Form 10-Q
period 1999-09-30
STARWOOD FINANCIAL INC
filed 1999-11-15
CIK 1095651

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 1-10150

                            ------------------------

                           STARWOOD FINANCIAL INC.(*)

             (Exact name of registrant as specified in its charter)

                MARYLAND                               95-6881527
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

      1114 AVENUE OF THE AMERICAS                        10036
               27TH FLOOR                              (Zip Code)
           NEW YORK, NY 10036
(Address of principal executive offices)

Registrant's telephone number, including area code:    (212) 930-9400

Securities registered pursuant to Section 12(b) of the Act:

            Title of each class:                   Name of Exchange on which registered:
            --------------------                   -------------------------------------
                common stock,
               $0.01 par value                            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 12, 1999, there were 85,919,372 shares of common stock of Starwood Financial Inc., $0.01 par value per share (the "Common Stock") outstanding.

    * On November 4, 1999, the registrant completed a transaction in which its name was changed from Starwood Financial Trust to Starwood Financial Inc., it issued Common Stock in exchange for the Class A and Class B Shares then outstanding, and the registrant listed its Common Stock on the New York Stock Exchange.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            STARWOOD FINANCIAL INC.

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----
PART I.    CONSOLIDATED FINANCIAL INFORMATION..........................      3
 ITEM 1.   FINANCIAL STATEMENTS:

           CONSOLIDATED BALANCE SHEETS AT SEPTEMBER 30, 1999 AND
           DECEMBER 31, 1998...........................................      3

           CONSOLIDATED STATEMENTS OF OPERATIONS--FOR THE THREE- AND
             NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998......      4

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS'
             EQUITY--FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30,
             1999......................................................      5

           CONSOLIDATED STATEMENTS OF CASH FLOWS--FOR THE THREE- AND
             NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998......      6

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................      7

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION      23
           AND RESULTS OF OPERATIONS...................................

PART II.   OTHER INFORMATION...........................................     33

 ITEM 1.   LEGAL PROCEEDINGS...........................................     33

 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...................     33

 ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.............................     33

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     33

 ITEM 5.   OTHER INFORMATION...........................................     33

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................     33

           SIGNATURES..................................................     35

PART I--CONSOLIDATED FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

                            STARWOOD FINANCIAL INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                              (UNAUDITED)
                                          ASSETS
Loans and other investments, net............................   $1,870,485      $1,823,761
Real estate subject to operating leases, net................      185,845         189,942
Cash and cash equivalents...................................       13,907          10,110
Restricted cash.............................................        3,498           5,699
Marketable securities.......................................        4,597           5,406
Accrued interest and rent receivable........................       14,006          13,122
Deferred expenses and other assets..........................       15,583          11,054
Investment in Starwood Operating............................          457             522
                                                               ----------      ----------
    Total assets............................................   $2,108,378      $2,059,616
                                                               ==========      ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities....   $    7,628      $   10,536
Dividends payable...........................................           --          22,633
Debt obligations............................................    1,095,388       1,055,719
                                                               ----------      ----------
    Total liabilities.......................................    1,103,016       1,088,888
                                                               ----------      ----------
Commitments and contingencies...............................           --              --

Shareholders' equity:
Series A Preferred Shares, $0.01 par value, liquidation
  value $50.00 per share, 4,400,000 shares authorized
  4,400,000 and 4,400,000 shares issued and outstanding at
  September 30, 1999 and December 31, 1998, respectively....           44              44
Class A Shares, $1.00 par value, 70,000,000 shares
  authorized, 52,470,951 and 52,407,718 shares issued and
  outstanding at September 30, 1999 and December 31, 1998,
  respectively..............................................       52,471          52,408
Class B Shares, $0.01 par value, 35,000,000 shares
  authorized, 26,235,475 and 26,203,859 shares issued and
  outstanding at September 30, 1999 and December 31, 1998,
  respectively..............................................          262             262
Warrants and options........................................       18,976          19,131
Accumulated other comprehensive income (losses).............         (206)            (23)
Additional paid in capital..................................      902,569         901,365
Retained earnings (deficit).................................       31,246          (2,459)
                                                               ----------      ----------
    Total shareholders' equity..............................    1,005,362         970,728
                                                               ----------      ----------
    Total liabilities and shareholders' equity..............   $2,108,378      $2,059,616
                                                               ==========      ==========

    The accompanying notes are an integral part of the financial statements.

                            STARWOOD FINANCIAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       FOR THE                           FOR THE
                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                              -------------------------         -------------------------
                                                1999             1998             1999             1998
                                              --------         --------         --------         --------
                                                     (UNAUDITED)                       (UNAUDITED)
REVENUE:
  Interest income...........................  $52,911          $36,398          $154,837         $68,910
  Operating lease income....................    4,276            4,350            11,726           8,624
  Other income..............................    3,448            1,329             8,751           2,213
                                              -------          -------          --------         -------
    Total revenue...........................   60,635           42,077           175,314          79,747
                                              -------          -------          --------         -------
COSTS AND EXPENSES:
  Interest expense..........................   21,099           14,978            61,348          25,472
  Operating lease depreciation..............    1,365            1,374             4,095           2,943
  General and administrative................      717              964             2,386           1,777
  Advisory fees.............................    4,933            2,826            14,614           4,817
  Provision for possible credit losses......    1,250            1,000             3,500           1,750
  Stock option compensation expense.........       --               --                --           5,985
                                              -------          -------          --------         -------
    Total costs and expenses................   29,364           21,142            85,943          42,744
                                              -------          -------          --------         -------
Net income before minority interest.........   31,271           20,935            89,371          37,003

Minority interest...........................       --               --                --             (54)
                                              -------          -------          --------         -------
Net income..................................  $31,271          $20,935          $ 89,371         $36,949
Net income allocable to preferred shares....   (5,308)              --           (15,923)             --
                                              -------          -------          --------         -------
Net income allocable to common
  shareholders..............................  $25,963          $20,935          $ 73,448         $36,949
                                              =======          =======          ========         =======
Net income allocable to Class A Shares......  $25,703          $20,726          $ 72,714         $36,580
                                              =======          =======          ========         =======
Basic earnings per Class A Share(1).........  $  0.49          $  0.40          $   1.39         $  0.96
                                              =======          =======          ========         =======
Diluted earnings per Class A Share(1).......  $  0.47          $  0.38          $   1.31         $  0.94
                                              =======          =======          ========         =======

------------------------

(1) As adjusted for one-for-six reverse stock split effective June 19, 1998

    The accompanying notes are an integral part of the financial statements.

                            STARWOOD FINANCIAL INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                  (UNAUDITED)

                                            COMMON SHARES,                    ACCUMULATED
                              SERIES A          AT PAR          WARRANTS         OTHER        ADDITIONAL   RETAINED
                              PREFERRED   -------------------      AND       COMPREHENSIVE     PAID-IN     EARNINGS
                               SHARES     CLASS A    CLASS B     OPTIONS    INCOME (LOSSES)    CAPITAL     (DEFICIT)     TOTAL
                              ---------   --------   --------   ---------   ---------------   ----------   ---------   ----------
Balance at December 31,
  1998......................     $44      $52,408      $262      $19,131         $ (23)        $901,365    $ (2,459)   $  970,728
Exercise of options.........      --           63        --         (155)           --            1,039          --           947
Change in accumulated other
  comprehensive income
  (losses)..................      --           --        --           --          (183)              --          --          (183)
Dividends
  declared--preferred.......      --           --        --           --            --              165     (10,615)      (10,450)
Dividends
  declared--common..........      --           --        --           --            --               --     (45,051)      (45,051)
Net income for the period...      --           --        --           --            --               --      89,371        89,371
                                 ---      -------      ----      -------         -----         --------    --------    ----------
Balance as of September 30,
  1999......................     $44      $52,471      $262      $18,976         $(206)        $902,569    $ 31,246    $1,005,362
                                 ===      =======      ====      =======         =====         ========    ========    ==========

    The accompanying notes are an integral part of the financial statements.

                            STARWOOD FINANCIAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                         FOR THE                  FOR THE
                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                  ---------------------   -----------------------
                                                    1999        1998        1999         1998
                                                  ---------   ---------   ---------   -----------
Cash flows from operating activities:
Net income......................................  $  31,271   $  20,935   $  89,371   $    36,949
Adjustments to reconcile net income to cash
  flows provided by operating activities:
  Minority interest.............................         --          --          --            54
  Non-cash expense for options issued to
    advisor.....................................         --          --          --         5,985
  Equity in earnings of unconsolidated joint
    ventures and subsidiaries...................        (48)       (690)         65          (690)
  Depreciation and amortization.................      2,709       2,363       8,359         4,870
  Amortization of discount/premium and deferred
    interest....................................     (6,295)     (5,837)    (19,025)      (14,158)
  Provision for possible credit losses..........      1,250       1,000       3,500         1,750
  Realized gain on sale of securities...........        (11)         --         (11)           --
  Changes in assets and liabilities:
    (Increase) decrease in restricted cash......         (1)         --       2,201            --
    (Increase) decrease in accrued interest and
      rent receivable...........................     (1,673)     (2,059)       (884)       (7,586)
    Increase in deferred expenses and other
      assets....................................     (3,167)        329      (4,201)        3,270
    Increase (decrease) in accounts payable,
      accrued expenses and other liabilities....       (944)      4,179      (2,908)        9,146
                                                  ---------   ---------   ---------   -----------
    Cash flows provided by operating
      activities................................     23,091      20,220      76,467        39,590
                                                  ---------   ---------   ---------   -----------
Cash flows from investing activities:
    Net cash outflow for the Recapitalization
      Transactions..............................         --          --          --      (334,916)
    New loan or investment
      originations/acquisitions.................    (24,164)   (564,816)   (361,414)     (770,916)
    Principal fundings on existing loan
      commitments...............................    (14,483)       (500)    (37,207)      (10,500)
    Repayments of and principal collections from
      loans and other investments...............    102,892      87,375     368,062        95,840
                                                  ---------   ---------   ---------   -----------
    Cash flows provided by (used in) investing
      activities................................     64,245    (477,941)    (30,559)   (1,020,492)
                                                  ---------   ---------   ---------   -----------
Cash flows from financing activities:
    Proceeds from issuance of Class B Shares....         --          --          --         1,534
    Net borrowings (repayments) under revolving
      credit facilities.........................       (663)    310,192      44,796       605,814
    Net borrowings under term loans.............    (64,634)    171,172       1,564       374,936
    Borrowings (repayments) under repurchase
      agreements................................       (200)     (3,385)     (6,691)       33,921
    Dividends paid..............................    (28,016)    (18,522)    (78,135)      (18,522)
    Payments for deferred financing costs.......        566      (1,623)     (4,592)      (10,310)
    Costs incurred in reorganization............         --          --          --          (480)
    Proceeds from exercise of options...........         --          --         947             4
                                                  ---------   ---------   ---------   -----------
    Cash flows provided by (used in) financing
      activities................................    (92,947)    457,834     (42,111)      986,897
                                                  ---------   ---------   ---------   -----------
Increase (decrease) in cash and cash
  equivalents...................................     (5,611)        113       3,797         5,995
Cash and cash equivalents at beginning of
  period........................................     19,518       6,178      10,110           296
                                                  ---------   ---------   ---------   -----------
Cash and cash equivalents at end of period......  $  13,907   $   6,291   $  13,907   $     6,291
                                                  =========   =========   =========   ===========
Supplemental disclosure of cash flow
  information:
  Cash paid during the period for interest......  $  19,219   $  12,644   $  57,578   $    19,186
                                                  =========   =========   =========   ===========

    The accompanying notes are an integral part of the financial statements.

                            STARWOOD FINANCIAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND BUSINESS

    ORGANIZATION--Starwood Financial Inc.(1) (the "Company") was formed on March 18, 1998 to continue and expand its predecessors' business, started in 1993, of delivering flexible financial solutions to the commercial real estate industry. Through a series of transactions during 1994 and 1996, Starwood Mezzanine Investors, L.P. ("Starwood Mezzanine") and certain affiliates of the general partner of Starwood Mezzanine (SAHI, Inc. and SAHI Partners) acquired control of the Company.

    On September 26, 1996, the Company became the sole general partner of APMT Limited Partnership (see Note 4). As discussed in Note 4, on March 18, 1998, all the outstanding interests in the partnership not held by the Company were exchanged for additional $1.00 par value Class A Shares of beneficial interest (the "Class A Shares") of the Company, the Company became the sole partner of the partnership and the partnership was terminated.

    Also as more fully described in Note 4, on March 18, 1998, the Company entered into a series of transactions approved by the Company's shareholders with Starwood Mezzanine and Starwood Opportunity Fund IV, L.P. ("SOF IV") (an affiliate of the general partners of Starwood Mezzanine), which, among other things, substantially recapitalized the Company and modified its investment policy (Starwood Mezzanine, SOF IV, SAHI, Inc. and SAHI Partners are collectively referred to as the "Starwood Investors").

    Effective June 19, 1998, the Company (which had previously been organized under California law) changed its domicile to Maryland by merging with a newly-formed subsidiary organized as a real estate investment trust under Maryland law. As a result of this merger, the Company effectively consummated a one-for-six(2) reverse split of its capital stock.

    Although the Company did not qualify as a real estate investment trust (a "REIT") for federal income tax purposes for its fiscal years 1993 through 1997, it did not incur any material tax liabilities as a result of its operations. As confirmed by a closing agreement with the Internal Revenue Service ("IRS") obtained in March 1998, the Company was eligible to and made an election to be taxed as a REIT for its tax years beginning January 1, 1998.

    BUSINESS--The Company is a leading structured finance company that delivers financial solutions to the real estate industry by implementing a creative, value added and entrepreneurial approach to providing investment capital. The Company primarily focuses on providing custom-tailored mortgage, mezzanine and lease financing to the real estate industry through its proprietary origination, acquisition and servicing platform to create superior risk-adjusted returns for its shareholders.

    The Company currently originates and acquires loans backed by various types of income-producing commercial real estate, with an emphasis on senior and junior commercial mortgage loans, mezzanine financing and credit tenant leasing. The Company has not in the past, and does not currently intend to invest a significant portion of its capital in commercial mortgage-backed securities. A significant portion of the Company's loans are structured so that the Company's investment is subordinate to the third-party first mortgage debt but senior to the real estate owner/operator's equity position. The Company does not have any prescribed allocation among investments, and the Company could invest all or any portion of its assets in any of the investments described above.

------------------------

Explanatory notes:

(1) As more fully discussed in Note 16, in connection with the Incorporation Merger on November 4, 1999, the Company changed its form and became a corporation under Maryland law and changed its name from Starwood Financial Trust to Starwood Financial Inc.

(2) All share information contained herein is presented as adjusted for effects of one-for-six reverse stock split effective June 19, 1998.

                            STARWOOD FINANCIAL INC.

NOTE 2--BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The consolidated financial statements include the accounts of the Company and its qualified REIT subsidiaries. Certain third-party mortgage servicing operations are conducted through Starwood Operating, Inc. ("Starwood Operating"), a taxable corporation, which is not consolidated with the Company for financial reporting or income tax purposes. The Company owns all of the preferred stock and a 95% economic interest in Starwood Operating, which is accounted for under the equity method for financial reporting purposes. Further, certain other investments in partnerships or joint ventures which the Company does not unilaterally control are also accounted for under the equity method.

    In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the Company's financial condition at September 30, 1999 and December 31, 1998 and the results of its operations, changes in shareholders' equity and its cash flows for the three- and nine-month periods ended
September 30, 1999 and 1998, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LOANS AND OTHER INVESTMENTS, NET--As described in Note 5, loans and other investments, net includes the following investments: senior mortgages, junior mortgages, discount mortgages, partnership loans, construction loans, loan participations and investments in certain real estate-related marketable securities. In general, management considers its loan and marketable real estate-related securities investments as held-to-maturity and, accordingly, reflects such items at amortized historical cost.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

    NON-CASH ACTIVITY--During the nine months ended September 30, 1998, the Company had significant non-cash activity including: (i) conversion of units in APMT Limited Partnership (shown as "minority interest" in the consolidated financial statements) to Class A Shares (see Note 4); (ii) issuance to Starwood Financial Advisors, L.L.C. (the "Advisor") of options to acquire Class A Shares of the Company (see Note 12); and (iii) issuance of new Class A Shares in exchange for a portion of the acquisition of loans and related investments as part of the Recapitalization Transactions (see Note 4).

    The cash portion of the Recapitalization Transactions is summarized as follows (in thousands):

Acquisition of loans and other investments..................  $(1,061,006)
Acquired accrued interest and rent receivable...............       (7,451)
Par value of Class A Shares issued..........................      302,223
Additional paid in capital on Class A Shares issued.........      431,318
                                                              -----------
Net cash outflow for the Recapitalization Transactions......  $  (334,916)
                                                              ===========

    MARKETABLE SECURITIES--The Company has certain investments in marketable securities such as those issued by the Government National Mortgage Association
(GNMA), Federal National Mortgage Association (FNMA), and Federal Home Loan Mortgage Corporation (FHLMC). Although the Company generally intends to hold such investments for long-term investment purposes, it may, from

                            STARWOOD FINANCIAL INC.

time to time, sell any of its investments in these securities as part of its management of liquidity. Accordingly, the Company considers such investments as "available-for-sale" and reflects such investments at fair market value with changes in fair market value reflected as a component of accumulated other comprehensive income (losses) as part of shareholders equity.

    DEFERRED FINANCING COSTS--Loan fees, hedging costs and other direct financing costs are capitalized and amortized as additional interest expense using the effective interest method over the term of the related obligation.

    REPURCHASE AGREEMENTS--The Company may enter into sales of securities or loans under agreements to repurchase the same security or loan. The amounts borrowed under repurchase agreements are carried on the balance sheet as part of debt obligations at the amount advanced plus accrued interest. Interest incurred on the repurchase agreements is reported as interest expense.

    REVENUE RECOGNITION--Interest income, including amortization of loan fees and premiums or discounts, is recognized using the effective interest method. Income under equity participation features is recognized when earned and payable. Income from prepayment penalties is recognized when received.

    PROVISION FOR POSSIBLE CREDIT LOSSES--The Company's accounting policies require that an allowance for estimated credit losses be maintained at a level that management, based upon an evaluation of known and inherent risks in the portfolio, considers adequate to provide for possible credit losses. Further, specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral less disposition costs on an individual loan basis. Management considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Management measures these impaired loans at the fair value of the loans' underlying collateral less estimated disposition costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan. These loans are placed on non-accrual status at such time that the loans either: (i) become 90 days delinquent; or (ii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment. Impairment losses are recognized as direct write-downs of the related loan with a corresponding charge to the provision for possible credit losses. Charge-offs occur when loans, or a portion thereof, are considered uncollectible and of such little value that further pursuit of collection is not warranted. Management's periodic evaluation of the allowance for possible credit losses is based upon an analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality and other relevant factors.

    INCOME TAXES--The Company did not qualify as a REIT from 1993 through 1997; however, it did not incur any material tax liabilities as a result of its operations. See Note 11 to the consolidated financial statements for more information.

    As confirmed in a closing agreement with the IRS obtained in March 1998, the Company was eligible to and elected to be taxed as a REIT for its tax year beginning January 1, 1998. As a REIT, the Company is subject to income taxation at corporate rates on its REIT taxable income; however, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. Starwood Operating is not consolidated for federal income tax purposes and is taxed separately as a corporation. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in Starwood Operating.

                            STARWOOD FINANCIAL INC.

    NET INCOME (LOSS) APPLICABLE TO CLASS A SHARES--Net income applicable to Class A Shares represents net income less current accumulated dividends on the outstanding preferred shares less 1% of the remaining net income, representing amounts applicable to the Class B Shares ("Class B Shares"), which were required to be issued by the Company in an amount equal to one-half of the number of Class A Shares outstanding.(3)

    EARNINGS (LOSS) PER CLASS A SHARE--In February 1997, the Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") effective for periods ending after December 15, 1997. SFAS No. 128 simplifies the standard for computing earnings per share and makes them comparable with international earnings per share standards. The statement replaces primary earnings per share with basic earnings per share ("Basic EPS") and fully-diluted earnings per share with diluted earnings per share ("Diluted EPS"). The Company adopted this accounting standard effective December 31, 1997, as required.

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 4--TRANSACTIONS WITH AFFILIATES AND RECAPITALIZATION

    TRANSACTIONS WITH AFFILIATES--In November 1993, the Company was notified that SAHI, Inc. (one of the Starwood Investors) had acquired all of the Company's 212,500 outstanding Class B Shares. Subsequent to the acquisition of the Class B Shares, SAHI Partners (another of the Starwood Investors) purchased the Class B Shares from SAHI, Inc. and accumulated 40,683 Class A Shares, or 9.60% of the total Class A Shares then outstanding.

    On March 15, 1994, the Company announced that it had entered into an agreement with SAHI Partners and SAHI, Inc. for the sale of a warrant for the right to purchase 833,333 Class A Shares at a price of $6.00 per share (the "Class A Warrant") and 416,667 shares of Class B Shares at a price of $0.06 per share (the "Class B Warrant"). SAHI and SAHI, Inc. purchased the warrants for $101,000, which amount was applied against the purchase price for the initial Class A Shares and Class B Shares purchased pursuant to the warrants. On
March 28, 1996, the Class A Warrant was assigned to Starwood Mezzanine.

    On September 26, 1996, the Company became sole general partner of APMT Limited Partnership by contributing $400,000 in cash in exchange for an 8.05% interest in such partnership. Starwood Mezzanine became the 91.95% limited partner by contributing to the partnership its entire interest in the participation certificates in the Warwick Hotel mortgage note, valued by the Company at approximately $4.6 million as of September 30, 1996. Starwood Mezzanine's interest in the partnership was evidenced by units, which were convertible into cash, Class A Shares or a combination of both pursuant to an exchange rights agreement. As described below, the units were converted to Class A Shares in the first quarter of 1998.

    On January 22, 1997, Starwood Mezzanine exercised its rights under the Class A Warrant to acquire 833,333 Class A Shares. After its exercise of the Class A Warrant, Starwood Mezzanine beneficially owned 833,333 Class A Shares and 761,491 units. In addition, SAHI, Inc. exercised its

------------------------

Explanatory note:

(3) Upon consummation of the Incorporation Merger, as more fully described in
    Note 16, the Class B Shares were exchanged for Class A Shares on the basis of 49 Class B Shares for 1 Class A Share and each Class A share was converted into one share of Common Stock. As a result, the Company now has a single class of Common Stock.

                            STARWOOD FINANCIAL INC.

rights under the Class B Warrant to acquire 416,667 Class B Shares. After its exercise of the Class B Warrant, SAHI Inc. beneficially owned 1,009,911 Class B Shares and 40,683 Class A Shares. Upon exercise of the Class A Warrant and Class B Warrant, SAHI Partners, SAHI, Inc. and Starwood Mezzanine jointly owned 69.46% of the outstanding Class A Shares and, with the voting interest of the Class B Shares, controlled 79.64% of the voting interest of the Company. The Company increased its capital by approximately $5.0 million, and the resulting funds were used to purchase qualified short-term government securities.

    During the quarter ended March 31, 1998, the Company consummated certain transactions and entered into agreements which significantly recapitalized and expanded the capital resources of the Company as well as modified future operations, including those described herein below in "Recapitalization Transactions."

    RECAPITALIZATION TRANSACTIONS--Pursuant to a series of transactions beginning in March 1994 and including the exercise of certain warrants in January 1997, Starwood Mezzanine and certain entities affiliated with the general partners of Starwood Mezzanine acquired joint ownership of 69.46% and 100% of the outstanding Class A Shares and Class B Shares of the Company, respectively, through which they controlled approximately 79.64% of the voting interest in the Company as of December 31, 1997. Prior to the consummation of these transactions, Starwood Mezzanine also owned 761,491 units which represented the remaining 91.95% of APMT Limited Partnership not held by the Company, which were convertible into either cash, an additional 761,491 Class A Shares of the Company, or a combination of the two, as determined by the Company.

    On March 18, 1998, each outstanding partnership unit held by Starwood Mezzanine was exchanged for one Class A Share of the Company and, concurrently, the partnership was liquidated through a distribution of its net assets to the Company, its then sole partner.

    Simultaneously, Starwood Mezzanine contributed various real estate loan investments to the Company in exchange for 9,191,333 Class A Shares and $25.5 million in cash, as adjusted. SOF IV contributed real estate loans and investments, $17.9 million in cash and certain letters of intent in exchange for 41,179,133 Class A Shares of the Company and a cash payment of $324.3 million. Concurrently, the holders of the Class B Shares who were affiliates of the general partners of Starwood Mezzanine and SOF IV acquired 25,565,979 additional Class B Shares sufficient to maintain existing voting preferences pursuant to the Company's Amended and Restated Declaration of Trust (the "Declaration of Trust"). Immediately after these transactions, the Starwood Investors owned approximately 99.27% of the outstanding Class A Shares of the Company and 100% of the Class B Shares. Assets acquired from Starwood Mezzanine were recorded using step acquisition accounting at predecessor basis adjusted to fair value to the extent of post-transaction third-party ownership. Assets acquired from SOF IV were recorded at their fair market value.

    The following summary pro forma information includes the effects of the following transactions consummated in March 1998: (i) the Recapitalization Transactions; (ii) the exchange of each outstanding unit in APMT Limited Partnership held by holders other than the Company for one Class A Share;
(iii) the liquidation and termination of the partnership; and (iv) the borrowings necessary to consummate the aforementioned transactions. The pro forma operating data for the nine months ended September 30, 1998 is presented as if the transactions had been completed on January 1, 1998.

                                   PRO FORMA

                       CONDENSED STATEMENT OF OPERATIONS

                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                 FOR THE NINE
                                                                 MONTHS ENDED
                                                              SEPTEMBER 30, 1998
                                                              ------------------
                                                                 (UNAUDITED)
REVENUE:
  Interest income...........................................       $ 88,280
  Operating lease income....................................         11,850
  Other income..............................................          2,489
                                                                   --------
    Total revenue...........................................        102,619
                                                                   --------
COSTS AND EXPENSES:
  Interest expense..........................................         31,333
  Operating lease depreciation..............................          4,332
  General and administrative................................          2,223
  Advisory fees.............................................         10,045
  Provision for possible credit losses......................          1,750
                                                                   --------
    Total costs and expenses................................         49,683
                                                                   --------
  Pro forma net income......................................       $ 52,936
                                                                   ========
  Pro forma basic net income per Class A Share..............       $   1.00
                                                                   ========
  Weighted average number of Class A Shares outstanding.....         52,408
                                                                   ========

    The pro forma operating data for the nine months ended September 30, 1998 excludes a charge of approximately $6.0 million or $0.11 per Class A Share, as adjusted, relating to the value of options to acquire Class A Shares issued to the Advisor concurrently with the consummation of the Recapitalization Transactions, as such charge is considered largely non-recurring in nature. However, future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

    While other real estate-related investments are assumed to have taken place as of the beginning of each period, mortgage note receivable originations or acquisitions are not reflected in these pro forma numbers until the actual origination or acquisition date by Starwood Mezzanine or SOF IV. The pro forma financial information is not necessarily indicative of what the consolidated results of operations of the Company would have been as of and for the period indicated, nor does it purport to represent the results of operations for future periods.

    ADVISORY AGREEMENT--In connection with the Recapitalization Transactions, the Company and the Advisor entered into an Advisory Agreement (the "Advisory Agreement") pursuant to which the Advisor managed the affairs of the Company, subject to the Company's purpose and investment policy, the investment restrictions and the directives of the Board of Directors. The services provided by the Advisor included the following: (i) identifying investment opportunities for the Company; (ii) advising the Company with respect to and effecting acquisitions and dispositions of the Company's investments; (iii) monitoring, managing and servicing the Company's loan portfolio; and (iv) arranging debt financing for the Company. The Advisor was prohibited form acting in a manner inconsistent with the express direction of the Board of Directors, and reported to the Board of Directors and the officers of the Company with respect to its activities.

                                   PRO FORMA

                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

    The Company paid the Advisor a quarterly base management fee of 0.3125% (1.25% per annum) of the "Book Equity Value" of the Company determined as of the last day of each quarter but estimated and paid in advance subject to recomputation. "Book Equity Value" is generally defined as the excess of the book value of the assets of the Company over all liabilities of the Company.

    In addition, the Company paid the Advisor a quarterly incentive fee of 5.00% of the Company's "Adjusted Net Income" during each quarter that the Adjusted Net Income for such quarter (restated and annualized as a rate of return on the Company's Book Equity Value for such quarter) equaled or exceeded the "Benchmark BB Rate." "Adjusted Net Income" is generally defined as the Company's gross income less the Company's expenses for the applicable quarter (including the base fee for such quarter but not the incentive fee for such quarter). In calculating both Book Equity Value and Adjusted Net Income, real estate-related depreciation and amortization (other than amortization of financing costs and other prepaid expenses to the extent such costs and prepaid expenses have previously been booked as an asset of the Company) are not deducted. In addition, debt that is exchangeable or convertible into equity securities is not treated as a liability of the Company if the value of the equity securities into which such debt obligation is convertible equals or exceeds the outstanding balance of such debt obligation and the interest expense of such debt is not included as an expense and, thus, does operate to reduce the Company's gross income. The Advisor was reimbursed for certain expenses it incured on behalf of the Company.

    Because payment of both the base fee and the incentive fee commenced
90 days after the consummation of the Recapitalization Transactions, fees were recognized ratably over the period from March 18, 1998 through December 31, 1998. The operating results of the Company for such period were greater than they would have been had the advisory fee not been deferred.

    The Advisory Agreement had an initial term of three years subject to automatic renewal for one-year periods unless the Company had been liquidated or a Termination Event (as defined in the Advisory Agreement and which generally included violations of the Advisory Agreement by the Advisor, a bankruptcy event of the Advisor or the imposition of a material liability on the Company as a result of the Advisor's bad faith, willful misconduct, gross negligence or reckless disregard of duties) had occurred and was continuing. In addition, the Advisor could have terminated the Advisory Agreement on 60 days' written notice to the Company and the Company could have terminated the Advisory Agreement upon 60 days' written notice if a Termination Event had occurred or if the decision to terminate were based on affirmative vote of the holders of two thirds or more of the voting shares of the Company at the time outstanding.

    Prior to the transactions described in Note 16 through which, among other things, the Company became self-advised, the Company was dependent on the services of the Advisor and its officers and employees for the successful execution of its business strategy. As discussed further in Note 16, subsequent to September 30, 1999, the Company consummated a series of transactions that resulted in the Company becoming self-advised.

NOTE 5--LOANS AND OTHER INVESTMENTS
The following is a summary description of the Company's loans and other investments as of September 30, 1999 (in thousands):

                                                             # OF        ORIGINAL      PRINCIPAL        CARRYING VALUE AS OF
                                            UNDERLYING     BORROWERS    COMMITMENT     BALANCES     SEPTEMBER 30,   DECEMBER 31,
TYPE OF INVESTMENT                         PROPERTY TYPE   IN CLASS       AMOUNT      OUTSTANDING       1999            1998
------------------                         -------------   ---------   ------------   -----------   -------------   ------------
                                                                                                    (UNAUDITED)
Senior Mortgages.........................  Office/Hotel/       15       $  849,092    $  789,128     $  785,094      $  656,631
                                            Mixed Use/
                                            Apartment/
                                            Retail

Subordinated Mortgages...................  Office/Hotel/       16          586,035       573,320        586,614         458,280
                                            Mixed Use/
                                            Retail

Discount Mortgages.......................  Office/Hotel/        1           72,900        72,900         51,678          86,259
                                            Apartment

Partnership Loans/Unsecured Notes........  Office/Hotel/        9          243,941       227,715        231,832         346,421
                                            Residential/
                                            Land

Construction Loans.......................  Resorts/             2           91,390        56,950         60,997          97,819
                                            Conference
                                            Center

Loan Participations......................  Hotel/Office/        3           35,628        35,574         35,198          40,877
                                            Retail

Specialty Finance Joint Venture Loans      Various              3           50,400        36,723         34,101          47,722
(4)......................................

Investments in Unconsolidated Ventures...  Various              6              N/A           N/A         29,075          30,104

Other Real Estate-Related Investments....  Real Estate-       N/A              N/A           N/A         62,146          62,398
                                            Related
                                            Securities
                                                                                                     ----------      ----------

Gross Carrying Value.....................                                                            $1,876,735      $1,826,511

Provision for Possible Credit Losses.....                                                                (6,250)         (2,750)
                                                                                                     ----------      ----------

Total, Net...............................                                                            $1,870,485      $1,823,761
                                                                                                     ==========      ==========

                                                                 CONTRACTUAL               CONTRACTUAL
                                             EFFECTIVE            INTEREST                  INTEREST
                                             MATURITY              ACCRUAL                   PAYMENT            PRINCIPAL
TYPE OF INVESTMENT                             DATES              RATES (5)                 RATES (5)          AMORTIZATION
------------------                         -------------   -----------------------   -----------------------   ------------
Senior Mortgages.........................   2000 to 2009   Fixed: 7.28% to 20.00%    Fixed: 7.28% to 18.00%        Yes(1)
                                                           Variable: LIBOR +         Variable: LIBOR +
                                                           1.50% to 6.00%            1.50% to 6.00%
Subordinated Mortgages...................   2000 to 2007   Fixed: 9.53% to 17.00%    Fixed: 9.53% to 15.25%        Yes(1)
                                                           Variable: LIBOR +         Variable: LIBOR +
                                                           4.50% to 5.80%            4.50% to 5.80%
Discount Mortgages.......................           2007   Fixed: 7.00%              Fixed: 7.00%                  Yes
Partnership Loans/Unsecured Notes........   2000 to 2008   Fixed: 10.00% to 17.50%   Fixed: 9.00% to 15.00%        Yes
                                                           Variable: LIBOR +         Variable: LIBOR + 5.37%
                                                           5.37%
Construction Loans.......................   2004 to 2007   Fixed: 10.30% to 12.50%   Fixed: 10.30% to 12.50%       Yes
Loan Participations......................   1999 to 2005   Fixed: 7.13% to 14.00%    Fixed: 5.65% to 13.60%        Yes
Specialty Finance Joint Venture Loans       2000 to 2018   Fixed: 9.45%              Fixed: 9.45%                  Yes
(4)......................................                  Variable: LIBOR +         Variable: LIBOR +
                                                           4.25% to 4.50%            4.25% to 4.50%
Investments in Unconsolidated Ventures...            N/A   Various                   Various                        No
Other Real Estate-Related Investments....  2002 and 2007   Fixed: 12.50% to 12.75%   Fixed: 12.50% to 12.75%        No
Gross Carrying Value.....................
Provision for Possible Credit Losses.....
Total, Net...............................


                                           PARTICIPATION
TYPE OF INVESTMENT                           FEATURES
------------------                         -------------
Senior Mortgages.........................       Yes(2)
Subordinated Mortgages...................       Yes(2)
Discount Mortgages.......................       Yes(2)
Partnership Loans/Unsecured Notes........       Yes(2)
Construction Loans.......................        No
Loan Participations......................        No
Specialty Finance Joint Venture Loans            No
(4)......................................
Investments in Unconsolidated Ventures...        No
Other Real Estate-Related Investments....        No
Gross Carrying Value.....................
Provision for Possible Credit Losses.....
Total, Net...............................

Explanatory Notes

1. The loans require fixed payments of principal and interest resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity. In addition, one of the loans permits additional annual prepayments of principal of up to $1.3 million without penalty at the borrower's option.

2. Under some of these loans, the lender receives additional payments representing additional interest from participation in available cash flow from operations of the property and the proceeds, in excess of a base amount, arising from a sale or refinancing of the property.

3. Information for this investment classification, except for the Company's carrying value, represents terms of loans in an unconsolidated joint venture. See narrative discussion of the joint venture in this note.

4. Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly.

                            STARWOOD FINANCIAL INC.

NOTE 5--LOANS AND OTHER INVESTMENTS

    During the nine months ended September 30, 1999 and 1998, respectively, the Company and its affiliated ventures originated or acquired an aggregate of $358.8 million and $723.7 million in loans and related investments, funded $37.2 million and $10.5 million under existing loan commitments and received principal repayments of $368.1 million and $95.8 million.

    In addition, on July 24, 1998, the Company entered into a strategic origination venture with a publicly-traded finance company to originate loans secured by specialty real estate. On June 30, 1999, three of the loans funded by the venture repaid in full, and the venture received approximately $2.8 million in principal and accrued interest which was distributed to the partners. On August 23, 1999, a fourth loan was repaid in full and the venture received approximately $10.5 million in principal and accrued interest, a portion of which was distributed to the Company in accordance with the terms of the venture. As more fully discussed in Note 16, the remaining underlying loans were repaid in full subsequent to September 30, 1999 and the joint venture was terminated.

    The Company has reflected additional provisions for possible credit losses of approximately $3.5 million and $1.8 million in its results of operations during the nine-month periods ended September 30, 1999 and 1998, respectively, and approximately $1.3 million and $1.0 million for the three-month periods ended September 30, 1999 and 1998, respectively. There was no other activity in the Company's reserve balances during this period. These provisions represent portfolio reserves based on management's evaluation of general market conditions, the Company's and industry loss experience, likelihood of delinquencies or defaults and the underlying collateral. No direct impairment reserves on specific loans were considered necessary. Management may transfer reserves between general and specific reserves as considered necessary.

NOTE 6--REAL ESTATE SUBJECT TO OPERATING LEASES

    The Company owns rental property under a bondable, triple-net operating lease covering 17 hotels under which the lessee pays all costs associated with operation of the hotels, including real estate taxes, insurance, utilities, services and capital expenditures. The initial term of the lease expires on December 31, 2020, and can be extended for up to three five-year terms at the lessee's option. Rent payments under the lease consist of base rent of $15.0 million per annum, payable monthly, and additional rent based on the amount by which the aggregate operating revenue of the underlying hotels for any given lease year exceeds the 1996 base year. The carrying amount is presented net of accumulated depreciation of approximately $8.4 million and $4.3 million as of September 30, 1999 and December 31, 1998, respectively.

                            STARWOOD FINANCIAL INC.

NOTE 7--DEBT OBLIGATIONS

    The Company had obligations under various arrangements with financial institutions as follows (in thousands):

                                         PRINCIPAL
                            MAXIMUM    BALANCE AS OF        PRINCIPAL                                      EFFECTIVE
                            AMOUNT     SEPTEMBER 30,      BALANCE AS OF            INTEREST                 MATURITY
                           AVAILABLE        1999        DECEMBER 31, 1998            RATE                     DATE
                           ---------   --------------   -----------------   ----------------------   ----------------------
                                        (UNAUDITED)
REVOLVING CREDIT
  FACILITIES:
  Line of credit.........  $675,000      $  476,432        $  554,907           LIBOR + 1.50%             March 2001
  Line of credit.........   500,000         169,952            86,038        LIBOR + 1.00-1.25%           August 2000
                                         ----------        ----------
    Total revolving
      credit
      facilities.........                   646,384           640,945
                                         ----------        ----------

TERM LOANS:
  Secured by real estate under              154,292                --               7.44%                 March 2009
    operating leases................             --           125,000           LIBOR + 1.50%             March 1999
  Secured by senior mortgage
    investment......................         89,985            89,991           LIBOR + 1.00%             August 2000
  Secured by senior and subordinate
    mortgage investments............        111,328           112,927           LIBOR + 1.00%             August 2000
  Secured by senior mortgage
    investment......................             --            40,765           LIBOR + 1.00%              May 1999
  Secured by senior mortgage
    investment......................         54,000                --         LIBOR + 1.75%(1)           November 2000
                                         ----------        ----------
    Total term loans................        409,605           368,683
                                         ----------        ----------
OTHER DEBT OBLIGATIONS:.............         39,399            46,091              Various                  Various
                                         ----------        ----------
TOTAL DEBT OBLIGATIONS..............     $1,095,388        $1,055,719
                                         ==========        ==========

------------------------------

(1) Based on a 12-month LIBOR contract currently at 5.317%, repricing in May
    2000.

    Availability of amounts under the revolving credit facilities is based on a percentage borrowing base calculation. Except as indicated above, all debt obligations are based on 30-day LIBOR and reprice monthly.

NOTE 8--PREFERRED SHARES

    On December 15, 1998, the Company issued 4.4 million preferred shares and warrants to acquire 6.0 million shares of common stock at $35.00 per share, for aggregate proceeds of $220.0 million. The proceeds were allocated between the two securities issued based on estimated relative fair values.

    The preferred shares have a liquidation value of $50.00 per share, carry an initial dividend yield of 9.50% per annum and are callable without premium at the Company's option on or after December 15, 2003. The dividend rate on the preferred shares will increase to 9.75% on December 15, 2005, to 10.00% on December 15, 2006 and to 10.25% on December 15, 2007 and thereafter. No other classes of preferred shares of beneficial interest were outstanding as of September 30, 1999 or December 31, 1998.

    Dividends on the preferred shares are payable quarterly in arrears and are cumulative. The preferred shares have preference over the Company's common stock with respect to the payment of dividends and the distribution of assets in the event of a liquidation or dissolution of the Company.

                            STARWOOD FINANCIAL INC.

NOTE 9--CLASS A SHARES AND CLASS B SHARES

    Prior to November 4, 1999, the Company was authorized to issue
105.0 million shares, representing 70.0 million Class A Shares and 35.0 million Class B Shares, with a par value of $1.00 and $0.01 per share, respectively. Class B Shares were required to be issued by the Company in an amount equal to one half of the number of Class A Shares outstanding. Class A and Class B Shares were each entitled to one vote per share with respect to the election of trustees and other matters. Pursuant to the Declaration of Trust, the Class B Shares were convertible at the option of the Class B Shareholders into Class A Shares on the basis of 49 Class B Shares for one Class A Share. However, the holder of Class B Shares had agreed with the Company that it would not convert the Class B Shares into Class A Shares without the approval of a majority of trustees that were not affiliated with such holder. All distributions of cash were made 99% to the holders of Class A Shares and 1% to the holders of Class B Shares.

    As more fully described in Note 16, the Company consummated a series of transactions on November 4, 1999, in which its Class A and Class B Shares were exchanged into a single class of Common Stock.

NOTE 10--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

    RISK MANAGEMENT--In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from a property's or borrower's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of loans held for sale, securities available for sale and purchased mortgage servicing rights due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying loans and the valuation of real estate held by the Company.

    USE OF DERIVATIVE FINANCIAL INSTRUMENTS--The Company's use of derivative financial instruments is primarily limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposure. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The counterparties to these contractual arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of nonperformance by these counterparties. However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet their obligations. Prior to the Recapitalization Transactions, the Company did not significantly utilize derivative financial instruments.

    In anticipation of and since the completion of the Recapitalization Transactions, the Company had entered into a LIBOR interest rate cap struck at 9.00% in the notional amount of $300.0 million expiring in March 2001. The Company also entered into LIBOR interest rate caps struck at 7.50% in the notional amounts of $40.4 million and $38.3 million expiring in January and June 2001, respectively, on amounts borrowed under additional term loans. In addition, the Company acquired a LIBOR interest rate cap struck at 8.50% in the notional amount of $32.5 million expiring December 1999.

                            STARWOOD FINANCIAL INC.

NOTE 10--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS (CONTINUED)

Further, the Company has entered into approximately $205.5 million of interest rate swaps to effectively fix the interest rate on a portion of the Company's floating-rate obligations.

    The Company is currently pursuing or recently consummated certain anticipated long-term fixed rate borrowings and had entered into certain derivative instruments based on U.S. Treasury securities to hedge the potential effects of interest rate movements on these transactions. Under these agreements, the Company would generally receive additional cash flow at settlement if interest rates rise and pay cash if interest rates fall. The effects of such receipts or payments will be deferred and amortized over the term of the specific related fixed-rate borrowings. During the three-month period ended September 30, 1999, the Company settled an aggregate notional amount of approximately $63.0 million that was outstanding under such agreements, resulting in a receipt of approximately $0.6 million to be amortized over the term of the anticipated borrowing.

    During the nine-month period ended September 30, 1999, the Company refinanced its $125.0 million term loan maturing March 15, 1999 with a $155.4 million term loan maturing March 5, 2009. The new term loan bears interest at 7.44% per annum, payable monthly, and amortizes over an approximately 22-year schedule. The new term loan represented one of the forecasted transactions for which the Company had previously entered into U.S. Treasury-based hedging transactions. The net cost of the settlement of the related interest rate hedges has been deferred and will be amortized as an increase to the effective financing cost of the new term loan over its effective 10-year term.

    In the event that, in the opinion of management, it is no longer probable that the remaining forecasted transaction will occur under terms substantially equivalent to those projected, the Company will cease recognizing such transactions as hedges and immediately recognize related gains or losses based on actual settlement or estimated settlement value of the underlying derivative contract. No such gains or losses have been recognized by the Company.

NOTE 11--INCOME TAXES

    Although originally formed to qualify as a REIT under the Code for the purpose of making and acquiring various types of mortgage and other loans, during 1993 through 1997, the Company failed to qualify as a REIT. The Company did not incur any material tax liabilities as a result of its operations during such years. As confirmed by a closing agreement with the Internal Revenue Service (the "IRS") obtained in March 1998, the Company was eligible and has elected to be taxed as a REIT for tax years commencing on January 1, 1998.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and income tax purposes, as well as operating loss and tax credit carry forwards. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. Given the limited nature of the Company's operations and assets and liabilities from 1993 through 1997, the only deferred tax assets are net operating loss carry forwards ("NOLs") of approximately
$4.0 million, which arose during such periods. Since the Company has elected to be treated as a REIT for its tax years beginning January 1, 1998, it is anticipated that such NOLs will expire unutilized. Accordingly, no net value, after consideration of a 100% valuation allowance, has been reflected in these financial statements as of September 30, 1999 or December 31, 1998.

                            STARWOOD FINANCIAL INC.

NOTE 12 -- 1996 SHARE INCENTIVE PLAN

    The Company maintains a stock option plan to provide a means of incentive compensation for officers, key employees, trustees, consultants and advisors. Stock options, restricted stock awards and other performance awards may be granted under the Starwood Financial Inc. 1996 Share Incentive Plan (as amended, the "Plan"). Under the Plan, up to 9.00% of the outstanding shares on a fully-diluted basis, as adjusted for subsequent issuances of shares, are reserved for issuance under the Plan. All grants under the Plan, other than automatic grants to non-employee trustees, will be at the sole discretion of the Board of Directors or a specifically designated subcommittee of such trustees. Approximately 2,493,843 options to purchase shares at $15.00 per share that are immediately exercisable were granted to the Advisor on March 13, 1998 under the Plan in connection with the consummation of the Recapitalization Transactions, and additional grants may be made to employees of the Company in the future.

    An independent financial advisory firm estimated the value of these options at date of grant to be approximately $2.40 per share using a Black-Scholes valuation model. In the absence of comparable historical market information for the Company, the advisory firm utilized assumptions consistent with activity of a comparable peer group of companies, including an estimated option life of five years, a 27.50% volatility rate and an estimated annual dividend rate of 8.50%. Options issued to employees will be accounted for using the intrinsic method and, accordingly, no earnings charge will be reflected for options issued to direct employees since the exercise price approximates the concurrent exchange transaction price at date of grant. Options issued to the Advisor were accounted for under the option value method and, accordingly, resulted in a charge to earnings upon consummation of the Recapitalization Transactions equal to the number of options allocated to the Advisor multiplied by the estimated value at consummation. The charge of approximately $6.0 million was reflected in the Company's first quarter 1998 financial results. Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

    No options to acquire shares were exercised in the three-month period ended September 30, 1999. Options to acquire 63,233 shares were exercised in the nine-month period ended September 30, 1999.

NOTE 13--EARNINGS PER SHARE

    Basic EPS is computed based on the income applicable to Class A Shares (which is net income reduced by accrued dividends on the preferred shares and by 1% allocated to Class B Shares) divided by the weighted average number of Class A Shares outstanding during the period. Diluted EPS is based on the net earnings applicable to Class A Shares plus dividends on Class B Shares which are convertible into Class A Shares, divided by the weighted average number of Class A Shares and dilutive potential Class A Shares that were outstanding during the period. Dilutive potential Class A Shares include the Class B Shares, which are convertible into Class A Shares at a rate of 49 Class B Shares for one Class A Share, and potentially dilutive options to purchase Class A Shares issued to the Advisor and the trustees of the Company and warrants to acquire Class A Shares. Basic and diluted

                            STARWOOD FINANCIAL INC.

NOTE 13--EARNINGS PER SHARE (CONTINUED)

earnings per Class A Share are based upon the following weighted average shares outstanding during each of the three- and nine-month periods ended
September 30, 1999 and 1998, respectively.

                                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                SEPTEMBER 30,            SEPTEMBER 30,
                                                           -----------------------   ----------------------
                                                            1999           1998       1999          1998
                                                            ------         ------     ------        ------
                                                                            (IN THOUSANDS)
Weighted average Class A Shares outstanding for basic
  earnings per Class A Share.............................   52,471         52,390     52,463        37,968
Add effect of assumed shares issued under treasury stock
  method for stock options...............................    1,513          1,704      1,645         1,086
Add effects of conversion of Class B Shares (49-for-one
  ratio).................................................      560            560        568           405
Add effect of assumed warrants exercised under treasury
  stock method for stock options.........................      783             --      1,530            --
                                                            ------         ------     ------        ------
Weighted average Class A Shares outstanding for diluted
  earnings per Class A Share.............................   55,327         54,654     56,206        39,459
                                                            ======         ======     ======        ======

    As previously indicated, effective June 19, 1998, the Company consummated a one-for-six reverse stock split for its Class A and Class B Shares. Historical earnings per share and the information presented above have been retroactively restated to reflect the reverse split for comparative purposes.

NOTE 14--COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Company was not previously required to present comprehensive income or its components under generally accepted accounting principles. The Company has adopted this standard effective January 1, 1998. Total comprehensive income was $89.3 million and $36.9 million for the nine-month periods ended September 30, 1999 and 1998, respectively, and $31.3 million and $21.0 million for the three-month periods ended September 30, 1999 and 1998, respectively. The primary component of comprehensive income other than net income was the change in value of certain investments in marketable securities classified as available-for-sale.

NOTE 15--DIVIDENDS

    In order to maintain its election to qualify as a REIT, the Company must distribute, at minimum, an amount equal to 95% of its taxable income and must distribute 100% of its taxable income to avoid paying corporate federal income taxes. Accordingly, the Company anticipates it will distribute all of its taxable income to its shareholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses, in certain circumstances, the Company may be required to borrow to make sufficient dividend payments to meet this anticipated dividend threshold.

                            STARWOOD FINANCIAL INC.

NOTE 15--DIVIDENDS (CONTINUED)

    Total dividends declared by the Company aggregated $22.8 and $45.1 million, or $0.43 and $0.85 per Class A Share, for the three- and nine-months ended September 30, 1999. On October 1, 1999, the Company declared a dividend of approximately $23.1 million, or $0.44 per Class A Share, applicable to the third quarter and payable to shareholders of record on October 15, 1999. In addition, on October 1, 1999, the Company also declared dividends aggregating approximately $0.2 million to the Class B Shareholders, applicable to the third quarter and payable to shareholders of record on October 15, 1999. The Company also declared a preferred dividend of approximately $5.2 million to all preferred shareholders of record on September 30, 1999. The exact amount of future quarterly dividends to shareholders will be determined by the Board of Directors based on the Company's actual and expected operations for the fiscal year and the Company's overall liquidity position.

NOTE 16--SUBSEQUENT TRANSACTIONS

    Subsequent to September 30, 1999, the remaining loans underlying the Company's strategic origination venture secured by specialty real estate, as described in Note 5, were repaid in full. As the Company no longer intended to originate additional loans through the venture, the net assets of the venture, including the proceeds of these repayments, were distributed to the Company and its venture partner, in accordance with the terms of the venture agreement, and the venture was terminated.

    On November 3, 1999, consistent with previously announced terms, the Company's shareholders approved a series of transactions including: (i) the acquisition, through a merger (the "Merger"), of TriNet Corporate Realty Trust, Inc. ("TriNet"); (ii) the acquisition, through a merger and a contribution of interests, of 100% of the ownership interests in the Company's external advisor (the "Advisor Transaction"); and (iii) the change in form of the Company's organization into a Maryland corporation (the "Incorporation Merger"). TriNet stockholders also approved the Merger transaction on November 3, 1999. Pursuant to the Merger, TriNet merged with and into a subsidiary of the Company, with TriNet surviving as a wholly-owned subsidiary of the Company (the "Leasing Subsidiary"). In the Merger, each share of TriNet common stock was converted into 1.15 common shares of the Company. Each share of TriNet Series A, Series B or Series C Cumulative Redeemable Preferred Stock was converted into a share of Series B, Series C or Series D (respectively) Cumulative Redeemable Preferred Stock of the Company. The Company's preferred stock issued to the former TriNet preferred stockholders has substantially the same terms as the TriNet preferred stock, except that the new Series B, C, and D preferred stock has additional voting rights not associated with the TriNet preferred stock. The holders of the Company's Series A Preferred Stock will retain their preferred shares with the same rights and preferences as existed prior to the Merger. The Merger will be accounted for as a purchase.

    These transactions were consummated on November 4, 1999. As a result, the Company is now self-advised and plans to continue to qualify as a REIT for federal income tax purposes. As a part of these transactions, the Company also changed its name to Starwood Financial Inc.

    Contemporaneously with the consummation of the Merger, the Company acquired 100% of the interests in the Advisor in exchange for total consideration of four million common shares of the Company in the Advisor Transaction. For accounting purposes, the Advisor Transaction is not considered the acquisition of a "business" in applying Accounting Principles Board Opinion No. 16, "Business Combinations" and, therefore, the market value of the common shares issued (in excess of the fair value of the net tangible assets acquired of approximately $0.4 million) will be charged to

                            STARWOOD FINANCIAL INC.

NOTE 16--SUBSEQUENT TRANSACTIONS (CONTINUED)

operating income as a one-time item in the fourth quarter of 1999 rather than capitalized as goodwill as part of the transaction. The closings of the Merger and the Advisor Transaction were conditions to the completion of each other.

    Prior to the consummation of the Merger and the Advisor Transaction, the Company changed its form from a Maryland trust to a Maryland corporation in the Incorporation Merger through a merger with a wholly-owned subsidiary of the Company formed solely to effect such merger. In the Incorporation Merger, the Class B Shares were converted into shares of common stock on a 49-for-one basis (the same ratio at which Class B Shares were previously convertible into Class A Shares), and the Class A Shares were converted into shares of Common Stock on a one-for-one basis. As a result, the Company no longer has multiple classes of shares. The Incorporation Merger was treated as a transfer of assets and liabilities under common control. Accordingly, the assets and liabilities transferred from Starwood Financial Trust to Starwood Financial Inc. will be reflected at their predecessor basis and no gain or loss will be recognized.

    The Company declared a special dividend of one million shares of its Common Stock payable pro rata to all holders of record of its Common Stock following completion of the Incorporation Merger, but prior to the effective time of the Merger with TriNet and the Advisor Transaction. The stock dividend has been declared and will be paid on November 18, 1999.

    On November 4, 1999, shares of the Company's single class of Common Stock began trading on the New York Stock Exchange under the symbol "SFI".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Prior to the Recapitalization Transactions (described in Note 4 to the Company's consolidated financial statements), the Company's primary source of cash during 1997 was from income earned on its interest in the participation certificates in a mortgage note secured by an interest in the Warwick Hotel and certain investments in government or government-sponsored securities, as well as short-term cash investments. On October 1, 1997, the Warwick Hotel note was repaid and the $4.5 million of proceeds were invested in government securities and other short-term real estate investments.

    On September 26, 1996, the Company became sole general partner of APMT Limited Partnership (see Notes 1 and 4 to the Company's consolidated financial statements) by contributing $400,000 in cash in exchange for a 8.05% interest in the partnership. Starwood Mezzanine became the 91.95% limited partner by contributing to the partnership its entire interest in the participation certificates in the Warwick Hotel mortgage note, valued by the Company at approximately $4.6 million at the time of contribution. Starwood Mezzanine's units were converted into Class A Shares on March 18, 1998 on a one-for-one basis and the partnership was dissolved.

    On January 22, 1997, Starwood Mezzanine exercised its rights under a warrant (see Note 4 to the Company's consolidated financial statements) to acquire 833,333 Class A Shares. In addition, SAHI, Inc. exercised its rights under the warrant (see Note 4) to acquire 416,667 Class B Shares. As a result of the exercise of warrants to purchase Class A and Class B Shares in January 1997, the Company's capital increased by approximately $5.0 million, and the resulting funds were used to purchase short-term government securities (see Note 4).

    As more fully discussed in Note 4 to the Company's consolidated financial statements, on March 18, 1998, the Company entered into a series of transactions approved by the Company's shareholders which, among other things, substantially recapitalized the Company and modified its investment policy. Effective
June 19, 1998, the Company (which was organized under California law) changed its domicile to Maryland by merging with a newly-formed subsidiary organized under Maryland law and issued new shares of the subsidiary to its shareholders in exchange for the previous shares of the Company. Concurrently, the Company consummated a one-for-six reverse stock split.

    Immediately prior to the consummation of the Recapitalization Transactions, the Company's assets primarily consisted of approximately $11.0 million in short-term, liquid real estate investments, cash and cash equivalents.

    On December 15, 1998, the Company sold $220.0 million of preferred shares and warrants to purchase Class A Shares to Lazard Freres Real Estate Fund II, L.P. ("Fund II"), Lazard Freres Real Estate Offshore Fund II, L.P. (the "Offshore Fund"), and LF Mortgage REIT (the "Private REIT" and, collectively with Fund II and the Offshore Fund, the "Investors"). Concurrent with the sale of the preferred shares and warrants, the Company purchased $280.3 million in real estate loans and participation interests (the "Acquired Assets") from Lazard Freres Real Estate Fund L.P. ("Fund I"), Fund II, Prometheus Mid-Atlantic Holding, L.P. ("PMAH"), Pacific Preferred LLC ("Pacific"), Atlantic Preferred II LLC ("Atlantic"), Indian Preferred LLC ("Indian") and Prometheus Investment Holding L.P. ("PIHLP" and, collectively with Fund I, Fund II, PMAH, Pacific, Atlantic, Indian and PIHLP, the "Sellers"). Such transactions are referred to collectively as the "Lazard Transaction."

    As more fully discussed in Note 16 to the Company's consolidated financial statements, on November 3, 1999, consistent with previously announced terms, the Company's shareholders approved a series of transactions including: (i) the acquisition, through Merger, of TriNet; (ii) the Advisor Transaction; and
(iii) the Incorporation Merger. TriNet stockholders also approved the Merger on November 3, 1999. Pursuant to the Merger, TriNet merged with and into a subsidiary of the Company, with TriNet surviving as a wholly-owned subsidiary of the Company. In the Merger, each share of common stock of TriNet was converted into 1.15 common shares of the Company. Each share of TriNet Series A, Series B or Series C Cumulative Redeemable Preferred Stock was converted into a share of Series B, Series C or Series D (respectively) Cumulative Redeemable Preferred Stock of the Company. The Company's preferred stock issued to the former TriNet preferred stockholders has substantially the same terms as the TriNet preferred stock, except that the new Series B, C, and D preferred stock has additional voting rights not associated with the TriNet preferred stock. The holders of the Company's Series A Preferred Stock will retain their preferred shares with the same rights and preferences as existed prior to the Merger. The Merger will be accounted for as a purchase.

    The Recapitalization Transactions, the Lazard Transaction, the Merger, the Advisor Transaction and other related transactions have materially impacted the operations of the Company and will continue to impact the Company's future operations. Accordingly, the reported historical financial information for periods prior to these transactions is not believed to be fully indicative of the Company's future operating results or financial condition.

RESULTS OF OPERATIONS

                                                              ORIGINATIONS
                                                                  AND        ADDITIONAL   PRINCIPAL
                                                              ACQUISITIONS    FUNDINGS    REPAYMENTS
                                                              ------------   ----------   ----------
                                                                          (IN MILLIONS)
Quarter Ended March 31, 1998
  (Including Recapitalization Transactions).................    $1,061.0        $  --      $  (1.0)
Quarter Ended June 30, 1998.................................       206.1         10.0         (7.4)
Quarter Ended September 30, 1998............................       564.8          0.5        (87.2)
Quarter Ended December 31, 1998
  (Including Lazard Transaction)............................       250.1          6.0         (8.1)
Quarter Ended March 31, 1999................................       152.1          7.1        (56.7)
Quarter Ended June 30, 1999.................................       183.8         15.6       (208.5)
Quarter Ended September 30, 1999............................        52.9(1)      14.5       (102.9)
                                                                --------        -----      -------
Totals......................................................    $2,470.8        $53.7      $(471.8)
                                                                ========        =====      =======

------------------------

(1) Amount includes a $30.0 million loan commitment made during the quarter ended September 30, 1999, but not funded as of quarter end.

    THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO 1998

    During the three months ended September 30, 1999, total revenue increased by $18.6 million as compared to total revenue for the three months ended
September 30, 1998. This increase is a result of the interest generated by the real estate loan investments contributed in the Recapitalization Transactions, as well as other loan investments newly originated or acquired by the Company and additional fundings under loan commitments.

    Included in other income for the three-month period ended September 30, 1999 is a yield maintenance fee of $2.5 million from the early repayment of a $16.9 million unsecured note.

    The increase in the Company's total costs during the three months ended September 30, 1998 compared to the three months ended September 30, 1999 is primarily due to the expense associated with the interest expense on borrowings under revolving credit facilities and other borrowings used to fund the Company's loan origination and acquisition activities, as well as general and administrative costs and advisory fee expenses under the Advisory Agreement.

    NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO 1998

    During the nine months ended September 30, 1999, total revenue increased by $95.6 million as compared to total revenue for the nine months ended
September 30, 1998. This increase is a result of the interest generated by the real estate loan investments contributed in the Recapitalization Transactions, as well as other loan investments newly originated or acquired by the Company and additional fundings under loan commitments.

    Included in other income for the nine-month period ended September 30, 1999 is a yield maintenance fee of $2.5 million from the early repayment of a $16.9 million unsecured note and a $1.9 million prepayment penalty from the early repayment of a $40.0 million senior mortgage. Additionally, included in other income is a gain of $3.1 million from the early repayment of a $90.6 million senior mortgage and a $50.1 million subordinated mortgage, which had been acquired at a discount, from a single borrower.

    The increase in the Company's total costs during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1999 is primarily due to the expense associated with the interest expense on the borrowings under revolving credit facilities and other borrowings used to fund the Company's loan origination and acquisition activities. Further, as discussed in Note 5 to the consolidated financial statements, the Company recognized a $3.5 million provision in the nine-month period ended September 30, 1999 for possible credit losses, as compared to $1.8 million taken in the nine-month period ended September 30, 1998. Additionally, general and administrative costs and advisory fee expenses under the Advisory Agreement increased the Company's total costs and expenses during the nine months ended September 30, 1999. These increases were partially offset by a $6.0 million charge in the nine-month period ended September 30, 1998 for the stock option compensation for options issued to the Advisor concurrently with the Recapitalization Transactions (see
Note 12 to the Company's consolidated financial statements.)

INTEREST RATE RISK MANAGEMENT

    Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. In pursuing its business plan, the primary market risk to which the Company is exposed is interest rate risk. Consistent with its expected election to qualify as a REIT, the Company has implemented an interest rate risk management policy based on match funding, with the objective that floating-rate assets be primarily financed by floating-rate liabilities and fixed-rate assets be primarily financed by fixed-rate liabilities.

    The Company's operating results will depend in part on the difference between the interest and related income earned on its assets and the interest expense incurred in connection with its interest-bearing liabilities. Competition from other providers of real estate financing may lead to a decrease in the interest rate earned on the Company's interest-bearing assets, which the Company may not be able to offset by obtaining lower interest costs on its borrowings. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between the Company's interest-earning assets and interest-bearing liabilities. Any significant compression of the spreads between interest-earning assets and interest-bearing liabilities could have a material adverse effect on the Company. In addition, an increase in interest rates could, among other things, reduce the value of the Company's interest-bearing assets and its ability to realize gains from the sale of such assets, and a decrease in interest rates could reduce the average life of the Company's interest-earning assets.

    A substantial portion of the Company's loan investments are subject to significant prepayment protection in the form of lock-outs, yield maintenance provisions or other prepayment premiums which provide substantial yield protection to the Company. Those assets generally not subject to prepayment penalties include: (i) variable-rate loans based on LIBOR, originated or acquired at par, which would not result in any gain or loss upon repayment; and
(ii) discount loans and loan participations acquired at discounts to face values, which would result in gains upon repayment. Further, while the Company generally seeks to enter into loan investments which provide for substantial prepayment protection, in the event of declining interest rates, the Company could receive such prepayments and may not be able to reinvest such proceeds at favorable returns. Such prepayments could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

    While the Company has not experienced any significant credit losses, delinquencies or defaults, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to the Company which adversely affect its liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

    Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond the control of the Company. As more fully discussed in Note 10 to the Company's consolidated financial statements, the Company employs match funding-based hedging strategies to limit the effects of changes in interest rates on its operations, including engaging in interest rate caps, floors, swaps, futures and other interest rate-related derivative contracts. These strategies are specifically designed to reduce the Company's exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate movements in the market. The Company does not enter into derivative contracts for speculative purposes nor as a hedge against changes in credit risk of its borrowers or of the Company itself.

    Each interest rate cap or floor agreement is a legal contract between the Company and a third party (the "counterparty"). When the Company purchases a cap or floor contract, the Company makes an up-front payment to the counterparty and the counterparty agrees to make payments to the Company in the future should the reference rate (typically one- or three-month LIBOR) rise above (cap agreements) or fall below (floor agreements) the "strike" rate specified in the contract. Each contract has a notional face amount. Should the reference rate rise above the contractual strike rate in a cap, the Company will earn cap income. Should the reference rate fall below the contractual strike rate in a floor, the Company will earn floor income. Payments on an annualized basis will equal the contractual notional face amount multiplied by the difference between actual reference rate and the contracted strike rate. The cost of the up-front payment is amortized over the term of the contract.

    Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which swaps are based is not exchanged. In general, the Company's swaps are "pay fixed" swaps involving the exchange of floating-rate interest payments from the counterparty for fixed interest payments from the Company.

    Interest rate futures are contracts, generally settled in cash, in which the seller agrees to deliver on a specified future date the cash equivalent of the difference between the specified price or yield indicated in the contract and the value of that of the specified instrument (e.g., U.S. Treasury securities) upon settlement. The Company generally uses such instruments to hedge forecasted fixed-rate borrowings. Under these agreements, the Company will generally receive additional cash flow at settlement if interest rates rise and pay cash if interest rates fall. The effects of such receipts or payments will be deferred and amortized over the term of the specific related fixed-rate borrowings. In the event that, in the opinion of management, it is no longer probable that a forecasted transaction will occur under terms substantially equivalent to those projected, the Company will cease recognizing such transactions as hedges and immediately recognize related gains or losses based on actual settlement or estimated settlement value. No such gains or losses have been recognized by the Company.

    While a REIT may freely utilize the types of derivative instruments discussed above to hedge interest rate risk on its liabilities, the use of derivatives for other purposes, including hedging asset-related risks such as credit, prepayment or interest rate exposure on the Company's loan assets, could generate income which is not qualified income for purposes of maintaining REIT status. As a consequence, the Company may only engage in such instruments to hedge such risks on a limited basis.

    There can be no assurance that the Company's profitability will not be adversely affected during any period as a result of changing interest rates. In addition, hedging transactions using derivative instruments involve certain additional risks such as counterparty credit risk, legal enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. With regard to loss of basis in a hedging contract, indices upon which contracts are based may be more or less variable than the indices upon which the hedged assets or liabilities are based, thereby making the hedge less effective. The counterparties to these contractual arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of nonperformance by these counterparties. However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet their obligations. There can be no assurance that the Company will be able to adequately protect against the foregoing risks and that the Company will ultimately realize an economic benefit from any hedging contract it enters into which exceeds the related costs incurred in connection with engaging in such hedges.

LIQUIDITY AND CAPITAL RESOURCES

    GENERAL: The Company requires capital to fund its investment origination and acquisition activities and operating expenses. The Company's capital sources include cash flow from operations, borrowings under lines of credit, additional term borrowings and reverse repurchase arrangements, long-term financing secured by the Company's assets, unsecured financing and the issuance of common, convertible and/or preferred equity securities.

    As a result of the Recapitalization Transactions, the Lazard Transaction, the Merger, the Advisor Transaction, and other transactions completed by the Company, the Company has significant access to capital resources to fund its existing business plan, which includes the expansion of its real estate lending and credit tenant leasing businesses. Further, the Company may acquire other businesses or assets using its capital stock, cash or a combination thereof.

    The distribution requirements under the REIT provisions of the Code restrict the Company's ability to retain earnings and thereby replenish capital committed to its operations. However, the Company believes that its significant capital resources and access to financing will provide it with financial flexibility and market responsiveness at levels sufficient to meet current and anticipated capital requirements, including expected new lending and leasing transactions.

    The Company's ability to meet its long-term (i.e., beyond one year) liquidity requirements is subject to the renewal of its credit lines and/or obtaining other sources of financing, including issuing additional debt or equity from time to time. Any decision by the Company's lenders and investors to enter into such transactions with the Company will depend upon a number of factors, such as compliance with the terms of its existing credit arrangements, the Company's financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make such capital commitments and the relative attractiveness of alternative investment or lending opportunities.

    Based on its monthly interest and other expenses, monthly cash receipts, existing investment commitments and funding plans, the Company believes that its existing sources of funds will be adequate for purposes of meeting its short- and long-term liquidity needs. Material increases in monthly interest expense or material decreases in monthly cash receipts would negatively impact the Company's liquidity. On the other hand, material decreases in monthly interest expense would positively affect the Company's liquidity.

    STARWOOD FINANCIAL: As more fully described in Note 7 to the Company's consolidated financial statements, at September 30, 1999, the Company had existing fixed-rate borrowings of approximately $154.3 million secured by real estate under operating leases which mature in 2009, and an aggregate of approximately $255.3 million in LIBOR-based, variable-rate loans secured by various senior and subordinate mortgage investments which mature in fiscal 2000.

    In addition, the Company has entered into LIBOR-based secured revolving credit facilities of $675.0 and $500.0 million which expire in fiscal 2001 and 2000, respectively. As of September 30, 1999, the Company had drawn approximately $476.4 million and $169.9 million under these facilities. Availability under these facilities is based on collateral provided under a borrowing base calculation.

    In anticipation of and since the completion of the Recapitalization Transactions, the Company had entered into a LIBOR interest rate cap struck at 9.00% in the notional amount of $300.0 million, which expires in March 2001. The Company also entered into LIBOR interest rate caps struck at 7.50% in the notional amounts of $40.4 million and $38.3 million which expire in January and June 2001, respectively, on amounts borrowed under additional term loans. In addition, the Company acquired a LIBOR interest rate cap struck at 8.50% in the notional amount of $32.5 million expiring December 1999. Further, the Company has originated or acquired assets subject to approximately $205.5 million of interest rate swaps to effectively fix the interest rate on a portion of the Company's floating-rate obligations.

    The Company is currently pursuing or has recently consummated certain anticipated long-term fixed-rate borrowings and had entered into certain derivative instruments based on U.S. Treasury securities to hedge the potential effects of interest rate movements on these transactions. Under these agreements, the Company would generally receive additional cash flow at settlement if interest rates rise and pay cash if interest rates fall. The effects of such receipts or payments will be deferred and amortized over the term of the specific related fixed-rates borrowings. During the three-month period ended September 30, 1999, the Company settled an aggregate notional amount of approximately $63.0 million that was outstanding under such agreements, resulting in a receipt of approximately of $0.6 million to be amortized over the term of the anticipated borrowing.

    During the nine-month period ended September 30, 1999, the Company refinanced its $125.0 million term loan maturing March 15, 1999 with a $155.4 million term loan maturing March 5, 2009. The new term loan bears interest at 7.44% per annum, payable monthly, and amortizes over an approximately 22-year schedule. The new term loan represented one of the forecasted transactions for which the Company had previously entered into U.S. Treasury-based hedging transactions. The net cost of the settlement of such hedges has been deferred and will be amortized as an increase to the effective financing cost of the new term loan over its effective 10-year term.

    In the event that, in the opinion of management, it is no longer probable that the remaining forecasted transactions will occur under terms substantially equivalent to those projected, the Company will cease recognizing such transactions as hedges and immediately recognize related gains or losses based on actual settlement or estimated settlement value. No such gains or losses have been recognized by the Company.

    LEASING SUBSIDIARY: Upon consummation of the Merger, the Leasing Subsidiary had fixed-rate corporate debt obligations aggregating approximately $375.0 million which mature between 2001 and 2017. The Leasing Subsidiary also had other variable- and fixed-rate secured debt obligations aggregating approximately $73.4 million which mature at various dates through 2010.

    The Leasing Subsidiary also has an agreement with a group of 13 banks led by Bank of America, N.A. which provides it with a $350.0 million unsecured revolving credit facility. This facility matures on May 31, 2001 and has an automatic one-year extension option. Interest incurred on the facility is LIBOR-based with a margin dependent on the Leasing Subsidiary's credit ratings. Facility fees under the Leasing Subsidiary's credit facility are also tied to its credit ratings. Based on changes to these ratings, following the Merger, the borrowing costs and fees under the facility are expected to increase. All of the available commitment under the facility may be borrowed for general corporate and working capital needs of the Leasing Subsidiary, as well as for investments. The facility requires interest-only payments until maturity, at which time outstanding borrowings are due and payable. Upon consummation of the Merger, the Leasing Subsidiary had $146.1 million drawn and $203.9 million available under this facility.

YEAR 2000 ISSUES

    Many computer systems were originally designed to recognize calendar years by the last two digits in the date code field. Beginning in the Year 2000, these date code fields will need to accept four-digit entries to distinguish 21(st) century dates. As a result, computerized systems, which include information and non-information technology systems and applications used by the Company and the Leasing Subsidiary, will need to be reviewed, evaluated and modified or replaced, if necessary, to ensure all such financial information and operating systems are Year 2000 compliant.

STATE OF READINESS

    The Company and, prior to the Merger, the Leasing Subsidiary, have separately adopted plans and formed teams of internal and external personnel to address Year 2000 issues. Further, the personnel of the Company and its Leasing Subsidiary are currently jointly finalizing a plan to integrate many of the existing computer information systems and processes. Implementation of this plan is expected to begin in the fourth quarter of fiscal 1999 and continue into the first half of fiscal 2000. This plan takes into consideration the separate Year 2000 issue reviews completed by the separate companies prior to the Merger which are summarized as follows:

    STARWOOD FINANCIAL: The Company has conducted the discovery and assessment stages on all its in-house systems that could be significantly affected by the Year 2000. The completed assessment indicated that all of the Company's in-house systems are Year 2000 capable. The Company has a 95% economic interest in Starwood Operating, which is in the third-party mortgage servicing business. Starwood Operating has completed the assessment of its systems and implemented all required upgrades and modifications. Starwood Operating has completed testing all of its systems during the first half of 1999. Year 2000 issues at Starwood Operating were addressed by the previous owner of the business, which agreed to indemnify Starwood Operating for any of Starwood Operating's losses relating to Starwood Operating's systems and has ensured Starwood Operating that all such systems are Year 2000 compliant.

    The Company is in the process of communicating with its significant depository institutions, lenders, custodians, vendors, tenants under operating leases and borrowers with which it interfaces to evaluate their Year 2000 compliance. Approximately 80% of these counterparties have provided written responses to the Company's written questionnaires. The Company is currently contacting all counterparties that have not yet been responsive to the written questionnaires. These counterparties are being interviewed telephonically to assess their Year 2000 compliance. To date, the Company is not aware of any such counterparty with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. Other than communicating with its counterparties, the Company has no means of ascertaining whether a given counterparty will be Year 2000 ready. The inability of counterparties to complete their Year 2000 resolution process in a timely manner could materially impact the Company.

    LEASING SUBSIDIARY: The state of readiness of the Leasing Subsidiary systems can be classified into three major component areas as follows:

    INFORMATION TECHNOLOGY SYSTEMS: The Leasing Subsidiary has completed an inventory of all information technology systems and has contacted vendors to determine whether such systems are Year 2000 compliant. Based on manufacturers' representations, the Leasing Subsidiary has determined that its primary network operating system, Novel Netware 5, its newly-acquired property management and accounting software and all desktop personal computers are Year 2000 compliant.

    EMBEDDED SYSTEMS: The Leasing Subsidiary has reviewed all of its properties' operating leases to determine whether the tenant or the Leasing Subsidiary has the responsibility to address Year 2000 issues. For those properties with respect to which the Leasing Subsidiary is responsible for Year 2000 compliance, independent consultants have performed on-site inventories of the embedded systems (e.g., security, heating, ventilation and air conditioning, fire and elevator systems) and have contacted the various manufacturers to determine whether the embedded systems are Year 2000 compliant. Based on the inventory and responses from manufacturers to date, the Leasing Subsidiary identified embedded systems that are not Year 2000 compliant, and were in need of replacement or repair. For these non-compliant systems, all remediation and testing has been completed. With respect to those properties for which the Leasing Subsidiary is not responsible for Year 2000 compliance, written notices have been sent to tenants informing them of their obligations under the lease. No assurance can be given that such tenants will comply with their obligations.

    THIRD-PARTY RELATIONSHIPS: The Leasing Subsidiary has requested year 2000 compliance certificates from all third party relationships that have a significant impact on the Leasing Subsidiary's operations (e.g., transfer agent, financial institutions, utility companies and landlords). To date all of these critical third party relationships have responded with compliance certificates or written plans of action that anticipate compliance by December 31, 1999. No assurance can be given that such certifications will prove to be accurate.

YEAR 2000 PROJECT COSTS

    The Company estimates that total costs for the Year 2000 compliance review, evaluation, assessment and remediation efforts should not exceed $20,000 (excluding costs incurred by the Leasing Subsidiary, as described below), although there can be no assurance that actual costs will not exceed this amount. This amount will be funded through cash flows from operations.

    As of September 30, 1999, prior to the Merger, the Leasing Subsidiary had paid and accrued approximately $915,000 for Year 2000 costs since the inception of the program, of which approximately $330,000 will be incurred by the Company subsequent to the Merger. The Leasing Subsidiary expects that a substantial portion of these costs for the embedded systems will be passed through to the Leasing Subsidiary's tenants through recoveries of operating expenses and that the remaining costs of addressing the Year 2000 issues will be funded through operating cash flow.

    Because the Leasing Subsidiary's Year 2000 assessment is ongoing and additional funds may be required as a result of future findings, the Leasing Subsidiary's current accrual amounts may increase as a result of unanticipated delays or preparedness issues. While the Leasing Subsidiary's efforts to address its Year 2000 issues may involve additional costs, the Leasing Subsidiary believes, based on available information, that these costs will not have a material adverse effect on its business, financial condition or results of operations.

    Although the Leasing Subsidiary has concluded that many of its tenants are responsible for certain Year 2000 compliance costs, there is a possibility that certain tenants will not agree with such conclusions.

RISKS OF YEAR 2000

    At this time, neither the Company nor its Leasing Subsidiary have identified any specific business functions that are likely to suffer material disruption as a result of Year 2000 related events. Due to the unique and pervasive nature of the Year 2000 issue, it is not possible to anticipate all of the wide variety of Year 2000 events, particularly those outside the Company, that might arise in a worst case scenario. The Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, disruptions in the economy generally resulting from Year 2000 issues could materially affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

    The Company has asked substantially all of its significant vendors and service providers to provide reasonable assurances as to those parties' Year 2000 state of readiness. To the extent that vendors and service providers do not provide satisfactory evidence that their products and services are Year 2000 compliant, the Company will seek to obtain the necessary products and services from alternate sources. There can be no assurance, however, that Year 2000 remediation by vendors and service providers will be available, and any failure of such third parties' systems could have a material adverse impact on the Company's operations. In addition, the failure of borrowers and lease tenants to address Year 2000 issues fully could have a material and adverse effect on their operations and financial condition, which could impact their ability to service the outstanding obligations to the Company. This, in turn, could have a material and adverse effect on the Company's operations and financial position.

CONTINGENCY PLAN

    A reasonably likely worst case scenario involves the Company's leasing business, whereby a failure of an energy management system in a building may occur in relation to a Year 2000 embedded system issue. Such a failure could adversely affect the environmental conditions of the occupied space, thus creating discomfort and inconvenience to the tenant until the condition could be manually corrected. Persistence of this problem for a long period of time could result in an increase in the operating costs for the building until the energy management system is restored to proper operations.

    In the event of an unforseen failure of any energy management system due to a Year 2000 issue that cannot be readily cured, the Leasing Subsidiary's contingency plan includes the deployment of teams consisting of regional facility managers, building engineers and customer service personnel, which would manually override any such energy management system in a timely manner.

    Based on the assessment to date, the Company believes it is prepared for the most reasonably likely worst-case scenarios regarding Year 2000 compliance.

NEW ACCOUNTING STANDARDS

    In June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Company adopted the requirements of this pronouncement in its financial statements beginning with the three-month periods ended March 31, 1999 and 1998. The adoption of SFAS No. 131 has not had a material impact on the Company's financial statement disclosures because it is currently considered to operate in a single segment.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). On June 23, 1999 the FASB voted to defer the effectiveness of SFAS 133 for one year. SFAS 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances a hedge of a foreign currency exposure. The Company currently plans to adopt this pronouncement as required effective January 1, 2001. The adoption of SFAS 133 is not expected to have a material impact on the financial impact on the financial position or results of operations of the Company.

OTHER MATTERS

1940 ACT EXEMPTION

    The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e., "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. As of September 30, 1999, the Company calculates that it is in and has maintained compliance with this requirement.

FORWARD LOOKING STATEMENTS

    When used in this Form 10-Q, in future SEC filings or in press releases or other written or oral communications, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions that such forward looking statements speak only as of the date made and that various factors including regional and national economic conditions, changes in levels of market interest rates, credit and other risks of lending and investment activities, and competitive and regulatory factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected.

    The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements except as required by law.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Pursuant to the Incorporation Merger, the Company changed its form of organization and became a Maryland corporation on November 3, 1999. Pursuant to the Merger and the Advisor Transaction on November 4, 1999, the Company issued additional shares of its Common Stock to the shareholders of TriNet and the Advisor. In connection with these transactions, the constituent instruments defining the rights of the capital stock of the Company were modified as previously reported and described in the Company's Proxy Statement dated September 22, 1999.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM-8-K

    A. EXHIBITS

    2.1 Agreement and Plan of Merger, dated as of June 15, 1999, by and between Starwood Financial Trust, ST Merger Sub, Inc. and TriNet Corporate Realty Trust, Inc. (incorporated by reference in exhibit 10.1 of Starwood Financial Trust's Form 8-K, dated June 22, 1999).

    2.2 Agreement and Plan of Merger, dated as of June 15, 1999, by and between Starwood Financial Trust, Starwood Financial, Inc. and, to the extent described therein, TriNet Corporate Realty Trust, Inc. (incorporated by reference to exhibit 10.2 of Starwood Financial Trust's Form 8-K, dated June 22, 1999).

    2.3 Agreement and Plan of Merger and Interest Contribution Agreement, dated as of June 15, 1999, by and between Starwood Financial Trust, SA Merger Sub, Inc., STW Holdings I, Inc., certain stockholder named therein. Starwood Capital Group, LLC and, to the extent described therein, TriNet Corporate Realty Trust, Inc. (incorporated by reference to exhibit 10.3 of Starwood Financial Trust's Form 8-K, dated June 22, 1999).

    2.4 First Amendment to the Agreement and Plan of Merger, dated as of September 15, 1999, by and between Starwood Financial Trust, ST Merger Sub, Inc. and TriNet Corporate Realty Trust, Inc. (incorporated by reference to exhibit 2.4 of Starwood Financial Inc.'s Form 8-K, dated November 9, 1999).

    2.5 Second Amendment to the Agreement and Plan of Merger, dated as of November 3, 1999, by and between Starwood Financial Trust, ST Merger Sub, Inc., and TriNet Corporate Realty Trust, Inc. (incorporated by reference to exhibit 2.5 of Starwood Financial Inc.'s Form 8-K, dated November 9,
       1999).

    4.1 Amended and Restated Charter of Starwood Financial Inc. (incorporated by reference to exhibit 4.1 of Starwood Financial Inc.'s Form 8-K, dated November 9, 1999).

    4.2 Amended and Restated By Laws of Starwood Financial Inc. (incorporated by reference to exhibit 4.2 of Starwood Financial Inc.'s Form 8-K, dated November 9, 1999).

    B. REPORTS ON FORM 8-K

    On July 12, 1999, a Current Report on Form 8-K/A was filed in connection with the First Amendment to the Shareholder Agreement between TriNet Corporate Realty Trust, Inc., Starwood Mezzanine Investors, L.P., SOF IV SAHI Holdings, L.L.C., and B Holdings, L.L.C.

    On November 9, 1999, a Current Report on Form 8-K was filed in connection with the Merger, the Advisor Transaction and the Incorporation Merger.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       STARWOOD FINANCIAL INC.
                                                       ----------------------------------------------
                                                       Registrant
Date November 15, 1999                                 /s/ Jay Sugarman
                                                       ---------------------------------------------
                                                       Jay Sugarman
                                                       Chief Executive Officer and President

Date November 15, 1999                                 /s/ Spencer B. Haber
                                                       ---------------------------------------------
                                                       Spencer B. Haber
                                                       Chief Financial Officer and Secretary
                                                       (Principal Financial and Accounting Officer)