Form 10-K
period 1999-12-31
STARWOOD FINANCIAL INC
filed 2000-03-30
CIK 1095651

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 1-10150
                           --------------------------

                           STARWOOD FINANCIAL INC. *

             (Exact name of registrant as specified in its charter)

                    MARYLAND                                         95-6881527
        (State or other jurisdiction of                           (I.R.S. Employer
         incorporation or organization)                        Identification Number)

   1114 AVENUE OF THE AMERICAS, 27(TH) FLOOR                           10036
               NEW YORK, NY 10036                                    (Zip code)
    (Address of principal executive offices)

       Registrant's telephone number, including area code: (212)930-9400
                           --------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                Title of each class:                         Name of Exchange on which registered:
           COMMON STOCK, $0.001 PAR VALUE                           NEW YORK STOCK EXCHANGE
       9.375% SERIES B CUMULATIVE REDEEMABLE                        NEW YORK STOCK EXCHANGE
         PREFERRED STOCK, $0.001 PAR VALUE
       9.200% SERIES C CUMULATIVE REDEEMABLE                        NEW YORK STOCK EXCHANGE
         PREFERRED STOCK, $0.001 PAR VALUE
       8.000% SERIES D CUMULATIVE REDEEMABLE                        NEW YORK STOCK EXCHANGE
         PREFERRED STOCK, $0.001 PAR VALUE

        Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant; (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 15, 2000, the aggregate market value of the common stock, $0.001 par value per share of Starwood Financial Inc. ("Common Stock") held by non-affiliates(1) of the registrant was approximately $1,462 million, based upon the closing price of $17.19 on the New York Stock Exchange composite tape on such date.

    As of March 15, 2000, there were 85,045,936 shares of Common Stock outstanding.

    * On November 4, 1999, the registrant completed a transaction in which its name was changed from Starwood Financial Trust to Starwood Financial Inc., it issued Common Stock in exchange for the class A and class B shares then outstanding, and the registrant listed its Common Stock on the New York Stock Exchange.

(1) For purposes of this Annual Report only, includes all outstanding Common Stock other than Common Stock held directly by the Registrant's directors and executive officers.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant's definitive proxy statement for the registrant's 2000 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I

Item 1. Business............................................      3

Item 2. Properties..........................................     16

Item 3. Legal Proceedings...................................     17

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     17

PART II

Item 5. Market for Registrant's Equity and Related Share
  Matters...................................................     18

Item 6. Selected Financial Data.............................     20

Item 7. Management's Discussion and Analysis of Financial
        Condition
      and Results of Operations.............................     23

Item 7a. Quantitative and Qualitative Disclosures about
  Market Risk...............................................     29

Item 8. Financial Statements and Supplemental Data..........     32

Item 9. Changes in and Disagreements with Accountants on
  Accounting
and Financial Disclosure....................................     81

PART III

Item 10. Directors and Executive Officers of the
  Registrant................................................     81

Item 11. Executive Compensation.............................     81

Item 12. Security Ownership of Certain Beneficial Owners and
  Management................................................     81

Item 13. Certain Relationships and Related Transactions.....     81

PART IV

Item 14. Exhibits, Financial Statement Schedules, and
  Reports on Form 8-K.......................................     81

SIGNATURES..................................................     84

                                     PART I

ITEM 1.  BUSINESS

EXPLANATORY NOTE FOR PURPOSES OF THE "SAFE HARBOR PROVISIONS" OF SECTION 21E OF
  THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

    Except for historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the Company's current business plan, business strategy and portfolio management. The Company's actual results or outcomes may differ materially from those anticipated. Important factors that the Company believes might cause such differences are discussed in the cautionary statements presented under the caption "Factors That May Affect the Company's Business Strategy" in Item 1 of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

OVERVIEW

    Starwood Financial Inc. (the "Company") is the leading publicly traded finance company focused on the commercial real estate industry. The Company, which is taxed as a real estate investment trust, provides structured mortgage, mezzanine and lease financing through its origination, acquisition and servicing platform. The Company's mission is to maximize risk-adjusted returns on equity by providing innovative and value-added financing solutions to private and corporate owners of commercial properties in major metropolitan markets nationwide.

The Company's primary product lines include:

    - STRUCTURED FINANCE. The Company provides senior and subordinated loans from $20 million to $100 million to borrowers controlling institutional quality real estate. These loans may be either fixed or floating rate and are structured to meet the specific financing needs of the borrowers, including the acquisition, financing, repositioning or construction of large, high-quality real estate. The Company offers borrowers a wide range of structured finance options, including first mortgages, second mortgages, partnership secured loans, participating debt and interim/bridge facilities.

    - PORTFOLIO FINANCE. The Company provides funding to regional and national borrowers who own multiple properties in a geographically diverse portfolio. Loans are cross-collateralized to give borrowers the benefit of all available collateral and underwritten to recognize inherent portfolio diversification. Property types include multifamily, suburban office, all-suite, extended stay and limited service hotels and other property types where individual property values are less than $20 million on average. Loan terms are structured to meet the specific requirements of the borrower and range in size from $25 million to $150 million.

    - CORPORATE LENDING. The Company provides senior and subordinated debt capital to corporations engaged in real estate or real estate-related businesses. Loans may be either secured or unsecured and range in size from $20 million to $100 million.

    - LOAN ACQUISITION. The Company acquires whole loans and loan participations which present attractive risk-reward opportunities. Loans are generally acquired at a discount to the principal balance outstanding and may be acquired with financing provided by the seller. Loan acquisitions range from $5 million to $100 million and are collateralized by all major property types.

    - CREDIT TENANT LEASING. The Company provides capital to owners and borrowers who control properties leased to single creditworthy tenants. The Company's net leased facilities are generally subject to long-term leases with rated corporate credit tenants, and provide for all expenses at the property to be paid by the tenant on a triple net lease basis. Credit tenant transactions range in size from $20 million to $200 million.

    - SERVICING. Through its Starwood Asset Services division, the Company provides rated servicing to third-party, institutional loan portfolios, as well as to the Company's own portfolio.

    As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, the Company began its business in 1993 through private investment funds formed to capitalize on inefficiencies in the real estate finance market. In March 1998, these funds contributed their approximately $1.1 billion of assets to the Company's predecessor, Starwood Financial Trust, in exchange for a controlling interest in that company. Since that time, the Company has grown by originating new lending and leasing transactions, as well as through corporate acquisitions.

    Specifically, in September 1998, the Company acquired the loan origination and servicing business of a major insurance company, and in December 1998, the Company acquired the mortgage and mezzanine loan portfolio of its largest private competitor. Additionally, in November 1999, the Company acquired TriNet Corporate Realty Trust, Inc., the largest publicly traded company specializing in the net leasing of corporate office and industrial facilities. The TriNet transaction was structured as a stock-for-stock merger of TriNet with a subsidiary of the Company. We refer to TriNet throughout this document as the "Leasing Subsidiary."

    Concurrent with the TriNet transaction, the Company also acquired its external advisor in exchange for shares of Common Stock and converted its organizational form to a Maryland corporation. As part of the conversion to a Maryland corporation, the Company replaced its dual class common share structure with a single class of Common Stock. The Company's Common Stock began trading on the New York Stock Exchange on November 4, 1999. Prior to this date, the Company's common shares were traded on the American Stock Exchange.

INVESTMENT STRATEGY

    The Company's investment strategy targets specific sectors of the real estate credit markets in which it believes it can deliver value-added, flexible financial solutions to its customers, thereby differentiating its financial products from those offered by other capital providers.

    The Company has implemented its investment strategy by:

    - Focusing on the origination of large, highly structured mortgage, mezzanine and lease financings where customers require flexible financial solutions, and avoiding commodity businesses in which there is significant direct competition from other providers of capital.

    - Developing direct relationships with borrowers and corporate tenants as opposed to sourcing transactions through intermediaries.

    - Adding value beyond simply providing capital by offering borrowers and corporate tenants specific lending expertise, flexibility, speed, certainty and continuing relationships beyond the closing of a particular financing transaction.

    - Taking advantage of market anomalies in the real estate financing markets when the Company believes credit is mispriced by other providers of capital, such as the spread between lease yields and the yields on corporate tenants' underlying credit obligations.

    The Company intends to continue to emphasize a mix of portfolio financing transactions to create asset diversification and single-asset financings for properties with strong, long-term positioning. The Company's credit process will continue to focus on:

    - Building diversification by asset type, property type, obligor, loan/lease maturity and geography.

    - Financing high-quality commercial real estate assets in major metropolitan markets.

    - Underwriting assets using conservative assumptions regarding collateral value and future property performance.

    - Requiring adequate cash flow coverage on its investments.

    - Stress testing potential investments for adverse economic and real estate market conditions.

    In June 1999, the Company announced its intention to dispose of approximately $200 million of non-core properties held at the Leasing Subsidiary which generally have short-term lease rollover risk or other characteristics inconsistent with the Company's structured finance focus. Since that time, the Leasing Subsidiary has sold or entered into agreements to sell $146.8 million of assets.

    As of December 31, 1999, based on current carrying values, the Company's business consists of the following product lines:

                                 PRODUCT LINE:

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

STRUCTRED FINANCE    27%
Portfoloio Finance   12%
Credit Tenant Lease  47%
Corporate Lending     3%
Loan Acquisitions    11%

    The Company seeks to maintain an investment portfolio which is diversified by asset type, underlying property type and geography. As of December 31, 1999, based on current carrying values, the Company's total investment portfolio has the following characteristics:

             ASSET TYPE:                           PROPERTY TYPE:                            GEOGRAPHY:

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

FIRST MORTGAGES              30%
Second Mortgages             14%
Partnership/Corporate/Other  10%
Net Leases                   46%
Hotel                        12%
Mixed Use                     5%
Office                       52%
Industrial                    8%
R&D                           3%
Aparment/Residential          3%
Resort/Entertainment          5%
Retail                        8%
Homebuilder/Land              4%
Southeast                    11%
Mid-Atlantic                  9%
Northeast                    15%
North Central                 2%
Central                       7%
South                        15%
Southwest                     2%
West                         35%
Northwest                     4%

FINANCING STRATEGY

    The Company has access to a wide range of debt and equity capital resources to finance its investment and growth strategies. At December 31, 1999, the Company had approximately $1.8 billion of tangible book equity capital and a total market capitalization of approximately $4 billion. The Company believes that its size, diversification, investor sponsorship and track record are competitive advantages in obtaining attractive financing for its businesses.

    The Company seeks to maximize risk-adjusted returns on equity and financial flexibility by opportunistically accessing a variety of public and private debt and equity capital sources, including:

    - A match-funded, securitized debt program now in process.

    - A combined $1.5 billion available under its revolving credit facilities (both secured and unsecured).

    - Long-term, unsecured corporate debt.

    - Public and private common and preferred equity.

    The Company's business model is premised on significantly lower leverage than many other commercial finance companies. In this regard, the Company seeks to:

    - Target a maximum consolidated debt/book equity ratio of 1.5x to 2.0x.

    - Maintain a minimum tangible equity base of $1.5 to $2.0 billion.

    - Maintain conservative credit statistics.

    - Match fund assets and liabilities.

    A more detailed discussion of the Company's current capital resources is provided in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

                                    BUSINESS

REAL ESTATE LENDING:

    The Company provides structured mortgage, mezzanine and corporate financing to leading commercial real estate owners through its origination and acquisition platform.

    Set forth below is information regarding the Company's primary real estate lending product lines as of December 31, 1999:

                                                          CURRENT
                                                          CARRYING      PERCENTAGE
                                                           VALUE         OF TOTAL
                                                       --------------   ----------
                                                       (IN THOUSANDS)
Structured finance...................................    $1,016,148         50.5%
Portfolio finance....................................       447,343         22.2%
Loan acquisition.....................................       424,880         21.2%
Corporate lending....................................       122,635          6.1%
                                                         ----------        -----
  Gross carrying value...............................     2,011,006        100.0%
                                                                           =====
  Provision for possible credit losses...............        (7,500)
                                                         ----------
  Total carrying value, net..........................    $2,003,506
                                                         ==========

    As more fully discussed in Note 3 to the Company's Consolidated Financial Statements, the Company continually monitors borrower performance and completes a detailed loan-by-loan formal credit review on a quarterly basis. After having originated or acquired over $3 billion of lending transactions, neither the Company nor its private investment fund predecessors have experienced any actual losses on their loan investments. Further, based on current reviews of its portfolio, management is not aware of any factors relating to specific loans which indicate that such losses may be experienced in the forseeable future.

    While no losses are currently expected, the Company has considered it prudent to establish a policy of providing reserves for potential losses in the current portfolio which may result in the future. Accordingly, since the quarter ended June 30, 1998, management has reflected quarterly provisions for possible credit losses in its operating results.

SUMMARY OF INTEREST CHARACTERISTICS

    As more fully discussed in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" as well as "--Interest Rate Risks", the Company utilizes certain interest rate risk management techniques, including both asset/liability matching and certain other hedging techniques, in order to mitigate the Company's exposure to interest rate risks.

    As of December 31, 1999, the Company's Lending Business portfolio has the following interest characteristics:

                                                          CURRENT
                                                          CARRYING      PERCENTAGE
                                                           VALUE         OF TOTAL
                                                       --------------   ----------
                                                       (IN THOUSANDS)
Fixed rate loans.....................................    $1,268,005         63.1%
Variable rate loans..................................       743,001         36.9%
                                                         ----------        -----
Gross carrying value.................................    $2,011,006        100.0%
                                                         ==========        =====

SUMMARY OF PREPAYMENT TERMS

    The Company is exposed to risks of prepayment on its loan assets, and generally seeks to protect itself from such risk by structuring its loans with prepayment restrictions and/or penalties.

    As of December 31, 1999, the Companys Lending Business portfolio has the following prepayment term characteristics:

                                                          CURRENT
                                                          CARRYING      PERCENTAGE
                                                           VALUE         OF TOTAL
                                                       --------------   ----------
                                                       (IN THOUSANDS)
Yield maintenance....................................    $  424,280         21.1%
Substantial lock-out for original term...............       570,688         28.4%
Fixed prepayment penalties...........................       635,509         31.6%
No significant prepayment protection.................       380,529         18.9%
                                                         ----------        -----
Gross carrying value.................................    $2,011,006        100.0%
                                                         ==========        =====

SUMMARY OF LOAN MATURITIES

    As of December 31, 1999, the Company's Lending Business portfolio has the following maturity term characteristics:

                                            NUMBER OF      CURRENT
                                              LOANS       CARRYING      PERCENTAGE
YEAR OF LOAN MATURITY                       MATURING        VALUE        OF TOTAL
---------------------                       ---------   -------------   ----------
                                                        (IN THOUSANDS)
2000......................................      5       $     204,295       10.2%
2001......................................      7             295,438       14.7%
2002......................................      8             272,601       13.6%
2003......................................      5             261,282       13.0%
2004......................................     11             504,852       25.1%
2005......................................      5              86,922        4.3%
2006......................................      2              50,763        2.5%
2007......................................      7             255,598       12.7%
2008......................................      3              41,208        2.0%
2009......................................     --                  --        0.0%
2010 and thereafter.......................      3              38,047        1.9%
                                                        -------------      -----
  Gross carrying value....................              $   2,011,006      100.0%
                                                        =============      =====
  Weighted average maturity...............                  3.7 years
                                                        =============

STRUCTURED FINANCE

    The Company provides custom-tailored senior and subordinated loans from $20 million to $100 million to borrowers controlling institutional quality real estate. These loans may be either fixed or floating rate and are structured to meet the specific financing needs of the borrowers, including financing related to the acquisition, refinancing, repositioning or construction of large, high-quality real estate. The Company offers borrowers a wide range of structured finance options, including first mortgages, second mortgages, partnership secured loans, participating debt and interim/bridge facilities.

    As of December 31, 1999, the Company's structured finance investments have the following characteristics:

                                                                                                                       WEIGHTED
                                                                                                     CURRENT           AVERAGE
                                                       # OF        INITIAL          CURRENT         PRINCIPAL           STATED
                                                      LOANS        CARRYING         CARRYING         BALANCE             PAY
INVESTMENT CLASS                 COLLATERAL TYPES    IN CLASS       VALUE           VALUE(1)       OUTSTANDING           RATE
----------------                ------------------   --------   --------------   --------------   --------------   ----------------
                                                                (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
First Mortgages:
  Fixed.......................     Residential/          6         $188,092        $  186,695       $  188,201         10.78%
                                 Resort/Mixed Use

  Floating....................        Office             3          223,882           225,487          226,378     LIBOR + 2.40%
Second Mortgages:
  Fixed.......................    Office/Hotel/          8          125,843           131,992          135,690         11.36%
                                 Mixed Use/Resort

  Floating....................        Office            --               --                --               --           --
Partnership/Corporate/Other Loans:
  Fixed.......................    Office/Hotel/         14          330,458           342,545          359,601         11.96%
                                 Mixed Use Resort

  Floating....................        Office             2          129,400           129,429          130,000     LIBOR + 4.80%
                                                        --                         ----------       ----------
Total.........................                          33                         $1,016,148       $1,039,870
                                                        ==                         ==========       ==========
EXPLANATORY NOTES:

                                    WEIGHTED        WEIGHTED    WEIGHTED
                                    AVERAGE         AVERAGE     AVERAGE
                                     STATED        ESTIMATED    CURRENT
                                    ACCRUAL        ACCOUNTING   LOAN-TO-
INVESTMENT CLASS                      RATE          YIELD(2)    VALUE(3)
----------------                ----------------   ----------   --------

First Mortgages:
  Fixed.......................      11.12%           11.24%       62%
  Floating....................  LIBOR + 2.82%         9.65%       76%
Second Mortgages:
  Fixed.......................      12.36%           13.95%       71%
  Floating....................        --                 --        --
Partnership/Corporate/Other Lo
  Fixed.......................      13.80%           11.91%       78%
  Floating....................  LIBOR + 4.80%        10.81%       80%
Total.........................
EXPLANATORY NOTES:

----------------------------------------

(1) Where Current Carrying Value is less than Initial Carrying Value, difference represents contractual amortization, partial prepayment of loan principal, or amortization of acquired premiums, discounts or deferred loan fees.

(2) Estimated accounting yield represents the stated rate on the loan as adjusted for the amortization of loan fee revenue and any direct loan costs or acquisition premiums or discounts using the effective interest method over the term of the loan. Such estimate is not adjusted for the effects of expected early repayments of loans subject to prepayment penalties or the effects of possible additional contingent interest on loan participation features included under certain of the Company's loan investments.

(3) Weighted average ratio of current loan carrying value to underlying collateral value using third-party collateral appraisal (where applicable) or the Company's internal valuation (where no appraisal available).

PORTFOLIO FINANCE

    The Company provides funding to regional and national borrowers who own multiple properties in a geographically diverse portfolio. Loans are cross-collateralized to give borrowers the benefit of all available collateral and underwritten to recognize inherent diversification. Property types include multifamily, suburban office, all-suite, extended stay and limited service hotels and other property types where individual property values are less than $20 million on average. Loan terms are structured to meet the specific requirements of the borrower and range in size from $25 million to $150 million.

    As of December 31, 1999, the Company's portfolio finance investments have the following characteristics:

                                                                                                      CURRENT
                                                        # OF        INITIAL          CURRENT         PRINCIPAL
                                                       LOANS        CARRYING         CARRYING         BALANCE
INVESTMENT CLASS                COLLATERAL TYPES      IN CLASS       VALUE           VALUE(1)       OUTSTANDING
----------------             ----------------------   --------   --------------   --------------   --------------
                                                                 (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
First Mortgages:
  Fixed....................  Hotel/Land/Residential       1         $ 67,840       $    64,259      $    64,687
  Floating.................    Office/Residential         3          154,479           159,258          160,160

Second Mortgages:
  Fixed....................       Hotel/Office            4          115,352           114,030          111,411
  Floating.................          Hotel                1           29,689            39,771           40,000

Partnership/Corporate/Other Loans:
  Fixed....................            --                --               --                --               --
  Floating.................          Hotel                1           69,856            70,025           70,500
                                                         --                        -----------      -----------

Total......................                              10                        $   447,343      $   446,758
                                                         ==                        ===========      ===========
EXPLANATORY NOTES:

                                 WEIGHTED           WEIGHTED        WEIGHTED    WEIGHTED
                                 AVERAGE            AVERAGE         AVERAGE     AVERAGE
                                  STATED             STATED        ESTIMATED    CURRENT
                                   PAY              ACCRUAL        ACCOUNTING   LOAN-TO-
INVESTMENT CLASS                   RATE               RATE          YIELD(2)    VALUE(3)
----------------             ----------------   ----------------   ----------   --------

First Mortgages:
  Fixed....................      18.37%             20.75%           21.75%        50%
  Floating.................  LIBOR + 2.54%      LIBOR + 2.54%         8.47%        70%
Second Mortgages:
  Fixed....................      11.79%             12.78%           13.69%        68%
  Floating.................  LIBOR + 5.86%      LIBOR + 5.86%        11.58%        88%
Partnership/Corporate/Other
  Fixed....................        --                 --                --         --
  Floating.................  LIBOR + 5.37%      LIBOR + 5.37%        11.11%        81%
Total......................
EXPLANATORY NOTES:

----------------------------------------

(1) Where Current Carrying Value is less than Initial Carrying Value, difference represents contractual amortization, partial prepayment of loan principal, or amortization of acquired premiums, discounts or deferred loan fees.

(2) Estimated accounting yield represents the stated rate on the loan as adjusted for the amortization of loan fee revenue and any direct loan costs or acquisition premiums or discounts using the effective interest method over the term of the loan. Such estimate is not adjusted for the effects of expected early repayments of loans subject to prepayment penalties or the effects of possible additional contingent interest on loan participation features included under certain of the Company's loan investments.

(3) Weighted average ratio of current loan carrying value in underlying collateral value using third-party collateral appraisal (where applicable) or the Company's internal collateral valuation (where no appraisal available).

CORPORATE LENDING

    The Company provides senior and subordinated debt capital to corporations engaged in real estate or real estate-related businesses. Loans may be either secured or unsecured and range in size from $20 million to $100 million. Corporate loans may be either cash flow-oriented or asset-based.

    As of December 31, 1999, the Company's corporate lending investments have the following characteristics:

                                                                                                                     WEIGHTED
                                                                                                   CURRENT           AVERAGE
                                                     # OF        INITIAL          CURRENT         PRINCIPAL           STATED
                                                    LOANS        CARRYING         CARRYING         BALANCE             PAY
INVESTMENT CLASS               COLLATERAL TYPES    IN CLASS       VALUE           VALUE(1)       OUTSTANDING           RATE
----------------             --------------------  --------   --------------   --------------   --------------   ----------------
                                                              (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
Second Mortgages:
  Fixed....................    Homebuilder/Land        1         $50,500         $   53,568       $   54,231         10.00%
  Floating.................           --              --              --                 --               --           --

Partnership/Corporate/Other Loans:
  Fixed....................  Resort Entertainment      2          45,899             44,390           43,150         12.68%
  Floating.................    Homebuilder/Land        1          41,250             24,677           24,677     LIBOR + 6.00%
                                                     ---                         ----------       ----------
Total......................                            4                         $  122,635       $  122,058
                                                     ===                         ==========       ==========
EXPLANATORY NOTES:

                                 WEIGHTED        WEIGHTED    WEIGHTED
                                 AVERAGE         AVERAGE      AVERAGE
                                  STATED        ESTIMATED     CURRENT
                                 ACCRUAL        ACCOUNTING   LOAN-TO-
INVESTMENT CLASS                   RATE          YIELD(2)    VALUE(3)
----------------             ----------------   ----------   ---------

Second Mortgages:
  Fixed....................      17.00%           15.64%        50%
  Floating.................        --                --         --
Partnership/Corporate/Other
  Fixed....................      12.68%           12.00%        73%
  Floating.................  LIBOR + 6.00%        12.50%        50%
Total......................
EXPLANATORY NOTES:

----------------------------------------

(1) Where Current Carrying Value is less than Initial Carrying Value, difference represents contractual amortization, partial prepayment of loan principal, or amortization of acquired premiums, discounts or deferred loan fees.

(2) Estimated accounting yield represents the stated rate on the loan as adjusted for the amortization of loan fee revenue and any direct loan costs or acquisition premiums or discounts using the effective interest method over the term of the loan. Such estimate is not adjusted for the effects of expected early repayments of loans subject to prepayment penalties or the effects of possible additional contingent interest on loan participation features included under certain of the Company's loan investments.

(3) Weighted average ratio of current loan carrying value to underlying collateral value using third-party collateral appraisal (where applicable) or the Company's internal collateral valuation (where no appraisal available).

LOAN ACQUISITION

    The Company acquires whole loans and loan participations which may be performing, non-performing or sub-performing and which the Company believes represent attractive risk-reward opportunities. Loans are generally acquired at a discount to the principal balance outstanding and may be acquired with financing provided by the seller. The Company restructures many of these loans to performing status on terms favorable to the Company. In other cases, the Company negotiates a payoff at a price above the Company's basis in the loan. Loan acquisitions range from $5 million to $100 million and are collateralized by all major property types.

    For accounting purposes, these loans are initially reflected at the Company's acquisition cost which represents the outstanding balance net of the acquisition discount or premium. The Company amortizes such discounts or premiums as an adjustment to increase or decrease the yield, respectively, realized on these loans using the effective interest method. As such, differences between carrying value and principle balances outstanding do not represent embedded losses or gains as the Company generally plans to hold such loans to maturity or negotiate a favorable restructuring of a discount loan.

    As of December 31, 1999, the Company's loan acquisition investments have the following characteristics:

                                                                                                           CURRENT
                                                             # OF        INITIAL          CURRENT         PRINCIPAL
                                                            LOANS        CARRYING         CARRYING         BALANCE
INVESTMENT CLASS               COLLATERAL TYPES            IN CLASS       VALUE           VALUE(1)       OUTSTANDING
----------------       ---------------------------------   --------   --------------   --------------   --------------
                                                                      (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
First Mortgages:
  Fixed..............            Office/Retail                   4      $  205,346      $   202,905      $   203,905
  Floating...........               Office                       1          93,238           94,354           97,123

Second Mortgages:
  Fixed..............               Retail                       2         113,627          109,825          109,796
  Floating...........                 --                        --              --               --               --

Partnership/Corporate/Other Loans:
  Fixed..............   Office/Residential/Hotel/Resort          1          17,532           17,796           25,905
  Floating...........                 --                        --              --               --               --
                                                            ------                      -----------      -----------
Total...................................................         8                      $   424,880      $   436,729
                                                            ======                      ===========      ===========
EXPLANATORY NOTES:

                           WEIGHTED           WEIGHTED        WEIGHTED    WEIGHTED
                           AVERAGE            AVERAGE         AVERAGE     AVERAGE
                            STATED             STATED        ESTIMATED    CURRENT
                             PAY              ACCRUAL        ACCOUNTING   LOAN-TO-
INVESTMENT CLASS             RATE               RATE          YIELD(2)    VALUE(3)
----------------       ----------------   ----------------   ----------   --------

First Mortgages:
  Fixed..............      9.84%              9.84%             9.73%        82%
  Floating...........  LIBOR + 1.75%      LIBOR + 1.75%         8.94%        68%
Second Mortgages:
  Fixed..............      9.72%              9.72%             7.59%        59%
  Floating...........        --                 --                --         --
Partnership/Corporate
  Fixed..............      9.97%              9.97%            11.30%        69%
  Floating...........        --                 --                --         --
Total................
EXPLANATORY NOTES:

----------------------------------------

(1) Where Current Carrying Value is less than Initial Carrying Value, difference represents contractual amortization, partial prepayment of loan principal, or amortization of acquired premiums, discounts or deferred loan fees.

(2) Estimated accounting yield represents the stated rate on the loan as adjusted for the amortization of loan fee revenue and any direct loan costs or acquisition premiums or discounts using the effective interest method over the term of the loan. Such estimate is not adjusted for the effects of expected early repayments of loans subject to prepayment penalties or the effects of possible additional contingent interest on loan participation features included under certain of the Company's loan investments.

(3) Weighted average ratio of current loan carrying value to underlying collateral value using third-party collateral appraisal (where applicable) or the Company's internal collateral valuation (where no appraisal available).

LOAN SERVICING

    Through its Starwood Asset Services division, the Company provides loan servicing to third-party institutional owners of loan portfolios, as well as to the Company's own asset base. Starwood Asset Services is currently rated "above average" by Standard & Poor's as a master servicer. The Company's servicing business focuses on maximizing risk-adjusted investment returns through active, ongoing asset management with particular focus on risk management, asset financing strategies and opportunistic responsiveness to changing borrower/tenant needs.

    In September 1998, a subsidiary of the Company acquired the loan origination and servicing business of Phoenix Realty Services, Inc., a subsidiary of Phoenix Home Life Insurance Company, for $2.0 million. This acquisition not only expanded the Company's ability to service its own loans, but provided a platform for third-party servicing and additional borrower relationships which may result in investment opportunities in the future.

CREDIT TENANT LEASING:

    The Company, directly and through its Leasing Subsidiary, provides capital to corporate owners of real estate facilities. Net leased facilities are generally subject to long-term leases to rated corporate credit tenants, and typically provide for all expenses at the property to be paid by the tenant on a triple net lease basis. Credit tenant lease ("CTL") transactions generally range in size from $20 million to $200 million.

    The Company pursues the origination of credit tenant lease transactions by structuring purchase/ leasebacks and by acquiring facilities subject to existing long-term net leases. In a typical purchase/ leaseback transaction, the Company purchases a corporation's property and leases it back to that corporation subject to a long-term net lease. This structure allows the corporate real estate user to reinvest the proceeds from the sale of its real estate into its core business while the Company capitalizes on its structured financing expertise.

    The Company generally intends to hold its net leased assets for long-term investment. However, subject to certain tax restrictions, the Company may dispose of an asset if it deems the disposition to be in the best interest of the stockholders and may either reinvest the disposition proceeds, use the proceeds to reduce debt, or distribute the proceeds to stockholders.

    The Company's CTL investments primarily represent a diversified portfolio of strategic office and industrial facilities subject to net lease agreements with creditworthy corporate tenants. The Company generally seeks high-quality, general-purpose real estate with residual values that represent a discount to current market values and replacement cost. Under a typical net lease agreement, the tenant agrees to pay a base monthly operating lease payment and all property operating expenses (including taxes, maintenance and insurance) are the responsibility of the tenant.

    The Company generally seeks corporate tenants with the following characteristics:

    - Established companies with stable core businesses or market leaders in rapidly growing industries.

    - Investment-grade credit strength or appropriate credit enhancements if tenant credit strength is not sufficient.

    - Commitment to the facility as an important asset to their on-going businesses.

    As of December 31, 1999, the Company had more than 160 corporate tenants operating in more than 10 industries, including aerospace, automotive, finance, healthcare, hotel, technology and telecommunications. These tenants represent well-recognized national and international companies, such as AlliedSignal, Federal Express, IBM, Lucent, Microsoft, Nike, Hilton and Nokia.

    As of December 31, 1999, the Company's CTL portfolio has the following tenant credit characteristics:

                                                       ANNUALIZED
                                                       OPERATING
                                                         LEASE        PERCENTAGE
                                                      PAYMENTS(2)      OF TOTAL
                                                     --------------   ----------
                                                     (IN THOUSANDS)
Investment grade(1)................................     $ 85,698          44.8%
Non-investment grade...............................       29,040          15.2%
Unrated............................................       76,592          40.0%
                                                        --------         -----
                                                        $191,330           100%
                                                        ========         =====

EXPLANATORY NOTES:
------------------------------

(1) A tenant's credit rating is considered "Investment Grade" if it has a published credit rating of Baa3/BBB- or above by one or more of the four national rating agencies.

(2) Reflects annualized monthly base lease rates in effect on December 31, 1999.

    PORTFOLIO AND ASSET MANAGEMENT STRATEGY. The Company believes that diligent management of the CTL portfolio is an essential component of its long-term strategy. There are several ways to optimize the performance and maximize the value of net leases. The Company monitors its portfolio for changes that could affect the performance of the markets, tenants and industries in which it has invested. As part of this monitoring, the Company's asset management group reviews market, tenant and industry data and frequently inspects its properties. In addition, the Company attempts to develop strong relationships with its large corporate tenants, which provide a source of information concerning the tenants' real estate needs. These relationships allow the Company to be proactive in obtaining early lease renewals and in conducting early marketing of assets where the tenant has decided not to renew. The Company will seek to find a new tenant prior to the expiration of the existing lease.

    As of December 31, 1999, the Company owned 148 office and industrial properties principally subject to net leases to more than 160 tenants, comprising 18.5 million square feet in 25 states. The Company also has a portfolio of 17 hotels under a long-term master lease with a single tenant. Information regarding the Company's CTL properties as of December 31, 1999 is set forth below:

                                                     % ANNUALIZED
                                          # OF      OPERATING LEASE        %
INDUSTRY                               FACILITIES     PAYMENTS(1)     SQUARE FEET            SIGNIFICANT TENANTS
--------                               ----------   ---------------   -----------   -------------------------------------
Technology...........................       58            36.8%           27.8%     IBM Corp., Sun Microsystems, Lucent
                                                                                    Technologies, 3Com Corp., Xerox Corp.
                                                                                    Unisys, Rational Software, Lotus
                                                                                    Development Corp., Computer Sciences
                                                                                    Corp., Microsoft.
Financial Services...................       12            11.9%            8.5%     AT&T Capital, Wellpoint Health
                                                                                    Networks, New York Life Insurance
                                                                                    Co., Guardian Life Insurance Co.
Telecommunications...................       11            10.4%            6.1%     ICG Holdings, Nokia, GTE
                                                                                    Communications, Northern Telecom
Food and Related Services............       21             6.5%            7.0%     Caterair, Welch Foods, Inc., Ralph's
                                                                                    Grocery Co., Shaw's Supermarkets
Automotive, Aerospace and Defense....       11             6.0%            6.5%     Volkswagen of America, Unison
                                                                                    Industries, Allied Signal, TRW Space
                                                                                    Communications, Lockheed Martin
                                                                                    Aerospace Corp.
Energy and Utilities.................        3             5.2%            3.2%     Entergy Corp., Bay State Gas Company,
                                                                                    Mobil Oil Exploration
Consumer Goods.......................       10             4.7%            9.7%     Lever Brothers, Rex Stores Corp.,
                                                                                    Sears Logistics
Manufacturing........................        4             3.6%            7.3%     Nike, Adidas America, Inc., Central
                                                                                    National-Gottlesman, Inc.
Transportation Services..............        3             2.1%            1.1%     Federal Express Corp.
Healthcare...........................        5             1.7%            1.5%     Fresenius USA, Inc., Haemonetics
                                                                                    Corp., Biomerieux Vitek, Inc.
Government Services..................        2             1.1%            0.7%     Massachusetts Lottery, Cal Trans,
                                                                                    Consulate-General of Japan
Other                                        8             2.2%            5.4%     San Jose State University, Guste,
                                                                                    Norstan
                                           ---           -----           -----
  TOTAL LEASING SUBSIDIARY...........      148            92.2%           84.8%
Hotel................................       17             7.8%           15.2%     Hilton Hotels Corp.
                                           ---           -----           -----
  TOTAL PARENT.......................       17             7.8%           15.2%
                                           ---           -----           -----
  TOTAL COMPANY......................      165           100.0%          100.0%
                                           ===           =====           =====

EXPLANATORY NOTE:
----------------------------------
(1) Reflects annualized monthly base lease rates in effect on December 31, 1999.

    As of December 31, 1999, the Company's portfolio of lease expirations on its CTL assets are as follows:

                                                                      PERCENT OF TOTAL
                                        NUMBER OF     ANNUALIZED        ANNUAL RENTS
                                         LEASES     OPERATING LEASE    REPRESENTED BY
YEAR OF LEASE EXPIRATION                EXPIRING      PAYMENTS(1)     EXPIRING LEASES
------------------------                ---------   ---------------   ----------------
                                                    (IN THOUSANDS)
2000..................................       16        $  7,477              3.91%
2001..................................       23          18,774              9.81%
2002..................................       27          21,861             11.43%
2003..................................       22          23,149             12.10%
2004..................................       29          24,669             12.89%
2005..................................       11           9,520              4.98%
2006..................................       19          22,840             11.94%
2007..................................        8          12,149              6.35%
2008..................................        9           8,544              4.46%
2009..................................        8           8,896              4.65%
2010 and thereafter...................       22          33,451             17.48%
                                         ------        --------            ------
  Total                                     194        $191,330            100.00%
                                         ======        ========            ======
  Weighted average lease term                             6.7 years
                                                       ========

EXPLANATORY NOTE:
------------------------------

(1) Reflects annualized monthly base lease rates in effect on December 31, 1999.

POLICIES WITH RESPECT TO OTHER ACTIVITIES

    At all times, the Company intends to make investments in a manner consistent with the requirements of the Code for the Company to qualify as a REIT unless, because of changing circumstances or changes in the Code (or in Treasury Regulations), the Company's Board of Directors, with the consent of the holders of a majority of the outstanding voting shares, determines that it is no longer in the best interests of the Company to qualify as a REIT.

INVESTMENT RESTRICTIONS OR LIMITATIONS

    The Company does not have any prescribed allocation among investments or product lines. Instead, the Company focuses on corporate and real estate credit underwriting to develop an in-depth analysis of the risk/reward ratios in determining the pricing and advisability of each particular transaction.

    The Company believes that it is not, and intends to conduct its operations so as not to become, regulated as an investment company under the Investment Company Act. The Investment Company Act generally exempts entities that are "primarily engaged in purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (collectively, "Qualifying Interests"). The Company intends to rely on current interpretations by the staff of the Securities and Exchange Commission in an effort to qualify for this exemption. To comply with the exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests and also may be required to maintain an additional 25% in Qualifying Interests or other real estate-related assets. Generally, the Company's senior mortgages and certain of its subordinated mortgages constitute Qualifying Interests.

    The Company is restricted from making certain types of investments which may limit its flexibility in implementing its investment policy. Specifically, without the amendment, termination or waiver of provisions of certain non-competition agreements between Starwood Capital Group, L.L.C. and Starwood Hotels & Resorts Worldwide, Inc. the Company is prohibited from: (i) making investments in loans collateralized by hotel assets where it is anticipated that the underlying equity will be acquired by the debtholder within one year from the acquisition of such debt; (ii) acquiring equity interests in hotels (other than acquisitions of warrants, equity participations or similar rights incidental to a debt investment by the Company or that are acquired as a result of the exercise of remedies in respect to a loan in which the Company has an interest); or (iii) selling or contributing to or acquiring any interests in Starwood Hotels & Resorts Worldwide, Inc., including debt positions or equity interests obtained by the Company under, pursuant to or by reason of the Company's ownership of debt positions.

    Subject to the limitations on ownership of certain types of assets and the gross income tests imposed by the Federal Tax Code, the Company also may invest in the securities of other REITs, other entities engaged in real estate activities or other issuers, including for the purpose of exercising control over such entities.

COMPETITION

    The Company is engaged in a competitive business. In originating and acquiring assets, the Company competes with public and private companies, including other finance companies, mortgage banks, pension funds, savings and loan associations, insurance companies, institutional investors, investment banking firms and other lenders and industry participants, as well as individual investors. Existing industry participants and potential new entrants compete with the Company for the available supply of investments suitable for origination or acquisition, as well as for debt and equity capital. Certain of the Company's competitors are larger than the Company, have longer operating histories, may have access to greater capital and other resources, may have management personnel with more experience than the officers of the Company, and may have other advantages over the Company in conducting certain businesses and providing certain services.

REGULATION

    The operations of the Company are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (i) regulate credit granting activities; (ii) establish maximum interest rates, finance charges and other charges; (iii) require disclosures to customers; (iv) govern secured transactions; and (v) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies and require licensing of lenders and financiers and adequate disclosure of certain contract terms. The Company is also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans.

    In the judgment of management, existing statutes and regulations have not had a material adverse effect on the business conducted by the Company. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon the future business, financial condition or results of operations or prospects of the Company.

    The Company has elected and expects to continue to make an election to be taxed as a REIT under Section 856 through 860 of the Code. As a REIT, the Company generally will not be subject to federal income tax if it distributes at least 95% of its taxable income for each year to its shareholders. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT status. These requirements include specific share ownership tests and assets and gross income composition tests. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income.

    Although the Company did not qualify as a REIT for its fiscal years 1993 through 1997, it received a written agreement from the IRS confirming that the Company was eligible to make an election under Section 856(c)(1) of the Code to be taxed as a REIT for its taxable years beginning January 1, 1998.

FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS STRATEGY

    The implementation of the Company's business strategy and investment policies are subject to certain risks, including the effect of economic and other conditions on property values, the general illiquidity of real estate investments, the risks of borrower and tenant defaults, in risks resulting from delays in enforcing remedies or in gaining control over the real estate collateral following a default, risks that the properties collateralizing debt instruments held by the Company or properties which are owned by the Company will not generate revenues sufficient to meet operating expenses and to pay scheduled debt service, the risk that prepayment restrictions may be insufficient to deter prepayments, the existence of junior mortgages that may affect the Company's rights, the effect of competition from properties owned by others, liability associated with uninsurable losses and unknown environmental liabilities.

ENVIRONMENTAL MATTERS

    Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. Those laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of such hazardous or toxic substances. The costs of investigation, remediation or removal of those substances may be substantial. The owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners of real properties for personal injuries associated with asbestos-containing materials. Absent succeeding to ownership or control of real property, a secured lender is not likely to be subject to any of these forms of environmental liability. The Company is not currently aware of any environmental issues which could materially affect the Company.

EMPLOYEES

    As of March 15, 2000, the Company had 111 employees and believes its relationships with its employees to be good. The Company's employees are not represented by a collective bargaining agreement.

ITEM 2.  PROPERTIES

    The Company's principal executive and administrative offices are located at 1114 Avenue of the Americas New York, NY 10036, 27th floor. Its telephone number, general facsimile number and e-mail address are (212) 930-9400,
(212) 930-9494 and starwoodfinancial.com, respectively. The lease for the Company's primary corporate office space expires in February 2010. The Company believes that this office space is suitable for its operations for the foreseeable future. The Company also maintains super-regional offices in San Francisco, California, Hartford, Connecticut, and Atlanta, Georgia, as well as regional offices in Dallas, Texas, Denver, Colorado and New Orleans, Louisiana.

    See Item 1--"Credit Tenant Leasing" for a discussion of real estate facilities held by the Company and its Leasing Subsidiary for investment purposes and Item 8--"Schedule III--Real Estate and Accumulated Depreciation" for a detailed listing of such properties.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material litigation or legal proceedings, or to the best of its knowledge, any threatened litigation or legal proceedings, which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on its results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On November 3, 1999, the Company held a special meeting of shareholders to vote on the following proposals:

    1. To approve the acquisition of TriNet through the merger of TriNet with a subsidiary of the Company, with TriNet surviving the merger as a subsidiary of the Company.

    2. To approve the acquisition of 100% of the ownership interests in the Company's external advisor, Starwood Financial Advisors L.L.C., through a merger and a contribution of interests by the owners of the external advisor.

    3. To approve the merger of the Company into a newly-formed corporation in order to change its form of organization from a Maryland real estate investment trust to a Maryland corporation and eliminate its dual class common share structure.

PROPOSAL                                             FOR       AGAINST    ABSTAIN
--------                                          ----------   --------   --------
First Proposal..................................  78,078,285     3,066     3,693
Second Proposal.................................  78,077,827     3,155     4,062
Third Proposal..................................  78,078,464     2,604     3,976

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S EQUITY AND RELATED SHARE MATTERS

    In November 1999, the Company eliminated its dual class share structure by exchanging its outstanding class A and class B shares for shares of a single class of Common Stock. The Company's Common Stock began trading on the New York Stock Exchange ("NYSE") under the symbol "SFI" on November 4, 1999. Prior to November 4, 1999, the class A shares were traded on the American Stock Exchange under the symbol "APT," and there was no established trading market for the class B shares.

    The high and low sales prices per share of Common Stock (or class A shares for periods prior to November 4, 1999) are set forth below for the periods indicated.

QUARTER ENDED                                                  HIGH(1)        LOW(1)
-------------                                                 ----------   ------------
1998
March 31, 1998..............................................  $36 3/4      $27 3/8
June 30, 1998...............................................  $56          $26 1/4
September 30, 1998..........................................  $59 1/4      $35 1/2
December 31, 1998...........................................  $80 1/4      $45 1/4

1999
March 31, 1999..............................................  $63          $42 1/2
June 30, 1999...............................................  $66 1/2      $31 5/8
September 30, 1999..........................................  $76          $27 7/8
December 31, 1999...........................................  $27 5/8      $16 11/16

EXPLANATORY NOTE:
------------------------------

(1) As adjusted for a one-for-six reverse stock split effective June 19, 1998.

    On March 15, 2000, the closing sale price of the Common Stock as reported by the NYSE was $17.19. The Company had approximately 1,203 holders of record of Common Stock as of March 15, 2000.

    On June 12, 1998, the Frank Russell Company announced that the Company would be included in the Russell 1000 and Russell 3000 equity indices. The Company believes that index funds who were required to mirror the Russell indices' performance purchased a large number of the Company's class A shares in the public float. As a result of those purchases, and the limited availability of the shares in the public float at that time, the "market" price for the class A shares dramatically increased shortly after the June 12 announcement. From the time of the Company's inclusion in the Russell indices through the announcement that the Company had agreed to acquire TriNet, the reported stock price of the Company was highly volatile and trading volume relatively low due to the very limited number of shares available for trading at that time.

    At December 31, 1999, the Company had four series of preferred stock outstanding: Series A Preferred Stock (which currently pays dividends at the rate of 9.50% per annum), 9.375% Series B Preferred Stock, 9.20% Series C Preferred Stock and 8.00% Series D Preferred Stock. Each of the Series B, C, D preferred stock was issued in connection with the TriNet acquisition and is publicly traded.

    On January 4, 5 and 6, 1999 the Company issued 37,776, 1,512 and 8,945 class A shares, respectively, upon exercise of stock options issued to employees of the Company's external advisor. On March 15, 1999, the Company issued 15,000 class A shares upon exercise of stock options issued to an employee of the Company's external advisor. The exercise price of the options was $15.00 per share. As required by the Company's charter as in effect at that time, in connection with those option exercises, 31,616 class B shares were issued to the holders of the class B shares at par value.

    The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to
5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of December 31, 1999, the Company had repurchased approximately 2.3 million shares at an aggregate cost of approximately $40.4 million.

DIVIDENDS

    The Company's management expects that any taxable income remaining after the distribution of preferred dividends and the regular quarterly or other dividends will be distributed annually to the holders of the Common Stock on or prior to the date of the first regular quarterly divided payment date of the following taxable year. The dividend policy with respect to the Common Stock is subject to revision by the Board of Directors. All distributions in excess of dividends on preferred stock or those required for the Company to maintain its REIT status will be made by the Company at the sole discretion of the Board of Directors and will depend on the taxable earnings of the Company, the financial condition of the Company, and such other factors as the Board of Directors deems relevant. The Board of Directors has not established any minimum distribution level. In order to maintain its qualifications as a REIT, the Company intends to make regular quarterly dividends to its shareholders that, on an annual basis, will represent at least 95% of its taxable income (which may not necessarily equal net income as calculated in accordance with generally accepted accounting principles), determined without regard to the deduction for dividends paid and excluding any net capital gains.

    Holders of Common Stock will be entitled to receive distributions if, as and when the Board of Directors authorizes and declares distributions. However, rights to distributions may be subordinated to the rights of holders of preferred stock, when preferred stock is issued and outstanding. In any liquidation, dissolution or winding up of the Company each outstanding share of Common Stock will entitle its holder to a proportionate share of the assets that remain after the Company pays its liabilities and any preferential distributions owed to preferred stockholders.

    The following table sets forth the dividends paid or declared by the Company on its Common Stock (or class A shares for periods prior to November 4, 1999):

                                                    STOCKHOLDER      DIVIDEND/
QUARTERLY PERIOD ENDED                              RECORD DATE        SHARE
----------------------                           -----------------   ---------
1998
June 30, 1998..................................  June 30, 1998         $0.35
September 30, 1998.............................  October 15, 1998      $0.38
December 31, 1998..............................  December 31, 1998     $0.41(1)

1999
March 31, 1999.................................  April 15, 1999        $0.42
June 30, 1999..................................  July 15, 1999         $0.43
September 30, 1999.............................  October 15, 1999      $0.44
December 31, 1999..............................  December 31, 1999     $0.57(2)

EXPLANATORY NOTES:
------------------------------

(1) A portion of this quarterly dividend (approximately $0.29 per share) was treated as income to shareholders of record in 1998, and the remainder was treated as 1999 income.

(2) A portion of this quarterly dividend (approximately $0.47 per share) was treated as income to stockholders of record in 1999, and the remainder will be treated as 2000 income.

    In November 1999, the Company declared and paid a dividend of a total of one million shares of Common Stock pro rata to all holders of record of Common Stock as of the close of business on November 3, 1999. The Company also declared dividends aggregating $20.9 million for the Series A preferred stock, which was outstanding for the entire year ended December 31, 1999. In addition, the Company also declared dividends of $1.2 million, $0.7 million and $2.0 million on its Series B, C and D preferred stock, respectively, for the year ended
December 31, 1999. The amounts for the Series B, C and D preferred stock represent only fourth quarter dividends which were payable by the Company as a result of its acquisition of TriNet. There are no dividend arrearages on any of the series of preferred stock currently outstanding. Further, it declared and paid dividends aggregating $0.2 million per quarter to the holders of class B shares in connection with the March 31, June 30 and September 30 quarterly dividends to the holders of the class A shares. As previously described, the former class A and class B shares were converted into shares of Common Stock on November 4, 1999. The Company did not declare any dividends for the period from November 19, 1993 through the quarter ended March 31, 1998, representing its partial first quarter of operations after the completion of the Recapitalization Transactions.

    Distributions to shareholders will generally be taxable as ordinary income, although a portion of such dividends may be designated by the Company as capital gain or may constitute a tax-free return of capital. The Company annually furnishes to each of its shareholders a statement setting forth the distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital.

    The Company intends to continue to declare quarterly distributions on its Common Stock. No assurance, however, can be given as to the amounts or timing of future distributions, as such distributions are subject to the Company's earnings, financial condition, capital requirements, and such other factors as the Company's Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected financial data on a consolidated historical basis for the Company. However, prior to the recapitalization of the Company in March 1998, discussed more fully in Note 4 to the Company's Consolidated Financial Statements (the "Recapitalization Transactions"), the Company did not have substantial capital resources or operations. Prior to the Recapitalization Transactions, the Company's structured finance operations were conducted by two investment partnerships affiliated with Starwood Capital Group, L.L.C., which contributed substantially all their structured finance assets to the Company in the Recapitalization Transactions in exchange for cash and shares of the Company.

    Further, on November 4, 1999, as more fully discussed in Note 4 to the Company's Consolidated Financial Statements, the Company acquired TriNet, which substantially increased the size of the Company's operations, and also acquired its external advisor. Operating results for the year ended December 31, 1999 reflect only the effects of these transactions subsequent to their consummation.

    Accordingly, the historical balance sheet information as of and prior to December 31, 1998, as well as the results of operations for the Company for all periods reflected below, do not reflect the current operations of the Company as a well capitalized, internally-managed finance company operating in the commercial real estate industry. For these reasons, the Company believes that the information contained in the following tables relating to the 1995 through 1997 periods is not indicative of the Company's current business and should be read in conjunction with the discussions set forth in
Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                             YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------------------------
                                                               1999          1998         1997        1996       1995
                                                            -----------   -----------   ---------   --------   --------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Interest income...........................................  $   209,848   $   112,914   $     896   $    478   $    145
Operating lease/rental income.............................       42,186        12,378          --         --         --
Other income..............................................       12,763         2,804         991         10          3
                                                            -----------   -----------   ---------   --------   --------
    Total revenue.........................................      264,797       128,096       1,887        488        148
                                                            -----------   -----------   ---------   --------   --------
Interest expense..........................................       91,184        44,697          --        272         --
Property operating costs..................................        2,246            --          --         --         --
Depreciation and amortization.............................       10,340         4,287          --         --         --
General and administrative expense........................        6,269         2,583         461        639        283
Advisory fees.............................................       16,193         7,837          --         --         --
Provision for possible credit losses......................        4,750         2,750          --         --         --
Stock option compensation expense(1)......................          412         5,985          --         --         --
Costs incurred in acquiring external advisor(2)...........       94,476            --          --         --         --
                                                            -----------   -----------   ---------   --------   --------
    Total expenses........................................      225,870        68,139         461        911        283
                                                            -----------   -----------   ---------   --------   --------
Income (loss) before minority interest....................       38,927        59,957       1,426       (423)      (135)
Minority interest(3)......................................          (41)          (54)     (1,415)      (154)        --
                                                            -----------   -----------   ---------   --------   --------
Net income (loss).........................................  $    38,886   $    59,903   $      11   $   (577)  $   (135)
Preferred dividend requirements...........................      (23,843)         (944)         --         --         --
                                                            -----------   -----------   ---------   --------   --------
Net income allocable to common shareholders...............  $    15,043   $    58,959   $      11   $   (577)  $   (135)
                                                            ===========   ===========   =========   ========   ========

Basic earnings (loss) per common share(4).................  $      0.25   $      1.40   $    0.01   $  (1.36)  $  (0.32)
                                                            ===========   ===========   =========   ========   ========
Diluted earnings (loss) per common share..................  $      0.25   $      1.36   $    0.00   $  (1.36)  $  (0.32)
                                                            ===========   ===========   =========   ========   ========
Dividends declared per common share(10)...................  $      1.86   $      1.14   $    0.00   $   0.00   $   0.00
                                                            ===========   ===========   =========   ========   ========
SUPPLEMENTAL DATA:
Dividends declared on preferred shares....................  $    24,819   $       929   $      --   $     --   $     --
Dividends declared on common shares.......................      116,813        60,343          --         --         --
Adjusted earnings allocable to common shareholders(7).....      127,798        66,615          11       (577)      (135)
Adjusted earnings per common
  share--basic............................................         2.19          1.59        0.01      (1.36)     (0.32)
Adjusted earnings per common
  share--diluted..........................................         2.07          1.53        0.00      (1.36)     (0.32)
Funds from operations allocable to common
  shareholders(5)(6)......................................      121,666        63,261       1,426       (423)      (135)
Cash flows from:
    Operating activities..................................      122,549        54,915       1,271       (227)      (184)
    Investing activities..................................     (143,911)   (1,271,309)     (6,013)      (522)       175
    Financing activities..................................       45,660     1,226,208       4,924         --         --
Pro Forma ratio of EBITDA to interest expense.............         2.83          2.84          --         --         --
Pro Forma ratio of EBITDA to combined fixed charges(8)....         2.23          2.44          --         --         --
Weighted average common shares outstanding--basic(9)......       57,749        41,607       1,258        425        425
Weighted average common shares outstanding--diluted(9)....       60,393        43,460       2,562        425        425

BALANCE SHEET DATA:
Real estate loans and net lease investments, net..........  $ 3,717,790   $ 2,013,703   $      --   $     --   $     --
Total assets..............................................    3,813,552     2,059,616      13,441      5,674      2,194
Debt obligations..........................................    1,901,204     1,055,719          --         --         --
Minority interest in consolidated entities(3).............        2,565            --       5,175      3,917         --
Shareholders' equity......................................    1,801,343       970,728       6,351      1,578      2,155

SUPPLEMENTAL DATA:
Total debt to shareholders' equity........................          1.1x          1.1x         --         --         --

EXPLANATORY NOTES:
------------------------------

(1) Historical stock option expense represents the option value of approximately
    2.5 million fully-vested options to acquire class A shares which were issued to the Company's external advisor upon consummation of the March 18, 1998 capitalization of the Company. A portion of those options were then regranted to employees of the advisor subject to vesting periods which were typically three years from the date of grant. The remainder of those options were regranted on a fully-vested basis to an affiliate of Starwood Capital Group L.L.C., which then further regranted those options to certain of its employees subject to vesting restrictions.

(2) As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, this amount represents a non-recurring charge of approximately $94.5 million relating to the acquisition of the Company's external advisor.

(3) Historical minority interest for the Company for fiscal 1998, 1997 and 1996 represents a minority interest in APMT Limited Partnership which was converted into class A shares on March 18, 1998, the date the partnership was liquidated and terminated. Minority interests in fiscal 1999 also reflects minority interests in certain of the Leasing Subsidiary's consolidated ventures.

(4) Earnings per common share excludes 1% of net income allocable to the Company's class B shares prior to November 4, 1999. These class B shares were exchanged for Common Stock in connection with the TriNet acquisition and other related transactions on November 4, 1999. As a result, the Company now has a single class of Common Stock outstanding.

(5) Management generally considers funds from operations, or FFO, to be one measure of the financial performance which provides a relevant basis for comparison among REITs. FFO is presented to assist investors in analyzing the performance of REITs. In 1995, the National Association of Real Estate Investment Trusts, or NAREIT, established new guidelines clarifying its definition of FFO and requested that REITs adopt this new definition beginning in 1996. FFO, as defined by NAREIT, is income (loss) before minority interest (determined in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered an alternative to net income as an indication of financial performance nor an alternative to cash flows from operating, investing, and financing activities as measures of liquidity.

(6) Because of certain non-cash or non-recurring items included in income for generally accepted accounting purposes, which are not adjusted for or eliminated under the NAREIT definition of FFO, FFO may differ from actual cash available for distribution to shareholders. These items include amortization of premiums or discounts on loan investments, provisions for possible credit losses, gains from sales of assets, deferred interest arising from differences between loan accrual and payment rates, non-cash rental revenues and capital expenditures. Accordingly, FFO is not necessarily indicative of cash available to fund cash needs or to pay dividends to shareholders.

(7) Adjusted earnings represent GAAP net income before depreciation and amortization and, for the year ended December 31, 1999, exclude the non-recurring cost incurred in acquiring the Company's external advisor (see
    Note 4 to the Company's Consolidated Financial Statements).

(8) Combined fixed charges are comprised of interest expense, capitalized interest, amortization of loan costs and preferred stock dividend requirements.

(9) As adjusted for one-for-six reverse stock split effected by the Company on June 19, 1998.

(10) The Company generally declares common and preferred dividends in the month subsequent to the end of the quarter.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, on March 18, 1998, the Company completed the Recapitalization Transactions which, among other things, substantially recapitalized the Company and modified its investment policy. Effective June 18, 1998, the Company (which was organized under California law) changed its domicile to Maryland by merging with a newly-formed subsidiary organized under Maryland law, and issued new shares of the subsidiary to the Company's shareholders in exchange for their shares in the Company. Concurrently, the Company consummated a one-for-six reverse stock split.

    Immediately prior to the consummation of the Recapitalization Transactions, the Company's assets primarily consisted of approximately $11.0 million in short-term, liquid real estate investments, cash and cash equivalents.

    On December 15, 1998, the Company sold $220.0 million of preferred shares and warrants to purchase class A shares to a group of investors affiliated with Lazard Freres. Concurrent with the sale of the preferred shares and warrants, the Company purchased $280.3 million in real estate loans and participation interests from a group of investors also affiliated with Lazard Freres. These transactions are referred to collectively as the "Lazard Transaction."

    As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, on November 3, 1999, the Company's shareholders approved a series of transactions including: (i) the acquisition of TriNet; (ii) the acquisition of the Company's external advisor; and (iii) the reorganization of the Company from a trust to a corporation and the exchange of the class A and class B shares for Common Stock. Pursuant to the TriNet acquisition, TriNet merged with and into a subsidiary of the Company, with TriNet surviving as a wholly-owned subsidiary of the Company. In the acquisition, each share of common stock of TriNet was converted into 1.15 shares of Common Stock. Each share of TriNet Series A, Series B and Series C Cumulative Redeemable Preferred Stock was converted into a share of Series B, Series C or Series D (respectively) Cumulative Redeemable Preferred Stock of the Company. The Company's preferred stock issued to the former TriNet preferred stockholders has substantially the same terms as the TriNet preferred stock, except that the new Series B, C, and D preferred stock have additional voting rights not associated with the TriNet preferred stock. The Company's Series A Preferred Stock remained outstanding with the same rights and preferences as existed prior to the TriNet acquisition. As a consequence of the acquisition of its external advisor, the Company is now self-advised and will no longer pay external advisory fees.

    The transactions described above and other related transactions have materially impacted the historical operations of the Company and will continue to impact the Company's future operations. Accordingly, the reported historical financial information for periods prior to these transactions is not believed to be fully indicative of the Company's future operating results or financial condition.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    During fiscal year 1999, total revenue increased by approximately
$136.7 million over total revenue for fiscal year 1998. This increase is a result of the interest generated by the loans and other investments contributed in the Recapitalization Transactions, as well as approximately $663.4 million of other loan investments newly-originated or acquired by the Company during 1999, an additional $46.4 million funded under existing loan commitments, and approximately $26.8 million in operating lease income generated from net lease assets acquired in the TriNet acquisition. The increase was partially offset by principal repayments of approximately $561.9 million made to the Company during fiscal year 1999. Included in other income for fiscal year 1999 is a fee associated with the repayment of a construction loan of approximately $1.9 million, yield maintenance payments of approximately
$8.1 million resulting from the repayment of three loans, and approximately
$1.0 million in additional revenue from certain cash flow participation features on five of the Company's loan investments.

    The Company's total costs and expenses during fiscal 1999 increased by approximately $157.7 million compared to fiscal 1998. These increases were generally the result of the increased scope of the Company's operations as a result of the Recapitalization Transactions, costs associated with additional lending operations, the TriNet acquisition and the acquisition of the Company's external advisor.

    The Company's interest expense increased by $46.5 million as a result of higher interest rates and higher average borrowings by the Company on its credit facilities and other term loans, the proceeds of which were used to fund additional loan origination and acquisition activities. Further, interest expense includes interest incurred by the Leasing Subsidiary subsequent to its acquisition.

    Property operating costs represent unreimbursed property operating expenses incurred by the Leasing Subsidiary subsequent to its acquisition. All costs of this kind were borne directly by the tenant on the Company's pre-existing credit tenant leasing portfolio.

    Depreciation and amortization increased as a result of a full year's depreciation on the Company's pre-existing credit tenant leasing portfolio, which it acquired in the Recapitalization Transactions, as well as depreciation on the Leasing Subsidiary's net leased assets subsequent to its acquisition.

    General and administrative costs increased by approximately $3.7 million as a result of additional costs incurred subsequent to the acquisition of the Company's external advisor, as well as additional administrative expenses associated with the Leasing Subsidiary subsequent to its acquisition.

    Base advisory fees increased by approximately $5.3 million as a result of fees being incurred from June 16, 1999 through year end in the prior year and through November 4, 1999 in fiscal 1999. Further, as a result of the Company's expanded operations, incentive fees paid under the prior advisory contract increased from $2.3 million in 1998 to $5.4 million in 1999. Subsequent to the acquisition of the Company's external advisor, the Company is now internally-managed and no further advisory fees will be incurred.

    The Company's charge for provision for possible credit losses increased by approximately $2.0 million as a result of expanded lending operations as well as additional seasoning of the Company's existing lending portfolio. As more fully discussed in Note 5 to the Company's Consolidated Financial Statements, the Company has not realized any actual losses on any of its loan investments to date.

    Stock compensation expense declined by approximately $5.6 million as a result of the non-recurring charge relating to the original grant of stock options to the Company's external advisor in fiscal 1998 concurrently with the consummation of the Recapitalization Transactions.

    Finally, as more fully discussed in Note 4 to the Company's Consolidated Financial Statements, included in fiscal 1999 costs and expenses is a non-recurring charge of approximately $94.5 million relating to the acquisition of the Company's external advisor.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    During fiscal year 1998, total revenue increased by approximately
$126.2 million over total revenue for fiscal year 1997. This increase is a result of the interest generated by the loans and other investments contributed in the Recapitalization Transactions, as well as approximately $1.0 billion of other loan investments newly-originated or acquired by the Company during 1998, and an additional $16.5 million funded under existing loan commitments. The increase was partially offset by principal repayments of approximately
$103.9 million made to the Company during fiscal year 1998. Included in other income for fiscal year 1998 are fees associated with the repayment of two first mortgage loans aggregating approximately $1.2 million, a gain of approximately $0.9 million resulting from the repayment of a $2.8 million loan participation which had been acquired at a discount, and approximately $0.6 million in additional revenue from certain cash flow participation features on two of the Company's loan investments. In 1997, a gain of approximately $1.0 million was recognized in other income on the early repayment of a loan acquired at a discount.

    The increase in the Company's total costs and expenses during fiscal year 1998 compared to fiscal year 1997 is primarily due to increased interest expense on the Company's borrowings used to fund its asset growth as well as the expense associated with the issuance to the Advisor of options to acquire approximately
2.5 million of the Company's class A shares (see Note 11 to the Company's Consolidated Financial Statements). Additionally, general and administrative costs associated with the implementation of the Company's business plan and advisory fee expenses increased the Company's total costs and expenses during fiscal 1998.

    The Company believes that because of the significant expansion of the scope of its operations following the Recapitalization Transactions which occurred on March 18, 1998, prior periods are not necessarily indicative of the Company's future operating results or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital to fund its investment origination and acquisition activities and operating expenses. The Company's capital sources include cash flow from operations, borrowings under lines of credit, additional term borrowings, long-term financing secured by the Company's assets, unsecured financing and the issuance of common, convertible and/or preferred equity securities.

    As a result of the Recapitalization Transactions, the Lazard Transaction, the TriNet acquisition, the acquisition of the Company's external advisor, and other transactions completed by the Company, the Company has significant access to capital resources to fund its existing business plan, which includes the expansion of its real estate lending and credit tenant leasing businesses. Further, the Company may acquire other businesses or assets using its capital stock, cash or a combination thereof.

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

    Based on its monthly interest and other expenses, monthly cash receipts, existing investment commitments and funding plans, the Company believes that its existing sources of funds will be adequate to purposes of meeting its short- and long-term liquidity needs. Material increases in monthly interest expense or material decreases in monthly cash receipts would negatively impact the Company's liquidity. On the other hand, material decreases in monthly interest expense would positively affect the Company's liquidity.

    As more fully discussed in Note 7 to the Company's consolidated financial statements, at December 31, 1999, the Company had existing fixed-rate borrowings of approximately $153.6 million secured by real estate under operating leases which mature in 2009, an aggregate of approximately $254.3 million in LIBOR-based, variable-rate loans secured by various senior and subordinate mortgage investments which mature in fiscal 2000, fixed-rate corporate debt obligations aggregating approximately $353.6 million which mature between 2001 and 2017, and other variable- and fixed-rate secured debt obligations aggregating approximately $151.6 million which mature at various dates through 2010.

    In addition, the Company has entered into LIBOR-based secured revolving credit facilities of $675.0 and $500.0 million which expire in fiscal 2001 and 2000 respectively. (Subsequent to December 31, 1999, the Company extended the maturity of its $500.0 million facility to 2002). As of December 31, 1999, the Company had drawn approximately $593.0 million and $170.0 million under these facilities. Availability under these facilities is based on collateral provided under a borrowing base calculation. In addition, the Leasing Subsidiary has an agreement with a group of 13 banks led by Bank of America, N.A. which provides it with a $350.0 million unsecured revolving credit facility. This facility matures on May 31, 2001 and has a one-year extension period at the Company's option. Interest incurred on the facility is LIBOR-based with a margin dependent on the Company's credit ratings. Facility fees under the credit facility are also tied to its credit ratings. All of the available commitment under the facility may be borrowed for general corporate and working capital needs of the Leasing Subsidiary, as well as for investments. Under the terms of this facility, the Leasing Subsidiary is generally permitted to make cash distributions to the Company in an amount equal to 85% of cash flow from operations in any rolling four-quarter period. The facility requires interest-only payments until maturity, at which time outstanding borrowings are due and payable. As of December 31, 1999, the Company had $186.7 million drawn and $163.3 million available under this facility.

    The Company has entered into LIBOR interest rate caps struck at 9.00%, 7.50% and 7.50% in notional amounts of $300.0 million, $40.4 million and $38.3 million, respectively, which expire in March 2001, January 2001 and June 2001, respectively. At December 31, 1999, the fair value appreciation of the Company's interest rate caps was $2.2 million.

    The Company has originated or acquired certain assets using proceeds from LIBOR-based borrowings. In connection with such borrowings, the Company entered into approximately $205.2 million of interest rate swaps to effectively fix the interest rate on such obligations. In addition, in connection with the TriNet acquisition, the Company acquired an interest rate swap which, together with certain existing interest rate cap agreements, effectively fix the interest rate on $75.0 million of the Leasing Subsidiary's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. Management expects that it will have aggregate LIBOR based borrowings at the Leasing Subsidiary in excess of the notional amount for the duration of the swap. The actual borrowing cost to the Company with respect to indebtedness covered by the swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. At December 31, 1999, the fair value appreciation of the Company's interest rate swaps was $3.4 million.

    The Company is currently pursuing or has consummated certain anticipated long-term fixed-rate borrowings and had entered into certain derivative instruments based on U.S. Treasury securities to hedge the potential effects of interest rate movements on these transactions. Under these agreements, the Company would generally receive additional cash flow at settlement if interest rates rise and pay cash if interest rates fall. The effects of such receipts or payments will be deferred and amortized over the term of the specific related fixed-rate borrowings. During the year ended December 31, 1999, the Company settled an aggregate notional amount of approximately $63.0 million that was outstanding under such agreements, resulting in a receipt of approximately
$0.6 million to be amortized over the term of the anticipated borrowing.

    During the year ended December 31, 1999, the Company refinanced its $125.0 million term loan maturing March 15, 1999 with a $155.4 million term loan maturing March 5, 2009. The new term loan bears interest at 7.44% per annum, payable monthly, and amortizes over an approximately 22-year schedule. The new term loan represented one of the forecasted transactions for which the Company had previously entered into U.S. Treasury-based hedging transactions. The net $3.4 million cost of the settlement of such hedges has been deferred and will be amortized as an increase to the effective financing costs of the new term loan over its 10-year term.

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

    STOCK REPURCHASE PROGRAM: The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of December 31, 1999, the Company had repurchased approximately 2.3 million shares, at an aggregate cost of approximately $40.4 million.

YEAR 2000

    The statements in the following section include Year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act. The Company intends such statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company's actual costs progress and expenses with respect to its plan to address Year 2000 issues could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on the Company's results and progress include, but are not limited to , changes in the expense of or delays, in: the identification and upgrade or replacement by the Company of computer systems that do not relate to information technology but include embedded technology; and the Year 2000 compliance of vendors (including vendors of the Company's computer information systems) or third-party service providers (including the Company's primary bank and payroll processor). These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

    The term "Year 2000 issue" is a general term used to describe various problems that may result from the improper processing by computer systems of dates after 1999. These problems could results in a system failure or miscalculations causing disruptions of operations. The term "Year 2000 compliant" is used in this discussion to mean that the system or device in question will perform its essential functions in the Year 2000 without significant operational problems.

    PARENT: The Company implemented a plan in 1999 to assess, test and correct, to the extent necessary, potential Year 2000 issues. Additionally, the Company assessed the potential impacts from outside parties and developed contingency plans for business interruptions after the date rollover. The costs involved in performing this internally managed plan were not significant to the Company's financial position or results of operations in 1998 and 1999. Since January 1, 2000, the Company has not experienced any material adverse impacts due to the Year 2000 issue. While the primary risk to the Company with respect to the Year 2000 issue continues to be the inability of external parties to provide services in a timely and accurate manner, to date, the Company is not aware of any such disruption. As a result, the Company does not expect any remaining Year 2000 risk to have a material adverse impact to the Company.

    LEASING SUBSIDIARY: The Leasing Subsidiary recognized that the Year 2000 may result in risk and implemented a plan in 1998 to prepare for potential Year 2000 issues. The Leasing Subsidiary's efforts to address potential Year 2000 issues were focused in the following four areas: (i) reviewing and taking any necessary steps to correct the Leasing Subsidiary's computer information systems (i.e., software applications and hardware platforms); (ii) evaluating and making any necessary modifications to other computer systems that do not relate to information technology but include embedded technology at its properties, such as security, heating, ventilation, and air conditioning, elevator, fire and safety systems; (iii) communicating with certain significant third-party service providers to determine whether there will be any interruption in their systems that could affect the Leasing Subsidiary; and (iv) developing contingency plans for business interruptions after the date rollover. The Leasing Subsidiary's Year 2000 compliance program is substantially complete.

    The cost involved in performing this internally managed plan were not significant to the Leasing Subsidiary's financial position or results of operations. The Leasing Subsidiary expects that a substantial portion of these costs will be passed back to tenants through recoveries of operating expense and that the remaining costs of addressing the Year 2000 issues will be funded through operating cash flows.

    Since the date rollover on January 1, 2000, the Leasing Subsidiary has not experienced any material adverse impact due to the Year 2000 issue. While the primary risk to the Leasing Subsidiary, with respect to the Year 2000 issue, is the ability of certain third party service providers to continue to provide services in a timely and accurate manner, to date, the Leasing Subsidiary is not aware of any such disruption. While the Leasing Subsidiary's efforts to address its Year 2000 issues may involve additional costs, the Leasing Subsidiary believes, based on available information, that these costs will not have a material adverse effect on its business, financial condition or results of operations.

NEW ACCOUNTING STANDARDS

    In June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Company adopted the requirements of this pronouncement in its financial statements beginning with its reporting for fiscal 1999. As of December 31, 1999, the Company is currently segmented between its lending and credit tenant lease businesses.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). On June 23, 1999 the FASB voted to defer the effectiveness of SFAS 133 for one year. SFAS 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances a hedge of a foreign currency exposure. The Company currently plans to adopt this pronouncement as required effective January 1, 2001. The adoption of SFAS 133 is not expected to have a material financial impact on the financial position or results of operations of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

    Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. In pursuing its business plan, the primary market risk to which the Company is exposed is interest rate risk. Consistent with its election to qualify as a REIT, the Company has implemented an interest rate risk management policy based on match funding, with the objective that floating-rate assets be primarily financed by floating-rate liabilities and fixed-rate assets be primarily financed by fixed-rate liabilities.

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

    While the Company has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to the Company which adversely affect its liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

    Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond the control of the Company. As more fully discussed in Note 9 to the Company's Consolidated Financial Statements, the Company employs match funding-based hedging strategies to limit the effects of changes in interest rates on its operations, including engaging in interest rate caps, floors, swaps, futures and other interest rate-related derivative contracts. These strategies are specifically designed to reduce the Company's exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate movements in the market. The Company does not enter into derivative contracts for speculative purposes nor as a hedge against changes in credit risk of its borrowers or of the Company itself.

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

    The following table quantifies the potential changes in net investment income and net fair value of financial instruments should interest rates increase or decrease 200 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). Net investment income is calculated as revenue from loans and other lending investments and operating leases (as of December 31, 1999), less related interest expense and property operating costs, for the year ended December 31, 1999, on a pro forma basis for the TriNet acquisition. Net fair value of financial instruments is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets, less cash out-flows in respect of interest-bearing liabilities as of December 31, 1999. The cash flows associated with the Company's assets are calculated based on management's best estimate of expected payments for each loan based on loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty, term and property type. Most of the Company's loans are protected from prepayment as a result of prepayment penalties and contractual terms which prohibit prepayments during specified periods. However, for those loans where prepayments are not currently precluded by contract, declines in interest rates may increase prepayment speeds. The base interest rate scenario assumes interest rates as of December 31, 1999. Actual results could differ significantly from those estimated in the table.

                         ESTIMATED PERCENTAGE CHANGE IN

                             PRO FORMA
                           NET INVESTMENT       NET FAIR VALUE OF
CHANGE IN INTEREST RATES       INCOME       FINANCIAL INSTRUMENTS (1)
------------------------   --------------   -------------------------
-200 Basis Points               2.17%                  7.80%
-100 Basis Points               1.08%                  4.00%
Base Interest Rate               0.0%                   0.0%
+100 Basis Points              (1.08%)                (3.90%)
+200 Basis Points              (1.97%)                (7.20%)

EXPLANATORY NOTE:
------------------------------

(1) Amounts exclude fair values of non-financial investments, primarily assets under long-term operating leases and preferred limited partnership interests.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Index to Financial Statements

                                                                PAGE
                                                              --------
Financial Statements:
  Report of Independent Accountants.........................  33
  Consolidated Balance Sheets at December 31, 1999 and
    1998....................................................  34
  Consolidated Statements of Operations for each of the
    three years in the period ended December 31, 1999.......  35
  Consolidated Statement of Changes in Shareholders' Equity
    for each of the three years in the period ended December
    31, 1999................................................  36
  Consolidated Statements of Cash Flows for each of the
    three years in the period ended December 31, 1999.......  37
  Notes to Consolidated Financial Statements................  38

Financial Statement Schedules:

For the period ended December 31, 1999:

  Schedule II--Valuation and Qualifying Accounts and
    Reserves................................................  66

  Schedule III--Real Estate and Accumulated Depreciation....  67

  Schedule IV--Mortgage Loans on Real Estate................  80

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    Financial statements of nine owned companies or joint ventures accounted for under the equity method have been omitted because the Company's proportionate share of the income from continuing operations before income taxes is less than 20% of the respective consolidated amount and the investments in and advances to each company are less than 20% of consolidated total assets.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Starwood Financial Inc.

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Starwood Financial Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
New York, NY
March 6, 2000

                            STARWOOD FINANCIAL INC.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 1999        1998*
                                                              ----------   ----------
                                       ASSETS
Loans and other lending investments, net....................  $2,003,506   $1,823,761
Real estate subject to operating leases, net................   1,714,284      189,942
Cash and cash equivalents...................................      34,408       10,110
Restricted cash.............................................      10,195        5,699
Marketable securities.......................................       4,344        5,406
Accrued interest and rent receivable........................      17,358       13,122
Deferred expenses and other assets..........................      29,074       11,054
Investment in Starwood Operating, Inc.......................         383          522
                                                              ----------   ----------
  Total assets..............................................  $3,813,552   $2,059,616
                                                              ==========   ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities....  $   54,773   $   10,536
Dividends payable...........................................      53,667       22,633
Debt obligations............................................   1,901,204    1,055,719
                                                              ----------   ----------
  Total liabilities.........................................   2,009,644    1,088,888
                                                              ----------   ----------
Commitments and contingencies...............................          --           --
Minority interests in consolidated entities.................       2,565           --
Shareholders' equity:
Series A Preferred Stock, $0.001 and $0.01 par value at
  December 31, 1999 and 1998, respectively, liquidation
  preference $50.00 per share, 4,400,000 shares authorized
  and outstanding at December 31, 1999 and December 31,
  1998, respectively........................................           4           44
Series B Preferred Stock, $0.001 par value at December 31,
  1999, liquidation preference $50,000, 2,000,000 shares
  issued and outstanding at December 31, 1999...............           2           --
Series C Preferred Stock, $0.001 par value at December 31,
  1999, liquidation preference $32,500, 1,300,000 shares
  issued and outstanding at December 31, 1999...............           1           --
Series D Preferred Stock, $0.001 par value at December 31,
  1999, liquidation preference $100,000, 4,000,000 shares
  issued and outstanding at December 31, 1999...............           4           --
Common Stock, $0.001 par value at December 31, 1999,
  200,000,000 shares authorized, 84,985,392 shares issued
  and outstanding at December 31, 1999......................          85           --
Class A shares $1.00 par value, 70,000,000 shares
  authorized, 52,407,718 shares issued and outstanding at
  December 31, 1998, none authorized at December 31, 1999...          --       52,408
Class B shares, $0.01 par value, 35,000,000
  shares authorized, 26,203,859 shares issued and
  outstanding at December 31, 1998, none authorized at
  December 31, 1999.........................................          --          262
Warrants and options........................................      17,935       18,904
Accumulated other comprehensive income (losses).............        (229)         (23)
Additional paid in capital..................................   1,953,972      901,592
Retained earnings (deficit).................................    (129,992)      (2,459)
Treasury stock (at cost)....................................     (40,439)          --
                                                              ----------   ----------
  Total shareholders' equity................................   1,801,343      970,728
                                                              ----------   ----------
  Total liabilities and shareholders' equity................  $3,813,552   $2,059,616
                                                              ==========   ==========
EXPLANATORY NOTE:

--------------------------

 * RECLASSIFIED TO CONFORM TO 1999 PRESENTATION

    The accompanying notes are an integral part of the financial statements.

                            STARWOOD FINANCIAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998*       1997*
                                                              ---------   ---------   ---------
REVENUE:
  Interest income...........................................  $209,848    $112,914     $   896
  Operating lease income....................................    42,186      12,378          --
  Other income..............................................    12,763       2,804         991
                                                              --------    --------     -------
    Total revenue...........................................   264,797     128,096       1,887
                                                              --------    --------     -------

COSTS AND EXPENSES:
  Interest expense..........................................    91,184      44,697          --
  Property operating costs..................................     2,246          --          --
  Depreciation and amortization.............................    10,340       4,287          --
  General and administrative................................     6,269       2,583         461
  Advisory fees.............................................    16,193       7,837          --
  Provision for possible credit losses......................     4,750       2,750          --
  Stock option compensation expense.........................       412       5,985          --
  Costs incurred in acquiring external advisor..............    94,476          --          --
                                                              --------    --------     -------
    Total costs and expenses................................   225,870      68,139         461
                                                              --------    --------     -------
Income before minority interest.............................    38,927      59,957       1,426
Minority interest...........................................       (41)        (54)     (1,415)
                                                              --------    --------     -------
Net income..................................................  $ 38,886    $ 59,903     $    11
                                                              ========    ========     =======

Preferred dividend requirements.............................  $(23,843)   $   (944)    $    --
                                                              ========    ========     =======
Net income allocable to common shareholders.................  $ 15,043    $ 58,959     $    11
                                                              ========    ========     =======
Basic earnings per common share(1)(2).......................  $   0.25    $   1.40     $  0.01
                                                              ========    ========     =======
Diluted earnings per common share(1)(2).....................  $   0.25    $   1.36     $  0.00
                                                              ========    ========     =======
EXPLANATORY NOTES:

------------------------

 *  RECLASSIFIED TO CONFORM TO 1999 PRESENTATION.

(1) Net income per basic common share excludes 1% of net income allocable to the Company's class B shares prior to November 4, 1999. These shares were exchanged for Common Stock in connection with the TriNet acquisition and related transactions on November 4, 1999. As a result, the Company now has a single class of Common Stock outstanding.

(2) As adjusted for one-for-six reverse stock split effective June 19, 1998.

    The accompanying notes are an integral part of the financial statements.

                            STARWOOD FINANCIAL INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                                       COMMON SHARES
                                         SERIES A    SERIES B    SERIES C    SERIES D     COMMON           AT PAR
                                         PREFERRED   PREFERRED   PREFERRED   PREFERRED    STOCK     --------------------
                                           STOCK       STOCK       STOCK       STOCK      AT PAR     CLASS A    CLASS B
                                         ---------   ---------   ---------   ---------   --------   ---------   --------
Balance at January 1, 1997*............      --          --          --          --          --     $   2,550   $    13
Exercise of warrants...................      --          --          --          --          --         5,000        25
Net unrealized losses..................      --          --          --          --          --            --        --
Net income of the period...............      --          --          --          --          --            --        --
                                           ----        ----        ----        ----        ----     ---------   -------
Balance at December 31, 1997...........      --          --          --          --          --         7,550        38
Recapitalization Transactions..........      --          --          --          --          --       306,796     1,534
Issuance of options to Advisor.........      --          --          --          --          --            --        --
Effects of reorganization (1)..........      --          --          --          --          --      (261,956)   (1,310)
Exercise of options....................      --          --          --          --          --            18        --
Issuance of Preferred Shares and
  Warrants.............................      44          --          --          --          --            --        --
Dividends declared-preferred...........      --          --          --          --          --            --        --
Dividends declared-common..............      --          --          --          --          --            --        --
Net income for the period..............      --          --          --          --          --            --        --
Change in net unrealized gains (losses)
  on investments.......................      --          --          --          --          --            --        --
                                           ----        ----        ----        ----        ----     ---------   -------
Balance at December 31, 1998*..........    $ 44          --          --          --          --        52,408       262
Exercise of options....................      --          --          --          --          --            63        --
Dividends declared-preferred...........      --          --          --          --          --            --        --
Dividends declared-common..............      --          --          --          --          --            --        --
Effects of Incorporation Merger........     (40)         --          --          --          53       (52,471)     (262)
Acquisition of TriNet..................      --           2           1           4          29            --        --
Issuance of shares of Common Stock
  through conversion of joint venture
  partners interest....................      --          --          --          --          --            --        --
Advisor transaction....................      --          --          --          --           4            --        --
Special stock dividend.................      --          --          --          --           1            --        --
Purchase of treasury stock.............      --          --          --          --          (2)           --        --
Net income for the period..............      --          --          --          --          --            --        --
Change in accumulated other
  comprehensive income.................      --          --          --          --          --            --        --
                                           ----        ----        ----        ----        ----     ---------   -------
Balance at December 31, 1999...........    $  4        $  2        $  1        $  4        $ 85     $      --   $    --
                                           ====        ====        ====        ====        ====     =========   =======

                                                                               ACCUMULATED
                                         WARRANTS    ADDITIONAL   RETAINED        OTHER
                                            AND       PAID-IN     EARNINGS    COMPREHENSIVE    TREASURY
                                          OPTIONS     CAPITAL     (DEFICIT)       INCOME        STOCK       TOTAL
                                         ---------   ----------   ---------   --------------   --------   ----------
Balance at January 1, 1997*............   $   101           --    $ (1,086)          --             --    $    1,578
Exercise of warrants...................      (101)          --          --           --             --         4,924
Net unrealized losses..................        --           --          --         (162)            --          (162)
Net income of the period...............        --           --          11           --             --            11
                                          -------    ----------   ---------       -----        --------   ----------
Balance at December 31, 1997...........        --           --      (1,075)        (162)            --         6,351
Recapitalization Transactions..........        --      432,084          --           --             --       740,414
Issuance of options to Advisor.........     5,985           --          --           --             --         5,985
Effects of reorganization (1)..........        --      262,786          --           --             --          (480)
Exercise of options....................      (270)         537          --           --             --           285
Issuance of Preferred Shares and
  Warrants.............................    13,189      206,170          --           --             --       219,403
Dividends declared-preferred...........        --           15        (944)          --             --          (929)
Dividends declared-common..............        --           --     (60,343)          --             --       (60,343)
Net income for the period..............        --           --      59,903           --             --        59,903
Change in net unrealized gains (losses)
  on investments.......................        --           --          --          139             --           139
                                          -------    ----------   ---------       -----        --------   ----------
Balance at December 31, 1998*..........    18,904      901,592      (2,459)         (23)            --       970,728
Exercise of options....................      (969)       1,853          --           --             --           947
Dividends declared-preferred...........        --          330     (25,149)          --             --       (24,819)
Dividends declared-common..............        --           --    (116,813)          --             --      (116,813)
Effects of Incorporation Merger........        --       52,720          --           --             --            --
Acquisition of TriNet..................        --      868,933          --           --             --       868,969
Issuance of shares of Common Stock
  through conversion of joint venture
  partners interest....................        --        6,226          --           --             --         6,226
Advisor transaction....................        --       97,862          --           --             --        97,866
Special stock dividend.................        --       24,456     (24,457)          --             --            --
Purchase of treasury stock.............        --           --          --           --        (40,439)      (40,441)
Net income for the period..............        --           --      38,886           --             --        38,886
Change in accumulated other
  comprehensive income.................        --           --          --         (206)            --          (206)
                                          -------    ----------   ---------       -----        --------   ----------
Balance at December 31, 1999...........   $17,935    $1,953,972   $(129,992)      $(229)       $(40,439)  $1,801,343
                                          =======    ==========   =========       =====        ========   ==========

EXPLANATORY NOTE:
------------------------------

 * RECLASSIFIED TO CONFORM TO 1999 PRESENTATION.

(1) As adjusted for one-for-six reverse stock split effective June 19, 1998.

    The accompanying notes are an integral part of the financial statements.

                            STARWOOD FINANCIAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1999         1998*       1997*
                                                              ---------   -----------   --------
Cash flows from operating activities:
Net income..................................................  $  38,886   $    59,903   $     11
Adjustments to reconcile net income to cash flows provided
  by operating activities:
  Minority interest.........................................         41            54      1,415
  Non-cash expense for options issued to Advisor............        412         5,985         --
  Non-cash expense for Advisor Transaction..................     94,476            --         --
  Equity in earnings of unconsolidated joint ventures and
    subsidiaries............................................       (234)          (96)        --
  Depreciation and amortization.............................     15,932         7,662         --
  Amortization of discounts/premiums and deferred
    interest................................................    (25,493)      (17,750)        --
  Distributions from operating joint venture................        470            --         --
  Straight-line rent adjustments............................     (1,597)           --         --
  Realized gain on securities...............................        (11)           --         --
  Provision for possible credit losses......................      4,750         2,750         --
  Changes in assets and liabilities:
    Increase (decrease) in restricted cash..................      2,924        (5,699)        --
    (Increase) decrease in accrued interest and rent
      receivable............................................     (3,089)       (5,613)         4
    Decrease in deferred expenses and other assets..........     (1,212)         (902)    (1,895)
    Increase in accounts payable, accrued expenses and other
      liabilities...........................................     (3,706)        8,621      1,736
                                                              ---------   -----------   --------
  Cash flows provided by operating activities...............    122,549        54,915      1,271
                                                              ---------   -----------   --------
Cash flows from investing activities:
Net cash outflow for the Recapitalization Transactions (Note
  3)........................................................         --      (334,964)        --
Net cash outflow for TriNet acquisition (Note 3)............    (23,723)           --         --
New loan or investment originations/acquisitions............   (640,757)     (975,670)   (31,346)
Principal fundings on existing loan commitments.............    (45,916)      (16,500)        --
Investment in Starwood Operating, Inc.......................         --          (426)        --
Proceeds from sale of investment securities.................         --            --     21,546
Repayments of and principal collections from loans and other
  investments...............................................    520,768       103,926      3,787
Net investments (in) and advances to unconsolidated joint
  ventures..................................................     46,988       (47,675)        --
Other capital expenditures..................................     (1,271)           --         --
                                                              ---------   -----------   --------
  Cash flows used in investing activities...................   (143,911)   (1,271,309)    (6,013)
                                                              ---------   -----------   --------
Cash flows from financing activities:
Net borrowings under revolving credit facilities............    168,592       640,945         --
Net borrowings under term loans.............................     39,234       368,683         --
Borrowings under repurchase agreements......................     (7,331)       46,091         --
Mortgage note repayments....................................       (150)           --         --
Dividends paid..............................................   (110,600)      (38,638)        --
Payment for deferred financing costs........................     (4,593)      (11,615)        --
Proceeds from issuance of class B shares....................         --         1,534         --
Costs incurred in reorganization............................         --          (480)        --
Purchase of treasury stock..................................    (40,439)           --         --
Proceeds from exercise of options...........................        947           285         --
Proceeds from issuance of preferred stock and warrants......         --       219,403      4,924
                                                              ---------   -----------   --------
  Cash flows provided by financing activities...............     45,660     1,226,208      4,924
                                                              ---------   -----------   --------
Increase in cash and cash equivalents.......................     24,298         9,814        182
Cash and cash equivalents at beginning of period............     10,110           296        114
                                                              ---------   -----------   --------
Cash and cash equivalents at end of period..................  $  34,408   $    10,110   $    296
                                                              =========   ===========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..................  $  85,835   $    38,006   $     --
                                                              =========   ===========   ========
EXPLANATORY NOTE:

------------------------------

 * RECLASSIFIED TO CONFORM TO 1999 PRESENTATION.

    The accompanying notes are an integral part of the financial statements.

                            STARWOOD FINANCIAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND BUSINESS

    ORGANIZATION--Starwood Financial Inc.(1) (the "Company") began its business in 1993 through private investment funds (collectively, the "Starwood Investors") formed to capitalize on inefficiencies in the real estate finance market. In March 1998, these funds contributed their approximately $1.1 billion of assets to the Company's predecessor, Starwood Financial Trust, in exchange for a controlling interest in that company. Since that time, the Company has grown by originating new lending and leasing transactions, as well as through corporate acquisitions. Specifically, in September 1998, the Company acquired the loan origination and servicing business of a major insurance company, and in December 1998, the Company acquired the mortgage and mezzanine loan portfolio of its largest private competitor. Additionally, in November 1999, the Company acquired TriNet Corporate Realty Trust, Inc. ("TriNet"), the largest publicly traded company specializing in the net leasing of corporate office and industrial facilities. The TriNet acquisition was structured as a stock-for-stock merger of TriNet with a subsidiary of the Company. Concurrent with the TriNet acquisition, the Company also acquired its external advisor (the "Advisor Transaction") in exchange for shares of common stock, $0.001 par value, of the Company (the "Common Stock"), and converted its organizational form to a Maryland corporation (the "Incorporation Merger"). As part of the conversion to a Maryland corporation, the Company replaced its dual class common share structure with a single class of Common Stock. The Company's Common Stock began trading on the New York Stock Exchange under the symbol "SFI" in November 1999.

    During 1993 through 1997, the Company did not qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). However, pursuant to a closing agreement with the Internal Revenue Service (the "IRS") obtained in March 1998, the Company was eligible and elected to be taxed as a REIT for the taxable year beginning January 1, 1998.

    BUSINESS--The Company believes it is the largest publicly traded finance company in the United States focused on the commercial real estate industry. The Company, which is taxed as a real estate investment trust, provides structured mortgage, mezzanine and lease financing through its origination, acquisition and servicing platform. The Company's investment strategy targets specific sectors of the real estate credit markets in which it can deliver value-added, flexible financial solutions to its customers, thereby differentiating its financial products from those offered by other capital providers.

    The Company has implemented its investment strategy by: (i) focusing on the origination of large, highly structured mortgage, mezzanine and lease financings where customers require flexible financial solutions, and avoiding commodity businesses in which there is significant direct competition from other providers of capital; (ii) developing direct relationships with borrowers and corporate tenants as opposed to sourcing transactions through intermediaries;
(iii) adding value beyond simply providing capital by offering borrowers and corporate tenants specific lending expertise, flexibility, speed, certainty and continuing relationships beyond the closing of a particular financing transaction; and (iv) taking advantage of market anomalies in the real estate financing markets when the Company believes credit is mispriced by other providers of capital such as the spread between lease yields and the yields on corporate tenants' underlying credit obligations.

    The Company intends to continue to emphasize a mix of portfolio financing transactions to create built-in diversification and single-asset financings for properties with strong, long-term positioning.

EXPLANATORY NOTE:
------------------------------

(1) As more fully discussed in Note 4, on November 4, 1999, the Company changed its form and became a corporation under Maryland law and changed its name from Starwood Financial Trust to Starwood Financial Inc.

                            STARWOOD FINANCIAL INC.

NOTE 2--BASIS OF PRESENTATION

    The accompanying audited Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The Consolidated Financial Statements include the accounts of the Company, its qualified REIT subsidiaries, and its majority-owned and controlled partnership. Certain third-party mortgage servicing operations are conducted through Starwood Operating, Inc. ("Starwood Operating"), a taxable corporation which is not consolidated with the Company for financial reporting or income tax purposes. The Company owns all of the preferred stock and a 95% economic interest in Starwood Operating, which is accounted for under the equity method for financial reporting purposes. In addition, the Company has an investment in TriNet Management Operating Company, Inc. ("TMOC"), a taxable noncontrolled subsidiary of the Company, which is also accounted for under the equity method. Further, certain other investments in partnerships or joint ventures which the Company does not control are also accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LOANS AND OTHER LENDING INVESTMENTS, NET--As described in Note 5 "Loans and Other Lending Investments," includes the following investments: senior mortgages, subordinate mortgages, partnership loans/ unsecured notes, loan participations and other lending investments. In general, management considers its investments in this category as held-to-maturity and, accordingly, reflects such items at amortized historical cost.

    REAL ESTATE AND DEPRECIATION--Real estate is generally recorded at cost. Certain improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance items are expensed as incurred. The Company capitalizes interest costs incurred during the land development or construction period on qualified development projects including investments in joint ventures accounted for under the equity method. Depreciation is computed using the straight line method of cost recovery over estimated useful lives of 40.0 years for buildings, seven years for furniture and equipment, the shorter of the remaining lease term or expected life for tenant improvements, and the remaining life of the building for building improvements.

    Real estate assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. The Company also periodically reviews long-lived assets to be held and used for an impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In management's opinion, real estate assets to be held and used are not carried at amounts in excess of their estimated recoverable amounts.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

    NON-CASH ACTIVITY--During the year ended December 31, 1998, the Company had significant non-cash activity including: (i) conversion of units in APMT Limited Partnership (shown as "minority interest" in the consolidated financial statements) to class A shares of the Company (see Note 4); (ii) issuance of options to Starwood Financial Advisors, L.L.C. (the "Advisor") to acquire class A shares of the Company (see Note 11); and (iii) issuance of new class A shares in exchange for a portion of the acquisition of loans and related investments as part of the Recapitalization Transactions (see Note 4).

                            STARWOOD FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The cash portion of the Recapitalization Transactions is summarized as follows (in thousands):

Acquisition of loans and other investments..................  $(1,061,006)
Acquired accrued interest and rent receivable...............       (7,451)
Conversion of minority interest.............................       (5,387)
Par value of class A shares issued..........................      306,796
Additional paid in capital on class A shares issued.........      432,084
                                                              -----------
Net cash outflow for the Recapitalization Transactions......  $  (334,964)
                                                              ===========

    During 1999, the Company acquired TriNet (see Note 4). The following is a summary of the effects of this transaction on the Company's consolidated financial position (in thousands):

                                                              ACQUISITION OF
                                                                  TRINET
                                                              --------------
Fair value of:
  Assets acquired...........................................   $(1,589,714)
  Liabilities assumed.......................................       676,936
  Minority interest.........................................         2,524
  Stock issued..............................................       875,195
                                                               -----------
  Cash paid.................................................       (35,059)
  Less cash acquired........................................        11,336
                                                               -----------
  Net cash outflow for TriNet acquisition...................   $   (23,723)
                                                               ===========

    MARKETABLE SECURITIES--The Company has certain investments in marketable securities such as those issued by the Government National Mortgage Association
(GNMA), Federal National Mortgage Association (FNMA), and Federal Home Loan Mortgage Corporation (FHLMC). Although the Company generally intends to hold such investments for long-term investment purposes, it may, from time to time, sell any of its investments in these securities as part of its management of liquidity. Accordingly, the Company considers such investments as "available-for-sale" and reflects such investments at fair market value with changes in fair market value reflected as a component of shareholders equity.

    REPURCHASE AGREEMENTS--The Company may enter into sales of securities or loans under agreements to repurchase the same security or loan. The amounts borrowed under repurchase agreements are carried on the balance sheet as part of debt obligations at the amount advanced plus accrued interest. Interest incurred on the repurchase agreements is reported as interest expense.

    REVENUE RECOGNITION--The Company's revenue recognition policies are as follows:

    LOANS AND OTHER LENDING INVESTMENTS: The Company generally intends to hold all of its loans and other lending investments to maturity. Accordingly, it reflects all of these investments at amortized cost less allowance for loan losses, acquisition premiums or discounts, deferred loan fees and undisbursed loan funds. The Company may acquire loans at either premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. If loans that were acquired at a premium or discount are prepaid, the Company immediately

                            STARWOOD FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) recognizes the unamortized premium or discount as a decrease or increase in the prepayment gain or loss, respectively. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as a yield adjustment. Interest income is recognized using the effective interest method applied on a loan-by-loan basis.

    Certain of the Company's loans provide for accrual of interest at specified rates which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower.

    Prepayment penalties or yield maintenance payments from borrowers are recognized as additional income when received. Certain of the Company's loan investments provide for additional interest based on the borrower's operating cash flow or appreciation of the underlying collateral. Such amounts are considered contingent interest and are reflected as income only upon certainty of collection.

    LEASING INVESTMENTS: Operating lease revenue is recognized on the straight-line method of accounting from the later of the date of the origination of the lease or the date of acquisition of the facility subject to existing leases. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The difference between lease revenue recognized under this method and actual cash receipts is recorded as a deferred rent receivable on the balance sheet.

    PROVISION FOR POSSIBLE CREDIT LOSSES--The Company's accounting policies require that an allowance for estimated credit losses be maintained at a level that management, based upon an evaluation of known and inherent risks in the portfolio, considers adequate to provide for possible credit losses. Specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral less disposition costs on an individual loan basis. Management considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Management measures these impaired loans at the fair value of the loans' underlying collateral less estimated disposition costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan, however, these loans are placed on non-accrual status at such time that the loans either: (i) become 90 days delinquent; or
(ii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment. While on non-accrual status, interest income is recognized only upon actual receipt. Impairment losses are recognized as direct write-downs of the related loan with a corresponding charge to the provision for possible credit losses. Charge-offs occur when loans, or a portion thereof, are considered uncollectible and of such little value that further pursuit of collection is not warranted. Management's periodic evaluation of the allowance for possible credit losses is based upon an analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality and other relevant factors.

    INCOME TAXES--The Company did not qualify as a REIT from 1993 through 1997; however, it did not incur any material tax liabilities as a result of its operations. See Note 10 to the consolidated financial statements for more information.

    As confirmed in a closing agreement with the IRS obtained in March 1998, the Company was eligible and elected to be taxed as a REIT for its tax year beginning January 1, 1998. As a REIT, the Company will be subject to federal income taxation at corporate rates on its REIT taxable income; however, the

                            STARWOOD FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Company is allowed a deduction for the amount of dividends paid to its stockholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. Starwood Operating and TMOC are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in Starwood Operating and TMOC.

    NET INCOME ALLOCABLE TO COMMON SHARES--Net income allocable to common shares excludes 1% of net income allocable to the class B shares prior to November 4, 1999. The class A and class B shares were exchanged for Common Stock in connection with the TriNet acquisition, as more fully described in Note 4.

    EARNINGS (LOSS) PER COMMON SHARES--In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") effective for periods ending after December 15, 1997. SFAS No. 128 simplifies the standard for computing earnings per share and makes them comparable with international earnings per share standards. The statement replaces primary earnings per share with basic earnings per share ("Basic EPS") and fully-diluted earnings per share with diluted earnings per share ("Diluted EPS").

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

    NEW ACCOUNTING STANDARDS--In June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS
No. 131") effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Company adopted the requirements of this pronouncement in its financial statements beginning with its reporting for fiscal 1999. As of December 31, 1999, the Company is currently segmented between its lending and credit tenant lease businesses.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). On June 23, 1999 the FASB voted to defer the effectiveness of SFAS 133 for one year. SFAS 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS No. 13 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments as fair value. If certain conditions are met, a derivative may be specifically designated as: (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances a hedge of a foreign currency exposure. The Company currently plans to adopt this pronouncement as required effective January 1, 2001. The adoption of SFAS 133 is not expected to have a material financial impact on the financial position or results of operations of the Company.

                            STARWOOD FINANCIAL INC.

NOTE 4--CAPITAL TRANSACTIONS

    TRANSACTIONS WITH AFFILIATES--In November 1993, the Company was notified that SAHI, Inc. (one of the Starwood Investors) had acquired all of the Company's 212,500 outstanding class B shares. Subsequent to the acquisition of the class B shares, SAHI Partners (another Starwood Investor) purchased the class B shares from SAHI, Inc. and accumulated 40,683 class A shares, or 9.60% of the total class A shares then outstanding.

    On March 15, 1994, the Company announced that it had entered into an agreement with SAHI Partners and SAHI, Inc. for the sale of a warrant for the right to purchase 833,333 class A shares at a price of $6.00 per share (the "Class A Warrant") and 416,667 class B shares at a price of $0.06 per share (the "Class B Warrant"). SAHI Partners and SAHI, Inc. purchased the warrants for $101,000, which amount was applied against the purchase price for the initial class A and class B shares purchased pursuant to the warrants. On March 28, 1996, the Class A Warrant was assigned to Starwood Mezzanine Investors, L.P. ("Starwood Mezzanine").

    On September 26, 1996, the Company became sole general partner of APMT Limited Partnership by contributing $400,000 in cash in exchange for an 8.05% interest in that partnership. Starwood Mezzanine became the 91.95% limited partner by contributing to the partnership its entire interest in the participation certificates in a mortgage note relating to the Warwick Hotel, valued by the Company at approximately $4.6 million as of September 30, 1996. Starwood Mezzanine's interest in the partnership was evidenced by units, which were convertible into cash, class A shares or a combination of both pursuant to an exchange rights agreement. As described below, the units were converted to class A shares in the first quarter of 1998.

    On January 22, 1997, Starwood Mezzanine exercised its rights under the Class A Warrant to acquire 833,333 class A shares. After its exercise of the Class A Warrant, Starwood Mezzanine beneficially owned 833,333 class A shares and 761,491 units. In addition, SAHI, Inc. exercised its rights under the Class B Warrant to acquire 416,667 class B shares. After its exercise of the Class B Warrant, SAHI Inc. beneficially owned 1,009,911 class B shares and 40,683 class A shares. Upon exercise of the Class A and Class B Warrants, SAHI Partners, SAHI, Inc. and Starwood Mezzanine jointly owned 69.46% of the outstanding class A shares and, with the voting interest of the class B shares, controlled 79.64% of the voting interests of the Company. The Company increased its capital by approximately $5.0 million, and the resulting funds were used to purchase qualified short-term government securities.

    During the quarter ended March 31, 1998, the Company consummated certain transactions and entered into agreements which significantly recapitalized and expanded the capital resources of the Company as well as modified future operations, including those described herein below in "Recapitalization Transactions" and "Advisor Transaction".

    RECAPITALIZATION TRANSACTIONS--As more fully discussed above, pursuant to a series of transactions beginning in March 1994 and including the exercise of the Class A and Class B Warrants in January 1997, the Starwood Investors acquired joint ownership of 69.46% and 100% of the outstanding class A shares and class B shares of the Company, respectively, through which they controlled approximately 79.64% of the voting interests in the Company as of December 31, 1997. Prior to the consummation of these transactions (collectively, the "Recapitalization Transactions"), Starwood Mezzanine also owned 761,491 units which represented the remaining 91.95% of APMT Limited Partnership not held by the Company. Those units were convertible into cash, an additional 761,491 class A shares of the Company, or a combination of the two, as determined by the Company.

                            STARWOOD FINANCIAL INC.

NOTE 4--CAPITAL TRANSACTIONS (CONTINUED)
    On March 18, 1998, each outstanding unit held by Starwood Mezzanine was exchanged for one class A share of the Company and, concurrently, the partnership was liquidated through a distribution of its net assets to the Company, its then sole partner.

    Simultaneously, Starwood Mezzanine contributed various real estate loan investments to the Company in exchange for 9,191,333 class A shares and $25.5 million in cash, as adjusted. Starwood Opportunity Fund IV, L.P., one of the Starwood Investors ("SOF IV"), contributed real estate loans and related investments, $17.9 million in cash and certain letters of intent in exchange for 41,179,133 class A shares of the Company and a cash payment of $324.3 million. Concurrently, the holders of the class B shares who were affiliates of the Starwood Investors acquired 25,565,979 additional class B shares sufficient to maintain existing voting preferences pursuant to the Company's Amended and Restated Declaration of Trust. Immediately after these transactions, the Starwood Investors owned approximately 99.27% of the outstanding class A shares of the Company and 100% of the class B shares. Assets acquired from Starwood Mezzanine have been reflected using step acquisition accounting at predecessor basis adjusted to fair value to the extent of post-transaction third-party ownership. Assets acquired from SOF IV have been reflected at their fair market value.

    ADVISORY AGREEMENT--In connection with the Recapitalization Transactions, the Company and the Advisor, an affiliate of the Starwood Investors, entered into an Advisory Agreement (the "Advisory Agreement") pursuant to which the Advisor managed the affairs of the Company, subject to the Company's purpose and investment policy, the investment restrictions and the directives of the Board of Directors. The services provided by the Advisor included the following:
(i) identifying investment opportunities for the Company; (ii) advising the Company with respect to and effecting acquisitions and dispositions of the Company's investments; (iii) monitoring, managing and servicing the Company's loan portfolio; and (iv) arranging debt financing for the Company. The Advisor was prohibited from acting in a manner inconsistent with the express direction of the Board of Directors, and reported to the Board of Directors and the officers of the Company with respect to its activities.

    The Company paid the Advisor a quarterly base management fee of 0.3125% (1.25% per annum) of the "Book Equity Value" of the Company determined as of the last day of each quarter but estimated and paid in advance subject to recomputation. "Book Equity Value" was generally defined as the excess of the book value of the assets of the Company over all liabilities of the Company.

    In addition, the Company paid the Advisor a quarterly incentive fee of 5.00% of the Company's "Adjusted Net Income" during each quarter that the Adjusted Net Income for such quarter (restated and annualized as a rate of return on the Company's Book Equity Value for such quarter) equaled or exceeded the "Benchmark BB Rate." "Adjusted Net Income" was generally defined as the Company's gross income less the Company's expenses for the applicable quarter (including the base fee for such quarter but not the incentive fee for such quarter). In calculating both Book Equity Value and Adjusted Net Income, real estate-related depreciation and amortization (other than amortization of financing costs and other prepaid expenses to the extent such costs and prepaid expenses have previously been booked as an asset of the Company) were not deducted. The Advisor was also reimbursed for certain expenses it incured on behalf of the Company.

    Because payment of both the base fee and the incentive fee commenced
90 days after the consummation of the Recapitalization Transactions, fees were recognized ratably over the period from March 18,

                            STARWOOD FINANCIAL INC.

NOTE 4--CAPITAL TRANSACTIONS (CONTINUED)
1998 through December 31, 1998. The operating results of the Company for such period were greater than they would have been had the advisory fee not been deferred.

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

    Prior to the transactions described below through which, among other things, the Company became self-advised, the Company was dependent on the services of the Advisor and its officers and employees for the successful execution of its business strategy.

    1999 TRANSACTIONS--On November 3, 1999, consistent with previously announced terms, the Company's shareholders approved a series of transactions including:
(i) the acquisition, through a merger, of TriNet; (ii) the acquisition, through a merger and a contribution of interests, of 100% of the ownership interests in the Advisor; and (iii) the change in form, through a merger, of the Company's organization into a Maryland corporation. TriNet stockholders also approved the TriNet acquisition on November 3, 1999. These transactions were consummated on November 4, 1999. As part of these transactions, the Company also changed its name to Starwood Financial Inc. and replaced its dual class common share structure with a single class of Common Stock.

    TRINET ACQUISITION--TriNet merged with and into a subsidiary of the Company, with TriNet surviving as a wholly-owned subsidiary of the Company (the "Leasing Subsidiary"). In the TriNet acquisition, each share of TriNet common stock was converted into 1.15 shares of Common Stock, resulting in an aggregate issuance of 28.9 million shares of Common Stock. Each share of TriNet Series A, Series B and Series C Cumulative Redeemable Preferred Stock was converted into a share of Series B, Series C or Series D (respectively) Cumulative Redeemable Preferred Stock of the Company. The Company's preferred stock issued to the former TriNet preferred stockholders has substantially the same terms as the TriNet preferred stock, except that the new Series B, C, and D preferred stock has additional voting rights not associated with the TriNet preferred stock. The holders of the Company's Series A Preferred Stock will retain the same rights and preferences as existed prior to the TriNet acquisition.

    The TriNet acquisition was accounted for as a purchase. Because the Company's stock prior to the transaction was largely held by the Starwood Investors, and, as a result, the stock was not widely traded relative to the amount of shares outstanding, the pro forma financial information presented below was prepared utilizing a stock price of $28.14 per TriNet share, which was the average stock price of TriNet during the five-day period before and after the TriNet acquisition was agreed to and announced.

    ADVISOR TRANSACTION--Contemporaneously with the consummation of the TriNet acquisition, the Company acquired 100% of the interests in the Advisor in exchange for total consideration of four million shares of Common Stock. For accounting purposes, the Advisor Transaction was not considered the

                            STARWOOD FINANCIAL INC.

NOTE 4--CAPITAL TRANSACTIONS (CONTINUED) acquisition of a "business" in applying Accounting Principles Board Opinion
No. 16, "Business Combinations" and, therefore, the market value of the Common Stock issued in excess of the fair value of the net tangible assets acquired of approximately $94.5 million has been charged to operating income as a one-time item in the fourth quarter of 1999, rather than capitalized as goodwill.

    INCORPORATION MERGER--Prior to the consummation of the TriNet acquisition and the Advisor Transaction, the Company changed its form from a Maryland trust to a Maryland corporation in the Incorporation Merger, which technically involved a merger of the Company with a wholly-owned subsidiary formed solely to effect such merger. In the Incorporation Merger, the class B shares were converted into shares of Common Stock on a 49-for-one basis (the same ratio at which class B shares were previously convertible into class A shares), and the class A shares were converted into shares of Common Stock on a one-for-one basis. As a result, the Company no longer has multiple classes of common shares. The Incorporation Merger was treated as a transfer of assets and liabilities under common control. Accordingly, the assets and liabilities transferred from Starwood Financial Trust to Starwood Financial Inc. were reflected at their predecessor basis and no gain or loss was recognized.

    The Company declared and paid a special dividend of one million shares of its Common Stock payable pro rata to all holders of record of its Common Stock following completion of the Incorporation Merger, but prior to the effective time of the TriNet acquisition and the Advisor Transaction.

    PRO FORMA INFORMATION--The summary unaudited pro forma consolidated statement of operations for the years ended December 31, 1999 and 1998 are presented as if the following transactions, consummated in November 1999, had occurred on January 1, 1998: (i) the TriNet acquisition; (ii) the Advisor Transaction; and (iii) the borrowing necessary to consummate the aforementioned transactions, and as if the following transactions consummated in March 1998, had occurred on January 1, 1998: (i) the Recapitalization Transactions;
(ii) the exchange of each outstanding unit in the APMT Limited Partnership held by holders other than the Company for one class A share; (iii) the liquidation and termination of the partnership; and (iv) the borrowings necessary to consummate the aforementioned transactions. The unaudited pro forma information is based upon the historical consolidated results of operations of the Company and TriNet for the years ended December 31, 1999 and 1998, after giving effect to the events described above.

                            STARWOOD FINANCIAL INC.

NOTE 4--CAPITAL TRANSACTIONS (CONTINUED)
                                   PRO FORMA
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                  (UNAUDITED)
REVENUE:
  Interest income...........................................  $218,359   $140,261
  Operating lease/rental income.............................   186,776    169,196
  Other income..............................................    21,000      9,776
                                                              --------   --------
    Total revenue...........................................   426,135    319,233
                                                              --------   --------

EXPENSES:
  Interest expense..........................................   135,795     99,138
  Property operating costs..................................    12,601      7,651
  Depreciation and amortization.............................    36,423     35,053
  General and administrative................................    21,716     20,770
  Stock option compensation expense.........................     2,474      5,985
  Provision for possible credit losses......................     4,750      2,750
                                                              --------   --------
    Total expenses..........................................   213,759    171,347
                                                              --------   --------
  Income before minority interest...........................  $212,376    147,886
  Minority interest.........................................      (164)      (128)
                                                              --------   --------
  Net income................................................  $212,212   $147,758
  Preferred dividend requirements...........................   (36,906)   (16,622)
                                                              --------   --------
  Net income allocable to common shareholders...............  $175,306   $131,136
                                                              ========   ========

  BASIC EARNINGS PER SHARE:
  Basic earnings per common share...........................  $   2.01   $   1.50
                                                              ========   ========
  Weighted average number of common shares outstanding......    87,073     87,193
                                                              ========   ========

    Investments and dispositions are assumed to have taken place as of January 1, 1998; however, loan originations and acquisitions are not reflected in these pro forma numbers until the actual origination or acquisition date by the Company. The pro forma information above excludes the charge of approximately $94.5 million taken by the Company in fiscal 1999 to reflect the costs incurred in acquiring the Advisor as such charge is non-recurring. The pro forma information also excludes certain non-recurring historical charges recorded by TriNet of $3.4 million in 1999 for a provision for a real estate write-down and $3.0 million in 1998 for a special charge for an expected reduction in TriNet's investment activity. General and administrative costs represent estimated expense levels as an internally-managed Company.

    The pro forma financial information is not necessarily indicative of what the consolidated results of operations of the Company would have been as of and for the periods indicated, nor does it purport to represent the results of operations for future periods.

                            STARWOOD FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--LOANS AND OTHER LENDING INVESTMENTS

    The following is a summary description of the Company's loans and other lending investments (in thousands):

                                                                                                         CARRYING VALUE
                                                              # OF        ORIGINAL      PRINCIPAL      AS OF DECEMBER 31,
                                                            BORROWERS    COMMITMENT     BALANCES     -----------------------
     TYPE OF INVESTMENT         UNDERLYING PROPERTY TYPE    IN CLASS       AMOUNT      OUTSTANDING      1999        1998*
----------------------------  ----------------------------  ---------   ------------   -----------   ----------   ----------
Senior Mortgages              Office/Hotel/Mixed Use/           19        $959,595     $  923,810    $  938,040   $  752,104
                              Apartment/Retail/Resort

Subordinated Mortgages (4)    Office/Hotel/Mixed                17         581,335        557,494       540,441      499,780
                              Use/Retail/ Conference
                              Center

Partnership Loans/Unsecured   Office/Hotel/Residential/Land     12         325,773        310,229       309,768      293,963
  Notes

Loan Participations           Office/Retail                      4         168,747        152,857       152,782      140,441

Other Lending Investments     Real Estate-Related              N/A             N/A            N/A        69,975      140,223
                              Securities
                                                                                                     ----------   ----------
Gross Carrying Value                                                                                 $2,011,006   $1,826,511
Provision for Possible                                                                                         )
  Credit Losses                                                                                          (7,500       (2,750
                                                                                                     ----------   ----------
Total, Net                                                                                           $2,003,506   $1,823,761
                                                                                                     ==========   ==========


                                EFFECTIVE                                                         PRINCIPAL   PARTICI-
                                MATURITY       CONTRACTUAL INTEREST      CONTRACTUAL INTEREST     AMORTIZ-     PATION
     TYPE OF INVESTMENT           DATES          PAYMENT RATES(1)          ACCRUAL RATES(3)         ATION     FEATURES
----------------------------  -------------   -----------------------   -----------------------   ---------   --------
Senior Mortgages               2000 to 2009   Fixed: 7.28% to 18.00%    Fixed: 7.28% to 20.00%      Yes (2)    Yes (3)
                                              Variable: LIBOR + 1.25%   Variable: LIBOR + 1.25%
                                              to 5.00%                  to 5.00%
Subordinated Mortgages (4)     2000 to 2007   9.53% to 15.25%           9.53% to 17.00%             Yes (2)    Yes (3)
                                              Variable: LIBOR + 4.50%   Variable: LIBOR + 4.00%
                                              to 5.80%                  to 5.80%
Partnership Loans/Unsecured    2000 to 2028   8.00% to 15.00%           8.50% to 17.50%             Yes        Yes (3)
  Notes                                       Variable: LIBOR + 5.37%   Variable: LIBOR + 5.37%
                                              to 7.50%                  to 7.50%
Loan Participations            2000 to 2005   Fixed: 10.00% to 13.60%   Fixed: 10.00% to 13.60%     No         Yes (3)
                                              Variable: LIBOR + 4.00%   Variable: LIBOR + 4.00%
                                              to 6.00%                  to 6.00%
Other Lending Investments     2002 and 2007   Fixed: 12.50% to 12.75%   Fixed: 12.50% to 12.75%     No         No
Gross Carrying Value
Provision for Possible
  Credit Losses
Total, Net

EXPLANATORY NOTES:
----------------------------------

*   RECLASSIFIED TO CONFORM TO 1999 PRESENTATION.

(1) Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly.

(2) The loans require fixed payments of principal and interest resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity. In addition, one of the loans permits additional annual prepayments of principal of up to $1.3 million without penalty at the borrower's option.

(3) Under some of these loans, the lender receives additional payments representing additional interest from participation in available cash flow from operations of the property and the proceeds, in excess of a base amount, arising from a sale or refinancing of the property.

(4) As of December 31, 1999 and 1998, the unfunded committment amount on one of the Company's construction loans, included in subordinated mortgages, was $16.2 million and $36.7 million, respectively.

                            STARWOOD FINANCIAL INC.

NOTE 5--LOANS AND OTHER LENDING INVESTMENTS

    During the years ended December 31, 1999 and 1998, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $663.4 million and $1.0 billion in loans and other lending investments, funded $46.4 million and $16.5 million under existing loan commitments and received principal repayments of $561.9 million and $103.9 million.

    The Company has reflected additional provisions for possible credit losses of approximately $4.8 million and $2.8 million in its results of operations during the years ended December 31, 1999 and 1998. No provisions were reflected in year ended December 31, 1997 as the Company had no significant lending operations prior to the Recapitalization Transactions. There was no other activity in the Company's reserve balances during this period. These provisions represent portfolio reserves based on management's evaluation of general market conditions, the Company's and industry loss experience, likelihood of delinquencies or defaults and the underlying collateral. No direct impairment reserves on specific loans were considered necessary. Management may transfer reserves between general and specific reserves as considered necessary.

NOTE 6--REAL ESTATE SUBJECT TO OPERATING LEASES

    The Company's investments in real estate subject to operating leases, at cost, were as follows:

                                                            DECEMBER 31,
                                                        ---------------------
                                                           1999        1998
                                                        ----------   --------
Buildings and improvements............................  $1,390,933   $156,663
Land and land improvements............................     277,872     37,566
Less accumulated depreciation.........................     (14,627)    (4,287)
                                                        ----------   --------
                                                         1,654,178    189,942
Investments in unconsolidated joint ventures..........      60,106         --
                                                        ----------   --------
      Real estate subject to operating leases, net....  $1,714,284   $189,942
                                                        ==========   ========

    The Company's net lease facilities are leased to tenants with initial term expiration dates from 2000 to 2020. Future rentals under non-cancelable operating leases, excluding tenant reimbursements of expenses in effect at December 31, 1999, are approximately as follows (in thousands):

YEAR                                                           AMOUNT
----                                                           ------
2000........................................................  $172,527
2001........................................................   163,431
2002........................................................   146,753
2003........................................................   134,423
2004........................................................   117,044
Thereafter..................................................   622,501

Under certain leases, the Company receives additional participating rent to the extent gross revenues of the tenant exceed a base amount. The Company earned $0.5 million and $0.6 million of such additional participating rent in the years ended December 31, 1999 and 1998, respectively.

    At December 31, 1999, the Company had investments in five joint ventures:
(i) TriNet Sunnyvale Partners L.P. ("Sunnyvale") whose external partners are John D. O'Donnell, Trustee, John W. Hopkins,

                            STARWOOD FINANCIAL INC.

NOTE 6--REAL ESTATE SUBJECT TO OPERATING LEASES (CONTINUED) and Donald S. Grant; (ii) Corporate Technology Associates LLC ("CTC I") whose external member is Corporate Technology Centre Partners LLC; (iii) Sierra Land Ventures ("Sierra"), whose external joint venture partner is Sierra-LC Land, Ltd.; (iv) Corporate Technology Centre Associates II LLC ("CTC II") whose external joint venture member is Corporate Technology Centre Partners II LLC; and (v) TriNet Milpitas Associates, LLC ("Milpitas") whose external member is The Prudential Insurance Company of America, for the purpose of operating, acquiring and in certain cases, developing properties. Effective November 22, 1999, the joint venture partners, who are affiliates of Whitehall Street Real Estate Limted Partnership, IX and The Goldman Sachs Group L.P. (the "Whitehall Group") in W9/TriNet Poydras, LLC ("Poydras") elected to exercise their right under the parntership agreement, which was accelerated as a result of the TriNet acqusition, to exchange all of their membership units for 350,746 shares of Common Stock of the Company and a $767,000 distribution of available cash. As a consequence, Poydras is now wholly owned and is reflected on a consolidated basis in these financial statements.

    At December 31, 1999, the ventures comprised 22 net leased facilities totaling 1.5 million square feet, four properties under development totaling 312,400 square feet and 40.4 acres of land held for sale and development. The Company's combined investment, including advances, in these joint ventures at December 31, 1999 was $84.8 million. In the aggregate, the joint ventures had total assets of $332.8 million, total liabilities of $251.9 million, and net income of $0.5 million. The Company accounts for these investments under the equity method because the Company's joint venture partners have certain participating rights which limit the Company's control. The Company's investments in and advances to unconsolidated joint ventures, its percentage ownership interests, its respective income and the Company's pro rata share of its ventures' third party debt as of December 31, 1999 are presented below (in thousands):

                                                    ACCRUED                                JOINT
    UNCONSOLIDATED       OWNERSHIP      EQUITY       NOTES       INTEREST      TOTAL      VENTURE    INTEREST    TOTAL
     JOINT VENTURE           %        INVESTMENT   RECEIVABLE   RECEIVABLE   INVESTMENT    INCOME     INCOME     INCOME
-----------------------  ----------   ----------   ----------   ----------   ----------   --------   --------   --------
Operating:
  Sunnyvale............     44.7%      $13,589      $    --      $    --      $13,589      $  203     $   --    $    203
  CTC II...............     50.0%        4,594       20,674        4,098       29,366        (198)       849         651
  Milpitas.............     50.0%       20,729           --           --       20,729         449         --         449
Development:
  Sierra...............     50.0%        5,136           --           --        5,136        (111)        --        (111)
  CTC I................     50.0%       15,936           --           --       15,936          29         --          29
                                       -------      -------      -------      -------      ------     ------    --------
                                       $59,984      $20,674      $ 4,098      $84,756      $  372     $  849    $  1,221
                                       =======      =======      =======      =======      ======     ======    ========

                          PRO RATA
                          SHARE OF
    UNCONSOLIDATED       THIRD PARTY
     JOINT VENTURE          DEBT
-----------------------  -----------
Operating:
  Sunnyvale............   $  7,447
  CTC II...............      8,288
  Milpitas.............     41,130
Development:
  Sierra...............      2,588
  CTC I................     31,923
                          --------
                          $ 91,376
                          ========

    At December 31, 1999, the Company was the guarantor for 50% of CTC I's
$63.8 million construction loan. Additionally, if the Company agrees with its joint venture partner to commence the development of phase II of the project, it will have additional commitments to fund further development costs. The amount of these additional commitments are estimated to be $11.1 million. This amount will vary depending upon the amount of senior third party financing obtained.

    Currently, the limited partners of the Sunnyvale partnership have the option to convert their partnership interest into cash; however, the Company may elect to deliver 297,728 shares of Common Stock in lieu of cash. Additionally, commencing in February 2002, subject to acceleration under certain circumstances, partnership units held by certain partners of Milpitas may be converted into 984,476 shares of Common Stock.

                            STARWOOD FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--DEBT OBLIGATIONS

    As of December 31, 1999, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

                                          MAXIMUM      CARRYING     CARRYING             STATED                  SCHEDULED
                                           AMOUNT       VALUE        VALUE              INTEREST                  MATURITY
                                         AVAILABLE       1999         1998               RATES                      DATE
                                         ----------   ----------   ----------   ------------------------   ----------------------
SECURED REVOLVING CREDIT FACILITIES:
    Line of credit.....................  $  675,000   $  592,984   $  554,907        LIBOR + 1.50%              March 2001
    Line of credit.....................     500,000      169,952       86,038    LIBOR + 1.00 - 1.25%  (1)    August 2000 (1)
                                         ----------   ----------   ----------
    Total secured revolving credit        1,175,000      762,936      640,945
     facilities........................

UNSECURED REVOLVING CREDIT FACILITIES:
    Line of credit.....................     350,000      186,700           --        LIBOR + 1.55%               May 2001
                                         ----------   ----------   ----------
    Total revolving credit               $1,525,000      949,636      640,945
     facilities........................
                                         ==========
SECURED TERM LOANS:
    Secured by real estate under operating               153,618      125,000            7.44%                  March 2009
     leases........................................
    Secured by senior and subordinate mortgage           109,398      112,927        LIBOR + 1.00%              August 2000
     investments...................................
    Secured by senior mortgage investment..........       90,902       89,991        LIBOR + 1.00%              August 2000
    Secured by real estate under operating                78,610           --        LIBOR + 1.38%               June 2001
     leases........................................
    Secured by real estate under operating                73,279           --    Fixed: 6.00% + 11.30%              (3)
     leases........................................                             Variable: LIBOR + 1.00%
    Secured by senior mortgage investment..........       54,000           --      LIBOR + 1.75% (2)             May 2000
    Secured by senior mortgage investment..........           --       40,765        LIBOR + 1.00%                  N/A
                                                      ----------   ----------
    Total term loans...............................      559,807      368,683
    Less debt discounts............................        (521)           --
                                                      ----------   ----------
    Total secured term loans.......................      559,286      368,683

UNSECURED NOTES:
    6.75% Dealer Remarketable Securities (4).......      125,000           --                     6.75%         March 2013
    7.30% Notes....................................      100,000           --                     7.30%         March 2001
    7.70% Notes....................................      100,000           --                     7.70%          July 2017
    7.95% Notes....................................       50,000           --                     7.95%          May 2006
                                                      ----------   ----------
    Total unsecured notes..........................      375,000           --
    Less debt discount (5).........................     (21,481)           --
                                                      ----------   ----------
    Total unsecured notes..........................      353,519           --
OTHER DEBT OBLIGATIONS.............................       38,763       46,091           Various                   Various
                                                      ----------   ----------
TOTAL DEBT OBLIGATIONS.............................   $1,901,204   $1,055,719
                                                      ==========   ==========

EXPLANATORY NOTES:
----------------------------------

(1) Subsequent to year end, the Company extended the term of its $500.0 million facility to August 2002 and increased pricing under the facility to LIBOR + 1.50% to 1.75%.

(2) Based on a 12-month LIBOR contract currently at 5.317%, repricing in May
    2000.

(3) Other mortgage loans mature at various dates through 2010.

(4) Subject to mandatory tender on March 31, 2003, to either the Dealer or the Leasing Subsidiary. The initial coupon of 6.75% applies to first five-year term through the mandatory tender date. If tendered to the Dealer, the notes must be remarketed. The rates reset upon remarketing.

(5) These obligations were assumed as part of the TriNet acquisition. As part of the accounting for the purchase, these fixed rate obligations were considered to have stated interest rates which were below the then prevailing market rates at which the Leasing Subsidiary could issue new debt obligations and, accordingly, the Company ascribed a market discount to each obligation. Such discounts will be amortized as an adjustment to interest expense using the effective interest method over the related term of the obligations. As adjusted, the effective annual interest rates on these obligations were 8.81%, 8.75%, 9.51% and 9.04%, for the 6.75% Dealer Remarketable Securities, 7.30% Notes, 7.70% Notes and 7.95% Notes, respectively.

                            STARWOOD FINANCIAL INC.

NOTE 7--DEBT OBLIGATIONS (CONTINUED)

    Availability of amounts under the secured revolving credit facilities are based on percentage borrowing base calculations. Except as indicated above, all debt obligations are based on 30-day LIBOR and reprice monthly.

    Certain of the Leasing Subsidiary's debt obligations contain financial covenants pertaining to the subsidiary. Such obligations also establish restrictions on certain inter-company transactions between the Leasing Subsidiary and other Company affiliates. Further, such obligations also provide for a limit on distributions from the Leasing Subsidiary at 85% of cash flow from operations on a rolling four-quarter basis.

    Subsequent to year end, the Company closed a new unsecured revolving credit facility. The facility is led by a major commercial bank, which has committed $50.0 million of the facility amount and intends to upsize the facility to $100.0 million through syndication. The new facility has a two-year primary term and a one-year extension at the Company's option, and bears interest at LIBOR plus 2.00% to 2.25%, depending upon certain conditions.

    In addition, subsequent to year end, the Company extended the term of its existing $500.0 million secured credit facility. The Company extended the original August 2000 maturity date to August 2002, through a one-year extension to the facility's draw period and an additional one-year "term out" period during which outstanding principal amortizes 25% per quarter. In connection with the extension, the Company and the facility lender also expanded the range of assets that the lender would accept as collateral under the facility. In exchange for the extension and expansion, the Company agreed to increase the facility's interest rate from LIBOR plus 1.25% to 1.50%, to a revised rate of LIBOR plus 1.50% to 1.75%, depending upon certain conditions.

    Future maturities of outstanding long-term debt, as adjusted for the subsequent term extension of the Company's $500.0 million secured credit facility discussed above, is as follows (in thousands):

2000........................................................  $    296,969
2001........................................................       958,294
2002........................................................       185,293
2003........................................................       125,000
2004........................................................        44,426
Thereafter..................................................       313,224
                                                              ------------
Total principal maturities..................................     1,923,206
Net unamortized debt (discounts)/premiums...................       (22,002)
                                                              ------------
Total debt obligations......................................  $  1,901,204
                                                              ============

NOTE 8--STOCKHOLDERS' EQUITY

    Prior to November 4, 1999, the Company was authorized to issue
105.0 million shares, representing 70.0 million class A shares and 35.0 million class B shares, with a par value of $1.00 and $0.01 per share, respectively. Class B shares were required to be issued by the Company in an amount equal to one half of the number of class A shares outstanding. Class A and class B shares were each entitled to one vote per share with respect to the election of directors and other matters. Pursuant to the Declaration of Trust, the class B shares were convertible at the option of the class B shareholders into class A shares on the basis of

                            STARWOOD FINANCIAL INC.

NOTE 8--STOCKHOLDERS' EQUITY (CONTINUED)
49 class B shares for one class A share. However, the holder of class B shares had agreed with the Company that it would not convert the class B shares into class A shares without the approval of a majority of directors that were not affiliated with such holder. All distributions of cash were made 99% to the holders of class A shares and 1% to the holders of class B shares.

    On December 15, 1998, for an aggregate purchase price of $220.0 million, the Company issued 4.4 million Series A Preferred Shares and warrants to acquire
6.1 million class A shares, as adjusted for dilution, at $35.00 per share. The warrants are exercisable on or after December 15, 1999 at a price of $35.00 per share and expire on December 15, 2005. The proceeds were allocated between the two securities issued based on estimated relative fair values.

    As more fully described in Note 4, the Company consummated a series of transactions on November 4, 1999, in which its class A and class B shares were exchanged into a single class of Common Stock. The Company's charter now provides for the issuance of up to 200.0 million shares of Common Stock, par value $0.001 per share, and 30.0 million shares of preferred stock. As part of these transactions, the Company adopted articles supplementary creating four series of preferred stock designated as 9.5% Series A Cumulative Redeemable Preferred Stock, consisting of 4.4 million shares, 9.375% Series B Cumulative Redeemable Preferred Stock, consisting of 2.3 million shares, 9.20% Series C Cumulative Redeemable Preferred Stock, consisting of 1.5 million shares, and 8.0% Series D Cumulative Redeemable Preferred Stock, consisting of 4.6 million shares. The Series B, C and D Cumulative Redeemable Preferred Stock were issued in the TriNet acquisition in exchange for similar issuances of TriNet stock then outstanding. The Series A, B, C and D Cumulative Redeemable Preferred Stock are redeemable without premium at the option of the Company at their respective liquidation preferences beginning on December 15, 2003, June 15, 2001,
August 15, 2001 and October 8, 2002, respectively.

    STOCK REPURCHASE PROGRAM: The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of December 31, 1999, the Company had repurchased approximately 2.3 million shares, at an aggregate cost of approximately $40.4 million.

NOTE 9--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

    RISK MANAGEMENT--In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan assets that results from a property's, borrower's or tenant's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of loans, securities available for sale and purchased mortgage servicing rights due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying loans and the valuation of real estate held by the Company.

    USE OF DERIVATIVE FINANCIAL INSTRUMENTS--The Company's use of derivative financial instruments is primarily limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposure. The principal objective of such arrangements is to minimize the risks and/or costs associated

                            STARWOOD FINANCIAL INC.

NOTE 9--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS (CONTINUED) with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The counterparties to these contractual arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of nonperformance by these counterparties. However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet their obligations. Prior to the Recapitalization Transactions, the Company did not significantly utilize derivative financial instruments.

    The Company has entered into LIBOR interest rate caps struck at 9.00%, 7.50% and 7.50% in notional amounts of $300.0 million, $40.4 million and $38.3 million, respectively, which expire in March 2001, January 2001 and June 2001, respectively. At December 31, 1999, the fair value appreciation of the Company's interest rate caps was $2.2 million.

    The Company has entered into approximately $205.2 million of interest rate swaps to effectively fix the interest rate on a portion of the Company's floating-rate term loan obligations. In addition, in connection with the TriNet acquisition, the Company acquired an interest rate swap agreement which, together with certain existing interest rate cap agreements, effectively fix the interest rate on $75.0 million of the Leasing Subsidiary's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. Management expects that it will have aggregate LIBOR-based borrowings at the Leasing Subsidiary in excess of the notional amount for the duration of the swap. The actual borrowing cost to the Company with respect to indebtedness covered by the swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. At December 31, 1999, the fair value appreciation of the Company's interest rate swaps was $3.4 million.

    The Company is currently pursuing or recently consummated certain anticipated long-term fixed rate borrowings and had entered into certain derivative instruments based on U.S. Treasury securities to hedge the potential effects of interest rate movements on these transactions. Under these agreements, the Company would generally receive additional cash flow at settlement if interest rates rise and pay cash if interest rates fall. The effects of such receipts or payments will be deferred and amortized over the term of the specific related fixed-rate borrowings. During the year ended December 31, 1999, the Company settled an aggregate notional amount of approximately $63.0 million that was outstanding under such agreements, resulting in a receipt of approximately $0.6 million to be amortized over the term of the anticipated borrowing.

    During the year ended December 31, 1999, the Company refinanced its $125.0 million term loan maturing March 15, 1999 with a $155.4 million term loan maturing March 5, 2009. The new term loan bears interest at 7.44% per annum, payable monthly, and amortizes over an approximately 22-year schedule. The new term loan represented one of the forecasted transactions for which the Company had previously entered into U.S. Treasury-based hedging transactions. The net $3.4 million cost of the settlement of the related interest rate hedges has been deferred and will be amortized as an increase to the effective financing cost of the new term loan over its effective 10-year term.

    In the event that, in the opinion of management, it is no longer probable that the remaining forecasted transaction will occur under terms substantially equivalent to those projected, the Company will cease recognizing such transactions as hedges and immediately recognize related gains or losses based on

                            STARWOOD FINANCIAL INC.

NOTE 9--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS (CONTINUED) actual settlement or estimated settlement value of the underlying derivative contract. No such gains or losses have been recognized by the Company.

    CREDIT RISK CONCENTRATIONS--Concentrations of credit risks arise when a number of borrowers or tenants related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors various segments of its portfolio to assess potential concentrations of credit risks. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

    Substantially all of the Company's real estate subject to operating leases (including those held by joint ventures), loans and other lending investments are collateralized by properties located in the United States, with significant concentrations (i.e., greater than 10%) as of December 31, 1999 in California (26.4%) and Texas (11.8%). As of December 31, 1999, the Company's investments also contain significant concentrations in the following asset/collateral types: office (52%), hotel/resorts (12%), retail (8%) and industrial (8%).

    The Company underwrites the credit of prospective borrowers and tenants and often requires them to provide some form of credit support such as corporate guarantees or letters of credit. Although the Company's loans and other lending investments and net lease assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or tenant, the inability of that borrower or tenant to make its payment could have an adverse effect on the Company. As of December 31, 1999, the Company's five largest borrowers or tenants collectively accounted for approximately 15.0% of the Company's annualized interest and operating lease revenue.

NOTE 10--INCOME TAXES

    Although originally formed to qualify as a REIT under the Code for the purpose of making and acquiring various types of mortgage and other loans, during 1993 through 1997, the Company failed to qualify as a REIT. As confirmed by a closing agreement with the Internal Revenue Service (the "IRS") obtained in March 1998, the Company was eligible and elected to be taxed as a REIT for the tax years commencing on January 1, 1998. The Company did not incur any material tax liabilities as a result of its operations during such years.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and income tax purposes, as well as operating loss and tax credit carry forwards. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. Given the limited nature of the Company's operations and assets and liabilities from 1993 through 1997, the only deferred tax assets are net operating loss carry forwards ("NOL's") of approximately
$4.0 million, which arose during such periods. Since the Company has elected to be treated as a REIT for its tax years beginning January 1, 1998, the NOL's have expired unutilized. Accordingly, no net deferred tax asset value, after consideration of a 100% valuation allowance, has been reflected in these financial statements as of December 31, 1999 and 1998 nor a net tax provision for any of the fiscal years ended December 31, 1999, 1998 or 1997.

                            STARWOOD FINANCIAL INC.

NOTE 11--STOCK OPTION PLANS AND EMPLOYEE BENEFITS

    The Company's 1996 Long-Term Incentive Plan (the "Plan") is designed to provide incentive compensation for officers, other key employees and directors of the Company. The Plan provides for awards of stock options and restricted stock and other performance awards. The maximum number of shares of Common Stock available for awards under the Plan is 9% of the outstanding shares of Common Stock, calculated on a fully diluted basis, from time to time; provided that, the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 4.9 million, subject to certain antidilution provisions in the Plan. All awards under the Plan, other than automatic awards to non-employee directors, are at the discretion of the Board or a committee of the Board. At December 31, 1999, a total of approximately 7.7 million shares of Common Stock were available for awards under the Plan, of which options to purchase approximately 3.9 million shares of Common Stock were outstanding.

    Concurrently with the Recapitalization Transactions, the Company issued approximately 2.5 million fully vested (as adjusted) and immediately exercisable options to purchase class A shares at $15.00 per share to the Advisor with a term of ten years. The Advisor granted a portion of these options to its employees and the remainder allocated to an affiliate. In general, the grants to the Advisor's employees provided for scheduled vesting over a predefined service period of three to five years and in some cases provided for accelerated vesting based on a change in control of the Advisor or completion of certain liquidity transactions. These options expire concurrently with the original option grant to the Advisor. Upon consummation of the Advisor Transaction these individuals became employees of the Company.

    In connection with the TriNet acquisition, outstanding options to purchase TriNet stock under TriNet's stock option plans were converted into options to purchase shares of Common Stock on substantially the same terms, except that both the exercise price and number of shares issuable upon exercise of the TriNtet options were adjusted to give effect to the merger exchange ratio of
1.15 shares of Common Stock for each share of TriNet common stock. In addition, options held by the directors of TriNet and certain executive officers became fully vested as a result of the transaction.

    The TriNet directors received a number of options of the Company to purchase Common Stock on a fully vested basis on substantially the same terms as the TriNet options, in each case giving effect to the 1.15 exchange ratio for their options.

    Also, as a result of the TriNet acquisition, TriNet terminated its dividend equivalent rights program. The program called for immediate vesting and cash redemption of all dividend equivalent rights upon a change of control of 50% or more of the voting common stock. Concurrent with the TriNet acquisition, all dividend equivalent rights were vested and amounts due to former TriNet employees of approximately $8.3 million were paid by the Company. Such payments were included as part of the purchase price paid by the Company to acquire TriNet for financial reporting purposes.

                            STARWOOD FINANCIAL INC.

NOTE 11--STOCK OPTION PLANS AND EMPLOYEE BENEFITS (CONTINUED)
    Changes in options outstanding during each of fiscal 1997, 1998 and 1999 are as follows:

                                                            NUMBER OF SHARES
                                                 ---------------------------------------   AVERAGE
                                                              NON-EMPLOYEE                  STRIKE
                                                 EMPLOYEES     DIRECTORS        OTHER       PRICE
                                                 ----------   ------------   -----------   --------
OPTIONS OUTSTANDING, DECEMBER 31, 1996.........         --          333               --    $ 8.28
  Granted in 1997..............................         --        1,000               --    $15.00
  Exercised in 1997............................         --           --               --    $   --
  Forfeited in 1997............................         --           --               --    $   --
                                                 ---------      -------      -----------
OPTIONS OUTSTANDING, DECEMBER 31, 1997.........         --        1,333               --    $13.32
  Granted in 1998..............................         --        9,996        2,493,842    $15.06
  Exercised in 1998............................         --         (687)         (18,000)   $15.00
  Forfeited in 1998............................         --         (646)              --    $15.00
                                                 ---------      -------      -----------
OPTIONS OUTSTANDING, DECEMBER 31, 1998.........         --        9,996        2,475,842    $15.07
  Granted in 1999..............................         --        4,998               --    $57.50
  Exercised in 1999............................         --           --          (63,233)   $15.00
  Forfeited in 1999............................         --           --           (4,166)   $15.00
  Assumed in TriNet acquisition................  1,311,547      167,900               --    $25.65
  Reclassification for Advisor
    Transaction(1).............................  1,658,443           --       (1,658,443)   $15.00
  Adjustment for dilution......................     31,280          283           14,146    $15.00
                                                 ---------      -------      -----------
OPTIONS OUTSTANDING, DECEMBER 31, 1999.........  3,001,270      183,177          764,146    $19.08
                                                 =========      =======      ===========

EXPLANATORY NOTE:
------------------------
(1) Represents the reclassification of stock options originally granted to the Advisor and regranted to its employees who became employees of the Company upon consummation of the Advisor Transaction (see Note 4).

                            STARWOOD FINANCIAL INC.

NOTE 11--STOCK OPTION PLANS AND EMPLOYEE BENEFITS (CONTINUED)
    The following table summarizes information concerning outstanding and exercisable options as of December 31, 1999:

                                OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                        ------------------------------------   ----------------------
                                       WEIGHTED
                                        AVERAGE     WEIGHTED                 WEIGHTED
                                       REMAINING    AVERAGE                  AVERAGE
                          OPTIONS     CONTRACTUAL   EXERCISE    CURRENTLY    EXERCISE
EXERCISE PRICE RANGE    OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
--------------------    -----------   -----------   --------   -----------   --------
$15.00                   2,453,869        8.20       $15.00     1,243,431(1)  $15.00
$21.09-$21.417             106,950        3.60       $21.15       106,950     $21.15
$22.45                     149,500        9.07       $22.45            --     $   --
$23.32                     167,325        4.46       $23.32            --     $   --
$23.64                     168,475        4.56       $23.64            --     $   --
$24.13-$24.57              251,275        6.11       $24.37       216,488     $24.34
$24.67-$26.85              178,222        5.21       $26.25       174,772     $26.27
$27.88-$28.37              138,000        2.61       $28.33        76,763     $28.33
$29.63                      10,185        8.50       $30.18        10,185     $29.63
$30.33                     309,350        3.56       $30.33        94,588     $30.33
$33.15-$33.70               10,350        2.83       $33.39         7,475     $33.49
$57.50                       5,092        9.65       $58.58         5,092     $57.50
                         ---------        ----       ------     ---------     ------
                         3,948,593        7.04       $19.30     1,935,744     $18.94
                         =========        ====       ======     =========     ======

EXPLANATORY NOTE:
------------------------------

(1) Includes approximately 764,000 options which were granted, on a fully exercisable basis, in connection with the Recapitalization Transactions to Starwood Capital Group, and were subsequently regranted by that entity to its employees subject to vesting requirements. As a result of those vesting requirements less than 2,000 of these options are currently exercisable by the beneficial owners. In the event that these employees forfeit such options they revert to Starwood Capital Group, who may regrant them at its discretion.

    The Company has elected to use the intrinsic method for accounting for options issued to employees or directors, as allowed under Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") and, accordingly, recognizes no compensation charge in connection with these options to the extent that the options exercise price equals or exceeds the quoted price of the Company's common shares at the date of grant or measurement date. In connection with the Advisor Transaction, as part of the computation of the one-time charge to earnings, the Company calculated a deferred compensation charge of approximately $5.1 million. This deferred charge represents the difference of the closing sales price of the shares of Common Stock on the date of the Advisor Transaction of $20.25 over the strike price of the options of $15.00 for the unvested portion of the options granted to former employees of the Advisor who are now employees of the Company. This deferred charge will be amortized over the related remaining vesting terms to the individual employees as additional compensation expense.

    In connection with the original grant of options to the Advisor, the Company utilized the option value method as required by SFAS 123 to account for the initial grant of options to the Advisor. An independent financial advisory firm estimated the value of these options at date of grant to be approximately $2.40 per share using a Black-Scholes valuation model. In the absence of comparable historical market information

                            STARWOOD FINANCIAL INC.

NOTE 11--STOCK OPTION PLANS AND EMPLOYEE BENEFITS (CONTINUED) for the Company, the advisory firm utilized assumptions consistent with activity of a comparable peer group of companies including an estimated option life of five years, a 27.5% volatility rate and an estimated annual dividend rate of 8.5%. The resulting charge to earnings was calculated as the number of options allocated to the Advisor multiplied by the estimated value at consummation. A charge of approximately $6.0 million has been reflected in the Company's first quarter 1998 financial results for this original grant.

    Had the Company's compensation costs been determined using the fair value method of accounting for stock options issued under the Plan to employees and directors prescribed by SFAS 123, the Company's net income and earnings per share for the fiscal year ended December 31, 1999 would have been reduced on a pro forma basis by approximately $141,000, which would not have significantly impacted earnings per share. As the Company had no employees prior to the consummation of the Advisor Transaction, no pro forma adjustment is necessary to reflect in the results of operations for fiscal 1998 and 1997 as if the option value were utilized.

    For the above SFAS 123 calculation, the Company utilized the following assumptions; a 33.63% volatility rate (derived from a group of comparable companies), a risk free rate of 5.91% and an estimated annual dividend rate of 11.85%.

    Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

    Effective November 4, 1999, the Company implemented a savings and retirement plan (the "401 (k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401 (k) Plan following completion of six months of continuous service with the Company. Each participant may contribute on a pretax basis between 2% and 15% of such participant's compensation. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf up to 50% of the first 10% of the participant's annual contribution. The Company made contributions of approximately $0.02 million to the 401 (k) Plan for the year ended December 31, 1999.

NOTE 12--EARNINGS PER SHARE

    Prior to November 4, 1999, basic EPS was computed based on the income allocable to class A shares (net income reduced by accrued dividends on preferred shares and by 1% allocated to class B shares) divided by the weighted average number of class A shares outstanding during the period. Diluted EPS was based on the net earnings allocable to class A shares plus dividends on class B shares which were convertible into class A shares, divided by the weighted average number of class A shares and dilutive potential class A shares that were outstanding during the period. Dilutive potential class A shares included the class B shares, which were convertible into class A shares at a rate of 49 class B shares for one class A share, and potentially dilutive options to purchase class A shares issued to the Advisor and the Company's directors and warrants to acquire class A shares.

    As more fully described in Note 4, in the Incorporation Merger, the class B shares were converted into shares of Common Stock on a 49-for-one basis (the same ratio at which class B shares were previously convertible into class A shares), and the class A shares were converted into shares of Common Stock on a one-for-one basis. As a result, the Company no longer has multiple classes of common shares. Basic and

                            STARWOOD FINANCIAL INC.

NOTE 12--EARNINGS PER SHARE (CONTINUED)
diluted earnings per share are based upon the following weighted average shares outstanding during the years ended December 31, 1999, 1998 and 1997, respectively.

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Weighted average common shares outstanding for basic
  earnings per common share..........................   57,749     41,607     1,258
Add effect of assumed shares issued under treasury
  stock method for stock options.....................    1,500      1,311       542
Add effects of conversion of class B shares
  (49-for-one).......................................      450        445       762
Add effects of assumed warrants exercised under
  treasury stock method for stock options............      694         97        --
                                                        ------     ------     -----
Weighted average common shares outstanding for
  diluted earnings per common share..................   60,393     43,460     2,562
                                                        ======     ======     =====

    As previously indicated, effective June 19, 1998, the Company consummated a one-for-six reverse stock split for its shares. Historical earnings per share have been retroactively restated to reflect the reverse split for comparative purposes.

NOTE 13--COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholders equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The Company was not previously required to present comprehensive income or its components under generally accepted accounting principles. The Company has adopted this standard effective January 1, 1998. Total comprehensive income (loss) was $38.7 million, $59.9 million and $(0.2) million for the years ended December 31, 1999, 1998 and 1997 respectively. The primary component of comprehensive income other than net income was the change in value of certain investments in marketable securities classified as available-for-sale.

NOTE 14--DIVIDENDS

    In order to maintain its election to qualify as a real estate investment trust, the Company must distribute, at a minimum, an amount equal to 95% of its taxable income and must distribute 100% of its taxable income to avoid paying corporate federal income taxes. Accordingly, the Company anticipates it will distribute all of its taxable income to its shareholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses, in certain circumstances, the Company may be required to borrow to make sufficient dividend payments to meet this anticipated dividend threshold.

                            STARWOOD FINANCIAL INC.

NOTE 14--DIVIDENDS (CONTINUED)
    On November 4, 1999, the class A shares were converted into shares of Common Stock on a one-for-one basis. Total dividends declared by the Company aggregated $116.1 million, or $1.86 per common share, for the year ended December 31, 1999. On November 29, 1999, the Company declared a dividend of approximately
$48.4 million, or $0.57 per common share applicable to the fourth quarter and payable to shareholders of record on December 31, 1999. For the year ended December 31, 1999, total dividends declared by the Company aggregated
$59.7 million, or $1.14 per common share. The Company also declared dividends aggregating $20.9 million, $1.2 million, $0.7 million, and $2.0 million, respectively, on its Series A, B, C and D preferred stock, respectively, for the year ended December 31, 1999. The Series B, C, and D preferred stock was issued in connection with the TriNet acquisition and the amounts above represent only fourth quarter dividends. There are no dividend arrearages on any of the preferred shares currently outstanding. Further, it declared and paid dividends aggregating $0.2 million per quarter to the holders of the class B shares in connection with the March 31, June 30, and September 30 quarterly dividends to the holders of the class A shares.

    In November 1999, the Company declared and paid a dividend of a total of one million shares of Common Stock pro rata to all holders of record of Common Stock as of the close of business on November 3, 1999.

    The Series A preferred stock has a liquidation preference of $50.00 per share, carry an initial dividend yield of 9.50% per annum. The dividend rate on the preferred shares will increase to 9.75% on December 15, 2005, to 10.00% on December 15, 2006 and to 10.25% on December 15, 2007 and thereafter. Dividends on the Series A preferred shares are payable quarterly in arrears and are cumulative.

    Holders of shares of the Series B preferred stock are entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 9.375% per annum of the $25.00 liquidation preference, equivalent to a fixed annual rate of $2.34 per share. Dividends are cumulative from the date of original issue and are payable quarterly in arrears on or before the 15th day of each March, June, September and December or, if not a business day, the next succeeding business day. Any dividend payable on the Series B preferred stock for any partial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable to holders of record as of the close of business on the first day of the calendar month in which the applicable dividend payment date falls or on another date designated by the Board of Directors of the Company for the payment of dividends that is not more than 30 nor less than 10 days prior to the dividend payment date.

    Holders of shares of the Series C preferred stock are entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 9.20% of the $25.00 liquidation preference per year, equivalent to a fixed annual rate of $2.30 per share.

    Holders of shares of the Series D preferred stock are entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 8.00% of the $25.00 liquidation preference per year, equivalent to a fixed annual rate of $2.00 per share.

    The exact amount of future quarterly dividends to common shareholders will be determined by the Board of Directors based on the Company's actual and expected operations for the fiscal year and the Company's overall liquidity position.

                            STARWOOD FINANCIAL INC.

NOTE 15--FAIR VALUES OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures About Fair Value of Financial Instruments"
("SFAS 107"), requires the disclosure of the estimated fair values of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. Because no quoted market prices exist for a significant part of the Company's financial instruments, the fair values of such instruments have been derived based on management's assumptions, the amount and timing of future cash flows and estimated discount rates. The estimation methods for individual classifications of financial instruments are described more fully below. Different assumptions could significantly affect these estimates. Accordingly, the net realizable values could be materially different from the estimates presented below. The provisions of SFAS 107 do not require the disclosure of the fair value of non-financial instruments, including intangible assets or the Company's real estate assets under operating leases.

    In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of the Company as an operating business.

    SHORT-TERM FINANCIAL INSTRUMENTS--The carrying values of short-term financial instruments including cash and cash equivalents and short-term investments approximate the fair values of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities, or have an average maturity of less than 90 days and carry interest rates which approximate market.

    LOANS AND OTHER LENDING INVESTMENTS--For the Company's interests in loans and other lending investments, the fair values were estimated by discounting the future contractual cash flows (excluding participation interests in the sale or refinancing proceeds of the underlying collateral) using estimated current market rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

    MARKETABLE SECURITIES--Securities held for investment, securities available for sale, loans held for sale, trading account instruments, long-term debt and trust preferred securities traded actively in the secondary market have been valued using quoted market prices.

    OTHER FINANCIAL INSTRUMENTS--The carrying value of other financial instruments including, restricted cash, accrued interest receivable, accounts payable, accrued expenses and other liabilities approximate the fair values of the instruments.

    DEBT OBLIGATIONS--A substantial portion of the Company's existing debt obligations bear interest at fixed margins over LIBOR. Such margins or spreads may be higher or lower than those at which the Company could currently replace the related financing arrangements. Other obligations of the Company bear interest at fixed rates, which may differ from prevailing market interest rates. As a result, the fair values of the Company's debt obligations were estimated by discounting current debt balances from December 31, 1999 or 1998 to maturity using estimated current market rates at which the Company could enter into similar financing arrangements.

    INTEREST RATE PROTECTION AGREEMENTS--The fair value of interest rate protection agreements such as interest rate caps, floors, collars and swaps used for hedging purposes (see Note 9) is the estimated amount the Company would receive or pay to terminate these agreements at the reporting date, taking into account current interest rates and current creditworthiness of the respective counterparties.

                            STARWOOD FINANCIAL INC.

NOTE 15--FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
    The book and fair values of financial instruments as of December 31, 1999 and 1998 were (in thousands):

                                         1999                      1998
                                -----------------------   -----------------------
                                   BOOK         FAIR         BOOK         FAIR
                                  VALUE        VALUE        VALUE        VALUE
                                ----------   ----------   ----------   ----------
FINANCIAL ASSETS:
  Loans and other lending
    investments...............  $2,011,006   $2,031,065   $1,826,511   $1,924,037
  Marketable securities.......       4,344        4,344        5,406        5,406
  Allowance for credit
    losses....................      (7,500)      (7,500)      (2,750)      (2,750)
FINANCIAL LIABILITIES:
  Debt obligations............   1,901,204    1,885,797    1,055,719    1,039,771
  Interest rate protection
    agreements................         117        5,556          577      (17,719)

NOTE 16--SEGMENT REPORTING

    Statement of Financial Accounting Standard No. 131 ("SFAS 131") establishes standards for the way the public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to stockholders.

    The Company has two reportable segments: Real Estate Lending and Credit Tenant Leasing. The Company does not have substantial foreign operations. The accounting policies of the segments are the same as those described in Note 3. The Company has no single customer that accounts for 10% or more of revenues (see Note 9 for other information regarding concentrations of credit risk).

                            STARWOOD FINANCIAL INC.

NOTE 16--SEGMENT REPORTING (CONTINUED)
    The Company evaluates performance based on the following financial measures for each segment:

                                                                CREDIT
                                                REAL ESTATE     TENANT      CORPORATE/    COMPANY
                                                  LENDING     LEASING (1)   OTHER (2)      TOTAL
                                                -----------   -----------   ----------   ----------
                                                                  (IN THOUSANDS)
1999:
Total revenues(3):                              $  209,848    $   42,186    $   12,763   $  264,797
Total operating and interest expense(4):            70,778        36,749       118,343      225,870
Net operating income before minority
  interests(5):                                    139,070         5,437      (105,580)      38,927
Total long-lived assets(6):                      2,003,506     1,714,284           N/A    3,717,790
Total assets:                                          N/A           N/A     3,813,552    3,813,552

1998:
Total revenues(3):                                 112,914        12,378         2,804      128,096
Total operating and interest expense(4):            36,998        12,554        18,587       68,139
Net operating income before minority
  interests(5):                                     75,916          (176)      (15,783)      59,957
Total long-lived assets(6):                      1,823,761       189,942           N/A    2,013,703
Total assets:                                          N/A           N/A     2,059,616    2,059,616

1997:
Total revenues(3):                                     896            --           991        1,887
Total operating and interest expense(4):                --            --           461          461
Net operating income before minority
  interests(5):                                        896            --           530        1,426
Total long-lived assets(6):                             --            --           N/A           --
Total assets:                                          N/A           N/A        13,441       13,441

EXPLANATORY NOTES:
------------------------------

(1) Includes the Company's pre-existing Credit Tenant Leasing investments acquired in the Recapitalization Transactions since March 18, 1998 and the Credit Tenant Leasing business acquired in the TriNet acquisition since November 4, 1999.

(2) Corporate and Other represents all corporate-level items, including, general and administrative expenses and any intercompany eliminations necessary to reconcile to the consolidated Company totals. This caption also includes the Company's servicing business, which is not considered a material separate segment. In addition, as more fully discussed in Note 4, Corporate and Other for the year ended December 31, 1999 includes a non-recurring charge of approximately $94.5 million relating to the Advisor Transaction.

(3) Total revenues represents all revenues earned during the period from the assets in each segment. Revenue from the Real Estate Lending Business primarily represents interest income and revenue from the Credit Tenant Leasing business primarily represents operating lease income.

(4) Total operating and interest expense represents provision for possible credit losses for the Real Estate Lending business and property operating costs (including real estate taxes) for the Credit Tenant Leasing business. Interest expense, general and administrative, advisory fees and stock option compensation expense is included in Corporate and Other for all periods. Depreciation and amortization of $10,340, $4,287 and $0 in 1999, 1998 and 1997, respectively, are included in the amounts presented above.

(5) Net operating income before minority interests represents total revenues, as defined in note (B) above, less total operating and interest expense, as defined in note (C) above, for each period.

(6) Long-lived assets is comprised of Loans and Other Lending Investments, net and Real Estate Subject to Operating Leases, net, for each respective segment.

                            STARWOOD FINANCIAL INC.

NOTE 17--SUBSEQUENT EVENTS

   On January 31, 2000, the Company closed a new unsecured revolving credit facility. The facility is led by a major commercial bank, which has committed $50.0 of the facility amount and intends to increase the facility to $100.0 million through syndication. The new facility has a two-year primary term and one-year extension at the Company's option, and bears interest at LIBOR plus 2.00% to 2.25%, depending upon certain conditions.

    As more fully discussed in Note 7, on February 4, 2000, the Company extended the term, modified the interest rate and certain other provisions on its existing $500.0 million secured credit facility.

NOTE 18--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table sets forth the selected quarterly financial data for the Company (in thousands, except for per share amounts).

                                                                      QUARTER ENDED
                                                   ---------------------------------------------------
                                                   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                       1999           1999          1999       1999
                                                   ------------   -------------   --------   ---------
1999
Revenue..........................................     $89,483        $60,635      $59,255     $55,424
Net income (loss)(1).............................     (50,485)        31,271       29,883      28,217
Net income (loss) allocable to common
  shares(2)......................................     (58,405)        25,963       24,575      22,909
Net income (loss) per common share...............     $ (0.80)       $  0.49      $  0.46     $  0.43
Weighted average common shares outstanding.......      73,427         52,471       52,471      52,447

                                                                      QUARTER ENDED
                                                   ---------------------------------------------------
                                                   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                       1998           1998          1998       1998
                                                   ------------   -------------   --------   ---------
1998
Revenue..........................................     $48,349        $42,077      $33,704     $3,966
Net income (loss)................................      22,954         20,935       19,889     (3,875)
Net income (loss) applicable to class A shares...      21,790         20,726       19,690     (3,836)
Net income (loss) per class A share..............     $  0.42        $  0.40      $  0.38     $(0.44)
Weighted average class A shares outstanding(3)...      52,408         52,390       52,390      8,644

EXPLANATORY NOTES:
------------------------------

(1) As more fully discussed in Note 4, the quarter ended December 31, 1999 includes a non-recurring charge of approximately $94.5 million relating to the Advisor Transaction. Excluding such charge, net income for the quarter would have been approximately $44.0 million and net income per common share for the quarter would have been $0.49.

(2) On November 4, 1999, through the Incorporation Merger, the class B shares were effectively converted into shares of Common Stock on a 49-for-one basis and the class A shares were converted into shares of Common Stock on a one-for-one basis.

(3) As adjusted for one-for-six reverse stock split effective June 19, 1998.

                            STARWOOD FINANCIAL INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             (DOLLARS IN THOUSANDS)

                                                                ADDITIONS
                                                         -----------------------
                                            BALANCE AT   CHARGED TO   CHARGES TO                BALANCE AT
                                            BEGINNING    COSTS AND      OTHER                      END
DESCRIPTION                                 OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
-----------                                 ----------   ----------   ----------   ----------   ----------
FOR THE YEAR ENDED DECEMBER 31, 1997
  None....................................    $   --       $   --       $   --       $   --       $   --
FOR THE YEAR ENDED DECEMBER 31, 1998
  Provision for possible credit losses
    (1)...................................    $   --       $2,750       $   --       $   --       $2,750
FOR THE YEAR ENDED DECEMBER 31, 1999
  Provision for possible credit losses
    (1)...................................    $2,750       $4,750       $   --       $   --       $7,500

EXPLANATORY NOTE:
------------------------------

(1) See Note 5 to the Company's 1999 Consolidated Financial Statements.

                            STARWOOD FINANCIAL INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                         INITIAL COST             COSTS        GROSS AMOUNT AT CLOSE OF PERIOD
                                                    -----------------------    CAPITALIZED    ----------------------------------
                                                               BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                          ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS    TOTAL
-----------                          ------------   --------   ------------   -------------   --------   ------------   --------

UNISYS CORPORATION
  1--2 2476 Swedesford Road
    Paoli, PA                           $   --       $4,678      $27,195          $   --       $4,678     $  27,195     $31,873

UNISYS CORPORATION
  3 2611 Corporate West Drive
    Lisle, IL                            6,676        6,693       16,308              --        6,693        16,308      23,001

REX STORES CORPORATION
  4 2875 Needmore Road
    Dayton, OH                           2,174        1,083        6,127              --        1,083         6,127       7,210

THE STANDARD REGISTER COMPANY
  5 4000 South Racine Avenue
    Chicago, IL                             --          426        3,008              --          426         3,008       3,434

RALPHS GROCERY COMPANY
  6 2652 East Long Beach Avenue
    Los Angeles, CA                         --        9,347       12,518              --        9,347        12,518      21,865

UNIVERSAL TECHNICAL INSTITUTE
  7 3002 North 27th Avenue
    Phoenix, AZ                             --        1,099        2,193              --        1,099         2,193       3,292

CATERAIR INTERNATIONAL CORPORATION

  8 50 Adrian Court
    Burlingame, CA                          --        1,207        3,435              --        1,207         3,435       4,642

  9 370 Adrian Road
    Millbrae, CA                            --          734        2,085              --          734         2,085       2,819

  10 3500 N.W. 24th Street
    Miami, FL                               --        3,017        8,589              --        3,017         8,589      11,606

  11 3630 N.W. 25th Street
    Miami, FL                               --        1,596        4,540              --        1,596         4,540       6,136

  12 4101 N.W. 25th Street
    Miami, FL                               --        1,379        3,927              --        1,379         3,927       5,306


                                                               DEPRECIABLE
                                     ACCUMULATED      DATE        LIFE
DESCRIPTION                          DEPRECIATION   ACQUIRED     (YEARS)
-----------                          ------------   --------   -----------
UNISYS CORPORATION
  1--2 2476 Swedesford Road
    Paoli, PA                            $(96)        1999         40.0
UNISYS CORPORATION
  3 2611 Corporate West Drive
    Lisle, IL                             (70)        1999         40.0
REX STORES CORPORATION
  4 2875 Needmore Road
    Dayton, OH                            (27)        1999         40.0
THE STANDARD REGISTER COMPANY
  5 4000 South Racine Avenue
    Chicago, IL                           (12)        1999         40.0
RALPHS GROCERY COMPANY
  6 2652 East Long Beach Avenue
    Los Angeles, CA                       (53)        1999         40.0
UNIVERSAL TECHNICAL INSTITUTE
  7 3002 North 27th Avenue
    Phoenix, AZ                           (12)        1999         40.0
CATERAIR INTERNATIONAL CORPORATION
  8 50 Adrian Court
    Burlingame, CA                        (15)        1999         40.0
  9 370 Adrian Road
    Millbrae, CA                           (8)        1999         40.0
  10 3500 N.W. 24th Street
    Miami, FL                             (37)        1999         40.0
  11 3630 N.W. 25th Street
    Miami, FL                             (19)        1999         40.0
  12 4101 N.W. 25th Street
    Miami, FL                             (17)        1999         40.0

                            STARWOOD FINANCIAL INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                         INITIAL COST             COSTS        GROSS AMOUNT AT CLOSE OF PERIOD
                                                    -----------------------    CAPITALIZED    ----------------------------------
                                                               BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                          ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS    TOTAL
-----------                          ------------   --------   ------------   -------------   --------   ------------   --------

  13 221 West 79th Street
    Bloomington, MN                         --          399        1,135              --          399         1,135       1,534

  14 1085 Bible Way
    Reno, NV                                --          246          699              --          246           699         945

  15 18850 28th Avenue, South
    Seattle, WA                             --          820        2,331              --          820         2,331       3,151

  16 2800 Collingswood Drive
    Orlando, FL                             --        1,461        4,156              --        1,461         4,156       5,617

  17 45-10 19th Avenue
    Astoria, NY                             --        1,778        5,057              --        1,778         5,057       6,835

  18 24-20 49th Street
    Astoria, NY                             --          888        2,529              --          888         2,529       3,417

  19 8401 Escort Street
    Philadelphia, PA                        --          613        1,747              --          613         1,747       2,360

SEARS LOGISTICS SERVICES
  20 4150 Lockbourne Industrial
    Parkway
    Columbus, OH                         2,748          390        7,478              --          390         7,478       7,868

NORTHERN STATES POWER COMPANY
  21 3115 Centre Point Drive
    Roseville, MN                        1,385        1,102        4,407              --        1,102         4,407       5,509

PNC MORTGAGE CORPORATION OF
  AMERICA, INC
  22 440 North Fairway Drive
    Vernon Hills, IL                        --        1,386       12,470              --        1,386        12,470      13,856

VOLKSWAGEN OF AMERICA, INC
  23 450 Barclay Boulevard
    Lincolnshire, IL                     2,596        3,160        7,432              --        3,160         7,432      10,592

  24 500 South Seventh Avenue
    City of Industry, CA                 3,330        4,952       11,647              --        4,952        11,647      16,599

  25 11650 Central Parkway
    Jacksonville, FL                     1,864        2,287        5,380              --        2,287         5,380       7,667


                                                               DEPRECIABLE
                                     ACCUMULATED      DATE        LIFE
DESCRIPTION                          DEPRECIATION   ACQUIRED     (YEARS)
-----------                          ------------   --------   -----------
  13 221 West 79th Street
    Bloomington, MN                        (5)        1999         40.0
  14 1085 Bible Way
    Reno, NV                               (3)        1999         40.0
  15 18850 28th Avenue, South
    Seattle, WA                           (10)        1999         40.0
  16 2800 Collingswood Drive
    Orlando, FL                           (18)        1999         40.0
  17 45-10 19th Avenue
    Astoria, NY                           (22)        1999         40.0
  18 24-20 49th Street
    Astoria, NY                           (11)        1999         40.0
  19 8401 Escort Street
    Philadelphia, PA                       (7)        1999         40.0
SEARS LOGISTICS SERVICES
  20 4150 Lockbourne Industrial
    Parkway
    Columbus, OH                          (34)        1999         40.0
NORTHERN STATES POWER COMPANY
  21 3115 Centre Point Drive
    Roseville, MN                         (19)        1999         40.0
PNC MORTGAGE CORPORATION OF
  AMERICA, INC
  22 440 North Fairway Drive
    Vernon Hills, IL                      (53)        1999         40.0
VOLKSWAGEN OF AMERICA, INC
  23 450 Barclay Boulevard
    Lincolnshire, IL                      (32)        1999         40.0
  24 500 South Seventh Avenue
    City of Industry, CA                  (43)        1999         40.0
  25 11650 Central Parkway
    Jacksonville, FL                      (23)        1999         40.0

                            STARWOOD FINANCIAL INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                         INITIAL COST             COSTS        GROSS AMOUNT AT CLOSE OF PERIOD
                                                    -----------------------    CAPITALIZED    ----------------------------------
                                                               BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                          ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS    TOTAL
-----------                          ------------   --------   ------------   -------------   --------   ------------   --------

LOCKHEED MARTIN AEROSPACE
  CORPORATION
  26 1260 Crossman Avenue
    Sunnyvale, CA                        2,687        1,827       11,368              12        1,827        11,380      13,207

LAND O LAKES
  27 1275 Red Fox Road
    Arden Hills, MN                      1,791          711        6,475              --          711         6,475       7,186

MICROSOFT CORPORATION
  28 1321 Greenway
    Irving, TX                           1,435        2,258        7,276              52        2,258         7,328       9,586

UNIVERSAL CARD SERVICES
  29 7595 Oak Grove Plaza
    Jacksonville, FL                     2,346        1,370        3,872              --        1,370         3,872       5,242

VACANT
  30 7585 Oak Grove Plaza
    Jacksonville, FL                     1,214          868        2,215              39          868         2,254       3,122

UNISON INDUSTRIES, L.P.
  31 7575 Oak Grove Plaza
    Jacksonville, FL                     3,985        2,342        6,011              --        2,342         6,011       8,353

GOODMAN MANUFACTURING
  32 100 Donwick Drive
    Conroe, TX                              --        1,231        4,059              49        1,231         4,108       5,339

NIKE, INC
  33 8400 Winchester Road
    Memphis, TN                          6,113        1,471       23,045              --        1,471        23,045      24,516

CIRRUS LOGIC, INC
  34 46702 Bayside Parkway
    Fremont, CA                          1,203          647        4,545              --          647         4,545       5,192

  35 46831 Lakeview Blvd
    Fremont, CA                             --        1,075        7,884              --        1,075         7,884       8,959

CERTIFIED GROCERS OF CALIFORNIA,
  LTD
  36 5200 Sheila Street
    Commerce, CA                         2,879        3,447       12,889              --        3,447        12,889      16,336


                                                               DEPRECIABLE
                                     ACCUMULATED      DATE        LIFE
DESCRIPTION                          DEPRECIATION   ACQUIRED     (YEARS)
-----------                          ------------   --------   -----------
LOCKHEED MARTIN AEROSPACE
  CORPORATION
  26 1260 Crossman Avenue
    Sunnyvale, CA                         (39)        1999         40.0
LAND O LAKES
  27 1275 Red Fox Road
    Arden Hills, MN                       (27)        1999         40.0
MICROSOFT CORPORATION
  28 1321 Greenway
    Irving, TX                            (27)        1999         40.0
UNIVERSAL CARD SERVICES
  29 7595 Oak Grove Plaza
    Jacksonville, FL                      (14)        1999         40.0
VACANT
  30 7585 Oak Grove Plaza
    Jacksonville, FL                       (8)        1999         40.0
UNISON INDUSTRIES, L.P.
  31 7575 Oak Grove Plaza
    Jacksonville, FL                      (33)        1999         40.0
GOODMAN MANUFACTURING
  32 100 Donwick Drive
    Conroe, TX                            (15)        1999         40.0
NIKE, INC
  33 8400 Winchester Road
    Memphis, TN                           (98)        1999         40.0
CIRRUS LOGIC, INC
  34 46702 Bayside Parkway
    Fremont, CA                           (18)        1999         40.0
  35 46831 Lakeview Blvd
    Fremont, CA                           (31)        1999         40.0
CERTIFIED GROCERS OF CALIFORNIA,
  LTD
  36 5200 Sheila Street
    Commerce, CA                          (55)        1999         40.0

                            STARWOOD FINANCIAL INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                         INITIAL COST             COSTS        GROSS AMOUNT AT CLOSE OF PERIOD
                                                    -----------------------    CAPITALIZED    ----------------------------------
                                                               BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                          ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS    TOTAL
-----------                          ------------   --------   ------------   -------------   --------   ------------   --------

FIRST HEALTH STRATEGIES, INC
  37-40 Decker Lake Lane Center
    Salt Lake City, UT                      --        1,179       12,862              --        1,179        12,862      14,041

TRW, INC
  41 3701 Doolittle Drive
    Redondo Beach, CA                       --        2,572        9,119              --        2,572         9,119      11,691

DUNHAM'S ATHLEISURE CORPORATION
  42 2201 E. Loew Road
    Marion, IN                              --          142        4,598              --          142         4,598       4,740

NEWCOURT FINANCIAL USA INC
  43 Gatehall Corporate Center II
    Parsippany, NJ                          --        4,131       42,146              --        4,131        42,146      46,277

ACOSTA SALES & MARKETING CO
  44 6300 Dumbarton Circle
    Fremont, CA                             --          871        4,798              --          871         4,798       5,669

CASE SWAYNE CO INC
  45 5015 South Water Circle
    Wichita, KS                             --          222        3,316              --          222         3,316       3,538

TECH DATA CORPORATION
  46 3900 William Richardson Drive
    South Bend, IN                          --          189        6,242              --          189         6,242       6,431

PRIMERICA LIFE INSURANCE COMPANY
  47 3120 Breckinridge Boulevard
    Duluth, GA                              --        1,638       14,339              38        1,638        14,377      16,015

ARROW ELECTRONICS, INC
  48 Capstone Building
    Aurora, CO                              --          449        3,029              --          449         3,029       3,478

KOCH MEMBRANE SYSTEMS
  49 10054 Old Grove Road
    San Diego, CA                           --        1,514        3,030              --        1,514         3,030       4,544


                                                               DEPRECIABLE
                                     ACCUMULATED      DATE        LIFE
DESCRIPTION                          DEPRECIATION   ACQUIRED     (YEARS)
-----------                          ------------   --------   -----------
FIRST HEALTH STRATEGIES, INC
  37-40 Decker Lake Lane Center
    Salt Lake City, UT                    (55)        1999         40.0
TRW, INC
  41 3701 Doolittle Drive
    Redondo Beach, CA                     (38)        1999         40.0
DUNHAM'S ATHLEISURE CORPORATION
  42 2201 E. Loew Road
    Marion, IN                            (22)        1999         40.0
NEWCOURT FINANCIAL USA INC
  43 Gatehall Corporate Center II
    Parsippany, NJ                       (179)        1999         40.0
ACOSTA SALES & MARKETING CO
  44 6300 Dumbarton Circle
    Fremont, CA                           (20)        1999         40.0
CASE SWAYNE CO INC
  45 5015 South Water Circle
    Wichita, KS                           (16)        1999         40.0
TECH DATA CORPORATION
  46 3900 William Richardson Drive
    South Bend, IN                        (27)        1999         40.0
PRIMERICA LIFE INSURANCE COMPANY
  47 3120 Breckinridge Boulevard
    Duluth, GA                            (61)        1999         40.0
ARROW ELECTRONICS, INC
  48 Capstone Building
    Aurora, CO                            (13)        1999         40.0
KOCH MEMBRANE SYSTEMS
  49 10054 Old Grove Road
    San Diego, CA                         (12)        1999         40.0

                            STARWOOD FINANCIAL INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                         INITIAL COST             COSTS        GROSS AMOUNT AT CLOSE OF PERIOD
                                                    -----------------------    CAPITALIZED    ----------------------------------
                                                               BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                          ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS    TOTAL
-----------                          ------------   --------   ------------   -------------   --------   ------------   --------

NISSAN MOTOR ACCEPTANCE CORPORATION
  50 2901 Kinwest Parkway
    Irving, TX                              --        1,350       10,521              --        1,350        10,521      11,871

LEVER BROTHERS COMPANY
  51 3501 E. Terra Drive
    O'Fallon, MO                            --        1,374       12,573              --        1,374        12,573      13,947

FEDERAL EXPRESS CORPORATION
  52-54 NonConnah Corporate Center
    Memphis, TN                             --        3,197       29,727              --        3,197        29,727      32,924

VACANT
  55 500 Airline Drive
    Coppell, TX                             --        1,647       12,345              10        1,647        12,355      14,002

FRESENIUS USA, INC
  56 2637 Shadelands Drive
    Walnut Creek, CA                        --          742        7,624              --          742         7,624       8,366

TERADYNE, INC
  57 2625 Shadelands Drive
    Walnut Creek, CA                        --          488        5,021              --          488         5,021       5,509

LAM RESEARCH CORPORATION
  58 1210 California Circle
    Milpitas, CA                            --        4,053        8,240              --        4,053         8,240      12,293

BLUE CROSS & BLUE SHIELD UNITED OF
  WISCONSIN
  59 401 West Michigan Street
    Milwaukee, WI                           --        2,357       17,486              --        2,357        17,486      19,843

NORTHERN TELECOM INC
  60 2021 Lakeside Boulevard
    Richardson, TX                          --        1,217        5,604              --        1,217         5,604       6,821

adidas AMERICA, INC
  61 5675 North Blackstock Road
    Spartanburg, SC                         --          934       16,667              --          934        16,667      17,601


                                                               DEPRECIABLE
                                     ACCUMULATED      DATE        LIFE
DESCRIPTION                          DEPRECIATION   ACQUIRED     (YEARS)
-----------                          ------------   --------   -----------
NISSAN MOTOR ACCEPTANCE CORPORATION
  50 2901 Kinwest Parkway
    Irving, TX                            (52)        1999         40.0
LEVER BROTHERS COMPANY
  51 3501 E. Terra Drive
    O'Fallon, MO                          (55)        1999         40.0
FEDERAL EXPRESS CORPORATION
  52-54 NonConnah Corporate Center
    Memphis, TN                          (115)        1999         40.0
VACANT
  55 500 Airline Drive
    Coppell, TX                           (62)        1999         40.0
FRESENIUS USA, INC
  56 2637 Shadelands Drive
    Walnut Creek, CA                      (29)        1999         40.0
TERADYNE, INC
  57 2625 Shadelands Drive
    Walnut Creek, CA                      (19)        1999         40.0
LAM RESEARCH CORPORATION
  58 1210 California Circle
    Milpitas, CA                          (35)        1999         40.0
BLUE CROSS & BLUE SHIELD UNITED OF
  WISCONSIN
  59 401 West Michigan Street
    Milwaukee, WI                         (69)        1999         40.0
NORTHERN TELECOM INC
  60 2021 Lakeside Boulevard
    Richardson, TX                        (23)        1999         40.0
adidas AMERICA, INC
  61 5675 North Blackstock Road
    Spartanburg, SC                       (71)        1999         40.0

                            STARWOOD FINANCIAL INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                         INITIAL COST             COSTS        GROSS AMOUNT AT CLOSE OF PERIOD
                                                    -----------------------    CAPITALIZED    ----------------------------------
                                                               BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                          ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS    TOTAL
-----------                          ------------   --------   ------------   -------------   --------   ------------   --------

FRONTIER CORPORATION
  62 12110 North Pecos Street
    Westminster, CO                         --          304        3,489              --          304         3,489       3,793

RATIONAL SOFTWARE
  63 18880 Homestead Road
    Cupertino, CA                           --        7,614       18,132              --        7,614        18,132      25,746

GALILEO INTERNATIONAL PARTNERSHIP
  64 6901 S. Havana Street
    Englewood, CO                           --        2,937       14,858              --        2,937        14,858      17,795

LUCENT TECHNOLOGIES, INC
  65 6162 S. Willow Drive
    Englewood, CO                           --        1,756       16,919               6        1,756        16,925      18,681

IBM CORPORATION--DALLAS
  66 13800 Diplomat Drive
    Farmers Branch, TX                      --        1,301        8,814              --        1,301         8,814      10,115

RIVEREDGE SUMMIT
  67 1500-1600 RiverEdge Parkway
    Atlanta, GA                             --        5,652       48,598              15        5,652        48,613      54,265

NORTHERN TELECOM INC
  68 Cardinal Commerce Center
    Richardson, TX                          --          850        8,470              --          850         8,470       9,320

CANYON CORPORATE CENTER
  69 5515 East La Palma Avenue
    Anaheim, CA                             --        3,476       13,245              45        3,476        13,290      16,766

  70 5601 East La Palma Avenue
    Anaheim, CA                             --        2,205        8,434              --        2,205         8,434      10,639

  71 5605 East La Palma Avenue
    Anaheim, CA                             --          653        2,463              --          653         2,463       3,116


                                                               DEPRECIABLE
                                     ACCUMULATED      DATE        LIFE
DESCRIPTION                          DEPRECIATION   ACQUIRED     (YEARS)
-----------                          ------------   --------   -----------
FRONTIER CORPORATION
  62 12110 North Pecos Street
    Westminster, CO                       (15)        1999         40.0
RATIONAL SOFTWARE
  63 18880 Homestead Road
    Cupertino, CA                         (71)        1999         40.0
GALILEO INTERNATIONAL PARTNERSHIP
  64 6901 S. Havana Street
    Englewood, CO                         (62)        1999         40.0
LUCENT TECHNOLOGIES, INC
  65 6162 S. Willow Drive
    Englewood, CO                         (72)        1999         40.0
IBM CORPORATION--DALLAS
  66 13800 Diplomat Drive
    Farmers Branch, TX                    (37)        1999         40.0
RIVEREDGE SUMMIT
  67 1500-1600 RiverEdge Parkway
    Atlanta, GA                          (215)        1999         40.0
NORTHERN TELECOM INC
  68 Cardinal Commerce Center
    Richardson, TX                        (36)        1999         40.0
CANYON CORPORATE CENTER
  69 5515 East La Palma Avenue
    Anaheim, CA                           (56)        1999         40.0
  70 5601 East La Palma Avenue
    Anaheim, CA                           (36)        1999         40.0
  71 5605 East La Palma Avenue
    Anaheim, CA                           (11)        1999         40.0

                            STARWOOD FINANCIAL INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                         INITIAL COST             COSTS        GROSS AMOUNT AT CLOSE OF PERIOD
                                                    -----------------------    CAPITALIZED    ----------------------------------
                                                               BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                          ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS    TOTAL
-----------                          ------------   --------   ------------   -------------   --------   ------------   --------

RIVERPARK
  72 200 Riverpark Drive
    North Reading, MA                       --          548        5,595              --          548         5,595       6,143

  73 300 Riverpark Drive
    North Reading, MA                       --        1,689       17,224              --        1,689        17,224      18,913

  74 400 Riverpark Drive
    North Reading, MA                       --        1,701       17,346              --        1,701        17,346      19,047

SUNBELT BEVERAGE CORP
  75 7621 Energy Parkway
    Baltimore, MD                           --        1,520        9,230              10        1,520         9,240      10,760

FRONTIER CORPORATION
  76 1499 West 121st. Street
    Westminister, CO                        --          610        7,217              --          610         7,217       7,827

CHARLESTON PLACE
  77 1545 Charleston Road                   --        5,594       12,274              --        5,594        12,274      17,868

Mountain View, CA
  78-79 1565-1585 Charleston Road           --       12,374       27,147              --       12,374        27,147      39,521

BAY STATE GAS
  80 300 Friberg Parkway
    Westborough, MA                         --        1,634       10,650              --        1,634        10,650      12,284


                                                               DEPRECIABLE
                                     ACCUMULATED      DATE        LIFE
DESCRIPTION                          DEPRECIATION   ACQUIRED     (YEARS)
-----------                          ------------   --------   -----------
RIVERPARK
  72 200 Riverpark Drive
    North Reading, MA                     (22)        1999         40.0
  73 300 Riverpark Drive
    North Reading, MA                     (64)        1999         40.0
  74 400 Riverpark Drive
    North Reading, MA                     (65)        1999         40.0
SUNBELT BEVERAGE CORP
  75 7621 Energy Parkway
    Baltimore, MD                         (37)        1999         40.0
FRONTIER CORPORATION
  76 1499 West 121st. Street
    Westminister, CO                      (30)        1999         40.0
CHARLESTON PLACE
  77 1545 Charleston Road                 (50)        1999         40.0
Mountain View, CA
  78-79 1565-1585 Charleston Road        (111)        1999         40.0
BAY STATE GAS
  80 300 Friberg Parkway
    Westborough, MA                       (45)        1999         40.0

                            STARWOOD FINANCIAL INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                         INITIAL COST             COSTS        GROSS AMOUNT AT CLOSE OF PERIOD
                                                    -----------------------    CAPITALIZED    ----------------------------------
                                                               BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                          ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS    TOTAL
-----------                          ------------   --------   ------------   -------------   --------   ------------   --------

WARNER CROSSING
  81 1120 West Warner Road
    Tempe, AZ                               --          694        4,295              --          694         4,295       4,989

  82 1130 West Warner Road
    Tempe, AZ                               --        1,023        6,585              --        1,023         6,585       7,608

  83 1140 West Warner Road
    Tempe, AZ                               --        1,023        6,585              --        1,023         6,585       7,608

  84 8440 South Hardy Drive
    Tempe, AZ                               --        1,023        6,585              --        1,023         6,585       7,608

  85 8320 South Hardy Drive
    Tempe, AZ                               --        1,497        9,634              --        1,497         9,634      11,131

GATEWAY LAKES
  86 1551 102nd Avenue
    St. Petersburg, FL                      --          715        3,030              --          715         3,030       3,745

  87 1527 102nd Avenue
    St. Petersburg, FL                      --          627        2,659              --          627         2,659       3,286

EDENVALE BUSINESS PARK
  88 5853-5863 Rue Ferrari Drive
    San Jose, CA                            --        9,579       23,054              --        9,579        23,054      32,633

PINACOR, INC
  89 105 West Bethany Drive
    Allen, TX                               --        1,225        9,131              --        1,225         9,131      10,356

COMPUTER SCIENCES CORP
  90 7700-7720 Hubble Drive
    Lanham, MD                              --        2,461       11,926              20        2,461        11,946      14,407


                                                               DEPRECIABLE
                                     ACCUMULATED      DATE        LIFE
DESCRIPTION                          DEPRECIATION   ACQUIRED     (YEARS)
-----------                          ------------   --------   -----------
WARNER CROSSING
  81 1120 West Warner Road
    Tempe, AZ                             (18)        1999         40.0
  82 1130 West Warner Road
    Tempe, AZ                             (28)        1999         40.0
  83 1140 West Warner Road
    Tempe, AZ                             (29)        1999         40.0
  84 8440 South Hardy Drive
    Tempe, AZ                             (29)        1999         40.0
  85 8320 South Hardy Drive
    Tempe, AZ                             (41)        1999         40.0
GATEWAY LAKES
  86 1551 102nd Avenue
    St. Petersburg, FL                    (11)        1999         40.0
  87 1527 102nd Avenue
    St. Petersburg, FL                    (12)        1999         40.0
EDENVALE BUSINESS PARK
  88 5853-5863 Rue Ferrari Drive
    San Jose, CA                          (94)        1999         40.0
PINACOR, INC
  89 105 West Bethany Drive
    Allen, TX                             (38)        1999         40.0
COMPUTER SCIENCES CORP
  90 7700-7720 Hubble Drive
    Lanham, MD                            (51)        1999         40.0

                            STARWOOD FINANCIAL INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                         INITIAL COST             COSTS        GROSS AMOUNT AT CLOSE OF PERIOD
                                                    -----------------------    CAPITALIZED    ----------------------------------
                                                               BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                          ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS    TOTAL
-----------                          ------------   --------   ------------   -------------   --------   ------------   --------

POLYCOM, INC
  91 1565 Barber Lane
    Milpitas, CA                            --        4,831       12,243              --        4,831        12,243      17,074

ALLIANCE DATA SYSTEMS
  92 17201 Waterview Parkway
    Dallas, TX                              --        1,899        4,586              --        1,899         4,586       6,485

HEWLETT PACKARD
  93 3000 Waterview Parkway
    Richardson, TX                          --        2,903       30,921              --        2,903        30,921      33,824

MULTILINK
  94 Six Riverside Drive
    Andover, MA                             --          637        7,150              --          637         7,150       7,787

WELLPOINT HEALTH NETWORK, INC
  95-96 2000 Corporate Center Drive
    Newbury Park, CA                        --        4,518       24,660              --        4,518        24,660      29,178

TRINET PROPERTY PARTNERS, L.P.
  97 1022 Hingham Street
    Rockland, MA                            --        1,990       11,643              --        1,990        11,643      13,633

  98 65 Dan Road
    Canton, MA                              --          907        3,856              --          907         3,856       4,763

  99 One Longwater Circle
    Norwell, MA                             --        1,128        1,641              --        1,128         1,641       2,769

  100 100 Longwater Circle
    Norwell, MA                          3,910          964        3,766              --          964         3,766       4,730

  101 101 Philip Drive
    Norwell, MA                          2,356          501        2,254              --          501         2,254       2,755

  102 30 Dan Road
    Canton, MA                              --        1,395        3,851              --        1,395         3,851       5,246

  103 85 Dan Road
    Canton, MA                              --        1,066        2,718              55        1,066         2,773       3,839


                                                               DEPRECIABLE
                                     ACCUMULATED      DATE        LIFE
DESCRIPTION                          DEPRECIATION   ACQUIRED     (YEARS)
-----------                          ------------   --------   -----------
POLYCOM, INC
  91 1565 Barber Lane
    Milpitas, CA                          (52)        1999         40.0
ALLIANCE DATA SYSTEMS
  92 17201 Waterview Parkway
    Dallas, TX                            (19)        1999         40.0
HEWLETT PACKARD
  93 3000 Waterview Parkway
    Richardson, TX                       (129)        1999         40.0
MULTILINK
  94 Six Riverside Drive
    Andover, MA                           (30)        1999         40.0
WELLPOINT HEALTH NETWORK, INC
  95-96 2000 Corporate Center Drive
    Newbury Park, CA                      (94)        1999         40.0
TRINET PROPERTY PARTNERS, L.P.
  97 1022 Hingham Street
    Rockland, MA                          (48)        1999         40.0
  98 65 Dan Road
    Canton, MA                            (16)        1999         40.0
  99 One Longwater Circle
    Norwell, MA                            (7)        1999         40.0
  100 100 Longwater Circle
    Norwell, MA                           (16)        1999         40.0
  101 101 Philip Drive
    Norwell, MA                           (10)        1999         40.0
  102 30 Dan Road
    Canton, MA                            (16)        1999         40.0
  103 85 Dan Road
    Canton, MA                            (11)        1999         40.0

                            STARWOOD FINANCIAL INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                         INITIAL COST             COSTS        GROSS AMOUNT AT CLOSE OF PERIOD
                                                    -----------------------    CAPITALIZED    ----------------------------------
                                                               BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                          ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS    TOTAL
-----------                          ------------   --------   ------------   -------------   --------   ------------   --------

  104 300 Foxborough Boulevard
    Foxborough, MA                       3,285        1,206        3,719              --        1,206         3,719       4,925

  105 105 Forbes Boulevard
    Mansfield, MA                        1,071          578        1,428              --          578         1,428       2,006

  106 60 Columbian Street
    Braintree, MA                           --        2,203        7,328              --        2,203         7,328       9,531

  107 76 Pacella Park Drive
    Randolph, MA                         2,893          609        3,436              --          609         3,436       4,045

  108 260 Kenneth W. Welch Drive
    Lakeville, MA                           --        1,002        4,007              --        1,002         4,007       5,009

  109 700 Longwater Drive
    Norwell, MA                             --        1,344        5,374              --        1,344         5,374       6,718

  110 3000 Longwater Drive
    Norwell, MA                          2,061        1,144        1,634              --        1,144         1,634       2,778

ICG HOLDINGS, INC
  111 161 Inverness Drive West
    Englewood, CO                           --       11,456       36,657              --       11,456        36,657      48,113

CONCORD FARMS
  112 Three Concord Farms
    Concord, MA                             --        1,405        7,461              91        1,405         7,552       8,957

  113 Four Concord Farms
    Concord, MA                             --        1,297        7,590              39        1,297         7,629       8,926

  114 Five Concord Farms
    Concord, MA                             --        1,014        4,323              48        1,014         4,371       5,385

  115 Six Concord Farms
    Concord, MA                             --        1,292        7,387              39        1,292         7,426       8,718

    Two Concord Farms
      Concord, MA                           --        1,640           --              --        1,640            --       1,640

    Seven Concord Farms
      Concord, MA                           --        1,254           --              --        1,254            --       1,254


                                                               DEPRECIABLE
                                     ACCUMULATED      DATE        LIFE
DESCRIPTION                          DEPRECIATION   ACQUIRED     (YEARS)
-----------                          ------------   --------   -----------
  104 300 Foxborough Boulevard
    Foxborough, MA                        (16)        1999         40.0
  105 105 Forbes Boulevard
    Mansfield, MA                          (6)        1999         40.0
  106 60 Columbian Street
    Braintree, MA                         (31)        1999         40.0
  107 76 Pacella Park Drive
    Randolph, MA                          (16)        1999         40.0
  108 260 Kenneth W. Welch Drive
    Lakeville, MA                         (16)        1999         40.0
  109 700 Longwater Drive
    Norwell, MA                           (21)        1999         40.0
  110 3000 Longwater Drive
    Norwell, MA                            (8)        1999         40.0
ICG HOLDINGS, INC
  111 161 Inverness Drive West
    Englewood, CO                        (156)        1999         40.0
CONCORD FARMS
  112 Three Concord Farms
    Concord, MA                           (32)        1999         40.0
  113 Four Concord Farms
    Concord, MA                           (31)        1999         40.0
  114 Five Concord Farms
    Concord, MA                           (19)        1999         40.0
  115 Six Concord Farms
    Concord, MA                           (30)        1999         40.0
    Two Concord Farms
      Concord, MA                          --         1999          n/a
    Seven Concord Farms
      Concord, MA                          --         1999          n/a

                            STARWOOD FINANCIAL INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                         INITIAL COST             COSTS        GROSS AMOUNT AT CLOSE OF PERIOD
                                                    -----------------------    CAPITALIZED    ----------------------------------
                                                               BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                          ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS    TOTAL
-----------                          ------------   --------   ------------   -------------   --------   ------------   --------

ARBELLA CAPITAL CORP
  116 1100 Crown Colony Drive
    Quincy, MA                          13,280        3,275       21,537              --        3,275        21,537      24,812

MAST INDUSTRIES
  117 100 Old River Road
    Andover, MA                             --        1,769        8,401              --        1,769         8,401      10,170

HAEMONETICS CORP
  118 355 Wood Road
    Braintree, MA                           --          784        4,880              --          784         4,880       5,664

NOKIA
  119 6000 Connection Drive
    Irving, TX                              --        6,022       41,594              --        6,022        41,594      47,616

ANDERSEN CONSULTING
  120 1661 Page Mill Road
    Palo Alto, CA                           --           --       18,975              --           --        18,975      18,975

WINDWARD FOREST
  121 960 Northpoint Parkway
    Alpharetta, GA                          --          896        6,676              --          896         6,676       7,572

THE MITRE CORPORATION
  122 11493 Sunset Hills Road
    Fairfax, VA                             --        4,391       22,137              --        4,391        22,137      26,528

GTE COMMUNICATIONS CORP
  123 Sierra I at Los Colinas
    Irving, TX                              --        3,329       21,162              --        3,329        21,162      24,491

POYDRAS PLAZA
  124 Entergy Building
    New Orleans, LA                     78,610        2,064       35,092               2        2,064        35,094      37,158

  125 Mobil Building
    New Orleans, LA                         --        2,408       24,095              --        2,408        24,095      26,503

  126 Parking Garage
    New Orleans, LA                         --        6,134        9,350               5        6,134         9,355      15,489


                                                               DEPRECIABLE
                                     ACCUMULATED      DATE        LIFE
DESCRIPTION                          DEPRECIATION   ACQUIRED     (YEARS)
-----------                          ------------   --------   -----------
ARBELLA CAPITAL CORP
  116 1100 Crown Colony Drive
    Quincy, MA                            (92)        1999         40.0
MAST INDUSTRIES
  117 100 Old River Road
    Andover, MA                           (38)        1999         40.0
HAEMONETICS CORP
  118 355 Wood Road
    Braintree, MA                         (21)        1999         40.0
NOKIA
  119 6000 Connection Drive
    Irving, TX                           (177)        1999         40.0
ANDERSEN CONSULTING
  120 1661 Page Mill Road
    Palo Alto, CA                         (74)        1999         40.0
WINDWARD FOREST
  121 960 Northpoint Parkway
    Alpharetta, GA                        (29)        1999         40.0
THE MITRE CORPORATION
  122 11493 Sunset Hills Road
    Fairfax, VA                           (90)        1999         40.0
GTE COMMUNICATIONS CORP
  123 Sierra I at Los Colinas
    Irving, TX                            (88)        1999         40.0
POYDRAS PLAZA
  124 Entergy Building
    New Orleans, LA                      (151)        1999         40.0
  125 Mobil Building
    New Orleans, LA                      (105)        1999         40.0
  126 Parking Garage
    New Orleans, LA                       (41)        1999         40.0

                            STARWOOD FINANCIAL INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                        INITIAL COST             COSTS         GROSS AMOUNT AT CLOSE OF PERIOD
                                                   -----------------------    CAPITALIZED    ------------------------------------
                                                              BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                         ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS     TOTAL
-----------                         ------------   --------   ------------   -------------   --------   ------------   ----------
HILTON HOTELS CORPORATION (1)(2)       153,618        5,101        32,080            --         5,101        32,080        37,181
  127 18740 Pacific Highway South
    Seattle, WA
  255 Southwest Temple                      --        5,620        32,695            --         5,620        32,695        38,315
    Salt Lake City, UT
  1401 Arden Way                            --        1,281         9,809            --         1,281         9,809        11,090
    Sacramento, CA
  7450 Hazard Center Drive                  --        4,394        27,030            --         4,394        27,030        31,424
    San Diego, CA
  One Doubletree Drive                      --        3,308        20,390            --         3,308        20,390        23,698
    Sonoma, CA
  200 North Riverside                       --          609         4,668            --           609         4,668         5,277
    Medford, OR
  1800 Fairview Ave.                        --          968         6,405            --           968         6,405         7,373
    Boise, ID
  304 Southeast Nye Avenue                  --          556         4,245            --           556         4,245         4,801
    Pendleton, OR
  510 Kelso Drive                           --          502         3,779            --           502         3,779         4,281
    Kelso, WA
  100 Columbia Street                       --          507         3,981            --           507         3,981         4,488
    Vancouver, WA

  501 Camino Del Rio                        --        1,242         7,865            --         1,242         7,865         9,107
    Durango, CO

  1225 North Wenatchee Avenue               --          513         3,825            --           513         3,825         4,338
    Wenatchee, WA

  1313 North Bayshore Drive                 --          404         3,049            --           404         3,049         3,453
    Coos Bay, OR

  205 Coburg Road                           --          361         2,721            --           361         2,721         3,082
    Eugene, OR

  499 Industrial Street                     --          269         2,043            --           269         2,043         2,312
    Astoria, OR

  700 West Broadway Street                  --          210         1,607            --           210         1,607         1,817
    Missoula, MT

  1415 Northeast Third Street               --          233         1,726            --           233         1,726         1,959
    Bend, OR
                                      --------     --------    ----------        ------      --------   ------------   ----------

    Total real estate subject to      $305,510     $277,872    $1,390,358        $  575      $277,872   $ 1,390,933    $1,668,805
      operating leases
                                      ========     ========    ==========        ======      ========   ============   ==========


                                                              DEPRECIABLE
                                    ACCUMULATED      DATE        LIFE
DESCRIPTION                         DEPRECIATION   ACQUIRED     (YEARS)
-----------                         ------------   --------   -----------
HILTON HOTELS CORPORATION (1)(2)        (1,630)      1998         39.0
  127 18740 Pacific Highway South
    Seattle, WA
  255 Southwest Temple                  (1,698)      1998         39.0
    Salt Lake City, UT
  1401 Arden Way                          (665)      1998         39.0
    Sacramento, CA
  7450 Hazard Center Drive              (1,503)      1998         39.0
    San Diego, CA
  One Doubletree Drive                    (906)      1998         39.0
    Sonoma, CA
  200 North Riverside                     (320)      1998         39.0
    Medford, OR
  1800 Fairview Ave.                      (399)      1998         39.0
    Boise, ID
  304 Southeast Nye Avenue                (314)      1998         39.0
    Pendleton, OR
  510 Kelso Drive                         (280)      1998         39.0
    Kelso, WA
  100 Columbia Street                     (302)      1998         39.0
    Vancouver, WA
  501 Camino Del Rio                      (443)      1998         39.0
    Durango, CO
  1225 North Wenatchee Avenue             (272)      1998         39.0
    Wenatchee, WA
  1313 North Bayshore Drive               (209)      1998         39.0
    Coos Bay, OR
  205 Coburg Road                         (200)      1998         39.0
    Eugene, OR
  499 Industrial Street                   (135)      1998         39.0
    Astoria, OR
  700 West Broadway Street                (122)      1998         39.0
    Missoula, MT
  1415 Northeast Third Street             (123)      1998         39.0
    Bend, OR
                                      --------
    Total real estate subject to      $(14,627)
      operating leases
                                      ========

                            STARWOOD FINANCIAL INC.

                             NOTES TO SCHEDULE III

                               DECEMBER 31, 1999

                             (DOLLARS IN THOUSANDS)

1. RECONCILIATION OF REAL ESTATE:

    The following table reconciles Real Estate from January 1, 1997 to December 31, 1999:

                                                                 1999        1998       1997
                                                              ----------   --------   ---------
Balance at January 1........................................  $  194,229   $     --   $      --
Additions (see Note 4 to the Consolidated Financial
  Statements)...............................................   1,474,576    194,229          --
Dispositions................................................          --         --          --
                                                              ----------   --------   ---------
Balance at December 31......................................  $1,668,805   $194,229   $      --
                                                              ==========   ========   =========

2. RECONCILIATION OF ACCUMULATED DEPRECIATION:

    The following table reconciles Accumulated Depreciation from January 1, 1997 to December 31, 1999:

                                                                1999       1998       1997
                                                              --------   --------   ---------
Balance at January 1........................................  $ (4,287)  $    --    $      --
Additions...................................................   (10,340)   (4,287)          --
Dispositions................................................        --        --           --
                                                              --------   -------    ---------
Balance at December 31......................................  $(14,627)  $(4,287)   $      --
                                                              ========   =======    =========

                            STARWOOD FINANCIAL INC.

                   SCHEDULE IV--MORTGAGE LOANS ON REAL ESTATE

                            AS OF DECEMBER 31, 1999

                             (DOLLARS IN THOUSANDS)

                                                                      INTEREST ACCRUAL        INTEREST PAYMENT   FINAL MATURITY
TYPE OF LOAN/BORROWER                    DESCRIPTION/LOCATION              RATES                   RATES              DATE
---------------------                ----------------------------   --------------------      ----------------   --------------
Senior Mortgages
  Borrower A......................
                                     Retail, Chicago, IL                           8.88%               8.88%          1/1/04
  Borrower B(1)...................
                                     Office, San Diego, CA                 LIBOR + 1.50%       LIBOR + 1.50%        12/31/04
  Borrower C(1)...................
                                     Office, Dallas, TX                    LIBOR + 1.75%       LIBOR + 1.75%          9/8/01
  Borrower D......................
                                     Office, Dallas, TX                    LIBOR + 1.75%       LIBOR + 1.75%         8/24/04
  Borrower E(1)...................
                                     Retail, Concorde, CA                          7.75%               7.75%          9/1/09
  Borrower F......................
                                     Office/Residential, San
                                     Diego and San Francisco, CA           LIBOR + 3.25%       LIBOR + 3.25%        12/31/02
  Borrower G(1)...................
                                     Hotel/Residential/Land,
                                     Honolulu, HI                                 20.00%              18.00%         5/25/02
  Borrower G(1)...................
                                     Hotel/Residential/Land,
                                     Honolulu, HI                                 24.00%              20.00%         5/25/02
  Borrower H......................
                                     Office, Gaithersburg, MD              LIBOR + 3.50%       LIBOR + 2.00%        11/30/00
  Borrower I(1)...................
                                     Hotel/Conference Center,
                                     Rye Brook, NY                                10.30%              10.30%         3/31/07
  All other senior mortgages
  individually LESS THAN 3%.......
Subordinated Mortgages
  Borrower B(1)...................
                                     Office, San Diego, CA                        13.00%               8.00%        12/31/04
  Borrower D(1)...................
                                     Office, Dallas, TX                           15.00%       LIBOR + 2.12%         8/24/04
  Borrower E(1)...................
                                     Retail, Concorde, CA                          9.53%               9.53%          9/1/00
  Borrower E(1)...................
                                     Retail, Concorde, CA                         10.13%              10.13%         10/1/00
  Borrower J(1)...................
                                     Hotels, Various States                LIBOR + 5.80%       LIBOR + 5.80%         9/15/03
  Borrower K(1)...................
                                     Bonita Springs, FL                           17.00%              10.00%          3/1/01
  Borrower I(1)...................
                                     Hotel/Conference Center,
                                     Rye Brook, NY                                10.30%              10.30%         3/31/07
  All other subordinated mortgages
  individually LESS THAN 3%.......
Partnership Loans/Unsecured Notes
  Borrower J(1)...................
                                     Hotels, Various States                LIBOR + 5.37%       LIBOR + 5.37%         9/15/03
  Borrower L......................
                                     Office, Los Angeles, CA                      13.75%               9.00%        11/11/27

                                    PERIODIC                 FACE       CARRYING
                                    PAYMENT     PRIOR     AMOUNT OF    AMOUNT OF
TYPE OF LOAN/BORROWER               TERMS(3)   LIENS(2)     LOANS        LOANS
---------------------               --------   --------   ----------   ----------
Senior Mortgages
  Borrower A......................
                                    P&I        $     --   $ 109,734    $  109,292
  Borrower B(1)...................
                                    IO               --     105,000       105,000
  Borrower C(1)...................
                                    IO               --      97,123        94,354
  Borrower D......................
                                    IO               --      85,757        85,757
  Borrower E(1)...................
                                    P&I              --       9,853        10,203
  Borrower F......................

                                     P&I             --      65,160        64,297
  Borrower G(1)...................

                                     IO              --      52,609        52,313
  Borrower G(1)...................

                                     IO              --      12,079        11,995
  Borrower H......................
                                    P&I              --      62,326        63,085
  Borrower I(1)...................

                                     P&I             --      42,554        43,245
  All other senior mortgages
  individually LESS THAN 3%.......                   --     281,615       298,499
                                               --------   ----------   ----------
                                                     --     923,810       938,040
                                               --------   ----------   ----------
Subordinated Mortgages
  Borrower B(1)...................
                                    IO               --      29,000        26,448
  Borrower D(1)...................
                                    CF               --      29,539        30,423
  Borrower E(1)...................
                                    P&I              --      74,283        75,268
  Borrower E(1)...................
                                    P&I              --      35,512        34,557
  Borrower J(1)...................
                                    IO          108,100      40,000        39,771
  Borrower K(1)...................
                                    IO           17,700      54,231        53,568
  Borrower I(1)...................

                                     P&I             --      22,767        22,767
  All other subordinated mortgages
  individually LESS THAN 3%.......                   --     272,162       257,639
                                               --------   ----------   ----------
                                                125,800     557,494       540,141
                                               --------   ----------   ----------
Partnership Loans/Unsecured Notes
  Borrower J(1)...................
                                    IO          134,900      70,500        70,025
  Borrower L......................
                                    IO          174,500      65,593        65,397

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Portions of the Company's definitive proxy statement for the 2000 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Portions of the Company's definitive proxy statement for the 2000 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Portions of the Company's definitive proxy statement for the 2000 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Portions of the Company's definitive proxy statement for the 2000 annual meeting of the shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) and (d). Financial statements and schedules--see Index to Financial Statements and Schedules included in Item 8.

    (b) Reports on Form 8-K.

       None.

    (c) Exhibits--see index on following page.

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                               DOCUMENT DESCRIPTION
---------------------   ------------------------------------------------------------
          2.1           Agreement and Plan of Merger, dated as of June 15, 1999, by and among Starwood Financial Trust, ST Merger Sub, Inc. and
                        TriNet Corporate Realty Trust, Inc.****

          2.2           Agreement and Plan of Merger, dated as of June 15, 1999, by and among Starwood Financial Trust, Starwood Financial, Inc.
                        and to the extent described therein, TriNet Corporate Realty
                        Trust, Inc.****

          2.3           Agreement and Plan of Merger, dated as of June 15, 1999, by and among Starwood Financial Trust, SA Merger Sub, Inc., STW
                        Holdings I, Inc., the Stockholders named therein, Starwood
                        Capital Group, L.L.C. and, to the extent described therein,
                        TriNet Corporate Realty Trust, Inc.****

          3.1           Amended and Restated Charter of the Company (including the
                        Articles Supplementary for the Series A, B, C and D
                        Preferred Stock).

          3.2           Bylaws of the Company

          4.1           Amended and Restated Registration Rights Agreement dated
                        March 18, 1998 among Starwood Financial Trust and Starwood
                        Mezzanine Investors, L.P., SAHI Partners and SOFI-IV SMT
                        Holdings, L.L.C.**

          4.2           Investor Rights Agreement, dated as of December 15, 1998
                        among Starwood Financial Trust, a Maryland real estate
                        investment trust, Starwood Mezzanine Investors, L.P., a
                        Delaware limited partnership, SOFI-IV SMT Holdings, L.L.C., a Delaware limited liability company, B Holdings, L.L.C., a
                        Delaware limited liability company, and Lazard Freres Real
                        Estate Fund II, L.P., a Delaware limited partnership, Lazard
                        Freres Real Estate Offshore Fund II L.P., a Delaware limited
                        Partnership, and LF Mortgage REIT, a Maryland real estate
                        investment trust.***

4.3..........           Form of warrant certificates.***

          4.4           Form of stock certificate for the Company's Common Stock.

          4.5 Form of certificate for Series A Preferred Shares of beneficial interest.***

10.1.........           Starwood Financial Trust 1996 Share Incentive Plan.**

         10.2 Contribution Agreement dated as of February 11, 1998, between Starwood Financial Trust, Starwood Mezzanine
                        Investors, L.P. and Starwood Opportunity Fund IV, L.P.**

         10.3           Second Amended and Restated Shareholder's Agreement dated
                        March 18, 1998 among B Holdings, L.L.C., SAHI Partners,
                        Starwood Mezzanine Investors, L.P., SOFI-IV SMT Holdings,
                        L.L.C., and Starwood Financial Trust.**

         10.4           Securities Purchase Agreement, dated as of December 15,
                        1998, by and between Starwood Financial Trust, Lazard Freres
                        Real Estate Fund II, L.P., a Delaware limited partnership,
                        Lazard Freres Real Estate Offshore Fund II, L.P., a Delaware
                        limited partnership, and LF Mortgage REIT, a Maryland real estate investment trust.***

         10.5           Asset Purchase and Sale Agreement, dated as of December 15,
                        1998 by and between Lazard Freres Real Estate Fund, L.P., a
                        Delaware limited partnership, Lazard Freres Real Estate Fund
                        II, L.P., a Delaware limited partnership, Prometheus
                        Mid-Atlantic Holding, L.P., a Delaware limited partnership,
                        Pacific Preferred LLC, a New York limited liability company,
                        Atlantic Preferred II LLC, a New York limited liability
                        company, Indian Preferred LLC, a New York limited liability company and Prometheus Investment Holding, L.P., a Delaware limited partnership and Starwood Financial Trust.***

       EXHIBIT
       NUMBER                               DOCUMENT DESCRIPTION
---------------------   ------------------------------------------------------------
         10.6           Form of Advisor Lock-Up Agreement, dated as of June 15,
                        1999, among Greenhill & Co., LLC and each owner of interests in the Advisor*****

         10.7           Form of Option Standstill Agreement, dated as of June 15,
                        1999, among Starwood Financial Trust and each of George R.
                        Puskar, Willis Anderson, Jr., Stephen B. Oresman, Robert W.
                        Holman Jr. and John G. McDonald*****

         10.8           Form of Starwood Financial Trust Affiliate Lock-Up
                        Agreement, dated as of June 15, 1999, between Greenhill &
                        Co., LLC and each of B Holdings L.L.C., SOFI-IV SMT
                        Holdings, L.L.C. and Starwood Mezzanine Investors, L.P.*****

         10.9           Stock Purchase Agreement dated as of June 15, 1999 among Jay
                        Sugarman, Spencer B. Haber, A. William Stein and Robert
                        Holman, Jr.*****

        10.10           Amendment No. 1 to the Stock Purchase Agreement dated as of
                        July 26, 1999, which amends the Stock Purchase Agreement
                        dated as of June 15, 1999 among Jay Sugarman, Spencer B.
                        Haber, A. William Stein and Robert Holman, Jr.*****

        10.11           Shareholder Agreement, dated as of June 15, 1999, among
                        SOFI-IV SMT Holdings, L.L.C., Starwood Mezzanine Investors,
                        L.P., B Holdings, L.L.C. and TriNet Corporate Realty Trust,
                        Inc.*****

        10.12           First Amendment to Shareholder Agreement dated as of
                        July 15, 1999, which amends the Shareholder Agreement, dated as of June 15, 1999, among SOFI-IV SMT Holdings, L.L.C.,
                        Starwood Mezzanine Investors, L.P., B Holdings L.L.C. and
                        TriNet Corporate Realty Trust, Inc.*****

        10.13 Employment Agreement, dated as of May 20, 1999, by and between Starwood Financial Advisors, L.L.C. and Jay
                        Sugarman.

21.1.........           Subsidiaries of the Company.

EXPLANATORY NOTES:
------------------------

    * Incorporated by reference from the Company's Registration Statement on Form S-4 filed on May 12, 1998.

   ** Incorporated by reference from the Company's Annual Report on Form 10- K for the year ended December 31, 1997 filed on April 2, 1998.

  *** Incorporated by reference from the Company's Form 8-K filed on December 23, 1998.

 **** Incorporated by reference to the Company's Current Report on Form 8-K filed on June 22, 1999.

***** Incorporated by reference to the Company's Registration Statement on Form
      S-4 filed on August 25, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      STARWOOD FINANCIAL INC.
                                                      REGISTRANT

Date March 30, 2000                                   /s/ JAY SUGARMAN
                                                      ------------------------------------------------
                                                      Jay Sugarman
                                                      CHIEF EXECUTIVE OFFICER AND PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date March 30, 2000                /s/ BARRY S. STERNLICHT
                                   -------------------------------------------
                                   Barry S. Sternlicht
                                   CHAIRMAN OF THE BOARD OF DIRECTORS

Date March 30, 2000                /s/ JAY SUGARMAN
                                   -------------------------------------------
                                   Jay Sugarman
                                   CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR

Date March 30, 2000                /s/ SPENCER B. HABER
                                   -------------------------------------------
                                   Spencer B. Haber
                                   CHIEF FINANCIAL OFFICER, SECRETARY AND DIRECTOR
                                   (EXECUTIVE VICE PRESIDENT--FINANCE)

Date March 30, 2000                /s/ JEFFREY G. DISHNER
                                   -------------------------------------------
                                   Jeffrey G. Dishner
                                   DIRECTOR

Date March 30, 2000                /s/ JONATHAN D. EILIAN
                                   -------------------------------------------
                                   Jonathan D. Eilian
                                   DIRECTOR

Date March 30, 2000                /s/ MERRICK R. KLEEMAN
                                   -------------------------------------------
                                   Merrick R. Kleeman
                                   DIRECTOR

Date March 30, 2000                /s/ ROBIN JOSEPHS
                                   -------------------------------------------
                                   Robin Josephs
                                   DIRECTOR

Date March 30, 2000                /s/ WILLIAM M. MATTHES
                                   -------------------------------------------
                                   William M. Matthes
                                   DIRECTOR

Date March 30, 2000                /s/ KNEELAND C. YOUNGBLOOD
                                   -------------------------------------------
                                   Kneeland C. Youngblood
                                   DIRECTOR

Date March 30, 2000                /s/ WILLIS ANDERSEN JR.
                                   -------------------------------------------
                                   Willis Andersen Jr.
                                   DIRECTOR

Date March 30, 2000                /s/ MADISON F. GROSE
                                   -------------------------------------------
                                   Madison F. Grose
                                   DIRECTOR

Date March 30, 2000                /s/ ROBERT W. HOLMAN, JR.
                                   -------------------------------------------
                                   Robert W. Holman, Jr.
                                   DIRECTOR

Date March 30, 2000                /s/ JOHN G. MCDONALD
                                   -------------------------------------------
                                   John G. McDonald
                                   DIRECTOR

Date March 30, 2000                /s/ STEPHEN B. ORESMAN
                                   -------------------------------------------
                                   Stephen B. Oresman
                                   DIRECTOR

Date March 30, 2000                /s/ GEORGE R. PUSKAR
                                   -------------------------------------------
                                   George R. Puskar
                                   DIRECTOR

Date March 30, 2000                /s/ MICHAEL G. MEDZIGIAN
                                   -------------------------------------------
                                   Michael G. Medzigian
                                   DIRECTOR