Form 10-Q
period 2000-03-31
ISTAR FINANCIAL INC
filed 2000-05-15
CIK 1095651

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

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 1-10150
                           --------------------------

                             ISTAR FINANCIAL INC. *

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

    Indicate by check mark whether the registrant; (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 5, 2000, there were 85,279,088 shares of common stock of IStar Financial Inc., $0.001 par value per share outstanding ("Common Stock").

    * On November 4, 1999, the registrant completed a transaction in which its name was changed from Starwood Financial Trust to Starwood Financial Inc., it issued Common Stock in exchange for the class A and class B shares then outstanding, and the registrant listed its Common Stock on the New York Stock Exchange. Further, effective on April 30, 2000, the registrant changed its name to IStar Financial Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ISTAR FINANCIAL INC.
                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                         --------
PART I.    CONSOLIDATED FINANCIAL INFORMATION..........................      3
Item 1.    FINANCIAL STATEMENTS:
           CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2000 AND
             DECEMBER 31, 1999.........................................      3
           CONSOLIDATED STATEMENTS OF OPERATIONS--FOR THE THREE MONTHS
             ENDED MARCH 31, 2000 AND 1999.............................      4
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
             EQUITY--FOR THE THREE MONTHS ENDED MARCH 31, 2000.........      5
           CONSOLIDATED STATEMENTS OF CASH FLOWS--FOR THE THREE MONTHS
             ENDED MARCH 31, 2000 AND 1999.............................      6
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................      7
Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF
             OPERATIONS................................................     32

PART II.   OTHER INFORMATION...........................................     39
Item 1.    LEGAL PROCEEDINGS...........................................     39
Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS...................     39
Item 3.    DEFAULTS UPON SENIOR SECURITIES.............................     39
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     39
Item 5.    OTHER INFORMATION...........................................     39
Item 6.    EXHIBITS AND REPORTS ON FORM 8-K............................     39
           SIGNATURES..................................................     40

                              ISTAR FINANCIAL INC.

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

                                                                 AS OF         AS OF
                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                 ASSETS
Loans and other lending investments, net....................  $2,120,744     $2,003,506
Real estate subject to operating leases, net................   1,664,350      1,714,284
Cash and cash equivalents...................................      41,710         34,408
Restricted cash.............................................      11,256         10,195
Marketable securities.......................................          95          4,344
Accrued interest and operating lease income receivable......      17,624         16,211
Deferred operating lease income receivable..................       3,429          1,147
Deferred expenses and other assets..........................      37,081         29,074
Investment in IStar Operating Inc...........................         251            383
                                                              ----------     ----------
  Total assets..............................................  $3,896,540     $3,813,552
                                                              ==========     ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities....  $   52,154     $   54,773
Dividends payable...........................................       5,225         53,667
Debt obligations............................................   1,987,394      1,901,204
                                                              ----------     ----------
  Total liabilities.........................................   2,044,773      2,009,644
                                                              ----------     ----------
Commitments and contingencies...............................          --             --
Minority interests in consolidated entities.................       2,565          2,565
Shareholders' equity:
Series A Preferred Stock, $0.001 par value, liquidation
  preference $50.00 per share, 4,400,000 shares authorized
  and outstanding at March 31, 2000 and December 31, 1999,
  respectively..............................................           4              4
Series B Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 2,000,000 shares issued and
  outstanding at March 31, 2000 and December 31, 1999,
  respectively..............................................           2              2
Series C Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 1,300,000 shares issued and
  outstanding at March 31, 2000 and December 31, 1999,
  respectively..............................................           1              1
Series D Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 4,000,000 shares issued and
  outstanding at March 31, 2000 and December 31, 1999,
  respectively..............................................           4              4
Common Stock, $0.001 par value, 200,000,000 shares
  authorized, 85,279,088 and 84,985,392 shares issued and
  outstanding at March 31, 2000 and December 31, 1999,
  respectively..............................................          85             85
Warrants and options........................................      17,935         17,935
Accumulated other comprehensive income (losses).............          --           (229)
Additional paid in capital..................................   1,958,946      1,953,972
Retained earnings (deficit).................................     (87,230)      (129,992)
Treasury stock (at cost)....................................     (40,545)       (40,439)
                                                              ----------     ----------
  Total shareholders' equity................................   1,849,202      1,801,343
                                                              ----------     ----------
  Total liabilities and shareholders' equity................  $3,896,540     $3,813,552
                                                              ==========     ==========

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
REVENUE:
  Interest income...........................................  $ 60,083    $ 49,919
  Operating lease income....................................    46,272       3,727
  Other income..............................................     4,533       1,778
                                                              --------    --------
    Total revenue...........................................   110,888      55,424
                                                              --------    --------

COSTS AND EXPENSES:
  Interest expense..........................................    37,789      19,693
  Property operating costs..................................     3,325          --
  Depreciation and amortization.............................     9,009       1,365
  General and administrative................................     6,903         484
  Provision for possible credit losses......................     1,500       1,000
  Stock option compensation expense.........................       548          --
  Advisory fees.............................................        --       4,665
                                                              --------    --------
    Total costs and expenses................................    59,074      27,207
                                                              --------    --------
Net income before minority interest, gain on sale and
  extraordinary loss........................................    51,814      28,217
Minority interest in consolidated entities..................       (41)         --
Gain on sale of net lease assets............................       533          --
                                                              --------    --------
Net income before extraordinary loss........................    52,306      28,217
Extraordinary loss on early extinguishment of debt..........      (317)         --
                                                              --------    --------
Net income..................................................  $ 51,989    $ 28,217
                                                              ========    ========

Preferred dividend requirements.............................  $ (9,227)   $ (5,308)
                                                              --------    --------
Net income allocable to common shareholders.................  $ 42,762    $ 22,909
                                                              ========    ========
Basic earnings per common share(1)..........................  $   0.50    $   0.43
                                                              ========    ========
Diluted earnings per common share(1)........................  $   0.50    $   0.41
                                                              ========    ========
EXPLANATORY NOTE:

------------------------

(1) Net income per basic common share excludes 1% of net income allocable to the Company's class B shares prior to November 4, 1999. These shares were exchanged for Common Stock in connection with the TriNet acquisition and related transactions on November 4, 1999. As a result, the Company now has a single class of Common Stock outstanding.

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                                           ACCUMULATED
                                    SERIES A    SERIES B    SERIES C    SERIES D     COMMON    WARRANTS       OTHER
                                    PREFERRED   PREFERRED   PREFERRED   PREFERRED    STOCK       AND      COMPREHENSIVE   TREASURY
                                      STOCK       STOCK       STOCK       STOCK      AT PAR    OPTIONS       INCOME         STOCK
                                    ---------   ---------   ---------   ---------   --------   --------   -------------   ---------
Balance at December 31, 1999......  $      4    $      2    $      1    $      4    $     85   $ 17,935    $     (229)    $ (40,439)
Dividends declared - preferred
  stock...........................        --          --          --          --          --         --            --            --
Acquisition of ACRE Partners......        --          --          --          --          --         --            --            --
Restricted stock units issued to
  employees in lieu of cash
  bonuses.........................        --          --          --          --          --         --            --            --
Restricted stock units granted to
  employees.......................        --          --          --          --          --         --            --            --
Treasury stock....................        --          --          --          --          --         --            --          (106)
Change in accumulated other
  comprehensive income............        --          --          --          --          --         --           229            --
Net income for the period.........        --          --          --          --          --         --            --            --
                                    --------    --------    --------    --------    --------   --------    ----------     ---------
Balance at March 31, 2000.........  $      4    $      2    $      1    $      4    $     85   $ 17,935    $       --     $ (40,545)
                                    ========    ========    ========    ========    ========   ========    ==========     =========


                                    ADDITIONAL    RETAINED
                                      PAID-IN     EARNINGS
                                      CAPITAL     (DEFICIT)     TOTAL
                                    -----------   ---------   ----------
Balance at December 31, 1999......  $ 1,953,972   $(129,992)  $1,801,343
Dividends declared - preferred
  stock...........................           --      (9,227)      (9,227)
Acquisition of ACRE Partners......        3,637          --        3,637
Restricted stock units issued to
  employees in lieu of cash
  bonuses.........................        1,125          --        1,125
Restricted stock units granted to
  employees.......................          212          --          212
Treasury stock....................           --          --         (106)
Change in accumulated other
  comprehensive income............           --          --          229
Net income for the period.........           --      51,989       51,989
                                    -----------   ---------   ----------
Balance at March 31, 2000.........  $ 1,958,946   $ (87,230)  $1,849,202
                                    ===========   =========   ==========

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                2000         1999
                                                              ---------   -----------
Cash flows from operating activities:
Net income..................................................  $  51,989   $    28,217
Adjustments to reconcile net income to cash flows provided
  by operating activities:
  Minority interest.........................................         41            --
  Equity in (earnings) loss of unconsolidated joint ventures
    and subsidiaries........................................       (324)          105
  Depreciation and amortization.............................     11,134         2,905
  Amortization of discounts/premiums, deferred interest and
    costs on lending investments............................     (7,067)       (7,302)
  Distributions from operating joint ventures...............        952            --
  Straight-line operating lease income adjustments..........     (2,282)           --
  Realized (gains) losses on sales of securities............        229            --
  Gain on sale of net lease assets..........................       (533)           --
  Extraordinary loss on early extinguishment of debt........        317            --
  Provision for possible credit losses......................      1,500         1,000
  Changes in assets and liabilities:
    (Increase) decrease in restricted cash..................     (1,061)        1,553
    (Increase) decrease in accrued interest and operating
     lease income receivable................................     (1,413)          156
    Increase in deferred expenses and other assets..........     (2,895)         (411)
    Decrease in accounts payable, accrued expenses and other
     liabilities............................................     (4,756)       (3,707)
                                                              ---------   -----------
  Cash flows provided by operating activities...............     45,831        22,516
                                                              ---------   -----------
Cash flows from investing activities:
New loan or investment originations/acquisitions............   (211,925)     (154,318)
Principal fundings on existing loan commitments.............    (16,542)       (7,127)
Net proceeds from sale of net lease assets..................     45,291            --
Repayments of and principal collections from loans and other
  lending investments.......................................    121,803        56,668
Net investments in and advances to unconsolidated joint
  ventures..................................................       (668)           --
Capital expenditures on real estate subject to operating
  leases....................................................     (1,858)           --
                                                              ---------   -----------
  Cash flows used in investing activities...................    (63,899)     (104,777)
                                                              ---------   -----------
Cash flows from financing activities:
Net borrowings under revolving credit facilities............     65,177        87,148
Borrowings under term loans.................................     30,000        29,717
Repayments under term loans.................................     (9,726)           --
Repayments under repurchase agreements......................       (119)         (453)
Common dividends paid.......................................    (48,441)      (21,704)
Preferred dividends paid....................................     (9,144)         (929)
Minority interest...........................................        (41)           --
Extraordinary loss on early extinguishment of debt..........       (317)           --
Payment for deferred financing costs........................     (1,913)       (4,813)
Purchase of treasury stock..................................       (106)           --
Proceeds from exercise of options...........................         --           722
                                                              ---------   -----------
  Cash flows provided by financing activities...............     25,370        89,688
                                                              ---------   -----------
Increase in cash and cash equivalents.......................      7,302         7,427
Cash and cash equivalents at beginning of period............     34,408        10,110
                                                              ---------   -----------
Cash and cash equivalents at end of period..................  $  41,710   $    17,537
                                                              =========   ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..................  $  36,850   $    18,797
                                                              =========   ===========

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND BUSINESS

    ORGANIZATION--IStar Financial Inc.(1) (the "Company") began its business in 1993 through private investment funds (collectively, the "Starwood Investors") formed to capitalize on inefficiencies in the real estate finance market. In March 1998, these funds contributed their approximately $1.1 billion of assets to the Company's predecessor, Starwood Financial Trust, in exchange for a controlling interest in that company. Since that time, the Company has grown by originating new lending and leasing transactions, as well as through corporate acquisitions. Specifically, in September 1998, the Company acquired the loan origination and servicing business of a major insurance company, and in December 1998, the Company acquired the mortgage and mezzanine loan portfolio of its largest private competitor. Additionally, in November 1999, the Company acquired TriNet Corporate Realty Trust, Inc. ("TriNet"), the largest publicly traded company specializing in the net leasing of corporate office and industrial facilities. The TriNet acquisition was structured as a stock-for-stock merger of TriNet with a subsidiary of the Company. Concurrent with the TriNet acquisition, the Company also acquired its external advisor (the "Advisor Transaction") in exchange for shares of common stock, $0.001 par value, of the Company ("Common Stock"), and converted its organizational form to a Maryland corporation (the "Incorporation Merger"). As part of the conversion to a Maryland corporation, the Company replaced its dual class common share structure with a single class of Common Stock. The Company's Common Stock began trading on the New York Stock Exchange under the symbol "SFI" in November 1999.

    During 1993 through 1997, the Company did not qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). However, pursuant to a closing agreement with the Internal Revenue Service (the "IRS") obtained in March 1998, the Company was eligible and elected to be taxed as a REIT for the taxable year beginning January 1, 1998.

    BUSINESS--The Company believes it is the largest publicly traded finance company in the United States focused exclusively on the commercial real estate industry. The Company, which is taxed as a real estate investment trust, provides structured mortgage, mezzanine and lease financing through its nationwide origination, acquisition and servicing platform. The Company's investment strategy targets specific sectors of the real estate credit markets in which it can deliver value-added, flexible financial solutions to its customers, thereby differentiating its financial products from those offered by other capital providers.

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

EXPLANATORY NOTE:
------------------------------

(1) As more fully discussed in Note 4, on November 4, 1999, the Company changed its form and became a corporation under Maryland law and changed its name from Starwood Financial Trust to Starwood Financial Inc. Further, effective on April 30, 2000, the registrant changed its name to IStar Financial Inc.

                              ISTAR FINANCIAL INC.

NOTE 2--BASIS OF PRESENTATION

    The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The Consolidated Financial Statements include the accounts of the Company, its qualified REIT subsidiaries, and its majority-owned and controlled partnership. Certain third-party mortgage servicing operations are conducted through IStar Operating Inc. ("IStar Operating"), a taxable corporation which is not consolidated with the Company for financial reporting or income tax purposes. The Company owns all of the preferred stock and a 95% economic interest in IStar Operating, which is accounted for under the equity method for financial reporting purposes. In addition, the Company has an investment in TriNet Management Operating Company, Inc. ("TMOC"), a taxable noncontrolled subsidiary of the Company, which is also accounted for under the equity method. Further, certain other investments in partnerships or joint ventures which the Company does not control are also accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

    In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the Company's financial condition at March 31, 2000 and December 31, 1999 and the results of its operations, changes in shareholders' equity and its cash flows for the three-month periods ended March 31, 2000 and 1999, respectively. Such operation results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

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

    REAL ESTATE SUBJECT TO OPERATING LEASES AND DEPRECIATION--Real estate subject to operating leases is generally recorded at cost. Certain improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance items are expensed as incurred. The Company capitalizes interest costs incurred during the land development or construction period on qualified development projects including investments in joint ventures accounted for under the equity method. Depreciation is computed using the straight line method of cost recovery over estimated useful lives of 40.0 years for buildings, seven years for furniture and equipment, the shorter of the remaining lease term or expected life for tenant improvements, and the remaining life of the building for building improvements.

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

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

    MARKETABLE SECURITIES--From time to time, the Company invests excess working capital in marketable securities such as those issued by the Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA), and Federal Home Loan Mortgage Corporation (FHLMC). Although the Company generally intends to hold such investments for investment purposes, it may, from time to time, sell any of its investments in these securities as part of its management of liquidity. Accordingly, the Company considers such investments as "available-for-sale" and reflects such investments at fair market value with changes in fair market value reflected as a component of shareholders' equity.

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

    REVENUE RECOGNITION--The Company's revenue recognition policies are as follows:

    LOANS AND OTHER LENDING INVESTMENTS: The Company generally intends to hold all of its loans and other lending investments to maturity. Accordingly, it reflects all of these investments at amortized cost less allowance for loan losses, acquisition premiums or discounts, deferred loan fees and undisbursed loan funds. The Company may acquire loans at either premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. If loans that were acquired at a premium or discount are prepaid, the Company immediately recognizes the unamortized premium or discount as a decrease or increase in the prepayment gain or loss, respectively. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as a yield adjustment. Interest income is recognized using the effective interest method applied on a loan-by-loan basis.

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

    PROVISION FOR POSSIBLE CREDIT LOSSES--The Company's accounting policies require that an allowance for estimated credit losses be maintained at a level that management, based upon an evaluation of known and inherent risks in the portfolio, considers adequate to provide for possible credit losses. Specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) for estimated losses, exceeds the fair value of collateral less disposition costs on an individual loan basis. Management considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Management measures these impaired loans at the fair value of the loans' underlying collateral less estimated disposition costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan, however, these loans are placed on non-accrual status at such time that the loans either: (i) become 90 days delinquent; or (ii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment. While on non-accrual status, interest income is recognized only upon actual receipt. Impairment losses are recognized as direct write-downs of the related loan with a corresponding charge to the provision for possible credit losses. Charge-offs occur when loans, or a portion thereof, are considered uncollectible and of such little value that further pursuit of collection is not warranted. Management's periodic evaluation of the allowance for possible credit losses is based upon an analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality and other relevant factors.

    INCOME TAXES--The Company did not qualify as a REIT from 1993 through 1997; however, it did not incur any material tax liabilities as a result of its operations. See Note 10 to the Consolidated Financial Statements for more information.

    As confirmed in a closing agreement with the IRS obtained in March 1998, the Company was eligible and elected to be taxed as a REIT for its tax year beginning January 1, 1998. As a REIT, the Company will be subject to federal income taxation at corporate rates on its REIT taxable income; however, the Company is allowed a deduction for the amount of dividends paid to its stockholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. IStar Operating and TMOC are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in IStar Operating and TMOC.

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

    NEW ACCOUNTING STANDARDS--In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131")

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Company adopted the requirements of this pronouncement in its financial statements beginning with its reporting for fiscal 1999. As of March 31, 2000, the Company maintains two basic business segments for reporting purposes: real estate lending and credit tenant leasing.

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

NOTE 4--CAPITAL TRANSACTIONS

    PRIOR TRANSACTIONS WITH AFFILIATES--Through a series of transactions beginning in November 1993 and through March 18, 1998, the date of the Recapitalization Transactions described in the following section, Starwood Mezzanine Investors, L.P. ("Starwood Mezzanine") and certain other affiliates (collectively, the "Starwood Investors") had acquired controlling interests in the Company represented by an aggregate of 874,016 class A shares, or 69.46% of the then total class A shares outstanding, and 629,167 class B shares, representing 100% of the then total class B shares outstanding. Together, the class A and class B shares held by the Starwood Investors represented 79.64% of the voting interests of the Company.

    During the quarter ended March 31, 1998, the Company consummated certain transactions and entered into agreements which significantly recapitalized and expanded its capital resources, as well as modified future operations, including those described herein below in "Recapitalization Transactions" and "Advisor Transaction."

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

                              ISTAR FINANCIAL INC.

NOTE 4--CAPITAL TRANSACTIONS (CONTINUED)
    On March 18, 1998, each outstanding unit held by Starwood Mezzanine was exchanged for one class A share of the Company and, concurrently, the partnership was liquidated through a distribution of its net assets to the Company, its then sole partner.

    Simultaneously, Starwood Mezzanine contributed various real estate loan investments to the Company in exchange for 9,191,333 class A shares and $25.5 million in cash, as adjusted. Starwood Opportunity Fund IV, L.P., one of the Starwood Investors ("SOF IV"), contributed loans and other lending investments, $17.9 million in cash and certain letters of intent in exchange for 41,179,133 class A shares of the Company and a cash payment of $324.3 million. Concurrently, the holders of the class B shares who were affiliates of the Starwood Investors acquired 25,565,979 additional class B shares sufficient to maintain existing voting preferences pursuant to the Company's Amended and Restated Declaration of Trust. Immediately after these transactions, the Starwood Investors owned approximately 99.27% of the outstanding class A shares of the Company and 100% of the class B shares. Assets acquired from Starwood Mezzanine have been reflected using step acquisition accounting at predecessor basis adjusted to fair value to the extent of post-transaction third-party ownership. Assets acquired from SOF IV have been reflected at their fair market value.

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

    The Advisory Agreement had an initial term of three years subject to automatic renewal for one-year periods unless the Company had been liquidated or a Termination Event (as defined in the Advisory Agreement and which generally included violations of the Advisory Agreement by the Advisor, a

                              ISTAR FINANCIAL INC.

NOTE 4--CAPITAL TRANSACTIONS (CONTINUED) bankruptcy event of the Advisor or the imposition of a material liability on the Company as a result of the Advisor's bad faith, willful misconduct, gross negligence or reckless disregard of duties) had occurred and was continuing. In addition, the Advisor could have terminated the Advisory Agreement on 60 days' written notice to the Company and the Company could have terminated the Advisory Agreement upon 60 days' written notice if a Termination Event had occurred or if the decision to terminate were based on affirmative vote of the holders of two thirds or more of the voting shares of the Company at the time outstanding.

    Prior to the transactions described below through which, among other things, the Company became internally-managed, the Company was dependent on the services of the Advisor and its officers and employees for the successful execution of its business strategy.

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

    ADVISOR TRANSACTION--Contemporaneously with the consummation of the TriNet acquisition, the Company acquired 100% of the interests in the Advisor in exchange for total consideration of four million shares of Common Stock. For accounting purposes, the Advisor Transaction was not considered the acquisition of a "business" in applying Accounting Principles Board Opinion No. 16, "Business Combinations" and, therefore, the market value of the Common Stock issued in excess of the fair value of the net tangible assets acquired of approximately $94.5 million was charged to operating income as a one-time item in the fourth quarter of 1999, rather than capitalized as goodwill.

    INCORPORATION MERGER--Prior to the consummation of the TriNet acquisition and the Advisor Transaction, the Company changed its form from a Maryland trust to a Maryland corporation in the Incorporation

                              ISTAR FINANCIAL INC.

NOTE 4--CAPITAL TRANSACTIONS (CONTINUED)
Merger, which technically involved a merger of the Company with a wholly-owned subsidiary formed solely to effect such merger. In the Incorporation Merger, the class B shares were converted into shares of Common Stock on a 49-for-one basis (the same ratio at which class B shares were previously convertible into class A shares), and the class A shares were converted into shares of Common Stock on a one-for-one basis. As a result, the Company no longer has multiple classes of common shares. The Incorporation Merger was treated as a transfer of assets and liabilities under common control. Accordingly, the assets and liabilities transferred from Starwood Financial Trust to Starwood
Financial Inc. were reflected at their predecessor basis and no gain or loss was recognized.

    The Company declared and paid a special dividend of one million shares of its Common Stock payable pro rata to all holders of record of its Common Stock following completion of the Incorporation Merger, but prior to the effective time of the TriNet acquisition and the Advisor Transaction.

    PRO FORMA INFORMATION--The summary unaudited pro forma consolidated statement of operations for the three-month period ended March 31, 1999 is presented as if the following transactions, consummated in November 1999, had occurred on January 1, 1999: (i) the TriNet acquisition; (ii) the Advisor Transaction; and (iii) the borrowing necessary to consummate the aforementioned transactions. The unaudited pro forma information is based upon the historical consolidated results of operations of the Company and TriNet for the three-month period ended March 31, 1999, after giving effect to the events described above.

                              ISTAR FINANCIAL INC.

NOTE 4--CAPITAL TRANSACTIONS (CONTINUED)
                                   PRO FORMA
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                FOR THE THREE
                                                                 MONTHS ENDED
                                                                MARCH 31, 1999
                                                              ------------------
                                                                 (UNAUDITED)
REVENUE:
  Interest income...........................................       $ 52,089
  Operating lease income....................................         47,275
  Other income..............................................          2,127
                                                                   --------
    Total revenue...........................................        101,491
                                                                   --------

EXPENSES:
  Interest expense..........................................         32,830
  Property operating costs..................................          2,897
  Depreciation and amortization.............................          9,010
  General and administrative................................          5,241
  Provision for possible credit losses......................          1,000
  Stock option compensation expense.........................            549
                                                                   --------
    Total expenses..........................................         51,527
                                                                   --------
  Income before minority interest...........................         49,964
  Minority interest in consolidated entities................            (41)
                                                                   --------
  Net income from continuing operations.....................       $ 49,923
  Preferred dividend requirements...........................         (9,227)
                                                                   --------
  Net income from continuing operations allocable to common
    shareholders............................................       $ 40,696
                                                                   ========

  BASIC EARNINGS PER SHARE:
  Basic earnings per common share...........................       $   0.47
                                                                   ========
  Weighted average number of common shares outstanding......         87,245
                                                                   ========

    Investments and dispositions are assumed to have taken place as of January 1, 1999; however, loan originations and acquisitions are not reflected in these pro forma numbers until the actual origination or acquisition date by the Company. General and administrative costs represent estimated expense levels as an internally-managed Company.

    The pro forma financial information is not necessarily indicative of what the consolidated results of operations of the Company would have been as of and for the periods indicated, nor does it purport to represent the results of operations for future periods.

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--LOANS AND OTHER LENDING INVESTMENTS

    The following is a summary description of the Company's loans and other lending investments (in thousands):

                                                                                                      CARRYING VALUE AS OF
                                                            # OF        ORIGINAL      PRINCIPAL    --------------------------
                                                          BORROWERS    COMMITMENT     BALANCES      MARCH 31,    DECEMBER 31,
    TYPE OF INVESTMENT        UNDERLYING PROPERTY TYPE    IN CLASS       AMOUNT      OUTSTANDING      2000           1999
---------------------------  ---------------------------  ---------   ------------   -----------   -----------   ------------
                                                                                                   (UNAUDITED)
Senior Mortgages             Office/Hotel/Mixed Use/          19       $  975,493    $  880,989    $  880,904     $  938,040
                             Apartment/Retail/Resort

Subordinated Mortgages (4)   Office/Hotel/Mixed Use/          18          580,835       544,192       527,493        540,441
                             Retail/Conference Center

Partnership Loans/Unsecured  Office/Hotel/Residential/Land     14         408,273       400,685       398,312        309,768
  Notes

Loan Participations          Office/Retail                     4          168,747       133,031       132,886        152,782

Other Lending Investments    Real Estate-Related             N/A              N/A           N/A       190,149         69,975
                             Securities/Ventures
                                                                                                   ----------     ----------
Gross Carrying Value                                                                               $2,129,744     $2,011,006
Provision for Possible                                                                                       )              )
  Credit Losses                                                                                        (9,000         (7,500
                                                                                                   ----------     ----------
Total, Net                                                                                         $2,120,744     $2,003,506
                                                                                                   ==========     ==========


                               EFFECTIVE                                                         PRINCIPAL   PARTICI-
                               MATURITY       CONTRACTUAL INTEREST      CONTRACTUAL INTEREST     AMORTIZ-     PATION
    TYPE OF INVESTMENT           DATES          PAYMENT RATES(1)          ACCRUAL RATES(3)         ATION     FEATURES
---------------------------  -------------   -----------------------   -----------------------   ---------   --------

Senior Mortgages             2000 to 2009    Fixed: 7.28% to 18.00%    Fixed: 7.28% to 20.00%      Yes (2)    Yes (3)
                                             Variable: LIBOR + 1.25%   Variable: LIBOR + 1.25%
                                             to 5.00%                  to 5.00%
Subordinated Mortgages (4)   2000 to 2007    9.53% to 15.25%           9.53% to 17.00%             Yes (2)    Yes (3)
                                             Variable: LIBOR + 4.50%   Variable: LIBOR + 4.00%
                                             to 5.80%                  to 5.80%
Partnership Loans/Unsecured  2000 to 2028    8.00% to 15.00%           8.50% to 17.50%             Yes        Yes (3)
  Notes                                      Variable: LIBOR + 5.37%   Variable: LIBOR + 5.37%
                                             to 7.50%                  to 7.50%
Loan Participations          2000 to 2005    Fixed: 10.00% to 13.60%   Fixed: 10.00% to 13.60%     No         Yes (3)
                                             Variable: LIBOR + 4.00%   Variable: LIBOR + 4.00%
                                             to 6.00%                  to 6.00%
Other Lending Investments    2002 and 2007   Fixed: 10.00% to 12.75%   Fixed: 10.00% to 12.75%     No         No
Gross Carrying Value
Provision for Possible
  Credit Losses
Total, Net

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

(4) As of March 31, 2000 and December 31, 1999, the unfunded commitment amount on one of the Company's construction loans, included in subordinated mortgages, was $8.9 million and $16.2 million, respectively.

                              ISTAR FINANCIAL INC.

NOTE 5--LOANS AND OTHER LENDING INVESTMENTS (CONTINUED)

    During the three-month periods ended March 31, 2000 and 1999, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $211.9 million and $152.1 million in loans and other lending investments, funded $16.5 million and $7.1 million under existing loan commitments and received principal repayments of $117.6 million and $56.7 million.

    The Company has reflected additional provisions for possible credit losses of approximately $1.5 million and $1.0 million in its results of operations during the three months ended March 31, 2000 and 1999, respectively. There was no other activity in the Company's reserve balances during this period. These provisions represent portfolio reserves based on management's evaluation of general market conditions, the Company's and industry loss experience, likelihood of delinquencies or defaults and the underlying collateral. No direct impairment reserves on specific loans were considered necessary. Management may transfer reserves between general and specific reserves as considered necessary.

NOTE 6--REAL ESTATE SUBJECT TO OPERATING LEASES

    The Company's investments in real estate subject to operating leases, at cost, were as follows (in thousands):

                                                       MARCH 31,    DECEMBER 31,
                                                         2000           1999
                                                      -----------   ------------
                                                      (UNAUDITED)
Buildings and improvements..........................  $1,346,564     $1,390,933
Land and land improvements..........................     271,367        277,872
Less accumulated depreciation.......................     (13,737)       (14,627)
                                                      ----------     ----------
                                                       1,604,194      1,654,178
Investments in unconsolidated joint ventures........      60,156         60,106
                                                      ----------     ----------
      Real estate subject to operating leases,
        net.........................................  $1,664,350     $1,714,284
                                                      ==========     ==========

    Under certain leases, the Company receives additional participating lease payments to the extent gross revenues of the tenant exceed a base amount. The Company earned no such additional participating lease payments in the three-month period ended March 31, 2000.

    At March 31, 2000, the Company had investments in five joint ventures:
(i) TriNet Sunnyvale Partners L.P. ("Sunnyvale") whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant;
(ii) Corporate Technology Associates LLC ("CTC I") whose external member is Corporate Technology Centre Partners LLC; (iii) Sierra Land Ventures ("Sierra"), whose external joint venture partner is Sierra-LC Land, Ltd.; (iv) Corporate Technology Centre Associates II LLC ("CTC II") whose external joint venture member is Corporate Technology Centre Partners II LLC; and (v) TriNet Milpitas Associates, LLC ("Milpitas") whose external member is The Prudential Insurance Company of America, for the purpose of operating, acquiring and in certain cases, developing properties. Effective November 22, 1999, the joint venture partners, who are affiliates of Whitehall Street Real Estate Limted Partnership, IX and The Goldman Sachs Group L.P. (the "Whitehall Group") in W9/TriNet Poydras, LLC ("Poydras") elected to exercise their right under the partnership agreement, which was accelerated as a result of the TriNet acquisition, to exchange all of their membership units for 350,746 shares of Common Stock of the Company and a $767,000 distribution of available cash. As a consequence, Poydras is now wholly owned and is reflected on a consolidated basis in these financial statements.

                              ISTAR FINANCIAL INC.

NOTE 6--REAL ESTATE SUBJECT TO OPERATING LEASES (CONTINUED)
    At March 31, 2000, the ventures comprised 25 net leased facilities totaling
1.7 million square feet, 18.3 acres of land under development and 28.4 acres of land held for development and sale. The Company's combined investment in these joint ventures at March 31, 2000 was $60.2 million. The joint ventures' purchase price for the 25 operating facilities owned at March 31, 2000 was $269.9 million. The purchase price of the land, both under development, or held for development, was approximately $38.6 million. In the aggregate, the joint ventures had total assets of $343.3 million, total liabilities of $261.4 million, and net income of $0.7 million. The Company accounts for these investments under the equity method because its joint venture partners have certain participating rights which limit the Company's control. The Company's investments in and advances to unconsolidated joint ventures, its percentage ownership interests, its respective income and pro rata share of third-party debt as of March 31, 2000 are presented below (in thousands):

                                                                ACCRUED                   JOINT
    UNCONSOLIDATED      OWNERSHIP      EQUITY       NOTES       INTEREST      TOTAL      VENTURE    INTEREST    TOTAL
    JOINT VENTURE           %        INVESTMENT   RECEIVABLE   RECEIVABLE   INVESTMENT    INCOME     INCOME     INCOME
----------------------  ----------   ----------   ----------   ----------   ----------   --------   --------   --------
Operating:
  Sunnyvale...........      44.7%     $ 13,616     $     --     $     --     $ 13,616    $    310   $    --    $    310
  CTC II..............      50.0%        4,320       21,205        4,790       30,315        (273)    1,312       1,039
  Milpitas............      50.0%       20,647           --           --       20,647         629        --         629
Development:
  Sierra..............      50.0%        5,354           --           --        5,354        (155)       --        (155)
  CTC I...............      50.0%       16,219           --           --       16,219         (55)       --         (55)
                                      --------     --------     --------     --------    --------   -------    --------
    Total                             $ 60,156     $ 21,205        4,790     $ 86,151    $    456   $ 1,312    $  1,768
                                      ========     ========     ========     ========    ========   =======    ========

                         PRO RATA
                         SHARE OF
    UNCONSOLIDATED      THIRD-PARTY
    JOINT VENTURE          DEBT
----------------------  -----------
Operating:
  Sunnyvale...........   $  7,416
  CTC II..............      8,240
  Milpitas............     41,011
Development:
  Sierra..............      2,588
  CTC I...............     35,390
                         --------
    Total                $ 94,645
                         ========

    At March 31, 2000 the Company was the guarantor for 50% of CTC I's
$70.8 million construction loan. Additionally, if the Company agrees with its joint venture partner to commence the development of phase II of the project. As a result, it has an additional commitment to fund further development costs in the amount of approximately $10.0 million. This amount will vary depending upon the amount of senior third-party financing obtained.

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

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--DEBT OBLIGATIONS

    As of March 31, 2000 and December 31, 1999, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

                                    MAXIMUM        CARRYING VALUE AS OF                 STATED                   SCHEDULED
                                     AMOUNT      MARCH 31,    DECEMBER 31,             INTEREST                   MATURITY
                                   AVAILABLE       2000           1999                  RATES                       DATE
                                   ----------   -----------   -------------   --------------------------   ----------------------
                                                (UNAUDITED)
SECURED REVOLVING CREDIT
  FACILITIES:
    Line of credit...............  $  675,000   $  649,249     $  592,984           LIBOR + 1.50%               March 2001
    Line of credit...............     500,000      203,964        169,952      LIBOR + 1.50% - 1.75%(1)       August 2002(1)
                                   ----------   ----------     ----------
    Total secured revolving         1,175,000      853,213        762,936
     credit facilities...........

UNSECURED REVOLVING CREDIT
  FACILITIES:
    Line of credit...............     350,000      144,600        186,700           LIBOR + 1.55%                May 2001
    Line of credit...............      50,000       17,000             --       LIBOR + 2.00% - 2.25%          January 2002
                                   ----------   ----------     ----------
    Total revolving credit         $1,575,000    1,014,813        949,636
     facilities..................
                                   ==========
SECURED TERM LOANS:
    Secured by real estate under operating         152,865        153,618               7.44%                   March 2009
     leases..................................
    Secured by senior and subordinate              109,062        109,398           LIBOR + 1.00%               August 2000
     mortgage investments....................
    Secured by senior mortgage investment....       90,623         90,902           LIBOR + 1.00%               August 2000
    Secured by mezzanine investment..........       30,000             --           LIBOR + 3.50%                June 2000
    Secured by real estate under operating          78,610         78,610           LIBOR + 1.38%                June 2001
     leases..................................
    Secured by real estate under operating          64,925         73,279       Fixed: 6.00% + 11.30%               (3)
     leases..................................                                  Variable: LIBOR + 1.00%
    Secured by senior mortgage investment....       54,000         54,000         LIBOR + 1.75% (2)             May 2000(2)
                                                ----------     ----------
    Total term loans.........................      580,085        559,807
    Less debt discounts......................         (388)          (521)
                                                ----------     ----------
    Total secured term loans.................      579,697        559,286

UNSECURED NOTES:
    6.75% Dealer Remarketable Securities           125,000        125,000               6.75%                   March 2013
     (4).....................................
    7.30% Notes..............................      100,000        100,000               7.30%                   March 2001
    7.70% Notes..............................      100,000        100,000               7.70%                    July 2017
    7.95% Notes..............................       50,000         50,000               7.95%                    May 2006
                                                ----------     ----------
    Total unsecured notes....................      375,000        375,000
    Less debt discount (5)...................      (20,756)       (21,481)
                                                ----------     ----------
    Total unsecured notes....................      354,244        353,519
OTHER DEBT OBLIGATIONS.......................       38,640         38,763              Various                    Various
                                                ----------     ----------
TOTAL DEBT OBLIGATIONS.......................   $1,987,394     $1,901,204
                                                ==========     ==========

EXPLANATORY NOTES:
----------------------------------

(1) On February 4, 2000, the Company extended the term of its $500.0 million facility to August 2002 and increased pricing under the facility to LIBOR + 1.50% to 1.75%.

(2) Based on a 12-month LIBOR contract currently at 5.317%, repricing in May 2000. Subsequent to quarter end, the Company extended its $54.0 million term loan to November 2000.

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

                              ISTAR FINANCIAL INC.

NOTE 7--DEBT OBLIGATIONS (CONTINUED)

    Availability of amounts under the secured revolving credit facilities are based on percentage borrowing base calculations. Except as indicated above, all debt obligations are based on 30-day LIBOR and reprice monthly.

    Certain of the Leasing Subsidiary's debt obligations contain financial covenants pertaining to the subsidiary. Such obligations also establish restrictions on certain intercompany transactions between the Leasing Subsidiary and other Company affiliates. Further, such obligations also provide for a limit on distributions from the Leasing Subsidiary at 85% of cash flow from operations on a rolling four-quarter basis.

    On January 31, 2000, the Company closed a new unsecured revolving credit facility. The facility is led by a major commercial bank, which has committed $50.0 million of the facility amount and intends to increase the facility to $100.0 million through syndication. The new facility has a two-year primary term and one-year extension at the Company's option, and bears interest at LIBOR plus 2.00% to 2.25%, depending upon certain conditions.

    On February 4, 2000, the Company extended the term of its existing $500.0 million secured credit facility. The Company extended the original August 2000 maturity date to August 2002, through a one-year extension to the facility's draw period and an additional one-year "term out" period during which outstanding principal amortizes 25% per quarter. In connection with the extension, the Company and the facility lender also expanded the range of assets that the lender would accept as collateral under the facility. In exchange for the extension and expansion, the Company agreed to increase the facility's interest rate from LIBOR plus 1.25% to 1.50%, to a revised rate of LIBOR plus 1.50% to 1.75%, depending upon certain conditions.

    During the three-month period ended March 31, 2000, the Company incurred an extraordinary loss of approximately $0.3 million as a result of the early retirement of certain debt obligations of its Leasing Subsidiary.

    Future maturities of outstanding long-term debt obligations are as follows (in thousands):

2000 (remaining nine months)................................  $  298,745
2001........................................................   1,176,423
2002........................................................      32,256
2003........................................................          --
2004........................................................      36,296
Thereafter..................................................     464,818
                                                              ----------
Total principal maturities..................................   2,008,538
Net unamortized debt (discounts)/premiums...................     (21,144)
                                                              ----------
Total debt obligations......................................  $1,987,394
                                                              ==========

NOTE 8--STOCKHOLDERS' EQUITY

    Prior to November 4, 1999, the Company was authorized to issue
105.0 million shares, representing 70.0 million class A shares and 35.0 million class B shares, with a par value of $1.00 and $0.01 per share, respectively. Class B shares were required to be issued by the Company in an amount equal to one half of the number of class A shares outstanding. Class A and class B shares were each entitled to one vote per

                              ISTAR FINANCIAL INC.

NOTE 8--STOCKHOLDERS' EQUITY (CONTINUED) share with respect to the election of directors and other matters. Pursuant to the Declaration of Trust, the class B shares were convertible at the option of the class B shareholders into class A shares on the basis of 49 class B shares for one class A share. However, the holder of class B shares had agreed with the Company that it would not convert the class B shares into class A shares without the approval of a majority of directors that were not affiliated with such holder. All distributions of cash were made 99% to the holders of class A shares and 1% to the holders of class B shares.

    On December 15, 1998, for an aggregate purchase price of $220.0 million, the Company issued 4.4 million shares of Series A Preferred Stock and warrants to acquire 6.1 million common shares of Common Stock, as adjusted for dilution, at $35.00 per share. The warrants are exercisable on or after December 15, 1999 at a price of $35.00 per share and expire on December 15, 2005. The proceeds were allocated between the two securities issued based on estimated relative fair values.

    As more fully described in Note 4, the Company consummated a series of transactions on November 4, 1999, in which its class A and class B shares were exchanged into a single class of Common Stock. The Company's charter now provides for the issuance of up to 200.0 million shares of Common Stock, par value $0.001 per share, and 30.0 million shares of preferred stock. As part of these transactions, the Company adopted articles supplementary creating four series of preferred stock designated as 9.5% Series A Cumulative Redeemable Preferred Stock, consisting of 4.4 million shares, 9.375% Series B Cumulative Redeemable Preferred Stock, consisting of 2.3 million shares, 9.20% Series C Cumulative Redeemable Preferred Stock, consisting of approximately 1.5 million shares, and 8.0% Series D Cumulative Redeemable Preferred Stock, consisting of
4.6 million shares. The Series B, C and D Cumulative Redeemable Preferred Stock were issued in the TriNet acquisition in exchange for similar issuances of TriNet stock then outstanding. The Series A, B, C and D Cumulative Redeemable Preferred Stock are redeemable without premium at the option of the Company at their respective liquidation preferences beginning on December 15, 2003, June 15, 2001, August 15, 2001 and October 8, 2002, respectively.

    STOCK REPURCHASE PROGRAM: The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of March 31, 2000 and December 31, 1999, the Company had repurchased approximately 2.3 million shares, at an aggregate cost of approximately $40.5 and $40.4 million, respectively.

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

                              ISTAR FINANCIAL INC.

NOTE 9--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS (CONTINUED)
    USE OF DERIVATIVE FINANCIAL INSTRUMENTS--The Company's use of derivative financial instruments is primarily limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposure. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The counterparties to these contractual arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of nonperformance by these counterparties. However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet their obligations.

    The Company has entered into LIBOR interest rate caps struck at 9.00%, 7.50% and 7.50% in notional amounts of $300.0 million, $40.4 million and $38.3 million, respectively, which expire in March 2001, January 2001 and June 2001, respectively. In addition, in connection with the TriNet acquisition, the Company acquired LIBOR interest rate caps currently struck at 7.75%, 7.75%, and 7.50% in notional amounts of $75.0 million, $35.0 million, and $75.0 million, respectively, which expire in December 2004, December 2004, and August 2001, respectively. At March 31, 2000 and December 31, 1999, the fair value of the Company's interest rate caps were $1.8 and $2.2 million, respectively.

    The Company has entered into approximately $205.0 million of interest rate swaps to effectively fix the interest rate on a portion of the Company's floating-rate term loan obligations. In addition, in connection with the TriNet acquisition, the Company acquired an interest rate swap agreement which, together with certain existing interest rate cap agreements, effectively fix the interest rate on $75.0 million of the Leasing Subsidiary's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. Management expects that it will have aggregate LIBOR-based borrowings at the Leasing Subsidiary in excess of the notional amount for the duration of the swap. The actual borrowing cost to the Company with respect to indebtedness covered by the swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. At March 31, 2000 and December 31, 1999, the fair value of the Company's interest rate swaps were $4.1 and $3.4 million, respectively.

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

                              ISTAR FINANCIAL INC.

NOTE 9--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS (CONTINUED)
    In the event that, in the opinion of management, it is no longer probable that the remaining forecasted transaction will occur under terms substantially equivalent to those projected, the Company will cease recognizing such transactions as hedges and immediately recognize related gains or losses based on actual settlement or estimated settlement value of the underlying derivative contract. No such gains or losses have been recognized by the Company.

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

    Substantially all of the Company's real estate subject to operating leases (including those held by joint ventures), loans and other lending investments are collateralized by properties located in the United States, with significant concentrations (i.e., greater than 10%) as of March 31, 2000 in California (25.6%) and Texas (14.3%). As of March 31, 2000, the Company's investments also contain significant concentrations in the following asset/collateral types: office (50.5%), hotel/resorts (13.1%), retail (7.6%) and industrial (7.6%).

    The Company underwrites the credit of prospective borrowers and tenants and often requires them to provide some form of credit support such as corporate guarantees or letters of credit. Although the Company's loans and other lending investments and net lease assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or tenant, the inability of that borrower or tenant to make its payment could have an adverse effect on the Company. As of March 31, 2000, the Company's five largest borrowers or tenants collectively accounted for approximately 17.1% of the Company's annualized interest and operating lease revenue.

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

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and income tax purposes, as well as operating loss and tax credit carry forwards. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. Given the limited nature of the Company's operations and assets and liabilities from 1993 through 1997, the only deferred tax assets were net operating loss carry forwards ("NOL's") of approximately $4.0 million, which arose during such periods. Since the Company has elected to be treated as a REIT for its tax years beginning January 1, 1998, the NOL's have expired unutilized. Accordingly, no net

                              ISTAR FINANCIAL INC.

NOTE 10--INCOME TAXES (CONTINUED)
deferred tax asset value, after consideration of a 100% valuation allowance, has been reflected in these financial statements as of March 31, 2000 or December 31, 1999 nor a net tax provision for the three-month periods ended March 31, 2000 and 1999.

NOTE 11--STOCK OPTION PLANS AND EMPLOYEE BENEFITS

    The Company's 1996 Long-Term Incentive Plan (the "Plan") is designed to provide incentive compensation for officers, other key employees and directors of the Company. The Plan provides for awards of stock options and restricted stock and other performance awards. The maximum number of shares of Common Stock available for awards under the Plan is 9% of the outstanding shares of Common Stock, calculated on a fully diluted basis, from time to time; provided that, the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 5.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan, other than automatic awards to non-employee directors, are at the discretion of the Board or a committee of the Board. At March 31, 2000, a total of approximately 7.7 million shares of Common Stock were available for awards under the Plan, of which options to purchase approximately 5.4 million shares of Common Stock were outstanding.

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

    In connection with the TriNet acquisition, outstanding options to purchase TriNet stock under TriNet's stock option plans were converted into options to purchase shares of Common Stock on substantially the same terms, except that both the exercise price and number of shares issuable upon exercise of the TriNet options were adjusted to give effect to the merger exchange ratio of 1.15 shares of Common Stock for each share of TriNet common stock. In addition, options held by the directors of TriNet and certain executive officers became fully vested as a result of the transaction.

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

                              ISTAR FINANCIAL INC.

NOTE 11--STOCK OPTION PLANS AND EMPLOYEE BENEFITS (CONTINUED)
    Changes in options outstanding during the three months ended March 31, 2000 was as follows:

                                                            NUMBER OF SHARES
                                                 ---------------------------------------   AVERAGE
                                                              NON-EMPLOYEE                  STRIKE
                                                 EMPLOYEES     DIRECTORS        OTHER       PRICE
                                                 ----------   ------------   -----------   --------
OPTIONS OUTSTANDING, DECEMBER 31, 1999.........  3,001,270      183,177          764,146    $19.08
  Granted in 2000..............................  1,626,683       80,000           50,000    $17.00
  Exercised in 2000............................         --           --               --    $   --
  Forfeited in 2000............................   (316,212)          --               --    $25.25
                                                 ---------      -------      -----------
OPTIONS OUTSTANDING, MARCH 31, 2000............  4,311,741      263,177          814,146    $17.29
                                                 =========      =======      ===========

    The following table summarizes information concerning outstanding and exercisable options as of March 31, 2000:

                                OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                        ------------------------------------   ----------------------
                                       WEIGHTED
                                        AVERAGE     WEIGHTED                 WEIGHTED
                                       REMAINING    AVERAGE                  AVERAGE
                          OPTIONS     CONTRACTUAL   EXERCISE    CURRENTLY    EXERCISE
EXERCISE PRICE RANGE    OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
--------------------    -----------   -----------   --------   -----------   --------
$15.00                   2,473,714        7.95       $15.00     1,303,803(1)  $15.00
$16.88                   1,104,990        9.77       $16.88            --     $   --
$17.00-$17.38              600,750        9.94       $17.36            --     $   --
$21.09                      86,250        3.18       $21.09        86,250     $21.09
$22.45                     149,500        1.11       $22.45       149,500     $   --
$23.32                     167,325        1.99       $23.32       167,325     $   --
$23.64                     109,020        4.15       $23.64            --     $   --
$24.13-$24.57              239,657        3.61       $24.38       212,632     $24.36
$24.67                      56,322        0.86       $25.33        52,872     $25.33
$27.88-$28.37              122,764        1.57       $28.33       108,102     $28.35
$29.63                      10,185        8.10       $30.18        10,185     $29.63
$30.33                     253,145        2.16       $30.33       197,967     $30.33
$33.15-$33.70               10,350        4.94       $33.39         7,475     $33.49
$57.50                       5,092        9.65       $58.58         5,092     $57.50
                         ---------        ----       ------     ---------     ------
                         5,389,064        7.39       $18.19     2,301,203     $19.58
                         =========        ====       ======     =========     ======

EXPLANATORY NOTE:
------------------------------

(1) Includes approximately 764,000 options which were granted, on a fully exercisable basis, in connection with the Recapitalization Transactions to an entity related to Starwood Capital Group, and which were subsequently regranted by that entity to employees of Starwood Capital Group subject to vesting and exercisability requirements. As a result of those requirements, less than 2,000 of these options are currently exercisable by the beneficial owners. In the event that these employees forfeit such options, they revert to such entity, which may regrant them at its discretion.

    The Company has elected to use the intrinsic method for accounting for options issued to employees or directors, as allowed under Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") and, accordingly, recognizes no compensation charge in connection with these options to the extent that the options exercise price equals or exceeds the quoted price of the

                              ISTAR FINANCIAL INC.

NOTE 11--STOCK OPTION PLANS AND EMPLOYEE BENEFITS (CONTINUED)
Company's common shares at the date of grant or measurement date. In connection with the Advisor Transaction, as part of the computation of the one-time charge to earnings, the Company calculated a deferred compensation charge of approximately $5.1 million. This deferred charge represents the difference of the closing sales price of the shares of Common Stock on the date of the Advisor Transaction of $20.25 over the strike price of the options of $15.00 for the unvested portion of the options granted to former employees of the Advisor who are now employees of the Company. This deferred charge will be amortized over the related remaining vesting terms to the individual employees as additional compensation expense.

    In connection with the original grant of options to the Advisor, the Company utilized the option value method as required by SFAS 123 to account for the initial grant of options to the Advisor. An independent financial advisory firm estimated the value of these options at date of grant to be approximately $2.40 per share using a Black-Scholes valuation model. In the absence of comparable historical market information for the Company, the advisory firm utilized assumptions consistent with activity of a comparable peer group of companies including an estimated option life of five years, a 27.5% volatility rate and an estimated annual dividend rate of 8.5%. The resulting charge to earnings was calculated as the number of options allocated to the Advisor multiplied by the estimated value at consummation. A charge of approximately $6.0 million had been reflected in the Company's first quarter 1998 financial results for this original grant.

    Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

    Effective November 4, 1999, the Company implemented a savings and retirement plan (the "401 (k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401 (k) Plan following completion of six months of continuous service with the Company. Each participant may contribute on a pretax basis between 2% and 15% of such participant's compensation. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf up to 50% of the first 10% of the participant's annual contribution. The Company made contributions of approximately $0.1 million to the 401 (k) Plan for the three-month period ended March 31, 2000.

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

    As more fully described in Note 4, in the Incorporation Merger, the class B shares were converted into shares of Common Stock on a 49-for-one basis (the same ratio at which class B shares were previously convertible into class A shares), and the class A shares were converted into shares of Common Stock on a one-for-one basis. As a result, the Company no longer has multiple classes of common shares. Basic and

                              ISTAR FINANCIAL INC.

NOTE 12--EARNINGS PER SHARE (CONTINUED)
diluted earnings per share are based upon the following weighted average shares outstanding during the three-month periods ended March 31, 2000 and 1999, respectively (in thousands):

                                                                  THREE-MONTH
                                                                 PERIODS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Weighted average common shares outstanding for basic
  earnings per common share.................................   85,087     52,447
Add effect of assumed shares issued under treasury stock
  method for stock options and restricted stock units.......      362      1,715
Add effects of conversion of class B shares (49-for-one)....       --        535
Add effects of assumed warrants exercised under treasury
  stock method for stock options............................       --      1,849
                                                               ------     ------
Weighted average common shares outstanding for diluted
  earnings per common share.................................   85,449     56,546
                                                               ======     ======

NOTE 13--COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective January 1, 1998. Total comprehensive income was $51.7 million and $28.1 million for the three-month periods ended March 31, 2000 and 1999, respectively. The primary component of comprehensive income other than net income was the change in value of certain investments in marketable securities classified as available-for-sale.

                              ISTAR FINANCIAL INC.

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

    On November 4, 1999, the class A shares were converted into shares of Common Stock on a one-for-one basis. Total dividends declared by the Company aggregated $116.1 million, or $1.86 per common share, for the year ended December 31, 1999. On April 3, 2000, the Company declared a dividend of approximately
$51.2 million, or $0.60 per common share applicable to the three-month period ended March 31, 2000 and payable to shareholders of record on April 14, 2000. The Company also declared dividends aggregating $5.2 million, $1.2 million, $0.7 million, and $2.0 million, respectively, on its Series A, B, C and D preferred stock, respectively, for the three-month period ended March 31, 2000. There are no dividend arrearages on any of the preferred shares currently outstanding.

    In November 1999, the Company declared and paid a dividend of a total of one million shares of Common Stock pro rata to all holders of record of Common Stock as of the close of business on November 3, 1999.

    The Series A preferred stock has a liquidation preference of $50.00 per share and carry an initial dividend yield of 9.50% per annum. The dividend rate on the preferred shares will increase to 9.75% on December 15, 2005, to 10.00% on December 15, 2006 and to 10.25% on December 15, 2007 and thereafter. Dividends on the Series A preferred shares are payable quarterly in arrears and are cumulative.

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

                              ISTAR FINANCIAL INC.

NOTE 14--DIVIDENDS (CONTINUED)
    The exact amount of future quarterly dividends to common shareholders will be determined by the Board of Directors based on the Company's actual and expected operations for the fiscal year and the Company's overall liquidity position.

NOTE 15--SEGMENT REPORTING

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

                              ISTAR FINANCIAL INC.

NOTE 15--SEGMENT REPORTING (CONTINUED)
    The Company evaluates performance based on the following financial measures for each segment. Selected results of operations for the three months ended March 31, 2000 and 1999 and selected asset information as of March 31, 2000 and December 31, 1999 regarding the Company's operating segments are as follows (in thousands):

                                                                CREDIT
                                                REAL ESTATE     TENANT      CORPORATE/    COMPANY
                                                  LENDING     LEASING (1)   OTHER (2)      TOTAL
                                                -----------   -----------   ----------   ----------
                                                                    (UNAUDITED)
Total revenues(3):
Three months ended:
    March 31, 2000                              $   60,083    $   46,272    $    4,533   $  110,888
    March 31, 1999                                  49,919         3,727         1,778       55,424

Total operating and interest expense(4):
Three months ended:
    March 31, 2000                              $   22,517    $   29,080    $    7,477   $   59,074
    March 31, 1999                                  18,379         3,679         5,149       27,207

Net operating income before minority
interests(5):
Three months ended:
    March 31, 2000                              $   37,566    $   17,192    $   (2,944)  $   51,814
    March 31, 1999                                  31,540            48        (3,371)      28,217

Total long-lived assets(6):
    March 31, 2000                              $2,120,744    $1,664,350           N/A   $3,785,094
    December 31, 1999                            2,003,506     1,714,284           N/A    3,717,790

Total assets:
    March 31, 2000                                     N/A           N/A    $3,896,540   $3,896,540
    December 31, 1999                                  N/A           N/A     3,813,552    3,813,552

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

(4) Total operating and interest expense represents provision for possible credit losses for the Real Estate Lending business and property operating costs (including real estate taxes) for the Credit Tenant Leasing business. Interest expense, general and administrative, advisory fees and stock option compensation expense is included in Corporate and Other for all periods. Depreciation and amortization of $9,009 and $1,365 for the three-month periods ended March 31, 2000 and 1999, respectively, are included in the amounts presented above.

(5) Net operating income before minority interests represents total revenues, as defined in note (3) above, less total operating and interest expense, as defined in note (4) above, for each period.

(6) Long-lived assets is comprised of Loans and Other Lending Investments, net and Real Estate Subject to Operating Leases, net, for each respective segment.

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16--SUBSEQUENT EVENTS

    On April 14, 2000, the Company announced that its Board of Directors appointed Jay Sugarman, president and chief executive officer, to the added post of chairman of the board. In connection with the appointment, Barry S. Sternlicht stepped down as chairman, but remains a board member. In addition, on April 30, 2000, the Company changed its name from Starwood Financial Inc. to IStar Financial Inc.

    In May 2000 the Company expects to close the inaugural offering under its proprietary matched funding program, IStar Asset Receivables, Series 2000-1 ("STARS"). In the initial transaction, a trust which is wholly owned by the Company will issue $886.0 million of investment grade bonds secured by the trust's assets. The maturity of the bonds will match fund the maturity of the underlying assets financed under the program.

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

    As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, on November 3, 1999, the Company's shareholders approved a series of transactions including: (i) the acquisition of TriNet; (ii) the acquisition of the Company's external advisor; and (iii) the reorganization of the Company from a trust to a corporation and the exchange of the class A and class B shares for Common Stock. Pursuant to the TriNet acquisition, TriNet merged with and into a subsidiary of the Company, with TriNet surviving as a wholly-owned subsidiary of the Company. In the acquisition, each share of common stock of TriNet was converted into 1.15 shares of Common Stock. Each share of TriNet Series A, Series B and Series C Cumulative Redeemable Preferred Stock was converted into a share of Series B, Series C or Series D (respectively) Cumulative Redeemable Preferred Stock of the Company. The Company's preferred stock issued to the former TriNet preferred stockholders has substantially the same terms as the TriNet preferred stock, except that the new Series B, C, and D preferred stock have additional voting rights not associated with the TriNet preferred stock. The Company's Series A Preferred Stock remained outstanding with the same rights and preferences as existed prior to the TriNet acquisition. As a consequence of the acquisition of its external advisor, the Company is now internally-managed and will no longer pay external advisory fees.

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

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THE THREE-MONTH PERIOD ENDED
  MARCH 31, 1999

    During the three-month period ended March 31, 2000, total revenue increased by approximately $55.5 million over total revenue for the same period in 1999. This increase is a result of the interest generated by $211.9 million of loan investments newly-originated or acquired by the Company during 2000, an additional $16.5 million funded under existing loan commitments, and approximately $42.1 million in operating lease income generated from net lease assets acquired in the TriNet acquisition. The increase was partially offset by a reduction in interest earned as a result of principal repayments of approximately $117.6 million made to the Company on its loan investments during the three months ended March 31, 2000. Included in other income for fiscal year 1999 are prepayment fees of approximately $3.1 million resulting from the partial repayments of three loans, a forbearance fee of $1.1 million resulting from the purchase of a sub-performing loan and subsequent restructuring of such loan to fully performing status, and approximately
$0.5 million in additional revenue from certain cash flow participation features on four of the Company's loan investments.

    The Company's total costs and expenses during the three-month period ended March 31, 2000 increased by approximately $31.9 million compared to the same period in 1999, as explained in more detail below. These increases were generally the result of the increased scope of the Company's operations as a result of costs associated with additional lending operations and the TriNet acquisition.

    The Company's interest expense increased by $18.1 million for the three-month period ended March 31, 2000 over the same period in the prior year. This was in part the result of higher interest rates and higher average borrowings by the Company on its credit facilities and other term loans, the proceeds of which were used to fund additional loan origination and acquisition activities. Further, interest expense in fiscal 2000 includes interest incurred by the Leasing Subsidiary subsequent to its acquisition.

    Property operating costs represent unreimbursed property operating expenses incurred by the Leasing Subsidiary subsequent to its acquisition. All costs of this kind were borne directly by the tenant on the Company's pre-existing credit tenant leasing portfolio prior to the TriNet acquisition.

    Depreciation and amortization increased approximately $7.6 million for the three-month period ended March 31, 2000 over the same period in the prior year, primarily as a result of depreciation and amortization on the Leasing Subsidiary's net leased assets subsequent to its acquisition.

    General and administrative costs increased by approximately $6.4 million for the three-month period ended March 31, 2000 as a result of additional costs incurred subsequent to the acquisition of the Company's external advisor, as well as additional administrative expenses associated with the Leasing Subsidiary subsequent to its acquisition.

    There were no advisory fees during the three-month period ended March 31, 2000 as, subsequent to the acquisition of the Company's external advisor, the Company is now internally-managed and no further advisory fees will be incurred.

    The Company's charge for provision for possible credit losses increased to $1.5 million from $1.0 million as a result of expanded lending operations as well as additional seasoning of the Company's existing lending portfolio. As more fully discussed in Note 5 to the Company's Consolidated Financial Statements, the Company has not realized any actual losses on any of its loan investments to date.

    Stock compensation expense increased by approximately $0.5 million as a result of charges relating to grants of stock options to the Company's employees.

    During the three-month period ended March 31, 2000, the Company incurred an extraordinary loss of approximately $0.3 million as a result of the early retirement of certain debt obligations of its Leasing Subsidiary.

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

    As more fully discussed in Note 7 to the Company's Consolidated Financial Statements, at March 31, 2000, the Company had existing fixed-rate borrowings of approximately $152.7 million secured by real estate under operating leases which mature in 2009, an aggregate of approximately $283.7 million in LIBOR-based, variable-rate loans secured by various senior and subordinate mortgage investments which mature in fiscal 2000, fixed-rate corporate debt obligations aggregating approximately $354.2 million which mature between 2001 and 2017, and other variable- and fixed-rate secured debt obligations aggregating approximately $143.5 million which mature at various dates through 2010.

    In addition, the Company has entered into LIBOR-based secured revolving credit facilities of $675.0 and $500.0 million which expire in fiscal 2001 and 2002 respectively. As of March 31, 2000, the Company had drawn approximately $649.2 million and $204.0 million under these facilities. Availability under these facilities is based on collateral provided under a borrowing base calculation. In addition, the Leasing Subsidiary has an agreement with a group of 13 banks led by Bank of America, N.A. which provides it with a $350.0 million unsecured revolving credit facility. This facility matures on May 31, 2001 and has a one-year extension period at the Company's option. Interest incurred on the facility is LIBOR-based with a margin dependent on the Company's credit ratings. Facility fees under the credit facility are also tied to its credit ratings. All of the available commitment under the facility may be borrowed for general corporate and working capital needs of the Leasing Subsidiary, as well as for investments. Under the terms of this facility, the Leasing Subsidiary is generally permitted to make cash distributions to the Company in an amount equal to 85% of cash flow from operations in any rolling four-quarter period. The facility requires interest-only payments until maturity, at which time outstanding borrowings are due and payable. As of March 31, 2000, the Company had $144.6 million drawn and $205.4 million available under this facility.

    The Company has entered into LIBOR interest rate caps struck at 9.00%, 7.50% and 7.50% in notional amounts of $300.0 million, $40.4 million and $38.3 million, respectively, which expire in March 2001, January 2001 and June 2001, respectively. In addition, in connection with the TriNet acquisition, the Company acquired LIBOR interest rate caps currently struck at 7.75%, 7.75%, and 7.50% in notional amounts of $75.0 million, $35.0 million, and $75.0 million, respectively, which expire in December 2004, December 2004, and August 2001, respectively. At March 31, 2000, the fair value of the Company's interest rate caps was $1.8 million.

    The Company has originated or acquired certain assets using proceeds from LIBOR-based borrowings. In connection with such borrowings, the Company entered into approximately $205.0 million of interest rate swaps to effectively fix the interest rate on such obligations. In addition, in connection with the TriNet acquisition, the Company acquired an interest rate swap which, together with certain existing interest rate cap agreements, effectively fix the interest rate on $75.0 million of the Leasing Subsidiary's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. Management expects that it will have aggregate LIBOR based borrowings at the Leasing Subsidiary in excess of the notional amount for the duration of the swap. The actual borrowing cost to the Company with respect to indebtedness covered by the swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. At
March 31, 2000, the fair value of the Company's interest rate swaps was $4.1 million.

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

    STOCK REPURCHASE PROGRAM: The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of March 31, 2000 and December 31, 1999, the Company had repurchased approximately 2.3 million shares, at an aggregate cost of approximately $40.5 and $40.4 million, respectively.

NEW ACCOUNTING STANDARDS

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Company adopted the requirements of this pronouncement in its financial statements beginning with its reporting for fiscal 1999. As of December 31, 1999, the Company is currently segmented between its lending and credit tenant lease businesses.

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

OTHER MATTERS

    1940 ACT EXEMPTION

    The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e., "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. As of March 31, 2000, the Company calculates that it is in and has maintained compliance with this requirement.

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM-8-K

    A. EXHIBITS

    3.1 Amended and Restated Charter of the Company (including the Articles Supplementary for the Series A, B, C and D Preferred Stock).

    3.2 Bylaws of the Company.

   27.1 Financial Data Schedule.

    B. REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      ISTAR FINANCIAL INC.
                                                      ------------------------------------------------
                                                      REGISTRANT

Date: May 15, 2000                                    /s/ JAY SUGARMAN
                                                      ------------------------------------------------
                                                      Jay Sugarman
                                                      CHAIRMAN OF THE BOARD OF DIRECTORS,
                                                      CHIEF EXECUTIVE OFFICER AND PRESIDENT

Date: May 15, 2000                                    /s/ SPENCER B. HABER
                                                      ------------------------------------------------
                                                      Spencer B. Haber
                                                      EXECUTIVE VICE PRESIDENT--FINANCE,
                                                      CHIEF FINANCIAL OFFICER, DIRECTOR AND SECRETARY