Form 10-Q
period 2000-06-30
ISTAR FINANCIAL INC
filed 2000-08-14
CIK 1095651

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 1-10150

                            ------------------------

                              ISTAR FINANCIAL INC.

             (Exact name of registrant as specified in its charter)

               MARYLAND                                     95-6881527
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)

1114 AVENUE OF THE AMERICAS, 27TH FLOOR                       10036
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

    Indicate by check mark whether the registrant; (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 8, 2000, there were 85,716,354 shares of common stock of IStar Financial Inc., $0.001 par value per share outstanding ("Common Stock").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ISTAR FINANCIAL INC.

                               INDEX TO FORM 10-Q

                                                                          PAGE
                                                                        --------
PART I.   Consolidated Financial Information..........................      3
Item 1.   Financial Statements:
          Consolidated Balance Sheets at June 30, 2000 and December
          31, 1999....................................................      3
          Consolidated Statements of Operations--For the three- and
          six- month periods ended June 30, 2000 and 1999.............      4
          Consolidated Statements of Changes in Shareholders'
          Equity--For the six- month period ended June 30, 2000.......      5
          Consolidated Statements of Cash Flows--For the three- and
          six- month periods ended June 30, 2000 and 1999.............      6
          Notes to Consolidated Financial Statements..................      7
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     32

PART II.  Other Information...........................................     42
Item 1.   Legal Proceedings...........................................     42
Item 2.   Changes in Securities and Use of Proceeds...................     42
Item 3.   Defaults Upon Senior Securities.............................     42
Item 4.   Submission of Matters to a Vote of Security Holders.........     42
Item 5.   Other Information...........................................     42
Item 6.   Exhibits and Reports on Form 8-K............................     42
          Signatures..................................................     43

PART I--CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ISTAR FINANCIAL INC.

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 AS OF            AS OF
                                                               JUNE 30,       DECEMBER 31,
                                                                 2000             1999
                                                              -----------   -----------------
                                                              (UNAUDITED)
                                           ASSETS
Loans and other lending investments, net....................  $2,253,339       $2,003,506
Real estate subject to operating leases, net................   1,653,512        1,714,284
Cash and cash equivalents...................................      32,718           34,408
Restricted cash.............................................      16,138           10,195
Marketable securities.......................................          95            4,344
Accrued interest and operating lease income receivable......      18,392           16,211
Deferred operating lease income receivable..................       5,637            1,147
Deferred expenses and other assets..........................      61,264           29,074
Investment in IStar Operating...............................         174              383
                                                              ----------       ----------
  Total assets..............................................  $4,041,269       $3,813,552
                                                              ==========       ==========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities....  $   52,536       $   54,773
Dividends payable...........................................       5,225           53,667
Debt obligations............................................   2,138,060        1,901,204
                                                              ----------       ----------
  Total liabilities.........................................   2,195,821        2,009,644
                                                              ----------       ----------
Commitments and contingencies...............................          --               --
Minority interest in consolidated entities..................       2,565            2,565
Shareholders' equity:
Series A Preferred Shares, $0.001 par value, liquidation
  preference $220,000, 4,400,000 shares authorized and
  outstanding at June 30, 2000 and December 31, 1999........           4                4
Series B Preferred Shares, $0.001 par value, liquidation
  preference $50,000, 2,000,000 shares issued and
  outstanding at June 30, 2000 and December 31, 1999........           2                2
Series C Preferred Shares, $0.001 par value, liquidation
  preference $32,500, 1,300,000 shares issued and
  outstanding at June 30, 2000 and December 31, 1999........           1                1
Series D Preferred Shares, $0.001 par value, liquidation
  preference $100,000, 4,000,000 shares issued and
  outstanding at June 30, 2000 and December 31, 1999........           4                4
Common Stock, $0.001 par value, 200,000,000 shares
  authorized, 85,284,909 and 84,985,236 shares issued and
  outstanding at June 30, 2000 and December 31, 1999,
  respectively..............................................          85               85
Warrants and options........................................      17,922           17,935
Accumulated other comprehensive income (losses).............          --             (229)
Additional paid in capital..................................   1,959,207        1,953,972
Retained earnings (deficit).................................     (93,797)        (129,992)
Treasury stock (at cost)....................................     (40,545)         (40,439)
                                                              ----------       ----------
  Total shareholders' equity................................   1,842,883        1,801,343
                                                              ----------       ----------
  Total liabilities and shareholders' equity................  $4,041,269       $3,813,552
                                                              ==========       ==========

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                             FOR THE               FOR THE
                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
REVENUE:
  Interest income....................................  $ 66,864   $52,007    $126,947   $101,926
  Operating lease income.............................    47,223     3,723      93,495      7,450
  Other income.......................................     3,827     3,525       8,360      5,303
                                                       --------   -------    --------   --------
    Total revenue....................................   117,914    59,255     228,802    114,679
                                                       --------   -------    --------   --------
COSTS AND EXPENSES:
  Interest expense...................................    42,770    20,556      80,559     40,249
  Property operating costs...........................     2,959        --       6,284         --
  Depreciation and amortization......................     8,862     1,365      17,871      2,730
  General and administrative.........................     7,808     1,185      14,711      1,669
  Provision for possible credit losses...............     1,500     1,250       3,000      2,250
  Stock option compensation expense..................       586        --       1,134         --
  Advisory fees......................................        --     5,016          --      9,681
                                                       --------   -------    --------   --------
    Total costs and expenses.........................    64,485    29,372     123,559     56,579
                                                       --------   -------    --------   --------
Net income before minority interest, gain on sale of
  net lease assets and extraordinary loss............    53,429    29,883     105,243     58,100
Minority interest in consolidated entities...........       (41)       --         (82)        --
Gain on sale of net lease assets.....................       441        --         974         --
                                                       --------   -------    --------   --------
Net income before extraordinary loss.................    53,829    29,883     106,135     58,100
Extraordinary loss on early extinguishment of debt...        --        --        (317)        --
                                                       --------   -------    --------   --------
Net income...........................................  $ 53,829   $29,883    $105,818   $ 58,100
                                                       --------   -------    --------   --------
Preferred dividend requirements......................  $ (9,227)  $(5,308)   $(18,454)  $(10,615)
                                                       --------   -------    --------   --------
Net income allocable to common shareholders..........  $ 44,602   $24,575    $ 87,364   $ 47,485
                                                       ========   =======    ========   ========
Basic earnings per common share(1)...................  $   0.52   $  0.46    $   1.03   $   0.90
                                                       --------   -------    --------   --------
Diluted earnings per common share....................  $   0.52   $  0.43    $   1.02   $   0.84
                                                       ========   =======    ========   ========

EXPLANATORY NOTE:
------------------------

(1) Net income per basic common share excludes 1% of net income allocable to the Company's class B shares prior to November 4, 1999. These shares were exchanged for Common Stock concurrently with the closing of the Company's acquisition of TriNet and related transactions on November 4, 1999. As a result, the Company now has a single class of Common Stock outstanding.

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                            SERIES A    SERIES B    SERIES C    SERIES D     COMMON    WARRANTS   ACCUMULATED OTHER
                            PREFERRED   PREFERRED   PREFERRED   PREFERRED    STOCK       AND        COMPREHENSIVE     TREASURY
                              STOCK       STOCK       STOCK       STOCK      AT PAR    OPTIONS         INCOME          STOCK
                            ---------   ---------   ---------   ---------   --------   --------   -----------------   --------
Balance at December 31,
  1999....................    $  4        $  2        $  1        $  4        $ 85     $17,935          $(229)        $(40,439)
Exercise of options.......      --          --          --          --          --         (13)            --               --
Dividends declared--
  preferred stock.........      --          --          --          --          --          --             --               --
Dividends declared--
  common stock............      --          --          --          --          --          --             --               --
Acquisition of ACRE
  Partners................      --          --          --          --          --          --             --               --
Restricted stock units
  issued to employees in
  lieu of cash bonuses....      --          --          --          --          --          --             --               --
Restricted stock units
  granted to employees....      --          --          --          --          --          --             --               --
Treasury stock............      --          --          --          --          --          --             --             (106)
Net income for the
  period..................      --          --          --          --          --          --             --               --
Change in accumulated
  other comprehensive
  income..................      --          --          --          --          --          --            229               --
                              ----        ----        ----        ----        ----     -------          -----         --------
Balance at June 30,
  2000....................    $  4        $  2        $  1        $  4        $ 85     $17,922          $  --         $(40,545)
                              ====        ====        ====        ====        ====     =======          =====         ========

                            ADDITIONAL   RETAINED
                             PAID-IN      EARNING
                             CAPITAL     (DEFICIT)     TOTAL
                            ----------   ---------   ----------
Balance at December 31,
  1999....................  $1,953,972   $(129,992)  $1,801,343
Exercise of options.......          96          --           83
Dividends declared--
  preferred stock.........         165     (18,453)     (18,288)
Dividends declared--
  common stock............          --     (51,170)     (51,170)
Acquisition of ACRE
  Partners................       3,637          --        3,637
Restricted stock units
  issued to employees in
  lieu of cash bonuses....       1,125          --        1,125
Restricted stock units
  granted to employees....         212          --          212
Treasury stock............          --          --         (106)
Net income for the
  period..................          --     105,818      105,818
Change in accumulated
  other comprehensive
  income..................          --          --          229
                            ----------   ---------   ----------
Balance at June 30,
  2000....................  $1,959,207   $ (93,797)  $1,842,883
                            ==========   =========   ==========

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                      FOR THE                  FOR THE
                                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                     JUNE 30,                 JUNE 30,
                                                              -----------------------   ---------------------
                                                                 2000         1999        2000        1999
                                                              ----------   ----------   ---------   ---------
Cash flows from operating activities:
Net income..................................................  $  53,829    $  29,883    $ 105,818   $  58,100
Adjustments to reconcile net income to cash flows provided
  by operating activities:
  Minority interest.........................................         41           --           82          --
  Equity in (earnings) loss of unconsolidated joint ventures
    and subsidiaries........................................     (2,087)           8       (2,411)        113
  Depreciation and amortization.............................     11,846        2,745       22,980       5,650
  Amortization of discounts/premiums, deferred interest and
    costs on lending investments............................     (4,683)      (5,428)     (11,750)    (12,730)
  Distributions from operating joint ventures...............      1,426           --        2,378          --
  Straight-line operating lease income adjustments..........     (2,249)          --       (4,531)         --
  Realized (gains) losses on sales of securities............         --           --          229          --
  Gain on sale of net lease assets..........................       (441)          --         (974)         --
  Extraordinary loss on early extinguishment of debt........         --           --          317          --
  Provision for possible credit losses......................      1,500        1,250        3,000       2,250
  Changes in assets and liabilities:
    (Increase) decrease in restricted cash..................     (4,882)         649       (5,943)      2,202
    (Increase) decrease in accrued interest and operating
      lease income receivable...............................       (768)         633       (2,181)        789
    Increase in deferred expenses and other assets..........     (5,940)        (623)      (8,833)     (1,034)
    Increase (decrease) in accounts payable, accrued
      expenses and other liabilities........................        421        1,743       (4,336)     (1,964)
                                                              ---------    ---------    ---------   ---------
    Cash flows provided by operating activities.............     48,013       30,860       93,845      53,376
                                                              ---------    ---------    ---------   ---------
Cash flows from investing activities:
    New investment originations/acquisitions................   (231,248)    (182,932)    (443,173)   (337,250)
    Principal fundings on existing loan commitments.........    (21,267)     (15,597)     (37,809)    (22,724)
    Net proceeds from sale of net lease assets..............    100,974           --      146,265          --
    Repayments of and principal collections from loans and
      other lending investments.............................     41,429      207,737      163,232     264,310
    Net investments in and advances to unconsolidated joint
      ventures..............................................    (11,305)         765      (11,973)        860
    Capital expenditures on real estate subject to operating
      leases................................................     (1,224)          --       (3,082)         --
                                                              ---------    ---------    ---------   ---------
    Cash flows provided by (used in) investing activities...   (122,641)       9,973     (186,540)    (94,804)
                                                              ---------    ---------    ---------   ---------
Cash flows from financing activities:
    Net borrowings (repayments) under revolving credit
      facilities............................................   (562,304)     (41,689)    (497,127)     45,459
    Borrowings under term loans.............................     60,000      209,400       90,000     364,800
    Repayments under term loans.............................   (230,629)    (172,919)    (240,355)   (298,602)
    Borrowings under repurchase agreements..................     27,981           --       27,981          --
    Repayments under repurchase agreements..................     (2,273)      (6,038)      (2,392)     (6,491)
    Borrowings under bond offerings.........................    857,015           --      857,015          --
    Common dividends paid...................................    (51,170)     (22,261)     (99,611)    (43,967)
    Preferred dividends paid................................     (9,144)      (5,225)     (18,288)     (6,152)
    Minority interest.......................................        (41)          --          (82)         --
    Extraordinary loss on early extinguishment of debt......         --           --         (317)         --
    Payments for deferred financing costs...................    (23,858)        (345)     (25,771)     (5,158)
    Increase in loan costs..................................        (25)          --         (131)         --
    Purchase of treasury stock..............................         --           --           --          --
    Proceeds from exercise of options.......................         83          225           83         947
                                                              ---------    ---------    ---------   ---------
    Cash flows provided by (used in) financing activities...     65,635      (38,852)      91,005      50,836
                                                              ---------    ---------    ---------   ---------
Increase (decrease) in cash and cash equivalents............     (8,993)       1,981       (1,690)      9,408
Cash and cash equivalents at beginning of period............     41,711       17,537       34,408      10,110
                                                              ---------    ---------    ---------   ---------
Cash and cash equivalents at end of period..................  $  32,718    $  19,518    $  32,718   $  19,518
                                                              =========    =========    =========   =========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest................  $  34,595    $  19,562    $  71,445   $  38,359
                                                              =========    =========    =========   =========

    The accompanying notes are an integral part of the financial statements

                              ISTAR FINANCIAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND BUSINESS

    ORGANIZATION--IStar Financial Inc. (the "Company") began its business in 1993 through private investment funds formed to capitalize on inefficiencies in the real estate finance market. In March 1998, these funds contributed their approximately $1.1 billion of assets to the Company's predecessor, Starwood Financial Trust, in exchange for a controlling interest in that company. Since that time, the Company has grown by originating new lending and leasing transactions, as well as through corporate acquisitions. Specifically, in September 1998, the Company acquired the loan origination and servicing business of a major insurance company, and in December 1998, the Company acquired the mortgage and mezzanine loan portfolio of its largest private competitor. Additionally, in November 1999, the Company acquired TriNet Corporate Realty Trust, Inc. ("TriNet"), which was then the largest publicly traded company specializing in the net leasing of corporate office and industrial facilities (the "TriNet Acquisition"). The TriNet Acquisition was structured as a stock-for-stock merger of TriNet with a subsidiary of the Company. Concurrent with the TriNet Acquisition, the Company also acquired its external advisor (the "Advisor Transaction") in exchange for shares of common stock of the Company ("Common Stock") and converted its organizational form to a Maryland corporation (the "Incorporation Merger"). As part of the conversion to a Maryland corporation, the Company replaced its dual class common share structure with a single class of Common Stock. The Company's Common Stock began trading on the New York Stock Exchange under the symbol "SFI" in November 1999.

    BUSINESS--The Company believes it is the largest publicly traded finance company in the United States focused exclusively on the commercial real estate industry. The Company, which is taxed as a real estate investment trust ("REIT"), provides structured mortgage, mezzanine and lease financing through its nationwide origination, acquisition and servicing platform. The Company's investment strategy targets specific sectors of the real estate credit markets in which it can deliver value-added, flexible financial solutions to its customers, thereby differentiating its financial products from those offered by other capital providers.

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

NOTE 2--BASIS OF PRESENTATION

    The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The Consolidated Financial Statements include the accounts of the Company, its qualified REIT subsidiaries, and its majority-owned

                              ISTAR FINANCIAL INC.

NOTE 2--BASIS OF PRESENTATION (CONTINUED) and controlled partnership. Certain third-party mortgage servicing operations are conducted through IStar Operating Inc. ("IStar Operating"), a taxable corporation which is not consolidated with the Company for financial reporting or income tax purposes. The Company owns all of the preferred stock and a 95% economic interest in IStar Operating, which is accounted for under the equity method for financial reporting purposes. In addition, the Company has an investment in TriNet Management Operating Company, Inc. ("TMOC"), a taxable noncontrolled subsidiary of the Company, which is also accounted for under the equity method. Further, certain other investments in partnerships or joint ventures which the Company does not control are also accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

    In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the Company's financial condition at June 30, 2000 and December 31, 1999 and the results of its operations, changes in shareholders' equity and its cash flows for the three- and six-month periods ended June 30, 2000 and 1999, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

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

    Real estate assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. The Company also periodically reviews long-lived assets to be held and used for an impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In management's opinion, real estate assets to be held and used are not carried at amounts in excess of their estimated recoverable amounts.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

    MARKETABLE SECURITIES--From time to time, the Company invests excess working capital in marketable securities such as those issued by the Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA"), and Federal Home Loan Mortgage Corporation ("FHLMC"). Although the Company generally intends to hold such investments for investment purposes, it may, from

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) time to time, sell any of its investments in these securities as part of its management of liquidity. Accordingly, the Company considers such investments as "available-for-sale" and reflects such investments at fair market value with changes in fair market value reflected as a component of shareholders' equity.

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

    LEASING INVESTMENTS: Operating lease revenue is recognized on the straight-line method of accounting from the later of the date of the origination of the lease or the date of acquisition of the facility subject to existing leases. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The difference between lease revenue recognized under this method and actual cash receipts is recorded as a deferred operating lease income receivable on the balance sheet.

    PROVISION FOR POSSIBLE CREDIT LOSSES--The Company's accounting policies require that an allowance for estimated credit losses be maintained at a level that management, based upon an evaluation of known and inherent risks in the portfolio, considers adequate to provide for possible credit losses. Specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral less disposition costs on an individual loan basis. Management considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Management measures these impaired loans at the fair value of the loans' underlying collateral less estimated disposition costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan, however, these loans are

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) placed on non-accrual status at such time that the loans either: (i) become
90 days delinquent; or (ii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment. While on non-accrual status, interest income is recognized only upon actual receipt. Impairment losses are recognized as direct write-downs of the related loan with a corresponding charge to the provision for possible credit losses. Charge-offs occur when loans, or a portion thereof, are considered uncollectible and of such little value that further pursuit of collection is not warranted. Management's periodic evaluation of the allowance for possible credit losses is based upon an analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality and other relevant factors.

    INCOME TAXES--The Company intends to operate in a manner consistent with and to elect to be treated as a REIT. As a REIT, the Company is subject to federal income taxation at corporate rates on its REIT taxable income; however, the Company is allowed a deduction for the amount of dividends paid to its stockholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. IStar Operating and TMOC are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in IStar Operating and TMOC.

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

    USE OF ESTIMATES--The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    NEW ACCOUNTING STANDARDS--In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Company adopted the requirements of this pronouncement in its financial statements beginning with its reporting for fiscal 1999. As of June 30, 2000, the Company maintains two basic business segments for reporting purposes: real estate lending and credit tenant leasing.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). On June 23, 1999 the FASB voted to defer the effectiveness of SFAS No. 133 for one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) subsequent to June 15, 1998. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances a hedge of a foreign currency exposure. The Company currently plans to adopt this pronouncement, as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--deferral of the Effective Date of FASB
Statement No. 133" and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133," as required effective January 1, 2001. The adoption of SFAS No. 133 is not expected to have a material financial impact on the financial position or results of operations of the Company.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2001. The Company has not completed its determination of the impact of the adoption of SAB 101 on its consolidated financial position or results of operations.

    In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation." The Company will be required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees." The Company does not expect the application of FIN 44 to have a material impact on its consolidated financial position or results of operations.

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

    RECAPITALIZATION TRANSACTIONS--As more fully discussed above, pursuant to a series of transactions beginning in March 1994 and including the exercise of the class A and class B warrants in January 1997, the Starwood Investors acquired joint ownership of 69.46% and 100% of the outstanding class A shares and

                              ISTAR FINANCIAL INC.

NOTE 4--CAPITAL TRANSACTIONS (CONTINUED) class B shares of the Company, respectively, through which they controlled approximately 79.64% of the voting interests in the Company as of December 31, 1997. Prior to the consummation of these transactions on March 18, 1998 (collectively, the "Recapitalization Transactions"), Starwood Mezzanine also owned 761,491 units which represented the remaining 91.95% of APMT Limited Partnership not held by the Company. Those units were convertible into cash, an additional 761,491 class A shares of the Company, or a combination of the two, as determined by the Company.

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

    ADVISORY AGREEMENT--In connection with the Recapitalization Transactions, the Company and its former external advisor (the "Advisor"), an affiliate of the Starwood Investors, entered into an Advisory Agreement (the "Advisory Agreement") pursuant to which the Advisor managed the affairs of the Company, subject to the Company's purpose and investment policy, the investment restrictions and the directives of the Board of Directors. The services provided by the Advisor included the following: (i) identifying investment opportunities for the Company; (ii) advising the Company with respect to and effecting acquisitions and dispositions of the Company's investments; (iii) monitoring, managing and servicing the Company's loan portfolio; and (iv) arranging debt financing for the Company. The Advisor was prohibited from acting in a manner inconsistent with the express direction of the Board of Directors, and reported to the Board of Directors and the officers of the Company with respect to its activities.

    The Company paid the Advisor a quarterly base management fee of 0.3125% (1.25% per annum) of the "Book Equity Value" of the Company determined as of the last day of each quarter but estimated and paid in advance subject to recomputation. "Book Equity Value" was generally defined as the excess of the book value of the assets of the Company over all liabilities of the Company.

    In addition, the Company paid the Advisor a quarterly incentive fee of 5.00% of the Company's "Adjusted Net Income" during each quarter that the Adjusted Net Income for such quarter (restated and annualized as a rate of return on the Company's Book Equity Value for such quarter) equaled or exceeded the "Benchmark BB Rate." "Adjusted Net Income" was generally defined as the Company's gross income less the Company's expenses for the applicable quarter (including the base fee for such quarter but not the incentive fee for such quarter). In calculating both Book Equity Value and Adjusted Net Income, real estate-related depreciation and amortization (other than amortization of financing costs and other prepaid

                              ISTAR FINANCIAL INC.

NOTE 4--CAPITAL TRANSACTIONS (CONTINUED) expenses to the extent such costs and prepaid expenses have previously been booked as an asset of the Company) were not deducted. The Advisor was also reimbursed for certain expenses it incured on behalf of the Company.

    The Advisory Agreement had an initial term of three years subject to an automatic renewal for one-year periods unless the Company had been liquidated or a Termination Event (as defined in the Advisory Agreement and which generally included violations of the Advisory Agreement by the Advisor, a bankruptcy event of the Advisor or the imposition of a material liability on the Company as a result of the Advisor's bad faith, willful misconduct, gross negligence or reckless disregard of duties) had occurred and was continuing. In addition, the Advisor could have terminated the Advisory Agreement on 60 days' written notice to the Company and the Company could have terminated the Advisory Agreement upon 60 days' written notice if a Termination Event had occurred or if the decision to terminate were based on affirmative vote of the holders of two thirds or more of the voting shares of the Company at the time outstanding.

    Prior to the transactions described below through which, among other things, the Company became internally-managed, the Company was dependent on the services of the Advisor and its officers and employees for the successful execution of its business strategy.

    1999 TRANSACTIONS--On November 3, 1999, consistent with previously announced terms, the Company's shareholders approved a series of transactions including:
(i) the acquisition, through a merger, of TriNet; (ii) the acquisition, through a merger and a contribution of interests, of 100% of the ownership interests in the Advisor; and (iii) the change in form, through a merger, of the Company's organization into a Maryland corporation. TriNet stockholders also approved the TriNet Acquisition on November 3, 1999. These transactions were consummated on November 4, 1999. As part of these transactions, the Company also replaced its dual class common share structure with a single class of Common Stock.

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

                              ISTAR FINANCIAL INC.

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

    PRO FORMA INFORMATION--The summary unaudited pro forma consolidated statement of operations for the six-month period ended June 30, 1999 is presented as if the following transactions, consummated in November 1999, had occurred on January 1, 1999: (i) the TriNet Acquisition; (ii) the Advisor Transaction; and (iii) the borrowing necessary to consummate the aforementioned transactions. The unaudited pro forma information is based upon the historical consolidated results of operations of the Company and TriNet for the six-month period ended June 30, 1999, after giving effect to the events described above.

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--CAPITAL TRANSACTIONS (CONTINUED)

                                   PRO FORMA
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                               FOR THE SIX
                                                              MONTHS ENDED
                                                              JUNE 30, 1999
                                                              -------------
                                                               (UNAUDITED)
REVENUE:
  Interest income...........................................    $105,969
  Operating lease income....................................      94,765
  Other income..............................................       6,236
                                                                --------
  Total revenue.............................................     206,970
                                                                --------

EXPENSES:
  Interest expense..........................................      66,239
  Property operating costs..................................       7,760
  Depreciation and amortization.............................      17,911
  General and administrative................................      10,280
  Provision for possible credit losses......................       2,250
  Stock option compensation expense.........................       1,134
                                                                --------
  Total expenses............................................     105,574
                                                                --------
  Income before minority interest...........................     101,396
  Minority interest in consolidated entities................         (81)
                                                                --------
  Net income from continuing operations.....................    $101,315
                                                                --------
  Preferred dividend requirements...........................     (18,453)
                                                                --------
  Net income from continuing operations allocable to common
    shareholders............................................    $ 82,862
                                                                ========

BASIC EARNINGS PER SHARE:
Basic earnings per common share.............................    $   0.95
                                                                ========
Weighted average number of common shares outstanding........      87,257
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

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--LOANS AND OTHER LENDING INVESTMENTS

    The following is a summary description of the Company's loans and other lending investments (in thousands):

                                                                                             CARRYING VALUE AS OF
                                                    # OF       ORIGINAL      PRINCIPAL    --------------------------   EFFECTIVE
                                                  BORROWERS   COMMITMENT     BALANCES      JUNE 30,     DECEMBER 31,   MATURITY
TYPE OF INVESTMENT     UNDERLYING PROPERTY TYPE   IN CLASS      AMOUNT      OUTSTANDING      2000           1999         DATES
------------------     -------------------------  ---------   -----------   -----------   -----------   ------------   ---------
                                                                                          (UNAUDITED)
Senior Mortgages       Office/Hotel/Mixed             19      $1,068,066    $1,007,057    $1,007,277     $  938,040    2000 to
                       Use/Apartment/Retail/                                                                           2009
                       Resort
Subordinated           Office/Hotel/Mixed             18         580,835       547,730       530,954        540,441    2000 to
  Mortgages (4)        Use/Retail/Conference                                                                           2007
                       Center
Partnership Loans/     Office/Hotel/Residential/      14         408,273       408,162       406,793        309,768    2000 to
  Unsecured Notes      Land                                                                                            2028
Loan Participations    Office/Retail                   4         127,497       128,039       127,897        152,782    2000 to
                                                                                                                       2005
Other Lending          Real Estate-Related            11             N/A           N/A       190,918         69,975    2002 to
  Investments          Securities/Ventures                                                                             2007
                                                                                          ----------     ----------
Gross Carrying Value                                                                      $2,263,839     $2,011,006
Provision for Possible Credit Losses                                                         (10,500)        (7,500)
                                                                                          ----------     ----------
Total, Net                                                                                $2,253,339     $2,003,506
                                                                                          ==========     ==========


                                                                    PRINCIPAL   PARTICI
                       CONTRACTUAL INTEREST   CONTRACTUAL INTEREST  AMORTIZ-     PATION
TYPE OF INVESTMENT       PAYMENT RATES(1)       ACCRUAL RATES(3)      ATION     FEATURES
------------------     --------------------   --------------------  ---------   --------

Senior Mortgages       Fixed: 7.28% to        Fixed: 7.28% to          Yes(2)     Yes(3)
                       20.00%                 24.00%
                       Variable: LIBOR +      Variable: LIBOR +
                       1.25% to 5.00%         1.25% to 5.00%
Subordinated           Fixed: 9.53% to        Fixed: 9.53% to          Yes(2)     Yes(3)
  Mortgages (4)        15.25%                 17.00%
                       Variable: LIBOR +      Variable: LIBOR +
                       4.50% to 5.80%         4.00% to 5.80%
Partnership Loans/     Fixed: 8.00% to        Fixed: 8.50% to          Yes        Yes(3)
  Unsecured Notes      15.00%                 17.50%
                       Variable: LIBOR +      Variable: LIBOR +
                       5.37% to 7.50%         5.37% to 7.50%
Loan Participations    Fixed: 10.00% to       Fixed: 10.00% to          No        Yes(3)
                       13.60%                 13.60%
                       Variable: LIBOR +      Variable: LIBOR +
                       4.00% to 6.00%         4.00% to 6.00%
Other Lending          Fixed: 10.00% to       Fixed: 10.00% to          No         No
  Investments          12.75%                 12.75%
Gross Carrying Value
Provision for Possibl
Total, Net

EXPLANATORY NOTES:
------------------------

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

(3) Under some of these loans, the Company receives additional payments representing additional contingent interest from participation in available cash flow from operations of the property and the proceeds, in excess of a base amount, arising from a sale or refinancing of the property.

(4) The unfunded commitment amount on one of the Company's construction loans, included in subordinated mortgages, was $2.6 million and $16.2 million as of June 30, 2000 and December 31, 1999, respectively.

                              ISTAR FINANCIAL INC.

NOTE 5--LOANS AND OTHER LENDING INVESTMENTS (CONTINUED)

    During the six-month periods ended June 30, 2000 and 1999, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $361.0 million and $337.3 million in loans and other lending investments, funded $37.8 million and $22.7 million under existing loan commitments and received principal repayments of $163.2 million and $264.3 million.

    The Company has reflected additional provisions for possible credit losses of approximately $1.5 million and $1.3 million in its results of operations during the three months ended June 30, 2000 and 1999, respectively, and $3.0 million and $2.3 million during the six months ended June 30, 2000 and 1999, respectively. There was no other activity in the Company's reserve balances during these periods. These provisions represent portfolio reserves based on management's evaluation of general market conditions, the Company's and industry loss experience, likelihood of delinquencies or defaults and the underlying collateral. No direct impairment reserves on specific loans were considered necessary. Management may transfer reserves between general and specific reserves as considered necessary.

NOTE 6--REAL ESTATE SUBJECT TO OPERATING LEASES

    The Company's investments in real estate subject to operating leases, at cost, were as follows (in thousands):

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
Buildings and improvements..................................  $1,250,545     $1,390,933
Land and land improvements..................................     354,877        277,872
Less accumulated depreciation...............................     (30,907)       (14,627)
                                                              ----------     ----------
                                                               1,574,515      1,654,178
Investments in unconsolidated joint ventures................      78,997         60,106
                                                              ----------     ----------
Real estate subject to operating leases, net................  $1,653,512     $1,714,284
                                                              ==========     ==========

    Under certain leases, the Company receives additional participating lease payments to the extent gross revenues of the tenant exceed a base amount. The Company earned no such additional participating lease payments in the three- or six-month periods ended June 30, 2000 and 1999.

    At June 30, 2000, the Company had investments in seven joint ventures:
(i) TriNet Sunnyvale Partners L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant;
(ii) Corporate Technology Associates LLC ("CTC I"), whose external member is Corporate Technology Centre Partners LLC; (iii) Sierra Land Ventures ("Sierra"), whose external joint venture partner is Sierra-LC Land, Ltd.; (iv) Corporate Technology Centre Associates II LLC ("CTC II"), whose external joint venture member is Corporate Technology Centre Partners II LLC; (v) TriNet Milpitas Associates, LLC ("Milpitas"), whose external member is The Prudential Insurance Company of America; (vi) TN-CP Venture One ("TN-CP"), whose external partner is Sierra Office Venture Three, Ltd.; and (vii) ACRE Simon, L.L.C. ("ACRE"), whose external partner is William R. Simon & Sons Realty Investments, L.L.C. These ventures were formed for the purpose of operating, acquiring and in certain cases, developing corporate net lease facilities. Effective November 22, 1999, the joint venture partners, who are affiliates of Whitehall Street Real Estate Limted Partnership, IX and The Goldman Sachs Group L.P. (collectively, the "Whitehall Group") in W9/TriNet Poydras, LLC ("Poydras") elected to exercise their right under the partnership agreement, which was accelerated as a result of the TriNet Acquisition, to exchange all of their membership units for 350,746 shares of Common Stock of the Company and a $767,000 distribution of available cash. The Whitehall Group's membership units were valued at $33.32, after consideration for the 1.15 exchange ratio, (see Note 4) and converted into shares of Common Stock on a one-for-one basis. As a consequence, Poydras is now wholly owned and is reflected on a consolidated basis in these financial statements.

    At June 30, 2000, the ventures comprised 29 facilities totaling 3.1 million square feet, six of which are under development totalling 1.0 million square feet. Additionally, 17.7 acres of land are held for sale. The Company's combined investment in these joint ventures at June 30, 2000 was $79.0 million. The joint ventures' purchase price for the 29 facilities owned at June 30, 2000 was $348.8 million. The purchase price of the land held for sale was $6.8 million. In the aggregate, the joint ventures had total assets of $417.8 million, total liabilities of $322.8 million,

                              ISTAR FINANCIAL INC.

NOTE 6--REAL ESTATE SUBJECT TO OPERATING LEASES (CONTINUED) and net income of $3.9 million. The Company accounts for these investments under the equity method because its joint venture partners have certain participating rights which limit the Company's control. The Company's investments in and advances to unconsolidated joint ventures, its percentage ownership interests, its respective income and pro rata share of third-party debt as of June 30, 2000 are presented below (in thousands):

                                                                            ACCRUED                  JOINT
UNCONSOLIDATED                       OWNERSHIP      EQUITY       NOTES      INTEREST     TOTAL      VENTURE     INTEREST
JOINT VENTURES                           %        INVESTMENT   RECEIVABLE    INCOME    INVESTMENT    INCOME    RECEIVABLE
--------------                       ----------   ----------   ----------   --------   ----------   --------   ----------
Operating:
  Sunnyvale........................    44.7%       $$13,547     $    --     $    --     $ 13,547    $   732     $    --
  CTC II...........................    50.0%         4,177       21,561       5,070       30,808       (417)      2,669
  Milpitas.........................    50.0%        20,762           --          --       20,762      1,383          --
  TN-CP............................    50.0%         7,595           --          --        7,595        263          --
  ACRE Simon.......................    20.0%         5,111           --          --        5,111         (3)         --
Development:
  Sierra...........................    50.0%         5,890           --          --        5,890        166          --
  CTC I............................    50.0%        21,915           --          --       21,915        493          --
                                                   -------      -------     -------     --------    -------     -------
    Total..........................                $78,997      $21,561     $ 5,070     $105,628    $ 2,617     $ 2,669
                                                   =======      =======     =======     ========    =======     =======

                                                 PRO RATA
                                                 SHARE OF
UNCONSOLIDATED                        TOTAL     THIRD-PARTY
JOINT VENTURES                        INCOME       DEBT
--------------                       --------   -----------
Operating:
  Sunnyvale........................  $   732     $  7,385
  CTC II...........................    2,252        8,190
  Milpitas.........................    1,383       40,889
  TN-CP............................      263       18,982
  ACRE Simon.......................       (3)       4,133
Development:
  Sierra...........................      166          724
  CTC I............................      493       36,550
                                     -------     --------
    Total..........................  $ 5,286     $116,853
                                     =======     ========

    At June 30, 2000 the Company was the guarantor for 50% of CTC I's
$73.1 million construction loan. CTC I has commenced the development of phase II of the project. As a result, the Company has an additional commitment to fund further development costs in the amount of approximately $6.0 million. This amount will vary depending upon the amount of senior third-party financing obtained.

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

                              ISTAR FINANCIAL INC.

NOTE 7--DEBT OBLIGATIONS

    As of June 30, 2000 and December 31, 1999, the Company had debt obligations under various arrangements with financial institutions as follows (in thousands):

                                                           CARRYING VALUE AS OF
                                        MAXIMUM        -----------------------------
                                         AMOUNT         JUNE 30,        DECEMBER 31,
                                       AVAILABLE          2000              1999               STATED INTEREST RATES
                                       ----------      -----------      ------------      --------------------------------
                                                       (UNAUDITED)
SECURED REVOLVING CREDIT
FACILITIES:
  Line of credit...................    $  675,000      $  216,024        $  592,984                LIBOR + 1.50%
  Line of credit...................       500,000         114,785           169,952           LIBOR + 1.50% - 1.75%(1)
                                       ----------      ----------        ----------
  Total secured revolving credit
    facilities.....................     1,175,000         330,809           762,936
UNSECURED REVOLVING CREDIT
FACILITIES:
  Line of credit...................       350,000         121,700           186,700                LIBOR + 1.55%
  Line of credit(2)................       100,000              --                --            LIBOR + 2.00% - 2.25%
                                       ----------      ----------        ----------
    Total revolving credit
      facilities...................    $1,625,000         452,509           949,636
                                       ==========
SECURED TERM LOANS:
  Secured by real estate under operating
    leases.......................................         152,155           153,618                    7.44%
  Secured by senior and subordinate mortgage
    investments..................................              --           109,398                LIBOR + 1.00%
  Secured by senior mortgage investment..........              --            90,902                LIBOR + 1.00%
  Secured by corporate lending investment........          60,000                --                LIBOR + 2.50%
  Secured by real estate under operating
    leases.......................................          78,610            78,610                LIBOR + 1.38%
  Secured by real estate under operating
    leases.......................................          64,689            73,279            Fixed: 6.00% - 11.38%
                                                                                              Variable: LIBOR + 1.00%
  Secured by senior mortgage investment..........          54,000            54,000               LIBOR + 1.75%(6)
                                                       ----------        ----------
  Total term loans...............................         409,454           559,807
  Less debt discounts............................            (250)             (521)
                                                       ----------        ----------
  Total secured term loans.......................         409,204           559,286
ISTAR ASSET RECEIVABLES SECURED
  NOTES:
  Class A........................................         480,795                --                LIBOR + 0.30%
  Class B........................................          94,055                --                LIBOR + 0.50%
  Class C........................................         105,813                --                LIBOR + 1.00%
  Class D........................................          52,906                --                LIBOR + 1.45%
  Class E........................................         123,447                --                LIBOR + 2.75%
                                                       ----------        ----------
  Total IStar Asset Receivables secured notes....         857,016                --
UNSECURED NOTES:
  6.75% Dealer Remarketable Securities(8)........         125,000           125,000                    6.75%
  7.30% Notes....................................         100,000           100,000                    7.30%
  7.70% Notes....................................         100,000           100,000                    7.70%
  7.95% Notes....................................          50,000            50,000                    7.95%
                                                       ----------        ----------
  Total unsecured notes..........................         375,000           375,000
  Less debt discount(9)..........................         (20,017)          (21,481)
                                                       ----------        ----------
  Total unsecured notes..........................         354,983           353,519
OTHER DEBT OBLIGATIONS...........................          64,348            38,763                   Various
                                                       ----------        ----------
TOTAL DEBT OBLIGATIONS...........................      $2,138,060        $1,901,204
                                                       ==========        ==========


                                         EXPECTED/
                                         SCHEDULED
                                       MATURITY DATE
                                     -----------------

SECURED REVOLVING CREDIT
FACILITIES:
  Line of credit...................     March 2001
  Line of credit...................   August 2002(1)
  Total secured revolving credit
    facilities.....................
UNSECURED REVOLVING CREDIT
FACILITIES:
  Line of credit...................      May 2001
  Line of credit(2)................    January 2002
    Total revolving credit
      facilities...................
SECURED TERM LOANS:
  Secured by real estate under oper
    leases.........................     March 2009
  Secured by senior and subordinate
    investments....................   August 2000(3)
  Secured by senior mortgage invest   August 2000(3)
  Secured by corporate lending inve    June 2003(4)
  Secured by real estate under oper
    leases.........................     June 2001
  Secured by real estate under oper
    leases.........................
                                           (5)
  Secured by senior mortgage invest  November 2000(6)
  Total term loans.................
  Less debt discounts..............
  Total secured term loans.........
ISTAR ASSET RECEIVABLES SECURED
  NOTES:
  Class A..........................   August 2003(7)
  Class B..........................  October 2003(7)
  Class C..........................  January 2004(7)
  Class D..........................    June 2004(7)
  Class E..........................  January 2005(7)
  Total IStar Asset Receivables sec
UNSECURED NOTES:
  6.75% Dealer Remarketable Securit     March 2013
  7.30% Notes......................     March 2001
  7.70% Notes......................     July 2017
  7.95% Notes......................      May 2006
  Total unsecured notes............
  Less debt discount(9)............
  Total unsecured notes............
OTHER DEBT OBLIGATIONS.............      Various
TOTAL DEBT OBLIGATIONS.............

EXPLANATORY NOTES:
----------------------------------
(1) On February 4, 2000, the Company extended the term of its $500.0 million facility to August 2002 and increased pricing under the facility to LIBOR + 1.50% to 1.75%.
(2) As effected for the July 7, 2000 increase from $50.0 million to $100.0 million through syndication.
(3) On May 17, 2000, the Company repaid these secured term loan obligations.
(4) The Company has a one-year extension option in June 2003.
(5) Other mortgage loans mature at various dates through 2010.
(6) Currently based on a one-month LIBOR contract, which was repriced from a 12-month LIBOR contract in May 2000. In addition, the Company extended its $54.0 million term loan to November 2000.
(7) Payments on these bonds are dependent on principal repayments on loan assets which collateralize these obligations. The dates indicated above represent the expected date on which the final payment would occur for such class based on the assumptions that the loans which collateralize the obligations are not voluntarily prepaid, the loans are paid on their effective maturity dates and no extensions of the effective maturity dates of any of the loans are granted. The final maturity date for the underlying indenture on classes A, B, C, D, and E is September 25, 2022.
(8) Subject to mandatory tender on March 31, 2003, to either the dealer or the Leasing Subsidiary. The initial coupon of 6.75% applies to first five-year term through the mandatory tender date. If tendered to the dealer, the notes must be remarketed. The rates reset upon remarketing.
(9) These obligations were assumed as part of the TriNet Acquisition. As part of the accounting for the purchase, these fixed rate obligations were considered to have stated interest rates which were below the then prevailing market rates at which the Leasing Subsidiary could issue new debt obligations and, accordingly, the Company ascribed a market discount to each obligation. Such discounts will be amortized as an adjustment to interest expense using the effective interest method over the related term of the obligations.

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

    On January 31, 2000, the Company closed a new unsecured revolving credit facility. The facility is led by a major commercial bank, which committed
$50.0 million of the facility amount. On July 7, 2000, the Company increased the facility amount to $100.0 million through syndication. The new facility has a two-year primary term and a one-year extension, at the Company's option, and bears interest at LIBOR plus 2.00% to 2.25%, depending upon certain conditions.

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

    On May 17, 2000, the Company closed the inaugural offering under its proprietary matched funding program, IStar Asset Receivables ("STARS"), Series 2000-1. In the initial transaction, a wholly-owned subsidiary of the Company issued $896.5 million of investment grade bonds secured by the subsidiary's assets, which had an aggregate outstanding principal balance of approximately $1.2 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The Company initially purchased the class F bonds at a par value of $38.2 million, which the Company financed with a $27.8 million repurchase agreement maturing in May 2001, which is included in other debt obligations in the preceding table. On July 17, 2000, the Company sold, at par, $5.0 million of the class F bonds to an institutional investor. For accounting purposes, these transactions were treated as secured financings.

    On June 20, 2000, the Company closed a $60.0 million term loan secured by a corporate lending investment it originated in the first quarter of 2000. The new loan replaces a $30.0 million interim facility, and effectively match funds the expected weighted average maturity of the underlying corporate loan asset. The loan has a three-year primary term and a one-year extension, at the Company's option, and bears interest at LIBOR plus 2.50%.

    During the six-month period ended June 30, 2000, the Company incurred an extraordinary loss of approximately $0.3 million as a result of the early retirement of certain secured debt obligations of its Leasing Subsidiary.

                              ISTAR FINANCIAL INC.

NOTE 7--DEBT OBLIGATIONS (CONTINUED)
    Future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands):

2000 (remaining six months).................................  $   69,236
2001........................................................     631,120
2002........................................................      15,170
2003........................................................     634,850
2004........................................................     195,015
Thereafter..................................................     612,936
                                                              ----------
Total principal maturities..................................   2,158,327
Net unamortized debt (discounts)/premiums...................     (20,267)
                                                              ----------
Total debt obligations......................................  $2,138,060
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

    On December 15, 1998, for an aggregate purchase price of $220.0 million, the Company issued 4.4 million shares of Series A Preferred Stock and warrants to acquire 6.1 million common shares of Common Stock, as adjusted for dilution, at $34.35 per share. The warrants are exercisable on or after December 15, 1999 at a price of $34.35 per share and expire on December 15, 2005. The proceeds were allocated between the two securities issued based on estimated relative fair values.

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

                              ISTAR FINANCIAL INC.

NOTE 8--STOCKHOLDERS' EQUITY (CONTINUED)
    STOCK REPURCHASE PROGRAM: The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of June 30, 2000 and December 31, 1999, the Company had repurchased approximately 2.3 million shares, at an aggregate cost of approximately $40.4 million.

NOTE 9--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

    RISK MANAGEMENT--In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan assets that results from a property's, borrower's or tenant's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of loans, securities available for sale and purchased mortgage servicing rights due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying loans and the valuation of net lease facilities held by the Company.

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

    The Company has entered into LIBOR interest rate caps struck at 9.00%, 7.50% and 7.50% in notional amounts of $300.0 million, $40.4 million and $38.3 million, respectively, which expire in March 2001, January 2001 and June 2001, respectively. In addition, in connection with the TriNet Acquisition, the Company acquired LIBOR interest rate caps currently struck at 7.75%, 7.75% and 7.50% in notional amounts of $75.0 million, $35.0 million, and $75.0 million, respectively, which expire in December 2004, December 2004 and August 2001, respectively.

    In connection with the closing of STARS, Series 2000-1 in May 2000, the Company entered into a LIBOR interest rate cap struck at 10.00% in the notional amount of $312.0 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Company's net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the significant terms of these arrangements are substantially the same, the effects of a revaluation of these two instruments are expected to substantially offset one another. At June 30, 2000 and December 31, 1999, the net fair value of the Company's interest rate caps were $1.1 million and $2.2 million, respectively.

                              ISTAR FINANCIAL INC.

NOTE 9--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The Company has entered into $342.0 million of interest rate swaps to effectively fix the interest rate on a portion of the Company's floating-rate term loan obligations. In connection with the TriNet Acquisition, the Company acquired an interest rate swap agreement which, together with certain existing interest rate cap agreements, effectively fix the interest rate on $75.0 million of the Leasing Subsidiary's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. Management expects that it will have aggregate LIBOR-based borrowings at the Leasing Subsidiary in excess of the notional amount for the duration of the swap. The actual borrowing cost to the Company with respect to indebtedness covered by the swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. In June 2000, an interest rate swap with a notional amount of approximately $112.0 million matured. At June 30, 2000 and December 31, 1999, the fair value of the Company's interest rate swaps were $3.4 million and $3.4 million, respectively.

    The Company was pursuing and/or recently consummated certain anticipated long-term fixed rate borrowings and had entered into certain derivative instruments based on U.S. Treasury securities to hedge the potential effects of interest rate movements on these transactions. Under these agreements, the Company would generally receive additional cash flow at settlement if interest rates rise and pay cash if interest rates fall. The effects of such receipts or payments will be deferred and amortized over the term of the specific related fixed-rate borrowings.

    In the event that, in the opinion of management, it is no longer probable that the remaining forecasted transaction will occur under terms substantially equivalent to those projected, the Company will cease recognizing such transactions as hedges and immediately recognize related gains or losses based on actual settlement or estimated settlement value of the underlying derivative contract.

    During the year ended December 31, 1999, the Company settled an aggregate notional amount of approximately $63.0 million that was outstanding under such agreements, resulting in a receipt of approximately $0.6 million which had been deferred pending completion of the planned fixed-rate financing transaction. Subsequently, the transaction was modified and actually was consummated as a variable-rate financing transaction. As a result, the previously deferred receipt no longer qualified for hedge accounting treatment and the $0.6 million was recognized as a gain included in other income in the consolidated statement of operations for the three- and six-month periods ended June 30, 2000 in connection with the closing of STARS, Series 2000-1.

    During the year ended December 31, 1999, the Company refinanced its $125.0 million term loan maturing March 15, 1999 with a $155.4 million term loan maturing March 5, 2009. The new term loan bears interest at 7.44% per annum, payable monthly, and amortizes over an approximately 22-year schedule. The new term loan represented forecasted transactions for which the Company had previously entered into U.S. Treasury-based hedging transactions. The net
$3.4 million cost of the settlement of the related interest rate hedges has been deferred and will be amortized as an increase to the effective financing cost of the new term loan over its effective 10-year term.

    CREDIT RISK CONCENTRATIONS--Concentrations of credit risks arise when a number of borrowers or tenants related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors various segments of its portfolio to assess potential concentrations of

                              ISTAR FINANCIAL INC.

NOTE 9--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS (CONTINUED) credit risks. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

    Substantially all of the Company's real estate subject to operating leases (including those held by joint ventures), loans and other lending investments are collateralized by facilities located in the United States, with significant concentrations (i.e., greater than 10%) as of June 30, 2000 in California (27.6%) and Texas (14.2%). As of June 30, 2000, the Company's investments also contain significant concentrations in the following asset/collateral types: office (49.4%), hotel/resorts (16.6%), retail (7.3%) and industrial (6.6%).

    The Company underwrites the credit of prospective borrowers and tenants and often requires them to provide some form of credit support such as corporate guarantees or letters of credit. Although the Company's loans and other lending investments and net lease assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or tenant, the inability of that borrower or tenant to make its payment could have an adverse effect on the Company. As of June 30, 2000, the Company's five largest borrowers or tenants collectively accounted for approximately 13.2% of the Company's annualized interest and operating lease revenue.

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

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and income tax purposes, as well as operating loss and tax credit carry forwards. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. Given the limited nature of the Company's operations and assets and liabilities from 1993 through 1997, the only deferred tax assets were net operating loss carry forwards ("NOL's") of approximately $4.0 million, which arose during such periods. Since the Company has elected to be treated as a REIT for its tax years beginning January 1, 1998, the NOL's have expired unutilized. Accordingly, no net deferred tax asset value, after consideration of a 100% valuation allowance, has been reflected in these financial statements as of June 30, 2000 or December 31, 1999 nor a net tax provision for the three- and six-month periods ended June 30, 2000 and 1999.

NOTE 11--STOCK OPTION PLANS AND EMPLOYEE BENEFITS

    The Company's 1996 Long-Term Incentive Plan (the "Plan") is designed to provide incentive compensation for officers, other key employees and directors of the Company. The Plan provides for awards of stock options and restricted stock and other performance awards. The maximum number of shares of Common Stock available for awards under the Plan is 9% of the outstanding shares of Common Stock, calculated on a fully diluted basis, from time to time; provided that, the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 5.0 million, subject

                              ISTAR FINANCIAL INC.

NOTE 11--STOCK OPTION PLANS AND EMPLOYEE BENEFITS (CONTINUED) to certain antidilution provisions in the Plan. All awards under the Plan, other than automatic awards to non-employee directors, are at the discretion of the Board or a committee of the Board. At June 30, 2000, a total of approximately
7.7 million shares of Common Stock were available for awards under the Plan, of which options to purchase approximately 4.0 million shares of Common Stock were outstanding.

    Concurrently with the Recapitalization Transactions, the Company issued approximately 2.5 million (as adjusted) fully vested and immediately exercisable options to purchase class A shares at $14.72 (as adjusted) per share to the Advisor with a term of ten years. The Advisor granted a portion of these options to its employees and the remainder allocated to an affiliate. In general, the grants to the Advisor's employees provided for scheduled vesting over a predefined service period of three to five years and, in some cases, provided for accelerated vesting based on a change in control of the Advisor or completion of certain liquidity transactions. These options expire concurrently with the original option grant to the Advisor. Upon consummation of the Advisor Transaction these individuals became employees of the Company.

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

    Changes in options outstanding during the six months ended June 30, 2000 was as follows:

                                                               NUMBER OF SHARES
                                                      -----------------------------------   AVERAGE
                                                                  NON-EMPLOYEE               STRIKE
                                                      EMPLOYEES    DIRECTORS      OTHER      PRICE
                                                      ---------   ------------   --------   --------
OPTIONS OUTSTANDING, DECEMBER 31, 1999..............  3,001,270     183,177      764,146     $19.08
  Granted in 2000...................................  1,697,746      80,000       50,000     $17.01
  Exercised in 2000.................................     (5,821)         --           --     $14.72
  Forfeited in 2000.................................   (669,906)         --           --     $21.59
                                                      ---------     -------      -------
OPTIONS OUTSTANDING, JUNE 30, 2000..................  4,023,289     263,177      814,146
                                                      =========     =======      =======

                              ISTAR FINANCIAL INC.

NOTE 11--STOCK OPTION PLANS AND EMPLOYEE BENEFITS (CONTINUED)
    The following table summarizes information concerning outstanding and exercisable options as of June 30, 2000:

                                                                                         OPTIONS
                                                  OPTIONS OUTSTANDING                  EXERCISABLE
                                          ------------------------------------   ------------------------
                                                         WEIGHTED
                                                          AVERAGE     WEIGHTED                   WEIGHTED
                                                         REMAINING    AVERAGE                    AVERAGE
                                            OPTIONS     CONTRACTUAL   EXERCISE    CURRENTLY      EXERCISE
EXERCISE PRICE RANGE                      OUTSTANDING      LIFE        PRICE     EXERCISABLE      PRICE
--------------------                      -----------   -----------   --------   -----------     --------
$14.72..................................   2,222,055        7.70       $14.72     1,242,253(1)    $14.72
$16.69-$16.88...........................   1,220,803        9.54       $16.86            --       $   --
$17.00-$17.56...........................     550,500        9.72       $17.39            --       $   --
$19.50-$19.63...........................       5,250        9.75       $19.51            --       $   --
$21.09..................................      86,250        2.93       $21.09        86,250       $21.09
$22.45..................................     149,500        0.86       $22.45       149,500       $   --
$23.32..................................     167,325        1.75       $23.32       167,325       $   --
$23.64..................................      67,707        3.90       $23.64        30,800       $   --
$24.13-$24.57...........................     213,162        3.78       $24.40       204,582       $24.39
$24.67..................................      56,322        0.40       $25.33        56,322       $25.33
$27.88-$28.37...........................     110,710        1.20       $28.35       106,089       $28.35
$29.08..................................      10,185        8.89       $30.18        10,185       $29.08
$30.33..................................     225,401        1.79       $30.33       200,769       $30.33
$33.15-$33.70...........................      10,350        4.69       $33.39         7,476       $33.49
$56.44..................................       5,092        9.09       $58.58         5,092       $56.44
                                           ---------        ----       ------     ---------       ------
                                           5,100,612        7.24       $18.15     2,266,643       $19.60
                                           =========        ====       ======     =========       ======

EXPLANATORY NOTE:
------------------------

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

    The Company has elected to use the intrinsic method for accounting for options issued to employees or directors, as allowed under Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123") and, accordingly, recognizes no compensation charge in connection with these options to the extent that the options exercise price equals or exceeds the quoted price of the Company's common shares at the date of grant or measurement date. In connection with the Advisor Transaction, as part of the computation of the one-time charge to earnings, the Company calculated a deferred compensation charge of approximately $5.1 million. This deferred charge represents the difference of the closing sales price of the shares of Common Stock on the date of the Advisor Transaction of $20.25 over the strike price of the options of $14.72, as adjusted, for the unvested portion of the options granted to former employees of the Advisor who are now employees of the Company. This deferred charge

                              ISTAR FINANCIAL INC.

NOTE 11--STOCK OPTION PLANS AND EMPLOYEE BENEFITS (CONTINUED) will be amortized over the related remaining vesting terms to the individual employees as additional compensation expense.

    In connection with the original grant of options to the Advisor, the Company utilized the option value method as required by SFAS No. 123 to account for the initial grant of options to the Advisor. An independent financial advisory firm estimated the value of these options at date of grant to be approximately $2.40 per share using a Black-Scholes valuation model. In the absence of comparable historical market information for the Company, the advisory firm utilized assumptions consistent with activity of a comparable peer group of companies including an estimated option life of five years, a 27.5% volatility rate and an estimated annual dividend rate of 8.5%. The resulting charge to earnings was calculated as the number of options allocated to the Advisor multiplied by the estimated value at consummation. A charge of approximately $6.0 million had been reflected in the Company's first quarter 1998 financial results for this original grant.

    Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

    During the three- and six-month periods ended June 30, 2000, the Company granted 61,352 and 15,500 restricted stock units ("RSU's"), respectively. The RSU's vest over a three-year period, with the exception of 12,500 RSU's, which were immediately vested on the date of grant.

    Effective November 4, 1999, the Company implemented a savings and retirement plan (the "401 (k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401 (k) Plan following completion of six months of continuous service with the Company. Each participant may contribute on a pretax basis between 2% and 15% of such participant's compensation. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf up to 50% of the first 10% of the participant's annual contribution. The Company made contributions of approximately $45,000 and $175,000 to the 401 (k) Plan for the three- and six-month periods ended June 30, 2000.

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

    As more fully described in Note 4, in the Incorporation Merger, the class B shares were converted into shares of Common Stock on a 49-for-one basis (the same ratio at which class B shares were previously convertible into class A shares), and the class A shares were converted into shares of Common Stock on a one-for-one basis. As a result, the Company no longer has multiple classes of common shares. Basic and

                              ISTAR FINANCIAL INC.

NOTE 12--EARNINGS PER SHARE (CONTINUED)
diluted earnings per share are based upon the following weighted average shares outstanding during the three- and six-month periods ended June 30, 2000 and 1999, respectively (in thousands):

                                                                    THREE-MONTH                  SIX-MONTH
                                                                   PERIODS ENDED               PERIODS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                             -------------------------   -------------------------
                                                                  2000          1999          2000          1999
                                                             --------------   --------   --------------   --------
                                                                                  (UNAUDITED)
Weighted average common shares outstanding for basic
  earnings per common share................................          85,281    52,471            85,184    52,459
Add effect of assumed shares issued under treasury stock
  method for stock options and restricted stock units......             709     1,706               541     1,712
Add effects of conversion of class B shares (49-for-one)...              --       560                --       560
Add effects of assumed warrants exercised under treasury
  stock method for stock options...........................              --     1,865                --     1,857
                                                             --------------    ------    --------------    ------
Weighted average common shares outstanding for diluted
  earnings per common share................................          85,990    56,602            85,725    56,588
                                                             ==============    ======    ==============    ======

NOTE 13--COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective January 1, 1998. Total comprehensive income was $105.8 million and $58.4 million for the six-month periods ended June 30, 2000 and 1999, respectively, and $53.8 million and $30.3 million for the three-month periods ended June 30, 2000 and 1999, respectively. The primary component of comprehensive income other than net income was the change in value of certain investments in marketable securities classified as available-for-sale.

NOTE 14--DIVIDENDS

    In order to maintain its election to qualify as a REIT, the Company must distribute, at a minimum, an amount equal to 95% of its taxable income and must distribute 100% of its taxable income to avoid paying corporate federal income taxes. Accordingly, the Company anticipates it will distribute all of its taxable income to its shareholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses, in certain circumstances, the Company may be required to borrow to make sufficient dividend payments to meet this anticipated dividend threshold.

    On November 4, 1999, the class A shares were converted into shares of Common Stock on a one-for-one basis. Total dividends declared by the Company aggregated $116.1 million, or $1.86 per common share, for the year ended December 31, 1999. Total common dividends declared by the Company

                              ISTAR FINANCIAL INC.

NOTE 14--DIVIDENDS (CONTINUED)
aggregated $51.2 million or $0.60 per share of Common Stock for the three-and six-months ended June 30, 2000. On July 1, 2000, the Company declared a dividend of approximately $51.2 million, or $0.60 per share of Common Stock, applicable to the second quarter and payable to shareholders of record on July 17, 2000. The Company also declared dividends aggregating $10.4 million, $2.4 million, $1.4 million and $4.0 million, respectively, on its Series A, B, C and D preferred stock, respectively, for the six-month period ended June 30, 2000 and $5.2 million, $1.2 million, $0.7 million and $2.0 million, respectively, on its Series A, B, C and D preferred stock, respectively, for the three-month period ended June 30, 2000. There are no dividend arrearages on any of the preferred shares currently outstanding.

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

NOTE 15--SEGMENT REPORTING

    Statement of Financial Accounting Standard No. 131 ("SFAS No. 131") establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to stockholders.

                              ISTAR FINANCIAL INC.

NOTE 15--SEGMENT REPORTING (CONTINUED)
    The Company has two reportable segments: real estate lending and credit tenant leasing. The Company does not have substantial foreign operations. The accounting policies of the segments are the same as those described in Note 3. The Company has no single customer that accounts for 10% or more of revenues (see Note 9 for other information regarding concentrations of credit risk).

    The Company evaluates performance based on the following financial measures for each segment. Selected results of operations for the three- and six-month periods ended June 30, 2000 and 1999 and selected asset information as of June 30, 2000 and December 31, 1999 regarding the Company's operating segments are as follows (in thousands):

                                                                CREDIT
                                                REAL ESTATE     TENANT      CORPORATE/    COMPANY
                                                  LENDING     LEASING (1)   OTHER (2)      TOTAL
                                                -----------   -----------   ----------   ----------
                                                                    (UNAUDITED)
Total revenues(3):
  Three months ended:
  June 30, 2000...............................  $   69,468    $   47,930    $      516   $  117,914
  June 30, 1999...............................      55,540         3,723            (8)      59,255
  Six months ended:
  June 30, 2000...............................  $  134,225    $   94,330    $      247   $  228,802
  June 30, 1999...............................     107,341         7,450          (112)     114,679
Total operating and interest expense(4):
  Three months ended:
  June 30, 2000...............................  $   28,295    $   18,933    $   17,257   $   64,485
  June 30, 1999...............................      18,773         3,031         7,568       29,372
  Six months ended:
  June 30, 2000...............................  $   50,813    $   39,004    $   33,742   $  123,559
  June 30, 1999...............................      36,816         5,683        14,080       56,579
Net operating income before minority interest
  and gain on sale of net lease assets(5):
  Three months ended:
  June 30, 2000...............................  $   41,173    $   28,997    $  (16,741)  $   53,429
  June 30, 1999...............................      36,767           692        (7,576)      29,883
  Six months ended:
  June 30, 2000...............................  $   83,412    $   55,326    $  (33,495)  $  105,243
  June 30, 1999...............................      70,525         1,767       (14,192)      58,100
Total long-lived assets(6):
  June 30, 2000...............................  $2,253,339    $1,653,512           N/A   $3,906,851
  December 31, 1999...........................   2,003,506     1,714,284           N/A    3,717,790
Total assets:
  June 30, 2000...............................         N/A           N/A    $4,041,269   $4,041,269
  December 31, 1999...........................         N/A           N/A     3,813,552    3,813,552

                              ISTAR FINANCIAL INC.

NOTE 15--SEGMENT REPORTING (CONTINUED)
EXPLANATORY NOTES:
----------------------------------

(1) Includes the Company's pre-existing Credit Tenant Leasing investments acquired in the Recapitalization Transactions since March 18, 1998 and the Credit Tenant Leasing business acquired in the TriNet acquisition since November 4, 1999.

(2) Corporate and Other represents all corporate-level items, including general and administrative expenses and any intercompany eliminations necessary to reconcile to the consolidated Company totals. This caption also includes the Company's servicing business, which is not considered a material separate segment.

(3) Total revenues represents all revenues earned during the period from the assets in each segment. Revenue from the Real Estate Lending Business primarily represents interest income and revenue from the Credit Tenant Leasing business primarily represents operating lease income.

(4) Total operating and interest expense represents provision for possible credit losses for the Real Estate Lending business and property operating costs (including real estate taxes) for the Credit Tenant Leasing business and interest expense specifically related to each segment. General and administrative, advisory fees (prior to November 4, 1999) and stock option compensation expense is included in Corporate and Other for all periods. Depreciation and amortization of $8,862 and $1,365 for the three-month periods ended June 30, 2000 and 1999, respectively, and $17,871 and $2,730 for the six-month periods ended June 30, 2000 and 1999, respectively, are included in the amounts presented above.

(5) Net operating income before minority interests represents total revenues, as defined in note (3) above, less total operating and interest expense, as defined in note (4) above, for each period.

(6) Long-lived assets is comprised of Loans and Other Lending Investments, net and Real Estate Subject to Operating Leases, net, for each respective segment.

NOTE 16--SUBSEQUENT EVENTS

  On July 7, 2000, the Company increased its existing $50.0 million unsecured revolving credit facility to $100.0 million by syndicating $50.0 million to a major commercial bank. All other terms of the facility remain the same.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report and also with the Company's Annual Report for 1999 filed on Form 10-K. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section have the meaning ascribed to them in such financial statements and the notes thereto.

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

    As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, on November 3, 1999, the Company's shareholders approved a series of transactions including: (i) the acquisition of TriNet; (ii) the acquisition of the Company's external advisor; and (iii) the reorganization of the Company from a trust to a corporation and the exchange of the class A and class B shares for Common Stock. Pursuant to the TriNet Acquisition, TriNet merged with and into a subsidiary of the Company, with TriNet surviving as a wholly-owned subsidiary of the Company. In the acquisition, each share of common stock of TriNet was converted into 1.15 shares of Common Stock. Each share of TriNet Series A, Series B and Series C Cumulative Redeemable Preferred Stock was converted into a share of Series B, Series C or Series D (respectively) Cumulative Redeemable Preferred Stock of the Company. The Company's preferred stock issued to the former TriNet preferred stockholders has substantially the same terms as the TriNet preferred stock, except that the new Series B, C, and D preferred stock have additional voting rights not associated with the TriNet preferred stock. The Company's Series A Preferred Stock remained outstanding with the same rights and preferences as existed prior to the TriNet Acquisition. As a consequence of the acquisition of its external advisor, the Company is now internally-managed and no longer pays external advisory fees.

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

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE THREE-MONTH PERIOD ENDED
  JUNE 30, 1999

    INTEREST INCOME--Interest income increased to $66.9 million for the three months ended June 30, 2000 from $52.0 million for the same period in 1999. This increase is a result of the interest generated by

$149.1 million of new loan investments originated or acquired by the Company during the late first quarter and the second quarter of 2000 and an additional $21.3 million funded under existing loan commitments. The increase was partially offset by a reduction in interest earned as a result of principal repayments of approximately $41.4 million made to the Company on its loan investments during the three months ended June 30, 2000.

    OPERATING LEASE INCOME--Operating lease income increased to $47.2 million for the three months ended June 30, 2000 from $3.7 million for the same period in 1999. Approximately $43.5 million of this increase is attributable to operating lease income generated from net lease assets acquired in the TriNet Acquisition.

    OTHER INCOME--Included in other income for the three months ended June 30, 2000 is a prepayment penalty of approximately $2.1 million resulting from a partial repayment of a senior mortgage.

    INTEREST EXPENSE--The Company's interest expense increased by $22.2 million for the three-month period ended June 30, 2000 over the same period in the prior year. This was in part due to higher interest rates and higher average borrowings by the Company on its credit facilities and other term loans, the proceeds of which were used to fund additional loan origination and acquisition activities. Further, interest expense in fiscal 2000 includes approximately $13.0 million of interest expense incurred by the Leasing Subsidiary subsequent to its acquisition.

    PROPERTY OPERATING COSTS--For the three months ended June 30, 2000, property operating costs, net of recoveries from tenants, increased to approximately $3.0 million.

    Property operating costs represent unreimbursed property operating expenses incurred by the Leasing Subsidiary subsequent to its acquisition. All costs of this kind were borne directly by the tenant on the Company's pre-existing credit tenant leasing portfolio prior to the TriNet Acquisition.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased approximately $7.5 million for the three-month period ended June 30, 2000 over the same period in the prior year, primarily as a result of depreciation and amortization on the Leasing Subsidiary's net leased assets subsequent to its acquisition.

    GENERAL AND ADMINISTRATIVE--The Company's general and administrative expenses during the three-month period ended June 30, 2000 increased by approximately $6.6 million compared to the same period in 1999. These increases were generally the result of the increased scope of the Company's operations as a result of costs associated with additional lending operations, the TriNet Acquisition and as a result of additional costs incurred subsequent to the acquisition of the Company's external advisor.

    PROVISION FOR POSSIBLE CREDIT LOSSES--The Company's charge for provision for possible credit losses increased to $1.5 million from $1.3 million as a result of expanded lending operations as well as additional seasoning of the Company's existing lending portfolio. As more fully discussed in Note 5 to the Company's Consolidated Financial Statements, the Company has not realized any actual losses on any of its loan investments to date.

    STOCK OPTION COMPENSATION EXPENSE--Stock compensation expense increased by approximately $586,000 as a result of charges relating to grants of stock options to the Company's employees which includes amortization of the deferred charge incurred in connection with the Advisor Transaction.

    ADVISORY FEES--There were no advisory fees during the three-month period ended June 30, 2000 because, subsequent to the acquisition of the Company's external advisor, the Company is now internally-managed. No further advisory fees will be incurred.

    MINORITY INTEREST--Minority interest expense of $41,000 for the three months ended June 30, 2000 represents the limited partners' share of net income from TriNet Property Partners, L.P., a partnership interest acquired by the Company as part of the TriNet Acquisition. The Company has a 96.5% interest in TriNet Property Partners, L.P. and is the sole general partner.

    GAIN ON SALE OF NET LEASE ASSETS--On April 25, 2000, the Company sold a 251,850 square foot industrial building located in Conroe, Texas for $5.5 million and recognized a gain of $11,000. On May 22, 2000, the Company sold a 442,000 square foot industrial property located in North Reading, Massachusetts for $47.0 million and recognized a gain of $222,000. On June 1, 2000, the Company sold a 420,000 square foot office building located in Parsippany, New Jersey for $49.8 million and recognized a gain of $207,000.

SIX-MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE SIX-MONTH PERIOD ENDED
  JUNE 30, 1999

    INTEREST INCOME--Interest income increased to $126.9 million for the six months ended June 30, 2000 from $101.9 million for the same period in 1999. This increase is a result of the interest generated by $361.0 million of loan investments newly-originated or acquired by the Company during the fiscal 2000, an additional $37.8 million funded under existing loan commitments. The increase was partially offset by a reduction in interest earned as a result of principal repayments of approximately $163.2 million made to the Company on its loan investments during the six months ended June 30, 2000.

    OPERATING LEASE INCOME--Operating lease income increased to $93.5 million for the six months ended June 30, 2000 from $7.5 million for the same period in 1999. Approximately $86.0 million of this increase is attributable to operating lease income generated from net lease assets acquired in the TriNet Acquisition.

    OTHER INCOME--Included in other income for fiscal year 2000 are prepayment fees of approximately $5.4 million resulting from the full or partial repayments of three loans and a forbearance fee of $1.1 million resulting from the purchase of a sub-performing loan and subsequent restructuring of such loan to fully performing status.

    INTEREST EXPENSE--The Company's interest expense increased by $40.3 million for the six-month period ended June 30, 2000 over the same period in the prior year. This was in part due to higher interest rates and higher average borrowings by the Company on its credit facilities and other term loans, the proceeds of which were used to fund additional loan origination and acquisition activities. Further, interest expense in fiscal 2000 includes approximately $26.8 million of interest expense incurred by the Leasing Subsidiary subsequent to its acquisition.

    PROPERTY OPERATING COSTS--For the six months ended June 30, 2000, property operating costs increased to approximately $6.3 million, net of recoveries from tenants.

    Property operating costs represent unreimbursed property operating expenses incurred by the Leasing Subsidiary subsequent to its acquisition. All costs of this kind were borne directly by the tenant on the Company's pre-existing credit tenant leasing portfolio prior to the TriNet Acquisition.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased approximately $15.1 million for the six-month period ended June 30, 2000 over the same period in the prior year, primarily as a result of depreciation and amortization on the Leasing Subsidiary's net leased assets subsequent to its acquisition.

    GENERAL AND ADMINISTRATIVE--The Company's general and administrative expenses during the six-month period ended June 30, 2000 increased by approximately $13.0 million compared to the same period in 1999. These increases were generally the result of the increased scope of the Company's operations as a result of costs associated with additional lending operations, the TriNet Acquisition, and as a result of additional costs incurred subsequent to the acquisition of the Company's external advisor.

    PROVISION FOR POSSIBLE CREDIT LOSSES--The Company's charge for provision for possible credit losses increased to $3.0 million from $2.3 million as a result of expanded lending operations as well as additional seasoning of the Company's existing lending portfolio. As more fully discussed in Note 5 to the Company's

Consolidated Financial Statements, the Company has not realized any actual losses on any of its loan investments to date.

    STOCK OPTION COMPENSATION EXPENSE--Stock compensation expense increased by approximately $1.1 million as a result of charges relating to grants of stock options to the Company's employees, which includes amortization of the deferred charge incurred in connection with the Advisor Transaction.

    ADVISORY FEES--There were no advisory fees during the six-month period ended June 30, 2000 because, subsequent to the acquisition of the Company's external advisor, the Company is now internally-managed. No further advisory fees will be incurred.

    MINORITY INTEREST--Minority interest expense of $82,000 for the first six months of 2000 represents the limited partners' share of net income from TriNet Property Partners, L.P., a partnership acquired by the Company as part of the TriNet Acquisition. The Company has a 96.5% interest in TriNet Property Partners, L.P. and is the sole general partner.

    GAIN ON SALE OF NET LEASE ASSETS-- The Company did not sell any credit tenant lease assets in 1999. During the first six months of 2000, the Company disposed of five assets. On March 1, 2000, the Company sold a 174,600 square foot industrial building located in Sunnyvale, California for $13.4 million and recognized a gain of $238,000. On March 2, 2000, the Company sold a 370,562 square foot office property located in Paoli, Pennsylvania for $32.6 million and recognized a gain of $295,000. On April 25, 2000, the Company sold a 251,850 square foot industrial building located in Conroe, Texas for $5.5 million and recognized a gain of $11,000. On May 22, 2000, the Company sold a 442,000 square foot industrial property located in North Reading, Massachusetts for $47.0 million and recognized a gain of $222,000. On June 1, 2000, the Company sold a 420,000 square foot office building located in Parsippany, New Jersey for $49.8 million and recognized a gain of $207,000.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--Certain of the proceeds from an asset disposition were used to partially repay $8.1 million of the 1994 Mortgage Loan. In connection with this partial paydown, the Company incurred prepayment penalties, which resulted in an extraordinary loss of $317,000 during the first quarter of 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital to fund its investment origination and acquisition activities and operating expenses. The Company has significant access to capital resources to fund its existing business plan, which includes the expansion of its real estate lending and credit tenant leasing businesses. The Company's capital sources include cash flow from operations, borrowings under lines of credit, additional term borrowings, long-term financing secured by the Company's assets, unsecured financing and the issuance of common, convertible and /or preferred equity securities. Further, the Company may acquire other businesses or assets using its capital stock, cash or a combination thereof.

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

    The Company's ability to meet its long-term (i.e., beyond one year) liquidity requirements is subject to the renewal of its credit lines and /or obtaining other sources of financing, including issuing additional debt or equity from time to time. Any decision by the Company's lenders and investors to enter into such transactions with the Company will depend upon a number of factors, such as compliance with the terms of its existing credit arrangements, the Company's financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make such capital commitments and the relative attractiveness of alternative investment or lending opportunities.

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

    As more fully discussed in Note 7 to the Company's Consolidated Financial Statements, at June 30, 2000, the Company had existing fixed-rate borrowings of approximately $152.2 million secured by real estate under operating leases which mature in 2009, an aggregate of approximately $221.0 million in

LIBOR-based, variable-rate loans secured by various senior and subordinate mortgage investments and real estate under operating leases which mature between fiscal 2000 and 2003, fixed-rate corporate debt obligations aggregating approximately $355.0 million which mature between 2001 and 2017, and other variable- and fixed-rate secured debt obligations aggregating approximately $100.6 million which mature at various dates through 2010.

    In addition, the Company has entered into LIBOR-based secured revolving credit facilities of $675.0 and $500.0 million which expire in fiscal 2001 and 2002 respectively. As of June 30, 2000, the Company had drawn approximately $216.0 million and $114.8 million under these facilities. Availability under these facilities is based on collateral provided under a borrowing base calculation. The Company has also increased the size of its unsecured revolving credit facility from $50.0 million to $100.0 million. In addition, the Leasing Subsidiary has an agreement with a group of 13 banks led by Bank of America, N.A. which provides it with a $350.0 million unsecured revolving credit facility. This facility matures on May 31, 2001 and has a one-year extension period at the Company's option. Interest incurred on the facility is LIBOR-based with a margin dependent on the Company's credit ratings. Facility fees under the credit facility are also tied to its credit ratings. All of the available commitment under the facility may be borrowed for general corporate and working capital needs of the Leasing Subsidiary, as well as for investments. Under the terms of this facility, the Leasing Subsidiary is generally permitted to make cash distributions to the Company in an amount equal to 85% of cash flow from operations in any rolling four-quarter period. The facility requires interest-only payments until maturity, at which time outstanding borrowings are due and payable. As of June 30, 2000, the Company had $121.7 million drawn and $228.3 million available under this facility.

    The Company has entered into LIBOR interest rate caps struck at 9.00%, 7.50% and 7.50% in notional amounts of $300.0 million, $40.4 million and $38.3 million, respectively, which expire in March 2001, January 2001 and June 2001, respectively. In addition, in connection with the TriNet Acquisition, the Company acquired LIBOR interest rate caps currently struck at 7.75%, 7.75% and 7.50% in notional amounts of $75.0 million, $35.0 million, and $75.0 million, respectively, which expire in December 2004, December 2004 and August 2001, respectively.

    In connection with the closing of STARS, Series 2000-1 in May 2000, the Company entered into a LIBOR interest rate cap struck at 10.00% in the notional amount of $312.0 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Company's net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the significant terms of these arrangements are substantially the same, the effects of any revaluation of these two instruments are expected to substantially offset one another. At June 30, 2000, the net fair value of the Company's interest rate caps was $1.1 million.

    The Company has originated or acquired certain assets using proceeds from LIBOR-based borrowings. In connection with such borrowings, the Company entered into $342.0 million of interest rate swaps to effectively fix the interest rate on such obligations. In connection with the TriNet Acquisition, the Company acquired an interest rate swap which, together with certain existing interest rate cap agreements, effectively fix the interest rate on $75.0 million of the Leasing Subsidiary's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. Management expects that it will have aggregate LIBOR based borrowings at the Leasing Subsidiary in excess of the notional amount for the duration of the swap. The actual borrowing cost to the Company with respect to indebtedness covered by the swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. In June 2000, an interest rate swap with a notional amount of approximately $112.0 million matured. At June 30, 2000, the fair value of the Company's interest rate swaps was $3.4 million.

    The Company was pursuing and/or has consummated certain anticipated long-term fixed-rate borrowings and had entered into certain derivative instruments based on U.S. Treasury securities to hedge the potential effects of interest rate movements on these transactions. Under these agreements, the Company would generally receive additional cash flow at settlement if interest rates rise and pay cash if interest rates fall. The effects of such receipts or payments will be deferred and amortized over the term of the specific related fixed-rate borrowings.

    During the year ended December 31, 1999, the Company settled derivative instruments with an aggregate notional amount of approximately $63.0 million, resulting in the receipt of approximately $0.6 million which had been deferred pending completion of the related planned fixed-rate financing transaction. Since the transaction was subsequently modified and consummated as a variable-rate financing transaction, the previously deferred receipt no longer qualified for hedge accounting treatment. Therefore, the $0.6 million was recognized as a gain included in other income in the consolidated statement of operations for the three- and six-month periods ended June 30, 2000 in connection with the closing of STARS, Series 2000-1.

    During the year ended December 31, 1999, the Company refinanced its $125.0 million term loan maturing March 15, 1999 with a $155.4 million term loan maturing March 5, 2009. The new term loan bears interest at 7.44% per annum, payable monthly, and amortizes over an approximately 22-year schedule. The new term loan represented forecasted transactions for which the Company had previously entered into U.S. Treasury-based hedging transactions. The net
$3.4 million cost of the settlement of such hedges has been deferred and will be amortized as an increase to the effective financing costs of the new term loan over its 10-year term.

    On May 17, 2000, the Company closed the inaugural offering under its proprietary matched funding program, STARS, Series 2000-1. In the initial transaction, a wholly-owned subsidiary of the Company issued $896.5 million of investment grade bonds secured by the subsidiary's assets, which had an aggregate outstanding principal balance of approximately $1.2 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The Company initially purchased the class F bonds at a par value of $38.2 million, which the Company financed with a $27.8 million repurchase agreement maturing in May 2001. On July 17, 2000, the Company sold, at par, $5.0 million of the class F bonds to an institutional investor. For accounting purposes, these transactions were treated as secured financings.

    STOCK REPURCHASE PROGRAM: The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of June 30, 2000 and December 31, 1999, the Company had repurchased approximately 2.3 million shares, at an aggregate cost of approximately $40.4 million.

ADJUSTED EARNINGS

    Adjusted earnings represents net income computed in accordance with GAAP, before gains (losses) on sales of net lease assets, extraordinary items and cumulative effect, plus depreciation and amortization, less preferred stock dividends, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect adjusted earnings on the same basis.

    The Company believes that to facilitate a clear understanding of the historical operating results of the Company, adjusted earnings should be examined in conjunction with net income as shown in the Consolidated Statements of Operations. Adjusted earnings should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs.

                                             FOR THE               FOR THE
                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30,              JUNE 30,
                                       -------------------   -------------------
                                         2000       1999       2000       1999
                                       --------   --------   --------   --------
Adjusted earnings:
  Income before gains/losses on sales
    of net lease assets and
    extraordinary items..............  $ 53,388   $29,883    $105,160   $ 58,100
  Real estate depreciation...........     8,862     1,365      17,871      2,730
  Joint venture depreciation.........       832       169       1,442        338
  Amortization.......................     3,054     1,379       5,288      2,920
  Preferred dividend requirement.....    (9,227)   (5,308)    (18,454)   (10,615)
  Net income allocable to class B
    shares(1)........................        --      (275)         --       (535)
                                       --------   -------    --------   --------
Adjusted earnings allocable to common
  shareholders:
  Basic..............................  $ 56,909   $27,213    $111,307   $ 52,938
                                       ========   =======    ========   ========
  Diluted............................  $ 57,144   $27,488    $111,779   $ 53,473
                                       ========   =======    ========   ========
Adjusted earnings per common share:
  Basic..............................  $   0.67   $  0.52    $   1.31   $   1.01
                                       ========   =======    ========   ========
  Diluted............................  $   0.66   $  0.49    $   1.30   $   0.94
                                       ========   =======    ========   ========

       EXPLANATORY NOTE:
       -------------------------------

       (1) For the quarter ended June 30, 1999, net income allocable to class B shares represents 1% of net income allocable to the Company's class B shares. On November 4, 1999, the class B shares were exchanged for common shares in connection with the Company's acquisition of TriNet and related transactions. As a result, the Company now has a single class of common shares outstanding.

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

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). On June 23, 1999 the FASB voted to defer the effectiveness of SFAS 133 for one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances a hedge of a foreign currency exposure. The Company currently plans to adopt this pronouncement, as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Hedging Activities--an Amendment of FASB No. 133," as required effective January 1, 2001. The adoption of SFAS No. 133 is not expected to have a material financial impact on the financial position or results of operations of the Company.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2001. The Company has not completed its determination of the impact of the adoption of SAB 101 on its consolidated financial position or results of operation.

    In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation." The Company will be required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees." The Company does not expect the application of FIN 44 to have a material impact on its consolidated financial position or results of operations.

OTHER MATTERS

1940 ACT EXEMPTION

    The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e., "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. As of June 30, 2000, the Company calculates that it is in and has maintained compliance with this requirement.

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 23, 2000, the Company held its 2000 annual meeting of shareholders to vote on various proposals described in the following summary:

ELECTION OF BOARD OF DIRECTORS:

    The eight directors elected as a result of the meeting to hold office until their respective successors are elected are Robert W. Holman, Robin Josephs, Merrick R. Kleeman, Jeffrey G. Dishner, Jonathan D. Eilian, Madison Grose, Michael G. Medzigian, and George R. Puskar. Jay Sugarman, Spencer B. Haber, Willis Andersen, Jr., William M. Matthes, John G. McDonald, Stephen B. Oresman, Barry S. Sternlicht, and Kneeland C. Youngblood are members of the Board of Directors whose office did not expire in 2000 and who continue as directors.

DIRECTOR                                     ELIGIBLE VOTES      FOR       WITHHELD
--------                                     --------------   ----------   --------
Robert W. Holman...........................    82,824,947     82,232,967   591,980
Robin Josephs..............................    82,824,947     82,355,903   469,044
Merrick R. Kleeman.........................    82,824,947     82,331,239   493,708
Jeffrey G. Dishner.........................    82,824,947     82,326,415   498,532
Jonathan D. Eilian.........................    82,824,947     82,326,524   498,423
Madison Grose..............................    82,824,947     82,333,426   491,521
Michael G. Medzigian.......................    82,824,947     82,349,631   475,316
George R. Puskar...........................    82,824,947     82,258,818   566,129

OTHER PROPOSALS:

                                             ELIGIBLE VOTES      FOR       AGAINST    ABSTAIN
                                             --------------   ----------   --------   --------
Proposal:
-------------------------------------------
1. To ratify the appointment of
  PricewaterhouseCoopers LLP as
  the Independent Auditors for the fiscal
  year ended December 31, 2000.............    82,824,947     82,606,509   140,546     77,892

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM-8-K

    A. EXHIBITS

     3.1  Amended By-Laws of the Company

    27.1  Financial Data Schedule.

    B. REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      ISTAR FINANCIAL INC.
                                                      ----------------------------------------
                                                      REGISTRANT

Date: August 14, 2000

                                                      /s/ Jay Sugarman
                                                      ----------------------------------------
                                                      CHAIRMAN OF THE BOARD OF DIRECTORS,
                                                      CHIEF EXECUTIVE OFFICER AND PRESIDENT
Date: August 14, 2000

                                                      /s/ Spencer B. Haber
                                                      ----------------------------------------
                                                      EXECUTIVE VICE PRESIDENT--FINANCE,
                                                      CHIEF FINANCIAL OFFICER, DIRECTOR AND SECRETARY