Form 10-Q
period 2000-09-30
ISTAR FINANCIAL INC
filed 2000-11-14
CIK 1095651

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO______________

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

        Registrant's telephone number, including area code:(212)930-9400

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

    Indicate by check mark whether the registrant; (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 8, 2000, there were 85,734,749 shares of common stock of IStar Financial Inc., $0.001 par value per share outstanding ("Common Stock").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ISTAR FINANCIAL INC.
                               INDEX TO FORM 10-Q

                                                                              PAGE
                                                                            --------
PART I.       Consolidated Financial Information..........................      3
Item 1.       Financial Statements:
              Consolidated Balance Sheets at September 30, 2000 and             3
              December 31, 1999...........................................
              Consolidated Statements of Operations--For the three- and
              nine-month periods ended September 30, 2000 and 1999........      4
              Consolidated Statement of Changes in Shareholders'
              Equity--For the nine-month period ended September 30,
              2000........................................................      5
              Consolidated Statements of Cash Flows--For the three- and
              nine-month periods ended September 30, 2000 and 1999........      6
              Notes to Consolidated Financial Statements..................      7
Item 2.       Management's Discussion and Analysis of Financial Condition      31
              and Results of Operations...................................

PART II.      Other Information...........................................     42
Item 1.       Legal Proceedings...........................................     42
Item 2.       Changes in Securities and Use of Proceeds...................     42
Item 3.       Defaults Upon Senior Securities.............................     42
Item 4.       Submission of Matters to a Vote of Security Holders.........     42
Item 5.       Other Information...........................................     42
Item 6.       Exhibits and Reports on Form 8-K............................     42
              Signatures..................................................     43

PART I--CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ISTAR FINANCIAL INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS
Loans and other lending investments, net....................   $2,269,957      $2,003,506
Real estate subject to operating leases, net................    1,654,671       1,714,284
Cash and cash equivalents...................................       47,585          34,408
Restricted cash.............................................       16,316          10,195
Marketable securities.......................................           62           4,344
Accrued interest and operating lease income receivable......       17,994          16,211
Deferred operating lease income receivable..................        7,986           1,147
Deferred expenses and other assets..........................       60,030          29,074
Investment in IStar Operating...............................          125             383
                                                               ----------      ----------
  Total assets..............................................   $4,074,726      $3,813,552
                                                               ==========      ==========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities....   $   53,088      $   54,773
Dividends payable...........................................        5,225          53,667
Debt obligations............................................    2,169,969       1,901,204
                                                               ----------      ----------
  Total liabilities.........................................    2,228,282       2,009,644
                                                               ----------      ----------
Commitments and contingencies...............................           --              --
Minority interest in consolidated entities..................        2,565           2,565
Shareholders' equity:
Series A Preferred Shares, $0.001 par value, liquidation
  preference $220,000, 4,400 shares authorized and
  outstanding at September 30, 2000 and December 31, 1999               4               4
Series B Preferred Shares, $0.001 par value, liquidation
  preference $50,000, 2,000 shares issued and outstanding at
  September 30, 2000 and December 31, 1999                              2               2
Series C Preferred Shares, $0.001 par value, liquidation
  preference $32,500, 1,300 shares issued and outstanding at
  September 30, 2000 and December 31, 1999                              1               1
Series D Preferred Shares, $0.001 par value, liquidation
  preference $100,000, 4,000 shares issued and outstanding
  at September 30, 2000 and December 31, 1999                           4               4
Common Stock, $0.001 par value, 200,000 shares authorized,
  85,733 and 84,985 shares issued and outstanding at
  September 30, 2000 and December 31, 1999, respectively               86              85
Warrants and options........................................       16,943          17,935
Accumulated other comprehensive income (losses).............          (34)           (229)
Additional paid in capital..................................    1,966,281       1,953,972
Retained earnings (deficit).................................      (98,863)       (129,992)
Treasury stock (at cost)....................................      (40,545)        (40,439)
                                                               ----------      ----------
  Total shareholders' equity................................    1,843,879       1,801,343
                                                               ----------      ----------
  Total liabilities and shareholders' equity................   $4,074,726      $3,813,552
                                                               ==========      ==========

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                             FOR THE               FOR THE
                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
REVENUE:
  Interest income....................................  $ 70,148   $52,911    $197,095   $154,837
  Operating lease income.............................    46,327     4,276     139,822     11,726
  Other income.......................................     4,208     3,448      12,568      8,751
                                                       --------   -------    --------   --------
    Total revenue....................................   120,683    60,635     349,485    175,314
                                                       --------   -------    --------   --------
COSTS AND EXPENSES:
  Interest expense...................................    46,470    21,099     127,029     61,348
  Operating costs--corporate tenant lease assets.....     3,284        --       9,568         --
  Depreciation and amortization......................     8,705     1,365      26,575      4,095
  General and administrative.........................     5,859       717      20,570      2,386
  Provision for possible credit losses...............     1,750     1,250       4,750      3,500
  Stock option compensation expense..................       569        --       1,703         --
  Advisory fees......................................        --     4,933          --     14,614
                                                       --------   -------    --------   --------
    Total costs and expenses.........................    66,637    29,364     190,195     85,943
                                                       --------   -------    --------   --------
Net income before minority interest, gain on sale of
  corporate tenant lease assets and extraordinary
  loss...............................................    54,046    31,271     159,290     89,371
Minority interest in consolidated entities...........       (41)       --        (123)        --
Gain on sale of corporate tenant lease assets........     1,974        --       2,948         --
                                                       --------   -------    --------   --------
Net income before extraordinary loss.................    55,979    31,271     162,115     89,371
Extraordinary loss on early extinguishment of debt...      (388)       --        (705)        --
                                                       --------   -------    --------   --------
Net income...........................................  $ 55,591   $31,271    $161,410   $ 89,371
Preferred dividend requirements......................    (9,227)   (5,308)    (27,681)   (15,923)
                                                       --------   -------    --------   --------
Net income allocable to common shareholders..........  $ 46,364   $25,963    $133,729   $ 73,448
                                                       ========   =======    ========   ========
Basic earnings per common share(1)...................  $   0.54   $  0.49    $   1.57   $   1.39
                                                       ========   =======    ========   ========
Diluted earnings per common share....................  $   0.54   $  0.47    $   1.55   $   1.31
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

                              ISTAR FINANCIAL INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                            SERIES A    SERIES B    SERIES C    SERIES D     COMMON    WARRANTS   ACCUMULATED OTHER
                            PREFERRED   PREFERRED   PREFERRED   PREFERRED    STOCK       AND        COMPREHENSIVE     TREASURY
                              STOCK       STOCK       STOCK       STOCK      AT PAR    OPTIONS         INCOME          STOCK
                            ---------   ---------   ---------   ---------   --------   --------   -----------------   --------
Balance at December 31,
  1999....................    $  4        $  2        $  1        $  4        $ 85     $17,935          $(229)        $(40,439)
Exercise of options.......      --          --          --          --           1        (992)            --               --
Dividends declared--
  preferred stock.........      --          --          --          --          --          --             --               --
Dividends declared--
  common stock............      --          --          --          --          --          --             --               --
Acquisition of ACRE
  Partners................      --          --          --          --          --          --             --               --
Restricted stock units
  issued to employees in
  lieu of cash bonuses....      --          --          --          --          --          --             --               --
Restricted stock units
  granted to employees....      --          --          --          --          --          --             --               --
Treasury stock............      --          --          --          --          --          --             --             (106)
Net income for the
  period..................      --          --          --          --          --          --             --               --
Change in accumulated
  other comprehensive
  income..................      --          --          --          --          --          --            195               --
                              ----        ----        ----        ----        ----     -------          -----         --------
Balance at September 30,
  2000....................    $  4        $  2        $  1        $  4        $ 86     $16,943          $ (34)        $(40,545)
                              ====        ====        ====        ====        ====     =======          =====         ========

                            ADDITIONAL   RETAINED
                             PAID-IN      EARNING
                             CAPITAL     (DEFICIT)     TOTAL
                            ----------   ---------   ----------
Balance at December 31,
  1999....................  $1,953,972   $(129,992)  $1,801,343
Exercise of options.......       7,087          --        6,096
Dividends declared--
  preferred stock.........         248     (27,681)     (27,433)
Dividends declared--
  common stock............          --    (102,600)    (102,600)
Acquisition of ACRE
  Partners................       3,637          --        3,637
Restricted stock units
  issued to employees in
  lieu of cash bonuses....       1,125          --        1,125
Restricted stock units
  granted to employees....         212          --          212
Treasury stock............          --          --         (106)
Net income for the
  period..................          --     161,410      161,410
Change in accumulated
  other comprehensive
  income..................          --          --          195
                            ----------   ---------   ----------
Balance at September 30,
  2000....................  $1,966,281   $ (98,863)  $1,843,879
                            ==========   =========   ==========

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 FOR THE THREE           FOR THE NINE
                                                                  MONTHS ENDED           MONTHS ENDED
                                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                              --------------------   --------------------
                                                                2000        1999       2000        1999
                                                              ---------   --------   ---------   --------
Cash flows from operating activities:
Net income..................................................  $  55,591   $ 31,271   $ 161,410   $ 89,371
Adjustments to reconcile net income to cash flows provided
  by operating activities:
  Minority interest in consolidated entities................         41         --         123         --
  Equity in (earnings) loss of unconsolidated joint ventures
    and subsidiaries........................................     (1,415)       (48)     (3,826)        65
  Depreciation and amortization.............................     12,662      2,709      35,642      8,359
  Amortization of discounts/premiums, deferred interest and
    costs on lending investments............................     (6,007)    (6,295)    (17,758)   (19,025)
  Distributions from operating joint ventures...............        996         --       3,374         --
  Straight-line operating lease income adjustments..........     (2,348)        --      (6,879)        --
  Realized (gains) losses on sales of securities............         --        (11)        229        (11)
  Gain on sale of corporate tenant lease assets.............     (1,974)        --      (2,948)        --
  Extraordinary loss on early extinguishment of debt........        388         --         705         --
  Provision for possible credit losses......................      1,750      1,250       4,750      3,500
  Changes in assets and liabilities:
    (Increase) decrease in restricted cash..................       (178)        (1)     (6,121)     2,201
    (Increase) decrease in accrued interest and operating
     lease income receivable................................        398     (1,673)     (1,783)      (884)
    Increase in deferred expenses and other assets..........     (2,094)    (3,167)    (10,928)    (4,201)
    Increase (decrease) in accounts payable, accrued
     expenses and other liabilities.........................        552       (944)     (3,784)    (2,908)
                                                              ---------   --------   ---------   --------
  Cash flows provided by operating activities...............     58,362     23,091     152,206     76,467
                                                              ---------   --------   ---------   --------
Cash flows from investing activities:
  New investment originations/acquisitions..................   (227,300)   (24,164)   (670,473)  (361,414)
  Principal fundings on existing loan commitments...........    (12,768)   (14,483)    (50,577)   (37,207)
  Proceeds from sale of corporate tenant lease assets.......         --         --     145,948         --
  Repayments of and principal collections from loans and
    other lending investments...............................    210,388    102,892     373,620    368,062
  Net investments in and advances to unconsolidated joint
    ventures................................................     14,812         --       2,839         --
  Capital expenditures on real estate subject to operating
    leases..................................................     (4,544)        --      (7,626)        --
                                                              ---------   --------   ---------   --------
  Cash flows provided by (used in) investing activities.....    (19,412)    64,245    (206,269)   (30,559)
                                                              ---------   --------   ---------   --------
Cash flows from financing activities:
  Net borrowings (repayments) under revolving credit
    facilities..............................................    154,587       (663)   (342,539)    44,796
  Borrowings under term loans...............................         --         --      90,000      1,564
  Repayments under term loans...............................     (4,759)   (64,634)   (245,114)        --
  Borrowings under repurchase agreements....................        220         --      28,201         --
  Repayments under repurchase agreements....................     (3,594)      (200)     (5,986)    (6,691)
  Borrowings under bond offerings...........................      5,000         --     863,254         --
  Repayments under bond offerings...........................   (120,445)        --    (121,684)        --
  Common dividends paid.....................................    (51,429)   (22,791)   (151,040)   (66,758)
  Preferred dividends paid..................................     (9,144)    (5,225)    (27,433)   (11,377)
  Minority interest.........................................        (41)        --        (123)        --
  Payments for deferred financing costs.....................       (491)       566     (26,286)    (4,592)
  Purchase of treasury stock................................         --         --        (106)        --
  Proceeds from exercise of options.........................      6,013         --       6,096        947
                                                              ---------   --------   ---------   --------
  Cash flows provided by (used in) financing activities.....    (24,083)   (92,947)     67,240    (42,111)
                                                              ---------   --------   ---------   --------
Increase (decrease) in cash and cash equivalents............     14,867     (5,611)     13,177      3,797
Cash and cash equivalents at beginning of period............     32,718     19,518      34,408     10,110
                                                              ---------   --------   ---------   --------
Cash and cash equivalents at end of period..................  $  47,585   $ 13,907   $  47,585   $ 13,907
                                                              =========   ========   =========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..................  $  39,674   $ 19,219   $ 111,287   $ 57,578
                                                              =========   ========   =========   ========

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

    BUSINESS--The Company is the leading publicly traded finance company focused on the commercial real estate industry, providing structured mortgage, mezzanine, and corporate lease financing to private and corporate owners of real estate nationwide. The Company, which is taxed as a real estate investment trust ("REIT"), seeks to deliver superior risk-adjusted returns on equity for shareholders by providing innovative and value-added financing solutions to its customers.

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

NOTE 2--BASIS OF PRESENTATION

    The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The Consolidated Financial Statements include the accounts of the Company, its qualified REIT subsidiaries, and its majority-owned and controlled partnership. Certain third-party mortgage servicing operations are conducted through IStar Operating Inc. ("IStar Operating"), a taxable corporation which is not consolidated with the Company for

                              ISTAR FINANCIAL INC.

NOTE 2--BASIS OF PRESENTATION (CONTINUED) financial reporting or income tax purposes. The Company owns all of the preferred stock and a 95% economic interest in IStar Operating, which is accounted for under the equity method for financial reporting purposes. In addition, the Company has an investment in TriNet Management Operating
Company, Inc. ("TMOC"), a taxable noncontrolled subsidiary of the Company, which is also accounted for under the equity method. Further, certain other investments in partnerships or joint ventures which the Company does not control are also accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

    In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the Company's financial condition at September 30, 2000 and December 31, 1999 and the results of its operations, changes in shareholders' equity and its cash flows for the three- and nine-month periods ended September 30, 2000 and 1999, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LOANS AND OTHER LENDING INVESTMENTS, NET--As described in Note 5, "Loans and Other Lending Investments," includes the following investments: senior mortgages, subordinate mortgages, corporate/ partnership loans, loan participations and other lending investments. In general, management considers its investments in this category as held-to-maturity and, accordingly, reflects such items at amortized historical cost.

    REAL ESTATE SUBJECT TO OPERATING LEASES AND DEPRECIATION--Real estate subject to operating leases is generally recorded at cost. Certain improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance items are expensed as incurred. The Company capitalizes interest costs incurred during the land development or construction period on qualified development projects, including investments in joint ventures accounted for under the equity method. Depreciation is computed using the straight line method of cost recovery over estimated useful lives of 40.0 years for buildings, seven years for furniture and equipment, the shorter of the remaining lease term or expected life for tenant improvements, and the remaining life of the building for building improvements.

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

    MARKETABLE SECURITIES--From time to time, the Company invests excess working capital in short-term marketable securities such as those issued by the Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA"), and Federal Home Loan Mortgage Corporation ("FHLMC"). Although the Company generally intends to hold such investments for investment purposes, it may, from time to time, sell any of its investments in these securities as part of its management of liquidity. Accordingly, the Company considers such investments as "available-for-sale" and reflects such

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) investments at fair market value with changes in fair market value reflected as a component of shareholders' equity.

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

    REVENUE RECOGNITION--The Company's revenue recognition policies are as follows:

    LOANS AND OTHER LENDING INVESTMENTS: The Company generally intends to hold all of its loans and other lending investments to maturity. Accordingly, it reflects all of these investments at amortized cost less allowance for loan losses, acquisition premiums or discounts, deferred loan fees and undisbursed loan funds. On occasion, the Company may acquire loans at either premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. If loans that were acquired at a premium or discount are prepaid, the Company immediately recognizes the unamortized premium or discount as a decrease or increase in the prepayment gain or loss, respectively. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as a yield adjustment. Interest income is recognized using the effective interest method applied on a loan-by-loan basis.

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

    PROVISION FOR POSSIBLE CREDIT LOSSES--The Company's accounting policies require that an allowance for estimated credit losses be maintained at a level that management, based upon an evaluation of known and inherent risks in the portfolio, considers adequate to provide for possible credit losses. Specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral less disposition costs on an individual loan basis. Management considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Management measures these impaired loans at the fair value of the loans' underlying collateral less estimated disposition costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan; however, these loans are placed on non-accrual status at such time that the loans either: (i) become 90 days delinquent; or
(ii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment. While on non-accrual status, interest income is recognized only upon actual receipt.

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Impairment losses are recognized as direct write-downs of the related loan with a corresponding charge to the provision for possible credit losses. Charge-offs occur when loans, or a portion thereof, are considered uncollectible and of such little value that further pursuit of collection is not warranted. Management's periodic evaluation of the allowance for possible credit losses is based upon an analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality and other relevant factors.

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

    EARNINGS (LOSS) PER COMMON SHARES--In accordance with the Statement of Financial Accounting Standards No. 128 ("FASB No. 128"), the Company presents both basic and diluted earnings per share ("EPS"). Basic earnings per share ("Basic EPS") excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share ("Diluted EPS") reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

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

    NEW ACCOUNTING STANDARDS--In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Company adopted the requirements of this pronouncement in its financial statements beginning with its reporting for fiscal 1999. As of September 30, 2000, the Company maintains two basic business segments for reporting purposes: real estate lending and corporate tenant leasing.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). On June 23, 1999, the FASB voted to defer the effectiveness of SFAS No. 133 for one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (i) a hedge of the exposure to

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances, a hedge of a foreign currency exposure. The Company currently plans to adopt this pronouncement, as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133," as required effective January 1, 2001. The adoption of SFAS No. 133 is not expected to have a material financial impact on the financial position or results of operations of the Company.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2000. The adoption of SAB 101 is not expected to have a material financial impact on the financial position or the results of operations of the Company.

    In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation." The Company was required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees." The initial adoption of FIN 44 by the Company did not have a material impact on its consolidated financial position or results of operations.

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

    Simultaneously, Starwood Mezzanine contributed various real estate loan investments to the Company in exchange for 9,191,333 class A shares and $25.5 million in cash, as adjusted. Starwood Opportunity Fund IV, L.P., one of the Starwood Investors ("SOF IV"), contributed loans and other lending investments, $17.9 million in cash and certain letters of intent in exchange for 41,179,133 class A shares of the Company and a cash payment of $324.3 million. Concurrently, the holders of the class B shares who were affiliates of the Starwood Investors acquired 25,565,979 additional class B shares sufficient to maintain existing voting preferences pursuant to the Company's Amended and Restated Declaration of Trust. Immediately after these transactions, the Starwood Investors owned approximately 99.27% of the outstanding class A shares of the Company and 100% of the class B shares. Assets acquired from Starwood Mezzanine were reflected using step acquisition accounting at predecessor basis adjusted to fair value to the extent of post-transaction, third-party ownership. Assets acquired from SOF IV were reflected at their fair market value.

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

    In addition, the Company paid the Advisor a quarterly incentive fee of 5.00% of the Company's "Adjusted Net Income" during each quarter that the Adjusted Net Income for such quarter (restated and annualized as a rate of return on the Company's Book Equity Value for such quarter) equaled or exceeded the "Benchmark BB Rate." "Adjusted Net Income" was generally defined as the Company's gross income less the Company's expenses for the applicable quarter (including the base fee for such quarter but not the incentive fee for such quarter). In calculating both Book Equity Value and Adjusted Net Income, real-estate-related depreciation and amortization (other than amortization of financing costs and other prepaid expenses to the extent such costs and prepaid expenses had previously been booked as an asset of the Company) were not deducted. The Advisor was also reimbursed for certain expenses it incured on behalf of the Company.

    Prior to the transactions described below through which, among other things, the Company became internally-managed, the Company was dependent on the services of the Advisor and its officers and employees for the successful execution of its business strategy.

    1999 TRANSACTIONS--On November 3, 1999, consistent with previously announced terms, the Company's shareholders approved a series of transactions including:
(i) the acquisition, through a merger, of TriNet; (ii) the acquisition, through a merger and a contribution of interests, of 100% of the ownership interests in the Advisor; and (iii) the change in form, through a merger, of the Company's organization to a Maryland corporation. TriNet stockholders also approved the TriNet Acquisition on November 3, 1999. These transactions were consummated on November 4, 1999. As part of these transactions, the Company also replaced its dual class common share structure with a single class of Common Stock.

                              ISTAR FINANCIAL INC.

NOTE 4--CAPITAL TRANSACTIONS (CONTINUED)
    TRINET ACQUISITION--TriNet merged with and into a subsidiary of the Company, with TriNet surviving as a wholly-owned subsidiary of the Company (the "Leasing Subsidiary"). In the TriNet Acquisition, each share of TriNet common stock was converted into 1.15 shares of Common Stock, resulting in an aggregate issuance of 28.9 million shares of Common Stock. Each share of TriNet Series A, Series B and Series C Cumulative Redeemable Preferred Stock was converted into a share of Series B, Series C or Series D (respectively) Cumulative Redeemable Preferred Stock of the Company. The Company's preferred stock issued to the former TriNet preferred stockholders has substantially the same terms as the TriNet preferred stock, except that the new Series B, C and D preferred stock has additional voting rights not associated with the TriNet preferred stock. The holders of the Company's Series A preferred stock retained the same rights and preferences as existed prior to the TriNet Acquisition.

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

    INCORPORATION MERGER--Prior to the consummation of the TriNet Acquisition and the Advisor Transaction, the Company changed its form from a Maryland trust to a Maryland corporation in the Incorporation Merger, which technically involved a merger of the Company with a wholly-owned subsidiary formed solely to effect such merger. In the Incorporation Merger, the class B shares were converted into shares of Common Stock on a 49-for-one basis (the same ratio at which class B shares were previously convertible into class A shares), and the class A shares were converted into shares of Common Stock on a one-for-one basis. As a result, the Company no longer has multiple classes of common shares. The Incorporation Merger was treated as a transfer of assets and liabilities under common control. Accordingly, the assets and liabilities transferred from the Maryland trust to the Maryland corporation were reflected at their predecessor basis and no gain or loss was recognized.

    The Company declared and paid a special dividend of one million shares of its Common Stock payable pro rata to all holders of record of its Common Stock following completion of the Incorporation Merger, but prior to the effective time of the TriNet Acquisition and the Advisor Transaction.

    PRO FORMA INFORMATION--The summary unaudited pro forma consolidated statement of operations for the nine-month period ended September 30, 1999 is presented as if the following transactions, consummated in November 1999, had occurred on January 1, 1999: (i) the TriNet Acquisition; (ii) the Advisor Transaction; and (iii) the borrowing necessary to consummate the aforementioned transactions. The unaudited pro forma information is based upon the historical consolidated results of operations of the Company and TriNet for the nine-month period ended September 30, 1999, after giving effect to the events described above.

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--CAPITAL TRANSACTIONS (CONTINUED)

                                   PRO FORMA
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                 FOR THE NINE
                                                                 MONTHS ENDED
                                                              SEPTEMBER 30, 1999
                                                              ------------------
                                                                 (UNAUDITED)
REVENUE:
  Interest income...........................................       $160,147
  Operating lease income....................................        142,517
  Other income..............................................         17,532
                                                                   --------
  Total revenue.............................................        320,196
                                                                   --------

EXPENSES:
  Interest expense..........................................        100,741
  Operating costs--corporate tenant lease assets............          8,963
  Depreciation and amortization.............................         26,712
  General and administrative................................         15,468
  Provision for possible credit losses......................          3,500
  Stock option compensation expense.........................          1,703
                                                                   --------
  Total expenses............................................        157,087
                                                                   --------
  Net income before minority interest.......................        163,109
  Minority interest in consolidated entities................           (122)
                                                                   --------
  Net income from continuing operations.....................       $162,987
                                                                   --------
  Preferred dividend requirements...........................        (27,681)
                                                                   --------
  Net income from continuing operations allocable to common
    shareholders............................................       $135,306
                                                                   ========

BASIC EARNINGS PER SHARE:
  Basic earnings per common share...........................       $   1.55
                                                                   ========
  Weighted average number of common shares outstanding......         87,262
                                                                   ========

    Investments and dispositions are assumed to have taken place as of January 1, 1999; however, loan originations and acquisitions are not reflected in these pro forma numbers until the actual origination or acquisition date by the Company. The pro forma information above excludes certain non-recurring historical charges recorded in 1999 by TriNet (prior to its acquisition by the Company) of $3.4 million to write down the fair value of a corporate tenant lease asset. General and administrative costs represent estimated expense levels as an internally-managed Company.

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

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--LOANS AND OTHER LENDING INVESTMENTS

    The following is a summary description of the Company's loans and other lending investments (in thousands):

                                                                                              CARRYING VALUE AS OF
                                                    # OF       ORIGINAL      PRINCIPAL    ----------------------------   EFFECTIVE
                                                  BORROWERS   COMMITMENT     BALANCES     SEPTEMBER 30,   DECEMBER 31,   MATURITY
TYPE OF INVESTMENT     UNDERLYING PROPERTY TYPE   IN CLASS      AMOUNT      OUTSTANDING       2000            1999         DATES
------------------     -------------------------  ---------   -----------   -----------   -------------   ------------   ---------
                                                                                           (UNAUDITED)
Senior Mortgages(4)    Office/Hotel/Mixed            22       $1,330,314    $1,267,180     $1,250,810      $  938,040    2000 to
                       Use/Apartment/Retail/                                                                             2009
                       Resort/Conference
                       Center/Land
Subordinated           Office/Hotel/Mixed            14          382,136       349,846        334,543         540,441    2000 to
  Mortgages            Use/Retail                                                                                        2007
Corporate/             Office/Hotel/Residential      13          395,897       387,177        393,936         309,768    2000 to
  Partnership Loans                                                                                                      2028
Loan Participations    Office/Retail                  3          127,497       111,399        111,260         152,782    2000 to
                                                                                                                         2005
Other Lending          Real Estate-Related           10              N/A           N/A        191,658          69,975    2002 to
  Investments          Securities/Ventures                                                                               2007
                                                                                           ----------      ----------
Gross Carrying Value                                                                       $2,282,207      $2,011,006
Provision for Possible Credit Losses                                                          (12,250)         (7,500)
                                                                                           ----------      ----------
Total, Net                                                                                 $2,269,957      $2,003,506
                                                                                           ==========      ==========


                                                                    PRINCIPAL   PARTICI-
                       CONTRACTUAL INTEREST   CONTRACTUAL INTEREST  AMORTIZ-     PATION
TYPE OF INVESTMENT       PAYMENT RATES(1)       ACCRUAL RATES(1)      ATION     FEATURES
------------------     --------------------   --------------------  ---------   --------

Senior Mortgages(4)    Fixed: 7.28% to        Fixed: 7.28% to          Yes(2)     Yes(3)
                       20.00%                 24.00%
                       Variable: LIBOR +      Variable: LIBOR +
                       1.25% to 6.00%         1.25% to 6.00%
Subordinated           Fixed: 7.00% to        Fixed: 8.00% to          Yes(2)     Yes(3)
  Mortgages            15.25%                 15.25%
                       Variable: LIBOR +      Variable: LIBOR +
                       5.80%                  5.80%
Corporate/             Fixed: 9.00% to        Fixed: 9.00% to          Yes        Yes(3)
  Partnership Loans    14.50%                 17.50%
                       Variable: LIBOR +      Variable: LIBOR +
                       2.78% to 7.50%         2.78% to 7.50%
Loan Participations    Fixed: 10.00% to       Fixed: 10.00% to          No        Yes(3)
                       13.60%                 13.60%
                       Variable: LIBOR +      Variable: LIBOR +
                       4.50%                  4.50%
Other Lending          Fixed: 6.75% to        Fixed: 6.75% to           No         No
  Investments          12.75%                 12.75%
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

(4) The unfunded commitment amount on one of the Company's construction loans, included in senior mortgages, was $16.2 million as of December 31, 1999. As of September 30, 2000, the construction loan was fully funded.

                              ISTAR FINANCIAL INC.

NOTE 5--LOANS AND OTHER LENDING INVESTMENTS (CONTINUED)

    During the nine-month periods ended September 30, 2000 and 1999, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $670.5 million and $361.4 million in loans and other lending investments, funded $50.6 million and $37.2 million under existing loan commitments and received principal repayments of $373.6 million and $368.1 million.

    The Company has reflected additional provisions for possible credit losses of approximately $1.8 million and $1.3 million in its results of operations during the three months ended September 30, 2000 and 1999, respectively, and $4.8 million and $3.5 million during the nine months ended September 30, 2000 and 1999, respectively. There was no other activity in the Company's reserve balances during these periods. These provisions represent portfolio reserves based on management's evaluation of general market conditions, the Company's internal risk management policies and credit risk ratings system, industry loss experience, likelihood of delinquencies or defaults and the underlying collateral. No direct impairment reserves on specific loans were considered necessary. Management may transfer reserves between general and specific reserves as considered necessary.

NOTE 6--REAL ESTATE SUBJECT TO OPERATING LEASES

    The Company's investments in real estate subject to operating leases, at cost, were as follows (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
Buildings and improvements..................................   $1,267,205      $1,390,933
Land and land improvements..................................      358,526         277,872
Less accumulated depreciation...............................      (39,340)        (14,627)
                                                               ----------      ----------
                                                                1,586,391       1,654,178
Investments in unconsolidated joint ventures................       68,280          60,106
                                                               ----------      ----------
Real estate subject to operating leases, net................   $1,654,671      $1,714,284
                                                               ==========      ==========

    Under certain leases, the Company receives additional participating lease payments to the extent gross revenues of the tenant exceed a base amount. The Company earned no such additional participating lease payments in the three- or nine-month periods ended September 30, 2000, and $554,000 in the three-and nine-month periods ended September 30, 1999.

    At September 30, 2000, the Company had investments in seven joint ventures:
(i) TriNet Sunnyvale Partners L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant;
(ii) Corporate Technology Associates LLC ("CTC I"), whose external member is Corporate Technology Centre Partners LLC; (iii) Sierra Land Ventures ("Sierra"), whose external joint venture partner is Sierra-LC Land, Ltd.; (iv) Corporate Technology Centre Associates II LLC ("CTC II"), whose external joint venture member is Corporate Technology Centre Partners II LLC; (v) TriNet Milpitas Associates, LLC ("Milpitas"), whose external member is The Prudential Insurance Company of America; (vi) TN-CP Venture One ("TN-CP"), whose external partner is Sierra Office Venture Three, Ltd.; and (vii) ACRE Simon, L.L.C. ("ACRE"), whose external partner is William E. Simon & Sons Realty Investments, L.L.C. These ventures were formed for the purpose of operating, acquiring and in certain cases, developing corporate tenant lease facilities. At September 30, 2000, all facilities held by CTC II and TN-CP had been sold.

    At September 30, 2000, the ventures comprised 23 facilities, four of which are under development. Additionally, 17.7 acres of land are held for sale. The Company's combined investment in these joint ventures at September 30, 2000 was $68.3 million. The joint ventures' purchase price for the 23 facilities owned at September 30, 2000 was $295.7 million. The purchase price of the land held for sale was $6.8 million. In the aggregate, the joint ventures had total assets of $337.6 million and total liabilities of $244.0 million as of September 30, 2000 and net income of $6.1 million for the nine months ended September 30, 2000. The Company accounts for these investments under the equity method because its joint venture partners have certain participating rights which limit the Company's control. The Company's investments in and advances to

                              ISTAR FINANCIAL INC.

NOTE 6--REAL ESTATE SUBJECT TO OPERATING LEASES (CONTINUED) unconsolidated joint ventures, its percentage ownership interests, its respective income and pro rata share of third-party debt as of September 30, 2000 are presented below (in thousands):

                                                                           ACCRUED                  JOINT
          UNCONSOLIDATED             OWNERSHIP     EQUITY       NOTES      INTEREST     TOTAL      VENTURE    INTEREST    TOTAL
          JOINT VENTURES                 %       INVESTMENT   RECEIVABLE    INCOME    INVESTMENT    INCOME     INCOME     INCOME
-----------------------------------  ---------   ----------   ----------   --------   ----------   --------   --------   --------
Operating:
  Sunnyvale........................    44.7%      $13,776       $    --     $   --     $13,776      $1,142     $   --     $1,142
  CTC I............................    50.0%       22,349            --         --      22,349         936         --        936
  CTC II...........................    50.0%           --        21,932      5,684      27,616        (755)     4,030      3,275
  Milpitas.........................    50.0%       21,052            --         --      21,052       2,140         --      2,140
  TN-CP............................    50.0%           34            --         --          34         393         --        393
  ACRE SIMON.......................    20.0%        5,117            --         --       5,117          33         --         33
Development:
  Sierra...........................    50.0%        5,952            --         --       5,952         228         --        228
                                                  -------       -------     ------     -------      ------     ------     ------
    Total..........................               $68,280       $21,932     $5,684     $95,896      $4,117     $4,030     $8,147
                                                  =======       =======     ======     =======      ======     ======     ======

                                      PRO RATA
                                      SHARE OF
          UNCONSOLIDATED             THIRD-PARTY
          JOINT VENTURES                DEBT
-----------------------------------  -----------
Operating:
  Sunnyvale........................    $10,728
  CTC I............................     38,099
  CTC II...........................         --
  Milpitas.........................     40,766
  TN-CP............................         --
  ACRE SIMON.......................      5,138
Development:
  Sierra...........................        724
                                       -------
    Total..........................    $95,455
                                       =======

    At September 30, 2000, the Company was the guarantor for 50% of CTC I's $76.2 million construction loan.

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

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--DEBT OBLIGATIONS

    As of September 30, 2000 and December 31, 1999, the Company had debt obligations under various arrangements with financial institutions as follows (in thousands):

                                                             CARRYING VALUE AS OF
                                        MAXIMUM        ---------------------------------
                                         AMOUNT        SEPTEMBER 30,       DECEMBER 31,
                                       AVAILABLE            2000               1999                STATED INTEREST RATES
                                       ----------      --------------      -------------      --------------------------------
                                                        (UNAUDITED)
SECURED REVOLVING CREDIT
  FACILITIES:
  Line of credit...................    $ 675,000         $  268,161         $  592,984                LIBOR + 1.50%
  Line of credit...................      500,000            231,335            169,952            LIBOR + 1.50%-1.75%(1)
UNSECURED REVOLVING CREDIT
  FACILITIES:
  Line of credit...................      350,000            107,600            186,700                LIBOR + 1.55%
  Line of credit...................      100,000                 --                 --             LIBOR + 2.00%-2.25%
                                       ----------        ----------         ----------
    Total revolving credit
    facilities.....................    $1,625,000           607,096            949,636
                                       ==========
SECURED TERM LOANS:
  Secured by real estate under operating
    leases.......................................           151,439            153,618                     7.44%
  Secured by senior and subordinate mortgage
    investments..................................                --            109,398                LIBOR + 1.00%
  Secured by senior mortgage investment..........                --             90,902                LIBOR + 1.00%
  Secured by corporate lending investment........            60,000                 --                LIBOR + 2.50%
  Secured by real estate under operating
    leases.......................................            78,610             78,610                LIBOR + 1.38%
  Secured by real estate under operating
    leases.......................................            60,645             73,279              Fixed: 6.00%-11.38%
                                                                                                 Variable: LIBOR + 1.00%
  Secured by senior mortgage investment..........            54,000             54,000               LIBOR + 1.75%(5)
                                                         ----------         ----------
  Total term loans...............................           404,694            559,807
  Less debt discounts............................              (105)              (521)
                                                         ----------         ----------
  Total secured term loans.......................           404,589            559,286
ISTAR ASSET RECEIVABLES SECURED NOTES:
  Class A........................................           360,349                 --                LIBOR + 0.30%
  Class B........................................            94,055                 --                LIBOR + 0.50%
  Class C........................................           105,813                 --                LIBOR + 1.00%
  Class D........................................            52,906                 --                LIBOR + 1.45%
  Class E........................................           123,447                 --                LIBOR + 2.75%
  Class F........................................             5,000                 --                LIBOR + 3.15%
                                                         ----------         ----------
  Total IStar Asset Receivables secured notes....           741,570                 --
UNSECURED NOTES:
  6.75% Dealer Remarketable Securities(7)........           125,000            125,000                     6.75%
  7.30% Notes....................................           100,000            100,000                     7.30%
  7.70% Notes....................................           100,000            100,000                     7.70%
  7.95% Notes....................................            50,000             50,000                     7.95%
                                                         ----------         ----------
  Total unsecured notes..........................           375,000            375,000
  Less debt discounts(8).........................           (19,262)           (21,481)
                                                         ----------         ----------
  Total unsecured notes..........................           355,738            353,519
OTHER DEBT OBLIGATIONS...........................            60,976             38,763                    Various
                                                         ----------         ----------
TOTAL DEBT OBLIGATIONS...........................        $2,169,969         $1,901,204
                                                         ==========         ==========


                                         EXPECTED/
                                         SCHEDULED
                                       MATURITY DATE
                                     -----------------

SECURED REVOLVING CREDIT
  FACILITIES:
  Line of credit...................    March 2001
  Line of credit...................  August 2002(1)
UNSECURED REVOLVING CREDIT
  FACILITIES:
  Line of credit...................     May 2001
  Line of credit...................   January 2002
    Total revolving credit
    facilities.....................
SECURED TERM LOANS:
  Secured by real estate under oper
    leases.........................    March 2009
  Secured by senior and subordinate
    investments....................  August 2000(2)
  Secured by senior mortgage invest  August 2000(2)
  Secured by corporate lending inve   June 2003(3)
  Secured by real estate under oper
    leases.........................     June 2001
  Secured by real estate under oper
    leases.........................
                                           (4)
  Secured by senior mortgage invest  November 2000(5)
  Total term loans.................
  Less debt discounts..............
  Total secured term loans.........
ISTAR ASSET RECEIVABLES SECURED NOT
  Class A..........................  August 2003(6)
  Class B..........................  October 2003(6)
  Class C..........................  January 2004(6)
  Class D..........................   June 2004(6)
  Class E..........................  January 2005(6)
  Class F..........................  January 2005(6)
  Total IStar Asset Receivables sec
UNSECURED NOTES:
  6.75% Dealer Remarketable Securit    March 2013
  7.30% Notes......................    March 2001
  7.70% Notes......................     July 2017
  7.95% Notes......................     May 2006
  Total unsecured notes............
  Less debt discounts(8)...........
  Total unsecured notes............
OTHER DEBT OBLIGATIONS.............      Various
TOTAL DEBT OBLIGATIONS.............

EXPLANATORY NOTES:
----------------------------------------
(1) On February 4, 2000, the Company extended the term of its $500.0 million facility to August 2002 and increased pricing under the facility to LIBOR + 1.50% to 1.75%.

(2) On May 17, 2000, the Company repaid these secured term loan obligations.

(3) The Company has a one-year extension option in June 2003.

(4) Other mortgage loans mature at various dates through 2010.

(5) Currently based on a one-month LIBOR contract, which was repriced from a 12-month LIBOR contract in May 2000. In addition, the Company extended its $54.0 million term loan to November 2000.

(6) Principal payments on these bonds are a function of the principal repayments on loan assets which collateralize these obligations. The dates indicated above represent the expected date on which the final payment would occur for such class based on the assumptions that the loans which collateralize the obligations are not voluntarily prepaid, the loans are paid on their effective maturity dates and no extensions of the effective maturity dates of any of the loans are granted. The final maturity date for the underlying indenture on classes A, B, C, D, E, and F is September 25, 2022.

(7) Subject to mandatory tender on March 31, 2003, to either the dealer or the Leasing Subsidiary. The initial coupon of 6.75% applies to first five-year term through the mandatory tender date. If tendered to the dealer, the notes must be remarketed. The rates reset upon remarketing.

(8) These obligations were assumed as part of the TriNet Acquisition. As part of the accounting for the purchase, these fixed rate obligations were considered to have stated interest rates which were below the then prevailing market rates at which the Leasing Subsidiary could issue new debt obligations and, accordingly, the Company ascribed a market discount to each obligation. Such discounts will be amortized as an adjustment to interest expense using the effective interest method over the related term of the obligations.

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

    On May 17, 2000, the Company closed the inaugural offering under its proprietary matched funding program, IStar Asset Receivables ("STARS"), Series 2000-1. In the initial transaction, a wholly-owned subsidiary of the Company issued $896.5 million of investment grade bonds secured by the subsidiary's assets, which had an aggregate outstanding principal balance of approximately $1.2 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The Company initially purchased the class F bonds at a par value of $38.2 million, which the Company financed with a $27.8 million repurchase agreement maturing in May 2001, which has a balance of $24.2 million at September 30, 2000 and is included in other debt obligations in the preceding table. On July 17, 2000, the Company sold, at par, $5.0 million of the class F bonds to an institutional investor. For accounting purposes, these transactions were treated as secured financings.

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

    During the nine-month period ended September 30, 2000, the Company incurred an extraordinary loss of approximately $0.7 million as a result of the early retirement of certain secured debt obligations of its Leasing Subsidiary.

                              ISTAR FINANCIAL INC.

NOTE 7--DEBT OBLIGATIONS (CONTINUED)
    Future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands):

2000 (remaining three months)...............................  $   65,631
2001........................................................     554,372
2002........................................................     246,392
2003........................................................     514,404
2004........................................................     195,016
Thereafter..................................................     613,521
                                                              ----------
Total principal maturities..................................   2,189,336
Net unamortized debt (discounts)/premiums...................     (19,367)
                                                              ----------
Total debt obligations......................................  $2,169,969
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

    As more fully described in Note 4, the Company consummated a series of transactions on November 4, 1999 in which its class A and class B shares were exchanged into a single class of Common Stock. The Company's charter now provides for the issuance of up to 200.0 million shares of Common Stock, par value $0.001 per share, and 30.0 million shares of preferred stock. As part of these transactions, the Company adopted articles supplementary creating four series of preferred stock designated as 9.5% Series A Cumulative Redeemable Preferred Stock, consisting of 4.4 million shares, 9.375% Series B Cumulative Redeemable Preferred Stock, consisting of 2.3 million shares, 9.20% Series C Cumulative Redeemable Preferred Stock, consisting of approximately 1.5 million shares, and 8.0% Series D Cumulative Redeemable Preferred Stock, consisting of
4.6 million shares. The Series B, C and D Cumulative Redeemable Preferred Stock were issued in the TriNet Acquisition in exchange for similar issuances of TriNet stock then outstanding. The Series A, B, C and D Cumulative Redeemable Preferred Stock are redeemable without premium at the option of the Company at their respective liquidation preferences beginning on December 15, 2003, June 15, 2001, August 15, 2001 and October 8, 2002, respectively.

                              ISTAR FINANCIAL INC.

NOTE 8--STOCKHOLDERS' EQUITY (CONTINUED)
    STOCK REPURCHASE PROGRAM: The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of September 30, 2000 and December 31, 1999, the Company had repurchased approximately
2.3 million shares at an aggregate cost of approximately $40.5 million.

NOTE 9--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

    RISK MANAGEMENT--In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan assets that results from a property's, borrower's or tenant's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of loans due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying loans and the valuation of corporate tenant lease facilities held by the Company.

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

    The Company has entered into LIBOR interest rate caps struck at 9.00%, 7.50% and 7.50% in notional amounts of $300.0 million, $40.4 million and $38.3 million, respectively, which expire in March 2001, January 2001 and June 2001, respectively. In addition, in connection with the TriNet Acquisition, the Company acquired LIBOR interest rate caps currently struck at 7.75%, 7.75% and 7.50% in notional amounts of $75.0 million, $35.0 million and $75.0 million, respectively, which expire in December 2004, December 2004 and August 2001, respectively.

    In connection with the closing of STARS, Series 2000-1 in May 2000, the Company entered into a LIBOR interest rate cap struck at 10.00% in the notional amount of $312.0 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Company's net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the significant terms of these arrangements are substantially the same, the effects of a revaluation of these two instruments are expected to substantially offset one another. At
September 30, 2000 and December 31, 1999, the net fair value of the Company's interest rate caps were $0.7 million and $2.2 million, respectively.

    The Company has entered into LIBOR interest rate swaps struck at 5.714%, 7.055%, and 7.058% in notional amounts of $92.0 million, $125.0 million and $125.0 million, respectively, which expire in March

                              ISTAR FINANCIAL INC.

NOTE 9--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS (CONTINUED)
2001, June 2003 and June 2003, respectively. These swaps effectively fix the interest rate on a portion of the Company's floating-rate term loan obligations. In connection with the TriNet Acquisition, the Company acquired an interest rate swap agreement which, together with certain existing interest rate cap agreements, effectively fix the interest rate on $75.0 million of the Leasing Subsidiary's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. Management expects that it will have aggregate LIBOR-based borrowings at the Leasing Subsidiary in excess of the notional amount for the duration of the swap. The actual borrowing cost to the Company with respect to indebtedness covered by the swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. In June 2000, an interest rate swap with a notional amount of approximately $112.0 million matured. At September 30, 2000 and December 31, 1999, the fair value (liability) of the Company's interest rate swaps were ($1.1) million and $3.4 million, respectively.

    During the year ended December 31, 1999, the Company settled an aggregate notional amount of approximately $63.0 million that was outstanding under certain hedging agreements which the Company had entered into in order to hedge the potential effects of interest rate movements on anticipated fixed-rate borrowings. The settlement of such agreements resulted in a receipt of approximately $0.6 million which had been deferred pending completion of the planned fixed-rate financing transaction. Subsequently, the transaction was modified and was actually consummated as a variable-rate financing transaction. As a result, the previously deferred receipt no longer qualified for hedge accounting treatment and the $0.6 million was recognized as a gain included in other income in the consolidated statement of operations for the nine-month period ended September 30, 2000 in connection with the closing of STARS, Series 2000-1.

    During the year ended December 31, 1999, the Company refinanced its $125.0 million term loan maturing March 15, 1999 with a $155.4 million term loan maturing March 5, 2009. The new term loan bears interest at 7.44% per annum, payable monthly, and amortizes over an approximately 22-year schedule. The new term loan represented forecasted transactions for which the Company had previously entered into U.S. Treasury-based hedging transactions. The net
$3.4 million cost of the settlement of the related interest rate hedges has been deferred and will be amortized as an increase to the effective financing cost of the new term loan over its effective ten-year term.

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

    Substantially all of the Company's real estate subject to operating leases (including those held by joint ventures), loans and other lending investments are collateralized by facilities located in the United States, with significant concentrations (i.e., greater than 10%) as of September 30, 2000 in California (24.2%) and Texas (14.6%). As of September 30, 2000, the Company's investments also contain significant concentrations in the following asset/collateral types: office (49.0%) and hotel/resorts (19.9%).

                              ISTAR FINANCIAL INC.

NOTE 9--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The Company underwrites the credit of prospective borrowers and tenants and often requires them to provide some form of credit support such as corporate guarantees or letters of credit. Although the Company's loans and other lending investments and corporate tenant lease assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or tenant, the inability of that borrower or tenant to make its payment could have an adverse effect on the Company. As of September 30, 2000, the Company's five largest borrowers or tenants collectively accounted for approximately 17.6% of the Company's aggregate annualized interest and operating lease revenue.

NOTE 10--INCOME TAXES

    Although originally formed to qualify as a REIT under the Code for the purpose of making and acquiring various types of mortgage and other loans, during 1993 through 1997, the Company failed to qualify as a REIT. As confirmed by a closing agreement with the Internal Revenue Service (the "IRS") obtained in March 1998, the Company was eligible, elected to be taxed as a REIT and qualified for REIT status for the tax years commencing on January 1, 1998. The Company did not incur any material tax liabilities as a result of its operations during such years.

NOTE 11--STOCK OPTION PLANS AND EMPLOYEE BENEFITS

    The Company's 1996 Long-Term Incentive Plan (the "Plan") is designed to provide incentive compensation for officers, other key employees and directors of the Company. The Plan provides for awards of stock options and restricted stock and other performance awards. The maximum number of shares of Common Stock available for awards under the Plan is 9% of the outstanding shares of Common Stock, calculated on a fully diluted basis, from time to time; provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 5.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan, other than automatic awards to non-employee directors, are at the discretion of the Board or a committee of the Board. At September 30, 2000, a total of approximately 7.7 million shares of Common Stock were available for awards under the Plan, of which options to purchase approximately 4.4 million shares of Common Stock were outstanding.

    Concurrently with the Recapitalization Transactions, the Company issued approximately 2.5 million (as adjusted) fully vested and immediately exercisable options to purchase class A shares at $14.72 (as adjusted) per share to the Advisor with a term of ten years. The Advisor granted a portion of these options to its employees and the remainder were allocated to an affiliate. Upon consummation of the Advisor Transaction, these individuals became employees of the Company. In general, the grants to these employees provided for scheduled vesting over a predefined service period of three to five years and, under certain conditions, provide for accelerated vesting. These options expire on March 15, 2008.

    In connection with the TriNet Acquisition, outstanding options to purchase TriNet stock under TriNet's stock option plans were converted into options to purchase shares of Common Stock on substantially the same terms, except that both the exercise price and number of shares issuable upon exercise of the TriNet options were adjusted to give effect to the merger exchange ratio of 1.15 shares of Common Stock for each share of TriNet common stock. In addition, options held by the former directors of TriNet and certain executive officers became fully vested as a result of the transaction. Such options

                              ISTAR FINANCIAL INC.

NOTE 11--STOCK OPTION PLANS AND EMPLOYEE BENEFITS (CONTINUED) were converted into options to purchase shares of Common Stock on substantially the same terms, as adjusted for the merger exchange ratio.

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

    Changes in options outstanding during the nine months ended September 30, 2000 was as follows:

                                                               NUMBER OF SHARES
                                                     ------------------------------------   AVERAGE
                                                                  NON-EMPLOYEE               STRIKE
                                                     EMPLOYEES     DIRECTORS      OTHER      PRICE
                                                     ----------   ------------   --------   --------
OPTIONS OUTSTANDING, DECEMBER 31, 1999.............   3,001,270     183,177      764,146     $19.08
  Granted in 2000..................................   1,849,746      80,000       50,000     $17.31
  Exercised in 2000................................    (413,733)     --            --        $14.72
  Forfeited in 2000................................  (1,069,966)     --            --        $23.02
                                                     ----------     -------      -------
OPTIONS OUTSTANDING, SEPTEMBER 30, 2000............   3,367,317     263,177      814,146
                                                     ==========     =======      =======

    The following table summarizes information concerning outstanding and exercisable options as of September 30, 2000:

                                                 OPTIONS OUTSTANDING
                                         ------------------------------------     OPTIONS EXERCISABLE
                                                        WEIGHTED                ------------------------
                                                         AVERAGE     WEIGHTED                   WEIGHTED
                                                        REMAINING    AVERAGE                    AVERAGE
                                           OPTIONS     CONTRACTUAL   EXERCISE    CURRENTLY      EXERCISE
EXERCISE PRICE RANGE                     OUTSTANDING      LIFE        PRICE     EXERCISABLE      PRICE
--------------------                     -----------   -----------   --------   -----------     --------
$14.72.................................   1,826,603        7.45       $14.72       886,569(1)    $14.72
$16.69-$16.88..........................   1,212,803        9.28       $16.86            --       $   --
$17.00-$17.56..........................     550,000        9.48       $17.39            --       $   --
$19.50-$19.63..........................       5,250        9.65       $19.51            --       $   --
$20.63-$21.44..........................     238,250        7.31       $20.99        86,250       $21.09
$22.45.................................      34,500        3.17       $22.45        34,500       $22.45
$23.32.................................      98,325        2.65       $23.32        98,325       $23.32
$23.64.................................      60,720        3.65       $23.64        28,988       $23.64
$24.13-$24.57..........................     144,737        5.11       $24.33       144,737       $24.33
$25.22-$26.09..........................      34,500        0.69       $25.74        34,500       $25.74
$27.88-$28.37..........................      68,425        1.41       $28.35        65,550       $28.35
$29.08.................................      10,185        8.63       $29.08        10,185       $29.08
$30.33.................................     144,900        2.25       $30.33       123,142       $30.33
$33.15-$33.70..........................      10,350        4.44       $33.39         7,475       $33.49
$56.44.................................       5,092        8.84       $56.44         5,092       $56.44
                                          ---------       -----       ------    ----------       ------
                                          4,444,640        7.05       $16.29     1,525,313       $19.31
                                          =========       =====       ======    ==========       ======

                              ISTAR FINANCIAL INC.

NOTE 11--STOCK OPTION PLANS AND EMPLOYEE BENEFITS (CONTINUED)
EXPLANATORY NOTE:
------------------------

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

    In connection with the original grant of options in March 1998 to the Advisor, the Company utilized the option value method as required by SFAS
No. 123. An independent financial advisory firm estimated the value of these options at date of grant to be approximately $2.40 per share using a Black-Scholes valuation model. In the absence of comparable historical market information for the Company, the advisory firm utilized assumptions consistent with activity of a comparable peer group of companies including an estimated option life of five years, a 27.5% volatility rate and an estimated annual dividend rate of 8.5%. The resulting charge to earnings was calculated as the number of options allocated to the Advisor multiplied by the estimated value at consummation. A charge of approximately $6.0 million was reflected in the Company's first quarter 1998 financial results for this original grant.

    Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

    During the nine-month period ended September 30, 2000, the Company granted 76,852 restricted stock units ("RSU's") to new employees. The RSU's vest over a three-year period, with the exception of 12,500 RSU's, which were immediately vested on the date of grant. The RSU's are valued at the date of grant and are reflected as compensation expense over the vesting period.

    Effective November 4, 1999, the Company implemented a savings and retirement plan (the "401 (k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401 (k) Plan following completion of six months of continuous service with the Company. Each participant may contribute on a pretax basis between 2% and 15% of such participant's compensation. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf up to 50% of the first 10% of the participant's annual contribution. The Company made contributions of approximately $48,000 and $223,000 to the 401 (k) Plan for the three- and nine-month periods ended September 30, 2000.

                              ISTAR FINANCIAL INC.

NOTE 12--EARNINGS PER SHARE

    Prior to November 4, 1999, Basic EPS was computed based on the income allocable to class A shares (net income reduced by accrued dividends on preferred shares and by 1% allocated to class B shares), divided by the weighted average number of class A shares outstanding during the period. Diluted EPS was based on the net earnings allocable to class A shares plus dividends on class B shares which were convertible into class A shares, divided by the weighted average number of class A shares and dilutive potential class A shares that were outstanding during the period. Dilutive potential class A shares included the class B shares, which were convertible into class A shares at a rate of 49 class B shares for one class A share, and potentially dilutive options to purchase class A shares issued to the Advisor and the Company's directors and warrants to acquire class A shares.

    As more fully described in Note 4, in the Incorporation Merger, the class A shares and class B shares were converted into shares of Common Stock and, as a result, the Company no longer has multiple classes of common shares. Basic and diluted earnings per share are based upon the following weighted average shares outstanding during the three- and nine-month periods ended September 30, 2000 and 1999, respectively (in thousands):

                                                                  THREE-MONTH           NINE-MONTH
                                                                 PERIODS ENDED         PERIODS ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                             (UNAUDITED)
Weighted average common shares outstanding for basic
  earnings per common share.................................   85,662     52,471     85,345     52,463
Add effect of assumed shares issued under treasury stock
  method for stock options and restricted stock units.......      982      1,513        676      1,645
Add effects of conversion of class B shares (49-for-one)           --        560         --        568
Add effects of assumed warrants exercised under treasury
  stock method for stock options............................       --        783         --      1,530
                                                               ------     ------     ------     ------
Weighted average common shares outstanding for diluted
  earnings per common share.................................   86,644     55,327     86,021     56,206
                                                               ======     ======     ======     ======

NOTE 13--COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective January 1, 1998. Total comprehensive income was $161.4 million and $89.2 million for the nine-month periods ended September 30, 2000 and 1999, respectively, and $55.6 million and $31.2 million for the three-month periods ended September 30, 2000 and 1999, respectively. The primary component of comprehensive income other than net income was the change in value of certain investments in marketable securities classified as available-for-sale.

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

    Total dividends declared by the Company aggregated $116.1 million, or $1.86 per common share, for the year ended December 31, 1999. Total common dividends declared by the Company aggregated $51.4 million, or $0.60 per share of Common Stock, for the three months ended September 30, 2000 and $102.6 million, or $1.20 per share of Common Stock, for the nine months ended September 30, 2000. On October 2, 2000, the Company declared a dividend of approximately
$51.4 million, or $0.60 per share of Common Stock, applicable to the third quarter and payable to shareholders of record on October 16, 2000. The Company also declared dividends aggregating $15.7 million, $3.5 million, $2.2 million and $6.0 million, respectively, on its Series A, B, C and D preferred stock, respectively, for the nine-month period ended September 30, 2000 and $5.2 million, $1.2 million, $0.7 million and $2.0 million, respectively, on its Series A, B, C and D preferred stock, respectively, for the three-month period ended September 30, 2000. There are no dividend arrearages on any of the preferred shares currently outstanding.

    In November 1999, the Company declared and paid a dividend of a total of one million shares of Common Stock pro rata to all holders of record of Common Stock as of the close of business on November 3, 1999.

    The Series A Preferred Stock has a liquidation preference of $50.00 per share and carries an initial dividend yield of 9.50% per annum. The dividend rate on the preferred shares will increase to 9.75% on December 15, 2005, to 10.00% on December 15, 2006 and to 10.25% on December 15, 2007 and thereafter. Dividends on the Series A preferred shares are payable quarterly in arrears and are cumulative.

    Holders of shares of the Series B Cumulative Redeemable Preferred Stock are entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 9.375% per annum of the $25.00 liquidation preference, equivalent to a fixed annual rate of $2.34 per share. Dividends are cumulative from the date of original issue and are payable quarterly in arrears on or before the 15th day of each March, June, September and December or, if not a business day, the next succeeding business day. Any dividend payable on the Series B Cumulative Redeemable Preferred Stock for any partial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable to holders of record as of the close of business on the first day of the calendar month in which the applicable dividend payment date falls or on another date designated by the Board of Directors of the Company for the payment of dividends that is not more than 30 nor less than 10 days prior to the dividend payment date.

    Holders of shares of the Series C Cumulative Redeemable Preferred Stock are entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 9.20% of the $25.00 liquidation preference per year, equivalent to a fixed annual rate of $2.30 per share.

    Holders of shares of the Series D Cumulative Redeemable Preferred Stock are entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 8.00% of the $25.00 liquidation preference per year, equivalent to a fixed annual rate of $2.00 per share.

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

    The Company has two reportable segments: real estate lending and corporate tenant leasing. The Company does not have substantial foreign operations. The accounting policies of the segments are the same as those described in Note 3. The Company has no single customer that accounts for 10% or more of revenues (see Note 9 for other information regarding concentrations of credit risk).

    The Company evaluates performance based on the following financial measures for each segment. Selected results of operations for the three- and nine-month periods ended September 30, 2000 and 1999

                              ISTAR FINANCIAL INC.

NOTE 15--SEGMENT REPORTING (CONTINUED)
and selected asset information as of September 30, 2000 and December 31, 1999 regarding the Company's operating segments are as follows (in thousands):

                                                                        CORPORATE
                                                         REAL ESTATE     TENANT      CORPORATE/    COMPANY
                                                           LENDING     LEASING (1)   OTHER (2)      TOTAL
                                                         -----------   -----------   ----------   ----------
                                                                             (UNAUDITED)
Total revenues(3):
  Three months ended:
  September 30, 2000...................................  $   72,363    $   48,360    $      (40)  $  120,683
  September 30, 1999...................................      56,298         4,276            61       60,635
  Nine months ended:
  September 30, 2000...................................  $  206,588    $  142,690    $      207   $  349,485
  September 30, 1999...................................     163,640        11,727           (53)     175,314
Total operating and interest expenses(4):
  Three months ended:
  September 30, 2000...................................  $   32,118    $   28,089    $    6,430   $   66,637
  September 30, 1999...................................      19,297         4,417         5,650       29,364
  Nine months ended:
  September 30, 2000...................................  $   82,959    $   84,963    $   22,273   $  190,195
  September 30, 1999...................................      56,113        12,830        17,000       85,943
Net operating income before minority interest, gain on
  sale of corporate tenant lease assets and
  extraordinary loss(5):
  Three months ended:
  September 30, 2000...................................  $   40,245    $   20,271    $   (6,470)  $   54,046
  September 30, 1999...................................      37,001          (141)       (5,589)      31,271
  Nine months ended:
  September 30, 2000...................................  $  123,629    $   57,727    $  (22,066)  $  159,290
  September 30, 1999...................................     107,527        (1,103)      (17,053)      89,371
Total long-lived assets(6):
  September 30, 2000...................................  $2,269,957    $1,654,671           N/A   $3,924,628
  December 31, 1999....................................   2,003,506     1,714,284           N/A    3,717,790
Total assets:
  September 30, 2000...................................  $2,269,957    $1,654,671    $  150,098   $4,074,726
  December 31, 1999....................................   2,003,506     1,714,284        95,762    3,813,552

EXPLANATORY NOTES:
----------------------------------

(1) Includes the Company's pre-existing Corporate Tenant Leasing investments and the Corporate Tenant Leasing business acquired in the TriNet Acquisition since November 4, 1999.

(2) Corporate and Other represents all corporate-level items, including general and administrative expenses and any intercompany eliminations necessary to reconcile to the consolidated Company totals. This caption also includes the Company's servicing business, which is not considered a material separate segment.

(3) Total revenues represents all revenues earned during the period from the assets in each segment. Revenue from the Real Estate Lending Business primarily represents interest income and revenue from the Corporate Tenant Leasing business primarily represents operating lease income.

(4) Total operating and interest expense represents provision for possible credit losses for the Real Estate Lending business and operating costs on corporate tenant lease assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. General and administrative, advisory fees (prior to November 4, 1999) and stock option compensation expense is included in Corporate and Other for all periods. Depreciation and amortization of $8,705 and $1,365 for the three-month periods ended September 30, 2000 and 1999, respectively, and $26,575 and $4,095 for the nine-month periods ended September 30, 2000 and 1999, respectively, are included in the corporate tenant leasing amounts presented above.

                              ISTAR FINANCIAL INC.

NOTE 15--SEGMENT REPORTING (CONTINUED)
(5) Net operating income before minority interest, gain on sale of corporate tenant lease assets and extraordinary loss represents total revenues, as defined in note (3) above, less total operating and interest expense, as defined in note (4) above.

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

    On December 15, 1998, the Company sold $220.0 million of preferred shares and warrants to purchase class A shares to a group of investors affiliated with Lazard Freres. Concurrent with the sale of the preferred shares and warrants, the Company purchased $280.3 million in structured finance assets from a group of investors also affiliated with Lazard Freres. These transactions are referred to collectively as the "Lazard Transaction."

    As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, on November 3, 1999, the Company's shareholders approved a series of transactions including: (i) the acquisition of TriNet; (ii) the acquisition of the Company's external advisor; and (iii) the reorganization of the Company from a trust to a corporation, and the exchange of the class A and class B shares for Common Stock. Pursuant to the TriNet Acquisition, TriNet merged with and into a subsidiary of the Company, with TriNet surviving as a wholly-owned subsidiary of the Company. In the acquisition, each share of common stock of TriNet was converted into 1.15 shares of Common Stock. Each share of TriNet Series A, Series B and Series C Cumulative Redeemable Preferred Stock was converted into a share of Series B, Series C or Series D (respectively) Cumulative Redeemable Preferred Stock of the Company. The Company's preferred stock issued to the former TriNet preferred stockholders has substantially the same terms as the TriNet preferred stock, except that the new Series B, C and D preferred stock have additional voting rights not associated with the TriNet preferred stock. The Company's Series A Preferred Stock remained outstanding with the same rights and preferences as existed prior to the TriNet Acquisition. As a consequence of the acquisition of its external advisor, the Company is now internally-managed and no longer pays external advisory fees.

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

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE-MONTH PERIOD
  ENDED SEPTEMBER 30, 1999

    INTEREST INCOME--Interest income increased to $70.1 million for the three months ended September 30, 2000 from $52.9 million for the same period in 1999. This increase is a result of the interest generated by $670.5 million of newly-originated loan investments during fiscal 2000 and an additional
$50.6 million funded under existing loan commitments. The increase was partially offset by a reduction in interest earned as a result of principal repayments of approximately $373.6 million made to the Company on its loan investments during the nine months ended September 30, 2000.

    OPERATING LEASE INCOME--Operating lease income increased to $46.3 million for the three months ended September 30, 2000 from $4.3 million for the same period in 1999. Approximately $38.9 million of this increase is attributable to operating lease income generated from corporate tenant lease assets acquired in the TriNet Acquisition.

    OTHER INCOME--Included in other income for the three months ended
September 30, 2000 is a prepayment penalty of approximately $1.2 million resulting from a refinancing of a senior mortgage and corporate loan, in addition to an approximately $1.4 million gain resulting from the repayment of a senior loan held at a discount upon the conversion of such loan to a corporate tenant lease holding pursuant to a purchase option granted to the Company in connection with its original investment in the asset.

    INTEREST EXPENSE--The Company's interest expense increased by $25.4 million for the three-month period ended September 30, 2000 over the same period in the prior year. This was in part due to higher interest rates and higher average aggregate borrowings by the Company on its credit facilities, other term loans and secured notes, the proceeds of which were used to fund additional loan origination and acquisition activities. Further, interest expense in fiscal 2000 includes approximately $13.1 million of interest expense incurred by the Leasing Subsidiary subsequent to its acquisition.

    OPERATING COSTS--CORPORATE TENANT LEASE ASSETS--For the three months ended September 30, 2000, operating costs associated with corporate tenant lease assets, net of recoveries from tenants, increased to approximately
$3.3 million.

    Such operating costs represent unreimbursed operating expenses associated with corporate tenant lease assets incurred by the Leasing Subsidiary subsequent to its acquisition. All costs of this kind were borne directly by the tenant on the Company's pre-existing corporate tenant leasing portfolio prior to the TriNet Acquisition.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased by approximately $7.3 million for the three-month period ended September 30, 2000 over the same period in the prior year, primarily as a result of depreciation and amortization on the Leasing Subsidiary's corporate tenant lease assets subsequent to its acquisition.

    GENERAL AND ADMINISTRATIVE--The Company's general and administrative expenses during the three-month period ended September 30, 2000 increased by approximately $5.1 million compared to the same period in 1999. These increases were generally the result of the increased scope of the Company's operations as a result of costs associated with additional lending operations, the TriNet Acquisition and the direct overhead costs associated with the Company's former external advisor, which was acquired in the fourth quarter of 1999.

    PROVISION FOR POSSIBLE CREDIT LOSSES--The Company's charge for provision for possible credit losses increased to $1.8 million from $1.3 million as a result of expanded lending operations as well as additional seasoning of the Company's existing lending portfolio. As more fully discussed in Note 5 to the Company's Consolidated Financial Statements, the Company has not realized any actual losses on any of its loan investments to date.

    STOCK OPTION COMPENSATION EXPENSE--Stock compensation expense increased by approximately $569,000 as a result of charges relating to grants of stock options to the Company's employees, including amortization of the deferred charge incurred in connection with the Advisor Transaction.

    ADVISORY FEES--There were no advisory fees during the three-month period ended September 30, 2000 because, subsequent to the acquisition of the Company's external advisor, the Company is now internally-managed. No further advisory fees will be incurred.

    GAIN ON SALE OF CORPORATE TENANT LEASE ASSETS--On September 6, 2000, the TN-CP joint venture sold its only facility, a 247,254 square foot office facility located in Irving, Texas, for $41.9 million. The Company recognized a gain of $1.7 million on this transaction, which was 50% of the gain recorded by the joint venture. On September 28, 2000, the CTC II joint venture sold all five facilities in its portfolio for $66.0 million. These facilities comprised 308,929 square feet of office space located in San Jose, California. The Company recognized a gain of $222,000 on this sale.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--Certain of the proceeds from the CTC II portfolio disposition were used to repay the third-party debt of the joint venture of $16.4 million. In connection with this paydown, CTC II incurred certain prepayment penalties, which resulted in an extraordinary loss to the Company of $388,000 during the third quarter of 2000.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE-MONTH PERIOD
  ENDED SEPTEMBER 30, 1999

    INTEREST INCOME--Interest income increased to $197.1 million for the nine months ended September 30, 2000 from $154.8 million for the same period in 1999. This increase is a result of the interest generated by $670.5 million of newly-originated loan investments during fiscal 2000 and an additional $50.6 million funded under existing loan commitments. The increase was partially offset by a reduction in interest earned as a result of principal repayments of approximately $373.6 million made to the Company on its loan investments during the nine months ended September 30, 2000.

    OPERATING LEASE INCOME--Operating lease income increased to $139.8 million for the nine months ended September 30, 2000 from $11.7 million for the same period in 1999. Approximately $118.9 million of this increase is attributable to operating lease income generated from corporate tenant lease assets acquired in the TriNet Acquisition.

    OTHER INCOME--Included in other income for fiscal year 2000 are prepayment fees of approximately $5.4 million resulting from the full or partial repayments of several loans, a forbearance fee of $1.1 million resulting from the purchase of a sub-performing loan and subsequent restructuring of such loan to fully performing status, a prepayment penalty of approximately $1.2 million resulting from a refinancing of a senior mortgage and corporate loan, and approximately $1.4 million resulting from the repayment of a senior loan held at a discount upon the conversion of such loan to a corporate tenant lease holding pursuant to a purchase option granted to the Company in connection with its original investment in the asset.

    INTEREST EXPENSE--The Company's interest expense increased by $65.7 million for the nine-month period ended September 30, 2000 over the same period in the prior year. This was in part due to higher interest rates and higher average aggregate borrowings by the Company on its credit facilities, other term loans and secured notes, the proceeds of which were used to fund additional investments. Further, interest expense in fiscal 2000 includes approximately $39.9 million of interest expense incurred by the Leasing Subsidiary subsequent to its acquisition.

    OPERATING COSTS--CORPORATE TENANT LEASE ASSETS--For the nine months ended September 30, 2000, operating costs associated with corporate tenant lease assets increased to approximately $9.6 million, net of recoveries from tenants.

    Such operating costs represent unreimbursed operating expenses associated with corporate tenant lease assets incurred by the Leasing Subsidiary subsequent to its acquisition. All costs of this kind were borne directly by the tenant on the Company's pre-existing corporate tenant leasing portfolio prior to the TriNet Acquisition.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased by approximately $22.5 million for the nine-month period ended September 30, 2000 over the same period in the prior year, primarily as a result of depreciation and amortization on the Leasing Subsidiary's corporate tenant lease assets subsequent to its acquisition.

    GENERAL AND ADMINISTRATIVE--The Company's general and administrative expenses during the nine-month period ended September 30, 2000 increased by approximately $18.2 million compared to the same period in 1999. These increases were generally the result of the increased scope of the Company's operations as a result of costs associated with additional lending operations, the TriNet Acquisition and the direct overhead costs associated with the Company's former external advisor, which was acquired in the fourth quarter of 1999.

    PROVISION FOR POSSIBLE CREDIT LOSSES--The Company's charge for provision for possible credit losses increased to $4.8 million from $3.5 million as a result of expanded lending operations as well as additional seasoning of the Company's existing lending portfolio. As more fully discussed in Note 5 to the Company's Consolidated Financial Statements, the Company has not realized any actual losses on any of its loan investments to date.

    STOCK OPTION COMPENSATION EXPENSE--Stock compensation expense increased by approximately $1.7 million as a result of charges relating to grants of stock options to the Company's employees including amortization of the deferred charge incurred in connection with the Advisor Transaction.

    ADVISORY FEES--There were no advisory fees during the nine-month period ended September 30, 2000 because, subsequent to the acquisition of the Company's external advisor, the Company is now internally-managed. No further advisory fees will be incurred.

    GAIN ON SALE OF CORPORATE TENANT LEASE ASSETS--During the first nine months of 2000, the Company disposed of seven corporate tenant lease assets. On
March 1, 2000, the Company sold a 174,600 square foot industrial facility located in Sunnyvale, California for $13.4 million and recognized a gain of $238,000. On March 2, 2000, the Company sold a 370,562 square foot office facility located in Paoli, Pennsylvania for $32.6 million and recognized a gain of $295,000. On April 25, 2000, the Company sold a 251,850 square foot industrial facility located in Conroe, Texas for $5.5 million and recognized a gain of $11,000. On May 22, 2000, the Company sold a 442,000 square foot industrial facility located in North Reading, Massachusetts for $47.0 million and recognized a gain of $222,000. On June 1, 2000, the Company sold a 420,000 square foot office facility located in Parsippany, New Jersey for $49.8 million and recognized a gain of $207,000. On September 6, 2000, the TN-CP joint venture sold its only facility, a 247,254 square foot office facility located in Irving, Texas, for $41.9 million. The Company recognized a gain of $1.7 million on this transaction, which was 50% of the gain recorded by the joint venture. On September 28, 2000, the CTC II joint venture sold all five facilities in its portfolio for $66.0 million. These facilities comprised 308,929 square feet of office space located in San Jose, California. The Company recognized a gain of $222,000 on this sale.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--Certain of the proceeds from an asset disposition were used to partially repay $8.1 million of the 1994 mortgage loan. In connection with this partial paydown, the Company incurred prepayment penalties, which resulted in an extraordinary loss of $317,000 during the first quarter of 2000. Additionally, proceeds from the CTC II portfolio disposition were used to repay the third-party debt of the joint venture of $16.4 million. In connection with this paydown, CTC II incurred certain prepayment penalties, which resulted in an extraordinary loss to the Company of $388,000 during the third quarter of 2000.

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

    A substantial portion of the Company's loan investments are subject to significant prepayment protection in the form of lock-outs, yield maintenance provisions or other prepayment premiums. Those assets generally not subject to prepayment penalties include: (i) variable-rate loans based on LIBOR, originated or acquired at par, which would not result in any gain or loss upon repayment; and (ii) discount loans and loan participations acquired at discounts to face values, which would result in gains upon repayment. Further, while the Company generally seeks to enter into loan investments which provide for substantial prepayment protection, in the event of declining interest rates, the Company could receive such prepayments and may not be able to reinvest such proceeds at favorable returns. Such prepayments could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital to fund its investment activities and operating expenses. The Company has significant access to capital resources to fund its existing business plan, which includes the expansion of its real estate lending and corporate tenant leasing businesses. The Company's capital sources include cash flow from operations, borrowings under lines of credit, additional term borrowings, long-term financing secured by the Company's assets, unsecured financing and the issuance of common, convertible and /or preferred equity securities. Further, the Company may acquire other businesses or assets using its capital stock, cash or a combination thereof.

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

    As more fully discussed in Note 7 to the Company's Consolidated Financial Statements, at September 30, 2000, the Company had existing fixed-rate borrowings of approximately $151.4 million secured by real estate under operating leases which mature in 2009, an aggregate of approximately
$192.6 million in LIBOR-based, variable-rate loans secured by various senior and subordinate mortgage investments and real estate under operating leases which mature between fiscal 2000 and 2003, fixed-rate corporate debt obligations aggregating approximately $355.7 million which mature between 2001 and 2017, and other variable- and fixed-rate secured debt obligations aggregating approximately $121.6 million which mature at various dates through 2010.

    In addition, the Company has entered into LIBOR-based secured revolving credit facilities of $675.0 and $500.0 million which expire in fiscal 2001 and 2002, respectively. As of September 30, 2000, the Company had drawn approximately $268.2 million and $231.3 million under these facilities. Availability under these facilities is based on collateral provided under a borrowing base calculation. The Company also has two unsecured credit facilities of $100.0 million and $350.0 million. The $100.0 million facility had no outstanding balance as of September 30, 2000, matures in January 2002 and bears interest at LIBOR plus 2.00% to 2.25%, depending upon certain conditions. In addition, the Leasing Subsidiary's $350.0 million unsecured credit facility had a balance of $107.6 million as of September 30, 2000, matures on May 31, 2001 with a one-year extension period at the Company's option and bears interest at LIBOR plus 1.55%. Under the terms of the this facility, the Leasing Subsidiary is generally permitted to make cash distributions to the Company in an amount equal to 85% of cash flow from operations in any rolling four-quarter period.

    The Company has entered into LIBOR interest rate caps struck at 9.00%, 7.50% and 7.50% in notional amounts of $300.0 million, $40.4 million and $38.3 million, respectively, which expire in March 2001, January 2001 and June 2001, respectively. In addition, in connection with the TriNet Acquisition, the Company acquired LIBOR interest rate caps currently struck at 7.75%, 7.75% and 7.50% in notional amounts of $75.0 million, $35.0 million and $75.0 million, respectively, which expire in December 2004, December 2004 and August 2001, respectively.

    In connection with the closing of STARS, Series 2000-1 in May 2000, the Company entered into a LIBOR interest rate cap struck at 10.00% in the notional amount of $312.0 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Company's net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the significant terms of these arrangements are substantially the same, the effects of any revaluation of these two instruments are expected to substantially offset one another. At September 30, 2000, the net fair value of the Company's interest rate caps was $0.7 million.

    The Company has originated or acquired certain assets using proceeds from LIBOR-based borrowings. In connection with such borrowings, the Company entered into LIBOR interest rate swaps struck at 5.714%, 7.055% and 7.058% in notional amounts of $92.0 million, $125.0 million and $125.0 million, respectively which expire in March 2001, June 2003 and June 2003, respectively. These swaps effectively fix the interest rate on such obligations. In connection with the TriNet Acquisition, the Company acquired an interest rate swap which, together with certain existing interest rate cap agreements, effectively fix the interest rate on $75.0 million of the Leasing Subsidiary's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. Management expects that it will have aggregate LIBOR based borrowings at the Leasing Subsidiary in excess of the notional amount for the duration of the swap. The actual borrowing cost to the Company with respect to indebtedness covered by the swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. In June 2000, an interest rate swap with a notional amount of approximately $112.0 million matured. At September 30, 2000, the fair value (liability) of the Company's interest rate swaps was ($1.1) million.

    During the year ended December 31, 1999, the Company settled derivative instruments with an aggregate notional amount of approximately $63.0 million that was outstanding under certain hedging agreements which the Company had entered into in order to hedge the potential effects of interest rate movements on anticipated fixed-rate borrowings. The settlement of such agreements resulted in the receipt of approximately $0.6 million which had been deferred pending completion of the related planned fixed-rate financing transaction. Since the transaction was subsequently modified and consummated as a variable-rate financing transaction, the previously deferred receipt no longer qualified for hedge accounting treatment. Therefore, the $0.6 million was recognized as a gain and included in other income in the consolidated statement of operations for the three- and nine-month periods ended September 30, 2000 in connection with the closing of STARS, Series 2000-1.

    During the year ended December 31, 1999, the Company refinanced its $125.0 million term loan maturing March 15, 1999 with a $155.4 million term loan maturing March 5, 2009. The new term loan bears interest at 7.44% per annum, payable monthly, and amortizes over an approximately 22-year schedule. The new term loan represented forecasted transactions for which the Company had previously entered into U.S. Treasury-based hedging transactions. The net
$3.4 million cost of the settlement of such hedges has been deferred and will be amortized as an increase to the effective financing costs of the new term loan over its ten-year term.

    On May 17, 2000, the Company closed the inaugural offering under its proprietary matched funding program, STARS, Series 2000-1. In the initial transaction, a wholly-owned subsidiary of the Company issued $896.5 million of investment grade bonds secured by the subsidiary's assets, which had an aggregate outstanding principal balance of approximately $1.2 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The Company initially purchased the class F bonds at a par value of $38.2 million, which the Company financed with a $27.8 million repurchase agreement maturing in May 2001, which has a balance of $24.2 million at September 20, 2000. On July 17, 2000, the Company sold, at par, $5.0 million of the class F bonds to an institutional investor. For accounting purposes, these transactions were treated as secured financings.

    STOCK REPURCHASE PROGRAM: The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of September 30, 2000 and December 31, 1999, the Company had repurchased approximately 2.3 million shares at an aggregate cost of approximately $40.5 million.

ADJUSTED EARNINGS

    Adjusted earnings represents net income computed in accordance with GAAP, before gains (losses) on sales of corporate tenant lease assets, extraordinary items and cumulative effect, plus depreciation and amortization, less preferred stock dividends, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect adjusted earnings on the same basis.

    The Company believes that to facilitate a clear understanding of the historical operating results of the Company, adjusted earnings should be examined in conjunction with net income as shown in the Consolidated Statements of Operations. Adjusted earnings should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs.

                                                               FOR THE               FOR THE
                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
Adjusted earnings:
  Net income...........................................  $55,591    $31,271    $161,410   $89,371
  Real estate depreciation and amortization............    8,705      1,365      26,575     4,095
  Joint venture depreciation...........................    1,148        169       2,590       507
  Amortization of deferred financing costs and debt
    discounts..........................................    4,042      1,344       9,330     4,264
  Preferred dividend requirements......................   (9,227)    (5,308)    (27,681)  (15,923)
  Net income allocable to class B shares(1)............       --       (288)         --      (823)
  Gain on sale of corporate tenant lease assets........   (1,974)        --      (2,948)       --
  Extraordinary loss--early extinguishment of debt.....      388         --         705        --
                                                         -------    -------    --------   -------
Adjusted earnings allocable to common shareholders:
  Basic................................................  $58,673    $28,553    $169,981   $81,491
                                                         =======    =======    ========   =======
  Diluted..............................................  $58,909    $28,841    $170,685   $82,314
                                                         =======    =======    ========   =======
Adjusted earnings per common share:
  Basic................................................  $  0.68    $  0.54    $   1.99   $  1.55
                                                         =======    =======    ========   =======
  Diluted..............................................  $  0.68    $  0.52    $   1.98   $  1.46
                                                         =======    =======    ========   =======

EXPLANATORY NOTE:
------------------------

(1) For the quarter ended September 30, 1999, net income allocable to class B shares represents 1% of net income allocable to the Company's class B shares. On November 4, 1999, the class B shares were exchanged for common shares in connection with the Company's acquisition of TriNet and related transactions. As a result, the Company now has a single class of common shares outstanding.

NEW ACCOUNTING STANDARDS

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Company adopted the requirements of this pronouncement in its financial statements beginning with its reporting for fiscal 1999. The Company is currently segmented between its lending and corporate tenant lease businesses.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). On June 23, 1999 the FASB voted to defer the effectiveness of SFAS 133 for one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances a hedge of a foreign currency exposure. The Company currently plans to adopt this pronouncement, as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Hedging Activities-an Amendment of FASB No. 133," as required effective January 1, 2001. The adoption of SFAS No. 133 is not expected to have a material financial impact on the financial position or results of operations of the Company.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2000. The adoption of SAB 101 is not expected to have a material financial impact on the financial position or results of operations of the Company.

    In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation." The Company was required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees." The initial adoption of FIN 44 by the Company did not have a material impact on its consolidated financial position or results of operations.

OTHER MATTERS

1940 ACT EXEMPTION

    The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e., "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. As of September 30, 2000, the Company calculates that it is in and has maintained compliance with this requirement.

FORWARD LOOKING STATEMENTS

    When used in this Form 10-Q, in future SEC filings or in press releases or other written or oral communications, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions that such forward looking statements speak only as of the date made and that various factors including the completion of pending investments and our ability to originate new investments, the availability and costs of capital for future investments, regional and national economic conditions generally and in the commercial real estate and finance markets specifically, changes in levels of market interest rates, credit and other risks of lending and investment activities, the performance and financial condition of borrowers and tenants and competitive and regulatory factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected.

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

                                                      ISTAR FINANCIAL INC.
                                                      ----------------------------------------
                                                      REGISTRANT

Date: November 14, 2000

                                                      /s/ Jay Sugarman
                                                      ----------------------------------------
                                                      CHAIRMAN OF THE BOARD OF DIRECTORS,
                                                      CHIEF EXECUTIVE OFFICER AND PRESIDENT
Date: November 14, 2000

                                                      /s/ Spencer B. Haber
                                                      ----------------------------------------
                                                      EXECUTIVE VICE PRESIDENT-FINANCE,
                                                      CHIEF FINANCIAL OFFICER, DIRECTOR AND SECRETARY