Form 10-K
period 2000-12-31
ISTAR FINANCIAL INC
filed 2001-03-30
CIK 1095651

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

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

       Registrant's telephone number, including area code: (212) 930-9400
                            ------------------------

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

    Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 15, 2001, the aggregate market value of the common stock, $0.001 par value per share of iStar Financial Inc. ("Common Stock") held by non-affiliates(1) of the registrant was approximately $2,063.0 million, based upon the closing price of $24.01 on the New York Stock Exchange composite tape on such date.

    As of March 15, 2001, there were 85,924,550 shares of Common Stock outstanding.

(1) For purposes of this Annual Report only, includes all outstanding Common Stock other than Common Stock held directly by the Registrant's directors and executive officers.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant's definitive proxy statement for the registrant's 2001 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I

Item 1. Business............................................      3

Item 2. Properties..........................................     17

Item 3. Legal Proceedings...................................     17

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     17

PART II

Item 5. Market for Registrant's Equity and Related Share
  Matters...................................................     18

Item 6. Selected Financial Data.............................     20

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................     23

Item 7a. Quantitative and Qualitative Disclosures about
  Market Risk...............................................     30

Item 8. Financial Statements and Supplemental Data..........     33

Item 9. Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosure.......................     84

PART III

Item 10. Directors and Executive Officers of the
  Registrant................................................     84

Item 11. Executive Compensation.............................     84

Item 12. Security Ownership of Certain Beneficial Owners and
  Management................................................     84

Item 13. Certain Relationships and Related Transactions.....     84

PART IV

Item 14. Exhibits, Financial Statement Schedules, and
  Reports on Form 8-K.......................................     84

SIGNATURES..................................................     87

                                     PART I

ITEM 1. BUSINESS

EXPLANATORY NOTE FOR PURPOSES OF THE "SAFE HARBOR PROVISIONS" OF SECTION 21E OF
  THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the Company's current business plan, business strategy and portfolio management. The Company's actual results or outcomes may differ materially from those anticipated. Important factors that the Company believes might cause such differences are discussed in the cautionary statements presented under the caption "Factors That May Affect the Company's Business Strategy" in Item 1 of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

OVERVIEW

    iStar Financial Inc. (the "Company") is the leading publicly traded finance company focused on the commercial real estate industry. The Company provides structured financing to private and corporate owners of real estate nationwide, including senior and junior mortgage debt, corporate mezzanine and subordinated capital, and corporate net lease financing. The Company, which is taxed as a real estate investment trust ("REIT"), seeks to deliver superior risk-adjusted returns on equity to shareholders by providing innovative and value-added financing solutions to its customers.

The Company's primary product lines include:

    - STRUCTURED FINANCE. The Company provides senior and subordinated loans from $20 million to $100 million to borrowers controlling institutional quality real estate. These loans may be either fixed or floating rate and are structured to meet the specific financing needs of the borrowers, including the acquisition, financing, repositioning or construction of large, high-quality real estate. The Company offers borrowers a wide range of structured finance options, including first mortgages, second mortgages, partnership loans, participating debt and interim/bridge facilities.

    - PORTFOLIO FINANCE. The Company provides funding to regional and national borrowers who own multiple properties in a geographically diverse portfolio. Loans are cross-collateralized to give borrowers the benefit of all available collateral and underwritten to recognize inherent portfolio diversification. Property types include multifamily, suburban office, all-suite, extended stay and full service hotels and other property types where individual property values are less than $20 million on average. Loan terms are structured to meet the specific requirements of the borrower and typically range in size from $25 million to $150 million.

    - CORPORATE FINANCE. The Company provides senior and subordinated capital to corporations engaged in real estate or real estate-related businesses. Financing may be either secured or unsecured and typically ranges in size from $20 million to $150 million.

    - LOAN ACQUISITION. The Company acquires whole loans and loan participations which present attractive risk-reward opportunities. Loans are generally acquired at a discount to the principal balance outstanding and may be acquired with financing provided by the seller. Loan acquisitions typically range from $5 million to $100 million and are collateralized by all major property types.

    - CORPORATE TENANT LEASING. The Company provides capital to corporations, as well as borrowers who control properties leased to single creditworthy tenants. The Company's net leased facilities are generally subject to long-term leases with rated corporate credit tenants, and provide for all expenses at the property to be paid by the tenant on a triple net lease basis. Corporate tenant transactions typically range in size from $20 million to $200 million.

    - SERVICING. Through its iStar Asset Services division, the Company provides rated servicing to third-party, institutional loan portfolios, as well as to the Company's own portfolio.

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

    Specifically, in September 1998, the Company acquired the loan origination and servicing business of a major insurance company, and in December 1998, the Company acquired the mortgage and mezzanine loan portfolio of its largest private competitor. Additionally, in November 1999, the Company acquired TriNet Corporate Realty Trust, Inc., the largest publicly traded company specializing in the net leasing of corporate office and industrial facilities. The acquisition of TriNet was structured as a stock-for-stock merger of TriNet with a subsidiary of the Company. We refer to TriNet throughout this document as the "Leasing Subsidiary."

    Concurrent with the acquisition of TriNet, the Company also acquired its external advisor in exchange for shares of Common Stock and converted its organizational form to a Maryland corporation. As part of the conversion to a Maryland corporation, the Company replaced its dual class common share structure with a single class of Common Stock. The Company's Common Stock began trading on the New York Stock Exchange on November 4, 1999. Prior to this date, the Company's common shares were traded on the American Stock Exchange.

INVESTMENT STRATEGY

    The Company's investment strategy targets specific sectors of the real estate credit markets in which it believes it can deliver value-added, flexible financial solutions to its customers, thereby differentiating its financial products from those offered by other capital providers.

    The Company has implemented its investment strategy by:

    - Focusing on the origination of large, highly structured mortgage, corporate and lease financings where customers require flexible financial solutions, and avoiding commodity businesses in which there is significant direct competition from other providers of capital.

    - Developing direct relationships with borrowers and corporate tenants as opposed to sourcing transactions through intermediaries.

    - Adding value beyond simply providing capital by offering borrowers and corporate tenants specific lending expertise, flexibility, certainty and continuing relationships beyond the closing of a particular financing transaction.

    - Taking advantage of market anomalies in the real estate financing markets when the Company believes credit is mispriced by other providers of capital, such as the spread between lease yields and the yields on corporate tenants' underlying credit obligations.

    The Company intends to continue to emphasize a mix of portfolio financing transactions to create asset diversification and single-asset financings for properties with strong, long-term competitive market positions. The Company's credit process will continue to focus on:

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

    As of December 31, 2000, based on current gross carrying values, the Company's business consists of the following product lines:

                                  PRODUCT LINE

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

   STRUCTURED FINANCE     24%
Portfolio Finance          9%
Corporate Finance         11%
Corporate Tenant leasing  44%
Loan Acquisition          12%

    The Company seeks to maintain an investment portfolio which is diversified by asset type, underlying property type and geography. As of December 31, 2000, based on current gross carrying values, the Company's total investment portfolio has the following characteristics:

                                   ASSET TYPE

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

      FIRST MORTGAGES        31%
Second Mortgages              8%
Corporate/Partnership/Other  18%
Corporate Tenant Lease       43%

                                 PROPERTY TYPE

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

        HOTEL          20%
Mixed Use               4%
Office                 49%
Industrial              7%
R&D                     3%
Apartment/Residential   7%
Resort/Entertainment    4%
Homebuilder/Land        3%
Retail                  3%

                                   GEOGRAPHY

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

  SOUTHEAST    10%
Mid-Atlantic    9%
Northeast      17%
North Central   2%
Central         7%
South          16%
Southwest       3%
West           32%
Northwest       5%

FINANCING STRATEGY

    The Company has access to a wide range of debt and equity capital resources to finance its investment and growth strategies. At December 31, 2000, the Company had approximately $1.8 billion of tangible book equity capital and a total market capitalization of approximately $4.2 billion. The Company believes that its size, diversification, investor sponsorship and track record are competitive advantages in obtaining attractive financing for its businesses.

    The Company seeks to maximize risk-adjusted returns on equity and financial flexibility by opportunistically accessing a variety of public and private debt and equity capital sources, including:

    - iStar Asset Receivables ("STARs"), the Company's proprietary match-funded, securitized debt program.

    - A combined $1.7 billion available under its unsecured and secured revolving credit facilities at year end (increased to $2.4 billion subsequent to year end).

    - Long-term, unsecured corporate debt.

    The Company's business model is premised on significantly lower leverage than many other commercial finance companies. In this regard, the Company seeks to:

    - Target a maximum consolidated debt/book equity ratio of 1.5x to 2.0x.

    - Maintain a large tangible equity base and conservative credit statistics.

    - Match fund assets and liabilities.

    A more detailed discussion of the Company's current capital resources is provided in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

                                    BUSINESS

REAL ESTATE LENDING:

    The Company provides structured financing to private and corporate owners of real estate nationwide, including senior and junior mortgage debt, as well as corporate mezzanine and subordinated capital.

    Set forth below is information regarding the Company's primary real estate lending product lines as of December 31, 2000:

                                                          CURRENT
                                                          CARRYING      PERCENTAGE
                                                           VALUE         OF TOTAL
                                                       --------------   ----------
                                                       (IN THOUSANDS)
Structured finance...................................    $  967,613         43.2%
Portfolio finance....................................       371,168         16.6%
Corporate finance....................................       420,837         18.8%
Loan acquisition.....................................       479,565         21.4%
                                                         ----------        -----
  Gross carrying value...............................     2,239,183        100.0%
                                                                           =====
  Provision for possible credit losses...............       (14,000)
                                                         ----------
  Total carrying value, net..........................    $2,225,183
                                                         ==========

    As more fully discussed in Note 3 to the Company's Consolidated Financial Statements, the Company continually monitors borrower performance and completes a detailed, loan-by-loan formal credit review on a quarterly basis. After having originated or acquired over $4 billion of investment transactions, neither the Company nor its private investment fund predecessors have experienced any actual losses on their investments. Further, based on current reviews of its portfolio, management is not aware of any factors relating to specific loans which indicate that such losses may be experienced in the forseeable future.

    While no specific losses are currently indicated, the Company has considered it prudent to establish a policy of providing reserves for potential losses inherent in the current portfolio which may occur in the future. Accordingly, since its first full quarter as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for possible credit losses in its operating results.

SUMMARY OF INTEREST CHARACTERISTICS

    As more fully discussed in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" as well as in Item 7a.--"Quantitative and Qualitative Disclosures about Market Risk," the Company utilizes certain interest rate risk management techniques, including both asset/liability matching and certain other hedging techniques, in order to mitigate the Company's exposure to interest rate risks.

    As of December 31, 2000, the Company's Lending Business portfolio has the following interest rate characteristics:

                                                          CURRENT
                                                          CARRYING      PERCENTAGE
                                                           VALUE         OF TOTAL
                                                       --------------   ----------
                                                       (IN THOUSANDS)
Fixed rate loans.....................................    $1,242,552         55.5%
Variable rate loans..................................       996,631         44.5%
                                                         ----------        -----
Gross carrying value.................................    $2,239,183        100.0%
                                                         ==========        =====

SUMMARY OF PREPAYMENT TERMS

    The Company is exposed to risks of prepayment on its loan assets, and generally seeks to protect itself from such risk by structuring its loans with prepayment restrictions and/or penalties.

    As of December 31, 2000, the Company's Lending Business portfolio has the following call protection characteristics:

                                                          CURRENT
                                                          CARRYING      PERCENTAGE
                                                           VALUE         OF TOTAL
                                                       --------------   ----------
                                                       (IN THOUSANDS)
Substantial lock-out for original term...............    $  611,838         27.3%
Fixed prepayment penalties...........................       553,188         24.7%
Yield maintenance....................................       299,666         13.4%
No significant prepayment protection.................       774,491         34.6%
                                                         ----------        -----
Gross carrying value.................................    $2,239,183        100.0%
                                                         ==========        =====

SUMMARY OF LENDING BUSINESS MATURITIES

    As of December 31, 2000, the Company's Lending Business portfolio has the following maturity characteristics:

                                            NUMBER OF        CURRENT
                                           TRANSACTIONS     CARRYING      PERCENTAGE
YEAR OF MATURITY                             MATURING         VALUE        OF TOTAL
----------------                           ------------   -------------   ----------
                                                        (IN THOUSANDS)
2001.....................................        7        $     302,552       13.5%
2002.....................................       13              351,158       15.7%
2003.....................................        7              425,863       19.0%
2004.....................................       10              453,850       20.3%
2005.....................................        7              278,450       12.4%
2006.....................................        1               35,583        1.6%
2007.....................................        5              179,230        8.0%
2008.....................................        5               60,605        2.7%
2009.....................................       --                   --        0.0%
2010.....................................       --                   --        0.0%
2011 and thereafter......................        3              151,892        6.8%
                                                          -------------      -----
  Gross carrying value...................                 $   2,239,183      100.0%
                                                          =============      =====
  Weighted average maturity..............                     3.7 years
                                                          =============

STRUCTURED FINANCE

    The Company provides custom-tailored senior and subordinated loans from $20 million to $100 million to borrowers controlling institutional quality real estate. These loans may be either fixed or floating rate and are structured to meet the specific financing needs of the borrowers, including financing related to the acquisition, refinancing, repositioning or construction of large, high-quality real estate. The Company offers borrowers a wide range of structured finance options, including first mortgages, second mortgages, partnership loans, participating debt and interim/bridge facilities.

    As of December 31, 2000, the Company's structured finance investments have the following characteristics:

                                                                                     CURRENT         WEIGHTED
                                                  # OF     INITIAL     CURRENT      PRINCIPAL        AVERAGE
                                                 LOANS     CARRYING    CARRYING      BALANCE          STATED
INVESTMENT CLASS            COLLATERAL TYPES    IN CLASS    VALUE     VALUE (1)    OUTSTANDING       PAY RATE
----------------           ------------------   --------   --------   ----------   -----------   ----------------
First Mortgages:
  Fixed..................     Residential/          6      $222,320   $  223,749   $  225,618        9.54%
                              Resort/Mixed
                               Use/Office

  Floating...............     Office/Hotel          4      270,251       285,399      284,151     LIBOR+2.91%
Second Mortgages:
  Fixed..................     Office/Mixed          8      184,491       195,207      211,280        10.89%
                               Use/Hotel

  Floating...............          --              --           --            --           --          --
Corporate/Partnership/Other Loans:
  Fixed..................    Office/Hotel/         10      184,568       133,519      132,081        10.12%
                                 Retail

  Floating...............        Office             2      130,000       129,739      130,000     LIBOR+5.19%
                                                   --                 ----------   ----------
Total....................                          30                 $  967,613   $  983,130
                                                   ==                 ==========   ==========
EXPLANATORY NOTES:

                                                             WEIGHTED        WEIGHTED
                                               WEIGHTED    AVERAGE FIRST   AVERAGE LAST
                               WEIGHTED        AVERAGE        DOLLAR          DOLLAR
                               AVERAGE        ESTIMATED       CURRENT        CURRENT
                                STATED        ACCOUNTING     LOAN-TO-        LOAN-TO-
INVESTMENT CLASS             ACCRUAL RATE     YIELD (2)      VALUE (3)      VALUE (4)
----------------           ----------------   ----------   -------------   ------------
First Mortgages:
  Fixed..................      9.74%            10.81%           0%            61%
  Floating...............   LIBOR+2.91%         10.42%           0%            73%
Second Mortgages:
  Fixed..................      12.48%           12.35%          38%            71%
  Floating...............        --                 --           --             --
Corporate/Partnership/Oth
  Fixed..................      12.25%           14.71%          62%            75%
  Floating...............   LIBOR+5.19%         10.86%          63%            80%
Total....................
EXPLANATORY NOTES:

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

(3) Weighted average ratio of first dollar current loan carrying value to underlying collateral value using third-party appraisal (where applicable) or the Company's internal valuation (where no appraisal available).

(4) Weighted average ratio of last dollar current loan carrying value to underlying collateral value using third-party appraisal (where applicable) or the Company's internal valuation (where no appraisal available).

PORTFOLIO FINANCE

    The Company provides funding to regional and national borrowers who own multiple properties in a geographically diverse portfolio. Loans are cross-collateralized to give borrowers the benefit of all available collateral and underwritten to recognize inherent diversification. Property types include multifamily, suburban office, all-suite, extended stay and limited service hotels and other property types where individual property values are less than $20 million on average. Loan terms are structured to meet the specific requirements of the borrower and typically range in size from $25 million to $150 million.

    As of December 31, 2000, the Company's portfolio finance investments have the following characteristics:

                                                                                     CURRENT         WEIGHTED
                                                 # OF     INITIAL      CURRENT      PRINCIPAL        AVERAGE
                                                LOANS     CARRYING    CARRYING       BALANCE          STATED
INVESTMENT CLASS           COLLATERAL TYPES    IN CLASS    VALUE      VALUE (1)    OUTSTANDING       PAY RATE
----------------          ------------------   --------   --------   -----------   -----------   ----------------
First Mortgages:
  Fixed.................     Residential           5      $84,665    $    60,961   $   61,091        18.40%
  Floating..............  Residential/Office       2       88,861         87,460       87,500    LIBOR + 1.79%

Second Mortgages:
  Fixed.................     Office/Hotel          3       90,725         90,519       88,808        11.27%
  Floating..............        Hotel              1       29,689         39,832       40,000    LIBOR + 5.80%

Corporate/Partnership/Other Loans:
  Fixed.................        Office             1       23,100         14,745       14,745        10.00%
  Floating..............        Hotel              1       69,856         77,651       78,000    LIBOR + 5.37%
                                                  --                 -----------   -----------
Total...................                          13                 $   371,168   $  370,144
                                                  ==                 ===========   ===========
EXPLANATORY NOTES:

                                                            WEIGHTED        WEIGHTED
                                              WEIGHTED    AVERAGE FIRST   AVERAGE LAST
                              WEIGHTED        AVERAGE        DOLLAR          DOLLAR
                              AVERAGE        ESTIMATED       CURRENT        CURRENT
                               STATED        ACCOUNTING     LOAN-TO-        LOAN-TO-
INVESTMENT CLASS            ACCRUAL RATE     YIELD (2)      VALUE (3)      VALUE (4)
----------------          ----------------   ----------   -------------   ------------
First Mortgages:
  Fixed.................      20.07%           21.41%           0%             35%
  Floating..............  LIBOR + 1.79%         8.29%           0%             68%
Second Mortgages:
  Fixed.................      12.70%           13.38%          36%             72%
  Floating..............  LIBOR + 5.80%        12.42%          64%             88%
Corporate/Partnership/Ot
  Fixed.................      15.00%           15.00%          63%             71%
  Floating..............  LIBOR + 5.37%        11.58%          56%             88%
Total...................
EXPLANATORY NOTES:

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

(3) Weighted average ratio of first dollar current loan carrying value to underlying collateral value using third-party appraisal (where applicable) or the Company's internal collateral valuation (where no appraisal available).

(4) Weighted average ratio of last dollar current loan carrying value in underlying collateral value using third-party appraisal (where applicable) or the Company's internal valuation (where no appraisal available).

CORPORATE FINANCE

    The Company provides senior and subordinated capital to corporations engaged in real estate or real estate-related businesses. Financing may be either secured or unsecured and typically ranges in size from $20 million to $150 million. Corporate financing may be either cash flow-oriented or asset-based.

    As of December 31, 2000, the Company's corporate finance investments have the following characteristics:

                                                                                     CURRENT         WEIGHTED
                                                  # OF     INITIAL     CURRENT      PRINCIPAL        AVERAGE
                                 COLLATERAL      LOANS     CARRYING    CARRYING      BALANCE          STATED
INVESTMENT CLASS                   TYPES        IN CLASS    VALUE     VALUE (1)    OUTSTANDING       PAY RATE
----------------              ----------------  --------   --------   ----------   -----------   ----------------
First Mortgages:
  Fixed.....................       Hotel            1      $19,397    $   19,422   $   23,148        7.32%
  Floating..................    Homebuilder         1       72,495        72,495       72,495    LIBOR + 6.00%

Corporate/Partnership/Other Loans:
  Fixed.....................       Resort           4      223,441       226,674      253,150        10.50%
                               Entertainment/
                                Homebulider/
                                Residential
                                Residential/
                                   Hotel            3      112,873       102,246      104,529    LIBOR + 3.92%
  Floating..................
                                                  ---                 ----------   ----------
Total.......................                        9                 $  420,837   $  453,322
                                                  ===                 ==========   ==========
EXPLANATORY NOTES:

                                                                WEIGHTED        WEIGHTED
                                                  WEIGHTED    AVERAGE FIRST   AVERAGE LAST
                                  WEIGHTED        AVERAGE        DOLLAR          DOLLAR
                                  AVERAGE        ESTIMATED       CURRENT        CURRENT
                                   STATED        ACCOUNTING     LOAN-TO-        LOAN-TO-
INVESTMENT CLASS                ACCRUAL RATE     YIELD (2)      VALUE (3)      VALUE (4)
----------------              ----------------   ----------   -------------   ------------
First Mortgages:
  Fixed.....................      7.32%             9.36%           0%             93%(5)
  Floating..................  LIBOR + 6.00%        11.65%           2%             31%
Corporate/Partnership/Other
  Fixed.....................      10.67%           13.91%          65%             73%
                              LIBOR + 3.92%        10.59%          60%             70%
  Floating..................
Total.......................
EXPLANATORY NOTES:

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

(3) Weighted average ratio of first dollar current loan carrying value to underlying collateral value using third-party appraisal (where applicable) or the Company's internal collateral valuation (where no appraisal available).

(4) Weighted average ratio of last dollar current loan carrying value to underlying collateral value using third-party appraisal (where applicable) or the Company's internal valuation (where no appraisal available).

(5) Collateral secured by long-term lease to investment grade tenant.

LOAN ACQUISITION

    The Company acquires whole loans and loan participations which may be performing or sub-performing and which the Company believes represent attractive risk-reward opportunities. Loans are generally acquired at a discount to the principal balance outstanding and may be acquired with financing provided by the seller. The Company restructures many of these loans to performing status on terms favorable to the Company. In other cases, the Company negotiates a payoff at a price above the Company's basis in the loan. Loan acquisitions typically range from $5 million to $100 million and are collateralized by all major property types.

    For accounting purposes, these loans are initially reflected at the Company's acquisition cost which represents the outstanding balance net of the acquisition discount or premium. The Company amortizes such discounts or premiums as an adjustment to increase or decrease the yield, respectively, realized on these loans using the effective interest method. As such, differences between carrying value and principal balances outstanding do not represent embedded losses or gains as the Company generally plans to hold such loans to maturity or negotiate a favorable restructuring of a discount loan.

    As of December 31, 2000, the Company's loan acquisition investments have the following characteristics:

                                                                                          CURRENT         WEIGHTED
                                                    # OF      INITIAL       CURRENT      PRINCIPAL        AVERAGE
                                                   LOANS      CARRYING     CARRYING       BALANCE          STATED
INVESTMENT CLASS             COLLATERAL TYPES     IN CLASS     VALUE       VALUE (1)    OUTSTANDING       PAY RATE
----------------            -------------------   --------   ----------   -----------   -----------   ----------------
First Mortgages:
  Fixed...................  Office/Retail/Hotel         3    $  256,655   $   259,697   $  274,775        9.00%
  Floating................     Office/Hotel             2       200,811       201,809      203,529    LIBOR + 1.75%

Corporate/Partnership/Other Loans:
  Fixed...................       Mixed Use              1        34,277        18,059       25,905        6.75%
  Floating................          --                 --            --            --           --          --
                                                   ------                 -----------   -----------
Total..........................................         6                 $   479,565   $  504,209
                                                   ======                 ===========   ===========
EXPLANATORY NOTES:

                                                              WEIGHTED        WEIGHTED
                                                WEIGHTED    AVERAGE FIRST   AVERAGE LAST
                                WEIGHTED        AVERAGE        DOLLAR          DOLLAR
                                AVERAGE        ESTIMATED       CURRENT        CURRENT
                                 STATED        ACCOUNTING     LOAN-TO-        LOAN-TO-
INVESTMENT CLASS              ACCRUAL RATE     YIELD (2)      VALUE (3)      VALUE (4)
----------------            ----------------   ----------   -------------   ------------
First Mortgages:
  Fixed...................      9.57%            10.56%           0%             83%
  Floating................  LIBOR + 1.75%         8.21%          30%             85%
Corporate/Partnership/Othe
  Fixed...................      6.75%            11.00%          64%             69%
  Floating................        --                --           --              --
Total.....................
EXPLANATORY NOTES:

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

(3) Weighted average ratio of first dollar current loan carrying value to underlying collateral value using third-party appraisal (where applicable) or the Company's internal valuation (where no appraisal available).

(4) Weighted average ratio of last dollar current loan carrying value to underlying collateral value using third-party appraisal (where applicable) or the Company's internal valuation (where no appraisal available).

LOAN SERVICING

    In September 1998, a subsidiary of the Company acquired the loan origination and servicing business of Phoenix Realty Services, Inc., a subsidiary of Phoenix Home Life Insurance Company. The acquisition of this servicing business, which was renamed iStar Asset Services, expanded the Company's ability to service its own loans and provided the Company with additional relationships with potential borrowers.

    Through its iStar Asset Services division, the Company provides loan servicing to third-party institutional owners of loan portfolios, as well as to the Company's own asset base. iStar Asset Services is currently rated "above average" by Standard & Poor's and "CMS3" (approved) by Fitch Inc. as a master servicer. The Company's servicing business focuses on maximizing risk-adjusted investment returns through active, ongoing asset management with particular focus on risk management, asset financing strategies and opportunistic responsiveness to changing borrower/tenant needs.

CORPORATE TENANT LEASING:

    The Company, directly and through its Leasing Subsidiary, provides capital to corporate owners of office and industrial facilities. Net leased facilities are generally subject to long-term leases to rated corporate credit tenants, and typically provide for all expenses at the property to be paid by the tenant on a triple net lease basis. Corporate tenant lease ("CTL") transactions typically range in size from $20 million to $200 million.

    The Company pursues the origination of corporate tenant lease transactions by structuring purchase/ leasebacks and by acquiring facilities subject to existing long-term net leases. In a typical purchase/ leaseback transaction, the Company purchases a corporation's facility and leases it back to that corporation subject to a long-term net lease. This structure allows the corporate customer to reinvest the proceeds from the sale of its facilities into its core business, while the Company capitalizes on its structured financing expertise.

    The Company generally intends to hold its net leased assets for long-term investment. However, subject to certain tax restrictions, the Company may dispose of an asset if it deems the disposition to be in the best interest of stockholders and may either reinvest the disposition proceeds, use the proceeds to reduce debt, or distribute the proceeds to stockholders.

    The Company's CTL investments primarily represent a diversified portfolio of strategic office and industrial facilities subject to net lease agreements with creditworthy corporate tenants. The Company generally seeks high-quality, general-purpose real estate with residual values that represent a discount to current market values and replacement costs. Under a typical net lease agreement, the corporate customer agrees to pay a base monthly operating lease payment and all facility operating expenses (including taxes, maintenance and insurance).

    The Company generally seeks corporate tenants with the following characteristics:

    - Established companies with stable core businesses or market leaders in growing industries.

    - Investment-grade credit strength or appropriate credit enhancements if corporate credit strength is not sufficient.

    - Commitment to the facility as an important asset to their on-going businesses.

    As of December 31, 2000, the Company had more than 160 corporate customers operating in more than ten major industry sectors, including aerospace, energy, finance, healthcare, hospitality, technology and telecommunications. These customers represent well-recognized national and international companies, such as Avaya, Federal Express, Hilton, IBM, Microsoft, Nike, Nokia and Verizon.

    As of December 31, 2000, the Company's CTL portfolio has the following tenant credit characteristics:

                                                ANNUALIZED OPERATING   PERCENTAGE OF
                                                 LEASE PAYMENTS(3)         TOTAL
                                                --------------------   -------------
                                                   (IN THOUSANDS)
Investment grade(1)...........................        $ 99,725              47.9%
Implied investment grade (2)..................          19,719               9.5%
Non-investment grade..........................          34,702              16.7%
Unrated.......................................          53,818              25.9%
                                                      --------            ------
                                                      $207,964             100.0%
                                                      ========            ======

EXPLANATORY NOTES:
------------------------------

(1) A tenant's credit rating is considered "Investment Grade" if it has a published senior unsecured credit rating of Baa3/BBB- or above by one or more of the three national rating agencies.

(2) A tenant's credit rating is considered "Implied Investment Grade" if it has no published ratings, but has credit characteristics that the Company believes warrant an investment grade senior unsecured credit rating. Examples at December 31, 2000 include Cisco Systems, Inc., and Electronic Data Systems.

(3) Reflects actual annualized monthly base lease rates in effect at December 31, 2000 (without giving affect to straight-line adjustments under GAAP).

    PORTFOLIO AND ASSET MANAGEMENT STRATEGY. The Company believes that diligent management of the CTL portfolio is an essential component of its long-term strategy. There are several ways to optimize the performance and maximize the value of net leases. The Company monitors its portfolio for changes that could affect the performance of the markets, credits and industries in which it has invested. As part of this monitoring, the Company's asset management group reviews market, customer and industry data and frequently inspects its facilities. In addition, the Company attempts to develop strong relationships with its large corporate customers, which provide a source of information concerning the customers' facilities needs. These relationships allow the Company to be proactive in obtaining early lease renewals and in conducting early marketing of assets where the customer has decided not to renew. The Company will seek to find a new tenant prior to the expiration of the existing lease.

    As of December 31, 2000, the Company owned 142 office and industrial facilities principally subject to net leases to more than 160 customers, comprising 18.5 million square feet in 26 states. The Company also has a portfolio of 17 hotels under a long-term master lease with a single customer. Information regarding the Company's CTL assets as of December 31, 2000 is set forth below:

                                                               % ANNUALIZED
                                                                OPERATING
                                       # OF           %           LEASE
INDUSTRY                             FACILITES   SQUARE FEET   PAYMENTS (1)         SIGNIFICANT CUSTOMERS
--------                             ---------   -----------   ------------   ----------------------------------
Technology........................       51          34.4%         37.0%      IBM, Cisco, Mitsubishi
                                                                              Electronics, Hewlett-Packard,
                                                                              Unisys, Lexmark, Microsoft
Telecommunications................       16           9.1%         18.6%      Nokia, Verizon, Avaya, Alcatel
                                                                              Network, Nortel Networks, AT&T
                                                                              Wireless, ICG Holdings, Equinix
Other Industry Sectors............       13           7.8%          4.7%      The Mitre Corp., Andersen
                                                                              Consulting, Allright Parking
Manufacturing.....................        3           7.8%          3.2%      Nike, Adidas America, Inc., Mast
                                                                              Industries
Food and Related Services.........       20           7.6%          6.2%      Caterair, Ralphs Grocery Co.,
                                                                              Unified Western Grocers, Welch
                                                                              Foods, Inc.
Energy and Utilities..............        8           4.7%          6.3%      Entergy Services, Exxon-Mobil, Bay
                                                                              State Gas
Automotive, Aerospace and                 9           6.4%          4.3%      Volkswagen of America, Unison
  Defense.........................                                            Industries, Honeywell, TRW Space
                                                                              Communications
Hospitality.......................       17           6.1%          7.2%      Hilton Hotels Corp.
Financial Services................        9           5.7%          5.9%      Wellpoint Health Networks, Arbella
                                                                              Capital Corp., Blue Cross & Blue
                                                                              Shield, Wells Fargo
Consumer Goods....................        3           7.1%          2.3%      Sears Logistics, Rex Stores Corp.,
                                                                              Dunham's Athleisure, Lever
                                                                              Brothers
Healthcare........................        5           1.4%          1.4%      Fresenius USA, Haemonetics Corp.,
                                                                              Avitar
Transportation Services...........        4           1.3%          2.2%      Federal Express, State of
                                                                              California Dept. of Transportation
Government Services...............        1           0.6%          0.7%      Massachusetts Lottery
                                        ---         -----         -----
Total.............................      159         100.0%        100.0%
                                        ===         =====         =====

EXPLANATORY NOTE:
----------------------------------
(1) Reflects actual annualized monthly base lease rates in effect at December 31, 2000 (without giving affect to straight-line adjustments under GAAP).

    As of December 31, 2000, lease expirations on the Company's CTL assets, including facilities owned by the Company's joint ventures, are as follows:

                                                                      PERCENT OF TOTAL
                                                                           ANNUAL
                                                                         OPERATING
                                        NUMBER OF     ANNUALIZED       LEASE PAYMENTS
                                         LEASES     OPERATING LEASE    REPRESENTED BY
YEAR OF LEASE EXPIRATION                EXPIRING      PAYMENTS(1)     EXPIRING LEASES
------------------------                ---------   ---------------   ----------------
                                                    (IN THOUSANDS)
2001..................................       22        $ 11,018               5.3%
2002..................................       27          12,139               5.9%
2003..................................       19          19,622               9.4%
2004..................................       28          25,797              12.4%
2005..................................       15          13,551               6.5%
2006..................................       22          26,350              12.7%
2007..................................       14          17,740               8.5%
2008..................................        8           8,565               4.1%
2009..................................       10          12,740               6.1%
2010..................................        6           9,259               4.5%
2011 and thereafter...................       25          51,183              24.6%
                                         ------        --------            ------
  Total...............................      196        $207,964             100.0%
                                         ======        ========            ======

EXPLANATORY NOTE:
------------------------------

(1) Reflects actual annualized monthly base lease rates in effect at December 31, 2000 (without giving affect to straight-line adjustments under GAAP).

POLICIES WITH RESPECT TO OTHER ACTIVITIES

    At all times, the Company intends to make investments in a manner consistent with the requirements of the Code for the Company to qualify as a REIT.

INVESTMENT RESTRICTIONS OR LIMITATIONS

    The Company does not have any prescribed allocation among investments or product lines. Instead, the Company focuses on corporate and real estate credit underwriting to develop an in-depth analysis of the risk/reward ratios in determining the pricing and advisability of each particular transaction.

    The Company believes that it is not, and intends to conduct its operations so as not to become, regulated as an investment company under the Investment Company Act. The Investment Company Act generally exempts entities that are "primarily engaged in purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (collectively, "Qualifying Interests"). The Company intends to rely on current interpretations by the staff of the Securities and Exchange Commission in an effort to qualify for this exemption. Based on these interpretations, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests and at least 25% of its assets in real estate-related assets (subject to reduction to the extent the Company invests more than 55% of its assets in Qualifying Interests). Generally, the Company's senior mortgages and certain of its subordinated mortgages constitute Qualifying Interests.

    The Company is restricted from making certain types of investments which may limit its flexibility in implementing its investment policy. Specifically, without the amendment, termination or waiver of provisions of certain non-competition agreements between Starwood Capital Group, L.L.C. and Starwood Hotels & Resorts Worldwide, Inc., the Company is prohibited from: (1) making investments in loans collateralized by hotel assets where it is anticipated that the underlying equity will be acquired by the debtholder within one year from the acquisition of such debt; (2) acquiring equity interests in hotels (other than acquisitions of warrants, equity participations or similar rights incidental to a debt investment by the Company or that are acquired as a result of the exercise of remedies in respect to a loan in which the Company has an interest); or (3) selling, contributing to or acquiring any interests in Starwood Hotels &

Resorts Worldwide, Inc., including debt positions or equity interests obtained by the Company under, pursuant to or by reason of the Company's ownership of debt positions.

    Subject to the limitations on ownership of certain types of assets and the gross income tests imposed by the Code, the Company also may invest in the securities of other REITs, other entities engaged in real estate activities or other issuers, including for the purpose of exercising control over such entities.

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

REGULATION

    The operations of the Company are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (1) regulate credit granting activities; (2) establish maximum interest rates, finance charges and other charges; (3) require disclosures to customers; (4) govern secured transactions; and (5) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies and require licensing of lenders and financiers and adequate disclosure of certain contract terms. The Company is also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans.

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

    The Company has elected and expects to continue to make an election to be taxed as a REIT under Section 856 through 860 of the Code. As a REIT, the Company generally will not be subject to federal income tax if it distributes at least 95% of its taxable income for each year to its shareholders. The distribution rate was modified to 90% by the REIT Modernization Act beginning in fiscal 2001. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT status. These requirements include specific share ownership tests and assets and gross income composition tests. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income.

    Although the Company did not qualify as a REIT for its fiscal years 1993 through 1997, it received a written agreement from the IRS confirming that the Company was eligible to make an election under Section 856(c)(1) of the Code to be taxed as a REIT for its taxable years beginning January 1, 1998, and the Company has made such elections.

FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS STRATEGY

    The implementation of the Company's business strategy and investment policies are subject to certain risks, including the effect of economic and other conditions on underlying property values, the less liquid nature of some of its investments, the risks of borrower and corporate tenant defaults, risks resulting from delays in enforcing remedies or in gaining control over real estate collateral following a default, risks that the properties collateralizing debt instruments held by the Company or net lease assets owned by the Company will not generate revenues sufficient to meet operating expenses and to pay scheduled debt service, the risk that prepayment restrictions may be insufficient to deter prepayments, the existence of junior mortgages that may affect the Company's rights, liability associated with uninsurable losses and unknown environmental liabilities.

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

EMPLOYEES

    As of March 15, 2001, the Company had 126 employees and believes its relationships with its employees to be good. The Company's employees are not represented by a collective bargaining agreement.

ITEM 2.  PROPERTIES

    The Company's principal executive and administrative offices are located at 1114 Avenue of the Americas New York, NY 10036, 27th floor. Its telephone number, general facsimile number and e-mail address are (212) 930-9400,
(212) 930-9494 and istarfinancial.com, respectively. The lease for the Company's primary corporate office space expires in February 2010. The Company believes that this office space is suitable for its operations for the foreseeable future. The Company also maintains super-regional offices in San Francisco, California; Hartford, Connecticut; and Atlanta, Georgia, as well as regional offices in Boston, Massachusetts; Dallas, Texas; and Denver, Colorado.

    See Item 1--"Corporate Tenant Leasing" for a discussion of real estate facilities held by the Company and its Leasing Subsidiary for investment purposes and Item 8--"Schedule III--Real Estate and Accumulated Depreciation" for a detailed listing of such facilities.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material litigation or legal proceedings, or to the best of its knowledge, any threatened litigation or legal proceedings which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on its results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

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

QUARTER ENDED                                                    HIGH          LOW
-------------                                                 ----------   ------------
1999
March 31, 1999..............................................  $63          $42 1/2
June 30, 1999...............................................  $66 1/2      $31 5/8
September 30, 1999..........................................  $76          $27 7/8
December 31, 1999...........................................  $27 5/8      $16 11/16

2000
March 31, 2000..............................................  $18 3/4      $16 5/8
June 30, 2000...............................................  $20 15/16    $17 3/8
September 30, 2000..........................................  $22 7/16     $20 1/4
December 31, 2000...........................................  $21 5/8      $19 1/16

    On March 15, 2001, the closing sale price of the Common Stock as reported by the NYSE was $24.01. The Company had approximately 1,267 holders of record of Common Stock as of March 15, 2001.

    On June 12, 1998, the Frank Russell Company announced that the Company would be included in the Russell 1000 and Russell 3000 equity indices. From the time of the Company's inclusion in the Russell indices through the time of the announcement that the Company had agreed to acquire TriNet, the reported stock price of the Company was highly volatile, and its trading volume was relatively low due to the very limited number of shares available for trading at that time. Specifically, the Company believes that index funds that were required to mirror the Russell indices' performance purchased a large number of shares of the Company's Common Stock available in the public float. Those purchases, combined with the limited availability of the shares at that time, resulted in a dramatic increase in the "market" price for the common stock shortly after the June 12 announcement.

    At December 31, 2000, the Company had four series of preferred stock outstanding: Series A Preferred Stock (which currently pays dividends at the rate of 9.50% per annum), 9.375% Series B Preferred Stock, 9.20% Series C Preferred Stock and 8.00% Series D Preferred Stock. Each of the Series B, C and D preferred stock was issued in connection with the acquisition of TriNet and is publicly traded.

    The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to
5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of December 31, 2000, the Company had repurchased approximately 2.3 million shares at an aggregate cost of approximately $40.7 million.

DIVIDENDS

    The Company's management expects that any taxable income remaining after the distribution of preferred dividends and the regular quarterly or other dividends on its Common Stock will be distributed annually to the holders of the Common Stock on or prior to the date of the first regular quarterly dividend payment date of the following taxable year. The dividend policy with respect to the Common Stock is subject to revision by the Board of Directors. All distributions in excess of dividends on preferred stock or those required for the Company to maintain its REIT status will be made by the Company at the sole discretion of the Board of Directors and will depend on the taxable earnings of the Company, the financial condition of the Company, and such other factors as the Board of Directors deems relevant. The Board of Directors has not established any minimum distribution level. In order to maintain its qualifications as a REIT, the Company intends to make regular quarterly dividends to its shareholders that, on an annual basis, will represent at least 90% of its taxable income (which may not necessarily equal net income as calculated in accordance with generally accepted accounting principles), determined without regard to the deduction for dividends paid and excluding any net capital gains.

    Holders of Common Stock will be entitled to receive distributions if, as and when the Board of Directors authorizes and declares distributions. However, rights to distributions may be subordinated to the rights of holders of preferred stock, when preferred stock is issued and outstanding. In any liquidation, dissolution or winding up of the Company, each outstanding share of Common Stock will entitle its holder to a proportionate share of the assets that remain after the Company pays its liabilities and any preferential distributions owed to preferred shareholders.

    The following table sets forth the dividends paid or declared by the Company on its Common Stock (or class A shares for periods prior to November 4, 1999):

                                                    STOCKHOLDER      DIVIDEND/
QUARTERLY PERIOD ENDED                              RECORD DATE        SHARE
----------------------                           -----------------   ---------
1999
March 31, 1999.................................  April 15, 1999        $0.42
June 30, 1999..................................  July 15, 1999         $0.43
September 30, 1999.............................  October 15, 1999      $0.44
December 31, 1999..............................  December 31, 1999     $0.57(1)

2000
March 31, 2000.................................  April 14, 2000        $0.60
June 30, 2000..................................  July 17, 2000         $0.60
September 30, 2000.............................  October 16, 2000      $0.60
December 31, 2000..............................  December 29, 2000     $0.60(2)

EXPLANATORY NOTES:
------------------------------

(1) A portion of this quarterly dividend (approximately $0.47 per share) was treated as income to shareholders of record in 1999, and the remainder was treated as 2000 income.

(2) A portion of this quarterly dividend (approximately $0.5976 per share) was treated as income to stockholders of record in 2000, and the remainder will be treated as 2001 income.

    In November 1999, the Company declared and paid a dividend of a total of one million shares of Common Stock pro rata to all holders of record of Common Stock as of the close of business on November 3, 1999. The Company also declared dividends aggregating $20.9 million for the Series A preferred stock, which was outstanding for the entire year ended December 31, 1999. In addition, the Company declared dividends of $1.2 million, $0.7 million and $2.0 million on its Series B, C and D preferred stock, respectively, for the year ended
December 31, 1999. The amounts for the Series B, C and D preferred stock for 1999 represent only dividends for the fourth quarter of that year which were payable by the Company as a result of its acquisition of TriNet. Further, it declared and paid dividends aggregating $0.2 million per quarter to the holders of class B shares in connection with the March 31, 1999, June 30, 1999 and September 30, 1999 quarterly dividends to the holders of the class A shares. As previously described, the former class A and class B shares were converted into a single class of shares of Common Stock on November 4, 1999.

    The Company declared dividends aggregating $20.9 million, $4.7 million, $3.0 million and $8.0 million, respectively, on its Series A, B, C and D preferred stock, respectively, for the year ended December 31, 2000. There are no dividend arrearages on any of the preferred shares currently outstanding.

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

    The Company intends to continue to declare quarterly distributions on its Common Stock. No assurance, however, can be given as to the amounts or timing of future distributions, as such distributions are subject to the Company's earnings, financial condition, capital requirements and such other factors as the Company's Board of Directors deems relevant.

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

    Further, on November 4, 1999, as more fully discussed in Note 4 to the Company's Consolidated Financial Statements, the Company acquired TriNet, which increased the size of the Company's operations, and also acquired its external advisor. Operating results for the year ended December 31, 1999 reflect only the effects of these transactions subsequent to their consummation.

    Accordingly, the historical balance sheet information as of and prior to December 31, 1998, as well as the results of operations for the Company for all periods prior to and including the year ended December 31, 1999, do not reflect the current operations of the Company as a well capitalized, internally-managed finance company operating in the commercial real estate industry. For these reasons, the Company believes that the information contained in the following tables relating to the 1996 and 1997 periods is not indicative of the Company's current business and should be read in conjunction with the discussions set forth in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                            YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------------------------
                                                             2000          1999          1998         1997       1996
                                                          -----------   -----------   -----------   --------   --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Interest income.........................................  $   268,011   $   209,848   $   112,914   $    896   $    478
Operating lease income..................................      185,956        42,186        12,378         --         --
Other income............................................       17,855        12,763         2,804        991         10
                                                          -----------   -----------   -----------   --------   --------
    Total revenue.......................................      471,822       264,797       128,096      1,887        488
                                                          -----------   -----------   -----------   --------   --------
Interest expense........................................      173,891        91,184        44,697         --        272
Operating costs-corporate tenant lease assets...........       12,809         2,246            --         --         --
Depreciation and amortization...........................       34,514        10,340         4,287         --         --
General and administrative..............................       25,706         6,269         2,583        461        639
Provision for possible credit losses....................        6,500         4,750         2,750         --         --
Stock option compensation expense(1)....................        2,864           412         5,985         --         --
Advisory fees...........................................           --        16,193         7,837         --         --
Costs incurred in acquiring external advisor(2).........           --        94,476            --         --         --
                                                          -----------   -----------   -----------   --------   --------
    Total expenses......................................      256,284       225,870        68,139        461        911
                                                          -----------   -----------   -----------   --------   --------
Income (loss) before minority interest..................      215,538        38,927        59,957      1,426       (423)
Minority interest in consolidated entities(3)...........         (195)          (41)          (54)    (1,415)      (154)
Gain on sale of corporate tenant lease assets...........        2,948            --            --         --         --
Extraordinary loss on early extinguishment of debt......         (705)           --            --         --         --
                                                          -----------   -----------   -----------   --------   --------
Net income (loss).......................................  $   217,586   $    38,886   $    59,903   $     11   $   (577)
Preferred dividend requirements.........................      (36,908)      (23,843)         (944)        --         --
                                                          -----------   -----------   -----------   --------   --------
Net income allocable to common shareholders.............  $   180,678   $    15,043   $    58,959   $     11   $   (577)
                                                          ===========   ===========   ===========   ========   ========

Basic earnings (loss) per common share(4)...............  $      2.11   $      0.25   $      1.40   $   0.01   $  (1.36)
                                                          ===========   ===========   ===========   ========   ========
Diluted earnings (loss) per common share................  $      2.10   $      0.25   $      1.36   $   0.00   $  (1.36)
                                                          ===========   ===========   ===========   ========   ========
Dividends declared per common share(9)..................  $      2.40   $      1.86   $      1.14   $   0.00   $   0.00
                                                          ===========   ===========   ===========   ========   ========
SUPPLEMENTAL DATA:
Dividends declared on preferred shares..................  $    36,576   $    24,819   $       929   $     --   $     --
Dividends declared on common shares.....................      205,477       116,813        60,343         --         --
Adjusted earnings allocable to common shareholders(5)...      230,688       127,798        66,615         11       (577)
Adjusted earnings per common share--basic...............         2.69          2.19          1.59       0.01      (1.36)
Adjusted earnings per common share--diluted.............         2.67          2.07          1.53       0.00      (1.36)
Cash flows from:
    Operating activities................................      192,469       122,549        54,915      1,271       (227)
    Investing activities................................     (176,652)     (143,911)   (1,271,309)    (6,013)      (522)
    Financing activities................................      (27,473)       45,660     1,226,208      4,924         --
EBITDA..................................................      423,943       251,120       116,778         --         --
Ratio of EBITDA to interest expense(6)..................         2.44x         1.54x         2.44x        --         --
Ratio of EBITDA to combined fixed charges(7)............         2.01x         1.22x         2.39x        --         --
Weighted average common shares outstanding--basic(8)....       85,441        57,749        41,607      1,258        425
Weighted average common shares
  outstanding--diluted(8)...............................       86,151        60,393        43,460      2,562        425

BALANCE SHEET DATA:
Loans and other lending investments, net................  $ 2,225,183   $ 2,003,506   $ 1,823,761   $     --   $     --
Real estate subject to operating leases, net............    1,670,169     1,714,284       189,942         --         --
Total assets............................................    4,034,775     3,813,552     2,059,616     13,441      5,674
Debt obligations........................................    2,131,967     1,901,204     1,055,719         --         --
Minority interest in consolidated entities(3)...........        6,224         2,565            --      5,175      3,917
Shareholders' equity....................................    1,787,885     1,801,343       970,728      6,351      1,578

SUPPLEMENTAL DATA:
Total debt to shareholders' equity......................          1.2x          1.1x          1.1x        --         --

EXPLANATORY NOTES:
------------------------------

(1) Historical stock option expense represents the option value of approximately
    2.5 million fully-vested options to acquire class A shares which were issued to the Company's external advisor upon consummation of the March 18, 1998 recapitalization of the Company. A portion of those options were then regranted to employees of the advisor subject to vesting periods which were typically three years from the date of grant. The remainder of those options were regranted on a fully-vested basis to an affiliate of Starwood Capital Group L.L.C., which then further regranted those options to certain of its employees subject to vesting restrictions.

(2) As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, this amount represents a non-recurring, non-cash charge of approximately $94.5 million relating to the acquisition of the Company's external advisor.

(3) Historical minority interest for the Company for fiscal 1998, 1997 and 1996 represents a minority interest in APMT Limited Partnership which was converted into class A shares on March 18, 1998, the date the partnership was liquidated and terminated. Minority interests in fiscal 1999 reflects minority interests in certain of the Leasing Subsidiary's consolidated ventures. Minority interests in fiscal 2000 also reflects minority interests in certain of the Leasing Subsidiary's and the Parent's consolidated ventures.

(4) Earnings per common share excludes 1% of net income allocable to the Company's class B shares prior to November 4, 1999. The class B shares were exchanged for Common Stock in connection with the acquisition of TriNet and other related transactions on November 4, 1999. As a result, the Company now has a single class of Common Stock outstanding.

(5) Adjusted earnings represent GAAP net income before depreciation and amortization and, for the year ended December 31, 1999, exclude the non-recurring, non-cash cost incurred in acquiring the Company's external advisor (see Note 4 to the Company's Consolidated Financial Statements).

(6) The 1999 and 1998 EBITDA to interest expense ratios on a pro forma basis would have been 2.83x and 2.84x, respectively (see Note 4).

(7) Combined fixed charges are comprised of interest expense, capitalized interest, amortization of loan costs and preferred stock dividend requirements. The 1999 and 1998 EBITDA to combined fixed charges ratios on a pro forma basis would have been 2.23x and 2.44x, respectively.

(8) As adjusted for one-for-six reverse stock split effected by the Company on June 19, 1998.

(9) The Company generally declares common and preferred dividends in the month subsequent to the end of the quarter.

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

    As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, on November 3, 1999, the Company's shareholders approved a series of transactions including: (1) the acquisition of TriNet; (2) the acquisition of the Company's external advisor; and (3) the reorganization of the Company from a trust to a corporation and the exchange of the class A and class B shares for Common Stock. Pursuant to the TriNet acquisition, TriNet merged with and into a subsidiary of the Company, with TriNet surviving as a wholly-owned subsidiary of the Company. In the acquisition, each share of common stock of TriNet was converted into 1.15 shares of Common Stock. Each share of TriNet Series A, Series B and Series C Cumulative Redeemable Preferred Stock was converted into a share of Series B, Series C or Series D (respectively) Cumulative Redeemable Preferred Stock of the Company. The Company's preferred stock issued to the former TriNet preferred shareholders has substantially the same terms as the TriNet preferred stock, except that the new Series B, C and D preferred shares have additional voting rights not associated with the TriNet preferred stock. The Company's Series A Preferred Stock remained outstanding with the same rights and preferences as existed prior to the TriNet acquisition. As a consequence of the acquisition of its external advisor, the Company is now internally-managed and no longer pays external advisory fees.

    The transactions described above and other related transactions have materially impacted the historical operations of the Company. Accordingly, the reported historical financial information for periods prior to these transactions is not believed to be fully indicative of the Company's future operating results or financial condition.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    INTEREST INCOME--Interest income increased to approximately $268.0 million for the year ended December 31, 2000 from approximately $209.8 million for the same period in 1999. This increase is a result of the interest generated by $721.2 million of newly-originated loan investments during fiscal 2000 and an additional $56.0 million funded under existing loan commitments. The increase was partially offset by a reduction in interest earned as a result of principal repayments of approximately $584.5 million made to the Company on its loan investments during the year ended December 31, 2000. In addition, the increase was in part due to higher average interest rates on the Company's variable-rate loans and other lending investments.

    OPERATING LEASE INCOME--Operating lease income increased to approximately $186.0 million for the year ended December 31, 2000 from approximately
$42.2 million for the same period in 1999.

Approximately $134.2 million of this increase is attributable to operating lease income generated from corporate tenant lease assets acquired in the acquisition of TriNet, which were included in operations for the entire year in fiscal 2000 as compared to only approximately two months in fiscal 1999. In addition, approximately $5.4 million resulted from income generated by $128.4 million of new corporate tenant lease investments.

    OTHER INCOME--Included in other income for fiscal year 2000 are prepayment fees of approximately $7.9 million resulting from the full or partial repayments of several loans, recognition of $2.1 million in connection with loan defeasances, a forbearance fee of $1.1 million resulting from the purchase of a sub-performing loan and subsequent restructuring of such loan to fully performing status, a prepayment penalty of approximately $1.2 million resulting from the refinancing of a senior mortgage and corporate loan, and approximately $1.4 million resulting from the repayment of a senior loan held at a discount upon the conversion of such loan to a corporate tenant lease holding pursuant to a purchase option granted to the Company in connection with its original investment in the asset.

    INTEREST EXPENSE--The Company's interest expense increased by $82.7 million for the year ended December 31, 2000 over the same period in the prior year. Approximately $44.1 million of this increase is attributable to interest expense incurred by the Leasing Subsidiary subsequent to its acquisition, which was included in operations for the entire year in fiscal 2000 as compared to only approximately two months in 1999. In addition, the increase was in part due to higher average aggregate borrowings by the Company on its credit facilities, other term loans and secured notes, the proceeds of which were used to fund additional investments. The increase was also attributable to higher average interest rates on the Company's variable-rate debt obligations.

    OPERATING COSTS-CORPORATE TENANT LEASE ASSETS--For the year ended
December 31, 2000, operating costs associated with corporate tenant lease assets increased by approximately $10.6 million to approximately $12.8 million, net of recoveries from tenants. Such operating costs represent unreimbursed operating expenses associated with corporate tenant lease assets. This increase is primarily attributable to operating costs generated from corporate tenant lease assets acquired in the acquisition of TriNet, which were included in operations for the entire year in fiscal 2000 as compared to only approximately two months in 1999.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased by approximately $24.2 million to $34.5 million for the year ended December 31, 2000 over the same period in the prior year. Approximately $24.0 million of this increase is attributable to depreciation and amortization relating to the corporate tenant lease assets acquired in the acquisition of TriNet, which were included in operations for the entire year in fiscal 2000 as compared to only approximately two months in 1999.

    GENERAL AND ADMINISTRATIVE--The Company's general and administrative expenses during the year ended December 31, 2000 increased by approximately $19.4 million to $25.7 million compared to the same period in 1999. These increases were generally the result of the increased scope of the Company's operations associated with the acquisition of TriNet and the direct overhead costs associated with the Company's former external advisor, which impacted operations for the entire year in fiscal 2000 as compared to only approximately two months in 1999.

    PROVISION FOR POSSIBLE CREDIT LOSSES--The Company's charge for provision for possible credit losses increased to $6.5 million from $4.8 million as a result of expanded lending operations as well as additional seasoning of the Company's existing lending portfolio. As more fully discussed in Note 5 to the Company's Consolidated Financial Statements, the Company has not realized any actual losses on any of its loan investments to date. However, the Company has considered it prudent to establish a policy of providing reserves for potential losses in the current portfolio which may occur in the future. Accordingly, since its first full quarter as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for possible credit losses in its operating results. The Company will continue to recognize quarterly provisions until a stabilized reserve level is attained.

    STOCK OPTION COMPENSATION EXPENSE--Stock compensation expense increased by approximately $2.5 million as a result of charges relating to grants of stock options to the Company's employees, including amortization of the deferred charge related to options granted to employees of the Company's former external advisor subsequent to such personnel becoming direct employees of the Company as of November 4, 1999.

    ADVISORY FEES--There were no advisory fees during the year ended December 31, 2000 because, subsequent to the acquisition of the Company's external advisor, the Company is now internally-managed. No further advisory fees will be incurred.

    COSTS INCURRED IN ACQUIRING EXTERNAL ADVISOR--As more fully discussed in
Note 4 to the Company's Consolidated Financial Statements, included in fiscal 1999 costs and expenses is a non-recurring, non-cash charge of approximately $94.5 million relating to the aquisition of the Company's external advisor.

    GAIN ON SALE OF CORPORATE TENANT LEASE ASSETS--During the year ended 2000, the Company disposed of 14 corporate tenant lease assets, including six assets held in joint venture partnerships, for a total of $256.7 million in proceeds, and recognized total gains of $2.9 million.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--Certain of the proceeds from an asset disposition were used to partially repay $8.1 million of a mortgage loan. In connection with this partial paydown, the Company incurred prepayment penalties, which resulted in an extraordinary loss of $317,000 during the first quarter of 2000. Additionally, proceeds from a joint venture asset disposition were used to repay the third-party debt of the joint venture of $16.4 million. In connection with this paydown, the venture incurred certain prepayment penalties, which resulted in an extraordinary loss to the Company of $388,000 during the third quarter of 2000. There were no comparable early extinguishments of debt during the year ended December 31, 1999, including by the Leasing Subsidiary after its acquisition on November 4, 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    INTEREST INCOME--During fiscal year 1999, interest income increased by approximately $96.9 million over interest income for fiscal year 1998. This increase is a result of the interest generated by the loans and other investments contributed in the Recapitalization Transactions, as well as approximately $663.4 million of loans and other lending investments newly-originated or acquired by the Company during 1999 and an additional $46.4 million funded under existing commitments. The increase was partially offset by principal repayments of approximately $561.9 million made to the Company during fiscal year 1999.

    OPERATING LEASE INCOME--Operating lease income increased by $29.8 million from fiscal year 1998 to fiscal year 1999 due to approximately $26.8 million in operating lease income generated from corporate tenant lease assets acquired in the acquisition of TriNet.

    OTHER INCOME--Included in other income for fiscal year 1999 is a fee associated with the repayment of a construction loan of approximately
$1.9 million, yield maintenance payments of approximately $8.1 million resulting from the repayment of three loans, and approximately $1.0 million in additional revenue from certain cash flow participation features on five of the Company's loan investments.

    INTEREST EXPENSE--The Company's interest expense increased by $46.5 million as a result of higher average borrowings by the Company on its credit facilities and other term loans, the proceeds of which were used to fund additional loan origination and acquisition activities. The increase was also attributable to higher average interest rates on the Company's variable-rate debt obligations. Further, interest expense includes interest incurred by the Leasing Subsidiary subsequent to its acquisition.

    OPERATING COSTS-CORPORATE TENANT LEASE ASSETS--Such operating costs represent unreimbursed operating expenses incurred by the Leasing Subsidiary subsequent to its acquisition.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased as a result of a full year's depreciation on the Company's pre-existing corporate tenant leasing portfolio, as well as depreciation on the Leasing Subsidiary's net leased assets subsequent to its acquisition.

    GENERAL AND ADMINISTRATIVE--General and administrative costs increased by approximately $3.7 million as a result of additional costs incurred subsequent to the acquisition of the Company's external advisor, as well as additional administrative expenses associated with the Leasing Subsidiary subsequent to its acquisition.

    PROVISION FOR POSSIBLE CREDIT LOSSES--The Company's charge for provision for possible credit losses increased by approximately $2.0 million as a result of expanded lending operations as well as additional seasoning of the Company's existing lending portfolio. As more fully discussed in Note 5 to the Company's Consolidated Financial Statements, the Company has not realized any actual losses on any of its loan investments to date. However, the Company has considered it prudent to establish a policy of providing reserves for potential losses in the current portfolio which may occur in the future. Accordingly, since its first full quarter as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for possible credit losses in its operating results. The Company will continue to recognize quarterly provisions until a stabilized reserve level is attained.

    STOCK OPTION COMPENSATION EXPENSE--Stock option compensation expense declined by approximately $5.6 million as a result of the non-recurring charge relating to the original grant of stock options to the Company's external advisor in fiscal 1998 concurrently with the consummation of the Recapitalization Transactions.

    ADVISORY FEES--Base advisory fees increased by approximately $5.3 million as a result of fees being incurred from June 16, 1999 through year end in the prior year and through November 4, 1999 in fiscal 1999. Further, as a result of the Company's expanded operations, incentive fees paid under the prior advisory contract increased from $2.3 million in 1998 to $5.4 million in 1999. Subsequent to the acquisition of the Company's external advisor, the Company is now internally-managed and no further advisory fees will be incurred.

    COSTS INCURRED IN ACQUIRING EXTERNAL ADVISOR--Finally, as more fully discussed in Note 4 to the Company's Consolidated Financial Statements, included in fiscal 1999 costs and expenses is a non-recurring, non-cash charge of approximately $94.5 million relating to the acquisition of the Company's external advisor.

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

    The distribution requirements under the REIT provisions of the Code limit the Company's ability to retain earnings and thereby replenish capital committed to its operations. However, the Company believes that its significant capital resources and access to financing will provide it with financial flexibility and market responsiveness at levels sufficient to meet current and anticipated capital requirements, including expected new lending and leasing transactions.

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

    As more fully discussed in Note 7 to the Company's Consolidated Financial Statements, at December 31, 2000, the Company had existing fixed-rate borrowings of approximately $150.7 million secured by real estate under operating leases which mature in 2009, an aggregate of approximately $162.1 million in LIBOR-based, variable-rate loans secured by various senior and subordinate mortgage investments and real estate under operating leases which mature between fiscal 2001 and 2003, fixed-rate corporate debt obligations aggregating approximately $356.5 million which mature between 2001 and 2017, and other variable- and fixed-rate secured debt obligations aggregating approximately $108.6 million which mature at various dates through 2010.

    In addition, the Company has entered into LIBOR-based secured revolving credit facilities of $700.0 and $500.0 million which expire in fiscal 2005 and 2002, respectively. As of December 31, 2000, the Company had drawn approximately $284.4 million and $308.0 million under these facilities, respectively. Availability under these facilities is based on collateral provided under a borrowing base calculation. The Company also has two unsecured credit facilities totaling $450.0 million. The $100.0 million facility had no outstanding balance as of December 31, 2000, matures in January 2002 and bears interest at LIBOR plus 2.25%. In addition, the Leasing Subsidiary's $350.0 million unsecured credit facility had a balance of $173.5 million as of December 31, 2000, matures on May 31, 2001 with a one-year extension period at the Company's option and bears interest at LIBOR plus 1.55%. Under the terms of the this facility, the Leasing Subsidiary is generally permitted to make cash distributions to the Company in an amount equal to 85% of cash flow from operations in any rolling four-quarter period. Subsequent to year end, the Company extended the term of this facility to May 2002.

    The Company has entered into LIBOR interest rate caps struck at 9.00%, 7.50% and 7.50% in notional amounts of $300.0 million, $40.4 million and $38.3 million, respectively, which expire in March 2001, January 2001 and June 2001, respectively. In addition, in connection with the acquisition of TriNet, the Company acquired LIBOR interest rate caps currently struck at 7.75%, 7.75% and 7.50% in notional amounts of $75.0 million, $35.0 million and $75.0 million, respectively, which expire in December 2004, December 2004 and June 2001, respectively. In connection with the closing of STARS, Series 2000-1 in May 2000, the Company entered into a LIBOR interest rate cap struck at 10.00% in the notional amount of $312.0 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Company's net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the significant terms of these arrangements are substantially the same, the effects of a revaluation of these two instruments are expected to substantially offset one another. At December 31, 2000, the net fair value of the Company's interest rate caps was approximately $0.4 million.

    The Company has entered into LIBOR interest rate swaps struck at 5.714%, 7.055% and 7.058% in notional amounts of $92.0 million, $125.0 million and $125.0 million, respectively which expire in March 2001, June 2003 and June 2003, respectively. These swaps effectively fix the interest rate on a portion of the Company's floating-rate term loan obligations. In connection with the acquisition of TriNet, the Company acquired an interest rate swap which, together with certain existing interest rate cap agreements, effectively fix the interest rate on $75.0 million of the Leasing Subsidiary's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. Management expects that it will have aggregate LIBOR-based borrowings at the Leasing Subsidiary in excess of the notional amount for the duration of the swap. The actual borrowing cost to the Company with respect to indebtedness covered by the swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. In June 2000, an interest rate swap with a notional amount of approximately $112.0 million matured. At December 31, 2000, the fair value (liability) of the Company's interest rate swaps was ($7.7) million.

    During the year ended December 31, 1999, the Company settled an aggregate notional amount of approximately $63.0 million that was outstanding under certain hedging agreements which the Company had entered into in order to hedge the potential effects of interest rate movements on anticipated fixed-rate borrowings. The settlement of such agreements resulted in the receipt of approximately $0.6 million which had been deferred pending completion of the planned fixed-rate financing transaction. Subsequently, the transaction was modified and consummated as a variable-rate financing transaction. As a result, the previously deferred receipt no longer qualified for hedge accounting treatment and the $0.6 million was recognized as a gain and included in other income in the consolidated statement of operations for the year ended
December 31, 2000.

    During the year ended December 31, 1999, the Company refinanced its $125.0 million term loan maturing March 15, 1999 with a $155.4 million term loan maturing March 5, 2009. The new term loan bears interest at 7.44% per annum, payable monthly, and amortizes over an approximately 22-year schedule. The new term loan represented forecasted transactions for which the Company had previously entered into U.S. Treasury-based hedging transactions. The net
$3.4 million cost of the settlement of such hedges has been deferred and is being amortized as an increase to the effective financing costs of the new term loan over its effective ten-year term.

    On May 17, 2000, the Company closed the inaugural offering under its proprietary matched funding program, STARS, Series 2000-1. In the initial transaction, a wholly-owned subsidiary of the Company issued $896.5 million of investment grade bonds secured by the subsidiary's assets, which had an aggregate outstanding principal balance of approximately $1.2 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The Company initially purchased the class F bonds at a par value of $38.2 million, which the Company financed with a $27.8 million repurchase agreement maturing in May 2001, which has a balance of $24.2 million at December 31, 2000. On July 17, 2000, the Company sold, at par, $5.0 million of the class F bonds to an institutional investor. For accounting purposes, these transactions were treated as secured financings.

    On December 28, 2000, the Company expanded its existing $675.0 million secured warehouse facility to $700.0 million. The Company extended the original March 2001 maturity date to March 2005, including a one-year "term out" extension option to the facility's maturity during which the interest rate spread will increase 25 basis points, no additional draws under the facility will be permitted, and the outstanding principal must amortize 25% per quarter. In connection with the extension, the Company and the facility lender also increased the range of collateral eligible for inclusion in the facility. Also in connection with the extension, the Company agreed to increase the facility's interest rate from LIBOR plus 1.50% to a revised rate of LIBOR plus 1.75% to 2.25%, depending upon certain conditions.

    On January 11, 2001, the Company closed a new $700.0 million secured revolving credit facility which is led by a major commercial bank. The new facility has a three-year primary term and one-year "term out" extension option, and bears interest at LIBOR plus 1.40% to 2.15%, depending upon the collateral contributed to the borrowing base. The new facility accepts a broad range of structured finance assets and has a final maturity of January 2005.

    STOCK REPURCHASE PROGRAM: The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of December 31, 2000, the Company had repurchased approximately 2.3 million shares at an aggregate cost of approximately $40.7 million.

ADJUSTED EARNINGS

    Adjusted earnings represents net income computed in accordance with GAAP, before gains (losses) on sales of corporate tenant lease assets, extraordinary items and cumulative effect, plus depreciation and amortization, less preferred stock dividends, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect adjusted earnings on the same basis.

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

                                                                     FOR THE
                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
                                                                   (UNAUDITED)
Adjusted earnings:
  Net income................................................  $217,586    $ 38,886
  Add: Depreciation.........................................    34,514      11,016
  Add: Joint venture depreciation...........................     3,662         365
  Add: Amortization.........................................    13,140       6,121
  Add: Costs incurred in acquiring external advisor.........        --      94,476
  Less: Preferred dividends.................................   (36,908)    (23,843)
  Less: Net income allocable to class B shares(1)...........        --        (826)
  Less: Gain on sale of corporate tenant lease assets.......    (2,948)         --
  Add: Extraordinary loss--early extinguishment of debt.....       705          --
                                                              --------    --------
Adjusted earnings allocable to common shareholders:
  Basic.....................................................  $229,751    $126,195
                                                              ========    ========
  Diluted...................................................  $230,688    $127,798
                                                              ========    ========
Adjusted earnings per common share:
  Basic.....................................................  $   2.69    $   2.19
                                                              ========    ========
  Diluted...................................................  $   2.67    $   2.07
                                                              ========    ========
EXPLANATORY NOTE:

------------------------

(1) For the year ended December 31, 1999, net income allocable to class B shares represents 1% of net income allocable to the Company's class B shares. On November 4, 1999, the class B shares were exchanged for common shares in connection with the Company's acquisition of TriNet and related transactions. As a result, the Company now has a single class of common shares outstanding.

NEW ACCOUNTING STANDARDS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). On June 23, 1999, the FASB voted to defer the effectiveness of SFAS No. 133 for one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) in certain circumstances a hedge of a foreign currency exposure. The Company adopted this pronouncement, as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-deferral of the Effective Date of FASB Statement
No. 133" and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Hedging Activities-an Amendment of FASB No. 133," January 1, 2001. Because the Company has primarily used derivatives as cash flow hedges of interest rate risk only, the adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company. However, should the Company change its current use of such derivatives (see Note 9), the adoption of SFAS No. 133 could have a more significant effect on the Company prospectively.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company adopted SAB 101, as required, in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material financial impact on the financial position or results of operations of the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

    Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. In pursuing its business plan, the primary market risk to which the Company is exposed is interest rate risk. Consistent with its liability management objectives, the Company has implemented an interest rate risk management policy based on match funding, with the objective that floating-rate assets be primarily financed by floating-rate liabilities and fixed-rate assets be primarily financed by fixed-rate liabilities.

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

    A substantial portion of the Company's loan investments are subject to significant prepayment protection in the form of lock-outs, yield maintenance provisions or other prepayment premiums which provide substantial yield protection to the Company. Those assets generally not subject to prepayment penalties include: (1) variable-rate loans based on LIBOR, originated or acquired at par, which would not result in any gain or loss upon repayment; and
(2) discount loans and loan participations acquired at discounts to face values, which would result in gains upon repayment. Further, while the Company generally seeks to enter into loan investments which provide for substantial prepayment protection, in the event of declining interest rates, the Company could receive such prepayments and may not be able to reinvest such proceeds at favorable returns. Such prepayments could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

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

    Each interest rate cap or floor agreement is a legal contract between the Company and a third party (the "counterparty"). When the Company purchases a cap or floor contract, the Company makes an up-front payment to the counterparty and the counterparty agrees to make payments to the Company in the future should the reference rate (typically one- or three-month LIBOR) rise above (cap agreements) or fall below (floor agreements) the "strike" rate specified in the contract. Each contract has a notional face amount. Should the reference rate rise above the contractual strike rate in a cap, the Company will earn cap income. Should the reference rate fall below the contractual strike rate in a floor, the Company will earn floor income. Payments on an annualized basis will equal the contractual notional face amount multiplied by the difference between the actual reference rate and the contracted strike rate. The cost of the up-front payment is amortized over the term of the contract.

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

    The following table quantifies the potential changes in net investment income and net fair value of financial instruments should interest rates increase or decrease 200 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). Net investment income is calculated as revenue from loans and other lending investments and operating leases (as of December 31, 2000), less related interest expense and operating costs on corporate tenant lease assets, for the year ended December 31, 2000. Net fair value of financial instruments is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets, less cash out-flows in respect of interest-bearing liabilities as of December 31, 2000. The cash flows associated with the Company's assets are calculated based on management's best estimate of expected payments for each loan based on loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty, term and collateral type. Most of the Company's loans are protected from prepayment as a result of prepayment penalties and contractual terms which prohibit prepayments during specified periods. However, for those loans where prepayments are not currently precluded by contract, declines in interest rates may increase prepayment speeds. The base interest rate scenario assumes interest rates as of December 31, 2000. Actual results could differ significantly from those estimated in the table.

                         ESTIMATED PERCENTAGE CHANGE IN

                                NET INVESTMENT       NET FAIR VALUE OF
CHANGE IN INTEREST RATES            INCOME       FINANCIAL INSTRUMENTS (1)
------------------------        --------------   -------------------------
-200 Basis Points............        1.40%                  40.62%
-100 Basis Points............        0.70%                  19.64%
Base Interest Rate...........        0.00%                   0.00%
+100 Basis Points............       (0.66)%                (18.34)%
+200 Basis Points............       (0.45)%                (35.20)%

EXPLANATORY NOTE:
------------------------------

(1) Amounts exclude fair values of non-financial investments, primarily assets under long-term operating leases and certain forms of corporate finance investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Index to Financial Statements

                                                                PAGE
                                                              --------
Financial Statements:
  Report of Independent Accountants.........................  34
  Consolidated Balance Sheets at December 31, 2000 and
    1999....................................................  35
  Consolidated Statements of Operations for each of the
    three years in the period ended December 31, 2000.......  36
  Consolidated Statement of Changes in Shareholders' Equity
    for each of the three years in the period ended December
    31, 2000................................................  37
  Consolidated Statements of Cash Flows for each of the
    three years in the period ended December 31, 2000.......  38
  Notes to Consolidated Financial Statements................  39

Financial Statement Schedules:

For the period ended December 31, 2000:

  Schedule II--Valuation and Qualifying Accounts and
    Reserves................................................  69

  Schedule III--Real Estate and Accumulated Depreciation....  70

  Schedule IV--Mortgage Loans on Real Estate................  83

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    Financial statements of seven owned companies or joint ventures accounted for under the equity method have been omitted because the Company's proportionate share of the income from continuing operations before income taxes is less than 20% of the respective consolidated amount and the investments in and advances to each company are less than 20% of consolidated total assets.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of iStar Financial Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iStar Financial Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, NY
March 2, 2001

                              ISTAR FINANCIAL INC.

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 2000        1999*
                                                              ----------   ----------
                                       ASSETS
Loans and other lending investments, net....................  $2,225,183   $2,003,506
Real estate subject to operating leases, net................   1,670,169    1,714,284
Cash and cash equivalents...................................      22,752       34,408
Restricted cash.............................................      20,441       10,195
Marketable securities.......................................          41        4,344
Accrued interest and operating lease income receivable......      20,167       16,211
Deferred operating lease income receivable..................      10,236        1,147
Deferred expenses and other assets..........................      62,224       29,074
Investment in iStar Operating, Inc..........................       3,562          383
                                                              ----------   ----------
  Total assets..............................................  $4,034,775   $3,813,552
                                                              ==========   ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities....  $   52,038   $   54,773
Dividends payable...........................................      56,661       53,667
Debt obligations............................................   2,131,967    1,901,204
                                                              ----------   ----------
  Total liabilities.........................................   2,240,666    2,009,644
                                                              ----------   ----------
Commitments and contingencies...............................          --           --

Minority interests in consolidated entities.................       6,224        2,565

Shareholders' equity:
Series A Preferred Stock, $0.001 par value, liquidation
  preference $220,000, 4,400 shares issued and outstanding
  at December 31, 2000 and December 31, 1999................           4            4
Series B Preferred Stock, $0.001 par value, liquidation
  preference $50,000, 2,000 shares issued and outstanding at
  December 31, 2000 and December 31, 1999...................           2            2
Series C Preferred Stock, $0.001 par value, liquidation
  preference $32,500, 1,300 shares issued and outstanding at
  December 31, 2000 and December 31, 1999...................           1            1
Series D Preferred Stock, $0.001 par value, liquidation
  preference $100,000, 4,000 shares issued and outstanding
  at December 31, 2000 and December 31, 1999................           4            4
Common Stock, $0.001 par value, 200,000 shares authorized,
  85,726 and 84,985 shares issued and outstanding at
  December 31, 2000 and December 31, 1999, respectively.....          85           85
Warrants and options........................................      16,943       17,935
Additional paid in capital..................................   1,966,396    1,953,972
Retained earnings (deficit).................................    (154,789)    (129,992)
Accumulated other comprehensive income (losses).............         (20)        (229)
Treasury stock (at cost)....................................     (40,741)     (40,439)
                                                              ----------   ----------
  Total shareholders' equity................................   1,787,885    1,801,343
                                                              ----------   ----------
  Total liabilities and shareholders' equity................  $4,034,775   $3,813,552
                                                              ==========   ==========

--------------------------

 * RECLASSIFIED TO CONFORM TO 2000 PRESENTATION.

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999*       1998*
                                                              ---------   ---------   ---------
REVENUE:
  Interest income...........................................  $268,011    $209,848    $112,914
  Operating lease income....................................   185,956      42,186      12,378
  Other income..............................................    17,855      12,763       2,804
                                                              --------    --------    --------
    Total revenue...........................................   471,822     264,797     128,096
                                                              --------    --------    --------

COSTS AND EXPENSES:
  Interest expense..........................................   173,891      91,184      44,697
  Operating costs-corporate tenant lease assets.............    12,809       2,246          --
  Depreciation and amortization.............................    34,514      10,340       4,287
  General and administrative................................    25,706       6,269       2,583
  Provision for possible credit losses......................     6,500       4,750       2,750
  Stock option compensation expense.........................     2,864         412       5,985
  Advisory fees.............................................        --      16,193       7,837
  Costs incurred in acquiring external advisor..............        --      94,476          --
                                                              --------    --------    --------
    Total costs and expenses................................   256,284     225,870      68,139
                                                              --------    --------    --------
Net income before minority interest, gain on sale of
  corporate tenant lease assets and extraordinary loss......   215,538      38,927      59,957
Minority interest in consolidated entities..................      (195)        (41)        (54)
Gain on sale of corporate tenant lease assets...............     2,948          --          --
                                                              --------    --------    --------
Net income before extraordinary loss........................   218,291      38,886      59,903
Extraordinary loss on early extinguishments of debt.........      (705)         --          --
                                                              --------    --------    --------
Net income..................................................  $217,586    $ 38,886    $ 59,903
Preferred dividend requirements.............................   (36,908)    (23,843)       (944)
                                                              --------    --------    --------
Net income allocable to common shareholders.................  $180,678    $ 15,043    $ 58,959
                                                              ========    ========    ========
Basic earnings per common share(1)..........................  $   2.11    $   0.25    $   1.40
                                                              ========    ========    ========
Diluted earnings per common share(1)........................  $   2.10    $   0.25    $   1.36
                                                              ========    ========    ========
EXPLANATORY NOTES:

------------------------

 *  RECLASSIFIED TO CONFORM TO 2000 PRESENTATION.

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

                              ISTAR FINANCIAL INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                                        COMMON STOCK
                                         SERIES A    SERIES B    SERIES C    SERIES D     COMMON           AT PAR
                                         PREFERRED   PREFERRED   PREFERRED   PREFERRED    STOCK     --------------------
                                           STOCK       STOCK       STOCK       STOCK      AT PAR     CLASS A    CLASS B
                                         ---------   ---------   ---------   ---------   --------   ---------   --------
Balance at January 1, 1998.............    $ --        $ --        $ --        $ --        $ --     $   7,550   $    38
Recapitalization Transactions..........      --          --          --          --          --       306,796     1,534
Issuance of options to Advisor.........      --          --          --          --          --            --        --
Effects of reorganization(1)...........      --          --          --          --          --      (261,956)   (1,310)
Exercise of options....................      --          --          --          --          --            18        --
Issuance of preferred shares and
  warrants.............................      44          --          --          --          --            --        --
Dividends declared-preferred...........      --          --          --          --          --            --        --
Dividends declared-common..............      --          --          --          --          --            --        --
Net Income for the period..............      --          --          --          --          --            --        --
Change in accumulated other
  comprehensive income.................      --          --          --          --          --            --        --
                                           ----        ----        ----        ----        ----     ---------   -------
Balance at December 31, 1998*..........    $ 44        $ --        $ --        $ --        $ --     $  52,408   $   262
Exercise of options....................      --          --          --          --          --            63        --
Dividends declared-preferred...........      --          --          --          --          --            --        --
Dividends declared-common..............      --          --          --          --          --            --        --
Effects of Incorporation Merger........     (40)         --          --          --          53       (52,471)     (262)
Acquisition of TriNet..................      --           2           1           4          29            --        --
Issuance of shares of Common Stock
  through conversion of joint venture
  partners interest....................      --          --          --          --          --            --        --
Advisor Transaction....................      --          --          --          --           4            --        --
Special stock dividend.................      --          --          --          --           1            --        --
Purchase of treasury stock.............      --          --          --          --          (2)           --        --
Net income for the period..............      --          --          --          --          --            --        --
Change in accumulated other
  comprehensive income.................      --          --          --          --          --            --        --
                                           ----        ----        ----        ----        ----     ---------   -------
Balance at December 31, 1999...........    $  4        $  2        $  1        $  4        $ 85     $      --   $    --
Exercise of options....................      --          --          --          --          --            --        --
Dividends declared-preferred...........      --          --          --          --          --            --        --
Dividends declared-common..............      --          --          --          --          --            --        --
Acquisition of ACRE Partners...........      --          --          --          --          --            --        --
Restricted stock units issued to
  employees in lieu of cash bonuses....      --          --          --          --          --            --        --
Restricted stock units granted to
  employees............................      --          --          --          --          --            --        --
Issuance of stock through DRIP plan....      --          --          --          --          --            --        --
Purchase of treasury stock.............      --          --          --          --          --            --        --
Net income for the period..............      --          --          --          --          --            --        --
Change in accumulated other
  comprehensive income.................      --          --          --          --          --            --        --
                                           ----        ----        ----        ----        ----     ---------   -------
Balance at December 31, 2000...........    $  4        $  2        $  1        $  4        $ 85     $      --   $    --
                                           ====        ====        ====        ====        ====     =========   =======
EXPLANATORY NOTE:

                                                                               ACCUMULATED
                                         WARRANTS    ADDITIONAL   RETAINED        OTHER
                                            AND       PAID-IN     EARNINGS    COMPREHENSIVE    TREASURY
                                          OPTIONS     CAPITAL     (DEFICIT)       INCOME        STOCK       TOTAL
                                         ---------   ----------   ---------   --------------   --------   ----------
Balance at January 1, 1998.............  $     --    $      --    $ (1,075)       $(162)       $    --    $    6,351
Recapitalization Transactions..........        --      432,084          --           --             --       740,414
Issuance of options to Advisor.........     5,985           --          --           --             --         5,985
Effects of reorganization(1)...........        --      262,786          --           --             --          (480)
Exercise of options....................      (270)         537          --           --             --           285
Issuance of preferred shares and
  warrants.............................    13,189      206,170          --           --             --       219,403
Dividends declared-preferred...........        --           15        (944)          --             --          (929)
Dividends declared-common..............        --           --     (60,343)          --             --       (60,343)
Net Income for the period..............        --           --      59,903           --             --        59,903
Change in accumulated other
  comprehensive income.................        --           --          --          139             --           139
                                         --------    ----------   ---------       -----        --------   ----------
Balance at December 31, 1998*..........  $ 18,904    $ 901,592    $ (2,459)       $ (23)       $    --    $  970,728
Exercise of options....................      (969)       1,853          --           --             --           947
Dividends declared-preferred...........        --          330     (25,149)          --             --       (24,819)
Dividends declared-common..............        --           --    (116,813)          --             --      (116,813)
Effects of Incorporation Merger........        --       52,720          --           --             --            --
Acquisition of TriNet..................        --      868,933          --           --             --       868,969
Issuance of shares of Common Stock
  through conversion of joint venture
  partners interest....................        --        6,226          --           --             --         6,226
Advisor Transaction....................        --       97,862          --           --             --        97,866
Special stock dividend.................        --       24,456     (24,457)          --             --            --
Purchase of treasury stock.............        --           --          --           --        (40,439)      (40,441)
Net income for the period..............        --           --      38,886           --             --        38,886
Change in accumulated other
  comprehensive income.................        --           --          --         (206)            --          (206)
                                         --------    ----------   ---------       -----        --------   ----------
Balance at December 31, 1999...........  $ 17,935    $1,953,972   $(129,992)      $(229)       $(40,439)  $1,801,343
Exercise of options....................      (992)       7,089          --           --             --         6,097
Dividends declared-preferred...........        --          330     (36,906)          --             --       (36,576)
Dividends declared-common..............        --           --    (205,477)          --             --      (205,477)
Acquisition of ACRE Partners...........        --        3,637          --           --             --         3,637
Restricted stock units issued to
  employees in lieu of cash bonuses....        --        1,125          --           --             --         1,125
Restricted stock units granted to
  employees............................        --          212          --           --             --           212
Issuance of stock through DRIP plan....        --           31          --           --             --            31
Purchase of treasury stock.............        --           --          --           --           (302)         (302)
Net income for the period..............        --           --     217,586                                   217,586
Change in accumulated other
  comprehensive income.................        --           --          --          209             --           209
                                         --------    ----------   ---------       -----        --------   ----------
Balance at December 31, 2000...........  $ 16,943    $1,966,396   $(154,789)      $ (20)       $(40,741)  $1,787,885
                                         ========    ==========   =========       =====        ========   ==========
EXPLANATORY NOTE:

----------------------------------------

 * RECLASSIFIED TO CONFORM TO 2000 PRESENTATION.

(1) As adjusted for one-for-six reverse stock split effective June 19, 1998.

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                2000         1999*         1998*
                                                              ---------   -----------   -----------
Cash flows from operating activities:
Net income..................................................  $ 217,586   $    38,886   $    59,903
Adjustments to reconcile net income to cash flows provided
  by operating activities:
  Minority interest.........................................        195            41            54
  Non-cash expense for options issued to Advisor............      1,700           412         5,985
  Non-cash expense for Advisor Transaction..................         --        94,476            --
  Equity in earnings of unconsolidated joint ventures and
    subsidiaries............................................     (4,753)         (234)          (96)
  Depreciation and amortization.............................     47,402        15,932         7,662
  Amortization of discounts/premiums and deferred
    interest................................................    (27,059)      (25,493)      (17,750)
  Distributions from operating joint venture................      4,511           470            --
  Deferred operating lease income adjustments...............     (9,130)       (1,597)           --
  Realized (gain)/loss on sale of securities................        233           (11)           --
  Gain on sale of corporate tenant lease assets.............     (2,948)           --            --
  Extraordinary loss on early extinguishment of debt........        705            --            --
  Provision for possible credit losses......................      6,500         4,750         2,750
  Changes in assets and liabilities:
    (Increase) decrease in restricted cash..................    (10,246)        2,924        (5,699)
    Increase in accrued interest and operating lease income
     receivable.............................................     (3,761)       (3,089)       (5,613)
    Decrease in deferred expenses and other assets..........    (26,764)       (1,212)         (902)
    Increase (decrease) in accounts payable, accrued
     expenses and other liabilities.........................     (1,702)       (3,706)        8,621
                                                              ---------   -----------   -----------
  Cash flows provided by operating activities...............    192,469       122,549        54,915
                                                              ---------   -----------   -----------
Cash flows from investing activities:
  Net cash outflow for the Recapitalization Transactions
    (Note 3)................................................         --            --      (334,964)
  Net cash outflow for TriNet Acquisition (Note 3)..........         --       (23,723)           --
  Proceeds from sale of corporate tenant lease assets.......    146,265            --            --
  New investment originations/acquisitions..................   (849,618)     (640,757)     (975,670)
  Principal fundings on existing loan commitments...........    (56,039)      (45,916)      (16,500)
  Investment in iStar Operating, Inc........................     (3,443)           --          (426)
  Proceeds from sale of investment securities...............         30            --            --
  Repayments of and principal collections from loans and
    other investments.......................................    584,452       520,768       103,926
  Investments (in) and advances to unconsolidated joint
    ventures................................................    (24,047)         (377)      (47,675)
  Distributions from unconsolidated joint ventures..........     34,759        47,365            --
  Other capital expenditures on real estate subject to
    operating leases........................................     (9,011)       (1,271)           --
                                                              ---------   -----------   -----------
    Cash flows used in investing activities.................   (176,652)     (143,911)   (1,271,309)
                                                              ---------   -----------   -----------
Cash flows from financing activities:
  Net borrowings (repayments) under revolving credit
    facilities..............................................   (183,837)      168,592       640,945
  Borrowings under term loans...............................     90,000        39,234       368,683
  Repayments under term loans...............................   (300,799)           --            --
  Borrowings under repurchase agreements....................     65,067        (7,331)       46,091
  Repayments under repurchase agreements....................    (31,564)           --            --
  Mortgage note repayments..................................         --          (150)           --
  Borrowings under bond offerings...........................    863,254            --            --
  Repayments under bond offerings...........................   (274,919)           --            --
  Common dividends paid.....................................   (202,397)      (90,076)      (38,638)
  Preferred dividends paid..................................    (36,576)      (20,524)           --
  Minority interest.........................................       (164)           --            --
  Extraordinary loss on early extinguishment of debt........       (317)           --            --
  Payment for deferred financing costs......................    (21,048)       (4,593)      (11,615)
  Proceeds from issuance of class B shares..................         --            --         1,534
  Costs incurred in reorganization..........................         --            --          (480)
  Purchase of treasury stock................................       (302)      (40,439)           --
  Proceeds from exercise of options.........................      6,129           947           285
  Proceeds from issuance of preferred stock and warrants....         --            --       219,403
                                                              ---------   -----------   -----------
    Cash flows (used in) provided by financing activities...    (27,473)       45,660     1,226,208
                                                              ---------   -----------   -----------
Increase (decrease) in cash and cash equivalents............    (11,656)       24,298         9,814
Cash and cash equivalents at beginning of period............     34,408        10,110           296
                                                              ---------   -----------   -----------
Cash and cash equivalents at end of period..................  $  22,752   $    34,408   $    10,110
                                                              =========   ===========   ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..................  $ 142,145   $    85,835   $    38,006
                                                              =========   ===========   ===========

----------------------------------
*   RECLASSIFIED TO CONFORM TO 2000 PRESENTATION.

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND BUSINESS

    ORGANIZATION--iStar Financial Inc.(1) (the "Company") began its business in 1993 through private investment funds formed to capitalize on inefficiencies in the real estate finance market. In March 1998, these funds contributed their approximately $1.1 billion of assets to the Company's predecessor, Starwood Financial Trust, in exchange for a controlling interest in that company. Since that time, the Company has grown by originating new lending and leasing transactions, as well as through corporate acquisitions. Specifically, in September 1998, the Company acquired the loan origination and servicing business of a major insurance company, and in December 1998, the Company acquired the mortgage and mezzanine loan portfolio of its largest private competitor. Additionally, in November 1999, the Company acquired TriNet Corporate Realty Trust, Inc. ("TriNet"), which was then the largest publicly traded company specializing in the net leasing of corporate office and industrial facilities (the "TriNet Acquisition"). The TriNet Acquisition was structured as a stock-for-stock merger of TriNet with a subsidiary of the Company. Concurrent with the TriNet Acquisition, the Company also acquired its external advisor (the "Advisor Transaction") in exchange for shares of common stock of the Company ("Common Stock") and converted its organizational form to a Maryland corporation (the "Incorporation Merger"). As part of the conversion to a Maryland corporation, the Company replaced its dual class common share structure with a single class of Common Stock. The Company's Common Stock began trading on the New York Stock Exchange under the symbol "SFI" in November 1999.

    During 1993 through 1997, the Company did not qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). However, pursuant to a closing agreement with the Internal Revenue Service (the "IRS") obtained in March 1998, the Company was eligible and elected to be taxed as a REIT for the taxable year beginning January 1, 1998.

    BUSINESS--The Company is the leading publicly traded finance company focused on the commercial real estate industry. The Company provides structured financing to private and corporate owners of real estate nationwide, including senior and junior mortgage debt, corporate mezzanine and subordinated capital, and corporate net lease financing. The Company, which has elected to be taxed as a real estate investment trust ("REIT"), seeks to deliver superior risk-adjusted returns on equity for shareholders by providing innovative and value-added financing solutions to its customers.

    The Company has implemented its investment strategy by: (1) focusing on the origination of large, highly structured mortgage, corporate and lease financings where customers require flexible financial solutions, and avoiding commodity businesses in which there is significant direct competition from other providers of capital; (2) developing direct relationships with borrowers and corporate tenants as opposed to sourcing transactions through intermediaries; (3) adding value beyond simply providing capital by offering borrowers and corporate tenants specific lending expertise, flexibility, certainty and continuing relationships beyond the closing of a particular financing transaction; and
(4) taking advantage of market anomalies in the real estate financing markets when the Company believes credit is mispriced by other providers of capital, such as the spread between lease yields and the yields on corporate tenants' underlying credit obligations.

    The Company intends to continue to emphasize a mix of portfolio financing transactions to create built-in diversification and single-asset financings for properties with strong, long-term competitive market positions.

EXPLANATORY NOTE:
------------------------------

(1) As more fully discussed in Note 4, on November 4, 1999, the Company changed its form and became a corporation under Maryland law and changed its name from Starwood Financial Trust to Starwood Financial Inc. Further, effective April 30, 2000, the registrant changed its name to iStar Financial Inc.

                              ISTAR FINANCIAL INC.

NOTE 2--BASIS OF PRESENTATION

    The accompanying audited Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles ("GAAP") for complete financial statements. The Consolidated Financial Statements include the accounts of the Company, its qualified REIT subsidiaries, and its majority-owned and controlled partnerships. Certain third-party mortgage servicing operations are conducted through iStar Operating, Inc. ("iStar Operating"), a taxable corporation which is not consolidated with the Company for financial reporting or income tax purposes. The Company owns all of the non-voting preferred stock and a 95% economic interest in iStar Operating, which is accounted for under the equity method for financial reporting purposes. The Company does not own any of the outstanding voting stock of iStar Operating. In addition, the Company has an investment in TriNet Management Operating
Company, Inc. ("TMOC"), a taxable noncontrolled subsidiary of the Company, which is also accounted for under the equity method. Further, certain other investments in partnerships or joint ventures which the Company does not control are also accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

    In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's consolidated financial position at December 31, 2000 and December 31, 1999 and the results of its operations, changes in shareholders' equity and its cash flows for the years ended December 31, 2000, 1999 and 1998. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LOANS AND OTHER LENDING INVESTMENTS, NET--As described in Note 5, "Loans and Other Lending Investments," includes the following investments: senior mortgages, subordinate mortgages, corporate/ partnership loans/unsecured notes, loan participations and other lending investments. In general, management considers its investments in this category as held-to-maturity and, accordingly, reflects such items at amortized historical cost.

    REAL ESTATE SUBJECT TO OPERATING LEASES AND DEPRECIATION--Real estate subject to operating leases is generally recorded at cost. Certain improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance items are expensed as incurred. The Company capitalizes interest costs incurred during the land development or construction period on qualified development projects, including investments in joint ventures accounted for under the equity method. Depreciation is computed using the straight line method of cost recovery over estimated useful lives of 40.0 years for buildings, five years for furniture and equipment, the shorter of the remaining lease term or expected life for tenant improvements, and the remaining life of the building for building improvements.

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

    CAPITALIZED INTEREST--The Company capitalizes interest costs incurred during the land development or construction period on qualified development projects, including investments in joint ventures accounted for under the equity method. Interest capitalized was approximately $513,000 and $377,000 during the years ended December 31, 2000 and 1999, respectively.

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

    RESTRICTED CASH--Restricted cash represents amounts required to be maintained in escrow under certain of the Company's debt obligations and leasing cost obligations.

    NON-CASH ACTIVITY--During the year ended December 31, 1998, the Company had significant non-cash activity including: (1) conversion of units in APMT Limited Partnership (shown as "minority interest" in the consolidated financial statements) to class A shares of the Company (see Note 4); (2) issuance of options to Starwood Financial Advisors, L.L.C. (the "Advisor") to acquire class A shares of the Company (see Note 11); and (3) issuance of new class A shares in exchange for a portion of the acquisition of loans and related investments as part of the Recapitalization Transactions (see Note 4).

    The cash portion of the Recapitalization Transactions is summarized as follows (in thousands):

Acquisition of loans and other investments..................  $(1,061,006)
Acquired accrued interest and operating lease income
  receivable................................................       (7,451)
Conversion of minority interest.............................       (5,387)
Par value of class A shares issued..........................      306,796
Additional paid in capital on class A shares issued.........      432,084
                                                              -----------
Net cash outflow for the Recapitalization Transactions......  $  (334,964)
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
                                                               ===========

    There was no non-cash activity during the year ended December 31, 2000.

    MARKETABLE SECURITIES-- From time to time, the Company invests excess working capital in short-term marketable securities such as those issued by the Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA"), and Federal Home Loan Mortgage Corporation ("FHLMC"). Although the Company generally intends to hold such investments for investment purposes, it may, from time to time, sell any of its investments in these securities as part of its management of liquidity. Accordingly, the Company considers such investments as "available-for-sale" and reflects such investments at fair market value with changes in fair market value reflected as a component of shareholders' equity.

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REPURCHASE AGREEMENTS-- The Company may enter into sales of securities or loans under agreements to repurchase the same security or loan. The amounts borrowed under repurchase agreements are carried on the balance sheet as part of debt obligations at the amount advanced plus accrued interest. Interest incurred on the repurchase agreements is reported as interest expense.

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

    LEASING INVESTMENTS: Operating lease revenue is recognized on the straight-line method of accounting from the later of the date of the origination of the lease or the date of acquisition of the facility subject to existing leases. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as a deferred operating lease income receivable on the balance sheet.

    PROVISION FOR POSSIBLE CREDIT LOSSES--The Company's accounting policies require that an allowance for estimated credit losses be maintained at a level that management, based upon an evaluation of known and inherent risks in the portfolio, considers adequate to provide for possible credit losses. Specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral less disposition costs on an individual loan basis. Management considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Management measures these impaired loans at the fair value of the loans' underlying collateral less estimated disposition costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan; however, these loans are placed on non-accrual status at such time that the loans either: (1) become 90 days delinquent; or
(2) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment. While on non-accrual status, interest income is recognized only upon actual receipt. Impairment losses are recognized as direct write-downs of the related loan with a corresponding charge to the provision for possible credit losses. Charge-offs occur when loans, or a portion thereof, are considered

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) uncollectible and of such little value that further pursuit of collection is not warranted. Management also provides a portfolio reserve based upon its periodic evaluation and analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors.

    INCOME TAXES--The Company did not qualify as a REIT from 1993 through 1997; however, it did not incur any material tax liabilities as a result of its operations. See Note 10 to the Consolidated Financial Statements for more information.

    As confirmed in a closing agreement with the IRS obtained in March 1998, the Company was eligible and has elected to be taxed as a REIT for its tax year beginning January 1, 1998. As a REIT, the Company is subject to federal income taxation at corporate rates on its REIT taxable income; however, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. iStar Operating and TMOC are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in iStar Operating and TMOC.

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

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    NEW ACCOUNTING STANDARDS--In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). On June 23, 1999, the FASB voted to defer the effectiveness of SFAS No. 133 for one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as:
(1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) in certain circumstances, a hedge of a foreign currency exposure. The Company adopted this pronouncement, as amended by Statement of Financial Accounting Standards
No. 137 "Accounting for Derivative Instruments and Hedging Activities--deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Certain Hedging Activities--an Amendment of FASB Statement No. 133," on
January 1, 2001. Because the Company has primarily used derivatives as cash flow hedges of interest rate risk only, the adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company. However, should the Company change its current use of such derivatives (see Note 9), the adoption of SFAS No. 133 could have a more significant effect on the Company prospectively.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company adopted SAB 101, as required, in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material financial impact on the financial position or the results of operations of the Company.

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

    During the quarter ended March 31, 1998, the Company consummated certain transactions and entered into agreements which significantly recapitalized and expanded its capital resources, as well as modified future operations, including those described herein below in "Recapitalization Transactions" and "Advisor Agreement."

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

    Simultaneously, Starwood Mezzanine contributed various real estate loan investments to the Company in exchange for 9,191,333 class A shares and $25.5 million in cash, as adjusted. Starwood

                              ISTAR FINANCIAL INC.

NOTE 4--CAPITAL TRANSACTIONS (CONTINUED)
Opportunity Fund IV, L.P. ("SOF IV"), one of the Starwood Investors, contributed loans and other lending investments, $17.9 million in cash and certain letters of intent in exchange for 41,179,133 class A shares of the Company and a cash payment of $324.3 million. Concurrently, the holders of the class B shares who were affiliates of the Starwood Investors acquired 25,565,979 additional class B shares sufficient to maintain existing voting preferences pursuant to the Company's Amended and Restated Declaration of Trust. Immediately after these transactions, the Starwood Investors owned approximately 99.27% of the outstanding class A shares of the Company and 100% of the class B shares. Assets acquired from Starwood Mezzanine were reflected using step acquisition accounting at predecessor basis adjusted to fair value to the extent of post-transaction, third-party ownership. Assets acquired from SOF IV were reflected at their fair market value.

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

    The Company paid the Advisor a quarterly base management fee of 0.3125% (1.25% per annum) of the "Book Equity Value" of the Company. "Book Equity Value" was generally defined as the excess of the book value of the assets of the Company over all liabilities of the Company.

    In addition, the Company paid the Advisor a quarterly incentive fee of 5.00% of the Company's "Adjusted Net Income" during each quarter that the Adjusted Net Income for such quarter (restated and annualized as a rate of return on the Company's Book Equity Value for such quarter) equaled or exceeded the "Benchmark BB Rate." "Adjusted Net Income" was generally defined as the Company's gross income less the Company's expenses for the applicable quarter (including the base fee for such quarter but not the incentive fee for such quarter). The Advisor was also reimbursed for certain expenses it incurred on behalf of the Company.

    Prior to the transactions described below through which, among other things, the Company became internally-managed, the Company was dependent on the services of the Advisor and its officers and employees for the successful execution of its business strategy.

    1999 TRANSACTIONS--On November 3, 1999, consistent with previously announced terms, the Company's shareholders approved a series of transactions including:
(1) the acquisition, through a merger, of TriNet; (2) the acquisition, through a merger and a contribution of interests, of 100% of the ownership interests in the Advisor; and (3) the change in form, through a merger, of the Company's organization to a Maryland corporation. TriNet shareholders also approved the TriNet Acquisition on November 3, 1999. These transactions were consummated on November 4, 1999. As part of these transactions, the Company also replaced its dual class common share structure with a single class of Common Stock.

    TRINET ACQUISITION--TriNet merged with and into a subsidiary of the Company, with TriNet surviving as a wholly-owned subsidiary of the Company (the "Leasing Subsidiary"). In the TriNet Acquisition, each share of TriNet common stock was converted into 1.15 shares of Common Stock, resulting in an aggregate issuance of 28.9 million shares of Common Stock. Each share of TriNet Series A, Series B and Series C Cumulative Redeemable Preferred Stock was converted into a share of Series B, Series C or Series D (respectively) Cumulative Redeemable Preferred Stock of the Company. The Company's preferred stock issued to the former TriNet preferred shareholders has substantially the same terms as the TriNet preferred stock, except that the new Series B, C and D preferred stock has additional voting rights not

                              ISTAR FINANCIAL INC.

NOTE 4--CAPITAL TRANSACTIONS (CONTINUED) associated with the TriNet preferred stock. The holders of the Company's Series A preferred stock retained the same rights and preferences as existed prior to the TriNet Acquisition.

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

    ADVISOR TRANSACTION--Contemporaneously with the consummation of the TriNet Acquisition, the Company acquired 100% of the interests in the Advisor in exchange for total consideration of four million shares of Common Stock. For accounting purposes, the Advisor Transaction was not considered the acquisition of a "business" in applying Accounting Principles Board Opinion No. 16, "Business Combinations" and, therefore, the market value of the Common Stock issued in excess of the fair value of the net tangible assets acquired of approximately $94.5 million was charged to operating income as a non-recurring, non-cash item in the fourth quarter of 1999, rather than capitalized as goodwill.

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

    PRO FORMA INFORMATION--The summary unaudited pro forma consolidated statements of operations for the years ended December 31, 1999 and 1998 are presented as if the following transactions, consummated in November 1999, had occurred on January 1, 1998: (1) the TriNet Acquisition; (2) the Advisor Transaction; and (3) the borrowings necessary to consummate the aforementioned transactions, and as if the following transactions consummated in March 1998 had occurred on January 1, 1998: (1) the Recapitalization Transactions; (2) the exchange of each outstanding unit in the APMT Limited Partnership held by holders other than the Company for one class A share; (3) the liquidation and termination of the partnership; and (4) the borrowings necessary to consummate the aforementioned transactions. The unaudited pro forma information is based upon the historical consolidated results of operations of the Company and TriNet for the years ended December 31, 1999 and 1998, after giving effect to the events described above.

                              ISTAR FINANCIAL INC.

NOTE 4--CAPITAL TRANSACTIONS (CONTINUED)
                                   PRO FORMA
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                  (UNAUDITED)
REVENUE:
  Interest income...........................................  $218,359   $140,261
  Operating lease income....................................   186,776    169,196
  Other income..............................................    21,000      9,776
                                                              --------   --------
    Total revenue...........................................   426,135    319,233
                                                              --------   --------
EXPENSES:
  Interest expense..........................................   135,795     99,138
  Operating costs-corporate tenant lease assets.............    12,601      7,651
  Depreciation and amortization.............................    36,423     35,053
  General and administrative................................    21,716     20,770
  Provision for possible credit losses......................     4,750      2,750
  Stock option compensation expense.........................     2,474      5,985
                                                              --------   --------
    Total costs and expenses................................   213,759    171,347
                                                              --------   --------
  Income before minority interest...........................  $212,376   $147,886
  Minority interest.........................................      (164)      (128)
                                                              --------   --------
  Net income................................................  $212,212   $147,758
  Preferred dividend requirements...........................   (36,906)   (16,622)
                                                              --------   --------
  Net income allocable to common shareholders...............  $175,306   $131,136
                                                              ========   ========
BASIC EARNINGS PER SHARE:
  Basic earnings per common share...........................  $   2.01   $   1.50
                                                              ========   ========
  Weighted average number of common shares outstanding......    87,073     87,193
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

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--LOANS AND OTHER LENDING INVESTMENTS

    The following is a summary description of the Company's loans and other lending investments (in thousands):

                                                                                                            CARRYING VALUE
                                                             # OF         ORIGINAL       PRINCIPAL        AS OF DECEMBER 31,
                                                           BORROWERS     COMMITMENT       BALANCES      -----------------------
    TYPE OF INVESTMENT       UNDERLYING PROPERTY TYPE(1)  IN CLASS(1)    AMOUNT(1)     OUTSTANDING(1)      2000         1999
---------------------------  ---------------------------  -----------   ------------   --------------   ----------   ----------
Senior Mortgages(5)          Office/Hotel/Mixed Use/           21        $1,337,717      $1,232,307     $1,210,992   $1,039,052
                             Apartment/Retail/Resort

Subordinated Mortgages       Office/Hotel/Mixed Use            13           372,136         340,088        325,558      464,105

Corporate Loans/Partnership  Office/Hotel/Residential/         14           413,946         401,795        398,978      309,768
  Loans/Unsecured Notes      Apartment

Loan Participations          Office/Retail                      3           127,497         111,388        111,251      128,105

Other Lending Investments    Resort/Office/Mixed Use/         N/A               N/A             N/A        192,404       69,976
                             Residential/Homebuilder
                                                                                                        ----------   ----------
Gross Carrying Value                                                                                    $2,239,183   $2,011,006
Provision for Possible
  Credit Losses                                                                                            (14,000)      (7,500)
                                                                                                        ----------   ----------
Total, Net                                                                                              $2,225,183   $2,003,506
                                                                                                        ==========   ==========


                               EFFECTIVE                                                         PRINCIPAL   PARTICI-
                               MATURITY       CONTRACTUAL INTEREST      CONTRACTUAL INTEREST     AMORTIZ-     PATION
    TYPE OF INVESTMENT           DATES          PAYMENT RATES(2)          ACCRUAL RATES(3)         ATION     FEATURES
---------------------------  -------------   -----------------------   -----------------------   ---------   --------
Senior Mortgages(5)           2001 to 2019   Fixed: 6.13% to 20.00%    Fixed: 6.13% to 24.00%      Yes (4)    Yes (3)
                                             Variable: LIBOR + 1.50%   Variable: LIBOR + 1.50%
                                             to 6.00%                  to 6.00%
Subordinated Mortgages        2002 to 2007   Fixed: 7.00% to 15.25%    Fixed: 10.07% to 17.00%     Yes (4)    Yes (3)
                                             Variable: LIBOR + 5.80%   Variable: LIBOR + 5.80%
Corporate Loans/Partnership   2001 to 2008   Fixed: 6.13% to 14.50%    Fixed: 6.13% to 17.50%      Yes        Yes (3)
  Loans/Unsecured Notes                      Variable: LIBOR + 2.78%   Variable: LIBOR + 2.78%
                                             to 7.50%                  to 7.50%
Loan Participations           2003 to 2005   Fixed: 10.00% to 13.60%   Fixed: 13.60% to 14.00%     No         Yes (3)
                                             Variable: LIBOR + 4.50%   Variable: LIBOR + 4.50%
Other Lending Investments    2002 and 2013   Fixed: 6.75% to 12.75%    Fixed: 6.75% to 12.75%      No         No
Gross Carrying Value
Provision for Possible
  Credit Losses
Total, Net

EXPLANATORY NOTES:
----------------------------------

(1) Amounts and details are for loans outstanding as of December 31, 2000.

(2) Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on December 29, 2000 was 6.56%.

(3) Under some of these loans, the lender receives additional payments representing additional interest from participation in available cash flow from operations of the property and the proceeds, in excess of a base amount, arising from a sale or refinancing of the property.

(4) The loans require fixed payments of principal and interest resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity. In addition, one of the loans permits additional annual prepayments of principal of up to $1.3 million without penalty at the borrower's option.

(5) The unfunded commitment amount on one of the Company's construction loans, included in senior mortgages, was $16.2 million as of December 31, 1999. As of December 31, 2000, the construction loan was fully funded.

                              ISTAR FINANCIAL INC.

NOTE 5--LOANS AND OTHER LENDING INVESTMENTS (CONTINUED)

    During the years ended December 31, 2000 and 1999, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $721.2 million and $663.4 million in loans and other lending investments, funded $56.0 million and $46.4 million under existing loan commitments and received principal repayments of $584.5 million and $561.9 million.

    As of December 31, 2000, the Company had nine loans with unfunded commitments. The total unfunded commitment amount was approximately
$151.1 million, of which $83.5 million was discretionary (i.e., at the Company's option) and $67.6 million was non-discretionary.

    The Company's loans and other lending investments are predominantly pledged as collateral under either the iStar Asset Receivables secured notes, the secured revolving facilities or secured term loans (see Note 7).

    The Company has reflected provisions for possible credit losses of approximately $6.5 million, $4.8 million and $2.8 million in its results of operations during the years ended December 31, 2000, 1999 and 1998, respectively. These provisions represent portfolio reserves based on management's evaluation of general market conditions, the Company's internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults, and the underlying collateral. No direct impairment reserves on specific loans were considered necessary. Management may transfer reserves between general and specific reserves as considered necessary.

NOTE 6--REAL ESTATE SUBJECT TO OPERATING LEASES

    During 2000, the Company acquired one corporate tenant lease facility for a purchase price of $22.8 million and exercised an option to purchase another facility for $16.4 million by funding an additional $474,000 on an existing convertible mortgage loan. Construction was completed on five facilities under development in one of the Company's joint venture partnerships for a total development cost of $65.2 million. In addition, the TN-CP joint venture acquired one facility for a purchase price of $36.8 million. The Company also purchased
78.4 acres of land for approximately $80.7 million subject to a 20-year ground lease to a corporate customer, with the first year of operating lease payments equal to a return on cost of approximately 11.6%. In addition, the Company purchased 32.4 acres of land for approximately $2.3 million on which it is constructing a build-to-suit distribution facility for a corporate customer under a 15-year tenant lease.

    The Company's investments in real estate subject to operating leases, at cost, were as follows (in thousands):

                                                            DECEMBER 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Buildings and improvements...........................  $1,294,572   $1,390,933
Land and land improvements...........................     344,490      277,872
Less: accumulated depreciation.......................     (46,975)     (14,627)
                                                       ----------   ----------
                                                        1,592,087    1,654,178
Investments in unconsolidated joint ventures.........      78,082       60,106
                                                       ----------   ----------
      Real estate subject to operating leases, net...  $1,670,169   $1,714,284
                                                       ==========   ==========

                              ISTAR FINANCIAL INC.

NOTE 6--REAL ESTATE SUBJECT TO OPERATING LEASES (CONTINUED)
    The Company's net lease facilities are leased to customers with initial term expiration dates from 2001 to 2020. Future operating lease payments under non-cancelable leases, excluding customer reimbursements of expenses, in effect at December 31, 2000, are approximately as follows (in thousands):

YEAR                                                            AMOUNT
----                                                          ----------
2001........................................................  $  176,429
2002........................................................     172,811
2003........................................................     164,401
2004........................................................     146,279
2005........................................................     127,867
Thereafter..................................................     751,177
                                                              ----------
                                                              $1,538,964
                                                              ==========

Under certain leases, the Company receives additional participating lease payments to the extent gross revenues of the tenant exceed a base amount. The Company earned $0.6 million and $0.5 million of such additional participating lease payments in the years ended December 31, 2000 and 1999, respectively. In addition, the Company also receives reimbursements from tenants for certain facility operating expenses.

    At December 31, 2000, the Company had investments in five joint ventures:
(1) TriNet Sunnyvale Partners L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant; (2) Corporate Technology Associates LLC ("CTC I"), whose external member is Corporate Technology Centre Partners LLC; (3) Sierra Land Ventures ("Sierra"), whose external joint venture partner is Sierra-LC Land, Ltd.; (4) TriNet Milpitas Associates, LLC ("Milpitas"), whose external member is The Prudential Insurance Company of America; and (5) ACRE Simon, L.L.C. ("ACRE"), whose external partner is William E. Simon & Sons Realty Investments, L.L.C. These ventures were formed for the purpose of operating, acquiring and in certain cases, developing corporate tenant lease facilities. At December 31, 2000, all facilities held by CTC II and TN-CP had been sold. The Company previously had an equity investment in CTC II which was sold for approximately $66.0 million in September, 2000. In connection with this sale, the note receivable from the venture was modified to mature on December 31, 2001. The note receivable and related accrued interest are included in Loans and Other Lending Investments at December 31, 2000.

    Through the TriNet Acquisition, the Company also acquired a 50% interest in W9/TriNet Poydras LLC ("Poydras"). Effective November 22, 1999, the joint venture partners, who are affiliates of Whitehall Street Real Estate Limited Partnership, IX and The Goldman Sachs Group L.P. (the "Whitehall Group"), elected to exercise their right under the partnership agreement, which was accelerated as a result of the TriNet Acquisition, to exchange all of their membership units for 350,746 shares of Common Stock of the Company and a $767,000 distribution of available cash. As a consequence, Poydras is now wholly owned and is reflected on a consolidated basis in these financial statements.

    At December 31, 2000, the ventures comprised 23 net leased facilities, three of which were under development (these three facilities became fully operational with lease payments commencing as of January 2001). Additionally, 17.7 acres of land are held for sale. The Company's combined investment in these joint ventures at December 31, 2000 was $78.1 million. The joint ventures' purchase price for the 23 facilities owned at December 31, 2000 was $295.7 million. The purchase price of the land held for sale was $6.8 million. In the aggregate, the joint ventures had total assets of $366.8 million and total liabilities of $267.8 million as of December 31, 2000, and net income of $7.1 million for the year ended December 31,

                              ISTAR FINANCIAL INC.

NOTE 6--REAL ESTATE SUBJECT TO OPERATING LEASES (CONTINUED)
2000. The Company accounts for these investments under the equity method because the Company's joint venture partners have certain participating rights which limit the Company's control. The Company's investments in and advances to unconsolidated joint ventures, its percentage ownership interests, its respective income and the Company's pro rata share of its ventures' third-party debt as of December 31, 2000 are presented below (in thousands):

                                                                                                                  PRO RATA
                                                                  ACCRUED                   JOINT                 SHARE OF
     UNCONSOLIDATED        OWNERSHIP     EQUITY        NOTE       INTEREST      TOTAL      VENTURE    INTEREST   THIRD-PARTY
      JOINT VENTURE            %       INVESTMENT   RECEIVABLE   RECEIVABLE   INVESTMENT    INCOME     INCOME       DEBT
-------------------------  ---------   ----------   ----------   ----------   ----------   --------   --------   -----------
Operating:
  Sunnyvale..............     44.7%      $12,772      $    --      $   --      $ 12,772     $1,163     $   --      $ 10,728
  CTC I..................     50.0%       32,440           --          --        32,440      1,053                   43,789
  CTC II.................     50.0%           --       24,874       6,222        31,096       (755)     5,371            --
  Milpitas...............     50.0%       24,289           --          --        24,289      2,941         --        40,641
  TN-CP..................     50.0%           --           --          --            --        397         --            --
  ACRE Simon.............     20.0%        5,099           --          --         5,099         42         --         6,009
Development:
  Sierra.................     50.0%        3,482           --          --         3,482        217         --           724
                                         -------      -------      ------      --------     ------     ------      --------
      Total..............                $78,082      $24,874      $6,222      $109,178     $5,058     $5,371      $101,891
                                         =======      =======      ======      ========     ======     ======      ========

    Effective September 29, 2000, iStar Sunnyvale Partners, LP entered into an interest rate cap agreement with Bear Stearns Financial Products, limiting the venture's exposure to interest rate movements on its $24.0 million LIBOR-based mortgage loan to an interest rate cap of 9.0% through November 9, 2003.

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

    Income generated from the above joint venture investments is included in Operating Lease Income in the Consolidated Statements of Operations.

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--DEBT OBLIGATIONS

    As of December 31, 2000 and 1999, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

                                                   CARRYING VALUE AS OF
                                    MAXIMUM     ---------------------------             STATED                   SCHEDULED
                                     AMOUNT     DECEMBER 31,   DECEMBER 31,            INTEREST                   MATURITY
                                   AVAILABLE        2000           1999                 RATES                       DATE
                                   ----------   ------------   ------------   --------------------------   ----------------------
SECURED REVOLVING CREDIT
  FACILITIES:
    Line of credit...............  $  700,000(1)  $  284,371    $  592,984    LIBOR + 1.75% - 2.25% (1)       March 2005 (1)
    Line of credit...............     500,000       307,978        169,952    LIBOR + 1.50% - 1.75% (2)       August 2002 (2)
UNSECURED REVOLVING CREDIT
  FACILITIES:
    Line of credit...............     350,000       173,450        186,700          LIBOR + 1.55%              May 2001 (3)
    Line of credit...............     100,000            --             --          LIBOR + 2.25%              January 2002
                                   ----------    ----------     ----------
    Total revolving credit         $1,650,000       765,799        949,636
      facilities.................
                                   ==========
SECURED TERM LOANS:
    Secured by real estate under operating          150,678        153,618              7.44%                   March 2009
      leases.................................
    Secured by senior and subordinate                    --        109,398          LIBOR + 1.00%             August 2000 (4)
      mortgage investments...................
    Secured by senior mortgage investment....            --         90,902          LIBOR + 1.00%             August 2000 (4)
    Secured by corporate lending                     60,000             --          LIBOR + 2.50%              June 2003 (5)
      investments............................
    Secured by real estate under operating           77,860         78,610          LIBOR + 1.38%                June 2001
      leases (6).............................
    Secured by real estate under operating           60,471         73,279       Fixed: 6.00%-11.38%                (7)
      leases.................................                                  Variable: LIBOR + 1.00%
    Secured by senior mortgage investment....            --         54,000        LIBOR+ 1.75% (8)             November 2000
                                                 ----------     ----------
    Total term loans.........................       349,009        559,807
    Debt premiums (discounts)................            51           (521)
                                                 ----------     ----------
    Total secured term loans.................       349,060        559,286
iStar Asset Receivables secured
  notes:
    Class A..................................       207,114             --          LIBOR + 0.30%             August 2003 (9)
    Class B..................................        94,055             --          LIBOR + 0.50%            October 2003 (9)
    Class C..................................       105,813             --          LIBOR + 1.00%            January 2004 (9)
    Class D..................................        52,906             --          LIBOR + 1.45%              June 2004 (9)
    Class E..................................       123,447             --          LIBOR + 2.75%            January 2005 (9)
    Class F..................................         5,000             --          LIBOR + 3.15%            January 2005 (9)
                                                 ----------     ----------
    Total iStar Asset Receivables secured           588,335             --
      notes..................................
UNSECURED NOTES (10):
    6.75% Dealer Remarketable Securities            125,000        125,000              6.75%                   March 2013
      (11)...................................
    7.30% Notes..............................       100,000        100,000              7.30%                    May 2001
    7.70% Notes..............................       100,000        100,000              7.70%                    July 2017
    7.95% Notes..............................        50,000         50,000              7.95%                    May 2006
                                                 ----------     ----------
    Total unsecured notes....................       375,000        375,000
    Less: debt discount (12).................       (18,490)       (21,481)
                                                 ----------     ----------
    Total unsecured notes....................       356,510        353,519
OTHER DEBT OBLIGATIONS.......................        72,263         38,763             Various                    Various
                                                 ----------     ----------
TOTAL DEBT OBLIGATIONS.......................    $2,131,967     $1,901,204
                                                 ==========     ==========

EXPLANATORY NOTES:
------------------------------
(1) On December 28, 2000, the Company expanded the facility to $700.0 million, increased the range of collateral eligible for inclusion in the facility, increased pricing to LIBOR +1.75% to 2.25%, and extended its final maturity to March 2005 (including an option to extend for an additional year).

(2) On February 4, 2000, the Company extended the term of its $500.0 million facility to August 2002 and increased pricing under the facility to LIBOR + 1.50% to 1.75%.

(3) Subsequent to year end, the Company extended the maturity of this credit facility to May 2002.

(4) On May 17, 2000, the Company repaid these secured term loan obligations.

(5) The Company has a one-year extension option in June 2003.

(6) The Company provides a guarantee for 25% of the principal balance outstanding.

(7) These mortgage loans mature at various dates through 2010.

(8) On November 30, 2000, the Company repaid this secured loan obligation.

(9) Principal payments on these bonds are a function of the principal repayments on loan assets which collateralize these obligations. The dates indicated above represent the expected date on which the final payment would occur for such class based on the assumptions that the loans which collateralize the obligations are not voluntarily prepaid, the loans are paid on their effective maturity dates and no extensions of the effective maturity dates of any of the loans are granted. The final maturity date for the underlying indenture on classes A, B, C, D, E and F is September 25, 2022.

(10) The notes are callable by the Company at any time for an amount equal to the total of principal outstanding, accrued interest and the applicable make-whole prepayment premium.

(11) Subject to mandatory tender on March 1, 2003, to either the dealer or the Leasing Subsidiary. The initial coupon of 6.75% applies to first five-year term through the mandatory tender date. If tendered to the dealer, the notes must be remarketed. The rates reset upon remarketing.

(12) These obligations were assumed as part of the TriNet Acquisition. As part of the accounting for the purchase, these fixed rate obligations were considered to have stated interest rates which were below the then prevailing market rates at which the Leasing Subsidiary could issue new debt obligations and, accordingly, the Company ascribed a market discount to each obligation. Such discounts will be amortized as an adjustment to interest expense using the effective interest method over the related term of the obligations. As adjusted, the effective annual interest rates on these obligations were 8.81%, 8.75%, 9.51% and 9.04%, for the 6.75% Dealer Remarketable Securities, 7.30% Notes, 7.70% Notes and 7.95% Notes, respectively.

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

    On January 31, 2000, the Company closed a new unsecured revolving credit facility. The facility is led by a major commercial bank, which committed
$50.0 million of the facility amount. On July 7, 2000, the Company increased the facility amount to $100.0 million through syndication. The new facility has a two-year primary term and a one-year extension, at the Company's option, and bears interest at LIBOR plus 2.25%.

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

    On May 17, 2000, the Company closed the inaugural offering under its proprietary matched funding program, iStar Asset Receivables ("STARS"), Series 2000-1. In the initial transaction, a wholly-owned subsidiary of the Company issued $896.5 million of investment grade bonds secured by the subsidiary's assets, which had an aggregate outstanding principal balance of approximately $1.2 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The Company initially purchased the class F bonds at a par value of $38.2 million, which the Company financed with a $27.8 million repurchase agreement maturing in May 2001, which has a balance of $24.2 million at December 31, 2000 and is included in other debt obligations in the preceding table. On July 17, 2000, the Company sold, at par, $5.0 million of the class F bonds to an institutional investor. For accounting purposes, these transactions were treated as secured financings.

    On June 20, 2000, the Company closed a $60.0 million term loan secured by a corporate lending investment it originated in the first quarter of 2000. The new loan replaced a $30.0 million interim facility, and effectively match funds the expected weighted average maturity of the underlying corporate loan asset. The loan has a three-year primary term and a one-year extension, at the Company's option, and bears interest at LIBOR plus 2.50%.

    On December 28, 2000, the Company expanded its existing $675.0 million secured warehouse facility to $700.0 million. The Company extended the original March 2001 maturity date to March 2005, including a one-year "term-out" extension option to the facility's maturity during which the interest rate spread will increase 25 basis points, no additional draws under the facility will be permitted, and the outstanding principal must amortize 25% per quarter. In connection with the extension, the Company and the facility lender also increased the range of collateral eligible for inclusion in the facility. Also in connection with the

                              ISTAR FINANCIAL INC.

NOTE 7--DEBT OBLIGATIONS (CONTINUED)
extension, the Company agreed to increase the facility's interest rate from LIBOR plus 1.50% to a revised rate of LIBOR plus 1.75% to 2.25%, depending upon certain conditions.

    See also Note 17--Subsequent Events for information on a new $700.0 million secured revolving credit facility entered into on January 11, 2001 and the extension of the Company's $350.0 million unsecured revolving credit facility.

    During the year ended December 31, 2000, the Company incurred an extraordinary loss of approximately $0.7 million as a result of the early retirement of certain secured debt obligations of its Leasing Subsidiary.

    Future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands):

2001(1).....................................................  $  280,917
2002(2).....................................................     496,420
2003........................................................     361,169
2004........................................................     158,719
2005(3).....................................................     416,557
Thereafter..................................................     436,624
                                                              ----------
Total principal maturities..................................   2,150,406
Net unamortized debt (discounts)/premiums...................     (18,439)
                                                              ----------
Total debt obligations......................................  $2,131,967
                                                              ==========

EXPLANATORY NOTES:

------------------------------

(1) Includes the 1994 mortgage loan balance of $36.3 million which had an original maturity date in 2004 and was repaid on March 1, 2001.

(2) Reflects the one-year extension on the $350.0 million unsecured revolving credit facility to mature in 2002.

(3) Assumes exercise of one-year extension option on secured revolving facility.

NOTE 8--SHAREHOLDERS' EQUITY

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

    On December 15, 1998, for an aggregate purchase price of $220.0 million, the Company issued 4.4 million shares of Series A Preferred Stock and warrants to acquire 6.1 million common shares of Common Stock, as adjusted for dilution, at $34.35 per share. The warrants are exercisable on or after

                              ISTAR FINANCIAL INC.

NOTE 8--SHAREHOLDERS' EQUITY (CONTINUED)
December 15, 1999 at a price of $34.35 per share and expire on December 15, 2005. The proceeds were allocated between the two securities issued based on estimated relative fair values.

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

    STOCK REPURCHASE PROGRAM: The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of December 31, 2000 and December 31, 1999, the Company had repurchased approximately 2.3 million shares at an aggregate cost of approximately $40.7 million and $40.4 million, respectively.

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

                              ISTAR FINANCIAL INC.

NOTE 9--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The Company has entered into LIBOR interest rate caps struck at 9.00%, 7.50% and 7.50% in notional amounts of $300.0 million, $40.4 million and $38.3 million, respectively, which expire in March 2001, January 2001 and June 2001, respectively. In addition, in connection with the TriNet Acquisition, the Company acquired LIBOR interest rate caps currently struck at 7.75%, 7.75% and 7.50% in notional amounts of $75.0 million, $35.0 million and $75.0 million, respectively, which expire in December 2004, December 2004 and August 2001, respectively. In connection with the closing of STARS, Series 2000-1 in May 2000, the Company entered into a LIBOR interest rate cap struck at 10.00% in the notional amount of $312.0 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Company's net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the significant terms of these arrangements are substantially the same, the effects of a revaluation of these two instruments are expected to substantially offset one another. At December 31, 2000 and 1999, the net fair value of the Company's interest rate caps were $0.4 million and $2.2 million, respectively.

    The Company has entered into LIBOR interest rate swaps struck at 5.714%, 7.055%, and 7.058% in notional amounts of $92.0 million, $125.0 million and $125.0 million, respectively, which expire in March 2001, June 2003 and June 2003, respectively. These swaps effectively fix the interest rate on a portion of the Company's floating-rate term loan obligations. In connection with the TriNet Acquisition, the Company acquired an interest rate swap which, together with certain existing interest rate cap agreements, effectively fix the interest rate on $75.0 million of the Leasing Subsidiary's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. Management expects that it will have aggregate LIBOR-based borrowings at the Leasing Subsidiary in excess of the notional amount for the duration of the swap. The actual borrowing cost to the Company with respect to indebtedness covered by the swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. In June 2000, an interest rate swap with a notional amount of approximately $112.0 million matured. At December 31, 2000 and 1999, the fair value (liability) of the Company's interest rate swaps were ($7.7) million and $3.4 million, respectively.

    During the year ended December 31, 1999, the Company settled an aggregate notional amount of approximately $63.0 million that was outstanding under certain hedging agreements which the Company had entered into in order to hedge the potential effects of interest rate movements on anticipated fixed-rate borrowings. The settlement of such agreements resulted in a receipt of approximately $0.6 million which had been deferred pending completion of the planned fixed-rate financing transaction. Subsequently, the transaction was modified and was actually consummated as a variable-rate financing transaction. As a result, the previously deferred receipt no longer qualified for hedge accounting treatment and the $0.6 million was recognized as a gain included in other income in the consolidated statement of operations for the year ended December 31, 2000 in connection with the closing of STARS, Series 2000-1.

    During the year ended December 31, 1999, the Company refinanced its $125.0 million term loan maturing March 15, 1999 with a $155.4 million term loan maturing March 5, 2009. The new term loan bears interest at 7.44% per annum, payable monthly, and amortizes over an approximately 22-year schedule. The new term loan represented forecasted transactions for which the Company had previously entered into U.S. Treasury-based hedging transactions. The net
$3.4 million cost of the settlement of such hedges has been deferred and is being amortized as an increase to the effective financing cost of the new term loan over its effective ten-year term.

    CREDIT RISK CONCENTRATIONS--Concentrations of credit risks arise when a number of borrowers or tenants related to the Company's investments are engaged in similar business activities, or activities in the

                              ISTAR FINANCIAL INC.

NOTE 9--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS (CONTINUED) same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors various segments of its portfolio to assess potential concentrations of credit risks. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

    Substantially all of the Company's real estate subject to operating leases (including those held by joint ventures) and loans and other lending investments, are collateralized by facilities located in the United States, with significant concentrations (i.e., greater than 10%) as of December 31, 2000 in California (23.7%) and Texas (14.7%). As of December 31, 2000, the Company's investments also contain significant concentrations in the following asset/collateral types: office (48.5%) and hotel/resorts (20.2%).

    The Company underwrites the credit of prospective borrowers and tenants and often requires them to provide some form of credit support such as corporate guarantees or letters of credit. Although the Company's loans and other lending investments and corporate tenant lease assets are geographically diverse and the borrowers and tenants operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or tenant, the inability of that borrower or tenant to make its payment could have an adverse effect on the Company. As of December 31, 2000, the Company's five largest borrowers or tenants collectively accounted for approximately 18.6% of the Company's aggregate annualized interest and operating lease revenue.

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

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and income tax purposes, as well as operating loss and tax credit carry forwards. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. Given the limited nature of the Company's operations and assets and liabilities from 1993 through 1997, the only deferred tax assets are net operating loss carry forwards ("NOL's") of approximately $4.0 million, which arose during such periods. Since the Company has elected to be treated as a REIT for its tax years beginning January 1, 1998, the NOL's will expire unutilized. Accordingly, no net deferred tax asset value, after consideration of a 100% valuation allowance, has been reflected in these financial statements as of December 31, 2000 and 1999, nor has any net tax provision for the fiscal years ended December 31, 2000, 1999 or 1998.

NOTE 11--STOCK OPTION PLANS AND EMPLOYEE BENEFITS

    The Company's 1996 Long-Term Incentive Plan (the "Plan") is designed to provide incentive compensation for officers, other key employees and directors of the Company. The Plan provides for awards of stock options and restricted stock and other performance awards. The maximum number of shares of Common Stock available for awards under the Plan is 9% of the outstanding shares of Common Stock, calculated on a fully diluted basis, from time to time; provided that the number of shares of

                              ISTAR FINANCIAL INC.

NOTE 11--STOCK OPTION PLANS AND EMPLOYEE BENEFITS (CONTINUED)
Common Stock reserved for grants of options designated as incentive stock options is 5.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan, other than automatic awards to non-employee directors, are at the discretion of the Board or a committee of the Board. At December 31, 2000, a total of approximately 7.7 million shares of Common Stock were available for awards under the Plan, of which options to purchase approximately 4.7 million shares of Common Stock were outstanding and approximately 56,000 shares of restricted stock were outstanding.

    Concurrently with the Recapitalization Transactions, the Company issued approximately 2.5 million (as adjusted) fully vested and immediately exercisable options to purchase class A shares at $14.72 per share (as adjusted) to the Advisor with a term of ten years. The Advisor granted a portion of these options to its employees and the remainder were allocated to an affiliate. Upon consummation of the Advisor Transaction, these individuals became employees of the Company. In general, the grants to these employees provided for scheduled vesting over a predefined service period of three to five years and, under certain conditions, provide for accelerated vesting. These options expire on March 15, 2008.

    In connection with the TriNet Acquisition, outstanding options to purchase TriNet stock under TriNet's stock option plans were converted into options to purchase shares of Common Stock on substantially the same terms, except that both the exercise price and number of shares issuable upon exercise of the TriNet options were adjusted to give effect to the merger exchange ratio of 1.15 shares of Common Stock for each share of TriNet common stock. In addition, options held by the former directors of TriNet and certain executive officers became fully vested as a result of the transaction. Such options were converted into options to purchase shares of Common Stock on substantially the same terms, as adjusted for the merger exchange ratio.

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

                              ISTAR FINANCIAL INC.

NOTE 11--STOCK OPTION PLANS AND EMPLOYEE BENEFITS (CONTINUED)
    Changes in options outstanding during each of fiscal 1998, 1999 and 2000 are as follows:

                                                              NUMBER OF SHARES
                                                    -------------------------------------   AVERAGE
                                                                NON-EMPLOYEE                 STRIKE
                                                    EMPLOYEES    DIRECTORS       OTHER       PRICE
                                                    ---------   ------------   ----------   --------
OPTIONS OUTSTANDING, DECEMBER 31, 1997............         --       1,333              --    $13.32
  Granted in 1998.................................         --       9,996       2,402,476    $   --
  Exercised in 1998...............................         --        (687)        (18,000)   $15.00
  Forfeited in 1998...............................         --        (646)             --    $15.00
                                                    ---------     -------      ----------
OPTIONS OUTSTANDING, DECEMBER 31, 1998............         --       9,996       2,384,476    $15.00
  Granted in 1999.................................         --       4,998              --    $57.50
  Exercised in 1999...............................         --          --         (68,233)   $15.00
  Forfeited in 1999...............................    (23,690)         --          (4,166)   $24.94
  Assumed in TriNet Acquisition...................  1,321,322     131,100              --    $25.62
  Reclassification for Advisor Transaction(1).....  1,447,083          --      (1,447,083)   $15.00
  Adjustment for dilution.........................     33,537         285          16,169    $14.72
                                                    ---------     -------      ----------
OPTIONS OUTSTANDING, DECEMBER 31, 1999............  2,778,252     146,379         881,163    $19.03
  Granted in 2000.................................  1,852,059      80,000          80,000    $17.34
  Exercised in 2000...............................   (412,734)         --              --    $15.67
  Forfeited in 2000...............................   (682,005)         --              --    $25.47
                                                    ---------     -------      ----------
OPTIONS OUTSTANDING, DECEMBER 31, 2000............  3,535,572     226,379         961,163    $18.97
                                                    =========     =======      ==========

EXPLANATORY NOTE:
------------------------
(1) Represents the reclassification of stock options originally granted to the Advisor and regranted to its employees who became employees of the Company upon consummation of the Advisor Transaction (see Note 4).

                              ISTAR FINANCIAL INC.

NOTE 11--STOCK OPTION PLANS AND EMPLOYEE BENEFITS (CONTINUED)
    The following table summarizes information concerning outstanding and exercisable options as of December 31, 2000:

                                OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                        ------------------------------------   ----------------------
                                       WEIGHTED
                                        AVERAGE     WEIGHTED                 WEIGHTED
                                       REMAINING    AVERAGE                  AVERAGE
                          OPTIONS     CONTRACTUAL   EXERCISE    CURRENTLY    EXERCISE
EXERCISE PRICE RANGE    OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
--------------------    -----------   -----------   --------   -----------   --------
$14.72 - $15.00          1,992,668        7.20       $14.73       947,168     $14.72
$16.69 - $16.88          1,212,109        8.09       $16.86        81,533     $16.88
$17.38 - $17.56            550,000        9.21       $17.39            --     $   --
$19.50 - $19.69              6,250        9.39       $19.54            --     $   --
$20.63 - $21.44            258,050        6.87       $21.01       100,050     $21.13
$22.44 - $22.45             54,500        3.82       $22.44        34,500     $22.45
$23.32 - $23.64            130,842        2.12       $23.46       101,351     $23.41
$24.13 - $24.57            173,650        3.63       $24.31       173,650     $24.31
$25.22 - $26.09             34,500        3.40       $25.74        34,500     $25.74
$26.30 - $26.85            108,100        2.95       $26.74       108,100     $26.74
$28.26 - $28.54             67,113        1.97       $28.37        60,842     $28.36
$30.33                     119,888        1.60       $30.33        99,769     $30.33
$33.15 - $33.70             10,350        1.97       $33.39         8,913     $33.43
$55.39                       5,094        8.42       $55.39         1,698     $55.39
                         ---------       -----       ------     ---------     ------
                         4,723,114        7.18       $17.65     1,752,074     $19.25
                         =========       =====       ======     =========     ======

EXPLANATORY NOTE:
------------------------------

(1) Includes approximately 764,000 options which were granted, on a fully exercisable basis, in connection with the Recapitalization Transactions to Starwood Capital Group, and were subsequently regranted by that entity to its employees subject to vesting requirements. As a result of those vesting requirements, less than 2,000 of these options are currently exercisable by the beneficial owners. In the event that these employees forfeit such options, they revert to Starwood Capital Group, who may regrant them at its discretion.

    The Company has elected to use the intrinsic method for accounting for options issued to employees or directors, as allowed under Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123") and, accordingly, recognizes no compensation charge in connection with these options to the extent that the options exercise price equals or exceeds the quoted price of the Company's common shares at the date of grant or measurement date. In connection with the Advisor Transaction, as part of the computation of the one-time charge to earnings, the Company calculated a deferred compensation charge of approximately $5.1 million. This deferred charge represents the difference of the closing sales price of the shares of Common Stock on the date of the Advisor Transaction of $20.25 over the strike price of the options of $14.72 per share (as adjusted) for the unvested portion of the options granted to former employees of the Advisor who are now employees of the Company. This deferred charge will be amortized over the related remaining vesting terms to the individual employees as additional compensation expense.

    In connection with the original grant of options in March 1998 to the Advisor, the Company utilized the option value method as required by SFAS
No. 123. An independent financial advisory firm estimated the value of these options at date of grant to be approximately $2.40 per share using a Black-Scholes valuation model. In the absence of comparable historical market information for the Company, the

                              ISTAR FINANCIAL INC.

NOTE 11--STOCK OPTION PLANS AND EMPLOYEE BENEFITS (CONTINUED) advisory firm utilized assumptions consistent with activity of a comparable peer group of companies, including an estimated option life of five years, a 27.5% volatility rate and an estimated annual dividend rate of 8.5%. The resulting charge to earnings was calculated as the number of options allocated to the Advisor multiplied by the estimated value at consummation. A charge of approximately $6.0 million was reflected in the Company's first quarter 1998 financial results for this original grant.

    Had the Company's compensation costs been determined using the fair value method of accounting for stock options issued under the Plan to employees and directors prescribed by SFAS No. 123, the Company's net income and earnings per share for the fiscal years ended December 31, 2000 and 1999 would have been reduced on a pro forma basis by approximately $275,000 and $141,000, respectively. This would not have significantly impacted earnings per share. As the Company had no employees prior to the consummation of the Advisor Transaction, no pro forma adjustment is necessary to reflect in the results of operations for fiscal 1998 as if the option value were utilized.

    For the above SFAS No. 123 calculation, the Company utilized the following assumptions: a 26.8% volatility rate (historical volatility for the Company's Common Stock at December 31, 2000), a risk free rate of 5.3% and an estimated annual dividend rate of 13.5%.

    Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

    During the year ended December 31, 2000, the Company granted 76,585 restricted stock units ("RSU's") to new employees. The RSU's vest over a three-year period, with the exception of 12,500 RSU's, which were immediately vested on the date of grant. The RSU's are valued at the date of grant and are reflected as compensation expense over the vesting period.

    On July 28, 2000, the Company granted to its employees profits interests in a wholly-owned subsidiary of the Company called iStar Venture Direct Holdings, LLC. iStar Venture Direct Holdings, LLC has invested $2.4 million in the aggregate in the preferred stock of three real estate-related technology companies. The profits interests have a three-year vesting schedules, and are subject to forfeiture in the event of termination of employment for cause or a voluntary resignation.

    Effective November 4, 1999, the Company implemented a savings and retirement plan (the "401 (k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401 (k) Plan following completion of six months of continuous service with the Company. Each participant may contribute on a pretax basis between 2% and 15% of such participant's compensation. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf up to 50% of the first 10% of the participant's annual contribution. The Company made contributions of approximately $320,000 to the 401 (k) Plan for the year ended December 31, 2000.

NOTE 12--EARNINGS PER SHARE

    Prior to November 4, 1999, Basic EPS was computed based on the income allocable to class A shares (net income reduced by accrued dividends on preferred shares and by 1% allocated to class B shares), divided by the weighted average number of class A shares outstanding during the period. Diluted EPS was based on the net earnings allocable to class A shares plus dividends on class B shares which were convertible into class A shares, divided by the weighted average number of class A shares and dilutive potential class A shares that were outstanding during the period. Dilutive potential class A shares included the class B shares, which were convertible into class A shares at a rate of 49 class B shares for one class A

                              ISTAR FINANCIAL INC.

NOTE 12--EARNINGS PER SHARE (CONTINUED)
share, and potentially dilutive options to purchase class A shares issued to the Advisor and the Company's directors and warrants to acquire class A shares.

    As more fully described in Note 4, in the Incorporation Merger, the class A shares and class B shares were converted into shares of Common Stock and, as a result, the Company no longer has multiple classes of common shares. Basic and diluted earnings per share are based upon the following weighted average shares outstanding during during the years ended December 31, 2000, 1999 and 1998, respectively:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Weighted average common shares outstanding for basic
  earnings per common share.................................   85,441     57,749     41,607
Add effect of assumed shares issued under treasury stock
  method for stock options and restricted stock units.......      710      1,500      1,311
Add effects of conversion of class B shares (49-for-one)....       --        450        445
Add effects of assumed warrants exercised under treasury
  stock method for stock options............................       --        694         97
                                                               ------     ------     ------
Weighted average common shares outstanding for diluted
  earnings per common share.................................   86,151     60,393     43,460
                                                               ======     ======     ======

    As previously indicated, effective June 19, 1998, the Company consummated a one-for-six reverse stock split for its shares. Historical earnings per share have been retroactively restated to reflect the reverse split for comparative purposes.

NOTE 13--COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective January 1, 1998. Total comprehensive income was $217.8 million, $38.7 million and $59.9 million for the years ended December 31, 2000, 1999 and 1998 respectively. The primary component of comprehensive income other than net income was the change in value of certain investments in marketable securities classified as available-for-sale. Upon adoption of SFAS 133/SFAS 137 effective January 1, 2001 (see Note 3), other comprehensive income will also be affected by the mark-to-market on the effective portion of hedge instruments.

NOTE 14--DIVIDENDS

    In order to maintain its election to qualify as a REIT, the Company must distribute, at a minimum, an amount equal to 95% of its taxable income and must distribute 100% of its taxable income to avoid paying corporate federal income taxes. The distribution rate was modified to 90% by the REIT Modernization

                              ISTAR FINANCIAL INC.

NOTE 14--DIVIDENDS (CONTINUED)
Act beginning in fiscal 2001. Accordingly, the Company anticipates it will distribute all of its taxable income to its shareholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses, in certain circumstances, the Company may be required to borrow to make sufficient dividend payments to meet this anticipated dividend threshold.

    On November 4, 1999, the class A shares were converted into shares of Common Stock on a one-for-one basis. Total dividends declared by the Company aggregated $116.1 million, or $1.86 per common share, for the year ended December 31, 1999. For the year ended December 31, 2000, total dividends declared by the Company aggregated $205.5 million, or $2.40 per common share. The Company also declared dividends aggregating $20.9 million, $4.7 million, $3.0 million and $8.0 million, respectively, on its Series A, B, C and D preferred stock, respectively, for the year ended December 31, 2000.

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

    Holders of shares of the Series B preferred stock are entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 9.375% per annum of the $25.00 liquidation preference, equivalent to a fixed annual rate of $2.34 per share. Dividends are cumulative from the date of original issue and are payable quarterly in arrears on or before the 15th day of each March, June, September and December or, if not a business day, the next succeeding business day. Any dividend payable on the Series B preferred stock for any partial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable to holders of record as of the close of business on the first day of the calendar month in which the applicable dividend payment date falls or on another date designated by the Board of Directors of the Company for the payment of dividends that is not more than 30 nor less than ten days prior to the dividend payment date.

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

                              ISTAR FINANCIAL INC.

NOTE 15--FAIR VALUES OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires the disclosure of the estimated fair values of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. Because no quoted market prices exist for a significant part of the Company's financial instruments, the fair values of such instruments have been derived based on management's assumptions, the amount and timing of future cash flows and estimated discount rates. The estimation methods for individual classifications of financial instruments are described more fully below. Different assumptions could significantly affect these estimates. Accordingly, the net realizable values could be materially different from the estimates presented below. The provisions of SFAS No. 107 do not require the disclosure of the fair value of non-financial instruments, including intangible assets or the Company's real estate assets under operating leases.

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

    DEBT OBLIGATIONS--A substantial portion of the Company's existing debt obligations bear interest at fixed margins over LIBOR. Such margins may be higher or lower than those at which the Company could currently replace the related financing arrangements. Other obligations of the Company bear interest at fixed rates, which may differ from prevailing market interest rates. As a result, the fair values of the Company's debt obligations were estimated by discounting current debt balances from December 31, 2000 or 1999 to maturity using estimated current market rates at which the Company could enter into similar financing arrangements.

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

                              ISTAR FINANCIAL INC.

NOTE 15--FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
    The book and fair values of financial instruments as of December 31, 2000 and 1999 were (in thousands):

                                         2000                      1999
                                -----------------------   -----------------------
                                   BOOK         FAIR         BOOK         FAIR
                                  VALUE        VALUE        VALUE        VALUE
                                ----------   ----------   ----------   ----------
FINANCIAL ASSETS:
  Loans and other lending
    investments...............  $2,239,183   $2,333,112   $2,011,006   $2,031,065
  Marketable securities.......          41           41        4,344        4,344
  Allowance for credit
    losses....................     (14,000)     (14,000)      (7,500)      (7,500)
FINANCIAL LIABILITIES:
  Debt obligations............   2,131,967    2,135,574    1,901,204    1,885,797
  Interest rate protection
    agreements................       2,495       (7,261)       3,139        5,556

NOTE 16--SEGMENT REPORTING

    Statement of Financial Accounting Standard No. 131 ("SFAS No. 131") establishes standards for the way the public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders.

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

                              ISTAR FINANCIAL INC.

NOTE 16--SEGMENT REPORTING (CONTINUED)
    The Company evaluates performance based on the following financial measures for each segment:

                                                                CORPORATE
                                                 REAL ESTATE     TENANT      CORPORATE/    COMPANY
                                                   LENDING     LEASING (1)   OTHER (2)      TOTAL
                                                 -----------   -----------   ----------   ----------
                                                                    (IN THOUSANDS)
2000:
Total revenues(3):                               $  279,680    $  191,821    $     321    $  471,822
Total operating and interest expense(4):            115,906       111,808       28,570       256,284
Net operating income before minority
  interests(5):                                     163,774        80,013      (28,249)      215,538
Total long-lived assets(6):                       2,225,183     1,670,169          N/A     3,895,352
Total assets:                                     2,225,183     1,670,169      139,423     4,034,775

1999:
Total revenues(3):                                  209,848        42,186       12,763       264,797
Total operating and interest expense(4):             70,778        36,749      118,343       225,870
Net operating income before minority
  interests(5):                                     139,070         5,437     (105,580)       38,927
Total long-lived assets(6):                       2,003,506     1,714,284          N/A     3,717,790
Total assets:                                     2,003,506     1,714,284       95,762     3,813,552

1998:
Total revenues(3):                                  112,914        12,378        2,804       128,096
Total operating and interest expense(4):             36,998        12,554       18,587        68,139
Net operating income before minority
  interests(5):                                      75,916          (176)     (15,783)       59,957
Total long-lived assets(6):                       1,823,761       189,942          N/A     2,013,703
Total assets:                                     1,823,761       189,942       45,913     2,059,616

EXPLANATORY NOTES:
------------------------------

(1) Includes the Company's pre-existing Corporate Tenant Leasing investments since March 18, 1998 and the Corporate Tenant Leasing business acquired in the TriNet Acquisition since November 4, 1999.

(2) Corporate and Other represents all corporate-level items, including general and administrative expenses and any intercompany eliminations necessary to reconcile to the consolidated Company totals. This caption also includes the Company's servicing business, which is not considered a material separate segment. In addition, as more fully discussed in Note 4, Corporate and Other for the year ended December 31, 1999 includes a non-recurring charge, non-cash of approximately $94.5 million relating to the Advisor Transaction.

(3) Total revenues represents all revenues earned during the period from the assets in each segment. Revenue from the Real Estate Lending business primarily represents interest income and revenue from the Corporate Tenant Leasing business primarily represents operating lease income.

(4) Total operating and interest expense represents provision for possible credit losses for the Real Estate Lending business and operating costs on corporate tenant lease assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. General and administrative expense, advisory fees (prior to November 4, 1999) and stock option compensation expense is included in Corporate and Other for all periods. Depreciation and amortization of $34,514, $10,340 and $4,287 in 2000, 1999 and 1998, respectively, are included in the amounts presented above.

(5) Net operating income before minority interests represents net operating income before minority interest, gain on sale of corporate tenant lease assets and extraordinary loss as defined in note (3) above, less total operating and interest expense, as defined in note (4) above.

(6) Total long-lived assets is comprised of Loans and Other Lending Investments, net and Real Estate Subject to Operating Leases, net, for each respective segment.

                              ISTAR FINANCIAL INC.

NOTE 17--SUBSEQUENT EVENTS

   On January 11, 2001 the Company closed a new $700.0 million secured revolving credit facility which is led by a major commercial bank. The new facility has a three-year primary term and one-year "term-out" extension option, and bears interest at LIBOR plus 1.40% to 2.15%, depending upon the collateral contributed to the borrowing base. The new facility accepts a broad range of structured finance assets and has a final maturity of January 2005. In addition, subsequent to year end, the Company extended the maturity of its $350.0 million unsecured revolving credit facility to May 2002.

NOTE 18--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table sets forth the selected quarterly financial data for the Company (in thousands, except per share amounts).

                                                                     QUARTER ENDED
                                                  ---------------------------------------------------
                                                  DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                  ------------   -------------   --------   ---------
2000:
Revenue.........................................    $122,337       $120,683      $117,914   $110,888
Net income......................................      56,177         55,591        53,829     51,989
Net income allocable to common shares...........      46,950         46,364        44,602     42,762
Net income per common share.....................    $   0.55       $   0.54      $   0.52   $   0.50
Weighted average common shares
  outstanding--basic............................      85,731         85,662        85,281     85,087

1999:
Revenue.........................................    $ 89,483       $ 60,635      $ 59,255   $ 55,424
Net income (loss)(1)............................     (50,485)        31,271        29,883     28,217
Net income (loss) allocable to common
  shares(2).....................................     (58,405)        25,963        24,575     22,909
Net income (loss) per common shares.............    $  (0.80)      $   0.49      $   0.46   $   0.43
Weighted average common shares
  outstanding--basic............................      73,427         52,471        52,471     52,447

EXPLANATORY NOTES:
------------------------------

(1) As more fully discussed in Note 4, the quarter ended December 31, 1999 includes a non-recurring, non cash charge of approximately $94.5 million relating to the Advisor Transaction. Excluding such charge, net income for the quarter would have been approximately $44.0 million and net income per common share for the quarter would have been $0.49.

(2) On November 4, 1999, through the Incorporation Merger, the class B shares were effectively converted into shares of Common Stock on a 49-for-one basis and the class A shares were converted into shares of Common Stock on a one-for-one basis.

                              ISTAR FINANCIAL INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                         -----------------------
                                            BALANCE AT   CHARGED TO   CHARGES TO                BALANCE AT
                                            BEGINNING    COSTS AND      OTHER                      END
DESCRIPTION                                 OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
-----------                                 ----------   ----------   ----------   ----------   ----------
FOR THE YEAR ENDED DECEMBER 31, 1998
  Provision for possible credit losses
    (1)...................................    $   --       $2,750       $   --       $   --       $ 2,750
FOR THE YEAR ENDED DECEMBER 31, 1999
  Provision for possible credit losses
    (1)...................................    $2,750       $4,750       $   --       $   --       $ 7,500
FOR THE YEAR ENDED DECEMBER 31, 2000
  Provision for possible credit losses
    (1)...................................    $7,500       $6,500       $   --       $   --       $14,000

EXPLANATORY NOTE:
------------------------------

(1) See Note 5 to the Company's 2000 Consolidated Financial Statements.

                              ISTAR FINANCIAL INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                        INITIAL COST             COSTS         GROSS AMOUNT AT CLOSE OF PERIOD
                                                   -----------------------    CAPITALIZED    ------------------------------------
                                                              BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                         ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS     TOTAL
-----------                         ------------   --------   ------------   -------------   --------   ------------   ----------

UNISYS CENTRAL TRAINING CENTER
  1 2611 Corporate West Drive
    Lisle, IL                         $  5,805     $  6,153    $   14,993        $   --      $  6,153    $  14,993     $   21,146

REX STORES CORPORATION
  2 2875 Needmore Road
    Dayton, OH                           1,890          873         4,614            --           873        4,614          5,487

THE STANDARD REGISTER COMPANY
  3 4000 South Racine Avenue
    Chicago, IL                             --          409         2,893            --           409        2,893          3,302

RALPHS GROCERY COMPANY
  4 2652 East Long Beach Avenue
    Los Angeles, CA                         --        9,334        12,501            --         9,334       12,501         21,835

UNIVERSAL TECHNICAL INSTITUTE
  5-6 3002 North 27th Avenue
    Phoenix, AZ                             --        1,000         1,997            --         1,000        1,997          2,997

CATERAIR INTERNATIONAL CORPORATION
  7 50 Adrian Court
    Burlingame, CA                          --        1,219         3,470            --         1,219        3,470          4,689

  8 370 Adrian Road
    Millbrae, CA                            --          741         2,107            --           741        2,107          2,848

  9 3500 N.W. 24th Street
    Miami, FL                               --        3,048         8,676            --         3,048        8,676         11,724

  10 3630 N.W. 25th Street
    Miami, FL                               --        1,612         4,586            --         1,612        4,586          6,198

  11 4101 N.W. 25th Street
    Miami, FL                               --        1,393         3,967            --         1,393        3,967          5,360

  12 221 West 79th Street
    Bloomington, MN                         --          403         1,147            --           403        1,147          1,550


                                                              DEPRECIABLE
                                    ACCUMULATED      DATE        LIFE
DESCRIPTION                         DEPRECIATION   ACQUIRED     (YEARS)
-----------                         ------------   --------   -----------
UNISYS CENTRAL TRAINING CENTER
  1 2611 Corporate West Drive
    Lisle, IL                         $   (437)      1999         40.0
REX STORES CORPORATION
  2 2875 Needmore Road
    Dayton, OH                            (135)      1999         40.0
THE STANDARD REGISTER COMPANY
  3 4000 South Racine Avenue
    Chicago, IL                            (84)      1999         40.0
RALPHS GROCERY COMPANY
  4 2652 East Long Beach Avenue
    Los Angeles, CA                       (365)      1999         40.0
UNIVERSAL TECHNICAL INSTITUTE
  5-6 3002 North 27th Avenue
    Phoenix, AZ                            (58)      1999         40.0
CATERAIR INTERNATIONAL CORPORATION
  7 50 Adrian Court
    Burlingame, CA                        (101)      1999         40.0
  8 370 Adrian Road
    Millbrae, CA                           (61)      1999         40.0
  9 3500 N.W. 24th Street
    Miami, FL                             (253)      1999         40.0
  10 3630 N.W. 25th Street
    Miami, FL                             (134)      1999         40.0
  11 4101 N.W. 25th Street
    Miami, FL                             (116)      1999         40.0
  12 221 West 79th Street
    Bloomington, MN                        (33)      1999         40.0

                              ISTAR FINANCIAL INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                        INITIAL COST             COSTS         GROSS AMOUNT AT CLOSE OF PERIOD
                                                   -----------------------    CAPITALIZED    ------------------------------------
                                                              BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                         ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS     TOTAL
-----------                         ------------   --------   ------------   -------------   --------   ------------   ----------

  13 1085 Bible Way
    Reno, NV                                --          248           707            --           248          707            955

  14 18850 28th Avenue, South
    Seattle, WA                             --          828         2,355            --           828        2,355          3,183

  15 2800 Collingswood Drive
    Orlando, FL                             --        1,476         4,198            --         1,476        4,198          5,674

  16 45-10 19th Avenue
    Astoria, NY                             --        1,796         5,109            --         1,796        5,109          6,905

  17 24-20 49th Street
    Astoria, NY                             --          897         2,555            --           897        2,555          3,452

  18 8401 Escort Street
    Philadelphia, PA                        --          619         1,765            --           619        1,765          2,384

SEARS LOGISTICS SERVICES
  19 4150 Lockbourne Industrial
    Parkway
    Columbus, OH                         2,390          375         7,191            --           375        7,191          7,566

NORTHERN STATES POWER COMPANY
  20 3115 Centre Point Drive
    Roseville, MN                        1,205        1,113         4,452            --         1,113        4,452          5,565

PNC MORTGAGE CORPORATION OF
  AMERICA, INC.
  21 440 North Fairway Drive
    Vernon Hills, IL                        --        1,400        12,597            --         1,400       12,597         13,997

VOLKSWAGEN OF AMERICA, INC.
  22 450 Barclay Boulevard
    Lincolnshire, IL                     2,896        3,192         7,508            --         3,192        7,508         10,700

  23 500 South Seventh Avenue
    City of Industry, CA                 2,258        5,002        11,766            --         5,002       11,766         16,768

  24 11650 Central Parkway
    Jacksonville, FL                     1,621        2,310         5,435            --         2,310        5,435          7,745


                                                              DEPRECIABLE
                                    ACCUMULATED      DATE        LIFE
DESCRIPTION                         DEPRECIATION   ACQUIRED     (YEARS)
-----------                         ------------   --------   -----------
  13 1085 Bible Way
    Reno, NV                               (21)      1999         40.0
  14 18850 28th Avenue, South
    Seattle, WA                            (69)      1999         40.0
  15 2800 Collingswood Drive
    Orlando, FL                           (122)      1999         40.0
  16 45-10 19th Avenue
    Astoria, NY                           (149)      1999         40.0
  17 24-20 49th Street
    Astoria, NY                            (75)      1999         40.0
  18 8401 Escort Street
    Philadelphia, PA                       (51)      1999         40.0
SEARS LOGISTICS SERVICES
  19 4150 Lockbourne Industrial
    Parkway
    Columbus, OH                          (210)      1999         40.0
NORTHERN STATES POWER COMPANY
  20 3115 Centre Point Drive
    Roseville, MN                         (130)      1999         40.0
PNC MORTGAGE CORPORATION OF
  AMERICA, INC.
  21 440 North Fairway Drive
    Vernon Hills, IL                      (367)      1999         40.0
VOLKSWAGEN OF AMERICA, INC.
  22 450 Barclay Boulevard
    Lincolnshire, IL                      (219)      1999         40.0
  23 500 South Seventh Avenue
    City of Industry, CA                  (343)      1999         40.0
  24 11650 Central Parkway
    Jacksonville, FL                      (159)      1999         40.0

                              ISTAR FINANCIAL INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                        INITIAL COST             COSTS         GROSS AMOUNT AT CLOSE OF PERIOD
                                                   -----------------------    CAPITALIZED    ------------------------------------
                                                              BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                         ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS     TOTAL
-----------                         ------------   --------   ------------   -------------   --------   ------------   ----------

LAND O LAKES
  25 1275 Red Fox Road
    Arden Hills, MN                      1,557          719         6,541            --           719        6,541          7,260

MICROSOFT CORPORATION
  26 1321 Greenway
    Irving, TX                           1,248        1,804         5,815           131         1,804        5,946          7,750

UNIVERSAL CARD SERVICES
  27 7595 Oak Grove Plaza
    Jacksonville, FL                     2,040        1,384         3,911            --         1,384        3,911          5,295

VACANT
  28 7585 Oak Grove Plaza
    Jacksonville, FL                     1,055          877         2,237            39           877        2,276          3,153

UNISON INDUSTRIES, L.P.
  29 7575 Oak Grove Plaza
    Jacksonville, FL                     3,465        2,366         6,072            --         2,366        6,072          8,438

NIKE DISTRIBUTION WAREHOUSE
  30 8400 Winchester Road
    Memphis, TN                          5,316        1,486        23,279            --         1,486       23,279         24,765

CIRRUS LOGIC, INC.
  31 46702 Bayside Parkway
    Fremont, CA                          1,046          654         4,591            --           654        4,591          5,245

  32 46831 Lakeview Blvd.
    Fremont, CA                             --        1,086         7,964            --         1,086        7,964          9,050

UNIFIED WESTERN GROCERS
  33 5200 Sheila Street
    Commerce, CA                         2,504        3,454        12,915            --         3,454       12,915         16,369

FIRST HEALTH STRATEGIES, INC.
  34-37 Decker Lake Lane Center
    Salt Lake City, UT                      --        1,179        12,861            --         1,179       12,861         14,040


                                                              DEPRECIABLE
                                    ACCUMULATED      DATE        LIFE
DESCRIPTION                         DEPRECIATION   ACQUIRED     (YEARS)
-----------                         ------------   --------   -----------
LAND O LAKES
  25 1275 Red Fox Road
    Arden Hills, MN                       (191)      1999         40.0
MICROSOFT CORPORATION
  26 1321 Greenway
    Irving, TX                            (171)      1999         40.0
UNIVERSAL CARD SERVICES
  27 7595 Oak Grove Plaza
    Jacksonville, FL                      (113)      1999         40.0
VACANT
  28 7585 Oak Grove Plaza
    Jacksonville, FL                       (66)      1999         40.0
UNISON INDUSTRIES, L.P.
  29 7575 Oak Grove Plaza
    Jacksonville, FL                      (177)      1999         40.0
NIKE DISTRIBUTION WAREHOUSE
  30 8400 Winchester Road
    Memphis, TN                           (679)      1999         40.0
CIRRUS LOGIC, INC.
  31 46702 Bayside Parkway
    Fremont, CA                           (134)      1999         40.0
  32 46831 Lakeview Blvd.
    Fremont, CA                           (232)      1999         40.0
UNIFIED WESTERN GROCERS
  33 5200 Sheila Street
    Commerce, CA                          (377)      1999         40.0
FIRST HEALTH STRATEGIES, INC.
  34-37 Decker Lake Lane Center
    Salt Lake City, UT                    (375)      1999         40.0

                              ISTAR FINANCIAL INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                        INITIAL COST             COSTS         GROSS AMOUNT AT CLOSE OF PERIOD
                                                   -----------------------    CAPITALIZED    ------------------------------------
                                                              BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                         ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS     TOTAL
-----------                         ------------   --------   ------------   -------------   --------   ------------   ----------

TRW SPACE AND ELECTRONICS GROUP
  38 3701 Doolittle Drive
    Redondo Beach, CA                       --        2,598         9,212            --         2,598        9,212         11,810

DUNHAM'S ATHLEISURE CORPORATION
  39 2201 E. Loew Road
    Marion, IN                              --          131         4,254            --           131        4,254          4,385

ACOSTA SALES & MARKETING CO.
  40 6300 Dumbarton Circle
    Fremont, CA                             --          880         4,846            --           880        4,846          5,726

INTERNATIONAL FOOD SOLUTION
  41 5015 South Water Circle
    Wichita, KS                             --          213         3,189            --           213        3,189          3,402

TECH DATA CORPORATION
  42 3900 William Richardson Drive
    South Bend, IN                          --          140         4,640            --           140        4,640          4,780

PRIMERICA LIFE INSURANCE COMPANY
  43-44 3120 Breckinridge
    Boulevard
    Duluth, GA                              --        1,655        14,484            38         1,655       14,522         16,177

LUCENT TECHNOLOGIES
  45 Capstone Building
    Aurora, CO                              --          453         3,060            49           453        3,109          3,562

KOCH MEMBRANE SYSTEMS
  46 10054 Old Grove Road
    San Diego, CA                           --        1,530         3,060            --         1,530        3,060          4,590

NISSAN MOTOR ACCEPTANCE
  CORPORATION
  47 2901 Kinwest Parkway
    Irving, TX                              --        1,363        10,628            --         1,363       10,628         11,991

LEVER BROTHERS COMPANY
  48 3501 E. Terra Drive
    O'Fallon, MO                            --        1,388        12,700            --         1,388       12,700         14,088


                                                              DEPRECIABLE
                                    ACCUMULATED      DATE        LIFE
DESCRIPTION                         DEPRECIATION   ACQUIRED     (YEARS)
-----------                         ------------   --------   -----------
TRW SPACE AND ELECTRONICS GROUP
  38 3701 Doolittle Drive
    Redondo Beach, CA                     (269)      1999         40.0
DUNHAM'S ATHLEISURE CORPORATION
  39 2201 E. Loew Road
    Marion, IN                            (124)      1999         40.0
ACOSTA SALES & MARKETING CO.
  40 6300 Dumbarton Circle
    Fremont, CA                           (141)      1999         40.0
INTERNATIONAL FOOD SOLUTION
  41 5015 South Water Circle
    Wichita, KS                            (93)      1999         40.0
TECH DATA CORPORATION
  42 3900 William Richardson Drive
    South Bend, IN                        (135)      1999         40.0
PRIMERICA LIFE INSURANCE COMPANY
  43-44 3120 Breckinridge
    Boulevard
    Duluth, GA                            (424)      1999         40.0
LUCENT TECHNOLOGIES
  45 Capstone Building
    Aurora, CO                             (91)      1999         40.0
KOCH MEMBRANE SYSTEMS
  46 10054 Old Grove Road
    San Diego, CA                          (89)      1999         40.0
NISSAN MOTOR ACCEPTANCE
  CORPORATION
  47 2901 Kinwest Parkway
    Irving, TX                            (310)      1999         40.0
LEVER BROTHERS COMPANY
  48 3501 E. Terra Drive
    O'Fallon, MO                          (370)      1999         40.0

                              ISTAR FINANCIAL INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                        INITIAL COST             COSTS         GROSS AMOUNT AT CLOSE OF PERIOD
                                                   -----------------------    CAPITALIZED    ------------------------------------
                                                              BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                         ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS     TOTAL
-----------                         ------------   --------   ------------   -------------   --------   ------------   ----------

FEDERAL EXPRESS CORPORATION
  49-51 NonConnah Corporate Center
    Memphis, TN                             --        2,702        25,129            --         2,702       25,129         27,831

VACANT
  52 500 Airline Drive
    Coppell, TX                             --        1,664        12,471            33         1,664       12,504         14,168

FRESENIUS USA, INC.
  53 2637 Shadelands Drive
    Walnut Creek, CA                        --          808         8,306            --           808        8,306          9,114

TERADYNE, INC.
  54 2625 Shadelands Drive
    Walnut Creek, CA                        --          571         5,874            --           571        5,874          6,445

LAM RESEARCH CORPORATION
  55 1210 California Circle
    Milpitas, CA                            --        4,095         8,323            --         4,095        8,323         12,418

BLUE CROSS & BLUE SHIELD UNITED OF
  WISCONSIN
  56 401 West Michigan Street
    Milwaukee, WI                           --        1,875        13,914            --         1,875       13,914         15,789

NORTHERN TELECOM INC.
  57 2021 Lakeside Boulevard
    Richardson, TX                          --        1,230         5,660             8         1,230        5,668          6,898

adidas AMERICA, INC.
  58 5675 North Blackstock Road
    Spartanburg, SC                         --          943        16,836            --           943       16,836         17,779

GLOBAL CROSSING
  59 12110 North Pecos Street
    Westminster, CO                         --          307         3,524            --           307        3,524          3,831

RATIONAL SOFTWARE
  60 18880 Homestead Road
    Cupertino, CA                           --        7,994        19,037            --         7,994       19,037         27,031


                                                              DEPRECIABLE
                                    ACCUMULATED      DATE        LIFE
DESCRIPTION                         DEPRECIATION   ACQUIRED     (YEARS)
-----------                         ------------   --------   -----------
FEDERAL EXPRESS CORPORATION
  49-51 NonConnah Corporate Center
    Memphis, TN                           (733)      1999         40.0
VACANT
  52 500 Airline Drive
    Coppell, TX                           (364)      1999         40.0
FRESENIUS USA, INC.
  53 2637 Shadelands Drive
    Walnut Creek, CA                      (242)      1999         40.0
TERADYNE, INC.
  54 2625 Shadelands Drive
    Walnut Creek, CA                      (171)      1999         40.0
LAM RESEARCH CORPORATION
  55 1210 California Circle
    Milpitas, CA                          (243)      1999         40.0
BLUE CROSS & BLUE SHIELD UNITED OF
  WISCONSIN
  56 401 West Michigan Street
    Milwaukee, WI                         (406)      1999         40.0
NORTHERN TELECOM INC.
  57 2021 Lakeside Boulevard
    Richardson, TX                        (165)      1999         40.0
adidas AMERICA, INC.
  58 5675 North Blackstock Road
    Spartanburg, SC                       (491)      1999         40.0
GLOBAL CROSSING
  59 12110 North Pecos Street
    Westminster, CO                       (103)      1999         40.0
RATIONAL SOFTWARE
  60 18880 Homestead Road
    Cupertino, CA                         (555)      1999         40.0

                              ISTAR FINANCIAL INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                        INITIAL COST             COSTS         GROSS AMOUNT AT CLOSE OF PERIOD
                                                   -----------------------    CAPITALIZED    ------------------------------------
                                                              BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                         ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS     TOTAL
-----------                         ------------   --------   ------------   -------------   --------   ------------   ----------

GALILEO INTERNATIONAL PARTNERSHIP
  61 6901 S. Havana Street
    Englewood, CO                           --        2,967        15,008            --         2,967       15,008         17,975

AVAYA INC.
  62 6162 S. Willow Drive
    Englewood, CO                           --        1,757        16,930             5         1,757       16,935         18,692

INTERNATIONAL BUSINESS MACHINES
  CORP.
  63 13800 Diplomat Drive
    Farmers Branch, TX                      --        1,314         8,903            --         1,314        8,903         10,217

RIVEREDGE SUMMIT
  64 1500-1600 RiverEdge Parkway
    Atlanta, GA                             --        5,709        49,091         3,657         5,709       52,748         58,457

NORTHERN TELECOM INC.
  65 Cardinal Commerce Center
    Richardson, TX                          --          858         8,556            --           858        8,556          9,414

CANYON CORPORATE CENTER
  66 5515 East La Palma Avenue
    Anaheim, CA                             --        3,512        13,379            46         3,512       13,425         16,937

  67 5601 East La Palma Avenue
    Anaheim, CA                             --        2,227         8,519            --         2,227        8,519         10,746

  68 5605 East La Palma Avenue
    Anaheim, CA                             --          622         2,346           155           622        2,501          3,123

SUNBELT BEVERAGE CORP.
  69 7621 Energy Parkway
    Baltimore, MD                           --        1,535         9,324             4         1,535        9,328         10,863

GLOBAL CROSSING
  70 1499 West 121st. Street
    Westminister, CO                        --          616         7,291            --           616        7,291          7,907

CHARLESTON PLACE
  71 1545 Charleston Road
    Mountain View, CA                       --        5,798        12,720            --         5,798       12,720         18,518


                                                              DEPRECIABLE
                                    ACCUMULATED      DATE        LIFE
DESCRIPTION                         DEPRECIATION   ACQUIRED     (YEARS)
-----------                         ------------   --------   -----------
GALILEO INTERNATIONAL PARTNERSHIP
  61 6901 S. Havana Street
    Englewood, CO                         (438)      1999         40.0
AVAYA INC.
  62 6162 S. Willow Drive
    Englewood, CO                         (494)      1999         40.0
INTERNATIONAL BUSINESS MACHINES
  CORP.
  63 13800 Diplomat Drive
    Farmers Branch, TX                    (260)      1999         40.0
RIVEREDGE SUMMIT
  64 1500-1600 RiverEdge Parkway
    Atlanta, GA                         (1,516)      1999         40.0
NORTHERN TELECOM INC.
  65 Cardinal Commerce Center
    Richardson, TX                        (250)      1999         40.0
CANYON CORPORATE CENTER
  66 5515 East La Palma Avenue
    Anaheim, CA                           (392)      1999         40.0
  67 5601 East La Palma Avenue
    Anaheim, CA                           (248)      1999         40.0
  68 5605 East La Palma Avenue
    Anaheim, CA                            (69)      1999         40.0
SUNBELT BEVERAGE CORP.
  69 7621 Energy Parkway
    Baltimore, MD                         (272)      1999         40.0
GLOBAL CROSSING
  70 1499 West 121st. Street
    Westminister, CO                      (213)      1999         40.0
CHARLESTON PLACE
  71 1545 Charleston Road
    Mountain View, CA                     (371)      1999         40.0

                              ISTAR FINANCIAL INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                        INITIAL COST             COSTS         GROSS AMOUNT AT CLOSE OF PERIOD
                                                   -----------------------    CAPITALIZED    ------------------------------------
                                                              BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                         ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS     TOTAL
-----------                         ------------   --------   ------------   -------------   --------   ------------   ----------

  72 1565-1585 Charleston Road
    Mountain View, CA                       --       12,834        28,158            --        12,834       28,158         40,992

BAY STATE GAS
  73 300 Friberg Parkway
    Westborough, MA                         --        1,651        10,758            --         1,651       10,758         12,409

WARNER CROSSING
  74 1120 West Warner Road
    Tempe, AZ                               --          701         4,339            --           701        4,339          5,040

  75 1130 West Warner Road
    Tempe, AZ                               --        1,033         6,652            --         1,033        6,652          7,685

  76 1140 West Warner Road
    Tempe, AZ                               --        1,033         6,652            --         1,033        6,652          7,685

  77 8440 South Hardy Drive
    Tempe, AZ                               --        1,033         6,652            --         1,033        6,652          7,685

  78 8320 South Hardy Drive
    Tempe, AZ                               --        1,512         9,732            --         1,512        9,732         11,244

GATEWAY LAKES
  79 1551 102nd Avenue
    St. Petersburg, FL                      --          722         3,061            --           722        3,061          3,783

  80 1527 102nd Avenue
    St. Petersburg, FL                      --          634         2,685             8           634        2,693          3,327

EDENVALE BUSINESS PARK
  81 5853-5863 Rue Ferrari Drive
    San Jose, CA                            --        9,677        23,288            --         9,677       23,288         32,965

ELECTRONIC DATA SYSTEMS CORP.
  82 105 West Bethany Drive
    Allen, TX                               --        1,238         9,224            --         1,238        9,224         10,462


                                                              DEPRECIABLE
                                    ACCUMULATED      DATE        LIFE
DESCRIPTION                         DEPRECIATION   ACQUIRED     (YEARS)
-----------                         ------------   --------   -----------
  72 1565-1585 Charleston Road
    Mountain View, CA                     (821)      1999         40.0
BAY STATE GAS
  73 300 Friberg Parkway
    Westborough, MA                       (314)      1999         40.0
WARNER CROSSING
  74 1120 West Warner Road
    Tempe, AZ                             (127)      1999         40.0
  75 1130 West Warner Road
    Tempe, AZ                             (194)      1999         40.0
  76 1140 West Warner Road
    Tempe, AZ                             (194)      1999         40.0
  77 8440 South Hardy Drive
    Tempe, AZ                             (194)      1999         40.0
  78 8320 South Hardy Drive
    Tempe, AZ                             (284)      1999         40.0
GATEWAY LAKES
  79 1551 102nd Avenue
    St. Petersburg, FL                     (89)      1999         40.0
  80 1527 102nd Avenue
    St. Petersburg, FL                     (78)      1999         40.0
EDENVALE BUSINESS PARK
  81 5853-5863 Rue Ferrari Drive
    San Jose, CA                          (679)      1999         40.0
ELECTRONIC DATA SYSTEMS CORP.
  82 105 West Bethany Drive
    Allen, TX                             (269)      1999         40.0

                              ISTAR FINANCIAL INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                        INITIAL COST             COSTS         GROSS AMOUNT AT CLOSE OF PERIOD
                                                   -----------------------    CAPITALIZED    ------------------------------------
                                                              BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                         ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS     TOTAL
-----------                         ------------   --------   ------------   -------------   --------   ------------   ----------

COMPUTER SCIENCES CORP
  83 7700-7720 Hubble Drive
    Lanham, MD                              --        2,486        12,047           164         2,486       12,211         14,697

POLYCOM, INC.
  84 1565 Barber Lane
    Milpitas, CA                            --        4,880        12,367         1,498         4,880       13,865         18,745

ALLIANCE DATA SYSTEMS
  85 17201 Waterview Parkway
    Dallas, TX                              --        1,918         4,632            --         1,918        4,632          6,550

HEWLETT PACKARD
  86 3000 Waterview Parkway
    Richardson, TX                          --        2,932        31,235            --         2,932       31,235         34,167

MULTILINK
  87 Six Riverside Drive
    Andover, MA                             --          639         7,176            --           639        7,176          7,815

WELLPOINT HEALTH NETWORK, INC.
  88-89 2000 Corporate Center
    Drive
    Newbury Park, CA                        --        4,563        24,911            --         4,563       24,911         29,474

TRINET PROPERTY PARTNERS, L.P.
  90 1022 Hingham Street
    Rockland, MA                            --        2,010        11,761            18         2,010       11,779         13,789

  91 65 Dan Road
    Canton, MA                              --          742         3,155            86           742        3,241          3,983

  92 One Longwater Circle
    Norwell, MA                             --        1,140         1,658            33         1,140        1,691          2,831

  93 100 Longwater Circle
    Norwell, MA                             --          973         3,805            12           973        3,817          4,790

  94 101 Philip Drive
    Norwell, MA                          2,232          506         2,277            11           506        2,288          2,794

  95 30 Dan Road
    Canton, MA                              --        1,409         3,890            42         1,409        3,932          5,341


                                                              DEPRECIABLE
                                    ACCUMULATED      DATE        LIFE
DESCRIPTION                         DEPRECIATION   ACQUIRED     (YEARS)
-----------                         ------------   --------   -----------
COMPUTER SCIENCES CORP
  83 7700-7720 Hubble Drive
    Lanham, MD                            (355)      1999         40.0
POLYCOM, INC.
  84 1565 Barber Lane
    Milpitas, CA                          (506)      1999         40.0
ALLIANCE DATA SYSTEMS
  85 17201 Waterview Parkway
    Dallas, TX                            (135)      1999         40.0
HEWLETT PACKARD
  86 3000 Waterview Parkway
    Richardson, TX                        (911)      1999         40.0
MULTILINK
  87 Six Riverside Drive
    Andover, MA                           (209)      1999         40.0
WELLPOINT HEALTH NETWORK, INC.
  88-89 2000 Corporate Center
    Drive
    Newbury Park, CA                      (727)      1999         40.0
TRINET PROPERTY PARTNERS, L.P.
  90 1022 Hingham Street
    Rockland, MA                          (343)      1999         40.0
  91 65 Dan Road
    Canton, MA                             (92)      1999         40.0
  92 One Longwater Circle
    Norwell, MA                            (49)      1999         40.0
  93 100 Longwater Circle
    Norwell, MA                           (111)      1999         40.0
  94 101 Philip Drive
    Norwell, MA                            (67)      1999         40.0
  95 30 Dan Road
    Canton, MA                            (113)      1999         40.0

                              ISTAR FINANCIAL INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                        INITIAL COST             COSTS         GROSS AMOUNT AT CLOSE OF PERIOD
                                                   -----------------------    CAPITALIZED    ------------------------------------
                                                              BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                         ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS     TOTAL
-----------                         ------------   --------   ------------   -------------   --------   ------------   ----------

  96 85 Dan Road
    Canton, MA                              --        1,077         2,746            67         1,077        2,813          3,890

  97 300 Foxborough Boulevard
    Foxborough, MA                       3,191        1,218         3,756            --         1,218        3,756          4,974

  98 105 Forbes Boulevard
    Mansfield, MA                        1,005          584         1,443            --           584        1,443          2,027

  99 60 Columbian Street
    Braintree, MA                           --        2,225         7,403             9         2,225        7,412          9,637

  100 76 Pacella Park Drive
    Randolph, MA                         2,754          615         3,471            --           615        3,471          4,086

  101 260 Kenneth W. Welch Drive
    Lakeville, MA                           --        1,012         4,048            --         1,012        4,048          5,060

  102 700 Longwater Drive
    Norwell, MA                             --        1,357         5,429            --         1,357        5,429          6,786

  103 3000 Longwater Drive
    Norwell, MA                          2,004        1,155         1,651           300         1,155        1,951          3,106

ICG HOLDINGS, INC.
  104 161 Inverness Drive West
    Englewood, CO                           --        8,572        27,428            --         8,572       27,428         36,000

CONCORD FARMS
  105 Three Concord Farms
    Concord, MA                             --        1,024         4,367           502         1,024        4,869          5,893

  106 Four Concord Farms
    Concord, MA                             --        1,852        10,839            64         1,852       10,903         12,755

  107 Five Concord Farms
    Concord, MA                             --        2,206        11,715           108         2,206       11,823         14,029


                                                              DEPRECIABLE
                                    ACCUMULATED      DATE        LIFE
DESCRIPTION                         DEPRECIATION   ACQUIRED     (YEARS)
-----------                         ------------   --------   -----------
  96 85 Dan Road
    Canton, MA                             (80)      1999         40.0
  97 300 Foxborough Boulevard
    Foxborough, MA                        (109)      1999         40.0
  98 105 Forbes Boulevard
    Mansfield, MA                          (42)      1999         40.0
  99 60 Columbian Street
    Braintree, MA                         (216)      1999         40.0
  100 76 Pacella Park Drive
    Randolph, MA                          (101)      1999         40.0
  101 260 Kenneth W. Welch Drive
    Lakeville, MA                         (118)      1999         40.0
  102 700 Longwater Drive
    Norwell, MA                           (158)      1999         40.0
  103 3000 Longwater Drive
    Norwell, MA                            (48)      1999         40.0
ICG HOLDINGS, INC.
  104 161 Inverness Drive West
    Englewood, CO                         (800)      1999         40.0
CONCORD FARMS
  105 Three Concord Farms
    Concord, MA                           (132)      1999         40.0
  106 Four Concord Farms
    Concord, MA                           (317)      1999         40.0
  107 Five Concord Farms
    Concord, MA                           (344)      1999         40.0

                              ISTAR FINANCIAL INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                        INITIAL COST             COSTS         GROSS AMOUNT AT CLOSE OF PERIOD
                                                   -----------------------    CAPITALIZED    ------------------------------------
                                                              BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                         ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS     TOTAL
-----------                         ------------   --------   ------------   -------------   --------   ------------   ----------

  108 Six Concord Farms
    Concord, MA                             --        1,834        10,483            64         1,834       10,547         12,381

  Two Concord Farms--Under
    development
    Concord, MA                             --        1,656            --           297         1,656          297          1,953

  Seven Concord Farms--Land
    Concord, MA                             --        1,266            --             7         1,266            7          1,273

ARBELLA CAPITAL CORP.
  109 1100 Crown Colony Drive
    Quincy, MA                          12,989        3,562        23,420           237         3,562       23,657         27,219

MAST INDUSTRIES
  110 100 Old River Road
    Andover, MA                             --        1,787         8,486            --         1,787        8,486         10,273

HAEMONETICS CORP.
  111 355 Wood Road
    Braintree, MA                           --          792         4,929            43           792        4,972          5,764

NOKIA
  112 6000 Connection Drive
    Irving, TX                              --        6,083        42,016            --         6,083       42,016         48,099

ANDERSEN CONSULTING
  113 1661 Page Mill Road
    Palo Alto, CA                           --           --        19,168            --            --       19,168         19,168

WINDWARD FOREST
  114 960 Northpoint Parkway
    Alpharetta, GA                          --          905         6,744            --           905        6,744          7,649

THE MITRE CORPORATION
  115 11493 Sunset Hills Road
    Fairfax, VA                             --        4,436        22,362            52         4,436       22,414         26,850

VERIZON SELECT SERVICES, INC.
  116 Sierra I at Los Colinas
    Irving, TX                              --        3,363        21,376            --         3,363       21,376         24,739


                                                              DEPRECIABLE
                                    ACCUMULATED      DATE        LIFE
DESCRIPTION                         DEPRECIATION   ACQUIRED     (YEARS)
-----------                         ------------   --------   -----------
  108 Six Concord Farms
    Concord, MA                           (308)      1999         40.0
  Two Concord Farms--Under
    development
    Concord, MA                                      1999
  Seven Concord Farms--Land
    Concord, MA                                      1999
ARBELLA CAPITAL CORP.
  109 1100 Crown Colony Drive
    Quincy, MA                            (683)      1999         40.0
MAST INDUSTRIES
  110 100 Old River Road
    Andover, MA                           (248)      1999         40.0
HAEMONETICS CORP.
  111 355 Wood Road
    Braintree, MA                         (145)      1999         40.0
NOKIA
  112 6000 Connection Drive
    Irving, TX                          (1,225)      1999         40.0
ANDERSEN CONSULTING
  113 1661 Page Mill Road
    Palo Alto, CA                         (559)      1999         40.0
WINDWARD FOREST
  114 960 Northpoint Parkway
    Alpharetta, GA                        (197)      1999         40.0
THE MITRE CORPORATION
  115 11493 Sunset Hills Road
    Fairfax, VA                           (654)      1999         40.0
VERIZON SELECT SERVICES, INC.
  116 Sierra I at Los Colinas
    Irving, TX                            (623)      1999         40.0

                              ISTAR FINANCIAL INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                        INITIAL COST             COSTS         GROSS AMOUNT AT CLOSE OF PERIOD
                                                   -----------------------    CAPITALIZED    ------------------------------------
                                                              BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                         ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS     TOTAL
-----------                         ------------   --------   ------------   -------------   --------   ------------   ----------

POYDRAS PLAZA
  117 Entergy Building
    New Orleans, LA                     77,860        1,427        24,252           603         1,427       24,855         26,282

  118 Mobil Building
    New Orleans, LA                         --        1,664        16,653         1,149         1,664       17,802         19,466

  119 Parking Garage
    New Orleans, LA                         --        4,239         6,462             5         4,239        6,467         10,706

ALCATEL
  120 Campbell Commoms                                1,233    $   15,160            --         1,233       15,160         16,393

EQUINIX
  121 Great Oaks--Land
    San Jose, CA                                     82,220    $       --            --        82,220           --         82,220

FEDERAL EXPRESS--Under development
  3201 Columbia Road
    Richfield, OH                                     2,327    $       --         4,724         2,327        4,724          7,051

LEXMARK
  122 1510 East 4th Street
    Seymour, IN                                         550    $   22,239            --           550       22,239         22,789

HILTON HOTELS CORPORATION
  123 18740 Pacific Highway South
    Seattle, WA                        153,618        5,101        32,080            --         5,101       32,080         37,181

  255 Southwest Temple
    Salt Lake City, UT                      --        5,620        32,695            --         5,620       32,695         38,315

  1401 Arden Way
    Sacramento, CA                          --        1,281         9,809            --         1,281        9,809         11,090

  7450 Hazard Center Drive
    San Diego, CA                           --        4,394        27,030            --         4,394       27,030         31,424

  One Doubletree Drive
    Sonoma, CA                              --        3,308        20,623            --         3,308       20,623         23,931


                                                              DEPRECIABLE
                                    ACCUMULATED      DATE        LIFE
DESCRIPTION                         DEPRECIATION   ACQUIRED     (YEARS)
-----------                         ------------   --------   -----------
POYDRAS PLAZA
  117 Entergy Building
    New Orleans, LA                       (703)      1999         40.0
  118 Mobil Building
    New Orleans, LA                       (499)      1999         40.0
  119 Parking Garage
    New Orleans, LA                       (181)      1999         40.0
ALCATEL
  120 Campbell Commoms                    (158)      1999         40.0
EQUINIX
  121 Great Oaks--Land
    San Jose, CA                            --       2000
FEDERAL EXPRESS--Under development
  3201 Columbia Road
    Richfield, OH                           --       2000
LEXMARK
  122 1510 East 4th Street
    Seymour, IN                             (6)      2000         40.0
HILTON HOTELS CORPORATION
  123 18740 Pacific Highway South
    Seattle, WA                         (2,604)      1998         40.0
  255 Southwest Temple
    Salt Lake City, UT                  (2,713)      1998         40.0
  1401 Arden Way
    Sacramento, CA                      (1,062)      1998         40.0
  7450 Hazard Center Drive
    San Diego, CA                       (2,401)      1998         40.0
  One Doubletree Drive
    Sonoma, CA                          (1,447)      1998         40.0

                              ISTAR FINANCIAL INC.
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                        INITIAL COST             COSTS         GROSS AMOUNT AT CLOSE OF PERIOD
                                                   -----------------------    CAPITALIZED    ------------------------------------
                                                              BUILDING AND   SUBSEQUENT TO              BUILDING AND
DESCRIPTION                         ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION      LAND     IMPROVEMENTS     TOTAL
-----------                         ------------   --------   ------------   -------------   --------   ------------   ----------

  200 North Riverside
    Medford, OR                             --          609         4,668            --           609         4,668         5,277

  1800 Fairview Ave.
    Boise, ID                               --          968         6,405            --           968         6,405         7,373

  304 Southeast Nye Avenue
    Pendleton, OR                           --          556         4,245            --           556         4,245         4,801

  510 Kelso Drive
    Kelso, WA                               --          502         3,779            --           502         3,779         4,281

  100 Columbia Street
    Vancouver, WA                           --          507         3,981            --           507         3,981         4,488

  501 Camino Del Rio
    Durango, CO                             --        1,242         7,865            --         1,242         7,865         9,107

  1225 North Wenatchee Avenue
    Wenatchee, WA                           --          513         3,825            --           513         3,825         4,338

  1313 North Bayshore Drive
    Coos Bay, OR                            --          404         3,049            --           404         3,049         3,453

  205 Coburg Road
    Eugene, OR                              --          361         2,721            --           361         2,721         3,082

  499 Industrial Street
    Astoria, OR                             --          269         2,043            --           269         2,043         2,312

  700 West Broadway Street
    Missoula, MT                            --          210         1,607            --           210         1,607         1,817

  1415 Northeast Third Street
    Bend, OR                                --          233         1,729            --           233         1,729         1,962
                                      --------     --------    ----------       -------      --------    ----------    ----------

TOTAL REAL ESTATE SUBJECT TO
  OPERATING LEASES                    $291,949     $344,490    $1,280,304       $14,268      $344,490    $1,294,572    $1,639,062
                                      ========     ========    ==========       =======      ========    ==========    ==========


                                                              DEPRECIABLE
                                    ACCUMULATED      DATE        LIFE
DESCRIPTION                         DEPRECIATION   ACQUIRED     (YEARS)
-----------                         ------------   --------   -----------
  200 North Riverside
    Medford, OR                           (511)      1998         40.0
  1800 Fairview Ave.
    Boise, ID                             (637)      1998         40.0
  304 Southeast Nye Avenue
    Pendleton, OR                         (502)      1998         40.0
  510 Kelso Drive
    Kelso, WA                             (447)      1998         40.0
  100 Columbia Street
    Vancouver, WA                         (482)      1998         40.0
  501 Camino Del Rio
    Durango, CO                           (707)      1998         40.0
  1225 North Wenatchee Avenue
    Wenatchee, WA                         (435)      1998         40.0
  1313 North Bayshore Drive
    Coos Bay, OR                          (334)      1998         40.0
  205 Coburg Road
    Eugene, OR                            (320)      1998         40.0
  499 Industrial Street
    Astoria, OR                           (216)      1998         40.0
  700 West Broadway Street
    Missoula, MT                          (195)      1998         40.0
  1415 Northeast Third Street
    Bend, OR                              (198)      1998         40.0
                                      --------
TOTAL REAL ESTATE SUBJECT TO
  OPERATING LEASES                    $(46,975)
                                      ========

                              ISTAR FINANCIAL INC.

                             NOTES TO SCHEDULE III

                               DECEMBER 31, 2000

                             (DOLLARS IN THOUSANDS)

1.  RECONCILIATION OF REAL ESTATE SUBJECT TO OPERATING LEASES:

    The following table reconciles Real Estate from January 1, 1998 to December 31, 2000:

                                                                2000         1999        1998
                                                             ----------   ----------   --------
Balance at January 1.......................................  $1,669,038   $  194,462   $     --
Additions (see Note 4 to the Consolidated Financial
  Statements)..............................................     137,998    1,474,576    194,462
Dispositions...............................................    (146,715)          --         --
Impact of purchase accounting adjustments..................     (21,259)          --         --
                                                             ----------   ----------   --------
Balance at December 31.....................................  $1,639,062   $1,669,038   $194,462
                                                             ==========   ==========   ========

2.  RECONCILIATION OF ACCUMULATED DEPRECIATION:

    The following table reconciles Accumulated Depreciation from January 1, 1998 to December 31, 2000:

                                                                2000       1999       1998
                                                              --------   --------   --------
Balance at January 1........................................  $(14,860)  $ (4,520)  $    --
Additions...................................................   (33,739)   (10,340)   (4,520)
Dispositions................................................     1,624         --        --
                                                              --------   --------   -------
Balance at December 31......................................  $(46,975)  $(14,860)  $(4,520)
                                                              ========   ========   =======

                              ISTAR FINANCIAL INC.

                   SCHEDULE IV--MORTGAGE LOANS ON REAL ESTATE

                            AS OF DECEMBER 31, 2000

                             (DOLLARS IN THOUSANDS)

                                                                      INTEREST ACCRUAL        INTEREST PAYMENT   FINAL MATURITY
TYPE OF LOAN/BORROWER                    DESCRIPTION/LOCATION             RATES(3)                 RATES              DATE
---------------------                ----------------------------   --------------------      ----------------   --------------
Senior Mortgages:
  Borrower A......................
                                     Hotel, Various States                         7.39%               7.39%          9/11/11
  Borrower B......................
                                     Retail, Chicago, IL                           8.88%               8.88%           1/1/04
  Borrower C(1)...................
                                     Hotel, Various States                 LIBOR + 1.75%       LIBOR + 1.75%          9/15/03
  Borrower D......................
                                     Office, San Diego, CA                 LIBOR + 1.50%       LIBOR + 1.50%         12/31/04
  Borrower E......................
                                     Office, Dallas. TX                    LIBOR + 1.75%       LIBOR + 1.75%           9/8/01
  Borrower F(1)...................
                                     Office, Dallas. TX                    LIBOR + 1.75%       LIBOR + 1.75%          8/26/04
  Borrower G......................
                                     Resort/Conference Center Rye
                                     Brook, NY                                    10.30%              10.30%          3/31/07
  Borrower H......................
                                     Office, Los Angeles, CA               LIBOR + 4.50%       LIBOR + 4.50%         11/30/02
  Borrower I......................
                                     Residential, South Florida            LIBOR + 6.00%       LIBOR + 6.00%         12/30/02
  All other senior mortgages
    individually < 3%.............
Subordinate Mortgages:
  Borrower D(1)...................
                                     Office, San Diego, CA                        13.00%              10.00%          2/29/04
  Borrower C(1)...................
                                     Hotel, Various States                 LIBOR + 5.80%       LIBOR + 5.80%          9/15/03
  Borrower F(1)...................
                                     Office, Dallas. TX                           15.00%              11.00%          8/26/04
  All other subordinate mortgages
    individually < 3%.............
Corporate/Partnership
  Loans/Unsecured Notes:
  Borrower C(1)...................
                                     Hotel, Various States                 LIBOR + 5.37%       LIBOR + 5.37%          9/15/03
  Borrower J(1)...................
                                     Residential, Various States           LIBOR + 7.00%       LIBOR + 7.00%           3/1/05
  Borrower K......................
                                     Hotel, Various States                 LIBOR + 2.78%       LIBOR + 2.78%          12/1/03
  All other partnership
    loans/unsecured notes
    individually < 3%.............
Loan Participations:
  Borrower L......................
                                     Office, New York, NY                  LIBOR + 4.50%       LIBOR + 4.50%           8/1/03
  All other loan participations
    individually < 3%.............
Other Lending Investments:
  Borrower J(1)...................
                                     Residential, Various States                  10.00%              10.00%           3/1/05
  All other lending investments
    individually < 3%.............
Subtotal..........................
Provision for Possible Credit
  Losses..........................
Total:............................

                                    PERIODIC                   FACE       CARRYING
                                    PAYMENT      PRIOR      AMOUNT OF    AMOUNT OF
TYPE OF LOAN/BORROWER               TERMS(3)    LIENS(2)      LOANS        LOANS
---------------------               --------   ----------   ----------   ----------
Senior Mortgages:
  Borrower A......................
                                    P&I        $       --   $ 129,500    $  114,412
  Borrower B......................
                                    P&I                --     108,220       107,838
  Borrower C(1)...................
                                    P&I                --     106,405       106,405
  Borrower D......................
                                    IO                 --     105,000       105,000
  Borrower E......................
                                    IO                 --      97,124        95,404
  Borrower F(1)...................
                                    IO                 --      86,313        86,314
  Borrower G......................

                                     P&I               --      77,892        78,469
  Borrower H......................
                                    IO                 --      73,147        73,226
  Borrower I......................
                                    IO                 --      72,495        72,495
  All other senior mortgages
    individually < 3%.............                     --     376,211       371,429
                                               ----------   ----------   ----------
                                                       --   1,232,307     1,210,992
                                               ----------   ----------   ----------
Subordinate Mortgages:
  Borrower D(1)...................
                                    IO                 --      29,000        26,878
  Borrower C(1)...................
                                    IO                 --      40,000        39,832
  Borrower F(1)...................
                                    IO                 --      32,132        32,364
  All other subordinate mortgages
    individually < 3%.............                     --     238,956       226,484
                                               ----------   ----------   ----------
                                                       --     340,088       325,558
                                               ----------   ----------   ----------
Corporate/Partnership
  Loans/Unsecured Notes:
  Borrower C(1)...................
                                    IO            133,100      78,000        77,651
  Borrower J(1)...................
                                    IO          1,087,607      25,000        24,894
  Borrower K......................
                                    IO            418,497      70,000        67,871
  All other partnership
    loans/unsecured notes
    individually < 3%.............                     --     228,795       228,562
                                               ----------   ----------   ----------
                                                1,639,204     401,795       398,978
                                               ----------   ----------   ----------
Loan Participations:
  Borrower L......................
                                    IO            500,000     100,000       100,000
  All other loan participations
    individually < 3%.............                     --      11,388        11,251
                                               ----------   ----------   ----------
                                                  500,000     111,388       111,251
                                               ----------   ----------   ----------
Other Lending Investments:
  Borrower J(1)...................
                                    IO                        150,000       123,059
  All other lending investments
    individually < 3%.............                     --      75,227        69,345
                                               ----------   ----------   ----------
                                                       --     225,227       192,404
                                               ----------   ----------   ----------
Subtotal..........................              2,139,204   2,310,805     2,239,183
                                               ----------   ----------   ----------
Provision for Possible Credit
  Losses..........................                     --          --       (14,000)
                                               ----------   ----------   ----------
Total:............................             $2,139,204   $2,310,805   $2,225,183
                                               ==========   ==========   ==========

EXPLANATORY NOTES:
----------------------------------
(1) Loan is a part of a common borrowing provided by the Company (see corresponding letter reference).
(2) Represents only third-party liens and excludes senior loans held by the Company from the same borrower on the same collateral.
(3) P&I = principal and interest, IO = interest only.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Portions of the Company's definitive proxy statement for the 2001 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Portions of the Company's definitive proxy statement for the 2001 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Portions of the Company's definitive proxy statement for the 2001 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Portions of the Company's definitive proxy statement for the 2001 annual meeting of the shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

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

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                               DOCUMENT DESCRIPTION
---------------------   ------------------------------------------------------------
         2.1            Agreement and Plan of Merger, dated as of June 15, 1999, by and among Starwood Financial Trust, ST Merger Sub, Inc. and
                        TriNet Corporate Realty Trust, Inc. (4)

         2.2            Agreement and Plan of Merger, dated as of June 15, 1999, by and among Starwood Financial Trust, Starwood Financial, Inc.
                        and to the extent described therein, TriNet Corporate Realty
                        Trust, Inc. (4)

         2.3            Agreement and Plan of Merger, dated as of June 15, 1999, by and among Starwood Financial Trust, SA Merger Sub, Inc., STW
                        Holdings I, Inc., the Stockholders named therein, Starwood
                        Capital Group, L.L.C. and, to the extent described therein,
                        TriNet Corporate Realty Trust, Inc. (4)

         3.1            Amended and Restated Charter of the Company (including the
                        Articles Supplementary for the Series A, B, C and D
                        Preferred Stock). (7)

         3.2            Bylaws of the Company (8)

         4.1            Amended and Restated Registration Rights Agreement dated
                        March 18, 1998 among Starwood Financial Trust and Starwood
                        Mezzanine Investors, L.P., SAHI Partners and SOFI-IV SMT
                        Holdings, L.L.C.(2)

         4.2            Investor Rights Agreement, dated as of December 15, 1998
                        among Starwood Financial Trust, a Maryland real estate
                        investment trust, Starwood Mezzanine Investors, L.P., a
                        Delaware limited partnership, SOFI-IV SMT Holdings, L.L.C., a Delaware limited liability company, B Holdings, L.L.C., a
                        Delaware limited liability company, and Lazard Freres Real
                        Estate Fund II, L.P., a Delaware limited partnership, Lazard
                        Freres Real Estate Offshore Fund II L.P., a Delaware limited
                        Partnership, and LF Mortgage REIT, a Maryland real estate
                        investment trust.(3)

         4.3            Form of warrant certificates. (3)

         4.4            Form of stock certificate for the Company's Common Stock.
                        (6)

         4.5 Form of certificate for Series A Preferred Shares of beneficial interest. (3)

        10.1            Starwood Financial Trust 1996 Share Incentive Plan. (2)

        10.2 Contribution Agreement dated as of February 11, 1998, between Starwood Financial Trust, Starwood Mezzanine
                        Investors, L.P. and Starwood Opportunity Fund IV, L.P. (2)

        10.3            Second Amended and Restated Shareholder's Agreement dated
                        March 18, 1998 among B Holdings, L.L.C., SAHI Partners,
                        Starwood Mezzanine Investors, L.P., SOFI-IV SMT Holdings,
                        L.L.C., and Starwood Financial Trust. (2)

        10.4            Securities Purchase Agreement, dated as of December 15,
                        1998, by and between Starwood Financial Trust, Lazard Freres
                        Real Estate Fund II, L.P., a Delaware limited partnership,
                        Lazard Freres Real Estate Offshore Fund II, L.P., a Delaware
                        limited partnership, and LF Mortgage REIT, a Maryland real estate investment trust. (2)

        10.5            Asset Purchase and Sale Agreement, dated as of December 15,
                        1998 by and between Lazard Freres Real Estate Fund, L.P., a
                        Delaware limited partnership, Lazard Freres Real Estate Fund
                        II, L.P., a Delaware limited partnership, Prometheus
                        Mid-Atlantic Holding, L.P., a Delaware limited partnership,
                        Pacific Preferred LLC, a New York limited liability company,
                        Atlantic Preferred II LLC, a New York limited liability
                        company, Indian Preferred LLC, a New York limited liability company and Prometheus Investment Holding, L.P., a Delaware limited partnership and Starwood Financial Trust. (3)

       EXHIBIT
       NUMBER                               DOCUMENT DESCRIPTION
---------------------   ------------------------------------------------------------
        10.6            Form of Advisor Lock-Up Agreement, dated as of June 15,
                        1999, among Greenhill & Co., LLC and each owner of interests in the Advisor. (5)

        10.7            Form of Option Standstill Agreement, dated as of June 15,
                        1999, among Starwood Financial Trust and each of George R.
                        Puskar, Willis Anderson, Jr., Stephen B. Oresman, Robert W.
                        Holman Jr. and John G. McDonald. (5)

        10.8            Form of Starwood Financial Trust Affiliate Lock-Up
                        Agreement, dated as of June 15, 1999, between Greenhill &
                        Co., LLC and each of B Holdings L.L.C., SOFI-IV SMT
                        Holdings, L.L.C. and Starwood Mezzanine Investors, L.P. (5)

        10.9            Stock Purchase Agreement dated as of June 15, 1999 among Jay
                        Sugarman, Spencer B. Haber, A. William Stein and Robert
                        Holman, Jr. (5)

        10.10           Amendment No. 1 to the Stock Purchase Agreement dated as of
                        July 26, 1999, which amends the Stock Purchase Agreement
                        dated as of June 15, 1999 among Jay Sugarman, Spencer B.
                        Haber, A. William Stein and Robert Holman, Jr. (5)

        10.11           Shareholder Agreement, dated as of June 15, 1999, among
                        SOFI-IV SMT Holdings, L.L.C., Starwood Mezzanine Investors,
                        L.P., B Holdings, L.L.C. and TriNet Corporate Realty Trust,
                        Inc. (5)

        10.12           First Amendment to Shareholder Agreement dated as of July
                        15, 1999, which amends the Shareholder Agreement, dated as of June 15, 1999, among SOFI-IV SMT Holdings, L.L.C.,
                        Starwood Mezzanine Investors, L.P., B Holdings L.L.C. and
                        TriNet Corporate Realty Trust, Inc. (5)

        10.13 Employment Agreement, dated as of May 20, 1999, by and between Starwood Financial Advisors, L.L.C. and Jay
                        Sugarman. (6)

        10.14           Indenture, dated May 17, 2000, among iStar Asset Receivables
                        Trust, La Salle Bank National Association and ABN AMRO BANK
                        N.V.

        12.1            Computation of Ratio of EBITDA to interest expense.

        12.2            Computation of Ratio of EBITDA to combined fixed charges.

        21.1            Subsidiaries of the Company.

        23.             Consents of PricewaterhouseCoopers LLP.

EXPLANATORY NOTES:
------------------------

 (1) Incorporated by reference from the Company's Registration Statement on Form S-4 filed on May 12, 1998.

 (2) Incorporated by reference from the Company's Annual Report on Form 10- K for the year ended December 31, 1997 filed on April 2, 1998.

 (3) Incorporated by reference from the Company's Form 8-K filed on December 23, 1998.

 (4) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 22, 1999.

 (5) Incorporated by reference to the Company's Registration Statement on Form S-4 filed on August 25, 1999.

 (6) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000.

 (7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed on May 15, 2000.

 (8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      iSTAR FINANCIAL INC.
                                                      REGISTRANT

Date March 30, 2001
                                                      ------------------------------------------------
                                                      Jay Sugarman
                                                      CHAIRMAN OF THE BOARD OF DIRECTORS

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date March 30, 2001
                                   -------------------------------------------
                                   Jay Sugarman
                                   CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR

Date March 30, 2001
                                   -------------------------------------------
                                   Spencer B. Haber
                                   CHIEF FINANCIAL OFFICER, SECRETARY AND DIRECTOR
                                   (EXECUTIVE VICE PRESIDENT--FINANCE)

Date March 30, 2001
                                   -------------------------------------------
                                   Willis Andersen Jr.
                                   DIRECTOR

Date March 30, 2001
                                   -------------------------------------------
                                   Jeffrey G. Dishner
                                   DIRECTOR

Date March 30, 2001
                                   -------------------------------------------
                                   Jonathan D. Eilian
                                   DIRECTOR

Date March 30, 2001
                                   -------------------------------------------
                                   Madison F. Grose
                                   DIRECTOR

Date March 30, 2001
                                   -------------------------------------------
                                   Robert W. Holman, Jr.
                                   DIRECTOR

Date March 30, 2001
                                   -------------------------------------------
                                   Robin Josephs
                                   DIRECTOR

Date March 30, 2001
                                   -------------------------------------------
                                   Merrick R. Kleeman
                                   DIRECTOR

Date March 30, 2001
                                   -------------------------------------------
                                   William M. Matthes
                                   DIRECTOR

Date March 30, 2001
                                   -------------------------------------------
                                   John G. McDonald
                                   DIRECTOR

Date March 30, 2001
                                   -------------------------------------------
                                   Michael G. Medzigian
                                   DIRECTOR

Date March 30, 2001
                                   -------------------------------------------
                                   Stephen B. Oresman
                                   DIRECTOR

Date March 30, 2001
                                   -------------------------------------------
                                   George R. Puskar
                                   DIRECTOR

Date March 30, 2001
                                   -------------------------------------------
                                   Barry S. Sternlicht
                                   DIRECTOR

Date March 30, 2001
                                   -------------------------------------------
                                   Kneeland C. Youngblood
                                   DIRECTOR