Form 10-Q
period 2001-03-31
ISTAR FINANCIAL INC
filed 2001-05-15
CIK 1095651

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 1-10150

                           --------------------------

                              ISTAR FINANCIAL INC.

             (Exact name of registrant as specified in its charter)

                   MARYLAND                                       95-6881527
       (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                      Identification Number)

   1114 AVENUE OF THE AMERICAS, 27TH FLOOR                          10036
                 NEW YORK, NY                                     (Zip Code)
   (Address of principal executive offices)

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

    Indicate by check mark whether the registrant; (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 11, 2001, there were 86,014,817 shares of common stock of iStar Financial Inc., $0.001 par value per share outstanding ("Common Stock").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ISTAR FINANCIAL INC.
                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                         --------
PART I.   Consolidated Financial Information..........................       3

Item 1.   Financial Statements:

          Consolidated Balance Sheets at March 31, 2001 and December
           31, 2000...................................................       3

          Consolidated Statements of Operations--For the three months
           ended March 31, 2001 and 2000..............................       4

          Consolidated Statements of Changes in Shareholders'
           Equity--For the three months ended March 31, 2001..........       5

          Consolidated Statements of Cash Flows--For the three months
           ended March 31, 2001 and 2000..............................       6

          Notes to Consolidated Financial Statements..................       7

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................      28

PART II.  Other Information...........................................      37

Item 1.   Legal Proceedings...........................................      37

Item 2.   Changes in Securities and Use of Proceeds...................      37

Item 3.   Defaults Upon Senior Securities.............................      37

Item 4.   Submission of Matters to a Vote of Security Holders.........      37

Item 5.   Other Information...........................................      37

Item 6.   Exhibits and Reports on Form 8-K............................      37

SIGNATURES............................................................      38

PART I--CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ISTAR FINANCIAL INC.

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
                                        ASSETS
Loans and other lending investments, net....................  $2,236,030    $2,225,183
Real estate subject to operating leases, net................   1,638,017     1,670,169
Cash and cash equivalents...................................      22,301        22,752
Restricted cash.............................................      13,225        20,441
Marketable securities.......................................          41            41
Accrued interest and operating lease income receivable......      18,606        20,167
Deferred operating lease income receivable..................      12,812        10,236
Deferred expenses and other assets..........................      68,890        62,224
Investment in iStar Operating Inc...........................       3,970         3,562
                                                              ----------    ----------
  Total assets..............................................  $4,013,892    $4,034,775
                                                              ==========    ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities....  $   64,473    $   52,038
Dividends payable...........................................       5,225        56,661
Debt obligations............................................   2,120,834     2,131,967
                                                              ----------    ----------
  Total liabilities.........................................   2,190,532     2,240,666
                                                              ----------    ----------
Commitments and contingencies...............................          --            --
Minority interests in consolidated entities.................       2,649         6,224
Shareholders' equity:
Series A Preferred Stock, $0.001 par value, liquidation
  preference $50.00 per share, 4,400 shares issued and
  outstanding at March 31, 2001 and December 31, 2000,
  respectively..............................................           4             4
Series B Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 2,000 shares issued and
  outstanding at March 31, 2001 and December 31, 2000,
  respectively..............................................           2             2
Series C Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 1,300 shares issued and
  outstanding at March 31, 2001 and December 31, 2000,
  respectively..............................................           1             1
Series D Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 4,000 shares issued and
  outstanding at March 31, 2001 and December 31, 2000,
  respectively..............................................           4             4
Common Stock, $0.001 par value, 200,000 shares authorized,
  85,925 and 85,726 shares issued and outstanding at March
  31, 2001 and December 31, 2000, respectively..............          86            85
Warrants and options........................................      16,943        16,943
Additional paid in capital..................................   1,969,603     1,966,396
Retained earnings (deficit).................................    (109,372)     (154,789)
Accumulated other comprehensive income (losses) (See
  Note 12)..................................................     (15,819)          (20)
Treasury stock (at cost)....................................     (40,741)      (40,741)
                                                              ----------    ----------
  Total shareholders' equity................................   1,820,711     1,787,885
                                                              ----------    ----------
  Total liabilities and shareholders' equity................  $4,013,892    $4,034,775
                                                              ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                    FOR THE
                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
REVENUE:
  Interest income...........................................  $ 66,913   $ 60,083
  Operating lease income....................................    49,523     46,272
  Other income..............................................     6,183      4,533
                                                              --------   --------
    Total revenue...........................................   122,619    110,888
                                                              --------   --------

COSTS AND EXPENSES:
  Interest expense..........................................    46,360     37,789
  Operating costs-corporate tenant lease assets.............     3,236      3,325
  Depreciation and amortization.............................     8,808      9,009
  General and administrative................................     6,102      6,903
  Provision for possible credit losses......................     1,750      1,500
  Stock-based compensation expense..........................       860        548
                                                              --------   --------
    Total costs and expenses................................    67,116     59,074
                                                              --------   --------
Net income before minority interest, gain on sale of
  corporate tenant lease assets, extraordinary loss and
  cumulative effect of change in accounting principle.......    55,503     51,814
Minority interest in consolidated entities..................       (95)       (41)
Gain on sale of corporate tenant lease assets...............       555        533
                                                              --------   --------
Net income before extraordinary loss and cumulative effect
  of change in accounting principle.........................    55,963     52,306
Extraordinary loss on early extinguishment of debt..........    (1,037)      (317)
Cumulative effect of change in accounting principle (See
  Note 12)..................................................      (282)        --
                                                              --------   --------
Net income..................................................    54,644     51,989
Preferred dividend requirements.............................    (9,227)    (9,227)
                                                              --------   --------
Net income allocable to common shareholders.................  $ 45,417   $ 42,762
                                                              ========   ========
Basic earnings per common share.............................  $   0.53   $   0.50
                                                              ========   ========
Diluted earnings per common share...........................  $   0.52   $   0.50
                                                              ========   ========

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                            SERIES A    SERIES B    SERIES C    SERIES D     COMMON    WARRANTS    ADDITIONAL
                                            PREFERRED   PREFERRED   PREFERRED   PREFERRED    STOCK        AND       PAID-IN
                                              STOCK       STOCK       STOCK       STOCK      AT PAR     OPTIONS     CAPITAL
                                            ---------   ---------   ---------   ---------   --------   ---------   ----------
Balance at December 31, 2000..............    $  4        $  2        $  1        $  4        $ 85      $16,943    $1,966,396
Exercise of options.......................      --          --          --          --           1           --        1,572
Dividends declared-preferred stock........      --          --          --          --          --           --           83
Restricted stock units issued to employees
  in lieu of cash bonuses.................      --          --          --          --          --           --        1,478
Restricted stock units granted to
  employees...............................      --          --          --          --          --           --           24
Issuance of stock under DRIP plan.........      --          --          --          --          --           --           50
Change in accumulated other comprehensive
  income..................................      --          --          --          --          --           --           --
Net income for the period.................      --          --          --          --          --           --           --
                                              ----        ----        ----        ----        ----      -------    ----------
Balance at March 31, 2001.................    $  4        $  2        $  1        $  4        $ 86      $16,943    $1,969,603
                                              ====        ====        ====        ====        ====      =======    ==========

                                                         ACCUMULATED
                                            RETAINED        OTHER
                                            EARNINGS    COMPREHENSIVE    TREASURY
                                            (DEFICIT)       INCOME        STOCK       TOTAL
                                            ---------   --------------   --------   ----------
Balance at December 31, 2000..............  $(154,789)     $    (20)     $(40,741)  $1,787,885
Exercise of options.......................         --            --           --         1,573
Dividends declared-preferred stock........     (9,227)           --           --        (9,144)
Restricted stock units issued to employees
  in lieu of cash bonuses.................         --            --           --         1,478
Restricted stock units granted to
  employees...............................         --            --           --            24
Issuance of stock under DRIP plan.........         --            --           --            50
Change in accumulated other comprehensive
  income..................................         --       (15,799)          --       (15,799)
Net income for the period.................     54,644            --           --        54,644
                                            ---------      --------      --------   ----------
Balance at March 31, 2001.................  $(109,372)     $(15,819)     $(40,741)  $1,820,711
                                            =========      ========      ========   ==========

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     FOR THE
                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Cash flows from operating activities:
Net income..................................................  $  54,644   $  51,989
Adjustments to reconcile net income to cash flows provided
  by operating activities:
  Minority interest.........................................         95          41
  Non-cash expense for options issued.......................        860         548
  Depreciation and amortization.............................     14,309      11,134
  Amortization of discounts/premiums, deferred interest and
    costs on lending investments............................     (4,872)     (7,067)
  Equity in (earnings) loss of unconsolidated joint ventures
    and subsidiaries........................................     (2,802)       (324)
  Distributions from operations of unconsolidated joint
    ventures................................................      1,098         952
  Straight-line operating lease income adjustments..........     (2,576)     (2,282)
  Realized losses on sales of securities....................         --         229
  Gain on sale of corporate tenant lease assets.............       (555)       (533)
  Extraordinary loss on early extinguishment of debt........      1,037         317
  Cumulative effect of change in accounting principle.......        282          --
  Provision for possible credit losses......................      1,750       1,500
  Changes in assets and liabilities:
    (Increase) decrease in restricted cash..................      7,216      (1,061)
    (Increase) decrease in accrued interest and operating
     lease income receivable................................      1,561      (1,413)
    Increase in deferred expenses and other assets..........     (1,039)     (3,443)
    Decrease in accounts payable, accrued expenses and other
     liabilities............................................     (2,594)     (4,756)
                                                              ---------   ---------
  Cash flows provided by operating activities...............     68,414      45,831
                                                              ---------   ---------
Cash flows from investing activities:
  New investment originations/acquisitions..................   (224,479)   (211,925)
  Principal fundings on existing loan commitments...........    (29,924)    (16,542)
  Net proceeds from sale of corporate tenant lease assets...      3,755      45,291
  Repayments of and principal collections from loans and
    other lending investments...............................    247,392     121,803
  Investments in and advances to unconsolidated joint
    ventures................................................       (319)       (668)
  Distributions from unconsolidated joint ventures..........     24,265          --
  Capital expenditures on real estate subject to operating
    leases..................................................     (2,406)     (1,858)
                                                              ---------   ---------
  Cash flows provided by (used in) investing activities.....     18,284     (63,899)
                                                              ---------   ---------
Cash flows from financing activities:
  Net borrowings under revolving credit facilities..........     41,160      65,177
  Borrowings under term loans...............................     17,040      30,000
  Repayments under term loans...............................    (37,333)     (9,726)
  Borrowing under repurchase agreements.....................        367          --
  Repayments under repurchase agreements....................    (31,325)       (119)
  Repayments under bond offerings...........................     (1,990)         --
  Common dividends paid.....................................    (51,436)    (48,441)
  Preferred dividends paid..................................     (9,144)     (9,144)
  Distributions to minority interest in consolidated
    entities................................................     (3,670)        (41)
  Extraordinary loss on early extinguishment of debt........     (1,037)       (317)
  Payments for deferred financing costs.....................    (11,428)     (1,913)
  Purchase of treasury stock................................         --        (106)
  Proceeds from exercise of options.........................      1,647          --
                                                              ---------   ---------
  Cash flows provided by (used in) financing activities.....    (87,149)     25,370
                                                              ---------   ---------
Increase (decrease) in cash and cash equivalents............       (451)      7,302
Cash and cash equivalents at beginning of period............     22,752      34,408
                                                              ---------   ---------
Cash and cash equivalents at end of period..................  $  22,301   $  41,710
                                                              =========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest, net of amounts
    capitalized.............................................  $  42,823   $  36,850
                                                              =========   =========

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND BUSINESS

    ORGANIZATION--iStar Financial Inc. (the "Company") began its business in 1993 through private investment funds formed to capitalize on inefficiencies in the real estate finance market. In March 1998, these funds contributed their approximately $1.1 billion of assets to the Company's predecessor, Starwood Financial Trust, in exchange for a controlling interest in that company (collectively, the "Recapitalization Transactions"). Since that time, the Company has grown by originating new lending and leasing transactions, as well as through corporate acquisitions. Specifically, in September 1998, the Company acquired the loan origination and servicing business of a major insurance company, and in December 1998, the Company acquired the mortgage and mezzanine loan portfolio of its largest private competitor. Additionally, in November 1999, the Company acquired TriNet Corporate Realty Trust, Inc. ("TriNet" or the "Leasing Subsidiary"), which was then the largest publicly traded company specializing in the net leasing of corporate office and industrial facilities (the "TriNet Acquisition"). The TriNet Acquisition was structured as a stock-for-stock merger of TriNet with a subsidiary of the Company. Concurrent with the TriNet Acquisition, the Company also acquired its external advisor (the "Advisor Transaction") in exchange for shares of common stock of the Company ("Common Stock") and converted its organizational form to a Maryland corporation (the "Incorporation Merger"). As part of the conversion to a Maryland corporation, the Company replaced its dual class common share structure with a single class of Common Stock. The Company's Common Stock began trading on the New York Stock Exchange under the symbol "SFI" in November 1999.

    During 1993 through 1997, the Company did not qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). However, pursuant to a closing agreement with the Internal Revenue Service (the "IRS") obtained in March 1998, the Company was eligible and elected to be taxed as a REIT for the taxable year beginning January 1, 1998.

    BUSINESS--The Company is the leading publicly traded finance company focused on the commercial real estate industry. The Company provides structured financing to private and corporate owners of real estate nationwide, including senior and junior mortgage debt, corporate mezzanine and subordinated capital, and corporate net lease financing. The Company seeks to deliver superior risk-adjusted returns on equity for shareholders by providing innovative and value-added financing solutions to its customers.

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

NOTE 2--BASIS OF PRESENTATION

    The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial

                              ISTAR FINANCIAL INC.

NOTE 2--BASIS OF PRESENTATION (CONTINUED) statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP"). The Consolidated Financial Statements include the accounts of the Company, its qualified REIT subsidiaries, and its majority-owned and controlled partnerships. Certain third-party mortgage servicing operations are conducted through iStar Operating, Inc. ("iStar Operating"), a taxable corporation which is not consolidated with the Company for financial reporting or income tax purposes. The Company owns all of the non-voting preferred stock and a 95% economic interest in iStar Operating, which is accounted for under the equity method for financial reporting purposes. The Company does not own any of the outstanding voting stock of iStar Operating. In addition, the Company has an investment in TriNet Management Operating Company, Inc. ("TMOC"), a taxable noncontrolled subsidiary of the Company, which is also accounted for under the equity method. Further, certain other investments in partnerships or joint ventures which the Company does not control are also accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

    In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's consolidated financial position at March 31, 2001 and December 31, 2000 and the results of its operations, changes in shareholders' equity and its cash flows for the three-month periods ended March 31, 2001 and 2000, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LOANS AND OTHER LENDING INVESTMENTS, NET--As described in Note 4, "Loans and Other Lending Investments," includes the following investments: senior mortgages, subordinate mortgages, corporate/ partnership loans/unsecured notes, loan participations and other lending or similar investments. In general, management considers its investments in this category as held-to-maturity and, accordingly, reflects such items at amortized historical cost.

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

    CAPITALIZED INTEREST--The Company capitalizes interest costs incurred during the land development or construction period on qualified development projects, including investments in joint ventures accounted for under the equity method. Interest capitalized was approximately $201,000 and $338,000 during the three-month periods ended March 31, 2001 and 2000, respectively.

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

    RESTRICTED CASH--Restricted cash represents amounts required to be maintained in escrow under certain of the Company's debt obligations.

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

    PROVISION FOR POSSIBLE CREDIT LOSSES--The Company's accounting policies require that an allowance for estimated credit losses be maintained at a level that management, based upon an evaluation of known and

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) inherent risks in the portfolio, considers adequate to provide for possible credit losses. Specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral less disposition costs on an individual loan basis. Management considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Management measures these impaired loans at the fair value of the loans' underlying collateral less estimated disposition costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan; however, these loans are placed on non-accrual status at such time that the loans either: (1) become 90 days delinquent; or (2) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment. While on non-accrual status, interest income is recognized only upon actual receipt. Impairment losses are recognized as direct write-downs of the related loan with a corresponding charge to the provision for possible credit losses. Charge-offs occur when loans, or a portion thereof, are considered uncollectible and of such little value that further pursuit of collection is not warranted. Management also provides a portfolio reserve based upon its periodic evaluation and analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors.

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

    CHANGE IN ACCOUNTING PRINCIPLE--In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). On June 23, 1999, the FASB voted to defer the effectiveness of SFAS No. 133 for one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as:
(1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment;

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) in certain circumstances, a hedge of a foreign currency exposure. The Company adopted this pronouncement, as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133," on January 1, 2001. Because the Company has primarily used derivatives as cash flow hedges of interest rate risk only, the adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company. However, should the Company change its current use of such derivatives (see Note 8), the adoption of SFAS No. 133 could have a more significant effect on the Company prospectively.

    Upon adoption, the Company recognized a charge to net income of approximately $282,000 and an additional charge of $9.4 million to other comprehensive income, representing the cumulative effect of the change in accounting principle.

    OTHER NEW ACCOUNTING STANDARDS--In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company adopted SAB 101, as required, in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material financial impact on the financial position or the results of operations of the Company.

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

                              ISTAR FINANCIAL INC.

NOTE 4--LOANS AND OTHER LENDING INVESTMENTS

    The following is a summary description of the Company's loans and other lending investments (in thousands) (unaudited):

                                                                                                       CARRYING VALUE AS OF
                                                         # OF         ORIGINAL       PRINCIPAL      ---------------------------
                                                       BORROWERS     COMMITMENT       BALANCES       MARCH 31,    DECEMBER 31,
   TYPE OF INVESTMENT      UNDERLYING PROPERTY TYPE   IN CLASS(1)    AMOUNT(1)     OUTSTANDING(1)      2001           2000
-------------------------  -------------------------  -----------   ------------   --------------   -----------   -------------
Senior Mortgages           Office/Hotel/Mixed Use/         21        $1,371,412      $1,221,411     $1,199,398     $1,210,992
                           Apartment/Retail/Resort/
                           Industrial

Subordinated Mortgages     Office/Hotel/Mixed Use          13           372,136         318,816        321,968        325,558

Corporate Loans/           Office/Hotel/Residential/       16           445,346         444,177        422,890        398,978
  Partnership Loans/       Apartment/Entertainment
  Unsecured Notes

Loan Participations        Office/Retail                    3           127,497         111,376        111,241        111,251

Other Lending Investments  Resort/Office/Mixed Use/       N/A               N/A             N/A        196,283        192,404
                           Residential
                                                                                                    ----------     ----------
Gross Carrying Value                                                                                $2,251,780     $2,239,183
Provision for Possible
  Credit Losses                                                                                        (15,750)       (14,000)
                                                                                                    ----------     ----------
Total, Net                                                                                          $2,236,030     $2,225,183
                                                                                                    ==========     ==========


                             EFFECTIVE                                                         PRINCIPAL   PARTICI-
                             MATURITY       CONTRACTUAL INTEREST      CONTRACTUAL INTEREST      AMORTI-     PATION
   TYPE OF INVESTMENT          DATES          PAYMENT RATES(2)          ACCRUAL RATES(3)        ZATION     FEATURES
-------------------------  -------------   -----------------------   -----------------------   ---------   --------
Senior Mortgages            2001 to 2019   Fixed: 6.13% to 18.00%    Fixed: 6.13% to 20.00%      Yes (3)    Yes (4)
                                           Variable: LIBOR + 1.50%   Variable: LIBOR + 1.50%
                                           to 9.36%                  to 9.36%
Subordinated Mortgages      2002 to 2007   Fixed: 7.00% to 15.25%    Fixed: 10.07% to 17.00%     Yes (3)    Yes (4)
                                           Variable: LIBOR + 5.80%   Variable: LIBOR + 5.80%
Corporate Loans/            2001 to 2011   Fixed: 6.13% to 15.00%    Fixed: 6.13% to 17.50%      Yes        Yes (4)
  Partnership Loans/                       Variable: LIBOR + 2.78%   Variable: LIBOR + 2.78%
  Unsecured Notes                          to 7.50%                  to 7.50%
Loan Participations         2003 to 2005   Fixed: 10.00% to 13.60%   Fixed: 13.60% to 14.00%     No         Yes (4)
                                           Variable: LIBOR + 4.50%   Variable: LIBOR + 4.50%
Other Lending Investments  2002 and 2013   Fixed: 6.75% to 12.75%    Fixed: 6.75% to 12.75%      No         Yes
Gross Carrying Value
Provision for Possible
  Credit Losses
Total, Net

EXPLANATORY NOTES:
----------------------------------

(1) Amounts and details are for loans outstanding as of March 31, 2001.

(2) Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on March 30, 2001 was 5.08%

(3) The loans require fixed payments of principal and interest resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity. In addition, one of the loans permits additional annual prepayments of principal of up to $1.3 million without penalty at the borrower's option.

(4) Under some of these loans, the lender receives additional payments representing additional interest from participation in available cash flow from operations of the property and the proceeds, in excess of a base amount, arising from a sale or refinancing of the property.

                              ISTAR FINANCIAL INC.

NOTE 4--LOANS AND OTHER LENDING INVESTMENTS (CONTINUED)

    During the three-month periods ended March 31, 2001 and 2000, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $224.5 million and $211.9 million in loans and other lending investments, funded $29.9 million and $16.5 million under existing loan commitments, and received principal repayments of $247.4 million and $117.6 million.

    As of March 31, 2001, the Company had seven loans with unfunded commitments. The total unfunded commitment amount was approximately $99.5 million, of which $10.2 million was discretionary (i.e., at the Company's option) and $89.3 million was non-discretionary.

    The Company's loans and other lending investments are predominantly pledged as collateral under either the iStar Asset Receivables secured notes, the secured revolving facilities or secured term loans (see Note 6).

    The Company has reflected provisions for possible credit losses of approximately $1.8 million and $1.5 million in its results of operations during the three months ended March 31, 2001 and 2000, respectively. These provisions represent portfolio reserves based on management's evaluation of general market conditions, the Company's internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults, and the underlying collateral. No direct impairment reserves on specific loans were considered necessary. Management may transfer reserves between general and specific reserves as considered necessary.

NOTE 5--REAL ESTATE SUBJECT TO OPERATING LEASES

    The Company's investments in real estate subject to operating leases, at cost, were as follows (in thousands) (unaudited):

                                                      MARCH 31,    DECEMBER 31,
                                                         2001          2000
                                                      ----------   ------------
Buildings and improvements..........................  $1,294,057    $1,294,572
Land and land improvements..........................     344,080       344,490
Less: accumulated depreciation......................     (55,382)      (46,975)
                                                      ----------    ----------
                                                       1,582,755     1,592,087
Investments in unconsolidated joint ventures........      55,262        78,082
                                                      ----------    ----------
      Real estate subject to operating leases,
        net.........................................  $1,638,017    $1,670,169
                                                      ==========    ==========

    Under certain leases, the Company receives additional participating lease payments to the extent gross revenues of the tenant exceed a base amount. The Company earned no such additional participating lease payments in the three-month periods ended March 31, 2001 and 2000, respectively. In addition, the Company also receives reimbursements from tenants for certain facility operating expenses.

    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES--At March 31, 2001, the Company had investments in five joint ventures: (1) TriNet Sunnyvale Partners L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant; (2) Corporate Technology Associates LLC ("CTC I"), whose external member is Corporate Technology Centre Partners LLC; (3) Sierra Land Ventures ("Sierra"), whose external joint venture partner is Sierra-LC Land, Ltd.; (4) TriNet Milpitas Associates, LLC ("Milpitas"), whose external member is The Prudential Insurance Company of America; and (5) ACRE Simon, L.L.C. ("ACRE"), whose external partner is William
E. Simon & Sons Realty Investments, L.L.C. These ventures were formed for the purpose of operating, acquiring and in certain cases, developing corporate tenant lease facilities. At March 31, 2001, all facilities held by CTC II and TN-CP had been sold. The Company previously had an equity investment

                              ISTAR FINANCIAL INC.

NOTE 5--REAL ESTATE SUBJECT TO OPERATING LEASES (CONTINUED) in CTC II, which was sold for approximately $66.0 million in September 2000. In connection with this sale, the note receivable from the venture was modified to mature on December 31, 2001. The note receivable and related accrued interest are included in Loans and Other Lending Investments at March 31, 2001 and December 31, 2000.

    At March 31, 2001, the ventures comprised 23 net leased facilities. Additionally, 17.7 acres of land are held for sale. The Company's combined investment in these joint ventures at March 31, 2001 was $55.3 million. The joint ventures' purchase price for the 23 facilities owned at March 31, 2001 was $342.2 million. The purchase price of the land held for sale was $6.8 million. In the aggregate, the joint ventures had total assets of $375.1 million and total liabilities of $229.8 million as of March 31, 2001, and net income of $3.6 million for the three months ended March 31, 2001. The Company accounts for these investments under the equity method because the Company's joint venture partners have certain participating rights which limit the Company's control. The Company's investments in and advances to unconsolidated joint ventures, its percentage ownership interests, its respective income and the Company's pro rata share of its ventures' third-party debt as of March 31, 2001 are presented below (in thousands) (unaudited):

                                                                                            PRO RATA
                                                                                 JOINT      SHARE OF
                   UNCONSOLIDATED                      OWNERSHIP     EQUITY     VENTURE    THIRD-PARTY
                    JOINT VENTURE                          %       INVESTMENT    INCOME       DEBT
-----------------------------------------------------  ---------   ----------   --------   -----------
Operating:
  Sunnyvale..........................................    44.7%       $12,778     $  231      $ 10,728
  CTC I..............................................    50.0%         9,198      1,023        60,942
  Milpitas...........................................    50.0%        24,593      1,025        40,514
  ACRE Simon.........................................    20.0%         4,987         40         6,562
Development:
  Sierra.............................................    50.0%         3,706         75           724
                                                                     -------     ------      --------
      Total..........................................                $55,262     $2,394      $119,470
                                                                     =======     ======      ========

    Effective September 29, 2000, iStar Sunnyvale Partners, LP (the entity which is controlled by Sunnyvale) entered into an interest rate cap agreement with Bear Stearns Financial Products, limiting the venture's exposure to interest rate movements on its $24.0 million LIBOR-based mortgage loan to an interest rate cap of 9.0% through November 9, 2003.

    Currently, the limited partners of Sunnyvale have the option to convert their partnership interest into cash; however, the Company may elect to deliver 297,728 shares of Common Stock in lieu of cash. Additionally, commencing in February 2002, subject to acceleration under certain circumstances, the venture interest held by the external member of Milpitas may be converted into 984,476 shares of Common Stock.

    Income generated from the above joint venture investments is included in Operating Lease Income in the Consolidated Statements of Operations.

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--DEBT OBLIGATIONS

    As of March 31, 2001 and December 31, 2000, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands) (unaudited):

                                                   CARRYING VALUE AS OF
                                    MAXIMUM     ---------------------------             STATED                   SCHEDULED
                                     AMOUNT      MARCH 31,     DECEMBER 31,            INTEREST                   MATURITY
                                   AVAILABLE        2001           2000                 RATES                       DATE
                                   ----------   ------------   ------------   --------------------------   ----------------------
SECURED REVOLVING CREDIT
  FACILITIES:
    Line of credit...............  $  700,000    $  122,101     $  284,371      LIBOR + 1.75% - 2.25%         March 2005 (1)
    Line of credit (2)...........     700,000       384,165             --      LIBOR + 1.40% - 2.15%          January 2005
    Line of credit...............     500,000       231,993        307,978      LIBOR + 1.50% - 1.75%         August 2002 (1)
UNSECURED REVOLVING CREDIT
  FACILITIES:
    Line of credit...............     350,000        68,700        173,450          LIBOR + 1.55%              May 2002 (3)
    Line of credit...............     100,000            --             --          LIBOR + 2.25%            January 2002 (4)
                                   ----------    ----------     ----------
    Total revolving credit         $2,350,000       806,959        765,799
      facilities.................
                                   ==========
SECURED TERM LOANS:
    Secured by real estate under operating          149,871        150,678              7.44%                   March 2009
      leases.................................
    Secured by corporate lending                     60,000         60,000          LIBOR + 2.50%              June 2004 (4)
      investments............................
    Secured by real estate under operating           77,860         77,860          LIBOR + 1.38%                June 2001
      leases (5).............................
    Secured by real estate under operating           40,982         60,471       Fixed: 6.00%-11.38%                (6)
      leases.................................
                                                 ----------     ----------
    Total term loans.........................       328,713        349,009
    Debt premiums............................           214             51
                                                 ----------     ----------
    Total secured term loans.................       328,927        349,060

iStar Asset Receivables secured notes:
    Class A..................................       205,124        207,114          LIBOR + 0.30%             August 2003 (7)
    Class B..................................        94,055         94,055          LIBOR + 0.50%            October 2003 (7)
    Class C..................................       105,813        105,813          LIBOR + 1.00%            January 2004 (7)
    Class D..................................        52,906         52,906          LIBOR + 1.45%              June 2004 (7)
    Class E..................................       123,447        123,447          LIBOR + 2.75%            January 2005 (7)
    Class F..................................         5,000          5,000          LIBOR + 3.15%            January 2005 (7)
                                                 ----------     ----------
    Total iStar Asset Receivables secured           586,345        588,335
      notes..................................

UNSECURED NOTES (8):
    6.75% Dealer Remarketable Securities            125,000        125,000              6.75%                   March 2013
      (9)....................................
    7.30% Notes..............................       100,000        100,000              7.30%                    May 2001
    7.70% Notes..............................       100,000        100,000              7.70%                    July 2017
    7.95% Notes..............................        50,000         50,000              7.95%                    May 2006
                                                 ----------     ----------
    Total unsecured notes....................       375,000        375,000
    Less: debt discount (10).................       (17,702)       (18,490)
                                                 ----------     ----------
    Total unsecured notes....................       357,298        356,510
OTHER DEBT OBLIGATIONS.......................        41,305         72,263             Various                    Various
                                                 ----------     ----------
TOTAL DEBT OBLIGATIONS.......................    $2,120,834     $2,131,967
                                                 ==========     ==========

------------------------------
EXPLANATORY NOTES:

(1) Includes a one-year "term-out" extension at the Company's option.

(2) On January 11, 2001, the Company closed a new $700.0 million secured revolving credit facility. The new facility has a three-year primary term and a one-year "term-out" extension option, and bears interest at LIBOR plus 1.40% to 2.15%, depending upon the collateral contributed to the borrowing base.

(3) In February 2001, the Company extended the maturity of this credit facility to May 2002.

(4) Includes a one-year extension at the Company's option.

(5) The Company provides a guarantee for 25% of the principal balance outstanding.

(6) These mortgage loans mature at various dates through 2011.

(7) Principal payments on these bonds are a function of the principal repayments on loan assets which collateralize these obligations. The dates indicated above represent the expected date on which the final payment would occur for such class based on the assumptions that the loans which collateralize the obligations are not voluntarily prepaid, the loans are paid on their effective maturity dates and no extensions of the effective maturity dates of any of the loans are granted. The final maturity date for the underlying indenture on classes A, B, C, D, E and F is September 25, 2022.

(8) The notes are callable by the Company at any time for an amount equal to the total of principal outstanding, accrued interest and the applicable make-whole prepayment premium.

(9) Subject to mandatory tender on March 1, 2003, to either the dealer or the Leasing Subsidiary. The initial coupon of 6.75% applies to first five-year term through the mandatory tender date. If tendered to the dealer, the notes must be remarketed. The rates reset upon remarketing.

(10) These obligations were assumed as part of the TriNet Acquisition. As part of the accounting for the purchase, these fixed rate obligations were considered to have stated interest rates which were below the then prevailing market rates at which the Leasing Subsidiary could issue new debt obligations and, accordingly, the Company ascribed a market discount to each obligation. Such discounts will be amortized as an adjustment to interest expense using the effective interest method over the related term of the obligations. As adjusted, the effective annual interest rates on these obligations were 8.81%, 8.75%, 9.51% and 9.04%, for the 6.75% Dealer Remarketable Securities, 7.30% Notes, 7.70% Notes and 7.95% Notes, respectively.

                              ISTAR FINANCIAL INC.

NOTE 6--DEBT OBLIGATIONS (CONTINUED)

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

    On May 17, 2000, the Company closed the inaugural offering under its proprietary matched funding program, iStar Asset Receivables ("STARS"), Series 2000-1. In the initial transaction, a wholly-owned subsidiary of the Company issued $896.5 million of investment grade bonds secured by the subsidiary's assets, which had an aggregate outstanding principal balance of approximately $1.2 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The Company initially purchased the class F bonds at a par value of $38.2 million, which the Company financed with a $27.8 million repurchase agreement maturing in May 2001, which had a balance of $24.5 million at March 31, 2001 and is included in other debt obligations in the preceding table (this repurchase agreement was repaid subsequent to the quarter ended March 31, 2001). On July 17, 2000, the Company sold, at par, $5.0 million of the class F bonds to an institutional investor. For accounting purposes, these transactions were treated as secured financings.

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

    On December 28, 2000, the Company expanded its existing $675.0 million secured warehouse facility to $700.0 million. The Company extended the original March 2001 maturity date to March 2005, including a one-year "term-out" extension option to the facility's maturity during which the interest rate spread will increase 0.25%, no additional draws under the facility will be permitted, and the outstanding principal must amortize 25% per quarter. In connection with the extension, the Company and the facility lender also increased the range of collateral eligible for inclusion in the facility. Also in connection with the extension,

                              ISTAR FINANCIAL INC.

NOTE 6--DEBT OBLIGATIONS (CONTINUED)
the Company agreed to increase the facility's interest rate from LIBOR plus 1.50% to a revised rate of LIBOR plus 1.75% to 2.25%, depending upon certain conditions.

    On January 11, 2001, the Company closed a new $700.0 million secured revolving credit facility which is led by a major commercial bank. The new facility has a three-year primary term and one-year "term-out" extension option, and bears interest at LIBOR plus 1.40% to 2.15%, depending upon the collateral contributed to the borrowing base. The new facility accepts a broad range of structured finance assets and has a final maturity of January 2005. In addition, on February 22, 2001, the Company extended the maturity of its $350.0 million unsecured revolving credit facility to May 2002.

    During the three-month period ended March 31, 2001, the Company incurred an extraordinary loss of approximately $1.0 million as a result of the early retirement of certain secured debt obligations of its Leasing Subsidiary.

    Future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands) (unaudited):

2001 (remaining nine months)................................  $  213,662
2002(1).....................................................     246,894
2003........................................................     367,878
2004(1).....................................................     218,719
2005(1).....................................................     638,395
Thereafter..................................................     452,774
                                                              ----------
Total principal maturities..................................   2,138,322
Net unamortized debt (discounts)............................     (17,488)
                                                              ----------
Total debt obligations......................................  $2,120,834
                                                              ==========

EXPLANATORY NOTE:

------------------------------

(1) Assumes exercise of one-year extension option on both secured and unsecured revolving facilities.

NOTE 7--SHAREHOLDERS' EQUITY

   As described in Note 1, the Company consummated a series of transactions on November 4, 1999 in which its class A and class B shares were exchanged into a single class of Common Stock. The Company's charter now provides for the issuance of up to 200.0 million shares of Common Stock, par value $0.001 per share, and 30.0 million shares of preferred stock. As part of these transactions, the Company adopted articles supplementary creating four series of preferred stock designated as 9.5% Series A Cumulative Redeemable Preferred Stock, consisting of 4.4 million shares, 9.375% Series B Cumulative Redeemable Preferred Stock, consisting of 2.3 million shares, 9.20% Series C Cumulative Redeemable Preferred Stock, consisting of approximately 1.5 million shares, and 8.0% Series D Cumulative Redeemable Preferred Stock, consisting of 4.6 million shares. The Series B, C and D Cumulative Redeemable Preferred Stock were issued in the TriNet Acquisition in exchange for similar issuances of TriNet stock then outstanding. The Series A, B, C and D Cumulative Redeemable Preferred Stock are redeemable without premium at the option of the Company at their respective liquidation preferences beginning on December 15, 2003, June 15, 2001,
August 15, 2001 and October 8, 2002, respectively.

                              ISTAR FINANCIAL INC.

NOTE 7--SHAREHOLDERS' EQUITY (CONTINUED)
    STOCK REPURCHASE PROGRAM: The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of both March 31, 2001 and December 31, 2000, the Company had repurchased approximately
2.3 million shares at an aggregate cost of approximately $40.7 million.

NOTE 8--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

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

    The Company has entered into a LIBOR interest rate cap struck at 7.50% in the notional amount of $38.3 million, which expires in June 2001. In addition, in connection with the TriNet Acquisition, the Company acquired LIBOR interest rate caps currently struck at 7.75%, 7.75% and 7.50% in notional amounts of $75.0 million, $35.0 million and $75.0 million, respectively, which expire in December 2004, December 2004 and August 2001, respectively. In connection with the closing of STARS, Series 2000-1 in May 2000, the Company entered into a LIBOR interest rate cap struck at 10.00% in the notional amount of $312.0 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Company's net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the significant terms of these arrangements are substantially the same, the effects of a revaluation of these two instruments are expected to substantially offset one another. In January 2001 and March 2001, two interest rate caps with notional amounts of $40.4 million and $300.0 million, respectively, matured. At March 31, 2001 and December 31, 2000, the net fair value of the Company's interest rate caps were $0.1 million and $0.4 million, respectively.

    The Company has entered into LIBOR interest rate swaps struck at 7.055%, and 7.058%, both with notional amounts of $125.0 million that expire in June 2003. These swaps effectively fix the interest rate on a portion of the Company's floating-rate term loan obligations. In connection with the TriNet Acquisition, the Company acquired an interest rate swap which, together with certain existing interest rate cap agreements, effectively fix the interest rate on $75.0 million of the Leasing Subsidiary's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. Management expects that it

                              ISTAR FINANCIAL INC.

NOTE 8--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS (CONTINUED) will have aggregate LIBOR-based borrowings at the Leasing Subsidiary in excess of the notional amount for the duration of the swap. The actual borrowing cost to the Company with respect to indebtedness covered by the swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. In January 2001 and June 2000, interest rate swaps with notional amounts of approximately $92.0 million and $112.0 million, respectively, matured. At March 31, 2001 and December 31, 2000, the fair value (liability) of the Company's interest rate swaps was ($13.9) million and ($7.7) million, respectively.

    During the year ended December 31, 1999, the Company settled an aggregate notional amount of approximately $63.0 million that was outstanding under certain hedging agreements which the Company had entered into in order to hedge the potential effects of interest rate movements on anticipated fixed-rate borrowings. The settlement of such agreements resulted in a receipt of approximately $0.6 million which had been deferred pending completion of the planned fixed-rate financing transaction. Subsequently, the transaction was modified and was actually consummated as a variable-rate financing transaction. As a result, the previously deferred receipt no longer qualified for hedge accounting treatment and the $0.6 million was recognized as a gain included in other income in the consolidated statement of operations for the year ended December 31, 2000 in connection with the closing of STARS, Series 2000-1 in May 2000.

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

    CREDIT RISK CONCENTRATIONS--Concentrations of credit risks arise when a number of borrowers or customers related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors various segments of its portfolio to assess potential concentrations of credit risks. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

    Substantially all of the Company's real estate subject to operating leases (including those held by joint ventures) and loans and other lending investments, are collateralized by facilities located in the United States, with significant concentrations (i.e., greater than 10%) as of March 31, 2001 in California (23.6%), Texas (16.0%) and New York (11.0)%. As of March 31, 2001, the Company's investments also contain significant concentrations in the following asset/collateral types: office (48.3%) and hotel/resorts (21.0%).

    The Company underwrites the credit of prospective borrowers and customers and often requires them to provide some form of credit support such as corporate guarantees or letters of credit. Although the Company's loans and other lending investments and corporate customer lease assets are geographically diverse and the borrowers and customers operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or customer, the inability of that borrower or customer to make its payment could have an adverse effect on the Company. As of March 31, 2001, the Company's five largest borrowers or customers collectively accounted for approximately 21.5% of the Company's aggregate annualized interest and operating lease revenue.

                              ISTAR FINANCIAL INC.

NOTE 9--INCOME TAXES

    Although originally formed to qualify as a REIT under the Code for the purpose of making and acquiring various types of mortgage and other loans, during 1993 through 1997, the Company failed to qualify as a REIT. As confirmed by a closing agreement with the IRS obtained in March 1998, the Company was eligible, elected to be taxed as a REIT and qualified for REIT status for the tax years commencing on January 1, 1998. The Company did not incur any material tax liabilities as a result of its operations during such years.

NOTE 10--STOCK OPTION PLANS AND EMPLOYEE BENEFITS

    The Company's 1996 Long-Term Incentive Plan (the "Plan") is designed to provide incentive compensation for officers, other key employees and directors of the Company. The Plan provides for awards of stock options and restricted stock and other performance awards. The maximum number of shares of Common Stock available for awards under the Plan is 9% of the outstanding shares of Common Stock, calculated on a fully diluted basis, from time to time; provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 5.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan, other than automatic awards to non-employee directors, are at the discretion of the Board or a committee of the Board. At March 31, 2001, a total of approximately 7.8 million shares of Common Stock were available for awards under the Plan, of which options to purchase approximately 5.6 million shares of Common Stock were outstanding and approximately 239,000 shares of restricted stock were outstanding.

    Concurrently with the Recapitalization Transactions, the Company issued approximately 2.5 million (as adjusted) fully vested and immediately exercisable options to purchase class A shares at $14.72 per share (as adjusted) to the external advisor with a term of ten years. The external advisor granted a portion of these options to its employees and the remainder were allocated to an affiliate. Upon consummation of the Advisor Transaction, these individuals became employees of the Company. In general, the grants to these employees provided for scheduled vesting over a predefined service period of three to five years and, under certain conditions, provide for accelerated vesting. These options expire on March 15, 2008.

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

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK OPTION PLANS AND EMPLOYEE BENEFITS (CONTINUED)
    Changes in options outstanding during the three months ended March 31, 2001 are as follows:

                                                               NUMBER OF SHARES
                                                     ------------------------------------   AVERAGE
                                                                 NON-EMPLOYEE                STRIKE
                                                     EMPLOYEES    DIRECTORS       OTHER      PRICE
                                                     ---------   ------------   ---------   --------
OPTIONS OUTSTANDING, DECEMBER 31, 2000
  (UNAUDITED)......................................  3,535,572     226,379        961,163    $18.97
  Granted in 2001..................................    839,400          --        100,000    $19.69
  Exercised in 2001................................   (101,259)         --             --    $15.20
  Forfeited in 2001................................     (1,627)         --             --    $26.63
                                                     ---------     -------      ---------
OPTIONS OUTSTANDING, MARCH 31, 2001 (UNAUDITED)....  4,272,086     226,379      1,061,163
                                                     =========     =======      =========

    The following table summarizes information concerning outstanding and exercisable options as of March 31, 2001 (unaudited):

                                OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                        ------------------------------------   ----------------------
                                       WEIGHTED
                                        AVERAGE     WEIGHTED                 WEIGHTED
                                       REMAINING    AVERAGE                  AVERAGE
                          OPTIONS     CONTRACTUAL   EXERCISE    CURRENTLY    EXERCISE
EXERCISE PRICE RANGE    OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
--------------------    -----------   -----------   --------   -----------   --------
$14.72 - $15.00          1,913,812(1)     6.96       $14.73     1,006,727     $14.72
$16.69 - $16.88          1,189,604        8.78       $16.86       451,548     $16.86
$17.38 - $17.56            550,000        8.96       $17.39       166,669     $   --
$19.50 - $19.75            945,650        9.76       $19.69            --     $   --
$20.63 - $21.44            258,050        6.62       $21.01       100,050     $21.13
$22.44 - $22.45             54,500        3.57       $22.44        34,500     $22.45
$23.32 - $23.64            130,180        3.38       $23.46       100,689     $23.41
$24.13 - $24.57            173,650        4.56       $24.31       173,650     $24.31
$25.22 - $26.09             34,500        3.15       $25.74        34,500     $25.74
$26.30 - $26.85            108,100        3.17       $26.74       108,100     $26.74
$28.26 - $28.54             67,113        2.96       $28.37        62,540     $28.37
$30.33                     119,025        2.97       $30.33        98,906     $30.33
$33.15 - $33.70             10,350        1.72       $33.39         8,913     $33.43
$55.39                       5,094        8.17       $55.39         1,698     $55.39
                         ---------       -----       ------     ---------     ------
                         5,559,628        7.57       $18.03     2,348,490     $18.63
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

    The Company has elected to use the intrinsic method for accounting for options issued to employees or directors, as allowed under Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123") and, accordingly, recognizes no compensation charge in connection with these options to the extent that the options exercise price equals or exceeds the quoted price of the Company's common shares at the date of grant or measurement date. In connection with the Advisor Transaction, as part of the computation of the one-time charge to earnings, the Company

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK OPTION PLANS AND EMPLOYEE BENEFITS (CONTINUED) calculated a deferred compensation charge of approximately $5.1 million. This deferred charge represents the difference of the closing sales price of the shares of Common Stock on the date of the Advisor Transaction of $20.25 over the strike price of the options of $14.72 per share (as adjusted) for the unvested portion of the options granted to former employees of the Advisor who are now employees of the Company. This deferred charge will be amortized over the related remaining vesting terms to the individual employees as additional compensation expense.

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

    During the three-month period ended March 31, 2001, the Company granted 94,859 restricted stock units ("RSU's") to employees in lieu of cash bonuses for the year ended December 31, 2000 at the employees' election. These RSU's were immediately vested on the date of grant and are not transferable for a period of one year following vesting. During the year ended December 31, 2000, the Company granted 143,646 RSU's to employees. Of this total, 74,996 RSU's were granted in lieu of cash bonuses at the employees' election, were immediately vested on the date of grant, and were not transferable for a period of one year following vesting. An additional 68,650 of such RSU's vest over periods ranging from one to three years following the date of grant and are transferable upon vesting.

    Effective November 4, 1999, the Company implemented a savings and retirement plan (the "401 (k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401 (k) Plan following completion of six months of continuous service with the Company. Each participant may contribute on a pretax basis between 2% and 15% of such participant's compensation. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf up to 50% of the first 10% of the participant's annual contribution. The Company made contributions of approximately $113,000 and $100,000 to the 401(k) Plan for the three-month periods ended March 31, 2001 and 2000, respectively.

NOTE 11--EARNINGS PER SHARE

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

                              ISTAR FINANCIAL INC.

NOTE 11--EARNINGS PER SHARE (CONTINUED)
    As described in Note 1, in the Incorporation Merger, the class B shares were converted into shares of Common Stock on a 49-for-one basis (the same ratio at which class B shares were previously convertible into class A shares), and the class A shares were converted into shares of Common Stock on a one-for-one basis. As a result, the Company no longer has multiple classes of common shares. Basic and diluted earnings per share are based upon the following weighted average shares outstanding during the three-month periods ended March 31, 2001 and 2000, respectively (in thousands):

                                                                    FOR THE
                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                  (UNAUDITED)
Weighted average common shares outstanding for basic
  earnings per common share.................................   85,833     85,087
Add effect of assumed shares issued under treasury stock
  method for stock options and restricted stock units.......    1,316        362
                                                               ------     ------
Weighted average common shares outstanding for diluted
  earnings per common share.................................   87,149     85,449
                                                               ======     ======

NOTE 12--COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective January 1, 1998. Total comprehensive income was $29.8 million and $51.7 million for the three-month periods ended March 31, 2001 and 2000, respectively. The primary component of comprehensive income other than net income was the adoption of SFAS No. 133.

    For the three months ended March 31, 2001, the change in fair market value of the Company's interest rate swaps was $6.2 million and was recorded in other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands) (unaudited):

Net income..................................................  $ 45,417
Other comprehensive income (loss):
  Unrealized gains (losses) on securities for the period....        --
  Cumulative effect of change in accounting principle (SFAS
    No. 133) on other comprehensive income..................   (9,445)
  Unrealized derivative losses on cash flow hedges..........   (6,190)
                                                              --------
Other comprehensive income..................................  $ 29,782
                                                              ========

NOTE 13--DIVIDENDS

    In order to maintain its election to qualify as a REIT, the Company must distribute, at a minimum, an amount equal to 90% of its taxable income and must distribute 100% of its taxable income to avoid paying

                              ISTAR FINANCIAL INC.

NOTE 13--DIVIDENDS (CONTINUED)
corporate federal income taxes. The distribution rate was modified to 95% from 90% by the REIT Modernization Act beginning in fiscal 2001. The Company anticipates it will distribute all of its taxable income to its shareholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses, in certain circumstances, the Company may be required to borrow to make sufficient dividend payments to meet this anticipated dividend threshold.

    On November 4, 1999, the class A shares were converted into shares of Common Stock on a one-for-one basis. In November 1999, the Company declared and paid a dividend of a total of one million shares of Common Stock pro rata to all holders of record of Common Stock as of the close of business on November 3, 1999. For the year ended December 31, 2000, total dividends declared by the Company aggregated $205.5 million, or $2.40 per common share. On April 2, 2001, the Company declared a dividend of approximately $52.6 million, or $0.6125 per common share applicable to the three-month period ended March 31, 2001 and payable to shareholders of record on April 16, 2001. The Company also declared dividends aggregating $5.2 million, $1.2 million, $0.7 million and $2.0 million, respectively, on its Series A, B, C and D preferred stock, respectively, for the three-month period ended March 31, 2001. There are no divided arrearages on any of the preferred shares currently outstanding.

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

    Holders of shares of the Series C preferred stock are entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 9.20% per annum of the $25.00 liquidation preference, equivalent to a fixed annual rate of $2.30 per share. The remaining terms relating to dividends of the Series C preferred stock are substantially identical to the terms of the Series B preferred stock described above.

    Holders of shares of the Series D preferred stock are entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 8.00% per annum of the $25.00 liquidation preference, equivalent to a fixed annual rate of $2.00 per share. The remaining terms relating to dividends of the Series D preferred stock are substantially identical to the terms of the Series B preferred stock described above.

    The exact amount of future quarterly dividends to common shareholders will be determined by the Board of Directors based on the Company's actual and expected operations for the fiscal year and the Company's overall liquidity position.

                              ISTAR FINANCIAL INC.

NOTE 14--SEGMENT REPORTING

    Statement of Financial Accounting Standard No. 131 ("SFAS No. 131") establishes standards for the way the public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders.

    The Company has two reportable segments: Real Estate Lending and Corporate Tenant Leasing. The Company does not have substantial foreign operations. The accounting policies of the segments are the same as those described in Note 3. The Company has no single customer that accounts for 10% or more of revenues (see Note 8 for other information regarding concentrations of credit risk).

    The Company evaluates performance based on the following financial measures for each segment. Selected results of operations for the three months ended March 31, 2001 and 2000 and selected asset information as of March 31, 2001 and December 31, 2000 regarding the Company's operating segments are as follows (in thousands):

                                                                CORPORATE
                                                  REAL ESTATE     TENANT     CORPORATE/    COMPANY
                                                    LENDING     LEASING(1)    OTHER(2)      TOTAL
                                                  -----------   ----------   ----------   ----------
                                                                     (UNAUDITED)
Total revenues(3):
Three months ended:
  March 31, 2001................................  $   72,333    $   49,633    $    653    $  122,619
  March 31, 2000................................      60,083        46,272       4,533       110,888
Total operating and interest expense(4):
Three months ended:
  March 31, 2001................................  $   32,722    $   27,432    $  6,962    $   67,116
  March 31, 2000................................      22,517        29,080       7,477        59,074
Net operating income before minority
  interests(5):
Three months ended:
  March 31, 2001................................  $   39,611    $   22,201    $ (6,309)   $   55,503
  March 31, 2000................................      37,566        17,192      (2,944)       51,814
Total long-lived assets(6):
  March 31, 2001................................  $2,236,030    $1,638,017         N/A    $3,874,047
  December 31, 2000.............................   2,225,183     1,670,169         N/A     3,895,352
Total assets:
  March 31, 2001................................  $2,236,030    $1,638,017    $139,845    $4,013,892
  December 31, 2000.............................   2,225,183     1,670,169     139,423     4,034,775

EXPLANATORY NOTES:
------------------------------

(1) Includes the Company's pre-existing Corporate Tenant Leasing investments since March 18, 1998 and the Corporate Tenant Leasing business acquired in the TriNet Acquisition since November 4, 1999.

(2) Corporate and Other represents all corporate level items, including general and administrative expenses and any intercompany eliminations necessary to reconcile to the consolidated Company totals. This caption also includes the Company's servicing business, which is not considered a material separate segment.

(3) Total revenues represents all revenues earned during the period from the assets in each segment. Revenue from the Real Estate Lending business primarily represents interest income and revenue from the Corporate Tenant Leasing business primarily represents operating lease income.

(4) Total operating and interest expense represents provision for possible credit losses for the Real Estate Lending business and operating costs on corporate tenant lease assets for the Corporate Tenant Leasing business, as well as interest expense

                              ISTAR FINANCIAL INC.

NOTE 14--SEGMENT REPORTING (CONTINUED)
    specifically related to each segment. General and administrative expense, advisory fees (prior to November 4, 1999) and stock option compensation expense is included in Corporate and Other for all periods. Depreciation and amortization of $8,808 and $9,009 for the three-month periods ended
    March 31, 2001 and 2000, respectively, are included in the amounts presented above.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    As discussed in Note 1 to the Company's Consolidated Financial Statements, on March 18, 1998, the Company completed the Recapitalization Transactions which, among other things, substantially recapitalized the Company and modified its investment policy.

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

    As discussed in Note 1 to the Company's Consolidated Financial Statements, on November 3, 1999, the Company's shareholders approved a series of transactions including: (1) the acquisition of TriNet; (2) the acquisition of the Company's external advisor; and (3) the reorganization of the Company from a trust to a corporation and the exchange of the class A and class B shares for Common Stock. Pursuant to the TriNet acquisition, TriNet merged with and into a subsidiary of the Company, with TriNet surviving as a wholly-owned subsidiary of the Company. In the acquisition, each share of common stock of TriNet was converted into 1.15 shares of Common Stock. Each share of TriNet Series A, Series B and Series C Cumulative Redeemable Preferred Stock was converted into a share of Series B, Series C or Series D (respectively) Cumulative Redeemable Preferred Stock of the Company. The Company's preferred stock issued to the former TriNet preferred shareholders has substantially the same terms as the TriNet preferred stock, except that the new Series B, C and D preferred shares have additional voting rights not associated with the TriNet preferred stock. The Company's Series A Preferred Stock remained outstanding with the same rights and preferences as existed prior to the TriNet acquisition. As a consequence of the acquisition of its external advisor, the Company is now internally-managed and no longer pays external advisory fees.

    The transactions described above and other related transactions have materially impacted the historical operations of the Company. Accordingly, the reported historical financial information for periods prior to these transactions is not believed to be fully indicative of the Company's future operating results or financial condition.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THE THREE-MONTH PERIOD ENDED
  MARCH 31, 2000

    INTEREST INCOME--Interest income increased to approximately $66.9 million for the three months ended March 31, 2001 from approximately $60.1 million for the same period in 2000. This increase in interest income is a result of a higher average balance of loans and other lending investments due to $733.7 million of newly-originated loan investments subsequent to March 31, 2000 and an additional $99.5 million funded under existing loan commitments. The increase was partially offset by a reduction in interest earned as a result of principal repayments of approximately $649.0 million made to the Company on its loan investments during the same period.

    OPERATING LEASE INCOME--Operating lease income increased to approximately $49.5 million for the three months ended March 31, 2001 from approximately
$46.3 million for the same period in 2000. Of this increase, $3.0 million was attributable to new corporate tenant lease investments made after March 31, 2000 and $1.1 million to additional operating lease income from existing corporate tenant lease investments owned in both quarters. In addition, joint venture income contributed $1.9 million to the increase. These increases in operating lease income from assets owned were partially offset by a

$2.8 million decrease in operating lease income resulting from asset dispositions made after March 31, 2000.

    OTHER INCOME--Included in other income for three-month period ended March 31, 2001 are participation payments of approximately $2.1 million, advisory fees of approximately $868,000, and a prepayment penalty of approximately $725,000 on a payoff of a senior mortgage.

    INTEREST EXPENSE--The Company's interest expense increased by $8.6 million for the three months ended March 31, 2001 over the same period in the prior year. The increase was in part due to higher average aggregate borrowings by the Company on its credit facilities, other term loans and secured notes, the proceeds of which were used to fund additional investments.

    OPERATING COSTS-CORPORATE TENANT LEASE ASSETS--For the three months ended March 31, 2001, property operating costs associated with corporate tenant lease assets decreased by approximately $89,000 to approximately $3.2 million, net of recoveries from corporate tenants. Such operating costs represent unreimbursed operating expenses associated with corporate tenant lease assets.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization decreased by approximately $201,000 to $8.8 million for the three months ended March 31, 2001 over the same period in the prior year. This decrease is primarily the result of corporate tenant lease dispositions in 2000, partially offset by additional investments.

    GENERAL AND ADMINISTRATIVE--The Company's general and administrative expenses during the three months ended March 31, 2001 decreased by approximately $801,000 to $6.1 million compared to the same period in 2000. These decreases were generally the result of the increased efficiency of the Company's operations after the acquisition of TriNet for a full year.

    PROVISION FOR POSSIBLE CREDIT LOSSES--The Company's charge for provision for possible credit losses increased to $1.8 million from $1.5 million as a result of expanded lending operations as well as additional seasoning of the Company's existing lending portfolio. As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, the Company has not realized any actual losses on any of its loan investments to date. However, the Company has considered it prudent to establish a policy of providing reserves for potential losses in the current portfolio which may occur in the future. Accordingly, since its first full quarter as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for possible credit losses in its operating results. The Company will continue to recognize quarterly provisions until a stabilized reserve level is attained.

    STOCK-BASED COMPENSATION EXPENSE--Stock compensation expense increased by approximately $312,000 as a result of charges relating to grants of stock options to non-employees, in addition to grants of stock options to the Company's employees, including amortization of the deferred charge related to options granted to employees of the Company's former external advisor subsequent to such personnel becoming direct employees of the Company as of November 4, 1999.

    GAIN ON SALE OF CORPORATE TENANT LEASE ASSETS--On March 29, 2001, the Company disposed of one corporate tenant lease asset for total proceeds of $3.9 million, and recognized a gain of approximately $555,000.

    During the first quarter of 2000, the Company disposed of two assets for total proceeds of $46.0 million, and recognized gains of approximately $533,000.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--In March 2001, the Company repaid the 1994 mortgage loan which had an original maturity date of December 2004. In connection with this early repayment, the Company incurred certain prepayment penalties, which resulted in an extraordinary loss of $1.0 million during the first quarter of 2001.

    Prior to the prepayment, and during the first quarter of 2000, certain of the proceeds from an asset disposition were used to partially repay
$8.1 million of the 1994 Mortgage Loan. In connection with this partial paydown, the Company incurred certain prepayment penalties, which resulted in additional extraordinary loss of $317,000.

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

    Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond the control of the Company. As more fully discussed in Note 8 to the Company's Consolidated Financial Statements, the Company employs match funding-based hedging strategies to limit the effects of changes in interest rates on its operations, including engaging in interest rate caps, floors, swaps, futures and other interest rate-related derivative contracts. These strategies are specifically designed to reduce the Company's exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate movements in the market. The Company does not enter into derivative contracts for speculative purposes nor as a hedge against changes in credit risk of its borrowers or of the Company itself.

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

    As more fully discussed in Note 6 to the Company's Consolidated Financial Statements, at March 31, 2001, the Company had existing fixed-rate borrowings of approximately $149.9 million secured by real estate under operating leases which mature in 2009, an aggregate of approximately $137.9 million in LIBOR-based, variable-rate loans secured by subordinate mortgage investments and real estate under operating leases which mature between fiscal 2001 and 2003, fixed-rate corporate debt obligations aggregating approximately $357.3 million which mature between 2001 and 2017, and other variable- and fixed-rate secured debt obligations aggregating approximately $82.3 million which mature at various dates through 2010.

    In addition, the Company has entered into LIBOR-based secured revolving credit facilities of $700.0 million, $700.0 million and $500.0 million, respectively, which expire in fiscal 2005, 2005 and 2002, respectively. The maturities of these secured revolving facilities include a one-year "term-out" extension at the Company's option. As of March 31, 2001, the Company had drawn approximately $122.1 million, $384.2 million and $232.0 million under these facilities, respectively. Availability under these facilities is based on collateral provided under a borrowing base calculation. The Company also has two unsecured credit facilities totaling $450.0 million. The $100.0 million facility had no outstanding balance as of March 31, 2001, matures in January 2002, which includes a one-year extension option and bears interest at LIBOR plus 2.25%. In addition, the Leasing Subsidiary's $350.0 million unsecured credit facility had a balance of $68.7 million as of March 31, 2001, matures on May 31, 2002 and bears interest at LIBOR plus 1.55%. In February 2001, the Company extended the maturity of this credit facility to May 2002. Under the terms of the this facility, the Leasing Subsidiary is generally permitted to make cash distributions to the Company in an amount equal to 85% of cash flow from operations in any rolling four-quarter period. On February 22, 2001, the Company extended the term of this facility to May 2002.

    The Company has entered into a LIBOR interest rate cap struck at 7.50% in the notional amount of $38.3 million, which expires in June 2001. In addition, in connection with the TriNet Acquisition, the Company acquired LIBOR interest rate caps currently struck at 7.75%, 7.75% and 7.50% in notional amounts of $75.0 million, $35.0 million and $75.0 million, respectively, which expire in December 2004, December 2004 and August 2001, respectively. In connection with the closing of STARS, Series 2000-1 in May 2000, the Company entered into a LIBOR interest rate cap struck at 10.00% in the notional amount of $312.0 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Company's net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the significant terms of these arrangements are substantially the same, the effects of a revaluation of these two instruments are expected to substantially offset one another. In January 2001 and March 2001, two interest rate caps with notional amounts of $40.4 million and $300.0 million, respectively, matured. At March 31, 2001 and December 31, 2000, the net fair value of the Company's interest rate caps were $0.1 million and $0.4 million, respectively.

    The Company has entered into LIBOR interest rate swaps struck at 7.055%, and 7.058%, both with notional amounts of $125.0 million that expire in June 2003. These swaps effectively fix the interest rate on a portion of the Company's floating-rate term loan obligations. In connection with the TriNet Acquisition, the Company acquired an interest rate swap which, together with certain existing interest rate cap agreements, effectively fix the interest rate on $75.0 million of the Leasing Subsidiary's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. Management expects that it will have aggregate LIBOR-based borrowings at the Leasing Subsidiary in excess of the notional amount for the duration of the swap. The actual borrowing cost to the Company with respect to indebtedness covered by the swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. In January 2001 and June 2000, interest rate swaps with notional amounts of approximately $92.0 million and $112.0 million, respectively, matured. At March 31, 2001 and December 31, 2000, the fair value (liability) of the Company's remaining interest rate swaps was ($13.9) million and ($7.7) million, respectively.

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

    On May 17, 2000, the Company closed the inaugural offering under its proprietary matched funding program, STARS, Series 2000-1. In the initial transaction, a wholly-owned subsidiary of the Company issued $896.5 million of investment grade bonds secured by the subsidiary's assets, which had an aggregate outstanding principal balance of approximately $1.2 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The Company initially purchased the class F bonds at a par value of $38.2 million, which the Company financed with a $27.8 million repurchase agreement maturing in May 2001, which had a balance of $24.5 million at March 31, 2001 and is included in other debt obligations in the preceding table (this repurchase agreement was repaid subsequent to the quarter ended March 31, 2001). On July 17, 2000, the Company sold, at par, $5.0 million of the class F bonds to an institutional investor. For accounting purposes, these transactions were treated as secured financings.

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

    On December 28, 2000, the Company expanded its existing $675.0 million secured warehouse facility to $700.0 million. The Company extended the original March 2001 maturity date to March 2005, including a one-year "term-out" extension option to the facility's maturity during which the interest rate spread will increase 0.25%, no additional draws under the facility will be permitted, and the outstanding principal must amortize 25% per quarter. In connection with the extension, the Company and the facility lender also increased the range of collateral eligible for inclusion in the facility. Also in connection with the extension, the Company agreed to increase the facility's interest rate from LIBOR plus 1.50% to a revised rate of LIBOR plus 1.75% to 2.25%, depending upon certain conditions.

    On January 11, 2001, the Company closed a new $700.0 million secured revolving credit facility which is led by a major commercial bank. The new facility has a three-year primary term and one-year "term-out" extension option, and bears interest at LIBOR plus 1.40% to 2.15%, depending upon the collateral contributed to the borrowing base. The new facility accepts a broad range of structured finance assets and has a final maturity of January 2005. In addition, on February 22, 2001, the Company also extended the maturity of its $350.0 million unsecured revolving credit facility to May 2002.

    STOCK REPURCHASE PROGRAM: The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of both March 31, 2001 and December 31, 2000, the Company had repurchased approximately
2.3 million shares at an aggregate cost of approximately $40.7 million.

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

                                                                     FOR THE
                                                                   THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
                                                                   (UNAUDITED)
Adjusted earnings:
  Net income................................................  $54,644       $51,989
  Add: Depreciation.........................................    8,808         9,009
  Add: Allocated share of joint venture depreciation........      951           610
  Add: Amortization of deferred financing costs.............    5,542         2,234
  Less: Preferred dividends.................................   (9,227)       (9,227)
  Add: Cumulative effect of change in accounting
    principle (1)...........................................      282            --
  Less: Gain on sale of corporate tenant lease assets.......     (555)         (533)
  Add: Extraordinary loss-early extinguishment of debt......    1,037           317
                                                              -------       -------
Adjusted earnings allocable to common shareholders:
  Basic.....................................................  $61,482       $54,399
                                                              =======       =======
  Diluted...................................................  $61,722       $54,399
                                                              =======       =======
Adjusted earnings per common share:
  Basic.....................................................  $  0.72       $  0.64
                                                              =======       =======
  Diluted...................................................  $  0.71       $  0.64
                                                              =======       =======

EXPLANATORY NOTE:
------------------------------

(1) Represents one-time effect of adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001.

NEW ACCOUNTING STANDARDS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). On June 23, 1999, the FASB voted to defer the effectiveness of SFAS No. 133 for one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) in certain circumstances a hedge of a foreign currency exposure. The Company adopted this pronouncement, as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--deferral of the Effective Date of FASB Statement
No. 133" and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Hedging Activities-an Amendment of FASB No. 133," January 1, 2001. Because the Company has primarily used derivatives as cash flow hedges of interest rate risk only, the adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company. However, should the Company change its current use of such derivatives (see Note 8), the adoption of SFAS No. 133 could have a more significant effect on the Company prospectively.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company adopted SAB 101, as required, in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material financial impact on the financial position or results of operations of the Company.

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

OTHER MATTERS

1940 ACT EXEMPTION

    The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e., "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. As of March 31, 2001, the Company calculates that it is in and has maintained compliance with this requirement.

FORWARD LOOKING STATEMENTS

    When used in this Form 10-Q, in future SEC filings or in press releases or other written or oral communications, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions that such forward looking statements speak only as of the date made and that various factors including regional and national economic conditions, changes in levels of market interest rates, credit and other risks of lending and investment activities, and competitive and regulatory factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected.

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

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM-8-K

    a.  Exhibits

    3.1 Master Repurchase Agreement between iStar DB Seller, LLC, Seller and Deutsche Bank AG, New York Branch, Buyer dated January 11, 2001.

    b.  Reports on Form 8-K

       None.

                                   SIGNATURES

    Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      iSTAR FINANCIAL INC.
                                                      REGISTRANT

Date: May 15, 2001                                    /s/ JAY SUGARMAN
                                                      ------------------------------------------------
                                                      Jay Sugarman
                                                      CHAIRMAN OF THE BOARD OF DIRECTORS,
                                                      CHIEF EXECUTIVE OFFICER AND PRESIDENT

Date: May 15, 2001                                    /s/ SPENCER B. HABER
                                                      ------------------------------------------------
                                                      Spencer B. Haber
                                                      EXECUTIVE VICE PRESIDENT--FINANCE,
                                                      CHIEF FINANCIAL OFFICER, DIRECTOR AND SECRETARY