Form 10-Q
period 2001-06-30
ISTAR FINANCIAL INC
filed 2001-08-03
CIK 1095651

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 1-10150

                           --------------------------

                              ISTAR FINANCIAL INC.

             (Exact name of registrant as specified in its charter)

                   MARYLAND                                       95-6881527
       (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                      Identification Number)

   1114 AVENUE OF THE AMERICAS, 27TH FLOOR
                 NEW YORK, NY                                       10036
   (Address of principal executive offices)                       (Zip Code)

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

    Indicate by check mark whether the registrant; (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of July 31, 2001, there were 86,485,250 shares of common stock of iStar Financial Inc., $0.001 par value per share, outstanding ("Common Stock").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ISTAR FINANCIAL INC.
                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                         --------
PART I.   Consolidated Financial Information..........................       3

Item 1.   Financial Statements:

          Consolidated Balance Sheets at June 30, 2001 and December
           31, 2000...................................................       3

          Consolidated Statements of Operations--For the three- and
           six-month periods ended June 30, 2001 and 2000.............       4

          Consolidated Statements of Changes in Shareholders'
           Equity--For the six-month period ended June 30, 2001.......       5

          Consolidated Statements of Cash Flows--For the three- and
           six-month periods ended June 30, 2001 and 2000.............       6

          Notes to Consolidated Financial Statements..................       7

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................      30

PART II.  Other Information...........................................      40

Item 1.   Legal Proceedings...........................................      40

Item 2.   Changes in Securities and Use of Proceeds...................      40

Item 3.   Defaults Upon Senior Securities.............................      40

Item 4.   Submission of Matters to a Vote of Security Holders.........      40

Item 5.   Other Information...........................................      40

Item 6.   Exhibits and Reports on Form 8-K............................      40

SIGNATURES............................................................      41

PART I--CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ISTAR FINANCIAL INC.

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                AS OF         AS OF
                                                               JUNE 30,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
                                        ASSETS
Loans and other lending investments, net....................  $2,252,255    $2,225,183
Real estate subject to operating leases, net................   1,634,524     1,670,169
Cash and cash equivalents...................................      26,301        22,752
Restricted cash.............................................      27,800        20,441
Marketable securities.......................................          41            41
Accrued interest and operating lease income receivable......      17,353        20,167
Deferred operating lease income receivable..................      15,220        10,236
Deferred expenses and other assets..........................      77,135        62,224
Investment in iStar Operating...............................       2,721         3,562
                                                              ----------    ----------
  Total assets..............................................  $4,053,350    $4,034,775
                                                              ==========    ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities....  $   61,320    $   52,038
Dividends payable...........................................       5,225        56,661
Debt obligations............................................   2,153,031     2,131,967
                                                              ----------    ----------
  Total liabilities.........................................   2,219,576     2,240,666
                                                              ----------    ----------
Commitments and contingencies...............................          --            --
Minority interest in consolidated entities..................       2,649         6,224
Shareholders' equity:
Series A Preferred Stock, $0.001 par value, liquidation
  preference $50.00 per share, 4,400 shares issued and
  outstanding at June 30, 2001 and December 31, 2000,
  respectively..............................................           4             4
Series B Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 2,000 shares issued and
  outstanding at June 30, 2001 and December 31, 2000,
  respectively..............................................           2             2
Series C Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 1,300 shares issued and
  outstanding at June 30, 2001 and December 31, 2000,
  respectively..............................................           1             1
Series D Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 4,000 shares issued and
  outstanding at June 30, 2001 and December 31, 2000,
  respectively..............................................           4             4
Common Stock, $0.001 par value, 200,000 shares authorized,
  86,288 and 85,726 shares issued and outstanding at June
  30, 2001 and December 31, 2000, respectively..............          86            85
Warrants and options........................................      20,953        16,943
Additional paid in capital..................................   1,977,645     1,966,396
Retained earnings (deficit).................................    (112,290)     (154,789)
Accumulated other comprehensive income (losses) (See Note
  12).......................................................     (14,539)          (20)
Treasury stock (at cost)....................................     (40,741)      (40,741)
                                                              ----------    ----------
  Total shareholders' equity................................   1,831,125     1,787,885
                                                              ----------    ----------
  Total liabilities and shareholders' equity................  $4,053,350    $4,034,775
                                                              ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                            FOR THE               FOR THE
                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2001       2000       2001       2000
                                                      --------   --------   --------   --------
REVENUE:
  Interest income...................................  $ 63,903   $ 66,864   $130,816   $126,947
  Operating lease income............................    49,244     47,223     98,767     93,495
  Other income......................................     7,678      3,827     13,861      8,360
                                                      --------   --------   --------   --------
    Total revenue...................................   120,825    117,914    243,444    228,802
                                                      --------   --------   --------   --------

COSTS AND EXPENSES:
  Interest expense..................................    41,368     42,770     87,728     80,559
  Operating costs-corporate tenant lease assets.....     3,274      2,959      6,510      6,284
  Depreciation and amortization.....................     8,778      8,862     17,586     17,871
  General and administrative........................     6,498      7,808     12,600     14,711
  Provision for possible credit losses..............     1,750      1,500      3,500      3,000
  Stock-based compensation expense..................     1,200        586      2,060      1,134
                                                      --------   --------   --------   --------
    Total costs and expenses........................    62,868     64,485    129,984    123,559
                                                      --------   --------   --------   --------
Net income before minority interest, gain on sale of
  corporate tenant lease assets, extraordinary loss
  and cumulative effect of change in accounting
  principle.........................................    57,957     53,429    113,460    105,243
Minority interest in consolidated entities..........       (41)       (41)      (136)       (82)
Gain on sale of corporate tenant lease assets.......     1,044        441      1,599        974
                                                      --------   --------   --------   --------
Net income before extraordinary loss and cumulative
  effect of change in accounting principle..........    58,960     53,829    114,923    106,135
Extraordinary loss on early extinguishment of
  debt..............................................        --         --     (1,037)      (317)
Cumulative effect of change in accounting principle
  (See Note 3)......................................        --         --       (282)        --
                                                      --------   --------   --------   --------
Net income..........................................    58,960     53,829    113,604    105,818
Preferred dividend requirements.....................    (9,227)    (9,227)   (18,454)   (18,454)
                                                      --------   --------   --------   --------
Net income allocable to common shareholders.........  $ 49,733   $ 44,602   $ 95,150   $ 87,364
                                                      ========   ========   ========   ========
Basic earnings per common share.....................  $   0.58   $   0.52   $   1.11   $   1.03
                                                      ========   ========   ========   ========
Diluted earnings per common share...................  $   0.56   $   0.52   $   1.09   $   1.02
                                                      ========   ========   ========   ========

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                            SERIES A    SERIES B    SERIES C    SERIES D     COMMON    WARRANTS    ADDITIONAL
                                            PREFERRED   PREFERRED   PREFERRED   PREFERRED    STOCK        AND       PAID-IN
                                              STOCK       STOCK       STOCK       STOCK      AT PAR     OPTIONS     CAPITAL
                                            ---------   ---------   ---------   ---------   --------   ---------   ----------
Balance at December 31, 2000..............    $  4        $  2        $  1        $  4        $ 85      $16,943    $1,966,396
Exercise of options.......................      --          --          --          --           1           --        8,428
Dividends declared-preferred stock........      --          --          --          --          --           --          166
Dividends declared-common stock...........      --          --          --          --          --           --           --
Restricted stock units issued to employees
  in lieu of cash bonuses.................      --          --          --          --          --           --        1,478
Restricted stock units granted to
  employees...............................      --          --          --          --          --           --        1,021
Options granted to employees..............      --          --          --          --          --        4,010           --
Issuance of stock under DRIP plan.........      --          --          --          --          --           --          156
Cumulative effect of change in accounting
  principle...............................      --          --          --          --          --           --           --
Change in accumulated other comprehensive
  income..................................      --          --          --          --          --           --           --
Net income for the period.................      --          --          --          --          --           --           --
                                              ----        ----        ----        ----        ----      -------    ----------
Balance at June 30, 2001..................    $  4        $  2        $  1        $  4        $ 86      $20,953    $1,977,645
                                              ====        ====        ====        ====        ====      =======    ==========

                                                         ACCUMULATED
                                            RETAINED        OTHER
                                             EARNING    COMPREHENSIVE    TREASURY     TOTAL
                                            (DEFICIT)       INCOME        STOCK       EQUITY
                                            ---------   --------------   --------   ----------
Balance at December 31, 2000..............  $(154,789)     $    (20)     $(40,741)  $1,787,885
Exercise of options.......................         --            --           --         8,429
Dividends declared-preferred stock........    (18,454)           --           --       (18,288)
Dividends declared-common stock...........    (52,651)           --           --       (52,651)
Restricted stock units issued to employees
  in lieu of cash bonuses.................         --            --           --         1,478
Restricted stock units granted to
  employees...............................         --            --           --         1,021
Options granted to employees..............         --            --           --         4,010
Issuance of stock under DRIP plan.........         --            --           --           156
Cumulative effect of change in accounting
  principle...............................         --        (9,445)          --        (9,445)
Change in accumulated other comprehensive
  income..................................         --        (5,074)          --        (5,074)
Net income for the period.................    113,604            --           --       113,604
                                            ---------      --------      --------   ----------
Balance at June 30, 2001..................  $(112,290)     $(14,539)     $(40,741)  $1,831,125
                                            =========      ========      ========   ==========

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     FOR THE                 FOR THE
                                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                    JUNE 30,                JUNE 30,
                                                              ---------------------   ---------------------
                                                                2001        2000*       2001        2000*
                                                              ---------   ---------   ---------   ---------
Cash flows from operating activities:
Net income..................................................  $  58,960   $  53,829   $ 113,604   $ 105,818
Adjustments to reconcile net income to cash flows provided
  by operating activities:
  Minority interest.........................................         41          41         136          82
  Non-cash expense for options issued.......................      1,200         586       2,060       1,134
  Depreciation and amortization.............................     13,488      11,846      27,797      22,980
  Amortization of discounts/premiums, deferred interest and
    costs on lending investments............................    (14,429)     (4,683)    (19,301)    (11,750)
  Equity in earnings of unconsolidated joint ventures and
    subsidiaries............................................       (887)     (2,087)     (3,689)     (2,411)
  Distributions from operating joint ventures...............      1,818       1,426       2,916       2,378
  Deferred operating lease income adjustments...............     (2,407)     (2,249)     (4,983)     (4,531)
  Realized (gains) losses on sales of securities............         --          --          --         229
  Gain on sale of corporate tenant lease assets.............     (1,044)       (441)     (1,599)       (974)
  Extraordinary loss on early extinguishment of debt........         --          --       1,037         317
  Cumulative effect of change in accounting principle.......         --          --         282          --
  Provision for possible credit losses......................      1,750       1,500       3,500       3,000
  Changes in assets and liabilities:
    (Increase) decrease in accrued interest and operating
      lease income receivable...............................      1,786        (768)      3,152      (2,181)
    Increase in deferred expenses and other assets..........     (5,384)     (6,526)     (6,230)     (9,967)
    Increase (decrease) in accounts payable, accrued
      expenses and other liabilities........................       (150)        421      (2,745)     (4,336)
                                                              ---------   ---------   ---------   ---------
  Cash flows provided by operating activities...............     54,742      52,895     115,937      99,788
                                                              ---------   ---------   ---------   ---------
Cash flows from investing activities:
  New investment originations...............................   (300,182)   (231,248)   (543,471)   (443,173)
  Principal fundings on existing loan commitments...........    (13,327)    (21,267)    (24,442)    (37,809)
  Net proceeds from sale of corporate tenant lease assets...      4,079     100,974       7,834     146,265
  Repayments of and principal collections from loans and
    other lending investments...............................    309,588      41,429     556,980     163,232
  Investments in and advances to unconsolidated joint
    ventures................................................       (169)    (11,305)       (488)    (11,973)
  Distributions from unconsolidated joint ventures..........         --          --      24,265          --
  Capital expenditures for build-to-suit activities.........     (4,772)         --      (6,419)         --
  Capital improvement projects on real estate subject to
    operating leases........................................     (2,083)         --      (2,083)         --
  Other capital expenditures on real estate subject to
    operating leases........................................       (813)     (1,224)     (1,572)     (3,082)
                                                              ---------   ---------   ---------   ---------
  Cash flows provided by (used in) investing activities.....     (7,679)   (122,641)     10,604    (186,540)
                                                              ---------   ---------   ---------   ---------
Cash flows from financing activities:
  Net borrowings (repayments) under revolving credit
    facilities..............................................    141,893    (562,304)    183,052    (497,127)
  Borrowings under term loans...............................    193,000      60,000     210,040      90,000
  Repayments under term loans...............................    (78,883)   (230,629)   (116,215)   (240,355)
  Repayments under unsecured notes..........................   (100,000)         --    (100,000)         --
  Borrowings under repurchase agreements....................         --      27,981         367      27,981
  Repayments under repurchase agreements....................    (24,683)     (2,273)    (56,008)     (2,392)
  Repayments under bond offerings...........................    (99,908)    857,015    (101,897)    857,015
  Common dividends paid.....................................    (52,651)    (51,170)   (104,087)    (99,611)
  Preferred dividends paid..................................     (9,145)     (9,144)    (18,288)    (18,288)
  Increase in restricted cash held in connection with debt
    obligations.............................................    (14,575)     (4,882)     (7,358)     (5,943)
  Distributions to minority interest in consolidated
    entities................................................        (41)        (41)     (3,711)        (82)
  Extraordinary loss on early extinguishment of debt........         --          --      (1,037)       (317)
  Payments for deferred financing costs.....................     (5,032)    (23,858)    (16,459)    (25,771)
  Increase in loan costs....................................         --         (25)         --        (131)
  Proceeds from exercise of options and issuance of DRIP
    shares..................................................      6,962          83       8,609          83
                                                              ---------   ---------   ---------   ---------
  Cash flows provided by (used in) financing activities.....    (43,063)     60,753    (122,992)     85,062
                                                              ---------   ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents............      4,000      (8,993)      3,549      (1,690)
Cash and cash equivalents at beginning of period............     22,301      41,711      22,752      34,408
                                                              ---------   ---------   ---------   ---------
Cash and cash equivalents at end of period..................  $  26,301   $  32,718   $  26,301   $  32,718
                                                              =========   =========   =========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest, net of amounts
    capitalized.............................................  $  38,147   $  34,595   $  80,970   $  71,445
                                                              =========   =========   =========   =========

----------------------------------

*   RECLASSIFED TO CONFORM TO 2001 PRESENTATION.

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

    In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's consolidated financial position at June 30, 2001 and December 31, 2000 and the results of its operations, changes in shareholders' equity and its cash flows for the three- and six-month periods ended June 30, 2001 and 2000, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

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

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CAPITALIZED INTEREST--The Company capitalizes interest costs incurred during the land development or construction period on qualified development projects, including investments in joint ventures accounted for under the equity method. Interest capitalized was approximately $487,000 and $338,000 during the six-month periods ended June 31, 2001 and 2000, respectively, and was approximately $286,000 and $0 during the three-month periods ended June 31, 2001 and 2000, respectively.

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

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    LEASING INVESTMENTS: Operating lease revenue is recognized on the straight-line method of accounting from the later of the date of the origination of the lease or the date of acquisition of the facility subject to existing leases. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as a deferred operating lease income receivable on the balance sheet.

    PROVISION FOR POSSIBLE CREDIT LOSSES--The Company's accounting policies require that an allowance for estimated credit losses be maintained at a level that management, based upon an evaluation of known and inherent risks in the portfolio, considers adequate to provide for possible credit losses. Specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral less disposition costs on an individual loan basis. Management considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Management measures these impaired loans at the fair value of the loans' underlying collateral less estimated disposition costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan; however, these loans are placed on non-accrual status at such time as either: (1) the loans become 90 days delinquent; or (2) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment. While on non-accrual status, interest income is recognized only upon actual receipt. Impairment losses are recognized as direct write-downs of the related loan with a corresponding charge to the provision for possible credit losses. Charge-offs occur when loans, or a portion thereof, are considered uncollectible and of such little value that further pursuit of collection is not warranted. Management also provides a portfolio reserve based upon its periodic evaluation and analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors.

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

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

                              ISTAR FINANCIAL INC.

NOTE 4--LOANS AND OTHER LENDING INVESTMENTS

    The following is a summary description of the Company's loans and other lending investments (in thousands) (unaudited):

                                                                                                   CARRYING VALUE AS OF
                                                       # OF        ORIGINAL       PRINCIPAL      -------------------------
        TYPE OF                                      BORROWERS    COMMITMENT       BALANCES       JUNE 30,    DECEMBER 31,
       INVESTMENT         UNDERLYING PROPERTY TYPE  IN CLASS(1)    AMOUNT(1)    OUTSTANDING(1)      2001          2000
------------------------  ------------------------  -----------   -----------   --------------   ----------   ------------
Senior Mortgages          Office/Hotel/Mixed Use/        16       $1,135,143      $1,032,868     $1,016,547    $1,210,992
                          Apartment/Retail/Resort/
                          Entertainment

Subordinated Mortgages    Office/Hotel/Mixed Use         13          405,120         352,690       349,563        325,558

Corporate Loans/          Office/Hotel/Residential/      19          610,046         587,922       557,759        398,978
  Partnership Loans/      Entertainment
  Unsecured Notes

Loan Participations       Office/Retail                   3          127,497         111,364       111,232        111,251

Other Lending             Resort/Office/Mixed Use/      N/A              N/A             N/A       234,654        192,404
  Investments             Residential/Industrial
                                                                                                 ----------    ----------

Gross Carrying Value                                                                             $2,269,755    $2,239,183
Provision for Possible
  Credit Losses                                                                                    (17,500)       (14,000)
                                                                                                 ----------    ----------
Total, Net                                                                                       $2,252,255    $2,225,183
                                                                                                 ==========    ==========


                            EFFECTIVE
        TYPE OF             MATURITY       CONTRACTUAL INTEREST      CONTRACTUAL INTEREST      PRINCIPAL     PARTICIPATION
       INVESTMENT             DATES          PAYMENT RATES(2)          ACCRUAL RATES(2)       AMORTIZATION     FEATURES
------------------------  -------------   -----------------------   -----------------------   ------------   -------------
Senior Mortgages           2001 to 2019   Fixed: 6.13% to 14.25%    Fixed: 6.13% to 18.25%       Yes (3)        No
                                          Variable: LIBOR + 1.50%   Variable: LIBOR + 1.50%
                                          to 4.50%                  to 4.50%
Subordinated Mortgages     2002 to 2011   Fixed: 7.00% to 15.25%    Fixed: 7.32% to 17.00%       Yes (3)        Yes  (4)
                                          Variable: LIBOR + 5.80%   Variable: LIBOR + 5.80%
Corporate Loans/           2001 to 2011   Fixed: 6.13% to 15.00%    Fixed: 6.13% to 17.50%       Yes            Yes  (4)
  Partnership Loans/                      Variable: LIBOR + 2.78%   Variable: LIBOR + 2.78%
  Unsecured Notes                         to 7.50%                  to 7.50%
Loan Participations        2003 to 2005   Fixed: 10.00% to 13.60%   Fixed: 13.60% to 14.00%      No             Yes  (4)
                                          Variable: LIBOR + 4.50%   Variable: LIBOR + 4.50%
Other Lending              2002 to 2013   Fixed: 6.75% to 12.75%    Fixed: 6.75% to 12.75%       No             Yes  (4)
  Investments                             Variable: LIBOR + 7.56%   Variable: LIBOR + 7.56%
                                          to 9.36%                  to 9.36%
Gross Carrying Value
Provision for Possible
  Credit Losses
Total, Net

EXPLANATORY NOTES:
----------------------------------------

(1) Amounts and details are for loans outstanding as of June 30, 2001.

(2) Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on June 30, 2001 was 3.86%.

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

                              ISTAR FINANCIAL INC.

    During the six-month periods ended June 30, 2001 and 2000, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $543.5 million and $443.2 million in loans and other lending investments, funded $24.4 million and $37.8 million under existing loan commitments, and received principal repayments of $557.0 million and $163.2 million.

    As of June 30, 2001, the Company had nine loans with unfunded commitments. The total unfunded commitment amount was approximately $127.4 million, of which $53.4 million was discretionary (i.e., at the Company's option) and $74.0 million was non-discretionary.

    The Company's loans and other lending investments are predominantly pledged as collateral under either the iStar Asset Receivables secured notes, the secured revolving facilities or secured term loans (see Note 6).

    The Company has reflected provisions for possible credit losses of approximately $1.8 million and $1.5 million in its results of operations during the three months ended June 30, 2001 and 2000, respectively, and $3.5 million and $3.0 million during the six months ended June 30, 2001 and 2000, respectively. These provisions represent portfolio reserves based on management's evaluation of general market conditions, the Company's internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults, and the underlying collateral. No direct impairment reserves on specific loans were considered necessary. Management may transfer reserves between general and specific reserves as considered necessary.

NOTE 5--REAL ESTATE SUBJECT TO OPERATING LEASES

    The Company's investments in real estate subject to operating leases, at cost, were as follows (in thousands) (unaudited):

                                                               JUNE 30,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
Buildings and improvements..................................  $1,299,223    $1,294,572
Land and land improvements..................................     343,458       344,490
Less: accumulated depreciation..............................     (63,740)      (46,975)
                                                              ----------    ----------
                                                               1,578,941     1,592,087
Investments in unconsolidated joint ventures................      55,583        78,082
                                                              ----------    ----------
  Real estate subject to operating leases, net..............  $1,634,524    $1,670,169
                                                              ==========    ==========

    Under certain leases, the Company receives additional participating lease payments to the extent gross revenues of the tenant exceed a base amount. The Company earned no such additional participating lease payments in the three- and six-month periods ended June 31, 2001 and 2000, respectively. In addition, the Company also receives reimbursements from tenants for certain facility operating expenses.

    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES--At June 30, 2001, the Company had investments in five joint ventures: (1) TriNet Sunnyvale Partners L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant; (2) Corporate Technology Associates LLC ("CTC I"), whose external member is Corporate Technology Centre Partners LLC; (3) Sierra Land Ventures ("Sierra"), whose external joint venture partner is Sierra-LC Land, Ltd.; (4) TriNet Milpitas Associates, LLC ("Milpitas"), whose external member is The Prudential Insurance Company of America; and (5) ACRE Simon, L.L.C. ("ACRE"), whose external partner is William
E. Simon & Sons Realty Investments, L.L.C. These ventures were formed for the purpose of operating, acquiring and in certain cases, developing corporate tenant lease facilities. At June 30, 2001, all facilities held by CTC II and TN-CP had been sold. The Company previously had an equity investment in CTC II, which was sold for approximately $66.0 million in September 2000. In connection with this sale, the note receivable from the venture was modified to mature on December 31, 2001. The note receivable and related accrued interest are included in Loans and Other Lending Investments at June 30, 2001 and December 31, 2000.

    At June 30, 2001, the ventures comprised 23 net leased facilities. Additionally, 17.7 acres of land are held for sale. The Company's combined investment in these joint ventures at June 30, 2001 was $55.6 million. The joint ventures' purchase price for the 23 facilities owned at June 30, 2001 was $344.5 million. The purchase price of the land held for sale was $6.8 million. In the aggregate, the joint ventures had total assets of $383.6 million and total liabilities of $280.7 million as of June 30, 2001, and net income of $4.4 million and

                              ISTAR FINANCIAL INC.

NOTE 5--REAL ESTATE SUBJECT TO OPERATING LEASES (CONTINUED)
$8.0 million for the three and six months ended June 30, 2001. The Company accounts for these investments under the equity method because the Company's joint venture partners have certain participating rights which limit the Company's control. The Company's investments in and advances to unconsolidated joint ventures, its percentage ownership interests, its respective income and the Company's pro rata share of its ventures' third-party debt as of June 30, 2001 are presented below (in thousands) (unaudited):

                                                                                                   PRO RATA
                                                                                        JOINT      SHARE OF
                                                              OWNERSHIP     EQUITY     VENTURE    THIRD-PARTY
UNCONSOLIDATED JOINT VENTURE                                      %       INVESTMENT    INCOME       DEBT
----------------------------                                  ---------   ----------   --------   -----------
Operating:
  Sunnyvale.................................................    44.7%       $12,208     $  218      $ 10,728
  CTC I.....................................................    50.0%        10,226      2,051        60,838
  Milpitas..................................................    50.0%        24,398      2,021        40,385
  ACRE Simon................................................    20.0%         4,972         92         6,675
Development:
  Sierra....................................................    50.0%         3,779        148           724
                                                                            -------     ------      --------
      Total.................................................                $55,583     $4,530      $119,350
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

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--DEBT OBLIGATIONS

    As of June 30, 2001 and December 31, 2000, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands) (unaudited):

                                                   CARRYING VALUE AS OF
                                    MAXIMUM     ---------------------------             STATED                   SCHEDULED
                                     AMOUNT       JUNE 30,     DECEMBER 31,            INTEREST                   MATURITY
                                   AVAILABLE        2001           2000                 RATES                       DATE
                                   ----------   ------------   ------------   --------------------------   ----------------------
SECURED REVOLVING CREDIT
  FACILITIES:
    Line of credit...............  $  700,000    $  194,100     $  284,371      LIBOR + 1.75% - 2.25%         March 2005 (1)
    Line of credit...............     700,000       514,503             --      LIBOR + 1.40% - 2.15%        January 2005 (1)
    Line of credit...............     500,000        81,248        307,978      LIBOR + 1.50% - 1.75%         August 2003 (1)
UNSECURED REVOLVING CREDIT
  FACILITIES:
    Line of credit...............     350,000       153,000        173,450          LIBOR + 1.55%              May 2002 (2)
    Line of credit...............     100,000         6,000             --          LIBOR + 2.25%            January 2003 (2)
                                   ----------    ----------     ----------
    Total revolving credit         $2,350,000       948,851        765,799
      facilities.................
                                   ==========
SECURED TERM LOANS:
    Secured by real estate under operating          149,113        150,678              7.44%                   March 2009
      leases.................................
    Secured by corporate lending                     60,000         60,000          LIBOR + 2.50%              June 2004 (3)
      investments............................
    Secured by real estate under operating               --         77,860          LIBOR + 1.38%                June 2001
      leases.................................
    Secured by real estate under operating           40,720         60,471       Fixed: 6.00%-11.38%       Various through 2011
      leases.................................
    Secured by real estate under operating          193,000             --        LIBOR + 1.85% (4)            July 2006 (4)
      leases.................................
                                                 ----------     ----------
    Total term loans.........................       442,833        349,009
    Debt premiums............................           379             51
                                                 ----------     ----------
    Total secured term loans.................       443,212        349,060

iStar Asset Receivables secured notes:
    Class A..................................       105,216        207,114          LIBOR + 0.30%             August 2003 (5)
    Class B..................................        94,055         94,055          LIBOR + 0.50%            October 2003 (5)
    Class C..................................       105,813        105,813          LIBOR + 1.00%            January 2004 (5)
    Class D..................................        52,906         52,906          LIBOR + 1.45%              June 2004 (5)
    Class E..................................       123,447        123,447          LIBOR + 2.75%            January 2005 (5)
    Class F..................................         5,000          5,000          LIBOR + 3.15%            January 2005 (5)
                                                 ----------     ----------
    Total iStar Asset Receivables secured           486,437        588,335
      notes..................................

UNSECURED NOTES (6):
    6.75% Dealer Remarketable Securities            125,000        125,000              6.75%                   March 2013
      (7)....................................
    7.30% Notes..............................            --        100,000              7.30%                    May 2001
    7.70% Notes..............................       100,000        100,000              7.70%                    July 2017
    7.95% Notes..............................        50,000         50,000              7.95%                    May 2006
                                                 ----------     ----------
    Total unsecured notes....................       275,000        375,000
    Less: debt discount (8)..................       (17,091)       (18,490)
                                                 ----------     ----------
    Total unsecured notes....................       257,909        356,510
OTHER DEBT OBLIGATIONS.......................        16,622         72,263             Various                    Various
                                                 ----------     ----------
TOTAL DEBT OBLIGATIONS.......................    $2,153,031     $2,131,967
                                                 ==========     ==========

EXPLANATORY NOTES:_____________
(1) Maturity date reflects a one-year "term-out" extension at the Company's option.

(2) Subsequent to June 30, 2001, the Company replaced both of these facilities with a new $300.0 million revolving credit facility bearing interest at LIBOR + 2.125%. The new facility has an initial maturity of July 2003 with a one-year extension at the Company's option and another one-year extension at the lenders' option.

(3) Maturity date reflects a one-year extension at the Company's option.

(4) On June 14, 2001, the Company closed $193.0 million of financing secured by 15 corporate tenant lease assets. The three-year floating-rate loan bears interest at LIBOR plus 1.85% (not to exceed 10.00%) and has two one-year extensions at the Company's option (maturity date reflects extensions).

(5) Principal payments on these bonds are a function of the principal repayments on loan assets which collateralize these obligations. The dates indicated above represent the expected date on which the final payment would occur for such class based on the assumptions that the loans which collateralize the obligations are not voluntarily prepaid, the loans are paid on their effective maturity dates and no extensions of the effective maturity dates of any of the loans are granted. The final maturity date for the underlying indenture on classes A, B, C, D, E and F is September 25, 2022.

(6) The notes are callable by the Company at any time for an amount equal to the total of principal outstanding, accrued interest and the applicable make-whole prepayment premium.

(7) Subject to mandatory tender on March 1, 2003, to either the dealer or the Leasing Subsidiary. The initial coupon of 6.75% applies to first five-year term through the mandatory tender date. If tendered to the dealer, the notes must be remarketed. The rates reset upon remarketing.

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

    On May 17, 2000, the Company closed the inaugural offering under its proprietary matched funding program, iStar Asset Receivables ("STARs"), Series 2000-1. In the initial transaction, a wholly-owned subsidiary of the Company issued $896.5 million of investment grade bonds secured by the subsidiary's assets, which had an aggregate outstanding principal balance of approximately $1.2 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The Company initially purchased the class F bonds at a par value of $38.2 million, which the Company financed with a $27.8 million repurchase agreement maturing in May 2001 (this repurchase agreement was repaid in April 2001). On July 17, 2000, the Company sold, at par, $5.0 million of the class F bonds to an institutional investor. For accounting purposes, these transactions were treated as secured financings.

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

    On January 11, 2001, the Company closed a new $700.0 million secured revolving credit facility which is led by a major commercial bank. The new facility has a three-year primary term and one-year

                              ISTAR FINANCIAL INC.

NOTE 6--DEBT OBLIGATIONS (CONTINUED)
"term-out" extension option, and bears interest at LIBOR plus 1.40% to 2.15%, depending upon the collateral contributed to the borrowing base. The new facility accepts a broad range of structured finance assets and has a final maturity of January 2005. In addition, on February 22, 2001, the Company extended the maturity of its $350.0 million unsecured revolving credit facility to May 2002.

    On May 15, 2001, the Company repaid its $100.0 million 7.30% unsecured notes. These notes were senior unsecured obligations of the Company and ranked equally with the Company's other senior unsecured and unsubordinated indebtedness.

    On June 14, 2001, the Company closed $193.0 million of financing secured by 15 corporate tenant lease assets. The three-year floating-rate loan bears interest at LIBOR plus 1.85% (not to exceed 10.00%) and has two one-year extensions at the Company's option. The Company used these proceeds to repay a $77.8 million secured term loan maturing in June 2001 and to pay down a portion of its revolving credit facilities. In addition, the Company extended the final maturity of its $500.0 million secured revolving credit facility to August 12, 2003.

    On July 27, 2001, the Company completed a $300.0 million revolving credit facility with a group of leading financial institutions. The new facility has an initial maturity of July 2003, with a one-year extension at the Company's option and another one-year extension at the lenders' option. The new facility replaces two prior credit facilities maturing in 2002 and 2003, and bears interest at LIBOR + 2.125%.

    During the six-month period ended June 30, 2001, the Company incurred an extraordinary loss of approximately $1.0 million as a result of the early retirement of certain secured debt obligations of its Leasing Subsidiary.

    As of June 30, 2001, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands) (unaudited) (1):

2001 (remaining six months).................................  $   16,622
2002........................................................     167,807
2003........................................................     286,520
2004........................................................     218,719
2005........................................................     840,675
Thereafter..................................................     639,400
                                                              ----------
Total principal maturities..................................   2,169,743
Net unamortized debt discounts..............................     (16,712)
                                                              ----------
Total debt obligations......................................  $2,153,031
                                                              ==========

EXPLANATORY NOTE:_______________

(1) Assumes exercise of extensions to the extent such extensions are at the Company's option.

NOTE 7--SHAREHOLDERS' EQUITY

   As described in Note 1, the Company consummated a series of transactions on November 4, 1999 in which its class A and class B shares were exchanged into a single class of Common Stock. The Company's charter now provides for the issuance of up to 200.0 million shares of Common Stock, par

                              ISTAR FINANCIAL INC.

NOTE 7--SHAREHOLDERS' EQUITY (CONTINUED) value $0.001 per share, and 30.0 million shares of preferred stock. As part of these transactions, the Company adopted articles supplementary creating four series of preferred stock designated as 9.5% Series A Cumulative Redeemable Preferred Stock, consisting of 4.4 million shares, 9.375% Series B Cumulative Redeemable Preferred Stock, consisting of 2.3 million shares, 9.20% Series C Cumulative Redeemable Preferred Stock, consisting of approximately 1.5 million shares, and 8.0% Series D Cumulative Redeemable Preferred Stock, consisting of
4.6 million shares. The Series B, C and D Cumulative Redeemable Preferred Stock were issued in the TriNet Acquisition in exchange for similar issuances of TriNet stock then outstanding. The Series A, B, C and D Cumulative Redeemable Preferred Stock are redeemable without premium at the option of the Company at their respective liquidation preferences beginning on December 15, 2003, June 15, 2001, August 15, 2001 and October 8, 2002, respectively.

    STOCK REPURCHASE PROGRAM: The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of both June 30, 2001 and December 31, 2000, the Company had repurchased approximately
2.3 million shares at an aggregate cost of approximately $40.7 million.

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

    In connection with the TriNet Acquisition, the Company acquired LIBOR interest rate caps currently struck at 7.75%, and 7.75% in notional amounts of $75.0 million and $35.0 million, respectively, which both expire in December 2004. In June 2001, an interest rate cap acquired in the TriNet Acquisition, with a notional amount of $75.0 million, matured. In connection with the closing of STARs, Series 2000-1 in May 2000, the Company entered into a LIBOR interest rate cap struck at

                              ISTAR FINANCIAL INC.

NOTE 8--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS (CONTINUED)
10.00% in the notional amount of $312.0 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Company's net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the significant terms of these arrangements are substantially the same, the effects of a revaluation of these two instruments are expected to substantially offset one another. In January 2001, March 2001 and June 2001 three interest rate caps with notional amounts of $40.4 million, $300.0 million and $38.3 million respectively, matured. At June 30, 2001 and December 31, 2000, the net fair value of the Company's interest rate caps were $0.4 million and $0.4 million, respectively.

    The Company has entered into LIBOR interest rate swaps struck at 7.055% and 7.058%, both with notional amounts of $125.0 million that expire in June 2003. These swaps effectively fix the interest rate on a portion of the Company's floating-rate term loan obligations. In connection with the TriNet Acquisition, the Company acquired an interest rate swap which, together with certain existing interest rate cap agreements, effectively fix the interest rate on $75.0 million of the Leasing Subsidiary's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. Management expects that it will have aggregate LIBOR-based borrowings at the Leasing Subsidiary in excess of the notional amount for the duration of the swap. The actual borrowing cost to the Company with respect to indebtedness covered by the swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. In January 2001 and June 2000, interest rate swaps with notional amounts of approximately $92.0 million and $112.0 million, respectively, matured. At June 30, 2001 and December 31, 2000, the fair value (liability) of the Company's interest rate swaps was ($12.8) million and ($7.7) million, respectively.

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

    CREDIT RISK CONCENTRATIONS--Concentrations of credit risks arise when a number of borrowers or customers related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors various segments of its portfolio to assess

                              ISTAR FINANCIAL INC.

NOTE 8--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS (CONTINUED) potential concentrations of credit risks. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

    Substantially all of the Company's real estate subject to operating leases (including those held by joint ventures) and loans and other lending investments, are collateralized by facilities located in the United States, with significant concentrations (i.e., greater than 10.0%) as of June 30, 2001 in California (24.9%), Texas (14.1%) and New York (11.3%). As of June 30, 2001, the Company's investments also contain significant concentrations in the following asset/collateral types: office (47.9%) and hotel/resorts (20.1%).

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

NOTE 10--STOCK OPTION PLANS AND EMPLOYEE BENEFITS

    The Company's 1996 Long-Term Incentive Plan (the "Plan") is designed to provide incentive compensation for officers, other key employees and directors of the Company. The Plan provides for awards of stock options and shares of restricted stock and other performance awards. The maximum number of shares of Common Stock available for awards under the Plan is 9.0% of the outstanding shares of Common Stock, calculated on a fully diluted basis, from time to time; provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 5.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan, other than automatic awards to non-employee directors, are at the discretion of the Board or a committee of the Board. At June 30, 2001, a total of approximately
7.9 million shares of Common Stock were available for awards under the Plan, of which options to purchase approximately 6.0 million shares of Common Stock were outstanding and approximately 650,000 shares of restricted stock were outstanding.

    Concurrently with the Recapitalization Transactions, the Company issued approximately 2.5 million (as adjusted) fully vested and immediately exercisable options to purchase class A shares at $14.72 per share (as adjusted) to the external advisor with a term of ten years. The external advisor granted a portion of these options to its employees and the remainder were allocated to an affiliate. Upon consummation of the Advisor Transaction, these individuals became employees of the Company. In general, the grants to these employees provided for scheduled vesting over a predefined service period

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK OPTION PLANS AND EMPLOYEE BENEFITS (CONTINUED) of three to five years and, under certain conditions, provide for accelerated vesting. These options expire on March 15, 2008.

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

    Also, as a result of the TriNet Acquisition, TriNet terminated its dividend equivalent rights program. The program called for immediate vesting and cash redemption of all dividend equivalent rights upon a change of control of 50.0% or more of the voting common stock of TriNet. Concurrent with the TriNet Acquisition, all dividend equivalent rights were vested and amounts due to former TriNet employees of approximately $8.3 million were paid by the Company. Such payments were included as part of the purchase price paid by the Company to acquire TriNet for financial reporting purposes.

    Changes in options outstanding during the six months ended June 30, 2001 are as follows:

                                                               NUMBER OF SHARES
                                                     ------------------------------------   AVERAGE
                                                                 NON-EMPLOYEE                STRIKE
                                                     EMPLOYEES    DIRECTORS       OTHER      PRICE
                                                     ---------   ------------   ---------   --------
OPTIONS OUTSTANDING, DECEMBER 31, 2000
  (UNAUDITED)......................................  3,535,572     226,379        961,163    $18.97
  Granted in 2001..................................  1,618,400          --        100,000    $19.81
  Exercised in 2001................................   (425,494)    (10,000)            --    $18.09
  Forfeited in 2001................................    (51,122)         --             --    $28.13
                                                     ---------     -------      ---------
OPTIONS OUTSTANDING, JUNE 30, 2001 (UNAUDITED).....  4,677,356     216,379      1,061,163
                                                     =========     =======      =========

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK OPTION PLANS AND EMPLOYEE BENEFITS (CONTINUED)
    The following table summarizes information concerning outstanding and exercisable options as of June 30, 2001 (unaudited):

                                OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                        ------------------------------------   ----------------------
                                       WEIGHTED
                                        AVERAGE     WEIGHTED                 WEIGHTED
                                       REMAINING    AVERAGE                  AVERAGE
                          OPTIONS     CONTRACTUAL   EXERCISE    CURRENTLY    EXERCISE
EXERCISE PRICE RANGE    OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
--------------------    -----------   -----------   --------   -----------   --------
$14.72 - $15.00          1,809,792        6.71       $14.73     1,261,530     $14.72
$16.69 - $16.88          1,107,939        8.52       $16.86       370,282     $16.88
$17.38 - $17.56            690,000        8.72       $17.39       223,335     $17.38
$19.50 - $19.75          1,695,400        9.62       $19.69         2,083     $19.54
$20.63 - $21.44            108,050        2.48       $21.12       100,050     $21.13
$22.44 - $22.45             20,000        9.26       $22.44            --     $   --
$23.32 - $23.64             72,335        2.88       $23.57        52,850     $23.55
$24.13 - $24.71            127,500        4.28       $24.28       126,500     $24.27
$25.10 - $26.09             21,700        5.15       $26.04        20,700     $26.09
$26.30 - $26.85            110,100        3.05       $26.75       108,100     $26.74
$27.00                      25,000        9.99       $27.00            --     $   --
$28.26 - $28.54             55,613        3.29       $28.37        55,613     $28.37
$30.33                      96,025        3.40       $30.33        85,967     $30.33
$33.15 - $33.70             10,350        1.47       $33.39         8,913     $33.43
$55.39                       5,094        7.92       $55.39         3,396     $55.39
                         ---------       -----       ------     ---------     ------
                         5,954,898        7.78       $18.06     2,419,319     $17.89
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

    In connection with the original grant of options in March 1998 to its external advisor, the Company utilized the option value method as required by SFAS No. 123. An independent financial

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK OPTION PLANS AND EMPLOYEE BENEFITS (CONTINUED) advisory firm estimated the value of these options at date of grant to be approximately $2.40 per share using a Black-Scholes valuation model. In the absence of comparable historical market information for the Company, the advisory firm utilized assumptions consistent with activity of a comparable peer group of companies, including an estimated option life of five years, a 27.5% volatility rate and an estimated annual dividend rate of 8.5%. The resulting charge to earnings was calculated as the number of options allocated to the Advisor multiplied by the estimated value at consummation. A charge of approximately $6.0 million was reflected in the Company's first quarter 1998 financial results for this original grant.

    Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

    During the six-month period ended June 30, 2001, the Company granted 94,859 restricted shares to employees in lieu of cash bonuses for the year ended December 31, 2000 at the employees' election. These restricted shares were immediately vested on the date of grant and are not transferable for a period of one year following vesting. In addition, during the three months ended June 30, 2001, the Company entered into a three-year employment agreement with an executive in connection with his appointment as president of the Company. Under the agreement, in lieu of salary and bonus, the Company granted the executive 500,000 unvested restricted shares. The vesting of these shares is a function of the total rate of return (dividends and price appreciation) on the Company's Common Stock, although none of the shares vest (regardless of the total return to shareholders) if the executive voluntarily terminates his employment without good reason prior to September 30, 2002. Until shares under the agreement are otherwise vested or forfeited, the executive will receive dividends on the share grant during the term of the agreement if and when the Company declares and pays dividends on its Common Stock. None of these restricted shares were vested at June 30, 2001.

    During the three months ended June 30, 2001, the Company also entered into a new three-year employment agreement with its chief executive officer. As part of this agreement, the Company confirmed a prior grant of 750,000 stock options made to the executive on March 2, 2001. The options will vest in equal installments of 250,000 shares in each January beginning with January 2002. The Company also granted the executive 2,000,000 unvested phantom shares, each of which represents one share of the Company's Common Stock. These shares will vest in installments on a contingent basis if the average closing price of the Company's Common Stock achieves certain levels ($25.00 to $37.00 per share) over specified periods of time. Shares that have contingently vested generally will not become fully vested until the end of the three-year term of the agreement, except upon certain termination or change of control events. Further, if the stock price drops below certain specified levels for the 60-day average before such date, they would also not fully vest and be forfeited. The executive will receive dividends on shares that have contingently or fully vested and have not been forfeited under the terms of the agreement, if and when the Company declares and pays dividends on its Common Stock.

    During the year ended December 31, 2000, the Company granted 143,646 restricted shares to employees. Of this total, 74,996 restricted shares were granted in lieu of cash bonuses at the employees' election, were immediately vested on the date of grant, and were not transferable for a period of one year following vesting. An additional 68,650 of such restricted shares vest over periods ranging from one to three years following the date of grant and are transferable upon vesting.

    Effective November 4, 1999, the Company implemented a savings and retirement plan (the "401 (k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK OPTION PLANS AND EMPLOYEE BENEFITS (CONTINUED) the 401 (k) Plan following completion of six months of continuous service with the Company. Each participant may contribute on a pretax basis between 2% and 15% of such participant's compensation. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf up to 50% of the first 10% of the participant's annual contribution. The Company made contributions of approximately $65,000 and $45,000 to the 401(k) Plan for the three-month periods ended June 30, 2001 and 2000, respectively and approximately $178,000 and $175,000 to the 401(k) Plan for the six-month periods ended June 30, 2001 and 2000, respectively.

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

    As described in Note 1, in the Incorporation Merger, the class B shares were converted into shares of Common Stock on a 49-for-one basis (the same ratio at which class B shares were previously convertible into class A shares), and the class A shares were converted into shares of Common Stock on a one-for-one basis. As a result, the Company no longer has multiple classes of common shares. Basic and diluted earnings per share are based upon the following weighted average shares outstanding during the three- and six-month periods ended
June 30, 2001 and 2000, respectively (in thousands):

                                                                FOR THE                    FOR THE
                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                               JUNE 30,                   JUNE 30,
                                                       -------------------------   -----------------------
                                                         2001             2000       2001           2000
                                                       --------         --------   --------       --------
                                                                           (UNAUDITED)
Weighted average common shares outstanding for basic
  earnings per common share..........................   86,081           85,281     85,958         85,184
Add: effect of assumed shares issued under treasury
  stock method for stock options and restricted
  shares.............................................    1,871              709      1,568            541
Add: effect of contingent shares.....................      115               --         58             --
Add: effect of joint venture shares..................       75               --         --             --
                                                        ------           ------     ------         ------
Weighted average common shares outstanding for
  diluted earnings per common share..................   88,142           85,990     87,584         85,725
                                                        ======           ======     ======         ======

NOTE 12--COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display

                              ISTAR FINANCIAL INC.

NOTE 12--COMPREHENSIVE INCOME (CONTINUED) of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective January 1, 1998. Total comprehensive income was $80.6 million and $87.1 million for the six-month periods ended June 30, 2001 and 2000, respectively, and $51.0 million and $44.6 million for the three-month period ended June 2001 and 2000, respectively. The primary component of comprehensive income other than net income was the adoption of SFAS No. 133.

    For the three and six months ended June 30, 2001, the change in fair market value of the Company's interest rate swaps was $1.3 million and $(5.1) million and was recorded in other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands) (unaudited):

                                                                FOR THE               FOR THE
                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
Net income..............................................  $49,733    $44,602    $95,150    $87,364
Other comprehensive income (loss):
  Unrealized gains (losses) on securities for the
    period..............................................       --         --         --       (229)
  Cumulative effect of change in accounting principle
    (SFAS No. 133) on other comprehensive income........       --         --     (9,445)        --
  Unrealized derivative gains (losses) on cash flow
    hedges..............................................    1,280         --     (5,074)        --
                                                          -------    -------    -------    -------
Comprehensive income....................................  $51,013    $44,602    $80,631    $87,135
                                                          =======    =======    =======    =======

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

    On November 4, 1999, the class A shares were converted into shares of Common Stock on a one-for-one basis. In November 1999, the Company declared and paid a dividend of a total of one million shares of Common Stock pro rata to all holders of record of Common Stock as of the close of business on November 3, 1999. For the year ended December 31, 2000, total dividends declared by the Company aggregated $205.5 million, or $2.40 per common share. Total common dividends declared by the Company aggregated $52.6 million or $0.6125 per share of Common Stock for the three-and six-months ended June 30, 2001. This dividend, paid on April 2, 2001, was applicable to the three-month period ended March 31, 2001 and payable to shareholders of record on April 16, 2001. On July 2, 2001, the Company declared a dividend of approximately $53.2 million, or $0.6125 per share of Common Stock, applicable to the second quarter and payable to shareholders of record on July 16,

                              ISTAR FINANCIAL INC.

NOTE 13--DIVIDENDS (CONTINUED)
2001. The Company also declared dividends aggregating $10.4 million, $2.4 million, $1.4 million and $4.0 million, respectively, on its Series A, B, C and D preferred stock, respectively, for the six-month period ended June 30, 2001 and $5.2 million, $1.2 million, $0.7 million and $2.0 million, respectively, on its Series A, B, C and D preferred stock, respectively, for the three-month period ended June 30, 2001. There are no divided arrearages on any of the preferred shares currently outstanding.

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

NOTE 14--SEGMENT REPORTING

    Statement of Financial Accounting Standard No. 131 ("SFAS No. 131") establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders.

                              ISTAR FINANCIAL INC.

NOTE 14--SEGMENT REPORTING (CONTINUED)
    The Company has two reportable segments: Real Estate Lending and Corporate Tenant Leasing. The Company does not have substantial foreign operations. The accounting policies of the segments are the same as those described in Note 3. The Company has no single customer that accounts for 10% or more of revenues (see Note 8 for other information regarding concentrations of credit risk).

    The Company evaluates performance based on the following financial measures for each segment. Selected results of operations for the three- and six-month periods ended June 30, 2001 and 2000 and selected asset information as of June 30, 2001 and December 31, 2000 regarding the Company's operating segments are as follows (in thousands):

                                                                  CREDIT
                                                  REAL ESTATE     TENANT      CORPORATE/    COMPANY
                                                    LENDING     LEASING (1)   OTHER (2)      TOTAL
                                                  -----------   -----------   ----------   ----------
                                                                      (UNAUDITED)
Total revenues(3):
Three months ended:
  June 30, 2001.................................  $   72,592    $   49,353     $ (1,120)   $  120,825
  June 30, 2000.................................      69,468        47,930          516       117,914
Six months ended:
  June 30, 2001.................................  $  144,925    $   98,981     $   (462)   $  243,444
  June 30, 2000.................................     134,225        94,330          247       228,802
Total operating and interest expense(4):
Three months ended:
  June 30, 2001.................................  $   29,264    $   25,906     $  7,698    $   62,868
  June 30, 2000.................................      28,295        18,933       17,257        64,485
Six months ended:
  June 30, 2001.................................  $   63,390    $   51,934     $ 14,660    $  129,984
  June 30, 2000.................................      50,813        39,004       33,742       123,559
Net operating income before minority interest
  and gain on sale of net lease assets(5):
Three months ended:
  June 30, 2001.................................  $   43,328    $   23,447     $ (8,818)   $   57,957
  June 30, 2000.................................      41,173        28,997      (16,741)       53,429
Six months ended:
  June 30, 2001.................................  $   81,535    $   47,047     $(15,122)   $  113,460
  June 30, 2000.................................      83,412        55,326      (33,495)      105,243
Total long-lived assets(6):
  June 30, 2001.................................  $2,252,255    $1,634,524          N/A    $3,886,779
  December 31, 2000.............................   2,225,183     1,670,169          N/A     3,895,352
Total assets:
  June 30, 2001.................................  $2,252,255    $1,634,524     $166,571    $4,053,350
  December 31, 2000.............................   2,225,183     1,670,169      139,423     4,034,775

EXPLANATORY NOTES:
------------------------------

(1) Includes the Company's pre-existing Corporate Tenant Leasing investments since March 18, 1998 and the Corporate Tenant Leasing business acquired in the TriNet Acquisition since November 4, 1999.

                              ISTAR FINANCIAL INC.

NOTE 14--SEGMENT REPORTING (CONTINUED)
(2) Corporate and Other represents all corporate level items, including general and administrative expenses and any intercompany eliminations necessary to reconcile to the consolidated Company totals. This caption also includes the Company's servicing business, which is not considered a material separate segment.

(3) Total revenues represents all revenues earned during the period from the assets in each segment. Revenue from the Real Estate Lending business primarily represents interest income and revenue from the Corporate Tenant Leasing business primarily represents operating lease income.

(4) Total operating and interest expense represents provision for possible credit losses for the Real Estate Lending business and operating costs on corporate tenant lease assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. General and administrative expense, advisory fees (prior to November 4, 1999) and stock-based compensation expense is included in Corporate and Other for all periods. Depreciation and amortization of $8.8 million and $8.9 million for the three-month periods ended June 30, 2001 and 2000, respectively, and $17.6 million and $17.9 million for the six-month periods ended June 30, 2001 and 2000, respectively, are included in the amounts presented above.

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

NOTE 15--SUBSEQUENT EVENTS

   On July 27, 2001, the Company completed a $300.0 million revolving credit facility with a group of leading financial institutions. The new facility has an initial maturity of July 2003, with a one-year extension at the Company's option and another one-year extension at the lenders' option. The new facility replaces two prior credit facilities maturing in 2002 and 2003, and bears interest at LIBOR + 2.125%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report and also with the Company's Annual Report for 2000 filed on Form 10-K. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section have the meaning ascribed to them in such financial statements and the notes thereto.

GENERAL

    The Company began its business in 1993 through private investment funds formed to take advantage of the lack of well-capitalized lenders capable of servicing the needs of high-end customers in its markets. In March 1998, the Company's private investment funds contributed their approximately $1.1 billion of assets to the Company's predecessor, Starwood Financial Trust, in exchange for a controlling interest in that public company. In November 1999, the Company acquired its leasing subsidiary, TriNet Corporate Realty Trust, Inc., which was then the largest publicly-traded company specializing in the net leasing of corporate office and industrial facilities. Concurrent with the TriNet Acquisition, the Company also acquired its external advisor in exchange for shares of its Common Stock and converted its organizational form to a Maryland corporation. As part of the conversion to a Maryland corporation, the Company replaced its dual-class Common Stock structure with a single class of Common Stock. This single class of Common Stock began trading on the New York Stock Exchange under the symbol "SFI" in November 1999.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THE THREE-MONTH PERIOD ENDED
  JUNE 30, 2000

    INTEREST INCOME--Interest income decreased to approximately $63.9 million for the three months ended June 30, 2001 from approximately $66.9 million for the same period in 2000. This decrease in interest income is primarily a result of the decrease in average LIBOR rates on the Company's variable-rate lending investments, which was partially offset by the increase in the average balance of loans and other lending investments.

    OPERATING LEASE INCOME-- Operating lease income increased to $49.2 million for the three months ended June 30, 2001 from $47.2 million for the same period in 2000. Of this increase, $1.3 million was attributable to new corporate tenant lease investments and $3.6 million to additional operating lease income from existing corporate tenant lease investments owned in both quarters. These increases in operating lease income from assets owned were partially offset by a $2.9 million decrease in operating lease income resulting from asset dispositions made in 2000 and 2001.

    OTHER INCOME--Other income for the three-month period ended June 30, 2001 is primarily comprised of approximately $8.5 million in realized gains and prepayment penalties from the early repayment of senior mortgages, subordinate mortgages and corporate/partnership loans. Other income was offset by approximately $1.2 million in losses from iStar Operating.

    Other income for the three-month period ended June 30, 2000 included a prepayment penalty of approximately $2.1 million resulting from a partial repayment of a senior mortgage.

    INTEREST EXPENSE--The Company's interest expense decreased by $1.4 million for the three months ended June 30, 2001 over the same period in the prior year. The decrease was primarily due to lower average LIBOR rates on the Company's outstanding floating-rate debt obligations.

    OPERATING COSTS-CORPORATE TENANT LEASE ASSETS--For the three months ended June 30, 2001, operating costs associated with corporate tenant lease assets increased by approximately $315,000 to approximately $3.3 million, from $3.0 million for the same period in 2000. This increase is primarily due to an increase in unreimbursed operating expenses associated with corporate tenant lease assets.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization decreased by approximately $84,000 to $8.8 million for the three months ended June 30, 2001 over the same period in the prior year. This decrease is primarily the result of corporate tenant lease dispositions in 2000 and 2001, partially offset by additional depreciation on capital investments.

    GENERAL AND ADMINISTRATIVE--The Company's general and administrative expenses during the three months ended June 30, 2001 decreased by approximately $1.3 million to $6.5 million compared to the same period in 2000.

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

    STOCK-BASED COMPENSATION EXPENSE--Stock-based compensation expense increased by approximately $614,000 as a result of charges relating to grants of stock options, including amortization of the deferred charge related to options granted to employees of the Company's former external advisor subsequent to such personnel becoming direct employees of the Company as of November 4, 1999.

    GAIN ON SALE OF CORPORATE TENANT LEASE ASSETS--On April 18, 2001, the Company disposed of one corporate tenant lease asset for total proceeds of $4.5 million, and recognized a gain of approximately $1.0 million.

    During the second quarter of 2000, the Company disposed of three assets for total proceeds of $102.3 million, and recognized gains of approximately $440,000.

SIX-MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THE SIX-MONTH PERIOD ENDED
  JUNE 30, 2000

    INTEREST INCOME--Interest income increased to approximately $130.8 million for the six months ended June 30, 2001 from approximately $126.9 million for the same period in 2000. This increase in interest income is a result of a higher average balance of loans and other lending investments.

    OPERATING LEASE INCOME--Operating lease income increased to $98.8 million for the six months ended June 30, 2001 from $93.5 million for the same period in 2000. Of this increase, $2.7 million was attributable to new corporate tenant lease investments and $7.4 million to additional operating lease income from existing corporate tenant lease investments owned in both quarters. In addition, joint venture income contributed $1.8 million to the increase. These increases in operating lease income from assets owned were partially offset by a $6.7 million decrease in operating lease income resulting from asset dispositions made in 2000 and 2001.

    OTHER INCOME--Other income for six-month period ended June 30, 2001 is primarily comprised of approximately $9.2 million in realized gains and prepayment penalties from the early repayment of senior mortgages, subordinate mortgages and corporate/partnership loans, $3.0 million in participation payments and advisory fees of approximately $868,000. Other income was offset by approximately $842,000 in losses from iStar Operating.

    Other income for the six-month period ended June 30, 2000 included prepayment fees of approximately $5.4 million resulting from the full or partial repayments of three loans and a fee of

$1.1 million resulting from the purchase of a sub-performing loan and subsequent restructuring of such loan to fully-performing status.

    INTEREST EXPENSE--The Company's interest expense increased by $7.2 million for the six months ended June 30, 2001 over the same period in the prior year. The increase was primarily due to higher average borrowings by the Company's credit facilities, other term loans and unsecured notes, in addition to the amortization of deferred financing costs on the Company's credit facilities. This increase was partially offset by the lower average LIBOR rates on the Company's floating-rate debt obligations.

    OPERATING COSTS-CORPORATE TENANT LEASE ASSETS--For the six months ended June 30, 2001, operating costs increased by approximately $226,000 to $6.5 million, from $6.3 million for the same period in 2000. This increase is primarily due to an increase in unreimbursed operating expenses associated with corporate tenant lease assets. The increase is offset by a reduction of general and administrative costs related to the facilities.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization decreased by approximately $285,000 to $17.6 million for the six months ended June 30, 2001 over the same period in the prior year. This decrease is primarily the result of corporate tenant lease dispositions in 2000 and 2001, partially offset by additional depreciation on capital investments.

    GENERAL AND ADMINISTRATIVE--The Company's general and administrative expenses during the six months ended June 30, 2001 decreased by approximately $2.1 to $12.6 million compared to the same period in 2000.

    PROVISION FOR POSSIBLE CREDIT LOSSES--The Company's charge for provision for possible credit losses increased to $3.5 million from $3.0 million as a result of expanded lending operations as well as additional seasoning of the Company's existing lending portfolio. As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, the Company has not realized any actual losses on any of its loan investments to date. However, the Company has considered it prudent to establish a policy of providing reserves for potential losses in the current portfolio which may occur in the future. Accordingly, since its first full quarter as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for possible credit losses in its operating results. The Company will continue to recognize quarterly provisions until a stabilized reserve level is attained.

    STOCK-BASED COMPENSATION EXPENSE--Stock-based compensation expense increased by approximately $926,000 as a result of charges relating to grants of stock options, including amortization of the deferred charge related to options granted to employees of the Company's former external advisor subsequent to such personnel becoming direct employees of the Company as of November 4, 1999.

    GAIN ON SALE OF CORPORATE TENANT LEASE ASSETS--During the six months ended June 30, 2001, the Company disposed of two corporate tenant lease assets for total proceeds of $8.4 million, and recognized gains of approximately
$1.6 million.

    During the first six months of 2000, the Company disposed of five assets for total proceeds of $148.3 million, and recognized gains of approximately $973,000.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--During the six months ended June 30, 2001, the Company repaid a secured term loan which had an original maturity date of December 2004. In connection with this early repayment, the Company incurred certain prepayment penalties, which resulted in an extraordinary loss on early extinguishment of debt of approximately
$1.0 million during the first quarter of 2001.

    During the first quarter of 2000, certain of the proceeds from an asset disposition were used to partially repay $8.1 million of a secured term loan. In connection with this partial paydown, the Company incurred certain prepayment penalties, which resulted in an extraordinary loss on early extinguishment of debt of $317,000.

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

    As more fully discussed in Note 6 to the Company's Consolidated Financial Statements, at June 30, 2001, the Company had existing fixed-rate borrowings of approximately $149.1 million secured by real estate under operating leases which mature in 2009, an aggregate of approximately $253.0 million in LIBOR-based, variable-rate loans secured by subordinate mortgage investments and real estate under operating leases which mature between fiscal 2004 and 2006, fixed-rate corporate debt obligations aggregating approximately $257.9 million which mature between 2006 and 2017, and other variable- and fixed-rate secured debt obligations aggregating approximately $57.7 million which mature at various dates through 2011.

    In addition, the Company has entered into LIBOR-based secured revolving credit facilities of $700.0 million, $700.0 million and $500.0 million, respectively, which expire in fiscal 2005, 2005 and 2003, respectively. The maturities of these secured revolving facilities include a one-year "term-out" extension at the Company's option. As of June 30, 2001, the Company had drawn approximately $194.1 million, $514.5 million and $81.3 million under these facilities, respectively. Availability under these facilities is based on collateral provided under a borrowing base calculation. At June 30, 2001, the Company also had two unsecured credit facilities totaling $450.0 million. The $100.0 million facility had a balance of $6.0 million as of June 30, 2001, would have matured in January 2003, including a one-year extension at the Company's option, and bore interest at LIBOR plus 2.25%. In addition, the Leasing Subsidiary's $350.0 million unsecured credit facility had a balance of $153.0 million as of June 30, 2001, would have matured on May 31, 2002, and bore interest at LIBOR plus 1.55%. As described below, subsequent to June 30, 2001, the Company replaced both of these facilities with a new revolving credit facility.

    In connection with the TriNet Acquisition, the Company acquired LIBOR interest rate caps currently struck at 7.75% and 7.75% in notional amounts of $75.0 million and $35.0 million, respectively, which both expire in December 2004. In June 2001, an interest rate cap acquired in the TriNet Acquisition, with a notional amount of $75.0 million, matured. In connection with the closing of STARs, Series 2000-1 in May 2000, the Company entered into a LIBOR interest rate cap struck at 10.00% in the notional amount of $312.0 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Company's net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the significant terms of these arrangements are substantially the same, the effects of a revaluation of these two instruments are expected to substantially offset one another. In January 2001, March 2001 and June 2001, three interest rate caps with notional amounts of $40.4 million, $300.0 million and $38.3 million, respectively, matured. At
June 30, 2001 and December 31, 2000, the net fair value of the Company's interest rate caps were $0.4 million and $0.4 million, respectively.

    The Company has entered into LIBOR interest rate swaps struck at 7.055% and 7.058%, both with notional amounts of $125.0 million and expiring in June 2003. These swaps effectively fix the interest rate on a portion of the Company's floating-rate term loan obligations. In connection with the TriNet Acquisition, the Company acquired an interest rate swap which, together with certain existing interest rate cap agreements, effectively fix the interest rate on $75.0 million of the Leasing Subsidiary's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. Management expects that it will have aggregate LIBOR-based borrowings at the Leasing Subsidiary in excess of the notional amount for the duration of the swap. The actual borrowing cost to the Company with respect to indebtedness covered by the swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. In January 2001 and June 2000, interest rate swaps with notional amounts of approximately $92.0 million and $112.0 million, respectively, matured. At June 30, 2001 and December 31, 2000, the fair value (liability) of the Company's remaining interest rate swaps was $(12.8) million and $(7.7) million, respectively.

    On February 4, 2000, the Company extended the term of its existing
$500.0 million secured credit facility. The Company extended the original
August 2000 maturity date to August 2002, through a one-year extension to the facility's draw period and an additional one-year "term out" period during which outstanding principal amortizes 25% per quarter. In connection with the extension, the Company and the facility lender also expanded the range of assets that the lender would accept as collateral under the facility. In exchange for the extension and expansion, the Company agreed to increase the facility's interest rate from LIBOR plus 1.25% to 1.50%, to a revised rate of LIBOR plus 1.50% to 1.75%, depending upon certain conditions. During the quarter ended
June 30, 2001, the Company again extended the term of this facility, as described below.

    On May 17, 2000, the Company closed the inaugural offering under its proprietary matched funding program, STARs, Series 2000-1. In the initial transaction, a wholly-owned subsidiary of the Company issued $896.5 million of investment grade bonds secured by the subsidiary's assets, which had an aggregate outstanding principal balance of approximately $1.2 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The Company initially purchased the class F bonds at a par value of $38.2 million, which the Company financed with a $27.8 million repurchase agreement maturing in May 2001 (this repurchase agreement was repaid in April, 2001). On July 17, 2000, the Company sold, at par, $5.0 million of the class F bonds to an institutional investor. For accounting purposes, these transactions were treated as secured financings.

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

    On May 15, 2001, the Company repaid its $100.0 million 7.30% unsecured notes.

    On June 14, 2001, the Company closed $193.0 million of financing secured by 15 corporate tenant lease assets. The three-year floating-rate loan bears interest at LIBOR plus 1.85% (not to exceed 10%) and has two one-year extensions at the Company's option. The Company used these proceeds to repay a $77.8 million secured term loan maturing in June 2001 and to pay down a portion of its revolving credit facilities. In addition, the Company extended the final maturity of its $500.0 million secured revolving credit facility to August 12, 2003.

    On July 27, 2001, the Company completed a $300.0 million revolving credit facility with a group of leading financial institutions. The new facility has an initial maturity of July 2003, with a one-year extension at the Company's option and another one-year extension at the lenders' option. The new facility replaces two prior credit facilities maturing in 2002 and 2003, and bears interest at LIBOR + 2.125%.

    STOCK REPURCHASE PROGRAM: The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of both June 30, 2001 and December 31, 2000, the Company had repurchased approximately
2.3 million shares at an aggregate cost of approximately $40.7 million.

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

                                                              FOR THE               FOR THE
                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
Adjusted earnings:
  Net income..........................................  $58,960    $53,829    $113,604   $105,818
  Add: Depreciation...................................    8,778      8,862      17,586     17,871
  Add: Allocated share of joint venture
    depreciation......................................      954        832       1,905      1,442
  Add: Amortization of deferred financing costs.......    4,890      3,054      10,432      5,288
  Less: Preferred dividends...........................   (9,227)    (9,227)    (18,454)   (18,454)
  Add: Cumulative effect of change in accounting
    principle (1).....................................       --         --         282         --
  Less: Gain on sale of corporate tenant lease
    assets............................................   (1,044)      (441)     (1,599)      (974)
  Add: Extraordinary loss-early extinguishment of
    debt..............................................       --         --       1,037        317
                                                        -------    -------    --------   --------
Adjusted earnings allocable to common shareholders:
  Basic...............................................  $63,311    $56,909    $124,793   $111,308
                                                        =======    =======    ========   ========
  Diluted.............................................  $63,545    $57,144    $125,267   $111,779
                                                        =======    =======    ========   ========
Adjusted earnings per common share:
  Basic...............................................  $  0.74    $  0.67    $   1.45   $   1.31
                                                        =======    =======    ========   ========
  Diluted.............................................  $  0.72    $  0.66    $   1.42   $   1.30
                                                        =======    =======    ========   ========

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

OTHER MATTERS

1940 ACT EXEMPTION

    The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e., "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. As of June 30, 2001, the Company calculates that it is in and has maintained compliance with this requirement.

FORWARD-LOOKING STATEMENTS

    When used in this Form 10-Q, in future SEC filings or in press releases or other written or oral communications, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions that such forward-looking statements speak only as of the date made and that various factors including regional and national economic conditions, changes in levels of market interest rates, credit and other risks of lending and investment activities, and competitive and regulatory factors could affect the Company's financial performance and could cause actual results for future periods to differ materially from those anticipated or projected.

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 17, 2001, the Company held its 2001 annual meeting of shareholders to vote on the election of eight directors and the ratification of its independent auditors. Both proposals were approved as described in the following summary:

1. ELECTION OF DIRECTORS:

DIRECTOR                                                     ELIGIBLE VOTES      FOR       WITHHELD
--------                                                     --------------   ----------   --------
Willis Andersen, Jr........................................    82,606,374     82,131,109   475,265
Spencer B. Haber...........................................    82,606,374     82,143,168   463,206
H. Cabot Lodge III.........................................    82,606,374     82,180,339   426,035
William M. Matthes.........................................    82,606,374     82,173,750   432,624
John G. McDonald...........................................    82,606,374     82,178,007   428,367
Stephen B. Oresman.........................................    82,606,374     82,128,520   477,854
Barry S. Sternlict.........................................    82,606,374     82,074,582   531,792
Jay Sugarman...............................................    82,606,374     82,184,062   422,312

2. INDEPENDENT AUDITORS:

                                                      ELIGIBLE VOTES      FOR       AGAINST    ABSTAIN
                                                      --------------   ----------   --------   --------
    To ratify the appointment of
    PricewaterhouseCoopers LLP as the Independent
    Auditors for the fiscal year ended December 31,
    2001............................................    82,606,374     82,427,843   111,402     67,129

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM-8-K

    A. EXHIBITS

    10.15 Employment Agreement, dated as of April 1, 2001, by and between iStar Financial Inc. and Spencer B. Haber.

    10.16 Employment Agreement, dated as of March 31, 2001, by and between iStar Financial Inc. and Jay Sugarman.

    10.17 Reimbursement Agreement, dated as of June 14, 2001, by and between iStar Financial Inc. and certain of its shareholders.

    B. REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      iSTAR FINANCIAL INC.
                                                      REGISTRANT

Date: August 3, 2001                                  /s/ JAY SUGARMAN
                                                      ------------------------------------------------
                                                      Jay Sugarman
                                                      CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                                      CHIEF EXECUTIVE OFFICER

Date: August 3, 2001                                  /s/ SPENCER B. HABER
                                                      ------------------------------------------------
                                                      Spencer B. Haber
                                                      PRESIDENT, CHIEF FINANCIAL OFFICER, DIRECTOR AND
                                                      SECRETARY