Form 10-Q
period 2001-09-30
ISTAR FINANCIAL INC
filed 2001-11-14
CIK 1095651

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR

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

    Indicate by check mark whether the registrant; (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 5, 2001, there were 86,760,229 shares of common stock of iStar Financial Inc., $0.001 par value per share, outstanding ("Common Stock").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ISTAR FINANCIAL INC.
                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                         --------
PART I.   Consolidated Financial Information..........................       2

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of September 30, 2001 and
           December 31, 2000..........................................       2

          Consolidated Statements of Operations--For the three- and
           nine-month periods ended September 30, 2001 and 2000.......       3

          Consolidated Statement of Changes in Shareholders'
           Equity--For the nine-month period ended September 30,
           2001.......................................................       4

          Consolidated Statements of Cash Flows--For the three- and
           nine-month periods ended September 30, 2001 and 2000.......       5

          Notes to Consolidated Financial Statements..................       6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................      29

PART II.  Other Information...........................................      39

Item 1.   Legal Proceedings...........................................      39

Item 2.   Changes in Securities and Use of Proceeds...................      39

Item 3.   Defaults Upon Senior Securities.............................      39

Item 4.   Submission of Matters to a Vote of Security Holders.........      39

Item 5.   Other Information...........................................      39

Item 6.   Exhibits and Reports on Form 8-K............................      39

SIGNATURES............................................................      40

PART I--CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ISTAR FINANCIAL INC.

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                          ASSETS
Loans and other lending investments, net....................    $2,392,605     $2,225,183
Corporate tenant lease assets, net..........................     1,659,637      1,670,169
Cash and cash equivalents...................................        15,155         22,752
Restricted cash.............................................        10,853         20,441
Accrued interest and operating lease income receivable......        20,843         20,167
Deferred operating lease income receivable..................        17,632         10,236
Deferred expenses and other assets..........................        77,728         62,224
Investment in iStar Operating...............................         2,100          3,603
                                                                ----------     ----------
  Total assets..............................................    $4,196,553     $4,034,775
                                                                ==========     ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities....    $   75,478     $   52,038
Dividends payable...........................................         5,225         56,661
Debt obligations............................................     2,291,774      2,131,967
                                                                ----------     ----------
  Total liabilities.........................................     2,372,477      2,240,666
                                                                ----------     ----------
Commitments and contingencies...............................            --             --
Minority interest in consolidated entities..................         2,650          6,224
Shareholders' equity:
Series A Preferred Stock, $0.001 par value, liquidation
  preference $50.00 per share, 4,400 shares issued and
  outstanding at September 30, 2001 and December 31, 2000,
  respectively..............................................             4              4
Series B Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 2,000 shares issued and
  outstanding at September 30, 2001 and December 31, 2000,
  respectively..............................................             2              2
Series C Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 1,300 shares issued and
  outstanding at September 30, 2001 and December 31, 2000,
  respectively..............................................             1              1
Series D Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 4,000 shares issued and
  outstanding at September 30, 2001 and December 31, 2000,
  respectively..............................................             4              4
Common Stock, $0.001 par value, 200,000 shares authorized,
  86,568 and 85,726 shares issued and outstanding at
  September 30, 2001 and December 31, 2000, respectively....            87             85
Warrants and options........................................        20,953         16,943
Additional paid in capital..................................     1,981,400      1,966,396
Retained earnings (deficit).................................      (117,230)      (154,789)
Accumulated other comprehensive income (losses) (See Note
  12).......................................................       (23,054)           (20)
Treasury stock (at cost)....................................       (40,741)       (40,741)
                                                                ----------     ----------
  Total shareholders' equity................................     1,821,426      1,787,885
                                                                ----------     ----------
  Total liabilities and shareholders' equity................    $4,196,553     $4,034,775
                                                                ==========     ==========

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                            FOR THE               FOR THE
                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        2001       2000       2001       2000
                                                      --------   --------   --------   --------
REVENUE:
  Interest income...................................  $ 62,389   $ 70,148   $193,205   $197,095
  Operating lease income............................    49,912     46,327    148,678    139,822
  Other income......................................     8,529      4,208     22,389     12,568
                                                      --------   --------   --------   --------
    Total revenue...................................   120,830    120,683    364,272    349,485
                                                      --------   --------   --------   --------

COSTS AND EXPENSES:
  Interest expense..................................    41,177     46,470    128,905    127,029
  Operating costs--corporate tenant lease assets....     3,210      3,284      9,720      9,568
  Depreciation and amortization.....................     8,669      8,705     26,255     26,575
  General and administrative........................     6,131      5,859     18,731     20,570
  Provision for possible credit losses..............     1,750      1,750      5,250      4,750
  Stock-based compensation expense..................       520        569      2,580      1,703
                                                      --------   --------   --------   --------
    Total costs and expenses........................    61,457     66,637    191,441    190,195
                                                      --------   --------   --------   --------
Net income before minority interest, gains/(losses)
  on sales of corporate tenant lease assets,
  extraordinary loss and cumulative effect of change
  in accounting principle...........................    59,373     54,046    172,831    159,290
Minority interest in consolidated entities..........       (41)       (41)      (177)      (123)
Gains/(losses) on sales of corporate tenant lease
  assets............................................    (1,196)     1,974        403      2,948
                                                      --------   --------   --------   --------
Net income before extraordinary loss and cumulative
  effect of change in accounting principle..........    58,136     55,979    173,057    162,115
Extraordinary loss on early extinguishment of
  debt..............................................      (583)      (388)    (1,620)      (705)
Cumulative effect of change in accounting principle
  (See Note 3)......................................        --         --       (282)        --
                                                      --------   --------   --------   --------
Net income..........................................  $ 57,553   $ 55,591   $171,155   $161,410
Preferred dividend requirements.....................    (9,227)    (9,227)   (27,681)   (27,681)
                                                      --------   --------   --------   --------
Net income allocable to common shareholders.........  $ 48,326   $ 46,364   $143,474   $133,729
                                                      ========   ========   ========   ========
Basic earnings per common share.....................  $   0.56   $   0.54   $   1.67   $   1.57
                                                      ========   ========   ========   ========
Diluted earnings per common share...................  $   0.54   $   0.54   $   1.63   $   1.55
                                                      ========   ========   ========   ========

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                SERIES A    SERIES B    SERIES C    SERIES D     COMMON    WARRANTS   ADDITIONAL   RETAINED
                                PREFERRED   PREFERRED   PREFERRED   PREFERRED    STOCK       AND       PAID-IN     EARNINGS
                                  STOCK       STOCK       STOCK       STOCK      AT PAR    OPTIONS     CAPITAL     (DEFICIT)
                                ---------   ---------   ---------   ---------   --------   --------   ----------   ---------
Balance at December 31,
  2000........................    $  4        $  2        $  1        $  4        $ 85     $16,943    $1,966,396   $(154,789)
Exercise of options...........      --          --          --          --           2          --        11,762          --
Dividends declared--preferred
  stock.......................      --          --          --          --          --          --           247     (27,681)
Dividends declared--common
  stock.......................      --          --          --          --          --          --                  (105,915)
Restricted stock units issued
  to employees in lieu of cash
  bonuses.....................      --          --          --          --          --          --         1,478          --
Restricted stock units granted
  to employees................      --          --          --          --          --          --         1,038          --
Options granted to
  employees...................      --          --          --          --          --       4,010            --
Issuance of stock--DRIP
  plan........................      --          --          --          --          --          --           479          --
Net income for the period.....      --          --          --          --          --          --            --     171,155
Cumulative effect of change in
  accounting principle........      --          --          --          --          --          --            --          --
Change in accumulated other
  comprehensive income........      --          --          --          --          --          --            --          --
                                  ----        ----        ----        ----        ----     -------    ----------   ---------
Balance at September 30,
  2001........................    $  4        $  2        $  1        $  4        $ 87     $20,953    $1,981,400   $(117,230)
                                  ====        ====        ====        ====        ====     =======    ==========   =========

                                ACCUMULATED OTHER
                                  COMPREHENSIVE     TREASURY
                                 INCOME (LOSSES)     STOCK       TOTAL
                                -----------------   --------   ----------
Balance at December 31,
  2000........................      $    (20)       $(40,741)  $1,787,885
Exercise of options...........            --              --       11,764
Dividends declared--preferred
  stock.......................            --              --      (27,434)
Dividends declared--common
  stock.......................            --              --     (105,915)
Restricted stock units issued
  to employees in lieu of cash
  bonuses.....................            --              --        1,478
Restricted stock units granted
  to employees................            --              --        1,038
Options granted to
  employees...................            --              --        4,010
Issuance of stock--DRIP
  plan........................            --              --          479
Net income for the period.....            --              --      171,155
Cumulative effect of change in
  accounting principle........        (9,445)             --       (9,445)
Change in accumulated other
  comprehensive income........       (13,589)             --      (13,589)
                                    --------        --------   ----------
Balance at September 30,
  2001........................      $(23,054)       $(40,741)  $1,821,426
                                    ========        ========   ==========

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    FOR THE                FOR THE
                                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                              -------------------   ---------------------
                                                                2001      2000*       2001        2000*
                                                              --------   --------   ---------   ---------
Cash flows from operating activities:
Net income..................................................  $ 57,553   $ 55,591   $ 171,155   $ 161,410
Adjustments to reconcile net income to cash flows provided
  by operating activities:
  Minority interest.........................................        41         41         177         123
  Non-cash expense for options issued.......................       520        569       2,580       1,703
  Depreciation and amortization.............................    13,616     12,662      41,412      35,642
  Amortization of discounts/premiums, deferred interest and
    costs on lending investments............................   (11,742)    (6,007)    (31,043)    (17,758)
  Equity in earnings of unconsolidated joint ventures and
    subsidiaries............................................    (1,957)    (1,415)     (5,646)     (3,826)
  Distributions from operating joint ventures...............       983        996       3,899       3,374
  Deferred operating lease income receivable................    (2,320)    (2,348)     (7,303)     (6,879)
  Realized (gains)/losses on sales of securities............        --         --          --         229
  (Gains)/losses on sale of corporate tenant lease assets...     1,196     (1,974)       (403)     (2,948)
  Extraordinary loss on early extinguishment of debt........       583        388       1,620         705
  Cumulative effect of change in accounting principle.......        --         --         282          --
  Provision for possible credit losses......................     1,750      1,750       5,250       4,750
  Changes in assets and liabilities:
    (Increase) decrease in accrued interest and operating
     lease income receivable................................    (3,582)       398        (430)     (1,783)
    (Increase) decrease in deferred expenses and other
     assets.................................................     2,179     (2,663)        (49)    (12,631)
    Increase (decrease) in accounts payable, accrued
     expenses and other liabilities.........................     5,640        552       2,896      (3,784)
                                                              --------   --------   ---------   ---------
  Cash flows provided by operating activities...............    64,460     58,540     184,397     158,327
                                                              --------   --------   ---------   ---------
Cash flows from investing activities:
  New investment originations...............................  (154,038)  (227,300)   (701,509)   (670,473)
  Principal fundings on existing loan commitments...........   (20,739)   (12,768)    (45,181)    (50,577)
  Net proceeds from sale of corporate tenant lease assets...    12,452         --      20,286     146,265
  Repayments of and principal collections from loans and
    other lending investments...............................    10,206    210,388     567,185     373,620
  Investments in and advances to unconsolidated joint
    ventures................................................      (169)        --        (656)    (13,943)
  Distributions from unconsolidated joint ventures..........        --     14,812      24,265      16,782
  Capital expenditures for build-to-suit activities.........    (4,098)      (707)    (10,517)       (717)
  Capital improvement projects on corporate tenant lease
    assets..................................................    (2,146)      (516)     (4,229)     (2,859)
  Other capital expenditures on corporate tenant lease
    assets..................................................      (987)    (3,321)     (2,559)     (4,050)
                                                              --------   --------   ---------   ---------
  Cash flows used in investing activities...................  (159,519)   (19,412)   (152,915)   (205,952)
                                                              --------   --------   ---------   ---------
Cash flows from financing activities:
  Net borrowings (repayments) under revolving credit
    facilities..............................................  (256,257)   154,587     (73,204)   (342,539)
  Borrowings under term loans...............................    67,624         --     277,664      90,000
  Repayments under term loans...............................    (1,055)    (4,759)   (117,270)   (245,114)
  Repayments under unsecured notes..........................        --         --    (100,000)         --
  Borrowings under repurchase agreements....................        65        220         432      28,201
  Repayments under repurchase agreements....................        --     (3,594)    (56,008)     (5,986)
  Borrowings under secured bond offerings...................        --      5,000          --     863,254
  Repayments under secured bond offerings...................   (22,011)  (120,445)   (123,909)   (121,684)
  Borrowings under unsecured bond offerings.................   350,000         --     350,000          --
  Common dividends paid.....................................   (53,264)   (51,429)   (157,351)   (151,040)
  Preferred dividends paid..................................    (9,145)    (9,144)    (27,433)    (27,433)
  (Increase) decrease in restricted cash held in connection
    with debt obligations...................................    16,946       (178)      9,588      (6,121)
  Distributions to minority interest in consolidated
    entities................................................       (41)       (41)     (3,752)       (123)
  Extraordinary loss on early extinguishment of debt........        --         --      (1,037)       (317)
  Payments for deferred financing costs.....................   (12,624)      (491)    (29,083)    (26,286)
  Purchase of treasury stock................................        --         --          --        (106)
  Proceeds from exercise of options and issuance of DRIP
    shares..................................................     3,675      6,013      12,284       6,096
                                                              --------   --------   ---------   ---------
  Cash flows provided by (used in) financing activities.....    83,913    (24,261)    (39,079)     60,802
                                                              --------   --------   ---------   ---------
Increase (decrease) in cash and cash equivalents............   (11,146)    14,867      (7,597)     13,177
Cash and cash equivalents at beginning of period............    26,301     32,718      22,752      34,408
                                                              --------   --------   ---------   ---------
Cash and cash equivalents at end of period..................  $ 15,155   $ 47,585   $  15,155   $  47,585
                                                              ========   ========   =========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest, net of amounts
    capitalized.............................................  $ 33,824   $ 39,674   $ 111,790   $ 111,287
                                                              ========   ========   =========   =========

----------------------------------
*   RECLASSIFIED TO CONFORM TO 2001 PRESENTATION.

    The accompanying notes are an integral part of the financial statements

                              ISTAR FINANCIAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BUSINESS AND ORGANIZATION

    BUSINESS--iStar Financial Inc. (the "Company") is the leading publicly traded finance company focused on the commercial real estate industry. The Company provides structured financing to private and corporate owners of real estate nationwide, including senior and junior mortgage debt, corporate mezzanine and subordinated capital, and corporate net lease financing. The Company seeks to deliver superior risk-adjusted returns on equity for shareholders by providing innovative and value-added financing solutions to its customers.

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

    ORGANIZATION--The Company began its business in 1993 through private investment funds formed to capitalize on inefficiencies in the real estate finance market. In March 1998, these funds contributed their approximately
$1.1 billion of assets to the Company's predecessor, Starwood Financial Trust, in exchange for a controlling interest in that company (collectively, the "Recapitalization Transactions"). Since that time, the Company has grown by originating new lending and leasing transactions, as well as through corporate acquisitions. Specifically, in September 1998, the Company acquired the loan origination and servicing business of a major insurance company, and in December 1998, the Company acquired the mortgage and mezzanine loan portfolio of its largest private competitor. Additionally, in November 1999, the Company acquired TriNet Corporate Realty Trust, Inc. ("TriNet" or the "Leasing Subsidiary"), which was then the largest publicly traded company specializing in the net leasing of corporate office and industrial facilities (the "TriNet Acquisition"). The TriNet Acquisition was structured as a stock-for-stock merger of TriNet with a subsidiary of the Company. Concurrent with the TriNet Acquisition, the Company also acquired its external advisor (the "Advisor Transaction") in exchange for shares of common stock of the Company ("Common Stock") and converted its organizational form to a Maryland corporation (the "Incorporation Merger"). As part of the conversion to a Maryland corporation, the Company replaced its dual class common share structure with a single class of Common Stock. The Company's Common Stock began trading on the New York Stock Exchange under the symbol "SFI" in November 1999.

    The Company was eligible and elected to be taxed as a REIT for the taxable year beginning January 1, 1998.

NOTE 2--BASIS OF PRESENTATION

    The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally

                              ISTAR FINANCIAL INC.

NOTE 2--BASIS OF PRESENTATION (CONTINUED) accepted accounting principles ("GAAP"). The Consolidated Financial Statements include the accounts of the Company, its qualified REIT subsidiaries, and its majority-owned and controlled partnerships. Certain third-party mortgage servicing operations are conducted through iStar Operating, Inc. ("iStar Operating"), a taxable corporation which is not consolidated with the Company for financial reporting or income tax purposes. The Company owns all of the non-voting preferred stock and a 95% economic interest in iStar Operating, which is accounted for under the equity method for financial reporting purposes. The Company does not own any of the outstanding voting stock of iStar Operating. In addition, the Company has an investment in TriNet Management Operating
Company, Inc. ("TMOC"), a taxable noncontrolled subsidiary of the Company, which is also accounted for under the equity method. Further, certain other investments in partnerships or joint ventures which the Company does not control are also accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

    In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's consolidated financial position at September 30, 2001 and December 31, 2000 and the results of its operations, changes in shareholders' equity and its cash flows for the three- and nine-month periods ended September 30, 2001 and 2000, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

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

    CORPORATE TENANT LEASE ASSETS AND DEPRECIATION--Corporate tenant lease assets are generally recorded at cost. Certain improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance items are expensed as incurred. Depreciation is computed using the straight line method of cost recovery over estimated useful lives of 40.0 years for buildings, five years for furniture and equipment, the shorter of the remaining lease term or expected life for tenant improvements, and the remaining life of the building for building improvements.

    Corporate tenant lease assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. The Company also periodically reviews long-lived assets to be held and used for an impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In management's opinion, corporate tenant lease assets to be held and used are not carried at amounts in excess of their estimated recoverable amounts.

    CAPITALIZED INTEREST--The Company capitalizes interest costs incurred during the land development or construction period on qualified development projects, including investments in joint ventures accounted for under the equity method. Interest capitalized was approximately $852,000 and $338,000 during the nine-month periods ended September 30, 2001 and 2000, respectively, and was

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) approximately $365,000 and $0 during the three-month periods ended September 30, 2001 and 2000, respectively.

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

    PROVISION FOR POSSIBLE CREDIT LOSSES--The Company's accounting policies require that an allowance for estimated credit losses be maintained at a level that management, based upon an evaluation of known and inherent risks in the portfolio, considers adequate to provide for possible credit losses. Specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral less disposition costs on an individual loan basis. Management considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Management measures these impaired loans at the fair value of the loans' underlying collateral less estimated

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) disposition costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan; however, these loans are placed on non-accrual status at such time as either: (1) the loans become
90 days delinquent; or (2) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment. While on non-accrual status, interest income is recognized only upon actual receipt. Impairment losses are recognized as direct write-downs of the related loan with a corresponding charge to the provision for possible credit losses. Charge-offs occur when loans, or a portion thereof, are considered uncollectible and of such little value that further pursuit of collection is not warranted. Management also provides a portfolio reserve based upon its periodic evaluation and analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors.

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

    RECLASSIFICATIONS--Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related notes to conform to the 2001 presentation.

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

    CHANGE IN ACCOUNTING PRINCIPLE--In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." On June 23, 1999, the FASB voted to defer the effectiveness of SFAS No. 133 for one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as:
(1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) in certain circumstances, a hedge of a

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) foreign currency exposure. The Company adopted this pronouncement, as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133," on January 1, 2001. Because the Company has primarily used derivatives as cash flow hedges of interest rate risk only, the adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company. However, should the Company change its current use of such derivatives (see Note 8), the adoption of SFAS No. 133 could have a more significant effect on the Company prospectively.

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

    In July 2001, the SEC released Staff Accounting Bulletin No. 102 ("SAB 102"), "Selected Loan Loss Allowance and Documentation Issues." SAB 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Adoption of SAB 102 by the Company is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

    In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("SFAS No. 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement is applicable for transfers of assets and extinguishments of liabilities occurring after March 31, 2001. The Company adopted the provisions of this statement as required for all transactions entered into on or after April 1, 2001. The adoption of SFAS No. 140 did not have a significant impact on the Company.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) business combinations and requires intangible assets to be recognized apart from goodwill if certain tests are met. The Company does not believe the adoption of SFAS No. 141 will have a material impact on the Company's financial position or results of operations. SFAS No. 142 requires that goodwill not be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for companies with fiscal years beginning after March 15, 2001.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company is currently evaluating this statement to assess its impact on the financial statements. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year. The Company will adopt the provisions of this statement on January 1, 2002. The Company does not believe the adoption of SFAS No. 144 will have a significant impact on the Company.

                              ISTAR FINANCIAL INC.

NOTE 4--LOANS AND OTHER LENDING INVESTMENTS

    The following is a summary description of the Company's loans and other lending investments (in thousands) (unaudited):

                                                                           CARRYING VALUE AS OF
                             # OF        ORIGINAL       PRINCIPAL      ----------------------------
        TYPE OF            BORROWERS    COMMITMENT       BALANCES      SEPTEMBER 30,   DECEMBER 31,     EFFECTIVE
       INVESTMENT         IN CLASS(1)    AMOUNT(1)    OUTSTANDING(1)       2001            2000       MATURITY DATES
------------------------  -----------   -----------   --------------   -------------   ------------   --------------
Senior Mortgages               19       $1,260,193      $1,155,711      $1,139,316      $1,210,992     2001 to 2019

Subordinated Mortgages         14          423,730         371,282         367,990         325,558     2002 to 2011
Corporate                      18          614,066         581,417         553,561         398,978     2001 to 2011
  Loans/Partnership
  Loans/Unsecured Notes

Loan Participations             3          127,497         111,351         111,254         111,251     2003 to 2005
Other Lending                   8              N/A         270,045         239,734         192,404     2002 to 2013
  Investments
                                                                        ----------      ----------
Gross Carrying Value                                                    $2,411,855      $2,239,183
Provision for Possible
  Credit Losses                                                            (19,250)        (14,000)
                                                                        ----------      ----------
Total, Net                                                              $2,392,605      $2,225,183
                                                                        ==========      ==========


        TYPE OF            CONTRACTUAL INTEREST      CONTRACTUAL INTEREST      PRINCIPAL     PARTICIPATION
       INVESTMENT            PAYMENT RATES(2)          ACCRUAL RATES(2)       AMORTIZATION     FEATURES
------------------------  -----------------------   -----------------------   ------------   -------------
Senior Mortgages          Fixed: 6.13% to 14.25%    Fixed: 6.13% to 18.25%       Yes (3)        No
                          Variable: LIBOR + 1.50%   Variable: LIBOR + 1.50%
                          to 6.00%                  to 6.00%
Subordinated Mortgages    Fixed: 7.00% to 15.25%    Fixed: 7.32% to 17.00%       Yes (3)        Yes  (4)
                          Variable: LIBOR + 5.50%   Variable: LIBOR + 5.50%
                          to 5.80%                  to 5.80%
Corporate                 Fixed: 6.13% to 15.00%    Fixed: 6.13% to 17.50%       Yes            Yes  (4)
  Loans/Partnership       Variable: LIBOR + 2.78%   Variable: LIBOR + 2.78%
  Loans/Unsecured Notes   to 7.50%                  to 7.50%
Loan Participations       Fixed: 10.00% to 13.60%   Fixed: 13.60% to 14.00%      Yes            Yes  (4)
                          Variable: LIBOR + 4.50%   Variable: LIBOR + 4.50%
Other Lending             Fixed: 6.75% to 12.75%    Fixed: 6.75% to 12.75%       No             Yes  (4)
  Investments             Variable: LIBOR + 7.56%   Variable: LIBOR + 7.56%
                          to 9.36%                  to 9.36%
Gross Carrying Value
Provision for Possible
  Credit Losses
Total, Net

EXPLANATORY NOTES:
----------------------------------------

(1) Amounts and details are for loans outstanding as of September 30, 2001.

(2) Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on September 30, 2001 was 2.63%.

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

                              ISTAR FINANCIAL INC.

NOTE 4--LOANS AND OTHER LENDING INVESTMENTS (CONTINUED)

    During the nine-month periods ended September 30, 2001 and 2000, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $701.5 million and $670.5 million in loans and other lending investments, funded $45.2 million and $50.6 million under existing loan commitments, and received principal repayments of $567.2 million and $373.6 million.

    As of September 30, 2001, the Company had ten loans with unfunded commitments. The total unfunded commitment amount was approximately
$124.2 million, of which $56.4 million was discretionary (i.e., at the Company's option) and $67.8 million was non-discretionary.

    The Company's loans and other lending investments are predominantly pledged as collateral under either the iStar Asset Receivables secured notes, the secured revolving facilities or secured term loans (see Note 6).

    The Company has reflected provisions for possible credit losses of approximately $1.8 million and $1.8 million in its results of operations during the three months ended September 30, 2001 and 2000, respectively, and $5.3 million and $4.8 million during the nine months ended September 30, 2001 and 2000, respectively. These provisions represent portfolio reserves based on management's evaluation of general market conditions, the Company's internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults, and the underlying collateral. No direct impairment reserves on specific loans were considered necessary. Management may transfer reserves between general and specific reserves as considered necessary.

NOTE 5--CORPORATE TENANT LEASE ASSETS

    The Company's investments in corporate tenant lease assets, at cost, were as follows (in thousands) (unaudited):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Buildings and improvements..................................   $1,330,317      $1,294,572
Land and land improvements..................................      343,759         344,490
Less: accumulated depreciation..............................      (71,658)        (46,975)
                                                               ----------      ----------
                                                                1,602,418       1,592,087
Investments in unconsolidated joint ventures................       57,219          78,082
                                                               ----------      ----------
Corporate tenant lease assets, net..........................   $1,659,637      $1,670,169
                                                               ==========      ==========

    Under certain leases, the Company receives additional participating lease payments to the extent gross revenues of the tenant exceed a base amount. The Company earned no such additional participating lease payments in the three- and nine-month periods ended September 30, 2001 and 2000, respectively. In addition, the Company also receives reimbursements from tenants for certain facility operating expenses.

    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES--At
September 30, 2001, the Company had investments in five joint ventures:
(1) TriNet Sunnyvale Partners L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant; (2) Corporate Technology Associates LLC ("CTC I"), whose external member is Corporate Technology Centre Partners LLC; (3) Sierra Land Ventures ("Sierra"), whose external joint venture partner is Sierra-LC Land, Ltd.; (4) TriNet Milpitas Associates, LLC ("Milpitas"), whose external member is The Prudential Insurance Company of America; and (5) ACRE Simon, L.L.C. ("ACRE"), whose external

                              ISTAR FINANCIAL INC.

NOTE 5--CORPORATE TENANT LEASE ASSETS (CONTINUED) partner is William E. Simon & Sons Realty Investments, L.L.C. These ventures were formed for the purpose of operating, acquiring and in certain cases, developing corporate tenant lease facilities. At September 30, 2001, all facilities held by CTC II and TN-CP had been sold. The Company previously had an equity investment in CTC II, which was sold for approximately $66.0 million in September 2000. In connection with this sale, the note receivable from the venture was modified to mature on December 31, 2001. The note receivable and related accrued interest are included in Loans and Other Lending Investments at September 30, 2001 and December 31, 2000.

    At September 30, 2001, the ventures comprised 23 net leased facilities. Additionally, 17.7 acres of land are held for sale. The Company's combined investment in these joint ventures at September 30, 2001 was $57.2 million. The joint ventures' purchase price for the 23 facilities owned at September 30, 2001 was $345.4 million. The purchase price of the land held for sale was $6.8 million. In the aggregate, the joint ventures had total assets of $386.0 million and total liabilities of $281.1 million as of September 30, 2001, and net income of $4.5 million and $12.5 million for the three and nine months ended September 30, 2001. The Company accounts for these investments under the equity method because the Company's joint venture partners have certain participating rights which limit the Company's control. The Company's ownership percentages, its investments in and advances to unconsolidated joint ventures, its respective income and the Company's pro rata share of its ventures' third-party debt as of September 30, 2001 are presented below (in thousands) (unaudited):

                                                                                            PRO RATA
                                                                                 JOINT      SHARE OF
                                                       OWNERSHIP     EQUITY     VENTURE    THIRD-PARTY
UNCONSOLIDATED JOINT VENTURE                               %       INVESTMENT    INCOME       DEBT
----------------------------                           ---------   ----------   --------   -----------
Operating:
  Sunnyvale..........................................    44.7%       $12,657     $  667      $ 10,728
  CTC I..............................................    50.0%        11,416      3,241        60,732
  Milpitas...........................................    50.0%        24,089      3,007        40,253
  ACRE Simon.........................................    20.0%         5,325        133         6,595
Development:
  Sierra.............................................    50.0%         3,732        101           724
                                                                     -------     ------      --------
      Total..........................................                $57,219     $7,149      $119,032
                                                                     =======     ======      ========

    Effective September 29, 2000, iStar Sunnyvale Partners, LP (the entity which is controlled by Sunnyvale) entered into an interest rate cap agreement limiting the venture's exposure to interest rate movements on its $24.0 million LIBOR-based mortgage loan to an interest rate of 9.0% through November 9, 2003.

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

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--DEBT OBLIGATIONS

    As of September 30, 2001 and December 31, 2000, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands) (unaudited):

                                                        CARRYING VALUE AS OF
                                        MAXIMUM     ----------------------------             STATED                 SCHEDULED
                                         AMOUNT     SEPTEMBER 30,   DECEMBER 31,            INTEREST                 MATURITY
                                       AVAILABLE        2001            2000                  RATES                    DATE
                                       ----------   -------------   ------------   ---------------------------   ----------------
SECURED REVOLVING CREDIT FACILITIES:
  Line of credit.....................  $  700,000    $  242,300      $  284,371      LIBOR + 1.75% -- 2.25%       March 2005 (1)
  Line of credit.....................     700,000       324,947              --      LIBOR + 1.40% -- 2.15%      January 2005 (1)
  Line of credit.....................     500,000       125,348         307,978      LIBOR + 1.50% -- 1.75%      August 2003 (1)
UNSECURED REVOLVING CREDIT
  FACILITIES:
  Line of credit.....................     300,000            --              --          LIBOR + 2.125%           July 2004 (2)
  Line of credit.....................         N/A            --         173,450           LIBOR + 1.55%            May 2002 (2)
  Line of credit.....................         N/A            --              --           LIBOR + 2.25%          January 2003 (2)
                                       ----------    ----------      ----------
  Total revolving credit
    facilities.......................  $2,200,000       692,595         765,799
                                       ==========
SECURED TERM LOANS:
  Secured by corporate tenant lease assets.......       148,339         150,678               7.44%                 March 2009
  Secured by corporate lending investments.......        60,000          60,000           LIBOR + 2.50%           June 2004 (3)
  Secured by corporate lending investments.......        50,000              --           LIBOR + 2.50%           July 2006 (4)
  Secured by corporate tenant lease assets.......            --          77,860           LIBOR + 1.38%             June 2001
  Secured by corporate tenant lease assets.......        58,062          60,471           6.00%-11.38%           Various through
                                                                                                                       2011
  Secured by corporate tenant lease assets.......       193,000              --           LIBOR + 1.85%           July 2006 (5)
                                                     ----------      ----------
  Total term loans...............................       509,401         349,009
  Plus: debt premium.............................           327              51
                                                     ----------      ----------
  Total secured term loans.......................       509,728         349,060
iStar Asset Receivables secured notes:
  Class A........................................        83,205         207,114           LIBOR + 0.30%          August 2003 (6)
  Class B........................................        94,055          94,055           LIBOR + 0.50%          October 2003 (6)
  Class C........................................       105,813         105,813           LIBOR + 1.00%          January 2004 (6)
  Class D........................................        52,906          52,906           LIBOR + 1.45%           June 2004 (6)
  Class E........................................       123,447         123,447           LIBOR + 2.75%          January 2005 (6)
  Class F........................................         5,000           5,000           LIBOR + 3.15%          January 2005 (6)
                                                     ----------      ----------
  Total iStar Asset Receivables secured notes....       464,426         588,335
UNSECURED NOTES:
  6.75% Dealer Remarketable Securities (7)(8)....       125,000         125,000               6.75%                 March 2013
  7.30% Notes (7)................................            --         100,000               7.30%                  May 2001
  7.70% Notes (7)................................       100,000         100,000               7.70%                 July 2017
  7.95% Notes (7)................................        50,000          50,000               7.95%                  May 2006
  8.75% Notes....................................       350,000              --               8.75%                August 2008
                                                     ----------      ----------
  Total unsecured notes..........................       625,000         375,000
  Less: debt discount (9)........................       (16,664)        (18,490)
                                                     ----------      ----------
  Total unsecured notes..........................       608,336         356,510
OTHER DEBT OBLIGATIONS...........................        16,689          72,263              Various                 Various
                                                     ----------      ----------
TOTAL DEBT OBLIGATIONS...........................    $2,291,774      $2,131,967
                                                     ==========      ==========

EXPLANATORY NOTES:_______________
(1) Maturity date reflects a one-year "term-out" extension at the Company's option.

(2) On July 27, 2001, the Company replaced both unsecured facilities with a new $300.0 million revolving credit facility bearing interest at LIBOR + 2.125%. The new facility has an initial maturity of July 2003 with a one-year extension at the Company's option and another one-year extension at the lenders' option.

(3) Maturity date reflects a one-year extension at the Company's option.

(4) On July 6, 2001, the Company financed a $75.0 million structured finance asset with a $50.0 million term loan bearing interest at LIBOR + 2.50%. The loan has an initial maturity of July 2005 with a one-year extension at the Company's option.

(5) Maturity date reflects two one-year extensions at the Company's option.

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

(7) The notes are callable by the Company at any time for an amount equal to the total of principal outstanding, accrued interest and the applicable make-whole prepayment premium.

(8) Subject to mandatory tender on March 1, 2003, to either the dealer or the Leasing Subsidiary. The initial coupon of 6.75% applies to first five-year term through the mandatory tender date. If tendered to the dealer, the notes must be remarketed. The rates reset to market rates upon remarketing.

(9) These obligations were assumed as part of the TriNet Acquisition. As part of the accounting for the purchase, these fixed-rate obligations were considered to have stated interest rates which were below the then-prevailing market rates at which the Leasing Subsidiary could issue new debt obligations and, accordingly, the Company ascribed a market discount to each obligation. Such discounts are amortized as an adjustment to interest expense using the effective interest method over the related term of the obligations. As adjusted, the effective annual interest rates on these obligations were 8.81%, 8.75%, 9.51% and 9.04%, for the 6.75% Dealer Remarketable Securities, 7.30% Notes, 7.70% Notes and 7.95% Notes, respectively.

                              ISTAR FINANCIAL INC.

NOTE 6--DEBT OBLIGATIONS (CONTINUED)

    Availability of amounts under the secured revolving credit facilities are based on percentage borrowing base calculations. In addition, certain of the Company's debt obligations contain financial covenants.

    On May 17, 2000, the Company closed the inaugural offering under its proprietary matched funding program, STARs, Series 2000-1. In the initial transaction, a wholly-owned subsidiary of the Company issued $896.5 million of investment grade bonds secured by the subsidiary's assets, which had an aggregate outstanding principal balance of approximately $1.2 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. For accounting purposes, this transaction was treated as secured financing.

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

    On May 15, 2001, the Company repaid its $100.0 million 7.30% unsecured notes. These notes were senior unsecured obligations of the Leasing Subsidiary and ranked equally with the Leasing Subsidiary's other senior unsecured and unsubordinated indebtedness.

    On June 14, 2001, the Company closed $193.0 million of financing secured by 15 corporate tenant lease assets. The floating-rate loan bears interest at LIBOR plus 1.85% (not to exceed 10.00%) and has two one-year extensions at the Company's option. The Company used these proceeds to repay a $77.8 million secured term loan maturing in June 2001 and to pay down a portion of its revolving credit facilities. In addition, the Company extended the final maturity of its $500.0 million secured revolving credit facility to August 12, 2003.

    On July 6, 2001, the Leasing Subsidiary financed a $75.0 million structured finance asset with a $50.0 million term loan bearing interest at LIBOR + 2.50%. The loan has a maturity of July 2006, including a one-year extension at the Leasing Subsidiary's option.

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

    On August 9, 2001, the Company issued $350.0 million of 8.75% senior notes due in 2008. The notes are unsecured senior obligations of the Company. The Company used the net proceeds to repay outstanding borrowings under its secured credit facilities.

    During the nine-month period ended September 30, 2001, the Company incurred an extraordinary loss of approximately $1.6 million as a result of the early retirement of certain secured debt obligations of its Leasing Subsidiary.

                              ISTAR FINANCIAL INC.

NOTE 6--DEBT OBLIGATIONS (CONTINUED)
    As of September 30, 2001, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands) (unaudited)
(1):

2001 (remaining three months)...............................  $   16,688
2002........................................................      14,711
2003........................................................     302,609
2004........................................................     218,719
2005........................................................     699,261
Thereafter..................................................   1,056,123
                                                              ----------
Total principal maturities..................................   2,308,111
Net unamortized debt discounts..............................     (16,337)
                                                              ----------
Total debt obligations......................................  $2,291,774
                                                              ==========

EXPLANATORY NOTE:_______________
(1) Assumes exercise of extensions to the extent such extensions are at the Company's option.

NOTE 7--SHAREHOLDERS' EQUITY

   The Company's charter provides for the issuance of up to 200.0 million shares of Common Stock, par value $0.001 per share, and 30.0 million shares of preferred stock. The Company has 4.4 million shares of 9.5% Series A Cumulative Redeemable Preferred Stock, 2.3 million shares of 9.375% Series B Cumulative Redeemable Preferred Stock, 1.5 million shares of 9.20% Series C Cumulative Redeemable Preferred Stock, and 4.6 million shares of 8.0% Series D Cumulative Redeemable Preferred Stock. The Series A, B, C and D Cumulative Redeemable Preferred Stock are redeemable without premium at the option of the Company at their respective liquidation preferences beginning on December 15, 2003, June 15, 2001, August 15, 2001 and October 8, 2002, respectively.

    STOCK REPURCHASE PROGRAM: The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of both
September 30, 2001 and December 31, 2000, the Company had repurchased approximately 2.3 million shares at an aggregate cost of approximately
$40.7 million.

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

    USE OF DERIVATIVE FINANCIAL INSTRUMENTS--The Company's use of derivative financial instruments is primarily limited to the utilization of interest rate agreements or other instruments to manage interest

                              ISTAR FINANCIAL INC.

NOTE 8--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS (CONTINUED) rate risk exposure. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The counterparties to these contractual arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of nonperformance by these counterparties. However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet their obligations.

    In connection with the TriNet Acquisition, the Company acquired LIBOR interest rate caps currently struck at 7.75%, and 7.75% in notional amounts of $75.0 million and $35.0 million, respectively, which both expire in December 2004. In connection with the closing of STARs, Series 2000-1 in May 2000, the Company entered into a LIBOR interest rate cap struck at 10.00% in the notional amount of $312.0 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Company's net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the significant terms of these arrangements are substantially the same, the effects of a revaluation of these two instruments are expected to substantially offset one another. At September 30, 2001 and December 31, 2000, the net fair value of the Company's interest rate caps were $0.3 million and $0.4 million, respectively.

    The Company has entered into LIBOR interest rate swaps struck at 7.055% and 7.058%, both with notional amounts of $125.0 million that expire in June 2003. These swaps effectively fix the interest rate on a portion of the Company's floating-rate term loan obligations. In connection with the TriNet Acquisition, the Company acquired an interest rate swap which, together with certain existing interest rate cap agreements, effectively fix the interest rate on $75.0 million of the Leasing Subsidiary's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. Management expects that it will have aggregate LIBOR-based borrowings at the Leasing Subsidiary in excess of the notional amount for the duration of the swap. The actual borrowing cost to the Company with respect to indebtedness covered by the swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. At September 30, 2001 and December 31, 2000, the fair value (liability) of the Company's interest rate swaps was ($21.4) million and ($7.7) million, respectively.

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

    CREDIT RISK CONCENTRATIONS--Concentrations of credit risks arise when a number of borrowers or customers related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in

                              ISTAR FINANCIAL INC.

NOTE 8--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS (CONTINUED) economic conditions. The Company regularly monitors various segments of its portfolio to assess potential concentrations of credit risks. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

    Substantially all of the Company's corporate tenant lease assets (including those held by joint ventures) and loans and other lending investments, are collateralized by facilities located in the United States, with significant concentrations (i.e., greater than 10.0%) as of September 30, 2001 in California (25.0%), Texas (14.4%) and New York (11.1%). As of September 30, 2001, the Company's investments also contain significant concentrations in the following asset types: office (49.2%) and hotel lending (13.0%).

    The Company underwrites the credit of prospective borrowers and customers and often requires them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company's loans and other lending investments and corporate customer lease assets are geographically diverse and the borrowers and customers operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or customer, the inability of that borrower or customer to make its payment could have an adverse effect on the Company.

NOTE 9--INCOME TAXES

    The Company qualified for REIT status and elected to be taxed as a REIT for the tax years commencing on January 1, 1998.

NOTE 10--STOCK OPTION PLANS AND EMPLOYEE BENEFITS

    The Company's 1996 Long-Term Incentive Plan (the "Plan") is designed to provide incentive compensation for officers, other key employees and directors of the Company. The Plan provides for awards of stock options and shares of restricted stock and other performance awards. The maximum number of shares of Common Stock available for awards under the Plan is 9.0% of the outstanding shares of Common Stock, calculated on a fully diluted basis, from time to time; provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 5.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan, other than automatic awards to non-employee directors, are at the discretion of the Board or a committee of the Board. At September 30, 2001, a total of approximately
7.9 million shares of Common Stock were available for awards under the Plan, of which options to purchase approximately 5.8 million shares of Common Stock were outstanding and approximately 651,000 shares of restricted stock were outstanding.

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

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK OPTION PLANS AND EMPLOYEE BENEFITS (CONTINUED)
    In connection with the TriNet Acquisition, outstanding options to purchase TriNet stock under TriNet's stock option plans were converted into options to purchase shares of Common Stock on substantially the same terms, except that both the exercise price and number of shares issuable upon exercise of the TriNet options were adjusted to give effect to the merger exchange ratio of 1.15 shares of Common Stock for each share of TriNet common stock. In addition, options held by the former directors of TriNet and certain executive officers became fully vested as a result of the transaction.

    Changes in options outstanding during the nine months ended September 30, 2001 are as follows:

                                                                      NUMBER OF SHARES
                                                            ------------------------------------   AVERAGE
                                                                        NON-EMPLOYEE                STRIKE
                                                            EMPLOYEES    DIRECTORS       OTHER      PRICE
                                                            ---------   ------------   ---------   --------
OPTIONS OUTSTANDING, DECEMBER 31, 2000 (UNAUDITED)........  3,535,572     226,379        961,163    $18.97
  Granted in 2001.........................................  1,618,400      90,000        100,000    $20.07
  Exercised in 2001.......................................  (615,733)     (20,000)       (25,000)   $17.55
  Forfeited in 2001.......................................  (103,688)          --             --    $27.59
                                                            ---------     -------      ---------
OPTIONS OUTSTANDING, SEPTEMBER 30, 2001 (UNAUDITED).......  4,434,551     296,379      1,036,163
                                                            =========     =======      =========

    The following table summarizes information concerning outstanding and exercisable options as of September 30, 2001 (unaudited):

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                        -------------------------   ---------------------------------
                                       WEIGHTED
                                        AVERAGE     WEIGHTED                 WEIGHTED
                                       REMAINING    AVERAGE                  AVERAGE
                          OPTIONS     CONTRACTUAL   EXERCISE    CURRENTLY    EXERCISE
EXERCISE PRICE RANGE    OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
--------------------    -----------   -----------   --------   -----------   --------
$14.72 - $15.00          1,648,537(1)     6.46       $14.73     1,100,173     $14.72
$16.69 - $16.88          1,062,490        8.27       $16.86       327,900     $16.88
$17.38 - $17.56            537,500        8.47       $17.39       170,835     $17.38
$19.50 - $19.75          1,694,650        9.33       $19.69         2,083     $19.54
$20.33 - $21.44            255,750        6.18       $20.99       146,635     $21.04
$22.44                      20,000        9.01       $22.44            --     $   --
$23.32 - $23.64             68,309        2.63       $23.57        48,824     $23.54
$24.13 - $24.94            217,500        6.35       $24.53       216,500     $24.53
$25.10 - $26.09             21,700        4.89       $26.04        20,700     $26.09
$26.30 - $26.97             91,700        2.83       $26.73        89,700     $26.72
$27.00                      25,000        9.73       $27.00            --     $   --
$28.26 - $28.54             41,238        2.13       $28.37        41,238     $28.37
$30.33                      67,275        1.65       $30.33        57,217     $30.33
$33.15 - $33.70             10,350        1.22       $33.39         8,913     $33.43
$55.39                       5,094        7.67       $55.39         3,396     $55.39
                         ---------      ------       ------     ---------     ------
                         5,767,093        7.62       $18.24     2,234,114     $18.18
                         =========      ======       ======     =========     ======

EXPLANATORY NOTE:
------------------------------

(1) Includes approximately 764,000 options which were granted, on a fully exercisable basis, in connection with the Recapitalization Transactions, and which are now held by a privately-owned affiliate of Starwood Capital Group. Beneficial interests in these options were subsequently regranted by that affiliate to employees of Starwood Capital Group and its affiliates, subject to vesting requirements. In the event that these employees forfeit such options, they revert to the affiliate of Starwood Capital Group, which may regrant them at its discretion. As of September 30, 2001, less than 2,000 of these options are currently exercisable by the beneficial owners.

    The Company has elected to use the intrinsic method for accounting for options issued to employees or directors, as allowed under Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123") and, accordingly, recognizes no compensation charge in connection with these options to the extent that the options exercise price

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK OPTION PLANS AND EMPLOYEE BENEFITS (CONTINUED) equals or exceeds the quoted price of the Company's common shares at the date of grant or measurement date. In connection with the Advisor Transaction, as part of the computation of the one-time charge to earnings, the Company calculated a deferred compensation charge of approximately $5.1 million. This deferred charge represents the difference of the closing sales price of the shares of Common Stock on the date of the Advisor Transaction of $20.25 over the strike price of the options of $14.72 per share (as adjusted) for the unvested portion of the options granted to former employees of the Advisor who are now employees of the Company. This deferred charge will be amortized over the related remaining vesting terms to the individual employees as additional compensation expense.

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

    During the nine-month period ended September 30, 2001, the Company granted 94,859 restricted shares to employees in lieu of cash bonuses for the year ended December 31, 2000 at the employees' election. These restricted shares were immediately vested on the date of grant and are not transferable for a period of one year following vesting. In addition, the Company entered into a three-year employment agreement with an executive in connection with his appointment as president of the Company. Under the agreement, in lieu of salary and bonus, the Company granted the executive 500,000 unvested restricted shares. The vesting of these shares is a function of the total rate of return (dividends and price appreciation) on the Company's Common Stock, although none of the shares vest (regardless of the total return to shareholders) if the executive voluntarily terminates his employment without good reason prior to September 30, 2002. Until shares under the agreement are otherwise vested or forfeited, the executive will receive dividends on the share grant during the term of the agreement if and when the Company declares and pays dividends on its Common Stock. None of these restricted shares were vested at September 30, 2001.

    During the nine months ended September 30, 2001, the Company also entered into a new three-year employment agreement with its chief executive officer. As part of this agreement, the Company confirmed a prior grant of 750,000 stock options made to the executive on March 2, 2001. The options will vest in equal installments of 250,000 shares in each January beginning with January 2002. The Company also granted the executive 2,000,000 unvested phantom shares, each of which represents one share of the Company's Common Stock. These shares will vest in installments on a contingent basis if the average closing price of the Company's Common Stock achieves certain levels ($25.00 to $37.00 per share) over specified periods of time. Shares that have contingently vested generally will not become fully vested until the end of the three-year term of the agreement, except upon certain termination or change of control events. Further, if the stock price drops below certain specified levels for the 60-day average before such date, they would also not fully vest and be forfeited.

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK OPTION PLANS AND EMPLOYEE BENEFITS (CONTINUED)
The executive will receive dividends on shares that have contingently or fully vested and have not been forfeited under the terms of the agreement, if and when the Company declares and pays dividends on its Common Stock.

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

    Effective November 4, 1999, the Company implemented a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401 (k) Plan following completion of six months of continuous service with the Company. Each participant may contribute on a pretax basis between 2% and 15% of such participant's compensation. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50% of the first 10% of the participant's annual contribution. The Company made contributions of approximately $61,000 and $48,000 to the 401(k) Plan for the three-month periods ended September 30, 2001 and 2000, respectively and approximately $246,000 and $223,000 to the 401(k) Plan for the nine-month periods ended September 30, 2001 and 2000, respectively.

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

                              ISTAR FINANCIAL INC.

NOTE 11--EARNINGS PER SHARE (CONTINUED)

    As described in Note 1, in the Incorporation Merger, the class B shares were converted into shares of Common Stock on a 49-for-one basis (the same ratio at which class B shares were previously convertible into class A shares), and the class A shares were converted into shares of Common Stock on a one-for-one basis. As a result, the Company no longer has multiple classes of common shares. Basic and diluted earnings per share are based upon the following weighted average shares outstanding during the three- and nine-month periods ended September 30, 2001 and 2000, respectively (in thousands):

                                                                FOR THE               FOR THE
                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
                                                                         (UNAUDITED)
Weighted average common shares outstanding for basic
  earnings per common share.............................   86,470     85,662     86,130     85,345
Add: effect of assumed shares issued under treasury
  stock method for stock options and restricted
  shares................................................    2,004        982      1,713        676
Add: effect of contingent shares........................      350         --        156         --
                                                          -------    -------    -------    -------
Weighted average common shares outstanding for diluted
  earnings per common share.............................   88,824     86,644     87,999     86,021
                                                          =======    =======    =======    =======

NOTE 12--COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective January 1, 1998. Total comprehensive income was $148.1 million and $161.6 million for the nine-month periods ended September 30, 2001 and 2000, respectively, and $49.0 million and $55.6 million for the three-month periods ended September 2001 and 2000, respectively. The primary component of comprehensive income other than net income was the adoption and continued application of SFAS No. 133.

    For the three and nine months ended September 30, 2001, the change in fair market value of the Company's interest rate swaps was $(8.5) million and $(13.6) million and was recorded as a reduction

                              ISTAR FINANCIAL INC.

NOTE 12--COMPREHENSIVE INCOME (CONTINUED) to other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands) (unaudited):

                                                              FOR THE               FOR THE
                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
Net income............................................  $57,553    $55,591    $171,155   $161,410
Other comprehensive income (loss):
  Unrealized gains (losses) on securities for the
    period............................................       --        (34)         --        195
  Cumulative effect of change in accounting principle
    (SFAS No. 133) on other comprehensive income......       --         --      (9,445)        --
  Unrealized derivative gains (losses) on cash flow
    hedges............................................   (8,515)        --     (13,589)        --
                                                        -------    -------    --------   --------
Comprehensive income..................................  $49,038    $55,557    $148,121   $161,605
                                                        =======    =======    ========   ========

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

    For the year ended December 31, 2000, total dividends declared by the Company aggregated $205.5 million, or $2.40 per common share. The dividend attributable to the fourth quarter 2000 was $51.4 million, or $0.60 per share of Common Stock, and was paid on January 12, 2001. Total dividends attributable to the nine months ended September 30, 2001 were $159.4 million, or $1.8375 per share of Common Stock consisting of quarterly dividends of $0.6125 per share which were declared on April 1, 2001, July 1, 2001 and October 1, 2001. The Company also declared dividends aggregating $15.7 million, $3.5 million, $2.2 million and $6.0 million, respectively, on its Series A, B, C and D preferred stock, respectively, for the nine-month period ended September 30, 2001 and $5.2 million, $1.2 million, $0.7 million and $2.0 million, respectively, on its Series A, B, C and D preferred stock, respectively, for the three-month period ended September 30, 2001. There are no divided arrearages on any of the preferred shares currently outstanding.

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

    Holders of shares of the Series B preferred stock are entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 9.375% per annum of the $25.00 liquidation preference, equivalent to a fixed annual rate of $2.34 per share. Dividends are cumulative from the date of original

                              ISTAR FINANCIAL INC.

NOTE 13--DIVIDENDS (CONTINUED)
issue and are payable quarterly in arrears on or before the 15th day of each March, June, September and December or, if not a business day, the next succeeding business day. Any dividend payable on the Series B preferred stock for any partial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable to holders of record as of the close of business on the first day of the calendar month in which the applicable dividend payment date falls or on another date designated by the Board of Directors of the Company for the payment of dividends that is not more than 30 nor less than ten days prior to the dividend payment date.

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

    The Company evaluates performance based on the following financial measures for each segment. Selected results of operations for the three- and nine-month periods ended September 30, 2001 and

                              ISTAR FINANCIAL INC.

NOTE 14--SEGMENT REPORTING (CONTINUED)
2000 and selected asset information as of September 30, 2001 and December 31, 2000 regarding the Company's operating segments are as follows (in thousands):

                                                                 CORPORATE
                                                  REAL ESTATE     TENANT      CORPORATE/    COMPANY
                                                    LENDING     LEASING (1)   OTHER (2)      TOTAL
                                                  -----------   -----------   ----------   ----------
                                                               (UNAUDITED)
TOTAL REVENUES(3):
Three months ended:
  September 30, 2001............................  $   71,342    $   50,025     $   (537)   $  120,830
  September 30, 2000............................      72,363        48,360          (40)      120,683
Nine months ended:
  September 30, 2001............................  $  216,265    $  149,006     $   (999)   $  364,272
  September 30, 2000............................     206,588       142,690          207       349,485
TOTAL OPERATING AND INTEREST EXPENSE(4):
Three months ended:
  September 30, 2001............................  $   29,799    $   25,007     $  6,651    $   61,457
  September 30, 2000............................      32,118        28,089        6,430        66,637
Nine months ended:
  September 30, 2001............................  $   91,470    $   78,661     $ 21,310    $  191,441
  September 30, 2000............................      82,959        84,963       22,273       190,195
NET OPERATING INCOME BEFORE MINORITY INTEREST
  AND GAIN ON SALE OF NET LEASE ASSETS(5):
Three months ended:
  September 30, 2001............................  $   41,543    $   25,018     $ (7,188)   $   59,373
  September 30, 2000............................      40,245        20,271       (6,470)       54,046
Nine months ended:
  September 30, 2001............................  $  124,795    $   70,345     $(22,309)   $  172,831
  September 30, 2000............................     123,629        57,727      (22,066)      159,290
TOTAL LONG-LIVED ASSETS(6):
  September 30, 2001............................  $2,392,605    $1,659,637          N/A    $4,052,242
  December 31, 2000.............................   2,225,183     1,670,169          N/A     3,895,352
TOTAL ASSETS:
  September 30, 2001............................  $2,392,605    $1,659,637     $144,311    $4,196,553
  December 31, 2000.............................   2,225,183     1,670,169      139,423     4,034,775

EXPLANATORY NOTES:_______________

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

                              ISTAR FINANCIAL INC.

NOTE 14--SEGMENT REPORTING (CONTINUED)
(4) Total operating and interest expense represents provision for possible credit losses for the Real Estate Lending business and operating costs on corporate tenant lease assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. General and administrative expense, advisory fees (prior to November 4, 1999) and stock-based compensation expense is included in Corporate and Other for all periods. Depreciation and amortization of $8.7 million and $8.7 million for the three-month periods ended September 30, 2001 and 2000, respectively, and $26.3 million and $26.6 million for the nine-month periods ended
    September 30, 2001 and 2000, respectively, are included in the amounts presented above.

(5) Net operating income before minority interests represents net operating income before minority interest, gain on sale of corporate tenant lease assets and extraordinary loss as defined in note (3) above, less total operating and interest expense, as defined in note (4) above.

(6) Total long-lived assets is comprised of Loans and Other Lending Investments, net and Corporate Tenant Lease Assets net, for each respective segment.

NOTE 15--SUBSEQUENT EVENTS

   On October 30, 2001, Starwood Mezzanine Investors, L.P. and Starwood Opportunity Fund IV, L.P and one of their affiliates sold 16.5 million shares of Common Stock owned by them at a price of $23.30 per share. The Company did not sell any shares in this offering. The selling stockholders also granted the underwriters an option to purchase up to an additional 2.475 million of their shares of Common Stock solely to cover over-allotments. On November 7, 2001, the underwriters exercised this option. As a result of the secondary offering, Starwood Opportunity Fund IV, L.P. owns approximately 39.1% of the Company's Common Stock (based on the diluted sharecount as of September 30, 2001). Starwood Mezzanine Investors, L.P. owns no shares of Common Stock following the offering.

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

    None of the Company's investment assets were directly impacted by the terrorist attacks against the United States on September 11, 2001. While the Company believes that the diversification of its portfolio, its strict underwriting standards and its use of credit enhancement techniques represent an appropriate emphasis on risk management, the Company cannot predict the effect that any future terrorist attack might have on the U.S. economy and the Company's business.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE-MONTH PERIOD
  ENDED SEPTEMBER 30, 2000

    INTEREST INCOME--Interest income decreased to approximately $62.4 million for the three months ended September 30, 2001 from approximately $70.1 million for the same period in 2000. This decrease in interest income is primarily a result of the decrease in average LIBOR rates on the Company's variable-rate lending investments, which was partially offset by an increase in the average balance of loans and other lending investments.

    OPERATING LEASE INCOME--Operating lease income increased to $49.9 million for the three months ended September 30, 2001 from $46.3 million for the same period in 2000. Of this increase, approximately $826,000 was attributable to new corporate tenant lease investments and $1.7 million to additional operating lease income from existing corporate tenant lease investments owned in both quarters. In addition, joint venture income contributed $1.2 million to the increase.

    OTHER INCOME--Other income for the three-month period ended September 30, 2001 is primarily comprised of sales proceeds from participation interests. Other income for the three-month period ended September 30, 2000 included a prepayment penalty from the refinancing of a senior mortgage and a corporate loan, in addition to a gain resulting from the repayment of a senior loan held at a discount upon the conversion of such loan to a corporate tenant lease holding pursuant to a purchase option granted to the Company in connection with its original investment in the asset.

    INTEREST EXPENSE--The Company's interest expense decreased by $5.3 million for the three months ended September 30, 2001 over the same period in the prior year. The decrease was primarily due to lower average LIBOR rates on the Company's outstanding floating-rate debt obligations.

    OPERATING COSTS-CORPORATE TENANT LEASE ASSETS--Operating costs did not significantly change for the three months ended September 30, 2001 compared to the comparable period in 2000.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization decreased by approximately $36,000 to $8.7 million for the three months ended September 30, 2001 over the same period in the prior year. This decrease is primarily the result of corporate tenant lease dispositions in 2000 and 2001, partially offset by additional depreciation on investments.

    GENERAL AND ADMINISTRATIVE--The Company's general and administrative expenses during the three months ended September 30, 2001 increased by approximately $272,000 to $6.1 million compared to the same period in 2000.

    PROVISION FOR POSSIBLE CREDIT LOSSES--As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, the Company has not realized any actual losses on any of its loan investments to date. However, the Company has considered it prudent to establish a policy of providing reserves for potential losses in the current portfolio which may occur in the future. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for possible credit losses in its operating results. The Company will continue to recognize quarterly provisions until a stabilized reserve level is attained.

    STOCK-BASED COMPENSATION EXPENSE--Stock-based compensation expense did not significantly change for the three months ended September 30, 2000 as compared to the 2000 period.

    GAIN ON SALE OF CORPORATE TENANT LEASE ASSETS--On August 30, 2001, the Company disposed of one corporate tenant lease asset for total proceeds of $13.0 million, and recognized a loss of approximately $1.2 million. This asset was formerly owned by TriNet prior to its acquisition by the Company, and was vacant when acquired by the Company in the TriNet Acquisition.

    During the third quarter of 2000, one of the Company's joint venture sold its facility for total proceeds of $41.9 million, and the Company recognized a gain of approximately $1.7 million. In addition, another of the Company's joint ventures sold all five of its facilities for total proceeds of $66.0 million, and the Company recognized a gain of approximately $222,000.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--During the three months ended September 30, 2001, the Company prepaid an unsecured revolving credit facility which had an original maturity date of May 2002. In connection with this prepayment, the Company expensed the remaining unamortized deferred financing costs, which resulted in an extraordinary loss on early extinguishment of debt of approximately $583,000 during the quarter.

    During the third quarter of 2000, certain of the proceeds from an asset disposition in one of the Company's joint ventures were used to repay
$16.4 million of a third-party debt at the joint venture. In connection with this paydown, the joint venture incurred certain prepayment penalties, which resulted in an extraordinary loss on early extinguishment of debt to the Company of $388,000.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE-MONTH PERIOD
  ENDED SEPTEMBER 30, 2000

    INTEREST INCOME--Interest income decreased to approximately $193.2 million for the nine months ended September 30, 2001 from approximately $197.1 million for the same period in 2000. This decrease in interest income is primarily a result of the decrease in average LIBOR rates on the Company's variable-rate lending investments, which was partially offset by the increase in the average balance of loans and other lending investments.

    OPERATING LEASE INCOME--Operating lease income increased to $148.7 million for the nine months ended September 30, 2001 from $139.8 million for the same period in 2000. Of this increase, $8.2 million was attributable to new corporate tenant lease investments and $4.4 million to additional operating lease income from existing corporate tenant lease investments owned in both quarters. In addition, joint venture income contributed $3.1 million to the increase. These increases in operating lease income from assets owned were partially offset by a $6.9 million decrease in operating lease income resulting from asset dispositions made in 2000 and 2001.

    OTHER INCOME--Other income for the nine-month period ended September 30, 2001 is primarily comprised of gains and prepayment penalties from the early repayment of senior mortgages, subordinate mortgages and corporate/partnership loans, participation payments and management fees. Other income for the nine-month period ended September 30, 2000 included prepayment fees resulting from the full or partial repayments of three loans, a fee resulting from the purchase of a sub-performing loan and subsequent restructuring of such loan to fully-performing status, and a realized gain resulting from the repayment of a senior loan held at a discount upon the conversion of such loan to a corporate tenant lease holding pursuant to a purchase option granted to the Company in connection with its original investment in the asset.

    INTEREST EXPENSE--The Company's interest expense increased by $1.9 million for the nine months ended September 30, 2001 over the same period in the prior year. The increase was primarily due to higher average borrowings by the Company's credit facilities, other term loans and unsecured notes, in addition to the amortization of deferred financing costs on the Company's credit facilities. This increase was partially offset by the lower average LIBOR rates on the Company's floating-rate debt obligations.

    OPERATING COSTS-CORPORATE TENANT LEASE ASSETS--For the nine months ended September 30, 2001, operating costs increased by approximately $152,000 to $9.7 million, from $9.6 million for the same period in 2000.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization decreased by approximately $320,000 to $26.3 million for the nine months ended September 30, 2001 over the same period in the prior year. This decrease is primarily the result of corporate tenant lease dispositions in 2000 and 2001, partially offset by additional depreciation on investments.

    GENERAL AND ADMINISTRATIVE--The Company's general and administrative expenses during the nine months ended September 30, 2001 decreased by approximately $1.8 million to $18.7 million compared to the same period in 2000.

    PROVISION FOR POSSIBLE CREDIT LOSSES--As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, the Company has not realized any actual losses on any of its loan investments to date. However, the Company has considered it prudent to establish a policy of providing reserves for potential losses in the current portfolio which may occur in the future. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for possible credit losses in its operating results. The Company will continue to recognize quarterly provisions until a stabilized reserve level is attained.

    STOCK-BASED COMPENSATION EXPENSE--Stock-based compensation expense increased by approximately $877,000 as a result of charges relating to grants of stock options, including amortization of the deferred charge related to options granted to employees of the Company's former external advisor subsequent to such personnel becoming direct employees of the Company as of November 4, 1999.

    GAIN ON SALE OF CORPORATE TENANT LEASE ASSETS--During the nine months ended September 30, 2001, the Company disposed of three corporate tenant lease assets for total proceeds of $21.4 million, and recognized gains of approximately $403,000.

    During the first nine months of 2000, the Company disposed of seven assets for total proceeds of $256.2 million, and recognized gains of approximately $2.9 million.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--During the nine months ended September 30, 2001, the Company repaid a secured term loan which had an original maturity date of December 2004. In connection with this early repayment, the Company incurred certain prepayment penalties, which resulted in an extraordinary loss on early extinguishment of debt of approximately
$1.0 million during the first quarter of 2001. In addition, in the third quarter, the Company prepaid an unsecured revolving credit facility which had an original maturity date of May 2002. In connection with this prepayment, the Company expensed the remaining unamortized deferred financing costs, which resulted in an extraordinary loss on early extinguishment of debt of approximately $583,000.

    During the first quarter of 2000, certain of the proceeds from an asset disposition were used to partially repay $8.1 million of a secured term loan. In connection with this partial paydown, the Company incurred certain prepayment penalties, which resulted in an extraordinary loss on early extinguishment of debt of $317,000. In addition, during the third quarter of 2000, certain of the proceeds from an asset disposition in one of the Company's joint ventures were used to repay $16.4 million of a third-party debt at the joint venture. In connection with this paydown, the joint venture incurred certain prepayment penalties, which resulted in an extraordinary loss on early extinguishment of debt to the Company of $388,000.

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

    The Company believes that its existing sources of funds will be adequate for purposes of meeting its short- and long-term liquidity needs. As the Company has publicly announced, it has taken a conservative view of the level of its asset originations during the next 12 months, given the uncertainty surrounding the U.S. economy. The Company's ability to meet its long-term (i.e., beyond one year) liquidity requirements is subject to the renewal of its credit lines and/or obtaining other sources of financing, including issuing additional debt or equity from time to time. Any decision by the Company's lenders and investors to enter into such transactions with the Company will depend upon a number of factors, such as compliance with the terms of its existing credit arrangements, the Company's financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make such capital commitments and the relative attractiveness of alternative investment or lending opportunities.

    The Company has entered into LIBOR-based secured revolving credit facilities of $700.0 million, $700.0 million and $500.0 million, respectively, which expire in fiscal 2005, 2005 and 2003, respectively. The maturities of these secured revolving facilities include a one-year "term-out" extension at the Company's option. As of September 30, 2001, the Company had drawn approximately
$242.3 million, $324.9 million and $125.3 million under these facilities, respectively. Availability under these facilities is based on collateral provided under a borrowing base calculation. At September 30, 2001, the Company also had an unsecured credit facility totaling $300.0 million which bears interest at LIBOR + 2.125% and matures in July 2004, including a one-year extension at the Company's option. At September 30, 2001, the Company had not drawn any amounts under this facility.

    In connection with the TriNet Acquisition, the Company acquired LIBOR interest rate caps currently struck at 7.75% and 7.75% in notional amounts of $75.0 million and $35.0 million, respectively, which both expire in December 2004. In connection with the closing of STARs, Series 2000-1 in May 2000, the Company entered into a LIBOR interest rate cap struck at 10.00% in the notional amount of $312.0 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce the Company's net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the significant terms of these arrangements are substantially the same, the effects of a revaluation of these two instruments are expected to substantially offset one another. At September 30, 2001 and December 31, 2000, the net fair value of the Company's interest rate caps were $0.3 million and $0.4 million, respectively.

    The Company has entered into LIBOR interest rate swaps struck at 7.055% and 7.058%, both with notional amounts of $125.0 million and expiring in June 2003. These swaps effectively fix the interest rate on a portion of the Company's floating-rate term loan obligations. In connection with the TriNet Acquisition, the Company acquired an interest rate swap which, together with certain existing interest rate cap agreements, effectively fix the interest rate on $75.0 million of the Leasing Subsidiary's LIBOR-based borrowings at 5.58% plus the applicable margin through December 1, 2004. Management expects that it will have aggregate LIBOR-based borrowings at the Leasing Subsidiary in excess of the notional amount for the duration of the swap. The actual borrowing cost to the Company with respect to indebtedness covered by the swap will depend upon the applicable margin over LIBOR for such indebtedness, which will be determined by the terms of the relevant debt instruments. At September 30, 2001 and December 31, 2000, the fair value (liability) of the Company's remaining interest rate swaps was $(21.4) million and $(7.7) million, respectively.

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

    On May 15, 2001, the Leasing Subsidiary repaid its $100.0 million 7.30% unsecured notes.

    On June 14, 2001, the Company closed $193.0 million of financing secured by 15 corporate tenant lease assets. The floating-rate loan bears interest at LIBOR plus 1.85% (not to exceed 10.00%) and has two one-year extensions at the Company's option. The Company used these proceeds to repay a $77.8 million secured term loan maturing in June 2001 and to pay down a portion of its revolving credit facilities. In addition, the Company extended the final maturity of its $500.0 million secured revolving credit facility to August 12, 2003.

    On July 6, 2001, the Leasing Subsidiary financed a $75.0 million structured finance asset with a $50.0 million term loan bearing interest at LIBOR + 2.50%. The loan has a maturity of July 2006, including a one-year extension at the Leasing Subsidiary's option.

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

    On August 9, 2001, the Company issued $350.0 million of 8.75% senior notes due in 2008. The notes are unsecured senior obligations of the Company. The Company used the net proceeds to repay outstanding borrowings under its secured credit facilities.

    STOCK REPURCHASE PROGRAM: The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of both
September 30, 2001 and December 31, 2000, the Company had repurchased approximately 2.3 million shares at an aggregate cost of approximately
$40.7 million.

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

                                                              FOR THE               FOR THE
                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
Adjusted earnings:
  Net income..........................................  $57,553    $55,591    $171,155   $161,410
  Add: Depreciation...................................    8,669      8,705      26,255     26,575
  Add: Allocated share of joint venture
    depreciation......................................      960      1,148       2,828      2,590
  Add: Amortization of deferred financing costs.......    4,959      4,042      15,391      9,330
  Less: Preferred dividends...........................   (9,227)    (9,227)    (27,681)   (27,681)
  Add: Cumulative effect of change in accounting
    principle (1).....................................       --         --         282         --
  Less: (Gains)/losses on sales of corporate tenant
    lease assets......................................    1,196     (1,974)       (403)    (2,948)
  Add: Extraordinary loss on early extinguishment of
    debt..............................................      583        388       1,620        705
                                                        -------    -------    --------   --------
Adjusted earnings allocable to common shareholders:
  Basic...............................................  $64,693    $58,673    $189,447   $169,981
                                                        =======    =======    ========   ========
  Diluted.............................................  $64,928    $58,909    $190,156   $170,685
                                                        =======    =======    ========   ========
Adjusted earnings per common share:
  Basic...............................................  $  0.75    $  0.68    $   2.20   $   1.99
                                                        =======    =======    ========   ========
  Diluted.............................................  $  0.73    $  0.68    $   2.15   $   1.98
                                                        =======    =======    ========   ========

EXPLANATORY NOTE:
------------------------------

(1) Represents one-time effect of adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001.

NEW ACCOUNTING STANDARDS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." On June 23, 1999, the FASB voted to defer the effectiveness of SFAS No. 133 for one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) in certain circumstances a hedge of a foreign currency exposure. The Company adopted this pronouncement, as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-deferral of the Effective Date of FASB Statement
No. 133" and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Hedging Activities-an Amendment of FASB No. 133," January 1, 2001. Because the Company has primarily used derivatives as cash flow hedges of interest rate risk only, the adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company. However, should the Company change its current use of such derivatives (see Note 8), the adoption of SFAS No. 133 could have a more significant effect on the Company prospectively.

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

    In July 2001, the SEC released Staff Accounting Bulletin No. 102
("SAB 102"), "Selected Loan Loss Allowance and Documentation Issues." SAB 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Adoption of SAB 102 by the Company is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

    In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("SFAS No. 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement is applicable for transfers of assets and extinguishments of liabilities occurring after March 31, 2001. The Company adopted the provisions of this statement as required for all transactions entered into on or after April 1, 2001. The adoption of SFAS No. 140 did not have a significant impact on the Company.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in business combinations and requires intangible assets to be recognized apart from goodwill if certain tests are met. The Company does not believe the adoption of SFAS No. 141 will have a significant effect on the Company's financial position or results of operations. SFAS
No. 142 requires that goodwill not be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for companies with fiscal years beginning after March 15, 2001. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 142 will have on the Company's financial position or results of operations.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company is currently evaluating this statement to assess its impact on the financial statements. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year. The Company will adopt the provisions of this statement on January 1, 2002. The Company does not believe the adoption of SFAS No. 144 will have a significant impact on the Company.

OTHER MATTERS

1940 ACT EXEMPTION

    The Company at all times intends to conduct its business so as to not become regulated as an investment company under the Investment Company Act of 1940. If the Company were to become regulated as an investment company, then the Company's ability to use leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (i.e., "Qualifying Interests"). Under the current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. As of September 30, 2001, the Company calculates that it is in and has maintained compliance with this requirement.

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

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM-8-K

A. EXHIBITS


1.1     Underwriting Agreement dated August 9, 2001 relating to the
        Company's 8 3/4% Senior Notes Due 2008.(1)

4.6     Form of Supplemental Indenture dated as of August 16,
        2001.(1)

4.7     Form of Global Note evidencing 8 3/4% Senior Notes 2008.(1)

EXPLANATORY NOTE:
------------------------

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 15, 2001.

B. REPORTS ON FORM 8-K

    On each of August 1, 2001 and August 15, 2001, a Current Report on Form 8-K was filed in order to file exhibits in connection with the offering of the Company's 8 3/4% Senior Notes Due in 2008.

                                   SIGNATURES

    Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            iSTAR FINANCIAL INC.
                                            REGISTRANT

Date: November 14, 2001                     /s/ JAY SUGARMAN
                                            -----------------------------------------------
                                            Jay Sugarman
                                            CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                            CHIEF EXECUTIVE OFFICER

Date: November 14, 2001                     /s/ SPENCER B. HABER
                                            -----------------------------------------------
                                            Spencer B. Haber
                                            PRESIDENT, CHIEF FINANCIAL OFFICER, DIRECTOR AND
                                            SECRETARY