Form 10-K
period 2001-12-31
ISTAR FINANCIAL INC
filed 2002-03-29
CIK 1095651

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

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

    Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 15, 2002, the aggregate market value of the common stock, $0.001 par value per share of iStar Financial Inc. ("Common Stock"), held by non-affiliates(1) of the registrant was approximately $2.4 billion, based upon the closing price of $28.29 on the New York Stock Exchange composite tape on such date.

    As of March 15, 2002, there were 87,877,976 shares of Common Stock outstanding.

(1) For purposes of this Annual Report only, includes all outstanding Common Stock other than Common Stock held directly by the Registrant's directors and executive officers.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant's definitive proxy statement for the registrant's 2002 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I

Item 1. Business............................................         2

Item 2. Properties..........................................        16

Item 3. Legal Proceedings...................................        16

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................        16

PART II

Item 5. Market for Registrant's Equity and Related Share
  Matters...................................................        17

Item 6. Selected Financial Data.............................        18

Item 7. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................        21

Item 7a. Quantitative and Qualitative Disclosures about
  Market Risk...............................................        33

Item 8. Financial Statements and Supplemental Data..........        36

Item 9. Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosure.......................        82

PART III

Item 10. Directors and Executive Officers of the
  Registrant................................................        82

Item 11. Executive Compensation.............................        82

Item 12. Security Ownership of Certain Beneficial Owners and
  Management................................................        82

Item 13. Certain Relationships and Related Transactions.....        82

PART IV

Item 14. Exhibits, Financial Statement Schedules, and
  Reports on Form 8-K.......................................        82

SIGNATURES..................................................        86

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

    The Company's primary product lines include:

    - STRUCTURED FINANCE. The Company provides senior and subordinated loans that typically range in size from $20 million to $100 million to borrowers controlling institutional quality real estate. These loans may be either fixed or variable rate and are structured to meet the specific financing needs of the borrowers, including the acquisition or financing of large, high-quality real estate. The Company offers borrowers a wide range of structured finance options, including first mortgages, second mortgages, partnership loans, participating debt and interim facilities.

    - PORTFOLIO FINANCE. The Company provides funding to regional and national borrowers who own multiple properties in a geographically diverse portfolio. Loans are cross-collateralized to give borrowers the benefit of all available collateral and underwritten to recognize inherent portfolio diversification. Property types include multifamily, suburban office, hotels and other property types where individual property values are less than $20 million on average. Loan terms are structured to meet the specific requirements of the borrower and typically range in size from $25 million to $150 million.

    - CORPORATE FINANCE. The Company provides senior and subordinated capital to corporations engaged in real estate or real estate-related businesses. Financing may be either secured or unsecured and typically range in size from $20 million to $150 million.

    - LOAN ACQUISITION. The Company acquires whole loans and loan participations which present attractive risk-reward opportunities. Loans are generally acquired at a discount to the principal balance outstanding and may be acquired with financing provided by the seller. Loan acquisitions typically range in size from $5 million to $100 million and are collateralized by all major property types.

    - CORPORATE TENANT LEASING. The Company provides capital to corporations, as well as borrowers who control properties leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to be paid by the tenant on a triple net lease basis. Corporate tenant transactions typically range in size from $20 million to $200 million.

    - SERVICING. Through its iStar Asset Services division, the Company provides rated servicing to third-party institutional loan portfolios, as well as to the Company's own portfolio.

    As more fully discussed in Note 1 to the Company's Consolidated Financial Statements, the Company began its business in 1993 through private investment funds formed to capitalize on inefficiencies in the real estate finance market. In March 1998, these funds contributed their approximately $1.1 billion of assets to the Company's predecessor, Starwood Financial Trust, in exchange for a controlling interest in that company. Since that time, the Company has grown by originating new lending and leasing transactions, as well as through corporate acquisitions.

    Specifically, in September 1998, the Company acquired the loan origination and servicing business of a major insurance company, and in December 1998, the Company acquired the mortgage and mezzanine loan portfolio of its largest private competitor. Additionally, in November 1999, the Company acquired TriNet Corporate Realty Trust, Inc., then the largest publicly traded company specializing in the net leasing of corporate office and industrial facilities. The acquisition of TriNet was structured as a stock-for-stock merger of TriNet with a subsidiary of the Company. We refer to TriNet throughout this document as the "Leasing Subsidiary."

    Concurrent with the acquisition of TriNet, the Company also acquired its former external advisor in exchange for shares of Common Stock and converted its organizational form to a Maryland corporation. As part of the conversion to a Maryland corporation, the Company replaced its former dual class common share structure with a single class of Common Stock. The Company's Common Stock began trading on the New York Stock Exchange on November 4, 1999. Prior to this date, the Company's common shares were traded on the American Stock Exchange.

INVESTMENT STRATEGY

    The Company's investment strategy targets specific sectors of the real estate credit markets in which it believes it can deliver value-added, flexible financial solutions to its customers, thereby differentiating its financial products from those offered by other capital providers.

    The Company has implemented its investment strategy by:

    - Focusing on the origination of large, structured mortgage, corporate and lease financings where customers require flexible financial solutions.

    - Avoiding commodity businesses in which there is significant direct competition from other providers of capital such as conduit lending and investment in commercial or residential mortgage-backed securities.

    - Developing direct relationships with borrowers and corporate customers as opposed to sourcing transactions solely through intermediaries.

    - Adding value beyond simply providing capital by offering borrowers and corporate customers specific lending expertise, flexibility, certainty and continuing relationships beyond the closing of a particular financing transaction.

    - Taking advantage of market anomalies in the real estate financing markets when the Company believes credit is mispriced by other providers of capital, such as the spread between lease yields and the yields on corporate customers' underlying credit obligations.

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

    As of December 31, 2001, based on current gross carrying values, the Company's business consists of the following product lines:

                                  PRODUCT LINE

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

    LOAN ACQUISITION      9%
Structured Finance        24%
Portfolio Finance          9%
Corporate Tenant Leasing  45%
Corporate Finance         13%

    The Company seeks to maintain an investment portfolio which is diversified by asset type, underlying property type and geography. As of December 31, 2001, based on current gross carrying values, the Company's total investment portfolio has the following characteristics:

                                   ASSET TYPE

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

    FIRST MORTGAGES      31%
Second Mortgages          9%
Corporate /
Partnerships             15%
Corporate Tenant Leases  45%

                                 PROPERTY TYPE

                      HOTEL - LENDING                              12%
Hotel - Investment Grade CTL                                              6%
Mixed Use                                                                 3%
Office                                                                   48%
Industrial                                                               11%
R&D                                                                       3%
Apartment / Residential                                                   4%
Conference / Entertainment                                                7%
Retail                                                                    5%
Various                                                         less than 1%

                                   GEOGRAPHY

                         NORTHEAST                                 20%
North Central                                                             2%
Central                                                                   8%
South                                                                    17%
Southwest                                                                 2%
West                                                                     30%
Northwest                                                                 4%
Various                                                         less than 1%
Southeast                                                                 9%
Mid-Atlantic                                                              8%

FINANCING STRATEGY

    The Company has access to a wide range of debt and equity capital resources to finance its investment and growth strategies. At December 31, 2001, the Company had approximately $1.8 billion of tangible book equity capital and a total market capitalization of approximately $5.1 billion. The Company believes that its size, diversification, investor sponsorship and track record are competitive advantages in obtaining attractive financing for its businesses.

    The Company seeks to maximize risk-adjusted returns on equity and financial flexibility by accessing a variety of public and private debt and equity capital sources, including:

    - iStar Asset Receivables ("STARs"), the Company's proprietary match-funded, securitized debt program.

    - Long-term, unsecured corporate debt.

    - A combined $2.2 billion available under its unsecured and secured revolving credit facilities at year end.

    The Company's business model is premised on significantly lower leverage than many other commercial finance companies. In this regard, the Company seeks to:

    - Target a maximum consolidated debt/book equity ratio of 1.5x to 2.0x.

    - Maintain a large tangible equity base and conservative credit statistics.

    - Match fund assets and liabilities.

    The Company has not historically utilized, nor currently plans to utilize, "off-balance sheet" financing vehicles other than normal corporate tenant leasing joint ventures with unrelated third parties, which may be accounted for under the equity method due to the existence of provisions providing for a sharing of control with the venture partners. Detailed information on joint ventures in which the Company currently has investments/operations, including information on the Company's share of the joint ventures' non-recourse debt, is provided in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," and in Note 6 to the Company's Consolidated Financial Statements.

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

    Set forth below is information regarding the Company's primary real estate lending product lines as of December 31, 2001:

                                                          CURRENT
                                                          CARRYING      PERCENTAGE
                                                           VALUE         OF TOTAL
                                                       --------------   ----------
                                                       (IN THOUSANDS)
Structured finance...................................    $1,048,912         43.7%
Portfolio finance....................................       390,062         16.3%
Corporate finance....................................       588,486         24.5%
Loan acquisition.....................................       371,303         15.5%
                                                         ----------        -----
  Gross carrying value...............................    $2,398,763        100.0%
                                                                           =====
  Provision for loan losses..........................       (21,000)
                                                         ----------
  Total carrying value, net..........................    $2,377,763
                                                         ==========

    As more fully discussed in Note 3 to the Company's Consolidated Financial Statements, the Company continually monitors borrower performance and completes a detailed, loan-by-loan formal credit review on a quarterly basis. After having originated or acquired over $5 billion of investment transactions, neither the Company nor its private investment fund predecessors have experienced any actual losses on their lending investments. Further, based on current reviews of its portfolio, management is not aware of any factors relating to specific loans which indicate that such losses may be experienced in the forseeable future.

    While no specific losses are currently indicated, the Company has considered it prudent to establish a policy of providing loan portfolio reserves for losses which may be realized in the future. Accordingly, since its first full quarter as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for possible loan in its operating results.

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

    As of December 31, 2001, the Company's Lending Business portfolio has the following interest rate characteristics:

                                                          CURRENT
                                                          CARRYING      PERCENTAGE
                                                           VALUE         OF TOTAL
                                                       --------------   ----------
                                                       (IN THOUSANDS)
Fixed-rate loans.....................................    $1,208,669         50.4%
Variable-rate loans..................................     1,190,094         49.6%
                                                         ----------        -----
Gross carrying value.................................    $2,398,763        100.0%
                                                         ==========        =====

SUMMARY OF PREPAYMENT TERMS

    The Company is exposed to risks of prepayment on its loan assets, and generally seeks to protect itself from such risk by structuring its loans with prepayment restrictions and/or penalties.

    As of December 31, 2001, the Company's Lending Business portfolio has the following call protection characteristics:

                                                          CURRENT
                                                          CARRYING      PERCENTAGE
                                                           VALUE         OF TOTAL
                                                       --------------   ----------
                                                       (IN THOUSANDS)
Fixed prepayment penalties...........................    $  959,147         40.0%
Substantial lock-out for original term...............       696,731         29.1%
Open to prepayment with no penalty...................       360,554         15.0%
Yield maintenance....................................       230,450          9.6%
Other................................................       151,881          6.3%
                                                         ----------        -----
Gross carrying value.................................    $2,398,763        100.0%
                                                         ==========        =====

SUMMARY OF LENDING BUSINESS MATURITIES

    As of December 31, 2001, the Company's Lending Business portfolio has the following maturity characteristics:

                                              NUMBER OF      CURRENT
                                             TRANSACTIONS    CARRYING    PERCENTAGE
YEAR OF MATURITY                               MATURING       VALUE       OF TOTAL
----------------                             ------------   ----------   ----------
                                                         (IN THOUSANDS)
2002.......................................        8        $ 245,693        10.2%
2003.......................................       11          566,319        23.6%
2004.......................................       21          658,272        27.4%
2005.......................................        9          326,417        13.6%
2006.......................................        5          135,130         5.6%
2007.......................................        5          119,572         5.0%
2008.......................................        7           63,131         2.6%
2009.......................................        5           76,222         3.2%
2010.......................................        1           18,828         0.8%
2011.......................................        5           84,811         3.6%
2012 and thereafter........................        8          104,368         4.4%
                                                            ----------      -----
  Gross carrying value.....................                 $2,398,763      100.0%
                                                            ==========      =====
  Weighted average maturity................                 3.7 years
                                                            ==========

STRUCTURED FINANCE

    The Company provides custom-tailored senior and subordinated loans that typically range in size from $20 million to $100 million to borrowers controlling institutional-quality real estate. These loans may be either fixed or variable rate and are structured to meet the specific financing needs of the borrowers, including financing related to the acquisition or refinancing of large, high-quality real estate. The Company offers borrowers a wide range of structured finance options, including first mortgages, second mortgages, partnership loans, participating debt and interim facilities.

    As of December 31, 2001, the Company's structured finance investments have the following characteristics:

                                                                                     CURRENT       WEIGHTED         WEIGHTED
                                                             # OF      CURRENT      PRINCIPAL      AVERAGE          AVERAGE
                                                            LOANS      CARRYING      BALANCE        STATED           STATED
INVESTMENT CLASS                       COLLATERAL TYPES    IN CLASS   VALUE (1)    OUTSTANDING   PAY RATE (2)   ACCRUAL RATE (2)
----------------                      ------------------   --------   ----------   -----------   ------------   ----------------
First Mortgages.....................  Office/Residential/     14        $489,961     $489,979        6.94%          7.06%
                                       Mixed Use/Hotel
Junior First Mortgages (6)..........  Office/Residential/      8         109,565      115,497        8.21%          8.21%
                                          Mixed Use
Second Mortgages....................  Office/Mixed Use/       10         278,918      275,602        8.60%          9.79%
                                            Hotel
Corporate Loans/Other...............    Office/Retail/        14         170,468      164,841       11.86%          13.55%
                                          Mixed Use/
                                       Industrial/Hotel
                                                              --      ----------   ----------
Total...............................                          46      $1,048,912   $1,045,919
                                                              ==      ==========   ==========

                                                     WEIGHTED        WEIGHTED
                                       WEIGHTED    AVERAGE FIRST   AVERAGE LAST
                                       AVERAGE        DOLLAR          DOLLAR
                                      ESTIMATED       CURRENT        CURRENT
                                      ACCOUNTING     LOAN-TO-        LOAN-TO-
INVESTMENT CLASS                      YIELD (3)      VALUE (4)      VALUE (5)
----------------                      ----------   -------------   ------------
First Mortgages.....................     8.91%            0%           63%
Junior First Mortgages (6)..........    10.01%           50%           65%
Second Mortgages....................    11.46%           51%           68%
Corporate Loans/Other...............    13.80%           67%           80%
Total...............................

EXPLANATORY NOTES:
----------------------------------------

(1) Where Current Carrying Value is less than Initial Carrying Value, difference represents contractual amortization, partial prepayment of loan principal, or amortization of acquired premiums, discounts or deferred loan fees.

(2) All variable-rate loans assume a one-month LIBOR rate of 1.87% (the actual one-month LIBOR rate at December 31, 2001).

(3) Estimated accounting yield represents the stated rate on the loan as adjusted for the amortization of loan fee revenue and any direct loan costs or acquisition premiums or discounts using the effective interest method over the term of the loan. Such estimate is not adjusted for the effects of expected early repayments of loans subject to prepayment penalties or the effects of possible additional contingent interest on loan participation features included under certain of the Company's loan investments.

(4) Weighted average ratio of first dollar current loan carrying value to underlying collateral value using third-party appraisal (where applicable) or the Company's internal valuation (where no current appraisal available).

(5) Weighted average ratio of last dollar current loan carrying value to underlying collateral value using third-party appraisal (where applicable) or the Company's internal valuation (where no current appraisal available).

(6) Junior first mortgages represent promissory notes secured by first mortgages which are junior to other promissory notes secured by the same first mortgage.

PORTFOLIO FINANCE

    The Company provides funding to regional and national borrowers who own multiple properties in a geographically diverse portfolio. Loans are cross-collateralized to give borrowers the benefit of all available collateral and underwritten to recognize inherent diversification. Property types include multifamily, suburban office, hotels and other property types where individual property values are less than $20 million on average. Loan terms are structured to meet the specific requirements of the borrower and typically range in size from $25 million to $150 million.

    As of December 31, 2001, the Company's portfolio finance investments have the following characteristics:

                                                                                    CURRENT       WEIGHTED         WEIGHTED
                                                            # OF      CURRENT      PRINCIPAL      AVERAGE          AVERAGE
                                                           LOANS      CARRYING      BALANCE        STATED           STATED
INVESTMENT CLASS                      COLLATERAL TYPES    IN CLASS   VALUE (1)    OUTSTANDING   PAY RATE (2)   ACCRUAL RATE (2)
----------------                     ------------------   --------   ----------   -----------   ------------   ----------------
First Mortgages....................       Office/             4       $139,711     $140,314        4.48%           4.48%
                                       Entertainment
Second Mortgages...................     Office/Hotel          4        119,932      118,851        9.43%           10.90%
Corporate Loans/Other..............       Office/             5        130,419      130,640        9.10%           9.10%
                                       Entertainment/
                                           Hotel
                                                             --       --------     --------
Total..............................                          13       $390,062     $389,805
                                                             ==       ========     ========

                                                                        WEIGHTED
                                                          WEIGHTED       AVERAGE
                                         WEIGHTED       AVERAGE FIRST     LAST
                                         AVERAGE           DOLLAR        DOLLAR
                                        ESTIMATED          CURRENT       CURRENT
                                        ACCOUNTING        LOAN-TO-      LOAN-TO-
INVESTMENT CLASS                        YIELD (3)         VALUE (4)     VALUE (5)
----------------                     ----------------   -------------   ---------
First Mortgages....................      6.76%                0%           49%
Second Mortgages...................      12.30%              40%           81%
Corporate Loans/Other..............      11.00%              66%           82%
Total..............................

EXPLANATORY NOTES:
----------------------------------------

(1) Where Current Carrying Value is less than Initial Carrying Value, difference represents contractual amortization, partial prepayment of loan principal, or amortization of acquired premiums, discounts or deferred loan fees.

(2) All variable-rate loans assume a one-month LIBOR rate of 1.87% (the actual one-month LIBOR rate at December 31, 2001).

(3) Estimated accounting yield represents the stated rate on the loan as adjusted for the amortization of loan fee revenue and any direct loan costs or acquisition premiums or discounts using the effective interest method over the term of the loan. Such estimate is not adjusted for the effects of expected early repayments of loans subject to prepayment penalties or the effects of possible additional contingent interest on loan participation features included under certain of the Company's loan investments.

(4) Weighted average ratio of first dollar current loan carrying value to underlying collateral value using third-party appraisal (where applicable) or the Company's internal collateral valuation (where no current appraisal available).

(5) Weighted average ratio of last dollar current loan carrying value in underlying collateral value using third-party appraisal (where applicable) or the Company's internal valuation (where no current appraisal available).

CORPORATE FINANCE

    The Company provides senior and subordinated capital to corporations engaged in real estate or real estate-related businesses. Financing may be either secured or unsecured and typically range in size from $20 million to $150 million. Corporate financing may be either cash flow-oriented or asset-based.

    As of December 31, 2001, the Company's corporate finance investments have the following characteristics:

                                                                               CURRENT       WEIGHTED         WEIGHTED
                                                       # OF      CURRENT      PRINCIPAL      AVERAGE          AVERAGE
                                                      LOANS      CARRYING      BALANCE        STATED           STATED
INVESTMENT CLASS                 COLLATERAL TYPES    IN CLASS   VALUE (1)    OUTSTANDING   PAY RATE (2)   ACCRUAL RATE (2)
----------------                ------------------   --------   ----------   -----------   ------------   ----------------
First Mortgages...............    Entertainment/         5       $239,197     $253,915        7.69%           7.69%
                                   Office/Hotel
Junior First Mortgages (7)....        Hotel              1         68,705       70,000        4.65%           4.65%
Corporate Loans/Other.........    Entertainment/         8        280,584      298,770        9.45%           9.45%
                                 Retail/Offices/
                                    Mixed Use/
                                   Residential
                                                        --       --------     --------
Total.........................                          14       $588,486     $622,685
                                                        ==       ========     ========

                                                     WEIGHTED        WEIGHTED
                                    WEIGHTED       AVERAGE FIRST   AVERAGE LAST
                                    AVERAGE           DOLLAR          DOLLAR
                                   ESTIMATED          CURRENT        CURRENT
                                   ACCOUNTING        LOAN-TO-        LOAN-TO-
INVESTMENT CLASS                   YIELD (3)         VALUE (4)      VALUE (5)
----------------                ----------------   -------------   ------------
First Mortgages...............      8.97%               12%(6)         64%
Junior First Mortgages (7)....      15.28%              42%            54%
Corporate Loans/Other.........      13.27%              64%            71%
Total.........................

EXPLANATORY NOTES:
----------------------------------------

(1) Where Current Carrying Value is less than Initial Carrying Value, difference represents contractual amortization, partial prepayment of loan principal, or amortization of acquired premiums, discounts or deferred loan fees.

(2) All variable-rate loans assume a one-month LIBOR rate of 1.87% (the actual one-month LIBOR rate at December 31, 2001).

(3) Estimated accounting yield represents the stated rate on the loan as adjusted for the amortization of loan fee revenue and any direct loan costs or acquisition premiums or discounts using the effective interest method over the term of the loan. Such estimate is not adjusted for the effects of expected early repayments of loans subject to prepayment penalties or the effects of possible additional contingent interest on loan participation features included under certain of the Company's loan investments.

(4) Weighted average ratio of first dollar current loan carrying value to underlying collateral value using third-party appraisal (where applicable) or the Company's internal collateral valuation (where no current appraisal available).

(5) Weighted average ratio of last dollar current loan carrying value to underlying collateral value using third-party appraisal (where applicable) or the Company's internal valuation (where no current appraisal available).

(6) Represents value of third-party senior debt ranked pari passu with Company's first mortgage.

(7) Junior first mortgages represent promissory notes secured by first mortgages which are junior to other promissory notes secured by the same first mortgage.

LOAN ACQUISITION

    The Company acquires whole loans and loan participations which the Company believes represent attractive risk-reward opportunities. Loans are generally acquired at a discount to the principal balance outstanding. Loan acquisitions typically range in size from $5 million to $100 million and are collateralized by all major property types.

    For accounting purposes, these loans are initially reflected at the Company's acquisition cost which represents the outstanding balance net of the acquisition discount or premium. The Company amortizes such discounts or premiums as an adjustment to increase or decrease the yield, respectively, realized on these loans using the effective interest method. As such, differences between carrying value and principal balances outstanding do not represent embedded losses or gains as the Company generally plans to hold such loans to maturity.

    As of December 31, 2001, the Company's loan acquisition investments have the following characteristics:

                                                                                 CURRENT       WEIGHTED         WEIGHTED
                                                         # OF      CURRENT      PRINCIPAL      AVERAGE          AVERAGE
                                                        LOANS      CARRYING      BALANCE        STATED           STATED
INVESTMENT CLASS                  COLLATERAL TYPES     IN CLASS   VALUE (1)    OUTSTANDING   PAY RATE (2)   ACCRUAL RATE (2)
----------------                 -------------------   --------   ----------   -----------   ------------   ----------------
First Mortgages................  Office/Retail/Hotel       4       $277,445     $277,277        6.44%           6.44%
Junior First Mortgages (6).....         Hotel              1         12,794       14,316        7.91%           7.91%
Corporate Loans/Other..........    Mixed Use/Hotel         7         81,064      116,071        7.53%           7.53%
                                                          --       --------     --------
Total..........................                           12       $371,303     $407,664
                                                          ==       ========     ========

                                                      WEIGHTED        WEIGHTED
                                     WEIGHTED       AVERAGE FIRST   AVERAGE LAST
                                     AVERAGE           DOLLAR          DOLLAR
                                    ESTIMATED          CURRENT        CURRENT
                                    ACCOUNTING        LOAN-TO-        LOAN-TO-
INVESTMENT CLASS                    YIELD (3)         VALUE (4)      VALUE (5)
----------------                 ----------------   -------------   ------------
First Mortgages................      7.83%                0%            80%
Junior First Mortgages (6).....      10.93%              71%            92%
Corporate Loans/Other..........      13.38%              60%            78%
Total..........................

EXPLANATORY NOTES:
----------------------------------------

(1) Where Current Carrying Value is less than Initial Carrying Value, difference represents contractual amortization, partial prepayment of loan principal, or amortization of acquired premiums, discounts or deferred loan fees.

(2) All variable-rate loans assume a one-month LIBOR rate of 1.87% (the actual one-month LIBOR rate at December 31, 2001).

(3) Estimated accounting yield represents the stated rate on the loan as adjusted for the amortization of loan fee revenue and any direct loan costs or acquisition premiums or discounts using the effective interest method over the term of the loan. Such estimate is not adjusted for the effects of expected early repayments of loans subject to prepayment penalties or the effects of possible additional contingent interest on loan participation features included under certain of the Company's loan investments.

(4) Weighted average ratio of first dollar current loan carrying value to underlying collateral value using third-party appraisal (where applicable) or the Company's internal valuation (where no current appraisal available).

(5) Weighted average ratio of last dollar current loan carrying value to underlying collateral value using third-party appraisal (where applicable) or the Company's internal valuation (where no current appraisal available).

(6) Junior first mortgages represent promissory notes secured by first mortgages which are junior to other promissory notes secured by the same first mortgage.

LOAN SERVICING

    Through its iStar Asset Services division, the Company provides loan servicing to third-party institutional owners of loan portfolios, as well as to the Company's own asset base. iStar Asset Services is currently rated "above average" by Standard & Poor's and "CPS2" (approved) by Fitch Inc. as a master servicer. The Company's servicing business focuses on maximizing risk-adjusted investment returns through active, ongoing asset management with particular focus on risk management, asset financing strategies and opportunistic responsiveness to changing customer needs.

CORPORATE TENANT LEASING:

    The Company, directly and through its Leasing Subsidiary, provides capital to corporate owners of office and industrial facilities. Net leased facilities are generally subject to long-term leases to rated corporate credit tenants, and typically provide for all expenses at the property to be paid by the corporate tenant on a triple net lease basis. Corporate tenant lease ("CTL") transactions typically range in size from $20 million to $200 million.

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

    The Company generally intends to hold its CTL assets for long-term investment. However, subject to certain tax restrictions, the Company may dispose of an asset if it deems the disposition to be in the best interest of shareholders and may either reinvest the disposition proceeds, use the proceeds to reduce debt, or distribute the proceeds to shareholders.

    The Company's CTL investments primarily represent a diversified portfolio of mission-critical headquarters or distribution facilities subject to net lease agreements with creditworthy corporate tenants. The Company generally seeks high-quality, general-purpose real estate with residual values that represent a discount to current market values and replacement costs. Under a typical net lease agreement, the corporate customer agrees to pay a base monthly operating lease payment and all facility operating expenses (including taxes, maintenance and insurance).

    The Company generally seeks corporate tenants with the following characteristics:

    - Established companies with stable core businesses or market leaders in growing industries.

    - Investment-grade credit strength or appropriate credit enhancements if corporate credit strength is not sufficient on a stand-alone basis.

    - Commitment to the facility as a mission-critical asset to their on-going businesses.

    As of December 31, 2001, the Company had 159 corporate customers operating in more than 21 major industry sectors, including aerospace, energy, finance, healthcare, manufacturing, technology and telecommunications. These customers represent well-recognized national and international companies, such as Federal Express, Goodyear, IBM, Nike, Nokia, the U.S. Government and Verizon.

    As of December 31, 2001, the Company's CTL portfolio has the following tenant credit characteristics:

                                                ANNUALIZED IN-PLACE   % OF IN-PLACE
                                                     OPERATING          OPERATING
                                                  LEASE INCOME(3)     LEASE INCOME
                                                -------------------   -------------
                                                  (IN THOUSANDS)
Investment grade(1)...........................       $122,611              52.0%
Implied investment grade(2)...................         18,030               7.6%
Non-investment grade..........................         33,500              14.2%
Unrated.......................................         61,818              26.2%
                                                     --------            ------
                                                     $235,959             100.0%
                                                     ========            ======

EXPLANATORY NOTES:
------------------------------

(1) A customer's credit rating is considered "Investment Grade" if it has a published senior unsecured credit rating of Baa3/BBB- or above by one or more of the three national rating agencies. Where a customer's credit is rated investment grade by one agency and non-investment grade by another, the Company only classifies the credit "Investment Grade" if the agency rating the credit investment grade is Standard & Poor's or Moody's Investors Service.

(2) A customer's credit rating is considered "Implied Investment Grade" if it has no published ratings, but has credit characteristics that the Company believes warrant an investment grade senior unsecured credit rating. Examples at December 31, 2001 include Alcatel Network Systems, Cisco Systems Inc., Mitsubishi Electronics and Volkswagen of America.

(3) Reflects annualized GAAP operating lease income for leases in place at December 31, 2001. The operating lease income includes the Company's pro-rata share from facilities owned by the Company's joint ventures.

    RISK MANAGEMENT STRATEGIES. The Company believes that diligent risk management of its CTL assets is an essential component of its long-term strategy. There are several ways to optimize the performance and maximize the value of CTL assets. The Company monitors its portfolio for changes that could affect the performance of the markets, credits and industries in which it has invested. As part of this monitoring, the Company's risk management group reviews market, customer and industry data and frequently inspects its facilities. In addition, the Company attempts to develop strong relationships with its large corporate customers, which provide a source of information concerning the customers' facilities needs. These relationships allow the Company to be proactive in obtaining early lease renewals and in conducting early marketing of assets where the customer has decided not to renew.

    As of December 31, 2001, the Company owned 154 office and industrial facilities principally subject to net leases to 159 customers, comprising
22.6 million square feet in 26 states. The Company also has a portfolio of 17 hotels under a long-term master lease with a single customer. Information regarding the Company's CTL assets as of December 31, 2001 is set forth below:

                                                                                             % OF IN-PLACE
                                                                                  # OF         OPERATING         % OF TOTAL
                                   SIC CODE                                    FACILITIES   LEASE INCOME (1)     REVENUE(2)
   -------------------------------------------------------------------------   ----------   ----------------   --------------
    48                     Communications...................................        12            14.8%             7.3%
    73                     Business Services................................        12            11.4%             5.6%
    35                     Industrial/Commercial Machinery, incl.                   16             9.0%             4.4%
                           Computers........................................
    36                     Electronic & Other Elec. Equipment...............        13             7.6%             3.7%
    30                     Rubber and Misc. Plastics Products...............         7             7.4%             3.6%
    70                     Hotels, Rooming, Housing & Lodging...............        17             6.3%             3.1%
    49                     Electric, Gas and Sanitary Services..............         3             4.4%             2.1%
    87                     Engineering, Accounting & Research Services......         6             3.3%             1.6%
    50                     Wholesale Trade--Durable Goods...................         8             3.3%             1.6%
    63                     Insurance Carriers...............................         5             3.0%             1.5%
    64                     Insurance Agents, Brokers & Service..............         4             3.0%             1.5%
    42                     Motor Freight Transp. & Warehousing..............         4             2.6%             1.3%
    58                     Eating and Drinking Places.......................        12             2.5%             1.2%
    47                     Transportation Services..........................         3             2.4%             1.2%
    29                     Petroleum Refining...............................         1             2.3%             1.1%
    28                     Chemicals and Allied Products....................         5             2.2%             1.1%
    37                     Transportation Equipment.........................         5             2.0%             1.0%
    23                     Apparel and Other Finished Products..............         2             1.6%             0.8%
    51                     Wholesale Trade--Non-Durable Goods...............         4             1.5%             0.7%
    54                     Food Stores......................................         2             1.2%             0.6%
    60                     Depository Insitututions.........................         3             1.1%             0.5%
                           Various..........................................        27             7.1%             3.7%
                                                                                   ---           -----
                           Total............................................       171           100.0%
                                                                                   ===           =====

EXPLANATORY NOTE:
----------------------------------
(1) Reflects annualized GAAP operating lease income for leases in place at December 31, 2001. The operating lease income includes the Company's pro-rata share from facilities owned by the Company's joint ventures.

(2) Reflects annualized GAAP operating lease income for leases in place at December 31, 2001 as a percentage of annualized total revenue for the quarter ended December 31, 2001.

    As of December 31, 2001, lease expirations on the Company's CTL assets, including facilities owned by the Company's joint ventures, are as follows:

                                                             % OF
                                         ANNUALIZED       ANNUALIZED
                           NUMBER OF      IN-PLACE         IN-PLACE         % OF
                            LEASES     OPERATING LEASE    OPERATING        TOTAL
YEAR OF LEASE EXPIRATION   EXPIRING       INCOME(1)      LEASE INCOME    REVENUE(2)
------------------------   ---------   ---------------   ------------   ------------
                                       (IN THOUSANDS)
2002.....................         28      $ 12,075             5.1%            2.5%
2003.....................         20        17,393             7.4%            3.6%
2004.....................         30        24,164            10.2%            5.0%
2005.....................         17        15,387             6.5%            3.2%
2006.....................         29        28,402            12.0%            5.9%
2007.....................         16        20,181             8.6%            4.2%
2008.....................          7         7,858             3.3%            1.6%
2009.....................         15        16,672             7.1%            3.5%
2010.....................          4         6,143             2.6%            1.3%
2011.....................          4         1,899             0.8%            0.4%
2012 and thereafter......         38        85,785            36.4%           17.9%
                                          --------          ------
  Total..................                 $235,959           100.0%
                                          ========          ======
Weighted average
  remaining lease term...               9.1 years
                                          ========

EXPLANATORY NOTES:
------------------------------

(1) Reflects annualized GAAP operating lease income for leases in place at December 31, 2001. The operating lease income includes the Company's pro-rata share from facilities owned by the Company's joint ventures.

(2) Reflects annualized GAAP operating lease income for leases in place at December 31, 2001 as a percentage of annualized total revenue for the quarter ended December 31, 2001.

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

    The Company believes that it is not, and intends to conduct its operations so as not to become, regulated as an investment company under the Investment Company Act. The Investment Company Act generally exempts entities that are "primarily engaged in purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (collectively, "Qualifying Interests"). The Company intends to rely on current interpretations of the Securities and Exchange Commission in an effort to qualify for this exemption. Based on these interpretations, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests and at least 25% of its assets in real estate-related assets (subject to reduction to the extent the Company invests more than 55% of its assets in Qualifying Interests). Generally, the Company's senior mortgages and certain of its subordinated mortgages constitute Qualifying Interests.

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

    The Company has elected and expects to continue to make an election to be taxed as a REIT under Section 856 through 860 of the Code. As a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income and must distribute 100% of its taxable income to avoid paying corporate federal income taxes. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT status. These requirements include specific share ownership tests and assets and gross income composition tests. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income.

    The Company was eligible and elected to be taxed as a REIT for taxable years beginning January 1, 1998.

FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS STRATEGY

    The implementation of the Company's business strategy and investment policies are subject to certain risks, including the effect of economic and other conditions on underlying property performance, the risks of borrower and corporate tenant defaults, risks resulting from delays in enforcing remedies or in gaining control over real estate collateral following a default, risks that the properties collateralizing debt instruments held by the Company or CTL assets owned by the Company will not generate revenues sufficient to meet operating expenses and to pay scheduled debt service, the risk that prepayment restrictions may be insufficient to deter prepayments, the existence of junior mortgages that may affect the Company's rights, liability associated with uninsurable losses and unknown environmental liabilities.

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

EMPLOYEES

    As of March 15, 2002, the Company had 134 employees and believes its relationships with its employees to be good. The Company's employees are not represented by a collective bargaining agreement.

ITEM 2.  PROPERTIES

    The Company's principal executive and administrative offices are located at 1114 Avenue of the Americas, New York, NY 10036. Its telephone number, general facsimile number and web address are (212) 930-9400, (212) 930-9494 and www.istarfinancial.com, respectively. The lease for the Company's primary corporate office space expires in February 2010. The Company believes that this office space is suitable for its operations for the foreseeable future. The Company also maintains super-regional offices in San Francisco, California; Hartford, Connecticut; and Atlanta, Georgia, as well as regional offices in Boston, Massachusetts; Dallas, Texas; and Denver, Colorado.

    See Item 1--"Corporate Tenant Leasing" for a discussion of corporate tenant lease facilities held by the Company and its Leasing Subsidiary for investment purposes and Item 8--"Schedule III--Corporate Tenant Lease Assets and Accumulated Depreciation" for a detailed listing of such facilities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S EQUITY AND RELATED SHARE MATTERS

    The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "SFI."

    The high and low sales prices per share of Common Stock are set forth below for the periods indicated.

QUARTER ENDED                                                    HIGH           LOW
-------------                                                 -----------   -----------
2000
March 31, 2000..............................................  $18 3/4       $16 5/8
June 30, 2000...............................................  $20 15/16     $17 3/8
September 30, 2000..........................................  $22 7/16      $20 1/4
December 31, 2000...........................................  $21 5/8       $19 1/16

2001
March 31, 2001..............................................  $25 1/4       $19 1/5
June 30, 2001...............................................  $28 1/5       $22 6/7
September 30, 2001..........................................  $28 1/2       $22 1/2
December 31, 2001...........................................  $26 1/20      $23 1/100

    On March 15, 2002, the closing sale price of the Common Stock as reported by the NYSE was $28.29. The Company had approximately 2,025 holders of record of Common Stock as of March 15, 2002.

    At December 31, 2001, the Company had four series of preferred stock outstanding: Series A Preferred Stock (which currently pays dividends at the rate of 9.50% per annum), 9.375% Series B Preferred Stock, 9.20% Series C Preferred Stock and 8.00% Series D Preferred Stock. Each of the Series B, C and D preferred stock is publicly traded.

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

    The following table sets forth the dividends paid or declared by the Company on its Common Stock:

                                                  SHAREHOLDER      DIVIDEND/
QUARTER ENDED                                     RECORD DATE        SHARE
-------------                                  -----------------   ----------
2000
March 31, 2000...............................  April 14, 2000      $0.60
June 30, 2000................................  July 17, 2000       $0.60
September 30, 2000...........................  October 16, 2000    $0.60
December 31, 2000............................  December 29, 2000   $0.60(1)

2001(2)
March 31, 2001...............................  April 16, 2001      $0.6125
June 30, 2001................................  July 16, 2001       $0.6125
September 30, 2001...........................  October 15, 2001    $0.6125
December 31, 2001............................  December 17, 2001   $0.6125

EXPLANATORY NOTES:
------------------------------

(1) A portion of this quarterly dividend (approximately $0.5976 per share) was treated as income to shareholders of record in 2000, and the remainder was treated as 2001 income.

(2) For tax reporting purposes, the 2001 dividends were classified as 90.55% ($2.2206) ordinary income and 9.45% ($0.2318) return of capital.

    The Company declared dividends aggregating $20.9 million, $4.7 million, $3.0 million and $8.0 million, respectively, on its Series A, B, C and D preferred stock, respectively, for the year ended December 31, 2001. There are no dividend arrearages on any of the preferred shares currently outstanding.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected financial data on a consolidated historical basis for the Company. However, prior to March 1998, as discussed more fully in Note 1 to the Company's Consolidated Financial Statements (the "Recapitalization Transactions"), the Company did not have substantial operations or capital resources. Prior to the Recapitalization Transactions, the Company's structured finance operations were conducted by two private investment partnerships which contributed substantially all their structured finance assets to the Company in the Recapitalization Transactions in exchange for cash and shares of the Company.

    Further, on November 4, 1999, as more fully discussed in Note 4 to the Company's Consolidated Financial Statements, the Company acquired TriNet, which increased the size of the Company's operations, and also acquired its external advisor. Operating results for the year ended December 31, 1999 reflect only the effects of these transactions subsequent to their consummation.

    Accordingly, the historical balance sheet information as of and prior to December 31, 1998, as well as the results of operations for the Company for all periods prior to and including the year ended December 31, 1999, do not reflect the current operations of the Company as a well capitalized, internally-managed finance company operating in the commercial real estate industry. For these reasons, the Company believes that the information contained in the following tables relating to the 1997 period is not indicative of the Company's current business and should be read in conjunction with the discussions set forth in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------------------
                                                             2001         2000         1999         1998         1997
                                                          ----------   ----------   ----------   -----------   --------
OPERATING DATA:
Interest income.........................................  $  254,119   $  268,011   $  209,848   $   112,914   $   896
Operating lease income..................................     201,257      185,956       42,186        12,378        --
Other income............................................      28,800       17,855       12,763         2,804       991
                                                          ----------   ----------   ----------   -----------   -------
    Total revenue.......................................     484,176      471,822      264,797       128,096     1,887
                                                          ----------   ----------   ----------   -----------   -------
Interest expense........................................     170,121      173,891       91,184        44,697        --
Operating costs-corporate tenant lease assets...........      12,800       12,809        2,246            --        --
Depreciation and amortization...........................      35,642       34,514       10,340         4,287        --
General and administrative..............................      24,151       25,706        6,269         2,583       461
Provision for loan losses...............................       7,000        6,500        4,750         2,750        --
Stock-based compensation expense........................       3,575        2,864          412         5,985        --
Advisory fees...........................................          --           --       16,193         7,837        --
Costs incurred in acquiring external advisor(1).........          --           --       94,476            --        --
                                                          ----------   ----------   ----------   -----------   -------
    Total expenses......................................     253,289      256,284      225,870        68,139       461
                                                          ----------   ----------   ----------   -----------   -------
Income before minority interest, gain on sales of
  corporate tenant lease assets, extraordinary loss and
  cumulative effect of change in accounting principle...     230,887      215,538       38,927        59,957     1,426
Minority interest in consolidated entities..............        (218)        (195)         (41)          (54)   (1,415)
Gain on sales of corporate tenant lease assets..........       1,145        2,948           --            --        --
Extraordinary loss on early extinguishment of debt......      (1,620)        (705)          --            --        --
Cumulative effect of change in accounting
  principle(2)..........................................        (282)          --           --            --        --
                                                          ----------   ----------   ----------   -----------   -------
Net income..............................................  $  229,912   $  217,586   $   38,886   $    59,903   $    11
Preferred dividend requirements.........................     (36,908)     (36,908)     (23,843)         (944)       --
                                                          ----------   ----------   ----------   -----------   -------
Net income allocable to common shareholders.............  $  193,004   $  180,678   $   15,043   $    58,959   $    11
                                                          ==========   ==========   ==========   ===========   =======
Basic earnings per common share(3)......................  $     2.24   $     2.11   $     0.25   $      1.40   $  0.01
                                                          ==========   ==========   ==========   ===========   =======
Diluted earnings per common share.......................  $     2.19   $     2.10   $     0.25   $      1.36   $  0.00
                                                          ==========   ==========   ==========   ===========   =======
Dividends declared per common share(4)..................  $     2.45   $     2.40   $     1.86   $      1.14   $  0.00
                                                          ==========   ==========   ==========   ===========   =======
SUPPLEMENTAL DATA:
Dividends declared on preferred shares..................  $   36,578   $   36,576   $   24,819   $       929   $    --
Dividends declared on common shares.....................     213,089      205,477      116,813        60,343        --
Adjusted earnings allocable to common shareholders(5)...     255,132      230,688      127,798        66,615        11
Adjusted earnings per common share--basic...............  $     2.94   $     2.69   $     2.19   $      1.59   $  0.01
Adjusted earnings per common share--diluted.............  $     2.88   $     2.67   $     2.07   $      1.53   $  0.00
Cash flows from:
  Operating activities..................................  $  264,835   $  202,715   $  119,625   $    54,915   $ 1,271
  Investing activities..................................    (321,100)    (176,652)    (143,911)   (1,271,309)   (6,013)
  Financing activities..................................      49,183      (37,719)      48,584     1,226,208     4,924
EBITDA..................................................     436,650      423,943      140,451       116,778        --
Ratio of EBITDA to interest expense(6)..................       2.57x        2.44x        1.54x         2.44x        --
Ratio of EBITDA to combined fixed charges(7)............       2.10x        2.01x        1.22x         2.39x        --
Weighted average common shares outstanding--basic(8)....      86,349       85,441       57,749        41,607     1,258
Weighted average common shares
  outstanding--diluted(8)...............................      88,234       86,151       60,393        43,460     2,562

BALANCE SHEET DATA:
Loans and other lending investments, net................  $2,377,763   $2,225,183   $2,003,506   $ 1,823,761   $    --
Corporate tenant lease assets, net......................   1,841,800    1,670,169    1,714,284       189,942        --
Total assets............................................   4,378,560    4,034,775    3,813,552     2,059,616    13,441
Debt obligations........................................   2,495,369    2,131,967    1,901,204     1,055,719        --
Minority interest in consolidated entities..............       2,650        6,224        2,565            --     5,175
Shareholders' equity....................................   1,787,778    1,787,885    1,801,343       970,728     6,351

SUPPLEMENTAL DATA:
Total debt to shareholders' equity......................        1.4x         1.2x         1.1x          1.1x        --

EXPLANATORY NOTES:
------------------------

(1) As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, this amount represents a non-recurring, non-cash charge of approximately $94.5 million relating to the acquisition of the Company's external advisor in November 1999.

(2) Represents one-time effect of adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001.

(3) Prior to November 1999, earnings per common share excludes 1% of net income allocable to the Company's former class B shares. The former class B shares were exchanged for Common Stock in connection with the acquisition of TriNet and other related transactions on November 4, 1999. As a result, the Company now has a single class of Common Stock outstanding.

(4) The Company generally declares common and preferred dividends in the month subsequent to the end of the quarter.

(5) Adjusted earnings represents net income in accordance with GAAP, before gains (losses) on sales of corporate tenant lease assets, extraordinary items and cumulative effect of change in accounting principle, plus depreciation and amortization, less preferred stock dividends, and after adjustments for unconsolidated partnerships and joint ventures and, for the year ended December 31, 1999, exclude the non-recurring, non-cash cost incurred in acquiring the Company's external advisor (see Note 4 to the Company's Consolidated Financial Statements).

(6) The 1999 and 1998 EBITDA to interest expense ratios on a pro forma basis (see Note 4 to the Company's Conslidated Financial Statements) would have been 2.83x and 2.84x, respectively.

(7) Combined fixed charges are comprised of interest expense, capitalized interest, amortization of loan costs and preferred stock dividend requirements. The 1999 and 1998 EBITDA to combined fixed charges ratios on a pro forma basis (see Note 4 to the Company's Conslidated Financial Statements) would have been 2.23x and 2.44x, respectively.

(8) As adjusted for one-for-six reverse stock split effected by the Company on June 19, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company began its business in 1993 through private investment funds formed to take advantage of the lack of well-capitalized lenders capable of servicing the needs of high-end customers in its markets. In March 1998, the Company's private investment funds contributed their approximately $1.1 billion of assets to the Company's predecessor, Starwood Financial Trust, in exchange for a controlling interest in that public company. In November 1999, the Company acquired its leasing subsidiary, TriNet Corporate Realty Trust, Inc. ("TriNet" or the "Leasing Subsidiary"), which was then the largest publicly-traded company specializing in the net leasing of corporate office and industrial facilities. Concurrent with the TriNet Acquisition, the Company also acquired its external advisor in exchange for shares of its Common Stock and converted its organizational form to a Maryland corporation. As part of the conversion to a Maryland corporation, the Company replaced its former dual-class Common Stock structure with a single class of Common Stock. This single class of Common Stock began trading on the New York Stock Exchange under the symbol "SFI" in November 1999.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

    INTEREST INCOME--Interest income decreased $13.9 million to $254.1 million for the 12 months ended December 31, 2001 from $268.0 million for the same period in 2000. Approximately $12.7 million of this decrease is the result of lower average LIBOR rates of 3.9% in 2001 compared to 6.4% in 2000 on the Company's variable-rate lending investments. This decrease was partially offset by $55.1 million of interest income on new originations or additional fundings, net of $51.6 million from the repayment of loans and other lending investments, in addition to a decrease of $1.5 million from income earned on cash and cash equivalents.

    OPERATING LEASE INCOME--Operating lease income increased $15.3 million to $201.3 million for the 12 months ended December 31, 2001 from $186.0 million for the same period in 2000. Of this increase, $11.8 million was attributable to new corporate tenant lease assets and $6.0 million to additional operating lease income from existing corporate tenant lease assets owned in both periods. In addition, joint venture income contributed $4.6 million to the increase. These increases were partially offset by a $7.0 million decrease in operating lease income resulting from asset dispositions made in 2000 and 2001.

    OTHER INCOME--Other income consists primarily of prepayment penalties and gains from the early repayment of loans and other lending investments, financial advisory and asset management fees, lease termination fees, mortgage servicing fees, loan participation payments and dividends on certain investments. During the year ended December 31, 2001, other income included loan participation payments of $13.1 million (45.5% of other income), prepayment penalties and gains on loan repayments of $13.0 million (45.1%) and financial advisory, lease termination, asset management and mortgage servicing fees of $5.3 million (18.4%). These amounts were partially offset by a loss of $2.3 million from iStar Operating, the Company's internal loan servicing business.

    INTEREST EXPENSE--For the 12 months ended December 31, 2001, interest expense decreased by $3.8 million to $170.1 million from $173.9 million for the same period in 2000. This decrease was primarily due to the lower average LIBOR rates of 3.9% in 2001 compared to 6.4% in 2000 on the Company's variable-rate debt obligations. This decrease was partially offset by the higher average borrowings on the Company's credit facilities, term loans and unsecured notes and $7.6 million additional amortization of deferred financing costs on the Company's debt obligations in 2001 compared to the same period in 2000.

    OPERATING COSTS-CORPORATE TENANT LEASE ASSETS--For the 12 months ended December 31, 2001, operating costs were substantially unchanged as compared to the same period in 2000. Such operating costs represent unreimbursed operating expenses associated with corporate tenant lease assets.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased by approximately $1.1 million to $35.6 million for the 12 months ended
December 31, 2001 from $34.5 million for the same period 2000. This increase is primarily the result of additional depreciation from new corporate tenant lease assets and from improvements of existing corporate tenant lease assets that accounted for $1.3 and $1.0 million of the increase, respectively. These increases were partially offset by corporate tenant lease dispositions that accounted for a $1.1 million decrease.

    GENERAL AND ADMINISTRATIVE--For the 12 months ended December 31, 2001, general and administrative expenses decreased by $1.5 million to $24.2 million, compared to $25.7 million for the same period in 2000. This decrease is primarily the result of a reduction in office and related costs and professional fees, partially offset by an increase in personnel and related costs.

    PROVISION FOR LOAN LOSSES--The Company's charge for provision for loan losses increased to $7.0 million for the 12 months ended December 31, 2001 from $6.5 million for the same period in 2000 as a result of the continued expansion of the Company's lending operations as well as additional seasoning of its existing lending portfolio. As more fully discussed in Note 5 to the Company's Consolidated Financial Statements, the Company has not realized any actual losses on any of its loan investments to date. However, the Company has considered it prudent to establish a policy of providing loan portfolio reserves for losses which may be realized in the future. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results. The Company plans to continue to recognize quarterly provisions until a stabilized reserve level is attained.

    STOCK-BASED COMPENSATION EXPENSE--Stock-based compensation expense increased by approximately $711,000 as a result of charges relating to grants of stock options and restricted shares.

    GAIN ON SALE OF CORPORATE TENANT LEASE ASSETS--During 2001, the Company disposed of four corporate tenant lease assets for total proceeds of $26.3 million and recognized net gains of $1.1 million.

    During 2000, the Company disposed of 14 corporate tenant lease assets, including six assets held in joint venture partnerships, for total proceeds of $256.7 million, and recognized net gains of $2.9 million.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--During the 12 months ended December 31, 2001 and 2000, the Company or its joint ventures prepaid debt obligations of $133.0 million and $24.5 million, respectively. These transactions resulted in an extraordinary loss on early extinguishment of debt resulting from prepayment penalties and the expense associated with remaining unamortized deferred financing costs in the amount of $1.6 million and $705,000 for the 12 months ended December 31, 2001 and 2000, respectively.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    INTEREST INCOME--Interest income increased to approximately $268.0 million for the year ended December 31, 2000 from approximately $209.8 million for the same period in 1999. This increase is a result of the interest income generated by $721.2 million of newly-originated loan investments during fiscal 2000 and an additional $56.0 million funded under existing loan commitments. The increase was partially offset by a reduction in interest earned as a result of approximately $584.5 million of principal repayments on the Company's loan investments during the year ended December 31, 2000. In addition, the increase was in part due to higher average interest rates on the Company's variable-rate loans and other lending investments.

    OPERATING LEASE INCOME--Operating lease income increased to approximately $186.0 million for the year ended December 31, 2000 from approximately
$42.2 million for the same period in 1999. Approximately $134.2 million of this increase is attributable to operating lease income generated from corporate tenant lease assets acquired in the acquisition of TriNet, which were included in operations for the entire year in fiscal 2000 as compared to two months in 1999. In addition, approximately $5.4 million resulted from income generated by $128.4 million of new corporate tenant lease assets.

    OTHER INCOME--Other income consists primarily of prepayment penalties and gains from the early repayment of loans and other lending investments, financial advisory and asset management fees, lease termination fees, mortgage servicing fees, loan participation payments and dividends on certain investments. During the year ended December 31, 2000, other income included prepayment penalties and gains on loan repayments of $10.5 million (or 58.8% of other income), $2.1 million (11.8%) in connection with a loan defeasance, loan participation payments of $1.9 million (10.6%), financial advisory, asset management and mortgage servicing fees of $2.6 million (14.6%) and lease termination fees of $770,000 (4.3%).

    INTEREST EXPENSE--The Company's interest expense increased by $82.7 million for the year ended December 31, 2000 over the same period in the prior year. Approximately $44.1 million of this increase is attributable to interest expense incurred by the Leasing Subsidiary subsequent to its acquisition, which was included in operations for the entire year in fiscal 2000 as compared to two months in 1999. In addition, the increase was in part due to higher average aggregate borrowings by the Company on its credit facilities, other term loans and secured notes, the proceeds of which were used to fund additional investments. The increase was also attributable to higher average interest rates on the Company's variable-rate debt obligations.

    OPERATING COSTS-CORPORATE TENANT LEASE ASSETS--For the year ended
December 31, 2000, operating costs associated with corporate tenant lease assets increased by approximately $10.6 million to approximately $12.8 million, net of recoveries from corporate tenants. Such operating costs represent unreimbursed operating expenses associated with corporate tenant lease assets. This increase is primarily attributable to operating costs generated from corporate tenant lease assets acquired in the acquisition of TriNet, which were included in operations for the entire year in fiscal 2000 as compared to two months in 1999.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased by approximately $24.2 million to $34.5 million for the year ended December 31, 2000 over the same period in the prior year. Approximately $24.0 million of this increase is attributable to depreciation and amortization relating to the corporate tenant lease assets acquired in the acquisition of TriNet, which were included in operations for the entire year in fiscal 2000 as compared to two months in 1999.

    GENERAL AND ADMINISTRATIVE--The Company's general and administrative expenses during the year ended December 31, 2000 increased by approximately $19.4 million to $25.7 million compared to the same period in 1999. These increases were generally the result of the increased scope of the Company's operations associated with the acquisition of TriNet and the direct overhead costs associated with the Company's former external advisor, which were included in operations for the entire year in fiscal 2000 as compared to two months in 1999.

    PROVISION FOR LOAN LOSSES--The Company's charge for provision for loan losses increased to $6.5 million from $4.8 million as a result of expanded lending operations as well as additional seasoning of the Company's existing lending portfolio. As more fully discussed in Note 5 to the Company's Consolidated Financial Statements, the Company has not realized any actual losses on any of its loan investments to date. However, the Company has considered it prudent to establish a policy of providing loan portfolio reserves for losses which may be realized in the future. Accordingly, since its first full quarter as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results. The Company plans to continue to recognize quarterly provisions until a stabilized reserve level is attained.

    STOCK-BASED COMPENSATION EXPENSE--Stock-based compensation expense increased by approximately $2.5 million as a result of charges relating to grants of stock options to the Company's employees, including amortization of the deferred charge related to options granted to employees of the Company's former external advisor subsequent to such personnel becoming direct employees of the Company as of November 4, 1999.

    ADVISORY FEES--There were no advisory fees during the year ended
December 31, 2000 because, subsequent to the acquisition of the Company's former external advisor, the Company is now internally-managed. No further advisory fees will be incurred.

    COSTS INCURRED IN ACQUIRING EXTERNAL ADVISOR--As more fully discussed in
Note 4 to the Company's Consolidated Financial Statements, included in fiscal 1999 costs and expenses is a non-recurring, non-cash charge of approximately $94.5 million relating to the aquisition of the Company's former external advisor.

    GAIN ON SALE OF CORPORATE TENANT LEASE ASSETS--During the year ended 2000, the Company disposed of 14 corporate tenant lease assets, including six assets held in joint venture partnerships, for a total of $256.7 million in proceeds, and recognized net gains of $2.9 million.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--During the 12 months ended December 31, 2000, the Company or its joint ventures prepaid debt obligations of $24.5 million. These transactions resulted in an extraordinary loss on early extinquishment of debt resulting from prepayment penalties in the amount of $705,000.

ADJUSTED EARNINGS

    Adjusted earnings represents net income computed in accordance with GAAP, before gains (losses) on sales of corporate tenant lease assets, extraordinary items and cumulative effect of change in accounting principle, plus depreciation and amortization, less preferred stock dividends, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures reflect the Company's share of adjusted earnings calculated on the same basis.

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

                                                                        FOR THE YEAR ENDED
                                                                           DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                            (UNAUDITED)
Adjusted earnings:
  Net income................................................   $229,912      $217,586      $ 38,886
  Add: Depreciation.........................................     35,642        34,514        11,016
  Add: Joint venture depreciation and amortization..........      4,044         3,662           365
  Add: Amortization of deferred financing costs.............     20,720        13,140         6,121
  Less: Preferred dividends.................................    (36,908)      (36,908)      (23,843)
  Less: Gain on sales of corporate tenant lease assets......     (1,145)       (2,948)           --
  Add: Extraordinary loss--early extinguishment of debt.....      1,620           705            --
  Add: Cumulative effect of change in accounting
    principle(1)............................................        282            --            --
  Less: Net income allocable to the former class B shares...         --            --          (826)
  Add: Cost incurred in acquiring external advisor..........         --            --        94,476
                                                               --------      --------      --------
Adjusted earnings allocable to common shareholders:
  Basic.....................................................   $254,167      $229,751      $126,195
                                                               ========      ========      ========
  Diluted...................................................   $255,132      $230,688      $127,798
                                                               ========      ========      ========
Adjusted earnings per common share:
  Basic.....................................................   $   2.94      $   2.69      $   2.19
                                                               ========      ========      ========
  Diluted...................................................   $   2.88      $   2.67      $   2.07
                                                               ========      ========      ========

EXPLANATORY NOTE:
------------------------------

(1) Represents one-time effect of adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001.

RISK MANAGEMENT

    INVESTMENT MODIFICATIONS--On October 1, 2001, the Company substantially enhanced the value of its security under a ground lease with a CTL customer located in San Jose, CA. As part of the transaction, the customer posted an additional $15.0 million letter of credit as additional collateral for its lease obligation to the Company. This increased the total letters of credit securing the customer's lease obligation from $10.0 million to $25.0 million. In addition, the customer received a one-time $3.0 million reduction to its operating lease payments through September 30, 2002, and in return the Company received prepaid cash of $6.6 million for operating lease payments for the same period. The prepaid lease payment together with the increased letters of credit are sufficient to fully cover the customer's lease payments to the Company until May 2005. For accounting purposes, the one-time reduction will be recognized on a straight-line basis over the remaining lease term. The customer remains current on all of its lease obligations to the Company.

    On October 1, 2001, the Company agreed to a six-month deferal of principal amortization on a $42.0 million first mortgage secured by a hotel property in New York, New York. This mortgage matures on April 30, 2005 and bears interest at LIBOR + 4.50%. In addition to the interest coupon, the borrower is required to pay significant annual amortization, such that the borrower's debt service constant is 11.33%. The Company granted the borrower a one-time deferral of principal payments for a period of six months covering the fourth quarter of 2001 and the first quarter of 2002. In return, the borrower was required to establish an additional debt service reserve secured by a pledge of the partnership interests in two residential properties located in New York, New York. In addition, the borrower is required to immediately repay the deferred amortization out of operating cash flow, to the extent available, commencing April 1, 2002. The borrower remains current on all of its debt service payments to the Company, and the Company is currently comfortable that it has adequate collateral to support the book value of the asset.

    NON-ACCRUAL LOANS--The Company transfers loans to non-accrual status at such time as: (1) management believes that the potential risk exists that scheduled debt service payments will not be met within the coming 12 months; (2) the loans become 90 days delinquent; (3) management determines the borrower is incapable of, or ceased efforts toward, curing the cause of an impairment; or (4) the net realizable value of the loan's underlying collateral approximates the Company's carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. As of December 31, 2001, the Company had two assets on non-accrual status with an aggregate gross book value of $6.2 million, or 0.14% of the gross book value of the Company's investments. Each borrower remains current on all of its debt service payments to the Company, and the Company is currently comfortable that it has adequate collateral to support the book values of the assets.

    One of the two non-accrual loans is a $4.3 million partnership loan on two shopping malls located in the suburbs of Washington, D.C. This investment was part of a larger loan originally made by affiliates of Lazard Freres prior to the Company's acquisition of Lazard's structured finance portfolio in 1998. The loan matures in September 2003 and bears interest at 12.00%. The Company received cash payments equal to the interest due on the loan during the year ended December 31, 2001, and the borrower remains current on its obligations to the Company. However, the Company anticipates that this loan will remain on non-accrual status for the foreseeable future.

    Additionally, the Company, through its investment in TriNet Management Operating Company, has a $2.0 million investment in debt securities that are convertible into shares of a real estate company which trades on the Mexican Stock Exchange. This investment was made by TriNet prior to its acquisition by the Company in 1999. The securities bear interest at 12.00% per annum payable in arrears on December 4th of each year. The Company received cash payments equal to the interest due on the investment for the year ended December 31, 2001, and the borower remains current on its obligations to the Company. However, the Company anticipates that this investment will remain on non-accrual status for the forseeable future.

    WATCH LIST ASSETS--The Company conducts a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." In addition to the three loans mentioned above under "Investment Modifications" and "Non-Accrual Loans," the Company has two CTL investments that are on its credit watch list.

    In November 2000, a customer occupying a headquarters office facility owned by the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Following the bankruptcy filing, the customer affirmed the Company's lease in bankruptcy and agreed to extend the Company's lease for an additional ten years (with escalating lease payments) through January 2023. Throughout this period, the customer remained current on its lease payments to the Company and remains current through the date hereof. The customer reasonably expects to emerge from bankruptcy prior to July 2002, although there can be no assurance that this will occur. The net carrying value of this investment at December 31, 2001 was $41.1 million.

    In January 2002, a customer occupying office facilities owned by the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The customer utilizes these facilities as the U.S. headquarters for one of its major business lines. The customer recently moved approximately 150 of its employees from other area locations into the Company's facilities, and continues to consolidate its space needs into the Company's facilities. In addition, the customer has invested approximately $3 million of its own capital in the facilities. The customer remains current on its lease payments to the Company. The customer has not yet filed any motion to assume or reject the Company's lease with the Bankruptcy Court. The net carrying value of this investment at December 31, 2001 was $11.2 million.

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

    The distribution requirements under the REIT provisions of the Code limit the Company's ability to retain earnings and thereby replenish capital committed to its operations. However, the Company believes that its significant capital resources and access to financing will provide it with financial flexibility and market responsiveness at levels sufficient to meet current and anticipated capital requirements, including expected new lending and corporate tenant leasing transactions.

    The Company believes that its existing sources of funds will be adequate for purposes of meeting its short- and long-term liquidity needs. The Company's ability to meet its long-term (i.e., beyond one year) liquidity requirements is subject to obtaining additional debt and equity financing. Any decision by the Company's lenders and investors to enter into such transactions with the Company will depend upon a number of factors, such as compliance with the terms of its existing credit arrangements, the Company's financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make such capital commitments and the relative attractiveness of alternative investment or lending opportunities.

    The following table outlines the timing of required principal payments related to the Company's debt agreements (in thousands):

                                                                   PRINCIPAL PAYMENTS DUE BY PERIOD(1)
                                      MAXIMUM     ---------------------------------------------------------------------
                                       AMOUNT                  LESS THAN     2 - 3       4 - 5       6 - 10    AFTER 10
                                     AVAILABLE      TOTAL        1 YEAR      YEARS       YEARS       YEARS      YEARS
                                     ----------   ----------   ----------   --------   ----------   --------   --------
Secured revolving credit
  facilities.......................  $1,900,000   $  900,546    $    --     $148,937   $  751,609   $     --   $     --
Unsecured revolving credit
  facilities.......................     300,000           --         --           --           --         --         --
Secured term loans.................         N/A      506,339     16,986       69,649      256,399    149,327     13,978
iStar Asset Receivables secured
  notes(2).........................         N/A      462,373     41,250      421,123           --         --         --
Unsecured notes....................         N/A      625,000         --           --       50,000    350,000    225,000
Other debt obligations.............         N/A       16,535     16,535           --           --         --         --
                                     ----------   ----------    -------     --------   ----------   --------   --------
  Total............................  $2,200,000   $2,510,793    $74,771     $639,709   $1,058,008   $499,327   $238,978
                                     ==========   ==========    =======     ========   ==========   ========   ========

EXPLANATORY NOTES:

------------------------------

(1) Assumes exercise of extensions to the extent such extensions are at the Company's option.

(2) Based on expected proceeds from principal payments received on loan assets collateralizing such notes.

    The Company has three LIBOR-based secured revolving credit facilities of $700.0 million, $700.0 million and $500.0 million, respectively, which have final maturities in fiscal years 2005, 2005 and 2003, respectively. The final maturities of these facilities include a one-year "term-out" extension at the Company's option. As of December 31, 2001, the Company had drawn approximately $312.3 million, $439.3 million and $148.9 million under these facilities, respectively. Availability under these facilities is based on collateral provided under a borrowing base calculation. At December 31, 2001, the Company also had an unsecured credit facility totaling $300.0 million which bears interest at LIBOR + 2.125% and matures in July 2004, including a one-year extension at the Company's option. At December 31, 2001, the Company had not drawn any amounts under this facility.

    RECENT FINANCING ACTIVITIES--On May 17, 2000, the Company closed the inaugural offering under its proprietary matched funding program, STARs, Series 2000-1. In the initial transaction, a wholly-owned subsidiary of the Company issued $896.5 million of investment grade bonds secured by the subsidiary's assets, which had an aggregate outstanding principal balance of approximately $1.2 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. For accounting purposes, this transaction was treated as a secured financing.

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

    On May 15, 2001, the Leasing Subsidiary repaid its $100.0 million 7.30% unsecured notes.

    On June 14, 2001, the Company closed $193.0 million of term loan financing secured by 15 corporate tenant lease assets. The variable-rate loan bears interest at LIBOR plus 1.85% (not to exceed 10.00%) and has two one-year extensions at the Company's option. The Company used these proceeds to repay a $77.8 million secured term loan maturing in June 2001 and to pay down a portion of its revolving credit facilities. In addition, the Company extended the final maturity of its $500.0 million secured revolving credit facility to August 12, 2003.

    On July 6, 2001, the Leasing Subsidiary financed a $75.0 million structured finance asset with a $50.0 million term loan bearing interest at LIBOR + 2.50%. The loan has a maturity of July 2006, including a one-year extension at the Leasing Subsidiary's option.

    On July 27, 2001, the Company completed a $300.0 million unsecured revolving credit facility with a group of leading financial institutions. The new facility has an initial maturity of July 2003, with a one-year extension at the Company's option and another one-year extension at the lenders' option. The new facility replaces two prior credit facilities maturing in 2002 and 2003, and bears interest at LIBOR + 2.125%.

    On August 9, 2001, the Company issued $350.0 million of 8.75% senior notes due in 2008. The notes are unsecured senior obligations of the Company. The Company used the net proceeds to partially repay outstanding borrowings under its secured credit facilities.

    HEDGING ACTIVITIES--Since January 1, 1999, the Company has entered into the following cash flow hedges that have expired or been settled prior to December 31, 2001 (in thousands):

                                                     STRIKE
TYPE OF                                  NOTIONAL   PRICE OR     TRADE     MATURITY
HEDGE                                     AMOUNT    SWAP RATE     DATE       DATE
-------                                  --------   ---------   --------   --------
LIBOR Cap..............................  $300,000     9.000%    3/16/98    3/16/01
Pay-Fixed Swap.........................    92,000     5.714%    8/10/98     3/1/01
LIBOR Cap..............................    75,000     7.500%    7/16/98    6/19/01
LIBOR Cap..............................    40,430     7.500%    4/30/98     1/1/01
LIBOR Cap..............................    38,336     7.500%    4/30/98     6/1/01

    Since January 1, 1999, the Company has entered into the following cash flow hedges that are outstanding as of December 31, 2001. The net value (liability) associated with these hedges is reflected on the Company's balance sheet (in thousands).

                                    STRIKE                                  ESTIMATED
TYPE OF                 NOTIONAL   PRICE OR     TRADE        MATURITY       VALUE AT
HEDGE                    AMOUNT    SWAP RATE     DATE          DATE     DECEMBER 31, 2001
-------                 --------   ---------   --------      --------   -----------------
Pay-Fixed Swap........  $125,000     7.058%    6/15/00       6/25/03         $(7,878)
Pay-Fixed Swap........   125,000     7.055%    6/15/00       6/25/03          (7,873)
Pay-Fixed Swap........    75,000     5.580%    11/4/99(1)    12/1/04          (3,732)
LIBOR Cap.............    75,000     7.750%    11/4/99(1)    12/1/04             388
LIBOR Cap.............    35,000     7.750%    11/4/99(1)    12/1/04             170
                                                                            --------
Total Estimated Asset (Liability) Value..............................       $(18,925)
                                                                            ========

EXPLANATORY NOTE:
------------------------------

(1) Acquired in connection with the TriNet Acquisition (see Note 4 to the Company's Consolidated Financial Statements).

    In connection with the STARs, Series 2000-1 in May 2000, the Company entered into a LIBOR interest rate cap struck at 10.00% in the notional amount of $312.0 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not change the Company's net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the terms of these arrangements are substantially the same, the effects of a revaluation of these two instruments substantially offset one another.

    Certain of the Company's CTL joint ventures, have hedging activities which are more fully described in Note 6 to the Company's Consolidated Financial Statements.

    OFF-BALANCE SHEET TRANSACTIONS--The Company is not dependent on the use of any off-balance sheet financing arrangements for liquidity. The Company has investments in five CTL joint ventures that are accounted for under the equity method which have total debt obligations outstanding of approximately
$258.4 million (see Note 6). The Company's pro-rata share of the ventures' third-party debt is approximately $118.0 million. These ventures were formed for the purpose of operating, acquiring and in certain cases, developing corporate tenant lease facilities. These joint venture debt obligations are non-recourse to the ventures and the Company and mature between fiscal years 2004 and 2011. They consist of six term loans bearing fixed rates ranging from 6.55% to 8.43% and one variable-rate term loan with a rate of LIBOR + 1.25%.

    RATINGS TRIGGERS--On July 27, 2001, the Company completed a $300.0 million unsecured revolving credit facility with a group of leading financial institutions. The new facility has an initial maturity of July 2003 with a one-year extension at the Company's option and another one-year extension at the lenders' option. The new facility replaces two prior credit facilities maturing in 2002 and 2003, and bears interest at LIBOR + 2.125% based on the Company's senior unsecured credit ratings of BB+ and Ba1 from Standard & Poor's and Moody's Investor Service, respectively. If the Company achieves a higher rating, the facility's interest rate will improve to LIBOR + 2.00%. If the Company's credit rating is downgraded (regardless of how far), the facility's interest rate will increase to LIBOR + 2.25%. In the event the Company receives two credit ratings that are not equivalent, the spread over LIBOR shall be determined by the lower of the two such ratings. As of December 31, 2001, no amounts have yet been drawn on this facility. Accordingly, management does not believe any rating changes would have a material adverse impact on the Company's results of operations. There are no other ratings triggers in any of the Company's debt instruments or other operating or financial agreements.

    TRANSACTIONS WITH RELATED PARTIES--The Company has an investment in iStar Operating Inc. ("iStar Operating"), a taxable subsidiary that, through a wholly-owned subsidiary, services the Company's loans and certain loan portfolios owned by third parties. The Company owns all of the non-voting preferred stock and a 95% economic interest in iStar Operating. An affiliate of the Company's largest shareholder is the owner of all the voting common stock and a 5% economic interest in iStar Operating. As of December 31, 2001, there have never been any distributions to the common shareholder, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of iStar Operating at fair market value, which the Company believes to be nominal.

    In addition, the Company has an investment in TriNet Management Operating Company, Inc. ("TMOC"), a taxable noncontrolled subsidiary that has a $2.0 million investment in a real estate company based in Mexico. The Company owns 95% of the outstanding voting and non-voting common stock (representing 1% voting power and 95% of the economic interest) in TMOC. The other two owners of TMOC stock are executives of the Company, who own a combined 5% of the outstanding voting and non-voting common stock (representing 99% voting power and 5% economic interest) in TMOC. As of December 31, 2001, there have never been any distributions to the common shareholders, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of TMOC at fair market value, which the Company believes to be nominal.

    Both iStar Operating and TMOC were formed as taxable corporations for purposes of maintaining compliance with REIT provisions of the Code and are accounted for under the equity method for financial reporting purposes. If they were consolidated with the Company for financial statement purposes, they would have no material impact on the Company's operations. As of December 31, 2001, these corporations have no debt obligations.

    The Company entered into an employment agreement with its Chief Executive Officer as of March 31, 2001. In addition to the salary and bonus provisions of the agreement, the agreement provides for an award of two million phantom units to the executive, each of which notionally represents one share of the Company's Common Stock. Portions of these phantom units will vest on a contingent basis if the average closing price of the Company's Common Stock achieves certain levels (ranging from $25.00 to $37.00 per share) for 60 consecutive calendar days. Contingently vested units will become fully vested, meaning that they are no longer subject to forfeiture, if the executive remains employed through March 30, 2004, or earlier upon certain change of control and termination events. When and if contingently vested phantom units become fully vested units, the Company must deliver to the executive either a number of shares of Common Stock equal to the number of fully vested units or an amount of cash equal to the then fair market value of that number of shares of Common Stock. If shares were unavailable under the Company's then long-term incentive plans, this obligation could require the Company to make a substantial cash payment to the executive.

    DRIP PROGRAM--The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to a 3.0% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to
8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. In 2001, the Company issued a total of 195,078 shares of its Common Stock through the direct stock purchase component of the plan for net proceeds of approximately $4.7 million. Approximately $3.9 million of these proceeds were received in January 2002.

    STOCK REPURCHASE PROGRAM--The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of both December 31, 2001 and 2000, the Company had repurchased approximately 2.3 million shares at an aggregate cost of approximately
$40.7 million.

CRITICAL ACCOUNTING POLICIES

    The Company's Consolidated Financial Statements include the accounts of the Company and all majority-owned and controlled subsidiaries. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe that there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

    Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. During 2001, management reviewed and evaluated its critical accounting policies and believes them to be appropriate. The Company's accounting policies are described in Note 3 to the Company's Consolidated Financial Statements. Management believes the more significant of these to be as follows:

    REVENUE RECOGNITION--The most significant sources of the Company's revenue come from its lending operations and its corporate tenant lease operations. For its lending operations, the Company reflects income using the effective yield method, which recognizes periodic income over the expected term of the investment on a constant yield basis. For corporate tenant lease assets, the Company recognizes income on the straight-line method, which effectively recognizes contractual lease payments to be received by the Company evenly over the term of the lease. Management believes the Company's revenue recognition policies are appropriate to reflect the substance of the underlying transactions.

    PROVISION FOR LOAN LOSSES--The Company's accounting policies require that an allowance for estimated credit losses be reflected in the financial statements based upon an evaluation of known and inherent risks in its private lending assets. While neither the Company nor its private predecessors have experienced any actual losses on their lending investments, management considers it prudent to establish a policy to provide for potential losses in the asset base that may be realized in the future. In establishing these allowances, management utilized available historical industry loss information applied to its assets consistent with its internal risk rating system. Actual losses, if any, could ultimately differ from these estimates.

    IMPAIRMENT OF LONG-LIVED ASSETS--Corporate tenant lease assets represent "long-lived" assets for accounting purposes. The Company periodically reviews long-lived assets to be held and used in its leasing operations for impairment in value whenever any events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In management's opinion, based on this analysis, corporate tenant assets to be held and used are not carried at amounts in excess of their estimated recoverable amounts.

    RISK MANAGEMENT AND FINANCIAL INSTRUMENTS--The Company has historically utilized derivative financial instruments only as a means to help to manage its interest rate risk exposure on a portion of its variable-rate debt obligations (i.e., as cash flow hedges). The instruments utilized are generally either pay-fixed swaps or LIBOR-based interest rate caps which are widely used in the industry and typically with major financial institutions. The Company's accounting policies generally reflect these instruments at their fair value with unrealized changes in fair value reflected in other comprehensive income. Realized effects on the Company's cash flows are generally recognized currently in income.

    INCOME TAXES--The Company's financial results generally do no reflect provisions for current or deferred income taxes. Management believes that the Company has and intends to continue to operate in a manner that will continue to allow it to be taxed as a REIT and, as a result, does not expect to pay substantial corporate-level taxes. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to Federal income tax.

    EXECUTIVE COMPENSATION--The Company's accounting policies generally provide cash compensation to be estimated and recognized over the period of service. With respect to stock-based compensation arrangements, the Company has elected to use APB 25 accounting, which measures the compensation charges based on the intrinsic value of such securities when they become fixed and determinable, and recognizes such expense over the related service period. These arrangements are often complex and generally structured to align the interests of management with
those of the Company's shareholders.   See Note 10 to the Company's Consolidated
Financial Statements for a detailed discussion of such arrangements and the related accounting effects.

    During 2001, the Company entered into new three-year employment agreements with its Chief Executive Officer and its President. See Note 10 to the Company's Consolidated Financial Statements for a more detailed description of both employment agreements.

    The following are hypothetical illustrations of the effects on the Company's net income and adjusted earnings per share of the full vesting of phantom units and restricted shares under the employment agreements with Chief Executive Officer and the President.

    During the year ended December 31, 2001, 350,000 phantom shares awarded to the Chief Executive Officer became contingently vested. Absent an earlier change of control or termination of employment, these 350,000 shares will not become fully vested until March 31, 2004. Assuming that the market price of the Common Stock on March 31, 2004 is $24.95 (which was the market price of the Common Stock on December 31, 2001), the Company would incur a one-time charge to both net income and adjusted earnings at that time equal to $8.7 million (the fair market value of the 350,000 shares at $24.95 per share). Assuming that there are
90.0 million diluted weighted average shares outstanding on March 31, 2004, the effect of the one-time charge on diluted adjusted earnings per share would be $0.0970 per share.

    The earliest that restricted shares awarded to the President can become fully vested is pursuant to a voluntary resignation after September 30, 2002, absent an earlier change of control or termination of employment. Using
October 1, 2002 and December 31, 2002 as hypothetical vesting dates, and assuming that: (1) the price of the Common Stock on those dates is $24.95 (which was the market price of the Common Stock on December 31, 2001), and (2) a Common Stock dividend payment rate of $0.63 per share per quarter, then between 366,851 shares and 427,782 shares would become fully vested on October 1, 2002 and December 31, 2002, respectively. The Company would incur a one-time charge to both net income and adjusted earnings of approximately $9.2 million (for vesting on October 1, 2002), or approximately $10.7 million (for vesting on December 31, 2002), in each case representing the fair market value of the shares on the date they become fully vested. Assuming that there are
90.0 million diluted weighted average shares outstanding on both October 1, 2002 and December 31, 2002, the effect on the

Company's diluted adjusted earnings per share would be $0.1017 per share and $0.1186 per share, respectively.

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

    In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation." The Company was required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees." The initial adoption of FIN 44 did not have a significant impact on the Company.

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

    In July 2001, the SEC released Staff Accounting Bulletin No. 102 ("SAB 102"), "Selected Loan Loss Allowance and Documentation Issues." SAB 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Adoption of SAB 102 by the Company did not have a significant impact on the Company.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in business combinations and requires intangible assets to be recognized apart from goodwill if certain tests are met. The Company does not believe the adoption of SFAS No. 141 will have a significant effect on the Company's financial position or results of operations. SFAS
No. 142 requires that goodwill not be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for companies with fiscal years beginning after March 15, 2001. The Company will adopt the provisions of this statement, as required, on January 1, 2002 and it does not believe the adoption of SFAS No. 142 will have a significant impact on the Company.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company is currently evaluating this statement to assess its impact on the financial statements. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year. The Company will adopt the provisions of this statement on January 1, 2002, as required. The Company does not believe the adoption of SFAS No. 144 will have a significant impact on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISKS

    Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. In pursuing its business plan, the primary market risk to which the Company is exposed is interest rate risk. Consistent with its liability management objectives, the Company has implemented an interest rate risk management policy based on match funding, with the objective that variable-rate assets be primarily financed by variable-rate liabilities and fixed-rate assets be primarily financed by fixed-rate liabilities.

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

    Each interest rate cap or floor agreement is a legal contract between the Company and a third party (the "counterparty"). When the Company purchases a cap or floor contract, the Company makes an up-front payment to the counterparty and the counterparty agrees to make payments to the Company in the future should the reference rate (typically one- or three-month LIBOR) rise above (cap agreements) or fall below (floor agreements) the "strike" rate specified in the contract. Each contract has a notional face amount. Should the reference rate rise above the contractual strike rate in a cap, the Company will earn cap income. Should the reference rate fall below the contractual strike rate in a floor, the Company will earn floor income. Payments on an annualized basis will equal the contractual notional face amount multiplied by the difference between the actual reference rate and the contracted strike rate. The cost of the up-front payment is amortized over the term of the contract and is included in "Interest expense" on the Company's Consolidated Statements of Operations.

    Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which swaps are based is not exchanged. In general, the Company's swaps are "pay fixed" swaps involving the exchange of variable-rate interest payments from the counterparty for fixed interest payments from the Company.

    Interest rate futures are contracts, generally settled in cash, in which the seller agrees to deliver on a specified future date the cash equivalent of the difference between the specified price or yield indicated in the contract and the value of the specified instrument (e.g., U.S. Treasury securities) upon settlement. Under these agreements, the Company would generally receive additional cash flow at settlement if interest rates rise and pay cash if interest rates fall. The effects of such receipts or payments would be deferred and amortized over the term of the specific related fixed-rate borrowings. In the event that, in the opinion of management, it is no longer probable that a forecasted transaction will occur under terms substantially equivalent to those projected, the Company would cease recognizing such transactions as hedges and immediately recognize related gains or losses based on actual settlement or estimated settlement value.

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

    The following table quantifies the potential changes in net investment income and net fair value of financial instruments should interest rates increase or decrease 100 or 200 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). Net investment income is calculated as revenue from loans and other lending investments and operating leases, less related interest expense and operating costs on corporate tenant lease assets, for the year ended December 31, 2001. Net fair value of financial instruments is calculated as the sum of the value of derivative instruments and the present value of cash in-flows generated from interest-earning assets, less cash out-flows in respect of interest-bearing liabilities as of December 31, 2001. The cash flows associated with the Company's assets are calculated based on management's best estimate of expected payments for each loan based on loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty, term and collateral type. Most of the Company's loans are protected from prepayment as a result of prepayment penalties and contractual terms which prohibit prepayments during specified periods. However, for those loans where prepayments are not currently precluded by contract, declines in interest rates may increase prepayment speeds. The base interest rate scenario assumes interest rates as of December 31, 2001. Actual results could differ significantly from those estimated in the table.

                         ESTIMATED PERCENTAGE CHANGE IN

                                NET INVESTMENT      NET FAIR VALUE OF
CHANGE IN INTEREST RATES            INCOME       FINANCIAL INSTRUMENTS(1)
------------------------        --------------   ------------------------
-200 Basis Points............         1.23%               (17.16)%
-100 Basis Points............         0.61%                (8.20)%
Base Interest Rate...........         0.00%                 0.00%
+100 Basis Points............        (0.61)%                7.76%
+200 Basis Points............        (1.23)%               18.91%

EXPLANATORY NOTE:
------------------------------

(1) Amounts exclude fair values of non-financial investments, primarily CTL assets and certain forms of corporate finance investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Index to Financial Statements

                                                                PAGE
                                                              --------
Financial Statements:

  Report of Independent Accountants.........................     37
  Consolidated Balance Sheets at December 31, 2001 and
    2000....................................................     38
  Consolidated Statements of Operations for each of the
    three years in the period ended December 31, 2001.......     39
  Consolidated Statement of Changes in Shareholders' Equity
    for each of the three years in the period ended December
    31, 2001................................................     40
  Consolidated Statements of Cash Flows for each of the
    three years in the period ended December 31, 2001.......     41
  Notes to Consolidated Financial Statements................     42

Financial Statement Schedules:

For the period ended December 31, 2001:

  Schedule II--Valuation and Qualifying Accounts and
    Reserves................................................     74

  Schedule III--Corporate Tenant Lease Assets and
    Accumulated Depreciation................................     75

  Schedule IV--Loans and Other Lending Investments..........     81

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    Financial statements of five owned companies or joint ventures accounted for under the equity method have been omitted because the Company's proportionate share of the income from continuing operations before income taxes is less than 20% of the respective consolidated amount and the investments in and advances to each company are less than 20% of consolidated total assets.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of iStar Financial Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iStar Financial Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, NY
March 1, 2002

                              ISTAR FINANCIAL INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 2001        2000*
                                                              ----------   ----------
                                  ASSETS
Loans and other lending investments, net....................  $2,377,763   $2,225,183
Corporate tenant lease assets, net..........................   1,841,800    1,670,169
Cash and cash equivalents...................................      15,670       22,752
Restricted cash.............................................      17,852       20,441
Accrued interest and operating lease income receivable......      26,688       20,167
Deferred operating lease income receivable..................      21,195       10,236
Deferred expenses and other assets..........................      77,592       65,827
                                                              ----------   ----------
  Total assets..............................................  $4,378,560   $4,034,775
                                                              ==========   ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities....  $   87,538   $   52,038
Dividends payable...........................................       5,225       56,661
Debt obligations............................................   2,495,369    2,131,967
                                                              ----------   ----------
  Total liabilities.........................................   2,588,132    2,240,666
                                                              ----------   ----------
Commitments and contingencies...............................          --           --

Minority interest in consolidated entities..................       2,650        6,224

Shareholders' equity:
Series A Preferred Stock, $0.001 par value, liquidation
  preference $50.00 per share, 4,400 shares issued and
  outstanding at December 31, 2001 and December 31, 2000....           4            4
Series B Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 2,000 shares issued and
  outstanding at December 31, 2001 and December 31, 2000....           2            2
Series C Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 1,300 shares issued and
  outstanding at December 31, 2001 and December 31, 2000....           1            1
Series D Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 4,000 shares issued and
  outstanding at December 31, 2001 and December 31, 2000....           4            4
Common Stock, $0.001 par value, 200,000 shares authorized,
  87,387 and 85,726 shares issued and outstanding at
  December 31, 2001 and December 31, 2000, respectively.....          87           85
Warrants and options........................................      20,456       16,943
Additional paid-in capital..................................   1,997,931    1,966,396
Retained earnings (deficit).................................    (174,874)    (154,789)
Accumulated other comprehensive income (losses) (See Note
  12).......................................................     (15,092)         (20)
Treasury stock (at cost)....................................     (40,741)     (40,741)
                                                              ----------   ----------
  Total shareholders' equity................................   1,787,778    1,787,885
                                                              ----------   ----------
  Total liabilities and shareholders' equity................  $4,378,560   $4,034,775
                                                              ==========   ==========

------------------------------

*   RECLASSIFIED TO CONFORM TO 2001 PRESENTATION.

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000*       1999*
                                                              ---------   ---------   ---------
REVENUE:
  Interest income...........................................  $254,119    $268,011    $209,848
  Operating lease income....................................   201,257     185,956      42,186
  Other income..............................................    28,800      17,855      12,763
                                                              --------    --------    --------
    Total revenue...........................................   484,176     471,822     264,797
                                                              --------    --------    --------
COSTS AND EXPENSES:
  Interest expense..........................................   170,121     173,891      91,184
  Operating costs-corporate tenant lease assets.............    12,800      12,809       2,246
  Depreciation and amortization.............................    35,642      34,514      10,340
  General and administrative................................    24,151      25,706       6,269
  Provision for loan losses.................................     7,000       6,500       4,750
  Stock-based compensation expense..........................     3,575       2,864         412
  Advisory fees.............................................        --          --      16,193
  Costs incurred in acquiring external advisor..............        --          --      94,476
                                                              --------    --------    --------
    Total costs and expenses................................   253,289     256,284     225,870
                                                              --------    --------    --------
Net income before minority interest, gain on sales of
  corporate tenant lease assets, extraordinary loss and
  cumulative effect of change in accounting principle.......   230,887     215,538      38,927
Minority interest in consolidated entities..................      (218)       (195)        (41)
Gain on sales of corporate tenant lease assets..............     1,145       2,948          --
                                                              --------    --------    --------
Net income before extraordinary loss and cumulative effect
  of change in accounting principle.........................   231,814     218,291      38,886
Extraordinary loss on early extinguishment of debt..........    (1,620)       (705)         --
Cumulative effect of change in accounting principle (See
  Note 3)...................................................      (282)         --          --
                                                              --------    --------    --------
Net income..................................................  $229,912    $217,586    $ 38,886
Preferred dividend requirements.............................   (36,908)    (36,908)    (23,843)
                                                              --------    --------    --------
Net income allocable to common shareholders.................  $193,004    $180,678    $ 15,043
                                                              ========    ========    ========
Basic earnings per common share.............................  $   2.24    $   2.11    $   0.25 (1)
                                                              ========    ========    ========
Diluted earnings per common share...........................  $   2.19    $   2.10    $   0.25 (1)
                                                              ========    ========    ========

EXPLANATORY NOTE:

------------------------------

*   RECLASSIFIED TO CONFORM TO 2001 PRESENTATION.

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

                              ISTAR FINANCIAL INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                      SERIES A    SERIES B    SERIES C    SERIES D     COMMON
                                                      PREFERRED   PREFERRED   PREFERRED   PREFERRED    STOCK
                                                        STOCK       STOCK       STOCK       STOCK      AT PAR
                                                      ---------   ---------   ---------   ---------   --------
Balance at January 1, 1999*.........................    $ 44        $ --        $ --        $ --        $ --
Exercise of options.................................      --          --          --          --          --
Dividends declared-preferred........................      --          --          --          --          --
Dividends declared-common...........................      --          --          --          --          --
Effects of Incorporation Merger.....................     (40)         --          --          --          53
Acquisition of TriNet...............................      --           2           1           4          29
Issuance of shares of Common Stock through
  conversion of joint venture partners interest.....      --          --          --          --          --
Advisor Transaction.................................      --          --          --          --           4
Special stock dividend..............................      --          --          --          --           1
Purchase of treasury stock..........................      --          --          --          --          (2)
Net income for the period...........................      --          --          --          --          --
Change in accumulated other comprehensive income....      --          --          --          --          --
                                                        ----        ----        ----        ----        ----
Balance at December 31, 1999........................    $  4        $  2        $  1        $  4        $ 85
Exercise of options.................................      --          --          --          --          --
Dividends declared-preferred........................      --          --          --          --          --
Dividends declared-common...........................      --          --          --          --          --
Acquisition of ACRE Partners........................      --          --          --          --          --
Restricted stock units issued to employees in lieu
  of cash bonuses...................................      --          --          --          --          --
Restricted stock units granted to employees.........      --          --          --          --          --
Issuance of stock--DRIP plan........................      --          --          --          --          --
Purchase of treasury stock..........................      --          --          --          --          --
Net income for the period...........................      --          --          --          --          --
Change in accumulated other comprehensive income....      --          --          --          --          --
                                                        ----        ----        ----        ----        ----
Balance at December 31, 2000........................    $  4        $  2        $  1        $  4        $ 85
Exercise of options.................................      --          --          --          --           2
Dividends declared-preferred........................      --          --          --          --          --
Dividends declared-common...........................      --          --          --          --          --
Acquisition of ACRE Partners........................      --          --          --          --          --
Restricted stock units issued to employees in lieu
  of cash bonuses...................................      --          --          --          --          --
Restricted stock units granted to employees.........      --          --          --          --          --
Options granted to employees........................      --          --          --          --          --
Issuance of stock--DRIP plan........................      --          --          --          --          --
Net income for the period...........................      --          --          --          --          --
Cumulative effect of change in accounting
  principle.........................................      --          --          --          --          --
Change in accumulated other comprehensive income....      --          --          --          --          --
                                                        ----        ----        ----        ----        ----
Balance at December 31, 2001........................    $  4        $  2        $  1        $  4        $ 87
                                                        ====        ====        ====        ====        ====

                                                                                                                  ACCUMULATED
                                                          COMMON STOCK                                               OTHER
                                                             AT PAR          WARRANTS   ADDITIONAL   RETAINED    COMPREHENSIVE
                                                      --------------------     AND       PAID-IN     EARNINGS       INCOME
                                                       CLASS A    CLASS B    OPTIONS     CAPITAL     (DEFICIT)     (LOSSES)
                                                      ---------   --------   --------   ----------   ---------   -------------
Balance at January 1, 1999*.........................  $  52,408   $   262    $ 18,904   $  901,592   $  (2,459)    $    (23)
Exercise of options.................................         63        --        (969)       1,853          --           --
Dividends declared-preferred........................         --        --          --          330     (25,149)          --
Dividends declared-common...........................         --        --          --           --    (116,813)          --
Effects of Incorporation Merger.....................    (52,471)     (262)         --       52,720          --           --
Acquisition of TriNet...............................         --        --          --      868,933          --           --
Issuance of shares of Common Stock through
  conversion of joint venture partners interest.....         --        --          --        6,226          --           --
Advisor Transaction.................................         --        --          --       97,862          --           --
Special stock dividend..............................         --        --          --       24,456     (24,457)          --
Purchase of treasury stock..........................         --        --          --           --          --           --
Net income for the period...........................         --        --          --           --      38,886           --
Change in accumulated other comprehensive income....         --        --          --           --          --         (206)
                                                      ---------   -------    --------   ----------   ---------     --------
Balance at December 31, 1999........................  $      --   $    --    $ 17,935   $1,953,972   $(129,992)    $   (229)
Exercise of options.................................         --        --        (992)       7,089          --           --
Dividends declared-preferred........................         --        --          --          330     (36,906)          --
Dividends declared-common...........................         --        --          --           --    (205,477)          --
Acquisition of ACRE Partners........................         --        --          --        3,637          --           --
Restricted stock units issued to employees in lieu
  of cash bonuses...................................         --        --          --        1,125          --           --
Restricted stock units granted to employees.........         --        --          --          212          --           --
Issuance of stock--DRIP plan........................         --        --          --           31          --           --
Purchase of treasury stock..........................         --        --          --           --          --           --
Net income for the period...........................         --        --          --           --     217,586
Change in accumulated other comprehensive income....         --        --          --           --          --          209
                                                      ---------   -------    --------   ----------   ---------     --------
Balance at December 31, 2000........................  $      --   $    --    $ 16,943   $1,966,396   $(154,789)    $    (20)
Exercise of options.................................         --        --        (835)      22,550          --           --
Dividends declared-preferred........................         --        --          --          330     (36,908)          --
Dividends declared-common...........................         --        --          --           --    (213,089)          --
Acquisition of ACRE Partners........................         --        --          --        1,219          --           --
Restricted stock units issued to employees in lieu
  of cash bonuses...................................         --        --          --        1,478          --           --
Restricted stock units granted to employees.........         --        --          --        1,250          --           --
Options granted to employees........................         --        --       4,348           --          --           --
Issuance of stock--DRIP plan........................         --        --          --        4,708          --           --
Net income for the period...........................         --        --          --           --     229,912           --
Cumulative effect of change in accounting
  principle.........................................         --        --          --           --          --       (9,445)
Change in accumulated other comprehensive income....         --        --          --           --          --       (5,627)
                                                      ---------   -------    --------   ----------   ---------     --------
Balance at December 31, 2001........................  $      --   $    --    $ 20,456   $1,997,931   $(174,874)    $(15,092)
                                                      =========   =======    ========   ==========   =========     ========


                                                      TREASURY
                                                       STOCK       TOTAL
                                                      --------   ----------
Balance at January 1, 1999*.........................  $     --   $  970,728
Exercise of options.................................        --          947
Dividends declared-preferred........................        --      (24,819)
Dividends declared-common...........................        --     (116,813)
Effects of Incorporation Merger.....................        --           --
Acquisition of TriNet...............................        --      868,969
Issuance of shares of Common Stock through
  conversion of joint venture partners interest.....        --        6,226
Advisor Transaction.................................        --       97,866
Special stock dividend..............................        --           --
Purchase of treasury stock..........................   (40,439)     (40,441)
Net income for the period...........................        --       38,886
Change in accumulated other comprehensive income....        --         (206)
                                                      --------   ----------
Balance at December 31, 1999........................  $(40,439)  $1,801,343
Exercise of options.................................        --        6,097
Dividends declared-preferred........................        --      (36,576)
Dividends declared-common...........................        --     (205,477)
Acquisition of ACRE Partners........................        --        3,637
Restricted stock units issued to employees in lieu
  of cash bonuses...................................        --        1,125
Restricted stock units granted to employees.........        --          212
Issuance of stock--DRIP plan........................        --           31
Purchase of treasury stock..........................      (302)        (302)
Net income for the period...........................                217,586
Change in accumulated other comprehensive income....        --          209
                                                      --------   ----------
Balance at December 31, 2000........................  $(40,741)  $1,787,885
Exercise of options.................................        --       21,717
Dividends declared-preferred........................        --      (36,578)
Dividends declared-common...........................        --     (213,089)
Acquisition of ACRE Partners........................        --        1,219
Restricted stock units issued to employees in lieu
  of cash bonuses...................................        --        1,478
Restricted stock units granted to employees.........        --        1,250
Options granted to employees........................        --        4,348
Issuance of stock--DRIP plan........................        --        4,708
Net income for the period...........................        --      229,912
Cumulative effect of change in accounting
  principle.........................................        --       (9,445)
Change in accumulated other comprehensive income....        --       (5,627)
                                                      --------   ----------
Balance at December 31, 2001........................  $(40,741)  $1,787,778
                                                      ========   ==========

----------------------------------

 * RECLASSIFIED TO CONFORM TO 2001 PRESENTATION.

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------
                                                                    2001           2000*          1999*
                                                                  ---------      ---------      ---------
Cash flows from operating activities:
Net income..................................................      $ 229,912      $ 217,586      $  38,886
Adjustments to reconcile net income to cash flows provided
  by operating activities:
  Minority interest in consolidated entities................            218            195             41
  Non-cash expense for stock-based compensation.............          3,575          2,864            412
  Non-cash expense for Advisor Transaction..................             --             --         94,476
  Depreciation and amortization.............................         56,044         47,402         15,932
  Amortization of discounts/premiums and deferred interest
    and costs on lending investments........................        (41,067)       (27,059)       (25,493)
  Equity in earnings of unconsolidated joint ventures and
    subsidiaries............................................         (7,358)        (4,753)          (234)
  Distributions from operating joint ventures...............          4,802          4,511            470
  Deferred operating lease income receivable................        (10,923)        (9,130)        (1,597)
  Realized (gains)/losses on sale of securities.............             --            233            (11)
  Gain on sales of corporate tenant lease assets............         (1,145)        (2,948)            --
  Extraordinary loss on early extinguishment of debt........          1,620            705             --
  Cumulative effect of change in accounting principle.......            282             --             --
  Provision for loan losses.................................          7,000          6,500          4,750
  Changes in assets and liabilities:
    Decrease (increase) in accrued interest and operating
      lease income receivable...............................          3,822         (3,761)        (3,089)
    Decrease (increase) in deferred expenses and other
      assets................................................            568        (27,928)        (1,212)
    Increase (decrease) in accounts payable, accrued
      expenses and other liabilities........................         17,485         (1,702)        (3,706)
                                                                  ---------      ---------      ---------
    Cash flows provided by operating activities.............        264,835        202,715        119,625
                                                                  ---------      ---------      ---------
Cash flows from investing activities:
  New investment originations/acquisitions..................       (921,081)      (845,597)      (640,757)
  Add-on fundings on existing loan commitments..............        (99,626)       (56,039)       (45,916)
  Net cash outflow for TriNet Acquisition (Note 3)..........             --             --        (23,723)
  Net proceeds from sales of corporate tenant lease
    assets..................................................         26,306        146,265             --
  Investment in iStar Operating Inc.........................             --         (3,443)            --
  Proceeds from sale of investment securities...............             --             30             --
  Repayments of and principal collections on loans and other
    lending investments.....................................        676,021        584,452        520,768
  Investments in and advances to unconsolidated joint
    ventures................................................         (1,601)       (24,047)          (377)
  Distributions from unconsolidated joint ventures..........         24,265         34,759         47,365
  Capital expenditures for build-to-suit activities.........        (14,266)        (5,022)            --
  Capital improvement projects on corporate tenant lease
    assets..................................................         (6,629)        (6,831)            --
  Other capital expenditures on corporate tenant lease
    assets..................................................         (4,489)        (1,179)        (1,271)
                                                                  ---------      ---------      ---------
    Cash flows used in investing activities.................       (321,100)      (176,652)      (143,911)
                                                                  ---------      ---------      ---------
Cash flows from financing activities:
  Net borrowings (repayments) under revolving credit
    facilities..............................................        134,746       (183,837)       168,592
  Borrowings under term loans...............................        277,664         90,000         39,234
  Repayments under term loans...............................       (120,333)      (300,799)          (150)
  Borrowings under unsecured bond offerings.................        350,000             --             --
  Repayments under unsecured notes..........................       (100,000)            --             --
  Borrowings under repurchase agreements....................            279         65,067             --
  Repayments under repurchase agreements....................        (56,008)       (31,564)        (7,331)
  Borrowings under secured bond offerings...................             --        863,254             --
  Repayments under secured bond offerings...................       (125,962)      (274,919)            --
  Common dividends paid.....................................       (264,527)      (202,397)       (90,076)
  Preferred dividends paid..................................        (36,578)       (36,576)       (20,524)
  Decrease (increase) in restricted cash held in connection
    with debt obligations...................................          2,590        (10,246)         2,924
  Distributions to minority interest in consolidated
    entities................................................         (3,794)          (164)            --
  Extraordinary loss on early extinguishment of debt........         (1,037)          (317)            --
  Payment for deferred financing costs......................        (30,382)       (21,048)        (4,593)
  Purchase of treasury stock................................             --           (302)       (40,439)
  Proceeds from exercise of options and issuance of DRIP
    shares..................................................         22,525          6,129            947
                                                                  ---------      ---------      ---------
    Cash flows provided by (used in) financing activities...         49,183        (37,719)        48,584
                                                                  ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents............         (7,082)       (11,656)        24,298
Cash and cash equivalents at beginning of period............         22,752         34,408         10,110
                                                                  ---------      ---------      ---------
Cash and cash equivalents at end of period..................      $  15,670      $  22,752      $  34,408
                                                                  =========      =========      =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest, net of amount
    capitalized.............................................      $ 141,271      $ 141,632      $  85,458
                                                                  =========      =========      =========

------------------------------
* RECLASSIFIED TO CONFORM TO 2001 PRESENTATION.

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BUSINESS AND ORGANIZATION.

    BUSINESS--iStar Financial Inc. (the "Company") is the leading publicly-traded finance company focused on the commercial real estate industry. The Company provides structured financing to private and corporate owners of real estate nationwide, including senior and junior mortgage debt, corporate mezzanine and subordinated capital, and corporate net lease financing. The Company seeks to deliver superior risk-adjusted returns on equity for shareholders by providing innovative and value-added financing solutions to its customers.

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

    ORGANIZATION--The Company began its business in 1993 through private investment funds formed to capitalize on inefficiencies in the real estate finance market. In March 1998, these funds contributed their approximately
$1.1 billion of assets to the Company's predecessor, Starwood Financial Trust, in exchange for a controlling interest in that company (collectively, the "Recapitalization Transactions"). Since that time, the Company has grown by originating new lending and leasing transactions, as well as through corporate acquisitions. Specifically, in September 1998, the Company acquired the loan origination and servicing business of a major insurance company, and in December 1998, the Company acquired the mortgage and mezzanine loan portfolio of its largest private competitor. Additionally, in November 1999, the Company acquired TriNet Corporate Realty Trust, Inc. ("TriNet" or the "Leasing Subsidiary"), which was then the largest publicly traded company specializing in the net leasing of corporate office and industrial facilities (the "TriNet Acquisition"). The TriNet Acquisition was structured as a stock-for-stock merger of TriNet with a subsidiary of the Company. Concurrent with the TriNet Acquisition, the Company also acquired its external advisor (the "Advisor Transaction") in exchange for shares of common stock of the Company ("Common Stock") and converted its organizational form to a Maryland corporation (the "Incorporation Merger"). As part of the conversion to a Maryland corporation, the Company replaced its former dual class common share structure with a single class of Common Stock. The Company's Common Stock began trading on the New York Stock Exchange under the symbol "SFI" in November 1999.

    The Company was eligible and elected to be taxed as a REIT for the taxable years beginning January 1, 1998.

NOTE 2--BASIS OF PRESENTATION

    The accompanying audited Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles ("GAAP") for complete financial statements. The Consolidated Financial Statements include the accounts of the Company, its qualified REIT subsidiaries, and its majority-owned and controlled partnerships.

                              ISTAR FINANCIAL INC.

NOTE 2--BASIS OF PRESENTATION (CONTINUED)
    The Company has an investment in iStar Operating Inc. ("iStar Operating"), a taxable subsidiary that, through a wholly-owned subsidiary, services the Company's loans and certain loan portfolios owned by third parties. The Company owns all of the non-voting preferred stock and a 95% economic interest in iStar Operating. An affiliate of the Company's largest shareholder is the owner of all the voting common stock and a 5% economic interest in iStar Operating. As of December 31, 2001, there have never been any distributions to the common shareholder, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of iStar Operating at fair market value, which the Company believes to be nominal. In addition to the direct general and administrative costs of iStar Operating, the Company allocates a portion of its general overhead expenses to iStar Operating based on the number of employees at iStar Operating as a percentage of the Company's total employees. The Company funds losses incurred by iStar Operating.

    In addition, the Company has an investment in TriNet Management Operating Company, Inc. ("TMOC"), a taxable noncontrolled subsidiary that has a $2.0 million investment in a real estate company based in Mexico. The Company owns 95% of the outstanding voting and non-voting common stock (representing 1% voting power and 95% of the economic interest) in TMOC. The other two owners of TMOC stock are executives of the Company, who own a combined 5% of the outstanding voting and non-voting common stock (representing 99% voting power and 5% economic interest) in TMOC. As of December 31, 2001 there have never been any distributions to the common shareholders, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of TMOC at fair market value, which the Company believes to be nominal.

    Both iStar Operating and TMOC were formed as taxable corporations for purposes of maintaining compliance with REIT provisions of the Code and are accounted for under the equity method for financial reporting purposes. If they were consolidated with the Company for financial statement purposes, they would have no material impact on the Company's operations. As of December 31, 2001, these corporations have no debt obligations.

    Further, certain other investments in partnerships or joint ventures which the Company does not control are also accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LOANS AND OTHER LENDING INVESTMENTS, NET--As described in Note 5, "Loans and Other Lending Investments," includes the following investments: senior mortgages, subordinate mortgages, corporate/ partnership loans and other lending or similar investments. In general, management considers its investments in this category as held-to-maturity and, accordingly, reflects such items at amortized historical cost.

    CORPORATE TENANT LEASE ASSETS AND DEPRECIATION--Corporate tenant lease assets are generally recorded at cost less accumulated depreciation. Certain improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance items are expensed as incurred. Depreciation is computed using the straight line method of cost recovery over estimated useful lives of 40.0 years for buildings, five years for furniture and equipment, the shorter of the remaining lease term or expected life for tenant improvements and the remaining life of the building for building improvements.

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Corporate tenant lease assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. The Company also periodically reviews long-lived assets to be held and used for an impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In accordance with management's opinion, corporate tenant lease assets to be held and used are not carried at amounts in excess of their estimated recoverable amounts.

    CAPITALIZED INTEREST--The Company capitalizes interest costs incurred during the land development or construction period on qualified development projects, including investments in joint ventures accounted for under the equity method. Interest capitalized was approximately $1.0 million and $513,000 during the 12-month periods ended December 31, 2001 and 2000, respectively.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

    RESTRICTED CASH--Restricted cash represents amounts required to be maintained in escrow under certain of the Company's debt obligations and leasing transactions.

    NON-CASH ACTIVITY--During 1999, the Company acquired TriNet (see Note 4). The following is a summary of the effects of this transaction on the Company's consolidated financial position (in thousands):

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
                                                               ===========

    There was no significant non-cash activity during the years ended December 31, 2001 and 2000, other than those items shown on the Company's Consolidated Statements of Cash Flows.

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

    A limited number of the Company's loans provide for accrual of interest at specified rates which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) management's determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower.

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

    PROVISION FOR LOAN LOSSES--The Company's accounting policies require that an allowance for estimated loan losses be maintained at a level that management, based upon an evaluation of known and inherent risks in the portfolio, considers adequate to provide for loan losses. Specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral less disposition costs on an individual loan basis. Management considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Management measures these impaired loans at the fair value of the loans' underlying collateral less estimated disposition costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan; however, these loans are placed on non-accrual status at such time as: (1) management believes that the potential risk exists that scheduled debt service payments will not be met within the coming 12 months; (2) the loans become
90 days delinquent; (3) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (4) the net realizable value of the loan's underlying collateral approximates the Company's carrying value of such loan. While on non-accrual status, interest income is recognized only upon actual receipt. Impairment losses are recognized as direct write-downs of the related loan with a corresponding charge to the provision for loan losses. Charge-offs occur when loans, or a portion thereof, are considered uncollectible and of such little value that further pursuit of collection is not warranted. Management also provides a loan portfolio reserve based upon its periodic evaluation and analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors.

    INCOME TAXES--As a REIT, the Company is subject to federal income taxation at corporate rates on its REIT taxable income; however, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. The Company intends to operate in a manner consistent with and to elect to be treated as a REIT. iStar Operating and TMOC, the Company's taxable subsidiaries, are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in iStar Operating and TMOC. Accordingly, except for the Company's taxable subsidiaries, no current or deferred taxes are provided for in the Consoliated Financial Statements.

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    NET INCOME ALLOCABLE TO COMMON SHARES--Net income allocable to common shares excludes 1% of net income allocable to the class B shares prior to November 4, 1999. The class A and class B shares were exchanged for Common Stock in connection with the TriNet Acquisition, as more fully described in Note 4.

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

    OTHER NEW ACCOUNTING STANDARDS--In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company adopted SAB 101, as required, in the fourth quarter of fiscal 2000. The

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) adoption of SAB 101 did not have a material financial impact on the financial position or the results of operations of the Company.

    In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation." The Company was required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees." The initial adoption of FIN 44 by the Company did not have a significant impact on the Company.

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

    In July 2001, the SEC released Staff Accounting Bulletin No. 102 ("SAB 102"), "Selected Loan Loss Allowance and Documentation Issues." SAB 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Adoption of SAB 102 by the Company did not have a significant impact on the Company.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in business combinations and requires intangible assets to be recognized apart from goodwill if certain tests are met. The Company does not believe the adoption of SFAS No. 141 will have a material impact on the Company's financial position or results of operations. SFAS
No. 142 requires that goodwill not be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for companies with fiscal years beginning after March 15, 2001. The Company will adopt the provisions of this statement on January 1, 2002, as required, and it does not believe the adoption of SFAS No. 142 will have a significant impact on the Company.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The Company is currently evaluating this statement to assess its impact on the financial statements. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year. The Company will adopt the provisions of this statement on January 1, 2002, as required. The Company does not believe the adoption of SFAS No. 144 will have a significant impact on the Company.

                              ISTAR FINANCIAL INC.

NOTE 4--CAPITAL TRANSACTIONS

    PRIOR TRANSACTIONS WITH AFFILIATES--Prior to November 4, 1999, the Company was party to an Advisory Agreement (the "Former Advisory Agreement") with an external advisor (the "Former Advisor"), an affiliate of SOFIV SMT Holdings., L.L.C. ("SOF IV") and certain other affiliates (collectively, the Starwood Investors). Pursuant to the Former Advisory Agreement, the Former Advisor managed the affairs of the Company. In connection with the Advisory Agreement, the Company paid the Former Advisor a quarterly base management fee of 0.3125% (1.25% per annum) of the Book Equity Value of the Company, as defined. In addition, the Company paid the Former Advisor a quarterly incentive fee of 5.00% of the Company's Adjusted Net Income in excess of a benchmark rate. Prior to the transactions described below through which, among other things, the Company became internally-managed, the Company was dependent on the services of the Former Advisor and its officers and employees for the successful execution of its business strategy.

    On October 30, 2001, the Starwood Investors sold 18.975 million shares of Common Stock (including the subsequently exercised 2.475 million share over-allotment option granted to the underwriters) owned by them. The Company did not sell any shares in this offering. As a result of the secondary offering, Starwood Mezzanine holds no remaining interest in the Company and SOF IV currently owns approximately 38.7% of the Company's Common Stock (based on the diluted sharecount as of December 31, 2001).

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

    ADVISOR TRANSACTION--Contemporaneously with the consummation of the TriNet Acquisition, the Company acquired 100% of the interests in the Former Advisor in exchange for total consideration of four million shares of Common Stock. For accounting purposes, the Advisor Transaction was not considered the acquisition of a "business" in applying Accounting Principles Board Opinion No. 16, "Business Combinations" and, therefore, the market value of the Common Stock issued in excess of the fair value of the net tangible assets acquired of approximately $94.5 million was charged to operating income as a non-recurring, non-cash item in the fourth quarter of 1999, rather than capitalized as goodwill.

    INCORPORATION MERGER--Prior to the consummation of the TriNet Acquisition and the Advisor Transaction, the Company changed its form from a Maryland trust to a Maryland corporation in the

                              ISTAR FINANCIAL INC.

NOTE 4--CAPITAL TRANSACTIONS (CONTINUED)
Incorporation Merger, which technically involved a merger of the Company with a wholly-owned subsidiary formed solely to effect such merger. In the Incorporation Merger, the former class B shares were converted into shares of Common Stock on a 49-for-one basis (the same ratio at which the former class B shares were previously convertible into class A shares), and the class A shares were converted into shares of Common Stock on a one-for-one basis. As a result, the Company no longer has multiple classes of common shares. The Incorporation Merger was treated as a transfer of assets and liabilities under common control. Accordingly, the assets and liabilities transferred from the Maryland trust to the Maryland corporation were reflected at their predecessor basis and no gain or loss was recognized.

    The Company declared and paid a special dividend of one million shares of its Common Stock payable pro rata to all holders of record of its Common Stock following completion of the Incorporation Merger, but prior to the effective time of the TriNet Acquisition and the Advisor Transaction.

    PRO FORMA INFORMATION--The summary unaudited pro forma consolidated statements of operations for the year ended December 31, 1999 are presented as if the following transactions, consummated in November 1999, had occured on January 1, 1999: (1) the TriNet Acquisition; (2) the Advisor Transaction; and
(3) the borrowings necessary to consummate the aforementioned transactions. The unaudited pro forma information is based upon the historical consolidated results of operations of the Company and TriNet for the year ended December 31, 1999, after giving effect to the events described above.

                              ISTAR FINANCIAL INC.

NOTE 4--CAPITAL TRANSACTIONS (CONTINUED)
                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE YEAR
                                                                  ENDED
                                                              DECEMBER 31,
                                                                  1999
                                                              -------------
                                                               (UNAUDITED)
REVENUE:
  Interest income...........................................    $218,359
  Operating lease income....................................     186,776
  Other income..............................................      21,000
                                                                --------
    Total revenue...........................................     426,135
                                                                --------

EXPENSES:
  Interest expense..........................................     135,795
  Operationg costs--corporate tenant lease assets...........      12,601
  Depreciation and amortization.............................      36,423
  General and administrative................................      21,716
  Provision for loan losses.................................       4,750
  Stock-based compensation expense..........................       2,474
                                                                --------
    Total costs and expenses................................     213,759
                                                                --------
  Income before minority interest...........................    $212,376
  Minority interest.........................................        (164)
                                                                --------
  Net income................................................    $212,212
  Preferred dividend requirements...........................     (36,906)
                                                                --------
  Net income allocable to common shareholders...............    $175,306
                                                                ========

BASIC EARNINGS PER SHARE:
  Basic earnings per common share...........................    $   2.01
                                                                ========
  Weighted average number of common shares outstanding......      87,073
                                                                ========

    Investments and dispositions are assumed to have taken place as of January 1, 1999; however, loan originations and acquisitions are not reflected in these pro forma numbers until the actual origination or acquisition date by the Company. The pro forma information above excludes the charge of approximately $94.5 million taken by the Company in fiscal 1999 to reflect the costs incurred in acquiring the Former Advisor as such charge is non-recurring. The pro forma information also excludes certain non-recurring historical charges recorded by TriNet of $3.4 million in 1999 for a provision for a write-down of CTL assets. General and administrative costs represent estimated expense levels as an internally-managed Company.

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

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--LOANS AND OTHER LENDING INVESTMENTS

    The following is a summary description of the Company's loans and other lending investments (in thousands)(1):

                                                                                                                 CARRYING VALUE
                                                                                     # OF         PRINCIPAL      AS OF DECEMBER 31,
                                                                                   BORROWERS       BALANCES      ----------
                 TYPE OF INVESTMENT                   UNDERLYING PROPERTY TYPE    IN CLASS(1)   OUTSTANDING(1)      2001
----------------------------------------------------  -------------------------   -----------   --------------   ----------
Senior Mortgages                                      Office/Residential/Retail/      20          $1,173,945     $1,158,669
                                                      Resort/Entertainment/
                                                      Hotel/Mixed Use

Subordinated Mortgages(5)                             Office/Mixed Use/               21             590,052        585,698
                                                      Residential/Hotel

Corporate Loans/Partnership Loans/                    Office/Retail/Hotel/            18             418,016        395,083
  Unsecured Notes(6)                                  Entertainment/Residential/
                                                      Mixed Use

Other Lending Investments                             Retail/Industrial/Office/       11             284,060        259,313
                                                      Mixed Use
                                                                                                                 ----------
Gross Carrying Value                                                                                             $2,398,763
Provision for Loan Losses                                                                                           (21,000)
                                                                                                                 ----------
Total, Net                                                                                                       $2,377,763
                                                                                                                 ==========

                                                    YING VALUE
                                                    F DECEMBER 31,
                                                           --------------     MATURITY      CONTRACTUAL INTEREST
                 TYPE OF INVESTMENT                               2000         DATES          PAYMENT RATES(2)
----------------------------------------------------       -   ----------   ------------   ----------------------
Senior Mortgages                                               $1,210,992   2002 to 2019   Fixed: 7.32% to 10.82%
                                                                                           Variable: LIBOR +
                                                                                           1.50% to 6.00%
Subordinated Mortgages(5)                                         493,430   2002 to 2011   Fixed: 7.00% to 15.25%
                                                                                           Variable: LIBOR +
                                                                                           2.12% to 9.45%
Corporate Loans/Partnership Loans/                                373,227   2002 to 2011   Fixed: 7.33% to 15.00%
  Unsecured Notes(6)                                                                       Variable: LIBOR +
                                                                                           5.00% to 7.50%
Other Lending Investments                                         161,534   2003 to 2013   Fixed: 6.75% to 12.50%

                                                               ----------
Gross Carrying Value                                           $2,239,183
Provision for Loan Losses                                         (14,000)
                                                               ----------
Total, Net                                                     $2,225,183
                                                               ==========


                                                                               PRINCIPAL   PARTICI-
                                                       CONTRACTUAL INTEREST    AMORTIZ-     PATION
                 TYPE OF INVESTMENT                      ACCRUAL RATES(2)        ATION     FEATURES
----------------------------------------------------  ----------------------   ---------   --------
Senior Mortgages                                      Fixed: 7.32% to 16.00%      Yes(3)      No
                                                      Variable: LIBOR +
                                                      1.50% to 6.00%
Subordinated Mortgages(5)                             Fixed: 7.32% to 17.00%      Yes(3)     Yes(4)
                                                      Variable: LIBOR +
                                                      2.78% to 9.45%
Corporate Loans/Partnership Loans/                    Fixed: 7.33% to 17.50%      Yes(3)     Yes(4)
  Unsecured Notes(6)                                  Variable: LIBOR +
                                                      5.00% to 7.50%
Other Lending Investments                             Fixed: 6.75% to 12.50%       No        Yes(4)

Gross Carrying Value
Provision for Loan Losses

Total, Net


EXPLANATORY NOTES:
----------------------------------
(1) Amounts and details are for loans outstanding as of December 31, 2001.
(2) Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on December 31, 2001 was 1.87%.
(3) The loans require fixed payments of principal and interest resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity. In addition, one of the loans permits additional annual prepayments of principal of up to $1.3 million without penalty at the borrower's option.
(4) Under some of these loans, the lender receives additional payments representing additional interest from participation in available cash flow from operations of the property and the proceeds, in excess of a base amount, arising from a sale or refinancing of the property.
(5) Includes a participation interest in a second mortgage and a subordinate interest in a private REMIC whose sole asset is a single first mortgage loan.
(6) Includes a subordinate interest in a private REMIC whose sole asset is a single first mortgage loan.

                              ISTAR FINANCIAL INC.

NOTE 5--LOANS AND OTHER LENDING INVESTMENTS (CONTINUED)

    During the 12-month periods ended December 31, 2001 and 2000, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $696.9 million and $721.2 million in loans and other lending investments, funded $99.6 million and $56.0 million under existing loan commitments, and received principal repayments of $676.0 million and $584.5 million.

    As of December 31, 2001, the Company had ten loans with unfunded commitments. The total unfunded commitment amount was approximately
$169.3 million, of which $31.8 million was discretionary (i.e., at the Company's option) and $137.5 million was non-discretionary.

    The Company's loans and other lending investments are predominantly pledged as collateral under either the iStar Asset Receivables secured notes, the secured revolving facilities or secured term loans (see Note 7).

    The Company has reflected provisions for loan losses of approximately
$7.0 million, $6.5 million and $4.8 million during the years ended December 31, 2001, 2000 and 1999, respectively. These provisions represent loan portfolio reserves based on management's evaluation of general market conditions, the Company's internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults, and the underlying collateral. No direct impairment reserves on specific loans were considered necessary.

NOTE 6--CORPORATE TENANT LEASE ASSETS

    The Company's investments in corporate tenant lease assets, at cost, were as follows (in thousands):

                                                      DECEMBER 31,   DECEMBER 31,
                                                          2001           2000
                                                      ------------   ------------
Buildings and improvements..........................   $1,504,956     $1,294,572
Land and land improvements..........................      356,830        344,490
Less: accumulated depreciation......................      (80,221)       (46,975)
                                                       ----------     ----------
                                                        1,781,565      1,592,087
                                                       ----------     ----------
Investments in unconsolidated joint ventures........       60,235         78,082
                                                       ----------     ----------
      Corporate tenant lease assets, net............   $1,841,800     $1,670,169
                                                       ==========     ==========

    The Company's CTL assets are leased to customers with initial term expiration dates from 2002 to 2023. Future operating lease payments under non-cancelable leases, excluding customer reimbursements of expenses, in effect at December 31, 2001, are approximately as follows (in thousands):

YEAR                                                            AMOUNT
----                                                          ----------
2002........................................................  $  202,004
2003........................................................     197,289
2004........................................................     179,580
2005........................................................     162,268
2006........................................................     147,107
Thereafter..................................................   1,089,920

    Under certain leases, the Company receives additional participating lease payments to the extent gross revenues of the corporate tenant exceed a base amount. The Company earned $0.4 million,

                              ISTAR FINANCIAL INC.

NOTE 6--CORPORATE TENANT LEASE ASSETS (CONTINUED)
$0.6 million and $0.5 million of such additional participating lease payments in the years ended December 31, 2001, 2000 and 1999, respectively. In addition, the Company also receives reimbursements from customers for certain facility operating expenses.

    The Company is subject to expansion option agreements with three existing customers which could require the Company to fund and to construct up to 166,000 square feet of additional adjacent space on which the Company would receive additional operating lease income under the terms of the option agreements.

    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES:  At
December 31, 2001, the Company had investments in five joint ventures:
(1) TriNet Sunnyvale Partners L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant; (2) Corporate Technology Associates LLC ("CTC I"), whose external member is Corporate Technology Centre Partners LLC; (3) Sierra Land Ventures ("Sierra"), whose external joint venture partner is Sierra-LC Land, Ltd.; (4) TriNet Milpitas Associates, LLC ("Milpitas"), whose external member is The Prudential Insurance Company of America; and (5) ACRE Simon, L.L.C. ("ACRE"), whose external partner is William E. Simon & Sons Realty Investments, L.L.C. These ventures were formed for the purpose of operating, acquiring and in certain cases, developing corporate tenant lease facilities. The Company previously had an equity investment in CTC II. The corporate tenant lease assets held in that joint venture were sold for approximately $66.0 million in September 2000. In connection with this sale, the Company's note receivable from the venture was modified to mature on December 31, 2001, on which date it was repaid in full.

    At December 31, 2001, the ventures comprised 23 net leased facilities. Additionally, 17.7 acres of land are held for sale. The Company's combined investment in these joint ventures at December 31, 2001 was $60.2 million. The joint ventures' carrying value for the 23 facilities owned at December 31, 2001 was $334.1 million. The joint ventures' carrying value of the land held for sale was $7.7 million. In the aggregate, the joint ventures had total assets of $384.6 million and total liabilities of $277.8 million as of December 31, 2001, and net income of $16.6 million for the 12 months ended December 31, 2001. The Company accounts for these investments under the equity method because the Company's joint venture partners have certain participating rights which limit the Company's control. The Company's ownership percentages, its investments in and advances to unconsolidated joint ventures, its respective income and

                              ISTAR FINANCIAL INC.

NOTE 6--CORPORATE TENANT LEASE ASSETS (CONTINUED) the Company's pro rata share of its ventures' third-party non-recourse debt as of December 31, 2001 are presented below (in thousands):

                                                             PRO RATA
                                                             SHARE OF                THIRD-PARTY DEBT
                                                 JOINT     THIRD-PARTY    ---------------------------------------
UNCONSOLIDATED JOINT   OWNERSHIP     EQUITY     VENTURE    NON-RECOURSE                           SCHEDULED
VENTURE                    %       INVESTMENT    INCOME        DEBT        INTEREST RATE        MATURITY DATE
--------------------   ---------   ----------   --------   ------------   ----------------   --------------------
Operating:
    Sunnyvale........    44.7%       $13,168     $1,179      $ 10,728      LIBOR + 1.25%       November 2004(1)
    CTC I............    50.0%        12,383      4,208        60,611      7.66% - 7.87%     Various through 2011
    Milpitas.........    50.0%        24,177      3,998        40,120          6.55%            November 2005
    ACRE Simon.......    20.0%         5,370        179         6,578      7.61% - 8.43%     Various through 2011
Development:
    Sierra...........    50.0%         5,137         54            --           N/A                  N/A
                                     -------     ------      --------
      Total..........                $60,235     $9,618      $118,037
                                     =======     ======      ========

EXPLANATORY NOTE:
------------------------------

(1) Maturity date reflects a one-year extension at the venture's option.

    Effective March 15, 2000, ACRE entered into an interest rate cap agreement which had a notional amount of $17.4 million and a LIBOR strike of 7.25%. This instrument did not qualify for hedge accounting at inception and is therefore reflected at fair value at each balance sheet date, with changes in value included in the income statement for the period. This cap expired on February 1, 2002.

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

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--DEBT OBLIGATIONS

    As of December 31, 2001 and 2000, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

                                                   CARRYING VALUE AS OF
                                    MAXIMUM     ---------------------------             STATED                   SCHEDULED
                                     AMOUNT     DECEMBER 31,   DECEMBER 31,            INTEREST                   MATURITY
                                   AVAILABLE        2001           2000                 RATES                       DATE
                                   ----------   ------------   ------------   --------------------------   ----------------------
SECURED REVOLVING CREDIT
  FACILITIES:
    Line of credit...............  $  700,000    $  312,300     $  284,371     LIBOR + 1.75% -- 2.25%         March 2005 (1)
    Line of credit...............     700,000       439,309             --     LIBOR + 1.40% -- 2.15%        January 2005 (1)
    Line of credit...............     500,000       148,937        307,978     LIBOR + 1.50% -- 1.75%         August 2003 (1)

UNSECURED REVOLVING CREDIT
  FACILITIES:
    Line of credit...............     300,000            --             --         LIBOR + 2.125%              July 2004 (2)
    Line of credit...............         N/A           N/A        173,450          LIBOR + 1.55%              May 2002 (2)
    Line of credit...............         N/A           N/A             --          LIBOR + 2.25%            January 2003 (2)
                                   ----------    ----------     ----------
    Total revolving credit         $2,200,000       900,546        765,799
      facilities.................
                                   ==========
SECURED TERM LOANS:
    Secured by corporate tenant lease               193,000             --          LIBOR + 1.85%              July 2006 (3)
      assets.................................
    Secured by corporate tenant lease               147,520        150,678              7.44%                   March 2009
      assets.................................
    Secured by corporate lending                     60,000         60,000          LIBOR + 2.50%              June 2004 (4)
      investments............................
    Secured by corporate tenant lease                55,819         60,471         6.00% - 11.38%          Various through 2011
      assets.................................
    Secured by corporate lending                     50,000             --          LIBOR + 2.50%              July 2006 (4)
      investments............................
    Secured by corporate tenant lease                    --         77,860          LIBOR + 1.38%                June 2001
      assets.................................
                                                 ----------     ----------
    Total term loans.........................       506,339        349,009
    Plus: debt premium.......................           274             51
                                                 ----------     ----------
    Total secured term loans.................       506,613        349,060

ISTAR ASSET RECEIVABLES SECURED
  NOTES:
    Class A..................................        81,152        207,114          LIBOR + 0.30%             August 2003 (5)
    Class B..................................        94,055         94,055          LIBOR + 0.50%            October 2003 (5)
    Class C..................................       105,813        105,813          LIBOR + 1.00%            January 2004 (5)
    Class D..................................        52,906         52,906          LIBOR + 1.45%              June 2004 (5)
    Class E..................................       123,447        123,447          LIBOR + 2.75%            January 2005 (5)
    Class F..................................         5,000          5,000          LIBOR + 3.15%            January 2005 (5)
                                                 ----------     ----------
    Total iStar Asset Receivables secured           462,373        588,335
      notes..................................

UNSECURED NOTES:
    6.75% Dealer Remarketable Securities            125,000        125,000              6.75%                   March 2013
      (6)(7).................................
    7.30% Notes (6)..........................            --        100,000              7.30%                    May 2001
    7.70% Notes (6)..........................       100,000        100,000              7.70%                    July 2017
    7.95% Notes (6)..........................        50,000         50,000              7.95%                    May 2006
    8.75% Notes..............................       350,000             --              8.75%                   August 2008
                                                 ----------     ----------
    Total unsecured notes........                   625,000        375,000
    Less: debt discount (8)......                   (15,698)       (18,490)
                                                 ----------     ----------
    Total unsecured notes........                   609,302        356,510

OTHER DEBT OBLIGATIONS...........                    16,535         72,263             Various                    Various
                                                 ----------     ----------

TOTAL DEBT OBLIGATIONS...........                $2,495,369     $2,131,967
                                                 ==========     ==========

EXPLANATORY NOTES:
------------------------------
(1) Maturity date reflects a one-year "term-out" extension at the Company's option.

(2) On July 27, 2001, the Company replaced both unsecured facilities with a new $300.0 million unsecured revolving credit facility bearing interest at LIBOR + 2.125%. The new facility has an initial maturity of July 2003 with a one-year extension at the Company's option and another one-year extension at the lenders' option.

(3) Maturity date reflects two one-year extensions at the Company's option.

(4) Maturity date reflects a one-year extension at the Company's option.

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

(7) Subject to mandatory tender on March 1, 2003, to either the dealer or the Leasing Subsidiary. The initial coupon of 6.75% applies to the first five-year term through the mandatory tender date. If tendered to the dealer, the notes must be remarketed. The rates reset to then-prevailing market rates upon remarketing.

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

    On May 17, 2000, the Company closed the inaugural offering under its proprietary matched funding program, STARs, Series 2000-1. In the initial transaction, a wholly-owned subsidiary of the Company issued $896.5 million of investment grade bonds secured by the subsidiary's assets, which had an aggregate outstanding principal balance of approximately $1.2 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. For accounting purposes, this transaction was treated as a secured financing.

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

    On June 14, 2001, the Company closed $193.0 million of term loan financing secured by 15 corporate tenant lease assets. The variable-rate loan bears interest at LIBOR plus 1.85% (not to exceed 10.00%) and has two one-year extensions at the Company's option. The Company used these proceeds to repay a $77.8 million secured term loan maturing in June 2001 and to pay down a portion of its revolving credit facilities. In addition, the Company extended the final maturity of its $500.0 million secured revolving credit facility to August 12, 2003.

    On July 6, 2001, the Leasing Subsidiary financed a $75.0 million structured finance asset with a $50.0 million term loan bearing interest at LIBOR + 2.50%. The loan has a maturity of July 2006, including a one-year extension at the Leasing Subsidiary's option.

    On July 27, 2001, the Company completed a $300.0 million unsecured revolving credit facility with a group of leading financial institutions. The new facility has an initial maturity of July 2003, with a one-year extension at the Company's option and another one-year extension at the lenders' option. The new facility replaces two prior credit facilities maturing in 2002 and 2003, and bears interest at LIBOR + 2.125%.

    On August 9, 2001, the Company issued $350.0 million of 8.75% senior notes due in 2008. The notes are unsecured senior obligations of the Company. The Company used the net proceeds to repay outstanding borrowings under its secured credit facilities.

    During the years ended December 31, 2001 and 2000, the Company incurred an extraordinary loss of approximately $1.6 million and $0.7 million, respectively, as a result of the early retirement of certain debt obligations of its Leasing Subsidiary.

                              ISTAR FINANCIAL INC.

NOTE 7--DEBT OBLIGATIONS (CONTINUED)
    As of December 31, 2001, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2002........................................................  $   29,207
2003........................................................     324,144
2004........................................................     218,719
2005........................................................     883,563
2006........................................................     293,000
Thereafter..................................................     762,160
                                                              ----------
Total principal maturities..................................   2,510,793
Net unamortized debt discounts..............................     (15,424)
                                                              ----------
Total debt obligations......................................  $2,495,369
                                                              ==========

EXPLANATORY NOTE:
------------------------------

(1) Assumes exercise of extensions to the extent such extensions are at the Company's option.

NOTE 8--SHAREHOLDERS' EQUITY

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

    On December 15, 1998, the Company issued warrants to acquire 6.1 million common shares of Common Stock, as adjusted for dilution, at $34.35 per share. The warrants are exercisable on or after December 15, 1999 at a price of $34.35 per share and expire on December 15, 2005.

    STOCK REPURCHASE PROGRAM--The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of both December 31, 2001 and 2000, the Company had repurchased approximately 2.3 million shares at an aggregate cost of approximately
$40.7 million.

    DRIP PROGRAM--The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to a 3.0% from

                              ISTAR FINANCIAL INC.

NOTE 8--SHAREHOLDERS' EQUITY (CONTINUED) the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. In 2001, the Company issued a total of 195,078 shares of its Common Stock through the direct stock purchase component of the plan for net proceeds of approximately $4.7 million. Approximately $3.9 million of these proceeds were received in January 2002.

NOTE 9--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

    RISK MANAGEMENT--In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's lending investments that results from a property's, borrower's or corporate tenant's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of loans due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying loans and the valuation of corporate tenant lease facilities held by the Company.

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

    Since January 1, 1999, the Company has entered into the following cash flow hedges that have expired or been settled prior to December 31, 2001 (in thousands):

                                                 STRIKE
TYPE OF                              NOTIONAL   PRICE OR      TRADE     MATURITY
HEDGE                                 AMOUNT    SWAP RATE     DATE        DATE
-------                              --------   ---------   ---------   ---------
LIBOR Cap..........................  $300,000     9.000%      3/16/98     3/16/01
Pay-Fixed Swap.....................    92,000     5.714%      8/10/98      3/1/01
LIBOR Cap..........................    75,000     7.500%      7/16/98     6/19/01
LIBOR Cap..........................    40,430     7.500%      4/30/98      1/1/01
LIBOR Cap..........................    38,336     7.500%      4/30/98      6/1/01

                              ISTAR FINANCIAL INC.

NOTE 9--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS (CONTINUED)
    Since January 1, 1999, the Company has entered into the following cash flow hedges that are outstanding as of December 31, 2001. The net value (liability) associated with these hedges is reflected on the Company's balance sheet (in thousands).

                                   STRIKE                                 ESTIMATED
TYPE OF                NOTIONAL   PRICE OR      TRADE     MATURITY        VALUE AT
HEDGE                   AMOUNT    SWAP RATE     DATE        DATE      DECEMBER 31, 2001
-------                --------   ---------   ---------   ---------   -----------------
Pay-Fixed Swap.......  $125,000     7.058%      6/15/00     6/25/03       $ (7,878)
Pay-Fixed Swap.......   125,000     7.055%      6/15/00     6/25/03         (7,873)
Pay-Fixed Swap.......    75,000     5.580%      11/4/99(1)   12/1/04        (3,732)
LIBOR Cap............    75,000     7.750%      11/4/99(1)   12/1/04           388
LIBOR Cap............    35,000     7.750%      11/4/99(1)   12/1/04           170
                                                                          --------
Total Estimated Asset (Liability) Value............................       $(18,925)
                                                                          ========

EXPLANATORY NOTE:
------------------------
(1) Acquired in connection with the TriNet Acquisition (see Note 4).

    In connection with the STARs, Series 2000-1 in May 2000, the Company entered into a LIBOR interest rate cap struck at 10.00% in the notional amount of $312.0 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not change the Company's net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the terms of these arrangements are substantially the same, the effects of a revaluation of these two instruments substantially offset one another.

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

    CREDIT RISK CONCENTRATIONS--Concentrations of credit risks arise when a number of borrowers or customers related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors various segments of its portfolio to assess potential

                              ISTAR FINANCIAL INC.

NOTE 9--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS (CONTINUED) concentrations of credit risks. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

    Substantially all of the Company's corporate tenant lease assets (including those held by joint ventures) and loans and other lending investments, are collateralized by facilities located in the United States, with significant concentrations (i.e., greater than 10.0%) as of December 31, 2001 in California (23.5%), Texas (15.1%) and New York (10.9%). As of December 31, 2001, the
Company's investments also contain significant concentrations in the following asset types: office (47.7%), hotel lending (12.5%) and industrial (10.6%).

    The Company underwrites the credit of prospective borrowers and customers and often requires them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company's loans and other lending investments and corporate customer lease assets are geographically diverse and the borrowers and customers operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or customer, the inability of that borrower or customer to make its payment could have an adverse effect on the Company. As of December 31, 2001, the Company's five largest borrowers or corporate tenants collectively accounted for approximately 16.7% of the Company's aggregate annualized interest and operating lease revenue.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS

    The Company's 1996 Long-Term Incentive Plan (the "Plan") is designed to provide incentive compensation for officers, other key employees and directors of the Company. The Plan provides for awards of stock options and shares of restricted stock and other performance awards. The maximum number of shares of Common Stock available for awards under the Plan is 9.0% of the outstanding shares of Common Stock, calculated on a fully diluted basis, from time to time; provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 5.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan, other than automatic awards to non-employee directors, are at the discretion of the Board or a committee of the Board. At December 31, 2001, a total of approximately
7.9 million shares of Common Stock were available for awards under the Plan, of which options to purchase approximately 5.3 million shares of Common Stock were outstanding and approximately 637,000 shares of restricted stock were outstanding.

    Concurrently with the Recapitalization Transactions, the Company issued approximately 2.5 million (as adjusted) fully vested and immediately exercisable options to purchase shares of Common Stock at $14.72 per share (as adjusted) to the Former Advisor with a term of ten years. The Former Advisor granted a portion of these options to its employees and the remainder were allocated to an affiliate. Upon consummation of the Advisor Transaction, these individuals became employees of the Company. In general, the grants to these employees provided for scheduled vesting over a predefined service period of three to five years and, under certain conditions, provide for accelerated vesting. These options expire on March 15, 2008.

    In connection with the TriNet Acquisition, outstanding options to purchase TriNet stock under TriNet's stock option plans were converted into options to purchase shares of Common Stock on substantially the same terms, except that both the exercise price and number of shares issuable upon exercise of the TriNet options were adjusted to give effect to the merger exchange ratio of 1.15 shares of Common Stock for each share of TriNet common stock. In addition, options held by the former directors of TriNet and certain executive officers became fully vested as a result of the transaction. These options

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED) were converted into options to purchase shares of Common Stock on substantially the same terms, as adjusted for the merger exchange ratios.

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

    Changes in options outstanding during each of fiscal 1999, 2000 and 2001 are as follows:

                                                              NUMBER OF SHARES
                                                   --------------------------------------   AVERAGE
                                                                NON-EMPLOYEE                 STRIKE
                                                   EMPLOYEES     DIRECTORS       OTHER       PRICE
                                                   ----------   ------------   ----------   --------
OPTIONS OUTSTANDING, DECEMBER 31, 1998...........          --       9,996       2,384,476    $15.00
  Granted in 1999................................          --       4,998              --    $57.50
  Exercised in 1999..............................          --          --         (68,233)   $15.00
  Forfeited in 1999..............................     (23,690)         --          (4,166)   $24.94
  Assumed in TriNet Acquisition..................   1,321,322     131,100              --    $25.62
  Reclassification for Advisor Transaction(1)....   1,447,083          --      (1,447,083)   $15.00
  Adjustment for dilution........................      33,537         285          16,169    $14.72
                                                   ----------     -------      ----------
OPTIONS OUTSTANDING, DECEMBER 31, 1999...........   2,778,252     146,379         881,163    $19.03
  Granted in 2000................................   1,852,059      80,000          80,000    $17.34
  Exercised in 2000..............................    (412,734)         --              --    $15.67
  Forfeited in 2000..............................    (682,005)         --              --    $25.47
                                                   ----------     -------      ----------
OPTIONS OUTSTANDING, DECEMBER 31, 2000...........   3,535,572     226,379         961,163    $18.97
  Granted in 2001................................   1,618,400      90,000         100,000    $20.31
  Exercised in 2001..............................  (1,262,811)    (20,000)        (25,000)   $16.48
  Forfeited in 2001..............................    (107,939)         --              --    $27.27
                                                   ----------     -------      ----------
OPTIONS OUTSTANDING, DECEMBER 31, 2001...........   3,783,222     296,379       1,036,163    $18.98
                                                   ==========     =======      ==========

EXPLANATORY NOTE:
------------------------
(1) Represents the reclassification of stock options originally granted to the Former Advisor and regranted to its employees who became employees of the Company upon consummation of the Advisor Transaction (see Note 4).

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED) The following table summarizes information concerning outstanding and exercisable options as of December 31, 2001:

                                     OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                             ------------------------------------   ----------------------
                                            WEIGHTED
                                             AVERAGE     WEIGHTED                 WEIGHTED
                                            REMAINING    AVERAGE                  AVERAGE
                               OPTIONS     CONTRACTUAL   EXERCISE    CURRENTLY    EXERCISE
EXERCISE PRICE RANGE         OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
--------------------         -----------   -----------   --------   -----------   --------
$14.72--$15.00(1)             1,201,154        5.27       $14.73       993,314     $14.72
$16.69--$16.88                  862,189        8.03       $16.86       127,870     $16.88
$17.38--$17.56                  537,500        8.22       $17.39       170,835     $17.38
$19.50--$19.69                1,691,350        9.07       $19.69         2,083     $19.54
$20.33--$21.44                  255,750        5.93       $20.99       148,118     $21.04
$22.44                           20,000        8.75       $22.44         6,667     $22.44
$23.32--$23.64                   67,964        2.38       $23.57        48,651     $23.54
$24.13--$24.90                  217,500        6.10       $24.53       216,500     $24.53
$25.10--$26.09                   21,700        4.64       $26.04        20,700     $26.09
$26.30--$26.97                   91,700        2.58       $26.73        89,700     $26.72
$27.00                           25,000        9.48       $27.00            --     $   --
$28.26--$28.54                   41,238        1.91       $28.37        41,238     $28.37
$30.33                           67,275        1.40       $30.33        57,217     $30.33
$33.15--$33.70                   10,350        0.97       $33.39        10,350     $33.39
$55.39                            5,094        7.42       $55.39         3,396     $55.39
                              ---------       -----       ------     ---------     ------
                              5,115,764        7.23       $18.60     1,936,639     $18.53
                              =========       =====       ======     =========     ======

EXPLANATORY NOTE:
------------------------------

(1) Includes approximately 764,000 options which were granted, on a fully exercisable basis, in connection with the Recapitalization Transactions, and which are now held by a privately-owned affiliate of Starwood Capital Group. Beneficial interests in these options were subsequently regranted by that affiliate to employees of Starwood Capital Group and its affiliates, subject to vesting requirements. In the event that these employees forfeit such options, they revert to the affiliate of Starwood Capital Group, which may regrant them at its discretion. As of December 31, 2001, approximately 520,000 of these options are currently exercisable by the beneficial owners.

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

    In connection with the original grant of options in March 1998 to its external advisor, the Company utilized the option value method as required by SFAS No. 123. An independent financial advisory firm estimated the value of these options at date of grant to be approximately $2.40 per share using a Black-Scholes valuation model. In the absence of comparable historical market information for the Company, the advisory firm utilized assumptions consistent with activity of a comparable peer group of companies, including an estimated option life of five years, a 27.5% volatility rate and an estimated annual dividend

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED) rate of 8.5%. The resulting charge to earnings was calculated as the number of options allocated to the Advisor multiplied by the estimated value at consummation. A charge of approximately $6.0 million was reflected in the Company's first quarter 1998 financial results for this original grant.

    Had the Company's compensation costs been determined using the fair value method of accounting for stock options issued under the Plan to employees and directors prescribed by SFAS No. 123, the Company's net income for the fiscal years ended December 31, 2001, 2000 and 1999 would have been reduced on a pro forma basis by approximately $705,000, $275,000 and $141,000 respectively. This would not have significantly impacted earnings per share.

    The fair value of each significant option grant is estimated on the date of grant (January 2, 2001 for the 2001 options) using the Black-Scholes model. For the above SFAS No.123 calculation, the following assumptions were used for the Company's fair value calculations of stock options:

                                                              2001          2000          1999
                                                            --------      --------      --------
        Expected life (in years)......................            5             5             5
        Risk-free interest rate.......................        4.96%         5.30%         5.91%
        Volatility....................................       20.83%        26.80%        33.63%
        Dividend yield................................       12.00%        13.50%        11.85%

    Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

    During the year ended December 31, 2001, the Company granted 94,859 restricted shares to employees in lieu of cash bonuses for the year ended December 31, 2000 at the employees' election. These restricted shares were immediately vested on the date of grant and are not transferable for a period of one year following vesting.

    During the year ended December 31, 2001, the Company entered into a new three-year employment agreement with its chief executive officer. Under the agreement, the Chief Executive Officer receives an annual base salary of $1.0 milion. He may also receive a bonus, which is targeted to be an amount equal to his base salary, if the Company achieves certain performance targets set by the Compensation Committee in consultation with the Chief Executive Officer. The bonus award may be increased or reduced from the target depending upon the degree to which the performance goals are exceeded or are not met. The bonus amount may not exceed 200% of his base salary. The bonus was $800,000 in 2001. The bonus is reduced by the amount of any dividends paid to the Chief Executive Officer in respect of phantom shares (described below) which are awarded to him and have vested. The Chief Executive Officer received approximately $643,000 in such dividends in 2001. As part of this agreement, the Company confirmed a prior grant of 750,000 stock options made to the executive on March 2, 2001 with an exercise price of $19.69, which represented the market price at the date of the original contingent grant. However, because the grant required further approval by the compensation committee and the Board of Directors, no measurement date occurred for accounting purposes until such approvals were made, at which point the market price of the Company's Common Stock was $24.90. Accordingly, an aggregate charge of approximately $3.9 million will be recognized with respect to these options over the terms of this agreement. The options will vest in equal installments of 250,000 shares in each January beginning with January 2002.

    The Company also granted the executive 2.0 million unvested phantom shares, each of which represents one share of the Company's Common Stock. These shares will vest in installments of 350,000 shares, 650,000 shares, 600,000 shares and 400,000 shares on a contingent basis if the 60-day average closing price of the Company's Common Stock achieves thresholds of $25.00, $30.00, $34.00 and $37.00,

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED) respectively. As of December 31, 2001, the $25.00 threshold has been attained and 350,000 of these shares have contingently vested. Shares that have contingently vested generally will not become fully vested until the end of the three-year term of the agreement, except upon certain termination or change of control events. Further, if the stock price drops below certain specified levels for the 60-day average before such date, they would also not fully vest and be forfeited. The executive will receive dividends on shares that have contingently or fully vested and have not been forfeited under the terms of the agreement, if and when the Company declares and pays dividends on its Common Stock. Because no shares have been issued, dividends received on these phantom shares, if any, will be reflected as compensation expense by the Company. For accounting purposes, this arrangement will be treated as a contingent, variable plan and no compensation will be recognized until the shares, in whole or in part, become irrevocably vested, where upon the Company will reflect a charge equal to the then fair value of the phantom shares irrevocably vested.

    In addition, the Company entered into a three-year employment agreement, subject to a one-year extension option, with an executive in connection with his appointment as President of the Company. Under the agreement, in lieu of salary and bonus, the Company granted the executive 500,000 unvested restricted shares. The vesting of the shares is a function of the total return realized by the Company's common shareholders, as measured by cumulative dividends paid on the Company's Common Stock from and after January 1, 2001 and the market price of the Company's Common Stock. If the total shareholder return as of a measurement date contemplated by the agreement is between 0% and 29.99%, then between zero and 150,000 restricted shares are subject to contingent vesting using straight-line interpolation. If the total return is between 30.00% and 60.00%, then the balance of the shares are subject to contingent vesting using straight-line interpolation. Contingently vested shares will become fully vested shares (no longer subject to forfeiture) if the executive remains employed through the term of the agreement, or earlier if there is a change of control event, a termination without cause, a termination with good reason or an event of death or disability. In addition, the entire 500,000 share grant will automatically become fully vested on September 30, 2002 if the target shareholder total return of 60.00% is achieved for 60 consecutive calendar days on or prior to September 30, 2002. None of the shares will vest (regardless of the total rate of return to shareholders) if the executive voluntarily terminates his employment without good reason before September 30, 2002.

    If the executive voluntarily resigns without good reason after September 30, 2002, then some or all of his restricted shares will become fully vested on such date, depending upon the level of total shareholder returns that have been achieved at that date. Until shares under the agreement are otherwise vested or forfeited, the executive will receive dividends on the share grant during the term of the agreement if and when the Company declares and pays dividends on its Common Stock. For financial statement purposes, such dividends were accounted for in a manner consistent with the the Company's normal Common Stock dividends as a reduction to retained earnings. None of these restricted shares were vested at December 31, 2001. For accounting purposes, this arrangement will be treated as a contingent, variable plan and no compensation will be recognized until the shares, in whole or in part, become irrevocably vested, whereupon the Company will reflect a charge equal to the then fair value of the restricted shares vested.

    SOFIV Management, L.L.C. and Starwood Capital Group I, L.P., each a beneficial owner of the Company's Common Stock, and the Company's Chief Executive Officer entered into an agreement with the Company whereby they agreed to reimburse the Company, through the delivery of cash or shares, 87.5% of the value of any shares granted to the President pursuant to his employment agreement in excess

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED) of 350,000 shares, less the value of any tax benefits realized by the Company or its shareholders on account of compensation expense deductions.

    During the year ended December 31, 2000, the Company granted 143,646 restricted shares to employees. Of this total, 74,996 restricted shares were granted in lieu of cash bonuses at the employees' election, were immediately vested on the date of grant, and were not transferable for a period of one year following vesting. An additional 68,650 of such restricted shares vest over periods ranging from one to three years following the date of grant and are transferable upon vesting. For accounting purposes, the Company measures compensation costs for these shares as of the date of the grant and is charging such amount to earnings at the grant date if no vesting period existed or ratably over the respective vesting period.

    On July 28, 2000, the Company granted to its employees profits interests in a wholly-owned subsidiary of the Company called iStar Venture Direct Holdings, LLC. iStar Venture Direct Holdings, LLC has a net investment of $1.4 million in the preferred stock of three real estate-related technology companies. The profits interests have three-year vesting schedules, and are subject to forfeiture in the event of termination of employment for cause or a voluntary resignation.

    Effective November 4, 1999, the Company implemented a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401 (k) Plan following completion of six months of continuous service with the Company. Each participant may contribute on a pretax basis between 2% and 15% of such participant's compensation. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50% of the first 10% of the participant's annual contribution. The Company made gross contributions of approximately $319,000 and $320,000 to the 401(k) Plan for the years ended December 31, 2001 and 2000, respectively.

                              ISTAR FINANCIAL INC.

NOTE 11--EARNINGS PER SHARE

    The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the years ended December 31, 2001, 2000 and 1999, respectively (in thousands, except per share data):

                                                                2001       2000       1999
                                                              --------   --------   --------
Numerator:
  Net income before extraordinary loss, cumulative effect of change in accounting principle and allocation to the
    former class B shares...................................  $231,814   $218,291   $ 38,886
  Preferred dividend requirements...........................   (36,908)   (36,908)   (23,843)
                                                              --------   --------   --------
  Net income allocable to common shareholders before
    extraordinary loss, cumulative effect of change in
    accounting principle and allocation to the former
    class B shares..........................................   194,906    181,383     15,043
  Extraordinary loss on early extinguishment of debt........    (1,620)      (705)        --
  Cumulative effect of change in accounting principle.......      (282)        --         --
  Net income allocable to the former class B shares.........        --         --       (826)
                                                              --------   --------   --------
  Net income allocable to common shareholders...............   193,004    180,678     14,217
                                                              ========   ========   ========
Denominator:
  Weighted average common shares outstanding for basic
    earnings per common share...............................    86,349     85,441     57,749
  Add: effect of assumed shares issued under treasury stock
    method for stock options and restricted shares..........     1,680        710      1,500
  Add: effect of contingent shares..........................       205         --         --
  Add: effects of conversion of the former class B shares
    (49-for-one)............................................        --         --        450
  Add: effects of assumed warrants exercised under treasury
    stock method for stock options..........................        --         --        694
                                                              --------   --------   --------
  Weighted average common shares outstanding for diluted
    earnings per common share...............................    88,234     86,151     60,393
                                                              ========   ========   ========
Basic earnings per common share:
  Net income allocable to common shareholders before
    extraordinary loss and cumulative effect of change in
    accounting principle....................................  $   2.26   $   2.12   $   0.25
  Extraordinary loss on early extinguishment of debt........     (0.02)     (0.01)        --
  Cumulative effect of change in accounting principle.......     (0.00)        --         --
                                                              --------   --------   --------
  Net income allocable to common shareholders...............  $   2.24   $   2.11   $   0.25
                                                              ========   ========   ========
Diluted earnings per common share:
  Net income allocable to common shareholders before
    extraordinary loss and cumulative effect of change in
    accounting principle....................................  $   2.21   $   2.11   $   0.25
  Extraordinary loss on early extinguishment of debt........     (0.02)     (0.01)        --
  Cumulative effect of change in accounting principle.......     (0.00)        --         --
                                                              --------   --------   --------
  Net income allocable to common shareholders...............  $   2.19   $   2.10   $   0.25
                                                              ========   ========   ========

                              ISTAR FINANCIAL INC.

NOTE 11--EARNINGS PER SHARE (CONTINUED)
    Prior to November 4, 1999, Basic EPS was computed based on the income allocable to class A shares (net income reduced by accrued dividends on preferred shares and by 1% allocated to the former class B shares), divided by the weighted average number of class A shares outstanding during the period. Diluted EPS was based on the net earnings allocable to class A shares plus dividends on the former class B shares which were convertible into class A shares, divided by the weighted average number of class A shares and dilutive potential class A shares that were outstanding during the period. Dilutive potential class A shares included the former class B shares, which were convertible into class A shares at a rate of 49 former class B shares for one class A share, and potentially dilutive options to purchase class A shares issued to the Former Advisor and the Company's directors and warrants to acquire class A shares.

    As more fully described in Note 4, in the Incorporation Merger, the class A shares and the former class B shares were converted into shares of Common Stock and, as a result, the Company no longer has multiple classes of common shares.

NOTE 12--COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective January 1, 1998. Total comprehensive income was $214.8 million, $217.8 million and $38.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. The primary component of comprehensive income other than net income was the adoption and continued application of SFAS No. 133.

    For the year ended December 31, 2001, the change in fair market value of the Company's interest rate swaps was $(11.3) million and was recorded as a reduction to other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands):

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
Net income..................................................  $229,912    $217,586     $38,886
Other comprehensive income (loss):
  Unrealized gains (losses) on available-for-sale
    investments for the period..............................     5,709         209        (206)
  Cumulative effect of change in accounting principle (SFAS
    No. 133) on other comprehensive income..................    (9,445)         --          --
  Unrealized gains (losses) on cash flow hedges.............   (11,336)         --          --
                                                              --------    --------     -------
Comprehensive income........................................  $214,840    $217,795     $38,680
                                                              ========    ========     =======

                              ISTAR FINANCIAL INC.

NOTE 12--COMPREHENSIVE INCOME (CONTINUED)
    As of December 31, 2001 and 2000, accumulated other comprehensive income reflected in the Company's equity on the balance sheet is comprised of the following (in thousands):

                                                                     AS OF
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Unrealized gains (losses) on available-for-sale
  investments...............................................  $  5,689     $(20)
Unrealized gains (losses) on cash flow hedges...............   (20,781)      --
                                                              --------     ----
Accumulated other comprehensive income......................  $(15,092)    $(20)
                                                              ========     ====

NOTE 13--DIVIDENDS

    In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income and must distribute 100% of its taxable income to avoid paying corporate federal income taxes. The Company anticipates it will distribute all of its taxable income to its shareholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses, in certain circumstances, the Company may be required to borrow to make sufficient dividend payments to meet this anticipated dividend threshold.

    For the year ended December 31, 2001, total dividends declared by the Company aggregated $213.1 million, or $2.45 per common share, consisting of quarterly dividends of $0.6125 per share which were declared on April 2, 2001, July 2, 2001, October 1, 2001 and December 3, 2001. The dividend attributable to the fourth quarter 2000 was $51.4 million, or $0.60 per share of Common Stock, and was paid on January 12, 2001. The Company also declared dividends aggregating $20.9 million, $4.7 million, $3.0 million and $8.0 million, respectively, on its Series A, B, C and D preferred stock, respectively, for the year ended December 31, 2001. There are no divided arrearages on any of the preferred shares currently outstanding.

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

    Holders of shares of the Series C preferred stock are entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential

                              ISTAR FINANCIAL INC.

NOTE 13--DIVIDENDS (CONTINUED)
cash dividends at the rate of 9.20% per annum of the $25.00 liquidation preference, equivalent to a fixed annual rate of $2.30 per share. The remaining terms relating to dividends of the Series C preferred stock are substantially identical to the terms of the Series B preferred stock described above.

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

NOTE 14--FAIR VALUES OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires the disclosure of the estimated fair values of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. Because no quoted market prices exist for a significant part of the Company's financial instruments, the fair values of such instruments have been derived based on management's assumptions, the amount and timing of future cash flows and estimated discount rates. The estimation methods for individual classifications of financial instruments are described more fully below. Different assumptions could significantly affect these estimates. Accordingly, the net realizable values could be materially different from the estimates presented below. The provisions of SFAS No. 107 do not require the disclosure of the fair value of non-financial instruments, including intangible assets or the Company's corporate tenant lease assets.

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

                              ISTAR FINANCIAL INC.

NOTE 14--FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
    OTHER FINANCIAL INSTRUMENTS--The carrying value of other financial instruments including, restricted cash, accrued interest receivable, accounts payable, accrued expenses and other liabilities approximate the fair values of the instruments.

    DEBT OBLIGATIONS--A substantial portion of the Company's existing debt obligations bear interest at fixed margins over LIBOR. Such margins may be higher or lower than those at which the Company could currently replace the related financing arrangements. Other obligations of the Company bear interest at fixed rates, which may differ from prevailing market interest rates. As a result, the fair values of the Company's debt obligations were estimated by discounting current debt balances from December 31, 2001 and 2000 to maturity using estimated current market rates at which the Company could enter into similar financing arrangements.

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

    The book and fair values of financial instruments as of December 31, 2001 and 2000 were (in thousands):

                                                         2001                      2000
                                                -----------------------   -----------------------
                                                   BOOK         FAIR         BOOK         FAIR
                                                  VALUE        VALUE        VALUE        VALUE
                                                ----------   ----------   ----------   ----------
FINANCIAL ASSETS:
  Loans and other lending investments.........  $2,398,763   $2,508,119   $2,239,183   $2,333,112
  Marketable securities.......................         285          285           41           41
  Allowance for credit losses.................     (21,000)     (21,000)     (14,000)     (14,000)
FINANCIAL LIABILITIES:
  Debt obligations............................   2,495,369    2,506,046    2,131,967    2,135,574
  Interest rate protection agreements.........       1,521      (18,925)       2,495       (7,261)

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

                              ISTAR FINANCIAL INC.

NOTE 15--SEGMENT REPORTING (CONTINUED)
    The Company evaluates performance based on the following financial measures for each segment:

                                                                CORPORATE
                                                 REAL ESTATE     TENANT      CORPORATE/    COMPANY
                                                   LENDING     LEASING (1)   OTHER (2)      TOTAL
                                                 -----------   -----------   ----------   ----------
                                                                   (IN THOUSANDS)
2001:
Total revenues(3):.............................  $  282,802    $  204,001    $  (2,627)   $  484,176
Total operating and interest expense(4):.......     121,053       104,510       27,726       253,289
Net operating income before minority
  interests(5):................................     161,749        99,491      (30,353)      230,887
Total long-lived assets(6):....................   2,377,763     1,841,800          N/A     4,219,563
Total assets:..................................   2,377,763     1,841,800      158,997     4,378,560

2000:
Total revenues(3):.............................  $  279,680    $  191,821    $     321    $  471,822
Total operating and interest expense(4):.......     115,906       111,808       28,570       256,284
Net operating income before minority
  interests(5):................................     163,774        80,013      (28,249)      215,538
Total long-lived assets(6):....................   2,225,183     1,670,169          N/A     3,895,352
Total assets:..................................   2,225,183     1,670,169      139,423     4,034,775

1999:
Total revenues(3):.............................  $  209,848    $   42,186    $  12,763    $  264,797
Total operating and interest expense(4):.......      70,778        36,749      118,343       225,870
Net operating income before minority
  interests(5):................................     139,070         5,437     (105,580)       38,927
Total long-lived assets(6):....................   2,003,506     1,714,284          N/A     3,717,790
Total assets:..................................   2,003,506     1,714,284       95,762     3,813,552

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

(4) Total operating and interest expense represents provision for loan losses for the Real Estate Lending business and operating costs on corporate tenant lease assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. General and administrative expense, advisory fees (prior to November 4, 1999) and stock-based compensation expense is included in Corporate and Other for all periods. Depreciation and amortization of $35,642, $34,514 and $10,340 in 2001, 2000 and 1999, respectively, are included in the amounts presented above.

(5) Net operating income before minority interests represents net operating income before minority interest, gain on sale of corporate tenant lease assets and extraordinary loss as defined in note (3) above, less total operating and interest expense, as defined in note (4) above.

(6) Total long-lived assets is comprised of Loans and Other Lending Investments, net and Corporate Tenant Lease Assets, net, for each respective segment.

                              ISTAR FINANCIAL INC.

NOTE 16--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   The following table sets forth the selected quarterly financial data for the Company (in thousands, except per share amounts).

                                                                     QUARTER ENDED
                                                  ---------------------------------------------------
                                                  DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                  ------------   -------------   --------   ---------
2001:
Revenue.........................................    $119,902       $120,830      $120,825   $122,619
Net income......................................      58,755         57,553        58,960     54,644
Net income allocable to common shares...........      49,528         48,326        49,733     45,417
Net income per common share--basic..............    $   0.57       $   0.56      $   0.58   $   0.53
Weighted average common shares
  outstanding--basic............................      86,969         86,470        86,081     85,833

2000:
Revenue.........................................    $122,337       $120,683      $117,914   $110,888
Net income......................................      56,177         55,591        53,829     51,989
Net income allocable to common shares...........      46,950         46,364        44,602     42,762
Net income per common share--basic..............    $   0.55       $   0.54      $   0.52   $   0.50
Weighted average common shares
  outstanding--basic............................      85,731         85,662        85,281     85,087

                              ISTAR FINANCIAL INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (IN THOUSANDS)

                                                                      ADDITIONS
                                            --------------------------------------------------------------
                                            BALANCE AT   CHARGED TO   CHARGES TO                BALANCE AT
                                            BEGINNING    COSTS AND      OTHER                      END
DESCRIPTION                                 OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
-----------                                 ----------   ----------   ----------   ----------   ----------
FOR THE YEAR ENDED DECEMBER 31, 1999
  Provision for loan losses (1)...........    $ 2,750      $4,750     $      --    $      --      $ 7,500
FOR THE YEAR ENDED DECEMBER 31, 2000
  Provision for loan losses (1)...........    $ 7,500      $6,500     $      --    $      --      $14,000
FOR THE YEAR ENDED DECEMBER 31, 2001
  Provision for loan losses (1)...........    $14,000      $7,000     $      --    $      --      $21,000

EXPLANATORY NOTE:
------------------------------

(1) See Note 5 to the Company's Consolidated Financial Statements.

                              ISTAR FINANCIAL INC.
    SCHEDULE III--CORPORATE TENANT LEASE ASSETS AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                            INITIAL COST TO COMPANY        COST
                                                            ------------------------    CAPITALIZED
                                                                        BUILDING AND   SUBSEQUENT TO
LOCATION                           STATE     ENCUMBRANCES     LAND      IMPROVEMENTS    ACQUISITION
--------                          --------   ------------   ---------   ------------   -------------
OFFICE FACILITIES:
Tempe...........................   AZ          $  3,534     $    701     $    4,339        $   --
Tempe...........................   AZ                --        1,033          6,652            --
Tempe...........................   AZ                --        1,033          6,652            --
Tempe...........................   AZ                --        1,033          6,652            --
Tempe...........................   AZ                --        1,512          9,731            --
Commerce........................   CA                --        3,454         12,915            --
Redondo Beach...................   CA             8,331        2,598          9,212            --
Fremont.........................   CA                --          880          4,846            --
Cupertino.......................   CA            17,093        7,994         19,037            --
Anaheim.........................   CA            12,879        3,512         13,379            46
Mountain View...................   CA                --        5,798         12,720            --
Newbury Park....................   CA                --        4,563         24,911            --
Palo Alto.......................   CA                --           --         19,168            38
Anaheim.........................   CA                --        2,227          8,519            --
Mountain View...................   CA                --       12,834         28,158            --
Westminster.....................   CO                --          307          3,524            --
Englewood.......................   CO                --        8,536         27,428         6,629
Englewood.......................   CO                --        2,967         15,008            --
Englewood.......................   CO                --        1,757         16,930             6
Westminster.....................   CO                --          616          7,290            --
Jacksonville....................   FL                --        1,384          3,911            --
Jacksonville....................   FL                --          877          2,237            53
Duluth..........................   GA                --        1,655         14,484            48
Atlanta.........................   GA                --        5,709         49,091         6,132
Alpharetta......................   GA                --          905          6,744            --
Lisle...........................   IL                --        6,153         14,993            --
Vernon Hills....................   IL             8,999        1,400         12,597            --
New Orleans.....................   LA                --        1,427         24,252           799
New Orleans.....................   LA            52,439        1,665         16,653         1,135
Westborough.....................   MA             7,265        1,651         10,758            --
Rockland........................   MA                --        2,011         11,761            18
Norwell.........................   MA                --        1,140          1,658            33
Norwell.........................   MA                --          973          3,805            26
Norwell.........................   MA             2,097          506          2,277            41
Canton..........................   MA                --        1,409          3,890            41
Foxborough......................   MA             3,088        1,218          3,756            --

                                        GROSS AMOUNT CARRIED AT
                                            CLOSE OF PERIOD
                                  ------------------------------------                             DEPRECIABLE
                                             BUILDING AND                ACCUMULATED      DATE        LIFE
LOCATION                            LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
--------                          --------   ------------   ----------   ------------   --------   -----------
OFFICE FACILITIES:
Tempe...........................  $    701    $   4,339     $    5,040     $    235       1999         40.0
Tempe...........................     1,033        6,652          7,685          360       1999         40.0
Tempe...........................     1,033        6,652          7,685          360       1999         40.0
Tempe...........................     1,033        6,652          7,685          360       1999         40.0
Tempe...........................     1,512        9,731         11,243          527       1999         40.0
Commerce........................     3,454       12,915         16,369          700       1999         40.0
Redondo Beach...................     2,598        9,212         11,810          499       1999         40.0
Fremont.........................       880        4,846          5,726          263       1999         40.0
Cupertino.......................     7,994       19,037         27,031        1,031       1999         40.0
Anaheim.........................     3,512       13,425         16,937          727       1999         40.0
Mountain View...................     5,798       12,720         18,518          689       1999         40.0
Newbury Park....................     4,563       24,911         29,474        1,349       1999         40.0
Palo Alto.......................        --       19,206         19,206        1,039       1999         40.0
Anaheim.........................     2,227        8,519         10,746          461       1999         40.0
Mountain View...................    12,834       28,158         40,992        1,525       1999         40.0
Westminster.....................       307        3,524          3,831          191       1999         40.0
Englewood.......................     8,536       34,057         42,593        1,486       1999         40.0
Englewood.......................     2,967       15,008         17,975          813       1999         40.0
Englewood.......................     1,757       16,936         18,693          917       1999         40.0
Westminster.....................       616        7,290          7,906          395       1999         40.0
Jacksonville....................     1,384        3,911          5,295          212       1999         40.0
Jacksonville....................       877        2,290          3,167          123       1999         40.0
Duluth..........................     1,655       14,532         16,187          787       1999         40.0
Atlanta.........................     5,709       55,223         60,932        2,957       1999         40.0
Alpharetta......................       905        6,744          7,649          365       1999         40.0
Lisle...........................     6,153       14,993         21,146          812       1999         40.0
Vernon Hills....................     1,400       12,597         13,997          682       1999         40.0
New Orleans.....................     1,427       25,051         26,478        1,426       1999         40.0
New Orleans.....................     1,665       17,788         19,453          999       1999         40.0
Westborough.....................     1,651       10,758         12,409          583       1999         40.0
Rockland........................     2,011       11,779         13,790          638       1999         40.0
Norwell.........................     1,140        1,691          2,831           91       1999         40.0
Norwell.........................       973        3,831          4,804          207       1999         40.0
Norwell.........................       506        2,318          2,824          124       1999         40.0
Canton..........................     1,409        3,931          5,340          212       1999         40.0
Foxborough......................     1,218        3,756          4,974          203       1999         40.0

                              ISTAR FINANCIAL INC.
    SCHEDULE III--CORPORATE TENANT LEASE ASSETS AND ACCUMULATED DEPRECIATION
                                  (CONTINUED)
                            AS OF DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                            INITIAL COST TO COMPANY        COST
                                                            ------------------------    CAPITALIZED
                                                                        BUILDING AND   SUBSEQUENT TO
LOCATION                           STATE     ENCUMBRANCES     LAND      IMPROVEMENTS    ACQUISITION
--------                          --------   ------------   ---------   ------------   -------------
OFFICE FACILITIES (CONTINUED):
Mansfield.......................   MA               919          584          1,443            43
Braintree.......................   MA                --        2,225          7,403            86
Norwell.........................   MA                --        1,357          5,429            65
Norwell.........................   MA                --        1,155          1,651           300
Concord.........................   MA                --        1,928          8,218           545
Concord.........................   MA                --        1,852         10,839           116
Concord.........................   MA                --        1,302          7,864           183
Concord.........................   MA                --        1,834         10,483           146
Concord.........................   MA                --        1,656             --         7,760
Quincy..........................   MA            12,672        3,562         23,420           237
Andover.........................   MA                --        1,787          8,486            --
Braintree.......................   MA                --          792          4,929            43
Andover.........................   MA                --          639          7,176            10
Lanham..........................   MD            10,435        2,486         12,047           164
Roseville.......................   MN             3,533        1,113          4,452            --
Arden Hills.....................   MN                --          719          6,541            --
Columbus........................   OH                --        1,275         10,326            13
Harrisburg......................   PA            17,586          690         26,098            --
Spartanburg.....................   SC                --          800         11,192            --
Memphis.........................   TN            17,387        2,702         25,129            --
Irving..........................   TX                --        1,804          5,815           269
Irving..........................   TX                --        1,364         10,628            --
Farmers Branch..................   TX             6,935        1,314          8,903            --
Dallas..........................   TX                --        1,918          4,632            --
Richardson......................   TX                --        2,932         31,235            --
Irving..........................   TX            17,307        3,363         21,376            --
Richardson......................   TX                --        1,233         15,160            --
Richardson......................   TX                --        1,230          5,660             8
Irving..........................   TX                --        6,083         42,016            --
Salt Lake City..................   UT                --        1,179         12,861            --
Fairfax.........................   VA                --        4,436         22,362            52
Milwaukee.......................   WI            10,833        1,875         13,914            --
                                               --------     --------     ----------        ------
Subtotal........................                213,332      152,627        827,626        25,085
                                               --------     --------     ----------        ------

                                        GROSS AMOUNT CARRIED AT
                                            CLOSE OF PERIOD
                                  ------------------------------------                             DEPRECIABLE
                                             BUILDING AND                ACCUMULATED      DATE        LIFE
LOCATION                            LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
--------                          --------   ------------   ----------   ------------   --------   -----------
OFFICE FACILITIES (CONTINUED):
Mansfield.......................       584        1,486          2,070           78       1999         40.0
Braintree.......................     2,225        7,489          9,714          402       1999         40.0
Norwell.........................     1,357        5,494          6,851          295       1999         40.0
Norwell.........................     1,155        1,951          3,106          131       1999         40.0
Concord.........................     1,928        8,763         10,691          463       1999         40.0
Concord.........................     1,852       10,955         12,807          590       1999         40.0
Concord.........................     1,302        8,047          9,349          431       1999         40.0
Concord.........................     1,834       10,629         12,463          571       1999         40.0
Concord.........................     1,656        7,760          9,416           78       1999         40.0
Quincy..........................     3,562       23,657         27,219        1,275       1999         40.0
Andover.........................     1,787        8,486         10,273          460       1999         40.0
Braintree.......................       792        4,972          5,764          268       1999         40.0
Andover.........................       639        7,186          7,825          389       1999         40.0
Lanham..........................     2,486       12,211         14,697          660       1999         40.0
Roseville.......................     1,113        4,452          5,565          241       1999         40.0
Arden Hills.....................       719        6,541          7,260          354       1999         40.0
Columbus........................     1,275       10,339         11,614           66       2001         40.0
Harrisburg......................       690       26,098         26,788          185       2001         40.0
Spartanburg.....................       800       11,192         11,992           14       2001         40.0
Memphis.........................     2,702       25,129         27,831        1,361       1999         40.0
Irving..........................     1,804        6,084          7,888          323       1999         40.0
Irving..........................     1,364       10,628         11,992          576       1999         40.0
Farmers Branch..................     1,314        8,903         10,217          482       1999         40.0
Dallas..........................     1,918        4,632          6,550          251       1999         40.0
Richardson......................     2,932       31,235         34,167        1,692       1999         40.0
Irving..........................     3,363       21,376         24,739        1,158       1999         40.0
Richardson......................     1,233       15,160         16,393          537       1999         40.0
Richardson......................     1,230        5,668          6,898          307       1999         40.0
Irving..........................     6,083       42,016         48,099        2,276       1999         40.0
Salt Lake City..................     1,179       12,861         14,040          697       1999         40.0
Fairfax.........................     4,436       22,414         26,850        1,214       1999         40.0
Milwaukee.......................     1,875       13,914         15,789          754       1999         40.0
                                  --------    ---------     ----------     --------
Subtotal........................   152,627      852,711      1,005,338       42,927
                                  --------    ---------     ----------     --------

                              ISTAR FINANCIAL INC.
    SCHEDULE III--CORPORATE TENANT LEASE ASSETS AND ACCUMULATED DEPRECIATION
                                  (CONTINUED)
                            AS OF DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                            INITIAL COST TO COMPANY        COST
                                                            ------------------------    CAPITALIZED
                                                                        BUILDING AND   SUBSEQUENT TO
LOCATION                           STATE     ENCUMBRANCES     LAND      IMPROVEMENTS    ACQUISITION
--------                          --------   ------------   ---------   ------------   -------------
INDUSTRIAL FACILITIES:
Phoenix.........................   AZ                --        1,000          1,997            --
Burlingame......................   CA                --        1,219          3,470            --
Millbrae........................   CA                --          741          2,107            --
San Diego.......................   CA                --        1,530          3,060            --
Walnut Creek....................   CA                --          808          8,306            --
Milpitas........................   CA             9,227        4,095          8,323            --
San Jose........................   CA                --        9,677         23,288            --
Milpitas........................   CA                --        4,880         12,367         1,498
Los Angeles.....................   CA                --        9,334         12,501            --
Fremont.........................   CA                --        1,086          7,964            --
Walnut Creek....................   CA                --          571          5,874            --
City of Industry................   CA                --        5,002         11,766            --
Fremont.........................   CA                --          654          4,591            --
Aurora..........................   CO                --          453          3,060           400
Aurora..........................   CO                --          580          3,677            --
Miami...........................   FL                --        3,048          8,676            --
Miami...........................   FL                --        1,612          4,586            --
Miami...........................   FL                --        1,394          3,967            --
Orlando.........................   FL                --        1,475          4,198            --
St. Petersburg..................   FL                --          723          3,061            --
St. Petersburg..................   FL                --          634          2,685             8
Jacksonville....................   FL                --        2,366          6,072            --
Jacksonville....................   FL                --        2,310          5,435            --
Stockbridge.....................   GA                --        1,350         18,393            --
McDonough.......................   GA                --        1,900         14,318            --
Lincolnshire....................   IL                --        3,192          7,508            --
DeKalb..........................   IL                --        1,600         28,015            --
Marion..........................   IN                --          131          4,254            --
South Bend......................   IN                --          140          4,640            --
Seymour.........................   IN            16,857          550         22,240            83
Wichita.........................   KS                --          213          3,189            --
Lakeville.......................   MA                --        1,012          4,048            --
Canton..........................   MA                --          742          3,155            86
Canton..........................   MA                --        1,077          2,746            81
Randolph........................   MA             2,600          615          3,471            --
Baltimore.......................   MD                --        1,535          9,324           123

                                        GROSS AMOUNT CARRIED AT
                                            CLOSE OF PERIOD
                                  ------------------------------------                             DEPRECIABLE
                                             BUILDING AND                ACCUMULATED      DATE        LIFE
LOCATION                            LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
--------                          --------   ------------   ----------   ------------   --------   -----------
INDUSTRIAL FACILITIES:
Phoenix.........................     1,000        1,997          2,997          108       1999         40.0
Burlingame......................     1,219        3,470          4,689          188       1999         40.0
Millbrae........................       741        2,107          2,848          114       1999         40.0
San Diego.......................     1,530        3,060          4,590          166       1999         40.0
Walnut Creek....................       808        8,306          9,114          450       1999         40.0
Milpitas........................     4,095        8,323         12,418          451       1999         40.0
San Jose........................     9,677       23,288         32,965        1,261       1999         40.0
Milpitas........................     4,880       13,865         18,745          972       1999         40.0
Los Angeles.....................     9,334       12,501         21,835          677       1999         40.0
Fremont.........................     1,086        7,964          9,050          431       1999         40.0
Walnut Creek....................       571        5,874          6,445          318       1999         40.0
City of Industry................     5,002       11,766         16,768          637       1999         40.0
Fremont.........................       654        4,591          5,245          249       1999         40.0
Aurora..........................       453        3,460          3,913          196       1999         40.0
Aurora..........................       580        3,677          4,257           --       2001         40.0
Miami...........................     3,048        8,676         11,724          470       1999         40.0
Miami...........................     1,612        4,586          6,198          248       1999         40.0
Miami...........................     1,394        3,967          5,361          215       1999         40.0
Orlando.........................     1,475        4,198          5,673          227       1999         40.0
St. Petersburg..................       723        3,061          3,784          166       1999         40.0
St. Petersburg..................       634        2,693          3,327          146       1999         40.0
Jacksonville....................     2,366        6,072          8,438          329       1999         40.0
Jacksonville....................     2,310        5,435          7,745          294       1999         40.0
Stockbridge.....................     1,350       18,393         19,743           10       2001         40.0
McDonough.......................     1,900       14,318         16,218            8       2001         40.0
Lincolnshire....................     3,192        7,508         10,700          407       1999         40.0
DeKalb..........................     1,600       28,015         29,615           15       2001         40.0
Marion..........................       131        4,254          4,385          230       1999         40.0
South Bend......................       140        4,640          4,780          251       1999         40.0
Seymour.........................       550       22,323         22,873          563       2000         40.0
Wichita.........................       213        3,189          3,402          173       1999         40.0
Lakeville.......................     1,012        4,048          5,060          219       1999         40.0
Canton..........................       742        3,241          3,983          173       1999         40.0
Canton..........................     1,077        2,827          3,904          153       1999         40.0
Randolph........................       615        3,471          4,086          188       1999         40.0
Baltimore.......................     1,535        9,447         10,982          506       1999         40.0

                              ISTAR FINANCIAL INC.
    SCHEDULE III--CORPORATE TENANT LEASE ASSETS AND ACCUMULATED DEPRECIATION
                                  (CONTINUED)
                            AS OF DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                            INITIAL COST TO COMPANY        COST
                                                            ------------------------    CAPITALIZED
                                                                        BUILDING AND   SUBSEQUENT TO
LOCATION                           STATE     ENCUMBRANCES     LAND      IMPROVEMENTS    ACQUISITION
--------                          --------   ------------   ---------   ------------   -------------
INDUSTRIAL FACILITIES
  (CONTINUED):
Bloomington.....................   MN                --          403          1,147            --
O'Fallon........................   MO                --        1,388         12,700            --
Reno............................   NV                --          248            707            --
Astoria.........................   NY                --        1,796          5,109            --
Astoria.........................   NY                --          897          2,555            --
Columbus........................   OH                --          375          7,191            --
Richfield.......................   OH                --        2,327             --        11,633
Lockbourne......................   OH                --        2,000         17,320            --
Philadelphia....................   PA                --          620          1,765            --
York............................   PA                --        2,850         30,713            --
Spartanburg.....................   SC                --          943         16,836            --
Memphis.........................   TN                --        1,486         23,279            --
Richardson......................   TX             6,803          858          8,556            --
Allen...........................   TX                --        1,238          9,224            --
Terrell.........................   TX                --          400         22,163            --
Houston.........................   TX                --        2,500         25,743            --
Seattle.........................   WA                --          828          2,355            --
                                               --------     --------     ----------        ------
Subtotal........................                 35,487       90,406        463,695        13,912
                                               --------     --------     ----------        ------
PARKING GARAGE:
New Orleans.....................   LA                --        4,240          6,462             5

GROUND LEASE:
San Jose........................   CA                --       82,212             --            --

                                        GROSS AMOUNT CARRIED AT
                                            CLOSE OF PERIOD
                                  ------------------------------------                             DEPRECIABLE
                                             BUILDING AND                ACCUMULATED      DATE        LIFE
LOCATION                            LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
--------                          --------   ------------   ----------   ------------   --------   -----------
INDUSTRIAL FACILITIES
  (CONTINUED):
Bloomington.....................       403        1,147          1,550           62       1999         40.0
O'Fallon........................     1,388       12,700         14,088          688       1999         40.0
Reno............................       248          707            955           38       1999         40.0
Astoria.........................     1,796        5,109          6,905          277       1999         40.0
Astoria.........................       897        2,555          3,452          138       1999         40.0
Columbus........................       375        7,191          7,566          390       1999         40.0
Richfield.......................     2,327       11,633         13,960           70       2000         40.0
Lockbourne......................     2,000       17,320         19,320            9       2001         40.0
Philadelphia....................       620        1,765          2,385           96       1999         40.0
York............................     2,850       30,713         33,563           16       2001         40.0
Spartanburg.....................       943       16,836         17,779          912       1999         40.0
Memphis.........................     1,486       23,279         24,765        1,261       1999         40.0
Richardson......................       858        8,556          9,414          463       1999         40.0
Allen...........................     1,238        9,224         10,462          500       1999         40.0
Terrell.........................       400       22,163         22,563           12       2001         40.0
Houston.........................     2,500       25,743         28,243           --       2001         40.0
Seattle.........................       828        2,355          3,183          128       1999         40.0
                                  --------    ---------     ----------     --------
Subtotal........................    90,406      477,607        568,013       16,269
                                  --------    ---------     ----------     --------
PARKING GARAGE:
New Orleans.....................     4,240        6,467         10,707          352       1999         40.0
GROUND LEASE:
San Jose........................    82,212           --         82,212           --       2000

                              ISTAR FINANCIAL INC.
    SCHEDULE III--CORPORATE TENANT LEASE ASSETS AND ACCUMULATED DEPRECIATION
                                  (CONTINUED)
                            AS OF DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                            INITIAL COST TO COMPANY        COST
                                                            ------------------------    CAPITALIZED
                                                                        BUILDING AND   SUBSEQUENT TO
LOCATION                           STATE     ENCUMBRANCES     LAND      IMPROVEMENTS    ACQUISITION
--------                          --------   ------------   ---------   ------------   -------------
HOTEL:
Sacramento......................   CA           147,520        1,281          9,809            --
San Diego.......................   CA                --        4,394         27,030            --
Sonoma..........................   CA                --        3,308         20,623            --
Durango.........................   CO                --        1,242          7,865            --
Boise...........................   ID                --          968          6,405            --
Missoula........................   MT                --          210          1,607            --
Medford.........................   OR                --          609          4,668            --
Pendleton.......................   OR                --          556          4,245            --
Coos Bay........................   OR                --          404          3,049            --
Eugene..........................   OR                --          361          2,721            --
Astoria.........................   OR                --          269          2,043            --
Bend............................   OR                --          233          1,726            --
Salt Lake City..................   UT                --        5,620         32,695            --
Seattle.........................   WA                --        5,101         32,080            --
Kelso...........................   WA                --          502          3,779            --
Vancouver.......................   WA                --          507          3,981            --
Wenatchee.......................   WA                --          513          3,825            --
                                               --------     --------     ----------       -------
Subtotal........................                147,520       26,078        168,151            --
                                               --------     --------     ----------       -------
LAND:
Concord.........................   MA                --        1,267             --            20
                                               --------     --------     ----------       -------
Total corporate tenant lease
  assets........................               $396,339     $356,830     $1,465,934       $39,022
                                               ========     ========     ==========       =======

                                        GROSS AMOUNT CARRIED AT
                                            CLOSE OF PERIOD
                                  ------------------------------------                             DEPRECIABLE
                                             BUILDING AND                ACCUMULATED      DATE        LIFE
LOCATION                            LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
--------                          --------   ------------   ----------   ------------   --------   -----------
HOTEL:
Sacramento......................     1,281         9,809        11,090        1,444       1998         40.0
San Diego.......................     4,394        27,030        31,424        3,263       1998         40.0
Sonoma..........................     3,308        20,623        23,931        1,967       1998         40.0
Durango.........................     1,242         7,865         9,107          962       1998         40.0
Boise...........................       968         6,405         7,373          866       1998         40.0
Missoula........................       210         1,607         1,817          265       1998         40.0
Medford.........................       609         4,668         5,277          695       1998         40.0
Pendleton.......................       556         4,245         4,801          682       1998         40.0
Coos Bay........................       404         3,049         3,453          454       1998         40.0
Eugene..........................       361         2,721         3,082          434       1998         40.0
Astoria.........................       269         2,043         2,312          293       1998         40.0
Bend............................       233         1,726         1,959          267       1998         40.0
Salt Lake City..................     5,620        32,695        38,315        3,687       1998         40.0
Seattle.........................     5,101        32,080        37,181        3,539       1998         40.0
Kelso...........................       502         3,779         4,281          608       1998         40.0
Vancouver.......................       507         3,981         4,488          656       1998         40.0
Wenatchee.......................       513         3,825         4,338          591       1998         40.0
                                  --------    ----------    ----------     --------
Subtotal........................    26,078       168,151       194,229       20,673
                                  --------    ----------    ----------     --------
LAND:
Concord.........................     1,267            20         1,287           --       1999
                                  --------    ----------    ----------     --------
Total corporate tenant lease
  assets........................  $356,830    $1,504,956    $1,861,786     $ 80,221
                                  ========    ==========    ==========     ========

                              ISTAR FINANCIAL INC.

                             NOTES TO SCHEDULE III

                               DECEMBER 31, 2001

                             (DOLLARS IN THOUSANDS)

1.  RECONCILIATION OF CORPORATE TENANT LEASE ASSETS:

    The following table reconciles Corporate Tenant Lease Assets from January 1, 1999 to December 31, 2001:

                                                              2001         2000         1999
                                                           ----------   ----------   ----------
Balance at January 1.....................................  $1,639,062   $1,669,038   $  194,462
Additions................................................     248,804      137,998    1,474,576
Dispositions.............................................     (26,080)    (146,715)          --
Impact of purchase accounting adjustments................          --      (21,259)          --
                                                           ----------   ----------   ----------
Balance at December 31...................................  $1,861,786   $1,639,062   $1,669,038
                                                           ==========   ==========   ==========

2.  RECONCILIATION OF ACCUMULATED DEPRECIATION:

    The following table reconciles Accumulated Depreciation from January 1, 1999 to December 31, 2001:

                                                                2001       2000       1999
                                                              --------   --------   --------
Balance at January 1........................................  $(46,975)  $(14,860)  $ (4,520)
Additions...................................................   (33,898)   (33,739)   (10,340)
Dispositions................................................       652      1,624         --
                                                              --------   --------   --------
Balance at December 31......................................  $(80,221)  $(46,975)  $(14,860)
                                                              ========   ========   ========

                              ISTAR FINANCIAL INC.

                SCHEDULE IV--LOANS AND OTHER LENDING INVESTMENTS

                            AS OF DECEMBER 31, 2001

                             (DOLLARS IN THOUSANDS)

                                                                      INTEREST ACCRUAL        INTEREST PAYMENT   FINAL MATURITY
TYPE OF LOAN/BORROWER                    DESCRIPTION/LOCATION             RATES(3)                 RATES              DATE
---------------------                ----------------------------   --------------------      ----------------   --------------
Senior Mortgages:
  Borrower A......................
                                     Retail, Chicago, IL                           8.88%               8.88%           1/1/04
  Borrower B(1)...................
                                     Hotel, Various States                 LIBOR + 1.75%       LIBOR + 1.75%          9/15/03
  Borrower C(1)...................
                                     Office, San Diego, CA                 LIBOR + 1.50%       LIBOR + 1.50%         12/31/04
  Borrower D......................
                                     Entertainment, Various
                                     States                                LIBOR + 4.00%       LIBOR + 4.00%         02/23/04
  Borrower E(1)...................
                                     Office, Dallas. TX                    LIBOR + 1.75%       LIBOR + 1.75%          8/25/04
  Borrower F......................
                                     Hotel, Various States                         7.32%               7.32%         12/13/19
  Borrower G......................
                                     Office, Los Angeles, CA               LIBOR + 4.50%       LIBOR + 4.50%         11/30/02
  Borrower H......................
                                     Conference Center, Rye
                                     Brook, NY                                    10.30%              10.30%          3/31/07
  Borrower I......................
                                     Office, Dublin, CA                           10.34%              10.34%          12/1/02
  All other senior mortgages
    individually < 3%.............
Subordinate Mortgages:
  Borrower J......................
                                     Office, New York, NY                  LIBOR + 4.00%       LIBOR + 4.00%          7/31/03
  Borrower B(1)...................
                                     Hotel, Various States                 LIBOR + 5.80%       LIBOR + 5.80%          9/15/03
  Borrower C(1)...................
                                     Office, San Diego, CA                        13.00%              10.00%         12/31/04
  Borrower E(1)...................
                                     Office, Dallas. TX                           11.00%       LIBOR + 2.12%          8/25/04
  All other subordinate mortgages
    individually < 3%.............
Corporate/Partnership
  Loans/Unsecured Notes:
  Borrower B(1)...................
                                     Hotel, Various States                 LIBOR + 5.37%       LIBOR + 5.37%          9/15/03
  Borrower K(1)...................
                                     Residential, Various States           LIBOR + 5.00%       LIBOR + 5.00%          2/28/06
  Borrower E(1)...................
                                     Office, Dallas. TX                           12.00%              12.00%          8/25/04
  All other partnership
    loans/unsecured notes
    individually
    < 3%..........................
Other Lending Investments:
  Borrower K(1)...................
                                     Residential, Various States                  10.00%              10.00%          8/15/05
  Borrower L......................
                                     Retail, Various States                       10.50%              10.50%         11/11/03
  All other loan participations
    individually < 3%.............
Subtotal..........................
Provision for Loan Losses.........
Total:............................

                                    PERIODIC                   FACE       CARRYING
                                    PAYMENT      PRIOR      AMOUNT OF    AMOUNT OF
TYPE OF LOAN/BORROWER               TERMS(3)    LIENS(2)      LOANS        LOANS
---------------------               --------   ----------   ----------   ----------
Senior Mortgages:
  Borrower A......................
                                    P&I        $       --   $ 106,566    $  106,250
  Borrower B(1)...................
                                    P&I                --     104,543       104,543
  Borrower C(1)...................
                                    P&I                --     104,116       104,116
  Borrower D......................

                                    P&I                --      89,954        89,292
  Borrower E(1)...................
                                    IO                 --      86,314        86,314
  Borrower F......................
                                    P&I                --      91,650        77,594
  Borrower G......................
                                    IO                 --      76,704        77,513
  Borrower H......................

                                     P&I               --      76,813        77,245
  Borrower I......................
                                    IO                 --      72,311        72,311
  All other senior mortgages
    individually < 3%.............                  1,249     364,974       363,491
                                               ----------   ----------   ----------
                                                    1,249   1,173,945     1,158,669
                                               ----------   ----------   ----------
Subordinate Mortgages:
  Borrower J......................
                                    IO            500,000     100,000       100,000
  Borrower B(1)...................
                                    IO                 --      40,000        39,893
  Borrower C(1)...................
                                    IO                 --      29,000        27,407
  Borrower E(1)...................
                                    IO                 --      25,125        25,125
  All other subordinate mortgages
    individually < 3%.............              1,503,726     395,927       393,273
                                               ----------   ----------   ----------
                                                2,003,726     590,052       585,698
                                               ----------   ----------   ----------
Corporate/Partnership
  Loans/Unsecured Notes:
  Borrower B(1)...................
                                    IO            132,915      78,000        77,778
  Borrower K(1)...................
                                    IO          1,113,770      38,057        38,057
  Borrower E(1)...................
                                    IO                 --       3,250         3,250
  All other partnership
    loans/unsecured notes
    individually
    < 3%..........................              1,532,184     298,709       275,998
                                               ----------   ----------   ----------
                                                2,778,869     418,016       395,083
                                               ----------   ----------   ----------
Other Lending Investments:
  Borrower K(1)...................
                                    IO                 --     150,000       127,358
  Borrower L......................
                                    IO          1,517,552      75,000        79,440
  All other loan participations
    individually < 3%.............                  6,170      59,059        52,515
                                               ----------   ----------   ----------
                                                1,523,722     284,060       259,313
                                               ----------   ----------   ----------
Subtotal..........................              6,307,566   2,466,073     2,398,763
                                               ----------   ----------   ----------
Provision for Loan Losses.........                     --          --       (21,000)
                                               ----------   ----------   ----------
Total:............................             $6,307,566   $2,466,073   $2,377,763
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Portions of the Company's definitive proxy statement for the 2002 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Portions of the Company's definitive proxy statement for the 2002 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Portions of the Company's definitive proxy statement for the 2002 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Portions of the Company's definitive proxy statement for the 2002 annual meeting of the shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) and (d). Financial statements and schedules--see Index to Financial Statements and Schedules included in Item 8.

    (b) Reports on Form 8-K.

       On October 19, 2001, a Current Report on Form 8-K was filed in connection with a secondary offering of the Company's Common Stock.

       On October 30, 2001, a Current Report on Form 8-K was filed in order to file exhibits Pursuant to Regulation S-K Item 601 in lieu of filing the otherwise required exhibits to the registration statement on Form S-3 of the Company.

    (c) Exhibits--see index on following page.

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                               DOCUMENT DESCRIPTION
---------------------   ------------------------------------------------------------
         1.1            Underwriting Agreement dated August 9, 2001 relating to the
                        Company's 8 3/4% Senior Notes due 2008. (10)
         2.1            Agreement and Plan of Merger, dated as of June 15, 1999, by and among Starwood Financial Trust, ST Merger Sub, Inc. and
                        TriNet Corporate Realty Trust, Inc. (4)

         2.2            Agreement and Plan of Merger, dated as of June 15, 1999, by and among Starwood Financial Trust, Starwood Financial, Inc.
                        and to the extent described therein, TriNet Corporate Realty
                        Trust, Inc. (4)

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

         4.3            Form of warrant certificates. (3)

         4.4            Form of stock certificate for the Company's Common Stock.
                        (6)

         4.5 Form of certificate for Series A Preferred Shares of beneficial interest. (3)

         4.6            Form of Supplemental Indenture, dated as of August 16, 2001.
                        (10)

         4.7            Form of Global Note evidencing 8 3/4% Senior Notes 2008.
                        (10)

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

       EXHIBIT
       NUMBER                               DOCUMENT DESCRIPTION
---------------------   ------------------------------------------------------------
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

        10.14           Indenture, dated May 17, 2000, among iStar Asset Receivables
                        Trust, La Salle Bank National Association and ABN AMRO BANK
                        N.V. (9)

        10.15           Purchase Agreement dated October 14, 2001. (11)

        10.16 Employment Agreement dated as of April 1, 2001 by and between iStar Financial Inc. and Spencer B. Haber. (12)

        10.17 Employment Agreement, dated as of March 31, 2001, by and between iStar Financial Inc. and Jay Sugarman. (12)

        10.18 Reimbursement Agreement, dated as of June 24, 2001, by and between iStar Financial Inc. and certain of its shareholders. (12)

        10.19           Master Agreement between iStar DB Seller, LLC, Seller and
                        Deutsche Bank AG, New York Branch, Buyer dated January 11,
                        2001. (13)

        12.1            Computation of Ratio of EBITDA to interest expense.

        12.2            Computation of Ratio of EBITDA to combined fixed charges.

        21.1            Subsidiaries of the Company.

        23.1            Consents of PricewaterhouseCoopers LLP.

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

 (5) Incorporated by reference to the Company's Registration Statement on Form S-4 filed on August 25, 1999.

 (6) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000.

 (7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed on May 15, 2000.

 (8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000.

 (9) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001.

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001.

(11) Incorporated by reference from the Company's Form 8-K filed on November 5, 2001.

(12) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed on August 3, 2001.

(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 filed on May 15, 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      iSTAR FINANCIAL INC.
                                                      REGISTRANT

Date: March 26, 2002
                                                      ------------------------------------------------
                                                      Jay Sugarman
                                                      CHAIRMAN OF THE BOARD OF DIRECTORS

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2002
                                    -------------------------------------------
                                    Jay Sugarman
                                    CHIEF EXECUTIVE OFFICER AND DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    Spencer B. Haber
                                    PRESIDENT, CHIEF FINANCIAL OFFICER, DIRECTOR AND
                                    SECRETARY
                                    (EXECUTIVE VICE PRESIDENT--FINANCE)

Date: March 26, 2002
                                    -------------------------------------------
                                    Willis Andersen Jr.
                                    DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    Jeffrey G. Dishner
                                    DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    Andrew L. Farkas
                                    DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    Madison F. Grose
                                    DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    Robert W. Holman, Jr.
                                    DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    Robin Josephs
                                    DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    Merrick R. Kleeman
                                    DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    H. Cabot Lodge III
                                    DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    Matthew J. Lustig
                                    DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    William M. Matthes
                                    DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    John G. McDonald
                                    DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    Stephen B. Oresman
                                    DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    George R. Puskar
                                    DIRECTOR

Date: March 26, 2002
                                    -------------------------------------------
                                    Barry S. Sternlicht
                                    DIRECTOR