Form 10-Q
period 2002-03-31
ISTAR FINANCIAL INC
filed 2002-05-15
CIK 1095651

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR

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

       Registrant's telephone number, including area code: (212)930-9400
                            ------------------------

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

    Indicate by check mark whether the registrant; (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 10, 2002, there were 88,624,542 shares of common stock of iStar Financial Inc., $0.001 par value per share outstanding ("Common Stock").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ISTAR FINANCIAL INC.
                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                         --------
PART I.    Consolidated Financial Information..........................      3

Item 1.    Financial Statements:

           Consolidated Balance Sheets at March 31, 2002 and December
             31, 2001..................................................      3

           Consolidated Statements of Operations--For the three months
             ended March 31, 2002 and 2001.............................      4

           Consolidated Statement of Changes in Shareholders'
             Equity--For the three months ended March 31, 2002.........      5

           Consolidated Statements of Cash Flows--For the three months
             ended March 31, 2002 and 2001.............................      6

           Notes to Consolidated Financial Statements..................      7

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     34

PART II.   Other Information...........................................     43

Item 1.    Legal Proceedings...........................................     43

Item 2.    Changes in Securities and Use of Proceeds...................     43

Item 3.    Defaults Upon Senior Securities.............................     43

Item 4.    Submission of Matters to a Vote of Security Holders.........     43

Item 5.    Other Information...........................................     43

Item 6.    Exhibits and Reports on Form 8-K............................     43

SIGNATURES.............................................................     44

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ISTAR FINANCIAL INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)
                                  (UNAUDITED)

                                                                AS OF          AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                 2002          2001
                                                              ----------   -------------
                                         ASSETS
Loans and other lending investments, net....................  $2,471,709    $2,377,763
Corporate tenant lease assets, net..........................   1,994,805     1,841,800
Cash and cash equivalents...................................       9,016        15,670
Restricted cash.............................................      29,702        17,852
Accrued interest and operating lease income receivable......      26,229        26,688
Deferred operating lease income receivable..................      25,023        21,195
Deferred expenses and other assets..........................      87,926        77,592
                                                              ----------    ----------
  Total assets..............................................  $4,644,410    $4,378,560
                                                              ==========    ==========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities....  $   78,459    $   87,538
Dividends payable...........................................       5,225         5,225
Debt obligations............................................   2,687,670     2,495,369
                                                              ----------    ----------
  Total liabilities.........................................   2,771,354     2,588,132
                                                              ----------    ----------
Commitments and contingencies...............................          --            --
Minority interests in consolidated entities.................       2,650         2,650
Shareholders' equity:
Series A Preferred Stock, $0.001 par value, liquidation
  preference $50.00 per share, 4,400 shares issued and
  outstanding at March 31, 2002 and December 31, 2001,
  respectively..............................................           4             4
Series B Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 2,000 shares issued and
  outstanding at March 31, 2002 and December 31, 2001,
  respectively..............................................           2             2
Series C Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 1,300 shares issued and
  outstanding at March 31, 2002 and December 31, 2001,
  respectively..............................................           1             1
Series D Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 4,000 shares issued and
  outstanding at March 31, 2002 and December 31, 2001,
  respectively..............................................           4             4
Common Stock, $0.001 par value, 200,000 shares authorized,
  88,417 and 87,387 shares issued and outstanding at March
  31, 2002 and December 31, 2001, respectively..............          88            87
Warrants and options........................................      20,291        20,456
Additional paid-in capital..................................   2,024,601     1,997,931
Retained earnings (deficit).................................    (126,990)     (174,874)
Accumulated other comprehensive income (losses) (See Note
  12).......................................................      (6,854)      (15,092)
Treasury stock (at cost)....................................     (40,741)      (40,741)
                                                              ----------    ----------
  Total shareholders' equity................................   1,870,406     1,787,778
                                                              ----------    ----------
  Total liabilities and shareholders' equity................  $4,644,410    $4,378,560
                                                              ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                     FOR THE
                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2002          2001
                                                              --------      --------
REVENUE:
  Interest income...........................................  $ 55,876      $ 66,913
  Operating lease income....................................    58,185        49,523
  Other income..............................................     7,735         6,183
                                                              --------      --------
    Total revenue...........................................   121,796       122,619
                                                              --------      --------
COSTS AND EXPENSES:
  Interest expense..........................................    41,689        46,360
  Operating costs--corporate tenant lease assets............     3,025         3,236
  Depreciation and amortization.............................    10,653         8,808
  General and administrative................................     6,617         6,102
  Provision for loan losses.................................     1,750         1,750
  Stock-based compensation expense..........................       911           860
                                                              --------      --------
    Total costs and expenses................................    64,645        67,116
                                                              --------      --------
Net income before minority interest, gain on sale of
  corporate tenant lease assets, extraordinary loss and
  cumulative effect of change in accounting principle.......    57,151        55,503
Minority interest in consolidated entities..................       (40)          (95)
Gain on sale of corporate tenant lease assets...............        --           555
                                                              --------      --------
Net income before extraordinary loss and cumulative effect
  of change in accounting principle.........................    57,111        55,963
Extraordinary loss from early extinguishment of debt........        --        (1,037)
Cumulative effect of change in accounting principle (See
  Note 3)...................................................        --          (282)
                                                              --------      --------
Net income..................................................  $ 57,111      $ 54,644

Preferred dividend requirements.............................    (9,227)       (9,227)
                                                              --------      --------
Net income allocable to common shareholders.................  $ 47,884      $ 45,417
                                                              ========      ========

Basic earnings per common share.............................  $   0.55      $   0.53
                                                              ========      ========

Diluted earnings per common share...........................  $   0.53      $   0.52
                                                              ========      ========

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                             SERIES A    SERIES B    SERIES C    SERIES D                                   ADDITIONAL
                             PREFERRED   PREFERRED   PREFERRED   PREFERRED      COMMON      WARRANTS AND     PAID-IN
                               STOCK       STOCK       STOCK       STOCK     STOCK AT PAR      OPTIONS       CAPITAL
                             ---------   ---------   ---------   ---------   ------------   -------------   ----------
Balance at December 31,
  2001.....................     $4          $2          $1          $4           $87           $20,456      $1,997,931
Exercise of options........     --          --          --          --             1              (165)         4,828
Dividends
  declared-preferred
  stock....................     --          --          --          --            --                --             83
Restricted stock units
  issued to employees......     --          --          --          --            --                --          1,327
Issuance of stock-DRIP
  plan.....................     --          --          --          --            --                --         20,432
Net income for the
  period...................     --          --          --          --            --                --             --
Change in accumulated other
  comprehensive income.....     --          --          --          --            --                --             --
                                --          --          --          --           ---           -------      ----------
Balance at March 31,
  2002.....................     $4          $2          $1          $4           $88           $20,291      $2,024,601
                                ==          ==          ==          ==           ===           =======      ==========

                                                 ACCUMULATED
                                                    OTHER
                                 RETAINED       COMPREHENSIVE
                                 EARNINGS           INCOME       TREASURY
                                (DEFICIT)          (LOSSES)       STOCK       TOTAL
                             ----------------   --------------   --------   ----------
Balance at December 31,
  2001.....................     $(174,874)         $(15,092)     $(40,741)  $1,787,778
Exercise of options........            --                --           --         4,664
Dividends
  declared-preferred
  stock....................        (9,227)               --           --        (9,144)
Restricted stock units
  issued to employees......            --                --           --         1,327
Issuance of stock-DRIP
  plan.....................            --                --           --        20,432
Net income for the
  period...................        57,111                --           --        57,111
Change in accumulated other
  comprehensive income.....            --             8,238           --         8,238
                                ---------          --------      --------   ----------
Balance at March 31,
  2002.....................     $(126,990)         $ (6,854)     $(40,741)  $1,870,406
                                =========          ========      ========   ==========

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      FOR THE
                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                2002           2001*
                                                              ---------      ---------
Cash flows from operating activities:
Net income..................................................  $  57,111      $  54,644
Adjustments to reconcile net income to cash flows provided
  by operating activities:
  Minority interest in consolidated entities................         40             95
  Non-cash expense for stock-based compensation.............        911            860
  Depreciation and amortization.............................     16,386         14,309
  Amortization of discounts/premiums, deferred interest and
    costs on lending investments............................     (5,372)        (4,872)
  Equity in earnings of unconsolidated joint ventures and
    subsidiaries............................................       (798)        (2,802)
  Distributions from operating joint ventures...............      3,450          1,098
  Deferred operating lease income receivable................     (3,828)        (2,576)
  Gain on sale of corporate tenant lease assets.............         --           (555)
  Extraordinary loss on early extinguishment of debt........         --          1,037
  Cumulative effect of change in accounting principle.......         --            282
  Provision for loan losses.................................      1,750          1,750
  Changes in assets and liabilities:
    Decrease in accrued interest and operating lease income
     receivable.............................................        459          1,367
    Increase in deferred expenses and other assets..........     (4,122)          (845)
    Decrease in accounts payable, accrued expenses and other
     liabilities............................................     (4,658)        (2,594)
                                                              ---------      ---------
  Cash flows provided by operating activities...............     61,329         61,198
                                                              ---------      ---------
Cash flows from investing activities:
  New investment originations/acquisitions..................   (404,700)      (224,479)
  Add-on fundings on existing loan commitments..............     (8,084)       (29,924)
  Net proceeds from sale of corporate tenant lease assets...         --          3,755
  Repayments of and principal collections on loans and other
    lending investments.....................................    163,980        247,392
  Investments in and advances to unconsolidated joint
    ventures................................................       (127)          (319)
  Distributions from unconsolidated joint ventures..........         --         24,265
  Capital expenditures for build-to-suit activities.........       (709)        (1,760)
  Capital improvement projects on corporate tenant lease
    assets..................................................       (967)          (250)
  Other capital expenditures on corporate tenant lease
    assets..................................................       (875)          (396)
                                                              ---------      ---------
  Cash flows (used in) provided by investing activities.....   (251,482)        18,284
                                                              ---------      ---------
Cash flows from financing activities:
  Net borrowings under revolving credit facilities..........    187,669         41,160
  Borrowings under term loans...............................     34,193         17,040
  Repayments under term loans...............................    (13,767)       (37,333)
  Borrowing under repurchase agreements.....................         --            367
  Repayments under repurchase agreements....................     (1,236)       (31,325)
  Repayments under secured bond offerings...................    (15,535)        (1,990)
  Common dividends paid.....................................         --        (51,436)
  Preferred dividends paid..................................     (9,144)        (9,144)
  (Increase) decrease in restricted cash held in connection
    with debt obligations...................................    (11,850)         7,216
  Distributions to minority interest in consolidated
    entities................................................        (40)        (3,670)
  Extraordinary loss on early extinguishment of debt........         --         (1,037)
  Payments for deferred financing costs.....................     (5,660)       (11,428)
  Proceeds from exercise of options and issuance of DRIP
    shares..................................................     18,869          1,647
                                                              ---------      ---------
  Cash flows provided by (used in) financing activities.....    183,499        (79,933)
                                                              ---------      ---------
Decrease in cash and cash equivalents.......................     (6,654)          (451)
Cash and cash equivalents at beginning of period............     15,670         22,752
                                                              ---------      ---------
Cash and cash equivalents at end of period..................  $   9,016      $  22,301
                                                              =========      =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest, net of
    capitalized interest....................................  $  46,626      $  42,823
                                                              =========      =========

------------------------------
*   RECLASSIFIED TO CONFORM TO 2002 PRESENTATION.

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

                              ISTAR FINANCIAL INC.

NOTE 1--BUSINESS AND ORGANIZATION (CONTINUED)
    The Company has implemented its investment strategy by:

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

    ORGANIZATION--The Company began its business in 1993 through private investment funds formed to capitalize on inefficiencies in the real estate finance market. In March 1998, these funds contributed their approximately $1.1 billion of assets to the Company's predecessor in exchange for a controlling interest in that company (collectively, the "Recapitalization Transactions"). Since that time, the Company has grown by originating new lending and leasing transactions, as well as through corporate acquisitions.

    Specifically, in September 1998, the Company acquired the loan origination and servicing business of a major insurance company, and in December 1998, the Company acquired the mortgage and mezzanine loan portfolio of its largest private competitor. Additionally, in November 1999, the Company acquired TriNet Corporate Realty Trust, Inc. ("TriNet" or the "Leasing Subsidiary"), then the largest publicly-traded company specializing in corporate sale/leaseback transactions for office and industrial facilities (the "TriNet Acquisition"). The TriNet Acquisition was structured as a stock-for-stock merger of TriNet with a subsidiary of the Company.

    Concurrent with the TriNet Acquisition, the Company also acquired its former external advisor in exchange for shares of the Company's common stock ("Common Stock") and converted its organizational form to a Maryland corporation. As part of the conversion to a Maryland corporation, the Company replaced its former dual class common share structure with a single class of Common Stock. The Company's Common Stock began trading on the New York Stock Exchange on
November 4, 1999. Prior to this date, the Company's common shares were traded on the American Stock Exchange.

NOTE 2--BASIS OF PRESENTATION

    The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The Consolidated

                              ISTAR FINANCIAL INC.

NOTE 2--BASIS OF PRESENTATION (CONTINUED)
Financial Statements include the accounts of the Company, its qualified REIT subsidiaries, and its majority-owned and controlled partnerships.

    In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's consolidated financial position at March 31, 2002 and December 31, 2001 and the results of its operations, changes in shareholder's equity and its cash flows for the three months ended March 31, 2002 and 2001, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LOANS AND OTHER LENDING INVESTMENTS, NET--As described in Note 4, "Loans and Other Lending Investments" includes the following investments: senior mortgages, subordinate mortgages, corporate/ partnership loans and other lending or similar investments. In general, management considers its investments in this category to be either held-to-maturity or available-for-sale. Items classified as held-to-maturity are reflected at amortized historical cost, while items classified as available-for-sale are reported at fair values, with unrealized gains and losses included in other comprehensive income.

    CORPORATE TENANT LEASE ASSETS AND DEPRECIATION--Corporate tenant lease assets are generally recorded at cost less accumulated depreciation. Certain improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance items are expensed as incurred. Depreciation is computed using the straight-line method of cost recovery over estimated useful lives of 40.0 years for buildings, five years for furniture and equipment, the shorter of the remaining lease term or expected life for tenant improvements and the remaining life of the building for building improvements.

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

    CAPITALIZED INTEREST--The Company capitalizes interest costs incurred during the land development or construction period on qualified development projects, including investments in joint ventures accounted for under the equity method. Interest capitalized was approximately $70,000 and $201,000 during the three-month periods ended March 31, 2002 and 2001, respectively.

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

    REVENUE RECOGNITION--The Company's revenue recognition policies are as follows:

    LOANS AND OTHER LENDING INVESTMENTS: The Company generally intends to hold all of its loans and other lending investments to maturity. Accordingly, it reflects all of these investments at amortized cost less allowance for loan losses, acquisition premiums or discounts, deferred loan fees and undisbursed

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) loan funds. On occasion, the Company may acquire loans at either premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. If loans that were acquired at a premium or discount are prepaid, the Company immediately recognizes the unamortized premium or discount as a decrease or increase in the prepayment gain or loss, respectively. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as a yield adjustment. Interest income is recognized using the effective interest method applied on a loan-by-loan basis.

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

    PROVISION FOR LOAN LOSSES--The Company's accounting policies require that an allowance for estimated loan losses be maintained at a level that management, based upon an evaluation of known and inherent risks in the portfolio, considers adequate to provide for loan losses. Specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral less disposition costs on an individual loan basis. Management considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Management measures these impaired loans at the fair value of the loans' underlying collateral less estimated disposition costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan; however, these loans are placed on non-accrual status at such time as:
(1) management believes that the potential risk exists that scheduled debt service payments will not be met within the coming 12 months; (2) the loans become 90 days delinquent; (3) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or
(4) the net realizable value of the loan's underlying collateral approximates the Company's carrying value of such loan. While on non-accrual status, interest income is recognized only upon actual receipt. Impairment losses are recognized as direct write-downs of the related loan with a corresponding charge to the provision for loan losses. Charge-offs occur when loans, or a portion thereof, are considered uncollectible and of such little value that further pursuit of collection is not warranted. Management also provides a loan portfolio reserve based upon its periodic evaluation and analysis of the portfolio,

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors.

    INCOME TAXES--The Company is subject to federal income taxation at corporate rates on its "REIT taxable income"; however, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. The Company intends to operate in a manner consistent with and to elect to be treated as a REIT for tax purposes. iStar Operating Inc. ("iStar Operating") and TriNet Management Operating Company, Inc. ("TMOC"), the Company's taxable subsidiaries, are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in iStar Operating and TMOC. Accordingly, except for the Company's taxable subsidiaries, no current or deferred taxes are provided for in the Consoliated Financial Statements.

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

    RECLASSIFICATIONS--Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related notes to conform to the 2002 presentation.

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

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
No. 133 did not have a material financial impact on the financial position and results of operations of the Company. However, should the Company change its current use of such derivatives (see Note 9), the adoption of SFAS No. 133 could have a more significant effect on the Company prospectively.

    Upon adoption, the Company recognized a charge to net income of approximately $282,000 and an additional charge of $9.4 million to other comprehensive income, representing the cumulative effect of the change in accounting principle.

    OTHER NEW ACCOUNTING STANDARDS--In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("SFAS No. 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement is applicable for transfers of assets and extinguishments of liabilities occurring after March 31, 2001. The Company adopted the provisions of this statement as required for all transactions entered into on or after April 1, 2001. The adoption of SFAS No. 140 did not have a significant impact on the Company.

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

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in business combinations and requires intangible assets to be recognized apart from goodwill if certain tests are met. The Company does not believe the adoption of SFAS No. 141 will have a material impact on the Company's financial position or results of operations. SFAS
No. 142 requires that goodwill not be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for companies with fiscal years beginning after March 15, 2001. The Company adopted the provisions of this statement on January 1, 2002, as required, and the adoption did not have a significant impact on the Company.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year. The Company adopted the provisions of this statement on January 1, 2002, as required, and it did not have a significant impact on the Company.

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both FASB Statements No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4,

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FASB Statement No. 64 ("SFAS No. 64"), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"; however, due to the nature of the Company's operations, such treatment may not be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company will adopt the provisions of this statement on January 1, 2003.

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--LOANS AND OTHER LENDING INVESTMENTS

    The following is a summary description of the Company's loans and other lending investments (in thousands)(1):

                                                                                  CARRYING VALUE
                                                                                       AS OF
                                                    # OF       PRINCIPAL     -------------------------    EFFECTIVE
                                                  BORROWERS     BALANCES     MARCH 31,    DECEMBER 31,     MATURITY
  TYPE OF INVESTMENT    UNDERLYING PROPERTY TYPE  IN CLASS    OUTSTANDING       2002          2001          DATES
  ------------------    ------------------------  ---------   ------------   ----------   ------------   ------------
Senior
  Mortgages(3)........  Office/Residential/Retail/    21       $1,176,643    $1,160,974    $1,158,669    2002 to 2019
                        Conference Center/
                        Entertainment/Hotel/
                        Mixed Use
Subordinate
  Mortgages(5)........  Office/Mixed Use/            22           585,778       581,964       585,698    2002 to 2011
                        Residential/Hotel
Corporate/Partnership
  Loans...............  Office/Retail/Hotel/         18           486,572       459,826       395,083    2003 to 2011
                        Entertainment/
                        Residential/Mixed Use
Other Lending
  Investments.........  Retail/Industrial/Office/    12           310,831       291,695       259,313    2003 to 2013
                        Residential/
                        Entertainment/Mixed Use
                                                                             ----------    ----------

Gross Carrying
  Value...............
                                                                             $2,494,459    $2,398,763
Provision for Loan
  Losses..............
                                                                                (22,750)      (21,000)
                                                                             ----------    ----------

Total, Net............
                                                                             $2,471,709    $2,377,763
                                                                             ==========    ==========


                         CONTRACTUAL INTEREST     CONTRACTUAL INTEREST     PRINCIPAL     PARTICIPATION
  TYPE OF INVESTMENT       PAYMENT RATES(2)         ACCRUAL RATES(2)      AMORTIZATION     FEATURES
  ------------------    -----------------------  -----------------------  ------------   -------------
Senior
  Mortgages(3)........  Fixed: 7.32% to 10.82%   Fixed: 7.32% to 16.00%   Yes     (4)    No
                        Variable: LIBOR + 1.50%  Variable: LIBOR + 1.50%
                        to 6.50%                 to 6.50%
Subordinate
  Mortgages(5)........  Fixed: 7.00% to 15.25%   Fixed: 7.32% to 17.00%   Yes     (4)    Yes     (6)
                        Variable: LIBOR + 2.12%  Variable: LIBOR + 2.78%
                        to 5.80%                 to 5.80%
Corporate/Partnership
  Loans...............  Fixed: 7.33% to 15.00%   Fixed: 7.33% to 17.50%   Yes     (4)    Yes     (6)
                        Variable: LIBOR + 3.00%  Variable: LIBOR + 3.00%
                        to 6.00%                 to 6.00%
Other Lending
  Investments.........  Fixed: 6.75% to 12.50%   Fixed: 6.75% to 12.50%   No             Yes     (6)
                        Variable: LIBOR + 6.50%  Variable: LIBOR + 6.50%
Gross Carrying
  Value...............
Provision for Loan
  Losses..............
Total, Net............

EXPLANATORY NOTES:
------------------------------
(1) Amounts and details are for loans outstanding as of March 31, 2002.

(2) Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on March 31, 2002 was 1.88%.

(3) Includes a senior interest in a private REMIC whose sole asset is a single first mortgage loan.

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

(6) Under some of these loans, the lender receives additional payments representing additional interest from participation in available cash flow from operations of the property and the proceeds, in excess of a base amount, arising from a sale or refinancing of the property.

                              ISTAR FINANCIAL INC.

NOTE 4--LOANS AND OTHER LENDING INVESTMENTS (CONTINUED)

    During the three-month periods ended March 31, 2002 and 2001, respectively, the Company originated or acquired an aggregate of approximately $321.9 million and $224.5 million in loans and other lending investments, funded $8.1 million and $29.9 million under existing loan commitments, and received principal repayments of $164.0 million and $247.4 million.

    As of March 31, 2002, the Company had nine loans with unfunded commitments. The total unfunded commitment amount was approximately $160.2 million, of which $41.4 million was discretionary (i.e., at the Company's option) and $118.8 million was non-discretionary.

    The Company's loans and other lending investments are predominantly pledged as collateral under either the iStar Asset Receivables secured notes, the secured revolving facilities or secured term loans (see Note 7).

    The Company has reflected provisions for loan losses of approximately $1.8 million for the three-month periods ended March 31, 2002 and 2001, respectively. These provisions represent loan portfolio reserves based on management's evaluation of general market conditions, the Company's internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults, and the underlying collateral. No direct impairment reserves on specific loans were considered necessary.

NOTE 5--CORPORATE TENANT LEASE ASSETS

    The Company's investments in corporate tenant lease assets, at cost, were as follows (in thousands):

                                                      MARCH 31,    DECEMBER 31,
                                                         2002          2001
                                                      ----------   ------------
Buildings and improvements..........................  $1,649,212    $1,504,956
Land and land improvements..........................     377,390       356,830
Less: accumulated depreciation......................     (90,497)      (80,221)
                                                      ----------    ----------
                                                       1,936,105     1,781,565

Investments in unconsolidated joint ventures........      58,700        60,235
                                                      ----------    ----------

  Corporate tenant lease assets, net................  $1,994,805    $1,841,800
                                                      ==========    ==========

    Under certain leases, the Company receives additional participating lease payments to the extent gross revenues of the corporate tenant exceed a base amount. The Company earned no such additional participating lease payments in the three-month periods ended March 31, 2002 and 2001, respectively. In addition, the Company also receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. For the three months ended March 31, 2002 and 2001, customer expense reimbursements were approximately $7.0 million and $6.2 million, respectively, and are included as a reduction of "Operating costs--corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

    The Company is subject to expansion option agreements with three existing customers which could require the Company to fund and to construct up to 166,000 square feet of additional adjacent space

                              ISTAR FINANCIAL INC.

NOTE 5--CORPORATE TENANT LEASE ASSETS (CONTINUED) on which the Company would receive additional operating lease income under the terms of the option agreements.

    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES: At March 31, 2002, the Company had investments in five joint ventures: (1) TriNet Sunnyvale Partners L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant; (2) Corporate Technology Associates LLC ("CTC I"), whose external member is Corporate Technology Centre Partners LLC; (3) Sierra Land Ventures ("Sierra"), whose external joint venture partner is Sierra-LC Land, Ltd.; (4) TriNet Milpitas Associates, LLC ("Milpitas"), whose external member is The Prudential Insurance Company of America; and (5) ACRE Simon, L.L.C. ("ACRE"), whose external partner is William
E. Simon & Sons Realty Investments, L.L.C. These ventures were formed for the purpose of operating, acquiring and, in certain cases, developing corporate tenant lease facilities.

    At March 31, 2002, the ventures comprised 23 net leased facilities. Additionally, 17.7 acres of land are held for sale. The Company's combined investment in these joint ventures at March 31, 2002 was $58.7 million. The joint ventures' carrying value for the 23 facilities owned at March 31, 2002 was $332.5 million. The joint ventures' carrying value of the land held for sale was $7.7 million. In the aggregate, the joint ventures had total assets of $380.4 million and total liabilities of $276.5 million as of March 31, 2002, and net income of $3.4 million for the three months ended March 31, 2002. The Company accounts for these investments under the equity method because the Company's joint venture partners have certain participating rights which limit the Company's control. The Company's ownership percentages, its investments in and advances to unconsolidated joint ventures, its respective income and the Company's pro rata share of its ventures' third-party non-recourse debt as of March 31, 2002 are presented below (in thousands):

                                                                  PRO RATA
                                                                  SHARE OF                THIRD-PARTY DEBT
                                                    JOINT       THIRD-PARTY    ---------------------------------------
UNCONSOLIDATED         OWNERSHIP     EQUITY        VENTURE      NON-RECOURSE                           SCHEDULED
JOINT VENTURE              %       INVESTMENT   INCOME (LOSS)       DEBT        INTEREST RATE        MATURITY DATE
--------------         ---------   ----------   -------------   ------------   ----------------   --------------------
Operating:
  Sunnyvale..........    44.70%      $12,854        $  545        $ 10,728      LIBOR + 1.25%       November 2004(1)
  CTC I..............    50.00%       11,307           328          60,475      7.66% - 7.87%     Various through 2011
  Milpitas...........    50.00%       24,072         1,011          39,984         6.55%             November 2005
  ACRE Simon.........    20.00%        5,239           (60)          6,560      7.61% - 8.43%     Various through 2011
Development:
  Sierra.............    50.00%        5,228           (36)             --          N/A                   N/A
                                     -------        ------        --------
  Total..............                $58,700        $1,788        $117,747
                                     =======        ======        ========

EXPLANATORY NOTE:
------------------------

(1) Maturity date reflects a one-year extension at the venture's option.

    Effective September 29, 2000, iStar Sunnyvale Partners, LP (the entity which is controlled by Sunnyvale) entered into an interest rate cap agreement limiting the venture's exposure to interest rate movements on its $24.0 million LIBOR-based mortgage loan to an interest rate of 9.00% through November 9, 2003.

    Currently, the limited partners of Sunnyvale have the option to convert their partnership interest into cash; however, the Company may elect to deliver 297,728 shares of Common Stock in lieu of cash.

                              ISTAR FINANCIAL INC.

NOTE 5--CORPORATE TENANT LEASE ASSETS (CONTINUED)
    Subsequent to quarter end, the Company's Milpitas joint venture partner exercised its right to convert its interest in the joint venture into 984,476 shares of Common Stock of the Company. The Company has the option, in its sole discretion, to acquire the partner's interest for cash instead of shares, for a payment equal to the value of 984,476 shares of Common Stock based on the ten-day average closing stock price as of the date of the transaction, which is anticipated to close on July 1, 2002.

    Income generated from the above joint venture investments is included in "Operating Lease Income" in the Consolidated Statements of Operations.

NOTE 6--UNCONSOLIDATED SUBSIDIARIES

    The Company has an investment in iStar Operating, a taxable subsidiary that, through a wholly-owned subsidiary, services the Company's loans and certain loan portfolios owned by third parties. The Company owns all of the non-voting preferred stock and a 95.00% economic interest in iStar Operating. An affiliate of the Company's largest shareholder is the owner of all the voting common stock and a 5.00% economic interest in iStar Operating. As of March 31, 2002, there have never been any distributions to the common shareholder, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of iStar Operating at fair market value, which the Company believes to be nominal. In addition to the direct general and administrative costs of iStar Operating, the Company allocates a portion of its general overhead expenses to iStar Operating based on the number of employees at iStar Operating as a percentage of the Company's total employees.

    In addition, the Company has an investment in TMOC, a taxable noncontrolled subsidiary that has a $2.0 million investment in a real estate company based in Mexico. The Company owns 95.00% of the outstanding voting and non-voting common stock (representing 1.00% voting power and 95.00% of the economic interest) in TMOC. The other two owners of TMOC stock are executives of the Company, who own a combined 5.00% of the outstanding voting and non-voting common stock (representing 99.00% voting power and 5.00% economic interest) in TMOC. As of March 31, 2002, there have never been any distributions to the common shareholders, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of TMOC at fair market value, which the Company believes to be nominal.

    Both iStar Operating and TMOC were formed as taxable corporations for purposes of maintaining compliance with REIT provisions of the Code and are accounted for under the equity method for financial statement reporting purposes. If they were consolidated with the Company for financial statement purposes, they would have no material impact on the Company's operations. As of March 31, 2002, these corporations have no debt obligations.

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--DEBT OBLIGATIONS

    As of March 31, 2002 and December 31, 2001, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

                                                   CARRYING VALUE AS OF
                                     MAXIMUM     -------------------------              STATED                    SCHEDULED
                                      AMOUNT     MARCH 31,    DECEMBER 31,             INTEREST                    MATURITY
                                    AVAILABLE       2002          2001                   RATES                       DATE
                                    ----------   ----------   ------------   -----------------------------   --------------------
SECURED REVOLVING CREDIT
  FACILITIES:
  Line of credit..................  $  700,000   $  406,550    $  312,300        LIBOR + 1.75% - 2.25%          March 2005(1)
  Line of credit..................     700,000      469,072       439,309        LIBOR + 1.40% - 2.15%         January 2005(1)
  Line of credit..................     500,000      212,593       148,937        LIBOR + 1.50% - 1.75%          August 2005(2)
UNSECURED REVOLVING CREDIT
  FACILITIES:
  Line of credit..................     300,000           --            --           LIBOR + 2.125%                July 2004
                                    ----------   ----------    ----------

  Total revolving credit
    facilities....................  $2,200,000    1,088,215       900,546
                                    ==========

SECURED TERM LOANS:
  Secured by corporate tenant
    lease assets..................                  193,000       193,000            LIBOR + 1.85%               July 2006(3)
  Secured by corporate tenant
    lease assets..................                  146,655       147,520                7.44%                    March 2009
  Secured by corporate lending
    investments...................                   60,000        60,000            LIBOR + 2.50%               June 2004(4)
  Secured by corporate tenant
    lease assets..................                   77,110        55,819           6.00% - 11.38%           Various through 2021
  Secured by corporate lending
    investments...................                   50,000        50,000            LIBOR + 2.50%               July 2006(4)
                                                 ----------    ----------
  Total term loans................                  526,765       506,339
  Plus: debt premium..............                      263           274
                                                 ----------    ----------
  Total secured term loans........                  527,028       506,613
ISTAR ASSET RECEIVABLES SECURED
  NOTES:
  Class A.........................                   65,617        81,152            LIBOR + 0.30%              August 2003(5)
  Class B.........................                   94,055        94,055            LIBOR + 0.50%             October 2003(5)
  Class C.........................                  105,813       105,813            LIBOR + 1.00%             January 2004 (5)
  Class D.........................                   52,906        52,906            LIBOR + 1.45%               June 2004(5)
  Class E.........................                  123,447       123,447            LIBOR + 2.75%             January 2005(5)
  Class F.........................                    5,000         5,000            LIBOR + 3.15%             January 2005(5)
                                                 ----------    ----------
  Total iStar Asset Receivables
    secured notes.................                  446,838       462,373
UNSECURED NOTES:
  6.75% Dealer Remarketable
    Securities(6)(7)..............                  125,000       125,000                6.75%                    March 2013
  7.70% Notes(6)..................                  100,000       100,000                7.70%                    July 2017
  7.95% Notes(6)..................                   50,000        50,000                7.95%                     May 2006
  8.75% Notes.....................                  350,000       350,000                8.75%                   August 2008
                                                 ----------    ----------
  Total unsecured notes...........                  625,000       625,000
  Less: debt discount(8)..........                  (14,710)      (15,698)
                                                 ----------    ----------
  Total unsecured notes...........                  610,290       609,302
OTHER DEBT OBLIGATIONS............                   15,299        16,535               Various                    Various
                                                 ----------    ----------
TOTAL DEBT OBLIGATIONS............               $2,687,670    $2,495,369
                                                 ==========    ==========

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--DEBT OBLIGATIONS (CONTINUED)

EXPLANATORY NOTES:
------------------------------

(1) Maturity date reflects a one-year "term-out" extension at the Company's option.

(2) On March 29, 2002, the Company extended the maturity on the revolving credit facility to August 2005, which includes a one-year "term-out" extension at the Company's option.

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

(7) Subject to mandatory tender on March 1, 2003, to either the dealer or the Company. The initial coupon of 6.75% applies to the first five-year term through the mandatory tender date. If tendered to the dealer, the notes must be remarketed. The rates reset to then-prevailing market rates upon remarketing.

(8) These obligations were assumed as part of the acquisition of TriNet. As part of the accounting for the purchase, these fixed-rate obligations were considered to have stated interest rates which were below the then-prevailing market rates at which the Leasing Subsidiary could issue new debt obligations and, accordingly, the Company ascribed a market discount to each obligation. Such discounts are amortized as an adjustment to interest expense using the effective interest method over the related term of the obligations. As adjusted, the effective annual interest rates on these obligations were 8.81%, 8.75%, 9.51% and 9.04%, for the 6.75% Dealer Remarketable Securities, 7.30% Notes, 7.70% Notes and 7.95% Notes, respectively.

    Availability of amounts under the secured revolving credit facilities are based on percentage borrowing base calculations. In addition, certain of the Company's debt obligations contain financial covenants.

    On May 17, 2000, the Company closed the inaugural offering under its proprietary matched funding program, STARs, Series 2000-1. In the initial transaction, a wholly-owned subsidiary of the Company issued $896.5 million of investment-grade bonds secured by the subsidiary's assets, which had an aggregate outstanding principal balance of approximately $1.2 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. For accounting purposes, this transaction was treated as a secured financing.

    On January 11, 2001, the Company closed a new $700.0 million secured revolving credit facility which is led by a major commercial bank. The new facility has a three-year primary term and one-year "term-out" extension option, and bears interest at LIBOR + 1.40% to 2.15%, depending upon the collateral contributed to the borrowing base. The new facility accepts a broad range of structured finance assets and has a final maturity of January 2005.

    On February 22, 2001, the Company extended the maturity of its $350.0 million unsecured revolving credit facility to May 2002.

    On May 15, 2001, the Company repaid its $100.0 million 7.30% unsecured notes. These notes were senior unsecured obligations of the Leasing Subsidiary and ranked equally with the Leasing Subsidiary's other senior unsecured and unsubordinated indebtedness.

    On June 14, 2001, the Company closed $193.0 million of term loan financing secured by 15 corporate tenant lease assets. The variable-rate loan bears interest at LIBOR + 1.85% (not to exceed 10.00%) and has two one-year extensions at the Company's option. The Company used these proceeds to repay a $77.8 million secured term loan maturing in June 2001 and to pay down a portion of its revolving credit facilities. In addition, the Company extended the final maturity of its $500.0 million secured revolving credit facility to August 12, 2003.

    On July 6, 2001, the Leasing Subsidiary financed a $75.0 million structured finance asset with a $50.0 million term loan bearing interest at LIBOR + 2.50%. The loan has a maturity of July 2006, including a one-year extension at the Leasing Subsidiary's option.

    On July 27, 2001, the Company completed a $300.0 million unsecured revolving credit facility with a group of leading financial institutions. The new facility has an initial maturity of July 2003, with a one-year extension at the Company's option and another one-year

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--DEBT OBLIGATIONS (CONTINUED)
extension at the lenders' option. The new facility replaces two prior credit facilities maturing in 2002 and 2003, and bears interest at LIBOR + 2.125%.

    On August 9, 2001, the Company issued $350.0 million of 8.75% senior notes due in 2008. The notes are unsecured senior obligations of the Company. The Company used the net proceeds to repay outstanding borrowings under its secured credit facilities.

    On March 29, 2002, the Company extended the maturity of its $500.0 million secured facility to August 2005, which includes a one-year "term-out" extension at the Company's option.

    As of March 31, 2002, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2002 (remaining nine months)................................  $   15,299
2003........................................................     159,672
2004........................................................     218,719
2005........................................................   1,220,107
2006........................................................     293,000
Thereafter..................................................     795,320
                                                              ----------
Total principal maturities..................................   2,702,117
Net unamortized debt discounts..............................     (14,447)
                                                              ----------
Total debt obligations......................................  $2,687,670
                                                              ==========

EXPLANATORY NOTE:
------------------------

(1) Assumes exercise of extensions to the extent such extensions are at the Company's option.

NOTE 8--SHAREHOLDERS' EQUITY

    The Company's charter provides for the issuance of up to 200.0 million shares of Common Stock, par value $0.001 per share, and 30.0 million shares of preferred stock. The Company has 4.4 million shares of 9.50% Series A Cumulative Redeemable Preferred Stock, 2.3 million shares of 9.375% Series B Cumulative Redeemable Preferred Stock, 1.5 million shares of 9.20% Series C Cumulative Redeemable Preferred Stock, and 4.6 million shares of 8.00% Series D Cumulative Redeemable Preferred Stock. The Series A, B, C and D Cumulative Redeemable Preferred Stock are redeemable without premium at the option of the Company at their respective liquidation preferences beginning on December 15, 2003, June 15, 2001, August 15, 2001 and October 8, 2002, respectively.

    On December 15, 1998, the Company issued warrants to acquire 6.1 million shares of Common Stock, as adjusted for dilution, at $34.35 per share. The warrants are exercisable on or after December 15, 1999 at a price of $34.35 per share and expire on December 15, 2005.

    CONCENTRATION OF SHAREHOLDER OWNERSHIP--On October 30, 2001, SOFIV SMT Holdings, L.P. ("SOF IV") and certain other affiliates (collectively, the "Starwood Investors") sold 18.975 million shares of Common Stock (including the subsequently exercised 2.475 million share over-allotment option granted to the underwriters) owned by them. The Company did not sell any shares in this offering. As a result of the secondary offering, SOF IV currently owns approximately 38.34% of the Company's Common Stock (based on the diluted sharecount as of March 31, 2002).

    STOCK REPURCHASE PROGRAM--The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of both March 31, 2002 and December 31, 2001, the Company had repurchased approximately 2.3 million shares at an aggregate cost of approximately
$40.7 million.

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--SHAREHOLDERS' EQUITY (CONTINUED)
    DRIP PROGRAM--The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three-month periods ended March 31, 2002 and 2001, the Company issued a total of 768,369 shares and zero shares of its Common Stock through the direct stock purchase component of the plan for net proceeds of approximately $20.4 million and $0, respectively.

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

    The Company has entered into the following cash flow hedges that are outstanding as of March 31, 2002. The net value (liability) associated with these hedges is reflected on the Company's balance sheet (in thousands).

                                                                                                             ESTIMATED
                                                                        STRIKE                               VALUE AT
                                                            NOTIONAL   PRICE OR      TRADE        MATURITY   MARCH 31,
TYPE OF HEDGE                                                AMOUNT    SWAP RATE     DATE           DATE       2002
-------------                                               --------   ---------   ---------      --------   ---------
Pay-Fixed Swap............................................  $125,000     7.058%      6/15/00      6/25/03    $ (5,958)
Pay-Fixed Swap............................................   125,000     7.055%      6/15/00      6/25/03      (5,954)
Pay-Fixed Swap............................................    75,000     5.580%      11/4/99(1)   12/1/04      (2,743)
LIBOR Cap.................................................    75,000     7.750%      11/4/99(1)   12/1/04         183
LIBOR Cap.................................................    35,000     7.750%      11/4/99(1)   12/1/04          78
                                                                                                             --------
Total Estimated Asset (Liability) Value.........................................                             $(14,394)
                                                                                                             ========

EXPLANATORY NOTE:
------------------------

(1) Acquired in connection with the TriNet Acquisition.

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS (CONTINUED)
    Between January 1, 2001 and March 31, 2002, the Company had outstanding the following cash flow hedges that have expired or been settled (in thousands):

                                                                          STRIKE
                                                              NOTIONAL   PRICE OR     TRADE     MATURITY
TYPE OF HEDGE                                                  AMOUNT    SWAP RATE     DATE       DATE
-------------                                                 --------   ---------   --------   --------
LIBOR Cap...................................................  $300,000     9.000%    3/16/98    3/16/01
Pay-Fixed Swap..............................................    92,000     5.714%    8/10/98     3/1/01
LIBOR Cap...................................................    75,000     7.500%    7/16/98    6/19/01
LIBOR Cap...................................................    38,336     7.500%    4/30/98     6/1/01

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

    Substantially all of the Company's corporate tenant lease assets (including those held by joint ventures) and loans and other lending investments, are collateralized by facilities located in the United States, with significant concentrations (i.e., greater than 10.00%) as of March 31, 2002 in California (23.28%), Texas (13.83%) and New York (10.06%). As of March 31, 2002, the
Company's investments also contain greater than 10.00% concentrations in the following asset types: office (46.63%), hotel lending (11.76%) and industrial (10.02%).

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

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS

    The Company's 1996 Long-Term Incentive Plan (the "Plan") is designed to provide incentive compensation for officers, other key employees and directors of the Company. The Plan provides for awards of stock options and shares of restricted stock and other performance awards. The maximum number of shares of Common Stock available for awards under the Plan is 9.00% of the outstanding shares of Common Stock, calculated on a fully diluted basis, from time to time; provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 5.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan, other than automatic awards to non-employee directors, are at the discretion of the Board or a committee of the Board. At March 31, 2002, a total of approximately
8.0 million shares of Common Stock were available for awards under the Plan, of which

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED) options to purchase approximately 4.8 million shares of Common Stock were outstanding and approximately 677,000 shares of restricted stock were outstanding.

    Concurrently with the Recapitalization Transactions, the Company issued approximately 2.5 million (as adjusted) fully vested and immediately exercisable options to purchase shares of Common Stock at $14.72 per share (as adjusted) to its former advisor with a term of ten years. The former advisor granted a portion of these options to its employees and the remainder was allocated to an affiliate. Upon the acquisition of its former advisor, these individuals became employees of the Company. In general, the grants to these employees provided for scheduled vesting over a predefined service period of three to five years and, under certain conditions, provide for accelerated vesting. These options expire on March 15, 2008.

    Changes in options outstanding during the three months ended March 31, 2002 are as follows:

                                                                        NUMBER OF SHARES
                                                              ------------------------------------   AVERAGE
                                                                          NON-EMPLOYEE                STRIKE
                                                              EMPLOYEES    DIRECTORS       OTHER      PRICE
                                                              ---------   ------------   ---------   --------
OPTIONS OUTSTANDING, DECEMBER 31, 2001......................  3,783,222     296,379      1,036,163    $18.98
  Granted in 2002...........................................         --          --             --    $   --
  Exercised in 2002.........................................   (200,991)         --        (60,700)   $17.68
  Forfeited in 2002.........................................     (7,541)         --             --    $19.40
                                                              ---------     -------      ---------
OPTIONS OUTSTANDING, MARCH 31, 2002.........................  3,574,690     296,379        975,463
                                                              =========     =======      =========

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED)

    The following table summarizes information concerning outstanding and exercisable options as of March 31, 2002:

                                     OPTIONS
                                   OUTSTANDING                 OPTIONS EXERCISABLE
                            -------------------------   ---------------------------------
                                           WEIGHTED
                                            AVERAGE     WEIGHTED                 WEIGHTED
                                           REMAINING    AVERAGE                  AVERAGE
                              OPTIONS     CONTRACTUAL   EXERCISE    CURRENTLY    EXERCISE
EXERCISE PRICE RANGE        OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
--------------------        -----------   -----------   --------   -----------   --------
$14.72 - $15.00(1)           1,132,469        6.31       $14.73       773,021     $14.73
$16.69 - $16.88                847,817        7.78       $16.86       481,831     $16.86
$17.38 - $17.56                436,667        7.97       $17.39       237,501     $17.38
$19.50 - $19.69              1,652,860        8.87       $19.69       533,575     $19.69
$20.33 - $21.44                220,050        5.24       $21.00       112,418     $21.07
$22.44                          18,220        8.51       $22.44         4,887     $22.44
$23.32 - $23.64                 58,592        2.12       $23.56        40,716     $23.52
$24.13 - $24.94                217,500        5.85       $24.53       216,834     $24.53
$25.10 - $26.09                 21,700        4.39       $26.04        20,700     $26.09
$26.30 - $26.97                 91,700        2.33       $26.73        89,700     $26.72
$27.00                          25,000        9.24       $27.00            --     $   --
$28.26 - $28.54                 41,238        1.63       $28.37        41,238     $28.37
$30.33                          67,275        1.16       $30.33        57,217     $30.33
$33.15 - $33.70                 10,350        0.72       $33.39        10,350     $33.39
$55.39                           5,094        7.17       $55.39         3,396     $55.39
                             ---------        ----       ------     ---------     ------
                             4,846,532        7.29       $18.65     2,623,384     $18.78
                             =========        ====       ======     =========     ======

EXPLANATORY NOTE:
--------------------

(1) Includes approximately 764,000 options which were granted, on a fully exercisable basis, in connection with the Recapitalization Transactions, and which are now held by a privately-owned affiliate of Starwood Capital Group. Beneficial interests in these options were subsequently regranted by that affiliate to employees of Starwood Capital Group and its affiliates, subject to vesting requirements. In the event that these employees forfeit such options, they revert to the affiliate of Starwood Capital Group, which may regrant them at its discretion. As of March 31, 2002, approximately 520,000 of these options are currently exercisable by the beneficial owners.

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED)
    The Company has elected to use the intrinsic method for accounting for options issued to employees or directors, as allowed under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") and, accordingly, recognizes no compensation charge in connection with these options to the extent that the options exercise price equals or exceeds the quoted price of the Company's common shares at the date of grant or measurement date. In connection with the acquisition of the Company's former external advisor as part of the computation of the one-time charge to earnings, the Company calculated a deferred compensation charge of approximately $5.1 million. This deferred charge represents the difference of the closing sales price of the shares of Common Stock on the date of the acquisition of the Company's former external advisor of $20.25 over the strike price of the options of $14.72 per share (as adjusted) for the unvested portion of the options granted to former employees of the former external advisor who are now employees of the Company. This deferred charge will be amortized over the related remaining vesting terms to the individual employees as additional compensation expense.

    In connection with the original grant of options in March 1998 to its former external advisor, the Company utilized the option value method as required by SFAS No. 123. An independent financial advisory firm estimated the value of these options at date of grant to be approximately $2.40 per share using a Black-Scholes valuation model. In the absence of comparable historical market information for the Company, the advisory firm utilized assumptions consistent with activity of a comparable peer group of companies, including an estimated option life of five years, a 27.50% volatility rate and an estimated annual dividend rate of 8.50%. The resulting charge to earnings was calculated as the number of options allocated to the former external advisor multiplied by the estimated value at consummation. A charge of approximately $6.0 million was reflected in the Company's first quarter 1998 financial results for this original grant.

    Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

    During the three months ended March 31, 2002, the Company granted 39,700 restricted shares to employees that vest proportionately over three years on the anniversary date of the initial grant.

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

    During the year ended December 31, 2001, the Company entered into a new three-year employment agreement with its chief executive officer. Under the agreement, the Chief Executive Officer receives an annual base salary of $1.0 million. He may also receive a bonus, which is targeted

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED) to be an amount equal to his base salary, if the Company achieves certain performance targets set by the Compensation Committee in consultation with the Chief Executive Officer. The bonus award may be increased or reduced from the target depending upon the degree to which the performance goals are exceeded or are not met. The bonus amount may not exceed 200.00% of his base salary. The bonus is reduced by the amount of any dividends paid to the Chief Executive Officer in respect of phantom shares (described below) which are awarded to him and have contingently vested. As part of this agreement, the Company confirmed a prior grant of 750,000 stock options made to the executive on March 2, 2001 with an exercise price of $19.69, which represented the market price at the date of the original contingent grant. However, because the grant required further approval by the Compensation Committee and the Board of Directors, no measurement date occurred for accounting purposes until such approvals were made, at which point the market price of the Company's Common Stock was $24.90. Accordingly, an aggregate charge of approximately $3.9 million will be recognized with respect to these options over the terms of this agreement. The options will vest in three equal installments of 250,000 shares in each January beginning in January 2002.

    The Company also granted the executive 2.0 million unvested phantom shares, each of which represents one share of the Company's Common Stock. These shares will vest in installments of 350,000 shares, 650,000 shares, 600,000 shares and 400,000 shares on a contingent basis if the 60-day average closing price of the Company's Common Stock achieves thresholds of $25.00, $30.00, $34.00 and $37.00, respectively. As of March 31, 2002, the $25.00 threshold has been attained and 350,000 of these shares have contingently vested. Shares that have contingently vested generally will not become fully vested until the end of the three-year term of the agreement, except upon certain termination or change of control events. Further, if the stock price drops below certain specified levels for the 60-day average before such date, they would also not fully vest and be forfeited. The executive will receive dividends on shares that have contingently or fully vested and have not been forfeited under the terms of the agreement, if and when the Company declares and pays dividends on its Common Stock. Because no shares have been issued, dividends received on these phantom shares, if any, will be reflected as compensation expense by the Company. For accounting purposes, this arrangement will be treated as a contingent, variable plan and no compensation will be recognized until the shares, in whole or in part, become irrevocably vested, whereupon the Company will reflect a charge equal to the then fair value of the phantom shares irrevocably vested.

    In addition, the Company entered into a three-year employment agreement, subject to a one-year extension option, with an executive in connection with his appointment as President of the Company. Under the agreement, in lieu of salary and bonus, the Company granted the executive 500,000 unvested restricted shares. The vesting of the shares is a function of the total return realized by the Company's common shareholders, as measured by cumulative dividends paid on the Company's Common Stock from and after January 1, 2001 and the market price of the Company's Common Stock. If the total shareholder return as of a measurement date contemplated by the agreement is between 0.00% and 29.99%, then between zero and 150,000 restricted shares are subject to contingent vesting using straight-line interpolation. If the total return is between 30.00% and 60.00%, then the balance of the shares are subject to contingent vesting using straight-line interpolation. Contingently vested shares will become fully vested shares (no longer subject to forfeiture) if the executive remains employed through the term of the agreement, or earlier if there is a change of control event, certain termination events or an event of death or disability. In addition, the entire 500,000 share grant will automatically become fully vested on September 30, 2002 if the target shareholder total return of 60.00% is achieved for 60

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED) consecutive calendar days on or prior to September 30, 2002. None of the shares will vest (regardless of the total rate of return to shareholders) if the executive voluntarily terminates his employment without good reason before September 30, 2002.

    If the executive voluntarily resigns without good reason after September 30, 2002, then some or all of his restricted shares will become fully vested on such date, depending upon the level of total shareholder returns that have been achieved at that date. Until shares under the agreement are otherwise vested or forfeited, the executive will receive dividends on the share grant during the term of the agreement if and when the Company declares and pays dividends on its Common Stock. For financial statement purposes, such dividends were accounted for in a manner consistent with the Company's normal Common Stock dividends as a reduction to retained earnings. None of these restricted shares had vested at March 31, 2002. For accounting purposes, this arrangement has been treated as a contingent, variable plan.

    On April 29, 2002, the 500,000 unvested restricted shares awarded to the President became contingently vested as the total shareholder return (as defined) exceeded 60.00%. Under the terms of the agreement, once contingently vested, such shares will become fully vested shares (i.e., no longer subject to forfeiture) unless the executive voluntarily resigns without good reason prior to September 30, 2002. The Company will incur a non-cash charge of approximately $15.0 million related to these contingently vested shares, recognized ratably over the service period from the date of contingent vesting through September 30, 2002. Accordingly, such non-cash charge will be approximately
$6.1 million and approximately $8.9 million for the second and third quarters of 2002, respectively.

    SOFI IV Management, L.L.C. and Starwood Capital Group I, L.P., each a beneficial owner of Common Stock, and the Company's Chief Executive Officer have agreed to reimburse the Company for the value of restricted shares awarded to the President in excess of 350,000 shares, net of tax benefits realized by the Company or its shareholders on account of compensation expense deductions. The reimbursement obligation arises once the restricted shares have become fully vested, which is anticipated to be September 30, 2002. In the case of SOFI IV Management, L.L.C and Starwood Capital Group, L.L.C., the reimbursement payment must be made through the delivery of cash or shares of Common Stock within five days following the full vesting date. If these entities do not have sufficient cash or shares of Common Stock on hand to make the payment, they may defer the payment until the later of: (1) six months after the restricted shares become fully vested; or (2) the last day of the calendar year in which the restricted shares become fully vested. In the case of the Chief Executive Officer, the reimbursement will be made through the forfeiture of contingently vested phantom shares awarded to him under his employment agreement with the Company. The reimbursement payments will be reflected as additional paid-in capital on the Company's Consolidated Balance Sheet at the time the payment is received, and not as an offset to the non-cash charge referenced above.

    Effective November 4, 1999, the Company implemented a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of six months of continuous service with the Company. Each participant may contribute on a pretax basis between 2.00% and 15.00% of such participant's compensation. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50.00% of the first 10.00% of the participant's annual contribution. The Company made gross contributions of approximately $171,000 and $113,000 to the 401(k) Plan for the three months ended March 31, 2002 and 2001, respectively.

                              ISTAR FINANCIAL INC.

NOTE 11--EARNINGS PER SHARE

    The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations (in thousands, except per share data):

                                                                FOR THE
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                         2002             2001
                                                       --------         --------
Numerator:
  Net income before extraordinary loss and cumulative
    effect of change in accounting principle.........  $57,111          $ 55,963
  Preferred dividend requirements....................   (9,227)           (9,227)
  Net income allocable to common shareholders before
    extraordinary loss and cumulative effect of
    change in accounting principle...................   47,884            46,736
  Extraordinary loss on early extinguishment of
    debt.............................................       --            (1,037)
  Cumulative effect of change in accounting
    principle........................................       --              (282)
                                                       -------          --------
  Net income allocable to common shareholders........  $47,884          $ 45,417
                                                       =======          ========

Denominator:
  Weighted average common shares outstanding for
    basic earnings per common share..................   87,724            85,833
  Add: effect of assumed shares issued under treasury
    stock method for stock options and restricted
    shares...........................................    1,617             1,316
  Add: effect of contingent shares...................      350                --
  Add: effects of assumed warrants exercised under
    treasury stock method for stock options..........       --                --
                                                       -------          --------
  Weighted average common shares outstanding for
    diluted earnings per common share................   89,691            87,149
                                                       =======          ========

Basic earnings per common share:
  Net income allocable to common shareholders before
    extraordinary loss and cumulative effect of
    change in accounting principle...................  $  0.55          $   0.54
  Extraordinary loss on early extinguishment of
    debt.............................................    (0.00)            (0.01)
  Cumulative effect of change in accounting
    principle........................................    (0.00)            (0.00)
                                                       -------          --------
  Net income allocable to common shareholders........  $  0.55          $   0.53
                                                       =======          ========

Diluted earnings per common share:
  Net income allocable to common shareholders before
    extraordinary loss and cumulative effect of
    change in accounting principle...................  $  0.53          $   0.53
  Extraordinary loss on early extinguishment of
    debt.............................................    (0.00)            (0.01)
  Cumulative effect of change in accounting
    principle........................................    (0.00)            (0.00)
                                                       -------          --------
  Net income allocable to common shareholders........  $  0.53          $   0.52
                                                       =======          ========

                              ISTAR FINANCIAL INC.

NOTE 12--COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective January 1, 1998. Total comprehensive income was $65.3 million and $39.0 million for the three months ended March 31, 2002 and 2001, respectively. The primary components of comprehensive income other than net income are the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges and the Company's mark-to-market on its available-for-sale securities.

    For the three months ended March 31, 2002, the change in fair market value of the Company's interest rate swaps was $4.6 million and was recorded as an increase to other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands):

                                                                 FOR THE
                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -------------------------
                                                          2002             2001
                                                        --------         --------
Net income............................................  $57,111          $54,644
Other comprehensive income (loss):
  Unrealized gains (losses) on available-for-sale
    securities for the period.........................    3,665               --
  Cumulative effect of change in accounting principle
    (SFAS No. 133) on other comprehensive income......       --           (9,445)
  Unrealized gains (losses) on cash flow hedges.......    4,573           (6,190)
                                                        -------          -------
Comprehensive income..................................  $65,349          $39,009
                                                        =======          =======

    As of March 31, 2002 and December 31, 2001, accumulated other comprehensive income reflected in the Company's equity on the balance sheet is comprised of the following (in thousands):

                                                          AS OF          AS OF
                                                        MARCH 31,    DECEMBER 31,
                                                           2002          2001
                                                        ----------   -------------
Unrealized gains (losses) on available-for-sale
  securities..........................................   $  9,354      $  5,689
Unrealized gains (losses) on cash flow hedges.........    (16,208)      (20,781)
                                                         --------      --------
Accumulated other comprehensive income (loss).........   $ (6,854)     $(15,092)
                                                         ========      ========

NOTE 13--DIVIDENDS

    In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90.00% of its taxable income and must distribute 100.00% of its taxable income to avoid paying corporate federal income taxes. The Company anticipates it will distribute all of its taxable income to its shareholders. Because taxable income differs from cash flow from operations

                              ISTAR FINANCIAL INC.

NOTE 13--DIVIDENDS (CONTINUED)
due to non-cash revenues or expenses, in certain circumstances, the Company may be required to borrow to make sufficient dividend payments to meet this anticipated dividend threshold.

    On April 1, 2002, the Company declared a dividend of approximately
$56.1 million, or $0.63 per common share applicable to the three-month period ended March 31, 2002 and payable to shareholders of record on April 15, 2002. The Company also declared dividends aggregating $5.2 million, $1.2 million, $0.7 million and $2.0 million, respectively, on its Series A, B, C and D preferred stock, respectively, for the three months ended March 31, 2002. There are no divided arrearages on any of the preferred shares currently outstanding.

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

    The Company has two reportable segments: Real Estate Lending and Corporate Tenant Leasing. The Company does not have substantial foreign operations. The accounting policies of the segments are the same as those described in Note 3. The Company has no single customer that accounts for 10.00% or more of revenues (see Note 9 for other information regarding concentrations of credit risk).

    The Company evaluates performance based on the following financial measures for each segment:

                                                                CORPORATE
                                                  REAL ESTATE     TENANT     CORPORATE/    COMPANY
                                                    LENDING      LEASING      OTHER(1)      TOTAL
                                                  -----------   ----------   ----------   ----------
                                                                     (UNAUDITED)
TOTAL REVENUES(2):
Three months ended:
  March 31, 2002................................  $   63,868    $   59,296    $ (1,368)   $  121,796
  March 31, 2001................................      72,333        49,633         653       122,619
TOTAL OPERATING AND INTEREST EXPENSES(3):
Three months ended:
  March 31, 2002................................  $   21,576    $   22,942    $ 20,127    $   64,645
  March 31, 2001................................      32,722        20,579      13,815        67,116
NET OPERATING INCOME BEFORE MINORITY
  INTERESTS(4):
Three months ended:
  March 31, 2002................................  $   42,292    $   36,354    $(21,495)   $   57,151
  March 31, 2001................................      39,611        29,054     (13,162)       55,503
TOTAL LONG-LIVED ASSETS(5):
  March 31, 2002................................  $2,471,709    $1,994,805         N/A    $4,466,514
  December 31, 2001.............................   2,377,763     1,841,800         N/A     4,219,563
TOTAL ASSETS:
  March 31, 2002................................  $2,471,709    $1,994,805    $177,896    $4,644,410
  December 31, 2001.............................   2,377,763     1,841,800     158,997     4,378,560

EXPLANATORY NOTES:
--------------------

(1) Corporate and Other represents all corporate level items, including general and administrative expenses and any intercompany eliminations necessary to reconcile to the consolidated Company totals. This caption also includes the Company's servicing business, which is not considered a material separate segment.

(2) Total revenues represents all revenues earned during the period from the assets in each segment. Revenue from the Real Estate Lending business primarily represents interest income and revenue from the Corporate Tenant Leasing business primarily represents operating lease income.

(3) Total operating and interest expense represents provision for loan losses for the Real Estate Lending business and operating costs on corporate tenant lease assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. Interest expense

                              ISTAR FINANCIAL INC.

NOTE 14--SEGMENT REPORTING (CONTINUED)
    on unsecured notes, general and administrative expense and stock-based compensation expense is included in Corporate and Other for all periods. Depreciation and amortization of $10,653, and $8,808 for the three-month periods ended March 31, 2002 and 2001, respectively, are included in the amounts presented above.

(4) Net operating income before minority interests represents net operating income before minority interest, gain on sale of corporate tenant lease assets and extraordinary loss, less total operating and interest expense, as defined in note (3) above.

(5) Total long-lived assets is comprised of Loans and Other Lending Investments, net and Corporate Tenant Lease Assets, net, for each respective segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company began its business in 1993 through private investment funds formed to take advantage of the lack of well-capitalized lenders capable of servicing the needs of high-end customers in its markets. In March 1998, the private investment funds contributed their approximately $1.1 billion of assets to the Company's predecessor in exchange for a controlling interest in that public company. In November 1999, the Company acquired its leasing subsidiary, TriNet Corporate Realty Trust, Inc. ("TriNet" or the "Leasing Subsidiary"), which was then the largest publicly-traded company specializing in the net leasing of corporate office and industrial facilities (the "TriNet Acquisition"). Concurrent with the TriNet Acquisition, the Company also acquired its former external advisor in exchange for shares of its Common Stock and converted its organizational form to a Maryland corporation. The Company's Common Stock began trading on the New York Stock Exchange under the symbol "SFI" in November 1999.

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

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO THE THREE-MONTH PERIOD ENDED
  MARCH 31, 2001

    INTEREST INCOME--Interest income decreased $11.0 million to $55.9 million for the three months ended March 31, 2002 from $66.9 million for the same period in 2001. Approximately $8.4 million of this decrease is the result of lower average one-month LIBOR rates of 1.85% in 2002 compared to 5.51% in 2001 on the Company's variable-rate lending investments. This decrease was partially offset by $16.3 million of interest income on new originations or additional fundings, net of an $18.0 million decrease from the repayment of loans and other lending investments, in addition to a decrease of $614,000 from income earned on cash and cash equivalents.

    OPERATING LEASE INCOME--Operating lease income increased $8.7 million to $58.2 million for the three months ended March 31, 2002 from $49.5 million for the same period in 2001. Of this increase, $9.4 million was attributable to new corporate tenant lease investments. This increase was partially offset by a $606,000 decrease in joint venture income and a $343,000 decrease in operating lease income resulting from asset dispositions completed in 2001.

    OTHER INCOME--Other income consists primarily of prepayment penalties and gains from the early repayment of loans and other lending investments, financial advisory and asset management fees, lease termination fees, mortgage servicing fees, loan participation payments and dividends on certain investments. During the three months ended March 31, 2002, other income included prepayment penalties and gains on loan repayments of $7.6 million, financial advisory, asset management, mortgage servicing and other fees of $1.4 million and loan participation payments of $115,000.

    During the three months ended March 31, 2001, other income included loan participation payments of $2.1 million, financial advisory fees of $868,000 and prepayment penalties of $725,000.

    INTEREST EXPENSE--For the three months ended March 31, 2002, interest expense decreased by $4.7 million to $41.7 million from $46.4 million for the same period in 2001. This decrease was primarily due to the lower average one-month LIBOR rates of 1.85% in 2002 compared to 5.51% in 2001 on the Company's variable-rate debt obligations. This decrease was partially offset by the higher average borrowings on the Company's debt obligations, term loans and unsecured notes, and by approximately $200,000 of additional amortization of deferred financing costs on the Company's debt obligations in 2002 compared to the same period in 2001.

    OPERATING COSTS--CORPORATE TENANT LEASE ASSETS--For the three months ended March 31, 2002, operating costs were comparable to the same period in 2001. Operating costs represent unreimbursed operating expenses associated with corporate tenant lease assets.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased by approximately $1.9 million to $10.7 million for the three months ended
March 31, 2002 from $8.8 million for the same period in 2001. This increase is due to new corporate tenant lease investments, partially offset by corporate tenant lease dispositions completed in 2001.

    GENERAL AND ADMINISTRATIVE--For the three months ended March 31, 2002, general and administrative expenses increased by $515,000 to $6.6 million, compared to $6.1 million for the same period in 2001. This increase is primarily the result of an increase in personnel and related costs.

    PROVISION FOR LOAN LOSSES--The Company's charge for provision for loan losses remained at $1.8 million for the three months ended March 31, 2002 as compared to the same period in 2001. As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, the Company has not realized any actual losses on any of its loan investments to date. However, the Company has considered it prudent to establish a policy of providing loan portfolio reserves for losses which may be realized in the future. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results. The Company plans to continue to recognize quarterly provisions until a stabilized reserve level is attained.

    STOCK-BASED COMPENSATION EXPENSE--Stock-based compensation expense increased by approximately $51,000 as a result of charges relating to grants of stock options and restricted shares.

    GAIN ON SALE OF CORPORATE TENANT LEASE ASSETS--During the three months ended March 31, 2002, the Company did not dispose of any corporate tenant lease assets.

    During the first quarter of 2001, the Company disposed of one corporate tenant lease asset for total proceeds of $3.9 million, and recognized a gain of approximately $555,000.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--During the three months ended March 31, 2002, the Company did not incur any losses on the early extinguishment of debt.

    In March 2001, the Company repaid a mortgage loan which had an original maturity date of December 2004. This prepayment resulted in an extraordinary loss of $1.0 million during the first quarter of 2001.

ADJUSTED EARNINGS

    Adjusted earnings represents net income computed in accordance with GAAP, before gain on sale of corporate tenant lease assets, extraordinary items and cumulative effect of change in accounting principle, plus depreciation and amortization, less preferred stock dividends, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures reflect the Company's share of adjusted earnings calculated on the same basis.

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

                                                                      FOR THE
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                2002           2001
                                                              --------       --------
                                                               (IN THOUSANDS, EXCEPT
                                                                  PER SHARE DATA)
                                                                    (UNAUDITED)
Adjusted earnings:
  Net income................................................  $57,111        $54,644
  Add: Depreciation.........................................   10,653          8,808
  Add: Joint venture depreciation and amortization..........    1,217            951
  Add: Amortization of deferred financing costs.............    5,735          5,542
  Less: Preferred dividends.................................   (9,227)        (9,227)
  Less: Gain on sale of corporate tenant lease assets.......       --           (555)
  Add: Extraordinary loss early extinguishment of debt......       --          1,037
  Add: Cumulative effect of change in accounting
    principle(1)............................................       --            282
                                                              -------        -------
Adjusted earnings allocable to common shareholders:
  Basic.....................................................  $65,489        $61,482
                                                              =======        =======
  Diluted...................................................  $65,738        $61,722
                                                              =======        =======
Adjusted earnings per common share:
  Basic.....................................................  $  0.75        $  0.72
                                                              =======        =======
  Diluted...................................................  $  0.73        $  0.71
                                                              =======        =======

EXPLANATORY NOTE:

------------------------

(1) Represents one-time effect of adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001.

RISK MANAGEMENT

    NON-ACCRUAL LOANS--The Company transfers loans to non-accrual status at such time as: (1) management believes that the potential risk exists that scheduled debt service payments will not be met within the coming 12 months; (2) the loans become 90 days delinquent; (3) management determines the borrower is incapable of, or ceased efforts toward, curing the cause of an impairment; or (4) the net realizable value of the loan's underlying collateral approximates the Company's carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. As of March 31, 2002, the Company had two assets on non-accrual status with an aggregate gross book value of $5.9 million, or 0.13% of the gross book value of the Company's investments. Each borrower remains current on all of its debt service payments to the Company, and the Company currently believes that the fair value of the collateral supports the book values of the assets.

    One of the two non-accrual loans is a $4.0 million partnership loan on two shopping malls located in the suburbs of Washington, D.C. This investment was part of a larger loan originally made by affiliates of Lazard Freres prior to the Company's acquisition of Lazard's structured finance portfolio in 1998. The loan matures in September 2003 and bears interest at 12.00%. The Company received cash payments equal to the interest due on the loan during the three months ended March 31, 2002, and the borrower remains current on its obligations to the Company. However, the Company anticipates that this loan will remain on non-accrual status for the foreseeable future.

    Additionally, the Company, through its investment in TriNet Management Operating Company, has a $2.0 million investment in debt securities that are convertible into shares of a real estate company which trades on the Mexican Stock Exchange. This investment was made by TriNet prior to its acquisition by the Company in 1999. The securities bear interest at 12.00% per annum payable in arrears on December 4th of each year. The Company received cash payments equal to the interest due on the investment through December 31, 2001, and the Company expects to be paid its interest for the year ended 2002 in December 2002. However, the Company anticipates that this investment will remain on non-accrual status for the forseeable future.

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

    The distribution requirements under the REIT provisions of the Code limit the Company's ability to retain earnings and thereby replenish or increase capital committed to its operations. However, the Company believes that its significant capital resources and access to financing will provide it with financial flexibility and market responsiveness at levels sufficient to meet current and anticipated capital requirements, including expected new lending and corporate tenant leasing transactions.

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

    The Company has three LIBOR-based secured revolving credit facilities of $700.0 million, $700.0 million and $500.0 million, respectively, which all have final maturities in fiscal year 2005. The final maturity of each of the three facilities includes a one-year "term-out" extension at the Company's option. As of March 31, 2002, the Company had drawn approximately $406.6 million, $469.1 million and $212.6 million under these facilities, respectively. Availability under these facilities is based on collateral provided under a borrowing base calculation. At March 31, 2002, the Company also had an unsecured credit facility totaling $300.0 million which bears interest at LIBOR + 2.125% and matures in July 2004, including a one-year extension at the Company's option. At March 31, 2002, the Company had not drawn any amounts under this facility.

    RECENT FINANCING ACTIVITIES--On May 17, 2000, the Company closed the inaugural offering under its proprietary matched funding program, STARs, Series 2000-1. In the initial transaction, a wholly-owned subsidiary of the Company issued $896.5 million of investment-grade bonds secured by the subsidiary's assets, which had an aggregate outstanding principal balance of approximately $1.2 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. For accounting purposes, this transaction was treated as a secured financing.

    On January 11, 2001, the Company closed a new $700.0 million secured revolving credit facility which is led by a major commercial bank. The new facility has a three-year primary term and one-year "term-out" extension option, and bears interest at LIBOR + 1.40% to 2.15%, depending upon the collateral contributed to the borrowing base. The new facility accepts a broad range of structured finance assets and has a final maturity of January 2005.

    On February 22, 2001, the Company extended the maturity of its $350.0 million unsecured revolving credit facility to May 2002.

    On May 15, 2001, the Leasing Subsidiary repaid its $100.0 million 7.30% unsecured notes.

    On June 14, 2001, the Company closed $193.0 million of term loan financing secured by 15 corporate tenant lease assets. The variable-rate loan bears interest at LIBOR + 1.85% (not to exceed 10.00%) and has two one-year extensions at the Company's option. The Company used these proceeds to repay a $77.8 million secured term loan maturing in June 2001 and to pay down a portion of its revolving credit facilities. In addition, the Company extended the final maturity of its $500.0 million secured revolving credit facility to August 12, 2003.

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

    On March 29, 2002, the Company extended the maturity of its $500.0 million secured facility to August 2005, which includes a one-year "term-out" extension at the Company's option.

    HEDGING ACTIVITIES--The Company has entered into the following cash flow hedges that are outstanding as of March 31, 2002. The net value (liability) associated with these hedges is reflected on the Company's balance sheet (in thousands).

                                                                             ESTIMATED
                                        STRIKE                                VALUE AT
                            NOTIONAL   PRICE OR      TRADE        MATURITY   MARCH 31,
TYPE OF HEDGE                AMOUNT    SWAP RATE     DATE           DATE        2002
-------------               --------   ---------   ---------      --------   ----------
Pay-Fixed Swap............  $125,000     7.058%      6/15/00      6/25/03     $ (5,958)
Pay-Fixed Swap............   125,000     7.055%      6/15/00      6/25/03       (5,954)
Pay-Fixed Swap............    75,000     5.580%      11/4/99(1)   12/1/04       (2,743)
LIBOR Cap.................    75,000     7.750%      11/4/99(1)   12/1/04          183
LIBOR Cap.................    35,000     7.750%      11/4/99(1)   12/1/04           78
                                                                              --------
Total Estimated Asset (Liability) Value...................................    $(14,394)
                                                                              ========

EXPLANATORY NOTE:

------------------------

(1) Acquired in connection with the TriNet Acquisition. (See Note 1 to the Company's Consolidated Financial Statements).

    Between January 1, 2001 and March 31, 2002, the Company had outstanding the following cash flow hedges that have expired or been settled (in thousands):

                                                  STRIKE
                                      NOTIONAL   PRICE OR     TRADE      MATURITY
TYPE OF HEDGE                          AMOUNT    SWAP RATE     DATE        DATE
-------------                         --------   ---------   --------    --------
LIBOR Cap...........................  $300,000     9.000%    3/16/98     3/16/01
Pay-Fixed Swap......................    92,000     5.714%    8/10/98      3/1/01
LIBOR Cap...........................    75,000     7.500%    7/16/98     6/19/01
LIBOR Cap...........................    38,336     7.500%    4/30/98      6/1/01

    In connection with STARs, Series 2000-1 in May 2000, the Company entered into a LIBOR interest rate cap struck at 10.00% in the notional amount of $312.0 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not change the Company's net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the terms of these arrangements are substantially the same, the effects of a revaluation of these two instruments substantially offset one another.

    Certain of the Company's corporate tenant lease joint ventures have hedging activities which are more fully described in Note 5 to the Company's Consolidated Financial Statements.

    OFF-BALANCE SHEET TRANSACTIONS--The Company is not dependent on the use of any off-balance sheet financing arrangements for liquidity. The Company has investments in five corporate tenant lease joint ventures that are accounted for under the equity method which have total debt obligations outstanding of approximately $257.7 million (see Note 5). The Company's pro rata share of the ventures' third-party debt is approximately $117.7 million. These ventures were formed for the purpose of operating, acquiring and in certain cases, developing corporate tenant lease facilities. The debt obligations of these joint ventures are non-recourse to the ventures and the Company and mature between fiscal years 2004 and 2011. They consist of six term loans bearing fixed rates per annum ranging from 6.55% to 8.43% and one variable-rate term loan with a rate of LIBOR + 1.25% per annum.

    RATINGS TRIGGERS--On July 27, 2001, the Company completed a $300.0 million unsecured revolving credit facility with a group of leading financial institutions. The new facility has an initial maturity of July 2003 with a one-year extension at the Company's option and another one-year extension at the lenders' option. The new facility replaces two prior credit facilities maturing in 2002 and 2003, and bears interest at LIBOR + 2.125% based on the Company's senior unsecured credit ratings of BB+ and Ba1 from Standard & Poor's and Moody's Investor Service, respectively. If the Company achieves a higher rating, the facility's interest rate will improve to LIBOR + 2.00%. If the Company's credit rating is downgraded (regardless of how far), the facility's interest rate will increase to LIBOR + 2.25%. In the event the Company receives two credit ratings that are not equivalent, the spread over LIBOR shall be determined by the lower of the two such ratings. As of March 31, 2002, no amounts have yet been drawn on this facility. Accordingly, management does not believe any rating changes would have a material adverse impact on the Company's results of operations. There are no other ratings triggers in any of the Company's debt instruments or other operating or financial agreements.

    DRIP PROGRAM--The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three-month periods ended March 31, 2002 and 2001, the Company issued a total of 768,369 shares and zero shares of its Common Stock through the direct stock purchase component of the plan for net proceeds of approximately $20.4 million and $0, respectively.

    STOCK REPURCHASE PROGRAM--The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of both March 31, 2002 and December 31, 2001, the Company had repurchased approximately 2.3 million shares at an aggregate cost of approximately $40.7 million.

CRITICAL ACCOUNTING POLICIES

    The Company's Consolidated Financial Statements include the accounts of the Company and all majority-owned and controlled subsidiaries. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe that there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

    Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. During the three months ended March 31, 2002, management reviewed and evaluated its critical accounting policies and believes them to be appropriate. The Company's accounting policies are described in
Note 3 to the Company's Consolidated Financial Statements.

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

    The following is a hypothetical illustration of the effects on the Company's net income and adjusted earnings per share of the full vesting of phantom units under the employment agreement with the Chief Executive Officer. During the three months ended June 30, 2001, 350,000 of the phantom shares awarded to the Chief Executive Officer became contingently vested. Absent an earlier change of control or termination of employment, these 350,000 shares will not become fully vested until March 31, 2004. Assuming that the market price of the Common Stock on March 31, 2004 is $28.90 (which was the market price of the Common Stock on March 31, 2002), the Company would incur a one-time, non-cash charge to both net income and adjusted earnings at that time equal to $10.1 million (the fair market value of the 350,000 shares at $28.90 per share). Assuming that there are
90.0 million diluted weighted average shares outstanding on March 31, 2004, the effect of the one-time, non-cash charge on diluted adjusted earnings per share would be $0.1124 per share.

    On April 29, 2002, the 500,000 unvested restricted shares awarded to the President became contingently vested as the total shareholder return (as defined) exceeded 60.00%. Under the terms of the agreement, once contingently vested, such shares will become fully vested shares (i.e., no longer subject to forfeiture) unless the executive voluntarily resigns without good reason prior to September 30, 2002. The Company will incur a non-cash charge of approximately $15.0 million related to these contingently vested shares, recognized ratably over the service period from the date of contingent vesting through September 30, 2002. Accordingly, such non-cash charge will be approximately $6.1 million and $8.9 million for the second and third quarters of 2002, respectively.

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

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in business combinations and requires intangible assets to be recognized apart from goodwill if certain tests are met. The Company does not believe the adoption of SFAS No. 141 will have a significant effect on the Company's financial position or results of operations. SFAS
No. 142 requires that goodwill not be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for companies with fiscal years beginning after March 15, 2001. The Company adopted the provisions of this statement, as required, on January 1, 2002 and the adoption did not have a significant impact on the Company.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year. The Company adopted the provisions of this statement on January 1, 2002, as required, and it did not have a significant impact on the Company.

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both FASB Statements No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, FASB Statement No. 64 ("SFAS No. 64"), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"; however, due to the nature of the Company's operations, such treatment may not be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company will adopt the provisions of this statement on January 1, 2003.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    A.  EXHIBITS

    None.

    B.  REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  iSTAR FINANCIAL INC.

                                                  REGISTRANT

Date: May 15, 2002                                /s/ JAY SUGARMAN
                                                  --------------------------------------------------
                                                  Jay Sugarman
                                                  CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                                  CHIEF EXECUTIVE OFFICER

Date: May 15, 2002                                /s/ SPENCER B. HABER
                                                  --------------------------------------------------
                                                  Spencer B. Haber
                                                  PRESIDENT, CHIEF FINANCIAL OFFICER, DIRECTOR AND
                                                  SECRETARY