Form 10-K/A
period 2001-12-31
ISTAR FINANCIAL INC
filed 2002-07-19
CIK 1095651

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

                          COMMISSION FILE NO. 1-15371
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

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------------------
                                                             2001         2000         1999         1998         1997
                                                          ----------   ----------   ----------   -----------   --------
OPERATING DATA:
Interest income.........................................  $  254,119   $  268,011   $  209,848   $   112,914   $   896
Operating lease income..................................     201,257      185,956       42,186        12,378        --
Other income............................................      28,800       17,855       12,763         2,804       991
                                                          ----------   ----------   ----------   -----------   -------
    Total revenue.......................................     484,176      471,822      264,797       128,096     1,887
                                                          ----------   ----------   ----------   -----------   -------
Interest expense........................................     170,121      173,891       91,184        44,697        --
Operating costs-corporate tenant lease assets...........      12,800       12,809        2,246            --        --
Depreciation and amortization...........................      35,642       34,514       10,340         4,287        --
General and administrative..............................      24,151       25,706        6,269         2,583       461
General and administrative--
  Stock-based compensation..............................       3,575        2,864          412         5,985        --
Provision for loan losses...............................       7,000        6,500        4,750         2,750        --
Advisory fees...........................................          --           --       16,193         7,837        --
Costs incurred in acquiring external advisor(1).........          --           --       94,476            --        --
                                                          ----------   ----------   ----------   -----------   -------
    Total expenses......................................     253,289      256,284      225,870        68,139       461
                                                          ----------   ----------   ----------   -----------   -------
Income before minority interest, gain on sales of
  corporate tenant lease assets, extraordinary loss and
  cumulative effect of change in accounting principle...     230,887      215,538       38,927        59,957     1,426
Minority interest in consolidated entities..............        (218)        (195)         (41)          (54)   (1,415)
Gain on sales of corporate tenant lease assets..........       1,145        2,948           --            --        --
Extraordinary loss on early extinguishment of debt......      (1,620)        (705)          --            --        --
Cumulative effect of change in accounting
  principle(2)..........................................        (282)          --           --            --        --
                                                          ----------   ----------   ----------   -----------   -------
Net income..............................................  $  229,912   $  217,586   $   38,886   $    59,903   $    11
Preferred dividend requirements.........................     (36,908)     (36,908)     (23,843)         (944)       --
                                                          ----------   ----------   ----------   -----------   -------
Net income allocable to common shareholders.............  $  193,004   $  180,678   $   15,043   $    58,959   $    11
                                                          ==========   ==========   ==========   ===========   =======
Basic earnings per common share(3)......................  $     2.24   $     2.11   $     0.25   $      1.40   $  0.01
                                                          ==========   ==========   ==========   ===========   =======
Diluted earnings per common share.......................  $     2.19   $     2.10   $     0.25   $      1.36   $  0.00
                                                          ==========   ==========   ==========   ===========   =======
Dividends declared per common share(4)..................  $     2.45   $     2.40   $     1.86   $      1.14   $  0.00
                                                          ==========   ==========   ==========   ===========   =======

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------------------
                                                             2001         2000         1999         1998         1997
                                                          ----------   ----------   ----------   -----------   --------
SUPPLEMENTAL DATA:
Dividends declared on preferred shares..................  $   36,578   $   36,576   $   24,819   $       929   $    --
Dividends declared on common shares.....................     213,089      205,477      116,813        60,343        --
Adjusted earnings allocable to common
  shareholders(5)(7)....................................     255,132      230,688      127,798        66,615        11
Cash flows from:
  Operating activities..................................  $  264,835   $  202,715   $  119,625   $    54,915   $ 1,271
  Investing activities..................................    (321,100)    (176,652)    (143,911)   (1,271,309)   (6,013)
  Financing activities..................................      49,183      (37,719)      48,584     1,226,208     4,924
EBITDA(6)(7)............................................     436,650      423,943      140,451       116,778        --
Ratio of EBITDA to interest expense(8)..................       2.57x        2.44x        1.54x         2.44x        --
Ratio of EBITDA to combined fixed charges(9)............       2.10x        2.01x        1.22x         2.39x        --
Ratio of earnings to fixed charges(10)..................        2.3x         2.2x         1.4x          2.3x        --
Ratio of earnings to fixed charges and preferred stock
  dividends(10).........................................        1.9x         1.9x         1.1x          2.3x        --
Weighted average common shares outstanding--basic(11)...      86,349       85,441       57,749        41,607     1,258
Weighted average common shares
  outstanding--diluted(11)..............................      88,234       86,151       60,393        43,460     2,562

BALANCE SHEET DATA:
Loans and other lending investments, net................  $2,377,763   $2,225,183   $2,003,506   $ 1,823,761   $    --
Corporate tenant lease assets, net......................   1,841,800    1,670,169    1,714,284       189,942        --
Total assets............................................   4,378,560    4,034,775    3,813,552     2,059,616    13,441
Debt obligations........................................   2,495,369    2,131,967    1,901,204     1,055,719        --
Minority interest in consolidated entities..............       2,650        6,224        2,565            --     5,175
Shareholders' equity....................................   1,787,778    1,787,885    1,801,343       970,728     6,351

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

(6) EBITDA is calculated as total revenue minus the sum of general and administrative expenses, general and administrative--stock-based compensation, provision for loan losses and operating costs on corporate tenant lease assets.

(7) Each of adjusted earnings and EBITDA should be examined in conjunction with net income as shown in the Consolidated Statements of Operations. Neither adjusted earnings nor EBITDA should be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is either measure indicative of funds available to fund the Company's cash needs or available for distribution to shareholders. The Company's management believes that adjusted earnings and EBITDA more closely approximate operating cash flow and are useful measures for investors to consider, in conjunction with net income and other GAAP measures, in evaluating the Company's financial performance. This is primarily because the Company is a commercial finance company that focuses on real estate lending and corporate tenant leasing; therefore, the Company's net income (determined in accordance with GAAP) reflects significant non-cash depreciation expense on corporate tenant lease assets. It should be noted that the Company's manner of calculating adjusted earnings and EBITDA may differ from the calculations of similarly-titled measures by other companies.

(8) The 1999 and 1998 EBITDA to interest expense ratios on a pro forma basis (see Note 4 to the Company's Conslidated Financial Statements) would have been 2.83x and 2.84x, respectively.

(9) Combined fixed charges are comprised of interest expense, capitalized interest, amortization of loan costs and preferred stock dividend requirements. The 1999 and 1998 EBITDA to combined fixed charges ratios on a pro forma basis (see Note 4 to the Company's Conslidated Financial Statements) would have been 2.23x and 2.44x, respectively.

(10) For the purposes of calculating the ratio of earnings to fixed charges, "earnings" consist of income from continuing operations before income taxes and cumulative effect of changes in accounting principles plus "fixed charges" and certain other adjustments. "Fixed charges" consist of interest incurred on all indebtedness related to continuing operations (including amortization of original issue discount) and the implied interest component of the Company's rent obligations in the years presented. For 1999, these ratios include the effect of a non-recurring, non-cash charge in the amount of approximately $94.5 million relating to the November 1999 acquisition of the former external advisor to the Company. Excluding the effect of this non-recurring, non-cash charge, the ratio of earnings to fixed charges for that period would have been 2.5x and our ratio of earnings to fixed charges and preferred stock dividends would have been 2.0x.

(11) As adjusted for one-for-six reverse stock split effected by the Company on June 19, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and Rule 12b-15 of that Act, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      iSTAR FINANCIAL INC.
                                                      REGISTRANT

Date: July 18, 2002                                   /s/ JAY SUGARMAN
                                                      ------------------------------------------------
                                                      Jay Sugarman
                                                      CHAIRMAN OF THE BOARD OF DIRECTORS

                                                      /s/ SPENCER B. HABER
                                                      ------------------------------------------------
                                                      Spencer B. Haber
                                                      PRESIDENT, CHIEF FINANCIAL OFFICER AND DIRECTOR