Form 10-Q
period 2002-06-30
ISTAR FINANCIAL INC
filed 2002-08-14
CIK 1095651

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

    Indicate by check mark whether the registrant; (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 7, 2002, there were 89,307,516 shares of common stock of iStar Financial Inc., $0.001 par value per share outstanding ("Common Stock").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ISTAR FINANCIAL INC.
                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                         --------
PART I.    Consolidated Financial Information..........................      3

Item 1.    Financial Statements:

           Consolidated Balance Sheets at June 30, 2002 and
             December 31, 2001.........................................      3

           Consolidated Statements of Operations--For the three- and
             six-month periods ended June 30, 2002 and 2001............      4

           Consolidated Statement of Changes in Shareholders'
             Equity--For the six-month period ended June 30, 2002......      5

           Consolidated Statements of Cash Flows--For the three- and
             six-month periods ended June 30, 2002 and 2001............      6

           Notes to Consolidated Financial Statements..................      7

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     38

PART II.   Other Information...........................................     51

Item 1.    Legal Proceedings...........................................     51

Item 2.    Changes in Securities and Use of Proceeds...................     51

Item 3.    Defaults Upon Senior Securities.............................     51

Item 4.    Submission of Matters to a Vote of Security Holders.........     51

Item 5.    Other Information...........................................     51

Item 6.    Exhibits and Reports on Form 8-K............................     51

SIGNATURES.............................................................     52

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ISTAR FINANCIAL INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                AS OF         AS OF
                                                               JUNE 30,    DECEMBER 31,
                                                                 2002         2001*
                                                              ----------   ------------
                                        ASSETS
Loans and other lending investments, net....................  $2,900,597    $2,377,763
Corporate tenant lease assets, net..........................   2,094,909     1,781,565
Investments in joint ventures and unconsolidated
  subsidiaries..............................................      49,817        58,226
Cash and cash equivalents...................................      18,338        15,670
Restricted cash.............................................      31,244        17,852
Accrued interest and operating lease income receivable......      29,291        26,688
Deferred operating lease income receivable..................      29,281        21,195
Deferred expenses and other assets..........................     117,273        79,601
                                                              ----------    ----------
  Total assets..............................................  $5,270,750    $4,378,560
                                                              ==========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities....  $  100,810    $   87,538
Dividends payable...........................................       5,225         5,225
Debt obligations............................................   3,272,820     2,495,369
                                                              ----------    ----------
  Total liabilities.........................................   3,378,855     2,588,132
                                                              ----------    ----------
Commitments and contingencies...............................          --            --
Minority interest in consolidated entities..................       2,580         2,650
Shareholders' equity:
Series A Preferred Stock, $0.001 par value, liquidation
  preference $50.00 per share, 4,400 shares issued and
  outstanding at June 30, 2002 and December 31, 2001,
  respectively..............................................           4             4
Series B Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 2,000 shares issued and
  outstanding at June 30, 2002 and December 31, 2001,
  respectively..............................................           2             2
Series C Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 1,300 shares issued and
  outstanding at June 30, 2002 and December 31, 2001,
  respectively..............................................           1             1
Series D Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 4,000 shares issued and
  outstanding at June 30, 2002 and December 31, 2001,
  respectively..............................................           4             4
Common Stock, $0.001 par value, 200,000 shares authorized,
  89,165 and 87,387 shares issued and outstanding at June
  30, 2002 and December 31, 2001, respectively..............          89            87
Warrants and options........................................      20,346        20,456
Additional paid-in capital..................................   2,058,484     1,997,931
Retained earnings (deficit).................................    (149,768)     (174,874)
Accumulated other comprehensive income (losses) (See Note
  12).......................................................         894       (15,092)
Treasury stock (at cost)....................................     (40,741)      (40,741)
                                                              ----------    ----------
  Total shareholders' equity................................   1,889,315     1,787,778
                                                              ----------    ----------
  Total liabilities and shareholders' equity................  $5,270,750    $4,378,560
                                                              ==========    ==========

--------------------------

*   RECLASSIFIED TO CONFORM TO 2002 PRESENTATION.

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            FOR THE               FOR THE
                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2002      2001*       2002      2001*
                                                      --------   --------   --------   --------
REVENUE:
  Interest income...................................  $ 64,395   $ 63,903   $120,271   $130,816
  Operating lease income............................    59,992     46,998    116,279     94,016
  Other income......................................     7,716      8,928     16,441     14,703
                                                      --------   --------   --------   --------
    Total revenue...................................   132,103    119,829    252,991    239,535
                                                      --------   --------   --------   --------
COSTS AND EXPENSES:
  Interest expense..................................    46,775     41,331     88,464     87,655
  Operating costs--corporate tenant lease assets....     2,983      3,273      6,006      6,506
  Depreciation and amortization.....................    11,655      8,748     22,285     17,544
  General and administrative........................     8,144      6,498     14,761     12,600
  General and administrative--stock-based
    compensation....................................     6,908      1,200      7,820      2,060
  Provision for loan losses.........................     2,000      1,750      3,750      3,500
                                                      --------   --------   --------   --------
    Total costs and expenses........................    78,465     62,800    143,086    129,865
                                                      --------   --------   --------   --------
Net income before equity in earnings from joint
  ventures and unconsolidated subsidiaries and
  minority interest.................................    53,638     57,029    109,905    109,670
Equity in earnings from joint ventures and
  unconsolidated subsidiaries.......................       418        886      1,216      3,688
Minority interest in consolidated entities..........       (41)       (41)       (81)      (136)
Income from discontinued operations.................        69         42        154        102
Gain on sale of corporate tenant lease assets.......       595      1,044        595      1,599
Extraordinary loss on early extinguishment of
  debt..............................................   (12,166)        --    (12,166)    (1,037)
Cumulative effect of change in accounting principle
  (See Note 3)......................................        --         --         --       (282)
                                                      --------   --------   --------   --------
Net income..........................................  $ 42,513   $ 58,960   $ 99,623   $113,604
Preferred dividend requirements.....................    (9,227)    (9,227)   (18,454)   (18,454)
                                                      --------   --------   --------   --------
Net income allocable to common shareholders.........  $ 33,286   $ 49,733   $ 81,169   $ 95,150
                                                      ========   ========   ========   ========
Basic earnings per common share.....................  $   0.38   $   0.58   $   0.92   $   1.11
                                                      ========   ========   ========   ========
Diluted earnings per common share...................  $   0.36   $   0.56   $   0.89   $   1.09
                                                      ========   ========   ========   ========

------------------------

*   RECLASSIFIED TO CONFORM TO 2002 PRESENTATION.

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                             SERIES A    SERIES B    SERIES C    SERIES D      COMMON        WARRANTS      ADDITIONAL
                             PREFERRED   PREFERRED   PREFERRED   PREFERRED    STOCK AT          AND         PAID-IN
                               STOCK       STOCK       STOCK       STOCK         PAR          OPTIONS       CAPITAL
                             ---------   ---------   ---------   ---------   -----------   -------------   ----------
Balance at December 31,
  2001.....................     $4          $2          $1          $4           $87          $20,456      $1,997,931
Exercise of options........     --          --          --          --             2             (264)        10,656
Dividends declared--
  preferred stock..........     --          --          --          --            --               --            165
Dividends declared--common
  stock....................     --          --          --          --            --               --             --
Restricted stock units
  issued to employees......     --          --          --          --            --               --         16,277
Options granted to
  employees................     --          --          --          --            --              154             --
Issuance of stock--DRIP....     --          --          --          --            --               --         33,455
Net income for the
  period...................     --          --          --          --            --               --             --
Change in accumulated other
  comprehensive income.....     --          --          --          --            --               --             --
                                --          --          --          --           ---          -------      ----------
Balance at June 30, 2002...     $4          $2          $1          $4           $89          $20,346      $2,058,484
                                ==          ==          ==          ==           ===          =======      ==========

                                                 ACCUMULATED
                                                    OTHER
                                 RETAINED       COMPREHENSIVE
                                 EARNINGS           INCOME       TREASURY
                                (DEFICIT)          (LOSSES)       STOCK       TOTAL
                             ----------------   --------------   --------   ----------
Balance at December 31,
  2001.....................     $(174,874)         $(15,092)     $(40,741)  $1,787,778
Exercise of options........            --                --           --        10,394
Dividends declared--
  preferred stock..........       (18,454)               --           --       (18,289)
Dividends declared--common
  stock....................       (56,063)               --           --       (56,063)
Restricted stock units
  issued to employees......            --                --           --        16,277
Options granted to
  employees................            --                --           --           154
Issuance of stock--DRIP....            --                --           --        33,455
Net income for the
  period...................        99,623                --           --        99,623
Change in accumulated other
  comprehensive income.....            --            15,986           --        15,986
                                ---------          --------      --------   ----------
Balance at June 30, 2002...     $(149,768)             $894      $(40,741)  $1,889,315
                                =========          ========      ========   ==========

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                       FOR THE                     FOR THE
                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                              -------------------------   -------------------------
                                                                 2002          2001*         2002          2001*
                                                              -----------   -----------   -----------   -----------
Cash flows from operating activities:
Net income..................................................  $    42,513   $    58,960   $    99,623   $   113,604
Adjustments to reconcile net income to cash flows provided
  by operating activities:
  Minority interest in consolidated entities................           41            41            81           136
  Non-cash expense for stock-based compensation.............        6,908         1,200         7,820         2,060
  Depreciation and amortization.............................       17,699        13,488        34,085        27,796
  Amortization of discounts/premiums, deferred interest and
    costs on lending investments............................       (7,248)      (14,429)      (12,620)      (19,301)
  Equity in earnings from joint ventures and unconsolidated
    subsidiaries............................................         (418)         (887)       (1,216)       (3,688)
  Distributions from operations of joint ventures...........        1,098         1,818         4,548         2,916
  Deferred operating lease income receivable................       (4,358)       (2,407)       (8,185)       (4,983)
  Gain on sale of corporate tenant lease assets.............         (595)       (1,044)         (595)       (1,599)
  Extraordinary loss on early extinguishment of debt........       12,166            --        12,166         1,037
  Cumulative effect of change in accounting principle.......           --            --            --           282
  Provision for loan losses.................................        2,000         1,750         3,750         3,500
  Changes in assets and liabilities:
    (Increase) decrease in accrued interest and operating
     lease income receivable................................       (3,061)        1,786        (2,605)        3,152
    Decrease (increase) in deferred expenses and other
     assets.................................................        3,031        (5,384)       (1,089)       (6,230)
    Increase (decrease) in accounts payable, accrued
     expenses and other liabilities.........................       20,269          (150)       15,611        (2,745)
                                                              -----------   -----------   -----------   -----------
  Cash flows provided by operating activities...............       90,045        54,742       151,374       115,937
                                                              -----------   -----------   -----------   -----------
Cash flows from investing activities:
  New investment originations...............................     (686,596)     (300,182)   (1,091,296)     (543,471)
  Add-on fundings under existing loan commitments...........       (7,421)      (13,327)      (15,504)      (24,442)
  Net proceeds from sale of corporate tenant lease assets...        3,702         4,079         3,702         7,834
  Repayments of and principal collections on loans and other
    lending investments.....................................      112,437       309,588       276,416       556,980
  Investments in and advances to unconsolidated joint
    ventures................................................           --          (169)         (127)         (488)
  Distributions from unconsolidated joint ventures..........           --            --            --        24,265
  Capital improvements for build-to-suit projects...........         (244)       (4,772)         (953)       (6,419)
  Capital improvement projects on corporate tenant lease
    assets..................................................         (121)       (2,083)       (1,088)       (2,083)
  Other capital expenditures on corporate tenant lease
    assets..................................................       (1,320)         (813)       (2,195)       (1,572)
                                                              -----------   -----------   -----------   -----------
  Cash flows (used in) provided by investing activities.....     (579,563)       (7,679)     (831,045)       10,604
                                                              -----------   -----------   -----------   -----------
Cash flows from financing activities:
  Borrowings under revolving credit facilities..............    1,397,239       831,117     1,759,207     1,527,493
  Repayments under revolving credit facilities..............   (1,267,640)     (689,224)   (1,441,940)   (1,344,441)
  Borrowings under term loans...............................       19,369       193,000        53,562       210,040
  Repayments under term loans...............................       (1,200)      (78,883)      (14,967)     (116,215)
  Borrowings under secured bond offerings...................      885,079            --       885,079            --
  Repayments under secured bond offerings...................     (448,717)      (99,908)     (464,252)     (101,897)
  Repayments under unsecured notes..........................           --      (100,000)           --      (100,000)
  Borrowings under other debt obligations...................           48            --            48           367
  Repayments under other debt obligations...................          (65)      (24,683)       (1,301)      (56,008)
  Common dividends paid.....................................      (56,063)      (52,651)      (56,063)     (104,087)
  Preferred dividends paid..................................       (9,145)       (9,145)      (18,289)      (18,288)
  Increase in restricted cash held in connection with debt
    obligations.............................................       (1,542)      (14,575)      (13,392)       (7,358)
  Distributions to minority interest in consolidated
    entities................................................         (111)          (41)         (151)       (3,711)
  Extraordinary loss on early extinguishment of debt........       (3,950)           --        (3,950)       (1,037)
  Payments for deferred financing costs.....................      (30,743)       (5,032)      (36,402)      (16,459)
  Proceeds from exercise of options and issuance of DRIP
    shares..................................................       16,281         6,962        35,150         8,609
                                                              -----------   -----------   -----------   -----------
  Cash flows provided by (used in) financing activities.....      498,840       (43,063)      682,339      (122,992)
                                                              -----------   -----------   -----------   -----------
Increase in cash and cash equivalents.......................        9,322         4,000         2,668         3,549
Cash and cash equivalents, at beginning of period...........        9,016        22,301        15,670        22,752
                                                              -----------   -----------   -----------   -----------
Cash and cash equivalents, at end of period.................  $    18,338   $    26,301   $    18,338   $    26,301
                                                              ===========   ===========   ===========   ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest, net of
    capitalized interest....................................  $    29,187   $    38,147   $    75,813   $    80,970
                                                              ===========   ===========   ===========   ===========

----------------------------------

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

    The Company's primary product lines include:

    - STRUCTURED FINANCE. The Company provides senior and subordinated loans that typically range in size from $20 million to $100 million to borrowers holding high-quality real estate. These loans may be either fixed or variable rate and are structured to meet the specific financing needs of the borrowers, including the acquisition or financing of large, high-quality real estate. The Company offers borrowers a wide range of structured finance options, including first mortgages, second mortgages, partnership loans, participating debt and interim facilities. The Company's structured finance transactions have maturities generally ranging from three to ten years. As of June 30, 2002, based on gross carrying values, the Company's structured finance assets represented 22.05% of its assets.

    - PORTFOLIO FINANCE. The Company provides funding to regional and national borrowers who own multiple facilities in geographically diverse portfolios. Loans are cross-collateralized to give the Company the benefit of all available collateral and underwritten to recognize inherent portfolio diversification. Property types include multifamily, suburban office, hotels and other property types where individual property values are less than $20 million on average. Loan terms are structured to meet the specific requirements of the borrower and typically range in size from $25 million to $150 million. The Company's portfolio finance transactions have maturities generally ranging from three to ten years. As of June 30, 2002, based on gross carrying values, the Company's portfolio finance assets represented 8.72% of its assets.

    - CORPORATE FINANCE. The Company provides senior and subordinated capital to corporations engaged in real estate or real estate-related businesses. Financings may be either secured or unsecured and typically range in size from $20 million to $150 million. The Company's corporate finance transactions have maturities generally ranging from five to ten years. As of June 30, 2002, based on gross carrying values, the Company's corporate finance assets represented 13.63% of its assets.

    - LOAN ACQUISITION. The Company acquires whole loans and loan participations which present attractive risk-reward opportunities. Loans are generally acquired at a small discount to the principal balance outstanding. Loan acquisitions typically range in size from $5 million to $100 million and are collateralized by all major property types. The Company's loan acquisition transactions have maturities generally ranging from three to ten years. As of June 30, 2002, based on gross carrying values, the Company's loan acquisition assets represented 9.81% of its assets.

    - CORPORATE TENANT LEASING. The Company provides capital to corporations and borrowers who control facilities leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to

                              ISTAR FINANCIAL INC.

NOTE 1--BUSINESS AND ORGANIZATION (CONTINUED) be paid by the corporate tenant on a triple net lease basis. Corporate tenant lease transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of June 30, 2002, based on gross carrying values, the Company's corporate tenant lease assets represented 40.70% of its assets.

    - SERVICING. Through its iStar Asset Services division, the Company provides rated loan servicing to third-party institutional loan portfolios, as well as to the Company's own assets. The servicing business did not represent a meaningful percentage of the gross carrying value of the Company's assets as of June 30, 2002.

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

    Concurrent with the TriNet Acquisition, the Company also acquired its former external advisor in exchange for shares of the Company's common stock ("Common Stock") and converted its

                              ISTAR FINANCIAL INC.

NOTE 1--BUSINESS AND ORGANIZATION (CONTINUED) organizational form to a Maryland corporation. As part of the conversion to a Maryland corporation, the Company replaced its former dual class common share structure with a single class of Common Stock. The Company's Common Stock began trading on the New York Stock Exchange on November 4, 1999. Prior to this date, the Company's common shares were traded on the American Stock Exchange.

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

    In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's consolidated financial position at June 30, 2002 and December 31, 2001 and the results of its operations, changes in shareholders' equity and its cash flows for the three- and six-month periods ended June 30, 2002 and 2001, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LOANS AND OTHER LENDING INVESTMENTS, NET--As described in Note 4, "Loans and Other Lending Investments" includes the following investments: senior mortgages, subordinate mortgages, corporate/ partnership loans, other lending investments-loans and other lending investments-securities. Management considers nearly all of its loan and other lending investments to be held-to-maturity, although a small number of investments may be classified as available-for-sale. Items classified as held-to-maturity are reflected at amortized historical cost, while items classified as available-for-sale are reported at fair values. Unrealized gains and losses on available-for-sale investments are included in other comprehensive income on the Company's Consolidated Balance Sheet, and are not included in the Company's net income.

    CORPORATE TENANT LEASE ASSETS AND DEPRECIATION--Corporate tenant lease assets are generally recorded at cost less accumulated depreciation. Certain improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance items are expensed as incurred. Depreciation is computed using the straight-line method of cost recovery over estimated useful lives of 40.0 years for facilities, five years for furniture and equipment, the shorter of the remaining lease term or expected life for tenant improvements and the remaining life of the facility for facility improvements.

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

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CAPITALIZED INTEREST--The Company capitalizes interest costs incurred during the construction period on qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. Interest capitalized was approximately $0 and $286,000 during the three-month periods ended June 30, 2002 and 2001, respectively, and was approximately $70,000 and $487,000 during the six-month periods ended June 30, 2002 and 2001, respectively.

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

    REVENUE RECOGNITION--The Company's revenue recognition policies are as follows:

    LOANS AND OTHER LENDING INVESTMENTS: Management considers nearly all of its loans and other lending investments to be held-to-maturity, although a small number of investments may be classified as available-for-sale. The Company reflects held-to-maturity investments at amortized cost less allowance for loan losses, acquisition premiums or discounts, deferred loan fees and undisbursed loan funds. Unrealized gains and losses on available-for-sale investments are included in other comprehensive income on the Company's Consolidated Balance Sheet and are not included in the Company's net income. On occasion, the Company may acquire loans at small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. If loans that were acquired at a premium or discount are prepaid, the Company immediately recognizes the unamortized premium or discount as a decrease or increase in the prepayment gain or loss, respectively. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as a yield adjustment. Interest income is recognized using the effective interest method applied on a loan-by-loan basis.

    A small number of the Company's loans provide for accrual of interest at specified rates which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower.

    Prepayment penalties or yield maintenance payments from borrowers are recognized as additional income when received. Certain of the Company's loan investments provide for additional interest based on the borrower's operating cash flow or appreciation of the underlying collateral. Such amounts are considered contingent interest and are reflected as income only upon certainty of collection.

    LEASING INVESTMENTS: Operating lease revenue is recognized on the straight-line method of accounting from the later of the date of the origination of the lease or the date of acquisition of the facility subject to existing leases. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as deferred operating lease income receivable on the balance sheet.

    PROVISION FOR LOAN LOSSES--The Company's accounting policies require that an allowance for estimated loan losses be maintained at a level that management, based upon an evaluation of known and inherent risks in the portfolio, considers adequate to provide for loan losses. In establishing loan

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) loss provisions, management periodically evaluates and analyzes the Company's assets, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors. Specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral less disposition costs on an individual loan basis. Management considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Management measures these impaired loans at the fair value of the loans' underlying collateral less estimated disposition costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan; however, these loans are placed on non-accrual status at such time as:
(1) management believes that the potential risk exists that scheduled debt service payments will not be met within the coming 12 months; (2) the loans become 90 days delinquent; (3) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or
(4) the net realizable value of the loan's underlying collateral approximates the Company's carrying value of such loan. While on non-accrual status, interest income is recognized only upon actual receipt. Impairment losses are recognized as direct write-downs of the related loan with a corresponding charge to the provision for loan losses. Charge-offs occur when loans, or a portion thereof, are considered uncollectible and of such little value that further pursuit of collection is not warranted. Management also provides a loan portfolio reserve based upon its periodic evaluation and analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors.

    The Company's loans are generally secured by real estate assets or are corporate lending arrangements to entities with significant rental real estate operations (e.g., an unsecured loan to a company which operates residential apartments or retail, industrial or office facilities as rental real estate). While the underlying real estate assets for the corporate lending instruments may not serve as collateral for the Company's investments in all cases, the Company evaluates the underlying real estate assets when estimating loan loss exposure because the Company's loans generally have preclusions as to how much senior and/or secured debt the customer may borrow ahead of the Company's position.

    INCOME TAXES--The Company is subject to federal income taxation at corporate rates on its "REIT taxable income"; however, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. In addition, the Company is allowed several other deductions in computing its "REIT taxable income," including non-cash items such as depreciation expense. These deductions allow the Company to shelter a portion of its operating cash flow from its dividend payout requirement under federal tax laws. The Company intends to operate in a manner consistent with and to elect to be treated as a REIT for tax purposes. iStar Operating Inc. ("iStar Operating") and TriNet Management Operating Company, Inc. ("TMOC"), the Company's taxable subsidiaries, are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in iStar Operating and TMOC. Accordingly, except for the Company's taxable subsidiaries, no current or deferred taxes are provided for in the Consolidated Financial Statements. See Note 6 for a detailed discussion on the ownership structure and operations of iStar Operating and TMOC.

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    EARNINGS (LOSS) PER COMMON SHARES--In accordance with the Statement of Financial Accounting Standards No. 128 ("FASB No. 128"), the Company presents both basic and diluted earnings per share ("EPS"). Basic earnings per share ("Basic EPS") excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share ("Diluted EPS") reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

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

    CHANGE IN ACCOUNTING PRINCIPLE--In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) in certain circumstances, a hedge of a foreign currency exposure. On January 1, 2001, the Company adopted this pronouncement, as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133." Because the Company has primarily used derivatives as cash flow hedges of interest rate risk only, the adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company. However, should the Company change its current use of such derivatives, the adoption of SFAS
No. 133 could have a more significant effect on the Company prospectively.

    Upon adoption, the Company recognized a charge to net income of approximately $282,000 and an additional charge of $9.4 million to other comprehensive income, representing the cumulative effect of the change in accounting principle.

    OTHER NEW ACCOUNTING STANDARDS--In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("SFAS No. 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement is applicable for transfers of assets and extinguishments of liabilities occurring after June 30, 2001. The Company adopted the provisions of this statement as required for all transactions entered into on or after April 1, 2001. The adoption of SFAS No. 140 did not have a significant impact on the Company.

    In July 2001, the SEC released Staff Accounting Bulletin No. 102 ("SAB 102"), "Selected Loan Loss Allowance and Documentation Issues." SAB 102 summarizes certain of the SEC's views on the

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Adoption of SAB 102 by the Company did not have a significant impact on the Company.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in business combinations and requires intangible assets to be recognized apart from goodwill if certain tests are met. SFAS
No. 142 requires that goodwill not be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. The Company adopted the provisions of both statements on January 1, 2002, as required, and the adoption did not have a significant impact on the Company.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 requires that current operations prior to the disposition of corporate tenant lease assets and prior period results of such operations be presented in discontinued operations in the Company's Consolidated Statements of Operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year. The Company adopted the provisions of this statement on January 1, 2002, as required, and it did not have a significant financial impact on the Company.

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both FASB Statements No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, FASB Statement No. 64 ("SFAS No. 64"), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"; however, due to the nature of the Company's operations, such treatment may not be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company will adopt the provisions of this statement, as required, on January 1, 2003.

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--LOANS AND OTHER LENDING INVESTMENTS

    The following is a summary description of the Company's loans and other lending investments (in thousands)(1):

                                                                                        CARRYING VALUE
                                                                                            AS OF
                                                        # OF        PRINCIPAL     --------------------------    EFFECTIVE
                                                      BORROWERS     BALANCES       JUNE 30,    DECEMBER 31,      MATURITY
   TYPE OF INVESTMENT      UNDERLYING PROPERTY TYPE   IN CLASS     OUTSTANDING       2002          2001           DATES
   ------------------      -------------------------  ---------   -------------   ----------   -------------   ------------
Senior Mortgages(3)......  Office/Residential/Retail/    25        $1,665,350     $1,629,436    $1,158,669     2002 to 2019
                           Conference Center/Mixed
                           Use/Hotel/Entertainment

Subordinate
  Mortgages(5)...........  Office/Residential/Mixed      21           596,955        594,759       585,698     2002 to 2011
                           Use/Hotel
Corporate/Partnership
  Loans..................  Office/Residential/Retail/    18           440,398        414,542       395,083     2002 to 2011
                           Mixed Use/Hotel/
                           Entertainment
Other Lending
  Investments--Loans(7)..  Office/Industrial/Mixed        5            29,085         22,161        10,818     2004 to 2008
                           Use
Other Lending
  Investments--
  Securities(8)..........  Office/Residential/Retail/     7           274,024        264,449       248,495     2003 to 2013
                           Mixed Use/Entertainment
                                                                                  ----------    ----------
Gross Carrying Value.....
                                                                                  $2,925,347    $2,398,763
Provision for Loan
  Losses.................                                                            (24,750)      (21,000)
                                                                                  ----------    ----------

Total, Net...............
                                                                                  $2,900,597    $2,377,763
                                                                                  ==========    ==========


                             CONTRACTUAL INTEREST       CONTRACTUAL INTEREST      PRINCIPAL     PARTICIPATION
   TYPE OF INVESTMENT          PAYMENT RATES(2)           ACCRUAL RATES(2)       AMORTIZATION     FEATURES
   ------------------      -------------------------  -------------------------  ------------   -------------
Senior Mortgages(3)......  Fixed: 7.03% to 10.30%     Fixed: 7.03% to 16.00%     Yes    (4)     No
                           Variable: LIBOR + 1.50%    Variable: LIBOR + 1.50%
                           to 6.50%                   to 6.50%
Subordinate
  Mortgages(5)...........  Fixed: 7.00% to 15.25%     Fixed: 7.32% to 17.00%     Yes    (4)     No
                           Variable: LIBOR + 2.12%    Variable: LIBOR + 2.78%
                           to 6.00%                   to 6.00%
Corporate/Partnership
  Loans..................  Fixed: 7.33% to 15.00%     Fixed: 7.33% to 17.50%     Yes    (4)     Yes     (6)
                           Variable: LIBOR + 3.50%    Variable: LIBOR + 3.50%
                           to 6.00%                   to 6.00%
Other Lending
  Investments--Loans(7)..  Fixed: 10.00%              Fixed: 10.00%              No             Yes     (6)
                           Variable: LIBOR + 4.75%    Variable: LIBOR + 4.75%
Other Lending
  Investments--
  Securities(8)..........  Fixed: 6.75% to 12.50%     Fixed: 6.75% to 12.50%     No             No
Gross Carrying Value.....
Provision for Loan
  Losses.................
Total, Net...............

EXPLANATORY NOTES:
----------------------------------
(1) Amounts and details are for loans outstanding as of June 30, 2002.

(2) Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR on June 30, 2002 was 1.84%.

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

(6) Under some of these loans, the lender receives additional payments representing additional interest from participation in available cash flow from operations of the property.

(7) Includes one unsecured loan with a carrying value of approximately $344 as of June 30, 2002 and approximately $403 as of December 31, 2001.

(8) Generally consists of term preferred stock or debt interests that are specifically originated or structured to meet customer financing requirements and the Company's investment criteria. These investments do not typically consist of securities purchased in the open market or as part of broadly-distributed offerings.

                              ISTAR FINANCIAL INC.

NOTE 4--LOANS AND OTHER LENDING INVESTMENTS (CONTINUED)

    During the six-month periods ended June 30, 2002 and 2001, respectively, the Company originated or acquired an aggregate of approximately $842.4 million and $543.5 million in loans and other lending investments, funded $15.5 million and $24.4 million under existing loan commitments, and received principal repayments of $276.4 million and $557.0 million.

    As of June 30, 2002, the Company had ten loans with unfunded commitments. The total unfunded commitment amount was approximately $85.9 million, of which $41.8 million was discretionary (i.e., at the Company's option) and $44.1 million was non-discretionary.

    The Company's loans and other lending investments are predominantly pledged as collateral under either the iStar Asset Receivables secured notes, the secured revolving facilities or secured term loans (see Note 7).

    The Company has reflected provisions for loan losses of approximately
$2.0 million and $1.8 million in its results of operations during the three-month periods ended June 30, 2002 and 2001, respectively, and $3.8 million and $3.5 million during the six-month periods ended June 30, 2002 and 2001, respectively. These provisions represent loan portfolio reserves based on management's evaluation of general market conditions, the Company's internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults, and the credit quality of the underlying collateral. No direct impairment reserves on specific loans were considered necessary.

NOTE 5--CORPORATE TENANT LEASE ASSETS

    The Company's investments in corporate tenant lease assets, at cost, were as follows (in thousands):

                                                       JUNE 30,    DECEMBER 31,
                                                         2002          2001
                                                      ----------   ------------
Facilities and improvements.........................  $1,793,140    $1,504,956
Land and land improvements..........................     403,388       356,830
Less: accumulated depreciation......................    (101,619)      (80,221)
                                                      ----------    ----------
  Corporate tenant lease assets, net................  $2,094,909    $1,781,565
                                                      ==========    ==========

    Under certain leases, the Company receives additional participating lease payments to the extent gross revenues of the corporate tenant exceed a base amount. The Company earned no such additional participating lease payments in the three- or six-month periods ended June 30, 2002 and 2001. In addition, the Company also receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended June 30, 2002 and 2001 were approximately $7.7 million and $6.4 million, respectively, and $14.7 million and $12.7 million for the six months ended June 30, 2002 and 2001, respectively, and are included as a reduction of "Operating costs--corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

    The Company is subject to expansion option agreements with three existing customers which could require the Company to fund and to construct up to 161,000 square feet of additional adjacent space on which the Company would receive additional operating lease income under the terms of the option agreements. In addition, upon exercise of such expansion option agreements, the corporate tenants

                              ISTAR FINANCIAL INC.

NOTE 5--CORPORATE TENANT LEASE ASSETS (CONTINUED) would be required to simultaneously extend their existing lease terms for additional periods ranging from six to ten years.

    On May 30, 2002, the Company sold one corporate tenant lease asset for net proceeds of $3.7 million, and a realized gain of approximately $595,000. The results of operations from corporate tenant lease assets sold in the current period are classified as discontinued operations even though such income was actually received by the Company prior to the asset sale. Gains on sale from corporate tenant lease assets are also classified as discontinued operations.

NOTE 6--JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARIES

    The Company's ownership percentages, its investments in and advances to unconsolidated joint ventures and subsidiaries, its respective income and the Company's pro rata share of its ventures' third-party, non-recourse debt as of June 30, 2002 are presented below (in thousands):

                                                                          PRO RATA
                                                                          SHARE OF                THIRD-PARTY DEBT
                                                        JOINT VENTURE   THIRD-PARTY    ---------------------------------------
UNCONSOLIDATED JOINT VENTURES  OWNERSHIP     EQUITY        INCOME       NON-RECOURSE       INTEREST            SCHEDULED
AND SUBSIDIARIES                   %       INVESTMENT      (LOSS)         DEBT(1)            RATE            MATURITY DATE
-----------------------------  ---------   ----------   -------------   ------------   ----------------   --------------------
UNCONSOLIDATED JOINT
  VENTURES:
  Sunnyvale..................    44.70%     $12,400        $ 1,060        $ 10,728      LIBOR + 1.25%       November 2004(2)
  CTC I......................    50.00%      11,686            707          60,361      7.66% - 7.87%     Various through 2011
  Milpitas(3)................    50.00%      24,555          1,512          39,846          6.55%            November 2005
  ACRE Simon.................    20.00%       5,173            (34)          6,545      7.61% - 8.43%     Various through 2011
  Sierra.....................    50.00%          --            (36)             --           N/A                  N/A
UNCONSOLIDATED SUBSIDIARIES:
  iStar Operating............    95.00%      (4,132)        (1,993)             --           N/A                  N/A
  TMOC.......................    95.00%         135             --              --           N/A                  N/A
                                            -------        -------        --------
    Total....................               $49,817        $ 1,216        $117,480
                                            =======        =======        ========

EXPLANATORY NOTES:
------------------------------

(1) The Company reflects its pro rata share of third-party, non-recourse debt, rather than the total amount of the joint venture debt, because the third-party, non-recourse debt held by the joint ventures is not guaranteed by the Company nor does the Company have any additional commitment to fund the debt.

(2) Maturity date reflects a one-year extension at the venture's option.

(3) As of July 2, 2002, the Company owns 100.00% of Milpitas, which will be consolidated for accounting purposes in future periods.

    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES: At June 30, 2002, the Company had investments in four joint ventures: (1) TriNet Sunnyvale Partners L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant; (2) Corporate Technology Centre Associates, LLC ("CTC I"), whose external member is Corporate Technology Centre Partners, LLC; (3) TriNet Milpitas Associates, LLC ("Milpitas"), whose external member is The Prudential Insurance Company of America; and (4) ACRE Simon, LLC ("ACRE"), whose external partner is William E. Simon & Sons Realty Investments, LLC. These ventures were formed for the purpose of operating, acquiring and, in certain cases, developing corporate tenant lease facilities.

                              ISTAR FINANCIAL INC.

NOTE 6--JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARIES (CONTINUED)
    At June 30, 2002, the ventures comprised 23 net leased facilities. The Company's combined investment in these joint ventures at June 30, 2002 was $53.8 million. The joint ventures' carrying value for the 23 facilities owned at June 30, 2002 was $332.0 million. In the aggregate, the joint ventures had total assets of $373.9 million and total liabilities of $268.0 million as of June 30, 2002, and net income of $2.8 million and $6.6 million for the three and six months ended June 30, 2002. The Company accounts for these investments under the equity method because the Company's joint venture partners have certain participating rights which limit the Company's control.

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

    On April 1, 2002, the former Sierra Land Ventures ("Sierra") joint venture partner assigned its 50.00% ownership interest in Sierra to a wholly owned subsidiary of the Company. There was no cash or shares exchanged in this transaction. As of April 1, 2002, the Company owns 100.00% of the corporate tenant lease asset previously held by Sierra and therefore consolidates this asset for accounting purposes.

    On July 2, 2002, the Company paid approximately $30.5 million in cash to the former member of the Milpitas joint venture in exchange for its 50.00% ownership interest. Pursuant to the terms of the joint venture agreement, the former external member had the right to convert its interest into 984,476 shares of Common Stock of the Company at any time during the period February 1, 2002 through January 31, 2003. On May 2, 2002, the former Milpitas external member exercised this right. Upon the external member's exercise of its conversion right, the Company had the option to acquire the partner's interest for cash, instead of shares, for a payment equal to the value of 984,476 shares of Common Stock multiplied by the ten-day average closing stock price as of the transaction date. The Company made such election and, as of July 2, 2002, owns 100.00% of Milpitas, which will be consolidated for accounting purposes in future periods.

    Income generated from the Company's joint venture investments and unconsolidated subsidiaries is included in "Equity in earnings from joint ventures and unconsolidated subsidiaries" on the Consolidated Statements of Operations.

    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES: The Company has an investment in iStar Operating, a taxable subsidiary that, through a wholly-owned subsidiary, services the Company's loans and certain loan portfolios owned by third parties. The Company owns all of the non-voting preferred stock and a 95.00% economic interest in iStar Operating. An affiliate of the Company's largest shareholder is the owner of all the voting common stock and a 5.00% economic interest in iStar Operating. As of June 30, 2002, there have never been any distributions to the common shareholder, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of iStar Operating at fair market value, which the Company believes to be nominal. In addition to the direct general and administrative costs of iStar Operating, the Company allocates a portion of its general overhead expenses to iStar Operating based on the number of employees at iStar Operating as a percentage of the Company's total employees.

                              ISTAR FINANCIAL INC.

NOTE 6--JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARIES (CONTINUED)
    In addition, the Company has an investment in TMOC, a taxable noncontrolled subsidiary that has a $2.0 million investment in a real estate company based in Mexico. The Company owns 95.00% of the outstanding voting and non-voting common stock (representing 1.00% voting power and 95.00% of the economic interest) in TMOC. The other two owners of TMOC stock are executives of the Company, who own a combined 5.00% of the outstanding voting and non-voting common stock (representing 99.00% voting power and 5.00% economic interest) in TMOC. As of June 30, 2002, there have never been any distributions to the common shareholders, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of TMOC at fair market value, which the Company believes to be nominal.

    Both iStar Operating and TMOC were formed as taxable corporations for purposes of maintaining compliance with the REIT provisions of the Code and are accounted for under the equity method for financial statement reporting purposes and are presented in "Investments in joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Balance Sheet. If they were consolidated with the Company for financial statement purposes, they would not have a material impact on the Company's operations. As of June 30, 2002, these corporations have no debt obligations.

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--DEBT OBLIGATIONS

    As of June 30, 2002 and December 31, 2001, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

                                                   CARRYING VALUE AS OF
                                     MAXIMUM     -------------------------              STATED                    SCHEDULED
                                      AMOUNT      JUNE 30,    DECEMBER 31,             INTEREST                    MATURITY
                                    AVAILABLE       2002          2001                 RATES(1)                      DATE
                                    ----------   ----------   ------------   -----------------------------   --------------------
SECURED REVOLVING CREDIT
  FACILITIES:
  Line of credit..................  $  700,000   $  329,550    $  312,300        LIBOR + 1.75% - 2.25%          March 2005(2)
  Line of credit..................     700,000      574,475       439,309        LIBOR + 1.40% - 2.15%         January 2005(2)
  Line of credit..................     500,000      313,788       148,937        LIBOR + 1.50% - 1.75%          August 2005(2)
UNSECURED REVOLVING CREDIT
  FACILITIES:
  Line of credit..................     300,000           --            --           LIBOR + 2.125%               July 2004(3)
                                    ----------   ----------    ----------
  Total revolving credit
    facilities....................  $2,200,000    1,217,813       900,546
                                    ==========
SECURED TERM LOANS:
  Secured by corporate tenant
    lease assets..................                  193,000       193,000            LIBOR + 1.85%               July 2006(4)
  Secured by corporate tenant
    lease assets..................                  145,834       147,520                7.44%                    March 2009
  Secured by corporate lending
    investments...................                   60,000        60,000            LIBOR + 2.50%               June 2004(3)
                                                                                                             Various through 2022
  Secured by corporate tenant                        96,099        55,819           6.00% - 11.38%
    lease assets..................
  Secured by corporate lending
    investments...................                   50,000        50,000            LIBOR + 2.50%               July 2006(3)
                                                 ----------    ----------
  Total term loans................                  544,933       506,339
  Plus: debt premium..............                      253           274
                                                 ----------    ----------
  Total secured term loans........                  545,186       506,613

ISTAR ASSET RECEIVABLES SECURED
  NOTES:
  STARs Series 2000-1:
    Class A.......................                       --        81,152            LIBOR + 0.30%              August 2003(5)
    Class B.......................                       --        94,055            LIBOR + 0.50%             October 2003(5)
    Class C.......................                       --       105,813            LIBOR + 1.00%             January 2004 (5)
    Class D.......................                       --        52,906            LIBOR + 1.45%               June 2004(5)
    Class E.......................                       --       123,447            LIBOR + 2.75%             January 2005(5)
    Class F.......................                       --         5,000            LIBOR + 3.15%             January 2005(5)
  STARs Series 2002-1:
    Class A1......................                  248,121            --            LIBOR + 0.26%               June 2004(6)
    Class A2......................                  381,296            --            LIBOR + 0.38%             December 2009(6)
    Class B.......................                   39,955            --            LIBOR + 0.65%              April 2011(6)
    Class C.......................                   26,637            --            LIBOR + 0.75%               May 2011(6)
    Class D.......................                   21,310            --            LIBOR + 0.85%             January 2012(6)
    Class E.......................                   42,619            --           LIBOR + 1.235%             January 2012(6)
    Class F.......................                   26,637            --           LIBOR + 1.335%             January 2012(6)
    Class G.......................                   21,309            --           LIBOR + 1.435%             January 2012(6)
    Class H.......................                   26,637            --                6.35%                 January 2012(6)
    Class J.......................                   26,637            --                6.35%                   May 2012(6)
    Class K.......................                   26,637            --                6.35%                   May 2012(6)
                                                 ----------    ----------
  Total iStar Asset Receivables
    secured notes.................                  887,795       462,373
  Less: debt discount.............                   (4,559)           --
                                                 ----------    ----------
  Total iStar Asset Receivables
    secured notes.................                  883,236       462,373

UNSECURED NOTES:
  6.75% Dealer Remarketable
    Securities(7)(8)(9)                             125,000       125,000                6.75%                    March 2013
  7.70% Notes(7)(9)...............                  100,000       100,000                7.70%                    July 2017
  7.95% Notes(7)(9)...............                   50,000        50,000                7.95%                     May 2006
  8.75% Notes.....................                  350,000       350,000                8.75%                   August 2008
                                                 ----------    ----------
  Total unsecured notes...........                  625,000       625,000
  Less: debt discount.............                  (13,698)      (15,698)
                                                 ----------    ----------
  Total unsecured notes...........                  611,302       609,302

OTHER DEBT OBLIGATIONS............                   15,283        16,535               Various                    Various
                                                 ----------    ----------
TOTAL DEBT OBLIGATIONS............               $3,272,820    $2,495,369
                                                 ==========    ==========

                              ISTAR FINANCIAL INC.

NOTE 7--DEBT OBLIGATIONS (CONTINUED)

EXPLANATORY NOTES:
------------------------------

(1) Substantially all variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR on June 30, 2002 was 1.84%.

(2) Maturity date reflects a one-year "term-out" extension at the Company's option.

(3) Maturity date reflects a one-year extension at the Company's option.

(4) Maturity date reflects two one-year extensions at the Company's option.

(5) On May 28, 2002, the STARs, Series 2000-1 bonds were repaid in full.

(6) Principal payments on these bonds are a function of the principal repayments on loan or corporate tenant lease assets which collateralize these obligations. The dates indicated above represent the expected date on which the final payment would occur for such class based on the assumptions that the loans which collateralize the obligations are not voluntarily prepaid, the loans are paid on their effective maturity dates and no extensions of the effective maturity dates of any of the loans are granted. The final maturity date for the underlying indenture on class A1 is May 28, 2017 and the final maturity date for classes A2, B, C, D, E, F, G, H, J and K is
    May 28, 2020.

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

(9) These obligations were assumed as part of the acquisition of TriNet. As part of the accounting for the purchase, these fixed-rate obligations were considered to have stated interest rates which were below the then-prevailing market rates at which the Leasing Subsidiary could issue new debt obligations and, accordingly, the Company ascribed a market discount to each obligation. Such discounts are amortized as an adjustment to interest expense using the effective interest method over the related term of the obligations. As adjusted, the effective annual interest rates on these obligations were 8.81%, 9.51% and 9.04% for the 6.75% Dealer Remarketable Securities, 7.70% Notes and 7.95% Notes, respectively.

    Availability of amounts under the secured revolving credit facilities are based on percentage borrowing base calculations. In addition, certain of the Company's debt obligations contain covenants. These covenants are both financial and non-financial in nature. Significant financial covenants include limitations on the Company's ability to incur indebtedness beyond specified levels, restrictions on the Company's ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. Significant non-financial covenants include a requirement in its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control.

    On May 17, 2000, the Company closed the inaugural offering under its proprietary matched funding program, STARs, Series 2000-1. In the initial transaction, a wholly-owned subsidiary of the Company issued $896.5 million of investment-grade bonds secured by the subsidiary's assets, which had an aggregate outstanding principal balance of approximately $1.2 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. Of the assets of the subsidiary secured by this financing, 73.96% (by gross carrying value) consisted of first mortgages and subsequent lien positions and the remaining 26.04% consisted of junior loans. For accounting purposes, this transaction was treated as a secured financing: the underlying assets and STARs liabilities remained on the Company's Consolidated Balance Sheet and no gain on sale was recognized. On May 28, 2002, the Company fully repaid these bonds.

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

                              ISTAR FINANCIAL INC.

NOTE 7--DEBT OBLIGATIONS (CONTINUED)

    On February 22, 2001, the Company extended the maturity of its $350.0 million unsecured revolving credit facility to May 2002. On July 27, 2001, the Company repaid this facility and replaced it with a new
$300.0 million unsecured revolving credit facility.

    On May 15, 2001, the Company repaid its $100.0 million 7.30% unsecured notes. These notes were senior unsecured obligations of the Leasing Subsidiary and ranked equally with the Leasing Subsidiary's other senior unsecured and unsubordinated indebtedness.

    On June 14, 2001, the Company closed $193.0 million of term loan financing secured by 15 corporate tenant lease assets. The variable-rate loan bears interest at LIBOR + 1.85% (not to exceed 10.00% in aggregate) and has two one-year extensions at the Company's option. The Company used these proceeds to repay a $77.8 million secured term loan maturing in June 2001 and to pay down a portion of its revolving credit facilities. In addition, the Company extended the maturity of its $500.0 million secured revolving credit facility to August 12, 2003. On March 29, 2002, the Company again extended the final maturity of this facility to August 2005, which includes a one-year "term-out" extension at the Company's option.

    On July 6, 2001, the Company financed a $75.0 million structured finance asset with a $50.0 million term loan bearing interest at LIBOR + 2.50%. The loan has a maturity of July 2006, including a one-year extension at the Company's option. This investment is a $75.0 million term preferred investment in a publicly-traded real estate customer. The Company's investment carries an initial current yield of 10.50%, with annual increases of 0.50% in each of the next two years. In addition, the Company's investment is convertible into the customer's common stock at a strike price of $25.00 per share. The investment is callable by the customer between months 13 and 30 of the term at a yield maintenance premium, and after month 30, at a premium sufficient to generate a 14.62% internal rate of return on the Company's investment. The investment is putable by the Company to the customer for cash after five years.

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

    On May 28, 2002, the Company fully repaid the then remaining $446.2 million of bonds outstanding under its STARs, Series 2000-1 financing. Simultaneously, a wholly-owned subsidiary of the Company issued STARs, Series 2002-1, consisting of $885.1 million of investment-grade bonds secured by the subsidiary's structured finance and corporate tenant lease assets, which had an aggregate outstanding principal balance of approximately $1.1 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The weighted average interest rate on the bonds, on an all-floating rate basis, was approximately LIBOR + 0.56% at

                              ISTAR FINANCIAL INC.

NOTE 7--DEBT OBLIGATIONS (CONTINUED)
inception. For accounting purposes, this transaction was treated as a secured financing: the underlying assets and STARs liabilities remained on the Company's Consolidated Balance Sheet, and no gain on sale was recognized.

    As of June 30, 2002, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2002 (remaining six months).................................  $   15,283
2003........................................................          --
2004........................................................     308,120
2005........................................................   1,221,196
2006........................................................     293,000
Thereafter..................................................   1,453,225
                                                              ----------
Total principal maturities..................................   3,290,824
Net unamortized debt discounts..............................     (18,004)
                                                              ----------
Total debt obligations......................................  $3,272,820
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

    CONCENTRATION OF SHAREHOLDER OWNERSHIP--On October 30, 2001, SOFIV SMT Holdings, L.P. ("SOF IV") and certain of its affiliates sold 18.975 million shares of Common Stock (including the subsequently exercised 2.475 million share over-allotment option granted to the underwriters) owned by them. In addition, on May 15, 2002, SOF IV sold 10.808 million shares of Common Stock (including the subsequently exercised 808,200 share over-allotment option granted to the underwriters) owned by them. The Company did not sell any shares in these offerings. As a result of the secondary offerings, SOF IV currently owns approximately 25.62% of the Company's Common Stock (based on the diluted sharecount as of June 30, 2002).

    STOCK REPURCHASE PROGRAM--The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit

                              ISTAR FINANCIAL INC.

NOTE 8--SHAREHOLDERS' EQUITY (CONTINUED) facilities if the Company determines that it is advantageous to do so. The Company has not made any repurchases under this program since November 2000. As of both June 30, 2002 and December 31, 2001, the Company had repurchased approximately 2.3 million shares at an aggregate cost of approximately
$40.7 million.

    DRIP PROGRAM--The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three-month periods ended June 30, 2002 and 2001, the Company issued a total of 459,451 and 9,910 shares of its Common Stock, respectively, and during the six-month periods ended June 30, 2002 and 2001, the Company issued a total of 1,227,820 and 9,910 shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three-month periods ended June 30, 2002 and 2001, were approximately $13.0 million and $262,000, respectively, and $33.4 million and $262,000 during the six-month periods ended June 30, 2002 and 2001, respectively.

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

                              ISTAR FINANCIAL INC.

NOTE 9--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The Company has entered into the following cash flow hedges that are outstanding as of June 30, 2002. The net value (liability) associated with these hedges is reflected on the Company's Consolidated Balance Sheet (in thousands).

                                        STRIKE                                ESTIMATED
                            NOTIONAL   PRICE OR     TRADE        MATURITY     VALUE AT
TYPE OF HEDGE                AMOUNT    SWAP RATE     DATE          DATE     JUNE 30, 2002
-------------               --------   ---------   --------      --------   -------------
Pay-Fixed Swap............  $125,000     7.058%    6/15/00       6/25/03       $(6,048)
Pay-Fixed Swap............   125,000     7.055%    6/15/00       6/25/03        (6,045)
Pay-Fixed Swap............    75,000     5.580%    11/4/99(1)    12/1/04        (4,237)
LIBOR Cap.................   345,000     8.000%    5/22/02       5/28/14        14,598
LIBOR Cap.................    75,000     7.750%    11/4/99(1)    12/1/04           100
LIBOR Cap.................    35,000     7.750%    11/4/99(1)    12/1/04            42
                                                                               -------
Total Estimated Asset (Liability) Value.........                               $(1,590)
                                                                               =======

EXPLANATORY NOTE:
------------------------

(1) Acquired in connection with the TriNet Acquisition.

    Between January 1, 2001 and June 30, 2002, the Company had outstanding the following cash flow hedges that have expired or been settled (in thousands):

                                                     STRIKE
                                         NOTIONAL   PRICE OR     TRADE     MATURITY
TYPE OF HEDGE                             AMOUNT    SWAP RATE     DATE       DATE
-------------                            --------   ---------   --------   --------
LIBOR Cap..............................  $300,000     9.000%    3/16/98    3/16/01
Pay-Fixed Swap.........................    92,000     5.714%    8/10/98     3/1/01
LIBOR Cap..............................    75,000     7.500%    7/16/98    6/19/01
LIBOR Cap..............................    38,336     7.500%    4/30/98     6/1/01

    In connection with the STARs, Series 2002-1 in May 2002, the Company entered into a LIBOR interest rate cap struck at 8.00% in the notional amount of $345.0 million. The Company utilizes the provisions of SFAS No. 133 with respect to such instruments. SFAS No. 133 provides that the up-front fees paid on option-based products such as caps should be expensed into earnings based on the allocation of the premium to the affected periods as if the agreement were a series of "caplets." These allocated premiums are then reflected as a charge to income (as part of interest expense) in the affected period.

    In connection with the STARs, Series 2000-1 in May 2000, the Company entered into a LIBOR interest rate cap struck at 10.00% in the notional amount of $312.0 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments did not change the Company's net interest rate risk exposure, they did not qualify as hedges and changes in their respective values were charged to earnings. As the terms of these arrangements were substantially the same, the effects of a revaluation of these two instruments substantially offset one another. On May 28, 2002, these instruments were settled and are no longer outstanding.

    On May 28, 2002, in connection with the STARs, Series 2002-1 transaction, the Company paid a premium of $13.7 million for an interest rate cap. Using the "caplet" methodology discussed above, amortization of the cap premium is dependent upon the actual value of the cap over time.

                              ISTAR FINANCIAL INC.

NOTE 9--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS (CONTINUED)
    During the year ended December 31, 1999, the Company refinanced its $125.0 million term loan maturing March 15, 1999 with a $155.4 million term loan maturing March 5, 2009. The new term loan bears interest at 7.44% per annum, payable monthly, and amortizes over an approximately 22-year schedule. The new term loan represented forecasted transactions for which the Company had previously entered into U.S. Treasury-based hedging transactions. The net
$3.4 million cost of the settlement of such hedges has been deferred and is being amortized as an increase to the effective financing cost of the new term loan over its effective ten-year term.

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

    Substantially all of the Company's corporate tenant lease assets (including those held by joint ventures) and loans and other lending investments are collateralized by facilities located in the United States, with significant concentrations (i.e., greater than 10.00%) as of June 30, 2002 in California (21.60%) and Texas (13.26%). As of June 30, 2002, the Company's investments also contain greater than 10.00% concentrations in the following asset types: office (47.40%), hotel lending (12.24%) and industrial (11.76%).

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

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS

    The Company's 1996 Long-Term Incentive Plan (the "Plan") is designed to provide incentive compensation for officers, other key employees and directors of the Company. The Plan provides for awards of stock options and shares of restricted stock and other performance awards. The maximum number of shares of Common Stock available for awards under the Plan is 9.00% of the outstanding shares of Common Stock, calculated on a fully diluted basis, from time to time; provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 5.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan, other than automatic awards to non-employee directors, are at the discretion of the Board or a committee of the Board. At June 30, 2002, a total of approximately
8.2 million shares of Common Stock were available for awards under the Plan, of which options to purchase approximately 4.6 million shares of Common Stock were outstanding and approximately 582,000 shares of restricted stock were outstanding.

    Concurrently with the Recapitalization Transactions, the Company issued approximately 2.5 million (as adjusted) fully vested and immediately exercisable options to purchase shares of Common Stock at

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED)
$14.72 per share (as adjusted) to its former advisor with a term of ten years. The former advisor granted a portion of these options to its employees and the remainder was allocated to an affiliate. Upon the acquisition of its former advisor, these individuals became employees of the Company. In general, the grants to these employees provided for scheduled vesting over a predefined service period of three to five years and, under certain conditions, provide for accelerated vesting. These options expire on March 15, 2008.

    Changes in options outstanding during the six months ended June 30, 2002 are as follows:

                                                               NUMBER OF SHARES
                                                     ------------------------------------   AVERAGE
                                                                 NON-EMPLOYEE                STRIKE
                                                     EMPLOYEES    DIRECTORS       OTHER      PRICE
                                                     ---------   ------------   ---------   --------
OPTIONS OUTSTANDING, DECEMBER 31, 2001.............  3,783,222      296,379     1,036,163    $18.98
  Granted in 2002..................................         --       90,000            --    $29.82
  Exercised in 2002................................   (353,606)    (104,400)      (92,448)   $18.98
  Forfeited in 2002................................     (9,772)      (4,600)           --    $22.25
                                                     ---------     --------     ---------
OPTIONS OUTSTANDING, JUNE 30, 2002.................  3,419,844      277,379       943,715
                                                     =========     ========     =========

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED) The following table summarizes information concerning outstanding and exercisable options as of June 30, 2002:

                                    OPTIONS OUTSTANDING                   OPTIONS
                            ------------------------------------        EXERCISABLE
                                           WEIGHTED                ----------------------
                                            AVERAGE     WEIGHTED                 WEIGHTED
                                           REMAINING    AVERAGE                  AVERAGE
                              OPTIONS     CONTRACTUAL   EXERCISE    CURRENTLY    EXERCISE
EXERCISE PRICE RANGE        OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
--------------------        -----------   -----------   --------   -----------   --------
$14.72 - $15.00(1)           1,091,721        6.07       $14.73       736,944     $14.73
$16.69 - $16.88                765,681        7.53       $16.86       399,861     $16.86
$17.38 - $17.56                435,000        7.72       $17.39       252,501     $17.39
$19.50 - $19.69              1,597,107        8.59       $19.69       480,193     $19.69
$20.33 - $21.44                219,716        4.99       $21.00       112,084     $21.07
$22.44                          13,333        8.26       $22.44            --     $   --
$23.32 - $23.64                 44,073        3.57       $23.53        32,529     $23.52
$24.13 - $24.94                183,700        5.44       $24.54       183,034     $24.54
$25.10 - $26.09                 14,800        4.25       $26.02        14,134     $26.06
$26.30 - $26.97                 77,900        2.10       $26.80        76,567     $26.80
$27.00                          25,000        8.99       $27.00         8,334     $27.00
$28.54 - $29.82                 90,188        9.45       $29.68        90,188     $29.68
$30.33                          67,275        1.50       $30.33        67,275     $30.33
$33.15 - $33.70                 10,350        0.47       $33.39        10,350     $33.39
$55.39                           5,094        6.92       $55.39         5,094     $55.39
                             ---------        ----       ------     ---------     ------
                             4,640,938        7.17       $18.73     2,469,088     $19.05
                             =========        ====       ======     =========     ======

EXPLANATORY NOTE:
------------------------

(1) Includes approximately 764,000 options which were granted, on a fully exercisable basis, in connection with the Recapitalization Transactions, and which are now held by an affiliate of SOF IV. Beneficial interests in these options were subsequently regranted by that affiliate to employees of it and its affiliates, subject to vesting requirements. In the event that these employees forfeit such options, they revert to an affiliate of SOF IV, which may regrant them at its discretion. As of June 30, 2002, approximately 416,000 of these options have become exercisable by the beneficial owners. Of this total, approximately 215,000 have been exercised as of June 30, 2002.

    The Company has elected to use the intrinsic method for accounting for options issued to employees or directors, as allowed under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation" and, accordingly, recognizes no expense in connection with these options to the extent that the options' exercise prices equals or exceeds the quoted prices of the Company's shares of Common Stock on the grant or investment dates. However, in connection with the acquisition of the Company's former external advisor, the Company recognized a deferred stock-based compensation charge of approximately $5.1 million. This deferred charge represents the difference between the Company's closing stock price on the date it acquired its former external advisor (which was $20.25), and the strike price of $14.72 per share (as adjusted) for the unvested portion of the options granted to the former external advisor's employees, who are now employees of the Company. This deferred charge is being amortized over the related remaining vesting

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED) terms to the individual employees as an additional expense under "General and administrative--stock-based compensation" on the Company's Consolidated Statements of Operations.

    In addition, in connection with the original grant of options in March 1998 to its former external advisor, the Company utilized the option value method as required by SFAS No. 123. An independent financial advisory firm estimated the value of these options at the date of grant to be approximately $2.40 per share using a Black-Scholes valuation model. In the absence of comparable historical market information for the Company, the advisory firm utilized assumptions consistent with activity of a comparable peer group of companies, including an estimated option life of five years, a 27.50% volatility rate and an estimated annual dividend rate of 8.50%. The resulting $6.0 million charge to earnings was calculated as the number of options allocated to the former external advisor multiplied by their then estimated value, and was reflected in the Company's first quarter 1998 financial results.

    Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

    During the six months ended June 30, 2002, the Company granted 39,950 restricted shares to employees that vest proportionately over three years on the anniversary date of the initial grant.

    During the year ended December 31, 2001, the Company granted 95,109 restricted shares to employees in lieu of cash bonuses for the year ended December 31, 2000 at the employees' election. These restricted shares were immediately vested on the date of grant and were not transferable for a period of one year following vesting.

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

    For accounting purposes, the Company measures compensation costs for these 278,705 shares as of the date of the grant and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the respective vesting period. Such amounts appear on the Company's Consolidated Statements of Operations under "General and administrative--stock-based compensation expense."

    During the year ended December 31, 2001, the Company entered into a new three-year employment agreement with its Chief Executive Officer. Under the agreement, the Chief Executive Officer receives an annual base salary of $1.0 million. He may also receive a bonus, which is targeted to be an amount equal to his base salary, if the Company achieves certain performance targets set by the Compensation Committee. The bonus award may be increased or reduced from the target depending upon the degree to which the performance goals are exceeded or are not met, and may not exceed 200.00% of his base salary. The bonus is reduced by the amount of any dividends paid to the Chief Executive Officer in respect of phantom shares (described below) which are awarded to him and have contingently vested. As part of this agreement, the Company confirmed a prior grant of 750,000 stock options made to the executive on March 2, 2001 with an exercise price of $19.69, which represented the market price at the date of the original contingent grant. However, because the grant required further approval by the Compensation Committee and the Board of Directors, no measurement date occurred for accounting purposes until such approvals were made, at which point

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED) the market price of the Company's Common Stock was $24.90. Accordingly, an aggregate charge of approximately $3.9 million is being recognized with respect to these options over the terms of this agreement and is reflected on the Company's Consolidated Statements of Operations under "General and administrative--stock-based compensation." These options will vest in three equal installments of 250,000 shares in each January beginning in January 2002.

    The Company also granted the executive 2.0 million unvested phantom shares, each of which represents one share of the Company's Common Stock. These shares will vest in installments of 350,000 shares, 650,000 shares, 600,000 shares and 400,000 shares on a contingent basis if the 60-day average closing price of the Company's Common Stock achieves thresholds of $25.00, $30.00, $34.00 and $37.00, respectively. As of June 30, 2002, the $25.00 and $30.00 thresholds have been attained, and a total of 1,000,000 of these shares have contingently vested. Shares that have contingently vested generally will not become fully vested until the end of the three-year term of the agreement, except upon certain termination or change of control events. Further, if the average stock price drops below certain specified levels for a 60-day period prior to such date, such phantom shares would not fully vest and would be forfeited. The executive will receive dividends on shares that have contingently or fully vested and have not been forfeited under the terms of the agreement, if and when the Company declares and pays dividends on its Common Stock. Because no shares have been issued, dividends received on these phantom shares, if any, will be reflected as compensation expense by the Company. For accounting purposes, this arrangement will be treated as a contingent, variable plan and no additional compensation expense will be recognized until the shares, in whole or in part, become irrevocably vested, whereupon the Company will reflect a charge equal to the then fair value of the phantom shares irrevocably vested.

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

    Until shares under the agreement are otherwise vested or forfeited, the executive will receive dividends on the share grant during the term of the agreement if and when the Company declares and pays dividends on its Common Stock. For financial statement purposes, such dividends were accounted for in a manner consistent with the Company's normal Common Stock dividends as a reduction to retained earnings. These restricted shares were contingently vested at June 30, 2002. For accounting

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED) purposes, this arrangement had been treated as a contingent, variable plan until the contingent targets were met.

    On April 29, 2002, the 500,000 unvested restricted shares awarded to the President became contingently vested as the total shareholder return (as defined above) exceeded 60.00%. Under the terms of the agreement, once contingently vested, such shares will become fully vested shares (i.e., no longer subject to forfeiture) as of September 30, 2002, unless, as described above, the executive voluntarily resigns without good reason prior to that date. The Company will incur a non-cash charge of approximately $15.0 million related to these contingently vested shares, recognized ratably over the service period from the date of contingent vesting through September 30, 2002. Accordingly, the non-cash charge recognized for the three months ended June 30, 2002 was approximately $6.1 million, and the remaining non-cash charge of approximately $8.9 million will be recognized during the three months ended September 30, 2002.

    Certain affiliates of SOF IV and the Company's Chief Executive Officer have agreed to reimburse the Company for the value of restricted shares awarded to the President in excess of 350,000 shares, net of tax benefits realized by the Company or its shareholders on account of compensation expense deductions. The reimbursement obligation arises once the restricted shares have become fully vested, which is anticipated to be September 30, 2002. In the case of the SOFI IV affiliates, the reimbursement payment must be made through the delivery of cash or shares of Common Stock within five days following the full vesting date. If these entities do not have sufficient cash or shares of Common Stock on hand to make the payment, they may defer the payment until the later of: (1) six months after the restricted shares become fully vested; or (2) the last day of the calendar year in which the restricted shares become fully vested. In the case of the Chief Executive Officer, the reimbursement will be made through the forfeiture of contingently vested phantom shares awarded to him under his employment agreement with the Company. The reimbursement payments will be reflected as "Additional Paid-In Capital" on the Company's Consolidated Balance Sheet at the time the payment is received, and not as an offset to the non-cash charge referenced above.

    Effective November 4, 1999, the Company implemented a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of six months of continuous service with the Company. Each participant may contribute on a pretax basis between 2.00% and 15.00% of such participant's compensation. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50.00% of the first 10.00% of the participant's annual contribution. The Company made gross contributions of approximately $74,000 and $65,000 to the 401(k) Plan for the three months ended June 30, 2002 and 2001, respectively, and approximately $245,000 and $178,000 for the six months ended June 30, 2002 and 2001, respectively.

HIGH PERFORMANCE UNIT PROGRAM

    In May 2002, the Company's shareholders approved the iStar Financial High Performance Unit Program. The program, as more fully described in the Company's annual proxy statement dated April 8, 2002, is a performance-based employee compensation plan that only has material value to the participants if the Company provides superior returns to its shareholders. The program will entitle the employee participants to receive cash distributions in the nature of common stock dividends if the total rate of return on the Company's Common Stock (share price appreciation plus dividends) exceeds certain performance levels.

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED) Initially, there will be three plans within the program: the 2002 Plan, the
2003 Plan, and the 2004 Plan. Each Plan will have 5,000 shares of High Performance Common Stock associated with it. Each share of High Performance Common Stock will carry 0.25 votes per share.

    The Company's performance will be measured over a one-, two-, or three-year valuation period, beginning on January 1, 2002 and ending on December 31, 2002, December 31, 2003 and December 31, 2004, respectively. The end of the valuation period (i.e., the "valuation date") will be accelerated if there is a change in control of the Company. The High Performance Common Stock will have a nominal value unless the total rate of shareholder return for the relevant valuation period exceeds the greater of: (1) 10.00%, 20.00%, or 30.00% for the 2002 Plan, the 2003 Plan and the 2004 Plan, respectively; and (2) a weighted industry index total rate of return consisting of equal weightings of the Russell 1000 Financial Index and the Morgan Stanley REIT Index for the relevant period.

    If the total rate of return on the Company's Common Stock exceeds the threshold performance levels for a particular plan, then distributions will be paid on the shares of High Performance Common Stock related to that plan in the same amounts and at the same times as distributions are paid on a number of shares of the Company's Common Stock equal to the following: 7.50% of the Company's excess total rate of return (over the higher of the two threshold performance levels) multiplied by the weighted average market value of Company's common equity capitalization during the measurement period, all as divided by the average closing price of a share of Company's Common Stock for the 20 trading days immediately preceding the applicable valuation date.

    If the total rate of return on the Company's Common Stock does not exceed the threshold performance levels for a particular plan, then the shares of High Performance Common Stock related to that plan will have only nominal value--each of the 5,000 shares will be entitled to dividends equal to 0.01 times the dividend paid on a share of Common Stock, if and when dividends are declared on the common stock.

    Regardless of how much the Company's total rate of return exceeds the threshold performance levels, the dilutive impact to the Company's shareholders resulting from distributions on High Performance Common Stock in each plan will be limited to 1.00% of the number of shares of the Company's Common Stock outstanding, on a fully diluted basis, on the valuation date for each plan.

    The employee participants will purchase their interests in High Performance Common Stock through a limited liability company at purchase prices approved by the Company's Board of Directors. The Company's Board has established the prices of the High Performance Common Stock based upon, among other things, an independent valuation from a major securities firm as reviewed by the Company's outside auditors. The initial purchase prices were set on June 25, 2002 and were approximately $2.8 million, $1.8 million and $1.3 million for the 2002, 2003 and 2004 plans, respectively. No employee will be permitted to exchange his or her interest in the LLC for shares of High Performance Common Stock prior to the applicable valuation date.

    The additional equity from the issuance of the High Performance Common Stock will be recorded as a separate class of stock and disclosed within shareholders' equity. Future distributions, if any, will be deducted from net income available for common shareholders.

                              ISTAR FINANCIAL INC.

NOTE 11--EARNINGS PER SHARE

    The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations (in thousands, except per share data):

                                                             FOR THE               FOR THE
                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2002       2001       2002       2001
                                                       --------   --------   --------   --------
Numerator:
  Net income before income from discontinued
    operations, gain on sale of corporate tenant
    lease asset, extraordinary loss and cumulative
    effect of change in accounting principle.........  $ 54,015   $57,874    $111,040   $113,222
  Preferred dividend requirements....................    (9,227)   (9,227)    (18,454)   (18,454)
  Net income allocable to common shareholders before
    income from discontinued operations, gain on sale
    of corporate tenant lease asset, extraordinary
    loss and cumulative effect of change in
    accounting principle.............................    44,788    48,647      92,586     94,768
  Income from discontinued operations................        69        42         154        102
  Gain on sale of corporate tenant lease asset.......       595     1,044         595      1,599
  Extraordinary loss on early extinguishment of
    debt.............................................   (12,166)       --     (12,166)    (1,037)
  Cumulative effect of change in accounting
    principle........................................        --        --          --       (282)
                                                       --------   -------    --------   --------
  Net income allocable to common shareholders........  $ 33,286   $49,733    $ 81,169   $ 95,150
                                                       ========   =======    ========   ========
Denominator:
  Weighted average common shares outstanding for
    basic earnings per common share..................    88,656    86,081      88,193     85,958
  Add: effect of assumed shares issued under treasury
    stock method for stock options and restricted
    shares...........................................     2,383     1,871       2,023      1,568
  Add: effect of contingent shares...................     1,000       115         677         58
  Add: effect of joint venture shares................        --        75          --         --
                                                       --------   -------    --------   --------
  Weighted average common shares outstanding for
    diluted earnings per common share................    92,039    88,142      90,893     87,584
                                                       ========   =======    ========   ========
Basic earnings per common share:
  Net income allocable to common shareholders before
    income from discontinued operations, gain on sale
    of corporate tenant lease asset, extraordinary
    loss and cumulative effect of change in
    accounting principle.............................  $   0.51   $  0.57    $   1.05   $   1.10
  Income from discontinued operations................      0.00      0.00        0.00       0.00
  Gain on sale of corporate tenant lease asset.......      0.01      0.01        0.01       0.02
  Extraordinary loss on early extinguishment of
    debt.............................................     (0.14)    (0.00)      (0.14)     (0.01)
  Cumulative effect of change in accounting
    principle........................................     (0.00)    (0.00)      (0.00)     (0.00)
                                                       --------   -------    --------   --------
  Net income allocable to common shareholders........  $   0.38   $  0.58    $   0.92   $   1.11
                                                       ========   =======    ========   ========

                              ISTAR FINANCIAL INC.

NOTE 11--EARNINGS PER SHARE (CONTINUED)

                                                             FOR THE               FOR THE
                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2002       2001       2002       2001
                                                       --------   --------   --------   --------
Diluted earnings per common share:
  Net income allocable to common shareholders before
    income from discontinued operations, gain on sale
    of corporate tenant lease asset, extraordinary
    loss and cumulative effect of change in
    accounting principle.............................  $   0.48   $  0.55    $   1.02   $   1.08
  Income from discontinued operations................      0.00      0.00        0.00       0.00
  Gain on sale of corporate tenant lease asset.......      0.01      0.01        0.01       0.02
  Extraordinary loss on early extinguishment of
    debt.............................................     (0.13)    (0.00)      (0.14)     (0.01)
  Cumulative effect of change in accounting
    principle........................................     (0.00)    (0.00)      (0.00)     (0.00)
                                                       --------   -------    --------   --------
  Net income allocable to common shareholders........  $   0.36   $  0.56    $   0.89   $   1.09
                                                       ========   =======    ========   ========

NOTE 12--COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective January 1, 1998. Total comprehensive income was $50.3 million and $60.2 million for the three-month periods ended June 30, 2002 and 2001, respectively, and $115.6 million and $99.1 million for the six-month periods ended June 30, 2002 and 2001, respectively. The primary components of comprehensive income other than net income consist of amounts attributable to the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges and changes in the fair value of the Company's available-for-sale investments.

    For the three and six months ended June 30, 2002, the change in fair market value of the Company's cash flow hedges was a decrease of $580,000 and an increase of $4.0 million, respectively,

                              ISTAR FINANCIAL INC.

NOTE 12--COMPREHENSIVE INCOME (CONTINUED) and was recorded as adjustments to other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands):

                                                              FOR THE               FOR THE
                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2002       2001       2002       2001
                                                        --------   --------   --------   --------
Net income............................................  $42,513    $58,960    $ 99,623   $113,604
Other comprehensive income:
  Unrealized gains on investments for the period......    8,328         --      11,993         --
  Cumulative effect of change in accounting principle
    (SFAS No. 133) on other comprehensive income......       --         --          --     (9,445)
  Unrealized gains (losses) on cash flow hedges.......     (580)     1,280       3,993     (5,074)
                                                        -------    -------    --------   --------
Comprehensive income..................................  $50,261    $60,240    $115,609   $ 99,085
                                                        =======    =======    ========   ========

    As of June 30, 2002 and December 31, 2001, accumulated other comprehensive income reflected in the Company's equity on the balance sheet is comprised of the following (in thousands):

                                                          AS OF         AS OF
                                                        JUNE 30,    DECEMBER 31,
                                                          2002          2001
                                                        ---------   -------------
Unrealized gains on available-for-sale investments....  $ 17,682      $  5,689
Unrealized losses on cash flow hedges.................   (16,788)      (20,781)
                                                        --------      --------
Accumulated other comprehensive income (loss).........  $    894      $(15,092)
                                                        ========      ========

NOTE 13--DIVIDENDS

    In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90.00% of its taxable income and must distribute 100.00% of its taxable income to avoid paying corporate federal income taxes. The Company anticipates it will distribute all of its taxable income to its shareholders. Because taxable income differs from cash flow from operations due to non-cash revenues or expenses (such as depreciation), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may be required to borrow to make sufficient dividend payments.

    Total dividends declared by the Company aggregated $56.1 million, or $0.63 per share of Common Stock for the three- and six-month periods ended June 30, 2002. This dividend, paid on April 1, 2002, was applicable to the three-month period ended March 31, 2002 and payable to shareholders of record on April 15, 2002. On July 1, 2002, the Company declared a dividend of $0.63 per share of Common Stock, applicable to the second quarter and payable to shareholders of record on July 15, 2002. The Company also declared dividends aggregating
$10.5 million, $2.4 million, $1.4 million and $4.0 million, respectively, on its Series A, B, C and D preferred stock, respectively, for the six months ended June 30, 2002. There are no divided arrearages on any of the preferred shares currently outstanding.

    The Series A preferred stock has a liquidation preference of $50.00 per share and carries an initial dividend yield of 9.50% per annum. The dividend rate on the preferred shares will increase to 9.75% on December 15, 2005, to 10.00% on December 15, 2006 and to 10.25% on December 15, 2007 and

                              ISTAR FINANCIAL INC.

NOTE 13--DIVIDENDS (CONTINUED)
thereafter. Dividends on the Series A preferred shares are payable quarterly in arrears and are cumulative.

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

                              ISTAR FINANCIAL INC.

NOTE 14--SEGMENT REPORTING (CONTINUED)
    The Company evaluates performance based on the following financial measures for each segment:

                                                                CORPORATE
                                                  REAL ESTATE     TENANT     CORPORATE/    COMPANY
                                                    LENDING      LEASING      OTHER(1)      TOTAL
                                                  -----------   ----------   ----------   ----------
                                                                     (UNAUDITED)
TOTAL REVENUES(2):
Three months ended:
  June 30, 2002.................................  $   71,849    $   60,102    $    152    $  132,103
  June 30, 2001.................................      72,592        47,107         130       119,829
Six months ended:
  June 30, 2002.................................  $  135,716    $  117,501    $   (226)   $  252,991
  June 30, 2001.................................     144,925        94,230         380       239,535
TOTAL OPERATING AND INTEREST EXPENSES(3):
Three months ended:
  June 30, 2002.................................  $   25,529    $   24,188    $ 28,748    $   78,465
  June 30, 2001.................................      29,265        19,140      14,395        62,800
Six months ended:
  June 30, 2002.................................  $   47,105    $   46,117    $ 49,864    $  143,086
  June 30, 2001.................................      63,390        37,316      29,159       129,865
NET OPERATING INCOME BEFORE MINORITY
  INTEREST(4):
Three months ended:
  June 30, 2002.................................  $   46,320    $   35,914    $(28,596)   $   53,638
  June 30, 2001.................................      43,327        27,967     (14,265)       57,029
Six months ended:
  June 30, 2002.................................  $   88,611    $   71,384    $(50,090)   $  109,905
  June 30, 2001.................................      81,535        56,914     (28,779)      109,670
TOTAL LONG-LIVED ASSETS(5):
  June 30, 2002.................................  $2,900,597    $2,094,909         N/A    $4,995,506
  December 31, 2001.............................   2,377,763     1,781,565         N/A     4,159,328
TOTAL ASSETS:
  June 30, 2002.................................  $2,900,597    $2,094,909    $275,244    $5,270,750
  December 31, 2001.............................   2,377,763     1,781,565     219,232     4,378,560

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

(3) Total operating and interest expense represents provision for loan losses for the Real Estate Lending business and operating costs on corporate tenant lease assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. Interest expense

                              ISTAR FINANCIAL INC.

NOTE 14--SEGMENT REPORTING (CONTINUED)
    on unsecured notes, general and administrative expense and general and administrative--stock-based compensation is included in Corporate and Other for all periods. Depreciation and amortization of $11.7 million and $8.7 million for the three-month periods ended June 30, 2002 and 2001, respectively, and $22.3 million and $17.5 million for the six-month periods ended June 30, 2002 and 2001, respectively, are included in the amounts presented above.

(4) Net operating income before minority interest represents net operating income before minority interest, income from discontinued operations, gain on sale of corporate tenant lease assets, extraordinary loss on early extinguishment of debt and cumulative effect of change in accounting principle.

(5) Total long-lived assets is comprised of Loans and Other Lending Investments, net and Corporate Tenant Lease Assets, net, for each respective segment.

NOTE 15--SUBSEQUENT EVENTS

CREDIT RATING UPGRADES

    Subsequent to June 30, 2002, the Company's senior unsecured credit rating was upgraded to an investment grade rating of BBB- from BB+ by Fitch Ratings. In addition, Moody's Investor Service and Standard & Poor's raised their ratings outlook for the Company's senior unsecured credit rating to "positive."

CHANGE IN ACCOUNTING METHOD FOR OPTIONS

    Subsequent to quarter end, the Company adopted the option value method for accounting for options issued to employees or directors, as allowed under SFAS No. 123. Accordingly, the Company will recognize a charge equal to the fair value of these options at the date of grant multiplied by the number of options issued. This charge will be amortized over the related remaining vesting terms to the individual employees as additional compensation. The impact for options issued since January 1, 2002 is approximately $110,000, which will be reflected in the third quarter of 2002 under "General and administrative--stock-based compensation" on the Company's Consolidated Statements of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company began its business in 1993 through private investment funds formed to take advantage of the lack of well-capitalized lenders capable of servicing the needs of high-end customers in its markets. In March 1998, the private investment funds contributed their approximately $1.1 billion of assets to the Company's predecessor in exchange for a controlling interest in that public company. In November 1999, the Company acquired its leasing subsidiary, TriNet Corporate Realty Trust, Inc. ("TriNet" or the "Leasing Subsidiary"), which was then the largest publicly-traded company specializing in corporate sale/leaseback for office and industrial facilities (the "TriNet Acquisition"). Concurrent with the TriNet Acquisition, the Company also acquired its former external advisor in exchange for shares of its Common Stock and converted its organizational form to a Maryland corporation. The Company's Common Stock began trading on the New York Stock Exchange under the symbol "SFI" in November 1999.

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

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THE THREE-MONTH PERIOD ENDED
  JUNE 30, 2001

    INTEREST INCOME--Interest income increased $492,000 to $64.4 million for the three months ended June 30, 2002 from $63.9 million for the same period in 2001. This increase was primarily due to $19.8 million of interest income on new originations or additional fundings, net of a $13.9 million decrease from the repayment of loans and other lending investments since the first quarter of 2001. This increase was partially offset by a decrease in interest income of approximately $5.8 million as the result of lower average one-month LIBOR rates of 1.85% in 2002 compared to 4.27% in 2001 on the Company's variable-rate lending investments.

    OPERATING LEASE INCOME--Operating lease income increased $13.0 million to $60.0 million for the three months ended June 30, 2002 from $47.0 million for the same period in 2001. Of this increase, $13.9 million was attributable to new corporate tenant lease investments. This increase was partially offset by lower operating lease income on certain corporate tenant lease assets.

    OTHER INCOME--Other income generally consists of prepayment penalties and realized gains from the early repayment of loans and other lending investments, financial advisory and asset management fees, lease termination fees, mortgage servicing fees, loan participation payments and dividends on certain investments. During the three months ended June 30, 2002, other income included prepayment penalties and realized gains on loan repayments of $4.2 million, loan participation payments of $3.2 million and asset management, mortgage servicing and other fees of approximately $147,000.

    During the three months ended June 30, 2001, other income primarily included prepayment penalties and gains on loan repayments of $8.6 million and asset management, mortgage servicing and other fees of approximately $155,000.

    INTEREST EXPENSE--For the three months ended June 30, 2002, interest expense increased by $5.5 million to $46.8 million from $41.3 million for the same period in 2001. This increase was primarily due to the higher average borrowings on the Company's debt obligations, term loans and secured notes, and by approximately $1.1 million due to additional amortization of deferred financing costs on the Company's debt obligations in 2002 compared to the same period in 2001. This increase was partially offset by lower average one-month LIBOR rates of 1.85% in 2002 compared to 4.27% in 2001 on the Company's variable-rate debt obligations.

    OPERATING COSTS--CORPORATE TENANT LEASE ASSETS--For the three months ended June 30, 2002, operating costs decreased by approximately $300,000 to $3.0 million from $3.3 million for the same period in 2001. This decrease is primarily related to the collection of prior years' tax refunds related to certain corporate tenant lease assets.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased by approximately $3.0 million to $11.7 million for the three months ended June 30, 2002 from $8.7 million for the same period in 2001. This increase is due to new corporate tenant lease investments acquired subsequent to June 30, 2001, partially offset by corporate tenant lease dispositions completed in 2001.

    GENERAL AND ADMINISTRATIVE--For the three months ended June 30, 2002, general and administrative expenses increased by approximately $1.6 million to $8.1 million, compared to $6.5 million for the same period in 2001. This increase is primarily the result of an increase in personnel and related costs.

    GENERAL AND ADMINISTRATIVE--STOCK-BASED COMPENSATION--General and administrative--stock-based compensation increased by approximately
$5.7 million primarily due to a non-cash charge related to the performance-based vesting of 500,000 restricted shares granted under the Company's long-term incentive plan and tied to overall shareholder performance (see Note 10).

    PROVISION FOR LOAN LOSSES--The Company's charge for provision for loan losses increased to $2.0 million for the three months ended June 30, 2002 as compared to $1.8 million for the same period in 2001. As more fully discussed in
Note 4 to the Company's Consolidated Financial Statements, the Company has not realized any actual losses on any of its loan investments to date. The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company's assessment of general market conditions, the Company's internal risk management policies and credit risk rating system, industry loss experience, the Company's assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

    EQUITY IN EARNINGS FROM JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARIES--During the three months ended June 30, 2002, equity in earnings from joint ventures and unconsolidated subsidiaries decreased by $468,000 to $418,000 from $886,000 for the same period in 2001. This decrease was primarily due to the increase in general and administration costs allocated to iStar Operating and lower operating lease income on certain joint ventures.

    INCOME FROM DISCONTINUED OPERATIONS--For the three-month periods ended
June 30, 2002 and June 30, 2001, operating income on sold corporate tenant lease assets of approximately $69,000 and $42,000, respectively, is classified as "discontinued operations" even though such income was received by the Company prior to the asset disposition.

    GAIN ON SALE OF CORPORATE TENANT LEASE ASSETS--During the three months ended June 30, 2002, the Company disposed of one corporate tenant lease asset for net proceeds of $3.7 million, and realized a gain of approximately $595,000.

    During the second quarter of 2001, the Company disposed of one corporate tenant lease asset for net proceeds of $4.1 million, and recognized a gain of approximately $1.0 million.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--During the three months ended June 30, 2002, the Company fully repaid the then remaining $446.2 million of bonds outstanding under its STARs, Series 2000-1 financing. This prepayment resulted in an extraordinary loss of $12.2 million, which represents approximately $8.2 million in unamortized deferred financing costs and approximately $4.0 million in prepayment penalties.

    During the three months ended June 30, 2001, the Company did not incur any losses on the early extinguishment of debt.

SIX-MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THE SIX-MONTH PERIOD ENDED
  JUNE 30, 2001

    INTEREST INCOME--Interest income decreased $10.5 million to $120.3 million for the six months ended June 30, 2002 from $130.8 million for the same period in 2001. Approximately $14.2 million of this decrease is the result of lower average one-month LIBOR rates of 1.85% in 2002 compared to 4.91% in 2001 on the Company's variable-rate lending investments. This decrease was partially offset by $36.2 million of interest income on new originations or additional fundings, net of a $30.0 million decrease in interest income due to the repayment of loans and other lending investments.

    OPERATING LEASE INCOME--Operating lease income increased $22.3 million to $116.3 million for the six months ended June 30, 2002 from $94.0 million for the same period in 2001. Of this increase, $23.3 million was attributable to new corporate tenant lease investments. This increase was partially offset by lower operating lease income on certain corporate tenant lease assets.

    OTHER INCOME--Other income consists primarily of prepayment penalties and realized gains from the early repayment of loans and other lending investments, financial advisory and asset management fees, lease termination fees, mortgage servicing fees, loan participation payments and dividends on certain investments. During the six months ended June 30, 2002, other income primarily included financial advisory, asset management, mortgage servicing and other fees of $7.5 million, prepayment penalties and realized gains on loan repayments of $5.9 million and loan participation payments of $3.3 million.

    During the six months ended June 30, 2001, other income primarily included prepayment penalties and gains on loan repayments of $8.9 million, loan participations of $4.3 million and financial advisory and mortgage servicing fees of approximately $1.2 million.

    INTEREST EXPENSE--For the six months ended June 30, 2002, interest expense increased by approximately by $800,000 to $88.5 million from $87.7 million for the same period in 2001. This increase was primarily due to the higher average borrowings on the Company's debt obligations, term loans and secured notes, and by approximately $1.3 million due to additional amortization of deferred financing costs on the Company's debt obligations in 2002 compared to the same period in 2001. This increase was partially offset by lower average one-month LIBOR rates of 1.85% in 2002 compared to 4.91% in 2001 on the Company's variable-rate debt obligations.

    OPERATING COSTS--CORPORATE TENANT LEASE ASSETS--For the six months ended June 30, 2002, operating costs decreased $500,000 to $6.0 million from $6.5 million for the same period in 2001. This decrease is primarily related to the collection of prior years' tax refunds related to certain corporate tenant lease assets.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased by approximately $4.8 million to $22.3 million for the six months ended June 30, 2002 from $17.5 million for the same period in 2001. This increase is due to new corporate tenant lease investments acquired subsequent to June 30, 2001, partially offset by corporate tenant lease dispositions completed in 2001.

    GENERAL AND ADMINISTRATIVE--For the six months ended June 30, 2002, general and administrative expenses increased by $2.2 to $14.8 million, compared to $12.6 million for the same period in 2001. This increase is primarily the result of an increase in personnel and related costs.

    GENERAL ADMINISTRATIVE--STOCK-BASED COMPENSATION--General and adminstrative--stock-based compensation increased by approximately $5.8 million primarily due to a non-cash charge related to the performance-based vesting of 500,000 restricted shares granted under the Company's long-term incentive plan and tied to overall shareholder performance (see Note 10).

    PROVISION FOR LOAN LOSSES--The Company's charge for provision for loan losses increased to $3.8 million for the six months ended June 30, 2002 as compared to $3.5 million for the same period in 2001. As more fully discussed in
Note 4 to the Company's Consolidated Financial Statements, the Company has not realized any actual losses on any of its loan investments to date. The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company's assessment of general market conditions, the Company's internal risk management policies and credit risk rating system, industry loss experience, the Company's assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

    EQUITY IN EARNINGS FROM JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARIES--During the six months ended June 30, 2002, equity in earnings from joint ventures and unconsolidated subsidiaries decreased by $2.5 million to $1.2 million from $3.7 million for the same period in 2001. This decrease was primarily due to the increase in general and administrative costs allocated to iStar Operating and lower operating lease income on certain joint ventures.

    INCOME FROM DISCONTINUED OPERATIONS--For the six-month periods ended
June 30, 2002 and June 30, 2001, operating income on sold corporate tenant lease assets of approximately $154,000 and $102,000, respectively, is classified as "discontinued operations" even though such income was received by the Company prior to the asset disposition.

    GAIN ON SALE OF CORPORATE TENANT LEASE ASSETS--During the six months ended June 30, 2002, the Company disposed of one corporate tenant lease asset for net proceeds of $3.7 million, and realized a gain of approximately $595,000.

    During the six months ended June 30, 2001, the Company disposed of two corporate tenant lease assets for net proceeds of $7.8 million, and recognized gains of approximately $1.6 million.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--During the six months ended June 30, 2002, the Company fully repaid the then remaining $446.2 million of bonds outstanding under its STARs, Series 2000-1 financing. This prepayment resulted in an extraordinary loss of $12.2 million, which represents approximately $8.2 million in unamortized deferred financing costs and approximately $4.0 million in prepayment penalties.

    During the six months ended June 30, 2001, the Company repaid a mortgage loan which had an original maturity date of December 2004. This prepayment resulted in an extraordinary loss of $1.0 million.

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

    The Company believes that to facilitate a clear understanding of the historical operating results of the Company, adjusted earnings should be examined in conjunction with net income as shown in the Consolidated Statements of Operations. Adjusted earnings should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs or available for distribution to the Company's shareholders. The Company's management believes that adjusted earnings more closely approximates operating cash flow and is a useful measure for investors to consider, in conjunction with net income and other GAAP measures, in evaluating the Company's financial performance. This is primarily because the Company is a commercial finance company that focuses on real estate lending and corporate tenant leasing; therefore, the Company's net income (determined in accordance with GAAP) reflects significant non-cash depreciation expense on corporate tenant lease assets. It should be noted that the Company's manner of calculating adjusted earnings may differ from the calculation of similarly-titled measures by other companies.

                                                              FOR THE               FOR THE
                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2002       2001       2002       2001
                                                        --------   --------   --------   --------
Adjusted earnings:
  Net income..........................................  $42,513    $58,960    $ 99,623   $113,604
  Add: Joint venture income...........................       --        234         521        474
  Add: Depreciation...................................   11,655      8,748      22,285     17,544
  Add: Joint venture depreciation and amortization....    1,221        954       2,438      1,905
  Add: Amortization of deferred financing costs.......    6,016      4,890      11,751     10,432
  Less: Preferred dividends...........................   (9,227)    (9,227)    (18,454)   (18,454)
  Less: Gain on sale of corporate tenant lease
    assets............................................     (595)    (1,044)       (595)    (1,599)
  Add: Extraordinary loss early extinguishments of
    debt..............................................   12,166         --      12,166      1,037
  Add: Cumulative effect of change in accounting
    principle(1)......................................       --         --          --        282
                                                        -------    -------    --------   --------
Adjusted diluted earnings allocable to common
  shareholders:
  Before non-cash incentive compensation charge(2)....  $69,825    $63,515    $135,811   $125,225
                                                        =======    =======    ========   ========
  After non-cash incentive compensation charge........  $63,749    $63,515    $129,735   $125,225
                                                        =======    =======    ========   ========
  Weighted average diluted common shares
    outstanding.......................................   92,039     88,440      91,263     87,957
                                                        =======    =======    ========   ========

EXPLANATORY NOTE:
--------------------

(1) Represents one-time effect of adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001.

(2) Excludes a $6.1 million non-cash charge related to performance-based vesting of restricted shares granted under the Company's long-term incentive plan.

RISK MANAGEMENT

    NON-ACCRUAL LOANS--The Company transfers loans to non-accrual status at such time as: (1) management believes that the potential risk exists that scheduled debt service payments will not be met within the coming 12 months; (2) the loans become 90 days delinquent; (3) management determines the borrower is incapable of, or ceased efforts toward, curing the cause of an impairment; or (4) the net realizable value of the loan's underlying collateral approximates the Company's carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. As of June 30, 2002, the Company had two assets on non-accrual status with an aggregate gross book value of $5.6 million, or 0.11% of the gross book value of the Company's investments. Each borrower remains current on all of its debt service payments to the Company, and the Company currently believes that the fair value of the collateral supports the book values of the assets.

    One of the two non-accrual loans is a $3.7 million partnership loan on two shopping malls located in the suburbs of Washington, D.C. This investment was part of a larger loan originally made by affiliates of Lazard Freres prior to the Company's acquisition of Lazard's structured finance portfolio in 1998. The loan matures in September 2003 and bears interest at 12.00%. The Company received cash payments equal to the interest due on the loan during the six months ended June 30, 2002, and the borrower remains current on its obligations to the Company. However, the Company anticipates that this loan will remain on non-accrual status for the foreseeable future.

    Additionally, the Company, through its investment in TriNet Management Operating Company, has a $1.9 million investment in debt securities that are convertible into shares of a real estate company which trades on the Mexican Stock Exchange. This investment was made by TriNet prior to its acquisition by the Company in 1999. The securities bear interest at 12.00% per annum and is payable in arrears on December 4th of each year. The Company received cash payments equal to the interest due on the investment through December 31, 2001, and the Company expects to be paid its interest for the year ended 2002 in December 2002. However, the Company anticipates that this investment will remain on non-accrual status for the forseeable future.

    FIRST DOLLAR AND LAST DOLLAR EXPOSURE--One component of the Company's risk management assessment is an analysis of the Company's first and last dollar loan-to-value percentage with respect to the properties or companies the Company finances. First dollar loan-to-value represents the average beginning point for the Company's lending exposure in the aggregate capitalization of the underlying properties or companies it finances. Last dollar loan-to-value represents the average ending point for the Company's lending exposure in the aggregate capitalization of the underlying properties or companies it finances.

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

    The Company's longstanding policy is to limit its book debt-to-equity ratio to approximately 2.0x. As the Company's leverage approaches this level, the Company will consider equity alternatives to reduce leverage. The exact timing and nature of any equity issuance would be subject to market conditions.

    The Company has three LIBOR-based secured revolving credit facilities of $700.0 million, $700.0 million and $500.0 million, respectively, which all have final maturities in fiscal year 2005. The final maturity of each of the three facilities includes a one-year "term-out" extension at the Company's option. As of June 30, 2002, the Company had drawn approximately $329.6 million, $574.5 million and $313.8 million under these facilities, respectively. Availability under these facilities is based on collateral provided under a borrowing base calculation. At June 30, 2002, the Company also had an unsecured credit facility totaling $300.0 million which bears interest at LIBOR + 2.125% and matures in July 2004, including a one-year extension at the Company's option. At June 30, 2002, the Company had not drawn any amounts under this facility.

    RECENT FINANCING ACTIVITIES--On May 17, 2000, the Company closed the inaugural offering under its proprietary matched funding program, STARs, Series 2000-1. In the initial transaction, a wholly-owned subsidiary of the Company issued $896.5 million of investment-grade bonds secured by the subsidiary's assets, which had an aggregate outstanding principal balance of approximately $1.2 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. Of the assets of the subsidiary secured by this financing, 73.96% (by gross carrying value) consisted of first mortgages and subsequent lien positions and the remaining 26.04% consisted of junior loans. For accounting purposes, this transaction was treated as a secured financing: the underlying assets and STARs liabilities remained on the Company's Consolidated Balance Sheet and no gain on sale was recognized. On May 28, 2002, the Company fully repaid these bonds.

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

    On February 22, 2001, the Company extended the maturity of its $350.0 million unsecured revolving credit facility to May 2002. On July 27, 2001, the Company repaid this facility and replaced it with a new
$300.0 million unsecured revolving credit facility.

    On May 15, 2001, the Company repaid its $100.0 million 7.30% unsecured notes. These notes were senior unsecured obligations of the Leasing Subsidiary and ranked equally with the Leasing Subsidiary's other senior unsecured and unsubordinated indebtedness.

    On June 14, 2001, the Company closed $193.0 million of term loan financing secured by 15 corporate tenant lease assets. The variable-rate loan bears interest at LIBOR + 1.85% (not to exceed 10.00% in aggregate) and has two one-year extensions at the Company's option. The Company used these proceeds to repay a $77.8 million secured term loan maturing in June 2001 and to pay down a portion of its revolving credit facilities. In addition, the Company extended the maturity of its $500.0 million secured revolving credit facility to August 12, 2003. On March 29, 2002, the Company again extended the final maturity of this facility to August 2005, which includes a one-year "term-out" extension at the Company's option.

    On July 6, 2001, the Company financed a $75.0 million structured finance asset with a $50.0 million term loan bearing interest at LIBOR + 2.50%. The loan has a maturity of July 2006, including a one-year extension at the Company's option. This investment is a $75.0 million term preferred investment in a publicly-traded real estate customer. The Company's investment carries an initial current yield of 10.50%, with annual increases of 0.50% in each of the next two years. In addition, the Company's investment is convertible into the customer's common stock at a strike price of $25.00 per share. The investment is callable by the customer between months 13 and 30 of the term at a yield maintenance premium, and after month 30, at a premium sufficient to generate a 14.62% internal rate of return on the Company's investment. The investment is putable by the Company to the customer for cash after five years.

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

    On May 28, 2002, the Company repaid the then remaining $446.2 million of bonds outstanding under its STARs, Series 2000-1 financing. Simultaneously, a wholly-owned subsidiary of the Company issued STARs, Series 2002-1, consisting of $885.1 million of investment-grade bonds secured by the subsidiary's structured finance and corporate tenant lease assets, which had an aggregate outstanding principal balance of approximately $1.1 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The weighted average interest rate on the bonds, on an all-floating rate basis, is approximately LIBOR + 0.56% at inception. For accounting purposes, this transaction was treated as a secured financing: the underlying assets and STARs liabilities remained on the Company's Consolidated Balance Sheet, and no gain on sale was recognized.

    HEDGING ACTIVITIES--The Company has variable-rate lending assets and variable-rate debt obligations. These assets and liabilities create a natural hedge against changes in variable interest rates. This means that as interest rates increase, the Company earns more on its variable-rate lending assets and pays more on its variable-rate debt obligations and, conversely, as interest rates decrease, the Company earns less on its variable-rate lending assets and pays less on its variable-rate debt obligations. When the amount of the Company's variable-rate debt obligations exceeds the amount of its variable-rate lending assets, the Company utilizes derivative instruments to limit the impact of changing interest rates on its net income. The Company does not use derivative instruments to hedge assets or for speculative purposes. The derivatives instruments the Company uses are typically in the form of interst rate swaps and interest rate caps. Interest rate swaps effectively change variable-rate debt obligations to fixed-rate debt obligations. Interest rate caps effectively limit the maximum interest rate on variable-rate debt obligations.

    The primary risks from the Company's use of derivative instruments is the risk that a counterparty to a hedging arrangement could default on its obligation and the risk that the Company may have to pay certain costs, such as transaction fees or breakage costs, if a hedging arrangement is terminated by the Company. As a matter of policy, the Company enters into hedging arrangements with counterparties that are large, creditworthy financial institutions typically rated at least "A" by Standard & Poor's and "A2" by Moody's Investors Service. The Company's hedging strategy is approved and monitored by the Company's Audit Committee on behalf of its Board of Directors and may be changed by the Board of Directors without stockholder approval.

    The Company has entered into the following cash flow hedges that are outstanding as of June 30, 2002. The net value (liability) associated with these hedges is reflected on the Company's Consolidated Balance Sheet (in thousands).

                                                                                ESTIMATED
                                         STRIKE                                 VALUE AT
                             NOTIONAL   PRICE OR     TRADE           MATURITY   JUNE 30,
TYPE OF HEDGE                 AMOUNT    SWAP RATE     DATE             DATE       2002
-------------                --------   ---------   --------         --------   ---------
Pay-Fixed Swap.............  $125,000     7.058%    6/15/00          6/25/03     $(6,048)
Pay-Fixed Swap.............   125,000     7.055%    6/15/00          6/25/03      (6,045)
Pay-Fixed Swap.............    75,000     5.580%    11/4/99(1)       12/1/04      (4,237)
LIBOR Cap..................   345,000     8.000%    5/22/02          5/28/14      14,598
LIBOR Cap..................    75,000     7.750%    11/4/99(1)       12/1/04         100
LIBOR Cap..................    35,000     7.750%    11/4/99(1)       12/1/04          42
                                                                                 -------
Total Estimated Asset (Liability) Value......................................    $(1,590)
                                                                                 =======

EXPLANATORY NOTE:

------------------------

(1) Acquired in connection with the TriNet Acquisition. (See Note 1 to the Company's Consolidated Financial Statements).

    Between January 1, 2001 and June 30, 2002, the Company had outstanding the following cash flow hedges that have expired or been settled (in thousands):

                                                     STRIKE
                                         NOTIONAL   PRICE OR     TRADE     MATURITY
TYPE OF HEDGE                             AMOUNT    SWAP RATE     DATE       DATE
-------------                            --------   ---------   --------   --------
LIBOR Cap..............................  $300,000     9.000%    3/16/98    3/16/01
Pay-Fixed Swap.........................    92,000     5.714%    8/10/98     3/1/01
LIBOR Cap..............................    75,000     7.500%    7/16/98    6/19/01
LIBOR Cap..............................    38,336     7.500%    4/30/98     6/1/01

    In connection with the STARs, Series 2002-1 in May 2002, the Company entered into a LIBOR interest rate cap struck at 8.00% in the notional amount of $345.0 million. The Company utilizes the provisions of Statement of Financial Accounting Standards No. 133 ("SFAS No. 133), "Acounting for Derivative Instruments and Hedging Activities," with respect to such instruments. SFAS
No. 133 provides that the up-front fees paid on option-based products such as caps should be expensed into earnings based on the allocation of the premium to the affected periods as if the agreement were a series of "caplets." These allocated premiums are then reflected as a charge to income (as part of interest expense) in the affected period.

    In connection with STARs, Series 2000-1 in May 2000, the Company entered into a LIBOR interest rate cap struck at 10.00% in the notional amount of $312.0 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments did not change the Company's net interest rate risk exposure, they did not qualify as hedges and changes in their respective values were charged to earnings. As the terms of these arrangements were substantially the same, the effects of a revaluation of these two instruments substantially offset one another. On May 28, 2002, these instruments were settled and are no longer outstanding.

    On May 28, 2002, in connection with the STARs, Series 2002-1 transaction, the Company paid a premium of $13.7 million for an interest rate cap. Using the "caplet" methodology discussed above, amortization of the cap premium is dependent upon the actual value of the cap over time.

    Certain of the Company's corporate tenant lease joint ventures have hedging activities which are more fully described in Note 6 to the Company's Consolidated Financial Statements.

    OFF-BALANCE SHEET TRANSACTIONS--The Company is not dependent on the use of any off-balance sheet financing arrangements for liquidity. As of June 30, 2002, the Company had investments in four corporate tenant lease joint ventures that are accounted for under the equity method which had total debt obligations outstanding of approximately $257.1 million. The Company's pro rata share of the ventures' third-party debt was approximately $117.5 million. Subsequent to quarter end, one of Company's joint ventures became consolidated for accounting purposes. On a pro forma basis assuming consolidation, the Company's pro rata share of the three remaining ventures' third-party debt would have been approximately $77.7 million (see Note 6). These ventures were formed for the purpose of operating, acquiring and in certain cases, developing corporate tenant lease facilities. The debt obligations of these joint ventures are non-recourse to the ventures and the Company and mature between fiscal years 2004 and 2011. As of June 30, 2002, they consisted of six term loans bearing fixed rates per annum ranging from 6.55% to 8.43% and one variable-rate term loan with a rate of LIBOR + 1.25% per annum.

    RATINGS TRIGGERS--On July 27, 2001, the Company completed a $300.0 million unsecured revolving credit facility with a group of leading financial institutions. The new facility has an initial maturity of July 2003 with a one-year extension at the Company's option and another one-year extension at the lenders' option. The new facility replaces two prior credit facilities maturing in 2002 and 2003, and bears interest at LIBOR + 2.125% based on the Company's senior unsecured credit ratings of BB+ and Ba1 from Standard & Poor's and Moody's Investor Service, respectively. If the Company achieves a higher rating, the facility's interest rate will improve to LIBOR + 2.00%. If the Company's credit rating is downgraded (regardless of how far), the facility's interest rate will increase to LIBOR + 2.25%. In the event the Company receives two credit ratings that are not equivalent, the spread over LIBOR shall be determined by the lower of the two such ratings. As of June 30, 2002, no amounts have yet been drawn on this facility. Accordingly, management does not believe any rating changes would have a material adverse impact on the Company's results of operations. There are no other ratings triggers in any of the Company's debt instruments or other operating or financial agreements.

    Subsequent to June 30, 2002, the Company's senior unsecured credit rating was upgraded to an investment grade rating of BBB- from BB+ by Fitch Ratings. In addition, Moody's Investor Service and Standard & Poor's raised their ratings outlook for the Company's senior unsecured credit rating to "positive."

    DRIP PROGRAM--The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three-month periods ended June 30, 2002 and 2001, the Company issued a total of 459,451 and 9,910 shares of its Common Stock, respectively, and during the six-month periods ended June 30, 2002 and 2001, the Company issued a total of 1,227,820 and 9,910 shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three-month periods ended June 30, 2002 and 2001, were approximately $13.0 million and $262,000, respectively, and $33.4 million and $262,000 during the six-month periods ended June 30, 2002 and 2001, respectively.

    STOCK REPURCHASE PROGRAM--The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. The Company has not made any repurchases under this program since November 2000. As of both June 30, 2002 and December 31, 2001, the Company had repurchased approximately 2.3 million shares at an aggregate cost of approximately $40.7 million.

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

    Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. During the six months ended June 30, 2002, management reviewed and evaluated its critical accounting policies and believes them to be appropriate. The Company's accounting policies are described in
Note 3 to the Company's Consolidated Financial Statements.

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

    The following is a hypothetical illustration of the effects on the Company's net income and adjusted earnings of the full vesting of phantom units under the employment agreement with the Chief Executive Officer. During the six months ended June 30, 2002, 1,000,000 of the phantom shares awarded to the Chief Executive Officer became contingently vested. Absent an earlier change of control or termination of employment, these 1,000,000 shares will not become fully vested until June 30, 2004. Assuming that the market price of the Common Stock on June 30, 2004 is $28.50 (which was the market price of the Common Stock on June 30, 2002), the Company would incur a one-time, non-cash charge to both net income and adjusted earnings at that time equal to $28.5 million (the fair market value of the 1,000,000 shares at $28.50 per share).

    On April 29, 2002, the 500,000 unvested restricted shares awarded to the President became contingently vested as the total shareholder return (the measurement governing the vesting of the shares) exceeded 60.00%. Under the terms of the agreement, once contingently vested, such shares will become fully vested shares (i.e., no longer subject to forfeiture) unless the executive voluntarily resigns without good reason prior to September 30, 2002. The Company will incur a non-cash charge of approximately $15.0 million related to these contingently vested shares, recognized ratably over the service period from the date of contingent vesting through September 30, 2002. Accordingly, the non-cash charge recognized for the three months ended June 30, 2002 was approximately $6.1 million, and the remaining non-cash charge of approximately $8.9 million will be recognized during the three months ended September 30, 2002.

NEW ACCOUNTING STANDARDS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as:
(1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) in certain circumstances a hedge of a foreign currency exposure. On January 1, 2001, the Company adopted this pronouncement, as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Hedging Activities--an Amendment of FASB
No. 133." Because the Company has primarily used derivatives as cash flow hedges of interest rate risk only, the adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company. However, should the Company change its current use of such derivatives, the adoption of SFAS No. 133 could have a more significant effect on the Company prospectively.

    In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("SFAS No. 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement is applicable for transfers of assets and extinguishments of liabilities occurring after June 30, 2001. The Company adopted the provisions of this statement as required for all transactions entered into on or after April 1, 2001. The adoption of SFAS No. 140 did not have a significant impact on the Company.

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

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in business combinations and requires intangible assets to be recognized apart from goodwill if certain tests are met. SFAS
No. 142 requires that goodwill not be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. The Company adopted the provisions of both statements, as required, on January 1, 2002 and the adoption did not have a significant impact on the Company.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 requires that current operations prior to the disposition of corporate tenant lease assets and prior period results of such operations be presented in discontinued operations in the Company's Consolidated Statements of Operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year. The Company adopted the provisions of this statement on January 1, 2002, as required, and it did not have a significant financial impact on the Company.

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both FASB Statements No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, FASB Statement No. 64 ("SFAS No. 64"), "Extinguishments of Debt Made to Satisfy Sinking-Fund

Requirements." Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"; however, due to the nature of the Company's operations, such treatment may not be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company will adopt the provisions of this statement, as required, on January 1, 2003.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Shareholders of the Company was held on May 29, 2002.

    At the meeting, eight Class I Directors were elected for terms expiring in 2004. For each nominee, the number of votes cast for and withheld were as follows:

                                                 FOR         WITHHELD
                                            -------------   ----------
Jeffrey G. Dishner........................     51,703,730      609,521
Andrew L. Farkas..........................     51,779,489      533,762
Madison F. Grose..........................     51,376,949      936,302
Robert W. Holman, Jr......................     51,748,735      564,516
Robin Josephs.............................     51,781,446      531,805
Merrick R. Kleeman........................     51,705,635      607,616
Matthew J. Lustig.........................     51,701,296      611,955
George R. Puskar..........................     51,792,886      520,365

    Also at the meeting, the proposal to approve the Company's High Performance Unit compensation program was approved. The number of votes cast for and against the proposal, as well as the number of abstentions and broker non-votes, were as follows:

FOR                       AGAINST       ABSTAIN       NON-VOTE
---                     ------------   ----------   -------------
65,663,103               1,911,334      305,641      18,413,170

    Also at the meeting, the selection of PricewaterhouseCoopers LLP as the Company's independent public accountants for the year ending December 31, 2002 was ratified. The number of votes cast for and against the selection of accountants, as well as the number of abstentions, were as follows:

FOR                       AGAINST       ABSTAIN
---                     ------------   ----------
51,174,299                862,230       276,722

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A.  EXHIBITS

       None.

    B.  REPORTS ON FORM 8-K

       None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  iSTAR FINANCIAL INC.

                                                  REGISTRANT

Date: August 14, 2002
                                                  --------------------------------------------------
                                                  Jay Sugarman
                                                  CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                                  CHIEF EXECUTIVE OFFICER

Date: August 14, 2002
                                                  --------------------------------------------------
                                                  Spencer B. Haber
                                                  PRESIDENT, CHIEF FINANCIAL OFFICER, DIRECTOR AND
                                                  SECRETARY