Form 10-Q
period 2002-09-30
ISTAR FINANCIAL INC
filed 2002-11-15
CIK 1095651

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

    Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 4, 2002, there were 89,993,704 shares of common stock of iStar Financial Inc., $0.001 par value per share outstanding ("Common Stock").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ISTAR FINANCIAL INC.
                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                         --------
PART I.    Consolidated Financial Information..........................      3

Item 1.    Financial Statements:.......................................      3

           Consolidated Balance Sheets at September 30, 2002 and
             December 31, 2001.........................................      3

           Consolidated Statements of Operations--For the three- and
             nine-month periods ended September 30, 2002 and 2001......      4

           Consolidated Statement of Changes in Shareholders'
             Equity--For the nine-month period ended September 30,
             2002......................................................      5

           Consolidated Statements of Cash Flows--For the three- and
             nine-month periods ended September 30, 2002 and 2001......      6

           Notes to Consolidated Financial Statements..................      7

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     39

Item 4.    Controls and Procedures.....................................     53

PART II.   Other Information...........................................     54

Item 1.    Legal Proceedings...........................................     54

Item 2.    Changes in Securities and Use of Proceeds...................     54

Item 3.    Defaults Upon Senior Securities.............................     54

Item 4.    Submission of Matters to a Vote of Security Holders.........     54

Item 5.    Other Information...........................................     54

Item 6.    Exhibits and Reports on Form 8-K............................     54

SIGNATURES.............................................................     55

CERTIFICATIONS.........................................................     56

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ISTAR FINANCIAL INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002           2001*
                                                              -------------   ------------
                                          ASSETS
Loans and other lending investments, net....................   $2,939,769      $2,377,763
Corporate tenant lease assets, net..........................    2,174,555       1,781,565
Investments in joint ventures and unconsolidated
  subsidiaries..............................................       24,362          58,226
Assets held for sale........................................       24,800              --
Cash and cash equivalents...................................       20,144          15,670
Restricted cash.............................................       36,949          17,852
Accrued interest and operating lease income receivable......       18,055          26,688
Deferred operating lease income receivable..................       33,311          21,195
Deferred expenses and other assets..........................       95,538          79,601
                                                               ----------      ----------
  Total assets..............................................   $5,367,483      $4,378,560
                                                               ==========      ==========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities....   $   94,572      $   87,538
Dividends payable...........................................        5,225           5,225
Debt obligations............................................    3,387,560       2,495,369
                                                               ----------      ----------
  Total liabilities.........................................    3,487,357       2,588,132
                                                               ----------      ----------
Commitments and contingencies...............................           --              --
Minority interest in consolidated entities..................        2,581           2,650
Shareholders' equity:
Series A Preferred Stock, $0.001 par value, liquidation
  preference $50.00 per share, 4,400 shares issued and
  outstanding at September 30, 2002 and December 31, 2001,
  respectively..............................................            4               4
Series B Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 2,000 shares issued and
  outstanding at September 30, 2002 and December 31, 2001,
  respectively..............................................            2               2
Series C Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 1,300 shares issued and
  outstanding at September 30, 2002 and December 31, 2001,
  respectively..............................................            1               1
Series D Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 4,000 shares issued and
  outstanding at September 30, 2002 and December 31, 2001,
  respectively..............................................            4               4
Common Stock, $0.001 par value, 200,000 shares authorized,
  89,937 and 87,387 shares issued and outstanding at
  September 30, 2002 and December 31, 2001, respectively....           90              87
Warrants and options........................................       20,332          20,456
High Performance Units......................................        1,359              --
Additional paid-in capital..................................    2,071,104       1,997,931
Retained earnings (deficit).................................     (162,852)       (174,874)
Accumulated other comprehensive income (losses) (See Note
  12).......................................................       (4,540)        (15,092)
Treasury stock (at cost)....................................      (47,959)        (40,741)
                                                               ----------      ----------
  Total shareholders' equity................................    1,877,545       1,787,778
                                                               ----------      ----------
  Total liabilities and shareholders' equity................   $5,367,483      $4,378,560
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

                              ISTAR FINANCIAL INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            FOR THE               FOR THE
                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        2002      2001*       2002      2001*
                                                      --------   --------   --------   --------
REVENUE:
  Interest income...................................  $ 66,786   $ 62,389   $187,057   $193,205
  Operating lease income............................    63,561     45,984    177,483    137,605
  Other income......................................     4,822      9,187     21,263     23,893
                                                      --------   --------   --------   --------
    Total revenue...................................   135,169    117,560    385,803    354,703
                                                      --------   --------   --------   --------

COSTS AND EXPENSES:
  Interest expense..................................    47,471     41,141    135,935    128,796
  Operating costs--corporate tenant lease assets....     3,656      3,206      9,662      9,713
  Depreciation and amortization.....................    12,729      8,646     35,013     26,191
  General and administrative........................     8,088      6,131     22,849     18,731
  General and administrative--stock-based
    compensation....................................     9,546        520     17,365      2,580
  Provision for loan losses.........................     2,000      1,750      5,750      5,250
                                                      --------   --------   --------   --------
    Total costs and expenses........................    83,490     61,394    226,574    191,261
                                                      --------   --------   --------   --------
Net income before equity in earnings from joint
  ventures and unconsolidated subsidiaries, minority
  interest and other items..........................    51,679     56,166    159,229    163,442
Equity in earnings from joint ventures and
  unconsolidated subsidiaries.......................        85      1,961      1,301      5,645
Minority interest in consolidated entities..........       (40)       (41)      (122)      (177)
Income from discontinued operations.................       823      1,246      3,333      3,744
Gain (loss) from discontinued operations............       123     (1,196)       717        403
Extraordinary loss on early extinguishment of
  debt..............................................        --       (583)   (12,166)    (1,620)
Cumulative effect of change in accounting principle
  (See Note 3)......................................        --         --         --       (282)
                                                      --------   --------   --------   --------
Net income..........................................  $ 52,670   $ 57,553   $152,292   $171,155
Preferred dividend requirements.....................    (9,227)    (9,227)   (27,681)   (27,681)
                                                      --------   --------   --------   --------
Net income allocable to common shareholders.........  $ 43,443   $ 48,326   $124,611   $143,474
                                                      ========   ========   ========   ========
Basic earnings per common share.....................  $   0.49   $   0.56   $   1.41   $   1.67
                                                      ========   ========   ========   ========
Diluted earnings per common share...................  $   0.47   $   0.54   $   1.36   $   1.63
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

                              ISTAR FINANCIAL INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                    SERIES A    SERIES B    SERIES C    SERIES D     COMMON    WARRANTS      HIGH      ADDITIONAL
                                    PREFERRED   PREFERRED   PREFERRED   PREFERRED    STOCK       AND      PERFORMACE    PAID-IN
                                      STOCK       STOCK       STOCK       STOCK      AT PAR    OPTIONS      UNITS       CAPITAL
                                    ---------   ---------   ---------   ---------   --------   --------   ----------   ----------

Balance at December 31, 2001......     $4          $2          $1          $4         $87      $20,456      $   --     $1,997,931
Exercise of options...............     --          --          --          --           3         (435)         --         12,739
Dividends declared--preferred
  stock...........................     --          --          --          --          --           --          --            248
Dividends declared--common
  stock...........................     --          --          --          --          --           --          --             --
Restricted stock units issued to
  employees.......................     --          --          --          --          --           --          --         16,283
Options granted to employees......     --          --          --          --          --          311          --             --
High performance units sold to
  employees.......................     --          --          --          --          --           --       1,359             --
Issuance of stock--DRIP...........     --          --          --          --          --           --          --         43,903
Purchase of treasury shares.......     --          --          --          --          --           --          --             --
Net income for the period.........     --          --          --          --          --           --          --             --
Change in accumulated other
  comprehensive income............     --          --          --          --          --           --          --             --
                                       --          --          --          --         ---      -------      ------     ----------
Balance at September 30, 2002.....     $4          $2          $1          $4         $90      $20,332      $1,359     $2,071,104
                                       ==          ==          ==          ==         ===      =======      ======     ==========

                                    RETAINED        ACCUMULATED
                                    EARNINGS    OTHER COMPREHENSIVE   TREASURY
                                    (DEFICIT)     INCOME (LOSSES)      STOCK       TOTAL
                                    ---------   -------------------   --------   ----------
Balance at December 31, 2001......  $(174,874)        $(15,092)       $(40,741)  $1,787,778
Exercise of options...............         --               --              --       12,307
Dividends declared--preferred
  stock...........................    (27,681)              --              --      (27,433)
Dividends declared--common
  stock...........................   (112,589)              --              --     (112,589)
Restricted stock units issued to
  employees.......................         --               --              --       16,283
Options granted to employees......         --               --              --          311
High performance units sold to
  employees.......................         --               --              --        1,359
Issuance of stock--DRIP...........         --               --              --       43,903
Purchase of treasury shares.......         --               --          (7,218)      (7,218)
Net income for the period.........    152,292               --              --      152,292
Change in accumulated other
  comprehensive income............         --           10,552              --       10,552
                                    ---------         --------        --------   ----------
Balance at September 30, 2002.....  $(162,852)        $ (4,540)       $(47,959)  $1,877,545
                                    =========         ========        ========   ==========

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     FOR THE                   FOR THE
                                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                              ---------------------   -------------------------
                                                                2002        2001*        2002          2001*
                                                              ---------   ---------   -----------   -----------
Cash flows from operating activities:
Net income..................................................  $  52,670   $  57,553   $   152,292   $   171,155
Adjustments to reconcile net income to cash flows provided
  by operating activities:
  Minority interest in consolidated entities................         40          41           122           177
  Non-cash expense for stock-based compensation.............      9,568         520        17,409         2,580
  Depreciation and amortization.............................     18,180      11,960        52,224        36,529
  Depreciation and amortization from discontinued
    operations..............................................         --       1,656            40         4,883
  Amortization of discounts/premiums, deferred interest and
    costs on lending investments............................     (9,612)    (11,742)      (22,232)      (31,043)
  Equity in earnings from joint ventures and unconsolidated
    subsidiaries............................................        (85)     (1,961)       (1,301)       (5,645)
  Distributions from operations of joint ventures...........        985         983         5,533         3,899
  Deferred operating lease income receivable................     (3,525)     (2,320)      (11,710)       (7,303)
  (Gain) loss from discontinued operations..................       (123)      1,196          (717)         (403)
  Extraordinary loss on early extinguishment of debt........         --         583        12,166         1,620
  Cumulative effect of change in accounting principle.......         --          --            --           282
  Provision for loan losses.................................      2,000       1,750         5,750         5,250
  Changes in assets and liabilities:
    Decrease (increase) in accrued interest and operating
     lease income receivable................................     11,236      (3,582)        8,633          (430)
    Decrease (increase) in deferred expenses and other
     assets.................................................        798       2,179          (315)          (50)
    (Decrease) increase in accounts payable, accrued
     expenses and other liabilities.........................     (5,668)      5,644         4,943         2,896
                                                              ---------   ---------   -----------   -----------
  Cash flows provided by operating activities...............     76,464      64,460       222,837       184,397
                                                              ---------   ---------   -----------   -----------
Cash flows from investing activities:
  New investment originations...............................   (283,250)   (154,038)   (1,374,546)     (701,509)
  Add-on fundings under existing loan commitments...........     (2,483)    (20,739)      (17,987)      (45,181)
  Net proceeds from sale of corporate tenant lease assets...         --      12,452         3,702        20,286
  Net proceeds from discontinued operations.................     12,500          --        17,500            --
  Repayments of and principal collections on loans and other
    lending investments.....................................    223,047      10,206       499,464       567,185
  Investments in and advances to unconsolidated joint
    ventures................................................         --        (169)         (127)         (656)
  Distributions from unconsolidated joint ventures..........         --          --            --        24,265
  Capital improvements for build-to-suit projects...........        (86)     (4,098)       (1,039)      (10,517)
  Capital improvement projects on corporate tenant lease
    assets..................................................       (714)     (2,146)       (1,802)       (4,229)
  Other capital expenditures on corporate tenant lease
    assets..................................................     (1,604)       (987)       (3,799)       (2,559)
                                                              ---------   ---------   -----------   -----------
  Cash flows used in investing activities...................    (52,590)   (159,519)     (878,634)     (152,915)
                                                              ---------   ---------   -----------   -----------
Cash flows from financing activities:
  Borrowings under revolving credit facilities..............    242,043     400,272     2,001,250     1,920,766
  Repayments under revolving credit facilities..............   (201,429)   (656,529)   (1,643,369)   (1,993,970)
  Borrowings under term loans...............................         --      67,624        53,562       277,664
  Repayments under term loans...............................     (1,621)     (1,055)      (16,588)     (117,270)
  Borrowings under secured bond offerings...................         --          --       885,079            --
  Repayments under secured bond offerings...................     (5,531)    (22,011)     (469,784)     (123,909)
  Borrowings under unsecured bond offerings.................         --     350,000            --       350,000
  Repayments under unsecured notes..........................         --          --            --      (100,000)
  Borrowings under other debt obligations...................      1,000          65         1,048           432
  Repayments under other debt obligations...................         --          --        (1,301)      (56,008)
  Common dividends paid.....................................    (56,525)    (53,264)     (112,589)     (157,351)
  Preferred dividends paid..................................     (9,145)     (9,145)      (27,433)      (27,433)
  (Increase) decrease in restricted cash held in connection
    with debt obligations...................................     (5,705)     16,946       (19,097)        9,588
  Distributions to minority interest in consolidated
    entities................................................        (40)        (41)         (190)       (3,752)
  Payments on early extinguishment of debt..................         --          --        (3,950)       (1,037)
  Payments for deferred financing costs.....................     (4,138)    (12,624)      (40,541)      (29,083)
  Purchase of treasury stock................................     (7,218)         --        (7,218)           --
  Proceeds from exercise of options and issuance of DRIP
    shares..................................................     24,882       3,675        60,033        12,284
  High performance units issued to employees................      1,359          --         1,359            --
                                                              ---------   ---------   -----------   -----------
  Cash flows (used in) provided by financing activities.....    (22,068)     83,913       660,271       (39,079)
                                                              ---------   ---------   -----------   -----------
Increase (decrease) in cash and cash equivalents............      1,806     (11,146)        4,474        (7,597)
Cash and cash equivalents, at beginning of period...........     18,338      26,301        15,670        22,752
                                                              ---------   ---------   -----------   -----------
Cash and cash equivalents, at end of period.................  $  20,144   $  15,155   $    20,144   $    15,155
                                                              =========   =========   ===========   ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest, net of
    capitalized interest....................................  $  53,388   $  33,824   $   129,420   $   111,790
                                                              =========   =========   ===========   ===========

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

    The Company's primary product lines include:

    - STRUCTURED FINANCE. The Company provides senior and subordinated loans that typically range in size from $20 million to $100 million to borrowers holding high-quality real estate. These loans may be either fixed or variable rate and are structured to meet the specific financing needs of the borrowers, including the acquisition or financing of large, high-quality real estate. The Company offers borrowers a wide range of structured finance options, including first mortgages, second mortgages, partnership loans, participating debt and interim facilities. The Company's structured finance transactions have maturities generally ranging from three to ten years. As of September 30, 2002, based on gross carrying values, the Company's structured finance assets represented 25.08% of its assets.

    - PORTFOLIO FINANCE. The Company provides funding to regional and national borrowers who own multiple facilities in geographically diverse portfolios. Loans are cross-collateralized to give the Company the benefit of all available collateral and underwritten to recognize inherent portfolio diversification. Property types include multifamily, suburban office, hotels and other property types where individual property values are less than $20 million on average. Loan terms are structured to meet the specific requirements of the borrower and typically range in size from $25 million to $150 million. The Company's portfolio finance transactions have maturities generally ranging from three to ten years. As of September 30, 2002, based on gross carrying values, the Company's portfolio finance assets represented 6.33% of its assets.

    - CORPORATE FINANCE. The Company provides senior and subordinated capital to corporations engaged in real estate or real estate-related businesses. Financings may be either secured or unsecured and typically range in size from $20 million to $150 million. The Company's corporate finance transactions have maturities generally ranging from five to ten years. As of September 30, 2002, based on gross carrying values, the Company's corporate finance assets represented 12.80% of its assets.

    - LOAN ACQUISITION. The Company acquires whole loans and loan participations which present attractive risk-reward opportunities. Loans are generally acquired at a small discount to the principal balance outstanding. Loan acquisitions typically range in size from $5 million to $100 million and are collateralized by all major property types. The Company's loan acquisition transactions have maturities generally ranging from three to ten years. As of September 30, 2002, based on gross carrying values, the Company's loan acquisition assets represented 9.62% of its assets.

    - CORPORATE TENANT LEASING. The Company provides capital to corporations and borrowers who control facilities leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to

                              ISTAR FINANCIAL INC.

NOTE 1--BUSINESS AND ORGANIZATION (CONTINUED) be paid by the corporate tenant on a triple net lease basis. Corporate tenant lease transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of September 30, 2002, based on gross carrying values, the Company's corporate tenant lease assets represented 41.57% of its assets.

    - SERVICING. Through its iStar Asset Services division, the Company provides rated loan servicing to third-party institutional loan portfolios, as well as to the Company's own assets. The servicing business did not represent a meaningful percentage of the gross carrying value of the Company's assets as of September 30, 2002.

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

    ORGANIZATION--The Company began its business in 1993 through private investment funds formed to capitalize on inefficiencies in the real estate finance market. In March 1998, these funds contributed their approximately
$1.1 billion of assets to the Company's predecessor in exchange for a controlling interest in that company. Since that time, the Company has grown by originating new lending and leasing transactions, as well as through corporate acquisitions.

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

    Concurrent with the TriNet Acquisition, the Company also acquired its former external advisor in exchange for shares of the Company's common stock ("Common Stock") and converted its organizational form to a Maryland corporation. As part of the conversion to a Maryland corporation,

                              ISTAR FINANCIAL INC.

NOTE 1--BUSINESS AND ORGANIZATION (CONTINUED) the Company replaced its former dual class common share structure with a single class of Common Stock. The Company's Common Stock began trading on the New York Stock Exchange on November 4, 1999. Prior to this date, the Company's common shares were traded on the American Stock Exchange.

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

    In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's consolidated financial position at September 30, 2002 and December 31, 2001 and the results of its operations, changes in shareholders' equity and its cash flows for the three- and nine-month periods ended September 30, 2002 and 2001, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LOANS AND OTHER LENDING INVESTMENTS, NET--As described in Note 4, "Loans and Other Lending Investments" includes the following investments: senior mortgages, subordinate mortgages, corporate/ partnership loans, other lending investments-loans and other lending investments-securities. Management considers nearly all of its loan and other lending investments to be held-to-maturity, although a small number of investments may be classified as available-for-sale. Items classified as held-to-maturity are reflected at amortized historical cost, while items classified as available-for-sale are reported at fair values. Unrealized gains and losses on available-for-sale investments are included in "Accumulated other comprehensive income" on the Company's Consolidated Balance Sheets, and are not included in the Company's net income.

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

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CAPITALIZED INTEREST--The Company capitalizes interest costs incurred during the construction period on qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. Interest capitalized was approximately $0 and $365,000 during the three-month periods ended September 30, 2002 and 2001, respectively, and was approximately $70,000 and $852,000 during the nine-month periods ended
September 30, 2002 and 2001, respectively.

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

    REVENUE RECOGNITION--The Company's revenue recognition policies are as follows:

    LOANS AND OTHER LENDING INVESTMENTS: Management considers nearly all of its loans and other lending investments to be held-to-maturity, although a small number of investments may be classified as available-for-sale. The Company reflects held-to-maturity investments at amortized cost less allowance for loan losses, acquisition premiums or discounts, deferred loan fees and undisbursed loan funds. Unrealized gains and losses on available-for-sale investments are included in "Accumulated other comprehensive income" on the Company's Consolidated Balance Sheets and are not included in the Company's net income. On occasion, the Company may acquire loans at small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. If loans that were acquired at a premium or discount are prepaid, the Company immediately recognizes the unamortized premium or discount as a decrease or increase in the prepayment gain or loss, respectively. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as a yield adjustment. Interest income is recognized using the effective interest method applied on a loan-by-loan basis.

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

    LEASING INVESTMENTS: Operating lease revenue is recognized on the straight-line method of accounting from the later of the date of the origination of the lease or the date of acquisition of the facility subject to existing leases. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as "Deferred operating lease income receivable" on the Company's Consolidated Balance Sheets.

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

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    EARNINGS (LOSS) PER COMMON SHARE--In accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), the Company presents both basic and diluted earnings per share ("EPS"). Basic earnings per share ("Basic EPS") excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share ("Diluted EPS") reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

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

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Exit or Disposal Activities," to address significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes: (1) costs related to terminating a contract that is not a capital lease; and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS No. 146 to have a material effect on the Company's Consolidated Financial Statements.

    In September 2002, the FASB issued Statement of Financial Accounting Standards No. 147 ("SFAS No. 147"), "Acquisitions of Certain Financial Institutions," an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. SFAS No. 147 provides guidance on the accounting for the acquisitions of financial institutions, except those acquisitions between two or more mutual enterprises. SFAS No. 147 removes acquisitions of financial institutions from the scope of both FASB No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17, "When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. SFAS No. 147 also amends SFAS
No. 144, to include in its scope long-term, customer-relationship intangible assets of financial institutions such as depositor-relationship and borrower-relationship intangible assets and credit cardholder intangible assets. The Company will adopt the provisions of this statement, as required, on October 1, 2002. The Company does not expect SFAS No. 147 to have a material effect on the Company's Consolidated Financial Statements.

                              ISTAR FINANCIAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--LOANS AND OTHER LENDING INVESTMENTS

    The following is a summary description of the Company's loans and other lending investments (in thousands)(1):

                                                                                       CARRYING VALUE
                                                                                           AS OF
                                                    # OF        PRINCIPAL      ------------------------------    EFFECTIVE
                           UNDERLYING PROPERTY    BORROWERS      BALANCES      SEPTEMBER 30,    DECEMBER 31,      MATURITY
  TYPE OF INVESTMENT              TYPE            IN CLASS     OUTSTANDING          2002            2001           DATES
  ------------------     -----------------------  ---------   --------------   --------------   -------------   ------------
Senior Mortgages(3)....  Office/Residential/Retail/    29       $1,846,489       $1,808,376      $1,158,669     2002 to 2019
                         Conference Center/
                         Mixed Use/Hotel/
                         Entertainment

Subordinate
  Mortgages(5).........  Office/Residential/Mixed    18            505,115          504,081         585,698     2002 to 2011
                         Use/Hotel
Corporate/Partnership
  Loans................  Office/Residential/Retail/    16          364,198          342,347         395,083     2002 to 2011
                         Mixed Use/Hotel/
                         Entertainment
Other Lending
Investments--Loans(7)..  Office/Industrial/Mixed      5             28,134           21,505          10,818     2004 to 2008
                         Use
Other Lending
  Investments--
  Securities(8)........  Office/Residential/Retail/     9          302,522          290,210         248,495     2003 to 2013
                         Industrial/Mixed Use/
                         Entertainment
                                                                                 ----------      ----------
Gross Carrying Value...
                                                                                 $2,966,519      $2,398,763
Provision for Loan
  Losses...............                                                             (26,750)        (21,000)
                                                                                 ----------      ----------

Total, Net.............
                                                                                 $2,939,769      $2,377,763
                                                                                 ==========      ==========


                          CONTRACTUAL INTEREST     CONTRACTUAL INTEREST     PRINCIPAL     PARTICIPATION
  TYPE OF INVESTMENT        PAYMENT RATES(2)         ACCRUAL RATES(2)      AMORTIZATION     FEATURES
  ------------------     -----------------------  -----------------------  ------------   -------------
Senior Mortgages(3)....  Fixed: 7.03% to 15.00%   Fixed: 7.03% to 15.00%   Yes    (4)     No
                         Variable: LIBOR + 1.50%  Variable: LIBOR + 1.50%
                         to 6.50%                 to 6.50%
Subordinate
  Mortgages(5).........  Fixed: 7.00% to 15.00%   Fixed: 7.32% to 17.00%   Yes    (4)     No
                         Variable: LIBOR + 2.78%  Variable: LIBOR + 2.78%
                         to 6.00%                 to 6.00%
Corporate/Partnership
  Loans................  Fixed: 7.33% to 15.00%   Fixed: 7.33% to 17.50%   Yes    (4)     Yes     (6)
                         Variable: LIBOR + 3.50%  Variable: LIBOR + 3.50%
                         to 6.00%                 to 6.00%
Other Lending
Investments--Loans(7)..  Fixed: 10.00%            Fixed: 10.00%            No             Yes     (6)
                         Variable: LIBOR + 4.75%  Variable: LIBOR + 4.75%
Other Lending
  Investments--
  Securities(8)........  Fixed: 6.75% to 12.50%   Fixed: 6.75% to 12.50%   Yes    (4)     No
Gross Carrying Value...
Provision for Loan
  Losses...............
Total, Net.............

EXPLANATORY NOTES:
----------------------------------
(1) Amounts and details are for loans outstanding as of September 30, 2002.

(2) Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR on September 30, 2002 was 1.81%.

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

(7) Includes one unsecured loan with a carrying value of approximately $313 as of September 30, 2002 and approximately $403 as of December 31, 2001.

(8) Generally consists of term preferred stock or debt interests that are specifically originated or structured to meet customer financing requirements and the Company's investment criteria. These investments do not typically consist of securities purchased in the open market or as part of broadly-distributed offerings.

                              ISTAR FINANCIAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--LOANS AND OTHER LENDING INVESTMENTS (CONTINUED)

    During the nine-month periods ended September 30, 2002 and 2001, respectively, the Company originated or acquired an aggregate of approximately $1,097.8 million and $663.1 million in loans and other lending investments, funded $18.0 million and $45.2 million under existing loan commitments, and received principal repayments of $499.5 million and $567.2 million.

    As of September 30, 2002, the Company had nine loans with unfunded commitments. The total unfunded commitment amount was approximately
$63.8 million, of which $32.9 million was discretionary and $30.8 million was non-discretionary.

    The Company's loans and other lending investments are predominantly pledged as collateral under either the iStar Asset Receivables secured notes, the secured revolving facilities or secured term loans (see Note 7).

    The Company has reflected provisions for loan losses of approximately
$2.0 million and $1.8 million in its results of operations during the three-month periods ended September 30, 2002 and 2001, respectively, and $5.8 million and $5.3 million during the nine-month periods ended September 30, 2002 and 2001, respectively. These provisions represent loan portfolio reserves based on management's evaluation of general market conditions, the Company's internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults, and the credit quality of the underlying collateral. No direct impairment reserves on specific loans were considered necessary.

NOTE 5--CORPORATE TENANT LEASE ASSETS

    During the nine-month periods ended September 30, 2002 and 2001, respectively, the Company acquired an aggregate of approximately $276.8 million and $38.4 million in corporate tenant lease assets and disposed of approximately $3.7 million and $20.3 million in in corporate tenant lease assets.

    The Company's investments in corporate tenant lease assets, at cost, were as follows (in thousands):

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2002            2001
                                                      -------------   ------------
Facilities and improvements.........................   $1,870,267      $1,504,956
Land and land improvements..........................      420,672         356,830
Less: accumulated depreciation......................     (116,384)        (80,221)
                                                       ----------      ----------
  Corporate tenant lease assets, net................   $2,174,555      $1,781,565
                                                       ==========      ==========

    Under certain leases, the Company receives additional participating lease payments to the extent gross revenues of the corporate tenant exceed a base amount. The Company earned no such additional participating lease payments in the three- or nine-month periods ended September 30, 2002 and 2001. In addition, the Company also receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended September 30, 2002 and 2001 were approximately $7.5 million and $5.8 million, respectively, and $22.2 million and $18.4 million for the nine months ended September 30, 2002 and 2001, respectively, and are included as a reduction of "Operating costs--corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

    The Company is subject to expansion option agreements with two existing customers which could require the Company to fund and to construct up to 161,000 square feet of additional adjacent space

                              ISTAR FINANCIAL INC.

NOTE 5--CORPORATE TENANT LEASE ASSETS (CONTINUED) on which the Company would receive additional operating lease income under the terms of the option agreements. In addition, upon exercise of such expansion option agreements, the corporate tenants would be required to simultaneously extend their existing lease terms for additional periods ranging from six to ten years.

    On September 30, 2002, one of the Company's customers exercised an option to terminate its lease on 50% of the land leased from the Company. In connection with this termination, the Company realized $17.5 million in cash lease termination payments, offset by a $17.4 million impairment charge in connection with the termination, resulting in a net gain of approximately $123,000. As of September 30, 2002, the terminated parcel is classified as held for sale on the Company's Consolidated Balance Sheets. On May 30, 2002, the Company sold one corporate tenant lease asset for net proceeds of $3.7 million, and a realized gain of approximately $595,000. The results of operations from corporate tenant lease assets sold or held for sale in the current period are classified as discontinued operations even though such income was actually received by the Company prior to the asset sale. Gains on sale from corporate tenant lease assets are also classified as discontinued operations.

NOTE 6--JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARIES

    The Company's ownership percentages, its investments in and advances to unconsolidated joint ventures and subsidiaries, its respective income and the Company's pro rata share of its ventures' third-party, non-recourse debt as of September 30, 2002 are presented below (in thousands):

                                                            JV INCOME          PRO RATA
                                                            (LOSS) FOR         SHARE OF              THIRD-PARTY DEBT
                                                           THREE MONTHS      THIRD-PARTY    -----------------------------------
UNCONSOLIDATED JOINT VENTURES  OWNERSHIP     EQUITY           ENDED          NON-RECOURSE     INTEREST          SCHEDULED
AND SUBSIDIARIES                   %       INVESTMENT   SEPTEMBER 30, 2002     DEBT(1)          RATE          MATURITY DATE
-----------------------------  ---------   ----------   ------------------   ------------   -------------  --------------------
UNCONSOLIDATED JOINT
  VENTURES:
  Sunnyvale.................     44.70%     $11,957          $   542           $10,728      LIBOR + 1.25%    November 2004(2)
  CTC I.....................     50.00%      12,080              394            60,246      7.66% - 7.87%  Various through 2011
  ACRE Simon................     20.00%       5,208               34             6,529      7.61% - 8.43%  Various through 2011
UNCONSOLIDATED SUBSIDIARIES:
  iStar Operating...........     95.00%      (5,018)            (885)               --           N/A               N/A
  TMOC......................     95.00%         135               --                --           N/A               N/A
                                            -------          -------           -------
    Total...................                $24,362          $    85           $77,503
                                            =======          =======           =======

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

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARIES (CONTINUED)

    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES:  At
September 30, 2002, the Company had investments in three joint ventures:
(1) TriNet Sunnyvale Partners L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant, Trustee;
(2) Corporate Technology Centre Associates, LLC ("CTC I"), whose external member is Corporate Technology Centre Partners, LLC; and (3) ACRE Simon, LLC ("ACRE"), whose external partner is William E. Simon & Sons Realty Investments, LLC. These ventures were formed for the purpose of operating, acquiring and, in certain cases, developing corporate tenant lease facilities.

    At September 30, 2002, the ventures comprised 12 net leased facilities. The Company's combined investment in these joint ventures at September 30, 2002 was $29.2 million. The joint ventures' carrying value for the 12 facilities owned at September 30, 2002 was $197.6 million. In aggregate, the joint ventures had total assets of $234.8 million and total liabilities of $185.8 million as of September 30, 2002, and net income of $1.8 million and $5.3 million for the three and nine months ended September 30, 2002. The Company accounts for these investments under the equity method because the Company's joint venture partners have certain participating rights giving them shared control over the ventures.

    Effective September 29, 2000, iStar Sunnyvale Partners, LP entered into an interest rate cap agreement limiting the venture's exposure to interest rate movements on its $24.0 million LIBOR-based mortgage loan to an interest rate of 9.00% through November 9, 2003. Currently, the limited partners of Sunnyvale have the option to convert their partnership interest into cash; however, the Company may elect to deliver 297,728 shares of Common Stock in lieu of cash.

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

    On July 2, 2002, the Company paid approximately $30.5 million in cash to the former member of TriNet Milpitas Associates ("Milpitas") joint venture in exchange for its 50.00% ownership interest. Pursuant to the terms of the joint venture agreement, the former external member had the right to convert its interest into 984,476 shares of Common Stock of the Company at any time during the period February 1, 2002 through January 31, 2003. On May 2, 2002, the former Milpitas external member exercised this right. Upon the external member's exercise of its conversion right, the Company had the option to acquire the partner's interest for cash, instead of shares, for a payment equal to the value of 984,476 shares of Common Stock multiplied by the ten-day average closing stock price as of the transaction date. The Company made such election and, as of July 2, 2002, owns 100.00% of Milpitas, and therefore consolidates these assets for accounting purposes. The Company accounted for the acquisition of the external interest using the purchase method.

    Income generated from the Company's joint venture investments and unconsolidated subsidiaries is included in "Equity in earnings from joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Statements of Operations.

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARIES (CONTINUED)

    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES: The Company has an investment in iStar Operating, a taxable subsidiary that, through a wholly-owned subsidiary, services the Company's loans and certain loan portfolios owned by third parties. The Company owns all of the non-voting preferred stock and a 95.00% economic interest in iStar Operating. An affiliate of the Company's largest shareholder is the owner of all the voting common stock and a 5.00% economic interest in iStar Operating. As of September 30, 2002, there have never been any distributions to the common shareholder, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of iStar Operating at fair market value, which the Company believes to be nominal. In addition to the direct general and administrative costs of iStar Operating, the Company allocates a portion of its general overhead expenses to iStar Operating based on the number of employees at iStar Operating as a percentage of the Company's total employees.

    In addition, the Company has an investment in TMOC, a taxable noncontrolled subsidiary that has a $2.0 million investment in a real estate company based in Mexico. The Company owns 95.00% of the outstanding voting and non-voting common stock (representing 1.00% voting power and 95.00% of the economic interest) in TMOC. The other two owners of TMOC stock are executives of the Company, who own a combined 5.00% of the outstanding voting and non-voting common stock (representing 99.00% voting power and 5.00% economic interest) in TMOC. As of September 30, 2002, there have never been any distributions to the common shareholders, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of TMOC at fair market value, which the Company believes to be nominal.

    Both iStar Operating and TMOC were formed as taxable corporations for purposes of maintaining compliance with the REIT provisions of the Code and are accounted for under the equity method for financial statement reporting purposes and are presented in "Investments in joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Balance Sheets. If they were consolidated with the Company for financial statement purposes, they would not have a material impact on the Company's operations. As of September 30, 2002, iStar Operating and TMOC have no debt obligations.

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--DEBT OBLIGATIONS

    As of September 30, 2002 and December 31, 2001, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

                                                  CARRYING VALUE AS OF
                                  MAXIMUM     ----------------------------              STATED                    SCHEDULED
                                   AMOUNT     SEPTEMBER 30,   DECEMBER 31,             INTEREST                    MATURITY
                                 AVAILABLE        2002            2001                 RATES(1)                      DATE
                                 ----------   -------------   ------------   -----------------------------   --------------------
SECURED REVOLVING CREDIT
  FACILITIES:
  Line of credit...............  $  700,000    $  447,551      $  312,300        LIBOR + 1.75% - 2.25%          March 2005(2)
  Line of credit...............     700,000       579,566         439,309        LIBOR + 1.40% - 2.15%         January 2005(2)
  Line of credit...............     500,000       231,311         148,937        LIBOR + 1.50% - 1.75%          August 2005(2)
  Line of credit...............     500,000            --              --        LIBOR + 1.50% - 2.25%        September 2005(3)
UNSECURED REVOLVING CREDIT
  FACILITIES:
  Line of credit...............     300,000            --              --           LIBOR + 2.125%               July 2004(4)
                                 ----------    ----------      ----------
  Total revolving credit
    facilities.................  $2,700,000     1,258,428         900,546
                                 ==========
SECURED TERM LOANS:
  Secured by corporate tenant
    lease assets...............                   193,000         193,000            LIBOR + 1.85%               July 2006(5)
  Secured by corporate tenant
    lease assets...............                   144,997         147,520                7.44%                    March 2009
  Secured by corporate lending
    investments................                    60,000          60,000            LIBOR + 2.50%               June 2004(4)
  Secured by corporate tenant
    lease assets...............                   175,008          55,819           6.00% - 11.38%           Various through 2022
  Secured by corporate lending
    investments................                    50,000          50,000            LIBOR + 2.50%               July 2006(4)
                                               ----------      ----------
  Total term loans.............                   623,005         506,339
  Less: debt (discount)
    premium....................                      (262)            274
                                               ----------      ----------
  Total secured term loans.....                   622,743         506,613
ISTAR ASSET RECEIVABLES SECURED
  NOTES:
  STARs Series 2000-1:
    Class A....................                        --          81,152            LIBOR + 0.30%               August 2003
    Class B....................                        --          94,055            LIBOR + 0.50%               October 2003
    Class C....................                        --         105,813            LIBOR + 1.00%               January 2004
    Class D....................                        --          52,906            LIBOR + 1.45%                June 2004
    Class E....................                        --         123,447            LIBOR + 2.75%               January 2005
    Class F....................                        --           5,000            LIBOR + 3.15%               January 2005
  STARs Series 2002-1:
    Class A1...................                   242,589              --            LIBOR + 0.26%               June 2004(6)
    Class A2...................                   381,296              --            LIBOR + 0.38%             December 2009(6)
    Class B....................                    39,955              --            LIBOR + 0.65%              April 2011(6)
    Class C....................                    26,637              --            LIBOR + 0.75%               May 2011(6)
    Class D....................                    21,310              --            LIBOR + 0.85%             January 2012(6)
    Class E....................                    42,619              --           LIBOR + 1.235%             January 2012(6)
    Class F....................                    26,637              --           LIBOR + 1.335%             January 2012(6)
    Class G....................                    21,309              --           LIBOR + 1.435%             January 2012(6)
    Class H....................                    26,637              --                6.35%                 January 2012(6)
    Class J....................                    26,637              --                6.35%                   May 2012(6)
    Class K....................                    26,637              --                6.35%                   May 2012(6)
                                               ----------      ----------
  Total iStar Asset Receivables
    secured notes..............                   882,263         462,373
  Less: debt discount..........                    (4,493)             --
                                               ----------      ----------
  Total iStar Asset Receivables
    secured notes..............                   877,770         462,373
UNSECURED NOTES:
  6.75% Dealer Remarketable
    Securities(7)(8)(9)........                   125,000         125,000                6.75%                    March 2013
  7.70% Notes(7)(9)............                   100,000         100,000                7.70%                    July 2017
  7.95% Notes(7)(9)............                    50,000          50,000                7.95%                     May 2006
  8.75% Notes..................                   350,000         350,000                8.75%                   August 2008
                                               ----------      ----------
  Total unsecured notes........                   625,000         625,000
  Less: debt discount..........                   (12,663)        (15,698)
                                               ----------      ----------
  Total unsecured notes........                   612,337         609,302
OTHER DEBT OBLIGATIONS.........                    16,282          16,535               Various                    Various
                                               ----------      ----------
TOTAL DEBT OBLIGATIONS.........                $3,387,560      $2,495,369
                                               ==========      ==========

                              ISTAR FINANCIAL INC.

NOTE 7--DEBT OBLIGATIONS (CONTINUED)

EXPLANATORY NOTES:
------------------------------

(1) Substantially all variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR on September 30, 2002 was 1.81%.

(2) Maturity date reflects a one-year "term-out" extension at the Company's option.

(3) On September 30, 2002, the Company closed a $500.0 million secured revolving credit facility with a leading financial institution. The facility has a final maturity date of September 2005 and bears interest at LIBOR + 1.50% to 2.25%.

(4) Maturity date reflects a one-year extension at the Company's option.

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

    Availability of amounts under the secured revolving credit facilities are based on percentage borrowing base calculations. In addition, certain of the Company's debt obligations contain covenants. These covenants are both financial and non-financial in nature. Significant financial covenants include limitations on the Company's ability to incur indebtedness beyond specified levels, restrictions on the Company's ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. Significant non-financial covenants include a requirement in its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of September 30, 2002, the Company believes it is in compliance with both financial and non-financial covenants on its debt obligations.

    On May 17, 2000, the Company closed the inaugural offering under its proprietary matched funding program, STARs, Series 2000-1. In the initial transaction, a wholly-owned subsidiary of the Company issued $896.5 million of investment-grade bonds secured by the subsidiary's assets, which had an aggregate outstanding principal balance of approximately $1.2 billion at inception. Principal payments received on the assets were utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funded the maturity of the underlying assets financed under the program. Of the assets of the subsidiary secured by this financing, 73.96% (by gross carrying value) consisted of first mortgages and subsequent lien positions and the remaining 26.04% consisted of junior loans. For accounting purposes, this transaction was treated as a secured financing: the underlying assets and STARs liabilities remained on the Company's Consolidated Balance Sheets and no gain on sale was recognized. On May 28, 2002, the Company fully repaid these bonds.

                              ISTAR FINANCIAL INC.

NOTE 7--DEBT OBLIGATIONS (CONTINUED)
    On January 11, 2001, the Company closed a new $700.0 million secured revolving credit facility which is led by a major commercial bank. The new facility has a three-year primary term and one-year "term-out" extension option, and bears interest at LIBOR + 1.40% to 2.15%, depending upon the collateral contributed to the borrowing base. The new facility accepts a broad range of structured finance assets and has a final maturity of January 2005.

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

    On June 14, 2001, the Company closed $193.0 million of term loan financing secured by 15 corporate tenant lease assets. The variable-rate loan bears interest at LIBOR + 1.85% (not to exceed 10.00% in aggregate) and has two one-year extensions at the Company's option. The Company used these proceeds to repay a $77.8 million secured term loan maturing in June 2001 and to pay down a portion of its revolving credit facilities. In addition, the Company extended the maturity of its $500.0 million secured revolving credit facility to August 2003. On March 29, 2002, the Company again extended the final maturity of this facility to August 2005, which includes a one-year "term-out" extension at the Company's option.

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

    On May 28, 2002, the Company fully repaid the then remaining $446.2 million of bonds outstanding under its STARs, Series 2000-1 financing. Simultaneously, a wholly-owned subsidiary of the Company issued STARs, Series 2002-1, consisting of $885.1 million of investment-grade bonds secured

                              ISTAR FINANCIAL INC.

NOTE 7--DEBT OBLIGATIONS (CONTINUED)
by the subsidiary's structured finance and corporate tenant lease assets, which had an aggregate outstanding principal balance of approximately $1.1 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The weighted average interest rate on the bonds, on an all-floating rate basis, was approximately LIBOR + 0.56% at inception. For accounting purposes, this transaction was treated as a secured financing: the underlying assets and STARs liabilities remained on the Company's Consolidated Balance Sheets, and no gain on sale was recognized.

    On July 2, 2002, the Company purchased the remaining interest in the Milpitas joint venture from the former Milpitas external member. Upon purchase of the interest, the Milpitas joint venture became fully consolidated for accounting purposes and approximately $79.2 million of secured term debt was transferred to the Company's Consolidated Balance Sheets.

    On September 30, 2002, the Company closed a new $500.0 million secured revolving credit facility with a leading financial institution. The new facility has a three-year term and bears interest at LIBOR + 1.50% to 2.25%, depending upon the collateral contributed to the borrowing base. The new facility accepts a broad range of structured finance and corporate tenant assets and has a final maturity date of September 2005.

    As of September 30, 2002, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2002 (remaining three months)...............................  $   16,282
2003........................................................          --
2004........................................................     302,589
2005........................................................   1,341,158
2006........................................................     293,000
Thereafter..................................................   1,451,949
                                                              ----------
Total principal maturities..................................   3,404,978
Net unamortized debt discounts..............................     (17,418)
                                                              ----------
Total debt obligations......................................  $3,387,560
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

                              ISTAR FINANCIAL INC.

NOTE 8--SHAREHOLDERS' EQUITY (CONTINUED)

    CONCENTRATION OF SHAREHOLDER OWNERSHIP--On October 30, 2001, SOF IV SMT Holdings, L.P. ("SOF IV") and certain of its affiliates sold 18.975 million shares of Common Stock (including the subsequently exercised 2.475 million share over-allotment option granted to the underwriters) owned by them. In addition, on May 15, 2002, SOF IV sold 10.808 million shares of Common Stock (including the subsequently exercised 808,200 share over-allotment option granted to the underwriters) owned by them. The Company did not sell any shares in these offerings. As a result of the secondary offerings, SOF IV currently owns approximately 25.47% of the Company's Common Stock (based on the diluted sharecount as of September 30, 2002).

    STOCK REPURCHASE PROGRAM--The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. The only repurchase the Company has made under this program since
November 2000, has been 250,000 shares during the three months ended
September 30, 2002. As of September 30, 2002 and December 31, 2001, the Company had repurchased approximately 2.6 million shares and 2.3 million shares, respectively, at an aggregate cost of approximately $48.0 million and $40.7 million, respectively.

    DRIP PROGRAM--The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three-month periods ended September 30, 2002 and 2001, the Company issued a total of 369,609 and 11,239 shares of its Common Stock, respectively, and during the nine-month periods ended September 30, 2002 and 2001, the Company issued a total of 1,597,429 and 24,008 shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three-month periods ended September 30, 2002 and 2001 were approximately
$10.4 million and $297,088, respectively, and $43.9 million and $624,149 during the nine-month periods ended September 30, 2002 and 2001, respectively.

NOTE 9--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

    RISK MANAGEMENT--In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's lending investments that results from a property's, borrower's or corporate tenant's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of loans due to changes in interest rates or other market

                              ISTAR FINANCIAL INC.

NOTE 9--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS (CONTINUED) factors, including the rate of prepayments of principal and the value of the collateral underlying loans and the valuation of corporate tenant lease facilities held by the Company.

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

    The Company has entered into the following cash flow hedges that are outstanding as of September 30, 2002. The net value (liability) associated with these hedges is reflected on the Company's Consolidated Balance Sheets (in thousands).

                                   STRIKE                                ESTIMATED
                       NOTIONAL   PRICE OR      TRADE     MATURITY        VALUE AT
TYPE OF HEDGE           AMOUNT    SWAP RATE     DATE        DATE     SEPTEMBER 30, 2002
-------------          --------   ---------   ---------   --------   ------------------
Pay-Fixed Swap.......  $125,000     7.058%      6/15/00   6/25/03          $(5,166)
Pay-Fixed Swap.......   125,000     7.055%      6/15/00   6/25/03           (5,163)
Pay-Fixed Swap.......    75,000     5.580%    11/4/99(1)  12/1/04           (5,890)
LIBOR Cap............   345,000     8.000%      5/22/02   5/28/14           13,622
LIBOR Cap............    75,000     7.750%    11/4/99(1)  12/1/04               35
LIBOR Cap............    35,000     7.750%    11/4/99(1)  12/1/04               15
                                                                           -------
Total Estimated Asset (Liability) Value...........................         $(2,547)
                                                                           =======

EXPLANATORY NOTE:
------------------------

(1) Acquired in connection with the TriNet Acquisition.

    Between January 1, 2001 and September 30, 2002, the Company had outstanding the following cash flow hedges that have expired or been settled (in thousands):

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

    In connection with STARs, Series 2002-1 in May 2002, the Company entered into a LIBOR interest rate cap struck at 8.00% in the notional amount of $345.0 million. The Company utilizes the provisions of SFAS No. 133 with respect to such instruments. SFAS No. 133 provides that the up-front fees paid on option-based products such as caps should be expensed into earnings based on the allocation of the premium to the affected periods as if the agreement were a series of "caplets." These allocated premiums are then reflected as a charge to income (as part of interest expense) in the affected period.

                              ISTAR FINANCIAL INC.

NOTE 9--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS (CONTINUED)
    On May 28, 2002, in connection with the STARs, Series 2002-1 transaction, the Company paid a premium of $13.7 million for an interest rate cap. Using the "caplet" methodology discussed above, amortization of the cap premium is dependent upon the actual value of the cap over time.

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

    Substantially all of the Company's corporate tenant lease assets (including those held by joint ventures) and loans and other lending investments are collateralized by facilities located in the United States, with significant concentrations (i.e., greater than 10.00%) as of September 30, 2002 in California (23.19%), New York (11.33%) and Texas (11.06%). As of September 30, 2002, the Company's investments also contain greater than 10.00% concentrations in the following asset types: office (46.56%), industrial (14.30%) and hotel lending (11.58%).

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

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS

    The Company's 1996 Long-Term Incentive Plan (the "Plan") is designed to provide incentive compensation for officers, other key employees and directors of the Company. The Plan provides for awards of stock options and shares of restricted stock and other performance awards. The maximum number of shares of Common Stock available for awards under the Plan is 9.00% of the outstanding shares of Common Stock, calculated on a fully diluted basis, from time to time; provided that the

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED) number of shares of Common Stock reserved for grants of options designated as incentive stock options is 5.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan, other than automatic awards to non-employee directors, are at the discretion of the Board or a committee of the Board. At September 30, 2002, a total of approximately 8.2 million shares of Common Stock were available for awards under the Plan, of which options to purchase approximately 4.5 million shares of Common Stock were outstanding and approximately 63,400 shares of restricted stock were outstanding.

    In March 1998, the Company issued approximately 2.5 million (as adjusted) fully vested and immediately exercisable options to purchase shares of Common Stock at $14.72 per share (as adjusted) to its former advisor with a term of ten years. The former advisor granted a portion of these options to its employees and the remainder was allocated to an affiliate. Upon the acquisition of its former advisor, these individuals became employees of the Company. In general, the grants to these employees provided for scheduled vesting over a predefined service period of three to five years and, under certain conditions, provide for accelerated vesting. These options expire on March 15, 2008.

    Changes in options outstanding during the nine months ended September 30, 2002 are as follows:

                                                            NUMBER OF SHARES
                                                  -------------------------------------   AVERAGE
                                                              NON-EMPLOYEE                 STRIKE
                                                  EMPLOYEES     DIRECTORS       OTHER      PRICE
                                                  ---------   -------------   ---------   --------
OPTIONS OUTSTANDING, DECEMBER 31, 2001..........  3,783,222      296,379      1,036,163    $18.98
    Granted in 2002.............................         --       90,000             --    $29.82
    Exercised in 2002...........................   (407,048)    (104,400)      (163,727)   $18.33
    Forfeited in 2002...........................    (10,401)      (4,600)            --    $22.12
                                                  ---------     --------      ---------
OPTIONS OUTSTANDING, SEPTEMBER 30, 2002.........  3,365,773      277,379        872,436
                                                  =========     ========      =========

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED) The following table summarizes information concerning outstanding and exercisable options as of September 30, 2002:

                                                                      OPTIONS
                                OPTIONS OUTSTANDING                 EXERCISABLE
                        ------------------------------------   ----------------------
                                       WEIGHTED
                                        AVERAGE     WEIGHTED                 WEIGHTED
                                       REMAINING    AVERAGE                  AVERAGE
                          OPTIONS     CONTRACTUAL   EXERCISE    CURRENTLY    EXERCISE
EXERCISE PRICE RANGE    OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
--------------------    -----------   -----------   --------   -----------   --------
$14.72 - $15.00(1)       1,003,775        5.87       $14.72       755,180     $14.72
$16.69 - $16.88            733,240        7.27       $16.86       367,453     $16.87
$17.38 - $17.56            434,000        7.47       $17.39       251,501     $17.39
$19.50 - $19.69          1,593,144        8.33       $19.69       476,924     $19.69
$20.33 - $21.44            219,716        4.84       $21.00       164,417     $21.03
$22.44                      13,333        8.01       $22.44            --     $   --
$23.32 - $23.64             44,073        1.62       $23.53        31,402     $23.52
$24.13 - $24.94            183,700        5.19       $24.54       183,034     $24.54
$25.10 - $26.09             14,800        3.99       $26.02        14,134     $26.06
$26.30 - $26.97             77,900        1.85       $26.80        76,567     $26.80
$27.00                      25,000        8.73       $27.00         8,334     $27.00
$28.54 - $29.82             90,188        9.21       $29.68        90,188     $29.68
$30.33                      67,275        0.91       $30.33        67,275     $30.33
$33.15 - $33.70             10,350        0.22       $33.39        10,350     $33.39
$55.39                       5,094        6.67       $55.39         5,094     $55.39
                         ---------        ----       ------     ---------     ------
                         4,515,588        6.93       $18.83     2,501,853     $19.09
                         =========        ====       ======     =========     ======

EXPLANATORY NOTE:
------------------------

(1) Includes approximately 764,000 options which were granted, on a fully exercisable basis, in March 1998, and which are now held by an affiliate of SOF IV. Beneficial interests in these options were subsequently regranted by that affiliate to employees of it and its affiliates, subject to vesting requirements. In the event that these employees forfeit such options, they revert to an affiliate of SOF IV, which may regrant them at its discretion. As of September 30, 2002, approximately 416,000 of these options have become exercisable by the beneficial owners. Of this total, approximately 286,000 have been exercised as of September 30, 2002.

    In the third quarter 2002, the Company adopted the fair value method for accounting for options issued to employees or directors, as allowed under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Accordingly, the Company recognizes a charge equal to the fair value of these options at the date of grant multiplied by the number of options issued. This charge will be amortized over the related remaining vesting terms to individual employees as additional compensation. The impact for options issued since January 1, 2002 is approximately $110,000, which is reflected under "General and administrative--stock-based compensation" on the Company's Consolidated Statements of Operations.

    Prior to the third quarter 2002, the Company had elected to use the intrinsic method for accounting for options issued to employees or directors, as allowed under SFAS No. 123 and, accordingly, recognized no expense in connection with these options to the extent that the options' exercise prices equaled or exceeded the quoted prices of the Company's shares of Common Stock on the grant or investment dates. However, in connection with the acquisition of the Company's former external advisor, the Company recognized a deferred stock-based compensation charge of approximately $5.1 million. This deferred charge represents the difference between the Company's

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED) closing stock price on the date it acquired its former external advisor (which was $20.25), and the strike price of $14.72 per share (as adjusted) for the unvested portion of the options granted to the former external advisor's employees, who are now employees of the Company. This deferred charge is being amortized over the related remaining vesting terms to the individual employees as an additional expense under "General and administrative--stock-based compensation" on the Company's Consolidated Statements of Operations.

    In addition, in connection with the original grant of options in March 1998 to its former external advisor, the Company utilized the fair value method as required by SFAS No. 123. An independent financial advisory firm estimated the value of these options at the date of grant to be approximately $2.40 per share using a Black-Scholes valuation model. In the absence of comparable historical market information for the Company, the advisory firm utilized assumptions consistent with activity of a comparable peer group of companies, including an estimated option life of five years, a 27.50% volatility rate and an estimated annual dividend rate of 8.50%. The resulting $6.0 million charge to earnings was calculated as the number of options allocated to the former external advisor multiplied by their then estimated value, and was reflected in the Company's first quarter 1998 financial results.

    Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

    During the nine months ended September 30, 2002, the Company granted 36,660 restricted shares to employees that vest proportionately over three years on the anniversary date of the initial grant. In addition, during the three months ended September 30, 2002, the Company agreed to grant an aggregate of 155,000 restricted shares to certain employees. The restricted shares will vest on March 31, 2004 if: (1) the employee remains employed until that date; and
(2) the sixty-day average closing price of the Company's Common Stock equals or exceeds $23.00 as of such date. These restricted shares will not be issued until there are sufficient shares of Common Stock available under the Plan. Dividends will be paid on the restricted shares once they are issued, as dividends are paid on shares of the Company's Common Stock.

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

    For accounting purposes, the Company measures compensation costs for these 275,415 shares, not including the 155,000 contingently issuable shares, as of the date of the grant and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the respective vesting period. Such amounts appear on the Company's Consolidated Statements of Operations under "General and administrative--stock-based compensation expense."

    During the year ended December 31, 2001, the Company entered into a new three-year employment agreement with its Chief Executive Officer. Under the agreement, the Chief Executive Officer receives an annual base salary of $1.0 million. He may also receive a bonus, which is targeted to be an amount equal to his base salary, if the Company achieves certain performance targets set by

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED) the Compensation Committee. The bonus award may be increased or reduced from the target depending upon the degree to which the performance goals are exceeded or are not met, and may not exceed 200.00% of his base salary. The bonus is reduced by the amount of any dividends paid to the Chief Executive Officer in respect of phantom shares (described below) which are awarded to him and have contingently vested. As part of this agreement, the Company confirmed a prior grant of 750,000 stock options made to the executive on March 2, 2001 with an exercise price of $19.69, which represented the market price at the date of the original contingent grant. However, because the grant required further approval by the Compensation Committee and the Board of Directors, no measurement date occurred for accounting purposes until such approvals were made, at which point the market price of the Company's Common Stock was $24.90. Accordingly, an aggregate charge of approximately $3.9 million is being recognized with respect to these options over the term of this agreement and is reflected on the Company's Consolidated Statements of Operations under "General and administrative--stock-based compensation." These options will vest in three equal installments of 250,000 shares in each January beginning in January 2002.

    The Company also granted the executive 2.0 million unvested phantom shares, each of which represents one share of the Company's Common Stock. These shares will vest in installments of 350,000 shares, 650,000 shares, 600,000 shares and 400,000 shares on a contingent basis if the 60-day average closing price of the Company's Common Stock achieves thresholds of $25.00, $30.00, $34.00 and $37.00, respectively. As of September 30, 2002, the $25.00 and $30.00 thresholds have been attained, and a total of 1,000,000 of these shares have contingently vested. Shares that have contingently vested generally will not become fully vested until the end of the three-year term of the agreement, except upon certain termination or change of control events. Further, if the average stock price drops below certain specified levels for a 60-day period prior to such date, such phantom shares would not fully vest and would be forfeited. If the Company is not authorized to issue shares to the executive upon full vesting of the phantom shares, then the vesting will be settled through a cash payment based upon the market price of the Common Stock during a recent trading period. The executive will receive dividends on shares that have contingently or fully vested and have not been forfeited under the terms of the agreement, if and when the Company declares and pays dividends on its Common Stock. Because no shares have been issued, dividends received on these phantom shares, if any, will be reflected as compensation expense by the Company. For accounting purposes, this arrangement will be treated as a contingent, variable plan and no additional compensation expense will be recognized until the shares, in whole or in part, become irrevocably vested, whereupon the Company will reflect a charge equal to the then fair value of the phantom shares irrevocably vested.

    In addition, during the year ended December 31, 2001, the Company entered into a three-year employment agreement, subject to a one-year extension option, with its President. Under the agreement, in lieu of salary and bonus, the Company granted the executive 500,000 restricted shares which vest in whole or in part if the Company's shareholders realize total rates of shareholder return of between 0.00% and 60.00%, as measured by cumulative dividends paid on the Company's Common Stock from and after January 1, 2001 and the market price of the Company's Common Stock. Vested shares would be subject to forfeiture if the executive's employment with the Company terminated under certain circumstances. The agreement further provides that if the maximum total shareholder return of 60.00% is achieved for 60 consecutive calendar days on or prior to September 30, 2002, the full 500,000 share grant automatically becomes fully vested and not subject to forfeiture as of September 30, 2002, so long as the executive does not voluntarily resign from the Company without good reason before that date. The maximum shareholder return of 60.00% was achieved for 60 consecutive calendar days as of April 29, 2002 and the executive remained an employee of the Company; therefore, the full 500,000

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED) share award became fully vested as of September 30, 2002. For accounting purposes, the employment arrangement described above was treated as a contingent, variable plan until April 29, 2002. The Company incurred a total non-cash charge of approximately $15.0 million related to the vesting of the shares, recognized ratably over the period from April 29, 2002 through September 30, 2002. Accordingly, the non-cash charge recognized for the three and nine months ended September 30, 2002 was approximately $8.9 million and $15.0 million, respectively.

    The executive received dividends on the share grant from the commencement of the agreement as and when the Company declared and paid dividends on its Common Stock. For financial statement purposes, such dividends were accounted for in a manner consistent with the Company's normal Common Stock dividends as a reduction to retained earnings.

    Certain affiliates of SOF IV and the Company's Chief Executive Officer have agreed to reimburse the Company for the value of restricted shares awarded to the President in excess of 350,000 shares, net of tax benefits realized by the Company or its shareholders on account of compensation expense deductions. The reimbursement obligation arose once the full restricted share award became fully vested on September 30, 2002. In the case of the SOFI IV affiliates, the reimbursement payment must be made through the delivery of approximately
$2.4 million in cash or 131,250 shares of Common Stock on or before June 30, 2003. In the case of the Chief Executive Officer, the reimbursement payment must be made through the delivery of 18,750 currently vested shares or the forfeiture of 18,750 contingently vested phantom shares awarded to him under his employment agreement with the Company. The reimbursement payments will be reflected as "Additional Paid-In Capital" on the Company's Consolidated Balance Sheets at the time the payment is received, and not as an offset to the non-cash charge referenced above.

HIGH PERFORMANCE UNIT PROGRAM

    In May 2002, the Company's shareholders approved the iStar Financial High Performance Unit Program. The program, as more fully described in the Company's annual proxy statement dated April 8, 2002, is a performance-based employee compensation plan that only has material value to the participants if the Company provides superior returns to its shareholders. The program entitles the employee participants to receive cash distributions in the nature of common stock dividends if the total rate of return on the Company's Common Stock (share price appreciation plus dividends) exceeds certain performance levels.

    Initially, there are three plans within the program: the 2002 plan, the 2003 plan, and the 2004 plan. Each plan has 5,000 shares of High Performance Common Stock associated with it. Each share of High Performance Common Stock carries
0.25 votes per share.

    The Company's performance is measured over a one-, two-, or three-year valuation period, beginning on January 1, 2002 and ending on December 31, 2002, December 31, 2003 and December 31, 2004, respectively. The end of the valuation period (i.e., the "valuation date") will be accelerated if there is a change in control of the Company. The High Performance Common Stock has a nominal value unless the total rate of shareholder return for the relevant valuation period exceeds the greater of: (1) 10.00%, 20.00%, or 30.00% for the 2002 plan, the 2003 plan and the 2004 plan, respectively; and (2) a weighted industry index total rate of return consisting of equal weightings of the Russell 1000 Financial Index and the Morgan Stanley REIT Index for the relevant period.

    If the total rate of return on the Company's Common Stock exceeds the threshold performance levels for a particular plan, then distributions will be paid on the shares of High Performance Common

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED)
Stock related to that plan in the same amounts and at the same times as distributions are paid on a number of shares of the Company's Common Stock equal to the following: 7.50% of the Company's excess total rate of return (over the higher of the two threshold performance levels) multiplied by the weighted average market value of the Company's common equity capitalization during the measurement period, all as divided by the average closing price of a share of the Company's Common Stock for the 20 trading days immediately preceding the applicable valuation date.

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

    Regardless of how much the Company's total rate of return exceeds the threshold performance levels, the dilutive impact to the Company's shareholders resulting from distributions on High Performance Common Stock in each plan is limited to 1.00% of the number of shares of the Company's Common Stock outstanding, on a fully diluted basis, on the valuation date for each plan.

    The employee participants have purchased their interests in High Performance Common Stock through a limited liability company at purchase prices approved by the Company's Board of Directors. The Company's Board has established the prices of the High Performance Common Stock based upon, among other things, an independent valuation from a major securities firm. The aggregate initial purchase prices were set on June 25, 2002 and were approximately $2.8 million, $1.8 million and $1.3 million for the 2002, 2003 and 2004 plans, respectively. No employee is permitted to exchange his or her interest in the LLC for shares of High Performance Common Stock prior to the applicable valuation date.

    The additional equity from the issuance of the High Performance Common Stock is recorded as a separate class of stock and disclosed within shareholders' equity. Future distributions, if any, will be deducted from net income available for common shareholders.

401(K) PLAN

    Effective November 4, 1999, the Company implemented a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis between 2.00% and 15.00% of such participant's compensation. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50.00% of the first 10.00% of the participant's annual compensation. The Company made gross contributions of approximately $65,000 and $61,000 to the 401(k) Plan for the three months ended September 30, 2002 and 2001, respectively, and approximately $310,000 and $246,000 for the nine months ended September 30, 2002 and 2001, respectively.

                              ISTAR FINANCIAL INC.

NOTE 11--EARNINGS PER SHARE

    The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations (in thousands, except per share data):

                                                              FOR THE               FOR THE
                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2002       2001       2002       2001
                                                        --------   --------   --------   --------
Numerator:
  Net income before income from discontinued
    operations, gain (loss) from discontinued
    operations, extraordinary loss and cumulative
    effect of change in accounting principle..........  $51,724    $58,086    $160,408   $168,910
  Preferred dividend requirements.....................   (9,227)    (9,227)    (27,681)   (27,681)
  Net income allocable to common shareholders before
    income from discontinued operations, gain (loss)
    from discontinued operations, extraordinary loss
    and cumulative effect of change in accounting
    principle.........................................   42,497     48,859     132,727    141,229
  Income from discontinued operations.................      823      1,246       3,333      3,744
  Gain (loss) from discontinued operations............      123     (1,196)        717        403
  Extraordinary loss on early extinguishment of
    debt..............................................       --       (583)    (12,166)    (1,620)
  Cumulative effect of change in accounting
    principle.........................................       --         --          --       (282)
                                                        -------    -------    --------   --------
  Net income allocable to common shareholders.........  $43,443    $48,326    $124,611   $143,474
                                                        =======    =======    ========   ========
Denominator:
  Weighted average common shares outstanding
  for basic earnings per common share.................   89,431     86,470      88,610     86,130
  Add: effect of assumed shares issued under treasury
  stock method for stock options and restricted
    shares............................................    1,640      2,004       1,720      1,713
  Add: effect of contingent shares....................    1,495        350       1,119        156
                                                        -------    -------    --------   --------
  Weighted average common shares outstanding for
    diluted earnings per common share.................   92,566     88,824      91,449     87,999
                                                        =======    =======    ========   ========
Basic earnings per common share:
  Net income allocable to common shareholders before
    income from discontinued operations, gain (loss)
    from discontinued operations, extraordinary loss
    and cumulative effect of change in accounting
    principle.........................................  $  0.48    $  0.57    $   1.50   $   1.64
  Income from discontinued operations.................     0.01       0.01        0.04       0.04
  Gain (loss) from discontinued operations............     0.00      (0.01)       0.01       0.01
  Extraordinary loss on early extinguishment of
    debt..............................................       --      (0.01)      (0.14)     (0.02)
  Cumulative effect of change in accounting
    principle.........................................       --         --          --      (0.00)
                                                        -------    -------    --------   --------
  Net income allocable to common shareholders.........  $  0.49    $  0.56    $   1.41   $   1.67
                                                        =======    =======    ========   ========

                              ISTAR FINANCIAL INC.

NOTE 11--EARNINGS PER SHARE (CONTINUED)

                                                              FOR THE               FOR THE
                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2002       2001       2002       2001
                                                        --------   --------   --------   --------
Diluted earnings per common share:
  Net income allocable to common shareholders before
    income from discontinued operations, gain (loss)
    from discontinued operations, extraordinary loss
    and cumulative effect of change in accounting
    principle.........................................  $  0.46    $  0.55    $   1.45   $   1.60
  Income from discontinued operations.................     0.01       0.01        0.03       0.04
  Gain (loss) from discontinued operations............     0.00      (0.01)       0.01       0.01
  Extraordinary loss on early extinguishment of
    debt..............................................       --      (0.01)      (0.13)     (0.02)
  Cumulative effect of change in accounting
    principle.........................................       --         --          --      (0.00)
                                                        -------    -------    --------   --------
  Net income allocable to common shareholders.........  $  0.47    $  0.54    $   1.36   $   1.63
                                                        =======    =======    ========   ========

    In addition, there were approximately 173,000 stock options, 6.1 million warrants and 371,000 joint venture shares that were antidilutive for the three- and nine-month periods ended September 30, 2002. For the three- and nine-month periods ended September 30, 2001, there were approximately 167,000 and 277,000 stock options, 6.1 million warrants and 1.4 million joint venture shares that were antidilutive, respectively.

NOTE 12--COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective January 1, 1998. Total comprehensive income was $56.7 million and $49.0 million for the three-month periods ended September 30, 2002 and 2001, respectively, and $162.8 million and $148.1 million for the nine-month periods ended September 30, 2002 and 2001, respectively. The primary components of comprehensive income other than net income consist of amounts attributable to the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges and changes in the fair value of the Company's available-for-sale investments.

    For the three and nine months ended September 30, 2002, the change in fair market value of the Company's cash flow hedges was a decrease of $723,000 and an increase of $3.3 million, respectively,

                              ISTAR FINANCIAL INC.

NOTE 12--COMPREHENSIVE INCOME (CONTINUED) and was recorded as adjustments to other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands):

                                                              FOR THE               FOR THE
                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2002       2001       2002       2001
                                                        --------   --------   --------   --------
Net income............................................  $52,670    $57,553    $152,292   $171,155
Other comprehensive income:
  Unrealized gains on available-for-sale
    investments.......................................    4,711         --       7,281         --
  Cumulative effect of change in accounting principle
    (SFAS No. 133) on other comprehensive income......       --         --          --     (9,445)
  Unrealized gains (losses) on cash flow hedges.......     (723)    (8,515)      3,271    (13,589)
                                                        -------    -------    --------   --------
Comprehensive income..................................  $56,658    $49,038    $162,844   $148,121
                                                        =======    =======    ========   ========

    Unrealized gains on available-for-sale investments are recorded as adjustments to shareholders' equity (through accumulated other comprehensive income) and are not included in adjusted earnings or net income unless realized.

    As of September 30, 2002 and December 31, 2001, accumulated other comprehensive income reflected in the Company's equity on the balance sheet is comprised of the following (in thousands):

                                                      AS OF          AS OF
                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      2002            2001
                                                  -------------   ------------
Unrealized gains on available-for-sale
  investments...................................    $ 12,970        $  5,689
Unrealized losses on cash flow hedges...........     (17,510)        (20,781)
                                                    --------        --------
Accumulated other comprehensive income (loss)...    $ (4,540)       $(15,092)
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

    Total dividends attributable to the nine months ended September 30, 2002 were $112.6 million, or $1.26 per share of Common Stock consisting of quarterly dividends of $0.63 per share which were declared on April 1, 2002 and July 1, 2002. On October 1, 2002, the Company declared a dividend of $0.63 per share of Common Stock, applicable to the third quarter and payable to shareholders of record on October 15, 2002. The Company also declared dividends aggregating $15.7 million, $3.5 million, $2.2 million and $6.0 million, respectively, on its Series A, B, C and D preferred stock, respectively, for the nine-month period ended September 30, 2002 and $5.2 million, $1.2 million,

                              ISTAR FINANCIAL INC.

NOTE 13--DIVIDENDS (CONTINUED)
$0.7 million and $2.0 million, respectively, on its Series A, B, C and D preferred stock, respectively, for the three-month period ended September 30, 2001. There are no divided arrearages on any of the preferred shares currently outstanding.

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

    The High Performance Common Stock has not yet reached its first valuation date and currently has only a nominal dividend component.

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

                              ISTAR FINANCIAL INC.

NOTE 14--SEGMENT REPORTING (CONTINUED)
    The Company has two reportable segments: Real Estate Lending and Corporate Tenant Leasing. The Company does not have substantial foreign operations. The accounting policies of the segments are the same as those described in Note 3. The Company has no single customer that accounts for 4.20% or more of revenues (see Note 9 for other information regarding concentrations of credit risk).

    The Company evaluates performance based on the following financial measures for each segment (in thousands):

                                                                CORPORATE
                                                  REAL ESTATE     TENANT     CORPORATE/    COMPANY
                                                    LENDING      LEASING      OTHER(1)      TOTAL
                                                  -----------   ----------   ----------   ----------
                                                                      (UNAUDITED)
TOTAL REVENUES(2):
Three months ended:
  September 30, 2002............................  $   70,916    $   64,103    $    150    $  135,169
  September 30, 2001............................      71,342        46,097         121       117,560
Nine months ended:
  September 30, 2002............................  $  206,633    $  179,247    $    (77)   $  385,803
  September 30, 2001............................     216,265       137,933         505       354,703
TOTAL OPERATING AND INTEREST EXPENSES(3):
Three months ended:
  September 30, 2002............................  $   19,943    $   32,181    $ 31,366    $   83,490
  September 30, 2001............................      29,799        19,541      12,054        61,394
Nine months ended:
  September 30, 2002............................  $   69,034    $   76,285    $ 81,255    $  226,574
  September 30, 2001............................      91,470        58,577      41,214       191,261
NET OPERATING INCOME(4):
Three months ended:
  September 30, 2002............................  $   50,973    $   31,922    $(31,216)   $   51,679
  September 30, 2001............................      41,543        26,556     (11,933)       56,166
Nine months ended:
  September 30, 2002............................  $  137,599    $  102,962    $(81,332)   $  159,229
  September 30, 2001............................     124,795        79,356     (40,709)      163,442
TOTAL LONG-LIVED ASSETS(5):
  September 30, 2002............................  $2,939,769    $2,174,555         N/A    $5,114,324
  December 31, 2001.............................   2,377,763     1,781,565         N/A     4,159,328
TOTAL ASSETS:
September 30, 2002..............................  $2,956,574    $2,263,295    $147,614    $5,367,483
December 31, 2001...............................  $2,402,758    $1,864,687    $111,115     4,378,560

EXPLANATORY NOTES:
--------------------

(1) Corporate and Other represents all corporate level items, including general and administrative expenses and any intercompany eliminations necessary to reconcile to the consolidated Company totals. This caption also includes the Company's servicing business, which is not considered a material separate segment.

                              ISTAR FINANCIAL INC.

NOTE 14--SEGMENT REPORTING (CONTINUED)
(2) Total revenues represents all revenues earned during the period from the assets in each segment. Revenue from the Real Estate Lending business primarily represents interest income and revenue from the Corporate Tenant Leasing business primarily represents operating lease income.

(3) Total operating and interest expense represents provision for loan losses for the Real Estate Lending business and operating costs on corporate tenant lease assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. Interest expense on unsecured notes, general and administrative expense and general and administrative--stock-based compensation is included in Corporate and Other for all periods. Depreciation and amortization of $12.7 million and $8.6 million for the three-month periods ended September 30, 2002 and 2001, respectively, and $35.0 million and $26.2 million for the nine-month periods ended September 30, 2002 and 2001, respectively, are included in the amounts presented above.

(4) Net operating income represents net operating income before minority interest, equity in earnings from joint ventures and unconsolidated subsidiaries, income from discontinued operations, gain (loss) from discontinued operations, extraordinary loss on early extinguishment of debt and cumulative effect of change in accounting principle.

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

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE-MONTH PERIOD
  ENDED SEPTEMBER 30, 2001

    INTEREST INCOME--Interest income increased by $4.4 million to $66.8 million for the three months ended September 30, 2002 from $62.4 million for the same period in 2001. This increase was primarily due to $16.7 million of interest income on new originations or additional fundings, net of a $10.9 million decrease from the repayment of loans and other lending investments. This increase was partially offset by a decrease in interest income on the Company's variable-rate lending investments as the result of lower average one-month LIBOR rates of 1.82% in 2002 compared to 3.55% in 2001.

    OPERATING LEASE INCOME--Operating lease income increased by $17.6 million to $63.6 million for the three months ended September 30, 2002 from $46.0 million for the same period in 2001. Of this increase, $19.0 million was attributable to new corporate tenant lease investments. This increase was partially offset by corporate tenant lease dispositions and lower operating lease income on certain corporate tenant lease assets.

    OTHER INCOME--Other income generally consists of prepayment penalties and realized gains from the early repayment of loans and other lending investments, financial advisory and asset management fees, lease termination fees, mortgage servicing fees, loan participation payments and dividends on certain investments. During the three months ended September 30, 2002, other income included prepayment penalties and realized gains on loan repayments of $3.2 million, asset management, mortgage servicing and other fees of approximately $966,000, and other miscellaneous fees such as dividend payments and insurance claims of $581,000.

    During the three months ended September 30, 2001, other income primarily included prepayment penalties on loan repayments of $8.7 million, financial advisory and mortgage servicing fees of approximately $700,000, and loan participation payments of $680,000.

    INTEREST EXPENSE--For the three months ended September 30, 2002, interest expense increased by $6.4 million to $47.5 million from $41.1 million for the same period in 2001. This increase was primarily due to the higher average borrowings on the Company's debt obligations, term loans and secured notes, and by approximately $492,000 due to additional amortization of deferred financing costs on the Company's debt obligations in 2002 compared to the same period in 2001. This increase was partially offset by lower average one-month LIBOR rates of 1.82% in 2002 compared to 3.55% in 2001 on the Company's variable-rate debt obligations.

    OPERATING COSTS--CORPORATE TENANT LEASE ASSETS--For the three months ended September 30, 2002, operating costs increased by approximately $450,000 to $3.7 million from $3.2 million for the same period in 2001. This increase is primarily related to additional corporate tenant lease investments and an increase in operating costs for certain corporate tenant lease assets, partially offset by corporate tenant lease dispositions.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased by $4.1 million to $12.7 million for the three months ended September 30, 2002 from $8.6 million for the same period in 2001. This increase is due to additional corporate tenant lease investments acquired subsequent to September 30, 2001, partially offset by corporate tenant lease dispositions completed in 2001.

    GENERAL AND ADMINISTRATIVE--For the three months ended September 30, 2002, general and administrative expenses increased by approximately $2.0 million to $8.1 million, compared to $6.1 million for the same period in 2001. This increase is primarily the result of an increase in personnel and related costs.

    GENERAL AND ADMINISTRATIVE--STOCK-BASED COMPENSATION--General and administrative--stock-based compensation increased by approximately
$9.0 million primarily due to a non-cash charge related to the performance-based vesting of 500,000 restricted shares granted under the Company's long-term incentive plan and tied to overall shareholder performance (see Note 10 to the Company's Consolidated Financial Statements).

    PROVISION FOR LOAN LOSSES--The Company's charge for provision for loan losses increased to $2.0 million for the three months ended September 30, 2002 as compared to $1.8 million for the same period in 2001. As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, the Company has not realized any actual losses on any of its loan investments to date. The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company's assessment of general market conditions, the Company's internal risk management policies and credit risk rating system, industry loss experience, the Company's assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

    EQUITY IN EARNINGS FROM JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARIES--During the three months ended September 30, 2002, equity in earnings from joint ventures and unconsolidated subsidiaries decreased by approximately $1.9 million to $85,000 from $2.0 million for the same period in 2001. This decrease is primarily due to the consolidation of one of the Company's corporate tenant lease joint venture investments (see Note 6 to the Company Consolidated Financial Statements).

    INCOME FROM DISCONTINUED OPERATIONS--For the three-month periods ended September 30, 2002 and 2001, operating income earned by the Company on corporate tenant lease assets sold (prior to their sale) and assets held for sale of approximately $823,000 and $1.2 million, respectively, is classified as "discontinued operations," even though such income was earned by the Company prior to the assets' disposition or its classification as "held for sale."

    GAIN (LOSS) FROM DISCONTINUED OPERATIONS--During the three months ended September 30, 2002, one of the Company's customers exercised an option to terminate its lease on 50% of the land leased from the Company. In connection with this termination, the Company realized $17.5 million in cash lease termination payments, offset by a $17.4 million impairment charge in connection with the termination, resulting in a net gain of approximately $123,000.

    During the third quarter of 2001, the Company disposed of one corporate tenant lease asset for net proceeds of $12.5 million, and recognized a loss of approximately $1.2 million.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--During the three months ended September 30, 2002, the Company did not incur any losses on the early extinguishment of debt.

    During the three months ended September 30, 2001, the Company prepaid an unsecured revolving credit facility, which had an original maturity date of May 2002. In connection with this prepayment, the Company expensed the remaining unamortized deferred financing costs, which resulted in an extraordinary loss on early extinguishment of debt of approximately $583,000.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE-MONTH PERIOD
  ENDED SEPTEMBER 30, 2001

    INTEREST INCOME--Interest income decreased $6.1 million to $187.1 million for the nine months ended September 30, 2002 from $193.2 million for the same period in 2001. Approximately $15.2 million of this decrease is the result of lower average one-month LIBOR rates of 1.84% in 2002 compared to 4.45% in 2001 on the Company's variable-rate lending investments. This decrease was partially offset by $52.9 million of interest income on new originations or additional fundings, net of a $40.0 million decrease in interest income due to the repayment of loans and other lending investments.

    OPERATING LEASE INCOME--Operating lease income increased by $39.9 million to $177.5 million for the nine months ended September 30, 2002 from $137.6 million for the same period in 2001. Of this increase, $42.2 million was attributable to new corporate tenant lease investments. This increase was partially offset by corporate tenant lease dispositions and lower operating lease income on certain corporate tenant lease assets.

    OTHER INCOME--Other income consists primarily of prepayment penalties and realized gains from the early repayment of loans and other lending investments, financial advisory and asset management fees, lease termination fees, mortgage servicing fees, loan participation payments and dividends on certain investments. During the nine months ended September 30, 2002, other income primarily included prepayment penalties and realized gains on loan repayments of $9.1 million, financial advisory, asset management, mortgage servicing and other fees of $8.5 million, and loan participation payments of $3.3 million.

    During the nine months ended September 30, 2001, other income primarily included prepayment penalties and gains on loan repayments of $18.9 million, loan participations of $3.7 million, and financial advisory and mortgage servicing fees of approximately $1.8 million.

    INTEREST EXPENSE--For the nine months ended September 30, 2002, interest expense increased by approximately by $7.1 million to $135.9 million from $128.8 million for the same period in 2001. This increase was primarily due to the higher average borrowings on the Company's debt obligations, term loans and secured notes, and by approximately $1.8 million due to additional amortization of deferred financing costs on the Company's debt obligations in 2002 compared to the same period in 2001. This increase was partially offset by lower average one-month LIBOR rates of 1.84% in 2002 compared to 4.45% in 2001 on the Company's variable-rate debt obligations.

    OPERATING COSTS--CORPORATE TENANT LEASE ASSETS--For the nine months ended September 30, 2002, operating costs decreased by $51,000 to $9.7 million from the same period in 2001. This decrease is primarily related to corporate tenant lease dispositions, partially offset by new corporate tenant lease investments.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased by $8.8 million to $35.0 million for the nine months ended September 30, 2002 from $26.2 million for the same period in 2001. This increase is due to additional corporate tenant lease investments acquired subsequent to September 30, 2001, partially offset by corporate tenant lease dispositions completed in 2001.

    GENERAL AND ADMINISTRATIVE--For the nine months ended September 30, 2002, general and administrative expenses increased by $4.1 million to $22.8 million, compared to $18.7 million for the same period in 2001. This increase is primarily the result of an increase in personnel and related costs.

    GENERAL ADMINISTRATIVE--STOCK-BASED COMPENSATION--General and administrative stock-based compensation increased by approximately $14.8 million primarily due to a non-cash charge related to the performance-based vesting of 500,000 restricted shares granted under the Company's long-term incentive plan and tied to overall shareholder performance (see Note 10 to the Company's Consolidated Financial Statements).

    PROVISION FOR LOAN LOSSES--The Company's charge for provision for loan losses increased to $5.8 million for the nine months ended September 30, 2002 as compared to $5.3 million for the same period in 2001. As more fully discussed in
Note 4 to the Company's Consolidated Financial Statements, the Company has not realized any actual losses on any of its loan investments to date. The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company's assessment of general market conditions, the Company's internal risk management policies and credit risk rating system, industry loss experience, the Company's assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

    EQUITY IN EARNINGS FROM JOINT VENTURES AND UNCONSOLIDATED
SUBSIDIARIES--During the nine months ended September 30, 2002, equity in earnings from joint ventures and unconsolidated subsidiaries decreased by $4.3 million to $1.3 million from $5.6 million for the same period in 2001. This decrease is primarily due to the consolidation of one of the Company's corporate tenant lease joint venture investments (see Note 6 to the Company's Consolidated Financial Statements).

    INCOME FROM DISCONTINUED OPERATIONS--For the nine-month periods ended September 30, 2002 and 2001, operating income earned by the Company on corporate tenant lease assets sold (prior to their sale) and assets held for sale of approximately $3.3 million and $3.7 million, respectively, is classified as "discontinued operations," even though such income was earned by the Company prior to the assets' disposition or its classification as "held for sale."

    GAIN (LOSS) FROM DISCONTINUED OPERATIONS--During the nine months ended September 30, 2002, one of the Company's customers exercised an option to terminate its lease on 50% of the land leased from the Company. In connection with this termination, the Company realized $17.5 million in cash lease termination payments, offset by a $17.4 million impairment charge in connection with the termination, resulting in a net gain of approximately $123,000. In addition, the Company disposed of one corporate tenant lease asset for net proceeds of $3.7 million, and realized a gain of approximately $595,000.

    During the nine months ended September 30, 2001, the Company disposed of three corporate tenant lease assets for net proceeds of $20.3 million, and recognized gains of approximately $403,000.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--During the nine months ended September 30, 2002, the Company fully repaid the then remaining
$446.2 million of bonds outstanding under its STARs, Series 2000-1 financing. This prepayment resulted in an extraordinary loss of $12.2 million, which represented approximately $8.2 million in unamortized deferred financing costs and approximately $4.0 million in prepayment penalties.

    During the nine months ended September 30, 2001, the Company repaid a secured term loan, which had an original maturity date of December 2004. In connection with this early repayment, the Company incurred certain prepayment penalties, which resulted in an extraordinary loss on early extinguishment of debt of approximately $1.0 million during the first quarter of 2001. In addition, in the third quarter of 2001, the Company prepaid an unsecured revolving credit facility, which had an original maturity date of May 2002. In connection with this prepayment, the Company expensed the remaining unamortized deferred financing costs, which resulted in an extraordinary loss on early extinguishment of debt of approximately $583,000.

ADJUSTED EARNINGS

    Adjusted earnings represents net income computed in accordance with GAAP, before gain (loss) from discontinued operations, extraordinary items and cumulative effect of change in accounting principle, plus depreciation and amortization, less preferred stock dividends, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures reflect the Company's share of adjusted earnings calculated on the same basis.

    The Company believes that to facilitate a clear understanding of the historical operating results of the Company, adjusted earnings should be examined in conjunction with net income as shown in the Company's Consolidated Statements of Operations. Adjusted earnings should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs or available for distribution to the Company's shareholders. The Company's management believes that adjusted earnings more closely approximates operating cash flow and is a useful measure for investors to consider, in conjunction with net income and other GAAP measures, in evaluating the Company's financial performance. This is primarily because the Company is a commercial finance company that focuses on real estate lending and corporate tenant leasing; therefore, the Company's net income (determined in accordance with GAAP) reflects significant non-cash depreciation expense on corporate tenant lease assets. It should be noted that the Company's manner of calculating adjusted earnings may differ from the calculation of similarly-titled measures by other companies.

                                                            FOR THE               FOR THE
                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        2002       2001       2002       2001
                                                      --------   --------   --------   --------
Adjusted earnings:
  Net income........................................  $52,670    $57,553    $152,292   $171,155
  Add: Joint venture income.........................       --        235         621        709
  Add: Depreciation.................................   12,730      8,669      35,053     26,255
  Add: Joint venture depreciation and
    amortization....................................      960        960       3,391      2,828
  Add: Amortization of deferred financing costs.....    5,451      4,959      17,202     15,391
  Less: Preferred dividends.........................   (9,227)    (9,227)    (27,681)   (27,681)
  Less: (Gains)/losses from discontinued
    operations......................................     (123)     1,196        (717)      (403)
  Add: Extraordinary loss early extinguishments of
    debt............................................       --        583      12,166      1,620
  Add: Cumulative effect of change in accounting
    principle(1)....................................       --         --          --        282
                                                      -------    -------    --------   --------
Adjusted diluted earnings allocable to common
  shareholders:
  Before non-cash incentive compensation
    charge(2).......................................  $71,355    $64,928    $207,277   $190,156
                                                      =======    =======    ========   ========
  After non-cash incentive compensation charge......  $62,461    $64,928    $192,327   $190,156
                                                      =======    =======    ========   ========
  Weighted average diluted common shares
    outstanding.....................................   92,566     89,197      91,746     88,372
                                                      =======    =======    ========   ========

EXPLANATORY NOTES:
--------------------

(1) Represents one-time effect of adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001.

(2) Excludes an $8.9 million and $15.0 million non-cash charge related to performance-based vesting of restricted shares granted under the Company's long-term incentive plan for the three and nine months ended September 30, 2002, respectively.

RISK MANAGEMENT

    NON-ACCRUAL LOANS--The Company transfers loans to non-accrual status at such time as: (1) management believes that the potential risk exists that scheduled debt service payments will not be met within the coming 12 months; (2) the loans become 90 days delinquent; (3) management determines the borrower is incapable of, or ceased efforts toward, curing the cause of an impairment; or (4) the net realizable value of the loan's underlying collateral approximates the Company's carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. As of September 30, 2002, the Company had two assets on non-accrual status with an aggregate gross book value of $5.5 million, or 0.10% of the gross book value of the Company's investments.

    One of the two non-accrual loans is a $3.6 million partnership loan on two shopping malls located in the suburbs of Washington, D.C. This investment was part of a larger loan originally made by affiliates of Lazard Freres prior to the Company's acquisition of Lazard's structured finance portfolio in 1998. The loan matures in September 2003 and bears interest at 12.00%. The Company received cash payments equal to the interest due on the loan during the nine months ended September 30, 2002, and the borrower remains current on its obligations to the Company. However, the Company anticipates that this loan will remain on non-accrual status for the foreseeable future.

    Additionally, the Company, through its investment in TriNet Management Operating Company, has a $1.9 million investment in debt securities that are convertible into shares of a real estate company which trades on the Mexican Stock Exchange. This investment was made by TriNet prior to its acquisition by the Company in 1999. The securities bear interest at 12.00% per annum and is payable in arrears on December 4th of each year. The Company received cash payments equal to the interest due on the investment through December 31, 2001, and the Company expects to be paid its interest for the year ended 2002 in December 2002. However, the Company anticipates that this investment will remain on non-accrual status for the foreseeable future.

    LOANS IN DEFAULT--As of September 30, 2002, one of the Company's loans is in technical default because, since July 2002, the borrower has been paying debt service one month in arrears. This loan is a $15.3 million second mortgage on a Class A office building in Washington, D.C. which matures in October 2005. On August 5, 2002, the five-day grace period for the borrower's July 2002 debt service payment expired, and the Company sent a default notice to the borrower. The July debt service payment was received by the Company on August 22, 2002 and, since that time, the Company continues to be paid one month in arrears. Inclusive of the senior debt on the property, the Company's last-dollar risk exposure on this asset is approximately $269 per square foot. As a result, the Company currently believes that the fair value of the collateral supports the book value of this asset.

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

    The Company's longstanding policy is to limit its book debt-to-equity ratio to approximately 2.0x. As the Company's leverage approaches this level, the Company will consider equity and other alternatives to reduce leverage. The exact timing and nature of any equity issuance would be subject to market conditions.

    The Company has four LIBOR-based secured revolving credit facilities with an aggregate maximum availability of $2.7 billion, of which $1.3 billion was drawn as of September 30, 2002 (see Note 7 to the Company's Consolidated Financial Statements). Availability under these facilities is based on collateral provided under a borrowing base calculation. At September 30, 2002, the Company also had an unsecured credit facility totaling $300.0 million which bears interest at LIBOR + 2.125% and matures in July 2004, including a one-year extension at the Company's option. At September 30, 2002, the Company had not drawn any amounts under this facility.

    RECENT FINANCING ACTIVITIES--On May 17, 2000, the Company closed the inaugural offering under its proprietary matched funding program, STARs, Series 2000-1. In the initial transaction, a wholly-owned subsidiary of the Company issued $896.5 million of investment-grade bonds secured by the subsidiary's assets, which had an aggregate outstanding principal balance of approximately $1.2 billion at inception. Principal payments received on the assets were utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funded the maturity of the underlying assets financed under the program. Of the assets of the subsidiary secured by this financing, 73.96% (by gross carrying value) consisted of first mortgages and subsequent lien positions and the remaining 26.04% consisted of junior loans. For accounting purposes, this transaction was treated as a secured financing: the underlying assets and STARs liabilities remained on the Company's Consolidated Balance Sheets and no gain on sale was recognized. On May 28, 2002, the Company fully repaid these bonds.

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

    On June 14, 2001, the Company closed $193.0 million of term loan financing secured by 15 corporate tenant lease assets. The variable-rate loan bears interest at LIBOR + 1.85% (not to exceed 10.00% in aggregate) and has two one-year extensions at the Company's option. The Company used these proceeds to repay a $77.8 million secured term loan maturing in June 2001 and to pay down a portion of its revolving credit facilities. In addition, the Company extended the maturity of its $500.0 million secured revolving credit facility to August 2003. On March 29, 2002, the Company again extended the final maturity of this facility to August 2005, which includes a one-year "term-out" extension at the Company's option.

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

    On May 28, 2002, the Company repaid the then remaining $446.2 million of bonds outstanding under its STARs, Series 2000-1 financing. Simultaneously, a wholly-owned subsidiary of the Company issued STARs, Series 2002-1, consisting of $885.1 million of investment-grade bonds secured by the subsidiary's structured finance and corporate tenant lease assets, which had an aggregate outstanding principal balance of approximately $1.1 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The weighted average interest rate on the bonds, on an all-floating rate basis, is approximately LIBOR + 0.56% at inception. For accounting purposes, this transaction was treated as a secured financing: the underlying assets and STARs liabilities remained on the Company's Consolidated Balance Sheets, and no gain on sale was recognized.

    On July 2, 2002, the Company purchased the remaining interest in the Milpitas joint venture from the former Milpitas external member. Upon purchase of the interest, the Milpitas joint venture became fully consolidated for accounting purposes and approximately $79.2 million of secured term debt was transferred to the Company's Consolidated Balance Sheets.

    On September 30, 2002, the Company closed a new $500.0 million secured revolving credit facility with a leading financial institution. The new facility has a three-year term and bears interest at LIBOR + 1.50% to 2.25%, depending upon the collateral contributed to the borrowing base. The new facility accepts a broad range of structured finance and corporate tenant assets and has a final maturity date of September 2005.

    HEDGING ACTIVITIES--The Company has variable-rate lending assets and variable-rate debt obligations. These assets and liabilities create a natural hedge against changes in variable interest rates. This means that as interest rates increase, the Company earns more on its variable-rate lending assets and pays more on its variable-rate debt obligations and, conversely, as interest rates decrease, the Company earns less on its variable-rate lending assets and pays less on its variable-rate debt obligations. When the amount of the Company's variable-rate debt obligations exceeds the amount of its variable-rate lending assets, the Company utilizes derivative instruments to limit the impact of changing interest rates on its net income. The Company does not use derivative instruments to hedge assets or for speculative purposes. The derivatives instruments the Company uses are typically in the form of interest rate swaps and interest rate caps. Interest rate swaps effectively change variable-rate debt obligations to fixed-rate debt obligations. Interest rate caps effectively limit the maximum interest rate on variable-rate debt obligations.

    The primary risks from the Company's use of derivative instruments is the risk that a counterparty to a hedging arrangement could default on its obligation and the risk that the Company may have to pay certain costs, such as transaction fees or breakage costs, if a hedging arrangement is terminated by the Company. As a matter of policy, the Company enters into hedging arrangements with counterparties that are large, creditworthy financial institutions typically rated at least "A" by Standard & Poor's ("S&P") and "A2" by Moody's Investors Service ("Moody's"). The Company's hedging strategy is approved and monitored by the Company's Audit Committee on behalf of its Board of Directors and may be changed by the Board of Directors without stockholder approval.

    The Company has entered into the following cash flow hedges that are outstanding as of September 30, 2002. The net value (liability) associated with these hedges is reflected on the Company's Consolidated Balance Sheets (in thousands).

                                                                              ESTIMATED
                                        STRIKE                                VALUE AT
                            NOTIONAL   PRICE OR     TRADE        MATURITY   SEPTEMBER 30,
TYPE OF HEDGE                AMOUNT    SWAP RATE     DATE          DATE         2002
-------------               --------   ---------   --------      --------   -------------
Pay-Fixed Swap............  $125,000     7.058%    6/15/00       6/25/03       $(5,166)
Pay-Fixed Swap............   125,000     7.055%    6/15/00       6/25/03        (5,163)
Pay-Fixed Swap............    75,000     5.580%    11/4/99(1)    12/1/04        (5,890)
LIBOR Cap.................   345,000     8.000%    5/22/02       5/28/14        13,622
LIBOR Cap.................    75,000     7.750%    11/4/99(1)    12/1/04            35
LIBOR Cap.................    35,000     7.750%    11/4/99(1)    12/1/04            15
                                                                               -------
Total Estimated Asset (Liability) Value..................................      $(2,547)
                                                                               =======

EXPLANATORY NOTE:
--------------------

(1) Acquired in connection with the TriNet Acquisition. (See Note 1 to the Company's Consolidated Financial Statements).

    Between January 1, 2001 and September 30, 2002, the Company had outstanding the following cash flow hedges that have expired or been settled (in thousands):

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

    In connection with STARs, Series 2002-1 in May 2002, the Company entered into a LIBOR interest rate cap struck at 8.00% in the notional amount of $345.0 million. The Company utilizes the provisions of Statement of Financial Accounting Standards No. 133 ("SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," with respect to such instruments. SFAS
No. 133 provides that the up-front fees paid on option-based products such as caps should be expensed into earnings based on the allocation of the premium to the affected periods as if the agreement were a series of "caplets." These allocated premiums are then reflected as a charge to income (as part of interest expense) in the affected period.

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

    OFF-BALANCE SHEET TRANSACTIONS--The Company is not dependent on the use of any off-balance sheet financing arrangements for liquidity. As of September 30, 2002, the Company had investments in three corporate tenant lease joint ventures that are accounted for under the equity method which had total debt obligations outstanding of approximately $177.1 million. The Company's pro rata share of the ventures' third-party debt was approximately $77.5 million (see Note 6 to the Company's Consolidated Financial Statements). These ventures were formed for the purpose of operating, acquiring and in certain cases, developing corporate tenant lease facilities. The debt obligations of these joint ventures are non-recourse to the ventures and the Company and mature between fiscal years 2004 and 2011. As of September 30, 2002, they consisted of six term loans bearing fixed rates per annum ranging from 7.61% to 8.43% and one variable-rate term loan with a rate of LIBOR + 1.25% per annum.

    RATINGS TRIGGERS--On July 27, 2001, the Company completed a $300.0 million unsecured revolving credit facility with a group of leading financial institutions. The new facility has an initial maturity of July 2003 with a one-year extension at the Company's option and another one-year extension at the lenders' option. The new facility replaces two prior credit facilities maturing in 2002 and 2003, and bears interest at LIBOR + 2.125% based on the Company's senior unsecured credit ratings of BB+ from S&P, Ba1 from Moody's and BBB- from Fitch Ratings. If the Company achieves a higher rating from either S&P or Moody's, the facility's interest rate will improve to LIBOR + 2.00%. If the Company's credit rating is downgraded by any of the rating agencies (regardless of how far), the facility's interest rate will increase to LIBOR + 2.25%. In the event the Company receives two credit ratings that are not equivalent, the spread over LIBOR shall be determined by the lower of the two such ratings. As of September 30, 2002, no amounts have yet been drawn on this facility. Accordingly, management does not believe any rating changes would have a material adverse impact on the Company's results of operations. There are no other ratings triggers in any of the Company's debt instruments or other operating or financial agreements.

    During the three months ended September 30, 2002, the Company's senior unsecured credit rating was upgraded to an investment grade rating of BBB- from BB+ by Fitch Ratings. In addition, Moody's and S&P raised their ratings outlook for the Company's senior unsecured credit rating to "positive."

    DRIP PROGRAM--The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three-month periods ended September 30, 2002 and 2001, the Company issued a total of 369,609 and 11,239 shares of its Common Stock, respectively, and during the nine-month periods ended September 30, 2002 and 2001, the Company issued a total of 1,597,429 and 24,008 shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three-month periods ended September 30, 2002 and 2001 were approximately
$10.4 million and $297,088, respectively, and $43.9 million and $624,149 during the nine-month periods ended September 30, 2002 and 2001, respectively.

    STOCK REPURCHASE PROGRAM--The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. The only repurchase the Company has made under this program since
November 2000, has been 250,000 shares during the three months ended
September 30, 2002. As of September 30, 2002 and December 31, 2001, the Company had repurchased approximately 2.6 million shares and 2.3 million shares, respectively, at an aggregate cost of approximately $48.0 million and $40.7 million, respectively.

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

    Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. During the nine months ended September 30, 2002, management reviewed and evaluated its critical accounting policies, as further disclosed in the Company's December 31, 2001 Form 10-K, and believes them to be appropriate. The Company's accounting policies are described in Note 3 to the

Company's Consolidated Financial Statements. The following are significant events relating to critical accounting policies during the nine months ended September 30, 2002:

    EXECUTIVE COMPENSATION--The Company's accounting policies generally provide cash compensation to be estimated and recognized over the period of service. With respect to stock-based compensation arrangements, as of July 1, 2002 (with retroactive application to the beginning of the calendar year), the Company has adopted the fair value method allowed under SFAS No. 123, which values options on the date of grant and recognizes an expense equal to the fair value of the option multiplied by the number of options granted over the related service period. Prior to the third quarter 2002, the Company elected to use APB 25 accounting, which measured the compensation charges based on the intrinsic value of such securities when they become fixed and determinable, and recognized such expense over the related service period. These arrangements are often complex and generally structured to align the interests of management with those of the Company's shareholders. See Note 10 to the Company's Consolidated Financial Statements for a detailed discussion of such arrangements and the related accounting effects.

    During 2001, the Company entered into new three-year employment agreements with its Chief Executive Officer and its President. See Note 10 to the Company's Consolidated Financial Statements for a more detailed description of both employment agreements.

    The following is a hypothetical illustration of the effects on the Company's net income and adjusted earnings of the full vesting of phantom units under the employment agreement with the Chief Executive Officer. During the nine months ended September 30, 2002, 1,000,000 of the phantom shares awarded to the Chief Executive Officer were contingently vested. Absent an earlier change of control or termination of employment, these 1,000,000 shares will not become fully vested until March 31, 2004. Assuming that the market price of the Common Stock on March 31, 2004 is $27.92 (which was the market price of the Common Stock on September 30, 2002), the Company would incur a one-time charge to both net income and adjusted earnings at that time equal to $27.9 million (the fair market value of the 1,000,000 shares at $27.92 per share).

    On April 29, 2002, the 500,000 unvested restricted shares awarded to the President became contingently vested as the total shareholder return exceeded 60.00% and became fully vested on September 30, 2002 as all employment contingencies were met. The Company incurred a non-cash charge of approximately $15.0 million related to these vested shares, recognized ratably over the service period from the date of contingent vesting through September 30, 2002. Accordingly, the non-cash charge recognized for the three and nine months ended September 30, 2002 was approximately $8.9 million and $15.0 million, respectively.

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

    In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Exit or Disposal Activities," to address significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes: (1) costs related to terminating a contract that is not a capital lease; and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS No. 146 to have a material effect on the Company's Consolidated Financial Statements.

    In September 2002, the FASB issued Statement of Financial Accounting Standards No. 147 ("SFAS No. 147"), "Acquisitions of Certain Financial Institutions," an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. SFAS No. 147 provides guidance on the accounting for the acquisitions of financial institutions, except those acquisitions between two or more mutual enterprises. SFAS No. 147 removes acquisitions of financial institutions from the scope of both FASB No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17, "When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. SFAS No. 147 also amends SFAS
No. 144, to include in its scope long-term, customer-relationship intangible assets of financial institutions such as depositor-relationship and borrower-relationship intangible assets and credit cardholder intangible assets. The Company will adopt the provisions of this statement, as required, on October 1, 2002. The Company does not expect SFAS No. 147 to have a material effect on the Company's Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities and Exchange Act of 1934 (the "Exchange Act") reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company has formed a Disclosure Committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. The Disclosure Committee reports directly to the Company's Chief Executive Officer and Chief Financial Officer. The Chief Financial Officer is currently a member of the Disclosure Committee.

    Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Disclosure Committee and other members of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

    There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date that the Company carried out its evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A.  EXHIBITS

       3.3 Articles Supplementary for the High Performance Common
       Stock-Series 1.

       3.4 Articles Supplementary for the High Performance Common
       Stock-Series 2.

       3.5 Articles Supplementary for the High Performance Common
       Stock-Series 3.

    B.  REPORTS ON FORM 8-K

       On August 14, 2002, a Current Report on Form 8-K was filed which included the certification of the Company's chief executive officer pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  iSTAR FINANCIAL INC.

                                                  REGISTRANT

Date: November 14, 2002
                                                  --------------------------------------------------
                                                  Jay Sugarman
                                                  CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                                  CHIEF EXECUTIVE OFFICER

Date: November 14, 2002
                                                  --------------------------------------------------
                                                  Spencer B. Haber
                                                  PRESIDENT, CHIEF FINANCIAL OFFICER, DIRECTOR AND
                                                  SECRETARY

                                 CERTIFICATIONS

I, Jay Sugarman, certify that:

    1.  I have reviewed this quarterly report on Form 10-Q of iStar
Financial Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b.evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                              ------------------------------------------------
                                                     Name: Jay Sugarman
                                                     Title: Chief Executive Officer

I, Spencer B. Haber, certify that:

    1.  I have reviewed this quarterly report on Form 10-Q of iStar
Financial Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                              ------------------------------------------------
                                                     Name: Spencer B. Haber
                                                     Title: Chief Financial Officer