Form 10-K
period 2002-12-31
ISTAR FINANCIAL INC
filed 2003-03-27
CIK 1095651

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2). Yes /X/ No / /

    As of June 30, 2002, the aggregate market value of the common stock, $0.001 par value per share of iStar Financial Inc. ("Common Stock"), held by non-affiliates(1) of the registrant was approximately $2.4 billion, based upon the closing price of $28.50 on the New York Stock Exchange composite tape on such date.

    As of March 14, 2003, there were 98,622,217 shares of Common Stock outstanding.

(1) For purposes of this Annual Report only, includes all outstanding Common Stock other than Common Stock held directly by the registrant's directors and executive officers.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant's definitive proxy statement for the registrant's 2003 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I

Item 1. Business............................................         2

Item 2. Properties..........................................        17

Item 3. Legal Proceedings...................................        17

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................        17

PART II

Item 5. Market for Registrant's Equity and Related Share
  Matters...................................................        18

Item 6. Selected Financial Data.............................        20

Item 7. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................        23

Item 7a. Quantitative and Qualitative Disclosures about
  Market Risk...............................................        41

Item 8. Financial Statements and Supplemental Data..........        44

Item 9. Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosure.......................        95

PART III

Item 10. Directors and Executive Officers of the
  Registrant................................................        95

Item 11. Executive Compensation.............................        95

Item 12. Security Ownership of Certain Beneficial Owners and
  Management................................................        95

Item 13. Certain Relationships and Related Transactions.....        95

Item 14. Controls and Procedures............................        95

Item 16. Principal Accountant Fees and Services.............        95

PART IV

Item 15. Exhibits, Financial Statement Schedules, and
  Reports on Form 8-K.......................................        96

SIGNATURES..................................................       100

                                     PART I

ITEM 1. BUSINESS

EXPLANATORY NOTE FOR PURPOSES OF THE "SAFE HARBOR PROVISIONS" OF SECTION 21E OF
  THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, iStar Financial Inc.'s current business plan, business strategy and portfolio management. The Company's actual results or outcomes may differ materially from those anticipated. Important factors that the Company believes might cause such differences are discussed in the cautionary statements presented under the caption "Factors That May Affect the Company's Business Strategy" in Item 1 of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

CODE OF CONDUCT

    iStar Financial Inc. (the "Company") has adopted a code of business conduct for all of its employees and directors, including the Company's chief executive officer, chief financial officer, other executive officers and personnel. A copy of the Company's code of conduct is attached to this Annual Report on Form 10-K as Exhibit 10.21 and is also available on the Company's website at www.istarfinancial.com. The Company intends to post on its website material changes to, or waivers from, its code of conduct, if any, within two days of any such event. As of December 31, 2002, there were no such changes or waivers.

OVERVIEW

    The Company is the leading publicly-traded finance company focused on the commercial real estate industry. The Company provides structured financing to private and corporate owners of real estate nationwide, including senior and junior mortgage debt, corporate mezzanine and subordinated capital, and corporate net lease financing. The Company, which is taxed as a real estate investment trust ("REIT"), seeks to deliver strong dividends and superior risk-adjusted returns on equity to shareholders by providing innovative and value-added financing solutions to its customers.

    The Company's primary product lines include:

    - STRUCTURED FINANCE. The Company provides senior and subordinated loans that typically range in size from $20 million to $100 million to borrowers holding high-quality real estate. These loans may be either fixed or variable rate and are structured to meet the specific financing needs of the borrowers, including the acquisition or financing of large, high-quality real estate. The Company offers borrowers a wide range of structured finance options, including first mortgages, second mortgages, partnership loans, participating debt and interim facilities. The Company's structured finance transactions have maturities generally ranging from three to ten years. As of December 31, 2002, based on gross carrying values, the Company's structured finance assets represented 27.02% of its assets.

    - PORTFOLIO FINANCE. The Company provides funding to regional and national borrowers who own multiple facilities in geographically diverse portfolios. Loans are cross-collateralized to give the Company the benefit of all available collateral and underwritten to recognize inherent portfolio diversification. Property types include multifamily, suburban office, hotels and other property types where individual property values are less than $20 million on average. Loan terms are structured to meet the specific requirements of the borrower and typically range in size from $25 million to $150 million. The Company's portfolio finance transactions have maturities generally ranging from three to ten years. As of December 31, 2002, based on gross carrying values, the Company's portfolio finance assets represented 7.08% of its assets.

    - CORPORATE FINANCE. The Company provides senior and subordinated capital to corporations engaged in real estate or real estate-related businesses. Financings may be either secured or unsecured and typically range in size from $20 million to $150 million. The Company's corporate finance transactions have maturities generally ranging from five to ten years. As of December 31, 2002, based on gross carrying values, the Company's corporate finance assets represented 12.18% of its assets.

    - LOAN ACQUISITION. The Company acquires whole loans and loan participations which represent attractive risk-reward opportunities. Loans are generally acquired at a small discount to the principal balance outstanding. Loan acquisitions typically range in size from $5 million to $100 million and are collateralized by all major property types. The Company's loan acquisition transactions have maturities generally ranging from three to ten years. As of December 31, 2002, based on gross carrying values, the Company's loan acquisition assets represented 8.60% of its assets.

    - CORPORATE TENANT LEASING. The Company provides capital to corporations and borrowers who control facilities leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to be paid by the corporate tenant on a triple net lease basis. Corporate tenant lease transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of December 31, 2002, based on gross carrying values, the Company's corporate tenant lease assets represented 43.64% of its assets.

    - SERVICING. Through its iStar Asset Services division, the Company provides rated loan servicing to third-party institutional loan portfolios, as well as to the Company's own assets. The servicing business did not represent a meaningful percentage of the gross carrying value of the Company's assets as of December 31, 2002.

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

    As of December 31, 2002, based on current gross carrying values, the Company's business consists of the following product lines:

          EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                                  PRODUCT LINE


Portfolio Finance                                                7%
Structured Finance                                              27%
Loan Acquisitions                                                9%
Corporate Finance                                               12%
Corporate Tenant Leases                                         45%

    The Company seeks to maintain an investment portfolio which is diversified by asset type, underlying property type and geography. As of December 31, 2002, based on current gross carrying values, the Company's total investment portfolio has the following characteristics:

          EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC
                                   ASSET TYPE


First Mortgages                                                         37%
Second Mortgages                                                         5%
Corporate/Partnership Loans                                             13%
Corporate Tenant Leases                                                 45%

                                 PROPERTY TYPE

HOTEL - LENDING                                                         12%
Hotel - Investment Grade CTL                                              5%
Mixed Use                                                                 4%
Office - Lending                                                         20%
Office - CTL                                                             27%
Industrial / R&D                                                         15%
Apartment / Residential                                                   5%
Conference Ctr.                                                           2%
Retail                                                                    4%
Other                                                                     6%

                                   GEOGRAPHY


Northeast                                                                18%
North Central                                                             4%
Central                                                                   8%
South                                                                    12%
Southwest                                                                 2%
West                                                                     29%
Northwest                                                                 4%
Various                                                                   1%
Southeast                                                                11%
Mid-Atlantic                                                             11%

THE COMPANY'S UNDERWRITING PROCESS

    The Company discusses and analyzes investment opportunities during regular weekly meetings which are attended by all of its investment professionals, as well as representatives from its legal, risk management and capital markets areas. The Company has developed a process for screening potential investments called the Six Point Methodology(SM). The Six Point Methodology(SM) reflects the six fundamental criteria by which the Company evaluates an investment opportunity prior to beginning its formal commitment process.

                           THE SIX POINT METHODOLOGY

    - First, the Company evaluates the source of the opportunity. The Company prefers opportunities where it has a direct relationship with the customer or an intermediary who has worked with the Company before, because it believes that such relationships enable it to add more value to a transaction.

    - Second, the Company evaluates the quality of the collateral or corporate credit, as well as its market or industry dynamics.

    - Third, the Company evaluates the equity or corporate sponsor, including factors such as its reputation, financial strength and commitment to the collateral.

    - Fourth, the Company determines whether it can implement an appropriate legal and financial structure for the transaction given its risk profile, including the Company's ability to control the collateral under various circumstances.

    - Fifth, the Company performs an alternative investment test. If the Company believes that it can earn a better risk-adjusted return in a comparable asset class or different part of the customer's capital structure, then the proposed investment will score poorly in this category.

    - Sixth, the Company evaluates the liquidity of the investment and its ability to match fund the asset. A security that is too highly structured is less desirable because it may limit the Company's ability to obtain appropriately priced financing for the asset, or its ability to sell it if it ever so desires.

    The Company has an intensive underwriting process in place for all potential investments. This process provides for comprehensive feedback and review by all disciplines within the Company, including investments, credit, risk management, legal/structuring and capital markets. Participation is encouraged from all professionals throughout the entire origination process, from the initial consideration of the opportunity, through the Six Point Methodology(SM) and into the preparation and distribution of a comprehensive memorandum for the Company's internal and Board of Directors investment committees.

    Commitments of less than $30.0 million require the unanimous consent of the Company's internal investment committee, consisting of senior management representatives from each of the Company's key disciplines. For commitments between $30.0 million and $50.0 million, the further approval of the Company's Board of Directors' investment committee is also required. All commitments of $50.0 million or more must be approved by the Company's full Board of Directors.

FINANCING STRATEGY

    The Company has access to a wide range of debt and equity capital resources to finance its investment and growth strategies. At December 31, 2002, the Company had over $2.0 billion of tangible book equity capital and a total market capitalization of approximately $6.6 billion. The Company believes that its size, diversification, investor sponsorship and track record are competitive advantages in obtaining attractive financing for its businesses.

    The Company seeks to maximize risk-adjusted returns on equity and financial flexibility by accessing a variety of public and private debt and equity capital sources, including:

    - iStar Asset Receivables ("STARs"), the Company's proprietary match-funded, securitized debt program.

    - Long-term, unsecured corporate debt.

    - A combined $2.7 billion available under its unsecured and secured revolving credit facilities at year end.

    The Company's business model is premised on significantly lower leverage than many other commercial finance companies. In this regard, the Company seeks to:

    - Target a maximum consolidated debt/book equity ratio of 2.0x.

    - Maintain a large tangible equity base and conservative credit statistics.

    - Match fund assets and liabilities.

    The Company has not historically utilized, and does not currently plans to utilize, "off-balance sheet" financing vehicles other than normal corporate tenant leasing joint ventures with unrelated third parties, which may be accounted for under the equity method due to the existence of provisions providing for a sharing of control with the venture partners. Detailed information on joint ventures in which the Company currently has investments/operations, including information on the Company's share of the joint ventures' non-recourse debt, is provided in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," and in Note 6 to the Company's Consolidated Financial Statements.

    A more detailed discussion of the Company's current capital resources is provided in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

HEDGING STRATEGY

    The Company has variable-rate lending assets and variable-rate debt obligations. These assets and liabilities create a natural hedge against changes in variable interest rates. This means that as interest rates increase, the Company earns more on its variable-rate lending assets and pays more on its variable-rate debt obligations and, conversely, as interest rates decrease, the Company earns less on its variable-rate lending assets and pays less on its variable-rate debt obligations. When the Company's variable-rate debt obligations exceed its variable-rate lending assets, the Company utilizes derivative instruments to limit the impact of changing interest rates on its net income. The Company does not use derivative instruments to hedge assets or for speculative purposes. The derivative instruments the Company uses are typically in the form of interest rate swaps and interest rate caps. Interest rate swaps effectively change variable-rate debt obligations to fixed-rate debt obligations. Interest rate caps effectively limit the maximum interest rate on variable-rate debt obligations.

    In addition, when appropriate the Company may occasionally enter into interest rate swaps that convert fixed-rate debt to variable rate in order to mitigate the risk of changes in fair value of the fixed-rate debt obligations.

    The primary risks from the Company's use of derivative instruments is the risk that a counterparty to a hedging arrangement could default on its obligation and the risk that the Company may have to pay certain costs, such as transaction fees or breakage costs, if a hedging arrangement is terminated by it. As a matter of policy, the Company enters into hedging arrangements with counterparties that are large, creditworthy financial institutions typically rated at least "A/A2" by Standard & Poor's and Moody's Investors Service, respectively. The Company's hedging strategy is monitored by its Audit Committee on behalf of its Board of Directors and may be changed by the Board of Directors without stockholder approval.

    Developing an effective strategy for dealing with movements in interest rates is complex and no strategy can completely insulate the Company from risks associated with such fluctuations. There can be no assurance that the Company's hedging activities will have the desired beneficial impact on its results of operations or financial condition.

                                    BUSINESS

REAL ESTATE LENDING:

    The Company provides structured financing to private and corporate owners of real estate nationwide, including senior and junior mortgage debt, as well as corporate mezzanine and subordinated capital.

    Set forth below is information regarding the Company's primary real estate lending product lines as of December 31, 2002:

                                                            CURRENT
                                                            CARRYING         %
                                                             VALUE        OF TOTAL
                                                         --------------   --------
                                                         (IN THOUSANDS)
Structured finance.....................................    $1,516,326       49.24%
Portfolio finance......................................       397,114       12.90%
Corporate finance......................................       683,381       22.19%
Loan acquisition.......................................       482,771       15.67%
                                                           ----------      ------
  Gross carrying value.................................    $3,079,592      100.00%
                                                                           ======
  Provision for loan losses............................       (29,250)
                                                           ----------
  Total carrying value, net............................    $3,050,342
                                                           ==========

    As more fully discussed in Note 3 to the Company's Consolidated Financial Statements, the Company continually monitors borrower performance and completes a detailed, loan-by-loan formal credit review on a quarterly basis. After having originated or acquired over $6 billion of investment transactions, the Company and its private investment fund predecessors have experienced minimal actual losses on their lending investments. Further, based on current reviews of its portfolio, management is not aware of any factors relating to specific loans which indicate that such losses may be experienced in the forseeable future.

    Despite the Company's historical track record of having minimal credit losses and loans on non-accrual status, the Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company's assessment of general market conditions, the Company's internal risk management policies and credit risk rating system, industry loss experience, the Company's assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

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

    As of December 31, 2002, the Company's Lending Business portfolio has the following interest rate characteristics:

                                                            CURRENT
                                                            CARRYING         %
                                                             VALUE        OF TOTAL
                                                         --------------   --------
                                                         (IN THOUSANDS)
Fixed-rate loans.......................................    $1,294,684       42.04%
Variable-rate loans....................................     1,784,908       57.96%
                                                           ----------      ------
Gross carrying value...................................    $3,079,592      100.00%
                                                           ==========      ======

SUMMARY OF PREPAYMENT TERMS

    The Company is exposed to risks of prepayment on its loan assets, and generally seeks to protect itself from such risks by structuring its loans with prepayment restrictions and/or penalties.

    As of December 31, 2002, the Company's Lending Business portfolio has the following call protection characteristics:

                                                            CURRENT
                                                            CARRYING         %
                                                             VALUE        OF TOTAL
                                                         --------------   --------
                                                         (IN THOUSANDS)
Fixed prepayment penalties.............................    $1,052,432       34.17%
Substantial lock-out for original term.................       999,668       32.46%
Currently open to prepayment with no penalty...........       567,429       18.43%
Yield maintenance......................................       288,069        9.36%
Other..................................................       171,994        5.58%
                                                           ----------      ------
Gross carrying value...................................    $3,079,592      100.00%
                                                           ==========      ======

SUMMARY OF LENDING BUSINESS MATURITIES

    As of December 31, 2002, the Company's Lending Business portfolio has the following maturity characteristics:

                                             NUMBER OF        CURRENT
                                            TRANSACTIONS      CARRYING         %
YEAR OF MATURITY                              MATURING         VALUE        OF TOTAL
----------------                            ------------   --------------   --------
                                                           (IN THOUSANDS)
2003......................................       13         $   637,354       20.70%
2004......................................       16             396,338       12.87%
2005......................................       23             846,602       27.49%
2006......................................        6             151,833        4.93%
2007......................................        8             306,854        9.96%
2008......................................       12             107,088        3.48%
2009......................................        7             302,444        9.82%
2010......................................       --                  --        0.00%
2011......................................        9             227,109        7.37%
2012......................................       --                  --        0.00%
2013 and thereafter.......................        8             103,970        3.38%
                                                            -----------     --------
    Gross carrying value..................                  $ 3,079,592      100.00%
                                                            ===========     ========
    Weighted average maturity.............                    3.6 years
                                                            ===========

STRUCTURED FINANCE

    The Company provides custom-tailored senior and subordinated loans that typically range in size from $20 million to $100 million to borrowers holding institutional-quality real estate. These loans may be either fixed or variable rate and are structured to meet the specific financing needs of the borrowers, including the acquisition or refinancing of large, high-quality real estate. The Company offers borrowers a wide range of structured finance options, including first mortgages, second mortgages, partnership loans, participating debt and interim facilities. The Company's structured finance transactions have maturities generally ranging from three to ten years.

    As of December 31, 2002, the Company's structured finance investments have the following characteristics:

                                                                                                              CURRENT
                                                                                      # OF      CURRENT      PRINCIPAL
                                                                                     LOANS      CARRYING      BALANCE
INVESTMENT CLASS                                      COLLATERAL TYPES              IN CLASS    VALUE(1)    OUTSTANDING
----------------                          ----------------------------------------  --------   ----------   -----------
First Mortgages.........................   Office/Residential/Retail/ Industrial/      24      $  992,599   $  997,963
                                             Conference Center/Mixed Use/Hotel
Junior First Mortgages(5)...............     Office/Residential/Mixed Use/Hotel         9         124,233      132,970
Second Mortgages........................           Office/Mixed Use/Hotel               8         229,646      224,422
Corporate Loans/Other...................            Office/Retail/Mixed                14         169,848      165,295
                                                         Use/Hotel
                                                                                       --      ----------   ----------
Total...................................                                               55      $1,516,326   $1,520,650
                                                                                       ==      ==========   ==========

                                                          WEIGHTED        WEIGHTED
                                                        AVERAGE FIRST   AVERAGE LAST
                                           WEIGHTED        DOLLAR          DOLLAR
                                            AVERAGE        CURRENT        CURRENT
                                            STATED        LOAN-TO-        LOAN-TO-
INVESTMENT CLASS                          PAY RATE(2)     VALUE(3)        VALUE(4)
----------------                          -----------   -------------   ------------
First Mortgages.........................      6.13%           0%             67%
Junior First Mortgages(5)...............      6.85%          52%             68%
Second Mortgages........................      7.92%          53%             69%
Corporate Loans/Other...................     11.01%          61%             74%
Total...................................

EXPLANATORY NOTES:
----------------------------------------

(1) Where Current Carrying Value differs from Current Principal Balance Outstanding, difference represents contractual amortization, partial prepayment of loan principal, or amortization of acquired premiums, discounts or deferred loan fees.

(2) All variable-rate loans assume a one-month LIBOR rate of 1.38% (the actual one-month LIBOR rate at December 31, 2002). As of December 31, 2002, three loans with a combined carrying value of $72.4 million have a stated accrual rate that exceeds the stated pay rate.

(3) Weighted average ratio of first dollar current loan carrying value to underlying collateral value using third-party appraisal or the Company's internal valuation (where no current appraisal available).

(4) Weighted average ratio of last dollar current loan carrying value to underlying collateral value using third-party appraisal or the Company's internal valuation (where no current appraisal available).

(5) Junior first mortgages represent promissory notes secured by first mortgages which are junior to other promissory notes secured by the same first mortgage.

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

    As of December 31, 2002, the Company's portfolio finance investments have the following characteristics:

                                                                                                                      WEIGHTED
                                                                                                                    AVERAGE FIRST
                                                                                          CURRENT      WEIGHTED        DOLLAR
                                                                    # OF     CURRENT     PRINCIPAL      AVERAGE        CURRENT
                                                                   LOANS     CARRYING     BALANCE       STATED        LOAN-TO-
INVESTMENT CLASS                          COLLATERAL TYPES        IN CLASS   VALUE(1)   OUTSTANDING   PAY RATE(2)     VALUE(3)
----------------                     --------------------------   --------   --------   -----------   -----------   -------------
First Mortgages....................     Entertainment/Hotel           4      $152,637    $152,773        6.91%            0%
Junior First Mortgages(5)..........            Hotel                  1       49,500       50,000        7.61%           52%
Second Mortgages...................            Hotel                  2       71,950       71,093        9.28%           65%
Corporate Loans/Other..............  Office/Entertainment/Hotel       4      123,027      123,122        8.82%           60%
                                                                    ---      --------    --------
Total..............................                                  11      $397,114    $396,988
                                                                    ===      ========    ========

                                       WEIGHTED
                                     AVERAGE LAST
                                        DOLLAR
                                       CURRENT
                                       LOAN-TO-
INVESTMENT CLASS                       VALUE(4)
----------------                     ------------
First Mortgages....................       56%
Junior First Mortgages(5)..........       65%
Second Mortgages...................       87%
Corporate Loans/Other..............       74%
Total..............................

EXPLANATORY NOTES:
----------------------------------------

(1) Where Current Carrying Value differs from Current Principal Balance Outstanding, difference represents contractual amortization, partial prepayment of loan principal, or amortization of acquired premiums, discounts or deferred loan fees.

(2) All variable-rate loans assume a one-month LIBOR rate of 1.38% (the actual one-month LIBOR rate at December 31, 2002).

(3) Weighted average ratio of first dollar current loan carrying value to underlying collateral value using third-party appraisal or the Company's internal valuation (where no current appraisal available).

(4) Weighted average ratio of last dollar current loan carrying value to underlying collateral value using third-party appraisal or the Company's internal valuation (where no current appraisal available).

(5) Junior first mortgages represent promissory notes secured by first mortgages which are junior to other promissory notes secured by the same first mortgage.

CORPORATE FINANCE

    The Company provides senior and subordinated capital to corporations engaged in real estate or real estate-related businesses. Financings may be either secured or unsecured and typically range in size from $20 million to $150 million. The Company's corporate finance transactions have maturities generally ranging from five to ten years.

    As of December 31, 2002, the Company's corporate finance investments have the following characteristics:

                                                                                                              CURRENT
                                                                                        # OF     CURRENT     PRINCIPAL
                                                                                       LOANS     CARRYING     BALANCE
INVESTMENT CLASS                                       COLLATERAL TYPES               IN CLASS   VALUE(1)   OUTSTANDING
----------------                           -----------------------------------------  --------   --------   -----------
First Mortgages..........................        Mixed Use/Entertainment/Hotel            5      $181,980    $197,269
Junior First Mortgages(5)................                Office/Hotel                     2      117,047      115,090
Corporate Loans/Other....................    Office/Residential/Retail/Mixed Use/        17      384,354      396,959
                                                         Entertainment
                                                                                        ---      --------    --------
Total....................................                                                24      $683,381    $709,318
                                                                                        ===      ========    ========

                                                           WEIGHTED        WEIGHTED
                                                         AVERAGE FIRST   AVERAGE LAST
                                            WEIGHTED        DOLLAR          DOLLAR
                                             AVERAGE        CURRENT        CURRENT
                                             STATED        LOAN-TO-        LOAN-TO-
INVESTMENT CLASS                           PAY RATE(2)     VALUE(3)        VALUE(4)
----------------                           -----------   -------------   ------------
First Mortgages..........................     8.23%            0%             64%
Junior First Mortgages(5)................     4.96%           42%             60%
Corporate Loans/Other....................     9.66%           56%             70%
Total....................................

EXPLANATORY NOTES:
----------------------------------------

(1) Where Current Carrying Value differs from Current Principal Balance Outstanding, difference represents contractual amortization, partial prepayment of loan principal, or amortization of acquired premiums, discounts or deferred loan fees.

(2) All variable-rate loans assume a one-month LIBOR rate of 1.38% (the actual one-month LIBOR rate at December 31, 2002).

(3) Weighted average ratio of first dollar current loan carrying value to underlying collateral value using third-party appraisal or the Company's internal valuation (where no current appraisal available).

(4) Weighted average ratio of last dollar current loan carrying value to underlying collateral value using third-party appraisal or the Company's internal valuation (where no current appraisal available).

(5) Junior first mortgages represent promissory notes secured by first mortgages which are junior to other promissory notes secured by the same first mortgage.

LOAN ACQUISITION

    The Company acquires whole loans and loan participations which represent attractive risk-reward opportunities. Loans are generally acquired at a small discount to the principal balance outstanding. Loan acquisitions typically range in size from $5 million to $100 million and are collateralized by all major property types. The Company's loan acquisition transactions have maturities generally ranging from three to ten years.

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

    As of December 31, 2002, the Company's loan acquisition investments have the following characteristics:

                                                                                                      CURRENT      WEIGHTED
                                                                                         CURRENT     PRINCIPAL      AVERAGE
                                                                            # OF LOANS   CARRYING     BALANCE       STATED
INVESTMENT CLASS                                COLLATERAL TYPES             IN CLASS    VALUE(1)   OUTSTANDING   PAY RATE(2)
----------------                      ------------------------------------  ----------   --------   -----------   -----------
First Mortgages.....................          Office/Retail/Hotel                5       $400,742    $417,078       6.65   %
Corporate Loans/Other...............            Mixed Use/Hotel                  7        82,029      114,839       7.52   %
                                                                                --       --------    --------
Total...............................                                            12       $482,771    $531,917
                                                                                ==       ========    ========

                                          WEIGHTED           WEIGHTED
                                       AVERAGE FIRST       AVERAGE LAST
                                           DOLLAR             DOLLAR
                                          CURRENT            CURRENT
                                          LOAN-TO-           LOAN-TO-
INVESTMENT CLASS                          VALUE(3)           VALUE(4)
----------------                      ----------------   ----------------
First Mortgages.....................          0%                78%
Corporate Loans/Other...............         55%                71%
Total...............................

EXPLANATORY NOTES:
----------------------------------------

(1) Where Current Carrying Value differs from Current Principal Balance Outstanding, difference represents contractual amortization, partial prepayment of loan principal, or amortization of acquired premiums, discounts or deferred loan fees.

(2) All variable-rate loans assume a one-month LIBOR rate of 1.38% (the actual one-month LIBOR rate at December 31, 2002).

(3) Weighted average ratio of first dollar current loan carrying value to underlying collateral value using third-party appraisal or the Company's internal valuation (where no current appraisal available).

(4) Weighted average ratio of last dollar current loan carrying value to underlying collateral value using third-party appraisal or the Company's internal valuation (where no current appraisal available).

LOAN SERVICING

    Through its iStar Asset Services division, the Company provides rated loan servicing to third-party institutional loan portfolios, as well as to the Company's own assets. iStar Asset Services is currently rated "above average" by Standard & Poor's and "CPS2" as a primary servicer and "CMS2-" as a master servicer by Fitch, Inc. The Company's servicing business focuses on maximizing risk-adjusted investment returns through active, on-going asset management with particular focus on risk management, asset financing strategies and opportunistic responsiveness to changing customer needs.

CORPORATE TENANT LEASING:

    The Company, directly and through its Leasing Subsidiary, provides capital to corporations and borrowers who control facilities leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to be paid by the corporate tenant on a triple net lease basis. Corporate tenant lease ("CTL") transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million.

    The Company pursues the origination of CTL transactions by structuring purchase/leasebacks and by acquiring facilities subject to existing long-term net leases. In a typical purchase/leaseback transaction, the Company purchases a corporation's facility and leases it back to that corporation subject to a long-term net lease. This structure allows the corporate customer to reinvest the proceeds from the sale of its facilities into its core business, while the Company capitalizes on its structured financing expertise.

    The Company generally intends to hold its CTL assets for long-term investment. However, subject to certain tax restrictions, the Company may dispose of an asset if it deems the disposition to be in the Company's best interests and may either reinvest the disposition proceeds, use the proceeds to reduce debt, or distribute the proceeds to shareholders.

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

    As of December 31, 2002, the Company had 164 corporate customers operating in more than 21 major industry sectors, including aerospace, energy, finance, healthcare, manufacturing, technology and telecommunications. The majority of these customers represent well-recognized national and international companies, such as Federal Express, IBM, Nike, Nokia, the U.S. Government and Verizon.

    As of December 31, 2002, the Company's CTL portfolio has the following tenant credit characteristics:

                                                    ANNUALIZED IN-PLACE   % OF IN-PLACE
                                                         OPERATING          OPERATING
                                                      LEASE INCOME(3)     LEASE INCOME
                                                    -------------------   -------------
                                                      (IN THOUSANDS)
Investment grade(1)...............................        $132,548            47.85%
Implied investment grade(2).......................          14,545             5.25%
Non-investment grade..............................          45,725            16.50%
Unrated...........................................          84,204            30.40%
                                                          --------           ------
                                                          $277,022           100.00%
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

(2) A customer's credit rating is considered "Implied Investment Grade" if it has no published ratings, but has credit characteristics that the Company believes warrant an investment grade senior unsecured credit rating. Examples at December 31, 2002 include Cisco Systems Inc., Mitsubishi Electronics and Volkswagen of America.

(3) Reflects annualized GAAP operating lease income for leases in place at December 31, 2002. The operating lease income includes the Company's pro rata share from facilities owned by the Company's joint ventures.

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

    As of December 31, 2002, the Company owned 162 office and industrial facilities principally subject to net leases to 163 customers, comprising
25.4 million square feet in 28 states. The Company also has a portfolio of 17 hotels under a long-term master lease with a single customer. Information regarding the Company's CTL assets as of December 31, 2002 is set forth below:

                                                                      % OF IN-PLACE
                                                            # OF        OPERATING         % OF TOTAL
SIC CODE                                                   LEASES    LEASE INCOME(1)      REVENUE(2)
--------------------------------------------------------  --------   ---------------   -----------------
73   Business Services                                       21           13.78%             6.80%
48   Communications                                          35           12.32%             6.08%
35   Industrial/Commercial Machinery, incl. Computers        21           10.63%             5.25%
37   Transportation Equipment                                 6            6.43%             3.17%
30   Rubber and Misc. Plastics Products                       2            6.31%             3.12%
36   Electronic & Other Elec. Equipment                      15            6.09%             3.01%
70   Hotels, Rooming, Housing & Lodging                       1            5.41%             2.67%
50   Wholesale Trade--Durable Goods                          10            3.23%             1.60%
49   Electric, Gas and Sanitary Services                      9            3.15%             1.55%
61   Non-depository Institutions                              3            2.66%             1.31%
64   Insurance Agents, Brokers & Service                      5            2.63%             1.30%
63   Insurance Carriers                                       7            2.54%             1.25%
42   Motor Freight Transp. & Warehousing                      2            2.18%             1.07%
58   Eating and Drinking Places                              13            2.14%             1.06%
91   Executive, Legislative and General Gov't.                3            1.97%             0.97%
87   Engineering, Accounting & Research Services             10            1.82%             0.90%
60   Depository Institutions                                  3            1.59%             0.79%
38   Measuring & Analyzing Instruments                        5            1.50%             0.74%
51   Wholesale Trade--Non-Durable Goods                       4            1.31%             0.65%
45   Airports, Flying Fields & Terminal Services              1            1.25%             0.62%
23   Apparel and Other Finished Products                      2            1.13%             0.56%
     Various                                                 39            9.93%             4.91%
                                                            ---          ------
     Total                                                  217          100.00%
                                                            ===          ======

EXPLANATORY NOTES:
------------------------------

(1) Reflects annualized GAAP operating lease income for leases in place at December 31, 2002. The operating lease income includes the Company's pro rata share from facilities owned by the Company's joint ventures.

(2) Reflects annualized GAAP operating lease income for leases in place at December 31, 2002 as a percentage of annualized total revenue for the quarter ended December 31, 2002.

    As of December 31, 2002, lease expirations on the Company's CTL assets, including facilities owned by the Company's joint ventures, are as follows:

                                 NUMBER OF   ANNUALIZED IN-PLACE   % OF IN-PLACE
                                  LEASES          OPERATING          OPERATING     % OF TOTAL
YEAR OF LEASE EXPIRATION         EXPIRING      LEASE INCOME(1)     LEASE INCOME    REVENUE(2)
------------------------         ---------   -------------------   -------------   ----------
                                               (IN THOUSANDS)
2003...........................     15            $   11,873            4.29%          2.12%
2004...........................     30                20,719            7.48%          3.69%
2005...........................     21                16,909            6.10%          3.01%
2006...........................     30                30,335           10.94%          5.40%
2007...........................     24                21,124            7.63%          3.76%
2008...........................     14                11,731            4.23%          2.09%
2009...........................     20                17,748            6.41%          3.16%
2010...........................      5                 7,718            2.79%          1.38%
2011...........................      5                 5,175            1.87%          0.92%
2012...........................     15                20,427            7.37%          3.64%
2013 and thereafter............     38               113,263           40.89%         20.18%
                                                  ----------          ------
  Total........................                   $  277,022          100.00%
                                                  ==========          ======

Weighted average remaining
  lease term...................                    9.4 years
                                                  ==========

EXPLANATORY NOTES:
------------------------------

(1) Reflects annualized GAAP operating lease income for leases in place at December 31, 2002. The operating lease income includes the Company's pro rata share from facilities owned by the Company's joint ventures.

(2) Reflects annualized GAAP operating lease income for leases in place at December 31, 2002 as a percentage of annualized total revenue for the quarter ended December 31, 2002.

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

    The Company believes that it is not, and intends to conduct its operations so as not to become, regulated as an investment company under the Investment Company Act. The Investment Company Act generally exempts entities that are "primarily engaged in purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (collectively, "Qualifying Interests"). The Company intends to rely on current interpretations of the Securities and Exchange Commission in an effort to qualify for this exemption. Based on these interpretations, the Company, among other things, must maintain at least 55.00% of its assets in Qualifying Interests and at least 25.00% of its assets in real estate-related assets (subject to reduction to the extent the Company invests more than 55.00% of its assets in Qualifying Interests). Generally, the Company's senior mortgages, corporate tenant lease assets and certain of its subordinated mortgages constitute Qualifying Interests.

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

EMPLOYEES

    As of March 14, 2003, the Company had 143 employees and believes its relationships with its employees to be good. The Company's employees are not represented by a collective bargaining agreement.

WEBSITE ACCESS TO REPORTS

    The Company maintains a website at www.istarfinancial.com. Effective as of January 1, 2003, through the Company's website, the Company makes available free of charge its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those Reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

ITEM 2.  PROPERTIES

    The Company's principal executive and administrative offices are located at 1114 Avenue of the Americas, New York, NY 10036. Its telephone number, general facsimile number and web address are (212) 930-9400, (212) 930-9494 and www.istarfinancial.com, respectively. The lease for the Company's primary corporate office space expires in February 2010. The Company believes that this office space is suitable for its operations for the foreseeable future. The Company also maintains super-regional offices in Atlanta, Georgia; Hartford, Connecticut; and San Francisco, California, as well as regional offices in Boston, Massachusetts; Dallas, Texas; and Denver, Colorado.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S EQUITY AND RELATED SHARE MATTERS

    The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "SFI."

    The high and low sales prices per share of Common Stock are set forth below for the periods indicated.

QUARTER ENDED                                                   HIGH       LOW
-------------                                                 --------   --------
2001
March 31, 2001..............................................   $ 25.25    $ 19.19
June 30, 2001...............................................   $ 28.20    $ 22.85
September 30, 2001..........................................   $ 28.46    $ 22.49
December 31, 2001...........................................   $ 26.05    $ 23.01

2002
March 31, 2002..............................................   $ 28.90    $ 24.59
June 30, 2002...............................................   $ 31.45    $ 28.50
September 30, 2002..........................................   $ 29.55    $ 25.30
December 31, 2002...........................................   $ 28.40    $ 25.90

    On March 14, 2003, the closing sale price of the Common Stock as reported by the NYSE was $28.50. The Company had approximately 2,619 holders of record of Common Stock as of March 14, 2003.

    At December 31, 2002, the Company had four series of preferred stock outstanding: Series A Preferred Stock (which currently pays dividends at the rate of 9.50% per annum), 9.375% Series B Preferred Stock, 9.20% Series C Preferred Stock and 8.00% Series D Preferred Stock. Each of the Series B, C and D preferred stock is publicly traded.

DIVIDENDS

    The Company's management expects that any taxable income remaining after the distribution of preferred dividends and the regular quarterly or other dividends on its Common Stock will be distributed annually to the holders of the Common Stock on or prior to the date of the first regular quarterly dividend payment date of the following taxable year. The dividend policy with respect to the Common Stock is subject to revision by the Board of Directors. All distributions in excess of dividends on preferred stock or those required for the Company to maintain its REIT status will be made by the Company at the sole discretion of the Board of Directors and will depend on the taxable earnings of the Company, the financial condition of the Company, and such other factors as the Board of Directors deems relevant. The Board of Directors has not established any minimum distribution level. In order to maintain its qualifications as a REIT, the Company intends to make regular quarterly dividends to its shareholders that, on an annual basis, will represent at least 90.00% of its taxable income (which may not necessarily equal net income as calculated in accordance with generally accepted accounting principles), determined without regard to the deduction for dividends paid and excluding any net capital gains.

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

    The following table sets forth the dividends paid or declared by the Company on its Common Stock:

                                                        SHAREHOLDER      DIVIDEND/
QUARTER ENDED                                           RECORD DATE        SHARE
-------------                                        -----------------   ---------
2001(1)
March 31, 2001.....................................  April 16, 2001       $ 0.6125
June 30, 2001......................................  July 16, 2001        $ 0.6125
September 30, 2001.................................  October 15, 2001     $ 0.6125
December 31, 2001..................................  December 17, 2001    $ 0.6125

2002(2)
March 31, 2002.....................................  April 15, 2002       $ 0.6300
June 30, 2002......................................  July 15, 2002        $ 0.6300
September 30, 2002.................................  October 15, 2002     $ 0.6300
December 31, 2002..................................  December 16, 2002    $ 0.6300

EXPLANATORY NOTES:
------------------------------

(1) For tax reporting purposes, the 2001 dividends were classified as 90.55% ($2.2206) ordinary income and 9.45% ($0.2318) return of capital for those shareholders who held shares of the Company for the entire year.

(2) For tax reporting purposes, the 2002 dividends were classified as 87.61% ($2.2078) ordinary income, 1.80% ($0.0454) 20.00% capital gain and 10.59%
    ($0.2668) return of capital for those shareholders who held shares of the Company for the entire year.

    The Company declared dividends aggregating $20.9 million, $4.7 million, $3.0 million and $8.0 million, respectively, on its Series A, B, C and D preferred stock, respectively, for the year ended December 31, 2002. There are no dividend arrearages on any of the preferred shares currently outstanding.

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

DISCLOSURE OF EQUITY COMPENSATION PLAN INFORMATION

                                                                                              (C)
                                            (A)                                      NUMBER OF SECURITIES
                                    NUMBER OF SECURITIES           (B)              REMAINING AVAILABLE FOR
                                     TO BE ISSUED UPON       WEIGHTED-AVERAGE        FUTURE ISSUANCE UNDER
                                        EXERCISE OF         EXERCISE PRICE OF         EQUITY COMPENSATION
                                    OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                       WARRANTS AND RIGHTS    WARRANTS AND RIGHTS     REFLECTED IN COLUMN (A))
-------------                       --------------------   --------------------   ---------------------------
Equity compensation plans approved
  by security holders--stock
  options(1)......................       4,339,751                $18.77                   1,113,162
Equity compensation plans approved
  by security holders--restricted
  stock awards(2).................       1,330,255                   N/A                         N/A
Equity compensation plans approved
  by security holders--high
  performance units(3)............              --                   N/A                         N/A
Equity compensation plans not
  approved by security holders....              --                    --                          --
                                         ---------                ------                   ---------
Total.............................       5,670,006                $18.77                   1,113,162
                                         =========                ======                   =========

EXPLANATORY NOTES:
------------------------------

(1) Stock Options--As more fully discussed in Note 10 to the Company's Consolidated Financial Statements, there were 4.3 million stock options outstanding as of December 31, 2002. These 4.3 million options, together with their weighted-average exercise price, have been included in column (a) and (b), above. The 1.1 million figure in column (c) represents the aggregate amount of stock options or restricted stock awards that could be granted under compensation plans approved by the Company's security holders.

(2) Restricted Stock--As of December 31, 2002, the Company has issued 787,949 shares of restricted stock. The restrictions on 330,255 of such shares primarily relate to the passage of time for vesting periods which have not lapsed, and are thus not included in the Company's outstanding share balance.

   Phantom Shares--As more fully discussed in Note 10 to the Company's
    Consolidated Financial Statements, the Company has granted 2.0 million unvested phantom shares, each of which represents one share of the Company's Common Stock. As of December 31, 2002, 1.0 million of these shares have contingently vested. These shares, together with their weighted-average exercise price, have been included in column (a) and (b), above. Shares that have contingently vested generally are not expected to become fully vested until March 31, 2004.

(3) High Performance Unit Program--In May 2002, the Company's shareholders approved the iStar Financial High Performance Unit Program. The Program is more fully described in the Company's proxy statement dated April 8, 2002 and in Note 10 to the Company's Consolidated Financial Statements. The program entitles the employee participants to receive cash distributions in the nature of common stock dividends if the total rate of return on the Company's Common Stock exceeds certain performance levels. The first tranche of the program was completed on December 31, 2002. As a result of the Company's superior performance during the valuation period for the first tranche, the program participants are entitled to share in cash distributions equivalent to dividends payable on 819,254 shares of the Company's Common Stock, in the aggregate, as and when such dividends are paid by the Company. Such dividend payments begin with the first quarter 2003 dividend and will reduce net income allocable to common stockholders when paid. No shares of the Company's Common Stock will be issued in connection with this program and thus no effect has been reflected in the above table.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected financial data on a consolidated historical basis for the Company. However, prior to March 1998, the Company's structured finance operations were conducted by two private investment partnerships which contributed substantially all their structured finance assets to the Company in exchange for cash and shares of the Company.

    Further, on November 4, 1999, the Company acquired TriNet, which increased the size of the Company's operations, and also acquired its former external advisor. Operating results for the year ended December 31, 1999 reflect only the effects of these transactions subsequent to their consummation.

    Accordingly, the historical balance sheet information as of December 31, 1998, as well as the results of operations for the Company for all periods prior to and including the year ended December 31, 1999, do not reflect the current operations of the Company as a well capitalized, internally-managed finance company operating in the commercial real estate industry. For these reasons, the Company believes that the information should be read in conjunction with the discussions set forth in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain prior year amounts have been reclassified to conform to the 2002 presentation.

                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------
                                                          2002          2001         2000         1999         1998
                                                       -----------   ----------   ----------   ----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
OPERATING DATA:
Interest income......................................  $   255,631   $  254,119   $  268,011   $  209,848   $   112,914
Operating lease income...............................      242,100      185,943      177,581       41,665        12,378
Other income.........................................       27,993       31,057       17,927       12,900         2,708
                                                       -----------   ----------   ----------   ----------   -----------
    Total revenue....................................      525,724      471,119      463,519      264,413       128,000
                                                       -----------   ----------   ----------   ----------   -----------
Interest expense.....................................      185,375      169,974      173,741       91,159        44,697
Operating costs-corporate tenant lease assets........       13,755       12,782       12,737        2,245            --
Depreciation and amortization........................       47,821       35,411       34,384       10,324         4,287
General and administrative...........................       30,449       24,151       25,706        6,269         2,583
General and administrative-stock-based
  compensation.......................................       17,998        3,574        2,864          412         5,985
Provision for loan losses............................        8,250        7,000        6,500        4,750         2,750
Advisory fees........................................           --           --           --       16,193         7,837
Costs incurred in acquiring former external
  advisor(1).........................................           --           --           --       94,476            --
                                                       -----------   ----------   ----------   ----------   -----------
Total costs and expenses.............................      303,648      252,892      255,932      225,828        68,139
                                                       -----------   ----------   ----------   ----------   -----------
Income before equity in earnings from joint ventures
  and unconsolidated subsidiaries, minority interest
  and other items....................................      222,076      218,227      207,587       38,585        59,861
Equity in earnings from joint ventures and
  unconsolidated subsidiaries........................        1,222        7,361        4,796          235            96
Minority interest in consolidated entities...........         (162)        (218)        (195)         (41)          (54)
Extraordinary loss on early extinguishment of debt...      (12,166)      (1,620)        (705)          --            --
Cumulative effect of change in accounting
  principle(2).......................................           --         (282)          --           --            --
                                                       -----------   ----------   ----------   ----------   -----------
Net income before discontinued operations............      210,970      223,468      211,483       38,779        59,903
Income from discontinued operations..................        3,583        5,299        3,155          107            --
Gain from discontinued operations....................          717        1,145        2,948           --            --
                                                       -----------   ----------   ----------   ----------   -----------
Net income...........................................  $   215,270   $  229,912   $  217,586   $   38,886   $    59,903
Preferred dividend requirements......................      (36,908)     (36,908)     (36,908)     (23,843)         (944)
                                                       -----------   ----------   ----------   ----------   -----------
Net income allocable to common shareholders..........  $   178,362   $  193,004   $  180,678   $   15,043   $    58,959
                                                       ===========   ==========   ==========   ==========   ===========
Basic earnings per common share(3)...................  $      1.98   $     2.24   $     2.11   $     0.25   $      1.40
                                                       ===========   ==========   ==========   ==========   ===========
Diluted earnings per common share....................  $      1.93   $     2.19   $     2.10   $     0.25   $      1.36
                                                       ===========   ==========   ==========   ==========   ===========
Dividends declared per common share(4)...............  $      2.52   $     2.45   $     2.40   $     1.86   $      1.14
                                                       ===========   ==========   ==========   ==========   ===========
SUPPLEMENTAL DATA:
Adjusted earnings allocable to common
  shareholders(5)(7).................................  $   281,686   $  255,132   $  230,688   $  127,798   $    65,949
EBITDA(6)(7).........................................  $   471,444   $  430,973   $  420,508   $  234,779   $   116,778
Ratio of EBITDA to interest expense(8)...............        2.54x        2.54x        2.42x        2.58x         2.61x
Ratio of EBITDA to combined fixed charges(9).........        2.12x        2.08x        2.00x        2.04x         1.70x
Ratio of earnings to fixed charges(10)...............        2.25x        2.34x        2.25x        1.43x         2.33x
Ratio of earnings to fixed charges and preferred
  stock dividends(10)................................        1.88x        1.93x        1.86x        1.13x         2.28x
Weighted average common shares
  outstanding-basic(11)..............................       89,886       86,349       85,441       57,749        41,607
Weighted average common shares
  outstanding-diluted(11)............................       92,649       88,234       86,151       60,393        43,460
Cash flows from:
  Operating activities...............................  $   348,793   $  293,260   $  219,868   $  119,625   $    54,915
  Investing activities...............................   (1,149,070)    (349,525)    (193,805)    (143,911)   (1,271,309)
  Financing activities...............................      800,541       49,183      (37,719)      48,584     1,226,208
BALANCE SHEET DATA:
Loans and other lending investments, net.............  $ 3,050,342   $2,377,763   $2,227,083   $2,003,506   $ 1,823,761
Corporate tenant lease assets, net...................    2,291,805    1,781,565    1,592,087    1,654,300       189,942
Total assets.........................................    5,611,697    4,380,640    4,034,775    3,813,552     2,059,616
Debt obligations.....................................    3,461,590    2,495,369    2,131,967    1,901,204     1,055,719
Minority interest in consolidated entities...........        2,581        2,650        6,224        2,565            --
Shareholders' equity.................................    2,025,300    1,787,778    1,787,885    1,801,343       970,728
SUPPLEMENTAL DATA:
Total debt to shareholders' equity...................         1.7x         1.4x         1.2x         1.1x          1.1x

EXPLANATORY NOTES:
------------------------------
 (1) This amount represents a non-recurring, non-cash charge of approximately $94.5 million relating to the acquisition of the Company's formal external advisor in November 1999.

 (2) Represents one-time effect of adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001.

 (3) Prior to November 1999, earnings per common share excludes 1.00% of net income allocable to the Company's former class B shares. The former class B shares were exchanged for Common Stock in connection with the acquisition of TriNet and other related transactions on November 4, 1999. As a result, the Company now has a single class of Common Stock outstanding.

 (4) The Company generally declares common and preferred dividends in the month subsequent to the end of the quarter.

 (5) Adjusted earnings represents net income to common shareholders computed in accordance with GAAP, before depreciation, amortization, gain (loss) from discontinued operations, extraordinary items and cumulative effect of change in accounting principle. For the year ended December 31, 2002, adjusted earnings excludes the $15.0 million non-cash charge related to the performance based vesting of restricted shares granted under the Company's long-term incentive plan. For the year ended December 31, 1999, adjusted earnings excludes the non-recurring, non-cash cost incurred in acquiring the Company's former external advisor. (See reconciliation in Item 7-- "Management's Discussion and Analysis of Financial Condition and Results of Operations").

 (6) EBITDA is calculated as total revenue plus equity in earnings from joint ventures and unconsolidated subsidiaries minus the sum of general and administrative expenses, general and administrative- stock-based compensation (excluding the non-cash charge related to the performance based vesting of restricted shares granted under the Company's long-term incentive plan for the year ended December 31, 2002), provision for loan losses, operating costs on corporate tenant lease assets and advisory fees.

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------
                                                          2002       2001       2000       1999       1998
                                                        --------   --------   --------   --------   --------
                                                                           (IN THOUSANDS)
Total Revenue.........................................  $525,724   $471,119   $463,519   $264,413   $128,000
Plus: Equity in earnings from joint ventures and
     unconsolidated subsidiaries......................     1,222      7,361      4,796        235         96
Less: General and administrative......................   (30,449)   (24,151)   (25,706)    (6,269)    (2,583)
Less: General and administrative-stock-based
compensation..........................................    (3,048)    (3,574)    (2,864)      (412)    (5,985)
Less: Provision for loan losses.......................    (8,250)    (7,000)    (6,500)    (4,750)    (2,750)
Less: Operating costs-corporate tenant lease assets...   (13,755)   (12,782)   (12,737)    (2,245)        --
Less: Advisory fees...................................        --         --         --    (16,193)        --
                                                        --------   --------   --------   --------   --------
EBITDA................................................  $471,444   $430,973   $420,508   $234,779   $116,778
                                                        ========   ========   ========   ========   ========

 (7) Each of adjusted earnings and EBITDA should be examined in conjunction with net income as shown in the Consolidated Statements of Operations. Neither adjusted earnings nor EBITDA should be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is either measure indicative of funds available to fund the Company's cash needs or available for distribution to shareholders. The Company's management believes that adjusted earnings and EBITDA more closely approximate operating cash flow and are useful measures for investors to consider, in conjunction with net income and other GAAP measures, in evaluating the commercial finance company that focuses on real estate lending and corporate tenant leasing; therefore, the Company's net income (determined in accordance with GAAP) reflects significant non-cash depreciation expense on corporate tenant lease assets. It should be noted that the Company's manner of calculating adjusted earnings and EBITDA may differ from the calculations of similarly-titled measures by other companies.

 (8) The 1999 and 1998 EBITDA to interest expense ratios on a pro forma basis would have been 2.83x and 2.84x, respectively.

 (9) Combined fixed charges are comprised of interest expense, capitalized interest, amortization of loan costs and preferred stock dividend requirements. The 1999 and 1998 EBITDA to combined fixed charges ratios on a pro forma basis would have been 2.23x and 2.44x, respectively.

 (10) For the purposes of calculating the ratio of earnings to fixed charges, "earnings" consist of income from continuing operations before income taxes and cumulative effect of changes in accounting principles plus "fixed charges" and certain other adjustments. "Fixed charges" consist of interest incurred on all indebtedness related to continuing operations (including amortization of original issue discount) and the implied interest component of the Company's rent obligations in the years presented. For 1999, these ratios include the effect of a non-recurring, non-cash charge in the amount of approximately $94.5 million relating to the November 1999 acquisition of the former external advisor to the Company. Excluding the effect of this non-recurring, non-cash charge, the ratio of earnings to fixed charges for that period would have been 2.5x and the Company's ratio of earnings to fixed charges and preferred stock dividends would have been 2.0x.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

    INTEREST INCOME--Interest income increased by $1.5 million to $255.6 million for the 12 months ended December 31, 2002 from $254.1 million for the same period in 2001. This increase was primarily due to $72.5 million of interest income on new originations or additional fundings, net of a $50.5 million decrease from the repayment of loans and other lending investments. This increase was partially offset by a decrease in interest income on the Company's variable-rate lending investments as the result of lower average one-month LIBOR rates of 1.77% in 2002, compared to 3.88% in 2001.

    OPERATING LEASE INCOME--Operating lease income increased by $56.2 million to $242.1 million for the 12 months ended December 31, 2002 from $185.9 million for the same period in 2001. Of this increase, $59.5 million was attributable to new corporate tenant lease investments. This increase was partially offset by corporate tenant lease dispositions and lower operating lease income on certain corporate tenant lease assets.

    OTHER INCOME--Other income generally consists of prepayment penalties and realized gains from the early repayment of loans and other lending investments, financial advisory and asset management fees, lease termination fees, mortgage servicing fees, loan participation payments and dividends on certain investments. During the 12 months ended December 31, 2002, other income included prepayment penalties and realized gains on loan repayments of $12.6 million, asset management, mortgage servicing and other fees of approximately $9.0 million, lease termination fees of $2.9 million, loan participation payments of $3.3 million, and other miscellaneous income such as dividend payments and insurance claims of $994,000.

    During the 12 months ended December 30, 2001, other income included loan participation payments of $13.1 million, prepayment penalties and gains on loan repayments of $13.0 million and financial advisory, lease termination, asset management and mortgage servicing fees of $5.3 million.

    INTEREST EXPENSE--For the 12 months ended December 31, 2002, interest expense increased by $15.4 million to $185.4 million from $170.0 million for the same period in 2001. This increase was primarily due to the higher average borrowings on the Company's debt obligations, term loans and secured notes, and by approximately $2.7 million due to additional amortization of deferred financing costs on the Company's debt obligations in 2002 compared to the same period in 2001. This increase was partially offset by lower average one-month LIBOR rates on the Company's variable-rate debt of 1.77% in 2002, compared to 3.88% in 2001.

    OPERATING COSTS--CORPORATE TENANT LEASE ASSETS--For the 12 months ended December 31, 2002, operating costs increased by $1.0 million from $12.8 million to $13.8 million for the same period in 2001.

This increase is primarily related to new corporate tenant lease investments and higher operating costs on certain corporate tenant lease assets, partially offset by corporate tenant lease dispositions.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased by $12.4 million to $47.8 million for the 12 months ended December 31, 2002 from $35.4 million for the same period in 2001. This increase is primarily due to new corporate tenant lease investments.

    GENERAL AND ADMINISTRATIVE--For the 12 months ended December 31, 2002, general and administrative expenses increased by $6.2 million to $30.4 million, compared to $24.2 million for the same period in 2001. This increase is primarily the result of an increase in personnel and related costs.

    GENERAL AND ADMINISTRATIVE--STOCK-BASED COMPENSATION--General and administrative-stock-based compensation increased by $14.4 million primarily due to a non-cash charge related to the performance-based vesting of 500,000 restricted shares granted under the Company's long-term incentive plan and tied to overall shareholder performance (see Note 10 to the Company's Consolidated Financial Statements).

    PROVISION FOR LOAN LOSSES--The Company's charge for provision for loan losses increased to $8.3 million for the 12 months ended December 31, 2002 as compared to $7.0 million for the same period in 2001. As more fully discussed in
Note 4 to the Company's Consolidated Financial Statements, the Company has experienced minimal actual losses on its loan investments to date. The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company's assessment of general market conditions, the Company's internal risk management policies and credit risk rating system, industry loss experience, the Company's assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

    EQUITY IN EARNINGS FROM JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARIES--During the 12 months ended December 31, 2002, equity in earnings from joint ventures and unconsolidated subsidiaries decreased by approximately $6.2 million to $1.2 million from $7.4 million for the same period in 2001. This decrease is primarily due to the consolidation of one of the Company's corporate tenant lease joint venture investments (see Note 6 to the Company Consolidated Financial Statements).

    INCOME FROM DISCONTINUED OPERATIONS--For the 12-month periods ended
December 31, 2002 and 2001, operating income earned by the Company on corporate tenant lease assets sold (prior to their sale) and assets held for sale of approximately $3.6 million and $5.3 million, respectively, is classified as "Income from discontinued operations," even though such income was earned by the Company prior to the assets' disposition or classification as "Assets held for sale."

    GAIN FROM DISCONTINUED OPERATIONS--During 2002, the Company disposed of one corporate tenant lease asset for total proceeds of $3.7 million and recognized a gain of approximately $595,000. In addition, one of the Company's customers exercised an option to terminate its lease on 50.00% of the land leased from the Company. In connection with this termination, the Company realized
$17.5 million in cash lease termination payments, offset by a $17.4 million impairment change in connection with the termination, resulting in a net gain of approximately $123,000.

    During 2001, the Company disposed of four corporate tenant lease assets for total proceeds of $26.3 million and recognized net gains of $1.1 million.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--During the 12 months ended December 31, 2002, the Company fully repaid the then remaining
$446.2 million of bonds outstanding under its STARs Series 2000-1 financing. This prepayment resulted in an extraordinary loss of $12.2 million, which represented approximately $8.2 million in unamortized deferred financing costs and approximately $4.0 million in prepayment penalties.

    During the 12 months ended December 31, 2001, the Company repaid a secured term loan, which had an original maturity date of December 2004. In addition, the Company prepaid an unsecured revolving credit facility, which had an original maturity date of May 2002. In connection with these prepayments, the Company expensed the remaining unamortized deferred financing costs and incurred certain prepayment penalties, which resulted in an extraordinary loss of approximately $1.6 million.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

    INTEREST INCOME--Interest income decreased by $13.9 million to $254.1 million for the 12 months ended December 31, 2001 from $268.0 million for the same period in 2000. Approximately $12.7 million of this decrease is the result of lower average LIBOR rates on the Company's variable-rate lending investments of 3.88% in 2001, compared to 6.41% in 2000. This decrease was partially offset by $55.1 million of interest income on new originations or additional fundings, net of $51.6 million from the repayment of loans and other lending investments, in addition to a decrease of $1.5 million from income earned on cash and cash equivalents.

    OPERATING LEASE INCOME--Operating lease income increased by $8.3 million to $185.9 million for the 12 months ended December 31, 2001 from $177.6 million for the same period in 2000. Of this increase, $11.8 million was attributable to new corporate tenant lease investments. This increase was partially offset by corporate tenant lease dispositions and lower operating lease income on certain corporate tenant lease assets.

    OTHER INCOME--Other income consists primarily of prepayment penalties and gains from the early repayment of loans and other lending investments, financial advisory and asset management fees, lease termination fees, mortgage servicing fees, loan participation payments and dividends on certain investments. During the year ended December 31, 2001, other income included loan participation payments of $13.1 million, prepayment penalties and gains on loan repayments of $13.0 million and financial advisory, lease termination, asset management and mortgage servicing fees of $5.3 million.

    During the year ended December 31, 2000, other income included prepayment penalties and gains on loan repayments of $10.5 million, $2.1 million in connection with a loan defeasance, loan participation payments of $1.9 million, financial advisory, asset management and mortgage servicing fees of $2.6 million and lease termination fees of $770,000.

    INTEREST EXPENSE--For the 12 months ended December 31, 2001, interest expense decreased by $3.7 million to $170.0 million from $173.7 million for the same period in 2000. This decrease was primarily due to the lower average LIBOR rates on the Company's variable-rate debt of 3.88% in 2001, compared to 6.41% in 2000. This decrease was partially offset by the higher average borrowings on the Company's credit facilities, term loans and unsecured notes and $7.6 million additional amortization of deferred financing costs on the Company's debt obligations in 2001 compared to 2000.

    OPERATING COSTS--CORPORATE TENANT LEASE ASSETS--For the 12 months ended December 31, 2001, operating costs were substantially unchanged as compared to the same period in 2000. Such operating costs represent unreimbursed operating expenses associated with corporate tenant lease assets.

    DEPRECIATION AND AMORTIZATION--Depreciation and amortization increased by $1.0 million to $35.4 million for the 12 months ended December 31, 2001 from $34.4 million for the same period in 2000. This increase is due to new corporate tenant lease investments and additional facility improvements, partially offset by corporate tenant lease dispositions in 2000.

    GENERAL AND ADMINISTRATIVE--For the 12 months ended December 31, 2001, general and administrative expenses decreased by $1.5 million to $24.2 million, compared to $25.7 million for the same period in 2000. This decrease is primarily the result of a reduction in office and related costs and professional fees, partially offset by an increase in personnel and related costs.

    GENERAL AND ADMINISTRATIVE--STOCK-BASED COMPENSATION EXPENSE--General and administrative--stock-based compensation expense increased by approximately $710,000 as a result of charges relating to grants of stock options and restricted shares.

    PROVISION FOR LOAN LOSSES--The Company's charge for provision for loan losses increased to $7.0 million for the 12 months ended December 31, 2001 from $6.5 million for the same period in 2000 as a result of the continued expansion of the Company's lending operations as well as additional seasoning of its existing lending portfolio. As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, the Company has experienced minimal actual losses on its loan investments to date. The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company's assessment of general market conditions, the Company's internal risk management policies and credit risk rating system, industry loss experience, the Company's assessment of the likelihood of delinquencies or defaults, and the values of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

    EQUITY IN EARNINGS FROM JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARIES--During the 12 months ended December 31, 2001, equity in earnings from joint ventures and unconsolidated subsidiaries increased by approximately $2.6 million to $7.4 million from $4.8 million for the same period in 2001. This increase is primarily due to new leases commencing in 2001, in addition to a lease termination payment received at one of the joint ventures (see Note 6 to the Company Consolidated Financial Statements).

    INCOME FROM DISCONTINUED OPERATIONS-- For the 12-month periods ended December 31, 2001 and 2000, operating income earned by the Company on corporate tenant lease assets sold (prior to their sale) and assets held for sale of approximately $5.3 million and $3.2 million, respectively, is classified as "Income from discontinued operations," even though such income was earned by the Company prior to the assets' disposition or classification as "Assets held for sale."

    GAIN FROM DISCONTINUED OPERATIONS--During 2001, the Company disposed of four corporate tenant lease assets for total proceeds of $26.3 million and recognized net gains of $1.1 million.

    During 2000, the Company disposed of 14 corporate tenant lease assets, including six assets held in joint venture partnerships, for total proceeds of $256.7 million, and recognized net gains of $2.9 million.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT--During the 12 months ended December 31, 2001 and 2000, the Company or its joint ventures prepaid debt obligations of $133.0 million and $24.5 million, respectively. These transactions resulted in an extraordinary loss on early extinguishment of debt from prepayment penalties and the expense associated with remaining unamortized deferred financing costs in the amount of $1.6 million and $705,000 for the 12 months ended December 31, 2001 and 2000, respectively.

ADJUSTED EARNINGS

    Adjusted earnings represents net income to common shareholders computed in accordance with GAAP, before depreciation, amortization, gain (loss) from discontinued operations, extraordinary items and cumulative effect of change in accounting principle. Adjustments for unconsolidated partnerships and joint ventures reflect the Company's share of adjusted earnings calculated on the same basis.

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

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              2002       2001       2000       1999       1998
                                            --------   --------   --------   --------   --------
                                                                (UNAUDITED)
                                                               (IN THOUSANDS)
Adjusted earnings:
  Net income allocable to common
    shareholders..........................  $178,362   $193,004   $180,678   $ 15,043   $ 58,959
  Add: Joint venture income...............       991        965        937      1,603         --
  Add: Depreciation.......................    48,041     35,642     34,514     11,016      4,302
  Add: Joint venture depreciation and
    amortization..........................     4,433      4,044      3,662        365         --
  Add: Amortization of deferred financing
    costs.................................    23,460     20,720     13,140      6,121      3,354
  Less: Gains from discontinued
    operations............................      (717)    (1,145)    (2,948)        --         --
  Add: Extraordinary loss--early
    extinguishment of debt................    12,166      1,620        705         --         --
  Add: Cumulative effect of change in
    accounting principle(1)...............        --        282         --         --         --
  Less: Net income allocable to class B
    shares(2).............................        --         --         --       (826)      (666)
  Add: Cost incurred in acquiring former
    external advisor......................        --         --         --     94,476         --
                                            --------   --------   --------   --------   --------
Adjusted diluted earnings allocable to
  common shareholders:
  Before non-cash incentive compensation
    charge(3).............................  $281,686   $255,132   $230,688   $127,798   $ 65,949
                                            ========   ========   ========   ========   ========
  After non-cash incentive compensation
    charge................................  $266,736   $255,132   $230,688   $127,798   $ 65,949
                                            ========   ========   ========   ========   ========
  Weighted average diluted common shares
    outstanding...........................    93,020     88,606     86,523     61,750     43,460
                                            ========   ========   ========   ========   ========

EXPLANATORY NOTES:
------------------------------

(1) Represents one-time effect of adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001.

(2) Prior to November 1999, adjusted earnings per common share exludes 1.00% of net income allocable to the Company's former class B shares. The former class B shares were exchanged for Common Stock in connection with the acquisition of TriNet and other related transactions on November 4, 1999. As a result, the Company now has a single class of Common Stock outstanding.

(3) Excludes a $15.0 million non-cash charge related to performance-based vesting of restricted shares granted under the Company's long-term incentive plan for the 12 months ended December 31, 2002.

RISK MANAGEMENT

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

    NON-ACCRUAL LOANS--The Company transfers loans to non-accrual status at such time as: (1) management believes that the potential risk exists that scheduled debt service payments will not be met within the coming 12 months; (2) the loans become 90 days delinquent; (3) management determines the borrower is incapable of, or ceased efforts toward, curing the cause of an impairment; or (4) the net realizable value of the loan's underlying collateral approximates the Company's carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. As of December 31, 2002, the Company had three assets on non-accrual status with an aggregate gross book value of $11.1 million, or 0.20% of the gross book value of the Company's investments. The Company is currently comfortable that it has adequate collateral to support the book values of the assets.

    One of the three non-accrual loans is a $3.5 million partnership loan on two shopping malls located in the suburbs of Washington, D.C. This investment was part of a larger loan originally made by affiliates of Lazard Freres prior to the Company's acquisition of Lazard's structured finance portfolio in 1998. The loan matures in September 2003 and bears interest at 12.00%. The Company received cash payments equal to the interest due on the loan during the 12 months ended December 31, 2002, and the borrower remains current on its obligations to the Company. However, the Company anticipates that this loan will remain on non-accrual status for the foreseeable future.

    The second non-accrual loan is a partnership loan with a balance of $5.7 million as of December 31, 2002. The loan is presently secured by partnership interests in two partnerships owning facilities in Colorado leased to the U.S. Government. The Company made the loan in anticipation of buying the facilities upon their completion. The loan matures on March 29, 2003 and bears interest at LIBOR + 3.50%, with a LIBOR floor of 3.00%. In February 2003 the borrower breached certain technical provisions of the loan documents, constituting a technical event of default. The borrower remains current on its regular interest obligations to the Company and the Company is currently discussing a possible extension of the loan with the borrower. However, as a result of the technical default and the uncertainty surrounding the extension and the timing of the completion of the facilities for the Company's purchase, the loan has been been placed on non-accrual status.

    The third non-accrual loan is a $1.9 million investment in debt securities of a real estate company which trades on the Mexican Stock Exchange. This investment was made by TriNet prior to its acquisition by the Company in 1999. The securities bear interest at 12.00% per annum payable in arrears in December of each year. In January 2003, the Company received cash payments equal to the interest due on the investment through December 31, 2002, and the borrower remains current on its obligations to the Company. However, the Company anticipates that this investment will remain on non-accrual status for the foreseeable future.

    WATCH LIST ASSETS--The Company conducts a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." As of December 31, 2002, the Company has four loans and two CTL investments that are on its credit watch list.

    In addition to the $5.7 million partnership loan mentioned above, the Company had three other loans on its credit watch list. The second watch list loan is a $40.8 million first mortgage secured by a hotel property in New York, New York. This mortgage matures on April 30, 2005 and bears interest at LIBOR + 4.50%. The borrower remains current on all of its debt service payments to the Company, and the Company is currently comfortable that it has adequate collateral to support the book value of the asset. However, due to poor operating performance exacerbated by the decline in the hotel market in the New York metropolitan area, this loan remains on the watch list.

    The third watch list loan is a $12.9 million junior participation in a first mortgage loan secured by a hotel property in New York, New York. This loan bears interest at a fixed rate of 7.91% and matures in June 2006. The borrower remains current on all of its debt service payments to the Company and has continued to invest additional equity to fund on-going capital improvements at the property. The Company is comfortable that it has adequate collateral to support the book value of the asset. However, due to poor operating performance exacerbated by the decline in the hotel market in the New York metropolitan area, this loan remains on the watch list.

    The fourth watch list loan is a $35.8 million junior interest in a $104.5 million first mortgage loan secured by a retail shopping mall in Chicago, IL. The whole loan bears interest at 8.88% and matures January 1, 2004. The mall's cash flow has been negatively impacted by the departure of one of four anchor tenants. The borrower is currently negotiating with one of the anchor tenants to occupy the vacant space. In addition, the borrower has a significant equity investment in the property (including approximately $15.0 million of additional equity invested in 2001), and remains current on all of its debt service payments to the Company. The Company is currently comfortable that it has adequate collateral to support the book value of the asset.

    The Company also has two CTL investments on its credit watchlist. In January 2002, a customer occupying two office facilities owned by the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The customer utilizes these facilities as the U.S. headquarters for one of its major business lines. Since its bankruptcy filing, the customer has been consolidating its space needs into the larger of the two facilities, including approximately 150 of its employees from other area locations. The customer has also invested approximately $3.0 million of its own capital in the facilities. In December 2002, the bankruptcy court approved a plan of reorganization. As part of the reorganization, the customer has attempted to affirm the lease on the larger facility and terminate the lease on the smaller facility. Since the two leases are cross-defaulted, the Company believes the the customer's affirmation of the larger facility lease is also an affirmation of the smaller facility. The customer remains current on the larger facility's lease payment to the Company, but has withheld its March payment on the smaller facility pending a potential negotiated settlement with the Company regarding termination of the lease on the smaller facility. Therefore, the smaller facility (with a net carrying value of $3.6 million at December 31, 2002) remains on the Company's watch list.

    The Company also placed on the watch list its investment in a corporate tenant lease asset held in joint venture due to the financial uncertainty surrounding one of the facility's primary tenants. As of December 31, 2002, the Company's equity investment in the venture was $12.4 million and the Company's share of income from this equity investment for the year ended December 31, 2002 was $1.4 million.

    OTHER LOANS--As of December 31, 2002, the Company also has a $15.3 million second mortgage on a Class A office building in Washington, D.C. which has paid debt service two months in arrears since December 2002. The loan matures in October 2005 and, but for a small working capital deficit resulting in the two-month arrearage, continues to otherwise pay as agreed. Inclusive of the senior debt on the property, the Company's last-dollar risk exposure on this asset on a per square foot basis is significantly less than neighboring buildings have sold for. As a result, the Company currently believes that it has adequate collateral to support the book value of the asset.

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

    The following table outlines the contractual obligations related to the Company's long-term debt agreements and operating lease obligations. There are no other long-term liabilities of the Company that would constitute a contractual obligation.

                                                                       PRINCIPAL PAYMENTS DUE BY PERIOD(1)
                                                           ------------------------------------------------------------
                                                           LESS THAN      2 - 3        4 - 5        6 - 10     AFTER 10
                                                TOTAL        1 YEAR       YEARS        YEARS        YEARS       YEARS
                                              ----------   ----------   ----------   ----------   ----------   --------
                                                                                  (IN THOUSANDS)
LONG-TERM DEBT OBLIGATIONS:
Secured revolving credit facilities.........  $1,273,754          --    $1,273,754           --           --         --
Unsecured revolving credit facilities.......          --          --            --           --           --         --
Secured term loans..........................     682,851          --       142,211      245,975      180,292    114,373
iStar Asset Receivables secured notes(2)....     876,368          --       236,694           --      639,674         --
Unsecured notes.............................     625,000          --            --       50,000      350,000    225,000
Other debt obligations......................      15,961      15,961            --           --           --         --
                                              ----------    --------    ----------   ----------   ----------   --------
  Total.....................................   3,473,934      15,961     1,652,659      295,975    1,169,966    339,373
OPERATING LEASE OBLIGATIONS:(3).............      17,608       2,908         5,467        5,353        3,880         --
                                              ----------    --------    ----------   ----------   ----------   --------
  Total.....................................  $3,491,542    $ 18,869    $1,658,126   $  301,328   $1,173,846   $339,373
                                              ==========    ========    ==========   ==========   ==========   ========

EXPLANATORY NOTES:
------------------------------

(1) Assumes exercise of extensions on the Company's long-term debt obligations to the extent such extensions are at the Company's option.

(2) Based on expected proceeds from principal payments received on loan assets collateralizing such notes.

(3) The Company also has a $1.0 million letter of credit outstanding as security for its primary corporate office lease.

    The Company has four LIBOR-based secured revolving credit facilities with an aggregate maximum availability of $2.4 billion, of which $1.3 billion was drawn as of December 31, 2002 (see Note 7 to the Company's Consolidated Financial Statements). Availability under these facilities is based on collateral provided under a borrowing base calculation. At December 31, 2002, the Company also had an unsecured credit facility totaling $300.0 million which bears interest at LIBOR + 2.125% and matures in July 2004, including a one-year extension at the Company's option. At December 31, 2002, the Company had not drawn any amounts under this facility.

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

    On January 11, 2001, the Company closed a new $700.0 million secured revolving credit facility which is led by a major commercial bank. The new facility has a three-year primary term and one-year "term-out" extension option, and bears interest at LIBOR + 1.40% to 2.15%, depending upon the collateral contributed to the borrowing base. The new facility accepts a broad range of structured finance assets and has a final maturity of January 2005. Subsequent to December 31, 2002, the Company extended the final maturity on this facility to January 2007.

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

    On July 2, 2002, the Company purchased the remaining interest in the Milpitas joint venture from the former Milpitas external member for $27.9 million. Upon purchase of the interest, the Milpitas joint venture became fully consolidated for accounting purposes and approximately $79.1 million of secured term debt is reflected on the Company's Consolidated Balance Sheets.

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

    On December 11, 2002, the Company closed a $61.5 million term loan financing with a leading financial institution. The proceeds were used to fund a portion of an $82.1 million CTL investment. The non-recourse loan is fixed rate and bears interest at 6.412%, has a maturity date of December 2012 and amortizes over a 30-year schedule.

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

    In addition, when appropriate the Company may occasionally enter into interest rate swaps that convert fixed-rate debt to variable rate in order to mitigate the risk of changes in fair value of the fixed-rate debt obligations.

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

    The Company has entered into the following cash flow and fair value hedges that are outstanding as of December 31, 2002. The net value associated with these hedges is reflected on the Company's Consolidated Balance Sheets (in thousands).

                                   STRIKE                                  ESTIMATED
TYPE OF                NOTIONAL   PRICE OR     TRADE        MATURITY       VALUE AT
HEDGE                   AMOUNT    SWAP RATE     DATE          DATE     DECEMBER 31, 2002
-------                --------   ---------   --------      --------   -----------------
Pay-Fixed Swap.......  $125,000     7.058%     6/15/00      6/25/03         $(3,598)
Pay-Fixed Swap.......   125,000     7.055%     6/15/00      6/25/03          (3,596)
Pay-Fixed Swap.......    75,000     5.580%     11/4/99(1)   12/1/04          (5,743)
Pay-Floating Swap....   100,000     3.878%    11/27/02      8/15/08           2,761
Pay-Floating Swap....    50,000     3.810%    11/27/02      8/15/08           1,203
LIBOR Cap............   345,000     8.000%     5/22/02      5/28/14          12,088
LIBOR Cap............    75,000     7.750%     11/4/99(1)   12/1/04              21
LIBOR Cap............    35,000     7.750%     11/4/99(1)   12/1/04               9
                                                                            -------
Total Estimated Value...............................................        $ 3,145
                                                                            =======

EXPLANATORY NOTE:
------------------------------

(1) Acquired in connection with the TriNet Acquisition (see Note 1 to the Company's Consolidated Financial Statements).

    Between January 1, 2001 and December 31, 2002, the Company also had outstanding the following cash flow hedges that have expired or been settled (in thousands):

                                                            STRIKE
TYPE OF                                         NOTIONAL   PRICE OR     TRADE     MATURITY
HEDGE                                            AMOUNT    SWAP RATE     DATE       DATE
-------                                         --------   ---------   --------   --------
LIBOR Cap.....................................  $300,000     9.000%    3/16/98    3/16/01
Pay-Fixed Swap................................    92,000     5.714%    8/10/98     3/1/01
LIBOR Cap.....................................    75,000     7.500%    7/16/98    6/19/01
LIBOR Cap.....................................    38,336     7.500%    4/30/98     6/1/01

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

    On May 28, 2002, in connection with the STARs, Series 2002-1 transaction, the Company paid a premium of $13.7 million for an interest rate cap. Using the "caplet" methodology discussed above, amortization of the cap premium is dependent upon the actual value of the caplets at inception.

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

    In connection with a portion of the Company's fixed-rate corporate bonds, the Company entered into two pay-floating interest rate swaps struck at 3.8775% and 3.81% and in the notional amounts of $100.0 million and $50.0 million, respectively. The Company pays one-month LIBOR and receives the stated fixed rate in return. These swaps mitigate the risk of changes in the fair value of $150.0 million of the Company's fixed-rate corporate bonds attributable to changes in LIBOR. For accounting purposes, the difference between the fixed rate received and the LIBOR rate paid on the notional amount of the swap is recorded as "Interest expense" in the Company's Consolidated Statements of Operations. In addition, the Company adjusts the value of the swap to its fair value and adjusts the carrying amount of the hedged liability by an offsetting amount on a quarterly basis.

    Certain of the Company's CTL joint ventures, have hedging activities which are more fully described in Note 6 to the Company's Consolidated Financial Statements.

    OFF-BALANCE SHEET TRANSACTIONS--The Company is not dependent on the use of any off-balance sheet financing arrangements for liquidity. As of December 31, 2002, the Company had investments in three corporate tenant lease joint ventures accounted for under the equity method, which had total debt obligations outstanding of approximately $178.7 million. The Company's pro rata share of the ventures' third-party debt was approximately $77.4 million (see Note 6 to the Company's Consolidated Financial Statements). These ventures were formed for the purpose of operating, acquiring and in certain cases, developing corporate tenant lease facilities. The debt obligations of these joint ventures are non-recourse to the ventures and the Company and mature between fiscal years 2004 and 2011. As of December 31, 2002, the debt obligations consisted of six term loans bearing fixed rates per annum ranging from 7.61% to 8.43% and one variable-rate term loan with a rate of LIBOR + 1.25% per annum.

    The Company has certain discretionary and non-discretionary unfunded commitments related to its loans and other lending investments that it may need to, or choose to, fund in the future. Discretionary commitments are those under which the Company has sole discretion with respect to future funding. Non-discretionary commitments are those under which the Company is generally obligated to fund at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of December 31, 2002, the Company had nine loans with unfunded commitments totaling $97.7 million, of which $22.2 million was discretionary and $75.5 million was non-discretionary.

    RATINGS TRIGGERS--On July 27, 2001, the Company completed a $300.0 million unsecured revolving credit facility with a group of leading financial institutions. The new facility has an initial maturity of July 2003 with a one-year extension at the Company's option and another one-year extension at the lenders' option. The new facility replaces two prior credit facilities maturing in 2002 and 2003, and bears interest at LIBOR + 2.125% based on the Company's senior unsecured credit ratings of BB+ from S&P, Ba1 from Moody's and BBB- from Fitch Ratings. If the Company achieves a higher rating from either S&P or Moody's, the facility's interest rate will improve to LIBOR + 2.00%. If the Company's credit rating is downgraded by any of the rating agencies (regardless of how far), the facility's interest rate will increase to LIBOR + 2.25%. In the event the Company receives two credit ratings that are not equivalent, the spread over LIBOR shall be determined by the lower of the two such ratings. As of December 31, 2002, no amounts are outstanding on this facility. Accordingly, management does not believe any rating changes would have a material adverse impact on the Company's results of operations. There are no other ratings triggers in any of the Company's debt instruments or other operating or financial agreements.

    During the 12 months ended December 31, 2002, the Company's senior unsecured credit rating was upgraded to an investment grade rating of BBB- from BB+ by Fitch Ratings. In addition, Moody's and S&P raised their ratings outlook for the Company's senior unsecured credit rating to "positive."

    TRANSACTIONS WITH RELATED PARTIES--The Company has an investment in iStar Operating Inc. ("iStar Operating"), a taxable subsidiary that, through a wholly-owned subsidiary, services the Company's loans and certain loan portfolios owned by third parties. The Company owns all of the non-voting preferred stock and a 95.00% economic interest in iStar Operating. An affiliate of the Company's largest shareholder is the owner of all the voting common stock and a 5.00% economic interest in iStar Operating. As of December 31, 2002, there have never been any distributions to the common shareholder, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of iStar Operating at fair market value, which the Company believes to be nominal. In addition to the direct general and administrative costs of iStar Operating, the Company allocates a portion of its general overhead expenses to iStar Operating based on the number of employees at iStar Operating as a percentage of the Company's total employees.

    In addition, the Company has an investment in TMOC, a taxable noncontrolled subsidiary that has a $2.0 million investment in a real estate company based in Mexico. The Company owns 95.00% of the outstanding voting and non-voting common stock (representing 1.00% voting power and 95.00% of the economic interest) in TMOC. The other two owners of TMOC stock are executives of the Company, who own a combined 5.00% of the outstanding voting and non-voting common stock (representing 99.00% voting power and 5.00% economic interest) in TMOC. As of December 31, 2002, there have never been any distributions to the common shareholders, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of TMOC at fair market value, which the Company believes to be nominal.

    Both iStar Operating and TMOC have elected to be treated as taxable REIT subsidiaries for purposes of maintaining compliance with the REIT provisions of the Code and are accounted for under the equity method for financial statement reporting purposes and are presented in "Investments in and advances to joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Balance Sheets. If they were consolidated with the Company for financial statement purposes, they would not have a material impact on the Company's operations. As of December 31, 2002, iStar Operating and TMOC have no debt obligations.

    The Company entered into an employment agreement with its Chief Executive Officer as of March 31, 2001. In addition to the salary and bonus provisions of the agreement, the agreement provides for an award of 2.0 million phantom units to the executive, each of which notionally represents one share of the Company's Common Stock. Portions of these phantom units will vest on a contingent basis if the average closing price of the Company's Common Stock achieves certain levels (ranging from $25.00 to $37.00 per share) for 60 consecutive calendar days. Contingently vested units will become fully vested, meaning that they are no longer subject to forfeiture, if the executive remains employed through March 30, 2004, or earlier upon certain change of control and termination events. When and if contingently vested phantom units become fully vested units, the Company must deliver to the executive either a number of shares of Common Stock equal to the number of fully vested units or an amount of cash equal to the then fair market value of that number of shares of Common Stock. If shares were unavailable under the Company's then long-term incentive plans, this obligation could require the Company to make a substantial cash payment to the executive.

    DRIP PROGRAM--The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the 12-month periods ended December 31, 2002 and 2001, the Company issued a total of
1.6 million and approximately 195,000 shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the 12-month periods ended December 31, 2002 and 2001 were approximately $44.4 million and $4.7 million, respectively.

    STOCK REPURCHASE PROGRAM--The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of December 31, 2001, the Company had repurchased a total of approximately 2.3 million shares, at an aggregate cost of approximately
$40.7 million. The Company did not repurchase any shares under the stock repurchase program in 2002.

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

    Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. During 2002, management reviewed and evaluated its critical accounting policies and believes them to be appropriate. The Company's accounting policies are described in Note 3 to the Company's Consolidated Financial Statements. Management believes the more significant of these to be as follows:

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

    PROVISION FOR LOAN LOSSES--The Company's accounting policies require that an allowance for estimated credit losses be reflected in the financial statements based upon an evaluation of known and inherent risks in its private lending assets. While the Company and its private predecessors have experienced minimal actual losses on their lending investments, management considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company's assessment of general market conditions, the Company's internal risk management policies and credit risk rating system, industry loss experience, the Company's assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates.

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

    RISK MANAGEMENT AND FINANCIAL INSTRUMENTS--The Company has historically utilized derivative financial instruments only as a means to help to manage its interest rate risk exposure on a portion of its variable-rate debt obligations (i.e., as cash flow hedges). The instruments utilized are generally either pay-fixed swaps or LIBOR-based interest rate caps which are widely used in the industry and typically with major financial institutions. The Company's accounting policies generally reflect these instruments at their fair value with unrealized changes in fair value reflected in "Accumulated other comprehensive income" on the Company's Consolidated Balance Sheets. Realized effects on the Company's cash flows are generally recognized currently in income.

    However, when appropriate the Company may occasionally enter into interest rate swaps that convert fixed-rate debt to variable rate in order to mitigate the risk of changes in fair value of its fixed-rate debt obligations. The Company reflects these instruments at their fair value and adjusts the carrying amount of the hedged liability by an offsetting amount.

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

    During 2001, the Company entered into new three-year employment agreements with its Chief Executive Officer and its President. In addition, during 2002 the Company entered into a three-year employment agreement with its new Chief Financial Officer. See Note 10 to the Company's Consolidated Financial Statements for a more detailed description of these employment agreements.

    The following is a hypothetical illustration of the effects on the Company's net income and adjusted earnings of the full vesting of phantom units under the employment agreement with the Chief Executive Officer. During the 12 months ended December 31, 2002, 1.0 million of the phantom shares awarded to the Chief Executive Officer were contingently vested. Absent an earlier change of control or termination of employment, these 1,000,000 shares will not become fully vested until March 31, 2004. Assuming that the market price of the Common Stock on March 31, 2004 is $28.05 (which was the market price of the Common Stock on December 31, 2002), the Company would incur a one-time charge to both net income and earnings at that time equal to $28.0 million (the fair market value of the 1,000,000 shares at $28.05 per share).

    On April 29, 2002, the 500,000 unvested restricted shares awarded to the President became contingently vested as the total shareholder return exceeded 60.00% and became fully vested on September 30, 2002 as all employment contingencies were met. The Company incurred a non-cash charge of approximately $15.0 million related to these vested shares, recognized ratably over the service period from the date of contingent vesting through September 30, 2002. Accordingly, the non-cash charge recognized for the 12 months ended
December 31, 2002 was approximately $15.0 million.

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

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both FASB Statements No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, FASB Statement No. 64 ("SFAS No. 64"), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"; however, due to the nature of the Company's operations, such treatment may not be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company will adopt the provisions of this statement, as required, on January 1, 2003, at which time ($12.2) million and ($1.6) million will be reclassified to continuing operations for 2002 and 2001, respectively.

    In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Exit or Disposal Activities," to address significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes: (1) costs related to terminating a contract that is not a capital lease; and (2) termination benefits received by employees involuntarily terminated under the terms of a one-time benefit arrangement that is not an on-going benefit arrangement or an individual deferred-compensation contract. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS No. 146 to have a material effect on the Company's Consolidated Financial Statements.

    In September 2002, the FASB issued Statement of Financial Accounting Standards No. 147 ("SFAS No. 147"), "Acquisitions of Certain Financial Institutions," an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. SFAS No. 147 provides guidance on the accounting for the acquisitions of financial institutions, except those acquisitions between two or more mutual enterprises. SFAS No. 147 removes acquisitions of financial institutions from the scope of both FASB No. 72,

"Accounting for Certain Acquisitions of Banking or Thrift Institutions," and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17, "When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term, customer-relationship intangible assets of financial institutions such as depositor-relationship and borrower-relationship intangible assets and credit cardholder intangible assets. The Company adopted the provisions of this statement, as required, on October 1, 2002, and it did not have a significant financial impact on the Company's Consolidated Financial Statements.

    In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statement of Financial Accounting Standards No. 5 ("SFAS No. 5"), "Accounting for Contingencies," Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" and rescinds FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS No. 5." It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless if the Company receives separately identifiable consideration (i.e., a premium). The new disclosure requirements are effective December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's Consolidated Financial Statements, nor is it expected to have a material impact in the future.

    In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation--Transition and Disclosure," an amendment of FASB Statement
No. 123 ("SFAS No. 123"). This statement provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation. However, this Statement does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 shall be applied for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company adopted SFAS No. 148 with retroactive application to January 1, 2002 with no material effect on the Company's Consolidated Financial Statements.

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an interpretation of ARB 51.
FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE"), and how to determine when and which business enterprise should consolidate a VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements will take effect almost immediately and are required for all financial statements initially issued after January 31, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company.

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

    The Company's operating results will depend in part on the difference between the interest and related income earned on its assets and the interest expense incurred in connection with its interest-bearing liabilities. Competition from other providers of real estate financing may lead to a decrease in the interest rate earned on the Company's interest-bearing assets, which the Company may not be able to offset by obtaining lower interest costs on its borrowings. Changes in the general level of interest rates prevailing in the financial markets may affect the spread (the difference in the principal amount outstanding) between the Company's interest-earning assets and interest-bearing liabilities. Any significant compression of the spreads between interest-earning assets and interest-bearing liabilities could have a material adverse effect on the Company. In addition, an increase in interest rates could, among other things, reduce the value of the Company's interest-bearing assets and its ability to realize gains from the sale of such assets, and a decrease in interest rates could reduce the average life of the Company's interest-earning assets.

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

    Each interest rate cap or floor agreement is a legal contract between the Company and a third party (the "counterparty"). When the Company purchases a cap or floor contract, the Company makes an up-front payment to the counterparty and the counterparty agrees to make payments to the Company in the future should the reference rate (typically one- or three-month LIBOR) rise above (cap agreements) or fall below (floor agreements) the "strike" rate specified in the contract. Each contract has a notional face amount. Should the reference rate rise above the contractual strike rate in a cap, the Company will earn cap income. Should the reference rate fall below the contractual strike rate in a floor, the Company will earn floor income. Payments on an annualized basis will equal the contractual notional face amount multiplied by the difference between the actual reference rate and the contracted strike rate. The Company utilizes the provisions of SFAS No. 133 with respect to such instruments. SFAS No. 133 provides that the up-front fees paid on option-based products such as caps should be expensed into earnings based on the allocation of the premium to the affected periods as if the agreement were a series of "caplets." These allocated premiums are then reflected as a charge to income and are included in "Interest expense" on the Company's Consolidated Statements of Operations in the affected period.

    Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which swaps are based is not exchanged. In general, the Company's swaps are "pay fixed" swaps involving the exchange of variable-rate interest payments from the counterparty for fixed interest payments from the Company. However, when appropriate the Company may occasionally enter into "pay floating" swaps involving the exchange of fixed-rate interest payments from the counterparty for variable-rate interest payments from the Company, which mitigates the risk of changes in fair value of the Company's fixed-rate debt obligations.

    Interest rate futures are contracts, generally settled in cash, in which the seller agrees to deliver on a specified future date the cash equivalent of the difference between the specified price or yield indicated in the contract and the value of the specified instrument (i.e., U.S. Treasury securities) upon settlement. Under these agreements, the Company would generally receive additional cash flow at settlement if interest rates rise and pay cash if interest rates fall. The effects of such receipts or payments would be deferred and amortized over the term of the specific related fixed-rate borrowings. In the event that, in the opinion of management, it is no longer probable that a forecasted transaction will occur under terms substantially equivalent to those projected, the Company would cease recognizing such transactions as hedges and immediately recognize related gains or losses based on actual settlement or estimated settlement value.

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

    The following table quantifies the potential changes in net investment income and net fair value of financial instruments should interest rates increase or decrease 100 or 200 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). Net investment income is calculated as revenue from loans and other lending investments and operating leases (as of December 31, 2002), less related interest expense and operating costs on corporate tenant lease assets, for the year ended December 31, 2002. Net fair value of financial instruments is calculated as the sum of the value of derivative instruments and the present value of cash in-flows generated from interest-earning assets, less cash out-flows in respect of interest-bearing liabilities as of December 31, 2002. The cash flows associated with the Company's assets are calculated based on management's best estimate of expected payments for each loan based on loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty, term and collateral type. Most of the Company's loans are protected from prepayment as a result of prepayment penalties and contractual terms which prohibit prepayments during specified periods. However, for those loans where prepayments are not currently precluded by contract, declines in interest rates may increase prepayment speeds. The base interest rate scenario assumes the one-month LIBOR rate of 1.38% as of December 31, 2002. Actual results could differ significantly from those estimated in the table.

                         ESTIMATED PERCENTAGE CHANGE IN

                                          NET INVESTMENT      NET FAIR VALUE OF
CHANGE IN INTEREST RATES                      INCOME       FINANCIAL INSTRUMENTS(1)
------------------------                  --------------   ------------------------
-100 Basis Points.......................       1.44%                   5.00%
-50 Basis Points........................       0.72%                   2.38%
Base Interest Rate......................       0.00%                   0.00%
+100 Basis Points.......................      (1.44)%                 (3.23)%
+200 Basis Points.......................      (2.88)%                 (1.52)%

EXPLANATORY NOTE:
------------------------------

(1) Amounts exclude fair values of non-financial investments, primarily CTL assets and certain forms of corporate finance investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Index to Financial Statements

                                                                PAGE
                                                              --------
Financial Statements:

  Report of Independent Accountants.........................     45
  Consolidated Balance Sheets at December 31, 2002 and
    2001....................................................     46
  Consolidated Statements of Operations for each of the
    three years in the period ended December 31, 2002.......     47
  Consolidated Statements of Changes in Shareholders' Equity
    for each of the three years in the period ended
    December 31, 2002.......................................     48
  Consolidated Statements of Cash Flows for each of the
    three years in the period ended December 31, 2002.......     49
  Notes to Consolidated Financial Statements................     50

Financial Statement Schedules:

For the period ended December 31, 2002:
  Schedule II--Valuation and Qualifying Accounts and
    Reserves................................................     87
  Schedule III--Corporate Tenant Lease Assets and
    Accumulated Depreciation................................     88
  Schedule IV--Loans and Other Lending Investments..........     94

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    Financial statements of five owned companies or joint ventures accounted for under the equity method have been omitted because the Company's proportionate share of the income from continuing operations before income taxes is less than 20.00% of the respective consolidated amount and the investments in and advances to each company are less than 20.00% of consolidated total assets.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of iStar Financial Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iStar Financial Inc. and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, NY
February 14, 2003, except for Note 17, which is as of March 11, 2003

                              ISTAR FINANCIAL INC.

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 2002        2001*
                                                              ----------   ----------
                                  ASSETS
Loans and other lending investments, net....................  $3,050,342   $2,377,763
Corporate tenant lease assets, net..........................   2,291,805    1,781,565
Investments in and advances to joint ventures and
  unconsolidated subsidiaries...............................      30,611       60,794
Assets held for sale........................................      28,501           --
Cash and cash equivalents...................................      15,934       15,670
Restricted cash.............................................      40,211       17,852
Accrued interest and operating lease income receivable......      26,804       31,797
Deferred operating lease income receivable..................      36,739       21,195
Deferred expenses and other assets..........................      90,750       74,004
                                                              ----------   ----------
  Total assets..............................................  $5,611,697   $4,380,640
                                                              ==========   ==========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities....  $  117,001   $   89,618
Dividends payable...........................................       5,225        5,225
Debt obligations............................................   3,461,590    2,495,369
                                                              ----------   ----------
  Total liabilities.........................................   3,583,816    2,590,212
                                                              ----------   ----------
Commitments and contingencies...............................          --           --
Minority interest in consolidated entities..................       2,581        2,650
Shareholders' equity:
Series A Preferred Stock, $0.001 par value, liquidation
  preference $50.00 per share, 4,400 shares issued and
  outstanding at December 31, 2002 and December 31, 2001....           4            4
Series B Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 2,000 shares issued and
  outstanding at December 31, 2002 and December 31, 2001....           2            2
Series C Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 1,300 shares issued and
  outstanding at December 31, 2002 and December 31, 2001....           1            1
Series D Preferred Stock, $0.001 par value, liquidation
  preference $25.00 per share, 4,000 shares issued and
  outstanding at December 31, 2002 and December 31, 2001....           4            4
High Performance Units......................................       1,359           --
Common Stock, $0.001 par value, 200,000 shares authorized,
  98,114 and 87,387 shares issued and outstanding at
  December 31, 2002 and December 31, 2001, respectively.....          98           87
Warrants and options........................................      20,322       20,456
Additional paid-in capital..................................   2,281,636    1,997,931
Retained earnings (deficit).................................    (227,769)    (174,874)
Accumulated other comprehensive income (losses) (See
  Note 12)..................................................      (2,301)     (15,092)
Treasury stock (at cost)....................................     (48,056)     (40,741)
                                                              ----------   ----------
  Total shareholders' equity................................   2,025,300    1,787,778
                                                              ----------   ----------
  Total liabilities and shareholders' equity................  $5,611,697   $4,380,640
                                                              ==========   ==========

------------------------------

*   RECLASSIFIED TO CONFORM TO 2002 PRESENTATION.

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001*       2000*
                                                              ---------   ---------   ---------
REVENUE:
  Interest income...........................................  $255,631    $254,119    $268,011
  Operating lease income....................................   242,100     185,943     177,581
  Other income..............................................    27,993      31,057      17,927
                                                              --------    --------    --------
    Total revenue...........................................   525,724     471,119     463,519
                                                              --------    --------    --------
COSTS AND EXPENSES:
  Interest expense..........................................   185,375     169,974     173,741
  Operating costs--corporate tenant lease assets............    13,755      12,782      12,737
  Depreciation and amortization.............................    47,821      35,411      34,384
  General and administrative................................    30,449      24,151      25,706
  General and administrative--stock-based compensation
    expense.................................................    17,998       3,574       2,864
  Provision for loan losses.................................     8,250       7,000       6,500
                                                              --------    --------    --------
    Total costs and expenses................................   303,648     252,892     255,932
                                                              --------    --------    --------
Net income before equity in earnings from joint ventures and unconsolidated subsidiaries, minority interest and other
  items.....................................................   222,076     218,227     207,587
Equity in earnings from joint ventures and unconsolidated
  subsidiaries..............................................     1,222       7,361       4,796
Minority interest in consolidated entities..................      (162)       (218)       (195)
Extraordinary loss on early extinguishment of debt..........   (12,166)     (1,620)       (705)
Cumulative effect of change in accounting principle (See
  Note 3)...................................................        --        (282)         --
                                                              --------    --------    --------
Net income before discontinued operations...................   210,970     223,468     211,483
Income from discontinued operations.........................     3,583       5,299       3,155
Gain from discontinued operations...........................       717       1,145       2,948
                                                              --------    --------    --------
Net income..................................................  $215,270    $229,912    $217,586
Preferred dividend requirements.............................   (36,908)    (36,908)    (36,908)
                                                              --------    --------    --------
Net income allocable to common shareholders.................  $178,362    $193,004    $180,678
                                                              ========    ========    ========
Basic earnings per common share.............................  $   1.98    $   2.24    $   2.11
                                                              ========    ========    ========
Diluted earnings per common share...........................  $   1.93    $   2.19    $   2.10
                                                              ========    ========    ========

------------------------------

*   RECLASSIFIED TO CONFORM TO 2002 PRESENTATION.

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                     SERIES A    SERIES B    SERIES C    SERIES D       HIGH        COMMON    WARRANTS   ADDITIONAL
                                     PREFERRED   PREFERRED   PREFERRED   PREFERRED   PERFORMANCE    STOCK       AND       PAID-IN
                                       STOCK       STOCK       STOCK       STOCK        UNITS       AT PAR    OPTIONS     CAPITAL
                                     ---------   ---------   ---------   ---------   -----------   --------   --------   ----------
Balance at January 1, 2000.........    $  4        $  2        $  1        $  4        $   --        $ 85     $17,935    $1,953,972
Exercise of options................      --          --          --          --            --          --        (992)        7,089
Dividends declared-preferred.......      --          --          --          --            --          --          --           330
Dividends declared-common..........      --          --          --          --            --          --          --            --
Acquisition of ACRE Partners.......      --          --          --          --            --          --          --         3,637
Restricted stock units issued to
  employees in lieu of cash
  bonuses..........................      --          --          --          --            --          --          --         1,125
Restricted stock units granted to
  employees........................      --          --          --          --            --          --          --           212
Issuance of stock--DRIP plan.......      --          --          --          --            --          --          --            31
Purchase of treasury shares........      --          --          --          --            --          --          --            --
Net income for the period..........      --          --          --          --            --          --          --            --
Change in accumulated other
  comprehensive income.............      --          --          --          --            --          --          --            --
                                       ----        ----        ----        ----        ------        ----     -------    ----------
Balance at December 31, 2000.......    $  4        $  2        $  1        $  4            --        $ 85     $16,943    $1,966,396
Exercise of options................      --          --          --          --            --           2        (835)       22,550
Dividends declared-preferred.......      --          --          --          --            --          --          --           330
Dividends declared-common..........      --          --          --          --            --          --          --            --
Acquisition of ACRE Partners.......      --          --          --          --            --          --          --         1,219
Restricted stock units issued to
  employees in lieu of cash
  bonuses..........................      --          --          --          --            --          --          --         1,478
Restricted stock units granted to
  employees........................      --          --          --          --            --          --          --         1,250
Options granted to employees.......      --          --          --          --            --          --       4,348            --
Issuance of stock--DRIP plan.......      --          --          --          --            --          --          --         4,708
Net income for the period..........      --          --          --          --            --          --          --            --
Cumulative effect of change in
  accounting principle.............      --          --          --          --            --          --          --            --
Change in accumulated other
  comprehensive income.............      --          --          --          --            --          --          --            --
                                       ----        ----        ----        ----        ------        ----     -------    ----------
Balance at December 31, 2001.......    $  4        $  2        $  1        $  4            --        $ 87     $20,456    $1,997,931
Exercise of options................      --          --          --          --            --           2        (443)       16,170
Proceeds from equity offering......      --          --          --          --            --           8          --       202,891
Dividends declared-preferred.......      --          --          --          --            --          --          --           330
Dividends declared-common..........      --          --          --          --            --          --          --            --
Restricted stock units granted to
  employees........................      --          --          --          --            --          --          --        19,048
Options granted to employees.......      --          --          --          --            --          --         309            --
High performance units sold to
  employees........................      --          --          --          --         1,359          --          --            --
Contributions from significant
  shareholder......................      --          --          --          --            --          --          --           506
Issuance of stock--DRIP plan.......      --          --          --          --            --           1          --        44,426
Purchase of treasury shares........      --          --          --          --            --          --          --           334
Net income for the period..........      --          --          --          --            --          --          --            --
Change in accumulated other
  comprehensive income.............      --          --          --          --            --          --          --            --
                                       ----        ----        ----        ----        ------        ----     -------    ----------
Balance at December 31, 2002.......    $  4        $  2        $  1        $  4        $1,359        $ 98     $20,322    $2,281,636
                                       ====        ====        ====        ====        ======        ====     =======    ==========

                                                  ACCUMULATED
                                                     OTHER
                                     RETAINED    COMPREHENSIVE
                                     EARNINGS       INCOME       TREASURY
                                     (DEFICIT)     (LOSSES)       STOCK       TOTAL
                                     ---------   -------------   --------   ----------
Balance at January 1, 2000.........  $(129,992)    $   (229)     $(40,439)  $1,801,343
Exercise of options................         --           --            --        6,097
Dividends declared-preferred.......    (36,906)          --            --      (36,576)
Dividends declared-common..........   (205,477)          --            --     (205,477)
Acquisition of ACRE Partners.......         --           --            --        3,637
Restricted stock units issued to
  employees in lieu of cash
  bonuses..........................         --           --            --        1,125
Restricted stock units granted to
  employees........................         --           --            --          212
Issuance of stock--DRIP plan.......         --           --            --           31
Purchase of treasury shares........         --           --          (302)        (302)
Net income for the period..........    217,586                                 217,586
Change in accumulated other
  comprehensive income.............         --          209            --          209
                                     ---------     --------      --------   ----------
Balance at December 31, 2000.......  $(154,789)    $    (20)     $(40,741)  $1,787,885
Exercise of options................         --           --            --       21,717
Dividends declared-preferred.......    (36,908)          --            --      (36,578)
Dividends declared-common..........   (213,089)          --            --     (213,089)
Acquisition of ACRE Partners.......         --           --            --        1,219
Restricted stock units issued to
  employees in lieu of cash
  bonuses..........................         --           --            --        1,478
Restricted stock units granted to
  employees........................         --           --            --        1,250
Options granted to employees.......         --           --            --        4,348
Issuance of stock--DRIP plan.......         --           --            --        4,708
Net income for the period..........    229,912           --            --      229,912
Cumulative effect of change in
  accounting principle.............         --       (9,445)           --       (9,445)
Change in accumulated other
  comprehensive income.............         --       (5,627)           --       (5,627)
                                     ---------     --------      --------   ----------
Balance at December 31, 2001.......  $(174,874)    $(15,092)     $(40,741)  $1,787,778
Exercise of options................         --           --            --       15,729
Proceeds from equity offering......         --           --            --      202,899
Dividends declared-preferred.......    (36,908)          --            --      (36,578)
Dividends declared-common..........   (231,257)          --            --     (231,257)
Restricted stock units granted to
  employees........................         --           --            --       19,048
Options granted to employees.......         --           --            --          309
High performance units sold to
  employees........................         --           --            --        1,359
Contributions from significant
  shareholder......................         --           --            --          506
Issuance of stock--DRIP plan.......         --           --            --       44,427
Purchase of treasury shares........         --           --        (7,315)      (6,981)
Net income for the period..........    215,270           --            --      215,270
Change in accumulated other
  comprehensive income.............         --       12,791            --       12,791
                                     ---------     --------      --------   ----------
Balance at December 31, 2002.......  $(227,769)    $ (2,301)     $(48,056)  $2,025,300
                                     =========     ========      ========   ==========

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                   2002           2001*          2000*
                                                                -----------    -----------    -----------
Cash flows from operating activities:
Net income..................................................    $   215,270    $   229,912    $   217,586
Adjustments to reconcile net income to cash flows provided
  by operating activities:
  Minority interest in consolidated entities................            162            218            195
  Non-cash expense for stock-based compensation.............         18,059          3,574          2,864
  Depreciation and amortization.............................         71,287         55,831         47,290
  Depreciation and amortization from discontinued
    operations..............................................            219            213            112
  Amortization of discounts/premiums, deferred interest and
    costs on lending investments............................        (33,086)       (41,067)       (27,059)
  Discounts, loan fees and deferred interest received.......         36,714         28,425         17,153
  Equity in earnings from joint ventures and unconsolidated
    subsidiaries............................................         (1,222)        (7,358)        (4,753)
  Distributions from operations of joint ventures...........          5,802          4,802          4,511
  Deferred operating lease income receivable................        (15,265)       (10,923)        (9,130)
  Realized (gains)/losses on sale of securities.............             --             --            233
  Gain from discontinued operations.........................           (717)        (1,145)        (2,948)
  Extraordinary loss on early extinguishment of debt........         12,166          1,620            705
  Cumulative effect of change in accounting principle.......             --            282             --
  Provision for loan losses.................................          8,250          7,000          6,500
  Change in investments in and advances to joint ventures
    and unconsolidated subsidiaries.........................         (6,598)        (2,568)          (447)
  Changes in assets and liabilities:
    Decrease (increase) in accrued interest and operating
     lease income receivable................................          3,809          5,083         (5,401)
    Decrease (increase) in deferred expenses and other
     assets.................................................          1,758           (204)       (25,841)
    Increase (decrease) in accounts payable, accrued
     expenses and other liabilities.........................         32,185         19,565         (1,702)
                                                                -----------    -----------    -----------
    Cash flows provided by operating activities.............        348,793        293,260        219,868
                                                                -----------    -----------    -----------
Cash flows from investing activities:
  New investment originations...............................     (1,812,993)      (924,455)      (850,144)
  Add-on fundings under existing loan commitments...........        (21,619)       (99,626)       (56,039)
  Net proceeds from sale of corporate tenant lease assets...          3,702         26,306        146,265
  Net proceeds from lease termination payments..............         17,500             --             --
  Proceeds from sale of investment securities...............             --             --             30
  Repayments of and principal collections on loans and other
    lending investments.....................................        671,965        650,970        571,846
  Investments in and advances to joint ventures and
    unconsolidated subsidiaries.............................           (127)        (1,601)       (27,490)
  Distributions from unconsolidated joint ventures..........             --         24,265         34,759
  Capital improvements for build-to-suit projects...........         (1,064)       (14,266)        (5,022)
  Capital improvement projects on corporate tenant lease
    assets..................................................         (2,277)        (6,629)        (6,831)
  Other capital expenditures on corporate tenant lease
    assets..................................................         (4,157)        (4,489)        (1,179)
                                                                -----------    -----------    -----------
    Cash flows used in investing activities.................     (1,149,070)      (349,525)      (193,805)
                                                                -----------    -----------    -----------
Cash flows from financing activities:
  Borrowings under revolving credit facilities..............      2,496,200      2,420,638      2,304,099
  Repayments under revolving credit facilities..............     (2,122,994)    (2,285,892)    (2,487,936)
  Borrowings under term loans...............................        115,099        277,664         90,000
  Repayments under term loans...............................        (18,279)      (120,333)      (300,799)
  Borrowings under secured bond offerings...................        885,079             --        863,254
  Repayments under secured bond offerings...................       (475,679)      (125,962)      (274,919)
  Borrowings under unsecured bond offerings.................             --        350,000             --
  Repayments under unsecured notes..........................             --       (100,000)            --
  Borrowings under other debt obligations...................          1,094            279         65,067
  Repayments under other debt obligations...................         (1,668)       (56,008)       (31,564)
  (Increase) decrease in restricted cash held in connection
    with debt obligations...................................        (22,359)         2,590        (10,246)
  Payments on early extinguishment of debt..................         (3,950)        (1,037)          (317)
  Payments for deferred financing costs.....................        (45,702)       (30,382)       (21,048)
  Distributions to minority interest in consolidated
    entities................................................           (231)        (3,794)          (164)
  Common dividends paid(1)..................................       (231,257)      (264,527)      (202,397)
  Preferred dividends paid..................................        (36,578)       (36,578)       (36,576)
  Proceeds from equity offering.............................        202,899             --             --
  Purchase of treasury stock................................         (6,981)            --           (302)
  Contribution from significant shareholder.................            506             --             --
  Proceeds from exercise of options and issuance of DRIP
    shares..................................................         63,983         22,525          6,129
  Proceeds from high performance units issued to
    employees...............................................          1,359             --             --
                                                                -----------    -----------    -----------
    Cash flows provided by (used in) financing activities...        800,541         49,183        (37,719)
                                                                -----------    -----------    -----------
Increase (decrease) in cash and cash equivalents............            264         (7,082)       (11,656)
Cash and cash equivalents at beginning of period............         15,670         22,752         34,408
                                                                -----------    -----------    -----------
Cash and cash equivalents at end of period..................    $    15,934    $    15,670    $    22,752
                                                                ===========    ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest, net of amount
    capitalized.............................................    $   157,618    $   141,271    $   141,632
                                                                ===========    ===========    ===========

----------------------------------
* RECLASSIFIED TO CONFORM TO 2002 PRESENTATION.

EXPLANATORY NOTE:

(1) For the year ended December 31, 2001, the $264.5 million of common dividends shown in the table represents five quarters of dividends, of which $51.4 million relates to the fourth quarter 2000 dividend (paid in January
    2001).

    The accompanying notes are an integral part of the financial statements.

                              ISTAR FINANCIAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BUSINESS AND ORGANIZATION.

    BUSINESS--iStar Financial Inc. (the "Company") is the leading publicly-traded finance company focused on the commercial real estate industry. The Company provides structured financing to private and corporate owners of real estate nationwide, including senior and junior mortgage debt, corporate mezzanine and subordinated capital, and corporate net lease financing. The Company, which is taxed as a real estate investment trust ("REIT"), seeks to deliver strong dividends and superior risk-adjusted returns on equity to shareholders by providing innovative and value-added financing solutions to its customers.

    The Company's primary product lines include:

    - STRUCTURED FINANCE. The Company provides senior and subordinated loans that typically range in size from $20 million to $100 million to borrowers holding high-quality real estate. These loans may be either fixed or variable rate and are structured to meet the specific financing needs of the borrowers, including the acquisition or financing of large, high-quality real estate. The Company offers borrowers a wide range of structured finance options, including first mortgages, second mortgages, partnership loans, participating debt and interim facilities. The Company's structured finance transactions have maturities generally ranging from three to ten years. As of December 31, 2002, based on gross carrying values, the Company's structured finance assets represented 27.02% of its assets.

    - PORTFOLIO FINANCE. The Company provides funding to regional and national borrowers who own multiple facilities in geographically diverse portfolios. Loans are cross-collateralized to give the Company the benefit of all available collateral and underwritten to recognize inherent portfolio diversification. Property types include multifamily, suburban office, hotels and other property types where individual property values are less than $20 million on average. Loan terms are structured to meet the specific requirements of the borrower and typically range in size from $25 million to $150 million. The Company's portfolio finance transactions have maturities generally ranging from three to ten years. As of December 31, 2002, based on gross carrying values, the Company's portfolio finance assets represented 7.08% of its assets.

    - CORPORATE FINANCE. The Company provides senior and subordinated capital to corporations engaged in real estate or real estate-related businesses. Financings may be either secured or unsecured and typically range in size from $20 million to $150 million. The Company's corporate finance transactions have maturities generally ranging from five to ten years. As of December 31, 2002, based on gross carrying values, the Company's corporate finance assets represented 12.18% of its assets.

    - LOAN ACQUISITION. The Company acquires whole loans and loan participations which present attractive risk-reward opportunities. Loans are generally acquired at a small discount to the principal balance outstanding. Loan acquisitions typically range in size from $5 million to $100 million and are collateralized by all major property types. The Company's loan acquisition transactions have maturities generally ranging from three to ten years. As of December 31, 2002, based on gross carrying values, the Company's loan acquisition assets represented 8.60% of its assets.

    - CORPORATE TENANT LEASING. The Company provides capital to corporations and borrowers who control facilities leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to be paid by

                              ISTAR FINANCIAL INC.

NOTE 1--BUSINESS AND ORGANIZATION. (CONTINUED) the corporate tenant on a triple net lease basis. Corporate tenant lease transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of December 31, 2002, based on gross carrying values, the Company's corporate tenant lease assets represented 43.64% of its assets.

    - SERVICING. Through its iStar Asset Services division, the Company provides rated loan servicing to third-party institutional loan portfolios, as well as to the Company's own assets. The servicing business did not represent a meaningful percentage of the gross carrying value of the Company's assets as of December 31, 2002.

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

    Concurrent with the TriNet Acquisition, the Company also acquired its former external advisor in exchange for shares of the Company's common stock ("Common Stock") and converted its organizational form to a Maryland corporation. As part of the conversion to a Maryland corporation, the Company

                              ISTAR FINANCIAL INC.

NOTE 1--BUSINESS AND ORGANIZATION. (CONTINUED) replaced its former dual class common share structure with a single class of Common Stock. The Company's Common Stock began trading on the New York Stock Exchange on November 4, 1999. Prior to this date, the Company's common shares were traded on the American Stock Exchange.

NOTE 2--BASIS OF PRESENTATION

    The accompanying audited Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. The Consolidated Financial Statements include the accounts of the Company, its qualified REIT subsidiaries, and its majority-owned and controlled partnerships.

    Certain other investments in partnerships or joint ventures which the Company does not control are also accounted for under the equity method (see
Note 5 and 6). All significant intercompany balances and transactions have been eliminated in consolidation.

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

    CAPITALIZED INTEREST--The Company capitalizes interest costs incurred during the construction period on qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. Interest capitalized was approximately $70,000 and $1.0 million during the 12-month periods ended December 31, 2002 and 2001, respectively.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RESTRICTED CASH--Restricted cash represents amounts required to be maintained in escrow under certain of the Company's debt obligations and leasing transactions.

    REVENUE RECOGNITION--The Company's revenue recognition policies are as follows:

    LOANS AND OTHER LENDING INVESTMENTS: Management considers nearly all of its loans and other lending investments to be held-to-maturity, although a small number of investments may be classified as available-for-sale. The Company reflects held-to-maturity investments at amortized cost less allowance for loan losses, acquisition premiums or discounts, deferred loan fees and undisbursed loan funds. Unrealized gains and losses on available-for-sale investments are included in "Accumulated other comprehensive income" on the Company's Consolidated Balance Sheets and are not included in the Company's net income. On occasion, the Company may acquire loans at small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. If loans that were acquired at a premium or discount are prepaid, the Company immediately recognizes the unamortized premium or discount as a decrease or increase, respectively, in the prepayment gain or loss. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as a yield adjustment. Interest income is recognized using the effective interest method applied on a loan-by-loan basis.

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

    PROVISION FOR LOAN LOSSES--The Company's accounting policies require that an allowance for estimated loan losses be maintained at a level that management, based upon an evaluation of known and inherent risks in the portfolio, considers adequate to provide for loan losses. In establishing loan loss provisions, management periodically evaluates and analyzes the Company's assets, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors. Specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral less disposition costs on an individual loan basis. Management considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Management measures these impaired loans at the fair value of the loans' underlying collateral less estimated disposition costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) loan; however, these loans are placed on non-accrual status at such time as:
(1) management believes that the potential risk exists that scheduled debt service payments will not be met within the coming 12 months; (2) the loans become 90 days delinquent; (3) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or
(4) the net realizable value of the loan's underlying collateral approximates the Company's carrying value of such loan. While on non-accrual status, interest income is recognized only upon actual receipt. Impairment losses are recognized as direct write-downs of the related loan with a corresponding charge to the provision for loan losses. Charge-offs occur when loans, or a portion thereof, are considered uncollectible and of such little value that further pursuit of collection is not warranted. Management also provides a loan portfolio reserve based upon its periodic evaluation and analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors.

    The Company's loans are generally secured by real estate assets or are corporate lending arrangements to entities with significant rental real estate operations (i.e., an unsecured loan to a company which operates residential apartments or retail, industrial or office facilities as rental real estate). While the underlying real estate assets for the corporate lending instruments may not serve as collateral for the Company's investments in all cases, the Company evaluates the underlying real estate assets when estimating loan loss exposure because the Company's loans generally have preclusions as to how much senior and/or secured debt the customer may borrow ahead of the Company's position.

    INCOME TAXES--The Company is subject to federal income taxation at corporate rates on its "REIT taxable income"; however, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. In addition, the Company is allowed several other deductions in computing its "REIT taxable income," including non-cash items such as depreciation expense. These deductions allow the Company to shelter a portion of its operating cash flow from its dividend payout requirement under federal tax laws. The Company intends to operate in a manner consistent with and to elect to be treated as a REIT for tax purposes. iStar Operating Inc. ("iStar Operating") and TriNet Management Operating Company, Inc. ("TMOC"), the Company's REIT taxable subsidiaries, are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in iStar Operating and TMOC. Accordingly, except for the Company's taxable subsidiaries, no current or deferred taxes are provided for in the Consolidated Financial Statements. See Note 6 for a detailed discussion on the ownership structure and operations of iStar Operating and TMOC.

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

    USE OF ESTIMATES--The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

    Upon adoption, the Company recognized a charge to net income of approximately $282,000 and an additional charge of $9.4 million to "Accumulated other comprehensive income," representing the cumulative effect of the change in accounting principle.

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

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In July 2001, the SEC released Staff Accounting Bulletin No. 102 ("SAB 102"), "Selected Loan Loss Allowance and Documentation Issues." SAB 102 summarizes certain of the SEC's views on the development, documentation and application of a systematic methodology for determining allowances for loan and lease losses. Adoption of SAB 102 by the Company did not have a significant impact on the Company.

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

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both FASB Statements No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, FASB Statement No. 64 ("SFAS No. 64"), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"; however, due to the nature of the Company's operations, such treatment may not be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company will adopt the provisions of this statement, as required, on January 1, 2003, at

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) which time ($12.2) million and ($1.6) million will be reclassified to continuing operations for 2002 and 2001, respectively.

    In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Exit or Disposal Activities," to address significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes: (1) costs related to terminating a contract that is not a capital lease; and (2) termination benefits received by employees involuntarily terminated under the terms of a one-time benefit arrangement that is not an on-going benefit arrangement or an individual deferred-compensation contract. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS No. 146 to have a material effect on the Company's Consolidated Financial Statements.

    In September 2002, the FASB issued Statement of Financial Accounting Standards No. 147 ("SFAS No. 147"), "Acquisitions of Certain Financial Institutions," an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. SFAS No. 147 provides guidance on the accounting for the acquisitions of financial institutions, except those acquisitions between two or more mutual enterprises. SFAS No. 147 removes acquisitions of financial institutions from the scope of both FASB No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17, "When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. SFAS No. 147 also amends SFAS
No. 144 to include in its scope long-term, customer-relationship intangible assets of financial institutions such as depositor-relationship and borrower-relationship intangible assets and credit cardholder intangible assets. The Company adopted the provisions of this statement, as required, on October 1, 2002, and it did not have a significant financial impact on the Company's Consolidated Financial Statements.

    In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statement of Financial Accounting Standards No. 5 ("SFAS No. 5"), "Accounting for Contingencies," Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" and rescinds FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS No. 5." It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless if the Company receives separately identifiable consideration (i.e., a premium). The new disclosure requirements are effective December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's Consolidated Financial Statements, nor is it expected to have a material impact in the future.

    In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-- Transition and Disclosure," an amendment of FASB Statement No. 123 ("SFAS
No. 123"). This statement provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation. However,

                              ISTAR FINANCIAL INC.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) this Statement does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 shall be applied for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company adopted SFAS No. 148 with retroactive application to January 1, 2002 with no material effect on the Company's Consolidated Financial Statements.

    SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share if the fair value-based method had been applied to all outstanding and unvested stock awards in each period, are presented below (in thousands except per share amounts):

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              BASIC EPS   BASIC EPS   BASIC EPS
                                                              ---------   ---------   ---------
Net income allocable to common shareholders, as reported....  $178,362    $193,004    $180,678
Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax
  effects...................................................      (565)       (705)       (275)
                                                              --------    --------    --------
    Pro forma net income....................................  $177,797    $192,299    $180,403
                                                              ========    ========    ========
Earnings per share:
  Basic--as reported........................................  $   1.98    $   2.24    $   2.11
  Basic--pro forma..........................................      1.98        2.23        2.11

  Diluted--as reported......................................  $   1.93    $   2.19    $   2.10
  Diluted--pro forma........................................      1.92        2.18        2.09

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an interpretation of ARB 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE"), and how to determine when and which business enterprise should consolidate a VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements will take effect almost immediately and are required for all financial statements initially issued after January 31, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company.

                              ISTAR FINANCIAL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--LOANS AND OTHER LENDING INVESTMENTS

    The following is a summary description of the Company's loans and other lending investments (in thousands)(1):

                                                                                  CARRYING VALUE AS OF
                                                      # OF       PRINCIPAL    -----------------------------    EFFECTIVE
                                                    BORROWERS    BALANCES     DECEMBER 31,    DECEMBER 31,      MATURITY
TYPE OF INVESTMENT        UNDERLYING PROPERTY TYPE  IN CLASS    OUTSTANDING       2002            2001           DATES
------------------        ------------------------  ---------   -----------   -------------   -------------   ------------
Senior
Mortgages...............  Office/Residential/Retail/    29      $1,712,967      $1,675,797      $1,158,669    2003 to 2019
                          Industrial/Conference
                          Center/Mixed Use/Hotel/
                          Entertainment

Subordinate
Mortgages(4)............  Office/Residential/Retail/    22         630,683         629,486         585,698    2003 to 2011
                          Mixed Use/Hotel

Corporate/Partnership
Loans...................  Office/Residential/Retail/    20         463,507         441,028         395,083    2003 to 2011
                          Mixed Use/Hotel/
                          Entertainment

Other Lending
Investments--Loans(6)...  Office/Mixed Use              4           29,411          23,167          10,818    2006 to 2008

Other Lending
Investments--Securities(7).. Office/Residential/Retail/    10      322,305         310,114         248,495    2003 to 2013
                          Industrial/ Mixed Use/
                          Entertainment
                                                                                ----------      ----------

Gross Carrying Value....                                                        $3,079,592      $2,398,763

Provision for Loan
Losses..................                                                           (29,250)        (21,000)
                                                                                ----------      ----------

Total, Net..............                                                        $3,050,342      $2,377,763
                                                                                ==========      ==========


                            CONTRACTUAL INTEREST      CONTRACTUAL INTEREST     PRINCIPAL     PARTICIPATION
TYPE OF INVESTMENT            PAYMENT RATES(2)          ACCRUAL RATES(2)      AMORTIZATION     FEATURES
------------------        ------------------------  ------------------------  ------------   -------------
Senior
Mortgages...............  Fixed: 7.03% to 15.00%    Fixed: 7.03% to 15.00%        Yes(3)           No
                          Variable: LIBOR + 1.50%   Variable: LIBOR + 1.50%
                          to 6.50%                  to 6.50%
Subordinate
Mortgages(4)............  Fixed: 7.00% to 15.00%    Fixed: 7.32% to 17.00%        Yes(3)           No
                          Variable: LIBOR + 1.79%   Variable: LIBOR + 1.79%
                          to 5.80%                  to 5.80%
Corporate/Partnership
Loans...................  Fixed: 7.33% to 15.00%    Fixed: 7.33% to 17.50%        Yes(3)          Yes(5)
                          Variable: LIBOR + 3.50%   Variable: LIBOR + 3.50%
                          to 6.50%                  to 6.50%
Other Lending
Investments--Loans(6)...  Fixed: 10.00%             Fixed: 10.00%                  No             Yes(5)
                          Variable: LIBOR + 4.75%   Variable: LIBOR + 4.75%
Other Lending
Investments--Securities(  Fixed: 6.75% to 12.50%    Fixed: 6.75% to 12.50%        Yes(3)           No
                          Variable: LIBOR + 5.00%   Variable: LIBOR + 5.00%
Gross Carrying Value....
Provision for Loan
Losses..................
Total, Net..............

EXPLANATORY NOTES:
----------------------------------

(1) Amounts and details are for loans outstanding as of December 31, 2002.

(2) Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR on December 31, 2002 was 1.38%. As of
    December 31, 2002, three loans with a combined carrying value of $72.4 million have a stated accrual rate that exceeds the stated pay rate.

(3) The loans require fixed payments of principal and interest resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity.

(4) Includes a participation interest in a second mortgage and a subordinate interest in a private REMIC whose sole asset is a single first mortgage loan.

(5) Under some of these loans, the lender receives additional payments representing additional interest from participation in available cash flow from operations of the property.

(6) Includes one unsecured loan with a carrying value of $403 as of December 31, 2001 which was subsequently repaid in October 2002.

(7) Generally consists of term preferred stock or debt interests that are specifically originated or structured to meet customer financing requirements and the Company's investment criteria. These investments do not typically consist of securities purchased in the open market or as part of broadly-distributed offerings. In addition, one of these securities is classified as available-for-sale and is reflected at fair value with a corresponding entry to "Accumulated other comprehensive income" on the Company's Consolidated Balance Sheets.

                              ISTAR FINANCIAL INC.

NOTE 4--LOANS AND OTHER LENDING INVESTMENTS (CONTINUED)

    During the 12-month periods ended December 31, 2002 and 2001, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $1,403.8 million and $700.6 million in loans and other lending investments, funded $21.6 million and $99.6 million under existing loan commitments, and received principal repayments of $672.0 million and $651.0 million.

    As of December 31, 2002, the Company had nine loans with unfunded commitments. The total unfunded commitment amount was approximately
$97.7 million, of which $22.2 million was discretionary and $75.5 million was non-discretionary.

    The Company's loans and other lending investments are predominantly pledged as collateral under either the iStar Asset Receivables secured notes, the secured revolving credit facilities or secured term loans (see Note 7).

    The Company has reflected provisions for loan losses of approximately
$8.3 million, $7.0 million and $6.5 million during the years ended December 31, 2002, 2001 and 2000, respectively. These provisions represent loan portfolio reserves based on management's evaluation of general market conditions, the Company's internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults, and the credit quality of the underlying collateral. No direct impairment reserves on specific loans were considered necessary.

NOTE 5--CORPORATE TENANT LEASE ASSETS

    During the 12-month periods ended December 31, 2002 and 2001, respectively, the Company acquired an aggregate of approximately $409.1 million and $223.9 million in corporate tenant lease assets and disposed of corporate tenant lease assets for net proceeds of approximately $3.7 million and $26.3 million.

    The Company's investments in corporate tenant lease assets, at cost, were as follows (in thousands):

                                                      DECEMBER 31,   DECEMBER 31,
                                                          2002           2001
                                                      ------------   ------------
Facilities and improvements.........................   $1,959,309     $1,504,956
Land and land improvements..........................      428,365        356,830
Direct financing lease..............................       32,640             --
Less: accumulated depreciation......................     (128,509)       (80,221)
                                                       ----------     ----------
      Corporate tenant lease assets, net............   $2,291,805     $1,781,565
                                                       ==========     ==========

    The Company's CTL assets are leased to customers with initial term expiration dates from 2003 to 2023. Future operating lease payments under non-cancelable leases, excluding customer reimbursements of expenses, in effect at December 31, 2002, are approximately as follows (in thousands):

YEAR                                                            AMOUNT
----                                                          ----------
2003........................................................  $  245,462
2004........................................................     231,605
2005........................................................     218,209
2006........................................................     200,433
2007........................................................     177,352
Thereafter..................................................   1,481,235

    Under certain leases, the Company receives additional participating lease payments to the extent gross revenues of the corporate tenant exceed a base amount. The Company earned $0, $0.4 million and $0.6 million of such additional participating lease payments in the years ended December 31, 2002, 2001

                              ISTAR FINANCIAL INC.

NOTE 5--CORPORATE TENANT LEASE ASSETS (CONTINUED) and 2000, respectively. In addition, the Company also receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the 12 months ended December 31, 2002, 2001 and 2000 were approximately
$30.3 million, $25.8 million and $25.3 million, respectively, and are included as a reduction of "Operating costs--corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

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

    On September 30, 2002, one of the Company's customers exercised an option to terminate its lease on 50.00% of the land leased from the Company. In connection with this termination, the Company realized $17.5 million in cash lease termination payments, offset by a $17.4 million impairment charge in connection with the termination, resulting in net gain of approximately $123,000. In the fourth quarter of 2002, the customer completed a recapitalization transaction that significantly enhanced its credit. In connection with this recapitalization, the Company agreed to amend the customer's lease, effective October 1, 2002. In the lease amendment, the Company received $12.5 million in cash as prepaid lease payments and the customer agreed to fixed minimum increases on future lease payments. In exchange, the Company agreed to reduce the customer's lease obligations for a period not to exceed nine quarters. Following the reduction period, the customer is required to make additional lease payments over a 10-year period sufficient to reimburse the Company for a portion of the temporary reduction in lease payments.

    In addition, on May 30, 2002, the Company sold one tenant lease asset for net proceeds of $3.7 million, and realized a gain of approximately $595,000. As of December 31, 2002, there were two corporate tenant lease assets with a combined book value of $28.5 million classified as "Assets held for sale" on the Company's Consolidated Balance Sheets. The results of operations from corporate tenant lease assets sold or held for sale in the current period are classified as "Income from discontinued operations" even though such income was actually received by the Company prior to the asset sale. Gains on sale from corporate tenant lease assets are also classified as "Gain from discontinued operations" on the Company's Consolidated Statements of Operations.

                              ISTAR FINANCIAL INC.

NOTE 6--JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARIES

    The Company's ownership percentages, its investments in and advances to unconsolidated joint ventures and subsidiaries, its respective income (loss) and the Company's pro rata share of its ventures' third-party, non-recourse debt as of December 31, 2002 are presented below (in thousands):

                                                  JV INCOME        PRO RATA
                                                (LOSS) FOR THE     SHARE OF                   THIRD-PARTY DEBT
UNCONSOLIDATED JOINT                              YEAR ENDED     THIRD-PARTY    --------------------------------------------
VENTURES AND           OWNERSHIP     EQUITY      DECEMBER 31,    NON-RECOURSE         INTEREST               SCHEDULED
SUBSIDIARIES               %       INVESTMENT        2002          DEBT(1)              RATE               MATURITY DATE
--------------------   ---------   ----------   --------------   ------------   ---------------------   --------------------
UNCONSOLIDATED JOINT
  VENTURES:
    Sunnyvale........    44.70%     $12,323         $2,144         $10,728          LIBOR + 1.25%         November 2004(2)
    CTC I............    50.00%      12,407          1,429          60,115          7.66% - 7.87%       Various through 2011
    ACRE Simon.......    20.00%       5,147             32           6,511          7.61% - 8.43%       Various through 2011
    Milpitas.........      N/A          N/A          1,512             N/A               N/A                    N/A
    Sierra...........      N/A          N/A            (36)            N/A               N/A                    N/A
UNCONSOLIDATED
  SUBSIDIARIES:
    iStar Operating..    95.00%         599         (3,859)             --               N/A                    N/A
    TMOC.............    95.00%         135             --              --               N/A                    N/A
                                    -------         ------         -------
      Total..........               $30,611         $1,222         $77,354
                                    =======         ======         =======

EXPLANATORY NOTES:
------------------------------

(1) The Company reflects its pro rata share of third-party, non-recourse debt, rather than the total amount of the joint venture debt, because the third-party, non-recourse debt held by the joint ventures is not guaranteed by the Company nor does the Company have any additional commitments to fund such debt obligations.

(2) Maturity date reflects a one-year extension at the venture's option.

    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES:  At
December 31, 2002, the Company had investments in three joint ventures:
(1) TriNet Sunnyvale Partners L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant, Trustee;
(2) Corporate Technology Centre Associates, LLC ("CTC I"), whose external member is Corporate Technology Centre Partners, LLC; and (3) ACRE Simon, LLC ("ACRE"), whose external partner is William E. Simon & Sons Realty Investments, LLC. These ventures were formed for the purpose of operating, acquiring and, in certain cases, developing corporate tenant lease facilities.

    At December 31, 2002, the ventures comprised 12 net leased facilities. The Company's combined investment in these joint ventures at December 31, 2002 was $30.6 million. The joint ventures' carrying value for the 12 facilities owned at December 31, 2002 was $196.2 million. In aggregate, the joint ventures had total assets of $236.2 million and total liabilities of $186.4 million as of December 31, 2002, and net income of $7.0 million for the 12 months ended December 31, 2002. The Company accounts for these investments under the equity method because the Company's joint venture partners have certain participating rights giving them shared control over the ventures.

    Effective September 29, 2000, iStar Sunnyvale Partners, LP, which is wholly owned by Sunnyvale, entered into an interest rate cap agreement limiting the venture's exposure to interest rate movements on its $24.0 million LIBOR-based mortgage loan to an interest rate of 9.00% through November 9, 2003. Currently, the limited partners of Sunnyvale have the option to convert their partnership interest into cash; however, the Company may elect to deliver 297,728 shares of Common Stock in lieu of cash.

                              ISTAR FINANCIAL INC.

NOTE 6--JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARIES (CONTINUED)
    On April 1, 2002, the former Sierra Land Ventures ("Sierra") joint venture partner assigned its 50.00% ownership interest in Sierra to a wholly owned subsidiary of the Company. There was no cash or shares exchanged in this transaction. As of April 1, 2002, the Company owns 100.00% of the corporate tenant lease asset previously held by Sierra and therefore consolidates this asset for accounting purposes.

    On July 2, 2002, the Company paid approximately $27.9 million in cash to the former member of TriNet Milpitas Associates ("Milpitas") joint venture in exchange for its 50.00% ownership interest. Pursuant to the terms of the joint venture agreement, the former external member had the right to convert its interest into 984,476 shares of Common Stock of the Company at any time during the period February 1, 2002 through January 31, 2003. On May 2, 2002, the former Milpitas external member exercised this right. Upon the external member's exercise of its conversion right, the Company had the option to acquire the partner's interest for cash, instead of shares, for a payment equal to the value of 984,476 shares of Common Stock multiplied by the ten-day average closing stock price as of the transaction date. The Company made such election and, as of July 2, 2002, owns 100.00% of Milpitas, and therefore consolidates these assets for accounting purposes. The Company accounted for the acquisition of the external interest using the purchase method.

    Income generated from the Company's joint venture investments and unconsolidated subsidiaries is included in "Equity in earnings from joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Statements of Operations.

    INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES: The Company has an investment in iStar Operating, a taxable subsidiary that, through a wholly-owned subsidiary, services the Company's loans and certain loan portfolios owned by third parties. The Company owns all of the non-voting preferred stock and a 95.00% economic interest in iStar Operating. An affiliate of the Company's largest shareholder is the owner of all the voting common stock and a 5.00% economic interest in iStar Operating. As of December 31, 2002, there have never been any distributions to the common shareholder, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of iStar Operating at fair market value, which the Company believes to be nominal. In addition to the direct general and administrative costs of iStar Operating, the Company allocates a portion of its general overhead expenses to iStar Operating based on the number of employees at iStar Operating as a percentage of the Company's total employees.

    In addition, the Company has an investment in TMOC, a taxable noncontrolled subsidiary that has a $2.0 million investment in a real estate company based in Mexico. The Company owns 95.00% of the outstanding voting and non-voting common stock (representing 1.00% voting power and 95.00% of the economic interest) in TMOC. The other two owners of TMOC stock are executives of the Company, who own a combined 5.00% of the outstanding voting and non-voting common stock (representing 99.00% voting power and 5.00% economic interest) in TMOC. As of December 31, 2002, there have never been any distributions to the common shareholders, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of TMOC at fair market value, which the Company believes to be nominal.

    Both iStar Operating and TMOC have elected to be treated as taxable REIT subsidiaries for purposes of maintaining compliance with the REIT provisions of the Code and are accounted for under the equity method for financial statement reporting purposes and are presented in "Investments in and advances to joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Balance Sheets. If they were consolidated with the Company for financial statement purposes, they would not have a material impact on the Company's operations. As of December 31, 2002, iStar Operating and TMOC have no debt obligations.

NOTE 7--DEBT OBLIGATIONS

    As of December 31, 2002 and 2001, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

                                                   CARRYING VALUE AS OF
                                    MAXIMUM     ---------------------------             STATED                   SCHEDULED
                                     AMOUNT     DECEMBER 31,   DECEMBER 31,            INTEREST                   MATURITY
                                   AVAILABLE        2002           2001                RATES(1)                     DATE
                                   ----------   ------------   ------------   --------------------------   ----------------------
SECURED REVOLVING CREDIT
  FACILITIES:
    Line of credit...............  $  700,000    $  412,550     $  312,300     LIBOR + 1.75% -- 2.25%         March 2005 (2)
    Line of credit...............     700,000       462,920        439,309     LIBOR + 1.40% -- 2.15%        January 2005 (2)
    Line of credit...............     500,000       283,884        148,937     LIBOR + 1.50% -- 1.75%         August 2005 (2)
    Line of credit...............     500,000       114,400             --     LIBOR + 1.50% -- 2.25%         September 2005

UNSECURED REVOLVING CREDIT
  FACILITIES:
    Line of credit...............     300,000            --             --         LIBOR + 2.125%              July 2004 (3)
                                   ----------    ----------     ----------
    Total revolving credit         $2,700,000    $1,273,754        900,546
      facilities.................
                                   ==========

SECURED TERM LOANS:
    Secured by corporate tenant lease               193,000        193,000          LIBOR + 1.85%              July 2006 (4)
     assets..................................
    Secured by corporate tenant lease               144,114        147,520              7.44%                   March 2009
     assets..................................
    Secured by corporate tenant lease                95,074         55,819         6.00% -- 11.38%         Various through 2022
     assets..................................
    Secured by corporate lending                     79,126             --              6.55%                  November 2005
     investments.............................
    Secured by corporate lending                     61,537             --              6.41%                  December 2012
     investments.............................
    Secured by corporate lending                     60,000         60,000          LIBOR + 2.50%              June 2004 (3)
     investments.............................
    Secured by corporate lending                     50,000         50,000          LIBOR + 2.50%              July 2006 (3)
     investments.............................
                                                 ----------     ----------
    Total term loans.........................       682,851        506,339
    Less: debt (discount) premium............          (236)           274
                                                 ----------     ----------
    Total secured term loans.................       682,615        506,613

ISTAR ASSET RECEIVABLES SECURED
  NOTES:
  STARs Series 2000-1:
    Class A..................................            --         81,152          LIBOR + 0.30%               August 2003
    Class B..................................            --         94,055          LIBOR + 0.50%              October 2003
    Class C..................................            --        105,813          LIBOR + 1.00%              January 2004
    Class D..................................            --         52,906          LIBOR + 1.45%                June 2004
    Class E..................................            --        123,447          LIBOR + 2.75%              January 2005
    Class F..................................            --          5,000          LIBOR + 3.15%              January 2005
  STARs Series 2002-1:
    Class A1.................................       236,694             --          LIBOR + 0.26%              June 2004 (5)
    Class A2.................................       381,296             --          LIBOR + 0.38%            December 2009 (5)
    Class B..................................        39,955             --          LIBOR + 0.65%             April 2011 (5)
    Class C..................................        26,637             --          LIBOR + 0.75%              May 2011 (5)
    Class D..................................        21,310             --          LIBOR + 0.85%            January 2012 (5)
    Class E..................................        42,619             --         LIBOR + 1.235%            January 2012 (5)
    Class F..................................        26,637             --         LIBOR + 1.335%            January 2012 (5)
    Class G..................................        21,309             --         LIBOR + 1.435%            January 2012 (5)
    Class H..................................        26,637             --              6.35%                January 2012 (5)
    Class J..................................        26,637             --              6.35%                  May 2012 (5)
    Class K..................................        26,637             --              6.35%                  May 2012 (5)
                                                 ----------     ----------
    Total iStar Asset Receivables secured           876,368        462,373
     notes...................................
    Less: debt discount......................        (4,425)            --
                                                 ----------     ----------
    Total iStar Asset Receivables secured           871,943        462,373
     notes...................................
UNSECURED NOTES:
    6.75% Dealer Remarketable Securities            125,000        125,000              6.75%                   March 2013
     (6)(7)(8)...............................
    7.70% Notes (6)(8).......................       100,000        100,000              7.70%                    July 2017
    7.95% Notes (6)(8).......................        50,000         50,000              7.95%                    May 2006
    8.75% Notes..............................       350,000        350,000              8.75%                   August 2008
                                                 ----------     ----------
    Total unsecured notes....................       625,000        625,000
    Less: debt discount......................       (11,603)       (15,698)
    Plus: impact of pay-floating swap                 3,920             --
     agreements (9)..........................
                                                 ----------     ----------
    Total unsecured notes....................       617,317        609,302
OTHER DEBT OBLIGATIONS.......................        15,961         16,535             Various                    Various
                                                 ----------     ----------
TOTAL DEBT OBLIGATIONS.......................    $3,461,590     $2,495,369
                                                 ==========     ==========

EXPLANATORY NOTES:
----------------------------------
 (1) Substantially all variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on December 31, 2002 was 1.38%.

 (2) Maturity date reflects a one-year "term-out" extension at the Company's option. Subsequent to December 31, 2002, the Company extended the final maturity date on the $700.0 million facility maturing January 2005 to January 2007.

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

 (7) Subject to mandatory tender on March 1, 2003, to either the dealer or the Company. The initial coupon of 6.75% applies to the first five-year term through the mandatory tender date. If tendered to the dealer, the notes must be remarketed. The rates reset to then-prevailing market rates upon remarketing. Subsequent to December 31, 2002, the Company modified the terms of these notes (see Note 17).

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

 (9) On November 27, 2002, the Company entered into two pay-floating interest rate swaps struck at 3.8775% and 3.81% and in the notional amounts of $100.0 million and $50.0 million, respectively. These swaps mitigate the risk of changes in the fair value of $150.0 million of the Company's 8.75% Notes attributable to changes in LIBOR. For accounting purposes, quarterly the Company adjusts the value of the swap to its fair value and adjusts the carrying amount of the hedged liability by an offsetting amount.

                              ISTAR FINANCIAL INC.

NOTE 7--DEBT OBLIGATIONS (CONTINUED)

    Availability of amounts under the secured revolving credit facilities are based on percentage borrowing base calculations. In addition, certain of the Company's debt obligations contain covenants. These covenants are both financial and non-financial in nature. Significant financial covenants include limitations on the Company's ability to incur indebtedness beyond specified levels, restrictions on the Company's ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. Significant non-financial covenants include a requirement in its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of December 31, 2002, the Company believes it is in compliance with both financial and non-financial covenants on its debt obligations.

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

    On January 11, 2001, the Company closed a new $700.0 million secured revolving credit facility which is led by a major commercial bank. The new facility has a three-year primary term and one-year "term-out" extension option, and bears interest at LIBOR + 1.40% to 2.15%, depending upon the collateral contributed to the borrowing base. The new facility accepts a broad range of structured finance assets and has a final maturity of January 2005. Subsequent to December 31, 2002, the Company extended the final maturity on this facility to January 2007.

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

    On July 6, 2001, the Company financed a $75.0 million structured finance asset with a $50.0 million term loan bearing interest at LIBOR + 2.50%. The loan has a maturity of July 2006, including a one-year

                              ISTAR FINANCIAL INC.

NOTE 7--DEBT OBLIGATIONS (CONTINUED)
extension at the Company's option. This investment is a $75.0 million term preferred investment in a publicly-traded real estate customer. The Company's investment carries an initial current yield of 10.50%, with annual increases of 0.50% in each of the next two years. In addition, the Company's investment is convertible into the customer's common stock at a strike price of $25.00 per share. The investment is callable by the customer between months 13 and 30 of the term at a yield maintenance premium, and after month 30, at a premium sufficient to generate a 14.62% internal rate of return on the Company's investment. The investment is putable by the Company to the customer for cash after five years.

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

    On July 2, 2002, the Company purchased the remaining interest in the Milpitas joint venture from the former Milpitas external member for $27.9 million. Upon purchase of the interest, the Milpitas joint venture became fully consolidated for accounting purposes and approximately $79.1 million of secured term debt is reflected on the Company's Consolidated Balance Sheets.

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

    On December 11, 2002, the Company closed a $61.5 million term loan financing with a leading financial institution. The proceeds were used to fund a portion of an $82.1 million CTL investment. The non-recourse loan is fixed rate and bears interest at 6.412%, has a maturity date of December 2012 and amortizes over a 30-year schedule.

                              ISTAR FINANCIAL INC.

NOTE 7--DEBT OBLIGATIONS (CONTINUED)
    During the years ended December 31, 2002 and 2001, the Company incurred an extraordinary loss of approximately $12.2 million and $1.6 million, respectively, as a result of the early retirement of certain debt obligations.

    Subsequent to December 31, 2002, the Company modified the terms of the 6.75% Dealer Remarketable Securities (see Note 17).

    As of December 31, 2002, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):


2003........................................................   $   15,961
2004........................................................      296,694
2005........................................................    1,355,965
2006........................................................      293,000
2007........................................................        2,975
Thereafter..................................................    1,509,339
                                                               ----------
Total principal maturities..................................    3,473,934
Net unamortized debt discounts..............................      (16,264)
Impact of pay-floating swap agreement.......................        3,920
                                                               ----------
Total debt obligations......................................   $3,461,590
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

    CONCENTRATION OF SHAREHOLDER OWNERSHIP--On October 30, 2001, SOF IV SMT Holdings, L.P. ("SOF IV") and certain of its affiliates sold 18.975 million shares of Common Stock owned by them (including the subsequently-exercised
2.475 million share over-allotment option granted to the underwriters). In addition, on May 15, 2002, SOF IV sold 10.808 million shares of Common Stock owned by them (including the subsequently-exercised 808,200 share over-allotment option granted to the underwriters). Further, on November 14, 2002, SOF IV sold
3.5 million shares of Common Stock owned by them (including the subsequently-exercised 1.5 million over-allotment option granted to the underwriters). The Company did not sell any shares in the first two offerings. In the November 2002 offering, the

                              ISTAR FINANCIAL INC.

NOTE 8--SHAREHOLDERS' EQUITY (CONTINUED)
Company sold 8.0 million primary shares and received net proceeds of approximately $202.9 million. As a result of the secondary offerings, SOF IV currently owns approximately 19.84% of the Company's Common Stock (based on the diluted sharecount as of December 31, 2002).

    DRIP PROGRAM--The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the 12-month periods ended December 31, 2002 and 2001, the Company issued a total of
1.6 million and approximately 195,000 shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the 12-month periods ended December 31, 2002 and 2001 were approximately
$44.4 million and $4.7 million, respectively.

    STOCK REPURCHASE PROGRAM--The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of December 31, 2001, the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately
$40.7 million. The Company did not repurchase any shares under the stock repurchase program in 2002.

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

    The Company has entered into the following cash flow and fair value hedges that are outstanding as of December 31, 2002. The net value associated with these hedges is reflected on the Company's Consolidated Balance Sheets (in thousands).

                                   STRIKE                                  ESTIMATED
TYPE OF                NOTIONAL   PRICE OR     TRADE        MATURITY       VALUE AT
HEDGE                   AMOUNT    SWAP RATE     DATE          DATE     DECEMBER 31, 2002
-------                --------   ---------   --------      --------   -----------------
Pay-Fixed Swap.......  $125,000     7.058%     6/15/00      6/25/03         $(3,598)
Pay-Fixed Swap.......   125,000     7.055%     6/15/00      6/25/03          (3,596)
Pay-Fixed Swap.......    75,000     5.580%     11/4/99(1)   12/1/04          (5,743)
Pay-Floating Swap....   100,000     3.878%    11/27/02      8/15/08           2,761
Pay-Floating Swap....    50,000     3.810%    11/27/02      8/15/08           1,203
LIBOR Cap............   345,000     8.000%     5/22/02      5/28/14          12,088
LIBOR Cap............    75,000     7.750%     11/4/99(1)   12/1/04              21
LIBOR Cap............    35,000     7.750%     11/4/99(1)   12/1/04               9
                                                                            -------
Total Estimated Value...............................................        $ 3,145
                                                                            =======

EXPLANATORY NOTE:
------------------------------

(1) Acquired in connection with the TriNet Acquisition (see Note 1 to the Company's Consolidated Financial Statements).

    Between January 1, 2001 and December 31, 2002, the Company also had outstanding the following cash flow hedges that have expired or been settled (in thousands):

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

    On May 28, 2002, in connection with the STARs, Series 2002-1 transaction, the Company paid a premium of $13.7 million for an interest rate cap. Using the "caplet" methodology discussed above, amortization of the cap premium is dependent upon the actual value of the caplets at inception.

                              ISTAR FINANCIAL INC.

NOTE 9--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS (CONTINUED)
    In connection with STARs, Series 2000-1 in May 2000, the Company entered into a LIBOR interest rate cap struck at 10.00% in the notional amount of $312.0 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments did not change the Company's net interest rate risk exposure, they did not qualify as hedges and changes in their respective values were charged to earnings. As the terms of these arrangements were substantially the same, the effects of a revaluation of these two instruments substantially offset one another. On May 28, 2002, these instruments were settled and are no longer outstanding.

    In connection with the Company's $350.0 million of fixed-rate corporate bonds, the Company entered into two pay-floating interest rate swaps struck at 3.8775% and 3.81% and in the notional amounts of $100.0 million and $50.0 million, respectively. The Company pays one-month LIBOR and receives the fixed rate in return. These swaps mitigate the risk of changes in the fair value of $150.0 million of the Company's fixed-rate corporate bonds attributable to changes in LIBOR. For accounting purposes, the difference between the fixed rate received and the LIBOR rate paid on the notional amount of the swap is recorded as "Interest expense" in the Company's Consolidated Statements of Operations. In addition, quarterly the Company adjusts the value of the swap to its fair value and adjusts the carrying amount of the hedged liability by an offsetting amount.

    During the year ended December 31, 1999, the Company settled an aggregate notional amount of approximately $63.0 million that was outstanding under certain hedging agreements which the Company had entered into in order to hedge the potential effects of interest rate movements on anticipated fixed-rate borrowings. The settlement of such agreements resulted in a receipt of approximately $0.6 million which had been deferred pending completion of the planned fixed-rate financing transaction. Subsequently, the transaction was modified and was actually consummated as a variable-rate financing transaction. As a result, the previously deferred receipt no longer qualified for hedge accounting treatment and the $0.6 million was recognized as a gain included in "Other income" in the Company's Consolidated Statements of Operations for the year ended December 31, 2000 in connection with the closing of STARs, Series 2000-1 in May 2000.

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

    Substantially all of the Company's corporate tenant lease assets (including those held by joint ventures) and loans and other lending investments are collateralized by facilities located in the United States, with significant concentrations (i.e., greater than 10.00%) as of December 31, 2002 in California

                              ISTAR FINANCIAL INC.

NOTE 9--RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS (CONTINUED)
(22.72%) and Texas (10.32%). As of December 31, 2002, the Company's investments also contain greater than 10.00% concentrations in the following asset types: office-CTL (27.42%), office-lending (19.67%), industrial (15.00%) and hotel-lending (11.99%).

    The Company underwrites the credit of prospective borrowers and customers and often requires them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company's loans and other lending investments and corporate customer lease assets are geographically diverse and the borrowers and customers operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or customer, the inability of that borrower or customer to make its payment could have an adverse effect on the Company. As of December 31, 2002, the Company's five largest borrowers or corporate tenants collectively accounted for approximately 15.67% of the Company's aggregate annualized interest and operating lease revenue.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS

    The Company's 1996 Long-Term Incentive Plan (the "Plan") is designed to provide incentive compensation for officers, other key employees and directors of the Company. The Plan provides for awards of stock options and shares of restricted stock and other performance awards. The maximum number of shares of Common Stock available for awards under the Plan is 9.00% of the outstanding shares of Common Stock, calculated on a fully diluted basis, from time to time; provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 5.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan, other than automatic awards to non-employee directors, are at the discretion of the Board or a committee of the Board. At December 31, 2002, a total of approximately
9.1 million shares of Common Stock were available for awards under the Plan, of which options to purchase approximately 4.3 million shares of Common Stock were outstanding and approximately 330,000 shares of restricted stock were outstanding.

    In March 1998, the Company issued approximately 2.5 million (as adjusted) fully vested and immediately exercisable options to purchase shares of Common Stock at $14.72 per share (as adjusted) to its former advisor with a term of ten years. The former advisor granted a portion of these options to its employees and the remainder was allocated to an affiliate. Upon the Company's acquisition of its former advisor, these individuals became employees of the Company. In general, the grants to these employees provided for scheduled vesting over a predefined service period of three to five years and, under certain conditions, provide for accelerated vesting. These options expire on March 15, 2008.

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED) Changes in options outstanding during each of fiscal 2000, 2001 and 2002 are as follows:

                                                              NUMBER OF SHARES
                                                    -------------------------------------   AVERAGE
                                                                 NON-EMPLOYEE                STRIKE
                                                    EMPLOYEES     DIRECTORS       OTHER      PRICE
                                                    ----------   ------------   ---------   --------
OPTIONS OUTSTANDING, DECEMBER 31, 1999............   2,778,252      146,379       881,163    $19.03
  Granted in 2000.................................   1,852,059       80,000        80,000    $17.34
  Exercised in 2000...............................    (412,734)          --            --    $15.67
  Forfeited in 2000...............................    (682,005)          --            --    $25.47
                                                    ----------     --------     ---------
OPTIONS OUTSTANDING, DECEMBER 31, 2000............   3,535,572      226,379       961,163    $18.97
  Granted in 2001.................................   1,618,400       90,000       100,000    $20.31
  Exercised in 2001...............................  (1,262,811)     (20,000)      (25,000)   $16.48
  Forfeited in 2001...............................    (107,939)          --            --    $27.27
                                                    ----------     --------     ---------
OPTIONS OUTSTANDING, DECEMBER 31, 2001............   3,783,222      296,379     1,036,163    $18.98
  Granted in 2002.................................          --       90,000            --    $27.83
  Exercised in 2002...............................    (488,674)    (190,650)     (164,683)   $18.63
  Forfeited in 2002...............................     (17,406)      (4,600)           --    $24.87
                                                    ----------     --------     ---------
OPTIONS OUTSTANDING, DECEMBER 31, 2002............   3,277,142      191,129       871,480
                                                    ==========     ========     =========

    The following table summarizes information concerning outstanding and exercisable options as of December 31, 2002:

                                                                           OPTIONS
                                     OPTIONS OUTSTANDING                 EXERCISABLE
                             ------------------------------------   ----------------------
                                            WEIGHTED
                                             AVERAGE     WEIGHTED                 WEIGHTED
                                            REMAINING    AVERAGE                  AVERAGE
                               OPTIONS     CONTRACTUAL   EXERCISE    CURRENTLY    EXERCISE
EXERCISE PRICE RANGE         OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
--------------------         -----------   -----------   --------   -----------   --------
$14.72--$15.00(1)             1,000,213        5.62       $14.72       751,618     $14.72
$16.69--$16.88                  716,207        7.02       $16.86       350,586     $16.87
$17.38--$17.56                  422,490        7.22       $17.39       256,658     $17.40
$19.63--$19.69                1,536,584        8.08       $19.69       426,763     $19.69
$20.00--$21.44                  138,466        7.28       $20.91        82,984     $20.92
$22.44                           13,333        7.75       $22.44         6,667     $22.44
$23.32--$23.64                   43,901        1.37       $23.53        31,316     $23.52
$24.13--$24.94                  183,700        5.05       $24.54       183,034     $24.54
$25.10--$26.09                   14,800        3.74       $26.02        14,134     $26.06
$26.30--$26.97                   77,900        1.60       $26.80        76,567     $26.80
$27.00                           25,000        8.48       $27.00         8,334     $27.00
$28.54--$29.82                   90,188        8.94       $29.68        90,188     $29.68
$30.33                           67,275        0.40       $30.33        67,275     $30.33
$33.70                            4,600        0.01       $33.70         4,600     $33.70
$55.39                            5,094        6.42       $55.39         5,094     $55.39
                              ---------       -----       ------     ---------     ------
                              4,339,751        6.79       $18.77     2,355,818     $19.00
                              =========       =====       ======     =========     ======

EXPLANATORY NOTE:
------------------------------

(1) Includes approximately 764,000 options which were granted, on a fully exercisable basis, in March 1998, and which are now held by an affiliate of SOF IV. Beneficial interests in these options were subsequently regranted by that affiliate to employees of it and its affiliates, subject to vesting requirements. In the event that these employees forfeit such options, they revert to an affiliate of SOF IV, which may regrant them at its discretion. As of December 31, 2002, approximately 468,000 of these options have become exercisable by the beneficial owners. Of this total, approximately 288,000 have been exercised as of December 31, 2002.

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED)
    In the third quarter 2002 (with retroactive application to the beginning of the calendar year), the Company adopted the fair value method for accounting for options issued to employees or directors, as allowed under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Accordingly, the Company recognizes a charge equal to the fair value of these options at the date of grant multiplied by the number of options issued. This charge will be amortized over the related remaining vesting terms to individual employees as additional compensation. The impact for options issued since January 1, 2002 is approximately $110,000, which is reflected under "General and administrative--stock-based compensation" on the Company's Consolidated Statements of Operations.

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

    If the Company's compensation costs had been determined using the fair value method of accounting for stock options issued under the Plan to employees and directors prescribed by SFAS No. 123 prior to 2002, the Company's net income for the fiscal years ended December 31, 2002, 2001 and 2000 would have been reduced on a pro forma basis by approximately $565,000, $705,000 and $275,000 respectively. This would not have significantly impacted the Company's earnings per share.

    The fair value of each significant option grant is estimated on the date of grant (May 29, 2002 for the 2002 options) using the Black-Scholes model. For the above SFAS No. 123 calculation, the following assumptions were used for the Company's fair value calculations of stock options:

                                                      2002          2001          2000
                                                    --------      --------      --------
Expected life (in years)......................            5             5             5
Risk-free interest rate.......................        4.38%         4.96%         5.30%
Volatility....................................       16.23%        20.83%        26.80%
Dividend yield................................        8.45%        12.00%        13.50%
Weighted average grant date fair value........       $ 1.38        $ 0.76        $ 0.46

    Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

    During the 12 months ended December 31, 2002, the Company granted 194,558 restricted shares to employees. Of these shares, 39,558 will vest proportionately over three years on the anniversary date of the initial grant. The balance of 155,000 restricted shares will vest on March 31, 2004 if:
(1) the employee remains employed until that date; and (2) the 60-day average closing price of the Company's Common Stock equals or exceeds a set floor price as of such date. Dividends will be paid on the restricted shares as dividends are paid on shares of the Company's Common Stock. Assuming the shares become fully vested

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED) on March 31, 2004 and the market price of the stock is $28.05 (which was the market price of the Common Stock on December 31, 2002), the Company would incur a one-time charge to both net income and earning at that time equal to $4.3 million (the fair market value of the 155,000 shares at $28.05 per share). During the 12 months ended December 31, 2002, the Company also granted 208,980 restricted shares to its Chief Financial Officer (see detailed information below).

    During the year ended December 31, 2001, the Company granted 94,943 restricted shares to employees in lieu of cash bonuses for the year ended December 31, 2000 at the employees' election. These restricted shares were immediately vested on the date of grant and were not transferable for a period of one year following vesting.

    During the year ended December 31, 2000, the Company granted 140,402 restricted shares to employees. Of this total, 71,752 restricted shares were granted in lieu of cash bonuses at the employees' election, were immediately vested on the date of grant, and were not transferable for a period of one year following vesting. An additional 68,650 of such restricted shares vest over periods ranging from one to three years following the date of grant and are transferable upon vesting.

    For accounting purposes, the Company measures compensation costs for these shares, not including the contingently issuable shares, as of the date of the grant and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the respective vesting period. Such amounts appear on the Company's Consolidated Statements of Operations under "General and administrative--stock-based compensation expense."

    During the year ended December 31, 2002, the Company entered into a three-year employment agreement with its new Chief Financial Officer. Under the agreement, the Chief Financial Officer receives an annual base salary of $225,000. She may also receive a bonus, which is targeted to be $325,000, subject to an annual review for upward or downward adjustment. In addition, the Company granted the Chief Financial Officer 108,980 contingently vested restricted stock awards. These awards become vested on December 31, 2005 if the executive's employment with the Company has not terminated before such date. Dividends will be paid on the restricted shares as dividends are paid on shares of the Company's Common Stock. For accounting purposes, the Company will take a total charge of approximately $3.0 million related to the restricted stock awards, which will be amortized over the period from November 6, 2002 through December 31, 2005. This charge is reflected on the Company's Consolidated Statements of Operations under "General and administrative--stock-based compensation."

    Further, the Company granted the Chief Financial Officer 100,000 restricted shares which vest in whole or in part if the Company's shareholders realize total rates of shareholder return (dividends plus share price appreciation) of between 0.00% and 20.00%, achieved by the Company between January 2, 2003 and January 31, 2004. Vested shares would be subject to forfeiture if the executive's employment with the Company terminated under certain circumstances. Assuming the shares became fully vested on January 31, 2004 and the market price of the stock is $28.05 (which was the market price of the Common Stock on December 31, 2002), the Company would incur a one-time charge to both net income and earnings at that time equal to $2.8 million (the fair market value of the 100,000 shares at $28.05 per share). For accounting purposes, the employment arrangement described above is treated as a contingent, variable plan until January 31, 2004.

    During the year ended December 31, 2001, the Company entered into a new three-year employment agreement with its Chief Executive Officer. Under the agreement, the Chief Executive Officer receives an annual base salary of $1.0 million. He may also receive a bonus, which is targeted to be an amount equal to

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED) his base salary, if the Company achieves certain performance targets set by the Compensation Committee. The bonus award may be increased or reduced from the target depending upon the degree to which the performance goals are exceeded or are not met, and may not exceed 200.00% of his base salary. The bonus is reduced by the amount of any dividends paid to the Chief Executive Officer in respect of phantom shares (described below) which are awarded to him and have contingently vested. The Chief Executive Officer received approximately $2.1 million in such dividends in 2002. As such, no additional bonus was paid. As part of this agreement, the Company confirmed a prior grant of 750,000 stock options made to the executive on March 2, 2001 with an exercise price of $19.69, which represented the market price at the date of the original contingent grant. However, because the grant required further approval by the Compensation Committee and the Board of Directors, no measurement date occurred for accounting purposes until such approvals were made, at which point the market price of the Company's Common Stock was $24.90. Accordingly, an aggregate charge of approximately $3.9 million is being recognized with respect to these options over the term of this agreement and is reflected on the Company's Consolidated Statements of Operations under "General and administrative--stock-based compensation." These options will vest in three equal installments of 250,000 shares in each January beginning in January 2002.

    The Company also granted the executive 2.0 million unvested phantom shares, each of which represents one share of the Company's Common Stock. These shares will vest in installments of 350,000 shares, 650,000 shares, 600,000 shares and 400,000 shares on a contingent basis if the 60-day average closing price of the Company's Common Stock achieves thresholds of $25.00, $30.00, $34.00 and $37.00, respectively. As of December 31, 2002, the $25.00 and $30.00 thresholds have been attained, and a total of 1.0 million of these shares have contingently vested. Assuming that the market price of the Common Stock on March 31, 2004) is $28.05 (which was the market price of the Common Stock on December 31, 2002), the Company would incur a one-time charge to both net income and earnings at that time equal to $28.0 million (the fair market value of the 1.0 million shares at $28.05 per share). Shares that have contingently vested generally will not become fully vested until the end of the three-year term of the agreement, except upon certain termination or change of control events. Further, if the average stock price drops below certain specified levels for a 60-day period prior to such date, such phantom shares would not fully vest and would be forfeited. If the Company is not authorized to issue shares to the executive upon full vesting of the phantom shares, then the vesting will be settled through a cash payment based upon the market price of the Common Stock during a recent trading period. The executive will receive dividends on shares that have contingently or fully vested and have not been forfeited under the terms of the agreement, if and when the Company declares and pays dividends on its Common Stock. Because no shares have been issued, dividends received on these phantom shares, if any, will be reflected as compensation expense by the Company. For accounting purposes, this arrangement will be treated as a contingent, variable plan and no additional compensation expense will be recognized until the shares, in whole or in part, become irrevocably vested, whereupon the Company will reflect a charge equal to the then fair value of the phantom shares irrevocably vested.

    In addition, during the year ended December 31, 2001, the Company entered into a three-year employment agreement with its former President. Under the agreement, in lieu of salary and bonus, the Company granted the executive 500,000 restricted shares. These shares became fully-vested on September 30, 2002 as a result of the Company achieving a 60.00% total shareholder rate of return (dividends plus share price appreciation) since January 1, 2001. Upon the restricted shares becoming fully vested, the Company withheld 250,000 of such shares from the executive to cover the tax obligations associated with the vesting of such shares. These shares are reflected as "Treasury stock" on the Company's Consolidated Statements of Changes in Shareholders' Equity. For accounting purposes, the

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED) employment arrangement described above was treated as a contingent, variable plan until the April 29, 2002 contingent vesting date. The Company incurred a total non-cash charge of approximately $15.0 million related to the vesting of the shares, recognized ratably over the period from April 29, 2002 through September 30, 2002. Accordingly, the non-cash charge recognized for the 12 months ended December 31, 2002 was approximately $15.0 million.

    The executive received dividends on the share grant from the date of the agreement as and when the Company declared and paid dividends on its Common Stock. For financial statement purposes, such dividends were accounted for in a manner consistent with the Company's normal Common Stock dividends as a reduction to retained earnings.

    Certain affiliates of SOF IV and the Company's Chief Executive Officer have agreed to reimburse the Company for the value of restricted shares awarded to the President in excess of 350,000 shares, net of tax benefits realized by the Company or its shareholders on account of compensation expense deductions. The reimbursement obligation arose once the restricted share award became fully vested on September 30, 2002. In the case of the SOF IV affiliates, the reimbursement payment must be made through the delivery of approximately
$2.4 million in cash or 131,250 shares of Common Stock. As of December 31, 2002, the SOF IV affiliates have paid approximately $506,000 in cash, which is reflected as "Additional paid-in capital" on the Company's Consolidated Balance Sheets. In the case of the Chief Executive Officer, the reimbursement payment was made through the delivery of 12,343 vested shares of Common Stock as of December 31, 2002. These reimbursement payments are reflected as "Additional paid-in capital" on the Company's Consolidated Balance Sheets, and not as an offset to the non-cash charge referenced above.

    On July 28, 2000, the Company granted to its employees profits interests in a wholly-owned subsidiary of the Company called iStar Venture Direct Holdings, LLC. At December 31, 2002, iStar Venture Direct Holdings, LLC had a net investment of approximately $606,000 in the preferred stock of a real estate-related software company. The profits interests have three-year vesting schedules, and are subject to forfeiture in the event of termination of employment for cause or a voluntary resignation. The Company currently estimates that the profits interests have minimal or no value.

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

    Initially, there were three plans within the program: the 2002 plan, the 2003 plan, and the 2004 plan. Each plan has 5,000 shares of High Performance Common Stock associated with it. Each share of High Performance Common Stock carries 0.25 votes per share.

    For these three plans, the Company's performance is measured over a one-, two-, or three-year valuation period, beginning on January 1, 2002 and ending on December 31, 2002, December 31, 2003 and December 31, 2004, respectively. The end of the valuation period (i.e., the "valuation date") will be accelerated if there is a change in control of the Company. The High Performance Common Stock has a nominal value unless the total rate of shareholder return for the relevant valuation period exceeds the greater of: (1) 10.00%, 20.00%, or 30.00% for the 2002 plan, the 2003 plan and the 2004 plan, respectively;

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED) and (2) a weighted industry index total rate of return consisting of equal weightings of the Russell 1000 Financial Index and the Morgan Stanley REIT Index for the relevant period.

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

    If the total rate of return on the Company's Common Stock does not exceed the threshold performance levels for a particular plan, then the shares of High Performance Common Stock related to that plan will have only nominal value. In this event, each of the 5,000 shares will be entitled to dividends equal to 0.01 times the dividend paid on a share of Common Stock, if and when dividends are declared on the common stock.

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

    The total shareholder return for the valuation period under the 2002 plan was 21.94%, which exceeded both the fixed performance threshold of 10.00% and the industry index return of (5.83%). As a result of this superior performance, the participants in the 2002 plan are entitled to receive cash distributions equivalent to the amount of cash dividends payable on 819,254 shares of the Company's Common Stock, as and when such dividends are paid. Such dividend payments begin with the first quarter 2003 dividend and will reduce net income allocable to common shareholders when paid. The Company will pay dividends on the 2002 plan shares in the same amount per share and on the same distribution dates that shares of the Company's Common Stock are paid. The Company has the right, but not the obligation, to repurchase at cost 50.00% of the interests earned by an employee in the 2002 plan if the employee breaches certain non-competition, non-solicitation and confidentiality covenants through January 1, 2005.

    A new 2005 plan has been established with a three-year valuation period ending December 31, 2005. Awards under the 2005 plan were approved on January 14, 2003. The 2005 plan has 5,000 shares of High Performance Common Stock with an aggregate initial purchase price of $573,000. The provisions of the 2005 plan are substantially the same as the prior plans.

    The additional equity from the issuance of the High Performance Common Stock is recorded as a separate class of stock and included within shareholders' equity. Future distributions, if any, will be deducted from net income available for common shareholders.

                              ISTAR FINANCIAL INC.

NOTE 10--STOCK-BASED COMPENSATION PLANS AND EMPLOYEE BENEFITS (CONTINUED) 401(K) PLAN

    Effective November 4, 1999, the Company implemented a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis between 2.00% and 15.00% of such participant's compensation. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50.00% of the first 10.00% of the participant's annual compensation. The Company made gross contributions of approximately $356,000, $319,000 and $320,000 to the 401(k) Plan for the years ended December 31, 2002, 2001 and 2000, respectively.

                              ISTAR FINANCIAL INC.

NOTE 11--EARNINGS PER SHARE

    The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the years ended December 31, 2002, 2001 and 2000, respectively (in thousands, except per share data):

                                                                  2002        2001        2000
                                                                --------    --------    --------
Numerator:
  Net income before income from discontinued operations,
    gain from discontinued operations, extraordinary loss
    and cumulative effect of change in accounting
    principle...............................................    $223,136    $225,370    $212,188
  Preferred dividend requirements...........................     (36,908)    (36,908)    (36,908)
                                                                --------    --------    --------
  Net income allocable to common shareholders before income
    from discontinued operations, gain from discontinued
    operations, extraordinary loss and cumulative effect of
    change in accounting principle..........................     186,228     188,462     175,280
  Income from discontinued operations.......................       3,583       5,299       3,155
  Gain from discontinued operations.........................         717       1,145       2,948
  Extraordinary loss on early extinguishment of debt........     (12,166)     (1,620)       (705)
  Cumulative effect of change in accounting principle.......          --        (282)         --
                                                                --------    --------    --------
  Net income allocable to common shareholders...............    $178,362    $193,004    $180,678
                                                                ========    ========    ========
Denominator:
  Weighted average common shares outstanding for basic
    earnings per common share...............................      89,886      86,349      85,441
  Add: effect of assumed shares issued under treasury stock
    method for stock options and restricted shares..........       1,645       1,680         710
  Add: effect of contingent shares..........................       1,118         205          --
                                                                --------    --------    --------
  Weighted average common shares outstanding for diluted
    earnings per common share...............................      92,649      88,234      86,151
                                                                ========    ========    ========
Basic earnings per common share:
  Net income allocable to common shareholders before income
    from discontinued operations, gain from discontinued
    operations, extraordinary loss and cumulative effect of
    change in accounting principle..........................    $   2.07    $   2.18    $   2.05
  Income from discontinued operations.......................        0.04        0.06        0.04
  Gain from discontinued operations.........................        0.01        0.02        0.03
  Extraordinary loss on early extinguishment of debt........       (0.14)      (0.02)      (0.01)
  Cumulative effect of change in accounting principle.......          --       (0.00)         --
                                                                --------    --------    --------
  Net income allocable to common shareholders...............    $   1.98    $   2.24    $   2.11
                                                                ========    ========    ========
Diluted earnings per common share:
  Net income allocable to common shareholders before income
    from discontinued operations, gain from discontinued
    operations, extraordinary loss and cumulative effect of
    change in accounting principle..........................    $   2.01    $   2.14    $   2.04
  Income from discontinued operations.......................        0.04        0.06        0.04
  Gain from discontinued operations.........................        0.01        0.01        0.03
  Extraordinary loss on early extinguishment of debt........       (0.13)      (0.02)      (0.01)
  Cumulative effect of change in accounting principle.......          --       (0.00)         --
                                                                --------    --------    --------
  Net income allocable to common shareholders...............    $   1.93    $   2.19    $   2.10
                                                                ========    ========    ========

                              ISTAR FINANCIAL INC.

NOTE 11--EARNINGS PER SHARE (CONTINUED)
    In addition, there were approximately 167,000, 261,000 and 632,000 stock options, 6.1 million, 6.1 million and 6.1 million warrants and 371,000, 373,000 and 373,000 joint venture shares that were antidilutive for the 12-month periods ended December 31, 2002, 2001 and 2000, respectively.

NOTE 12--COMPREHENSIVE INCOME

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective January 1, 1998. Total comprehensive income was $228.1 million, $214.8 million and $217.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The primary components of comprehensive income other than net income consist of amounts attributable to the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges and changes in the fair value of the Company's available-for-sale investments.

    For the years ended December 31, 2002 and 2001, the change in fair market value of the Company's cash flow hedges and fair value hedges was an increase of $5.2 million and a decrease of $11.3 million, respectively, and was recorded as an adjustment to other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands):

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
Net income..................................................  $215,270    $229,912    $217,586
Other comprehensive income:
  Unrealized gains on available-for-sale investments........     7,601       5,709         209
  Cumulative effect of change in accounting principle (SFAS
    No. 133) on other comprehensive income..................        --      (9,445)         --
  Unrealized gains (losses) on cash flow and fair value
    hedges..................................................     5,190     (11,336)         --
                                                              --------    --------    --------
Comprehensive income........................................  $228,061    $214,840    $217,795
                                                              ========    ========    ========

    Unrealized gains on available-for-sale investments are recorded as adjustments to shareholders' equity (through "Accumulated other comprehensive income" on the Company's Consolidated Balance Sheets), and are not included in adjusted earnings or net income unless realized.

                              ISTAR FINANCIAL INC.

NOTE 12--COMPREHENSIVE INCOME (CONTINUED)
    As of December 31, 2002 and 2001, accumulated other comprehensive income reflected in the Company's shareholders' equity is comprised of the following (in thousands):

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Unrealized gains on available-for-sale investments..........  $ 13,290   $  5,689
Unrealized losses on cash flow and fair value hedges........   (15,591)   (20,781)
                                                              --------   --------
Accumulated other comprehensive income (loss)...............  $ (2,301)  $(15,092)
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

    For the year ended December 31, 2002, total dividends declared by the Company aggregated $231.3 million, or $2.52 per common share, consisting of quarterly dividends of $0.63 per share which were declared on April 1, 2002, July 1, 2002, October 1, 2002 and December 2, 2002. The Company also declared dividends aggregating $20.9 million, $4.7 million, $3.0 million and $8.0 million, respectively, on its Series A, B, C and D preferred stock, respectively, for the year ended December 31, 2002. There are no divided arrearages on any of the preferred shares currently outstanding.

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

    Holders of shares of the Series C preferred stock are entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 9.20% per annum of the $25.00 liquidation preference, equivalent to a fixed

                              ISTAR FINANCIAL INC.

NOTE 13--DIVIDENDS (CONTINUED)
annual rate of $2.30 per share. The remaining terms relating to dividends of the Series C preferred stock are substantially identical to the terms of the Series B preferred stock described above.

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

    The 2002 High Performance Common Stock plan reached its valuation date on December 31, 2002 and shares of High Performance Common Stock, equivalent to 819,254 shares of Common Stock became vested. The Company will pay dividends on these units in the same amount per share and on the same distribution dates as shares of the Company's Common Stock. Such dividends payments begin with the first quarter 2003 dividend and will reduce net income allocable to common shareholders when paid.

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

                              ISTAR FINANCIAL INC.

NOTE 14--FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
    MARKETABLE SECURITIES--Securities held for investment, securities available for sale, loans held for sale, trading account instruments, long-term debt and trust preferred securities traded actively in the secondary market have been valued using quoted market prices.

    OTHER FINANCIAL INSTRUMENTS--The carrying value of other financial instruments including, restricted cash, accrued interest receivable, accounts payable, accrued expenses and other liabilities approximate the fair values of the instruments.

    DEBT OBLIGATIONS--A substantial portion of the Company's existing debt obligations bear interest at fixed margins over LIBOR. Such margins may be higher or lower than those at which the Company could currently replace the related financing arrangements. Other obligations of the Company bear interest at fixed rates, which may differ from prevailing market interest rates. As a result, the fair values of the Company's debt obligations were estimated by discounting current debt balances from December 31, 2002 and 2001 to maturity using estimated current market rates at which the Company could enter into similar financing arrangements.

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

    The book and fair values of financial instruments as of December 31, 2002 and 2001 were (in thousands):

                                                         2002                      2001
                                                -----------------------   -----------------------
                                                   BOOK         FAIR         BOOK         FAIR
                                                  VALUE        VALUE        VALUE        VALUE
                                                ----------   ----------   ----------   ----------
FINANCIAL ASSETS:
  Loans and other lending investments.........  $3,079,592   $3,301,452   $2,398,763   $2,508,119
  Marketable securities.......................          35           35          285          285
  Provision for loan losses...................     (29,250)     (29,250)     (21,000)     (21,000)
FINANCIAL LIABILITIES:
  Debt obligations............................   3,461,590   $3,500,927    2,495,369    2,506,046
  Interest rate protection agreements.........       3,145        3,145      (18,925)     (18,925)

NOTE 15--SEGMENT REPORTING

    Statement of Financial Accounting Standard No. 131 ("SFAS No. 131") establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders.

    The Company has two reportable segments: Real Estate Lending and Corporate Tenant Leasing. The Company does not have substantial foreign operations. The accounting policies of the segments are the same as those described in Note 3. The Company has no single customer that accounts for more than 4.03% of revenues (see Note 9 for other information regarding concentrations of credit risk).

                              ISTAR FINANCIAL INC.

NOTE 15--SEGMENT REPORTING (CONTINUED)
    The Company evaluates performance based on the following financial measures for each segment:

                                                                CORPORATE
                                                  REAL ESTATE     TENANT     CORPORATE/    COMPANY
                                                    LENDING      LEASING     OTHER (1)      TOTAL
                                                  -----------   ----------   ----------   ----------
                                                                    (IN THOUSANDS)
2002:
Total revenues(2):..............................  $  279,158    $  246,890    $   (324)   $  525,724
Equity in earnings from joint ventures and
  unconsolidated subsidiaries:..................          --         5,081      (3,859)        1,222
Total operating and interest expense(3):........      94,274       105,607     103,767       303,648
Net operating income before minority
  interests(4):.................................     184,884       146,364    (107,950)      223,298
Total long-lived assets(5):.....................   3,050,342     2,291,805         N/A     5,342,147
Total assets:...................................   3,126,219     2,442,087      43,391     5,611,697

2001:
Total revenues(2):..............................  $  282,802    $  188,688    $   (371)   $  471,119
Equity in earnings from joint ventures and
  unconsolidated subsidiaries:..................          --         9,617      (2,256)        7,361
Total operating and interest expense(3):........     109,568        77,481      65,843       252,892
Net operating income before minority
  interests(4):.................................     173,234       120,824     (68,470)      225,588
Total long-lived assets(5):.....................   2,377,763     1,781,565         N/A     4,159,328
Total assets:...................................   2,448,493     1,889,879      42,268     4,380,640

2000:
Total revenues(2):..............................  $  280,474    $  179,412    $  3,633    $  463,519
Equity in earnings from joint ventures and
  unconsolidated subsidiaries:..................          --         5,058        (262)        4,796
Total operating and interest expense(3):........     115,906        79,662      60,364       255,932
Net operating income before minority
  interests(4):.................................     164,568       104,808     (56,993)      212,383
Total long-lived assets(5):.....................   2,227,083     1,592,087         N/A     3,819,170
Total assets:...................................   2,285,506     1,706,949      42,320     4,034,775

EXPLANATORY NOTES:
------------------------------

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

(3) Total operating and interest expense represents provision for loan losses for the Real Estate Lending business and operating costs on corporate tenant lease assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. Interest expense on unsecured notes, general and administrative expense and general and administrative-stock-based compensation is included in Corporate and Other for all periods. Depreciation and amortization of $47,821, $35,411 and $34,384 in 2002, 2001 and 2000, respectively, are included in the amounts presented above.

(4) Net operating income represents net operating income before minority interest, income from discontinued operations, gain (loss) from discontinued operations, extraordinary loss on early extinguishment of debt and cumulative effect of change in accounting principle. Net operating income excludes income from discontinued operations of $3,583, $5,299 and $3,155 for the years ended December 31, 2002, 2001 and 2000, respectively.

(5) Total long-lived assets is comprised of Loans and Other Lending Investments, net and Corporate Tenant Lease Assets, net, for each respective segment.

                              ISTAR FINANCIAL INC.

NOTE 16--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   The following table sets forth the selected quarterly financial data for the Company (in thousands, except per share amounts).

                                                                     QUARTER ENDED
                                                  ---------------------------------------------------
                                                  DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                  ------------   -------------   --------   ---------
2002:
Revenue.........................................    $140,321       $135,035      $130,790   $119,578
Net income......................................      62,976         52,670        42,513     57,111
Net income allocable to common shares...........      53,749         43,443        33,286     47,884
Net income per common share--basic..............    $   0.57       $   0.49      $   0.38   $   0.55
Weighted average common shares
  outstanding--basic............................      93,671         89,431        88,656     87,724

2001:
Revenue.........................................    $116,757       $117,430      $118,497   $118,435
Net income......................................      58,755         57,553        58,960     54,644
Net income allocable to common shares...........      49,528         48,326        49,733     45,417
Net income per common share--basic..............    $   0.57       $   0.56      $   0.58   $   0.53
Weighted average common shares
  outstanding--basic............................      86,969         86,470        86,081     85,833

NOTE 17--SUBSEQUENT EVENTS

    Subsequent to December 31, 2002, the Company modified the terms of the 6.75% Dealer Remarketable Securities, increased the principal amount and sold additional notes in an amount totaling $150.0 million. The notes were modified to become obligations of the Company (as opposed to the Leasing Subsidiary), the covenants were modified to reflect the covenants contained in the Company's other unsecured notes, and the maturity date was modified to be March 2008. The new interest rate on the modified notes is set at 7.00%.

                              ISTAR FINANCIAL INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (IN THOUSANDS)

                                                                      ADDITIONS
                                            BALANCE AT   CHARGED TO   CHARGES TO                BALANCE AT
                                            BEGINNING    COSTS AND      OTHER                      END
DESCRIPTION                                 OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
-----------                                 ----------   ----------   ----------   ----------   ----------
FOR THE YEAR ENDED DECEMBER 31, 2000
  Provision for loan losses(1)............    $ 7,500      $6,500     $      --    $      --      $14,000
FOR THE YEAR ENDED DECEMBER 31, 2001
  Provision for loan losses(1)............    $14,000      $7,000     $      --    $      --      $21,000
FOR THE YEAR ENDED DECEMBER 31, 2002
  Provision for loan losses(1)............    $21,000      $8,250     $      --    $      --      $29,250

EXPLANATORY NOTE:
------------------------------

(1) See Note 4 to the Company's Consolidated Financial Statements.

                              ISTAR FINANCIAL INC.
    SCHEDULE III--CORPORATE TENANT LEASE ASSETS AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                            INITIAL COST TO COMPANY        COST
                                                            ------------------------    CAPITALIZED
                                                                        BUILDING AND   SUBSEQUENT TO
LOCATION                           STATE     ENCUMBRANCES     LAND      IMPROVEMENTS    ACQUISITION
--------                          --------   ------------   ---------   ------------   -------------
OFFICE FACILITIES:
Tempe...........................   AZ         $       --    $  1,512     $    9,731        $   --
Tempe...........................   AZ                 --       1,033          6,652            --
Tempe...........................   AZ                 --       1,033          6,652            56
Tempe...........................   AZ                 --       1,033          6,652            --
Tempe...........................   AZ              3,534         701          4,339            --
Anaheim.........................   CA                 --       2,227          8,519            --
Anaheim.........................   CA             12,879       3,512         13,379            46
Commerce........................   CA              9,936       3,454         12,915            --
Cupertino.......................   CA             17,093       7,994         19,037            --
Dublin..........................   CA             49,954      17,040         84,549            --
Fremont.........................   CA                 --         880          4,846            --
Milpitas........................   CA              8,646       9,526         11,655           785
Milpitas........................   CA              5,500       4,139          5,064           529
Milpitas........................   CA             20,243       9,802         12,116           115
Mountain View...................   CA                 --      12,834         28,158            --
Mountain View...................   CA                 --       5,798         12,720            --
Palo Alto.......................   CA                 --          --         19,168            37
Redondo Beach...................   CA              8,331       2,598          9,212            --
San Diego.......................   CA              3,662       1,530          3,060            --
Thousand Oaks...................   CA             17,418       4,563         24,911            --
Aurora..........................   CO              3,025         580          3,677            --
Englewood.......................   CO                 --       1,757         16,930           412
Englewood.......................   CO                 --       2,967         15,008            --
Englewood.......................   CO                 --       8,536         27,428         7,596
Ft. Collins.....................   CO             12,765          --         16,752            --
Westminster.....................   CO                 --         307          3,524            --
Westminster.....................   CO                 --         616          7,290            --
Jacksonville....................   FL                 --       1,384          3,911            --
Jacksonville....................   FL                 --         877          2,237            39
Jacksonville....................   FL                 --       2,366          6,072            --
Tampa...........................   FL             11,653       1,920         18,435            --
Alpharetta......................   GA                 --         905          6,744            18
Atlanta.........................   GA             37,153       5,709         49,091         6,771
Duluth..........................   GA              7,803       1,655         14,484            48
Lisle...........................   IL                 --       6,153         14,993            --
Vernon Hills....................   IL              8,999       1,400         12,597            --

                                        GROSS AMOUNT CARRIED AT
                                            CLOSE OF PERIOD
                                  ------------------------------------                             DEPRECIABLE
                                             BUILDING AND                ACCUMULATED      DATE        LIFE
LOCATION                            LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
--------                          --------   ------------   ----------   ------------   --------   -----------
OFFICE FACILITIES:
Tempe...........................  $  1,512    $    9,731    $   11,243     $    770       1999         40.0
Tempe...........................     1,033         6,652         7,685          527       1999         40.0
Tempe...........................     1,033         6,708         7,741          527       1999         40.0
Tempe...........................     1,033         6,652         7,685          527       1999         40.0
Tempe...........................       701         4,339         5,040          343       1999         40.0
Anaheim.........................     2,227         8,519        10,746          674       1999         40.0
Anaheim.........................     3,512        13,425        16,937        1,063       1999         40.0
Commerce........................     3,454        12,915        16,369        1,022       1999         40.0
Cupertino.......................     7,994        19,037        27,031        1,507       1999         40.0
Dublin..........................    17,040        84,549       101,589        1,868       2002         40.0
Fremont.........................       880         4,846         5,726          384       1999         40.0
Milpitas........................     9,526        12,440        21,966          465       2002         40.0
Milpitas........................     4,139         5,593         9,732          308       2002         40.0
Milpitas........................     9,802        12,231        22,033          541       2002         40.0
Mountain View...................    12,834        28,158        40,992        2,229       1999         40.0
Mountain View...................     5,798        12,720        18,518        1,007       1999         40.0
Palo Alto.......................        --        19,205        19,205        1,519       1999         40.0
Redondo Beach...................     2,598         9,212        11,810          729       1999         40.0
San Diego.......................     1,530         3,060         4,590          242       1999         40.0
Thousand Oaks...................     4,563        24,911        29,474        1,972       1999         40.0
Aurora..........................       580         3,677         4,257           92       2001         40.0
Englewood.......................     1,757        17,342        19,099        1,389       1999         40.0
Englewood.......................     2,967        15,008        17,975        1,188       1999         40.0
Englewood.......................     8,536        35,024        43,560        2,346       1999         40.0
Ft. Collins.....................        --        16,752        16,752          319       2002         40.0
Westminster.....................       307         3,524         3,831          279       1999         40.0
Westminster.....................       616         7,290         7,906          577       1999         40.0
Jacksonville....................     1,384         3,911         5,295          310       1999         40.0
Jacksonville....................       877         2,276         3,153          180       1999         40.0
Jacksonville....................     2,366         6,072         8,438          481       1999         40.0
Tampa...........................     1,920        18,435        20,355          448       2002         40.0
Alpharetta......................       905         6,762         7,667          535       1999         40.0
Atlanta.........................     5,709        55,862        61,571        4,510       1999         40.0
Duluth..........................     1,655        14,532        16,187        1,150       1999         40.0
Lisle...........................     6,153        14,993        21,146        1,187       1999         40.0
Vernon Hills....................     1,400        12,597        13,997          997       1999         40.0

                              ISTAR FINANCIAL INC.
    SCHEDULE III--CORPORATE TENANT LEASE ASSETS AND ACCUMULATED DEPRECIATION
                                  (CONTINUED)
                            AS OF DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                            INITIAL COST TO COMPANY        COST
                                                            ------------------------    CAPITALIZED
                                                                        BUILDING AND   SUBSEQUENT TO
LOCATION                           STATE     ENCUMBRANCES     LAND      IMPROVEMENTS    ACQUISITION
--------                          --------   ------------   ---------   ------------   -------------
OFFICE FACILITIES (CONTINUED):
New Orleans.....................   LA                 --       1,427         24,252         1,846
New Orleans.....................   LA             52,439       1,665         16,653         1,253
Andover.........................   MA                 --         639          7,176            10
Andover.........................   MA                 --       1,787          8,486            --
Braintree.......................   MA                 --         792          4,929            44
Braintree.......................   MA                 --       2,225          7,403            91
Canton..........................   MA                 --         742          3,155           103
Canton..........................   MA                 --       1,409          3,890            41
Canton..........................   MA                 --       1,077          2,746            81
Chelmsford......................   MA             20,864       1,600         21,947            --
Concord.........................   MA             11,296       1,656             --         8,475
Concord.........................   MA              8,425       1,852         10,839           138
Concord.........................   MA              5,975       1,302          7,864           183
Concord.........................   MA              8,185       1,834         10,483           146
Concord.........................   MA                 --       1,928          8,218           551
Foxborough......................   MA              2,975       1,218          3,756            --
Mansfield.......................   MA                823         584          1,443            42
Norwell.........................   MA                 --       1,140          1,658            32
Norwell.........................   MA              1,953         506          2,277           522
Norwell.........................   MA                 --       1,357          5,429           635
Norwell.........................   MA                 --         973          3,805            29
Quincy..........................   MA             13,447       3,562         23,420           290
Rockland........................   MA                 --       2,011         11,761            83
Westborough.....................   MA              7,265       1,651         10,758            --
Lanham..........................   MD             10,435       2,486         12,047           164
Largo...........................   MD             19,207       1,800         18,706            --
Arden Hills.....................   MN                 --         719          6,541            --
Roseville.......................   MN              3,533       1,113          4,452            --
Mt. Laurel......................   NJ             61,538       7,726         74,429            --
Las Vegas (1)...................   NV             20,100          --         32,640            --
Columbus........................   OH              8,645       1,275         10,326            13
Harrisburg......................   PA             17,430         690         26,098            --
Spartanburg.....................   SC              7,245         800         11,192             5
Memphis.........................   TN             17,387       2,702         25,129            --
Dallas..........................   TX              4,579       1,918          4,632            --

                                        GROSS AMOUNT CARRIED AT
                                            CLOSE OF PERIOD
                                  ------------------------------------                             DEPRECIABLE
                                             BUILDING AND                ACCUMULATED      DATE        LIFE
LOCATION                            LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
--------                          --------   ------------   ----------   ------------   --------   -----------
OFFICE FACILITIES (CONTINUED):
New Orleans.....................     1,427        26,098        27,525        2,185       1999         40.0
New Orleans.....................     1,665        17,906        19,571        1,514       1999         40.0
Andover.........................       639         7,186         7,825          568       1999         40.0
Andover.........................     1,787         8,486        10,273          672       1999         40.0
Braintree.......................       792         4,973         5,765          393       1999         40.0
Braintree.......................     2,225         7,494         9,719          589       1999         40.0
Canton..........................       742         3,258         4,000          255       1999         40.0
Canton..........................     1,409         3,931         5,340          310       1999         40.0
Canton..........................     1,077         2,827         3,904          225       1999         40.0
Chelmsford......................     1,600        21,947        23,547          417       2002         40.0
Concord.........................     1,656         8,475        10,131          453       1999         40.0
Concord.........................     1,874        10,955        12,829          864       1999         40.0
Concord.........................     1,302         8,047         9,349          633       1999         40.0
Concord.........................     1,834        10,629        12,463          837       1999         40.0
Concord.........................     1,928         8,769        10,697          683       1999         40.0
Foxborough......................     1,218         3,756         4,974          297       1999         40.0
Mansfield.......................       584         1,485         2,069          116       1999         40.0
Norwell.........................     1,140         1,690         2,830          133       1999         40.0
Norwell.........................       506         2,799         3,305          244       1999         40.0
Norwell.........................     1,357         6,064         7,421          469       1999         40.0
Norwell.........................       973         3,834         4,807          303       1999         40.0
Quincy..........................     3,562        23,710        27,272        1,867       1999         40.0
Rockland........................     2,011        11,844        13,855          933       1999         40.0
Westborough.....................     1,651        10,758        12,409          852       1999         40.0
Lanham..........................     2,486        12,211        14,697          965       1999         40.0
Largo...........................     1,800        18,706        20,506          274       2002         40.0
Arden Hills.....................       719         6,541         7,260          518       1999         40.0
Roseville.......................     1,113         4,452         5,565          352       1999         40.0
Mt. Laurel......................     7,726        74,429        82,155          115       2002         40.0
Las Vegas (1)...................        --        32,640        32,640           --       2002
Columbus........................     1,275        10,339        11,614          325       2001         40.0
Harrisburg......................       690        26,098        26,788          837       2001         40.0
Spartanburg.....................       800        11,197        11,997          293       2001         40.0
Memphis.........................     2,702        25,129        27,831        1,989       1999         40.0
Dallas..........................     1,918         4,632         6,550          367       1999         40.0

                              ISTAR FINANCIAL INC.
    SCHEDULE III--CORPORATE TENANT LEASE ASSETS AND ACCUMULATED DEPRECIATION
                                  (CONTINUED)
                            AS OF DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                            INITIAL COST TO COMPANY        COST
                                                            ------------------------    CAPITALIZED
                                                                        BUILDING AND   SUBSEQUENT TO
LOCATION                           STATE     ENCUMBRANCES     LAND      IMPROVEMENTS    ACQUISITION
--------                          --------   ------------   ---------   ------------   -------------
OFFICE FACILITIES (CONTINUED):
Houston.........................   TX             20,064       2,500         25,743            --
Irving..........................   TX                 --       6,083         42,016            --
Irving..........................   TX                 --       1,364         10,628            --
Irving..........................   TX                 --       1,804          5,815           323
Irving..........................   TX             17,307       3,363         21,376            --
Richardson......................   TX                 --       1,233         15,160            --
Richardson......................   TX                 --       2,932         31,235            --
Richardson......................   TX                 --       1,230          5,660           238
Salt Lake City..................   UT                 --       1,179         12,861            --
McLean..........................   VA             66,191      20,110        125,516            --
Reston..........................   VA                 --       4,436         22,362           101
Milwaukee.......................   WI             10,833       1,875         13,914            --
                                              ----------    --------     ----------        ------
Subtotal........................                 656,735     232,616      1,283,334        31,891
                                              ----------    --------     ----------        ------

INDUSTRIAL FACILITIES:
Phoenix.........................   AZ                 --       1,000          1,997            --
Burlingame......................   CA                 --       1,219          3,470            --
City of Industry................   CA                 --       5,002         11,766            --
East Los Angeles................   CA                 --       9,334         12,501            --
Millbrae........................   CA                 --         741          2,107            --
Fremont.........................   CA                 --       1,086          7,964            --
Fremont.........................   CA                 --         654          4,591            --
Milpitas........................   CA              6,637       5,051          6,170           329
Milpitas........................   CA              8,703       6,856          8,378            --
Milpitas........................   CA              2,247       2,633          3,219           280
Milpitas........................   CA              3,733       4,119          5,034            --
Milpitas........................   CA              2,704       3,044          3,716           590
Milpitas........................   CA              9,227       4,095          8,323           566
Milpitas........................   CA              9,965       5,617          6,877           477
Milpitas........................   CA                 --       4,880         12,367         1,498
Milpitas........................   CA              7,645       4,600          5,627           165
Milpitas........................   CA              3,104       3,000          3,669            --
San Jose........................   CA                 --       9,677         23,288            --
Walnut Creek....................   CA              8,380         808          8,306           552
Walnut Creek....................   CA                 --         571          5,874            --
Jacksonville....................   FL                 --       2,310          5,435            --
Miami...........................   FL                 --       3,048          8,676            --

                                        GROSS AMOUNT CARRIED AT
                                            CLOSE OF PERIOD
                                  ------------------------------------                             DEPRECIABLE
                                             BUILDING AND                ACCUMULATED      DATE        LIFE
LOCATION                            LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
--------                          --------   ------------   ----------   ------------   --------   -----------
OFFICE FACILITIES (CONTINUED):
Houston.........................     2,500        25,743        28,243          644       2001         40.0
Irving..........................     6,083        42,016        48,099        3,326       1999         40.0
Irving..........................     1,364        10,628        11,992          841       1999         40.0
Irving..........................     1,804         6,138         7,942          477       1999         40.0
Irving..........................     3,363        21,376        24,739        1,692       1999         40.0
Richardson......................     1,233        15,160        16,393          916       1999         40.0
Richardson......................     2,932        31,235        34,167        2,473       1999         40.0
Richardson......................     1,230         5,898         7,128          450       1999         40.0
Salt Lake City..................     1,179        12,861        14,040        1,018       1999         40.0
McLean..........................    20,110       125,516       145,626        1,982       2002         40.0
Reston..........................     4,436        22,463        26,899        1,775       1999         40.0
Milwaukee.......................     1,875        13,914        15,789        1,102       1999         40.0
                                  --------    ----------    ----------     --------
Subtotal........................   232,638     1,315,203     1,547,841       72,755
                                  --------    ----------    ----------     --------
INDUSTRIAL FACILITIES:
Phoenix.........................     1,000         1,997         2,997          158       1999         40.0
Burlingame......................     1,219         3,470         4,689          275       1999         40.0
City of Industry................     5,002        11,766        16,768          931       1999         40.0
East Los Angeles................     9,334        12,501        21,835          990       1999         40.0
Millbrae........................       741         2,107         2,848          167       1999         40.0
Fremont.........................     1,086         7,964         9,050          630       1999         40.0
Fremont.........................       654         4,591         5,245          363       1999         40.0
Milpitas........................     5,051         6,499        11,550          289       2002         40.0
Milpitas........................     6,856         8,378        15,234          371       2002         40.0
Milpitas........................     2,633         3,499         6,132          155       2002         40.0
Milpitas........................     4,119         5,034         9,153          221       2002         40.0
Milpitas........................     3,044         4,306         7,350          324       2002         40.0
Milpitas........................     4,095         8,889        12,984          666       1999         40.0
Milpitas........................     5,617         7,354        12,971          375       2002         40.0
Milpitas........................     4,880        13,865        18,745        1,439       1999         40.0
Milpitas........................     4,600         5,792        10,392          294       2002         40.0
Milpitas........................     3,000         3,669         6,669          165       2002         40.0
San Jose........................     9,677        23,288        32,965        1,844       1999         40.0
Walnut Creek....................       808         8,858         9,666          691       1999         40.0
Walnut Creek....................       571         5,874         6,445          465       1999         40.0
Jacksonville....................     2,310         5,435         7,745          430       1999         40.0
Miami...........................     3,048         8,676        11,724          687       1999         40.0

                              ISTAR FINANCIAL INC.
    SCHEDULE III--CORPORATE TENANT LEASE ASSETS AND ACCUMULATED DEPRECIATION
                                  (CONTINUED)
                            AS OF DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                            INITIAL COST TO COMPANY        COST
                                                            ------------------------    CAPITALIZED
                                                                        BUILDING AND   SUBSEQUENT TO
LOCATION                           STATE     ENCUMBRANCES     LAND      IMPROVEMENTS    ACQUISITION
--------                          --------   ------------   ---------   ------------   -------------
INDUSTRIAL FACILITIES
  (CONTINUED):
Miami...........................   FL                 --       1,394          3,967            --
Miami...........................   FL                 --       1,612          4,586            --
Orlando.........................   FL                 --       1,475          4,198            --
St. Petersburg..................   FL                 --         723          3,061            --
St. Petersburg..................   FL                 --         634          2,685           224
McDonough.......................   GA             12,362       1,900         14,318            --
Stockbridge.....................   GA             15,050       1,350         18,393            --
DeKalb..........................   IL             22,575       1,600         28,015            --
Lincolnshire....................   IL                 --       3,192          7,508            --
Marion..........................   IN                 --         131          4,254            --
Seymour.........................   IN             16,626         550         22,240           121
South Bend......................   IN                 --         140          4,640            --
Wichita.........................   KS                 --         213          3,189            --
Campbellsville..................   KY             12,575         400         17,219            --
Lakeville.......................   MA                 --       1,012          4,048            --
Randolph........................   MA              2,432         615          3,471            --
Baltimore.......................   MD              5,884       1,535          9,324           123
Bloomington.....................   MN                 --         403          1,147            --
O'Fallon........................   MO                 --       1,388         12,700            --
Reno............................   NV                 --         248            707            --
Astoria.........................   NY                 --         897          2,555            --
Astoria.........................   NY                 --       1,796          5,109            --
Lockbourne......................   OH             14,727       2,000         17,320            --
Columbus........................   OH                 --         375          7,191            --
Richfield.......................   OH             12,071       2,327             --        12,210
York............................   PA             25,584       2,850         30,713            --
Philadelphia....................   PA                 --         620          1,765            --
Spartanburg.....................   SC                 --         943         16,836            --
Memphis.........................   TN             15,884       1,486         23,279            --
Allen...........................   TX                 --       1,238          9,224            --
Farmers Branch..................   TX              6,935       1,314          8,903            --
Richardson......................   TX              6,803         858          8,556            --
Terrell.........................   TX             17,200         400         22,163            --
Seattle.........................   WA                 --         828          2,355            --
                                              ----------    --------     ----------        ------
Subtotal........................                 249,053     117,792        484,994        17,135
                                              ----------    --------     ----------        ------

                                        GROSS AMOUNT CARRIED AT
                                            CLOSE OF PERIOD
                                  ------------------------------------                             DEPRECIABLE
                                             BUILDING AND                ACCUMULATED      DATE        LIFE
LOCATION                            LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
--------                          --------   ------------   ----------   ------------   --------   -----------
INDUSTRIAL FACILITIES
  (CONTINUED):
Miami...........................     1,394         3,967         5,361          314       1999         40.0
Miami...........................     1,612         4,586         6,198          363       1999         40.0
Orlando.........................     1,475         4,198         5,673          332       1999         40.0
St. Petersburg..................       723         3,061         3,784          242       1999         40.0
St. Petersburg..................       634         2,909         3,543          214       1999         40.0
McDonough.......................     1,900        14,318        16,218          366       2001         40.0
Stockbridge.....................     1,350        18,393        19,743          470       2001         40.0
DeKalb..........................     1,600        28,015        29,615          715       2001         40.0
Lincolnshire....................     3,192         7,508        10,700          594       1999         40.0
Marion..........................       131         4,254         4,385          337       1999         40.0
Seymour.........................       550        22,361        22,911        1,121       2000         40.0
South Bend......................       140         4,640         4,780          367       1999         40.0
Wichita.........................       213         3,189         3,402          252       1999         40.0
Campbellsville..................       400        17,219        17,619           47       2002         40.0
Lakeville.......................     1,012         4,048         5,060          320       1999         40.0
Randolph........................       615         3,471         4,086          275       1999         40.0
Baltimore.......................     1,535         9,447        10,982          742       1999         40.0
Bloomington.....................       403         1,147         1,550           91       1999         40.0
O'Fallon........................     1,388        12,700        14,088        1,005       1999         40.0
Reno............................       248           707           955           56       1999         40.0
Astoria.........................       897         2,555         3,452          202       1999         40.0
Astoria.........................     1,796         5,109         6,905          404       1999         40.0
Lockbourne......................     2,000        17,320        19,320          442       2001         40.0
Columbus........................       375         7,191         7,566          569       1999         40.0
Richfield.......................     2,327        12,210        14,537          372       2000         40.0
York............................     2,850        30,713        33,563          784       2001         40.0
Philadelphia....................       620         1,765         2,385          140       1999         40.0
Spartanburg.....................       943        16,836        17,779        1,333       1999         40.0
Memphis.........................     1,486        23,279        24,765        1,843       1999         40.0
Allen...........................     1,238         9,224        10,462          730       1999         40.0
Farmers Branch..................     1,314         8,903        10,217          705       1999         40.0
Richardson......................       858         8,556         9,414          677       1999         40.0
Terrell.........................       400        22,163        22,563          566       2001         40.0
Seattle.........................       828         2,355         3,183          186       1999         40.0
                                  --------    ----------    ----------     --------
Subtotal........................   117,792       502,129       619,921       29,106
                                  --------    ----------    ----------     --------

                              ISTAR FINANCIAL INC.
    SCHEDULE III--CORPORATE TENANT LEASE ASSETS AND ACCUMULATED DEPRECIATION
                                  (CONTINUED)
                            AS OF DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                            INITIAL COST TO COMPANY        COST
                                                            ------------------------    CAPITALIZED
                                                                        BUILDING AND   SUBSEQUENT TO
LOCATION                           STATE     ENCUMBRANCES     LAND      IMPROVEMENTS    ACQUISITION
--------                          --------   ------------   ---------   ------------   -------------
GROUND LEASE:
San Jose........................   CA                 --      41,106             --             --

LAND:
Concord.........................   MA                 --       1,267             --             --
Irving..........................   TX                 --       5,243             --             --
                                              ----------    --------     ----------       --------
Subtotal........................                      --       6,510             --             --
                                              ----------    --------     ----------       --------
PARKING GARAGE:
New Orleans.....................   LA                 --       4,241          6,462              4

HOTEL:
Sacramento......................   CA            144,114       1,281          9,809             --
San Diego.......................   CA                 --       4,394         27,030             --
Sonoma..........................   CA                 --       3,308         20,623             --
Durango.........................   CO                 --       1,242          7,865             --
Boise...........................   ID                 --         968          6,405             --
Missoula........................   MT                 --         210          1,607             --
Astoria.........................   OR                 --         269          2,043             --
Bend............................   OR                 --         233          1,726             --
Coos Bay........................   OR                 --         404          3,049             --
Eugene..........................   OR                 --         361          2,721             --
Medford.........................   OR                 --         609          4,668             --
Pendleton.......................   OR                 --         556          4,245             --
Salt Lake City..................   UT                 --       5,620         32,695             --
Kelso...........................   WA                 --         502          3,779             --
Seattle.........................   WA                 --       5,101         32,080             --
Vancouver.......................   WA                 --         507          3,981             --
Wenatchee.......................   WA                 --         513          3,825             --
                                              ----------    --------     ----------       --------
Subtotal........................                 144,114      26,078        168,151             --
                                              ----------    --------     ----------       --------
Total corporate tenant lease
  assets........................              $1,049,902    $428,343     $1,942,941       $ 49,030
                                              ==========    ========     ==========       ========

                                        GROSS AMOUNT CARRIED AT
                                            CLOSE OF PERIOD
                                  ------------------------------------                             DEPRECIABLE
                                             BUILDING AND                ACCUMULATED      DATE        LIFE
LOCATION                            LAND     IMPROVEMENTS     TOTAL      DEPRECIATION   ACQUIRED     (YEARS)
--------                          --------   ------------   ----------   ------------   --------   -----------
GROUND LEASE:
San Jose........................    41,106            --        41,106           --       2000
LAND:
Concord.........................     1,267            --         1,267           --       1999
Irving..........................     5,243            --         5,243           --       2002
                                  --------    ----------    ----------     --------
Subtotal........................     6,510            --         6,510           --
                                  --------    ----------    ----------     --------
PARKING GARAGE:
New Orleans.....................     4,241         6,466        10,707          514       1999         40.0
HOTEL:
Sacramento......................     1,281         9,809        11,090        1,525       1998         40.0
San Diego.......................     4,394        27,030        31,424        4,201       1998         40.0
Sonoma..........................     3,308        20,623        23,931        3,205       1998         40.0
Durango.........................     1,242         7,865         9,107        1,222       1998         40.0
Boise...........................       968         6,405         7,373          995       1998         40.0
Missoula........................       210         1,607         1,817          250       1998         40.0
Astoria.........................       269         2,043         2,312          318       1998         40.0
Bend............................       233         1,726         1,959          268       1998         40.0
Coos Bay........................       404         3,049         3,453          474       1998         40.0
Eugene..........................       361         2,721         3,082          423       1998         40.0
Medford.........................       609         4,668         5,277          726       1998         40.0
Pendleton.......................       556         4,245         4,801          660       1998         40.0
Salt Lake City..................     5,620        32,695        38,315        5,081       1998         40.0
Kelso...........................       502         3,779         4,281          587       1998         40.0
Seattle.........................     5,101        32,080        37,181        4,986       1998         40.0
Vancouver.......................       507         3,981         4,488          619       1998         40.0
Wenatchee.......................       513         3,825         4,338          594       1998         40.0
                                  --------    ----------    ----------     --------
Subtotal........................    26,078       168,151       194,229       26,134
                                  --------    ----------    ----------     --------
Total corporate tenant lease
  assets........................  $428,365    $1,991,949    $2,420,314     $128,509
                                  ========    ==========    ==========     ========

EXPLANATORY NOTE:
------------------------------

(1) Represents a direct financing lease.

                              ISTAR FINANCIAL INC.

                             NOTES TO SCHEDULE III

                               DECEMBER 31, 2002

                             (DOLLARS IN THOUSANDS)

1.  RECONCILIATION OF CORPORATE TENANT LEASE ASSETS:

    The following table reconciles Corporate Tenant Lease Assets from January 1, 2000 to December 31, 2002:

                                                              2002         2001         2000
                                                           ----------   ----------   ----------
Balance at January 1.....................................  $1,861,786   $1,639,062   $1,647,779
Additions................................................     606,653      248,804      137,998
Dispositions.............................................      (3,106)     (26,080)    (146,715)
Assets classified as held for sale.......................     (45,019)          --           --
                                                           ----------   ----------   ----------
Balance at December 31...................................  $2,420,314   $1,861,786   $1,639,062
                                                           ==========   ==========   ==========

2.  RECONCILIATION OF ACCUMULATED DEPRECIATION:

    The following table reconciles Accumulated Depreciation from January 1, 2000 to December 31, 2002:

                                                              2002         2001         2000
                                                           ----------   ----------   ----------
Balance at January 1.....................................  $  (80,221)  $  (46,975)  $  (14,860)
Additions................................................     (48,615)     (33,898)     (33,739)
Dispositions.............................................         131          652        1,624
Assets classified as held for sale.......................         196           --           --
                                                           ----------   ----------   ----------
Balance at December 31...................................  $ (128,509)  $  (80,221)  $  (46,975)
                                                           ==========   ==========   ==========

                              ISTAR FINANCIAL INC.

                SCHEDULE IV-LOANS AND OTHER LENDING INVESTMENTS

                            AS OF DECEMBER 31, 2002

                             (DOLLARS IN THOUSANDS)

                                                                 INTEREST ACCRUAL        INTEREST PAYMENT   FINAL MATURITY
TYPE OF LOAN/BORROWER                 DESCRIPTION/LOCATION           RATES(3)                 RATES              DATE
---------------------                -----------------------   --------------------      ----------------   --------------
Senior Mortgages:
  Borrower A(1)...................
                                     Office, Detroit, MI                      7.03%               7.03%          9/11/09
  Borrower B(1)...................
                                     Office, San Diego, CA            LIBOR + 1.50%       LIBOR + 1.50%         12/31/11
  Borrower C(1)...................
                                     Hotel, Various States            LIBOR + 1.75%       LIBOR + 1.75%          9/15/03
  Borrower D......................
                                     Office, Charlotte, NC            LIBOR + 3.25%       LIBOR + 3.25%         10/10/07
  Borrower E......................
                                     Office, New York, NY             LIBOR + 3.00%       LIBOR + 3.00%          7/24/05
  Borrower F......................
                                     Hotel, Various States            LIBOR + 4.50%       LIBOR + 4.50%          4/30/05
All other senior mortgages
  individually < 3%...............
Subordinate Mortgages:
  Borrower B(1)...................
                                     Office, San Diego, CA                    9.00%               9.00%         12/31/11
  Borrower C(1)...................
                                     Hotel, Various States            LIBOR + 5.80%       LIBOR + 5.80%          9/15/03
  Borrower G......................
                                     Office, New York, NY             LIBOR + 4.00%       LIBOR + 4.00%          7/31/03
All other subordinate mortgages
  individually < 3%...............
Corporate/Partnership Loans:
  Borrower A(1)...................
                                     Office, Detroit, MI                     12.67%              12.67%          5/15/08
  Borrower C(1)...................
                                     Hotel, Various States            LIBOR + 5.37%       LIBOR + 5.37%          9/15/03
  Borrower H(1)...................
                                     Residential, Various
                                     States                           LIBOR + 5.00%       LIBOR + 5.00%          3/01/05
  All other corporate/partnership
    loans individually < 3%.......
Other Lending Investments--Loans:
  All other lending
    investments--loans
    individually < 3%.............
Other Lending
  Investments--Securities:
  Borrower H(1)...................
                                     Residential, Various
                                     States                                  10.00%              10.00%          8/15/05
  All other lending
    investments--securities
    individually < 3%.............
Subtotal..........................
Provision for Loan Losses.........
Total:............................

                                    PERIODIC                      FACE       CARRYING
                                    PAYMENT      PRIOR         AMOUNT OF    AMOUNT OF
TYPE OF LOAN/BORROWER               TERMS(3)    LIENS(2)         LOANS        LOANS
---------------------               --------   ----------      ----------   ----------
Senior Mortgages:
  Borrower A(1)...................
                                    P&I        $       --      $ 178,857    $  162,243
  Borrower B(1)...................
                                    P&I                --        103,883       103,883
  Borrower C(1)...................
                                    P&I                --        102,539       102,539
  Borrower D......................
                                    IO                 --        100,000        99,048
  Borrower E......................
                                    IO                 --        100,000        98,877
  Borrower F......................
                                    P&I                --         98,773        98,679
All other senior mortgages
  individually < 3%...............                  1,206(4)   1,028,915     1,010,528
                                               ----------      ----------   ----------
                                                    1,206      1,712,967     1,675,797
                                               ----------      ----------   ----------
Subordinate Mortgages:
  Borrower B(1)...................
                                    IO                 --         29,000        29,000
  Borrower C(1)...................
                                    IO                 --         40,000        39,954
  Borrower G......................
                                    IO            500,000        100,000       100,000
All other subordinate mortgages
  individually < 3%...............              1,574,309        461,683       460,532
                                               ----------      ----------   ----------
                                                2,074,309        630,683       629,486
                                               ----------      ----------   ----------
Corporate/Partnership Loans:
  Borrower A(1)...................
                                    IO                 --          8,339         8,202
  Borrower C(1)...................
                                    IO            129,977         76,700        76,605
  Borrower H(1)...................

                                     IO           940,044         33,870        33,870
  All other corporate/partnership
    loans individually < 3%.......              1,531,311        344,598       322,351
                                               ----------      ----------   ----------
                                                2,601,332        463,507       441,028
                                               ----------      ----------   ----------
Other Lending Investments--Loans:
  All other lending
    investments--loans
    individually < 3%.............                     --         29,411        23,167
Other Lending
  Investments--Securities:
  Borrower H(1)...................

                                     IO                --        150,000       132,363
  All other lending
    investments--securities
    individually < 3%.............              1,970,322        172,305       177,751
                                               ----------      ----------   ----------
                                                1,970,322        351,716       333,281
                                               ----------      ----------   ----------
Subtotal..........................              6,647,169      3,158,873     3,079,592
                                               ----------      ----------   ----------
Provision for Loan Losses.........                     --             --       (29,250)
                                               ----------      ----------   ----------
Total:............................             $6,647,169      $3,158,873   $3,050,342
                                               ==========      ==========   ==========

EXPLANATORY NOTES:
----------------------------------
(1) Loan is a part of a common borrowing provided by the Company (see corresponding letter reference).
(2) Represents only third-party liens and excludes senior loans held by the Company from the same borrower on the same collateral.
(3) P&I = principal and interest, IO = interest only.
(4) Represents value of a ground lease senior to the Company's first mortgage.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Portions of the Company's definitive proxy statement for the 2003 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Portions of the Company's definitive proxy statement for the 2003 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Portions of the Company's definitive proxy statement for the 2003 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Portions of the Company's definitive proxy statement for the 2003 annual meeting of the shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities and Exchange Act of 1934 (the "Exchange Act") reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company has formed a Disclosure Committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. The Disclosure Committee reports directly to the Company's Chief Executive Officer and the Audit Committee.

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

ITEM 16. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

    Portions of the Company's definitive proxy statement for the 2003 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated by reference.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    a. and (d). Financial statements and schedules--see Index to Financial Statements and Schedules included in Item 8.

    b.  Reports on Form 8-K.

       On November 12, 2002, a Current Report on Form 8-K was filed which included financial statements and exhibits on Company information used as materials for the Company's primary equity offering on November 14, 2002.

       On November 14, 2002, a Current Report on Form 8-K was filed which included the certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       On November 19, 2002, a Current Report on Form 8-K was filed which included the purchase agreement for the 8,000,000 shares of Common Stock sold by the Company in its primary equity offering on November 14, 2002.

    c.  Exhibits--see index on following page.

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                               DOCUMENT DESCRIPTION
---------------------   ------------------------------------------------------------
         1.1            Underwriting Agreement dated August 9, 2001 relating to the
                        Company's 8 3/4% Senior Notes due 2008. (10)
         1.2            Purchase Agreement dated November 14, 2002. (15)

         2.1            Agreement and Plan of Merger, dated as of June 15, 1999, by and among Starwood Financial Trust, ST Merger Sub, Inc. and
                        TriNet Corporate Realty Trust, Inc. (4)

         2.2            Agreement and Plan of Merger, dated as of June 15, 1999, by and among Starwood Financial Trust, Starwood
                        Financial, Inc. and to the extent described therein, TriNet
                        Corporate Realty Trust, Inc. (4)

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

         3.1            Amended and Restated Charter of the Company (including the
                        Articles Supplementary for the Series A, B, C and D
                        Preferred Stock). (7)

         3.2            Bylaws of the Company (8)

         3.3            Articles Supplementary for the High Performance Common
                        Stock--Series 1. (14)

         3.4            Articles Supplementary for the High Performance Common
                        Stock--Series 2. (14)

         3.5            Articles Supplementary for the High Performance Common
                        Stock--Series 3. (14)

         3.6            Articles Supplementary for the High Performance Common
                        Stock--Series 4.

         4.1            Amended and Restated Registration Rights Agreement dated
                        March 18, 1998 among Starwood Financial Trust and Starwood
                        Mezzanine Investors, L.P., SAHI Partners and SOFI-IV SMT
                        Holdings, L.L.C. (2)

         4.2            Investor Rights Agreement, dated as of December 15, 1998
                        among Starwood Financial Trust, a Maryland real estate
                        investment trust, Starwood Mezzanine Investors, L.P., a
                        Delaware limited partnership, SOFI-IV SMT Holdings, L.L.C., a Delaware limited liability company, B Holdings, L.L.C., a
                        Delaware limited liability company, and Lazard Freres Real
                        Estate Fund II, L.P., a Delaware limited partnership, Lazard
                        Freres Real Estate Offshore Fund II L.P., a Delaware limited
                        Partnership, and LF Mortgage REIT, a Maryland real estate
                        investment trust. (3)

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
                        Holdings, L.L.C., and Starwood Financial Trust. (2)

       EXHIBIT
       NUMBER                               DOCUMENT DESCRIPTION
---------------------   ------------------------------------------------------------
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

        10.9            Stock Purchase Agreement dated as of June 15, 1999 among Jay
                        Sugarman, Spencer B. Haber, A. William Stein and Robert
                        Holman, Jr. (5)

        10.10           Amendment No. 1 to the Stock Purchase Agreement dated as of
                        July 26, 1999, which amends the Stock Purchase Agreement
                        dated as of June 15, 1999 among Jay Sugarman, Spencer B.
                        Haber, A. William Stein and Robert Holman, Jr.(5)

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

        10.16 Employment Agreement dated as of April 1, 2001 by and between iStar Financial Inc. and Spencer B. Haber. (12)

        10.17 Employment Agreement, dated as of March 31, 2001, by and between iStar Financial Inc. and Jay Sugarman. (12)

        10.18 Reimbursement Agreement, dated as of June 24, 2001, by and between iStar Financial Inc. and certain of its shareholders. (12)

        10.19           Master Agreement between iStar DB Seller, LLC, Seller and
                        Deutsche Bank AG, New York Branch, Buyer dated January 11,
                        2001. (13)

       EXHIBIT
       NUMBER                               DOCUMENT DESCRIPTION
---------------------   ------------------------------------------------------------
        10.20           Employment Agreement, dated November 1, 2002, by and between
                        iStar Financial Inc. and Catherine D. Rice.

        10.21           iStar Financial Inc. Code of Conduct.

        12.1            Computation of Ratio of EBITDA to interest expense.

        12.2            Computation of Ratio of EBITDA to combined fixed charges.

        21.1            Subsidiaries of the Company.

        23.1            Consent of PricewaterhouseCoopers LLP.

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

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001.

(11) Incorporated by reference from the Company's Form 8-K filed on November 5, 2001.

(12) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed on August 3, 2001.

(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 filed on May 15, 2001.

(14) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(15) Incorporated by reference from the Company's Form 8-K filed on November 19, 2002.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      iSTAR FINANCIAL INC.
                                                      REGISTRANT

Date: March 27, 2003                                  /s/ JAY SUGARMAN
                                                      ------------------------------------------------
                                                      Jay Sugarman
                                                      CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                                      CHIEF EXECUTIVE OFFICER

Date: March 27, 2003                                  /s/ CATHERINE D. RICE
                                                      ------------------------------------------------
                                                      Catherine D. Rice
                                                      CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2003                /s/ JAY SUGARMAN
                                    -------------------------------------------
                                    Jay Sugarman
                                    CHIEF EXECUTIVE OFFICER AND DIRECTOR

Date: March 27, 2003                /s/ WILLIS ANDERSEN JR.
                                    -------------------------------------------
                                    Willis Andersen Jr.
                                    DIRECTOR

Date: March 27, 2003                /s/ JEFFREY G. DISHNER
                                    -------------------------------------------
                                    Jeffrey G. Dishner
                                    DIRECTOR

Date: March 27, 2003                /s/ ANDREW L. FARKAS
                                    -------------------------------------------
                                    Andrew L. Farkas
                                    DIRECTOR

Date: March 27, 2003                /s/ MADISON F. GROSE
                                    -------------------------------------------
                                    Madison F. Grose
                                    DIRECTOR

Date: March 27, 2003                /s/ SPENCER B. HABER
                                    -------------------------------------------
                                    Spencer B. Haber
                                    DIRECTOR

Date: March 27, 2003                /s/ ROBERT W. HOLMAN, JR.
                                    -------------------------------------------
                                    Robert W. Holman, Jr.
                                    DIRECTOR

Date: March 27, 2003                /s/ ROBIN JOSEPHS
                                    -------------------------------------------
                                    Robin Josephs
                                    DIRECTOR

Date: March 27, 2003                /s/ MERRICK R. KLEEMAN
                                    -------------------------------------------
                                    Merrick R. Kleeman
                                    DIRECTOR

Date: March 27, 2003                /s/ H. CABOT LODGE III
                                    -------------------------------------------
                                    H. Cabot Lodge III
                                    DIRECTOR

Date: March 27, 2003                /s/ MATTHEW J. LUSTIG
                                    -------------------------------------------
                                    Matthew J. Lustig
                                    DIRECTOR

Date: March 27, 2003                /s/ WILLIAM M. MATTHES
                                    -------------------------------------------
                                    William M. Matthes
                                    DIRECTOR

Date: March 27, 2003                /s/ JOHN G. MCDONALD
                                    -------------------------------------------
                                    John G. McDonald
                                    DIRECTOR

Date: March 27, 2003                /s/ STEPHEN B. ORESMAN
                                    -------------------------------------------
                                    Stephen B. Oresman
                                    DIRECTOR

Date: March 27, 2003                /s/ GEORGE R. PUSKAR
                                    -------------------------------------------
                                    George R. Puskar
                                    DIRECTOR

Date: March 27, 2003
                                    -------------------------------------------
                                    Barry S. Sternlicht
                                    DIRECTOR

                                 CERTIFICATIONS

I, Jay Sugarman, certify that:

    1.  I have reviewed this annual report on Form 10-K of iStar
       Financial Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                                   /s/ JAY SUGARMAN
                                                       ---------------------------------------------
                                                       Name:  Jay Sugarman
                                                       Title: Chief Executive Officer

I, Catherine D. Rice, certify that:

    1.  I have reviewed this annual report on Form 10-K of iStar
       Financial Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                                   /s/ CATHERINE D. RICE
                                                       ---------------------------------------------
                                                       Name:  Catherine D. Rice
                                                       Title: Chief Financial Officer