Form 10-Q
period 2003-03-31
ISTAR FINANCIAL INC
filed 2003-05-14
CIK 1095651

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-15371

iSTAR FINANCIAL INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	95-6881527 (I.R.S. Employer Identification Number)
1114 Avenue of the Americas, 27th Floor New York, NY (Address of principal executive offices)	10036 (Zip code)
Registrant's telephone number, including area code: (212) 930-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of Exchange on which registered:
Common Stock, $0.001 par value	New York Stock Exchange
9.375% Series B Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
9.200% Series C Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
8.000% Series D Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2).    Yes ☒    No ☐

        As of May 9, 2003, there were 99,213,938 shares of common stock of iStar Financial Inc. $0.001/par value per share outstanding ("Common Stock").

iStar Financial Inc.

Index to Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	As of March 31, 2003	As of December 31, 2002*
ASSETS
Loans and other lending investments, net	$3,247,631	$3,050,342
Corporate tenant lease assets, net	2,338,456	2,291,805
Investments in and advances to joint ventures and unconsolidated subsidiaries	30,343	30,611
Assets held for sale	24,800	28,501
Cash and cash equivalents	13,275	15,934
Restricted cash	45,442	40,211
Accrued interest and operating lease income receivable	26,112	26,804
Deferred operating lease income receivable	40,328	36,739
Deferred expenses and other assets	107,972	90,750

Total assets	$5,874,359	$5,611,697

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$98,864	$117,001
Dividends payable	5,225	5,225
Debt obligations	3,655,003	3,461,590

Total liabilities	3,759,092	3,583,816

Commitments and contingencies	—	—
Minority interest in consolidated entities	2,580	2,581
Shareholders' equity:
Series A Preferred Stock, $0.001 par value, liquidation preference $50.00 per share, 4,400 shares issued and outstanding at March 31, 2003 and December 31, 2002	4	4
Series B Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 2,000 shares issued and outstanding at March 31, 2003 and December 31, 2002	2	2
Series C Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 1,300 shares issued and outstanding at March 31, 2003 and December 31, 2002	1	1
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at March 31, 2003 and December 31, 2002	4	4
High Performance Units	1,359	1,359
Common Stock, $0.001 par value, 200,000 shares authorized, 99,074 and 98,114 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	100	98
Warrants and options	20,342	20,322
Additional paid-in capital	2,305,724	2,281,636
Retained earnings (deficit)	(169,043)	(227,769)
Accumulated other comprehensive income (losses) (See Note 12)	2,250	(2,301)
Treasury stock (at cost)	(48,056)	(48,056)

Total shareholders' equity	2,112,687	2,025,300

Total liabilities and shareholders' equity	$5,874,359	$5,611,697

*
Reclassified to conform to 2003 presentation.

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2003	2002*
Revenue:
Interest income	$73,427	$55,876
Operating lease income	65,524	54,975
Other income	4,329	8,725

Total revenue	143,280	119,576

Costs and expenses:
Interest expense	47,980	41,689
Operating costs—corporate tenant lease assets	3,863	3,021
Depreciation and amortization	13,272	10,584
General and administrative	7,681	6,617
General and administrative—stock-based compensation expense	823	911
Provision for loan losses	1,750	1,750

Total costs and expenses	75,369	64,572

Net income before equity in earnings from joint ventures and unconsolidated subsidiaries, minority interest and other items	67,911	55,004
Equity in (loss) earnings from joint ventures and unconsolidated subsidiaries	(58)	797
Minority interest in consolidated entities	(39)	(40)

Net income from continuing operations	67,814	55,761
(Loss) income from discontinued operations	(125)	1,350
Gain from discontinued operations	264	—

Net income	67,953	57,111
Preferred dividend requirements	(9,227)	(9,227)

Net income allocable to common shareholders and HPU holders(1)	$58,726	$47,884

Basic earnings per common share(2)	$0.59	$0.55

Diluted earnings per common share(2)(3)	$0.58	$0.53

*
Reclassified to conform to 2003 presentation.

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the three months ended March 31, 2003, net income used to calculate earnings per basic and diluted common share excludes $485 and $472 of net income allocable to HPU holders, respectively.

(3)
For the three months ended March 31, 2003, net income used to calculate earnings per diluted common share includes joint venture income of $39.

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc. Consolidated Statement of Changes in Shareholders' Equity (In thousands) (unaudited)
	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	High Performance Units	Common Stock at Par	Warrants and Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total
Balance at December 31, 2002	$4	$2	$1	$4	$1,359	$98	$20,322	$2,281,636	$(227,769)	$(2,301)	$(48,056)	$2,025,300
Exercise of options	—	—	—	—	—	—	20	5,731	—	—	—	5,751
Dividends declared-preferred	—	—	—	—	—	—	—	83	(9,227)	—	—	(9,144)
Restricted stock units granted to employees	—	—	—	—	—	—	—	828	—	—	—	828
Options granted to employees	—	—	—	—	—	—	—	82	—	—	—	82
Issuance of stock—DRIP plan	—	—	—	—	—	2	—	17,364	—	—	—	17,366
Net income for the period	—	—	—	—	—	—	—	—	67,953	—	—	67,953
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	4,551	—	4,551

Balance at March 31, 2003	$4	$2	$1	$4	$1,359	$100	$20,342	$2,305,724	$(169,043)	$2,250	$(48,056)	$2,112,687

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Months Ended March 31,
	2003	2002*
Cash flows from operating activities:
Net income	$67,953	$57,111
Adjustments to reconcile net income to cash flows provided by operating activities:
Minority interest in consolidated entities	39	40
Non-cash expense for stock-based compensation	861	911
Depreciation and amortization	19,723	16,317
Depreciation and amortization from discontinued operations	—	69
Amortization of discounts/premiums, deferred interest and costs on lending investments	(12,491)	(5,372)
Discounts, loan fees and deferred interest received	4,086	6,146
Equity in (loss) earnings from joint ventures and unconsolidated subsidiaries	58	(798)
Distributions from operations of joint ventures	1,933	3,450
Deferred operating lease income receivable	(3,589)	(3,828)
Gain from discontinued operations	(264)	—
Provision for loan losses	1,750	1,750
Change in investments in and advances to joint ventures and unconsolidated subsidiaries	(1,845)	—
Changes in assets and liabilities:
Decrease (increase) in accrued interest and operating lease income receivable	(280)	459
Increase in deferred expenses and other assets	(7,304)	(4,122)
Decrease in accounts payable, accrued expenses and other liabilities	(18,631)	(4,658)

Cash flows provided by operating activities	51,999	67,475

Cash flows from investing activities:
New investment originations	(347,187)	(410,246)
Add-on fundings under existing loan commitments	(7,222)	(8,084)
Net proceeds from sale of corporate tenant lease assets	3,965	—
Repayments of and principal collections on loans and other lending investments	112,338	163,380
Investments in and advances to unconsolidated joint ventures	—	(127)
Capital improvements for build-to-suit projects	—	(709)
Capital improvement projects on corporate tenant lease assets	(114)	(967)
Other capital expenditures on corporate tenant lease assets	(896)	(875)

Cash flows used in investing activities	(239,116)	(257,628)

Cash flows from financing activities:
Borrowings under revolving credit facilities	340,003	187,669
Repayments under revolving credit facilities	(111,930)	34,193
Repayments under term loans	(1,937)	(13,767)
Borrowings under unsecured bond offerings	4,479	—
Repayments under secured bond offerings	(55,718)	(15,535)
Borrowings under other debt obligations	24,396	—
Repayments under other debt obligations	—	(1,236)
Increase in restricted cash held in connection with debt obligations	(5,231)	(11,850)
Payments for deferred financing costs	(13,414)	(5,660)
Distributions to minority interest in consolidated entities	(40)	(40)
Preferred dividends paid	(9,144)	(9,144)
Proceeds from exercise of options and issuance of DRIP shares	12,994	18,869

Cash flows provided by financing activities	184,458	183,499

Decrease in cash and cash equivalents	(2,659)	(6,654)
Cash and cash equivalents at beginning of period	15,934	15,670

Cash and cash equivalents at end of period	$13,275	$9,016

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$52,595	$46,626

*
Reclassified to conform to 2003 presentation.

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Notes to Consolidated Financial Statements

Note 1—Business and Organization.

        Business—iStar Financial Inc. (the "Company") is the leading publicly-traded finance company focused on the commercial real estate industry. The Company provides custom-tailored financing to high-end private and corporate owners of real estate nationwide, including senior and junior mortgage debt, senior, mezzanine and subordinated corporate capital, and corporate net lease financing. The Company, which is taxed as a real estate investment trust ("REIT"), seeks to deliver strong dividends and superior risk-adjusted returns on equity to shareholders by providing innovative and value-added financing solutions to its customers.

        The Company's primary product lines include:

  •
  Structured Finance.  The Company provides senior and subordinated loans that typically range in size from $20 million to $100 million to borrowers holding high-quality real estate. These loans may be either fixed or variable rate and are structured to meet the specific financing needs of the borrowers, including the acquisition or financing of large, high-quality real estate. The Company offers borrowers a wide range of structured finance options, including first mortgages, second mortgages, partnership loans, participating debt and interim facilities. The Company's structured finance transactions have maturities generally ranging from three to ten years. As of March 31, 2003, based on gross carrying values, the Company's structured finance assets represented 27.96% of its assets.

  •
  Portfolio Finance.  The Company provides funding to regional and national borrowers who own multiple facilities in geographically diverse portfolios. Loans are cross-collateralized to give the Company the benefit of all available collateral and underwritten to recognize inherent portfolio diversification. Property types include multifamily, suburban office, hotels and other property types where individual property values are less than $20 million on average. Loan terms are structured to meet the specific requirements of the borrower and typically range in size from $25 million to $150 million. The Company's portfolio finance transactions have maturities generally ranging from three to ten years. As of March 31, 2003, based on gross carrying values, the Company's portfolio finance assets represented 6.94% of its assets.

  •
  Corporate Finance.  The Company provides senior and subordinated capital to corporations engaged in real estate or real estate-related businesses. Financings may be either secured or unsecured and typically range in size from $20 million to $150 million. The Company's corporate finance transactions have maturities generally ranging from five to ten years. As of March 31, 2003, based on gross carrying values, the Company's corporate finance assets represented 12.71% of its assets.

  •
  Loan Acquisition.  The Company acquires whole loans and loan participations which present attractive risk-reward opportunities. Loans are generally acquired at a small discount to the principal balance outstanding. Loan acquisitions typically range in size from $5 million to $100 million and are collateralized by all major property types. The Company's loan acquisition transactions have maturities generally ranging from three to ten years. As of March 31, 2003, based on gross carrying values, the Company's loan acquisition assets represented 8.20% of its assets.

  •
  Corporate Tenant Leasing.  The Company provides capital to corporations and borrowers who control facilities leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to be paid by the corporate tenant on a triple net lease basis. Corporate tenant lease transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of March 31, 2003, based on gross carrying values, the Company's corporate tenant lease assets represented 42.64% of its assets.

        The Company's investment strategy targets specific sectors of the real estate credit markets in which it believes it can deliver value-added, flexible financial solutions to its customers, thereby differentiating its financial products from those offered by other capital providers.

        The Company has implemented its investment strategy by:

  •
  Focusing on the origination of large, structured mortgage, corporate and lease financings where customers require flexible financial solutions.

  •
  Avoiding commodity businesses in which there is significant direct competition from other providers of capital such as conduit lending and investment in commercial or residential mortgage-backed securities.

  •
  Developing direct relationships with borrowers and corporate customers as opposed to sourcing transactions solely through intermediaries.

  •
  Adding value beyond simply providing capital by offering borrowers and corporate customers specific lending expertise, flexibility, certainty and continuing relationships beyond the closing of a particular financing transaction.

  •
  Taking advantage of market anomalies in the real estate financing markets when the Company believes credit is mispriced by other providers of capital, such as the spread between lease yields and the yields on corporate customers' underlying credit obligations.

        Organization—The Company began its business in 1993 through private investment funds formed to capitalize on inefficiencies in the real estate finance market. In March 1998, these funds contributed their approximately $1.1 billion of assets to the Company's predecessor in exchange for a controlling interest in that company. Since that time, the Company has grown by originating new lending and leasing transactions, as well as through corporate acquisitions.

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

Note 2—Basis of Presentation

        The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. The Consolidated Financial Statements include the accounts of the Company, its qualified REIT subsidiaries, and its majority-owned and controlled partnerships.

        Certain other investments in partnerships or joint ventures which the Company does not control are also accounted for under the equity method (see Note 6). All significant intercompany balances and transactions have been eliminated in consolidation.

        In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's consolidated financial position at March 31, 2003 and December 31, 2002 and the results of its operations, changes in shareholders' equity and its cash flows for the three months ended March 31, 2003 and 2002, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

Note 3—Summary of Significant Accounting Policies

        Loans and other lending investments, net—As described in Note 4, "Loans and Other Lending Investments" includes the following investments: senior mortgages, subordinate mortgages, corporate/partnership loans, other lending investments-loans and other lending investments-securities. Management considers nearly all of its loan and other lending investments to be held-to-maturity, although a small number of investments may be classified as available-for-sale. Items classified as held-to-maturity are reflected at amortized historical cost. Items classified as available-for-sale are reported at fair values with unrealized gains and losses included in "Accumulated other comprehensive income (loss)" on the Company's Consolidated Balance Sheets, and are not included in the Company's net income.

        Corporate tenant lease assets and depreciation—Corporate tenant lease assets are generally recorded at cost less accumulated depreciation. Certain improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance items are expensed as incurred. Depreciation is computed using the straight-line method of cost recovery over estimated useful lives of 40.0 years for facilities, five years for furniture and equipment, the shorter of the remaining lease term or expected life for tenant improvements and the remaining life of the facility for facility improvements.

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

        Capitalized interest—The Company capitalizes interest costs incurred during the construction period on qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. Interest capitalized was approximately $0 and $70,000 during the three months ended March 31, 2003 and 2002, respectively.

        Cash and cash equivalents—Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

        Restricted cash—Restricted cash represents amounts required to be maintained in escrow under certain of the Company's debt obligations and leasing transactions.

        Revenue recognition—The Company's revenue recognition policies are as follows:

        Loans and other lending investments: Management considers nearly all of its loans and other lending investments to be held-to-maturity, although a small number of investments may be classified as available-for-sale. The Company reflects held-to-maturity investments at amortized cost less allowance for loan losses, acquisition premiums or discounts, deferred loan fees and undisbursed loan funds. Unrealized gains and losses on available-for-sale investments are included in "Accumulated other comprehensive income (loss)" on the Company's Consolidated Balance Sheets and are not included in the Company's net income. On occasion, the Company may acquire loans at small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. If loans that were acquired at a premium or discount are prepaid, the Company immediately recognizes the unamortized premium or discount as a decrease or increase, respectively, in the prepayment gain or loss. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as a yield adjustment. Interest income is recognized using the effective interest method applied on a loan-by-loan basis.

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

        Provision for loan losses—The Company's accounting policies require that an allowance for estimated loan losses be maintained at a level that management, based upon an evaluation of known and inherent risks in the portfolio, considers adequate to provide for loan losses. In establishing loan loss provisions, management periodically evaluates and analyzes the Company's assets, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors. Specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral less disposition costs on an individual loan basis. Management considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Management measures these impaired loans at the fair value of the loans' underlying collateral less estimated disposition costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan; however, these loans are placed on non-accrual status at such time as: (1) management believes that the potential risk exists that scheduled debt service payments will not be met within the coming 12 months; (2) the loans become 90 days delinquent; (3) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (4) the net realizable value of the loan's underlying collateral approximates the Company's carrying value of such loan. While on non-accrual status, interest income is recognized only upon actual receipt. Impairment losses are recognized as direct write-downs of the related loan with a corresponding charge to the provision for loan losses. Charge-offs occur when loans, or a portion thereof, are considered uncollectible and of such little value that further pursuit of collection is not warranted. Management also provides a loan portfolio reserve based upon its periodic evaluation and analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors.

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

        Accounting for derivative instruments and hedging activity—In accordance with Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activity—Deferral of the Effective date of FASB 133", Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement 133" and Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instrument and Hedging Activities," the Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) in certain circumstances, a hedge of a foreign currency exposure.

        Income taxes—The Company is subject to federal income taxation at corporate rates on its "REIT taxable income"; however, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. In addition, the Company is allowed several other deductions in computing its "REIT taxable income," including non-cash items such as depreciation expense. These deductions allow the Company to shelter a portion of its operating cash flow from its dividend payout requirement under federal tax laws. The Company intends to operate in a manner consistent with and to elect to be treated as a REIT for tax purposes. iStar Operating Inc. ("iStar Operating"), the Company's REIT taxable subsidiary, is not consolidated for federal income tax purposes and is taxed as a corporation. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the

Company with respect to its interest in iStar Operating. Accordingly, except for the Company's taxable subsidiary, no current or deferred taxes are provided for in the Consolidated Financial Statements. See Note 6 for a detailed discussion on the ownership structure and operations of iStar Operating.

        Earnings per common share—In accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), the Company presents both basic and diluted earnings per share ("EPS"). Basic earnings per share ("Basic EPS") excludes dilution and is computed by dividing net income allocable to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share ("Diluted EPS") reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

        Reclassifications—Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related notes to conform to the 2003 presentation.

        Use of estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

        New accounting standards—In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an interpretation of ARB 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE"), and how to determine when and which business enterprise should consolidate a VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements took effect immediately and were required for all financial statements initially issued after January 31, 2003. Immediate consolidation is required for VIEs entered into or modified after February 1, 2003 in which the Company is deemed the primary beneficiary. For VIEs in which the Company entered into prior to February 1, 2003, consolidation will be required by the Company effective with the Company's third quarter 2003 reporting. The adoption of the additional consolidation provisions of FIN 46 is not expected to have a material impact on the Company's financial statements.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of FASB Statement No. 123 ("SFAS No. 123"). This statement provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation. However, this Statement does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, description of transition method utilized and the effect of the method used on reported results. The Company adopted SFAS No. 148 with retroactive application to grants made subsequent to January 1, 2002 with no material effect on the Company's Consolidated Financial Statements.

        SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share if the fair value-based method had been applied to all outstanding and unvested stock awards for the three months ended March 31, 2003 and 2002, are presented below (in thousands except per share amounts):

	For the Three Months Ended March 31,
	2003	2002
Net income allocable to common shareholders and HPU holders, as reported(1)	$58,726	$47,884
Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(24)	(47)

Pro forma net income	$58,702	$47,837

Earnings per share:
Basic—as reported(2)	$0.59	$0.55
Basic—pro forma(2)	$0.59	$0.55
Diluted—as reported(2)(3)	$0.58	$0.53
Diluted—pro forma(2)(3)	$0.58	$0.53

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the three months ended March 31, 2003, net income used to calculate earnings per basic and diluted common share excludes $485 and $472 of net income allocable to HPU holders, respectively.

(3)
For the three months ended March 31, 2003, net income used to calculate earnings per diluted common share includes joint venture income of $39.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statement of Financial Accounting Standards No. 5 ("SFAS No. 5"), "Accounting for Contingencies," Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" and rescinds FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS No. 5." It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless if the Company receives separately identifiable consideration (i.e., a premium). The disclosure requirements became effective December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's Consolidated Financial Statements, nor is it expected to have a material impact in the future.

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

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Exit or Disposal Activities," to address significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes: (1) costs related to terminating a contract that is not a capital lease; and (2) termination benefits received by employees involuntarily terminated under the terms of a one-time benefit arrangement that is not an on-going benefit arrangement or an individual deferred-compensation contract. The Company adopted the provisions of SFAS 146 on December 31, 2002, as required, and it did not have a material effect on the Company's Consolidated Financial Statements.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both FASB Statements No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, FASB Statement No. 64 ("SFAS No. 64"), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"; however, due to the nature of the Company's operations, such treatment may not be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted the provisions of this statement, as required, on January 1, 2003 and it did not have a significant financial impact on the Company.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 requires that current operations prior to the disposition of corporate tenant lease assets and prior period results of such operations be presented in discontinued operations in the Company's Consolidated Statements of Operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year. The Company adopted the provisions of this statement on January 1, 2002, as required, and it did not have a significant financial impact on the Company.

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
Note 4—Loans and Other Lending Investments
The following is a summary description of the Company's loans and other lending investments (in thousands)(1):
				Carrying Value as of
							Contractual Interest Payment Rates(2)	Contractual Interest Accrual Rates(2)
Type of Investment	Underlying Property Type	# of Borrowers In Class	Principal Balances Outstanding	March 31, 2003	December 31, 2002	Effective Maturity Dates			Principal Amortization		Participation Features
Senior Mortgages	Office/Residential/ Retail/Industrial/ Conference Center/ Mixed Use/Hotel/ Entertainment/Other	32	$1,780,751	$1,745,440	$1,675,797	2003 to 2020	Fixed: 7.03% to 10.30% Variable: Libor + 1.50% to Libor + 6.50%	Fixed: 7.03% to 10.30% Variable: Libor + 1.50% to Libor + 6.50%	Yes	(3)	No
Subordinate Mortgages(4)	Office/Residential/ Retail/Mixed Use/ Hotel	23	652,176	651,757	629,486	2003 to 2011	Fixed: 7.00% to 15.00% Variable: Libor + 1.79% to Libor + 5.80%	Fixed: 7.32% to 17.00% Variable: Libor + 1.79% to Libor + 5.80%	Yes	(3)	No
Corporate/Partnership Loans	Office/Residential/ Retail/Mixed Use/ Hotel/Entertainment/ Other	22	478,740	456,724	441,028	2003 to 2013	Fixed: 7.33% to 15.00% Variable: Libor + 3.50% to Libor + 6.50%	Fixed: 7.33% to 17.50% Variable: Libor + 3.50% to Libor + 6.50%	Yes	(3)	Yes	(5)
Other Lending Investments—Loans	Office/Mixed Use	4	30,688	24,386	23,167	2006 to 2008	Fixed: 10.00% Variable: Libor + 4.75%	Fixed: 10.00% Variable: Libor + 4.75%	No		Yes	(5)
Other Lending Investments—Securities(6)	Office/Residential/ Retail/Industrial/ Mixed Use/ Entertainment/Other/ Storage/Hotel	12	406,757	400,324	310,114	2003 to 2013	Fixed: 6.75% to 12.50% Variable: Libor + 4.00% to Libor + 8.27%	Fixed: 6.75% to 12.50% Variable: Libor + 4.00% to Libor + 8.27%	Yes	(3)	No

Gross Carrying Value				$3,278,631	$3,079,592
Provision for Loan Losses				(31,000)	(29,250)

Total, Net				$3,247,631	$3,050,342

Explanatory Notes:

(1)
Amounts and details are for loans outstanding as of March 31, 2003.
(2)
Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR on March 31, 2003 was 1.30%. As of March 31, 2003, three loans with a combined carrying value of $74.3 million have a stated accrual rate that exceeds the stated pay rate.
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

        During the three months ended March 31, 2003 and 2002, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $289.7 million and $321.9 million in loans and other lending investments, funded $7.2 million and $8.1 million under existing loan commitments, and received principal repayments of $112.3 million and $164.0 million.

        As of March 31, 2003, the Company had 12 loans with unfunded commitments. The total unfunded commitment amount was approximately $177.8 million, of which $77.2 million was discretionary and $100.6 million was non-discretionary.

        The Company's loans and other lending investments are predominantly pledged as collateral under either the iStar Asset Receivables secured notes, the secured revolving credit facilities or secured term loans (see Note 7).

        The Company has reflected provisions for loan losses of approximately $1.8 million and $1.8 million during the three months ended March 31, 2003 and 2002, respectively. These provisions represent loan portfolio reserves based on management's evaluation of general market conditions, the Company's internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults, and the credit quality of the underlying collateral. No direct impairment reserves on specific loans were considered necessary.

Note 5—Corporate Tenant Lease Assets

        During the three months ended March 31, 2003 and 2002, the Company acquired an aggregate of approximately $57.5 million and $82.8 million in corporate tenant lease assets, respectively. Additionally, during the three months ended March 31, 2003, the Company disposed of one corporate tenant lease asset for net proceeds of approximately $4.0 million.

        The Company's investments in corporate tenant lease assets, at cost, were as follows (in thousands):

	March 31, 2003	December 31, 2002
Facilities and improvements	$2,007,236	$1,959,309
Land and land improvements	439,266	428,365
Direct financing lease	33,371	32,640
Less: accumulated depreciation	(141,417)	(128,509)

Corporate tenant lease assets, net	$2,338,456	$2,291,805

        Under certain leases, the Company is entitled to receive additional participating lease payments to the extent gross revenues of the corporate tenant exceed a base amount. The Company did not earn any such additional participating lease payments on these leases during the three months ended March 31, 2003 and 2002. In addition, the Company also receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended March 31, 2003 and 2002 were approximately $8.0 million and $6.9 million, respectively, and are included as a reduction of "Operating costs—corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

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

        On January 7, 2003, the Company sold one corporate tenant lease asset for net proceeds of $4.0 million, and realized a gain of approximately $264,000. As of March 31, 2003, there was one corporate tenant lease asset with a book value of $24.8 million classified as "Assets held for sale" on the Company's Consolidated Balance Sheets. The results of operations from corporate tenant lease assets sold or held for sale in the current and prior periods are classified as "(Loss) Income from discontinued operations" even though such income or loss was actually recognized by the Company prior to the asset sale. Gains on sale from corporate tenant lease assets are classified as "Gain from discontinued operations" on the Company's Consolidated Statements of Operations.

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

Note 6—Joint Ventures and Unconsolidated Subsidiaries

        Income or loss generated from the Company's joint venture investments and unconsolidated subsidiaries is included in "Equity in (loss) earnings from joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Statements of Operations.

        The Company's ownership percentages, its investments in and advances to unconsolidated joint ventures and subsidiaries, its respective income (loss) and the Company's pro rata share of its ventures' third-party, non-recourse debt as of March 31, 2003 are presented below (in thousands):

			JV Income (Loss) for the Three Months Ended March 31, 2003		Third-Party Debt
Unconsolidated Joint Ventures and Subsidiaries	Ownership %	Equity Investment		Pro Rata Share of Third-Party Non-Recourse Debt(1)	Interest Rate	Scheduled Maturity Date
Unconsolidated Joint Ventures:
Sunnyvale	44.70%	$11,349	$552	$10,728	LIBOR + 1.25%	November 2004(2)
CTC I	50.00%	12,519	438	59,968	7.66%—7.87%	Various through 2011
ACRE Simon	20.00%	5,105	39	6,492	7.61%—8.43%	Various through 2011
Unconsolidated Subsidiaries:
iStar Operating	95.00%	1,370	(1,074)	—	N/A	N/A
TMOC	95.00%	N/A	(13)	N/A	N/A	N/A

Total		$30,343	$(58)	$77,188

Explanatory Notes:

(1)
The Company reflects its pro rata share of third-party, non-recourse debt, rather than the total amount of the joint venture debt, because the third-party, non-recourse debt held by the joint ventures is not guaranteed by the Company nor does the Company have any additional commitments to fund such debt obligations.

(2)
Maturity date reflects a one-year extension at the venture's option.

        Investments in and advances to unconsolidated joint ventures:    At March 31, 2003, the Company had investments in three joint ventures: (1) TriNet Sunnyvale Partners L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant, Trustee; (2) Corporate Technology Centre Associates, LLC ("CTC I"), whose external member is Corporate Technology Centre Partners, LLC; and (3) ACRE Simon, LLC ("ACRE"), whose external partner is William E. Simon & Sons Realty Investments, LLC. These ventures were formed for the purpose of operating, acquiring and, in certain cases, developing corporate tenant lease facilities.

        At March 31, 2003, the ventures comprised 12 net leased facilities. The Company's combined investment in these joint ventures at March 31, 2003 was $30.3 million. The joint ventures' carrying value for the 12 facilities owned at March 31, 2003 was $195.8 million. In aggregate, the joint ventures had total assets of $234.9 million and total liabilities of $185.9 million as of March 31, 2003, and net income of $2.0 million for the three months ended March 31, 2003. The Company accounts for these investments under the equity method because the Company's joint venture partners have certain participating rights giving them shared control over the ventures.

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

        On April 1, 2002, the former Sierra Land Ventures ("Sierra") joint venture partner assigned its 50.00% ownership interest in Sierra to a wholly-owned subsidiary of the Company. There was no cash or shares exchanged in this transaction. As of April 1, 2002, the Company owns 100.00% of the corporate tenant lease asset previously held by Sierra and therefore consolidates this asset for accounting purposes.

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

        Investments in and advances to unconsolidated subsidiaries:    The Company has an investment in iStar Operating, a taxable subsidiary that, through a wholly-owned subsidiary, services the Company's loans and certain loan portfolios owned by third parties. The Company owns all of the non-voting preferred stock and a 95.00% economic interest in iStar Operating. An affiliate of the Company's largest shareholder is the owner of all the voting common stock and a 5.00% economic interest in iStar Operating. As of March 31, 2003, there have never been any distributions to the common shareholder, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of iStar Operating at fair market value, which the Company believes to be nominal. In addition to the direct general and administrative costs of iStar Operating, the Company allocates a portion of its general overhead expenses to iStar Operating based on the number of employees at iStar Operating as a percentage of the Company's total employees.

        iStar Operating has elected to be treated as taxable REIT subsidiary for purposes of maintaining compliance with the REIT provisions of the Code and is accounted for under the equity method for financial statement reporting purposes and is presented in "Investments in and advances to joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Balance Sheets. If it were consolidated with the Company for financial statement purposes, it would not have a material impact on the Company's operations. As of March 31, 2003, iStar Operating had no debt obligations.

        In addition, the Company has an investment in TMOC, an entity originally formed to make a $2.0 million investment in the convertible debt securities of a real estate company which trades on the Mexican Stock Exchange. This investment was made by TriNet prior to its acquisition by the Company in 1999. Prior to March 29, 2003, the Company owned 95.00% of the outstanding voting and non-voting common stock (representing 1.00% voting power and 95.00% of the economic interest) in TMOC. The owners of the remaining TMOC stock were two executives of the Company. On March 29, 2003, the Company purchased the remaining 5.00% interest from the executives for approximately $2,000, an amount that was equal to the carrying value and less than their original investment. As of March 31, 2003, TMOC is a wholly-owned subsidiary of the Company.

iStar Financial Inc.
Notes to Consolidated Financial Statements

Note 7—Debt Obligations

        As of March 31, 2003 and December 31, 2002, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

		Carrying Value as of
	Maximum Amount Available				Scheduled Maturity Date
		March 31, 2003	December 31, 2002	Stated Interest Rates(1)
Secured revolving credit facilities:
Line of credit	$700,000	$500,550	$412,550	LIBOR + 1.75%—2.25%	March 2005(2)
Line of credit	700,000	484,270	462,920	LIBOR + 1.40%—2.15%	January 2007(2)
Line of credit	500,000	380,706	283,884	LIBOR + 1.50%—1.75%	August 2005(2)
Line of credit	500,000	136,301	114,400	LIBOR + 1.50%—2.25%	September 2005
Unsecured revolving credit facilities:
Line of credit	300,000	—	—	LIBOR + 2.125%	July 2004(3)

Total revolving credit facilities	$2,700,000	$1,501,827	$1,273,754

Secured term loans:
Secured by corporate tenant lease assets		193,000	193,000	LIBOR + 1.85%	July 2006(4)
Secured by corporate tenant lease assets		143,185	144,114	7.44%	March 2009
Secured by corporate tenant lease assets		94,531	95,074	6.00%—11.38%	Various through 2022
Secured by corporate lending investments		78,836	79,126	6.55%	November 2005
Secured by corporate lending investments		61,362	61,537	6.41%	December 2012
Secured by corporate lending investments		60,000	60,000	LIBOR + 2.50%	June 2004(3)
Secured by corporate lending investments		50,000	50,000	LIBOR + 2.50%	July 2006(3)

Total term loans		680,914	682,851
Less: debt discount		(210)	(236)

Total secured term loans		680,704	682,615
iStar Asset Receivables secured notes:
STARs Series 2002-1:
Class A1		180,976	236,694	LIBOR + 0.26%	June 2004(5)
Class A2		381,296	381,296	LIBOR + 0.38%	December 2009(5)
Class B		39,955	39,955	LIBOR + 0.65%	April 2011(5)
Class C		26,637	26,637	LIBOR + 0.75%	May 2011(5)
Class D		21,310	21,310	LIBOR + 0.85%	January 2012(5)
Class E		42,619	42,619	LIBOR + 1.235%	January 2012(5)
Class F		26,637	26,637	LIBOR + 1.335%	January 2012(5)
Class G		21,309	21,309	LIBOR + 1.435%	January 2012(5)
Class H		26,637	26,637	6.35%	January 2012(5)
Class J		26,637	26,637	6.35%	May 2012(5)
Class K		26,637	26,637	6.35%	May 2012(5)

Total iStar Asset Receivables secured notes		820,650	876,368
Less: debt discount		(4,312)	(4,425)

Total iStar Asset Receivables secured notes		816,338	871,943
Unsecured notes:
7.00% Senior Notes(6)(7)		150,000	—	7.00%	March 2008
6.75% Dealer Remarketable Securities(6)(7)(8)		—	125,000	6.75%	March 2013
7.70% Notes(6)(8)		100,000	100,000	7.70%	July 2017
7.95% Notes(6)(8)		50,000	50,000	7.95%	May 2006
8.75% Notes		350,000	350,000	8.75%	August 2008

Total unsecured notes		650,000	625,000
Less: debt discount		(39,000)	(11,603)
Plus: impact of pay-floating swap agreements(9)		4,777	3,920

Total unsecured notes		615,777	617,317
Other debt obligations		40,357	15,961	Various	Various

Total debt obligations		$3,655,003	$3,461,590

Explanatory Notes:

(1)
Substantially all variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on March 31, 2003 was 1.30% per annum.

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

(7)
On March 14, 2003, the Company remarketed the 6.75% Dealer Remarketable Securities of its leasing subsidiary by acquiring and retiring those securities and by issuing 7.00% Senior Notes due March 2008. The covenants in the Senior Notes due 2008 are substantially identical to the covenants contained in the Company's 8.75% Notes. Subsequent to March 31, 2003, the Company issued an additional $35.0 million of Senior Notes bringing the aggregate principal of the Senior Notes to $185.0 million. The additional $35.0 million of Senior Notes has identical terms to the Senior Notes issued on March 14, 2003, but were issued at 102.75% of their principal amount to yield 6.34% per annum.

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

(9)
On November 27, 2002, the Company entered into two pay-floating interest rate swaps struck at 3.8775% and 3.81% in the notional amounts of $100.0 million and $50.0 million, respectively. These swaps are intended to mitigate the risk of changes in the fair value of $150.0 million of the Company's 8.75% Notes attributable to changes in LIBOR. For accounting purposes, quarterly the Company adjusts the value of the swap to its fair value and adjusts the carrying amount of the hedged liability by an offsetting amount.

        Availability of amounts under the secured revolving credit facilities are based on percentage borrowing base calculations. In addition, certain of the Company's debt obligations contain covenants. These covenants are both financial and non-financial in nature. Significant financial covenants include limitations on the Company's ability to incur indebtedness beyond specified levels, restrictions on the Company's ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. Significant non-financial covenants include a requirement in its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of March 31, 2003, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

        On March 14, 2003, the Company remarketed the 6.75% Dealer Remarketable Securities of its leasing subsidiary by acquiring and retiring those securities and by issuing $150.0 million of 7.00% Senior Notes due March 2008. The covenants in the Senior Notes due 2008 are substantially identical to the covenants contained in the Company's 8.75% Notes. Subsequent to March 31, 2003, the Company issued an additional $35.0 million of Senior Notes bringing the aggregate principal of the Senior Notes to $185.0 million. The additional $35.0 million of Senior Notes has identical terms to the Senior Notes issued on March 14, 2003, but were issued at 102.75% of their principal amount to yield 6.34% per annum.

        On January 27, 2003, the Company extended the maturity on one of its $700.0 million secured facilities to January 2007, which includes a one-year "term-out" at the Company's option.

        On December 11, 2002, the Company closed a $61.5 million term loan financing with a leading financial institution. The proceeds were used to fund a portion of an $82.1 million CTL investment. The non-recourse loan is fixed rate and bears interest at 6.412%, has a maturity date of December 2012 and amortizes over a 30-year schedule.

        On September 30, 2002, the Company closed a $500.0 million secured revolving credit facility with a leading financial institution. The facility has a three-year term and bears interest at LIBOR + 1.50% to 2.25%, depending upon the collateral contributed to the borrowing base. The facility accepts a broad range of structured finance and corporate tenant assets and has a final maturity date of September 2005.

        On July 2, 2002, the Company purchased the remaining interest in the Milpitas joint venture from the former Milpitas external member for $27.9 million. Upon purchase of the interest, the Milpitas joint venture became fully consolidated for accounting purposes and approximately $79.1 million of secured term debt is reflected on the Company's Consolidated Balance Sheets.

        On May 28, 2002, the Company fully repaid the remaining $446.2 million of bonds outstanding under its proprietary match funding program, iStar Asset Receivables ("STARs"), Series 2000-1 financing. Simultaneously, a wholly-owned subsidiary of the Company issued STARs, Series 2002-1, consisting of $885.1 million of investment-grade bonds secured by the subsidiary's structured finance and corporate tenant lease assets, which had an aggregate outstanding principal balance of approximately $1.1 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The weighted average interest rate on the bonds, on an all-floating rate basis, was approximately LIBOR + 0.56% at inception. For accounting purposes, this transaction was treated as a secured financing: the underlying assets and STARs liabilities remained on the Company's Consolidated Balance Sheets, and no gain on sale was recognized.

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

        On July 27, 2001, the Company completed a $300.0 million unsecured revolving credit facility with a group of leading financial institutions. The facility has an initial maturity of July 2003, with a one-year extension at the Company's option and another one-year extension at the lenders' option. The facility replaces two prior credit facilities maturing in 2002 and 2003, and bears interest at LIBOR + 2.125%.

        On July 6, 2001, the Company financed a $75.0 million structured finance asset with a $50.0 million term loan bearing interest at LIBOR + 2.50%. The loan has a maturity of July 2006, including a one-year extension at the Company's option. This investment is a $75.0 million term preferred investment in a publicly-traded real estate Company. The Company's investment carries an initial current yield of 10.50%, with annual increases of 0.50% in each of the next two years. In addition, the Company's investment is convertible into the customer's common stock at a strike price of $25.00 per share. The investment is callable by the customer between months 13 and 30 of the term at a yield maintenance premium, and after month 30, at a premium sufficient to generate a 14.62% internal rate of return on the Company's investment. The investment is putable by the Company to the customer for cash after five years.

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

        On February 22, 2001, the Company extended the maturity of its $350.0 million unsecured revolving credit facility to May 2002. On July 27, 2001, the Company repaid this facility and replaced it with a $300.0 million unsecured revolving credit facility.

        On January 11, 2001, the Company closed a $700.0 million secured revolving credit facility which is led by a major commercial bank. The facility has a three-year primary term and one-year "term-out" extension option, and bears interest at LIBOR + 1.40% to 2.15%, depending upon the collateral contributed to the borrowing base. The facility accepts a broad range of structured finance assets and has a final maturity of January 2005.

        As of March 31, 2003, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2003 (remaining nine months)	$16,357
2004	264,976
2005	1,099,424
2006	293,000
2007	487,216
Thereafter	1,532,775

Total principal maturities	3,693,748
Net unamortized debt discounts	(43,522)
Impact of pay-floating swap agreement	4,777

Total debt obligations	$3,655,003

Explanatory Note:

(1)
Assumes exercise of extensions to the extent such extensions are at the Company's option.

Note 8—Shareholders' Equity

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

        Concentration of Shareholder Ownership—On October 30, 2001, SOFI IV SMT Holdings, L.P. ("SOFI IV") and certain of its affiliates sold 18.975 million shares of Common Stock owned by them (including the subsequently-exercised 2.475 million share over-allotment option granted to the underwriters). In addition, on May 15, 2002, SOFI IV sold 10.808 million shares of Common Stock owned by them (including the subsequently-exercised 808,200 share over-allotment option granted to the underwriters). Further, on November 14, 2002, SOFI IV sold 3.5 million shares of Common Stock owned by them (including the subsequently-exercised 1.5 million over-allotment option granted to the underwriters). The Company did not sell any shares in the first two offerings. In the November 2002 offering, the Company sold 8.0 million primary shares and received net proceeds of approximately $202.9 million. As a result of the secondary offerings, SOFI IV currently owns approximately 19.66% of the Company's Common Stock (based on the diluted sharecount as of March 31, 2003).

        DRIP Program—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three-month periods ended March 31, 2003 and 2002, the Company issued a total of approximately 619,000 and 768,000 shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three-month periods ended March 31, 2003 and 2002 were approximately $17.4 million and $20.4 million, respectively.

        Stock Repurchase Program—The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of November 2000, the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. The Company has not repurchased any shares under the stock repurchase program since November 2000.

Note 9—Risk Management and Use of Financial Instruments

        Risk management—In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's lending investments that results from a property's, borrower's or corporate tenant's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of loans due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying loans and the valuation of corporate tenant lease facilities held by the Company.

        Use of derivative financial instruments—The Company's use of derivative financial instruments is primarily limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposure. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The counterparties to these contractual arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of nonperformance by these counterparties. However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet their obligations.

        The Company has entered into the following cash flow hedges that are outstanding as of March 31, 2003. The net value (liability) associated with these hedges is reflected on the Company's Consolidated Balance Sheets (in thousands).

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date		Maturity Date	Estimated Value at March 31, 2003
Pay-Fixed Swap	$125,000	7.058%	6/15/00		6/25/03	$(1,855)
Pay-Fixed Swap	125,000	7.055%	6/15/00		6/25/03	(1,855)
Pay-Fixed Swap	75,000	5.580%	11/4/99	(1)	12/1/04	(5,388)
Pay-Fixed Swap	125,000	2.885%	1/23/03		6/25/06	(1,698)
Pay-Fixed Swap	125,000	2.838%	2/11/03		6/25/06	(1,523)
Pay-Floating Swap	100,000	3.878%	11/27/02		8/15/08	3,328
Pay-Floating Swap	50,000	3.810%	11/27/02		8/15/08	1,491
LIBOR Cap	345,000	8.000%	5/22/02		5/28/14	10,062
LIBOR Cap	75,000	7.750%	11/4/99	(1)	12/1/04	3
LIBOR Cap	35,000	7.750%	11/4/99	(1)	12/1/04	1

Total Estimated Value						$2,566

Explanatory Note:

(1)
Acquired in connection with the TriNet Acquisition (see Note 1 to the Company's Consolidated Financial Statements).

        Between January 1, 2002 and March 31, 2003, the Company had no cash flow hedges that expired or settled.

        During the three months ended March 31, 2003 the Company entered into two $125.0 million forward starting swaps. These pay-fixed swaps will become effective in June 2003 and will replace the two $125.0 million pay-fixed swaps that expire on June 25, 2003. The two new pay-fixed swaps have a three year term and expire on June 25, 2006.

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

        During the year ended December 31, 1999, the Company refinanced its $125.0 million term loan maturing March 15, 1999 with a $155.4 million term loan maturing March 5, 2009. The term loan bears interest at 7.44% per annum, payable monthly, and amortizes over an approximately 22-year schedule. The term loan represented forecasted transactions for which the Company had previously entered into U.S. Treasury-based hedging transactions. The net $3.4 million cost of the settlement of such hedges has been deferred and is being amortized as an increase to the effective financing cost of the term loan over its effective ten-year term.

        Credit risk concentrations—Concentrations of credit risks arise when a number of borrowers or customers related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors various segments of its portfolio to assess potential concentrations of credit risks. Management believes the current credit risk portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

        Substantially all of the Company's corporate tenant lease assets (including those held by joint ventures) and loans and other lending investments are collateralized by facilities located in the United States, with significant concentrations (i.e., greater than 10.00%) as of March 31, 2003 in California (21.53%) and New York (10.67%). As of March 31, 2003, the Company's investments also contain greater than 10.00% concentrations in the following asset types: office-CTL (27.13%), office-lending (19.55%), industrial (14.89%) and hotel-lending (11.98%).

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

Note 10—Stock-Based Compensation Plans and Employee Benefits

        The Company's 1996 Long-Term Incentive Plan (the "Plan") is designed to provide incentive compensation for officers, other key employees and directors of the Company. The Plan provides for awards of stock options and shares of restricted stock and other performance awards. The maximum number of shares of Common Stock available for awards under the Plan is 9.00% of the outstanding shares of Common Stock, calculated on a fully diluted basis, from time to time; provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 5.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan, other than automatic awards to non-employee directors, are at the discretion of the Board or a committee of the Board. At March 31, 2003, a total of approximately 9.2 million shares of Common Stock were available for awards under the Plan, of which options to purchase approximately 4.0 million shares of Common Stock were outstanding and approximately 344,000 shares of restricted stock were outstanding.

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

        Changes in options outstanding during the three months ended March 31, 2003 are as follows:

	Number of Shares
	Employees	Non-Employee Directors	Other	Average Strike Price
Options outstanding, December 31, 2002	3,277,142	191,129	871,480	$18.77
Granted	15,500	—	—	$14.72
Exercised	(240,697)	—	(87,282)	$17.19
Forfeited	(6,300)	—	—	$30.49

Options outstanding, March 31, 2003	3,045,645	191,129	784,198	$18.86

        The following table summarizes information concerning outstanding and exercisable options as of March 31, 2003:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Exercise Price Range	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Currently Exercisable	Weighted Average Exercise Price
$14.72—$15.00	919,900	5.48	$14.73	904,400	$14.73
$16.69—$16.88	652,378	6.77	$16.86	679,787	$16.86
$17.38—$17.56	333,490	6.96	$17.38	333,490	$17.38
$19.63—$19.69	1,470,284	7.84	$19.69	915,310	$19.69
$20.00—$21.44	134,800	7.03	$20.94	79,318	$20.96
$22.44	6,666	7.51	$22.44	—	$0.00
$23.32—$23.64	40,163	1.11	$23.52	27,578	$23.51
$24.13—$24.94	183,700	4.69	$24.54	183,367	$24.54
$25.10—$26.09	14,134	3.28	$26.06	14,134	$26.06
$26.30—$26.97	77,900	1.35	$26.80	76,567	$26.80
$27.00	25,000	8.24	$27.00	8,334	$27.00
$28.54—$29.82	90,188	8.70	$29.68	90,188	$29.68
$30.33	67,275	0.41	$30.33	67,275	$30.33
$55.39	5,094	6.17	$55.39	5,094	$55.39

	4,020,972	6.57	$18.86	3,384,842	$18.63

Explanatory Note:

(1)
Includes approximately 764,000 options which were granted, on a fully exercisable basis, in March 1998, and which are now held by an affiliate of SOFI IV. Beneficial interests in these options were subsequently regranted by that affiliate to employees of it and its affiliates, subject to vesting requirements. In the event that these employees forfeit such options, they revert to an affiliate of SOFI IV, which may regrant them at its discretion. As of March 31, 2003, approximately 466,000 of these options are outstanding and exercisable by the beneficial owners. Of this total, approximately 298,000 have been exercised as of March 31, 2003.

        In the third quarter 2002 (with retroactive application to the beginning of the calendar year), the Company adopted the fair value method for accounting for options issued to employees or directors, as allowed under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Accordingly, the Company recognizes a charge equal to the fair value of these options at the date of grant multiplied by the number of options issued. This charge will be amortized over the related remaining vesting terms to individual employees as additional compensation. There were no options issued during the three months ended March 31, 2003 and 2002.

        Prior to the third quarter 2002, the Company had elected to use the intrinsic method for accounting for options issued to employees or directors, as allowed under SFAS No. 123 and, accordingly, recognized no expense in connection with these options to the extent that the options' exercise prices equaled or exceeded the quoted prices of the Company's shares of Common Stock on the grant or investment dates. However, in connection with the acquisition of the Company's former external advisor, the Company recognized a deferred stock-based compensation charge of approximately $5.1 million. This deferred charge represents the difference between the Company's closing stock price on the date it acquired its former external advisor (which was $20.25), and the strike price of $14.72 per share (as adjusted) for the unvested portion of the options granted to the former external advisor's employees, who are now employees of the Company. This deferred charge is being amortized over the related remaining vesting terms to the individual employees as an additional expense under "General and administrative—stock-based compensation" on the Company's Consolidated Statements of Operations.

        If the Company's compensation costs had been determined using the fair value method of accounting for stock options issued under the Plan to employees and directors prescribed by SFAS No. 123 prior to 2002, the Company's net income for the three months ended March 31, 2003 and 2002, would have been reduced on a pro forma basis by approximately $24,000 and $47,000, respectively. This would not have significantly impacted the Company's earnings per share.

        The fair value of each significant option grant is estimated on the date of grant using the Black-Scholes model. Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

        During the three months ended March 31, 2003, the Company granted 35,700 restricted shares to employees that vest proportionately over three years on the anniversary date of the initial grant.

        During the year ended December 31, 2002, the Company granted 194,558 restricted shares to employees. Of these shares, 39,558 will vest proportionately over three years on the anniversary date of the initial grant. The balance of 155,000 restricted shares granted to several employees will vest on March 31, 2004 if: (1) the employee remains employed until that date; and (2) the 60-day average closing price of the Company's Common Stock equals or exceeds a set floor price as of such date. Dividends will be paid on the restricted shares as dividends are paid on shares of the Company's Common Stock. Assuming the shares become fully vested on March 31, 2004 and the market price of the stock is $29.17 (which was the market price of the Common Stock on March 31, 2003), the Company would incur a one-time charge to both net income and earning at that time equal to $4.5 million (the fair market value of the 155,000 shares at $29.17 per share). During the year ended December 31, 2002, the Company also granted 208,980 restricted shares to its Chief Financial Officer (see detailed information below).

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

        For accounting purposes, the Company measures compensation costs for these shares, not including the contingently issuable shares, as of the date of the grant and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the respective vesting period. Such amounts appear on the Company's Consolidated Statements of Operations under "General and administrative—stock-based compensation expense."

        During the year ended December 31, 2002, the Company entered into a three-year employment agreement with its new Chief Financial Officer. Under the agreement, the Chief Financial Officer receives an annual base salary of $225,000. She may also receive a bonus, which is targeted to be $325,000, subject to an annual review for upward or downward adjustment. In addition, the Company granted the Chief Financial Officer 108,980 contingently vested restricted stock awards. These awards become vested on December 31, 2005 if the executive's employment with the Company has not terminated before such date. Dividends will be paid on the restricted shares as dividends are paid on shares of the Company's Common Stock. For accounting purposes, the Company will take a total charge of approximately $3.0 million related to the restricted stock awards, which will be amortized over the period from November 6, 2002 through December 31, 2005. This charge is reflected on the Company's Consolidated Statements of Operations under "General and administrative—stock-based compensation."

        Further, the Company granted the Chief Financial Officer 100,000 restricted shares which vest in whole or in part if the Company's shareholders realize total rates of shareholder return (dividends since November 6, 2002 plus share price appreciation since January 2, 2003), achieved by the Company as of January 31, 2004. Vested shares would be subject to forfeiture if the executive's employment with the Company terminated under certain circumstances. Assuming the shares became fully vested on January 31, 2004 and the market price of the stock is $29.17 (which was the market price of the Common Stock on March 31, 2003), the Company would incur a one-time charge to both net income and earnings at that time equal to $2.9 million (the fair market value of the 100,000 shares at $29.17 per share). For accounting purposes, the employment arrangement described above is treated as a contingent, variable plan until January 31, 2004.

        During the year ended December 31, 2001, the Company entered into a three-year employment agreement with its Chief Executive Officer. Under the agreement, the Chief Executive Officer receives an annual base salary of $1.0 million. He may also receive a bonus, which is targeted to be an amount equal to his base salary, if the Company achieves certain performance targets set by the Compensation Committee. The bonus award may be increased or reduced from the target depending upon the degree to which the performance goals are exceeded or are not met, and may not exceed 200.00% of his base salary. The bonus is reduced by the amount of any dividends paid to the Chief Executive Officer in respect of phantom shares (described below) which are awarded to him and have contingently vested. The Chief Executive Officer received approximately $2.1 million in such dividends in 2002. As such, no additional bonus was paid. As part of this agreement, the Company confirmed a prior grant of 750,000 stock options made to the executive on March 2, 2001 with an exercise price of $19.69, which represented the market price at the date of the original contingent grant. However, because the grant required further approval by the Compensation Committee and the Board of Directors, no measurement date occurred for accounting purposes until such approvals were made, at which point the market price of the Company's Common Stock was $24.90. Accordingly, an aggregate charge of approximately $3.9 million is being recognized with respect to these options over the term of this agreement and is reflected on the Company's Consolidated Statements of Operations under "General and administrative—stock-based compensation." These options will vest in three equal installments of 250,000 shares in each January beginning in January 2002.

        The Company also granted the executive 2.0 million unvested phantom shares, each of which represents one share of the Company's Common Stock. These shares will vest in installments of 350,000 shares, 650,000 shares, 600,000 shares and 400,000 shares on a contingent basis if the 60-day average closing price of the Company's Common Stock achieves thresholds of $25.00, $30.00, $34.00 and $37.00, respectively. As of March 31, 2003, the $25.00 and $30.00 thresholds have been attained, and a total of 1.0 million of these shares have contingently vested. Assuming that the market price of the Common

Stock on March 31, 2004 is $29.17 (which was the market price of the Common Stock on March 31, 2003), the Company would incur a one-time charge to both net income and earnings in March 2004 equal to $29.2 million (the fair market value of the 1.0 million shares at $29.17 per share). Shares that have contingently vested generally will not become fully vested until March 2004, except upon certain termination or change of control events. Further, if the average stock price drops below certain specified levels for a 60-day period prior to such date, such phantom shares would not fully vest and would be forfeited. If the Company is not authorized to issue shares to the executive upon full vesting of the phantom shares, then the vesting will be settled through a cash payment based upon the market price of the Common Stock during a recent trading period. The executive will receive dividends on shares that have contingently or fully vested and have not been forfeited under the terms of the agreement, if and when the Company declares and pays dividends on its Common Stock. Because no shares have been issued, dividends received on these phantom shares, if any, will be reflected as compensation expense by the Company. For accounting purposes, this arrangement will be treated as a contingent, variable plan and no additional compensation expense will be recognized until the shares, in whole or in part, become irrevocably vested, whereupon the Company will reflect a charge equal to the then fair value of the shares irrevocably vested.

        In addition, during the year ended December 31, 2001, the Company entered into a three-year employment agreement with its former President. Under the agreement, in lieu of salary and bonus, the Company granted the executive 500,000 restricted shares. These shares became fully-vested on September 30, 2002 as a result of the Company achieving a 60.00% total shareholder rate of return (dividends plus share price appreciation) since January 1, 2001. Upon the restricted shares becoming fully vested, the Company withheld 250,000 of such shares from the executive to cover the tax obligations associated with the vesting of such shares. These shares are reflected as "Treasury stock" on the Company's Consolidated Statement of Changes in Shareholders' Equity. For accounting purposes, the employment arrangement described above was treated as a contingent, variable plan until the April 29, 2002 contingent vesting date. The Company incurred a total non-cash charge of approximately $15.0 million related to the vesting of the shares, recognized ratably over the period from April 29, 2002 through September 30, 2002.

        The executive received dividends on the share grant from the date of the agreement as and when the Company declared and paid dividends on its Common Stock. For financial statement purposes, such dividends were accounted for in a manner consistent with the Company's normal Common Stock dividends, as a reduction to retained earnings.

        Certain affiliates of SOFI IV and the Company's Chief Executive Officer have agreed to reimburse the Company for the value of restricted shares awarded to the former President in excess of 350,000 shares, net of tax benefits realized by the Company or its shareholders on account of compensation expense deductions. The reimbursement obligation arose once the restricted share award became fully vested on September 30, 2002. As of December 31, 2002, the Company's Chief Executive Officer fulfilled his reimbursement obligation through the delivery of shares of the Company's common stock owned by him. In the case of the SOFI IV affiliates, the reimbursement payment must be made through the delivery of approximately $2.4 million in cash or 131,250 shares of Common Stock. As of March 31, 2003, the SOFI IV affiliates have paid approximately $506,000 in cash. The approximately $1.9 million remaining balance of the SOFI IV affiliates' reimbursement obligation is due on or before March 31, 2004. These reimbursement payments are reflected as "Additional paid-in capital" on the Company's Consolidated Balance Sheets, and not as an offset to the non-cash charge referenced above.

High Performance Unit Program

        In May 2002, the Company's shareholders approved the iStar Financial High Performance Unit ("HPU") Program. The program, as more fully described in the Company's annual proxy statement dated April 8, 2002, is a performance-based employee compensation plan that only has material value to the participants if the Company provides superior returns to its shareholders. The program entitles the employee participants ("HPU holders") to receive cash distributions in the nature of common stock dividends if the total rate of return on the Company's Common Stock (share price appreciation plus dividends) exceeds certain performance levels.

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

        The total shareholder return for the valuation period under the 2002 plan was 21.94%, which exceeded both the fixed performance threshold of 10.00% and the industry index return of (5.83%). As a result of this superior performance, the participants in the 2002 plan are entitled to receive cash distributions equivalent to the amount of cash dividends payable on 819,254 shares of the Company's Common Stock, as and when such dividends are paid. Such dividend payments begin with the first quarter 2003 dividend. The Company will pay dividends on the 2002 plan shares in the same amount per share and on the same distribution dates that shares of the Company's Common Stock are paid. The Company has the right, but not the obligation, to repurchase at cost 50.00% of the interests earned by an employee in the 2002 plan if the employee breaches certain non-competition, non-solicitation and confidentiality covenants through January 1, 2005.

        A new 2005 plan has been established with a three-year valuation period ending December 31, 2005. Awards under the 2005 plan were approved on January 14, 2003. The 2005 plan has 5,000 shares of High Performance Common Stock with an aggregate initial purchase price of $573,000. The purchase price of the High Performance Common Stock was established by the Company's Board based upon, among other things, an independent valuation from a major securities firm. The provisions of the 2005 plan are substantially the same as the prior plans.

        The additional equity from the issuance of the High Performance Common Stock is recorded as a separate class of stock and included within shareholders' equity on the Company's balance sheet. Net income allocable to common shareholders will be reduced by the HPU holders' share of dividends paid and undistributed earnings, if any.

401(k) Plan

        Effective November 4, 1999, the Company implemented a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis between 2.00% and 15.00% of such participant's compensation. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50.00% of the first 10.00% of the participant's annual compensation. The Company made gross contributions of approximately $207,000 and $171,000 to the 401(k) Plan for the three months ended March 31, 2003 and 2002, respectively.

Note 11—Earnings Per Share

        The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three months ended March 31, 2003 and 2002, respectively (in thousands, except per share data):

	For the Three Months Ended March 31,
	2003	2002
Numerator:
Net income before (loss) income from discontinued operations and gain from discontinued operations	$67,814	$55,761
Preferred dividend requirements	(9,227)	(9,227)

Net income allocable to common shareholders before (loss) income from discontinued operations and gain from discontinued operations	58,587	46,534
(Loss) income from discontinued operations	(125)	1,350
Gain from discontinued operations	264	—

Net income allocable to common shareholders and HPU holders(1)	$58,726	$47,884

Denominator:
Weighted average common shares outstanding for basic earnings per common share	98,472	87,724
Add: effect of assumed shares issued under treasury stock method for stock options and restricted shares	1,549	1,617
Add: effect of contingent shares	1,264	350

Weighted average common shares outstanding for diluted earnings per common share	101,285	89,691

Basic earnings per common share(2):
Net income allocable to common shareholders before (loss) income from discontinued operations and gain from discontinued operations	$0.59	$0.53
(Loss) income from discontinued operations	(0.00)	0.02
Gain from discontinued operations	0.00	0.00

Net income allocable to common shareholders	$0.59	$0.55

Diluted earnings per common share(2) (3):
Net income allocable to common shareholders before (loss) income from discontinued operations and gain from discontinued operations	$0.58	$0.52
(Loss) income from discontinued operations	(0.00)	0.01
Gain from discontinued operations	0.00	0.00

Net income allocable to common shareholders	$0.58	$0.53

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the three months ended March 31, 2003, net income used to calculate earnings per basic and diluted common share excludes $485 and $472 of net income allocable to HPU holders, respectively.

(3)
For the three months ended March 31, 2003, net income used to calculate earnings per diluted common share includes joint venture income of $39.

        In addition, there were approximately 163,000 and 220,000 stock options, 6.1 million and 6.1 million warrants and 298,000 and 373,000 joint venture shares that were antidilutive for the three months ended March 31, 2003 and 2002, respectively.

Note 12—Comprehensive Income

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. Total comprehensive income was $72.5 million and $65.3 million for the three months ended March 31, 2003 and 2002, respectively. The primary components of comprehensive income other than net income consist of amounts attributable to the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges and changes in the fair value of the Company's available-for-sale investments.

        For the three months ended March 31, 2003 and 2002, the change in fair market value of the Company's unrealized gains (losses) on available-for-sale investments and cash flow hedges was an increase of $4.6 million and $8.2 million, respectively, and was recorded as an adjustment to other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands):

	For the Three Months Ended March 31,
	2003	2002
Net income	$67,953	$57,111
Other comprehensive income:
Unrealized gains on available-for-sale investments	5,926	3,665
Unrealized gains (losses) on cash flow hedges	(1,375)	4,573

Comprehensive income	$72,504	$65,349

        Unrealized gains (losses) on available-for-sale investments and cash flow hedges are recorded as adjustments to shareholders' equity (through "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets), and are not included in adjusted earnings or net income unless realized.

        As of March 31, 2003 and December 31, 2002, accumulated other comprehensive income (losses) reflected in the Company's shareholders' equity is comprised of the following (in thousands):

	As of March 31, 2003	As of December 31, 2002
Unrealized gains on available-for-sale investments	$19,216	$13,290
Unrealized losses on cash flow hedges	(16,966)	(15,591)

Accumulated other comprehensive income (losses)	$2,250	$(2,301)

Note 13—Dividends

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

        On April 1, 2003, the Company declared a dividend of approximately $67.6 million, or $0.6625 per common share applicable to the three-month period ended March 31, 2003 and payable to shareholders of record on April 15, 2003. The Company also declared dividends aggregating $5.2 million, $1.2 million, $700,000 and $2.0 million, respectively, on its Series A, B, C and D preferred stock, respectively, for the three months ended March 31, 2003. There are no divided arrearages on any of the preferred shares currently outstanding.

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

        The 2002 High Performance Unit Program reached its valuation date on December 31, 2002. Based on the Company's 2002 total rate of return, the participants are entitled to receive cash dividends on 819,254 shares of the Company's stock. The Company will pay dividends on these units in the same amount per share and on the same distribution dates as shares of the Company's Common Stock. Such dividend payments will begin with the first quarter 2003 dividend and will reduce net income allocable to common shareholders when paid. Additionally, net income allocable to common shareholders will be reduced by the HPU holders' share of undistributed earnings, if any.

        The exact amount of future quarterly dividends to common shareholders will be determined by the Board of Directors based on the Company's actual and expected operations for the fiscal year and the Company's overall liquidity position.

Note 14—Segment Reporting

        Statement of Financial Accounting Standard No. 131 ("SFAS No. 131") establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders.

        The Company has two reportable segments: Real Estate Lending and Corporate Tenant Leasing. The Company does not have substantial foreign operations. The accounting policies of the segments are the same as those described in Note 3. The Company has no single customer that accounts for more than 3.95% of revenues (see Note 9 for other information regarding concentrations of credit risk).

        The Company evaluates performance based on the following financial measures for each segment:

	Real Estate Lending	Corporate Tenant Leasing	Corporate/Other(1)	Company Total
	(In thousands) (unaudited)
Three months ended March 31, 2003:
Total revenues(2):	$76,897	$65,833	$550	$143,280
Equity in (loss) earnings from joint ventures and unconsolidated subsidiaries:	—	1,029	(1,087)	(58)
Total operating and interest expense(3):	24,575	29,311	21,483	75,369
Net operating income(4):	52,322	37,551	(22,020)	67,853
As of March 31, 2003:
Total long-lived assets(5):	$3,247,631	$2,338,456	N/A	$5,586,087
Total assets:	3,334,215	2,485,997	54,147	5,874,359
Three months ended March 31, 2002:
Total revenues(2):	$63,868	$56,086	$(378)	$119,576
Equity in (loss) earnings from joint ventures and unconsolidated subsidiaries:	—	1,787	(990)	797
Total operating and interest expense(3):	21,576	22,869	20,127	64,572
Net operating income(4):	42,292	35,004	(21,495)	55,801
As of December 31, 2002:
Total long-lived assets(5):	$3,050,342	$2,291,805	N/A	$5,342,147
Total assets:	3,126,219	2,442,087	43,391	5,611,697

Explanatory Notes:

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

(3)
Total operating and interest expense represents provision for loan losses for the Real Estate Lending business and operating costs on corporate tenant lease assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. Interest expense on unsecured notes, general and administrative expense and general and administrative-stock-based compensation is included in Corporate and Other for all periods. Depreciation and amortization of $13,272 and $10,584 for the three months ended March 31 2003 and 2002, respectively, are included in the amounts presented above.

(4)
Net operating income represents net operating income before minority interest, (loss) income from discontinued operations and gain from discontinued operations. Net operating income excludes (loss) income from discontinued operations of $(125) and $1,350 for the three months ended March 31, 2003 and 2002, respectively.

(5)
Total long-lived assets is comprised of Loans and Other Lending Investments, net and Corporate Tenant Lease Assets, net, for each respective segment.

Note 15—Subsequent Events

        On May 8, 2003, the Company priced a private offering of asset-backed bonds under the Company's proprietary match funding program, (STARs). The STARs Series 2003-1 offered bonds consist of 11 classes of investment-grade securities and the Company expects to receive approximately $646 million of gross proceeds from the offering. The STARs Series 2003-1 bonds create match funded term financing for approximately $739 million of iStar Financial's structured finance and corporate tenant lease assets.

        The weighted average interest rate on the offered bonds, expressed on an all-floating rate basis, is approximately LIBOR + 47 basis points. The offering is expected to close on or about May 21, 2003 and is subject to customary closing conditions. The Company will use the net proceeds from the offering to repay outstanding borrowings under its credit facilities.

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

Results of Operations

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

        Interest income—Interest income increased by $17.5 million to $73.4 million for the three months ended March 31, 2003 from $55.9 million for the same period in 2002. This increase was primarily due to $23.4 million of interest income on new originations or additional fundings, net of a $9.3 million decrease from the repayment of loans and other lending investments. This increase was partially offset by a decrease in interest income on the Company's variable-rate lending investments as the result of lower average one-month LIBOR rates of 1.34% in 2003, compared to 1.85% in 2002.

        Operating lease income—Operating lease income increased by $10.5 million to $65.5 million for the three months ended March 31, 2003 from $55.0 million for the same period in 2002. Of this increase, $13.0 million was attributable to new corporate tenant lease investments. This increase was partially offset by lower operating lease income on certain corporate tenant lease assets.

        Other income—Other income generally consists of prepayment penalties and realized gains from the early repayment of loans and other lending investments, financial advisory and asset management fees, lease termination fees, mortgage servicing fees, loan participation payments and dividends on certain investments. During the three months ended March 31, 2003, other income included realized gains on loan repayments of $3.0 million, asset management, mortgage servicing and other fees of approximately $1.2 million, and other miscellaneous income such as dividend payments of $121,000.

        During the three months ended March 31, 2002, other income included financial advisory, lease termination, asset management and mortgage servicing fees of $6.8 million, prepayment penalties and gains on loan repayments of $1.6 million and loan participation payments of $115,000.

        Interest expense—For the three months ended March 31, 2003, interest expense increased by $6.3 million to $48.0 million from $41.7 million for the same period in 2002. This increase was primarily due to the higher average borrowings on the Company's debt obligations, term loans and secured notes, and by approximately $716,000 million due to additional amortization of deferred financing costs on the Company's debt obligations in 2003 compared to the same period in 2002. This increase was partially offset by lower average one-month LIBOR rates on the unhedged portion of the Company's variable-rate debt of 1.34% in 2003, compared to 1.85% in 2002.

        Operating costs—corporate tenant lease assets—For the three months ended March 31, 2003, operating costs increased by approximately $842,000 from $3.0 million to $3.9 million for the same period in 2002. This increase is primarily related to new corporate tenant lease investments and higher operating costs on certain corporate tenant lease assets.

        Depreciation and amortization—Depreciation and amortization increased by $2.7 million to $13.3 million for the three months ended March 31, 2003 from $10.6 million for the same period in 2002. This increase is primarily due to new corporate tenant lease investments.

        General and administrative—For the three months ended March 31, 2003, general and administrative expenses increased by $1.1 million to $7.7 million, compared to $6.6 million for the same period in 2002. This increase is primarily the result of an increase in personnel and related costs.

        General and administrative—stock-based compensation—General and administrative-stock-based compensation decreased by $88,000 for the three months ended March 31, 2003 compared to the same period in 2002.

        Provision for loan losses—The Company's charge for provision for loan losses remained unchanged at $1.8 million for the three months ended March 31, 2003 compared to the same period in 2002. As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, the Company has experienced minimal actual losses on its loan investments to date. The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company's assessment of general market conditions, the Company's internal risk management policies and credit risk rating system, industry loss experience, the Company's assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

        Equity in (loss) earnings from joint ventures and unconsolidated subsidiaries—For the three months ended March 31, 2003, equity in (loss) earnings from joint ventures and unconsolidated subsidiaries decreased by $855,000 to approximately ($58,000) from approximately $797,000 for the same period in 2002. This decrease is primarily due to the consolidation of one of the Company's corporate tenant lease joint venture investments.

        (Loss) income from discontinued operations—For the three months ended March 31, 2003, operating loss incurred by the Company on corporate tenant lease assets sold (prior to their sale) and assets held for sale was approximately $125,000. For the three months ended March 31, 2002, operating income earned by the Company on corporate tenant lease assets sold (prior to their sale) and assets held for sale was approximately $1.4 million. The income or loss from these assets is classified as "discontinued operations," even though such income or loss was recognized by the Company prior to the asset dispositions or classification as "held for sale".

        Gain from discontinued operations—During the three months ended March 31, 2003, the Company disposed of one corporate tenant lease asset for net proceeds of $4.0 million and recognized a gain of approximately $264,000.

        During the three months ended March 31, 2002, the Company did not incur any dispositions of corporate tenant lease assets.

Adjusted Earnings

        Adjusted earnings represents net income to common shareholders and HPU holders computed in accordance with GAAP, before depreciation, amortization, gain (loss) from discontinued operations, extraordinary items and cumulative effect of change in accounting principle. Adjustments for unconsolidated partnerships and joint ventures reflect the Company's share of adjusted earnings calculated on the same basis.

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

	For the Three Months Ended March 31,
	2003	2002
	(Unaudited) (In thousands)
Adjusted earnings:
Net income allocable to common shareholders and HPU holders(1)	$58,726	$47,884
Add: Joint venture income	249	249
Add: Depreciation	13,272	10,653
Add: Joint venture depreciation and amortization	1,012	1,217
Add: Amortization of deferred financing costs	6,451	5,735
Less: Gains from discontinued operations	(264)	—

Adjusted diluted earnings allocable to common shareholders and HPU holders(1)	$79,446	$65,738

Weighted average diluted common shares outstanding	101,582	90,063

Explanatory Note:

(1)
For the three months ended March 31, 2003 and 2002, dilutive adjusted earnings allocable to common shareholders and HPU holders includes $636 and $0, respectively, of adjusted earnings allocable to HPU holders.

Risk Management

        First Dollar and Last Dollar Exposure—One component of the Company's risk management assessment is an analysis of the Company's first and last dollar loan-to-value percentage with respect to the properties or companies the Company finances. First dollar loan-to-value represents the weighted average beginning point for the Company's lending exposure in the aggregate capitalization of the underlying properties or companies it finances. Last dollar loan-to-value represents the weighted average ending point for the Company's lending exposure in the aggregate capitalization of the underlying properties or companies it finances.

        Non-Accrual Loans—The Company transfers loans to non-accrual status at such time as: (1) management believes that the potential risk exists that scheduled debt service payments will not be met within the coming 12 months; (2) the loans become 90 days delinquent; (3) management determines the borrower is incapable of, or ceased efforts toward, curing the cause of an impairment; or (4) the net realizable value of the loan's underlying collateral approximates the Company's carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. As of March 31, 2003, the Company had three assets on non-accrual status with an aggregate gross book value of $11.1 million, or 0.20% of the gross book value of the Company's investments. The Company is currently comfortable that it has adequate collateral to support the book values of the assets.

        One of the three non-accrual loans is a $3.4 million partnership loan on two shopping malls located in the suburbs of Washington, D.C. This investment was part of a larger loan originally made by affiliates of Lazard Freres prior to the Company's acquisition of Lazard's structured finance portfolio in 1998. The loan matures in September 2003 and bears interest at 12.00%. The Company received cash payments equal to the interest due on the loan during the three months ended March 31, 2003, together with additional cash payments applied to principal and the borrower remains current on its obligations to the Company. However, the Company anticipates that this loan will remain on non-accrual status for the foreseeable future.

        The second non-accrual loan is a partnership loan with a balance of $5.7 million as of March 31, 2003. The loan is presently secured by partnership interests in two partnerships owning facilities in Colorado leased to the U.S. Government. The Company made the loan in anticipation of buying the facilities upon their completion. The loan matured on March 29, 2003 and bears interest at LIBOR + 3.50%, with a LIBOR floor of 3.00%. In February 2003 the borrower breached certain technical provisions of the loan documents, constituting a technical event of default. In April 2003, the Company received a $1.2 million principal paydown. The borrower remains current on its regular interest obligations to the Company. However, as a result of the technical default and the uncertainty surrounding the timing of the completion, and the sale or refinancing of the facilities, the loan has been placed on non-accrual status.

        The third non-accrual loan is a $2.0 million investment in convertible debt securities of a real estate company which trades on the Mexican Stock Exchange. This investment was made by TriNet prior to its acquisition by the Company in 1999. The securities bear interest at 12.00% per annum payable in arrears in December of each year. In January 2003, the Company received cash payments equal to the interest due on the investment through December 4, 2002, and the borrower remains current on its obligations to the Company. However, the Company anticipates that this investment will remain on non-accrual status for the foreseeable future.

        Watch List Assets—The Company conducts a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." As of March 31, 2003, the Company has five loans and two CTL investments that are on its credit watch list.

        In addition to the $5.7 million partnership loan mentioned above, the Company has four other loans on its credit watch list. The second watch list loan is a $40.9 million first mortgage secured by a hotel property in New York, New York. This mortgage matures on April 30, 2005 and bears interest at LIBOR + 4.50%. The borrower remains current on all of its debt service payments to the Company, and the Company is currently comfortable that it has adequate collateral to support the book value of the asset. However, due to poor operating performance exacerbated by the decline in the hotel market in the New York metropolitan area, this loan remains on the watch list.

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

        The fourth watch list loan is a $35.8 million junior interest in a $104.1 million first mortgage loan secured by a retail shopping mall in Chicago, Illinois. The whole loan bears interest at 8.88% and matures January 1, 2004. The mall's cash flow has been negatively impacted by the departure of one of four anchor tenants. The borrower is currently negotiating with one of the anchor tenants to occupy the vacant space. In addition, the borrower has a significant equity investment in the property (including approximately $15.0 million of additional equity invested in 2001), and remains current on all of its debt service payments to the Company. The Company believes that it has adequate collateral to support the book value of the asset.

        The fifth watch list loan is a $6.8 million subordinate trust certificate in a $27.4 million first mortgage secured by an office property in Louisville, Kentucky. The whole loan bears interest at 9.10% and matures in April, 2005. The property is experiencing near-term tenant rollover in a soft local real estate market. However, the Company's last dollar exposure is significantly below replacement cost, and the loan remains current through March 31, 2003. The Company believes that it has adequate collateral to support the book value of the asset.

        The Company also has two CTL investments on its credit watch list. In January 2002, a customer occupying two office facilities owned by the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The customer utilizes these facilities as the U.S. headquarters for one of its major business lines. Since its bankruptcy filing, the customer has consolidated its space needs into the larger of the two facilities, including approximately 150 of its employees from other area locations. The customer has also invested approximately $3.0 million of its own capital in the facilities. In December 2002, the bankruptcy court approved a plan of reorganization. As part of the reorganization, the customer attempted to affirm the lease on the larger facility and terminate the lease on the smaller facility. Due to certain provisions of the lease, and the fact that the two leases are cross-defaulted, the Company believes the customer's affirmation of the larger facility lease is also an affirmation of the smaller facility. The customer remains current on the larger facility's lease payment to the Company, but has withheld its lease payment since March 26, 2003 on the smaller facility pending final resolution by the bankruptcy court. Therefore, the smaller facility (with a net carrying value of $3.5 million at March 31, 2003) remains on the Company's watch list.

        The second CTL investment on the Company's watch list is an investment in a corporate tenant lease asset held in a joint venture located in Milpitas, California. The facility's primary tenant is experiencing financial uncertainty. As of March 31, 2003, the Company's equity investment in the venture was $12.5 million and the Company's share of income from this equity investment for the three months ended March 31, 2003 was $438,000.

        Other Loans—As of March 31, 2003, the Company had a $15.2 million second mortgage on a Class A office building in Washington, D.C. which had paid debt service two months in arrears since December 2002. On April 8, 2003, the borrower prepaid the loan together with a prepayment premium of $1.3 million. The loan had a regularly scheduled maturity date in October 2005.

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

        The following table outlines the contractual obligations related to the Company's long-term debt agreements and operating lease obligations as of March 31, 2003. There are no other long-term liabilities of the Company that would constitute a contractual obligation.

		Principal Payments Due By Period(1)
	Total	Less Than 1 Year	2-3 Years	4-5 Years	6-10 Years	After 10 Years
		(In thousands)
Long-Term Debt Obligations:
Secured revolving credit facilities	$1,501,827	—	$1,017,556	$484,271	—	—
Unsecured revolving credit facilities	—	—	—	—	—	—
Secured term loans	680,914	—	141,868	245,945	240,560	52,541
iStar Asset Receivables secured notes(2)	820,650	—	180,976	—	639,674	—
Unsecured notes	650,000	—	—	200,000	350,000	100,000
Other debt obligations	40,357	40,357	—	—	—	—

Total	3,693,748	40,357	1,340,400	930,216	1,230,234	152,541
Operating Lease Obligations:(3)	17,608	2,908	5,467	5,353	3,880	—

Total	$3,711,356	$43,265	$1,345,867	$935,569	$1,234,114	$152,541

Explanatory Notes:

(1)
Assumes exercise of extensions on the Company's long-term debt obligations to the extent such extensions are at the Company's option.

(2)
Based on expected proceeds from principal payments received on loan assets collateralizing such notes.

(3)
The Company also has a $1.0 million letter of credit outstanding as security for its primary corporate office lease.

        The Company has four LIBOR-based secured revolving credit facilities with an aggregate maximum availability of $2.4 billion, of which $1.5 billion was drawn as of March 31, 2003 (see Note 7 to the

Company's Consolidated Financial Statements). Availability under these facilities is based on collateral provided under a borrowing base calculation. At March 31, 2003, the Company also had an unsecured credit facility totaling $300.0 million which bears interest at LIBOR + 2.125% per annum and matures in July 2004, including a one-year extension at the Company's option. At March 31, 2003, the Company had not drawn any amounts under this facility.

        Recent Financing Activities—On March 14, 2003, the Company remarketed the 6.75% Dealer Remarketable Securities of its leasing subsidiary by acquiring and retiring those securities and by issuing $150.0 million of 7.00% Senior Notes due 2008. The covenants in the Senior Notes due 2008 are substantially identical to the covenants contained in the Company's 8.75% Notes. Subsequent to March 31, 2003, the Company issued an additional $35.0 million of Senior Notes bringing the aggregate principal of the Senior Notes to $185.0 million. The additional $35.0 million add-on notes have identical terms to the Senior Notes issued on March 14, 2003, but were issued at 102.75% of their principal amount to yield 6.34% per annum.

        On January 27, 2003, the Company extended the maturity on one of its $700.0 million secured facilities to January 2007, which includes a one-year "term-out" at the Company's option.

        On December 11, 2002, the Company closed a $61.5 million term loan financing with a leading financial institution. The proceeds were used to fund a portion of an $82.1 million CTL investment. The non-recourse loan is fixed rate and bears interest at 6.412%, has a maturity date of December 2012 and amortizes over a 30-year schedule.

        On September 30, 2002, the Company closed a $500.0 million secured revolving credit facility with a leading financial institution. The facility has a three-year term and bears interest at LIBOR + 1.50% to 2.25%, depending upon the collateral contributed to the borrowing base. The facility accepts a broad range of structured finance and corporate tenant assets and has a final maturity date of September 2005.

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

        On July 27, 2001, the Company completed a $300.0 million unsecured revolving credit facility with a group of leading financial institutions. The facility has an initial maturity of July 2003, with a one-year extension at the Company's option and another one-year extension at the lenders' option. This facility replaces two prior credit facilities maturing in 2002 and 2003, and bears interest at LIBOR + 2.125%.

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

        On January 11, 2001, the Company closed a $700.0 million secured revolving credit facility which is led by a major commercial bank. The facility has a three-year primary term and one-year "term-out" extension option, and bears interest at LIBOR + 1.40% to 2.15%, depending upon the collateral contributed to the borrowing base. This facility accepts a broad range of structured finance assets and has a final maturity of January 2005. Subsequent to March 31, 2003, the Company extended the final maturity on this facility to January 2007.

        Hedging Activities—The Company has variable-rate lending assets and variable-rate debt obligations. These assets and liabilities create a natural hedge against changes in variable interest rates. This means that as interest rates increase, the Company earns more on its variable-rate lending assets and pays more on its variable-rate debt obligations and, conversely, as interest rates decrease, the Company earns less on its variable-rate lending assets and pays less on its variable-rate debt obligations. When the amount of the Company's variable-rate debt obligations exceeds the amount of its variable-rate lending assets, the Company utilizes derivative instruments to limit the impact of changing interest rates on its net income. The Company does not use derivative instruments to hedge assets or for speculative purposes. The derivative instruments the Company uses are typically in the form of interest rate swaps and interest rate caps. Interest rate swaps effectively change variable-rate debt obligations to fixed-rate debt obligations. Interest rate caps effectively limit the maximum interest rate on variable-rate debt obligations.

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

        The Company has entered into the following cash flow hedges that are outstanding as of March 31, 2003. The net value associated with these hedges is reflected on the Company's Consolidated Balance Sheets (in thousands).

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date		Maturity Date	Estimated Value at March 31, 2003
Pay-Fixed Swap	$125,000	7.058%	6/15/00		6/25/03	$(1,855)
Pay-Fixed Swap	125,000	7.055%	6/15/00		6/25/03	(1,855)
Pay-Fixed Swap	75,000	5.580%	11/4/99	(1)	12/1/04	(5,388)
Pay-Fixed Swap	125,000	2.885%	1/23/03		6/25/06	(1,698)
Pay-Fixed Swap	125,000	2.885%	2/11/03		6/25/06	(1,523)
Pay-Floating Swap	100,000	3.878%	11/27/02		8/15/08	3,328
Pay-Floating Swap	50,000	3.810%	11/27/02		8/15/08	1,491
LIBOR Cap	345,000	8.000%	5/22/02		5/28/14	10,062
LIBOR Cap	75,000	7.750%	11/4/99	(1)	12/1/04	3
LIBOR Cap	35,000	7.750%	11/4/99	(1)	12/1/04	1

Total Estimated Value						$2,566

Explanatory Note:

(1)
Acquired in connection with the TriNet Acquisition (see Note 1 to the Company's Consolidated Financial Statements).

        Between January 1, 2002 and March 31, 2003, the Company had no cash flow hedges that expired or settled.

        During the three months ended March 31, 2003 the Company entered into two $125.0 million forward starting swaps. These pay-fixed swaps become effective in June 2003 and will replace the two $125.0 million pay-fixed swaps that expire on June 25, 2003. The two new pay-fixed swaps have a three year term and expire on June 25, 2006.

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

        In connection with a portion of the Company's fixed-rate corporate bonds, the Company entered into two pay-floating interest rate swaps struck at 3.8775% and 3.81% and in the notional amounts of $100.0 million and $50.0 million, respectively. The Company pays one-month LIBOR and receives the stated fixed rate in return. These swaps mitigate the risk of changes in the fair value of $150.0 million of the Company's fixed-rate corporate bonds attributable to changes in LIBOR. For accounting purposes, the difference between the fixed rate received and the LIBOR rate paid on the notional amount of the swap is recorded as "Interest expense" on the Company's Consolidated Statements of Operations. In addition, the Company adjusts the value of the swap to its fair value and adjusts the carrying amount of the hedged liability by an offsetting amount on a quarterly basis.

        Certain of the Company's CTL joint ventures, have hedging activities which are more fully described in Note 6 to the Company's Consolidated Financial Statements.

        Off-Balance Sheet Transactions—The Company is not dependent on the use of any off-balance sheet financing arrangements for liquidity. As of March 31, 2003, the Company had investments in three corporate tenant lease joint ventures accounted for under the equity method, which had total debt obligations outstanding of approximately $176.4 million. The Company's pro rata share of the ventures' third-party debt was approximately $77.2 million (see Note 6 to the Company's Consolidated Financial Statements). These ventures were formed for the purpose of operating, acquiring and in certain cases, developing corporate tenant lease facilities. The debt obligations of these joint ventures are non-recourse to the ventures and the Company and mature between fiscal years 2004 and 2011. As of March 31, 2003, the debt obligations consisted of six term loans bearing fixed rates per annum ranging from 7.61% to 8.43% and one variable-rate term loan with a rate of LIBOR + 1.25% per annum.

        The Company has certain discretionary and non-discretionary unfunded commitments related to its loans and other lending investments that it may need to, or choose to, fund in the future. Discretionary commitments are those under which the Company has sole discretion with respect to future funding. Non-discretionary commitments are those under which the Company is generally obligated to fund at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of March 31, 2003, the Company had 12 loans with unfunded commitments totaling $177.8 million, of which $77.2 million was discretionary and $100.6 million was non-discretionary.

        Ratings Triggers—On July 27, 2001, the Company completed a $300.0 million unsecured revolving credit facility with a group of leading financial institutions. The facility has an initial maturity of July 2003 with a one-year extension at the Company's option and another one-year extension at the lenders' option. This facility replaces two prior credit facilities maturing in 2002 and 2003, and bears interest at LIBOR + 2.125% per annum based on the Company's senior unsecured credit ratings of BB+ from S&P, Ba1 from Moody's and BBB- from Fitch Ratings. If the Company achieves a higher rating from either S&P or Moody's, the facility's interest rate will improve to LIBOR + 2.00% per annum. If the Company's credit rating is downgraded by any of the rating agencies (regardless of how far), the facility's interest rate will increase to LIBOR + 2.25% per annum. In the event the Company receives two credit ratings that are not equivalent, the spread over LIBOR shall be determined by the lower of the two such ratings. As of March 31, 2003, no amounts are outstanding on this facility. Accordingly, management does not believe any rating changes would have a material adverse impact on the Company's results of operations. There are no other ratings triggers in any of the Company's debt instruments or other operating or financial agreements.

        On July 30, 2002, the Company's senior unsecured credit rating was upgraded to an investment grade rating of BBB- from BB+ by Fitch Ratings. In addition, Moody's and S&P raised their ratings outlook for the Company's senior unsecured credit rating to "positive."

        Transactions with Related Parties—The Company has an investment in iStar Operating Inc. ("iStar Operating"), a taxable subsidiary that, through a wholly-owned subsidiary, services the Company's loans and certain loan portfolios owned by third parties. The Company owns all of the non-voting preferred stock and a 95.00% economic interest in iStar Operating. An affiliate of the Company's largest shareholder is the owner of all the voting common stock and a 5.00% economic interest in iStar Operating. As of March 31, 2003, there have never been any distributions to the common shareholder, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of iStar Operating at fair market value, which the Company believes to be nominal. In addition to the direct general and administrative costs of iStar Operating, the Company allocates a portion of its general overhead expenses to iStar Operating based on the number of employees at iStar Operating as a percentage of the Company's total employees.

        iStar Operating has elected to be treated as a taxable REIT subsidiary for purposes of maintaining compliance with the REIT provisions of the Code and is accounted for under the equity method for financial statement reporting purposes and is presented in "Investments in and advances to joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Balance Sheets. If it were consolidated with the Company for financial statement purposes, it would not have a material impact on the Company's operations. As of March 31, 2003, iStar Operating had no debt obligations.

        In addition, the Company has an investment in TMOC, an entity originally formed to make a $2.0 million investment in the convertible debt securities of a real estate company which trades on the Mexican Stock Exchange. This investment was made by TriNet prior to its acquisition by the Company in 1999. Prior to March 29, 2003, the Company owned 95.00% of the outstanding voting and non-voting common stock (representing 1.00% voting power and 95.00% of the economic interest) in TMOC. The owners of the remaining TMOC stock were two executives of the Company. On March 29, 2003, the Company purchased the remaining 5.00% interest from the executives for approximately $2,000, an amount that was equal to the carrying value and less than their original investment. As of March 31, 2003, TMOC is a wholly-owned subsidiary of the Company.

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

        DRIP Program—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three months ended March 31, 2003 and 2002, the Company issued a total of approximately 619,000 and 768,000 shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three months ended March 31, 2003 and 2002 were approximately $17.4 million and $20.4 million, respectively.

        Stock Repurchase Program—The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of December 31, 2001, the Company had repurchased a total of approximately 2.3 million shares, at an aggregate cost of approximately $40.7 million. The Company did not repurchase any shares under the stock repurchase program for the three months ended March 31, 2003 and for the year ended December 31, 2002.

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

        Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. During the three months ended March 31, 2003, management reviewed and evaluated its critical accounting policies as further disclosed in the Company's December 31, 2002 Form 10-K and believes them to be appropriate. The Company's accounting policies are described in Note 3 to the Company's Consolidated Financial Statements. The following are significant events relating to critical accounting policies during the three months ended March 31, 2003:

        Executive Compensation—The Company's accounting policies generally provide cash compensation to be estimated and recognized over the period of service. With respect to stock-based compensation arrangements, as of July 1, 2002 (with retroactive application to the beginning of the calendar year), the Company has adopted the fair value method allowed under SFAS No. 123 on a prospective basis, which values options on the date of grant and recognizes an expense equal to the fair value of the option multiplied by the number of options granted over the related service period. Prior to the third quarter 2002, the Company elected to use APB 25 accounting, which measured the compensation charges based on the intrinsic value of such securities when they become fixed and determinable, and recognized such expense over the related service period. These arrangements are often complex and generally structured to align the interests of management with those of the Company's shareholders. See Note 10 to the Company's Consolidated Financial Statements for a detailed discussion of such arrangements and the related accounting effects.

        During 2001, the Company entered into three-year employment agreements with its Chief Executive Officer and its President. In addition, during 2002 the Company entered into a three-year employment agreement with its Chief Financial Officer. See Note 10 to the Company's Consolidated Financial Statements for a more detailed description of these employment agreements.

        The following is a hypothetical illustration of the effects on the Company's net income and adjusted earnings of the full vesting of phantom units under the employment agreement with the Chief Executive Officer. During the three months ended March 31, 2003, 1.0 million of the phantom shares awarded to the Chief Executive Officer were contingently vested. Absent an earlier change of control or termination of employment, these 1,000,000 shares will not become fully vested until March 31, 2004. Assuming that the market price of the Common Stock on March 31, 2004 is $29.17 (which was the market price of the Common Stock on March 31, 2003), the Company would incur a one-time charge to both net income and earnings at that time equal to $29.2 million (the fair market value of the 1,000,000 shares at $29.17 per share).

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

New Accounting Standards

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an interpretation of ARB 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE"), and how to determine when and which business enterprise should consolidate a VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements took effect immediately and were required for all financial statements initially issued after January 31, 2003. Immediate consolidation is required for VIEs entered into or modified after February 1, 2003 in which the Company is deemed the primary beneficiary. For VIEs in which the Company entered into prior to February 1, 2003 consolidation will be required by the Company effective with the Company's third quarter 2003 reporting. The adoption of the additional consolidation provisions of FIN 46 is not expected to have a material impact on the Company's financial statements.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of FASB Statement No. 123 ("SFAS No. 123"). This statement provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation. However, this Statement does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, description of transition method utilized and the effect of the method used on reported results. The Company adopted SFAS No. 148 with retroactive application to grants made subsequent to January 1, 2002 with no material effect on the Company's Consolidated Financial Statements.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statement of Financial Accounting Standards No. 5 ("SFAS No. 5"), "Accounting for Contingencies," Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" and rescinds FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS No. 5." It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless if the Company receives separately identifiable consideration (i.e., a premium). The disclosure requirements are effective December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's Consolidated Financial Statements, nor is it expected to have a material impact in the future.

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

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Exit or Disposal Activities," to address significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes: (1) costs related to terminating a contract that is not a capital lease; and (2) termination benefits received by employees involuntarily terminated under the terms of a one-time benefit arrangement that is not an on-going benefit arrangement or an individual deferred-compensation contract. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS 146 on December 31, 2002, as required, and it did not have a material effect on the Company's Consolidated Financial Statement.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both FASB Statements No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, FASB Statement No. 64 ("SFAS No. 64"), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"; however, due to the nature of the Company's operations, such treatment may not be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted the provisions of this statement, as required, on January 1, 2003 and it did not have a significant financial impact on the Company.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 requires that current operations prior to the disposition of corporate tenant lease assets and prior period results of such operations be presented in discontinued operations in the Company's Consolidated Statements of Operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year. The Company adopted the provisions of this statement on January 1, 2002, as required, and it did not have a significant financial impact on the Company.

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

Item 4.    Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company has formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. The disclosure committee reports directly to the Company's Chief Executive Officer and Chief Financial Officer. The Chief Financial Officer is currently a member of the disclosure committee.

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

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date that the Company carried out its evaluation

PART II

ITEM 1.    LEGAL PROCEEDINGS

        None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  a.
  Exhibits

    4.1 Registration Rights Agreement dated March 24, 2003 between iStar Financial Inc. and Teachers Insurance and Annuity Association of America.

  b.
  Reports on Form 8-K

    On March 5, 2003, a Current Report on Form 8-K was filed that included a supplemental investor presentation.

    On March 12, 2003, a Current Report on Form 8-K was filed in order to file the underwriting agreement in connection with the offering of the Company's 7.0% Senior Notes due 2008.

    On March 17, 2003, a Current Report on Form 8-K was filed in order to file exhibits in connection with the offering of the Company's 7.0% Senior Notes due 2008.

    On March 28, 2003, a Current Report on Form 8-K was filed that included the certification of the Company's chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSTAR FINANCIAL INC. Registrant
Date: May 14, 2003	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer
Date: May 14, 2003	/s/ CATHERINE D. RICE Catherine D. Rice Chief Financial Officer

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

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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
  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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
  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ JAY SUGARMAN
	Name:	Jay Sugarman
	Title:	Chief Executive Officer

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

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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
  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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
  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ CATHERINE D. RICE
	Name:	Catherine D. Rice
	Title:	Chief Financial Officer

QuickLinks

Index to Form 10–Q
PART I. CONSOLIDATED FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
iStar Financial Inc. Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 4. Controls and Procedures
PART II
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS