Form 10-Q
period 2003-06-30
ISTAR FINANCIAL INC
filed 2003-08-14
CIK 1095651

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
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

        As of August 8, 2003, there were 100,492,916 shares of common stock of iStar Financial Inc. $0.001/par value per share outstanding ("Common Stock").

iStar Financial Inc.

Index to Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	As of June 30, 2003	As of December 31, 2002
ASSETS
Loans and other lending investments, net	$3,409,989	$3,050,342
Corporate tenant lease assets, net	2,332,499	2,291,805
Investments in and advances to joint ventures and unconsolidated subsidiaries	30,658	30,611
Assets held for sale	24,800	28,501
Cash and cash equivalents	55,115	15,934
Restricted cash	53,884	40,211
Accrued interest and operating lease income receivable	27,321	26,804
Deferred operating lease income receivable	43,893	36,739
Deferred expenses and other assets	147,295	90,750

Total assets	$6,125,454	$5,611,697

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$122,678	$117,001
Dividends payable	5,225	5,225
Debt obligations	3,842,856	3,461,590

Total liabilities	3,970,759	3,583,816

Commitments and contingencies	—	—
Minority interest in consolidated entities	2,581	2,581
Shareholders' equity:
Series A Preferred Stock, $0.001 par value, liquidation preference $50.00 per share, 4,400 shares issued and outstanding at June 30, 2003 and December 31, 2002	4	4
Series B Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 2,000 shares issued and outstanding at June 30, 2003 and December 31, 2002	2	2
Series C Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 1,300 shares issued and outstanding at June 30, 2003 and December 31, 2002	1	1
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at June 30, 2003 and December 31, 2002	4	4
High Performance Units	5,096	1,359
Common Stock, $0.001 par value, 200,000 shares authorized, 100,300 and 98,114 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	100	98
Warrants and options	20,520	20,322
Additional paid-in capital	2,340,249	2,281,636
Retained earnings (deficit)	(174,937)	(227,769)
Accumulated other comprehensive income (losses) (See Note 12)	9,131	(2,301)
Treasury stock (at cost)	(48,056)	(48,056)

Total shareholders' equity	2,152,114	2,025,300

Total liabilities and shareholders' equity	$6,125,454	$5,611,697

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002*	2003	2002*
Revenue:
Interest income	$74,079	$64,395	$147,506	$120,271
Operating lease income	66,971	58,680	132,495	113,654
Other income	8,440	7,716	12,769	16,441

Total revenue	149,490	130,791	292,770	250,366

Costs and expenses:
Interest expense	50,191	46,775	98,171	88,464
Operating costs—corporate tenant lease assets	3,898	2,971	7,758	5,992
Depreciation and amortization	13,711	11,610	26,983	22,194
General and administrative	9,038	8,144	16,719	14,761
General and administrative—stock-based compensation expense	866	6,908	1,689	7,820
Provision for loan losses	1,750	2,000	3,500	3,750
Loss on early extinguishment of debt	—	12,166	—	12,166

Total costs and expenses	79,454	90,574	154,820	155,147

Net income before equity in earnings from joint ventures and unconsolidated subsidiaries, minority interest and other items	70,036	40,217	137,950	95,219
Equity in (loss) earnings from joint ventures and unconsolidated subsidiaries	(100)	418	(158)	1,216
Minority interest in consolidated entities	(40)	(41)	(79)	(81)

Net income from continuing operations	69,896	40,594	137,713	96,354
(Loss) income from discontinued operations	(150)	1,324	(278)	2,674
Gain from discontinued operations	—	595	264	595

Net income	69,746	42,513	137,699	99,623
Preferred dividend requirements	(9,227)	(9,227)	(18,454)	(18,454)

Net income allocable to common shareholders and HPU holders(1)	$60,519	$33,286	$119,245	$81,169

Basic earnings per common share(2)	$0.60	$0.38	$1.20	$0.92

Diluted earnings per common share(2)(3)	$0.59	$0.36	$1.16	$0.89

*
Reclassified to conform to 2003 presentation.

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the three months ended June 30, 2003, net income used to calculate earnings per basic and diluted common share excludes $494 and $481 of net income allocable to HPU holders, respectively. For the six months ended June 30, 2003, net income used to calculate earnings per basic and diluted common share excludes $979 and $952 of net income allocable to HPU holders, respectively.

(3)
For the three and six months ended June 30, 2003, net income used to calculate earnings per diluted common share includes joint venture income of $40 and $79, respectively.

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.
Consolidated Statement of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	High Performance Units	Common Stock at Par	Warrants and Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total
Balance at December 31, 2002	$4	$2	$1	$4	$1,359	$98	$20,322	$2,281,636	$(227,769)	$(2,301)	$(48,056)	$2,025,300
Exercise of options	—	—	—	—	—	—	198	14,861	—	—	—	15,059
Dividends declared—preferred	—	—	—	—	—	—	—	165	(18,454)	—	—	(18,289)
Dividends declared—HPUs	—	—	—	—	—	—	—	—	(536)	—	—	(536)
Dividends declared—common	—	—	—	—	—	—	—	—	(65,877)	—	—	(65,877)
Restricted stock units granted to employees	—	—	—	—	—	—	—	571	—	—	—	571
Options granted to employees	—	—	—	—	—	—	—	82	—	—	—	82
High performance units sold to employees	—	—	—	—	3,737	—	—	—	—	—	—	3,737
Issuance of stock—DRIP/Stock purchase plan	—	—	—	—	—	2	—	42,934	—	—	—	42,936
Net income for the period	—	—	—	—	—	—	—	—	137,699	—	—	137,699
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	11,432	—	11,432

Balance at June 30, 2003	$4	$2	$1	$4	$5,096	$100	$20,520	$2,340,249	$(174,937)	$9,131	$(48,056)	$2,152,114

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002*	2003	2002*
Cash flows from operating activities:
Net income	$69,746	$42,513	$137,699	$99,623
Adjustments to reconcile net income to cash flows provided by operating activities:
Minority interest in consolidated entities	40	41	79	81
Non-cash expense for stock-based compensation	904	6,908	1,765	7,820
Depreciation and amortization	20,668	25,855	40,391	42,172
Depreciation and amortization from discontinued operations	—	60	—	129
Amortization of discounts/premiums, deferred interest and costs on lending investments	(12,852)	(7,248)	(25,342)	(12,620)
Discounts, loan fees and deferred interest received	6,643	2,895	10,729	9,041
Equity in (loss) earnings from joint ventures and unconsolidated subsidiaries	100	(418)	158	(1,216)
Distributions from operations of joint ventures	618	1,098	2,551	4,548
Prepayment penalty on early extinguishment of debt	—	3,950	—	3,950
Deferred operating lease income receivable	(3,622)	(4,358)	(7,211)	(8,185)
Gain from discontinued operations	—	(595)	(264)	(595)
Provision for loan losses	1,750	2,000	3,500	3,750
Change in investments in and advances to joint ventures and unconsolidated subsidiaries	(1,032)	—	(2,877)	—
Changes in assets and liabilities:
(Increase) decrease in accrued interest and operating lease income receivable	(1,612)	(3,061)	(1,893)	(2,605)
(Increase) decrease in deferred expenses and other assets	(23,300)	3,031	(30,603)	(1,089)
Increase in accounts payable, accrued expenses and other liabilities	27,416	20,269	8,785	15,611

Cash flows provided by operating activities	85,467	92,940	137,467	160,415

Cash flows from investing activities:
New investment originations	(466,126)	(689,491)	(813,314)	(1,099,737)
Add-on fundings under existing loan commitments	(13,919)	(7,421)	(21,141)	(15,504)
Net proceeds from sale of corporate tenant lease assets	—	3,702	3,965	3,702
Repayments of and principal collections on loans and other lending investments	325,054	112,437	437,392	275,816
Investments in and advances to unconsolidated joint ventures	—	—	—	(127)
Capital improvements for build-to-suit projects	—	(244)	—	(953)
Capital improvement projects on corporate tenant lease assets	(522)	(121)	(636)	(1,088)
Other capital expenditures on corporate tenant lease assets	(3,329)	(1,320)	(4,225)	(2,195)

Cash flows used in investing activities	(158,842)	(582,458)	(397,959)	(840,086)

Cash flows from financing activities:
Borrowings under revolving credit facilities	466,074	1,397,239	806,077	1,759,207
Repayments under revolving credit facilities	(854,737)	(1,267,640)	(966,668)	(1,441,940)
Borrowings under term loans	50,000	19,369	50,000	53,562
Repayments under term loans	(51,889)	(1,200)	(53,826)	(14,967)
Borrowings under unsecured bond offerings	35,268	—	39,747	—
Borrowings under repurchase agreements	331	—	24,727	—
Borrowings under secured bond offerings	645,822	885,079	645,822	885,079
Repayments under secured bond offerings	(108,709)	(448,717)	(164,427)	(464,252)
Borrowings under other debt obligations	—	48	—	48
Repayments under other debt obligations	—	(65)	—	(1,301)
Increase in restricted cash held in connection with debt obligations	(8,441)	(1,542)	(13,672)	(13,392)
Prepayment penalty on early extinguishment of debt	—	(3,950)	—	(3,950)
Payments for deferred financing costs	(16,381)	(30,743)	(29,795)	(36,402)
Distributions to minority interest in consolidated entities	(39)	(111)	(79)	(151)
Common dividends paid	(65,877)	(56,063)	(65,877)	(56,063)
Preferred dividends paid	(9,145)	(9,145)	(18,289)	(18,289)
Dividends on HPUs	(536)	—	(536)	—
HPUs issued	3,737	—	3,737	—
Proceeds from exercise of options and issuance of DRIP/Stock purchase shares	29,737	16,281	42,732	35,150

Cash flows provided by financing activities	115,215	498,840	299,673	682,339

Increase in cash and cash equivalents	41,840	9,322	39,181	2,668
Cash and cash equivalents at beginning of period	13,275	9,016	15,934	15,670

Cash and cash equivalents at end of period	$55,115	$18,338	$55,115	$18,338

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$31,552	$29,187	$84,147	$75,813

*
Reclassified to conform to 2003 presentation.

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Notes to Consolidated Financial Statements

Note 1—Business and Organization

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

        The Company's primary product lines include:

  •
  Structured Finance. The Company provides senior and subordinated loans that typically range in size from $20 million to $100 million to borrowers holding high-quality real estate. These loans may be either fixed or variable rate and are structured to meet the specific financing needs of the borrowers, including the acquisition or financing of large, high-quality real estate. The Company offers borrowers a wide range of structured finance options, including first mortgages, second mortgages, partnership loans, participating debt and interim facilities. The Company's structured finance transactions have maturities generally ranging from three to ten years. As of June 30, 2003, based on gross carrying values, the Company's structured finance assets represented 28.55% of its assets.

  •
  Portfolio Finance. The Company provides funding to regional and national borrowers who own multiple facilities in geographically diverse portfolios. Loans are cross-collateralized to give the Company the benefit of all available collateral and underwritten to recognize inherent portfolio diversification. Property types include multifamily, suburban office, hotels and other property types where individual property values are less than $20 million on average. Loan terms are structured to meet the specific requirements of the borrower and typically range in size from $25 million to $150 million. The Company's portfolio finance transactions have maturities generally ranging from three to ten years. As of June 30, 2003, based on gross carrying values, the Company's portfolio finance assets represented 9.66% of its assets.

  •
  Corporate Finance. The Company provides senior and subordinated capital to corporations engaged in real estate or real estate-related businesses. Financings may be either secured or unsecured and typically range in size from $20 million to $150 million. The Company's corporate finance transactions have maturities generally ranging from five to ten years. As of June 30, 2003, based on gross carrying values, the Company's corporate finance assets represented 11.81% of its assets.

  •
  Loan Acquisition. The Company acquires whole loans and loan participations which present attractive risk-reward opportunities. Loans are generally acquired at a small discount to the principal balance outstanding. Loan acquisitions typically range in size from $5 million to $100 million and are collateralized by all major property types. The Company's loan acquisition transactions have maturities generally ranging from three to ten years. As of June 30, 2003, based on gross carrying values, the Company's loan acquisition assets represented 6.19% of its assets.

  •
  Corporate Tenant Leasing. The Company provides capital to corporations and borrowers who control facilities leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to be paid by the corporate tenant on a triple net lease basis. Corporate tenant lease transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of June 30, 2003, based on gross carrying values, the Company's corporate tenant lease assets represented 41.01% of its assets.

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

        In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's consolidated financial position at June 30, 2003 and December 31, 2002 and the results of its operations, changes in shareholders' equity and its cash flows for the three and six months ended June 30, 2003 and 2002, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

Note 3—Summary of Significant Accounting Policies

        Loans and other lending investments, net—As described in Note 4, "Loans and Other Lending Investments" includes the following investments: senior mortgages, subordinate mortgages, corporate/partnership loans, other lending investments-loans and other lending investments-securities. Management considers nearly all of its loan and other lending investments to be held-to-maturity, although a small number of investments may be classified as available-for-sale. Items classified as held-to-maturity are reflected at amortized historical cost. Items classified as available-for-sale are reported at fair values with unrealized gains and losses included in "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets, and are not included in the Company's net income.

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

        Capitalized interest—The Company capitalizes interest costs incurred during the construction period on qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. No interest was capitalized during the three months ended June 30, 2003 and 2002, and approximately $0 and $70,000 was capitalized during the six months ended June 30, 2003 and 2002, respectively.

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

        Revenue recognition—The Company's revenue recognition policies are as follows:

        Loans and other lending investments:    Management considers nearly all of its loans and other lending investments to be held-to-maturity, although a small number of investments may be classified as available-for-sale. The Company reflects held-to-maturity investments at amortized cost less allowance for loan losses, acquisition premiums or discounts, deferred loan fees and undisbursed loan funds. Unrealized gains and losses on available-for-sale investments are included in "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included in the Company's net income. On occasion, the Company may acquire loans at small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. If loans that were acquired at a premium or discount are prepaid, the Company immediately recognizes the unamortized premium or discount as a decrease or increase, respectively, in the prepayment gain or loss. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as a yield adjustment. Interest income is recognized using the effective interest method applied on a loan-by-loan basis.

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

        New accounting standards—In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The Company will adopt the provisions of this statement, as required, on July 1, 2003, and it is not expected to have a significant financial impact on the Company's Consolidated Financial Statements.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an interpretation of ARB 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE"), and how to determine when and which business enterprise should consolidate a VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements took effect immediately and were required for all financial statements initially issued or modified after January 31, 2003. Immediate consolidation is required for VIEs entered into or modified after February 1, 2003 in which the Company is deemed the primary beneficiary. For VIEs in which the Company entered into prior to February 1, 2003, consolidation will be required by the Company effective with the Company's third quarter 2003 reporting. The adoption of the additional consolidation provisions of FIN 46 is not expected to have a material impact on the Company's financial statements.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of FASB Statement No. 123 ("SFAS No. 123"). This statement provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation. However, this Statement does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-

based employee compensation, description of transition method utilized and the effect of the method used on reported results. The Company adopted SFAS No. 148 with retroactive application to grants made subsequent to January 1, 2002 with no material effect on the Company's Consolidated Financial Statements.

        SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock awards for the three and six months ended June 30, 2003 and 2002, respectively, are presented below (in thousands except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net income allocable to common shareholders and HPU holders, as reported(1)	$60,519	$33,286	$119,245	$81,169
Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(24)	(47)	(48)	(94)

Pro forma net income	$60,495	$33,239	$119,197	$81,075

Earnings per share:
Basic—as reported(2)	$0.60	$0.38	$1.20	$0.92
Basic—pro forma(2)	$0.60	$0.37	$1.20	$0.92
Diluted—as reported(2)(3)	$0.59	$0.36	$1.16	$0.89
Diluted—pro forma(2)(3)	$0.59	$0.36	$1.16	$0.89

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the three months ended June 30, 2003, net income used to calculate earnings per basic and diluted common share excludes $494 and $481 of net income allocable to HPU holders, respectively. For the six months ended June 30, 2003, net income used to calculate earnings per basic and diluted common share excludes $979 and $952 of net income allocable to HPU holders, respectively.

(3)
For the three and six months ended June 30, 2003, net income used to calculate earnings per diluted common share includes joint venture income of $40 and $79, respectively.

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

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both FASB Statements No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, FASB Statement No. 64 ("SFAS No. 64"), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"; however, due to the nature of the Company's operations, such treatment may not be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted the provisions of this statement, as required, on January 1, 2003. For the three and six months ended June 30, 2002, the Company reclassified $12.2 million from "Extraordinary loss from early extinguishment of debt" into "Loss on early extinguishment of debt" in continuing operations on the Company's Consolidated Statements of Operations.

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

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in business combinations and requires intangible assets to be recognized apart from goodwill if certain tests are met. SFAS No. 142 requires that goodwill not be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. The Company adopted the provisions of both statements for transactions initiated after June 30, 2001, as required, and the adoption did not have a significant impact on the Company.

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

Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments

        The following is a summary description of the Company's loans and other lending investments (in thousands)(1):

				Carrying Value as of
Type of Investment	Underlying Property Type	# of Borrowers In Class	Principal Balances Outstanding	June 30, 2003	December 31, 2002	Effective Maturity Dates	Contractual Interest Payment Rates(2)	Contractual Interest Accrual Rates(2)	Principal Amortization		Participation Features
Senior Mortgages	Office/Residential/ Retail/Industrial/ Conference Center/ Mixed Use/Hotel/ Entertainment/Other	35	$1,839,905	$1,804,748	$1,675,797	2004 to 2020	Fixed: 7.03% to 10.30% Variable: Libor + 1.50% to Libor + 6.50%	Fixed: 7.03% to 10.30% Variable: Libor + 1.50% to Libor + 6.50%	Yes	(3)	No
Subordinate Mortgages(4)	Office/Residential/ Retail/Mixed Use/ Hotel	24	719,672	718,813	629,486	2003 to 2013	Fixed: 7.00% to 15.00% Variable: Libor + 1.79% to Libor + 5.50%	Fixed: 7.32% to 17.00% Variable: Libor + 1.79% to Libor + 5.50%	Yes	(3)	No
Corporate/Partnership Loans	Office/Residential/ Retail/Mixed Use/ Hotel/Entertainment/ Other	24	522,577	497,616	441,028	2003 to 2013	Fixed: 7.33% to 15.00% Variable: Libor + 3.50% to Libor + 8.00%	Fixed: 7.33% to 17.50% Variable: Libor + 3.50% to Libor + 8.00%	Yes	(3)	Yes	(5)
Other Lending Investments—Loans	Office/Mixed Use	4	30,771	24,485	23,167	2006 to 2008	Fixed: 10.00% Variable: Libor + 4.75%	Fixed: 10.00% Variable: Libor + 4.75%	No		Yes	(5)
Other Lending Investments—Securities(6)	Residential/ Retail/Industrial/ Mixed Use/ Hotel/ Entertainment/Other	13	391,583	397,077	310,114	2003 to 2013	Fixed: 6.75% to 12.50% Variable: Libor + 3.88% to Libor + 8.27%	Fixed: 6.75% to 12.50% Variable: Libor +3.88% to Libor + 8.27%	Yes	(3)	No

Gross Carrying Value				$3,442,739	$3,079,592
Provision for Loan Losses				(32,750)	(29,250)

Total, Net				$3,409,989	$3,050,342

Explanatory Notes:

(1)
Details are for loans outstanding as of June 30, 2003.

(2)
Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR on June 30, 2003 was 1.12%. As of June 30, 2003, 3 loans with a combined carrying value of $76.3 million have a stated accrual rate that exceeds the stated pay rate.

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

(6)
Generally consists of term preferred stock or debt interests that are specifically originated or structured to meet customer financing requirements and the Company's investment criteria. These investments do not typically consist of securities purchased in the open market or as part of broadly-distributed offerings. In addition, three of these securities are classified as available-for-sale and are reflected at fair value with a corresponding entry to "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets. The Company has a commitment to sell one of these investments by December 31, 2003.

        During the six months ended June 30, 2003 and 2002, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $752.7 million and $850.8 million in loans and other lending investments, funded $21.1 million and $15.5 million under existing loan commitments, and received principal repayments of $437.4 million and $275.8 million.

        As of June 30, 2003, the Company had 14 loans with unfunded commitments. The total unfunded commitment amount was approximately $186.5 million, of which $71.0 million was discretionary and $115.5 million was non-discretionary.

        The Company's loans and other lending investments are predominantly pledged as collateral under either the iStar Asset Receivables secured notes, the secured revolving credit facilities or secured term loans (see Note 7).

        The Company has reflected provisions for loan losses of approximately $1.8 million and $2.0 million in its results of operations during the three months ended June 30, 2003 and 2002, respectively, and $3.5 million and $3.8 million during the six months ended June 30, 2003 and 2002, respectively. These provisions represent loan portfolio reserves based on management's evaluation of general market conditions, the Company's internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults, and the credit quality of the underlying collateral. No direct impairment reserves on specific loans were considered necessary.

Note 5—Corporate Tenant Lease Assets

        During the six months ended June 30, 2003 and 2002, respectively, the Company acquired an aggregate of approximately $60.6 million and $248.9 million in corporate tenant lease assets and disposed of corporate tenant lease assets for net proceeds of approximately $4.0 million and $3.7 million.

        The Company's investments in corporate tenant lease assets, at cost, were as follows (in thousands):

	June 30, 2003	December 31, 2002
Facilities and improvements	$2,008,947	$1,959,309
Land and land improvements	442,414	428,365
Direct financing lease	35,751	32,640
Less: accumulated depreciation	(154,613)	(128,509)

Corporate tenant lease assets, net	$2,332,499	$2,291,805

        Under certain leases, the Company is entitled to receive additional participating lease payments to the extent gross revenues of the corporate tenant exceed a base amount. The Company did not earn any such additional participating lease payments on these leases in the three or six months ended June 30, 2003 and 2002. In addition, the Company also receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended June 30, 2003 and 2002 were approximately $8.7 million and $7.7 million, respectively, and $16.8 and $14.6 million for the six months ended June 30, 2003 and 2002, respectively, and are included as a reduction of "Operating costs—corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

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

        On January 7, 2003, the Company sold one corporate tenant lease asset for net proceeds of $4.0 million, and realized a gain of approximately $264,000. As of June 30, 2003, there was one corporate tenant lease asset with a book value of $24.8 million classified as "Assets held for sale" on the Company's Consolidated Balance Sheets. The results of operations from corporate tenant lease assets sold or held for sale in the current and prior periods are classified as "(Loss) income from discontinued operations" on the Company's Consolidated Statements of Operations even though such income or loss was actually recognized by the Company prior to the asset sale. Gains on sale from corporate tenant lease assets are classified as "Gain from discontinued operations" on the Company's Consolidated Statements of Operations.

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

        The Company's ownership percentages, its investments in and advances to unconsolidated joint ventures and subsidiaries, the Company's pro rata share of its ventures' third-party, non-recourse debt as of June 30, 2003 and its respective income (loss) for the three months ended June 30, 2003 are presented below (in thousands):

			JV Income (Loss) for the Three Months Ended June 30, 2003	Pro Rata Share of Third-Party Non-Recourse Debt(1)	Third-Party Debt
Unconsolidated Joint Ventures and Subsidiaries	Ownership %	Equity Investment			Interest Rate	Scheduled Maturity Date
Unconsolidated Joint Ventures:
Sunnyvale	44.70%	$11,340	$545	$10,728	LIBOR + 1.25%	November 2004(2)
CTC I	50.00%	13,016	497	59,845	7.66% — 7.87%	Various through 2011
ACRE Simon	20.00%	5,078	36	6,475	7.61% — 8.43%	Various through 2011
Unconsolidated Subsidiaries:
iStar Operating	95.00%	1,224	(1,178)	—	N/A	N/A

Total		$30,658	$(100)	$77,048

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

        Investments in and advances to unconsolidated joint ventures:    At June 30, 2003, the Company had investments in three joint ventures: (1) TriNet Sunnyvale Partners L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant, Trustee; (2) Corporate Technology Centre Associates, LLC ("CTC I"), whose external member is Corporate Technology Centre Partners, LLC; and (3) ACRE Simon, LLC ("ACRE"), whose external partner is William E. Simon & Sons Realty Investments, LLC. These ventures were formed for the purpose of operating, acquiring and, in certain cases, developing corporate tenant lease facilities.

        At June 30, 2003, the ventures comprised 12 net leased facilities. The Company's combined investment in these joint ventures at June 30, 2003 was $30.7 million. The joint ventures' carrying value for the 12 facilities owned at June 30, 2003 was $194.4 million. In aggregate, the joint ventures had total assets of $234.6 million and total liabilities of $184.6 million as of June 30, 2003, and net income of $2.1 million and $4.0 million and for the three and six months ended June 30, 2003, respectively. The Company accounts for these investments under the equity method because the Company's joint venture partners have certain participating rights giving them shared control over the ventures.

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

        Investments in and advances to unconsolidated subsidiaries:    The Company has an investment in iStar Operating, a taxable subsidiary that, through a wholly-owned subsidiary, services the Company's loans and certain loan portfolios owned by third parties. The Company owns all of the non-voting preferred stock and a 95.00% economic interest in iStar Operating. An affiliate of the Company's largest shareholder is the owner of all the voting common stock and a 5.00% economic interest in iStar Operating. As of June 30, 2003, there have never been any distributions to the common shareholder, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of iStar Operating at fair market value, which the Company believes to be nominal. In addition to the direct general and administrative costs of iStar Operating, the Company allocates a portion of its general overhead expenses to iStar Operating based on the number of employees at iStar Operating as a percentage of the Company's total employees.

        iStar Operating has elected to be treated as taxable REIT subsidiary for purposes of maintaining compliance with the REIT provisions of the Code and is accounted for under the equity method for financial statement reporting purposes and is presented in "Investments in and advances to joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Balance Sheets. The Company will consolidate this entity as a VIE (see Note 3) effective July 1, 2003 with no material impact. As of June 30, 2003, iStar Operating had no debt obligations.

        In addition, the Company had an investment in TriNet Management Operating Company, Inc. ("TMOC"), an entity originally formed to make a $2.0 million investment in the convertible debt securities of a real estate company which trades on the Mexican Stock Exchange. This investment was made by TriNet prior to its acquisition by the Company in 1999. Prior to March 29, 2003, the Company owned 95.00% of the outstanding voting and non-voting common stock (representing 1.00% voting power and 95.00% of the economic interest) in TMOC. The owners of the remaining TMOC stock were two executives of the Company. On March 29, 2003, the Company purchased the remaining 5.00% interest from the executives for approximately $2,000, an amount that was equal to the carrying value, which was less than their original investment. Following this purchase, the Company owned 100.00% of TMOC and therefore consolidated the entity for accounting purposes. On June 30, 2003, the $2.0 million investment was fully repaid.

iStar Financial Inc.

Notes to Consolidated Financial Statements

Note 7—Debt Obligations

        As of June 30, 2003 and December 31, 2002, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

		Carrying Value as of
	Maximum Amount Available			Stated Interest Rates(1)	Scheduled Maturity Date
		June 30, 2003	December 31, 2002
Secured revolving credit facilities:
Line of credit	$700,000	$189,640	$412,550	LIBOR + 1.75% — 2.25%	March 2005(2)
Line of credit	700,000	567,193	462,920	LIBOR + 1.40% — 2.15%	January 2007(2)
Line of credit	500,000	293,980	283,884	LIBOR + 1.50% — 1.75%	August 2005(2)
Line of credit	500,000	62,352	114,400	LIBOR + 1.50% — 2.25%	September 2005
Unsecured revolving credit facilities:
Line of credit	300,000	—	—	LIBOR + 2.125%	July 2004(3)

Total revolving credit facilities	$2,700,000	$1,113,165	$1,273,754

Secured term loans:
Secured by corporate tenant lease assets		193,000	193,000	LIBOR + 1.85%	July 2006(4)
Secured by corporate tenant lease assets		142,296	144,114	7.44%	March 2009
Secured by corporate tenant lease assets		93,964	95,074	6.00% – 11.38%	Various through 2022
Secured by corporate lending investments		78,542	79,126	6.55%	November 2005
Secured by corporate lending investments		61,194	61,537	6.41%	December 2012
Secured by corporate lending investments		60,000	60,000	LIBOR + 2.50%	June 2004(3)
Secured by corporate lending investments		—	50,000	LIBOR + 2.50%	July 2006(3)(5)
Secured by corporate lending investments		50,000	—	LIBOR + 0.60%	October 2003(5)

Total term loans		678,996	682,851
Less: debt discount		(153)	(236)

Total secured term loans		678,843	682,615
iStar Asset Receivables secured notes:
STARs Series 2002-1:
Class A1		72,994	236,694	LIBOR + 0.26%	June 2004(6)
Class A2		381,296	381,296	LIBOR + 0.38%	December 2009(6)
Class B		39,955	39,955	LIBOR + 0.65%	April 2011(6)
Class C		26,637	26,637	LIBOR + 0.75%	May 2011(6)
Class D		21,310	21,310	LIBOR + 0.85%	January 2012(6)
Class E		42,619	42,619	LIBOR + 1.235%	January 2012(6)
Class F		26,637	26,637	LIBOR + 1.335%	January 2012(6)
Class G		21,309	21,309	LIBOR + 1.435%	January 2012(6)
Class H		26,637	26,637	6.35%	January 2012(6)
Class J		26,637	26,637	6.35%	May 2012(6)
Class K		26,637	26,637	6.35%	May 2012(6)

Total iStar Asset Receivables secured notes		712,668	876,368
Less: debt discount		(4,219)	(4,425)
STARs Series 2003-1:
Class A1		249,273	—	LIBOR + 0.25%	October 28, 2005(7)
Class A2		248,206	—	LIBOR +0.35%	August 28, 2010(7)
Class B		18,452	—	LIBOR + 0.55%	July 28, 2011(7)
Class C		20,297	—	LIBOR + 0.65%	April 28, 2012(7)
Class D		12,916	—	LIBOR + 0.75%	October 28, 2012(7)
Class E		14,762	—	LIBOR + 1.05%	May 28, 2013(7)
Class F		14,762	—	LIBOR + 1.10%	June 28, 2013(7)
Class G		12,916	—	LIBOR + 1.25%	June 28, 2013(7)
Class H		12,916	—	4.97%	June 28, 2013(7)
Class J		14,761	—	5.07%	June 28, 2013(7)
Class K		25,833	—	5.56%	June 28, 2013(7)

Total iStar Asset Receivables secured notes		1,353,543	871,943
Unsecured notes:
7.00% Senior Notes(8)(9)		185,000	—	7.00%	March 2008
6.75% Dealer Remarketable Securities(8)(9)(10)		—	125,000	6.75%	March 2013
7.70% Notes(8)(10)		100,000	100,000	7.70%	July 2017
7.95% Notes(8)(10)		50,000	50,000	7.95%	May 2006
8.75% Notes		350,000	350,000	8.75%	August 2008

Total unsecured notes		685,000	625,000
Less: debt discount		(37,585)	(11,603)
Plus: impact of pay-floating swap agreements(11)		9,203	3,920

Total unsecured notes		656,618	617,317
Other debt obligations		40,687	15,961	Various	Various

Total debt obligations		$3,842,856	$3,461,590

Explanatory Notes:

(1)
Substantially all variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on June 30, 2003 was 1.12% per annum.

(2)
Maturity date reflects a one-year "term-out" extension at the Company's option.

(3)
On May 14, 2003, the Company extended the final maturity on this facility to July 2004.

(4)
Maturity date reflects two one-year extensions at the Company's option.

(5)
On April 9, 2003, the Company repaid the existing term loan financing a $75.0 million term preferred investment in a publicly-traded real estate company and simultaneously entered into another $50.0 million term loan with a leading financial institution. The new term loan bears interest at LIBOR + 0.60% and has a final maturity date of October 2003 with amortization payments in July 2003 and October 2003.

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

(7)
Principal payments on these bonds are a function of the principal repayments on loan or corporate tenant lease assets which collateralize these obligations. The dates indicated above represent the expected date on which the final payment would occur for such class based on the assumptions that the loans which collateralize the obligations are not voluntarily prepaid, the loans are paid on their effective maturity dates and no extensions of the effective maturity dates of any of the loans are granted. The final maturity date for the underlying indenture is August 28, 2022.

(8)
The notes are callable by the Company at any time for an amount equal to the total of principal outstanding, accrued interest and the applicable make-whole prepayment premium.

(9)
On March 14, 2003, the Company remarketed the 6.75% Dealer Remarketable Securities of its Leasing Subsidiary by acquiring and retiring those securities and by issuing 7.00% Senior Notes due March 2008. The covenants in the Senior Notes due 2008 are substantially identical to the covenants contained in the Company's 8.75% Notes. On April 8, 2003, the Company issued an additional $35.0 million of Senior Notes bringing the aggregate principal of the Senior Notes to $185.0 million. The additional $35.0 million of Senior Notes has identical terms to the Senior Notes issued on March 14, 2003, but were issued at 102.75% of their principal amount to yield 6.34% per annum.

(10)
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

(11)
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

        Availability of amounts under the secured revolving credit facilities are based on percentage borrowing base calculations. In addition, certain of the Company's debt obligations contain covenants. These covenants are both financial and non-financial in nature. Significant financial covenants include limitations on the Company's ability to incur indebtedness beyond specified levels, restrictions on the Company's ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. Significant non-financial covenants include a requirement in its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of June 30, 2003, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

        On May 21, 2003, a wholly-owned subsidiary of the Company issued iStar Asset Receivables ("STARs"), Series 2003-1, the Company's proprietary match funding program, consisting of $645.8 million of investment-grade bonds secured by the subsidiary's structured finance and corporate tenant lease assets, which had an aggregate outstanding carrying value of approximately $739.1 million at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The weighted average interest rate on the bonds, on an all-floating rate basis, was approximately LIBOR + 0.47% at inception. For accounting purposes, this transaction was treated as a secured financing: the underlying assets and STARs liabilities remained on the Company's Consolidated Balance Sheets, and no gain on sale was recognized.

        On May 14, 2003, the Company extended the maturity on its $300.0 million unsecured facility to July 2004.

        On April 9, 2003, the Company repaid the existing term loan financing a $75.0 million term preferred investment in a publicly-traded real estate company and simultaneously entered into another $50.0 million term loan with a leading financial institution. The new term loan bears interest at LIBOR + 0.60% and has a final maturity date of October 2003 with amortization payments in July 2003 and October 2003.

        On April 8, 2003, the Company issued an additional $35.0 million of 7.00% Senior Notes due March 2008, bringing the aggregate principal amount of the Senior Notes to $185.0 million. The add-on Notes have identical terms to the Senior Notes issued in March 2003, although they were issued at 102.75% of their principal amount, to yield 6.34% per annum.

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

        On May 28, 2002, the Company fully repaid the remaining $446.2 million of bonds outstanding under STARs, Series 2000-1. Simultaneously, a wholly-owned subsidiary of the Company issued STARs, Series 2002-1, consisting of $885.1 million of investment-grade bonds secured by the subsidiary's structured finance and corporate tenant lease assets, which had an aggregate outstanding carrying value of approximately $1.1 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The weighted average interest rate on the bonds, on an all-floating rate basis, was approximately LIBOR + 0.56% at inception. For accounting purposes, this transaction was treated as a secured financing: the underlying assets and STARs liabilities remained on the Company's Consolidated Balance Sheets, and no gain on sale was recognized.

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

        On January 11, 2001, the Company closed a $700.0 million secured revolving credit facility which is led by a major commercial bank. The facility has a three-year primary term and one-year "term-out" extension option, and bears interest at LIBOR + 1.40% to 2.15%, depending upon the collateral contributed to the borrowing base. The facility accepts a broad range of structured finance assets and has a final maturity of January 2005. On January 27, 2003, the Company extended the final maturity on this facility to January 2007.

        As of June 30, 2003, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2003 (remaining six months)	$66,687
2004	156,994
2005	876,817
2006	243,000
2007	570,138
Thereafter	1,961,974

Total principal maturities	3,875,610
Net unamortized debt discounts	(41,957)
Impact of pay-floating swap agreement	9,203

Total debt obligations	$3,842,856

Explanatory Note:

(1)
Assumes exercise of extensions to the extent such extensions are at the Company's option.

Note 8—Shareholders' Equity

      The Company's charter provides for the issuance of up to 200.0 million shares of Common Stock, par value $0.001 per share, and 30.0 million shares of preferred stock. The Company has 4.4 million shares of 9.50% Series A Cumulative Redeemable Preferred Stock, 2.3 million shares of 9.375% Series B Cumulative Redeemable Preferred Stock, 1.5 million shares of 9.20% Series C Cumulative Redeemable Preferred Stock, and 4.6 million shares of 8.00% Series D Cumulative Redeemable Preferred Stock outstanding. The Series A, B, C and D Cumulative Redeemable Preferred Stock are redeemable without premium at the option of the Company at their respective liquidation preferences beginning on December 15, 2003, June 15, 2001, August 15, 2001 and October 8, 2002, respectively.

        On December 15, 1998, the Company issued warrants to acquire 6.1 million shares of Common Stock, as adjusted for dilution, at $34.35 per share. The warrants are exercisable on or after December 15, 1999 at a price of $34.35 per share and expire on December 15, 2005.

        Concentration of Shareholder Ownership—On October 30, 2001, SOFI IV SMT Holdings, L.P. ("SOFI IV") and certain of its affiliates sold 18.975 million shares of Common Stock owned by them (including the subsequently-exercised 2.475 million share over-allotment option granted to the underwriters). In addition, on May 15, 2002, SOFI IV sold 10.808 million shares of Common Stock owned by them (including the subsequently-exercised 808,200 share over-allotment option granted to the underwriters). Further, on November 14, 2002, SOFI IV sold 3.5 million shares of Common Stock owned by them (including the subsequently-exercised 1.5 million over-allotment option granted to the underwriters). Lastly, on May 13,

2003, SOFI IV distributed approximately 15.9 million shares to its limited and general partners. Some of the partners then elected to sell 6.9 million of the shares distributed to them. As a result of the secondary offerings and the distribution, SOFI IV currently owns approximately 4.05% of the Company's Common Stock (based on the diluted sharecount as of June 30, 2003). The Company did not sell any shares in the offerings, other than the November 2002 offering, in which the Company sold 8.0 million primary shares and received net proceeds of approximately $202.9 million.

        DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three months ended June 30, 2003 and 2002, the Company issued a total of approximately 750,000 and 459,000 shares of its Common Stock, respectively, and during the six months ended June 30, 2003 and 2002, the Company issued a total of approximately 1.4 million and 1.2 million shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three months ended June 30, 2003 and 2002 were approximately $25.6 million and $13.0 million, respectively, and $42.9 million and $33.4 million during the six months ended June 30, 2003 and 2002, respectively. There are 4.8 million shares available under the plan as of June 30, 2003.

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

The counterparties to these contractual arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of nonperformance by these counterparties. However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet their obligations. The Company does not use derivative instruments to hedge credit/market risk or for speculative purposes.

        The Company has entered into the following cash flow hedges that are outstanding as of June 30, 2003. The net value (liability) associated with these hedges is reflected on the Company's Consolidated Balance Sheets (in thousands).

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date		Maturity Date	Estimated Value at June 30, 2003
Pay-Fixed Swap	75,000	5.580%	11/4/99	(1)	12/1/04	$(4,935)
Pay-Fixed Swap	125,000	2.885%	1/23/03		6/25/06	(3,759)
Pay-Fixed Swap	125,000	2.838%	2/11/03		6/25/06	(3,583)
Pay-Floating Swap	100,000	3.878%	11/27/02		8/15/08	6,280
Pay-Floating Swap	50,000	3.810%	11/27/02		8/15/08	2,964
LIBOR Cap	345,000	8.000%	5/22/02		5/28/14	9,066
LIBOR Cap	75,000	7.750%	11/4/99	(1)	12/1/04	—
LIBOR Cap	35,000	7.750%	11/4/99	(1)	12/1/04	—

Total Estimated Value						$6,033

Explanatory Note:

(1)
Acquired in connection with the TriNet Acquisition (see Note 1 to the Company's Consolidated Financial Statements).

        Between January 1, 2002 and June 30, 2003, the Company had two cash flow hedges each with a notional amount of $125.0 million and a strike price of 7.058% and 7.055% that expired in June 2003.

        During the six months ended June 30, 2003, the Company entered into two $125.0 million forward starting swaps. These pay-fixed swaps were effective in June 2003 and replaced the two $125.0 million pay-fixed swaps mentioned above. The two new pay-fixed swaps have a three-year term and expire on June 25, 2006. In addition, in connection with a portion of the Company's fixed-rate corporate bonds, the Company entered into two pay-floating interest rate swaps struck at 3.8775% and 3.81% and in the notional amounts of $100.0 million and $50.0 million, respectively. The Company pays one-month LIBOR and receives the stated fixed rate in return. These swaps mitigate the risk of changes in the fair value of $150.0 million of the Company's fixed-rate corporate bonds attributable to changes in LIBOR. For accounting purposes, the difference between the fixed rate received and the LIBOR rate paid on the notional amount of the swap is recorded as "Interest expense" on the Company's Consolidated Statements of Operations. In addition, the Company adjusts the value of the swap to its fair value and adjusts the carrying amount of the hedged liability by an offsetting amount on a quarterly basis.

        In connection with STARs, Series 2003-1 in May 2003, the Company entered into a LIBOR interest rate cap struck at 6.95% in the notional amount of $270.6 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not change the Company's net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the terms of these arrangements are substantially the same, the effects of a revaluation of these two instruments substantially offset one another.

        In connection with STARs, Series 2002-1 in May 2002, the Company entered into a LIBOR interest rate cap struck at 8.00% in the notional amount of $345.0 million. The Company utilizes the provisions of SFAS No. 133 with respect to such instruments. SFAS No. 133 provides that the up-front fees paid on option-based products such as caps should be expensed into earnings based on the allocation of the premium to the affected periods as if the agreement were a series of "caplets." These allocated premiums are then reflected as a charge to income (as part of interest expense) in the affected period. On May 28, 2002, in connection with the STARs, Series 2002-1 transaction, the Company paid a premium of $13.7 million for this interest rate cap. Using the "caplet" methodology discussed above, amortization of the cap premium is dependent upon the actual value of the caplets at inception.

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

        All of the Company's corporate tenant lease assets (including those held by joint ventures) and loans and other lending investments are collateralized by facilities located in the United States, with significant concentrations (i.e., greater than 10.00%) as of June 30, 2003 in California (21.10%) and New York (11.94%). As of June 30, 2003, the Company's investments also contain greater than 10.00% concentrations in the following asset types: office-CTL (26.46%), office-lending (20.14%), industrial (14.81%) and hotel-lending (10.65%).

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

Note 10—Stock-Based Compensation Plans and Employee Benefits

        The Company's 1996 Long-Term Incentive Plan (the "Plan") is designed to provide incentive compensation for officers, other key employees and directors of the Company. The Plan provides for awards of stock options and shares of restricted stock and other performance awards. The maximum number of shares of Common Stock available for awards under the Plan is 9.00% of the outstanding shares of Common Stock, calculated on a fully diluted basis, from time to time; provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 5.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan, other than automatic awards to non-employee directors, are at the discretion of the Board or a committee of the Board. At June 30, 2003, a total of approximately 9.3 million shares of Common Stock were available for awards under the Plan, of which options to purchase approximately 3.5 million shares of Common Stock were outstanding and approximately 435,000 shares of restricted stock were outstanding. A total of 1.3 million shares remain available for awards under the Plan as of June 30, 2003.

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

        Changes in options outstanding during the three months ended June 30, 2003 are as follows:

	Number of Shares
	Employees	Non-Employee Directors	Other	Average Strike Price
Options outstanding, December 31, 2002	3,277,142	191,129	871,480	$18.77
Granted in 2003	15,500	—	—	$14.72
Excercised in 2003	(549,030)	(85,202)	(168,897)	$18.39
Forfieted in 2003	(6,367)	—	—	$30.43

Options outstanding, June 30, 2003	2,737,245	105,927	702,583	$18.81

        The following table summarizes information concerning outstanding and exercisable options as of June 30, 2003:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Exercise Price Range	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Currently Exercisable	Weighted Average Exercise Price
$14.72–$15.00(1)	819,945	5.29	$14.72	804,445	$14.72
$16.69–$16.88	511,423	6.51	$16.88	511,423	$16.88
$17.38–$17.56	293,802	6.71	$17.38	293,802	$17.38
$19.63–$19.69	1,414,505	7.59	$19.69	858,349	$19.69
$20.00–$21.44	60,266	7.11	$20.89	6,784	$20.63
$22.44	6,666	7.26	$22.44	—	$0.00
$23.32–$23.64	39,199	0.87	$23.52	39,199	$23.52
$24.13–$24.94	183,366	4.44	$24.54	183,033	$24.54
$25.10–$26.09	13,800	2.92	$26.09	13,800	$26.09
$26.30–$26.97	77,900	1.11	$26.80	77,234	$26.80
$27.00	25,000	7.99	$27.00	16,667	$27.00
$28.54–$29.82	90,188	8.46	$29.68	90,188	$29.68
$30.33	4,600	4.91	$30.33	4,600	$30.33
$55.39	5,094	5.92	$55.39	5,094	$55.39

	3,545,754	6.44	$18.81	2,904,618	$18.59

Explanatory Note:

(1)
Includes approximately 764,000 options which were granted, on a fully exercisable basis, in March 1998, and which are now held by an affiliate of SOFI IV. Beneficial interests in these options were subsequently regranted by that affiliate to employees of it and its affiliates, subject to vesting requirements. In the event that these employees forfeit such options, they revert to an affiliate of SOFI IV, which may regrant them at its discretion. As of June 30, 2003, approximately 702,000 of these options were exercisable by the beneficial owners and approximately 376,000 have been exercised as of June 30, 2003.

        In the third quarter 2002 (with retroactive application to the beginning of the calendar year), the Company adopted the fair value method for accounting for options issued to employees or directors, as allowed under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Accordingly, the Company recognizes a charge equal to the fair value of these options at the date of grant multiplied by the number of options issued. This charge will be amortized over the related remaining vesting terms to individual employees as additional compensation. There were 15,500 options issued during the six months ended June 30, 2003 with a strike price of $14.72.

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

        If the Company's compensation costs had been determined using the fair value method of accounting for stock options issued under the Plan to employees and directors prescribed by SFAS No. 123 prior to 2002, the Company's net income for the three months ended June 30, 2003 and 2002, would have been reduced on a pro forma basis by approximately $24,000 and $47,000, respectively and $48,000 and $94,000 for the six months ended June 30, 2003 and 2002, respectively. This would not have significantly impacted the Company's earnings per share.

        The fair value of each significant option grant is estimated on the date of grant using the Black-Scholes model. Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

        During the six months ended June 30, 2003, the Company granted 38,550 restricted shares to employees that vest proportionately over three years on the anniversary date of the initial grant of which 37,450 remain outstanding.

        During the year ended December 31, 2002, the Company granted 199,350 restricted shares to employees. Of these shares, 44,350 will vest proportionately over three years on the anniversary date of the initial grant. Of the 44,350 shares granted, 24,232 remain outstanding as of June 30, 2003. The balance of 155,000 restricted shares granted to several employees will vest on March 31, 2004 if: (1) the employee remains employed until that date; and (2) the 60-day average closing price of the Company's Common Stock equals or exceeds a set floor price as of such date. Dividends will be paid on the restricted shares as dividends are paid on shares of the Company's Common Stock. Assuming the shares become fully vested on March 31, 2004 and the market price of the stock is $36.50 (which was the market price of the Common Stock on June 30, 2003), the Company would incur a one-time charge to both net income and earnings at that time equal to $5.7 million (the fair market value of the 155,000 shares at $36.50 per share). During the year ended December 31, 2002, the Company also granted 208,980 restricted shares to its Chief Financial Officer (see detailed information below).

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

        Further, the Company granted the Chief Financial Officer 100,000 restricted shares which vest in whole or in part if the Company's shareholders realize total rates of shareholder return (dividends since November 6, 2002 plus share price appreciation since January 2, 2003), achieved by the Company as of January 31, 2004. Vested shares would be subject to forfeiture if the executive's employment with the Company terminated under certain circumstances. Assuming the shares became fully vested on January 31, 2004 and the market price of the stock is $36.50 (which was the market price of the Common Stock on June 30, 2003), the Company would incur a one-time charge to both net income and earnings at that time equal to $3.7 million (the fair market value of the 100,000 shares at $36.50 per share). For accounting purposes, the employment arrangement described above is treated as a contingent, variable plan until January 31, 2004.

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

        The Company also granted the executive 2.0 million unvested phantom shares, each of which represents one share of the Company's Common Stock. These shares will vest in installments of 350,000 shares, 650,000 shares, 600,000 shares and 400,000 shares on a contingent basis if the average closing price of the Company's Common Stock for a 60 calendar day period achieves thresholds of $25.00, $30.00, $34.00 and $37.00, respectively. As of June 30, 2003, the $25.00 and $30.00 thresholds have been attained, and a total of 1.0 million of these shares have contingently vested. Subsequent to June 30, 2003, the $34.00 threshold was met and an additional 600,000 shares contingently vested. Assuming that the market price of the Common Stock on March 31, 2004 is $36.50 (which was the market price of the Common Stock on June 30, 2003), the Company would incur a one-time charge to both net income and earnings in March 2004 of $58.4 million (the fair market value of the 1,600,000 shares at $36.50 per share). Shares that have contingently vested generally will not become fully vested until March 2004, except upon certain termination or change of control events. Further, if the average stock price drops below certain specified levels for a 60-day period prior to such date, such phantom shares would not fully vest and would be forfeited. If the Company is not authorized to issue shares to the executive upon full vesting of the phantom shares, then the vesting will be settled through a cash payment based upon the market price of the Common Stock during a recent trading period. The executive will receive dividends on shares that have contingently or fully vested and have not been forfeited under the terms of the agreement, if and when the Company declares and pays dividends on its Common Stock. Because no shares have been issued, dividends received on these phantom shares, if any, will be reflected as compensation expense by the Company. For accounting purposes, this arrangement will be treated as a contingent, variable plan and no additional compensation expense will be recognized until the shares, in whole or in part, become irrevocably vested, whereupon the Company will reflect a charge equal to the then fair value of the shares irrevocably vested.

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

        Certain affiliates of SOFI IV and the Company's Chief Executive Officer have agreed to reimburse the Company for the value of restricted shares awarded to the former President in excess of 350,000 shares, net of tax benefits realized by the Company or its shareholders on account of compensation expense deductions. The reimbursement obligation arose once the restricted share award became fully vested on September 30, 2002. The Company's Chief Executive Officer fulfilled his reimbursement obligation through the delivery of shares of the Company's Common Stock owned by him. In the case of the SOFI IV affiliates, the reimbursement payment must be made through the delivery of approximately $2.4 million in cash or 131,250 shares of Common Stock. As of June 30, 2003, the SOFI IV affiliates have paid approximately $506,000 in cash. The approximately $1.9 million remaining balance of the SOFI IV affiliates' reimbursement obligation is due on or before March 31, 2004. These reimbursement payments are reflected as "Additional paid-in capital" on the Company's Consolidated Balance Sheets, and not as an offset to the non-cash charge referenced above.

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

        Regardless of how much the Company's total rate of return exceeds the threshold performance levels, the dilutive impact to the Company's shareholders resulting from distributions on High Performance Common Stock in each plan is limited to the equivalent of 1.00% of the number of shares of the Company's Common Stock outstanding, on a fully diluted basis, on the valuation date for each plan.

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

        The total shareholder return for the valuation period under the 2002 plan was 21.94%, which exceeded both the fixed performance threshold of 10.00% and the industry index return of (5.83%). As a result of this superior performance, the participants in the 2002 plan are entitled to receive cash distributions equivalent to the amount of cash dividends payable on 819,254 shares of the Company's Common Stock, as and when such dividends are paid. Such dividend payments began with the first quarter 2003 dividend. The Company will pay dividends on the 2002 plan shares in the same amount per equivalent share and on the same distribution dates that shares of the Company's Common Stock are paid. The Company has the right, but not the obligation, to repurchase at cost 50.00% of the interests earned by an employee in the 2002 plan if the employee breaches certain non-competition, non-solicitation and confidentiality covenants through January 1, 2005.

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

401(k) Plan

        Effective November 4, 1999, the Company implemented a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50.00% of the first 10.00% of the participant's annual compensation. The Company made gross contributions of approximately $78,000 and $74,000 to the 401(k) Plan for the three months ended June 30, 2003 and 2002, respectively, and $285,000 and $245,000 for the six months ended June 30, 2002.

Note 11—Earnings Per Share

        The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three and six months ended June 30, 2003 and 2002, respectively (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Net income from continuing operations	$69,896	$40,594	$137,713	$96,354
Preferred dividend requirements	(9,227)	(9,227)	(18,454)	(18,454)

Net income allocable to common shareholders before (loss) income from discontinued operations and gain from discontinued operations	60,669	31,367	119,259	77,900
(Loss) income from discontinued operations	(150)	1,324	(278)	2,674
Gain from discontinued operations	—	595	264	595

Net income allocable to common shareholders and HPU holders(1)	$60,519	$33,286	$119,245	$81,169

Denominator:
Weighted average common shares outstanding for basic earnings per common share	99,445	88,656	98,784	88,193
Add: effect of assumed shares issued under treasury stock method for stock options and restricted shares	1,607	2,383	1,526	2,023
Add: effect of contingent shares	1,264	1,000	1,264	677
Add: effect of joint venture shares	73	—	73	—

Weighted average common shares outstanding for diluted earnings per common share	102,389	92,039	101,647	90,893

Basic earnings per common share(2):
Net income allocable to common shareholders before (loss) income from discontinued operations and gain from discontinued operations	$0.61	$0.35	$1.20	$0.88
(Loss) income from discontinued operations	(0.01)	0.02	0.00	0.03
Gain from discontinued operations	0.00	0.01	0.00	0.01

Net income allocable to common shareholders	$0.60	$0.38	$1.20	$0.92

Diluted earnings per common share(2) (3):
Net income allocable to common shareholders before (loss) income from discontinued operations and gain from discontinued operations	$0.59	$0.34	$1.16	$0.86
(Loss) income from discontinued operations	0.00	0.01	0.00	0.03
Gain from discontinued operations	0.00	0.01	0.00	0.00

Net income allocable to common shareholders	$0.59	$0.36	$1.16	$0.89

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the three months ended June 30, 2003, net income used to calculate earnings per basic and diluted common share excludes $494 and $481 of net income allocable to HPU holders, respectively. For the six months ended June 30, 2003, net income used to calculate earnings per basic and diluted common share excludes $979 and $952 of net income allocable to HPU holders, respectively.

(3)
For the three and six months ended June 30, 2003, net income used to calculate earnings per diluted common share includes joint venture income of $40 and $79, respectively.

        In addition, there were approximately 5,000 stock options, 6.1 million warrants and 297,728 joint venture shares that were antidilutive for the three and six months ended June 30, 2003. For the three and six months ended June 30, 2002, there were approximately 100,000 stock options, 6.1 million warrants and 370,547 joint venture shares that were antidilutive.

Note 12—Comprehensive Income

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. Total comprehensive income was $76.6 million and $50.3 million for the three months ended June 30, 2003 and 2002, respectively, and $149.1 million and $115.6 million for the six months ended June 30, 2003 and 2002, respectively. The primary components of comprehensive income other than net income consist of amounts attributable to the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges and changes in the fair value of the Company's available-for-sale investments.

        For the three and six months ended June 30, 2003, the change in fair market value of the Company's unrealized gains (losses) on available-for-sale investments and cash flow hedges was an increase of $6.9 million and $11.4 million, respectively, and was recorded as an adjustment to other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$69,746	$42,513	$137,699	$99,623
Other comprehensive income:
Unrealized gains on available-for-sale investments	7,706	8,328	13,631	11,993
Unrealized gains (losses) on cash flow hedges	(825)	(580)	(2,199)	3,993

Comprehensive income	$76,627	$50,261	$149,131	$115,609

        Unrealized gains (losses) on available-for-sale investments and cash flow hedges are recorded as adjustments to shareholders' equity (through "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets), and are not included in adjusted earnings or net income unless realized.

        As of June 30, 2003 and December 31, 2002, accumulated other comprehensive income (losses) reflected in the Company's shareholders' equity is comprised of the following (in thousands):

	As of June 30, 2003	As of December 31, 2002
Unrealized gains on available-for-sale investments	$26,921	$13,290
Unrealized losses on cash flow hedges	(17,790)	(15,591)

Accumulated other comprehensive income (losses)	$9,131	$(2,301)

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

        Total dividends declared by the Company aggregated $65.9 million, or $0.6625 per share on Common Stock for the three and six months ended June 30, 2003. This dividend, paid on April 29, 2003 was applicable to the three months ended March 31, 2003 and payable to shareholders of record on April 15, 2003. On July 1, 2003, the Company declared a dividend of $0.6625 per share of Common Stock, applicable to the second quarter and payable to shareholders of record on July 15, 2003. The Company also declared dividends aggregating $10.5 million, $2.4 million, $1.4 million and $4.0 million, respectively, on its Series A, B, C and D preferred stock, respectively, for the six months ended June 30, 2003. There are no divided arrearages on any of the preferred shares currently outstanding.

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

        The 2002 High Performance Unit Program reached its valuation date on December 31, 2002. Based on the Company's 2002 total rate of return, the participants are entitled to receive cash dividends on 819,254 shares of the Company's Common Stock. The Company will pay dividends on these units in the same amount per equivalent share and on the same distribution dates as shares of the Company's Common Stock. Such dividend payments began with the first quarter 2003 dividend and reduce net income allocable to common shareholders when paid. Additionally, net income allocable to common shareholders will be reduced by the HPU holders' share of undistributed earnings, if any.

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

        The Company has two reportable segments: Real Estate Lending and Corporate Tenant Leasing. The Company does not have any foreign operations. The accounting policies of the segments are the same as those described in Note 3. The Company has no single customer that accounts for more than 3.81% of revenues (see Note 9 for other information regarding concentrations of credit risk).

        The Company evaluates performance based on the following financial measures for each segment:

	Real Estate Lending	Corporate Tenant Leasing	Corporate/ Other(1)	Company Total
	(In thousands) (unaudited)
Three months ended June 30, 2003:
Total revenues(2):	$81,624	$67,741	$125	$149,490
Equity in earnings from joint ventures and unconcolidated subsidiaries:	—	1,078	(1,178)	(100)
Total operating and interest expense(3):	23,999	31,408	24,047	79,454
Net operating income(4):	57,625	37,411	(25,100)	69,936
Three months ended June 30, 2002:
Total revenues(2):	$71,849	$58,792	$150	$130,791
Equity in earnings from joint ventures and unconcolidated subsidiaries:	—	1,421	(1,003)	418
Total operating and interest expense(3):	37,695	24,131	28,748	90,574
Net operating income(4):	34,154	36,082	(29,601)	40,635
Six months ended June 30, 2003:
Total revenues(2):	$158,520	$133,574	$676	$292,770
Equity in earnings from joint ventures and unconcolidated subsidiaries:	—	2,094	(2,252)	(158)
Total operating and interest expense(3):	46,946	62,404	45,470	154,820
Net operating income(4):	111,574	73,264	(47,046)	137,792
Six months ended June 30, 2002:
Total revenues(2):	$135,716	$114,876	$(226)	$250,366
Equity in earnings from joint ventures and unconcolidated subsidiaries:	—	3,209	(1,993)	1,216
Total operating and interest expense(3):	59,271	46,012	49,864	155,147
Net operating income(4):	76,445	72,073	(52,083)	96,435
As of June 30, 2003:
Total long-lived assets(5):	3,409,989	2,332,499	N/A	5,742,488
Total assets:	3,525,873	2,490,345	109,046	6,125,264
As of December 31, 2002:
Total long-lived assets(5):	3,050,342	2,291,805	N/A	5,342,147
Total assets:	3,126,219	2,442,087	43,391	5,611,697

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

(3)
Total operating and interest expense represents provision for loan losses and loss on early extinguishment of debt for the Real Estate Lending business and operating costs on corporate tenant lease assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. Interest expense on unsecured notes, general and administrative expense and general and administrative-stock-based compensation is included in Corporate and Other for all periods. Depreciation and amortization of $13.7 million and $11.6 million for the three months ended June 30, 2003 and 2002, respectively, and $27.0 million and $22.2 million for the six months ended June 30, 2003 and 2002, respectively are included in the amounts presented above.

(4)
Net operating income represents net operating income before minority interest, (loss) income from discontinued operations and gain from discontinued operations. Net operating income excludes (loss) income from discontinued operations of $(150) and $1,324 for the three months ended June 30, 2003 and 2002, respectively, and $(278) and $2,674 for the six months ended June 30, 2003 and 2002, respectively.

(5)
Total long-lived assets is comprised of Loans and Other Lending Investments, net and Corporate Tenant Lease Assets, net, for each respective segment.

Note 15—Subsequent Events

      In July 2003, the Company completed an underwritten public offering of 5.6 million shares of its 7 7/8% Series E Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per share. The Series E Preferred Stock was issued in exchange for 2.8 million shares of the Company's 9.50% Series A Cumulative Redeemable Preferred Stock, having a liquidation preference of $50.00 per share. The Company did not receive any cash proceeds from the offering.

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

Results of Operations

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

        Interest income—Interest income increased by $9.7 million to $74.1 million for the three months ended June 30, 2003 from $64.4 million for the same period in 2002. This increase was primarily due to $19.6 million of interest income on new originations or additional fundings, net of a $9.6 million decrease from the repayment of loans and other lending investments. This increase was partially offset by a decrease in interest income on the Company's variable-rate lending investments as the result of lower average one-month LIBOR rates of 1.26% in 2003, compared to 1.85% in 2002.

        Operating lease income—Operating lease income increased by $8.3 million to $67.0 million for the three months ended June 30, 2003 from $58.7 million for the same period in 2002. Of this increase, $9.7 million was attributable to new corporate tenant lease investments. This increase was partially offset by lower operating lease income on certain corporate tenant lease assets.

        Other income—Other income generally consists of prepayment penalties and realized gains from the early repayment of loans and other lending investments, financial advisory and asset management fees, lease termination fees, mortgage servicing fees, loan participation payments and dividends on certain investments. During the three months ended June 30, 2003, other income included realized gains on sales of investments, loan repayments and prepayment penalties of $7.5 million, asset management, mortgage servicing and other fees of approximately $796,000, and other miscellaneous income such as dividend payments of $125,000.

        During the three months ended June 30, 2002, other income included prepayment penalties and realized gains on loan repayments of $4.2 million, loan participation payments of $3.2 million and asset management, mortgage servicing and other fees of approximately $147,000.

        Interest expense—For the three months ended June 30, 2003, interest expense increased by $3.4 million to $50.2 million from $46.8 million for the same period in 2002. This increase was primarily due to higher average borrowings on the Company's debt obligations, term loans and secured notes, and by approximately $941,000 of additional amortization of deferred financing costs on the Company's debt obligations in 2003 compared to the same period in 2002. This increase was partially offset by lower average one-month LIBOR rates on the unhedged portion of the Company's variable-rate debt of 1.26%, compared to 1.85% in 2002.

        Operating costs—corporate tenant lease assets—For the three months ended June 30, 2003, operating costs increased by approximately $927,000 from $3.0 million to $3.9 million for the same period in 2002. This increase is primarily related to new corporate tenant lease investments and higher operating costs on certain corporate tenant lease assets.

        Depreciation and amortization—Depreciation and amortization increased by $2.1 million to $13.7 million for the three months ended June 30, 2003 from $11.6 million for the same period in 2002. This increase is primarily due to new corporate tenant lease investments.

        General and administrative—For the three months ended June 30, 2003, general and administrative expenses increased by approximately $894,000 to $9.0 million, compared to $8.1 million for the same period in 2002. This increase is primarily the result of an increase in personnel and related costs.

        General and administrative—stock-based compensation—General and administrative-stock-based compensation decreased by $6.0 million for the three months ended June 30, 2003 compared to the same period in 2002 primarily due to the non-cash charge related to the performance-based vesting of 500,000 restricted shares granted under the Company's long-term incentive plan in 2002.

        Provision for loan losses—The Company's charge for provision for loan losses decreased to $1.8 million for the three months ended June 30, 2003 compared to the same period in 2002. As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, the Company has experienced minimal actual losses on its loan investments to date. The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company's assessment of general market conditions, the Company's internal risk management policies and credit risk rating system, industry loss experience, the Company's assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

        Loss on early extinguishment of debt—For the three months ended June 30, 2003, the Company did not have any losses on early extinguishment of debt.

        For the three months ended June 30, 2002, the Company had $12.2 million of losses on early extinguishment of debt associated with the prepayment penalties and amortization of deferred financing fess related to the repayment of the STARs, Series 2000-1 bonds. In accordance with SFAS No. 145 these costs were reclassified from "Extraordinary loss on extinguishments of debt" into continuing operations as of January 1, 2003.

        Equity in (loss) earnings from joint ventures and unconsolidated subsidiaries—For the three months ended June 30, 2003, equity in (loss) earnings from joint ventures and unconsolidated subsidiaries decreased by $518,000 to approximately $(100,000) from approximately $418,000 for the same period in 2002. This decrease is primarily due to the consolidation of one of the Company's corporate tenant lease joint venture investments.

        (Loss) income from discontinued operations—For the three months ended June 30, 2003, operating loss incurred by the Company on corporate tenant lease assets sold (prior to their sale) and assets held for sale was approximately $(150,000).

        For the three months ended June 30, 2002, operating income earned by the Company on corporate tenant lease assets sold (prior to their sale) and assets held for sale was approximately $1.3 million. The income or loss from these assets is classified as "discontinued operations," even though such income or loss was recognized by the Company prior to the asset dispositions or classification as "held for sale."

        Gain from discontinued operations—During the three months ended June 30, 2003, the Company did not dispose of any corporate tenant lease assets.

        During the three months ended June 30, 2002, the Company disposed of one corporate tenant lease asset for net proceeds of $3.7 million, and recognized a gain of approximately $595,000.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

        Interest income—Interest income increased by $27.2 million to $147.5 million for the six months ended June 30, 2003 from $120.3 million for the same period in 2002. This increase was primarily due to $43.4 million of interest income on new originations or additional fundings, net of a $17.4 million decrease from the repayment of loans and other lending investments. This increase was partially offset by a decrease in interest income on the Company's variable-rate lending investments as the result of lower average one-month LIBOR rates of 1.30% in 2003, compared to 1.85% in 2002.

        Operating lease income—Operating lease income increased by $18.8 million to $132.5 million for the six months ended June 30, 2003 from $113.7 million for the same period in 2002. Of this increase, $22.7 million was attributable to new corporate tenant lease investments. This increase was partially offset by lower operating lease income on certain corporate tenant lease assets.

        Other income—Other income generally consists of prepayment penalties and realized gains from the early repayment of loans and other lending investments, financial advisory and asset management fees, lease termination fees, mortgage servicing fees, loan participation payments and dividends on certain investments. During the six months ended June 30, 2003, other income included realized gains on sales of investments, loan repayments and prepayment penalties of $10.5 million, asset management, mortgage servicing and other fees of approximately $2.0 million and other miscellaneous income such as dividend payments of $238,000.

        During the six months ended June 30, 2002, other income primarily included financial advisory, asset management, mortgage servicing and other fees of $7.5 million, prepayment penalties and realized gains on loan repayment of $5.9 million and loan participation payments of $3.3 million.

        Interest expense—For the six months ended June 30, 2003, interest expense increased by $9.7 million to $98.2 million from $88.5 million for the same period in 2002. This increase was primarily due to higher average borrowings on the Company's debt obligations, term loans and secured notes, and by approximately $1.7 million of additional amortization of deferred financing costs on the Company's debt obligations in 2003 compared to the same period in 2002. This increase was partially offset by lower average one-month LIBOR rates on the unhedged portion of the Company's variable-rate debt of 1.30%, compared to 1.85% in 2002.

        Operating costs—corporate tenant lease assets—For the six months ended June 30, 2003, operating costs increased by $1.8 million from $6.0 million to $7.8 million for the same period in 2002. This increase is primarily related to new corporate tenant lease investments and higher operating costs on certain corporate tenant lease assets.

        Depreciation and amortization—Depreciation and amortization increased by $4.8 million to $27.0 million for the six months ended June 30, 2003 from $22.2 million for the same period in 2002. This increase is primarily due to new corporate tenant lease investments.

        General and administrative—For the six months ended June 30, 2003, general and administrative expenses increased by $1.9 million to $16.7 million, compared to $14.8 million for the same period in 2002. This increase is primarily the result of an increase in personnel and related costs.

        General and administrative—stock-based compensation—General and administrative-stock-based compensation decreased by $6.1 million for the six months ended June 30, 2003 compared to the same period in 2002 primarily due to the non-cash charge related to the performance-based vesting of 500,000 restricted shares granted under the Company's long-term incentive plan in 2002.

        Provision for loan losses—The Company's charge for provision for loan losses decreased to $3.5 million for the six months ended June 30, 2003 compared to $3.8 million in the same period in 2002. As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, the Company has experienced minimal actual losses on its loan investments to date. The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company's assessment of general market conditions, the Company's internal risk management policies and credit risk rating system, industry loss experience, the Company's assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

        Loss on early extinguishment of debt—For the six months ended June 30, 2003, the Company did not have any losses on early extinguishment of debt.

        For the six months ended June 30, 2002, the Company had $12.2 million of losses on early extinguishment of debt associated with the prepayment penalties and amortization of deferred financing fess related to the repayment of the STARs, Series 2000-1 bonds. In accordance with SFAS No. 145 these costs were reclassified from "Extraordinary loss on extinguishments of debt" into continuing operations as of January 1, 2003.

        Equity in (loss) earnings from joint ventures and unconsolidated subsidiaries—For the six months ended June 30, 2003, equity in (loss) earnings from joint ventures and unconsolidated subsidiaries decreased by $1.4 million to approximately $(158,000) from approximately $1.2 million for the same period in 2002. This decrease is primarily due to the consolidation of one of the Company's corporate tenant lease joint venture investments.

        (Loss) income from discontinued operations—For the six months ended June 30, 2003, operating loss incurred by the Company on corporate tenant lease assets sold (prior to their sale) and assets held for sale was approximately $(278,000).

        For the six months ended June 30, 2002, operating income earned by the Company on corporate tenant lease assets sold (prior to their sale) and assets held for sale was approximately $2.7 million. The income or loss from these assets is classified as "discontinued operations," even though such income or loss was recognized by the Company prior to the asset dispositions or classification as "held for sale."

        Gain from discontinued operations—During the six months ended June 30, 2003, the Company disposed of one corporate tenant lease asset for net proceeds of $4.0 million and recognized a gain of approximately $264,000.

        During the six months ended June 30, 2002, the Company disposed of one corporate tenant lease asset for net proceeds of $3.7 million, and recognized a gain of approximately $595,000.

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

        The Company believes that to facilitate a clear understanding of the historical operating results of the Company, adjusted earnings should be examined in conjunction with net income as shown in the Company's Consolidated Statements of Operations. Adjusted earnings should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs or available for distribution to the Company's shareholders. The Company's management believes that adjusted earnings more closely approximates operating cash flow and is a useful measure for investors to consider, in conjunction with net income and other GAAP measures, in evaluating the Company's financial performance. This is primarily because the Company is a commercial finance company that focuses on real estate lending and corporate tenant leasing; therefore, the Company's net income (determined in accordance with GAAP) reflects significant non-cash depreciation expense on corporate tenant lease assets. Several of the Company's material borrowing arrangements contain covenants based on adjusted earnings, therefore, the Company must monitor adjusted earnings in order to ensure compliance with these covenants. It should be noted that the Company's manner of calculating adjusted earnings may differ from the calculation of similarly-titled measures by other companies.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands) (unaudited)
Adjusted earnings:
Net income allocable to common shareholders and HPU holders(1)(2)	$60,519	$33,286	$119,245	$81,169
Add: Joint venture income	251	—	500	521
Add: Depreciation	13,711	11,655	26,983	22,285
Add: Joint venture depreciation and amortization	982	1,221	1,994	2,438
Add: Amortization of deferred financing costs	6,957	6,016	13,408	11,751
Add: Loss on early extinguishment of debt	—	8,216	—	8,216
Less: Gains from discontinued operations	—	(595)	(264)	(595)

Adjusted diluted earnings allocable to common shareholders and HPU holders(1)(2)	$82,420	$59,799	$161,866	$125,785

Weighted average diluted common shares outstanding	102,687	92,039	101,945	91,263

Explanatory Notes:

(1)
For the three months ended June 30, 2003 and 2002, adjusted diluted earnings allocable to common shareholders and HPU holders includes $652 and $0, respectively, of adjusted earnings allocable to HPU holders. For the six months ended June 30, 2003 and 2002, dilutive adjusted earnings allocable to common shareholders and HPU holders includes $1,288 and $0, respectively, of adjusted earnings allocable to HPU holders.

(2)
For the three and six months ended June 30, 2002, adjusted diluted earnings allocable to common shareholders includes $3,950 of prepayment penalties associated with early extinguishment of debt and a $6,076 non-cash charge related to performance-based vesting of restricted shares granted under the Company's long-term incentive plan.

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

        Non-Accrual Loans—The Company transfers loans to non-accrual status at such time as: (1) management believes that the potential risk exists that scheduled debt service payments will not be met within the coming 12 months; (2) the loan becomes 90 days delinquent; (3) management determines the borrower is incapable of, or ceased efforts toward, curing the cause of an impairment; or (4) the net realizable value of the loan's underlying collateral approximates the Company's carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. As of June, 30, 2003, the Company had three assets on non-accrual status with an aggregate carrying value of $24.2 million, or 0.40% of the gross book value of the Company's investments. The Company is currently comfortable that it has adequate collateral to support the book values of the assets.

        The first non-accrual loan is a $12.9 million junior participation in a first mortgage loan secured by a hotel property in New York, New York. This loan bears interest at a fixed rate of 7.91% and matures in

June 2006. The borrower remains current on all of its debt service payments to the Company and has continued to invest additional equity to fund on-going capital improvements at the property. The Company is comfortable that it has adequate collateral to support the book value of the asset. However, due to poor operating performance exacerbated by the decline in the hotel market in the New York metropolitan area, this loan was transferred to non-accrual effective June 30, 2003.

        The second non-accrual loan is a $6.8 million subordinate trust certificate in a $27.4 million first mortgage secured by an office property in Louisville, Kentucky. The whole loan bears interest at 9.10% and matures in April, 2005. The property is experiencing near-term tenant rollover in a soft local real estate market and the loan was placed on non-accrual status effective June 30, 2003. However, the Company's last dollar exposure is significantly below replacement cost, and the loan remains current through June 30, 2003. The Company believes that it has adequate collateral to support the book value of the asset.

        The third non-accrual loan is a partnership loan with a balance of $4.5 million as of June 30, 2003. The loan is presently secured by partnership interests in two partnerships owning facilities in Colorado leased to the U.S. Government. The Company made the loan in anticipation of buying the facilities upon their completion. The loan bears interest at LIBOR + 3.50%, with a LIBOR floor of 3.00%. The loan matured on March 29, 2003 and therefore is currently in default. In April 2003, the Company received a $1.2 million principal pay down. The borrower remains current on its regular interest obligations to the Company. However, as a result of the maturity default and the uncertainty surrounding the timing of the completion, and the sale or refinancing of the facilities, the loan remains on non-accrual status.

        Watch List Assets—The Company conducts a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." As of June 30, 2003, the Company has four loans and three CTL investments that are on its credit watch list in addition to the three non-accrual loans mentioned above.

        The Company has a $40.6 million first mortgage secured by a hotel property in New York, New York. This mortgage matures on April 30, 2005 and bears interest at LIBOR + 4.50%. The borrower remains current on all of its debt service payments to the Company, and the Company is currently comfortable that it has adequate collateral to support the book value of the asset. However, due to poor operating performance exacerbated by the decline in the hotel market in the New York metropolitan area, this loan remains on the watch list. Subsequent to June 30, 2003, the borrower invested an additional $3.2 million to fund additional reserves and to enable the Company to receive a $2.7 million principal paydown bringing the loan balance to $38.0 million and lowering the Company's basis in the collateral. In connection with this paydown, the Company lowered the coupon rate to LIBOR+3.15% and will sweep 50.00% of excess cashflow to fund a furniture, fixtures and equipment reserve with the remaining 50.00% used to pay down principal. When the reserve balance is equal to $1.2 million, the excess cashflow will go to pay down principal on the loan.

        The second watch list loan is a $35.8 million junior interest in a $103.6 million first mortgage loan secured by a retail shopping mall in Chicago, Illinois. The whole loan bears interest at 8.88% and matures on January 1, 2004. The mall's cash flow has been negatively impacted by the departure of one of four anchor tenants. The borrower is negotiating with one of the remaining anchor tenants and a potential new tenant to fill the available space. The borrower has a significant equity investment in the property (including approximately $15.0 million of additional equity invested in 2001), and remains current on all of its debt service payments to the Company. The Company believes that it has adequate collateral to support the book value of the asset.

        The third watch list loan is a $30.4 million partnership loan on a class A office building located in Pittsburgh, Pennsylvania. The loan was acquired as a part of the Company's acquisition of Lazard Freres structured finance portfolio in 1998. Lazard continues to retain a 10.00% interest in the loan. The loan matures in March 2008 and bears interest at 17.50%, 11.00% of which is paid currently and 6.50% of which is accrued. The borrower remains current on all of its debt service payments to the Company, and the Company is currently comfortable that it has adequate collateral to support the book value of the asset. However, due to near-term tenant rollover in a soft local real estate market the loan has been placed on the Company's watch list and the Company is currently engaged in discussions with the borrower regarding potential modifications of the loan.

        The fourth watch list loan is a $3.2 million partnership loan on two shopping malls located in the suburbs of Washington, D.C. This investment was part of a larger loan originally made by affiliates of Lazard Freres prior to the Company's acquisition of Lazard's structured finance portfolio in 1998. The loan matures in September 2003 and bears interest at 12.00%. The Company received cash payments equal to the interest due on the loan during the six months ended June 30, 2003, together with additional cash payments applied to principal. Subsequent to quarter end, the borrower made an additional $1.0 million payment towards principal. The borrower remains current on its obligations to the Company.

        The Company also has three CTL investments on its credit watch list. Effective June 30, 2003, the Company placed an office facility located in Denver, Colorado on its watch list with a net carrying value of $40.8 million and operating lease income of $3.8 million for the six months ended June 30, 2003. There has been an industry-wide downturn in the tenant's business that has resulted in poor operating performance and financial uncertainty, however, the tenant is current on its operating lease payments and the Company believes that the carrying value of the asset is not impaired.

        The second CTL investment on the Company's watch list is an investment in a joint venture which owns a corporate tenant lease asset located in Milpitas, California. The facility's primary tenant is experiencing financial uncertainty and has announced a plan to restructure its debt and equity capital. At this time it is not possible to determine whether the customer will file a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of June 30, 2003, the Company's equity investment in the joint venture was $13.0 million. The Company's share of income from this equity investment was $935,000 and its share of operating lease income from the primary customer was $4.0 million for the six months ended June 30, 2003. The Company believes that the carrying value of the asset is not impaired.

        The third CTL investment on the Company's watch list is one of two office facilities located in Denver, Colorado and leased to a company which filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The customer utilizes these facilities as the U.S. headquarters for one of its major business lines. Since its bankruptcy filing, the customer has consolidated its space needs into the larger of the two facilities, including approximately 150 of its employees from other area locations. The customer has also invested approximately $3.0 million of its own capital in the facilities. In December 2002, the bankruptcy court approved a plan of reorganization. As part of the reorganization, the customer attempted to affirm the lease on the larger facility and terminate the lease on the smaller facility. Due to certain provisions of the lease, and the fact that the two leases are cross-defaulted, the Company believes the customer's affirmation of the larger facility lease is also an affirmation of the smaller facility. The customer remains current on the larger facility's lease payment to the Company, but has withheld its lease payment since March 26, 2003 on the smaller facility pending final resolution by the bankruptcy court. Therefore, the smaller facility (with a net carrying value of $3.5 million as of June 30, 2003) remains on the Company's watch list.

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

        The following table outlines the contractual obligations related to the Company's long-term debt agreements and operating lease obligations as of June 30, 2003. There are no other long-term liabilities of the Company that would constitute a contractual obligation.

		Principal Payments Due By Period(1)
	Total	Less Than 1 Year	2-3 Years	4-5 Years	6-10 Years	After 10 Years
	(In thousands)
Long-Term Debt Obligations:
Secured revolving credit facilities	$1,113,164	$—	$545,971	$567,193	$—	$—
Unsecured revolving credit facilities	—	—	—	—	—	—
Secured term loans	678,996	110,000	81,519	195,915	239,349	52,213
iStar Asset Receivables secured notes(2)	1,357,763	72,994	249,273	—	1,035,496	—
Unsecured notes	685,000	—	50,000	185,000	350,000	100,000
Other debt obligations	40,687	40,687	—	—	—	—

Total	3,875,610	223,681	926,763	948,108	1,624,845	152,213
Operating Lease Obligations:(3)	17,608	2,908	5,467	5,353	3,880	—

Total	$3,893,218	$226,589	$932,230	$953,461	$1,628,725	$152,213

Explanatory Notes:

(1)
Assumes exercise of extensions on the Company's long-term debt obligations to the extent such extensions are at the Company's option.

(2)
Based on expected proceeds from principal payments received on loan assets collateralizing such notes.

(3)
The Company also has a $1.0 million letter of credit outstanding as security for its primary corporate office lease.

        The Company has four LIBOR-based secured revolving credit facilities with an aggregate maximum availability of $2.4 billion, of which $1.1 billion was drawn as of June 30, 2003 (see Note 7 to the Company's Consolidated Financial Statements). Availability under these facilities is based on collateral provided under a borrowing base calculation. At June 30, 2003, the Company also had an unsecured credit facility totaling $300.0 million which bears interest at LIBOR + 2.125% per annum and matures in July 2004. At June 30, 2003, the Company had not drawn any amounts under this facility.

        Recent Financing Activities—On May 21, 2003, a wholly-owned subsidiary of the Company issued iStar Asset Receivables ("STARs"), Series 2003-1, the Company's proprietary match funding program, consisting of $645.8 million of investment-grade bonds secured by the subsidiary's structured finance and corporate tenant lease assets, which had an aggregate carrying value of approximately $739.1 million at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The weighted average interest rate on the bonds, on an all-floating rate basis, was approximately LIBOR + 0.47% at inception. For accounting purposes, this transaction was treated as a secured financing: the underlying assets and STARs liabilities remained on the Company's Consolidated Balance Sheets, and no gain on sale was recognized.

        On May 14, 2003, the Company extended the maturity on its $300.0 million unsecured facility to July 2004.

        On April 9, 2003, the Company repaid the existing term loan financing a $75.0 million term preferred investment in a publicly-traded real estate company and simultaneously entered into another $50.0 million term loan with a leading financial institution. The new term loan bears interest at LIBOR + 0.60% and has a final maturity date of October 2003 with amortization payments in July 2003 and October 2003.

        On April 8, 2003, the Company issued an additional $35.0 million of 7.00% Senior Notes due March 2008, bringing the aggregate principal amount of the Senior Notes to $185.0 million. The add-on Notes have identical terms to the Senior Notes issued in March 2003, although they were issued at 102.75% of their principal amount, to yield 6.34% per annum.

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

        On May 28, 2002, the Company repaid the then remaining $446.2 million of bonds outstanding under its STARs, Series 2000-1 financing. Simultaneously, a wholly-owned subsidiary of the Company issued STARs, Series 2002-1, consisting of $885.1 million of investment-grade bonds secured by the subsidiary's structured finance and corporate tenant lease assets, which had an aggregate outstanding carrying value of approximately $1.1 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The weighted average interest rate on the bonds, on an all-floating rate basis, is approximately LIBOR + 0.56% at inception. For accounting purposes, this transaction was treated as a secured financing: the underlying assets and STARs liabilities remained on the Company's Consolidated Balance Sheets, and no gain on sale was recognized.

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

        On January 11, 2001, the Company closed a $700.0 million secured revolving credit facility which is led by a major commercial bank. The facility has a three-year primary term and one-year "term-out" extension option, and bears interest at LIBOR + 1.40% to 2.15%, depending upon the collateral contributed to the borrowing base. This facility accepts a broad range of structured finance assets and has a final maturity of January 2005. On January 27, 2003, the Company extended the final maturity on this facility to January 2007.

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

        The Company has entered into the following cash flow hedges that are outstanding as of June 30, 2003. The net value associated with these hedges is reflected on the Company's Consolidated Balance Sheets (in thousands).

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date		Maturity Date	Estimated Value at June 30, 2003
Pay-Fixed Swap	75,000	5.580%	11/4/99	(1)	12/1/04	$(4,935)
Pay-Fixed Swap	125,000	2.885%	1/23/03		6/25/06	(3,759)
Pay-Fixed Swap	125,000	2.885%	2/11/03		6/25/06	(3,583)
Pay-Floating Swap	100,000	3.878%	11/27/02		8/15/08	6,280
Pay-Floating Swap	50,000	3.810%	11/27/02		8/15/08	2,964
LIBOR Cap	345,000	8.000%	5/22/02		5/28/14	9,066
LIBOR Cap	75,000	7.750%	11/4/99	(1)	12/1/04	—
LIBOR Cap	35,000	7.750%	11/4/99	(1)	12/1/04	—

Total Estimated Value						$6,033

Explanatory Note:

(1)
Acquired in connection with the TriNet Acquisition (see Note 1 to the Company's Consolidated Financial Statements).

        Between January 1, 2002 and June 30, 2003, the Company had two cash flow hedges each with a notional amount of $125.0 million and a strike price of 7.058% and 7.055% that expired in June 2003.

        During the six months ended June 30, 2003, the Company entered into two $125.0 million forward starting swaps. These pay-fixed swaps were effective in June 2003 and replaced the two $125.0 million pay-fixed swaps mentioned above. The two new pay-fixed swaps have a three-year term and expire on June 25, 2006. In addition, in connection with a portion of the Company's fixed-rate corporate bonds, the Company entered into two pay-floating interest rate swaps struck at 3.8775% and 3.81% and in the notional amounts of $100.0 million and $50.0 million, respectively. The Company pays one-month LIBOR and receives the stated fixed rate in return. These swaps mitigate the risk of changes in the fair value of $150.0 million of the Company's fixed-rate corporate bonds attributable to changes in LIBOR. For accounting purposes, the difference between the fixed rate received and the LIBOR rate paid on the notional amount of the swap is recorded as "Interest expense" on the Company's Consolidated Statements of Operations. In addition, the Company adjusts the value of the swap to its fair value and adjusts the carrying amount of the hedged liability by an offsetting amount on a quarterly basis.

        In connection with STARs, Series 2003-1 in May 2003, the Company entered into a LIBOR interest rate cap struck at 6.95% in the notional amount of $270.6 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not change the Company's net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the terms of these arrangements are substantially the same, the effects of a revaluation of these two instruments substantially offset one another.

        In connection with STARs, Series 2002-1 in May 2002, the Company entered into a LIBOR interest rate cap struck at 8.00% in the notional amount of $345.0 million. The Company utilizes the provisions of Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," with respect to such instruments. SFAS No. 133 provides that the up-front fees paid on option-based products such as caps should be expensed into earnings based on the allocation of the premium to the affected periods as if the agreement were a series of "caplets." These allocated premiums are then reflected as a charge to income (as part of interest expense) in the affected period. On May 28, 2002, in connection with the STARs, Series 2002-1 transaction, the Company paid a premium of $13.7 million for this interest rate cap. Using the "caplet" methodology discussed above, amortization of the cap premium is dependent upon the actual value of the caplets at inception.

        Certain of the Company's CTL joint ventures, have hedging activities which are more fully described in Note 6 to the Company's Consolidated Financial Statements.

        Off-Balance Sheet Transactions—The Company is not dependent on the use of any off-balance sheet financing arrangements for liquidity. As of June 30, 2003, the Company had investments in three corporate tenant lease joint ventures accounted for under the equity method, which had total debt obligations outstanding of approximately $176.1 million. The Company's pro rata share of the ventures' third-party debt was approximately $77.0 million (see Note 6 to the Company's Consolidated Financial Statements). These ventures were formed for the purpose of operating, acquiring and in certain cases, developing corporate tenant lease facilities. The debt obligations of these joint ventures are non-recourse to the ventures and the Company, and mature between fiscal years 2004 and 2011. As of June 30, 2003, the debt obligations consisted of six term loans bearing fixed rates per annum ranging from 7.61% to 8.43% and one variable-rate term loan with a rate of LIBOR + 1.25% per annum.

        The Company has certain discretionary and non-discretionary unfunded commitments related to its loans and other lending investments that it may need to, or choose to, fund in the future. Discretionary commitments are those under which the Company has sole discretion with respect to future funding. Non-discretionary commitments are those under which the Company is generally obligated to fund at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of June 30, 2003, the Company had 14 loans with unfunded commitments totaling $186.5 million, of which $71.0 million was discretionary and $115.5 million was non-discretionary.

        Ratings Triggers—On July 27, 2001, the Company completed a $300.0 million unsecured revolving credit facility with a group of leading financial institutions. The facility has an initial maturity of July 2003 with a one-year extension at the Company's option and another one-year extension at the lenders' option. This facility replaces two prior credit facilities maturing in 2002 and 2003, and bears interest at LIBOR + 2.125% per annum based on the Company's senior unsecured credit ratings of BB+ from S&P, Ba1 from Moody's and BBB- from Fitch Ratings. If the Company achieves a higher rating from either S&P or Moody's, the facility's interest rate will improve to LIBOR + 2.00% per annum. If the Company's credit rating is downgraded by any of the rating agencies (regardless of how far), the facility's interest rate will increase to LIBOR + 2.25% per annum. In the event the Company receives two credit ratings that are not equivalent, the spread over LIBOR shall be determined by the lower of the two such ratings. As of June 30, 2003, no amounts are outstanding on this facility. Accordingly, management does not believe any rating changes would have a material adverse impact on the Company's results of operations. There are no other ratings triggers in any of the Company's debt instruments or other operating or financial agreements.

        On July 30, 2002, the Company's senior unsecured credit rating was upgraded to an investment grade rating of BBB- from BB+ by Fitch Ratings. In addition, Moody's and S&P raised their ratings outlook for the Company's senior unsecured credit rating to "positive."

        Transactions with Related Parties—The Company has an investment in iStar Operating Inc. ("iStar Operating"), a taxable subsidiary that, through a wholly-owned subsidiary, services the Company's loans and certain loan portfolios owned by third parties. The Company owns all of the non-voting preferred stock and a 95.00% economic interest in iStar Operating. An affiliate of the Company's largest shareholder is the owner of all the voting common stock and a 5.00% economic interest in iStar Operating. As of June 30, 2003, there have never been any distributions to the common shareholder, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of iStar Operating at fair market value, which the Company believes to be nominal. In addition to the direct general and administrative costs of iStar Operating, the Company allocates a portion of its general overhead expenses to iStar Operating based on the number of employees at iStar Operating as a percentage of the Company's total employees.

        iStar Operating has elected to be treated as a taxable REIT subsidiary for purposes of maintaining compliance with the REIT provisions of the Code and is accounted for under the equity method for financial statement reporting purposes and is presented in "Investments in and advances to joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Balance Sheets. The Company will consolidate this entity as a VIE (see Note 3) effective July 1, 2003, with no material impact. As of June 30, 2003, iStar Operating had no debt obligations.

        In addition, the Company had an investment in TriNet Management Operating Company, Inc. ("TMOC"), an entity originally formed to make a $2.0 million investment in the convertible debt securities of a real estate company which trades on the Mexican Stock Exchange. This investment was made by TriNet prior to its acquisition by the Company in 1999. Prior to March 29, 2003, the Company owned 95.00% of the outstanding voting and non-voting common stock (representing 1.00% voting power and 95.00% of the economic interest) in TMOC. The owners of the remaining TMOC stock were two executives of the Company. On March 29, 2003, the Company purchased the remaining 5.00% interest from the executives for approximately $2,000, an amount that was equal to the carrying value, which was less than their original investment. Following this purchase, the Company owned 100.00% of TMOC and therefore consolidated the entity for accounting purposes. On June 30, 2003, the $2.0 million investment was fully repaid.

        The Company entered into an employment agreement with its Chief Executive Officer as of March 31, 2001. In addition to the salary and bonus provisions of the agreement, the agreement provides for an award of 2.0 million phantom units to the executive, each of which notionally represents one share of the Company's Common Stock. Portions of these phantom units will vest on a contingent basis if the average closing price of the Company's Common Stock achieves certain levels (ranging from $25.00 to $37.00 per share) for 60 consecutive calendar days. The total rate of return (share price appreciation plus the reinvestment of dividends at market price on the date of distribution) from December 31, 2000 through June 30, 2003 was 127.18% Contingently vested units will become fully vested, meaning that they are no longer subject to forfeiture, if the executive remains employed through March 30, 2004, or earlier upon certain change of control and termination events. When and if contingently vested phantom units become fully vested units, the Company must deliver to the executive either a number of shares of Common Stock equal to the number of fully vested units or an amount of cash equal to the then fair market value of that number of shares of Common Stock. If shares were unavailable under the Company's then long-term incentive plans, this obligation could require the Company to make a substantial cash payment to the executive. See "Critical Accounting Policies—Executive Compensation" below for a discussion of the accounting treatment applicable to the compensation awarded to the Chief Executive Officer under this agreement.

        DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three months ended June 30, 2003 and 2002, the Company issued a total of approximately 750,000 and 459,000 shares of its Common Stock, respectively, and during the six months ended June 30, 2003 and 2002, the Company issued a total of approximately 1.4 million and 1.2 million shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three months ended June 30, 2003 and 2002 were approximately $25.6 million and $13.0 million, respectively, and $42.9 million and $33.4 million during the six months ended June 30, 2003 and 2002, respectively. There are 4.8 million shares available under the plan as of June 30, 2003.

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

        Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. During the six months ended June 30, 2003, management reviewed and evaluated its critical accounting policies as further disclosed in the Company's December 31, 2002 Form 10-K and believes them to be appropriate. The Company's accounting policies are described in Note 3 to the Company's Consolidated Financial Statements. The following are significant events relating to critical accounting policies during the six months ended June 30, 2003:

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

        During 2001, the Company entered into three-year employment agreements with its Chief Executive Officer and its former President. In addition, during 2002 the Company entered into a three-year employment agreement with its Chief Financial Officer. See Note 10 to the Company's Consolidated Financial Statements for a more detailed description of these employment agreements.

        The following is a hypothetical illustration of the effects on the Company's net income and adjusted earnings of the full vesting of phantom units under the employment agreement with the Chief Executive Officer. During the six months ended June 30, 2003, 1.0 million of the phantom shares awarded to the Chief Executive Officer were contingently vested. Subsequent to June 30, 2003, an additional 600,000 shares contingently vested. Absent an earlier change of control or termination of employment, these 1,600,000 shares will not become fully vested until March 31, 2004. Assuming that the market price of the Common Stock on March 31, 2004 is $36.50 (which was the market price of the Common Stock on June 30, 2003), the Company would incur a one-time non-cash charge to both net income and earnings at that time equal to $58.4 million (the fair market value of the 1,600,000 shares at $36.50 per share) subject to the availability of 1.6 million shares under the Company's LTIP.

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

New Accounting Standards

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The Company will adopt the provisions of this statement, as required, on July 1, 2003, and it is not expected to have a significant financial impact on the Company's Consolidated Financial Statements.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an interpretation of ARB 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE"), and how to determine when and which business enterprise should consolidate a VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements took effect immediately and were required for all financial statements initially issued or modified after January 31, 2003. Immediate consolidation is required for VIEs entered into or modified after February 1, 2003 in which the Company is deemed the primary beneficiary. For VIEs in which the Company entered into prior to February 1, 2003 consolidation will be required by the Company effective with the Company's third quarter 2003 reporting. The adoption of the additional consolidation provisions of FIN 46 is not expected to have a material impact on the Company's financial statements.

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

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and

Technical Corrections." SFAS No. 145 rescinds both FASB Statements No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, FASB Statement No. 64 ("SFAS No. 64"), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"; however, due to the nature of the Company's operations, such treatment may not be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted the provisions of this statement, as required, on January 1, 2003. For the three and six months ended June 30, 2002, the Company reclassified $12.2 million from "Extraordinary loss from early extinguishment of debt" into "Loss on early extinguishment of debt in continuing operations" on the Company's Consolidated Statements of Operations.

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

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in business combinations and requires intangible assets to be recognized apart from goodwill if certain tests are met. SFAS No. 142 requires that goodwill not be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. The Company adopted the provisions of both statements for transactions initiated after June 30, 2001, as required, and the adoption did not have a significant impact on the Company.

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

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the disclosure committee and other members of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

        There have been no significant changes in the Company's internal controls that could significantly affect internal controls subsequent to the date that the Company carried out its evaluation

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of the Company was held on June 3, 2003. A total of 95,357,566 votes were cast at the meeting by shareholders, representing 94.42% of the outstanding voting power of the Company's common stock and preferred stock, all series, voting as one class.

        1. Election of Directors.    At the meeting, four directors were elected for terms expiring in 2004. For each nominee, the numbers of votes cast for and withheld, and the percentages of total number of shares present represented by such votes, were as follows:

NOMINEE	FOR	WITHHELD
Jay Sugarman	93,992,234 (98.6%)	1,365,332 (1.4%)
Willis Andersen, Jr.	92,942,035 (97.5%)	2,415,531 (2.5%)
John G. McDonald	94,323,569 (99.0%)	1,033,997 (1.0%)
Jeffrey A. Weber	94,295,250 (98.9%)	1,062,316 (1.1%)

        2. Charter Amendment.    At the meeting, the shareholders also approved a proposed amendment to the Company's charter eliminating staggered terms for directors and providing instead for annual election of directors. The number of votes cast for and against the proposed charter amendment, the number of abstentions and the percentages of total number of shares present represented by such votes, were as follows:

FOR	AGAINST	ABSTAIN
93,207,613 (97.7%)	1,977,058 (2.1%)	172,895 (0.2%)

        3. iStar Financial Executive and Director High Performance Unit Program.    At the meeting, the shareholders also approved the proposed iStar Financial Executive and Director High Performance Unit Program. The number of votes cast for and against the proposal, the number of abstentions, the percentages of total number of shares present represented by such votes, and the number of broker non-votes, were as follows:

FOR	AGAINST	ABSTAIN	NON-VOTES
64,422,484 (92.3%)	4,992,326 (7.1%)	392,367 (0.6%)	25,550,338

        4. Ratification of Auditors.    Also at the meeting, the selection of PricewaterhouseCoopers LLP as the Company's independent public accountants for the year ending December 31, 2003 was ratified. The number of votes cast for and against the selection of accountants, as well as the number of abstentions, were as follows:

FOR	AGAINST	ABSTAIN
92,604,301 (97.1%)	1,677,167 (1.6%)	1,076,097 (1.1%)

ITEM 5. OTHER INFORMATION

        Subsequent to the end of the quarter covered by this report, Andrew Farkas voluntarily resigned from the Company's Board of Directors to pursue other interests.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a.
  Exhibits

  3.0
  Articles Supplementary relating to the Series E Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Company's Form 8-A filed on July 8, 2003.

  4.0
  Form of 7 7/8% Series E Cumulative Redeemable Preferred Stock Certificate, incorporated herein by reference to Exhibit 4 to the Company's Form 8-A filed on July 8, 2003.

  31.0
  Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.

  32.0
  Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

  b.
  Reports on Form 8-K

    On April 9, 2003, a Current Report on Form 8-K was filed in order to file the underwriting agreement in connection with the offering of the Company's 7.0% Senior Notes due 2008.

    On April 15, 2003, a Current Report on Form 8-K was filed in order to file the Global Note evidencing the Company's 7.0% Senior Notes due 2008 and the Opinion of Clifford Chance US LLP.

    On April 24, 2003, a Current Report on Form 8-K was filed in order to file the Company's Earnings Release in connection with the quarter ended March 31, 2003.

    On May 9, 2003, a Current Report on Form 8-K was filed in order to file the Company's Press Release regarding the private bond offering under the "STARs" proprietary match funding program.

    On May 15, 2003, a Current Report on Form 8-K was filed in order to file the underwriting agreement in connection with the sale of 6,854,080 shares of Common Stock.

    On May 15, 2003, a Current Report on Form 8-K was filed that included the certification of the Company's chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    On May 19, 2003, a Current Report on Form 8-K was filed in order to file the Opinion of Clifford Chance US LLP regarding the sale of 6,854,080 shares of Common Stock.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSTAR FINANCIAL INC. Registrant
Date: August 14, 2003	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer
Date: August 14, 2003	/s/ CATHERINE D. RICE Catherine D. Rice Chief Financial Officer

QuickLinks

iStar Financial Inc. Index to Form 10-Q
iStar Financial Inc. Consolidated Balance Sheets (In thousands, except per share data) (unaudited)
iStar Financial Inc. Consolidated Statements of Operations (In thousands, except per share data) (unaudited)
iStar Financial Inc. Consolidated Statements of Cash Flows (In thousands) (unaudited)
iStar Financial Inc. Notes to Consolidated Financial Statements
SIGNATURES