Form 10-Q
period 2003-09-30
ISTAR FINANCIAL INC
filed 2003-11-13
CIK 1095651

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-15371

iSTAR FINANCIAL INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	95-6881527 (I.R.S. Employer Identification Number)
1114 Avenue of the Americas, 27th Floor New York, NY (Address of principal executive offices)	10036 (Zip code)

Registrant's telephone number, including area code: (212) 930-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of Exchange on which registered:
Common Stock, $0.001 par value	New York Stock Exchange
9.375% Series B Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
9.200% Series C Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
8.000% Series D Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.875% Series E Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.800% Series F Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange

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

        As of November 7, 2003, there were 101,434,366 shares of common stock of iStar Financial Inc. $0.001 par value per share outstanding ("Common Stock").

iStar Financial Inc.

Index to Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	As of September 30, 2003	As of December 31, 2002
ASSETS
Loans and other lending investments, net	$3,579,479	$3,050,342
Corporate tenant lease assets, net	2,497,999	2,291,805
Investments in and advances to joint ventures and unconsolidated subsidiaries	29,957	30,611
Assets held for sale	34,470	28,501
Cash and cash equivalents	23,154	15,934
Restricted cash	70,496	40,211
Accrued interest and operating lease income receivable	24,789	26,804
Deferred operating lease income receivable	47,404	36,739
Deferred expenses and other assets	198,037	90,750

Total assets	$6,505,785	$5,611,697

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$117,528	$117,001
Dividends payable	1,900	5,225
Debt obligations	4,114,348	3,461,590

Total liabilities	4,233,776	3,583,816

Commitments and contingencies	—	—
Minority interest in consolidated entities	4,904	2,581
Shareholders' equity:
Series A Preferred Stock, $0.001 par value, liquidation preference $50.00 per share, 1,600 and 4,400 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	2	4
Series B Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 2,000 shares issued and outstanding at September 30, 2003 and December 31, 2002	2	2
Series C Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 1,300 shares issued and outstanding at September 30, 2003 and December 31, 2002	1	1
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at September 30, 2003 and December 31, 2002	4	4
Series E Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,600 and 0 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	6	—
Series F Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 and 0 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	4	—
High Performance Units	5,110	1,359
Common Stock, $0.001 par value, 200,000 shares authorized, 101,423 and 98,114 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	101	98
Warrants and options	20,602	20,322
Additional paid-in capital	2,466,360	2,281,636
Retained earnings (deficit)	(175,528)	(227,769)
Accumulated other comprehensive income (losses) (See Note 12)	(1,503)	(2,301)
Treasury stock (at cost)	(48,056)	(48,056)

Total shareholders' equity	2,267,105	2,025,300

Total liabilities and shareholders' equity	$6,505,785	$5,611,697

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002*	2003	2002*
Revenue:
Interest income	$77,167	$66,786	$224,672	$187,057
Operating lease income	65,399	62,594	196,226	174,662
Other income	9,971	4,822	22,741	21,263

Total revenue	152,537	134,202	443,639	382,982

Costs and expenses:
Interest expense	47,185	47,471	145,357	135,935
Operating costs—corporate tenant lease assets	4,881	3,616	12,550	9,543
Depreciation and amortization	13,696	12,591	40,483	34,598
General and administrative	11,154	8,088	27,870	22,849
General and administrative—stock-based compensation expense	848	9,546	2,537	17,365
Provision for loan losses	1,750	2,000	5,250	5,750
Loss on early extinguishment of debt	—	—	—	12,166

Total costs and expenses	79,514	83,312	234,047	238,206

Net income before equity in earnings from joint ventures and unconsolidated subsidiaries, minority interest and other items	73,023	50,890	209,592	144,776
Equity in earnings from joint ventures and unconsolidated subsidiaries	744	85	586	1,301
Minority interest in consolidated entities	(40)	(40)	(119)	(122)

Net income from continuing operations	73,727	50,935	210,059	145,955
Income from discontinued operations	450	1,612	1,555	5,620
Gain from discontinued operations	701	123	964	717

Net income	74,878	52,670	212,578	152,292
Preferred dividend requirements	(8,258)	(9,227)	(26,712)	(27,681)

Net income allocable to common shareholders and HPU holders(1)	$66,620	$43,443	$185,866	$124,611

Basic earnings per common share(2)	$0.66	$0.49	$1.85	$1.41

Diluted earnings per common share(2)(3)	$0.63	$0.47	$1.79	$1.36

*
Reclassified to conform to 2003 presentation.

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the three months ended September 30, 2003, net income used to calculate earnings per basic and diluted common share excludes $538 and $517 of net income allocable to HPU holders, respectively. For the nine months ended September 30, 2003, net income used to calculate earnings per basic and diluted common share excludes $1,517 and $1,470 of net income allocable to HPU holders, respectively.

(3)
For the three and nine months ended September 30, 2003, net income used to calculate earnings per diluted common share includes joint venture income of $40 and $119, respectively.

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Consolidated Statement of Changes in Shareholders' Equity

(In thousands)

(unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	High Performance Units	Common Stock at Par	Warrants and Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total
Balance at December 31, 2002	$4	$2	$1	$4	$—	$—	$1,359	$98	$20,322	$2,281,636	$(227,769)	$(2,301)	$(48,056)	$2,025,300
Exercise of options	—	—	—	—	—	—	—	1	280	19,620	—	—	—	19,901
Dividends declared—preferred	—	—	—	—	—	—	—	—	—	195	(26,712)	—	—	(26,517)
Dividends declared—common	—	—	—	—	—	—	—	—	—	—	(132,553)	—	—	(132,553)
Dividends declared—HPU's	—	—	—	—	—	—	—	—	—	—	(1,072)	—	—	(1,072)
Restricted stock units granted to employees	—	—	—	—	—	—	—	—	—	665	—	—	—	665
Options granted to employees	—	—	—	—	—	—	—	—	—	82	—	—	—	82
High performance units sold to employees	—	—	—	—	—	—	3,751	—	—	—	—	—	—	3,751
Net proceeds from preferred offering/exchange	(2)	—	—	—	6	4	—	—	—	90,728	—	—	—	90,736
Issuance of stock—DRIP/Stock purchase plan	—	—	—	—	—	—	—	2	—	73,434	—	—	—	73,436
Net income for the period	—	—	—	—	—	—	—	—	—	—	212,578	—	—	212,578
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	—	—	798	—	798

Balance at September 30, 2003	$2	$2	$1	$4	$6	$4	$5,110	$101	$20,602	$2,466,360	$(175,528)	$(1,503)	$(48,056)	$2,267,105

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002*	2003	2002*
Cash flows from operating activities:
Net income	$74,878	$52,670	$212,578	$152,292
Adjustments to reconcile net income to cash flows provided by operating activities:
Minority interest in consolidated entities	40	40	119	122
Non-cash expense for stock-based compensation	884	9,568	2,649	17,409
Depreciation and amortization	20,405	18,041	60,796	51,809
Depreciation and amortization from discontinued operations	77	139	77	455
Amortization of discounts/premiums, deferred interest and costs on lending investments	(12,753)	(9,612)	(38,095)	(22,232)
Discounts, loan fees and deferred interest received	12,398	22,838	23,128	31,878
Equity in earnings from joint ventures and unconsolidated subsidiaries	(744)	(85)	(586)	(1,301)
Distributions from operations of joint ventures	219	985	2,770	5,533
Loss on early extinguishment of debt	—	—	—	12,166
Deferred operating lease income receivable	(3,555)	(3,525)	(10,766)	(11,710)
Gain from discontinued operations	(701)	(123)	(964)	(717)
Provision for loan losses	1,750	2,000	5,250	5,750
Change in investments in and advances to joint ventures and unconsolidated subsidiaries	—	—	(2,877)	—
Changes in assets and liabilities:
Decrease in accrued interest and operating lease income receivable	2,532	11,236	637	8,633
(Increase) decrease in deferred expenses and other assets	(30,690)	798	(61,295)	(315)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(10,496)	(5,668)	(1,712)	4,943

Cash flows provided by operating activities	54,244	99,302	191,709	254,715

Cash flows from investing activities:
New investment originations	(822,901)	(285,544)	(1,636,215)	(1,385,281)
Add-on fundings under existing loan commitments	(12,110)	(2,483)	(33,251)	(17,987)
Net proceeds from sale of corporate tenant lease assets	7,598	—	11,563	3,702
Net proceeds from discontinued operations	—	12,500	—	17,500
Repayments of and principal collections on loans and other lending investments	435,548	202,503	872,940	478,321
Investments in and advances to unconsolidated joint ventures	—	—	—	(127)
Capital improvements for build-to-suit projects	—	(86)	—	(1,039)
Capital improvement projects on corporate tenant lease assets	(1,198)	(714)	(1,834)	(1,802)
Other capital expenditures on corporate tenant lease assets	(313)	(1,604)	(4,538)	(3,799)

Cash flows used in investing activities	(393,376)	(75,428)	(791,335)	(910,512)

Cash flows from financing activities:
Borrowings under secured revolving credit facilities	370,485	242,043	1,176,562	2,001,250
Repayments under secured revolving credit facilities	(385,317)	(201,429)	(1,351,985)	(1,643,369)
Borrowings under unsecured revolving credit facilities	130,000	—	130,000	—
Borrowings under term loans	183,000	—	233,000	53,562
Repayments under term loans	(7,224)	(1,621)	(61,049)	(16,588)
Borrowings under unsecured bond offerings	—	—	39,747	—
Borrowings under repurchase agreements	440	—	25,166	—
Repayments under repurchase agreements	(2,084)	—	(2,084)	—
Borrowings under secured bond offerings	—	—	645,822	885,079
Repayments under secured bond offerings	(14,852)	(5,531)	(179,279)	(469,784)
Borrowings under other debt obligations	—	1,000	—	1,048
Repayments under other debt obligations	—	—	—	(1,301)
Contribution from minority interest partner	2,408	—	2,408	—
Increase in restricted cash held in connection with debt obligations	(16,613)	(5,705)	(30,285)	(19,097)
Prepayment penalty on early extinguishment of debt	—	—	—	(3,950)
Payments for deferred financing costs	(3,586)	(4,138)	(33,381)	(40,541)
Distributions to minority interest in consolidated entities	(40)	(40)	(119)	(190)
Net proceeds from preferred offering/exchange	90,736	—	90,736	—
Common dividends paid	(66,676)	(56,525)	(132,553)	(112,589)
Preferred dividends paid	(8,228)	(9,145)	(26,517)	(27,433)
Dividends on HPUs	(536)	—	(1,072)	—
HPUs issued	14	1,359	3,751	1,359
Purchase of treasury stock	—	(7,218)	—	(7,218)
Proceeds from exercise of options and issuance of DRIP/Stock purchase shares	35,244	24,882	77,978	60,033

Cash flows provided by (used in) financing activities	307,171	(22,068)	606,846	660,271

(Decrease) increase in cash and cash equivalents	(31,961)	1,806	7,220	4,474
Cash and cash equivalents at beginning of period	55,115	18,338	15,934	15,670

Cash and cash equivalents at end of period	$23,154	$20,144	$23,154	$20,144

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$52,050	$53,388	$136,198	$129,420

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

        The Company's primary product lines include:

  •
  Structured Finance. The Company provides senior and subordinated loans that typically range in size from $20 million to $100 million to borrowers holding high-quality real estate. These loans may be either fixed or variable rate and are structured to meet the specific financing needs of the borrowers, including the acquisition or financing of large, high-quality real estate. The Company offers borrowers a wide range of structured finance options, including first mortgages, second mortgages, partnership loans, participating debt and interim facilities. The Company's structured finance transactions have maturities generally ranging from three to ten years. As of September 30, 2003, based on gross carrying values, the Company's structured finance assets represented 24.75% of its assets.

  •
  Portfolio Finance. The Company provides funding to regional and national borrowers who own multiple facilities in geographically diverse portfolios. Loans are cross-collateralized to give the Company the benefit of all available collateral and underwritten to recognize inherent portfolio diversification. Property types include multifamily, suburban office, hotels and other property types where individual property values are less than $20 million on average. Loan terms are structured to meet the specific requirements of the borrower and typically range in size from $25 million to $150 million. The Company's portfolio finance transactions have maturities generally ranging from three to ten years. As of September 30, 2003, based on gross carrying values, the Company's portfolio finance assets represented 15.07% of its assets.

  •
  Corporate Finance. The Company provides senior and subordinated capital to corporations engaged in real estate or real estate-related businesses. Financings may be either secured or unsecured and typically range in size from $20 million to $150 million. The Company's corporate finance transactions have maturities generally ranging from five to ten years. As of September 30, 2003, based on gross carrying values, the Company's corporate finance assets represented 9.56% of its assets.

  •
  Loan Acquisition. The Company acquires whole loans and loan participations which present attractive risk-reward opportunities. Loans are generally acquired at a small discount to the principal balance outstanding. Loan acquisitions typically range in size from $5 million to $100 million and are collateralized by all major property types. The Company's loan acquisition transactions have maturities generally ranging from three to ten years. As of September 30, 2003, based on gross carrying values, the Company's loan acquisition assets represented 6.12% of its assets.

  •
  Corporate Tenant Leasing. The Company provides capital to corporations and borrowers who control facilities leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to be paid by the corporate tenant on a triple net lease basis. Corporate tenant lease transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of September 30, 2003, based on gross carrying values, the Company's corporate tenant lease assets represented 41.81% of its assets.

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

        In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's consolidated financial position at September 30, 2003 and December 31, 2002 and the results of its operations, changes in shareholders' equity and its cash flows for the three and nine months ended September 30, 2003 and 2002, respectively. Such operating results are not necessarily indicative of the results that may be expected for any other interim periods or the entire year.

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

        In accordance with the recent adoption of Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" regarding the Company's acquisition of properties, purchase costs will be allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, will be determined as if vacant, that is, at replacement cost. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of customer relationships will be recorded at their relative fair values.

        Above-market and below-market in-place lease values for owned corporate tenant lease assets will be recorded based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between: (1) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition of the facilities; and (2) management's estimate of fair market lease rates for the facility or equivalent facility, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above- market (or below-market) lease value will be amortized as a reduction of (or, increase to) rental income over the remaining non-cancelable term of each lease plus any renewal periods with fixed rental terms that are considered to be below-market.

        The total amount of other intangible assets will be allocated to in-place lease values and customer relationship intangible values based on management's evaluation of the specific characteristics of each customer's lease and the Company's overall relationship with each customer. Characteristics to be considered in allocating these values include the nature and extent of the existing relationship with the customer, prospects for developing new business with the customer, the customer's credit quality and the expectation of lease renewals among other factors. Factors considered by management's analysis include the estimated carrying costs of the facility during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management will also consider information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs will include real estate taxes, insurance, other property operating costs and estimates of lost operating lease income at market rates during the hypothetical expected lease-up periods, based on management's assessment of specific market conditions. Management will estimate costs to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the facility. Management's estimates will be used to determine these values. These intangible assets are included in "Deferred expenses and other assets" on the Company's Consolidated Balance Sheets.

        The value of above-market or below-market in-place leases will be amortized to expense over the remaining initial term of each lease. The value of customer relationship intangibles will be amortized to expense over the initial and renewal terms of the leases, but no amortization period for intangible assets will exceed the remaining depreciable life of the building. In the event that a customer terminates its lease, the unamortized portion of each intangible, including market rate adjustments, lease origination costs, in-place lease values and customer relationship values, would be charged to expense.

        Capitalized interest—The Company capitalizes interest costs incurred during the construction period on qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. No interest was capitalized during the three months ended September 30, 2003 and 2002, and approximately $0 and $70,000 was capitalized during the nine months ended September 30, 2003 and 2002, respectively.

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

        Revenue recognition—The Company's revenue recognition policies are as follows:

        Loans and other lending investments:    Management considers nearly all of its loans and other lending investments to be held-to-maturity, although a small number of investments may be classified as available-for-sale. The Company reflects held-to-maturity investments at amortized cost less allowance for loan losses, acquisition premiums or discounts, deferred loan fees and undisbursed loan funds. Unrealized gains and losses on available-for-sale investments are included in "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included in the Company's net income. On occasion, the Company may acquire loans at small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as a yield adjustment. If loans with premiums, discounts, loan origination or exit fees are prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase in the prepayment gain or loss. Interest income is recognized using the effective interest method applied on a loan-by-loan basis.

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

        Allowance for doubtful accounts—The Company has recently developed an accounting policy that requires a reserve on the Company's accrued operating lease income receivable balances and on the deferred operating lease income receivable balances. The reserve will cover asset specific problems (i.e., bankruptcy) as they arise and a general reserve for unforeseen issues. The Company's methodology for determining an appropriate reserve level is to take an allowance: (1) for operating lease payments that are more than 60-days delinquent and have a low probability of collection; (2) for certain problem assets against the shortfall between deferred operating lease income receivable and any asset-specific deposits, multiplied by an expected default percentage; and (3) to build a general reserve of 3.00% - 5.00% (based on the credit rating of the customer) on the shortfall between deferred operating lease income receivable and the customers' security deposit or letter of credit.

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

        New accounting standards—In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The FASB recently issued FASB Staff Position ("FSP") 150-3, which defers the provisions of paragraphs 9 and 10 of SFAS No. 150 indefinitely as they apply to mandatorily redeemable noncontrolling interests associated with finite-lived entities. The Company adopted the provisions of this statement, as required, on July 1, 2003, and it did not have a significant financial impact on the Company's Consolidated Financial Statements.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an interpretation of ARB 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE"), and how to determine when and which business enterprise should consolidate a VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements took effect immediately and were required for all financial statements initially issued or modified after January 31, 2003. Immediate consolidation is required for VIEs entered into or modified after February 1, 2003 in which the Company is deemed the primary beneficiary. For VIEs in which the Company entered into prior to February 1, 2003, the FASB recently issued FSP to defer FIN 46 for those older entities to December 31, 2003. The adoption of the additional consolidation provisions of FIN 46 is not expected to have a material impact on the Company's financial statements.

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

        SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock awards for the three and nine months ended September 30, 2003 and 2002, respectively, are presented below (in thousands except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net income allocable to common shareholders and HPU holders, as reported(1)	$66,620	$43,443	$185,866	$124,611
Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(24)	(47)	(72)	(141)

Pro forma net income allocable to common shareholders and HPU holders	$66,596	$43,396	$185,794	$124,470

Earnings per share:
Basic—as reported(2)	$0.66	$0.49	$1.85	$1.41
Basic—pro forma(2)	$0.66	$0.49	$1.85	$1.41
Diluted—as reported(2)(3)	$0.63	$0.47	$1.79	$1.36
Diluted—pro forma(2)(3)	$0.63	$0.47	$1.79	$1.36

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the three months ended September 30, 2003, net income used to calculate earnings per basic and diluted common share excludes $538 and $517 of net income allocable to HPU holders, respectively. For the nine months ended September 30, 2003, net income used to calculate earnings per basic and diluted common share excludes $1,517 and $1,470 of net income allocable to HPU holders, respectively.

(3)
For the three and nine months ended September 30, 2003, net income used to calculate earnings per diluted common share includes joint venture income of $40 and $119, respectively.

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

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both FASB Statements No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, FASB Statement

No. 64 ("SFAS No. 64"), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"; however, due to the nature of the Company's operations, such treatment may not be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted the provisions of this statement, as required, on January 1, 2003. For the nine months ended September 30, 2002, the Company reclassified $12.2 million from "Extraordinary loss from early extinguishment of debt" into "Loss on early extinguishment of debt" in continuing operations on the Company's Consolidated Statements of Operations.

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

        In July 2001, the FASB issued SFAS No. 141 and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also addresses the initial recognition and measurement of goodwill and other intangible assets acquired in business combinations and requires intangible assets to be recognized apart from goodwill if certain tests are met. SFAS No. 142 requires that goodwill not be amortized but instead be measured for impairment at least annually, or when events indicate that there may be an impairment. The Company adopted the provisions of both statements for transactions initiated after June 30, 2001, as required, and the adoption did not have a significant impact on the Company.

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

Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments

        The following is a summary description of the Company's loans and other lending investments (in thousands)(1):

				Carrying Value as of
Type of Investment	Underlying Property Type	# of Borrowers In Class	Principal Balances Outstanding	September 30, 2003	December 31, 2002	Effective Maturity Dates	Contractual Interest Payment Rates(2)	Contractual Interest Accrual Rates(2)	Principal Amortization		Participation Features
Senior Mortgages(3)	Office/Residential/ Retail/Industrial/ Conference Center/ Mixed Use/Hotel/ Recreation/Other	39	$1,978,143	$1,943,076	$1,675,797	2004 to 2021	Fixed: 7.03% to 10.30% Variable: LIBOR + 1.50% to LIBOR + 6.50%	Fixed: 7.03% to 10.30% Variable: LIBOR + 1.50% to LIBOR + 6.50%	Yes	(4)	No
Subordinate Mortgages	Office/Residential/ Retail/Mixed Use/ Hotel	22	555,742	554,489	629,486	2003 to 2013	Fixed: 7.00% to 15.00% Variable: LIBOR + 1.79% to LIBOR + 7.02%	Fixed: 7.32% to 17.00% Variable: LIBOR + 1.79% to LIBOR + 7.02%	Yes	(4)	No
Corporate/Partnership Loans	Office/Residential/ Mixed Use/Hotel/ Recreation/ Other	24	716,591	685,347	441,028	2003 to 2013	Fixed: 6.00% to 15.00% Variable: LIBOR + 3.50% to LIBOR + 12.77%	Fixed: 7.33% to 17.50% Variable: LIBOR + 3.50% to LIBOR + 12.77%	Yes	(4)	Yes	(5)
Other Lending Investments—Loans	Office/Mixed Use/Other	4	31,038	24,681	23,167	2006 to 2008	Fixed: 10.00% Variable: LIBOR + 4.75%	Fixed: 17.50% Variable: LIBOR + 4.75%	No		Yes	(5)
Other Lending Investments—Securities(6)	Residential/ Retail/Industrial/ Mixed Use/ Hotel/ Recreation/Other	14	410,957	403,072	310,114	2003 to 2013	Fixed: 6.75% to 12.50% Variable: LIBOR + 2.82% to LIBOR + 8.27%	Fixed: 6.75% to 12.50% Variable: LIBOR +2.82% to LIBOR + 8.27%	Yes	(4)	No

Gross Carrying Value				$3,610,665	$3,079,592
Provision for Loan Losses				(31,186)	(29,250)

Total, Net				$3,579,479	$3,050,342

Explanatory Notes:

(1)
Details are for loans outstanding as of September 30, 2003.

(2)
Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR on September 30, 2003 was 1.12%. As of September 30, 2003, five loans with a combined carrying value of $94.2 million have a stated accrual rate that exceeds the stated pay rate, however, one of these loans, with a carrying value of $27.1 million, has been placed on non-accrual status and the Company is only recognizing income based on cash received for interest.

(3)
Includes a participation interest in a first mortgage.

(4)
The loans require fixed payments of principal and interest resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity.

(5)
Under some of the loans, the lender receives additional payments representing additional interest from participation in available cash flow from operations of the property.

(6)
Generally consists of term preferred stock or debt interests that are specifically originated or structured to meet customer financing requirements and the Company's investment criteria. These investments do not typically consist of securities purchased in the open market or as part of broadly-distributed offerings. In addition, two of these securities are classified as available-for-sale and are reflected at fair value with a corresponding entry to "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets.

        During the nine months ended September 30, 2003 and 2002, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $1,360.6 million and $1,108.5 million in loans and other lending investments, funded $33.3 million and $18.0 million under existing loan commitments, and received principal repayments of $872.9 million and $478.3 million.

        As of September 30, 2003, the Company had 15 loans with unfunded commitments. The total unfunded commitment amount was approximately $207.0 million, of which $71.0 million was discretionary and $136.0 million was non-discretionary.

        The Company's loans and other lending investments are predominantly pledged as collateral under either the iStar Asset Receivables secured notes, the secured revolving credit facilities or secured term loans (see Note 7).

        The Company has reflected provisions for loan losses of approximately $1.8 million and $2.0 million in its results of operations during the three months ended September 30, 2003 and 2002, respectively, and $5.3 million and $5.8 million during the nine months ended September 30, 2003 and 2002, respectively. These provisions represent loan portfolio reserves based on management's evaluation of general market conditions, the Company's internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults, and the credit quality of the underlying collateral. During the three months ended September 30, 2003, the Company took a $3.3 million direct impairment on a $30.4 million partnership loan on a class A building located in Pittsburgh, Pennsylvania. In August 2003 the borrower stopped making its debt service payments due to insufficient cash flow caused by vacancies at the property. After taking the impairment charge and lowering the book value of the asset to $27.1 million, the Company is comfortable that it has adequate collateral to support the book value of the asset.

        Changes in the Company's provision for loan losses were as follows:

Provision for loan losses, December 31, 2001	$21,000
Additional provision for loan losses	8,250

Provision for loan losses, December 31, 2002	29,250
Additional provision for loan losses	5,250
Impairment on loans	(3,314)

Provision for loan losses, September 30, 2003	$31,186

Note 5—Corporate Tenant Lease Assets

        During the nine months ended September 30, 2003 and 2002, respectively, the Company acquired an aggregate of approximately $275.6 million and $276.8 million in corporate tenant lease assets and disposed of corporate tenant lease assets for net proceeds of approximately $11.6 million and $3.7 million, respectively.

        The Company's investments in corporate tenant lease assets, at cost, were as follows (in thousands):

	September 30, 2003	December 31, 2002
Facilities and improvements	$2,172,898	$1,959,309
Land and land improvements	455,904	428,365
Direct financing lease	35,613	32,640
Less: accumulated depreciation	(166,416)	(128,509)

Corporate tenant lease assets, net	$2,497,999	$2,291,805

        Under certain leases, the Company is entitled to receive additional participating lease payments to the extent gross revenues of the corporate tenant exceed a base amount. The Company did not earn any such additional participating lease payments on these leases in the three or nine months ended September 30, 2003 and 2002. In addition, the Company also receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended September 30, 2003 and 2002 were approximately $7.9 million and $7.4 million, respectively, and $24.5 and $21.8 million for the nine months ended September 30, 2003 and 2002, respectively, and are included as a reduction of "Operating costs—corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

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

        On August 14, 2003, the Company sold two corporate tenant lease assets for net proceeds of $7.6 million, and realized a gain of approximately $701,000. On January 7, 2003, the Company sold one corporate tenant lease asset for net proceeds of $4.0 million, and realized a gain of approximately $263,000.

        As of September 30, 2003, there were three corporate tenant lease assets with a book value of $34.5 million classified as "Assets held for sale" on the Company's Consolidated Balance Sheets. Two of these assets were sold subsequent to quarter end and the third asset, with a carrying value of $24.8 million, is being marketed for sale.

        The results of operations from corporate tenant lease assets sold or held for sale in the current and prior periods are classified in "Income from discontinued operations" on the Company's Consolidated Statements of Operations even though such income was actually recognized by the Company prior to the asset sale. Gains from the sale of corporate tenant lease assets are classified as "Gain from discontinued operations" on the Company's Consolidated Statements of Operations.

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

Note 6—Joint Ventures, Unconsolidated Subsidiaries and Minority Interest

        Income generated from the Company's joint venture investments and unconsolidated subsidiaries is included in "Equity in earnings from joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Statements of Operations.

        The Company's ownership percentages, its investments in and advances to unconsolidated joint ventures and subsidiaries, the Company's pro rata share of its ventures' third-party, non-recourse debt as of September 30, 2003 and its respective income for the three months ended September 30, 2003 are presented below (in thousands):

			JV Income for the Three Months Ended September 30, 2003	Pro Rata Share of Third-Party Non-Recourse Debt(1)	Third-Party Debt
Joint Ventures and Unconsolidated Subsidiaries	Ownership %	Equity Investment			Interest Rate	Scheduled Maturity Date
Unconsolidated Joint Ventures:
Sunnyvale	44.70%	$11,601	$429	$10,728	LIBOR + 1.25%	November 2004(2)
CTC I	50.00%	13,293	277	59,719	7.66% — 7.87%	Various through 2011
ACRE Simon	20.00%	5,063	38	6,457	7.61% — 8.43%	Various through 2011

Total		$29,957	$744	$76,904

Explanatory Notes:

(1)
The Company reflects its pro rata share of third-party, non-recourse debt, rather than the total amount of the joint venture debt, because the third-party, non-recourse debt held by the joint ventures is not guaranteed by the Company nor does the Company have any additional commitments to fund such debt obligations.

(2)
On October 13, 2003, the venture extended the final maturity of the loan to November 2004.

        Investments in and advances to unconsolidated joint ventures:    At September 30, 2003, the Company had investments in three unconsolidated joint ventures: (1) TriNet Sunnyvale Partners L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant, Trustee; (2) Corporate Technology Centre Associates, LLC ("CTC I"), whose external member is Corporate Technology Centre Partners, LLC; and (3) ACRE Simon, LLC ("ACRE"), whose external partner is

William E. Simon & Sons Realty Investments, LLC. These ventures were formed for the purpose of operating, acquiring and, in certain cases, developing corporate tenant lease facilities.

        At September 30, 2003, the ventures comprised 12 net leased facilities. The Company's combined investment in these joint ventures at September 30, 2003 was $30.0 million. The joint ventures' carrying value for the 12 facilities owned at September 30, 2003 was $193.3 million. In aggregate, the joint ventures had total assets of $235.2 million and total liabilities of $184.3 million as of September 30, 2003, and net income of approximately $1.5 million and $5.6 million and for the three and nine months ended September 30, 2003, respectively. The Company accounts for these investments under the equity method because the Company's joint venture partners have certain participating rights giving them shared control over the ventures.

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

        Effective September 29, 2000, iStar Sunnyvale Partners, LP, which is wholly owned by Sunnyvale, entered into an interest rate cap agreement limiting the venture's exposure to interest rate movements on its $24.0 million LIBOR-based mortgage loan to an interest rate of 9.00% through November 9, 2003. On September 29, 2003, in connection with the extension of the ventures' debt, the venture extended the cap through November 9, 2004. Currently, the limited partners of Sunnyvale have the option to convert their partnership interest into cash; however, the Company may elect to deliver 297,728 shares of Common Stock in lieu of cash.

        Investments in and advances to unconsolidated subsidiaries:    The Company has an investment in iStar Operating, a taxable subsidiary that, through a wholly-owned subsidiary, services the Company's loans and certain loan portfolios owned by third parties. The Company owns all of the non-voting preferred stock and a 95.00% economic interest in iStar Operating. An affiliate of the Company's largest shareholder is the owner of all the voting common stock and a 5.00% economic interest in iStar Operating. As of September 30, 2003, there have never been any distributions to the common shareholder, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of iStar Operating at fair market value, which the Company believes to be nominal.

        iStar Operating has elected to be treated as a taxable REIT subsidiary for purposes of maintaining compliance with the REIT provisions of the Code and prior to July 1, 2003 was accounted for under the equity method for financial statement reporting purposes and was presented in "Investments in and advances to joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Balance Sheets. As of July 1, 2003, the Company consolidates this entity as a VIE (see Note 3) with no material impact. Prior to its consolidation the Company allocated a portion of its general overhead expenses to iStar Operating based on the number of employees at iStar Operating as a percentage of the Company's total employees. These general overhead expenses were in addition to the direct general and administrative costs of iStar Operating. As of September 30, 2003, iStar Operating had no debt obligations.

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

        Minority Interest:    On September 29, 2003 the Company acquired a 96.00% interest in iStar Harborside LLC, an infinite life partnership, with the external partner holding the remaining 4.00% interest. The Company consolidates this partnership for financial statement purposes and records the minority interest of the external partner in "Minority interest in consolidated entities" in the Company's Consolidated Balance Sheets.

        The Company also holds a 98.00% interest in TriNet Property Partners, L.P with the external partners holding the remaining 2.00% interest. As of August 1999, the external partners have the option to convert their partnership interest into cash; however, the Company may elect to deliver 72,819 shares of Common Stock in lieu of cash. The Company consolidates this partnership for financial statement purposes and records the minority interest of the external partner in "Minority interest in consolidated entities" in the Company's Consolidated Balance Sheets.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7—Debt Obligations

        As of September 30, 2003 and December 31, 2002, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

		Carrying Value as of
	Maximum Amount Available			Stated Interest Rates(1)	Scheduled Maturity Date
		September 30, 2003	December 31, 2002
Secured revolving credit facilities:
Line of credit	$700,000	$126,640	$412,550	LIBOR + 1.75% — 2.25%	March 2005(2)
Line of credit	700,000	542,281	462,920	LIBOR + 1.40% — 2.15%	January 2007(2)
Line of credit	500,000	317,552	283,884	LIBOR + 1.50% — 1.75%	August 2005(2)
Line of credit	500,000	111,859	114,400	LIBOR + 1.50% — 2.25%	September 2005
Unsecured revolving credit facilities:
Line of credit	300,000	130,000	—	LIBOR + 2.125%	July 2004(3)

Total revolving credit facilities	$2,700,000	$1,228,332	$1,273,754

Secured term loans:
Secured by corporate tenant lease assets		193,000	193,000	LIBOR + 1.85%	July 2006(4)
Secured by corporate tenant lease assets		141,391	144,114	7.44%	March 2009
Secured by corporate tenant lease assets		135,000	—	LIBOR + 1.75%	October 2008(5)
Secured by corporate tenant lease assets		93,445	95,074	6.00% — 11.38%	Various through 2022
Secured by corporate lending investments		78,242	79,126	6.55%	November 2005
Secured by corporate lending investments		61,035	61,537	6.41%	January 2013
Secured by corporate lending investments		60,000	60,000	LIBOR + 2.50%	June 2004(6)
Secured by corporate lending investments		—	50,000	LIBOR + 2.50%	July 2006(7)
Secured by corporate lending investments		44,688	—	LIBOR + 0.60%	October 2003(7)
Secured by corporate lending investments		48,000	—	LIBOR + 2.125%	July 2008(8)

Total term loans		854,801	682,851
Less: debt discount		(156)	(236)

Total secured term loans		854,645	682,615
iStar Asset Receivables secured notes:
STARs Series 2002-1:
Class A1		67,536	236,694	LIBOR + 0.26%	June 2004(9)
Class A2		381,296	381,296	LIBOR + 0.38%	December 2009(9)
Class B		39,955	39,955	LIBOR + 0.65%	April 2011(9)
Class C		26,637	26,637	LIBOR + 0.75%	May 2011(9)
Class D		21,310	21,310	LIBOR + 0.85%	January 2012(9)
Class E		42,619	42,619	LIBOR + 1.235%	January 2012(9)
Class F		26,637	26,637	LIBOR + 1.335%	January 2012(9)
Class G		21,309	21,309	LIBOR + 1.435%	January 2012(9)
Class H		26,637	26,637	6.35%	January 2012(9)
Class J		26,637	26,637	6.35%	May 2012(9)
Class K		26,637	26,637	6.35%	May 2012(9)

Total iStar Asset Receivables secured notes		707,210	876,368
Less: debt discount		(4,146)	(4,425)
STARs Series 2003-1:
Class A1		239,879	—	LIBOR + 0.25%	October 28, 2005(10)
Class A2		248,206	—	LIBOR +0.35%	August 28, 2010(10)
Class B		18,452	—	LIBOR + 0.55%	July 28, 2011(10)
Class C		20,297	—	LIBOR + 0.65%	April 28, 2012(10)
Class D		12,916	—	LIBOR + 0.75%	October 28, 2012(10)
Class E		14,762	—	LIBOR + 1.05%	May 28, 2013(10)
Class F		14,762	—	LIBOR + 1.10%	June 28, 2013(10)
Class G		12,916	—	LIBOR + 1.25%	June 28, 2013(10)
Class H		12,916	—	4.97%	June 28, 2013(10)
Class J		14,761	—	5.07%	June 28, 2013(10)
Class K		25,833	—	5.56%	June 28, 2013(10)

Total iStar Asset Receivables secured notes		1,338,764	871,943
Unsecured notes:
7.00% Senior Notes(12)		185,000	—	7.00%	March 2008
6.75% Dealer Remarketable Securities(11)(12)(13)		—	125,000	6.75%	March 2013
7.70% Notes(11)(13)		100,000	100,000	7.70%	July 2017
7.95% Notes(11)(13)		50,000	50,000	7.95%	May 2006
8.75% Notes		350,000	350,000	8.75%	August 2008

Total unsecured notes		685,000	625,000
Less: debt discount		(36,406)	(11,603)
Plus: impact of pay-floating swap agreements(14)		4,969	3,920

Total unsecured notes		653,563	617,317
Other debt obligations		39,044	15,961	Various	Various

Total debt obligations		$4,114,348	$3,461,590

Explanatory Notes:

(1)
Substantially all variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on September 30, 2003 was 1.12% per annum.

(2)
Maturity date reflects a one-year "term-out" extension at the Company's option.

(3)
On May 14, 2003, the Company extended the final maturity on this facility to July 2004.

(4)
Maturity date reflects two one-year extensions at the Company's option.

(5)
On September 29, 2003, the Company closed a $135.0 million term loan secured by a corporate tenant lease asset it acquired the same day. The loan has a five-year term and bears interest at LIBOR + 1.75%.

(6)
On May 8, 2003, the Company extended the final maturity on this facility to June 2004.

(7)
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

(8)
On July 24, 2003, the Company closed a $48.0 million term loan secured by a corporate lending investment it originated in the third quarter of 2003. The loan has a three-year primary term and two one-year extension options and bears interest at LIBOR + 2.125%.

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

(10)
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

(11)
The notes are callable by the Company at any time for an amount equal to the total of principal outstanding, accrued interest and the applicable make-whole prepayment premium.

(12)
On March 14, 2003, the Company remarketed the 6.75% Dealer Remarketable Securities of its Leasing Subsidiary by acquiring and retiring those securities and by issuing 7.00% Senior Notes due March 2008 in exchange. The covenants in the Senior Notes due 2008 are substantially identical to the covenants contained in the Company's 8.75% Notes. On April 8, 2003, the Company issued an additional $35.0 million of Senior Notes bringing the aggregate principal of the Senior Notes to $185.0 million. The additional $35.0 million of Senior Notes has identical terms to the Senior Notes issued on March 14, 2003, but were issued at 102.75% of their principal amount to yield 6.34% per annum.

(13)
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

(14)
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

        Availability of amounts under the secured revolving credit facilities are based on percentage borrowing base calculations. In addition, certain of the Company's debt obligations contain covenants. These covenants are both financial and non-financial in nature. Significant financial covenants include limitations on the Company's ability to incur indebtedness beyond specified levels, restrictions on the Company's ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. Significant non-financial covenants include a requirement in its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of September 30, 2003, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

        On September 29, 2003, the Company closed a $135.0 million term loan secured by a corporate tenant lease asset it acquired the same day. The loan has a five-year term and bears interest at LIBOR + 1.75%.

        On July 24, 2003, the Company closed a $48.0 million term loan secured by a corporate lending investment it originated in the third quarter of 2003. The loan has a three-year primary term and two one-year extension options, and bears interest at LIBOR + 2.125%.

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

        On May 8, 2003, the Company extended the maturity on its $60.0 million term loan to June 2004.

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

        On July 27, 2001, the Company completed a $300.0 million unsecured revolving credit facility with a group of leading financial institutions. The facility has an initial maturity of July 2003, with a one-year extension at the Company's option and another one-year extension at the lenders' option. The facility replaces two prior credit facilities maturing in 2002 and 2003, and bears interest at LIBOR + 2.125%. On May 14, 2003, the Company extended the maturity of this facility to July 2004.

        On July 6, 2001, the Company financed a $75.0 million structured finance asset with a $50.0 million term loan bearing interest at LIBOR + 2.50%. The loan has a maturity of July 2006, including a one-year extension at the Company's option. This investment is a $75.0 million term preferred investment in a publicly-traded real estate company. The Company's investment carries an initial current yield of 10.50%, with annual increases of 0.50% in each of the next two years. In addition, the Company's investment is convertible into the customer's common stock at a strike price of $25.00 per share. The investment is callable by the customer between months 13 and 30 of the term at a yield maintenance premium, and after month 30, at a premium sufficient to generate a 14.62% internal rate of return on the Company's investment. The investment is putable by the Company to the customer for cash after five years. On April 9, 2003, the Company repaid this term loan and simultaneously entered into another $50.0 million term loan bearing interest at LIBOR + 0.60% and with a final maturity of October 2003.

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

        As of September 30, 2003, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2003 (remaining three months)	$59,731
2004	281,535
2005	877,095
2006	291,000
2007	545,165
Thereafter	2,095,561

Total principal maturities	4,150,087
Net unamortized debt discounts	(40,708)
Impact of pay-floating swap agreement	4,969

Total debt obligations	$4,114,348

Explanatory Note:

(1)
Assumes exercise of extensions to the extent such extensions are at the Company's option.

Note 8—Shareholders' Equity

      The Company's charter provides for the issuance of up to 200.0 million shares of Common Stock, par value $0.001 per share, and 30.0 million shares of preferred stock. The Company has 1.6 million shares of 9.50% Series A Cumulative Redeemable Preferred Stock, 2.3 million shares of 9.375% Series B Cumulative Redeemable Preferred Stock, 1.5 million shares of 9.20% Series C Cumulative Redeemable Preferred Stock, 4.6 million shares of 8.00% Series D Cumulative Redeemable Preferred Stock, 5.6 million shares of 7.875% Series E Cumulative Redeemable Preferred Stock and 4.0 million shares of 7.80% Series F Cumulative Redeemable Preferred Stock. The Series A, B, C, D, E and F Cumulative Redeemable Preferred Stock are redeemable without premium at the option of the Company at their respective liquidation preferences beginning on December 15, 2003, June 15, 2001, August 15, 2001, October 8, 2002, July 18, 2008 and September 29, 2008, respectively.

        In September 2003, the Company completed an underwritten public offering of 4.0 million shares of its 7.80% Series F Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per share and a redemption date beginning on September 29, 2008. The Company used the proceeds from the offering to repay a portion of its secured debt.

        In July 2003, the Company completed an underwritten public offering of 5.6 million shares of its 7.875% Series E Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per share and a redemption date beginning on July 18, 2008. The Series E Preferred Stock was issued in exchange for 2.8 million shares of the Company's 9.50% Series A Cumulative Redeemable Preferred Stock, having a liquidation preference of $50.00 per share. The Company did not receive any cash proceeds from the offering.

        On December 15, 1998, the Company issued warrants to acquire 6.1 million shares of Common Stock, as adjusted for dilution, at $34.35 per share. The warrants are exercisable on or after December 15, 1999 at a price of $34.35 per share and expire on December 15, 2005.

        Concentration of Shareholder Ownership—On October 30, 2001, SOFI IV SMT Holdings, L.P. ("SOFI IV") and certain of its affiliates sold 18.975 million shares of Common Stock owned by them (including the subsequently-exercised 2.475 million share over-allotment option granted to the underwriters). In addition, on May 15, 2002, SOFI IV sold 10.808 million shares of Common Stock owned by them (including the subsequently-exercised 808,200 share over-allotment option granted to the underwriters). Further, on November 14, 2002, SOFI IV sold 3.5 million shares of Common Stock owned by them (including the subsequently-exercised 1.5 million over-allotment option granted to the underwriters). Lastly, on May 13, 2003, SOFI IV distributed approximately 15.9 million shares to its limited and general partners. Some of the partners then elected to sell 6.9 million of the shares distributed to them. Immediately following the secondary offerings and the distribution, SOFI IV owned approximately 3.96% of the Company's Common Stock (based on the diluted sharecount as of September 30, 2003). The Company did not sell any shares in the offerings, other than the November 2002 offering, in which the Company sold 8.0 million primary shares and received net proceeds of approximately $202.9 million.

        DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three months ended September 30, 2003 and 2002, the Company issued a total of approximately 841,000 and 370,000 shares of its Common Stock, respectively, and during the nine months ended September 30, 2003 and 2002, the Company issued a total of approximately 2.2 million and 1.6 million shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three months ended September 30, 2003 and 2002 were approximately $30.5 million and $10.4 million, respectively, and $73.4 million and $43.9 million during the nine months ended September 30, 2003 and 2002, respectively. There are approximately 4.0 million shares available under the plan as of September 30, 2003.

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

        The Company has entered into the following cash flow hedges that are outstanding as of September 30, 2003. The net value (liability) associated with these hedges is reflected on the Company's Consolidated Balance Sheets (in thousands).

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date		Maturity Date	Estimated Value at September 30, 2003
Pay-Fixed Swap	125,000	2.885%	1/23/03		6/25/06	$(2,621)
Pay-Fixed Swap	125,000	2.838%	2/11/03		6/25/06	(2,459)
Pay-Fixed Swap	100,000	4.139%	9/29/03		1/2/11	(1,048)
Pay-Fixed Swap	100,000	4.643%	9/29/03		1/2/14	(1,425)
Pay-Fixed Swap	75,000	5.580%	11/4/99	(1)	12/1/04	(4,128)
Pay-Floating Swap	100,000	3.878%	11/27/02		8/15/08	3,443
Pay-Floating Swap	50,000	3.810%	11/27/02		8/15/08	1,564
LIBOR Cap	345,000	8.000%	5/22/02		5/28/14	10,549
LIBOR Cap	135,000	6.000%	9/29/03		10/15/06	448
LIBOR Cap	75,000	7.750%	11/4/99	(1)	12/1/04	—
LIBOR Cap	35,000	7.750%	11/4/99	(1)	12/1/04	—

Total Estimated Value						$4,323

Explanatory Note:

(1)
Acquired in connection with the TriNet Acquisition (see Note 1 to the Company's Consolidated Financial Statements).

        Between January 1, 2002 and September 30, 2003, the Company had two cash flow hedges each with a notional amount of $125.0 million and a strike price of 7.058% and 7.055% that expired in June 2003.

        During the nine months ended September 30, 2003, the Company entered into two $100.0 million 90-day forward starting swaps. These pay-fixed swaps which were effective in September 2003, have rates of 4.139% and 4.643%, have a 7-year and a 10-year term and are being used to lock-in swap rates related to future corporate unsecured bond issuances. In addition, effective in September 2003 the Company entered into a $135.0 million cap with a rate of 6.00% to hedge the Company's current outstanding floating-rate debt. This cap has a three-year term. Further, the Company entered into two $125.0 million forward starting swaps. These pay-fixed swaps were effective in June 2003 and replaced the two $125.0 million pay-fixed swaps mentioned above. The two new pay-fixed swaps have a three-year term and expire on June 25, 2006. In addition, in connection with a portion of the Company's fixed-rate corporate bonds, the Company entered into two pay-floating interest rate swaps struck at 3.8775% and 3.81% and in the notional amounts of $100.0 million and $50.0 million, respectively. The Company pays one-month LIBOR and receives the stated fixed rate in return. These swaps mitigate the risk of changes in the fair value of $150.0 million of the Company's fixed-rate corporate bonds attributable to changes in LIBOR. For accounting purposes, the difference between the fixed rate received and the LIBOR rate paid on the notional amount of the swap is recorded as "Interest expense" on the Company's Consolidated Statements of Operations. In addition, the Company adjusts the value of the swap to its fair value and adjusts the carrying amount of the hedged liability by an offsetting amount on a quarterly basis.

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

        All of the Company's corporate tenant lease assets (including those held by joint ventures) and loans and other lending investments are collateralized by facilities located in the United States, with significant concentrations (i.e., greater than 10.00%) as of September 30, 2003 in California (19.87%). As of September 30, 2003, the Company's investments also contain greater than 10.00% concentrations in the following asset types: office-CTL (28.01%), office-lending (17.47%), industrial (14.16%) and hotel-lending (10.67%).

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

Note 10—Stock-Based Compensation Plans and Employee Benefits

        The Company's 1996 Long-Term Incentive Plan (the "Plan") is designed to provide incentive compensation for officers, other key employees and directors of the Company. The Plan provides for awards of stock options and shares of restricted stock and other performance awards. The maximum number of shares of Common Stock available for awards under the Plan is 9.00% of the outstanding shares of Common Stock, calculated on a fully diluted basis, from time to time; provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 5.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan, other than automatic awards to non-employee directors, are at the discretion of the Board or a committee of the Board. At September 30, 2003, a total of approximately 9.5 million shares of Common Stock were available for awards under the Plan, of which options to purchase approximately 3.3 million shares of Common Stock were outstanding and approximately 424,000 shares of restricted stock were outstanding. A total of 1.5 million shares remain available for awards under the Plan as of September 30, 2003.

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

        Changes in options outstanding during the nine months ended September 30, 2003 are as follows:

	Number of Shares
	Employees	Non-Employee Directors	Other	Average Strike Price
Options outstanding, December 31, 2002	3,277,142	191,129	871,480	$18.77
Granted in 2003	15,500	—	—	$14.72
Exercised in 2003	(657,431)	(85,202)	(341,845)	$18.22
Forfeited in 2003	(6,367)	—	(367)	$30.43

Options outstanding, September 30, 2003	2,628,844	105,927	529,268	$18.81

        The following table summarizes information concerning outstanding and exercisable options as of September 30, 2003:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Exercise Price Range	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Currently Exercisable	Weighted Average Exercise Price
$14.72–$15.00(1)	684,993	5.15	$14.72	669,493	$14.72
$16.69–$16.88	481,751	6.26	$16.88	481,751	$16.88
$17.38–$17.56	283,802	6.46	$17.38	283,802	$17.38
$19.63–$19.69	1,345,006	7.35	$19.69	791,214	$19.69
$20.00–$21.44	55,333	6.93	$20.94	55,333	$20.94
$22.44	6,666	7.01	$22.44	—	$0.00
$23.32–$23.64	29,936	0.62	$23.53	29,936	$23.53
$24.13–$24.94	173,366	3.99	$24.52	173,033	$24.52
$25.10–$26.09	13,800	2.66	$26.09	13,800	$26.09
$26.30–$26.97	77,900	0.85	$26.80	77,234	$26.80
$27.00	25,000	7.73	$27.00	16,667	$27.00
$28.54–$29.82	76,792	8.30	$29.71	76,792	$29.71
$30.33	4,600	4.66	$30.33	4,600	$30.33
$55.39	5,094	5.67	$55.39	5,094	$55.39

	3,264,039	6.25	$18.91	2,678,749

Explanatory Note:

(1)
Includes approximately 764,000 options which were granted, on a fully exercisable basis, in March 1998, and which are now held by an affiliate of SOFI IV. Beneficial interests in these options were subsequently regranted by that affiliate to employees of it and its affiliates, subject to vesting requirements. In the event that these employees forfeit such options, they revert to an affiliate of SOFI IV, which may regrant them at its discretion. As of September 30, 2003, approximately 702,000 of these options were exercisable by the beneficial owners and approximately 511,000 have been exercised as of September 30, 2003.

        In the third quarter 2002 (with retroactive application to the beginning of the calendar year), the Company adopted the fair value method for accounting for options issued to employees or directors, as allowed under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Accordingly, the Company recognizes a charge equal to the fair value of these options at the date of grant multiplied by the number of options issued. This charge will be amortized over the related remaining vesting terms to individual employees as additional compensation. There were 15,500 options issued during the nine months ended September 30, 2003 with a strike price of $14.72.

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

        If the Company's compensation costs had been determined using the fair value method of accounting for stock options issued under the Plan to employees and directors prescribed by SFAS No. 123 prior to 2002, the Company's net income for the three months ended September 30, 2003 and 2002, would have been reduced on a pro forma basis by approximately $24,000 and $47,000, respectively and $72,000 and $141,000 for the nine months ended September 30, 2003 and 2002, respectively. This would not have significantly impacted the Company's earnings per share.

        The fair value of each significant option grant is estimated on the date of grant using the Black-Scholes model. Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

        During the nine months ended September 30, 2003, the Company granted 40,050 restricted shares to employees that vest proportionately over three years on the anniversary date of the initial grant of which 36,550 remain outstanding.

        During the year ended December 31, 2002, the Company granted 199,350 restricted shares to employees. Of these shares, 44,350 will vest proportionately over three years on the anniversary date of the initial grant. Of the 44,350 shares granted, 23,015 remain outstanding as of September 30, 2003. The balance of 155,000 restricted shares granted to several employees will vest on March 31, 2004 if: (1) the employee remains employed until that date; and (2) the 60-day average closing price of the Company's Common Stock equals or exceeds a set floor price as of such date. Dividends will be paid on the restricted shares as dividends are paid on shares of the Company's Common Stock. Assuming the shares become fully vested on March 31, 2004 and the market price of the stock is $38.95 (which was the market price of the Common Stock on September 30, 2003), the Company would incur a one-time charge to both net income and earnings at that time of approximately $6.0 million (the fair market value of the 155,000 shares at $38.95 per share). During the year ended December 31, 2002, the Company also granted 208,980 restricted shares to its Chief Financial Officer (see detailed information below).

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

        Further, the Company granted the Chief Financial Officer 100,000 restricted shares which vest in whole or in part if the Company's shareholders realize total rates of shareholder return (dividends since November 6, 2002 plus share price appreciation since January 2, 2003), achieved by the Company as of January 31, 2004. Vested shares would be subject to forfeiture if the executive's employment with the Company terminated under certain circumstances. Assuming the shares became fully vested on January 31, 2004 and the market price of the stock is $38.95 (which was the market price of the Common Stock on September 30, 2003), the Company would incur a one-time charge to both net income and earnings at that time of approximately $3.9 million (the fair market value of the 100,000 shares at $38.95 per share). For accounting purposes, the employment arrangement described above is treated as a contingent, variable plan until January 31, 2004.

        During the year ended December 31, 2001, the Company entered into a three-year employment agreement with its Chief Executive Officer. Under the agreement, the Chief Executive Officer receives an annual base salary of $1.0 million. He may also receive a bonus, which is targeted to be an amount equal to his base salary, if the Company achieves certain performance targets set by the Compensation Committee. The bonus award may be increased or reduced from the target depending upon the degree to which the performance goals are exceeded or are not met, and may not exceed 200.00% of his base salary. The bonus is reduced by the amount of any dividends paid to the Chief Executive Officer in respect of phantom shares (described below) which are awarded to him and have contingently vested. The Chief Executive Officer received approximately $2.1 million in such dividends in 2002. As such, no additional bonus was paid. As part of this agreement, the Company confirmed a prior grant of 750,000 stock options made to the executive on March 2, 2001 with an exercise price of $19.69, which represented the market price at the date of the original contingent grant. However, because the grant required further approval by the Compensation Committee and the Board of Directors, no measurement date occurred for accounting purposes until such approvals were made, at which point the market price of the Company's Common Stock was $24.90. Accordingly, an aggregate charge of approximately $3.9 million is being recognized with respect to these options over the term of this agreement and is reflected on the Company's Consolidated Statements of Operations under "General and administrative—stock-based compensation." These options will vest in three equal annual installments of 250,000 shares in each successive January beginning in January 2002.

        The Company also granted the executive 2.0 million unvested phantom shares, each of which represents one share of the Company's Common Stock. These shares will vest in installments of 350,000 shares, 650,000 shares, 600,000 shares and 400,000 shares on a contingent basis if the average closing price of the Company's Common Stock for a 60 calendar day period achieves thresholds of $25.00, $30.00,

$34.00 and $37.00, respectively. As of September 30, 2003, the $25.00 and $30.00, and $34.00 thresholds have been attained, and a total of 1.6 million of these shares have contingently vested. Subsequent to September 30, 2003, the $37.00 threshold was met and the final 400,000 shares contingently vested. Assuming that the market price of the Common Stock on March 31, 2004 is $38.95 (which was the market price of the Common Stock on September 30, 2003), the Company would incur a one-time charge to both net income and earnings in March 2004 of approximately $77.9 million (the fair market value of the 2.0 million shares at $38.95 per share). Shares that have contingently vested generally will not become fully vested until March 2004, except upon certain termination or change of control events. Further, if the average stock price drops below certain specified levels for a 60-day period prior to such date, such phantom shares would not fully vest and would be forfeited. If the Company is not authorized to issue shares to the executive upon full vesting of the phantom shares, then the vesting will be settled through a cash payment based upon the market price of the Common Stock during a recent trading period. The executive will receive dividends on shares that have contingently or fully vested and have not been forfeited under the terms of the agreement, if and when the Company declares and pays dividends on its Common Stock. Because no shares have been issued, dividends received on these phantom shares, if any, will be reflected as compensation expense by the Company. For accounting purposes, this arrangement will be treated as a contingent, variable plan and no additional compensation expense will be recognized until the shares, in whole or in part, become irrevocably vested, whereupon the Company will reflect a charge equal to the then fair value of the shares irrevocably vested.

        In addition, during the year ended December 31, 2001, the Company entered into a three-year employment agreement with its former President. Under the agreement, in lieu of salary and bonus, the Company granted the executive 500,000 restricted shares. These shares became fully-vested on September 30, 2002 as a result of the Company achieving a 60.00% total shareholder rate of return (dividends plus share price appreciation) since January 1, 2001. Upon the restricted shares becoming fully vested, the Company withheld 250,000 of such shares from the executive to cover the tax obligations associated with the vesting of such shares. These shares are reflected as "Treasury stock", at a cost of approximately $7.4 million, on the Company's Consolidated Statement of Changes in Shareholders' Equity. For accounting purposes, the employment arrangement described above was treated as a contingent, variable plan until the April 29, 2002 contingent vesting date. The Company incurred a total non-cash charge of approximately $15.0 million related to the vesting of the shares, recognized ratably over the period from April 29, 2002 through September 30, 2002.

        The executive received dividends on the share grant from the date of the agreement as and when the Company declared and paid dividends on its Common Stock. For financial statement purposes, such dividends were accounted for in a manner consistent with the Company's normal Common Stock dividends, as a reduction to retained earnings.

        Certain affiliates of SOFI IV and the Company's Chief Executive Officer have agreed to reimburse the Company for the value of restricted shares awarded to the former President in excess of 350,000 shares, net of tax benefits realized by the Company or its shareholders on account of compensation expense deductions. The reimbursement obligation arose once the restricted share award became fully vested on September 30, 2002. The Company's Chief Executive Officer fulfilled his reimbursement obligation through the delivery of shares of the Company's Common Stock owned by him. In the case of the SOFI IV affiliates, the reimbursement payment must be made through the delivery of approximately $2.4 million in cash or 131,250 shares of Common Stock. As of September 30, 2003, the SOFI IV affiliates have paid approximately $506,000 in cash. The approximately $1.9 million remaining balance of the SOFI IV affiliates' reimbursement obligation is due on or before March 31, 2004. These reimbursement payments are reflected as "Additional paid-in capital" on the Company's Consolidated Balance Sheets, and not as an offset to the non-cash charge referenced above.

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

        The additional equity from the issuance of the High Performance Common Stock is recorded as a separate class of stock and included within shareholders' equity on the Company's Consolidated Balance Sheets. Net income allocable to common shareholders will be reduced by the HPU holders' share of dividends paid and undistributed earnings, if any.

401(k) Plan

        Effective November 4, 1999, the Company implemented a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50.00% of the first 10.00% of the participant's annual compensation. The Company made gross contributions of approximately $76,000 and $65,000 to the 401(k) Plan for the three months ended September 30, 2003 and 2002, respectively, and $323,000 and $310,000 for the nine months ended September 30, 2003 and 2002, respectively.

Note 11—Earnings Per Share

        The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three and nine months ended September 30, 2003 and 2002, respectively (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net income from continuing operations	$73,727	$50,935	$210,059	$145,955
Preferred dividend requirements	(8,258)	(9,227)	(26,712)	(27,681)

Net income allocable to common shareholders before income from discontinued operations and gain from discontinued operations	65,469	41,708	183,347	118,274
Income from discontinued operations	450	1,612	1,555	5,620
Gain from discontinued operations	701	123	964	717

Net income allocable to common shareholders and HPU holders(1)	$66,620	$43,443	$185,866	$124,611

Denominator:
Weighted average common shares outstanding for basic earnings per common share	100,687	89,431	99,543	88,610
Add: effect of assumed shares issued under treasury stock method for stock options, restricted shares and warrants	2,122	1,640	1,727	1,720
Add: effect of contingent shares	1,864	1,495	1,466	1,119
Add: effect of joint venture shares	73	—	73	—

Weighted average common shares outstanding for diluted earnings per common share	104,746	92,566	102,809	91,449

Basic earnings per common share:
Net income allocable to common shareholders before income from discontinued operations and gain from discontinued operations	$0.65	$0.47	$1.84	$1.33
Income from discontinued operations	0.00	0.02	0.02	0.06
Gain from discontinued operations	0.01	0.00	0.01	0.01

Net income allocable to common shareholders(2)	$0.66	$0.49	$1.85	$1.41

Diluted earnings per common share:
Net income allocable to common shareholders before income from discontinued operations and gain from discontinued operations	$0.63	$0.45	$1.77	$1.29
Income from discontinued operations	0.00	0.02	0.02	0.06
Gain from discontinued operations	0.01	0.00	0.01	0.00

Net income allocable to common shareholders(2)(3)	$0.63	$0.47	$1.79	$1.36

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the three months ended September 30, 2003, net income used to calculate earnings per basic and diluted common share excludes $538 and $517 of net income allocable to HPU holders, respectively. For the nine months ended September 30, 2003, net income used to calculate earnings per basic and diluted common share excludes $1,517 and $1,470 of net income allocable to HPU holders, respectively.

(3)
For the three and nine months ended September 30, 2003, net income used to calculate earnings per diluted common share includes joint venture income of $40 and $119, respectively.

        In addition, there were approximately 5,000 stock options and 297,728 joint venture shares that were antidilutive for the three and nine months ended September 30, 2003. For the three and nine months ended September 30, 2002, there were approximately 173,000 stock options, 6.1 million warrants and 370,547 joint venture shares that were antidilutive.

Note 12—Comprehensive Income

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. Total comprehensive income was $64.2 million and $56.7 million for the three months ended September 30, 2003 and 2002, respectively, and $213.4 million and $162.8 million for the nine months ended September 30, 2003 and 2002, respectively. The primary components of comprehensive income other than net income consist of amounts attributable to the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges and changes in the fair value of the Company's available-for-sale investments.

        For the three and nine months ended September 30, 2003, the change in fair market value of the Company's unrealized gains (losses) on available-for-sale investments and cash flow hedges was a decrease of approximately $4.9 million and an increase of approximately $7.4 million, respectively, and was recorded as an adjustment to other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$74,878	$52,670	$212,578	$152,292
Other comprehensive income:
Reclassification of gains on securities into earnings upon realization	(5,783)	—	(6,655)	—
Unrealized (losses) gains on available-for-sale investments	(6,982)	4,711	7,521	7,281
Unrealized gains (losses) on cash flow hedges	2,132	(723)	(68)	3,271

Comprehensive income	$64,245	$56,658	$213,376	$162,844

        Unrealized gains (losses) on available-for-sale investments and cash flow hedges are recorded as adjustments to shareholders' equity through "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included in adjusted earnings or net income unless realized.

        As of September 30, 2003 and December 31, 2002, accumulated other comprehensive income (losses) reflected in the Company's shareholders' equity is comprised of the following (in thousands):

	As of September 30, 2003	As of December 31, 2002
Unrealized gains on available-for-sale investments	$14,156	$13,290
Unrealized losses on cash flow hedges	(15,659)	(15,591)

Accumulated other comprehensive income (losses)	$(1,503)	$(2,301)

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

        Total dividends declared by the Company aggregated $132.6 million, or $1.325 per share on Common Stock consisting of quarterly dividends of $0.6625 which were declared on April 1, 2003 and July 1, 2003. On October 1, 2003, the Company declared a dividend of $0.6625 per share of Common Stock, applicable to the third quarter and payable to shareholders of record on October 15, 2002. The Company also declared dividends aggregating $12.6 million, $3.5 million, $2.2 million, $6.0 million $2.1 million and $0, respectively, on its Series A, B, C, D, E and F preferred stock, respectively, for the nine months ended September 30, 2003. There are no divided arrearages on any of the preferred shares currently outstanding.

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

        Holders of shares of the Series E preferred stock are entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 7.875% per annum of the $25.00 liquidation preference, equivalent to a fixed annual rate of $1.97 per share. The remaining terms relating to dividends of the Series E preferred stock are substantially identical to the terms of the Series B preferred stock described above.

        Holders of shares of the Series F preferred stock are entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 7.80% per annum of the $25.00 liquidation preference, equivalent to a fixed annual rate of $1.95 per share. The remaining terms relating to dividends of the Series F preferred stock are substantially identical to the terms of the Series B preferred stock described above.

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

        The Company has two reportable segments: Real Estate Lending and Corporate Tenant Leasing. The Company does not have any foreign operations. The accounting policies of the segments are the same as those described in Note 3. The Company has no single customer that accounts for more than 3.70% of revenues (see Note 9 for other information regarding concentrations of credit risk).

        The Company evaluates performance based on the following financial measures for each segment:

	Real Estate Lending	Corporate Tenant Leasing	Corporate/ Other (1)	Company Total
		(In thousands) (unaudited)
Three months ended September 30, 2003:
Total revenues(2):	$87,227	$66,051	$(741)	$152,537
Equity in earnings from joint ventures and unconcolidated subsidiaries:	—	744	0	744
Total operating and interest expense(3):	21,967	31,348	26,199	79,514
Net operating income(4):	65,260	35,447	(26,940)	73,767

Three months ended September 30, 2002:
Total revenues(2):	$70,916	$63,136	$150	$134,202
Equity in earnings from joint ventures and unconcolidated subsidiaries:	—	970	(885)	85
Total operating and interest expense(3):	19,943	32,003	31,366	83,312
Net operating income(4):	50,973	32,103	(32,101)	50,975

Nine months ended September 30, 2003:
Total revenues(2):	$245,944	$197,958	$(263)	$443,639
Equity in earnings from joint ventures and unconcolidated subsidiaries:	—	2,838	(2,252)	586
Total operating and interest expense(3):	68,632	93,721	71,694	234,047
Net operating income(4):	177,312	107,075	(74,209)	210,178

Nine months ended September 30, 2002:
Total revenues(2):	$206,633	$176,426	$(77)	$382,982
Equity in earnings from joint ventures and unconcolidated subsidiaries:	—	4,179	(2,878)	1,301
Total operating and interest expense(3):	69,034	75,751	93,421	238,206
Net operating income(4):	137,599	104,854	(96,376)	146,077

As of September 30, 2003:
Total long-lived assets(5):	$3,579,479	$2,519,050	N/A	$6,098,529
Total assets:	3,734,190	2,703,661	67,934	6,505,785

As of December 31, 2002:
Total long-lived assets(5):	$3,050,342	$2,291,805	N/A	$5,342,147
Total assets:	3,126,219	2,442,087	43,391	5,611,697

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

(3)
Total operating and interest expense represents provision for loan losses, loss on early extinguishment of debt for the Real Estate Lending business and operating costs on corporate tenant lease assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. Interest expense on unsecured notes, general and administrative expense and general and administrative-stock-based compensation is included in Corporate and Other for all periods. Depreciation and amortization of $13.7 million and $12.6 million for the three months ended September 30, 2003 and 2002, respectively, and $40.5 million and $34.6 million for the nine months ended September 30, 2003 and 2002, respectively are included in the amounts presented above.

(4)
Net operating income represents net income before minority interest, income from discontinued operations and gain from discontinued operations.

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

Results of Operations

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

        Interest income—Interest income increased by $10.4 million to $77.2 million for the three months ended September 30, 2003 from $66.8 million for the same period in 2002. This increase was primarily due to $24.6 million of interest income on new originations or additional fundings, net of a $15.2 million decrease from the repayment of loans and other lending investments. This increase was partially offset by a decrease in interest income on the Company's variable-rate lending investments as the result of lower average one-month LIBOR rates of 1.11% in 2003, compared to 1.82% in 2002.

        Operating lease income—Operating lease income increased by $2.8 million to $65.4 million for the three months ended September 30, 2003 from $62.6 million for the same period in 2002. Of this increase, $4.2 million was attributable to revenue on new corporate tenant lease investments. This increase was partially offset by lower operating lease income on certain corporate tenant lease assets.

        Other income—Other income generally consists of prepayment penalties and realized gains from the early repayment of loans and other lending investments, financial advisory and asset management fees, lease termination fees, mortgage servicing fees, loan participation payments and dividends on certain investments. During the three months ended September 30, 2003, other income included realized gains on sales of investments of $5.5 million and income from loan repayments and prepayment penalties of $4.5 million.

        During the three months ended September 30, 2002, other income included prepayment penalties and realized gains on loan repayments of $3.2 million, asset management, mortgage servicing and other fees of approximately $966,000 and other miscellaneous fees such as dividend payments and insurance claims of $581,000.

        Interest expense—For the three months ended September 30, 2003, interest expense decreased by $300,000 to $47.2 million from $47.5 million for the same period in 2002. This decrease was primarily a decrease in expense due to the expiration of two of the Company's $125.0 million forward swaps with a rate of 7.06% and lower average one-month LIBOR rates on the unhedged portion of the Company's variable-rate debt of 1.11%, compared to 1.82% in 2002. This decrease was partially offset by higher average borrowings on the Company's debt obligations, term loans and secured notes, and by approximately $1.3 million of additional amortization of deferred financing costs on the Company's debt obligations in 2003 compared to the same period in 2002.

        Operating costs—corporate tenant lease assets—For the three months ended September 30, 2003, operating costs increased by approximately $1.3 million from $3.6 million to $4.9 million for the same period in 2002. This increase is primarily related to higher operating costs on certain corporate tenant lease assets.

        Depreciation and amortization—Depreciation and amortization increased by $1.1 million to $13.7 million for the three months ended September 30, 2003 from $12.6 million for the same period in 2002. This increase is primarily due to depreciation on new corporate tenant lease investments.

        General and administrative—For the three months ended September 30, 2003, general and administrative expenses increased by approximately $3.1 million to $11.2 million, compared to $8.1 million for the same period in 2002. This increase is primarily due to the consolidation of iStar Operating and the result of dividends paid due to the vesting of the Chief Executive Officers phantom shares (see Note 10 to the Company's Consolidated Financial Statements).

        General and administrative—stock-based compensation—General and administrative-stock-based compensation decreased by $8.7 million for the three months ended September 30, 2003 compared to the same period in 2002 primarily due to the non-cash charge related to the performance-based vesting of 500,000 restricted shares granted under the Company's long-term incentive plan in 2002 (see Note 10 to the Company's Consolidated Financial Statements).

        Provision for loan losses—The Company's charge for provision for loan losses decreased to $1.8 million for the three months ended September 30, 2003 compared to $2.0 million in the same period in 2002. As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, the Company has experienced minimal actual losses on its loan investments to date. The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company's assessment of general market conditions, the Company's internal risk management policies and credit risk rating system, industry loss experience, the Company's assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

        Loss on early extinguishment of debt—For the three months ended September 30, 2003 and 2002, the Company did not have any losses on early extinguishment of debt.

        Equity in earnings from joint ventures and unconsolidated subsidiaries—For the three months ended September 30, 2003, equity in earnings from joint ventures and unconsolidated subsidiaries increased by approximately $659,000 to $744,000 from $85,000 for the same period in 2002. This increase is primarily due to the consolidation of iStar Operating.

        Income from discontinued operations—For the three months ended September 30, 2003, operating income earned by the Company on corporate tenant lease assets sold (prior to their sale) and assets held for sale was approximately $450,000.

        For the three months ended September 30, 2002, operating income earned by the Company on corporate tenant lease assets sold (prior to their sale) and assets held for sale was approximately $1.6 million. The income from these assets is classified as "discontinued operations," even though such income was recognized by the Company prior to the asset dispositions or classification as "held for sale."

        Gain from discontinued operations—During the three months ended September 30, 2003, the Company disposed of two corporate tenant lease assets for net proceeds of $7.6 million, and recognized a gain of approximately $701,000.

        During the three months ended September 30, 2002, one of the Company's customers exercised an option to terminate its lease on 50.00% of the land leased from the Company. In connection with the termination, the Company realized $17.5 million in lease termination payments, offset by a $17.4 million impairment charge in connection with the termination, resulting in a net gain of approximately $123,000.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

        Interest income—Interest income increased by $37.6 million to $224.7 million for the nine months ended September 30, 2003 from $187.1 million for the same period in 2002. This increase was primarily due to $75.2 million of interest income on new originations or additional fundings, net of a $31.3 million decrease from the repayment of loans and other lending investments. This increase was partially offset by a decrease in interest income on the Company's variable-rate lending investments as the result of lower average one-month LIBOR rates of 1.23% in 2003, compared to 1.84% in 2002.

        Operating lease income—Operating lease income increased by $21.5 million to $196.2 million for the nine months ended September 30, 2003 from $174.7 million for the same period in 2002. Of this increase, $26.8 million was attributable to revenue on new corporate tenant lease investments. This increase was partially offset by lower operating lease income on certain corporate tenant lease assets.

        Other income—Other income generally consists of prepayment penalties and realized gains from the early repayment of loans and other lending investments, financial advisory and asset management fees, lease termination fees, mortgage servicing fees, loan participation payments and dividends on certain investments. During the nine months ended September 30, 2003, other income included realized gains on sales of investments of $10.9 million and income from loan repayments and prepayment penalties of $9.6 million, asset management, mortgage servicing and other fees of approximately $2.2 million and other miscellaneous income such as dividend payments of $363,000.

        During the nine months ended September 30, 2002, other income primarily included prepayment penalties and realized gains on loan repayment of $9.1 million, financial advisory, asset management, mortgage servicing and other fees of $8.5 million, and loan participation payments of $3.3 million.

        Interest expense—For the nine months ended September 30, 2003, interest expense increased by $9.5 million to $145.4 million from $135.9 million for the same period in 2002. This increase was primarily due to higher average borrowings on the Company's debt obligations, term loans and secured notes, and by approximately $2.9 million of additional amortization of deferred financing costs on the Company's debt obligations in 2003 compared to the same period in 2002. This increase was partially offset by lower average one-month LIBOR rates on the unhedged portion of the Company's variable-rate debt of 1.23%, compared to 1.84% in 2002.

        Operating costs—corporate tenant lease assets—For the nine months ended September 30, 2003, operating costs increased by $3.1 million from $9.5 million to $12.6 million for the same period in 2002. This increase is primarily related to higher operating costs on certain corporate tenant lease assets.

        Depreciation and amortization—Depreciation and amortization increased by $5.9 million to $40.5 million for the nine months ended September 30, 2003 from $34.6 million for the same period in 2002. This increase is primarily due to depreciation on new corporate tenant lease investments.

        General and administrative—For the nine months ended September 30, 2003, general and administrative expenses increased by $5.1 million to $27.9 million, compared to $22.8 million for the same period in 2002. This increase is primarily due to the consolidation of iStar Operating and the result of the dividends paid due to the vesting of the Chief Executive Officers phantom shares (see Note 10 to the Company's Consolidated Financial Statements).

        General and administrative—stock-based compensation—General and administrative-stock-based compensation decreased by $14.8 million for the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to the non-cash charge related to the performance-based vesting of 500,000 restricted shares granted under the Company's long-term incentive plan in 2002 (see Note 10 to the Company's Consolidated Financial Statements).

        Provision for loan losses—The Company's charge for provision for loan losses decreased to $5.3 million for the nine months ended September 30, 2003 compared to $5.8 million in the same period in 2002. As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, the Company has experienced minimal actual losses on its loan investments to date. The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company's assessment of general market conditions, the Company's internal risk management policies and credit risk rating system, industry loss experience, the Company's assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

        Loss on early extinguishment of debt—For the nine months ended September 30, 2003, the Company did not have any losses on early extinguishment of debt.

        For the nine months ended September 30, 2002, the Company had $12.2 million of losses on early extinguishment of debt associated with the prepayment penalties and amortization of deferred financing fess related to the repayment of the STARs, Series 2000-1 bonds. In accordance with SFAS No. 145 these costs were reclassified from "Extraordinary loss on extinguishments of debt" into continuing operations for comparative purposes for financial statements for periods after January 1, 2003.

        Equity in earnings from joint ventures and unconsolidated subsidiaries—For the nine months ended September 30, 2003, equity in earnings from joint ventures and unconsolidated subsidiaries decreased by approximately $714,000 to $586,000 from $1.3 million for the same period in 2002. This decrease is primarily due to the consolidation of one of the Company's corporate tenant lease joint venture investments upon the acquisition of the joint venture partners' interest in July 2002 but is partially offset by the consolidation of iStar Operating.

        Income from discontinued operations—For the nine months ended September 30, 2003, operating income earned by the Company on corporate tenant lease assets sold (prior to their sale) and assets held for sale was approximately $1.6 million.

        For the nine months ended September 30, 2002, operating income earned by the Company on corporate tenant lease assets sold (prior to their sale) and assets held for sale was approximately $5.6 million. The income from these assets is classified as "discontinued operations," even though such income was recognized by the Company prior to the asset dispositions or classification as "held for sale."

        Gain from discontinued operations—During the nine months ended September 30, 2003, the Company disposed of three corporate tenant lease assets for net proceeds of $11.6 million and recognized a gain of approximately $964,000.

        During the nine months ended September 30, 2002, one of the Company's customers exercised an option to terminate its lease on 50.00% of the land leased from the Company. In connection with this termination, the Company realized $17.5 million in cash termination payments, offset by a $17.4 million impairment charge in connection with the termination, resulting in a net gain of approximately $123,000. In addition, the Company disposed of one corporate tenant lease asset for net proceeds of $3.7 million, and recognized a gain of approximately $595,000.

Adjusted Earnings

        Adjusted earnings represents net income to common shareholders and HPU holders computed in accordance with GAAP, before depreciation, amortization, gain from discontinued operations, extraordinary items and cumulative effect of change in accounting principle. Adjustments for unconsolidated partnerships and joint ventures reflect the Company's share of adjusted earnings calculated on the same basis.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands) (unaudited)
Adjusted earnings:
Net income allocable to common shareholders and HPU holders(1)(2)	$66,620	$43,443	$185,866	$124,611
Add: Joint venture income	253	—	754	621
Add: Depreciation	13,774	12,730	40,756	35,053
Add: Joint venture depreciation and amortization	1,003	960	3,001	3,391
Add: Amortization of deferred financing costs	6,709	5,451	20,117	17,202
Add: Loss on early extinguishment of debt	—	—	—	8,216
Less: Gains from discontinued operations	(701)	(123)	(964)	(717)

Adjusted diluted earnings allocable to common shareholders and HPU holders(1)(2)	$87,658	$62,461	$249,530	$188,377

Weighted average diluted common shares outstanding	105,044	92,566	103,106	91,746

Explanatory Notes:

(1)
For the three months ended September 30, 2003 and 2002, adjusted diluted earnings allocable to common shareholders and HPU holders includes $678 and $0, respectively, of adjusted earnings allocable to HPU holders. For the nine months ended September 30, 2003 and 2002, dilutive adjusted earnings allocable to common shareholders and HPU holders includes $2.0 million and $0, respectively, of adjusted earnings allocable to HPU holders.

(2)
For the nine months ended September 30, 2002, adjusted diluted earnings allocable to common shareholders includes $3,950 of cash paid for prepayment penalties associated with early extinguishment of debt and a $6,076 non-cash charge related to performance-based vesting of restricted shares granted under the Company's long-term incentive plan.

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

        Non-Accrual Loans—The Company transfers loans to non-accrual status at such time as: (1) management believes that the potential risk exists that scheduled debt service payments will not be met within the coming 12 months; (2) the loan becomes 90 days delinquent; (3) management determines the borrower is incapable of, or ceased efforts toward, curing the cause of an impairment; or (4) the net realizable value of the loan's underlying collateral approximates the Company's carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. As of September, 30, 2003, the Company had four assets on non-accrual status with an aggregate carrying value of $51.3 million, or 0.81% of the gross book value of the Company's investments. The Company is currently comfortable that it has adequate collateral to support the book values of the assets.

        The first non-accrual loan is a $12.9 million junior participation in a first mortgage loan secured by a hotel property in New York, New York. This loan bears interest at a fixed rate of 7.91% and matures in June 2006. The borrower remains current on all of its debt service payments to the Company and has continued to invest additional equity to fund on-going capital improvements at the property. The Company is comfortable that it has adequate collateral to support the book value of the asset. However, due to poor operating performance exacerbated by the decline in the hotel market in the New York metropolitan area, this loan was transferred to non-accrual effective July 1, 2003.

        The second non-accrual loan is a $6.8 million subordinate trust certificate in a $27.4 million first mortgage secured by an office property in Louisville, Kentucky. The whole loan bears interest at 9.10% and matures in April, 2005. On October 14, 2003, the Company acquired the senior trust certificate from a financial institution. The property is experiencing near-term tenant rollover in a soft local real estate market and the loan was placed on non-accrual status effective July 1, 2003. However, the Company's last dollar exposure is significantly below replacement cost, and the loan remains current through September 30, 2003. The Company believes that it has adequate collateral to support the book value of the asset.

        The third non-accrual loan is a partnership loan with a balance of $4.5 million as of September 30, 2003. The loan is presently secured by partnership interests in two partnerships owning facilities in Colorado leased to the U.S. Government. The Company made the loan in anticipation of buying the facilities upon their completion. The loan bears interest at LIBOR + 3.50%, with a LIBOR floor of 3.00%. The loan matured on March 29, 2003 and therefore is currently in default. In April 2003, the Company received a $1.2 million principal pay down. The borrower remains current on its regular interest obligations to the Company. However, as a result of the maturity default and the uncertainty surrounding the timing of the completion, and the sale or refinancing of the facilities, the loan remains on non-accrual status.

        The fourth non-accrual loan is a $30.4 million partnership loan on a class A office building located in Pittsburgh, Pennsylvania. The loan was acquired at a premium to its principal balance as a part of the Company's acquisition of Lazard Freres structured finance portfolio in 1998. Lazard continues to retain a 10.00% interest in the loan. The loan matures in March 2008 and bears interest at 17.50%, 11.00% of which is due currently and 6.50% of which is accrued. In August 2003 the borrower stopped making debt service payments due to insufficient cash flow caused by vacancies at the property. The Company believes the underlying collateral value supports its basis in the outstanding principal balance of the loan, but believes the $3.3 million unamortized acquisition premium on the loan is impaired. As a result, the Company took a $3.3 million impairment against the loan loss reserve, bringing the carrying value of the loan to $27.1 million. The Company is currently engaged in discussions with the borrower regarding potential modifications of the loan.

        Watch List Assets—The Company conducts a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." As of September 30, 2003, the Company has one loan and three CTL investments that are on its credit watch list in addition to the four non-accrual loans mentioned above.

        The one watch list loan not on non-accrual is a $35.8 million junior interest in a $103.1 million first mortgage loan secured by a super regional mall in Chicago, Illinois. The whole loan bears interest at 8.88%. Cash flow at the mall has been negatively impacted by the departure of an anchor tenant, however, mall management has been actively negotiating to reconfigure the space for an existing anchor. To provide for the repositioning of the center and ultimate refinance of the loan, the maturity of the loan was extended for two years to January 1, 2006. The loan is not subject to prepayment until January 1, 2005, at which time it is open to full repayment at a 3.00% premium for six months and then prepayable at par for the six months prior to maturity. The borrower has made significant equity investments in the property, with over $19.0 million invested in the past three years. The borrower remains current on all of its debt service payments. The Company believes the collateral value remains adequate to support the book value of the asset.

        The Company also has three CTL investments on its credit watch list. The first CTL investment on the Company's watch list is an investment in an unconsolidated joint venture which owns a corporate tenant lease asset located in Milpitas, California. The facility's primary customer which is the tenant under four leases has been experiencing financial uncertainty and filed a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code on November 3, 2003. The customer rejected three of the four leases and the Company and its joint venture partner are currently negotiating with the customer in regards to the fourth lease. As of September 30, 2003, the Company's equity investment in the joint venture was $13.3 million. The Company's share of income from this equity investment was $1.2 million and its share of operating lease income from the primary customer was $5.7 million for the nine months ended September 30, 2003.

        The second and third CTL investments on the Company's watch list are two office facilities located in Denver, Colorado and leased to a company which filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Since its bankruptcy filing, the customer has consolidated its space needs into the larger of the two facilities, including approximately 150 of its employees from other area locations. The customer has also invested approximately $3.0 million of its own capital in the facilities. In December 2002, the bankruptcy court approved a plan of reorganization. As part of the reorganization, the customer attempted to affirm the lease on the larger facility and terminate the lease on the smaller facility. Due to certain provisions of the lease, including the fact that the two leases are cross-defaulted, the Company believes the customer's affirmation of the larger facility lease is also an affirmation of the smaller facility. However, the customer has petitioned the bankruptcy court to allow it to reject the lease on the smaller facility and subsequently has attempted to reject the lease on the larger facility, notwithstanding its prior confirmation of the lease. The bankruptcy court has urged the parties to settle the matter out of court. The customer remains current on the larger facility's lease payment to the Company, but has withheld its lease payment since March 26, 2003 on the smaller facility pending final resolution by the bankruptcy court. In light of the circumstances described above, both facilities (with an aggregate net carrying value of $11.0 million as of September 30, 2003) are now on the Company's watch list.

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

        The following table outlines the contractual obligations related to the Company's long-term debt agreements and operating lease obligations as of September 30, 2003. There are no other long-term liabilities of the Company that would constitute a contractual obligation.

		Principal Payments Due By Period(1)
	Total	Less Than 1 Year	2-3 Years	4-5 Years	6-10 Years	After 10 Years
	(In thousands)
Long-Term Debt Obligations:
Secured revolving credit facilities	$1,098,332	$—	$556,051	$542,281	$—	$—
Unsecured revolving credit facilities	130,000	130,000	—	—	—	—
Secured term loans	854,801	104,686	274,165	50,884	373,128	51,938
iStar Asset Receivables secured notes(2)	1,342,910	67,535	239,879	—	1,035,496	—
Unsecured notes	685,000	—	50,000	535,000	—	100,000
Other debt obligations	39,044	39,044	—	—	—	—

Total	4,150,087	341,265	1,120,095	1,128,165	1,408,624	151,938
Operating Lease Obligations:(3)	17,608	2,908	5,467	5,353	3,880	—

Total	$4,167,695	$344,173	$1,125,562	$1,133,518	$1,412,504	$151,938

Explanatory Notes:

(1)
Assumes exercise of extensions on the Company's long-term debt obligations to the extent such extensions are at the Company's option.

(2)
Based on expected proceeds from principal payments received on loan assets collateralizing such notes.

(3)
The Company also has a $1.0 million letter of credit outstanding as security for its primary corporate office lease.

        The Company has four LIBOR-based secured revolving credit facilities with an aggregate maximum availability of $2.4 billion, of which $1.1 billion was drawn as of September 30, 2003 (see Note 7 to the Company's Consolidated Financial Statements). Availability under these facilities is based on collateral provided under a borrowing base calculation. At September 30, 2003, the Company also had an unsecured credit facility totaling $300.0 million which bears interest at LIBOR + 2.125% per annum and matures in July 2004. At September 30, 2003, the Company had drawn $130.0 million under this facility.

        Recent Financing Activities—On September 29, 2003, the Company closed a $135.0 million term loan secured by a corporate tenant lease asset it acquired the same day. The loan has a five-year term and bears interest at LIBOR + 1.75%.

        On September 29, 2003, the Company completed an underwritten public offering on 4.0 million shares of its 7.80% Series F Cumulative Preferred Stock, having a liquidation preference of $25.00 per share and a redemption date beginning on September 29, 2008. The Company used the proceeds of $90.7 million from the offering to repay a portion of its secured debt.

        On July 24, 2003, the Company closed a $48.0 million term loan secured by a corporate lending investment it originated in the third quarter of 2003. The loan has a three-year primary term and two one-year extension options, and bears interest at LIBOR + 2.125%.

        On July 18, 2003, the Company completed an underwritten public offering of 5.6 million shares of its 7.875% Series F Cumulative Preferred Stock, having a liquidation preference of $25.00 per share and a redemption date beginning on July 18, 2008. The Series E Preferred Stock was issued in exchange for 2.8 million shares of the Company's 9.50% Series A Cumulative Redeemable Preferred Stock, having a liquidation preference of $50.00 per share. The Company did not receive any cash proceeds from the offering.

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

        On May 8, 2003, the Company extended the maturity on its $60.0 million term loan to June 2004.

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

        On November 8, 2002, the Company completed an underwritten public offering of 8.0 million primary shares of the Company's Common Stock. The Company received approximately $202.9 million from the offering and used these proceeds to repay a portion of its secured debt.

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

        On July 27, 2001, the Company completed a $300.0 million unsecured revolving credit facility with a group of leading financial institutions. The facility has an initial maturity of July 2003, with a one-year extension at the Company's option and another one-year extension at the lenders' option. This facility replaces two prior credit facilities maturing in 2002 and 2003, and bears interest at LIBOR + 2.125%. On May 14, 2003, the Company extended the maturity of this facility to July 2004.

        On July 6, 2001, the Company financed a $75.0 million structured finance asset with a $50.0 million term loan bearing interest at LIBOR + 2.50%. The loan has a maturity of July 2006, including a one-year extension at the Company's option. This investment is a $75.0 million term preferred investment in a publicly-traded real estate company. The Company's investment carries an initial current yield of 10.50%, with annual increases of 0.50% in each of the next two years. In addition, the Company's investment is convertible into the customer's common stock at a strike price of $25.00 per share. The investment is callable by the customer between months 13 and 30 of the term at a yield maintenance premium, and after month 30, at a premium sufficient to generate a 14.62% internal rate of return on the Company's investment. The investment is putable by the Company to the customer for cash after five years. On April 9, 2003, the Company repaid this term loan and simultaneously entered into another $50.0 million term loan bearing interest at LIBOR + 0.60% and with a final maturity of October 2003.

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

        The Company has entered into the following cash flow hedges that are outstanding as of September 30, 2003. The net value associated with these hedges is reflected on the Company's Consolidated Balance Sheets (in thousands).

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date		Maturity Date	Estimated Value at September 30, 2003
Pay-Fixed Swap	125,000	2.885%	1/23/03		6/25/06	$(2,621)
Pay-Fixed Swap	125,000	2.838%	2/11/03		6/25/06	(2,459)
Pay-Fixed Swap	100,000	4.139%	9/29/03		1/2/11	(1,048)
Pay-Fixed Swap	100,000	4.643%	9/29/03		1/2/14	(1,425)
Pay-Fixed Swap	75,000	5.580%	11/4/99	(1)	12/1/04	(4,128)
Pay-Floating Swap	100,000	3.878%	11/27/02		8/15/08	3,443
Pay-Floating Swap	50,000	3.810%	11/27/02		8/15/08	1,564
LIBOR Cap	345,000	8.000%	5/22/02		5/28/14	10,549
LIBOR Cap	135,000	6.000%	9/29/03		10/15/06	448
LIBOR Cap	75,000	7.750%	11/4/99	(1)	12/1/04	—
LIBOR Cap	35,000	7.750%	11/4/99	(1)	12/1/04	—

Total Estimated Value						$4,323

Explanatory Note:

(1)
Acquired in connection with the TriNet Acquisition (see Note 1 to the Company's Consolidated Financial Statements).

        Between January 1, 2002 and September 30, 2003, the Company had two cash flow hedges each with a notional amount of $125.0 million and a strike price of 7.058% and 7.055% that expired in June 2003.

        During the nine months ended September 30, 2003, the Company entered into two $100.0 million 90-day forward starting swaps. These pay-fixed swaps which were effective in September 2003, have rates of 4.139% and 4.643%, have a 7-year and a 10-year term and are being used to lock-in swap rates related to future corporate unsecured bond issuances. In addition, effective in September 2003 the Company entered into a $135.0 million cap with a rate of 6.00% to hedge the Company's current outstanding floating-rate debt. This cap has a three-year term. Further, the Company entered into two $125.0 million forward starting swaps. These pay-fixed swaps were effective in June 2003 and replaced the two $125.0 million pay-fixed swaps mentioned above. The two new pay-fixed swaps have a three-year term and expire on June 25, 2006. In addition, in connection with a portion of the Company's fixed-rate corporate bonds, the Company entered into two pay-floating interest rate swaps struck at 3.8775% and 3.81% and in the notional amounts of $100.0 million and $50.0 million, respectively. The Company pays one-month LIBOR and receives the stated fixed rate in return. These swaps mitigate the risk of changes in the fair value of $150.0 million of the Company's fixed-rate corporate bonds attributable to changes in LIBOR. For accounting purposes, the difference between the fixed rate received and the LIBOR rate paid on the notional amount of the swap is recorded as "Interest expense" on the Company's Consolidated Statements of Operations. In addition, the Company adjusts the value of the swap to its fair value and adjusts the carrying amount of the hedged liability by an offsetting amount on a quarterly basis.

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

        Off-Balance Sheet Transactions—The Company is not dependent on the use of any off-balance sheet financing arrangements for liquidity. As of September 30, 2003, the Company had investments in three corporate tenant lease joint ventures accounted for under the equity method, which had total debt obligations outstanding of approximately $175.7 million. The Company's pro rata share of the ventures' third-party debt was approximately $76.9 million (see Note 6 to the Company's Consolidated Financial Statements). These ventures were formed for the purpose of operating, acquiring and in certain cases, developing corporate tenant lease facilities. The debt obligations of these joint ventures are non-recourse to the ventures and the Company, and mature between fiscal years 2004 and 2011. As of September 30, 2003, the debt obligations consisted of six term loans bearing fixed rates per annum ranging from 7.61% to 8.43% and one variable-rate term loan with a rate of LIBOR + 1.25% per annum.

        The Company has certain discretionary and non-discretionary unfunded commitments related to its loans and other lending investments that it may need to, or choose to, fund in the future. Discretionary commitments are those under which the Company has sole discretion with respect to future funding. Non-discretionary commitments are those under which the Company is generally obligated to fund at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of September 30, 2003, the Company had 15 loans with unfunded commitments totaling $207.0 million, of which $71.0 million was discretionary and $136.0 million was non-discretionary.

        Ratings Triggers—On July 27, 2001, the Company completed a $300.0 million unsecured revolving credit facility with a group of leading financial institutions. The facility has an initial maturity of July 2003 with a one-year extension at the Company's option and another one-year extension at the lenders' option. On May 14, 2003, the Company extended the final maturity to July 2004. This facility replaces two prior credit facilities maturing in 2002 and 2003, and bears interest at LIBOR + 2.125% per annum based on the Company's senior unsecured credit ratings of BB+ from S&P, Ba1 from Moody's and BBB- from Fitch Ratings. If the Company achieves a higher rating from either S&P or Moody's, the facility's interest rate will improve to LIBOR + 2.00% per annum. If the Company's credit rating is downgraded by any of the rating agencies (regardless of how far), the facility's interest rate will increase to LIBOR + 2.25% per annum. In the event the Company receives two credit ratings that are not equivalent, the spread over LIBOR shall be determined by the lower of the two such ratings. As of September 30, 2003, $130.0 million was outstanding on this facility. Accordingly, management does not believe any rating changes would have a material adverse impact on the Company's results of operations. There are no other ratings triggers in any of the Company's debt instruments or other operating or financial agreements.

        On July 30, 2002, the Company's senior unsecured credit rating was upgraded to an investment grade rating of BBB- from BB+ by Fitch Ratings. In addition, Moody's and S&P raised their ratings outlook for the Company's senior unsecured credit rating to "positive." On October 22, 2003, Moody's confirmed its rating and its ratings outlook of "positive" for the Company. Moody's indicated that it would revisit the Company's rating in the second quarter of 2004.

        Transactions with Related Parties—The Company has an investment in iStar Operating Inc. ("iStar Operating"), a taxable subsidiary that, through a wholly-owned subsidiary, services the Company's loans and certain loan portfolios owned by third parties. The Company owns all of the non-voting preferred stock and a 95.00% economic interest in iStar Operating. An affiliate of the Company's largest shareholder is the owner of all the voting common stock and a 5.00% economic interest in iStar Operating. As of September 30, 2003, there have never been any distributions to the common shareholder, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of iStar Operating at fair market value, which the Company believes to be nominal.

        iStar Operating has elected to be treated as a taxable REIT subsidiary for purposes of maintaining compliance with the REIT provisions of the Code and prior to July 1, 2003 was accounted for under the equity method for financial statement reporting purposes and was presented in "Investments in and advances to joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Balance Sheets. As of July 1, 2003, the Company consolidates this entity as a VIE (see Note 3 to the Company's Consolidated Financial Statements) with no material impact. Prior to its consolidation the Company allocated a portion of its general overhead expenses to iStar Operating based on the number of employees at iStar Operating as a percentage of the Company's total employees. These general overhead expenses were in addition to the direct general and administrative costs of iStar Operating. As of September 30, 2003, iStar Operating had no debt obligations.

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

        The Company entered into an employment agreement with its Chief Executive Officer as of March 31, 2001. In addition to the salary and bonus provisions of the agreement, the agreement provides for an award of 2.0 million phantom units to the executive, each of which notionally represents one share of the Company's Common Stock. Portions of these phantom units will vest on a contingent basis if the average closing price of the Company's Common Stock achieves certain levels (ranging from $25.00 to $37.00 per share) for 60 consecutive calendar days. The total rate of return (share price appreciation plus the reinvestment of dividends at market price on the date of distribution) from December 31, 2000 through September 30, 2003 was 146.86%. Contingently vested units will become fully vested, meaning that they are no longer subject to forfeiture, if the executive remains employed through March 30, 2004, or earlier upon certain change of control and termination events. When and if contingently vested phantom units become fully vested units, the Company must deliver to the executive either a number of shares of Common Stock equal to the number of fully vested units or an amount of cash equal to the then fair market value of that number of shares of Common Stock. If shares were unavailable under the Company's then long-term incentive plans, this obligation could require the Company to make a substantial cash payment to the executive. See "Critical Accounting Policies—Executive Compensation" below for a discussion of the accounting treatment applicable to the compensation awarded to the Chief Executive Officer under this agreement.

        DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three months ended September 30, 2003 and 2002, the Company issued a total of approximately 841,000 and 370,000 shares of its Common Stock, respectively, and during the nine months ended September 30, 2003 and 2002, the Company issued a total of approximately 2.2 million and 1.6 million shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three months ended September 30, 2003 and 2002 were approximately $30.5 million and $10.4 million, respectively, and $73.4 million and $43.9 million during the nine months ended September 30, 2003 and 2002, respectively. There are approximately 4.0 million shares available under the plan as of September 30, 2003.

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

        Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. During the nine months ended September 30, 2003, management reviewed and evaluated its critical accounting policies as further disclosed in the Company's December 31, 2002 Form 10-K and believes them to be appropriate. The Company's accounting policies are described in Note 3 to the Company's Consolidated Financial Statements. The following are significant events relating to critical accounting policies during the nine months ended September 30, 2003:

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

        The following is a hypothetical illustration of the effects on the Company's net income and adjusted earnings of the full vesting of phantom units under the employment agreement with the Chief Executive Officer. During the nine months ended September 30, 2003, 1.6 million of the phantom shares awarded to the Chief Executive Officer were contingently vested. Subsequent to September 30, 2003, the final 400,000 shares contingently vested. Absent an earlier change of control or termination of employment, these 2.0 million shares will not become fully vested until March 31, 2004. Assuming that the market price of the Common Stock on March 31, 2004 is $38.95 (which was the market price of the Common Stock on September 30, 2003), the Company would incur a one-time non-cash charge to both net income and earnings at that time of approximately $77.9 million (the fair market value of the 2.0 million shares at $38.95 per share) subject to the availability of 2.0 million shares under the Company's LTIP.

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

New Accounting Standards

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The FASB recently issued FASB Staff Position ("FSP") 150-3, which defers the provisions of paragraphs 9 and 10 of SFAS No. 150 indefinitely as they apply to mandatorily redeemable noncontrolling interests associated with finite-lived entities. The Company adopted the provisions of this statement, as required, on July 1, 2003, and it did not have a significant financial impact on the Company's Consolidated Financial Statements.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an interpretation of ARB 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE"), and how to determine when and which business enterprise should consolidate a VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements took effect immediately and were required for all financial statements initially issued or modified after January 31, 2003. Immediate consolidation is required for VIEs entered into or modified after February 1, 2003 in which the Company is deemed the primary beneficiary. For VIEs in which the Company entered into prior to February 1, 2003 the FASB recently issued FSP to defer FIN 46 for those older entities to December 31, 2003. The adoption of the additional consolidation provisions of FIN 46 is not expected to have a material impact on the Company's financial statements.

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

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both FASB Statements No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, FASB Statement No. 64 ("SFAS No. 64"), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"; however, due to the nature of the Company's operations, such treatment may not be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted the provisions of this statement, as required, on January 1, 2003. For the nine months ended September 30, 2002, the Company reclassified $12.2 million from "Extraordinary loss from early extinguishment of debt" into "Loss on early extinguishment of debt in continuing operations" on the Company's Consolidated Statements of Operations.

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

  31.0
  Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.

  32.0
  Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

  b.
  Reports on Form 8-K

    On July 10, 2003, a Current Report on Form 8-K was filed in order to file the Purchase Agreement between iStar Financial Inc. and Bear Stearns & Co. Inc., the Articles Supplementary relating to the Series E Preferred Stock, the Form 7.875% Series E Cumulative Redeemable Preferred Stock Certificate and the Opinion of Clifford Chance US LLP relating to the legality of the Preferred Stock.

    On July 24, 2003, a Current Report on Form 8-K was filed in order to file the Company's Earnings Release in connection with the quarter ended June 30, 2003.

    On September 30, 2003, a Current Report on Form 8-K was filed in order to file the Purchase Agreement between iStar Financial Inc. and the Underwriters, the Articles Supplementary relating to the Series F Preferred Stock, the Form of 7.80% Series F Cumulative Redeemable Preferred Stock Certificate and the Opinion of Clifford Chance US LLP relating to the legality of the Preferred Stock.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSTAR FINANCIAL INC. Registrant
Date: November 13, 2003	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer
Date: November 13, 2003
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