Form 10-K
period 2003-12-31
ISTAR FINANCIAL INC
filed 2004-03-15
CIK 1095651

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File No. 1-15371

iSTAR FINANCIAL INC.
(Exact name of registrant as specified in its charter)

Maryland	95-6881527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1114 Avenue of the Americas, 27th Floor New York, NY	10036
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (212) 930-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Name of Exchange on which registered:	Name of Exchange on which registered:
Common Stock, $0.001 par value	New York Stock Exchange
9.375% Series B Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
9.200% Series C Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
8.000% Series D Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.875% Series E Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.800% Series F Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.650% Series G Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange

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

        As of June 30, 2003 the aggregate market value of the common stock, $0.001 par value per share of iStar Financial Inc. ("Common Stock"), held by non-affiliates(1) of the registrant was approximately $3.8 billion, based upon the closing price of $36.50 on the New York Stock Exchange composite tape on such date.

        As of March 1, 2004, there were 107,393,300 shares of Common Stock outstanding.

(1)
For purposes of this Annual Report only, includes all outstanding Common Stock other than Common Stock held directly by the registrant's directors and executive officers.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of the registrant's definitive proxy statement for the registrant's 2004 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business

Explanatory Note for Purposes of the "Safe Harbor Provisions" of Section 21E of the Securities Exchange Act of 1934, as amended

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, iStar Financial Inc.'s (the "Company's") current business plan, business strategy and portfolio management. The Company's actual results or outcomes may differ materially from those anticipated. Important factors that the Company believes might cause such differences are discussed in the cautionary statements presented under the caption "Factors That May Affect the Company's Business Strategy" in Item 1 of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

Code of Conduct

        The Company has adopted a code of business conduct for all of its employees and directors, including the Company's chief executive officer, chief financial officer, other executive officers and personnel. A copy of the Company's code of conduct is attached to this Annual Report on Form 10-K as Exhibit 10.7 and is also available on the Company's website at www.istarfinancial.com. The Company intends to post on its website material changes to, or waivers from, its code of conduct, if any, within two days of any such event. As of December 31, 2003, there were no such changes or waivers.

Overview

        The Company is the leading publicly-traded finance company focused on the commercial real estate industry. The Company provides custom-tailored financing to private and corporate owners of real estate nationwide, including senior and junior mortgage debt, senior, mezzanine and subordinated corporate capital, and corporate net lease financing. The Company, which is taxed as a real estate investment trust ("REIT"), seeks to deliver strong dividends and superior risk-adjusted returns on equity to shareholders by providing innovative and value-added financing solutions to its customers.

        The Company's primary product lines include:

  •
  Structured Finance. The Company provides senior and subordinated loans that typically range in size from $20 million to $100 million. These loans may be either fixed or variable rate and are structured to meet the specific financing needs of the borrowers, including the acquisition or financing of large, quality real estate. The Company offers borrowers a wide range of structured finance options, including first mortgages, second mortgages, partnership loans, participating debt and interim facilities. The Company's structured finance transactions have maturities generally ranging from three to ten years. As of December 31, 2003, based on gross carrying values, the Company's structured finance assets represented 25.97% of its assets.

  •
  Portfolio Finance. The Company provides funding to regional and national borrowers who own multiple facilities in geographically diverse portfolios. Loans are cross-collateralized to give the Company the benefit of all available collateral and underwritten to recognize inherent portfolio diversification. Property types include multifamily, suburban office, hotels and other property types where individual property values are less than $20 million on average. Loan terms are structured to meet the specific requirements of the borrower and typically range in size from $25 million to $150 million. The Company's portfolio finance transactions have maturities generally ranging from three to ten years. As of December 31, 2003, based on gross carrying values, the Company's portfolio finance assets represented 15.49% of its assets.

  •
  Corporate Finance. The Company provides senior and subordinated capital to corporations engaged in real estate or real estate-related businesses. Financings may be either secured or unsecured and typically range in size from $20 million to $150 million. The Company's corporate finance transactions have maturities generally ranging from five to ten years. As of December 31, 2003, based on gross carrying values, the Company's corporate finance assets represented 8.29% of its assets.

  •
  Loan Acquisition. The Company acquires whole loans and loan participations which present attractive risk-reward opportunities. Loans are generally acquired at a small discount to the principal balance outstanding. Loan acquisitions typically range in size from $5 million to $100 million and are collateralized by all major property types. The Company's loan acquisition transactions have maturities generally ranging from three to ten years. As of December 31, 2003, based on gross carrying values, the Company's loan acquisition assets represented 6.34% of its assets.

  •
  Corporate Tenant Leasing. The Company provides capital to corporations and borrowers who control facilities leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to be paid by the corporate tenant on a triple net lease basis. Corporate tenant lease, or CTL, transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of December 31, 2003, based on gross carrying values, the Company's CTL assets (including investments in and advances to joint ventures and unconsolidated subsidiaries and assets held for sale) represented 41.89% of its assets.

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

        Specifically, in September 1998, the Company acquired the loan origination and servicing business of a major insurance company, and in December 1998, the Company acquired the mortgage and mezzanine loan portfolio of its largest private competitor. Additionally, in November 1999, the Company acquired TriNet Corporate Realty Trust, Inc., then the largest publicly-traded company specializing in corporate sale/leaseback transactions for office and industrial facilities. The acquisition of TriNet was structured as a stock-for-stock merger of TriNet with a subsidiary of the Company. Throughout this Report, the Company refers to TriNet as TriNet or the Leasing Subsidiary and refers to the acquisition of TriNet as the TriNet Acquisition.

        Concurrent with the TriNet Acquisition, the Company also acquired its former external advisor in exchange for shares of the Company's Common Stock and converted its organizational form to a Maryland corporation. As part of the conversion to a Maryland corporation, the Company replaced its former dual class common share structure with a single class of Common Stock. The Company's Common Stock began trading on the New York Stock Exchange on November 4, 1999. Prior to this date, the Company's common shares were traded on the American Stock Exchange.

Investment Strategy

        The Company's investment strategy targets specific sectors of the real estate credit markets in which it believes it can deliver value-added, flexible financial solutions to its customers, thereby differentiating its financial products from those offered by other capital providers.

        The Company has implemented its investment strategy by:

  •
  Focusing on the origination of large, structured mortgage, corporate and lease financings where customers require flexible financial solutions and "one-call" responsiveness post-closing.

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

        The Company intends to continue to emphasize a mix of portfolio financing transactions to create asset diversification and single-asset financings for properties with strong, long-term competitive market positions. The Company's credit process will continue to focus on:

  •
  Building diversification by asset type, property type, obligor, loan/lease maturity and geography.

  •
  Financing commercial real estate assets in major metropolitan markets.

  •
  Underwriting assets using conservative assumptions regarding collateral value and future property performance.

  •
  Requiring adequate cash flow coverage on its investments.

  •
  Stress testing potential investments for adverse economic and real estate market conditions.

        As of December 31, 2003, based on current gross carrying values, the Company's business consists of the following product lines:

Product Line

        The Company seeks to maintain an investment portfolio which is diversified by asset type, underlying property type and geography. As of December 31, 2003, based on current gross carrying values, the Company's total investment portfolio has the following characteristics:

Asset Type

Property Type

Geography

The Company's Underwriting Process

        The Company discusses and analyzes investment opportunities during regular weekly meetings which are attended by all of its investment professionals, as well as representatives from its legal, risk management and capital markets areas. The Company has developed a process for screening potential investments called the Six Point Methodologysm. Through this process the Company evaluates an investment opportunity prior to beginning its formal commitment process by: (1) evaluating the source of the opportunity; (2) evaluating the quality of the collateral or corporate credit, as well as its market or industry dynamics; (3) evaluating the equity or corporate sponsor; (4) determining whether it can implement an appropriate legal and financial structure for the transaction given its risk profile; (5) performing an alternative investment test; and (6) evaluating the liquidity of the investment and its ability to match fund the asset.

        The Company has an intensive underwriting process in place for all potential investments. This process provides for comprehensive feedback and review by all disciplines within the Company, including investments, credit, risk management, legal/structuring and capital markets. Participation is encouraged from all professionals throughout the entire origination process, from the initial consideration of the opportunity, through the Six Point Methodologysm and into the preparation and distribution of a comprehensive memorandum for the Company's internal and Board of Directors investment committees.

        Commitments of less than $40.0 million require the unanimous consent of the Company's internal investment committee, consisting of senior management representatives from each of the Company's key disciplines. For commitments between $40.0 million and $75.0 million, the further approval of the Company's Board of Directors' investment committee is also required. All commitments of $75.0 million or more must be approved by the Company's full Board of Directors.

Financing Strategy

        The Company has access to a wide range of debt and equity capital resources to finance its investment and growth strategies. At December 31, 2003, the Company had over $2.4 billion of tangible book equity capital and a total market capitalization of approximately $8.7 billion. The Company believes that its size, diversification, investor sponsorship and track record are competitive advantages in obtaining attractive financing for its businesses.

        The Company seeks to maximize risk-adjusted returns on equity and financial flexibility by accessing a variety of public and private debt and equity capital sources, including:

  •
  Long-term, unsecured corporate debt.

  •
  iStar Asset Receivables ("STARs"), the Company's proprietary match-funded, securitized debt program.

  •
  A combined $2.7 billion of capacity under its unsecured and secured revolving credit facilities at year end.

        The Company's business model is premised on significantly lower leverage than many other commercial finance companies. In this regard, the Company seeks to:

  •
  Maintain a prudent corporate leverage level based upon the Company's mix of business and appropriate leverage levels for each of its primary business lines.

  •
  Maintain a large tangible equity base and conservative credit statistics.

  •
  Match fund assets and liabilities.

        The Company has not historically utilized, and does not currently plan to utilize, "off-balance sheet" financing vehicles other than normal corporate tenant leasing joint ventures with unrelated third parties, which may be accounted for under the equity method due to the existence of provisions providing for a sharing of control with the venture partners. Detailed information on the Company's three remaining joint ventures in which the Company currently has investments/operations, which totaled approximately $25.0 million at December 31, 2003, including information on the Company's share of the joint ventures' non-recourse debt, is provided in Item 7–"Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources," and in Note 6 to the Company's Consolidated Financial Statements.

        A more detailed discussion of the Company's current capital resources is provided in Item 7–"Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources."

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

        In addition, when appropriate the Company enters into interest rate swaps that convert fixed-rate debt to variable rate in order to mitigate the risk of changes in fair value of the fixed-rate debt obligations.

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

Business

Real Estate Lending:

        The Company provides structured financing to private and corporate owners of real estate nationwide, including senior and junior mortgage debt, senior mezzanine and subordinated corporate capital.

        Set forth below is information regarding the Company's primary real estate lending product lines as of December 31, 2003:

	Current Carrying Value	% of Total
	(In thousands)
Structured finance	$1,729,765	46.30%
Portfolio finance	1,031,538	27.61%
Corporate finance	552,443	14.79%
Loan acquisition	422,364	11.30%

Gross carrying value	$3,736,110	100.00%

Provision for loan losses	(33,436)

Total carrying value, net	$3,702,674

        As more fully discussed in Note 3 to the Company's Consolidated Financial Statements, the Company continually monitors borrower performance and completes a detailed, loan-by-loan formal credit review on a quarterly basis. After having originated or acquired over $9 billion of investment transactions, the Company and its private investment fund predecessors have experienced minimal actual losses on their lending investments.

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

Summary of Interest Characteristics

        As more fully discussed in Item 7–"Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources" as well as in Item 7a.–"Quantitative and Qualitative Disclosures about Market Risk," the Company utilizes certain interest rate risk management techniques, including both asset/liability matching and certain other hedging techniques, in order to mitigate the Company's exposure to interest rate risks.

        As of December 31, 2003, the Company's Lending Business portfolio has the following interest rate characteristics:

	Current Carrying Value	% of Total
	(In thousands)
Fixed-rate loans	$1,450,534	38.82%
Variable-rate loans	2,285,576	61.18%

Gross carrying value	$3,736,110	100.00%

Summary of Prepayment Terms

        The Company is exposed to risks of prepayment on its loan assets, and generally seeks to protect itself from such risks by structuring its loans with prepayment restrictions and/or penalties.

        As of December 31, 2003, the Company's Lending Business portfolio has the following call protection characteristics:

	Current Carrying Value	% of Total
	(In thousands)
Fixed prepayment penalties	$1,262,420	33.79%
Substantial lock-out for original term	1,134,223	30.36%
Currently open to prepayment with no penalty	890,100	23.82%
Yield maintenance	256,701	6.87%
Other	192,666	5.16%

Gross carrying value	$3,736,110	100.00%

Summary of Lending Business Maturities

        As of December 31, 2003, the Company's Lending Business portfolio has the following maturity characteristics:

Year of Maturity	Number of Transactions Maturing	Current Carrying Value	% of Total
	(In thousands)
2004	16	$352,267	9.43%
2005	29	1,008,448	26.99%
2006	21	757,524	20.28%
2007	11	353,896	9.47%
2008	15	420,419	11.25%
2009	8	305,569	8.18%
2010	2	37,334	1.00%
2011	7	222,337	5.95%
2012	1	7,800	0.21%
2013	8	155,736	4.17%
2014 and thereafter	7	114,780	3.07%

Gross carrying value		$3,736,110	100.00%

Weighted average maturity		3.72 years

Structured Finance

        The Company provides custom-tailored senior and subordinated loans that typically range in size from $20 million to $100 million. These loans may be either fixed or variable rate and are structured to meet the specific financing needs of the borrowers, including the acquisition or financing of large, quality real estate. The Company offers borrowers a wide range of structured finance options, including first mortgages, second mortgages, partnership loans, participating debt and interim facilities. The Company's structured finance transactions have maturities generally ranging from three to ten years.

        As of December 31, 2003, the Company's structured finance investments have the following characteristics:

Investment Class	Collateral Types	# of Loans In Class	Current Carrying Value(1)	Current Principal Balance Outstanding	Weighted Average Stated Pay Rate(2)	Weighted Average First Dollar Current Loan-to- Value(3)	Weighted Average Last Dollar Current Loan-to- Value(4)
First Mortgages	Office/Residential/ Industrial, R&D/Conference Center/Mixed Use/ Hotel/Entertainment, Leisure	33	$1,262,732	$1,269,024	5.88%	0%	64%
Junior First Mortgages(5)	Office/Residential/Mixed Use/Hotel	10	200,943	207,088	9.76%	61%	78%
Second Mortgages	Office/Mixed Use/Hotel	7	122,139	117,963	9.88%	47%	66%
Corporate Loans/Other	Office/Residential/Industrial, R&D/Mixed Use/Hotel	13	143,951	143,506	10.84%	58%	73%

Total		63	$1,729,765	$1,737,581

Explanatory Notes:

(1)
Where Current Carrying Value differs from Current Principal Balance Outstanding, the difference represents unamortized amount of acquired premiums, discounts or deferred loan fees.

(2)
All variable-rate loans assume a one-month LIBOR rate of 1.12% (the actual one-month LIBOR rate at December 31, 2003). As of December 31, 2003, five loans with a combined carrying value of $95.9 million have a stated accrual rate that exceeds the stated pay rate.

(3)
Weighted average ratio of first dollar current loan carrying value to underlying collateral value using third-party appraisal or the Company's internal valuation.

(4)
Weighted average ratio of last dollar current loan carrying value to underlying collateral value using third-party appraisal or the Company's internal valuation.

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

        As of December 31, 2003, the Company's portfolio finance investments have the following characteristics:

Investment Class	Collateral Types	# of Loans In Class	Current Carrying Value(1)	Current Principal Balance Outstanding	Weighted Average Stated Pay Rate(2)	Weighted Average First Dollar Current Loan-to- Value(3)	Weighted Average Last Dollar Current Loan-to- Value(4)
First Mortgages	Residential/Mixed Use/Hotel/ Entertainment, Leisure	8	$399,418	$402,056	7.04%	0%	63%
Junior First Mortgages(5)	Office/Hotel Entertainment, Leisure	5	167,811	168,532	6.79%	55%	64%
Second Mortgages	Hotel	1	29,955	29,294	12.22%	74%	94%
Corporate Loans/Other	Office/Residential/Mixed Use/Hotel/ Entertainment, Leisure	13	434,354	441,078	9.32%	55%	70%

Total		27	$1,031,538	$1,040,960

Explanatory Notes:

(1)
Where Current Carrying Value differs from Current Principal Balance Outstanding, the difference represents unamortized amount of acquired premiums, discounts or deferred loan fees.

(2)
All variable-rate loans assume a one-month LIBOR rate of 1.12% (the actual one-month LIBOR rate at December 31, 2003).

(3)
Weighted average ratio of first dollar current loan carrying value to underlying collateral value using third-party appraisal or the Company's internal valuation.

(4)
Weighted average ratio of last dollar current loan carrying value to underlying collateral value using third-party appraisal or the Company's internal valuation.

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

        As of December 31, 2003, the Company's corporate finance investments have the following characteristics:

Investment Class	Collateral Types	# of Loans In Class	Current Carrying Value(1)	Current Principal Balance Outstanding	Weighted Average Stated Pay Rate(2)	Weighted Average First Dollar Current Loan-to- Value(3)	Weighted Average Last Dollar Current Loan-to- Value(4)
First Mortgages	Industrial, R&D/Hotel/ Entertainment, Leisure	7	$196,532	$210,579	7.44%	11%	60%
Junior First Mortgages(5)	Office/Retail/Hotel Entertainment, Leisure/Other	6	127,753	127,481	7.37%	49%	63%
Corporate Loans/Other	Office/Residential/Retail/Industrial, R&D/Other	10	228,158	242,702	8.56%	62%	72%

Total		23	$552,443	$580,762

Explanatory Notes:

(1)
Where Current Carrying Value differs from Current Principal Balance Outstanding, the difference represents unamortized amount of acquired premiums, discounts or deferred loan fees.

(2)
All variable-rate loans assume a one-month LIBOR rate of 1.12% (the actual one-month LIBOR rate at December 31, 2003).

(3)
Weighted average ratio of first dollar current loan carrying value to underlying collateral value using third-party appraisal or the Company's internal valuation.

(4)
Weighted average ratio of last dollar current loan carrying value to underlying collateral value using third-party appraisal or the Company's internal valuation.

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

        As of December 31, 2003, the Company's loan acquisition investments have the following characteristics:

Investment Class	Collateral Types	# of Loans In Class	Current Carrying Value(1)	Current Principal Balance Outstanding	Weighted Average Stated Pay Rate(2)	Weighted Average First Dollar Current Loan-to- Value(3)	Weighted Average Last Dollar Current Loan-to- Value(4)
First Mortgages	Office/Retail/Other	4	$314,098	$327,658	7.98%	0%	82%
Second Mortgages	Other	3	18,848	25,905	6.75%	59%	66%
Corporate Loans/Other	Hotel	5	89,418	112,769	7.54%	64%	81%

Total		12	$422,364	$466,332

Explanatory Notes:

(1)
Where Current Carrying Value differs from Current Principal Balance Outstanding, the difference represents unamortized amount of acquired premiums, discounts or deferred loan fees.

(2)
All variable-rate loans assume a one-month LIBOR rate of 1.12% (the actual one-month LIBOR rate at December 31, 2003).

(3)
Weighted average ratio of first dollar current loan carrying value to underlying collateral value using third-party appraisal or the Company's internal valuation.

(4)
Weighted average ratio of last dollar current loan carrying value to underlying collateral value using third-party appraisal or the Company's internal valuation.

Corporate Tenant Leasing:

        The Company, directly and through its Leasing Subsidiary, provides capital to corporations and borrowers who control facilities leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to be paid by the corporate tenant on a triple net lease basis. CTL transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million.

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

        The Company's CTL investments primarily represent a diversified portfolio of mission-critical headquarters or distribution facilities subject to net lease agreements with creditworthy corporate tenants. The Company generally seeks general-purpose real estate with residual values that represent a discount to current market values and replacement costs. Under a typical net lease agreement, the corporate customer agrees to pay a base monthly operating lease payment and all facility operating expenses (including taxes, maintenance and insurance).

        The Company generally seeks corporate tenants with the following characteristics:

  •
  Established companies with stable core businesses or market leaders in growing industries.

  •
  Investment-grade credit strength or appropriate credit enhancements if corporate credit strength is not sufficient on a stand-alone basis.

  •
  Commitment to the facility as a mission-critical asset to their on-going businesses.

        As of December 31, 2003, the Company had 160 corporate customers operating in more than 23 major industry sectors, including aerospace, energy, finance, healthcare, manufacturing, technology and telecommunications. The majority of these customers represent well-recognized national and international companies, such as Federal Express, IBM, Nike, Nokia, the U.S. Government and Verizon.

        As of December 31, 2003, the Company's CTL portfolio has the following tenant credit characteristics:

	Annualized In-Place Operating Lease Income(3)	% of In-Place Operating Lease Income
	(In thousands)
Investment grade(1)	$124,140	42.27%
Implied investment grade(2)	41,847	14.25%
Non-investment grade	43,215	14.71%
Unrated	84,504	28.77%

	$293,706	100.00%

Explanatory Notes:

(1)
A customer's credit rating is considered "Investment Grade" if the tenants' or its guarantor has a published senior unsecured credit rating of Baa3/BBB- or above by one or more of the three national rating agencies. Where a customer's credit is rated investment grade by one agency and non-investment grade by another, the Company only classifies the credit "Investment Grade" if the agency rating the credit investment grade is Standard & Poor's or Moody's Investors Service.

(2)
A customer's credit rating is considered "Implied Investment Grade" if it is 100.00% owned by an investment-grade parent or it has no published ratings, but has credit characteristics that the Company believes warrant an investment grade senior unsecured credit rating. Examples at December 31, 2003 include Cisco Systems Inc., Northrop Grumman Information and Volkswagen of America, Inc.

(3)
Reflects annualized GAAP operating lease income for leases in place at December 31, 2003. The operating lease income includes the Company's pro rata share from facilities owned by the Company's joint ventures.

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

        As of December 31, 2003, the Company owned 162 office and industrial facilities principally subject to net leases to 159 customers, comprising 26.3 million square feet in 28 states. The Company also has a portfolio of 17 hotels under a long-term master lease with a single customer. Information regarding the Company's CTL assets as of December 31, 2003 is set forth below:

SIC Code		# of Leases	% of In-Place Operating Lease Income(1)	% of Total Revenue(2)
73	Business Services	20	14.82%	6.63%
48	Communications	24	8.93%	3.99%
70	Hotels, Rooming, Housing & Lodging	3	8.73%	3.90%
35	Industrial/Commercial Machinery, incl. Computers	17	8.64%	3.86%
62	Security and Commodity Brokers	5	7.37%	3.30%
37	Transportation Equipment	7	6.83%	3.05%
36	Electronic & Other Elec. Equipment	16	6.13%	2.74%
30	Rubber and Misc. Plastics Products	2	5.96%	2.66%
49	Electric, Gas and Sanitary Services	3	2.96%	1.33%
64	Insurance Agents, Brokers & Service	5	2.48%	1.11%
63	Insurance Carriers	7	2.38%	1.06%
50	Wholesale Trade-Durable Goods	7	2.30%	1.03%
91	Executive, Legislative and General Gov't.	5	2.09%	0.93%
42	Motor Freight Transp. & Warehousing	2	2.05%	0.92%
58	Eating and Drinking Places	13	2.02%	0.90%
79	Amusement and Recreation Services	2	1.50%	0.67%
60	Depository Institutions	3	1.46%	0.65%
87	Engineering, Accounting & Research Services	7	1.46%	0.65%
38	Measuring & Analyzing Instruments	5	1.33%	0.60%
51	Wholesale Trade-Non-Durable Goods	4	1.24%	0.55%
45	Airports, Flying Fields & Terminal Services	1	1.18%	0.53%
29	Petroleum Refining	1	1.14%	0.51%
23	Apparel and Other Finished Products	2	1.07%	0.48%
	Various	28	5.93%

	Total	189	100.00%

Explanatory Notes:

(1)
Reflects annualized GAAP operating lease income for leases in place at December 31, 2003. The operating lease income includes the Company's pro rata share from facilities owned by the Company's joint ventures.

(2)
Reflects annualized GAAP operating lease income for leases in place at December 31, 2003 as a percentage of annualized total revenue for the quarter ended December 31, 2003.

        As of December 31, 2003, lease expirations on the Company's CTL assets, including facilities owned by the Company's joint ventures, are as follows:

Year of Lease Expiration	Number of Leases Expiring	Annualized In-Place Operating Lease Income(1)	% of In-Place Operating Lease Income	% of Total Revenue(2)
		(In thousands)
2004	20	$19,599	6.67%	2.98%
2005	16	10,723	3.65%	1.63%
2006	27	30,073	10.24%	4.58%
2007	23	18,448	6.28%	2.81%
2008	17	13,714	4.67%	2.09%
2009	12	13,478	4.59%	2.05%
2010	6	8,557	2.91%	1.30%
2011	7	6,131	2.09%	0.93%
2012	11	17,367	5.91%	2.64%
2013	5	6,816	2.32%	1.04%
2014 and thereafter	45	148,800	50.67%	22.65%

Total	189	$293,706	100.00%

Weighted average remaining lease term		9.93 years

Explanatory Notes:

(1)
Reflects annualized GAAP operating lease income for leases in place at December 31, 2003. The operating lease income includes the Company's pro rata share from facilities owned by the Company's joint ventures.

(2)
Reflects annualized GAAP operating lease income for leases in place at December 31, 2003 as a percentage of annualized total revenue for the quarter ended December 31, 2003.

Policies with Respect to Other Activities

        The Company's investment, financing and conflicts of interests policies are managed under the ultimate supervision of the Company's Board of Directors. The Board can amend, revise or eliminate these policies at any time without a vote of shareholders. At all times, the Company intends to make investments in a manner consistent with the requirements of the Code for the Company to qualify as a REIT.

Investment Restrictions or Limitations

        The Company does not have any prescribed allocation among investments or product lines. Instead, the Company focuses on corporate and real estate credit underwriting to develop an in-depth analysis of the risk/reward ratios in determining the pricing and advisability of each particular transaction.

        The Company believes that it is not, and intends to conduct its operations so as not to become, regulated as an investment company under the Investment Company Act. The Investment Company Act generally exempts entities that are "primarily engaged in purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (collectively, "Qualifying Interests"). The Company intends to rely on current interpretations of the Securities and Exchange Commission in an effort to qualify for this exemption. Based on these interpretations, the Company, among other things, must maintain at least 55.00% of its assets in Qualifying Interests and at least 25.00% of its assets in real estate-related assets (subject to reduction to the extent the Company invests more than 55.00% of its assets in Qualifying Interests). Generally, the Company's senior mortgages, CTL assets and certain of its subordinated mortgages constitute Qualifying Interests.

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

Factors That May Affect the Company's Business Strategy

        The implementation of the Company's business strategy and investment policies are subject to certain risks, including the effect of economic and other conditions in the United States generally and in markets where the Companys' customers, collateral and corporate facilities are located. In addition, the following factors may affect the Company's financial condition and results of operations:

  •
  The Company may suffer a loss if a borrower defaults on a non-recourse loan or an unsecured loan.

  •
  The Company may suffer a loss in the event of a bankruptcy of a borrower, particularly if the borrower has incurred debt that is senior to its loan.

  •
  The Company is subject to the risk that provisions of its loan agreements may be unenforceable or that it may experience delays in enforcing remedies.

  •
  Lease expirations, defaults and terminations will adversely affect its revenue if the Company cannot replace the leases on advantageous terms.

  •
  The Company may not be able to redeploy capital from loans that have been repaid on terms as attractive as the loans being repaid, which may adversely impact its earnings.

  •
  The Company's ownership interests in corporate facilities may be illiquid, hindering its ability to mitigate a loss.

  •
  The Company needs continued access to significant capital, including debt, in order to grow. Increased leverage magnifies changes in its net worth and creates the risk that it might not be able to service its debt obligations.

  •
  As an owner of real estate, the Company faces risks of liability under environmental laws.

  •
  The Company will suffer adverse consequences if it fails to qualify as a REIT.

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

Employees

        As of March 1, 2004, the Company had 155 employees and believes its relationships with its employees to be good. The Company's employees are not represented by a collective bargaining agreement.

Website Access to Reports

        The Company maintains a website at www.istarfinancial.com. Effective as of January 1, 2003, through the Company's website, the Company makes available free of charge its annual proxy statement, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those Reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

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

        See Item 1—"Corporate Tenant Leasing" for a discussion of CTL facilities held by the Company and its Leasing Subsidiary for investment purposes and Item 8—"Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation" for a detailed listing of such facilities.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.    Market for Registrant's Equity and Related Share Matters

        The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "SFI."

        The high and low sales prices per share of Common Stock are set forth below for the periods indicated.

Quarter Ended	High	Low
2002
March 31, 2002	$28.90	$24.59
June 30, 2002	$31.45	$28.50
September 30, 2002	$29.55	$25.30
December 31, 2002	$28.40	$25.90
2003
March 31, 2003	$29.90	$27.05
June 30, 2003	$36.60	$29.68
September 30, 2003	$38.95	$35.00
December 31, 2003	$40.00	$37.25

        On March 1, 2004, the closing sale price of the Common Stock as reported by the NYSE was $42.50. The Company had 2,980 holders of record of Common Stock as of March 1, 2004.

        At December 31, 2003, the Company had six series of preferred stock outstanding: 9.375% Series B Preferred Stock, 9.200% Series C Preferred Stock, 8.000% Series D Preferred Stock, 7.875% Series E Preferred Stock, 7.800% Series F Preferred Stock and 7.650% Series G Preferred Stock. Each of the Series B, C, D, E, F and G preferred stock is publicly traded.

Dividends

        The Company's management expects that any taxable income remaining after the distribution of preferred dividends and the regular quarterly or other dividends on its Common Stock will be distributed annually to the holders of the Common Stock on or prior to the date of the first regular quarterly dividend payment date of the following taxable year. The dividend policy with respect to the Common Stock is subject to revision by the Board of Directors. All distributions in excess of dividends on preferred stock or those required for the Company to maintain its REIT status will be made by the Company at the sole discretion of the Board of Directors and will depend on the taxable earnings of the Company, the financial condition of the Company, and such other factors as the Board of Directors deems relevant. The Board of Directors has not established any minimum distribution level. In order to maintain its qualifications as a REIT, the Company intends to make regular quarterly dividends to its shareholders that, on an annual basis, will represent at least 90.00% of its taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gains.

        Holders of Common Stock will be entitled to receive distributions if, as and when the Board of Directors authorizes and declares distributions. However, rights to distributions may be subordinated to the rights of holders of preferred stock, when preferred stock is issued and outstanding. In addition, most of the Company's borrowings contain covenants that limit the Company's ability to pay distributions on its capital stock based upon the Company's adjusted earnings provided however, that these borrowings generally permit the Company to pay the minimum amount of distributions necessary to maintain the Company's REIT status.In any liquidation, dissolution or winding up of the Company, each outstanding share of Common Stock will entitle its holder to a proportionate share of the assets that remain after the Company pays its liabilities and any preferential distributions owed to preferred shareholders.

        The following table sets forth the dividends paid or declared by the Company on its Common Stock:

Quarter Ended	Shareholder Record Date	Dividend/ Share
2002(1)
March 31, 2002	April 15, 2002	$0.6300
June 30, 2002	July 15, 2002	$0.6300
September 30, 2002	October 15, 2002	$0.6300
December 31, 2002	December 16, 2002	$0.6300
2003(2)
March 31, 2003	April 15, 2003	$0.6625
June 30, 2003	July 15, 2003	$0.6625
September 30, 2003	October 15, 2003	$0.6625
December 31, 2003	December 15, 2003	$0.6625

Explanatory Notes:

(1)
For tax reporting purposes, the 2002 dividends were classified as 87.61% ($2.2078) ordinary income, 1.80% ($0.0454) 20.00% capital gain and 10.59% ($0.2668) return of capital for those shareholders who held shares of the Company for the entire year.

(2)
For tax reporting purposes, the 2003 dividends were classified as 68.90% ($1.8258) ordinary income, 2.46% ($0.0651) 20.00% capital gain, 1.90% ($0.0503) 15.00% capital gain (post May 5, 2003), 2.67% ($0.0709) 25.00% Section 1250 capital gain and 24.08% ($0.6380) return of capital for those shareholders who held shares of the Company for the entire year.

        The Company declared dividends aggregating $14.3 million, $4.7 million, $3.0 million, $8.0 million $4.9 million, $1.7 million, and $170,000, respectively, on its Series A, B, C, D, E, F and G preferred stock, respectively, for the year ended December 31, 2003. There are no dividend arrearages on any of the preferred shares currently outstanding.

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

        The Company intends to continue to declare quarterly distributions on its Common Stock. No assurance, however, can be given as to the amounts or timing of future distributions, as such distributions are subject to the Company's earnings, financial condition, capital requirements, debt covenants and such other factors as the Company's Board of Directors deems relevant. On February 11, 2004, the Company announced that, effective April 1, 2004, its Board of Directors approved an increase in the regular quarterly dividend on its Common Stock for 2004 to $0.6975 per share, representing $2.79 per share on an annualized basis.

Disclosure of Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders-stock options(1)	2,870,138	$18.59	1,880,530
Equity compensation plans approved by security holders-restricted stock awards(2)	2,422,037	N/A	N/A
Equity compensation plans approved by security holders-high performance units(3)	—	N/A	N/A
Equity compensation plans not approved by security holders	—	—	—

Total	5,292,175	$18.59	1,880,530

Explanatory Notes:

(1)
Stock Options—As more fully discussed in Note 10 to the Company's Consolidated Financial Statements, there were approximately 2.9 million stock options outstanding as of December 31, 2003. These 2.9 million options, together with their weighted-average exercise price, have been included in columns (a) and (b), above. The 1.9 million figure in column (c) represents the aggregate amount of stock options or restricted stock awards that could be granted under compensation plans approved by the Company's security holders after giving effect to previously issued awards of stock options, shares of restricted stock and other performance awards.

(2)
Restricted Stock—As of December 31, 2003, the Company has issued 933,475 shares of restricted stock. The restrictions on 422,037 of such shares primarily relate to the passage of time for vesting periods which have not lapsed, and are thus not included in the Company's outstanding share balance. These shares have been included in column (a), above.

Phantom Shares—As more fully discussed in Note 10 to the Company's Consolidated Financial Statements, the Company has granted 2.0 million unvested phantom shares, each of which represents one share of the Company's Common Stock. As of December 31, 2003, all of these shares have contingently vested. These shares have been included in column (a), above. Shares that have contingently vested generally are not expected to become fully vested until March 30, 2004.

(3)
High Performance Unit Program—In May 2002, the Company's shareholders approved the iStar Financial High Performance Unit Program. The Program is more fully described in the Company's proxy statement dated April 8, 2002 and in Note 10 to the Company's Consolidated Financial Statements. The program entitles the employee participants to receive cash distributions in the nature of common stock dividends if the total rate of return on the Company's Common Stock exceeds certain performance levels. The first and second tranches of the program were completed on December 31, 2002 and 2003, respectively. As a result of the Company's superior performance during the valuation period for both tranches, the program participants are entitled to share in cash distributions equivalent to dividends payable on 819,254 shares and 987,149 shares of the Company's Common Stock, in the aggregate, as and when such dividends are paid by the Company for the 2002 and the 2003 plan, respectively. Such dividend payments for the first tranche began with the first quarter 2003 dividend and those for the second tranche will begin with the first quarter 2004 dividend and will reduce net income allocable to common stockholders when paid. No shares of the Company's Common Stock will be issued in connection with this program and thus no effect has been reflected in the above table.

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

        Accordingly, the results of operations for the Company for the year ended December 31, 1999, does not reflect the current operations of the Company as a well capitalized, internally-managed finance company operating in the commercial real estate industry. For these reasons, the Company believes that the information should be read in conjunction with the discussions set forth in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain prior year amounts have been reclassified to conform to the 2003 presentation.

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data and ratios)
OPERATING DATA:
Interest income	$304,394	$255,631	$254,119	$268,011	$209,848
Operating lease income	265,478	236,643	179,279	171,247	40,633
Other income	36,677	27,993	31,000	17,902	12,900

Total revenue	606,549	520,267	464,398	457,160	263,381

Interest expense	194,999	185,375	169,974	173,549	91,112
Operating costs-corporate tenant lease assets	17,371	13,202	12,029	12,230	2,111
Depreciation and amortization	55,286	46,948	34,573	33,529	10,219
General and administrative	38,153	30,449	24,151	25,706	6,269
General and administrative-stock-based compensation	3,633	17,998	3,574	2,864	412
Provision for loan losses	7,500	8,250	7,000	6,500	4,750
Loss on early extinguishment of debt	—	12,166	1,620	705	—
Advisory fees	—	—	—	—	16,193
Costs incurred in acquiring former external advisor(1)	—	—	—	—	94,476

Total costs and expenses	316,942	314,388	252,921	255,083	225,542

Income before equity in (loss) earnings from joint ventures and unconsolidated subsidiaries, minority interest and other items	289,607	205,879	211,477	202,077	37,839
Equity in (loss) earnings from joint ventures and unconsolidated subsidiaries	(4,284)	1,222	7,361	4,796	235
Minority interest in consolidated entities	(249)	(162)	(218)	(195)	(41)
Cumulative effect of change in accounting principle(2)	—	—	(282)	—	—

Net income from continuing operations	285,074	206,939	218,338	206,678	38,033
Income from discontinued operations	1,916	7,614	10,429	7,960	853
Gain from discontinued operations	5,167	717	1,145	2,948	—

Net income	$292,157	$215,270	$229,912	$217,586	$38,886
Preferred dividend requirements	(36,908)	(36,908)	(36,908)	(36,908)	(23,843)

Net income allocable to common shareholders and HPU holders(3)	$255,249	$178,362	$193,004	$180,678	$15,043

Basic earning per common share(4)(5)	$2.52	$1.98	$2.24	$2.11	$0.25

Diluted earnings per common share(5)(6)	$2.43	$1.93	$2.19	$2.10	$0.25

Dividends declared per common share(7)	$2.65	$2.52	$2.45	$2.40	$1.86

SUPPLEMENTAL DATA:
Adjusted diluted earnings allocable to common shareholders and HPU holders(8)(10)	$341,177	$277,736	$254,095	$230,371	$127,798
EBITDA(9)(10)	$535,608	$439,424	$423,385	$413,951	$233,881
Ratio of EBITDA to interest expense(11)	2.75x	2.37x	2.49x	2.39x	2.57x
Ratio of EBITDA to combined fixed charges(12)	2.31x	1.98x	2.05x	1.97x	2.03x
Ratio of earnings to fixed charges(13)	2.49x	2.14x	2.25x	2.18x	2.45x
Ratio of earnings to fixed charges and preferred stock dividends(13)	2.10x	1.78x	1.86x	1.80x	1.94x
Weighted average common shares outstanding-basic	100,314	89,886	86,349	85,441	57,749
Weighted average common shares outstanding-diluted	104,101	92,649	88,234	86,151	60,393
Cash flows from:
Operating activities	$338,262	$348,793	$293,260	$219,868	$119,625
Investing activities	(974,354)	(1,149,070)	(349,525)	(193,805)	(143,911)
Financing activities	700,248	800,541	49,183	(37,719)	48,584
BALANCE SHEET DATA:
Loans and other lending investments, net	3,702,674	3,050,342	2,377,763	2,227,083	2,003,506
Corporate tenant lease assets, net	2,535,885	2,291,805	1,781,565	1,592,087	1,654,300
Total assets	6,660,590	5,611,697	4,380,640	4,034,775	3,813,552
Debt obligations	4,113,732	3,461,590	2,495,369	2,131,967	1,901,204
Minority interest in consolidated entities	5,106	2,581	2,650	6,224	2,565
Shareholders' equity	2,415,228	2,025,300	1,787,778	1,787,885	1,801,343
SUPPLEMENTAL DATA:
Total debt to shareholders' equity	1.7x	1.7x	1.4x	1.2x	1.1x

Explanatory Notes:

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

(4)
Prior to November 1999, earnings per common share excludes 1.00% of net income allocable to the Company's former class B shares. The former class B shares were exchanged for Common Stock in connection with the acquisition of TriNet and other related transactions on November 4, 1999. As a result, the Company now has a single class of Common Stock outstanding.

(5)
For the 12 months ended December 31, 2003, net income used to calculate earnings per basic and diluted common share excludes $2,006 and $1,994 of net income allocable to HPU holders, respectively.

(6)
For the 12 months ended December 31, 2003, net income used to calculate earnings per diluted common share includes joint venture income of $167.

(7)
The Company generally declares common and preferred dividends in the month subsequent to the end of the quarter.

(8)
Adjusted earnings represents net income to common shareholders and HPU holders computed in accordance with GAAP, before depreciation, amortization, gain from discontinued operations, extraordinary items and cumulative effect of change in accounting principle. For the year ended December 31, 2002, adjusted earnings excludes the $15.0 million charge related to the performance based vesting of restricted shares granted under the Company's long-term incentive plan and includes $3.9 million of cash paid for prepayment penalties associated with early extinguishment of debt. For the years ended December 31, 2001 and 2000, adjusted earnings includes $1.0 million and $317,000 of cash paid for prepayment penalties associated with early extinguishment of debt. For the year ended December 31, 1999, adjusted earnings excludes the non-recurring, non-cash cost incurred in acquiring the Company's former external advisor. (See reconciliation in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations").

(9)
EBITDA is calculated as net income plus the sum of interest expense, depreciation and amortization, minority interest in consolidated entities, cumulative effect of change in accounting principle and costs incurred in acquiring former advisor minus income from discontinued operations and gain from discontinued operations.

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Net income	$292,157	$215,270	$229,912	$217,586	$38,886
Add: Interest expense	194,999	185,375	169,974	173,549	91,112
Add: Depreciation and amortization	55,286	46,948	34,573	33,529	10,219
Add: Minority interest in consolidated entities	249	162	218	195	41
Add: Cumulative effect of change in accounting principle	—	—	282	—	—
Add: Costs incurred in acquiring former advisor	—	—	—	—	94,476
Less: Income from discontinued operations	(1,916)	(7,614)	(10,429)	(7,960)	(853)
Less: Gain from discontinued operations	(5,167)	(717)	(1,145)	(2,948)	—

EBITDA	$535,608	$439,424	$423,385	$413,951	$233,881

(10)
Each of adjusted earnings and EBITDA should be examined in conjunction with net income as shown in the Consolidated Statements of Operations. Neither adjusted earnings nor EBITDA should be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is either measure indicative of funds available to fund the Company's cash needs or available for distribution to shareholders. The Company's management believes that adjusted earnings and EBITDA more closely approximate operating cash flow and are useful measures for investors to consider, in conjunction with net income and other GAAP measures. This is because, as a commercial finance company that focuses on real estate lending and corporate tenant leasing; therefore, the Company's net income (determined in accordance with GAAP) reflects significant non-cash depreciation expense on CTL assets and significant deferred financing costs. Several of the Company's material borrowing arrangements contain covenants based on adjusted earnings, therefore, the Company must monitor adjusted earnings in order to ensure compliance with these covenants. It should be noted that the Company's manner of calculating adjusted earnings and EBITDA may differ from the calculations of similarly-titled measures by other companies.

(11)
The 1999 EBITDA to interest expense ratio on a pro forma basis would have been 2.83x.

(12)
Combined fixed charges are comprised of interest expense, capitalized interest, amortization of loan costs and preferred stock dividend requirements. The 1999 EBITDA to combined fixed charges ratio on a pro forma basis would have been 2.23x.

(13)
For the purposes of calculating the ratio of earnings to fixed charges, "earnings" consist of income from continuing operations before adjustment for minority interest in consolidated subsidiaries, or income or loss from equity investees, income taxes and cumulative effect of change in accounting principle plus "fixed charges" and certain other adjustments. "Fixed charges" consist of interest incurred on all indebtedness related to continuing operations (including amortization of original issue discount) and the implied interest component of the Company's rent obligations in the years presented. For 1999, these ratios exclude the effect of a non-recurring, non-cash charge in the amount of approximately $94.5 million relating to the November 1999 acquisition of the former external advisor to the Company. Including the effect of this non-recurring, non-cash charge, the ratio of earnings to fixed charges for that period would have been 1.4x and the Company's ratio of earnings to fixed charges and preferred stock dividends would have been 1.1x.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The Company is in the business of providing custom-tailored financing solutions to private and corporate owners of real estate nationwide. Depending upon market conditions and the Company's views about the United States economy generally and the real estate markets specifically, the Company will adjust its investment focus from time to time and emphasize certain products, industries and geographic markets over others.

        The Company began its business in 1993 through private investment funds formed to take advantage of the lack of well-capitalized lenders capable of servicing the needs of customers in its markets. In March 1998, the private investment funds contributed their approximately $1.1 billion of assets to the Company's predecessor in exchange for a controlling interest in that public company. In November 1999, the Company acquired its leasing subsidiary, TriNet Corporate Realty Trust, Inc. ("TriNet" or the "Leasing Subsidiary"), which was then the largest publicly-traded company specializing in corporate sale/leaseback for office and industrial facilities (the "TriNet Acquisition"). Concurrent with the TriNet Acquisition, the Company also acquired its former external advisor in exchange for shares of its Common Stock and converted its organizational form to a Maryland corporation. The Company's Common Stock began trading on the New York Stock Exchange under the symbol "SFI" in November 1999.

        The Company has experienced significant growth since its first quarter as a public company in 1998. Transaction volume for the fiscal year ended December 31, 2003 was $2.2 billion, compared to $1.7 billion in 2002 and $1.1 billion in 2001. The Company completed 60 financing commitments in 2003, compared to 41 in 2002 and 35 in 2001. Repeat customer business has become a key source of transaction volume for the Company, accounting for approximately 55.00% of the Company's cumulative volume through the end of 2003. Based upon feedback from its customers, the Company believes that greater recognition of the Company and its reputation for completing highly structured transactions in an efficient manner have also contributed to increases in its transaction volume. The benefits of higher investment volumes were mitigated to an extent by the extremely low interest rate environment in 2002 and 2003. Low interest rates benefit the Company in that its borrowing costs decrease, but similarly, earnings on its variable-rate lending investments also decrease.

        During the difficult economic and real estate market conditions of 2002 and 2003, the Company focused its investment activity on lower risk investments such as first mortgages and corporate tenant lease transactions that met its risk adjusted return standards. The Company has experienced minimal losses on its lending investments. In 2003, the Company also focused on re-leasing space at its corporate tenant lease facilities under longer term leases in an effort to reduce the impact of lease expirations on the Company's earnings.

        The Company has continued to broaden its sources of capital and was particularly active in the capital markets in 2003. The Company's strong performance and the low interest rate environment enabled the Company to issue equity and debt securities in 2003 (and in early 2004) on attractive pricing terms. The Company used the proceeds from the issuances to repay secured indebtedness and to refinance higher cost capital. The Company made significant progress in 2003 in migrating its debt obligations from secured debt towards unsecured debt. While the Company considers it prudent to have a broad array of sources of capital, including secured financing arrangements, the Company will continue to seek to reduce its use of secured debt and increase its use of unsecured debt.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Interest income—Interest income increased by $48.8 million to $304.4 million for the 12 months ended December 31, 2003 from $255.6 million for the same period in 2002. This increase was primarily due to $102.3 million of interest income on new originations or additional fundings, offset by a $51.2 million decrease from the repayment of loans and other lending investments. This increase was partially offset by a decrease in interest income on the Company's variable-rate lending investments as a result of lower average one-month LIBOR rates of 1.21% in 2003, compared to 1.77% in 2002.

        Operating lease income—Operating lease income increased by $28.9 million to $265.5 million for the 12 months ended December 31, 2003 from $236.6 million for the same period in 2002. Of this increase, $36.6 million was attributable to new CTL investments. This increase was partially offset by $7.0 million of lower operating lease income due to vacancies on certain CTL assets.

        Other income—Other income generally consists of prepayment penalties and realized gains from the early repayment of loans and other lending investments, financial advisory and asset management fees, lease termination fees, mortgage servicing fees, loan participation payments and dividends on certain investments. During the 12 months ended December 31, 2003, other income included realized gains on sale of lending investments of $16.3 million, income from loan repayments and prepayment penalties of $17.3 million, asset management, mortgage servicing and other fees of approximately $2.6 million and other miscellaneous income such as dividend payments of $489,000.

        During the 12 months ended December 31, 2002, other income included prepayment penalties and realized gains on loan repayments of $12.6 million, asset management, mortgage servicing, and other fees of approximately $9.0 million, lease termination fees of $2.9 million, loan participation payments of $3.3 million and other miscellaneous income such as dividend payments and insurance claims of $994,000.

        Interest expense—For the 12 months ended December 31, 2003, interest expense increased by $9.6 million to $195.0 million from $185.4 million for the same period in 2002. This increase was primarily due to higher average borrowings on the Company's debt obligations, term loans and secured notes. This increase was partially offset by lower average one-month LIBOR rates, which averaged 1.21% in 2003 compared to 1.77% in 2002 on the unhedged portion of the Company's variable-rate debt and by a $4.5 million decrease in amortization of deferred financing costs on the Company's debt obligations in 2003 compared to the same period in 2002.

        Operating costs—corporate tenant lease assets—For the 12 months ended December 31, 2003, operating costs increased by approximately $4.2 million from $13.2 million to $17.4 million for the same period in 2002. This increase is primarily related to new CTL investments and higher unrecoverable operating costs due to vacancies on certain CTL assets.

        Depreciation and amortization—Depreciation and amortization increased by $8.4 million to $55.3 million for the 12 months ended December 31, 2003 from $46.9 million for the same period in 2002. This increase is primarily due to depreciation on new CTL investments.

        General and administrative—For the 12 months ended December 31, 2003, general and administrative expenses increased by $7.8 million to $38.2 million, compared to $30.4 million for the same period in 2002. This increase is primarily due to the consolidation of iStar Operating and the result of compensation expense recognized for dividends paid on the Chief Executive Officer's contingently vested phantom shares (see Note 10 to the Company's Consolidated Financial Statements).

        General and administrative—stock-based compensation—General and administrative-stock-based compensation decreased by $14.4 million for the 12 months ended December 31, 2003 compared to the same period in 2002. In 2002, the Company recognized a charge of approximately $15.0 million related to the performance-based vesting of 500,000 restricted shares granted under the Company's long-term incentive plan in 2002 (see Note 10 to the Company's Consolidated Financial Statements).

        Provision for loan losses—The Company's charge for provision for loan losses decreased to $7.5 million for the 12 months ended December 31, 2003 compared to $8.3 million in the same period in 2002. As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, the Company has experienced minimal actual losses on its loan investments to date. The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company's assessment of general market conditions, the Company's internal risk management policies and credit risk rating system, industry loss experience, the Company's assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

        Loss on early extinguishment of debt—During the 12 months ended December 31, 2003, the Company had no losses on early extinguishment of debt.

        During the 12 months ended December 31, 2002, the Company had $12.2 million of losses on early extinguishment of debt associated with the prepayment penalties and amortization of deferred financing fess related to the repayment of the STARs, Series 2000-1 bonds. This loss of $12.2 million represented approximately $8.2 million in unamortized deferred financing costs and approximately $4.0 million in prepayment penalties. In accordance with SFAS No. 145 these costs were reclassified from "Extraordinary loss on early extinguishment of debt" into continuing operations for comparative purposes for financial statements for periods after January 1, 2003.

        Equity in (loss) earnings from joint ventures and unconsolidated subsidiaries—For the 12 months ended December 31, 2003, equity in (loss) earnings from joint ventures and unconsolidated subsidiaries decreased by $5.5 million to $(4.3) million from $1.2 million for the same period in 2002. This decrease is primarily due to certain lease terminations in one of the Company's CTL joint venture investments. (see Note 6 to the Company's Consolidated Financial Statements).

        Income from discontinued operations—For the 12 months ended December 31, 2003 and 2002, operating income earned by the Company on CTL assets sold (prior to their sale) and assets held for sale of approximately $1.9 million and $7.6 million, respectively, is classified as "discontinued operations," even though such income was recognized by the Company prior to the asset dispositions or classification as "Assets held for sale" on the Company's Consolidated Balance Sheets.

        Gain from discontinued operations—During 2003, the Company disposed of nine CTL assets for net proceeds of $47.6 million, and recognized a gain of approximately $5.2 million.

        During 2002, the Company disposed of one CTL asset for net proceeds of $3.7 million, and recognized a gain of approximately $595,000. In addition, one of the Company's customers exercised an option to terminate its lease on 50.00% of the land leased from the Company. In connection with this termination, the Company realized $17.5 million in cash lease termination payments, offset by a $17.4 million impairment change in connection with the termination, resulting in a net gain of approximately $123,000.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Interest income—Interest income increased by $1.5 million to $255.6 million for the 12 months ended December 31, 2002 from $254.1 million for the same period in 2001. This increase was primarily due to $72.5 million of interest income on new originations or additional fundings, offset by a $50.5 million decrease from the repayment of loans and other lending investments. This increase was partially offset by a decrease in interest income on the Company's variable-rate lending investments as the result of lower average one-month LIBOR rates of 1.77% in 2002, compared to 3.88% in 2001.

        Operating lease income—Operating lease income increased by $57.3 million to $236.6 million for the 12 months ended December 31, 2002 from $179.3 million for the same period in 2001. Of this increase, $59.6 million was attributable to new CTL investments. This increase was partially offset by CTL dispositions and lower operating lease income due to vacancies on certain CTL assets.

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

        Interest expense—For the 12 months ended December 31, 2002, interest expense increased by $15.4 million to $185.4 million from $170.0 million for the same period in 2001. This increase was primarily due to the higher average borrowings on the Company's debt obligations, term loans and secured notes, and by approximately $2.7 million due to additional amortization of deferred financing costs on the Company's debt obligations in 2002 compared to the same period in 2001. This increase was partially offset by lower average one-month LIBOR rates on the Company's variable-rate debt of 1.77% in 2002, compared to 3.88% in 2001.

        Operating costs—corporate tenant lease assets—For the 12 months ended December 31, 2002, operating costs increased by approximately $1.2 million from $12.0 million to $13.2 million for the same period in 2001. This increase is primarily related to new CTL investments and higher operating costs on certain CTL assets, partially offset by CTL dispositions.

        Depreciation and amortization—Depreciation and amortization increased by $12.3 million to $46.9 million for the 12 months ended December 31, 2002 from $34.6 million for the same period in 2001. This increase is primarily due to new CTL investments.

        General and administrative—For the 12 months ended December 31, 2002, general and administrative expenses increased by $6.2 million to $30.4 million, compared to $24.2 million for the same period in 2001. This increase is primarily the result of an increase in personnel and related costs.

        General and administrative—stock-based compensation—General and administrative-stock-based compensation increased by $14.4 million primarily due to a charge related to the performance-based vesting of 500,000 restricted shares granted under the Company's long-term incentive plan and tied to overall shareholder performance (see Note 10 to the Company's Consolidated Financial Statements).

        Provision for loan losses—The Company's charge for provision for loan losses increased to $8.3 million for the 12 months ended December 31, 2002 compared to $7.0 million for the same period in 2001. As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, the Company has experienced minimal actual losses on its loan investments to date. The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company's assessment of general market conditions, the Company's internal risk management policies and credit risk rating system, industry loss experience, the Company's assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

        Loss on early extinguishment of debt—During the 12 months ended December 31, 2002, the Company had $12.2 million of losses on early extinguishment of debt associated with the prepayment penalties and amortization of deferred financing fess related to the repayment of the STARs, Series 2000-1 bonds. This loss of $12.2 million, represented approximately $8.2 million in unamortized deferred financing costs and approximately $4.0 million in prepayment penalties. In accordance with SFAS No. 145 these costs were reclassified from "Extraordinary loss on early extinguishment of debt" into continuing operations for comparative purposes for financial statements for periods after January 1, 2003.

        During the 12 months ended December 31, 2001, the Company repaid a secured term loan, which had an original maturity date of December 2004. In addition, the Company prepaid an unsecured revolving credit facility, which had an original maturity date of May 2002. In connection with these prepayments, the Company expensed the remaining unamortized deferred financing costs and incurred certain prepayment penalties, which resulted in a loss of approximately $1.6 million. In accordance with SFAS No. 145 these costs were reclassified from "Extraordinary loss on early extinguishment of debt" into continuing operations for comparative purposes for financial statements for periods after January 1, 2003.

        Equity in (loss) earnings from joint ventures and unconsolidated subsidiaries—During the 12 months ended December 31, 2002, equity in (loss) earnings from joint ventures and unconsolidated subsidiaries decreased by approximately $6.2 million to $1.2 million from $7.4 million for the same period in 2001. This decrease is primarily due to the consolidation of one of the Company's CTL joint venture investments (see Note 6 to the Company's Consolidated Financial Statements).

        Income from discontinued operations—For the 12 months ended December 31, 2002 and 2001, operating income earned by the Company on CTL assets sold (prior to their sale) and assets held for sale of approximately $7.6 million and $10.4 million, respectively, is classified as "discontinued operations," even though such income was recognized by the Company prior to the asset dispositions or classification as "Assets held for sale" on the Company's Consolidated Balance Sheets.

        Gain from discontinued operations—During 2002, the Company disposed of one CTL asset for net proceeds of $3.7 million, and recognized a gain of approximately $595,000. In addition, one of the Company's customers exercised an option to terminate its lease on 50.00% of the land leased from the Company. In connection with this termination, the Company realized $17.5 million in cash lease termination payments, offset by a $17.4 million impairment change in connection with the termination, resulting in a net gain of approximately $123,000.

        During 2001, the Company disposed of four CTL assets for net proceeds of $26.3 million, and recognized net gains of $1.1 million.

Adjusted Earnings

        Adjusted earnings represents net income allocable to common shareholders and HPU holders computed in accordance with GAAP, before depreciation, amortization, gain from discontinued operations, extraordinary items and cumulative effect of change in accounting principle. Adjustments for unconsolidated partnerships and joint ventures reflect the Company's share of adjusted earnings calculated on the same basis.

        The Company believes that to facilitate a clear understanding of the historical operating results of the Company, adjusted earnings should be examined in conjunction with net income as shown in the Company's Consolidated Statements of Operations. Adjusted earnings should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs or available for distribution to the Company's shareholders. The Company's management believes that adjusted earnings more closely approximates operating cash flow and is a useful measure for investors to consider, in conjunction with net income and other GAAP measures, in evaluating the Company's financial performance. This is primarily because the Company is a commercial finance company that focuses on real estate lending and corporate tenant leasing; therefore, the Company's net income (determined in accordance with GAAP) reflects significant non-cash depreciation expense on CTL assets and significant deferred financing costs. In addition, several of the Company's material borrowing arrangements contain covenants based on adjusted earnings, therefore, the Company must monitor adjusted earnings in order to ensure compliance with these covenants. It should be noted that the Company's manner of calculating adjusted earnings may differ from the calculation of similarly-titled measures by other companies.

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands) (Unaudited)
Adjusted earnings:
Net income allocable to common shareholders and HPU holders	$255,249	$178,362	$193,004	$180,678	$15,043
Add: Joint venture income	593	991	965	937	1,603
Add: Depreciation	55,905	48,041	35,642	34,514	11,016
Add: Joint venture depreciation and amortization	7,417	4,433	4,044	3,662	365
Add: Amortization of deferred financing costs	27,180	31,676	21,303	13,528	6,121
Less: Gains from discontinued operations	(5,167)	(717)	(1,145)	(2,948)	—
Add: Cumulative effect of change in accounting principle(1)	—	—	282	—	—
Less: Net income allocable to class B shares(2)	—	—	—	—	(826)
Add: Cost incurred in acquiring former external advisor	—	—	—	—	94,476

Adjusted diluted earnings allocable to common shareholders and HPU holders(3)(4)(5)	$341,177	$262,786	$254,095	$230,371	$127,798

Weighted average diluted common shares outstanding(6)	104,248	93,020	88,606	86,523	61,750

Explanatory Notes:

(1)
Represents one-time effect of adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001.

(2)
Prior to November 1999, adjusted earnings per common share excludes 1.00% of net income allocable to the Company's former class B shares. The former class B shares were exchanged for Common Stock in connection with the acquisition of TriNet and other related transactions on November 4, 1999. As a result, the Company now has a single class of Common Stock outstanding.

(3)
For the year ended December 31, 2003, adjusted diluted earnings allocable to common shareholders and HPU holders includes $2,659 of adjusted earnings allocable to HPU holders.

(4)
For years ended December 31, 2002, 2001, and 2000, adjusted diluted earnings allocable to common shareholders includes $3,950, $1,037 and $317 of cash paid for prepayment penalties associated with early extinguishment of debt.

(5)
Includes a $15.0 million charge related to performance-based vesting of restricted shares granted under the Company's long-term incentive plan for the 12 months ended December 31, 2002.

(6)
In addition to the GAAP defined weighted average diluted shares outstanding these balances include an additional 147,000 shares, 371,000 shares, 372,000 shares, 372,000 shares and 1.4 million shares for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively, relating to the additional dilution of joint venture shares.

Risk Management

        First Dollar and Last Dollar Exposure—One component of the Company's risk management assessment is an analysis of the Company's first and last dollar loan-to-value percentage with respect to the facilities or companies the Company finances. First dollar loan-to-value represents the weighted average beginning point for the Company's lending exposure in the aggregate capitalization of the underlying facilities or companies it finances. Last dollar loan-to-value represents the weighted average ending point for the Company's lending exposure in the aggregate capitalization of the underlying facilities or companies it finances.

        Non-Accrual Loans—The Company transfers loans to non-accrual status at such time as: (1) management believes that the potential risk exists that scheduled debt service payments will not be met within the coming 12 months; (2) the loan becomes 90 days delinquent; (3) management determines the borrower is incapable of, or ceased efforts toward, curing the cause of an impairment; or (4) the net realizable value of the loan's underlying collateral approximates the Company's carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. As of December 31, 2003, the Company had three assets on non-accrual status with an aggregate carrying value of $40.3 million, or 0.62% of the gross book value of the Company's investments. Management believes there is adequate collateral to support the book values of the assets.

        The first non-accrual loan is a $12.8 million junior participation in a first mortgage loan secured by a hotel facility in New York, New York. This loan bears interest at a fixed rate of 7.91% and matures in June 2006. The borrower remains current on all of its debt service payments to the Company and has continued to invest additional equity to fund on-going capital improvements at the facility. Management believes there is adequate collateral to support the book value of the asset. However, due to poor operating performance, this loan was transferred to non-accrual effective July 1, 2003.

        The second non-accrual loan is a partnership loan with a balance of $349,000 as of December 31, 2003. The loan is presently secured by a partnership interest in a partnership owning facilities in Colorado leased to the U.S. Government. The loan bears interest at LIBOR + 3.50%, with a LIBOR floor of 3.00%. The loan matured on March 29, 2003 and therefore is currently in default. In April 2003 and November 2003, the Company received $1.2 million and $4.2 million of principal repayments, respectively. The borrower remains current on its regular interest obligations to the Company. However, as a result of the maturity default and the uncertainty surrounding the timing of the completion, sale or refinancing of the facilities, the loan remains on non-accrual status.

        The third non-accrual loan is a $27.1 million, 90.00% participating interest in a loan secured by a class A office building located in Pittsburgh, Pennsylvania. The loan was acquired at a premium to its principal balance as a part of the Company's acquisition of Lazard Freres' structured finance portfolio in 1998. Lazard continues to retain a 10.00% interest in the loan. The loan matures in March 2008 and bears interest at 17.50%, 11.00% of which is due currently and 6.50% of which is accrued. In August 2003 the borrower stopped making debt service payments due to insufficient cash flow caused by vacancies at the facility. Management believes the underlying collateral value supports its basis in the outstanding principal balance of the loan. During the third quarter of 2003, management determined that an acquisition premium on the loan with an unamortized balance of $3.3 million was impaired. As a result in the third quarter of 2003, the Company took a $3.3 million impairment charge against its loan loss reserve, bringing the carrying value of the loan to $27.1 million.

        Watch List Assets—The Company conducts a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." As of December 31, 2003, the Company has five loans that are on its credit watch list, including the three non-accrual loans mentioned above.

        One of the watch list loans not on non-accrual is a $35.8 million junior interest in a $103.1 million first mortgage loan secured by a super regional mall in Chicago, Illinois. The whole loan bears interest at 8.88%. Cash flow at the mall has been negatively impacted by the departure of an anchor tenant; however, mall management has been actively negotiating to reconfigure the space for an existing anchor. To provide for the repositioning of the center and ultimate refinancing of the loan, the maturity of the loan was extended for two years to January 1, 2006. The loan is not open for prepayment until January 1, 2005, at which time it may be repaid in full at a 3.00% premium for six months and then may be repaid at par for the six months prior to maturity. The borrower has made significant equity investments in the facility, with over $19.0 million invested in the past three years. The borrower remains current on all of its debt service payments. Management believes the collateral value remains adequate to support the book value of the asset.

        The other watch list loan not on non-accrual is a $27.2 million first mortgage secured by an office facility in Louisville, Kentucky. The whole loan bears interest at LIBOR + 4.50% and matures in April, 2004. On October 14, 2003, the Company acquired the senior trust certificate from a financial institution. The facility is experiencing near-term tenant rollover in a soft local real estate market; however, management believes its last dollar exposure is below replacement cost, and the loan remains current through December 31, 2003. Management believes that there is adequate collateral to support the book value of the asset.

        The table below summarizes the Company's loans and other lending investments that are more than 60-days past due in scheduled payments and details the provision for loan losses associated with the Company's lending investments for the 12 months ended December 31, 2003 and 2002 (in thousands):

	As of December 31,
	2003		2002
	$	%	$	%
Carrying value of loans past due 60 days or more/ As a percentage of loans and other lending investments	$27,480	0.74%	$—	—
Provision for loan losses/ As a percentage of loans and other lending investments	33,436	0.89%	29,250	0.95%
Net charge-offs/ As a percentage of loans and other lending investments	3,314	0.09%	—	—

Liquidity and Capital Resources

        The Company requires significant capital to fund its investment activities and operating expenses. The Company has sufficient access to capital resources to fund its existing business plan, which includes the expansion of its real estate lending and corporate tenant leasing businesses. The Company's capital sources include cash flow from operations, borrowings under lines of credit, additional term borrowings, long-term financing secured by the Company's assets, unsecured financing and the issuance of common, convertible and/or preferred equity securities. Further, the Company may acquire other businesses or assets using its capital stock, cash or a combination thereof.

        The distribution requirements under the REIT provisions of the Code limit the Company's ability to retain earnings and thereby replenish or increase capital committed to its operations. However, the Company believes that its access to significant capital resources and financing will enable the Company to meet current and anticipated capital requirements.

        The Company believes that its existing sources of funds will be adequate for purposes of meeting its short- and long-term liquidity needs. The Company's ability to meet its long-term (i.e., beyond one year) liquidity requirements is subject to obtaining additional debt and equity financing. Any decision by the Company's lenders and investors to provide the Company with financing will depend upon a number of factors, such as the Company's compliance with the terms of its existing credit arrangements, the Company's financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.

        The following table outlines the contractual obligations related to the Company's long-term debt agreements and operating lease obligations. There are no other long-term liabilities of the Company that would constitute a contractual obligation.

		Principal Payments Due By Period(1)
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	6 - 10 Years	After 10 Years
		(In thousands)
Long-Term Debt Obligations:
Secured revolving credit facilities	$696,591	$—	$386,227	$310,364	$—	$—
Unsecured revolving credit facilities	130,000	130,000	—	—	—	—
Secured term loans	808,128	60,000	273,805	185,852	236,847	51,624
iStar Asset Receivables secured notes(2)	1,311,314	40,010	235,808	—	1,035,496	—
Unsecured notes	1,185,000	—	50,000	535,000	500,000	100,000
Other debt obligations	34,148	34,148	—	—	—	—

Total	4,165,181	264,158	945,840	1,031,216	1,772,343	151,624
Operating Lease Obligations:(3)	16,067	2,879	5,878	4,761	2,549	—

Total	$4,181,248	$267,037	$951,718	$1,035,977	$1,774,892	$151,624

Explanatory Notes:

(1)
Assumes exercise of extensions on the Company's long-term debt obligations to the extent such extensions are at the Company's option.

(2)
Based on expected proceeds from principal payments received on loan assets collateralizing such notes.

(3)
The Company also has a $1.0 million letter of credit outstanding as security for its primary corporate office lease.

        The Company has four LIBOR-based secured revolving credit facilities with an aggregate maximum capacity of $2.4 billion, of which $696.6 million was drawn as of December 31, 2003 (see Note 7 to the Company's Consolidated Financial Statements). Availability under these facilities is based on collateral provided under a borrowing base calculation. At December 31, 2003, the Company also had an unsecured credit facility totaling $300.0 million which bears interest at LIBOR + 2.125% per annum and matures in July 2004. At December 31, 2003, the Company had drawn $130.0 million under this facility.

        Unencumbered Assets/Unsecured Debt—The Company has made and will continue to make progress in migrating its balance sheet towards more unsecured debt, which results in a corresponding reduction of secured debt and an increase in unencumbered assets. The exact timing in which the Company will issue or borrow unsecured debt will be subject to market conditions. The following table shows the ratio of unencumbered assets to unsecured debt at December 31, 2003 and 2002 (in thousands):

	As of December 31,
	2003	2002
Total Unencumbered Assets	$2,167,388	$1,366,909
Total Unsecured Debt(1)	$1,315,000	$625,000
Unencumbered Assets/Unsecured Debt(2)	165%	219%

Explanatory Notes:

(1)
See Note 7 to the Company's Consolidated Financial Statements for a more detailed description of the Company's unsecured debt.

(2)
At December 31, 2003, the Company had assets with an aggregate book value of $346.6 million pledged as collateral to its secured revolving credit facilities for which there were no amounts drawn. If these assets had been released from the credit facilities, unencumbered assets/unsecured debt would have been 191% at December 31, 2003.

        Capital Markets Financings—The Company was an active issuer in the capital markets in 2003 and the beginning of 2004. The continued strength of the Company's stock price and the low interest rate environment provided the Company with the opportunity to issue equity and debt securities on attractive pricing terms. In 2003 and through March 15, 2004, the Company issued $1,285.0 million aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 4.875% to 7.00%

and maturing between 2008 and 2014 and $175.0 million aggregate principal amount of floating-rate Senior Notes bearing interest at annual rates of three-month LIBOR+1.25% and maturing in 2007. The Company issued 21.1 million shares of preferred stock in five series with cumulative annual dividend rates ranging from 7.50% to 7.875%. All of the shares of preferred stock have a liquidation preference of $25.00 per share. The Company also issued 5.0 million shares of Common Stock in 2003 at a price to the public of $38.50 per share.

        The Company primarily used the proceeds from the issuances of securities described above to repay secured indebtedness as it migrates its balance sheet towards more unsecured debt and to refinance higher yielding obligations. In 2003 and January 2004, the Company retired all of its 4.0 million shares of 9.50% Series A Cumulative Redeemable Preferred Stock, its 3.3 million shares of Series H Variable Rate Cumulative Redeemable Preferred Stock and the 6.75% Dealer Remarketable Securities of its Leasing Subsidiary. The Company called for redemption all of its 2.0 million shares of 9.375% Series B Cumulative Redeemable Preferred Stock and all of its 1.3 million shares of 9.20% Series C Cumulative Redeemable Preferred Stock.

        On November 14, 2002, the Company completed an underwritten public offering of 8.0 million primary shares of the Company's Common Stock. The Company received approximately $202.9 million from the offering and used these proceeds to repay a portion of its secured debt.

        On August 9, 2001, the Company issued $350.0 million of 8.75% Senior Notes due in 2008. The Notes are unsecured senior obligations of the Company. The Company used the net proceeds to partially repay outstanding borrowings under its secured credit facilities.

        Other Financing Activities—Subsequent to year-end, on January 13, 2004, the Company closed $200.0 million of term financing with a leading financial institution that is secured by certain corporate bond investments and other lending securities. A number of these investments were previously financed under existing credit facilities. The new facility bears interest at LIBOR + 1.05%–1.50% and has a final maturity date of January 2006.

        On November 4, 2003, one of the Company's $500.0 million secured facilities was amended to include subordinate and mezzanine lending investments as collateral at stated interest rates of LIBOR + 2.15%–2.25%.

        On October 31, 2003, the Company's $50.0 million term loan bearing interest at LIBOR + 0.60% matured and was repaid.

        On September 29, 2003, the Company closed a $135.0 million term loan secured by a CTL asset it acquired the same day. The loan has a five-year term and bears interest at LIBOR + 1.75%.

        On July 24, 2003, the Company closed a $48.0 million term loan secured by a corporate lending investment it originated in the third quarter of 2003. The loan has a three-year primary term and two one-year extension options, and bears interest at LIBOR + 2.125%.

        On May 21, 2003, a wholly-owned subsidiary of the Company issued iStar Asset Receivables ("STARs"), Series 2003-1, the Company's proprietary match funding program, consisting of $645.8 million of investment-grade bonds secured by the subsidiary's structured finance and CTL assets, which had an aggregate carrying value of approximately $738.1 million at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The weighted average interest rate on the bonds, on an all-floating rate basis, was approximately LIBOR + 0.47% at inception. For accounting purposes, this transaction was treated as a secured financing: the underlying assets and STARs liabilities remained on the Company's Consolidated Balance Sheets, and no gain on sale was recognized.

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

        On May 28, 2002, the Company repaid the then remaining $446.2 million of bonds outstanding under its STARs, Series 2000-1 financing. Simultaneously, a wholly-owned subsidiary of the Company issued STARs, Series 2002-1, consisting of $885.1 million of investment-grade bonds secured by the subsidiary's structured finance and CTL assets, which had an aggregate outstanding carrying value of approximately $1.1 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The weighted average interest rate on the bonds, on an all-floating rate basis, is approximately LIBOR + 0.56% at inception. For accounting purposes, this transaction was treated as a secured financing: the underlying assets and STARs liabilities remained on the Company's Consolidated Balance Sheets, and no gain on sale was recognized.

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

        On June 14, 2001, the Company closed $193.0 million of term loan financing secured by 15 CTL assets. The variable-rate loan bears interest at LIBOR + 1.85% (not to exceed 10.00% in aggregate) and has two one-year extensions at the Company's option. The Company used these proceeds to repay a $77.8 million secured term loan maturing in June 2001 and to pay down a portion of its revolving credit facilities. In addition, the Company extended the maturity of its $500.0 million secured revolving credit facility to August 2003. On March 29, 2002, the Company again extended the final maturity of this facility to August 2005, which includes a one-year "term-out" extension at the Company's option.

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

        In addition, when appropriate the Company enters into interest rate swaps that convert fixed-rate debt to variable rate in order to mitigate the risk of changes in fair value of the fixed-rate debt obligations.

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

        The Company has entered into the following cash flow and fair value hedges that are outstanding as of December 31, 2003. The net value (liability) associated with these hedges is reflected on the Company's Consolidated Balance Sheets (in thousands).

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date		Maturity Date	Estimated Value at December 31, 2003
Pay-Fixed Swap	$125,000	2.885%	1/23/03		6/25/06	$(1,632)
Pay-Fixed Swap	125,000	2.838%	2/11/03		6/25/06	(1,486)
Pay-Fixed Swap	75,000	5.580%	11/4/99	(1)	12/1/04	(3,227)
Pay-Floating Swap	200,000	4.381%	12/17/03		12/15/10	(1,472)
Pay-Floating Swap	100,000	4.345%	12/17/03		12/15/10	(958)
Pay-Floating Swap	100,000	3.878%	11/27/02		8/15/08	2,681
Pay-Floating Swap	50,000	3.810%	11/27/02		8/15/08	1,183
Pay-Floating Swap	50,000	4.290%	12/17/03		12/15/10	(649)
LIBOR Cap	345,000	8.000%	5/22/02		5/28/14	11,648
LIBOR Cap	135,000	6.000%	9/29/03		10/15/06	418
LIBOR Cap	75,000	7.750%	11/4/99	(1)	12/1/04	—
LIBOR Cap	35,000	7.750%	11/4/99	(1)	12/1/04	—
Total Estimated Value						6,506

Explanatory Note:

(1)
Acquired in connection with the TriNet Acquisition (see Note 1 to the Company's Consolidated Financial Statements).

        Between January 1, 2002 and December 31, 2003, the Company also had outstanding the following cash flow hedges that have expired or been settled (in thousands):

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date	Maturity Date
Pay-Fixed Swap	$125,000	7.058%	6/15/00	6/25/03
Pay-Fixed Swap	125,000	7.055%	6/15/00	6/25/03
Pay-Fixed Swap	100,000	4.139%	9/29/03	1/2/11
Pay-Fixed Swap	100,000	4.643%	9/29/03	1/2/14

        During 2003, the Company entered into two 90-day forward starting swaps each having a $100.0 million notional amount. These pay-fixed swaps which were effective in September 2003, had rates of 4.139% and 4.643%, had seven-year and 10-year terms, respectively, and were used to lock-in swap rates related to a portion of planned future corporate unsecured fixed-rate bond issuances. These two swaps were settled in connection with the Company's issuance of $350.0 million of seven-year Senior Notes and $150.0 million of 10-year Senior Notes. In addition, effective in September 2003, the Company entered into a $135.0 million cap with a rate of 6.00% to hedge the Company's current outstanding floating-rate debt. This cap has a three-year term. Further, the Company entered into two $125.0 million forward starting swaps. These pay-fixed swaps were effective in June 2003 and replaced the two $125.0 million pay-fixed swaps mentioned above. The two new pay-fixed swaps have a three-year term and expire on June 25, 2006.

        In addition, in connection with a portion of the Company's fixed-rate corporate bonds, the Company entered into three pay-floating interest rate swaps in December 2003 struck at 4.381%, 4.345% and 4.29% with notional amounts of $200.0 million, $100.0 million and $50.0 million, respectively, and maturing on December 15, 2010 and entered into two pay-floating interest rate swaps in November 2002 struck at 3.8775% and 3.81% with notional amounts of $100.0 million and $50.0 million, respectively, and maturing on August 15, 2008. The Company pays six-month LIBOR on the swaps entered into in December 2003 and one-month LIBOR on the swaps entered into in November 2002 and receives the stated fixed rate in return. These swaps mitigate the risk of changes in the fair value of $350.0 million of seven-year Senior

Notes and $150.0 million of 10-year Senior Notes attributable to changes in LIBOR. For accounting purposes, the difference between the fixed rate received and the LIBOR rate paid on the notional amount of the swap is recorded as "Interest expense" on the Company's Consolidated Statements of Operations. In addition, the Company adjusts the value of the swap to its fair value and adjusts the carrying amount of the hedged liability by an offsetting amount on a quarterly basis.

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

        Off-Balance Sheet Transactions—The Company is not dependent on the use of any off-balance sheet financing arrangements for liquidity. As of December 31, 2003, the Company had investments in three CTL joint ventures accounted for under the equity method, which had total debt obligations outstanding of approximately $175.3 million. The Company's pro rata share of the ventures' third-party debt was approximately $76.7 million (see Note 6 to the Company's Consolidated Financial Statements). These ventures were formed for the purpose of operating, acquiring and in certain cases, developing CTL facilities. The debt obligations of these joint ventures are non-recourse to the ventures and the Company, and mature between fiscal years 2004 and 2011. As of December 31, 2003, the debt obligations consisted of six term loans bearing fixed rates per annum ranging from 7.61% to 8.43% and one variable-rate term loan with a rate of LIBOR + 1.25% per annum.

        The Company's STARs securitizations are all on-balance sheet financings.

        The Company has certain discretionary and non-discretionary unfunded commitments related to its loans and other lending investments that it may need to, or choose to, fund in the future. Discretionary commitments are those under which the Company has sole discretion with respect to future funding. Non-discretionary commitments are those under which the Company is generally obligated to fund at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of December 31, 2003, the Company had 18 loans with unfunded commitments totaling $208.6 million, of which $80.2 million was discretionary and $128.4 million was non-discretionary.

        Ratings Triggers—On July 27, 2001, the Company completed a $300.0 million unsecured revolving credit facility with a group of leading financial institutions. The facility has an initial maturity of July 2003 with a one-year extension at the Company's option and another one-year extension at the lenders' option. On May 14, 2003, the Company extended the final maturity to July 2004. This facility replaces two prior credit facilities maturing in 2002 and 2003, and bears interest at LIBOR + 2.125% per annum based on the Company's senior unsecured credit ratings of BB+ from S&P, Ba1 from Moody's and BBB- from Fitch Ratings. If the Company achieves a higher rating from either S&P or Moody's, the facility's interest rate will improve to LIBOR + 2.00% per annum. If the Company's credit rating is downgraded by any of the rating agencies (regardless of how far), the facility's interest rate will increase to LIBOR + 2.25% per annum. In the event the Company receives two credit ratings that are not equivalent, the spread over LIBOR shall be determined by the lower of the two such ratings. As of December 31, 2003, $130.0 million was outstanding on this facility. Accordingly, management does not believe any rating changes would have a material adverse impact on the Company's results of operations. There are no other ratings triggers in any of the Company's debt instruments or other operating or financial agreements.

        On July 30, 2002, the Company's senior unsecured credit rating was upgraded to an investment grade rating of BBB- from BB+ by Fitch Ratings. In addition, Moody's and S&P raised their ratings outlook for the Company's senior unsecured credit rating to "positive." On October 22, 2003, Moody's confirmed its rating of Ba1 and its ratings outlook of "positive" for the Company. On November 20, 2003, S&P also reaffirmed its rating of BB+ and its ratings outlook of "positive" for the Company.

        Transactions with Related Parties—The Company has an investment in iStar Operating Inc. ("iStar Operating"), a taxable subsidiary that, through a wholly-owned subsidiary, services the Company's loans and certain loan portfolios owned by third parties. The Company owns all of the non-voting preferred stock and a 95.00% economic interest in iStar Operating. The common shareholder, an entity controlled by a former director of the Company, is the owner of all the voting common stock and a 5.00% economic interest in iStar Operating. As of December 31, 2003, there have never been any distributions to the common shareholder, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of iStar Operating at fair market value, which the Company believes to be nominal.

        iStar Operating has elected to be treated as a taxable REIT subsidiary for purposes of maintaining compliance with the REIT provisions of the Code and prior to July 1, 2003 was accounted for under the equity method for financial statement reporting purposes and was presented in "Investments in and advances to joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Balance Sheets. As of July 1, 2003, the Company consolidates this entity as a VIE (see Note 3 to the Company's Consolidated Financial Statements) with no material impact. Prior to its consolidation, the Company charged an allocated portion of its general overhead expenses to iStar Operating based on the number of employees at iStar Operating as a percentage of the Company's total employees. These general overhead expenses were in addition to the direct general and administrative costs of iStar Operating. As of December 31, 2003, iStar Operating had no debt obligations.

        In addition, the Company had an investment in TriNet Management Operating Company, Inc. ("TMOC"), an entity originally formed to make a $2.0 million investment in the convertible debt securities of a real estate company which trades on the Mexican Stock Exchange. This investment was made by TriNet prior to its acquisition by the Company in 1999. Prior to March 29, 2003, the Company owned 95.00% of the outstanding voting and non-voting common stock (representing 1.00% voting power and 95.00% of the economic interest) in TMOC. The owners of the remaining TMOC stock were two executives of the Company. On March 29, 2003, the Company purchased the remaining 5.00% interest from the executives for approximately $2,000, an amount that was equal to the carrying value, which was less than their original investment. Following this purchase, the Company owned 100.00% of TMOC and therefore consolidated the entity for accounting purposes. On June 30, 2003, the $2.0 million investment was fully repaid and prior to December 31, 2003, the entity was liquidated.

        The Company entered into an employment agreement with its Chief Executive Officer as of March 31, 2001. In addition to the salary and bonus provisions of the agreement, the agreement provides for an award of 2.0 million phantom units to the executive, each of which notionally represents one share of the Company's Common Stock. Portions of these phantom units will vest on a contingent basis if the average closing price of the Company's Common Stock achieves certain levels (ranging from $25.00 to $37.00 per share) for 60 consecutive calendar days. The total rate of return (share price appreciation plus the reinvestment of dividends at market price on the date of distribution) from December 31, 2000 through December 31, 2003 was 155.10%. Contingently vested units will become fully vested, meaning that they are no longer subject to forfeiture, if the executive remains employed through March 30, 2004, or earlier upon certain change of control and termination events. When and if contingently vested phantom units become fully vested units, the Company must deliver to the executive either a number of shares of Common Stock equal to the number of fully vested units or an amount of cash equal to the then fair market value of that number of shares of Common Stock. If shares were unavailable under the Company's then long-term incentive plans, this obligation could require the Company to make a substantial cash payment to the executive. See "Critical Accounting Policies-Executive Compensation" below for a discussion of the accounting treatment applicable to the compensation awarded to the Chief Executive Officer under this agreement.

        As more fully described in Note 10 to the Company's Consolidated Financial Statements certain affiliates of SOF IV and the Company's Executive Officer have agreed to reimburse the Company for the value of restricted shares awarded to the former President in excess of 350,000 shares.

        DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the 12 months ended December 31, 2003 and 2002, the Company issued a total of approximately 2.6 million and 1.6 million shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the 12 months ended December 31, 2003 and 2002 were approximately $89.1 million and $44.4 million, respectively. There are approximately 3.6 million shares available for issuance under the plan as of December 31, 2003.

        Stock Repurchase Program—The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of December 31, 2003, the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. The Company has not repurchased any shares under the stock repurchase program since November 2000.

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

        Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. During 2003, management reviewed and evaluated its critical accounting policies and believes them to be appropriate. The Company's accounting policies are described in Note 3 to the Company's Consolidated Financial Statements. Management believes the more significant of these to be as follows:

        Revenue Recognition—The most significant sources of the Company's revenue come from its lending operations and its CTL operations. For its lending operations, the Company reflects income using the effective yield method, which recognizes periodic income over the expected term of the investment on a constant yield basis. For CTL assets, the Company recognizes income on the straight-line method, which effectively recognizes contractual lease payments to be received by the Company evenly over the term of the lease. Management believes the Company's revenue recognition policies are appropriate to reflect the substance of the underlying transactions.

        Provision for Loan Losses—The Company's accounting policies require that an allowance for estimated credit losses be reflected in the financial statements based upon an evaluation of known and inherent risks in its private lending assets. While the Company and its private predecessors have experienced minimal actual losses on their lending investments, management considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company's assessment of general market conditions, the Company's internal risk management policies and credit risk rating system, industry loss experience, the Company's assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates.

        Allowance for doubtful accounts—The Company's accounting policy requires a reserve on the Company's accrued operating lease income receivable balances and on the deferred operating lease income receivable balances. The reserve covers asset specific problems (e.g., bankruptcy) as they arise, as well as, a portfolio reserve based on management's evaluation of the credit risks associated with these receivables.

        Impairment of Long-Lived Assets—CTL assets represent "long-lived" assets for accounting purposes. The Company periodically reviews long-lived assets to be held and used in its leasing operations for impairment in value whenever any events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In management's opinion, based on this analysis, CTL assets to be held and used are not carried at amounts in excess of their estimated recoverable amounts.

        Risk Management and Financial Instrument—The Company has historically utilized derivative financial instruments only as a means to help to manage its interest rate risk exposure on a portion of its variable-rate debt obligations (i.e., as cash flow hedges). The instruments utilized are generally either pay-fixed swaps or LIBOR-based interest rate caps which are widely used in the industry and typically with major financial institutions. The Company's accounting policies generally reflect these instruments at their fair value with unrealized changes in fair value reflected in "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets. Realized effects on the Company's cash flows are generally recognized currently in income.

        However, when appropriate the Company enters into interest rate swaps that convert fixed-rate debt to variable rate in order to mitigate the risk of changes in fair value of its fixed-rate debt obligations. The Company reflects these instruments at their fair value and adjusts the carrying amount of the hedged liability by an offsetting amount.

        Income Taxes—The Company's financial results generally do not reflect provisions for current or deferred income taxes. Management believes that the Company has and intends to continue to operate in a manner that will continue to allow it to be taxed as a REIT and, as a result, does not expect to pay substantial corporate-level taxes. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to Federal income tax.

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

        The following is a hypothetical illustration of the effects on the Company's net income and adjusted earnings of the full vesting of phantom units under the employment agreement with the Chief Executive Officer. During the 12 months ended December 31, 2003, 2.0 million of the phantom shares awarded to the Chief Executive Officer were contingently vested. Absent an earlier change of control or termination of employment, these 2.0 million shares will not become fully vested until March 30, 2004. Assuming that the market price of the Common Stock on March 30, 2004 is $38.90 (which was the market price of the Common Stock on December 31, 2003), the Company would incur a one-time charge to earnings at that time of approximately $77.8 million (the fair market value of the 2.0 million shares at $38.90 per share) subject to the availability of 2.0 million shares under the Company's 1996 Long-Term Incentive Plan.

        On April 29, 2002, the 500,000 unvested restricted shares awarded to the President became contingently vested as the total shareholder return exceeded 60.00% and became fully vested on September 30, 2002 as all employment contingencies were met. The Company incurred a charge of approximately $15.0 million related to these vested shares, recognized ratably over the service period from the date of contingent vesting through September 30, 2002.

        New CEO Employment Agreement—The March 2001 employment agreement with the Company's Chief Executive Officer expires on March 30, 2004. Subsequent to December 31, 2003, the Company entered into a new employment agreement with its Chief Executive Officer which will take effect upon the expiration of the old agreement. The new agreement has an initial term of three years and provides for the following compensation:

  •
  an annual salary of $1.0 million;

  •
  a potential annual cash incentive award of up to $5.0 million if performance goals set by the Compensation Committee of the Board of Directors in consultation with the Chief Executive Officer are met; and

  •
  a one-time award of Common Stock with a value of $10.0 million at March 31, 2004 (based upon the trailing 20-day average closing price of the Common Stock); the award will be fully vested when granted and dividends will be paid on the shares from the date of grant, but the shares cannot be sold for five years unless the price of the Common Stock during the 12 months ending March 31 of each year increases by at least 15.00%, in which case the sale restrictions on 25.00% of the shares awarded will lapse in respect of each 12-month period.

        In addition, the Chief Executive Officer will purchase an 80.00% interest in the Company's 2006 High Performance Unit Program for directors and executive officers. This performance program was approved by the Company's shareholders in 2003 and is described in detail in the Company's 2003 annual proxy statement. The purchase price to be paid by the Chief Executive Officer will be based upon a valuation prepared by an independent investment-banking firm. The interests purchased by the Chief Executive Officer will only have nominal value to him unless the Company achieves total shareholder returns in excess of those achieved by peer group indices, all as more fully described in the Company's 2003 annual proxy statement.

New Accounting Standards

        In December 2003, the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition" which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21. The Company adopted the provisions of this statement immediately, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

        EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," issued during the third quarter of 2003, provides guidance on revenue recognition for revenues derived from a single contract that contain multiple products or services. EITF 00-21 also provides additional requirements to determine when these revenues may be recorded separately for accounting purposes. The Company adopted EITF 00-21 on July 1, 2003, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

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

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an interpretation of ARB 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE"), and how to determine when and which business enterprise should consolidate a VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements took effect immediately and were required for all financial statements initially issued or modified after January 31, 2003. Immediate consolidation is required for VIEs entered into or modified after February 1, 2003 in which the Company is deemed the primary beneficiary. For VIEs in which the Company entered into prior to February 1, 2003 the FASB recently issued FSP to defer FIN 46 for those older entities to the reporting period ending after March 15, 2004. The adoption of the additional consolidation provisions of FIN 46 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of Statement of Financial Accounting Standards No. 5 ("SFAS No. 5"), "Accounting for Contingencies," Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" and rescinds FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS No. 5." It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless if the Company receives separately identifiable consideration (e.g., a premium). The disclosure requirements are effective December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's Consolidated Financial Statements, nor is it expected to have a material impact in the future.

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

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both FASB Statements No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, FASB Statement No. 64 ("SFAS No. 64"), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"; however, due to the nature of the Company's operations, such treatment may not be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted the provisions of this statement, as required, on January 1, 2003. For the years ended December 31, 2002 and 2001, the Company reclassified $12.2 million and $1.6 million, respectively from "Extraordinary loss from early extinguishment of debt" into "Loss on early extinguishment of debt" in income from continuing operations on the Company's Consolidated Statements of Operations.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 requires that current operations prior to the disposition of CTL assets and prior period results of such operations be presented in discontinued operations in the Company's Consolidated Statements of Operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year. The Company adopted the provisions of this statement on January 1, 2002, as required, and it did not have a significant financial impact on the Company.

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

        Each interest rate cap or floor agreement is a legal contract between the Company and a third party (the "counterparty"). When the Company purchases a cap or floor contract, the Company makes an up-front payment to the counterparty and the counterparty agrees to make payments to the Company in the future should the reference rate (typically one- or three-month LIBOR) rise above (cap agreements) or fall below (floor agreements) the "strike" rate specified in the contract. Each contract has a notional face amount. Should the reference rate rise above the contractual strike rate in a cap, the Company will earn cap income. Should the reference rate fall below the contractual strike rate in a floor, the Company will earn floor income. Payments on an annualized basis will equal the contractual notional face amount multiplied by the difference between the actual reference rate and the contracted strike rate. The Company utilizes the provisions of SFAS No. 133 with respect to such instruments. SFAS No. 133 provides that the up-front fees paid on option-based products such as caps be expensed into earnings based on the allocation of the premium to the affected periods as if the agreement were a series of "caplets." These allocated premiums are then reflected as a charge to income and are included in "Interest expense" on the Company's Consolidated Statements of Operations in the affected period.

        Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which swaps are based is not exchanged. In general, the Company's swaps are "pay fixed" swaps involving the exchange of variable-rate interest payments from the counterparty for fixed interest payments from the Company. However, when appropriate the Company enters into "pay floating" swaps involving the exchange of fixed-rate interest payments from the counterparty for variable-rate interest payments from the Company, which mitigates the risk of changes in fair value of the Company's fixed-rate debt obligations.

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

        While a REIT may freely utilize derivative instruments to hedge interest rate risk on its liabilities, the use of derivatives for other purposes, including hedging asset-related risks such as credit, prepayment or interest rate exposure on the Company's loan assets, could generate income which is not qualified income for purposes of maintaining REIT status. As a consequence, the Company may only engage in such instruments to hedge such risks on a limited basis.

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

        The following table quantifies the potential changes in net investment income and net fair value of financial instruments should interest rates increase or decrease 25, 50, 100 or 200 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). Net investment income is calculated as revenue from loans and other lending investments and operating leases (as of December 31, 2003), less related interest expense and operating costs on CTL assets, for the year ended December 31, 2003. Net fair value of financial instruments is calculated as the sum of the value of derivative instruments and the present value of cash in-flows generated from interest-earning assets, less cash out-flows in respect of interest-bearing liabilities as of December 31, 2003. The cash flows associated with the Company's assets are calculated based on management's best estimate of expected payments for each loan based on loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty, term and collateral type. Most of the Company's loans are protected from prepayment as a result of prepayment penalties and contractual terms which prohibit prepayments during specified periods. However, for those loans where prepayments are not currently precluded by contract, declines in interest rates may increase prepayment speeds. The base interest rate scenario assumes the one-month LIBOR rate of 1.12% as of December 31, 2003. Actual results could differ significantly from those estimated in the table.

Estimated Percentage Change In

Change in Interest Rates	Net Investment Income(1)	Net Fair Value of Financial Instruments(2)
-50 Basis Points	2.37%	2.53%
-25 Basis Points	1.19%	1.23%
Base Interest Rate	0.00%	0.00%
+100 Basis Points	(3.81)%	(1.58)%
+200 Basis Points	(5.52)%	7.43%

Explanatory Note:

(1)
At December 31, 2003, the pro forma estimated percentage changes in net investment income for a decrease of 25 and 50 basis points and an increase of 100 and 200 basis points, giving effect to the $635.0 million pay-fixed swaps entered into in March 2004, are 0.74%, 1.48%, (2.03)% and (1.97)%, respectively (see Note 17 to the Company's Consolidated Financial Statements).

(2)
Amounts exclude fair values of non-financial investments, primarily CTL assets and certain forms of corporate finance investments.

Item 8. Financial Statements and Supplemental Data

Index to Financial Statements

Page
Financial Statements:
Report of Independent Auditors	51
Consolidated Balance Sheets at December 31, 2003 and 2002	52
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003	53
Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2003	54
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003	55
Notes to Consolidated Financial Statements	56
Financial Statement Schedules:
For the period ended December 31, 2003:
Schedule II-Valuation and Qualifying Accounts and Reserves	98
Schedule III-Corporate Tenant Lease Assets and Accumulated Depreciation	99
Schedule IV-Loans and Other Lending Investments	105

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

Report of Independent Auditors

To the Board of Directors and Shareholders
of iStar Financial Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iStar Financial Inc. and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, NY
February 20, 2004, except for Note 17, which is as of March 12, 2004

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	As of December 31,
	2003	2002
ASSETS
Loans and other lending investments, net	$3,702,674	$3,050,342
Corporate tenant lease assets, net	2,535,885	2,291,805
Investments in and advances to joint ventures and unconsolidated subsidiaries	25,019	30,611
Assets held for sale	24,800	28,501
Cash and cash equivalents	80,090	15,934
Restricted cash	57,665	40,211
Accrued interest and operating lease income receivable	26,076	26,804
Deferred operating lease income receivable	51,447	36,739
Deferred expenses and other assets	156,934	90,750

Total assets	$6,660,590	$5,611,697

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$126,524	$117,001
Dividends payable	—	5,225
Debt obligations	4,113,732	3,461,590

Total liabilities	4,240,256	3,583,816

Commitments and contingencies	—	—
Minority interest in consolidated entities	5,106	2,581
Shareholders' equity:
Series A Preferred Stock, $0.001 par value, liquidation preference $50.00 per share, 0 and 4,400 shares issued and outstanding at December 31, 2003 and 2002, respectively	—	4
Series B Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 2,000 shares issued and outstanding at December 31, 2003 and 2002	2	2
Series C Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 1,300 shares issued and outstanding at December 31, 2003 and 2002	1	1
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at December 31, 2003 and 2002	4	4
Series E Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,600 and 0 shares issued and outstanding at December 31, 2003 and 2002, respectively	6	—
Series F Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 and 0 shares issued and outstanding at December 31, 2003 and 2002, respectively	4	—
Series G Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 3,200 and 0 shares issued and outstanding at December 31, 2003 and 2002, respectively	3	—
High Performance Units	5,131	1,359
Common Stock, $0.001 par value, 200,000 shares authorized, 107,215 and 98,114 shares issued and outstanding at December 31, 2003 and 2002, respectively	107	98
Warrants and options	20,695	20,322
Additional paid-in capital	2,678,772	2,281,636
Retained earnings (deficit)	(242,449)	(227,769)
Accumulated other comprehensive income (losses) (See Note 12)	1,008	(2,301)
Treasury stock (at cost)	(48,056)	(48,056)

Total shareholders' equity	2,415,228	2,025,300

Total liabilities and shareholders' equity	$6,660,590	$5,611,697

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Year Ended December 31,
	2003	2002*	2001*
Revenue:
Interest income	$304,394	$255,631	$254,119
Operating lease income	265,478	236,643	179,279
Other income	36,677	27,993	31,000

Total revenue	606,549	520,267	464,398

Costs and expenses:
Interest expense	194,999	185,375	169,974
Operating costs—corporate tenant lease assets	17,371	13,202	12,029
Depreciation and amortization	55,286	46,948	34,573
General and administrative	38,153	30,449	24,151
General and administrative—stock-based compensation expense	3,633	17,998	3,574
Provision for loan losses	7,500	8,250	7,000
Loss on early extinguishment of debt	—	12,166	1,620

Total costs and expenses	316,942	314,388	252,921

Net income before equity in (loss) earnings from joint ventures and unconsolidated subsidiaries, minority interest and other items	289,607	205,879	211,477
Equity in (loss) earnings from joint ventures and unconsolidated subsidiaries	(4,284)	1,222	7,361
Minority interest in consolidated entities	(249)	(162)	(218)
Cumulative effect of change in accounting principle (See Note 3)	—	—	(282)

Net income from continuing operations	285,074	206,939	218,338
Income from discontinued operations	1,916	7,614	10,429
Gain from discontinued operations	5,167	717	1,145

Net income	292,157	215,270	229,912
Preferred dividend requirements	(36,908)	(36,908)	(36,908)

Net income allocable to common shareholders and HPU holders(1)	$255,249	$178,362	$193,004

Basic earnings per common share(2)	$2.52	$1.98	$2.24

Diluted earnings per common share(2)(3)	$2.43	$1.93	$2.19

*
Reclassified to conform to 2003 presentation.

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the 12 months ended December 31, 2003, net income used to calculate earnings per basic and diluted common share excludes $2,066 and $1,994 of net income allocable to HPU holders, respectively.

(3)
For the 12 months ended December 31, 2003, net income used to calculate earnings per diluted common share includes joint venture income of $167.

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.
Consolidated Statements of Changes in Shareholders' Equity
(In thousands)

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	High Performance Units	Common Stock at Par	Warrants and Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total
Balance at December 31, 2000	$4	$2	$1	$4	$—	$—	$—	$—	$85	$16,943	$1,966,396	$(154,789)	$(20)	$(40,741)	$1,787,885
Exercise of options	—	—	—	—	—	—	—	—	2	(835)	22,550	—	—	—	21,717
Dividends declared-preferred	—	—	—	—	—	—	—	—	—	—	330	(36,908)	—	—	(36,578)
Dividends declared-common	—	—	—	—	—	—	—	—	—	—	—	(213,089)	—	—	(213,089)
Acquisition of ACRE Partners	—	—	—	—	—	—	—	—	—	—	1,219	—	—	—	1,219
Restricted stock units issued to employees in lieu of cash bonuses	—	—	—	—	—	—	—	—	—	—	1,478	—	—	—	1,478
Restricted stock units granted to employees	—	—	—	—	—	—	—	—	—	—	1,250	—	—	—	1,250
Options granted to employees	—	—	—	—	—	—	—	—	—	4,348	—	—	—	—	4,348
Issuance of stock-DRIP plan	—	—	—	—	—	—	—	—	—	—	4,708	—	—	—	4,708
Net income for the period	—	—	—	—	—	—	—	—	—	—	—	229,912	—	—	229,912
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	(9,445)	—	(9,445)
Change in accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	(5,627)	—	(5,627)

Balance at December 31, 2001	$4	$2	$1	$4	$—	$—	$—	$—	$87	$20,456	$1,997,931	$(174,874)	$(15,092)	$(40,741)	$1,787,778
Exercise of options	—	—	—	—	—	—	—	—	2	(443)	16,170	—	—	—	15,729
Proceeds from equity offering	—	—	—	—	—	—	—	—	8	—	202,891	—	—	—	202,899
Dividends declared-preferred	—	—	—	—	—	—	—	—	—	—	330	(36,908)	—	—	(36,578)
Dividends declared-common	—	—	—	—	—	—	—	—	—	—	—	(231,257)	—	—	(231,257)
Restricted stock units granted to employees	—	—	—	—	—	—	—	—	—	—	19,048	—	—	—	19,048
Options granted to employees	—	—	—	—	—	—	—	—	—	309	—	—	—	—	309
High performance units sold to employees	—	—	—	—	—	—	—	1,359	—	—	—	—	—	—	1,359
Contributions from significant shareholder	—	—	—	—	—	—	—	—	—	—	506	—	—	—	506
Issuance of stock-DRIP plan	—	—	—	—	—	—	—	—	1	—	44,426	—	—	—	44,427
Purchase of treasury shares	—	—	—	—	—	—	—	—	—	—	334	—	—	(7,315)	(6,981)
Net income for the period	—	—	—	—	—	—	—	—	—	—	—	215,270	—	—	215,270
Change in accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	12,791	—	12,791

Balance at December 31, 2002	$4	$2	$1	$4	$—	$—	$—	$1,359	$98	$20,322	$2,281,636	$(227,769)	$(2,301)	$(48,056)	$2,025,300
Exercise of options	—	—	—	—	—	—	—	—	1	373	27,754	—	—	—	28,128
Net proceeds from preferred offering/exchange	(4)	—	—	—	6	4	3	—	—	—	87,900	—	—	—	87,909
Proceeds from equity offering	—	—	—	—	—	—	—	—	5	—	190,931	—	—	—	190,936
Dividends declared-preferred	—	—	—	—	—	—	—	—	—	—	195	(36,908)	—	—	(36,713)
Dividends declared-common	—	—	—	—	—	—	—	—	—	—	—	(267,785)	—	—	(267,785)
Dividends declared- HPU's	—	—	—	—	—	—	—	—	—	—	—	(2,144)	—	—	(2,144)
Restricted stock units granted to employees	—	—	—	—	—	—	—	—	—	—	1,339	—	—	—	1,339
Options granted to employees	—	—	—	—	—	—	—	—	—	—	82	—	—	—	82
High performance units sold to employees	—	—	—	—	—	—	—	3,772	—	—	—	—	—	—	3,772
Issuance of stock-DRIP/Stock purchase plan	—	—	—	—	—	—	—	—	3	—	88,935	—	—	—	88,938
Net income for the period	—	—	—	—	—	—	—	—	—	—	—	292,157	—	—	292,157
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	—	—	—	3,309	—	3,309

Balance at December 31, 2003	$—	$2	$1	$4	$6	$4	$3	$5,131	$107	$20,695	$2,678,772	$(242,449)	$1,008	$(48,056)	$2,415,228

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2003	2002*	2001*
Cash flows from operating activities:
Net income	$292,157	$215,270	$229,912
Adjustments to reconcile net income to cash flows provided by operating activities:
Minority interest in consolidated entities	249	162	218
Non-cash expense for stock-based compensation	3,781	18,059	3,574
Depreciation and amortization	55,286	46,948	34,573
Depreciation and amortization from discontinued operations	793	1,093	1,069
Amortization of deferred financing costs	27,180	23,460	20,720
Amortization of discounts/premiums, deferred interest and costs on lending investments	(54,799)	(33,086)	(41,067)
Discounts, loan fees and deferred interest received	36,063	36,714	28,425
Equity in earnings from joint ventures and unconsolidated subsidiaries	4,284	(1,222)	(7,361)
Distributions from operations of joint ventures	2,839	5,802	4,802
Loss on early extinguishment of debt	—	12,166	1,620
Cumulative effect of change in accounting principle	—	—	282
Deferred operating lease income receivable	(15,366)	(15,265)	(10,923)
Gain from discontinued operations	(5,167)	(717)	(1,145)
Provision for loan losses	7,500	8,250	7,000
Change in investments in and advances to joint ventures and unconsolidated subsidiaries	(2,877)	(6,598)	(2,568)
Changes in assets and liabilities:
(Increase) decrease in accrued interest and operating lease income receivable	(647)	3,809	5,083
(Increase) decrease in deferred expenses and other assets	(20,690)	1,763	(519)
Increase in accounts payable, accrued expenses and other liabilities	7,676	32,185	19,565

Cash flows provided by operating activities	338,262	348,793	293,260

Cash flows from investing activities:
New investment originations	(2,086,890)	(1,812,993)	(924,455)
Add-on fundings under existing loan commitments	(46,164)	(21,619)	(99,626)
Net proceeds from sale of corporate tenant lease assets	47,569	3,702	26,306
Net proceeds from discontinued operations	—	17,500	—
Repayments of and principal collections on loans and other lending investments	1,119,743	671,965	650,970
Investments in and advances to unconsolidated joint ventures	—	(127)	(1,601)
Distributions from unconsolidated joint ventures	—	—	24,265
Capital improvements for build-to-suit projects	—	(1,064)	(14,266)
Capital improvement projects on corporate tenant lease assets	(3,487)	(2,277)	(6,629)
Other capital expenditures on corporate tenant lease assets	(5,125)	(4,157)	(4,489)

Cash flows used in investing activities	(974,354)	(1,149,070)	(349,525)

Cash flows from financing activities:
Borrowings under secured revolving credit facilities	1,643,552	2,496,200	2,420,638
Repayments under secured revolving credit facilities	(2,220,715)	(2,122,994)	(2,285,892)
Borrowings under unsecured revolving credit facilities	130,000	—	—
Borrowings under term loans	233,000	115,099	277,664
Repayments under term loans	(107,723)	(18,279)	(120,333)
Borrowings under unsecured bond offerings	526,966	—	350,000
Repayments under unsecured notes	—	—	(100,000)
Borrowings under secured bond offerings	645,822	885,079	—
Repayments under secured bond offerings	(210,876)	(475,679)	(125,962)
Borrowings under other debt obligations	25,251	1,094	279
Repayments under other debt obligations	(7,064)	(1,668)	(56,008)
Contribution from minority interest partner	2,522	—	—
(Increase) decrease in restricted cash held in connection with debt obligations	(17,454)	(22,359)	2,590
Prepayment penalty on early extinguishment of debt	—	(3,950)	(1,037)
Payments for deferred financing costs	(35,609)	(45,702)	(30,382)
Distributions to minority interest in consolidated entities	(159)	(231)	(3,794)
Net proceeds from preferred offering/exchange	87,909	—	—
Common dividends paid(1)	(267,785)	(231,257)	(264,527)
Preferred dividends paid	(36,713)	(36,578)	(36,578)
Dividends on HPUs	(2,144)	—	—
HPUs issued	3,772	1,359	—
Purchase of treasury stock	—	(6,981)	—
Proceeds from equity offering	190,936	202,899	—
Contribution from significant shareholder	—	506	—
Proceeds from exercise of options and issuance of DRIP/Stock purchase shares	116,760	63,983	22,525

Cash flows provided by financing activities	700,248	800,541	49,183

Increase (decrease) in cash and cash equivalents	64,156	264	(7,082)
Cash and cash equivalents at beginning of period	15,934	15,670	22,752

Cash and cash equivalents at end of period	$80,090	$15,934	$15,670

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$165,757	$157,618	$141,271

*
Reclassified to conform to 2003 presentation.

Explanatory Note:

(1)
For the year ended December 31, 2001, the $264.5 million of common dividends shown in the table represents five quarters of dividends, of which $51.4 million relates to the fourth quarter 2000 dividend (paid in January 2001).

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Notes to Consolidated Financial Statements

Note 1—Business and Organization.

        Business—iStar Financial Inc. (the "Company") is the leading publicly-traded finance company focused on the commercial real estate industry. The Company provides custom-tailored financing to private and corporate owners of real estate nationwide, including senior and junior mortgage debt, senior, mezzanine and subordinated corporate capital, and corporate net lease financing. The Company, which is taxed as a real estate investment trust ("REIT"), seeks to deliver strong dividends and superior risk-adjusted returns on equity to shareholders by providing innovative and value-added financing solutions to its customers.

        The Company's primary product lines include:

  •
  Structured Finance. The Company provides senior and subordinated loans that typically range in size from $20 million to $100 million. These loans may be either fixed or variable rate and are structured to meet the specific financing needs of the borrowers, including the acquisition or financing of large, quality real estate. The Company offers borrowers a wide range of structured finance options, including first mortgages, second mortgages, partnership loans, participating debt and interim facilities. The Company's structured finance transactions have maturities generally ranging from three to ten years. As of December 31, 2003, based on gross carrying values, the Company's structured finance assets represented 25.97% of its assets.

  •
  Portfolio Finance. The Company provides funding to regional and national borrowers who own multiple facilities in geographically diverse portfolios. Loans are cross-collateralized to give the Company the benefit of all available collateral and underwritten to recognize inherent portfolio diversification. Property types include multifamily, suburban office, hotels and other property types where individual property values are less than $20 million on average. Loan terms are structured to meet the specific requirements of the borrower and typically range in size from $25 million to $150 million. The Company's portfolio finance transactions have maturities generally ranging from three to ten years. As of December 31, 2003, based on gross carrying values, the Company's portfolio finance assets represented 15.49% of its assets.

  •
  Corporate Finance. The Company provides senior and subordinated capital to corporations engaged in real estate or real estate-related businesses. Financings may be either secured or unsecured and typically range in size from $20 million to $150 million. The Company's corporate finance transactions have maturities generally ranging from five to ten years. As of December 31, 2003, based on gross carrying values, the Company's corporate finance assets represented 8.29% of its assets.

  •
  Loan Acquisition. The Company acquires whole loans and loan participations which present attractive risk-reward opportunities. Loans are generally acquired at a small discount to the principal balance outstanding. Loan acquisitions typically range in size from $5 million to $100 million and are collateralized by all major property types. The Company's loan acquisition transactions have maturities generally ranging from three to ten years. As of December 31, 2003, based on gross carrying values, the Company's loan acquisition assets represented 6.34% of its assets.

  •
  Corporate Tenant Leasing. The Company provides capital to corporations and borrowers who control facilities leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to be paid by the corporate tenant on a triple net lease basis. Corporate tenant lease ("CTL") transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to

    $150 million. As of December 31, 2003, based on gross carrying values, the Company's CTL assets assets (including investments in and advances to joint ventures and unconsolidated subsidiaries and assets held for sale) represented 41.89% of its assets.

        The Company's investment strategy targets specific sectors of the real estate credit markets in which it believes it can deliver value-added, flexible financial solutions to its customers, thereby differentiating its financial products from those offered by other capital providers.

        The Company has implemented its investment strategy by:

  •
  Focusing on the origination of large, structured mortgage, corporate and lease financings where customers require flexible financial solutions and "one-call" responsiveness post-closing.

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

Note 2—Basis of Presentation

        The accompanying audited Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. The Consolidated Financial Statements include the accounts of the Company, its qualified REIT subsidiaries, and its majority- owned and controlled partnerships.

        Certain other investments in partnerships or joint ventures which the Company does not control are accounted for under the equity method (see Notes 5 and 6). All significant intercompany balances and transactions have been eliminated in consolidation.

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

        Corporate tenant lease assets and depreciation—CTL assets are generally recorded at cost less accumulated depreciation. Certain improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance items are expensed as incurred. Depreciation is computed using the straight-line method of cost recovery over estimated useful lives of 40.0 years for facilities, five years for furniture and equipment, the shorter of the remaining lease term or expected life for tenant improvements and the remaining life of the facility for facility improvements.

        CTL assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. The Company also periodically reviews long-lived assets to be held and used for an impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In management's opinion, CTL assets to be held and used are not carried at amounts in excess of their estimated recoverable amounts.

        In accordance with the recent adoption of Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" regarding the Company's acquisition of facilities, purchase costs will be allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, will be determined as if vacant, that is, at replacement cost. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of customer relationships will be recorded at their relative fair values.

        Above-market and below-market in-place lease values for owned CTL assets will be recorded based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between: (1) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition of the facilities; and (2) management's estimate of fair market lease rates for the facility or equivalent facility, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market (or below-market) lease value will be amortized as a reduction of (or, increase to) operating lease income over the remaining non-cancelable term of each lease plus any renewal periods with fixed rental terms that are considered to be below-market.

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

        Capitalized interest—The Company capitalizes interest costs incurred during the construction period on qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. No interest was capitalized during the 12 months ended December 31, 2003 and approximately $70,000 was capitalized during the 12 months ended December 31, 2002.

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

        Allowance for doubtful accounts—The Company has recently developed an accounting policy that requires a reserve on the Company's accrued operating lease income receivable balances and on the deferred operating lease income receivable balances. The reserve covers asset specific problems (e.g., bankruptcy) as they arise, as well as, a portfolio reserve based on management's evaluation of the credit risks associated with these receivables.

        Accounting for derivative instruments and hedging activity—In accordance with Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activity—Deferral of the Effective date of FASB 133," Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement 133" and Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instrument and Hedging Activities," the Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) in certain circumstances, a hedge of a foreign currency exposure.

        Upon adoption, on January 1, 2001, the Company recognized a charge to net income of approximately $282,000 and an additional charge of $9.4 million to "Accumulated other comprehensive income (losses)," on the Company's Consolidated Balance Sheets representing the cumulative effect of the change in accounting principle.

        Income taxes—The Company is subject to federal income taxation at corporate rates on its "REIT taxable income"; however, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. In addition, the Company is allowed several other deductions in computing its "REIT taxable income," including non-cash items such as depreciation expense. These deductions allow the Company to shelter a portion of its operating cash flow from its dividend payout requirement under federal tax laws. The Company intends to operate in a manner consistent with and to elect to be treated as a REIT for tax purposes. iStar Operating Inc. ("iStar Operating") and TriNet Management Operating Company, Inc. ("TMOC"), the Company's REIT taxable subsidiaries, are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in iStar Operating and TMOC. Accordingly, except for the Company's taxable subsidiaries, no current or deferred taxes are provided for in the Consolidated Financial Statements. Prior to December 31, 2003, TMOC was liquidated. See Note 6 for a detailed discussion on the ownership structure and operations of iStar Operating and TMOC.

        Earnings per common share—In accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earning per Share," the Company presents both basic and diluted earnings per share ("EPS"). Basic earnings per share ("Basic EPS") excludes dilution and is computed by dividing net income allocable to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share ("Diluted EPS") reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

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

        New accounting standards—In December 2003, the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition" which supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21. The Company adopted the provisions of this statement immediately, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

        EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," issued during the third quarter of 2003, provides guidance on revenue recognition for revenues derived from a single contract that contain multiple products or services. EITF 00-21 also provides additional requirements to determine when these revenues may be recorded separately for accounting purposes. The Company adopted EITF 00-21 on July 1, 2003, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

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

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an interpretation of ARB 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE"), and how to determine when and which business enterprise should consolidate a VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements took effect immediately and were required for all financial statements initially issued or modified after January 31, 2003. Immediate consolidation is required for VIEs entered into or modified after February 1, 2003 in which the Company is deemed the primary beneficiary. For VIEs in which the Company entered into prior to February 1, 2003, the FASB recently issued FSP to defer FIN 46 for those older entities to the reporting period ending after March 15, 2004. The adoption of the additional consolidation provisions of FIN 46 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

        SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share if the fair value-based method had been applied to all outstanding and unvested stock awards in each period, are presented below (in thousands except per share amounts):

	For the Years Ended December 31,
	2003 Basic EPS	2002 Basic EPS	2001 Basic EPS
Net income allocable to common shareholders and HPU holders, as reported (1)	$255,249	$178,362	$193,004
Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(289)	(565)	(705)

Pro forma net income allocable to common shareholders and HPU holders	$254,960	$177,797	$192,299

Earnings per share:
Basic—as reported (2)	$2.52	$1.98	$2.24
Basic—pro forma (2)	2.52	1.98	2.23
Diluted—as reported (2)(3)	$2.43	$1.93	$2.19
Diluted—pro forma (2)(3)	2.43	1.92	2.18

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the 12 months ended December 31, 2003, net income used to calculate earnings per basic and diluted common share excludes $2,066 and $1,994 of net income allocable to HPU holders, respectively.

(3)
For the 12 months ended December 31, 2003, net income used to calculate earnings per diluted common share includes joint venture income of $167.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of Statement of Financial Accounting Standards No. 5 ("SFAS No. 5"), "Accounting for Contingencies," Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" and rescinds FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of

Indebtedness of Others, an Interpretation of SFAS No. 5." It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless if the Company receives separately identifiable consideration (e.g., a premium). The disclosure requirements became effective December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's Consolidated Financial Statements, nor is it expected to have a material impact in the future.

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

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds both FASB Statements No. 4 ("SFAS No. 4"), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, FASB Statement No. 64 ("SFAS No. 64"), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"; however, due to the nature of the Company's operations, such treatment may not be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted the provisions of this statement, as required, on January 1, 2003. For the years ended December 31, 2002 and 2001, the Company reclassified $12.2 million and $1.6 million, respectively from "Extraordinary loss from early extinguishment of debt" into "Loss on early extinguishment of debt" in income from continuing operations on the Company's Consolidated Statements of Operations.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 requires that current operations prior to the disposition of CTL assets and prior period results of such operations be presented in discontinued operations in the Company's Consolidated Statements of Operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year. The Company adopted the provisions of this statement on January 1, 2002, as required, and it did not have a significant financial impact on the Company.

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
Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments

        The following is a summary description of the Company's loans and other lending investments (in thousands)(1):

				Carrying Value as of
Type of Investment	Underlying Property Type	# of Borrowers In Class	Principal Balances Outstanding	December 31, 2003	December 31, 2002	Effective Maturity Dates	Contractual Interest Payment Rates(2)	Contractual Interest Accrual Rates(2)	Principal Amortization	Participation Features
Senior Mortgages(3)	Office/Residential/ Retail/Industrial, R&D/ Conference Center/ Mixed Use/Hotel/ Entertainment, Leisure/Other	41	$2,143,326	$2,106,791	$1,675,797	2004 to 2022	Fixed: 7.03% to 12.00% Variable: LIBOR + 1.50% to LIBOR + 6.50%	Fixed: 7.03% to 12.00% Variable: LIBOR + 1.50% to LIBOR + 6.50%	Yes(4)	No
Subordinate Mortgages	Office/Residential/ Retail/Mixed Use/ Hotel	21	551,634	550,572	629,486	2004 to 2013	Fixed: 7.00% to 18.00% Variable: LIBOR + 1.79% to LIBOR + 7.47%	Fixed: 7.32% to 18.00% Variable: LIBOR + 1.79% to LIBOR + 7.47%	Yes(4)	No
Corporate/Partnership Loans	Office/Residential/Retail/Industrial, R&D/ Mixed Use/Hotel/Entertainment, Leisure/Other	27	740,529	710,469	441,028	2004 to 2013	Fixed: 6.00% to 15.00% Variable: LIBOR + 3.50% to LIBOR + 12.77%	Fixed: 7.33% to 17.50% Variable: LIBOR + 3.50% to LIBOR + 12.77%	Yes(4)	Yes(5)
Other Lending Investments—Loans	Office/Mixed Use/Hotel/Other	5	26,096	23,767	23,167	2004 to 2008	Fixed: 10.00% to 15.00% Variable: LIBOR + 4.75%	Fixed: 15.00% to 17.50% Variable: LIBOR + 4.75%	No	Yes(5)
Other Lending Investments—Securities(6)	Residential/Industrial, R&D/ Hotel/ Entertainment, Leisure/Other	11	364,050	344,511	310,114	2005 to 2030	Fixed: 6.75% to 10.00% Variable: LIBOR + 2.82% to LIBOR + 5.00%	Fixed: 6.75% to 10.00% Variable: LIBOR +2.82% to LIBOR + 5.00%	Yes(4)	No

Gross Carrying Value				$3,736,110	$3,079,592
Provision for Loan Losses				(33,436)	(29,250)

Total, Net				$3,702,674	$3,050,342

Explanatory Notes:

(1)
Details are for loans outstanding as of December 31, 2003.

(2)
Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR on December 31, 2003 was 1.12%. As of December 31, 2003, five loans with a combined carrying value of $95.9 million have a stated accrual rate that exceeds the stated pay rate, however, one of these loans, with a carrying value of $27.1 million, has been placed on non-accrual status and the Company is only recognizing income based on cash received for interest.

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

        During the 12 months ended December 31, 2003 and 2002, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $1,735.4 million and $1,403.8 million in loans and other lending investments, funded $46.1 million and $21.6 million under existing loan commitments, and received principal repayments of $1,120.0 million and $672.0 million.

        As of December 31, 2003, the Company had 18 loans with unfunded commitments. The total unfunded commitment amount was approximately $208.6 million, of which $80.2 million was discretionary and $128.4 million was non-discretionary.

        A portion of the Company's loans and other lending investments are pledged as collateral under either the iStar Asset Receivables secured notes, the secured revolving credit facilities or secured term loans (see Note 7 for a description of the Company's secured and unsecured debt).

        The Company has reflected provisions for loan losses of approximately $7.5 million, $8.3 million and $7.0 million in its results of operations during the years ended December 31, 2003, 2002 and 2001, respectively. These provisions represent loan portfolio reserves based on management's evaluation of general market conditions, the Company's internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults and the credit quality of the underlying collateral. During the 12 months ended December 31, 2003, the Company took a $3.3 million direct impairment on a $30.4 million partnership loan on a class A building located in Pittsburgh, Pennsylvania. In August 2003 the borrower stopped making its debt service payments due to insufficient cash flow caused by vacancies at the property. After taking the impairment charge and lowering the book value of the asset to $27.1 million, management believes there is adequate collateral to support the book value of the asset.

        Changes in the Company's provision for loan losses were as follows:

Provision for loan losses, December 31, 2000	$14,000
Additional provision for loan losses	7,000

Provision for loan losses, December 31, 2001	21,000
Additional provision for loan losses	8,250

Provision for loan losses, December 31, 2002	29,250
Additional provision for loan losses	7,500
Impairment on loans	(3,314)

Provision for loan losses, December 31, 2003	$33,436

Note 5—Corporate Tenant Lease Assets

        During the 12 months ended December 31, 2003 and 2002, respectively, the Company acquired an aggregate of approximately $351.4 million and $409.1 million in CTL assets and disposed of CTL assets for net proceeds of approximately $47.6 million and $3.7 million.

        The Company's investments in CTL assets, at cost, were as follows (in thousands):

	December 31, 2003	December 31, 2002
Facilities and improvements	$2,210,592	$1,959,309
Land and land improvements	468,708	428,365
Direct financing lease	35,472	32,640
Less: accumulated depreciation	(178,887)	(128,509)

Corporate tenant lease assets, net	$2,535,885	$2,291,805

        The Company's CTL assets are leased to customers with initial term expiration dates from 2004 to 2023. Future operating lease payments under non-cancelable leases, excluding customer reimbursements of expenses, in effect at December 31, 2003, are approximately as follows (in thousands):

Year	Amount
2004	$261,913
2005	253,886
2006	241,324
2007	219,331
2008	203,201
Thereafter	1,742,962

        Under certain leases, the Company is entitled to receive additional participating lease payments to the extent gross revenues of the corporate tenant exceed a base amount. The Company earned $0, $0 and $0.4 million of such additional participating lease payments on these leases in the 12 months ended December 31, 2003, 2002 and 2001, respectively. In addition, the Company also receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the 12 months ended December 31, 2003, 2002 and 2001 were approximately $31.9 million, $29.7 million and $25.2 million, respectively, and are included as a reduction of "Operating costs—corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

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

        During the 12 months ended December 31, 2003, the Company sold nine CTL assets for net proceeds of approximately $47.6 million, and realized a gain of approximately $5.2 million.

        As of December 31, 2003, there was one CTL asset with a book value of $24.8 million classified as "Assets held for sale" on the Company's Consolidated Balance Sheets.

        The results of operations from CTL assets sold or held for sale in the current and prior periods are classified in "Income from discontinued operations" on the Company's Consolidated Statements of Operations even though such income was actually recognized by the Company prior to the asset sale. Gains from the sale of CTL assets are classified as "Gain from discontinued operations" on the Company's Consolidated Statements of Operations.

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

        On May 30, 2002, the Company sold one CTL asset for net proceeds of $3.7 million, and realized a gain of approximately $595,000. As of December 31, 2002, there were two CTL assets with a combined book value of $28.5 million classified as "Assets held for sale" on the Company's Consolidated Balance Sheets.

Note 6—Joint Ventures, Unconsolidated Subsidiaries and Minority Interest

        Income or loss generated from the Company's joint venture investments and unconsolidated subsidiaries is included in "Equity in (loss) earnings from joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Statements of Operations.

        The Company's ownership percentages, its investments in and advances to unconsolidated joint ventures and subsidiaries, the Company's pro rata share of its ventures' third-party, non-recourse debt as of December 31, 2003 and its respective income (loss) for the year ended December 31, 2003 are presented below (in thousands):

			JV Income (Loss) for the Year Ended December 31, 2003	Pro Rata Share of Third-Party Non-Recourse Debt(1)	Third-Party Debt
	Ownership %	Equity Investment			Interest Rate	Scheduled Maturity Date
Unconsolidated Joint Ventures:
Sunnyvale	44.70%	$11,815	$1,740	$10,728	LIBOR + 1.25%	November 2004(2)
CTC I	50.00%	8,178	(3,903)	59,578	7.66% – 7.87%	Various through 2011
ACRE Simon	20.00%	5,026	144	6,438	7.61% – 8.43%	Various through 2011
Unconsolidated Subsidiaries:
iStar Operating	95.00%	N/A	(2,252)	N/A	N/A	N/A
TMOC	95.00%	N/A	(13)	N/A	N/A	N/A

Total		$25,019	$(4,284)	$76,744

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

        Investments in and advances to unconsolidated joint ventures:    At December 31, 2003, the Company had investments in three unconsolidated joint ventures: (1) TriNet Sunnyvale Partners L.P. ("Sunnyvale"), whose external partners are John D. O'Donnell, Trustee, John W. Hopkins, and Donald S. Grant, Trustee; (2) Corporate Technology Centre Associates, LLC ("CTC I"), whose external member is Corporate Technology Centre Partners, LLC; and (3) ACRE Simon, LLC ("ACRE"), whose external partner is William E. Simon & Sons Realty Partners, L.P. These ventures were formed for the purpose of operating, acquiring and, in certain cases, developing CTL facilities.

        At December 31, 2003, the ventures comprised 12 net leased facilities. The Company's combined investment in these joint ventures at December 31, 2003 was $25.0 million. The joint ventures' carrying value for the 12 facilities owned at December 31, 2003 was $193.1 million. In aggregate, the joint ventures had total assets of $221.2 million and total liabilities of $180.6 million as of December 31, 2003, and a net loss of approximately $4.4 million for the 12 months ended December 31, 2003, respectively. The Company accounts for these investments under the equity method because the Company's joint venture partners have certain participating rights giving them shared control over the ventures.

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

        On April 1, 2002, the former Sierra Land Ventures ("Sierra") joint venture partner assigned its 50.00% ownership interest in Sierra to a wholly-owned subsidiary of the Company. There was no cash or shares exchanged in this transaction. As of April 1, 2002, the Company owns 100.00% of the CTL asset previously held by Sierra and therefore consolidates this asset for accounting purposes.

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

        Investments in and advances to unconsolidated subsidiaries:    The Company has an investment in iStar Operating, a taxable subsidiary that, through a wholly-owned subsidiary, services the Company's loans and certain loan portfolios owned by third parties. The Company owns all of the non-voting preferred stock and a 95.00% economic interest in iStar Operating. The common shareholder, an entity controlled by a former director of the Company, is the owner of all the voting common stock and a 5.00% economic interest in iStar Operating. As of December 31, 2003, there have never been any distributions to the common shareholder, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of iStar Operating at fair market value, which the Company believes to be nominal.

        iStar Operating has elected to be treated as a taxable REIT subsidiary for purposes of maintaining compliance with the REIT provisions of the Code and prior to July 1, 2003 was accounted for under the equity method for financial statement reporting purposes and was presented in "Investments in and advances to joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Balance Sheets. As of July 1, 2003, the Company consolidates this entity as a VIE (see Note 3) with no material impact. Prior to its consolidation, the Company charged an allocated portion of its general overhead expenses to iStar Operating based on the number of employees at iStar Operating as a percentage of the Company's total employees. These general overhead expenses were in addition to the direct general and administrative costs of iStar Operating. As of December 31, 2003, iStar Operating had no debt obligations.

        In addition, the Company had an investment in TMOC, an entity originally formed to make a $2.0 million investment in the convertible debt securities of a real estate company which trades on the Mexican Stock Exchange. This investment was made by TriNet prior to its acquisition by the Company in 1999. Prior to March 29, 2003, the Company owned 95.00% of the outstanding voting and non-voting common stock (representing 1.00% voting power and 95.00% of the economic interest) in TMOC. The owners of the remaining TMOC stock were two executives of the Company. On March 29, 2003, the Company purchased the remaining 5.00% interest from the executives for approximately $2,000, an amount that was equal to the carrying value, which was less than their original investment. Following this purchase, the Company owned 100.00% of TMOC and therefore consolidated the entity for accounting purposes. On June 30, 2003, the $2.0 million investment was fully repaid and prior to December 31, 2003, the entity was liquidated.

        Minority Interest:    On September 29, 2003 the Company acquired a 96.00% interest in iStar Harborside LLC, an infinite life partnership, with the external partner holding the remaining 4.00% interest. The Company consolidates this partnership for financial statement purposes and records the minority interest of the external partner in "Minority interest in consolidated entities" on the Company's Consolidated Balance Sheets.

        The Company also holds a 98.00% interest in TriNet Property Partners, L.P with the external partners holding the remaining 2.00% interest. As of August 1999, the external partners have the option to convert their partnership interest into cash; however, the Company may elect to deliver 72,819 shares of Common Stock in lieu of cash. The Company consolidates this partnership for financial statement purposes and records the minority interest of the external partner in "Minority interest in consolidated entities" on the Company's Consolidated Balance Sheets.

Note 7—Debt Obligations

        As of December 31, 2003 and 2002, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

		Carrying Value as of
	Maximum Amount Available	December 31, 2003	December 31, 2002	Stated Interest Rates(1)	Scheduled Maturity Date
Secured revolving credit facilities:
Line of credit	$700,000	$88,640	$412,550	LIBOR + 1.75% — 2.25%	March 2005 (2)
Line of credit	700,000	310,364	462,920	LIBOR + 1.40% — 2.15%	January 2007 (2)
Line of credit	500,000	117,211	283,884	LIBOR + 1.75% — 2.25%	August 2005 (2) (3)
Line of credit	500,000	180,376	114,400	LIBOR + 1.50% — 2.25%	September 2005
Unsecured revolving credit facilities:
Line of credit	300,000	130,000	—	LIBOR + 2.125%	July 2004 (4)

Total revolving credit facilities	$2,700,000	$826,591	$1,273,754

Secured term loans:
Secured by corporate tenant lease assets		193,000	193,000	LIBOR + 1.85%	July 2006 (5)
Secured by corporate tenant lease assets		140,440	144,114	7.44%	March 2009
Secured by corporate tenant lease assets		135,000	—	LIBOR + 1.75%	October 2008 (6)
Secured by corporate tenant lease assets		92,876	95,074	6.00% — 11.38%	Various through 2022
Secured by corporate lending investments		77,938	79,126	6.55%	November 2005
Secured by corporate lending investments		60,874	61,537	6.41%	January 2013
Secured by corporate lending investments		60,000	60,000	LIBOR + 2.50%	June 2004 (7)
Secured by corporate lending investments		—	50,000	LIBOR + 0.60%	October 2003 (8)
Secured by corporate lending investments		48,000	—	LIBOR + 2.125%	July 2008 (9)

Total term loans		808,128	682,851
Less: debt discount		(128)	(236)

Total secured term loans		808,000	682,615
iStar Asset Receivables secured notes:
STARs Series 2002-1:
Class A1		40,011	236,694	LIBOR + 0.26%	June 2004 (10)
Class A2		381,296	381,296	LIBOR + 0.38%	December 2009 (10)
Class B		39,955	39,955	LIBOR + 0.65%	April 2011 (10)
Class C		26,637	26,637	LIBOR + 0.75%	May 2011(10)
Class D		21,310	21,310	LIBOR + 0.85%	January 2012(10)
Class E		42,619	42,619	LIBOR + 1.235%	January 2012(10)
Class F		26,637	26,637	LIBOR + 1.335%	January 2012(10)
Class G		21,309	21,309	LIBOR + 1.435%	January 2012(10)
Class H		26,637	26,637	6.35%	January 2012(10)
Class J		26,637	26,637	6.35%	May 2012(10)
Class K		26,637	26,637	6.35%	May 2012(10)

Total STARs Series 2002-1		679,685	876,368
Less: debt discount		(4,090)	(4,425)

STARs Series 2003-1:
Class A1		235,808	—	LIBOR + 0.25%	October 28, 2005(11)
Class A2		248,206	—	LIBOR +0.35%	August 28, 2010(11)
Class B		18,452	—	LIBOR + 0.55%	July 28, 2011(11)
Class C		20,297	—	LIBOR + 0.65%	April 28, 2012(11)
Class D		12,916	—	LIBOR + 0.75%	October 28, 2012(11)
Class E		14,762	—	LIBOR + 1.05%	May 28, 2013(11)
Class F		14,762	—	LIBOR + 1.10%	June 28, 2013(11)
Class G		12,916	—	LIBOR + 1.25%	June 28, 2013(11)
Class H		12,916	—	4.97%	June 28, 2013(11)
Class J		14,761	—	5.07%	June 28, 2013(11)
Class K		25,833	—	5.56%	June 28, 2013(11)

Total STARS Series 2003-1		631,629	—

Total iStar Asset Receivables secured notes		1.307,224	871,943
Unsecured notes:
6.00% Senior Notes (12)		350,000	—	6.10%	December 2010
6.50% Senior Notes (12)		150,000	—	6.60%	December 2013
6.75% Dealer Remarketable Securities (13)(14)(15)		—	125,000	6.75%	March 2013
7.00% Senior Notes (14)		185,000	—	7.00%	March 2008
7.70% Notes (13)(15)		100,000	100,000	7.70%	July 2017
7.95% Notes (13)(15)		50,000	50,000	7.95%	May 2006
8.75% Notes		350,000	350,000	8.75%	August 2008

Total unsecured notes		1,185,000	625,000
Less: debt discount		(47,921)	(11,603)
Plus: impact of pay-floating swap agreements(16)		690	3,920

Total unsecured notes		1,137,769	617,317
Other debt obligations		34,148	15,961	Various	Various

Total debt obligations		$4,113,732	$3,461,590

Explanatory Notes:

(1)
Substantially all variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on December 31, 2003 was 1.12% per annum.

(2)
Maturity date reflects a one-year "term-out" extension at the Company's option.

(3)
On November 4, 2003, this secured facility was amended to include subordinate and mezzanine lending investments as collateral at stated interest rates of LIBOR + 2.15%—2.25%. First mortgages remained at a stated interest rate of LIBOR + 1.75%.

(4)
On May 14, 2003, the Company extended the final maturity on this facility to July 2004.

(5)
Maturity date reflects two one-year extensions at the Company's option.

(6)
On September 29, 2003, the Company closed a $135.0 million term loan secured by a CTL asset it acquired the same day. The loan has a five-year term and bears interest at LIBOR + 1.75%.

(7)
On May 8, 2003, the Company extended the final maturity on this facility to June 2004.

(8)
On April 9, 2003, the Company repaid the existing term loan financing a $75.0 million term preferred investment in a publicly-traded real estate company and simultaneously entered into another $50.0 million term loan with a leading financial institution. The new term loan bore interest at LIBOR + 0.60% and matured in October 2003.

(9)
On July 24, 2003, the Company closed a $48.0 million term loan secured by a corporate lending investment it originated in the third quarter of 2003. The loan has a three-year primary term and two one-year extension options, and bears interest at LIBOR + 2.125%.

(10)
Principal payments on these bonds are a function of the principal repayments on loan or CTL assets which collateralize these obligations. The dates indicated above represent the expected date on which the final payment would occur for such class based on the assumptions that the loans which collateralize the obligations are not voluntarily prepaid, the loans are paid on their effective maturity dates and no extensions of the effective maturity dates of any of the loans are granted. The final maturity date for the underlying indenture on class A1 is May 28, 2017 and the final maturity date for classes A2, B, C, D, E, F, G, H, J and K is May 28, 2020.

(11)
Principal payments on these bonds are a function of the principal repayments on loan or CTL assets which collateralize these obligations. The dates indicated above represent the expected date on which the final payment would occur for such class based on the assumptions that the loans which collateralize the obligations are not voluntarily prepaid, the loans are paid on their effective maturity dates and no extensions of the effective maturity dates of any of the loans are granted. The final maturity date for the underlying indenture is August 28, 2022.

(12)
On December 5, 2003, the Company issued $350.0 million of 6.00% Senior Notes due in 2010 and $150.0 million of 6.50% Senior Notes due in 2013. The Notes due 2010 were sold at 99.44% of their principal amount and the Notes due 2013 were sold at 99.23% of their principal amount.

(13)
The Notes are callable by the Company at any time for an amount equal to the total of principal outstanding, accrued interest and the applicable make-whole prepayment premium.

(14)
On March 14, 2003, the Company retired the 6.75% Dealer Remarketable Securities of its Leasing Subsidiary by exchanging those securities for newly issued $150.0 million 7.00% Senior Notes due March 2008. The covenants in the Senior Notes due 2008 are substantially identical to the covenants contained in the Company's 8.75% Notes. On April 8, 2003, the Company issued an additional $35.0 million of Senior Notes bringing the aggregate principal of the Senior Notes to $185.0 million. The additional $35.0 million of Senior Notes has identical terms to the Senior Notes issued on March 14, 2003, but were issued at 102.75% of their principal amount to yield 6.34% per annum.

(15)
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

(16)
On December 19, 2003, the Company entered into three pay-floating interest rate swaps struck at 4.381%, 4.345% and 4.29% in the notional amounts of $200.0 million, $100.0 million and $50.0 million, respectively. On November 27, 2002, the Company entered into two pay-floating interest rate swaps struck at 3.8775% and 3.81% in the notional amounts of $100.0 million and $50.0 million, respectively. These swaps are intended to mitigate the risk of changes in the fair value of $350.0 million of 7-year Senior Notes and $150.0 million of 10-year Senior Notes attributable to changes in LIBOR. For accounting purposes, quarterly the Company adjusts the value of the swap to its fair value and adjusts the carrying amount of the hedged liability by an offsetting amount.

        Availability of amounts under the secured revolving credit facilities are based on percentage borrowing base calculations. In addition, certain of the Company's debt obligations contain covenants. These covenants are both financial and non-financial in nature. Significant financial covenants include limitations on the Company's ability to incur indebtedness beyond specified levels, restrictions on the Company's ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. Significant non-financial covenants include a requirement in its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of December 31, 2003, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

        Subsequent to December 31, 2003, the Company issued $175.0 million of Senior Floating Rate Notes due 2007 which bear interest at three-month LIBOR + 1.25% and $250.0 million of 5.70% Senior Notes due 2014 (see Note 17).

        In addition, on January 23, 2004, the Company issued $350.0 million of 4.875% Senior Notes due in 2009. The Notes were sold at 99.89% of their principal amount to yield 4.90%. The Notes are unsecured senior obligations of the Company. The Company used the proceeds to repay outstanding secured borrowings.

        Further, on January 13, 2004, the Company closed $200.0 million of term financing with a leading financial institution that is secured by certain corporate bond investments and other lending securities. A number of these investments were previously financed under existing credit facilities. The new facility bears interest at LIBOR + 1.05%–1.50% and has a final maturity date of January 2006.

        On December 5, 2003, the Company issued $350.0 million of 6.00% Senior Notes due in 2010 and $150.0 million of 6.50% Senior Notes due in 2013. The Notes due 2010 were sold at 99.44% of their principal amount and the Notes due 2013 were sold at 99.23% of their principal amount. The Notes are unsecured senior obligations of the Company. The Company used the net proceeds to partially repay outstanding borrowings under its secured credit facilities.

        On November 4, 2003, one of the Company's $500.0 million secured facilities was amended to include subordinate and mezzanine leanding investments as collateral at stated interest rates of LIBOR+2.15%–2.25%.

        On October 31, 2003, the Company's $50.0 million term loan bearing interest at LIBOR + 0.60% matured and was repaid.

        On September 29, 2003, the Company closed a $135.0 million term loan secured by a CTL asset it acquired the same day. The loan has a five-year term and bears interest at LIBOR + 1.75%.

        On July 24, 2003, the Company closed a $48.0 million term loan secured by a corporate lending investment it originated in the third quarter of 2003. The loan has a three-year primary term and two one-year extension options, and bears interest at LIBOR + 2.125%.

        On May 21, 2003, a wholly-owned subsidiary of the Company issued iStar Asset Receivables ("STARs"), Series 2003-1, the Company's proprietary match funding program, consisting of $645.8 million of investment-grade bonds secured by the subsidiary's structured finance and CTL assets, which had an aggregate outstanding carrying value of approximately $738.1 million at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The weighted average interest rate on the bonds, on an all-floating rate basis, was approximately LIBOR + 0.47% at inception. For accounting purposes, this transaction was treated as a secured financing: the underlying assets and STARs liabilities remained on the Company's Consolidated Balance Sheets, and no gain on sale was recognized.

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

        On March 14, 2003, the Company retired the 6.75% Dealer Remarketable Securities of its Leasing Subsidiary by exchanging those securities for newly issued $150.0 million 7.00% Senior Notes due March 2008.

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

        On May 28, 2002, the Company fully repaid the remaining $446.2 million of bonds outstanding under STARs, Series 2000-1. Simultaneously, a wholly-owned subsidiary of the Company issued STARs, Series 2002-1, consisting of $885.1 million of investment-grade bonds secured by the subsidiary's structured finance and CTL assets, which had an aggregate outstanding carrying value of approximately $1.1 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The weighted average interest rate on the bonds, on an all-floating rate basis, was approximately LIBOR + 0.56% at inception. For accounting purposes, this transaction was treated as a secured financing: the underlying assets and STARs liabilities remained on the Company's Consolidated Balance Sheets, and no gain on sale was recognized.

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

        On June 14, 2001, the Company closed $193.0 million of term loan financing secured by 15 CTL assets. The variable-rate loan bears interest at LIBOR + 1.85% (not to exceed 10.00% in aggregate) and has two one-year extensions at the Company's option. The Company used these proceeds to repay a $77.8 million secured term loan maturing in June 2001 and to pay down a portion of its revolving credit facilities. In addition, the Company extended the maturity of its $500.0 million secured revolving credit facility to August 2003. On March 29, 2002, the Company again extended the final maturity of this facility to August 2005, which includes a one-year "term-out" extension at the Company's option.

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

        During the years ended December 31, 2003, 2002 and 2001, the Company incurred an extraordinary loss of approximately $0, $12.2 million and $1.6 million, respectively, as a result of the early retirement of certain debt obligations. On January 1, 2003, in accordance with SFAS No. 145, these costs were reclassified from "Extraordinary loss on early extinguishments of debt" into income from continuing operations.

        As of December 31, 2003, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2004	$264,158
2005	702,840
2006	243,000
2007	313,216
2008	718,000
Thereafter	1,923,967

Total principal maturities	4,165,181
Net unamortized debt discounts	(52,139)
Impact of pay-floating swap agreement	690

Total debt obligations	$4,113,732

Explanatory Note:

(1)
Assumes exercise of extensions to the extent such extensions are at the Company's option.

Note 8—Shareholders' Equity

      The Company's charter provides for the issuance of up to 200.0 million shares of Common Stock, par value $0.001 per share, and 30.0 million shares of preferred stock. The Company has 2.3 million shares of 9.375% Series B Cumulative Redeemable Preferred Stock, 1.5 million shares of 9.20% Series C Cumulative Redeemable Preferred Stock, 4.6 million shares of 8.00% Series D Cumulative Redeemable Preferred Stock, 5.6 million shares of 7.875% Series E Cumulative Redeemable Preferred Stock, 4.0 million shares of 7.80% Series F Cumulative Redeemable Preferred Stock and 3.2 million shares of 7.65% Series G Cumulative Redeemable Preferred Stock. The Series B, C, D, E, F and G Cumulative Redeemable Preferred Stock are redeemable without premium at the option of the Company at their respective liquidation preferences beginning on June 15, 2001, August 15, 2001, October 8, 2002, July 18, 2008, September 29, 2008 and December 19, 2008, respectively.

        In December 2003, the Company completed an underwritten public offering of 5.0 million primary shares of the Company's Common Stock. The Company received approximately $191.1 million from the offering and used these proceeds to repay a portion of its secured debt.

        In December 2003, the Company redeemed 1.6 million shares of the Company's 9.50% Series A Cumulative Redeemable Preferred Stock, having a liquidation preference of $50.00 per share by exchanging those securities for newly issued 3.2 million shares of 7.65% Series G Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per share and a redemption date beginning on December 19, 2008. Immediately following this transaction the Company no longer had any Series A Preferred Stock outstanding. The Company did not receive any cash proceeds from the offering.

        In September 2003, the Company completed an underwritten public offering of 4.0 million shares of its 7.80% Series F Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per share and a redemption date beginning on September 29, 2008. The Company used the proceeds from the offering to repay a portion of its secured debt.

        In July 2003, the Company redeemed 2.8 million shares of the Company's 9.50% Series A Cumulative Redeemable Preferred Stock, having a liquidation preference of $50.00 per share by exchanging those securities for newly issued 5.6 million shares of 7.875% Series E Cumulative Redeemable Preferred Stock,

having a liquidation preference of $25.00 per share and a redemption date beginning on July 18, 2008. The Company did not receive any cash proceeds from the offering.

        On November 14, 2002, the Company completed an underwritten public offering of 8.0 million primary shares of the Company's Common Stock. The Company received approximately $202.9 million from the offering and used these proceeds to repay a portion of its secured debt.

        On December 15, 1998, the Company issued warrants to acquire 6.1 million shares of Common Stock, as adjusted for dilution, at $34.35 per share. The warrants are exercisable on or after December 15, 1999 at a price of $34.35 per share and expire on December 15, 2005.

        Concentration of Shareholder Ownership— On October 30, 2001, SOFI IV SMT Holdings, L.P. ("SOFI IV") and certain of its affiliates sold 18.975 million shares of Common Stock owned by them (including the subsequently-exercised 2.475 million share over-allotment option granted to the underwriters). In addition, on May 15, 2002, SOFI IV sold 10.808 million shares of Common Stock owned by them (including the subsequently-exercised 808,200 share over-allotment option granted to the underwriters). Further, on November 14, 2002, SOFI IV sold 3.5 million shares of Common Stock owned by them (including the subsequently-exercised 1.5 million over-allotment option granted to the underwriters). Lastly, on May 13, 2003, SOFI IV distributed approximately 15.9 million shares to its limited and general partners. Some of the partners then elected to sell 6.9 million of the shares distributed to them. Immediately following the secondary offerings and the distribution, SOFI IV owned approximately 3.88% of the Company's Common Stock (based on the diluted sharecount as of December 31, 2003). The Company did not sell any shares in the offerings, other than the November 2002 offering, in which the Company sold 8.0 million primary shares and received net proceeds of approximately $202.9 million.

        DRIP/Stock Purchase Plan— The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the 12 months ended December 31, 2003 and 2002, the Company issued a total of approximately 2.6 million and 1.6 million shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the 12 months ended December 31, 2003 and 2002 were approximately $89.1 million and $44.4 million, respectively. There are approximately 3.6 million shares available for issuance under the plan as of December 31, 2003.

        Stock Repurchase Program—The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of December 31, 2003, the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. The Company has not repurchased any shares under the stock repurchase program since November 2000.

Note 9—Risk Management and Use of Financial Instruments

        Risk management—In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's lending investments that results from a property's, borrower's or corporate tenant's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of loans due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying loans and the valuation of CTL facilities held by the Company.

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

        The Company has entered into the following cash flow and fair value hedges that are outstanding as of December 31, 2003. The net value (liability) associated with these hedges is reflected on the Company's Consolidated Balance Sheets (in thousands).

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date		Maturity Date	Estimated Value at December 31, 2003
Pay-Fixed Swap	$125,000	2.885%	1/23/03		6/25/06	$(1,632)
Pay-Fixed Swap	125,000	2.838%	2/11/03		6/25/06	(1,486)
Pay-Fixed Swap	75,000	5.580%	11/4/99	(1)	12/1/04	(3,227)
Pay-Floating Swap	200,000	4.381%	12/17/03		12/15/10	(1,472)
Pay-Floating Swap	100,000	4.345%	12/17/03		12/15/10	(958)
Pay-Floating Swap	100,000	3.878%	11/27/02		8/15/08	2,681
Pay-Floating Swap	50,000	3.810%	11/27/02		8/15/08	1,183
Pay-Floating Swap	50,000	4.290%	12/17/03		12/15/10	(649)
LIBOR Cap	345,000	8.000%	5/22/02		5/28/14	11,648
LIBOR Cap	135,000	6.000%	9/29/03		10/15/06	418
LIBOR Cap	75,000	7.750%	11/4/99	(1)	12/1/04	—
LIBOR Cap	35,000	7.750%	11/4/99	(1)	12/1/04	—

Total Estimated Value						$6,506

Explanatory Note:

(1)
Acquired in connection with the TriNet Acquisition (see Note 1).

        Between January 1, 2002 and December 31, 2003, the Company also had outstanding the following cash flow hedges that have expired or been settled (in thousands):

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date	Maturity Date
Pay-Fixed Swap	$125,000	7.058%	6/15/00	6/25/03
Pay-Fixed Swap	125,000	7.055%	6/15/00	6/25/03
Pay-Fixed Swap	100,000	4.139%	9/29/03	1/2/11
Pay-Fixed Swap	100,000	4.643%	9/29/03	1/2/14

        During 2003, the Company entered into two 90-day forward starting swaps each having a $100.0 million notional amount. These pay-fixed swaps which were effective in September 2003, had rates of 4.139% and 4.643%, had seven-year and 10-year terms, respectively, and were used to lock-in swap rates related to a portion of planned future corporate unsecured fixed-rate bond issuances. These two swaps were settled in connection with the Company's issuance of $350.0 million of seven-year Senior Notes and $150.0 million of 10-year Senior Notes. In addition, effective in September 2003, the Company entered into a $135.0 million cap with a rate of 6.00% to hedge the Company's current outstanding floating-rate debt. This cap has a three-year term. Further, the Company entered into two $125.0 million forward starting swaps. These pay-fixed swaps were effective in June 2003 and replaced the two $125.0 million pay-fixed swaps mentioned above. The two new pay-fixed swaps have a three-year term and expire on June 25, 2006.

        In addition, in connection with a portion of the Company's fixed-rate corporate bonds, the Company entered into three pay-floating interest rate swaps in December 2003 struck at 4.381%, 4.345% and 4.29% with notional amounts of $200.0 million, $100.0 million and $50.0 million, respectively, and maturing on December 15, 2010 and also entered into two pay-floating interest rate swaps in November 2002 struck at 3.8775% and 3.81% with notional amounts of $100.0 million and $50.0 million, respectively, and maturing on August 15, 2008. The Company pays six-month LIBOR on the swaps entered into in December 2003 and one-month LIBOR on the swaps entered into in November 2002 and receives the stated fixed rate in return. These swaps mitigate the risk of changes in the fair value of $350.0 million of seven-year Senior Notes and $150.0 million of 10-year Senior Notes attributable to changes in LIBOR. For accounting purposes, the difference between the fixed rate received and the LIBOR rate paid on the notional amount of the swap is recorded as "Interest expense" on the Company's Consolidated Statements of Operations. In addition, the Company adjusts the value of the swap to its fair value and adjusts the carrying amount of the hedged liability by an offsetting amount on a quarterly basis.

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

        All of the Company's CTL assets (including those held by joint ventures) and loans and other lending investments are collateralized by facilities located in the United States, with significant concentrations (i.e., greater than 10.00%) as of December 31, 2003 in California (19.39%) and New York (11.99%). As of December 31, 2003, the Company's investments also contain greater than 10.00% concentrations in the following asset types: office-CTL (27.48%), office-lending (17.16%), industrial (13.99%) and hotel-lending (12.06%).

        The Company underwrites the credit of prospective borrowers and customers and often requires them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company's loans and other lending investments and corporate customer lease assets are geographically diverse and the borrowers and customers operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or customer, the inability of that borrower or customer to make its payment could have an adverse effect on the Company. As of December 31, 2003, the Company's five largest borrowers or corporate tenants collectively accounted for approximately 15.51% of the Company's aggregate annualized interest and operating lease revenue of which no single customer accounts for more than 3.84%.

Note 10—Stock-Based Compensation Plans and Employee Benefits

        The Company's 1996 Long-Term Incentive Plan (the "Plan") is designed to provide incentive compensation for officers, other key employees and directors of the Company. The Plan provides for awards of stock options and shares of restricted stock and other performance awards. The maximum number of shares of Common Stock available for awards under the Plan is 9.00% of the outstanding shares of Common Stock, calculated on a fully diluted basis, from time to time; provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 5.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan, other than automatic awards to non-employee directors, are at the discretion of the Board or a committee of the Board. At December 31, 2003, a total of approximately 10.1 million shares of Common Stock were available for awards under the Plan, of which options to purchase approximately 2.9 million shares of Common Stock were outstanding and approximately 422,000 shares of restricted stock were outstanding. A total of 1.9 million shares remain available for awards under the Plan as of December 31, 2003.

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

        Changes in options outstanding during each of fiscal 2001, 2002 and 2003 are as follows:

	Number of Shares
				Weighted Average Strike Price
	Employees	Non-Employee Directors	Other
Options outstanding, December 31, 2000	3,259,761	520,432	946,168	$18.97
Granted in 2001	1,617,401	90,000	100,000	$20.31
Exercised in 2001	(1,131,595)	(26,900)	(149,492)	$16.48
Forfeited in 2001	(100,509)	—	—	$27.27

Options outstanding, December 31, 2001	3,645,058	583,532	896,676	$18.98
Granted in 2002	—	80,000	—	$27.83
Exercised in 2002	(488,674)	(190,650)	(164,683)	$18.63
Forfeited in 2002	(16,907)	(4,600)	—	$24.87

Options outstanding, December 31, 2002	3,139,477	468,282	731,993	$18.77
Granted in 2003	15,500	—	—	$14.72
Exercised in 2003	(843,624)	(235,746)	(389,594)	$18.99
Forfeited in 2003	(2,300)	(13,850)	—	$26.14
Transferred in 2003(1)	—	(63,692)	63,692	$27.15

Options outstanding, December 31, 2003	2,309,053	154,994	406,091	$18.59

Explanatory Note:

(1)
Transfer of shares due to the down-size of Board of Directors on June 2, 2003.

        The following table summarizes information concerning outstanding and exercisable options as of December 31, 2003:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Exercise Price Range	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Currently Exercisable	Weighted Average Exercise Price
$14.72—$15.00(1)	657,493	4.93	$14.72	641,993	$14.72
$16.69—$16.88	477,071	6.01	$16.88	477,071	$16.88
$17.38—$17.56	151,068	6.21	$17.38	151,068	$17.38
$19.63—$19.69	1,308,522	7.10	$19.69	754,929	$19.69
$20.00—$21.44	50,333	6.68	$20.94	50,333	$20.94
$23.32—$23.64	28,499	0.36	$23.53	28,499	$23.53
$24.13—$24.94	67,566	6.77	$24.86	67,233	$24.86
$25.10—$26.09	13,800	2.41	$26.09	13,800	$26.09
$26.30—$26.97	8,900	2.02	$26.45	8,234	$26.41
$27.00	25,000	7.48	$27.00	16,667	$27.00
$28.54—$29.82	76,792	8.05	$29.71	76,792	$29.71
$55.39	5,094	5.42	$55.39	5,094	$55.39

	2,870,138	6.28	$18.59	2,291,713	$18.32

Explanatory Note:

(1)
Includes approximately 764,000 options which were granted, on a fully exercisable basis, in March 1998, and which are now held by an affiliate of SOFI IV. Beneficial interests in these options were subsequently regranted by that affiliate to employees of it and its affiliates, subject to vesting requirements. In the event that these employees forfeit such options, they revert to an affiliate of SOFI IV, which may regrant them at its discretion. As of December 31, 2003, approximately 727,000 of these options were exercisable by the beneficial owners and approximately 539,000 have been exercised.

        In the third quarter 2002 (with retroactive application to the beginning of the calendar year), the Company adopted the fair value method for accounting for options issued to employees or directors, as allowed under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Accordingly, the Company recognizes a charge equal to the fair value of these options at the date of grant multiplied by the number of options issued. This charge will be amortized over the related remaining vesting terms to individual employees as additional compensation. There were 15,500 options issued during the 12 months ended December 31, 2003 with a strike price of $14.72.

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

        If the Company's compensation costs had been determined using the fair value method of accounting for stock options issued under the Plan to employees and directors prescribed by SFAS No. 123 prior to 2002, the Company's net income for the fiscal years ended December 31, 2003, 2002 and 2001, would have been reduced on a pro forma basis by approximately $289,000, $565,000 and $705,000, respectively. This would not have significantly impacted the Company's earnings per share.

        The fair value of each significant option grant is estimated on the date of grant (January 10, 2003 for the 2003 options) using the Black-Scholes model. For the above SFAS No. 123 calculation, the following assumptions were used for the Company's fair value calculations of stock options:

	2003	2002	2001
Expected life (in years)	5	5	5
Risk-free interest rate	3.13%	4.38%	4.96%
Volatility	17.64%	16.23%	20.83%
Dividend yield	9.57%	8.45%	12.00%
Weighted average grant date fair value	$5.26	$1.38	$0.76

        Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

        During the 12 months ended December 31, 2003, the Company granted 40,050 restricted shares to employees that vest proportionately over three years on the anniversary date of the initial grant of which 35,675 remain outstanding.

        During the year ended December 31, 2002, the Company granted 199,350 restricted shares to employees. Of these shares, 44,350 will vest proportionately over three years on the anniversary date of the initial grant. Of the 44,350 shares granted, 22,382 remain outstanding as of December 31, 2003. The balance of 155,000 restricted shares granted to several employees will vest on March 31, 2004 if: (1) the employee remains employed until that date; and (2) the 60-day average closing price of the Company's Common Stock equals or exceeds a set floor price as of such date. Dividends will be paid on the restricted shares as dividends are paid on shares of the Company's Common Stock. Assuming the shares become fully vested on March 31, 2004 and the market price of the stock is $38.90 (which was the market price of the Common Stock on December 31, 2003), the Company would incur a one-time charge to earnings at that time of approximately $6.0 million (the fair market value of the 155,000 shares at $38.90 per share). During the year ended December 31, 2002, the Company also granted 208,980 restricted shares to its Chief Financial Officer (see detailed information below).

        During the year ended December 31, 2001, the Company granted 94,943 restricted shares to employees in lieu of cash bonuses for the year ended December 31, 2000 at the employees' election. These restricted shares were immediately vested on the date of grant and were not transferable for a period of one year following vesting.

        For accounting purposes, the Company measures compensation costs for these shares, not including the contingently issuable shares, as of the date of the grant and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the respective vesting/service period. Such amounts appear on the Company's Consolidated Statements of Operations under "General and administrative—stock-based compensation expense."

        During the year ended December 31, 2002, the Company entered into a three-year employment agreement with its new Chief Financial Officer. Under the agreement, the Chief Financial Officer receives an annual base salary of $225,000. She may also receive a bonus, which is targeted to be $325,000, subject to an annual review for upward or downward adjustment. In addition, the Company granted the Chief Financial Officer 108,980 contingently vested restricted stock awards. These awards become vested on December 31, 2005 if the executive's employment with the Company has not terminated before such date. Dividends will be paid on the restricted shares as dividends are paid on shares of the Company's Common Stock. These dividends are accounted for in a manner consistent with the Company's Common Stock dividends, as a reduction to retained earnings. For accounting purposes, the Company will take a total charge of approximately $3.0 million related to the restricted stock awards, which will be amortized over the period from November 6, 2002 through December 31, 2005. This charge is reflected on the Company's Consolidated Statements of Operations under "General and administrative—stock-based compensation."

        Further, the Company granted the Chief Financial Officer 100,000 restricted shares which vest in whole or in part if the Company's shareholders realize certain total rates of return (dividends since November 6, 2002 plus share price appreciation since January 2, 2003), as of January 31, 2004. Vested shares would be subject to forfeiture if the executive's employment with the Company terminated under certain circumstances. The shares became fully vested on January 31, 2004 and the market price of the stock was $40.02, therefore; the Company will incur a one-time charge to earnings during the first quarter 2004 of approximately $4.0 million (the fair market value of the 100,000 shares at $40.02 per share). For accounting purposes, the employment arrangement described above is treated as a contingent, variable plan until January 31, 2004.

        During the year ended December 31, 2001, the Company entered into a three-year employment agreement with its Chief Executive Officer. Under the agreement, the Chief Executive Officer receives an annual base salary of $1.0 million. He may also receive a bonus, which is targeted to be an amount equal to his base salary, if the Company achieves certain performance targets set by the Compensation Committee. The bonus award may be increased or reduced from the target depending upon the degree to which the performance goals are exceeded or are not met, and may not exceed 200.00% of his base salary. The bonus is reduced by the amount of any dividends paid to the Chief Executive Officer in respect of phantom shares (described below) which are awarded to him and have contingently vested. The Chief Executive Officer received approximately $2.1 million in such dividends in 2002 and $4.4 million in 2003. As such, no additional bonus was paid in either year. As part of this agreement, the Company confirmed a prior grant of 750,000 stock options made to the executive on March 2, 2001 with an exercise price of $19.69, which represented the market price at the date of the original contingent grant. However, because the grant required further approval by the Compensation Committee and the Board of Directors, no measurement date occurred for accounting purposes until such approvals were made, at which point the market price of the Company's Common Stock was $24.90. Accordingly, an aggregate charge of approximately $3.9 million is being recognized with respect to these options over the term of this agreement and is reflected on the Company's Consolidated Statements of Operations under "General and administrative—stock-based compensation." These options will vest in three equal annual installments of 250,000 shares in each successive January beginning in January 2002.

        The Company also granted the executive 2.0 million unvested phantom shares, each of which represents one share of the Company's Common Stock. These shares will vest in installments of 350,000 shares, 650,000 shares, 600,000 shares and 400,000 shares on a contingent basis if the average closing price of the Company's Common Stock for a 60 calendar day period achieves thresholds of $25.00, $30.00,

$34.00 and $37.00, respectively. As of December 31, 2003 all thresholds have been attained, and a total of 2.0 million of these shares have contingently vested. Assuming that the market price of the Common Stock on March 30, 2004 is $38.90 (which was the market price of the Common Stock on December 31, 2003), the Company would incur a one-time charge to earnings in March 2004 of approximately $77.8 million (the fair market value of the 2.0 million shares at $38.90 per share). Shares that have contingently vested generally will not become fully vested until March 2004, except upon certain termination or change of control events. Further, if the average stock price drops below certain specified levels for a 60-day period prior to such date, such phantom shares would not fully vest and would be forfeited. If the Company is not authorized to issue shares to the executive upon full vesting of the phantom shares, then the vesting will be settled through a cash payment based upon the market price of the Common Stock during a recent trading period. The executive will receive dividends on shares that have contingently or fully vested and have not been forfeited under the terms of the agreement, if and when the Company declares and pays dividends on its Common Stock. Because no shares have been issued, dividends received on these phantom shares, if any, will be reflected as compensation expense by the Company. For accounting purposes, this arrangement will be treated as a contingent, variable plan and no additional compensation expense will be recognized until the shares, in whole or in part, become irrevocably vested, whereupon the Company will reflect a charge equal to the then fair value of the shares irrevocably vested.

        In addition, during the year ended December 31, 2001, the Company entered into a three-year employment agreement with its former President. Under the agreement, in lieu of salary and bonus, the Company granted the executive 500,000 restricted shares. These shares became fully-vested on September 30, 2002 as a result of the Company achieving a 60.00% total shareholder rate of return (dividends plus share price appreciation) since January 1, 2001. Upon the restricted shares becoming fully vested, the Company withheld 250,000 of such shares from the executive to cover the tax obligations associated with the vesting of such shares. These shares are reflected as "Treasury stock", at a cost of approximately $7.4 million, on the Company's Consolidated Statements of Changes in Shareholders' Equity. For accounting purposes, the employment arrangement described above was treated as a contingent, variable plan until the April 29, 2002 contingent vesting date. The Company incurred a total charge of approximately $15.0 million related to the vesting of the shares, recognized ratably over the period from April 29, 2002 through September 30, 2002. The executive received dividends on the share grant from the date of the agreement as and when the Company declared and paid dividends on its Common Stock. For financial statement purposes, such dividends were accounted for in a manner consistent with the Company's normal Common Stock dividends, as a reduction to retained earnings.

        Certain affiliates of SOFI IV and the Company's Chief Executive Officer have agreed to reimburse the Company for the value of restricted shares awarded to the former President in excess of 350,000 shares, net of tax benefits realized by the Company or its shareholders on account of compensation expense deductions. The reimbursement obligation arose once the restricted share award became fully vested on September 30, 2002. The Company's Chief Executive Officer fulfilled his reimbursement obligation through the delivery of shares of the Company's Common Stock owned by him. In the case of the SOFI IV affiliates, the reimbursement payment must be made through the delivery of approximately $2.4 million in cash or 131,250 shares of Common Stock. As of December 31, 2003, the SOFI IV affiliates have paid approximately $506,000 in cash. The approximately $1.9 million remaining balance of the SOFI IV affiliates' reimbursement obligation is due on or before March 31, 2004. These reimbursement payments are reflected as "Additional paid-in capital" on the Company's Consolidated Balance Sheets, and not as an offset to the charge referenced above.

        On July 28, 2000, the Company granted to its employees profits interests in a wholly-owned subsidiary of the Company called iStar Venture Direct Holdings, LLC. As of December 31, 2003, iStar Venture Direct Holdings, LLC had written off all of its investments. The profits interests have three-year vesting schedules, and are subject to forfeiture in the event of termination of employment for cause or a voluntary resignation. The Company currently estimates that the profits interests have no value.

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

        Regardless of how much the Company's total rate of return exceeds the threshold performance levels, the dilutive impact to the Company's shareholders resulting from distributions on High Performance Common Stock in each plan is limited to the equivalent of 1.00% of the average monthly number of fully diluted shares of the Company's Common Stock outstanding during the valuation period.

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

        The total shareholder return for the valuation period under the 2003 plan was 78.29%, which exceeded the fixed performance threshold of 20.00% and the industry index return of 24.66%. The plan was fully funded and was limited to 1.00% of the average monthly number of fully diluted shares of the Company's Common Stock during the valuation period. As a result of the Company's superior performance, the participants in the 2003 plan are entitled to receive cash distributions equivalent to the amount of cash dividends payable on 987,149 shares of the Company's Common Stock, as and when such dividends are paid. Such dividend payments will begin with the first quarter 2004 dividend. The Company will pay dividends on the 2003 plan shares in the same amount per equivalent share and on the same distribution dates that shares of the Company's Common Stock are paid.

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

        A new 2006 plan has been established with a three-year valuation period ending December 31, 2006. Awards under the 2006 plan were approved on January 23, 2004. The 2006 plan had 5,000 shares of High Performance Common Stock with an aggregate initial puchase price of $714,700. The purchase price of the High Performance Common Stock was established by the Company's Board based upon, among other things, an independent valuation from a major securities firm. The provisions of the 2006 plan are substantially the same as the prior plans.

        The additional equity from the issuance of the High Performance Common Stock is recorded as a separate class of stock and included within shareholders' equity on the Company's Consolidated Balance Sheets. Net income allocable to common shareholders will be reduced by the HPU holders' share of dividends paid and undistributed earnings, if any.

401(k) Plan

        Effective November 4, 1999, the Company implemented a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50.00% of the first 10.00% of the participant's annual compensation. The Company made gross contributions of approximately $424,000, $356,000, and $320,000 to the 401(k) Plan for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 11—Earnings Per Share

        The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the years ended December 31, 2003, 2002 and 2001, respectively (in thousands, except per share data):

	2003	2002	2001
Numerator:
Net income from continuing operations	$285,074	$206,939	$218,338
Preferred dividend requirements	(36,908)	(36,908)	(36,908)

Net income allocable to common shareholders and HPU holders before income from discontinued operations and gain from discontinued operations(1)	248,166	170,031	181,430
Income from discontinued operations	1,916	7,614	10,429
Gain from discontinued operations	5,167	717	1,145

Net income allocable to common shareholders and HPU holders(1)	$255,249	$178,362	$193,004

Denominator:
Weighted average common shares outstanding for basic earnings per common share	100,314	89,886	86,349
Add: effect of assumed shares issued under treasury stock method for stock options, restricted shares and warrants	1,897	1,645	1,680
Add: effect of contingent shares	1,667	1,118	205
Add: effect of joint venture shares	223	—	—

Weighted average common shares outstanding for diluted earnings per common share	104,101	92,649	88,234

Basic earnings per common share:
Net income allocable to common shareholders before income from discontinued operations and gain from discontinued operations(2)	$2.45	$1.89	$2.10
Income from discontinued operations	0.02	0.08	0.13
Gain from discontinued operations	0.05	0.01	0.01

Net income allocable to common shareholders(2)	$2.52	$1.98	$2.24

Diluted earnings per common share:
Net income allocable to common shareholders before income from discontinued operations and gain from discontinued operations(2)(3)	$2.36	$1.84	$2.06
Income from discontinued operations	0.02	0.08	0.12
Gain from discontinued operations	0.05	0.01	0.01

Net income allocable to common shareholders(2)(3)	$2.43	$1.93	$2.19

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the 12 months ended December 31, 2003, net income used to calculate earnings per basic and diluted common share excludes $2,066 and $1,994 of net income allocable to HPU holders, respectively.

(3)
For the year ended December 31, 2003, net income used to calculate earnings per diluted common share includes joint venture income of $167.

        There were approximately 5,000, 167,000 and 261,000 stock options, 0, 6.1 million and 6.1 million warrants and 0, 371,000 and 373,000 joint venture shares that were antidilutive for the 12 months ended December 31, 2003, 2002 and 2001, respectively.

Note 12—Comprehensive Income

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective January 1, 1998. Total comprehensive income was $295.5, $228.1 million and $214.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. The primary components of comprehensive income other than net income consist of amounts attributable to the adoption and continued application of SFAS No. 133, to the Company's cash flow and fair value hedges and changes in the fair value of the Company's available-for-sale investments.

        For the years ended December 31, 2003, 2002 and 2001, the change in fair market value of the Company's unrealized gains (losses) on available-for-sale investments and cash flow and fair value hedges was an increase of $3.3 million, an increase of $12.8 million and a decrease of $15.1 million, respectively, and was recorded as an adjustment to other comprehensive income. The reconciliation to other comprehensive income is as follows (in thousands):

	For the Years Ended December 31,
	2003	2002	2001
Net income	$292,157	$215,270	$229,912
Other comprehensive income:
Reclassification of gains on securities into earnings upon realization	(12,031)	—	—
Unrealized gains on available-for-sale investments	8,103	7,601	5,709
Cumulative effect of change in accounting principle (SFAS No. 133) on other comprehensive income	—	—	(9,445)
Unrealized gains (losses) on cash flow and fair value hedges	7,237	5,190	(11,336)

Comprehensive income	$295,466	$228,061	$214,840

        Unrealized gains (losses) on available-for-sale investments and cash flow and fair value hedges are recorded as adjustments to shareholders' equity through "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included in adjusted earnings or net income unless realized.

        As of December 31, 2003 and 2002, accumulated other comprehensive income reflected in the Company's shareholders' equity is comprised of the following (in thousands):

	As of December 31,
	2003	2002
Unrealized gains on available-for-sale investments	$9,362	$13,290
Unrealized losses on cash flow and fair value hedges	(8,354)	(15,591)

Accumulated other comprehensive income (losses)	$1,008	$(2,301)

        Over time, the unrealized gains and losses held in other comprehensive income will be reclassified to earnings in the same period(s) in which the hedged items are recognized in earnings. The current balance held in other comprehensive income is expected to be reclassified to earnings over the lives of the current hedging instruments, or for the realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable. The Company expects that $6.6 million will be reclassified into earnings as an increase in interest expense over the next 12 months.

Note 13—Dividends

        For the year ended December 31, 2003, total dividends declared by the Company aggregated $267.8 million, or $2.65 per share on Common Stock consisting of quarterly dividends of $0.6625 per share which were declared on April 1, 2003, July 1, 2003, October 1, 2003 and December 1, 2003. The Company also declared dividends aggregating $14.3 million, $4.7 million, $3.0 million, $8.0 million, $4.9 million,

$1.7 million and $170,000, respectively, on its Series A, B, C, D, E, F and G preferred stock, respectively, for the year ended December 31, 2003. There are no divided arrearages on any of the preferred shares currently outstanding.

        The Series A preferred stock has a liquidation preference of $50.00 per share and carries an initial dividend yield of 9.50% per annum. The dividend rate on the preferred shares will increase to 9.75% on December 15, 2005, to 10.00% on December 15, 2006 and to 10.25% on December 15, 2007 and thereafter. Dividends on the Series A preferred shares are payable quarterly in arrears and are cumulative. As of December 31, 2003, all Series A preferred shares have been exchanged for either Series E preferred stock or Series G preferred stock and therefore the Company will no longer pay dividends on the Series A preferred stock.

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

        Holders of shares of the Series G preferred stock are entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 7.65% per annum of the $25.00 liquidation preference, equivalent to a fixed annual rate of $1.91 per share. The remaining terms relating to dividends of the Series G preferred stock are substantially identical to the terms of the Series B preferred stock described above.

        The 2002 and 2003 High Performance Unit Program reached their valuation dates on December 31, 2002 and 2003, respectively. Based on the Company's 2002 and 2003 total rate of return, the participants are entitled to receive cash dividends on 819,254 shares and 987,149 shares, respectively, of the Company's Common Stock. The Company will pay dividends on these units in the same amount per equivalent share and on the same distribution dates as shares of the Company's Common Stock. Such dividend payments for the 2002 plan began with the first quarter 2003 dividend and such dividends for the 2003 plan will begin with the first quarter 2004 dividend. All dividends to HPU holders will reduce net income allocable to common shareholders when paid. Additionally, net income allocable to common shareholders will be reduced by the HPU holders' share of undistributed earnings, if any.

        The exact amount of future quarterly dividends to common shareholders will be determined by the Board of Directors based on the Company's actual and expected operations for the fiscal year and the Company's overall liquidity position.

Note 14—Fair Values of Financial Instruments

        SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires the disclosure of the estimated fair values of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. Because no quoted market prices exist for a significant part of the Company's financial instruments, the fair values of such instruments have been derived based on management's assumptions, the amount and timing of future cash flows and estimated discount rates. The estimation methods for individual classifications of financial instruments are described more fully below. Different assumptions could significantly affect these estimates. Accordingly, the net realizable values could be materially different from the estimates presented below. The provisions of SFAS No. 107 do not require the disclosure of the fair value of non-financial instruments, including intangible assets or the Company's CTL assets.

        In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of the Company as an operating business.

        Short-term financial instruments—The carrying values of short-term financial instruments including cash and cash equivalents and short-term investments approximate the fair values of these instruments. These financial instruments generally expose the Company to limited credit risk and have no stated maturities, or have an average maturity of less than 90 days and carry interest rates which approximate market.

        Loans and other lending investments—For the Company's interests in loans and other lending investments, the fair values were estimated by discounting the future contractual cash flows (excluding participation interests in the sale or refinancing proceeds of the underlying collateral) using estimated current market rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

        Marketable securities—Securities held for investment, securities available for sale, loans held for sale, trading account instruments, long-term debt and trust preferred securities traded actively in the secondary market have been valued using quoted market prices.

        Other financial instruments—The carrying value of other financial instruments including, restricted cash, accrued interest receivable, accounts payable, accrued expenses and other liabilities approximate the fair values of the instruments.

        Debt obligations—A portion of the Company's existing debt obligations bear interest at fixed margins over LIBOR. Such margins may be higher or lower than those at which the Company could currently replace the related financing arrangements. Other obligations of the Company bear interest at fixed rates, which may differ from prevailing market interest rates. As a result, the fair values of the Company's debt obligations were estimated by discounting current debt balances from December 31, 2003 and 2002 to maturity using estimated current market rates at which the Company could enter into similar financing arrangements.

        Interest rate protection agreements—The fair value of interest rate protection agreements such as interest rate caps, floors, collars and swaps used for hedging purposes (see Note 9) is the estimated amount the Company would receive or pay to terminate these agreements at the reporting date, taking into account current interest rates and current creditworthiness of the respective counterparties.

        The book and fair values of financial instruments as of December 31, 2003 and 2002 were (in thousands):

	2003		2002
	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Loans and other lending investments	$3,736,110	$3,978,715	$3,079,592	$3,301,452
Marketable securities	20,265	20,265	35	35
Provision for loan losses	(33,436)	(33,436)	(29,250)	(29,250)
Financial liabilities:
Debt obligations	4,113,732	4,253,279	3,461,590	$3,500,927
Interest rate protection agreements	6,506	6,506	3,145	3,145

Note 15—Segment Reporting

        Statement of Financial Accounting Standard No. 131 ("SFAS No. 131") establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders.

        The Company has two reportable segments: Real Estate Lending and Corporate Tenant Leasing. The Company does not have any foreign operations. The accounting policies of the segments are the same as those described in Note 3. The Company has no single customer that accounts for more than 3.51% of revenues (see Note 9 for other information regarding concentrations of credit risk).

        The Company evaluates performance based on the following financial measures for each segment:

	Real Estate Lending	Corporate Tenant Leasing	Corporate/ Other(1)	Company Total
	(In thousands)
2003:
Total revenues(2):	$338,946	$267,740	$(137)	$606,549
Equity in (loss) earnings from joint ventures and unconcolidated subsidiaries:	—	(2,019)	(2,265)	(4,284)
Total operating and interest expense(3):	90,648	127,568	98,726	316,942
Net operating income(4):	248,298	138,153	(101,128)	285,323
Total long-lived assets(5):	3,702,674	2,535,885	N/A	6,238,559
Total assets:	3,810,679	2,729,716	120,195	6,660,590
2002:
Total revenues(2):	$279,159	$241,432	$(324)	$520,267
Equity in (loss) earnings from joint ventures and unconsolidated subsidiaries:	—	5,081	(3,859)	1,222
Total operating and interest expense(3):	94,273	104,182	115,933	314,388
Net operating income(4):	184,886	142,331	(120,116)	207,101
Total long-lived assets(5):	3,050,342	2,291,805	N/A	5,342,147
Total assets:	3,126,219	2,442,087	43,391	5,611,697
2001:
Total revenues(2):	$282,802	$181,967	$(371)	$464,398
Equity in (loss) earnings from joint ventures and unconsolidated subsidiaries:	—	9,617	(2,256)	7,361
Total operating and interest expense(3):	109,569	75,889	67,463	252,921
Net operating income(4):	173,233	115,695	(70,090)	218,838
Total long-lived assets(5):	2,377,763	1,781,565	N/A	4,159,328
Total assets:	2,448,493	1,889,879	42,268	4,380,640

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

(3)
Total operating and interest expense represents provision for loan losses, loss on early extinguishment of debt for the Real Estate Lending business and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. Interest expense on unsecured notes, general and administrative expense and general and administrative-stock-based compensation is included in Corporate and Other for all periods. Depreciation and amortization of $55.3 million, $46.9 million and $34.6 million for the years ended December 31, 2003, 2002 and 2001, respectively, are included in the amounts presented above.

(4)
Net operating income represents net income before minority interest, income from discontinued operations and gain from discontinued operations.

(5)
Total long-lived assets is comprised of Loans and Other Lending Investments, net and Corporate Tenant Lease Assets, net, for each respective segment.

Note 16—Quarterly Financial Information (Unaudited)

      The following table sets forth the selected quarterly financial data for the Company (in thousands, except per share amounts).

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
2003:
Revenue	$164,268	$152,057	$148,203	$142,021
Net income	79,580	74,878	69,746	67,953
Net income allocable to common shares	68,835	66,082	60,025	58,241
Net income per common share-basic	$0.67	$0.66	$0.60	$0.59
Weighted average common shares outstanding-basic	102,603	100,687	99,445	98,472
2002:
Revenue	$139,908	$132,943	$129,651	$117,765
Net income	62,976	52,670	42,513	57,111
Net income allocable to common shares	53,749	43,443	33,286	47,884
Net income per common share-basic	$0.57	$0.49	$0.38	$0.55
Weighted average common shares outstanding-basic	93,671	89,431	88,656	87,724

Note 17—Subsequent Events

        Financing Transactions—On January 13, 2004, the Company closed $200.0 million of term financing with a leading financial institution that is secured by certain corporate bond investments and other lending securities. A number of these investments were previously financed under existing credit facilities. The new facility bears interest at LIBOR + 1.05%-1.50% and has a final maturity date of January 2006.

        Hedging Transactions—On March 11, 2004, the Company entered into $635.0 million of pay-fixed interest rate swaps at a weighted average fixed rate of 1.14% and maturing September 2004.

        On January 23, 2004, in connection with the Company's fixed-rate corporate bonds, the Company entered into four pay-floating interest rate swaps struck at 3.678%, 3.713%, 3.686% and 3.684% with notional amounts of $105.0 million, $100.0 million, $100.0 million and $45.0 million, respectively, and maturing on January 15, 2009. The Company pays six-month LIBOR and receives the stated fixed rate in return. These swaps mitigate the risk of changes in the fair value of $350.0 million of five-year Senior Notes attributable to changes in LIBOR.

        In addition, on January 15, 2004, the Company entered into three forward starting swaps all with 10-year terms and rates of 4.484%, 4.502% and 4.500% and notional amounts of $100.0 million, $50.0 million and $50.0 million, respectively, and were used to lock-in swap rates related to a portion of planned future corporate unsecured fixed-rate bond issuances. These three swaps were settled in connection with the Company's issuance of $250.0 million of 10-year Senior Notes in March 2004 (see discussion below).

        Capital Market Transactions—On March 12, 2004, the Company issued $175.0 million of Senior Floating Rate Notes due 2007. The Notes will bear interest at three-month LIBOR + 1.25%. The Company used the net proceeds to repay secured indebtedness.

        On March 2, 2004, the Company issued $250.0 million of 5.70% Senior Notes due 2014. The Notes were sold at 99.66% of their principal amount to yield 5.75%. The Notes are unsecured senior obligations of the Company. The Company used the proceeds for general corporate purposes, including to repay secured indebtedness and to fund investment activity.

        On February 25, 2004, the Company completed an underwritten public offering of 5.0 million shares of its 7.50% Series I Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per share and a redemption date beginning March 1, 2009. The Company will use the net proceeds from the offering of $121.0 million to redeem approximately $110.0 million aggregate principal amount of its outstanding 8.75% Senior Notes due 2008 at a price of 108.75% of their principal amount plus accrued interest to the redemption date.

        On January 23, 2004, the Company issued $350.0 million of 4.875% Senior Notes due in 2009. The Notes were sold at 99.89% of their principal amount to yield 4.90%. The Notes are unsecured senior obligations of the Company. The Company used the proceeds to repay outstanding secured borrowings.

        On January 22, 2004, the Company completed a private placement of 3.3 million shares of its Series H Variable Rate Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per share and redeemable at par at any time from the purchase date through the first four months. The dividends on the Series H Preferred Stock will accrue at 7.65%, 8.15%, 8.65%, 9.15% and 9.65% for month one, two, three, four, five and thereafter, respectively. The Company specifically used the proceeds from this offering to redeem the Series B and C Cumulative Redeemable Preferred Stock on February 23, 2004. On January 27, 2004, the Company redeemed all Series H Preferred Stock using excess liquidity from its secured credit facilities.

        New CEO Employment Agreement—The March 2001 employment agreement with the Company's Chief Executive Officer expires on March 30, 2004. Subsequent to December 31, 2003, the Company entered into a new employment agreement with its Chief Executive Officer which will take effect upon the expiration of the old agreement. The new agreement has an initial term of three years and provides for the following compensation:

  •
  an annual salary of $1.0 million;

  •
  a potential annual cash incentive award of up to $5.0 million if performance goals set by the Compensation Committee of the Board of Directors in consultation with the Chief Executive Officer are met; and

  •
  a one-time award of Common Stock with a value of $10.0 million at March 31, 2004 (based upon the trailing 20-day average closing price of the Common Stock); the award will be fully vested when granted and dividends will be paid on the shares from the date of grant, but the shares cannot be sold for five years unless the price of the Common Stock during the 12 months ending March 31 of each year increases by at least 15.00%, in which case the sale restrictions on 25.00% of the shares awarded will lapse in respect of each 12-month period.

        In addition, the Chief Executive Officer will purchase an 80.00% interest in the Company's 2006 high performance unit program for directors and executive officers. This performance program was approved by the Company's shareholders in 2003 and is described in detail in the Company's 2003 annual proxy statement. The purchase price to be paid by the Chief Executive Officer will be based upon a valuation prepared by an independent investment-banking firm. The interests purchased by the Chief Executive Officer will have no value to him unless the Company achieves total shareholder returns in excess of those achieved by peer group indices, all as more fully described in the Company's 2003 annual proxy statement.

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Additions Charges to Other Accounts	Deductions	Balance at End of Period
For the Year Ended December 31, 2001
Provision for loan losses(1)	$14,000	$7,000	$—	$—	$21,000
Allowance for doubtful accounts(2)	165	158	—	—	323

	$14,165	$7,158	$—	$—	$21,323
For the Year Ended December 31, 2002
Provision for loan losses(1)	$21,000	$8,250	$—	$—	$29,250
Allowance for doubtful accounts(2)	323	284	—	—	607

	$21,323	$8,534	$—	$—	$29,857
For the Year Ended December 31, 2003
Provision for loan losses(1)	$29,250	$7,500	$—	$(3,314)	$33,436
Allowance for doubtful accounts(2)	607	193	—	—	800

	$29,857	$7,693	$—	$(3,314)	$34,236

Explanatory Notes:

(1)
See Note 4 to the Company's Consolidated Financial Statements.
(2)
See Note 3 to the Company's Consolidated Financial Statements.

iStar Financial Inc.
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation
As of December 31, 2003
(Dollars in thousands)

						Gross Amount Carried at Close of Period
			Initial Cost to Company
					Cost Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
OFFICE FACILITIES:
Tempe	AZ	$—	$1,512	$9,731	$—	$1,512	$9,731	$11,243	$1,014	1999	40.0
Tempe	AZ	—	1,033	6,652	—	1,033	6,652	7,685	693	1999	40.0
Tempe	AZ	—	1,033	6,652	205	1,033	6,857	7,890	698	1999	40.0
Tempe	AZ	—	1,033	6,652	—	1,033	6,652	7,685	693	1999	40.0
Tempe	AZ	3,534	701	4,339	—	701	4,339	5,040	452	1999	40.0
Anaheim	CA	12,879	3,512	13,379	45	3,512	13,424	16,936	1,398	1999	40.0
Commerce	CA	9,693	3,454	12,915	—	3,454	12,915	16,369	1,345	1999	40.0
Cupertino	CA	17,093	7,994	19,037	2	7,994	19,039	27,033	1,983	1999	40.0
Dublin	CA	69,066	17,040	84,549	—	17,040	84,549	101,589	3,982	2002	40.0
Fremont	CA	—	880	4,846	—	880	4,846	5,726	505	1999	40.0
Milpitas	CA	8,516	9,526	11,655	785	9,526	12,440	21,966	792	2002	40.0
Milpitas	CA	5,418	4,139	5,064	529	4,139	5,593	9,732	509	2002	40.0
Milpitas	CA	19,939	9,802	12,116	115	9,802	12,231	22,033	856	2002	40.0
Mountain View	CA	—	12,834	28,158	—	12,834	28,158	40,992	2,933	1999	40.0
Mountain View	CA	—	5,798	12,720	—	5,798	12,720	18,518	1,325	1999	40.0
Palo Alto	CA	9,011	—	19,168	37	—	19,205	19,205	1,999	1999	40.0
Redondo Beach	CA	8,331	2,598	9,212	—	2,598	9,212	11,810	960	1999	40.0
San Diego	CA	3,572	1,530	3,060	—	1,530	3,060	4,590	319	1999	40.0
Thousand Oaks	CA	16,991	4,563	24,911	—	4,563	24,911	29,474	2,595	1999	40.0
Aurora	CO	2,928	580	3,677	—	580	3,677	4,257	184	2001	40.0
Englewood	CO	—	1,757	16,930	619	1,757	17,549	19,306	1,883	1999	40.0
Englewood	CO	—	2,967	15,008	7	2,967	15,015	17,982	1,563	1999	40.0
Englewood	CO	—	8,536	27,428	7,596	8,536	35,024	43,560	3,222	1999	40.0
Ft. Collins	CO	12,323	—	16,752	—	—	16,752	16,752	737	2002	40.0
Westminster	CO	—	307	3,524	—	307	3,524	3,831	367	1999	40.0
Westminster	CO	—	616	7,290	—	616	7,290	7,906	759	1999	40.0
Jacksonville	FL	—	1,384	3,911	—	1,384	3,911	5,295	407	1999	40.0
Jacksonville	FL	2,323	877	2,237	445	877	2,682	3,559	259	1999	40.0
Jacksonville	FL	6,279	2,366	6,072	1,095	2,366	7,167	9,533	692	1999	40.0
Plantation	FL	—	7,118	23,648	—	7,118	23,648	30,766	2	2003	40.0
Tampa	FL	11,367	1,920	18,435	—	1,920	18,435	20,355	909	2002	40.0
Alpharetta	GA	—	905	6,744	18	905	6,762	7,667	707	1999	40.0
Atlanta	GA	36,243	5,709	49,091	6,932	5,709	56,023	61,732	6,159	1999	40.0
Duluth	GA	7,612	1,655	14,484	48	1,655	14,532	16,187	1,513	1999	40.0
Lisle	IL	—	6,153	14,993	—	6,153	14,993	21,146	1,562	1999	40.0
Vernon Hills	IL	8,999	1,400	12,597	—	1,400	12,597	13,997	1,312	1999	40.0

iStar Financial Inc.
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation (Continued)
As of December 31, 2003
(Dollars in thousands)

						Gross Amount Carried at Close of Period
			Initial Cost to Company
					Cost Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
OFFICE FACILITIES (Continued):
New Orleans	LA	—	1,427	24,252	1,905	1,427	26,157	27,584	3,014	1999	40.0
New Orleans	LA	52,439	1,665	16,653	2,539	1,665	19,192	20,857	2,084	1999	40.0
Andover	MA	—	639	7,176	9	639	7,185	7,824	748	1999	40.0
Andover	MA	—	1,787	8,486	—	1,787	8,486	10,273	884	1999	40.0
Braintree	MA	—	792	4,929	44	792	4,973	5,765	517	1999	40.0
Braintree	MA	—	2,225	7,403	148	2,225	7,551	9,776	777	1999	40.0
Canton	MA	—	742	3,155	103	742	3,258	4,000	336	1999	40.0
Canton	MA	—	1,409	3,890	41	1,409	3,931	5,340	408	1999	40.0
Canton	MA	—	1,077	2,746	80	1,077	2,826	3,903	297	1999	40.0
Chelmsford	MA	20,451	1,600	21,947	24	1,600	21,971	23,571	966	2002	40.0
Concord	MA	11,019	1,656	—	8,476	1,656	8,476	10,132	839	1999	40.0
Concord	MA	8,218	1,852	10,839	622	2,303	11,010	13,313	1,139	1999	40.0
Concord	MA	5,828	1,302	7,864	281	1,302	8,145	9,447	836	1999	40.0
Concord	MA	7,984	1,834	10,483	146	1,834	10,629	12,463	1,103	1999	40.0
Concord	MA	—	1,928	8,218	1,251	1,928	9,469	11,397	954	1999	40.0
Foxborough	MA	2,852	1,218	3,756	1	1,218	3,757	4,975	391	1999	40.0
Mansfield	MA	719	584	1,443	42	584	1,485	2,069	153	1999	40.0
Norwell	MA	—	1,140	1,658	32	1,140	1,690	2,830	176	1999	40.0
Norwell	MA	1,797	506	2,277	522	506	2,799	3,305	369	1999	40.0
Quincy	MA	13,118	3,562	23,420	290	3,562	23,710	27,272	2,460	1999	40.0
Rockland	MA	—	2,011	11,761	83	2,011	11,844	13,855	1,229	1999	40.0
Westborough	MA	7,265	1,651	10,758	—	1,651	10,758	12,409	1,121	1999	40.0
Lanham	MD	10,435	2,486	12,047	164	2,486	12,211	14,697	1,271	1999	40.0
Largo	MD	18,851	1,800	18,706	21	1,800	18,727	20,527	742	2002	40.0
Arden Hills	MN	—	719	6,541	236	719	6,777	7,496	703	1999	40.0
Roseville	MN	3,533	1,113	4,452	157	1,113	4,609	5,722	480	1999	40.0
Jersey City	NJ	135,000	15,667	162,583	2	15,667	162,585	178,252	1,041	2003	40.0
Mt. Laurel	NJ	60,874	7,726	74,429	10	7,726	74,439	82,165	1,976	2002	40.0
Parsippany	NJ	26,640	8,242	31,758	—	8,242	31,758	40,000	610	2003	40.0
Las Vegas (1)	NV	26,249	2,103	32,640	729	2,103	33,369	35,472	—	2002	—
Columbus	OH	8,433	1,275	10,326	13	1,275	10,339	11,614	584	2001	40.0
Harrisburg	PA	17,261	690	26,098	—	690	26,098	26,788	1,489	2001	40.0
Spartanburg	SC	7,067	800	11,192	5	800	11,197	11,997	573	2001	40.0
Memphis	TN	17,387	2,702	25,129	—	2,702	25,129	27,831	2,618	1999	40.0
Dallas	TX	4,467	1,918	4,632	—	1,918	4,632	6,550	483	1999	40.0

iStar Financial Inc.
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation (Continued)
As of December 31, 2003
(Dollars in thousands)

						Gross Amount Carried at Close of Period
			Initial Cost to Company
					Cost Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
OFFICE FACILITIES (Continued):
Houston	TX	19,595	2,500	25,743	—	2,500	25,743	28,243	1,288	2001	40.0
Irving	TX	—	6,083	42,016	—	6,083	42,016	48,099	4,377	1999	40.0
Irving	TX	—	1,364	10,628	1,007	2,371	10,628	12,999	1,107	1999	40.0
Irving	TX	—	1,804	5,815	547	1,804	6,362	8,166	633	1999	40.0
Irving	TX	17,307	3,363	21,376	—	3,363	21,376	24,739	2,227	1999	40.0
Richardson	TX	—	1,233	15,160	36	1,233	15,196	16,429	1,296	1999	40.0
Richardson	TX	—	2,932	31,235	—	2,932	31,235	34,167	3,254	1999	40.0
Richardson	TX	—	1,230	5,660	256	1,230	5,916	7,146	598	1999	40.0
Salt Lake City	UT	—	1,179	12,861	—	1,179	12,861	14,040	1,340	1999	40.0
Dulles	VA	9,867	2,647	14,817	—	2,647	14,817	17,464	282	2003	40.0
McLean	VA	106,558	20,110	125,516	95	20,110	125,611	145,721	5,123	2002	40.0
Reston	VA	—	4,436	22,362	1,859	4,436	24,221	28,657	2,354	1999	40.0
Milwaukee	WI	10,833	1,875	13,914	—	1,875	13,914	15,789	1,449	1999	40.0

Subtotal		904,164	263,836	1,498,387	40,254	265,294	1,537,183	1,802,477	105,987

INDUSTRIAL FACILITIES:
Burlingame	CA	—	1,219	3,470	—	1,219	3,470	4,689	361	1999	40.0
City of Industry	CA	—	5,002	11,766	—	5,002	11,766	16,768	1,226	1999	40.0
East Los Angeles	CA	—	9,334	12,501	—	9,334	12,501	21,835	1,302	1999	40.0
Millbrae	CA	—	741	2,107	—	741	2,107	2,848	219	1999	40.0
Fremont	CA	—	1,086	7,964	—	1,086	7,964	9,050	830	1999	40.0
Fremont	CA	—	654	4,591	—	654	4,591	5,245	478	1999	40.0
Milpitas	CA	6,537	5,051	6,170	328	5,051	6,498	11,549	456	2002	40.0
Milpitas	CA	8,572	6,856	8,378	—	6,856	8,378	15,234	587	2002	40.0
Milpitas	CA	2,213	2,633	3,219	279	2,633	3,498	6,131	245	2002	40.0
Milpitas	CA	3,676	4,119	5,034	—	4,119	5,034	9,153	350	2002	40.0
Milpitas	CA	2,664	3,044	3,716	590	3,044	4,306	7,350	484	2002	40.0
Milpitas	CA	9,227	4,095	8,323	567	4,095	8,890	12,985	889	1999	40.0
Milpitas	CA	9,815	5,617	6,877	618	5,617	7,495	13,112	562	2002	40.0
Milpitas	CA	—	4,880	12,367	1,498	4,880	13,865	18,745	1,906	1999	40.0
Milpitas	CA	7,530	4,600	5,627	201	4,600	5,828	10,428	443	2002	40.0
Milpitas	CA	3,057	3,000	3,669	—	3,000	3,669	6,669	260	2002	40.0
San Jose	CA	—	9,677	23,288	661	9,677	23,949	33,626	2,429	1999	40.0
Walnut Creek	CA	8,175	808	8,306	552	808	8,858	9,666	958	1999	40.0
Walnut Creek	CA	—	571	5,874	—	571	5,874	6,445	612	1999	40.0
Jacksonville	FL	—	2,310	5,435	—	2,310	5,435	7,745	566	1999	40.0
Miami	FL	—	3,048	8,676	—	3,048	8,676	11,724	904	1999	40.0

iStar Financial Inc.
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation (Continued)
As of December 31, 2003
(Dollars in thousands)

						Gross Amount Carried at Close of Period
			Initial Cost to Company
					Cost Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
INDUSTRIAL FACILITIES (Continued):
Miami	FL	—	1,394	3,967	—	1,394	3,967	5,361	413	1999	40.0
Miami	FL	—	1,612	4,586	—	1,612	4,586	6,198	478	1999	40.0
Orlando	FL	—	1,475	4,198	—	1,475	4,198	5,673	437	1999	40.0
McDonough	GA	12,059	1,900	14,318	—	1,900	14,318	16,218	724	2001	40.0
Stockbridge	GA	14,681	1,350	18,393	—	1,350	18,393	19,743	929	2001	40.0
DeKalb	IL	22,021	1,600	28,015	—	1,600	28,015	29,615	1,416	2001	40.0
Dixon	IL	13,620	519	15,363	—	519	15,363	15,882	97	2003	40.0
Lincolnshire	IL	—	3,192	7,508	—	3,192	7,508	10,700	782	1999	40.0
Marion	IN	2,581	131	4,254	—	131	4,254	4,385	443	1999	40.0
Seymour	IN	16,376	550	22,240	120	550	22,360	22,910	1,680	2000	40.0
South Bend	IN	—	140	4,640	—	140	4,640	4,780	483	1999	40.0
Wichita	KS	—	213	3,189	—	213	3,189	3,402	332	1999	40.0
Campbellsville	KY	15,027	400	17,219	45	400	17,264	17,664	477	2002	40.0
Lakeville	MA	4,328	1,012	4,048	—	1,012	4,048	5,060	422	1999	40.0
Randolph	MA	2,247	615	3,471	—	615	3,471	4,086	362	1999	40.0
Baltimore	MD	5,740	1,535	9,324	124	1,535	9,448	10,983	979	1999	40.0
Bloomington	MN	—	403	1,147	—	403	1,147	1,550	119	1999	40.0
O'Fallon	MO	—	1,388	12,700	—	1,388	12,700	14,088	1,323	1999	40.0
Reno	NV	—	248	707	—	248	707	955	74	1999	40.0
Astoria	NY	—	897	2,555	—	897	2,555	3,452	266	1999	40.0
Astoria	NY	—	1,796	5,109	—	1,796	5,109	6,905	532	1999	40.0
Garden City	NY	11,100	8,400	6,430	—	8,400	6,430	14,830	40	2003	40.0
Lockbourne	OH	14,366	2,000	17,320	—	2,000	17,320	19,320	875	2001	40.0
Richfield	OH	11,775	2,327	—	12,210	2,327	12,210	14,537	678	2000	40.0
Philadelphia	PA	—	620	1,765	—	620	1,765	2,385	184	1999	40.0
York	PA	24,957	2,850	30,713	—	2,850	30,713	33,563	1,552	2001	40.0
Spartanburg	SC	—	943	16,836	—	943	16,836	17,779	1,754	1999	40.0
Memphis	TN	15,495	1,486	23,279	100	1,486	23,379	24,865	2,426	1999	40.0
Allen	TX	—	1,238	9,224	—	1,238	9,224	10,462	961	1999	40.0
Farmers Branch	TX	6,935	1,314	8,903	18	1,314	8,921	10,235	928	1999	40.0
Richardson	TX	6,803	858	8,556	—	858	8,556	9,414	891	1999	40.0
Terrell	TX	16,778	400	22,163	—	400	22,163	22,563	1,120	2001	40.0
Seattle	WA	—	828	2,355	—	828	2,355	3,183	245	1999	40.0

Subtotal		278,355	123,979	491,853	17,911	123,979	509,764	633,743	40,489

iStar Financial Inc.
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation (Continued)
As of December 31, 2002
(Dollars in thousands)

						Gross Amount Carried at Close of Period
			Initial Cost to Company
					Cost Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
GROUND LEASE:
San Jose	CA	—	82,212	—	(41,106)	41,106	—	41,106	—	2000
LAND:
Concord	MA	—	1,267	—	—	1,267	—	1,267	—	1999
Irving	TX	—	5,243	—	—	5,243	—	5,243	—	2002

Subtotal	—	—	6,510	—	—	6,510	—	6,510

PARKING GARAGE:
New Orleans	LA	—	4,241	6,462	4	4,241	6,466	10,707	677	1999	40.0
ENTERTAINMENT:
San Diego	CA	—	—	18,000	—	—	18,000	18,000	101	2003	40.0
Quincy	WA	—	1,500	6,500	—	1,500	6,500	8,000	37	2003	40.0

Subtotal		—	1,500	24,500	—	1,500	24,500	26,000	138

HOTEL:
Sacramento	CA	140,440	1,281	9,809	—	1,281	9,809	11,090	1,804	1998	40.0
San Diego	CA	—	4,394	27,030	—	4,394	27,030	31,424	5,112	1998	40.0
Sonoma	CA	—	3,308	20,623	—	3,308	20,623	23,931	3,893	1998	40.0
Durango	CO	—	1,242	7,865	—	1,242	7,865	9,107	1,482	1998	40.0
Boise	ID	—	968	6,405	—	968	6,405	7,373	1,199	1998	40.0
Missoula	MT	—	210	1,607	—	210	1,607	1,817	296	1998	40.0
Astoria	OR	—	269	2,043	—	269	2,043	2,312	376	1998	40.0
Bend	OR	—	233	1,726	—	233	1,726	1,959	319	1998	40.0
Coos Bay	OR	—	404	3,049	—	404	3,049	3,453	562	1998	40.0
Eugene	OR	—	361	2,721	—	361	2,721	3,082	501	1998	40.0
Medford	OR	—	609	4,668	—	609	4,668	5,277	858	1998	40.0
Pendleton	OR	—	556	4,245	—	556	4,245	4,801	781	1998	40.0
Salt Lake City	UT	—	5,620	32,695	—	5,620	32,695	38,315	6,233	1998	40.0
Kelso	WA	—	502	3,779	—	502	3,779	4,281	696	1998	40.0
Seattle	WA	—	5,101	32,080	—	5,101	32,080	37,181	6,048	1998	40.0
Vancouver	WA	—	507	3,981	—	507	3,981	4,488	730	1998	40.0
Wenatchee	WA	—	513	3,825	—	513	3,825	4,338	706	1998	40.0

Subtotal		140,440	26,078	168,151	—	26,078	168,151	194,229	31,596

Total corporate tenant lease assets		$1,322,959	$508,356	$2,189,353	$17,063	$468,708	$2,246,064	$2,714,772	$178,887

Explanatory Note:

(1)
Represents Direct Financing Lease

iStar Financial Inc.
Notes to Schedule III
December 31, 2003
(Dollars in thousands)

1. Reconciliation of Corporate Tenant Lease Assets:

        The following table reconciles CTL assets from January 1, 2001 to December 31, 2003:

	2003	2002	2001
Balance at January 1	$2,420,314	$1,861,786	$1,639,062
Additions	335,776	606,653	248,804
Dispositions	(41,318)	(3,106)	(26,080)
Assets classified as held for sale	—	(45,019)	—

Balance at December 31	$2,714,772	$2,420,314	$1,861,786

2. Reconciliation of Accumulated Depreciation:

        The following table reconciles Accumulated Depreciation from January 1, 2001 to December 31, 2003:

	2003	2002	2001
Balance at January 1	$(128,509)	$(80,221)	$(46,975)
Additions	(53,777)	(48,615)	(33,898)
Dispositions	3,399	131	652
Assets classified as held for sale	—	196	—

Balance at December 31	$(178,887)	$(128,509)	$(80,221)

iStar Financial Inc.
Schedule IV-Loans and Other Lending Investments
As of December 31, 2003
(Dollars in thousands)

Type of Loan/Borrower	Description/Location	Interest Accrual Rates	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms(1)	Prior Liens(2)	Face Amount of Loans		Carrying Amount of Loans
Senior Mortgages:
Borrower A(3)	Office, Detroit, MI	7.03%	7.03%	9/11/09	P&I	$—	$174,881		$160,410
All other senior mortgages individually < 3%						—	1,968,445		1,946,381

						—	2,143,326		2,106,791

Subordinate Mortgages:
Subordinate mortgages individually < 3%						1,924,773	551,634		550,572

						1,924,773	551,634		550,572

Corporate/Partnership Loans:
Borrower A(3)	Office, Detroit, MI	12.67%	12.67%	9/11/09	IO	—	6,729		6,617
Borrower B(3)	Residential, Various States	LIBOR + 5.00%	LIBOR + 5.00%	3/01/05	IO	672,720	30,716		30,716
All other corporate/partnership loans individually < 3%						3,627,366	703,084		673,136

						4,300,086	740,529		710,469

Other Lending Investments-Loans:
Other lending investments-loans individually < 3%						63,000	26,096		23,767

						63,000	26,096		23,767

Other Lending Investments-Securities:
Borrower B(3)	Residential, Various States	10.00%	10.00%	8/15/05	IO	—	150,000		138,189
All other lending investments-securities individually < 3%						4,908,669	214,050		206,322

						4,908,669	364,050		344,511

Subtotal						11,196,528	3,825,635		3,736,110

Provision for Loan Losses						—	&	#151;	(33,436)

Total:						$11,196,528	$3,825,635		$3,702,674

Explanatory Notes:

(1)
P&I = principal and interest, IO = interest only.
(2)
Represents only third-party liens and excludes senior loans held by the Company from the same borrower on the same collateral.
(3)
Loan is a part of a common borrowing provided by the Company (see corresponding letter reference).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9a. Controls and Procedures

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

        There have been no significant changes during the last fiscal quarter in the Company's internal controls that could significantly affect internal controls.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Portions of the Company's definitive proxy statement for the 2004 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 11. Executive Compensation

        Portions of the Company's definitive proxy statement for the 2004 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Portions of the Company's definitive proxy statement for the 2004 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Portions of the Company's definitive proxy statement for the 2004 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 14. Principal Accountants Fees and Services

        Portions of the Company's definitive proxy statement for the 2004 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  a.
  and (d). Financial statements and schedules—see Index to Financial Statements and Schedules included in Item 8.

  b.
  Reports on Form 8-K.

    On October 23, 2003, a Current Report on Form 8-K was filed in order to file the Company's Earnings Release in connection with the quarter ended September 30, 2003.

    On December 9, 2003 a Current Report on Form 8-K was filed in order to file the underwriting agreement in connection with the issuance of the Company's 6.0% $350.0 million Senior Notes and 6.5% $150.0 million Senior Notes.

    On December 10, 2003 a Current Report on Form 8-K was filed in order to file the Purchase Agreement between iStar Financial Inc. and Bear, Stearns & Co., the Articles Supplementary relating to the Series G Preferred Stock, the Form of 7.65% Series G Cumulative Redeemable Preferred Stock Certificate and the Opinion of Clifford Chance US LLP relating to the legality of the Preferred Stock.

    On December 12, 2003 a Current Report on Form 8-K was filed in order to file the Global Notes evidencing the Company's 6.0% Senior Notes due 2010, the Global Notes evidencing the Company's 6.5% Senior Notes due 2013 and the Opinion of Clifford Chance US LLP.

    On December 18, 2003 a Current Report on Form 8-K was filed in order to file the underwriting agreement in connection with the sale of 5,000,000 shares of Common Stock.

  c.
  Exhibits—see index on following page.

INDEX TO EXHIBITS

Exhibit Number	Document Description
1.1	Underwriting Agreement dated August 9, 2001 relating to the Company's 8 3/4% Senior Notes due 2008. (9)
1.2	Purchase Agreement dated November 14, 2002. (13)
2.1	Agreement and Plan of Merger, dated as of June 15, 1999, by and among Starwood Financial Trust, ST Merger Sub, Inc. and TriNet Corporate Realty Trust, Inc. (4)
2.2	Agreement and Plan of Merger, dated as of June 15, 1999, by and among Starwood Financial Trust, Starwood Financial, Inc. and to the extent described therein, TriNet Corporate Realty Trust, Inc. (4)
2.3	Agreement and Plan of Merger, dated as of June 15, 1999, by and among Starwood Financial Trust, SA Merger Sub, Inc., STW Holdings I, Inc., the Stockholders named therein, Starwood Capital Group, L.L.C. and, to the extent described therein, TriNet Corporate Realty Trust, Inc. (4)
3.1	Amended and Restated Charter of the Company (including the Articles Supplementary for the Series A, B, C and D Preferred Stock). (6)
3.2	Bylaws of the Company. (7)
3.3	Articles Supplementary for the High Performance Common Stock—Series 1. (12)
3.4	Articles Supplementary for the High Performance Common Stock—Series 2. (12)
3.5	Articles Supplementary for the High Performance Common Stock—Series 3. (12)
3.6	Articles Supplementary for the High Performance Common Stock—Series 4.
3.7	Articles Supplementary relating to the Series E Preferred Stock. (16)
3.8	Articles Supplementary relating to the Series F Preferred Stock. (17)
3.9	Articles Supplementary relating to the Series G Preferred Stock. (18)
3.10	Articles Supplementary relating to the Series H Preferred Stock.
4.1	Amended and Restated Registration Rights Agreement dated March 18, 1998 among Starwood Financial Trust and Starwood Mezzanine Investors, L.P., SAHI Partners and SOFI-IV SMT Holdings, L.L.C. (2)
4.2	Investor Rights Agreement, dated as of December 15, 1998 among Starwood Financial Trust, a Maryland real estate investment trust, Starwood Mezzanine Investors, L.P., a Delaware limited partnership, SOFI-IV SMT Holdings, L.L.C., a Delaware limited liability company, B Holdings, L.L.C., a Delaware limited liability company, and Lazard Freres Real Estate Fund II, L.P., a Delaware limited partnership, Lazard Freres Real Estate Offshore Fund II L.P., a Delaware limited Partnership, and LF Mortgage REIT, a Maryland real estate investment trust. (3)
4.3	Form of warrant certificates. (3)
4.4	Form of stock certificate for the Company's Common Stock. (5)
4.5	Form of certificate for Series A Preferred Shares of beneficial interest. (3)
4.6	Form of Supplemental Indenture, dated as of August 16, 2001. (9)
4.7	Form of Global Note evidencing 8 3/4% Senior Notes 2008. (9)

4.8	Registration Rights Agreement dated March 24, 2003 between iStar Financial Inc. and Teachers Insurance and Annuity Association of America. (15)
4.9	Form of 7 7/8% Series E Cumulative Redeemable Preferred Stock Certificate. (16)
4.10	Registration Rights Agreement dated January 22, 2004 between iStar Financial Inc. and Bear, Stearns & Co. Inc.
4.11	Form of 7.8% Series F Cumulative Redeemable Preferred Stock Certificate. (17)
4.12	Form of 7.65% Series G Cumulative Redeemable Preferred Stock Certificate. (18)
4.13	Form of Variable Rate Series H Preferred Stock Certificate.
10.1	Starwood Financial Trust 1996 Share Incentive Plan. (2)
10.2	Second Amended and Restated Shareholder's Agreement dated March 18, 1998 among B Holdings, L.L.C., SAHI Partners, Starwood Mezzanine Investors, L.P., SOFI-IV SMT Holdings, L.L.C., and Starwood Financial Trust. (2)
10.3	Indenture, dated May 17, 2000, among iStar Asset Receivables Trust, La Salle Bank National Association and ABN AMRO BANK N.V.(8)
10.4	Purchase Agreement dated October 14, 2001. (10)
10.5	Master Agreement between iStar DB Seller, LLC, Seller and Deutsche Bank AG, New York Branch, Buyer dated January 11, 2001. (11)
10.6	Employment Agreement, dated November 1, 2002, by and between iStar Financial Inc. and Catherine D. Rice. (14)
10.7	iStar Financial Inc. Code of Conduct.
10.8	Employment Agreement dated February 11, 2004, by and between iStar Financial Inc. and Jay Sugarman.
10.9	Performance Retention Grant Agreement dated February 11, 2004.
10.10	Purchase Agreement dated January 22, 2004 by and between iStar Financial Inc. and Bear, Stearns & Co. Inc.
12.1	Computation of Ratio of EBITDA to interest expense.
12.2	Computation of Ratio of EBITDA to combined fixed charges.
12.3	Computation of Ratio of Earnings to fixed charges and Earnings to fixed charges and preferred stock dividends.
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

Explanatory Notes:

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

(6)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed on May 15, 2000.

(7)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000.

(8)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001.

(9)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001.

(10)
Incorporated by reference from the Company's Form 8-K filed on November 5, 2001.

(11)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 filed on May 15, 2001.

(12)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(13)
Incorporated by reference from the Company's Form 8-K filed on November 19, 2002.

(14)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 30, 2003.

(15)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(16)
Incorporated by reference from the Company's Form 8-A filed on July 8, 2003.

(17)
Incorporated by reference from the Company's Form 8-A filed on September 25, 2003.

(18)
Incorporated by reference from the Company's Form 8-A filed on December 10, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSTAR FINANCIAL INC. Registrant
Date: March 15, 2004	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer
Date: March 15, 2004	/s/ CATHERINE D. RICE Catherine D. Rice Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2004	/s/ JAY SUGARMAN Jay Sugarman Chief Executive Officer and Director
Date: March 15, 2004	/s/ WILLIS ANDERSEN JR. Willis Andersen Jr. Director
Date: March 15, 2004	/s/ ROBERT W. HOLMAN, JR. Robert W. Holman, Jr. Director
Date: March 15, 2004	/s/ ROBIN JOSEPHS Robin Josephs Director
Date: March 15, 2004	/s/ MATTHEW J. LUSTIG Matthew J. Lustig Director

Date: March 15, 2004	/s/ JOHN G. MCDONALD John G. McDonald Director
Date: March 15, 2004	/s/ GEORGE R. PUSKAR George R. Puskar Director
Date: March 15, 2004	/s/ JEFFREY WEBER Jeffrey Weber Director

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
Product Line
Asset Type
Business
PART II
Estimated Percentage Change In
Report of Independent Auditors
iStar Financial Inc. Consolidated Balance Sheets (In thousands, except per share data)
iStar Financial Inc. Consolidated Statements of Operations (In thousands, except per share data)
iStar Financial Inc. Consolidated Statements of Cash Flows (In thousands)
iStar Financial Inc. Notes to Consolidated Financial Statements
PART III
PART IV
INDEX TO EXHIBITS
SIGNATURES