Form 10-Q
period 2004-03-31
ISTAR FINANCIAL INC
filed 2004-05-10
CIK 1095651

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-15371

iSTAR FINANCIAL INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	95-6881527 (I.R.S. Employer Identification Number)
1114 Avenue of the Americas, 27th Floor New York, NY (Address of principal executive offices)	10036 (Zip code)

Registrant's telephone number, including area code: (212) 930-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of Exchange on which registered:
Common Stock, $0.001 par value	New York Stock Exchange
8.000% Series D Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.875% Series E Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.800% Series F Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.650% Series G Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.500% Series I Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange

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

        As of May 3, 2004, there were 110,025,816 shares of common stock of iStar Financial Inc. $0.001/par value per share outstanding ("Common Stock").

iStar Financial Inc.

Index to Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	As of March 31, 2004	As of December 31, 2003
ASSETS
Loans and other lending investments, net	$3,985,022	$3,702,674
Corporate tenant lease assets, net	2,864,255	2,535,885
Investments in and advances to joint ventures and unconsolidated subsidiaries	19,305	25,019
Assets held for sale	24,800	24,800
Cash and cash equivalents	87,632	80,090
Restricted cash	68,034	57,665
Accrued interest and operating lease income receivable	25,699	26,076
Deferred operating lease income receivable	57,083	51,447
Deferred expenses and other assets	173,017	156,934

Total assets	$7,304,847	$6,660,590

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$177,720	$126,524
Debt obligations	4,630,443	4,113,732

Total liabilities	4,808,163	4,240,256

Commitments and contingencies	—	—
Minority interest in consolidated entities	12,483	5,106
Shareholders' equity:
Series B Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 0 and 2,000 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	—	2
Series C Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 0 and 1,300 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	—	1
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at March 31, 2004 and December 31, 2003	4	4
Series E Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,600 shares issued and outstanding at March 31, 2004 and December 31, 2003	6	6
Series F Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at March 31, 2004 and December 31, 2003	4	4
Series G Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 3,200 shares issued and outstanding at March 31, 2004 and December 31, 2003	3	3
Series I Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,000 and 0 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	5	—
High Performance Units	7,383	5,131
Common Stock, $0.001 par value, 200,000 shares authorized, 109,372 and 107,215 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	108	107
Warrants and options	19,705	20,695
Additional paid-in capital	2,806,661	2,678,772
Retained earnings (deficit)	(297,165)	(242,449)
Accumulated other comprehensive income (losses) (See Note 12)	(4,457)	1,008
Treasury stock (at cost)	(48,056)	(48,056)

Total shareholders' equity	2,484,201	2,415,228

Total liabilities and shareholders' equity	$7,304,847	$6,660,590

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2004	2003
Revenue:
Interest income	$83,057	$73,427
Operating lease income	74,428	64,164
Other income	11,941	4,329

Total revenue	169,426	141,920

Costs and expenses:
Interest expense	52,566	47,980
Operating costs—corporate tenant lease assets	5,879	3,651
Depreciation and amortization	16,043	13,029
General and administrative	13,359	7,681
General and administrative—stock-based compensation expense	107,541	823
Provision for loan losses	3,000	1,750
Loss on early extinguishment of debt	12,172	—

Total costs and expenses	210,560	74,914

Net income (loss) before equity in earnings (loss) from joint ventures and unconsolidated subsidiaries, minority interest and other items	(41,134)	67,006
Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries	6,248	(58)
Minority interest in consolidated entities	(133)	(39)

Net income (loss) from continuing operations	(35,019)	66,909
Income (loss) from discontinued operations	(233)	780
Gain from discontinued operations	136	264

Net income (loss)	(35,116)	67,953
Preferred dividend requirements	(19,600)	(9,227)

Net income (loss) allocable to common shareholders and HPU holders(1)	$(54,716)	$58,726

Basic earnings per common share(2)	$(0.50)	$0.59

Diluted earnings per common share(2)(3)	$(0.50)	$0.58

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the three months ended March 31, 2004, net loss used to calculate earnings per basic and diluted common share excludes $905 of net loss allocable to HPU holders. For the three months ended March 31, 2003, net income used to calculate earnings per basic and diluted common share excludes $485 and $472 of net income allocable to HPU holders, respectively.

(3)
For the three months ended March 31, 2003, net income used to calculate earnings per diluted common share includes joint venture income of $39.

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Consolidated Statement of Changes in Shareholders' Equity

(In thousands)
(unaudited)

	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	High Performance Units	Common Stock at Par	Warrants and Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total
Balance at December 31, 2003	$2	$1	$4	$6	$4	$3	$—	$—	$5,131	$107	$20,695	$2,678,772	$(242,449)	$1,008	$(48,056)	$2,415,228
Exercise of options	—	—	—	—	—	—	—	—	—	1	(990)	10,730	—	—	—	9,741
Net proceeds from Preferred offering	—	—	—	—	—	—	3	5	—	—	—	203,040	—	—	—	203,048
Redemption of Preferred stock	(2)	(1)	—	—	—	—	(3)	—	—	—	—	(155,956)	—	—	—	(155,962)
Dividend requirement–preferred	—	—	—	—	—	—	—	—	—	—	—	—	(19,600)	—	—	(19,600)
Restricted stock units granted to employees	—	—	—	—	—	—	—	—	—	—	—	52,497	—	—	—	52,497
Issuance of stock–DRIP/Stock purchase plan	—	—	—	—	—	—	—	—	—	—	—	15,643	—	—	—	15,643
High Performance Units sold to employees	—	—	—	—	—	—	—	—	2,252	—	—	—	—	—	—	2,252
Contributions from significant shareholder	—	—	—	—	—	—	—	—	—	—	—	1,935	—	—	—	1,935
Net Income (loss) for the period	—	—	—	—	—	—	—	—	—	—	—	—	(35,116)	—	—	(35,116)
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,465)	—	(5,465)

Balance at March 31, 2004	$—	$—	$4	$6	$4	$3	$—	$5	$7,383	$108	$19,705	$2,806,661	$(297,165)	$(4,457)	$(48,056)	$2,484,201

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(35,116)	$67,953
Adjustments to reconcile net income to cash flows provided by operating activities:
Minority interest in consolidated entities	133	39
Non-cash expense for stock-based compensation	51,438	861
Depreciation and amortization	16,043	13,029
Depreciation and amortization from discontinued operations	7	243
Amortization of deferred financing costs	7,765	6,451
Amortization of discounts/premiums, deferred interest and costs on lending investments	(15,865)	(12,491)
Discounts, loan fees and deferred interest received	10,640	4,086
Equity in earnings from joint ventures and unconsolidated subsidiaries	(6,248)	58
Distributions from operations of joint ventures	74	1,933
Loss on early extinguishment of debt	12,172	—
Deferred operating lease income receivable	(5,465)	(3,589)
Gain from discontinued operations	(136)	(264)
Provision for loan losses	3,000	1,750
Change in investments in and advances to joint ventures and unconsolidated subsidiaries	—	(1,845)
Changes in assets and liabilities:
Decrease (increase) in accrued interest and operating lease income receivable	228	(280)
Decrease (increase) in deferred expenses and other assets	8,012	(7,304)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	42,747	(18,631)

Cash flows provided by operating activities	89,429	51,999

Cash flows from investing activities:
New investment originations	(710,835)	(347,187)
Add-on fundings under existing loan commitments	(16,647)	(7,222)
Net proceeds from sale of corporate tenant lease assets	2,822	3,965
Repayments of and principal collections on loans and other lending investments	144,880	112,338
Capital improvement projects on corporate tenant lease assets	(1,373)	(114)
Other capital expenditures on corporate tenant lease assets	(2,554)	(896)

Cash flows used in investing activities	(583,707)	(239,116)

Cash flows from financing activities:
Borrowings under secured revolving credit facilities	1,031,335	340,003
Repayments under secured revolving credit facilities	(1,197,070)	(111,930)
Repayments under unsecured revolving credit facilities	(130,000)	—
Borrowings under term loans	198,771	—
Repayments under term loans	(255,082)	(1,937)
Borrowings under unsecured bond offerings	1,007,575	4,479
Repayments under unsecured notes	(110,000)	—
Repayments under secured bond offerings	(70,514)	(55,718)
Borrowings under other debt obligations	—	24,396
Repayments under other debt obligations	(10,148)	—
Increase in restricted cash held in connection with debt obligations	(9,708)	(5,231)
Prepayment penalty on early extinguishment of debt	(9,625)	—
Payments for deferred financing costs	(1,246)	(13,414)
Distributions to minority interest in consolidated entities	(208)	(40)
Net proceeds from preferred offering/exchange	203,048	—
Redemption of preferred stock	(165,000)	—
Preferred dividends paid	(9,778)	(9,144)
HPUs issued	2,252	—
Contribution from significant shareholder	1,935	—
Proceeds from exercise of options and issuance of DRIP/Stock purchase shares	25,283	12,994

Cash flows provided by financing activities	501,820	184,458

Increase (decrease) in cash and cash equivalents	7,542	(2,659)
Cash and cash equivalents at beginning of period	80,090	15,934

Cash and cash equivalents at end of period	$87,632	$13,275

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$45,965	$52,595

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Notes to Consolidated Financial Statements

Note 1—Business and Organization.

        Business—iStar Financial Inc. (the "Company") is the leading publicly-traded finance company focused on the commercial real estate industry. The Company provides custom-tailored financing to private and corporate owners of real estate nationwide, including senior and junior mortgage debt, senior and mezzanine corporate capital, and corporate net lease financing. The Company, which is taxed as a real estate investment trust ("REIT"), seeks to deliver strong dividends and superior risk-adjusted returns on equity to shareholders by providing innovative and value-added financing solutions to its customers.

        The Company's primary product lines include:

  •
  Structured Finance. The Company provides senior and subordinated loans that typically range in size from $20 million to $100 million. These loans may be either fixed or variable rate and are structured to meet the specific financing needs of the borrowers, including the acquisition or financing of large, quality real estate. The Company offers borrowers a wide range of structured finance options, including first mortgages, second mortgages, partnership loans, participating debt and interim facilities. The Company's structured finance transactions have maturities generally ranging from three to ten years. As of March 31, 2004, based on gross carrying values, the Company's structured finance assets represented 26% of its assets.

  •
  Portfolio Finance. The Company provides funding to regional and national borrowers who own multiple facilities in geographically diverse portfolios. Loans are cross-collateralized to give the Company the benefit of all available collateral and are underwritten to recognize the benefits of geographical diversification. Property types include multifamily, suburban office, hotels and other property types where individual property values are less than $20 million on average. Loan terms are structured to meet the specific requirements of the borrower and typically range in size from $25 million to $150 million. The Company's portfolio finance transactions have maturities generally ranging from three to ten years. As of March 31, 2004, based on gross carrying values, the Company's portfolio finance assets represented 14% of its assets.

  •
  Corporate Finance. The Company provides senior and subordinated capital to corporations engaged in real estate or real estate-related businesses. Financings may be either secured or unsecured and typically range in size from $20 million to $150 million. The Company's corporate finance transactions have maturities generally ranging from five to ten years. As of March 31, 2004, based on gross carrying values, the Company's corporate finance assets represented 9% of its assets.

  •
  Loan Acquisition. The Company acquires whole loans and loan participations which present attractive risk-reward opportunities. Loans are generally acquired at a small discount to the principal balance outstanding. Loan acquisitions typically range in size from $5 million to $100 million and are collateralized by all major property types. The Company's loan acquisition transactions have maturities generally ranging from three to ten years. As of March 31, 2004, based on gross carrying values, the Company's loan acquisition assets represented 6% of its assets.

  •
  Corporate Tenant Leasing. The Company provides capital to corporations and borrowers who control facilities leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to be paid by the corporate tenant on a triple net lease basis. Corporate tenant lease ("CTL") transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of March 31, 2004, based on gross carrying values, the Company's CTL assets

    (including investments in and advances to joint ventures and unconsolidated subsidiaries and assets held for sale) represented 43% of its assets.

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

Note 2—Basis of Presentation

        The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10. Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. The Consolidated Financial Statements include the accounts of the Company, its qualified REIT subsidiaries, its majority-owned and controlled partnerships and a partnership that is consolidated under the provisions of FASB Interpretation No. 46 ("FIN 46")(see Note 6).

        Certain other investments in partnerships or joint ventures which the Company does not control are accounted for under the equity method (see Note 6). All significant intercompany balances and transactions have been eliminated in consolidation.

        In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's consolidated financial position at March 31, 2004 and December 31, 2003 and the results of its operations, changes in shareholders' equity and its cash flows for the three months ended March 31, 2004 and 2003, respectively. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

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

        CTL assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell and are included in "Assets held for sale" on the Company's Consolidated Balance Sheets. The Company also periodically reviews long-lived assets to be held and used for an impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In management's opinion, CTL assets to be held and used are not carried at amounts in excess of their estimated recoverable amounts.

        In accordance with the recent adoption of Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" regarding the Company's acquisition of facilities, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant, that is, at replacement cost. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of customer relationships are recorded at their relative fair values.

        Above-market and below-market in-place lease values for owned CTL assets are recorded based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between: (1) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition of the facilities; and (2) management's estimate of fair market lease rates for the facility or equivalent facility, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market (or below-market) lease value is amortized as a reduction of (or, increase to) operating lease income over the remaining non-cancelable term of each lease plus any renewal periods with fixed rental terms that are considered to be below-market.

        The total amount of other intangible assets are allocated to in-place lease values and customer relationship intangible values based on management's evaluation of the specific characteristics of each customer's lease and the Company's overall relationship with each customer. Characteristics to be considered in allocating these values include the nature and extent of the existing relationship with the customer, prospects for developing new business with the customer, the customer's credit quality and the expectation of lease renewals among other factors. Factors considered by management's analysis include the estimated carrying costs of the facility during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost operating lease income at market rates during the hypothetical expected lease-up periods, based on management's assessment of specific market conditions. Management estimates costs to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the facility. Management's estimates are used to determine these values. These intangible assets are included in "Deferred expenses and other assets" on the Company's Consolidated Balance Sheets.

        The value of above-market or below-market in-place leases are amortized to expense over the remaining initial term of each lease. The value of customer relationship intangibles are amortized to expense over the initial and renewal terms of the leases, but no amortization period for intangible assets will exceed the remaining depreciable life of the building. In the event that a customer terminates its lease, the unamortized portion of each intangible, including market rate adjustments, lease origination costs, in-place lease values and customer relationship values, would be charged to expense.

        Capitalized interest—The Company capitalizes interest costs incurred during the construction period on qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. No interest was capitalized during the three months ended March 31, 2004 and 2003.

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

        Revenue recognition—The Company's revenue recognition policies are as follows:

        Loans and other lending investments:    Management considers nearly all of its loans and other lending investments to be held-to-maturity, although a small number of investments may be classified as available-for-sale. The Company reflects held-to-maturity investments at historical cost adjusted for allowance for loan losses, unamortized acquisition premiums or discounts and unamortized deferred loan fees. Unrealized gains and losses on available-for-sale investments are included in "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included in the Company's net income. On occasion, the Company may acquire loans at small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as a yield adjustment. If loans with premiums, discounts, loan origination or exit fees are prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase in the prepayment gain or loss. Interest income is recognized using the effective interest method applied on a loan-by-loan basis.

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

        Allowance for doubtful accounts—The Company's accounting policies require a reserve on the Company's accrued operating lease income receivable balances and on the deferred operating lease income receivable balances. The reserve covers asset specific problems (e.g., bankruptcy) as they arise, as well as, a portfolio reserve based on management's evaluation of the credit risks associated with these receivables.

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

        Accounting for the impairment or disposal of long-lived assets—In accordance with the Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" the Company presents current operations prior to the disposition of CTL assets and prior period results of such operations in discontinued operations in the Company's Consolidated Statements of Operations.

        Reclassification of extraordinary loss on early extinguishment of debt—In accordance with the Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," the Company can no longer aggregate the gains and losses from the early extinguishment of debt and, if material, classify them as an extraordinary item. The Company is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"; however, due to the nature of the Company's operations, such treatment may not be available to the Company. Any gains or losses on early extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB 30 for classification as an extraordinary item are reclassified to income from continuing operations.

        Income taxes—The Company is subject to federal income taxation at corporate rates on its "REIT taxable income;" however, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. In addition, the Company is allowed several other deductions in computing its "REIT taxable income," including non-cash items such as depreciation expense. These deductions allow the Company to shelter a portion of its operating cash flow from its dividend payout requirement under federal tax laws. The Company intends to operate in a manner consistent with and to elect to be treated as a REIT for tax purposes. iStar Operating Inc. ("iStar Operating") and TriNet Management Operating Company, Inc. ("TMOC"), the Company's taxable REIT subsidiaries, are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in iStar Operating and TMOC. Accordingly, except for the Company's taxable REIT subsidiaries, no current or deferred taxes are provided for in the Consolidated Financial Statements. During the third quarter 2003, TMOC was liquidated. See Note 6 for a detailed discussion on the ownership structure and operations of iStar Operating and TMOC.

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

        Reclassifications—Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related notes to conform to the 2004 presentation.

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

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE"), and how to determine when and which business enterprise should consolidate a VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements took effect immediately and were required for all financial statements initially issued or modified after January 31, 2003. Immediate consolidation is required for VIEs entered into or modified after February 1, 2003 in which the Company is deemed the primary beneficiary. For VIEs in which the Company entered into prior to February 1, 2003, FIN 46 was deferred to the quarter ended March 31, 2004. In December 2003, the FASB issued a revised FIN 46 that modifies and clarifies various aspects of the original Interpretation. FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest. The adoption of the additional consolidation provisions of FIN 46 did not have a material impact on the Company's Consolidated Financial Statements (see Note 6).

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

        SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share if the fair value-based method had been applied to all outstanding and unvested stock awards in each period, are presented below (in thousands except per share amounts):

	For the Three Months Ended March 31,
	2004	2003
Net income (loss) allocable to common shareholders and HPU holders, as reported(1)	$(54,716)	$58,726
Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	—	(24)

Pro forma net income (loss) allocable to common shareholders and HPU holders	$(54,716)	$58,702

Earnings per share:
Basic—as reported(2)	$(0.50)	$0.59
Basic—pro forma(2)	$(0.50)	$0.59
Diluted—as reported(2)(3)	$(0.50)	$0.58
Diluted—pro forma(2)(3)	$(0.50)	$0.58

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the three months ended March 31, 2004, net loss used to calculate earnings per basic and diluted common share excludes $905 of net loss allocable to HPU holders. For the three months ended March 31, 2003, net income used to calculate earnings per basic and diluted common share excludes $485 and $472 of net income allocable to HPU holders, respectively.

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

Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments

        The following is a summary description of the Company's loans and other lending investments (in thousands)(1):

				Carrying Value as of
Type of Investment	Underlying Property Type	# of Borrowers In Class	Principal Balances Outstanding	March 31, 2004	December 31, 2003	Effective Maturity Dates	Contractual Interest Payment Rates(2)(3)	Contractual Interest Accrual Rates(2)(3)	Principal Amortization		Participation Features
Senior Mortgages(4)	Office/Residential/ Retail/Industrial, R&D/ Conference Center/ Mixed Use/Hotel/ Entertainment, Leisure/Other	43	$2,329,802	$2,291,001	$2,106,791	2004 to 2022	Fixed: 7.03% to 10.30% Variable: LIBOR + 1.50% to LIBOR + 7.25%	Fixed: 7.03% to 10.30% Variable: LIBOR + 1.50% to LIBOR + 7.25%	Yes	(5)	Yes	(6)
Subordinate Mortgages	Office/Residential/ Retail/Mixed Use/ Hotel	22	573,208	572,345	550,572	2004 to 2013	Fixed: 7.00% to 18.00% Variable: LIBOR + 1.79% to LIBOR + 7.47%	Fixed: 7.32% to 18.00% Variable: LIBOR + 1.79% to LIBOR + 7.47%	Yes	(5)	No
Corporate/Partnership Loans	Office/Residential/ Retail/Industrial, R&D/ Mixed Use/Hotel/ Entertainment, Leisure/ Other	30	796,289	767,218	710,469	2004 to 2013	Fixed: 6.00% to 15.00% Variable: LIBOR + 3.50% to LIBOR + 12.77%	Fixed: 7.33% to 17.50% Variable: LIBOR + 3.50% to LIBOR + 12.77%	Yes	(5)	Yes	(6)
Other Lending Investments—Loans	Office/Mixed Use/Hotel	4	20,303	20,596	23,767	2004 to 2008	Fixed: 10.00% to 15.00%	Fixed: 15.00% to 17.50%	No		Yes	(6)
Other Lending Investments—Securities(7)	Residential/Industrial, R&D/ Hotel/ Entertainment, Leisure/Other	11	388,137	370,298	344,511	2005 to 2030	Fixed: 6.75% to 10.00% Variable: LIBOR + 2.82% to LIBOR + 5.00%	Fixed: 6.75% to 10.00% Variable: LIBOR +2.82% to LIBOR + 5.00%	Yes	(5)	No

Gross Carrying Value				$4,021,458	$3,736,110
Provision for Loan Losses				(36,436)	(33,436)

Total, Net				$3,985,022	$3,702,674

Explanatory Notes:

(1)
Details are for loans outstanding as of March 31, 2004.

(2)
Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR on March 31, 2004 was 1.09%. As of March 31, 2004, five loans with a combined carrying value of $97.9 million have a stated accrual rate that exceeds the stated pay rate; however, one of these loans, with a carrying value of $27.1 million, has been placed on non-accrual status and the Company is only recognizing income based on cash received for interest.

(3)
As of March 31, 2004, the company has 44 loans and other lending investments with LIBOR floors ranging from 1.00% to 3.50%

(4)
Includes a participation interest in a first mortgage.

(5)
The loans require fixed payments of principal and interest resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity.

(6)
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

        During the three months ended March 31, 2004 and 2003, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $408.3 million and $289.7 million in loans and other lending investments, funded $16.6 million and $7.2 million under existing loan commitments, and received principal repayments of $144.9 million and $112.3 million.

        As of March 31, 2004, the Company had 22 loans with unfunded commitments. The total unfunded commitment amount was approximately $328.9 million, of which $15.1 million was discretionary and $313.8 million was non-discretionary.

        A portion of the Company's loans and other lending investments are pledged as collateral under either the iStar Asset Receivables secured notes, the secured revolving credit facilities or secured term loans (see Note 7 for a description of the Company's secured and unsecured debt).

        The Company has reflected provisions for loan losses of approximately $3.0 million and $1.8 million in its results of operations during the three months ended March 31, 2004 and 2003, respectively. These provisions represent loan portfolio reserves based on management's evaluation of general market conditions, the Company's internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults and the credit quality of the underlying collateral. During the 12 months ended December 31, 2003, the Company took a $3.3 million direct impairment on a $30.4 million partnership loan. In August 2003 the borrower stopped making its debt service payments due to insufficient cash flow caused by vacancies at the property. After taking the impairment charge and lowering the book value of the asset to $27.1 million, management believes there is adequate collateral to support the book value of the asset.

        Changes in the Company's provision for loan losses were as follows:

Provision for loan losses, December 31, 2002	$29,250
Additional provision for loan losses	7,500
Impairment on loans	(3,314)

Provision for loan losses, December 31, 2003	33,436
Additional provision for loan losses	3,000

Provision for loan losses, March 31, 2004	$36,436

Note 5—Corporate Tenant Lease Assets

      During the three months ended March 31, 2004 and 2003, respectively, the Company acquired an aggregate of approximately $302.5 million and $57.5 million in CTL assets and disposed of CTL assets for net proceeds of approximately $2.8 million and $4.0 million. In relation to the CTL assets acquired during the quarter ended March 31, 2004, the Company allocated approximately $9.0 million of purchase costs to intangible assets based on their estimated fair values (see Note 3). As of March 31, 2004 and December 31, 2003, the Company had unamortized purchase related intangible assets of approximately $33.5 million and $24.9 million, respectively, and included these in "Deferred expenses and other assets" on the Company's Consolidated Balance Sheets.

        The Company's investments in CTL assets, at cost, were as follows (in thousands):

	March 31, 2004	December 31, 2003
Facilities and improvements	$2,429,118	$2,210,592
Land and land improvements	597,795	468,708
Direct financing lease	35,327	35,472
Less: accumulated depreciation	(197,985)	(178,887)

Corporate tenant lease assets, net	$2,864,255	$2,535,885

        Under certain leases, the Company is entitled to receive additional participating lease payments to the extent gross revenues of the corporate tenant exceed a base amount. The Company did not earn any such additional participating lease payments on these leases during the three months ended March 31, 2004 and 2003, respectively. In addition, the Company also receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended March 31, 2004 and 2003 were approximately $8.7 million and $8.0 million, respectively, and are included as a reduction of "Operating costs—corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

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

        As of March 31, 2004 and December 31, 2003, there was one CTL asset with a book value of $24.8 million classified as "Assets held for sale" on the Company's Consolidated Balance Sheets.

        On February 25, 2004, the Company sold one CTL asset for net proceeds of approximately $2.8 million and realized a gain of approximately $136,000. On January 7, 2003, the Company sold one CTL asset for net proceeds of $4.0 million and realized a gain of approximately $264,000.

        The results of operations from CTL assets sold or held for sale in the current and prior periods are classified in "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations even though such income was actually recognized by the Company prior to the asset sale. Gains from the sale of CTL assets are classified as "Gain from discontinued operations" on the Company's Consolidated Statements of Operations.

Note 6—Joint Ventures, Unconsolidated Subsidiaries and Minority Interest

        Income or loss generated from the Company's joint venture investments and unconsolidated subsidiaries is included in "Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Statements of Operations.

        The Company's ownership percentages, its investments in and advances to unconsolidated joint ventures and subsidiaries, the Company's pro rata share of its ventures' third-party, non-recourse debt as of March 31, 2004 and its respective income for the three months ended March 31, 2004 are presented below (in thousands):

				Pro Rata Share of Third-Party Non-Recourse Debt(1)	Third-Party Debt
			JV Income for the Three Months Ended March 31, 2004
	Ownership %	Equity Investment			Interest Rate	Scheduled Maturity Date
Unconsolidated Joint Ventures:
Sunnyvale	44.70%	N/A	$73	N/A	N/A	N/A
CTC I	50.00%	14,312	6,135	35,307	7.87%	2011
ACRE Simon	20.00%	4,993	40	6,419	7.61% — 8.43%	Various through 2011

Total		$19,305	$6,248	$41,726

Explanatory Note:

(1)
The Company reflects its pro rata share of third-party, non-recourse debt, rather than the total amount of the joint venture debt, because the third-party, non-recourse debt held by the joint ventures is not guaranteed by the Company nor does the Company have any additional commitments to fund such debt obligations.

        Investments in and advances to unconsolidated joint ventures:    At March 31, 2004, the Company had investments in two unconsolidated joint ventures: (1) Corporate Technology Centre Associates, LLC ("CTC I"), whose external member is Corporate Technology Centre Partners, LLC; and (2) ACRE Simon, LLC ("ACRE"), whose external partner is William E. Simon & Sons Realty Partners, L.P. These ventures were formed for the purpose of operating, acquiring and, in certain cases, developing CTL facilities.

        At March 31, 2004, the ventures held nine net leased facilities. The Company's combined investment in these joint ventures at March 31, 2004 was $19.3 million. The joint ventures' carrying value for the nine facilities owned at March 31, 2004 was $127.4 million. In aggregate, the joint ventures had total assets of $151.5 million and total liabilities of $105.1 million as of March 31, 2004, and net income of $12.7 million for the three months ended March 31, 2004. The Company accounts for these investments under the equity method because the Company's joint venture partners have certain participating rights giving them shared control over the ventures.

        Currently, the limited partners of TriNet Sunnyvale Partners L.P. ("Sunnyvale") have the option to put their partnership interest to the Company for cash; however, the Company may elect to deliver 297,728 shares of Common Stock in lieu of cash. As a result, on March 31, 2004, the Company began accounting for its 44.70% interest in Sunnyvale as a VIE (see Note 3) and therefore consolidates this partnership for financial statement reporting purposes. Prior to its consolidation, the Company accounted for this joint venture under the equity method for financial statement reporting purposes and it was presented in "Investments in and advances to joint ventures and unconsolidated subsidiaries," on the Company's Consolidated Balance Sheets and earnings from the joint venture were included in "Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries" in the Company's Consolidated Statements of Operations.

        On March 30, 2004, CTC Associates II L.P., a wholly-owned subsidiary of the Company's CTC I joint venture, conveyed its interest in two buildings and the related property to the mortgage lender in exchange for satisfaction of the entity's obligations of the related loan.

        Investments in and advances to unconsolidated subsidiaries:    The Company has an investment in iStar Operating, a taxable REIT subsidiary that, through a wholly-owned subsidiary, services the Company's loans and certain loan portfolios owned by third parties. The Company owns all of the non-voting preferred stock and a 95.00% economic interest in iStar Operating. The common shareholder, an entity controlled by a former director of the Company, is the owner of all the voting common stock and a 5.00% economic interest in iStar Operating. As of March 31, 2004, there have never been any distributions to the common shareholder, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of iStar Operating at fair market value, which the Company believes to be nominal.

        iStar Operating has elected to be treated as a taxable REIT subsidiary for purposes of maintaining compliance with the REIT provisions of the Code and prior to July 1, 2003 was accounted for under the equity method for financial statement reporting purposes and was presented in "Investments in and advances to joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Balance Sheets. As of July 1, 2003, the Company consolidates this entity as a VIE (see Note 3) with no material impact. Prior to its consolidation, the Company charged an allocated portion of its general overhead expenses to iStar Operating based on the number of employees at iStar Operating as a percentage of the Company's total employees. These general overhead expenses were in addition to the direct general and administrative costs of iStar Operating. As of March 31, 2004, iStar Operating had no debt obligations.

        In addition, the Company had an investment in TMOC, an entity originally formed to make a $2.0 million investment in the convertible debt securities of a real estate company which trades on the Mexican Stock Exchange. This investment was made by TriNet prior to its acquisition by the Company in 1999. On June 30, 2003, the $2.0 million investment was fully repaid and during the third quarter 2003, the entity was liquidated.

        Minority Interest:    As discussed above, on March 31, 2004, the Company began accounting for its 44.70% interest in the Sunnyvale joint venture as a VIE and therefore consolidates this partnership for financial statement purposes and records the minority interest of the external partner in "Minority interest in consolidated entities" on the Company's Consolidated Balance Sheets.

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

Notes to Consolidated Financial Statements (Continued)

Note 7—Debt Obligations

        As of March 31, 2004 and December 31, 2003, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

		Carrying Value as of
	Maximum Amount Available	March 31, 2004	December 31, 2003	Stated Interest Rates(1)	Scheduled Maturity Date
Secured revolving credit facilities:
Line of credit(2)	$250,000	$—	$88,640	LIBOR + 1.50% — 2.05%	March 2005
Line of credit	700,000	148,531	310,364	LIBOR + 1.40% — 2.15%	January 2007(3)
Line of credit	500,000	206,598	117,211	LIBOR + 1.75% — 2.25%	August 2005(3)
Line of credit	500,000	175,728	180,376	LIBOR + 1.50% — 2.25%	September 2005
Unsecured revolving credit facilities:
Line of credit	300,000	—	130,000	LIBOR + 2.125%	July 2004

Total revolving credit facilities	$2,250,000	$530,857	$826,591

Secured term loans:
Secured by corporate tenant lease assets		—	193,000	LIBOR + 1.85%	July 2006(4)
Secured by corporate tenant lease assets		139,471	140,440	7.44%	March 2009
Secured by corporate tenant lease assets		135,000	135,000	LIBOR + 1.75%	October 2008
Secured by corporate tenant lease assets		41,440	—	7.19% and 7.22%	January 2018 and December 2026
Secured by corporate tenant lease assets		24,000	—	LIBOR + 1.25%	November 2004
Secured by corporate tenant lease assets		92,296	92,876	6.00% — 11.38%	Various through 2022
Secured by corporate bond investments(5)		181,282	—	LIBOR + 1.05% — 1.50%	January 2006
Secured by corporate lending investments		77,628	77,938	6.55%	November 2005
Secured by corporate lending investments		60,699	60,874	6.41%	January 2013
Secured by corporate lending investments		—	60,000	LIBOR + 2.50%	June 2004(6)
Secured by corporate lending investments		48,000	48,000	LIBOR + 2.125%	July 2008

Total term loans		799,816	808,128
Less: debt premium / (discount)		6,090	(128)

Total secured term loans		805,906	808,000
iStar Asset Receivables secured notes:
STARs Series 2002-1:
Class A1		33,484	40,011	LIBOR + 0.26%	June 2004(7)
Class A2		381,296	381,296	LIBOR + 0.38%	December 2009(7)
Class B		39,955	39,955	LIBOR + 0.65%	April 2011(7)
Class C		26,637	26,637	LIBOR + 0.75%	May 2011(7)
Class D		21,310	21,310	LIBOR + 0.85%	January 2012(7)
Class E		42,619	42,619	LIBOR + 1.235%	January 2012(7)
Class F		26,637	26,637	LIBOR + 1.335%	January 2012(7)
Class G		21,309	21,309	LIBOR + 1.435%	January 2012(7)
Class H		26,637	26,637	6.35%	January 2012(7)
Class J		26,637	26,637	6.35%	May 2012(7)
Class K		26,637	26,637	6.35%	May 2012(7)

Total STARs Series 2002-1		673,158	679,685
Less: debt discount		(3,993)	(4,090)

STARs Series 2003-1:
Class A1		208,467	235,808	LIBOR + 0.25%	October 28, 2005(8)
Class A2		225,227	248,206	LIBOR +0.35%	August 28, 2010(8)
Class B		16,744	18,452	LIBOR + 0.55%	July 28, 2011(8)
Class C		18,418	20,297	LIBOR + 0.65%	April 28, 2012(8)
Class D		11,720	12,916	LIBOR + 0.75%	October 28, 2012(8)
Class E		13,395	14,762	LIBOR + 1.05%	May 28, 2013(8)
Class F		13,395	14,762	LIBOR + 1.10%	June 28, 2013(8)
Class G		11,720	12,916	LIBOR + 1.25%	June 28, 2013(8)
Class H		11,721	12,916	4.97%	June 28, 2013(8)
Class J		13,394	14,761	5.07%	June 28, 2013(8)
Class K		23,441	25,833	5.56%	June 28, 2013(8)

Total STARS Series 2003-1		567,642	631,629

Total iStar Asset Receivables secured notes		1,236,807	1,307,224
Unsecured notes:
LIBOR + 1.25% Senior Notes(9)		175,000	—	LIBOR + 1.25%	March 2007
4.875% Senior Notes(10)		350,000	—	4.875%	January 2009
5.125% Senior Notes(11)		250,000	—	5.125%	April 2011
5.70% Senior Notes(12)		250,000	—	5.70%	March 2014
6.00% Senior Notes		350,000	350,000	6.10%	December 2010
6.50% Senior Notes		150,000	150,000	6.60%	December 2013
7.00% Senior Notes		185,000	185,000	7.00%	March 2008
7.70% Notes(13)(14)		100,000	100,000	7.70%	July 2017
7.95% Notes(13)(14)		50,000	50,000	7.95%	May 2006
8.75% Notes(15)		240,000	350,000	8.75%	August 2008

Total unsecured notes		2,100,000	1,185,000
Less: debt discount		(63,478)	(47,921)
Plus: impact of pay-floating swap agreements(16)		20,351	690

Total unsecured notes		2,056,873	1,137,769
Other debt obligations		—	34,148	Various	Various

Total debt obligations		$4,630,443	$4,113,732

Explanatory Notes:

(1)
Substantially all variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on March 31, 2004 was 1.09%.

(2)
On March 12, 2004, this secured facility was amended to reduce the maximum amount available to $250.0 million, to shorten the maturity to March 2005 and to reduce the stated interest rate on first mortgages and CTL assets to LIBOR + 1.50% and on subordinate and mezzanine lending investments to LIBOR + 2.05%.

(3)
Maturity date reflects a one-year "term-out" extension at the Company's option.

(4)
On March 10, 2004, the Company repaid this $193.0 million term loan financing secured by 15 CTL assets with an original maturity of July 2004.

(5)
On January 13, 2004, the Company closed $200.0 million of term financing with a leading financial institution that is secured by certain corporate bond investments and other lending securities, of which $181.3 was outstanding at March 31, 2004. A number of these investments were previously financed under existing credit facilities. The new facility bears interest at LIBOR + 1.05%-1.50% and has a final maturity date of January 2006.

(6)
On January 9, 2004, the Company repaid this term loan that had a final maturity of June 2004.

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

(8)
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

(9)
On March 12, 2004, the Company issued $175.0 million of Senior Floating Rate Notes due 2007. The Notes will bear interest at three-month LIBOR + 1.25%.

(10)
On January 23, 2004, the Company issued $350.0 million of 4.875% Senior Notes due 2009. The Notes were sold at 99.89% of their principal amount to yield 4.90%. The Notes are unsecured senior obligations of the Company.

(11)
On March 30, 2004, the Company issued $250.0 million of 5.125% Senior Notes due 2011. The Notes were sold at 99.825% of their principal amount to yield 5.155%. The Notes are unsecured senior obligations of the Company.

(12)
On March 9, 2004, the Company issued $250.0 million of 5.70% Senior Notes due 2014. The Notes were sold at 99.66% of their principal amount to yield 5.75%. The Notes are unsecured senior obligations of the Company.

(13)
The Notes are callable by the Company at any time for an amount equal to the total of principal outstanding, accrued interest and the applicable make-whole prepayment premium.

(14)
These obligations were assumed as part of the acquisition of TriNet. As part of the accounting for the purchase, these fixed-rate obligations were considered to have stated interest rates which were below the then-prevailing market rates at which the Leasing Subsidiary could issue new debt obligations and, accordingly, the Company ascribed a market discount to each obligation. Such discounts are amortized as an adjustment to interest expense using the effective interest method over the related term of the obligations. As adjusted, the effective annual interest rates on these obligations were 9.51% and 9.04% for the 7.70% Notes and 7.95% Notes, respectively.

(15)
On March 29, 2004, the Company redeemed approximately $110.0 million aggregate principal amount of these Senior Notes due 2008 at a price of 108.75% of their principal amount plus accrued interest to the redemption date.

(16)
On January 23, 2004, the Company entered into four pay-floating interest rate swaps struck at 3.678%, 3.713%, 3.686% and 3.684% with notional amounts of $105.0 million, $100.0 million, $100.0 million and $45.0 million, respectively, and maturing on January 15, 2009. On December 19, 2003, the Company entered into three pay-floating interest rate swaps struck at 4.381%, 4.345% and 4.29% in the notional amounts of $200.0 million, $100.0 million and $50.0 million, respectively. On November 27, 2002, the Company entered into two pay-floating interest rate swaps struck at 3.8775% and 3.81% in the notional amounts of $100.0 million and $50.0 million, respectively. These swaps are intended to mitigate the risk of changes in the fair value of $350.0 million of five-year Senior Notes, $350.0 million of 7-year Senior Notes and $150.0 million of 10-year Senior Notes, respectively, attributable to changes in LIBOR. For accounting purposes, quarterly the Company adjusts the value of the swap to its fair value and adjusts the carrying amount of the hedged liability by an offsetting amount.

        Availability of amounts under the secured revolving credit facilities are based on percentage borrowing base calculations. In addition, certain of the Company's debt obligations contain covenants. These covenants are both financial and non-financial in nature. Significant financial covenants include limitations on the Company's ability to incur indebtedness beyond specified levels, restrictions on the Company's ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. Significant non-financial covenants include a requirement in its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of March 31, 2004, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

        During the three months ended March 31, 2004, the Company issued $850.0 million aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 4.875% to 5.125% and maturing between 2009 and 2014 and $175.0 million of variable-rate Senior Notes bearing interest at annual rates of three-month LIBOR+1.25% and maturing in 2007. The proceeds from these transactions were used to repay secured indebtedness and to fund new investment activity.

        On March 29, 2004, the Company redeemed $110.0 million aggregate principal amount of its outstanding 8.75% Senior Notes due 2008 at a price of 108.75% of par. In connection with this redemption, the Company recognized a charge to income of $11.5 million included in "Loss on early extinguishment of debt" on the Company's Consolidated Statements of Operations.

        On March 12, 2004, one of the Company's $700.0 million secured facilities was amended to reduce the maximum amount available to $250.0 million, to shorten the maturity to March 2005 and to reduce the stated interest rate on first mortgages and CTL assets to LIBOR + 1.50% and on subordinate and mezzanine lending investments to LIBOR + 2.05%.

        On March 10, 2004, the Company repaid its $193.0 million term loan financing secured by 15 CTL assets with an original maturity of July 2004.

        On January 13, 2004, the Company closed $200.0 million of term financing with a leading financial institution that is secured by certain corporate bond investments and other lending securities. A number of these investments were previously financed under existing credit facilities. The new facility bears interest at LIBOR + 1.05%-1.50% and has a final maturity date of January 2006.

        On December 5, 2003, the Company issued $350.0 million of 6.00% Senior Notes due in 2010 and $150.0 million of 6.50% Senior Notes due in 2013. The Notes due 2010 were sold at 99.44% of their principal amount and the Notes due 2013 were sold at 99.23% of their principal amount. The Notes are unsecured senior obligations of the Company. The Company used the net proceeds to partially repay secured indebtedness.

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

        During the three months ended March 31, 2004 the Company incurred an aggregate loss on early extinguishment of debt of approximately $12.2 million as a result of the early retirement of certain debt obligations.

        As of March 31, 2004, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2004 (remaining nine months)	$57,484
2005	671,230
2006	231,282
2007	326,351
2008	608,000
Thereafter	2,777,126

Total principal maturities	4,671,473
Net unamortized debt discounts	(61,381)
Impact of pay-floating swap agreements	20,351

Total debt obligations	$4,630,443

Explanatory Note:

(1)
Assumes exercise of extensions to the extent such extensions are at the Company's option.

Note 8—Shareholders' Equity

      The Company's charter provides for the issuance of up to 200.0 million shares of Common Stock, par value $0.001 per share, and 30.0 million shares of preferred stock. The Company has 4.0 million shares of 8.00% Series D Cumulative Redeemable Preferred Stock, 5.6 million shares of 7.875% Series E Cumulative Redeemable Preferred Stock, 4.0 million shares of 7.80% Series F Cumulative Redeemable Preferred Stock, 3.2 million shares of 7.65% Series G Cumulative Redeemable Preferred Stock and 5.0 million shares of 7.50% Series I Cumulative Redeemable Preferred Stock. The Series D, E, F, G, and I Cumulative Redeemable Preferred Stock are redeemable without premium at the option of the Company at their respective liquidation preferences beginning on October 8, 2002, July 18, 2008, September 29, 2008, December 19, 2008 and March 1, 2009, respectively.

        In February 2004, the Company redeemed 2.0 million outstanding shares of its 9.375% Series B Cumulative Redeemable Preferred Stock and 1.3 million outstanding shares of its 9.20% Series C Cumulative Redeemable Preferred Stock. The redemption price was $25.00 per share, plus accrued and unpaid dividends to the redemption date of $0.46 and $0.45 for the Series B and C Preferred Stock,

respectively. In connection with this redemption, the Company recognized a charge to net income allocable to common shareholders and HPU holders of approximately $9.0 million included in "Preferred dividend requirements" on the Company's Consolidated Statements of Operations.

        In February 2004, the Company completed an underwritten public offering of 5.0 million shares of its 7.50% Series I Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per share and a redemption date beginning March 1, 2009. The Company used the net proceeds from the offering of $121.0 million to redeem approximately $110.0 million aggregate principal amount of its outstanding 8.75% Senior Notes due 2008 at a price of 108.75% of their principal amount plus accrued interest to the redemption date.

        In January 2004, the Company completed a private placement of 3.3 million shares of its Series H Variable Rate Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per share and redeemable at par at any time from the purchase date through the first four months. The Company specifically used the proceeds from this offering to redeem the Series B and C Cumulative Redeemable Preferred Stock on February 23, 2004. On January 27, 2004, the Company redeemed all Series H Preferred Stock using excess liquidity from its secured credit facilities.

        In December 2003, the Company completed an underwritten public offering of 5.0 million primary shares of the Company's Common Stock. The Company received approximately $191.1 million from the offering and used these proceeds to repay a portion of secured indebtedness.

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

        In September 2003, the Company completed an underwritten public offering of 4.0 million shares of its 7.80% Series F Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per share and a redemption date beginning on September 29, 2008. The Company used the proceeds from the offering to repay a portion of secured indebtedness.

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

        On November 14, 2002, the Company completed an underwritten public offering of 8.0 million primary shares of the Company's Common Stock. The Company received approximately $202.9 million from the offering and used these proceeds to repay a portion of secured indebtedness.

        On December 15, 1998, the Company issued warrants to acquire 6.1 million shares of Common Stock, as adjusted for dilution, at $34.35 per share. The warrants are exercisable on or after December 15, 1999 at a price of $34.35 per share and expire on December 15, 2005.

        DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three months ended March 31, 2004 and 2003, the Company issued a total of approximately 376,000 and 619,000 shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three months ended March 31, 2004 and 2003 were approximately $15.5 million and $17.4 million, respectively. There are approximately 2.8 million shares available for issuance under the plan as of March 31, 2004.

        Stock Repurchase Program—The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of March 31, 2004, the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. The Company has not repurchased any shares under the stock repurchase program since November 2000.

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

        The Company has entered into the following cash flow and fair value hedges that are outstanding as of March 31, 2004. The net value (liability) associated with these hedges is reflected on the Company's Consolidated Balance Sheets (in thousands).

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date		Maturity Date	Estimated Value at March 31, 2004
Pay-Fixed Swap	$235,000	1.135%	3/11/04		9/15/04	$(50)
Pay-Fixed Swap	200,000	1.144%	3/11/04		9/15/04	(52)
Pay-Fixed Swap	200,000	1.144%	3/11/04		9/15/04	(52)
Pay-Fixed Swap	125,000	2.885%	1/23/03		6/25/06	(2,678)
Pay-Fixed Swap	125,000	2.838%	2/11/03		6/25/06	(2,546)
Pay-Fixed Swap	75,000	5.580%	11/4/99	(1)	12/1/04	(2,528)
Pay-Floating Swap	200,000	4.381%	12/17/03		12/15/10	6,328
Pay-Floating Swap	105,000	3.678%	1/15/04		1/15/09	1,157
Pay-Floating Swap	100,000	4.345%	12/17/03		12/15/10	2,936
Pay-Floating Swap	100,000	3.878%	11/27/02		8/15/08	4,117
Pay-Floating Swap	100,000	3.713%	1/15/04		1/15/09	1,266
Pay-Floating Swap	100,000	3.686%	1/15/04		1/15/09	1,142
Pay-Floating Swap	50,000	3.810%	11/27/02		8/15/08	1,915
Pay-Floating Swap	50,000	4.290%	12/17/03		12/15/10	1,294
Pay-Floating Swap	45,000	3.684%	1/15/04		1/15/09	508
LIBOR Cap	345,000	8.000%	5/22/02		5/28/14	8,742
LIBOR Cap	135,000	6.000%	9/29/03		10/15/06	167
LIBOR Cap	75,000	7.750%	11/4/99	(1)	12/1/04	—
LIBOR Cap	35,000	7.750%	11/4/99	(1)	12/1/04	—
LIBOR Cap	24,000	9.000%	9/25/03		11/9/04	—

Total Estimated Value						$21,666

Explanatory Note:

(1)
Acquired in connection with the TriNet Acquisition (see Note 1).

        Between January 1, 2003 and March 31, 2004, the Company also had outstanding the following cash flow hedges that have expired or been settled (in thousands):

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date	Maturity Date
Pay-Fixed Swap	$125,000	7.058%	6/15/00	6/25/03
Pay-Fixed Swap	125,000	7.055%	6/15/00	6/25/03
Pay-Fixed Swap	100,000	4.139%	9/29/03	1/2/11
Pay-Fixed Swap	100,000	4.643%	9/29/03	1/2/14
Pay-Floating Swap	100,000	4.484%	1/16/04	5/1/14
Pay-Floating Swap	50,000	4.502%	1/16/04	5/1/14
Pay-Floating Swap	50,000	4.500%	1/16/04	5/1/14

        On March 11, 2004, the Company entered into three pay-fixed interest rate swaps all with six-month terms, rates of 1.135%, 1.144% and 1.144% and notional amounts of $235.0 million, $200.0 million and $200.0 million, respectively.

        On January 16, 2004, the Company entered into three forward starting swaps all with 10-year terms and rates of 4.484%, 4.502% and 4.500% and notional amounts of $100.0 million, $50.0 million and $50.0 million, respectively, and were used to lock-in swap rates related to a portion of planned future corporate unsecured fixed-rate bond issuances. These three swaps were settled in connection with the Company's issuance of $250.0 million of 10-year Senior Notes in March 2004.

        On January 15, 2004, in connection with the Company's fixed-rate corporate bonds, the Company entered into four pay-floating interest rate swaps struck at 3.678%, 3.713%, 3.686% and 3.684% with notional amounts of $105.0 million, $100.0 million, $100.0 million and $45.0 million, respectively, and maturing on January 15, 2009. The Company pays six-month LIBOR and receives the stated fixed rate in return. These swaps mitigate the risk of changes in the fair value of $350.0 million of five-year Senior Notes attributable to changes in LIBOR. For accounting purposes, the difference between the fixed rate received and the LIBOR rate paid on the notional amount of the swap is recorded as "Interest expense" on the Company's Consolidated Statements of Operations. In addition, the Company adjusts the value of the swap to its fair value and adjusts the carrying amount of the hedged liability by an offsetting amount on a quarterly basis.

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

        Credit risk concentrations—Concentrations of credit risks arise when a number of borrowers or customers related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors various segments of its portfolio to assess potential concentrations of credit risks. Management believes the current portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

        All of the Company's CTL assets (including those held by joint ventures) and loans and other lending investments are collateralized by facilities located in the United States, with significant concentrations (i.e., greater than 10.00%) as of March 31, 2004 in California (21.35%) and New York (11.63%). As of March 31, 2004, the Company's investments also contain greater than 10.00% concentrations in the following asset types: office-CTL (25.90%), office-lending (16.92%), industrial (14.69%) and hotel-lending (11.09%).

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

Note 10—Stock-Based Compensation Plans and Employee Benefits

        The Company's 1996 Long-Term Incentive Plan (the "Plan") is designed to provide incentive compensation for officers, other key employees and directors of the Company. The Plan provides for awards of stock options and shares of restricted stock and other performance awards. The maximum number of shares of Common Stock available for awards under the Plan is 9.00% of the outstanding shares of Common Stock, calculated on a fully diluted basis, from time to time, provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 5.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan, other than automatic awards to non-employee directors, are at the discretion of the Board or a committee of the Board. At March 31, 2004, a total of approximately 10.1 million shares of Common Stock were available for awards under the Plan, of which options to purchase approximately 2.2 million shares of Common Stock were outstanding and approximately 411,000 shares of restricted stock were outstanding. A total of approximately 875,000 shares remain available for awards under the Plan as of March 31, 2004.

        Changes in options outstanding during the three months ended March 31, 2004 are as follows:

	Number of Shares
				Weighted Average Exercise Price
	Employees	Non-Employee Directors	Other
Options outstanding, December 31, 2003	2,309,053	154,994	406,091	$18.59
Granted in 2004	—	—	—	$—
Exercised in 2004	(445,487)	(31,500)	(69,572)	$18.68
Forfeited in 2004	(76,749)	(14,600)	—	$16.94

Options outstanding, March 31, 2004	1,786,817	108,894	336,519	$18.63

        The following table summarizes information concerning outstanding and exercisable options as of March 31, 2004:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Exercise Price Range	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Currently Exercisable	Weighted Average Exercise Price
$14.72–$15.00(1)	510,336	4.88	$14.72	500,003	$14.72
$16.69–$16.88	461,673	5.76	$16.88	461,673	$16.88
$17.38–$17.56	16,667	5.96	$17.38	16,667	$17.38
$19.63–$19.69	1,016,415	6.85	$19.69	1,016,415	$19.69
$20.00–$21.44	50,000	6.43	$20.94	50,000	$20.94
$23.32–$23.64	7,553	0.15	$23.64	7,553	$23.64
$24.13–$24.94	56,900	6.41	$24.84	56,900	$24.84
$25.10–$26.09	13,800	2.16	$26.09	13,800	$26.09
$26.30–$26.97	2,000	7.21	$26.97	1,334	$26.97
$27.00	25,000	7.24	$27.00	16,667	$27.00
$28.54–$29.82	66,792	7.75	$29.69	66,792	$29.69
$55.39	5,094	5.17	$55.39	5,094	$55.39

	2,232,230	6.12	$18.63	2,212,898	$18.62

Explanatory Note:

(1)
Includes approximately 764,000 options which were granted, on a fully exercisable basis, in March 1998, and which are now held by an affiliate of SOFI IV SMT Holdings, L.P. ("SOFI IV"). Beneficial interests in these options were subsequently regranted by that affiliate to employees of it and its affiliates, subject to vesting requirements. In the event that these employees forfeit such options, they revert to an affiliate of SOFI IV, which may regrant them at its discretion. As of March 31, 2004, approximately 727,000 of these options were exercisable by the beneficial owners and approximately 609,000 have been exercised.

        In the third quarter 2002 (with retroactive application to the beginning of the calendar year), the Company adopted the fair value method for accounting for options issued to employees or directors, as allowed under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Accordingly, the Company recognizes a charge equal to the fair value of these options at the date of grant multiplied by the number of options issued. This charge will be amortized over the related remaining vesting terms to individual employees as additional compensation. There were no options issued during the three months ended March 31, 2004. There were 15,500 options issued during the 12 months ended December 31, 2003 with a strike price of $14.72.

        If the Company's compensation costs had been determined using the fair value method of accounting for stock options issued under the Plan to employees and directors prescribed by SFAS No. 123 prior to 2002, the Company's net income for the three months ended March 31, 2004 and 2003, would have been reduced on a pro forma basis by approximately $0 and $24,000, respectively. This would not have significantly impacted the Company's earnings per share.

        Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

        During the three months ended March 31, 2004, the Company granted 31,555 restricted shares to employees that vest proportionately over three years on the anniversary date of the initial grant of which 30,905 remain outstanding. In addition, in connection with the Chief Executive Officer's employment agreement 236,167 restricted shares were issued on March 31, 2004 (see detailed information below).

        During the 12 months ended December 31, 2003, the Company granted 40,050 restricted shares to employees that vest proportionately over three years on the anniversary date of the initial grant of which 24,284 remain outstanding.

        During the year ended December 31, 2002, the Company granted 199,350 restricted shares to employees. Of these shares, 44,350 will vest proportionately over three years on the anniversary date of the initial grant. Of the 44,350 shares granted, 10,923 remain outstanding as of March 31, 2004. The balance of 155,000 restricted shares granted to several employees vested on March 31, 2004 due to the satisfaction of the following circumstances: (1) the employee remained employed until that date; and (2) the 60-day average closing price of the Company's Common Stock equaled or exceeded a set floor price as of such date. The market price of the stock was $42.30 on March 31, 2004; therefore, the Company incurred a one-time charge to earnings of approximately $6.7 million (the fair market value of the 155,000 shares at $42.30 per share plus the Company's share of taxes). During the year ended December 31, 2002, the Company also granted 208,980 restricted shares to its Chief Financial Officer (see detailed information below).

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

        Further, the Company granted the Chief Financial Officer 100,000 restricted shares which became fully-vested on January 31, 2004 as a result of the Company achieving a 53.28% total shareholder rate of return (dividends since November 6, 2002 plus share price appreciation from January 2, 2003). The Company incurred a one-time charge to earnings during the three months ended March 31, 2004 of approximately $4.1 million (the fair market value of the 100,000 shares at $40.02 per share plus the Company's share of taxes). For accounting purposes, the employment arrangement described above was treated as a contingent, variable plan until January 31, 2004.

        During the year ended December 31, 2001, the Company entered into a three-year employment agreement with its Chief Executive Officer. Under the agreement, the Chief Executive Officer receives an annual base salary of $1.0 million. He may also receive a bonus, which is targeted to be an amount equal to his base salary, if the Company achieves certain performance targets set by the Compensation Committee. The bonus award may be increased or reduced from the target depending upon the degree to which the performance goals are exceeded or are not met, and may not exceed 200.00% of his base salary. The bonus is reduced by the amount of any dividends paid to the Chief Executive Officer in respect of phantom shares (described below) which are awarded to him and have contingently vested. The Chief Executive Officer received approximately $4.4 million in such dividends in 2003. As such, no additional bonus was paid in that year. As part of this agreement, the Company confirmed a prior grant of 750,000 stock options made to the executive on March 2, 2001 with an exercise price of $19.69, which represented the market price at the date of the original contingent grant. However, because the grant required further approval by the Compensation Committee and the Board of Directors, no measurement date occurred for accounting purposes until such approvals were made, at which point the market price of the Company's Common Stock was $24.90. Accordingly, an aggregate charge of approximately $3.9 million was recognized with respect to these options over the term of this agreement and is reflected on the Company's Consolidated Statements of Operations under "General and administrative—stock-based compensation." These options vested in three equal annual installments of 250,000 shares in each successive January beginning in January 2002. During the last week of March 2004, the Chief Executive Officer exercised and sold 150,000 of these shares. Subsequent to quarter end, on April 1, 2004, the Chief Executive Officer exercised the remaining 600,000 options and sold 100,000 of these shares.

        The Company also granted the Chief Executive Officer 2.0 million unvested phantom shares, each of which represents one share of the Company's Common Stock. These shares were scheduled to vest in installments of 350,000 shares, 650,000 shares, 600,000 shares and 400,000 shares on a contingent basis when the average closing price of the Company's Common Stock for a 60 calendar day period achieved thresholds of $25.00, $30.00, $34.00 and $37.00, respectively. As of March 31, 2004 all thresholds have been attained, and a total of 2.0 million of these shares have fully vested. The market price of the Common Stock on March 30, 2004 was $42.40 and the Company incurred a one-time charge to earnings during the three months ended March 31, 2004 of approximately $86.0 million (the fair market value of the 2.0 million shares at $42.40 per share plus the Company's share of taxes). Upon the phantom share units becoming fully vested, the Company delivered to the executive 728,552 shares of Common Stock and $53.9 million of cash, the total of which is equal to the fair market value of the 2.0 million shares of Common Stock multiplied by the closing stock price of $42.40 on March 30, 2004. Prior to March 30, 2004, the executive received dividends on shares that were contingently vested and were not forfeited under the terms of the agreement, when the Company declared and paid dividends on its Common Stock. Because no shares had been issued prior to March 30, 2004, dividends received on these phantom shares were reflected as compensation expense by the Company. For accounting purposes, this arrangement was treated as a contingent, variable plan and no additional compensation expense was recognized until the shares became irrevocably vested on March 30, 2004, at which time the Company reflected a charge equal to the fair value of the shares irrevocably vested.

        On February 11, 2004, the Company entered into a new employment agreement with its Chief Executive Officer which took effect upon the expiration of the old agreement. The new agreement has an initial term of three years and provides for the following compensation:

  •
  an annual salary of $1.0 million;

  •
  a potential annual cash incentive award of up to $5.0 million if performance goals set by the Compensation Committee of the Board of Directors in consultation with the Chief Executive Officer are met; and

  •
  a one-time award of Common Stock with a value of $10.0 million at March 31, 2004 (based upon the trailing 20-day average closing price of the Common Stock); the award was fully vested when granted and dividends will be paid on the shares from the date of grant, but the shares cannot be sold for five years unless the price of the Common Stock during the 12 months ending March 31 of each year increases by at least 15.00%, in which case the sale restrictions on 25.00% of the shares awarded will lapse in respect of each 12-month period. In connection with this award the Company recorded a $10.1 million charge in "General and administrative—stock-based compensation expense" on the Company's Consolidated Statements of Operations.

        In addition, the Chief Executive Officer purchased an 80.00% interest in the Company's 2006 high performance unit program for directors and executive officers. This performance program was approved by the Company's shareholders in 2003 and is described in detail in the Company's 2003 annual proxy statement. The purchase price to be paid by the Chief Executive Officer will be based upon a valuation prepared by an independent investment-banking firm. The interests purchased by the Chief Executive Officer will have no value to him unless the Company achieves total shareholder returns in excess of those achieved by peer group indices, all as more fully described in the Company's 2003 annual proxy statement.

        Certain affiliates of SOFI IV and the Company's Chief Executive Officer have agreed to reimburse the Company for the value of restricted shares awarded to the former President in excess of 350,000 shares, net of tax benefits realized by the Company or its shareholders on account of compensation expense deductions. The reimbursement obligation arose once the restricted share award became fully vested on September 30, 2002. The Company's Chief Executive Officer fulfilled his reimbursement obligation through the delivery of shares of the Company's Common Stock owned by him. In the case of the SOFI IV affiliates, the reimbursement payment must be made through the delivery of approximately $2.4 million in cash or 131,250 shares of Common Stock. As of March 31, 2004, the SOFI IV affiliates fulfilled their obligation through the payment of approximately $2.4 million in cash. These reimbursement payments are reflected as "Additional paid-in capital" on the Company's Consolidated Balance Sheets, and not as an offset to the charge referenced above.

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

        For these three plans, the Company's performance is measured over a one-, two-, or three-year valuation period, beginning on January 1, 2002 and ending on December 31, 2002, March 31, 2004 and December 31, 2004, respectively. The end of the valuation period (i.e., the "valuation date") will be accelerated if there is a change in control of the Company. The High Performance Common Stock has a nominal value unless the total rate of shareholder return for the relevant valuation period exceeds the greater of: (1) 10.00%, 20.00%, or 30.00% for the 2002 plan, the 2003 plan and the 2004 plan, respectively; and (2) a weighted industry index total rate of return consisting of equal weightings of the Russell 1000 Financial Index and the Morgan Stanley REIT Index for the relevant period.

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

        A new 2006 plan has been established with a three-year valuation period ending December 31, 2006. Awards under the 2006 plan were approved on January 23, 2004. The 2006 plan had 5,000 shares of High Performance Common Stock with an aggregate initial purchase price of $714,700. The purchase price of the High Performance Common Stock was established by the Company's Board based upon, among other things, an independent valuation from a major securities firm. The provisions of the 2006 plan are substantially the same as the prior plans.

        The additional equity from the issuance of the High Performance Common Stock is recorded as a separate class of stock and included within shareholders' equity on the Company's Consolidated Balance Sheets. Net income allocable to common shareholders will be reduced by the HPU holders' share of dividends paid and undistributed earnings, if any.

401(k) Plan

        Effective November 4, 1999, the Company implemented a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50.00% of the first 10.00% of the participant's annual compensation. The Company made gross contributions of approximately $279,000 and $207,000 for the three months ended March 31, 2004 and 2003, respectively.

Note 11—Earnings Per Share

        The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three months ended March 31, 2004 and 2003, respectively (in thousands, except per share data):

	For the Three Months Ended March 31,
	2004	2003
Numerator:
Net income (loss) from continuing operations	$(35,019)	$66,909
Preferred dividend requirements	(19,600)	(9,227)

Net income (loss) allocable to common shareholders and HPU holders before income (loss) from discontinued operations and gain from discontinued operations(1)	(54,619)	57,682
Income (loss) from discontinued operations	(233)	780
Gain from discontinued operations	136	264

Net income (loss) allocable to common shareholders and HPU holders(1)	$(54,716)	$58,726

Denominator:
Weighted average common shares outstanding for basic earnings per common share	107,468	98,472
Add: effect of assumed shares issued under treasury stock method for stock options, restricted shares and warrants	—	1,549
Add: effect of contingent shares	—	1,264

Weighted average common shares outstanding for diluted earnings per common share	107,468	101,285

Basic earnings per common share:
Net income (loss) allocable to common shareholders before income (loss) from discontinued operations and gain from discontinued operations(2)	$(0.50)	$0.59
Income (loss) from discontinued operations	0.00	0.00
Gain from discontinued operations	0.00	0.00

Net income (loss) allocable to common shareholders(2)	$(0.50)	$0.59

Diluted earnings per common share:
Net income (loss) allocable to common shareholders before income (loss) from discontinued operations and gain from discontinued operations(2)(3)	$(0.50)	$0.58
Income (loss) from discontinued operations	0.00	0.00
Gain from discontinued operations	0.00	0.00

Net income (loss) allocable to common shareholders(2)(3)	$(0.50)	$0.58

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the three months ended March 31, 2004, net loss used to calculate earnings per common share excludes $905 of net loss allocable to HPU holders. For the three months ended March 31, 2003, net income used to calculate earnings per basic and diluted common share excludes $485 and $472 of net income allocable to HPU holders, respectively.

(3)
For the three months ended March 31, 2003, net income used to calculate earnings per diluted common share includes joint venture income of $39.

        For the three months ended March 31, 2004, there were approximately 2.2 million stock options, 84,000 restricted shares, 2.0 million contingent shares, 6.1 million warrants and 371,000 joint venture shares that were antidilutive. In addition, there were approximately 163,000 stock options, 6.1 million warrants and 298,000 joint venture shares that were antidilutive for the three months ended March 31, 2003.

Note 12—Comprehensive Income

        Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. Total comprehensive income (loss) was $(40.6) million and $72.5 million for the three months ended March 31, 2004 and 2003, respectively. The primary components of comprehensive income other than net income consist of amounts attributable to the adoption and continued application of SFAS No. 133, to the Company's cash flow and fair value hedges and changes in the fair value of the Company's available-for-sale investments.

        For the three months ended March 31, 2004 and 2003, the change in fair market value of the Company's unrealized gains (losses) on available-for-sale investments and cash flow and fair value hedges was a decrease of $5.5 million and an increase $4.6 million, respectively, and was recorded as an adjustment to accumulated other comprehensive income. The reconciliation to comprehensive income is as follows (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Net income (loss)	$(35,116)	$67,953
Other comprehensive income (loss):
Reclassification of unrealized gains into earnings upon realization	(3,897)	—
Unrealized gains on available-for-sale investments	2,587	5,926
Unrealized losses on cash flow and fair value hedges	(4,154)	(1,375)

Comprehensive income	$(40,580)	$72,504

        Unrealized gains (losses) on available-for-sale investments and cash flow and fair value hedges are recorded as adjustments to shareholders' equity through "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included in adjusted earnings or net income unless realized.

        As of March 31, 2004 and December 31, 2003, accumulated other comprehensive income (losses) reflected in the Company's shareholders' equity is comprised of the following (in thousands):

	As of March 31, 2004	As of December 31, 2003
Unrealized gains on available-for-sale investments	$8,052	$9,362
Unrealized losses on cash flow and fair value hedges	(12,509)	(8,354)

Accumulated other comprehensive income (losses)	$(4,457)	$1,008

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

Note 13—Dividends

        In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90.00% of its taxable income and must distribute 100.00% of its taxable income to avoid paying corporate federal income taxes. The Company anticipates it will distribute all of its taxable income to its shareholders. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may be required to borrow to make sufficient dividend payments.

        On April 1, 2004, the Company declared a dividend of approximately $79.4 million, or $0.6975 per common share applicable to the three-month period ended March 31, 2004 and payable to shareholders of record and holder of certain share equivalents on April 15, 2004. The Company also declared dividends aggregating $2.0 million, $2.8 million, $2.0 million and $1.5 million, respectively, on its Series D, E, F and G preferred stock, respectively, for the three months ended March 31, 2004. There are no divided arrearages on any of the preferred shares currently outstanding.

        Holders of shares of the Series B preferred stock are entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 9.375% per annum of the $25.00 liquidation preference, equivalent to a fixed annual rate of $2.34 per share. In connection with the redemption of the Series B preferred stock on February 23, 2004 the Company paid a final dividend of $920,000 representing unpaid dividends of $0.46 per share for the 70 days from the prior dividend payment on December 15, 2003. Upon redemption, the Company recognized a charge to net income allocable to common shareholders and HPU holders of $5.5 million included in "Preferred dividend requirements" on the Company's Consolidated Statements of Operations.

        Holders of shares of the Series C preferred stock are entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 9.20% per annum of the $25.00 liquidation preference, equivalent to a fixed annual rate of $2.30 per share. In connection with the redemption of the Series C preferred stock on

February 23, 2004 the Company paid a final dividend of $585,000 representing unpaid dividends of $0.45 per share for the 70 days from the prior dividend payment on December 15, 2003. Upon redemption, the Company recognized a charge to net income allocable to common shareholders and HPU holders of $3.5 million included in "Preferred dividend requirements" on the Company's Consolidated Statements of Operations.

        Holders of shares of the Series D preferred stock are entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 8.00% per annum of the $25.00 liquidation preference, equivalent to a fixed annual rate of $2.00 per share. Dividends are cumulative from the date of original issue and are payable quarterly in arrears on or before the 15th day of each March, June, September and December or, if not a business day, the next succeeding business day. Any dividend payable on the Series D preferred stock for any partial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable to holders of record as of the close of business on the first day of the calendar month in which the applicable dividend payment date falls or on another date designated by the Board of Directors of the Company for the payment of dividends that is not more than 30 nor less than ten days prior to the dividend payment date.

        Holders of shares of the Series E preferred stock are entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 7.875% per annum of the $25.00 liquidation preference, equivalent to a fixed annual rate of $1.97 per share. The remaining terms relating to dividends of the Series E preferred stock are substantially identical to the terms of the Series D preferred stock described above.

        Holders of shares of the Series F preferred stock are entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 7.80% per annum of the $25.00 liquidation preference, equivalent to a fixed annual rate of $1.95 per share. The remaining terms relating to dividends of the Series F preferred stock are substantially identical to the terms of the Series D preferred stock described above.

        Holders of shares of the Series G preferred stock are entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 7.65% per annum of the $25.00 liquidation preference, equivalent to a fixed annual rate of $1.91 per share. The remaining terms relating to dividends of the Series G preferred stock are substantially identical to the terms of the Series D preferred stock described above.

        Holders of the Series I preferred stock are entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 7.50% per annum of the $25.00 liquidation preference, equivalent to a fixed annual rate of $1.88 per share. The remaining terms relating to dividends of the Series I preferred stock are substantially identical to the terms of the Series D preferred stock described above.

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

        The Company has two reportable segments: Real Estate Lending and Corporate Tenant Leasing. The Company does not have any foreign operations. The accounting policies of the segments are the same as those described in Note 3. The Company has no single customer that accounts for more than 4.23% of revenues (see Note 9 for other information regarding concentrations of credit risk).

        The Company evaluates performance based on the following financial measures for each segment:

	Real Estate Lending	Corporate Tenant Leasing	Corporate/ Other(1)	Company Total
		(In thousands)
Three months ended March 31, 2004:
Total revenues(2):	$94,213	$74,898	$315	$169,426
Equity in earnings from joint ventures and unconsolidated subsidiaries:	—	6,248	—	6,248
Total operating and interest expense(3):	15,822	39,332	155,406	210,560
Net operating income (loss)(4):	78,391	41,814	(155,091)	(34,886)

As of March 31, 2004:
Total long-lived assets(5):	3,985,022	2,864,255	N/A	6,849,277
Total assets:	4,093,374	3,081,836	129,637	7,304,847

Three months ended March 31, 2003:
Total revenues(2):	$76,897	$64,473	$550	$141,920
Equity in (loss) earnings from joint ventures and unconsolidated subsidiaries:	—	1,029	(1,087)	(58)
Total operating and interest expense(3):	24,575	28,856	21,483	74,914
Net operating income (loss)(4):	52,322	36,646	(22,020)	66,948

As of December 31, 2003:
Total long-lived assets(5):	3,702,674	2,535,885	N/A	6,238,559
Total assets:	3,810,679	2,729,716	120,195	6,660,590

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

(3)
Total operating and interest expense represents provision for loan losses, loss on early extinguishment of debt and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. Interest expense on unsecured notes, general and administrative expense and general and administrative-stock-based compensation is included in Corporate and Other for all periods. Depreciation and amortization of $16.0 million and $13.0 million for the three months ended March 31, 2004 and 2003, respectively, are included in the amounts presented above.

(4)
Net operating income (loss) represents net income (loss) before minority interest, income (loss) from discontinued operations and gain from discontinued operations.

(5)
Total long-lived assets is comprised of Loans and Other Lending Investments, net and Corporate Tenant Lease Assets, net, for each respective segment.

Note 15—Subsequent Events

      On April 19, 2004, the Company completed a new $850.0 million unsecured revolving credit facility with 19 banks and financial institutions. The new facility has a three-year initial term with a one-year extension at the Company's option. The facility bears interest, based upon the Company's current credit ratings, at a rate of LIBOR + 1.00% and has a 25 basis point annual facility fee. This new credit facility replaces the existing $300.0 million unsecured credit facility maturing July 2004.

        On April 8, 2004, Lazard Freres exercised warrants issued to them as part of the Company's acquisition of their structured finance portfolio in 1998. As a result of this exercise the Company issued approximately 1.1 million shares of common stock. The warrants had previously been accounted for under the treasury method for earnings per share calculations and were included in the Company's diluted share count.

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

        The Company has experienced significant growth since its first quarter as a public company in 1998. Transaction volume for the fiscal year ended December 31, 2003 was $2.2 billion, compared to $1.7 billion in 2002 and $1.1 billion in 2001. The Company completed 60 financing commitments in 2003, compared to 41 in 2002 and 35 in 2001. During the first quarter of 2004 the Company had $948.8 million of transaction volume representing 14 financing commitments. Repeat customer business has become a key source of transaction volume for the Company, accounting for approximately 55.8% of the Company's cumulative volume through the first quarter of 2004. Based upon feedback from its customers, the Company believes that greater recognition of the Company and its reputation for completing highly structured transactions in an efficient manner have also contributed to increases in its transaction volume.

        The benefits of higher investment volumes were mitigated to an extent by the extremely low interest rate environment in 2002, 2003 and the first quarter of 2004. Low interest rates benefit the Company in that its borrowing costs decrease, but similarly, earnings on its variable-rate lending investments also decrease. Conversely, in an environment of rising interest rates, the Company's borrowing costs may increase, but earnings on its variable-rate lending investments would also increase. The Company's policy is to match fund its fixed-rate assets with fixed-rate debt and variable-rate assets with variable-rate debt so that changes in interest rates do not significantly impact the Company's earnings.

        During the difficult economic and real estate market conditions of 2002 and 2003, the Company focused its investment activity on lower risk investments such as first mortgages and corporate tenant lease transactions that met its risk adjusted return standards. The Company continued to emphasize these products in the first quarter of 2004. The Company has experienced minimal losses on its lending investments. In 2003 and the first quarter of 2004, the Company also focused on re-leasing space at its corporate tenant lease facilities under longer-term leases in an effort to reduce the impact of lease expirations on the Company's earnings. The Company has seen indications of improvements in the U.S. economy and strengthening in some sectors of the real estate markets in the first quarter of 2004. The Company believes that the commercial real estate industry is attracting large amounts of investment capital. The Company intends to maintain its disciplined approach to underwriting its investments and will adjust its focus away from markets and products where the Company believes that the available pricing terms do not fairly reflect the risks of the investments.

        The Company has continued to broaden its sources of capital and was particularly active in the capital markets in 2003 and in the first quarter of 2004. The Company's strong performance and the low interest rate environment enabled the Company to issue equity and debt securities in 2003 and the first quarter of 2004 on attractive pricing terms. The Company used the proceeds from the issuances to repay secured indebtedness and to refinance higher cost capital. The Company made significant progress in 2003 and continues to make progress in the first quarter of 2004 in migrating its debt obligations from secured debt towards unsecured debt. Subsequent to the first quarter of 2004, the Company completed a new $850.0 million unsecured revolving credit facility with 19 banks and financial institutions. The new facility has a three-year initial term with a one-year extension at the Company's option. The facility bears interest, based upon the Company's current credit ratings, at a rate of LIBOR plus 1.00% and has a 25 basis point annual facility fee. While the Company considers it prudent to have a broad array of sources of capital, including secured financing arrangements, the Company will continue to seek to reduce its use of secured debt and increase its use of unsecured debt.

        The Company's earnings for the first quarter of 2004 reflect the following charges:

  •
  a $106.9 million stock-based compensation charge relating to the full vesting of: (1) 2.0 million incentive shares awarded to our Chief Executive Officer under his March 2001 employment agreement; (2) 236,167 shares of common stock awarded to our Chief Executive Officer that are restricted from sale for five years unless performance thresholds in the Company's common stock price are met; (3) 100,000 restricted performance shares awarded to our Chief Financial Officer when she joined the Company in 2002; and (4) 155,000 shares of common stock awarded to several employees during 2002;

  •
  an $11.5 million charge relating to the redemption of $110.0 million of the Company's 8.75% Senior Notes due 2008 at a redemption price of 108.75% of the principal amount of the notes being redeemed; and

  •
  a $9.0 million charge to net income allocable to common shareholders and HPU holders relating to the redemption of all the Company's outstanding 9.375% Series B and 9.200% Series C Cumulative Redeemable Preferred Stock.

        In the first quarter of 2004, the Company continued to take advantage of opportunities to refinance a portion of its higher cost debt securities and preferred stock through the issuance of unsecured debt and equity securities having much lower costs to the Company.

Results of Operations

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

        Interest income—Interest income increased by $9.7 million to $83.1 million for the three months ended March 31, 2004 from $73.4 million for the same period in 2003. This increase was primarily due to $31.1 million of interest income on new originations or additional fundings, offset by an $18.4 million decrease from the repayment of loans and other lending investments. This increase was partially offset by a decrease in interest income on the Company's variable-rate lending investments as a result of lower average one-month LIBOR rates of 1.10% in 2004, compared to 1.34% in 2003.

        Operating lease income—Operating lease income increased by $10.2 million to $74.4 million for the three months ended March 31, 2004 from $64.2 million for the same period in 2003. Of this increase, $12.5 million was attributable to new CTL investments. This increase was partially offset by $1.9 million of lower operating lease income due to vacancies on certain CTL assets.

        Other income—Other income generally consists of prepayment penalties and realized gains from the early repayment of loans and other lending investments, asset management fees, lease termination fees, mortgage servicing fees and dividends on certain investments. The Company's experience has been that early repayments increase significantly in low interest rate environments. During the three months ended March 31, 2004, other income included realized gains on sale of lending investments of $4.6 million, income from loan repayments and prepayment penalties of $6.3 million, asset management, mortgage servicing and other fees of approximately $654,000 and other miscellaneous income such as dividend payments of $323,000.

        During the three months ended March 31, 2003, other income included realized gains on loan repayments of $3.0 million, asset management, mortgage servicing fees and other fees of approximately $1.2 million and other miscellaneous income such as dividend payments of $121,000.

        Interest expense—For the three months ended March 31, 2004, interest expense increased by $4.6 million to $52.6 million from $48.0 million for the same period in 2003. This increase was primarily due to higher average borrowings on the Company's debt obligations, term loans and secured notes. This increase was partially offset by lower average one-month LIBOR rates, which averaged 1.10% in 2004 compared to 1.34% in 2003 on the unhedged portion of the Company's variable-rate debt and by a $1.3 million increase in amortization of deferred financing costs on the Company's debt obligations in 2004 compared to the same period in 2003.

        Operating costs—corporate tenant lease assets—For the three months ended March 31, 2004, operating costs increased by approximately $2.2 million from $3.7 million to $5.9 million for the same period in 2003. This increase is primarily related to new CTL investments and higher unrecoverable operating costs due to vacancies on certain CTL assets.

        Depreciation and amortization—Depreciation and amortization increased by $3.0 million to $16.0 million for the three months ended March 31, 2004 from $13.0 million for the same period in 2003. This increase is primarily due to depreciation on new CTL investments.

        General and administrative—For the three months ended March 31, 2004, general and administrative expenses increased by $5.7 million to $13.4 million, compared to $7.7 million for the same period in 2003. This increase is primarily due to the consolidation of iStar Operating and the increase in payroll and compensation expenses.

        General and administrative—stock-based compensation—General and administrative-stock-based compensation increased by $106.7 million for the three months ended March 31, 2004 compared to the same period in 2003. In 2004, the Company recognized a charge of approximately $106.9 million composed of $4.1 million for the performance-based vesting of 100,000 restricted shares granted under the Company's long-term incentive plan to the Chief Financial Officer, $86.0 million for the vesting of 2.0 million phantom shares on March 30, 2004 granted to the Chief Executive Officer, $10.1 million for the one-time award of Common Stock to the Chief Executive Officer, and $6.7 million for the vesting of 155,000 restricted shares granted to several employees.

        Provision for loan losses—The Company's charge for provision for loan losses increased to $3.0 million for the three months ended March 31, 2004 compared to $1.8 million in the same period in 2003. As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, the Company has experienced minimal actual losses on its loan investments to date. The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company's assessment of general market conditions, the Company's internal risk management policies and credit risk rating system, industry loss experience, the Company's assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

        Loss on early extinguishment of debt—During the three months ended March 31, 2004, the Company had $11.5 million of losses on early extinguishment of debt associated with the prepayment penalties and amortization of deferred financing costs related to the redemption of $110.0 million of the Company's 8.75% Senior Notes due 2008. In addition, the Company incurred $428,000 of losses associated with the amortization of deferred financing costs related to the early repayment of the Company's $60.0 million term loan which had an original maturity of June 2004. The Company also incurred a loss of $287,000 associated with amortization of deferred financing costs related to the early repayment of the Company's $193.0 million term loan which had an original maturity of July 2004. All of these activities related to the Company's strategies of migrating its borrowings toward more unsecured debt and taking advantage of lower cost refinancing opportunities.

        During the three months ended March 31, 2003, the Company had no losses on early extinguishment of debt.

        Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries—For the three months ended March 31, 2004, equity in earnings (loss) from joint ventures and unconsolidated subsidiaries increased by $6.3 million to $6.2 million from approximately $(58,000) for the same period in 2003. This increase is primarily due to the conveyance by one of the Company's CTL joint ventures of its interest in two buildings and the related property to the mortgage lender in exchange for satisfaction of its obligations of the related loan. (see Note 6 to the Company's Consolidated Financial Statements).

        Income (loss) from discontinued operations—For the three months ended March 31, 2004 and 2003, operating income (loss) earned by the Company on CTL assets sold (prior to their sale) and assets held for sale of approximately $(233,000) and $780,000, respectively, is classified as "discontinued operations," even though such income or loss was recognized by the Company prior to the asset dispositions or classification as "Assets held for sale" on the Company's Consolidated Balance Sheets.

        Gain from discontinued operations—During the three months ended 2004, the Company disposed of one CTL asset for net proceeds of $2.8 million and recognized a gain of approximately $136,000.

        During the three months ended 2003, the Company disposed of one CTL asset for net proceeds of $4.0 million and recognized a gain of approximately $264,000.

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

        The Company believes that to facilitate a clear understanding of the historical operating results of the Company, adjusted earnings should be examined in conjunction with net income as shown in the Company's Consolidated Statements of Operations. Adjusted earnings should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs or available for distribution to the Company's shareholders. The Company's management believes that adjusted earnings more closely approximates operating cash flow and is a useful measure for investors to consider, in conjunction with net income and other GAAP measures, in evaluating the Company's financial performance. This is primarily because the Company is a commercial finance company that focuses on real estate lending and corporate tenant leasing; therefore, the Company's net income (determined in accordance with GAAP) reflects significant non-cash depreciation expense on CTL assets and significant non-cash amortization expense of deferred financing costs. In addition, several of the Company's material borrowing arrangements contain covenants based on adjusted earnings, therefore, the Company must monitor adjusted earnings in order to ensure compliance with these covenants. It should be noted that the Company's manner of calculating adjusted earnings may differ from the calculation of similarly-titled measures by other companies.

	For the Three Months Ended March 31,
	2004	2003
	(Unaudited) (In thousands)
Adjusted earnings:
Net income (loss) allocable to common shareholders and HPU holders	$(54,716)	$58,726
Add: Joint venture income	—	249
Add: Depreciation	15,938	13,272
Add: Joint venture depreciation and amortization	1,532	1,012
Add: Amortization of deferred financing costs	10,312	6,451
Less: Gains from discontinued operations	(136)	(264)

Adjusted diluted earnings allocable to common shareholders and HPU holders(1)(2)(3)(4)	$(27,070)	$79,446

Weighted average diluted common shares outstanding(5)	107,468	101,582

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the three months ended March 31, 2004 and 2003, includes $447 of net loss and $636 of net income, respectively, allocable to HPU holders.

(3)
For the three months ended March 31, 2004, includes $11.5 million of cash paid for prepayment penalties associated with early extinguishment of debt.

(4)
For the three months ended March 31, 2004, includes a $106.9 million charge related to performance-based vesting of 100,000 restricted shares granted under the Company's long-term incentive plan to the Chief Financial Officer, the vesting of 2.0 million phantom shares on March 30, 2004 granted to the Chief Executive Officer, the one-time award of Common Stock with a value of $10.0 million to the Chief Executive Officer, the vesting of 155,000 restricted shares granted to several employees and the Company's share of taxes associated with all transactions.

(5)
For the three months ended March 31, 2003, in addition to the GAAP defined weighted average diluted shares outstanding this balance includes an additional 297,000 shares relating to the additional dilution of joint venture shares.

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

        Loans and Other Lending Investments Credit Statistics — The table below summarizes the Company's loans and other lending investments that are more than 60-days past due in scheduled payments and details the provision for loan losses associated with the Company's lending investments for March 31, 2004, and December 31, 2003, as well as charge-offs for the three months ended March 31, 2004, and the year ended December 31, 2003 (in thousands):

	As of March 31, 2004		As of December 31, 2003
	$	%	$	%
Carrying value of loans past due 60 days or more/ As a percentage of loans and other lending investments	$27,526	0.68%	$27,480	0.74%
Provision for loan losses/ As a percentage of loans and other lending investments	36,436	0.91%	33,436	0.89%
Net charge-offs/ As a percentage of loans and other lending investments	—	—	3,314	0.09%

        Non-Accrual Loans—The Company transfers loans to non-accrual status at such time as: (1) management believes that the potential risk exists that scheduled debt service payments will not be met within the coming 12 months; (2) the loan becomes 90 days delinquent; (3) management determines the borrower is incapable of, or ceased efforts toward, curing the cause of an impairment; or (4) the net realizable value of the loan's underlying collateral approximates the Company's carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. As of March 31, 2004, the Company has three assets on non-accrual status with an aggregate carrying value of $40.3 million, or 0.55% of total assets, compared to 0.61% at December 31, 2003. Two of these three borrowers remain current on all of the debt service payments due to the Company. Management believes there is adequate collateral to support the book values of the assets.

        Watch List Assets—The Company conducts a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." As of March 31, 2004, the Company had five assets on its credit watch list, including the three non-accrual loans discussed above, with an aggregate carrying value of $116.2 million, or 1.59% of total assets, compared to 1.55% at December 31, 2003.

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

		Principal Payments Due By Period(1)
	Total	Less Than 1 Year	2-3 Years	4-5 Years	6-10 Years	After 10 Years
	(In thousands)
Long-Term Debt Obligations:
Secured revolving credit facilities	$530,857	$—	$530,857	$—	$—	$—
Unsecured revolving credit facilities	—	—	—	—	—	—
Secured term loans	799,816	25,756	259,964	325,290	96,060	92,746
iStar Asset Receivables secured notes(2)	1,240,800	33,484	208,466	—	998,850	—
Unsecured notes	2,100,000	—	225,000	775,000	1,000,000	100,000
Other debt obligations	—	—	—	—	—	—

Total	4,671,473	59,240	1,224,287	1,100,290	2,094,910	192,746
Operating Lease Obligations:(3)	16,067	2,879	5,878	4,761	2,549	—

Total	$4,687,540	$62,119	$1,230,165	$1,105,051	$2,097,459	$192,746

Explanatory Notes:

(1)
Assumes exercise of extensions on the Company's long-term debt obligations to the extent such extensions are at the Company's option.

(2)
Based on expected proceeds from principal payments received on loan assets collateralizing such notes.

(3)
The Company also has a $1.0 million letter of credit outstanding as security for its primary corporate office lease.

        The Company has four LIBOR-based secured revolving credit facilities with an aggregate maximum capacity of $2.0 billion, of which $530.9 million was drawn as of March 31, 2004 (see Note 7 to the Company's Consolidated Financial Statements). Availability under these facilities is based on collateral provided under a borrowing base calculation. At March 31, 2004, the Company also had an unsecured credit facility totaling $300.0 million which bears interest at LIBOR + 2.125% per annum and matures in July 2004. At March 31, 2004, the Company had no amounts drawn under this facility.

        The Company's debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include limitations on the Company's ability to incur indebtedness beyond specified levels, restrictions on the Company's ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. Significant non-financial covenants include a requirement in its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of March 31, 2004, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

        Unencumbered Assets/Unsecured Debt—The Company has made and will continue to make progress in migrating its balance sheet towards more unsecured debt, which generally results in a corresponding reduction of secured debt and an increase in unencumbered assets. The exact timing in which the Company will issue or borrow unsecured debt will be subject to market conditions. The following table shows the ratio of unencumbered assets to unsecured debt at March 31, 2004 and December 31, 2003 (in thousands):

	As of March 31, 2004	As of December 31, 2003
Total Unencumbered Assets	$3,588,944	$2,167,388
Total Unsecured Debt(1)	$2,100,000	$1,315,000
Unencumbered Assets/Unsecured Debt(2)	171%	165%

Explanatory Notes:

(1)
See Note 7 to the Company's Consolidated Financial Statements for a more detailed description of the Company's unsecured debt.

(2)
At December 31, 2003, the Company had assets with an aggregate book value of $346.6 million pledged as collateral to its secured revolving credit facilities for which there were no amounts drawn. If these assets had been released from the credit facilities, unencumbered assets/unsecured debt would have been 191%.

        Capital Markets Financings—The Company was an active issuer in the capital markets in three months ended March 31, 2004. The continued strength of the Company's stock price and the low interest rate environment provided the Company with the opportunity to issue equity and debt securities on attractive pricing terms. During the three months ended March 31, 2004, the Company issued $850.0 million aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 4.875% to 5.700% and maturing between 2009 and 2014 and $175.0 million of variable-rate Senior Notes bearing interest at annual rates of three- month LIBOR+1.25% and maturing in 2007. The Company issued 8.3 million shares of preferred stock in two series with cumulative annual dividend rates of 7.50%.

        During the 12 months ended December 31, 2003, the Company issued $685.0 million aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 6.00% to 7.00% and maturing between 2008 and 2013. All of the shares of preferred stock have a liquidation preference of $25.00 per share. The Company issued 12.8 million shares of preferred stock in three series with cumulative annual dividend rates ranging from 7.650% to 7.875%. The Company also issued 5.0 million shares of Common Stock in 2003 at a price to the public of $38.50 per share.

        The Company primarily used the proceeds from the issuances of securities described above to repay secured indebtedness as it migrates its balance sheet towards more unsecured debt and to refinance higher yielding obligations. During the three months ended March 31, 2004, the Company redeemed approximately $110.0 million aggregate principal amount of its outstanding 8.75% Senior Notes due 2008 at a price of 108.75% of par. In connection with this redemption, the Company recognized a charge to income of $11.5 million included in "Loss on early extinguishment of debt" on the Company's Consolidated Statements of Operations. The Company also retired its 3.3 million shares of Series H Variable Rate Cumulative Redeemable Preferred Stock. In addition, the Company redeemed all of its 2.0 million shares of 9.375% Series B Cumulative Redeemable Preferred Stock and all of its 1.3 million shares of 9.200% Series C Cumulative Redeemable Preferred Stock. In connection with this redemption, the Company recognized a charge to net income allocable to common shareholders and HPU holders of approximately $9.0 million included in "Preferred dividend requirements" on the Company's Consolidated Statements of Operations.

        During the 12 months ended December 31, 2003, the Company retired all of its 4.0 million shares of 9.50% Series A Cumulative Redeemable Preferred Stock and the 6.75% Dealer Remarketable Securities of its Leasing Subsidiary.

        Other Financing Activities—On March 12, 2004, one of the Company's $700.0 million secured facilities was amended to reduce the maximum amount available to $250.0 million, to extend the maturity to March 2005 and to reduce the stated interest rate on first mortgages and CTL assets to LIBOR + 1.50% and on subordinate and mezzanine lending investments to LIBOR + 2.05%.

        On March 10, 2004, the Company repaid its $193.0 million term loan financing secured by 15 CTL assets with an original maturity of July 2004.

        On January 13, 2004, the Company closed $200.0 million of term financing with a leading financial institution that is secured by certain corporate bond investments and other lending securities. A number of these investments were previously financed under existing credit facilities. The new facility bears interest at LIBOR + 1.05%-1.50% and has a final maturity date of January 2006.

        On December 5, 2003, the Company issued $350.0 million of 6.00% Senior Notes due 2010 and $150.0 million of 6.50% Senior Notes due in 2013. The Notes due 2010 were sold at 99.44% of their principal amount and the Notes due 2013 were sold at 99.23% of their principal amount. The Notes are unsecured senior obligations of the Company. The Company used the net proceeds to partially repay secured indebtedness.

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

        The primary risks from the Company's use of derivative instruments are the risks that a counterparty to a hedging arrangement could default on its obligation and the risk that the Company may have to pay certain costs, such as transaction fees or breakage costs, if a hedging arrangement is terminated by the Company. As a matter of policy, the Company enters into hedging arrangements with counterparties that are large, creditworthy financial institutions typically rated at least "A" by Standard & Poor's ("S&P") and "A2" by Moody's Investors Service ("Moody's"). The Company's hedging strategy is approved and monitored by the Company's Audit Committee on behalf of its Board of Directors and may be changed by the Board of Directors without stockholder approval.

        The Company has entered into the following cash flow and fair value hedges that are outstanding as of March 31, 2004. The net value (liability) associated with these hedges is reflected on the Company's Consolidated Balance Sheets (in thousands).

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date		Maturity Date	Estimated Value at March 31, 2004
Pay-Fixed Swap	$235,000	1.135%	3/11/04		9/15/04	$(50)
Pay-Fixed Swap	200,000	1.144%	3/11/04		9/15/04	(52)
Pay-Fixed Swap	200,000	1.144%	3/11/04		9/15/04	(52)
Pay-Fixed Swap	125,000	2.885%	1/23/03		6/25/06	(2,678)
Pay-Fixed Swap	125,000	2.838%	2/11/03		6/25/06	(2,546)
Pay-Fixed Swap	75,000	5.580%	11/4/99	(1)	12/1/04	(2,528)
Pay-Floating Swap	200,000	4.381%	12/17/03		12/15/10	6,328
Pay-Floating Swap	105,000	3.678%	1/15/04		1/15/09	1,157
Pay-Floating Swap	100,000	4.345%	12/17/03		12/15/10	2,936
Pay-Floating Swap	100,000	3.878%	11/27/02		8/15/08	4,117
Pay-Floating Swap	100,000	3.713%	1/15/04		1/15/09	1,266
Pay-Floating Swap	100,000	3.686%	1/15/04		1/15/09	1,142
Pay-Floating Swap	50,000	3.810%	11/27/02		8/15/08	1,915
Pay-Floating Swap	50,000	4.290%	12/17/03		12/15/10	1,294
Pay-Floating Swap	45,000	3.684%	1/15/04		1/15/09	508
LIBOR Cap	345,000	8.000%	5/22/02		5/28/14	8,742
LIBOR Cap	135,000	6.000%	9/29/03		10/15/06	167
LIBOR Cap	75,000	7.750%	11/4/99	(1)	12/1/04	—
LIBOR Cap	35,000	7.750%	11/4/99	(1)	12/1/04	—
LIBOR Cap	24,000	9.000%	9/25/03		11/9/04	—

Total Estimated Value						$21,666

Explanatory Note:

(1)
Acquired in connection with the TriNet Acquisition (see Note 1).

        Between January 1, 2003 and March 31, 2004, the Company also had outstanding the following cash flow hedges that have expired or been settled (in thousands):

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date	Maturity Date
Pay-Fixed Swap	$125,000	7.058%	6/15/00	6/25/03
Pay-Fixed Swap	125,000	7.055%	6/15/00	6/25/03
Pay-Fixed Swap	100,000	4.139%	9/29/03	1/2/11
Pay-Fixed Swap	100,000	4.643%	9/29/03	1/2/14
Pay-Floating Swap	100,000	4.484%	1/16/04	5/1/14
Pay-Floating Swap	50,000	4.502%	1/16/04	5/1/14
Pay-Floating Swap	50,000	4.500%	1/16/04	5/1/14

        On March 11, 2004, the Company entered into three pay-fixed interest rate swaps all with six-month terms, rates of 1.135%, 1.144% and 1.144% and notional amounts of $235.0 million, $200.0 million and $200.0 million, respectively.

        On January 16, 2004, the Company entered into three forward starting swaps all with 10-year terms and rates of 4.484%, 4.502% and 4.500% and notional amounts of $100.0 million, $50.0 million and $50.0 million, respectively, and were used to lock-in swap rates related to a portion of planned future corporate unsecured fixed-rate bond issuances. These three swaps were settled in connection with the Company's issuance of $250.0 million of 10-year Senior Notes in March 2004.

        On January 15, 2004, in connection with the Company's fixed-rate corporate bonds, the Company entered into four pay-floating interest rate swaps struck at 3.678%, 3.713%, 3.686% and 3.684% with notional amounts of $105.0 million, $100.0 million, $100.0 million and $45.0 million, respectively, and maturing on January 15, 2009. The Company pays six-month LIBOR and receives the stated fixed rate in return. These swaps mitigate the risk of changes in the fair value of $350.0 million of five-year Senior Notes attributable to changes in LIBOR. For accounting purposes, the difference between the fixed rate received and the LIBOR rate paid on the notional amount of the swap is recorded as "Interest expense" on the Company's Consolidated Statements of Operations. In addition, the Company adjusts the value of the swap to its fair value and adjusts the carrying amount of the hedged liability by an offsetting amount on a quarterly basis.

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

        Off-Balance Sheet Transactions—The Company is not dependent on the use of any off-balance sheet financing arrangements for liquidity. As of March 31, 2004, the Company had investments in two CTL joint ventures accounted for under the equity method, which had total debt obligations outstanding of approximately $102.7 million. The Company's pro rata share of the ventures' third-party debt was approximately $41.7 million (see Note 6 to the Company's Consolidated Financial Statements). These ventures were formed for the purpose of operating, acquiring and in certain cases, developing CTL facilities. The debt obligations of these joint ventures are non-recourse to the ventures and the Company, and mature between fiscal years 2005 and 2011. As of March 31, 2004, the debt obligations consisted of four term loans bearing fixed rates per annum ranging from 7.61% to 8.43%.

        The Company's STARs securitizations are all on-balance sheet financings.

        The Company has certain discretionary and non-discretionary unfunded commitments related to its loans and other lending investments that it may need to, or choose to, fund in the future. Discretionary commitments are those under which the Company has sole discretion with respect to future funding. Non-discretionary commitments are those under which the Company is generally obligated to fund at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of March 31, 2004, the Company had 22 loans with unfunded commitments totaling $328.9 million, of which $15.1 million was discretionary and $313.8 million was non-discretionary.

        Ratings Triggers—The $300.0 million unsecured revolving credit facility that the Company held in place at March 31, 2004, bore interest at LIBOR + 2.125% per annum based on the Company's senior unsecured credit ratings of BB+ from S&P, Ba1 from Moody's and BBB- from Fitch Ratings. If the Company achieved a higher rating from either S&P or Moody's, the facility's interest rate would have improved to LIBOR + 2.00% per annum. If the Company's credit rating were downgraded by any of the rating agencies (regardless of how far), the facility's interest rate would have increased to LIBOR + 2.25% per annum. As of March 31, 2004, there was no outstanding balance on this facility. Accordingly, management does not believe any rating changes would have a material adverse impact on the Company's results of operations. There were no other ratings triggers in any of the Company's debt instruments or other operating or financial agreements at March 31, 2004.

        On July 30, 2002, the Company's senior unsecured credit rating was upgraded to an investment grade rating of BBB- from BB+ by Fitch Ratings. In addition, on July 31, 2002 and August 1, 2002, Moody's and S&P respectively raised their ratings outlook for the Company's senior unsecured credit rating to "positive." On October 22, 2003, Moody's confirmed its rating of Ba1 and its ratings outlook of "positive" for the Company. On November 20, 2003, S&P also reaffirmed its rating of BB+ and its ratings outlook of "positive" for the Company.

        Transactions with Related Parties—The Company has an investment in iStar Operating Inc. ("iStar Operating"), a taxable subsidiary that, through a wholly-owned subsidiary, services the Company's loans and certain loan portfolios owned by third parties. The Company owns all of the non-voting preferred stock and a 95.00% economic interest in iStar Operating. The common shareholder, an entity controlled by a former director of the Company, is the owner of all the voting common stock and a 5.00% economic interest in iStar Operating. As of March 31, 2004, there have never been any distributions to the common shareholder, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of iStar Operating at fair market value, which the Company believes to be nominal.

        iStar Operating has elected to be treated as a taxable REIT subsidiary for purposes of maintaining compliance with the REIT provisions of the Code and prior to July 1, 2003 was accounted for under the equity method for financial statement reporting purposes and was presented in "Investments in and advances to joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Balance Sheets. As of July 1, 2003, the Company consolidates this entity as a VIE (see Note 3 to the Company's Consolidated Financial Statements) with no material impact. Prior to its consolidation, the Company charged an allocated portion of its general overhead expenses to iStar Operating based on the number of employees at iStar Operating as a percentage of the Company's total employees. These general overhead expenses were in addition to the direct general and administrative costs of iStar Operating. As of March 31, 2004, iStar Operating had no debt obligations.

        In addition, the Company had an investment in TriNet Management Operating Company, Inc. ("TMOC"), an entity originally formed to make a $2.0 million investment in the convertible debt securities of a real estate company which trades on the Mexican Stock Exchange. This investment was made by TriNet prior to its acquisition by the Company in 1999. On June 30, 2003, the $2.0 million investment was fully repaid and during the third quarter 2003, the entity was liquidated.

        The Company entered into an employment agreement with its Chief Executive Officer as of March 31, 2001. In addition to the salary and bonus provisions of the agreement, the agreement provides for an award of 2.0 million phantom units to the executive, each of which notionally represents one share of the Company's Common Stock. Portions of these phantom units will vest on a contingent basis if the average closing price of the Company's Common Stock achieves certain levels (ranging from $25.00 to $37.00 per share) for 60 consecutive calendar days. The total rate of return (share price appreciation plus the reinvestment of dividends at market price on the date of distribution) from January 1, 2001 through March 30, 2004 was 175.80%. All 2.0 million phantom share units became fully vested on March 30, 2004 as a result of the Company achieving a $37.00 share price for 60 consecutive calendar days. Upon the phantom share units becoming fully vested, the Company delivered to the executive 728,552 shares of Common Stock and $53.9 million of cash, the total of which is equal to the fair market value of the 2.0 million shares of Common Stock multiplied by the closing stock price of $42.40 on March 30, 2004. See "Critical Accounting Policies-Executive Compensation" below for a discussion of the accounting treatment applicable to the compensation awarded to the Chief Executive Officer under this agreement.

        As more fully described in Note 10 to the Company's Consolidated Financial Statements certain affiliates of SOF IV and the Company's Executive Officer have agreed to reimburse the Company for the value of restricted shares awarded to the former President in excess of 350,000 shares.

        DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three months ended March 31, 2004 and 2003, the Company issued a total of approximately 376,000 million and 619,000 shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three months ended March 31, 2004 and 2003 were approximately $15.5 million and $17.4 million, respectively. There are approximately 2.8 million shares available for issuance under the plan as of March 31, 2004.

        Stock Repurchase Program—The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of March 31, 2004, the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. The Company has not repurchased any shares under the stock repurchase program since November 2000.

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

        Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. During the three months ended March 31, 2004, management reviewed and evaluated its critical accounting policies and believes them to be appropriate. The Company's accounting policies are described in Note 3 to the Company's Consolidated Financial Statements. The following are significant events relating to critical accounting policies during the three months ended March 31, 2004:

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

        On March 30, 2004, 2.0 million of the phantom shares awarded to the Chief Executive Officer became fully vested. The market price of the Common Stock on March 30, 2004 was $42.40 and the Company incurred a one-time charge to earnings at that time of approximately $86.0 million (the fair market value of the 2.0 million shares at $42.40 per share plus the Company's share of taxes). The Company paid the Chief Executive Officer $53.9 million in cash with the remainder in the form of 728,552 shares of the Company's Common Stock.

        On February 11, 2004, the Company entered into a new employment agreement with its Chief Executive Officer which took effect upon the expiration of the old agreement. The new agreement has an initial term of three years and provides for the following compensation:

  •
  an annual salary of $1.0 million;

  •
  a potential annual cash incentive award of up to $5.0 million if performance goals set by the Compensation Committee of the Board of Directors in consultation with the Chief Executive Officer are met; and

  •
  a one-time award of Common Stock with a value of $10.0 million at March 31, 2004 (based upon the trailing 20-day average closing price of the Common Stock); the award was fully vested when granted and dividends will be paid on the shares from the date of grant, but the shares cannot be sold for five years unless the price of the Common Stock during the 12 months ending March 31 of each year increases by at least 15.00%, in which case the sale restrictions on 25.00% of the shares awarded will lapse in respect of each 12-month period. In connection with this award the Company recorded a $10.1 million charge in "General and administrative—stock based compensation expense" on the Company's Consolidated Statements of Operations.

        In addition, the Chief Executive Officer purchased an 80.00% interest in the Company's 2006 High Performance Unit Program for directors and executive officers. This performance program was approved by the Company's shareholders in 2003 and is described in detail in the Company's 2003 annual proxy statement. The purchase price to be paid by the Chief Executive Officer is based upon a valuation prepared by an independent investment-banking firm. The interests purchased by the Chief Executive Officer will only have nominal value to him unless the Company achieves total shareholder returns in excess of those achieved by peer group indices, all as more fully described in the Company's 2003 annual proxy statement.

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

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE"), and how to determine when and which business enterprise should consolidate a VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements took effect immediately and were required for all financial statements initially issued or modified after January 31, 2003. Immediate consolidation is required for VIEs entered into or modified after February 1, 2003 in which the Company is deemed the primary beneficiary. For VIEs in which the Company entered into prior to February 1, 2003, FIN 46 was deferred the quarter ended March 31, 2004. In December 2003, the FASB issued a revised FIN 46 that modifies and clarifies various aspects of the original Interpretation. FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest. The adoption of the additional consolidation provisions of FIN 46 did not have a material impact on the Company's Consolidated Financial Statements (see Note 6).

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

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the disclosure committee and other members of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

        There have been no changes during the last fiscal quarter in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        The following table summarizes information concerning issuer purchases of equity securities:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 1 to February 29, 2004	2,000,000 shares of 9.375% Series B Cumulative Redeemable Preferred Stock	$25 per share plus accrued and unpaid dividends of $0.46 per share	2,000,000		0
February 1 to February 29, 2004	1,300,000 shares of 9.20% Series C Cumulative Redeemable Preferred Stock	$25 per share plus accrued and unpaid dividends of $0.45 per share	1,300,000		0

Total	3,300,000		3,300,000	(1)	0

Explanatory Note:

(1)
The Company announced on January 23, 2004 that it would redeem all 2,000,000 outstanding shares of its 9.375% Series B Cumulative Redeemable Preferred Stock and all 1,300,000 outstanding shares of its 9.20% Series C Cumulative Redeemable Preferred Stock. The redemption of these shares took place on February 23, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a.
  Exhibits

  10.0
  Unsecured Revolving Credit Facility dated April 19, 2004 among the Company and the Lenders named herein.

  31.0
  Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.

  32.0
  Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

  b.
  Reports on Form 8-K

    On January 16, 2004, a Current Report on Form 8-K was filed in order to file the press release announcing the Company agreed to sell $350.0 million of 4.875% Senior Notes due 2009.

    On January 23, 2004, a Current Report on Form 8-K was filed in order to file the Purchase Agreement for the sale of $350.0 million of the Company's 4.875% Senior Notes due 2009.

    On February 12, 2004, a Current Report on Form 8-K was filed in order to file the Company's Earning Release in connection with the year ended December 31, 2003.

    On February 27, 2004, a Current Report on Form 8-K was filed in order to file the Underwriting Agreement between iStar Financial Inc. and Bear, Stearns & Co., the Articles Supplementary relating to the Series I Preferred Stock, the Form of 7.50% Series I Cumulative Redeemable Preferred Stock Certificate and the Opinion of Clifford Chance US LLP relating to the legality of the Preferred Stock.

    On March 4, 2004, a Current Report on Form 8-K was filed in order to file the press release announcing the Company agreed to sell $350.0 million of 5.70% Senior Notes due 2014.

    On March 10, 2004, a Current Report on Form 8-K was filed in order to file the press release announcing the Company agreed to sell $150.0 million of Senior Floating-Rate Notes due 2007.

    On March 26, 2004, a Current Report on Form 8-K was filed in order to file the Capitalization Table in connection with the March 25, 2004 preliminary offering memorandum.

    On March 30, 2004, a Current Report on Form 8-K was filed in order to the file the press release announcing the Company agreed to sell $250.0 million of 5.125% Senior Notes due 2011.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSTAR FINANCIAL INC. Registrant
Date: May 10, 2004	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer
Date: May 10, 2004
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
SIGNATURES