Form 10-Q
period 2004-06-30
ISTAR FINANCIAL INC
filed 2004-08-06
CIK 1095651

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
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

        As of August 3, 2004, there were 111,182,445 shares of common stock of iStar Financial Inc. $0.001/par value per share outstanding ("Common Stock").

iStar Financial Inc.

Index to Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	As of June 30, 2004	As of December 31, 2003
ASSETS
Loans and other lending investments, net	$4,255,005	$3,702,674
Corporate tenant lease assets, net	2,854,967	2,535,885
Investments in and advances to joint ventures and unconsolidated subsidiaries	18,380	25,019
Assets held for sale	51,692	24,800
Cash and cash equivalents	96,073	80,090
Restricted cash	82,625	57,665
Accrued interest and operating lease income receivable	26,689	26,076
Deferred operating lease income receivable	63,412	51,447
Deferred expenses and other assets	157,588	156,934

Total assets	$7,606,431	$6,660,590

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$157,387	$126,524
Debt obligations	4,942,568	4,113,732

Total liabilities	5,099,955	4,240,256

Commitments and contingencies	—	—
Minority interest in consolidated entities	12,572	5,106
Shareholders' equity:
Series B Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 0 and 2,000 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	—	2
Series C Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 0 and 1,300 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	—	1
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at June 30, 2004 and December 31, 2003	4	4
Series E Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,600 shares issued and outstanding at June 30, 2004 and December 31, 2003	6	6
Series F Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at June 30, 2004 and December 31, 2003	4	4
Series G Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 3,200 shares issued and outstanding at June 30, 2004 and December 31, 2003	3	3
Series I Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,000 and 0 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	5	—
High Performance Units	7,433	5,131
Common Stock, $0.001 par value, 200,000 shares authorized, 111,167 and 107,215 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	111	107
Warrants and options	6,489	20,695
Additional paid-in capital	2,833,843	2,678,772
Retained earnings (deficit)	(303,548)	(242,449)
Accumulated other comprehensive income (losses) (See Note 12)	(2,390)	1,008
Treasury stock (at cost)	(48,056)	(48,056)

Total shareholders' equity	2,493,904	2,415,228

Total liabilities and shareholders' equity	$7,606,431	$6,660,590

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Interest income	$92,195	$74,079	$175,252	$147,506
Operating lease income	79,985	65,584	154,413	129,748
Other income	9,910	8,440	21,851	12,769

Total revenue	182,090	148,103	351,516	290,023

Costs and expenses:
Interest expense	59,121	50,191	111,687	98,171
Operating costs—corporate tenant lease assets	5,845	3,693	11,724	7,345
Depreciation and amortization	17,163	13,458	33,206	26,488
General and administrative	12,511	9,038	25,870	16,719
General and administrative—stock-based compensation expense	568	866	108,109	1,689
Provision for loan losses	2,000	1,750	5,000	3,500
Loss on early extinguishment of debt	1,006	—	13,178	—

Total costs and expenses	98,214	78,996	308,774	153,912

Net income before equity in earnings (loss) from joint ventures and unconsolidated subsidiaries, minority interest and other items	83,876	69,107	42,742	136,111
Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries	(855)	(100)	5,393	(158)
Minority interest in consolidated entities	(128)	(40)	(261)	(79)

Net income from continuing operations	82,893	68,967	47,874	135,874
Income (loss) from discontinued operations	126	779	(107)	1,561
Gain from discontinued operations	—	—	136	264

Net income	83,019	69,746	47,903	137,699
Preferred dividend requirements	(10,580)	(9,227)	(30,180)	(18,454)

Net income allocable to common shareholders and HPU holders(1)	$72,439	$60,519	$17,723	$119,245

Basic earnings per common share(2)	$0.64	$0.60	$0.16	$1.20

Diluted earnings per common share(3)(4)	$0.64	$0.59	$0.16	$1.16

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the three months ended June 30, 2004 and June 30, 2003, excludes $1,163 and $494 of net income allocable to HPU holders respectively. For the six months ended June 30, 2004 and June 30, 2003, excludes $259 and $979 of net income allocable to HPU holders, respectively.

(3)
For the three months ended June 30, 2004 and June 30, 2003, excludes $1,148 and $481 of net income allocable to HPU holders respectively. For the six months ended June 30, 2004 and June 30, 2003, excludes $243 and $952 of net income allocable to HPU holders, respectively.

(4)
For the three months ended June 30, 2004 and June 30, 2003, includes $41 and $40 of joint venture income, respectively. For the six months ended June 30, 2004 and June 30, 2003, includes $3 and $79 of joint venture income, respectively.

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Consolidated Statement of Changes in Shareholders' Equity

(In thousands)

(unaudited)

	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	High Performance Units	Common Stock at Par	Warrants and Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total
Balance at December 31, 2003	$2	$1	$4	$6	$4	$3	$—	$—	$5,131	$107	$20,695	$2,678,772	$(242,449)	$1,008	$(48,056)	$2,415,228
Exercise of options and warrants	—	—	—	—	—	—	—	—	—	4	(14,206)	37,037	—	—	—	22,835
Net proceeds from Preferred offering	—	—	—	—	—	—	3	5	—	—	—	202,743	—	—	—	202,751
Redemption of Preferred stock	(2)	(1)	—	—	—	—	(3)	—	—	—	—	(155,959)	—	—	—	(155,965)
Dividend declared Common Stock	—	—	—	—	—	—	—	—	—	—	—	—	(77,569)	—	—	(77,569)
Dividend declared HPU Units	—	—	—	—	—	—	—	—	—	—	—	—	(1,253)	—	—	(1,253)
Dividend requirement-preferred	—	—	—	—	—	—	—	—	—	—	—	—	(30,180)	—	—	(30,180)
Restricted stock units granted to employees	—	—	—	—	—	—	—	—	—	—	—	53,034	—	—	—	53,034
Issuance of stock-DRIP/Stock purchase plan	—	—	—	—	—	—	—	—	—	—	—	16,281	—	—	—	16,281
High Performance Units sold to employees	—	—	—	—	—	—	—	—	2,302	—	—	—	—	—	—	2,302
Contributions from significant shareholder	—	—	—	—	—	—	—	—	—	—	—	1,935	—	—	—	1,935
Net income for the period	—	—	—	—	—	—	—	—	—	—	—	—	47,903	—	—	47,903
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,398)	—	(3,398)

Balance at June 30, 2004	$—	$—	$4	$6	$4	$3	$—	$5	$7,433	$111	$6,489	$2,833,843	$(303,548)	$(2,390)	$(48,056)	$2,493,904

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income	$83,019	$69,746	$47,903	$137,699
Adjustments to reconcile net income to cash flows provided by operating activities:
Minority interest in consolidated entities	128	40	261	79
Non-cash expense for stock-based compensation	625	904	52,791	1,765
Depreciation and amortization	17,163	13,458	33,206	26,488
Depreciation and amortization from discontinued operations	—	253	7	495
Amortization of deferred financing costs	7,853	6,957	15,618	13,408
Amortization of discounts/premiums, deferred interest and costs on lending investments	(13,592)	(12,852)	(29,457)	(25,342)
Discounts, loan fees and deferred interest received	3,127	6,643	13,767	10,729
Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries	855	100	(5,393)	158
Distributions from operations of joint ventures	70	618	143	2,551
Loss on early extinguishment of debt	1,006	—	13,178	—
Deferred operating lease income receivable	(6,330)	(3,622)	(11,795)	(7,211)
Gain from discontinued operations	—	—	(136)	(264)
Provision for loan losses	2,000	1,750	5,000	3,500
Change in investments in and advances to joint ventures and unconsolidated subsidiaries	—	(1,032)	—	(2,877)
Changes in assets and liabilities:
Increase in accrued interest and operating lease income receivable	(990)	(1,612)	(762)	(1,893)
Decrease (increase) in deferred expenses and other assets	13,963	(23,300)	21,248	(30,603)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(58,778)	27,416	(16,031)	8,785

Cash flows provided by operating activities	50,119	85,467	139,548	137,467

Cash flows from investing activities:
New investment originations	(614,273)	(466,126)	(1,325,108)	(813,314)
Add-on fundings under existing loan commitments	(68,649)	(13,919)	(85,297)	(21,141)
Net proceeds from sale of corporate tenant lease assets	—	—	2,822	3,965
Repayments of and principal collections on loans and other lending investments	394,165	325,054	539,045	437,392
Capital improvement projects on corporate tenant lease assets	(1,174)	(522)	(2,547)	(636)
Other capital expenditures on corporate tenant lease assets	(5,343)	(3,329)	(7,896)	(4,225)

Cash flows used in investing activities	(295,274)	(158,842)	(878,981)	(397,959)

Cash flows from financing activities:
Borrowings under secured revolving credit facilities	329,081	466,074	1,360,416	806,077
Repayments under secured revolving credit facilities	(582,491)	(854,737)	(1,779,561)	(966,668)
Borrowings under unsecured revolving credit facilities	1,178,000	—	1,178,000	—
Repayments under unsecured revolving credit facilities	(395,000)	—	(525,000)	—
Borrowings under term loans	—	50,000	198,771	50,000
Repayments under term loans	(61,271)	(51,889)	(316,353)	(53,826)
Borrowings under unsecured bond offerings	24,726	35,268	1,032,301	39,747
Borrowings under repurchase agreements	—	331	—	24,727
Repayments under unsecured notes	—	—	(110,000)	—
Borrowings under secured bond offerings	—	645,822	—	645,822
Repayments under secured bond offerings	(141,545)	(108,709)	(212,059)	(164,427)
Repayments under other debt obligations	—	—	(10,148)	—
Increase in restricted cash held in connection with debt obligations	(14,591)	(8,441)	(24,299)	(13,672)
Prepayment penalty on early extinguishment of debt	—	—	(9,625)	—
Payments for deferred financing costs	(6,961)	(16,381)	(8,209)	(29,795)
Distributions to minority interest in consolidated entities	(40)	(39)	(247)	(79)
Net proceeds from preferred offering/exchange	—	—	203,048	—
Redemption of preferred stock	—	—	(165,000)	—
Common dividends paid	(77,569)	(65,877)	(77,569)	(65,877)
Preferred dividends paid	(10,971)	(9,145)	(20,748)	(18,289)
Dividends on HPUs	(1,253)	(536)	(1,253)	(536)
HPUs issued	50	3,737	2,302	3,737
Contributions from significant shareholder	—	—	1,935	—
Proceeds from exercise of options and issuance of DRIP/Stock purchase shares	13,431	29,737	38,714	42,732

Cash flows provided by financing activities	253,596	115,215	755,416	299,673

Increase in cash and cash equivalents	8,441	41,840	15,983	39,181
Cash and cash equivalents at beginning of period	87,632	13,275	80,090	15,934

Cash and cash equivalents at end of period	$96,073	$55,115	$96,073	$55,115

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$39,592	$31,552	$85,557	$84,147

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

        The Company's primary product lines include:

  •
  Structured Finance. The Company provides senior and subordinated loans that typically range in size from $20 million to $100 million. These loans may be either fixed or variable rate and are structured to meet the specific financing needs of the borrowers, including the acquisition or financing of large, quality real estate. The Company offers borrowers a wide range of structured finance options, including first mortgages, second mortgages, partnership loans, participating debt and interim facilities. The Company's structured finance transactions have maturities generally ranging from three to ten years. As of June 30, 2004, based on gross carrying values, the Company's structured finance assets represented 27% of its assets.

  •
  Portfolio Finance. The Company provides funding to regional and national borrowers who own multiple facilities in geographically diverse portfolios. Loans are cross-collateralized to give the Company the benefit of all available collateral and are underwritten to recognize the benefits of geographical diversification. Property types include multifamily, suburban office, hotels and other property types where individual property values are less than $20 million on average. Loan terms are structured to meet the specific requirements of the borrower and typically range in size from $25 million to $150 million. The Company's portfolio finance transactions have maturities generally ranging from three to ten years. As of June 30, 2004, based on gross carrying values, the Company's portfolio finance assets represented 12% of its assets.

  •
  Corporate Finance. The Company provides senior and subordinated capital to corporations engaged in real estate or real estate-related businesses. Financings may be either secured or unsecured and typically range in size from $20 million to $150 million. The Company's corporate finance transactions have maturities generally ranging from five to ten years. As of June 30, 2004, based on gross carrying values, the Company's corporate finance assets represented 10% of its assets.

  •
  Loan Acquisition. The Company acquires whole loans and loan participations which present attractive risk-reward opportunities. Loans are generally acquired at a small discount to the principal balance outstanding. Loan acquisitions typically range in size from $5 million to $100 million and are collateralized by all major property types. The Company's loan acquisition transactions have maturities generally ranging from three to ten years. As of June 30, 2004, based on gross carrying values, the Company's loan acquisition assets represented 7% of its assets.

  •
  Corporate Tenant Leasing. The Company provides capital to corporations and borrowers who control facilities leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to be paid by the corporate tenant on a triple net lease basis. Corporate tenant lease ("CTL") transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of June 30, 2004, based on gross carrying values, the Company's CTL assets

    (including investments in and advances to joint ventures and unconsolidated subsidiaries and assets held for sale) represented 42% of its assets.

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

  •
  Avoiding commodity businesses in which there is significant direct competition from other providers of capital, such as conduit lending and investment in commercial or residential mortgage-backed securities.

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

Note 2—Basis of Presentation

        The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. The Consolidated Financial Statements include the accounts of the Company, its qualified REIT subsidiaries, its majority-owned and controlled partnerships and other entities that are consolidated under the provisions of FASB Interpretation No. 46 ("FIN 46")(see Note 6).

        Certain other investments in partnerships or joint ventures which the Company does not control are accounted for under the equity method (see Note 6). All significant intercompany balances and transactions have been eliminated in consolidation.

        In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's consolidated financial position at June 30, 2004 and December 31, 2003 and the results of its operations, changes in shareholders' equity and its cash flows for the three and six months ended June 30, 2004 and 2003, respectively. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

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

        Capitalized interest—The Company capitalizes interest costs incurred during the construction period on qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. No interest was capitalized during the three and six months ended June 30, 2004 and 2003.

        Cash and cash equivalents—Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

        Restricted cash—Restricted cash represents amounts required to be maintained in escrow under certain of the Company's debt obligations, leasing and derivative transactions.

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

        A small number of the Company's loans provide for accrual of interest at specified rates that differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower.

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

        Provision for loan losses—The Company's accounting policies require that an allowance for estimated loan losses be maintained at a level that management, based upon an evaluation of known and inherent risks in the portfolio, considers adequate to provide for loan losses. In establishing loan loss provisions, management periodically evaluates and analyzes the Company's assets, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors. Specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral less disposition costs on an individual loan basis. Management considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Management carries these impaired loans at the fair value of the loans' underlying collateral less estimated disposition costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan; however, these loans are placed on non-accrual status at such time as: (1) management believes that the potential risk exists that scheduled debt service payments will not be met within the coming 12 months;

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

        Allowance for doubtful accounts—The Company's accounting policies require a reserve on the Company's accrued operating lease income receivable balances and on the deferred operating lease income receivable balances. The reserve covers asset specific problems (e.g., bankruptcy) as they arise, as well as a portfolio reserve based on management's evaluation of the credit risks associated with these receivables.

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

        Earnings per common share—In accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earning per Share," the Company presents both basic and diluted earnings per share ("EPS"). Basic earnings per share ("Basic EPS") is computed by dividing net income allocable to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share ("Diluted EPS") reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

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

        SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share if the fair value-based method had been applied to all outstanding and unvested stock awards in each period, are presented below (in thousands except per share amounts):

	For the Three Months Ended June 30,
			For the Six Months Ended June 30,
	June 30,
	2004	2003	2004	2003
Net income allocable to common shareholders and HPU holders, as reported (1)	$72,439	$60,519	$17,723	$119,245
Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	—	(24)	—	(48)

Pro forma net income allocable to common shareholders and HPU holders	$72,439	$60,495	$17,723	$119,197

Earnings per share:
Basic—as reported (2)	$0.64	$0.60	$0.16	$1.20
Basic—pro forma (2)	$0.64	$0.60	$0.16	$1.20
Diluted—as reported (3)(4)	$0.64	$0.59	$0.16	$1.16
Diluted—pro forma (3)(4)	$0.64	$0.59	$0.16	$1.16

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the three months ended June 30, 2004 and June 30, 2003, excludes $1,163 and $494 of net income allocable to HPU holders respectively. For the six months ended June 30, 2004 and June 30, 2003, excludes $259 and $979 of net income allocable to HPU holders, respectively.

(3)
For the three months ended June 30, 2004 and June 30, 2003, excludes $1,148 and $481 of net income allocable to HPU holders respectively. For the six months ended June 30, 2004 and June 30, 2003, excludes $243 and $952 of net income allocable to HPU holders, respectively.

(4)
For the three months ended June 30, 2004 and June 30, 2003, includes $41 and $40 of joint venture income, respectively. For the six months ended June 30, 2004 and June 30, 2003, includes $3 and $79 of joint venture income, respectively.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of Statement of Financial Accounting Standards No. 5 ("SFAS No. 5"), "Accounting for Contingencies," Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" and rescinds FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS No. 5." It requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless if the Company receives separately identifiable consideration (e.g., a premium). The disclosure requirements became effective December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's Consolidated Financial Statements, nor is it expected to have a material impact in the future.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments

        The following is a summary description of the Company's loans and other lending investments (in thousands)(1):

				Carrying Value as of
Type of Investment	Underlying Property Type	# of Borrowers In Class	Principal Balances Outstanding	June 30, 2004	December 31, 2003	Effective Maturity Dates	Contractual Interest Payment Rates(2)(3)	Contractual Interest Accrual Rates(2)(3)	Principal Amortization	Participation Features
Senior Mortgages(4)	Office/Residential/ Retail/Industrial,R&D/ Conference Center/Mixed Use/Hotel/Entertainment, Leisure/Other	49	$2,554,574	$2,512,582	$2,106,791	2004 to 2022	Fixed: 7.03% to 18.20% Variable: LIBOR + 2.90% to LIBOR + 7.50%	Fixed: 7.03% to 18.20% Variable: LIBOR + 2.90% to LIBOR + 7.50%	Yes(5)	Yes(6)
Subordinate Mortgages	Office/Residential/Retail/Mixed Use/Hotel	23	609,361	608,838	550,572	2004 to 2013	Fixed: 7.00% to 18.00% Variable: LIBOR + 1.79% to LIBOR + 7.47%	Fixed: 7.32% to 18.00% Variable: LIBOR + 1.79% to LIBOR + 7.47%	Yes(5)	No
Corporate/Partnership Loans(7)	Office/Residential/ Retail/Industrial, R&D/ Mixed Use/Hotel/ Entertainment, Leisure/ Other	31	826,789	797,766	710,469	2004 to 2013	Fixed: 6.00% to 15.00% Variable: LIBOR + 3.50% to LIBOR + 12.77%	Fixed: 7.33% to 17.50% Variable: LIBOR + 3.50% to LIBOR + 12.77%	Yes(5)	Yes(6)
Other Lending Investments — Loans	Office/Mixed Use/Hotel	4	20,823	21,060	23,767	2004 to 2008	Fixed: 10.00% to 15.00%	Fixed: 15.00% to 17.50%	No	Yes(6)
Other Lending Investments — Securities(8)	Residential/Industrial, R&D/ Hotel/ Entertainment, Leisure/Other	10	362,304	353,195	344,511	2005 to 2013	Fixed: 8.27% to 10.00% Variable: LIBOR + 2.82% to LIBOR + 5.00%	Fixed: 8.27% to 10.00% Variable: LIBOR +2.82% to LIBOR + 5.00%	Yes(5)	No

Gross Carrying Value				$4,293,441	$3,736,110
Provision for Loan Losses				(38,436)	(33,436)

Total, Net				$4,255,005	$3,702,674

Explanatory Notes:

(1)
Details are for loans outstanding as of June 30, 2004.

(2)
Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR on June 30, 2004 was 1.37%. As of June 30, 2004, five loans with a combined carrying value of $89.5 million have a stated accrual rate that exceeds the stated pay rate; one of these loans, with a carrying value of $27.1 million, has been placed on non-accrual status and the Company is only recognizing income based on cash received for interest.

(3)
As of June 30, 2004, the company has 51 loans and other lending investments with LIBOR floors ranging from 1.00% to 3.00%

(4)
Includes a participation interest in a first mortgage.

(5)
The loans require fixed payments of principal and interest resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity.

(6)
Under some of the loans, the Company may receive additional payments representing additional interest from participation in available cash flow from operations of the underlying real estate collateral.

(7)
Includes one unsecured loan with a carrying value of $9.0 million as of June 30, 2004.

(8)
Generally consists of term preferred stock or debt interests that are specifically originated or structured to meet customer financing requirements and the Company's investment criteria. These investments do not typically consist of securities purchased in the open market or as part of broadly-distributed offerings.

        During the six months ended June 30, 2004 and 2003, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $1,022.6 million and $752.7 million in loans and other lending investments, funded $85.3 million and $21.1 million under existing loan commitments, and received principal repayments of $539.0 million and $437.4 million.

        As of June 30, 2004, the Company had 27 loans with unfunded commitments. The total unfunded commitment amount was approximately $467.6 million, of which $265.1 million was discretionary and $202.5 million was non-discretionary.

        A portion of the Company's loans and other lending investments are pledged as collateral under either the iStar Asset Receivables secured notes, the secured revolving credit facilities or secured term loans (see Note 7 for a description of the Company's secured and unsecured debt).

        The Company has reflected provisions for loan losses of approximately $2.0 million and $1.8 million in its results of operations during the three months ended June 30, 2004 and 2003, respectively, and $5.0 million and $3.5 million during the six months ended June 30, 2004 and 2003, respectively. These provisions represent loan portfolio reserves based on management's evaluation of general market conditions, the Company's internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults and the credit quality of the underlying collateral. During the 12 months ended December 31, 2003, the Company took a $3.3 million direct impairment on a $30.4 million partnership loan lowering the book value of the asset to $27.1 million. In August 2003 the borrower stopped making its debt service payments due to insufficient cash flow caused by vacancies at the property. After taking the impairment charge management believes there is adequate collateral to support the book value of the asset as of June 30, 2004.

        Changes in the Company's provision for loan losses were as follows (in thousands):

Provision for loan losses, December 31, 2002	$29,250
Additional provision for loan losses	7,500
Impairment on loans	(3,314)

Provision for loan losses, December 31, 2003	33,436
Additional provision for loan losses	5,000

Provision for loan losses, June 30, 2004	$38,436

Note 5—Corporate Tenant Lease Assets

        During the six months ended June 30, 2004 and 2003, respectively, the Company acquired an aggregate of approximately $302.5 million and $60.6 million in CTL assets and disposed of CTL assets for net proceeds of approximately $2.8 million and $4.0 million. In relation to the CTL assets acquired during the six months ended June 30, 2004, the Company allocated approximately $9.0 million of purchase costs to intangible assets based on their estimated fair values (see Note 3). As of June 30, 2004 and December 31, 2003, the Company had unamortized purchase related intangible assets of approximately $33.0 million and $24.9 million, respectively, and included these in "Deferred expenses and other assets" on the Company's Consolidated Balance Sheets.

        The Company's investments in CTL assets, at cost, were as follows (in thousands):

	June 30, 2004	December 31, 2003
Facilities and improvements	$2,435,979	$2,210,592
Land and land improvements	597,796	468,708
Direct financing lease	35,179	35,472
Less: accumulated depreciation	(213,987)	(178,887)

Corporate tenant lease assets, net	$2,854,967	$2,535,885

        Under certain leases, the Company is entitled to receive additional participating lease payments to the extent gross revenues of the corporate tenant exceed a base amount. The Company did not earn any such additional participating lease payments on these leases in the three or six months ended June 30, 2004 and 2003. In addition, the Company also receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended June 30, 2004 and 2003 were approximately $8.7 million and $8.5 million, respectively, and $17.5 million and $16.4 million for the six months ended June 30, 2004 and 2003, respectively, and are included as a reduction of "Operating costs—corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

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

        As of June 30, 2004, there were two CTL assets with an aggregate book value of $51.7 million classified as "Assets held for sale" on the Company's Consolidated Balance Sheets. One of these assets with a carrying value of $24.8 million is being marketed for sale. The second asset, with a book value of approximately $27 million, was repossessed by the Company from one of its borrowers on April 1, 2004. Until that time, the borrower had remained current on all payments required under the loan. Subsequent to quarter end, on July 23, 2004, the Company closed on the sale of this asset to a third party and recognized a gain of approximately $76,000.

        On February 25, 2004, the Company sold one CTL asset for net proceeds of $2.8 million, and realized a gain of approximately $136,000. On January 7, 2003, the Company sold one CTL asset for net proceeds of $4.0 million and realized a gain of approximately $264,000.

        The results of operations from CTL assets sold or held for sale in the current and prior periods are classified as "Income from discontinued operations," on the Company's Consolidated Statements of Operations even though such income was actually recognized by the Company prior to the asset sale. Gains from the sale of CTL assets are classified as "Gain from discontinued operations" on the Company's Consolidated Statements of Operations.

Note 6—Joint Ventures, Unconsolidated Subsidiaries and Minority Interest

        Income or loss generated from the Company's joint venture investments and unconsolidated subsidiaries is included in "Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Statements of Operations.

        The Company's ownership percentages, its investments in and advances to unconsolidated joint ventures and subsidiaries, the Company's pro rata share of its ventures' third-party, non-recourse debt as of June 30, 2004 and its respective income (loss) for the three months ended June 30, 2004 are presented below (in thousands):

					Third-Party Debt
			JV Income (loss) for the Three Months Ended June 30, 2004	Pro Rata Share of Third-Party Non-Recourse Debt(1)
	Ownership %	Equity Investment			Interest Rate	Scheduled Maturity Date
Unconsolidated Joint Ventures:
CTC I	50.00%	$13,424	$(889)	$35,229	7.87%	2011
ACRE Simon	20.00%	4,956	34	6,400	7.61%—8.43%	Various through 2011

Total		$18,380	$(855)	$41,629

Explanatory Note:

(1)
The Company reflects its pro rata share of third-party, non-recourse debt, rather than the total amount of the joint venture debt, because the third-party, non-recourse debt held by the joint ventures is not guaranteed by the Company nor does the Company have any additional commitments to fund such debt obligations.

        Investments in and advances to unconsolidated joint ventures:    At June 30, 2004, the Company had investments in two unconsolidated joint ventures: (1) Corporate Technology Centre Associates, LLC ("CTC I"), whose external member is Corporate Technology Centre Partners, LLC; and (2) ACRE Simon, LLC ("ACRE"), whose external partner is William E. Simon & Sons Realty Partners, L.P. These ventures were formed for the purpose of operating, acquiring and, in certain cases, developing CTL facilities.

        At June 30, 2004, the ventures held nine facilities. The Company's combined investment in these joint ventures at June 30, 2004 was $18.4 million. The joint ventures' carrying value for the nine facilities owned at June 30, 2004 was $126.5 million. In aggregate, the joint ventures had total assets of $149.5 million and total liabilities of $104.9 million as of June 30, 2004, and net loss of $(1.5) million and net income of $11.2 million for the three and six months ended June 30, 2004. The Company accounts for these investments under the equity method because the Company's joint venture partners have certain participating rights giving them shared control over the ventures.

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

        On March 30, 2004, CTC Associates II L.P., a wholly-owned subsidiary of the Company's CTC I joint venture, conveyed its interest in two buildings and the related property to the mortgage lender in exchange for satisfaction of the entity's obligations of the related loan. Prior to the conveyance of the buildings, early lease terminations resulted in one-time income allocable to the Company of approximately $3.5 million during the first quarter of 2004.

        Investments in and advances to unconsolidated subsidiaries:    The Company has an investment in iStar Operating, a taxable REIT subsidiary that, through a wholly-owned subsidiary, services the Company's loans and certain loan portfolios owned by third parties. The Company owns all of the non-voting preferred stock and a 95.00% economic interest in iStar Operating. The common shareholder, an entity controlled by a former director of the Company, is the owner of all the voting common stock and a 5.00% economic interest in iStar Operating. As of June 30, 2004, there have never been any distributions to the common shareholder, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of iStar Operating at fair market value, which the Company believes to be nominal.

        iStar Operating has elected to be treated as a taxable REIT subsidiary for purposes of maintaining compliance with the REIT provisions of the Code and prior to July 1, 2003 was accounted for under the equity method for financial statement reporting purposes and was presented in "Investments in and advances to joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Balance Sheets. As of July 1, 2003, the Company consolidates this entity as a VIE (see Note 3) with no material impact. Prior to its consolidation, the Company charged an allocated portion of its general overhead expenses to iStar Operating based on the number of employees at iStar Operating as a percentage of the Company's total employees. These general overhead expenses were in addition to the direct general and administrative costs of iStar Operating. As of June 30, 2004, iStar Operating had no debt obligations.

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

        Minority Interest:    Income or loss allocable to external partners in consolidated entities is included in "Minority interest in consolidated entities" on the Company's Consolidated Statements of Operations.

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
Notes to Consolidated Financial Statements (Continued)

Note 7—Debt Obligations

        As of June 30, 2004 and December 31, 2003, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

		Carrying Value as of
	Maximum Amount Available	June 30, 2004	December 31, 2003	Stated Interest Rates(1)	Scheduled Maturity Date
Secured revolving credit facilities:
Line of credit(2)	$250,000	$10,000	$88,640	LIBOR + 1.50% — 2.05%	March 2005
Line of credit	700,000	103,064	310,364	LIBOR + 1.40% — 2.15%	January 2007(3)
Line of credit	500,000	91,218	117,211	LIBOR + 1.75% — 2.25%	August 2005(3)
Line of credit	500,000	73,164	180,376	LIBOR + 1.50% — 2.25%	September 2005
Unsecured revolving credit facilities:
Line of credit (4)	850,000	783,000	—	LIBOR + 1.00%	April 2008(5)
Line of credit (6)	—	—	130,000	LIBOR + 2.125%	July 2004

Total revolving credit facilities	$2,800,000	$1,060,446	$826,591

Secured term loans:
Secured by CTL assets		—	193,000	LIBOR + 1.85%	July 2006(7)
Secured by CTL assets		138,513	140,440	7.44%	March 2009
Secured by CTL assets		135,000	135,000	LIBOR + 1.75%	October 2008
Secured by CTL assets		41,291	—	7.19% and 7.22%	January 2018 and December 2026
Secured by CTL assets		24,000	—	LIBOR + 1.25%	November 2004
Secured by CTL assets		90,468	92,876	6.00% — 11.38%	Various through 2022
Secured by corporate bond investments(8)		171,439	—	LIBOR + 1.05% — 1.50%	January 2006
Secured by corporate lending investments		77,314	77,938	6.55%	November 2005
Secured by corporate lending investments		60,521	60,874	6.41%	January 2013
Secured by corporate lending investments		—	60,000	LIBOR + 2.50%	June 2004(9)
Secured by corporate lending investments		—	48,000	LIBOR + 2.125%	July 2008(10)

Total term loans		738,546	808,128
Less: debt premium / (discount)		6,204	(128)

Total secured term loans		744,750	808,000
iStar Asset Receivables secured notes:
STARs Series 2002-1:
Class A1		—	40,011	LIBOR + 0.26%	June 2004(11)
Class A2		277,097	381,296	LIBOR + 0.38%	December 2009(11)
Class B		39,955	39,955	LIBOR + 0.65%	April 2011(11)
Class C		26,637	26,637	LIBOR + 0.75%	May 2011(11)
Class D		21,310	21,310	LIBOR + 0.85%	January 2012(11)
Class E		42,619	42,619	LIBOR + 1.235%	January 2012(11)
Class F		26,637	26,637	LIBOR + 1.335%	January 2012(11)
Class G		21,309	21,309	LIBOR + 1.435%	January 2012(11)
Class H		26,637	26,637	6.35%	January 2012(11)
Class J		26,637	26,637	6.35%	May 2012(11)
Class K		26,637	26,637	6.35%	May 2012(11)

Total STARs Series 2002-1		535,475	679,685
Less: debt discount		(3,894)	(4,090)

STARs Series 2003-1:
Class A1		204,604	235,808	LIBOR + 0.25%	October 2005(12)
Class A2		225,227	248,206	LIBOR +0.35%	August 2010(12)
Class B		16,744	18,452	LIBOR + 0.55%	July 2011(12)
Class C		18,418	20,297	LIBOR + 0.65%	April 2012(12)
Class D		11,720	12,916	LIBOR + 0.75%	October 2012(12)
Class E		13,395	14,762	LIBOR + 1.05%	May 2013(12)
Class F		13,395	14,762	LIBOR + 1.10%	June 2013(12)
Class G		11,720	12,916	LIBOR + 1.25%	June 2013(12)
Class H		11,721	12,916	4.97%	June 2013(12)
Class J		13,394	14,761	5.07%	June 2013(12)
Class K		23,442	25,833	5.56%	June 2013(12)

Total STARS Series 2003-1		563,780	631,629

Total iStar Asset Receivables secured notes		1,095,361	1,307,224
Unsecured notes:
LIBOR + 1.25% Senior Notes(13)		200,000	—	LIBOR + 1.25%	March 2007
4.875% Senior Notes(14)		350,000	—	4.875%	January 2009
5.125% Senior Notes(15)		250,000	—	5.125%	April 2011
5.70% Senior Notes(16)		250,000	—	5.70%	March 2014
6.00% Senior Notes		350,000	350,000	6.00%	December 2010
6.50% Senior Notes		150,000	150,000	6.50%	December 2013
7.00% Senior Notes		185,000	185,000	7.00%	March 2008
7.70% Notes(17)(18)		100,000	100,000	7.70%	July 2017
7.95% Notes(17)(18)		50,000	50,000	7.95%	May 2006
8.75% Notes(19)		240,000	350,000	8.75%	August 2008

Total unsecured notes		2,125,000	1,185,000
Less: debt discount		(61,500)	(47,921)
Plus: impact of pay-floating swap agreements(20)		(21,489)	690

Total unsecured notes		2,042,011	1,137,769
Other debt obligations		—	34,148	Various	Various

Total debt obligations		$4,942,568	$4,113,732

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Debt Obligations (Continued)

Explanatory Notes:

(1)
Substantially all variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on June 30, 2004 was 1.37%.

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

(5)
Maturity date reflects a one-year extension at the Company's option.

(6)
On April 19, 2004 the Company terminated this line of credit that had a final maturity of July 2004.

(7)
On March 10, 2004, the Company repaid this $193.0 million term loan financing secured by 15 CTL assets with an original maturity of July 2004.

(8)
On January 13, 2004, the Company closed $200.0 million of term financing with a leading financial institution that is secured by certain corporate bond investments and other lending securities, of which $171.4 million was outstanding at June 30, 2004. A number of these investments were previously financed under existing credit facilities. The new facility bears interest at LIBOR + 1.05%-1.50% and has a final maturity date of January 2006.

(9)
On January 9, 2004, the Company repaid this term loan that had a final maturity of June 2004.

(10)
On May 25, 2004 the Company repaid this term loan that had a final maturity of July 2008.

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

(12)
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

(13)
On March 12, 2004 and May 10, 2004, the Company issued $175.0 million and $25.0 million, respectively, of Senior Floating Rate Notes due 2007. The Notes bear interest at three-month LIBOR + 1.25%.

(14)
On January 23, 2004, the Company issued $350.0 million of 4.875% Senior Notes due 2009. The Notes were sold at 99.89% of their principal amount to yield 4.90%. The Notes are unsecured senior obligations of the Company.

(15)
On March 30, 2004, the Company issued $250.0 million of 5.125% Senior Notes due 2011. The Notes were sold at 99.825% of their principal amount to yield 5.155%. The Notes are unsecured senior obligations of the Company.

(16)
On March 9, 2004, the Company issued $250.0 million of 5.70% Senior Notes due 2014. The Notes were sold at 99.66% of their principal amount to yield 5.75%. The Notes are unsecured senior obligations of the Company.

(17)
The Notes are callable by the Company at any time for an amount equal to the total of principal outstanding, accrued interest and the applicable make-whole prepayment premium.

(18)
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

(19)
On March 29, 2004, the Company redeemed approximately $110.0 million aggregate principal amount of these Senior Notes due 2008 at a price of 108.75% of their principal amount plus accrued interest to the redemption date.

(20)
On January 15, 2004, the Company entered into four pay-floating interest rate swaps struck at 3.678%, 3.713%, 3.686% and 3.684% with notional amounts of $105.0 million, $100.0 million, $100.0 million and $45.0 million, respectively, and maturing on January 15, 2009. On December 17, 2003, the Company entered into three pay-floating interest rate swaps struck at 4.381%, 4.345% and 4.29% in the notional amounts of $200.0 million, $100.0 million and $50.0 million, respectively. On November 27, 2002, the Company entered into two pay-floating interest rate swaps struck at 3.8775% and 3.81% in the notional amounts of $100.0 million and $50.0 million, respectively. These swaps are intended to mitigate the risk of changes in the fair value of $350.0 million of five-year Senior Notes, $350.0 million of 7-year Senior Notes and $150.0 million of 10-year Senior Notes, respectively, attributable to changes in LIBOR. For accounting purposes, quarterly the Company adjusts the value of the swap to its fair value and adjusts the carrying amount of the hedged liability by an offsetting amount.

        Availability of amounts under the secured revolving credit facilities are based on percentage borrowing base calculations. In addition, certain of the Company's debt obligations contain covenants. These covenants are both financial and non-financial in nature. Significant financial covenants include limitations on the Company's ability to incur indebtedness beyond specified levels, restrictions on the Company's ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. Significant non-financial covenants include a requirement in its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of June 30, 2004, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

        During the six months ended June 30, 2004, the Company issued $850.0 million aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 4.875% to 5.125% and maturing between 2009 and 2014 and $200.0 million of variable-rate Senior Notes bearing interest at annual rates of three-month LIBOR+1.25% and maturing in 2007. The proceeds from these transactions were used to repay secured indebtedness and to fund new investment activity.

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

        During the six months ended June 30, 2004 the Company incurred an aggregate loss on early extinguishment of debt of approximately $13.2 million as a result of the early retirement of certain debt obligations.

        As of June 30, 2004, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2004 (remaining six months)	$24,000
2005	459,052
2006	221,439
2007	305,850
2008	1,343,000
Thereafter	2,669,906

Total principal maturities	5,023,247
Net unamortized debt discounts	(59,190)
Impact of pay-floating swap agreements	(21,489)

Total debt obligations	$4,942,568

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

        On December 15, 1998, the Company issued warrants to acquire 6.1 million shares of Common Stock, as adjusted for dilution, at $34.35 per share. The warrants were exercisable on or after December 15, 1999 at a price of $34.35 per share and expired on December 15, 2005. On April 8, 2004, all 6.1 million warrants were exercised on a net basis and the Company subsequently issued approximately 1.1 million shares.

        DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three months ended June 30, 2004 and 2003, the Company issued a total of approximately 17,000 and 750,000 shares of its Common Stock, respectively, and during the six months ended June 30, 2004 and 2003, the Company issued a total of approximately 393,000 and 1.4 million shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three months ended June 30, 2004 and 2003 were approximately $640,000 and $25.6 million, respectively, and $16.1 million and $42.9 million during the six months ended June 30, 2004 and 2003, respectively. There are approximately 3.2 million shares available for issuance under the plan as of June 30, 2004.

        Stock Repurchase Program—The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of June 30, 2004, the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. The Company has not repurchased any shares under the stock repurchase program since November 2000.

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

        The Company has entered into the following cash flow and fair value hedges that are outstanding as of June 30, 2004. The net value (liability) associated with these hedges is reflected on the Company's Consolidated Balance Sheets (in thousands).

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date		Maturity Date	Estimated Value at June 30, 2004
Pay-Fixed Swap	$235,000	1.135%	3/11/04		9/15/04	$185
Pay-Fixed Swap	200,000	1.144%	3/11/04		9/15/04	152
Pay-Fixed Swap	200,000	1.144%	3/11/04		9/15/04	152
Pay-Fixed Swap	125,000	2.885%	1/23/03		6/25/06	226
Pay-Fixed Swap	125,000	2.838%	2/11/03		6/25/06	343
Pay-Fixed Swap	75,000	5.580%	11/4/99	(1)	12/1/04	(1,488)
Pay-Floating Swap	200,000	4.381%	12/17/03		12/15/10	(6,246)
Pay-Floating Swap	105,000	3.678%	1/15/04		1/15/09	(3,191)
Pay-Floating Swap	100,000	4.345%	12/17/03		12/15/10	(3,327)
Pay-Floating Swap	100,000	3.878%	11/27/02		8/15/08	520
Pay-Floating Swap	100,000	3.713%	1/15/04		1/15/09	(2,878)
Pay-Floating Swap	100,000	3.686%	1/15/04		1/15/09	(3,000)
Pay-Floating Swap	50,000	3.810%	11/27/02		8/15/08	119
Pay-Floating Swap	50,000	4.290%	12/17/03		12/15/10	(1,820)
Pay-Floating Swap	45,000	3.684%	1/15/04		1/15/09	(1,355)
LIBOR Cap	345,000	8.000%	5/22/02		5/28/14	7,020
LIBOR Cap	135,000	6.000%	9/29/03		10/15/06	140
LIBOR Cap	75,000	7.750%	11/4/99	(1)	12/1/04	—
LIBOR Cap	35,000	7.750%	11/4/99	(1)	12/1/04	—
LIBOR Cap	24,000	9.000%	9/25/03		11/9/04	—

Total Estimated Value						$(14,448)

Explanatory Note:

(1)
Acquired in connection with the TriNet Acquisition (see Note 1).

        Between January 1, 2003 and June 30, 2004, the Company also had outstanding the following cash flow hedges that have expired or been settled (in thousands):

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date	Maturity Date
Pay-Fixed Swap	$125,000	7.058%	6/15/00	6/25/03
Pay-Fixed Swap	125,000	7.055%	6/15/00	6/25/03
Pay-Fixed Swap	100,000	4.139%	9/29/03	1/2/11
Pay-Fixed Swap	100,000	4.643%	9/29/03	1/2/14
Pay-Fixed Swap	100,000	4.484%	1/16/04	5/1/14
Pay-Fixed Swap	50,000	4.502%	1/16/04	5/1/14
Pay-Fixed Swap	50,000	4.500%	1/16/04	5/1/14

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

        Substantially all of the Company's CTL assets (including those held by joint ventures) and loans and other lending investments are collateralized by facilities located in the United States, with significant concentrations (i.e., greater than 10.00%) as of June 30, 2004 in California (19.55%) and New York (11.82%). As of June 30, 2004, the Company's investments also contain greater than 10.00% concentrations in the following asset types: office-CTL (25.26%), office-lending (14.82%), industrial (15.73%) and hotel-lending (11.01%).

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

Note 10—Stock-Based Compensation Plans and Employee Benefits

        The Company's 1996 Long-Term Incentive Plan (the "Plan") is designed to provide incentive compensation for officers, other key employees and directors of the Company. The Plan provides for awards of stock options and shares of restricted stock and other performance awards. The maximum number of shares of Common Stock available for awards under the Plan is 9.00% of the outstanding shares of Common Stock, calculated on a fully diluted basis, from time to time, provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 5.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan, other than automatic awards to non-employee directors, are at the discretion of the Board or a committee of the Board. At June 30, 2004, a total of approximately 10.2 million shares of Common Stock were available for awards under the Plan, of which options to purchase approximately 1.6 million shares of Common Stock were outstanding and approximately 410,000 shares of restricted stock were outstanding. A total of approximately 946,000 shares remain available for awards under the Plan as of June 30, 2004.

        Changes in options outstanding during the six months ended June 30, 2004 are as follows:

	Number of Shares
				Weighted Average Exercise Price
	Employees	Non-Employee Directors	Other
Options outstanding, December 31, 2003	2,309,053	154,994	406,091	$18.59
Granted in 2004	—	—	—	$—
Exercised in 2004	(1,099,417)	(31,500)	(80,949)	$19.18
Forfeited in 2004	(80,972)	(14,600)	—	$17.06

Options outstanding, June 30, 2004	1,128,664	108,894	325,142	$18.23

        The following table summarizes information concerning outstanding and exercisable options as of June 30, 2004:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Exercise Price Range	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Currently Exercisable	Weighted Average Exercise Price
$14.72–$15.00(1)	498,959	4.65	$14.72	488,626	$14.72
$16.69–$16.88	447,364	5.51	$16.88	447,364	$16.88
$17.38–$17.56	16,667	5.71	$17.38	16,667	$17.38
$19.63–$19.69	380,124	6.51	$19.69	380,124	$19.69
$20.00–$21.44	50,000	6.18	$20.94	50,000	$20.94
$24.13–$24.94	56,900	6.16	$24.84	56,900	$24.84
$25.10–$26.09	13,800	1.92	$26.09	13,800	$26.09
$26.30–$26.97	2,000	6.96	$26.97	2,000	$26.97
$27.00	25,000	6.99	$27.00	25,000	$27.00
$28.54–$29.82	66,792	7.51	$29.69	66,792	$29.69
$55.39	5,094	4.92	$55.39	5,094	$55.39

	1,562,700	5.60	$18.23	1,552,367	$18.25

Explanatory Note:

(1)
Includes approximately 764,000 options which were granted, on a fully exercisable basis, in March 1998, and which are now held by an affiliate of SOFI IV SMT Holdings, L.P. ("SOFI IV"). Beneficial interests in these options were subsequently regranted by that affiliate to employees of it and its affiliates, subject to vesting requirements. In the event that these employees forfeit such options, they revert to an affiliate of SOFI IV, which may regrant them at its discretion. As of June 30, 2004, all of these options were exercisable by the beneficial owners and approximately 620,000 have been exercised.

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

        If the Company's compensation costs had been determined using the fair value method of accounting for stock options issued under the Plan to employees and directors prescribed by SFAS No. 123 prior to 2002, the Company's net income for the three months ended June 30, 2004 and 2003 would have been reduced on a pro forma basis by approximately $0 and $24,000, respectively, and $0 and $48,000 for the six months ended June 30, 2004 and 2003, respectively. This would not have significantly impacted the Company's earnings per share.

        Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

        During the six months ended June 30, 2004, the Company granted 31,555 restricted shares to employees that vest proportionately over three years on the anniversary date of the initial grant of which 30,855 remain outstanding. In addition, in connection with the Chief Executive Officer's employment agreement 236,167 restricted shares were issued on March 31, 2004 (see detailed information below).

        During the 12 months ended December 31, 2003, the Company granted 40,050 restricted shares to employees that vest proportionately over three years on the anniversary date of the initial grant of which 23,325 remain outstanding as of June 30, 2004.

        During the year ended December 31, 2002, the Company granted 199,350 restricted shares to employees. Of these shares, 44,350 will vest proportionately over three years on the anniversary date of the initial grant. Of the 44,350 shares granted, 10,591 remain outstanding as of June 30, 2004. The balance of 155,000 restricted shares granted to several employees vested on March 31, 2004 due to the satisfaction of the following circumstances: (1) the employee remained employed until that date; and (2) the 60-day average closing price of the Company's Common Stock equaled or exceeded a set floor price as of such date. The market price of the stock was $42.30 on March 31, 2004; therefore, the Company incurred a one-time charge to earnings of approximately $6.7 million (the fair market value of the 155,000 shares at $42.30 per share plus the Company's share of taxes). During the year ended December 31, 2002, the Company also granted 208,980 restricted shares to its Chief Financial Officer (see detailed information below).

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

        The Company also granted the Chief Executive Officer 2.0 million unvested phantom shares, each of which represents one share of the Company's Common Stock. These shares were scheduled to vest in installments of 350,000 shares, 650,000 shares, 600,000 shares and 400,000 shares on a contingent basis when the average closing price of the Company's Common Stock for a 60 calendar day period achieved thresholds of $25.00, $30.00, $34.00 and $37.00, respectively. As of March 31, 2004 all thresholds were attained, and a total of 2.0 million of these shares fully vested. The market price of the Common Stock on March 30, 2004 was $42.40 and the Company incurred a one-time charge to earnings during the three months ended March 31, 2004 of approximately $86.0 million (the fair market value of the 2.0 million shares at $42.40 per share plus the Company's share of taxes). Upon the phantom share units becoming fully vested, the Company delivered to the executive 728,552 shares of Common Stock and $53.9 million of cash, the total of which is equal to the fair market value of the 2.0 million shares of Common Stock multiplied by the closing stock price of $42.40 on March 30, 2004. Prior to March 30, 2004, the executive received dividends on shares that were contingently vested and were not forfeited under the terms of the agreement, when the Company declared and paid dividends on its Common Stock. Because no shares had been issued prior to March 30, 2004, dividends received on these phantom shares were reflected as compensation expense by the Company. For accounting purposes, this arrangement was treated as a contingent, variable plan and no additional compensation expense was recognized until the shares became irrevocably vested on March 30, 2004, at which time the Company reflected a charge equal to the fair value of the shares irrevocably vested.

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

401(k) Plan

        Effective November 4, 1999, the Company implemented a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50.00% of the first 10.00% of the participant's annual compensation. The Company made gross contributions of approximately $88,000 and $78,000 for the three months ended June 30, 2004 and 2003, respectively, and $367,000 and $285,000 for the six months ended June 30, 2004 and 2003, respectively.

Note 11—Earnings Per Share

        The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three and six months ended June 30, 2004 and 2003, respectively (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income from continuing operations	$82,893	$68,967	$47,874	$135,874
Preferred dividend requirements	(10,580)	(9,227)	(30,180)	(18,454)

Net income allocable to common shareholders and HPU holders before income (loss) from discontinued operations and gain from discontinued operations(1)	72,313	59,740	17,694	117,420
Income (loss) from discontinued operations	126	779	(107)	1,561
Gain from discontinued operations	—	—	136	264

Net income allocable to common shareholders and HPU holders(1)	$72,439	$60,519	$17,723	$119,245

Denominator:
Weighted average common shares outstanding for basic earnings per common share	110,695	99,445	109,081	98,784
Add: effect of assumed shares issued under treasury stock method for stock options, restricted shares and warrants	1,071	1,607	1,770	1,526
Add: effect of contingent shares	109	1,264	1,175	1,264
Add: effect of joint venture shares	371	73	298	73

Weighted average common shares outstanding for diluted earnings per common share	112,246	102,389	112,324	101,647

Basic earnings per common share:
Net income allocable to common shareholders before income (loss) from discontinued operations and gain from discontinued operations(2)	$0.64	$0.60	$0.16	$1.18
Income (loss) from discontinued operations	0.00	0.00	0.00	0.02
Gain from discontinued operations	0.00	0.00	0.00	0.00

Net income allocable to common shareholders(2)	$0.64	$0.60	$0.16	$1.20

Diluted earnings per common share:
Net income allocable to common shareholders before income (loss) from discontinued operations and gain from discontinued operations(2)(3)	$0.64	$0.58	$0.16	$1.15
Income (loss) from discontinued operations	0.00	0.01	0.00	0.01
Gain from discontinued operations	0.00	0.00	0.00	0.00

Net income allocable to common shareholders(2)(3)	$0.64	$0.59	$0.16	$1.16

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the three months ended June 30, 2004 and June 30, 2003, excludes $1,163 and $494 of net income allocable to HPU holders respectively. For the six months ended June 30, 2004 and June 30, 2003, excludes $259 and $979 of net income allocable to HPU holders, respectively.

(3)
For the three months ended June 30, 2004 and June 30, 2003, excludes $1,148 and $481 of net income allocable to HPU holders respectively. For the six months ended June 30, 2004 and June 30, 2003, excludes $243 and $952 of net income allocable to HPU holders, respectively.

(4)
For the three months ended June 30, 2004 and June 30, 2003, includes $41 and $40 of joint venture income, respectively. For the six months ended June 30, 2004 and June 30, 2003, includes $3 and $79 of joint venture income, respectively.

        For the three and six months ended June 30, 2004 and 2003, the following shares were antidilutive (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Stock options	5	5	5	5
Warrants	—	6,113	—	6,113
Joint venture shares	—	298	73	—

Note 12—Comprehensive Income

        Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. Total comprehensive income was $85.1 million and $76.6 million for the three months ended June 30, 2004 and 2003, respectively, and $44.5 million and $149.1 million for the six months ended June 30, 2004 and 2003, respectively. The primary components of comprehensive income other than net income consist of amounts attributable to the adoption and continued application of SFAS No. 133, to the Company's cash flow and fair value hedges and changes in the fair value of the Company's available-for-sale investments.

        For the three and six months ended June 30, 2004, the change in fair market value of the Company's unrealized gains (losses) on available-for-sale investments and cash flow and fair value hedges was an increase of $2.1 million and a decrease $3.4 million, respectively, and was recorded as an adjustment to accumulated other comprehensive income. The reconciliation to comprehensive income is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$83,019	$69,746	$47,903	$137,699
Other comprehensive income:
Reclassification of unrealized gains into earnings upon realization	(2,845)	(1,664)	(6,742)	(1,664)
Unrealized gains (losses) on available-for-sale investments	(941)	9,370	1,646	15,295
Unrealized gains (losses) on cash flow hedges	5,852	(825)	1,698	(2,199)

Comprehensive income	$85,085	$76,627	$44,505	$149,131

        Unrealized gains (losses) on available-for-sale investments and cash flow and fair value hedges are recorded as adjustments to shareholders' equity through "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included in net income unless realized.

        As of June 30, 2004 and December 31, 2003, accumulated other comprehensive income (losses) reflected in the Company's shareholders' equity is comprised of the following (in thousands):

	As of June 30, 2004	As of December 31, 2003
Unrealized gains on available-for-sale investments	$4,266	$9,362
Unrealized losses on cash flow and fair value hedges	(6,656)	(8,354)

Accumulated other comprehensive income (losses)	$(2,390)	$1,008

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

        Total dividends declared by the Company aggregated $77.6 million, or $0.6975 per share on Common Stock during the six months ended June 30, 2004. This dividend, paid on April 29, 2004 was applicable to the three months ended March 31, 2004 and payable to shareholders of record on April 15, 2004. On July 1, 2004, the Company declared a dividend of $0.6975 per share of Common Stock, applicable to the second quarter and payable to shareholders of record on July 15, 2004. The Company also declared and paid dividends aggregating $4.0 million, $5.5 million, $3.9 million, $3.0 million and $2.7 million, respectively, on its Series D, E, F, G and I preferred stock, respectively, during the six months ended June 30, 2004.

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

        The Company has two reportable segments: Real Estate Lending and Corporate Tenant Leasing. The Company does not have any foreign operations. The accounting policies of the segments are the same as those described in Note 3. The Company has no single customer that accounts for more than 3.94% of revenues (see Note 9 for other information regarding concentrations of credit risk).

        The Company evaluates performance based on the following financial measures for each segment:

	Real Estate Lending	Corporate Tenant Leasing	Corporate/ Other(1)	Company Total
	(In thousands)
Three months ended June 30, 2004:
Total revenues(2):	$101,674	$80,103	$313	$182,090
Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries:	—	(855)	—	(855)
Total operating and interest expense(3):	17,474	36,995	43,745	98,214
Net operating income (loss)(4):	84,200	42,253	(43,432)	83,021
Three months ended June 30, 2003:
Total revenues(2):	$81,624	$66,354	$125	$148,103
Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries:	—	1,078	(1,178)	(100)
Total operating and interest expense(3):	23,999	30,950	24,047	78,996
Net operating income (loss)(4):	57,625	36,482	(25,100)	69,007
Six months ended June 30, 2004:
Total revenues(2):	$195,887	$155,001	$628	$351,516
Equity in earnings from joint ventures and unconsolidated subsidiaries:	—	5,393	—	5,393
Total operating and interest expense(3):	36,537	73,084	199,153	308,774
Net operating income (loss)(4):	159,350	87,310	(198,525)	48,135
Six months ended June 30, 2003:
Total revenues(2):	$158,520	$130,827	$676	$290,023
Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries:	—	2,094	(2,252)	(158)
Total operating and interest expense(3):	46,946	61,496	45,470	153,912
Net operating income (loss)(4):	111,574	71,425	(47,046)	135,953
As of June 30, 2004:
Total long-lived assets(5):	4,255,005	2,854,967	N/A	7,109,972
Total assets	4,391,551	3,103,505	111,375	7,606,431
As of December 31, 2003:
Total long-lived assets(5):	3,702,674	2,535,885	N/A	6,238,559
Total assets	3,810,679	2,729,716	120,195	6,660,590

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

(3)
Total operating and interest expense represents provision for loan losses, loss on early extinguishment of debt and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. Interest expense on unsecured notes, general and administrative expense and general and administrative-stock-based compensation is included in Corporate and Other for all periods. Depreciation and amortization of $17.2 million and $13.5 million for the three months ended June 30, 2004 and 2003, respectively, and $33.2 million and $26.5 million for the six months ended June 30, 2004 and 2003, respectively, are included in the amounts presented above.

(4)
Net operating income represents net income before minority interest, income (loss) from discontinued operations and gain from discontinued operations.

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

        The Company has experienced significant growth since its first quarter as a public company in 1998. Transaction volume for the fiscal year ended December 31, 2003 was $2.2 billion, compared to $1.7 billion in 2002 and $1.1 billion in 2001. The Company completed 60 financing commitments in 2003, compared to 41 in 2002 and 35 in 2001. During the first six months of 2004 the Company had $1.7 billion of transaction volume representing 31 financing commitments. Repeat customer business has become a key source of transaction volume for the Company, accounting for approximately 56% of the Company's cumulative volume through June 30, 2004. Based upon feedback from its customers, the Company believes that greater recognition of the Company and its reputation for completing highly structured transactions in an efficient manner have also contributed to increases in its transaction volume.

        The benefits of higher investment volumes were mitigated to an extent by the extremely low interest rate environment in 2002, 2003 and the first six months of 2004. Low interest rates benefit the Company in that its borrowing costs decrease, but similarly earnings on its variable-rate lending investments also decrease. Conversely, in an environment of rising interest rates, the Company's borrowing costs may increase, but earnings on its variable-rate lending investments would also increase. The Company's policy is to match fund its fixed-rate assets with fixed-rate debt and variable-rate assets with variable-rate debt so that changes in interest rates do not significantly impact the Company's earnings.

        During the difficult economic and real estate market conditions of 2002 and 2003, the Company focused its investment activity on lower risk investments such as first mortgages and corporate tenant lease transactions that met its risk adjusted return standards. The Company continued to emphasize these products in the first six months of 2004. The Company has experienced minimal losses on its lending investments. In 2003 and the first six months of 2004, the Company also focused on re-leasing space at its corporate tenant lease facilities under longer-term leases in an effort to reduce the impact of lease expirations on the Company's earnings. The Company has seen indications of improvements in the U.S. economy and strengthening in some sectors of the real estate markets in the first six months of 2004. The Company believes that the commercial real estate industry is attracting large amounts of investment capital. The Company intends to maintain its disciplined approach to underwriting its investments and will adjust its focus away from markets and products where the Company believes that the available pricing terms do not fairly reflect the risks of the investments.

        The Company has continued to broaden its sources of capital and was particularly active in the capital markets in 2003 and in the first six months of 2004. The Company's strong performance and the low interest rate environment enabled the Company to issue equity and debt securities in 2003 and the first six months of 2004 on attractive pricing terms. The Company used the proceeds from the issuances to repay secured indebtedness and to refinance higher cost capital. The Company made significant progress in 2003 and continues to make progress in the first six months of 2004 in migrating its debt obligations from secured debt towards unsecured debt. On April 19, 2004, the Company completed a new $850.0 million unsecured revolving credit facility with 19 banks and financial institutions. The new facility has a three-year initial term with a one-year extension at the Company's option. The facility bears interest, based upon the Company's current credit ratings, at a rate of LIBOR plus 1.00% and has a 25 basis point annual facility fee. While the Company considers it prudent to have a broad array of sources of capital, including secured financing arrangements, the Company will continue to seek to reduce its use of secured debt and increase its use of unsecured debt.

        The Company's earnings for the first six months of 2004 reflect the following charges from the first quarter of 2004:

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

Results of Operations

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

        Interest income—Interest income increased by $18.1 million to $92.2 million for the three months ended June 30, 2004 from $74.1 million for the same period in 2003. This increase was primarily due to $36.3 million of interest income on new originations or additional fundings, offset by an $16.8 million decrease from the repayment of loans and other lending investments. This increase was partially offset by a decrease in interest income on the Company's variable-rate lending investments as a result of lower average one-month LIBOR rates of 1.15% in 2004, compared to 1.26% in 2003.

        Operating lease income—Operating lease income increased by $14.4 million to $80.0 million for the three months ended June 30, 2004 from $65.6 million for the same period in 2003. Of this increase, $16.4 million is attributable to new CTL investments. This increase is partially offset by $2.1 million of lower operating lease income due to vacancies and lower rental rates on certain CTL assets.

        Other income—Other income generally consists of prepayment penalties and realized gains from the early repayment of loans and other lending investments, asset management fees, lease termination fees, mortgage servicing fees and dividends on certain investments. The Company's experience has been that early repayments may increase in low interest rate environments. During the three months ended June 30, 2004, other income included realized gains on sale of lending investments of $2.2 million, income from loan repayments and prepayment penalties of $7.2 million, asset management, mortgage servicing and other fees of approximately $316,000 and other miscellaneous income such as dividend payments of $210,000.

        During the three months ended June 30, 2003, other income included realized gains on sale of lending investments of $4.8 million, income from loan repayments and prepayment penalties of $2.7 million, asset management, mortgage servicing fees and other fees of approximately $796,000 and other miscellaneous income such as dividend payments of $125,000.

        Interest expense—For the three months ended June 30, 2004, interest expense increased by $8.9 million to $59.1 million from $50.2 million for the same period in 2003. This increase was primarily due to higher average borrowings on the Company's debt obligations, term loans and secured notes, and by an $884,000 increase in amortization of deferred financing costs on the Company's debt obligations in 2004 compared to the same period in 2003. This increase was partially offset by lower average one-month LIBOR rates, which averaged 1.15% in 2004 compared to 1.26% in 2003 on the unhedged portion of the Company's variable-rate debt.

        Operating costs—corporate tenant lease assets—For the three months ended June 30, 2004, operating costs increased by approximately $2.1 million from $3.7 million to $5.8 million for the same period in 2003. This increase is primarily related to new CTL investments and higher unrecoverable operating costs due to vacancies on certain CTL assets.

        Depreciation and amortization—Depreciation and amortization increased by $3.7 million to $17.2 million for the three months ended June 30, 2004 from $13.5 million for the same period in 2003. This increase is primarily due to depreciation on new CTL investments and the consolidation of Sunnyvale (see Note 6 to the Company's Consolidated Financial Statements).

        General and administrative—For the three months ended June 30, 2004, general and administrative expenses increased by $3.5 million to $12.5 million, compared to $9.0 million for the same period in 2003. This increase is primarily due to the consolidation of iStar Operating and the increase in payroll and compensation expenses.

        General and administrative—stock-based compensation—General and administrative-stock-based compensation decreased by $300,000 for the three months ended June 30, 2004 compared to the same period in 2003 primarily due to the final vesting of stock-based compensation to senior executives in December 2003.

        Provision for loan losses—The Company's charge for provision for loan losses increased to $2.0 million for the three months ended June 30, 2004 compared to $1.8 million in the same period in 2003. As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, the Company has experienced minimal actual losses on its loan investments to date. The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company's assessment of general market conditions, the Company's internal risk management policies and credit risk rating system, industry loss experience, the Company's assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

        Loss on early extinguishment of debt—During the three months ended June 30, 2004, the Company incurred $755,000 of losses on early extinguishments of debt associated with the amortization of deferred financing costs related to the early repayment of the Company's $48.0 million term loan which had an original maturity of July 2008. The Company also incurred a loss of $251,000 associated with the amortization of deferred financing costs related to the early termination of the Company's $300.0 million unsecured credit facility maturing July 2004. All of these activities related to the Company's strategies of migrating its borrowings toward more unsecured debt and taking advantage of lower cost refinancing opportunities.

        During the three months ended June 30, 2003, the Company had no losses on early extinguishment of debt.

        Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries—For the three months ended June 30, 2004, equity in earnings (loss) from joint ventures and unconsolidated subsidiaries decreased by approximately $755,000 to approximately $(855,000) from approximately $(100,000) for the same period in 2003. This decrease is primarily due to the conveyance by one of the Company's CTL joint ventures of its interest in two buildings and the related property to the mortgage lender in exchange for satisfaction of its obligations of the related loan in the first quarter of 2004. In addition, this decrease is due to vacancies and the consolidation of Sunnyvale in March 2004 and is partially offset by the consolidation of iStar Operating in July 2003 (see Note 6 to the Company's Consolidated Financial Statements).

        Income (loss) from discontinued operations—For the three months ended June 30, 2004 and 2003, operating income earned by the Company on CTL assets sold (prior to their sale) and assets held for sale of approximately $126,000 and $779,000, respectively, is classified as "discontinued operations," even though such income was recognized by the Company prior to the asset dispositions or classification as "Assets held for sale" on the Company's Consolidated Balance Sheets.

        Gain from discontinued operations—During the three months ended June 30, 2004 and the three months ended June 30, 2003, the Company did not dispose of any CTL assets.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

        Interest income—Interest income increased by $27.8 million to $175.3 million for the six months ended June 30, 2004 from $147.5 million for the same period in 2003. This increase was primarily due to $65.8 million of interest income on new originations or additional fundings, offset by a $32.2 million decrease from the repayment of loans and other lending investments. This increase was partially offset by a decrease in interest income on the Company's variable-rate lending investments as a result of lower average one-month LIBOR rates of 1.13% in 2004, compared to 1.30% in 2003.

        Operating lease income—Operating lease income increased by $24.7 million to $154.4 million for the six months ended June 30, 2004 from $129.7 million for the same period in 2003. Of this increase, $28.9 million is attributable to new CTL investments. This increase is partially offset by $4.4 million of lower operating lease income due to vacancies and lower rental rates on certain CTL assets.

        Other income—Other income generally consists of prepayment penalties and realized gains from the early repayment of loans and other lending investments, asset management fees, lease termination fees, mortgage servicing fees and dividends on certain investments. The Company's experience has been that early repayments may increase in low interest rate environments. During the six months ended June 30, 2004, other income included realized gains on sale of lending investments of $6.8 million, income from loan repayments and prepayment penalties of $13.5 million, asset management, mortgage servicing and other fees of approximately $970,000 and other miscellaneous income such as dividend payments of $532,000.

        During the six months ended June 30, 2003, other income included realized gains on sale of lending investments of $5.4 million, income from loan repayments and prepayment penalties of $5.1 million, asset management, mortgage servicing fees and other fees of approximately $2.0 million and other miscellaneous income such as dividend payments of $238,000.

        Interest expense—For the six months ended June 30, 2004, interest expense increased by $13.5 million to $111.7 million from $98.2 million for the same period in 2003. This increase was primarily due to higher average borrowings on the Company's debt obligations, term loans and secured notes, and by a $2.2 million increase in amortization of deferred financing costs on the Company's debt obligations in 2004 compared to the same period in 2003. This increase was partially offset by lower average one-month LIBOR rates, which averaged 1.13% in 2004 compared to 1.30% in 2003 on the unhedged portion of the Company's variable-rate debt.

        Operating costs—corporate tenant lease assets—For the six months ended June 30, 2004, operating costs increased by $4.4 million from $7.3 million to $11.7 million for the same period in 2003. This increase is primarily related to new CTL investments and higher unrecoverable operating costs due to vacancies on certain CTL assets.

        Depreciation and amortization—Depreciation and amortization increased by $6.7 million to $33.2 million for the six months ended June 30, 2004 from $26.5 million for the same period in 2003. This increase is primarily due to depreciation on new CTL investments and the consolidation of Sunnyvale (see Note 6 to the Company's Consolidated Financial Statements).

        General and administrative—For the six months ended June 30, 2004, general and administrative expenses increased by $9.2 million to $25.9 million, compared to $16.7 million for the same period in 2003. This increase is primarily due to the consolidation of iStar Operating and the increase in payroll and compensation expenses.

        General and administrative—stock-based compensation—General and administrative-stock-based compensation increased by $106.4 million for the six months ended June 30, 2004 compared to the same period in 2003. In the first quarter of 2004, the Company recognized a charge of approximately $106.9 million composed of $4.1 million for the performance-based vesting of 100,000 restricted shares granted under the Company's long-term incentive plan to the Chief Financial Officer, $86.0 million for the vesting of 2.0 million phantom shares on March 30, 2004 granted to the Chief Executive Officer, $10.1 million for the one-time award of Common Stock to the Chief Executive Officer, and $6.7 million for the vesting of 155,000 restricted shares granted to several employees.

        Provision for loan losses—The Company's charge for provision for loan losses increased to $5.0 million for the six months ended June 30, 2004 compared to $3.5 million in the same period in 2003. As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, the Company has experienced minimal actual losses on its loan investments to date. The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company's assessment of general market conditions, the Company's internal risk management policies and credit risk rating system, industry loss experience, the Company's assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

        Loss on early extinguishment of debt—During the six months ended June 30, 2004, the Company incurred $755,000 of losses on early extinguishment of debt associated with the amortization of deferred financing costs related to the early repayment of the Company's $48.0 million term loan which had an original maturity of July 2008. The Company also incurred a loss of $251,000 associated the amortization of deferred financing costs related to the early termination of the Company's $300.0 million unsecured credit facility maturing July 2004. In addition, the Company had $11.5 million of losses on early extinguishment of debt associated with the prepayment penalties and amortization of deferred financing costs related to the redemption of $110.0 million of the Company's 8.75% Senior Notes due 2008. In addition, the Company incurred $428,000 of losses associated with the amortization of deferred financing costs related to the early repayment of the Company's $60.0 million term loan which had an original maturity of June 2004. The Company also incurred a loss of $287,000 associated with amortization of deferred financing costs related to the early repayment of the Company's $193.0 million term loan which had an original maturity of July 2004. All of these activities related to the Company's strategies of migrating its borrowings toward more unsecured debt and taking advantage of lower cost refinancing opportunities.

        During the six months ended June 30, 2003, the Company had no losses on early extinguishments of debt.

        Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries—For the six months ended June 30, 2004, equity in earnings (loss) from joint ventures and unconsolidated subsidiaries increased by $5.6 million to $5.4 million from approximately $(158,000) for the same period in 2003. This increase is primarily due to lease terminations and the subsequent conveyance by one of the Company's CTL joint ventures of its interest in two buildings and the related property to the mortgage lender in exchange for satisfaction of its obligations of the related loan in the first quarter of 2004. In addition, this increase was due to the consolidation of iStar Operating and is partially offset by the consolidation of Sunnyvale in March 2004 (see Note 6 to the Company's Consolidated Financial Statements).

        Income (loss) from discontinued operations—For the six months ended June 30, 2004 and 2003, operating income (loss) earned by the Company on CTL assets sold (prior to their sale) and assets held for sale of approximately $(107,000) and $1.6 million, respectively, is classified as "discontinued operations," even though such income or loss was recognized by the Company prior to the asset dispositions or classification as "Assets held for sale" on the Company's Consolidated Balance Sheets.

        Gain from discontinued operations—During the six months ended June 30, 2004, the Company disposed of one CTL asset for net proceeds of $2.8 million, and recognized a gain of approximately $136,000.

        During the six months ended June 30, 2003, the Company disposed of one CTL asset for net proceeds of $4.0 million, and recognized a gain of approximately $264,000.

Adjusted Earnings

        The Company measures its performance using adjusted earnings in addition to net income. Adjusted earnings represents net income allocable to common shareholders and HPU holders computed in accordance with GAAP, before depreciation, amortization, gain (loss) from discontinued operations, extraordinary items and cumulative effect of change in accounting principle. Adjustments for unconsolidated partnerships and joint ventures reflect the Company's share of adjusted earnings calculated on the same basis.

        The Company believes that adjusted earnings is a helpful measure to consider, in addition to net income, because this measure helps the Company to evaluate how its commercial real estate finance business is performing compared to other commercial finance companies, without the effects of certain GAAP adjustments that are not necessarily indicative of current operating performance. The most significant GAAP adjustments that the Company excludes in determining adjusted earnings are depreciation and amortization. As a commercial finance company that focuses on real estate lending and corporate tenant leasing, the Company records significant depreciation on its real estate assets and amortization of deferred financing costs associated with its borrowings. These items do not affect the Company's daily operations, but they do impact financial results under GAAP. By measuring its performance using adjusted earnings and net income, the Company is able to evaluate how its business is performing both before and after giving effect to recurring GAAP adjustments such as depreciation and amortization and, in the case of adjusted earnings, after including earnings from its joint venture interests on the same basis and excluding gains or losses from the sale of assets that will no longer be part of its continuing operations.

        Adjusted earnings is not an alternative or substitute for net income in accordance with GAAP as a measure of the Company's performance. Rather, the Company believes that adjusted earnings is an additional measure that helps analyze how its business is performing. This measure is also used to track compliance with covenants in the Company's borrowing arrangements because several of its material borrowing arrangements have covenants based upon this measure. Adjusted earnings should not be viewed as an alternative measure of either the Company's liquidity or funds available for its cash needs or for distribution to its shareholders. In addition, the Company may not calculate adjusted earnings in the same manner as other companies that use a similarly titled measure.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
	(unaudited)
Adjusted earnings:
Net income allocable to common shareholders and HPU holders	$72,439	$60,519	$17,723	$119,245
Add: Joint venture income	41	251	5	500
Add: Depreciation	17,081	13,711	33,019	26,983
Add: Joint venture depreciation and amortization	490	982	2,022	1,994
Add: Amortization of deferred financing costs	8,859	6,957	19,171	13,408
Less: Gains from discontinued operations	—	—	(136)	(264)

Adjusted diluted earnings allocable to common shareholders and HPU holders(1)(2)(3)(4)	$98,910	$82,420	$71,804	$161,866

Weighted average diluted common shares outstanding(5)	112,246	102,687	112,324	101,945

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the three months ended June 30, 2004 and 2003, adjusted diluted earnings allocable to common shareholders and HPU holders includes $1,567 and $652, respectively, of adjusted earnings allocable to HPU holders. For the six months ended June 30, 2004 and 2003, diluted adjusted earnings allocable to common shareholders and HPU holders includes $1,119 and $1,288, respectively, of adjusted earnings allocable to HPU holders.

(3)
For the six months ended June 30, 2004, includes $9.6 million of cash paid for prepayment penalties associated with early extinguishment of debt.

(4)
For the six months ended June 30, 2004, includes a $106.9 million charge related to performance-based vesting of 100,000 restricted shares granted under the Company's long-term incentive plan to the Chief Financial Officer, the vesting of 2.0 million phantom shares on March 30, 2004 granted to the Chief Executive Officer, the one-time award of Common Stock with a value of $10.0 million to the Chief Executive Officer, the vesting of 155,000 restricted shares granted to several employees and the Company's share of taxes associated with all transactions.

(5)
For the three and six months ended June 30, 2003, in addition to the GAAP defined weighted average diluted shares outstanding this balance includes additional shares relating to the dilution of joint venture shares of 298,000.

Risk Management

        First Dollar and Last Dollar Exposure    One component of the Company's risk management assessment is an analysis of the Company's first and last dollar loan-to-value percentage with respect to the facilities or companies the Company finances. First dollar loan-to-value represents the weighted average beginning point for the Company's lending exposure in the aggregate capitalization of the underlying facilities or companies it finances. Last dollar loan-to-value represents the weighted average ending point for the Company's lending exposure in the aggregate capitalization of the underlying facilities or companies it finances.

        Loans and Other Lending Investments Credit Statistics—The table below summarizes the Company's loans and other lending investments that are more than 90-days past due in scheduled payments and details the provision for loan losses associated with the Company's lending investments for June 30, 2004, and December 31, 2003, as well as charge-offs for the six months ended June 30, 2004, and the year ended December 31, 2003 (in thousands):

	As of June 30, 2004		As of December 31, 2003
	$	%	$	%
Carrying value of loans past due 90 days or more/ As a percentage of total assets	$27,526	0.36%	$27,480	0.41%
Provision for loan losses/As a percentage of total assets	38,436	0.51%	33,436	0.50%
Net charge-offs/As a percentage of total assets	—	—	3,314	0.05%

        Non-Accrual Loans—The Company transfers loans to non-accrual status at such time as: (1) management believes that the potential risk exists that scheduled debt service payments will not be met within the coming 12 months; (2) the loan becomes 90 days delinquent; (3) management determines the borrower is incapable of, or ceased efforts toward, curing the cause of an impairment; or (4) the net realizable value of the loan's underlying collateral approximates the Company's carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. As of June 30, 2004, the Company has two assets on non-accrual status with an aggregate carrying value of $27.5 million, or 0.36% of total assets, compared to 0.41% at December 31, 2003. One of these two borrowers remains current on all of the debt service payments due to the Company. Management believes there is adequate collateral to support the book values of the assets.

        Watch List Assets—The Company conducts a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." As of June 30, 2004, the Company had four assets on its credit watch list, including the two non-accrual loans discussed above, with an aggregate carrying value of $76.1 million, or 1.00% of total assets, compared to 1.55% at December 31, 2003.

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

        The following table outlines the contractual obligations related to the Company's long-term debt agreements and operating lease obligations as of June 30, 2004. There are no other long-term liabilities of the Company that would constitute a contractual obligation.

		Principal Payments Due By Period(1)
	Total	Less Than 1 Year	2-3 Years	4-5 Years	6-10 Years	After 10 Years
	(In thousands)
Long-Term Debt Obligations:
Secured revolving credit facilities	$277,446	$10,000	$267,446	$—	$—	$—
Unsecured revolving credit facilities	783,000	—	—	783,000	—	—
Secured term loans	738,546	26,751	251,540	291,349	77,878	91,028
iStar Asset Receivables secured notes(2)	1,099,255	—	204,604	—	894,651	—
Unsecured notes	2,125,000	—	250,000	775,000	1,000,000	100,000

Total	5,023,247	36,751	973,590	1,849,349	1,972,529	191,028
Operating Lease Obligations:(3)	16,066	2,879	5,878	4,760	2,549	—

Total	$5,039,313	$39,630	$979,468	$1,854,109	$1,975,078	$191,028

Explanatory Notes:

(1)
Assumes exercise of extensions on the Company's long-term debt obligations to the extent such extensions are at the Company's option.

(2)
Based on expected proceeds from principal payments received on loan assets collateralizing such notes.

(3)
The Company also has a $1.0 million letter of credit outstanding as security for its primary corporate office lease.

        The Company has four LIBOR-based secured revolving credit facilities with an aggregate maximum capacity of $2.0 billion, of which $277.4 million was drawn as of June 30, 2004. Availability under these facilities is based on collateral provided under a borrowing base calculation. At June 30, 2004, the Company also had an unsecured credit facility totaling $850.0 million which bears interest at LIBOR + 1.00% per annum and matures in April 2008. At June 30, 2004, the Company had $783.0 million drawn under this facility (see Note 7 to the Company's Consolidated Financial Statements).

        The Company's debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include limitations on the Company's ability to incur indebtedness beyond specified levels, restrictions on the Company's ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. Significant non-financial covenants include a requirement in its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of June 30, 2004, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

        Unencumbered Assets/Unsecured Debt    The Company has made and will continue to make progress in migrating its balance sheet towards more unsecured debt, which generally results in a corresponding reduction of secured debt and an increase in unencumbered assets. The exact timing in which the Company will issue or borrow unsecured debt will be subject to market conditions. The following table shows the ratio of unencumbered assets to unsecured debt at June 30, 2004 and December 31, 2003 (in thousands):

	As of June 30, 2004	As of December 31, 2003
Total Unencumbered Assets	$4,553,995	$2,167,388
Total Unsecured Debt(1)	$2,908,000	$1,315,000
Unencumbered Assets/Unsecured Debt(2)	157%	165%

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

        Capital Markets Financings—The Company was an active issuer in the capital markets in the six months ended June 30, 2004. The continued strength of the Company's stock price and the low interest rate environment provided the Company with the opportunity to issue equity and debt securities on attractive pricing terms. During the six months ended June 30, 2004, the Company issued $850.0 million aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 4.875% to 5.700% and maturing between 2009 and 2014, and $200.0 million of variable-rate Senior Notes bearing interest at annual rates of three-month LIBOR + 1.25% and maturing in 2007. The Company issued 8.3 million shares of preferred stock in two series with cumulative annual dividend rates of 7.50%.

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

        The Company primarily used the proceeds from the issuances of securities described above to repay secured indebtedness as it migrates its balance sheet towards more unsecured debt and to refinance higher yielding obligations. During the six months ended June 30, 2004, the Company redeemed approximately $110.0 million aggregate principal amount of its outstanding 8.75% Senior Notes due 2008 at a price of 108.75% of par. In connection with this redemption, the Company recognized a charge to income of $11.5 million included in "Loss on early extinguishment of debt" on the Company's Consolidated Statements of Operations. The Company also retired its 3.3 million shares of Series H Variable Rate Cumulative Redeemable Preferred Stock. In addition, the Company redeemed all of its 2.0 million shares of 9.375% Series B Cumulative Redeemable Preferred Stock and all of its 1.3 million shares of 9.200% Series C Cumulative Redeemable Preferred Stock. In connection with this redemption, the Company recognized a charge to net income allocable to common shareholders and HPU holders of approximately $9.0 million included in "Preferred dividend requirements" on the Company's Consolidated Statements of Operations.

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

        The Company has entered into the following cash flow and fair value hedges that are outstanding as of June 30, 2004. The net value (liability) associated with these hedges is reflected on the Company's Consolidated Balance Sheets (in thousands).

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date		Maturity Date	Estimated Value at June 30, 2004
Pay-Fixed Swap	$235,000	1.135%	3/11/04		9/15/04	$185
Pay-Fixed Swap	200,000	1.144%	3/11/04		9/15/04	152
Pay-Fixed Swap	200,000	1.144%	3/11/04		9/15/04	152
Pay-Fixed Swap	125,000	2.885%	1/23/03		6/25/06	226
Pay-Fixed Swap	125,000	2.838%	2/11/03		6/25/06	343
Pay-Fixed Swap	75,000	5.580%	11/4/99	(1)	12/1/04	(1,488)
Pay-Floating Swap	200,000	4.381%	12/17/03		12/15/10	(6,246)
Pay-Floating Swap	105,000	3.678%	1/15/04		1/15/09	(3,191)
Pay-Floating Swap	100,000	4.345%	12/17/03		12/15/10	(3,327)
Pay-Floating Swap	100,000	3.878%	11/27/02		8/15/08	520
Pay-Floating Swap	100,000	3.713%	1/15/04		1/15/09	(2,878)
Pay-Floating Swap	100,000	3.686%	1/15/04		1/15/09	(3,000)
Pay-Floating Swap	50,000	3.810%	11/27/02		8/15/08	119
Pay-Floating Swap	50,000	4.290%	12/17/03		12/15/10	(1,820)
Pay-Floating Swap	45,000	3.684%	1/15/04		1/15/09	(1,355)
LIBOR Cap	345,000	8.000%	5/22/02		5/28/14	7,020
LIBOR Cap	135,000	6.000%	9/29/03		10/15/06	140
LIBOR Cap	75,000	7.750%	11/4/99	(1)	12/1/04	—
LIBOR Cap	35,000	7.750%	11/4/99	(1)	12/1/04	—
LIBOR Cap	24,000	9.000%	9/25/03		11/9/04	—

Total Estimated Value						$(14,448)

Explanatory Note:

(1)
Acquired in connection with the TriNet Acquisition (see Note 1).

        Between January 1, 2003 and June 30, 2004, the Company also had outstanding the following cash flow hedges that have expired or been settled (in thousands):

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date	Maturity Date
Pay-Fixed Swap	$125,000	7.058%	6/15/00	6/25/03
Pay-Fixed Swap	125,000	7.055%	6/15/00	6/25/03
Pay-Fixed Swap	100,000	4.139%	9/29/03	1/2/11
Pay-Fixed Swap	100,000	4.643%	9/29/03	1/2/14
Pay-Fixed Swap	100,000	4.484%	1/16/04	5/1/14
Pay-Fixed Swap	50,000	4.502%	1/16/04	5/1/14
Pay-Fixed Swap	50,000	4.500%	1/16/04	5/1/14

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

        Off-Balance Sheet Transactions—The Company is not dependent on the use of any off-balance sheet financing arrangements for liquidity. As of June 30, 2004, the Company had investments in two CTL joint ventures accounted for under the equity method, which had total debt obligations outstanding of approximately $102.5 million. The Company's pro rata share of the ventures' third-party debt was approximately $41.6 million (see Note 6 to the Company's Consolidated Financial Statements). These ventures were formed for the purpose of operating, acquiring and in certain cases, developing CTL facilities. The debt obligations of these joint ventures are non-recourse to the ventures and the Company, and mature between fiscal years 2005 and 2011. As of June 30, 2004, the debt obligations consisted of four term loans bearing fixed rates per annum ranging from 7.61% to 8.43%.

        The Company's STARs securitizations are all on-balance sheet financings.

        The Company has certain discretionary and non-discretionary unfunded commitments related to its loans and other lending investments that it may need to, or choose to, fund in the future. Discretionary commitments are those under which the Company has sole discretion with respect to future funding. Non-discretionary commitments are those that the Company is generally obligated to fund at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of June 30, 2004, the Company had 27 loans with unfunded commitments totaling $467.6 million, of which $265.1 million was discretionary and $202.5 million was non-discretionary.

        Ratings Triggers—The $850.0 million unsecured revolving credit facility that the Company held in place at June 30, 2004, bore interest at LIBOR + 1.00% per annum based on the Company's senior unsecured credit ratings of BB+ from S&P, Ba1 from Moody's and BBB- from Fitch Ratings. If the Company achieved a higher rating from either S&P or Moody's, the facility's interest rate would have improved to LIBOR + 0.875% per annum. There were no other ratings triggers in any of the Company's debt instruments or other operating or financial agreements at June 30, 2004.

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

        Transactions with Related Parties—The Company has an investment in iStar Operating Inc. ("iStar Operating"), a taxable subsidiary that, through a wholly-owned subsidiary, services the Company's loans and certain loan portfolios owned by third parties. The Company owns all of the non-voting preferred stock and a 95.00% economic interest in iStar Operating. The common shareholder, an entity controlled by a former director of the Company, is the owner of all the voting common stock and a 5.00% economic interest in iStar Operating. As of June 30, 2004, there have never been any distributions to the common shareholder, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of iStar Operating at fair market value, which the Company believes to be nominal.

        iStar Operating has elected to be treated as a taxable REIT subsidiary for purposes of maintaining compliance with the REIT provisions of the Code. Prior to July 1, 2003 it was accounted for under the equity method for financial statement reporting purposes and was presented in "Investments in and advances to joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Balance Sheets. As of July 1, 2003, the Company consolidates this entity as a VIE (see Note 3 to the Company's Consolidated Financial Statements) with no material impact. Prior to its consolidation, the Company charged an allocated portion of its general overhead expenses to iStar Operating based on the number of employees at iStar Operating as a percentage of the Company's total employees. These general overhead expenses were in addition to the direct general and administrative costs of iStar Operating. As of June 30, 2004, iStar Operating had no debt obligations.

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

        As more fully described in Note 10 to the Company's Consolidated Financial Statements certain affiliates of SOF IV and the Company's Executive Officer have reimbursed the Company for the value of restricted shares awarded to the Company's former President in excess of 350,000 shares.

        DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three months ended June 30, 2004 and 2003, the Company issued a total of approximately 17,000 and 750,000 shares of its Common Stock, respectively, and during the six months ended June 30, 2004 and 2003, the Company issued a total of approximately 393,000 and 1.4 million shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three months ended June 30, 2004 and 2003 were approximately $640,000 million and $25.6 million, respectively, and $16.1 million and $42.9 million during the six months ended June 30, 2004 and 2003, respectively. There are approximately 3.2 million shares available for issuance under the plan as of June 30, 2004.

        Stock Repurchase Program—The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of June 30, 2004, the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. The Company has not repurchased any shares under the stock repurchase program since November 2000.

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

        Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. During the six months ended June 30, 2004, management reviewed and evaluated its critical accounting policies and believes them to be appropriate. The Company's accounting policies are described in Note 3 to the Company's Consolidated Financial Statements. The following are significant events relating to critical accounting policies during the six months ended June 30, 2004:

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

        During 2001, the Company entered into a three-year employment agreement with its Chief Executive Officer. In addition, during 2002 the Company entered into a three-year employment agreement with its Chief Financial Officer. See Note 10 to the Company's Consolidated Financial Statements for a more detailed description of these employment agreements.

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

        On February 11, 2004, the Company entered into a new employment agreement with its Chief Executive Officer which took effect upon the expiration of the old agreement. The new agreement has an initial term of three years and provides for the following compensation:

  •
  an annual salary of $1.0 million;

  •
  a potential annual cash incentive award of up to $5.0 million if performance goals set by the Compensation Committee of the Board of Directors in consultation with the Chief Executive Officer are met; and

  •
  a one-time award of Common Stock with a value of $10.0 million at March 31, 2004 (236,167 shares based upon the trailing 20-day average closing price of the Common Stock); the award was fully vested when granted and dividends will be paid on the shares from the date of grant, but the shares cannot be sold for five years unless the price of the Common Stock during the 12 months ending March 31 of each year increases by at least 15.00%, in which case the sale restrictions on 25.00% of the shares awarded will lapse in respect of each 12-month period. In connection with this award the Company recorded a $10.1 million charge in "General and administrative—stock based compensation expense" on the Company's Consolidated Statements of Operations. The Chief Executive Officer notified the Company that subsequent to this award he contributed an equivalent number of shares to a newly established charitable foundation.

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

        None

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders of the Company was held on May 25, 2004.

        1.    Election of Directors.    At the meeting, seven directors were elected for terms expiring in 2005. For each nominee, the numbers of votes cast for and withheld were as follows:

NOMINEE	FOR	WITHHELD
JAY SUGARMAN	89,763,968	16,451,469
WILLIS ANDERSEN, JR.	105,486,753	728,684
ROBERT W. HOLMAN, JR.	105,943,143	272,294
ROBIN JOSEPHS	88,863,058	17,352,379
JOHN G. McDONALD	84,899,009	21,316,428
GEORGE R. PUSKAR	105,911,540	303,897
JEFFREY A. WEBER	105,469,454	745,983

        2.    Non-Employee Directors' Deferral Program.    At the meeting, the shareholders also approved a proposal to authorize the issuance of common stock equivalents to non-employee directors as part of their annual compensation under a Non-Employee Directors' Deferral Program. The number of votes cast for and against the proposal, the number of abstentions and the number of broker non-votes were as follows:

FOR	AGAINST	ABSTAIN	NON-VOTES
73,964,955	2,109,209	384,994	29,756,279

        3.    iStar Financial 2007 and 2008 High Performance Unit Programs.    At the meeting, the shareholders also approved the proposed iStar Financial 2007 High Performance Unit Program and the iStar Financial 2008 High Performance Unit Program. The number of votes cast for and against the proposal, the number of abstentions and the number of broker non-votes were as follows:

FOR	AGAINST	ABSTAIN	NON-VOTES
44,861,214	31,130,721	467,223	29,756,279

        4.    Ratification of Auditors.    Also at the meeting, the selection of PricewaterhouseCoopers LLP as the Company's independent public accountants for the year ending December 31, 2004 was ratified. The number of votes cast for and against the selection of accountants and the number of abstentions were as follows:

FOR	AGAINST	ABSTAIN
105,134,856	961,164	119,417

Item 5.    Other Information

        None

Item 6.    Exhibits and Reports on Form 8-K

a.    Exhibits

  31.0
  Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.

  32.0
  Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

b.     Reports on Form 8-K

  On April 22, 2004, a Current Report on Form 8-K was filed in order to furnish to the U.S. Securities and Exchange Commission the Company's Earnings Release in connection with the quarter ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSTAR FINANCIAL INC. Registrant
Date: August 6, 2004	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer
Date: August 6, 2004	/s/ CATHERINE D. RICE Catherine D. Rice Chief Financial Officer

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