Form 10-Q
period 2004-09-30
ISTAR FINANCIAL INC
filed 2004-11-08
CIK 1095651

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
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

        As of November 1, 2004, there were 111,382,124 shares of common stock of iStar Financial Inc. $0.001/par value per share outstanding ("Common Stock").

iStar Financial Inc.

Index to Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	As of September 30, 2004	As of December 31, 2003
ASSETS
Loans and other lending investments, net	$3,868,027	$3,702,674
Corporate tenant lease assets, net	2,900,628	2,535,885
Investments in and advances to joint ventures and unconsolidated subsidiaries	16,409	25,019
Assets held for sale	129,284	24,800
Cash and cash equivalents	104,763	80,090
Restricted cash	60,054	57,665
Accrued interest and operating lease income receivable	25,345	26,076
Deferred operating lease income receivable	63,377	51,447
Deferred expenses and other assets	151,633	156,934

Total assets	$7,319,520	$6,660,590

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$134,963	$126,524
Debt obligations	4,672,659	4,113,732

Total liabilities	4,807,622	4,240,256

Commitments and contingencies	—	—
Minority interest in consolidated entities	19,429	5,106
Shareholders' equity:
Series B Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 0 and 2,000 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	—	2
Series C Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 0 and 1,300 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	—	1
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at September 30, 2004 and December 31, 2003	4	4
Series E Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,600 shares issued and outstanding at September 30, 2004 and December 31, 2003	6	6
Series F Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at September 30, 2004 and December 31, 2003	4	4
Series G Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 3,200 shares issued and outstanding at September 30, 2004 and December 31, 2003	3	3
Series I Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,000 and 0 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	5	—
High Performance Units	7,439	5,131
Common Stock, $0.001 par value, 200,000 shares authorized, 111,381 and 107,215 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	111	107
Warrants and options	6,458	20,695
Additional paid-in capital	2,838,341	2,678,772
Retained earnings (deficit)	(307,893)	(242,449)
Accumulated other comprehensive income (losses) (See Note 12)	(3,953)	1,008
Treasury stock (at cost)	(48,056)	(48,056)

Total shareholders' equity	2,492,469	2,415,228

Total liabilities and shareholders' equity	$7,319,520	$6,660,590

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Interest income	$90,098	$77,166	$265,350	$224,670
Operating lease income	78,354	60,495	224,140	181,710
Other income	8,835	9,971	30,685	22,741

Total revenue	177,287	147,632	520,175	429,121

Costs and expenses:
Interest expense	58,671	46,591	169,179	143,246
Operating costs—corporate tenant lease assets	6,016	4,793	17,945	12,184
Depreciation and amortization	17,025	12,810	48,772	37,848
General and administrative	10,512	11,154	36,381	27,870
General and administrative—stock-based compensation expense	730	848	108,839	2,537
Provision for loan losses	2,000	1,750	7,000	5,250
Loss on early extinguishment of debt	—	—	13,178	—

Total costs and expenses	94,954	77,946	401,294	228,935

Net income before equity in earnings (loss) from joint ventures and unconsolidated subsidiaries, minority interest and other items	82,333	69,686	118,881	200,186
Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries	(1,875)	744	3,519	586
Minority interest in consolidated entities	(227)	(40)	(487)	(119)

Net income from continuing operations	80,231	70,390	121,913	200,653
Income from discontinued operations	2,858	3,787	8,945	10,961
Gain from discontinued operations	2,013	701	2,149	964

Net income	85,102	74,878	133,007	212,578
Preferred dividend requirements	(10,580)	(8,258)	(40,760)	(26,712)

Net income allocable to common shareholders and HPU holders(1)	$74,522	$66,620	$92,247	$185,866

Basic earnings per common share(2)	$0.66	$0.66	$0.83	$1.85

Diluted earnings per common share(3)(4)	$0.65	$0.63	$0.81	$1.79

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the three months ended September 30, 2004 and 2003, excludes $1,191 and $538 of net income allocable to HPU holders respectively. For the nine months ended September 30, 2004 and 2003, excludes $1,450 and $1,517 of net income allocable to HPU holders, respectively.

(3)
For the three months ended September 30, 2004 and 2003, excludes $1,178 and $517 of net income allocable to HPU holders respectively. For the nine months ended September 30, 2004 and 2003, excludes $1,421 and $1,470 of net income allocable to HPU holders, respectively.

(4)
For the three months ended September 30, 2004 and 2003, includes $43 and $40 of joint venture income, respectively. For the nine months ended September 30, 2004 and 2003, includes $5 and $119 of joint venture income, respectively.

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Consolidated Statement of Changes in Shareholders' Equity

(In thousands)

(unaudited)

	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	High Performance Units	Common Stock at Par	Warrants and Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total
Balance at December 31, 2003	$2	$1	$4	$6	$4	$3	$—	$—	$5,131	$107	$20,695	$2,678,772	$(242,449)	$1,008	$(48,056)	$2,415,228
Exercise of options and warrants	—	—	—	—	—	—	—	—	—	4	(14,237)	40,804	—	—	—	26,571
Net proceeds from Preferred offering	—	—	—	—	—	—	3	5	—	—	—	202,743	—	—	—	202,751
Redemption of Preferred Stock	(2)	(1)	—	—	—	—	(3)	—	—	—	—	(155,959)	—	—	—	(155,965)
Dividend declared Common Stock	—	—	—	—	—	—	—	—	—	—	—	—	(155,185)	—	—	(155,185)
Dividend declared HPU Units	—	—	—	—	—	—	—	—	—	—	—	—	(2,506)	—	—	(2,506)
Dividend requirement-preferred	—	—	—	—	—	—	—	—	—	—	—	—	(40,760)	—	—	(40,760)
Restricted stock units granted to employees	—	—	—	—	—	—	—	—	—	—	—	53,085	—	—	—	53,085
Issuance of stock-DRIP/Stock purchase plan	—	—	—	—	—	—	—	—	—	—	—	16,961	—	—	—	16,961
High Performance Units sold to employees	—	—	—	—	—	—	—	—	2,308	—	—	—	—	—	—	2,308
Contributions from significant shareholder	—	—	—	—	—	—	—	—	—	—	—	1,935	—	—	—	1,935
Net income for the period	—	—	—	—	—	—	—	—	—	—	—	—	133,007	—	—	133,007
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,961)	—	(4,961)

Balance at September 30, 2004	$—	$—	$4	$6	$4	$3	$—	$5	$7,439	$111	$6,458	$2,838,341	$(307,893)	$(3,953)	$(48,056)	$2,492,469

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income	$85,102	$74,878	$133,007	$212,578
Adjustments to reconcile net income to cash flows provided by operating activities:
Minority interest in consolidated entities	227	40	487	119
Non-cash expense for stock-based compensation	795	884	53,586	2,649
Depreciation and amortization	17,025	12,810	48,772	37,848
Depreciation and amortization from discontinued operations	713	963	2,178	2,908
Amortization of deferred financing costs	7,518	6,709	23,136	20,117
Amortization of discounts/premiums, deferred interest and costs on lending investments	(16,826)	(12,753)	(46,283)	(38,095)
Discounts, loan fees and deferred interest received	4,321	12,398	18,089	23,128
Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries	1,573	(744)	(3,820)	(586)
Distributions from operations of joint ventures	96	219	239	2,770
Loss on early extinguishment of debt	53	—	13,231	—
Deferred operating lease income receivable	(5,612)	(3,555)	(17,407)	(10,766)
Gain from discontinued operations	(2,013)	(701)	(2,149)	(964)
Provision for loan losses	2,000	1,750	7,000	5,250
Change in investments in and advances to joint ventures and unconsolidated subsidiaries	—	—	—	(2,877)
Changes in assets and liabilities:
Decrease in accrued interest and operating lease income receivable	1,344	2,532	581	637
(Increase) decrease in deferred expenses and other assets	(466)	(30,690)	20,782	(61,295)
Decrease in accounts payable, accrued expenses and other liabilities	(635)	(10,496)	(16,666)	(1,712)

Cash flows from operating activities	95,215	54,244	234,763	191,709

Cash flows from investing activities:
New investment originations	(409,788)	(822,901)	(1,734,896)	(1,636,215)
Add-on fundings under existing loan commitments	(53,116)	(12,110)	(138,413)	(33,251)
Net proceeds from sale of corporate tenant lease assets	46,830	7,598	49,652	11,563
Repayments of and principal collections on loans and other lending investments	692,321	435,548	1,231,366	872,940
Capital improvement projects on corporate tenant lease assets	(1,775)	(1,198)	(4,322)	(1,834)
Other capital expenditures on corporate tenant lease assets	(4,347)	(313)	(12,243)	(4,538)

Cash flows from investing activities	270,125	(393,376)	(608,856)	(791,335)

Cash flows from financing activities:
Borrowings under secured revolving credit facilities	465,000	370,485	1,825,416	1,176,562
Repayments under secured revolving credit facilities	(546,651)	(385,317)	(2,326,212)	(1,351,985)
Borrowings under unsecured revolving credit facilities	680,500	130,000	1,858,500	130,000
Repayments under unsecured revolving credit facilities	(821,500)	—	(1,346,500)	—
Borrowings under term loans	—	183,000	198,771	233,000
Repayments under term loans	(29,375)	(7,224)	(345,728)	(61,049)
Borrowings under unsecured bond offerings	—	—	1,032,301	39,747
Borrowings under repurchase agreements	—	440	—	25,166
Repayments under repurchase agreements		(2,084)	—	(2,084)
Repayments under unsecured notes	—	—	(110,000)	—
Borrowings under secured bond offerings	—	—	—	645,822
Repayments under secured bond offerings	(43,235)	(14,852)	(255,294)	(179,279)
Repayments under other debt obligations	—	—	(10,148)	—
Contribution from minority interest partner	3,340	2,408	3,340	2,408
Decrease (increase) in restricted cash held in connection with debt obligations	22,571	(16,613)	(1,728)	(30,285)
Prepayment penalty on early extinguishment of debt	(144)	—	(9,769)	—
Payments for deferred financing costs	(1,732)	(3,586)	(9,942)	(33,381)
Distributions to minority interest in consolidated entities	(394)	(40)	(644)	(119)
Net proceeds from preferred offering/exchange	—	90,736	203,048	90,736
Redemption of preferred stock	—	—	(165,000)	—
Common dividends paid	(77,615)	(66,676)	(155,185)	(132,553)
Preferred dividends paid	(10,580)	(8,228)	(31,328)	(26,517)
Dividends on HPUs	(1,253)	(536)	(2,506)	(1,072)
HPUs issued	6	14	2,308	3,751
Contributions from significant shareholder	—	—	1,935	—
Proceeds from exercise of options and issuance of DRIP/Stock purchase shares	4,412	35,244	43,131	77,978

Cash flows from financing activities	(356,650)	307,171	398,766	606,846

Increase (decrease) in cash and cash equivalents	8,690	(31,961)	24,673	7,220
Cash and cash equivalents at beginning of period	96,073	55,115	80,090	15,934

Cash and cash equivalents at end of period	$104,763	$23,154	$104,763	$23,154

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$57,231	$52,050	$142,788	$136,198

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Notes to Consolidated Financial Statements

Note 1—Business and Organization

        Business—iStar Financial Inc. (the "Company") is the leading publicly-traded finance company focused on the commercial real estate industry. The Company provides custom-tailored financing to high-end private and corporate owners of real estate nationwide, including senior and junior mortgage debt, senior and mezzanine corporate capital, and corporate net lease financing. The Company, which is taxed as a real estate investment trust ("REIT"), seeks to deliver a strong dividend and superior risk-adjusted returns on equity to shareholders by providing the highest quality financing solutions to its customers.

        The Company's primary product lines include:

  •
  Structured Finance. The Company provides senior and subordinated loans that typically range in size from $20 million to $100 million. These loans may be either fixed or variable rate and are structured to meet the specific financing needs of the borrowers, including the acquisition or financing of large, quality real estate. The Company offers borrowers a wide range of structured finance options, including first mortgages, second mortgages, partnership loans, participating debt and interim facilities. The Company's structured finance transactions have maturities generally ranging from three to ten years. As of September 30, 2004, based on gross carrying values, the Company's structured finance assets represented 23% of its assets.

  •
  Portfolio Finance. The Company provides funding to regional and national borrowers who own multiple facilities in geographically diverse portfolios. Loans are cross-collateralized to give the Company the benefit of all available collateral and are underwritten to recognize the benefits of geographical diversification. Property types include multifamily, suburban office, hotels and other property types where individual property values are less than $20 million on average. Loan terms are structured to meet the specific requirements of the borrower and typically range in size from $25 million to $150 million. The Company's portfolio finance transactions have maturities generally ranging from three to ten years. As of September 30, 2004, based on gross carrying values, the Company's portfolio finance assets represented 13% of its assets.

  •
  Corporate Finance. The Company provides senior and subordinated capital to corporations engaged in real estate or real estate-related businesses. Financings may be either secured or unsecured and typically range in size from $20 million to $150 million. The Company's corporate finance transactions have maturities generally ranging from five to ten years. As of September 30, 2004, based on gross carrying values, the Company's corporate finance assets represented 10% of its assets.

  •
  Loan Acquisition. The Company acquires whole loans and loan participations which present attractive risk-reward opportunities. Loans are generally acquired at a small discount to the principal balance outstanding. Loan acquisitions typically range in size from $5 million to $100 million and are collateralized by all major property types. The Company's loan acquisition transactions have maturities generally ranging from three to ten years. As of September 30, 2004, based on gross carrying values, the Company's loan acquisition assets represented 7% of its assets.

  •
  Corporate Tenant Leasing. The Company provides capital to corporations and borrowers who control facilities leased to single creditworthy tenants. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated corporate credit tenants, and which provide for all expenses at the property to be paid by the corporate tenant on a triple net lease basis. Corporate tenant lease ("CTL") transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of September 30, 2004, based on gross carrying values, the Company's CTL assets

    (including investments in and advances to joint ventures and unconsolidated subsidiaries and assets held for sale) represented 45% of its assets.

        The Company's investment strategy targets specific sectors of the real estate credit markets in which it believes it can deliver the highest quality, flexible financial solutions to its customers, thereby differentiating its financial products from those offered by other capital providers.

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

        In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's consolidated financial position at September 30, 2004 and December 31, 2003 and the results of its operations, changes in shareholders' equity and its cash flows for the three and nine months ended September 30, 2004 and 2003, respectively. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

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

        In accordance with the recent adoption, in July 2001, of Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" regarding the Company's acquisition of facilities, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant, that is, at replacement cost. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of customer relationships are recorded at their relative fair values.

        Above-market and below-market in-place lease values for owned CTL assets are recorded based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between: (1) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition of the facilities; and (2) management's estimate of fair market lease rates for the facility or equivalent facility, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market (or below-market) lease value is amortized as a reduction of (or, increase to) operating lease income over the remaining non-cancelable term of each lease plus any renewal periods with fixed rental terms that are considered to be below-market. The Company generally engages in sale/leaseback transactions and typically executes leases simultaneously with the purchase of the CTL asset at market-rate rents. Because of this, no above-market or below-market lease value is ascribed to these transactions.

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

        Capitalized interest—The Company capitalizes interest costs incurred during the construction period on qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. No interest was capitalized during the three and nine months ended September 30, 2004 and 2003.

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

        Provision for loan losses—The Company's accounting policies require that an allowance for estimated loan losses be maintained at a level that management, based upon an evaluation of known and inherent risks in the portfolio, considers adequate to provide for loan losses. In establishing loan loss provisions, management periodically evaluates and analyzes the Company's assets, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors. Specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral less disposition costs on an individual loan basis. Management considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Management carries these impaired loans at the fair value of the loans' underlying collateral less estimated disposition costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan; however, these loans are placed on non-accrual status at such time as: (1) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; (2) the loans become 90 days delinquent; (3) the loan has a maturity default; or (4) the net realizable value of the loan's underlying collateral approximates the Company's carrying value of such loan. While on non-accrual status, interest income is recognized only upon actual receipt. Impairment losses are recognized as direct write-downs of the related loan with a corresponding charge to the provision for loan losses. Charge-offs occur when loans, or a portion thereof, are considered uncollectible and of such little value that further pursuit of collection is not warranted. Management also provides a loan portfolio reserve based upon its periodic evaluation and analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors.

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

        SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share if the fair value-based method had been applied to all outstanding and unvested stock awards in each period, are presented below (in thousands except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income allocable to common shareholders and HPU holders, as reported(1)	$74,522	$66,620	$92,247	$185,866
Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	—	(24)	—	(72)

Pro forma net income allocable to common shareholders and HPU holders	$74,522	$66,596	$92,247	$185,794

Earnings per share:
Basic—as reported(2)	$0.66	$0.66	$0.83	$1.85
Basic—pro forma(2)	$0.66	$0.66	$0.83	$1.85
Diluted—as reported(3)(4)	$0.65	$0.63	$0.81	$1.79
Diluted—pro forma(3)(4)	$0.65	$0.63	$0.81	$1.79

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the three months ended September 30, 2004 and 2003, excludes $1,191 and $538 of net income allocable to HPU holders respectively. For the nine months ended September 30, 2004 and 2003, excludes $1,450 and $1,517 of net income allocable to HPU holders, respectively.

(3)
For the three months ended September 30, 2004 and 2003, excludes $1,178 and $517 of net income allocable to HPU holders respectively. For the nine months ended September 30, 2004 and 2003, excludes $1,421 and $1,470 of net income allocable to HPU holders, respectively.

(4)
For the three months ended September 30, 2004 and 2003, includes $43 and $40 of joint venture income, respectively. For the nine months ended September 30, 2004 and 2003, includes $5 and $119 of joint venture income, respectively.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of Statement of Financial Accounting Standards No. 5 ("SFAS No. 5"), "Accounting for Contingencies," Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" and rescinds FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS No. 5." It requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless if the Company receives separately identifiable consideration (e.g., a premium). The disclosure requirements became effective December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's Consolidated Financial Statements.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments

        The following is a summary description of the Company's loans and other lending investments (in thousands)(1):

				Carrying Value as of
Type of Investment	Underlying Property Type	# of Borrowers In Class	Principal Balances Outstanding	September 30, 2004	December 31, 2003	Effective Maturity Dates	Contractual Interest Payment Rates(2)(3)	Contractual Interest Accrual Rates(2)(3)	Principal Amortization		Participation Features
Senior Mortgages(4)	Office/Residential/ Retail/Industrial, R&D/ Conference Center/ Mixed Use/Hotel/ Entertainment, Leisure/Other	45	$2,228,253	$2,190,158	$2,106,791	2004 to 2022	Fixed: 7.03% to 18.20% Variable: LIBOR + 2.90% to LIBOR + 7.50%	Fixed: 7.03% to 18.20% Variable: LIBOR + 2.90% to LIBOR + 7.50%	Yes	(5)	Yes	(6)
Subordinate Mortgages	Office/Residential/ Retail/Mixed Use/ Hotel	21	601,504	602,135	550,572	2004 to 2013	Fixed: 7.00% to 18.00% Variable: LIBOR + 4.00% to LIBOR + 7.47%	Fixed: 7.32% to 18.00% Variable: LIBOR + 4.00% to LIBOR + 7.47%	Yes	(5)	No
Corporate/Partnership Loans(7)	Office/Residential/ Retail/Industrial, R&D/ Mixed Use/Hotel/ Entertainment, Leisure/ Other	31	941,642	906,858	710,469	2004 to 2013	Fixed: 6.00% to 15.00% Variable: LIBOR + 3.50% to LIBOR + 12.77%	Fixed: 7.33% to 17.50% Variable: LIBOR + 3.50% to LIBOR + 12.77%	Yes	(5)	Yes	(6)
Other Lending Investments—Loans	Office/Mixed Use/Hotel	4	21,354	21,520	23,767	2004 to 2008	Fixed: 10.00% to 15.00%	Fixed: 15.00% to 17.50%	No		Yes	(6)
Other Lending Investments—Securities(8)	Industrial, R&D/ Hotel/ Entertainment, Leisure/Other	8	188,361	187,792	344,511	2005 to 2013	Fixed: 8.27% to 10.00% Variable: LIBOR + 2.82% to LIBOR + 5.00%	Fixed: 8.27% to 10.00% Variable: LIBOR +2.82% to LIBOR + 5.00%	Yes	(5)	No

Gross Carrying Value				$3,908,463	$3,736,110
Provision for Loan Losses				(40,436)	(33,436)

Total, Net				$3,868,027	$3,702,674

Explanatory Notes:

(1)
Details (other than carrying values) are for loans outstanding as of September 30, 2004.

(2)
Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR on September 30, 2004 was 1.84%. As of September 30, 2004, five loans with a combined carrying value of $91.4 million have a stated accrual rate that exceeds the stated pay rate; one of these loans, with a carrying value of $27.1 million, has been placed on non-accrual status and therefore is considered a non-performing loan (see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management) and the Company is only recognizing income based on cash received for interest.

(3)
As of September 30, 2004, the Company has 48 loans and other lending investments with LIBOR floors ranging from 1.00% to 3.00%.

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

(7)
Includes one unsecured loan with a carrying value of $8.5 million as of September 30, 2004.

(8)
Generally consists of term preferred stock or debt interests that are specifically originated or structured to meet customer financing requirements and the Company's investment criteria. These investments do not typically consist of securities purchased in the open market or as part of broadly-distributed offerings.

        During the nine months ended September 30, 2004 and 2003, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $1,264.3 million and $1,360.6 million in loans and other lending investments, funded $138.4 million and $33.3 million under existing loan commitments, and received principal repayments of $1,231.4 million and $872.9 million.

        As of September 30, 2004, the Company had 25 loans with unfunded commitments. The total unfunded commitment amount was approximately $465.4 million, of which $258.5 million was discretionary and $206.9 million was non-discretionary.

        A portion of the Company's loans and other lending investments are pledged as collateral under either the iStar Asset Receivables secured notes, the secured revolving credit facilities or secured term loans (see Note 7 for a description of the Company's secured and unsecured debt).

        The Company has reflected provisions for loan losses of approximately $2.0 million and $1.8 million in its results of operations during the three months ended September 30, 2004 and 2003, respectively, and $7.0 million and $5.3 million during the nine months ended September 30, 2004 and 2003, respectively. These provisions represent loan portfolio reserves based on management's evaluation of general market conditions, the Company's internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults and the credit quality of the underlying collateral. During the 12 months ended December 31, 2003, the Company took a $3.3 million direct impairment on a $30.4 million partnership loan lowering the book value of the asset to $27.1 million. In August 2003, the borrower stopped making its debt service payments due to insufficient cash flow caused by vacancies at the property. After taking the impairment charge management believes there is adequate collateral to support the book value of the asset as of September 30, 2004.

        Changes in the Company's provision for loan losses were as follows (in thousands):

Provision for loan losses, December 31, 2002	$29,250
Additional provision for loan losses	7,500
Impairment on loans	(3,314)

Provision for loan losses, December 31, 2003	33,436
Additional provision for loan losses	7,000

Provision for loan losses, September 30, 2004	$40,436

Note 5—Corporate Tenant Lease Assets

      During the nine months ended September 30, 2004 and 2003, respectively, the Company acquired an aggregate of approximately $474.2 million and $275.6 million in CTL assets and disposed of CTL assets for net proceeds of approximately $49.7 million and $11.6 million. In relation to the CTL assets acquired during the nine months ended September 30, 2004, the Company allocated approximately $9.0 million of purchase costs to intangible assets based on their estimated fair values (see Note 3). As of September 30, 2004 and December 31, 2003, the Company had unamortized purchase related intangible assets of approximately $32.5 million and $24.9 million, respectively, and included these in "Deferred expenses and other assets" on the Company's Consolidated Balance Sheets.

        The Company's investments in CTL assets, at cost, were as follows (in thousands):

	September 30, 2004	December 31, 2003
Facilities and improvements	$2,440,539	$2,210,592
Land and land improvements	678,058	468,708
Direct financing lease	—	35,472
Less: accumulated depreciation	(217,969)	(178,887)

Corporate tenant lease assets, net	$2,900,628	$2,535,885

        Under certain leases, the Company is entitled to receive additional participating lease payments to the extent gross revenues of the corporate tenant exceed a base amount. The Company did not earn any such additional participating lease payments on these leases in the three or nine months ended September 30, 2004 and 2003. In addition, the Company also receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended September 30, 2004 and 2003 were approximately $8.2 million and $6.9 million, respectively, and $23.8 million and $21.9 million for the nine months ended September 30, 2004 and 2003, respectively, and are included as a reduction of "Operating costs—corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

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

        In addition, the Company has $32.8 million of non-discretionary unfunded commitments related to two existing customers. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Currently, the Company has committed $18.1 million in pre-approved capital improvement projects and $14.7 million in new construction costs.

        As of September 30, 2004, there were 12 CTL assets with an aggregate book value of $129.3 million classified as "Assets held for sale" on the Company's Consolidated Balance Sheets. The Company began marketing this portfolio of assets for sale, most of which were acquired as part of the TriNet Acquisition, primarily to reduce the Company's exposure in the suburban Boston market. Of the 12 properties, 11 are located in suburban Boston and one is located in Las Vegas. The Company has accepted a bid of $157.0 million and has entered into a contract for sale. On September 9, 2004, the Company received a deposit of $1.6 million and expects the sale to close in the beginning of November 2004.

        On September 17, 2004, the Company sold one CTL asset for net proceeds of $5.7 million, and realized a gain of approximately $750,000. On September 10, 2004, the Company sold one CTL asset, comprised of four facilities, for net proceeds of $14.1 million, and realized a gain of approximately $1.2 million. On July 23, 2004, the Company sold one CTL asset for net proceeds of $27.0 million, and realized a gain of approximately $77,000. On February 25, 2004, the Company sold one CTL asset for net proceeds of $2.8 million, and realized a gain of approximately $136,000.

        On August 14, 2003, the Company sold two CTL assets for net proceeds of $7.6 million, and realized a gain of approximately $701,000. On January 7, 2003, the Company sold one CTL asset for net proceeds of $4.0 million and realized a gain of approximately $264,000.

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

        The Company's ownership percentages, its investments in and advances to unconsolidated joint ventures and subsidiaries, the Company's pro rata share of its ventures' third-party, non-recourse debt as of September 30, 2004 and its respective income (loss) for the three months ended September 30, 2004 are presented below (in thousands):

					Third-Party Debt
			JV Income (Loss) for the Three Months Ended September 30, 2004	Pro Rata Share of Third-Party Non-Recourse Debt(1)
	Ownership %	Equity Investment			Interest Rate	Scheduled Maturity Date
Unconsolidated Joint Ventures:
CTC	50.00%	$11,811	$(1,613)	$—	N/A	N/A
ACRE Simon	20.00%	4,598	(262)	6,381	7.61% — 8.43%	Various through 2011

Total		$16,409	$(1,875)	$6,381

Explanatory Note:

(1)
The Company reflects its pro rata share of third-party, non-recourse debt, rather than the total amount of the joint venture debt, because the third-party, non-recourse debt held by the joint ventures is not guaranteed by the Company nor does the Company have any additional commitments to fund such debt obligations.

        Investments in and advances to unconsolidated joint ventures:    At September 30, 2004, the Company had investments in two unconsolidated joint ventures: (1) Corporate Technology Centre Associates, LLC ("CTC"), whose external member is Corporate Technology Centre Partners, LLC; and (2) ACRE Simon, LLC ("ACRE"), whose external partner is William E. Simon & Sons Realty Partners, L.P. These ventures were formed for the purpose of operating, acquiring and, in certain cases, developing CTL facilities.

        At September 30, 2004, the ventures held four facilities. The Company's combined investment in these joint ventures at September 30, 2004 was $16.4 million. The joint ventures' carrying value for the four facilities owned at September 30, 2004 was $57.2 million. In aggregate, the joint ventures had total assets of $74.0 million and total liabilities of $32.9 million as of September 30, 2004, and net loss of $(2.9) million and net income of $8.2 million for the three and nine months ended September 30, 2004. The Company accounts for these investments under the equity method because the Company's joint venture partners have certain participating rights giving them shared control over the ventures.

        On September 27, 2004, CTC Associates I L.P., a wholly-owned subsidiary of the Company's CTC joint venture, sold its interest in five buildings to a third party investor and the mortgage lender accepted the proceeds in full satisfaction of the obligation. This transaction resulted in a net loss of approximately $1.9 million to the entity.

        On March 30, 2004, CTC Associates II L.P., a wholly-owned subsidiary of the Company's CTC joint venture, conveyed its interest in two buildings and the related property to the mortgage lender in exchange for satisfaction of the entity's obligations of the related loan. Prior to the conveyance of the buildings, early lease terminations resulted in one-time income allocable to the Company of approximately $3.5 million during the first quarter of 2004.

        On March 31, 2004, the Company began accounting for its 44.70% interest in TriNet Sunnyvale Partners, L.P. ("Sunnyvale") as a VIE (see Note 3) because the limited partners of Sunnyvale have the option to put their interest to the Company for cash; however, the Company may elect to deliver 297,728 shares of Common Stock in lieu of cash. Therefore, the Company consolidates this partnership for financial statement reporting purposes. Prior to its consolidation, the Company accounted for this joint venture under the equity method for financial statement reporting purposes and it was presented in "Investments in and advances to joint ventures and unconsolidated subsidiaries," on the Company's Consolidated Balance Sheets and earnings from the joint venture were included in "Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries" in the Company's Consolidated Statements of Operations.

        Investments in and advances to unconsolidated subsidiaries:    The Company has an investment in iStar Operating, a taxable REIT subsidiary that, through a wholly-owned subsidiary, services the Company's loans and certain loan portfolios owned by third parties. The Company owns all of the non-voting preferred stock and a 95.00% economic interest in iStar Operating. The common shareholder, an entity controlled by a former director of the Company, is the owner of all the voting common stock and a 5.00% economic interest in iStar Operating. As of September 30, 2004, there have never been any distributions to the common shareholder, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of iStar Operating at fair market value, which the Company believes to be nominal.

        iStar Operating has elected to be treated as a taxable REIT subsidiary for purposes of maintaining compliance with the REIT provisions of the Code and prior to July 1, 2003 was accounted for under the equity method for financial statement reporting purposes and was presented in "Investments in and advances to joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Balance Sheets. As of July 1, 2003, the Company consolidates this entity as a VIE (see Note 3) with no material impact. Prior to its consolidation, the Company charged an allocated portion of its general overhead expenses to iStar Operating based on the number of employees at iStar Operating as a percentage of the Company's total employees. These general overhead expenses were in addition to the direct general and administrative costs of iStar Operating. As of September 30, 2004, iStar Operating had no debt obligations.

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

        On June 8, 2004, AutoStar Realty Operating Partnership, L.P. (the "Operating Partnership") was created to provide real estate financing solutions to automotive dealerships and related automotive businesses. The Operating Partnership was capitalized with initial contributions of $9,500 (0.50%) from AutoStar Realty GP LLC (the "GP") and $1.9 million (99.50%) from AutoStar Investors Partnership LLP (the "LP"). The GP is funded and owned 93.33% by iStar Automotive Investments, LLC, a wholly-owned subsidiary of the Company, and 6.67% by CP AutoStar, LP, an entity owned and controlled by two entities unrelated to the Company. The LP is funded and owned 93.33% by iStar Automotive Investments, LLC and 6.67% by CP AutoStar Co-Investors, LP, an entity controlled by two entities unrelated to the Company. This joint venture qualifies as a VIE and the Company is the primary beneficiary. Therefore, the Company consolidates this partnership for financial statement purposes and records the minority interest of the external partner in "Minority interest in consolidated entities" on the Company's Consolidated Balance Sheets.

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

Notes to Consolidated Financial Statements (Continued)

Note 7—Debt Obligations

        As of September 30, 2004 and December 31, 2003, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

		Carrying Value as of
	Maximum Amount Available	September 30, 2004	December 31, 2003	Stated Interest Rates(1)	Scheduled Maturity Date
Secured revolving credit facilities:
Line of credit	$250,000	$42,000	$88,640	LIBOR + 1.50%—2.05%	March 2005
Line of credit	700,000	69,900	310,364	LIBOR + 1.40%—2.15%	January 2007(2)
Line of credit(3)	350,000	10,811	117,211	LIBOR + 1.50%—2.25%	August 2006(2)
Line of credit	500,000	73,084	180,376	LIBOR + 1.50%—2.25%	September 2005
Unsecured revolving credit facilities:
Line of credit	850,000	642,000	—	LIBOR + 1.00%	April 2008(4)
Line of credit	—	—	130,000	LIBOR + 2.125%	July 2004

Total revolving credit facilities	$2,650,000	$837,795	$826,591

Secured term loans:
Secured by CTL assets		—	193,000	LIBOR + 1.85%	July 2006
Secured by CTL assets		137,536	140,440	7.44%	March 2009
Secured by CTL assets		135,000	135,000	LIBOR + 1.75%	October 2008
Secured by CTL assets		41,139	—	7.19% and 7.22%	January 2018 and December 2026
Secured by CTL assets		24,000	—	LIBOR + 1.25%	November 2004
Secured by CTL assets(5)		86,113	92,876	6.80%—8.80%	Various through 2022
Secured by corporate bond investments		148,037	—	LIBOR + 1.05%—1.50%	January 2006
Secured by corporate lending investments		76,994	77,938	6.55%	November 2005
Secured by corporate lending investments		60,352	60,874	6.41%	January 2013
Secured by corporate lending investments		—	60,000	LIBOR + 2.50%	June 2004 (6)
Secured by corporate lending investments		—	48,000	LIBOR + 2.125%	July 2008 (7)

Total term loans		709,171	808,128
Less: debt premium / (discount)		6,230	(128)

Total secured term loans		715,401	808,000
iStar Asset Receivables secured notes:
STARs Series 2002-1:
Class A1		—	40,011	LIBOR + 0.26%	June 2004(8)
Class A2		253,416	381,296	LIBOR + 0.38%	December 2009(8)
Class B		39,955	39,955	LIBOR + 0.65%	April 2011(8)
Class C		26,637	26,637	LIBOR + 0.75%	May 2011(8)
Class D		21,310	21,310	LIBOR + 0.85%	January 2012(8)
Class E		42,619	42,619	LIBOR + 1.235%	January 2012(8)
Class F		26,637	26,637	LIBOR + 1.335%	January 2012(8)
Class G		21,309	21,309	LIBOR + 1.435%	January 2012(8)
Class H		26,637	26,637	6.35%	January 2012(8)
Class J		26,637	26,637	6.35%	May 2012(8)
Class K		26,637	26,637	6.35%	May 2012(8)

Total STARs Series 2002-1		511,794	679,685
Less: debt discount		(3,815)	(4,090)

STARs Series 2003-1:
Class A1		185,050	235,808	LIBOR + 0.25%	October 2005(9)
Class A2		225,227	248,206	LIBOR +0.35%	August 2010(9)
Class B		16,744	18,452	LIBOR + 0.55%	July 2011(9)
Class C		18,418	20,297	LIBOR + 0.65%	April 2012(9)
Class D		11,720	12,916	LIBOR + 0.75%	October 2012(9)
Class E		13,395	14,762	LIBOR + 1.05%	May 2013(9)
Class F		13,395	14,762	LIBOR + 1.10%	June 2013(9)
Class G		11,721	12,916	LIBOR + 1.25%	June 2013(9)
Class H		11,721	12,916	4.97%	June 2013(9)
Class J		13,394	14,761	5.07%	June 2013(9)
Class K		23,441	25,833	5.56%	June 2013(9)

Total STARS Series 2003-1		544,226	631,629

Total iStar Asset Receivables secured notes		1,052,205	1,307,224
Unsecured notes:
LIBOR + 1.25% Senior Notes		200,000	—	LIBOR + 1.25%	March 2007
4.875% Senior Notes		350,000	—	4.875%	January 2009
5.125% Senior Notes		250,000	—	5.125%	April 2011
5.70% Senior Notes		250,000	—	5.70%	March 2014
6.00% Senior Notes		350,000	350,000	6.00%	December 2010
6.50% Senior Notes		150,000	150,000	6.50%	December 2013
7.00% Senior Notes		185,000	185,000	7.00%	March 2008
7.70% Notes(10)(11)		100,000	100,000	7.70%	July 2017
7.95% Notes(10)(11)		50,000	50,000	7.95%	May 2006
8.75% Notes		240,000	350,000	8.75%	August 2008

Total unsecured notes		2,125,000	1,185,000
Less: debt discount		(59,427)	(47,921)
Plus: impact of pay-floating swap agreements(12)		1,685	690

Total unsecured notes		2,067,258	1,137,769
Other debt obligations		—	34,148	Various	Various

Total debt obligations		$4,672,659	$4,113,732

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7—Debt Obligations (Continued)

Explanatory Notes:

(1)
Substantially all variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on September 30, 2004 was 1.84%.

(2)
Maturity date reflects a one-year "term-out" extension at the Company's option.

(3)
On July 20, 2004, this secured facility was amended to reduce the maximum amount available to $350.0 million, to extend the marturity to August 2005 and to reduce the stated interest rate on first mortgages to LIBOR + 1.50%.

(4)
Subsequent to quarter end, the interest rate and facility fees were reduced to LIBOR + 0.875% and 17.5 basis points, respectively, due to an upgrade in the Company's senior unsecured debt rating to investment grade by both S&P and Moody's. Maturity date reflects a one-year extension at the Company's option.

(5)
During August 2004, the Company prepaid three term loans aggregating approximately $3.8 million that financed three of the assets classified as held for sale at September 30, 2004.

(6)
On January 9, 2004, the Company repaid this term loan that had a final maturity of June 2004.

(7)
On May 25, 2004, the Company repaid this term loan that had a final maturity of July 2008.

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

(12)
On January 15, 2004, the Company entered into four pay-floating interest rate swaps struck at 3.678%, 3.713%, 3.686% and 3.684% with notional amounts of $105.0 million, $100.0 million, $100.0 million and $45.0 million, respectively, and maturing on January 15, 2009. On December 17, 2003, the Company entered into three pay-floating interest rate swaps struck at 4.381%, 4.345% and 4.29% in the notional amounts of $200.0 million, $100.0 million and $50.0 million, respectively. On November 27, 2002, the Company entered into two pay-floating interest rate swaps struck at 3.8775% and 3.81% in the notional amounts of $100.0 million and $50.0 million, respectively. These swaps are intended to mitigate the risk of changes in the fair value of $350.0 million of five-year Senior Notes, $350.0 million of seven-year Senior Notes and $150.0 million of ten-year Senior Notes, respectively, attributable to changes in LIBOR. For accounting purposes, quarterly the Company adjusts the value of the swap to its fair value and adjusts the carrying amount of the hedged liability by an offsetting amount.

        The Company's primary source of short-term funds is an $850.0 million unsecured revolving credit facility. Availability under the facility requires the Company to meet certain financial covenants. In addition, the Company has four secured revolving credit facilities of which availability is based on percentage borrowing base calculations. Certain debt obligations, including the unsecured and secured lines of credit, contain covenants. These covenants are both financial and non-financial in nature. Significant financial covenants include limitations on the Company's ability to incur indebtedness beyond specified levels, restrictions on the Company's ability to incur liens on assets and limitations on the amount and type of restricted payments, such as repurchases of its own equity securities, that the Company makes. Significant non-financial covenants include a requirement in its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of September 30, 2004, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

        During the nine months ended September 30, 2004, the Company issued $850.0 million aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 4.875% to 5.70% and maturing between 2009 and 2014 and $200.0 million of variable-rate Senior Notes bearing interest at an annual rate of three-month LIBOR+1.25% and maturing in 2007. The proceeds from these transactions were used to repay secured indebtedness and to fund new investment activity.

        On July 20, 2004, one of the Company's $500.0 million secured facilities was amended to reduce the maximum amount available to $350.0 million, to extend the maturity to August 2005 and to reduce the stated interest rate on first mortgages to LIBOR + 1.50%.

        On April 19, 2004, the Company completed a new $850.0 million unsecured revolving credit facility with 19 banks and financial institutions. The new facility has a three-year initial term with a one-year extension at the Company's option. The facility bears interest, based upon the Company's current credit ratings, at a rate of LIBOR + 1.00% and has a 25 basis point annual facility fee. Subsequent to quarter end, the interest rate and facility fees were reduced to LIBOR + 0.875% and 17.5 basis points, respectively, due to an upgrade in the Company's senior unsecured debt rating to investment grade by both S&P and Moody's. This new credit facility replaced a $300.0 million unsecured credit facility which matured July 2004.

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

        During the nine months ended September 30, 2004 the Company incurred an aggregate loss on early extinguishment of debt of approximately $13.2 million as a result of the early retirement of certain debt obligations.

        As of September 30, 2004, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2004 (remaining three months)	$24,000
2005	377,128
2006	208,848
2007	272,653
2008	1,202,000
Thereafter	2,643,357

Total principal maturities	4,727,986
Net unamortized debt discounts	(57,012)
Impact of pay-floating swap agreements	1,685

Total debt obligations	$4,672,659

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

        DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three months ended September 30, 2004 and 2003, the Company issued a total of approximately 17,400 and 841,000 shares of its Common Stock, respectively, and during the nine months ended September 30, 2004 and 2003, the Company issued a total of approximately 410,000 and 2.2 million shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three months ended September 30, 2004 and 2003 were approximately $681,000 and $30.5 million, respectively, and $16.8 million and $73.4 million during the nine months ended September 30, 2004 and 2003, respectively. There are approximately 3.2 million shares available for issuance under the plan as of September 30, 2004.

        Stock Repurchase Program—The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of September 30, 2004, the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. The Company has not repurchased any shares under the stock repurchase program since November 2000.

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

        The Company has entered into the following cash flow and fair value hedges that are outstanding as of September 30, 2004. The net value (liability) associated with these hedges is reflected on the Company's Consolidated Balance Sheets (in thousands).

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date	Maturity Date	Estimated Value at September 30, 2004
Pay-Fixed Swap	$125,000	2.885%	1/23/03	6/25/06	$(340)
Pay-Fixed Swap	125,000	2.838%	2/11/03	6/25/06	(238)
Pay-Fixed Swap	75,000	5.580%	11/4/99(1)	12/1/04	(718)
Pay-Floating Swap	200,000	4.381%	12/17/03	12/15/10	1,867
Pay-Floating Swap	105,000	3.678%	1/15/04	1/15/09	(951)
Pay-Floating Swap	100,000	4.345%	12/17/03	12/15/10	724
Pay-Floating Swap	100,000	3.878%	11/27/02	8/15/08	1,521
Pay-Floating Swap	100,000	3.713%	1/15/04	1/15/09	(759)
Pay-Floating Swap	100,000	3.686%	1/15/04	1/15/09	(870)
Pay-Floating Swap	50,000	3.810%	11/27/02	8/15/08	634
Pay-Floating Swap	50,000	4.290%	12/17/03	12/15/10	202
Pay-Floating Swap	45,000	3.684%	1/15/04	1/15/09	(396)
LIBOR Cap	345,000	8.000%	5/22/02	5/28/14	6,024
LIBOR Cap	135,000	6.000%	9/29/03	10/15/06	47
LIBOR Cap	75,000	7.750%	11/4/99(1)	12/1/04	—
LIBOR Cap	35,000	7.750%	11/4/99(1)	12/1/04	—
LIBOR Cap	24,000	9.000%	9/25/03	11/9/04	—

Total Estimated Value					$6,747

Explanatory Note:

(1)
Acquired in connection with the TriNet Acquisition (see Note 1).

        Between January 1, 2003 and September 30, 2004, the Company also had outstanding the following cash flow hedges that have expired or been settled (in thousands):

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date	Maturity Date
Pay-Fixed Swap	$235,000	1.135%	3/11/04	9/15/04
Pay-Fixed Swap	200,000	1.144%	3/11/04	9/15/04
Pay-Fixed Swap	200,000	1.144%	3/11/04	9/15/04
Pay-Fixed Swap	125,000	7.058%	6/15/00	6/25/03
Pay-Fixed Swap	125,000	7.055%	6/15/00	6/25/03
Pay-Fixed Swap	100,000	4.139%	9/29/03	1/2/11
Pay-Fixed Swap	100,000	4.643%	9/29/03	1/2/14
Pay-Fixed Swap	100,000	4.484%	1/16/04	5/1/14
Pay-Fixed Swap	50,000	4.502%	1/16/04	5/1/14
Pay-Fixed Swap	50,000	4.500%	1/16/04	5/1/14

        On March 11, 2004, the Company entered into three pay-fixed interest rate swaps all with six-month terms, rates of 1.135%, 1.144% and 1.144% and notional amounts of $235.0 million, $200.0 million and $200.0 million, respectively. These three swaps matured on September 15, 2004.

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

        During 2003, the Company entered into two 90-day forward starting swaps each having a $100.0 million notional amount. These pay-fixed swaps which were effective in September 2003, had rates of 4.139% and 4.643%, had seven-year and 10-year terms, respectively, and were used to lock-in swap rates related to a portion of planned future corporate unsecured fixed-rate bond issuances. These two swaps were settled in connection with the Company's issuance of $350.0 million of seven-year Senior Notes and $150.0 million of 10-year Senior Notes. In addition, effective in September 2003, the Company entered into a $135.0 million cap with a rate of 6.00% to hedge the Company's current outstanding floating-rate debt. This cap has a three-year term. Further, the Company entered into two $125.0 million forward starting swaps in the first quarter 2003 that became effective in June 2003. These forward starting swaps replaced the two $125.0 million pay-fixed swaps that expired in June 2003. The two new pay-fixed swaps have a three-year term and expire on June 25, 2006.

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

        Substantially all of the Company's CTL assets (including those held by joint ventures) and loans and other lending investments are collateralized by facilities located in the United States, with significant concentrations (i.e., greater than 10.00%) as of September 30, 2004 in California (20.00%). As of September 30, 2004, the Company's investments also contain greater than 10.00% concentrations in the following asset types: office-CTL (25.56%), industrial (15.33%), office-lending (12.89%) and entertainment/leisure (11.12%).

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

Note 10—Stock-Based Compensation Plans and Employee Benefits

        The Company's 1996 Long-Term Incentive Plan (the "Plan") is designed to provide incentive compensation for officers, other key employees and directors of the Company. The Plan provides for awards of stock options and shares of restricted stock and other performance awards. The maximum number of shares of Common Stock available for awards under the Plan is 9.00% of the outstanding shares of Common Stock, calculated on a fully diluted basis, from time to time, provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 5.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan, other than automatic awards to non-employee directors, are at the discretion of the Board or a committee of the Board. At September 30, 2004, a total of approximately 10.1 million shares of Common Stock were available for awards under the Plan, of which options to purchase approximately 1.4 million shares of Common Stock were outstanding and approximately 409,000 shares of restricted stock were outstanding. A total of approximately 912,000 shares remain available for awards under the Plan as of September 30, 2004.

        Changes in options outstanding during the nine months ended September 30, 2004 are as follows:

	Number of Shares
				Weighted Average Exercise Price
	Employees	Non-Employee Directors	Other
Options outstanding, December 31, 2003	2,309,053	154,994	406,091	$18.59
Granted in 2004	—	—	—	—
Exercised in 2004	(1,289,155)	(31,500)	(98,527)	$19.16
Forfeited in 2004	(83,730)	(14,600)	—	$17.14

Options outstanding, September 30, 2004	936,168	108,894	307,564	$18.09

        The following table summarizes information concerning outstanding and exercisable options as of September 30, 2004:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Exercise Price Range	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Currently Exercisable	Weighted Average Exercise Price
$14.72-$15.00	486,214	4.37	$14.72	475,881	$14.72
$16.69-$16.88	406,993	5.26	$16.88	406,993	$16.88
$17.38-$17.56	16,667	5.46	$17.38	16,667	$17.38
$19.63-$19.69	233,166	6.25	$19.69	233,166	$19.69
$20.00-$21.44	50,000	5.93	$20.94	50,000	$20.94
$24.13-$24.94	46,900	5.75	$24.82	46,900	$24.82
$25.10-$26.09	13,800	1.66	$26.09	13,800	$26.09
$26.30-$26.97	2,000	6.70	$26.97	2,000	$26.97
$27.00	25,000	6.73	$27.00	25,000	$27.00
$28.54-$29.82	66,792	7.25	$29.69	66,792	$29.69
$55.39	5,094	4.67	$55.39	5,094	$55.39

	1,352,626	5.24	$18.09	1,342,293	$18.12

        In the third quarter 2002 (with retroactive application to the beginning of the calendar year), the Company adopted the fair value method for accounting for options issued to employees or directors, as allowed under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." Accordingly, the Company recognizes a charge equal to the fair value of these options at the date of grant multiplied by the number of options issued. This charge will be amortized over the related remaining vesting terms to individual employees as additional compensation. There were 15,500 options issued during the year ended December 31, 2003 with a strike price of $14.72.

        If the Company's compensation costs had been determined using the fair value method of accounting for stock options issued under the Plan to employees and directors prescribed by SFAS No. 123 prior to 2002, the Company's net income for the three months ended September 30, 2004 and 2003 would have been reduced on a pro forma basis by approximately $0 and $24,000, respectively, and $0 and $72,000 for the nine months ended September 30, 2004 and 2003, respectively. This would not have significantly impacted the Company's earnings per share.

        Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

        During the nine months ended September 30, 2004, the Company granted 32,205 restricted shares to employees that vest proportionately over three years on the anniversary date of the initial grant of which 31,255 remain outstanding. In addition, in connection with the Chief Executive Officer's employment agreement 236,167 restricted shares were issued on March 31, 2004 (see detailed information below).

        During the year ended December 31, 2003, the Company granted 40,600 restricted shares to employees that vest proportionately over three years on the anniversary date of the initial grant of which 22,069 remain outstanding as of September 30, 2004.

        During the year ended December 31, 2002, the Company granted 199,350 restricted shares to employees. Of these shares, 44,350 will vest proportionately over three years on the anniversary date of the initial grant. Of the 44,350 shares granted, 10,509 remain outstanding as of September 30, 2004. The balance of 155,000 restricted shares granted to several employees vested on March 31, 2004 due to the satisfaction of the following circumstances: (1) the employee remained employed until that date; and (2) the 60-day average closing price of the Company's Common Stock equaled or exceeded a set floor price as of such date. The market price of the stock was $42.30 on March 31, 2004; therefore, the Company incurred a one-time charge to earnings of approximately $6.7 million (the fair market value of the 155,000 shares at $42.30 per share plus the Company's share of taxes). During the year ended December 31, 2002, the Company also granted 208,980 restricted shares to its Chief Financial Officer (see detailed information below).

        For accounting purposes, the Company measures compensation costs for these shares, not including the contingently issuable shares, as of the date of the grant and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the respective vesting/service period. Such amounts appear on the Company's Consolidated Statements of Operations in "General and administrative—stock-based compensation expense."

        During the year ended December 31, 2002, the Company entered into a three-year employment agreement with its new Chief Financial Officer. Under the agreement, the Chief Financial Officer receives an annual base salary of $225,000. She may also receive a bonus, which is targeted to be $325,000, subject to an annual review for upward or downward adjustment. In addition, the Company granted the Chief Financial Officer 108,980 contingently vested restricted stock awards. These awards become vested on December 31, 2005 if the executive's employment with the Company has not terminated before such date. Dividends will be paid on the restricted shares as dividends are paid on shares of the Company's Common Stock. These dividends are accounted for in a manner consistent with the Company's Common Stock dividends, as a reduction to retained earnings. For accounting purposes, the Company will take a total charge of approximately $3.0 million related to the restricted stock awards, which will be amortized over the period from November 6, 2002 through December 31, 2005. This charge is reflected on the Company's Consolidated Statements of Operations in "General and administrative—stock-based compensation."

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

        On February 11, 2004, the Company entered into a new employment agreement with its Chief Executive Officer which took effect upon the expiration of the old agreement. The new agreement has an initial term of three years and provides for the following compensation:

  •
  an annual salary of $1.0 million;

  •
  a potential annual cash incentive award of up to $5.0 million if performance goals set by the Compensation Committee of the Board of Directors in consultation with the Chief Executive Officer are met; and

  •
  a one-time award of Common Stock with a value of $10.0 million at March 31, 2004 (based upon the trailing 20-day average closing price of the Common Stock); the award was fully vested when granted and dividends will be paid on the shares from the date of grant, but the shares cannot be sold for five years unless the price of the Common Stock during the 12 months ending March 31 of each year increases by at least 15.00%, in which case the sale restrictions on 25.00% of the shares awarded will lapse in respect to each 12-month period. In connection with this award the Company recorded a $10.1 million charge in "General and administrative—stock-based compensation expense" on the Company's Consolidated Statements of Operations. The Chief Executive Officer notified the Company that subsequent to this award he contributed an equivalent number of shares to a newly established charitable foundation.

        In addition, the Chief Executive Officer purchased an 80.00% interest in the Company's 2006 high performance unit program for directors and executive officers. This performance program was approved by the Company's shareholders in 2003 and is described in detail in the Company's 2003 annual proxy statement. The purchase price paid by the Chief Executive Officer was based upon a valuation prepared by an independent investment-banking firm. The interests purchased by the Chief Executive Officer will have no value to him unless the Company achieves total shareholder returns in excess of those achieved by peer group indices, all as more fully described in the Company's 2003 annual proxy statement.

        The February 2004 employment agreement with the Company's Chief Executive Officer replaced a prior employment agreement dated March 30, 2001 that expired at the end of its term. The compensation awarded to the Company's Chief Executive Officer under this prior agreement included a grant of 2.0 million unvested phantom shares. The phantom shares vested on a contingent basis in installments of 350,000 shares, 650,000 shares, 600,000 shares and 400,000 shares when the average closing price of the Company's Common Stock achieved performance targets of $25.00, $30.00, $34.00 and $37.00, respectively, which were set a the commencement of the agreement in March 2001. The phantom shares became fully vested at the expiration of the term of the agreement on March 30, 2004. The market price of the Common Stock on March 30, 2004 was $42.40 and the Company incurred a one-time charge to earnings during the three months ended March 31, 2004 of approximately $86.0 million (the fair market value of the 2.0 million shares at $42.40 per share plus the Company's share of taxes).

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

        Certain affiliates of Starwood Opportunity Fund IV, LP ("SOFI IV") and the Company's Chief Executive Officer previously agreed to reimburse the Company for the value of restricted shares awarded to the former President in excess of 350,000 shares, net of tax benefits realized by the Company or its shareholders on account of compensation expense deductions. The reimbursement obligation arose once the restricted share award became fully vested on September 30, 2002. The Company's Chief Executive Officer fulfilled his reimbursement obligation through the delivery of shares of the Company's Common Stock owned by him. As of March 31, 2004, the SOFI IV affiliates fulfilled their obligation through the payment of approximately $2.4 million in cash. These reimbursement payments are reflected as "Additional paid-in capital" on the Company's Consolidated Balance Sheets, and not as an offset to the charge referenced above.

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

        The employee participants have purchased their interests in High Performance Common Stock through a limited liability company at purchase prices approved by the Company's Board of Directors. The Company's Board has established the prices of the High Performance Common Stock based upon, among other things, an independent valuation from a major securities firm. The aggregate initial purchase prices were set on June 25, 2002 and were approximately $2.8 million, $1.8 million and $1.4 million for the 2002, 2003 and 2004 plans, respectively. No employee is permitted to exchange his or her interest in the LLC for shares of High Performance Common Stock prior to the applicable valuation date.

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

        A new 2005 plan has been established with a three-year valuation period ending December 31, 2005. Awards under the 2005 plan were approved on January 14, 2003. The 2005 plan has 5,000 shares of High Performance Common Stock with an aggregate initial purchase price of $586,000. The purchase price of the High Performance Common Stock was established by the Company's Board based upon, among other things, an independent valuation from a major securities firm. The provisions of the 2005 plan are substantially the same as the prior plans.

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

401(k) Plan

        Effective November 4, 1999, the Company implemented a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50.00% of the first 10.00% of the participant's annual compensation. The Company made gross contributions of approximately $81,000 and $76,000 for the three months ended September 30, 2004 and 2003, respectively, and $448,000 and $323,000 for the nine months ended September 30, 2004 and 2003, respectively.

Note 11—Earnings Per Share

        The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three and nine months ended September 30, 2004 and 2003, respectively (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income from continuing operations	$80,231	$70,390	$121,913	$200,653
Preferred dividend requirements	(10,580)	(8,258)	(40,760)	(26,712)

Net income allocable to common shareholders and HPU holders before income (loss) from discontinued operations and gain from discontinued operations(1)	69,651	62,132	81,153	173,941
Income from discontinued operations	2,858	3,787	8,945	10,961
Gain from discontinued operations	2,013	701	2,149	964

Net income allocable to common shareholders and HPU holders(1)	$74,522	$66,620	$92,247	$185,866

Denominator:
Weighted average common shares outstanding for basic earnings per common share	111,230	100,687	109,803	99,543
Add: effect of assumed shares issued under treasury stock method for stock options, restricted shares and warrants	858	2,122	1,472	1,727
Add: effect of contingent shares	109	1,864	817	1,466
Add: effect of joint venture shares	371	73	298	73

Weighted average common shares outstanding for diluted earnings per common share	112,568	104,746	112,390	102,809

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Basic earnings per common share:
Net income allocable to common shareholders before income (loss) from discontinued operations and gain from discontinued operations(2)	$0.62	$0.61	$0.73	$1.73
Income from discontinued operations	0.02	0.04	0.08	0.11
Gain from discontinued operations	0.02	0.01	0.02	0.01

Net income allocable to common shareholders(2)	$0.66	$0.66	$0.83	$1.85

Diluted earnings per common share:
Net income allocable to common shareholders before income (loss) from discontinued operations and gain from discontinued operations(3)(4)	$0.60	$0.58	$0.71	$1.68
Income from discontinued operations	0.03	0.04	0.08	0.10
Gain from discontinued operations	0.02	0.01	0.02	0.01

Net income allocable to common shareholders(3)(4)	$0.65	$0.63	$0.81	$1.79

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the three months ended September 30, 2004 and 2003, excludes $1,191 and $538 of net income allocable to HPU holders respectively. For the nine months ended September 30, 2004 and 2003, excludes $1,450 and $1,517 of net income allocable to HPU holders, respectively.

(3)
For the three months ended September 30, 2004 and 2003, excludes $1,178 and $517 of net income allocable to HPU holders respectively. For the nine months ended September 30, 2004 and 2003, excludes $1,421 and $1,470 of net income allocable to HPU holders, respectively.

(4)
For the three months ended September 30, 2004 and 2003, includes $43 and $40 of joint venture income, respectively. For the nine months ended September 30, 2004 and 2003, includes $5 and $119 of joint venture income, respectively.

        For the three and nine months ended September 30, 2004 and 2003, the following shares were antidilutive (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Stock options	5	5	5	5
Joint venture shares	—	298	73	298

Note 12—Comprehensive Income

       Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. Total comprehensive income was $83.5 million and $64.2 million for the three months ended September 30, 2004 and 2003, respectively, and $128.0 million and $213.4 million for the nine months ended September 30, 2004 and 2003, respectively. The primary components of comprehensive income, other than net income, consist of amounts attributable to the adoption and continued application of SFAS No. 133 to the Company's cash flow and fair value hedges and changes in the fair value of the Company's available-for-sale investments.

        For the three and nine months ended September 30, 2004, the change in fair market value of the Company's unrealized gains (losses) on available-for-sale investments and cash flow and fair value hedges was a decrease of $1.6 million and a decrease of $5.0 million, respectively, and was recorded as an adjustment to accumulated other comprehensive income. The reconciliation to comprehensive income is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$85,102	$74,878	$133,007	$212,578
Other comprehensive income:
Reclassification of unrealized gains into earnings upon realization	—	(5,783)	(6,742)	(6,655)
Unrealized gains (losses) on available-for-sale investments	190	(6,982)	1,836	7,521
Unrealized gains (losses) on cash flow hedges	(1,753)	2,132	(55)	(68)

Comprehensive income	$83,539	$64,245	$128,046	$213,376

        Unrealized gains (losses) on available-for-sale investments and cash flow and fair value hedges are recorded as adjustments to shareholders' equity through "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included in net income unless realized.

        As of September 30, 2004 and December 31, 2003, accumulated other comprehensive income (losses) reflected in the Company's shareholders' equity is comprised of the following (in thousands):

	As of September 30, 2004	As of December 31, 2003
Unrealized gains on available-for-sale investments	$4,456	$9,362
Unrealized losses on cash flow and fair value hedges	(8,409)	(8,354)

Accumulated other comprehensive income (losses)	$(3,953)	$1,008

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

        Total dividends declared by the Company aggregated $155.2 million, or $1.395 per share on Common Stock consisting of quarterly dividends of $0.6975 which were declared on April 1, 2004 and July 1, 2004. On October 1, 2004, the Company declared a dividend of $0.6975 per share of Common Stock, applicable to the third quarter and payable to shareholders of record on October 15, 2004. The Company also declared and paid dividends aggregating $6.0 million, $8.3 million, $5.9 million, $4.5 million and $5.1 million, respectively, on its Series D, E, F, G and I preferred stock, respectively, during the nine months ended September 30, 2004.

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

        The Company has two reportable segments: Real Estate Lending and Corporate Tenant Leasing. The Company does not have any foreign operations. The accounting policies of the segments are the same as those described in Note 3. The Company has no single customer that accounts for more than 4.04% of revenues (see Note 9 for other information regarding concentrations of credit risk).

        The Company evaluates performance based on the following financial measures for each segment:

	Real Estate Lending	Corporate Tenant Leasing	Corporate/ Other(1)	Company Total
	(In thousands)
Three months ended September 30, 2004:
Total revenues(2):	$98,491	$78,499	$297	$177,287
Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries:	—	(1,875)	—	(1,875)
Total operating and interest expense(3):	12,781	36,536	45,637	94,954
Net operating income (loss)(4):	85,710	40,088	(45,340)	80,458
Three months ended September 30, 2003:
Total revenues(2):	$87,227	$61,146	$(741)	$147,632
Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries:	—	744	—	744
Total operating and interest expense(3):	21,967	29,780	26,199	77,946
Net operating income (loss)(4):	65,260	32,110	(26,940)	70,430

Nine months ended September 30, 2004:
Total revenues(2):	$294,377	$224,876	$922	$520,175
Equity in earnings from joint ventures and unconsolidated subsidiaries:	—	3,519	—	3,519
Total operating and interest expense(3):	48,065	106,268	246,961	401,294
Net operating income (loss)(4):	246,312	122,127	(246,039)	122,400
Nine months ended September 30, 2003:
Total revenues(2):	$245,944	$183,440	$(263)	$429,121
Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries:	—	2,838	(2,252)	586
Total operating and interest expense(3):	68,632	88,609	71,694	228,935
Net operating income (loss)(4):	177,312	97,669	(74,209)	200,772
As of September 30, 2004:
Total long-lived assets(5):	3,868,027	2,900,628	N/A	6,768,655
Total assets	3,963,121	3,223,848	132,551	7,319,520
As of December 31, 2003:
Total long-lived assets(5):	3,702,674	2,535,885	N/A	6,238,559
Total assets	3,810,679	2,729,716	120,195	6,660,590

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

(3)
Total operating and interest expense represents provision for loan losses and loss on early extinguishment of debt for the Real Estate Lending business and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. Interest expense on unsecured notes, general and administrative expense and general and administrative-stock-based compensation is included in Corporate and Other for all periods. Depreciation and amortization of $17.0 million and $12.8 million for the three months ended September 30, 2004 and 2003, respectively, and $48.8 million and $37.8 million for the nine months ended September 30, 2004 and 2003, respectively, are included in the amounts presented above.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The Company is in the business of providing custom-tailored financing solutions to high-end private and corporate owners of real estate nationwide. Depending upon market conditions and the Company's views about the United States economy generally and the real estate markets specifically, the Company will adjust its investment focus from time to time and emphasize certain products, industries and geographic markets over others.

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

        The Company has experienced significant growth since its first quarter as a public company in 1998. Transaction volume for the fiscal year ended December 31, 2003 was $2.2 billion, compared to $1.7 billion in 2002 and $1.1 billion in 2001. The Company completed 60 financing commitments in 2003, compared to 41 in 2002 and 35 in 2001. During the first nine months of 2004 the Company had $2.2 billion of transaction volume representing 43 financing commitments. Repeat customer business has become a key source of transaction volume for the Company, accounting for approximately 55% of the Company's cumulative volume through September 30, 2004. Based upon feedback from its customers, the Company believes that greater recognition of the Company and its reputation for completing highly structured transactions in an efficient manner have also contributed to increases in its transaction volume.

        The benefits of higher investment volumes were mitigated to an extent by the extremely low interest rate environment in 2002, 2003 and the first nine months of 2004. Low interest rates benefit the Company in that its borrowing costs decrease, but similarly earnings on its variable-rate lending investments also decrease. In addition, customers will seek to prepay loans more frequently in lower interest rate environments. While prepayments typically generate income for the Company in the form of prepayment penalties, the Company must seek to replenish its assets to realize future earnings. Conversely, in an environment of rising interest rates, the Company's borrowing costs may increase, but earnings on its variable-rate lending investments would also increase and prepayments on assets would typically decrease. The Company's policy is to match fund its fixed-rate assets with fixed-rate debt and variable-rate assets with variable-rate debt so that changes in interest rates do not significantly impact the Company's earnings.

        During the difficult economic and real estate market conditions of 2002 and 2003, the Company focused its investment activity on lower risk investments such as first mortgages and CTL transactions that met its risk adjusted return standards. The Company continued to emphasize these products in the first nine months of 2004. The Company has experienced minimal losses on its lending investments. In 2003 and the first nine months of 2004, the Company also focused on re-leasing space at its CTL facilities under longer-term leases in an effort to reduce the impact of lease expirations on the Company's earnings. The Company has seen indications of improvements in the U.S. economy and strengthening in some sectors of the real estate markets in the first nine months of 2004.

        The Company believes that the commercial real estate industry is attracting large amounts of investment capital. The Company intends to maintain its disciplined approach to underwriting its investments and will adjust its focus away from markets and products where the Company believes that the available pricing terms do not fairly reflect the risks of the investments. As a result of increased investment activity in both the public and private commercial real estate markets, many of the Company's borrowers anticipate prepaying loans with proceeds from initial public offerings, asset sales or refinancings. As a consequence, the Company is experiencing a higher level of prepayments in 2004 than in previous years. The Company's loans generally have some form of call protection, so many of the prepayments will generate significant prepayment penalties. Increased prepayment penalties will result in higher current "Other income" on the Company's Consolidated Statements of Operations, which will be offset by reduced "Interest income" on the Company's Consolidated Statement of Operations generated from the repayment of those loans. In addition, from time to time, the Company may dispose of non-core CTL assets which will result in "Gains (losses) from discontinued operations" on the Company's Consolidated Statements of Operations depending on the Company's current book value of those assets.

        The Company has continued to broaden its sources of capital and was particularly active in the capital markets in 2003 and in the first nine months of 2004. The Company's strong performance and the low interest rate environment enabled the Company to issue equity and debt securities in 2003 and the first nine months of 2004 on attractive pricing terms. The Company used the proceeds from the issuances to repay secured indebtedness and to refinance higher cost capital. The Company made significant progress in 2003 and continues to make progress in the first nine months of 2004 in migrating its debt obligations from secured debt towards unsecured debt. On April 19, 2004, the Company completed a new $850.0 million unsecured revolving credit facility with 19 banks and financial institutions. The new facility has a three-year initial term with a one-year extension at the Company's option. The facility bears interest, based upon the Company's current credit ratings, at a rate of LIBOR plus 1.00% and has a 25 basis point annual facility fee. Subsequent to quarter end, the interest rate and facility fees were reduced to LIBOR + 0.875% and 17.5 basis points, respectively, due to an upgrade in the Company's senior unsecured debt rating to investment grade by both S&P and Moody's. While the Company considers it prudent to have a broad array of sources of capital, including secured financing arrangements, the Company will continue to seek to reduce its use of secured debt and increase its use of unsecured debt.

        The Company's earnings for the first nine months of 2004 reflect the following charges from the first quarter of 2004:

  •
  a $106.9 million stock-based compensation charge relating to the full vesting of: (1) 2.0 million incentive shares awarded to its Chief Executive Officer under his March 2001 employment agreement; (2) 236,167 shares of common stock awarded to its Chief Executive Officer that are restricted from sale for five years unless performance thresholds in the Company's common stock price are met; (3) 100,000 restricted performance shares awarded to its Chief Financial Officer when she joined the Company in 2002; and (4) 155,000 shares of common stock awarded to several employees during 2002;

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

Results of Operations

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

        Interest income—Interest income increased by $12.9 million to $90.1 million for the three months ended September 30, 2004 from $77.2 million for the same period in 2003. This increase was primarily due to $28.3 million of interest income on new originations or additional fundings, offset by a $16.0 million decrease from the repayment of loans and other lending investments. In addition, approximately $560,000 of the increase was due to higher average one-month LIBOR rates of 1.60% in 2004, compared to 1.11% in 2003.

        Operating lease income—Operating lease income increased by $17.9 million to $78.4 million for the three months ended September 30, 2004 from $60.5 million for the same period in 2003. Of this increase, $20.0 million is attributable to new CTL investments and the consolidation of Sunnyvale in March 2004. This increase is partially offset by $2.2 million of lower operating lease income due to vacancies and lower rental rates on certain CTL assets.

        Other income—Other income generally consists of prepayment penalties and realized gains from the early repayment of loans and other lending investments, asset management fees, lease termination fees, mortgage servicing fees and dividends on certain investments. The Company's experience has been that early repayments may increase in low interest rate environments. During the three months ended September 30, 2004, other income included income from loan repayments and prepayment penalties of $8.4 million, asset management, mortgage servicing and other fees of approximately $333,000 and other miscellaneous income such as dividend payments of $150,000.

        During the three months ended September 30, 2003, other income included realized gains on sale of lending investments of $5.5 million and income from loan repayments and prepayment penalties of $4.5 million.

        Interest expense—For the three months ended September 30, 2004, interest expense increased by $12.1 million to $58.7 million from $46.6 million for the same period in 2003. This increase was primarily due to higher average borrowings on the Company's debt obligations, term loans and secured notes, and by an $809,000 increase in amortization of deferred financing costs on the Company's debt obligations in 2004 compared to the same period in 2003. This increase is also attributable to higher average interest rates on the Company's variable-rate debt.

        Operating costs—corporate tenant lease assets—For the three months ended September 30, 2004, operating costs increased by $1.2 million from $4.8 million to $6.0 million for the same period in 2003. This increase is primarily related to new CTL investments and higher unrecoverable operating costs due to vacancies on certain CTL assets.

        Depreciation and amortization—Depreciation and amortization increased by $4.2 million to $17.0 million for the three months ended September 30, 2004 from $12.8 million for the same period in 2003. This increase is primarily due to depreciation on new CTL investments and the consolidation of Sunnyvale (see Note 6 to the Company's Consolidated Financial Statements).

        General and administrative—For the three months ended September 30, 2004, general and administrative expenses decreased by $642,000 to $10.5 million, compared to $11.2 million for the same period in 2003. This decrease is primarily due to increased compensation costs in the third quarter 2003 related to dividends paid on the CEO's phantom share issuance prior to their final vesting in March 2004.

        General and administrative—stock-based compensation—General and administrative-stock-based compensation decreased by $118,000 for the three months ended September 30, 2004 compared to the same period in 2003 primarily due to the final vesting of stock-based compensation to senior executives in December 2003.

        Provision for loan losses—The Company's charge for provision for loan losses increased to $2.0 million for the three months ended September 30, 2004 compared to $1.8 million in the same period in 2003. As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, the Company has experienced minimal actual losses on its loan investments to date. The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company's assessment of general market conditions, the Company's internal risk management policies and credit risk rating system, industry loss experience, the Company's assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

        Loss on early extinguishment of debt—During the three months ended September 30, 2004 and 2003, the Company had no losses on early extinguishments of debt.

        Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries—For the three months ended September 30, 2004, equity in earnings (loss) from joint ventures and unconsolidated subsidiaries decreased by $2.6 million to $(1.9) million from approximately $744,000 for the same period in 2003. This decrease is primarily due to vacancies, the sale of one of the Company's CTL joint venture interests in five buildings and the consolidation of Sunnyvale in March 2004 (see Note 6 to the Company's Consolidated Financial Statements).

        Income from discontinued operations—For the three months ended September 30, 2004 and 2003, operating income earned by the Company on CTL assets sold (prior to their sale) and assets held for sale of $2.9 million and $3.8 million, respectively, is classified as "discontinued operations," even though such income was recognized by the Company prior to the asset dispositions or classification as "Assets held for sale" on the Company's Consolidated Balance Sheets.

        Gain from discontinued operations—During the three months ended September 30, 2004, the Company disposed of three CTL assets for net proceeds of $46.8 million, and recognized a gain of approximately $2.0 million.

        During the three months ended September 30, 2003, the Company disposed of two CTL assets for net proceeds of $7.6 million, and recognized a gain of approximately $701,000.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

        Interest income—Interest income increased by $40.7 million to $265.4 million for the nine months ended September 30, 2004 from $224.7 million for the same period in 2003. This increase was primarily due to $83.0 million of interest income on new originations or additional fundings, offset by a $38.3 million decrease from the repayment of loans and other lending investments. In addition, approximately $644,000 of the increase was due to higher average one-month LIBOR rates of 1.29% in 2004, compared to 1.23% in 2003.

        Operating lease income—Operating lease income increased by $42.4 million to $224.1 million for the nine months ended September 30, 2004 from $181.7 million for the same period in 2003. Of this increase, $49.6 million is attributable to new CTL investments and the consolidation of Sunnyvale in March 2004. This increase is partially offset by $7.4 million of lower operating lease income due to vacancies and lower rental rates on certain CTL assets.

        Other income—Other income generally consists of prepayment penalties and realized gains from the early repayment of loans and other lending investments, asset management fees, lease termination fees, mortgage servicing fees and dividends on certain investments. The Company's experience has been that early repayments may increase in low interest rate environments. During the nine months ended September 30, 2004, other income included realized gains on sale of lending investments of $6.8 million, income from loan repayments and prepayment penalties of $21.9 million, asset management, mortgage servicing and other fees of approximately $1.3 million and other miscellaneous income such as dividend payments of $682,000.

        During the nine months ended September 30, 2003, other income included realized gains on sale of lending investments of $10.9 million and income from loan repayments and prepayment penalties of $9.6 million, asset management, mortgage servicing fees and other fees of approximately $2.2 million and other miscellaneous income such as dividend payments of $363,000.

        Interest expense—For the nine months ended September 30, 2004, interest expense increased by $26.0 million to $169.2 million from $143.2 million for the same period in 2003. This increase was primarily due to higher average borrowings on the Company's debt obligations, term loans and secured notes, and by a $3.0 million increase in amortization of deferred financing costs on the Company's debt obligations in 2004 compared to the same period in 2003. This increase is also attributable to higher average interest rates on the Company's variable-rate debt.

        Operating costs—corporate tenant lease assets—For the nine months ended September 30, 2004, operating costs increased by $5.7 million from $12.2 million to $17.9 million for the same period in 2003. This increase is primarily related to new CTL investments and higher unrecoverable operating costs due to vacancies on certain CTL assets.

        Depreciation and amortization—Depreciation and amortization increased by $11.0 million to $48.8 million for the nine months ended September 30, 2004 from $37.8 million for the same period in 2003. This increase is primarily due to depreciation on new CTL investments and the consolidation of Sunnyvale (see Note 6 to the Company's Consolidated Financial Statements).

        General and administrative—For the nine months ended September 30, 2004, general and administrative expenses increased by $8.5 million to $36.4 million, compared to $27.9 million for the same period in 2003. This increase is primarily due to the consolidation of iStar Operating and the increase in payroll and compensation expenses.

        General and administrative—stock-based compensation—General and administrative-stock-based compensation increased by $106.3 million for the nine months ended September 30, 2004 compared to the same period in 2003. In the first quarter of 2004, the Company recognized a charge of approximately $106.9 million composed of $4.1 million for the performance-based vesting of 100,000 restricted shares granted under the Company's long-term incentive plan to the Chief Financial Officer, $86.0 million for the vesting of 2.0 million phantom shares on March 30, 2004 granted to the Chief Executive Officer, $10.1 million for the one-time award of Common Stock to the Chief Executive Officer and $6.7 million for the vesting of 155,000 restricted shares granted to several employees.

        Provision for loan losses—The Company's charge for provision for loan losses increased to $7.0 million for the nine months ended September 30, 2004 compared to $5.3 million in the same period in 2003. As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, the Company has experienced minimal actual losses on its loan investments to date. The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company's assessment of general market conditions, the Company's internal risk management policies and credit risk rating system, industry loss experience, the Company's assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

        Loss on early extinguishment of debt—During the nine months ended September 30, 2004, the Company incurred $755,000 of losses on early extinguishment of debt associated with the amortization of deferred financing costs related to the early repayment of the Company's $48.0 million term loan which had an original maturity of July 2008. The Company also incurred a loss of $251,000 associated the amortization of deferred financing costs related to the early termination of the Company's $300.0 million unsecured credit facility maturing July 2004. In addition, the Company had $11.5 million of losses on early extinguishment of debt associated with the prepayment penalties and amortization of deferred financing costs related to the redemption of $110.0 million of the Company's 8.75% Senior Notes due 2008. In addition, the Company incurred $428,000 of losses associated with the amortization of deferred financing costs related to the early repayment of the Company's $60.0 million term loan which had an original maturity of June 2004. The Company also incurred a loss of $287,000 associated with amortization of deferred financing costs related to the early repayment of the Company's $193.0 million term loan which had an original maturity of July 2004. All of these activities related to the Company's strategies of migrating its borrowings toward more unsecured debt and taking advantage of lower cost refinancing opportunities.

        During the nine months ended September 30, 2003, the Company had no losses on early extinguishments of debt.

        Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries—For the nine months ended September 30, 2004, equity in earnings (loss) from joint ventures and unconsolidated subsidiaries increased by $2.9 million to $3.5 million from approximately $586,000 for the same period in 2003. This increase is primarily due to the conveyance by one of the Company's CTL joint ventures of its interest in two buildings and the related property to the mortgage lender in exchange for satisfaction of its obligations of the related loan in the first quarter of 2004. In addition, this increase was due to the consolidation of iStar Operating and is partially offset by vacancies, the sale of one of the Company's CTL joint venture interests in five buildings in September 2004 and the consolidation of Sunnyvale in March 2004 (see Note 6 to the Company's Consolidated Financial Statements).

        Income from discontinued operations—For the nine months ended September 30, 2004 and 2003, operating income earned by the Company on CTL assets sold (prior to their sale) and assets held for sale of $8.9 million and $11.0 million, respectively, is classified as "discontinued operations," even though such income was recognized by the Company prior to the asset dispositions or classification as "Assets held for sale" on the Company's Consolidated Balance Sheets.

        Gain from discontinued operations—During the nine months ended September 30, 2004, the Company disposed of four CTL assets for net proceeds of $49.7 million, and recognized a gain of approximately $2.1 million.

        During the nine months ended September 30, 2003, the Company disposed of three CTL assets for net proceeds of $11.6 million, and recognized a gain of approximately $964,000.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands) (unaudited)
Adjusted earnings:
Net income allocable to common shareholders and HPU holders	$74,522	$66,620	$92,247	$185,866
Add: Joint venture income	43	253	7	754
Add: Depreciation	17,644	13,774	50,664	40,756
Add: Joint venture depreciation and amortization	1,451	1,003	3,473	3,001
Add: Amortization of deferred financing costs	7,427	6,709	26,598	20,117
Less: Gains from discontinued operations	(2,013)	(701)	(2,149)	(964)

Adjusted diluted earnings allocable to common shareholders and HPU holders(1)(2)(3)(4)	$99,074	$87,658	$170,840	$249,530

Weighted average diluted common shares outstanding(5)	112,568	105,044	112,390	103,107

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the three months ended September 30, 2004 and 2003, adjusted diluted earnings allocable to common shareholders and HPU holders includes $1,565 and $678, respectively, of adjusted earnings allocable to HPU holders. For the nine months ended September 30, 2004 and 2003, diluted adjusted earnings allocable to common shareholders and HPU holders includes $2,684 and $1,966, respectively, of adjusted earnings allocable to HPU holders.

(3)
For the nine months ended September 30, 2004, includes $9.6 million of cash paid for prepayment penalties associated with early extinguishment of debt.

(4)
For the nine months ended September 30, 2004, includes a $106.9 million charge related to performance-based vesting of 100,000 restricted shares granted under the Company's long-term incentive plan to the Chief Financial Officer, the vesting of 2.0 million phantom shares on March 30, 2004 granted to the Chief Executive Officer, the one-time award of Common Stock with a value of $10.0 million to the Chief Executive Officer, the vesting of 155,000 restricted shares granted to several employees and the Company's share of taxes associated with all transactions.

(5)
For the three and nine months ended September 30, 2004, in addition to the GAAP defined weighted average diluted shares outstanding this balance includes additional shares relating to the dilution of joint venture shares of 298,000.

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

        Loans and Other Lending Investments Credit Statistics—The table below summarizes the Company's loans and other lending investments that are more than 90-days past due in scheduled payments and details the provision for loan losses associated with the Company's lending investments for September 30, 2004, and December 31, 2003, as well as charge-offs for the nine months ended September 30, 2004, and the year ended December 31, 2003 (in thousands):

	As of September 30, 2004		As of December 31, 2003
	$	%	$	%
Carrying value of loans past due 90 days or more/ As a percentage of total assets	$27,526	0.38%	$27,480	0.41%
Reserve for loan losses/As a percentage of total assets	40,436	0.55%	33,436	0.50%
Net charge-offs/As a percentage of total assets	—	—	3,314	0.05%

        Non-Performing Loans—Non-performing loans includes all loans on non-accrual status and repossessed real estate collateral. The Company transfers loans to non-accrual status at such time as: (1) the loan becomes 90 days delinquent; (3) the loan has a maturity default; or (3) the net realizable value of the loan's underlying collateral approximates the Company's carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. As of September 30, 2004, the Company's non-performing loans included two non-accrual loans with an aggregate carrying value of $27.5 million, or 0.38% of total assets, compared to 0.41% at December 31, 2003 and no repossessed real estate collateral. Management believes there is adequate collateral to support the book values of the assets.

        Watch List Assets—The Company conducts a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." As of September 30, 2004, the Company had two assets on its credit watch list, excluding those assets included in non-performing loans above, with an aggregate carrying value of $64.2 million, or 0.88% of total assets.

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

        The following table outlines the contractual obligations related to the Company's long-term debt agreements and operating lease obligations as of September 30, 2004. There are no other long-term liabilities of the Company that would constitute a contractual obligation.

		Principal Payments Due By Period(1)
	Total	Less Than 1 Year	2-3 Years	4-5 Years	6-10 Years	After 10 Years
	(In thousands)
Long-Term Debt Obligations:
Secured revolving credit facilities	$195,795	$115,084	$80,711	$—	$—	$—
Unsecured revolving credit facilities	642,000	—	—	642,000	—	—
Secured term loans	709,171	24,000	227,784	290,300	76,533	90,554
iStar Asset Receivables secured notes(2)	1,056,020	—	185,050	—	870,970	—
Unsecured notes	2,125,000	—	250,000	775,000	1,000,000	100,000

Total	4,727,986	139,084	743,545	1,707,300	1,947,503	190,554
Operating Lease Obligations:(3)	16,066	2,879	5,878	4,760	2,549	—

Total	$4,744,052	$141,963	$749,423	$1,712,060	$1,950,052	$190,554

Explanatory Notes:

(1)
Assumes exercise of extensions on the Company's long-term debt obligations to the extent such extensions are at the Company's option.

(2)
Based on expected proceeds from principal payments received on loan assets collateralizing such notes.

(3)
The Company also has a $1.0 million letter of credit outstanding as security for its primary corporate office lease.

        The Company has four LIBOR-based secured revolving credit facilities with an aggregate maximum capacity of $1.8 billion, of which $195.8 million was drawn as of September 30, 2004. Availability under these facilities is based on collateral provided under a borrowing base calculation. At September 30, 2004, the Company also had an unsecured credit facility totaling $850.0 million which bears interest at LIBOR + 1.00% per annum and matures in April 2008. Subsequent to quarter end, the interest rate and facility fees were reduced to LIBOR + 0.875% and 17.5 basis points, respectively, due to an upgrade in the Company's senior unsecured debt rating to investment grade by both S&P and Moody's. At September 30, 2004, the Company had $642.0 million drawn under this facility (see Note 7 to the Company's Consolidated Financial Statements).

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

Significant non-financial covenants include a requirement in its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of September 30, 2004, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

        Unencumbered Assets/Unsecured Debt—The Company has made and will continue to make progress in migrating its balance sheet towards more unsecured debt, which generally results in a corresponding reduction of secured debt and an increase in unencumbered assets. The exact timing in which the Company will issue or borrow unsecured debt will be subject to market conditions. The following table shows the ratio of unencumbered assets to unsecured debt at September 30, 2004 and December 31, 2003 (in thousands):

	As of September 30, 2004	As of December 31, 2003
Total Unencumbered Assets	$4,506,563	$2,167,388
Total Unsecured Debt(1)	$2,767,000	$1,315,000
Unencumbered Assets/Unsecured Debt(2)	163%	165%

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

        Capital Markets Financings—The Company was an active issuer in the capital markets in the nine months ended September 30, 2004. The continued strength of the Company's stock price and the low interest rate environment provided the Company with the opportunity to issue equity and debt securities on attractive pricing terms. During the nine months ended September 30, 2004, the Company issued $850.0 million aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 4.875% to 5.700% and maturing between 2009 and 2014, and $200.0 million of variable-rate Senior Notes bearing interest at an annual rate of three-month LIBOR + 1.25% and maturing in 2007. The Company issued 8.3 million shares of preferred stock in two series with cumulative annual dividend rates of 7.50%.

        On April 19, 2004, the Company completed a new $850.0 million unsecured revolving credit facility with 19 banks and financial institutions. The new facility has a three-year initial term with a one-year extension at the Company's option. The facility bears interest, based upon the Company's current credit ratings, at a rate of LIBOR + 1.00% and has a 25 basis point annual facility fee. Subsequent to quarter end, the interest rate and facility fees were reduced to LIBOR + 0.875% and 17.5 basis points, respectively, due to an upgrade in the Company's senior unsecured debt rating to investment grade by both S&P and Moody's. This new credit facility replaced a $300.0 million unsecured credit facility which matured July 2004.

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

        The Company primarily used the proceeds from the issuances of securities described above to repay secured indebtedness as it migrates its balance sheet towards more unsecured debt and to refinance higher yielding obligations. During the nine months ended September 30, 2004, the Company redeemed approximately $110.0 million aggregate principal amount of its outstanding 8.75% Senior Notes due 2008 at a price of 108.75% of par. In connection with this redemption, the Company recognized a charge to income of $11.5 million included in "Loss on early extinguishment of debt" on the Company's Consolidated Statements of Operations. The Company also retired its 3.3 million shares of Series H Variable Rate Cumulative Redeemable Preferred Stock. In addition, the Company redeemed all of its 2.0 million shares of 9.375% Series B Cumulative Redeemable Preferred Stock and all of its 1.3 million shares of 9.200% Series C Cumulative Redeemable Preferred Stock. In connection with this redemption, the Company recognized a charge to net income allocable to common shareholders and HPU holders of approximately $9.0 million included in "Preferred dividend requirements" on the Company's Consolidated Statements of Operations.

        During the 12 months ended December 31, 2003, the Company retired all of its 4.0 million shares of 9.50% Series A Cumulative Redeemable Preferred Stock and the 6.75% Dealer Remarketable Securities of its Leasing Subsidiary.

        Other Financing Activities—On July 20, 2004, one of the Company's $500.0 million secured facilities was amended to reduce the maximum amount available to $350.0 million, to extend the maturity to August 2005 and to reduce the stated interest rate on first mortgages to LIBOR + 1.50%.

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

        Hedging Activities—The Company has variable-rate lending assets and variable-rate debt obligations. These assets and liabilities create a natural hedge against changes in variable interest rates. This means that as interest rates increase, the Company earns more on its variable-rate lending assets and pays more on its variable-rate debt obligations and, conversely, as interest rates decrease, the Company earns less on its variable-rate lending assets and pays less on its variable-rate debt obligations. When the amount of the Company's variable-rate debt obligations exceeds the amount of its variable-rate lending assets, the Company utilizes derivative instruments to limit the impact of changing interest rates on its net income. The Company has a policy in place, that is administered by the Audit Committee, which requires the Company to enter into hedging transactions to mitigate the impact of rising interest rates on the Company's earnings. The policy states that a 100 basis point increase in short-term rates cannot have a greater than 2.50% impact on quarterly earnings. The Company does not use derivative instruments to hedge assets or for speculative purposes. The derivative instruments the Company uses are typically in the form of interest rate swaps and interest rate caps. Interest rate swaps effectively change variable-rate debt obligations to fixed-rate debt obligations. Interest rate caps effectively limit the maximum interest rate on variable-rate debt obligations.

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

        The Company has entered into the following cash flow and fair value hedges that are outstanding as of September 30, 2004. The net value (liability) associated with these hedges is reflected on the Company's Consolidated Balance Sheets (in thousands).

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date		Maturity Date	Estimated Value at September 30, 2004
Pay-Fixed Swap	$125,000	2.885%	1/23/03		6/25/06	$(340)
Pay-Fixed Swap	125,000	2.838%	2/11/03		6/25/06	(238)
Pay-Fixed Swap	75,000	5.580%	11/4/99	(1)	12/1/04	(718)
Pay-Floating Swap	200,000	4.381%	12/17/03		12/15/10	1,867
Pay-Floating Swap	105,000	3.678%	1/15/04		1/15/09	(951)
Pay-Floating Swap	100,000	4.345%	12/17/03		12/15/10	724
Pay-Floating Swap	100,000	3.878%	11/27/02		8/15/08	1,521
Pay-Floating Swap	100,000	3.713%	1/15/04		1/15/09	(759)
Pay-Floating Swap	100,000	3.686%	1/15/04		1/15/09	(870)
Pay-Floating Swap	50,000	3.810%	11/27/02		8/15/08	634
Pay-Floating Swap	50,000	4.290%	12/17/03		12/15/10	202
Pay-Floating Swap	45,000	3.684%	1/15/04		1/15/09	(396)
LIBOR Cap	345,000	8.000%	5/22/02		5/28/14	6,024
LIBOR Cap	135,000	6.000%	9/29/03		10/15/06	47
LIBOR Cap	75,000	7.750%	11/4/99	(1)	12/1/04	—
LIBOR Cap	35,000	7.750%	11/4/99	(1)	12/1/04	—
LIBOR Cap	24,000	9.000%	9/25/03		11/9/04	—

Total Estimated Value						$6,747

Explanatory Note:

(1)
Acquired in connection with the TriNet Acquisition (see Note 1).

        Between January 1, 2003 and September 30, 2004, the Company also had outstanding the following cash flow hedges that have expired or been settled (in thousands):

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date	Maturity Date
Pay-Fixed Swap	$235,000	1.135%	3/11/04	9/15/04
Pay-Fixed Swap	200,000	1.144%	3/11/04	9/15/04
Pay-Fixed Swap	200,000	1.144%	3/11/04	9/15/04
Pay-Fixed Swap	125,000	7.058%	6/15/00	6/25/03
Pay-Fixed Swap	125,000	7.055%	6/15/00	6/25/03
Pay-Fixed Swap	100,000	4.139%	9/29/03	1/2/11
Pay-Fixed Swap	100,000	4.643%	9/29/03	1/2/14
Pay-Fixed Swap	100,000	4.484%	1/16/04	5/1/14
Pay-Fixed Swap	50,000	4.502%	1/16/04	5/1/14
Pay-Fixed Swap	50,000	4.500%	1/16/04	5/1/14

        On March 11, 2004, the Company entered into three pay-fixed interest rate swaps all with six-month terms, rates of 1.135%, 1.144% and 1.144% and notional amounts of $235.0 million, $200.0 million and $200.0 million, respectively. These three swaps matured on September 15, 2004.

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

        During 2003, the Company entered into two 90-day forward starting swaps each having a $100.0 million notional amount. These pay-fixed swaps which were effective in September 2003, had rates of 4.139% and 4.643%, had seven-year and 10-year terms, respectively, and were used to lock-in swap rates related to a portion of planned future corporate unsecured fixed-rate bond issuances. These two swaps were settled in connection with the Company's issuance of $350.0 million of seven-year Senior Notes and $150.0 million of 10-year Senior Notes. In addition, effective in September 2003, the Company entered into a $135.0 million cap with a rate of 6.00% to hedge the Company's current outstanding floating-rate debt. This cap has a three-year term. Further, the Company entered into two $125.0 million forward starting swaps in the first quarter 2003 that became effective in June 2003. These forward starting swaps replaced the two $125.0 million pay-fixed swaps that expired in June 2003. The two new pay-fixed swaps have a three-year term and expire on June 25, 2006.

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

        Off-Balance Sheet Transactions—The Company is not dependent on the use of any off-balance sheet financing arrangements for liquidity. As of September 30, 2004, the Company had an investment in one CTL joint venture accounted for under the equity method, which had total debt obligations outstanding of approximately $32.0 million. The Company's pro rata share of the ventures' third-party debt was approximately $6.4 million (see Note 6 to the Company's Consolidated Financial Statements). This venture was formed for the purpose of operating, acquiring and in certain cases, developing CTL facilities. The debt obligations of this joint venture are non-recourse to the venture and the Company, and mature between fiscal years 2005 and 2011. As of September 30, 2004, the debt obligations consisted of three term loans bearing fixed rates per annum ranging from 7.61% to 8.43%.

        The Company's STARs securitizations are all on-balance sheet financings.

        The Company has certain discretionary and non-discretionary unfunded commitments related to its loans and other lending investments that it may need to, or choose to, fund in the future. Discretionary commitments are those under which the Company has sole discretion with respect to future funding. Non-discretionary commitments are those that the Company is generally obligated to fund at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of September 30, 2004, the Company had 25 loans with unfunded commitments totaling $465.4 million, of which $258.5 million was discretionary and $206.9 million was non-discretionary. In addition, the Company has $32.8 million of non-discretionary unfunded commitments related to two existing customers. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Currently, the Company has committed $18.1 million in pre-approved capital improvement projects and $14.7 million in new construction costs.

        Ratings Triggers—The $850.0 million unsecured revolving credit facility that the Company held in place at September 30, 2004, bore interest at LIBOR + 1.00% per annum based on the Company's senior unsecured credit ratings of BB+ from S&P, Ba1 from Moody's and BBB- from Fitch Ratings. Due to the Company achieving an investment grade senior unsecured debt rating from both S&P and Moody's subsequent to quarter end (see below), the facility's interest rate will decrease to LIBOR + 0.875% per annum. There are no other ratings triggers in any of the Company's debt instruments or other operating or financial agreements at September 30, 2004.

        On October 6, 2004, Moody's upgraded the Company's senior unsecured debt ratings to Baa3, with a stable outlook, up from Ba1. The upgraded rating reflects the shift towards unsecured debt to free up assets, the continued profitable growth in iStar's business franchise, the strong quality of both the structured finance and CTL business and the active management of those businesses.

        On October 5, 2004, the Company's senior unsecured credit rating was upgraded to an investment grade rating of BBB- from BB+ by S&P as a result of the Company's positive track record of improving performance through a slightly difficult real estate cycle, its strong underwriting and servicing capabilities, the increase in capital base, the shift towards unsecured debt to free up assets and the staggering of maturities on secured debt.

        On July 30, 2002, the Company's senior unsecured credit rating was upgraded to an investment grade rating of BBB- from BB+ by Fitch Ratings.

        Transactions with Related Parties—The Company has an investment in iStar Operating Inc. ("iStar Operating"), a taxable subsidiary that, through a wholly-owned subsidiary, services the Company's loans and certain loan portfolios owned by third parties. The Company owns all of the non-voting preferred stock and a 95.00% economic interest in iStar Operating. The common shareholder, an entity controlled by a former director of the Company, is the owner of all the voting common stock and a 5.00% economic interest in iStar Operating. As of September 30, 2004, there have never been any distributions to the common shareholder, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of iStar Operating at fair market value, which the Company believes to be nominal.

        iStar Operating has elected to be treated as a taxable REIT subsidiary for purposes of maintaining compliance with the REIT provisions of the Code. Prior to July 1, 2003 it was accounted for under the equity method for financial statement reporting purposes and was presented in "Investments in and advances to joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Balance Sheets. As of July 1, 2003, the Company consolidates this entity as a VIE (see Note 3 to the Company's Consolidated Financial Statements) with no material impact. Prior to its consolidation, the Company charged an allocated portion of its general overhead expenses to iStar Operating based on the number of employees at iStar Operating as a percentage of the Company's total employees. These general overhead expenses were in addition to the direct general and administrative costs of iStar Operating. As of September 30, 2004, iStar Operating had no debt obligations.

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

        DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three months ended September 30, 2004 and 2003, the Company issued a total of approximately 17,400 and 841,000 shares of its Common Stock, respectively, and during the nine months ended September 30, 2004 and 2003, the Company issued a total of approximately 410,000 and 2.2 million shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three months ended September 30, 2004 and 2003 were approximately $681,000 and $30.5 million, respectively, and $16.8 million and $73.4 million during the nine months ended September 30, 2004 and 2003, respectively. There are approximately 3.2 million shares available for issuance under the plan as of September 30, 2004.

        Stock Repurchase Program—The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of September 30, 2004, the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. The Company has not repurchased any shares under the stock repurchase program since November 2000.

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

        Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. During the nine months ended September 30, 2004, management reviewed and evaluated its critical accounting policies and believes them to be appropriate. The Company's accounting policies are described in Note 3 to the Company's Consolidated Financial Statements. The following are significant events relating to critical accounting policies during the nine months ended September 30, 2004:

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

        On February 11, 2004, the Company entered into a new employment agreement with its Chief Executive Officer which took effect upon the expiration of the old agreement. The new agreement has an initial term of three years and provides for the following compensation:

  •
  an annual salary of $1.0 million;

  •
  a potential annual cash incentive award of up to $5.0 million if performance goals set by the Compensation Committee of the Board of Directors in consultation with the Chief Executive Officer are met; and

  •
  a one-time award of Common Stock with a value of $10.0 million at March 31, 2004 (based upon the trailing 20-day average closing price of the Common Stock); the award was fully vested when granted and dividends will be paid on the shares from the date of grant, but the shares cannot be sold for five years unless the price of the Common Stock during the 12 months ending March 31 of each year increases by at least 15.00%, in which case the sale restrictions on 25.00% of the shares awarded will lapse in respect to each 12-month period. In connection with this award the Company recorded a $10.1 million charge in "General and administrative—stock-based compensation expense" on the Company's Consolidated Statements of Operations. The Chief Executive Officer notified the Company that subsequent to this award he contributed an equivalent number of shares to a newly established charitable foundation.

        In addition, the Chief Executive Officer purchased an 80.00% interest in the Company's 2006 High Performance Unit Program for directors and executive officers. This performance program was approved by the Company's shareholders in 2003 and is described in detail in the Company's 2003 annual proxy statement. The purchase price paid by the Chief Executive Officer was based upon a valuation prepared by an independent investment-banking firm. The interests purchased by the Chief Executive Officer will have no value to him unless the Company achieves total shareholder returns in excess of those achieved by peer group indices, all as more fully described in the Company's 2003 annual proxy statement.

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

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of Statement of Financial Accounting Standards No. 5 ("SFAS No. 5"), "Accounting for Contingencies," Statement of Financial Accounting Standards No. 57, "Related Party Disclosures," Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" and rescinds FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS No. 5." It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless if the Company receives separately identifiable consideration (e.g., a premium). The disclosure requirements are effective December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's Consolidated Financial Statements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS

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

iSTAR FINANCIAL INC. Registrant
Date: November 8, 2004	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer
Date: November 8, 2004
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
PART II. OTHER INFORMATION
SIGNATURES