Form 10-K
period 2004-12-31
ISTAR FINANCIAL INC
filed 2005-03-16
CIK 1095651

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File No. 1-15371

iSTAR FINANCIAL INC.
(Exact name of registrant as specified in its charter)

Maryland	95-6881527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1114 Avenue of the Americas, 27th Floor New York, NY	10036
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (212) 930-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Name of Exchange on which registered:	Name of Exchange on which registered:
Common Stock, $0.001 par value	New York Stock Exchange
8.000% Series D Cumulative Redeemable	New York Stock Exchange
Preferred Stock, $0.001 par value
7.875% Series E Cumulative Redeemable	New York Stock Exchange
Preferred Stock, $0.001 par value
7.800% Series F Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.650% Series G Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.500% Series I Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange

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

        As of June 30, 2004 the aggregate market value of the common stock, $0.001 par value per share of iStar Financial Inc. ("Common Stock"), held by non-affiliates(1) of the registrant was approximately $4.3 billion, based upon the closing price of $40.00 on the New York Stock Exchange composite tape on such date.

        As of March 1, 2005, there were 111,487,900 shares of Common Stock outstanding.

(1)
For purposes of this Annual Report only, includes all outstanding Common Stock other than Common Stock held directly by the registrant's directors and executive officers.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of the registrant's definitive proxy statement for the registrant's 2005 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

        The Company is the leading publicly-traded finance company focused on the commercial real estate industry. The Company provides custom-tailored financing to high-end private and corporate owners of real estate, including senior and junior mortgage debt, senior and mezzanine corporate capital, and corporate net lease financing. The Company, which is taxed as a real estate investment trust ("REIT"), seeks to deliver strong dividends and superior risk-adjusted returns on equity to shareholders by providing innovative and value added financing solutions to its customers.

        The Company's primary product lines include:

  •
  Structured Finance. The Company provides senior and subordinated loans that typically range in size from $20 million to $100 million. These loans may be either fixed or variable rate and are structured to meet the specific financing needs of the borrowers. The Company offers borrowers a wide range of structured finance options, including first mortgages, second mortgages, partnership loans, participating debt and interim facilities. The Company's structured finance transactions have maturities generally ranging from three to ten years. As of December 31, 2004, based on gross carrying values, the Company's structured finance assets represented 25% of its assets.

  •
  Portfolio Finance. The Company provides funding to regional and national borrowers who own multiple facilities in geographically diverse portfolios. Loans are cross-collateralized to give the Company the benefit of all available collateral and underwritten to recognize inherent portfolio diversification. Property types include multifamily, suburban office, hotels and other property types where individual property values are less than $20 million on average. Loan terms are structured to meet the specific requirements of the borrower and typically range in size from $25 million to $150 million. The Company's portfolio finance transactions have maturities generally ranging from three to ten years. As of December 31, 2004, based on gross carrying values, the Company's portfolio finance assets represented 15% of its assets.

  •
  Corporate Finance. The Company provides senior and subordinated capital to corporations engaged in real estate or real estate-related businesses. Financings may be either secured or unsecured and typically range in size from $20 million to $150 million. The Company's corporate finance transactions have maturities generally ranging from five to ten years. As of December 31, 2004, based on gross carrying values, the Company's corporate finance assets represented 10% of its assets.

  •
  Loan Acquisition. The Company acquires whole loans and loan participations which present attractive risk-reward opportunities. Loans are generally acquired at a small discount to the principal balance outstanding. Loan acquisitions typically range in size from $5 million to $100 million and are collateralized by all major property types. The Company's loan acquisition transactions have maturities generally ranging from three to ten years. As of December 31, 2004, based on gross carrying values, the Company's loan acquisition assets represented 6% of its assets.

  •
  Corporate Tenant Leasing. The Company provides capital to corporations and borrowers who control facilities leased to single creditworthy customers. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with public companies, many of which are rated corporate credits, and which provide for all expenses at the facility to be paid by the corporate customer on a triple net lease basis. Corporate tenant lease, or CTL, transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of December 31, 2004, based on gross carrying values, the Company's CTL assets (including investments in and advances to joint ventures and unconsolidated subsidiaries and assets held for sale) represented 44% of its assets.

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

Investment Strategy

        The Company's investment strategy targets specific sectors of the real estate and corporate credit markets in which it believes it can deliver innovative, custom-tailored and flexible financial solutions to its customers, thereby differentiating its financial products from those offered by other capital providers.

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

  •
  Adding value beyond simply providing capital by offering borrowers and corporate customers specific lending expertise, flexibility, certainty of closing and a continuing relationship beyond the closing of a particular financing transaction.

  •
  Taking advantage of market anomalies in the real estate financing markets when the Company believes credit is mispriced by other providers of capital, such as the spread between lease yields and the yields on corporate customers' underlying credit obligations.

        The Company seeks to invest in a mix of portfolio financing transactions to create asset diversification and single-asset financings for properties with strong, long-term competitive market positions. The Company's credit process focuses on:

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

        As of December 31, 2004, based on current gross carrying values, the Company's business consists of the following product lines:

Product Line

        The Company seeks to maintain an investment portfolio which is diversified by asset type, underlying property type and geography. As of December 31, 2004, based on current gross carrying values, the Company's total investment portfolio has the following characteristics:

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

        Effective January 20, 2005, commitments of less than $75.0 million require the unanimous consent of the Company's internal investment committee, consisting of senior management representatives from each of the Company's key disciplines. For commitments between $75.0 million and $150.0 million, the further approval of the investment committee of the Company's board of directors' (the "Board of Directors") is also required. All commitments of $150.0 million or more must be approved by the Company's full Board of Directors. In addition, strategic investments such as a corporate merger or acquisition of another business entity (other than a corporate net lease financing) or any other material transaction in an amount over $75.0 million involving the Company's entry into a new line of business, must be approved by the Company's full Board of Directors.

Financing Strategy

        The Company has access to a wide range of debt and equity capital resources to finance its investment and growth strategies. At December 31, 2004, the Company had over $2.4 billion of tangible book equity capital and a total market capitalization of approximately $10.1 billion. The Company believes that its size, diversification, investor sponsorship and track record are competitive advantages in obtaining attractive financing for its businesses.

        The Company seeks to maximize risk-adjusted returns on equity and financial flexibility by accessing a variety of public and private debt and equity capital sources. While the Company believes that it is important to maintain diverse sources of funding, it began to emphasize unsecured funding sources of debt, such as long-term unsecured corporate debt, approximately 18 months ago. The Company believes that unsecured debt is more cost-effective, flexible and efficient than secured debt. The Company's current sources of debt capital include:

  •
  Long-term, unsecured corporate debt.

  •
  iStar Asset Receivables ("STARs"), the Company's proprietary match-funded, securitized debt program.

  •
  A combined $3.0 billion of capacity under its unsecured and secured revolving credit facilities at year end.

  •
  Individual mortgages secured by certain of the Company's assets.

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

  •
  Match fund assets and liabilities.

        The Company has not historically utilized, and does not currently plan to utilize, "off-balance sheet" financing vehicles other than normal corporate tenant leasing joint ventures with unrelated third parties, which may be accounted for under the equity method due to the existence of provisions providing for a sharing of control with the venture partners. Detailed information on the Company's one remaining joint venture in which the Company currently has investments/operations, which totaled approximately $5.7 million at December 31, 2004, including information on the Company's share of the joint venture's non-recourse debt, is provided in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," and in Note 6 to the Company's Consolidated Financial Statements.

        A more detailed discussion of the Company's current capital resources is provided in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

        The primary risks from the Company's use of derivative instruments is the risk that a counterparty to a hedging arrangement could default on its obligation and the risk that the Company may have to pay certain costs, such as transaction fees or breakage costs, if a hedging arrangement is terminated by it. As a matter of policy, the Company enters into hedging arrangements with counterparties that are large, creditworthy financial institutions typically rated at least "A/A2" by Standard & Poor's and Moody's Investors Service, respectively. The Company's hedging strategy is monitored by its Audit Committee on behalf of its Board of Directors and may be changed by the Board of Directors without shareholder approval.

        Developing an effective strategy for dealing with movements in interest rates is complex and no strategy can completely insulate the Company from risks associated with such fluctuations. There can be no assurance that the Company's hedging activities will have the desired beneficial impact on its results of operations or financial condition.

        A more detailed discussion of the Company's hedging policy is provided in Item 7—"Managements Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources."

Business

Real Estate Lending

        The Company provides structured financing to high-end private and corporate owners of real estate, including senior and junior mortgage debt and senior and mezzanine corporate capital.

        Set forth below is information regarding the Company's primary real estate lending product lines as of December 31, 2004:

	Current Carrying Value	% of Total
	(In thousands)
Structured finance	$1,784,746	44.74%
Portfolio finance	1,058,018	26.53%
Corporate finance	691,731	17.34%
Loan acquisition	454,130	11.39%

Gross carrying value	$3,988,625	100.00%

Provision for loan losses	(42,436)

Total carrying value, net	$3,946,189

        As more fully discussed in Note 3 to the Company's Consolidated Financial Statements, the Company continually monitors borrower performance and completes a detailed, loan-by-loan formal credit review on a quarterly basis. After having originated or acquired over $12.2 billion of investment transactions over its ten-year history, the Company and its private investment fund predecessors have experienced minimal actual losses on their lending investments.

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

Summary of Interest Characteristics

        As more fully discussed in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" as well as in Item 7a—"Quantitative and Qualitative Disclosures about Market Risk," the Company utilizes certain interest rate risk management techniques, including both asset/liability matching and certain other hedging techniques, in order to mitigate the Company's exposure to interest rate risks.

        As of December 31, 2004, the Company's Lending Business portfolio has the following interest rate characteristics:

	Current Carrying Value	% of Total
	(In thousands)
Fixed-rate loans	$1,246,560	31.25%
Variable-rate loans	2,742,065	68.75%

Gross carrying value	$3,988,625	100.00%

Summary of Prepayment Terms

        The Company is exposed to risks of prepayment on its loan assets, and generally seeks to protect itself from such risks by structuring its loans with prepayment restrictions and/or penalties.

        As of December 31, 2004, the Company's Lending Business portfolio has the following call protection characteristics:

	Current Carrying Value	% of Total
	(In thousands)
Fixed prepayment penalties	$1,804,069	45.24%
Currently open to prepayment with no penalty	986,407	24.73%
Substantial lock-out for original term(1)	726,084	18.20%
Yield maintenance	377,104	9.45%
Other	94,961	2.38%

Gross carrying value	$3,988,625	100.00%

Explanatory Note:

(1)
For the purpose of this table, the Company has assumed a substantial lock-out to mean at least three years.

Summary of Lending Business Maturities

        As of December 31, 2004, the Company's Lending Business portfolio has the following maturity characteristics:

Year of Maturity	Number of Transactions Maturing	Current Carrying Value	% of Total
		(In thousands)
2005	23	$813,660	20.40%
2006	29	1,163,926	29.18%
2007	21	657,997	16.50%
2008	14	309,309	7.75%
2009	18	601,982	15.09%
2010	2	37,561	0.94%
2011	6	89,687	2.25%
2012	2	41,409	1.04%
2013	6	83,358	2.09%
2014	2	95,257	2.39%
2015 and thereafter	4	94,479	2.37%

Total	127	$3,988,625	100.00%

Weighted average maturity		2.92 years

Structured Finance

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

        As of December 31, 2004, the Company's structured finance investments have the following characteristics:

Investment Class	Collateral Types	# of Loans In Class	Current Carrying Value(1)	Current Principal Balance Outstanding	Weighted Average Stated Pay Rate(2)	Weighted Average First Dollar Current Loan-to- Value(3)	Weighted Average Last Dollar Current Loan-to- Value(4)
			(In thousands)
First Mortgages	Office/Residential/Retail/ Industrial, R&D/Conference Center/Mixed Use/ Hotel/Entertainment, Leisure	36	$1,341,310	$1,352,089	6.92%	0%	67%
Junior First Mortgages(5)	Office/Residential/Mixed Use/Hotel	10	268,517	271,223	9.74%	50%	74%
Second Mortgages	Mixed Use	4	61,482	58,228	7.20%	52%	74%
Corporate Loans/Other	Office/Industrial, R&D/Mixed Use/Hotel	11	113,437	112,609	11.35%	57%	72%

Total		61	$1,784,746	$1,794,149

Explanatory Notes:

(1)
Where Current Carrying Value differs from Current Principal Balance Outstanding, the difference represents unamortized amount of acquired premiums, discounts or deferred loan fees.

(2)
All variable-rate loans assume a one-month LIBOR rate of 2.40% (the actual one-month LIBOR rate at December 31, 2004). As of December 31, 2004, three loans with a combined carrying value of $73.2 million have a stated accrual rate that exceeds the stated pay rate.

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

        As of December 31, 2004, the Company's portfolio finance investments have the following characteristics:

Investment Class	Collateral Types	# of Loans In Class	Current Carrying Value(1)	Current Principal Balance Outstanding	Weighted Average Stated Pay Rate(2)	Weighted Average First Dollar Current Loan-to- Value(3)	Weighted Average Last Dollar Current Loan-to- Value(4)
			(In thousands)
First Mortgages	Office/Residential/Mixed Use/Hotel/ Entertainment, Leisure	6	$346,831	$349,774	6.30%	0%	65%
Junior First Mortgages(5)	Office/Hotel/ Entertainment, Leisure	5	194,285	194,400	7.49%	52%	61%
Second Mortgages	Hotel	1	27,406	26,988	12.60%	68%	86%
Corporate Loans/Other	Office/Residential/Mixed Use/Hotel/ Entertainment, Leisure/Other	14	489,496	494,750	9.51%	49%	70%

Total		26	$1,058,018	$1,065,912

Explanatory Notes:

(1)
Where Current Carrying Value differs from Current Principal Balance Outstanding, the difference represents unamortized amount of acquired premiums, discounts or deferred loan fees.

(2)
All variable-rate loans assume a one-month LIBOR rate of 2.40% (the actual one-month LIBOR rate at December 31, 2004).

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

        As of December 31, 2004, the Company's corporate finance investments have the following characteristics:

Investment Class	Collateral Types	# of Loans In Class	Current Carrying Value(1)	Current Principal Balance Outstanding	Weighted Average Stated Pay Rate(2)	Weighted Average First Dollar Current Loan-to- Value(3)	Weighted Average Last Dollar Current Loan-to- Value(4)
			(In thousands)
First Mortgages	Industrial, R&D/Hotel/ Entertainment, Leisure/ Retail/Other	11	$411,245	$425,381	6.58%	4%	57%
Junior First Mortgages(5)	Retail/Entertainment, Leisure/Other	4	51,805	52,391	6.55%	52%	60%
Corporate Loans/Other	Office/Residential/Retail/ Industrial, R&D/Mixed Use/Other	13	228,681	235,053	7.41%	51%	63%

Total		28	$691,731	$712,825

Explanatory Notes:

(1)
Where Current Carrying Value differs from Current Principal Balance Outstanding, the difference represents unamortized amount of acquired premiums, discounts or deferred loan fees.

(2)
All variable-rate loans assume a one-month LIBOR rate of 2.40% (the actual one-month LIBOR rate at December 31, 2004). As of December 31, 2004, one loan with a carrying value of ($154,000) has a stated accrual rate that exceeds the stated pay rate.

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

        As of December 31, 2004, the Company's loan acquisition investments have the following characteristics:

Investment Class	Collateral Types	# of Loans In Class	Current Carrying Value(1)	Current Principal Balance Outstanding	Weighted Average Stated Pay Rate(2)	Weighted Average First Dollar Current Loan-to- Value(3)	Weighted Average Last Dollar Current Loan-to- Value(4)
			(In thousands)
First Mortgages	Office/Retail/Hotel/Other	6	$350,922	$362,232	7.99%	6%	78%
Second Mortgages	Hotel	1	15,000	15,000	7.24%	45%	58%
Corporate Loans/Other	Hotel	5	88,208	108,757	7.64%	44%	54%

Total		12	$454,130	$485,989

Explanatory Notes:

(1)
Where Current Carrying Value differs from Current Principal Balance Outstanding, the difference represents unamortized amount of acquired premiums, discounts or deferred loan fees.

(2)
All variable-rate loans assume a one-month LIBOR rate of 2.40% (the actual one-month LIBOR rate at December 31, 2004).

(3)
Weighted average ratio of first dollar current loan carrying value to underlying collateral value using third-party appraisal or the Company's internal valuation.

(4)
Weighted average ratio of last dollar current loan carrying value to underlying collateral value using third-party appraisal or the Company's internal valuation.

Corporate Tenant Leasing

        The Company, directly and through its Leasing Subsidiary, provides capital to corporations and borrowers who control facilities leased to single creditworthy customers. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with rated public companies, many of which are corporate credits, and which provide for all expenses at the facility to be paid by the corporate customer on a triple net lease basis. CTL transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million.

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

        The Company's CTL investments primarily represent a diversified portfolio of mission-critical headquarters or distribution facilities subject to net lease agreements with creditworthy corporate customers. The Company generally seeks general-purpose real estate with residual values that represent a discount to current market values and replacement costs. Under a typical net lease agreement, the corporate customer agrees to pay a base monthly operating lease payment and all facility operating expenses (including taxes, maintenance and insurance).

        The Company generally seeks corporate customers with the following characteristics:

  •
  Established companies with stable core businesses or market leaders in growing industries.

  •
  Investment-grade credit strength or appropriate credit enhancements if corporate credit strength is not sufficient on a stand-alone basis.

  •
  Commitment to the facility as a mission-critical asset to their on-going businesses.

        As of December 31, 2004, the Company had 128 corporate customers operating in more than 21 major industry sectors, including automotive, energy, finance, healthcare, recreation, technology and telecommunications. The majority of these customers represent well-recognized national and international companies, such as Federal Express, IBM, Nike, Nokia, the U.S. Government and Verizon.

        As of December 31, 2004, the Company's CTL portfolio has the following tenant credit characteristics:

	Annualized In-Place Operating Lease Income(3)	% of In-Place Operating Lease Income
	(In thousands)
Investment grade(1)	$103,949	35.01%
Implied investment grade(2)	43,920	14.79%
Non-investment grade	81,943	27.59%
Unrated	67,138	22.61%

	$296,950	100.00%

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

(2)
A customer's credit rating is considered "Implied Investment Grade" if it is 100.00% owned by an investment-grade parent or it has no published ratings, but has credit characteristics that the Company believes warrant an investment grade senior unsecured credit rating. Examples at December 31, 2004 include Hewlett-Packard Co., Northrop Grumman Information and Volkswagen of America, Inc.

(3)
Reflects annualized GAAP operating lease income for the quarter ended December 31, 2004 for leases in place at December 31, 2004. The operating lease income includes the Company's pro rata share from facilities owned by the Company's joint ventures.

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

        As of December 31, 2004, the Company owned 349 office and industrial, entertainment and retail facilities principally subject to net leases to 127 customers, comprising 32.8 million square feet in 38 states.

The Company also has a portfolio of 17 hotels under a long-term master lease with a single customer. Information regarding the Company's CTL assets as of December 31, 2004 is set forth below:

SIC Code		# of Leases	% of In-Place Operating Lease Income(1)	% of Total Revenue(2)
73	Business Services	15	12.09%	4.81%
79	Amusement and Recreation Services	4	11.27%	4.49%
70	Hotels, Rooming, Housing & Lodging	3	8.64%	3.44%
35	Industrial/Commercial Machinery, incl. Computers	16	8.33%	3.32%
62	Security and Commodity Brokers	1	7.07%	2.82%
37	Transportation Equipment	7	6.97%	2.77%
36	Electronic & Other Elec. Equipment	13	6.39%	2.55%
48	Communications	7	5.95%	2.37%
30	Rubber and Misc. Plastics Products	2	5.77%	2.30%
55	Automotive Dealers and Gasoline Service Stations	25	4.21%	1.68%
50	Wholesale Trade—Durable Goods	8	2.75%	1.10%
42	Motor Freight Transp. & Warehousing	3	2.36%	0.94%
64	Insurance Agents, Brokers & Service	3	2.35%	0.93%
58	Eating and Drinking Places	13	2.00%	0.80%
91	Executive, Legislative and General Gov't.	3	1.83%	0.73%
63	Insurance Carriers	3	1.78%	0.71%
45	Airports, Flying Fields & Terminal Services	1	1.21%	0.48%
87	Engineering, Accounting & Research Services	4	1.12%	0.45%
54	Food Stores	2	1.08%	0.43%
51	Wholesale Trade—Non-Durable Goods	3	1.02%	0.41%
93	Public Finance, Taxation, and Monetary Policy	1	1.02%	0.40%
	Various	14	4.79%	1.91%

	Total	151	100.00%

Explanatory Notes:

(1)
Reflects annualized GAAP operating lease income for the quarter ended December 31, 2004 for leases in place at December 31, 2004. The operating lease income includes the Company's pro rata share from facilities owned by the Company's joint ventures.

(2)
Reflects annualized GAAP operating lease income for the quarter ended December 31, 2004 for leases in place at December 31, 2004 as a percentage of annualized total revenue for the quarter ended December 31, 2004.

        As of December 31, 2004, lease expirations on the Company's CTL assets, including facilities owned by the Company's joint ventures, are as follows:

Year of Lease Expiration	Number of Leases Expiring	Annualized In-Place Operating Lease Income(1)	% of In-Place Operating Lease Income	% of Total Revenue(2)
		(In thousands)
2005	5	$2,843	0.96%	0.38%
2006	15	23,874	8.04%	3.20%
2007	14	13,637	4.59%	1.83%
2008	5	9,644	3.25%	1.29%
2009	6	8,096	2.73%	1.09%
2010	11	14,832	4.99%	1.99%
2011	4	2,747	0.93%	0.37%
2012	12	19,532	6.58%	2.62%
2013	5	5,391	1.82%	0.72%
2014	28	21,719	7.31%	2.91%
2015 and thereafter	46	174,635	58.80%	23.42%

Total	151	$296,950	100.00%

Weighted average remaining lease term		11.20 years

Explanatory Notes:

(1)
Reflects annualized GAAP operating lease income for the quarter ended December 31, 2004 for leases in place at December 31, 2004. The operating lease income includes the Company's pro rata share from facilities owned by the Company's joint ventures.

(2)
Reflects annualized GAAP operating lease income for the quarter ended December 31, 2004 for leases in place at December 31, 2004 as a percentage of annualized total revenue for the quarter ended December 31, 2004.

Policies with Respect to Other Activities

        The Company's investment, financing and conflicts of interests policies are managed under the ultimate supervision of the Company's Board of Directors. The Board of Directors can amend, revise or eliminate these policies at any time without a vote of shareholders. At all times, the Company intends to make investments in a manner consistent with the requirements of the Code for the Company to qualify as a REIT.

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

Competition

        The Company is engaged in a competitive business. In originating and acquiring assets, the Company competes with public and private companies, including finance companies, mortgage banks, pension funds, savings and loan associations, insurance companies, institutional investors, investment banking firms and other lenders and industry participants, as well as individual investors. Existing industry participants and potential new entrants compete with the Company for the available supply of investments suitable for origination or acquisition, as well as for debt and equity capital. Certain of the Company's competitors are larger than the Company, have longer operating histories, may have access to greater capital and other resources, may have management personnel with more experience than the officers of the Company, and may have other advantages over the Company in conducting certain businesses and providing certain services.

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

The American Jobs Creation Act

        The American Jobs Creation Act of 2004 (the "Act") was enacted on October 22, 2004. The Act modifies the manner in which the Company applys the gross income and asset test requirements under the Code. With respect to the asset tests, the Act expands the types of securities that qualify as "straight debt" for purposes of the 10.00% value limitation. The Act also clarifies that certain types of debt instruments, including loans to individuals or estates and securities of a REIT, are not "securities" for purposes of the

10.00% value limitation. With respect to the gross income tests, the Act provides that for the Company's taxable years beginning on or after January 1, 2005, except to the extent provided by Treasury regulations, its income from certain hedging transactions that are clearly identified as hedges under Section 1221 of the Code, including gain from the sale or disposition of such a transaction, will be excluded from gross income for purposes of the 95.00% gross income test, to the extent the transaction hedges any indebtedness incurred or to be incurred by the trust to acquire or carry real estate.

        The Act also sets forth rules that permit a REIT to avoid disqualification for de minimis failures (as defined in the Act) to satisfy the 5.00% and 10.00% value limitations under the asset tests if the REIT either disposes of the assets within six months after the last day of the quarter in which the REIT identifies the failure (or such other time period prescribed by the Treasury), or otherwise meets the requirements of such asset tests by the end of such time period. In addition, if a REIT fails to meet any of the asset test requirements for a particular quarter, and the de minimis exception described above does not apply, the REIT may cure such failure if the failure was due to reasonable cause and not to willful neglect, the REIT identifies such failure to the IRS and disposes of the assets that caused the failure within six months after the last day of the quarter in which the identification occurred, and the REIT pays a tax with respect to the failure equal to the greater of: (i) $50,000; or (ii) an amount determined (pursuant to Treasury regulations) by multiplying the highest rate of tax for corporations under Section 11 of the Code, by the net income generated by the assets for the period beginning on the first date of the failure and ending on the date the REIT has disposed of the assets (or otherwise satisfies the requirements). In addition to the foregoing, the Act also provides that if a REIT fails to satisfy one or more requirements for REIT qualification, other than by reason of a failure to comply with the provisions of the reasonable cause exception to the gross income tests and the provisions described above with respect to failure to comply with the asset tests, the REIT may retain its REIT qualification if the failures are due to reasonable cause and not willful neglect, and if the REIT pays a penalty of $50,000 for each such failure. The provisions described in this paragraph will only apply to the Company's taxable years beginning on or after January 1, 2005.

Factors That May Affect the Company's Business Strategy

        The implementation of the Company's business strategy and investment policies are subject to certain risks, including the effect of economic and other conditions in the United States generally and in markets where the Companys' customers, collateral and corporate facilities are located. In addition, the following factors may affect the Company's financial condition and results of operations:

  •
  The Company has experienced significant competition in its core lending and corporate tenant leasing businesses in recent years as capital inflows into these businesses have been plentiful. In order to continue growing its asset base, the Company has announced new strategic initiatives such as the acquisition of Falcon Financial Investment Trust which represents an expansion of the Company's efforts to penetrate the market for providing real estate-based financing to auto dealers. The Company will seek additional strategic initiatives to grow its asset base. There can be no assurance that any of these initiatives will be successful in achieving growth for the Company.

  •
  The Company may not be able to redeploy capital from loans that have been repaid or assets that are sold on terms as attractive as the loans being repaid or the assets that are sold, which may adversely impact its earnings.

  •
  The Company may suffer a loss if a borrower defaults on a non-recourse loan or an unsecured loan.

  •
  The Company may suffer a loss in the event of a bankruptcy of a borrower, particularly if the borrower has incurred debt that is senior to the Company's loan.

  •
  The Company is subject to the risk that provisions of its loan agreements may be unenforceable or that it may experience delays in enforcing remedies.

  •
  Some of the Company's assets are participating interests in loans in which the Company shares the rights, obligations and benefits of the loan with other participating lenders. The Company is subject to the risks associated with these loan participations, such as less than full control rights.

  •
  Lease expirations, defaults and terminations will adversely affect its revenue if the Company cannot replace the leases on advantageous terms.

  •
  The Company's ownership interests in corporate facilities may be illiquid, hindering its ability to mitigate a loss.

  •
  The Company may need to make significant capital improvements to its corporate facilities in order to remain competitive which could adversely affect its financial performance.

  •
  The Company needs continued access to significant capital, including debt, in order to grow. Increased leverage magnifies changes in its net worth and creates the risk that it might not be able to service its debt obligations.

  •
  The Company may utilize interest rate hedging arrangements which may adversely affect the Company's borrowing cost. These arrangements may also expose the Company to other risks like the risk of paying additional costs or fees if the hedging arrangement is terminated by the Company or the risk that the counterparty to the hedging arrangement might default on its obligations.

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

Code of Conduct

        The Company has adopted a code of business conduct for all of its employees and directors, including the Company's chief executive officer, chief financial officer, other executive officers and personnel. A copy of the Company's code of conduct is attached to this Annual Report on Form 10-K as Exhibit 14.0 and is also available on the Company's website at www.istarfinancial.com. The Company intends to post on its website material changes to, or waivers from, its code of conduct, if any, within two days of any such event. As of December 31, 2004, there were no such changes or waivers since its adoption in February 2000.

Employees

        As of March 1, 2005, the Company had 167 employees and believes its relationships with its employees to be good. The Company's employees are not represented by a collective bargaining agreement.

Other

        In addition to this Annual Report, the Company files quarterly and special reports, proxy statements and other information with the SEC. All documents are filed with the SEC and are available free of charge on the Company's corporate website, which is www.istarfinancial.com. Effective as of January 1, 2003, through the Company's website, the Company makes available free of charge its annual proxy statement, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those Reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. You may also read and copy any document filed at the public reference facilities at 450 Fifth Street, N.W., Washington, D.C. 25049. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC's electronic data gathering, analysis and retrieval system ("EDGAR") via electronic means, including the SEC's homepage on the internet at www.sec.gov.

Item 2. Properties

        The Company's principal executive and administrative offices are located at 1114 Avenue of the Americas, New York, NY 10036. Its telephone number, general facsimile number and web address are (212) 930-9400, (212) 930-9494 and www.istarfinancial.com, respectively. The lease for the Company's primary corporate office space expires in February 2010. The Company believes that this office space is suitable for its operations for the foreseeable future. The Company also maintains super-regional offices in Atlanta, Georgia; Hartford, Connecticut; and San Francisco, California, as well as regional offices in Boston, Massachusetts and Dallas, Texas.

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

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant's Equity and Related Share Matters

        The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "SFI."

        The high and low sales prices per share of Common Stock are set forth below for the periods indicated.

Quarter Ended	High	Low
2003
March 31, 2003	$29.90	$27.05
June 30, 2003	$36.60	$29.68
September 30, 2003	$38.95	$35.00
December 31, 2003	$40.00	$37.25
2004
March 31, 2004	$42.95	$38.60
June 30, 2004	$42.75	$34.50
September 30, 2004	$41.23	$37.03
December 31, 2004	$45.57	$41.32

        On March 1, 2005, the closing sale price of the Common Stock as reported by the NYSE was $42.75. The Company had 3,236 holders of record of Common Stock as of March 1, 2005.

        At December 31, 2004, the Company had five series of preferred stock outstanding: 8.000% Series D Preferred Stock, 7.875% Series E Preferred Stock, 7.800% Series F Preferred Stock, 7.650% Series G Preferred Stock and 7.500% Series I Preferred Stock. Each of the Series D, E, F, G and I preferred stock is publicly traded.

Dividends

        The Company's management expects that any taxable income remaining after the distribution of preferred dividends and the regular quarterly or other dividends on its Common Stock will be distributed annually to the holders of the Common Stock on or prior to the date of the first regular quarterly dividend payment date of the following taxable year. The dividend policy with respect to the Common Stock is subject to revision by the Board of Directors. All distributions in excess of dividends on preferred stock or those required for the Company to maintain its REIT status will be made by the Company at the sole discretion of the Board of Directors and will depend on the taxable earnings of the Company, the financial condition of the Company, and such other factors as the Board of Directors deems relevant. The Board of Directors has not established any minimum distribution level. In order to maintain its qualifications as a REIT, the Company intends to pay regular quarterly dividends to its shareholders that, on an annual basis, will represent at least 90.00% of its taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gains.

        Holders of Common Stock will be entitled to receive distributions if, as and when the Board of Directors authorizes and declares distributions. However, rights to distributions may be subordinated to the rights of holders of preferred stock, when preferred stock is issued and outstanding. In addition, most of the Company's borrowings contain covenants that limit the Company's ability to pay distributions on its capital stock based upon the Company's adjusted earnings provided however, that these borrowings generally permit the Company to pay the minimum amount of distributions necessary to maintain the Company's REIT status. In any liquidation, dissolution or winding up of the Company, each outstanding share of Common Stock will entitle its holder to a proportionate share of the assets that remain after the Company pays its liabilities and any preferential distributions owed to preferred shareholders.

        The following table sets forth the dividends paid or declared by the Company on its Common Stock:

Quarter Ended	Shareholder Record Date	Dividend/ Share
2003(1)
March 31, 2003	April 15, 2003	$0.6625
June 30, 2003	July 15, 2003	$0.6625
September 30, 2003	October 15, 2003	$0.6625
December 31, 2003	December 15, 2003	$0.6625
2004(2)
March 31, 2004	April 15, 2004	$0.6975
June 30, 2004	July 15, 2004	$0.6975
September 30, 2004	October 15, 2004	$0.6975
December 31, 2004	December 15, 2004	$0.6975

Explanatory Notes:

(1)
For tax reporting purposes, the 2003 dividends were classified as 68.90% ($1.8258) ordinary income, 2.46% ($0.0651) 20.00% capital gain, 1.90% ($0.0503) 15.00% capital gain (post May 5, 2003), 2.67% ($0.0709) 25.00% Section 1250 capital gain and 24.08% ($0.6380) return of capital for those shareholders who held shares of the Company for the entire year.

(2)
For tax reporting purposes, the 2004 dividends were classified as 49.15% ($1.3713) ordinary income, 2.20% ($0.0613) 15.00% capital gain, 7.45% ($0.0278) 25.00% Section 1250 capital gain and 41.20% ($1.1496) return of capital for those shareholders who held shares of the Company for the entire year.

        The Company declared dividends aggregating $920,000, $585,000, $8.0 million, $11.0 million, $7.8 million, $6.1 million, $87,656 and $7.4 million, respectively, on its Series B, C, D, E, F, G, H and I preferred stock, respectively, for the year ended December 31, 2004. There are no dividend arrearages on any of the preferred shares currently outstanding.

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

        The Company intends to continue to declare quarterly distributions on its Common Stock. No assurance, however, can be given as to the amounts or timing of future distributions, as such distributions are subject to the Company's earnings, financial condition, capital requirements, debt covenants and such other factors as the Company's Board of Directors deems relevant. On February 15, 2005, the Company announced that, effective April 1, 2005, its Board of Directors approved an increase in the regular quarterly dividend on its Common Stock for 2005 to $0.7325 per share, representing $2.93 per share on an annualized basis.

Disclosure of Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders-stock options(1)	1,320,611	$17.99	913,675
Equity compensation plans approved by security holders-restricted stock awards(2)	411,061	N/A	N/A
Equity compensation plans approved by security holders-high performance units(3)	—	N/A	N/A
Equity compensation plans not approved by security holders	—	—	—

Total	1,731,672	$17.99	913,675

Explanatory Notes:

(1)
Stock Options—As more fully discussed in Note 10 to the Company's Consolidated Financial Statements, there were approximately 1.3 million stock options outstanding as of December 31, 2004. These 1.3 million options, together with their weighted-average exercise price, have been included in columns (a) and (b), above. The 913,675 figure in column (c) represents the aggregate amount of stock options or restricted stock awards that could be granted under compensation plans approved by the Company's security holders after giving effect to previously issued awards of stock options, shares of restricted stock and other performance awards (see Note 10 to the Company's Consolidated Financial Statements for a more detailed description of the Company's Long-Term Incentive Plan).

(2)
Restricted Stock—As of December 31, 2004, the Company has issued 1,206,397 shares of restricted stock. The restrictions on 411,061 of such shares primarily relate to the passage of time for vesting periods which have not lapsed, and are thus not included in the Company's outstanding share balance. These shares have been included in column (a), above.

(3)
High Performance Unit Program—In May 2002, the Company's shareholders approved the iStar Financial High Performance Unit Program. The Program is more fully described in the Company's proxy statement dated April 8, 2002 and in Note 10 to the Company's Consolidated Financial Statements. The program entitles the employee participants to receive distributions in the nature of common stock dividends if the total rate of return on the Company's Common Stock exceeds certain performance levels. The first, second and third tranches of the program were completed on December 31, 2002, 2003 and 2004, respectively. As a result of the Company's superior performance during the valuation period for all three tranches, the program participants are entitled to share in distributions equivalent to dividends payable on 819,254 shares, 987,149 shares and 1,031,875 shares of the Company's Common Stock, in the aggregate, as and when such dividends are paid by the Company for the 2002, 2003 and 2004 plan, respectively. Such dividend payments for the first tranche began with the first quarter 2003 dividend, for the second tranche began with the first quarter dividend 2004 and those for the third tranche will begin with the first quarter 2005 dividend and will reduce net income allocable to common stockholders when paid. No shares of the Company's Common Stock will be issued in connection with this program and thus no effect has been reflected in the above table.

Item 6. Selected Financial Data

        The following table sets forth selected financial data on a consolidated historical basis for the Company. This information should be read in conjunction with the discussions set forth in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain prior year amounts have been reclassified to conform to the 2004 presentation.

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data and ratios)
OPERATING DATA:
Interest income	$353,799	$304,391	$255,631	$254,119	$268,011
Operating lease income	286,389	232,043	210,033	155,980	148,144
Other income	54,236	36,677	27,993	30,921	17,902

Total revenue	694,424	573,111	493,657	441,020	434,057

Interest expense	231,027	192,296	184,932	169,585	173,143
Operating costs—corporate tenant lease assets	22,417	11,553	6,735	5,198	5,811
Depreciation and amortization	64,541	50,626	42,579	30,645	29,913
General and administrative	47,912	38,153	30,449	24,151	25,706
General and administrative—stock-based compensation	109,676	3,633	17,998	3,574	2,864
Provision for loan losses	9,000	7,500	8,250	7,000	6,500
Loss on early extinguishment of debt	13,091	—	12,166	1,620	705

Total costs and expenses	497,664	303,761	303,109	241,773	244,642

Income before equity in earnings from joint ventures and unconsolidated subsidiaries, minority interest and other items	196,760	269,350	190,548	199,247	189,415
Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries	2,909	(4,284)	1,222	7,361	4,796
Minority interest in consolidated entities	(716)	(249)	(162)	(218)	(195)
Cumulative effect of change in accounting principle(1)	—	—	—	(282)	—

Income from continuing operations	198,953	264,817	191,608	206,108	194,016
Income from discontinued operations	18,119	22,173	22,945	22,659	20,622
Gain from discontinued operations	43,375	5,167	717	1,145	2,948

Net income	$260,447	$292,157	$215,270	$229,912	$217,586
Preferred dividend requirements	(51,340)	(36,908)	(36,908)	(36,908)	(36,908)

Net income allocable to common shareholders and HPU holders(2)	$209,107	$255,249	$178,362	$193,004	$180,678

Basic earnings per common share(3)	$1.87	$2.52	$1.98	$2.24	$2.11

Diluted earnings per common share(3)(4)	$1.83	$2.43	$1.93	$2.19	$2.10

Dividends declared per common share(5)	$2.79	$2.65	$2.52	$2.45	$2.40

SUPPLEMENTAL DATA:
Adjusted diluted earnings allocable to common shareholders and HPU holders(6)(8)	$270,946	$341,777	$262,786	$254,095	$230,371
EBITDA(7)(8)	$561,849	$543,235	$448,673	$435,675	$425,991
Ratio of EBITDA to interest expense	2.41x	2.79x	2.42x	2.56x	2.45x
Ratio of EBITDA to combined fixed charges(9)	1.98x	2.34x	2.02x	2.10x	2.02x
Ratio of earnings to fixed charges(10)	1.84x	2.39x	2.05x	2.18x	2.11x
Ratio of earnings to fixed charges and preferred stock dividends(10)	1.51x	2.01x	1.71x	1.80x	1.74x
Weighted average common shares outstanding-basic	110,205	100,314	89,886	86,349	85,441
Weighted average common shares outstanding-diluted	112,464	104,101	92,649	88,234	86,151
Cash flows from:
Operating activities	$363,132	$338,262	$348,793	$293,260	$219,868
Investing activities	(532,395)	(974,354)	(1,149,070)	(349,525)	(193,805)
Financing activities	177,595	700,248	800,541	49,183	(37,719)

BALANCE SHEET DATA:
Loans and other lending investments, net	$3,946,189		$3,702,674		$3,050,342		$2,377,763		$2,227,083
Corporate tenant lease assets, net	2,877,042		2,535,885		2,291,805		1,781,565		1,592,087
Total assets	7,220,237		6,660,590		5,611,697		4,380,640		4,034,775
Debt obligations	4,605,674		4,113,732		3,461,590		2,495,369		2,131,967
Minority interest in consolidated entities	19,246		5,106		2,581		2,650		6,224
Shareholders' equity	2,455,242		2,415,228		2,025,300		1,787,778		1,787,885
SUPPLEMENTAL DATA:
Total debt to shareholders' equity	1.9	x	1.7	x	1.7	x	1.4	x	1.2	x

Explanatory Notes:

(1)
Represents one-time effect of adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001.

(2)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(3)
For the 12 months ended December 31, 2004, net income used to calculate earnings per basic and diluted common share excludes $3,314 and $3,265 of net income allocable to HPU holders, respectively. For the 12 months ended December 31, 2003, net income used to calculate earnings per basic and diluted common share excludes $2,066 and $1,994 of net income allocable to HPU holders, respectively.

(4)
For the 12 months ended December 31, 2004 and 2003, net income used to calculate earnings per diluted common share includes joint venture income of $3 and $167, respectively.

(5)
The Company generally declares common and preferred dividends in the month subsequent to the end of the quarter.

(6)
Adjusted earnings represents net income allocable to common shareholders and HPU holders computed in accordance with GAAP, before depreciation, amortization, gain from discontinued operations, extraordinary items and cumulative effect of change in accounting principle. For the year ended December 31, 2004, adjusted earnings includes a $106.9 million charge related to performance-based vesting of 100,000 restricted shares granted under the Company's long-term incentive plan to the Chief Financial Officer, the vesting of 2.0 million phantom shares on March 30, 2004 to the Chief Executive Officer, the one-time award of Common Stock with a value of $10.0 million to the Chief Executive Officer, the vesting of 155,000 restricted shares granted to several employees and the Company's share of taxes associated with these transactions. For the year ended December 31, 2002, adjusted earnings includes the $15.0 million charge related to the performance based vesting of restricted shares granted under the Company's long-term incentive plan. For years ended December 31, 2004, 2003, 2002, 2001 and 2000, adjusted diluted earnings includes approximately $9.6 million, $0, $4.0 million, $1.0 million and $317,000 of cash paid for prepayment penalties associated with early extinguishment of debt. (See reconciliation in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations").

(7)
EBITDA is calculated as net income plus the sum of interest expense and depreciation and amortization (which includes the interest expense and depreciation and amortization reclassed to income from discontinued operations).

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Net income	$260,447	$292,157	$215,270	$229,912	$217,586
Add: Interest expense(1)	232,919	194,999	185,362	170,121	173,891
Add: Depreciation and amortization(2)	68,483	56,079	48,041	35,642	34,514

EBITDA	$561,849	$543,235	$448,673	$435,675	$425,991

        Explanatory Notes:

  (1)
  For the years ended December 31, 2004, 2003, 2002, 2001 and 2000, interest expense includes $1,892, $2,703, $430, $536 and $748 of interest expense reclassed to discontinued operations.

  (2)
  For the years ended December 31, 2004, 2003, 2002, 2001 and 2000, depreciation and amortization includes $3,942, $5,453, $5,462, $4,997 and $4,601 of depreciation and amortization reclassed to discontinued operations.

(8)
Each of adjusted earnings and EBITDA should be examined in conjunction with net income as shown in the Consolidated Statements of Operations. Neither adjusted earnings nor EBITDA should be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is either measure indicative of funds available to fund the Company's cash needs or available for distribution to shareholders. Rather, adjusted earnings and EBITDA are additional measures the Company uses to analyze how its business is performing. Its should be noted that the Company's manner of calculating adjusted earnings and EBITDA may differ from the calculations of similarly-titled measures by other companies.

(9)
Combined fixed charges are comprised of interest expense (including amortization of original issue discount) and preferred stock dividend requirements.

(10)
For the purposes of calculating the ratio of earnings to fixed charges, "earnings" consist of income from continuing operations before adjustment for minority interest in consolidated subsidiaries, or income or loss from equity investees, income taxes and cumulative effect of change in accounting principle plus "fixed charges" and certain other adjustments. "Fixed charges" consist of interest incurred on all indebtedness related to continuing and discontinued operations (including amortization of original issue discount) and the implied interest component of the Company's rent obligations in the years presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The Company is in the business of providing custom-tailored financing solutions to high-end private and corporate owners of real estate. Depending upon market conditions and the Company's views about the economy generally and real estate markets specifically, the Company will adjust its investment focus from time to time and emphasize certain products, industries and geographic markets over others.

        The Company began its business in 1993 through private investment funds formed to take advantage of the underserved segments of the commercial real estate financing markets and what it felt were a lack of well-capitalized lenders capable of servicing the needs of customers in its markets. In March 1998, these private investment funds contributed their approximately $1.1 billion of assets to the Company's predecessor in exchange for a controlling interest in that public company. In November 1999, the Company acquired its leasing subsidiary, TriNet Corporate Realty Trust, Inc. ("TriNet" or the "Leasing Subsidiary"), which was then the largest publicly-traded company specializing in corporate sale/leaseback financing for office and industrial facilities (the "TriNet Acquisition"). Concurrent with the TriNet Acquisition, the Company also acquired its former external advisor in exchange for shares of its Common Stock and converted its organizational form to a Maryland corporation. The Company's Common Stock began trading on the New York Stock Exchange under the symbol "SFI" in November 1999.

        The Company has experienced significant growth since becoming a public company in 1998, having made a number of strategic acquisitions to complement its organic growth and extending its business franchise. Transaction volume for the fiscal year ended December 31, 2004 was $2.8 billion, compared to $2.2 billion in 2003 and $1.7 billion in 2002. The Company completed 53 financing commitments in 2004, compared to 60 in 2003 and 41 in 2002. Repeat customer business has become a key source of transaction volume for the Company, accounting for approximately 55% of the Company's cumulative volume through the end of 2004. Based upon feedback from its customers, the Company believes that greater recognition of the Company and its reputation for completing highly structured transactions in an efficient manner, have contributed to increases in its transaction volume. The benefits of higher investment volumes were mitigated to an extent by the extremely low interest rate environment in 2002, 2003 and 2004. Low interest rates benefit the Company in that its borrowing costs decrease, but similarly, earnings on its variable-rate lending investments also decrease.

        During the difficult economic and real estate market conditions of 2002 and 2003, the Company focused its investment activity on lower risk investments such as first mortgages and CTL transactions that met its risk adjusted return standards. The Company has experienced minimal losses on its lending investments. In 2003, the Company also focused on re-leasing space at its CTL facilities under longer-term leases in an effort to reduce the impact of lease expirations on the Company's earnings. As of December 31, 2004, the weighted average lease term on the Company's CTL portfolio was 11.2 years and the portfolio was 95% leased.

        The Company has continued to broaden its sources of capital and was particularly active in the capital markets over the past two years. The Company's strong performance and the low interest rate environment enabled the Company to issue preferred equity and debt securities on attractive pricing terms. The Company used the proceeds from the issuances to repay secured indebtedness, to refinance higher cost capital and to fund additional investments. In 2004, the Company continued to make progress on migrating its debt obligations from secured debt towards unsecured debt. While the Company considers it prudent to have a broad array of sources of capital, including secured financing arrangements, the Company will continue to seek to reduce its use of secured debt and increase its use of unsecured debt. As a result of its shift to unsecured debt and its strong credit and operating history, in October of 2004 the Company's senior unsecured debt rating was upgraded to investment grade by Standard & Poors ("S&P") and Moody's Investors Service ("Moody's"). As an investment grade issuer, the Company believes that it will have greater access to the unsecured debt markets and a reduced cost of debt capital.

        Beginning in 2003, and throughout 2004, the commercial real estate industry attracted large amounts of investment capital. The Company intends to maintain its disciplined approach to underwriting its investments and will adjust its focus away from markets and products where the Company believes that the available pricing terms do not fairly reflect the risks of the investments. As a result of increased investment activity in both the public and private commercial real estate markets, many of the Company's borrowers were able to prepay loans with proceeds from initial public offerings, asset sales or refinancings. As a consequence, the Company experienced a higher level of prepayments in 2004 than in previous years. If interest rates remain low in 2005, the Company expects to see continued levels of high prepayments. The Company's loans generally have some form of call protection, so many of the prepayments generated significant prepayment penalties. Increased prepayment penalties will result in higher current "Other income" on the Company's Consolidated Statements of Operations, which will be offset by reduced "Interest income" on the Company's Consolidated Statement of Operations. In 2004, the Company took advantage of the strong real estate sales market by selectively selling certain non-core CTL assets. Sales of assets will result in a reduction in "Operating lease income" on the Company's Consolidated Statements of Operations and will also result in "Gains from discontinued operations" on the Company's Consolidated Statements of Operations.

        The Company continues to see strong capital inflows into the real estate sector as interest rates remain at historical low levels and as most markets continue to show improved underlying fundamentals. This increased capital has resulted in a highly competitive real estate financing environment with reduced financing spreads. Despite this trend, the Company will continue to maintain its disciplined investment strategy and deploy its capital to those opportunities that demonstrate the most attractive returns. The Company's lower cost of funds, due to its senior unsecured debt rating upgrade to investment grade by S&P and Moody's in October 2004, should enable the Company to increase the velocity of its originations by making attractive investments that the Company was previously unable to compete effectively for due to its higher cost of capital. In response to these market trends and as part of the continued expansion of its existing real estate, corporate credit and capital markets capabilities, the Company is investing in several new acquisitions and strategic business relationships which should enable it to offer new financing products and to bring its custom-tailored financing approach to several new markets. (See Note 17—Subsequent Events to the Company's Consolidated Financial Statements.)

Results of Operations

        The Company's earnings for the 12 months ended December 31, 2004, reflect the following charges from the first quarter of 2004:

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

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        Interest income—Interest income increased by $49.4 million to $353.8 million for the 12 months ended December 31, 2004 from $304.4 million for the same period in 2003. This increase was primarily due to $106.4 million of interest income on new originations or additional fundings, offset by a $56.1 million decrease from the repayment of loans and other lending investments. This increase was also due to an increase in interest income on the Company's variable-rate lending investments as a result of higher average one-month LIBOR rates of 1.50% in 2004, compared to 1.21% in 2003.

        Operating lease income—Operating lease income increased by $54.4 million to $286.4 million for the 12 months ended December 31, 2004 from $232.0 million for the same period in 2003. Of this increase, $63.7 million was attributable to new CTL investments and the consolidation of Sunnyvale in March 2004 and ACRE Simon in November 2004. This increase was partially offset by $9.2 million of lower operating lease income due to vacancies and lower rental rates on certain CTL assets.

        Other income—Other income generally consists of prepayment penalties and realized gains from the early repayment of loans and other lending investments, financial advisory and asset management fees, lease termination fees, mortgage servicing fees, loan participation payments and dividends on certain investments. During the 12 months ended December 31, 2004, other income included realized gains on sale of lending investments of $8.3 million, income from loan repayments and prepayment penalties of $37.2 million, lease termination, asset management, mortgage servicing and other fees of approximately $6.3 million and other miscellaneous income such as dividend payments of $2.4 million.

        During the 12 months ended December 31, 2003, other income included realized gains on sale of lending investments of $16.3 million, income from loan repayments and prepayment penalties of $17.3 million, asset management, mortgage servicing and other fees of approximately $2.6 million and other miscellaneous income such as dividend payments of $489,000.

        Interest expense—For the 12 months ended December 31, 2004, interest expense increased by $38.7 million to $231.0 million from $192.3 million for the same period in 2003. This increase was primarily due to higher average borrowings on the Company's unsecured debt obligations. This increase was also due to higher average one-month LIBOR rates, which averaged 1.50% in 2004 compared to 1.21% in 2003, on the unhedged portion of the Company's variable-rate debt and by a $3.0 million increase in amortization of deferred financing costs on the Company's debt obligations in 2004 compared to the same period in 2003.

        Operating costs—corporate tenant lease assets—For the 12 months ended December 31, 2004, operating costs increased by approximately $10.8 million to $22.4 million from $11.6 million for the same period in 2003. This increase is primarily related to new CTL investments and higher unrecoverable operating costs due to vacancies on certain CTL assets.

        Depreciation and amortization—Depreciation and amortization increased by $13.9 million to $64.5 million for the 12 months ended December 31, 2004 from $50.6 million for the same period in 2003. This increase is primarily due to depreciation on new CTL investments.

        General and administrative—For the 12 months ended December 31, 2004, general and administrative expenses increased by $9.7 million to $47.9 million, compared to $38.2 million for the same period in 2003. This increase is primarily due to an increase in payroll related and other costs resulting from employee growth and the consolidation of iStar Operating.

        General and administrative—stock-based compensation—General and administrative—stock-based compensation increased by $106.1 million to $109.7 million for the 12 months ended December 31, 2004 compared to $3.6 million for the same period in 2003. In the first quarter 2004, the Company recognized a charge of approximately $106.9 million composed of $4.1 million for the performance-based vesting of 100,000 restricted shares granted under the Company's long-term incentive plan to the Chief Financial

Officer, $86.0 million for the vesting of 2.0 million phantom shares on March 30, 2004 granted to the Chief Executive Officer, $10.1 million for the one-time award of Common Stock to the Chief Executive Officer and $6.7 million for the vesting of 155,000 restricted shares granted to several employees.

        Provision for loan losses—The Company's charge for provision for loan losses increased to $9.0 million for the 12 months ended December 31, 2004 compared to $7.5 million in the same period in 2003. As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, the Company has experienced minimal actual losses on its loan investments to date. The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company's assessment of general market conditions, the Company's internal risk management policies and credit risk rating system, industry loss experience, the Company's assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

        Loss on early extinguishment of debt—During the 12 months ended December 31, 2004, the Company incurred $755,000 of losses on early extinguishment of debt associated with the amortization of deferred financing costs related to the early repayment of the Company's $48.0 million term loan which had an original maturity of July 2008. The Company also incurred a loss of $251,000 associated the amortization of deferred financing costs related to the early termination of the Company's $300.0 million unsecured credit facility maturing July 2004. In addition, the Company had $11.5 million of losses on early extinguishment of debt associated with the prepayment penalties and amortization of deferred financing costs related to the redemption of $110.0 million of the Company's 8.75% Senior Notes due 2008. In addition, the Company incurred $428,000 of losses associated with the amortization of deferred financing costs related to the early repayment of the Company's $60.0 million term loan which had an original maturity of June 2004. The Company also incurred a loss of $287,000 associated with amortization of deferred financing costs related to the early repayment of the Company's $193.0 million term loan which had an original maturity of July 2004. The Company also incurred a gain of $87,000 associated with the write off of the premium related to the early repayment of the Company's $9.8 million term loan which had an original maturity of June 2005. All of these activities related to the Company's strategies of migrating its borrowings toward more unsecured debt and taking advantage of lower cost refinancing opportunities.

        During the 12 months ended December 31, 2003, the Company had no losses on early extinguishment of debt.

        Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries—For the 12 months ended December 31, 2004, equity in earnings (loss) from joint ventures and unconsolidated subsidiaries increased by $7.2 million to $2.9 million from $(4.3) million for the same period in 2003. This increase is primarily due to certain lease terminations in 2003 and the conveyance by one of the Company's CTL joint ventures of its interest in two buildings and the related property to the mortgage lender in exchange for satisfaction of its obligations of the related loan in the first quarter of 2004. In addition, the increase is due to the consolidation of iStar Operating and is partially offset by vacancies, the sale of one of the Company's CTL joint venture interests in five buildings in September 2004, the consolidation of Sunnyvale in March 2004 and the consolidation of ACRE Simon in November 2004 (see Note 6 to the Company's Consolidated Financial Statements).

        Income from discontinued operations—For the 12 months ended December 31, 2004 and 2003, operating income earned by the Company on CTL assets sold (prior to their sale) and assets held for sale of approximately $18.1 million and $22.2 million, respectively, is classified as "discontinued operations," even though such income was recognized by the Company prior to the asset dispositions or classification as "Assets held for sale" on the Company's Consolidated Balance Sheets.

        Gain from discontinued operations—During 2004, the Company disposed of 22 CTL assets for net proceeds of $279.6 million, and recognized a gain of approximately $43.4 million.

        During 2003, the Company disposed of nine CTL assets for net proceeds of $47.6 million, and recognized a gain of approximately $5.2 million.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Interest income—Interest income increased by $48.8 million to $304.4 million for the 12 months ended December 31, 2003 from $255.6 million for the same period in 2002. This increase was primarily due to $102.3 million of interest income on new originations or additional fundings, offset by a $51.2 million decrease from the repayment of loans and other lending investments. This increase was partially offset by a decrease in interest income on the Company's variable-rate lending investments as the result of lower average one-month LIBOR rates of 1.21% in 2003, compared to 1.77% in 2002.

        Operating lease income—Operating lease income increased by $22.0 million to $232.0 million for the 12 months ended December 31, 2003 from $210.0 million for the same period in 2002. Of this increase, $33.8 million was attributable to new CTL investments. This increase was partially offset by $7.0 million of lower operating lease income due to vacancies on certain CTL assets.

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

        During the 12 months ended December 30, 2002, other income included prepayment penalties and realized gains on sale of lending investments of $12.6 million, asset management, mortgage servicing fees and other fees of approximately $9.0 million, lease termination fees of $2.9 million, loan participation payments of $3.3 million and other miscellaneous income such as dividend payments and insurance claims of $994,000.

        Interest expense—For the 12 months ended December 31, 2003, interest expense increased by $7.4 million to $192.3 million from $184.9 million for the same period in 2002. This increase was primarily due to the higher average borrowings on the Company's debt obligations, term loans and secured notes. This increase was partially offset by lower average one-month LIBOR rates, which averaged 1.21% in 2003 compared to 1.77% in 2002 on the unhedged portion of the Company's variable-rate debt and by a $4.5 million decrease in amortization of deferred financing costs on the Company's debt obligations in 2003 compared to the same period in 2002.

        Operating costs—corporate tenant lease assets—For the 12 months ended December 31, 2003, operating costs increased by approximately $4.9 million to $11.6 million from $6.7 million for the same period in 2002. This increase is primarily related to new CTL investments and higher unrecoverable operating costs due to vacancies on certain CTL assets.

        Depreciation and amortization—Depreciation and amortization increased by $8.0 million to $50.6 million for the 12 months ended December 31, 2003 from $42.6 million for the same period in 2002. This increase is primarily due to depreciation on new CTL investments.

        General and administrative—For the 12 months ended December 31, 2003, general and administrative expenses increased by $7.8 million to $38.2 million, compared to $30.4 million for the same period in 2002. This increase is primarily due to the consolidation of iStar Operating and the result of compensation expense recognized for dividends paid on the Chief Executive Officer's contingently vested phantom shares (See Note 10 to Company's Consolidated Financial Statements).

        General and administrative—stock-based compensation—General and administrative—stock-based compensation decreased by $14.4 million for the 12 months ended December 31, 2003 compared to the same period in 2002. In 2002, the Company recognized a charge of approximately $15.0 million related to the performance-based vesting of 500,000 restricted shares granted under the Company's long-term incentive plan and tied to overall shareholder performance (see Note 10 to the Company's Consolidated Financial Statements).

        Provision for loan losses—The Company's charge for provision for loan losses decreased to $7.5 million for the 12 months ended December 31, 2003 compared to $8.3 million for the same period in 2002. As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, the Company has experienced minimal actual losses on its loan investments to date. The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company's assessment of general market conditions, the Company's internal risk management policies and credit risk rating system, industry loss experience, the Company's assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

        Loss on early extinguishment of debt—During the 12 months ended December 31, 2003, the Company had no losses on early extinguishment of debt.

        During the 12 months ended December 31, 2002, the Company had $12.2 million of losses on early extinguishment of debt associated with the prepayment penalties and amortization of deferred financing fees related to the repayment of the STARs, Series 2000-1 bonds. This loss of $12.2 million represented approximately $8.2 million in unamortized deferred financing costs and approximately $4.0 million in prepayment penalties. In accordance with SFAS No.145 these costs were reclassified from "Extraordinary loss on early extinguishment of debt" into continuing operations for comparative purposes for financial statements for periods after January 1, 2003.

        Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries—During the 12 months ended December 31, 2003, equity in earnings (loss) from joint ventures and unconsolidated subsidiaries decreased by $5.5 million to $(4.3) million from $1.2 million for the same period in 2002. This decrease is primarily due to certain lease terminations in one of the Company's CTL joint venture investments (see Note 6 to the Company's Consolidated Financial Statements).

        Income from discontinued operations—For the 12 months ended December 31, 2003 and 2002, operating income earned by the Company on CTL assets sold (prior to their sale) and assets held for sale of approximately $22.2 million and $22.9 million, respectively, is classified as "discontinued operations," even though such income was recognized by the Company prior to the asset dispositions or classification as "Assets held for sale" on the Company's Consolidated Balance Sheets.

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

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands) (Unaudited)
Adjusted earnings:
Net income allocable to common shareholders and HPU holders	$209,107	$255,249	$178,362	$193,004	$180,678
Add: Joint venture income	166	593	991	965	937
Add: Depreciation	67,853	55,905	48,041	35,642	34,514
Add: Joint venture depreciation and amortization	3,544	7,417	4,433	4,044	3,662
Add: Amortization of deferred financing costs	33,651	27,180	31,676	21,303	13,528
Less: Gains from discontinued operations	(43,375)	(5,167)	(717)	(1,145)	(2,948)
Add: Cumulative effect of change in accounting principle(1)	—	—	—	282	—

Adjusted diluted earnings allocable to common shareholders and HPU holders(2)(3)(4)(5)	$270,946	$341,177	$262,786	$254,095	$230,371

Weighted average diluted common shares outstanding(6)	112,537	104,248	93,020	88,606	86,523

Explanatory Notes:

(1)
Represents one-time effect of adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001.

(2)
For the years ended December 31, 2004 and 2003, adjusted diluted earnings allocable to common shareholders and HPU holders includes $4,261 and $2,659 of adjusted earnings allocable to HPU holders, respectively.

(3)
For years ended December 31, 2004, 2003, 2002, 2001 and 2000, adjusted diluted earnings allocable to common shareholders includes approximately $9.6 million, $0, $4.0 million, $1.0 million and $317,000 of cash paid for prepayment penalties associated with early extinguishment of debt.

(4)
For the year ended December 31, 2004, adjusted diluted earnings allocable to common shareholders includes a $106.9 million charge related to performance-based vesting of 100,000 restricted shares granted under the Company's long-term incentive plan to the Chief Financial Officer, the vesting of 2.0 million phantom shares on March 30, 2004 granted to the Chief Executive Officer, the one-time award of Common Stock with a value of $10.0 million to the Chief Executive Officer, the vesting of 155,000 restricted shares granted to several employees and the Company's share of taxes associated with all transactions.

(5)
For the year ended December 31, 2002, adjusted diluted earnings allocable to common shareholders includes a $15.0 million charge related to performance-based vesting of restricted shares granted under the Company's long-term incentive plan.

(6)
In addition to the GAAP defined weighted average diluted shares outstanding these balances include an additional 73,000 shares, 147,000 shares, 371,000 shares, 372,000 shares and 372,000 shares for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively, relating to the additional dilution of joint venture shares.

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

        Loans and Other Lending Investments Credit Statistics—The table below summarizes the Company's loans and other lending investments that are more than 90-days past due in scheduled payments and details the provision for loan losses associated with the Company's lending investments for the 12 months ended December 31, 2004 and 2003 (in thousands):

	As of December 31,
	2004		2003
	$	%	$	%
Carrying value of loans past due 90 days or more/
As a percentage of total assets	$27,526	0.38%	$27,480	0.41%
As a percentage of total loans		0.69%		0.74%
Provision for loan losses/
As a percentage of total assets	42,436	0.59%	33,436	0.50%
As a percentage of total loans		1.06%		0.89%
Net charge-offs/
As a percentage of total assets	—	0.00%	3,314	0.05%
As a percentagle of total loans		0.00%		0.09%

        Non-Performing Loans—Non-performing loans includes all loans on non-accrual status and repossessed real estate collateral. The Company transfers loans to non-accrual status at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) the net realizable value of the loan's underlying collateral approximates the Company's carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. As of December 31, 2004, the Company's non-performing loans included two non-accrual loans with an aggregate carrying value of $27.5 million, or 0.38% of total assets, compared to 0.41% at December 31, 2003, and no repossessed real estate collateral. Management believes there is adequate collateral to support the book values of the assets.

        Watch List Assets—The Company conducts a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." As of December 31, 2004, the Company had two assets on its credit watch list, excluding those assets included in non-performing loans above, with an aggregate carrying value of $64.1 million, or 0.89% of total assets.

Liquidity and Capital Resources

        The Company requires significant capital to fund its investment activities and operating expenses. The Company has sufficient access to capital resources to fund its existing business plan, which includes the expansion of its real estate lending and corporate tenant leasing businesses. The Company's capital sources include cash flow from operations, borrowings under lines of credit, additional term borrowings, unsecured corporate debt financing, financings secured by the Company's assets, and the issuance of common, convertible and/or preferred equity securities. Further, the Company may acquire other businesses or assets using its capital stock, cash or a combination thereof.

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

        The following table outlines the contractual obligations related to the Company's long-term debt agreements and operating lease obligations as of December 31, 2004. There are no other long-term liabilities of the Company that would constitute a contractual obligation.

		Principal Payments Due By Period(1)
	Total	Less Than 1 Year	2–3 Years	4–5 Years	6–10 Years	After 10 Years
	(In thousands)
Long-Term Debt Obligations:
Unsecured notes	$2,125,000	$—	$250,000	$775,000	$1,000,000	$100,000
iStar Asset Receivables secured notes(2)	932,914	113,309	—	202,052	617,553	—
Unsecured revolving credit facilities	840,000	—	—	840,000	—	—
Secured term loans(3)	686,408	76,670	132,164	289,199	98,306	90,069
Secured revolving credit facilities	78,586	—	78,586	—	—	—

Total	4,662,908	189,979	460,750	2,106,251	1,715,859	190,069
Operating Lease Obligations:(4)	12,868	2,871	5,688	3,784	525	—

Total	$4,675,776	$192,850	$466,438	$2,110,035	$1,716,384	$190,069

Explanatory Notes:

(1)
Assumes exercise of extensions on the Company's long-term debt obligations to the extent such extensions are at the Company's option.

(2)
Based on expected proceeds from principal payments received on loan assets collateralizing such notes.

(3)
The Company also has a $6.6 million letter of credit outstanding as additional collateral for one of its secured term loans.

(4)
The Company also has a $1.0 million letter of credit outstanding as security for its primary corporate office lease.

        The Company's primary credit facility is an unsecured credit facility totaling $1,250.0 million which bears interest at LIBOR + 0.875% per annum and matures in April 2008. At December 31, 2004, the Company had $840.0 million drawn under this facility (see Note 7 to the Company's Consolidated Financial Statements). The Company also has four LIBOR-based secured revolving credit facilities with an aggregate maximum capacity of $1.8 billion, of which $78.6 million was drawn as of December 31, 2004. Availability under these facilities is based on collateral provided under a borrowing base calculation.

        The Company's debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include limitations on the Company's ability to incur indebtedness beyond specified levels and a requirement to maintain specified ratios of unsecured indebtedness compared to unencumbered assets.

        Significant non-financial covenants include a requirement in its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of December 31, 2004, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

        Unencumbered Assets/Unsecured Debt—The Company has made and will continue to make progress in migrating its balance sheet towards more unsecured debt, which generally results in a corresponding reduction of secured debt and an increase in unencumbered assets. The exact timing in which the Company will issue or borrow unsecured debt will be subject to market conditions. The following table shows the ratio of unencumbered assets to unsecured debt at December 31, 2004 and 2003 (in thousands):

	As of December 31,
	2004	2003
Total Unencumbered Assets	$4,687,044	$2,167,388
Total Unsecured Debt(1)	$2,965,000	$1,315,000
Unencumbered Assets/Unsecured Debt	158%	165%

Explanatory Note:

(1)
See Note 7 to the Company's Consolidated Financial Statements for a more detailed description of the Company's unsecured debt.

        Capital Markets Financings—The Company was an active issuer in the capital markets in the year ended December 31, 2004. The continued strength of the Company's operating performance and the low interest rate environment provided the Company with the opportunity to issue preferred equity and unsecured debt securities on attractive pricing terms. During the 12 months ended December 31, 2004, the Company issued $850.0 million aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 4.875% to 5.700% and maturing between 2009 and 2014, and $200.0 million of variable-rate Senior Notes bearing interest at an annual rate of three-month LIBOR + 1.25% and maturing in 2007. The Company issued 8.3 million shares of preferred stock in two series with cumulative annual dividend rates of 7.50%.

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

        The Company primarily used the proceeds from the issuances of securities described above to repay secured indebtedness as it migrates its balance sheet towards more unsecured debt and to refinance higher yielding obligations. During the 12 months ended December 31, 2004, the Company redeemed approximately $110.0 million aggregate principal amount of its outstanding 8.75% Senior Notes due 2008 at a price of 108.75% of par. In connection with this redemption, the Company recognized a charge to income of $11.5 million included in "Loss on early extinguishment of debt" on the Company's Consolidated Statements of Operations. The Company also retired its 3.3 million shares of Series H Variable Rate Cumulative Redeemable Preferred Stock. In addition, the Company redeemed all of its 2.0 million shares of 9.375% Series B Cumulative Redeemable Preferred Stock and all of its 1.3 million shares of 9.200% Series C Cumulative Redeemable Preferred Stock. In connection with this redemption, the Company recognized a charge to net income allocable to common shareholders and HPU holders of approximately $9.0 million included in "Preferred dividend requirements" on the Company's Consolidated Statements of Operations.

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

        Unsecured/Secured Credit Facilities Activity—On July 20, 2004, one of the Company's $500.0 million secured facilities was amended to reduce the maximum amount available to $350.0 million, to extend the final maturity to August 2005 and to reduce the stated interest rate on first mortgage collateral to LIBOR + 1.50%.

        On April 19, 2004, the Company completed a new $850.0 million unsecured revolving credit facility with 19 banks and financial institutions. The new facility has a three-year initial term with a one-year extension at the Company's option. The facility bears interest, based upon the Company's current credit ratings, at a rate of LIBOR + 0.875% and a 17.5 basis point annual facility fee decreased from LIBOR + 1.00% and 25 basis points, respectively, due to an upgrade in the Company's senior unsecured debt rating to investment grade by S&P. On December 17, 2004, the commitment on this facility was increased to $1,250.0 million and the accordion feature was amended to increase the facility to $1.5 billion in the future if necessary. This new facility replaced a $300.0 million unsecured credit facility with a scheduled maturity of July 2004.

        On March 12, 2004, one of the Company's $700.0 million secured facilities was amended to reduce the maximum amount available to $250.0 million, to shorten the maturity to March 2005 and to reduce the stated interest rate on first mortgages and CTL assets to LIBOR + 1.50% and on subordinate and mezzanine lending investments to LIBOR + 2.05%

        On January 13, 2004, the Company closed $200.0 million of term financing that is secured by certain corporate bond investments and other lending securities. A number of these investments were previously financed under existing credit facilities. The new facility bears interest at LIBOR + 1.05% - 1.50% and has a final maturity date of January 2006.

        On January 27, 2003, the Company extended the maturity on one of its $700.0 million secured facilities to January 2007, which includes a one-year "term-out" at the Company's option.

        On September 30, 2002, the Company closed a $500.0 million secured revolving credit facility with a leading financial institution. The facility had a three-year term and bears interest at LIBOR + 1.50% to 2.25%, depending upon the collateral contributed to the borrowing base. The facility accepts a broad range of structured finance and CTL assets and has a final maturity of September 2005. On November 4, 2003, this facility was amended to include subordinate and mezzanine lending investments as collateral at stated interest rates of LIBOR + 2.15% - 2.25%

        Other Financing Activity—During the 12 months ended December 31, 2004, the Company purchased the remaining interest in the ACRE Simon joint venture from the former ACRE Simon external member for $40.1 million. Upon purchase of the interest, the ACRE Simon joint venture became fully consolidated for accounting purposes and approximately $31.8 million of secured term debt is reflected on the Company's Consolidated Balance Sheets. The term loans bear interest at rates of 7.61% to 8.73% and mature between 2005 and 2011. In addition, the Company repaid a total of $314.6 million in term loan financing, $9.8 million of which was part of the ACRE Simon acquisition.

        During the 12 months ended December 31, 2003, the Company closed an aggregate of $233.0 million in secured term debt bearing interest at rates ranging from LIBOR + 0.60% - 2.125% and maturing between 2003 to 2008. In addition, the Company repaid $125.0 million of term loan financing, $50.0 million of which had been closed during the same year.

        In addition, during the 12 months ended December 31, 2003, a wholly-owned subsidiary of the Company issued iStar Asset Receivables ("STARs"), Series 2003-1, the Company's proprietary match funding program, consisting of $645.8 million of investment-grade bonds secured by the subsidiary's structured finance and CTL assets, which had an aggregate outstanding carrying value of approximately

$738.1 million at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The weighted average interest rate on the bonds, on an all-floating rate basis, was approximately LIBOR + 0.47% at inception. For accounting purposes, this transaction was treated as a secured financing: the underlying assets and STARs liabilities remained on the Company's Consolidated Balance Sheets, and no gain on sale was recognized.

        During the 12 months ended December 31, 2002, the Company purchased the remaining interest in the Milpitas joint venture from the Milpitas external member for $27.9 million. Upon purchase of the interest, the Milpitas joint venture became fully consolidated for accounting purposes and approximately $79.1 million of secured term debt is reflected on the Company's Consolidated Balance Sheets. This term loan bears interest at 6.55% and matures in 2005. In addition, the Company closed a $61.5 million term loan financing with a leading institution to fund a portion of an $82.1 million CTL investment. The non-recourse loan is fixed rate and bears interest at 6.412%, matures in 2013 and amortizes over a 30-year schedule.

        In addition, during the 12 months ended December 31, 2002, the Company repaid the then remaining $446.2 million of bonds outstanding under its STARs, Series 2000-1 financing. Simultaneously, a wholly-owned subsidiary of the Company issued STARs, Series 2002-1, consisting of $885.1 million of investment-grade bonds secured by the subsidiary's structured finance and CTL assets, which had an aggregate outstanding carrying value of approximately $1.1 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The weighted average interest rate on the bonds, on an all-floating rate basis, was approximately LIBOR + 0.56% at inception. For accounting purposes, this transaction was treated as a secured financing: the underlying assets and STARs liabilities remained on the Company's Consolidated Balance Sheets, and no gain on sale was recognized.

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

        The primary risks from the Company's use of derivative instruments are the risks that a counterparty to a hedging arrangement could default on its obligation and the risk that the Company may have to pay certain costs, such as transaction fees or breakage costs, if a hedging arrangement is terminated by the Company. As a matter of policy, the Company enters into hedging arrangements with counterparties that are large, creditworthy financial institutions typically rated at least "A" by S&P and "A2" by Moody's. The

Company's hedging strategy is approved and monitored by the Company's Audit Committee on behalf of its Board of Directors and may be changed by the Board of Directors without shareholder approval.

        The Company has entered into the following cash flow and fair value hedges that are outstanding as of December 31, 2004. All hedges are currently effective and no ineffectiveness exists. The net value (liability) associated with these hedges is reflected on the Company's Consolidated Balance Sheets (in thousands).

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date	Maturity Date	Estimated Value at December 31, 2004
Pay-Fixed Swap	$125,000	2.885%	1/23/03	6/25/06	$544
Pay-Fixed Swap	125,000	2.838%	2/11/03	6/25/06	632
Pay-Fixed Swap	67,000	4.659%	12/09/04	3/31/15	217
Pay-Fixed Swap	67,000	4.659%	12/09/04	3/31/15	217
Pay-Fixed Swap	66,000	4.660%	12/09/04	3/31/15	208
Pay-Floating Swap	200,000	4.381%	12/17/03	12/15/10	(55)
Pay-Floating Swap	105,000	3.678%	1/15/04	1/15/09	(1,339)
Pay-Floating Swap	100,000	4.345%	12/17/03	12/15/10	(219)
Pay-Floating Swap	100,000	3.878%	11/27/02	8/15/08	1,030
Pay-Floating Swap	100,000	3.713%	1/15/04	1/15/09	(1,128)
Pay-Floating Swap	100,000	3.686%	1/15/04	1/15/09	(1,239)
Pay-Floating Swap	50,000	3.810%	11/27/02	8/15/08	389
Pay-Floating Swap	50,000	4.290%	12/17/03	12/15/10	(256)
Pay-Floating Swap	45,000	3.684%	1/15/04	1/15/09	(562)
LIBOR Cap	345,000	8.000%	5/22/02	5/28/14	4,465
LIBOR Cap	135,000	6.000%	9/29/03	10/15/06	19

Total Estimated Value					$2,923

        Between January 1, 2003 and December 31, 2004, the Company also had outstanding the following cash flow hedges that have expired or been settled (in thousands):

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date	Maturity Date
Pay-Fixed Swap	$235,000	1.135%	3/11/04	9/15/04
Pay-Fixed Swap	200,000	1.144%	3/11/04	9/15/04
Pay-Fixed Swap	200,000	1.144%	3/11/04	9/15/04
Pay-Fixed Swap	125,000	7.058%	6/15/00	6/25/03
Pay-Fixed Swap	125,000	7.055%	6/15/00	6/25/03
Pay-Fixed Swap	100,000	4.139%	9/29/03	1/2/11
Pay-Fixed Swap	100,000	4.643%	9/29/03	1/2/14
Pay-Fixed Swap	100,000	4.484%	1/16/04	5/1/14
Pay-Fixed Swap	75,000	5.580%	11/4/99(1)	12/1/04
Pay-Fixed Swap	50,000	4.502%	1/16/04	5/1/14
Pay-Fixed Swap	50,000	4.500%	1/16/04	5/1/14
LIBOR Cap	75,000	7.750%	11/4/99(1)	12/1/04
LIBOR Cap	35,000	7.750%	11/4/99(1)	12/1/04

Explanatory Note:

(1)
Acquired in connection with the TriNet Acquisition (see Note 1).

        On December 9, 2004, the Company entered into three forward starting swaps all with ten-year terms and rates of 4.659%, 4.659% and 4.660% and notional amounts of $67.0 million, $67.0 million and $66.0 million, respectively, and are being used to lock-in swap rates related to a portion of planned future corporate unsecured fixed-rate bond issuances. These three swaps were settled on March 1, 2005 in connection with the Company's issuance of $700.0 million of seven-year Senior Notes (see Note 17 to the Company's Consolidated Financial Statements).

        On March 11, 2004, the Company entered into three pay-fixed interest rate swaps all with six-month terms, rates of 1.135%, 1.144% and 1.144% and notional amounts of $235.0 million, $200.0 million and $200.0 million, respectively. These three swaps matured on September 15, 2004.

        On January 16, 2004, the Company entered into three forward starting swaps all with ten-year terms and rates of 4.484%, 4.502% and 4.500% and notional amounts of $100.0 million, $50.0 million and $50.0 million, respectively, and were used to lock-in swap rates related to a portion of planned future corporate unsecured fixed-rate bond issuances. These three swaps were settled in connection with the Company's issuance of $250.0 million of ten-year Senior Notes in March 2004.

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

        During 2003, the Company entered into two 90-day forward starting swaps each having a $100.0 million notional amount. These pay-fixed swaps which were effective in September 2003, had rates of 4.139% and 4.643%, had seven-year and ten-year terms, respectively, and were used to lock-in swap rates related to a portion of planned future corporate unsecured fixed-rate bond issuances. These two swaps were settled in connection with the Company's issuance of $350.0 million of seven-year Senior Notes and $150.0 million of ten-year Senior Notes. In addition, effective in September 2003, the Company entered into a $135.0 million cap with a rate of 6.00% to hedge the Company's current outstanding floating-rate debt. This cap has a three-year term. Further, the Company entered into two $125.0 million forward starting swaps in the first quarter 2003 that became effective in June 2003. These forward starting swaps replaced the two $125.0 million pay-fixed swaps that expired in June 2003. The two new pay-fixed swaps have a three-year term and expire on June 25, 2006.

        In addition, in connection with a portion of the Company's fixed-rate corporate bonds, the Company entered into three pay-floating interest rate swaps in December 2003 struck at 4.381%, 4.345% and 4.29% with notional amounts of $200.0 million, $100.0 million and $50.0 million, respectively, and maturing on December 15, 2010 and also entered into two pay-floating interest rate swaps in November 2002 struck at 3.8775% and 3.81% with notional amounts of $100.0 million and $50.0 million, respectively, and maturing on August 15, 2008. The Company pays six-month LIBOR on the swaps entered into in December 2003 and one-month LIBOR on the swaps entered into in November 2002 and receives the stated fixed rate in return. These swaps mitigate the risk of changes in the fair value of $350.0 million of seven-year Senior Notes and $150.0 million of ten-year Senior Notes attributable to changes in LIBOR. For accounting purposes, the difference between the fixed rate received and the LIBOR rate paid on the notional amount of the swap is recorded as "Interest expense" on the Company's Consolidated Statements of Operations.

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

        Off-Balance Sheet Transactions—The Company is not dependent on the use of any off-balance sheet financing arrangements for liquidity. As of December 31, 2004, the Company did not have any CTL joint ventures accounted for under the equity method, which had third-party debt.

        The Company's STARs securitizations are all on-balance sheet financings.

        The Company has certain discretionary and non-discretionary unfunded commitments related to its loans and other lending investments that it may need to, or choose to, fund in the future. Discretionary commitments are those under which the Company has sole discretion with respect to future funding. Non-discretionary commitments are those that the Company is generally obligated to fund at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of December 31, 2004, the Company had 25 loans with unfunded commitments totaling $678.9 million, of which $202.5 million was discretionary and $476.4 million was non-discretionary. In addition, the Company has $32.8 million of non-discretionary unfunded commitments related to two existing customers. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Currently, the Company has committed $18.1 million in pre-approved capital improvement projects and $14.7 million in new construction costs. Further, the Company had one equity investment with unfunded non-discretionary commitments of $5.0 million.

        Ratings Triggers—The $1,250.0 million unsecured revolving credit facility that the Company has in place at December 31, 2004, bears interest at LIBOR + 0.875% per annum based on the Company's senior unsecured credit ratings of BBB- from S&P, Baa3 from Moody's and BBB- from Fitch Ratings. This rate was reduced from LIBOR + 1.00% due to the Company achieving an investment grade senior unsecured debt rating from S&P in October 2004. There are no other ratings triggers in any of the Company's debt instruments or other operating or financial agreements at December 31, 2004.

        On October 6, 2004, Moody's upgraded the Company's senior unsecured debt ratings to Baa3, with a stable outlook, up from Ba1. The upgraded rating reflects the shift towards unsecured debt and the resulting increase in unencumbered assets, the continued profitable growth in iStar's business franchise, the strong quality of both the structured finance and CTL business and the active management of those businesses.

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

        Transactions with Related Parties—The Company has an investment in iStar Operating Inc. ("iStar Operating"), a taxable subsidiary that, through a wholly-owned subsidiary, services the Company's loans and certain loan portfolios owned by third parties. The Company owns all of the non-voting preferred stock and a 95.00% economic interest in iStar Operating. The common shareholder, an entity controlled by a former director of the Company, is the owner of all the voting common stock and a 5.00% economic interest in iStar Operating. As of December 31, 2004, there have never been any distributions to the common shareholder, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of iStar Operating at fair market value, which the Company believes to be nominal.

        iStar Operating has elected to be treated as a taxable REIT subsidiary for purposes of maintaining compliance with the REIT provisions of the Code. Prior to July 1, 2003 it was accounted for under the equity method for financial statement reporting purposes and was presented in "Investments in and advances to joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Balance Sheets. As of July 1, 2003, the Company consolidates this entity as a VIE (see Note 3 to the Company's Consolidated Financial Statements) with no material impact. Prior to its consolidation, the Company charged an allocated portion of its general overhead expenses to iStar Operating based on the number of employees at iStar Operating as a percentage of the Company's total employees. These general overhead expenses were in addition to the direct general and administrative costs of iStar Operating. As of December 31, 2004, iStar Operating had no debt obligations.

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

        As more fully described in Note 10 to the Company's Consolidated Financial Statements certain affiliates of Starwood Opportunity Fund IV, L.P. and the Company's Executive Officer have reimbursed the Company for the value of restricted shares awarded to the Company's former President in excess of 350,000 shares.

        DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the 12 months ended December 31, 2004 and 2003, the Company issued a total of approximately 427,000 and 2.6 million shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the 12 months ended December 31, 2004 and 2003 were approximately $17.6 million and $89.1 million, respectively. There are approximately 3.1 million shares available for issuance under the plan as of December 31, 2004.

        Stock Repurchase Program—The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of December 31, 2004, the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. The Company has not repurchased any shares under the stock repurchase program since November 2000.

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

        Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. During 2004, management reviewed and evaluated its critical accounting policies and believes them to be appropriate. The Company's accounting policies are described in Note 3 to the Company's Consolidated Financial Statements. Management believes the more significant of these to be as follows:

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

        Risk Management and Financial Instrument—The Company has historically utilized derivative financial instruments only as a means to help to manage its interest rate risk exposure on a portion of its variable-rate debt obligations (i.e., as cash flow hedges). Some of the instruments utilized are pay-fixed swaps or LIBOR-based interest rate caps which are widely used in the industry and typically with major financial institutions. The Company's accounting policies generally reflect these instruments at their fair value with unrealized changes in fair value reflected in "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets. Realized effects on the Company's cash flows are generally recognized currently in income.

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

        During 2002 the Company entered into a three-year employment agreement with its Chief Financial Officer. In addition, during 2004 the Company entered into a three-year employment agreement with its President. See Note 10 to the Company's Consolidated Financial Statements for a more detailed description of these employment agreements.

        On April 29, 2002, the 500,000 unvested restricted shares awarded to the former President became contingently vested as the total shareholder return exceeded 60.00% and became fully vested on September 30, 2002 as all employment contingencies were met. The Company incurred a charge of approximately $15.0 million related to these vested shares, recognized ratably over the service period from the date of contingent vesting through September 30, 2002.

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

New Accounting Standards

        In December 2004, the FASB released Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R"), "Share-Based Payment." This standard requires issuers to measure the cost of equity-based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (typically the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will initially measure the cost of liability based service awards based on their current fair value. The fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Companies can comply with FASB No. 123R using one of three transition methods: (1) the modified prospective method; (2) a variation of the modified prospective method; or (3) the modified retrospective method. The provisions of this statement are effective for interim and annual periods beginning after June 15, 2005, however, in the third quarter 2002, in anticipation of this new literature, the Company adopted the second transition method (with retroactive application of fair-value accounting to the beginning of the calendar year), which did not have a significant financial impact on the Company's Consolidated Financial Statements.

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

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments; (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The FASB recently issued FASB Staff Position ("FSP") 150-3, which defers the provisions of paragraphs 9 and 10 of SFAS No. 150 indefinitely as they apply to mandatorily redeemable noncontrolling interests associated with finite-lived entities. The Company adopted the provisions of this statement, as required, on July 1, 2003, and it did not have a significant financial impact on the Company's Consolidated Financial Statements.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an interpretation of ARB 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE"), and how to determine when and which business enterprise should consolidate a VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements took effect immediately and were required for all financial statements initially issued or modified after January 31, 2003. Immediate consolidation is required for VIEs entered into or modified after February 1, 2003 in which the Company is deemed the primary beneficiary. For VIEs in which the Company entered into prior to February 1, 2003 FIN 46 was deferred to the quarter ended March 31, 2004. In December 2003, the FASB issued a revised FIN 46 that modifies and clarifies various aspects of the original Interpretation. FIN 46 applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interest. The adoption of the additional consolidation provisions of FIN 46 did not have a material impact on the Company's Consolidated Financial Statements.

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

Interest Rate Risks

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

        Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which swaps are based is not exchanged. The Company's swaps are either "pay fixed" swaps involving the exchange of variable-rate interest payments from the counterparty for fixed interest payments from the Company or "pay floating" swaps involving the exchange of fixed-rate interest payments from the counterparty for variable-rate interest payments from the Company, which mitigates the risk of changes in fair value of the Company's fixed-rate debt obligations.

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

        The following table quantifies the potential changes in net investment income and net fair value of financial instruments should interest rates increase or decrease 50, 100 or 200 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). Net investment income is calculated as revenue from loans and other lending investments and operating leases (as of December 31, 2004), less related interest expense and operating costs on CTL assets, for the year ended December 31, 2004. Net fair value of financial instruments is calculated as the sum of the value of derivative instruments and the present value of cash in-flows generated from interest-earning assets, less cash out-flows in respect to interest-bearing liabilities as of December 31, 2004. The cash flows associated with the Company's assets are calculated based on management's best estimate of expected payments for each loan based on loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty, term and collateral type. Most of the Company's loans are protected from prepayment as a result of prepayment penalties, yield maintenance fees or contractual terms which prohibit prepayments during specified periods. However, for those loans where prepayments are not currently precluded by contract, declines in interest rates may increase prepayment speeds. The base interest rate scenario assumes the one-month LIBOR rate of 2.40% as of December 31, 2004. Actual results could differ significantly from those estimated in the table.

        Net fair value of financial instruments in the table below does not include CTL assets (approximately 40% of the Company's total assets) and certain forms of corporate finance investments but includes debt associated with the financing of these CTL assets. Therefore, the table below is not a meaningful representation of the estimated percentage change in net fair value of financial instruments with change in interest rates.

        The estimated percentage change in net investment income does include operating lease income from CTL assets and therefore is a more accurate representation of the impact of changes in interest rates on net investment income.

Estimated Percentage Change In

Change in Interest Rates	Net Investment Income	Net Fair Value of Financial Instruments
-100 Basis Points	2.30%	24.65%
-50 Basis Points	0.68%	12.68%
Base Interest Rate	0.00%	0.00%
+100 Basis Points	(0.23)%	(5.63)%
+200 Basis Points	(0.43)%	(10.02)%

Item 8. Financial Statements and Supplemental Data

Index to Financial Statements

Page
Financial Statements:
Report of Independent Registered Public Accounting Firm	52
Consolidated Balance Sheets at December 31, 2004 and 2003	54
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2004	55
Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2004	56
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004	58
Notes to Consolidated Financial Statements	59
Financial Statement Schedules:
For the period ended December 31, 2004:
Schedule II—Valuation and Qualifying Accounts and Reserves	103
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation	104
Schedule IV—Loans and Other Lending Investments	112

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        Financial statements of one joint venture accounted for under the equity method has been omitted because the Company's proportionate share of the income from continuing operations before income taxes is less than 20.00% of the respective consolidated amount and the investments in and advances to each company are less than 20.00% of consolidated total assets.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of iStar Financial Inc.

We have completed an integrated audit of iStar Financial Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statements schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iStar Financial Inc. and its subsidiaries (collectively, the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
New York, New York
March 14, 2005

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	As of December 31,
	2004	2003
ASSETS
Loans and other lending investments, net	$3,946,189	$3,702,674
Corporate tenant lease assets, net	2,877,042	2,535,885
Investments in and advances to joint ventures and unconsolidated subsidiaries	5,663	25,019
Assets held for sale	—	24,800
Cash and cash equivalents	88,422	80,090
Restricted cash	39,568	57,665
Accrued interest and operating lease income receivable	25,633	26,076
Deferred operating lease income receivable	62,092	51,447
Deferred expenses and other assets	175,628	156,934

Total assets	$7,220,237	$6,660,590

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$140,075	$126,524
Debt obligations	4,605,674	4,113,732

Total liabilities	4,745,749	4,240,256

Commitments and contingencies	—	—
Minority interest in consolidated entities	19,246	5,106
Shareholders' equity:
Series B Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 0 and 2,000 shares issued and outstanding at December 31, 2004 and 2003, respectively	—	2
Series C Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 0 and 1,300 shares issued and outstanding at December 31, 2004 and 2003, respectively	—	1
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at December 31, 2004 and 2003, respectively	4	4
Series E Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,600 shares issued and outstanding at December 31, 2004 and 2003, respectively	6	6
Series F Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at December 31, 2004 and 2003, respectively	4	4
Series G Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 3,200 shares issued and outstanding at December 31, 2004 and 2003, respectively	3	3
Series I Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,000 and 0 shares issued and outstanding at December 31, 2004 and 2003, respectively	5	—
High Performance Units	7,828	5,131
Common Stock, $0.001 par value, 200,000 shares authorized, 111,432 and 107,215 shares issued and outstanding at December 31, 2004 and 2003, respectively	111	107
Warrants and options	6,458	20,695
Additional paid-in capital	2,840,062	2,678,772
Retained earnings (deficit)	(349,097)	(242,449)
Accumulated other comprehensive income (losses) (See Note 12)	(2,086)	1,008
Treasury stock (at cost)	(48,056)	(48,056)

Total shareholders' equity	2,455,242	2,415,228

Total liabilities and shareholders' equity	$7,220,237	$6,660,590

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Years Ended December 31,
	2004	2003	2002
Revenue:
Interest income	$353,799	$304,391	$255,631
Operating lease income	286,389	232,043	210,033
Other income	54,236	36,677	27,993

Total revenue	694,424	573,111	493,657

Costs and expenses:
Interest expense	231,027	192,296	184,932
Operating costs—corporate tenant lease assets	22,417	11,553	6,735
Depreciation and amortization	64,541	50,626	42,579
General and administrative	47,912	38,153	30,449
General and administrative—stock-based compensation expense	109,676	3,633	17,998
Provision for loan losses	9,000	7,500	8,250
Loss on early extinguishment of debt	13,091	—	12,166

Total costs and expenses	497,664	303,761	303,109

Income before equity in earnings from joint ventures and unconsolidated subsidiaries, minority interest and other items	196,760	269,350	190,548
Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries	2,909	(4,284)	1,222
Minority interest in consolidated entities	(716)	(249)	(162)

Income from continuing operations	198,953	264,817	191,608
Income from discontinued operations	18,119	22,173	22,945
Gain from discontinued operations	43,375	5,167	717

Net income	260,447	292,157	215,270
Preferred dividend requirements	(51,340)	(36,908)	(36,908)

Net income allocable to common shareholders and HPU holders(1)	$209,107	$255,249	$178,362

Basic earnings per common share(2)	$1.87	$2.52	$1.98

Diluted earnings per common share(3)(4)	$1.83	$2.43	$1.93

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the 12 months ended December 31, 2004, 2003 and 2002, excludes $3,314, $2,066 and $0 of net income allocable to HPU holders, respectively.

(3)
For the 12 months ended December 31, 2004, 2003 and 2002, excludes $3,265, $1,994 and $0 of net income allocable to HPU holders, respectively.

(4)
For the 12 months ended December 31, 2004, 2003 and 2002, includes $3, $167 and $0 of joint venture income, respectively.

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.
Consolidated Statements of Changes in Shareholders' Equity
(In thousands)

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	HPU's	Common Stock at Par	Warrants & Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total
Balance at December 31, 2001	$4	$2	$1	$4	$—	$—	$—	$—	$—	$—	$87	$20,456	$1,997,931	$(174,874)	$(15,092)	$(40,741)	$1,787,778
Exercise of options	—	—	—	—	—	—	—	—	—	—	2	(443)	16,170	—	—	—	15,729
Proceeds from equity offering	—	—	—	—	—	—	—	—	—	—	8	—	202,891	—	—	—	202,899
Dividends declared-preferred	—	—	—	—	—	—	—	—	—	—	—	—	330	(36,908)	—	—	(36,578)
Dividends declared-common	—	—	—	—	—	—	—	—	—	—	—	—	—	(231,257)	—	—	(231,257)
Restricted stock units granted to employees	—	—	—	—	—	—	—	—	—	—	—	—	19,048	—	—	—	19,048
Options granted to employees	—	—	—	—	—	—	—	—	—	—	—	309	—	—	—	—	309
High performance units sold to employees	—	—	—	—	—	—	—	—	—	1,359	—	—	—	—	—	—	1,359
Contributions from significant shareholder	—	—	—	—	—	—	—	—	—	—	—	—	506	—	—	—	506
Issuance of stock-DRIP plan	—	—	—	—	—	—	—	—	—	—	1	—	44,426	—	—	—	44,427
Purchase of treasury shares	—	—	—	—	—	—	—	—	—	—	—	—	334	—	—	(7,315)	(6,981)
Net income for the period	—	—	—	—	—	—	—	—	—	—	—	—	—	215,270	—	—	215,270
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	12,791	—	12,791

Balance at December 31, 2002	$4	$2	$1	$4	$—	$—	$—	$—	$—	$1,359	$98	$20,322	$2,281,636	$(227,769)	$(2,301)	$(48,056)	$2,025,300
Exercise of options	—	—	—	—	—	—	—	—	—	—	1	373	27,754	—	—	—	28,128
Net proceeds from preferred offering/exchange	(4)	—	—	—	6	4	3	—	—	—	—	—	87,900	—	—	—	87,909
Proceeds from equity offering	—	—	—	—	—	—	—	—	—	—	5	—	190,931	—	—	—	190,936
Dividends declared-preferred	—	—	—	—	—	—	—	—	—	—	—	—	195	(36,908)	—	—	(36,713)
Dividends declared-common	—	—	—	—	—	—	—	—	—	—	—	—	—	(267,785)	—	—	(267,785)
Dividends declared- HPU's	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,144)	—	—	(2,144)
Restricted stock units granted to employees	—	—	—	—	—	—	—	—	—	—	—	—	1,339	—	—	—	1,339
Options granted to employees	—	—	—	—	—	—	—	—	—	—	—	—	82	—	—	—	82
High performance units sold to employees	—	—	—	—	—	—	—	—	—	3,772	—	—	—	—	—	—	3,772
Issuance of stock-DRIP/Stock purchase plan	—	—	—	—	—	—	—	—	—	—	3	—	88,935	—	—	—	88,938
Net income for the period	—	—	—	—	—	—	—	—	—	—	—	—	—	292,157	—	—	292,157
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,309	—	3,309

Balance at December 31, 2003	$—	$2	$1	$4	$6	$4	$3	$—	$—	$5,131	$107	$20,695	$2,678,772	$(242,449)	$1,008	$(48,056)	$2,415,228

iStar Financial Inc.
Consolidated Statements of Changes in Shareholders' Equity—(Continued)
(In thousands)

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	HPU's	Common Stock at Par	Warrants & Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total
Balance at December 31, 2003	$—	$2	$1	$4	$6	$4	$3	$—	$—	$5,131	$107	$20,695	$2,678,772	$(242,449)	$1,008	$(48,056)	$2,415,228
Exercise of options and warrants	—	—	—	—	—	—	—	—	—	—	4	(14,237)	41,501	—	—	—	27,268
Net proceeds from preferred offering/exchange	—	—	—	—	—	—	—	3	5	—	—	—	202,743	—	—	—	202,751
Proceeds from equity offering	—	(2)	(1)	—	—	—	—	(3)	—	—	—	—	(155,959)	—	—	—	(155,965)
Dividends declared-preferred	—	—	—	—	—	—	—	—	—	—	—	—	—	(51,340)	—	—	(51,340)
Dividends declared-common	—	—	—	—	—	—	—	—	—	—	—	—	—	(310,744)	—	—	(310,744)
Dividends declared-HPU's	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,011)	—	—	(5,011)
Restricted stock units granted to employees	—	—	—	—	—	—	—	—	—	—	—	—	53,351	—	—	—	53,351
High performance units sold to employees	—	—	—	—	—	—	—	—	—	2,697	—	—	—	—	—	—	2,697
Issuance of stock-DRIP/Stock purchase plan	—	—	—	—	—	—	—	—	—	—	—	—	17,719	—	—	—	17,719
Contribution from significant shareholder	—	—	—	—	—	—	—	—	—	—	—	—	1,935	—	—	—	1,935
Net income for the period	—	—	—	—	—	—	—	—	—	—	—	—	—	260,447	—	—	260,447
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,094)	—	(3,094)

Balance at December 31, 2004	$—	$—	$—	$4	$6	$4	$3	$—	$5	$7,828	$111	$6,458	$2,840,062	$(349,097)	$(2,086)	$(48,056)	$2,455,242

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$260,447	$292,157	$215,270
Adjustments to reconcile net income to cash flows provided by operating activities:
Minority interest in consolidated entities	716	249	162
Non-cash expense for stock-based compensation	54,403	3,781	18,059
Depreciation and amortization	64,541	50,626	42,579
Depreciation and amortization from discontinued operations	3,942	5,453	5,462
Amortization of deferred financing costs	30,189	27,180	23,460
Amortization of discounts/premiums, deferred interest and costs on lending investments	(59,466)	(54,799)	(33,086)
Discounts, loan fees and deferred interest received	40,373	36,063	36,714
Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries	(2,909)	4,284	(1,222)
Distributions from operations of joint ventures	5,840	2,839	5,802
Loss on early extinguishment of debt	13,144	—	12,166
Deferred operating lease income receivable	(18,075)	(15,366)	(15,265)
Gain from discontinued operations	(43,375)	(5,167)	(717)
Provision for loan losses	9,000	7,500	8,250
Change in investments in and advances to joint ventures and unconsolidated subsidiaries	—	(2,877)	(6,598)
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	(1,018)	(647)	3,809
Changes in deferred expenses and other assets	21,599	(20,690)	1,763
Changes in accounts payable, accrued expenses and other liabilities	(16,219)	7,676	32,185

Cash flows from operating activities	363,132	338,262	348,793

Cash flows from investing activities:
New investment originations	(2,058,732)	(2,086,890)	(1,812,993)
Add-on fundings under existing loan commitments	(255,321)	(46,164)	(21,619)
Net proceeds from sale of corporate tenant lease assets	279,575	47,569	3,702
Net proceeds from lease termination payments	—	—	17,500
Repayments of and principal collections on loans and other lending investments	1,591,015	1,119,743	671,965
Investments in and advances to unconsolidated joint ventures	—	—	(127)
Capital improvements for build-to-suit projects	—	—	(1,064)
Capital improvement projects on corporate tenant lease assets	(7,124)	(3,487)	(2,277)
Other capital expenditures on corporate tenant lease assets	(14,846)	(5,125)	(4,157)

Cash flows from investing activities	(465,433)	(974,354)	(1,149,070)

Cash flows from financing activities:
Borrowings under secured revolving credit facilities	2,680,416	1,643,552	2,496,200
Repayments under secured revolving credit facilities	(3,298,421)	(2,220,715)	(2,122,994)
Borrowings under unsecured revolving credit facilities	3,945,500	130,000	—
Repayments under unsecured revolving credit facilities	(3,235,500)	—	—
Borrowings under term loans	160,181	233,000	115,099
Repayments under term loans	(403,231)	(107,723)	(18,279)
Borrowings under unsecured bond offerings	1,032,442	526,966	—
Repayments under unsecured notes	(110,000)	—	—
Borrowings under secured bond offerings	—	645,822	885,079
Repayments under secured bond offerings	(378,400)	(210,876)	(475,679)
Borrowings under other debt obligations	—	25,251	1,094
Repayments under other debt obligations	(10,148)	(7,064)	(1,668)
Contribution from minority interest partner	3,340	2,522	—
Changes in restricted cash held in connection with debt obligations	18,757	(17,454)	(22,359)
Prepayment penalty on early extinguishment of debt	(9,769)	—	(3,950)
Payments for deferred financing costs	(13,131)	(35,609)	(45,702)
Distributions to minority interest in consolidated entities	(1,054)	(159)	(231)
Net proceeds from preferred offering/exchange	203,048	87,909	—
Redemption of preferred stock	(165,000)	—	—
Common dividends paid	(310,744)	(267,785)	(231,257)
Preferred dividends paid	(41,908)	(36,713)	(36,578)
Dividends on HPUs	(5,011)	(2,144)	—
HPUs issued	2,697	3,772	1,359
Purchase of treasury stock	—	—	(6,981)
Proceeds from equity offering	—	190,936	202,899
Contribution from significant shareholder	1,935	—	506
Proceeds from exercise of options and issuance of DRIP/Stock purchase shares	44,634	116,760	63,983

Cash flows from financing activities	110,633	700,248	800,541

Increase in cash and cash equivalents	8,332	64,156	264
Cash and cash equivalents at beginning of period	80,090	15,934	15,670

Cash and cash equivalents at end of period	$88,422	$80,090	$15,934

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$191,205	$165,757	$157,618

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Notes to Consolidated Financial Statements

Note 1—Business and Organization

        Business—iStar Financial Inc. (the "Company") is the leading publicly-traded finance company focused on the commercial real estate industry. The Company provides custom-tailored financing to high-end private and corporate owners of real estate, including senior and junior mortgage debt, senior and mezzanine corporate capital, and corporate net lease financing. The Company, which is taxed as a real estate investment trust ("REIT"), seeks to deliver strong dividends and superior risk-adjusted returns on equity to shareholders by providing the highest quality financing to its customers.

        The Company's primary product lines include:

  •
  Structured Finance. The Company provides senior and subordinated loans that typically range in size from $20 million to $100 million. These loans may be either fixed or variable rate and are structured to meet the specific financing needs of the borrowers, including the acquisition or financing of large, quality real estate. The Company offers borrowers a wide range of structured finance options, including first mortgages, second mortgages, partnership loans, participating debt and interim facilities. The Company's structured finance transactions have maturities generally ranging from three to ten years. As of December 31, 2004, based on gross carrying values, the Company's structured finance assets represented 25% of its assets.

  •
  Portfolio Finance. The Company provides funding to regional and national borrowers who own multiple facilities in geographically diverse portfolios. Loans are cross-collateralized to give the Company the benefit of all available collateral and underwritten to recognize inherent portfolio diversification. Property types include multifamily, suburban office, hotels and other property types where individual property values are less than $20 million on average. Loan terms are structured to meet the specific requirements of the borrower and typically range in size from $25 million to $150 million. The Company's portfolio finance transactions have maturities generally ranging from three to ten years. As of December 31, 2004, based on gross carrying values, the Company's portfolio finance assets represented 15% of its assets.

  •
  Corporate Finance. The Company provides senior and subordinated capital to corporations engaged in real estate or real estate-related businesses. Financings may be either secured or unsecured and typically range in size from $20 million to $150 million. The Company's corporate finance transactions have maturities generally ranging from five to ten years. As of December 31, 2004, based on gross carrying values, the Company's corporate finance assets represented 10% of its assets.

  •
  Loan Acquisition. The Company acquires whole loans and loan participations which present attractive risk-reward opportunities. Loans are generally acquired at a small discount to the principal balance outstanding. Loan acquisitions typically range in size from $5 million to $100 million and are collateralized by all major property types. The Company's loan acquisition transactions have maturities generally ranging from three to ten years. As of December 31, 2004, based on gross carrying values, the Company's loan acquisition assets represented 6% of its assets.

  •
  Corporate Tenant Leasing. The Company provides capital to corporations and borrowers who control facilities leased to single creditworthy customers. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with public companies, many of which are rated corporate credits and which provide for all expenses at the facility to be paid by the corporate customer on a triple net lease basis. Corporate tenant lease ("CTL") transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of December 31, 2004, based on gross carrying values, the Company's CTL assets (including investments in and advances to joint ventures and unconsolidated subsidiaries and assets held for sale) represented 44% of its assets.

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

        Corporate tenant lease assets and depreciation—CTL assets are generally recorded at cost less accumulated depreciation. Certain improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance items are expensed as incurred. Depreciation is computed using the straight-line method of cost recovery over the shorter of estimated useful lives or 40.0 years for facilities, five years for furniture and equipment, the shorter of the remaining lease term or expected life for tenant improvements and the remaining life of the facility for facility improvements.

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

        Regarding the Company's acquisition of facilities, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements, are determined as if vacant, that is, at replacement cost. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of customer relationships are recorded at their relative fair values.

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

        Capitalized interest—The Company capitalizes interest costs incurred during the construction period on qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. No interest was capitalized during the 12 months ended December 31, 2004 and 2003.

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

        Revenue recognition—The Company's revenue recognition policies are as follows:

        Loans and other lending investments:    Management considers nearly all of its loans and other lending investments to be held-to-maturity, although a small number of investments may be classified as available-for-sale. The Company reflects held-to-maturity investments at historical cost adjusted for allowance for loan losses, unamortized acquisition premiums or discounts and unamortized deferred loan fees. Unrealized gains and losses on available-for-sale investments are included in "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included in the Company's net income. On occasion, the Company may acquire loans at generally small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as a yield adjustment. If loans with premiums, discounts, loan origination or exit fees are prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase in the prepayment gain or loss which is included in "Other income" in the Company's Consolidated Statements of Operations. Interest income is recognized using the effective interest method applied on a loan-by-loan basis.

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

        New accounting standards—In December 2004, the FASB released Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R"), "Share-Based Payment." This standard requires issuers to measure the cost of equity-based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (typically the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will initially measure the cost of liability based service awards based on their current fair value. The fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Companies can comply with FASB No. 123R using one of three transition methods: (1) the modified prospective method; (2) a variation of the modified prospective method; or (3) the modified retrospective method. The provisions of this statement are effective for interim and annual periods beginning after June 15, 2005, however, in the third quarter 2002, in anticipation of this new literature, the Company adopted the second transition method (with retroactive application of fair-value accounting to the beginning of the calendar year), which did not have a significant financial impact on the Company's Consolidated Financial Statements.

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

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments; (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The FASB recently issued FASB Staff Position ("FSP") 150-3, which defers the provisions of paragraphs 9 and 10 of SFAS No. 150 indefinitely as they apply to mandatorily redeemable noncontrolling interests associated with finite-lived entities. The Company adopted the provisions of this statement, as required, on July 1, 2003, and it did not have a significant financial impact on the Company's Consolidated Financial Statements.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB 51. FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE"), and how to determine when and which business enterprise should consolidate a VIE. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements took effect immediately and were required for all financial statements initially issued or modified after January 31, 2003. Immediate consolidation is required for VIEs entered into or modified after February 1, 2003 in which the Company is deemed the primary beneficiary. For VIEs in which the Company entered into prior to February 1, 2003, FIN 46 was deferred to the quarter ended March 31, 2004. In December 2003, the FASB issued a revised FIN 46 that modifies and clarifies various aspects of the original Interpretation. FIN 46 applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interest. The adoption of the additional consolidation provisions of FIN 46 did not have a material impact on the Company's Consolidated Financial Statements (see Note 6).

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

        SFAS No. 148 disclosure requirements, including the effect on net income and earnings per share if the fair value-based method had been applied to all outstanding and unvested stock awards in each period, are presented below (in thousands except per share amounts):

	For the Years Ended December 31,
	2004 Basic EPS	2003 Basic EPS	2002 Basic EPS
Net income allocable to common shareholders and HPU holders, as reported (1)	$209,107	$255,249	$178,362
Total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	—	(96)	(188)

Pro forma net income allocable to common shareholders and HPU holders	$209,107	$255,153	$178,174

Earnings per share:
Basic—as reported (2)	$1.87	$2.52	$1.98
Basic—pro forma (2)	1.87	2.52	1.98
Diluted—as reported (3)(4)	$1.83	$2.43	$1.93
Diluted—pro forma (3)(4)	1.83	2.43	1.92

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the 12 months ended December 31, 2004, 2003 and 2002, excludes $3,314, $2,066 and $0 of net income allocable to HPU holders, respectively.

(3)
For the 12 months ended December 31, 2004, 2003 and 2002, excludes $3,265, $1,994 and $0 of net income allocable to HPU holders, respectively.

(4)
For the 12 months ended December 31, 2004, 2003 and 2002, includes $3, $167 and $0 of joint venture income, respectively.

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
Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments

        The following is a summary description of the Company's loans and other lending investments (in thousands)(1):

				Carrying Value as of
Type of Investment	Underlying Property Type	# of Borrowers In Class	Principal Balances Outstanding	December 31, 2004	December 31, 2003	Effective Maturity Dates	Contractual Interest Payment Rates(2)(3)	Contractual Interest Accrual Rates(2)(3)	Principal Amortization	Participation Features
Senior Mortgages(4)	Office/Residential/ Retail/Industrial, R&D/ Conference Center/ Mixed Use/Hotel/ Entertainment, Leisure/Other	48	$2,373,178	$2,334,662	$2,106,791	2005 to 2022	Fixed: 7.03% to 18.20% Variable: LIBOR + 2.90% to LIBOR + 7.50%	Fixed: 7.03% to 18.20% Variable: LIBOR + 2.90% to LIBOR + 7.50%	Yes(5)	Yes(6)
Subordinate Mortgages	Office/Residential/ Retail/Mixed Use/ Hotel	20	578,525	579,322	550,572	2005 to 2013	Fixed: 7.00% to 18.00% Variable: LIBOR + 4.00% to LIBOR + 7.02%	Fixed: 7.32% to 18.00% Variable: LIBOR + 4.00% to LIBOR + 7.02%	Yes(5)	No
Corporate/Partnership Loans(7)	Office/Residential/Retail/Industrial, R&D/ Mixed Use/Hotel/Entertainment, Leisure/Other	28	944,530	912,756	710,469	2005 to 2013	Fixed: 6.00% to 15.00% Variable: LIBOR + 2.50% to LIBOR + 9.25%	Fixed: 7.33% to 17.50% Variable: LIBOR + 2.50% to LIBOR + 9.25%	Yes(5)	Yes(6)
Other Lending Investments—Loans	Office/Mixed Use/Other	3	4,261	4,036	23,767	2005 to 2008	Fixed: 9.00%	Fixed: 9.00%	No	Yes(6)
Other Lending Investments—Securities(8)	Industrial, R&D/Entertainment, Leisure/Other	7	158,383	157,849	344,511	2005 to 2013	Fixed: 8.27% to 10.00% Variable: LIBOR + 2.82% to LIBOR + 5.00%	Fixed: 8.27% to 10.00% Variable: LIBOR + 2.82% to LIBOR + 5.00%	Yes(5)	No

Gross Carrying Value				$3,988,625	$3,736,110
Provision for Loan Losses				(42,436)	(33,436)

Total, Net				$3,946,189	$3,702,674

Explanatory Notes:

(1)
Details (other than carrying values) are for loans outstanding as of December 31, 2004.

(2)
Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR on December 31, 2004 was 2.40%. As of December 31, 2004, four loans with a combined carrying value of $73.0 million have a stated accrual rate that exceeds the stated pay rate; one of these loans, with a carrying value of $27.1 million, has been placed on non-accrual status and therefore is considered a non-performing loan (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management) and the Company is only recognizing income based on cash received for interest.

(3)
As of December 31, 2004, the Company has 47 loans and other lending investments with LIBOR floors ranging from 1.00% to 3.00%.

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

(7)
Includes one unsecured loan with a carrying value of $7.5 million as of December 31, 2004.

(8)
Generally consists of term preferred stock or debt interests that are specifically originated or structured to meet customer financing requirements and the Company's investment criteria. These investments do not typically consist of securities purchased in the open market or as part of broadly-distributed offerings.

        During the 12 months ended December 31, 2004 and 2003, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $1,596.4 million and $1,735.4 million in loans and other lending investments, funded $255.3 million and $46.1 million under existing loan commitments, and received principal repayments of $1,591.0 million and $1,120.0 million.

        As of December 31, 2004, the Company had 25 loans with unfunded commitments. The total unfunded commitment amount was approximately $678.9 million, of which $202.5 million was discretionary and $476.4 million was non-discretionary.

        A portion of the Company's loans and other lending investments are pledged as collateral under either the iStar Asset Receivables secured notes, the secured revolving credit facilities or secured term loans (see Note 7 for a description of the Company's secured and unsecured debt).

        The Company has reflected provisions for loan losses of approximately $9.0 million, $7.5 million and $8.3 million in its results of operations during the 12 months ended December 31, 2004, 2003 and 2002, respectively. These provisions represent loan portfolio reserves based on management's evaluation of general market conditions, the Company's internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults and the credit quality of the underlying collateral. During the 12 months ended December 31, 2003, the Company took a $3.3 million direct impairment on a $30.4 million partnership loan lowering the book value of the asset to $27.1 million. In August 2003, the borrower stopped making its debt service payments due to insufficient cash flow caused by vacancies at the property. After taking the impairment charge management believes there is adequate collateral to support the book value of the asset as of December 31, 2004.

        Changes in the Company's provision for loan losses were as follows:

Provision for loan losses, December 31, 2001	$21,000
Additional provision for loan losses	8,250

Provision for loan losses, December 31, 2002	29,250
Additional provision for loan losses	7,500
Impairment on loans	(3,314)

Provision for loan losses, December 31, 2003	$33,436
Additional provision for loan losses	9,000

Provision for loan losses, December 31, 2004	$42,436

Note 5—Corporate Tenant Lease Assets

        During the 12 months ended December 31, 2004 and 2003, respectively, the Company acquired an aggregate of approximately $513.0 million (which includes the Company's acquisition of the remaining interest in its ACRE Simon, LLC joint venture—See Note 6) and $351.4 million in CTL assets and disposed of CTL assets for net proceeds of approximately $279.6 million and $47.6 million. In relation to the CTL assets acquired during the 12 months ended December 31, 2004, the Company allocated approximately $18.4 million of purchase costs to intangible assets based on their estimated fair values (see Note 3). As of December 31, 2004 and 2003, the Company had unamortized purchase related intangible assets of approximately $41.2 million and $24.9 million, respectively, and included these in "Deferred expenses and other assets" on the Company's Consolidated Balance Sheets.

        The Company's investments in CTL assets, at cost, were as follows (in thousands):

	December 31, 2004	December 31, 2003
Facilities and improvements	$2,431,649	$2,210,592
Land and land improvements	672,238	468,708
Direct financing lease	—	35,472
Less: accumulated depreciation	(226,845)	(178,887)

Corporate tenant lease assets, net	$2,877,042	$2,535,885

        The Company's CTL assets are leased to customers with initial term expiration dates from 2005 to 2026. Future operating lease payments under non-cancelable leases, excluding customer reimbursements of expenses, in effect at December 31, 2004, are approximately as follows (in thousands):

Year	Amount
2005	$281,266
2006	271,697
2007	248,539
2008	238,848
2009	234,397
Thereafter	2,079,328

        Under certain leases, the Company is entitled to receive additional participating lease payments to the extent gross revenues of the corporate customer exceed a base amount. The Company did not earn any such additional participating lease payments on these leases in the 12 months ended December 31, 2004, 2003 and 2002. In addition, the Company also receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the 12 months ended December 31, 2004, 2003 and 2002 were approximately $31.1 million, $27.1 million and $25.5 million, respectively, and are included as a reduction of "Operating costs—corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

        The Company is subject to expansion option agreements with two existing customers which could require the Company to fund and to construct up to 161,000 square feet of additional adjacent space on which the Company would receive additional operating lease income under the terms of the option agreements. In addition, upon exercise of such expansion option agreements, the corporate customers would be required to simultaneously extend their existing lease terms for additional periods ranging from six to ten years.

        In addition, the Company has $32.8 million of non-discretionary unfunded commitments related to two existing customers. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Currently, the Company has committed $18.1 million in pre-approved capital improvement projects and $14.7 million in new construction costs. Upon funding the Company would receive additional operating lease income from the customer.

        During the 12 months ended December 31, 2004, 2003 and 2002, the Company sold 22 CTL assets (to six different buyers), nine CTL assets and one CTL asset for net proceeds of approximately $279.6 million,

$47.6 million and $3.7 million, and net realized gains of approximately $43.4 million, $5.2 million and $595,000, respectively.

        As of December 31, 2003, there was one CTL asset with a book value of $24.8 million classified as "Asset held for sale" on the Company's Consolidated Balance Sheets. During the first quarter 2004, this CTL asset was reclassified as held for use.

        On September 30, 2002, one of the Company's customers exercised an option to terminate its lease on 50.00% of the land leased from the Company. In connection with this termination, the Company realized $17.5 million in cash lease termination payments, offset by a $17.4 million impairment charge in connection with the termination, resulting in a net gain of approximately $123,000. In the fourth quarter of 2002, the customer completed a recapitalization transaction that significantly enhanced its credit. In connection with this recapitalization, the Company agreed to amend the customer's lease, effective October 1, 2002. In the lease amendment, the Company received $12.5 million in cash as prepaid lease payments and the customer agreed to fixed minimum increases on future lease payments. In exchange, the Company agreed to reduce the customer's lease obligations for a period not to exceed nine quarters. Following the reduction period, the customer was required to make additional lease payments over a ten-year period sufficient to reimburse the Company for a portion of the temporary reduction in lease payments. However, due to increased liquidity, the customer has prepaid all additional lease payments related to the reduction period as of December 31, 2004. These lease payments total approximately $1.8 million and are included in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets.

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

        The Company's ownership percentages, its investments in and advances to unconsolidated joint ventures and subsidiaries, the Company's pro rata share of its ventures' third-party, non-recourse debt as of December 31, 2004 and its respective income (loss) for the year ended December 31, 2004 are presented below (in thousands):

			JV Income (Loss) for the Year Ended December 31, 2004		Third-Party Debt
	Ownership %	Equity Investment		Pro Rata Share of Third-Party Non-Recourse Debt	Interest Rate	Scheduled Maturity Date
Unconsolidated Joint Ventures:
ACRE Simon	20.00%	$—	$(190)	$—	N/A	N/A
CTC	50.00%	5,663	3,025	—	N/A	N/A
Sunnyvale	44.70%	—	74	—	N/A	N/A

Total		$5,663	$2,909	$—

        Investments in and advances to unconsolidated joint ventures:    At December 31, 2004, the Company had an investment in Corporate Technology Centre Associates, LLC ("CTC"), whose external member is Corporate Technology Centre Partners, LLC. This venture was formed for the purpose of operating, acquiring and, in certain cases, developing CTL facilities.

        At December 31, 2004, the venture held one facility. The Company's investment in this joint venture at December 31, 2004 was $5.7 million. The joint venture's carrying value for the one facility owned at December 31, 2004 was $17.9 million. The joint venture had total assets of $19.7 million and total liabilities of $66,000 as of December 31, 2004 and net income of $6.3 million for the year ended December 31, 2004. The Company accounts for this investment under the equity method because the Company's joint venture partner has certain participating rights giving them shared control over the venture.

        On November 23, 2004, the Company acquired the remaining 80.00% share of its joint venture partner's interest in the ACRE Simon, LLC joint venture. The total net purchase price was $40.1 million of which $14.6 million was paid in cash and $25.5 million reflected the assumption of the joint venture partner's share of the debt of the partnership. The Company now owns 100.00% of this joint venture and therefore, as of November 23, 2004, consolidates it for financial statement purposes.

        On September 27, 2004, CTC Associates I L.P., a wholly-owned subsidiary of the Company's CTC joint venture, sold its interest in five buildings to a third party investor and the mortgage lender accepted the proceeds in full satisfaction of the obligation. This transaction resulted in a net loss of approximately $950,000 allocable to the Company.

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

        Investments in and advances to unconsolidated subsidiaries:    The Company has an investment in iStar Operating, a taxable REIT subsidiary that, through a wholly-owned subsidiary, services the Company's loans and certain loan portfolios owned by third parties. The Company owns all of the non-voting preferred stock and a 95.00% economic interest in iStar Operating. The common shareholder, an entity controlled by a former director of the Company, is the owner of all the voting common stock and a 5.00% economic interest in iStar Operating. As of December 31, 2004, there have never been any distributions to the common shareholder, nor does the Company expect to make any in the future. At any time, the Company has the right to acquire all of the common stock of iStar Operating at fair market value, which the Company believes to be nominal.

        iStar Operating has elected to be treated as a taxable REIT subsidiary for purposes of maintaining compliance with the REIT provisions of the Code and prior to July 1, 2003 was accounted for under the equity method for financial statement reporting purposes and was presented in "Investments in and advances to joint ventures and unconsolidated subsidiaries" on the Company's Consolidated Balance Sheets. As of July 1, 2003, the Company consolidates this entity as a VIE (see Note 3) with no material impact. Prior to its consolidation, the Company charged an allocated portion of its general overhead expenses to iStar Operating based on the number of employees at iStar Operating as a percentage of the Company's total employees. These general overhead expenses were in addition to the direct general and administrative costs of iStar Operating. As of December 31, 2004, iStar Operating had no debt obligations.

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

        On June 8, 2004, AutoStar Realty Operating Partnership, L.P. (the "Operating Partnership") was created to provide real estate financing solutions to automotive dealerships and related automotive businesses. The Operating Partnership was capitalized with initial contributions of $9,500 (0.50%) from AutoStar Realty GP LLC (the "GP") and $1.9 million (99.50%) from AutoStar Investors Partnership LLP (the "LP"). The GP is funded and owned 93.33% by iStar Automotive Investments, LLC, a wholly-owned subsidiary of the Company, and 6.67% by CP AutoStar, LP, an entity owned and controlled by two entities unrelated to the Company. The LP is funded and owned 93.33% by iStar Automotive Investments, LLC and 6.67% by CP AutoStar Co-Investors, LP, an entity controlled by two entities unrelated to the Company. This joint venture qualifies as a VIE and the Company is the primary beneficiary. Therefore, the Company consolidates this partnership for financial statement purposes and records the minority interest of the external partner in "Minority interest in consolidated entities" on the Company's Consolidated Balance Sheets. At December 31, 2004, the venture held 25 net leased facilities. The venture's carrying value for the 25 facilities owned at December 31, 2004 was $170.4 million. The venture had total assets of $173.5 million and total liabilities of $121.7 million as of December 31, 2004 and net income of $1.9 million for the period ended December 31, 2004.

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
Notes to Consolidated Financial Statements (Continued)

Note 7—Debt Obligations

        As of December 31, 2004 and 2003 the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

		Carrying Value as of
	Maximum Amount Available	December 31, 2004	December 31, 2003	Stated Interest Rates(1)	Scheduled Maturity Date
Secured revolving credit facilities:
Line of credit	$250,000	$—	$88,640	LIBOR + 1.50% — 2.05%	March 2005
Line of credit	700,000	67,775	310,364	LIBOR + 1.40% — 2.15%	January 2007 (2)
Line of credit	350,000	10,811	117,211	LIBOR + 1.50% — 2.25%	August 2006 (2)
Line of credit	500,000	—	180,376	LIBOR + 1.50% — 2.25%	September 2005
Unsecured revolving credit facilities:
Line of credit(3)	1,250,000	840,000	—	LIBOR + 0.875%	April 2008
Line of credit	—	—	130,000	LIBOR + 2.125%	July 2004

Total revolving credit facilities	$3,050,000	$918,586	$826,591

Secured term loans:
Secured by CTL asset		76,670	77,938	6.55%	December 2005
Secured by CTL asset		136,512	140,440	7.44%	April 2009
Secured by CTL asset		135,000	135,000	LIBOR + 1.75%	October 2008
Secured by CTL assets		—	193,000	LIBOR + 1.85%	July 2006
Secured by CTL assets		148,600	92,876	6.80% — 8.80%	Various through 2026 (4)
Secured by corporate bond investments		129,446	—	LIBOR + 1.05%-1.50%	January 2006
Secured by corporate lending investment		60,180	60,874	6.41%	January 2013
Secured by corporate lending investment		—	60,000	LIBOR + 2.50%	June 2004
Secured by corporate lending investment		—	48,000	LIBOR + 2.125%	July 2008

Total term loans		686,408	808,128
Less: debt (discount)/premium		7,065	(128)

Total secured term loans		693,473	808,000
iStar Asset Receivables secured notes:
STARs Series 2002-1:
Class A1		—	40,011	LIBOR + 0.26%	June 2004 (5)
Class A2		202,052	381,296	LIBOR + 0.38%	December 2009 (5)
Class B		39,955	39,955	LIBOR + 0.65%	April 2011 (5)
Class C		26,637	26,637	LIBOR + 0.75%	May 2011(5)
Class D		21,310	21,310	LIBOR + 0.85%	January 2012(5)
Class E		42,619	42,619	LIBOR + 1.235%	January 2012(5)
Class F		26,637	26,637	LIBOR + 1.335%	January 2012(5)
Class G		21,309	21,309	LIBOR + 1.435%	January 2012(5)
Class H		26,637	26,637	6.35%	January 2012(5)
Class J		26,637	26,637	6.35%	May 2012(5)
Class K		26,637	26,637	6.35%	May 2012(5)

Total STARs Series 2002-1		460,430	679,685
Less: debt discount		(3,734)	(4,090)

STARs Series 2003-1:
Class A1		113,309	235,808	LIBOR + 0.25%	October 2005(6)
Class A2		225,227	248,206	LIBOR +0.35%	August 2010(6)
Class B		16,744	18,452	LIBOR + 0.55%	July 2011(6)
Class C		18,418	20,297	LIBOR + 0.65%	April 2012(6)
Class D		11,720	12,916	LIBOR + 0.75%	October 2012(6)
Class E		13,395	14,762	LIBOR + 1.05%	May 2013(6)
Class F		13,395	14,762	LIBOR + 1.10%	June 2013(6)
Class G		11,720	12,916	LIBOR + 1.25%	June 2013(6)
Class H		11,721	12,916	4.97%	June 2013(6)
Class J		13,394	14,761	5.07%	June 2013(6)
Class K		23,441	25,833	5.56%	June 2013(6)

Total STARS Series 2003-1		472,484	631,629

Total iStar Asset Receivables secured notes		929,180	1,307,224

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Debt Obligations (Continued)

	Carrying Value as of
	December 31, 2004	December 31, 2003	Stated Interest Rates(1)	Scheduled Maturity Date
Unsecured notes:
LIBOR + 1.25% Senior Notes	$200,000	$—	LIBOR + 1.25%	March 2007
4.875% Senior Notes	350,000	—	4.875%	January 2009
5.125% Senior Notes	250,000	—	5.125%	April 2011
5.70% Senior Notes	250,000	—	5.70%	March 2014
6.00% Senior Notes	350,000	350,000	6.00%	December 2010
6.50% Senior Notes	150,000	150,000	6.50%	December 2013
7.00% Senior Notes	185,000	185,000	7.00%	March 2008
7.70% Notes (7)(8)	100,000	100,000	7.70%	July 2017
7.95% Notes (7)(8)	50,000	50,000	7.95%	May 2006
8.75% Notes	240,000	350,000	8.75%	August 2008

Total unsecured notes	2,125,000	1,185,000
Less: debt discount	(56,913)	(47,921)
Plus: impact of pay-floating swap agreements (9)	(3,652)	690

Total unsecured notes	2,064,435	1,137,769
Other debt obligations	—	34,148	Various	Various

Total debt obligations	$4,605,674	$4,113,732

Explanatory Notes:

(1)
Substantially all variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on December 31, 2004 was 2.40%.

(2)
Maturity date reflects a one-year "term-out" extension at the Company's option.

(3)
On October 5, 2004 the interest rate and facility fees were reduced to LIBOR + 0.875% (from LIBOR + 1.00%) and 17.5 basis points, (from 25 basis points), due to an upgrade in the Company's senior unsecured debt rating to investment grade by S&P. On December 17, 2004 the commitment on this facility was increased to $1,250.0 million and the accordion feature was amended to increase the facility to $1.5 billion in the future if necessary. As of December 31, 2004, $7.6 million of the maximum amount available under this facility is utilized for two letters of credit. Maturity date reflects a one-year extension at the Company's option.

(4)
On November 23, 2004, the Company purchased the remaining interest in the ACRE Simon joint venture from the former ACRE Simon external member for $40.1 million. Upon purchase of the interest, the ACRE Simon joint venture became fully consolidated for accounting purposes and approximately $31.8 million of secured term debt was reflected on the Company's Consolidated Balance Sheets. On December 9, 2004, the Company repaid one of the term loans with a balance of $9.8 million and an original maturity date of June 2005.

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

(7)
The Notes are callable by the Company at any time for an amount equal to the total of principal outstanding, accrued interest and the applicable make-whole prepayment premium. On March 1, 2005, the 7.70% Notes were exchanged for 5.70% Series B Senior Notes due 2014 (see Note 17 for further discussion).

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

(9)
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

        The Company's primary source of short-term funds is a $1,250.0 million unsecured revolving credit facility. Under the facility the Company is required to meet certain financial covenants. As of December 31, 2004, there is approximately $402.4 million available to draw under the facility. In addition, the Company has four secured revolving credit facilities of which availability is based on percentage borrowing base calculations. Certain debt obligations, including the unsecured and secured lines of credit, contain covenants. These covenants are both financial and non-financial in nature. Significant financial covenants include limitations on the Company's ability to incur indebtedness beyond specified levels, and a requirement to maintain specified ratios of unsecured indebtedness compared to unencumbered assets. Significant non-financial covenants include a requirement in its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of December 31, 2004, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

        Capital Markets Activity—During the 12 months ended December 31, 2004, the Company issued $850.0 million aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 4.875% to 5.70% and maturing between 2009 and 2014 and $200.0 million of variable-rate Senior Notes bearing interest at an annual rate of three-month LIBOR + 1.25% and maturing 2007. The proceeds from these transactions were used to repay secured indebtedness and to fund new investment activity. In addition, the Company redeemed $110.0 million aggregate principal amount of its outstanding 8.75% Senior Notes due 2008 at a price of 108.75% of par. In connection with this redemption, the Company recognized a charge to income of $11.5 million included in "Loss on early extinguishment of debt" on the Company's Consolidated Statements of Operations.

        During the 12 months ended December 31, 2003, the Company issued $535.0 million aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 6.00% to 7.00% and maturing between 2008 and 2013. In addition, the Company retired the 6.75% Dealer Remarketable Securities of its Leasing Subsidiary by exchanging those securities for newly issued $150.0 million 7.00% Senior Notes due March 2008.

        Unsecured/Secured Credit Facilities Activity—On July 20, 2004, one of the Company's $500.0 million secured facilities was amended to reduce the maximum amount available to $350.0 million, to extend the final maturity to August 2005 and to reduce the stated interest rate on first mortgage collateral to LIBOR + 1.50%.

        On April 19, 2004, the Company completed a new $850.0 million unsecured revolving credit facility with 19 banks and financial institutions. The new facility has a three-year initial term with a one-year extension at the Company's option. The facility bears interest, based upon the Company's current credit ratings, at a rate of LIBOR + 0.875% and a 17.5 basis point annual facility fee decreased from LIBOR + 1.00% and 25 basis points, respectively, due to an upgrade in the Company's senior unsecured debt rating to investment grade by S&P. On December 17, 2004, the commitment on this facility was increased to $1,250.0 million and the accordion feature was amended to increase the facility to $1.5 billion in the future if necessary. This new facility replaced a $300.0 million unsecured credit facility with a scheduled maturity of July 2004.

        On March 12, 2004, one of the Company's $700.0 million secured facilities was amended to reduce the maximum amount available to $250.0 million, to shorten the maturity to March 2005 and to reduce the stated interest rate on first mortgages and CTL assets to LIBOR + 1.50% and on subordinate and mezzanine lending investments to LIBOR + 2.05%

        On January 13, 2004, the Company closed $200.0 million of term financing that is secured by certain corporate bond investments and other lending securities. A number of these investments were previously financed under existing credit facilities. The new facility bears interest at LIBOR + 1.05% - 1.50% and has a final maturity date of January 2006.

        On January 27, 2003, the Company extended the maturity on one of its $700.0 million secured facilities to January 2007, which includes a one-year "term-out" at the Company's option.

        On September 30, 2002, the Company closed a $500.0 million secured revolving credit facility with a leading financial institution. The facility had a three-year term and bears interest at LIBOR + 1.50% to 2.25%, depending upon the collateral contributed to the borrowing base. The facility accepts a broad range of structured finance and CTL assets and has a final maturity of September 2005. On November 4, 2003, this facility was amended to include subordinate and mezzanine lending investments as collateral at stated interest rates of LIBOR + 2.15% - 2.25%

        Other Financing Activity—During the 12 months ended December 31, 2004, the Company purchased the remaining interest in the ACRE Simon joint venture from the former ACRE Simon external member for $40.1 million. Upon purchase of the interest, the ACRE Simon joint venture became fully consolidated for accounting purposes and approximately $31.8 million of secured term debt is reflected on the Company's Consolidated Balance Sheets. The term loans bear interest at rates of 7.61% to 8.43% and mature between 2005 and 2011. In addition, the Company repaid a total of $314.6 million in term loan financing, $9.8 million of which was part of the ACRE Simon acquisition.

        During the 12 months ended December 31, 2003, the Company closed an aggregate of $233.0 million in secured term debt bearing interest at rates ranging from LIBOR + 0.60% - 2.125% and maturing between 2003 to 2008. In addition, the Company repaid $125.0 million of term loan financing, $50.0 million of which had been closed during the same year.

        In addition, during the 12 months ended December 31, 2003, a wholly-owned subsidiary of the Company issued iStar Asset Receivables ("STARs"), Series 2003-1, the Company's proprietary match funding program, consisting of $645.8 million of investment-grade bonds secured by the subsidiary's structured finance and CTL assets, which had an aggregate outstanding carrying value of approximately $738.1 million at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The weighted average interest rate on the bonds, on an all-floating rate basis, was approximately LIBOR + 0.47% at inception. For accounting purposes, this transaction was treated as a secured financing: the underlying assets and STARs liabilities remained on the Company's Consolidated Balance Sheets, and no gain on sale was recognized.

        During the 12 months ended December 31, 2002, the Company purchased the remaining interest in the Milpitas joint venture from the Milpitas external member for $27.9 million. Upon purchase of the interest, the Milpitas joint venture became fully consolidated for accounting purposes and approximately $79.1 million of secured term debt is reflected on the Company's Consolidated Balance Sheets. This term loan bears interest at 6.55% and matures in 2005. In addition, the Company closed a $61.5 million term loan financing with a leading institution to fund a portion of an $82.1 million CTL investment. The none-recourse loan is fixed rate and bears interest at 6.412%, matures in 2012 and amortizes over a 30-year schedule.

        In addition, during the 12 months ended December 31, 2002, the Company repaid the then remaining $446.2 million of bonds outstanding under its STARs, Series 2000-1 financing. Simultaneously, a wholly-owned subsidiary of the Company issued STARs, Series 2002-1, consisting of $885.1 million of investment-grade bonds secured by the subsidiary's structured finance and CTL assets, which had an aggregate outstanding carrying value of approximately $1.1 billion at inception. Principal payments received on the assets will be utilized to repay the most senior class of the bonds then outstanding. The maturity of the bonds match funds the maturity of the underlying assets financed under the program. The weighted average interest rate on the bonds, on an all-floating rate basis, was approximately LIBOR + 0.56% at inception. For accounting purposes, this transaction was treated as a secured financing: the underlying assets and STARs liabilities remained on the Company's Consolidated Balance Sheets, and no gain on sale was recognized.

        During the 12 months ended December 31, 2004, 2003 and 2002 the Company incurred an aggregate net loss on early extinguishment of debt of approximately $13.1 million, $0 and $12.2 million, respectively, as a result of the early retirement of certain debt obligations.

        As of December 31, 2004, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2005	$189,979
2006	190,257
2007	270,493
2008	1,400,000
2009	706,251
Thereafter	1,905,928

Total principal maturities	4,662,908
Net unamortized debt discounts	(53,582)
Impact of pay-floating swap agreement	(3,652)

Total debt obligations	$4,605,674

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

        DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the 12 months ended December 31, 2004 and 2003, the Company issued a total of approximately 427,000 and 2.6 million shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the 12 months ended December 31, 2004 and 2003, were approximately $17.6 million and $89.1 million, respectively. There are approximately 3.1 million shares available for issuance under the plan as of December 31, 2004.

        Stock Repurchase Program—The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of December 31, 2004, the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. The Company has not repurchased any shares under the stock repurchase program since November 2000.

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

        The Company has entered into the following cash flow and fair value hedges that are outstanding as of December 31, 2004. All hedges are currently effective and no ineffectiveness exists. The net value (liability) associated with these hedges is reflected on the Company's Consolidated Balance Sheets (in thousands).

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date	Maturity Date	Estimated Value at December 31, 2004
Pay-Fixed Swap	$125,000	2.885%	1/23/03	6/25/06	$544
Pay-Fixed Swap	125,000	2.838%	2/11/03	6/25/06	632
Pay-Fixed Swap	67,000	4.659%	12/09/04	3/31/15	217
Pay-Fixed Swap	67,000	4.659%	12/09/04	3/31/15	217
Pay-Fixed Swap	66,000	4.660%	12/09/04	3/31/15	208
Pay-Floating Swap	200,000	4.381%	12/17/03	12/15/10	(55)
Pay-Floating Swap	105,000	3.678%	1/15/04	1/15/09	(1,339)
Pay-Floating Swap	100,000	4.345%	12/17/03	12/15/10	(219)
Pay-Floating Swap	100,000	3.878%	11/27/02	8/15/08	1,030
Pay-Floating Swap	100,000	3.713%	1/15/04	1/15/09	(1,128)
Pay-Floating Swap	100,000	3.686%	1/15/04	1/15/09	(1,239)
Pay-Floating Swap	50,000	3.810%	11/27/02	8/15/08	389
Pay-Floating Swap	50,000	4.290%	12/17/03	12/15/10	(256)
Pay-Floating Swap	45,000	3.684%	1/15/04	1/15/09	(562)
LIBOR Cap	345,000	8.000%	5/22/02	5/28/14	4,465
LIBOR Cap	135,000	6.000%	9/29/03	10/15/06	19

Total Estimated Value					$2,923

        Between January 1, 2003 and December 31, 2004, the Company also had outstanding the following cash flow hedges that have expired or been settled (in thousands):

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date		Maturity Date
Pay-Fixed Swap	$235,000	1.135%	3/11/04		9/15/04
Pay-Fixed Swap	200,000	1.144%	3/11/04		9/15/04
Pay-Fixed Swap	200,000	1.144%	3/11/04		9/15/04
Pay-Fixed Swap	125,000	7.058%	6/15/00		6/25/03
Pay-Fixed Swap	125,000	7.055%	6/15/00		6/25/03
Pay-Fixed Swap	100,000	4.139%	9/29/03		1/2/11
Pay-Fixed Swap	100,000	4.643%	9/29/03		1/2/14
Pay-Fixed Swap	100,000	4.484%	1/16/04		5/1/14
Pay-Fixed Swap	75,000	5.580%	11/4/99	(1)	12/1/04
Pay-Fixed Swap	50,000	4.502%	1/16/04		5/1/14
Pay-Fixed Swap	50,000	4.500%	1/16/04		5/1/14
LIBOR Cap	75,000	7.750%	11/4/99	(1)	12/1/04
LIBOR Cap	35,000	7.750%	11/4/99	(1)	12/1/04

Explanatory Note:

(1)
Acquired in connection with the TriNet Acquisition (see Note 1).

        On December 9, 2004, the Company entered into three forward starting swaps all with ten-year terms and rates of 4.659%, 4.659% and 4.660% and notional amounts of $67.0 million, $67.0 million and $66.0 million, respectively, and are being used to lock-in swap rates related to a portion of planned future corporate unsecured fixed-rate bond issuances. These three swaps were settled on March 1, 2005 in connection with the Company's issuance of $700.0 million of seven-year Senior Notes (see Note 17).

        On March 11, 2004, the Company entered into three pay-fixed interest rate swaps all with six-month terms, rates of 1.135%, 1.144% and 1.144% and notional amounts of $235.0 million, $200.0 million and $200.0 million, respectively. These three swaps matured on September 15, 2004.

        On January 16, 2004, the Company entered into three forward starting swaps all with ten-year terms and rates of 4.484%, 4.502% and 4.500% and notional amounts of $100.0 million, $50.0 million and $50.0 million, respectively, and were used to lock-in swap rates related to a portion of planned future corporate unsecured fixed-rate bond issuances. These three swaps were settled in connection with the Company's issuance of $250.0 million of ten-year Senior Notes in March 2004.

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

        During 2003, the Company entered into two 90-day forward starting swaps each having a $100.0 million notional amount. These pay-fixed swaps which were effective in September 2003, had rates of 4.139% and 4.643%, had seven-year and ten-year terms, respectively, and were used to lock-in swap rates related to a portion of planned future corporate unsecured fixed-rate bond issuances. These two swaps were settled in connection with the Company's issuance of $350.0 million of seven-year Senior Notes and $150.0 million of ten-year Senior Notes. In addition, effective in September 2003, the Company entered into a $135.0 million cap with a rate of 6.00% to hedge the Company's current outstanding floating-rate debt. This cap has a three-year term. Further, the Company entered into two $125.0 million forward starting swaps in the first quarter 2003 that became effective in June 2003. These forward starting swaps replaced the two $125.0 million pay-fixed swaps that expired in June 2003. The two new pay-fixed swaps have a three-year term and expire on June 25, 2006.

        In addition, in connection with a portion of the Company's fixed-rate corporate bonds, the Company entered into three pay-floating interest rate swaps in December 2003 struck at 4.381%, 4.345% and 4.290% with notional amounts of $200.0 million, $100.0 million and $50.0 million, respectively, and maturing on December 15, 2010 and also entered into two pay-floating interest rate swaps in November 2002 struck at 3.8775% and 3.810% with notional amounts of $100.0 million and $50.0 million, respectively, and maturing on August 15, 2008. The Company pays six-month LIBOR on the swaps entered into in December 2003 and one-month LIBOR on the swaps entered into in November 2002 and receives the stated fixed rate in return. These swaps mitigate the risk of changes in the fair value of $350.0 million of seven-year Senior Notes and $150.0 million of ten-year Senior Notes attributable to changes in LIBOR. For accounting purposes, the difference between the fixed rate received and the LIBOR rate paid on the notional amount of the swap is recorded as "Interest expense" on the Company's Consolidated Statements of Operations. In addition, the Company adjusts the value of the swap to its fair value and adjusts the carrying amount of the hedged liability by an offsetting amount on a quarterly basis.

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

        Substantially all of the Company's CTL assets (including those held by joint ventures) and loans and other lending investments are collateralized by facilities located in the United States, with significant concentrations (i.e., greater than 10.00%) as of December 31, 2004 in California (19.49%). As of December 31, 2004, the Company's investments also contain greater than 10.00% concentrations in the following asset types: office-CTL (23.13%), industrial (16.17%), office-lending (12.43%) and entertainment/leisure (10.71%).

        The Company underwrites the credit of prospective borrowers and customers and often requires them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company's loans and other lending investments and corporate customer lease assets are geographically diverse and the borrowers and customers operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or customer, the inability of that borrower or customer to make its payment could have an adverse effect on the Company. As of December 31, 2004, the Company's five largest borrowers or corporate customers collectively accounted for approximately 15.08% of the Company's aggregate annualized interest and operating lease revenue of which no single customer accounts for more than 4.45%.

Note 10—Stock-Based Compensation Plans and Employee Benefits

        The Company's 1996 Long-Term Incentive Plan (the "Plan") is designed to provide incentive compensation for officers, other key employees and directors of the Company. The Plan provides for awards of stock options and shares of restricted stock and other performance awards. The maximum number of shares of Common Stock available for awards under the Plan is 9.00% of the outstanding shares of Common Stock, calculated on a fully diluted basis, from time to time, provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 5.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan, other than automatic awards to non-employee directors, are at the discretion of the Board of Directors or a committee of the Board of Directors. At December 31, 2004, a total of approximately 10.1 million shares of Common Stock were available for awards under the Plan, of which options to purchase approximately 1.3 million shares of Common Stock were outstanding and approximately 411,000 shares of restricted stock were outstanding. A total of approximately 914,000 shares remain available for awards under the Plan as of December 31, 2004.

        Changes in options outstanding during each of the fiscal 2002, 2003 and 2004 are as follows:

	Number of Shares
	Employees	Non-Employee Directors	Other	Weighted Average Strike Price
Options outstanding, December 31, 2001	3,645,058	583,532	896,676	$18.98
Granted in 2002	—	80,000	—	$27.83
Exercised in 2002	(488,674)	(190,650)	(164,683)	$18.63
Forfeited in 2002	(16,907)	(4,600)	—	$24.87

Options outstanding, December 31, 2002	3,139,477	468,282	731,993	$18.77
Granted in 2003	15,500	—	—	$14.72
Exercised in 2003	(843,624)	(235,746)	(389,594)	$18.99
Forfeited in 2003	(2,300)	(13,850)	—	$26.14
Transferred in 2003(1)	—	(63,692)	63,692	$27.15

Options outstanding, December 31, 2003	2,309,053	154,994	406,091	$18.59
Granted in 2004	—	—	—	—
Exercised in 2004	(1,316,070)	(36,600)	(98,527)	$19.23
Forfeited in 2004	(83,730)	(14,600)	—	$17.14

Options outstanding, December 31, 2004	909,253	103,794	307,564	$17.99

Explanatory Note:

(1)
Transfer of shares due to the down-size of Board of Directors on June 2, 2003.

        The following table summarizes information concerning outstanding and exercisable options as of December 31, 2004:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
Exercise Price	Options Outstanding	Remaining Contractual Life	Currently Exercisable
$14.72	486,214	4.12	475,881
$16.88	406,461	5.01	406,461
$17.38	16,667	5.21	16,667
$19.69	231,783	6.00	231,783
$20.94	25,000	5.68	25,000
$24.13	6,900	0.42	6,900
$24.94	40,000	6.38	40,000
$26.09	13,800	1.41	13,800
$26.97	2,000	6.45	2,000
$27.00	25,000	6.48	25,000
$28.54	3,396	3.34	3,396
$29.82	58,296	7.41	58,296
$55.39	5,094	4.42	5,094

	1,320,611	4.98	1,310,278

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

        If the Company's compensation costs had been determined using the fair value method of accounting for stock options issued under the Plan to employees and directors prescribed by SFAS No. 123 prior to 2002, the Company's net income for the fiscal years ended December 31, 2004, 2003 and 2002, would have been reduced on a pro forma basis by approximately $0, $96,000 and $188,000 respectively. This would not have significantly impacted the Company's earnings per share

	2004	2003	2002
Expected life (in years)	N/A	5	5
Risk-free interest rate	N/A	3.13%	4.38%
Volatility	N/A	17.64%	16.23%
Dividend yield	N/A	9.57%	8.45%
Weighted average grant date fair value	N/A	$5.26	$1.38

        Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

        During the year ended December 31, 2004, the Company granted 36,205 restricted shares to employees that vest proportionately over three years on the anniversary date of the initial grant of which 34,280 remain outstanding. In addition, in connection with the Chief Executive Officer's employment agreement 236,167 restricted shares were issued on March 31, 2004 (see detailed information below).

        During the year ended December 31, 2003, the Company granted 40,600 restricted shares to employees that vest proportionately over three years on the anniversary date of the initial grant of which 21,604 remain outstanding as of December 31, 2004.

        During the year ended December 31, 2002, the Company granted 199,350 restricted shares to employees. Of these shares, 44,350 will vest proportionately over three years on the anniversary date of the initial grant. Of the 44,350 shares granted, 10,030 remain outstanding as of December 31, 2004. The balance of 155,000 restricted shares granted to several employees vested on March 31, 2004 due to the satisfaction of the following circumstances: (1) the employee remained employed until that date; and (2) the 60-day average closing price of the Company's Common Stock equaled or exceeded a set floor price as of such date. The market price of the stock was $42.30 on March 31, 2004; therefore, the Company incurred a one-time charge to earnings of approximately $6.7 million (the fair market value of the 155,000 shares at $42.30 per share plus the Company's share of taxes). During the year ended December 31, 2002, the Company also granted 208,980 restricted shares to its Chief Financial Officer (see detailed information below).

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

        During the year ended December 31, 2004, the Company entered into a three-year employment agreement with its new President. This initial three-year term, and any subsequent one-year renewal term, will automatically be extended for an additional year, unless earlier terminated by prior notice from the Company or the President. Under the agreement, the President receives an annual base salary of $350,000, subject to an annual review for upward (but not downward) adjustment. Beginning with the fiscal year ending December 31, 2005, he will receive a target bonus of $650,000, subject to annual review for upward adjustment. For the year ended 2004, the President received a target bonus of $650,000, but prorated to reflect the portion of the year during which he was employed. In addition, the President purchased a 20.00% interest in both the Company's 2005 and 2006 high performance unit program for directors and executive officers. The President will also have the option to buy 25.00%, 30.00% and 35.00% in the Company's 2007, 2008, and 2009 high performance unit program for directors and executive officers. The President shall also receive an allocation of 25.00% of the interests in the Company's proposed New Business Crossed Incentive Compensation Program, which is a program that is intended to provide incentive compensation based upon the performance of new business lines to be identified by the Company.

        During the year ended December 31, 2002, the Company entered into a three-year employment agreement with its new Chief Financial Officer. Under the agreement, the Chief Financial Officer receives an annual base salary of $225,000. She may also receive a bonus, which is targeted to be $325,000, subject to an annual review for upward or downward adjustment. In addition, the Company granted the Chief Financial Officer 108,980 contingently vested restricted stock awards. These awards become vested on December 31, 2005 if the executive's employment with the Company has not terminated before such date. Dividends will be paid on the restricted shares as dividends are paid on shares of the Company's Common Stock. These dividends are accounted for in a manner consistent with the Company's Common Stock dividends, as a reduction to retained earnings. For accounting purposes, the Company is currently taking a total charge of approximately $3.0 million related to the restricted stock awards, which is being amortized over the period from November 6, 2002 through December 31, 2005. This charge is reflected on the Company's Consolidated Statements of Operations in "General and administrative—stock-based compensation."

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

High Performance Unit Program

        In May 2002, the Company's shareholders approved the iStar Financial High Performance Unit ("HPU") Program. The program, as more fully described in the Company's annual proxy statement dated April 8, 2002, is a performance-based employee compensation plan that only has material value to the participants if the Company provides superior returns to its shareholders. The program entitles the employee participants ("HPU holders") to receive distributions in the nature of Common Stock dividends if the total rate of return on the Company's Common Stock (share price appreciation plus dividends) exceeds certain performance levels.

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

        The employee participants have purchased their interests in High Performance Common Stock through a limited liability company at purchase prices approved by the Company's Board of Directors. The Company's Board of Directors has established the prices of the High Performance Common Stock based upon, among other things, an independent valuation from a major securities firm. The aggregate initial purchase prices were set on June 25, 2002 and were approximately $2.8 million, $1.8 million and $1.4 million for the 2002, 2003 and 2004 plans, respectively. No employee is permitted to exchange his or her interest in the LLC for shares of High Performance Common Stock prior to the applicable valuation date.

        The total shareholder return for the valuation period under the 2002 plan was 21.94%, which exceeded both the fixed performance threshold of 10.00% and the industry index return of (5.83%). As a result of this superior performance, the participants in the 2002 plan are entitled to receive distributions equivalent to the amount of dividends payable on 819,254 shares of the Company's Common Stock, as and when such dividends are paid. Such dividend payments began with the first quarter 2003 dividend. The Company will pay dividends on the 2002 plan shares in the same amount per equivalent share and on the same distribution dates that shares of the Company's Common Stock are paid. The Company has the right, but not the obligation, to repurchase at cost 50.00% of the interests earned by an employee in the 2002 plan if the employee breaches certain non-competition, non-solicitation and confidentiality covenants through January 1, 2005.

        The total shareholder return for the valuation period under the 2003 plan was 78.29%, which exceeded the fixed performance threshold of 20.00% and the industry index return of 24.66%. The plan was fully funded and was limited to 1.00% of the average monthly number of fully diluted shares of the Company's Common Stock during the valuation period. As a result of the Company's superior performance, the participants in the 2003 plan are entitled to receive distributions equivalent to the amount of dividends payable on 987,149 shares of the Company's Common Stock, as and when such dividends are paid. Such dividend payments began with the first quarter 2004 dividend. The Company will pay dividends on the 2003 plan shares in the same amount per equivalent share and on the same distribution dates that shares of the Company's Common Stock are paid.

        The total shareholder return for the valuation period under the 2004 plan was 115.47%, which exceeded the fixed performance threshold of 30.00% and the industry index return of 55.05%. The plan was fully funded and was limited to 1.00% of the average monthly number of fully diluted shares of the Company's Common Stock during the valuation period. As a result of the Company's superior performance, the participants in the 2004 plan are entitled to receive distributions equivalent to the amount of dividends payable on 1,031,875 shares of the Company's Common Stock, as and when such dividends are paid. Such dividend payments will begin with the first quarter 2005 dividend. The Company will pay dividends on the 2004 plan shares in the same amount per equivalent share and on the same distribution dates that shares of the Company's Common Stock are paid.

        A new 2005 plan has been established with a three-year valuation period ending December 31, 2005. Awards under the 2005 plan were approved on January 14, 2003. The 2005 plan has 5,000 shares of High Performance Common Stock with an aggregate initial purchase price of $617,000. As of December 31,

2004 the Company has received a net contribution of $586,000 under this plan. The purchase price of the High Performance Common Stock was established by the Company's Board of Directors based upon, among other things, an independent valuation from a major securities firm. The provisions of the 2005 plan are substantially the same as the prior plans.

        A new 2006 plan has been established with a three-year valuation period ending December 31, 2006. Awards under the 2006 plan were approved on January 23, 2004. The 2006 plan had 5,000 shares of High Performance Common Stock with an aggregate initial purchase price of $715,000. As of December 31, 2004 the Company has received a net contribution of $687,000 under this plan. The purchase price of the High Performance Common Stock was established by the Company's Board of Directors based upon, among other things, an independent valuation from a major securities firm. The provisions of the 2006 plan are substantially the same as the prior plans.

        A new 2007 plan has been established with a three-year valuation period ending December 31, 2007. Awards under the 2007 plan were approved in January 2005. The 2007 plan had 5,000 shares of High Performance Common Stock with an aggregate initial purchase price of $643,000. The purchase price of the High Performance Common Stock was established by the Company's Board of Directors based upon, among other things, an independent valuation from a major securities firm. The provisions of the 2007 plan are substantially the same as the prior plans.

        The additional equity from the issuance of the High Performance Common Stock is recorded as a separate class of stock and included within shareholders' equity on the Company's Consolidated Balance Sheets. Net income allocable to common shareholders will be reduced by the HPU holders' share of dividends paid and undistributed earnings, if any.

401(k) Plan

        Effective November 4, 1999, the Company implemented a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50.00% of the first 10.00% of the participant's annual compensation. The Company made gross contributions of approximately $523,000, $424,000 and $356,000 for the 12 months ended December 31, 2004, 2003 and 2002, respectively.

Note 11—Earnings Per Share

        The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the years ended December 31, 2004, 2003 and 2002, respectively (in thousands, except per share data):

	2004	2003	2002
Numerator:
Income from continuing operations	$198,953	$264,817	$191,608
Preferred dividend requirements	(51,340)	(36,908)	(36,908)

Income allocable to common shareholders and HPU holders before income from discontinued operations and gain from discontinued operations(1)	147,613	227,909	154,700
Income from discontinued operations	18,119	22,173	22,945
Gain from discontinued operations	43,375	5,167	717

Net income allocable to common shareholders and HPU holders(1)	$209,107	$255,249	$178,362

Denominator:
Weighted average common shares outstanding for basic earnings per common share	110,205	100,314	89,886
Add: effect of assumed shares issued under treasury stock method for stock options, restricted shares and warrants	1,322	1,897	1,645
Add: effect of contingent shares	639	1,667	1,118
Add: effect of joint venture shares	298	223	—

Weighted average common shares outstanding for diluted earnings per common share	112,464	104,101	92,649

Basic earnings per common share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations(2)	$1.31	$2.25	$1.72
Income from discontinued operations	0.17	0.22	0.25
Gain from discontinued operations	0.39	0.05	0.01

Net income allocable to common shareholders(2)	$1.87	$2.52	$1.98

Diluted earnings per common share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations(3)(4)	$1.28	$2.17	$1.67
Income from discontinued operations	0.16	0.21	0.25
Gain from discontinued operations	0.39	0.05	0.01

Net income allocable to common shareholders(3)(4)	$1.83	$2.43	$1.93

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the 12 months ended December 31, 2004, 2003 and 2002, excludes $3,314, $2,066 and $0 of net income allocable to HPU holders, respectively.

(3)
For the 12 months ended December 31, 2004, 2003 and 2002, excludes $3,265, $1,994 and $0 of net income allocable to HPU holders diluted, respectively.
(4)
For the 12 months ended December 31, 2004, 2003 and 2002, includes $3, $167 and $0 of joint venture income, respectively.

        For the years ended December 31 2004, 2003, and 2002 the following shares were antidilutive:

	For the Years Ended December 31,
	2004	2003	2002
Stock options	5,000	5,000	167,000
Joint venture shares	73,000	—	371,000
Warrants	—	—	6,100,000

Note 12—Comprehensive Income

        Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. Total comprehensive income was $257.4 million, $295.5 million and $228.1 million for the 12 months ended December 31, 2004, 2003 and 2002, respectively. The primary components of comprehensive income, other than net income, consist of amounts attributable to the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges and changes in the fair value of the Company's available-for-sale investments.

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands)
Net income	$260,447	$292,157	$215,270
Other comprehensive income:
Reclassification of gains on securities into earnings upon realization	(6,743)	(12,031)	—
Reclassification of gains/losses on qualifying cash flow hedges into earnings	6,212	12,601	16,299
Unrealized gains on available-for-sale investments	2,075	8,103	7,601
Unrealized losses on cash flow hedges	(4,638)	(5,364)	(11,109)

Comprehensive income	$257,353	$295,466	$228,061

        Unrealized gains on available-for-sale investments and cash flow hedges are recorded as adjustments to shareholders' equity through "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included in net income unless realized.

        As of December 31, 2004 and 2003, accumulated other comprehensive income (losses) reflected in the Company's shareholders' equity is comprised of the following (in thousands):

	As of December 31,
	2004	2003
Unrealized gains on available-for-sale investments	$4,694	$9,362
Unrealized losses on cash flow hedges	(6,780)	(8,354)

Accumulated other comprehensive income (losses)	$(2,086)	$1,008

        Over time, the unrealized gains and losses held in other comprehensive income will be reclassified to earnings in the same period(s) in which the hedged items are recognized in earnings. The current balance held in other comprehensive income is expected to be reclassified to earnings over the lives of the current hedging instruments, or for the realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable. The Company expects that $3.0 million will be reclassified into earnings as an increase in interest expense over the next 12 months.

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

        For the year ended December 31, 2004, total dividends declared by the Company aggregated $310.7 million, or $2.79 per share on Common Stock consisting of quarterly dividends of $0.6975 which were declared on April 1, 2004, July 1, 2004, October 1, 2004 and December 1, 2004. For tax reporting purposes, the 2004 dividends were classified as 49.15% ($1.3713) ordinary income, 2.20% ($0.0613) 15.00% capital gain, 7.45% ($0.0278) 25.00% Section 1250 capital gain and 41.20% ($1.1496) return of capital for those shareholders who held shares of the Company for the entire year. The Company also declared and paid dividends aggregating $8.0 million, $11.0 million, $7.8 million, $6.1 million and $7.4 million, respectively, on its Series D, E, F, G and I preferred stock, respectively, during the 12 months ended December 31, 2004.

        In connection with the redemption of the Series H preferred stock on January 27, 2004 the Company paid a dividend of $87,656 representing unpaid dividends of $0.49 per share for the 5 days the preferred stock was outstanding.

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

        The 2002, 2003 and 2004 High Performance Unit Program reached their valuation dates on December 31, 2002, 2003 and 2004, respectively. Based on the Company's 2002, 2003 and 2004 total rate of return, the participants are entitled to receive dividends on 819,254 shares, 987,149 shares and 1,031,875 shares, respectively, of the Company's Common Stock. The Company will pay dividends on these units in the same amount per equivalent share and on the same distribution dates as shares of the Company's Common Stock. Such dividend payments for the 2002 plan began with the first quarter 2003 dividend, such dividends for the 2003 plan began with the first quarter 2004 dividend and such dividends for the 2004 plan will begin with the first quarter 2005 dividend. All dividends to HPU holders will reduce net income allocable to common shareholders when paid. Additionally, net income allocable to common shareholders will be reduced by the HPU holders' share of undistributed earnings, if any.

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

        Debt obligations—A portion of the Company's existing debt obligations bear interest at fixed margins over LIBOR. Such margins may be higher or lower than those at which the Company could currently replace the related financing arrangements. Other obligations of the Company bear interest at fixed rates, which may differ from prevailing market interest rates. As a result, the fair values of the Company's debt obligations were estimated by discounting current debt balances from December 31, 2004 and 2003 to maturity using estimated current market rates at which the Company could enter into similar financing arrangements.

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

        The book and fair values of financial instruments as of December 31, 2004 and 2003 were (in thousands):

	2004		2003
	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Loans and other lending investments	$3,988,625	$4,272,749	$3,736,110	$3,978,715
Marketable securities	9,494	9,494	20,265	20,265
Provision for loan losses	(42,436)	(42,436)	(33,436)	(33,436)
Financial liabilities:
Debt obligations	4,605,674	4,805,055	4,113,732	4,253,279
Interest rate protection agreements	2,923	2,923	6,506	6,506

Note 15—Segment Reporting

        Statement of Financial Accounting Standard No. 131 ("SFAS No. 131") establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders.

        The Company has two reportable segments: Real Estate Lending and Corporate Tenant Leasing. The Company does not have any foreign operations. The accounting policies of the segments are the same as those described in Note 3. The Company has no single customer that accounts for more than 3.85% of annualized total revenues (see Note 9 for other information regarding concentrations of credit risk).

        The Company evaluates performance based on the following financial measures for each segment:

	Real Estate Lending	Corporate Tenant Leasing	Corporate/ Other(1)	Company Total
	(In thousands)
2004:
Total revenues(2):	$399,669	$291,942	$2,813	$694,424
Equity in earnings (loss) from joint ventures and unconcolidated subsidiaries:	—	2,909	—	2,909
Total operating and interest expense(3):	57,673	140,933	299,058	497,664
Net operating income(4):	341,996	153,918	(296,245)	199,669
Total long-lived assets(5):	3,946,189	2,877,042	N/A	6,823,231
Total assets:	4,022,729	3,068,242	129,266	7,220,237
2003:
Total revenues(2):	$338,566	$234,303	$242	$573,111
Equity in earnings (loss) from joint ventures and unconcolidated subsidiaries:	—	(2,019)	(2,265)	(4,284)
Total operating and interest expense(3):	90,648	114,387	98,726	303,761
Net operating income(4):	247,918	117,897	(100,749)	265,066
Total long-lived assets(5):	3,702,674	2,535,885	N/A	6,238,559
Total assets:	3,810,679	2,729,716	120,195	6,660,590
2002:
Total revenues(2):	$279,157	$214,824	$(324)	$493,657
Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries:	—	5,081	(3,859)	1,222
Total operating and interest expense(3):	94,273	92,903	115,933	303,109
Net operating income(4):	184,884	127,002	(120,116)	191,770
Total long-lived assets(5):	3,050,342	2,291,805	N/A	5,342,147
Total assets:	3,126,219	2,442,087	43,391	5,611,697

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

(3)
Total operating and interest expense represents provision for loan losses and loss on early extinguishment of debt for the Real Estate Lending business and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. Interest expense on unsecured notes, general and administrative expense and general and administrative-stock-based compensation is included in Corporate and Other for all periods. Depreciation and amortization of $64.5 million, $50.6 million and $42.6 million for the years ended December 31, 2004, 2003 and 2002, respectively, are included in the amounts presented above.

(4)
Net operating income represents income before minority interest, income (loss) from discontinued operations and gain from discontinued operations.

(5)
Total long-lived assets is comprised of Loans and other lending investments, net and Corporate tenant lease assets, net, for each respective segment.

Note 16—Quarterly Financial Information (Unaudited)

      The following table sets forth the selected quarterly financial data for the Company (in thousands, except per share amounts).

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
2004:
Revenue	$186,387	$173,262	$173,751	$161,024
Net income (loss)	127,442	85,102	83,019	(35,116)
Net income (loss) allocable to common shares	114,997	73,331	71,276	(53,811)
Net income (loss) per common share-basic	$1.03	$0.66	$0.64	$(0.50)
Weighted average common shares outstanding-basic	111,402	111,230	110,695	107,468
2003:
Revenue	$155,806	$143,582	$139,858	$133,865
Net income	79,580	74,878	69,746	67,953
Net income allocable to common shares	68,835	66,082	60,025	58,241
Net income per common share-basic	$0.67	$0.66	$0.60	$0.59
Weighted average common shares outstanding-basic	102,603	100,687	99,445	98,472

Note 17—Subsequent Events

        Acquisition of Falcon Financial—On January 20, 2005, the Company signed a definitive agreement to acquire Falcon Financial Investment Trust, an independent finance company dedicated to providing long-term capital to automotive dealers throughout the United States. Falcon Financial was a borrower of the Company at the time of signing the definitive agreement. Under the terms of the agreement, the Company commenced a cash tender offer to acquire all of Falcon Financial's outstanding shares at a price of $7.50 per share for an aggregate equity purchase of approximately $120.0 million. The offer expired on February 28, 2005 and as of the expiration approximately 15.6 million common shares of beneficial interest, representing approximately 97.7% of Falcon Financial's issued and outstanding shares, had been tendered and not withdrawn. On March 3, 2005, the Company completed a merger of Falcon Financial with an acquisition subsidiary of the Company. As a result of the merger, all outstanding shares of Falcon Financial not purchased by the Company in the tender were converted into the right to receive $7.50 per share, without interest and the Company acquired 100% ownership of Falcon Financial.

        Acquisition of Substantial Minority Interest in Oak Hill Advisors—On February 15, 2005, the Company signed a definitive agreement to make a substantial minority investment in Oak Hill Advisors, a premier asset management firm that focuses on corporate credit-oriented investment strategies for institutional investors. The Company agreed to issue approximately $49 million of its shares of Common Stock to the selling partners as part of the consideration for this investment. In addition, the Company agreed to appoint one of the selling partners to its Board of Directors. The Company expects to account for this transaction under the equity method. The transaction is expected to close in the first half of 2005.

        Investment in Acquisition of LNR Property Corporation—The Company provided debt and equity to Blackacre/Cerberus Capital Management, L.P. and senior executives of LNR Property Corporation in connection with their acquisition and subsequent privatization of LNR Property Corporation. LNR is a diversified company that owns a portfolio of operating real estate assets, development properties and real estate securities, and is the largest special servicer in the CMBS market.

        TriNet Bond Exchange—On March 1, 2005, the Company exchanged its TriNet 7.70% Senior Notes due 2017 for iStar Financial 5.70% Series B Senior Notes due 2014 in accordance with the exchange offer and consent solicitation issued on January 25, 2005. For each $1,000 principal amount of TriNet Notes tendered, holders received approximately $1,171 principal amount of iStar Notes. A total of $117.0 million aggregate principal amount of iStar Notes were issued. The iStar Notes issued in the exchange offer form part of the series of iStar Financial 5.70% Series B Notes due 2014 issued on March 9, 2004.

        Capital Market and Hedging Transactions—On March 1, 2005, the Company issued $700.0 million of fixed rate 5.15% Senior Notes due 2012 and $400.0 million of Senior Floating Rate Notes due 2008 which will bear interest equal to three-month LIBOR + 0.39%. The Company used the proceeds to repay outstanding balances on its revolving credit facilities. In connection with the $700.0 million seven-year bond issuance the Company settled three forward-starting swaps that were entered into in December 2004.

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Additions Charges to Other Accounts	Deductions	Balance at End of Period
For the Year Ended December 31, 2002
Provision for loan losses(1)(2)	$21,000	$8,250	$—	$—	$29,250
Allowance for doubtful accounts(2)	323	284	—	—	607

	$21,323	$8,534	$—	$—	$29,857
For the Year Ended December 31, 2003
Provision for loan losses(1)(2)	$29,250	$7,500	$—	$(3,314)	$33,436
Allowance for doubtful accounts(2)	607	193	—	—	800

	$29,857	$7,693	$—	$(3,314)	$34,236
For the Year Ended December 31, 2004
Provision for loan losses(1)(2)	$33,436	$9,000	$—	$—	$42,436
Allowance for doubtful accounts(2)	800	70	—	—	870

	$34,236	$9,070	$—	$—	$43,306

Explanatory Notes:

(1)
See Note 4 to the Company's Consolidated Financial Statements.
(2)
See Note 3 to the Company's Consolidated Financial Statements.

iStar Financial Inc.

Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation

As of December 31, 2004

(Dollars in thousands)

						Gross Amount Carried at Close of Period
			Initial Cost to Company
					Cost Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
OFFICE FACILITIES:
Tempe	AZ	$—	$1,512	$9,732	$—	$1,512	$9,732	$11,244	$1,257	1999	40.0
Tempe	AZ	—	1,033	6,652	—	1,033	6,652	7,685	859	1999	40.0
Tempe	AZ	—	1,033	6,652	205	1,033	6,857	7,890	870	1999	40.0
Tempe	AZ	—	1,033	6,652	8	1,033	6,660	7,693	859	1999	40.0
Tempe	AZ	—	701	4,339	50	701	4,389	5,090	561	1999	40.0
Anaheim	CA	—	3,512	13,379	45	3,512	13,424	16,936	1,734	1999	40.0
Commerce	CA	9,140	3,454	12,915	—	3,454	12,915	16,369	1,668	1999	40.0
Cupertino	CA	—	7,994	19,037	2	7,994	19,039	27,033	2,459	1999	40.0
Dublin	CA	67,113	17,040	84,549	—	17,040	84,549	101,589	6,096	2002	40.0
Fremont	CA	—	880	4,846	—	880	4,846	5,726	626	1999	40.0
Mountain View	CA	—	12,834	28,158	—	12,834	28,158	40,992	3,637	1999	40.0
Mountain View	CA	—	5,798	12,720	—	5,798	12,720	18,518	1,643	1999	40.0
Palo Alto	CA	8,756	—	19,168	37	—	19,205	19,205	2,479	1999	40.0
Redondo Beach	CA	—	2,598	9,212	—	2,598	9,212	11,810	1,190	1999	40.0
San Diego	CA	3,368	1,530	3,060	—	1,530	3,060	4,590	395	1999	40.0
Sunnyvale	CA	—	15,708	27,987	2,970	15,708	30,957	46,665	4,935	2004	40.0
Thousand Oaks	CA	16,021	4,563	24,911	—	4,563	24,911	29,474	3,218	1999	40.0
Aurora	CO	2,761	580	3,677	(32)	580	3,645	4,225	287	2001	40.0
Englewood	CO	—	1,757	16,930	614	1,757	17,544	19,301	2,380	1999	40.0
Englewood	CO	—	2,967	15,008	152	2,967	15,160	18,127	1,943	1999	40.0
Englewood	CO	—	8,536	27,428	7,596	8,536	35,024	43,560	4,098	1999	40.0
Ft. Collins	CO	11,850	—	16,752	—	—	16,752	16,752	1,156	2002	40.0
Westminster	CO	—	307	3,524	—	307	3,524	3,831	455	1999	40.0
Westminster	CO	—	616	7,290	—	616	7,290	7,906	942	1999	40.0
Jacksonville	FL	—	1,384	3,911	—	1,384	3,911	5,295	505	1999	40.0
Jacksonville	FL	2,257	877	2,237	477	877	2,714	3,591	360	1999	40.0
Jacksonville	FL	6,101	2,366	6,072	1,142	2,366	7,214	9,580	962	1999	40.0
Plantation	FL	—	7,125	23,648	255	7,125	23,903	31,028	602	2003	40.0
Tampa	FL	10,718	1,920	18,435	—	1,920	18,435	20,355	1,370	2002	40.0
Alpharetta	GA	—	905	6,744	136	905	6,880	7,785	885	1999	40.0
Atlanta	GA	34,174	5,709	49,091	6,990	5,709	56,081	61,790	7,728	1999	40.0
Duluth	GA	7,178	1,655	14,484	48	1,655	14,532	16,187	1,877	1999	40.0
Lisle	IL	—	6,153	14,993	—	6,153	14,993	21,146	1,937	1999	40.0
Vernon Hills	IL	—	1,400	12,597	—	1,400	12,597	13,997	1,627	1999	40.0
Andover	MA	—	639	7,176	9	639	7,185	7,824	928	1999	40.0
Andover	MA	—	1,787	8,486	—	1,787	8,486	10,273	1,096	1999	40.0
Braintree	MA	—	2,225	7,403	195	2,225	7,598	9,823	966	1999	40.0
Canton	MA	—	742	3,155	111	742	3,266	4,008	418	1999	40.0
Canton	MA	—	1,409	3,890	41	1,409	3,931	5,340	507	1999	40.0
Canton	MA	—	1,077	2,746	80	1,077	2,826	3,903	370	1999	40.0
Chelmsford	MA	18,781	1,600	21,947	24	1,600	21,971	23,571	1,516	2002	40.0
Foxborough	MA	2,718	1,218	3,756	1	1,218	3,757	4,975	485	1999	40.0
Mansfield	MA	606	584	1,443	42	584	1,485	2,069	190	1999	40.0
Quincy	MA	12,369	3,562	23,420	290	3,562	23,710	27,272	3,053	1999	40.0
Lanham	MD	—	2,486	12,047	164	2,486	12,211	14,697	1,576	1999	40.0
Largo	MD	18,452	1,800	18,706	21	1,800	18,727	20,527	1,210	2002	40.0
Arden Hills	MN	—	719	6,541	1,031	719	7,572	8,291	960	1999	40.0
Jersey City	NJ	135,000	15,672	162,578	337	15,672	162,915	178,587	5,110	2003	40.0
Mt. Laurel	NJ	60,179	7,726	74,429	10	7,726	74,439	82,165	3,837	2002	40.0
Parsippany	NJ	25,886	8,242	31,758	—	8,242	31,758	40,000	1,404	2003	40.0
Riverview	NJ	14,007	1,008	13,763	—	1,008	13,763	14,771	304	2004	40.0
Riverview	NJ	26,979	2,456	28,955	42	2,456	28,997	31,453	639	2004	40.0
Columbus	OH	7,951	1,275	10,326	13	1,275	10,339	11,614	842	2001	40.0
Harrisburg	PA	17,082	690	26,098	—	690	26,098	26,788	2,142	2001	40.0
Spartanburg	SC	6,664	800	11,192	5	800	11,197	11,997	853	2001	40.0
Memphis	TN	—	2,702	25,129	—	2,702	25,129	27,831	3,246	1999	40.0

Dallas	TX	4,212	1,918	4,632	—	1,918	4,632	6,550	598	1999	40.0
Houston	TX	18,477	2,500	25,743	32	2,500	25,775	28,275	1,920	2001	40.0
Irving	TX	36,000	6,083	42,016	—	6,083	42,016	48,099	5,427	1999	40.0
Irving	TX	—	1,364	10,628	5,103	2,371	14,724	17,095	1,570	1999	40.0
Irving	TX	—	1,804	5,815	547	1,804	6,362	8,166	792	1999	40.0
Irving	TX	—	3,363	21,376	—	3,363	21,376	24,739	2,761	1999	40.0
Richardson	TX	—	1,233	15,160	36	1,233	15,196	16,429	1,676	1999	40.0
Richardson	TX	—	2,932	31,235	—	2,932	31,235	34,167	4,035	1999	40.0
Richardson	TX	—	1,230	5,660	965	1,230	6,625	7,855	762	1999	40.0
Dulles	VA	9,587	2,647	14,817	—	2,647	14,817	17,464	652	2003	40.0
McLean	VA	103,545	20,110	125,516	95	20,110	125,611	145,721	8,263	2002	40.0
Reston	VA	—	4,436	22,362	9,996	4,436	32,358	36,794	2,991	1999	40.0
Milwaukee	WI	—	1,875	13,914	—	1,875	13,914	15,789	1,797	1999	40.0

Subtotal		697,932	237,394	1,380,608	39,885	238,401	1,419,486	1,657,887	128,496

INDUSTRIAL FACILITIES:
Burlingame	CA	—	1,219	3,470	—	1,219	3,470	4,689	448	1999	40.0
City of Industry	CA	—	5,002	11,766	—	5,002	11,766	16,768	1,520	1999	40.0
East Los Angeles	CA	—	9,334	12,501	—	9,334	12,501	21,835	1,615	1999	40.0
Fremont	CA	—	1,086	7,964	—	1,086	7,964	9,050	1,029	1999	40.0
Fremont	CA	—	654	4,591	156	654	4,747	5,401	595	1999	40.0
Millbrae	CA	—	741	2,107	—	741	2,107	2,848	272	1999	40.0
Milpitas	CA	8,377	9,526	11,655	1,199	9,526	12,854	22,380	1,118	2002	40.0
Milpitas	CA	5,329	4,139	5,064	529	4,139	5,593	9,732	711	2002	40.0
Milpitas	CA	19,615	9,802	12,116	115	9,802	12,231	22,033	1,170	2002	40.0
Milpitas	CA	—	4,880	12,367	1,498	4,880	13,865	18,745	2,373	1999	40.0
Milpitas	CA	—	4,095	8,323	567	4,095	8,890	12,985	1,112	1999	40.0
Milpitas	CA	6,431	5,051	6,170	329	5,051	6,499	11,550	623	2002	40.0
Milpitas	CA	2,177	2,633	3,219	279	2,633	3,498	6,131	335	2002	40.0
Milpitas	CA	3,617	4,119	5,034	—	4,119	5,034	9,153	480	2002	40.0
Milpitas	CA	2,620	3,044	3,716	590	3,044	4,306	7,350	644	2002	40.0
Milpitas	CA	8,433	6,856	8,378	309	6,856	8,687	15,543	809	2002	40.0
Milpitas	CA	9,655	5,617	6,877	1,189	5,617	8,066	13,683	769	2002	40.0
Milpitas	CA	7,408	4,600	5,627	201	4,600	5,828	10,428	592	2002	40.0
Milpitas	CA	3,008	3,000	3,669	—	3,000	3,669	6,669	354	2002	40.0
San Jose	CA	—	9,677	23,288	1,115	9,677	24,403	34,080	3,042	1999	40.0
Walnut Creek	CA	7,708	808	8,306	552	808	8,858	9,666	1,225	1999	40.0
Walnut Creek	CA	—	571	5,874	4	571	5,878	6,449	759	1999	40.0
Jacksonville	FL	—	2,310	5,435	—	2,310	5,435	7,745	702	1999	40.0
Miami	FL	—	3,048	8,676	—	3,048	8,676	11,724	1,121	1999	40.0
Miami	FL	—	1,393	3,967	—	1,393	3,967	5,360	512	1999	40.0
Miami	FL	—	1,612	4,586	—	1,612	4,586	6,198	592	1999	40.0
Orlando	FL	—	1,476	4,198	—	1,476	4,198	5,674	542	1999	40.0
McDonough	GA	11,371	1,900	14,318	—	1,900	14,318	16,218	1,082	2001	40.0
Stockbridge	GA	13,843	1,350	18,393	—	1,350	18,393	19,743	1,390	2001	40.0
DeKalb	IL	20,764	1,600	28,015	—	1,600	28,015	29,615	2,116	2001	40.0
Dixon	IL	13,620	519	15,363	—	519	15,363	15,882	481	2003	40.0
Lincolnshire	IL	—	3,192	7,507	—	3,192	7,507	10,699	970	1999	40.0
Marion	IN	2,508	131	4,254	—	131	4,254	4,385	549	1999	40.0
Seymour	IN	16,111	550	22,240	121	550	22,361	22,911	2,239	2000	40.0
South Bend	IN	—	140	4,640	450	140	5,090	5,230	610	1999	40.0
Wichita	KS	—	213	3,189	—	213	3,189	3,402	412	1999	40.0
Campbellsville	KY	14,602	400	17,219	45	400	17,264	17,664	909	2002	40.0
Lakeville	MA	4,206	1,012	4,048	539	1,012	4,587	5,599	542	1999	40.0
Milford	MA	16,260	834	20,991	—	834	20,991	21,825	57	2004	40.0
Baltimore	MD	5,413	1,535	9,324	124	1,535	9,448	10,983	1,215	1999	40.0
Bloomington	MN	—	403	1,147	—	403	1,147	1,550	148	1999	40.0
O'Fallon	MO	—	1,388	12,700	100	1,388	12,800	14,188	1,645	1999	40.0

Belmont	NC	5,756	680	5,947	—	680	5,947	6,627	16	2004	40.0
Newington	NH	—	—	13,546	—	—	13,546	13,546	37	2004	40.0
Reno	NV	—	248	707	—	248	707	955	91	1999	40.0
Astoria	NY	—	897	2,555	—	897	2,555	3,452	330	1999	40.0
Astoria	NY	—	1,796	5,109	—	1,796	5,109	6,905	660	1999	40.0
Garden City	NY	—	8,400	6,430	—	8,400	6,430	14,830	201	2003	40.0
Lockbourne	OH	13,546	2,000	17,320	—	2,000	17,320	19,320	1,308	2001	40.0
Richfield	OH	11,103	2,327	—	12,210	2,327	12,210	14,537	983	2000	40.0
York	PA	23,533	2,850	30,713	—	2,850	30,713	33,563	2,320	2001	40.0
Philadelphia	PA	—	619	1,765	—	619	1,765	2,384	228	1999	40.0
Spartanburg	SC	—	943	16,836	—	943	16,836	17,779	2,175	1999	40.0
Memphis	TN	14,610	1,486	23,279	483	1,486	23,762	25,248	3,011	1999	40.0
Allen	TX	—	1,238	9,224	—	1,238	9,224	10,462	1,191	1999	40.0
Farmers Branch	TX	—	1,314	8,903	46	1,314	8,949	10,263	1,151	1999	40.0
Richardson	TX	—	858	8,556	—	858	8,556	9,414	1,105	1999	40.0
Terrel	TX	15,821	400	22,163	—	400	22,163	22,563	1,674	2001	40.0
Seattle	WA	—	828	2,355	—	828	2,355	3,183	304	1999	40.0

Subtotal		287,445	148,344	557,700	22,750	148,344	580,450	728,794	56,214

GROUND LEASE:
San Jose	CA	—	41,106	—	—	41,106	—	41,106	—	2000

Subtotal		—	41,106	—	—	41,106	—	41,106	—

LAND:
San Jose	CA	—	41,106	—	(16,306)	24,800	—	24,800	—	2002
Irving	TX	—	5,243	—	—	5,243	—	5,243	—	2002

Subtotal		—	46,349	—	(16,306)	30,043	—	30,043	—

ENTERTAINMENT:
Decatur	AL	—	277	357	—	277	357	634	7	2004	40.0
Huntsville	AL	—	319	414	—	319	414	733	9	2004	40.0
Chandler	AZ	—	793	1,025	—	793	1,025	1,818	22	2004	40.0
Chandler	AZ	—	521	673	—	521	673	1,194	14	2004	40.0
Glendale	AZ	—	305	393	—	305	393	698	8	2004	40.0
Mesa	AZ	—	630	813	—	630	813	1,443	17	2004	40.0
Peoria	AZ	—	590	762	—	590	762	1,352	16	2004	40.0
Phoenix	AZ	—	476	615	—	476	615	1,091	13	2004	40.0
Phoenix	AZ	—	654	844	—	654	844	1,498	18	2004	40.0
Phoenix	AZ	—	666	861	—	666	861	1,527	18	2004	40.0
Tempe	AZ	—	460	595	—	460	595	1,055	13	2004	40.0
Alameda	CA	—	1,097	1,417	—	1,097	1,417	2,514	30	2004	40.0
Bakersfield	CA	—	434	560	—	434	560	994	12	2004	40.0
Bakersfield	CA	—	332	428	—	332	428	760	9	2004	40.0
Mar Vista	CA	—	1,642	2,120	—	1,642	2,120	3,762	45	2004	40.0
Milpitas	CA	—	676	874	—	676	874	1,550	18	2004	40.0
Riverside	CA	—	720	930	—	720	930	1,650	20	2004	40.0
Rocklin	CA	—	574	742	—	574	742	1,316	16	2004	40.0
Sacramento	CA	—	392	507	—	392	507	899	11	2004	40.0
San Bernardino	CA	—	358	463	—	358	463	821	10	2004	40.0
San Diego	CA	—	—	18,000	—	—	18,000	18,000	552	2003	40.0
San Marcos	CA	—	852	1,100	—	852	1,100	1,952	23	2004	40.0
Santa Clara	CA	—	1,572	2,030	—	1,572	2,030	3,602	43	2004	40.0
Torrance	CA	—	659	851	—	659	851	1,510	18	2004	40.0
Visalia	CA	—	562	727	—	562	727	1,289	15	2004	40.0
Whittier	CA	—	896	1,157	—	896	1,157	2,053	24	2004	40.0
Arvada	CO	—	466	601	—	466	601	1,067	13	2004	40.0
Aurora	CO	—	640	826	—	640	826	1,466	17	2004	40.0
Denver	CO	—	729	941	—	729	941	1,670	20	2004	40.0
Englewood	CO	—	536	693	—	536	693	1,229	15	2004	40.0

Littleton	CO	—	412	532	—	412	532	944	11	2004	40.0
Littleton	CO	—	901	1,163	—	901	1,163	2,064	25	2004	40.0
Milford	CT	—	1,097	1,418	—	1,097	1,418	2,515	30	2004	40.0
Old Saybrook	CT	—	330	425	—	330	425	755	9	2004	40.0
Wilmington	DE	—	1,076	1,390	—	1,076	1,390	2,466	29	2004	40.0
Boynton Beach	FL	—	412	531	—	412	531	943	11	2004	40.0
Bradenton	FL	—	1,067	1,379	—	1,067	1,379	2,446	29	2004	40.0
Clearwater	FL	—	340	439	—	340	439	779	9	2004	40.0
Davie	FL	—	401	519	—	401	519	920	11	2004	40.0
Gainesville	FL	—	507	654	—	507	654	1,161	14	2004	40.0
Lakeland	FL	—	282	364	—	282	364	646	8	2004	40.0
Leesburg	FL	—	352	454	—	352	454	806	10	2004	40.0
Longwood	FL	—	404	523	—	404	523	927	11	2004	40.0
Ocala	FL	—	437	565	—	437	565	1,002	12	2004	40.0
Ocala	FL	—	532	687	—	532	687	1,219	15	2004	40.0
Ocala	FL	—	379	489	—	379	489	868	10	2004	40.0
Orange City	FL	—	486	627	—	486	627	1,113	13	2004	40.0
Orlando	FL	—	433	560	—	433	560	993	12	2004	40.0
Pembroke Pines	FL	—	497	642	—	497	642	1,139	14	2004	40.0
Sarasota	FL	—	643	831	—	643	831	1,474	17	2004	40.0
Tampa	FL	—	551	712	—	551	712	1,263	15	2004	40.0
Tampa	FL	—	364	470	—	364	470	834	10	2004	40.0
Venice	FL	—	507	654	—	507	654	1,161	14	2004	40.0
Atlanta	GA	—	510	659	—	510	659	1,169	14	2004	40.0
Augusta	GA	—	286	370	—	286	370	656	8	2004	40.0
Conyers	GA	—	474	611	—	474	611	1,085	13	2004	40.0
Marietta	GA	—	581	750	—	581	750	1,331	16	2004	40.0
Savannah	GA	—	718	929	—	718	929	1,647	20	2004	40.0
Snellville	GA	—	546	704	—	546	704	1,250	15	2004	40.0
Woodstock	GA	—	502	650	—	502	650	1,152	14	2004	40.0
Des Moines	IA	—	425	550	—	425	550	975	12	2004	40.0
Bloomington	IL	—	335	433	—	335	433	768	9	2004	40.0
Bolingbrook	IL	—	481	620	—	481	620	1,101	13	2004	40.0
Lyons	IL	—	433	559	—	433	559	992	12	2004	40.0
Springfield	IL	—	431	556	—	431	556	987	12	2004	40.0
Evansville	IN	—	542	700	—	542	700	1,242	15	2004	40.0
Louisville	KY	—	417	538	—	417	538	955	11	2004	40.0
Louisville	KY	—	365	472	—	365	472	837	10	2004	40.0
Auburn	MA	—	523	676	—	523	676	1,199	14	2004	40.0
Chicopee	MA	—	548	709	—	548	709	1,257	15	2004	40.0
Somerset	MA	—	519	671	—	519	671	1,190	14	2004	40.0
Taunton	MA	—	344	444	—	344	444	788	9	2004	40.0
Baltimore	MD	—	428	552	—	428	552	980	12	2004	40.0
Baltimore	MD	—	575	743	—	575	743	1,318	16	2004	40.0
Baltimore	MD	—	362	467	—	362	467	829	10	2004	40.0
Gaithersburg	MD	—	884	1,143	—	884	1,143	2,027	24	2004	40.0
Glen Burnie	MD	—	371	480	—	371	480	851	10	2004	40.0
Hyattsville	MD	—	399	517	—	399	517	916	11	2004	40.0
Laurel	MD	—	649	837	—	649	837	1,486	18	2004	40.0
Linthicum	MD	—	366	473	—	366	473	839	10	2004	40.0
Pikesville	MD	—	398	515	—	398	515	913	11	2004	40.0
Randallstown	MD	—	388	504	—	388	504	892	11	2004	40.0
Timonium	MD	—	1,126	1,454	—	1,126	1,454	2,580	31	2004	40.0
Benton Harbor	MI	—	309	399	—	309	399	708	8	2004	40.0
Flint	MI	—	516	666	—	516	666	1,182	14	2004	40.0
Grand Rapids	MI	—	554	716	—	554	716	1,270	15	2004	40.0
Jackson	MI	—	387	499	—	387	499	886	10	2004	40.0
Roseville	MI	—	533	689	—	533	689	1,222	15	2004	40.0

Sturgis	MI	—	356	459	—	356	459	815	10	2004	40.0
Brooklyn Center	MN	—	666	859	—	666	859	1,525	18	2004	40.0
Fridley	MN	—	359	463	—	359	463	822	10	2004	40.0
Columbia	MO	—	334	431	—	334	431	765	9	2004	40.0
Florissant	MO	—	404	522	—	404	522	926	11	2004	40.0
Kansas City	MO	—	462	596	—	462	596	1,058	13	2004	40.0
North Kansas City	MO	—	878	1,137	—	878	1,137	2,015	24	2004	40.0
Asheville	NC	—	397	512	—	397	512	909	11	2004	40.0
Cary	NC	—	476	614	—	476	614	1,090	13	2004	40.0
Charlotte	NC	—	410	529	—	410	529	939	11	2004	40.0
Charlotte	NC	—	402	519	—	402	519	921	11	2004	40.0
Durham	NC	—	948	1,224	—	948	1,224	2,172	26	2004	40.0
Goldsboro	NC	—	259	335	—	259	335	594	7	2004	40.0
Greensboro	NC	—	349	451	—	349	451	800	10	2004	40.0
Greenville	NC	—	640	826	—	640	826	1,466	17	2004	40.0
Hickory	NC	—	409	529	—	409	529	938	11	2004	40.0
Matthews	NC	—	965	1,247	—	965	1,247	2,212	26	2004	40.0
Raleigh	NC	—	475	613	—	475	613	1,088	13	2004	40.0
Winston-Salem	NC	—	494	637	—	494	637	1,131	13	2004	40.0
Aberdeen	NJ	—	1,560	2,016	—	1,560	2,016	3,576	43	2004	40.0
Wallington	NJ	—	830	1,072	—	830	1,072	1,902	23	2004	40.0
Reno	NV	—	440	568	—	440	568	1,008	12	2004	40.0
Bay Shore	NY	—	603	778	—	603	778	1,381	16	2004	40.0
Centereach	NY	—	442	570	—	442	570	1,012	12	2004	40.0
Cheektowaga	NY	—	562	726	—	562	726	1,288	15	2004	40.0
Cheektowaga	NY	—	385	498	—	385	498	883	11	2004	40.0
Depew	NY	—	350	452	—	350	452	802	10	2004	40.0
Fairport	NY	—	326	420	—	326	420	746	9	2004	40.0
Melville	NY	—	494	639	—	494	639	1,133	13	2004	40.0
Rochester	NY	—	320	413	—	320	413	733	9	2004	40.0
Rochester	NY	—	399	515	—	399	515	914	11	2004	40.0
Sayville	NY	—	959	1,238	—	959	1,238	2,197	26	2004	40.0
Shirley	NY	—	587	759	—	587	759	1,346	16	2004	40.0
Smithtown	NY	—	521	674	—	521	674	1,195	14	2004	40.0
Syosset	NY	—	711	917	—	711	917	1,628	19	2004	40.0
Syracuse	NY	—	558	722	—	558	722	1,280	15	2004	40.0
Wantagh	NY	—	747	965	—	747	965	1,712	20	2004	40.0
Webster	NY	—	683	883	—	683	883	1,566	19	2004	40.0
West Babylon	NY	—	1,492	1,928	—	1,492	1,928	3,420	41	2004	40.0
White Plains	NY	—	1,471	1,901	—	1,471	1,901	3,372	40	2004	40.0
Canton	OH	—	434	560	—	434	560	994	12	2004	40.0
Columbus	OH	—	967	1,250	—	967	1,250	2,217	26	2004	40.0
Grove City	OH	—	281	364	—	281	364	645	8	2004	40.0
Medina	OH	—	393	507	—	393	507	900	11	2004	40.0
Edmond	OK	—	431	556	—	431	556	987	12	2004	40.0
Tulsa	OK	—	954	1,232	—	954	1,232	2,186	26	2004	40.0
Albany	OR	—	373	483	—	373	483	856	10	2004	40.0
Salem	OR	—	393	507	—	393	507	900	11	2004	40.0
Boothwyn	PA	—	407	526	—	407	526	933	11	2004	40.0
Croydon	PA	—	421	543	—	421	543	964	11	2004	40.0
Pittsburgh	PA	—	409	528	—	409	528	937	11	2004	40.0
Pittsburgh	PA	—	407	527	—	407	527	934	11	2004	40.0
San Juan	PR	—	950	1,227	—	950	1,227	2,177	26	2004	40.0
Cranston	RI	—	850	1,098	—	850	1,098	1,948	23	2004	40.0
Charleston	SC	—	943	1,218	—	943	1,218	2,161	26	2004	40.0
Greenville	SC	—	332	428	—	332	428	760	9	2004	40.0
Hilton Head	SC	—	924	1,193	—	924	1,193	2,117	25	2004	40.0
Nashville	TN	—	260	337	—	260	337	597	7	2004	40.0

Addison	TX	—	1,045	1,350	—	1,045	1,350	2,395	29	2004	40.0
Arlington	TX	—	593	765	—	593	765	1,358	16	2004	40.0
Austin	TX	—	985	1,273	—	985	1,273	2,258	27	2004	40.0
Conroe	TX	—	838	1,082	—	838	1,082	1,920	23	2004	40.0
Corpus Christi	TX	—	528	681	—	528	681	1,209	14	2004	40.0
DeSoto	TX	—	480	621	—	480	621	1,101	13	2004	40.0
Euless	TX	—	975	1,258	—	975	1,258	2,233	27	2004	40.0
Garland	TX	—	1,108	1,431	—	1,108	1,431	2,539	30	2004	40.0
Houston	TX	—	425	548	—	425	548	973	12	2004	40.0
Houston	TX	—	518	670	—	518	670	1,188	14	2004	40.0
Houston	TX	—	758	979	—	758	979	1,737	21	2004	40.0
Houston	TX	—	399	516	—	399	516	915	11	2004	40.0
Houston	TX	—	375	484	—	375	484	859	10	2004	40.0
Humble	TX	—	438	566	—	438	566	1,004	12	2004	40.0
Hurst	TX	—	285	369	—	285	369	654	8	2004	40.0
Irving	TX	—	554	717	—	554	717	1,271	15	2004	40.0
Lewisville	TX	—	561	724	—	561	724	1,285	15	2004	40.0
Richardson	TX	—	753	974	—	753	974	1,727	20	2004	40.0
San Antonio	TX	—	521	674	—	521	674	1,195	14	2004	40.0
Stafford	TX	—	634	820	—	634	820	1,454	17	2004	40.0
Waco	TX	—	379	490	—	379	490	869	10	2004	40.0
Webster	TX	—	592	764	—	592	764	1,356	16	2004	40.0
Salt Lake City	UT	—	624	806	—	624	806	1,430	17	2004	40.0
Centreville	VA	—	1,134	1,464	—	1,134	1,464	2,598	31	2004	40.0
Chesapeake	VA	—	845	1,091	—	845	1,091	1,936	23	2004	40.0
Chesapeake	VA	—	884	1,143	—	884	1,143	2,027	24	2004	40.0
Fredericksburg	VA	—	953	1,230	—	953	1,230	2,183	26	2004	40.0
Grafton	VA	—	487	630	—	487	630	1,117	13	2004	40.0
Lynchburg	VA	—	425	549	—	425	549	974	12	2004	40.0
Mechanicsville	VA	—	1,151	1,488	—	1,151	1,488	2,639	31	2004	40.0
Norfolk	VA	—	546	706	—	546	706	1,252	15	2004	40.0
Petersburg	VA	—	851	1,100	—	851	1,100	1,951	23	2004	40.0
Richmond	VA	—	819	1,058	—	819	1,058	1,877	22	2004	40.0
Richmond	VA	—	958	1,237	—	958	1,237	2,195	26	2004	40.0
Virginia Beach	VA	—	788	1,018	—	788	1,018	1,806	21	2004	40.0
Williamsburg	VA	—	554	715	—	554	715	1,269	15	2004	40.0
Quincy	WA	—	1,500	6,500	—	1,500	6,500	8,000	199	2003	40.0
Milwaukee	WI	—	521	673	—	521	673	1,194	14	2004	40.0
S. Milwaukee	WI	—	413	534	—	413	534	947	11	2004	40.0
Waukesha	WI	—	542	700	—	542	700	1,242	15	2004	40.0
Wauwatosa	WI	—	793	1,023	—	793	1,023	1,816	22	2004	40.0
West Allis	WI	—	1,124	1,452	—	1,124	1,452	2,576	31	2004	40.0

Subtotal		—	112,371	167,716	—	112,371	167,716	280,087	3,776

RETAIL:
Mobile	AL	—	2,377	3,978	—	2,377	3,978	6,355	41	2004	39.00
Little Rock	AR	—	2,638	2,198	—	2,638	2,198	4,836	33	2004	33.00
Sherwood	AR	—	538	1,872	—	538	1,872	2,410	28	2004	34.00
Chandler	AZ	—	8,374	5,394	—	8,374	5,394	13,768	74	2004	36.50
Scottsdale	AZ	—	3,284	8,258	—	3,284	8,258	11,542	85	2004	40.00
Tempe	AZ	—	6,232	9,271	—	6,232	9,271	15,503	63	2004	40.00
Deland	FL	—	1,305	1,264	—	1,305	1,264	2,569	21	2004	30.00
Fort Pierce	FL	—	1,705	3,379	—	1,705	3,379	5,084	70	2004	24.00
Fort Pierce	FL	—	2,101	3,791	—	2,101	3,791	5,892	49	2004	39.00
Jacksonville	FL	—	1,380	2,462	—	1,380	2,462	3,842	36	2004	34.00
Jacksonville	FL	—	2,372	2,372	—	2,372	2,372	4,744	52	2004	23.00
Jacksonville	FL	—	4,102	2,974	—	4,102	2,974	7,076	42	2004	35.00
Jacksonville	FL	—	3,042	5,924	—	3,042	5,924	8,966	80	2004	37.00

Jacksonville	FL	—	2,638	4,431	—	2,638	4,431	7,069	65	2004	34.00
Jacksonville	FL	—	2,774	4,057	—	2,774	4,057	6,831	58	2004	35.00
Orange City	FL	—	2,132	4,136	—	2,132	4,136	6,268	74	2004	28.00
Roswell	GA	—	3,653	4,190	—	3,653	4,190	7,843	57	2004	37.00
Roswell	GA	—	5,520	4,671	—	5,520	4,671	10,191	58	2004	40.00
Lake Charles	LA	—	2,193	3,654	—	2,193	3,654	5,847	39	2004	38.00
Chapel Hill	NC	—	4,181	1,636	—	4,181	1,636	5,817	33	2004	25.00
Greensboro	NC	—	679	2,545	—	679	2,545	3,224	42	2004	30.00
Greensboro	NC	—	2,450	1,123	—	2,450	1,123	3,573	22	2004	25.50
Greensboro	NC	—	4,956	5,664	—	4,956	5,664	10,620	85	2004	33.50
Charlottesville	VA	—	1,182	2,106	—	1,182	2,106	3,288	28	2004	38.00
Richmond	VA	—	4,087	4,496	—	4,087	4,496	8,583	66	2004	34.00

Subtotal		—	75,895	95,846	—	75,895	95,846	171,741	1,301

HOTEL:
Sacramento	CA	136,512	1,281	9,809	—	1,281	9,809	11,090	2,116	1998	40.0
San Diego	CA	—	4,394	27,030	—	4,394	27,030	31,424	5,995	1998	40.0
Sonoma	CA	—	3,308	20,623	—	3,308	20,623	23,931	4,566	1998	40.0
Durango	CO	—	1,242	7,865	—	1,242	7,865	9,107	1,737	1998	40.0
Boise	ID	—	968	6,405	—	968	6,405	7,373	1,407	1998	40.0
Missoula	MT	—	210	1,607	—	210	1,607	1,817	347	1998	40.0
Astoria	OR	—	269	2,043	—	269	2,043	2,312	441	1998	40.0
Bend	OR	—	233	1,726	—	233	1,726	1,959	374	1998	40.0
Coos Bay	OR	—	404	3,049	—	404	3,049	3,453	659	1998	40.0
Eugene	OR	—	361	2,721	—	361	2,721	3,082	588	1998	40.0
Medford	OR	—	609	4,668	—	609	4,668	5,277	1,007	1998	40.0
Pendleton	OR	—	556	4,245	—	556	4,245	4,801	916	1998	40.0
Salt Lake City	UT	—	5,620	32,695	—	5,620	32,695	38,315	7,310	1998	40.0
Kelso	WA	—	502	3,779	—	502	3,779	4,281	817	1998	40.0
Vancouver	WA	—	507	3,981	—	507	3,981	4,488	856	1998	40.0
Wenatchee	WA	—	513	3,825	—	513	3,825	4,338	828	1998	40.0
Seattle	WA	—	5,101	32,080	—	5,101	32,080	37,181	7,094	1998	40.0

Subtotal		136,512	26,078	168,151	—	26,078	168,151	194,229	37,058

Total corporate tenant lease assets		$1,121,889	$687,537	$2,370,021	$46,329	$672,238	$2,431,649	$3,103,887	$226,845

iStar Financial Inc.
Notes to Schedule III
December 31, 2004
(Dollars in thousands)

1. Reconciliation of Corporate Tenant Lease Assets:

        The following table reconciles CTL assets from January 1, 2002 to December 31, 2004:

	2004	2003	2002
Balance at January 1	$2,714,772	$2,420,314	$1,861,786
Additions	580,971	335,776	606,653
Dispositions	(216,656)	(41,318)	(3,106)
Assets classified as held for sale	24,800	—	(45,019)

Balance at December 31	$3,103,887	$2,714,772	$2,420,314

2. Reconciliation of Accumulated Depreciation:

        The following table reconciles Accumulated Depreciation from January 1, 2002 to December 31, 2004:

	2004	2003	2002
Balance at January 1	$(178,887)	$(128,509)	$(80,221)
Additions	(67,933)	(53,777)	(48,615)
Dispositions	19,975	3,399	131
Assets classified as held for sale	—	—	196

Balance at December 31	$(226,845)	$(178,887)	$(128,509)

iStar Financial Inc.
Schedule IV—Loans and Other Lending Investments
As of December 31, 2004
(Dollars in thousands)

Type of Loan/Borrower	Description/Location	Interest Accrual Rates	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms(1)		Prior Liens(2)	Face Amount of Loans	Carrying Amount of Loans
Senior Mortgages:
Borrower A(3)	Office, Detroit, MI	7.03%	7.03%	9/11/09	P&I	(4)	$—	$170,651	$158,397
Borrower B	Retail, Various	LIBOR + 2.90%	LIBOR + 2.90%	4/10/05	P&I	(5)	—	148,987	148,476
Borrower C	Mixed Use, Hollywood, CA	LIBOR + 3.50%	LIBOR + 3.50%	2/27/07	IO	(6)	—	147,000	146,118
Borrower D	Office, Various	LIBOR + 3.50%	LIBOR + 3.50%	11/12/06	IO	(7)	—	130,000	128,874
All other senior mortgages individually < 3%							1,849,670	1,776,540	1,752,797

							1,849,670	2,373,178	2,334,662

Subordinate Mortgages:
Subordinate mortgages individually < 3%							2,216,508	578,525	579,322

							2,216,508	578,525	579,322
Corporate/Partnership Loans:
Borrower A(3)	Office, Detroit, MI	12.67%	12.67%	9/11/09	IO	(8)	—	5,957	5,870
All other corporate/partnership loans individually < 3%							6,408,752	938,573	906,886

							6,408,752	944,530	912,756

Other Lending Investments-Loans:
Other lending investments-loans individually < 3%							—	4,261	4,036

							—	4,261	4,036

Other Lending Investments-Securities:
Other lending investments-securities individually < 3%							900,282	158,383	157,849

							900,282	158,383	157,849

Subtotal							11,375,212	4,058,877	3,988,625

Provision for Loan Losses							—	—	(42,436)

Total:							$11,375,212	$4,058,877	$3,946,189

Explanatory Notes:

(1)
P&I = principal and interest, IO = interest only.
(2)
Represents only third-party liens and excludes senior loans held by the Company from the same borrower on the same collateral.
(3)
Loan is a part of a common borrowing provided by the Company (see corresponding letter reference).
(4)
Principal and interest payments are paid at level amounts over the life of the loan with a $149.8 million balloon payment due at maturity.
(5)
Principal and interest payments are paid at varying amounts over the life of the loan with a $148.9 million balloon payment due at maturity.
(6)
Interest payments are paid at level amounts over the life of the loan and a $147.0 million balloon payment is due at maturity. As of December 31, 2004, the borrower would owe a yield maintenance fee if the loan was repaid prior to maturity.
(7)
Principal and interest payments are paid at varying amounts over the life of the loan with a $125.2 million balloon payment due at maturity. As of December 31, 2004, the borrower would owe a 1% prepayment penalty if the loan was repaid prior to maturity.
(8)
Interest payments are paid at level amounts over the life of the loan and a $5.9 million balloon payment is due at maturity.

Item 9. Changes in and Disagreements with Registered Public Accounting Firm on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures—The Company has established and maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company has formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. The disclosure committee reports directly to the Company's Chief Executive Officer and Chief Financial Officer. The Chief Financial Officer is currently a member of the disclosure committee.

        Based upon their evaluation as of December 31, 2004, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective in recording, processing, summarizing and reporting, on a timely basis, information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

        Management's Report on Internal Control Over Financial Reporting—Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the disclosure committee and other members of management, including the Chief Executive Officer and Chief Financial Officer, management carried out its evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company's evaluation under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

        Changes in Internal Controls Over Financial Reporting—There have been no significant changes during the last fiscal quarter in the Company's internal controls identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Portions of the Company's definitive proxy statement for the 2005 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 11. Executive Compensation

        Portions of the Company's definitive proxy statement for the 2005 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Portions of the Company's definitive proxy statement for the 2005 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Portions of the Company's definitive proxy statement for the 2005 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 14. Principal Registered Public Accounting Firm Fees and Services

        Portions of the Company's definitive proxy statement for the 2005 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  a.
  and (d). Financial statements and schedules—see Index to Financial Statements and Schedules included in Item 8.

  b.
  Reports on Form 8-K.

    On October 21, 2004, a Current Report on Form 8-K was filed in order to furnish the Company's Earnings Release in connection with the quarter ended September 30, 2004.

    On November 9, 2004 a Current Report on Form 8-K was filed in order to announce the appointment of Jay S. Nydick, to the position of President of the Company.

    On November 12, 2004 a Current Report on Form 8-KA was filed in order to file the Employment Agreement between Jay S. Nydick and the Company.

    On December 10, 2004 a Current Report on Form 8-K was filed in order to file revised historical financial statements in connection with the Company's application of Statement of Financial Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" to certain transactions. The Company was required to update its historical audited financial statements in the manner set forth in this Current Report because the financial statements were incorporated by reference in registration statements filed under the Securities Act of 1933, as amended.

  c.
  Exhibits—see index on following page.

INDEX TO EXHIBITS

Exhibit Number	Document Description
2.1	Agreement and Plan of Merger, dated as of June 15, 1999, by and among Starwood Financial Trust, ST Merger Sub, Inc. and TriNet Corporate Realty Trust, Inc. (3)
2.2	Agreement and Plan of Merger, dated as of June 15, 1999, by and among Starwood Financial Trust, Starwood Financial, Inc. and to the extent described therein, TriNet Corporate Realty Trust, Inc. (3)
2.3	Agreement and Plan of Merger, dated as of June 15, 1999, by and among Starwood Financial Trust, SA Merger Sub, Inc., STW Holdings I, Inc., the Stockholders named therein, Starwood Capital Group, L.L.C. and, to the extent described therein, TriNet Corporate Realty Trust, Inc. (3)
3.1	Amended and Restated Charter of the Company (including the Articles Supplementary for the Series A, B, C and D Preferred Stock). (5)
3.2	Bylaws of the Company. (6)
3.3	Articles Supplementary for the High Performance Common Stock—Series 1. (10)
3.4	Articles Supplementary for the High Performance Common Stock—Series 2. (10)
3.5	Articles Supplementary for the High Performance Common Stock—Series 3. (10)
3.6	Articles Supplementary for the High Performance Common Stock—Series 4. (15)
3.7	Articles Supplementary for the High Performance Common Stock—Series 5.
3.8	Articles Supplementary relating to the Series E Preferred Stock. (12)
3.9	Articles Supplementary relating to the Series F Preferred Stock. (13)
3.10	Articles Supplementary relating to the Series G Preferred Stock. (14)
3.11	Articles Supplementary relating to the Series I Preferred Stock. (16)
4.1	Form of warrant certificates. (2)
4.2	Form of stock certificate for the Company's Common Stock. (4)
4.3	Form of certificate for Series A Preferred Shares of beneficial interest. (2)
4.4	Form of Supplemental Indenture, dated as of August 16, 2001. (8)
4.5	Form of Global Note evidencing 8 3/4% Senior Notes 2008. (8)
4.6	Form of Global Note evidencing 5.125% Series B Senior Notes.
4.7	Form of Global Note evidencing 4.875% Series B Senior Notes due 2009.
4.8	Form of Global Note evidencing 5.70% Series B Senior Notes due 2014.
4.9	Form of Global Note evidencing Series B Floating Rate Notes due 2007.
4.10	Form of 7 7/8% Series E Cumulative Redeemable Preferred Stock Certificate. (12)
4.11	Form of 7.8% Series F Cumulative Redeemable Preferred Stock Certificate. (13)
4.12	Form of 7.65% Series G Cumulative Redeemable Preferred Stock Certificate. (14)
4.13	Form of Variable Rate Series H Preferred Stock Certificate. (15)
4.14	Form of 7.50% Series I Cumulative Redeemable Preferred Stock Certificate. (16)
10.1	Starwood Financial Trust 1996 Share Incentive Plan. (1)

10.2	Indenture, dated May 17, 2000, among iStar Asset Receivables Trust, La Salle Bank National Association and ABN AMRO BANK N.V. (7)
10.3	Master Agreement between iStar DB Seller, LLC, Seller and Deutsche Bank AG, New York Branch, Buyer dated January 11, 2001. (9)
10.4	Employment Agreement, dated November 1, 2002, by and between iStar Financial Inc. and Catherine D. Rice. (11)
10.5	Employment Agreement dated February 11, 2004, by and between iStar Financial Inc. and Jay Sugarman. (15)
10.6	Performance Retention Grant Agreement dated February 11, 2004. (15)
10.7	Employment Agreement dated November 12, 2004, by and between iStar Financial Inc. and Jay Nydick. (17)
12.1	Computation of Ratio of EBITDA to interest expense.
12.2	Computation of Ratio of EBITDA to combined fixed charges.
12.3	Computation of Ratio of Earnings to fixed charges and Earnings to fixed charges and preferred stock dividends.
14.0	iStar Financial Inc. Code of Conduct
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

Explanatory Notes:

(1)
Incorporated by reference from the Company's Annual Report on Form 10- K for the year ended December 31, 1997 filed on April 2, 1998.

(2)
Incorporated by reference from the Company's Current Report on Form 8-K filed on December 23, 1998.

(3)
Incorporated by reference from the Company's Current Report on Form 8-K filed on June 22, 1999.

(4)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000.

(5)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed on May 15, 2000.

(6)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000.

(7)
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

(11)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 30, 2003.

(12)
Incorporated by reference from the Company's Current Report on Form 8-A filed on July 8, 2003.

(13)
Incorporated by reference from the Company's Current Report on Form 8-A filed on September 25, 2003.

(14)
Incorporated by reference from the Company's Current Report on Form 8-A filed on December 10, 2003.

(15)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004.

(16)
Incorporated by reference from the Company's Current Report on Form 8-A filed on February 27, 2004.

(17)
Incorporated by reference from the Company's Current Report on Form 8-K filed on November 12, 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSTAR FINANCIAL INC. Registrant
Date: March 16, 2005	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (Principal executive officer)
Date: March 16, 2005	/s/ CATHERINE D. RICE Catherine D. Rice Chief Financial Officer (Principal financial and accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2005	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors Chief Executive Officer
Date: March 16, 2005	/s/ WILLIS ANDERSEN JR. Willis Andersen Jr. Director
Date: March 16, 2005	/s/ ROBERT W. HOLMAN, JR. Robert W. Holman, Jr. Director
Date: March 16, 2005	/s/ ROBIN JOSEPHS Robin Josephs Director
Date: March 16, 2005	/s/ JOHN G. MCDONALD John G. McDonald Director
Date: March 16, 2005	/s/ GEORGE R. PUSKAR George R. Puskar Director
Date: March 16, 2005	/s/ JEFFREY WEBER Jeffrey Weber Director

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
  Item 1. Business
Product Line
Asset Type
Property Type
Geography
Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk
Estimated Percentage Change In
  Item 8. Financial Statements and Supplemental Data
Report of Independent Registered Public Accounting Firm
iStar Financial Inc. Consolidated Balance Sheets (In thousands, except per share data)
iStar Financial Inc. Consolidated Statements of Operations (In thousands, except per share data)
iStar Financial Inc. Consolidated Statements of Cash Flows (In thousands)
iStar Financial Inc. Notes to Consolidated Financial Statements
iStar Financial Inc. Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation As of December 31, 2004 (Dollars in thousands)
PART III
PART IV
INDEX TO EXHIBITS
SIGNATURES