Form 10-Q
period 2005-03-31
ISTAR FINANCIAL INC
filed 2005-05-10
CIK 1095651

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-15371

iSTAR FINANCIAL INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	95-6881527 (I.R.S. Employer Identification Number)
1114 Avenue of the Americas, 27th Floor New York, NY (Address of principal executive offices)	10036 (Zip code)

Registrant's telephone number, including area code: (212) 930-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of Exchange on which registered:
Common Stock, $0.001 par value	New York Stock Exchange
8.000% Series D Cumulative Redeemable	New York Stock Exchange
Preferred Stock, $0.001 par value
7.875% Series E Cumulative Redeemable	New York Stock Exchange
Preferred Stock, $0.001 par value
7.800% Series F Cumulative Redeemable	New York Stock Exchange
Preferred Stock, $0.001 par value
7.650% Series G Cumulative Redeemable	New York Stock Exchange
Preferred Stock, $0.001 par value
7.500% Series I Cumulative Redeemable	New York Stock Exchange
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

        As of May 3, 2005, there were 112,492,439 shares of common stock of iStar Financial Inc. $0.001/par value per share outstanding ("Common Stock").

iStar Financial Inc.
Index to Form 10-Q

Part I.    Consolidated Financial Information

Item 1.    Financial Statements

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	As of March 31, 2005	As of December 31, 2004*
ASSETS
Loans and other lending investments, net	$4,311,033	$3,946,189
Corporate tenant lease assets, net	2,974,638	2,877,042
Other investments	192,267	75,092
Investments in joint ventures	5,504	5,663
Cash and cash equivalents	270,503	88,422
Restricted cash	45,702	39,568
Accrued interest and operating lease income receivable	32,058	25,633
Deferred operating lease income receivable	66,177	62,092
Deferred expenses and other assets	91,959	100,536
Goodwill	7,746	—

Total assets	$7,997,587	$7,220,237

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$144,127	$140,075
Debt obligations	5,316,627	4,605,674

Total liabilities	5,460,754	4,745,749

Commitments and contingencies	—	—
Minority interest in consolidated entities	20,117	19,246
Shareholders' equity:
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	4	4
Series E Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,600 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	6	6
Series F Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	4	4
Series G Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 3,200 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	3	3
Series I Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,000 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	5	5
High Performance Units	8,774	7,828
Common Stock, $0.001 par value, 200,000 shares authorized, 111,494 and 111,432 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	111	111
Warrants and options	6,458	6,458
Additional paid-in capital	2,842,083	2,840,062
Retained earnings (deficit)	(289,358)	(349,097)
Accumulated other comprehensive income (losses) (See Note 14)	(3,318)	(2,086)
Treasury stock (at cost)	(48,056)	(48,056)

Total shareholders' equity	2,516,716	2,455,242

Total liabilities and shareholders' equity	$7,997,587	$7,220,237

*
Reclassified to conform to 2005 presentation.

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2005	2004
Revenue:
Interest income	$92,360	$83,057
Operating lease income	77,125	66,026
Other income	12,013	11,941

Total revenue	181,498	161,024

Costs and expenses:
Interest expense	68,951	52,486
Operating costs—corporate tenant lease assets	5,735	4,713
Depreciation and amortization	17,875	14,859
General and administrative	15,361	13,359
General and administrative—stock-based compensation expense	642	107,541
Provision for loan losses	2,250	3,000
Loss on early extinguishment of debt	—	12,172

Total costs and expenses	110,814	208,130

Income (loss) before equity in earnings from joint ventures, minority interest and other items	70,684	(47,106)
Equity in earnings (loss) from joint ventures	(160)	6,248
Minority interest in consolidated entities	(205)	(133)

Income (loss) from continuing operations	70,319	(40,991)
Income from discontinued operations	—	5,739
Gain from discontinued operations	—	136

Net income (loss)	70,319	(35,116)
Preferred dividend requirements	(10,580)	(19,600)

Net income (loss) allocable to common shareholders and HPU holders(1)	$59,739	$(54,716)

Basic earnings per common share(2)	$0.52	$(0.50)

Diluted earnings per common share(3)	$0.52	$(0.50)

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the three months ended March 31, 2005 and 2004, excludes $1,483 and $(905) of net income (loss) allocable to HPU holders, respectively.

(3)
For the three months ended March 31, 2005 and 2004, excludes $1,468 and $(905) of net income (loss) allocable to HPU holders, respectively.

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.
Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series I Preferred Stock	HPU's	Common Stock at Par	Warrants & Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total
Balance at December 31, 2004	$4	$6	$4	$3	$5	$7,828	$111	$6,458	$2,840,062	$(349,097)	$(2,086)	$(48,056)	$2,455,242
Exercise of options and warrants	—	—	—	—	—	—	—	—	605	—	—	—	605
Dividends declared-preferred	—	—	—	—	—	—	—	—	—	(10,580)	—	—	(10,580)
Restricted stock units granted to employees	—	—	—	—	—	—	—	—	935	—	—	—	935
High performance units sold to employees	—	—	—	—	—	946	—	—	—	—	—	—	946
Issuance of stock-DRIP/Stock purchase plan	—	—	—	—	—	—	—	—	481	—	—	—	481
Net income for the period	—	—	—	—	—	—	—	—	—	70,319	—	—	70,319
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	—	(1,232)	—	(1,232)

Balance at March 31, 2005	$4	$6	$4	$3	$5	$8,774	$111	$6,458	$2,842,083	$(289,358)	$(3,318)	$(48,056)	$2,516,716

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$70,319	$(35,116)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Minority interest in consolidated entities	205	133
Non-cash expense for stock-based compensation	713	51,438
Depreciation and amortization	18,283	14,859
Depreciation and amortization from discontinued operations	—	1,191
Amortization of deferred financing costs	7,526	7,765
Amortization of discounts/premiums, deferred interest and costs on lending investments	(18,719)	(15,865)
Discounts, loan fees and deferred interest received	39,392	10,640
Equity in earnings (loss) from joint ventures	160	(6,248)
Distributions from operations of joint ventures	—	74
Loss on early extinguishment of debt	—	12,172
Deferred operating lease income receivable	(3,987)	(5,465)
Gain from discontinued operations	—	(136)
Provision for loan losses	2,250	3,000
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	(4,543)	228
Changes in deferred expenses and other assets	9,912	8,012
Changes in accounts payable, accrued expenses and other liabilities	(18,859)	42,747

Cash flows from operating activities	102,652	89,429

Cash flows from investing activities:
New investment originations	(841,647)	(710,835)
Cash paid for acquisition of Falcon Financial	(113,696)	—
Add-on fundings under existing loan commitments	(93,204)	(16,647)
Net proceeds from sale of corporate tenant lease assets	—	2,822
Repayments of and principal collections on loans and other lending investments	422,128	144,880
Capital improvement projects on corporate tenant lease assets	(3,854)	(1,373)
Other capital expenditures on corporate tenant lease assets	(2,139)	(2,554)

Cash flows from investing activities	(632,412)	(583,707)

Cash flows from financing activities:
Borrowings under secured revolving credit facilities	510,000	1,031,335
Repayments under secured revolving credit facilities	(560,552)	(1,197,070)
Borrowings under unsecured revolving credit facilities	1,154,000	—
Repayments under unsecured revolving credit facilities	(1,381,000)	(130,000)
Borrowings under term loans	3,814	198,771
Repayments under term loans	(2,890)	(255,082)
Borrowings under unsecured bond offerings	1,090,477	1,007,575
Repayments under unsecured notes	—	(110,000)
Repayments under secured bond offerings	(86,835)	(70,514)
Repayments under other debt obligations	—	(10,148)
Contribution from minority interest partner	1,038	—
Changes in restricted cash held in connection with debt obligations	(6,134)	(9,708)
Prepayment penalty on early extinguishment of debt	—	(9,625)
Payments for deferred financing costs	(1,132)	(1,246)
Distributions to minority interest in consolidated entities	(373)	(208)
Net proceeds from preferred offering/exchange	—	203,048
Redemption of preferred stock	—	(165,000)
Preferred dividends paid	(10,580)	(9,778)
HPUs issued	946	2,252
Contribution from significant shareholder	—	1,935
Proceeds from exercise of options and issuance of DRIP/Stock purchase shares	1,062	25,283

Cash flows from financing activities	711,841	501,820

Increase in cash and cash equivalents	182,081	7,542
Cash and cash equivalents at beginning of period	88,422	80,090

Cash and cash equivalents at end of period	$270,503	$87,632

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$64,935	$45,965

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

        The Company's primary product lines include:

  •
  Structured Finance. The Company provides senior and subordinated loans that typically range in size from $20 million to $100 million. These loans may be either fixed or variable rate and are structured to meet the specific financing needs of the borrowers, including the acquisition or financing of large, quality real estate. The Company offers borrowers a wide range of structured finance options, including first mortgages, second mortgages, partnership loans, participating debt and interim facilities. The Company's structured finance transactions have maturities generally ranging from three to ten years. As of March 31, 2005, based on gross carrying values, the Company's structured finance assets represented 28.6% of its assets.

  •
  Portfolio Finance. The Company provides funding to regional and national borrowers who own multiple facilities in geographically diverse portfolios. Loans are cross-collateralized to give the Company the benefit of all available collateral and underwritten to recognize inherent portfolio diversification. Property types include multifamily, suburban office, hotels and other property types where individual property values are less than $20 million on average. Loan terms are structured to meet the specific requirements of the borrower and typically range in size from $25 million to $150 million. The Company's portfolio finance transactions have maturities generally ranging from three to ten years. As of March 31, 2005, based on gross carrying values, the Company's portfolio finance assets represented 11.5% of its assets.

  •
  Corporate Finance. The Company provides senior and subordinated capital to corporations engaged in real estate or real estate-related businesses. Financings may be either secured or unsecured and typically range in size from $20 million to $150 million. The Company's corporate finance transactions have maturities generally ranging from five to ten years. As of March 31, 2005, based on gross carrying values, the Company's corporate finance assets represented 9.2% of its assets.

  •
  Loan Acquisition. The Company acquires whole loans and loan participations which present attractive risk-reward opportunities. Loans are generally acquired at a small discount to the principal balance outstanding. Loan acquisitions typically range in size from $5 million to $100 million and are collateralized by all major property types. The Company's loan acquisition transactions have maturities generally ranging from three to ten years. As of March 31, 2005, based on gross carrying values, the Company's loan acquisition assets represented 5.2% of its assets.

  •
  Corporate Tenant Leasing. The Company provides capital to corporations and borrowers who control facilities leased to single creditworthy customers. The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with public companies, many of which are rated corporate credits and which provide for all expenses at the facility to be paid by the corporate customer on a triple net lease basis. Corporate tenant lease ("CTL") transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of March 31, 2005, based on gross carrying values, the Company's CTL assets (including investments in joint ventures) represented 40.9% of its assets.

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

  •
  Developing direct relationships with borrowers and corporate customers in addition to sourcing transactions through intermediaries.

  •
  Adding value beyond simply providing capital by offering borrowers and corporate customers expertise in multiple markets, flexibility, certainty and long-term relationships.

  •
  Taking advantage of market anomalies in the real estate and corporate financing markets when the Company believes credit is mispriced by other providers of capital.

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

        Specifically, in September 1998, the Company acquired the loan origination and servicing business of a major insurance company, and in December 1998, the Company acquired the mortgage and mezzanine loan portfolio of its largest private competitor. Additionally, in November 1999, the Company acquired TriNet Corporate Realty Trust, Inc. ("TriNet"), then the largest publicly-traded company specializing in corporate sale/leaseback transactions for office and industrial facilities (the "TriNet Acquisition"). The TriNet Acquisition was structured as a stock-for-stock merger of TriNet with a subsidiary of the Company.

        In March 2005, in connection with the amendment of certain covenants in the 7.95% TriNet Notes due 2006, the Company merged TriNet into the Company. As of March 31, 2005, TriNet no longer exists.

Note 2—Basis of Presentation

        The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. The Consolidated Financial Statements include the accounts of the Company, its qualified REIT subsidiaries, its majority-owned and controlled partnerships and other entities that are consolidated under the provisions of FASB Interpretation No. 46 ("FIN 46")(see Note 6).

        Certain other investments in partnerships or joint ventures which the Company does not control are accounted for under the equity method (see Note 6). All significant intercompany balances and transactions have been eliminated in consolidation.

        In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's consolidated financial position at March 31, 2005 and December 31, 2004 and the results of its operations, changes in shareholders' equity and its cash flows for the three months ended March 31, 2005 and 2004, respectively. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

Note 3—Summary of Significant Accounting Policies

        Loans and other lending investments—As described in Note 4, "Loans and Other Lending Investments" includes the following investments: senior mortgages, subordinate mortgages, corporate/partnership loans, other lending investments-loans and other lending investments-securities. Management considers nearly all of its loans and other lending investments to be held-to-maturity, although a small number of investments may be classified as available-for-sale. Items classified as held-to-maturity are reflected at amortized historical cost. Items classified as available-for-sale are reported at fair values with unrealized gains and losses included in "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included in the Company's net income.

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

        The total amount of other intangible assets are allocated to in-place lease values and customer relationship intangible values based on management's evaluation of the specific characteristics of each customer's lease and the Company's overall relationship with each customer. Characteristics to be considered in allocating these values include the nature and extent of the existing relationship with the customer, prospects for developing new business with the customer, the customer's credit quality and the expectation of lease renewals among other factors. Factors considered in management's analysis include the estimated carrying costs of the facility during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost operating lease income at market rates during the hypothetical expected lease-up periods, based on management's assessment of specific market conditions. Management estimates costs to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the facility. Management's estimates are used to determine these values. These intangible assets are included in "Other investments" on the Company's Consolidated Balance Sheets (see Note 5).

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

        Timber and timberlands—Timber and timberlands, including logging roads, are stated at cost less accumulated depletion for timber previously harvested and accumulated road amortization. The Company capitalizes timber and timberland purchases and reforestation costs and other costs associated with the planting and growing of timber, such as site preparation, growing or purchases of seedlings, planting, silviculture, herbicide application and the thinning of tree stands to improve growth. The cost of timber and timberlands typically is allocated between the timber and the land acquired, based on estimated relative fair values.

        Timber carrying costs, such as real estate taxes, insect and wildlife control and timberland management fees, are expensed as incurred. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales. Timber and timberlands are included in "Other investments" on the Company's Consolidated Balance Sheets (see Note 7).

        Capitalized interest—The Company capitalizes interest costs incurred during the construction periods for qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. No interest was capitalized during the three months ended March 31, 2005 and 2004.

        Cash and cash equivalents—Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

        Restricted cash—Restricted cash represents amounts required to be maintained in escrow under certain of the Company's debt obligations, leasing and derivative transactions.

        Variable interest entities—In accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB 51 ("FIN 46"), the Company identifies entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE"), and determines when and which business enterprise should consolidate the VIE. In addition, the Company discloses information pertaining to both the primary beneficiary and all other enterprises with a significant variable interest in a VIE. Beginning January 31, 2003, the Company consolidated all VIEs entered into or modified after February 1, 2003 in which the Company is deemed the primary beneficiary. Beginning January 1, 2004, the Company consolidated all VIEs entered into prior to February 1, 2003. FIN 46 applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interest.

        Identified intangible assets and goodwill—Upon the acquisition of a business the Company records intangible assets acquired at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets that are determined to have finite lives based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

        The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill is not amortized but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is done at a level of reporting referred to as a reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

        Fair values for goodwill and other intangible assets are determined based on discounted cash flows or appraised values, as appropriate.

        During the first quarter 2005, the Company acquired Falcon Financial Investment Trust ("Falcon Financial") in a business combination and identified intangible assets of approximately $2.0 million and goodwill of $7.7 million (see Note 4 for further discussion). The identified intangible assets are included in "Deferred expenses and other assets" on the Company's Consolidated Balance Sheets.

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

        The Company's loans are generally secured by real estate assets or are corporate lending arrangements to entities with significant real estate holdings. While the underlying real estate assets for the corporate lending instruments may not serve as collateral for the Company's investments in all cases, the Company evaluates the underlying real estate assets when estimating loan loss exposure because the Company's loans generally have restrictions as to how much senior and/or secured debt the customer may borrow ahead of the Company's position.

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

        Stock-based compensation—During the third quarter 2002, with retroactive application to the beginning of the year, the Company adopted the fair-value method of accounting for options issued to employees or directors. Accordingly, the Company recognizes a charge equal to the fair value of these options at the date of grant multiplied by the number of options issued. This charge is amortized over the related remaining vesting terms to individuals as additional compensation.

        For restricted stock awards, not including contingently issuable shares, the Company measures compensation costs as of the date of grant and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the respective vesting/service period.

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

        Depletion—Assumptions and estimates are used in the recording of depletion. With the help of foresters and industry-standard computer software, merchantable standing timber inventory is estimated annually. An annual depletion rate for each timberland investment is established by dividing book cost of timber by standing merchantable inventory. Changes in the assumptions and/or estimations used in these calculations may affect the Company's results, in particular depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable.

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

        The Company can participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT as long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries, is engaged in various real estate related opportunities, including: (i) servicing the Company's loans and certain loan portfolios owned by third parties through a wholly-owned subsidiary of the taxable REIT subsidiary, iStar Operating, Inc. ("iStar Operating"); (ii) servicing securitized loans acquired in the acquisition of Falcon Financial through a wholly-owned taxable REIT subsidiary, Falcon Financial II, Inc, ("Falcon"); and (iii) certain activities related to the purchase and sale of timber and timberlands through a taxable REIT subsidiary, TimberStar TRS, Inc.("TimberStar TRS"). The Company will consider other investments through taxable REIT subsidiaries if suitable opportunities arise. iStar Operating, Falcon and TimberStar TRS are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in iStar Operating, TimberStar TRS and Falcon. Accordingly, except for the Company's taxable REIT subsidiaries, no current or deferred taxes are provided for in the Consolidated Financial Statements.

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

        Reclassifications—Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related notes to conform to the 2005 presentation.

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

        New accounting standards—In December 2004, the FASB released Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R"), "Share-Based Payment." This standard requires issuers to measure the cost of equity-based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (typically the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will initially measure the cost of liability based service awards based on their current fair value. The fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Companies can comply with FASB No. 123R using one of three transition methods: (1) the modified prospective method; (2) a variation of the modified prospective method; or (3) the modified retrospective method. The provisions of this statement are effective for annual periods beginning after June 15, 2005, however, in the third quarter 2002, in anticipation of this new literature, the Company adopted the second transition method (with retroactive application of fair-value accounting to the beginning of the calendar year), which did not have a significant financial impact on the Company's Consolidated Financial Statements.

        In September 2004, the Emerging Issues Task Force issued FASB Topic No. D-108 ("EITF D-108), "Use of the Residual Method to Value Acquired Assets Other than Goodwill" which requires that a direct value method be used to value intangible assets acquired in business combinations completed after September 29, 2004. EITF D-108 also requires that an impairment test using a direct value method on all intangible assets that were previously evaluated using the residual method be performed no later than the beginning of the first fiscal year beginning after December 15, 2004. Any impairments arising from the initial application of a direct value method would be reported as a cumulative effect of accounting change. The Company adopted the provisions of this statement, as required, on October 1, 2004, and it did not have a significant financial impact on the Company's Consolidated Financial Statements.

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

        In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Accountants issued Statement of Position 03-3 ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination (i.e., impaired loans). Because of their deteriorated credit quality, the loans are generally acquired at a discount (i.e., below their par value). Loans that are subject to SOP 03-3 acquired in a business combination that are accounted for as purchase business combinations should be recorded, as a result of the allocation of the acquisition price pursuant to SFAS No. 141, at their fair value. The Company adopted the provisions of this statement, as required, on January 1, 2005, and it did not have a significant financial impact on the Company's Consolidated Financial Statements.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments; (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The FASB issued FASB Staff Position ("FSP") 150-3, which defers the provisions of paragraphs 9 and 10 of SFAS No. 150 indefinitely as they apply to mandatorily redeemable noncontrolling interests associated with finite-lived entities. The Company adopted the provisions of this statement, as required, on July 1, 2003, and it did not have a significant financial impact on the Company's Consolidated Financial Statements.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments

        The following is a summary description of the Company's loans and other lending investments (in thousands)(1):

				Carrying Value as of
Type of Investment	Underlying Property Type	# of Borrowers In Class	Principal Balances Outstanding	March 31, 2005	December 31, 2004	Effective Maturity Dates	Contractual Interest Payment Rates(2)(3)	Contractual Interest Accrual Rates(2)(3)	Principal Amortization		Participation Features
Senior Mortgages(4)	Office/Residential/Retail/Industrial, R&D/Mixed Use/Hotel/Entertainment, Leisure/Other	78	$2,797,250	$2,765,385	$2,334,662	2005 to 2024	Fixed: 5.64% to 18.20% Variable: LIBOR + 3.00% to LIBOR + 7.50%	Fixed: 5.64% to 18.20% Variable: LIBOR + 3.00% to LIBOR + 7.50%	Yes	(5)	Yes	(6)
Subordinate Mortgages	Office/Residential/Retail/Mixed Use/Hotel	18	504,149	501,665	579,322	2005 to 2013	Fixed: 7.00% to 18.00% Variable: LIBOR + 4.00% to LIBOR + 7.02%	Fixed: 7.32% to 18.00% Variable: LIBOR + 4.00% to LIBOR + 7.02%	Yes	(5)	No
Corporate/Partnership Loans	Office/Residential/Retail/Industrial, R&D/Mixed Use/Hotel/Entertainment, Leisure/Other	26	947,838	922,662	912,756	2005 to 2015	Fixed: 6.00% to 15.00% Variable: LIBOR + 2.50% to LIBOR + 10.00%	Fixed: 7.33% to 17.50% Variable: LIBOR + 2.50% to LIBOR + 10.00%	Yes	(5)	Yes	(6)
Other Lending Investments—Loans	Office/Mixed Use	2	4,261	4,261	4,036	2007 to 2008	N/A	N/A	No		Yes	(6)
Other Lending Investments—Securities(7)	Retail/Industrial, R&D/Entertainment, Leisure/Other	8	164,436	163,936	157,849	2005 to 2023	Fixed: 6.00% to 10.00% Variable: LIBOR + 2.82% to LIBOR + 5.00%	Fixed: 6.00% to 10.00% Variable: LIBOR + 2.82% to LIBOR + 5..00%	Yes	(5)	No

Gross Carrying Value				$4,357,909	$3,988,625
Provision for Loan Losses				(46,876)	(42,436)

Total, Net				$4,311,033	$3,946,189

Explanatory Notes:

(1)
Details (other than carrying values) are for loans outstanding as of March 31, 2005.

(2)
Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR on March 31, 2005 was 2.87%. As of March 31, 2005, four loans with a combined carrying value of $73.0 million have a stated accrual rate that exceeds the stated pay rate; one of these loans, with a carrying value of $27.1 million, has been placed on non-accrual status and therefore is considered a non-performing loan (see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management) and the Company is only recognizing income based on cash received for interest.

(3)
As of March 31, 2005, the Company has 46 loans and other lending investments with LIBOR floors ranging from 1.00% to 3.00%.

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

        During the three months ended March 31, 2005 and 2004, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $665.8 million (excluding the acquisition of Falcon Financial) and $408.3 million in loans and other lending investments, funded $93.2 million and $16.6 million under existing loan commitments, and received principal repayments of $422.1 million and $144.9 million.

        As of March 31, 2005, the Company had 20 loans with unfunded commitments. The total unfunded commitment amount was approximately $514.2 million, of which $26.6 million was discretionary and $487.6 million was non-discretionary.

        A portion of the Company's loans and other lending investments are pledged as collateral under either the iStar Asset Receivables secured notes, the secured revolving credit facilities or secured term loans (see Note 9 for a description of the Company's secured and unsecured debt).

        The Company has reflected provisions for loan losses of approximately $2.3 million and $3.0 million in its results of operations during the three months ended March 31, 2005 and 2004, respectively. These provisions represent loan portfolio reserves based on management's evaluation of general market conditions, the Company's internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults and the credit quality of the underlying collateral.

        Changes in the Company's provision for loan losses were as follows (in thousands):

Provision for loan losses, December 31, 2003	$33,436
Additional provision for loan losses	9,000

Provision for loan losses, December 31, 2004	42,436
Additional provision for loan losses	2,250
Additional provision acquired in acquisition of Falcon Financial	2,190

Provision for loan losses, March 31, 2005	$46,876

        Acquisition of Falcon Financial Investment Trust—On January 20, 2005, the Company signed a definitive agreement to acquire Falcon Financial, an independent finance company dedicated to providing long-term capital to automotive dealers throughout North America. Falcon Financial was a borrower of the Company at the time of signing the definitive agreement. Under the terms of the agreement, the Company commenced a cash tender offer to acquire all of Falcon Financial's outstanding shares at a price of $7.50 per share for an aggregate equity purchase price of approximately $120.0 million. The offer expired on February 28, 2005 and as of the expiration approximately 15.6 million common shares of beneficial interest, representing approximately 97.70% of Falcon Financial's issued and outstanding shares, had been tendered and not withdrawn. On March 3, 2005, the Company completed a merger of Falcon Financial with an acquisition subsidiary of the Company. As a result of the merger, all outstanding shares of Falcon Financial not purchased by the Company in the tender were converted into the right to receive $7.50 per share, without interest and the Company acquired 100.00% ownership of Falcon Financial.

        The following is a summary of the effects of this transaction on the Company's consolidated financial position (in thousands):

Fair value of:
Assets acquired (loans and other lending investments)	$255,503
Acquired intangible assets and goodwill	9,778
Acquired accrued interest and other assets	3,140
iStar line-of-credit to Falcon Financial plus accrued interest	(151,784)
Other liabilities assumed	(2,941)

Net cash paid for Falcon Financial acquisition	$113,696

        The purchase of Falcon Financial was accounted for as a business combination, and therefore the Company applied the principles of SFAS No. 141 and SFAS No. 142 to the transaction. There were approximately $2.0 million of intangibles identified in the business combination that will be amortized over two to 21 years. These intangibles are included in "Deferred expenses and other assets" on the Company's Consolidated Balance Sheets. In addition, the acquisition resulted in approximately $7.7 million of goodwill that will be valued annually for impairment as required by SFAS No. 142.

Note 5—Corporate Tenant Lease Assets

        During the three months ended March 31, 2005 and 2004, respectively, the Company acquired an aggregate of approximately $108.0 million and $302.5 million in CTL assets and, for the quarter ended March 31, 2004, the Company sold one CTL asset for net proceeds of approximately $2.8 million. As of March 31, 2005 and December 31, 2004, the Company had unamortized purchase related intangible assets of approximately $40.6 million and $41.2 million, respectively, and included these in "Other investments" on the Company's Consolidated Balance Sheets.

        The Company's investments in CTL assets, at cost, were as follows (in thousands):

	March 31, 2005	December 31, 2004
Facilities and improvements	$2,534,765	$2,431,649
Land and land improvements	683,128	672,238
Less: accumulated depreciation	(243,255)	(226,845)

Corporate tenant lease assets, net	$2,974,638	$2,877,042

        Under certain leases, the Company is entitled to receive additional participating lease payments to the extent gross revenues of the corporate customer exceed a base amount. The Company did not earn any such additional participating lease payments on these leases in the three months ended March 31, 2005 and 2004. In addition, the Company also receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended March 31, 2005 and 2004 were approximately $6.4 million, and $7.3 million, respectively, and are included as a reduction of "Operating costs—corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

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

        In addition, the Company has $32.8 million of non-discretionary unfunded commitments related to two existing customers. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Currently, the Company has committed $18.1 million in pre-approved capital improvement projects and $14.7 million in new construction costs. Upon funding, the Company would receive additional operating lease income from the customer.

        On February 25, 2004, the Company sold one CTL asset for net proceeds of approximately $2.8 million and realized a gain of approximately $136,000.

        The results of operations from CTL assets sold or held for sale in the current and prior periods are classified as "Income from discontinued operations" on the Company's Consolidated Statements of Operations even though such income was actually recognized by the Company prior to the asset sale. Gains from the sale of CTL assets are classified as "Gain from discontinued operations" on the Company's Consolidated Statements of Operations.

Note 6—Joint Ventures and Minority Interest

        Investments in unconsolidated joint ventures:    Income or loss generated from the Company's one joint venture investment is included in "Equity in earnings (loss) from joint ventures" on the Company's Consolidated Statements of Operations.

        At March 31, 2005, the Company had a 50.00% investment in Corporate Technology Centre Associates, LLC ("CTC"), whose external member is Corporate Technology Centre Partners, LLC. This venture was formed for the purpose of operating, acquiring and, in certain cases, developing CTL facilities.

        At March 31, 2005, the venture held one facility. The Company's investment in this joint venture at March 31, 2005 was $5.5 million. The joint venture's carrying value for the one facility owned at March 31, 2005 was $17.8 million. The joint venture had total assets of $19.6 million and total liabilities of $5,700 as of March 31, 2005 and a net loss of $(127,000) for the three months ended March 31, 2005. The Company accounts for this investment under the equity method because the Company's joint venture partner has certain participating rights giving them shared control over the venture.

        On November 23, 2004, the Company acquired the remaining 80.00% share of its joint venture partner's interest in the ACRE Simon, LLC ("ACRE") joint venture. The total net purchase price was $40.1 million of which $14.6 million was paid in cash and $25.5 million reflected the assumption of the joint venture partner's share of the debt of the partnership. The Company now owns 100.00% of this joint venture and therefore, as of November 23, 2004, consolidates it for financial statement purposes.

        On September 27, 2004, CTC Associates I L.P., a wholly-owned subsidiary of the Company's CTC joint venture, sold its interest in five buildings to a third party investor and the mortgage lender accepted the proceeds in full satisfaction of the obligation. This transaction resulted in a net loss of approximately $950,000 allocable to the Company.

        On March 31, 2004, the Company began accounting for its 44.70% interest in TriNet Sunnyvale Partners, L.P. ("Sunnyvale") as a VIE (see Note 3) because the limited partners of Sunnyvale have the option to put their interest to the Company for cash; however, the Company may elect to deliver 297,728 shares of Common Stock in lieu of cash. Therefore, the Company consolidates this partnership for financial statement reporting purposes. Prior to its consolidation, the Company accounted for this joint venture under the equity method for financial statement reporting purposes and it was presented in "Investments in joint ventures," on the Company's Consolidated Balance Sheets and earnings from the joint venture were included in "Equity in earnings (loss) from joint ventures" in the Company's Consolidated Statements of Operations.

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

        As more fully discussed in Note 7, the Company consolidates the TimberStar Operating Partnership, L.P., created on January 19, 2005, for financial statement purposes and records the minority interest of the external partner in "Minority interest in consolidated entities" on the Company's Consolidated Balance Sheets.

        On June 8, 2004, AutoStar Realty Operating Partnership, L.P. (the "Operating Partnership") was created to provide real estate financing solutions to automotive dealerships and related automotive businesses. The Operating Partnership is owned 0.50% by AutoStar Realty GP LLC (the "GP") and 99.50% by AutoStar Investors Partnership LLP (the "LP"). The GP is funded and owned 93.33% by iStar Automotive Investments, LLC, a wholly-owned subsidiary of the Company, and 6.67% by CP AutoStar, LP, an entity owned and controlled by two entities unrelated to the Company. The LP is funded and owned 93.33% by iStar Automotive Investments, LLC and 6.67% by CP AutoStar Co-Investors, LP, an entity controlled by two entities unrelated to the Company. This joint venture qualifies as a VIE and the Company is the primary beneficiary. Therefore, the Company consolidates this partnership for financial statement purposes and records the minority interest of the external partner in "Minority interest in consolidated entities" on the Company's Consolidated Balance Sheets.

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

Note 7—Other Investments

        Other investments consist of the following items (in thousands):

	March 31, 2005	December 31, 2004
Timber and timberlands, net of accumulated depletion	$115,687	$—
CTL intangibles, net of accumulated amortization (see Note 3)	40,565	41,247
Investments—other	21,693	18,446
Marketable securities	8,223	9,494
Prepaid expenses and other receivables	6,099	5,905

Other investments	$192,267	$75,092

        On January 19, 2005, TimberStar Operating Partnership, L.P. ("TimberStar") was created to acquire and manage a diversified portfolio of timberlands. TimberStar is owned 0.50% by TimberStar Investor GP LLC ("TimberStar GP") and 99.50% by TimberStar Investors Partnership LLP ("TimberStar LP"). TimberStar GP and TimberStar LP are both funded and owned 98.63% by iStar Timberland Investments LLC, a wholly-owned subsidiary of the Company, and 1.37% by T-Star Investor Partners, LLC, an entity owned and controlled by two individuals unrelated to the Company. The Company consolidates this partnership for financial statement purposes and records the minority interest of the external partner in "Minority interest in consolidated entities" on the Company's Consolidated Balance Sheets. At March 31, 2005, the venture held approximately 234,000 acres of timberland located in the northeast subject to a long-term supply agreement with the seller. The venture's carrying value of the timber and timberlands at March 31, 2005 was $115.7 million. Net income for the venture is reflected in "Other income" on the Company's Consolidated Statements of Operations.

Note 8—Other Assets and Other Liabilities

        Deferred expenses and other assets consist of the following items (in thousands):

	March 31, 2005	December 31, 2004
Deferred financing fees, net of amortization	$58,820	$63,169
Leasing costs, net of amortization	9,992	9,946
Deposits	5,318	7,332
Corporate furniture, fixtures and equipment	3,951	3,523
Interest rate protection agreements	2,827	3,168
Other assets	11,051	13,398

Deferred expenses and other assets	$91,959	$100,536

        Accounts payable, accrued expenses and other liabilities consist of the following items (in thousands):

	March 31, 2005	December 31, 2004
Accrued interest payable	$34,199	$37,709
Security deposits from customers	23,027	22,919
Accrued expenses	12,152	21,317
Unearned operating lease income	19,220	19,776
Interest rate protection agreements	39,081	19,458
Property taxes payable	5,090	5,415
Other liabilities	11,358	13,481

Accounts payable, accrued expenses and other liabilities	$144,127	$140,075

Note 9—Debt Obligations

        As of March 31, 2005 and December 31, 2004, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

		Carrying Value as of
	Maximum Amount Available	March 31, 2005	December 31, 2004	Stated Interest Rates(1)	Scheduled Maturity Date
Secured revolving credit facilities:
Line of credit	$—	$—	$—	LIBOR + 1.50% — 2.05%	March 2005(2)
Line of credit	700,000	17,224	67,775	LIBOR + 1.40% — 2.15%	January 2007(3)
Line of credit	350,000	10,811	10,811	LIBOR + 1.50% — 2.25%	August 2006(3)
Line of credit	500,000	—	—	LIBOR + 1.50% — 2.25%	September 2005
Unsecured revolving credit facilities:
Line of credit	1,250,000	613,000	840,000	LIBOR + 0.875%	April 2008(4)

Total revolving credit facilities	$2,800,000	$641,035	$918,586

Secured term loans:
Secured by CTL asset		59,983	60,180	6.41%	January 2013
Secured by CTL asset		76,339	76,670	6.55%	December 2005
Secured by CTL asset		135,441	136,512	7.44%	April 2009
Secured by CTL asset		135,000	135,000	LIBOR + 1.75%	October 2008
Secured by CTL assets		147,852	148,600	6.80% — 8.80%	Various through 2026
Secured by corporate bond investments		132,717	129,446	LIBOR + 1.05% — 1.50%	January 2006

Total term loans		687,332	686,408
Less: net debt premium		6,969	7,065

Total secured term loans		694,301	693,473
iStar Asset Receivables secured notes:
STARs Series 2002-1:
Class A2		121,633	202,052	LIBOR + 0.38%	December 2009(5)
Class B		39,955	39,955	LIBOR + 0.65%	April 2011(5)
Class C		26,637	26,637	LIBOR + 0.75%	May 2011(5)
Class D		21,310	21,310	LIBOR + 0.85%	January 2012(5)
Class E		42,619	42,619	LIBOR + 1.235%	January 2012(5)
Class F		26,637	26,637	LIBOR + 1.335%	January 2012(5)
Class G		21,309	21,309	LIBOR + 1.435%	January 2012(5)
Class H		26,637	26,637	6.35%	January 2012(5)
Class J		26,637	26,637	6.35%	May 2012(5)
Class K		26,637	26,637	6.35%	May 2012(5)

Total STARs Series 2002-1		380,011	460,430
Less: debt discount		(3,609)	(3,734)

STARs Series 2003-1:
Class A1		106,893	113,309	LIBOR + 0.25%	October 2005(6)
Class A2		225,227	225,227	LIBOR +0.35%	August 2010(6)
Class B		16,744	16,744	LIBOR + 0.55%	July 2011(6)
Class C		18,418	18,418	LIBOR + 0.65%	April 2012(6)
Class D		11,720	11,720	LIBOR + 0.75%	October 2012(6)
Class E		13,395	13,395	LIBOR + 1.05%	May 2013(6)
Class F		13,395	13,395	LIBOR + 1.10%	June 2013(6)
Class G		11,720	11,720	LIBOR + 1.25%	June 2013(6)
Class H		11,721	11,721	4.97%	June 2013(6)
Class J		13,394	13,394	5.07%	June 2013(6)
Class K		23,441	23,441	5.56%	June 2013(6)

Total STARS Series 2003-1		466,068	472,484

Total iStar Asset Receivables secured notes		842,470	929,180

Unsecured notes:
LIBOR + 0.39% Senior Notes(7)	400,000	—	LIBOR + 0.39%	March 2008
LIBOR + 1.25% Senior Notes	200,000	200,000	LIBOR + 1.25%	March 2007
4.875% Senior Notes	350,000	350,000	4.875%	January 2009
5.125% Senior Notes	250,000	250,000	5.125%	April 2011
5.15% Senior Notes(7)	700,000	—	5.15%	March 2012
5.70% Senior Notes(8)	367,022	250,000	5.70%	March 2014
6.00% Senior Notes	350,000	350,000	6.00%	December 2010
6.50% Senior Notes	150,000	150,000	6.50%	December 2013
7.00% Senior Notes	185,000	185,000	7.00%	March 2008
7.70% Notes(8)(9)	47	100,000	7.70%	July 2017
7.95% Notes(8)(9)	50,000	50,000	7.95%	May 2006
8.75% Notes	240,000	240,000	8.75%	August 2008

Total unsecured notes	3,242,069	2,125,000
Less: debt discount	(79,874)	(56,913)
Plus: impact of pay-floating swap agreements(see Note 11)	(23,374)	(3,652)

Total unsecured notes	3,138,821	2,064,435

Total debt obligations	$5,316,627	$4,605,674

Explanatory Notes:

(1)
Most variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on March 31, 2005 was 2.87%. However, some variable-rate debt obligations are based on 90-day LIBOR and reprice every 3 months. The 90-day LIBOR rate on March 31, 2005 was 3.12%.

(2)
On March 12, 2005, this line matured.

(3)
Maturity date reflects a one-year "term-out" extension at the Company's option.

(4)
Maturity date reflects a one-year extension at the Company's option.

(5)
Principal payments on these bonds are a function of the principal repayments on loan or CTL assets which collateralize these obligations. The dates indicated above represent the expected date on which the final payment would occur for such class based on the assumptions that the loans which collateralize the obligations are not voluntarily prepaid, the loans are paid on their effective maturity dates and no extensions of the effective maturity dates of any of the loans are granted. The final maturity date for the underlying indentures is May 28, 2020.

(6)
Principal payments on these bonds are a function of the principal repayments on loan or CTL assets which collateralize these obligations. The dates indicated above represent the expected date on which the final payment would occur for such class based on the assumptions that the loans which collateralize the obligations are not voluntarily prepaid, the loans are paid on their effective maturity dates and no extensions of the effective maturity dates of any of the loans are granted. The final maturity date for the underlying indentures is August 28, 2022.

(7)
On March 1, 2005, the Company issued $700.0 million of 5.15% Senior Notes due 2012 and $400.0 million of Senior Floating Rate Notes due 2008. The Senior Floating Rate Notes will bear interest at three-month LIBOR + 0.39%.

(8)
On March 1, 2005, the 7.70% Notes were exchanged for 5.70% Series B Senior Notes due 2014. For each $1,000 principal amount of TriNet Notes tendered, holders received approximately $1,171 principal amount of iStar Notes. A total of $117.0 million aggregate principal amount of iStar Notes were issued. The iStar Notes issued in the exchange offer form part of the existing 5.70% Series B Senior Notes due 2014 issued on March 9, 2004. On March 30, 2005, the Company amended certain covenants in the indenture relating to the 7.95% Notes due 2006 as a result of a consent solicitation of TriNet. As a result of the amendment, the Company merged TriNet into the Company and the Company became the obligor on the Notes (see Note 1).

(9)
These obligations were assumed as part of the acquisition of TriNet. As part of the accounting for the purchase, these fixed-rate obligations were considered to have stated interest rates which were below the then-prevailing market rates at which TriNet could issue new debt obligations and, accordingly, the Company ascribed a market discount to each obligation. Such discounts are amortized as an adjustment to interest expense using the effective interest method over the related term of the obligations. As adjusted, the effective annual interest rates on these obligations were 9.51% and 9.04% for the 7.70% Notes and 7.95% Notes, respectively.

        The Company's primary source of short-term funds is a $1,250.0 million unsecured revolving credit facility. As of March 31, 2005, there is approximately $629.4 million available to draw under the facility. In addition, the Company has three secured revolving credit facilities of which availability is based on percentage borrowing base calculations. Certain debt obligations, including the unsecured revolving credit facility, the secured lines of credit and the Company's publicly-held debt securities, contain covenants. These covenants are both financial and non-financial in nature. Significant financial covenants include limitations on the Company's ability to incur indebtedness beyond specified levels, and a requirement to maintain specified ratios of unsecured indebtedness compared to unencumbered assets. Significant non-financial covenants include a requirement in some of its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of March 31, 2005, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

        Capital Markets Activity—During the three months ended March 31, 2005, the Company issued $700.0 million aggregate principal amount of fixed-rate Senior Notes bearing interest at an annual rate of 5.15% and maturing in 2012 and $400.0 million of variable-rate Senior Notes bearing interest at an annual rate of three-month LIBOR + 0.39% and maturing in 2008. The proceeds from these transactions were used to repay outstanding balances on the Company's revolving credit facilities.

        In addition, on March 1, 2005, the Company exchanged its TriNet 7.70% Senior Notes due 2017 for iStar 5.70% Series B Senior Notes due 2014 in accordance with the exchange offer and consent solicitation issued on January 25, 2005. For each $1,000 principal amount of TriNet Notes tendered, holders received approximately $1,171 principal amount of iStar Notes. A total of $117.0 million aggregate principal amount of iStar Notes were issued. The iStar Notes issued in the exchange offer form part of the series of iStar 5.70% Series B Notes due 2014 issued on March 9, 2004. Also, on March 30, 2005, the Company amended certain covenants in the indenture relating to the 7.95% Notes due 2006 as a result of a consent solicitation of TriNet. As a result of the amendment, the Company merged TriNet into the Company, the Company became the obligor on the Notes and TriNet no longer exists (see Note 1).

        During the 12 months ended December 31, 2004, the Company issued $850.0 million aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 4.875% to 5.70% and maturing between 2009 and 2014, and $200.0 million of variable-rate Senior Notes bearing interest at an annual rate of three-month LIBOR + 1.25% and maturing in 2007. The Company primarily used the proceeds from the issuances of securities described above to repay secured indebtedness as it migrates its balance sheet towards more unsecured debt and to refinance higher yielding obligations.

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

        Unsecured/Secured Credit Facilities Activity—On March 12, 2005 one of the Company's secured revolving credit facilities with a maximum amount available to draw of $250.0 million matured.

        On July 20, 2004, one of the Company's $500.0 million secured facilities was amended to reduce the maximum amount available to $350.0 million, to extend the final maturity to August 2005 and to reduce the stated interest rate on first mortgage collateral to LIBOR + 1.50%.

        On April 19, 2004, the Company completed a new $850.0 million unsecured revolving credit facility with 19 banks and financial institutions. The new facility has a three-year initial term with a one-year extension at the Company's option. The facility bears interest, based upon the Company's current credit ratings, at a rate of LIBOR + 0.875% and a 17.5 basis point annual facility fee decreased from LIBOR + 1.00% and 25 basis points, respectively, due to an upgrade in the Company's senior unsecured debt rating to investment grade by S&P. On December 17, 2004, the commitment on this facility was increased to $1,250.0 million and the accordion feature was amended to permit an increase in the facility to $1.5 billion in the future if necessary. This new facility replaced a $300.0 million unsecured credit facility with a scheduled maturity of July 2004.

        On March 12, 2004 one of the Company's $700.0 million secured facilities was amended to reduce the maximum amount available to $250.0 million, to shorten the maturity to March 2005 and to reduce the stated interest rate on first mortgages and CTL assets to LIBOR + 1.50% and on subordinate and mezzanine lending investments to LIBOR + 2.05%

        On January 13, 2004 the Company closed $200.0 million of term financing that is secured by certain corporate bond investments and other lending securities. A number of these investments were previously financed under existing credit facilities. The new facility bears interest at LIBOR + 1.05% — 1.50% and has a final maturity date of January 2006.

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

        During the three months ended March 31, 2005 and 2004 the Company incurred an aggregate net loss on early extinguishment of debt of approximately $0 and $12.2 million, respectively, as a result of the early retirement of certain debt obligations.

        As of March 31, 2005, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2005 (remaining nine months)	$183,231
2006	193,528
2007	219,906
2008	1,573,000
2009	624,679
Thereafter	2,622,171

Total principal maturities	5,416,515
Net unamortized debt discounts	(76,514)
Impact of pay-floating swap agreement	(23,374)

Total debt obligations	$5,316,627

Explanatory Note:

(1)
Assumes exercise of extensions to the extent such extensions are at the Company's option.

Note 10—Shareholders' Equity

      The Company's charter provides for the issuance of up to 200.0 million shares of Common Stock, par value $0.001 per share, and 30.0 million shares of preferred stock. The Company has 4.0 million shares of 8.00% Series D Cumulative Redeemable Preferred Stock, 5.6 million shares of 7.875% Series E Cumulative Redeemable Preferred Stock, 4.0 million shares of 7.80% Series F Cumulative Redeemable Preferred Stock, 3.2 million shares of 7.65% Series G Cumulative Redeemable Preferred Stock and 5.0 million shares of 7.50% Series I Cumulative Redeemable Preferred Stock outstanding. The Series D, E, F, G, and I Cumulative Redeemable Preferred Stock are redeemable without premium at the option of the Company at their respective liquidation preferences beginning on October 8, 2002, July 18, 2008, September 29, 2008, December 19, 2008 and March 1, 2009, respectively.

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

        On December 15, 1998, the Company issued warrants to acquire 6.1 million shares of Common Stock, as adjusted for dilution, at $34.35 per share. The warrants were exercisable on or after December 15, 1999 at a price of $34.35 per share with an expiration date of December 15, 2005. On April 8, 2004, all 6.1 million warrants were exercised on a net basis and the Company subsequently issued approximately 1.1 million shares.

        DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three months ended March 31, 2005 and 2004, the Company issued a total of approximately 11,500 and 376,000 shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three months ended March 31, 2005 and 2004, were approximately $481,000 and $15.5 million, respectively. There are approximately 3.1 million shares available for issuance under the plan as of March 31, 2005.

        Stock Repurchase Program—The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of March 31, 2005, the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. The Company has not repurchased any shares under the stock repurchase program since November 2000.

Note 11—Risk Management and Use of Financial Instruments

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

        The Company has entered into the following cash flow and fair value hedges that are outstanding as of March 31, 2005. All hedges are currently effective and no ineffectiveness exists. The net value (liability) associated with these hedges is reflected on the Company's Consolidated Balance Sheets (in thousands).

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date	Maturity Date	Estimated Value at March 31, 2005
Pay-Fixed Swap	$125,000	2.885%	1/23/03	6/25/06	$1,393
Pay-Fixed Swap	125,000	2.838%	2/11/03	6/25/06	1,466
Pay-Floating Swap	200,000	4.381%	12/17/03	12/15/10	(4,375)
Pay-Floating Swap	105,000	3.678%	1/15/04	1/15/09	(3,805)
Pay-Floating Swap	100,000	4.345%	12/17/03	12/15/10	(2,377)
Pay-Floating Swap	100,000	3.878%	11/27/02	8/15/08	(1,603)
Pay-Floating Swap	100,000	3.713%	1/15/04	1/15/09	(3,495)
Pay-Floating Swap	100,000	3.686%	1/15/04	1/15/09	(3,592)
Pay-Floating Swap	50,000	3.810%	11/27/02	8/15/08	(911)
Pay-Floating Swap	50,000	4.290%	12/17/03	12/15/10	(1,334)
Pay-Floating Swap	45,000	3.684%	1/15/04	1/15/09	(1,621)
LIBOR Cap	345,000	8.000%	5/22/02	5/28/14	2,589
LIBOR Cap	135,000	6.000%	9/29/03	10/15/06	19

Total Estimated Value					$(17,646)

        Between January 1, 2004 and March 31, 2005, the Company also had outstanding the following cash flow hedges that have expired or been settled (in thousands):

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date		Maturity Date
Pay-Fixed Swap	$235,000	1.135%	3/11/04		9/15/04
Pay-Fixed Swap	200,000	1.144%	3/11/04		9/15/04
Pay-Fixed Swap	200,000	1.144%	3/11/04		9/15/04
Pay-Fixed Swap	100,000	4.484%	1/16/04		5/1/14
Pay-Fixed Swap	67,000	4.659%	12/09/04		3/31/15
Pay-Fixed Swap	67,000	4.659%	12/09/04		3/31/15
Pay-Fixed Swap	66,000	4.660%	12/09/04		3/31/15
Pay-Fixed Swap	75,000	5.580%	11/4/99	(1)	12/1/04
Pay-Fixed Swap	50,000	4.502%	1/16/04		5/1/14
Pay-Fixed Swap	50,000	4.500%	1/16/04		5/1/14
LIBOR Cap	75,000	7.750%	11/4/99	(1)	12/1/04
LIBOR Cap	35,000	7.750%	11/4/99	(1)	12/1/04

Explanatory Note:

(1)
Acquired in connection with the TriNet Acquisition (see Note 1).

        On December 9, 2004, the Company entered into three forward starting swaps all with ten-year terms and rates of 4.659%, 4.659% and 4.660% and notional amounts of $67.0 million, $67.0 million and $66.0 million, respectively, and were used to lock-in swap rates related to a portion of planned future corporate unsecured fixed-rate bond issuances. These three swaps were settled on February 28, 2005 in connection with the Company's issuance of $700.0 million of seven-year Senior Notes which were priced on February 23, 2005. The proceeds of $1.6 million from the settlement were deemed "ineffective" in accordance with the provisions of SFAS No. 133 and recorded as "Other income" on the Company's Consolidated Statements of Operations.

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

        Substantially all of the Company's CTL assets (including those held by joint ventures) and loans and other lending investments are collateralized by facilities located in the United States, with significant concentrations (i.e., greater than 10.00%) as of March 31, 2005 in California (17.93%). As of March 31, 2005, the Company's investments also contain greater than 10.00% concentrations in the following asset types: office-CTL (21.28%), industrial/R&D (15.18%), office–lending (13.51%) and entertainment/leisure (10.21%).

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

Note 12—Stock-Based Compensation Plans and Employee Benefits

        The Company's 1996 Long-Term Incentive Plan (the "Plan") is designed to provide incentive compensation for officers, other key employees and directors of the Company. The Plan provides for awards of stock options and shares of restricted stock and other performance awards. The maximum number of shares of Common Stock available for awards under the Plan is 9.00% of the outstanding shares of Common Stock, calculated on a fully diluted basis, from time to time, provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 5.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan, other than automatic awards to non-employee directors, are at the discretion of the Board of Directors or a committee of the Board of Directors. At March 31, 2005, a total of approximately 10.1 million shares of Common Stock were available for awards under the Plan, of which options to purchase approximately 1.3 million shares of

Common Stock were outstanding, 69,749 shares of restricted stock units were outstanding, 236,167 shares subject to transfer restrictions were outstanding and 108,980 restricted share awards were outstanding. A total of approximately 950,000 shares remain available for awards under the Plan as of March 31, 2005.

        Changes in options outstanding during three months ended March 31, 2005 are as follows:

	Number of Shares
	Employees	Non-Employee Directors	Other	Weighted Average Strike Price
Options Outstanding, December 31, 2004	909,253	103,794	307,564	$17.99
Granted in 2005	—	—	—	$0.00
Exercised in 2005	(29,261)	—	—	$20.70
Forfeited in 2005	(350)	—	—	$18.88

Options outstanding, March 31, 2005	879,642	103,794	307,564	$17.93

        The following table summarizes information concerning outstanding and exercisable options as of March 31, 2005:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
Exercise Price	Options Outstanding	Remaining Contractual Life	Currently Exercisable
$14.72	486,214	3.87	481,048
$16.88	405,766	4.76	405,766
$17.38	16,667	4.96	16,667
$19.69	227,867	5.76	227,867
$24.13	6,900	0.17	6,900
$24.94	40,000	6.13	40,000
$26.09	13,800	1.16	13,800
$26.97	2,000	6.21	2,000
$27.00	25,000	6.24	25,000
$28.54	3,396	3.09	3,396
$29.82	58,296	7.16	58,296
$55.39	5,094	4.17	5,094

	1,291,000	4.72	1,285,834

        In the third quarter 2002 (with retroactive application to the beginning of the calendar year), the Company adopted the fair value method for accounting for options issued to employees or directors, as allowed under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation" and revised by SFAS No. 123R, "Share-Based Payment." Accordingly, the Company recognizes a charge equal to the fair value of these options at the date of grant multiplied by the number of options issued. This charge is amortized over the related remaining vesting terms to individual employees as additional compensation. There were 15,500 options issued during the year ended December 31, 2003 with a strike price of $14.72.

        If the Company's compensation costs had been determined using the fair value method of accounting for stock options issued under the Plan to employees and directors prescribed by SFAS No. 123R prior to

2002, the Company's net income for the fiscal years ended March 31, 2005 and 2004, would have been reduced on a pro forma basis by approximately $0 and $0, respectively.

        Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

        During the three months ended March 31, 2005, the Company granted 35,330 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 34,555 remain outstanding.

        During the year ended December 31, 2004, the Company granted 36,205 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 23,638 remain outstanding. In addition, in connection with the Chief Executive Officer's employment agreement 236,167 restricted shares were issued on March 31, 2004 (see detailed information below).

        During the year ended December 31, 2003, the Company granted 40,600 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 11,390 remain outstanding.

        During the year ended December 31, 2002, the Company granted 199,350 restricted stock units to employees. Of these, 44,350 will vest proportionately over three years on the anniversary date of the initial grant. Of the 44,350 units granted, 166 remain outstanding as of March 31, 2005. The balance of 155,000 restricted stock units granted to several employees vested on March 31, 2004 due to the satisfaction of the following circumstances: (1) the employee remained employed until that date; and (2) the 60-day average closing price of the Company's Common Stock equaled or exceeded a set floor price as of such date. The market price of the stock was $42.30 on March 31, 2004; therefore, the Company incurred a one-time charge to earnings of approximately $6.7 million (the fair market value of the 155,000 shares at $42.30 per share plus the Company's share of taxes). During the year ended December 31, 2002, the Company also granted 208,980 restricted shares to its Chief Financial Officer (see detailed information below).

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

        During the year ended December 31, 2004, the Company entered into a three-year employment agreement with its new President. This initial three-year term, and any subsequent one-year renewal term, will automatically be extended for an additional year unless earlier terminated by prior notice from the Company or the President. Under the agreement, the President receives an annual base salary of $350,000, subject to an annual review for upward (but not downward) adjustment. Beginning with the fiscal year ending December 31, 2005, he will receive a target bonus of $650,000, subject to annual review for upward adjustment. For the year ended 2004, the President received a target bonus of $650,000, but prorated to reflect the portion of the year during which he was employed. In addition, the President purchased a 20.00% interest in both the Company's 2005 and 2006 high performance unit programs for directors and executive officers. The President will also have the option to buy 25.00%, 30.00% and 35.00% in the Company's 2007, 2008, and 2009 high performance unit programs for directors and executive officers. As of March 31, 2005, the President contributed approximately $288,000, $101,000 and $91,000 to the 2005, 2006 and 2007 high performance unit programs for directors and officers. The President shall also receive an allocation of 25.00% of the interests in the Company's proposed New Business Crossed Incentive

Compensation Program, which is a program that is intended to provide incentive compensation based upon the performance of new business lines to be identified by the Company.

        During the year ended December 31, 2002, the Company entered into a three-year employment agreement with its new Chief Financial Officer. Under the agreement, the Chief Financial Officer receives an annual base salary of $225,000. She may also receive a bonus, which is targeted to be $325,000, subject to an annual review for upward or downward adjustment. In addition, the Company granted the Chief Financial Officer 108,980 contingently vested restricted stock awards. These awards become vested on December 31, 2005 if the executive's employment with the Company has not terminated before such date. Dividends are paid on the restricted shares as dividends are paid on shares of the Company's Common Stock. These dividends are accounted for in a manner consistent with the Company's Common Stock dividends, as a reduction to retained earnings. For accounting purposes, the Company is currently taking a total charge of approximately $3.0 million related to the restricted stock awards, which is being amortized over the period from November 6, 2002 through December 31, 2005. This charge is reflected on the Company's Consolidated Statements of Operations in "General and administrative—stock-based compensation."

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

        On February 11, 2004, the Company entered into a new employment agreement with its Chief Executive Officer which took effect upon the expiration of the old agreement. The new agreement has an initial term of three years and provides for the following compensation:

  •
  an annual salary of $1.0 million;

  •
  a potential annual cash incentive award of up to $5.0 million if performance goals set by the Compensation Committee of the Board of Directors in consultation with the Chief Executive Officer are met; and

  •
  a one-time award of Common Stock with a value of $10.0 million at March 31, 2004 (based upon the trailing 20-day average closing price of the Common Stock); the award was fully vested when granted and dividends are paid on the shares from the date of grant, but the shares cannot be sold for five years unless the price of the Common Stock during the 12 months ending March 31 of each year increases by at least 15.00%, in which case the sale restrictions on 25.00% of the shares awarded will lapse in respect to each 12-month period. In connection with this award the Company recorded a $10.1 million charge in "General and administrative—stock-based compensation expense" on the Company's Consolidated Statements of Operations. The Chief Executive Officer notified the Company that subsequent to this award he contributed an equivalent number of shares to a newly established charitable foundation.

        In addition, the Chief Executive Officer purchased an 80.00% and 75.00% interest in the Company's 2006 and 2007 high performance unit programs for directors and executive officers, respectively. These performance programs were approved by the Company's shareholders in 2003 and 2004 and are described in detail in the Company's 2003 and 2004 annual proxy statement. The purchase price of $286,000 and

$274,000 for the 2006 and 2007 plan, respectively, was paid by the Chief Executive Officer and was based upon a valuation prepared by an independent investment-banking firm. The interests purchased by the Chief Executive Officer will have no value to him unless the Company achieves total shareholder returns in excess of those achieved by peer group indices, all as more fully described in the Company's 2003 annual proxy statement.

        The February 2004 employment agreement with the Company's Chief Executive Officer replaced a prior employment agreement dated March 30, 2001 that expired at the end of its term. The compensation awarded to the Company's Chief Executive Officer under this prior agreement included a grant of 2.0 million unvested phantom shares. The phantom shares vested on a contingent basis in installments of 350,000 shares, 650,000 shares, 600,000 shares and 400,000 shares when the average closing price of the Company's Common Stock achieved performance targets of $25.00, $30.00, $34.00 and $37.00, respectively, which were set at the commencement of the agreement in March 2001. The phantom shares became fully vested at the expiration of the term of the agreement on March 30, 2004. The market price of the Common Stock on March 30, 2004 was $42.40 and the Company incurred a one-time charge to earnings during the three months ended March 31, 2004 of approximately $86.0 million (the fair market value of the 2.0 million shares at $42.40 per share plus the Company's share of taxes).

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

        For these three plans, the Company's performance is measured over a one-, two-, or three-year valuation period, beginning on January 1, 2002 and ending on December 31, 2002, December 31, 2003 and December 31, 2004, respectively. The end of the valuation period (i.e., the "valuation date") will be accelerated if there is a change in control of the Company. The High Performance Common Stock has nominal value unless the total rate of shareholder return for the relevant valuation period exceeds the greater of: (1) 10.00%, 20.00%, or 30.00% for the 2002 plan, the 2003 plan and the 2004 plan, respectively; and (2) a weighted industry index total rate of return consisting of equal weightings of the Russell 1000 Financial Index and the Morgan Stanley REIT Index for the relevant period.

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

        The employee participants have purchased their interests in High Performance Common Stock through a limited liability company at purchase prices approved by the Company's Board of Directors. The Company's Board of Directors has established the prices of the High Performance Common Stock based upon, among other things, an independent valuation from a major securities firm. The aggregate initial purchase prices were set on June 25, 2002 and were approximately $2.8 million, $1.8 million and $1.4 million for the 2002, 2003 and 2004 plans, respectively. No HPU holder is permitted to exchange his or her interest in the LLC for shares of High Performance Common Stock prior to the applicable valuation date.

        The total shareholder return for the valuation period under the 2002 plan was 21.94%, which exceeded both the fixed performance threshold of 10.00% and the industry index return of (5.83%). As a result of this superior performance, the participants in the 2002 plan are entitled to receive distributions equivalent to the amount of dividends payable on 819,254 shares of the Company's Common Stock, as and when such dividends are paid. Such dividend payments began with the first quarter 2003 dividend. The

Company pays dividends on the 2002 plan shares in the same amount per equivalent share and on the same distribution dates that shares of the Company's Common Stock are paid. The Company had the right, but not the obligation, to repurchase at cost 50.00% of the interests earned by an employee in the 2002 plan if the employee breached certain non-competition, non-solicitation and confidentiality covenants through January 1, 2005.

        The total shareholder return for the valuation period under the 2003 plan was 78.29%, which exceeded the fixed performance threshold of 20.00% and the industry index return of 24.66%. The plan was fully funded and was limited to 1.00% of the average monthly number of fully diluted shares of the Company's Common Stock during the valuation period. As a result of the Company's superior performance, the participants in the 2003 plan are entitled to receive distributions equivalent to the amount of dividends payable on 987,149 shares of the Company's Common Stock, as and when such dividends are paid. Such dividend payments began with the first quarter 2004 dividend. The Company pays dividends on the 2003 plan shares in the same amount per equivalent share and on the same distribution dates that shares of the Company's Common Stock are paid.

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

        A new 2005 plan has been established with a three-year valuation period ending December 31, 2005. Awards under the 2005 plan were approved on January 14, 2003. The 2005 plan has 5,000 shares of High Performance Common Stock with an aggregate initial purchase price of $617,000. As of March 31, 2005 the Company has received a net contribution of $586,000 under this plan. The purchase price of the High Performance Common Stock was established by the Company's Board of Directors based upon, among other things, an independent valuation from a major securities firm. The provisions of the 2005 plan are substantially the same as the prior plans.

        A new 2006 plan has been established with a three-year valuation period ending December 31, 2006. Awards under the 2006 plan were approved on January 23, 2004. The 2006 plan had 5,000 shares of High Performance Common Stock with an aggregate initial purchase price of $715,000. As of March 31, 2005 the Company has received a net contribution of $687,000 under this plan. The purchase price of the High Performance Common Stock was established by the Company's Board of Directors based upon, among other things, an independent valuation from a major securities firm. The provisions of the 2006 plan are substantially the same as the prior plans.

        A new 2007 plan has been established with a three-year valuation period ending December 31, 2007. Awards under the 2007 plan were approved in January 2005. The 2007 plan had 5,000 shares of High Performance Common Stock with an aggregate initial purchase price of $643,000. As of March 31, 2005 the Company has received a net contribution of $580,000 under this plan. The purchase price of the High Performance Common Stock was established by the Company's Board of Directors based upon, among other things, an independent valuation from a major securities firm. The provisions of the 2007 plan are substantially the same as the prior plans.

        The additional equity from the issuance of the High Performance Common Stock is recorded as a separate class of stock and included within shareholders' equity on the Company's Consolidated Balance Sheets. Net income allocable to common shareholders will be reduced by the HPU holders' share of dividends paid and undistributed earnings, if any.

401(k) Plan

        Effective November 4, 1999, the Company implemented a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50.00% of the first 10.00% of the participant's annual compensation. The Company made gross contributions of approximately $368,000 and $279,000 for the three months ended March 31, 2005 and 2004, respectively.

Note 13—Earnings Per Share

        The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three months ended March 31, 2005 and 2004, respectively (in thousands, except per share data):

	For the Three Months Ended March 31,
	2005	2004
Numerator:
Income (loss) from continuing operations	$70,319	$(40,991)
Preferred dividend requirements	(10,580)	(19,600)

Income (loss) allocable to common shareholders and HPU holders before income from discontinued operations and gain from discontinued operations(1)	59,739	(60,591)
Income from discontinued operations	—	5,739
Gain from discontinued operations	—	136

Net income (loss) allocable to common shareholders and HPU holders(1)	$59,739	$(54,716)

Denominator:
Weighted average common shares outstanding for basic earnings per common share	111,469	107,468
Add: effect of assumed shares issued under treasury stock method for stock options, restricted shares and warrants	907	—
Add: effect of contingent shares	—	—
Add: effect of joint venture shares	298	—

Weighted average common shares outstanding for diluted earnings per common share	112,674	107,468

Basic earnings per common share:
Income (loss) allocable to common shareholders before income from discontinued operations and gain from discontinued operations(2)	$0.52	$(0.56)
Income from discontinued operations	0.00	0.06
Gain from discontinued operations	0.00	0.00

Net income (loss) allocable to common shareholders(2)	$0.52	$(0.50)

Diluted earnings per common share:
Income (loss) allocable to common shareholders before income from discontinued operations and gain from discontinued operations(3)	$0.52	$(0.56)
Income from discontinued operations	0.00	0.06
Gain from discontinued operations	0.00	0.00

Net income (loss) allocable to common shareholders(3)	$0.52	$(0.50)

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
For the three months ended March 31, 2005 and 2004, excludes $1,483 and $(905) of net income (loss) allocable to HPU holders, respectively.

(3)
For the three months ended March 31, 2005 and 2004, excludes $1,468 and $(905) of net income (loss) allocable to HPU holders diluted, respectively.

        For the three months ended March 31, 2005 and 2004, the following shares were antidilutive (in thousands):

	For the Three Months Ended March 31,
	2005	2004
Stock options	5	2,200
Restricted shares	—	84
Contingent shares	—	2,000
Warrants	—	6,100
Joint venure shares	73	371

Note 14—Comprehensive Income

      Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. Total comprehensive income (loss) was $69.1 million and $(40.6) million for the three months ended March 31, 2005 and 2004, respectively. The primary components of comprehensive income, other than net income, consist of amounts attributable to the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges and changes in the fair value of the Company's available-for-sale investments.

	For the Three Months Ended March 31,
	2005	2004
	(In thousands)
Net income (loss)	$70,319	$(35,116)
Other comprehensive income (loss):
Reclassification of gains/(losses) on securities into earnings upon realization	17	(3,897)
Reclassification of losses on qualifying cash flow hedges into earnings	(215)	(1,980)
Unrealized gains/(losses) on available-for-sale investments	(467)	2,587
Unrealized losses on cash flow hedges	(567)	(2,174)

Comprehensive income (loss)	$69,087	$(40,580)

        Unrealized gains/(losses) on available-for-sale investments and cash flow hedges are recorded as adjustments to shareholders' equity through "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included in net income unless realized.

        As of March 31, 2005 and December 31, 2004, accumulated other comprehensive income (losses) reflected in the Company's shareholders' equity is comprised of the following (in thousands):

	As of March 31, 2005	As of December 31, 2004
Unrealized gains on available-for-sale investments	$4,244	$4,694
Unrealized losses on cash flow hedges	(7,562)	(6,780)

Accumulated other comprehensive income (losses)	$(3,318)	$(2,086)

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

Note 15—Dividends

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

        On April 1, 2005, the Company declared a dividend of approximately $82.5 million or $0.7325 per common share applicable to the three-month period ended March 31, 2005 and payable to shareholders of record and holder of certain share equivalents on April 15, 2005. The Company also declared dividends aggregating $2.0 million, $2.8 million, $2.0 million, $1.5 million and $2.3 million, respectively, on its Series D, E, F, G and I preferred stock, respectively, for the three months ended March 31, 2005. There are no dividend arrearages on any of the preferred shares currently outstanding.

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

Note 16—Segment Reporting

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

        The Company evaluates performance based on the following financial measures for each segment:

	Real Estate Lending	Corporate Tenant Leasing	Corporate/ Other(1)	Company Total
	(In thousands)
Three months ended March 31, 2005:
Total revenues(2):	$100,942	$77,476	$3,080	$181,498
Equity in earnings (loss) from joint ventures	—	(160)	—	(160)
Total operating and interest expense(3):	8,491	36,616	65,707	110,814
Net operating income (loss)(4):	92,451	40,700	(62,627)	70,524
As of March 31, 2005:
Total long-lived assets(5):	$4,311,033	$2,974,638	N/A	$7,285,671
Total assets:	4,394,167	3,169,176	434,244	7,997,587
Three months ended March 31, 2004:
Total revenues(2):	$94,213	$66,496	$315	$161,024
Equity in earnings (loss) from joint ventures	—	6,248	—	6,248
Total operating and interest expense(3):	15,822	36,902	155,406	208,130
Net operating income (loss)(4):	78,391	35,842	(155,091)	(40,858)
As of December 31, 2004:
Total long-lived assets(5):	$3,946,189	$2,877,042	N/A	$6,823,231
Total assets:	4,022,729	3,068,242	129,266	7,220,237

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

(3)
Total operating and interest expense represents provision for loan losses and loss on early extinguishment of debt for the Real Estate Lending business and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. Interest expense on unsecured notes and the unsecured and secured revolving credit facilities, general and administrative expense and general and administrative-stock-based compensation is included in Corporate and Other for all periods. Depreciation and amortization of $17.9 million and $14.9 million for the three months ended March 31, 2005 and 2004, respectively, are included in the amounts presented above.

(4)
Net operating income (loss) represents income before minority interest, income (loss) from discontinued operations and gain from discontinued operations.

(5)
Total long-lived assets is comprised of Loans and other lending investments, net and Corporate tenant lease assets, net, for each respective segment.

Note 17—Subsequent Events

      Capital Transactions—On April 21, 2005, the Company issued $250.0 million 5.35% Senior Notes due 2010 and $250.0 million 6.50% Senior Notes due 2015. The Company used the proceeds to repay secured and unsecured indebtedness.

        Hedging Transactions—On April 21, 2005, the Company entered into $250.0 million of pay-floating interest rate swaps at a weighted average rate of 4.44% and maturing in April 2010.

        Acquistion of Substantial Minority Interest in Oak Hill Advisors—On May 2, 2005, the Company completed its closing on the substantial minority investment in Oak Hill Advisors, a premier asset management firm that focuses on corporate credit-oriented investment strategies for institutional investors. The Company issued $49.0 million of its shares of Common Stock to the selling partners as part of the consideration for this investment.

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

        The Company began its business in 1993 through private investment funds formed to take advantage of the underserved segments of the commercial real estate financing markets and what it felt were a lack of well-capitalized lenders capable of servicing the needs of customers in its markets. In March 1998, these private investment funds contributed their approximately $1.1 billion of assets to the Company's predecessor in exchange for a controlling interest in that public company. In November 1999, the Company acquired TriNet Corporate Realty Trust, Inc. ("TriNet"), which was then the largest publicly-traded company specializing in corporate sale/leaseback financing for office and industrial facilities (the "TriNet Acquisition"). Concurrent with the TriNet Acquisition, the Company also acquired its former external advisor in exchange for shares of its Common Stock and converted its organizational form to a Maryland corporation. The Company's Common Stock began trading on the New York Stock Exchange under the symbol "SFI" in November 1999. In March 2005, in connection with the amendment of certain covenants in the 7.95% TriNet Notes due 2006, the Company merged TriNet into the Company. As of March 31, 2005, TriNet no longer exists.

        The Company has experienced significant growth since becoming a public company in 1998, having made a number of strategic acquisitions to complement its organic growth and extending its business franchise. Transaction volume for the fiscal year ended December 31, 2004 was $2.8 billion, compared to $2.2 billion in 2003 and $1.7 billion in 2002. The Company completed 53 financing commitments in 2004, compared to 60 in 2003 and 41 in 2002. During the three months ended March 31, 2005, the Company had $1.2 billion of transaction volume representing 16 financing commitments. Repeat customer business has become a key source of transaction volume for the Company, accounting for approximately 58% of the Company's cumulative volume through March 31, 2005. Based upon feedback from its customers, the Company believes that greater recognition of the Company and its reputation for completing highly structured transactions in an efficient manner, have contributed to increases in its transaction volume. The benefits of higher investment volumes were mitigated to an extent by the extremely low interest rate environment in 2002, 2003 and 2004. Low interest rates benefit the Company in that its borrowing costs decrease, but similarly, earnings on its variable-rate lending investments also decrease.

        During the difficult economic and real estate market conditions of 2002 and 2003 the Company focused its investment activity on lower risk investments such as first mortgages and CTL transactions that met its risk adjusted return standards. The Company has experienced minimal losses on its lending investments. In 2004, the Company also focused on re-leasing space at its CTL facilities under longer-term leases in an effort to reduce the impact of lease expirations on the Company's earnings. As of March 31, 2005, the weighted average lease term on the Company's CTL portfolio was 11.5 years and the portfolio was 95% leased.

        The Company has continued to broaden its sources of capital and was particularly active in the capital markets over the past two years. The Company's strong performance and the low interest rate environment enabled the Company to issue preferred equity and debt securities on attractive pricing terms. The Company used the proceeds from the issuances to repay secured indebtedness, to refinance higher cost capital and to fund additional investments. In 2004, the Company continued to make progress on migrating its debt obligations from secured debt towards unsecured debt. While the Company considers it prudent to have a broad array of sources of capital, including secured financing arrangements, the Company will continue to seek to reduce its use of secured debt and increase its use of unsecured debt. As a result of its shift to unsecured debt and its strong credit and operating history, in October of 2004 the Company's senior unsecured debt rating was upgraded to investment grade by Standard & Poor's ("S&P") and Moody's Investors Service ("Moody's"). As an investment grade issuer, the Company believes that it will have greater access to the unsecured debt markets and a reduced cost of debt capital.

        Beginning in 2003, and throughout 2004, the commercial real estate industry attracted large amounts of investment capital. The Company intends to maintain its disciplined approach to underwriting its investments and will adjust its focus away from markets and products where the Company believes that the available pricing terms do not fairly reflect the risks of the investments. As a result of increased investment activity in both the public and private commercial real estate markets, many of the Company's borrowers were able to prepay loans with proceeds from initial public offerings, asset sales or refinancings. As a consequence, the Company experienced a higher level of prepayments in 2004 than in previous years. If significant amounts of investment capital continue to be allocated to commercial real estate and interest rates remain low in 2005, the Company expects to continue to see high levels of prepayments. The Company's loans generally have some form of call protection, so many of the prepayments generate significant prepayment penalties. Increased prepayment penalties will result in higher current "Other income" on the Company's Consolidated Statements of Operations, which will be offset by reduced "Interest income" on the Company's Consolidated Statement of Operations. In 2004, the Company took advantage of the strong real estate sales market by selectively selling certain non-core CTL assets. Sales of assets will result in a reduction in "Operating lease income" on the Company's Consolidated Statements of Operations and will also result in "Gains from discontinued operations" on the Company's Consolidated Statements of Operations.

        The Company continues to see strong capital inflows into the real estate sector as interest rates remain at historically low levels and as most markets continue to show improved underlying fundamentals. This increased capital has resulted in a highly competitive real estate financing environment with reduced financing spreads. Despite this trend, the Company will continue to maintain its disciplined investment strategy and deploy its capital to those opportunities that demonstrate the most attractive returns. The Company's lower cost of funds, due to its senior unsecured debt rating upgrade to investment grade by S&P and Moody's in October 2004, should enable the Company to increase the velocity of its originations by making attractive investments that the Company was previously unable to compete effectively for due to its higher cost of capital. In response to these market trends and as part of the continued expansion of its existing real estate, corporate credit and capital markets capabilities, the Company is investing in several new acquisitions and strategic business relationships which should enable it to bring its custom-tailored financing approach to several new markets.

Results of Operations

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

        Interest income—Interest income increased by $9.3 million to $92.4 million for the three months ended March 31, 2005 from $83.1 million for the same period in 2004. This increase was primarily due to $34.3 million of interest income on new originations or additional fundings, offset by a $26.0 million decrease from the repayment of loans and other lending investments. This increase was also due to an increase in interest income on the Company's variable-rate lending investments as a result of higher average one-month LIBOR rates of 2.64% in 2005, compared to 1.10% in 2004.

        Operating lease income—Operating lease income increased by $11.1 million to $77.1 million for the three months ended March 31, 2005 from $66.0 million for the same period in 2004. Of this increase, $11.9 million is attributable to new CTL investments and the consolidation of Sunnyvale in March 2004 and ACRE in November 2004 and an additional $1.2 million of operating lease income from one CTL customer that is terminating their lease. This increase is partially offset by approximately $2.1 million of lower operating lease income due to vacancies and lower rental rates on certain CTL assets.

        Other income—Other income generally consists of prepayment penalties and realized gains from the early repayment of loans and other lending investments, financial advisory and asset management fees, lease termination fees, mortgage servicing fees, loan participation payments and dividends on certain investments. During the three months ended March 31, 2005, other income included realized gains on sale of marketable securities of $318,000, income from loan repayments and prepayment penalties of $8.6 million, lease termination, asset management, mortgage servicing and other fees of approximately $518,000 and other miscellaneous income such as interest rate swap termination fees of $2.5 million.

        During the three months ended March 31, 2004, other income included realized gains on sale of lending investments of $4.6 million, income from loan repayments and prepayment penalties of $6.3 million, asset management, mortgage servicing and other fees of approximately $654,000 and other miscellaneous income such as dividend payments of $323,000.

        Interest expense—For the three months ended March 31, 2005, interest expense increased by $16.5 million to $69.0 million from $52.5 million for the same period in 2004. This increase was primarily due to higher average borrowings on the Company's unsecured debt obligations. This increase was also due to higher average one-month LIBOR rates, which averaged 2.64% in 2005 compared to 1.10% in 2004 and higher average three-month LIBOR rates, which averaged 2.84% in 2005 compared to 1.12% in 2004, on the unhedged portion of the Company's variable-rate debt and was partially offset by a $300,000 decrease in amortization of deferred financing costs on the Company's debt obligations in 2005 compared to the same period in 2004.

        Operating costs—corporate tenant lease assets—For the three months ended March 31, 2005, operating costs increased by approximately $1.0 million to $5.7 million from $4.7 million for the same period in 2004. This increase is primarily related to new CTL investments, higher unrecoverable operating costs due to vacancies and lease modifications on certain CTL assets and the consolidation of Sunnyvale (see Note 6 to the Company's Consolidated Financial Statements).

        Depreciation and amortization—Depreciation and amortization increased by $3.0 million to $17.9 million for the three months ended March 31, 2005 from $14.9 million for the same period in 2004. This increase is primarily due to depreciation on new CTL investments and the consolidated of Sunnyvale and ACRE (see Note 6 to the Company's Consolidated Financial Statements).

        General and administrative—For the three months ended March 31, 2005, general and administrative expenses increased by $2.0 million to $15.4 million, compared to $13.4 million for the same period in 2004. This increase is primarily due to an increase in payroll related costs resulting from employee growth and an underestimation of 2004 state taxes.

        General and administrative—stock-based compensation—General and administrative—stock-based compensation decreased by $106.9 million to $642,000 for the three months ended March 31, 2005 compared to $107.5 million for the same period in 2004. In 2004, the Company recognized a charge of approximately $106.9 million composed of $4.1 million for the performance-based vesting of 100,000 restricted shares granted under the Company's long-term incentive plan to the Chief Financial Officer, $86.0 million for the vesting of 2.0 million phantom shares on March 30, 2004 granted to the Chief Executive Officer, $10.1 million for the one-time award of Common Stock to the Chief Executive Officer and $6.7 million for the vesting of 155,000 restricted shares granted to several employees.

        Provision for loan losses—The Company's charge for provision for loan losses decreased to $2.3 million for the three months ended March 31, 2005 compared to $3.0 million in the same period in 2004. As more fully discussed in Note 4 to the Company's Consolidated Financial Statements, the Company has experienced minimal actual losses on its loan investments to date. The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company's assessment of general market conditions, the Company's internal risk management policies and credit risk rating system, industry loss experience, the Company's assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

        Loss on early extinguishment of debt—During the three months ended March 31, 2005, the Company had no losses on early extinguishment of debt.

        During the three months ended March 31, 2004, the Company had $11.5 million of losses on early extinguishment of debt associated with the prepayment penalties and amortization of deferred financing costs related to the redemption of $110.0 million of the Company's 8.75% Senior Notes due 2008. In addition, the Company incurred $428,000 of losses associated with the amortization of deferred financing costs related to the early repayment of the Company's $60.0 million term loan which had an original maturity of June 2004. The Company also incurred a loss of $287,000 associated with amortization of deferred financing costs related to the early repayment of the Company's $193.0 million term loan which had an original maturity of July 2004. All of these activities are related to the Company's strategy of migrating its borrowings toward more unsecured debt and taking advantage of lower cost refinancing opportunities.

        Equity in earnings (loss) from joint ventures—For the three months ended March 31, 2005, equity in earnings (loss) from joint ventures decreased by $6.4 million to approximately $(160,000) from $6.2 million for the same period in 2004. This decrease is primarily due to certain lease terminations in 2003 and the conveyance by one of the Company's CTL joint ventures of its interest in two buildings and the related property to the mortgage lender in exchange for satisfaction of its obligations of the related loan in the first quarter of 2004. In addition, this decrease is due to the consolidation of Sunnyvale in March 2004 and the consolidation of ACRE in November 2004 but is partially offset by the sale of one of the Company's CTL joint venture interests in five buildings in September 2004 (see Note 6 to the Company's Consolidated Financial Statements).

        Income from discontinued operations—For the three months ended March 31, 2005 and 2004, operating income earned by the Company on CTL assets sold (prior to their sale) and assets held for sale of approximately $0 and $5.7 million, respectively, is classified as "discontinued operations," even though such income was recognized by the Company prior to the asset dispositions or classification as "Assets held for sale" on the Company's Consolidated Balance Sheets.

        Gain from discontinued operations—During the three months ended March 31, 2005, the Company did not sell any CTL assets.

        During the three months ended 2004, the Company disposed of one CTL asset for net proceeds of $2.8 million, and recognized a gain of approximately $136,000.

Adjusted Earnings

        The Company measures its performance using adjusted earnings in addition to net income. Adjusted earnings represents net income (loss) allocable to common shareholders and HPU holders computed in accordance with GAAP, before depreciation, depletion, amortization, gain (loss) from discontinued operations, extraordinary items and cumulative effect of change in accounting principle. Adjustments for unconsolidated partnerships and joint ventures reflect the Company's share of adjusted earnings calculated on the same basis.

        The Company believes that adjusted earnings is a helpful measure to consider, in addition to net income, because this measure helps the Company to evaluate how its commercial real estate finance business is performing compared to other commercial finance companies, without the effects of certain GAAP adjustments that are not necessarily indicative of current operating performance. The most significant GAAP adjustments that the Company excludes in determining adjusted earnings are depreciation, depletion and amortization. As a commercial finance company that focuses on real estate lending and corporate tenant leasing, the Company records significant depreciation on its real estate assets and amortization of deferred financing costs associated with its borrowings. The Company also records depletion on its timber assets, although depletion amounts are currently insignificant. Depreciation, depletion and amortization do not affect the Company's daily operations, but they do impact financial results under GAAP. By measuring its performance using adjusted earnings and net income, the Company is able to evaluate how its business is performing both before and after giving effect to recurring GAAP adjustments such as depreciation, depletion and amortization and, in the case of adjusted earnings, after including earnings from its joint venture interests on the same basis and excluding gains or losses from the sale of assets that will no longer be part of its continuing operations.

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

	For the Three Months Ended March 31,
	2005	2004
	(In thousands) (Unaudited)
Adjusted earnings:
Net income (loss) allocable to common shareholders and HPU holders	$59,739	$(54,716)
Add: Joint venture income	42	—
Add: Depreciation, depletion and amortization	18,150	15,938
Add: Joint venture depreciation and amortization	135	1,532
Add: Amortization of deferred financing costs	7,526	10,312
Less: Gains from discontinued operations	—	(136)

Adjusted diluted earnings allocable to common shareholders and HPU holders(1)(2)	$85,592	$(27,070)

Weighted average diluted common shares outstanding(3)	112,747	107,468

Explanatory Notes:

(1)
For the three months ended March 31, 2005 and 2004, adjusted diluted earnings allocable to common shareholders and HPU holders includes $2,102 and $(447) of net income (loss) allocable to HPU holders, respectively.

(2)
For three months ended March 31, 2004, adjusted diluted earnings allocable to common shareholders includes a $106.9 million charge related to performance-based vesting of 100,000 restricted shares granted under the Company's long-term incentive plan to the Chief Financial Officer, the vesting of 2.0 million phantom shares on March 30, 2004 granted to the Chief Executive Officer, the one-time award of Common Stock with a value of $10.0 million to the Chief Executive Officer, the vesting of 155,000 restricted shares granted to several employees and the Company's share of taxes associated with all transactions.

(3)
For the three months ended March 31, 2005, in addition to the GAAP defined weighted average diluted shares outstanding this balance includes an additional 72,819 shares related to the additional dilution of joint venture shares.

Risk Management

        Loans and Other Lending Investments Credit Statistics—The table below summarizes the Company's loans and other lending investments that are more than 90-days past due in scheduled payments and details the provision for loan losses associated with the Company's lending investments for the three months ended March 31, 2005 and the year ended December 31, 2004 (in thousands):

	As of March 31, 2005		As of December 31, 2004
	$	%	$	%
Carrying value of loans past due 90 days or more/
As a percentage of total assets	$27,526	0.34%	$27,526	0.38%
As a percentage of total loans		0.63%		0.69%
Provision for loan losses/
As a percentage of total assets	46,876	0.59%	42,436	0.59%
As a percentage of total loans		1.08%		1.06%
Net charge-offs/
As a percentage of total assets	—	0.00%	—	0.00%
As a percentage of total loans		0.00%		0.00%

        Non-Performing Loans—Non-performing loans includes all loans on non-accrual status and repossessed real estate collateral. The Company transfers loans to non-accrual status at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) the net realizable value of the loan's underlying collateral approximates the Company's carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. As of March 31, 2005, the Company's non-performing loans included three non-accrual loans with an aggregate carrying value of $102.7 million, or 1.28% of total assets, compared to 0.38% at December 31, 2004, and no repossessed real estate collateral. Management believes there is adequate collateral to support the book values of the assets.

        Watch List Assets—The Company conducts a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." As of March 31, 2005, the Company had one asset on its credit watch list, excluding those assets included in non-performing loans above, with an aggregate carrying value of $5.2 million, or 0.06% of total assets.

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

        The following table outlines the contractual obligations related to the Company's long-term debt agreements and operating lease obligations as of March 31, 2005. There are no other long-term liabilities of the Company that would constitute a contractual obligation.

		Principal Payments Due By Period(1)
	Total	Less Than 1 Year	2-3 Years	4-5 Years	6-10 Years	After 10 Years
	(In thousands)
Long-Term Debt Obligations:
Unsecured notes	$3,242,069	$—	$835,000	$590,000	$1,817,022	$47
iStar Asset Receivables secured notes(2)	846,079	106,892	—	121,633	617,554	—
Unsecured revolving credit facilities	613,000	—	—	613,000	—	—
Secured term loans(3)	687,332	209,056	2,683	288,045	97,974	89,574
Secured revolving credit facilities	28,035	—	28,035	—	—	—

Total	5,416,515	315,948	865,718	1,612,678	2,532,550	89,621
Operating Lease Obligations:(4)	14,329	3,079	6,134	4,269	847	—

Total	$5,430,844	$319,027	$871,852	$1,616,947	$2,533,397	$89,621

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

        The Company's primary credit facility is an unsecured credit facility totaling $1,250.0 million which bears interest at LIBOR + 0.875% per annum and matures in April 2008. At March 31, 2005, the Company had $613.0 million drawn under this facility (see Note 9 to the Company's Consolidated Financial Statements). The Company also has three LIBOR-based secured revolving credit facilities with an aggregate maximum capacity of $1,550.0 million, of which $28.0 million was drawn as of March 31, 2005. Availability under these facilities is based on collateral provided under a borrowing base calculation.

        The Company's debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include limitations on the Company's ability to incur indebtedness beyond specified levels and a requirement to maintain specified ratios of unsecured indebtedness compared to unencumbered assets.

        Significant non-financial covenants include a requirement in some of its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of March 31, 2005, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

        Unencumbered Assets/Unsecured Debt—The Company has made and will continue to make progress in migrating its balance sheet towards more unsecured debt, which generally results in a corresponding reduction of secured debt and an increase in unencumbered assets. The exact timing in which the Company will issue or borrow unsecured debt will be subject to market conditions. The following table shows the ratio of unencumbered assets to unsecured debt at March 31, 2005 and December 31, 2004 (in thousands):

	As of March 31, 2005	As of December 31 2004
Total Unencumbered Assets	$5,685,455	$4,687,044
Total Unsecured Debt(1)	$3,855,069	$2,965,000
Unencumbered Assets/Unsecured Debt	148%	158%

Explanatory Note:

(1)
See Note 9 to the Company's Consolidated Financial Statements for a more detailed description of the Company's unsecured debt.

        Capital Markets Financings—The Company was an active issuer in the capital markets in the year ended December 31, 2004 and during the first quarter 2005. The continued strength of the Company's operating performance and the low interest rate environment provided the Company with the opportunity to issue preferred equity and unsecured debt securities on attractive pricing terms. During the three months ended March 31, 2005, the Company issued $700.0 million aggregate principal amount of fixed-rate Senior Notes bearing interest at an annual rate of 5.15% and maturing in 2012 and $400.0 million of variable-rate Senior Notes bearing interest at an annual rate of three-month LIBOR + 0.39% and maturing 2008. The proceeds from these transactions were used to repay outstanding balances on the Company's revolving credit facilities.

        In addition, on March 1, 2005, the Company exchanged its TriNet 7.70% Senior Notes due 2017 for iStar 5.70% Series B Senior Notes due 2014 in accordance with the exchange offer and consent solicitation issued on January 25, 2005. For each $1,000 principal amount of TriNet Notes tendered, holders received approximately $1,171 principal amount of iStar Notes. A total of $117.0 million aggregate principal amount of iStar Notes were issued. The iStar Notes issued in the exchange offer form part of the series of iStar 5.70% Series B Notes due 2014 issued on March 9, 2004. Also, on March 30, 2005, the Company amended certain covenants in the indenture relating to the 7.95% Notes due 2006 as a result of a consent solicitation of TriNet. As a result of the amendment, the Company merged TriNet into the Company, the Company became the obligor on the Notes and TriNet no longer exists (see Note 1 of the Company's Consolidated Financial Statements).

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

        Unsecured/Secured Credit Facilities Activity—On March 12, 2005 one of the Company's secured revolving credit facilities with a maximum amount available to draw of $250.0 million matured.

        On July 20, 2004, one of the Company's $500.0 million secured facilities was amended to reduce the maximum amount available to $350.0 million, to extend the final maturity to August 2004 and to reduce the stated interest rate on first mortgage collateral to LIBOR + 1.50%.

        On April 19, 2004, the Company completed a new $850.0 million unsecured revolving credit facility with 19 banks and financial institutions. The new facility has a three-year initial term with a one-year extension at the Company's option. The facility bears interest, based upon the Company's current credit ratings, at a rate of LIBOR + 0.875% and a 17.5 basis point annual facility fee decreased from LIBOR + 1.00% and 25 basis points, respectively, due to an upgrade in the Company's senior unsecured debt rating to investment grade by S&P. On December 17, 2004, the commitment on this facility was increased to $1,250.0 million and the accordion feature was amended to permit an increase in the facility to $1.5 billion in the future if necessary. This new facility replaced a $300.0 million unsecured credit facility with a scheduled maturity of July 2005.

        On March 12, 2004, one of the Company's $700.0 million secured facilities was amended to reduce the maximum amount available to $250.0 million, to shorten the maturity to March 2004 and to reduce the stated interest rate on first mortgages and CTL assets to LIBOR + 1.50% and on subordinate and mezzanine lending investments to LIBOR + 2.05%

        On January 13, 2004, the Company closed $200.0 million of term financing that is secured by certain corporate bond investments and other lending securities. A number of these investments were previously financed under existing credit facilities. The new facility bears interest at LIBOR + 1.05%—1.50% and has a final maturity date of January 2006.

        On January 27, 2004, the Company extended the maturity on one of its $700.0 million secured facilities to January 2007, which includes a one-year "term-out" at the Company's option.

        Other Financing Activity—During the twelve months ended December 31, 2004, the Company purchased the remaining interest in the ACRE Simon joint venture from the former ACRE Simon external member for $40.1 million. Upon purchase of the interest, the ACRE Simon joint venture became fully consolidated for accounting purposes and approximately $31.8 million of secured term debt is reflected on the Company's Consolidated Balance Sheets. The term loans bear interest at rates of 7.61% to 8.43% and mature between 2005 and 2011. In addition, the Company repaid a total of $314.6 million in term loan financing, $9.8 million of which was part of the ACRE Simon acquisition.

        Hedging Activities—The Company has variable-rate lending assets and variable-rate debt obligations. These assets and liabilities create a natural hedge against changes in variable interest rates. This means that as interest rates increase, the Company earns more on its variable-rate lending assets and pays more on its variable-rate debt obligations and, conversely, as interest rates decrease, the Company earns less on its variable-rate lending assets and pays less on its variable-rate debt obligations. When the amount of the Company's variable-rate debt obligations exceeds the amount of its variable-rate lending assets, the Company utilizes derivative instruments to limit the impact of changing interest rates on its net income. The Company has a policy in place, that is administered by the Audit Committee, which requires the Company to enter into hedging transactions to mitigate the impact of rising interest rates on the Company's earnings. The policy states that a 100 basis point increase in short-term rates cannot have a greater than 2.50% impact on quarterly earnings. The Company does not use derivative instruments to hedge assets or for speculative purposes. The derivative instruments the Company uses are typically in the form of interest rate swaps and interest rate caps. Interest rate swaps effectively change variable-rate debt obligations to fixed-rate debt obligations or convert fixed-rate debt to variable rate in order to mitigate the risk of changes in fair value of the fixed-rate debt obligations. Interest rate caps effectively limit the maximum interest rate on variable-rate debt obligations.

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

        The Company has entered into the following cash flow and fair value hedges that are outstanding as of March 31, 2005. All hedges are currently effective and no ineffectiveness exists. The net value (liability) associated with these hedges is reflected on the Company's Consolidated Balance Sheets (in thousands).

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date	Maturity Date	Estimated Value at March 31, 2005
Pay-Fixed Swap	$125,000	2.885%	1/23/03	6/25/06	$1,393
Pay-Fixed Swap	125,000	2.838%	2/11/03	6/25/06	1,466
Pay-Floating Swap	200,000	4.381%	12/17/03	12/15/10	(4,375)
Pay-Floating Swap	105,000	3.678%	1/15/04	1/15/09	(3,805)
Pay-Floating Swap	100,000	4.345%	12/17/03	12/15/10	(2,377)
Pay-Floating Swap	100,000	3.878%	11/27/02	8/15/08	(1,603)
Pay-Floating Swap	100,000	3.713%	1/15/04	1/15/09	(3,495)
Pay-Floating Swap	100,000	3.686%	1/15/04	1/15/09	(3,592)
Pay-Floating Swap	50,000	3.810%	11/27/02	8/15/08	(911)
Pay-Floating Swap	50,000	4.290%	12/17/03	12/15/10	(1,334)
Pay-Floating Swap	45,000	3.684%	1/15/04	1/15/09	(1,621)
LIBOR Cap	345,000	8.000%	5/22/02	5/28/14	2,589
LIBOR Cap	135,000	6.000%	9/29/03	10/15/06	19

Total Estimated Value					$(17,646)

        Between January 1, 2004 and March 31, 2005, the Company also had outstanding the following cash flow hedges that have expired or been settled (in thousands):

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date	Maturity Date
Pay-Fixed Swap	$235,000	1.135%	3/11/04	9/15/04
Pay-Fixed Swap	200,000	1.144%	3/11/04	9/15/04
Pay-Fixed Swap	200,000	1.144%	3/11/04	9/15/04
Pay-Fixed Swap	100,000	4.484%	1/16/04	5/1/14
Pay-Fixed Swap	67,000	4.659%	12/09/04	3/31/15
Pay-Fixed Swap	67,000	4.659%	12/09/04	3/31/15
Pay-Fixed Swap	66,000	4.660%	12/09/04	3/31/15
Pay-Fixed Swap	75,000	5.580%	11/4/99(1)	12/1/04
Pay-Fixed Swap	50,000	4.502%	1/16/04	5/1/14
Pay-Fixed Swap	50,000	4.500%	1/16/04	5/1/14
LIBOR Cap	75,000	7.750%	11/4/99(1)	12/1/04
LIBOR Cap	35,000	7.750%	11/4/99(1)	12/1/04

Explanatory Note:

(1)
Acquired in connection with the TriNet Acquisition (see Note 1 to the Company's Consolidated Financial Statements).

        On December 9, 2004, the Company entered into three forward starting swaps all with ten-year terms and rates of 4.659%, 4.659% and 4.660% and notional amounts of $67.0 million, $67.0 million and $66.0 million, respectively, and are being used to lock-in swap rates related to a portion of planned future corporate unsecured fixed-rate bond issuances. These three swaps were settled on February 28, 2005 in connection with the Company's issuance of $700.0 million of seven-year Senior Notes which were priced on February 23, 2005. The proceeds of $1.6 million from the settlement were deemed "ineffective" in accordance with the provisions of SFAS No. 133 and recorded as "Other income" on the Company's Consolidated Statements of Operations.

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

        In September 2003, the Company entered into a $135.0 million cap with a rate of 6.00% to hedge the Company's current outstanding floating-rate debt. This cap has a three-year term. Further, the Company entered into two $125.0 million forward starting swaps in the first quarter 2004 that became effective in June 2003. These forward starting swaps replaced the two $125.0 million pay-fixed swaps that expired in June 2003. The two new pay-fixed swaps have a three-year term and expire on June 25, 2006.

        In addition, in connection with a portion of the Company's fixed-rate corporate bonds, the Company entered into three pay-floating interest rate swaps in December 2004 struck at 4.381%, 4.345% and 4.29% with notional amounts of $200.0 million, $100.0 million and $50.0 million, respectively, and maturing on December 15, 2010 and also entered into two pay-floating interest rate swaps in November 2002 struck at 3.8775% and 3.81% with notional amounts of $100.0 million and $50.0 million, respectively, and maturing on August 15, 2008. The Company pays six-month LIBOR on the swaps entered into in December 2004 and one-month LIBOR on the swaps entered into in November 2002 and receives the stated fixed rate in return. These swaps mitigate the risk of changes in the fair value of $350.0 million of seven-year Senior Notes and $150.0 million of ten-year Senior Notes attributable to changes in LIBOR. For accounting purposes, the difference between the fixed rate received and the LIBOR rate paid on the notional amount of the swap is recorded as "Interest expense" on the Company's Consolidated Statements of Operations.

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

        Off-Balance Sheet Transactions—The Company is not dependent on the use of any off-balance sheet financing arrangements for liquidity. As of March 31, 2005, the Company did not have any CTL joint ventures accounted for under the equity method, which had third-party debt.

        The Company's STARs securitizations are all on-balance sheet financings.

        The Company has certain discretionary and non-discretionary unfunded commitments related to its loans and other lending investments that it may need to, or choose to, fund in the future. Discretionary commitments are those under which the Company has sole discretion with respect to future funding. Non-discretionary commitments are those that the Company is generally obligated to fund at the request of the borrower or upon the occurrence of events outside of the Company's direct control. As of March 31, 2005, the Company had 20 loans with unfunded commitments totaling $514.2 million, of which $26.6 million was discretionary and $487.6 million was non-discretionary. In addition, the Company has $32.8 million of non-discretionary unfunded commitments related to two existing customers. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Currently, the Company has committed $18.1 million in pre-approved capital improvement projects and $14.7 million in new construction costs. Further, the Company had one equity investment with unfunded non-discretionary commitments of $4.4 million.

        Ratings Triggers—The $1,250.0 million unsecured revolving credit facility that the Company has in place at March 31, 2005, bears interest at LIBOR + 0.875% per annum based on the Company's senior unsecured credit ratings of BBB- from S&P, Baa3 from Moody's and BBB- from Fitch Ratings. This rate was reduced from LIBOR + 1.00% due to the Company achieving an investment grade senior unsecured debt rating from S&P in October 2004. There are no other ratings triggers in any of the Company's debt instruments or other operating or financial agreements at March 31, 2005.

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

        DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three months ended March 31, 2005 and 2004, the Company issued a total of approximately 11,500 and 376,000 shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three months ended March 31, 2005 and 2004, were approximately $481,000 and $15.5 million, respectively. There are approximately 3.1 million shares available for issuance under the plan as of March 31, 2005.

        Stock Repurchase Program—The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of March 31, 2005, the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. The Company has not repurchased any shares under the stock repurchase program since November 2000.

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

        Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. During the three months ended March 31, 2005, management reviewed and evaluated its critical accounting policies and believes them to be appropriate. The Company's accounting policies are described in Note 3 to the Company's Consolidated Financial Statements. Management believes the more significant of these to be as follows:

        Executive Compensation—The Company's accounting policies generally provide cash compensation to be estimated and recognized over the period of service. With respect to stock-based compensation arrangements, as of July 1, 2002 (with retroactive application to the beginning of the calendar year), the Company has adopted the fair value method allowed under SFAS No. 123R on a prospective basis, which values options on the date of grant and recognizes an expense equal to the fair value of the option multiplied by the number of options granted over the related service period. Prior to the third quarter 2002, the Company elected to use APB 25 accounting, which measured the compensation charges based on the intrinsic value of such securities when they become fixed and determinable, and recognized such expense over the related service period. These arrangements are often complex and generally structured to align the interests of management with those of the Company's shareholders. See Note 12 to the Company's Consolidated Financial Statements for a detailed discussion of such arrangements and the related accounting effects.

        During 2004 the Company entered into a new three-year employment agreement with its Chief Executive Officer and a three-year employment agreement with its President. See Note 12 to the Company's Consolidated Financial Statements for a more detailed description of these employment agreements.

New Accounting Standards

        In December 2004, the FASB released Statement of Financial Accounting Standards No. 123R ("SFAS No. 123R"), "Share-Based Payment." This standard requires issuers to measure the cost of equity-based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (typically the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will initially measure the cost of liability based service awards based on their current fair value. The fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Companies can comply with FASB No. 123R using one of three transition methods: (1) the modified prospective method; (2) a variation of the modified prospective method; or (3) the modified retrospective method. The provisions of this statement are effective for annual periods beginning after June 15, 2005, however, in the third quarter 2002, in anticipation of this new literature, the Company adopted the second transition method (with retroactive application of fair-value accounting to the beginning of the calendar year), which did not have a significant financial impact on the Company's Consolidated Financial Statements.

        In September 2004, the Emerging Issues Task Force issued FASB Topic No. D-108 ("EITF D-108), "Use of the Residual Method to Value Acquired Assets Other than Goodwill" which requires that a direct value method be used to value intangible assets acquired in business combinations completed after September 29, 2004. EITF D-108 also requires that an impairment test using a direct value method on all intangible assets that were previously evaluated using the residual method be performed no later than the beginning of the first fiscal year beginning after December 15, 2004. Any impairments arising from the initial application of a direct value method would be reported as a cumulative effect of accounting change. The Company adopted the provisions of this statement, as required, on October 1, 2004, and it did not have a significant financial impact on the Company's Consolidated Financial Statements.

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

        In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Accountants issued Statement of Position 03-3 ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination (i.e., impaired loans). Because of their deteriorated credit quality, the loans are generally acquired at a discount (i.e., below their par value). Loans that are subject to SOP 03-3 acquired in a business combination that are accounted for as purchase business combinations should be recorded, as a result of the allocation of the acquisition price pursuant to SFAS No. 141, at their fair value. The Company adopted the provisions of this statement, as required, on January 1, 2005, and it did not have a significant financial impact on the Company's Consolidated Financial Statements.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments; (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The FASB issued FASB Staff Position ("FSP") 150-3, which defers the provisions of paragraphs 9 and 10 of SFAS No. 150 indefinitely as they apply to mandatorily redeemable noncontrolling interests associated with finite-lived entities. The Company adopted the provisions of this statement, as required, on July 1, 2003, and it did not have a significant financial impact on the Company's Consolidated Financial Statements.

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

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the disclosure committee and other members of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) and are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Part II.    Other Information

ITEM 1.    LEGAL PROCEEDINGS

        None

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        During the quarter ended March 31, 2005, the Company issued interests in its 2007 High Performance Unit Plan to a group of employees. The 2007 High Performance Unit Plan is part of the High Performance Unit program which was approved by the Company's shareholders at the Company's 2004 annual meeting and is described in detail in the Company's proxy statement related to that meeting. In addition, during the quarter, the Company issued interests in its 2007 Executive and Director High Performance Unit Plan to Jay Sugarman, the Company's Chairman and Chief Executive Officer, and Jay S. Nydick, the Company's President, as more fully described in the Company's proxy statement dated April 25, 2005. The executives paid an aggregate of approximately $365,000 for their interests, and the employees paid an aggregate of approximately $580,000 for their interests, in the 2007 HPU Plans. The interests have no material value unless and until specified performance thresholds for shareholder return are achieved. The interests were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Each of the executives and the employee participants has represented that he or she is an accredited investor, as defined in Rule 502 under Regulation D promulgated under that Act.

        Except as disclosed above and in the Company's Current Report on Form 8-K dated February 14, 2005, no unregistered sales of equity securities of the Company were made during the period covered by this Report.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS

  a.
  Exhibits

1.1	Underwriting Agreement, dated February 23, 2005, between iStar Financial Inc. and the underwriters named therein with regard to Senior Floating Rate Notes due 2008 and 5.15% Senior Notes due 2012 (Incorporated by reference to Form 8-K, dated February 23, 2005).
4.1	Form of 5.15% Senior Note due 2012 (Incorporated by reference to Form 8-K, dated February 23, 2005).
4.2	Form of Senior Floating Rate Note due 2008 (Incorporated by reference to Form 8-K, dated February 23, 2005).
4.3	Fifth Supplemental Indenture dated March 1, 2005 (Incorporated by reference to Form 8-K, dated February 23, 2005).

4.4	Sixth Supplemental Indenture dated March 1, 2005 (Incorporated by reference to Form 8-K, dated February 23, 2005).
10.1
Agreement and Plan of Merger, dated as of January 19, 2005, among iStar Financial Inc., Flash Acquisition Company LLC and Falcon Financial Trust (Incorporated by reference to Form 8-K, dated January 20, 2005).
10.2	Purchase Agreement, dated February 14, 2005, among iStar Financial Inc., Oak Hill Advisors, L.P. and the other parties named therein.
10.3
Form of Shareholder Agreement, signed on January 19, 2005 by Vernon B. Schwartz, David A. Karp, Thomas F. Gilman, James K. Hunt, and Maryann N. Keller (Incorporated by reference to Form 8-K, dated January 20, 2005).
10.4	Form of Shareholder Agreement, signed on January 19, 2005 by George G. Lowrance and Thomas R. Gibson (Incorporated by reference to Form 8-K, dated January 20, 2005).
10.5
Share Option Agreement, dated as of January 19, 2005, among iStar Financial Inc., Flash Acquisition Company LLC and Falcon Financial Investment Trust (Incorporated by reference to Form 8-K, dated January 20, 2005).
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSTAR FINANCIAL INC. Registrant
Date: May 10, 2005	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (Principal executive officer)
Date: May 10, 2005	/s/ CATHERINE D. RICE Catherine D. Rice Chief Financial Officer (Principal financial and accounting officer)

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