Form 10-Q
period 2005-06-30
ISTAR FINANCIAL INC
filed 2005-08-08
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

Registrant’s telephone number, including area code: (212) 930-9400

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

As of August 3, 2005, there were 112,712,288 shares of common stock of iStar Financial Inc. $0.001/par value per share outstanding (“Common Stock”).

iStar Financial Inc.

Part I.   Consolidated Financial Information

Item 1.   Financial Statements

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	As of June 30, 2005	As of December 31, 2004*
ASSETS
Loans and other lending investments, net	$4,509,309	$3,946,189
Corporate tenant lease assets, net	2,997,395	2,877,042
Other investments	292,715	75,092
Investments in joint ventures	205,301	5,663
Cash and cash equivalents	116,372	88,422
Restricted cash	38,202	39,568
Accrued interest and operating lease income receivable	30,357	25,633
Deferred operating lease income receivable	70,095	62,092
Deferred expenses and other assets	92,517	100,536
Goodwill	7,746	—
Total assets	$8,360,009	$7,220,237
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$154,389	$140,075
Debt obligations	5,637,584	4,605,674
Total liabilities	5,791,973	4,745,749
Commitments and contingencies	—	—
Minority interest in consolidated entities	27,851	19,246
Shareholders’ equity:
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	4	4
Series E Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,600 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	6	6
Series F Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	4	4
Series G Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 3,200 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	3	3
Series I Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,000 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	5	5
High Performance Units	8,793	7,828
Common Stock, $0.001 par value, 200,000 shares authorized, 112,704 and 111,432 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	113	111
Warrants and options	6,458	6,458
Additional paid-in capital	2,870,048	2,840,062
Retained earnings (deficit)	(305,744)	(349,097)
Accumulated other comprehensive income (losses) (See Note 14)	(13,233)	(2,086)
Treasury stock (at cost)	(26,272)	(48,056)
Total shareholders’ equity	2,540,185	2,455,242
Total liabilities and shareholders’ equity	$8,360,009	$7,220,237

*   Reclassified to conform to 2005 presentation.

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004*	2005	2004*
Revenue:
Interest income	$106,287	$92,112	$198,285	$174,996
Operating lease income	78,523	71,493	155,534	137,367
Other income	13,847	9,993	26,072	22,107
Total revenue	198,657	173,598	379,891	334,470
Costs and expenses:
Interest expense	81,654	59,043	150,605	111,529
Operating costs—corporate tenant lease assets	5,715	4,271	11,470	8,985
Depreciation and amortization	18,180	15,928	36,021	30,757
General and administrative	14,166	12,511	29,527	25,870
General and administrative—stock-based compensation expense	641	568	1,283	108,109
Provision for loan losses	—	2,000	2,250	5,000
Loss on early extinguishment of debt	—	1,006	—	13,178
Total costs and expenses	120,356	95,327	231,156	303,428
Income before equity in earnings from joint ventures, minority interest and other items	78,301	78,271	148,735	31,042
Equity in earnings (loss) from joint ventures	(5)	(855)	(165)	5,393
Minority interest in consolidated entities	(74)	(128)	(280)	(261)
Income from continuing operations	78,222	77,288	148,290	36,174
Income from discontinued operations	110	5,731	361	11,593
Gain from discontinued operations	407	—	407	136
Net income	78,739	83,019	149,058	47,903
Preferred dividend requirements	(10,580)	(10,580)	(21,160)	(30,180)
Net income allocable to common shareholders and HPU holders(1)	$68,159	$72,439	$127,898	$17,723
Basic earnings per common share(2)	$0.59	$0.64	$1.11	$0.16
Diluted earnings per common share(3)(4)	$0.58	$0.64	$1.10	$0.16

*   Reclassified to conform to 2005 presentation.

Explanatory Notes:

(1)             HPU holders are Company employees who purchased high performance common stock units under the Company’s High Performance Unit Program.

(2)             For the three months ended June 30, 2005 and 2004, excludes $1,675 and $1,163 of net income allocable to HPU holders, respectively. For the six months ended June 30, 2005 and 2004, excludes $3,159 and $259 of net income allocable to HPU holders, respectively.

(3)             For the three months ended June 30, 2005 and 2004, excludes $1,659 and $1,148 of net income allocable to HPU holders, respectively. For the six months ended June 30, 2005 and 2004, excludes $3,126 and $243 of net income allocable to HPU holders, respectively.

(4)             For the three months ended June 30, 2005 and 2004, includes $0 and $41 of joint venture income, respectively. For the six months ended June 30, 2005 and 2004, includes $0 and $3 of joint venture income respectively.

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(unaudited)

Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series I Preferred Stock	HPU’s	Common Stock at Par	Warrants & Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total
Balance at December 31, 2004	$ 4	$ 6	$ 4	$ 3	$ 5	$7,828	$111	$6,458	$2,840,062	$(349,097)	$ (2,086)	$(48,056)	$2,455,242
Exercise of options	—	—	—	—	—	—	1	—	1,227	—	—	—	1,228
Dividends declared- preferred	—	—	—	—	—	—	—	—	—	(21,160)	—	—	(21,160)
Dividends declared- common	—	—	—	—	—	—	—	—	—	(82,481)	—	—	(82,481)
Dividends declared- HPU	—	—	—	—	—	—	—	—	—	(2,064)	—	—	(2,064)
Restricted stock units granted to employees	—	—	—	—	—	—	—	—	1,546	—	—	—	1,546
High performance units sold to employees	—	—	—	—	—	965	—	—	—	—	—	—	965
Issuance of stock held in treasury	—	—	—	—	—	—	1	—	26,169	—	—	21,784	47,954
Issuance of stock DRIP/Stock purchase plan	—	—	—	—	—	—	—	—	1,044	—	—	—	1,044
Net income for the period	—	—	—	—	—	—	—	—	—	149,058	—	—	149,058
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	—	(11,147)	—	(11,147)
Balance at June 30, 2005	$ 4	$ 6	$ 4	$ 3	$ 5	$8,793	$113	$6,458	$2,870,048	$(305,744)	$(13,233)	$(26,272)	$2,540,185

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income	$78,739	$83,019	$149,058	$47,903
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Minority interest in consolidated entities	74	128	280	261
Non-cash expense for stock-based compensation	698	625	1,411	52,791
Depreciation, depletion and amortization	18,506	15,928	36,757	30,757
Depreciation and amortization from discontinued operations	20	1,235	53	2,456
Amortization of deferred financing costs	7,975	7,853	15,501	15,618
Amortization of discounts/premiums, deferred interest and costs on lending investments	(13,008)	(13,592)	(31,727)	(29,457)
Discounts, loan fees and deferred interest received	3,026	3,127	42,418	13,767
Equity in earnings (loss) from joint ventures	5	855	165	(5,393)
Distributions from operations of joint ventures	—	70	—	143
Loss on early extinguishment of debt	—	1,006	—	13,178
Deferred operating lease income receivable	(3,961)	(6,330)	(7,948)	(11,795)
Gain from discontinued operations	(407)	—	(407)	(136)
Provision for loan losses	—	2,000	2,250	5,000
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	1,701	(990)	(2,842)	(762)
Changes in deferred expenses and other assets	(4,205)	13,963	5,705	21,248
Changes in accounts payable, accrued expenses and other liabilities	24,135	(58,778)	5,276	(16,031)
Cash flows from operating activities	113,298	50,119	215,950	139,548
Cash flows from investing activities:
New investment originations	(817,142)	(614,273)	(1,658,789)	(1,325,108)
Net investments in and advances to unconsolidated joint ventures	(151,851)	—	(151,851)	—
Cash paid for acquisition of Falcon Financial	—	—	(113,696)	—
Add-on fundings under existing loan commitments	(62,531)	(68,649)	(155,736)	(85,297)
Net proceeds from sale of corporate tenant lease assets	5,998	—	5,998	2,822
Repayments of and principal collections on loans and other lending investments(1)	554,323	394,165	976,451	539,045
Capital improvements for build-to-suit facilities	(4,249)	—	(4,249)	—
Capital improvement projects on corporate tenant lease assets	(648)	(1,174)	(4,502)	(2,547)
Other capital expenditures on corporate tenant lease assets	(1,497)	(5,343)	(3,636)	(7,896)
Cash flows from investing activities	(477,597)	(295,274)	(1,110,010)	(878,981)
Cash flows from financing activities:
Borrowings under secured revolving credit facilities	617,000	329,081	1,127,000	1,360,416
Repayments under secured revolving credit facilities	(631,710)	(582,491)	(1,192,262)	(1,779,561)
Borrowings under unsecured revolving credit facilities	1,286,000	1,178,000	2,440,000	1,178,000
Repayments under unsecured revolving credit facilities	(1,341,000)	(395,000)	(2,722,000)	(525,000)
Borrowings under term loans	1,617	—	5,431	198,771
Repayments under term loans	(2,296)	(61,271)	(5,186)	(316,353)
Borrowings under unsecured bond offerings	494,640	24,726	1,585,117	1,032,301
Repayments under unsecured notes	(47)	—	(47)	(110,000)
Repayments under secured bond offerings	(130,368)	(141,545)	(217,203)	(212,059)
Repayments under other debt obligations	—	—	—	(10,148)
Contribution from minority interest partner	4,644	—	5,682	—
Changes in restricted cash held in connection with debt obligations	7,500	(14,591)	1,366	(24,299)
Prepayment penalty on early extinguishment of debt	—	—	—	(9,625)
Payments for deferred financing costs	(715)	(6,961)	(1,846)	(8,209)
Distributions to minority interest in consolidated entities	(1,184)	(40)	(1,557)	(247)
Net proceeds from preferred offering/exchange	—	—	—	203,048
Redemption of preferred stock	—	—	—	(165,000)
Common dividends paid	(82,481)	(77,569)	(82,481)	(77,569)
Preferred dividends paid	(10,580)	(10,971)	(21,160)	(20,748)
Dividends on HPUs	(2,064)	(1,253)	(2,064)	(1,253)
HPUs issued	19	50	965	2,302
Contribution from significant shareholder	—	—	—	1,935
Proceeds from exercise of options and issuance of DRIP/Stock purchase shares	1,193	13,431	2,255	38,714
Cash flows from financing activities	210,168	253,596	922,010	755,416
Changes in cash and cash equivalents	(154,131)	8,441	27,950	15,983
Cash and cash equivalents at beginning of period	270,503	87,632	88,422	80,090
Cash and cash equivalents at end of period	$116,372	$96,073	$116,372	$96,073
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$53,159	$39,592	$118,094	$85,557

Explanatory Note:

(1)                Does not include approximately $99.9 million of loan repayments in escrow during the period ended June 30, 2005 for which cash was received by the Company on July 7, 2005.

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.
Notes to Consolidated Financial Statements

Note 1—Business and Organization

Business—iStar Financial Inc. (the “Company”) is the leading publicly-traded finance company focused on the commercial real estate industry. The Company provides custom-tailored financing to high-end private and corporate owners of real estate, including senior and junior mortgage debt, senior and mezzanine corporate capital, and corporate net lease financing. The Company, which is taxed as a real estate investment trust (“REIT”), seeks to deliver strong dividends and superior risk-adjusted returns on equity to shareholders by providing the highest quality financing to its customers.

The Company’s primary product lines include:

•       Structured Finance.   The Company provides senior and subordinated loans that typically range in size from $20 million to $100 million. These loans may be either fixed or variable rate and are structured to meet the specific financing needs of the borrowers, including the acquisition or financing of large, quality real estate. The Company offers borrowers a wide range of structured finance options, including first mortgages, second mortgages, partnership loans, participating debt and interim facilities. The Company’s structured finance transactions have maturities generally ranging from three to ten years. As of June 30, 2005, based on gross carrying values, the Company’s structured finance assets represented 28.8% of its assets.

•       Portfolio Finance.   The Company provides funding to regional and national borrowers who own multiple facilities in geographically diverse portfolios. Loans are cross-collateralized to give the Company the benefit of all available collateral and underwritten to recognize inherent portfolio diversification. Property types include multifamily, suburban office, hotels and other property types where individual property values are less than $20 million on average. Loan terms are structured to meet the specific requirements of the borrower and typically range in size from $25 million to $150 million. The Company’s portfolio finance transactions have maturities generally ranging from three to ten years. As of June 30, 2005, based on gross carrying values, the Company’s portfolio finance assets represented 11.6% of its assets.

•       Corporate Finance. The Company provides senior and subordinated capital to corporations engaged in real estate or real estate-related businesses. Financings may be either secured or unsecured and typically range in size from $20 million to $150 million. The Company’s corporate finance transactions have maturities generally ranging from five to ten years. As of June 30, 2005, based on gross carrying values, the Company’s corporate finance assets represented 8.1% of its assets.

•       Loan Acquisition.   The Company acquires whole loans and loan participations which present attractive risk-reward opportunities. Loans are generally acquired at a small discount to the principal balance outstanding. Loan acquisitions typically range in size from $5 million to $100 million and are collateralized by all major property types. The Company’s loan acquisition transactions have maturities generally ranging from three to ten years. As of June 30, 2005, based on gross carrying values, the Company’s loan acquisition assets represented 6.0% of its assets.

•       Corporate Tenant Leasing.   The Company provides capital to corporations and borrowers who control facilities leased to single creditworthy customers. The Company’s net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with public companies, many of which are rated corporate credits and which provide for all expenses at the facility to be paid by the corporate customer on a triple net lease basis. Corporate tenant lease (“CTL”) transactions have terms generally ranging from ten to 20 years and typically

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 1—Business and Organization (Continued)

range in size from $20 million to $150 million. As of June 30, 2005, based on gross carrying values, the Company’s CTL assets (including investments in joint ventures) represented 42.0% of its assets.

The Company’s investment strategy targets specific sectors of the real estate credit markets in which it believes it can deliver the highest quality, flexible financial solutions to its customers, thereby differentiating its financial products from those offered by other capital providers.

The Company has implemented its investment strategy by:

•       Focusing on the origination of large, structured mortgage, corporate and lease financings where customers require flexible financial solutions and “one-call” responsiveness post-closing.

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

Organization—The Company began its business in 1993 through private investment funds formed to capitalize on inefficiencies in the real estate finance market. In March 1998, these funds contributed their approximately $1.1 billion of assets to the Company’s predecessor in exchange for a controlling interest in that company. Since that time, the Company has grown by originating new lending and leasing transactions, as well as through corporate acquisitions.

Specifically, in September 1998, the Company acquired the loan origination and servicing business of a major insurance company, and in December 1998, the Company acquired the mortgage and mezzanine loan portfolio of its largest private competitor. Additionally, in November 1999, the Company acquired TriNet Corporate Realty Trust, Inc. (“TriNet”), then the largest publicly-traded company specializing in corporate sale/leaseback transactions for office and industrial facilities (the “TriNet Acquisition”). The TriNet Acquisition was structured as a stock-for-stock merger of TriNet with a subsidiary of the Company.

In March 2005, in connection with the amendment of certain covenants in the 7.95% TriNet Notes due 2006, the Company merged TriNet into the Company. As of March 31, 2005, TriNet no longer exists.

Note 2—Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The Consolidated Financial Statements include the accounts of the Company, its qualified REIT subsidiaries,

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2—Basis of Presentation (Continued)

its majority-owned and controlled partnerships and other entities that are consolidated under the provisions of FASB Interpretation No. 46 (“FIN 46”) (see Note 6).

Certain other investments in partnerships or joint ventures which the Company does not control are accounted for under the equity method (see Note 6). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position at June 30, 2005 and December 31, 2004 and the results of its operations, changes in shareholders’ equity and its cash flows for the three and six months ended June 30, 2005 and 2004, respectively. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

Note 3—Summary of Significant Accounting Policies

Loans and other lending investments—As described in Note 4, “Loans and Other Lending Investments” includes the following investments: senior mortgages, subordinate mortgages, corporate/partnership loans, other lending investments-loans and other lending investments-securities. Management considers nearly all of its loans and other lending investments to be held-to-maturity, although a small number of investments may be classified as available-for-sale. Items classified as held-to-maturity are reflected at amortized historical cost. Items classified as available-for-sale are reported at fair values with unrealized gains and losses included in “Accumulated other comprehensive income (losses)” on the Company’s Consolidated Balance Sheets and are not included in the Company’s net income.

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

CTL assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell and are included in “Assets held for sale” on the Company’s Consolidated Balance Sheets. The Company also periodically reviews long-lived assets to be held and used for an impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In management’s opinion, CTL assets to be held and used are not carried at amounts in excess of their estimated recoverable amounts.

Regarding the Company’s acquisition of facilities, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements, are determined as if vacant, that is, at replacement cost. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of customer relationships are recorded at their relative fair values.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

Above-market and below-market in-place lease values for owned CTL assets are recorded based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between: (1) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition of the facilities; and (2) management’s estimate of fair market lease rates for the facility or equivalent facility, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market (or below-market) lease value is amortized as a reduction of (or, increase to) operating lease income over the remaining non-cancelable term of each lease plus any renewal periods with fixed rental terms that are considered to be below-market. The Company generally engages in sale/leaseback transactions and typically executes leases simultaneously with the purchase of the CTL asset at market-rate rents. Because of this, no above-market or below-market lease value is ascribed to these transactions.

The total amount of other intangible assets are allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each customer’s lease and the Company’s overall relationship with each customer. Characteristics to be considered in allocating these values include the nature and extent of the existing relationship with the customer, prospects for developing new business with the customer, the customer’s credit quality and the expectation of lease renewals among other factors. Factors considered in management’s analysis include the estimated carrying costs of the facility during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost operating lease income at market rates during the hypothetical expected lease-up periods, based on management’s assessment of specific market conditions. Management estimates costs to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the facility. Management’s estimates are used to determine these values. These intangible assets are included in “Other investments” on the Company’s Consolidated Balance Sheets (see Note 5).

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

Timber carrying costs, such as real estate taxes, insect and wildlife control and timberland management fees, are expensed as incurred. Net carrying value of the timber and timberlands is used to

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

compute the gain or loss in connection with timberland sales. Timber and timberlands are included in “Other investments” on the Company’s Consolidated Balance Sheets (see Note 7).

Capitalized interest—The Company capitalizes interest costs incurred during the construction periods for qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. Capitalized interest during the three and six months ended June 30, 2005 and 2004 was approximately $19,500 and $0, respectively.

Cash and cash equivalents—Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

Restricted cash—Restricted cash represents amounts required to be maintained in escrow under certain of the Company’s debt obligations, leasing and derivative transactions.

Variable interest entities—In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB 51 (“FIN 46”), the Company identifies entities for which control is achieved through means other than through voting rights (a “variable interest entity” or “VIE”), and determines when and which business enterprise should consolidate the VIE. In addition, the Company discloses information pertaining to both the primary beneficiary and all other enterprises with a significant variable interest in a VIE. Beginning January 31, 2003, the Company consolidated all VIEs entered into or modified after February 1, 2003 in which the Company is deemed the primary beneficiary. Beginning January 1, 2004, the Company consolidated all VIEs entered into prior to February 1, 2003. FIN 46 applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interest.

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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

During the first quarter 2005, the Company acquired Falcon Financial Investment Trust (“Falcon Financial”) in a business combination and identified intangible assets of approximately $2.0 million and goodwill of $7.7 million (see Note 4 for further discussion). These identified intangible assets are included in “Deferred expenses and other assets” on the Company’s Consolidated Balance Sheets.

Revenue recognition—The Company’s revenue recognition policies are as follows:

Loans and other lending investments:   Management considers nearly all of its loans and other lending investments to be held-to-maturity, although a small number of investments may be classified as available-for-sale. The Company reflects held-to-maturity investments at historical cost adjusted for allowance for loan losses, unamortized acquisition premiums or discounts and unamortized deferred loan fees. Unrealized gains and losses on available-for-sale investments are included in “Accumulated other comprehensive income (losses)” on the Company’s Consolidated Balance Sheets and are not included in the Company’s net income. On occasion, the Company may acquire loans at generally small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as a yield adjustment. If loans with premiums, discounts, loan origination or exit fees are prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase in the prepayment gain or loss which is included in “Other income” in the Company’s Consolidated Statements of Operations. Interest income is recognized using the effective interest method applied on a loan-by-loan basis.

A small number of the Company’s loans provide for accrual of interest at specified rates that differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower.

Prepayment penalties or yield maintenance payments from borrowers are recognized as additional income when received. Certain of the Company’s loan investments provide for additional interest based on the borrower’s operating cash flow or appreciation of the underlying collateral. Such amounts are considered contingent interest and are reflected as income only upon certainty of collection.

Leasing investments:   Operating lease revenue is recognized on the straight-line method of accounting from the later of the date of the origination of the lease or the date of acquisition of the facility subject to existing leases. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as “Deferred operating lease income receivable” on the Company’s Consolidated Balance Sheets.

Provision for loan losses—The Company’s accounting policies require that an allowance for estimated loan losses be maintained at a level that management, based upon an evaluation of known and inherent risks in the portfolio, considers adequate to provide for loan losses. In establishing loan loss provisions, management periodically evaluates and analyzes the Company’s assets, historical and industry loss

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

experience, economic conditions and trends, collateral values and quality, and other relevant factors. Specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral less disposition costs on an individual loan basis. Management considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the loan agreement. Management carries these impaired loans at the fair value of the loans’ underlying collateral less estimated disposition costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan; however, these loans are placed on non-accrual status at such time as: (1) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; (2) the loans become 90 days delinquent; (3) the loan has a maturity default; or (4) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value of such loan. While on non-accrual status, interest income is recognized only upon actual receipt. Impairment losses are recognized as direct write-downs of the related loan with a corresponding charge to the provision for loan losses. Charge-offs occur when loans, or a portion thereof, are considered uncollectible and of such little value that further pursuit of collection is not warranted. Management also provides a loan portfolio reserve based upon its periodic evaluation and analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors.

The Company’s loans are generally secured by real estate assets or are corporate lending arrangements to entities with significant real estate holdings. While the underlying real estate assets for the corporate lending instruments may not serve as collateral for the Company’s investments in all cases, the Company evaluates the underlying real estate assets when estimating loan loss exposure because the Company’s loans generally have restrictions as to how much senior and/or secured debt the customer may borrow ahead of the Company’s position.

Allowance for doubtful accounts—The Company’s accounting policies require a reserve on the Company’s accrued operating lease income receivable balances and on the deferred operating lease income receivable balances. The reserve covers asset specific problems (e.g., bankruptcy) as they arise, as well as a portfolio reserve based on management’s evaluation of the credit risks associated with these receivables.

Derivative instruments and hedging activity—In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities” as amended by Statement of Financial Accounting Standards No. 137 “Accounting for Derivative Instruments and Hedging Activity—Deferral of the Effective date of FASB 133,” Statement of Financial Accounting Standards No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement 133” and Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instrument and Hedging Activities,” the Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) in certain circumstances, a hedge of a foreign currency exposure.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

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

Generally, for restricted stock awards, the Company measures compensation costs as of the date of grant and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the respective vesting/service period.

Impairment or disposal of long-lived assets—In accordance with the Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” the Company presents current operations prior to the disposition of CTL assets and prior period results of such operations in discontinued operations in the Company’s Consolidated Statements of Operations.

Depletion—Assumptions and estimates are used in the recording of depletion. With the help of foresters and industry-standard computer software, merchantable standing timber inventory is estimated annually. An annual depletion rate for each timberland investment is established by dividing book cost of timber by standing merchantable inventory. Changes in the assumptions and/or estimations used in these calculations may affect the Company’s results, in particular depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable.

Income taxes—The Company is subject to federal income taxation at corporate rates on its “REIT taxable income;” however, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. In addition, the Company is allowed several other deductions in computing its “REIT taxable income,” including non-cash items such as depreciation expense. These deductions allow the Company to shelter a portion of its operating cash flow from its dividend payout requirement under federal tax laws. The Company intends to operate in a manner consistent with and to elect to be treated as a REIT for tax purposes.

The Company can participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT as long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries, is engaged in various real estate related opportunities, including: (i) servicing the Company’s loans and certain loan portfolios owned by third parties through a wholly-owned subsidiary of the taxable REIT subsidiary, iStar Operating, Inc. (“iStar Operating”); (ii) servicing securitized loans acquired in the acquisition of Falcon Financial through a wholly-owned taxable REIT subsidiary, Falcon Financial II, Inc, (“Falcon”); (iii) certain activities related to the purchase and sale of timber and timberlands through a taxable REIT subsidiary, TimberStar TRS, Inc.(“TimberStar TRS”); and (iv) managing corporate credit-oriented investment strategies through three taxable REIT subsidiaries, iStar Alpha TRS, Inc., iStar Alpha LLC Holding TRS, Inc. and iStar Alpha LLC Holdings TRS, Inc., (collectively, “iStar Alpha”). The Company will consider other investments through taxable REIT subsidiaries if suitable opportunities arise. iStar Operating, Falcon, TimberStar TRS and iStar Alpha are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in iStar Operating, Falcon, TimberStar TRS and iStar Alpha. Accordingly, except for the Company’s taxable REIT subsidiaries, no current or deferred taxes are provided for in the Consolidated Financial Statements.

Earnings per common share—In accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earning per Share,” the Company presents both basic and diluted earnings per share (“EPS”). Basic earnings per share (“Basic EPS”) is computed by dividing net income allocable to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share (“Diluted EPS”) reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

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

New accounting standards—In December 2004, the FASB released Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment.” This standard requires issuers to measure the cost of equity-based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (typically the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will initially measure the cost of liability-based service awards based on their current fair value. The fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Companies can comply with FASB No. 123R using one of three transition methods: (1) the modified prospective method; (2) the modified retrospective method; or (3) a variation of the modified retrospective method. The provisions of this statement are effective for annual periods beginning after June 15, 2005. The Company adopted the fair-value method in the third quarter 2002 (retroactive to the beginning of the year) and applied the prospective method of SFAS No. 148 which allowed the Company to expense the options granted in that year.

In September 2004, the Emerging Issues Task Force issued FASB Topic No. D-108 (“EITF D-108”), “Use of the Residual Method to Value Acquired Assets Other than Goodwill” which requires that a direct value method be used to value intangible assets acquired in business combinations completed after

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

September 29, 2004. EITF D-108 also requires that an impairment test using a direct value method on all intangible assets that were previously evaluated using the residual method be performed no later than the beginning of the first fiscal year beginning after December 15, 2004. Any impairments arising from the initial application of a direct value method would be reported as a cumulative effect of accounting change. The Company adopted the provisions of this statement, as required, on October 1, 2004, and it did not have a significant financial impact on the Company’s Consolidated Financial Statements.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition” which supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21. The Company adopted the provisions of this statement immediately, as required, and it did not have a significant impact on the Company’s Consolidated Financial Statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Accountants issued Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination (i.e., impaired loans). Because of their deteriorated credit quality, the loans are generally acquired at a discount (i.e., below their par value). Loans that are subject to SOP 03-3 acquired in a business combination that are accounted for as purchase business combinations should be recorded, as a result of the allocation of the acquisition price pursuant to Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations”, at their fair value. The Company adopted the provisions of this statement, as required, on January 1, 2005, and it did not have a significant financial impact on the Company’s Consolidated Financial Statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.” This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments; (2) obligations to repurchase the issuer’s equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The FASB issued FASB Staff Position (“FSP”) 150-3, which defers the provisions of paragraphs 9 and 10 of SFAS No. 150 indefinitely as they apply to mandatorily redeemable noncontrolling interests associated with finite-lived entities. The Company adopted the provisions of this statement, as required, on July 1, 2003, and it did not have a significant financial impact on the Company’s Consolidated Financial Statements.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments

The following is a summary description of the Company’s loans and other lending investments (in thousands)(1):

		# of	Principal			Effective
	Underlying	Borrowers	Balances	Carrying Value as of		Maturity	Contractual Interest	Contractual Interest	Principal	Participation
Type of Investment	Property Type	In Class	Outstanding	June 30, 2005	December 31, 2004	Dates	Payment Rates(2)	Accrual Rates(2)	Amortization	Features
Senior Mortgages(3)	Office/Residential/ Retail/Industrial, R&D/Mixed Use/ Hotel/Entertainment, Leisure/Other	82	$2,887,401	$2,864,956	$2,334,662	2005 to 2024	Fixed: 6.29% to 20.00% Variable: LIBOR + 3.00% to LIBOR + 7.50%	Fixed: 6.29% to 20.00% Variable: LIBOR + 3.00% to LIBOR + 7.50%	Yes(4)	Yes(5)
Subordinate Mortgages	Office/Residential/ Retail/Mixed Use/Hotel	16	400,236	398,028	579,322	2005 to 2013	Fixed: 7.00% to 18.00% Variable: LIBOR + 4.00% to LIBOR + 8.00%	Fixed: 7.32% to 18.00% Variable: LIBOR + 4.00% to LIBOR + 8.00%	Yes(4)	No
Corporate/Partnership Loans	Office/Residential/ Retail/Industrial, R&D/Mixed Use/ Hotel/Entertainment, Leisure/Other	27	901,014	877,107	912,756	2005 to 2015	Fixed: 6.00% to 15.00% Variable: LIBOR + 1.00% to LIBOR + 10.00%	Fixed: 7.33% to 17.50% Variable: LIBOR + 1.00% to LIBOR + 10.00%	Yes(4)	Yes(5)
Other Lending Investments—Loans	Office/Mixed Use	2	4,261	4,261	4,036	2007 to 2008	N/A	N/A	No	Yes(5)
Other Lending Investments—Securities(6)	Retail/Industrial, R&D/Entertainment,	9	416,131	411,833	157,849	2006 to 2023	Fixed: 6.00% to 8.27% Variable: LIBOR +	Fixed: 6.00% to 8.27% Variable: LIBOR +	Yes(4)	No
	Leisure/Other						0.85% to LIBOR + 5.00%	0.85% to LIBOR + 500%
Gross Carrying Value				$4,556,185	$3,988,625
Provision for Loan Losses				(46,876)	(42,436)
Total, Net				$4,509,309	$3,946,189

Explanatory Notes:

(1)                Details (other than carrying values) are for loans outstanding as of June 30, 2005.

(2)                Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR on June 30, 2005 was 3.34%. As of June 30, 2005, four loans with a combined carrying value of $65.3 million have a stated accrual rate that exceeds the stated pay rate. Two loans, with an aggregate carrying value of $99.7 million, have been placed on non-accrual status and therefore are considered non-performing loans (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management) and the Company is only recognizing income based on cash received for interest on the default rate.

(3)                Includes a participation interest in a first mortgage.

(4)                The loans require fixed payments of principal and interest resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity.

(5)                Under some of the loans, the Company may receive additional payments representing additional interest from participation in available cash flow from operations of the underlying real estate collateral.

(6)                Generally consists of term preferred stock or debt interests that are specifically originated or structured to meet customer financing requirements and the Company’s investment criteria. These investments do not typically consist of securities purchased in the open market or as part of broadly-distributed offerings.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments (Continued)

During the six months ended June 30, 2005 and 2004, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $1,445.7 million (excluding the acquisition of Falcon Financial) and $1,022.6 million in loans and other lending investments, funded $155.7 million and $85.3 million under existing loan commitments, and received principal repayments of $976.5 million (excluding loan repayments in escrow of $99.9 million during the period ended June 30, 2005 for which cash was received by the Company on July 7, 2005) and $539.0 million.

As of June 30, 2005, the Company had 27 loans with unfunded commitments. The total unfunded commitment amount was approximately $648.9 million, of which $34.4 million was discretionary and $614.5 million was non-discretionary.

A portion of the Company’s loans and other lending investments are pledged as collateral under either the iStar Asset Receivables secured notes, the secured revolving credit facilities or secured term loans (see Note 9 for a description of the Company’s secured and unsecured debt).

The Company has reflected provisions for loan losses of approximately $0 and $2.0 million in its results of operations during the three months ended June 30, 2005 and 2004, respectively, and approximately $2.3 million and $5.0 million during the six months ended June 30, 2005 and 2004. These provisions represent loan portfolio reserves based on management’s evaluation of general market conditions, the Company’s internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults and the credit quality of the underlying collateral.

Changes in the Company’s provision for loan losses were as follows (in thousands):

Provision for loan losses, December 31, 2003	$33,436
Additional provision for loan losses	9,000
Provision for loan losses, December 31, 2004	42,436
Additional provision for loan losses	2,250
Additional provision acquired in acquisition of Falcon Financial	2,190
Provision for loan losses, June 30, 2005	$46,876

Acquisition of Falcon Financial Investment Trust—On January 20, 2005, the Company signed a definitive agreement to acquire Falcon Financial, an independent finance company dedicated to providing long-term capital to automotive dealers throughout North America. Falcon Financial was a borrower of the Company at the time of signing the definitive agreement. Under the terms of the agreement, the Company commenced a cash tender offer to acquire all of Falcon Financial’s outstanding shares at a price of $7.50 per share for an aggregate equity purchase price of approximately $120.0 million. The offer expired on February 28, 2005 and as of the expiration approximately 15.6 million common shares of beneficial interest, representing approximately 97.70% of Falcon Financial’s issued and outstanding shares, had been tendered and not withdrawn. On March 3, 2005, the Company completed a merger of Falcon Financial with an acquisition subsidiary of the Company. As a result of the merger, all outstanding shares of Falcon Financial not purchased by the Company in the tender were converted into the right to receive $7.50 per share, without interest and the Company acquired 100.00% ownership of Falcon Financial.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments (Continued)

The following is a summary of the effects of this transaction on the Company’s consolidated financial position (in thousands):

Fair value of:
Assets acquired (loans and other lending investments)	$255,503
Acquired intangible assets and goodwill	9,778
Acquired accrued interest and other assets	3,140
iStar line-of-credit to Falcon Financial plus accrued interest	(151,784)
Other liabilities assumed	(2,941)
Net cash paid for Falcon Financial acquisition	$113,696

The purchase of Falcon Financial was accounted for as a business combination, and therefore the Company applied the principles of SFAS No. 141 and Statement of Financial Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” to the transaction. There were approximately $2.0 million of intangibles identified in the business combination that will be amortized over two to 21 years. These intangibles are included in “Deferred expenses and other assets” on the Company’s Consolidated Balance Sheets. As of June 30, 2005, the Company had unamortized purchase related intangible assets of approximately $1.9 million related to the Falcon acquisition. In addition, the acquisition resulted in approximately $7.7 million of goodwill that will be tested annually for impairment as required by SFAS No. 142. On May 1, 2005, the assets acquired in the Falcon Financial acquisition were merged with AutoStar Realty Operating Partnership, L.P. (see Note 6 for further description of AutoStar Realty Operating Partnership, L.P.).

Note 5—Corporate Tenant Lease Assets

During the six months ended June 30, 2005 and 2004, respectively, the Company acquired an aggregate of approximately $149.4 million and $302.5 million in CTL assets and disposed of CTL assets for net proceeds of approximately $6.0 million and $2.8 million. In relation to CTL assets acquired during the six months ended June 30, 2005, the Company allocated $3.3 million of purchase costs to intangible assets. As of June 30, 2005 and December 31, 2004, the Company had unamortized purchase related intangible assets of approximately $43.2 million and $41.2 million, respectively, and included these in “Deferred expenses and other assets” on the Company’s Consolidated Balance Sheets.

The Company’s investments in CTL assets, at cost, were as follows (in thousands):

	June 30, 2005	December 31, 2004
Facilities and improvements	$2,558,376	$2,431,649
Land and land improvements	698,244	672,238
Less: accumulated depreciation	(259,225)	(226,845)
Corporate tenant lease assets, net	$2,997,395	$2,877,042

Under certain leases, the Company is entitled to receive additional participating lease payments to the extent gross revenues of the corporate customer exceed a base amount. The Company did not earn any

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5—Corporate Tenant Lease Assets (Continued)

such additional participating lease payments on these leases in the six months ended June 30, 2005 and 2004. In addition, the Company also receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended June 30, 2005 and 2004 were approximately $6.3  million and $7.5 million, respectively, and $12.7 million and $14.8 million for the six months ended June 30, 2005 and 2004, respectively, and are included as a reduction of “Operating costs—corporate tenant lease assets” on the Company’s Consolidated Statements of Operations.

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

In addition, the Company has $66.1 million of non-discretionary unfunded commitments related to five existing customers. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Currently, the Company has committed $55.6 million in pre-approved capital improvement projects and $10.5 million in new construction costs. Upon funding, the Company would receive additional operating lease income from the customers.

On May 27, 2005, the Company sold one CTL asset for net proceeds of approximately $6.0 million and realized a gain of approximately $407,000.

On February 25, 2004, the Company sold one CTL asset for net proceeds of approximately $2.8 million and realized a gain of approximately $136,000.

The results of operations from CTL assets sold or held for sale in the current and prior periods are classified as “Income from discontinued operations” on the Company’s Consolidated Statements of Operations even though such income was actually recognized by the Company prior to the asset sale. Gains from the sale of CTL assets are classified as “Gain from discontinued operations” on the Company’s Consolidated Statements of Operations.

Note 6—Joint Ventures and Minority Interest

Investments in unconsolidated joint ventures:   Income or loss generated from the Company’s joint venture investments is included in “Equity in earnings (loss) from joint ventures” on the Company’s Consolidated Statements of Operations.

At June 30, 2005, the Company had a 50.00% investment in Corporate Technology Centre Associates, LLC (“CTC”), whose external member is Corporate Technology Centre Partners, LLC. This venture was formed for the purpose of operating, acquiring and, in certain cases, developing CTL facilities.  At June 30, 2005, the CTC venture held one facility. The Company’s investment in this joint venture at June 30, 2005 was $5.4 million. The joint venture’s carrying value for the one facility owned at June 30, 2005 was

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6—Joint Ventures and Minority Interest (Continued)

$17.8 million. The joint venture had total assets of $19.4 million as of June 30, 2005 and a net loss of $(130,000) and $(257,000) for the three and six months ended June 30, 2005. The Company accounts for this investment under the equity method because the Company’s joint venture partner has certain participating rights giving them shared control over the venture.

In addition, the Company had 47.50% investments in Oak Hill Advisors, L.P and Oak Hill Credit Alpha MGP and a 47.00% investment in OHSF GP Partners II, LLC (collectively, “Oak Hill”).  These ventures engage in investment and asset management services.  Upon acquisition of the interests in Oak Hill there was a difference between the Company’s book value of the equity investments and the underlying equity in the net assets of Oak Hill of approximately $199.8 million.  Under the provisions of APB 18, “The Equity Method of Accounting for Investments in Common Stock,” the Company allocated this value to identifiable intangible assets of approximately $81.8 million and goodwill of $118.0 million.  These intangible assets are amortized based on their determined useful lives through quarterly adjustments to “Equity in earnings (loss) from joint ventures” and “Investments in joint ventures” on the Company’s Consolidated Financial Statements.  The Company accounts for this investment under the equity method as it does not have voting control.

On November 23, 2004, the Company acquired the remaining 80.00% share of its joint venture partner’s interest in the ACRE Simon, LLC (“ACRE”) joint venture. The total net purchase price was $40.1 million of which $14.6 million was paid in cash and $25.5 million reflected the assumption of the joint venture partner’s share of the debt of the partnership. The Company now owns 100.00% of this joint venture and therefore, as of November 23, 2004, consolidates it for financial statement purposes.

On September 27, 2004, CTC Associates I L.P., a wholly-owned subsidiary of the Company’s CTC joint venture, sold its interest in five buildings to a third party investor and the mortgage lender accepted the proceeds in full satisfaction of the obligation. This transaction resulted in a net loss of approximately $950,000 allocable to the Company.

On March 31, 2004, the Company began accounting for its 44.70% interest in TriNet Sunnyvale Partners, L.P. (“Sunnyvale”) as a VIE (see Note 3) because the limited partners of Sunnyvale have the option to put their interest to the Company for cash; however, the Company may elect to deliver 297,728 shares of Common Stock in lieu of cash. Therefore, the Company consolidates this partnership for financial statement reporting purposes. Prior to its consolidation, the Company accounted for this joint venture under the equity method for financial statement reporting purposes and it was presented in “Investments in joint ventures,” on the Company’s Consolidated Balance Sheets and earnings from the joint venture were included in “Equity in earnings (loss) from joint ventures” in the Company’s Consolidated Statements of Operations.

On March 30, 2004, CTC Associates II L.P., a wholly-owned subsidiary of the Company’s CTC joint venture, conveyed its interest in two buildings and the related property to the mortgage lender in exchange for satisfaction of the entity’s obligations of the related loan. Prior to the conveyance of the buildings, early lease terminations resulted in one-time income allocable to the Company of approximately $3.5 million during the first quarter of 2004.

Minority Interest:   Income or loss allocable to external partners in consolidated entities is included in “Minority interest in consolidated entities” on the Company’s Consolidated Statements of Operations.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6—Joint Ventures and Minority Interest (Continued)

As more fully discussed in Note 7, the Company consolidates the TimberStar Operating Partnership, L.P., created on January 19, 2005, for financial statement purposes and records the minority interest of the external partner in “Minority interest in consolidated entities” on the Company’s Consolidated Balance Sheets.

On June 8, 2004, AutoStar Realty Operating Partnership, L.P. (the “Operating Partnership”) was created to provide real estate financing solutions to automotive dealerships and related automotive businesses. The Operating Partnership is owned 0.50% by AutoStar Realty GP LLC (the “GP”) and 99.50% by AutoStar Investors Partnership LLP (the “LP”). The GP is funded and owned 93.33% by iStar Automotive Investments, LLC, a wholly-owned subsidiary of the Company, and 6.67% by CP AutoStar, LP, an entity owned and controlled by two entities unrelated to the Company. The LP is funded and owned 93.33% by iStar Automotive Investments, LLC and 6.67% by CP AutoStar Co-Investors, LP, an entity controlled by two entities unrelated to the Company. This joint venture qualifies as a VIE and the Company is the primary beneficiary. Therefore, the Company consolidates this partnership for financial statement purposes and records the minority interest of the external partner in “Minority interest in consolidated entities” on the Company’s Consolidated Balance Sheets.

As discussed above, on March 31, 2004, the Company began accounting for its 44.70% interest in the Sunnyvale joint venture as a VIE and therefore consolidates this partnership for financial statement purposes and records the minority interest of the external partner in “Minority interest in consolidated entities” on the Company’s Consolidated Balance Sheets.

On September 29, 2003 the Company acquired a 96.00% interest in iStar Harborside LLC, an infinite life partnership, with the external partner holding the remaining 4.00% interest. The Company consolidates this partnership for financial statement purposes and records the minority interest of the external partner in “Minority interest in consolidated entities” on the Company’s Consolidated Balance Sheets.

The Company also holds a 98.00% interest in TriNet Property Partners, L.P with the external partners holding the remaining 2.00% interest. As of August 1999, the external partners have the option to convert their partnership interest into cash; however, the Company may elect to deliver 51,736 shares of Common Stock in lieu of cash. The Company consolidates this partnership for financial statement purposes and records the minority interest of the external partner in “Minority interest in consolidated entities” on the Company’s Consolidated Balance Sheets.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Other Investments

Other investments consist of the following items (in thousands):

	June 30, 2005	December 31, 2004
Timber and timberlands, net of accumulated depletion	$115,363	$—
CTL intangibles, net of accumulated amortization (see Note 3)	43,177	41,247
Investments—other	20,578	18,446
Marketable securities	3,457	9,494
Prepaid expenses and other receivables	110,140	5,905
Other investments	$292,715	$75,092

On January 19, 2005, TimberStar Operating Partnership, L.P. (“TimberStar”) was created to acquire and manage a diversified portfolio of timberlands. TimberStar is owned 0.50% by TimberStar Investor GP LLC (“TimberStar GP”) and 99.50% by TimberStar Investors Partnership LLP (“TimberStar LP”). TimberStar GP and TimberStar LP are both funded and owned 98.63% by iStar Timberland Investments LLC, a wholly-owned subsidiary of the Company, and 1.37% by T-Star Investor Partners, LLC, an entity owned and controlled by two individuals unrelated to the Company. The Company consolidates this partnership for financial statement purposes and records the minority interest of the external partner in “Minority interest in consolidated entities” on the Company’s Consolidated Balance Sheets. At June 30, 2005, the venture held approximately 234,000 acres of timberland located in the northeast subject to a long-term supply agreement with the seller. The venture’s carrying value of the timber and timberlands at June 30, 2005 was $115.4 million. Net income for the venture is reflected in “Other income” on the Company’s Consolidated Statements of Operations.

Note 8—Other Assets and Other Liabilities

Deferred expenses and other assets consist of the following items (in thousands):

	June 30, 2005	December 31, 2004
Deferred financing fees, net of amortization	$54,339	$63,169
Leasing costs, net of amortization	10,730	9,946
Deposits	4,137	7,332
Corporate furniture, fixtures and equipment	3,761	3,523
Interest rate protection agreements	8,504	3,168
Other assets	11,046	13,398
Deferred expenses and other assets	$92,517	$100,536

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8—Other Assets and Other Liabilities (Continued)

Accounts payable, accrued expenses and other liabilities consist of the following items (in thousands):

	June 30, 2005	December 31, 2004
Accrued interest payable	$54,699	$37,709
Security deposits from customers	23,215	22,919
Accrued expenses	17,949	21,317
Unearned operating lease income	16,879	19,776
Interest rate protection agreements	27,484	19,458
Property taxes payable	4,558	5,415
Other liabilities	9,605	13,481
Accounts payable, accrued expenses and other liabilities	$154,389	$140,075

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations

As of June 30, 2005 and December 31, 2004, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

		Carrying Value as of
	Maximum Amount Available	June 30, 2005	December 31, 2004	Stated Interest Rates(1)	Scheduled Maturity Date
Secured revolving credit facilities:
Line of credit	$—	$—	$—	LIBOR + 1.50% — 2.05%	March 2005
Line of credit	700,000	13,325	67,775	LIBOR + 1.40% — 2.15%	January 2007(2)
Line of credit	350,000	—	10,811	LIBOR + 1.50% — 2.25%	August 2006(2)
Line of credit	500,000	—	—	LIBOR + 1.50% — 2.25%	September 2005
Unsecured revolving credit facilities:
Line of credit	1,250,000	558,000	840,000	LIBOR + 0.875%	April 2008(3)
Total revolving credit Facilities	$2,800,000	$571,325	$918,586
Secured term loans:
Secured by CTL asset		59,796	60,180	6.41%	January 2013
Secured by CTL asset		76,003	76,670	6.55%	December 2005
Secured by CTL asset		134,405	136,512	7.44%	April 2009
Secured by CTL asset		135,000	135,000	LIBOR + 1.75%	October 2008
Secured by CTL assets		147,116	148,600	6.80% — 8.80%	Various through 2026
Secured by corporate bond investments		134,334	129,446	LIBOR + 1.05% — 1.50%	January 2006
Total term loans		686,654	686,408
Less: net debt premium		6,863	7,065
Total secured term loans		693,517	693,473
iStar Asset Receivables secured notes:
STARs Series 2002-1:
Class A2		106,052	202,052	LIBOR + 0.38%	December 2009(4)
Class B		39,955	39,955	LIBOR + 0.65%	April 2011(4)
Class C		26,637	26,637	LIBOR + 0.75%	May 2011(4)
Class D		21,310	21,310	LIBOR + 0.85%	January 2012(4)
Class E		42,619	42,619	LIBOR + 1.235%	January 2012(4)
Class F		26,637	26,637	LIBOR + 1.335%	January 2012(4)
Class G		21,309	21,309	LIBOR + 1.435%	January 2012(4)
Class H		26,637	26,637	6.35%	January 2012(4)
Class J		26,637	26,637	6.35%	May 2012(4)
Class K		26,637	26,637	6.35%	May 2012(4)
Total STARs Series 2002-1		364,430	460,430
Less: debt discount		(3,503)	(3,734)
STARs Series 2003-1:
Class A1		—	113,309	LIBOR + 0.25%	October 2005(5)
Class A2		217,334	225,227	LIBOR +0.35%	August 2010(5)
Class B		16,744	16,744	LIBOR + 0.55%	July 2011(5)
Class C		18,418	18,418	LIBOR + 0.65%	April 2012(5)
Class D		11,720	11,720	LIBOR + 0.75%	October 2012(5)
Class E		13,395	13,395	LIBOR + 1.05%	May 2013(5)
Class F		13,395	13,395	LIBOR + 1.10%	June 2013(5)
Class G		11,720	11,720	LIBOR + 1.25%	June 2013(5)
Class H		11,721	11,721	4.97%	June 2013(5)
Class J		13,394	13,394	5.07%	June 2013(5)
Class K		23,441	23,441	5.56%	June 2013(5)
Total STARS Series 2003-1		351,282	472,484
Total iStar Asset Receivables secured notes		712,209	929,180

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

Unsecured notes:
LIBOR + 0.39% Senior Notes	400,000	—	LIBOR + 0.39%	March 2008
LIBOR + 1.25% Senior Notes	200,000	200,000	LIBOR + 1.25%	March 2007
4.875% Senior Notes	350,000	350,000	4.875%	January 2009
5.125% Senior Notes	250,000	250,000	5.125%	April 2011
5.15% Senior Notes	700,000	—	5.15%	March 2012
5.375% Senior Notes(6)	250,000	—	5.375%	April 2010
5.70% Senior Notes	367,022	250,000	5.70%	March 2014
6.00% Senior Notes	350,000	350,000	6.00%	December 2010
6.05% Senior Notes(6)	250,000	—	6.05%	April 2015
6.50% Senior Notes	150,000	150,000	6.50%	December 2013
7.00% Senior Notes	185,000	185,000	7.00%	March 2008
7.70% Notes(7)	—	100,000	7.70%	July 2017
7.95% Notes(7)	50,000	50,000	7.95%	May 2006
8.75% Notes	240,000	240,000	8.75%	August 2008
Total unsecured notes	3,742,022	2,125,000
Less: debt discount	(81,903)	(56,913)
Plus: impact of pay-floating swap agreements (see Note 11)	414	(3,652)
Total unsecured notes	3,660,533	2,064,435
Total debt obligations	$5,637,584	$4,605,674

Explanatory Notes:

(1)    Most variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on June 30, 2005 was 3.34%. However, some variable-rate debt obligations are based on 90-day LIBOR and reprice every 3 months. The 90-day LIBOR rate on June 30, 2005 was 3.52%.

(2)    Maturity date reflects a one-year “term-out” extension at the Company’s option.

(3)    Maturity date reflects a one-year extension at the Company’s option.

(4)    Principal payments on these bonds are a function of the principal repayments on loan or CTL assets which collateralize these obligations. The dates indicated above represent the expected date on which the final payment would occur for such class based on the assumptions that the loans which collateralize the obligations are not voluntarily prepaid, the loans are paid on their effective maturity dates and no extensions of the effective maturity dates of any of the loans are granted. The final maturity date for the underlying indentures is May 28, 2020.

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

(6)        On April 14, 2005, the Company issued $250.0 million of 5.375% Senior Notes due 2010 and $250.0 million of 6.05% Senior Notes due 2015.

(7)        These obligations were assumed as part of the acquisition of TriNet. As part of the accounting for the purchase, these fixed-rate obligations were considered to have stated interest rates which were below the then-prevailing market rates at which TriNet could issue new debt obligations and, accordingly, the Company ascribed a market discount to each obligation. Such discounts are amortized as an adjustment to interest expense using the effective interest method over the related term of the obligations. As adjusted, the effective annual interest rates on these obligations were 9.51% and 9.04% for the 7.70% Notes and 7.95% Notes, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

The Company’s primary source of short-term funds is a $1,250.0 million unsecured revolving credit facility. As of June 30, 2005, there is approximately $682.4 million available to draw under the facility. In addition, the Company has three secured revolving credit facilities of which availability is based on percentage borrowing base calculations. Certain debt obligations, including the unsecured revolving credit facility, the secured lines of credit and the Company’s publicly-held debt securities, contain covenants. These covenants are both financial and non-financial in nature. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels, and a requirement to maintain specified ratios of unsecured indebtedness compared to unencumbered assets. Significant non-financial covenants include a requirement in some of its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of June 30, 2005, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

Capital Markets Activity—During the six months ended June 30, 2005, the Company issued $1,200.0 million aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 5.15% to 6.05% and maturing between 2010 and 2015, and $400.0 million of variable-rate Senior Notes bearing interest at an annual rate of three-month LIBOR + 0.39% and maturing in 2008. The proceeds from these transactions were used to repay outstanding balances on the Company’s revolving credit facilities.

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

During the 12 months ended December 31, 2004, the Company redeemed approximately $110.0 million aggregate principal amount of its outstanding 8.75% Senior Notes due 2008 at a price of 108.75% of par. In connection with this redemption, the Company recognized a charge to income of $11.5 million included in “Loss on early extinguishment of debt” on the Company’s Consolidated Statements of Operations.

Unsecured/Secured Credit Facilities Activity—On March 12, 2005 one of the Company’s secured revolving credit facilities with a maximum amount available to draw of $250.0 million matured.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

On July 20, 2004, one of the Company’s $500.0 million secured facilities was amended to reduce the maximum amount available to $350.0 million, to extend the final maturity to August 2005 and to reduce the stated interest rate on first mortgage collateral to LIBOR + 1.50%.

On April 19, 2004, the Company completed a new $850.0 million unsecured revolving credit facility with 19 banks and financial institutions. The new facility has a three-year initial term with a one-year extension at the Company’s option. The facility bears interest, based upon the Company’s current credit ratings, at a rate of LIBOR + 0.875% and a 17.5 basis point annual facility fee decreased from LIBOR + 1.00% and 25 basis points, respectively, due to an upgrade in the Company’s senior unsecured debt rating to investment grade by S&P. On December 17, 2004, the commitment on this facility was increased to $1,250.0 million and the accordion feature was amended to permit an increase in the facility to $1.5 billion in the future if necessary. This new facility replaced a $300.0 million unsecured credit facility with a scheduled maturity of July 2004.

On March 12, 2004 one of the Company’s $700.0 million secured facilities was amended to reduce the maximum amount available to $250.0 million, to shorten the maturity to March 2005 and to reduce the stated interest rate on first mortgages and CTL assets to LIBOR + 1.50% and on subordinate and mezzanine lending investments to LIBOR + 2.05%.

On January 13, 2004 the Company closed $200.0 million of term financing that is secured by certain corporate bond investments and other lending securities. A number of these investments were previously financed under existing credit facilities. The new facility bears interest at LIBOR + 1.05% –1.50% and has a final maturity date of January 2006.

Other Financing Activity—During the 12 months ended December 31, 2004, the Company purchased the remaining interest in the ACRE Simon joint venture from the former ACRE Simon external member for $40.1 million. Upon purchase of the interest, the ACRE Simon joint venture became fully consolidated for accounting purposes and approximately $31.8 million of secured term debt is reflected on the Company’s Consolidated Balance Sheets. The term loans bear interest at rates of 7.61% to 8.43% and mature between 2005 and 2011. In addition, the Company repaid a total of $314.6 million in term loan financing, $9.8 million of which was part of the ACRE Simon acquisition.

During the six months ended June 30, 2005 and 2004, the Company incurred an aggregate net loss on early extinguishment of debt of approximately $0 and $13.2 million, respectively, as a result of the early retirement of certain debt obligations.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

As of June 30, 2005, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2005 (remaining six months)	$ 76,003
2006	184,334
2007	215,971
2008	1,518,000
2009	607,985
Thereafter	3,113,420
Total principal maturities	5,715,713
Net unamortized debt discounts	(78,543)
Impact of pay-floating swap agreement	414
Total debt obligations	$ 5,637,584

Explanatory Note:

(1)    Assumes exercise of extensions to the extent such extensions are at the Company’s option.

Note 10—Shareholders’ Equity

The Company’s charter provides for the issuance of up to 200.0 million shares of Common Stock, par value $0.001 per share, and 30.0 million shares of preferred stock. The Company has 4.0 million shares of 8.00% Series D Cumulative Redeemable Preferred Stock, 5.6 million shares of 7.875% Series E Cumulative Redeemable Preferred Stock, 4.0 million shares of 7.80% Series F Cumulative Redeemable Preferred Stock, 3.2 million shares of 7.65% Series G Cumulative Redeemable Preferred Stock and 5.0 million shares of 7.50% Series I Cumulative Redeemable Preferred Stock outstanding. The Series D, E, F, G, and I Cumulative Redeemable Preferred Stock are redeemable without premium at the option of the Company at their respective liquidation preferences beginning on October 8, 2002, July 18, 2008, September 29, 2008, December 19, 2008 and March 1, 2009, respectively.

In April 2005 and May 2005, the Company issued 989,663 and 174,647 of its treasury shares, respectively, as a part of the purchase of the Company’s substantial minority interest in Oak Hill. The shares were issued out of the Company’s treasury stock at a weighted average cost of $18.71 and issued at a price of $41.35 and $40.25 in April 2005 and May 2005, respectively. The difference in the weighted average cost and the issuance price is included in “Additional paid-in capital” on the Company’s Consolidated Balance Sheets.

In February 2004, the Company redeemed 2.0 million outstanding shares of its 9.375% Series B Cumulative Redeemable Preferred Stock and 1.3 million outstanding shares of its 9.20% Series C Cumulative Redeemable Preferred Stock. The redemption price was $25.00 per share, plus accrued and unpaid dividends to the redemption date of $0.46 and $0.45 for the Series B and C Preferred Stock, respectively. In connection with this redemption, the Company recognized a charge to net income allocable to common shareholders and HPU holders of approximately $9.0 million included in “Preferred dividend requirements” on the Company’s Consolidated Statements of Operations.

In February 2004, the Company completed an underwritten public offering of 5.0 million shares of its 7.50% Series I Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 10—Shareholders’ Equity (Continued)

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

DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company’s shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company’s shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company’s sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company’s Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three months ended June 30, 2005 and 2004, the Company issued a total of approximately 14,000 and 17,000 shares of its Common Stock, respectively, and during the six months ended June 30, 2005 and 2004, the Company issued a total of approximately 25,000 and 393,000 shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three months ended June 30, 2005 and 2004, were approximately $563,000 and $640,000, respectively, and $1.0 million and $16.1 million during the six months ended June 30, 2005 and 2004, respectively. There are approximately 3.1 million shares available for issuance under the plan as of June 30, 2005.

Stock Repurchase Program—The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of June 30, 2005, the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. The Company has not repurchased any shares under the stock repurchase program since November 2000, however, the Company has issued approximately 1.2 million shares of its treasury stock as of June 30, 2005 (see above).

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11—Risk Management and Use of Financial Instruments

Risk management—In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or different bases, than its interest-earning assets. Credit risk is the risk of default on the Company’s lending investments that results from a property’s, borrower’s or corporate tenant’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of loans due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying loans and the valuation of CTL facilities held by the Company.

Use of derivative financial instruments—The Company’s use of derivative financial instruments is primarily limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposure. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The counterparties to these contractual arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of nonperformance by these counterparties. However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet their obligations. The Company does not use derivative instruments to hedge credit/market risk or for speculative purposes.

The Company has entered into the following cash flow, fair value and cross currency hedges that are outstanding as of June 30, 2005. All hedges are currently effective and no ineffectiveness exists. The net value (liability) associated with these hedges is reflected on the Company’s Consolidated Balance Sheets (in thousands).

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11—Risk Management and Use of Financial Instruments (Continued)

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date	Maturity Date	Estimated Value at June 30, 2005
Pay-Fixed Swap	$ 125,000	2.885%	1/23/03	6/25/06	$ 1,107,138
Pay-Fixed Swap	125,000	2.838%	2/11/03	6/25/06	1,165,706
Pay-Fixed Swap	100,000	4.740%	5/19/05	11/15/16	(2,281,742)
Pay-Fixed Swap	50,000	4.745%	5/19/05	11/15/16	(1,159,957)
Pay-Fixed Swap	50,000	4.745%	5/19/05	11/15/16	(1,159,957)
Pay-Fixed Swap	50,000	4.610%	5/31/05	11/15/16	(644,625)
Pay-Fixed Swap	50,000	4.610%	5/31/05	11/15/16	(644,625)
Pay-Fixed Swap	50,000	4.483%	6/1/05	11/15/16	(157,922)
Pay-Fixed Swap	50,000	4.483%	6/1/05	11/15/16	(157,922)
Pay-Floating Swap	200,000	4.381%	12/17/03	12/15/10	1,450,634
Pay-Floating Swap	105,000	3.678%	1/15/04	1/15/09	(1,648,187)
Pay-Floating Swap	100,000	4.345%	12/17/03	12/15/10	549,174
Pay-Floating Swap	100,000	3.878%	11/27/02	8/15/08	(118,810)
Pay-Floating Swap	100,000	3.713%	1/15/04	1/15/09	(1,439,126)
Pay-Floating Swap	100,000	3.686%	1/15/04	1/15/09	(1,537,991)
Pay-Floating Swap	100,000	4.448%	4/14/05	4/15/10	1,692,314
Pay-Floating Swap	100,000	4.444%	4/14/05	4/15/10	1,676,525
Pay-Floating Swap	50,000	4.440%	4/14/05	4/15/10	829,240
Pay-Floating Swap	50,000	3.810%	11/27/02	8/15/08	(170,357)
Pay-Floating Swap	50,000	4.290%	12/17/03	12/15/10	140,033
Pay-Floating Swap	45,000	3.684%	1/15/04	1/15/09	(696,293)
Cross-Currency Swap (€5,000)	6,090	4.320%	6/17/05	6/15/10	29,279
LIBOR Cap	345,000	8.000%	5/22/02	5/28/14	2,131,881
LIBOR Cap	135,000	6.000%	9/29/03	10/15/06	3,108
Total Estimated Value					$(1,042,482)

On June 17, 2005, the Company entered into a cross-currency swap that effectively converts EURIBOR to US LIBOR in connection with a loan denominated in euros. The change in fair value of the swap is reflected as an adjustment to “Other income” on the Company’s Consolidated Statements of Operations.

On June 1, 2005, the Company entered into two forward starting swaps both with ten-year terms and rates of 4.483% and notional amount of $50.0 million. These swaps were used to lock-in swap rates related to a portion of planned future fixed-rate note issuances.

On May 31, 2005, the Company entered into two forward starting swaps both with ten-year terms and rates of 4.610% and notional amount of $50.0 million. These swaps were used to lock-in swap rates related to a portion of planned future fixed-rate note issuances.

On May 19, 2005, the Company entered into three forward starting swaps all with ten-year terms and rates of 4.740%, 4.745% and 4.745% and notional amounts of $100.0 million, $50.0 million and $50.0 million, respectively, and were used to lock-in swap rates related to a portion of planned future fixed-rate note issuances.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11—Risk Management and Use of Financial Instruments (Continued)

On April 14, 2005, in connection with the Company’s fixed-rate corporate bonds, the Company entered into three pay-floating interest rate swaps struck at 4.448%, 4.444% and 4.440% with notional amounts of $100.0 million, $100.0 million and $50.0 million, respectively, and maturing on April 15, 2010. The Company pays three-month LIBOR and receives the stated fixed rate in return. These swaps mitigate the risk of changes in the fair value of $250.0 million of five-year Senior Notes attributable to changes in LIBOR. For accounting purposes, the difference between the fixed rate received and the LIBOR rate paid on the notional amount of the swap is recorded as “Interest expense” on the Company’s Consolidated Statements of Operations. In addition, the Company adjusts the value of the swap to its fair value and adjusts the carrying amount of the hedged liability by an offsetting amount on a quarterly basis.

On December 9, 2004, the Company entered into three forward starting swaps all with ten-year terms and rates of 4.659%, 4.659% and 4.660% and notional amounts of $67.0 million, $67.0 million and $66.0 million, respectively, and were used to lock-in swap rates related to a portion of planned future corporate unsecured fixed-rate bond issuances. These three swaps were settled on February 28, 2005 in connection with the Company’s issuance of $700.0 million of seven-year Senior Notes which were priced on February 23, 2005. The proceeds of $1.6 million from the settlement were deemed “ineffective” in accordance with the provisions of SFAS No. 133 and recorded as “Other income” on the Company’s Consolidated Statements of Operations.

On March 11, 2004, the Company entered into three pay-fixed interest rate swaps all with six-month terms, rates of 1.135%, 1.144% and 1.144% and notional amounts of $235.0 million, $200.0 million and $200.0 million, respectively. These three swaps matured on September 15, 2004.

On January 16, 2004, the Company entered into three forward starting swaps all with ten-year terms and rates of 4.484%, 4.502% and 4.500% and notional amounts of $100.0 million, $50.0 million and $50.0 million, respectively, which were used to lock-in swap rates related to a portion of planned future corporate unsecured fixed-rate bond issuances. These three swaps were settled in connection with the Company’s issuance of $250.0 million of ten-year Senior Notes in March 2004.

On January 15, 2004, in connection with the Company’s fixed-rate corporate bonds, the Company entered into four pay-floating interest rate swaps struck at 3.678%, 3.713%, 3.686% and 3.684% with notional amounts of $105.0 million, $100.0 million, $100.0 million and $45.0 million, respectively, and maturing on January 15, 2009. The Company pays six-month LIBOR and receives the stated fixed rate in return. These swaps mitigate the risk of changes in the fair value of $350.0 million of five-year Senior Notes attributable to changes in LIBOR. For accounting purposes, the difference between the fixed rate received and the LIBOR rate paid on the notional amount of the swap is recorded as “Interest expense” on the Company’s Consolidated Statements of Operations. In addition, the Company adjusts the value of the swap to its fair value and adjusts the carrying amount of the hedged liability by an offsetting amount on a quarterly basis.

In September 2003, the Company entered into a $135.0 million cap with a rate of 6.00% to hedge the Company’s current outstanding floating-rate debt. This cap has a three-year term. Further, the Company entered into two $125.0 million forward starting swaps in the first quarter 2003 that became effective in June 2003. These forward starting swaps replaced the two $125.0 million pay-fixed swaps that expired in June 2003. The two new pay-fixed swaps have a three-year term and expire on June 25, 2006.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11—Risk Management and Use of Financial Instruments (Continued)

In addition, in connection with a portion of the Company’s fixed-rate corporate bonds, the Company entered into three pay-floating interest rate swaps in December 2003 struck at 4.381%, 4.345% and 4.290% with notional amounts of $200.0 million, $100.0 million and $50.0 million, respectively, and maturing on December 15, 2010 and also entered into two pay-floating interest rate swaps in November 2002 struck at 3.8775% and 3.810% with notional amounts of $100.0 million and $50.0 million, respectively, and maturing on August 15, 2008. The Company pays six-month LIBOR on the swaps entered into in December 2003 and one-month LIBOR on the swaps entered into in November 2002 and receives the stated fixed rate in return. These swaps mitigate the risk of changes in the fair value of $350.0 million of seven-year Senior Notes and $150.0 million of ten-year Senior Notes attributable to changes in LIBOR. For accounting purposes, the difference between the fixed rate received and the LIBOR rate paid on the notional amount of the swap is recorded as “Interest expense” on the Company’s Consolidated Statements of Operations. In addition, the Company adjusts the value of the swap to its fair value and adjusts the carrying amount of the hedged liability by an offsetting amount on a quarterly basis.

In connection with STARs, Series 2003-1 in May 2003, the Company entered into a LIBOR interest rate cap struck at 6.95% in the notional amount of $270.6 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not change the Company’s net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the terms of these arrangements are substantially the same, the effects of a revaluation of these two instruments substantially offset one another.

In connection with STARs, Series 2002-1 in May 2002, the Company entered into a LIBOR interest rate cap struck at 8.00% in the notional amount of $345.0 million. The Company utilizes the provisions of SFAS No. 133 with respect to such instruments. SFAS No. 133 provides that the up-front fees paid on option-based products such as caps should be expensed into earnings based on the allocation of the premium to the affected periods as if the agreement were a series of “caplets.” These allocated premiums are then reflected as a charge to income (as part of interest expense) in the affected period. On May 28, 2002, in connection with the STARs, Series 2002-1 transaction, the Company paid a premium of $13.7 million for this interest rate cap. Using the “caplet” methodology discussed above, amortization of the cap premium is dependent upon the actual value of the caplets at inception.

Credit risk concentrations—Concentrations of credit risks arise when a number of borrowers or customers related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors various segments of its portfolio to assess potential concentrations of credit risks. Management believes the current portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

Substantially all of the Company’s CTL assets (including those held by joint ventures) and loans and other lending investments are collateralized by facilities located in the United States, with significant concentrations (i.e., greater than 10.00%) as of June 30, 2005 in California (18.95%). As of June 30, 2005, the Company’s investments also contain greater than 10.00% concentrations in the following asset types: office-CTL (20.61%), industrial/R&D (15.69%) and office-lending (12.20%).

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11—Risk Management and Use of Financial Instruments (Continued)

The Company underwrites the credit of prospective borrowers and customers and often requires them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company’s loans and other lending investments and corporate customer lease assets are geographically diverse and the borrowers and customers operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or customer, the inability of that borrower or customer to make its payment could have an adverse effect on the Company.

Note 12—Stock-Based Compensation Plans and Employee Benefits

The Company’s 1996 Long-Term Incentive Plan (the “Plan”) is designed to provide incentive compensation for officers, other key employees and directors of the Company. The Plan provides for awards of stock options and shares of restricted stock and other performance awards. The maximum number of shares of Common Stock available for awards under the Plan is 9.00% of the outstanding shares of Common Stock, calculated on a fully diluted basis, from time to time, provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 5.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan, other than automatic awards to non-employee directors, are at the discretion of the Board of Directors or a committee of the Board of Directors. At June 30, 2005, a total of approximately 10.3 million shares of Common Stock were available for awards under the Plan, of which options to purchase approximately 1.3 million shares of Common Stock were outstanding, 68,467 shares of restricted stock units were outstanding, 236,167 shares subject to transfer restrictions were outstanding and 108,980 restricted share awards were outstanding. A total of approximately 1.0 million shares remain available for awards under the Plan as of June 30, 2005.

Changes in options outstanding during six months ended June 30, 2005 are as follows:

	Number of Shares
	Employees	Non-Employee Directors	Other	Weighted Average Strike Price
Options Outstanding, December 31, 2004	909,253	103,794	307,564	$ 17.99
Granted in 2005	—	—	—	$ —
Exercised in 2005	(53,605)	(6,900)	—	$ 20.31
Forfeited in 2005	(350)	—	—	$ 18.88
Options Outstanding, June 30, 2005	855,298	96,894	307,564	$ 17.88

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2005:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
Exercise Price	Options Outstanding	Remaining Contractual Life	Currently Exercisable
$14.72	486,214	3.62	481,048
$16.88	397,522	4.51	397,522
$17.38	16,667	4.71	16,667
$19.69	211,767	5.51	211,767
$24.94	40,000	5.88	40,000
$26.09	13,800	0.92	13,800
$26.97	2,000	5.96	2,000
$27.00	25,000	5.99	25,000
$28.54	3,396	2.85	3,396
$29.82	58,296	6.92	58,296
$55.39	5,094	3.92	5,094
	1,259,756	4.48	1,254,590

In the third quarter 2002 (with retroactive application to the beginning of the calendar year), the Company adopted the fair value method for accounting for options issued to employees or directors, as allowed under Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure.”  Accordingly, the Company recognizes a charge equal to the fair value of these options at the date of grant multiplied by the number of options issued. This charge is amortized over the related remaining vesting terms to individual employees as additional compensation. There were 15,500 options issued during the year ended December 31, 2003 with a strike price of $14.72.

Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

During the six months ended June 30, 2005, the Company granted 35,730 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 34,505 remain outstanding.

During the year ended December 31, 2004, the Company granted 36,205 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 23,505 remain outstanding. In addition, in connection with the Chief Executive Officer’s employment agreement 236,167 restricted shares were issued on March 31, 2004 (see detailed information below).

During the year ended December 31, 2003, the Company granted 40,600 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 10,457 remain outstanding.

During the year ended December 31, 2002, the Company granted 199,350 restricted stock units to employees. Of these, 44,350 vested proportionately over three years on the anniversary date of the initial

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

grant and none of them remain outstanding as of June 30, 2005. The balance of 155,000 restricted stock units granted to several employees vested on March 31, 2004 due to the satisfaction of the following circumstances: (1) the employee remained employed until that date; and (2) the 60-day average closing price of the Company’s Common Stock equaled or exceeded a set floor price as of such date. The market price of the stock was $42.30 on March 31, 2004; therefore, the Company incurred a one-time charge to earnings of approximately $6.7 million (the fair market value of the 155,000 shares at $42.30 per share plus the Company’s share of taxes). During the year ended December 31, 2002, the Company also granted 208,980 restricted shares to its Chief Financial Officer (see detailed information below).

For accounting purposes, the Company generally measures compensation costs for these shares as of the date of the grant and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the respective vesting/service period. Such amounts appear on the Company’s Consolidated Statements of Operations in “General and administrative—stock-based compensation expense.”

During the year ended December 31, 2004, the Company entered into a three-year employment agreement with its new President. This initial three-year term, and any subsequent one-year renewal term, will automatically be extended for an additional year unless earlier terminated by prior notice from the Company or the President. Under the agreement, the President receives an annual base salary of $350,000, subject to an annual review for upward (but not downward) adjustment. Beginning with the fiscal year ending December 31, 2005, he will receive a target bonus of $650,000, subject to annual review for upward adjustment. For the year ended 2004, the President received a target bonus of $650,000, but prorated to reflect the portion of the year during which he was employed. In addition, the President purchased a 20.00% interest in both the Company’s 2005 and 2006 high performance unit programs for executive officers and a 25.00% interest in the Company’s 2007 high performance unit program for executive officers. The President will also have the option to buy a 30.00% and 35.00% interest in the Company’s 2008 and 2009 high performance unit programs for executive officers. As of June 30, 2005, the President contributed approximately $288,000, $101,000 and $91,000 to the 2005, 2006 and 2007 high performance unit programs for executive officers. The President shall also receive an allocation of 25.00% of the interests in the Company’s proposed New Business Crossed Incentive Compensation Program, which is a program that is intended to provide incentive compensation based upon the performance of new business lines to be identified by the Company.

During the year ended December 31, 2002, the Company entered into a three-year employment agreement with its new Chief Financial Officer. Under the agreement, the Chief Financial Officer receives an annual base salary of $225,000. She may also receive a bonus, which is targeted to be $325,000, subject to an annual review for upward or downward adjustment. In addition, the Company granted the Chief Financial Officer 108,980 contingently vested restricted stock awards. These awards become vested on December 31, 2005 if the executive’s employment with the Company has not terminated before such date. Dividends are paid on the restricted shares as dividends are paid on shares of the Company’s Common Stock. These dividends are accounted for in a manner consistent with the Company’s Common Stock dividends, as a reduction to retained earnings. For accounting purposes, the Company is currently taking a total charge of approximately $3.0 million related to the restricted stock awards, which is being amortized over the period from November 6, 2002 through December 31, 2005. This charge is reflected on the

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

Company’s Consolidated Statements of Operations in “General and administrative—stock-based compensation.”

Further, the Company granted the Chief Financial Officer 100,000 restricted shares which became fully-vested on January 31, 2004 as a result of the Company achieving a 53.28% total shareholder rate of return (dividends since November 6, 2002 plus share price appreciation from January 2, 2003). The Company incurred a one-time charge to earnings during the three months ended March 31, 2004 of approximately $4.1 million (the fair market value of the 100,000 shares at $40.02 per share plus the Company’s share of taxes). For accounting purposes, the employment arrangement described above was treated as a contingent, variable plan until January 31, 2004.

On February 11, 2004, the Company entered into a new employment agreement with its Chief Executive Officer which took effect upon the expiration of the old agreement. The new agreement has an initial term of three years and provides for the following compensation:

•       an annual salary of $1.0 million;

•       a potential annual cash incentive award of up to $5.0 million if performance goals set by the Compensation Committee of the Board of Directors in consultation with the Chief Executive Officer are met; and

•       a one-time award of Common Stock with a value of $10.0 million at March 31, 2004 (based upon the trailing 20-day average closing price of the Common Stock); the award was fully vested when granted and dividends are paid on the shares from the date of grant, but the shares cannot be sold for five years unless the price of the Common Stock during the 12 months ending March 31 of each year increases by at least 15.00%, in which case the sale restrictions on 25.00% of the shares awarded will lapse in respect to each 12-month period. In connection with this award the Company recorded a $10.1 million charge in “General and administrative—stock-based compensation expense” on the Company’s Consolidated Statements of Operations. The Chief Executive Officer notified the Company that subsequent to this award he contributed an equivalent number of shares to a newly established charitable foundation.

In addition, the Chief Executive Officer purchased an 80.00% and 75.00% interest in the Company’s 2006 and 2007 high performance unit programs for executive officers, respectively. These performance programs were approved by the Company’s shareholders in 2003 and 2004 and are described in detail in the Company’s 2003 and 2004 annual proxy statement. The purchase price of $286,000 and $274,000 for the 2006 and 2007 plan, respectively, was paid by the Chief Executive Officer and was based upon a valuation prepared by an independent investment-banking firm. The interests purchased by the Chief Executive Officer will have no value to him unless the Company achieves total shareholder returns in excess of those achieved by peer group indices, all as more fully described in the Company’s 2003 and 2004 annual proxy statement.

The February 2004 employment agreement with the Company’s Chief Executive Officer replaced a prior employment agreement dated March 30, 2001 that expired at the end of its term. The compensation awarded to the Company’s Chief Executive Officer under this prior agreement included a grant of 2.0 million unvested phantom shares. The phantom shares vested on a contingent basis in installments of 350,000 shares, 650,000 shares, 600,000 shares and 400,000 shares when the average closing price of the

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

Company’s Common Stock achieved performance targets of $25.00, $30.00, $34.00 and $37.00, respectively, which were negotiated based on the closing price at December 31, 2000. The phantom shares became fully vested at the expiration of the term of the agreement on March 30, 2004. The market price of the Common Stock on March 30, 2004 was $42.40 and the Company incurred a one-time charge to earnings during the three months ended March 31, 2004 of approximately $86.0 million (the fair market value of the 2.0 million shares at $42.40 per share plus the Company’s share of taxes).

Upon the phantom share units becoming fully vested, the Company delivered to the executive 728,552 shares of Common Stock and $53.9 million of cash, the total of which was equal to the fair market value of the 2.0 million shares of Common Stock multiplied by the closing stock price of $42.40 on March 30, 2004. Prior to March 30, 2004, the executive received dividends on shares that were contingently vested and were not forfeited under the terms of the agreement, when the Company declared and paid dividends on its Common Stock. Because no shares had been issued prior to March 30, 2004, dividends received on these phantom shares were reflected as compensation expense by the Company. For accounting purposes, this arrangement was treated as a contingent, variable plan and no additional compensation expense was recognized until the shares became irrevocably vested on March 30, 2004, at which time the Company reflected a charge equal to the fair value of the shares irrevocably vested.

Certain affiliates of Starwood Opportunity Fund IV, LP (“SOFI IV”) and the Company’s Chief Executive Officer previously agreed to reimburse the Company for the value of restricted shares awarded to the former President in excess of 350,000 shares, net of tax benefits realized by the Company or its shareholders on account of compensation expense deductions. The reimbursement obligation arose once the restricted share award became fully vested on September 30, 2002. The Company’s Chief Executive Officer fulfilled his reimbursement obligation through the delivery of shares of the Company’s Common Stock owned by him. As of March 31, 2004, the SOFI IV affiliates fulfilled their obligation through the payment of approximately $2.4 million in cash. These reimbursement payments are reflected as “Additional paid-in capital” on the Company’s Consolidated Balance Sheets, and not as an offset to the charge referenced above.

High Performance Unit Program

In May 2002, the Company’s shareholders approved the iStar Financial High Performance Unit (“HPU”) Program. The program, as more fully described in the Company’s annual proxy statement dated April 8, 2002, is a performance-based employee compensation plan that only has material value to the participants if the Company provides superior returns to its shareholders. The program entitles the employee participants (“HPU holders”) to receive distributions in the nature of Common Stock dividends if the total rate of return on the Company’s Common Stock (share price appreciation plus dividends) exceeds certain performance levels.

Initially, there were three plans within the program: the 2002 plan, the 2003 plan, and the 2004 plan. Each plan has 5,000 shares of High Performance Common Stock associated with it. Each share of High Performance Common Stock carries 0.25 votes per share.

For these three plans, the Company’s performance is measured over a one-, two-, or three-year valuation period, beginning on January 1, 2002 and ending on December 31, 2002, December 31, 2003 and December 31, 2004, respectively. The end of the valuation period (i.e., the “valuation date”) will be accelerated if there is a change in control of the Company. The High Performance Common Stock has

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

nominal value unless the total rate of shareholder return for the relevant valuation period exceeds the greater of: (1) 10.00%, 20.00%, or 30.00% for the 2002 plan, the 2003 plan and the 2004 plan, respectively; and (2) a weighted industry index total rate of return consisting of equal weightings of the Russell 1000 Financial Index and the Morgan Stanley REIT Index for the relevant period.

If the total rate of return on the Company’s Common Stock exceeds the threshold performance levels for a particular plan, then distributions will be paid on the shares of High Performance Common Stock related to that plan in the same amounts and at the same times as distributions are paid on a number of shares of the Company’s Common Stock equal to the following: 7.50% of the Company’s excess total rate of return (over the higher of the two threshold performance levels) multiplied by the weighted average market value of the Company’s common equity capitalization during the measurement period, all as divided by the average closing price of a share of the Company’s Common Stock for the 20 trading days immediately preceding the applicable valuation date.

If the total rate of return on the Company’s Common Stock does not exceed the threshold performance levels for a particular plan, then the shares of High Performance Common Stock related to that plan will have only nominal value. In this event, each of the 5,000 shares will be entitled to dividends equal to 0.01 times the dividend paid on a share of Common Stock, if and when dividends are declared on the Common Stock.

Regardless of how much the Company’s total rate of return exceeds the threshold performance levels, the dilutive impact to the Company’s shareholders resulting from distributions on High Performance Common Stock in each plan is limited to the equivalent of 1.00% of the average monthly number of fully diluted shares of the Company’s Common Stock outstanding during the valuation period.

The employee participants have purchased their interests in High Performance Common Stock through a limited liability company at purchase prices approved by the Company’s Board of Directors. The Company’s Board of Directors has established the prices of the High Performance Common Stock based upon, among other things, an independent valuation from a major securities firm. The aggregate initial purchase prices were set on June 25, 2002 and were approximately $2.8 million, $1.8 million and $1.4 million for the 2002, 2003 and 2004 plans, respectively. No HPU holder is permitted to exchange his or her interest in the LLC for shares of High Performance Common Stock prior to the applicable valuation date.

The total shareholder return for the valuation period under the 2002 plan was 21.94%, which exceeded both the fixed performance threshold of 10.00% and the industry index return of (5.83%). As a result of this superior performance, the participants in the 2002 plan are entitled to receive distributions equivalent to the amount of dividends payable on 819,254 shares of the Company’s Common Stock, as and when such dividends are paid. Such dividend payments began with the first quarter 2003 dividend. The Company pays dividends on the 2002 plan shares in the same amount per equivalent share and on the same distribution dates that shares of the Company’s Common Stock are paid. The Company had the right, but not the obligation, to repurchase at cost 50.00% of the interests earned by an employee in the 2002 plan if the employee breached certain non-competition, non-solicitation and confidentiality covenants through January 1, 2005.

iStar Financial Inc.
Notes to Consolidated Financial Statements  (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

The total shareholder return for the valuation period under the 2003 plan was 78.29%, which exceeded the fixed performance threshold of 20.00% and the industry index return of 24.66%. The plan was fully funded and was limited to 1.00% of the average monthly number of fully diluted shares of the Company’s Common Stock during the valuation period. As a result of the Company’s superior performance, the participants in the 2003 plan are entitled to receive distributions equivalent to the amount of dividends payable on 987,149 shares of the Company’s Common Stock, as and when such dividends are paid. Such dividend payments began with the first quarter 2004 dividend. The Company pays dividends on the 2003 plan shares in the same amount per equivalent share and on the same distribution dates that shares of the Company’s Common Stock are paid.

The total shareholder return for the valuation period under the 2004 plan was 115.47%, which exceeded the fixed performance threshold of 30.00% and the industry index return of 55.05%. The plan was fully funded and was limited to 1.00% of the average monthly number of fully diluted shares of the Company’s Common Stock during the valuation period. As a result of the Company’s superior performance, the participants in the 2004 plan are entitled to receive distributions equivalent to the amount of dividends payable on 1,031,875 shares of the Company’s Common Stock, as and when such dividends are paid. Such dividend payments began with the first quarter 2005 dividend. The Company will pay dividends on the 2004 plan shares in the same amount per equivalent share and on the same distribution dates that shares of the Company’s Common Stock are paid.

A new 2005 plan has been established with a three-year valuation period ending December 31, 2005. Awards under the 2005 plan were approved on January 14, 2003. The 2005 plan has 5,000 shares of High Performance Common Stock with an aggregate initial purchase price of $617,000. As of June 30, 2005 the Company has received a net contribution of $586,000 under this plan. The purchase price of the High Performance Common Stock was established by the Company’s Board of Directors based upon, among other things, an independent valuation from a major securities firm. The provisions of the 2005 plan are substantially the same as the prior plans.

A new 2006 plan has been established with a three-year valuation period ending December 31, 2006. Awards under the 2006 plan were approved on January 23, 2004. The 2006 plan had 5,000 shares of High Performance Common Stock with an aggregate initial purchase price of $715,000. As of June 30, 2005 the Company has received a net contribution of $685,500 under this plan. The purchase price of the High Performance Common Stock was established by the Company’s Board of Directors based upon, among other things, an independent valuation from a major securities firm. The provisions of the 2006 plan are substantially the same as the prior plans.

A new 2007 plan has been established with a three-year valuation period ending December 31, 2007. Awards under the 2007 plan were approved in January 2005. The 2007 plan had 5,000 shares of High Performance Common Stock with an aggregate initial purchase price of $643,000. As of June 30, 2005 the Company has received a net contribution of $601,000 under this plan. The purchase price of the High Performance Common Stock was established by the Company’s Board of Directors based upon, among other things, an independent valuation from a major securities firm. The provisions of the 2007 plan are substantially the same as the prior plans.

The additional equity from the issuance of the High Performance Common Stock is recorded as a separate class of stock and included within shareholders’ equity on the Company’s Consolidated Balance

iStar Financial Inc.
Notes to Consolidated Financial Statements  (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

Sheets. Net income allocable to common shareholders will be reduced by the HPU holders’ share of dividends paid and undistributed earnings, if any.

401(k) Plan

Effective November 4, 1999, the Company implemented a savings and retirement plan (the “401(k) Plan”), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Board of Directors, the Company may make matching contributions on the participant’s behalf of up to 50.00% of the first 10.00% of the participant’s annual compensation. The Company made gross contributions of approximately $145,000 and $88,000 for the three months ended June 30, 2005 and 2004, respectively, and $513,000 and $367,000 for the six months ended June 30, 2005 and 2004, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements  (Continued)

Note 13—Earnings Per Share

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three and six months ended June 30, 2005 and 2004, respectively (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Income from continuing operations	$78,222	$77,288	$148,290	$36,174
Preferred dividend requirements	(10,580)	(10,580)	(21,160)	(30,180)
Income allocable to common shareholders and HPU holders before income from discontinued operations and gain from discontinued operations(1)	67,642	66,708	127,130	5,994
Income from discontinued operations	110	5,731	361	11,593
Gain from discontinued operations	407	—	407	136
Net income allocable to common shareholders and HPU holders(1)	$68,159	$72,439	$127,898	$17,723
Denominator:
Weighted average common shares outstanding for basic earnings per common share	112,624	110,695	112,050	109,081
Add: effect of assumed shares issued under treasury stock method for stock options, restricted shares and warrants	770	1,071	784	1,770
Add: effect of contingent shares	109	109	109	1,175
Add: effect of joint venture shares	298	371	298	298
Weighted average common shares outstanding for diluted earnings per common share	113,801	112,246	113,241	112,324
Basic earnings per common share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations(2)	$0.59	$0.59	$1.11	$0.06
Income from discontinued operations	0.00	0.05	0.00	0.10
Gain from discontinued operations	0.00	0.00	0.00	0.00
Net income allocable to common shareholders(2)	$0.59	$0.64	$1.11	$0.16
Diluted earnings per common share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations(3)(4)	$0.58	$0.59	$1.10	$0.06
Income from discontinued operations	0.00	0.05	0.00	0.10
Gain from discontinued operations	0.00	0.00	0.00	0.00
Net income allocable to common shareholders(3)(4)	$0.58	$0.64	$1.10	$0.16

Explanatory Notes:

(1)    HPU holders are Company employees who purchased high performance common stock units under the Company’s High Performance Unit Program.

iStar Financial Inc.
Notes to Consolidated Financial Statements  (Continued)

Note 13—Earnings Per Share (Continued)

(2)    For the three months ended June 30, 2005 and 2004, excludes $1,675 and $1,163 of net income allocable to HPU holders, respectively. For the six months ended June 30, 2005 and 2004, excludes $3,159 and $259 of net income allocable to HPU holders, respectively.

(3)    For the three months ended June 30, 2005 and 2004, excludes $1,659 and $1,148 of net income allocable to HPU holders, respectively. For the six months ended June 30, 2005 and 2004, excludes $3,126 and $243 of net income allocable to HPU holders, respectively.

(4)    For the three months ended June 30, 2005 and 2004 includes $0 and $41 of joint venture income, respectively. For the six months ended June 30, 2005 and 2004, includes $0 and $3 of joint venture income, respectively.

For the three and six months ended June 30, 2005 and 2004, the following shares were antidilutive (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Stock options	5	5	5	5
Joint venture shares	52	—	52	73

Note 14—Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income” requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. Total comprehensive income was $68.8 million and $85.1 million for the three months ended June 30, 2005 and 2004, respectively, and $137.9 million and $44.5 million for the six months ended June 30, 2005 and 2004, respectively. The primary components of comprehensive income, other than net income, consist of amounts attributable to the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges and changes in the fair value of the Company’s available-for-sale investments.

The reconciliation to comprehensive income is as follow (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$78,739	$83,019	$149,058	$47,903
Other comprehensive income:
Reclassification of gains on securities into earnings upon realization	(2,754)	(2,845)	(2,737)	(6,742)
Reclassification of losses/(gains) on qualifying cash flow hedges into earnings	72	—	(143)	—
Unrealized (losses)/gains on available-for-sale investments	103	(941)	(365)	1,646
Unrealized gains/(losses) on cash flow hedges	(7,336)	5,852	(7,902)	1,698
Comprehensive income	$68,824	$85,085	$137,911	$44,505

iStar Financial Inc.
Notes to Consolidated Financial Statements  (Continued)

Note 14—Comprehensive Income (Continued)

Unrealized gains/(losses) on available-for-sale investments and cash flow hedges are recorded as adjustments to shareholders’ equity through “Accumulated other comprehensive income (losses)” on the Company’s Consolidated Balance Sheets and are not included in net income unless realized.

As of June 30, 2005 and December 31, 2004, accumulated other comprehensive income (losses) reflected in the Company’s shareholders’ equity is comprised of the following (in thousands):

	As of June 30, 2005	As of Dcember 31, 2004
Unrealized gains on available-for-sale investments	$1,592	$4,694
Unrealized losses on cash flow hedges	(14,825)	(6,780)
Accumulated other comprehensive income (losses)	$(13,233)	$(2,086)

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

Total dividends declared by the Company aggregated $82.5 million, or $0.7325 per share on Common Stock during the six months ended June 30, 2005. This dividend, paid on April 29, 2005 was applicable to the three months ended March 31, 2005 and payable to shareholders of record on April 15, 2005. On July 1, 2005, the Company declared a dividend of approximately $82.6 million or $0.7325 per common share applicable to the second quarter and payable to shareholders of record and holders of certain share equivalents on July 15, 2005. The Company also declared and paid dividends aggregating $4.0 million, $5.5 million, $3.9 million, $3.1 million and $4.7 million, respectively, on its Series D, E, F, G and I preferred stock, respectively, for the six months ended June 30, 2005. There are no dividend arrearages on any of the preferred shares currently outstanding.

In connection with the redemption of the Series H preferred stock on January 27, 2004, the Company paid a dividend of $87,656 representing unpaid dividends of $0.49 per share for the 5 days the preferred stock was outstanding.

In connection with the redemption of the Series B preferred stock on February 23, 2004, the Company paid a final dividend of $920,000 representing unpaid dividends of $0.46 per share for the 70 days from the prior dividend payment on December 15, 2003. Upon redemption, the Company recognized a charge to

iStar Financial Inc.
Notes to Consolidated Financial Statements  (Continued)

Note 15—Dividends (Continued)

net income allocable to common shareholders and HPU holders of $5.5 million included in “Preferred dividend requirements” on the Company’s Consolidated Statements of Operations.

In connection with the redemption of the Series C preferred stock on February 23, 2004, the Company paid a final dividend of $585,000 representing unpaid dividends of $0.45 per share for the 70 days from the prior dividend payment on December 15, 2003. Upon redemption, the Company recognized a charge to net income allocable to common shareholders and HPU holders of $3.5 million included in “Preferred dividend requirements” on the Company’s Consolidated Statements of Operations.

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

The 2002, 2003 and 2004 High Performance Unit Program reached their valuation dates on December 31, 2002, 2003 and 2004, respectively. Based on the Company’s 2002, 2003 and 2004 total rate of return, the participants are entitled to receive dividends on 819,254 shares, 987,149 shares and 1,031,875 shares, respectively, of the Company’s Common Stock. The Company will pay dividends on these units in

iStar Financial Inc.
Notes to Consolidated Financial Statements  (Continued)

Note 15—Dividends (Continued)

the same amount per equivalent share and on the same distribution dates as shares of the Company’s Common Stock. Such dividend payments for the 2002 plan began with the first quarter 2003 dividend, such dividends for the 2003 plan began with the first quarter 2004 dividend and such dividends for the 2004 plan began with the first quarter 2005 dividend. All dividends to HPU holders will reduce net income allocable to common shareholders when paid. Additionally, net income allocable to common shareholders will be reduced by the HPU holders’ share of undistributed earnings, if any.

The exact amount of future quarterly dividends to common shareholders will be determined by the Board of Directors based on the Company’s actual and expected operations for the fiscal year and the Company’s overall liquidity position.

Note 16—Segment Reporting

Statement of Financial Accounting Standard No. 131 (“SFAS No. 131”) establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders.

The Company has two reportable segments: Real Estate Lending and Corporate Tenant Leasing. The Company does not have any foreign operations. The accounting policies of the segments are the same as those described in Note 3.

iStar Financial Inc.
Notes to Consolidated Financial Statements  (Continued)

Note 16—Segment Reporting (Continued)

The Company evaluates performance based on the following financial measures for each segment:

	Real Estate Lending	Corporate Tenant Leasing	Corporate/ Other(1)	Company Total
	(In thousands)
Three months ended June 30, 2005:
Total revenues(2):	$113,960	$78,523	$6,174	$198,657
Equity in earnings (loss) from joint ventures	—	(113)	108	(5)
Total operating and interest expense(3):	6,117	37,744	76,495	120,356
Net operating income(4):	107,843	40,666	(70,213)	78,296
Three months ended June 30, 2004:
Total revenues(2):	$101,674	$71,611	$313	$173,598
Equity in earnings (loss) from joint ventures	—	(855)	—	(855)
Total operating and interest expense(3):	17,474	34,108	43,745	95,327
Net operating income(4):	84,200	36,648	(43,432)	77,416
Six months ended June 30, 2005:
Total revenues(2):	$214,539	$155,734	$9,618	$379,891
Equity in earnings (loss) from joint ventures	—	(273)	108	(165)
Total operating and interest expense(3):	14,691	74,235	142,230	231,156
Net operating income(4):	199,848	81,226	(132,504)	148,570
Six months ended June 30, 2004:
Total revenues(2):	$195,887	$137,955	$628	$334,470
Equity in earnings (loss) from joint ventures	—	5,393	—	5,393
Total operating and interest expense(3):	36,537	67,738	199,153	303,428
Net operating income(4):	159,350	75,610	(198,525)	36,435
As of June 30, 2005:
Total long-lived assets(5):	$4,509,309	$2,997,395	N/A	$7,506,704
Total assets:	4,676,654	3,194,592	488,763	8,360,009
As of December 31, 2004:
Total long-lived assets(5):	$3,946,189	$2,877,042	N/A	$6,823,231
Total assets:	4,022,729	3,068,242	129,266	7,220,237

Explanatory Notes:

(1)    Corporate and Other represents all corporate level items, including general and administrative expenses and any intercompany eliminations necessary to reconcile to the consolidated Company totals. This caption also includes the Company’s servicing business, which is not considered a material separate segment.

(2)    Total revenues represents all revenues earned during the period from the assets in each segment. Revenue from the Real Estate Lending business primarily represents interest income and revenue from the Corporate Tenant Leasing business primarily represents operating lease income.

(3)    Total operating and interest expense represents provision for loan losses and loss on early extinguishment of debt for the Real Estate Lending business and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. Interest expense on unsecured notes and the unsecured and secured revolving  credit facilities, general and administrative expense and general and administrative-stock-based compensation is included in Corporate and Other for all periods. Depreciation and amortization of $18.2 million and $15.9 million for the three months ended June 30, 2005 and 2004, respectively, and $36.0 million and $30.8 million for the six months ended June 30, 2005 and 2004, respectively, are included in the amounts presented above.

(4)    Net operating income represents income before minority interest, income (loss) from discontinued operations and gain from discontinued operations.

(5)    Total long-lived assets is comprised of Loans and other lending investments, net and Corporate tenant lease assets, net, for each respective segment.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is in the business of providing custom-tailored financing solutions to high-end private and corporate owners of real estate. Depending upon market conditions and the Company’s views about the economy generally and real estate markets specifically, the Company will adjust its investment focus from time to time and emphasize certain products, industries and geographic markets over others.

The Company began its business in 1993 through private investment funds formed to take advantage of the underserved segments of the commercial real estate financing markets and what it felt was a lack of well-capitalized lenders capable of servicing the needs of customers in its markets. In March 1998, these private investment funds contributed their approximately $1.1 billion of assets to the Company’s predecessor in exchange for a controlling interest in that public company. In November 1999, the Company acquired TriNet Corporate Realty Trust, Inc. (“TriNet”), which was then the largest publicly-traded company specializing in corporate sale/leaseback financing for office and industrial facilities (the “TriNet Acquisition”). Concurrent with the TriNet Acquisition, the Company also acquired its former external advisor in exchange for shares of its Common Stock and converted its organizational form to a Maryland corporation. The Company’s Common Stock began trading on the New York Stock Exchange under the symbol “SFI” in November 1999. In March 2005, in connection with the amendment of certain covenants in the 7.95% TriNet Notes due 2006, the Company merged TriNet into the Company. As of March 31, 2005, TriNet no longer exists.

The Company has experienced significant growth since becoming a public company in 1998, having made a number of strategic acquisitions to complement its organic growth and extending its business franchise. During the six months ended June 30, 2005, the Company had $2.4 billion of transaction volume representing 40 financing commitments. Repeat customer business has become a key source of transaction volume for the Company, accounting for approximately 56% of the Company’s cumulative volume through June 30, 2005. Transaction volume for the fiscal year ended December 31, 2004 was $2.8 billion, compared to $2.2 billion in 2003. The Company completed 53 financing commitments in 2004, compared to 60 in 2003. Based upon feedback from its customers, the Company believes that greater recognition of the Company and its reputation for completing highly structured transactions in an efficient manner have contributed to increases in its transaction volume. The benefits of higher investment volumes were mitigated to an extent by the extremely low interest rate environment in 2004 and 2005. Low interest rates benefit the Company in that its borrowing costs decrease, but similarly, earnings on its variable-rate lending investments also decrease.

During the difficult economic and real estate market conditions of 2002 and 2003 the Company focused its investment activity on lower risk investments such as first mortgages and CTL transactions that met its risk adjusted return standards. The Company has experienced minimal losses on its lending investments. In 2004, the Company also focused on re-leasing space at its CTL facilities under longer-term leases in an effort to reduce the impact of lease expirations on the Company’s earnings. As of June 30, 2005, the weighted average lease term on the Company’s CTL portfolio was 11.5 years and the portfolio was 95% leased.

The Company has continued to broaden its sources of capital and has been particularly active in the capital markets over the past two years. The Company’s strong performance and the low interest rate environment have enabled the Company to issue preferred equity and debt securities on attractive pricing terms. The Company used the proceeds from the issuances to repay secured indebtedness, to refinance higher cost capital and to fund additional investments. In 2004 and throughout the first six months of 2005, the Company has continued to make progress on migrating its debt obligations from secured debt towards unsecured debt. While the Company considers it prudent to have a broad array of sources of capital, including secured financing arrangements, the Company will continue to seek to reduce its use of secured debt and increase its use of unsecured debt. As a result of its shift to unsecured debt and its strong credit and operating history, in October of 2004 the Company’s senior unsecured debt rating was upgraded to investment grade by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”). More recently, in June 2005, Fitch Ratings revised the Company’s senior unsecured debt rating to positive from stable due to the significant progress in improving its financial flexibility. As an investment grade issuer, the Company believes that it will have greater access to the unsecured debt markets and a reduced cost of debt capital.

Throughout 2004 and continuing through the first six months of 2005, the commercial real estate industry has attracted large amounts of investment capital. The Company intends to maintain its disciplined approach to underwriting its investments and will adjust its focus away from markets and products where the Company believes that the available pricing terms do not fairly reflect the risks of the investments. As a result of increased investment activity in both the public and private commercial real estate markets, many of the Company’s borrowers were able to prepay loans with proceeds from initial public offerings, asset sales or refinancings. As a consequence, the Company experienced a higher level of prepayments in 2004 and in the first six months of 2005 than in previous years. If significant amounts of investment capital continue to be allocated to commercial real estate and interest rates remain low throughout the last half of 2005, the Company expects to continue to see high levels of prepayments. The Company’s loans generally have some form of call protection, so many of the prepayments generate significant prepayment penalties. Increased prepayment penalties will result in higher current “Other income” on the Company’s Consolidated Statements of Operations, which will be offset by reduced “Interest income” on the Company’s Consolidated Statement of Operations. The Company has taken advantage of the strong real estate sales market by selectively selling certain non-core CTL assets in the last 18 months. Sales of assets will result in a reduction in “Operating lease income” on the Company’s Consolidated Statements of Operations and will also result in “Gains from discontinued operations” on the Company’s Consolidated Statements of Operations.

The Company continues to see strong capital inflows into the real estate sector as interest rates remain at historically low levels and as most markets continue to show improved underlying fundamentals. This increased capital has resulted in a highly competitive real estate financing environment with reduced financing spreads. Despite this trend, the Company will continue to maintain its disciplined investment strategy and deploy its capital to those opportunities that demonstrate the most attractive returns. The Company’s lower cost of funds, due to its senior unsecured debt rating upgrade to investment grade by S&P and Moody’s in October 2004 and its revised rating to positive from stable from Fitch Ratings in June 2005, should enable the Company to increase the velocity of its originations by making attractive investments that the Company was previously unable to compete effectively for due to its higher cost of capital. In response to these market trends and as part of the continued expansion of its existing real estate, corporate credit and capital markets capabilities, the Company is investing in several strategic business relationships.

Results of Operations

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Interest income—Interest income increased by $14.2 million to $106.3 million for the three months ended June 30, 2005 from $92.1 million for the same period in 2004. This increase was primarily due to $48.4 million of interest income on new originations or additional fundings, offset by a $34.9 million decrease from the repayment of loans and other lending investments. This increase was also due to an increase in interest income on the Company’s variable-rate lending investments as a result of higher average one-month LIBOR rates of 3.11% in 2005, compared to 1.15% in 2004.

Operating lease income—Operating lease income increased by $7.0 million to $78.5 million for the three months ended June 30, 2005 from $71.5 million for the same period in 2004. Of this increase, $8.1 million is attributable to new CTL investments and the acquisition of the remaining interest of ACRE in November 2004 and an additional approximately $797,000 of operating lease income from one CTL customer that is terminating its lease. This increase is partially offset by $1.9 million of lower operating lease income due to vacancies and lower rental rates on certain CTL assets.

Other income—Other income generally consists of prepayment penalties and realized gains from the early repayment of loans and other lending investments, financial advisory and asset management fees, lease termination fees, gross profit from timber operations and income from certain equity investments. During the three months ended June 30, 2005, other income included realized gains on sale of marketable securities of $2.9 million, income from loan repayments and prepayment penalties of $7.7 million, gross profit from timber operations of $270,000, lease termination, asset management and other fees of approximately $197,000 and other items such as income from certain equity investments of $1.7 million.

During the three months ended June 30, 2004, other income included realized gains on sale of lending investments of $2.2 million, income from loan repayments and prepayment penalties of $7.2 million, asset management, mortgage servicing and other fees of approximately $316,000 and other miscellaneous income such as dividend payments of $210,000.

Interest expense—For the three months ended June 30, 2005, interest expense increased by $22.7 million to $81.7 million from $59.0 million for the same period in 2004. This increase was primarily due to higher average borrowings on the Company’s unsecured debt obligations. This increase was also due to higher average one-month LIBOR rates, which averaged 3.11% in 2005 compared to 1.15% in 2004 and higher average three-month LIBOR rates, which averaged 3.29% in 2005 compared to 1.31% in 2004, on the unhedged portion of the Company’s variable-rate debt and a $120,000 increase in amortization of deferred financing costs on the Company’s debt obligations in 2005 compared to the same period in 2004.

Operating costs—corporate tenant lease assets—For the three months ended June 30, 2005, operating costs increased by $1.4 million to $5.7 million from $4.3 million for the same period in 2004. This increase is primarily related to new CTL investments and higher unrecoverable operating costs due to vacancies and lease modifications on certain CTL assets.

Depreciation and amortization—Depreciation and amortization increased by $2.3 million to $18.2 million for the three months ended June 30, 2005 from $15.9 million for the same period in 2004. This increase is primarily due to depreciation on new CTL investments.

General and administrative—For the three months ended June 30, 2005, general and administrative expenses increased by $1.7 million to $14.2 million, compared to $12.5 million for the same period in 2004. This increase is primarily due to an increase in payroll related costs resulting from employee growth and an underestimation of 2004 state taxes.

General and administrative—stock-based compensation—General and administrative—stock-based compensation increased by $73,000 to $641,000 for the three months ended June 30, 2005 compared to $568,000 million for the same period in 2004.

Provision for loan losses—The Company’s charge for provision for loan losses decreased to $0 for the three months ended June 30, 2005 compared to $2.0 million in the same period in 2004. As more fully discussed in Note 4 to the Company’s Consolidated Financial Statements, the Company has experienced minimal actual losses on its loan investments to date. The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company’s assessment of general market conditions, the Company’s internal risk management policies and credit risk rating system, industry loss experience, the Company’s assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

Loss on early extinguishment of debt—During the three months ended June 30, 2005, the Company had no losses on early extinguishment of debt.

During the three months ended June 30, 2004, the Company had incurred $755,000 of losses on early extinguishment of debt associated with the amortization of deferred financing costs related to the early repayment of the Company’s $48.0 million term loan which had an original maturity of July 2008. The Company also incurred a loss of $251,000 associated with the amortization of deferred financing costs related to the early termination of the Company’s $300.0 million unsecured credit facility maturing July 2004. All of these activities related to the Company’s strategies of migrating its borrowings toward more unsecured debt and taking advantage of lower cost refinancing opportunities.

Equity in earnings (loss) from joint ventures—For the three months ended June 30, 2005, equity in earnings (loss) from joint ventures increased by approximately $850,000 to approximately $(5,000) from approximately $(855,000) for the same period in 2004. This increase is primarily due to the sale of one of the Company’s CTL joint venture interests in five buildings in September 2004 and the acquisition of the substantial minority interest in Oak Hill in April 2005. This increase is partially offset by the acquisition of the remaining interest of ACRE in November 2004 (see Note 6 to the Company’s Consolidated Financial Statements).

Income from discontinued operations—For the three months ended June 30, 2005 and 2004, operating income earned by the Company on CTL assets sold (prior to their sale) and assets held for sale of approximately $110,000 and $5.7 million, respectively, is classified as “discontinued operations,” even though such income was recognized by the Company prior to the asset dispositions or classification as “Assets held for sale” on the Company’s Consolidated Balance Sheets.

Gain from discontinued operations—During the three months ended June 30, 2005, the Company disposed of one CTL asset for net proceeds of $6.0 million, and recognized a gain of approximately $407,000.

During the three months ended June 30, 2004, the Company did not dispose of any CTL assets.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Interest income—Interest income increased by $23.3 million to $198.3 million for the six months ended June 30, 2005 from $175.0 million for the same period in 2004. This increase was primarily due to $79.9 million of interest income on new originations or additional fundings, offset by a $57.2 million decrease from the repayment of loans and other lending investments. This increase was also due to an increase in interest income on the Company’s variable-rate lending investments as a result of higher average one-month LIBOR rates of 2.88% in 2005, compared to 1.13% in 2004.

Operating lease income—Operating lease income increased by $18.1 million to $155.5 million for the six months ended June 30, 2005 from $137.4 million for the same period in 2004. Of this increase, $20.1 million is attributable to new CTL investments and the consolidation of Sunnyvale in March 2004 and the acquisition of the remaining interest of ACRE in November 2004 and an additional $2.0 million of operating lease income from one CTL customer that is terminating its lease. This increase is partially offset by $4.0 million of lower operating lease income due to vacancies and lower rental rates on certain CTL assets.

Other income—Other income generally consists of prepayment penalties and realized gains from the early repayment of loans and other lending investments, financial advisory and asset management fees, lease termination fees, gross profit from timber operations and income from certain equity investments.

During the six months ended June 30, 2005, other income included realized gains on sale of marketable securities of $3.2 million, income from loan repayments and prepayment penalties of $16.2 million, lease termination, asset management, mortgage servicing and other fees of approximately $564,000 timber operations and management income of $397,000 and other items income such as income from certain equity investments $5.7 million.

During the six months ended June 30, 2004, other income included realized gains of sale of lending investments of $6.8 million, income from loan repayments and prepayment penalties of $13.5 million, asset management, mortgage servicing and other fees of approximately $970,000 and other miscellaneous income such as dividend payments of $532,000.

Interest expense—For the six months ended June 30, 2005, interest expense increased by $39.1 million to $150.6 million from $111.5 million for the same period in 2004. This increase was primarily due to higher average borrowings on the Company’s unsecured debt obligations. This increase was also due to higher average one-month LIBOR rates, which averaged 2.88% in 2005 compared to 1.13% in 2004 and higher average three-month LIBOR rates, which averaged 3.07% in 2005 compared to 1.21% in 2004, on the unhedged portion of the Company’s variable-rate debt and partially offset by a decrease of $117,000 in amortization of deferred financing costs on the Company’s debt obligations in 2005 compared to the same period in 2004.

Operating costs—corporate tenant lease assets—For the six months ended June 30, 2005, operating costs increased by $2.5 million to $11.5 million from $9.0 million for the same period in 2004. This increase is primarily related to new CTL investments and higher unrecoverable operating costs due to vacancies and lease modifications on certain CTL assets.

Depreciation and amortization—Depreciation and amortization increased by $5.2 million to $36.0 million for the six months ended June 30, 2005 from $30.8 million for the same period in 2004. This increase is primarily due to depreciation on new CTL investments.

General and administrative—For the six months ended June 30, 2005, general and administrative expenses increased by $3.6 million to $29.5 million, compared to $25.9 million for the same period in 2004. This increase is primarily due to an increase in payroll related costs resulting from employee growth and an underestimation of 2004 state taxes.

General and administrative—stock-based compensation—General and administrative—stock-based compensation decreased by $106.8 million to $1.3 million for the six months ended June 30, 2005, compared to $108.1 million for the same period in 2004. In 2004, the Company recognized a charge of approximately $106.9 million composed of $4.1 million for the performance-based vesting of 100,000 restricted shares granted under the Company’s long-term incentive plan to the Chief Financial Officer, $86.0 million for the vesting of 2.0 million phantom shares on March 30, 2004 granted to the Chief Executive Officer, $10.1 million for the one-time award of Common Stock to the Chief Executive Officer and $6.7 million for the vesting of 155,000 restricted shares granted to several employees.

Provision for loan losses—The Company’s charge for provision for loan losses decreased to $2.3 million for the six months ended June 30, 2005 compared to $5.0 million in the same period in 2004. As more fully discussed in Note 4 to the Company’s Consolidated Financial Statements, the Company has experienced minimal actual losses on its loan investments to date. The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company’s assessment of general market conditions, the Company’s internal risk management policies and credit risk rating system, industry loss experience, the Company’s assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

Loss on early extinguishment of debt—During the six months ended June 30, 2005, the Company had no losses on early extinguishment of debt.

During the six months ended June 30, 2004, the Company had incurred $755,000 of losses on early extinguishment of debt associated with the amortization of deferred financing costs related to the early repayment of the Company’s $48.0 million term loan which had an original maturity of July 2008. The Company also incurred a loss of $251,000 associated with the amortization of deferred financing costs related to the early termination of the Company’s $300.0 million unsecured credit facility maturing July 2004. In addition, the Company had $11.5 million of losses on early extinguishment of debt associated with the prepayment penalties and amortization of deferred financing costs related to the redemption of $110.0 million of the Company’s 8.75% Senior Notes due 2008. In addition, the Company incurred $428,000 of losses associated with the amortization of deferred financing costs related to the early repayment of the Company’s $60.0 million term loan which had an original maturity of June 2004. The Company also incurred a loss of $287,000 associated with amortization of deferred financing costs related to the early repayment of the Company’s $193.0 million term loan which had an original maturity of July 2004. All of these activities are related to the Company’s strategy of migrating its borrowings toward more unsecured debt and taking advantage of lower cost refinancing opportunities.

Equity in earnings (loss) from joint ventures—For the six months ended June 30, 2005, equity in earnings (loss) from joint ventures decreased by $5.6 million to approximately $(165,000) from $5.4 million for the same period in 2004. This decrease is primarily due to lease termination income recognized in 2004 and the conveyance by one of the Company’s CTL joint ventures of its interest in two buildings and the related property to the mortgage lender in exchange for satisfaction of its obligations of the related loan in the first quarter of 2004. In addition, this decrease is due to the consolidation of Sunnyvale in March 2004 and the acquisition of the remaining interest of ACRE in November 2004 but is partially offset by the acquisition of the substantial minority interest in Oak Hill in April 2005 and the sale of one of the Company’s CTL joint venture interests in five buildings in September 2004 (see Note 6 to the Company’s Consolidated Financial Statements).

Income from discontinued operations—For the six months ended June 30, 2005 and 2004, operating income earned by the Company on CTL assets sold (prior to their sale) and assets held for sale of approximately $361,000 and $11.6 million, respectively, is classified as “discontinued operations,” even though such income was recognized by the Company prior to the asset dispositions or classification as “Assets held for sale” on the Company’s Consolidated Balance Sheets.

Gain from discontinued operations—During the six months ended June 30, 2005, the Company disposed of one CTL asset for net proceeds of $6.0 million, and recognized a gain of approximately $407,000.

During the six months ended June 30, 2004, the Company disposed of one CTL asset for net proceeds of $2.8 million, and recognized a gain of approximately $136,000.

Adjusted Earnings

The Company measures its performance using adjusted earnings in addition to net income. Adjusted earnings represents net income allocable to common shareholders and HPU holders computed in accordance with GAAP, before depreciation, depletion, amortization, gain (loss) from discontinued operations, extraordinary items and cumulative effect of change in accounting principle. Adjustments for joint ventures reflect the Company’s share of adjusted earnings calculated on the same basis.

The Company believes that adjusted earnings is a helpful measure to consider, in addition to net income, because this measure helps the Company to evaluate how its commercial real estate finance business is performing compared to other commercial finance companies, without the effects of certain

GAAP adjustments that are not necessarily indicative of current operating performance. The most significant GAAP adjustments that the Company excludes in determining adjusted earnings are depreciation, depletion and amortization. As a commercial finance company that focuses on real estate lending and corporate tenant leasing, the Company records significant depreciation on its real estate assets and amortization of deferred financing costs associated with its borrowings. The Company also records depletion on its timber assets, although depletion amounts are currently insignificant. Depreciation, depletion and amortization do not affect the Company’s daily operations, but they do impact financial results under GAAP. By measuring its performance using adjusted earnings and net income, the Company is able to evaluate how its business is performing both before and after giving effect to recurring GAAP adjustments such as depreciation, depletion and amortization and, in the case of adjusted earnings, after including earnings from its joint venture interests on the same basis and excluding gains or losses from the sale of assets that will no longer be part of its continuing operations.

Adjusted earnings is not an alternative or substitute for net income in accordance with GAAP as a measure of the Company’s performance. Rather, the Company believes that adjusted earnings is an additional measure that helps analyze how its business is performing. This measure is also used to track compliance with covenants in the Company’s borrowing arrangements because several of its material borrowing arrangements have covenants based upon this measure. Adjusted earnings should not be viewed as an alternative measure of either the Company’s liquidity or funds available for its cash needs or for distribution to its shareholders. In addition, the Company may not calculate adjusted earnings in the same manner as other companies that use a similarly titled measure.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
	(Unaudited)
Adjusted earnings:
Net income allocable to common shareholders and HPU holders	$68,159	$72,439	$127,898	$17,723
Add: Joint venture income	33	41	75	5
Add: Depreciation, depletion and amortization	18,381	17,081	36,531	33,019
Add: Joint venture depreciation and amortization	2,707	490	2,842	2,022
Add: Amortization of deferred financing costs	7,975	8,859	15,501	19,171
Less: Gains from discontinued operations	(407)	—	(407)	(136)
Adjusted diluted earnings allocable to common shareholders and HPU holders(1)(2)(3)	$96,848	$98,910	$182,440	$71,804
Weighted average diluted common shares outstanding(4)	113,853	112,246	113,292	112,324

Explanatory Notes:

(1)    HPU holders are Company employees who purchased high performance common stock units under the Company’s High Performance Unit Program.

(2)    For the three months ended June 30, 2005 and 2004, adjusted diluted earnings allocable to common shareholders and HPU holders includes $2,356 and $1,567 of adjusted earnings allocable to HPU holders, respectively. For the six months ended June 30, 2005 and 2004, adjusted diluted earnings allocable to common shareholders and HPU holders include $4,457 and $1,119, of adjusted earnings allocable to HPU holders, respectively.

(3)    For six months ended June 30, 2004, adjusted diluted earnings allocable to common shareholders includes a $106.9 million charge related to performance-based vesting of 100,000 restricted shares granted under the Company’s long-term incentive plan to the Chief Financial Officer, the vesting of 2.0 million phantom shares on March 30, 2004 granted to the Chief Executive Officer, the one-time award of Common Stock with a value of $10.0 million to the Chief Executive Officer, the vesting of 155,000 restricted shares granted to several employees and the Company’s share of taxes associated with all transactions. In addition, for the six months ended June 30, 2004, includes $9.6 million of cash paid for prepayment penalties associated with early extinguishment of debt.

(4)    For the three and six months ended June 30, 2005, in addition to the GAAP defined weighted average diluted shares outstanding this balance includes an additional 52 shares and 52 shares, respectively, shares related to the additional dilution of joint venture shares.

Risk Management

Loans and Other Lending Investments Credit Statistics—The table below summarizes the Company’s loans and other lending investments that are more than 90-days past due in scheduled payments and details the provision for loan losses associated with the Company’s lending investments for June 30, 2005, and December 31, 2004, as well as charge-offs for the six months ended June 30, 2005 and the year ended December 31, 2004 (in thousands):

	As of June 30, 2005		As of December 31, 2004
	$	%	$	%
Carrying value of loans past due 90 days or more/	$99,672		$27,526
As a percentage of total assets		1.19%		0.38%
As a percentage of total loans		2.19%		0.69%
Provision for loan losses/	46,876		42,436
As a percentage of total assets		0.56%		0.59%
As a percentage of total loans		1.03%		1.06%
Net charge-offs/	—		—
As a percentage of total assets		0.00%		0.00%
As a percentage of total loans		0.00%		0.00%

Non-Performing Loans—Non-performing loans includes all loans on non-accrual status and repossessed real estate collateral. The Company transfers loans to non-accrual status at such time as: (1) management determines the borrower is incapable of, or has ceased efforts towards, curing the cause of an impairment; (2) the loan becomes 90 days delinquent; (3) the loan has a maturity default; or (4) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. As of June 30, 2005, the Company’s non-performing loans included two non-accrual loans with an aggregate carrying value of $99.7 million, or 1.19% of total assets, compared to 0.38% at December 31, 2004, and no repossessed real estate collateral. Management believes there is adequate collateral to support the book values of these loans.

Watch List Asset—The Company conducts a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an “early warning system.” As of June 30, 2005, the Company had one asset on its credit watch list, excluding those assets included in non-performing loans above, with an aggregate carrying value of $5.1 million, or 0.06% of total assets.

Liquidity and Capital Resources

The Company requires significant capital to fund its investment activities and operating expenses. The Company has sufficient access to capital resources to fund its existing business plan, which includes the expansion of its real estate lending and corporate tenant leasing businesses. The Company’s capital sources include cash flow from operations, borrowings under lines of credit, additional term borrowings, unsecured corporate debt financing, financings secured by the Company’s assets, and the issuance of common, convertible and/or preferred equity securities. Further, the Company may acquire other businesses or assets using its capital stock, cash or a combination thereof.

The distribution requirements under the REIT provisions of the Code limit the Company’s ability to retain earnings and thereby replenish or increase capital committed to its operations. However, the Company believes that its access to significant capital resources and financing will enable the Company to meet current and anticipated capital requirements.

The Company believes that its existing sources of funds will be adequate for purposes of meeting its short- and long-term liquidity needs. The Company’s ability to meet its long-term (i.e., beyond one year) liquidity requirements is subject to obtaining additional debt and equity financing. Any decision by the Company’s lenders and investors to provide the Company with financing will depend upon a number of factors, such as the Company’s compliance with the terms of its existing credit arrangements, the Company’s financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders’ and investors’ resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.

The following table outlines the contractual obligations related to the Company’s long-term debt agreements and operating lease obligations as of June 30, 2005. There are no other long-term liabilities of the Company that would constitute a contractual obligation.

	Principal Payments Due By Period(1)
	Total	Less Than 1 Year	2-3 Years	4-5 Years	6-10 Years	After 10 Years
	(In thousands)
Long-Term Debt Obligations:
Unsecured notes	$3,742,022	$50,000	$785,000	$840,000	$2,067,022	$—
iStar Asset Receivables secured notes(2)	715,712	—	—	106,051	609,661	—
Unsecured revolving credit facilities	558,000	—	—	558,000	—	—
Secured term loans(3)	686,654	210,337	2,646	286,933	97,665	89,073
Secured revolving credit facilities	13,325	—	13,325	—	—	—
Total	5,715,713	260,337	800,971	1,790,984	2,774,348	89,073
Operating Lease Obligations:(4)	14,329	3,079	6,134	4,269	847	—
Total	$5,730,042	$263,416	$807,105	$1,795,253	$2,775,195	$89,073

Explanatory Notes:

(1)    Assumes exercise of extensions on the Company’s long-term debt obligations to the extent such extensions are at the Company’s option.

(2)    Based on expected proceeds from principal payments received on loan assets collateralizing such notes.

(3)    The Company also has a $6.6 million letter of credit outstanding as additional collateral for one of its secured term loans.

(4)    The Company also has a $1.0 million letter of credit outstanding as security for its primary corporate office lease.

The Company’s primary credit facility is an unsecured credit facility totaling $1,250.0 million which bears interest at LIBOR + 0.875% per annum and matures in April 2008. At June 30, 2005, the Company had $558.0 million drawn under this facility (see Note 9 to the Company’s Consolidated Financial Statements). The Company also has three LIBOR-based secured revolving credit facilities with an aggregate maximum capacity of $1,550.0 million, of which $13.3 million was drawn as of June 30, 2005. Availability under these facilities is based on collateral provided under a borrowing base calculation.

The Company’s debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels and a requirement to maintain specified ratios of unsecured indebtedness compared to unencumbered assets.

Significant non-financial covenants include a requirement in some of its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of June 30, 2005, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

Unencumbered Assets/Unsecured Debt—The Company has made and will continue to make progress in migrating its balance sheet towards more unsecured debt, which generally results in a corresponding reduction of secured debt and an increase in unencumbered assets. The exact timing in which the Company will issue or borrow unsecured debt will be subject to market conditions. The following table shows the ratio of unencumbered assets to unsecured debt at June 30, 2005 and December 31, 2004 (in thousands):

	As of June 30, 2005	As of December 31, 2004
Total Unencumbered Assets	$6,120,951	$4,687,044
Total Unsecured Debt(1)	$4,300,022	$2,965,000
Unencumbered Assets/Unsecured Debt	142%	158%

Explanatory Note:

(1)    See Note 9 to the Company’s Consolidated Financial Statements for a more detailed description of the Company’s unsecured debt.

Capital Markets Financing—During the six months ended June 30, 2005, the Company issued $1,200.0 million aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 5.15% to 6.05% and maturing between 2012 and 2015, and $400.0 million of variable-rate Senior Notes bearing interest at an annual rate of three-month LIBOR + 0.39% and maturing in 2008. The proceeds from these transactions were used to repay outstanding balances on the Company’s revolving credit facilities. The Company was an active issuer in the capital markets in the year ended December 31, 2004 and during the first six months of 2005. The continued strength of the Company’s operating performance and the low interest rate environment provided the Company with the opportunity to issue preferred equity and unsecured debt securities on attractive pricing terms.

In addition, on March 1, 2005, the Company exchanged its TriNet 7.70% Senior Notes due 2017 for iStar 5.70% Series B Senior Notes due 2014 in accordance with the exchange offer and consent solicitation issued on January 25, 2005. For each $1,000 principal amount of TriNet Notes tendered, holders received approximately $1,171 principal amount of iStar Notes. A total of $117.0 million aggregate principal amount of iStar Notes were issued. The iStar Notes issued in the exchange offer form part of the series of iStar 5.70% Series B Notes due 2014 issued on March 9, 2004. Also, on March 30, 2005, the Company amended certain covenants in the indenture relating to the 7.95% Notes due 2006 as a result of a consent solicitation of TriNet. As a result of the amendment, the Company merged TriNet into the Company, the Company became the obligor on the Notes and TriNet no longer exists (see Note 1 of the Company’s Consolidated Financial Statements).

During the 12 months ended December 31, 2004, the Company issued $850.0 million aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 4.875% to 5.70% and maturing between 2009 and 2014, and $200.0 million of variable-rate Senior Notes bearing interest at an annual rate of three-month LIBOR + 1.25% and maturing in 2007. In addition, the Company issued 8.3 million shares of preferred stock in two series with cumulative annual dividend rates of 7.50%.

The Company primarily used the proceeds from the issuances of securities described above to repay secured indebtedness as it migrates its balance sheet towards more unsecured debt and to refinance higher yielding obligations.

During the 12 months ended December 31, 2004, the Company redeemed approximately $110.0 million aggregate principal amount of its outstanding 8.75% Senior Notes due 2008 at a price of 108.75% of par. In connection with this redemption, the Company recognized a charge to income of $11.5 million included in “Loss on early extinguishment of debt” on the Company’s Consolidated Statements of Operations.

Unsecured/Secured Credit Facilities Activity—On March 12, 2005 one of the Company’s secured revolving credit facilities with a maximum amount available to draw of $250.0 million matured.

On July 20, 2004, one of the Company’s $500.0 million secured facilities was amended to reduce the maximum amount available to $350.0 million, to extend the final maturity to August 2005 and to reduce the stated interest rate on first mortgage collateral to LIBOR + 1.50%.

On April 19, 2004, the Company completed a new $850.0 million unsecured revolving credit facility with 19 banks and financial institutions. The new facility has a three-year initial term with a one-year extension at the Company’s option. The facility bears interest, based upon the Company’s current credit ratings, at a rate of LIBOR + 0.875% and a 17.5 basis point annual facility fee decreased from LIBOR + 1.00% and 25 basis points, respectively, due to an upgrade in the Company’s senior unsecured debt rating to investment grade by S&P. On December 17, 2004, the commitment on this facility was increased to $1,250.0 million and the accordion feature was amended to permit an increase in the facility to $1.5 billion in the future if necessary. This new facility replaced a $300.0 million unsecured credit facility with a scheduled maturity of July 2004.

On March 12, 2004, one of the Company’s $700.0 million secured facilities was amended to reduce the maximum amount available to $250.0 million, to shorten the maturity to March 2005 and to reduce the stated interest rate on first mortgages and CTL assets to LIBOR + 1.50% and on subordinate and mezzanine lending investments to LIBOR + 2.05%.

On January 13, 2004, the Company closed $200.0 million of term financing that is secured by certain corporate bond investments and other lending securities. A number of these investments were previously financed under existing credit facilities. The new facility bears interest at LIBOR + 1.05%—1.50% and has a final maturity date of January 2006.

Other Financing Activity—During the 12 months ended December 31, 2004, the Company purchased the remaining interest in the ACRE Simon joint venture from the former ACRE Simon external member for $40.1 million. Upon purchase of the interest, the ACRE Simon joint venture became fully consolidated for accounting purposes and approximately $31.8 million of secured term debt is reflected on the Company’s Consolidated Balance Sheets. The term loans bear interest at rates of 7.61% to 8.43% and mature between 2005 and 2011. In addition, the Company repaid a total of $314.6 million in term loan financing, $9.8 million of which was part of the ACRE Simon acquisition.

Hedging Activities—The Company has variable-rate lending assets and variable-rate debt obligations. These assets and liabilities create a natural hedge against changes in variable interest rates. This means that as interest rates increase, the Company earns more on its variable-rate lending assets and pays more on its variable-rate debt obligations and, conversely, as interest rates decrease, the Company earns less on its variable-rate lending assets and pays less on its variable-rate debt obligations. When the amount of the Company’s variable-rate debt obligations exceeds the amount of its variable-rate lending assets, the

Company utilizes derivative instruments to limit the impact of changing interest rates on its net income. The Company has a policy in place that is administered by the Audit Committee, which requires the Company to enter into hedging transactions to mitigate the impact of rising interest rates on the Company’s earnings. The policy states that a 100 basis point increase in short-term rates cannot have a greater than 2.50% impact on quarterly earnings. The Company does not use derivative instruments to hedge assets or for speculative purposes. The derivative instruments the Company uses are typically in the form of interest rate swaps and interest rate caps. Interest rate swaps effectively change variable-rate debt obligations to fixed-rate debt obligations or convert fixed-rate debt to variable rate in order to mitigate the risk of changes in fair value of the fixed-rate debt obligations. Interest rate caps effectively limit the maximum interest rate on variable-rate debt obligations.

The primary risks from the Company’s use of derivative instruments are the risks that a counterparty to a hedging arrangement could default on its obligation and the risk that the Company may have to pay certain costs, such as transaction fees or breakage costs, if a hedging arrangement is terminated by the Company. As a matter of policy, the Company enters into hedging arrangements with counterparties that are large, creditworthy financial institutions typically rated at least “A” by S&P and “A2” by Moody’s. The Company’s hedging strategy is approved and monitored by the Company’s Audit Committee on behalf of its Board of Directors and may be changed by the Board of Directors without shareholder approval.

The Company has entered into the following cash flow, fair value and cross currency hedges that are outstanding as of June 30, 2005. All hedges are currently effective and no ineffectiveness exists. The net value (liability) associated with these hedges is reflected on the Company’s Consolidated Balance Sheets (in thousands).

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date	Maturity Date	Estimated Value at June 30, 2005
Pay-Fixed Swap	$125,000	2.885%	1/23/03	6/25/06	$1,107,138
Pay-Fixed Swap	125,000	2.838%	2/11/03	6/25/06	1,165,706
Pay-Fixed Swap	100,000	4.740%	5/19/05	11/15/16	(2,281,742)
Pay-Fixed Swap	50,000	4.745%	5/19/05	11/15/16	(1,159,957)
Pay-Fixed Swap	50,000	4.745%	5/19/05	11/15/16	(1,159,957)
Pay-Fixed Swap	50,000	4.610%	5/31/05	11/15/16	(644,625)
Pay-Fixed Swap	50,000	4.610%	5/31/05	11/15/16	(644,625)
Pay-Fixed Swap	50,000	4.483%	6/1/05	11/15/16	(157,922)
Pay-Fixed Swap	50,000	4.483%	6/1/05	11/15/16	(157,922)
Pay-Floating Swap	200,000	4.381%	12/17/03	12/15/10	1,450,634
Pay-Floating Swap	105,000	3.678%	1/15/04	1/15/09	(1,648,187)
Pay-Floating Swap	100,000	4.345%	12/17/03	12/15/10	549,174
Pay-Floating Swap	100,000	3.878%	11/27/02	8/15/08	(118,810)
Pay-Floating Swap	100,000	3.713%	1/15/04	1/15/09	(1,439,126)
Pay-Floating Swap	100,000	3.686%	1/15/04	1/15/09	(1,537,991)
Pay-Floating Swap	100,000	4.448%	4/14/05	4/15/10	1,692,314
Pay-Floating Swap	100,000	4.444%	4/14/05	4/15/10	1,676,525
Pay-Floating Swap	50,000	4.440%	4/14/05	4/15/10	829,240
Pay-Floating Swap	50,000	3.810%	11/27/02	8/15/08	(170,357)
Pay-Floating Swap	50,000	4.290%	12/17/03	12/15/10	140,033
Pay-Floating Swap	45,000	3.684%	1/15/04	1/15/09	(696,293)
Cross-Currency Swap (€5,000)	6,090	4.320%	6/17/05	6/15/10	29,279
LIBOR Cap	345,000	8.000%	5/22/02	5/28/14	2,131,881
LIBOR Cap	135,000	6.000%	9/29/03	10/15/06	3,108
Total Estimated Value					$(1,042,482)

On June 17, 2005, the Company entered into a cross-currency swap that effectively converts EURIBOR to US LIBOR in connection with a loan denominated in euros. The change in fair value of the swap is reflected as an adjustment to “Other income” on the Company’s Consolidated Statements of Operations.

On June 1, 20075, the Company entered into two forward starting swaps both with ten-year terms and rates of 4.483% and notional amount of $50.0 million. These swaps were used to lock-in swap rates related to a portion of planned future fixed-rate note issuances.

On May 31, 2005, the Company entered into two forward starting swaps both with ten-year terms and rates of 4.610% and notional amount of $50.0 million. These swaps were used to lock-in swap rates related to a portion of planned future fixed-rate note issuances.

On May 19, 2005, the Company entered into three forward starting swaps all with ten-year terms and rates of 4.740%, 4.745% and 4.745% and notional amounts of $100.0 million, $50.0 million and $50.0 million, respectively, and were used to lock-in swap rates related to a portion of planned future fixed-rate note issuances.

On April 14, 2005, in connection with the Company’s fixed-rate corporate bonds, the Company entered into three pay-floating interest rate swaps struck at 4.448%, 4.444% and 4.440% with notional amounts of $100.0 million, $100.0 million and $50.0 million, respectively, and maturing on April 15, 2010. The Company pays three-month LIBOR and receives the stated fixed rate in return. These swaps mitigate the risk of changes in the fair value of $250.0 million of five-year Senior Notes attributable to changes in LIBOR. For accounting purposes, the difference between the fixed rate received and the LIBOR rate paid on the notional amount of the swap is recorded as “Interest expense” on the Company’s Consolidated Statements of Operations. In addition, the Company adjusts the value of the swap to its fair value and adjusts the carrying amount of the hedged liability by an offsetting amount on a quarterly basis.

On December 9, 2004, the Company entered into three forward starting swaps all with ten-year terms and rates of 4.659%, 4.659% and 4.660% and notional amounts of $67.0 million, $67.0 million and $66.0 million, respectively, and are being used to lock-in swap rates related to a portion of planned future corporate unsecured fixed-rate bond issuances. These three swaps were settled on February 28, 2005 in connection with the Company’s issuance of $700.0 million of seven-year Senior Notes which were priced on February 23, 2005. The proceeds of $1.6 million from the settlement were deemed “ineffective” in accordance with the provisions of SFAS No. 133 and recorded as “Other income” on the Company’s Consolidated Statements of Operations.

On March 11, 2004, the Company entered into three pay-fixed interest rate swaps all with six-month terms, rates of 1.135%, 1.144% and 1.144% and notional amounts of $235.0 million, $200.0 million and $200.0 million, respectively. These three swaps matured on September 15, 2004.

On January 16, 2004, the Company entered into three forward starting swaps all with ten-year terms and rates of 4.484%, 4.502% and 4.500% and notional amounts of $100.0 million, $50.0 million and $50.0 million, respectively, which were used to lock-in swap rates related to a portion of planned future corporate unsecured fixed-rate bond issuances. These three swaps were settled in connection with the Company’s issuance of $250.0 million of ten-year Senior Notes in March 2004.

On January 15, 2004, in connection with the Company’s fixed-rate corporate bonds, the Company entered into four pay-floating interest rate swaps struck at 3.678%, 3.713%, 3.686% and 3.684% with notional amounts of $105.0 million, $100.0 million, $100.0 million and $45.0 million, respectively, and maturing on January 15, 2009. The Company pays six-month LIBOR and receives the stated fixed rate in return. These swaps mitigate the risk of changes in the fair value of $350.0 million of five-year Senior Notes attributable to changes in LIBOR. For accounting purposes, the difference between the fixed rate received and the LIBOR rate paid on the notional amount of the swap is recorded as “Interest expense”

on the Company’s Consolidated Statements of Operations. In addition, the Company adjusts the value of the swap to its fair value and adjusts the carrying amount of the hedged liability by an offsetting amount on a quarterly basis.

In September 2003, the Company entered into a $135.0 million cap with a rate of 6.00% to hedge the Company’s current outstanding floating-rate debt. This cap has a three-year term. Further, the Company entered into two $125.0 million forward starting swaps in the first quarter 2003 that became effective in June 2003. These forward starting swaps replaced the two $125.0 million pay-fixed swaps that expired in June 2003. The two new pay-fixed swaps have a three-year term and expire on June 25, 2006.

In addition, in connection with a portion of the Company’s fixed-rate corporate bonds, the Company entered into three pay-floating interest rate swaps in December 2003 struck at 4.381%, 4.345% and 4.20% with notional amounts of $200.0 million, $100.0 million and $50.0 million, respectively, and maturing on December 15, 2010 and also entered into two pay-floating interest rate swaps in November 2002 struck at 3.8775% and 3.80% with notional amounts of $100.0 million and $50.0 million, respectively, and maturing on August 15, 2008. The Company pays six-month LIBOR on the swaps entered into in December 2003 and one-month LIBOR on the swaps entered into in November 2002 and receives the stated fixed rate in return. These swaps mitigate the risk of changes in the fair value of $350.0 million of seven-year Senior Notes and $150.0 million of ten-year Senior Notes attributable to changes in LIBOR. For accounting purposes, the difference between the fixed rate received and the LIBOR rate paid on the notional amount of the swap is recorded as “Interest expense” on the Company’s Consolidated Statements of Operations. In addition, the Company adjusts the value of the swap to its fair value and adjusts the carrying amount of the hedged liability by an offsetting amount on a quarterly basis.

In connection with STARs, Series 2003-1 in May 2003, the Company entered into a LIBOR interest rate cap struck at 6.95% in the notional amount of $270.6 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not change the Company’s net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the terms of these arrangements are substantially the same, the effects of a revaluation of these two instruments substantially offset one another.

In connection with STARs, Series 2002-1 in May 2002, the Company entered into a LIBOR interest rate cap struck at 8.00% in the notional amount of $345.0 million. The Company utilizes the provisions of SFAS No. 133 with respect to such instruments. SFAS No. 133 provides that the up-front fees paid on option-based products such as caps should be expensed into earnings based on the allocation of the premium to the affected periods as if the agreement were a series of “caplets.” These allocated premiums are then reflected as a charge to income (as part of interest expense) in the affected period. On May 28, 2002, in connection with the STARs, Series 2002-1 transaction, the Company paid a premium of $13.7 million for this interest rate cap. Using the “caplet” methodology discussed above, amortization of the cap premium is dependent upon the actual value of the caplets at inception.

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

Off-Balance Sheet Transactions—The Company is not dependent on the use of any off-balance sheet financing arrangements for liquidity. As of June 30, 2005, the Company did not have any CTL joint ventures accounted for under the equity method, which had third-party debt.

The Company’s STARs securitizations are all on-balance sheet financings.

The Company has certain discretionary and non-discretionary unfunded commitments related to its loans and other lending investments that it may need to, or choose to, fund in the future. Discretionary commitments are those under which the Company has sole discretion with respect to future funding. Non-discretionary commitments are those that the Company is generally obligated to fund at the request of the borrower or upon the occurrence of events outside of the Company’s direct control. As of June 30, 2005, the Company had 27 loans with unfunded commitments totaling $648.9 million, of which $34.4 million was discretionary and $614.5 million was non-discretionary. In addition, the Company has $66.1 million of non-discretionary unfunded commitments related to five existing customers. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Currently, the Company has committed $55.6 million in pre-approved capital improvement projects and $10.5 million in new construction costs. Further, the Company had one equity investment with unfunded non-discretionary commitments of $4.3 million.

Ratings Triggers—The $1,250.0 million unsecured revolving credit facility that the Company has in place at June 30, 2005, bears interest at LIBOR + 0.875% per annum based on the Company’s senior unsecured credit ratings of BBB- from S&P, Baa3 from Moody’s and BBB- from Fitch Ratings. This rate was reduced from LIBOR + 1.00% due to the Company achieving an investment grade senior unsecured debt rating from S&P in October 2004. There are no other ratings triggers in any of the Company’s debt instruments or other operating or financial agreements at June 30, 2005.

On June 22, 2005, Fitch Ratings revised the Company’s senior unsecured debt rating and preferred stock rating to positive outlook from stable. The revised rating reflects the Company’s significant progress in improving its financial flexibility and safetly growing its asset base.

On October 6, 2004, Moody’s upgraded the Company’s senior unsecured debt ratings to Baa3, with a stable outlook, up from Ba1. The upgraded rating reflects the shift towards unsecured debt and the resulting increase in unencumbered assets, the continued profitable growth in iStar’s business franchise, the strong quality of both the structured finance and CTL business and the active management of those businesses.

On October 5, 2004, the Company’s senior unsecured credit rating was upgraded to an investment grade rating of BBB- from BB+ by S&P as a result of the Company’s positive track record of improving performance through a slightly difficult real estate cycle, its strong underwriting and servicing capabilities, the increase in capital base, the shift towards unsecured debt to free up assets and the staggering of maturities on secured debt.

On July 30, 2002, the Company’s senior unsecured credit rating was upgraded to an investment grade rating of BBB- from BB+ by Fitch Ratings.

DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company’s shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company’s shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company’s sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company’s Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three months ended June 30, 2005 and 2004, the Company issued a total of approximately 14,000 and 17,000 shares of its Common Stock, respectively, and during the six months ended June 30, 2005 and 2004, the Company issued a total of approximately 25,000 and 393,000 shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three months ended June 30, 2005 and 2004, were approximately $563,000 and $640,000, respectively, and $1.0 million and $16.1 million during the six months ended June 30, 2005 and 2004, respectively. There are approximately 3.1 million shares available for issuance under the plan as of June 30, 2005.

Stock Repurchase Program—The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of June 30, 2005, the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. The Company has not repurchased any shares under the stock repurchase program since November 2000, however, the Company has issued approximately 1.2 million shares of its treasury stock as of June 30, 2005 (see Note 10 to the Company’s Consolidated Financial Statements).

Critical Accounting Policies

The Company’s Consolidated Financial Statements include the accounts of the Company and all majority-owned and controlled subsidiaries. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe that there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. During the six months ended June 30, 2005, management reviewed and evaluated its critical accounting policies and believes them to be appropriate. The Company’s accounting policies are described in Note 3 to the Company’s Consolidated Financial Statements. Management believes the more significant of these to be as follows:

Executive Compensation—The Company’s accounting policies generally provide cash compensation to be estimated and recognized over the period of service. With respect to stock-based compensation arrangements, as of July 1, 2002 (with retroactive application to the beginning of the calendar year), the Company has adopted the fair value method allowed under SFAS No. 148 on a prospective basis which values options on the date of grant and recognizes an expense equal to the fair value of the option multiplied by the number of options granted over the related service period. In addition, in April 2005, the Company made an early adoption of SFAS No. 123R using the modified prospective method. Prior to the third quarter 2002, the Company elected to use APB 25 accounting, which measured the compensation charges based on the intrinsic value of such securities when they become fixed and determinable, and recognized such expense over the related service period. These arrangements are often complex and generally structured to align the interests of management with those of the Company’s shareholders. See Note 12 to the Company’s Consolidated Financial Statements for a detailed discussion of such arrangements and the related accounting effects.

During 2004 the Company entered into a new three-year employment agreement with its Chief Executive Officer and a three-year employment agreement with its President. See Note 12 to the Company’s Consolidated Financial Statements for a more detailed description of these employment agreements.

New Accounting Standards

In December 2004, the FASB released Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment.” This standard requires issuers to measure the cost of equity-based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (typically the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will initially measure the cost of liability-based service awards based on their current fair value. The fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Companies can comply with FASB No. 123R using one of three transition methods: (1) the modified prospective method; (2) the modified retrospective method; or (3) a variation of the modified retrospective method. The provisions of this statement are effective for annual periods beginning after June 15, 2005. The Company adopted the fair-value method in the third quarter 2002 (retroactive to the beginning of the year) and applied the prospective method of SFAS No. 148 which allowed the Company to expense the options granted in that year.

In September 2004, the Emerging Issues Task Force issued FASB Topic No. D-108 (“EITF D-108”), “Use of the Residual Method to Value Acquired Assets Other than Goodwill” which requires that a direct value method be used to value intangible assets acquired in business combinations completed after September 29, 2004. EITF D-108 also requires that an impairment test using a direct value method on all intangible assets that were previously evaluated using the residual method be performed no later than the beginning of the first fiscal year beginning after December 15, 2004. Any impairments arising from the initial application of a direct value method would be reported as a cumulative effect of accounting change. The Company adopted the provisions of this statement, as required, on October 1, 2004, and it did not have a significant financial impact on the Company’s Consolidated Financial Statements.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition” which supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21. The Company adopted the provisions of this statement immediately, as required, and it did not have a significant impact on the Company’s Consolidated Financial Statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Accountants issued Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination (i.e., impaired loans). Because of their deteriorated credit quality, the loans are generally acquired at a discount (i.e., below their par value). Loans that are subject to SOP 03-3 acquired in a business combination that are accounted for as purchase business combinations should be recorded, as a result of the allocation of the acquisition price pursuant to SFAS No. 141, at their fair value. The Company adopted the provisions of this statement, as required, on January 1, 2005, and it did not have a significant financial impact on the Company’s Consolidated Financial Statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.” This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments; (2) obligations to repurchase the issuer’s equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The FASB issued FASB Staff Position (“FSP”) 150-3, which defers the provisions of paragraphs 9 and 10 of SFAS No. 150 indefinitely as they apply to mandatorily redeemable noncontrolling interests associated with finite-lived entities. The Company adopted the provisions of this statement, as required, on July 1, 2003, and it did not have a significant financial impact on the Company’s Consolidated Financial Statements.

ITEM 4.                CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company has formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. The disclosure committee reports directly to the Company’s Chief Executive Officer and Chief Financial Officer. The Chief Financial Officer is currently a member of the disclosure committee.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the disclosure committee and other members of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) and are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There have been no changes during the last fiscal quarter in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II   Other Information

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 25, 2005.

1.   Election of Directors.   At the meeting, seven directors were elected for terms expiring in 2005. For each nominee, the number of votes cast for and withheld were as follows:

NOMINEE	FOR	WITHHELD
Jay Sugarman	104,147,589	863,867
Willis Andersen, Jr.	102,613,876	2,397,580
Robert W. Holman, Jr	102,637,572	2,373,884
Robin Josephs	104,092,838	918,618
John G. McDonald	103,742,381	1,269,075
George R. Puskar	104,438,789	572,667
Jeffrey A. Weber	103,782,041	1,229,415

2.   iStar Financial Executive and Director High Performance Unit Programs.   Also at the meeting, the shareholders also approved the expansion of the iStar Financial Executive and Director High Performance Unit Program by adding a 2007 Plan, a 2008 Plan and a 2009 Plan. The number of votes cast for and against the proposal, the number of abstentions and the number of broker non-votes were as follows:

FOR	AGAINST	ABSTAIN	NON-VOTES
49,659,815	33,777,187	388,128	21,186,324

3.   Ratification of Auditors.   Also at the meeting, the selection of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the year ending December 31, 2005 was ratified. The number of votes cast for and against the ratification of the selection of accountants and the number of abstentions were as follows:

FOR	AGAINST	ABSTAIN
104,702,473	184,084	124,899

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

iSTAR FINANCIAL INC.
Registrant
Date: August 8, 2005	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and
Chief Executive Officer (Principal executive officer)
Date: August 8, 2005	/s/ CATHERINE D. RICE
Catherine D. Rice
Chief Financial Officer (Principal financial and accounting officer)