Form 10-Q
period 2005-09-30
ISTAR FINANCIAL INC
filed 2005-11-09
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

As of November 3, 2005, there were 113,104,907 shares of common stock of iStar Financial Inc. $0.001/par value per share outstanding (“Common Stock”).

iStar Financial Inc.
Index to Form 10-Q

Part I.   Consolidated Financial Information

Item 1.   Financial Statements

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	As of September 30, 2005	As of December 31, 2004*
ASSETS
Loans and other lending investments, net	$4,190,491	$3,938,427
Corporate tenant lease assets, net	2,997,792	2,877,042
Other investments	236,666	82,854
Investments in joint ventures	202,610	5,663
Assets held for sale.	19,980	—
Cash and cash equivalents	112,207	88,422
Restricted cash	31,254	39,568
Accrued interest and operating lease income receivable	35,534	25,633
Deferred operating lease income receivable	73,717	62,092
Deferred expenses and other assets	51,115	100,536
Goodwill	9,203	—
Total assets	$7,960,569	$7,220,237
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$148,522	$140,075
Debt obligations	5,238,280	4,605,674
Total liabilities	5,386,802	4,745,749
Commitments and contingencies	—	—
Minority interest in consolidated entities	29,713	19,246
Shareholders’ equity:
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	4	4
Series E Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,600 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	6	6
Series F Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	4	4
Series G Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 3,200 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	3	3
Series I Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,000 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	5	5
High Performance Units	8,790	7,828
Common Stock, $0.001 par value, 200,000 shares authorized, 113,096 and 111,432 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	113	111
Warrants and options	6,458	6,458
Additional paid-in capital	2,885,606	2,840,062
Retained earnings (deficit)	(342,489)	(349,097)
Accumulated other comprehensive income (losses) (See Note 14)	11,826	(2,086)
Treasury stock (at cost)	(26,272)	(48,056)
Total shareholders’ equity	2,544,054	2,455,242
Total liabilities and shareholders’ equity	$7,960,569	$7,220,237

*   Reclassified to conform to 2005 presentation.

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004*	2005	2004*
Revenue:
Interest income	$100,833	$89,593	$299,118	$263,957
Operating lease income	77,568	73,519	231,760	209,563
Other income	43,789	9,340	69,861	32,078
Total revenue	222,190	172,452	600,739	505,598
Costs and expenses:
Interest expense	80,731	59,182	231,336	170,710
Operating costs—corporate tenant lease assets	5,839	4,350	17,103	13,152
Depreciation and amortization	18,174	16,345	53,841	46,799
General and administrative	15,242	10,512	44,769	36,381
General and administrative—stock-based compensation expense	718	730	2,000	108,839
Provision for loan losses	—	2,000	2,250	7,000
Loss on early extinguishment of debt	44,362	—	44,362	13,178
Total costs and expenses	165,066	93,119	395,661	396,059
Income before equity in earnings from joint ventures, minority interest and other items	57,124	79,333	205,078	109,539
Equity in earnings (loss) from joint ventures	739	(1,875)	574	3,519
Minority interest in consolidated entities	(401)	(227)	(681)	(487)
Income from continuing operations	57,462	77,231	204,971	112,571
Income from discontinued operations	521	5,858	1,665	18,287
Gain from discontinued operations	552	2,013	958	2,149
Net income	58,535	85,102	207,594	133,007
Preferred dividend requirements	(10,580)	(10,580)	(31,740)	(40,760)
Net income allocable to common shareholders and HPU holders(1)	$47,955	$74,522	$175,854	$92,247
Basic earnings per common share(2)	$0.41	$0.66	$1.53	$0.83
Diluted earnings per common share(3)(4)	$0.41	$0.65	$1.51	$0.81

Explanatory Notes:

*   Reclassified to conform to 2005 presentation.

(1)    HPU holders are Company employees who purchased high performance common stock units under the Company’s High Performance Unit Program.

(2)    For the three months ended September 30, 2005 and 2004, excludes $1,177  and $1,191 of net income allocable to HPU holders, respectively. For the nine months ended September 30, 2005 and 2004, excludes $4,335 and $1,450 of net income allocable to HPU holders, respectively.

(3)    For the three months ended September 30, 2005 and 2004, excludes $1,165 and $1,178 of net income allocable to HPU holders, respectively. For the nine months ended September 30, 2005 and 2004, excludes $4,291 and $1,421 of net income allocable to HPU holders, respectively.

(4)    For the three months ended September 30, 2005 and 2004, includes $0 and $43 of joint venture income, respectively. For the nine months ended September 30, 2005 and 2004, includes $0 and $5 of joint venture income respectively.

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(unaudited)

Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series I Preferred Stock	HPU’s	Common Stock at Par	Warrants & Options	Additional Paid In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total
Balance at December 31, 2004	$ 4	$ 6	$ 4	$ 3	$ 5	$ 7,828	$ 111	$ 6,458	$ 2,840,062	$ (349,097)	$ (2,086)	$ (48,056)	$ 2,455,242
Exercise of options	—	—	—	—	—	—	1	—	1,301	—	—	—	1,302
Dividends declared-preferred	—	—	—	—	—	—	—	—	—	(31,740)	—	—	(31,740)
Dividends declared-common	—	—	—	—	—	—	—	—	—	(165,116)	—	—	(165,116)
Dividends declared-HPU	—	—	—	—	—	—	—	—	—	(4,130)	—	—	(4,130)
Restricted stock units granted to employees	—	—	—	—	—	—	—	—	1,432	—	—	—	1,432
High performance units sold to employees	—	—	—	—	—	962	—	—	—	—	—	—	962
Issuance of stock held in treasury	—	—	—	—	—	—	1	—	26,169	—	—	21,784	47,954
Issuance of stock DRIP/Stock purchase plan	—	—	—	—	—	—	—	—	16,642	—	—	—	16,642
Net income for the period	—	—	—	—	—	—	—	—	—	207,594	—	—	207,594
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	—	13,912	—	13,912
Balance at September 30, 2005	$ 4	$ 6	$ 4	$ 3	$ 5	$ 8,790	$ 113	$ 6,458	$ 2,885,606	$ (342,489)	$ 11,826	$ (26,272)	$ 2,544,054

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income	$58,535	$85,102	$207,594	$133,007
Adjustments to reconcile net income to cash flows provided by operating activities:
Minority interest in consolidated entities	401	227	681	487
Non-cash expense for stock-based compensation	790	795	2,200	53,586
Depreciation, depletion and amortization	19,483	17,025	55,886	48,772
Depreciation and amortization from discontinued operations	209	713	616	2,178
Amortization of deferred financing costs	7,796	7,518	23,298	23,136
Amortization of discounts/premiums, deferred interest and costs on lending investments	(17,797)	(16,826)	(49,524)	(46,283)
Discounts, loan fees and deferred interest received	60,032	4,321	102,451	18,089
Equity in earnings (loss) from joint ventures	(739)	1,573	(574)	(3,820)
Distributions from operations of joint ventures	3,510	96	3,510	239
Loss on early extinguishment of debt, net of cash paid	37,539	(91)	37,539	3,462
Deferred operating lease income receivable	(3,750)	(5,612)	(11,698)	(17,407)
Gain from discontinued operations	(552)	(2,013)	(959)	(2,149)
Provision for loan losses	—	2,000	2,250	7,000
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	(5,177)	1,344	(8,019)	581
Changes in deferred expenses and other assets	7,762	(466)	10,508	20,782
Changes in accounts payable, accrued expenses and other liabilities	(2,999)	(635)	2,275	(16,666)
Cash flows from operating activities	165,043	95,071	378,034	224,994
Cash flows from investing activities:
New investment originations	(436,430)	(409,788)	(2,095,219)	(1,734,896)
Net investments in and advances to unconsolidated joint ventures	—	—	(151,851)	—
Cash paid for acquisition of Falcon Financial	—	—	(113,696)	—
Add-on fundings under existing loan commitments	(98,783)	(53,116)	(254,518)	(138,413)
Net proceeds from sale of corporate tenant lease assets	4,387	46,830	10,385	49,652
Repayments of and principal collections on loans and other lending investments	829,837	692,321	1,806,287	1,231,366
Distributions from unconsolidated entities, net of contributions	761	—	3,718	—
Capital improvements for build-to-suit facilities	(5,622)	—	(9,871)	—
Capital improvement projects on corporate tenant lease assets	(3,629)	(1,775)	(8,131)	(4,322)
Other capital expenditures on corporate tenant lease assets	(2,636)	(4,347)	(6,272)	(12,243)
Cash flows from investing activities	287,885	270,125	(819,168)	(608,856)
Cash flows from financing activities:
Borrowings under secured revolving credit facilities	49,000	465,000	1,176,000	1,825,416
Repayments under secured revolving credit facilities	(50,999)	(546,651)	(1,243,261)	(2,326,212)
Borrowings under unsecured revolving credit facilities	1,396,000	680,500	3,836,000	1,858,500
Repayments under unsecured revolving credit facilities	(1,024,000)	(821,500)	(3,746,000)	(1,346,500)
Borrowings under term loans	43,223	—	48,654	198,771
Repayments under term loans	(179,460)	(29,375)	(184,645)	(345,728)
Borrowings under unsecured bond offerings	—	—	1,585,117	1,032,301
Repayments under unsecured notes	—	—	(47)	(110,000)
Repayments under secured bond offerings	(715,711)	(43,235)	(932,914)	(255,294)
Repayments under other debt obligations	—	—	—	(10,148)
Borrowings under other debt obligations	97,963	—	97,963	—
Contribution from minority interest partner	2,012	3,340	7,694	3,340
Changes in restricted cash held in connection with debt obligations	6,948	22,571	8,314	(1,728)
Payments for deferred financing costs	(1,942)	(1,732)	(3,788)	(9,942)
Distributions to minority interest in consolidated entities	(550)	(394)	(2,107)	(644)
Net proceeds from preferred offering/exchange	—	—	—	203,048
Redemption of preferred stock	—	—	—	(165,000)
Common dividends paid	(82,636)	(77,615)	(165,116)	(155,185)
Preferred dividends paid	(10,580)	(10,580)	(31,740)	(31,328)
Dividends on HPUs	(2,064)	(1,253)	(4,128)	(2,506)
HPUs issued	(3)	6	962	2,308
Contribution from significant shareholder	—	—	—	1,935
Proceeds from exercise of options and issuance of DRIP/Stock purchase shares	15,706	4,412	17,961	43,131
Cash flows from financing activities	(457,093)	(356,506)	464,919	408,535
Changes in cash and cash equivalents	(4,165)	8,690	23,785	24,673
Cash and cash equivalents at beginning of period	116,372	96,073	88,422	80,090
Cash and cash equivalents at end of period	$112,207	$104,763	$112,207	$104,763
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$80,946	$57,231	$199,040	$142,788

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

The Company’s primary product lines include:

•       Structured Finance.   The Company provides senior and subordinated loans that typically range in size from $20 million to $100 million. These loans may be either fixed or variable rate and are structured to meet the specific financing needs of the borrowers, including the acquisition or financing of large, quality real estate. The Company offers borrowers a wide range of structured finance options, including first mortgages, second mortgages, partnership loans, participating debt and interim facilities. The Company’s structured finance transactions have maturities generally ranging from three to ten years. As of September 30, 2005, based on gross carrying values, the Company’s structured finance assets represented 29.0% of its assets.

•       Portfolio Finance.   The Company provides funding to regional and national borrowers who own multiple facilities in geographically diverse portfolios. Loans are cross-collateralized to give the Company the benefit of all available collateral and underwritten to recognize inherent portfolio diversification. Property types include multifamily, suburban office, hotels and other property types where individual property values are less than $20 million on average. Loan terms are structured to meet the specific requirements of the borrower and typically range in size from $25 million to $150 million. The Company’s portfolio finance transactions have maturities generally ranging from three to ten years. As of September 30, 2005, based on gross carrying values, the Company’s portfolio finance assets represented 9.0% of its assets.

•       Corporate Finance.   The Company provides senior and subordinated capital to corporations engaged in real estate or real estate-related businesses. Financings may be either secured or unsecured and typically range in size from $20 million to $150 million. The Company’s corporate finance transactions have maturities generally ranging from five to ten years. As of September 30, 2005, based on gross carrying values, the Company’s corporate finance assets represented 10.9% of its assets.

•       Loan Acquisition.   The Company acquires whole loans and loan participations which present attractive risk-reward opportunities. Loans are generally acquired at a small discount to the principal balance outstanding. Loan acquisitions typically range in size from $5 million to $100 million and are collateralized by all major property types. The Company’s loan acquisition transactions have maturities generally ranging from three to ten years. As of September 30, 2005, based on gross carrying values, the Company’s loan acquisition assets represented 4.4% of its assets.

•       Corporate Tenant Leasing.   The Company provides capital to corporations and borrowers who control facilities leased to single creditworthy customers. The Company’s net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with public companies, many of which are rated corporate credits and which provide for all expenses at the facility to be paid by the corporate customer on a triple net lease basis. Corporate

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 1—Business and Organization (Continued)

tenant lease (“CTL”) transactions have terms generally ranging from ten to 20 years and typically range in size from $20 million to $150 million. As of September 30, 2005, based on gross carrying values, the Company’s CTL assets (including investments in joint ventures and assets held for sale) represented 44.5% of its assets.

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

Note 2—Basis of Presentation

Certain other investments in partnerships or joint ventures which the Company does not control are accounted for under the equity method (see Note 6). All intercompany balances and transactions have been eliminated in consolidation.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2—Basis of Presentation (Continued)

In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position at September 30, 2005 and December 31, 2004 and the results of its operations, changes in shareholders’ equity and its cash flows for the three and nine months ended September 30, 2005 and 2004, respectively. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

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

Corporate tenant lease assets and depreciation—CTL assets are generally recorded at cost less accumulated depreciation. Certain improvements and replacements are capitalized when they extend the useful life, increase capacity or improve the efficiency of the asset. Repairs and maintenance items are expensed as incurred. Depreciation is computed using the straight-line method of cost recovery over the shorter of estimated useful lives or 40 years for facilities, five years for furniture and equipment, the shorter of the remaining lease term or expected life for tenant improvements and the remaining useful life of the facility for facility improvements.

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

The value of above-market or below-market in-place leases are amortized as a reduction of (or, increase to) operating lease income over the remaining initial term of each lease. The value of customer relationship intangibles are amortized to expense over the initial and renewal terms of the leases, but no amortization period for intangible assets will exceed the remaining depreciable life of the building. In the event that a customer terminates its lease, the unamortized portion of each intangible, including market rate adjustments, lease origination costs, in-place lease values and customer relationship values, would be charged to expense.

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

Capitalized interest—The Company capitalizes interest costs incurred during the construction periods for qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. Capitalized interest during the three months ended September 30, 2005 and

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

2004 was approximately $300,000 and $0, respectively, and was approximately $320,000 and $0, respectively, for the nine months ended September 30, 2005 and 2004.

Cash and cash equivalents—Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

Restricted cash—Restricted cash represents amounts required to be maintained in escrow under certain of the Company’s debt obligations, leasing and derivative transactions.

Variable interest entities—In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB 51 (“FIN 46R”), the Company identifies entities for which control is achieved through means other than through voting rights (a “variable interest entity” or “VIE”), and determines when and which business enterprise should consolidate the VIE. In addition, the Company discloses information pertaining to both the primary beneficiary and all other enterprises with a significant variable interest in a VIE.

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

Provision for loan losses—The Company’s accounting policies require that an allowance for estimated loan losses be maintained at a level that management, based upon an evaluation of known and inherent risks in the portfolio, considers adequate to provide for loan losses. In establishing loan loss provisions, management periodically evaluates and analyzes the Company’s assets, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors. Specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral less disposition costs on an individual loan basis. Management considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the loan agreement. Management carries these impaired loans at the fair value of the loans’ underlying collateral less estimated disposition costs. Impaired loans may be left on accrual status during the period

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

the Company is pursuing repayment of the loan; however, these loans are placed on non-accrual status at such time as: (1) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; (2) the loans become 90 days delinquent; (3) the loan has a maturity default; or (4) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value of such loan. While on non-accrual status, interest income is recognized only upon actual receipt. Impairment losses are recognized as direct write-downs of the related loan with a corresponding charge to the provision for loan losses. Charge-offs occur when loans, or a portion thereof, are considered uncollectible and of such little value that further pursuit of collection is not warranted. Management also provides a loan portfolio reserve based upon its periodic evaluation and analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors.

The Company’s loans are generally collateralized by real estate assets or are corporate lending arrangements to entities with significant real estate holdings. While the underlying real estate assets for the corporate lending instruments may not serve as collateral for the Company’s investments in all cases, the Company evaluates the underlying real estate assets when estimating loan loss exposure because the Company’s loans generally have restrictions as to how much senior and/or secured debt the customer may borrow ahead of the Company’s position.

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

Depletion—Depletion relates to the Company’s investment in timberland assets. Assumptions and estimates are used in the recording of depletion. With the help of foresters and industry-standard computer software, merchantable standing timber inventory is estimated annually. An annual depletion rate for each timberland investment is established by dividing book cost of timber by standing merchantable inventory. Changes in the assumptions and/or estimations used in these calculations may affect the Company’s results, in particular depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable.

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

The Company can participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT as long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries, is engaged in various real estate related opportunities, including: (i) servicing the Company’s loans and certain loan portfolios owned by third parties through a wholly-owned subsidiary of the taxable REIT subsidiary, iStar Operating, Inc. (“iStar Operating”); (ii) servicing securitized loans acquired in the acquisition of Falcon Financial through a wholly-owned taxable REIT subsidiary, Falcon Financial II, Inc, (“Falcon”); (iii) certain activities related to the purchase and sale of timber and timberlands through taxable REIT subsidiaries, TimberStar TRS, Inc. and TimberStar TRS II, Inc. (collectively, “TimberStar TRS”); and (iv) managing corporate credit-oriented investment strategies through three taxable REIT subsidiaries, iStar Alpha TRS, Inc., iStar Alpha LLC Holding TRS, Inc. and iStar Alpha LLC Holdings TRS, Inc., (collectively, “iStar Alpha”). The Company will consider other investments through taxable REIT subsidiaries if suitable opportunities arise. iStar Operating, Falcon, TimberStar TRS and iStar Alpha are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in iStar Operating, Falcon, TimberStar TRS and iStar Alpha. Accordingly, except for the Company’s taxable REIT

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

subsidiaries, no current or deferred federal taxes are provided for in the Consolidated Financial Statements.

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

New accounting standards—In June 2005, the Emerging Issues Task Force reached a consensus on EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”  EITF 04-5 states that a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate the limited partnership unless one of the following two conditions exist: (1) the limited partners possess substantive kick-out rights, or (2) the limited partners possess substantive participating rights. A kick-out right is defined as the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause. Substantive rights are defined as those rights that:  (1) can be exercised by the vote of a simple majority of the limited partner voting interests, and (2) have no significant barriers to the exercise of the rights. The consensus guidance in EITF 04-5 is effective for all agreements entered into or modified after June 29, 2005. For all pre-existing agreements that are not modified, the consensus is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005. The Company adopted the provisions of this guidance, as required, and it did not have a significant impact on the Company’s Consolidated Financial Statements.

In December 2004, the FASB released Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment.” This standard requires issuers to measure the cost of equity-based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (typically the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will initially measure the cost of liability-based service awards based on their current fair value. The fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Companies can comply with FASB No. 123R using one of three transition methods: (1) the modified prospective method; (2) the modified retrospective method; or (3) a variation of the modified retrospective method. The provisions of this statement are effective for annual periods beginning after June 15, 2005. The Company adopted the fair-value method in the third quarter 2002 (retroactive to the beginning of the year) and applied the prospective method of SFAS No. 148 which allowed the Company to expense the options granted in that year. The Company expects to adopt SFAS No. 123R on January 1, 2006, and is still evaluating the financial impact on the Company’s Consolidated Financial Statements.

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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments

The following is a summary description of the Company’s loans and other lending investments (in thousands)(1):

		# of	Principal	Carrying Value as of		Effective
	Underlying	Borrowers	Balances	September 30,	December 31,	Maturity	Contractual Interest	Contractual Interest	Principal	Participation
Type of Investment	Property Type	In Class	Outstanding	2005	2004	Dates	Payment Rates(2)	Accrual Rates(2)	Amortization	Features
Senior Mortgages(3)	Office/Residential/ Retail/Industrial, R&D/Mixed Use/ Hotel/Entertainment, Leisure/Other	80	$2,638,726	$2,611,296	$2,334,708	2005 to 2024	Fixed: 7.03% to 20.00% Variable: LIBOR + 3.00% to LIBOR + 7.50%	Fixed: 7.03% to 20.00% Variable: LIBOR + 3.00% to LIBOR + 7.50%	Yes(4)	Yes(5)
Subordinate Mortgages	Office/Residential/ Retail/Mixed Use/Hotel/Other	15	391,288	388,137	579,322	2005 to 2025	Fixed: 7.32% to 18.00% Variable: LIBOR + 1.25% to LIBOR + 7.02%	Fixed: 7.32% to 18.00% Variable: LIBOR + 1.25% to LIBOR + 7.02%	Yes(4)	No
Corporate/Partnership Loans	Office/Residential/ Retail/Industrial, R&D/Mixed Use/ Hotel/Entertainment, Leisure/Other	28	930,360	903,916	912,756	2005 to 2021	Fixed: 6.00% to 18.00% Variable: LIBOR + 2.50% to LIBOR + 10.00%	Fixed: 7.62% to 18.00% Variable: LIBOR + 2.50% to LIBOR + 10.00%	Yes(4)	No
Other Lending
Investments— Loans	N/A	N/A	N/A	N/A	3,990	N/A	N/A	N/A	N/A	N/A
Other Lending
Investments— Securities(6)	Retail/Industrial, R&D/Entertainment, Leisure/Other	7	337,867	334,018	150,087	2006 to 2023	Fixed: 6.00% to 8.27% Variable: LIBOR + 0.85% to LIBOR + 5.00%	Fixed: 6.00% to 8.27% Variable: LIBOR + 0.85% to LIBOR + 5.00%	Yes(4)	No
Gross Carrying Value				$4,237,367	$3,980,863
Provision for Loan Losses				(46,876)	(42,436)
Total, Net				$4,190,491	$3,938,427

Explanatory Notes:

(1)                Details (other than carrying values) are for loans outstanding as of September 30, 2005.

(2)                Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR on September 30, 2005 was 3.86%. As of September 30, 2005, two loans with a combined carrying value of $27.0 million have a stated accrual rate that exceeds the stated pay rate. Two loans, with an aggregate carrying value of $72.0 million, have been placed on non-accrual status and therefore are considered non-performing loans (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management) and the Company is only recognizing income based on cash received for interest on the default rate.

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
Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments (Continued)

During the nine months ended September 30, 2005 and 2004, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $1.8 billion (excluding the acquisition of Falcon Financial) and $1.3 billion in loans and other lending investments, funded $254.5 million and $138.4 million under existing loan commitments and received principal repayments of $1.8 billion and $1.2 billion.

As of September 30, 2005, the Company had 31 loans with unfunded commitments. The total unfunded commitment amount was approximately $903.3 million, of which $39.7 million was discretionary and $863.6 million was non-discretionary.

A portion of the Company’s loans and other lending investments are pledged as collateral under either the iStar Asset Receivables secured notes, the secured revolving credit facilities or secured term loans (see Note 9 for a description of the Company’s secured and unsecured debt).

The Company has reflected provisions for loan losses of approximately $0 and $2.0 million in its results of operations during the three months ended September 30, 2005 and 2004, respectively, and approximately $2.3 million and $7.0 million during the nine months ended September 30, 2005 and 2004, respectively. These provisions represent loan portfolio reserves based on management’s evaluation of general market conditions, the Company’s internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults and the credit quality of the underlying collateral.

Changes in the Company’s provision for loan losses were as follows (in thousands):

Provision for loan losses, December 31, 2003	$33,436
Additional provision for loan losses	9,000
Provision for loan losses, December 31, 2004	42,436
Additional provision for loan losses	2,250
Additional provision acquired in acquisition of Falcon Financial	2,190
Provision for loan losses, September 30, 2005	$46,876

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

The purchase of Falcon Financial was accounted for as a business combination, and therefore the Company applied the principles of SFAS No. 141 and Statement of Financial Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” to the transaction. There were approximately $2.0 million of intangibles identified in the business combination that will be amortized over two to 21 years. These intangibles are included in “Deferred expenses and other assets” on the Company’s Consolidated Balance Sheets. As of September 30, 2005, the Company had unamortized purchase related intangible assets of approximately $1.9 million related to the Falcon acquisition. In addition, the acquisition resulted in approximately $7.7 million of goodwill. The goodwill was adjusted by approximately $1.5 million in the three months ended September 30, 2005 to reflect severance payments to certain individuals and other costs which resulted in an increase of goodwill to $9.2 million. The goodwill will be tested annually for impairment as required by SFAS No. 142. On May 1, 2005, the assets acquired in the Falcon Financial acquisition were merged with AutoStar Realty Operating Partnership, L.P. (see Note 6 for further description of AutoStar Realty Operating Partnership, L.P.).

Note 5—Corporate Tenant Lease Assets

During the nine months ended September 30, 2005 and 2004, respectively, the Company acquired an aggregate of approximately $179.0 million and $474.2 million in CTL assets and disposed of CTL assets for net proceeds of approximately $10.4 million and $49.7 million. In relation to CTL assets acquired during the nine months ended September 30, 2005, the Company allocated $4.0 million of purchase costs to intangible assets. As of September 30, 2005 and December 31, 2004, the Company had unamortized purchase related intangible assets of approximately $43.2 million and $41.2 million, respectively, and included these in “Other investments” on the Company’s Consolidated Balance Sheets.

The Company’s investments in CTL assets, at cost, were as follows (in thousands):

	September 30, 2005	December 31, 2004
Facilities and improvements	$2,557,388	$2,431,649
Land and land improvements	713,094	672,238
Less: accumulated depreciation	(272,690)	(226,845)
Corporate tenant lease assets, net	$2,997,792	$2,877,042

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5—Corporate Tenant Lease Assets (Continued)

Under certain leases, the Company is entitled to receive additional participating lease payments to the extent gross revenues of the corporate customer exceed a base amount. The Company did not earn any such additional participating lease payments on these leases in the nine months ended September 30, 2005 and 2004. In addition, the Company also receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended September 30, 2005 and 2004 were approximately $7.3 million and $7.6 million, respectively, and $19.8 million and $22.2 million for the nine months ended September 30, 2005 and 2004, respectively, and are included as a reduction of “Operating costs—corporate tenant lease assets” on the Company’s Consolidated Statements of Operations.

The Company is subject to expansion option agreements with three existing customers which could require the Company to fund and to construct up to 171,000 square feet of additional adjacent space on which the Company would receive additional operating lease income under the terms of the option agreements. In addition, upon exercise of such expansion option agreements, the corporate customers would be required to simultaneously extend their existing lease terms for additional periods ranging from six to ten years.

In addition, the Company has $78.2 million of non-discretionary unfunded commitments related to eight CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon funding, the Company would receive additional operating lease income from the customers.

As of September 30, 2005, there were three CTL assets with an aggregate book value of $20.0 million classified as “Assets held for sale” on the Company’s Consolidated Balance Sheets. One facility, with a book value of $4.8 million, located in Massachusetts, sold on October 11, 2005 for net proceeds of approximately $5.2 million.  Another facility, with a book value of $4.2 million, located in California, sold on October 21, 2005 for net proceeds of approximately $9.2 million. The third facility, with a book value of $11.0 million, located in Maryland, sold on October 31, 2005, subject to a 70-year ground lease, for net proceeds of approximately $12.2 million.

On September 28, 2005, the Company sold one CTL asset for net proceeds of approximately $4.4 million and realized a gain of approximately $552,000. On May 27, 2005, the Company sold one CTL asset for net proceeds of approximately $6.0 million and realized a gain of approximately $407,000.

On September 17, 2004, the Company sold one CTL asset for net proceeds of approximately $5.7 million and realized a gain of approximately $750,000. On September 10, 2004, the Company sold one CTL asset, comprised of four facilities, for net proceeds of approximately $14.1 million and realized a gain of approximately $1.2 million. On July 23, 2004, the Company sold one CTL asset for net proceeds of approximately $27.0 milion and realized a gain of approximately $77,000. On February 25, 2004, the Company sold one CTL asset for net proceeds of approximately $2.8 million and realized a gain of approximately $136,000.

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

At September 30, 2005, the Company had a 50.00% investment in Corporate Technology Centre Associates, LLC (“CTC”), whose external member is Corporate Technology Centre Partners, LLC. This venture was formed for the purpose of operating, acquiring and, in certain cases, developing CTL facilities. At September 30, 2005, the CTC venture held one facility. The Company’s investment in this joint venture at September 30, 2005 was $5.3 million. The joint venture’s carrying value for the one facility owned at September 30, 2005 was $17.7 million. The joint venture had total assets of $19.3 million as of September 30, 2005 and a net loss of $(126,000) and $(383,000) for the three and nine months ended September 30, 2005. The Company accounts for this investment under the equity method because the Company’s joint venture partner has certain participating rights giving them shared control over the  venture.

In addition, the Company has 47.50% investments in Oak Hill Advisors, L.P and Oak Hill Credit Alpha MGP and a 47.00% investment in OHSF GP Partners II, LLC (collectively, “Oak Hill”). The Company’s aggregate investment in these ventures at September 30, 2005 was $197.3 million. These ventures engage in investment and asset management services. Upon acquisition of the interests in Oak Hill there was a difference between the Company’s book value of the equity investments and the underlying equity in the net assets of Oak Hill of approximately $199.8 million. Under the provisions of APB 18, “The Equity Method of Accounting for Investments in Common Stock,” the Company allocated this value to identifiable intangible assets of approximately $81.8 million and goodwill of $118.0 million. These intangible assets are amortized based on their determined useful lives through quarterly adjustments to “Equity in earnings (loss) from joint ventures” and “Investments in joint ventures” on the Company’s Consolidated Financial Statements. As of September 30, 2005, the unamortized purchase related intangible assets for these investments was approximately $76.6 million. The Company accounts for these investments under the equity method.

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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Other Investments

Other investments consist of the following items (in thousands):

	September 30, 2005	December 31, 2004
Timber and timberlands, net of accumulated depletion	$153,059	$—
CTL intangibles, net of accumulated amortization (see Note 3)	43,185	41,247
Investments—other	31,943	26,208
Marketable securities	3,729	9,494
Prepaid expenses and other receivables	4,750	5,905
Other investments	$236,666	$82,854

On January 19, 2005, TimberStar Operating Partnership, L.P. (“TimberStar”) was created to acquire and manage a diversified portfolio of timberlands. TimberStar is owned 0.50% by TimberStar Investor GP LLC (“TimberStar GP”) and 99.50% by TimberStar Investors Partnership LLP (“TimberStar LP”). TimberStar GP and TimberStar LP are both funded and owned 98.63% by iStar Timberland Investments LLC, a wholly-owned subsidiary of the Company, and 1.37% by T-Star Investor Partners, LLC, an entity owned and controlled by two individuals unrelated to the Company. The Company consolidates this partnership for financial statement purposes and records the minority interest of the external partner in “Minority interest in consolidated entities” on the Company’s Consolidated Balance Sheets. At September 30, 2005, the venture held approximately 337,000 acres of timberland located in the northeast of which 234,000 acres is subject to a long-term supply agreement with the seller. The venture’s carrying value of the timber and timberlands at September 30, 2005 was $153.1 million. Net income for the venture is reflected in “Other income” on the Company’s Consolidated Statements of Operations.

Note 8—Other Assets and Other Liabilities

Deferred expenses and other assets consist of the following items (in thousands):

	September 30, 2005	December 31, 2004
Deferred financing fees, net of amortization	$18,069	$63,169
Leasing costs, net of amortization	10,492	9,946
Interest rate protection agreements	9,612	3,168
Corporate furniture, fixtures and equipment	3,620	3,523
Deposits	135	7,332
Other assets	9,187	13,398
Deferred expenses and other assets	$51,115	$100,536

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8—Other Assets and Other Liabilities (Continued)

Accounts payable, accrued expenses and other liabilities consist of the following items (in thousands):

	September 30, 2005	December 31, 2004
Accrued interest payable	$46,387	$37,709
Security deposits from customers	23,144	22,919
Accrued expenses	22,736	21,317
Interest rate protection agreements	22,221	14,704
Unearned operating lease income	18,525	19,776
Property taxes payable	6,292	5,415
Other liabilities	9,217	18,235
Accounts payable, accrued expenses and other liabilities	$148,522	$140,075

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations

As of September 30, 2005 and December 31, 2004, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

	Maximum	Carrying Value as of
	Amount Available	September 30, 2005	December 31, 2004	Stated Interest Rates(1)	Scheduled Maturity Date
Secured revolving credit facilities:
Line of credit	$—	$—	$—	LIBOR+1.50%–2.05%	March 2005
Line of credit	700,000	11,325	67,775	LIBOR+1.40%–2.15%	January 2007(2)
Line of credit	350,000	—	10,811	LIBOR+1.50%–2.25%	August 2006(3)
Line of credit	500,000	—	—	LIBOR+1.50%–2.25%	September 2005(3)
Unsecured revolving credit facilities:
Line of credit	1,500,000	930,000	840,000	LIBOR+0.875%	April 2008(4)
Total revolving credit Facilities	$3,050,000	$941,325	$918,586
Secured term loans:
Secured by CTL asset		59,614	60,180	6.41%	January 2013
Secured by CTL asset		—	76,670	6.55%	December 2005(5)
Secured by CTL asset		133,349	136,512	7.44%	April 2009
Secured by CTL asset		135,000	135,000	LIBOR+1.75%	October 2008(6)
Secured by CTL assets		146,365	148,600	6.80%–8.80%	Various through 2026
Secured by corporate bond investments		76,089	129,446	LIBOR+1.05%–1.50%	January 2006
Total term loans		550,417	686,408
Less: net debt premium		6,800	7,065
Total secured term loans		557,217	693,473
iStar Asset Receivables secured notes:
STARs Series 2002-1:
Class A2		—	202,052	LIBOR+0.38%	December 2009(7)
Class B		—	39,955	LIBOR+0.65%	April 2011(7)
Class C		—	26,637	LIBOR+0.75%	May 2011(7)
Class D		—	21,310	LIBOR+0.85%	January 2012(7)
Class E		—	42,619	LIBOR+1.235%	January 2012(7)
Class F		—	26,637	LIBOR+1.335%	January 2012(7)
Class G		—	21,309	LIBOR+1.435%	January 2012(7)
Class H		—	26,637	6.35%	January 2012(7)
Class J		—	26,637	6.35%	May 2012(7)
Class K		—	26,637	6.35%	May 2012(7)
Total STARs Series 2002-1		—	460,430
Less: debt discount		—	(3,734)

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

	Maximum	Carrying Value as of
	Amount Available	September 30, 2005	December 31, 2004	Stated Interest Rates(1)	Scheduled Maturity Date
STARs Series 2003-1:
Class A1		—	113,309	LIBOR+0.25%	October 2005(7)
Class A2		—	225,227	LIBOR+0.35%	August 2010(7)
Class B		—	16,744	LIBOR+0.55%	July 2011(7)
Class C		—	18,418	LIBOR+0.65%	April 2012(7)
Class D		—	11,720	LIBOR+0.75%	October 2012(7)
Class E		—	13,395	LIBOR+1.05%	May 2013(7)
Class F		—	13,395	LIBOR+1.10%	June 2013(7)
Class G		—	11,720	LIBOR+1.25%	June 2013(7)
Class H		—	11,721	4.97%	June 2013(7)
Class J		—	13,394	5.07%	June 2013(7)
Class K		—	23,441	5.56%	June 2013(7)
Total STARS Series 2003-1		—	472,484
Total iStar Asset Receivables secured notes		—	929,180
Unsecured notes:
LIBOR+0.39% Senior Notes		400,000	—	LIBOR+0.39%	March 2008
LIBOR+1.25% Senior Notes		200,000	200,000	LIBOR+1.25%	March 2007
4.875% Senior Notes		350,000	350,000	4.875%	January 2009
5.125% Senior Notes		250,000	250,000	5.125%	April 2011
5.15% Senior Notes		700,000	—	5.15%	March 2012
5.375% Senior Notes		250,000	—	5.375%	April 2010
5.70% Senior Notes		367,022	250,000	5.70%	March 2014
6.00% Senior Notes		350,000	350,000	6.00%	December 2010
6.05% Senior Notes		250,000	—	6.05%	April 2015
6.50% Senior Notes		150,000	150,000	6.50%	December 2013
7.00% Senior Notes		185,000	185,000	7.00%	March 2008
7.70% Notes(8)		—	100,000	7.70%	July 2017
7.95% Notes(8)		50,000	50,000	7.95%	May 2006
8.75% Notes		240,000	240,000	8.75%	August 2008
Total unsecured notes		3,742,022	2,125,000
Less: debt discount		(78,469)	(56,913)
Plus: impact of pay-floating swap agreements (see Note 11)		(21,778)	(3,652)
Total unsecured notes		3,641,775	2,064,435
Other debt obligations(9)		100,000	—	LIBOR+1.50%	September 2035
Less: debt discount		(2,037)	—
Total other debt obligations		97,963	—
Total debt obligations		$5,238,280	$4,605,674

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

Explanatory Notes:

(1)    Most variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on September 30, 2005 was 3.86%. However, some variable-rate debt obligations are based on 90-day LIBOR and reprice every 3 months. The 90-day LIBOR rate on September 30, 2005 was 4.07%.

(2)    Maturity date reflects a one-year “term-out” extension at the Company’s option.

(3)    The $350.0 million secured revolving credit facility matured on August 12, 2005. The Company did not exercise its option to extend this facility for another year. The $500.0 million secured revolving credit facility matured on September 30, 2005.

(4)    Maturity date reflects a one-year extension at the Company’s option. On September 16, 2005, the commitment under this facility was increased to $1.5 billion under the accordion feature of the facility.

(5)    On September 1, 2005, the Company repaid this $76.0 million mortgage on 11 CTL investments which was open to prepayment without penalty.

(6)    On October 17, 2005, the Company repaid this $135.0 million mortgage with an original maturity date of October 2008. The Company paid a 0.5% prepayment penalty at the time of prepayment.

(7)    On September 28, 2005, the Company fully repaid the STARs Series 2002-1 and STARs Series 2003-1 Notes which had an aggregate outstanding principal balance of approximately $620.7 million on the date of repayment. The Company incurred one-time cash costs, including prepayment and other fees, of approximately $6.8 million and a non-cash charge of approximately $37.5 million to write-off deferred financing fees and expenses.

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

(9)    On September 14, 2005, the Company completed the issuance of $100.0 million in unsecured floating rate trust preferred securities through a newly formed statutory trust, iStar Financial Statutory Trust I, that is a subsidiary of the Company. The securities are subordinate to the Company’s senior unsecured debt, bear interest at a rate of LIBOR + 1.50%. The trust preferred securities are redeemable, at the option of the Company, in whole or in part, with no prepayment premium any time after October 2010.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

The Company’s primary source of short-term funds is a $1.5 billion unsecured revolving credit facility. As of September 30, 2005, there is approximately $561.9 million available to draw under the facility. In addition, the Company has one secured revolving credit facility of which availability is based on percentage borrowing base calculations. Certain debt obligations, including the unsecured revolving credit facility, the secured line of credit and the Company’s publicly-held debt securities, contain covenants. These covenants are both financial and non-financial in nature. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels, and a requirement to maintain specified ratios of unsecured indebtedness compared to unencumbered assets. Significant non-financial covenants include a requirement in some of its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control.

Capital Markets Activity—During the nine months ended September 30, 2005, the Company issued $1.2 billion aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 5.15% to 6.05% and maturing between 2010 and 2015, and $400.0 million of variable-rate Senior Notes bearing interest at an annual rate of three-month LIBOR + 0.39% and maturing in 2008. The proceeds from these transactions were used to repay outstanding balances on the Company’s revolving credit facilities.

In addition, on September 14, 2005, the Company completed the issuance of $100.0 million in unsecured floating rate trust preferred securities through a newly formed statutory trust, iStar Financial Statutory Trust I, that is a subsidiary of the Company. The securities are subordinate to the Company’s senior unsecured debt, bear interest at a rate of LIBOR + 1.50%. The trust preferred securities are redeemable, at the option of the Company, in whole or in part, with no prepayment premium any time after October 2010.

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

Unsecured/Secured Credit Facilities Activity—On March 12, 2005, August 12, 2005 and September 30, 2005, the Company’s secured revolving credit facilities with a maximum amount available to draw of $250.0 million, $350.0 million and $500.0 million, respectively, matured.

On September 16, 2005, the commitment on the unsecured facility was increased to $1.5 billion under the accordion feature of the facility.

On July 20, 2004, one of the Company’s $500.0 million secured facilities was amended to reduce the maximum amount available to $350.0 million, to extend the final maturity to August 2005 and to reduce the stated interest rate on first mortgage collateral to LIBOR + 1.50%.

On April 19, 2004, the Company completed a new $850.0 million unsecured revolving credit facility with 19 banks and financial institutions. The new facility has a three-year initial term with a one-year extension at the Company’s option. The facility bears interest, based upon the Company’s current credit ratings, at a rate of LIBOR + 0.875% and a 17.5 basis point annual facility fee decreased from LIBOR + 1.00% and 25 basis points, respectively, due to an upgrade in the Company’s senior unsecured debt rating to investment grade by S&P. On December 17, 2004, the commitment on this facility was increased to $1.3 billion and the accordion feature was amended to permit an increase in the facility to $1.5 billion in the future if necessary. This new facility replaced a $300.0 million unsecured credit facility with a scheduled maturity of July 2004.

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

Other Financing Activity—During the nine months ended September 30, 2005, the Company repaid a $76.0 million mortgage on 11 CTL investments which was open to prepayment without penalty. In addition, the Company fully repaid the STARs Series 2002-1 and STARs Series 2003-1 Notes which had an aggregate outstanding principal balance of approximately $620.7 million on the date of repayment. The Company incurred one-time cash costs, including prepayment and other fees, of approximately $6.8 million and a non-cash charge of approximately $37.5 million to write-off deferred financing fees and expenses. These expenses are included in “Loss on early extinguishment of debt” on the Company’s Consolidated Statements of Operations.

During the 12 months ended December 31, 2004, the Company purchased the remaining interest in the ACRE Simon joint venture from the former ACRE Simon external member for $40.1 million. Upon purchase of the interest, the ACRE Simon joint venture became fully consolidated for accounting purposes and approximately $31.8 million of secured term debt is reflected on the Company’s Consolidated Balance Sheets. The term loans bear interest at rates of 7.61% to 8.43% and mature between 2005 and 2011. In

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

addition, the Company repaid a total of $314.6 million in term loan financing, $9.8 million of which was part of the ACRE Simon acquisition.

During the nine months ended September 30, 2005 and 2004, the Company incurred an aggregate net loss on early extinguishment of debt of approximately $44.4 and $13.2 million, respectively, as a result of the early retirement of certain debt obligations.

As of September 30, 2005, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2005 (remaining three months)	$—
2006	126,089
2007	213,934
2008	1,890,000
2009	500,799
Thereafter	2,602,942
Total principal maturities	5,333,764
Net unamortized debt discounts	(73,706)
Impact of pay-floating swap agreement	(21,778)
Total debt obligations	$5,238,280

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

DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company’s shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company’s shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company’s sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company’s Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three months ended September 30, 2005 and 2004, the Company issued a total of approximately 386,000 and 17,400 shares of its Common Stock, respectively, and during the nine months ended September 30, 2005 and 2004, the Company issued a total of approximately 411,000 and 410,000 shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three months ended September 30, 2005 and 2004, were approximately $15.6 million and $681,000, respectively, and $16.6 million and $16.8 million during the nine months ended September 30, 2005 and 2004, respectively. There are approximately 2.7 million shares available for issuance under the plan as of September 30, 2005.

Stock Repurchase Program—The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 10—Shareholders’ Equity (Continued)

of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of September 30, 2005, the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. The Company has not repurchased any shares under the stock repurchase program since November 2000, however, the Company has issued approximately 1.2 million shares of its treasury stock as of September 30, 2005 (see above).

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

The Company has entered into the following cash flow and fair value hedges that are outstanding as of September 30, 2005. All hedges are currently effective and no ineffectiveness exists. The value associated with these hedges is reflected on the Company’s Consolidated Balance Sheets (in thousands).

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11—Risk Management and Use of Financial Instruments (Continued)

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date	Maturity Date	Estimated Value at September 30, 2005
Pay-Fixed Swap	$ 125,000	2.885%	1/23/03	6/25/06	$1,285
Pay-Fixed Swap	125,000	2.838%	2/11/03	6/25/06	1,329
Pay-Fixed Swap	100,000	4.740%	5/19/05	11/15/16	789
Pay-Fixed Swap	75,000	4.853%	9/22/05	8/15/18	516
Pay-Fixed Swap	50,000	4.745%	5/19/05	11/15/16	376
Pay-Fixed Swap	50,000	4.745%	5/19/05	11/15/16	376
Pay-Fixed Swap	50,000	4.610%	5/31/05	11/15/16	882
Pay-Fixed Swap	50,000	4.610%	5/31/05	11/15/16	882
Pay-Fixed Swap	50,000	4.483%	6/1/05	11/15/16	1,360
Pay-Fixed Swap	50,000	4.483%	6/1/05	11/15/16	1,360
Pay-Fixed Swap	50,000	4.854%	9/22/05	8/15/18	341
Pay-Floating Swap	200,000	4.381%	12/17/03	12/15/10	(3,353)
Pay-Floating Swap	105,000	3.678%	1/15/04	1/15/09	(3,457)
Pay-Floating Swap	100,000	4.345%	12/17/03	12/15/10	(1,852)
Pay-Floating Swap	100,000	3.878%	11/27/02	8/15/08	(1,941)
Pay-Floating Swap	100,000	3.713%	1/15/04	1/15/09	(3,179)
Pay-Floating Swap	100,000	3.686%	1/15/04	1/15/09	(3,264)
Pay-Floating Swap	100,000	4.448%	4/14/05	4/15/10	(322)
Pay-Floating Swap	100,000	4.444%	4/14/05	4/15/10	(338)
Pay-Floating Swap	50,000	4.440%	4/14/05	4/15/10	(178)
Pay-Floating Swap	50,000	3.810%	11/27/02	8/15/08	(1,065)
Pay-Floating Swap	50,000	4.290%	12/17/03	12/15/10	(1,060)
Pay-Floating Swap	45,000	3.684%	1/15/04	1/15/09	(1,473)
LIBOR Cap	135,000	6.000%	9/29/03	10/15/06	3
Total Estimated Value					$(11,983)

In addition to the swaps and cap mentioned above, the Company has entered into two foreign currency hedging transactions.  On September 19, 2005, the Company entered into a forward currency swap that effectively locks foreign exchanges rates in connection with a loan denominated in British pounds. The value of this swap on September 30, 2005 was approximately $75,000. On June 17, 2005, the Company entered into a cross-currency swap that effectively converts EURIBOR to US LIBOR in connection with a loan denominated in euros. The value of this swap on September 30, 2005 was approximately $151,000. The change in fair value of these swaps is reflected as an adjustment to “Other income” on the Company’s Consolidated Statements of Operations.

On September 22, 2005, the Company entered into two forward starting swaps both with ten-year terms, rates of 4.853% and 4.854% and notional amounts of $75.0 million and $50.0 million, respectively. These swaps were used to lock-in swap rates related to a portion of planned future fixed-rate note issuances.

On June 1, 2005, the Company entered into two forward starting swaps both with ten-year terms and rates of 4.483% and notional amounts of $50.0 million. These swaps were used to lock-in swap rates related to a portion of planned future fixed-rate note issuances.

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

In connection with STARs, Series 2003-1 in May 2003, the Company entered into a LIBOR interest rate cap struck at 6.95% in the notional amount of $270.6 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not change the Company’s net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the terms of these arrangements are substantially the same, the effects of a revaluation of these two instruments substantially offset one another. On September 28, 2005, in  connection with the repayment of STARs, Series 2003-1, these two interest rate caps were settled.

In connection with STARs, Series 2002-1 in May 2002, the Company entered into a LIBOR interest rate cap struck at 8.00% in the notional amount of $345.0 million. The Company utilizes the provisions of SFAS No. 133 with respect to such instruments. SFAS No. 133 provides that the up-front fees paid on option-based products such as caps should be expensed into earnings based on the allocation of the premium to the affected periods as if the agreement were a series of “caplets.” These allocated premiums are then reflected as a charge to income (as part of interest expense) in the affected period. On May 28, 2002, in connection with the STARs, Series 2002-1 transaction, the Company paid a premium of $13.7 million for this interest rate cap. Using the “caplet” methodology discussed above, amortization of the cap premium is dependent upon the actual value of the caplets at inception. On September 28, 2005, in connection with the repayment of STARs, Series 2002-1, this cap was sold for approximately $2.4 million which partially offset the remaining premium of approximately $13.4 million, resulting in a realized loss of $11.0 million, which is recorded in “Loss on early extinguishment of debt” on the Company’s Consolidated Statements of Operations.

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
Notes to Consolidated Financial Statements (Continued)

Note 11—Risk Management and Use of Financial Instruments (Continued)

Substantially all of the Company’s CTL assets (including those held by joint ventures) and loans and other lending investments are collateralized by facilities located in the United States, with significant concentrations (i.e., greater than 10.00%) as of September 30, 2005 in California (19.47%). As of September 30, 2005, the Company’s investments also contain greater than 10.00% concentrations in the following asset types: office-CTL (21.43%), industrial/R&D (15.97%), office-lending (10.63%) and retail (10.24%).

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

All awards under the Plan, other than automatic awards to non-employee directors, are at the discretion of the Board of Directors or a committee of the Board of Directors. At September 30, 2005, a total of approximately 10.3 million shares of Common Stock were available for awards under the Plan, of which options to purchase approximately 1.3 million shares of Common Stock were outstanding, 64,536 shares of restricted stock units were outstanding, 236,167 shares subject to transfer restrictions were outstanding and 108,980 restricted share awards were outstanding. A total of approximately 1.0 million shares remain available for awards under the Plan as of September 30, 2005.

Changes in options outstanding during nine months ended September 30, 2005 are as follows:

	Number of Shares
	Employees	Non-Employee Directors	Other	Weighted Average Strike Price
Options Outstanding, December 31, 2004	909,253	103,794	307,564	$17.99
Granted in 2005	—	—	—	$—
Exercised in 2005	(57,471)	(6,900)	—	$20.22
Forfeited in 2005	(350)	—	—	$18.88
Options Outstanding, September 30, 2005	851,432	96,894	307,564	$17.88

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2005:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
Exercise Price	Options Outstanding	Remaining Contractual Life	Currently Exercisable
$14.72	486,214	3.37	481,048
$16.88	396,522	4.26	396,522
$17.38	16,667	4.46	16,667
$19.69	208,901	5.25	208,901
$24.94	40,000	5.63	40,000
$26.09	13,800	0.66	13,800
$26.97	2,000	5.70	2,000
$27.00	25,000	5.73	25,000
$28.54	3,396	2.59	3,396
$29.82	58,296	6.66	58,296
$55.39	5,094	3.67	5,094
	1,255,890	4.22	1,250,724

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

During the nine months ended September 30, 2005, the Company granted 36,230 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 33,105 remain outstanding.

During the year ended December 31, 2004, the Company granted 36,205 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 22,223 remain outstanding. In addition, in connection with the Chief Executive Officer’s employment agreement 236,167 restricted shares were issued on March 31, 2004 (see detailed information below).

During the year ended December 31, 2003, the Company granted 40,600 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 9,208 remain outstanding.

During the year ended December 31, 2002, the Company granted 199,350 restricted stock units to employees. Of these, 44,350 vested proportionately over three years on the anniversary date of the initial grant and none of them remain outstanding as of September 30, 2005. The balance of 155,000 restricted stock units granted to several employees vested on March 31, 2004 due to the satisfaction of the following circumstances: (1) the employee remained employed until that date; and (2) the 60-day average

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

closing price of the Company’s Common Stock equaled or exceeded a set floor price as of such date. The market price of the stock was $42.30 on March 31, 2004; therefore, the Company incurred a one-time charge to earnings of approximately $6.7 million (the fair market value of the 155,000 shares at $42.30 per share plus the Company’s share of taxes). During the year ended December 31, 2002, the Company also granted 208,980 restricted shares to its Chief Financial Officer (see detailed information below).

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

During the year ended December 31, 2004, the Company entered into a three-year employment agreement with its new President. This initial three-year term, and any subsequent one-year renewal term, will automatically be extended for an additional year unless earlier terminated by prior notice from the Company or the President. Under the agreement, the President receives an annual base salary of $350,000, subject to an annual review for upward (but not downward) adjustment. Beginning with the fiscal year ending December 31, 2005, he will receive a target bonus of $650,000, subject to annual review for upward adjustment. For the year ended 2004, the President received a target bonus of $650,000, but prorated to reflect the portion of the year during which he was employed. In addition, the President purchased a 20.00% interest in both the Company’s 2005 and 2006 high performance unit programs for executive officers and a 25.00% interest in the Company’s 2007 high performance unit program for executive officers (see High Performance Unit Program discussion below). The President will also have the option to buy a 30.00% and 35.00% interest in the Company’s 2008 and 2009 high performance unit programs for executive officers. As of September 30, 2005, the President contributed approximately $288,000, $101,000 and $91,000 to the 2005, 2006 and 2007 high performance unit programs for executive officers. The President shall also receive an allocation of 25.00% of the interests in the Company’s proposed New Business Crossed Incentive Compensation Program, which is a program that is intended to provide incentive compensation based upon the performance of new business lines to be identified by the Company.

During the year ended December 31, 2002, the Company entered into a three-year employment agreement with its new Chief Financial Officer. Under the agreement, the Chief Financial Officer receives an annual base salary of $225,000. She may also receive a bonus, which is targeted to be $325,000, subject to an annual review for upward or downward adjustment. In addition, the Company granted the Chief Financial Officer 108,980 contingently vested restricted stock awards. These awards become vested on December 31, 2005 if the executive’s employment with the Company has not terminated before such date. Dividends are paid on the restricted shares as dividends are paid on shares of the Company’s Common Stock. These dividends are accounted for in a manner consistent with the Company’s Common Stock dividends, as a reduction to retained earnings. For accounting purposes, the Company is currently taking a total charge of approximately $3.0 million related to the restricted stock awards, which is being amortized over the period from November 6, 2002 through December 31, 2005. This charge is reflected on the Company’s Consolidated Statements of Operations in “General and administrative—stock-based compensation.”

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

In addition, the Chief Executive Officer purchased an 80.00% and 75.00% interest in the Company’s 2006 and 2007 high performance unit programs for executive officers, respectively (see High Performance Unit Program below). These performance programs were approved by the Company’s shareholders in 2003 and 2004 and are described in detail in the Company’s 2003 and 2004 annual proxy statement. The purchase price of $286,000 and $274,000 for the 2006 and 2007 plan, respectively, was paid by the Chief Executive Officer and was based upon a valuation prepared by an independent investment-banking firm. The interests purchased by the Chief Executive Officer will have no value to him unless the Company achieves total shareholder returns in excess of those achieved by peer group indices, all as more fully described in the Company’s 2003 and 2004 annual proxy statement.

The February 2004 employment agreement with the Company’s Chief Executive Officer replaced a prior employment agreement dated March 30, 2001 that expired at the end of its term. The compensation awarded to the Company’s Chief Executive Officer under this prior agreement included a grant of 2.0 million unvested phantom shares. The phantom shares vested on a contingent basis in installments of 350,000 shares, 650,000 shares, 600,000 shares and 400,000 shares when the average closing price of the Company’s Common Stock achieved performance targets of $25.00, $30.00, $34.00 and $37.00, respectively, which were negotiated based on the closing price at December 31, 2000. The phantom shares became fully vested at the expiration of the term of the agreement on March 30, 2004. The market price of the Common Stock on March 30, 2004 was $42.40 and the Company incurred a one-time charge to

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

earnings during the three months ended March 31, 2004 of approximately $86.0 million (the fair market value of the 2.0 million shares at $42.40 per share plus the Company’s share of taxes).

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

A new 2005 plan has been established with a three-year valuation period ending December 31, 2005. Awards under the 2005 plan were approved on January 14, 2003. The 2005 plan has 5,000 shares of High Performance Common Stock with an aggregate initial purchase price of $617,000. As of September 30, 2005 the Company has received a net contribution of $586,000 under this plan. The purchase price of the High Performance Common Stock was established by the Company’s Board of Directors based upon, among other things, an independent valuation from a major securities firm. The provisions of the 2005 plan are substantially the same as the prior plans.

A new 2006 plan has been established with a three-year valuation period ending December 31, 2006. Awards under the 2006 plan were approved on January 23, 2004. The 2006 plan had 5,000 shares of High Performance Common Stock with an aggregate initial purchase price of $715,000. As of September 30, 2005 the Company has received a net contribution of $682,000 under this plan. The purchase price of the High Performance Common Stock was established by the Company’s Board of Directors based upon, among other things, an independent valuation from a major securities firm. The provisions of the 2006 plan are substantially the same as the prior plans.

A new 2007 plan has been established with a three-year valuation period ending December 31, 2007. Awards under the 2007 plan were approved in January 2005. The 2007 plan had 5,000 shares of High Performance Common Stock with an aggregate initial purchase price of $643,000. As of September 30, 2005 the Company has received a net contribution of $601,000 under this plan. The purchase price of the High Performance Common Stock was established by the Company’s Board of Directors based upon, among other things, an independent valuation from a major securities firm. The provisions of the 2007 plan are substantially the same as the prior plans.

In addition to these plans, a 2005, 2006 and 2007 high performance unit program for executive officers has been established with a three-year valuation period ending December 2005, December 2006 and December 2007, respectively.  The provisions of these plans are substantially the same as the high performance unit programs for employees except that the plans are limited to 0.05% of the average monthly number of fully diluted shares of the Company’s Common Stock during the valuation period.

The additional equity from the issuance of the High Performance Common Stock is recorded as a separate class of stock and included within shareholders’ equity on the Company’s Consolidated Balance Sheets. Net income allocable to common shareholders will be reduced by the HPU holders’ share of dividends paid and undistributed earnings, if any.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

401(k) Plan

Effective November 4, 1999, the Company implemented a savings and retirement plan (the “401(k) Plan”), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Board of Directors, the Company may make matching contributions on the participant’s behalf of up to 50.00% of the first 10.00% of the participant’s annual compensation. The Company made gross contributions of approximately $95,000 and $81,000 for the three months ended September 30, 2005 and 2004, respectively, and $609,000 and $448,000 for the nine months ended September 30, 2005 and 2004, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13—Earnings Per Share

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three and nine months ended September 30, 2005 and 2004, respectively (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Income from continuing operations	$57,462	$77,231	$204,971	$112,571
Preferred dividend requirements	(10,580)	(10,580)	(31,740)	(40,760)
Income allocable to common shareholders and HPU holders before income from discontinued operations and gain from discontinued operations(1)	46,882	66,651	173,231	71,811
Income from discontinued operations	521	5,858	1,665	18,287
Gain from discontinued operations	552	2,013	958	2,149
Net income allocable to common shareholders and HPU holders(1)	$47,955	$74,522	$175,854	$92,247
Denominator:
Weighted average common shares outstanding for basic earnings per common share	112,835	111,230	112,313	109,803
Add: effect of assumed shares issued under treasury stock method for stock options, restricted shares and warrants	779	858	782	1,472
Add: effect of contingent shares	109	109	109	817
Add: effect of joint venture shares	298	371	298	298
Weighted average common shares outstanding for diluted earnings per common share	114,021	112,568	113,502	112,390
Basic earnings per common share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations(2)	$0.41	$0.59	$1.50	$0.64
Income from discontinued operations	0.00	0.05	0.02	0.17
Gain from discontinued operations	0.00	0.02	0.01	0.02
Net income allocable to common shareholders(2)	$0.41	$0.66	$1.53	$0.83
Diluted earnings per common share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations(3)(4)	$0.40	$0.58	$1.49	$0.63
Income from discontinued operations	0.01	0.05	0.01	0.16
Gain from discontinued operations	0.00	0.02	0.01	0.02
Net income allocable to common shareholders(3)(4)	$0.41	$0.65	$1.51	$0.81

Explanatory Notes:

(1)    HPU holders are Company employees who purchased high performance common stock units under the Company’s High Performance Unit Program.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13—Earnings Per Share (Continued)

(2)    For the three months ended September 30, 2005 and 2004, excludes $1,177 and $1,191 of net income allocable to HPU holders, respectively. For the nine months ended September 30, 2005 and 2004, excludes $4,335 and $1,450 of net income allocable to HPU holders, respectively.

(3)    For the three months ended September 30, 2005 and 2004, excludes $1,165 and $1,178 of net income allocable to HPU holders, respectively. For the nine months ended September 30, 2005 and 2004, excludes $4,291and $1,421 of net income allocable to HPU holders, respectively.

(4)    For the three months ended September 30, 2005 and 2004 includes $0 and $43 of joint venture income, respectively. For the nine months ended September 30, 2005 and 2004, includes $0 and $5 of joint venture income, respectively.

For the three and nine months ended September 30, 2005 and 2004, the following shares were antidilutive (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Stock options	5	5	5	5
Joint venture shares	52	—	52	73

Note 14—Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income” requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. Total comprehensive income was $83.6 million and $83.5 million for the three months ended September 30, 2005 and 2004, respectively, and $222.0 million and $128.0 million for the nine months ended September 30, 2005 and 2004, respectively. The primary components of comprehensive income, other than net income, consist of amounts attributable to the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges and changes in the fair value of the Company’s available-for-sale investments.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 14—Comprehensive Income (Continued)

The reconciliation to comprehensive income is as follow (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$58,535	$85,102	$207,594	$133,007
Other comprehensive income:
Reclassification of gains on securities into earnings upon realization	—	—	(2,737)	(6,742)
Reclassification of losses/(gains) on qualifying cash flow hedges into earnings	11,774	—	11,632	—
Unrealized gains/(losses) on available-for-sale investments	272	190	(93)	1,836
Unrealized gains/(losses) on cash flow hedges	13,013	(1,753)	5,110	(55)
Comprehensive income	$83,594	$83,539	$221,506	$128,046

Unrealized gains/(losses) on available-for-sale investments and cash flow hedges are recorded as adjustments to shareholders’ equity through “Accumulated other comprehensive income (losses)” on the Company’s Consolidated Balance Sheets and are not included in net income unless realized.

As of September 30, 2005 and December 31, 2004, accumulated other comprehensive income (losses) reflected in the Company’s shareholders’ equity is comprised of the following (in thousands):

	As of September 30, 2005	As of December 31, 2004
Unrealized gains on available-for-sale investments	$1,864	$4,694
Unrealized gains/(losses) on cash flow hedges	9,962	(6,780)
Accumulated other comprehensive income (losses)	$11,826	$(2,086)

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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 15—Dividends (Continued)

Total dividends declared by the Company aggregated $165.1 million, or $1.47 per share on Common Stock consisting of quarterly dividends of $0.7325 per share which were declared on April 1, 2005 and July 1, 2005. On October 3, 2005, the Company declared a dividend of $0.7325 per share of Common Stock, applicable to the third quarter and payable to shareholders and holders of certain share equivalents of record on October 17, 2005. The Company also declared and paid dividends aggregating $6.0 million, $8.3 million, $5.9 million, $4.6 million and $7.0 million, respectively, on its Series D, E, F, G and I preferred stock, respectively, for the nine months ended September 30, 2005. There are no dividend arrearages on any of the preferred shares currently outstanding.

In connection with the redemption of the Series H preferred stock on January 27, 2004, the Company paid a dividend of $87,656 representing unpaid dividends of $0.49 per share for the five days the preferred stock was outstanding.

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

Holders of shares of the Series F preferred stock are entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 15—Dividends (Continued)

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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 16—Segment Reporting (Continued)

The Company evaluates performance based on the following financial measures for each segment:

	Real Estate Lending	Corporate Tenant Leasing	Corporate/ Other(1)	Company Total
	(In thousands)
Three months ended September 30, 2005:
Total revenues(2):	$140,990	$77,568	$3,632	$222,190
Equity in earnings (loss) from joint ventures	—	(111)	850	739
Total operating and interest expense(3):	25,145	61,780	78,141	165,066
Net operating income(4):	115,845	15,677	(73,659)	57,863
Three months ended September 30, 2004:
Total revenues(2):	$97,986	$73,664	$802	$172,452
Equity in earnings (loss) from joint ventures	—	(1,875)	—	(1,875)
Total operating and interest expense(3):	12,781	34,701	45,637	93,119
Net operating income(4):	85,205	37,088	(44,835)	77,458
Nine months ended September 30, 2005:
Total revenues(2):	$355,530	$231,960	$13,249	$600,739
Equity in earnings (loss) from joint ventures	—	(384)	958	574
Total operating and interest expense(3):	41,918	133,372	220,371	395,661
Net operating income(4):	313,612	98,204	(206,164)	205,652
Nine months ended September 30, 2004:
Total revenues(2):	$292,984	$210,299	$2,315	$505,598
Equity in earnings (loss) from joint ventures	—	3,519	—	3,519
Total operating and interest expense(3):	48,065	101,033	246,961	396,059
Net operating income(4):	244,919	112,785	(244,646)	113,058
As of September 30, 2005:
Total long-lived assets(5):	$4,190,491	$2,997,792	N/A	$7,188,283
Total assets:	4,244,798	3,195,278	520,493	7,960,569
As of December 31, 2004:
Total long-lived assets(5):	$3,938,427	$2,877,042	N/A	$6,815,469
Total assets:	4,014,967	3,068,242	137,028	7,220,237

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
Notes to Consolidated Financial Statements (Continued)

Note 16—Segment Reporting (Continued)

(3)    Total operating and interest expense represents provision for loan losses and loss on early extinguishment of debt for the Real Estate Lending business and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. Interest expense on unsecured notes and the unsecured and secured revolving credit facilities, general and administrative expense and general and administrative-stock-based compensation is included in Corporate and Other for all periods. Depreciation and amortization of $18.2 million and $16.3 million for the three months ended September 30, 2005 and 2004, respectively, and $53.8 million and $46.8 million for the nine months ended September 30, 2005 and 2004, respectively, are included in the amounts presented above.

(4)    Net operating income represents income before minority interest, income from discontinued operations and gain from discontinued operations.

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

The Company has experienced significant growth since becoming a public company in 1998, having made a number of strategic acquisitions to complement its organic growth and extending its business franchise. During the nine months ended September 30, 2005, the Company had $3.2 billion of transaction volume representing 62 financing commitments. Repeat customer business has become a key source of transaction volume for the Company, accounting for approximately 55% of the Company’s cumulative volume through September 30, 2005. Transaction volume for the fiscal year ended December 31, 2004 was $2.8 billion, compared to $2.2 billion in 2003. The Company completed 53 financing commitments in 2004, compared to 60 in 2003. Based upon feedback from its customers, the Company believes that greater recognition of the Company and its reputation for completing highly structured transactions in an efficient manner and its high-quality servicing capabilities have contributed to increases in its transaction volume. The benefits of higher investment volumes have been mitigated to an extent by the low interest rate environment that has persisted in recent years. Although interest rates have risen in 2005, they remain low when compared to historical levels. Low interest rates benefit the Company in that its borrowing costs decrease, but similarly, earnings on its variable-rate lending investments also decrease.

During the difficult economic and real estate market conditions of 2002 and 2003, the Company focused its investment activity on lower risk investments such as first mortgages and CTL transactions that met its risk adjusted return standards. The Company has experienced minimal losses on its lending investments. The Company continues to focus on re-leasing space at its CTL facilities under longer-term leases in an effort to reduce the impact of lease expirations on the Company’s earnings. As of September 30, 2005, the weighted average lease term on the Company’s CTL portfolio was 11.4 years and the portfolio was 95.2% leased.

The Company has continued to broaden its sources of capital and has been particularly active in the capital markets over the past two years. The Company’s strong performance and the low interest rate environment have enabled the Company to issue preferred equity and debt securities on attractive pricing terms. The Company used the proceeds from the issuances to repay secured indebtedness, to refinance higher cost capital and to fund additional investments. As of September 30, 2005, the Company has completed the process of migrating its debt obligations from primarily secured debt. In 2005, the Company has focused on extending its franchise to other markets that meet its target criteria for investment volumes and risk adjusted returns. As a result of its shift to unsecured debt and its strong credit and operating history, in October of 2004 the Company’s senior unsecured debt rating was upgraded to investment grade by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”). More recently, in June 2005, Fitch Ratings revised the outlook on the Company’s senior unsecured debt to positive from stable due to the significant progress in improving its financial flexibility. As an investment grade issuer, the Company believes that it will have greater access to the unsecured debt markets and a reduced cost of debt capital.

Throughout 2004 and continuing through the first nine months of 2005, the commercial real estate industry has attracted large amounts of investment capital. The Company intends to maintain its disciplined approach to underwriting its investments and will adjust its focus away from markets and products where the Company believes that the available pricing terms do not fairly reflect the risks of the investments. As a result of increased investment activity in both the public and private commercial real estate markets, many of the Company’s borrowers were able to prepay loans with proceeds from initial public offerings, asset sales or refinancings. As a consequence, the Company experienced a higher level of prepayments in 2004 and in the first nine months of 2005 than in previous years. If significant amounts of investment capital continue to be allocated to commercial real estate and interest rates remain low throughout the last quarter of 2005 and through 2006, the Company expects to continue to see high levels of prepayments. The Company’s loans generally have some form of call protection, so many of the prepayments generate significant prepayment penalties. Prepayment penalties had a significant impact on the Company’s results of operations for the quarter ended September 30, 2005. Increased prepayment penalties result in higher current “Other income” on the Company’s Consolidated Statements of Operations, which is offset by reduced “Interest income” on the Company’s Consolidated Statement of Operations as the assets that are prepaid no longer generate recurring earnings. The Company has taken advantage of the strong real estate sales market by selectively selling certain non-core CTL assets in 2004 and 2005. Sales of assets will result in a reduction in “Operating lease income” on the Company’s Consolidated Statements of Operations and will also result in “Gains from discontinued operations” on the Company’s Consolidated Statements of Operations.

The Company continues to see strong capital inflows into the real estate sector as interest rates remain at historically low levels and as most markets continue to show improved underlying fundamentals. This increased capital has resulted in a highly competitive real estate financing environment with reduced financing spreads. Despite this trend, the Company will continue to maintain its disciplined investment strategy and deploy its capital to those opportunities that demonstrate the most attractive returns. The Company believes that rising interest rates will ultimately drive some of the liquidity out of the real estate finance market and create a more attractive investing market. The Company continues to match fund its investments so rising interest rates or changes in the shape of the yield curve will have a minimal impact on the Company’s earnings. The Company’s lower cost of funds, due to its senior unsecured debt rating upgrade to investment grade by S&P and Moody’s in October 2004 and its revised outlook to positive from stable from Fitch Ratings in June 2005, should enable the Company to increase the velocity of its originations by making attractive investments that the Company was previously unable to compete effectively for due to its higher cost of capital. In response to these market trends and as part of the continued expansion of its existing real estate, corporate credit and capital markets capabilities, the Company is investing in several strategic business relationships (see Notes 6 and 7 to the Company’s Consolidated Financial Statements).

Results of Operations

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Interest income—Interest income increased by $11.2 million to $100.8 million for the three months ended September 30, 2005 from $89.6 million for the same period in 2004. This increase was primarily due to $52.3 million of interest income on new originations or additional fundings, offset by a $41.3 million decrease from the repayment of loans and other lending investments. This increase was also due to an increase in interest income on the Company’s variable-rate lending investments as a result of higher average one-month LIBOR rates of 3.60% in 2005, compared to 1.60% in 2004.

Operating lease income—Operating lease income increased by $4.1 million to $77.6 million for the three months ended September 30, 2005 from $73.5 million for the same period in 2004. Of this increase, $5.6 million is attributable to new CTL investments and the acquisition of the remaining interest of ACRE in November 2004. This increase is partially offset by $1.6 million of lower operating lease income due to vacancies and lower rental rates on certain CTL assets.

Other income—Other income generally consists of prepayment penalties and realized gains from the early repayment of loans and other lending investments, financial advisory and asset management fees, lease termination fees, gross profit from timber operations and income from certain equity investments. During the three months ended September 30, 2005, other income included income from loan repayments and prepayment penalties of $40.2 million, gross profit from timber operations of $589,000, lease termination, asset management and other fees of approximately $205,000 and other items such as income from certain equity investments of $2.8 million.

During the three months ended September 30, 2004, other income from loan repayments and prepayment penalties of $8.4 million, asset management, mortgage servicing and other fees of approximately $333,000 and other miscellaneous income such as income from certain equity investments of $505,000.

Interest expense—For the three months ended September 30, 2005, interest expense increased by $21.5 million to $80.7 million from $59.2 million for the same period in 2004. This increase was primarily due to higher average borrowings on the Company’s unsecured debt obligations. This increase was also due to higher average one-month LIBOR rates, which averaged 3.60% in 2005 compared to 1.60% in 2004 and higher average three-month LIBOR rates, which averaged 3.78 % in 2005 compared to 1.75% in 2004.

Operating costs—corporate tenant lease assets—For the three months ended September 30, 2005, operating costs increased by $1.4 million to $5.8 million from $4.4 million for the same period in 2004. This increase is primarily related to higher unrecoverable operating costs due to vacancies and lease modifications on certain CTL assets.

Depreciation and amortization—Depreciation and amortization increased by $1.9 million to $18.2 million for the three months ended September 30, 2005 from $16.3 million for the same period in 2004. This increase is primarily due to depreciation on new CTL investments.

General and administrative—For the three months ended September 30, 2005, general and administrative expenses increased by $4.7 million to $15.2 million, compared to $10.5 million for the same period in 2004. This increase is primarily due to an increase in payroll related costs resulting from employee growth.

General and administrative—stock-based compensation expense—General and administrative—stock-based compensation expense decreased by $12,000 to $718,000 for the three months ended September 30, 2005 compared to $730,000 for the same period in 2004.

Provision for loan losses—The Company’s charge for provision for loan losses decreased to $0 for the three months ended September 30, 2005 compared to $2.0 million for the same period in 2004. As more fully discussed in Note 4 to the Company’s Consolidated Financial Statements, the Company has experienced minimal actual losses on its loan investments to date. The Company considers it prudent to reflect provisions for loan losses on a portfolio basis, if necessary, based upon the Company’s assessment of general market conditions, the Company’s internal risk management policies and credit risk rating system, industry loss experience, the Company’s assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

Loss on early extinguishment of debt—During the three months ended September 30, 2005, the Company had incurred $44.4 million of losses on early extinguishment of debt associated with the amortization of deferred financing costs, the amortization of cap premium and cash prepayment fees related to the early repayment of the Company’s STARs, Series 2002-1 Notes and the STARs, Series 2003-1 Notes. The Company also incurred a loss of approximately $55,000 associated with the write-off of the discount related to the early repayment of the Company’s $76.0 million term loan which had an original maturity of December 2005.

During the three months ended September 30, 2004, the Company had no losses on early extinguishment of debt.

Equity in earnings (loss) from joint ventures—For the three months ended September 30, 2005, equity in earnings (loss) from joint ventures increased by $2.6 million to approximately $739,000 from $(1.9) million for the same period in 2004. This increase is primarily due to the sale of one of the Company’s CTL joint venture interests in five buildings in September 2004, the acquisition of the remaining interest of ACRE in November 2004 and the acquisition of the substantial minority interest in Oak Hill in April 2005 (see Note 6 to the Company’s Consolidated Financial Statements).

Income from discontinued operations—For the three months ended September 30, 2005 and 2004, operating income earned by the Company on CTL assets sold (prior to their sale) and assets held for sale of approximately $521,000 and $5.9 million, respectively, is classified as “discontinued operations,” even though such income was recognized by the Company prior to the asset dispositions or classification as “Assets held for sale” on the Company’s Consolidated Balance Sheets.

Gain from discontinued operations—During the three months ended September 30, 2005, the Company disposed of one CTL asset for net proceeds of $4.4 million and recognized a gain of approximately $552,000.

During the three months ended September 30, 2004, the Company disposed of three CTL assets for net proceeds of $46.8 million and recognized a gain of approximately $2.0 million.

Nine months ended September 30, 2005 Compared to the Nine months ended September 30, 2004

Interest income—Interest income increased by $35.1 million to $299.1 million for the nine months ended September 30, 2005 from $264.0 million for the same period in 2004. This increase was primarily due to $128.8 million of interest income on new originations or additional fundings, offset by a $91.7 million decrease from the repayment of loans and other lending investments. This increase was also due to an increase in interest income on the Company’s variable-rate lending investments as a result of higher average one-month LIBOR rates of 3.13 % in 2005, compared to 1.29% in 2004.

Operating lease income—Operating lease income increased by $22.2 million to $231.8 million for the nine months ended September 30, 2005 from $209.6 million for the same period in 2004. Of this increase, $25.7 million is attributable to new CTL investments and the consolidation of Sunnyvale in March 2004 and the acquisition of the remaining interest of ACRE in November 2004 and an additional $2.0 million of operating lease income from one CTL customer that is terminating its lease. This increase is partially offset by $5.6 million of lower operating lease income due to vacancies and lower rental rates on certain CTL assets.

Other income—Other income generally consists of prepayment penalties and realized gains from the early repayment of loans and other lending investments, financial advisory and asset management fees, lease termination fees, gross profit from timber operations and income from certain equity investments. During the nine months ended September 30, 2005, other income included realized gains on sale of marketable securities of $3.2 million, income from loan repayments and prepayment penalties of $56.4 million, lease termination, asset management, mortgage servicing and other fees of approximately $769,000, timber operations and management income of $986,000 and other items such as income from certain equity investments of $8.5 million.

During the nine months ended September 30, 2004, other income included realized gains on sale of lending investments of $6.8 million, income from loan repayments and prepayment penalties of $21.9 million, asset management, mortgage servicing and other fees of approximately $1.3 million and other miscellaneous income such as income from certain equity investments of $1.4 million.

Interest expense—For the nine months ended September 30, 2005, interest expense increased by $60.6 million to $231.3 million from $170.7 million for the same period in 2004. This increase was primarily due to higher average borrowings on the Company’s unsecured debt obligations. This increase was also due to higher average one-month LIBOR rates, which averaged 3.13% in 2005 compared to 1.29% in 2004 and higher average three-month LIBOR rates, which averaged 3.31% in 2005 compared to 1.40% in 2004, on the unhedged portion of the Company’s variable-rate debt.

Operating costs—corporate tenant lease assets—For the nine months ended September 30, 2005, operating costs increased by $3.9 million to $17.1 million from $13.2 million for the same period in 2004. This increase is primarily related to higher unrecoverable operating costs due to vacancies and lease modifications on certain CTL assets.

Depreciation and amortization—Depreciation and amortization increased by $7.0 million to $53.8 million for the nine months ended September 30, 2005 from $46.8 million for the same period in 2004. This increase is primarily due to depreciation on new CTL investments.

General and administrative—For the nine months ended September 30, 2005, general and administrative expenses increased by $8.4 million to $44.8 million, compared to $36.4 million for the same period in 2004. This increase is primarily due to an increase in payroll related costs resulting from employee growth.

General and administrative—stock-based compensation expense—General and administrative—stock-based compensation expense decreased by $106.8 million to $2.0 million for the nine months ended September 30, 2005, compared to $108.8 million for the same period in 2004. In 2004, the Company recognized a charge of approximately $106.9 million composed of $4.1 million for the performance-based vesting of 100,000 restricted shares granted under the Company’s long-term incentive plan to the Chief Financial Officer, $86.0 million for the vesting of 2.0 million phantom shares on March 30, 2004 granted to the Chief Executive Officer, $10.1 million for the one-time award of Common Stock to the Chief Executive Officer and $6.7 million for the vesting of 155,000 restricted shares granted to several employees.

Provision for loan losses—The Company’s charge for provision for loan losses decreased to $2.3 million for the nine months ended September 30, 2005 compared to $7.0 million for the same period in 2004. As more fully discussed in Note 4 to the Company’s Consolidated Financial Statements, the Company has experienced minimal actual losses on its loan investments to date. The Company considers it prudent to reflect provisions for loan losses on a portfolio basis, if necessary, based upon the Company’s assessment of general market conditions, the Company’s internal risk management policies and credit risk rating system, industry loss experience, the Company’s assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

Loss on early extinguishment of debt—During the nine months ended September 30, 2005, the Company had incurred $44.4 million of losses on early extinguishment of debt associated with the amortization of deferred financing costs, the amortization of cap premium and cash prepayment fees related to the early repayment of the Company’s STARs, Series 2002-1 Notes and the STARs, Series 2003-1 Notes. The Company also incurred a loss of approximately $55,000 associated with the write-off of the discount related to the early repayment of the Company’s $76.0 million term loan which had an original maturity of December 2005.

During the nine months ended September 30, 2004, the Company had incurred $755,000 of losses on early extinguishment of debt associated with the amortization of deferred financing costs related to the early repayment of the Company’s $48.0 million term loan which had an original maturity of July 2008. The Company also incurred a loss of $251,000 associated with the amortization of deferred financing costs related to the early termination of the Company’s $300.0 million unsecured credit facility maturing July 2004. In addition, the Company had $11.5 million of losses on early extinguishment of debt associated with the prepayment penalties and amortization of deferred financing costs related to the redemption of $110.0 million of the Company’s 8.75% Senior Notes due 2008. In addition, the Company incurred $428,000 of losses associated with the amortization of deferred financing costs related to the early repayment of the Company’s $60.0 million term loan which had an original maturity of June 2004. The Company also incurred a loss of $287,000 asociated with amortization of deferred financing costs related to the early repayment of the Company’s $193.0 million term loan which had an original maturity of July 2004. All of these activities related to the Company’s strategies of migrating its borrowings toward more unsecured debt and taking advantage of lower cost refinancing opportunities.

Equity in earnings (loss) from joint ventures—For the nine months ended September 30, 2005, equity in earnings (loss) from joint ventures decreased by $2.9 million to approximately $574,000 from $3.5 million for the same period in 2004. This decrease is primarily due to lease termination income recognized in 2004 and the conveyance by one of the Company’s CTL joint ventures of its interest in two buildings and the related property to the mortgage lender in exchange for satisfaction of its obligations of the related loan in the first quarter of 2004. In addition, this decrease is due to the consolidation of Sunnyvale in March 2004 but is partially offset by the sale of one of the Company’s CTL joint venture interests in five buildings in September 2004, the acquisition of the remaining interest of ACRE in November 2004 and the acquisition of the substantial minority interest in Oak Hill in April 2005 (see Note 6 to the Company’s Consolidated Financial Statements).

Income from discontinued operations—For the nine months ended September 30, 2005 and 2004, operating income earned by the Company on CTL assets sold (prior to their sale) and assets held for sale of $1.7 million and $18.3 million, respectively, is classified as “discontinued operations,” even though such income was recognized by the Company prior to the asset dispositions or classification as “Assets held for sale” on the Company’s Consolidated Balance Sheets.

Gain from discontinued operations—During the nine months ended September 30, 2005, the Company disposed of two CTL asset for net proceeds of $10.4 million and recognized a gain of approximately $958,000.

During the nine months ended September  30, 2004, the Company disposed of four CTL assets for net proceeds of $49.7 million and recognized a gain of approximately $2.1 million.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
	(Unaudited)
Adjusted earnings:
Net income allocable to common shareholders and HPU holders	$47,955	$74,522	$175,854	$92,247
Add: Joint venture income	31	43	105	7
Add: Depreciation, depletion and amortization	19,485	17,644	56,016	50,664
Add: Joint venture depreciation and amortization	2,704	1,451	5,546	3,473
Add: Amortization of deferred financing costs	45,336	7,427	60,837	26,598
Less: Gains from discontinued operations	(552)	(2,013)	(958)	(2,149)
Adjusted diluted earnings allocable to common shareholders and HPU holders(1)(2)(3)	$114,959	$99,074	$297,400	$170,840
Weighted average diluted common shares outstanding(4)	114,073	112,568	113,560	112,390

Explanatory Notes:

(1)    HPU holders are Company employees who purchased high performance common stock units under the Company’s High Performance Unit Program.

(2)    For the three months ended September 30, 2005 and 2004, adjusted diluted earnings allocable to common shareholders and HPU holders includes $2,791 and $1,565 of adjusted earnings allocable to HPU holders, respectively. For the nine months ended September 30, 2005 and 2004, adjusted diluted earnings allocable to common shareholders and HPU holders include $7,248 and $2,684, of adjusted earnings allocable to HPU holders, respectively.

(3)    For nine months ended September  30, 2004, adjusted diluted earnings allocable to common shareholders includes a $106.9 million charge related to performance-based vesting of 100,000 restricted shares granted under the Company’s long-term incentive plan to the Chief Financial Officer, the vesting of 2.0 million phantom shares on March 30, 2004 granted to the Chief Executive Officer, the one-time award of Common Stock with a value of $10.0 million to the Chief Executive Officer, the vesting of 155,000 restricted shares granted to several employees and the Company’s share of taxes associated with all transactions. In addition, for the nine months ended September 30, 2005 and 2004, includes $6.8 million and $9.6 million of cash paid for prepayment penalties associated with early extinguishment of debt.

(4)    For the three and nine months ended September 30, 2005, in addition to the GAAP defined weighted average diluted shares outstanding this balance includes an additional 52,000 shares and 59,000 shares, respectively, related to the additional dilution of joint venture shares.

Risk Management

Loans and Other Lending Investments Credit Statistics—The table below summarizes the Company’s loans and other lending investments that are more than 90-days past due in scheduled payments and details the provision for loan losses associated with the Company’s lending investments for September 30, 2005, and December 31, 2004, as well as charge-offs for the nine months ended September 30, 2005 and the year ended December 31, 2004 (in thousands):

	As of September 30, 2005		As of December 31, 2004
	$	%	$	%
Carrying value of loans past due 90 days or more/	$72,011		$27,526
As a percentage of total assets		0.90%		0.38%
As a percentage of total loans		1.70%		0.69%
Provision for loan losses/	46,876		42,436
As a percentage of total assets		0.59%		0.59%
As a percentage of total loans		1.11%		1.07%
Net charge-offs/	—		—
As a percentage of total assets		0.00%		0.00%
As a percentage of total loans		0.00%		0.00%

Non-Performing Loans—Non-performing loans includes all loans on non-accrual status and repossessed real estate collateral. The Company transfers loans to non-accrual status at such time as: (1) management determines the borrower is incapable of, or has ceased efforts towards, curing the cause of an impairment; (2) the loan becomes 90 days delinquent; (3) the loan has a maturity default; or (4) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. As of September 30, 2005, the Company’s non-performing loans included two non-accrual loans with an aggregate carrying value of $72.0 million, or 0.90% of total assets, compared to 0.38% at December 31, 2004, and no repossessed real estate collateral. Management believes there is adequate collateral to support the book values of these loans.

Watch List Asset—The Company conducts a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an “early warning system.” As of September 30, 2005, the Company had one asset on its credit watch list, excluding those assets included in non-performing loans above, with an aggregate carrying value of $5.1 million, or 0.06% of total assets.

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

The following table outlines the contractual obligations related to the Company’s long-term debt agreements and operating lease obligations as of September 30, 2005. There are no other long-term liabilities of the Company that would constitute a contractual obligation.

	Principal Payments Due By Period(1)
	Total	Less Than 1 Year	2–3 Years	4–5 Years	6–10 Years	After 10 Years
	(In thousands)
Long-Term Debt Obligations:
Unsecured notes	$3,742,022	$50,000	$1,025,000	$600,000	$2,067,022	$—
Unsecured revolving credit facilities	930,000	—	—	930,000	—	—
Secured term loans(2)	550,417	76,089	2,609	291,514	91,643	88,562
Secured revolving credit facilities	11,325	—	11,325	—	—	—
Other debt obligations	100,000	—	—	—	—	100,000
Total	5,333,764	126,089	1,038,934	1,821,514	2,158,665	188,562
Operating Lease Obligations:(3)	14,330	3,079	6,135	4,269	847	—
Total	$5,348,094	$129,168	$1,045,069	$1,825,783	$2,159,512	$188,562

Explanatory Notes:

(1)    Assumes exercise of extensions on the Company’s long-term debt obligations to the extent such extensions are at the Company’s option.

(2)    The Company also has letters of credit outstanding totaling $7.1 million as additional collateral for two of its secured term loans.

(3)    The Company also has a $1.0 million letter of credit outstanding as security for its primary corporate office lease.

The Company’s primary credit facility is an unsecured credit facility totaling $1.5 billion which bears interest at LIBOR + 0.875% per annum and matures in April 2008. At September 30, 2005, the Company had $930.0 million drawn under this facility (see Note 9 to the Company’s Consolidated Financial Statements). The Company also has one LIBOR-based secured revolving credit facility with an aggregate maximum capacity of $700.0 million, of which $11.3 million was drawn as of September 30, 2005. Availability under this facility is based on collateral provided under a borrowing base calculation.

The Company’s debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels and a requirement to maintain specified ratios of unsecured indebtedness compared to unencumbered assets.

Significant non-financial covenants include a requirement in some of its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of September 30, 2005, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

Unencumbered Assets/Unsecured Debt—The Company has completed the migration of its balance sheet towards more unsecured debt, which generally results in a corresponding reduction of secured debt and an increase in unencumbered assets. The exact timing in which the Company will issue or borrow unsecured debt will be subject to market conditions. The following table shows the ratio of unencumbered assets to unsecured debt at September 30, 2005 and December 31, 2004 (in thousands):

	As of September 30, 2005	As of December 31, 2004
Total Unencumbered Assets	$7,302,300	$4,687,044
Total Unsecured Debt(1)	$4,772,022	$2,965,000
Unencumbered Assets/Unsecured Debt	153%	158%

Explanatory Note:

(1)    See Note 9 to the Company’s Consolidated Financial Statements for a more detailed description of the Company’s unsecured debt.

Capital Markets Financing—During the nine months ended September 30, 2005, the Company issued $1.2 billion aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 5.15% to 6.05% and maturing between 2010 and 2015, and $400.0 million of variable-rate Senior Notes bearing interest at an annual rate of three-month LIBOR + 0.39% and maturing in 2008. The proceeds from these transactions were used to repay outstanding balances on the Company’s revolving credit facilities. The Company was an active issuer in the capital markets in the year ended December 31, 2004 and during the first nine months of 2005. The continued strength of the Company’s operating performance and the low interest rate environment provided the Company with the opportunity to issue preferred equity and unsecured debt securities on attractive pricing terms.

In addition, on September 14, 2005, the Company completed the issuance of $100.0 million in unsecured floating rate trust preferred securities through a newly formed statutory trust, iStar Financial Statutory Trust I, that is a subsidiary of the Company. The securities are subordinate to the Company’s senior unsecured debt, bear interest at a rate of LIBOR + 1.50%. The trust preferred securities are redeemable, at the option of the Company, in whole or in part, with no prepayment premium any time after October  2010.

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

Unsecured/Secured Credit Facilities Activity—On March 12, 2005, August 12, 2005 and September 30, 2005, the Company’s secured revolving credit facilities with a maximum amount available to draw of $250.0 million, $350.0 million and $500.0 million, respectively, matured.

On September 16, 2005, the commitment on the unsecured facility was increased to $1.5 billion under the accordion feature of the facility.

On July 20, 2004, one of the Company’s $500.0 million secured facilities was amended to reduce the maximum amount available to $350.0 million, to extend the final maturity to August 2005 and to reduce the stated interest rate on first mortgage collateral to LIBOR + 1.50%.

On April 19, 2004, the Company completed a new $850.0 million unsecured revolving credit facility with 19 banks and financial institutions. The new facility has a three-year initial term with a one-year extension at the Company’s option. The facility bears interest, based upon the Company’s current credit ratings, at a rate of LIBOR + 0.875% and a 17.5 basis point annual facility fee decreased from LIBOR + 1.00% and 25 basis points, respectively, due to an upgrade in the Company’s senior unsecured debt rating to investment grade by S&P. On December 17, 2004, the commitment on this facility was increased to $1.3 billion and the accordion feature was amended to permit an increase in the facility to $1.5 billion in the future if necessary. This new facility replaced a $300.0 million unsecured credit facility with a scheduled maturity of July 2004.

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

Other Financing Activity—During the nine months ended September 30, 2005, the Company repaid a $76.0 million mortgage on 11 CTL investments which was open to prepayment without penalty. In addition, the Company fully repaid the STARs Series 2002-1 and STARs Series 2003-1 Notes which had an aggregate outstanding principal balance of approximately $620.7 million on the date of repayment. The Company incurred one-time cash costs, including prepayment and other fees, of approximately $6.8 million and a non-cash charge of approximately $37.5 million to write-off deferred financing fees and expenses.

During the 12 months ended December 31, 2004, the Company purchased the remaining interest in the ACRE Simon joint venture from the former ACRE Simon external member for $40.1 million. Upon purchase of the interest, the ACRE Simon joint venture became fully consolidated for accounting purposes and approximately $31.8 million of secured term debt is reflected on the Company’s Consolidated Balance Sheets. The term loans bear interest at rates of 7.61% to 8.43% and mature between 2005 and 2011. In addition, the Company repaid a total of $314.6 million in term loan financing, $9.8 million of which was part of the ACRE Simon acquisition.

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

The Company has entered into the following cash flow and fair value hedges that are outstanding as of September 30, 2005. All hedges are currently effective and no ineffectiveness exists. The value associated with these hedges is reflected on the Company’s Consolidated Balance Sheets (in thousands).

Type of Hedge	Notional Amount	Strike Price or Swap Rate	Trade Date	Maturity Date	Estimated Value at September 30, 2005
Pay-Fixed Swap	$125,000	2.885%	1/23/03	6/25/06	$1,285
Pay-Fixed Swap	125,000	2.838%	2/11/03	6/25/06	1,329
Pay-Fixed Swap	100,000	4.740%	5/19/05	11/15/16	789
Pay-Fixed Swap	75,000	4.853%	9/22/05	8/15/18	516
Pay-Fixed Swap	50,000	4.745%	5/19/05	11/15/16	376
Pay-Fixed Swap	50,000	4.745%	5/19/05	11/15/16	376
Pay-Fixed Swap	50,000	4.610%	5/31/05	11/15/16	882
Pay-Fixed Swap	50,000	4.610%	5/31/05	11/15/16	882
Pay-Fixed Swap	50,000	4.483%	6/1/05	11/15/16	1,360
Pay-Fixed Swap	50,000	4.483%	6/1/05	11/15/16	1,360
Pay-Fixed Swap	50,000	4.854%	9/22/05	8/15/18	341
Pay-Floating Swap	200,000	4.381%	12/17/03	12/15/10	(3,353)
Pay-Floating Swap	105,000	3.678%	1/15/04	1/15/09	(3,457)
Pay-Floating Swap	100,000	4.345%	12/17/03	12/15/10	(1,852)
Pay-Floating Swap	100,000	3.878%	11/27/02	8/15/08	(1,941)
Pay-Floating Swap	100,000	3.713%	1/15/04	1/15/09	(3,179)
Pay-Floating Swap	100,000	3.686%	1/15/04	1/15/09	(3,264)
Pay-Floating Swap	100,000	4.448%	4/14/05	4/15/10	(322)
Pay-Floating Swap	100,000	4.444%	4/14/05	4/15/10	(338)
Pay-Floating Swap	50,000	4.440%	4/14/05	4/15/10	(178)
Pay-Floating Swap	50,000	3.810%	11/27/02	8/15/08	(1,065)
Pay-Floating Swap	50,000	4.290%	12/17/03	12/15/10	(1,060)
Pay-Floating Swap	45,000	3.684%	1/15/04	1/15/09	(1,473)
LIBOR Cap	135,000	6.000%	9/29/03	10/15/06	3
Total Estimated Value					$(11,983)

In addition to the swaps and cap mentioned above, the Company has entered into two foreign currency hedging transactions.  On September 19, 2005, the Company entered into a forward currency swap that effectively locks foreign exchanges rates in connection with a loan denominated in British pounds. The value of this swap on September 30, 2005 was approximately $75,000. On June 17, 2005, the Company entered into a cross-currency swap that effectively converts EURIBOR to US LIBOR in connection with a loan denominated in euros. The value of this swap on September 30, 2005 was approximately $151,000. The change in fair value of these swaps is reflected as an adjustment to “Other income” on the Company’s Consolidated Statements of Operations.

On September 22, 2005, the Company entered into two forward starting swaps both with ten-year terms, rates of 4.853% and 4.854% and notional amounts of $75.0 million and $50.0 million, respectively. These swaps were used to lock-in swap rates related to a portion of planned future fixed-rate note issuances.

On June 1, 2005, the Company entered into two forward starting swaps both with ten-year terms and rates of 4.483% and notional amounts of $50.0 million. These swaps were used to lock-in swap rates related to a portion of planned future fixed-rate note issuances.

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

In connection with STARs, Series 2003-1 in May 2003, the Company entered into a LIBOR interest rate cap struck at 6.95% in the notional amount of $270.6 million, and simultaneously sold a LIBOR interest rate cap with the same terms. Since these instruments do not change the Company’s net interest rate risk exposure, they do not qualify as hedges and changes in their respective values are charged to earnings. As the terms of these arrangements are substantially the same, the effects of a revaluation of these two instruments substantially offset one another. On September 28, 2005, in  connection with the repayment of STARs, Series 2003-1, these two interest rate caps were settled.

In connection with STARs, Series 2002-1 in May 2002, the Company entered into a LIBOR interest rate cap struck at 8.00% in the notional amount of $345.0 million. The Company utilizes the provisions of SFAS No. 133 with respect to such instruments. SFAS No. 133 provides that the up-front fees paid on option-based products such as caps should be expensed into earnings based on the allocation of the premium to the affected periods as if the agreement were a series of “caplets.” These allocated premiums are then reflected as a charge to income (as part of interest expense) in the affected period. On May 28, 2002, in connection with the STARs, Series 2002-1 transaction, the Company paid a premium of $13.7 million for this interest rate cap. Using the “caplet” methodology discussed above, amortization of the cap premium is dependent upon the actual value of the caplets at inception. On September 28, 2005, in connection with the repayment of STARs, Series 2002-1, this cap was sold for approximately $2.4 million which partially offset the remaining premium of approximately $11.0 million which is recorded in “Loss on early extinguishment of debt” on the Company’s Consolidated Statements of Operations.

Off-Balance Sheet Transactions—The Company is not dependent on the use of any off-balance sheet financing arrangements for liquidity. As of September 30, 2005, the Company did not have any CTL joint ventures accounted for under the equity method, which had third-party debt.

The Company’s STARs securitizations are all on-balance sheet financings. These securitizations were prepaid on September 28, 2005.

The Company has certain discretionary and non-discretionary unfunded commitments related to its loans and other lending investments that it may need to, or choose to, fund in the future. Discretionary commitments are those under which the Company has sole discretion with respect to future funding. Non-discretionary commitments are those that the Company is generally obligated to fund at the request of the borrower or upon the occurrence of events outside of the Company’s direct control. As of September 30,

2005, the Company had 31 loans with unfunded commitments totaling $903.3 million, of which $39.7 million was discretionary and $863.6 million was non-discretionary. In addition, the Company has $78.2 million of non-discretionary unfunded commitments related to eight CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Further, the Company had one equity investment with unfunded non-discretionary commitments of $24.9 million.

Ratings Triggers—The $1.5 billion unsecured revolving credit facility that the Company has in place at September 30, 2005, bears interest at LIBOR + 0.875% per annum based on the Company’s senior unsecured credit ratings of BBB- from S&P, Baa3 from Moody’s and BBB- from Fitch Ratings. This rate was reduced from LIBOR + 1.00% due to the Company achieving an investment grade senior unsecured debt rating from S&P in October 2004. There are no other ratings triggers in any of the Company’s debt instruments or other operating or financial agreements at September 30, 2005.

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

DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company’s shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company’s shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company’s sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company’s Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three months ended September 30, 2005 and 2004, the Company issued a total of approximately  386,000 and 17,400 shares of its Common Stock, respectively, and during the nine months ended September 30, 2005 and 2004, the Company issued a total of approximately 411,000 and 410,000 shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three months ended September 30, 2005 and 2004, were approximately $15.6 million and $681,000, respectively, and $16.6 million and $16.8 million during the nine months ended September 30, 2005 and 2004, respectively. There are approximately 2.7 million shares available for issuance under the plan as of September 30, 2005.

Stock Repurchase Program—The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of September 30, 2005, the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. The Company has not repurchased any shares under the stock repurchase program since November 2000, however, the Company has issued approximately 1.2 million shares of its treasury stock as of September 30, 2005 (see Note 10 to the Company’s Consolidated Financial Statements).

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

Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. During the nine months ended September 30, 2005, management reviewed and evaluated its critical accounting policies and believes them to be appropriate. The Company’s accounting policies are described in Note 3 to the Company’s Consolidated Financial Statements. Management believes the more significant of these to be as follows:

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

New Accounting Standards

In June 2005, the Emerging Issues Task Force reached a consensus on EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or

Similar Entity When the Limited Partners Have Certain Rights.”  EITF 04-5 states that a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate the limited partnership unless one of the following two conditions exist:  (1) the limited partners possess substantive kick-out rights, or (2) the limited partners possess substantive participating rights. A kick-out right is defined as the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause. Substantive rights are defined as those rights that:  (1) can be exercised by the vote of a simple majority of the limited partner voting interests, and (2) have no significant barriers to the exercise of the rights. The consensus guidance in EITF 04-5 is effective for all agreements entered into or modified after June 29, 2005. For all pre-existing agreements that are not modified, the consensus is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005. The Company adopted the provisions of this guidance, as required, and it did not have a significant impact on the Company’s Consolidated Financial Statements.

In December 2004, the FASB released Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment.” This standard requires issuers to measure the cost of equity-based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (typically the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will initially measure the cost of liability-based service awards based on their current fair value. The fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Companies can comply with FASB No. 123R using one of three transition methods: (1) the modified prospective method; (2) the modified retrospective method; or (3) a variation of the modified retrospective method. The provisions of this statement are effective for annual periods beginning after June 15, 2005. The Company adopted the fair-value method in the third quarter 2002 (retroactive to the beginning of the year) and applied the prospective method of SFAS No. 148 which allowed the Company to expense the options granted in that year. The Company expects to adopt SFAS No. 123R on January 1, 2006, and is still evaluating the financial impact on the Company’s Consolidated Financial Statements.

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

iSTAR FINANCIAL INC.
Registrant
Date: November 9, 2005	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and
Chief Executive Officer (Principal executive officer)
Date: November 9, 2005	/s/ CATHERINE D. RICE
Catherine D. Rice
Chief Financial Officer (Principal financial and accounting officer)