Form 10-K
period 2005-12-31
ISTAR FINANCIAL INC
filed 2006-03-16
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12-b-2).

Large accelerated filer ☒   a large accelerated filer, Accelerated filer or a non-accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

As of June 30, 2005 the aggregate market value of the common stock, $0.001 par value per share of iStar Financial Inc. (“Common Stock”), held by non-affiliates(1) of the registrant was approximately $4.3 billion, based upon the closing price of $41.59 on the New York Stock Exchange composite tape on such date.

As of February 28, 2006, there were 114,681,387 shares of Common Stock outstanding.

(1)                For purposes of this Annual Report only, includes all outstanding Common Stock other than Common Stock held directly by the registrant’s directors and executive officers.

DOCUMENTS INCORPORATED BY REFERENCE

1.                    Portions of the registrant’s definitive proxy statement for the registrant’s 2006 Annual Meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.                        Business

Explanatory Note for Purposes of the “Safe Harbor Provisions” of Section 21E of the Securities Exchange Act of 1934, as amended

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, iStar Financial Inc.’s (the “Company’s”) current business plan, business strategy and portfolio management. The Company’s actual results or outcomes may differ materially from those anticipated. Important factors that the Company believes might cause such differences are discussed in the cautionary statements presented under the caption “Risk Factors” in Item 1a of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

Overview

iStar Financial Inc. is the leading publicly traded finance company focused on the commercial real estate industry. The Company primarily provides custom tailored financing to high end private and corporate owners of real estate, including senior and mezzanine real estate debt, senior and mezzanine corporate capital, and corporate net lease financing. The Company, which is taxed as a real estate investment trust (“REIT”), seeks to deliver strong dividends and superior risk-adjusted returns on equity to shareholders by providing innovative and value added financing solutions to its customers.

Our two primary lines of business are lending and corporate tenant leasing. The lending business is primarily comprised of senior and subordinated loans that typically range in size from $20 million to $150 million and have maturities generally ranging from three to ten years. These loans may be either fixed rate (based on the U.S. Treasury rate plus a spread) or variable rate (based on LIBOR plus a spread) and are structured to meet the specific financing needs of the borrowers. We also provide senior and subordinated capital to corporations engaged in real estate or real estate related businesses. These financings may be either secured or unsecured, typically range in size from $20 million to $150 million and have maturities generally ranging from five to ten years. As part of the lending business, the Company also acquires whole loans and loan participations which present attractive risk-reward opportunities. Acquired loan positions typically range in size from $20 million to $100 million.

The Company’s corporate tenant leasing business provides capital to corporations and other owners who control facilities leased to single creditworthy customers. The Company’s net leased assets are generally mission critical headquarters or distribution facilities that are subject to long-term leases with public companies, many of which are rated corporate credits, and many of which provide for most expenses at the facility to be paid by the corporate customer on a triple net lease basis. Corporate tenant lease, or CTL, transactions have initial terms generally ranging from 15 to 20 years and typically range in size from $20 million to $150 million.

The Company began its business in 1993 through private investment funds formed to capitalize on inefficiencies in the real estate finance market. In March 1998, these funds contributed their assets to the Company’s predecessor in exchange for a controlling interest in that company. The Company later acquired its former external advisor in exchange for shares of the Company’s common stock (‘‘Common Stock’’) and converted its organizational form to a Maryland corporation. As part of the conversion to a Maryland corporation, the Company replaced its former dual class common share structure with a single class of Common Stock. The Company’s Common Stock began trading on the New York Stock Exchange on November 4, 1999. Prior to this date, the Company’s common stock was traded on the American Stock Exchange. Since that time, the Company has grown by originating new lending and leasing transactions, as well as through corporate acquisitions, including the acquisition in 1999 of TriNet Corporate Realty Trust, Inc. (“TriNet”).

Investment Strategy

The Company’s investment strategy targets specific sectors of the real estate and corporate credit markets in which it believes it can deliver innovative, custom-tailored and flexible financial solutions to its customers, thereby differentiating its financial products from those offered by other capital providers.

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

•       Taking advantage of market anomalies in the real estate financing markets when the Company believes credit is mispriced by other providers of capital, such as the spread between lease yields and the yields on corporate customers’ underlying credit obligations.

The Company seeks to invest in a mix of portfolio financing transactions to create asset diversification and single-asset financings for properties with strong, long-term competitive market positions. The Company’s credit process focuses on:

•       Building diversification by asset type, property type, obligor, loan/lease maturity and geography.

•       Financing commercial real estate assets in major metropolitan markets.

•       Underwriting assets using conservative assumptions regarding collateral value and future property performance.

•       Focusing on replacement costs as the long-term determinant of real estate values.

•       Stress testing potential investments for adverse economic and real estate market conditions.

The Company seeks to maintain an investment portfolio which is diversified by asset type, underlying property type and geography. As of December 31, 2005, based on current gross carrying values, the Company’s total investment portfolio has the following characteristics:

Since the Company’s inception, substantially all of its investments have been in assets and with customers based in the United States and the Company has conducted its operations exclusively from the United States. In the first quarter of 2006, the Company opened a subsidiary in London, England which at the time had only one employee. The Company will use its London office to source investment opportunities abroad, primarily in Europe; however, the Company does not expect that non-U.S. investments will represent a material portion of its assets over the next 12 months.

The Company’s Underwriting Process

The Company discusses and analyzes investment opportunities during regular weekly meetings which are attended by all of its investment professionals, as well as representatives from its legal, risk management and capital markets areas. The Company has developed a process for screening potential investments called the Six Point Methodologysm. Through this process the Company evaluates an investment opportunity prior to beginning its formal due diligence process by: (1) evaluating the source of the opportunity; (2) evaluating the quality of the collateral or corporate credit, as well as its market or industry dynamics; (3) evaluating the equity or corporate sponsor; (4) determining whether it can implement an appropriate legal and financial structure for the transaction given its risk profile; (5) performing an alternative investment test; and (6) evaluating the liquidity of the investment and its ability to match fund the asset.

The Company has an intensive underwriting process in place for all potential investments. This process provides for comprehensive feedback and review by all disciplines within the Company, including investments, credit, risk management, legal/structuring and capital markets. Participation is encouraged from all professionals throughout the entire origination process, from the initial consideration of the opportunity, through the Six Point Methodologysm and into the preparation and distribution of a comprehensive memorandum for the Company’s internal and/or Board of Directors investment committees.

Commitments of less than $10.0 million can be approved by the Chairman and Chief Executive Officer. Commitments between $10.0 million and $75.0 million require the unanimous consent of the Company’s internal investment committee, consisting of senior management representatives from each of the Company’s key disciplines. For commitments between $75.0 million and $150.0 million, the further approval of the investment committee of the Company’s board of directors’ (the “Board of Directors”) is also required. All commitments of $150.0 million or more must be approved by a majority vote of the Board of Directors. In addition, strategic investments such as a corporate merger or an acquisition of another business entity (other than a corporate net lease financing) or any other material transaction in an amount over $75.0 million involving the Company’s entry into a new line of business, must be approved by a majority vote of the Board of Directors.

Financing Strategy

The Company has access to a wide range of debt and equity capital resources to finance its investment and growth strategies. At December 31, 2005, the Company had over $2.4 billion of tangible book equity capital and a total market capitalization of approximately $10.4 billion. The Company believes that its size and track record are competitive advantages in obtaining attractive financing for its businesses.

The Company seeks to maximize risk-adjusted returns on equity and financial flexibility by accessing a variety of public and private debt and equity capital sources. While the Company believes that it is important to maintain diverse sources of funding, in 2003 it began to emphasize unsecured funding sources of debt, such as long-term unsecured corporate debt. The Company believes that unsecured debt is more cost-effective, flexible and efficient than secured debt. The Company’s current sources of debt capital include:

•       Long-term, unsecured corporate debt.

•       A combined $2.2 billion of capacity under its unsecured and secured revolving credit facilities at year end.

•       Subordinated debt in the form of trust preferred securities.

•       Individual mortgages secured by certain of the Company’s assets.

The Company’s business model is premised on significantly lower leverage than many other commercial finance companies. In this regard, the Company seeks to:

•       Maintain a prudent corporate leverage level based upon the Company’s mix of business and appropriate leverage levels for each of its primary business lines.

•       Maintain a large tangible equity base and conservative credit statistics.

•       Match fund assets and liabilities.

A more detailed discussion of the Company’s current capital resources is provided in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Hedging Strategy

The Company has variable-rate lending assets and variable-rate debt obligations. These assets and liabilities create a natural hedge against changes in variable interest rates. This means that, as interest rates increase, the Company earns more on its variable-rate lending assets and pays more on its variable-rate debt obligations and, conversely, as interest rates decrease, the Company earns less on its variable-rate lending assets and pays less on its variable-rate debt obligations. When the Company’s variable-rate debt obligations exceed its variable-rate lending assets, the Company utilizes derivative instruments to limit the impact of changing interest rates on its net income. The Company’s policy requires that we manage our fixed/floating rate exposure such that a 100 basis point move in short term interest rates would have no more than a 2.5% impact on our quarterly adjusted earnings. The Company does not use derivative instruments to hedge assets or for speculative purposes. The derivative instruments the Company uses are typically in the form of interest rate swaps and interest rate caps. Interest rate swaps effectively change variable-rate debt obligations to fixed-rate debt obligations. In addition, when appropriate the Company enters into interest rate swaps that convert fixed-rate debt to variable rate in order to mitigate the risk of changes in fair value of the fixed-rate debt obligations. Interest rate caps effectively limit the maximum interest rate on variable-rate debt obligations.

Developing an effective strategy for dealing with movements in interest rates is complex and no strategy can completely insulate the Company from risks associated with such fluctuations. There can be no assurance that the Company’s hedging activities will have the desired beneficial impact on its results of operations or financial condition.

During 2005, the Company entered into foreign currency hedges to mitigate the risk of loss due to currency fluctuations on its lending investments denominated in foreign currencies. The foreign currency exchange risk and the derivatives the Company uses to mitigate these risks are not significant to the Company’s financial statements.

The primary risks from the Company’s use of derivative instruments is the risk that a counterparty to a hedging arrangement could default on its obligation and the risk that the Company may have to pay certain costs, such as transaction fees or breakage costs, if a hedging arrangement is terminated by it. As a matter of policy, the Company enters into hedging arrangements with counterparties that are large, creditworthy financial institutions typically rated at least A/A2 by S&P and Moody’s Investors Service, respectively. The Company’s hedging strategy is monitored by its Audit Committee on behalf of its Board of Directors and may be changed by the Board of Directors without shareholder approval.

A more detailed discussion of the Company’s hedging policy is provided in Item 7—“Managements Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources.”

Business

Real Estate Lending

The Company primarily provides structured financing to high-end private and corporate owners of real estate, including senior and mezzanine real estate debt and senior and mezzanine corporate capital.

As of December 31, 2005, the Company’s loan portfolio is comprised of:

	Current Carrying Value	% of Total
	(In thousands)
First mortgages	$3,136,880	67%
Junior first mortgages	407,053	9%
Corporate loans/Other	1,164,858	25%
Gross carrying value	$4,708,791	100%
Reserve for loan losses	(46,876)
Total carrying value, net	$4,661,915

As more fully discussed in Note 3 to the Company’s Consolidated Financial Statements, the Company continually monitors borrower performance and completes a detailed, loan-by-loan formal credit review on a quarterly basis. After having originated or acquired over $16.9 billion of investment transactions over its twelve-year history through December 31, 2005, the Company and its private investment fund predecessors have experienced minimal actual losses on their lending investments.

Despite the Company’s historical track record of having minimal credit losses and loans on non-accrual status, the Company considers it prudent to reflect reserves for loan losses on a portfolio basis based upon the Company’s assessment of general market conditions, the Company’s internal risk management policies and credit risk rating system, industry loss experience, the Company’s assessment of the likelihood of delinquencies or defaults and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

As of December 31, 2005, the Company’s loan portfolio has the following characteristics:

Investment Class	Collateral Types	# of Loans In Class	Current Carrying Value(1)	Current Principal Balance Outstanding	Weighted Average Stated Pay Rate(2)(3)	Weighted Average First Dollar Current Loan-to- Value(4)	Weighted Average Last Dollar Current Loan-to- Value(4)
	(In thousands)
First Mortgages	Office/Residential/Retail/ Industrial, R&D/ Mixed Use/ Hotel/Entertainment, Leisure/Other	112	$3,136,880	$3,174,179	8.79%	1%	64%
Junior First Mortgages(5)	Office/Residential/Retail/ Industrial, R&D/Entertainment, Leisure /Mixed Use/Hotel/Other	19	407,053	413,873	9.81%	44%	65%
Corporate Loans/Other	Office/Residential/Retail/ Industrial, R&D/ Mixed Use/ Hotel/Entertainment, Leisure/Other	48	1,164,858	1,183,280	9.34%	48%	68%
Total/Weighted Average		179	$4,708,791	$4,771,332	9.01%	16%	65%

Explanatory Notes:

(1)        Where Current Carrying Value differs from Current Principal Balance Outstanding, the difference represents unamortized amount of acquired premiums, discounts or deferred loan fees.

(2)        All variable-rate loans assume a one-month LIBOR rate of 4.39% (the actual one-month LIBOR rate at December 31, 2005). As of December 31, 2005, two loans with a combined carrying value of $27.0 million have a stated accrual rate that exceeds the stated pay rate.

(3)        The Company’s GAAP yield is generally higher than stated pay rate due to amortization of loan fees and purchase discounts on certain loans.

(4)        Weighted average ratio of first and last dollar current loan carrying value to underlying collateral value using third-party appraisal or the Company’s internal valuation.

(5)        Junior first mortgages represent promissory notes secured by first mortgages which are junior to other promissory notes secured by the same first mortgage.

Summary of Interest Characteristics

As more fully discussed in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” as well as in Item 7a—“Quantitative and Qualitative Disclosures about Market Risk,” the Company utilizes certain interest rate risk management techniques, including both asset/liability matching and certain other hedging techniques, in order to mitigate the Company’s exposure to interest rate risks.

As of December 31, 2005, the Company’s loan portfolio has the following interest rate characteristics:

	Current Carrying Value	% of Total
	(In thousands)
Fixed-rate loans	$1,839,152	39%
Variable-rate loans	2,869,639	61%
Gross carrying value	$4,708,791	100%

Summary of Prepayment Terms

The Company is exposed to risks of prepayment on its loan assets, and generally seeks to protect itself from such risks by structuring its loans with prepayment restrictions and/or penalties.

As of December 31, 2005, the Company’s loan portfolio has the following call protection characteristics:

	Current Carrying Value	% of Total
	(In thousands)
Fixed prepayment penalties or minimum whole-dollar profit	$1,408,344	30%
Substantial lock-out for original term(1)	1,166,664	25%
Yield maintenance	176,253	4%
Total loans with call protection	2,751,261	58%
Currently open to prepayment with no penalty	1,957,530	42%
Gross carrying value	$4,708,791	100%

Explanatory Note:

(1)        For the purpose of this table, the Company has assumed a substantial lock-out to mean at least three years.

Summary of Lending Business Maturities

As of December 31, 2005, the Company’s loan portfolio has the following maturity characteristics:

Year of Maturity	Number of Transactions Maturing	Current Carrying Value	% of Total
		(In thousands)
2006	25	$878,241	19%
2007	18	649,688	14%
2008	33	976,441	21%
2009	22	814,625	17%
2010	13	335,769	7%
2011	14	243,153	5%
2012	6	108,785	2%
2013	7	97,764	2%
2014	7	141,200	3%
2015	2	105,095	3%
2016 and thereafter	32	358,030	8%
Total	179	$4,708,791	100%
Weighted average maturity		3.8 years

Corporate Tenant Leasing

The Company pursues the origination of CTL transactions by structuring purchase/leasebacks and by acquiring facilities subject to existing long-term net leases. In a typical purchase/leaseback transaction, the Company purchases a corporation’s facility and leases it back to that corporation subject to a long-term net lease. This structure allows the corporate customer to reinvest the proceeds from the sale of its facilities into its core business, while the Company capitalizes on its structured financing expertise.

The Company’s net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with public companies, many of which are rated corporate credits and many of which provide for most expenses at the facility to be paid by the corporate customer on a triple net lease basis. CTL transactions have initial terms generally ranging from 15 to 20 years and typically range in size from $20 million to $150 million.

The Company generally intends to hold its CTL assets for long-term investment. However, subject to certain tax restrictions, the Company may dispose of an asset if it deems the disposition to be in the Company’s best interests and may either reinvest the disposition proceeds, use the proceeds to reduce debt, or distribute the proceeds to shareholders.

The Company typically seeks general-purpose real estate with residual values that represent a discount to current market values and replacement costs. Under a typical net lease agreement, the corporate customer agrees to pay a base monthly operating lease payment and all facility operating expenses (including taxes, maintenance and insurance).

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

As of December 31, 2005, the Company had 155 corporate customers operating in more than 20 major industry sectors, including automotive, finance, healthcare, recreation, technology and telecommunications. The majority of these customers represent well-recognized national and international companies, such as Federal Express, IBM, Nike, Nokia, Verizon and the U.S. Government.

As of December 31, 2005, the Company’s CTL portfolio has the following tenant credit characteristics:

	Annualized In-Place Operating Lease Income(3)	% of In-Place Operating Lease Income
	(In thousands)
Investment grade(1)	$115,338	33%
Implied investment grade(2)	22,111	6%
Non-investment grade	92,598	27%
Unrated	115,411	33%
Total	$345,458	100%

Explanatory Notes:

(1)             A customer’s credit rating is considered “Investment Grade” if the tenant or its guarantor has a published senior unsecured credit rating of Baa3/BBB- or above by one or more of the three national rating agencies.

(2)             A customer’s credit rating is considered “Implied Investment Grade” if it is 100% owned by an investment-grade parent or it has no published ratings, but has credit characteristics that the Company believes warrant an investment grade senior unsecured credit rating. Examples at December 31, 2005 include Hewlett-Packard Co. and Volkswagen of America, Inc.

(3)             Reflects annualized GAAP operating lease income for the leases in-place at December 31, 2005.

Risk Management Strategies.   The Company believes that diligent risk management of its CTL assets is an essential component of its long-term strategy. There are several ways to optimize the performance and maximize the value of CTL assets. The Company monitors its portfolio for changes that could affect the performance of the markets, credits and industries in which it has invested. As part of this monitoring, the Company’s risk management group reviews market, customer and industry data and frequently inspects its facilities. In addition, the Company attempts to develop strong relationships with its large corporate customers, which provide a source of information concerning the customers’ facilities needs. These relationships allow the Company to be proactive in obtaining early lease renewals and in conducting early marketing of assets where the customer has decided not to renew.

As of December 31, 2005, the Company owned 376 office and industrial, entertainment, medical and retail facilities principally subject to net leases to 154 customers, comprising 34.8 million square feet in 39 states. The Company also has a portfolio of 17 hotels under a long-term master lease with a single customer. Information regarding the Company’s CTL assets as of December 31, 2005 is set forth below:

SIC Code		# of Leases	% of In-Place Operating Lease Income(1)	% of Total Revenue(2)
48	Communications	8	10.5%	4.6%
73	Business Services	16	10.1%	4.4%
79	Amusement and Recreation Services	4	9.7%	4.2%
70	Hotels, Rooming, Housing & Lodging	5	7.5%	3.3%
55	Automotive Dealers and Gasoline Service Stations	30	7.5%	3.3%
62	Security and Commodity Brokers	1	6.3%	2.8%
35	Industrial/Commercial Machinery, incl. Computers	14	6.2%	2.7%
37	Transportation Equipment	7	6.0%	2.6%
36	Electronic & Other Elec. Equipment	14	5.7%	2.5%
30	Rubber and Misc. Plastics Products	2	5.0%	2.2%
78	Motion Pictures	3	2.8%	1.2%
50	Wholesale Trade—Durable Goods	8	2.2%	1.0%
42	Motor Freight Transp. & Warehousing	3	2.0%	0.9%
80	Healthcare Services	17	2.0%	0.9%
64	Insurance Agents, Brokers & Service	3	1.9%	0.8%
63	Insurance Carriers	4	1.7%	0.8%
58	Eating and Drinking Places	14	1.7%	0.8%
91	Executive, Legislative and General Gov't.	3	1.6%	0.7%
87	Engineering, Accounting & Research Services	6	1.2%	0.5%
45	Airports, Flying Fields & Terminal Services	1	1.1%	0.5%
	Various	20	7.3%	3.1%
	Total	183	100.0%

Explanatory Notes:

(1)    Reflects annualized GAAP operating lease income for leases in place at December 31, 2005.

(2)    Reflects annualized GAAP operating lease income for leases in place at December 31, 2005 as a percentage of annualized total revenue for the quarter ended December 31, 2005.

As of December 31, 2005, lease expirations on the Company’s CTL assets, including facilities owned by the Company’s joint ventures, are as follows:

Year of Lease Expiration	Number of Leases Expiring	Annualized In-Place Operating Lease Income(1)	% of In-Place Operating Lease Income	% of Total Revenue(2)
	(In thousands)
2006	14	$20,879	6.0%	2.6%
2007	14	32,591	9.4%	4.1%
2008	5	9,644	2.8%	1.2%
2009	5	6,382	1.9%	0.8%
2010	13	13,443	3.9%	1.7%
2011	6	3,548	1.0%	0.5%
2012	14	21,291	6.2%	2.7%
2013	9	6,566	1.9%	0.8%
2014	27	21,710	6.3%	2.7%
2015	6	9,738	2.8%	1.2%
2016 and thereafter	70	199,666	57.8%	25.2%
Total	183	$345,458	100.0%
Weighted average remaining lease term		11.0 years

Explanatory Notes:

(1)             Reflects annualized GAAP operating lease income for leases in-place at December 31, 2005.

(2)             Reflects annualized GAAP operating lease income for leases in-place at December 31, 2005 as a percentage of annualized total revenue for the quarter ended December 31, 2005.

Policies with Respect to Other Activities

The Company’s investment, financing and conflicts of interests policies are managed under the ultimate supervision of the Company’s Board of Directors. The Board of Directors can amend, revise or eliminate these policies at any time without a vote of shareholders. At all times, the Company intends to make investments in a manner consistent with the requirements of the Internal Revenue Code of 1986, as amended (the “Code”) for the Company to qualify as a REIT.

Investment Restrictions or Limitations

The Company does not have any prescribed allocation among investments or product lines. Instead, the Company focuses on corporate and real estate credit underwriting to develop an in-depth analysis of the risk/reward ratios in determining the pricing and advisability of each particular transaction.

The Company believes that it is not, and intends to conduct its operations so as not to become, regulated as an investment company under the Investment Company Act. The Investment Company Act generally exempts entities that are “primarily engaged in purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (collectively, “Qualifying Interests”). The Company intends to rely on current interpretations of the Securities and Exchange Commission in an effort to qualify for this exemption. Based on these interpretations, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests and at least 25% of its assets in real estate-related assets (subject to reduction to the extent the Company invests more than 55% of its assets in Qualifying Interests). Generally, the Company’s senior mortgages, CTL assets and certain of its subordinated mortgages constitute Qualifying Interests. Subject to the limitations on ownership of certain types of assets and the gross income tests imposed by the Code, the Company also may invest in the securities of other REITs, other entities engaged in real estate activities or other issuers, including for the purpose of exercising control over such entities.

Competition

The Company operates in a highly competitive market. See Item 1a Risk Factors: “We compete with a variety of financing sources for our customers,” for a discussion of how we may be affected by competition.

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

The Company has elected and expects to continue to make an election to be taxed as a REIT under Section 856 through 860 of the Code. As a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income. In addition, the Company must distribute 100% of its taxable income to avoid paying corporate federal income taxes. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT status. These requirements include specific share ownership tests and assets and gross income composition tests. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income.

The American Jobs Creation Act

The American Jobs Creation Act of 2004 (the “Act”) was enacted on October 22, 2004. The Act modifies the manner in which the Company applies the gross income and asset test requirements under the Code. With respect to the asset tests, the Act expands the types of securities that qualify as “straight debt” for purposes of the 10% value limitation. The Act also clarifies that certain types of debt instruments, including loans to individuals or estates and securities of a REIT, are not “securities” for purposes of the 10% value limitation. With respect to the gross income tests, the Act provides that for the Company’s taxable years beginning on or after January 1, 2005, except to the extent provided by Treasury regulations, its income from certain hedging transactions that are clearly identified as hedges under Section 1221 of the Code, including gain from the sale or disposition of such a transaction, will be excluded from gross income for purposes of the 95% gross income test, to the extent the transaction hedges any indebtedness incurred or to be incurred by the trust to acquire or carry real estate.

The Act also sets forth rules that permit a REIT to avoid disqualification for de minimis failures (as defined in the Act) to satisfy the 5% and 10% value limitations under the asset tests if the REIT either disposes of the assets within six months after the last day of the quarter in which the REIT identifies the failure (or such other time period prescribed by the Treasury), or otherwise meets the requirements of such asset tests by the end of such time period. In addition, if a REIT fails to meet any of the asset test requirements for a particular quarter, and the de minimis exception described above does not apply, the REIT may cure such failure if the failure was due to reasonable cause and not to willful neglect, the REIT identifies such failure to the IRS and disposes of the assets that caused the failure within six months after the last day of the quarter in which the identification occurred, and the REIT pays a tax with respect to the failure equal to the greater of: (i) $50,000; or (ii) an amount determined (pursuant to Treasury regulations) by multiplying the highest rate of tax for corporations under Section 11 of the Code, by the net income generated by the assets for the period beginning on the first date of the failure and ending on the date the REIT has disposed of the assets (or otherwise satisfies the requirements). In addition to the foregoing, the Act also provides that if a REIT fails to satisfy one or more requirements for REIT qualification, other than by reason of a failure to comply with the provisions of the reasonable cause exception to the gross income tests and the provisions described above with respect to failure to comply with the asset tests, the REIT may retain its REIT qualification if the failures are due to reasonable cause and not willful neglect, and if the REIT pays a penalty of $50,000 for each such failure. The provisions described in this paragraph will only apply to the Company’s taxable years beginning on or after January 1, 2005.

Code of Conduct

The Company has adopted a code of business conduct for all of its employees and directors, including the Company’s chief executive officer, chief financial officer, other executive officers and personnel. A copy of the Company’s code of conduct is incorporated by reference in this Annual Report on Form 10-K as Exhibit 14.0 and is also available on the Company’s website at www.istarfinancial.com. The Company intends to post on its website material changes to, or waivers from, its code of conduct, if any, within two days of any such event. The Company’s code of conduct was originally adopted in February 2000 and was amended in October 2002 to reflect changes in the NYSE’s corporate governance guidelines. As of December 31, 2005, there were no waivers or further changes since adoption of the current code of conduct in October 2002.

Employees

As of February 28, 2006, the Company had 181 employees and believes its relationships with its employees to be good. The Company’s employees are not represented by a collective bargaining agreement.

Other

In addition to this Annual Report, the Company files quarterly and special reports, proxy statements and other information with the SEC. All documents are filed with the SEC and are available free of charge on the Company’s corporate website, which is www.istarfinancial.com. Effective as of January 1, 2003, through the Company’s website, the Company makes available free of charge its annual proxy statement, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those Reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. You may also read and copy any document filed at the public reference facilities at 100 F Street, N.E., Washington, D.C. 25049. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) via electronic means, including the SEC’s homepage on the internet at www.sec.gov.

Item 1a.      Risk Factors

In addition to the other information in this document, you should consider carefully the following risk factors in evaluating an investment in our securities. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on our financial condition and the performance of our business. For purposes of these risk factors, the terms “we,” “our” and “us” refer to the Company and its consolidated subsidiaries, unless the context indicates otherwise.

We Are Subject to Risks Relating to Our Lending Business.

We may suffer a loss if the value of real property or other assets securing our loans deteriorates.

The majority of our loans are secured by real property and are fully or substantially non-recourse.  In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the real estate-related assets (including escrowed funds and reserves) collateralizing the loan. For this purpose, we consider loans made to special purpose entities formed solely for the purpose of holding and financing particular assets to be non-recourse loans. We sometimes also make loan investments, often referred to as “mezzanine loans,” that are secured by equity interests in the borrowing entities. There can be no assurance that the value of the assets securing our loans will not deteriorate over time due to factors beyond our control, including acts or omissions by owners or managers of the assets.  Mezzanine loans are subject to the additional risk that other lenders may be directly secured by the real estate assets of the borrowing entity. As of December 31, 2005, 86.96% of our loans were non-recourse, based upon the gross carrying value of our loan assets.  Any losses we may suffer on such loans could have a material adverse affect on our financial performance, the prices of our securities and our ability to pay dividends

We may suffer a loss if a borrower or guarantor defaults on recourse obligations under our loans.

We sometimes obtain individual or corporate guarantees from borrowers or their affiliates, which guarantees are not secured.  In cases where guarantees are not fully or partially secured, we typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness.  Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders.  There can be no assurance that a borrower or guarantor will comply with its financial covenants, or that sufficient assets will be available to pay amounts owed to us under our loans and guarantees.  As a result of these factors, we may suffer losses which could have a material adverse affect on our financial performance, the market prices of our securities and our ability to pay dividends.

We may suffer a loss in the event of a default or bankruptcy of a borrower, particularly in cases where the borrower has incurred debt that is senior to our loan.

If a borrower defaults on our loan and the mortgaged real estate or other borrower assets collateralizing our loan are insufficient to satisfy our loan, we may suffer a loss of principal or interest.  In the event of a borrower bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy our loan. In addition, certain of our loans are subordinate to other debt of the borrower.  If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt.  Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

Our reserves for losses may prove inadequate, which could have a material adverse effect on us.

We maintain and regularly evaluate financial reserves to protect against potential future losses.  While we have in many of our loans asset-specific credit protection, including cash reserve accounts, cash deposits and letters of credit which we require that our borrowers fund and/or post at the closing of a transaction in accounts in which we have a security interest, such protections may not be sufficient to protect against all losses. As of December 31, 2005, accumulated loan loss reserves and other asset-specific credit protection represented an aggregate of approximately 6% of the gross book value of our loans. We cannot be certain that our reserves will be adequate over time to protect against potential future losses because of unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located.  If our reserves for credit losses prove inadequate, we could suffer losses which could have a material adverse affect on our financial performance, the market prices of our securities and our ability to pay dividends.

We are subject to the risk that provisions of our loan agreements may be unenforceable.

Our rights and obligations with respect to our loans are governed by written loan agreements and related documentation. It is possible that a court could determine that one or more provisions of a loan agreement are unenforceable, such as a loan prepayment provision or the provisions governing our security interest in the underlying collateral.  If this were to happen with respect to a material asset or group of assets, our financial performance, the market prices of our securities and our ability to pay dividends could be materially adversely affected.

We are subject to the risks associated with loan participations and intercreditor arrangements, such as less than full control rights.

Some of our assets are participating interests in loans in which we share the rights, obligations and benefits of the loan with other participating lenders.   Some of our assets are interests in subordinated loans which are subject to intercreditor arrangements with senior lenders. Where debt senior to our loans exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to borrowers.  Similarly, a majority of the participating lenders, or the senior lenders, may be able to take actions to which we object but to which we will be bound. We may be adversely affected by such lack of full control.

Prepayments of our loans, particularly during periods of low interest rates, may reduce our recurring income and we also may not receive prepayment penalties.

Borrowers may seek to prepay our loans, particularly during periods when interest rates are low. If loans repay before their maturity, we may not be able to reinvest the proceeds quickly or we may be forced to reinvest the proceeds in lower-yielding assets.  Accordingly, prepayments of our assets may reduce the amount of our recurring income and could adversely affect our financial performance.  Many of our loans provide that the borrower must pay us a prepayment penalty if the loan is repaid before a specified date.  This is often referred to as a “lock-out period.”  While prepayment penalties provide us with financial compensation, they represent one-time payments as opposed to recurring income.  After the end of the lock-out period, the borrower may prepay the loan without penalty prior to its maturity.  As of December 31, 2005, 41.57% of our lending portfolio consisted of loans open to prepayment without penalty.

Increases in interest rates during the term of a loan may adversely impact a borrower’s ability to repay a loan at maturity or to prepay a loan.

If interest rates increase during the term of our loan, a borrower may not be able to obtain the necessary funds to repay our loan at maturity through refinancing.  Borrowers may also not be able to

obtain refinancing proceeds that would enable them to prepay our loans.   Increasing interest rates may hinder a borrower’s ability to refinance our loan because the borrower or the underlying property cannot satisfy the debt service coverage requirements necessary to obtain new financing or because the value of the property has decreased.  If a borrower is unable to repay our loan at maturity, we could suffer a loss.  If borrowers prepay fewer loans during periods of rising interest rates, we will not be able to reinvest prepayment proceeds in assets with higher interest rates.  As a result, our financial performance, the market prices of our securities and our ability to pay dividends could be materially adversely affected.

We Are Subject to Risks Relating to Our Corporate Tenant Lease Business.

We may experience losses if the creditworthiness of our tenants deteriorates and they are unable to meet their obligations under our leases.

We own the properties leased to the tenants of our CTL assets and we receive rents from the tenants during the terms of our leases.  A tenant’s ability to pay rent is determined by the creditworthiness of the tenant.  If a tenant’s credit deteriorates, the tenant may default on its obligations under our lease and the tenant may also become bankrupt.  The bankruptcy or insolvency or other failure to pay of our tenants is likely to adversely affect the income produced by our CTL assets. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy, we may not be able to evict the tenant solely because of such bankruptcy or failure to pay. A court, however, may authorize a tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In addition, certain amounts paid to us within 90 days prior to the tenant’s bankruptcy filing could be required to be returned to the tenant’s bankruptcy estate. In any event, it is highly unlikely that a bankrupt or insolvent tenant would pay in full amounts it owes us under a lease. In other circumstances, where a tenant’s financial condition has become impaired, we may agree to partially or wholly terminate the lease in advance of the termination date in consideration for a lease termination fee that is likely less than the agreed rental amount. Without regard to the manner in which the lease termination occurs, we are likely to incur additional costs in the form of tenant improvements and leasing commissions in our efforts to lease the space to a new tenant. In any of the foregoing circumstances, our financial performance, the market prices of our securities and our ability to pay dividends could be materially adversely affected.

We may be unable to renew leases or relet space on similar terms, or at all, as leases expire or are terminated, or may expend significant capital in our efforts to relet space

As of December 31, 2005, the percentage of our revenues (based on annualized GAAP operating lease income for leases in place at December 31, 2005, as a percentage of annualized total revenue for the quarter ended December 31, 2005) that are subject to expiring leases during each year from 2006 through 2010 is as follows:

2006	2.6%
2007	4.1%
2008	1.2%
2009	0.8%
2010	1.7%

Lease expirations, lease defaults and lease terminations may result in reduced revenues if the lease payments received from replacement corporate tenants are less than the lease payments received from the expiring, defaulting or terminating corporate tenants.  Lease defaults by one or more significant corporate tenants, lease terminations by corporate tenants following events of casualty or takings by eminent domain, or the failure of corporate tenants under expiring leases to elect to renew their leases, could cause us to experience long periods of vacancy with no revenue from a facility.  In addition, if we need to re-lease a corporate facility, we may need to make significant tenant improvements, including conversions of single tenant buildings to multi-tenant buildings.  The loss of revenue from expiring, defaulted or terminated leases, and the costs of capital improvements could materially adversely affect our financial performance, the market prices of our securities and our ability to pay dividends.

Our properties face significant competition which may impede our ability to retain tenants or re-let space when existing tenants vacate.

We face significant competition from other owners, operators and developers of office properties, many of which own properties similar to ours in the markets in which we operate. Such competition may affect our ability to attract and retain tenants and reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to rent space at lower rental rates than we or in their owners providing greater tenant improvement allowances or other leasing concessions. This combination of circumstances could adversely affect our financial performance, the market prices of our securities and our ability to pay dividends.

Our ownership interests in corporate facilities are illiquid, hindering our ability to mitigate a loss.

Since our ownership interests in corporate facilities are illiquid, we may lack the necessary flexibility to vary our investment strategy promptly to respond to changes in market conditions.  This could have a material adverse effect on our financial performance, the market prices of our securities and our ability to pay dividends.

We Compete With a Variety of Financing Sources for our Customers.

Our markets are highly competitive. Our competitors include finance companies, other REITs, commercial banks and thrift institutions, investment banks and hedge funds. Competition from both traditional competitors and new market entrants has intensified in recent years due to a strong economy, growing marketplace liquidity and increasing recognition of the attractiveness of the commercial real estate finance markets. In addition, the rapid expansion of the securitization markets is dramatically reducing the difficulty in obtaining access to capital, which is the principal barrier to entry into these markets. This trend is further intensifying competition in certain market segments, including increasing competition from specialized securitization lenders which offer aggressive pricing terms. Our competitors seek to compete aggressively on the basis of transaction pricing, terms and structure and we may lose market share to the extent we are unwilling to match our competitors’ pricing, terms and structure in order to maintain interest margins and/or credit standards. To the extent that we match competitors’ pricing, terms or structure, we may experience decreased interest margins and/or increased risk of credit losses, which could have a material adverse effect on our financial performance, the market prices of our securities and our ability to pay dividends.

We Are Subject to Risks Relating to Our Asset Concentration.

As of December 31, 2005, the average size of our lending investments was $28.5 million and the average size of our CTL investments was $28.6 million.  Of our annualized revenues for the quarter ended December 31, 2005, 18.9% were derived from our five largest borrowers or corporate customers, collectively. No single loan or CTL investment represents more than 5.0% of our annualized revenues for the fiscal quarter ended December 31, 2005.  While our asset base is diversified by product line, asset type, obligor, property type and geographic location, it is possible that if we suffer losses on a portion of our larger assets, our financial performance, the market prices of our securities and our ability to pay dividends could be materially adversely affected.

Adverse Changes in General Economic Conditions Can Adversely Affect Our Business.

Our success is dependent upon the general economic conditions in the geographic areas in which a substantial number of our investments are located. Adverse changes in national economic conditions or in the economic conditions of the regions in which we conduct substantial business likely would have an adverse effect on real estate values and, accordingly, our financial performance, the market prices of our securities and our ability to pay dividends business.

In a recession or under other adverse economic conditions, non-earning assets and write-downs are likely to increase as debtors fail to meet their payment obligations. Although we maintain reserves for credit losses and an allowance for doubtful accounts in amounts that we believe are sufficient to provide adequate protection against potential write-downs in our portfolio, these amounts could prove to be insufficient.

A recession or downturn could contribute to a downgrading of our credit ratings. A ratings downgrade likely would increase our funding costs, and could decrease our net investment income, limit our access to the capital markets or result in a decision by the lenders under our existing bank credit facilities not to extend such credit facilities after their expiration.  Such results could have a material adverse effect on our financial performance, the market prices of our securities and our ability to pay dividends

An earthquake or terrorist act could adversely affect our business

Approximately 28% of the gross carrying value of our assets as of December 31, 2005, were located in the West and Northwest United States, which are high risk geographical areas for earthquakes. In addition, a significant number of properties collateralizing our loans are located in New York City and other major urban areas which have, in recent years, been high risk geographical areas for terrorism and threats of terrorism. Future earthquakes or acts of terrorism could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events.  Any earthquake or terrorist attack, whether or not insured, could have a material adverse effect on our financial performance, the market prices of our securities and our ability to pay dividends.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flows

Although we believe our CTL assets and the properties collateralizing our loan assets are adequately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance to our tenants.  In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Terrorism Risk Insurance Act of 2002 (“TRIA”) was enacted in November 2002, which established the Terrorism Risk Insurance Program to mandate that insurance carriers offer insurance covering physical damage from terrorist incidents certified by the U.S. government as foreign terrorist acts.  Under the Terrorism Risk Insurance Program, the federal government shares in the risk of loss associated with certain future terrorist acts.  The Terrorism Risk Insurance Program was scheduled to expire on December 31, 2005. However, on December 22, 2005, the Terrorism Risk Insurance Extension Act of 2005 (the “Extension Act”) was enacted, which extended the duration of the Terrorism Risk Insurance Program until December 31, 2007, while expanding the private sector role and reducing the amount of coverage that the U.S. government is required to provide for insured losses under the program. While the underlying structure of TRIA was left intact, the Extension Act makes some adjustments, including increasing the current insurer deductible from 15% of direct earned premiums to 17.5% for 2006, and to 20% of such premiums in 2007. For losses in excess of the deductible, the federal government still reimburses 90% of the insurer’s loss in 2007. The federal share in the aggregate in any program year may not exceed $100 billion (the insurers will not be liable for any amount that exceeds this cap). Under the Extension Act, losses incurred as a result of an act of terrorism are required to exceed $5.0 million before the program is triggered and compensation is paid under the program, but that amount increases to $50.0 million on April 1, 2006, and to $100.0 million in 2007.  As a result, unless we and our borrowers obtain separate coverage for events that do not meet that threshold (which coverage may not be required by the respective loan documents and may not otherwise be obtainable), such events would not be covered. In addition, the recently enacted legislation may subsequently result in increased premiums charged by insurance carriers for terrorism insurance.

We are highly dependent on information systems, and systems failures could significantly disrupt our business.

As a financial services firm, our business is highly dependent on communications and information systems. Any failure or interruption of our systems could cause delays or other problems in our activities, which could have a material adverse effect on our financial performance, the market prices of our securities and our ability to pay dividends.

We Face a Risk of Liability Under Environmental Laws.

Under various U.S. federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. Those laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of such hazardous or toxic substances. The costs of investigation, remediation or removal of those substances may be substantial. The owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners of real properties for personal injuries associated with asbestos-containing materials. Absent succeeding to ownership or control of real property, a secured lender is not likely to be subject to any of these forms of environmental liability.  Additionally, under our CTL assets we require our tenants to undertake the obligation for environmental compliance and indemnify us from liability with respect thereto.  There can be no assurance that our tenants will have sufficient resources to satisfy their obligations to us.

Strategic Investments Involve Risks.

We have made and expect to continue to make strategic investments in complementary businesses. Strategic investments may involve the incurrence of additional debt and contingent liabilities. In addition, we may incur expenses from these investments, or they may require substantial investments of additional capital, before they begin generating anticipated returns. Strategic transactions involve risks, including:

•  Difficulties in assimilating the operations, products, technology, information systems and personnel of the acquired business.

•  Potentially dilutive issuances of equity securities and the incurrence of additional debt in connection with future acquisitions.

•  Diverting management’s attention from other business concerns.

•  Difficulties in maintaining uniform standards, controls, procedures and policies.

•  Entering markets in which we have limited prior experience.

•  Losing key employees or customers of the acquired business.

These factors could have a material adverse effect on our financial performance, the market prices of our securities and our ability to pay dividends.

Because We Must Distribute a Portion of Our Income, We Will Continue to Need Additional Debt and/or Equity Capital to Grow.

We generally must distribute at least 90% of our net taxable income to our stockholders to maintain our REIT status. As a result, those earnings will not be available to fund investment activities. We have historically funded our investments by borrowing from financial institutions and raising capital in the public and private capital markets. We expect to continue to fund our investments this way. If we fail to obtain funds from these sources, it could limit our ability to grow, which could have a material adverse effect on the value of our common stock. Our taxable income has historically been lower than the cash flow generated by our business activities, primarily because our taxable income is reduced by non-cash expenses, such as depreciation, depletion and amortization. As a result, our dividend payout ratio as a percentage of our adjusted earnings (see Item 7: “Adjusted Earnings”) has generally been lower than our payout ratio as a percentage of net taxable income.

Our Growth is Dependent on Leverage, Which May Create Other Risks.

Our success is dependent, in part, upon our ability to use of leverage on our balance sheet. Our ability to obtain the leverage necessary for execution of our business plan will ultimately depend upon our ability to maintain interest coverage ratios meeting market underwriting standards that will vary according to lenders’ assessments of our creditworthiness and the terms of the borrowings. As of December 31, 2005, our debt-to-book equity plus accumulated depreciation, depletion and loan loss reserves ratio was 2.1x and our total carrying value of debt obligations outstanding was approximately $5.9 billion. Our charter does not limit the amount of indebtedness which we may incur. Our Board of Directors has overall responsibility for our financing strategy. Stockholder approval is not required for changes to our financing strategy. If our Board of Directors decided to increase our leverage, it could lead to reduced or negative cash flow and reduced liquidity.

The percentage of leverage used will vary depending on our estimate of the stability of our cash flow.  To the extent that changes in market conditions cause the cost of such financing to increase relative to the income that can be derived from the assets originated, we may reduce the amount of our leverage. Leverage creates an opportunity for increased net income, but at the same time creates risks. For example, leveraging magnifies changes in our net worth. We will incur leverage only when there is an expectation that it will enhance returns, although there can be no assurance that our use of leverage will prove to be beneficial. Moreover, there can be no assurance that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets or a financial loss if we are required to liquidate assets at a commercially inopportune time.

We and our subsidiaries are parties to agreements and debt instruments that restrict future indebtedness and the payment of dividends, including indirect restrictions (through, for example, covenants requiring the maintenance of specified levels of net worth and earnings to debt service ratios) and direct restrictions. As a result, in the event of a deterioration in our financial condition, these agreements or debt instruments could restrict our ability to pay dividends. Moreover, if we fail to pay dividends as required by the Code whether as a result of restrictive covenants in our debt instruments or otherwise, we may lose our qualification as a REIT. For more information regarding the consequences of loss of REIT qualification, please read the risk factor entitled “We May Be Subject to Adverse Consequences if We Fail to Qualify as a REIT.”

We Utilize Interest Rate Hedging Arrangements Which May Adversely Affect Our Borrowing Cost and Expose Us to Other Risks.

We have variable rate lending assets and variable rate debt obligations. These assets and liabilities create a natural hedge against changes in variable interest rates. This means that as interest rates increase, we earn more on our variable rate lending assets and pay more on our variable rate debt obligations and, conversely, as interest rates decrease, we earn less on our variable rate lending assets and pay less on our variable rate debt obligations. When our variable rate debt obligations exceed our variable rate lending assets, we utilize derivative instruments to limit the impact of changing interest rates on our net income. We do not use derivative instruments to hedge assets or for speculative purposes. The derivative instruments we use are typically in the form of interest rate swaps and interest rate caps. Interest rate swaps effectively change variable rate debt obligations to fixed rate debt obligations or fixed rate debt obligations to variable rate debt obligations. Interest rate caps effectively limit the maximum interest rate on variable rate debt obligations.

The primary risks from our use of derivative instruments is the risk that a counterparty to a hedging arrangement could default on its obligation and the risk that we may have to pay certain costs, such as transaction fees or breakage costs, if a hedging arrangement is terminated by us. As a matter of policy, we enter into hedging arrangements with counterparties that are large, creditworthy financial institutions typically rated at least “A” and “A2” by S&P and Moody’s Investors Service, respectively. Our hedging strategy is monitored by our Audit Committee on behalf of our Board of Directors and may be changed by the Board of Directors without stockholder approval.

Developing an effective strategy for dealing with movements in interest rates is complex and no strategy can completely insulate us from risks associated with such fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition.

Quarterly Results May Fluctuate and May Not Be Indicative of Future Quarterly Performance.

Our quarterly operating results could fluctuate; therefore, you should not rely on past quarterly results to be indicative of our performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among others, variations in our investment origination volume, variations in the timing of prepayments, the degree to which we encounter competition in our markets and general economic conditions.

Certain Provisions in Our Charter May Inhibit a Change in Control.

Generally, to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding shares of stock may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of our taxable year. The Code defines “individuals” for purposes of the requirement described in the preceding sentence to include some types of entities. Under our charter, no person may own more than 9.8% of our outstanding shares of stock, with some exceptions. The restrictions on transferability and ownership may delay, deter or prevent a change in control or other transaction that might involve a premium price or otherwise be in the best interest of the security holders.

Our charter authorizes our Board of Directors:

1.     To cause us to issue additional authorized but unissued shares of common or preferred stock.

2.     To classify or reclassify, in one or more series, any of our unissued preferred shares.

3.     To set the preferences, rights and other terms of any classified or reclassified securities that we issue.

Our Board of Directors May Change Certain of Our Policies Without Stockholder Approval.

Our charter provides that our primary purpose is to invest in a diversified portfolio of debt and debtlike interests in real estate and real estate related assets, although it does not set forth specific percentages of the types of investments we may make. Our Board of Directors determines our investment policies, as well as our financing and conflicts of interest policies. Our Board of Directors can amend, revise or eliminate these policies at any time and from time to time at its discretion without a vote of the stockholders, except as otherwise required by our charter. A change in these policies could adversely affect our financial condition or results of operations or the market price of our common stock.

We May Be Subject to Adverse Consequences Should We Fail to Qualify as a REIT.

We intend to operate so as to qualify as a REIT for U.S. federal income tax purposes. We have received an opinion of our legal counsel, Clifford Chance US LLP, that based on the assumptions and representations described in “Certain U.S. Federal Income Tax Consequences,” our existing legal organization and our actual and proposed method of operation, enable us to satisfy the requirements for qualification as a REIT under the Code. Investors should be aware, however, that opinions of counsel are not binding on the Internal Revenue Service or any court. The opinion only represents the view of our counsel based on their review and analysis of existing law, some aspects of which include no controlling precedents. Furthermore, both the validity of the opinion and our qualification as a REIT will depend on our continuing ability to meet various requirements concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders.

If we were to fail to qualify as a REIT for any taxable year, we would not be allowed a deduction for distributions to our stockholders in computing our taxable income and we would be subject to U.S. federal income tax, including any applicable minimum tax, on our taxable income with respect to any such taxable year at regular corporate rates. Unless entitled to relief under certain Code provisions, we also would be disqualified from treatment as a REIT for the four subsequent taxable years following the year during which qualification was lost. As a result, cash available for distribution would be reduced for each of the years involved. Furthermore, it is possible that future economic, market, legal, tax or other considerations may cause the Board of Directors to revoke our REIT election.

To Qualify as a REIT, We May Be Forced to Borrow Funds During Unfavorable Market Conditions.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net income each year, excluding net capital gains, and we will be subject to regular U.S. federal corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to qualify as a REIT and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term, or possibly long-term, basis to meet the REIT distribution requirements even if the prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, a difference in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

Dividends Payable by REITs Do Not Qualify for Reduced Tax Rates.

The maximum U.S. federal income tax rate for dividends payable by domestic corporations to individual U.S. stockholders is 15% through 2008. Dividends payable by REITs, however, are generally not eligible for the reduced rates. As a result, the more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Possible Legislative or Other Actions Affecting REITs Could Adversely Affect Our Stockholders.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which may have retroactive application) could adversely affect our stockholders or us. It cannot be predicted whether, when, in what forms, or with what effective dates, the tax laws applicable to our stockholders or us will be changed.

We Will Pay Some Taxes.

Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state, local, and foreign taxes on our income and property. In addition, our “taxable REIT subsidiaries” are fully taxable corporations, and there are limitations on the ability of taxable REIT subsidiaries to make interest payments to affiliated REITs. In addition, we will be subject to a 100% penalty tax to the extent economic arrangements among our tenants, our taxable REIT subsidiary and us are not comparable to similar arrangements among unrelated parties. We will also be subject to a 100% tax to the extent we derive income from the sale of assets to customers in the ordinary course of business. To the extent that we or our taxable REIT subsidiary are required to pay U.S. federal, state, local or foreign taxes, we will have less cash available for distribution to stockholders.

Certain Financing Activities May Subject Us to U.S. Federal Income Tax and Increase the Tax Liability of Our Stockholders.

Although we do not intend to invest a material portion of our assets in real estate mortgage investment conduits, or “REMICs,” certain taxable income produced by REMIC residual interests may cause our stockholders to suffer adverse tax consequences.

Although the law on the matter is unclear, we might be taxable at the highest corporate income tax rate on a portion of the income arising from a taxable mortgage pool that is allocable to the percentage of our shares held by “disqualified organizations,” which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from unrelated business taxable income. We believe that disqualified organizations own our shares. Because this tax would be imposed on us, all of our investors, including investors that are not disqualified organizations, would bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool. In addition, if we realize “excess inclusion income” and allocate it to stockholders, this income cannot be offset by net operating losses of our stockholders. In addition, if the stockholder is a tax-exempt entity and not a disqualified organization, then the excess inclusion income would be fully taxable as unrelated business taxable income under Section 512 of the Code. If the stockholder is a foreign person, it would be subject to U.S. federal income tax withholding on the excess inclusion income and would not be able to reduce such withholding tax pursuant to any otherwise applicable income tax treaty.

A Portion of The Dividends We Distribute May Be Deemed a Return of Capital For U.S. Federal Income Tax Purposes.

The amount of dividends we distribute to our common stockholders in a given quarter may not correspond to our taxable income for such quarter. Consequently, a portion of the dividends we distribute may be deemed a return of capital for U.S. federal income tax purposes, and will not be taxable but will reduce stockholders’ basis in its common stock. For the year ended December 31, 2005, the percentage of our dividend payments made to common stockholders that was treated as a return of capital was 21.08%.

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s principal executive and administrative offices are located at 1114 Avenue of the Americas, New York, NY 10036. Its telephone number, general facsimile number and web address are (212) 930-9400, (212) 930-9494 and www.istarfinancial.com, respectively. The lease for the Company’s primary corporate office space expires in February 2010. During 2005, the Company entered into new leases for additional space in the same facility to accommodate its growing employee base. The Company also maintains super-regional offices in Atlanta, Georgia; Hartford, Connecticut; and San Francisco, California, as well as regional offices in Boston, Massachusetts, Dallas, Texas and Chicago, Illinois; and a subsidiary in London, England.

See Item 1—“Corporate Tenant Leasing” for a discussion of CTL facilities held by the Company and its Leasing Subsidiary for investment purposes and Item 8—“Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation” for a detailed listing of such facilities.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant’s Equity and Related Share Matters

The Company’s Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “SFI.”

The high and low sales prices per share of Common Stock are set forth below for the periods indicated.

Quarter Ended	High	Low
2004
March 31, 2004	$42.95	$38.60
June 30, 2004	$42.75	$34.50
September 30, 2004	$41.23	$37.03
December 31, 2004	$45.57	$41.32
2005
March 31, 2005	$44.90	$40.23
June 30, 2005	$42.84	$39.33
September 30, 2005	$43.98	$39.73
December 31, 2005	$41.07	$35.36

On February 28, 2006, the closing sale price of the Common Stock as reported by the NYSE was $38.10. The Company had 3,346 holders of record of Common Stock as of February 28, 2006.

At December 31, 2005, the Company had five series of preferred stock outstanding: 8.000% Series D Preferred Stock, 7.875% Series E Preferred Stock, 7.800% Series F Preferred Stock, 7.650% Series G Preferred Stock and 7.500% Series I Preferred Stock. Each of the Series D, E, F, G and I preferred stock is publicly traded.

Dividends

The Company’s management expects that any taxable income remaining after the distribution of preferred dividends and the regular quarterly or other dividends on its Common Stock will be distributed annually to the holders of the Common Stock on or prior to the date of the first regular quarterly dividend payment date of the following taxable year. The dividend policy with respect to the Common Stock is subject to revision by the Board of Directors. All distributions in excess of dividends on preferred stock or those required for the Company to maintain its REIT status will be made by the Company at the sole discretion of the Board of Directors and will depend on the taxable earnings of the Company, the financial condition of the Company, and such other factors as the Board of Directors deems relevant. The Board of Directors has not established any minimum distribution level. In order to maintain its qualifications as a REIT, the Company intends to pay regular quarterly dividends to its shareholders that, on an annual basis, will represent at least 90% of its taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gains.

Holders of Common Stock will be entitled to receive distributions if, as and when the Board of Directors authorizes and declares distributions. However, rights to distributions may be subordinated to the rights of holders of preferred stock, when preferred stock is issued and outstanding. In addition, most of the Company’s borrowings contain covenants that limit the Company’s ability to pay distributions on its capital stock based upon the Company’s adjusted earnings provided however, that these borrowings generally permit the Company to pay the minimum amount of distributions necessary to maintain the Company’s REIT status. In any liquidation, dissolution or winding up of the Company, each outstanding share of Common Stock will entitle its holder to a proportionate share of the assets that remain after the Company pays its liabilities and any preferential distributions owed to preferred shareholders.

The following table sets forth the dividends paid or declared by the Company on its Common Stock:

Quarter Ended	Shareholder Record Date	Dividend/ Share
2004(1)
March 31, 2004	April 15, 2004	$0.6975
June 30, 2004	July 15, 2004	$0.6975
September 30, 2004	October 15, 2004	$0.6975
December 31, 2004	December 15, 2004	$0.6975
2005(2)
March 31, 2005	April 15, 2005	$0.7325
June 30, 2005	July 15, 2005	$0.7325
September 30, 2005	October 15, 2005	$0.7325
December 31, 2005	December 15, 2005	$0.7325

Explanatory Notes:

(1)             For tax reporting purposes, the 2004 dividends were classified as 49.15% ($1.3713) ordinary income, 2.20% ($0.0613) 15% capital gain, 7.45% ($0.0278) 25% Section 1250 capital gain and 41.20% ($1.1496) return of capital for those shareholders who held shares of the Company for the entire year.

(2)             For tax reporting purposes, the 2005 dividends were classified as 65.04% ($1.905) ordinary income, 12.72% ($0.3727) 15% capital gain, 1.17% ($0.0342) 25% Section 1250 capital gain and 21.08% ($0.6176) return of capital for those shareholders who held shares of the Company for the entire year.

The Company declared dividends aggregating $8.0 million, $11.0 million, $7.8 million, $6.1 million, and $9.4 million respectively, on its Series D, E, F, G, and I preferred stock, respectively, for the year ended December 31, 2005. There are no dividend arrearages on any of the preferred shares currently outstanding.

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

The Company intends to continue to declare quarterly distributions on its Common Stock. No assurance, however, can be given as to the amounts or timing of future distributions, as such distributions are subject to the Company’s earnings, financial condition, capital requirements, debt covenants and such other factors as the Company’s Board of Directors deems relevant. On February 28, 2006, the Company announced that, effective April 1, 2006, its Board of Directors approved an increase in the regular quarterly dividend on its Common Stock for 2006 to $0.77 per share, representing $3.08 per share on an annualized basis.

Disclosure of Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders-stock options(1)	1,231,992	$17.86	980,818
Equity compensation plans approved by security holders-restricted stock awards(2)	141,143	N/A	N/A
Equity compensation plans approved by security holders-high performance units(3)	—	N/A	N/A
Equity compensation plans not approved by security holders	—	—	—
Total	1,373,135	$17.86	980,818

Explanatory Notes:

(1)             Stock Options—As more fully discussed in Note 12 to the Company’s Consolidated Financial Statements, there were approximately 1.2 million stock options outstanding as of December 31, 2005. These 1.2 million options, together with their weighted-average exercise price, have been included in columns (a) and (b), above. The 980,818 figure in column (c) represents the aggregate amount of stock options or restricted stock awards that could be granted under compensation plans approved by the Company’s security holders after giving effect to previously issued awards of stock options, shares of restricted stock and other performance awards (see Note 12 to the Company’s Consolidated Financial Statements for a more detailed description of the Company’s Long-Term Incentive Plan).

(2)             Restricted Stock—As of December 31, 2005, the Company has issued 929,980 shares of restricted stock. The restrictions on 93,643 of such shares primarily relate to the passage of time for vesting periods which have not lapsed, and are thus not included in the Company’s outstanding share balance. These shares have been included in column (a), above. The amounts shown in column (a) also include 47,500 common stock equivalents awarded to our non-employee directors in consideration of their service to us as directors. The Company awards 2,500 common stock equivalents to each non-employee director on the date of each annual meeting of shareholders pursuant to the Company’s Non-Employee Directors’ Deferral Plan, which was approved by the Company’s shareholders in May 2004. Common stock equivalents represent rights to receive shares of Common Stock, or cash in amount equal to the fair market value of the Common Stock, at the date the Common Stock Equivalents are settled based upon individual elections made by each director. Common stock equivalents have dividend equivalent rights beginning on the date of grant.

(3)             High Performance Unit Program—In May 2002, the Company’s shareholders approved the iStar Financial High Performance Unit Program. The Program is more fully described in the Company’s proxy statement dated April 8, 2002 and in Note 12 to the Company’s Consolidated Financial Statements. The program entitles the employee participants to receive distributions in the nature of common stock dividends if the total rate of return on the Company’s Common Stock exceeds certain performance levels. The first, second and third tranches of the program were completed on December 31, 2002, 2003 and 2004, respectively. As a result of the Company’s superior performance during the valuation period for all three tranches, the program participants are entitled to share in distributions equivalent to dividends payable on 819,254 shares, 987,149 shares and 1,031,875 shares of the Company’s Common Stock, in the aggregate, as and when such dividends are paid by the Company for the 2002, 2003 and 2004 plan, respectively. Such dividend payments for the first tranche began with the first quarter 2003 dividend, for the second tranche began with the first quarter 2004 dividend and those for the third tranche began with the first quarter 2005 dividend and reduced net income allocable to common stockholders when paid. The valuation period for the fourth tranch of the plan was completed on December 31, 2005, and it did not meet the performance threshold. As a result, the participants in the 2005 plan are not entitled to any future dividend payments and no shares of the Company’s Common Stock will be issued in connection with this program (see Note 12 to the Company’s Consolidated Financial Statements for a more detailed description of the Company’s High Performance Unit Program).

Item 6. Selected Financial Data

The following table sets forth selected financial data on a consolidated historical basis for the Company. This information should be read in conjunction with the discussions set forth in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Certain prior year amounts have been reclassified to conform to the 2005 presentation.

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data and ratios)
OPERATING DATA:
Interest income	$406,668	$351,972	$302,915	$254,746	$254,119
Operating lease income	310,396	283,157	228,620	205,903	151,753
Other income	81,440	56,063	38,153	28,878	30,921
Total revenue	798,504	691,192	569,688	489,527	436,793
Interest expense	313,053	232,728	194,662	185,013	169,585
Operating costs—corporate tenant lease assets	23,066	21,987	11,236	6,688	5,191
Depreciation and amortization	72,442	63,778	49,943	41,896	29,963
General and administrative	61,229	47,912	38,153	30,449	24,151
General and administrative—stock-based compensation	2,758	109,676	3,633	17,998	3,574
Provision for loan losses	2,250	9,000	7,500	8,250	7,000
Loss on early extinguishment of debt	46,004	13,091	—	12,166	1,620
Total costs and expenses	520,802	498,172	305,127	302,460	241,084
Income before equity in earnings from joint ventures, minority interest and other items	277,702	193,020	264,561	187,067	195,709
Equity in earnings (loss) from joint ventures	3,016	2,909	(4,284)	1,222	7,361
Minority interest in consolidated entities	(980)	(716)	(249)	(162)	(218)
Cumulative effect of change in accounting principle(1)	—	—	—	—	(282)
Income from continuing operations	279,738	195,213	260,028	188,127	202,570
Income from discontinued operations	1,821	21,859	26,962	26,426	26,197
Gain from discontinued operations	6,354	43,375	5,167	717	1,145
Net income	$287,913	$260,447	$292,157	$215,270	$229,912
Preferred dividend requirements	(42,320)	(51,340)	(36,908)	(36,908)	(36,908)
Net income allocable to common shareholders and HPU holders(2)	$245,593	$209,107	$255,249	$178,362	$193,004
Basic earnings per common share(3)	$2.13	$1.87	$2.52	$1.98	$2.24
Diluted earnings per common share(3)(4)	$2.11	$1.83	$2.43	$1.93	$2.19
Dividends declared per common share(5)	$2.93	$2.79	$2.65	$2.52	$2.45
SUPPLEMENTAL DATA:
Adjusted diluted earnings allocable to common shareholders and HPU holders(6)(8)	$391,884	$270,946	$341,777	$262,786	$254,095
EBITDA(7)(8)	$677,241	$561,849	$543,235	$448,673	$435,675
Ratio of EBITDA to interest expense	2.16x	2.41x	2.79x	2.42x	2.56x
Ratio of EBITDA to combined fixed charges(9)	1.91x	1.98x	2.34x	2.02x	2.10x
Ratio of earnings to fixed charges(10)	1.88x	1.83x	2.37x	2.04x	2.16x
Ratio of earnings to fixed charges and preferred stock dividends(10)	1.66x	1.50x	1.99x	1.70x	1.78x
Weighted average common shares outstanding-basic	112,513	110,205	100,314	89,886	86,349
Weighted average common shares outstanding-diluted	113,703	112,464	104,101	92,649	88,234
Cash flows from:
Operating activities	$515,919	$353,566	$334,673	$344,979	$287,710
Investing activities	(1,406,121)	(465,636)	(970,765)	(1,149,206)	(345,012)
Financing activities	917,150	120,402	700,248	804,491	50,220

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data and ratios)
BALANCE SHEET DATA:
Loans and other lending investments, net	$4,661,915	$3,938,427	$3,694,709	$3,045,966	$2,373,251
Corporate tenant lease assets, net	3,115,361	2,877,042	2,535,885	2,291,805	1,781,565
Total assets	8,532,296	7,220,237	6,660,590	5,611,697	4,380,640
Debt obligations	5,859,592	4,605,674	4,113,732	3,461,590	2,495,369
Minority interest in consolidated entities	33,511	19,246	5,106	2,581	2,650
Shareholders’ equity	2,446,671	2,455,242	2,415,228	2,025,300	1,787,778
SUPPLEMENTAL DATA:
Total debt to shareholders’ equity	2.4x	1.9x	1.7x	1.7x	1.4x

Explanatory Notes:

(1)          Represents one-time effect of adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as of January 1, 2001.

(2)          HPU holders are Company employees who purchased high performance common stock units under the Company’s High Performance Unit Program.

(3)          For the 12 months ended December 31, 2005, net income used to calculate earnings per basic and diluted common share excludes $6,043 and $5,983 of net income allocable to HPU holders, respectively. For the 12 months ended December 31, 2004, net income used to calculate earnings per basic and diluted common share excludes $3,314 and $3,265 of net income allocable to HPU holders, respectively. For the 12 months ended December 31, 2003, net income used to calculate earnings per basic and diluted common share excludes $2,066 and $1,994 of net income allocable to HPU holders, respectively.

(4)          For the 12 months ended December 31, 2005, 2004 and 2003, net income used to calculate earnings per diluted common share includes joint venture income of $28, $3 and $167, respectively.

(5)          The Company generally declares common and preferred dividends in the month subsequent to the end of the quarter.

(6)          Adjusted earnings represents net income allocable to common shareholders and HPU holders computed in accordance with GAAP, before depreciation, depletion, amortization, gain (loss) from discontinued operations, extraordinary items and cumulative effect of change in accounting principle. For the year ended December 31, 2004, adjusted earnings includes a $106.9 million charge related to performance-based vesting of 100,000 restricted shares granted under the Company’s long-term incentive plan to the Chief Financial Officer, the vesting of 2.0 million phantom shares on March 30, 2004 to the Chief Executive Officer, the one-time award of Common Stock with a value of $10.0 million to the Chief Executive Officer, the vesting of 155,000 restricted shares granted to several employees and the Company’s share of taxes associated with these transactions. For the year ended December 31, 2002, adjusted earnings includes the $15.0 million charge related to the performance based vesting of restricted shares granted under the Company’s long-term incentive plan. For years ended December 31, 2005, 2004, 2003, 2002 and 2001, adjusted diluted earnings includes approximately $7.5 million, $9.8 million, $0, $4.0 million and $1.0 million, respectively, of cash paid for prepayment penalties associated with early extinguishment of debt. (See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of adjusted earnings to net income).

(7)          EBITDA is calculated as net income plus the sum of interest expense, depreciation, depletion and amortization (which includes the interest expense, depreciation, depletion and amortization reclassed to income from discontinued operations).

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Net income	$287,913	$260,447	$292,157	$215,270	$229,912
Add: Interest expense(1)	313,053	232,919	194,999	185,362	170,121
Add: Depreciation, depletion and amortization(2)	76,275	68,483	56,079	48,041	35,642
EBITDA	$677,241	$561,849	$543,235	$448,673	$435,675

Explanatory Notes:

(1)            For the years ended December 31, 2005, 2004, 2003, 2002 and 2001, interest expense includes $0, $190, $337, $348 and $536, respectively, of interest expense reclassed to discontinued operations.

(2)            For the years ended December 31, 2005, 2004, 2003, 2002 and 2001, depreciation and amortization includes $628, $4,705, $6,136, $6,144 and $5,679, respectively, of depreciation and amortization reclassed to discontinued operations.

(8)             Both adjusted earnings and EBITDA should be examined in conjunction with net income as shown in the Consolidated Statements of Operations. Neither adjusted earnings nor EBITDA should be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is either measure indicative of funds available to fund the Company’s cash needs or available for distribution to shareholders. Rather, adjusted earnings and EBITDA are additional measures the Company uses to analyze how its business is performing. Its should be noted that the Company’s manner of calculating adjusted earnings and EBITDA may differ from the calculations of similarly-titled measures by other companies.

(9)             Combined fixed charges are comprised of interest expense (including amortization of original issue discount) and preferred stock dividend requirements.

(10)       For the purposes of calculating the ratio of earnings to fixed charges, “earnings” consist of income from continuing operations before adjustment for minority interest in consolidated subsidiaries, or income or loss from equity investees, income taxes and cumulative effect of change in accounting principle plus “fixed charges” and certain other adjustments. “Fixed charges” consist of interest incurred on all indebtedness related to continuing and discontinued operations (including amortization of original issue discount) and the implied interest component of the Company’s rent obligations in the years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our primary sources of revenues are interest income, which is the interest that our borrowers pay on our loans, and operating lease income, which is the rent that our corporate customers pay us to lease our corporate tenant lease (“CTL”) properties. A smaller and more variable source of revenue is other income, which consists primarily of prepayment penalties and realized gains that occur when our borrowers repay our loans before their maturity date. We generate income from the differential between the revenues generated from our loans and leases and our interest expense and the cost of our operations, often referred to as the “spread” or “margin.”  The Company seeks to match-fund its revenue generating assets with either fixed or floating rate debt of a similar maturity so that rising interest rates or changes in the shape of the yield curve will have a minimal impact on the Company’s earnings. Initially, we fund our new lending and leasing activity with our short term debt sources such as our lines of credit. We then match-fund our assets by raising longer-term unsecured debt, secured debt and equity capital in the public and private capital markets.

Key Performance Measures

Profitability Metrics

We use the following metrics, as determined on an annual basis, to measure our profitability:

•       Adjusted diluted earnings per share (see section captioned “Adjusted Earnings” for more information on this metric).

•       Net Finance Margin, calculated as the rate of return on assets less the cost of debt. The rate of return on assets is the sum of interest income and operating lease income, divided by the sum of average gross corporate tenant lease assets, average loans and other lending investments, average SFAS No. 141 purchase intangibles and average assets held for sale over the period. The cost of debt is the sum of interest expense and operating costs—corporate tenant lease assets, divided by the average gross debt obligations over the period.

•       Return on Average Common Book Equity, calculated as adjusted basic earnings allocable to common shareholders and HPU holders divided by average common book equity.

We believe the following items are key factors in determining our current and future profitability:

Asset Growth

•       Our ability to originate new loans and leases and grow our asset base in a prudent manner.

Risk Management

•       Our ability to underwrite and manage our loans and leases to balance income production potential with the potential for credit losses.

Cost and Availability of Funds

•       Our ability to access funding sources at competitive rates and terms and insulate our margin from changes in interest rates.

Expense Management

•       Our ability to maintain a customer-oriented and cost effective operation.

Capital Management

•       Our ability to maintain a strong capital base through the use of prudent financial leverage.

Key Trends

After experiencing more difficult economic and market conditions in 2002 and 2003, the commercial real estate industry has experienced increasing property-level returns throughout 2004 and continuing through 2005.  During this period, the industry has attracted large amounts of investment capital which has increased property valuations across most sectors. Investors such as pension funds and foreign buyers have increased their allocations to real estate and private real estate funds and individual investors have raised record amounts of capital to invest in the sector. At the same time, interest rates have remained at historically low levels. More recently, the yield curve, or the difference between short term and long-term interest rates, has flattened. Lower interest rates have enabled many property owners to finance their assets at attractive rates and proceeds levels. Default rates on commercial mortgages have steadily declined over the past ten years and are now under 2% nationally. As a result, many banks and insurance companies are increasing their real estate lending activities. The securitization markets for commercial real estate, including both the Commercial Mortgage-Backed Securities (CMBS) and the Collateralized Debt Obligation (CDO) markets, have experienced record issuance volumes and liquidity. Investors in this arena have been willing to buy increasingly complex and aggressively underwritten transactions. While the fundamentals in most real estate markets are firming, valuations have increased at a faster pace than underlying cash flows due to the large supply of investor capital.

The commercial real estate industry has undergone a transformation over the past ten years. During this time many large real estate-owning companies went public and thousands of commercial real estate loans were rated and securitized. This resulted in the public disclosure of significantly more property-level and market data than had been available in the past. In addition, numerous on-line real estate data sources have been successful in filling the information void and have created publicly available data on almost all real estate asset types across the country. Access to this data has dramatically increased the visibility in the industry. Better disclosure and data has enabled broader and more informed investor participation in the sector and should be an important component in moderating the impact of the broader economic cycles on the real estate industry over longer periods of time.

The following discussion of our results describes the impact that the key trends have had, and are expected to continue to have for the foreseeable future on our business.

Results

Profitability—The following table summarizes the key metrics by which we measure the profitability of our operations:

	For the Years Ended December 31,
	2005	2004	2003
Adjusted diluted earnings per share(1)	$3.36	$2.37	$3.25
Net Finance Margin(2)	3.2%	3.8%	4.0%
Return on Average Common Book Equity(1)	19.6%	13.7%	19.1%

Explanatory Note:

(1)             For the year ended December 31, 2004, adjusted diluted earnings per share and return on average common book equity are $3.47 and 20.1%, respectively, excluding the $106.9 million charge related to first quarter compensation charges and $18.7 million of securities redemption charges, as further discussed below in Results of Operations—Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.

(2)             For the years ended December 31, 2005, 2004 and 2003, operating lease income used to calculate the net finance margin does not include SFAS No. 144 adjustments from discontinued operations of $2,479, $34,155 and $40,938. For the years ended December 31, 2005, 2004 and 2003, interest expense used to calculate the net finance margin does not include SFAS No. 144 adjustments from discontinued operations of $0, $190 and $337. For the years ended December 31, 2005, 2004 and 2003, operating costs—corporate tenant lease assets used to calculate the net finance margin does not include SFAS No. 144 adjustments from discontinued operations of $181, $7,349 and $7,505.

The following is an overview of how the company performed in respect to each key operating performance measure and how those items affected profitability and were impacted by key trends.

Asset Growth—During the twelve months ended December 31, 2005, the Company had $4.9 billion of transaction volume representing 95 financing commitments. Repeat customer business has become a key source of transaction volume for the Company, accounting for approximately 52% of the Company’s cumulative volume through December 31, 2005. Transaction volume for the fiscal years ended December 31, 2004 and 2003 were $2.8 billion and $2.2 billion, respectively. The Company completed 53 financing commitments in 2004 and 60 in 2003. The Company has also experienced significant growth during the last several years, having made a number of strategic acquisitions to complement its organic growth and extending its business franchise. Based upon feedback from its customers, the Company believes that greater recognition of the Company, its reputation for completing highly structured transactions in an efficient manner and its reduced cost of capital have contributed to increases in its transaction volume.

The benefits of higher investment volumes have been mitigated to an extent by the low interest rate environment that has persisted in recent years. Low interest rates benefit the Company in that our borrowing costs decrease, but similarly, earnings on its variable-rate lending investments also decrease. The increased investment and lending activity in both the public and private commercial real estate markets, as described under “Key Trends,” has resulted in a highly competitive real estate financing environment with reduced returns on assets. The reduction in our return on assets has been partially offset by our lower cost of funds. In addition, in 2004 and 2005, many of the Company’s borrowers were able to prepay their loans with proceeds from initial public offerings, asset sales or refinancings.  As a consequence, the Company experienced a higher level of prepayments in 2004 and 2005 than in previous years, which resulted in lower net asset growth (gross origination volume plus additional fundings less loan repayments and CTL asset sales). If significant amounts of investment capital continue to be allocated to commercial real estate and interest rates remain low, the Company expects to continue to see relatively high levels of prepayments. Many of the Company’s loans have some form of call protection and can generate significant prepayment penalties. Prepayment penalties had a significant impact on the Company’s results of operations in 2004 and 2005. Increased prepayment penalties result in higher other income in the current period, which is offset by reduced interest income, as the loan assets that are prepaid no longer generate recurring earnings.

Over the past several years, while property-level fundamentals have stabilized and are beginning to improve generally, investment activity in direct real estate ownership has increased dramatically. In many cases, this has caused property valuations to increase disproportionately to any corresponding increase in fundamentals. Corporate tenant leases, or net leased properties, are one of the most stable real estate asset classes and have garnered significant interest from both institutional and retail investors who seek a long-term stable income stream. In many cases, the Company believes that the valuations of CTL assets in today’s market do not represent solid risk-adjusted returns. As a result, we have not invested as heavily in this asset class, acquiring only $282.4 million in 2005, compared to $513.0 million in 2004. While we continue to monitor the CTL market and review certain transactions, we have shifted most of our origination resources to our lending business until we see compelling opportunities for CTL acquisitions in the market again.

Despite the competitive environment, the Company intends to maintain its disciplined approach to underwriting its investments and will adjust its focus away from markets and products where the Company believes that the available pricing terms do not fairly reflect the risks of the investments. We will also continue to maintain our disciplined investment strategy and deploy capital to those opportunities that demonstrate the most attractive returns.

Risk Management—The Company continued to manage its business to ensure that the overall credit quality of the portfolio remained strong. There were no major changes to the portfolio credit statistics in 2005 versus 2004. The remaining weighted average duration of the loan portfolio is 3.8 years.

At December 31, 2005, our internal risk ratings of the loan portfolio were essentially unchanged from year-end 2004. The aggregate risk of principal loss, which was buoyed by the strong real estate investment markets, improved slightly. The Company has experienced minimal credit losses on its lending investments. The Company did not experience any credit losses in 2005 or 2004, and only recognized a $3.3 million loss in 2003. At December 31, 2005, our non-performing loan assets represented 0.41% of total assets versus 0.38% at year-end 2004. The Company believes that we have adequate reserves in the event that additional credit losses were to occur.

At December 31, 2005, the risk rating on the CTL portfolio improved slightly from year-end 2004. The Company continues to focus on re-leasing space at its CTL facilities under longer-term leases in an effort to reduce the impact of lease expirations on the Company’s earnings. As of December 31, 2005, the weighted average lease term on the Company’s CTL portfolio was 11.0 years and the portfolio was 96% leased. The Company expects the average lease term of its portfolio to decline somewhat until such time that the Company begins to find new acquisition opportunities that meet its investment criteria.

Cost and Availability of Funds—In 2003, the Company began migrating its debt obligations from secured debt towards unsecured debt. We believed that funding ourselves on an unsecured basis would enable us to better serve our customers, to more effectively match-fund our assets and to provide us with a competitive advantage in the marketplace. Early in 2004, we made significant progress to that end by completing a new unsecured bank facility that initially had $850.0 million of capacity and was subsequently increased to $1.25 billion of capacity in December 2004. The Company also took advantage of the very low interest rate environment and issued longer term unsecured debt, using the proceeds to repay existing secured credit facilities and mortgage debt. The Company continued to emphasize its use of unsecured debt to fund new net asset growth and to repay existing secured debt in 2004. In October of 2004, in part as a result of our shift to unsecured debt, the Company’s senior unsecured debt ratings were upgraded to investment grade (BBB-/Baa3) by S&P and Moody’s. This resulted in a broader market for our bonds and a lower cost of debt capital on incremental debt financings.

In 2005, the Company continued to broaden its sources of capital, particularly in the unsecured bank and bond markets. We completed $2.1 billion in bond offerings, upsized our unsecured credit facility to $1.5 billion, eliminated three secured lines of credit and repaid our $620.7 million of STARs asset-backed notes, which required us to take a one-time $44.3 million charge in the third quarter of 2005. Our financing activities in 2005 have now lowered our percentage of secured debt to total debt to 7% at the end of 2005 from 82% at the end of 2002. As a result, we have completed our goals of substantially unencumbering our asset base, decreasing secured debt and increasing our unsecured credit capacity to replace our secured facilities.

The Company seeks to match-fund its assets with either fixed or floating rate debt of a similar maturity so that rising interest rates or changes in the shape of the yield curve will have a minimal impact on the Company’s earnings. The Company’s policy requires that we manage our fixed/floating rate exposure such that a 100 basis point move in short term interest rates would have no more than a 2.5% impact on our quarterly adjusted earnings. At December 31, 2005, a 100 basis point increase in LIBOR would result in a 0.77% decrease in our fourth quarter 2005 adjusted earnings. The Company has used fixed rate or floating rate hedges to manage its fixed and floating rate exposure; however, because the Company now has investment grade credit ratings, it is able to access the floating rate debt markets. In the future the Company expects to decrease the need for synthetic hedging to match-fund its debt.

While the Company considers it prudent to have a broad array of sources of capital, including some secured financing arrangements, the Company expects to continue to emphasize its use of unsecured debt in funding its net asset growth going forward. We believe that the Company has ample short-term capital available to provide liquidity and to fund our business. In addition, during the first quarter of 2006, S&P, Moody’s and Fitch upgraded the Company’s senior unsecured debt rating to BBB, Baa2, and BBB from BBB-, Baa3 and BBB-, respectively.

Expense Management—We measure the efficiency of our operations by tracking our efficiency ratio, which is the ratio of general and administrative expenses plus general and administrative—stock-based compensation to total revenue, excluding SFAS No. 144 adjustments from discontinued operations. We exclude the impact of subsequent adjustments from discontinued operations, because we are seeking to analyze our actual efficiency experience during the relevant period, as measured by the ratio of historical general and administrative expenses to historical revenues, generated by our operations and our assets owned during that period, regardless of whether we subsequently decided to sell one or more assets in a later period. Our efficiency ratio was 8.0%, 21.7% and 6.8% for 2005, 2004 and 2003, respectively. The 2004 ratio was 7.0% excluding $106.9 million of executive stock-based compensation charges. The efficiency ratios for 2005, 2004 and 2003, include $2.6 million, $34.2 million and $40.9 million of income from discontinued operations, respectively. In 2005, our efficiency ratio reflected increases in payroll costs, expenses associated with employee growth, expenses related to our acquisition of Falcon Financial and the ramp-up of several new business initiatives including our AutoStar venture. Management talent is one of our most significant assets and our payroll costs are correspondingly our largest non-interest cash expense. The market for management talent is highly competitive and we do not expect to materially decrease this expense in the coming years. However, we believe that our efficiency ratio remains low by industry standards and expect it to normalize somewhat as acquisitions and new businesses stabilize.

Capital Management—The Company uses a dynamic capital allocation model to derive its maximum targeted corporate leverage. We calculate our leverage as the ratio of book debt to the sum of book equity, accumulated depreciation, accumulated depletion and loan loss reserves. Our maximum targeted leverage was 2.6x, 2.7x and 2.7x at the end of 2005, 2004 and 2003, respectively. The Company’s actual leverage was 2.1x, 1.7x and 1.6x in 2005, 2004 and 2003, respectively.  In 1998, when the Company went public, our leverage levels were very low, around 1.1x. Since that time the Company has been slowly increasing its leverage to its targeted levels. We evaluate our capital model target leverage levels based upon leverage levels achieved by similar assets in other markets, market liquidity levels for underlying assets and default and severity experience. Our data currently suggest that capital levels of certain of our asset categories are conservative.

We measure our capital management by the strength of our tangible capital base and the ratio of our tangible book equity to total book assets. Our tangible book equity was $2.4 billion, $2.5 billion and $2.4 billion as of December 31, 2005, 2004 and 2003, respectively. Our ratio of tangible book equity to total book assets was 29%, 34% and 36% as of December 31, 2005, 2004 and 2003, respectively. The decline in this ratio is attributable to the Company’s modest increase in financial leverage as we have moved towards our target capital level. We believe that relative to other finance companies, we are very well capitalized for a company of our size and asset base.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Interest income—Interest income increased by $54.7 million to $406.7 million for the 12 months ended December 31, 2005, from $352.0 million for the same period in 2004. This increase was primarily due to $172.3 million of interest income on new originations or additional fundings, offset by a $117.5 million decrease from the repayment of loans and other lending investments. This increase was also due to an increase in interest income on the Company’s variable-rate lending investments as a result of higher average one-month LIBOR rates of 3.39% in 2005, compared to 1.50% in 2004.

Operating lease income—Operating lease income increased by $27.2 million to $310.4 million for the 12 months ended December 31, 2005, from $283.2 million for the same period in 2004. Of this increase, $31.1 million is attributable to new CTL investments, the consolidation of Sunnyvale in March 2004, the acquisition of the remaining interest of ACRE in November 2004 and an additional $1.9 million of operating lease income from one CTL customer that terminated its lease in May 2005. This increase is partially offset by $5.9 million of lower operating lease income due to vacancies and lower rental rates on certain CTL assets.

Other income—Other income generally consists of prepayment penalties and realized gains from the early repayment of loans and other lending investments, financial advisory and asset management fees, lease termination fees, mortgage servicing fees, loan participation payments, income from timber operations and dividends on certain investments. During the 12 months ended December 31, 2005, other income included income from loan repayments and prepayment penalties of $64.8 million, lease termination, asset management, mortgage servicing and other fees of approximately $1.4 million, realized gains from marketable securities of $3.2 million, income from timber operations of $1.2 million and other miscellaneous income such as dividends and income from other investments of $10.8 million.

During the 12 months ended December 31, 2004, other income included realized gains on sale of lending investments of $8.3 million, income from loan repayments and prepayment penalties of $37.2 million, lease termination, asset management, mortgage servicing and other fees of approximately $6.3 million and other miscellaneous income such as dividend payments of $4.3 million.

Interest expense—For the 12 months ended December 31, 2005, interest expense increased by $80.4 million to $313.1 million from $232.7 million for the same period in 2004. This increase was primarily due to higher average borrowings on the Company’s unsecured debt obligations. This increase was also due to higher average one-month LIBOR rates, which averaged 3.39% in 2005 compared to 1.50% in 2004 and higher average three-month LIBOR rates, which averaged 3.57% in 2005 compared to 1.62% in 2004, on the unhedged portion of the Company’s variable-rate debt.

Operating costs—corporate tenant lease assets—For the 12 months ended December 31, 2005, operating costs increased by $1.1 million to $23.1 million from $22.0 million for the same period in 2004. This increase is primarily related to new CTL investments, higher unrecoverable operating costs due to vacancies and lease modifications on certain CTL assets.

Depreciation and amortization—Depreciation and amortization increased by $8.6 million to $72.4 million for the 12 months ended December 31, 2005 from $63.8 million for the same period in 2004. This increase is primarily due to depreciation on new CTL investments.

General and administrative—For the 12 months ended December 31, 2005, general and administrative expenses increased by $13.3 million to $61.2 million, compared to $47.9 million for the same period in 2004. This increase is primarily due to increases in payroll costs, expenses associated with employee growth, expenses relating to acquisitions made during the year and the ramp-up of new business initiatives.

General and administrative—stock-based compensation—General and administrative—stock-based compensation decreased by $106.9 million to $2.8 million for the 12 months ended December 31, 2005 compared to $109.7 million for the same period in 2004. In the first quarter 2004, the Company recognized a charge of approximately $106.9 million composed of $4.1 million for the performance-based vesting of 100,000 restricted shares granted under the Company’s long-term incentive plan to the Chief Financial Officer, $86.0 million for the vesting of 2.0 million phantom shares on March 30, 2004 granted to the Chief Executive Officer, $10.1 million for the one-time award of Common Stock to the Chief Executive Officer and $6.7 million for the vesting of 155,000 restricted shares granted to several employees (see Note 12 to the Company’s Consolidated Financial Statements).

Provision for loan losses—The Company’s charge for provision for loan losses decreased to $2.3 million for the 12 months ended December 31, 2005 compared to $9.0 million in the same period in 2004. As more fully discussed in Note 4 to the Company’s Consolidated Financial Statements, the Company has experienced minimal actual losses on its loan investments to date. The Company considers it prudent to reflect reserves for loan losses on a portfolio basis based upon the Company’s assessment of general market conditions, the Company’s internal risk management policies and credit risk rating system, industry loss experience, the Company’s assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

Loss on early extinguishment of debt—During the 12 months ended December 31, 2005, the Company incurred $1.6 million of losses on early extinguishment of debt associated with the amortization of deferred financing costs and cash prepayment fees related to the early repayment of the Company’s $135 million term loan. The Company incurred a loss of $44.4 million associated with the amortization of deferred financing costs, the amortization of an interest rate cap premium and cash prepayment fees related to the early repayment of the Company’s STARs, Series 2002-1 Notes and its STARs, Series 2003-1 Notes.

During the 12 months ended December 31, 2004, the Company incurred $11.5 million of losses on early extinguishment of debt associated with the prepayment penalties and amortization of deferred financing costs related to the redemption of $110.0 million of the Company’s 8.75% Senior Notes due 2008. In addition, the Company incurred approximately $1.6 million of net losses on early extinguishment of debt associated with the amortization of deferred financing costs related to the early repayment of several term loans and an unsecured credit facility.  These activities related to the Company’s strategies of migrating its borrowings toward more unsecured debt and taking advantage of lower cost refinancing opportunities.

Equity in earnings (loss) from joint ventures—For the 12 months ended December 31, 2005, equity in earnings (loss) from joint ventures increased by $107,000 to $3.0 million from $2.9 million for the same period in 2004. This increase is primarily due to the acquisition of a substantial minority interest in Oak Hill in April 2005, which accounted for $3.5 million of earnings from joint ventures in 2005. The increase was offset by the loss of income from the conveyance by one of the Company’s CTL joint ventures of its interest in two buildings and the related property to the mortgage lender in exchange for satisfaction of its obligations of the related loan in the first quarter of 2004 (see Note 6 to the Company’s Consolidated Financial Statements).

Income from discontinued operations—For the 12 months ended December 31, 2005 and 2004, operating income earned by the Company on CTL assets sold (prior to their sale) was $1.8 million and $21.9 million, respectively, and is classified as “discontinued operations,” even though such income was recognized by the Company prior to the asset dispositions on the Company’s Consolidated Balance Sheets.

Gain from discontinued operations—During 2005, the Company disposed of five CTL assets for net proceeds of $36.9 million, and recognized a gain of approximately $6.4 million.

During 2004, the Company disposed of 22 CTL assets for net proceeds of $279.6 million, and recognized a gain of approximately $43.4 million.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Interest income—Interest income increased by $49.1 million to $352.0 million for the 12 months ended December 31, 2004 from $302.9 million for the same period in 2003. This increase was primarily due to $106.4 million of interest income on new originations or additional fundings, offset by a $56.1 million decrease from the repayment of loans and other lending investments. This increase was due to an increase in interest income on the Company’s variable-rate lending investments as a result of higher average one-month LIBOR rates of 1.50% in 2004, compared to 1.21% in 2003.

Operating lease income—Operating lease income increased by $54.6 million to $283.2 million for the 12 months ended December 31, 2004 from $228.6 million for the same period in 2003. Of this increase, $63.7 million is attributable to new CTL investments, the consolidation of Sunnyvale in March 2004 and ACRE in November 2004. This increase is partially offset by $9.2 million of lower operating lease income due to vacancies and lower rental rates on certain CTL assets.

Other income—Other income generally consists of prepayment penalties and realized gains from the early repayment of loans and other lending investments, financial advisory and asset management fees, lease termination fees, mortgage servicing fees, loan participation payments and dividends on certain investments. During the 12 months ended December 31, 2004, other income included realized gains on sale of lending investments of $8.3 million, income from loan repayments and prepayment penalties of $37.2 million, lease termination, asset management, mortgage servicing and other fees of approximately $6.3 million and other miscellaneous income such as dividend payments of $4.3 million.

During the 12 months ended December 31, 2003, other income included realized gains on sale of lending investments of $16.3 million, income from loan repayments and prepayment penalties of $17.3 million, asset management, mortgage servicing and other fees of approximately $2.6 million and other miscellaneous income such as dividends and income from other investments of $2.0 million.

Interest expense—For the 12 months ended December 31, 2004, interest expense increased by $38.0 million to $232.7 million from $194.7 million for the same period in 2003. This increase was primarily due to the higher average borrowings on the Company’s unsecured debt obligations. This increase was also due to higher average one-month LIBOR rates, which averaged 1.50% in 2004 compared to 1.21% in 2003, on the unhedged portion of the Company’s variable-rate debt and by a $3.0 million increase in amortization of deferred financing costs on the Company’s debt obligations in 2004 compared to the same period in 2003.

Operating costs—corporate tenant lease assets—For the 12 months ended December 31, 2004, operating costs increased by $10.8 million from $11.2 million to $22.0 million for the same period in 2003. This increase is primarily related to new CTL investments and higher unrecoverable operating costs due to vacancies on certain CTL assets.

Depreciation and amortization—Depreciation and amortization increased by $13.8 million to $63.8 million for the 12 months ended December 31, 2004 from $50.0 million for the same period in 2003. This increase is primarily due to depreciation on new CTL investments.

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

Provision for loan losses—The Company’s charge for provision for loan losses increased to $9.0 million for the 12 months ended December 31, 2004 compared to $7.5 million in the same period in 2003. As more fully discussed in Note 4 to the Company’s Consolidated Financial Statements, the Company has experienced minimal actual losses on its loan investments to date. The Company considers it prudent to reflect reserves for loan losses on a portfolio basis based upon the Company’s assessment of general market conditions, the Company’s internal risk management policies and credit risk rating system, industry loss experience, the Company’s assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, since its first full quarter operating its current business as a public company (the quarter ended June 30, 1998), management has reflected quarterly provisions for loan losses in its operating results.

Loss on early extinguishment of debt—During the 12 months ended December 31, 2004, the Company incurred $11.5 million of losses on early extinguishment of debt associated with the prepayment penalties and amortization of deferred financing costs related to the redemption of $110.0 million of the Company’s 8.75% Senior Notes due 2008. In addition, the Company incurred approximately $1.6 million of net losses on early extinguishment of debt associated with the amortization of deferred financing costs related to the early repayment of several term loans and an unsecured credit facility.  These activities related to the Company’s strategies of migrating its borrowings toward more unsecured debt and taking advantage of lower cost refinancing opportunities.

During the 12 months ended December 31, 2003, the Company had no losses on early extinguishment of debt.

Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries—For the 12 months ended December 31, 2004, equity in earnings (loss) from joint ventures and unconsolidated subsidiaries increased by $7.2 million to $2.9 million from $(4.3) million for the same period in 2003. This increase is primarily due to certain lease terminations in 2003 and the conveyance by one of the Company’s CTL joint ventures of its interest in two buildings and the related property to the mortgage lender in exchange for satisfaction of its obligations of the related loan in the first quarter of 2004. In addition, this increase is due to the consolidation of iStar Operating and is partially offset by vacancies, the sale of one of the Company’s CTL joint venture interests in five buildings in September 2004, the consolidation of Sunnyvale in March 2004, and the consolidation of ACRE in November 2004 (see Note 6 to the Company’s Consolidated Financial Statements).

Income from discontinued operations—For the 12 months ended December 31, 2004 and 2003, operating income earned by the Company on CTL assets sold (prior to their sale) are $21.9 million and $27.0 million, respectively, is classified as “discontinued operations,” even though such income was recognized by the Company prior to the asset dispositions on the Company’s Consolidated Balance Sheets.

Gain from discontinued operations—During 2004, the Company disposed of 22 CTL assets for net proceeds of $279.6 million, and recognized a gain of approximately $43.4 million.

During 2003, the Company disposed of nine CTL assets for net proceeds of $47.6 million, and recognized a gain of approximately $5.2 million.

Adjusted Earnings

The Company measures its performance using adjusted earnings in addition to net income. Adjusted earnings represent net income allocable to common shareholders and HPU holders computed in accordance with GAAP, before depreciation, depletion, amortization, gain (loss) from discontinued operations, extraordinary items and cumulative effect of change in accounting principle. Adjustments for joint ventures reflect the Company’s share of adjusted earnings calculated on the same basis.

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

Adjusted earnings is not an alternative or substitute for net income in accordance with GAAP as a measure of the Company’s performance. Rather, the Company believes that adjusted earnings is an additional measure that helps analyze how its business is performing. This measure is also used to track compliance with covenants in certain of the Company’s material borrowing arrangements that have covenants based upon this measure. Adjusted earnings should not be viewed as an alternative measure of either the Company’s liquidity or funds available for its cash needs or for distribution to its shareholders. In addition, the Company may not calculate adjusted earnings in the same manner as other companies that use a similarly titled measure.

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands) (Unaudited)
Adjusted earnings:
Net income allocable to common shareholders and HPU holders	$245,593	$209,107	$255,249	$178,362	$193,004
Add: Joint venture income	136	166	593	991	965
Add: Depreciation, depletion and amortization	75,574	67,853	55,905	48,041	35,642
Add: Joint venture depreciation and amortization	8,284	3,544	7,417	4,433	4,044
Add: Amortization of deferred financing costs	68,651	33,651	27,180	31,676	21,303
Less: Gains from discontinued operations	(6,354)	(43,375)	(5,167)	(717)	(1,145)
Add: Cumulative effect of change in accounting principle(1)	—	—	—	—	282
Adjusted diluted earnings allocable to common shareholders and HPU holders(2)(3)(4)(5)	$391,884	$270,946	$341,177	$262,786	$254,095
Weighted average diluted common shares outstanding(6)	113,747	112,537	104,248	93,020	88,606

Explanatory Notes:

(1)             Represents one-time effect of adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as of January 1, 2001.

(2)             HPU holders are Company employees who purchased high performance common stock units under the Company’s High Performance Unit Program. For the years ended December 31, 2005, 2004 and 2003 adjusted diluted earnings allocable to common shareholders and HPU holders includes $9,538, $4,261 and $2,659 of adjusted earnings allocable to HPU holders, respectively.

(3)             For years ended December 31, 2005, 2004, 2003, 2002 and 2001, adjusted diluted earnings allocable to common shareholders includes approximately $7.5 million, $9.8 million, $0, $4.0 million, and $1.0 million, respectively, of cash paid for prepayment penalties associated with early extinguishment of debt.

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

(5)             For the year ended December 31, 2002, adjusted diluted earnings allocable to common shareholders includes a $15.0 million charge related to performance-based vesting of restricted shares granted under the Company’s long-term incentive plan.

(6)             In addition to the GAAP defined weighted average diluted shares outstanding these balances include an additional 44,000 shares, 73,000 shares, 147,000 shares, 371,000 shares and 372,000 shares for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively, relating to the additional dilution of joint venture shares.

Risk Management

Loans and Other Lending Investments Credit Statistics—The table below summarizes the Company’s loans and other lending investments that are more than 90-days past due in scheduled payments and details the reserve for loan losses associated with the Company’s lending investments for the 12 months ended December 31, 2005 and 2004 (in thousands):

	As of December 31,
	2005		2004
	$	%	$	%
Carrying value of loans past due 90 days or more/
As a percentage of total assets	$35,291	0.41%	$27,526	0.38%
As a percentage of total loans		0.75%		0.69%
Reserve for loan losses/
As a percentage of total assets	$46,876	0.55%	$42,436	0.59%
As a percentage of total loans		1.00%		1.07%
Net charge-offs/
As a percentage of total assets	$—	0.00%	$—	0.00%
As a percentage of total loans		0.00%		0.00%

Non-Performing Loans—Non-performing loans includes all loans on non-accrual status and repossessed real estate collateral. The Company transfers loans to non-accrual status at such time as: (1) management determines the borrower is incapable of, or has ceased efforts towards, curing the cause of an impairment; (2) the loan becomes 90 days delinquent; (3) the loan has a maturity default; or (4) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. As of December 31, 2005, the Company’s non-performing loans included two non-accrual loans with an aggregate carrying value of $35.3 million, or 0.41% of total assets, compared to 0.38% at December 31, 2004, and no repossessed real estate collateral. Management believes there is adequate collateral to support the book values of the assets.

Watch List Assets—The Company conducts a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an “early warning system.” As of December 31, 2005, the Company had three assets on its credit watch list, excluding those assets included in non-performing loans above, with an aggregate carrying value of $19.5 million, or 0.23% of total assets.

Liquidity and Capital Resources

The Company requires significant capital to fund its investment activities and operating expenses. While, the distribution requirements under the REIT provisions of the Code limit the Company’s ability to retain earnings and thereby replenish or increase capital committed to its operations, the Company believes it has sufficient access to capital resources to fund its existing business plan, which includes the expansion of its real estate lending and corporate tenant leasing businesses. The Company’s capital sources include cash flow from operations, borrowings under lines of credit, additional term borrowings, unsecured corporate debt financing, financings secured by the Company’s assets, trust preferred debt, and the issuance of common, convertible and/or preferred equity securities. Further, the Company may acquire other businesses or assets using its capital stock, cash or a combination thereof.

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

The following table outlines the contractual obligations related to the Company’s long-term debt agreements and operating lease obligations as of December 31, 2005. There are no other long-term liabilities of the Company that would constitute a contractual obligation.

		Principal Payments Due By Period(1)
	Total	Less Than 1 Year	2–3 Years	4–5 Years	6–10 Years	After 10 Years
	(In thousands)
Long-Term Debt Obligations:
Unsecured notes	$4,217,022	$50,000	$1,025,000	$1,175,000	$1,967,022	$—
Unsecured revolving credit facilities	1,242,000	—	1,242,000	—	—	—
Secured term loans	404,486	67,224	2,572	155,313	91,339	88,038
Trust Preferred	100,000	—	—	—	—	100,000
Total	5,963,508	117,224	2,269,572	1,330,313	2,058,361	188,038
Operating Lease Obligations:(2)	52,492	6,017	13,403	10,144	12,411	10,517
Total(3)	$6,016,000	$123,241	$2,282,975	$1,340,457	$2,070,772	$198,555

Explanatory Notes:

(1)             Assumes exercise of extensions on the Company’s long-term debt obligations to the extent such extensions are at the Company’s option.

(2)             The Company also has a $1.0 million letter of credit outstanding as security for its primary corporate office lease.

(3)             The Company also has letters of credit outstanding totaling $25.9 million as additional collateral for two of its investments.

The Company’s primary credit facility is an unsecured credit facility totaling $1.50 billion which bears interest at LIBOR + 0.875% per annum and matures in April 2008. At December 31, 2005, the Company had $1.24 billion drawn under this facility (see Note 9 to the Company’s Consolidated Financial Statements). As a result of upgrades in the Company’s credit ratings in 2006, the facility’s interest rate has decreased to LIBOR + 0.70% per annum (see “Ratings Triggers” below in further detail). The Company also has one LIBOR-based secured revolving credit facility with an aggregate maximum capacity of $700.0 million, of which there was no balance drawn as of December 31, 2005. Availability under the secured credit facility is based on collateral provided under a borrowing base calculation.

The Company’s debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels and a requirement to maintain specified ratios of unsecured indebtedness compared to unencumbered assets. As a result of the upgrades in 2006 of the Company’s senior unsecured debt ratings by S&P, Moody’s and Fitch, the financial covenants in some series of the Company’s publicly held debt securities are not operative.

Significant non-financial covenants include a requirement in some series of its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of December 31, 2005, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

Unencumbered Assets/Unsecured Debt—The Company has completed the migration of its balance sheet towards unsecured debt, which generally results in a corresponding reduction of secured debt and an increase in unencumbered assets. The exact timing in which the Company will issue or borrow unsecured debt will be subject to market conditions. The following table shows the ratio of unencumbered assets to unsecured debt at December 31, 2005 and 2004 (in thousands):

	As of December 31,
	2005	2004
Total Unencumbered Assets	$8,129,358	$4,687,044
Total Unsecured Debt(1)	$5,559,022	$2,965,000
Unencumbered Assets/Unsecured Debt	146%	158%

Explanatory Note:

(1)             See Note 9 to the Company’s Consolidated Financial Statements for a more detailed description of the Company’s unsecured debt.

Capital Markets Activity—During the 12 months ended December 31, 2005, the Company issued $1.45 billion aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 5.15% to 6.05% and maturing between 2010 and 2015, and $625.0 million of variable-rate Senior Notes bearing interest at annual rates ranging from three-month LIBOR + 0.39% to 0.55% and maturing between 2008 and 2009. The proceeds from these transactions were used to repay outstanding balances on the Company’s revolving credit facilities. In addition, subsequent to year end, on February 15, 2006, the Company issued $500 million 5.65% Senior Notes due 2011 and $500 million 5.875% Senior Notes due 2016.  The Company used the proceeds to repay outstanding balances on its unsecured revolving credit facility.  In connection with the issuance of these notes, the Company settled four forward-starting swaps that were entered into in May and June of 2005.

In addition, on September 14, 2005, the Company completed the issuance of $100.0 million in unsecured floating rate trust preferred securities through a newly formed statutory trust, iStar Financial Statutory Trust I, that is a wholly owned subsidiary of the Company. The securities are subordinate to the Company’s senior unsecured debt and bear interest at a rate of LIBOR + 1.50%. The trust preferred securities are redeemable, at the option of the Company, in whole or in part, with no prepayment premium any time after October  2010.

In addition, on March 1, 2005, the Company exchanged its TriNet 7.70% Senior Notes due 2017 for iStar 5.70% Series B Senior Notes due 2014 in accordance with the exchange offer and consent solicitation issued on January 25, 2005. For each $1,000 principal amount of TriNet Notes tendered, holders received approximately $1,171 principal amount of iStar Notes. A total of $117.0 million aggregate principal amount of iStar Notes were issued. The iStar Notes issued in the exchange offer form part of the series of iStar 5.70% Series B Notes due 2014 issued on March 9, 2004. Also, on March 30, 2005, the Company amended certain covenants in the indenture relating to the 7.95% Notes due 2006 as a result of a consent solicitation of the holders of those notes. Following the successful completion of the consent solicitation, the Company merged TriNet into the Company, the Company became the obligor on the Notes and TriNet no longer exists (see Note 1 to the Company’s Consolidated Financial Statements).

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

The Company primarily used the proceeds from the issuance of securities described above to repay secured indebtedness as it migrated its balance sheet towards more unsecured debt and to refinance higher yielding obligations.

During the 12 months ended December 31, 2004, the Company redeemed approximately $110.0 million aggregate principal amount of its outstanding 8.75% Senior Notes due 2008 at a price of 108.75% of par. In connection with this redemption, the Company recognized a charge to income of $11.5 million included in “Loss on early extinguishment of debt” on the Company’s Consolidated Statements of Operations. The Company also retired its 3.3 million shares of Series H Variable Rate Cumulative Redeemable Preferred Stock. In addition, the Company redeemed all of its 2.0 million shares of 9.375% Series B Cumulative Redeemable Preferred Stock and all of its 1.3 million shares of 9.200% Series C Cumulative Redeemable Preferred Stock. In connection with this redemption, the Company recognized a charge to net income allocable to common shareholders and HPU holders of approximately $9.0 million included in “Preferred dividend requirements” on the Company's Consolidated Statements of Operations.

During the 12 months ended December 31, 2003, the Company retired all of its 4.0 million shares of 9.50% Series A Cumulative Redeemable Preferred Stock and all of TriNet’s 6.75% Dealer Remarketable Securities.

Unsecured/Secured Credit Facilities Activity—On March 12, 2005, August 12, 2005, and September 30, 2005, three of the Company’s secured revolving credit facilities, with a maximum amount available to draw of $250.0 million, $350.0 million and $500.0 million, respectively, matured. Set forth below is a discussion of the Company’s remaining credit facilities.

On January 9, 2006, the Company extended the maturity on its remaining secured facility to January 2008, reduced its capacity from $700 million to $500 million and lowered its interest rates to LIBOR + 1.00%-2.00% from LIBOR + 1.40%-2.15%.

On April 19, 2004, the Company completed a new $850.0 million unsecured revolving credit facility with 19 banks and financial institutions. On December 17, 2004, the commitment on this facility was increased to $1.25 billion and was increased again on September 16, 2005 to $1.50 billion.  The facility has a three-year initial term with a one-year extension at the Company’s option. The facility initially bore interest at a rate of LIBOR + 1.00% and a 25 basis point annual facility fee. Due to an upgrade in the Company’s senior unsecured debt rating in 2004, the facility began to bear interest at a rate of LIBOR + 0.875% and a 17.5 basis point annual facility fee, which was its effective rate through December 31, 2005. In addition, as a result of upgrades to the Company’s unsecured debt ratings in 2006, the facility’s interest rate will decrease to LIBOR + 0.70% per annum, plus a 15 basis point annual facility fee.

Other Financing Activity—During the 12 months ended December 31, 2005, the Company repaid a $76.0 million mortgage on 11 CTL investments which was open to prepayment without penalty. The Company also prepaid a $135.0 million mortgage on a CTL asset with a 0.5% prepayment penalty. In addition, the Company fully repaid all of its outstanding STARs Series 2002-1 and STARs Series 2003-1 Notes which had an aggregate outstanding principal balance of approximately $620.7 million on the date of repayment. The STARs Notes were originally issued in 2002 and 2003 by special purpose subsidiaries of the Company for the purpose of match funding the Company’s assets that collateralized the STARs Notes.  For accounting purposes, the issuance of the STARs Notes was treated as a secured on-balance sheet financing and no gain on sale was recognized in connection with the redemption of the STARs Notes, the Company incurred one-time cash costs, including prepayment and other fees, of approximately $6.8 million and a non-cash charge of approximately $37.5 million to write-off deferred financing fees and expenses.

Hedging Activities—The Company has variable-rate lending assets and variable-rate debt obligations. These assets and liabilities create a natural hedge against changes in variable interest rates. This means that as interest rates increase, the Company earns more on its variable-rate lending assets and pays more on its variable-rate debt obligations and, conversely, as interest rates decrease, the Company earns less on its variable-rate lending assets and pays less on its variable-rate debt obligations. When the amount of the Company’s variable-rate debt obligations exceeds the amount of its variable-rate lending assets, the Company utilizes derivative instruments to limit the impact of changing interest rates on its net income. The Company has a policy in place, that is administered by the Audit Committee, which requires the Company to enter into hedging transactions to mitigate the impact of rising interest rates on the Company’s earnings. The policy states that a 100 basis point increase in short-term rates cannot have a greater than 2.5% impact on quarterly earnings. The Company does not use derivative instruments for speculative purposes. The derivative instruments the Company uses are typically in the form of interest rate swaps and interest rate caps. Interest rate swaps effectively can either change variable-rate debt obligations to fixed-rate debt obligations or convert fixed-rate debt obligations into variable-rate debt obligations. Interest rate caps effectively limit the maximum interest rate on variable-rate debt obligations. In addition, during 2005 the Company also began using derivative instruments to manage its exposure to foreign exchange rate movements.

The primary risks from the Company’s use of derivative instruments are the risks that a counterparty to a hedging arrangement could default on its obligation and the risk that the Company may have to pay certain costs, such as transaction fees or breakage costs, if a hedging arrangement is terminated by the Company. As a matter of policy, the Company enters into hedging arrangements with counterparties that are large, creditworthy financial institutions typically rated at least A/A2 by S&P and Moody’s, respectively. The Company’s hedging strategy is approved and monitored by the Company’s Audit Committee on behalf of its Board of Directors and may be changed by the Board of Directors without shareholder approval.

The following table represents the notional principal amounts of interest rate swaps by class and the corresponding hedged liability positions (in thousands):

	December 31,
	2005	2004
Cash flow hedges
Interest rate swaps	$250,000	$250,000
Forward-starting interest rate swaps.	650,000	200,000
Fair value hedges.	1,100,000	850,000
Total interest rate swaps	$2,000,000	$1,300,000

The following table presents the maturity, notional, and weighted average interest rates expected to be received or paid on USD interest rate swaps at December 31, 2005 ($ in thousands)(1):

	Floating to Fixed-rate			Fixed to Floating-Rate
Maturity for Years Ending December 31,	Notional Amount	Receive Rate	Pay Rate	Notional Amount	Receive Rate	Pay Rate
2006	$250,000	4.62%	2.86%	$—	—	—
2007	—	—	—	—	—	—
2008	—	—	—	150,000	3.86%	4.88%
2009	—	—	—	350,000	3.69%	4.90%
2010	—	—	—	600,000	4.39%	4.90%
2011 – Thereafter	—	—	—	—	—	—
Total	$250,000	4.62%	2.86%	$1,100,000	4.10%	4.90%

Explanatory Note:

(1)    Excludes forward-starting swaps expected to be cash settled on their effective dates and amortized to interest expense through their maturity dates.

The following table presents the Company’s foreign currency derivatives (these derivatives do not use hedge accounting, but are marked to market under SFAS 133) (in thousands):

Derivative Type	Notional Amount	Notional Currency	Notional (USD Equivalent)	Maturity
Sell GBP forward	£16,077	Pound Sterling	$28,133	January 2006
Sell CAD forward	CAD 11,512	Canadian Dollar	9,979	January 2006
Buy EUR forward	€632	Euro	763	March 2006
Cross currency swap	€3,740	Euro	4,555	June 2010
			$43,430

At December 31, 2005, derivatives with a fair value of $13.2 million were included in other assets and derivatives with a fair value of $32.1 million were included in other liabilities.

Off-Balance Sheet Transactions—The Company is not dependent on the use of any off-balance sheet financing arrangements for liquidity. As of December 31, 2005, the Company did not have any CTL joint ventures accounted for under the equity method, which had third-party debt.

The Company’s STARs Notes were all on-balance sheet financings. These securitizations were prepaid on September 28, 2005.

The Company has certain discretionary and non-discretionary unfunded commitments related to its loans and other lending investments that it may be required to, or choose to, fund in the future. Discretionary commitments are those under which the Company has sole discretion with respect to future funding. Non-discretionary commitments are those that the Company is generally obligated to fund at the request of the borrower or upon the occurrence of events outside of the Company’s direct control. As of December 31, 2005, the Company had 38 loans with unfunded commitments totaling $1.37 billion, of which $38.7 million was discretionary and $1.33 billion was non-discretionary. In addition, the Company has $83.7 million of non-discretionary unfunded commitments related to ten CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon funding, the Company would receive additional operating lease income from the customers. Further, the Company had three equity investments with unfunded non-discretionary commitments of $29.3 million.

Ratings Triggers—The $1.50 billion unsecured revolving credit facility that the Company has in place at December 31, 2005, bore interest at LIBOR + 0.875% per annum at that date based on the Company’s senior unsecured credit ratings of BBB- from S&P, Baa3 from Moody’s and BBB- from Fitch Ratings. This rate was reduced from LIBOR + 1.00% due to the Company achieving an investment grade senior unsecured debt rating from S&P in October 2004. Due to the Company achieving upgrades from S&P and Moody’s in 2006 (see below), the facility’s interest rate has decreased to LIBOR + 0.70% per annum.

On February 9, 2006, S&P upgraded the Company’s senior unsecured debt rating to BBB from BBB- and raised the ratings on its preferred stock to BB+ from BB. On February 7, 2006, Moody’s upgraded the Company’s senior unsecured debt rating to Baa2 from Baa3 and raised the ratings on its preferred stock to Ba1 from Ba2. On January 19, 2006, Fitch Ratings upgraded the Company’s senior unsecured debt rating to BBB from BBB- and raised our preferred stock rating to BB+ from BB, with a stable outlook. The upgrades were primarily a result of the Company’s further migration to an unsecured capital structure, including the recent repayment of the STARs Notes.

As a result of the upgrades in 2006 of the Company’s senior unsecured debt ratings by S&P, Moody’s and Fitch, the financial covenants, including limitations on incurrence of indebtedness and maintenance of unencumbered assets compared to unsecured indebtedness, in some series of the Company’s publicly held debt securities are not operative. If the Company were to be downgraded from its current ratings by either S&P or Moody’s, these financial covenants would become operative again.

On October 6, 2004, Moody’s upgraded the Company’s senior unsecured debt ratings to Baa3 from Ba1. The upgraded rating reflected the shift towards unsecured debt and the resulting increase in unencumbered assets, the continued profitable growth in the Company’s business franchise, the strong quality of both the structured finance and CTL business and the active management of those businesses.

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

Except as described above, there are no other ratings triggers in any of the Company’s debt instruments or other operating or financial agreements at December 31, 2005.

Transactions with Related Parties—During 2005, the Company invested in a substantial minority interest of Oak Hill Advisors, L.P., Oak Hill Credit Alpha MGP, OHSF GP Partners II, LLC and Oak Hill Credit Opportunities MGP, LLC (see Note 6 to the Company’s Consolidated Financial Statements for more detail).  In relation to the Company’s investment in these entities, it appointed to its Board of Directors a member that holds a substantial investment in these same four entities. During 2005, the Company had an investment in iStar Operating Inc. (“iStar Operating”), a taxable subsidiary that, through a wholly-owned subsidiary, services the Company’s loans and certain loan portfolios owned by third parties. The Company owned all of the non-voting preferred stock and a 95% economic interest in iStar Operating. An entity controlled by a former director of the Company, owned all of all the voting common stock and a 5% economic interest in iStar Operating. On December 31, 2005, the Company acquired all the voting common stock and the remaining 5% economic interest in iStar Operating for a nominal amount and simultaneously merged it into an existing taxable REIT subsidiary of the Company.

As more fully described in Note 12 to the Company’s Consolidated Financial Statements, during 2004, certain affiliates of Starwood Opportunity Fund IV, L.P. and the Company’s Executive Officer have reimbursed the Company for the value of restricted shares awarded to the Company’s former President in excess of 350,000 shares.

DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company’s shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company’s shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company’s sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company’s Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the 12 months ended December 31, 2005 and 2004, the Company issued a total of approximately 433,000 and 427,000 shares of its Common Stock, respectively, through both plans. Net proceeds during the 12 months ended December 31, 2005 and 2004 were approximately $17.4 million and $17.6 million, respectively. There are approximately 2.7 million shares available for issuance under the plan as of December 31, 2005.

Stock Repurchase Program—The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of December 31, 2005, the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. The Company has not repurchased any shares under the stock repurchase program since November 2000, however, the Company issued approximately 1.2 million shares of its treasury stock during 2005 (See Note 10 to the Company’s Consolidated Financial Statements).

Critical Accounting Estimates

The Company’s Consolidated Financial Statements include the accounts of the Company, all majority-owned and controlled subsidiaries and all entities consolidated under FASB Interpretation No. 46R. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe that there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. During 2005, management reviewed and evaluated its critical accounting policies and believes them to be appropriate. The Company’s accounting policies are described in Note 3 to the Company’s Consolidated Financial Statements. Management believes the more significant of these to be as follows:

Revenue Recognition—The most significant sources of the Company’s revenue come from its lending operations and its CTL operations. For its lending operations, the Company reflects income using the effective yield method, which recognizes periodic income over the expected term of the investment on a constant yield basis. For CTL assets, the Company recognizes income on the straight-line method, which effectively recognizes contractual lease payments to be received by the Company evenly over the term of the lease. Management believes the Company’s revenue recognition policies are appropriate to reflect the substance of the underlying transactions.

Reserve for Loan Losses—The Company’s accounting policies require that an allowance for estimated credit losses be reflected in the financial statements based upon an evaluation of known and inherent risks in its private lending assets. While the Company and its private predecessors have experienced minimal actual losses on their lending investments, management considers it prudent to reflect reserves for loan losses on a portfolio basis based upon the Company’s assessment of general market conditions, the Company’s internal risk management policies and credit risk rating system, industry loss experience, the Company’s assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Actual losses, if any, could ultimately differ from these estimates.

Allowance for doubtful accounts—The Company’s accounting policy requires a reserve on the Company’s accrued operating lease income receivable balances and on the deferred operating lease income receivable balances. The reserve covers asset specific problems (e.g., bankruptcy) as they arise, as well as, a portfolio reserve based on management’s evaluation of the credit risks associated with these receivables.

Impairment of Long-Lived Assets—CTL assets represent “long-lived” assets for accounting purposes. The Company periodically reviews long-lived assets to be held and used in its leasing operations for impairment in value whenever any events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In management’s opinion, based on this analysis, CTL assets to be held and used are not carried at amounts in excess of their estimated recoverable amounts.

Risk Management and Financial Instruments—The Company has historically utilized derivative financial instruments only as a means to help to manage its interest rate risk exposure on a portion of its variable-rate debt obligations (i.e., as cash flow hedges). Some of the instruments utilized are pay-fixed swaps or LIBOR-based interest rate caps which are widely used in the industry and typically with major financial institutions. The Company’s accounting policies generally reflect these instruments at their fair value with unrealized changes in fair value reflected in “Accumulated other comprehensive income (losses)” on the Company’s Consolidated Balance Sheets. Realized effects on the Company’s cash flows are generally recognized currently in income.

However, when appropriate the Company enters into interest rate swaps that convert fixed-rate debt to variable rate in order to mitigate the risk of changes in fair value of its fixed-rate debt obligations. The Company reflects these instruments at their fair value and adjusts the carrying amount of the hedged liability by an offsetting amount.

Income Taxes—The Company’s financial results generally do not reflect provisions for current or deferred income taxes. Management believes that the Company has and intends to continue to operate in a manner that will continue to allow it to be taxed as a REIT and, as a result, does not expect to pay substantial corporate-level taxes. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to Federal income tax.

Executive Compensation—The Company’s accounting policies generally provide cash compensation to be estimated and recognized over the period of service. With respect to stock-based compensation arrangements, as of July 1, 2002 (with retroactive application to the beginning of the calendar year), the Company has adopted the fair value method allowed under SFAS No. 123 as amended by SFAS No. 148 on a prospective basis which values options on the date of grant and recognizes an expense equal to the fair value of the option multiplied by the number of options granted over the related service period. These arrangements are often complex and generally structured to align the interests of management with those of the Company’s shareholders. See Note 12 to the Company’s Consolidated Financial Statements for a detailed discussion of such arrangements and the related accounting effects.

On February 11, 2004, the Company entered into a new employment agreement with its Chief Executive Officer which took effect upon the expiration of the old agreement. During 2004, the Company also entered into a three-year employment agreement with its President. In addition, during 2002, the Company entered into a three-year employment agreement with its Chief Financial Officer. See Note 12 to the Company’s Consolidated Financial Statements for a more detailed description of these employment agreements.

In addition, during 2004 and 2005 the Chief Executive Officer purchased an 80% and 75% interest in the Company’s 2006 and 2007 high performance unit program for executive officers, respectively. The President also purchased a 20% interest in both the Company’s 2005 and 2006 high performance unit program for executive officers, and a 25% interest in the Company’s 2007 high performance unit program for executive officers. These performance programs were approved by the Company’s shareholders in 2003 and are described in detail in the Company’s 2003 annual proxy statement. The purchase price paid by the Chief Executive Officer and President is based upon a valuation prepared by an independent investment banking firm. The interests purchased by the Chief Executive Officer and President will only have nominal value to them unless the Company achieves total shareholder returns in excess of those achieved by peer group indices, all as more fully described in the Company’s 2003 annual proxy statement.

New Accounting Standards

In March 2005, the FASB released FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  The Company adopted FIN 47 during 2005 and it did not have a significant impact on the Company’s Consolidated Financial Statements.

In December 2004, the FASB released Statement of Financial Accounting Standards No. 153 (“SFAS No. 153”), “Accounting for Non-monetary Transactions.” SFAS No. 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. SFAS No. 153 is effective for nonmonetary transactions occurring in fiscal years beginning after June 15, 2005. The Company does not expect that the implementation of this standard will have a significant impact on the Company’s Consolidated Financial Statements.

In June 2005, the Emerging Issues Task Force reached a consensus on EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF 04-5 states that a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate the limited partnership unless one of the following two conditions exist: (1) the limited partners possess substantive kick-out rights, or (2) the limited partners possess substantive participating rights. A kick-out right is defined as the substantive ability to remove the sole general partner without cause or otherwise dissolve (liquidate) the limited patnership. Substantive participating rights are when the limited partners have the substantive right to participate in certain financial and operating decisions of the limited partnership that are made in the ordinary course of business. The consensus guidance in EITF 04-5 is effective for all agreements entered into or modified after June 29, 2005. For all pre-existing agreements that are not modified, the consensus is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005. The Company does not expect that the implementation of this standard will have a significant impact on the Company’s Consolidated Financial Statements.

In December 2004, the FASB released Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment.” This standard requires issuers to measure the cost of equity-based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (typically the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will initially measure the cost of liability based service awards based on their current fair value. The fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Companies can comply with FASB No. 123R using one of three transition methods: (1) the modified prospective method; (2) a variation of the modified prospective method; or (3) the modified retrospective method. The provisions of this statement are effective for interim and annual periods beginning after June 15, 2005. The Company will adopt SFAS No. 123R as of January 1, 2006, and is still evaluating the financial impact on the Company’s Consolidated Financial Statements.

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

The Company’s operating results will depend in part on the difference between the interest and related income earned on its assets and the interest expense incurred in connection with its interest-bearing liabilities. Competition from other providers of real estate financing may lead to a decrease in the interest rate earned on the Company’s interest-bearing assets, which the Company may not be able to offset by obtaining lower interest costs on its borrowings. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between the Company’s interest-earning assets and interest-bearing liabilities. Any significant compression of the spreads between interest-earning assets and interest-bearing liabilities could have a material adverse effect on the Company. In addition, an increase in interest rates could, among other things, reduce the value of the Company’s interest-bearing assets and its ability to realize gains from the sale of such assets, and a decrease in interest rates could reduce the average life of the Company’s interest-earning assets.

A substantial portion of the Company’s loan investments are subject to significant prepayment protection in the form of lock-outs, yield maintenance provisions or other prepayment premiums which provide substantial yield protection to the Company. Those assets generally not subject to prepayment penalties include: (1) variable-rate loans based on LIBOR, originated or acquired at par, which would not result in any gain or loss upon repayment; and (2) discount loans and loan participations acquired at discounts to face values, which would result in gains upon repayment. Further, while the Company generally seeks to enter into loan investments which provide for substantial prepayment protection, in the event of declining interest rates, the Company could receive such prepayments and may not be able to reinvest such proceeds at favorable returns. Such prepayments could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

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

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond the control of the Company. As more fully discussed in Note 11 to the Company’s Consolidated Financial Statements, the Company employs match funding-based hedging strategies to limit the effects of changes in interest rates on its operations, including engaging in interest rate caps, floors, swaps, futures and other interest rate-related derivative contracts. These strategies are specifically designed to reduce the Company’s exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate movements in the market. The Company does not enter into derivative contracts for speculative purposes nor as a hedge against changes in credit risk of its borrowers or of the Company itself.

Each interest rate cap or floor agreement is a legal contract between the Company and a third party (the “counterparty”). When the Company purchases a cap or floor contract, the Company makes an up-front payment to the counterparty and the counterparty agrees to make payments to the Company in the future should the reference rate (typically one-, three- or six-month LIBOR) rise above (cap agreements) or fall below (floor agreements) the “strike” rate specified in the contract. Each contract has a notional face amount. Should the reference rate rise above the contractual strike rate in a cap, the Company will earn cap income. Should the reference rate fall below the contractual strike rate in a floor, the Company will earn floor income. Payments on an annualized basis will equal the contractual notional face amount multiplied by the difference between the actual reference rate and the contracted strike rate. The Company utilizes the provisions of SFAS No. 133 with respect to such instruments. SFAS No. 133 provides that the up-front fees paid on option-based products such as caps be expensed into earnings based on the allocation of the premium to the affected periods as if the agreement were a series of “caplets.” These allocated premiums are then reflected as a charge to income and are included in “Interest expense” on the Company’s Consolidated Statements of Operations in the affected period.

Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which swaps are based is not exchanged. The Company’s swaps are either “pay fixed” swaps involving the exchange of variable-rate interest payments from the counterparty for fixed interest payments from the Company or “pay floating” swaps involving the exchange of fixed-rate interest payments from the counterparty for variable-rate interest payments from the Company, which mitigates the risk of changes in fair value of the Company’s fixed-rate debt obligations.

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

While a REIT may freely utilize derivative instruments to hedge interest rate risk on its liabilities, the use of derivatives for other purposes, including hedging asset-related risks such as credit, prepayment or interest rate exposure on the Company’s loan assets, could generate income which is not qualified income for purposes of maintaining REIT status. As a consequence, the Company may only engage in such instruments to hedge such risks on a limited basis.

There can be no assurance that the Company’s profitability will not be adversely affected during any period as a result of changing interest rates. In addition, hedging transactions using derivative instruments involve certain additional risks such as counterparty credit risk, legal enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. With regard to loss of basis in a hedging contract, indices upon which contracts are based may be more or less variable than the indices upon which the hedged assets or liabilities are based, thereby making the hedge less effective. The counterparties to these contractual arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of nonperformance by these counterparties. However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet their obligations. There can be no assurance that the Company will be able to adequately protect against the foregoing risks and that the Company will ultimately realize an economic benefit from any hedging contract it enters into which exceeds the related costs incurred in connection with engaging in such hedges.

The following table quantifies the potential changes in net investment income and net fair value of financial instruments should interest rates increase or decrease 50, 100 or 200 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). Net investment income is calculated as revenue from loans and other lending investments and operating leases and equity in earnings of joint ventures (as of December 31, 2005), less interest expense, operating costs on CTL assets and loss on early extinguishment of debt, for the year ended December 31, 2005. Net fair value of financial instruments is calculated as the sum of the value of derivative instruments and the present value of cash in-flows generated from interest-earning assets, less cash out-flows in respect to interest-bearing liabilities as of December 31, 2005. The cash flows associated with the Company’s assets are calculated based on management’s best estimate of expected payments for each loan based on loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty, term and collateral type. Many of the Company’s loans are protected from prepayment as a result of prepayment penalties, yield maintenance fees or contractual terms which prohibit prepayments during specified periods. However, for those loans where prepayments are not currently precluded by contract, declines in interest rates may increase prepayment speeds. The base interest rate scenario assumes the one-month LIBOR rate of 4.39% as of December 31, 2005. Actual results could differ significantly from those estimated in the table.

Net fair value of financial instruments in the table below does not include CTL assets (approximately 41% of the Company’s total assets) and certain forms of corporate finance investments but includes debt associated with the financing of these CTL assets. Therefore, the table below is not a meaningful representation of the estimated percentage change in net fair value of financial instruments with change in interest rates.

The estimated percentage change in net investment income does include operating lease income from CTL assets and therefore is a more accurate representation of the impact of changes in interest rates on net investment income.

Estimated Percentage Change In

Change in Interest Rates	Net Investment Income	Net Fair Value of Financial Instruments
-100 Basis Points	0.91%	(2.61)%
-50 Basis Points	0.42%	(1.23)%
Base Interest Rate	0.00%	0.00%
+100 Basis Points	(0.78)%	2.06%
+200 Basis Points	(1.56)%	3.69%

Item 8. Financial Statements and Supplemental Data

Index to Financial Statements

Page
Financial Statements:
Report of Independent Registered Public Accounting Firm	54
Consolidated Balance Sheets at December 31, 2005 and 2004	56
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2005	57
Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended December 31, 2005	58
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005	60
Notes to Consolidated Financial Statements	61
Financial Statement Schedules:
For the period ended December 31, 2005:
Schedule II—Valuation and Qualifying Accounts and Reserves	103
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation	104
Schedule IV—Loans and Other Lending Investments	113

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Financial statements of eight unconsolidated entities accounted for under the equity method have been omitted because the Company’s proportionate share of the income from continuing operations before income taxes is less than 20% of the respective consolidated amount and the investments in and advances to each company are less than 20% of consolidated total assets.

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders
of iStar Financial Inc.:

We have completed integrated audits of iStar Financial Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iStar Financial Inc. and its subsidiaries (collectively, the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index  present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
New York, New York
March 15, 2006

iStar Financial Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of December 31,
	2005	2004
ASSETS
Loans and other lending investments, net	$4,661,915	$3,938,427
Corporate tenant lease assets, net	3,115,361	2,877,042
Other investments	240,470	82,854
Investments in joint ventures	202,128	5,663
Cash and cash equivalents	115,370	88,422
Restricted cash	28,804	39,568
Accrued interest and operating lease income receivable	32,166	25,633
Deferred operating lease income receivable	76,874	62,092
Deferred expenses and other assets	50,005	100,536
Goodwill	9,203	—
Total assets	$8,532,296	$7,220,237
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$192,522	$140,075
Debt obligations	5,859,592	4,605,674
Total liabilities	6,052,114	4,745,749
Commitments and contingencies	—	—
Minority interest in consolidated entities	33,511	19,246
Shareholders’ equity:
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at December 31, 2005 and 2004	4	4
Series E Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,600 shares issued and outstanding at December 31, 2005 and 2004	6	6
Series F Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at December 31, 2005 and 2004	4	4
Series G Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 3,200 shares issued and outstanding at December 31, 2005 and 2004	3	3
Series I Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,000 shares issued and outstanding at December 31, 2005 and 2004	5	5
High Performance Units	8,797	7,828
Common Stock, $0.001 par value, 200,000 shares authorized, 113,209 and 111,432 shares issued and outstanding at December 31, 2005 and 2004, respectively	113	111
Warrants and options	6,450	6,458
Additional paid-in capital	2,886,434	2,840,062
Retained earnings (deficit)	(442,758)	(349,097)
Accumulated other comprehensive income (losses) (See Note 14)	13,885	(2,086)
Treasury stock (at cost)	(26,272)	(48,056)
Total shareholders’ equity	2,446,671	2,455,242
Total liabilities and shareholders’ equity	$8,532,296	$7,220,237

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2005	2004	2003
Revenue:
Interest income	$406,668	$351,972	$302,915
Operating lease income	310,396	283,157	228,620
Other income	81,440	56,063	38,153
Total revenue	798,504	691,192	569,688
Costs and expenses:
Interest expense	313,053	232,728	194,662
Operating costs—corporate tenant lease assets	23,066	21,987	11,236
Depreciation and amortization	72,442	63,778	49,943
General and administrative	61,229	47,912	38,153
General and administrative—stock-based compensation expense	2,758	109,676	3,633
Provision for loan losses	2,250	9,000	7,500
Loss on early extinguishment of debt	46,004	13,091	—
Total costs and expenses	520,802	498,172	305,127
Income before equity in earnings from joint ventures, minority interest and other items	277,702	193,020	264,561
Equity in earnings (loss) from joint ventures	3,016	2,909	(4,284)
Minority interest in consolidated entities	(980)	(716)	(249)
Income from continuing operations	279,738	195,213	260,028
Income from discontinued operations	1,821	21,859	26,962
Gain from discontinued operations	6,354	43,375	5,167
Net income	287,913	260,447	292,157
Preferred dividend requirements	(42,320)	(51,340)	(36,908)
Net income allocable to common shareholders and HPU holders(1)	$245,593	$209,107	$255,249
Basic earnings per common share(2)	$2.13	$1.87	$2.52
Diluted earnings per common share(3)(4)	$2.11	$1.83	$2.43

Explanatory Notes:

(1)             HPU holders are Company employees who purchased high performance common stock units under the Company’s High Performance Unit Program.

(2)             For the 12 months ended December 31, 2005, 2004 and 2003, excludes $6,043, $3,314 and $2,066 of net income allocable to HPU holders, respectively.

(3)             For the 12 months ended December 31, 2005, 2004 and 2003, excludes $5,983, $3,265 and $1,994 of net income allocable to HPU holders, respectively.

(4)             For the 12 months ended December 31, 2005, 2004 and 2003, includes $28, $3 and $167 of joint venture income, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	HPU’s	Common Stock at Par	Warrants & Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total
Balance at December 31, 2002	$4	$2	$1	$4	$—	$—	$—	$—	$—	$1,359	$98	$20,322	$2,281,636	$(227,769)	$(2,301)	$(48,056)	$2,025,300
Exercise of options	—	—	—	—	—	—	—	—	—	—	1	373	27,754	—	—	—	28,128
Net proceeds from preferred offering/exchange	(4)	—	—	—	6	4	3	—	—	—	—	—	87,900	—	—	—	87,909
Proceeds from equity offering	—	—	—	—	—	—	—	—	—	—	5	—	190,931	—	—	—	190,936
Dividends declared-preferred	—	—	—	—	—	—	—	—	—	—	—	—	195	(36,908)	—	—	(36,713)
Dividends declared-common	—	—	—	—	—	—	—	—	—	—	—	—	—	(267,785)	—	—	(267,785)
Dividends declared- HPU’s	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,144)	—	—	(2,144)
Restricted stock units granted to employees	—	—	—	—	—	—	—	—	—	—	—	—	1,339	—	—	—	1,339
Options granted to employees	—	—	—	—	—	—	—	—	—	—	—	—	82	—	—	—	82
High performance units sold to employees	—	—	—	—	—	—	—	—	—	3,772	—	—	—	—	—	—	3,772
Issuance of stock-DRIP/Stock purchase plan	—	—	—	—	—	—	—	—	—	—	3	—	88,935	—	—	—	88,938
Net income for the period	—	—	—	—	—	—	—	—	—	—	—	—	—	292,157	—	—	292,157
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,309	—	3,309
Balance at December 31, 2003	$—	$2	$1	$4	$6	$4	$3	$—	$—	$5,131	$107	$20,695	$2,678,772	$(242,449)	$1,008	$(48,056)	$2,415,228
Exercise of options and warrants	—	—	—	—	—	—	—	—	—	—	4	(14,237)	41,501	—	—	—	27,268
Net proceeds from preferred offering/exchange	—	—	—	—	—	—	—	3	5	—	—	—	202,743	—	—	—	202,751
Proceeds from equity offering	—	(2)	(1)	—	—	—	—	(3)	—	—	—	—	(155,959)	—	—	—	(155,965)
Dividends declared-preferred	—	—	—	—	—	—	—	—	—	—	—	—	—	(51,340)	—	—	(51,340)
Dividends declared-common	—	—	—	—	—	—	—	—	—	—	—	—	—	(310,744)	—	—	(310,744)
Dividends declared-HPU’s	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,011)	—	—	(5,011)
Restricted stock units granted to employees	—	—	—	—	—	—	—	—	—	—	—	—	53,351	—	—	—	53,351
High performance units sold to employees	—	—	—	—	—	—	—	—	—	2,697	—	—	—	—	—	—	2,697
Issuance of stock-DRIP/Stock purchase plan	—	—	—	—	—	—	—	—	—	—	—	—	17,719	—	—	—	17,719
Contribution from significant shareholder	—	—	—	—	—	—	—	—	—	—	—	—	1,935	—	—	—	1,935
Net income for the period	—	—	—	—	—	—	—	—	—	—	—	—	—	260,447	—	—	260,447
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,094)	—	(3,094)
Balance at December 31, 2004	$—	$—	$—	$4	$6	$4	$3	$—	$5	$7,828	$111	$6,458	$2,840,062	$(349,097)	$(2,086)	$(48,056)	$2,455,242

iStar Financial Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Continued)
(In thousands)

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	HPU’s	Common Stock at Par	Warrants & Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total
Balance at December 31, 2004	$—	$—	$—	$4	$6	$4	$3	$—	$5	$7,828	$111	$6,458	$2,840,062	$(349,097)	$(2,086)	$(48,056)	$2,455,242
Exercise of options and warrants	—	—	—	—	—	—	—	—	—	—	1	(8)	1,762	—	—	—	1,755
Dividends declared-preferred	—	—	—	—	—	—	—	—	—	—	—	—	—	(42,320)	—	—	(42,320)
Dividends declared-common	—	—	—	—	—	—	—	—	—	—	—	—	—	(330,998)	—	—	(330,998)
Dividends declared-HPU’s	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,256)	—	—	(8,256)
Restricted stock units granted to employees	—	—	—	—	—	—	—	—	—	—	—	—	1,022	—	—	—	1,022
Issuance of treasury stock	—	—	—	—	—	—	—	—	—	—	1	—	26,169	—	—	21,784	47,954
High performance units sold to employees	—	—	—	—	—	—	—	—	—	969	—	—	—	—	—	—	969
Issuance of stock-DRIP/Stock purchase plan	—	—	—	—	—	—	—	—	—	—	—	—	17,419	—	—	—	17,419
Contribution from significant shareholder	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income for the period	—	—	—	—	—	—	—	—	—	—	—	—	—	287,913	—	—	287,913
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,971	—	15,971
Balance at December 31, 2005	$—	$—	$—	$4	$6	$4	$3	$—	$5	$8,797	$113	$6,450	$2,886,434	$(442,758)	$13,885	$(26,272)	$2,446,671

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$287,913	$260,447	$292,157
Adjustments to reconcile net income to cash flows from operating activities:
Minority interest in consolidated entities	980	716	249
Non-cash expense for stock-based compensation	3,028	54,403	3,781
Depreciation, depletion and amortization	75,647	63,778	49,943
Depreciation and amortization from discontinued operations	628	4,705	6,136
Amortization of deferred financing costs	30,148	30,189	27,180
Amortization of discounts/premiums, deferred interest and costs on lending investments	(67,343)	(59,466)	(54,799)
Discounts, loan fees and deferred interest received	119,477	40,373	36,063
Equity in earnings (loss) from joint ventures	(3,016)	(2,909)	4,284
Distributions from operations of joint ventures	6,672	5,840	2,839
Loss on early extinguishment of debt, net of cash paid	38,503	3,375	—
Deferred operating lease income receivable	(14,855)	(18,075)	(15,366)
Gain from discontinued operations	(6,354)	(43,375)	(5,167)
Provision for loan losses	2,250	9,000	7,500
Change in investments in and advances to joint ventures	—	—	(2,877)
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	(4,651)	(1,018)	(647)
Changes in deferred expenses and other assets	7,046	21,802	(24,279)
Changes in accounts payable, accrued expenses and other liabilities	39,846	(16,219)	7,676
Cash flows from operating activities	515,919	353,566	334,673
Cash flows from investing activities:
New investment originations	(3,140,051)	(2,058,732)	(2,083,137)
Cash paid for acquisition of Falcon Financial	(113,696)	—	—
Add-on fundings under existing loan commitments	(349,200)	(255,321)	(46,164)
Net proceeds from sale of corporate tenant lease assets	36,915	279,575	47,569
Repayments of and principal collections on loans and other lending investments	2,364,293	1,590,812	1,119,579
Net investments in and advances to joint ventures	(152,088)	—	—
Distributions from unconsolidated entities, net of contributions	3,624	—	—
Capital improvements for build-to-suit facilities	(34,441)	—	—
Capital improvement projects on corporate tenant lease assets	(8,982)	(7,124)	(3,487)
Other capital expenditures on corporate tenant lease assets	(12,495)	(14,846)	(5,125)
Cash flows from investing activities	(1,406,121)	(465,636)	(970,765)
Cash flows from financing activities:
Borrowings under secured revolving credit facilities	1,176,000	2,680,416	1,643,552
Repayments under secured revolving credit facilities	(1,254,586)	(3,298,421)	(2,220,715)
Borrowings under unsecured revolving credit facilities	5,182,000	3,945,500	130,000
Repayments under unsecured revolving credit facilities	(4,780,000)	(3,235,500)	—
Borrowings under term loans	60,705	160,181	233,000
Repayments under term loans	(342,627)	(403,231)	(107,723)
Borrowings under unsecured bond offerings	2,056,777	1,032,442	526,966
Repayments under unsecured notes	(47)	(110,000)	—
Borrowings under secured bond offerings	—	—	645,822
Repayments under secured notes	(932,914)	(378,400)	(210,876)
Borrowings under other debt obligations	97,963	—	25,251
Repayments under other debt obligations	—	(10,148)	(7,064)
Contributions from minority interest partners	11,684	3,340	2,522
Changes in restricted cash held in connection with debt obligations	10,764	18,757	(17,454)
Payments for deferred financing costs	(4,530)	(13,131)	(35,609)
Distributions to minority interest partners	(2,599)	(1,054)	(159)
Net proceeds from preferred offering/exchange	—	203,048	87,909
Redemption of preferred stock	—	(165,000)	—
Common dividends paid	(330,998)	(310,744)	(267,785)
Preferred dividends paid	(42,320)	(41,908)	(36,713)
Dividends on HPUs	(8,256)	(5,011)	(2,144)
HPUs issued	969	2,697	3,772
Proceeds from equity offering	—	—	190,936
Contribution from significant shareholder	—	1,935	—
Proceeds from exercise of options and issuance of DRIP/Stock purchase shares	19,165	44,634	116,760
Cash flows from financing activities	917,150	120,402	700,248
Changes in cash and cash equivalents	26,948	8,332	64,156
Cash and cash equivalents at beginning of period	88,422	80,090	15,934
Cash and cash equivalents at end of period	$115,370	$88,422	$80,090
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$262,283	$191,205	$165,757

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.
Notes to Consolidated Financial Statements

Note 1—Business and Organization

Business—iStar Financial Inc. (the “Company”) is the leading publicly-traded finance company focused on the commercial real estate industry. The Company primarily provides custom-tailored financing to high-end private and corporate owners of real estate. The Company, which is taxed as a real estate investment trust ("REIT"), seeks to deliver strong dividends and superior risk-adjusted returns on equity to shareholders by providing the highest quality financing to its customers.

The Company’s two primary lines of business are lending and corporate tenant leasing.  The lending business is primarily comprised of senior and mezzanine loans that typically range in size from $20 million to $150 million and have maturities generally ranging from three to ten years. These loans may be either fixed rate (based on the U.S. Treasury rate plus a spread) or variable rate (based on LIBOR plus a spread) and are structured to meet the specific financing needs of the borrowers.  The Company also provides senior and mezzanine capital to corporations engaged in real estate or real estate-related businesses. These financings may be either secured or unsecured, typically range in size from $20 million to $150 million and have maturities generally ranging from five to ten years. As part of the lending business, the Company also acquires whole loans and loan participations which present attractive risk-reward opportunities. Acquired loan positions typically range in size from $20 million to $100 million.

The Company’s corporate tenant leasing business provides capital to corporations and other owners who control facilities leased to single creditworthy customers. The Company’s net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with public companies, many of which are rated corporate credits, and many of which provide for most expenses at the facility to be paid by the corporate customer on a triple net lease basis. Corporate tenant lease, or CTL, transactions have initial terms generally ranging from 15 to 20 years and typically range in size from $20 million to $150 million.

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

Organization—The Company began its business in 1993 through private investment funds formed to capitalize on inefficiencies in the real estate finance market. In March 1998, these funds contributed their

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 1—Business and Organization (Continued)

assets to the Company's predecessor in exchange for a controlling interest in that company.  The Company later acquired its former external advisor in exchange for shares of the Company’s common stock (‘‘Common Stock’’) and converted its organizational form to a Maryland corporation. As part of the conversion to a Maryland corporation, the Company replaced its former dual class common share structure with a single class of Common Stock. The Company’s Common Stock began trading on the New York Stock Exchange on November 4, 1999. Prior to this date, the Company’s common stock was traded on the American Stock Exchange.  Since that time, the Company has grown by originating new lending and leasing transactions, as well as through corporate acquisitions, including the acquisition in 1999 of TriNet Corporate Realty Trust, Inc. (“TriNet”).

Note 2—Basis of Presentation

The accompanying audited Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The Consolidated Financial Statements include the accounts of the Company, its qualified REIT subsidiaries, its majority-owned and controlled partnerships and other entities that are consolidated under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB 51 (“FIN 46R”) (see Note 6).

Certain investments in joint ventures or other entities which the Company does not control are accounted for under the equity method (see Note 6). All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3—Summary of Significant Accounting Policies

Loans and other lending investments, net—As described in Note 4, “Loans and Other Lending Investments” includes the following investments: senior mortgages, subordinate mortgages, corporate/partnership loans, other lending investments-loans and other lending investments-securities. Management considers nearly all of its loans and other lending investments to be held-to-maturity, although a small number of investments may be classified as available-for-sale. Items classified as held-to-maturity are reflected at amortized historical cost. Items classified as available-for-sale are reported at fair values with unrealized gains and losses included in “Accumulated other comprehensive income (losses)” on the Company’s Consolidated Balance Sheets and are not included in the Company’s net income.

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

CTL assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less costs to sell and are included in “assets held for sale” on the Company’s Consolidated Balance Sheets. The Company also periodically reviews long-lived assets to be held and used for an impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

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

The total amount of other intangible assets are allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each customer’s lease and the Company’s overall relationship with each customer. Characteristics to be considered in allocating these values include the nature and extent of the existing relationship with the customer, prospects for developing new business with the customer, the customer’s credit quality and the expectation of lease renewals among other factors. Factors considered by management’s analysis include the estimated carrying costs of the facility during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost operating lease income at market rates during the hypothetical expected lease-up periods, based on management’s assessment of specific market conditions. Management estimates costs to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the facility. Management’s estimates are used to determine these values. These intangible assets are included in “Other investments” on the Company’s Consolidated Balance Sheets (see Note 7).

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

Capitalized interest—The Company capitalizes interest costs incurred during the construction periods for qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method.  Capitalized interest was approximately $788,000 for the 12 months ended December 31, 2005 and no interest was capitalized during 2004.

Cash and cash equivalents—Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

Restricted cash—Restricted cash represents amounts required to be maintained in escrow under certain of the Company’s debt obligations, leasing and derivative transactions.

Non-cash activity—During 2005, in relation to the acquisition of a significant minority interest in Oak Hill (as defined and discussed in further detail in Note 6), the Company issued 1,164,310 shares of Common Stock.

Variable interest entities—In accordance with FIN 46R, the Company identifies entities for which control is achieved through means other than through voting rights (a “variable interest entity” or “VIE”), and determines when and which business enterprise, if any, should consolidate the VIE.  In addition, the Company discloses information pertaining to such entities wherein the Company is the primary beneficiary or other entities wherein the Company has a significant variable interest.

Identified intangible assets and goodwill—Upon the acquisition of a business, the Company records intangible assets acquired at their estimated fair value separate and apart from goodwill.  The Company amortizes identified intangible assets that are determined to have finite lives based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired.  Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable or its carrying amount exceeds its estimated fair value.

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

During the first quarter 2005, the Company acquired Falcon Financial Investment Trust (“Falcon Financial”) in a business combination and identified intangible assets of approximately $2.0 million and goodwill for $7.7 million (see Note 4 for further discussion). These identified intangible assets are included in “Deferred expenses and other assets” on the Company’s Consolidated Balance Sheets.

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

Reserve for loan losses—The Company’s accounting policies require that an allowance for estimated loan losses be maintained at a level that management, based upon an evaluation of known and inherent

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

risks in the portfolio, considers adequate to provide for loan losses. In establishing loan loss reserves, management periodically evaluates and analyzes the Company’s assets, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors. Specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral less disposition costs on an individual loan basis. Management considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the  loan agreement on a timely basis. Management carries these impaired loans at the fair value of the loans’ underlying collateral less estimated disposition costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan; however, these loans are placed on non-accrual status at such time as: (1) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; (2) the loans become 90 days delinquent; (3) the loan has a maturity default; or (4) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value of such loan. While on non-accrual status, interest income is recognized only upon actual receipt. Impairment losses are recognized as direct write-downs of the related loan with a corresponding charge to the provision for loan losses. Charge-offs  occur when loans, or a portion thereof, are considered uncollectible and of such little value that further pursuit of collection is not warranted. Management also provides a loan portfolio reserve based upon its periodic evaluation and analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors.

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

Stock-based compensation—During the third quarter of 2002, with retroactive application to the beginning of the year, the Company adopted the fair-value method of accounting for options issued to employees or directors. Accordingly, the Company recognizes a charge equal to the fair value of these options at the date of grant multiplied by the number of options issued. This charge is amortized over the related remaining vesting terms to individuals as additional compensation.

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

The Company can participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT as long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries, is engaged in various real estate related opportunities, including: (i) servicing certain loan portfolios owned by third parties through iStar Asset Services, Inc.; (ii) servicing securitized loans acquired in the acquisition of Falcon Financial through Falcon Financial II, Inc. (“Falcon”); (iii) certain activities related to the purchase and sale of timber and timberlands through TimberStar TRS, Inc. and TimberStar TRS II, Inc. (collectively, “TimberStar TRS”); and (iv) managing corporate credit-oriented investment strategies through three taxable REIT subsidiaries, iStar Alpha TRS, Inc., iStar Alpha LLC Holding TRS, Inc. and iStar Alpha. The Company will consider other

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

investments through taxable REIT subsidiaries if suitable opportunities arise. iStar Operating, Falcon, TimberStar TRS and iStar Alpha are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in iStar Operating, Falcon, TimberStar TRS and iStar Alpha. Such amounts are immaterial. Accordingly, except for the Company’s taxable REIT subsidiaries, no current or deferred federal taxes are provided for in the Consolidated Financial Statements.

Earnings per common share—In accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings per Share,” the Company presents both basic and diluted earnings per share (“EPS”). Basic earnings per share (“Basic EPS”) is computed by dividing net income allocable to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share (“Diluted EPS”) reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

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

New accounting standards

In March 2005, the FASB released Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.”  FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  The Company adopted FIN 47 during 2005 and it did not have a significant impact on the Company’s Consolidated Financial Statements.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

In December 2004, the FASB released Statement of Financial Accounting Standards No. 153 (“SFAS No. 153”), “Accounting for Non-monetary Transactions.” SFAS No. 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. SFAS No. 153 is effective for nonmonetary transactions occurring in fiscal years beginning after June 15, 2005. The Company does not expect that the implementation of this standard will have a significant impact on the Company’s Consolidated Financial Statements.

In June 2005, the Emerging Issues Task Force reached a consensus on EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF 04-5 states that a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate the limited partnership unless one of the following two conditions exist: (1) the limited partners possess substantive kick-out rights, or (2) the limited partners possess substantive participating rights. A kick-out right is defined as the substantive ability to remove the sole general partner without cause or otherwise dissolve (liquidate) the limited partnership. Substantive participating rights are when the limited partners have the substantive right to participate in certain financial and operating decisions of the limited partnership that are made in the ordinary course of business. The consensus guidance in EITF 04-5 is effective for all agreements entered into or modified after June 29, 2005. For all pre-existing agreements that are not modified, the consensus is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005. The Company does not expect that the implementation of this standard will have a significant impact on the Company’s Consolidated Financial Statements.

In December 2004, the FASB released Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment.” This standard requires issuers to measure the cost of equity-based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (typically the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will initially measure the cost of liability-based service awards based on their current fair value. The fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Companies can comply with FASB No. 123R using one of three transition methods: (1) the modified prospective method; (2) the modified retrospective method; or (3) a variation of the modified retrospective method. The provisions of this statement are effective for annual periods beginning after June 15, 2005. The Company adopted the fair-value method in the third quarter 2002 (retroactive to the beginning of the year) and applied the prospective method of SFAS No. 148 which allowed the Company to expense the options granted in that year. The Company will adopt SFAS No. 123R as of January 1, 2006, and is still evaluating the financial impact on the Company’s Consolidated Financial Statements.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments

The following is a summary description of the Company’s loans and other lending investments ($ in thousands)(1):

		# of	Principal	Carrying Value as of		Effective	Contractual Interest
Type of Investment	Underlying Property Type	Borrowers In Class	Balances Outstanding	December 31, 2005	December 31, 2004	Maturity Dates	Payment Rates(2)	Contractual Interest Accrual Rates(2)	Principal Amortization	Participation Features
Senior Mortgages	Office/ Residential/ Retail/ Industrial, R&D/ Mixed Use/ Hotel/ Entertainment, Leisure/ Other	91	$3,187,011	$3,149,767	$2,334,662	2006 to 2026	Fixed: 7.03% to 20.00% Variable: LIBOR + 2.50% to LIBOR + 7.00%	Fixed: 7.03% to 20.00% Variable: LIBOR + 2.50% to LIBOR + 7.00%	Yes(3)	Yes(4)
Subordinate
Mortgages	Office/ Residential/ Retail/ Mixed Use/Hotel/ Entertainment, Leisure/Other	17	417,192	413,853	579,322	2006 to 2025	Fixed: 7.32% to 18.00% Variable: LIBOR + 1.25% to LIBOR + 7.02%	Fixed: 7.32% to 18.00% Variable: LIBOR + 1.25% to LIBOR + 7.02%	Yes(3)	No
Corporate/ Partnership
Loans(5)	Office/Residential/Retail/ Industrial, R&D/ Mixed Use/Hotel/Entertainment, Leisure/Other	29	814,048	797,456	912,756	2006 to 2021	Fixed: 6.00% to 18.00% Variable: LIBOR + 2.50% to LIBOR + 8.25%	Fixed: 7.62% to 18.00% Variable: LIBOR + 2.50% to LIBOR + 8.25%	Yes(3)	No
Other Lending Investments—
Loans	—	—	—	—	4,036	—	—	—	—	—
Other Lending Investments—
Securities(6)	Residential/ Retail/ Industrial, R&D/ Entertainment, Leisure/ Other	6	353,081	347,715	150,087	2006 to 2023	Fixed: 6.00% to 8.27% Variable: LIBOR + 0.85% to LIBOR + 5.00%	Fixed: 6.00% to 8.27% Variable: LIBOR + 0.85% to LIBOR + 5.00%	Yes(3)	No
Gross Carrying
Value				$4,708,791	$3,980,863
Reserve for Loan
Losses				(46,876)	(42,436)
Total, Net				$4,661,915	$3,938,427

Explanatory Notes:

(1)             Details (other than carrying values) are for loans outstanding as of December 31, 2005.

(2)             Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR on December 31, 2005 was 4.39%. As of December 31, 2005, two loans with a combined carrying value of $27.0 million have a stated accrual rate that exceeds the stated pay rate. Two loans, with an aggregate carrying value of $35.3 million, have been placed on non-accrual status and therefore are considered non-performing loans (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management) and the Company is only recognizing income based on cash received for interest on the default rate.

(3)             The loans require fixed payments of principal and interest resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity.

(4)             Under some of the loans, the Company may receive additional payments representing additional interest from participation in available cash flow from operations of the underlying real estate collateral.

(5)             Includes two unsecured loans with an aggregate carrying value of $75.0 million as of December 31, 2005.

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
Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments (Continued)

During the 12 months ended December 31, 2005 and 2004, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $2.7 billion (excluding the acquisition of Falcon Financial) and $1.6 billion in loans and other lending investments, funded $349.2 million and $255.3 million under existing loan commitments, and received principal repayments of $2.4 billion and $1.6 billion.

As of December 31, 2005, the Company had 38 loans with unfunded commitments. The total unfunded commitment amount was approximately $1.37 billion, of which $38.7 million was discretionary and $1.33 billion was non-discretionary.

The Company has reflected provisions for loan losses of approximately $2.3 million, $9.0 million and $7.5 million in its results of operations during the 12 months ended December 31, 2005, 2004 and 2003, respectively. These provisions represent loan portfolio reserves based on management’s evaluation of general market conditions, the Company’s internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults and the credit quality of the underlying collateral. During the 12 months ended December 31, 2003, the Company took a $3.3 million direct impairment on a $30.4 million partnership loan lowering the book value of the asset to $27.1 million. In August 2003, the borrower stopped making its debt service payments due to insufficient cash flow caused by vacancies at the property. After taking the impairment charge management believes there is adequate collateral to support the book value of the asset as of December 31, 2005.

Changes in the Company’s reserve for loan losses were as follows (in thousands):

Reserve for loan losses, December 31, 2002	$29,250
Additional provision for loan losses	7,500
Impairment on loans	(3,314)
Reserve for loan losses, December 31, 2003	33,436
Additional provision for loan losses	9,000
Reserve for loan losses, December 31, 2004	42,436
Additional provision for loan losses	2,250
Additional provision acquired in acquisition of Falcon Financial	2,190
Reserve for loan losses, December 31, 2005	$46,876

Acquisition of Falcon Financial Investment Trust—On January 20, 2005, the Company signed a definitive agreement to acquire Falcon Financial, an independent finance company dedicated to providing long-term capital to automotive dealers throughout North America. Falcon Financial was a borrower of the Company at the time of signing the definitive agreement. Under the terms of the agreement, the Company commenced a cash tender offer to acquire all of Falcon Financial’s outstanding shares at a price of $7.50 per share for an aggregate equity purchase price of approximately $120.0 million. The offer expired on February 28, 2005, and as of the expiration, approximately 15.6 million common shares of beneficial interest, representing approximately 97.70% of Falcon Financial’s issued and outstanding shares, had been tendered and not withdrawn. On March 3, 2005, the Company completed the merger of Falcon Financial with an acquisition subsidiary of the Company. As a result of the merger, all outstanding shares of Falcon Financial not purchased by the Company in the tender were converted into the right to receive $7.50 per share, without interest and the Company acquired 100.00% ownership of Falcon Financial.

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

The purchase of Falcon Financial was accounted for as a business combination, and therefore the Company applied the principles of SFAS No. 141 and Statement of Financial Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” to the transaction. There were approximately $2.0 million of intangibles identified in the business combination that will be amortized over two to 21 years. These intangibles are included in “Deferred expenses and other assets” on the Company’s Consolidated Balance Sheets. As of December 31, 2005, the Company had unamortized purchase related intangible assets of approximately $1.8 million related to the Falcon Financial acquisition. In addition, the acquisition resulted in approximately $7.7 million of goodwill. The goodwill was adjusted by approximately $1.5 million subsequent to the acquisition to reflect severance payments to certain individuals and other costs which resulted in an increase of goodwill to $9.2 million. The goodwill is tested annually for impairment as required by SFAS No. 142. The most recent impairment test was performed by the Company during the fourth quarter of 2005 and no impairment was identified. On May 1, 2005, the assets acquired in the Falcon Financial acquisition were merged with AutoStar Realty Operating Partnership, L.P. (see Note 6 for further description of AutoStar Realty Operating Partnership, L.P.).

Note 5—Corporate Tenant Lease Assets

During the 12 months ended December 31, 2005 and 2004, respectively, the Company acquired an aggregate of approximately $282.4 million and $513.0 million (which includes the Company’s acquisition of the remaining interest in its ACRE Simon, LLC joint venture—See Note 6) in CTL assets and disposed of CTL assets for net proceeds of approximately $36.9 million and $279.6 million. In relation to the CTL assets acquired during the 12 months ended December 31, 2005, the Company allocated approximately $4.0 million of purchase costs to intangible assets based on their estimated fair values (see Note 3). As of December 31, 2005 and 2004, the Company had unamortized purchase related intangible assets of approximately $42.5 million and $41.2 million, respectively, and included these in “Other investments” on the Company’s Consolidated Balance Sheets.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5—Corporate Tenant Lease Assets (Continued)

The Company’s investments in CTL assets, at cost, were as follows (in thousands):

	December 31, 2005	December 31, 2004
Facilities and improvements	$2,657,306	$2,431,649
Land and land improvements	747,724	672,238
Less: accumulated depreciation	(289,669)	(226,845)
Corporate tenant lease assets, net	$3,115,361	$2,877,042

The Company’s CTL assets are leased to customers with initial term expiration dates from 2006 to 2079. Future operating lease payments under non-cancelable leases, excluding customer reimbursements of expenses, in effect at December 31, 2005, are approximately as follows (in thousands):

Year	Amount
2006	$315,689
2007	301,192
2008	272,882
2009	269,991
2010	264,550
Thereafter	2,404,659

Under certain leases, the Company is entitled to receive additional participating lease payments to the extent gross revenues of the corporate customer exceed a base amount. The Company did not earn any such additional participating lease payments on these leases in the 12 months ended December 31, 2005, 2004 and 2003. In addition, the Company also receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the 12 months ended December 31, 2005, 2004 and 2003 were approximately $27.1 million, $30.4 million and $26.4 million, respectively, and are included as a reduction of “Operating costs—corporate tenant lease assets” on the Company’s Consolidated Statements of Operations.

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

In addition, the Company has $83.7 million of non-discretionary unfunded commitments related to ten CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon funding, the Company would receive additional operating lease income from the customers.

During the 12 months ended December 31, 2005, 2004, and 2003 the Company sold five CTL assets, 22 CTL assets (to six different buyers), and nine CTL assets for net proceeds of approximately $36.9 million, $279.6 million and $47.6 million, and realized gains of approximately $6.4 million, $43.4 million and $5.2 million, respectively.

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

Note 6—Joint Ventures and Minority Interest

Investments in unconsolidated joint ventures—Income or loss generated from the Company’s joint venture investments is included in “Equity in earnings (loss) from joint ventures” on the Company’s Consolidated Statements of Operations.

At December 31, 2005, the Company had a 50% investment in Corporate Technology Centre Associates, LLC (“CTC”), whose external member is Corporate Technology Centre Partners, LLC. This venture was formed for the purpose of operating, acquiring and, in certain cases, developing CTL facilities. At December 31, 2005, the CTC venture held one facility. The Company’s investment in this joint venture at December 31, 2005 was $5.2 million. The joint venture’s carrying value for the one facility owned at December 31, 2005 was $17.6 million. The joint venture had total assets of $19.2 million as of December 31, 2005 and a net loss of $(529,000) for the 12 months ended December 31, 2005. The Company accounts for this investment under the equity method because the Company’s joint venture partner has certain participating rights giving them shared control over the venture.

In addition, the Company has 47.5% investments in Oak Hill Advisors, L.P. and Oak Hill Credit Alpha MGP, a 47.0% investment in OHSF GP Partners II, LLC and a 45.5% investment in Oak Hill Credit Opportunities MGP, LLC (collectively, “Oak Hill”). The Company has determined that all of these entities are VIE’s (see Note 3) and that an external member is the primary beneficiary. As such, the Company accounts for these investments under the equity method. The Company’s carrying value in these ventures at December 31, 2005, was $197.0 million. These ventures engage in investment and asset management services. Upon acquisition of the interests in Oak Hill there was a difference between the Company’s book value of the equity investments and the underlying equity in the net assets of Oak Hill of approximately $199.8 million. Under the provisions of APB 18, “The Equity Method of Accounting for Investments in Common Stock,” the Company allocated this value to identifiable intangible assets of approximately $81.8 million and goodwill of $118.0 million. These intangible assets are amortized based on their determined useful lives through quarterly adjustments to “Equity in earnings (loss) from joint ventures” and “Investments in joint ventures” on the Company’s Consolidated Financial Statements. As of December 31, 2005, the unamortized balance related to intangible assets for these investments was approximately $73.9 million.

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

On March 31, 2004, the Company began accounting for its 44.7% interest in TriNet Sunnyvale Partners, L.P. (“Sunnyvale”) as a VIE because the limited partners of Sunnyvale have the option to put their interest to the Company for cash; however, the Company may elect to deliver 297,728 shares of Common Stock in lieu of cash. The Company consolidates this partnership for financial statement reporting purposes as it is the primary beneficiary. Prior to its consolidation, the Company accounted for this joint venture under the equity method for financial statement reporting purposes and it was presented in “Investments in joint ventures,” on the Company’s Consolidated Balance Sheets and earnings from the joint venture were included in “Equity in earnings (loss) from joint ventures” in the Company’s Consolidated Statements of Operations.

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

During 2005, the Company had an investment in iStar Operating, a taxable REIT subsidiary that, through a wholly-owned subsidiary, serviced the Company’s loans and certain loan portfolios owned by third parties. The Company owned all of the non-voting preferred stock and a 95% economic interest in iStar Operating. On December 31, 2005, the Company acquired all the voting common stock in iStar Operating for a nominal amount and simultaneously merged it into an existing taxable REIT subsidiary of the Company.

Prior to July 1, 2003, iStar Operating was accounted for under the equity method for financial statement reporting purposes and was presented in “Investments in and advances to joint ventures and unconsolidated subsidiaries” on the Company’s Consolidated Balance Sheets. As of July 1, 2003, the Company began consolidating this entity as a VIE with no material impact. Prior to its consolidation, the Company charged an allocated portion of its general overhead expenses to iStar Operating based on the number of employees at iStar Operating as a percentage of the Company’s total employees. These general overhead expenses were in addition to the direct general and administrative costs of iStar Operating.

Minority Interest—Income or loss allocable to external partners in consolidated entities is included in “Minority interest in consolidated entities” on the Company’s Consolidated Statements of Operations.

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

As discussed above, on March 31, 2004, the Company began consolidating the Sunnyvale joint venture  and records the minority interest of the external partner in “Minority interest in consolidated entities” on the Company’s Consolidated Balance Sheets.

On September 29, 2003, the Company acquired a 96% interest in iStar Harborside LLC, an infinite life partnership, with the external partner holding the remaining 4% interest. The Company consolidates this partnership for financial statement purposes and records the minority interest of the external partner in “Minority interest in consolidated entities” on the Company’s Consolidated Balance Sheets.

The Company also holds a 98% interest in TriNet Property Partners, L.P. with the external partners holding the remaining 2% interest. The external partners have the option to convert their partnership interest into cash, however, the Company may elect to deliver 51,736 shares of Common Stock in lieu of cash. The Company consolidates this partnership for financial statement purposes and records the minority interest of the external partner in “Minority interest in consolidated entities” on the Company’s Consolidated Balance Sheets.

Note 7—Other Investments

Other investments consist of the following items (in thousands):

	December 31, 2005	December 31, 2004
Timber and timberlands, net of accumulated depletion	$152,114	$—
CTL intangibles, net of accumulated amortization (see Note 3)	42,530	41,247
Investments—other	39,174	26,208
Marketable securities	4,009	9,494
Prepaid expenses and other receivables	2,643	5,905
Other investments	$240,470	$82,854

On January 19, 2005, TimberStar Operating Partnership, L.P. (“TimberStar”) was created to acquire and manage a diversified portfolio of timberlands. TimberStar is owned 0.50% by TimberStar Investor GP LLC (“TimberStar GP”) and 99.50% by TimberStar Investors Partnership LLP (“TimberStar LP”). TimberStar GP and TimberStar LP are both funded and owned 96% by iStar Timberland Investments LLC, a wholly-owned subsidiary of the Company, and 4% by T-Star Investor Partners, LLC, an entity unrelated to the Company. The Company consolidates this partnership for financial statement purposes and records the minority interest of the external partner in “Minority interest in consolidated entities” on the Company’s Consolidated Balance Sheets. At December 31, 2005, the venture held approximately 337,000 acres of timberland located in the northeast, the majority of which is subject to a long-term supply

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Other Investments (Continued)

agreement. The venture’s carrying value of the timber and timberlands at December 31, 2005 was $152.1 million. Net income for the venture is reflected in “Other income” on the Company’s Consolidated Statements of Operations.

Note 8—Other Assets and Other Liabilities

Deferred expenses and other assets consist of the following items (in thousands):

	December 31, 2005	December 31, 2004
Deferred financing fees, net of amortization	$13,731	$63,169
Leasing costs, net of amortization	9,960	9,946
Deposits	185	7,332
Corporate furniture, fixtures and equipment	3,777	3,523
Deferred derivative assets	13,176	3,168
Other assets	9,176	13,398
Deferred expenses and other assets	$50,005	$100,536

Accounts payable, accrued expenses and other liabilities consist of the following items (in thousands):

	December 31, 2005	December 31, 2004
Accrued interest payable	$57,542	$37,709
Security deposits from customers	23,274	22,919
Accrued expenses	27,794	21,317
Unearned operating lease income	20,778	19,776
Deferred derivative liabilities	32,148	14,704
Property taxes payable	4,578	5,415
Other liabilities	26,408	18,235
Accounts payable, accrued expenses and other liabilities	$192,522	$140,075

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations

As of December 31, 2005 and 2004 the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

	Maximum	Carrying Value as of		Stated	Scheduled
	Amount Available	December 31, 2005	December 31, 2004	Interest Rates(1)	Maturity Date
Secured revolving credit facilities:
Line of credit	$ —	$ —	$ —	LIBOR + 1.50%—2.05%	March 2005(2)
Line of credit	700,000	—	67,775	LIBOR + 1.40%—2.15%	January 2007(3)
Line of credit	—	—	10,811	LIBOR + 1.50%—2.25%	August 2005(2)
Line of credit	—	—	—	LIBOR + 1.50%—2.25%	September 2005(2)
Unsecured revolving credit facilities:
Line of credit	1,500,000	1,242,000	840,000	LIBOR + 0.875%	April 2008(4)
Total revolving credit facilities	$ 2,200,000	1,242,000	918,586
Secured term loans:
Secured by CTL asset		—	76,670	6.55%	December 2005(5)
Secured by CTL asset		132,246	136,512	7.44%	April 2009
Secured by CTL asset		—	135,000	LIBOR + 1.75%	October 2008(6)
Secured by CTL assets		145,586	148,600	6.80%—8.80%	Various through 2026
Secured by investments in corporate bonds and commerical mortgage backed securities		67,224	129,446	LIBOR + 0.25%—1.50%	January/August 2006
Secured by CTL asset		59,430	60,180	6.41%	January 2013
Total term loans		404,486	686,408
Debt (discount)/premium		6,658	7,065
Total secured term loans		411,144	693,473
iStar Asset Receivables secured notes:
STARs Series 2002-1:				LIBOR + 0.26%—	June 2004 through
Class A1 through K		—	460,430	1.435%, 6.35%	May 2012(7)
Debt discount		—	(3,734)
STARs Series 2003-1:				LIBOR + 0.25%—	October 2005
Class A1 through K		—	472,484	1.25%, 4.97%—5.56%	through June 2013(7)
Total iStar Asset Receivables secured notes		—	929,180

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

	Carrying Value as of		Stated	Scheduled
	December 31, 2005	December 31, 2004	Interest Rates(1)	Maturity Date
Unsecured notes:
LIBOR + 0.39% Senior Notes	$ 400,000	$ —	LIBOR + 0.39%	March 2008
LIBOR + 0.55% Senior Notes	225,000	—	LIBOR + 0.55%	March 2009
LIBOR + 1.25% Senior Notes	200,000	200,000	LIBOR + 1.25%	March 2007
4.875% Senior Notes	350,000	350,000	4.875%	January 2009
5.125% Senior Notes	250,000	250,000	5.125%	April 2011
5.15% Senior Notes	700,000	—	5.15%	March 2012
5.375% Senior Notes	250,000	—	5.38%	April 2010
5.70% Senior Notes	367,022	250,000	5.70%	March 2014
5.80% Senior Notes	250,000	—	5.80%	March 2011
6.00% Senior Notes	350,000	350,000	6.00%	December 2010
6.05% Senior Notes	250,000	—	6.05%	April 2015
6.50% Senior Notes	150,000	150,000	6.50%	December 2013
7.00% Senior Notes	185,000	185,000	7.00%	March 2008
7.70% Notes(8)	—	100,000	7.70%	July 2017
7.95% Notes(8)	50,000	50,000	7.95%	May 2006
8.75% Notes	240,000	240,000	8.75%	August 2008
Total unsecured notes	4,217,022	2,125,000
Debt discount	(78,151)	(56,913)
Impact of pay-floating swap agreements (See Note 11)	(30,394)	(3,652)
Total unsecured notes	4,108,477	2,064,435
Other debt obligations(9)	100,000	—	LIBOR + 1.50%	October 2035
Debt discount	(2,029)	—
Total other debt obligations	97,971	—
Total debt obligations	$ 5,859,592	$ 4,605,674

Explanatory Notes:

(1)             Most variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on December 31, 2005 was 4.39%. However, some variable-rate debt obligations are based on 90-day LIBOR and reprice every three months. The 90-day LIBOR rate on December 31, 2005 was 4.54%.

(2)             The $350.0 million secured revolving credit facility matured on August 12, 2005. The $500.0 million secured revolving credit facility matured on September 30, 2005. The $250.0 million secured revolving credit facility matured on March 12, 2005.

(3)             Maturity date reflects a one-year “term-out” extension at the Company’s option.

(4)             Maturity date reflects a one-year extension at the Company’s option. On September 16, 2005, the committment under this facility was increased to $1.5 billion under the accordion feature of the facility.

(5)             On September 1, 2005, the Company repaid this $76.0 million mortgage on 11 CTL investments which was open to prepayment without penalty.

(6)             On October 17, 2005, the Company repaid this $135.0 million mortgage with an original maturity date of October 2008. The Company paid a 0.5% prepayment penalty at the time of prepayment.

(7)             On September 28, 2005, the Company fully repaid the STARs Series 2002-1 and STARs Series 2003-1 Notes which had an aggregate outstanding principal balance of approximately $620.7 million on the date of repayment. The Company incurred one-time cash costs, including prepayment and other fees, of approximately $6.8 million and non-cash charge of approximately $37.5 million to write-off deferred financing fees and expenses.

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

(9)             On September 14, 2005, the Company completed the issuance of $100.0 million in unsecured floating rate trust preferred securities through a newly formed statutory trust, iStar Financial Statutory Trust I, that is a wholly owned subsidiary of the Company. The securities bear interest at a rate of LIBOR + 1.50%. The trust preferred securities are redeemable, at the option of the Company, in whole or in part, with no prepayment premium any time after October 2010.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

The Company’s primary source of short-term funds is a $1.50 billion unsecured revolving credit facility. Under the facility the Company is required to meet certain financial covenants. As of December 31, 2005, there is approximately $258.0 million available to draw under the facility. In addition, the Company has one secured revolving credit facility of which availability is based on percentage borrowing base calculations. Certain other debt obligations, including the secured lines of credit, contain covenants. These covenants are both financial and non-financial in nature. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels, and a requirement to maintain specified ratios of unsecured indebtedness compared to unencumbered assets. Significant non-financial covenants include a requirement in its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of December 31, 2005, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

Capital Markets Activity—During the 12 months ended December 31, 2005, the Company issued $1.45 billion aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 5.15% to 6.05% and maturing between 2010 and 2015, and $625.0 million of variable-rate Senior Notes bearing interest at an annual rates ranging from three-month LIBOR + 0.39% to 0.55% and maturing between 2008 and 2009. The proceeds from these transactions were used to repay outstanding balances on the Company’s revolving credit facilities.

In addition, on September 14, 2005, the Company completed the issuance of $100.0 million in unsecured floating rate trust preferred securities through a newly formed statutory trust, iStar Financial Statutory Trust I, that is a wholly owned subsidiary of the Company. The securities are subordinate to the Company’s senior unsecured debt and bear interest at a rate of LIBOR + 1.50%. The trust preferred securities are redeemable, at the option of the Company, in whole or in part, with no prepayment premium any time after October  2010.

In addition, on March 1, 2005, the Company exchanged its TriNet 7.70% Senior Notes due 2017 for iStar 5.70% Series B Senior Notes due 2014 in accordance with the exchange offer and consent solicitation issued on January 25, 2005. For each $1,000 principal amount of TriNet Notes tendered, holders received approximately $1,171 principal amount of iStar Notes. A total of $117.0 million aggregate principal amount of iStar Notes were issued. The iStar Notes issued in the exchange offer form part of the series of iStar 5.70% Series B Notes due 2014 issued on March 9, 2004. Also, on March 30, 2005, the Company amended certain covenants in the indenture relating to the 7.95% Notes due 2006 as a result of a consent solicitation of the holders of these notes. Following the successful completion of the consent solicitation, the Company merged TriNet into the Company, the Company became the obligor on the Notes and TriNet no longer exists (see Note 1).

During the 12 months ended December 31, 2004, the Company issued $850.0 million aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 4.875% to 5.70% and maturing between 2009 and 2014 and $200.0 million of variable-rate Senior Notes bearing interest at an annual rate of three-month LIBOR + 1.25% and maturing in 2007.

The Company primarily used the proceeds from the issuance of securities described above to repay secured indebtedness as it migrated its balance sheet towards more unsecured debt and to refinance higher yielding obligations.

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

Unsecured/Secured Credit Facilities Activity—On March 12, 2005, August 12, 2005, and September 30, 2005, three of the Company’s secured revolving credit facilities, with a maximum amount available to draw of $250.0 million, $350.0 million and $500.0 million, respectively, matured.

On April 19, 2004, the Company completed a new $850.0 million unsecured revolving credit facility with 19 banks and financial institutions. The new facility has a three-year initial term with a one-year extension at the Company’s option. The facility bears interest, based upon the Company’s current credit ratings, at a rate of LIBOR + 0.875% and a 17.5 basis point annual facility fee decreased from LIBOR + 1.00% and 25 basis points, respectively, due to an upgrade in the Company’s senior unsecured debt rating to investment grade by S&P. On December 17, 2004, the commitment on this facility was increased to $1.25 billion and the accordion feature was amended to increase the facility to $1.50 billion in the future if necessary. This new facility replaced a $300.0 million unsecured credit facility with a scheduled maturity of July 2004. On September 16, 2005, the commitment on the unsecured facility was increased to $1.50 billion under the accordion feature of the facility.

Other Financing Activity—During the 12 months ended December 31, 2005, the Company repaid a $76.0 million mortgage on 11 CTL investments which was open to prepayment without penalty. The Company also prepaid a $135.0 million mortgage on a CTL asset with a 0.5% prepayment penalty. In addition, the Company fully repaid the STARs Series 2002-1 and STARs Series 2003-1 Notes which had an aggregate outstanding principal balance of approximately $620.7 million on the date of repayment. The STARs Notes were originally issued in 2002 and 2003 by special purpose subsidiaries of the Company for the purpose of match funding the Company’s assets that collateralized the STARs Notes.  For accounting purposes, the issuance of the STARs Notes was treated as a secured on-balance sheet financing. In connection with the redemption of the STARs Notes, no gain on sale was recognized and the Company incurred one-time cash costs, including prepayment and other fees, of approximately $6.8 million and a non-cash charge of approximately $37.5 million to write-off deferred financing fees and expenses. These losses are included in “Loss on early extinguishment of debt” on the Company’s Consolidated Statement of Operations.

During the 12 months ended December 31, 2004, the Company closed $200.0 million of term financing that is secured by certain corporate bond investments and other lending securities. A number of these investments were previously financed under existing credit facilities. The new facility bears interest at LIBOR + 1.05% - 1.50% and has a final maturity date of January 2006. During 2004, the Company also purchased the remaining interest in a joint venture and began consolidating it for accounting purposes, which resulted in approximately $31.8 million of secured term debt to be consolidated on the Company’s Consolidated Balance Sheets. The term loans bear interest at rates of 7.61% to 8.43% and mature between 2005 and 2011. In addition, the Company repaid a total of $314.6 million in term loan financing, $9.8 million of which was part of the joint venture acquisition.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

During the 12 months ended December 31, 2003, the Company closed an aggregate of $233.0 million in secured term debt bearing interest at rates ranging from LIBOR + 0.60%-2.125% and maturing between 2003 to 2008. In addition, the Company repaid $125.0 million of term loan financing, $50.0 million of which had been closed during the same year.

During the 12 months ended December 31, 2005, 2004 and 2003 the Company incurred an aggregate net loss on early extinguishment of debt of approximately $46.0 million, $13.1 million, and $0, respectively, as a result of the early retirement of certain debt obligations.

As of December 31, 2005, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2006	$117,224
2007	202,572
2008	2,067,000
2009	724,613
2010	605,700
Thereafter	2,246,399
Total principal maturities	5,963,508
Net unamortized debt discounts	(73,522)
Impact of pay-floating swap agreements (see Note 11)	(30,394)
Total debt obligations	$5,859,592

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

In December 2003, the Company completed an underwritten public offering of 5.0 million primary shares of the Company’s Common Stock. The Company received approximately $191.1 million from the offering and used these proceeds to repay a portion of secured indebtedness.

In December 2003, the Company redeemed 1.6 million shares of the Company’s 9.50% Series A Cumulative Redeemable Preferred Stock, having a liquidation preference of $50.00 per share by exchanging those securities for newly issued 3.2 million shares of 7.65% Series G Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per share and a redemption date beginning on December 19, 2008. Immediately following this transaction the Company no longer had any Series A Preferred Stock outstanding. The Company did not receive any cash proceeds from the offering.

In September 2003, the Company completed an underwritten public offering of 4.0 million shares of its 7.80% Series F Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per share and a redemption date beginning on September 29, 2008. The Company used the proceeds from the offering to repay a portion of secured indebtedness.

In July 2003, the Company redeemed 2.8 million shares of the Company’s 9.50% Series A Cumulative Redeemable Preferred Stock, having a liquidation preference of $50.00 per share by exchanging those securities for newly issued 5.6 million shares of 7.875% Series E Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per share and a redemption date beginning on July 18, 2008. The Company did not receive any cash proceeds from the offering.

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
Notes to Consolidated Financial Statements (Continued)

Note 10—Shareholders’ Equity (Continued)

DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company’s shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company’s shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company’s sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company’s Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the 12 months ended December 31, 2005 and 2004, the Company issued a total of approximately 433,000 and 427,000 shares of its Common Stock, respectively, through both plans. Net proceeds during the 12 months ended December 31, 2005 and 2004, were approximately $17.4 million and $17.6 million, respectively. There are approximately 2.7 million shares available for issuance under the plan as of December 31, 2005.

Stock Repurchase Program—The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of December 31, 2005, the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. The Company has not repurchased any shares under the stock repurchase program since November 2000, however, the Company issued approximately 1.2 million shares of its treasury stock during 2005 (see above).

Note 11—Risk Management and Use of Financial Instruments

Risk management—In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing  liabilities mature or reprice at different points in time and potentially at different bases, than its interest-earning assets. Credit risk is the risk of default on the Company’s lending investments that results from a property’s, borrower’s or corporate tenant’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of loans due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying loans, the valuation of CTL facilities held by the Company and changes in foreign currency exchange rates.

Use of derivative financial instruments—The Company’s use of derivative financial instruments is primarily limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposure. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated debt issuances. During 2005, the Company also began using derivative instruments to manage its exposure to foreign exchange rate movements. The counterparties to each of these contractual arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However,

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11—Risk Management and Use of Financial Instruments (Continued)

because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail to meet their obligations. The Company does not use derivative instruments to hedge credit/market risk or for speculative purposes.

The Company’s objective in using derivatives is to add stability to interest expense and foreign exchange gains/losses, and to manage its exposure to interest rate movements, foreign exchange rate movements, or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. As of December 31, 2005, such derivatives were used to hedge the variable cash flows associated with $250.0 million of existing variable-rate debt and $650.0 million of forecasted issuances of debt.

Interest rate swaps used as a fair value hedge involve the receipt of fixed-rate amounts in exchange for variable rate payments over the life of the agreement without exchange of the underlying principal amount. At December 31, 2005, such derivatives were used to hedge the change in fair value associated with $1.1 billion of existing fixed-rate debt. As of December 31, 2005, no derivatives were designated as hedges of net investments in foreign operations. Additionally, derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements, foreign exchange rate movements, and other identified risks, but do not meet the strict hedge accounting requirements of SFAS 133.

The following table represents the notional principal amounts of interest rate swaps by class and the corresponding hedged liability positions (in thousands):

	December 31,
	2005	2004
Cash flow hedges
Interest rate swaps	$250,000	$250,000
Forward-starting interest rate swaps.	650,000	200,000
Fair value hedges.	1,100,000	850,000
Total interest rate swaps	$2,000,000	$1,300,000

The following table presents the maturity, notional, and weighted average interest rates expected to be received or paid on USD interest rate swaps at December 31, 2005 ($ in thousands)(1):

	Floating to Fixed-rate			Fixed to Floating-Rate
Maturity for Years Ending December 31,	Notional Amount	Receive Rate	Pay Rate	Notional Amount	Receive Rate	Pay Rate
2006	$250,000	4.62%	2.86%	$—	—	—
2007	—	—	—	—	—	—
2008	—	—	—	150,000	3.86%	4.88%
2009	—	—	—	350,000	3.69%	4.90%
2010	—	—	—	600,000	4.39%	4.90%
2011 – Thereafter	—	—	—	—	—	—
Total	$250,000	4.62%	2.86%	$1,100,000	4.10%	4.90%

Explanatory Note:

(1)    Excludes forward starting swaps expected to be cash settled on their effective dates and amortized to interest expense through their maturity dates.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11—Risk Management and Use of Financial Instruments (Continued)

The following table presents the Company’s foreign currency derivatives. These derivatives do not use hedge accounting, but are marked to market under SFAS 133 (in thousands):

Derivative Type	Notional Amount	Notional Currency	Notional (USD Equivalent)	Maturity
Sell GBP forward	£16,077	Pound Sterling	$28,133	January 2006
Sell CAD forward	CAD 11,512	Canadian Dollar	9,979	January 2006
Buy EUR forward	€632	Euro	763	March 2006
Cross currency swap	€3,740	Euro	4,555	June 2010
			$43,430

At December 31, 2005, derivatives with a fair value of $13.2 million were included in other assets and derivatives with a fair value of $32.1 million were included in other liabilities.

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

Substantially all of the Company’s CTL assets (including those held by joint ventures) and loans and other lending investments are collateralized by facilities located in the United States, with California (20.5%) representing the only significant concentration (greater than 10.0%) as of December 31, 2005. The Company’s investments also contain significant concentrations in the following asset types as of December 31, 2005: office-CTL (19.7%), industrial (15.9%) and retail (12.8%).

The Company underwrites the credit of prospective borrowers and customers and often requires them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company’s loans and other lending investments and corporate customer lease assets are geographically diverse and the borrowers and customers operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or customer, the inability of that borrower or customer to make its payment could have an adverse effect on the Company. As of December 31, 2005, the Company’s five largest borrowers or corporate customers collectively accounted for approximately 18.9% of the Company’s aggregate annualized interest and operating lease revenue of which no single customer accounts for more than 5.0%.

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

All awards under the Plan, other than automatic awards to non-employee directors, are at the discretion of the Board of Directors or a committee of the Board of Directors. At December 31, 2005, a total of approximately 10.3 million shares of Common Stock were available for awards under the Plan, of which options to purchase approximately 1.2 million shares of Common Stock were outstanding and approximately 94,000 shares of restricted stock were outstanding. A total of approximately 981,000 shares remain available for awards under the Plan as of December 31, 2005.

Changes in options outstanding during each of the years 2003, 2004 and 2005, are as follows:

	Number of Shares			Weighted
		Non-Employee		Average
	Employees	Directors	Other	Strike Price
Options outstanding, December 31, 2002	3,139,477	468,282	731,993	$18.77
Granted in 2003	15,500	—	—	14.72
Exercised in 2003	(843,624)	(235,746)	(389,594)	18.99
Forfeited in 2003	(2,300)	(13,850)	—	26.14
Transferred in 2003(1)	—	(63,692)	63,692	27.15
Options outstanding, December 31, 2003	2,309,053	154,994	406,091	18.59
Exercised in 2004	(1,316,070)	(36,600)	(98,527)	19.23
Forfeited in 2004	(83,730)	(14,600)	—	17.14
Options outstanding, December 31, 2004	909,253	103,794	307,564	17.99
Exercised in 2005	(58,171)	(6,900)	(23,198)	19.89
Forfeited in 2005	(350)	—	—	18.88
Options outstanding, December 31, 2005	850,732	96,894	284,366	$17.86

Explanatory Note:

(1)             Transfer of shares due to the down-size of Board of Directors on June 2, 2003.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2005:

		Remaining	Options
Exercise Price	Options Outstanding	Contractual Life	Currently Exercisable
$14.72	483,016	3.13	477,850
$16.88	396,322	4.01	396,322
$17.38	16,667	4.21	16,667
$19.69	188,401	5.00	188,401
$24.94	40,000	5.38	40,000
$26.09	13,800	0.41	13,800
$26.97	2,000	5.45	2,000
$27.00	25,000	5.48	25,000
$28.54	3,396	2.34	3,396
$29.82	58,296	6.41	58,296
$55.39	5,094	3.42	5,094
	1,231,992	3.96	1,226,826

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

In the third quarter 2002 (with retroactive application to the beginning of the calendar year), the Company adopted the fair value method for accounting for options issued to employees or directors, as allowed under Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, the Company recognizes a charge equal to the fair value of these options at the date of grant multiplied by the number of options issued. This charge is amortized over the related remaining vesting terms to individual employees as additional compensation. There were 15,500 options issued during the year ended December 31, 2003 with a strike price of $14.72.

If the Company’s compensation costs had been determined using the fair value method of accounting for stock options issued under the Plan to employees and directors prescribed by SFAS No. 123 prior to 2002, the Company’s net income for the fiscal years ended December 31, 2005 and 2004 would be unchanged and for 2003, would have been reduced on a pro forma basis by approximately $96,000. This would not have significantly impacted the Company’s earnings per share. The fair value of each significant grant is estimated on the date of grant using the Black-Scholes model. For the above SFAS No. 123 calculation, the following assumptions were used for the Company’s fair value calculations of stock options:

2003
Expected life (in years)	5
Risk-free interest rate	3.13%
Expected volatility	17.64%
Expected dividend yield	9.57%
Weighted average grant date fair value	$5.26

Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

During the year ended December 31, 2005, the Company granted 68,730 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant, of which 64,510 remain outstanding as of December 31, 2005.

During the year ended December 31, 2004, the Company granted 36,205 restricted shares to employees that vest proportionately over three years on the anniversary date of the initial grant, of which 20,291 remain outstanding as of December 31, 2005.

During the year ended December 31, 2003, the Company granted 40,600 restricted shares to employees that vest proportionately over three years on the anniversary date of the initial grant, of which 8,842 remain outstanding as of December 31, 2005.

During the year ended December 31, 2002, the Company granted 199,350 restricted shares to employees. Of these shares, 44,350 vested proportionately over three years on the anniversary date of the initial grant and none remain outstanding as of December 31, 2005. The balance of 155,000 restricted shares granted to several employees vested on March 31, 2004 due to the satisfaction of the following circumstances: (1) the employee remained employed until that date; and (2) the 60-day average closing price of the Company’s Common Stock equaled or exceeded a set floor price as of such date. The market price of the stock was $42.30 on March 31, 2004; therefore, the Company incurred a one-time charge to

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

earnings of approximately $6.7 million (the fair market value of the 155,000 shares at $42.30 per share plus the Company’s share of taxes). During the year ended December 31, 2002, the Company also granted 208,980 restricted shares to its Chief Financial Officer (see detailed information below).

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

During the year ended December 31, 2004, the Company entered into a three-year employment agreement with its President. This initial three-year term, and any subsequent one-year renewal term, will automatically be extended for an additional year, unless earlier terminated by prior notice from the Company or the President. Under the agreement, the President receives an annual base salary of $350,000, subject to an annual review for upward (but not downward) adjustment. Beginning with the fiscal year ending December 31, 2005, he is eligible to receive a target bonus of $650,000, subject to annual review for upward adjustment. In addition, the President purchased a 20% interest in both the Company’s 2005 and 2006 high performance unit program for executive officers and a 25% interest in the Company’s 2007 high performance unit program for executive officers (see High Performance Unit Program discussion below). The President will also have the option to buy 30% and 35% in the Company’s 2008 and 2009 high performance unit program for executive officers, respectively. As of December 31, 2005, the President contributed approximately $288,000, $101,000, and $91,000 to the 2005, 2006 and 2007 high performance unit programs for executive officers, respectively. The President is also entitled to an allocation of 25% of the interests in the Company’s proposed New Business Crossed Incentive Compensation Program, or an alternative plan.

During the year ended December 31, 2002, the Company entered into a three-year employment agreement with its Chief Financial Officer. Under the agreement, the Chief Financial Officer receives an annual base salary of $225,000 and a bonus, which was targeted to be $325,000, both subject to an annual review for upward, and in respect to the bonus, downward adjustment. In addition, the Company granted the Chief Financial Officer 108,980 contingently vested restricted stock awards that vested on December 31, 2005. Dividends were paid on the restricted shares as dividends are paid on shares of the Company’s Common Stock. These dividends were accounted for in a manner consistent with the Company’s Common Stock dividends, as a reduction to retained earnings. For accounting purposes, the Company took a total charge of approximately $3.0 million related to the restricted stock awards, which was amortized over the period from November 6, 2002 through December 31, 2005. This charge is reflected on the Company’s Consolidated Statements of Operations in “General and administrative—stock-based compensation.”

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

On February 11, 2004, the Company entered into a new employment agreement with its Chief Executive Officer which took effect upon the expiration of the old agreement. The new agreement has an initial term of three years and provides for the following compensation:

•       an annual salary of $1.0 million;

•       a potential annual cash incentive award of up to $5.0 million if performance goals set by the Compensation Committee of the Board of Directors in consultation with the Chief Executive Officer are met; and

•       a one-time award of Common Stock with a value of $10.0 million at March 31, 2004 (based upon the trailing 20-day average closing price of the Common Stock); the award was fully vested when granted and dividends will be paid on the shares from the date of grant, but the shares cannot be sold for five years unless the price of the Common Stock during the 12 months ending March 31 of each year increases by at least 15%, in which case the sale restrictions on 25% of the shares awarded will lapse in respect to each 12-month period. In connection with this award the Company recorded a $10.1 million charge in “General and administrative—stock-based compensation expense” on the Company’s Consolidated Statements of Operations. The Chief Executive Officer notified the Company that subsequent to this award he contributed an equivalent number of shares to a newly established charitable foundation.

In addition, the Chief Executive Officer purchased an 80% and 75% interest in the Company’s 2006 and 2007 high performance unit program for executive officers, respectively (see High Performance Unit Program discussion below). This performance program was approved by the Company’s shareholders in 2003 and is described in detail in the Company’s 2003 and 2004 annual proxy statement. The purchase price of $286,000 and $274,000 for the 2006 and 2007 plan, respectively, was paid by the Chief Executive Officer and was based upon a valuation prepared by an independent investment-banking firm. The interests purchased by the Chief Executive Officer will have no value to him unless the Company achieves total shareholder returns in excess of those achieved by peer group indices, all as more fully described in the Company’s 2003 and 2004 annual proxy statement.

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

High Performance Unit Program

In May 2002, the Company’s shareholders approved the iStar Financial High Performance Unit (“HPU”) Program. The program, as more fully described in the Company’s annual proxy statement dated April 8, 2002, is a performance-based employee compensation plan that only has material value to the participants if the Company provides superior returns to its shareholders. The program entitles the employee participants (“HPU holders”) to receive distributions in the nature of Common Stock dividends if the total rate of return on the Company’s Common Stock (share price appreciation plus dividends) exceeds certain performance levels over a specified valuation period.

Four plans within the program completed their valuation periods as of December 31, 2005: the 2002 plan, the 2003 plan, the 2004 plan and the 2005 plan. Each plan has 5,000 shares of High Performance Common Stock associated with it. Each share of High Performance Common Stock carries 0.25 votes per share.

For these plans, the Company’s performance was measured over a one-, two-, or three-year valuation period, ending on December 31, 2002, December 31, 2003 and December 31, 2004 and December 31, 2005, respectively. The end of the valuation period (i.e., the “valuation date”) will be accelerated if there is a change in control of the Company. The High Performance Common Stock has a nominal value unless the total rate of shareholder return for the relevant valuation period exceeds the greater of: (1) 10%, 20%, or 30% for the 2002 plan, the 2003 plan and the 2004 and 2005 plans, respectively; and (2) a weighted industry

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

index total rate of return consisting of equal weightings of the Russell 1000 Financial Index and the Morgan Stanley REIT Index for the relevant period.

If the total rate of return on the Company’s Common Stock exceeds the threshold performance levels for a particular plan, then distributions will be paid on the shares of High Performance Common Stock related to that plan in the same amounts and at the same times as distributions are paid on a number of shares of the Company’s Common Stock equal to the following: 7% of the Company’s excess total rate of return (over the higher of the two threshold performance levels) multiplied by the weighted average market value of the Company’s common equity capitalization during the measurement period, all as divided by the average closing price of a share of the Company’s Common Stock for the 20 trading days immediately preceding the applicable valuation date.

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

Regardless of how much the Company’s total rate of return exceeds the threshold performance levels, the dilutive impact to the Company’s shareholders resulting from distributions on High Performance Common Stock in each plan is limited to the equivalent of 1% of the average monthly number of fully diluted shares of the Company’s Common Stock outstanding during the valuation period.

The employee participants have purchased their interests in High Performance Common Stock through a limited liability company at purchase prices approved by the Company’s Board of Directors. The Company’s Board of Directors has established the prices of the High Performance Common Stock based upon, among other things, an independent valuation from a major securities firm. The aggregate initial purchase prices were approximately $2.8 million, $1.8 million, $1.4 million and $617,000 for the 2002, 2003, 2004 and 2005 plans, respectively. No HPU holder is permitted to exchange his or her interest in the LLC for shares of High Performance Common Stock prior to the applicable valuation date.

The total shareholder return for the valuation period under the 2002 plan was 21.94%, which exceeded both the fixed performance threshold of 10% and the industry index return of (5.83%). As a result of this superior performance, the participants in the 2002 plan are entitled to receive distributions equivalent to the amount of dividends payable on 819,254 shares of the Company’s Common Stock, as and when such dividends are paid. Such dividend payments began with the first quarter 2003 dividend. The Company will pay dividends on the 2002 plan shares in the same amount per equivalent share and on the same distribution dates that shares of the Company’s Common Stock are paid. The Company has the right, but not the obligation, to repurchase at cost 50.00% of the interests earned by an employee in the 2002 plan if the employee breaches certain non-competition, non-solicitation and confidentiality covenants through January 1, 2005.

The total shareholder return for the valuation period under the 2003 plan was 78.29%, which exceeded the fixed performance threshold of 20% and the industry index return of 24.66%. The plan was fully funded and was limited to 1% of the average monthly number of fully diluted shares of the

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

Company’s Common Stock during the valuation period. As a result of the Company’s superior performance, the participants in the 2003 plan are entitled to receive distributions equivalent to the amount of dividends payable on 987,149 shares of the Company’s Common Stock, as and when such dividends are paid. Such dividend payments began with the first quarter 2004 dividend. The Company will pay dividends on the 2003 plan shares in the same amount per equivalent share and on the same distribution dates that shares of the Company’s Common Stock are paid.

The total shareholder return for the valuation period under the 2004 plan was 115.47%, which exceeded the fixed performance threshold of 30% and the industry index return of 55.05%. The plan was fully funded and was limited to 1% of the average monthly number of fully diluted shares of the Company’s Common Stock during the valuation period. As a result of the Company’s superior performance, the participants in the 2004 plan are entitled to receive distributions equivalent to the amount of dividends payable on 1,031,875 shares of the Company’s Common Stock, as and when such dividends are paid. Such dividend payments began with the first quarter 2005 dividend. The Company pays dividends on the 2004 plan shares in the same amount per equivalent share and on the same distribution dates that shares of the Company’s Common Stock are paid.

The total shareholder return for the valuation period under the 2005 plan was 63.38%, which exceeded the fixed performance threshold of 30%, but did not exceed the industry index return of 80.80%. As a result, the plan was not funded and on December 31, 2005, the Company redeemed the high performance stock for its fair value and each unit holder received their proportionate share of the nominal fair value of the plan.

A new 2006 plan has been established with a three-year valuation period ending December 31, 2006. Awards under the 2006 plan were approved on January 23, 2004. The 2006 plan had 5,000 shares of High Performance Common Stock with an aggregate initial purchase price of $715,000. As of December 31, 2005 the Company had received a net contribution of $682,000 under this plan. The purchase price of the High Performance Common Stock was established by the Company’s Board of Directors based upon, among other things, an independent valuation from a major securities firm. The provisions of the 2006 plan are substantially the same as the prior plans.

A new 2007 plan has been established with a three-year valuation period ending December 31, 2007. Awards under the 2007 plan were approved in January 2005. The 2007 plan had 5,000 shares of High Performance Common Stock with an aggregate initial purchase price of $643,000. As of December 31, 2005, the Company had received a net contribution of $605,000 under this plan. The purchase price of the High Performance Common Stock was established by the Company’s Board of Directors based upon, among other things, an independent valuation from a major securities firm. The provisions of the 2007 plan are substantially the same as the prior plans.

A new 2008 plan has been established with a three-year valuation period ending December 31, 2008. Awards under the 2008 plan were approved in January 2006. The 2008 plan had 5,000 shares of High Performance Common Stock with an aggregate initial purchase price of $781,000. The purchase price of the High Performance Common Stock was established by the Company’s Board of Directors based upon, among other things, an independent valuation from a major securities firm. The provisions of the 2008 plan are substantially the same as the prior plans.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

In addition to these plans, a high performance unit program for executive officers has been established with three-year valuation periods ending December 2005, December 2006, December 2007, December 2008 and December 2009, respectively. The provisions of these plans are substantially the same as the high performance unit programs for employees except that the plans are limited to 0.05% of the average monthly number of fully diluted shares of the Company’s Common Stock during the valuation period.

The total shareholder return for the valuation period under the 2005 high performance unit program for executive officers was 63.38%, which exceeded the fixed performance threshold of 30%, but did not exceed the industry index return of 80.80%. As a result, the plan was not funded and on December 31, 2005, the Company redeemed the high performance stock for its fair value and each unit holder received their proportionate share of the nominal fair value of the plan.

The additional equity from the issuance of the High Performance Common Stock is recorded as a separate class of stock and included within shareholders’ equity on the Company’s Consolidated Balance Sheets. Net income allocable to common shareholders will be reduced by the HPU holders’ share of dividends paid and undistributed earnings, if any.

401(k) Plan

Effective November 4, 1999, the Company implemented a savings and retirement plan (the “401(k) Plan”), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Board of Directors, the Company may make matching contributions on the participant’s behalf of up to 50.00% of the first 10.00% of the participant’s annual compensation. The Company made gross contributions of approximately $694,000, $523,000 and $424,000 for the 12 months ended December 31, 2005, 2004 and 2003, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13—Earnings Per Share

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share data):

	For the Years Ended December 31,
	2005	2004	2003
Numerator:
Income from continuing operations	$279,738	$195,213	$260,028
Preferred dividend requirements	(42,320)	(51,340)	(36,908)
Income allocable to common shareholders and HPU holders before income from discontinued operations and gain from discontinued operations(1)	237,418	143,873	223,120
Income from discontinued operations	1,821	21,859	26,962
Gain from discontinued operations	6,354	43,375	5,167
Net income allocable to common shareholders and HPU holders(1)	$245,593	$209,107	$255,249
Denominator:
Weighted average common shares outstanding for basic earnings per common share	112,513	110,205	100,314
Add: effect of assumed shares issued under treasury stock method for stock options, restricted shares and warrants	764	1,322	1,897
Add: effect of contingent shares	115	639	1,667
Add: effect of joint venture shares	311	298	223
Weighted average common shares outstanding for diluted earnings per common share	113,703	112,464	104,101
Basic earnings per common share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations(2)	$2.06	$1.28	$2.20
Income from discontinued operations	0.01	0.20	0.27
Gain from discontinued operations	0.06	0.39	0.05
Net income allocable to common shareholders(2)	$2.13	$1.87	$2.52
Diluted earnings per common share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations(3)(4)	$2.04	$1.25	$2.13
Income from discontinued operations	0.01	0.19	0.25
Gain from discontinued operations	0.06	0.39	0.05
Net income allocable to common shareholders(3)(4)	$2.11	$1.83	$2.43

Explanatory Notes:

(1)            HPU holders are Company employees who purchased high performance common stock units under the Company’s High Performance Unit Program (see Note 12).

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13—Earnings Per Share (Continued)

(2)             For the 12 months ended December 31, 2005, 2004 and 2003, excludes $6,043, $3,314, and $2,066 of net income allocable to HPU holders, respectively.

(3)             For the 12 months ended December 31, 2005, 2004 and 2003, excludes $5,983, $3,265, and $1,994 of net income allocable to HPU holders diluted, respectively.

(4)             For the 12 months ended December 31, 2005, 2004 and 2003, includes $28, $3, and $167 of joint venture income, respectively.

For the years ended December 31, 2005, 2004, and 2003 the following shares were antidilutive (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Stock options	5	5	5
Joint venture shares	39	73	—

Note 14—Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income” requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. Total comprehensive income was $303.9 million, $257.4 million and $295.5 million for the 12 months ended December 31, 2005, 2004 and 2003, respectively. The primary components of comprehensive income, other than net income, consist of amounts attributable to the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges and changes in the fair value of the Company’s available-for-sale investments. The reconciliation to comprehensive income is as follows (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Net income	$287,913	$260,447	$292,157
Other comprehensive income:
Reclassification of unrealized gains on securities into earnings upon realization	(2,737)	(6,743)	(12,031)
Reclassification of unrealized losses on qualifying cash flow hedges into earnings upon realization	10,624	6,212	12,601
Unrealized gains on available-for-sale investments	188	2,075	8,103
Unrealized gains/(losses) on cash flow hedges	7,896	(4,638)	(5,364)
Comprehensive income	$303,884	$257,353	$295,466

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
Notes to Consolidated Financial Statements (Continued)

Note 14—Comprehensive Income (Continued)

As of December 31, 2005 and 2004, accumulated other comprehensive income (losses) reflected in the Company’s shareholders’ equity is comprised of the following (in thousands):

	As of December 31,
	2005	2004
Unrealized gains on available-for-sale investments	$2,145	$4,694
Unrealized gains (losses) on cash flow hedges	11,740	(6,780)
Accumulated other comprehensive income (losses)	$13,885	$(2,086)

Over time, the unrealized gains and losses held in other comprehensive income will be reclassified to earnings in the same period(s) in which the hedged items are recognized in earnings. The current balance held in other comprehensive income is expected to be reclassified to earnings over the lives of the current hedging instruments, or for the realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable. The Company expects that $2.1 million will be reclassified into earnings as a decrease to interest expense over the next 12 months.

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

For the year ended December 31, 2005, total dividends declared by the Company aggregated $330 million, or $2.93 per share on Common Stock consisting of quarterly dividends of $0.7325 which were declared on April 1, 2005, July 1, 2005, October 1, 2005 and December 1, 2005. For tax reporting purposes, the 2005 dividends were classified as 65.04% $(1.9055) ordinary income, 12.72% $(0.3727) 15% capital gain, 1.17% $(0.0342) 25% Section 1250 capital gain and 21.08% ($0.6176) return of capital for those shareholders who held shares of the Company for the entire year. The Company also declared and paid dividends aggregating $8.0 million, $11.0 million, $7.8 million, $6.1 million and $9.4 million on its Series D, E, F, G and I preferred stock, respectively, during the 12 months ended December 31, 2005.

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

Note 15—Dividends (Continued)

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

The 2002, 2003 and 2004 High Performance Unit Program reached their valuation dates on December 31, 2002, 2003 and 2004, respectively. Based on the Company’s 2002, 2003 and 2004 total rate of return, the participants are entitled to receive dividends on 819,254 shares, 987,149 shares and 1,031,875 shares, respectively, of the Company’s Common Stock. The Company will pay dividends on these units in the same amount per equivalent share and on the same distribution dates as shares of the Company’s

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 15—Dividends (Continued)

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

Note 16—Fair Values of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107”), requires the disclosure of the estimated fair values of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. Because no quoted market prices exist for a significant part of the Company’s financial instruments, the fair values of such instruments have been derived based on management’s assumptions, the amount and timing of future cash flows and estimated discount rates. The estimation methods for individual classifications of financial instruments are described more fully below. Different assumptions could significantly affect these estimates. Accordingly, the net realizable values could be materially different from the estimates presented below. The provisions of SFAS No. 107 do not require the disclosure of the fair value of non-financial instruments, including intangible assets or the Company’s CTL assets.

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

Loans and other lending investments—For the Company’s interests in loans and other lending investments, the fair values were estimated by discounting the future contractual cash flows (excluding participation interests in the sale or refinancing proceeds of the underlying collateral) using estimated current market rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 16—Fair Values of Financial Instruments (Continued)

Debt obligations—A portion of the Company’s existing debt obligations bear interest at fixed margins over LIBOR. Such margins may be higher or lower than those at which the Company could currently replace the related financing arrangements. Other obligations of the Company bear interest at fixed rates, which may differ from prevailing market interest rates. As a result, the fair values of the Company’s debt obligations were estimated by discounting current debt balances from December 31, 2005 and 2004 to maturity using estimated current market rates at which the Company could enter into similar financing arrangements.

Interest rate protection agreements—The fair value of interest rate protection agreements such as interest rate caps, floors, collars and swaps used for hedging purposes (see Note 11) is the estimated amount the Company would receive or pay to terminate these agreements at the reporting date, taking into account current interest rates and current creditworthiness of the respective counterparties.

The book and fair values of financial instruments as of December 31, 2005 and 2004 were (in thousands):

	2005		2004
	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Loans and other lending investments	$4,708,791	$5,172,990	$3,980,863	$4,267,568
Marketable securities	4,009	4,009	9,494	9,494
Reserve for loan losses	(46,876)	(46,876)	(42,436)	(42,436)
Financial liabilities:
Debt obligations	5,859,592	6,137,281	4,605,674	4,805,055
Interest rate protection agreements	(17,188)	(17,188)	2,923	2,923

Note 17—Segment Reporting

Statement of Financial Accounting Standard No. 131 (“SFAS No. 131”) establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders.

The Company has two reportable segments: Real Estate Lending and Corporate Tenant Leasing. The Company does not have any significant foreign operations. The accounting policies of the segments are the same as those described in Note 3. The Company has no single customer that accounts for more than 4.7% of annualized total revenues (see Note 11 for other information regarding concentrations of credit risk).

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 17—Segment Reporting (Continued)

The Company evaluates performance based on the following financial measures for each segment (in thousands):

	Real Estate Lending	Corporate Tenant Leasing	Corporate/ Other(1)	Company Total
2005:
Total revenues(2):	$471,451	$310,695	$16,358	$798,504
Equity in earnings (loss) from joint ventures and unconcolidated subsidiaries:	—	(504)	3,520	3,016
Total operating and interest expense(3):	38,578	169,848	312,376	520,802
Net operating income(4):	432,873	140,343	(292,498)	280,718
Total long-lived assets(5):	4,661,915	3,115,361	152,114	7,929,390
Total assets:	4,708,835	3,293,048	530,413	8,532,296
2004:
Total revenues(2):	$397,843	$288,709	$4,640	$691,192
Equity in earnings (loss) from joint ventures and unconcolidated subsidiaries:	—	2,909	—	2,909
Total operating and interest expense(3):	57,673	141,440	299,059	498,172
Net operating income(4):	340,170	150,178	(294,419)	195,929
Total long-lived assets(5):	3,938,427	2,877,042	—	6,815,469
Total assets:	4,014,967	3,068,242	137,028	7,220,237
2003:
Total revenues(2):	$337,090	$230,880	$1,718	$569,688
Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries:	—	(2,019)	(2,265)	(4,284)
Total operating and interest expense(3):	90,648	115,753	98,726	305,127
Net operating income(4):	246,442	113,108	(99,273)	260,277
Total long-lived assets(5):	3,694,709	2,535,885	—	6,230,594
Total assets:	3,802,714	2,729,716	128,160	6,660,590

Explanatory Notes:

(1)             Corporate and Other represents all corporate level items, including general and administrative expenses and any intercompany eliminations necessary to reconcile to the consolidated Company totals. This caption also includes the Company’s servicing business and timber operations which are not considered material separate segments.

(2)             Total revenues represents all revenues earned during the period from the assets in each segment. Revenue from the Real Estate Lending business primarily represents interest income and revenue from the Corporate Tenant Leasing business primarily represents operating lease income.

(3)             Total operating and interest expense represents provision for loan losses for the Real Estate Lending business and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense and loss on early extinguishment of debt specifically related to each segment. Interest expense on unsecured notes and the unsecured and secured revolving credit facilities, general and administrative expense and general and administrative-stock-based compensation is included in Corporate and Other for all periods. Depreciation and amortization of $72.4 million, $63.8 million and $49.9 million for the years ended December 31, 2005, 2004 and 2003, respectively, are included in the amounts presented above.

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
Notes to Consolidated Financial Statements (Continued)

Note 18—Quarterly Financial Information (Unaudited)

The following table sets forth the selected quarterly financial data for the Company (in thousands, except per share amounts).

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
2005:
Revenue	$197,765	$222,190	$197,973	$180,576
Net income	80,320	58,535	78,739	70,319
Net income allocable to common shareholders	68,032	46,778	66,484	58,256
Net income per common share—basic	$0.60	$0.41	$0.59	$0.52
Weighted average common shares outstanding—basic	113,107	112,835	112,624	111,469
2004:
Revenue	$185,593	$172,451	$172,940	$160,208
Net income (loss)	127,442	85,102	83,019	(35,116)
Net income (loss) allocable to common shareholders	114,997	73,331	71,276	(53,811)
Net income (loss) per common share—basic	$1.03	$0.66	$0.64	$(0.50)
Weighted average common shares outstanding—basic	111,402	111,230	110,695	107,468

Note 19—Subsequent Events

Capital Market and Hedging Transactions—On February 15, 2006, The Company issued $500 million 5.65% Senior Notes due 2011 and $500 million 5.875% Senior Notes due 2016.  The Company used the proceeds to repay outstanding balances on its unsecured revolving credit facility.  In connection with the issuance of these notes, the Company settled four forward-starting swaps that were entered into in May and June of 2005.

Ratings Upgrades—On February 9, 2006, S&P upgraded the Company’s senior unsecured debt rating to BBB from BBB- and raised the ratings on our preferred stock to BB+ from BB. On February 7, 2006, Moody’s upgraded the Company’s senior unsecured debt rating to Baa2 from Baa3 and raised the ratings on our preferred stock to Ba1 from Ba2. On January 19, 2006, Fitch Ratings upgraded the Company’s senior unsecured debt rating to BBB from BBB- and raised our preferred stock rating to BB+ from BB. The upgrades were primarily a result of the Company’s further migration to an unsecured capital structure, including the recent repayment of the STARs Notes.

Due to the Company achieving upgrades from S&P and Moody’s, the interest rate on the Company’s unsecured credit facility will decrease to LIBOR + 0.70% per annum and the annual facility will decrease to 15 basis points.

Secured Credit Facility Activity—On January 9, 2006, the Company extended the maturity on its secured revolving credit facility to January 2008, reduced its capacity from $700 million to $500 million and lowered its interest rates to LIBOR + 1.00%–2.00% from LIBOR + 1.40%–2.15%.

iStar Financial Inc.
Schedule II—Valuation and Qualifying Accounts and Reserves
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other Charges		Deductions	Balance at End of Period
For the Year Ended December 31, 2003
Reserve for loan losses(1)(2)	$29,250	$7,500	$—		$(3,314)	$33,436
Allowance for doubtful accounts(2)	607	193	—		—	800
	$29,857	$7,693	$—		$(3,314)	$34,236
For the Year Ended December 31, 2004
Reserve for loan losses(1)(2)	$33,436	$9,000	$—		$—	$42,436
Allowance for doubtful accounts(2)	800	70	—		—	870
	$34,236	$9,070	$—		$—	$43,306
For the Year Ended December 31, 2005
Reserve for loan losses(1)(2)	$42,436	$2,250	$2,190	(3)	$—	$46,876
Allowance for doubtful accounts(2)	870	365	—		—	1,235
	$43,306	$2,615	$2,190		$—	$48,111

Explanatory Notes:

(1)             See Note 4 to the Company’s Consolidated Financial Statements.

(2)             See Note 3 to the Company’s Consolidated Financial Statements.

(3)             Additional reserve acquired in acquisition of Falcon Financial.

iStar Financial Inc.
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation
As of December 31, 2005
(Dollars in thousands)

					Cost	Gross Amount Carried
			Initial Cost to Company		Capitalized	at Close of Period					Depreciable
				Building and	Subsequent to		Building and		Accumulated	Date	Life
Location	State	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquired	(Years)
OFFICE FACILITIES:
Tempe	AZ	$ —	$ 1,512	$ 9,732	$ —	$ 1,512	$ 9,732	$ 11,244	$ 1,500	1999	40.0
Tempe	AZ	—	1,033	6,652	—	1,033	6,652	7,685	1,026	1999	40.0
Tempe	AZ	—	1,033	6,652	615	1,033	7,267	8,300	1,064	1999	40.0
Tempe	AZ	—	1,034	6,652	2,272	1,034	8,924	9,958	1,248	1999	40.0
Tempe	AZ	—	701	4,339	288	701	4,627	5,328	680	1999	40.0
Anaheim	CA	—	3,512	13,379	45	3,512	13,424	16,936	2,070	1999	40.0
Commerce	CA	—	3,454	12,915	—	3,454	12,915	16,369	1,991	1999	40.0
Cupertino	CA	—	7,994	19,037	2	7,994	19,039	27,033	2,935	1999	40.0
Dublin	CA	—	17,040	84,549	—	17,040	84,549	101,589	8,210	2002	40.0
El Segundo	CA	—	6,813	31,974	—	6,813	31,974	38,787	24	2005	40.0
Milpitas	CA	—	4,139	5,064	529	4,139	5,593	9,732	911	2002	40.0
Mountain View	CA	—	12,834	28,158	—	12,834	28,158	40,992	4,341	1999	40.0
Mountain View	CA	—	5,798	12,720	—	5,798	12,720	18,518	1,961	1999	40.0
Newbury Park	CA	—	4,563	24,911	—	4,563	24,911	29,474	3,840	1999	40.0
Palo Alto	CA	—	—	19,168	113	—	19,281	19,281	2,961	1999	40.0
Redondo Beach	CA	—	2,598	9,212	—	2,598	9,212	11,810	1,420	1999	40.0
Englewood	CO	—	1,757	16,930	614	1,757	17,544	19,301	2,877	1999	40.0
Englewood	CO	—	2,967	15,008	1,129	2,967	16,137	19,104	2,364	1999	40.0
Englewood	CO	—	8,536	27,428	7,624	8,536	35,052	43,588	4,974	1999	40.0
Ft. Collins	CO	11,344	—	16,752	—	—	16,752	16,752	1,575	2002	40.0
Westminster	CO	—	307	3,524	730	307	4,254	4,561	579	1999	40.0
Westminster	CO	—	616	7,290	—	616	7,290	7,906	1,124	1999	40.0
Jacksonville	FL	—	1,384	3,911	—	1,384	3,911	5,295	603	1999	40.0
Jacksonville	FL	—	877	2,237	477	877	2,714	3,591	461	1999	40.0
Plantation	FL	—	7,125	23,648	255	7,125	23,903	31,028	1,199	2003	40.0
Tampa	FL	—	1,920	18,435	—	1,920	18,435	20,355	1,831	2002	40.0
Alpharetta	GA	—	905	6,744	121	905	6,865	7,770	1,077	1999	40.0
Atlanta	GA	—	5,709	49,091	7,326	5,709	56,417	62,126	9,398	1999	40.0
Duluth	GA	—	1,655	14,484	337	1,655	14,821	16,476	2,243	1999	40.0
Lisle	IL	—	6,153	14,993	—	6,153	14,993	21,146	2,311	1999	40.0
Vernon Hills	IL	—	1,400	12,597	—	1,400	12,597	13,997	1,942	1999	40.0
Andover	MA	—	639	7,176	9	639	7,185	7,824	1,107	1999	40.0
Andover	MA	—	1,787	8,486	157	1,787	8,643	10,430	1,308	1999	40.0
Braintree	MA	—	2,225	7,403	1,699	2,225	9,102	11,327	1,209	1999	40.0
Chelmsford	MA	18,343	1,600	21,947	24	1,600	21,971	23,571	2,065	2002	40.0
Foxborough	MA	2,572	1,218	3,756	25	1,218	3,781	4,999	580	1999	40.0
Mansfield	MA	483	584	1,443	55	584	1,498	2,082	227	1999	40.0
Quincy	MA	—	3,562	23,420	877	3,562	24,297	27,859	3,667	1999	40.0
Largo	MD	18,013	1,800	18,706	21	1,800	18,727	20,527	1,678	2002	40.0
Arden Hills	MN	—	719	6,541	1,031	719	7,572	8,291	1,225	1999	40.0
Jersey City	NJ	—	15,667	162,578	646	15,667	163,224	178,891	9,181	2003	40.0
Mt. Laurel	NJ	59,431	7,726	74,429	10	7,724	74,441	82,165	5,698	2002	40.0
Parsippany	NJ	—	8,242	31,758	—	8,242	31,758	40,000	2,198	2003	40.0
Riverview	NJ	13,812	1,008	13,763	(19)	1,008	13,744	14,752	647	2004	40.0
Riverview	NJ	26,528	2,456	28,955	10	2,456	28,965	31,421	1,363	2004	40.0
Columbus	OH	—	1,275	10,326	13	1,275	10,339	11,614	1,101	2001	40.0
Harrisburg	PA	16,883	690	26,098	(5)	690	26,093	26,783	2,794	2001	40.0
Spartanburg	SC	—	800	11,192	5	800	11,197	11,997	1,133	2001	40.0
Memphis	TN	—	2,702	25,129	49	2,702	25,178	27,880	3,874	1999	40.0
Dallas	TX	—	1,918	4,632	—	1,918	4,632	6,550	714	1999	40.0
Irving	TX	—	6,083	42,016	—	6,083	42,016	48,099	6,477	1999	40.0
Irving	TX	—	1,364	10,628	5,336	2,371	14,957	17,328	2,123	1999	40.0

iStar Financial Inc.
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation
As of December 31, 2005
(Dollars in thousands)

					Cost	Gross Amount Carried
			Initial Cost to Company		Capitalized	at Close of Period					Depreciable
				Building and	Subsequent to		Building and		Accumulated	Date	Life
Location	State	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquired	(Years)
Irving	TX	—	1,804	5,815	557	1,804	6,372	8,176	952	1999	40.0
Irving	TX	—	3,363	21,376	—	3,363	21,376	24,739	3,296	1999	40.0
Richardson	TX	—	1,233	15,160	36	1,233	15,196	16,429	2,056	1999	40.0
Richardson	TX	—	2,932	31,235	3,102	2,932	34,337	37,269	4,902	1999	40.0
Richardson	TX	—	1,230	5,660	1,378	1,230	7,038	8,268	1,084	1999	40.0
Dulles	VA	—	2,647	14,817	—	2,647	14,817	17,464	1,023	2003	40.0
McLean	VA	—	20,110	125,516	95	20,110	125,611	145,721	11,403	2002	40.0
Reston	VA	—	4,436	22,362	9,996	4,436	32,358	36,794	4,389	1999	40.0
Milwaukee	WI	—	1,875	13,914	—	1,875	13,914	15,789	2,145	1999	40.0
Subtotal		167,409	219,064	1,324,423	47,584	220,069	1,371,002	1,591,071	152,359
INDUSTRIAL FACILITIES:
Burlingame	CA	—	1,219	3,470	—	1,219	3,470	4,689	535	1999	40.0
City of Industry	CA	—	5,002	11,766	—	5,002	11,766	16,768	1,814	1999	40.0
East Los Angeles	CA	—	9,334	12,501	2	9,334	12,503	21,837	1,927	1999	40.0
Fremont	CA	—	1,086	7,964	2	1,086	7,966	9,052	1,228	1999	40.0
Fremont	CA	—	654	4,591	156	654	4,747	5,401	714	1999	40.0
Millbrae	CA	—	741	2,107	—	741	2,107	2,848	325	1999	40.0
Milpitas	CA	—	9,526	11,655	1,199	9,526	12,854	22,380	1,445	2002	40.0
Milpitas	CA	—	9,802	12,116	476	9,802	12,592	22,394	1,487	2002	40.0
Milpitas	CA	—	4,880	12,367	1,498	4,880	13,865	18,745	2,840	1999	40.0
Milpitas	CA	—	4,095	8,323	572	4,095	8,895	12,990	1,336	1999	40.0
Milpitas	CA	—	5,051	6,170	329	5,051	6,499	11,550	790	2002	40.0
Milpitas	CA	—	2,633	3,219	279	2,633	3,498	6,131	425	2002	40.0
Milpitas	CA	—	4,119	5,034	—	4,119	5,034	9,153	609	2002	40.0
Milpitas	CA	—	3,044	3,716	590	3,044	4,306	7,350	804	2002	40.0
Milpitas	CA	—	6,857	8,378	308	6,857	8,686	15,543	1,032	2002	40.0
Milpitas	CA	—	5,617	6,877	1,189	5,619	8,064	13,683	977	2002	40.0
Milpitas	CA	—	4,600	5,627	201	4,600	5,828	10,428	742	2002	40.0
Milpitas	CA	—	3,000	3,669	—	3,000	3,669	6,669	448	2002	40.0
San Jose	CA	—	9,677	23,288	1,878	9,677	25,166	34,843	3,686	1999	40.0
Sunnyvale	CA	—	15,708	27,987	3,245	15,708	31,232	46,940	5,941	2004	40.0
Walnut Creek	CA	—	808	8,306	572	808	8,878	9,686	1,493	1999	40.0
Walnut Creek	CA	—	571	5,874	1	571	5,875	6,446	906	1999	40.0
Aurora	CO	—	580	3,677	(32)	580	3,645	4,225	382	2001	40.0
Jacksonville	FL	—	2,310	5,435	—	2,310	5,435	7,745	838	1999	40.0
Jacksonville	FL	—	2,366	6,072	1,142	2,366	7,214	9,580	1,234	1999	40.0
Miami	FL	—	3,048	8,676	—	3,048	8,676	11,724	1,338	1999	40.0
Miami	FL	—	1,393	3,967	—	1,393	3,967	5,360	612	1999	40.0
Miami	FL	—	1,612	4,586	—	1,612	4,586	6,198	707	1999	40.0
Orlando	FL	—	1,476	4,198	—	1,476	4,198	5,674	647	1999	40.0
McDonough	GA	—	1,900	14,318	—	1,900	14,318	16,218	1,439	2001	40.0
Stockbridge	GA	—	1,350	18,393	—	1,350	18,393	19,743	1,849	2001	40.0
DeKalb	IL	—	1,600	28,015	—	1,600	28,015	29,615	2,817	2001	40.0
Dixon	IL	—	519	15,363	—	519	15,363	15,882	865	2003	40.0
Lincolnshire	IL	—	3,192	7,507	—	3,192	7,507	10,699	1,157	1999	40.0
Marion	IN	—	131	4,254	3	131	4,257	4,388	656	1999	40.0
Seymour	IN	15,820	550	22,240	121	550	22,361	22,911	2,798	2000	40.0
South Bend	IN	—	140	4,640	450	140	5,090	5,230	774	1999	40.0
Wichita	KS	—	213	3,189	—	213	3,189	3,402	492	1999	40.0
Campbellsville	KY	—	400	17,219	45	400	17,264	17,664	1,341	2002	40.0
Canton	MA	—	1,077	2,746	100	1,077	2,846	3,923	442	1999	40.0

iStar Financial Inc.
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation
As of December 31, 2005
(Dollars in thousands)

					Cost	Gross Amount Carried
			Initial Cost to Company		Capitalized	at Close of Period					Depreciable
				Building and	Subsequent to		Building and		Accumulated	Date	Life
Location	State	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquired	(Years)
Lakeville	MA	—	1,012	4,048	539	1,012	4,587	5,599	672	1999	40.0
Milford	MA	16,088	834	20,991	—	834	20,991	21,825	595	2004	40.0
Baltimore	MD	—	1,535	9,324	179	1,535	9,503	11,038	1,452	1999	40.0
Bloomington	MN	—	403	1,147	—	403	1,147	1,550	177	1999	40.0
Little Falls	MN	—	6,705	17,690	—	6,225	18,170	24,395	414	2005	40.0
O'Fallon	MO	—	1,388	12,700	100	1,388	12,800	14,188	1,976	1999	40.0
Belmont	NC	5,700	680	5,947	—	680	5,947	6,627	169	2004	40.0
Newington	NH	—	—	13,546	—	—	13,546	13,546	386	2004	40.0
Reno	NV	—	248	707	—	248	707	955	109	1999	40.0
Astoria	NY	—	897	2,555	—	897	2,555	3,452	394	1999	40.0
Astoria	NY	—	1,796	5,109	—	1,796	5,109	6,905	788	1999	40.0
Garden City	NY	—	8,400	6,430	—	8,400	6,430	14,830	362	2003	40.0
Lockbourne	OH	—	2,000	17,320	—	2,000	17,320	19,320	1,741	2001	40.0
Richfield	OH	—	2,327	—	12,210	2,327	12,210	14,537	1,289	2000	40.0
York	PA	—	2,850	30,713	—	2,850	30,713	33,563	3,088	2001	40.0
Philadelphia	PA	—	619	1,765	—	619	1,765	2,384	272	1999	40.0
Spartanburg	SC	—	943	16,836	—	943	16,836	17,779	2,596	1999	40.0
Memphis	TN	—	1,486	23,279	815	1,486	24,094	25,580	3,614	1999	40.0
Allen	TX	—	1,238	9,224	—	1,238	9,224	10,462	1,422	1999	40.0
Farmers Branch	TX	—	1,314	8,903	46	1,314	8,949	10,263	1,375	1999	40.0
Houston	TX	—	2,500	25,743	32	2,500	25,775	28,275	2,560	2001	40.0
Richardson	TX	—	858	8,556	—	858	8,556	9,414	1,319	1999	40.0
Terrell	TX	—	400	22,163	—	400	22,163	22,563	2,228	2001	40.0
Seattle	WA	—	828	2,355	—	828	2,355	3,183	363	1999	40.0
Subtotal		37,608	173,142	636,551	28,247	172,664	665,276	837,940	81,253
GROUND LEASE:
San Jose	CA	—	41,106	—	—	41,106	—	41,106	—	2000	—
Lanham	MD	—	2,486	—	—	2,486	—	2,486	6	1999	70.0
Dallas	TX	—	3,375	—	—	3,375	—	3,375	—	2005	—
Dallas	TX	—	3,621	—	—	3,621	—	3,621	—	2005	—
Dallas	TX	—	2,423	—	—	2,423	—	2,423	—	2005	—
Subtotal		—	53,011	—	—	53,011	—	53,011	6
LAND:
San Jose	CA	—	41,106	—	(16,306)	24,800	—	24,800	—	2000	—
Irving	TX	—	5,243	—	—	5,243	—	5,243	—	2002	—
Subtotal		—	46,349	—	(16,306)	30,043	—	30,043	—
MEDICAL:
Houston	TX	—	5,578	3,479	9,466	5,578	12,945	18,523	11	2005	40.0
Tomball	TX	—	1,299	—	3,103	1,299	3,103	4,402	—	2005	—
Webster	TX	—	1,002	—	1,316	1,002	1,316	2,318	—	2005	—
Subtotal		—	7,879	3,479	13,885	7,879	17,364	25,243	11
ENTERTAINMENT:
Decatur	AL	—	277	357	—	277	357	634	17	2004	40.0
Huntsville	AL	—	319	414	—	319	414	733	19	2004	40.0
Chandler	AZ	—	793	1,025	—	793	1,025	1,818	47	2004	40.0
Chandler	AZ	—	521	673	—	521	673	1,194	31	2004	40.0
Glendale	AZ	—	305	393	—	305	393	698	18	2004	40.0
Mesa	AZ	—	630	813	—	630	813	1,443	38	2004	40.0
Peoria	AZ	—	590	762	—	590	762	1,352	35	2004	40.0
Phoenix	AZ	—	476	615	—	476	615	1,091	28	2004	40.0

iStar Financial Inc.
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation
As of December 31, 2005
(Dollars in thousands)

					Cost	Gross Amount Carried
			Initial Cost to Company		Capitalized	at Close of Period					Depreciable
				Building and	Subsequent to		Building and		Accumulated	Date	Life
Location	State	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquired	(Years)
Phoenix	AZ	—	654	844	—	654	844	1,498	39	2004	40.0
Phoenix	AZ	—	666	861	—	666	861	1,527	40	2004	40.0
Tempe	AZ	—	460	595	—	460	595	1,055	27	2004	40.0
Alameda	CA	—	1,097	1,417	—	1,097	1,417	2,514	65	2004	40.0
Bakersfield	CA	—	434	560	—	434	560	994	26	2003	40.0
Bakersfield	CA	—	332	428	—	332	428	760	20	2004	40.0
Mar Vista	CA	—	1,642	2,120	—	1,642	2,120	3,762	99	2004	40.0
Milpitas	CA	—	676	874	—	676	874	1,550	40	2004	40.0
Riverside	CA	—	720	930	—	720	930	1,650	43	2004	40.0
Rocklin	CA	—	574	742	—	574	742	1,316	34	2004	40.0
Sacramento	CA	—	392	507	—	392	507	899	23	2004	40.0
San Bernardino	CA	—	358	463	—	358	463	821	21	2004	40.0
San Diego	CA	—	—	18,000	—	—	18,000	18,000	1,002	2003	40.0
San Marcos	CA	—	852	1,100	—	852	1,100	1,952	51	2004	40.0
Santa Clara	CA	—	1,572	2,030	—	1,572	2,030	3,602	94	2004	40.0
Torrance	CA	—	659	851	—	659	851	1,510	39	2004	40.0
Visalia	CA	—	562	727	—	562	727	1,289	34	2004	40.0
Whittier	CA	—	896	1,157	—	896	1,157	2,053	53	2004	40.0
Arvada	CO	—	466	601	—	466	601	1,067	28	2004	40.0
Aurora	CO	—	640	826	—	640	826	1,466	38	2004	40.0
Denver	CO	—	729	941	—	729	941	1,670	43	2004	40.0
Englewood	CO	—	536	693	—	536	693	1,229	32	2004	40.0
Littleton	CO	—	412	532	—	412	532	944	25	2004	40.0
Littleton	CO	—	901	1,163	—	901	1,163	2,064	54	2004	40.0
Milford	CT	—	1,097	1,418	—	1,097	1,418	2,515	65	2004	40.0
Old Saybrook	CT	—	330	425	—	330	425	755	20	2004	40.0
Wilmington	DE	—	1,076	1,390	—	1,076	1,390	2,466	64	2004	40.0
Boca Raton	FL	—	—	41,809	—	—	41,809	41,809	1,305	2005	27.0
Boynton Beach	FL	—	412	531	—	412	531	943	25	2004	40.0
Bradenton	FL	—	1,067	1,379	—	1,067	1,379	2,446	64	2004	40.0
Clearwater	FL	—	340	439	—	340	439	779	20	2004	40.0
Davie	FL	—	401	519	—	401	519	920	24	2004	40.0
Gainesville	FL	—	507	654	—	507	654	1,161	30	2004	40.0
Lakeland	FL	—	282	364	—	282	364	646	17	2004	40.0
Leesburg	FL	—	352	454	—	352	454	806	21	2004	40.0
Longwood	FL	—	404	523	—	404	523	927	24	2004	40.0
Ocala	FL	—	437	565	—	437	565	1,002	26	2004	40.0
Ocala	FL	—	532	687	—	532	687	1,219	32	2004	40.0
Ocala	FL	—	379	489	—	379	489	868	23	2004	40.0
Orange City	FL	—	486	627	—	486	627	1,113	29	2004	40.0
Orlando	FL	—	433	560	—	433	560	993	26	2004	40.0
Pembroke Pines	FL	—	497	642	—	497	642	1,139	30	2004	40.0
Sarasota	FL	—	643	831	—	643	831	1,474	38	2004	40.0
St. Petersburg	FL	—	4,200	18,272	—	4,200	18,272	22,472	386	2005	40.0
Tampa	FL	—	551	712	—	551	712	1,263	33	2004	40.0
Tampa	FL	—	364	470	—	364	470	834	22	2004	40.0
Venice	FL	—	507	654	—	507	654	1,161	30	2004	40.0
W. Palm Beach	FL	—	—	19,337	—	—	19,337	19,337	409	2005	40.0
Atlanta	GA	—	510	659	—	510	659	1,169	30	2004	40.0
Augusta	GA	—	286	370	—	286	370	656	17	2004	40.0
Conyers	GA	—	474	611	—	474	611	1,085	28	2004	40.0
Marietta	GA	—	581	750	—	581	750	1,331	35	2004	40.0
Savannah	GA	—	718	929	—	718	929	1,647	43	2004	40.0
Snellville	GA	—	546	704	—	546	704	1,250	32	2004	40.0
Woodstock	GA	—	502	650	—	502	650	1,152	30	2004	40.0
Des Moines	IA	—	425	550	—	425	550	975	25	2004	40.0
Bloomington	IL	—	335	433	—	335	433	768	20	2004	40.0
Bolingbrook	IL	—	481	620	—	481	620	1,101	29	2004	40.0
Lyons	IL	—	433	559	—	433	559	992	26	2004	40.0
Springfield	IL	—	431	556	—	431	556	987	26	2004	40.0
Evansville	IN	—	542	700	—	542	700	1,242	32	2004	40.0

iStar Financial Inc.
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation
As of December 31, 2005
(Dollars in thousands)

					Cost	Gross Amount Carried
			Initial Cost to Company		Capitalized	at Close of Period					Depreciable
				Building and	Subsequent to		Building and		Accumulated	Date	Life
Location	State	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquired	(Years)
Louisville	KY	—	417	538	—	417	538	955	25	2004	40.0
Louisville	KY	—	365	472	—	365	472	837	22	2004	40.0
Auburn	MA	—	523	676	—	523	676	1,199	31	2004	40.0
Chicopee	MA	—	548	709	—	548	709	1,257	33	2004	40.0
Somerset	MA	—	519	671	—	519	671	1,190	31	2004	40.0
Taunton	MA	—	344	444	—	344	444	788	20	2004	40.0
Baltimore	MD	—	428	552	—	428	552	980	25	2004	40.0
Baltimore	MD	—	575	743	—	575	743	1,318	34	2004	40.0
Baltimore	MD	—	362	467	—	362	467	829	22	2004	40.0
Gaithersburg	MD	—	884	1,143	—	884	1,143	2,027	53	2004	40.0
Glen Burnie	MD	—	371	480	—	371	480	851	22	2004	40.0
Hyattsville	MD	—	399	517	—	399	517	916	24	2004	40.0
Laurel	MD	—	649	837	—	649	837	1,486	39	2004	40.0
Linthicum	MD	—	366	473	—	366	473	839	22	2004	40.0
Pikesville	MD	—	398	515	—	398	515	913	24	2004	40.0
Randallstown	MD	—	388	504	—	388	504	892	23	2004	40.0
Timonium	MD	—	1,126	1,454	—	1,126	1,454	2,580	67	2004	40.0
Benton Harbor	MI	—	309	399	—	309	399	708	18	2004	40.0
Flint	MI	—	516	666	—	516	666	1,182	31	2004	40.0
Grand Rapids	MI	—	554	716	—	554	716	1,270	33	2004	40.0
Jackson	MI	—	387	499	—	387	499	886	23	2004	40.0
Roseville	MI	—	533	689	—	533	689	1,222	32	2004	40.0
Sturgis	MI	—	356	459	—	356	459	815	21	2004	40.0
Brooklyn Center	MN	—	666	859	—	666	859	1,525	40	2004	40.0
Fridley	MN	—	359	463	—	359	463	822	21	2004	40.0
Columbia	MO	—	334	431	—	334	431	765	20	2004	40.0
Florissant	MO	—	404	522	—	404	522	926	24	2004	40.0
Kansas City	MO	—	462	596	—	462	596	1,058	28	2004	40.0
North Kansas City	MO	—	878	1,137	—	878	1,137	2,015	52	2004	40.0
Asheville	NC	—	397	512	—	397	512	909	24	2004	40.0
Cary	NC	—	476	614	—	476	614	1,090	28	2004	40.0
Charlotte	NC	—	410	529	—	410	529	939	24	2004	40.0
Charlotte	NC	—	402	519	—	402	519	921	24	2004	40.0
Durham	NC	—	948	1,224	—	948	1,224	2,172	56	2004	40.0
Goldsboro	NC	—	259	335	—	259	335	594	15	2004	40.0
Greensboro	NC	—	349	451	—	349	451	800	21	2004	40.0
Greenville	NC	—	640	826	—	640	826	1,466	38	2004	40.0
Hickory	NC	—	409	529	—	409	529	938	24	2004	40.0
Matthews	NC	—	965	1,247	—	965	1,247	2,212	57	2004	40.0
Raleigh	NC	—	475	613	—	475	613	1,088	28	2004	40.0
Winston-Salem	NC	—	494	637	—	494	637	1,131	29	2004	40.0
Aberdeen	NJ	—	1,560	2,016	—	1,560	2,016	3,576	93	2004	40.0
Wallington	NJ	—	830	1,072	—	830	1,072	1,902	49	2004	40.0
Reno	NV	—	440	568	—	440	568	1,008	26	2004	40.0
Bay Shore	NY	—	603	778	—	603	778	1,381	36	2004	40.0
Centereach	NY	—	442	570	—	442	570	1,012	26	2004	40.0
Cheektowaga	NY	—	562	726	—	562	726	1,288	33	2004	40.0
Cheektowaga	NY	—	385	498	—	385	498	883	23	2004	40.0
Depew	NY	—	350	452	—	350	452	802	21	2004	40.0
Fairport	NY	—	326	420	—	326	420	746	19	2004	40.0
Melville	NY	—	494	639	—	494	639	1,133	29	2004	40.0
Rochester	NY	—	320	413	—	320	413	733	19	2004	40.0
Rochester	NY	—	399	515	—	399	515	914	24	2004	40.0
Sayville	NY	—	959	1,238	—	959	1,238	2,197	57	2004	40.0
Shirley	NY	—	587	759	—	587	759	1,346	35	2004	40.0
Smithtown	NY	—	521	674	—	521	674	1,195	31	2004	40.0
Syosset	NY	—	711	917	—	711	917	1,628	42	2004	40.0

iStar Financial Inc.
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation
As of December 31, 2005
(Dollars in thousands)

					Cost	Gross Amount Carried
			Initial Cost to Company		Capitalized	at Close of Period					Depreciable
				Building and	Subsequent to		Building and		Accumulated	Date	Life
Location	State	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquired	(Years)
Syracuse	NY	—	558	722	—	558	722	1,280	33	2004	40.0
Wantagh	NY	—	747	965	—	747	965	1,712	44	2004	40.0
Webster	NY	—	683	883	—	683	883	1,566	41	2004	40.0
West Babylon	NY	—	1,492	1,928	—	1,492	1,928	3,420	89	2004	40.0
White Plains	NY	—	1,471	1,901	—	1,471	1,901	3,372	88	2004	40.0
Canton	OH	—	434	560	—	434	560	994	26	2004	40.0
Columbus	OH	—	967	1,250	—	967	1,250	2,217	58	2004	40.0
Grove City	OH	—	281	364	—	281	364	645	17	2004	40.0
Medina	OH	—	393	507	—	393	507	900	23	2004	40.0
Edmond	OK	—	431	556	—	431	556	987	26	2004	40.0
Tulsa	OK	—	954	1,232	—	954	1,232	2,186	57	2004	40.0
Albany	OR	—	373	483	—	373	483	856	22	2004	40.0
Salem	OR	—	393	507	—	393	507	900	23	2004	40.0
Boothwyn	PA	—	407	526	—	407	526	933	24	2004	40.0
Croydon	PA	—	421	543	—	421	543	964	25	2004	40.0
Pittsburgh	PA	—	409	528	—	409	528	937	24	2004	40.0
Pittsburgh	PA	—	407	527	—	407	527	934	24	2004	40.0
San Juan	PR	—	950	1,227	—	950	1,227	2,177	57	2004	40.0
Cranston	RI	—	850	1,098	—	850	1,098	1,948	51	2004	40.0
Charleston	SC	—	943	1,218	—	943	1,218	2,161	56	2004	40.0
Greenville	SC	—	332	428	—	332	428	760	20	2004	40.0
Hilton Head	SC	—	924	1,193	—	924	1,193	2,117	55	2004	40.0
Nashville	TN	—	260	337	—	260	337	597	16	2004	40.0
Addison	TX	—	1,045	1,350	—	1,045	1,350	2,395	62	2004	40.0
Arlington	TX	—	593	765	—	593	765	1,358	35	2004	40.0
Austin	TX	—	985	1,273	—	985	1,273	2,258	59	2004	40.0
Conroe	TX	—	838	1,082	—	838	1,082	1,920	50	2004	40.0
Corpus Christi	TX	—	528	681	—	528	681	1,209	31	2004	40.0
DeSoto	TX	—	480	621	—	480	621	1,101	29	2004	40.0
Euless	TX	—	975	1,258	—	975	1,258	2,233	58	2004	40.0
Garland	TX	—	1,108	1,431	—	1,108	1,431	2,539	66	2004	40.0
Houston	TX	—	425	548	—	425	548	973	25	2004	40.0
Houston	TX	—	518	670	—	518	670	1,188	31	2004	40.0
Houston	TX	—	758	979	—	758	979	1,737	45	2004	40.0
Houston	TX	—	399	516	—	399	516	915	24	2004	40.0
Houston	TX	—	375	484	—	375	484	859	22	2004	40.0
Humble	TX	—	438	566	—	438	566	1,004	26	2004	40.0
Hurst	TX	—	285	369	—	285	369	654	17	2004	40.0
Irving	TX	—	554	717	—	554	717	1,271	33	2004	40.0
Lewisville	TX	—	561	724	—	561	724	1,285	33	2004	40.0
Richardson	TX	—	753	974	—	753	974	1,727	45	2004	40.0
San Antonio	TX	—	521	674	—	521	674	1,195	31	2004	40.0
Stafford	TX	—	634	820	—	634	820	1,454	38	2004	40.0
Waco	TX	—	379	490	—	379	490	869	23	2004	40.0
Webster	TX	—	592	764	—	592	764	1,356	35	2004	40.0
Salt Lake City	UT	—	624	806	—	624	806	1,430	37	2004	40.0
Centreville	VA	—	1,134	1,464	—	1,134	1,464	2,598	68	2004	40.0
Chesapeake	VA	—	845	1,091	—	845	1,091	1,936	50	2004	40.0
Chesapeake	VA	—	884	1,143	—	884	1,143	2,027	53	2004	40.0
Fredericksburg	VA	—	953	1,230	—	953	1,230	2,183	57	2004	40.0
Grafton	VA	—	487	630	—	487	630	1,117	29	2004	40.0
Lynchburg	VA	—	425	549	—	425	549	974	25	2004	40.0
Mechanicsville	VA	—	1,151	1,488	—	1,151	1,488	2,639	69	2004	40.0

iStar Financial Inc.
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation
As of December 31, 2005
(Dollars in thousands)

					Cost	Gross Amount Carried
			Initial Cost to Company		Capitalized	at Close of Period					Depreciable
				Building and	Subsequent to		Building and		Accumulated	Date	Life
Location	State	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquired	(Years)
Norfolk	VA	—	546	706	—	546	706	1,252	33	2004	40.0
Petersburg	VA	—	851	1,100	—	851	1,100	1,951	51	2004	40.0
Richmond	VA	—	819	1,058	—	819	1,058	1,877	49	2004	40.0
Richmond	VA	—	958	1,237	—	958	1,237	2,195	57	2004	40.0
Virginia Beach	VA	—	788	1,018	—	788	1,018	1,806	47	2004	40.0
Williamsburg	VA	—	554	715	—	554	715	1,269	33	2004	40.0
Quincy	WA	—	1,500	6,500	—	1,500	6,500	8,000	361	2003	40.0
Milwaukee	WI	—	521	673	—	521	673	1,194	31	2004	40.0
S. Milwaukee	WI	—	413	534	—	413	534	947	25	2004	40.0
Waukesha	WI	—	542	700	—	542	700	1,242	32	2004	40.0
Wauwatosa	WI	—	793	1,023	—	793	1,023	1,816	47	2004	40.0
West Allis	WI	—	1,124	1,452	—	1,124	1,452	2,576	67	2004	40.0
Subtotal		—	116,571	247,134	—	116,571	247,134	363,705	10,068
RETAIL:
Mobile	AL	—	2,377	3,978	—	2,377	3,978	6,355	143	2004	39.0
Little Rock	AR	—	2,639	2,198	—	2,639	2,198	4,837	100	2004	33.0
Sherwood	AR	—	538	1,872	—	538	1,872	2,410	83	2004	34.0
Chandler	AZ	—	8,374	5,394	15,843	8,374	21,237	29,611	259	2004	36.5
Scottsdale	AZ	—	3,284	8,258	—	3,284	8,258	11,542	291	2004	40.0
Tempe	AZ	—	6,232	9,271	3,529	6,234	12,798	19,032	362	2004	40.0
Deland	FL	—	1,305	1,264	—	1,305	1,264	2,569	63	2004	30.0
Fort Pierce	FL	—	1,705	3,379	2,553	1,705	5,932	7,637	227	2004	24.0
Fort Pierce	FL	—	2,101	3,791	—	2,101	3,791	5,892	146	2004	39.0
Jacksonville	FL	—	1,380	2,462	—	1,380	2,462	3,842	109	2004	34.0
Jacksonville	FL	—	2,372	2,372	—	2,372	2,372	4,744	155	2004	23.0
Jacksonville	FL	—	4,102	2,974	151	4,102	3,125	7,227	129	2004	35.0
Jacksonville	FL	—	3,042	5,924	395	3,042	6,319	9,361	243	2004	37.0
Jacksonville	FL	—	2,639	4,431	—	2,639	4,431	7,070	195	2004	34.0
Jacksonville	FL	—	2,774	4,057	—	2,774	4,057	6,831	174	2004	35.0
Orange City	FL	—	2,132	4,136	—	2,132	4,136	6,268	221	2004	28.0
St. Augustine	FL	—	3,950	—	4,541	3,950	4,541	8,491	—	2005	—
Atlanta	GA	—	900	3,369	—	900	3,369	4,269	36	2005	40.0
Roswell	GA	—	3,653	4,190	(13)	3,647	4,183	7,830	170	2004	37.0
Roswell	GA	—	5,520	4,671	(16)	5,511	4,664	10,175	175	2004	40.0
Lake Charles	LA	—	2,193	3,654	—	2,193	3,654	5,847	135	2004	38.0
Chapel Hill	NC	—	4,181	1,636	—	4,181	1,636	5,817	98	2004	25.0
Greensboro	NC	—	679	2,545	—	679	2,545	3,224	127	2004	30.0
Greensboro	NC	—	2,450	1,123	—	2,450	1,123	3,573	66	2004	25.5
Greensboro	NC	—	4,956	5,664	—	4,956	5,664	10,620	254	2004	33.5
Albuquerque	NM	—	5,271	4,215	6,223	5,272	10,437	15,709	53	2005	40.0
Rio Rancho	NM	—	4,934	9,433	17	4,939	9,445	14,384	145	2005	35.0
Hamburg	NY	—	731	6,073	42	732	6,114	6,846	51	2005	40.0
Austin	TX	—	2,223	3,952	—	2,223	3,952	6,175	6	2005	36.0
Houston	TX	—	4,704	6,311	—	4,704	6,311	11,015	11	2005	32.0
Houston	TX	—	3,049	4,727	—	3,049	4,727	7,776	8	2005	33.5
Houston	TX	—	229	286	—	229	286	515	1	2005	13.0
Houston	TX	—	601	—	—	601	—	601	—	2005	—
Houston	TX	—	541	—	—	541	—	541	—	2005	—
Irving	TX	—	4,535	7,127	—	4,535	7,127	11,662	12	2005	32.5
Irving	TX	—	3,143	1,257	—	3,143	1,257	4,400	5	2005	15.0
Irving	TX	—	4,761	4,877	—	4,761	4,877	9,638	8	2005	33.5
Plano	TX	—	2,415	6,587	—	2,415	6,587	9,002	10	2005	35.0
Draper	UT	—	3,530	—	1,023	3,530	1,023	4,553	—	2005	—

iStar Financial Inc.
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation
As of December 31, 2005
(Dollars in thousands)

					Cost	Gross Amount Carried
			Initial Cost to Company		Capitalized	at Close of Period					Depreciable
				Building and	Subsequent to		Building and		Accumulated	Date	Life
Location	State	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquired	(Years)
Charlottesville	VA	—	1,182	2,106	—	1,182	2,106	3,288	83	2004	38.0
Richmond	VA	—	4,088	4,496	25	4,088	4,521	8,609	199	2004	34.0
Subtotal		—	121,415	154,060	34,313	121,409	188,379	309,788	4,553
HOTEL:
Sacramento	CA	132,246	1,281	9,809	—	1,281	9,809	11,090	2,365	1998	40.0
San Diego	CA	—	4,394	27,030	—	4,394	27,030	31,424	6,700	1998	40.0
Sonoma	CA	—	3,308	20,623	—	3,308	20,623	23,931	5,103	1998	40.0
Durango	CO	—	1,242	7,865	—	1,242	7,865	9,107	1,941	1998	40.0
Boise	ID	—	968	6,405	—	968	6,405	7,373	1,573	1998	40.0
Missoula	MT	—	210	1,607	—	210	1,607	1,817	388	1998	40.0
Astoria	OR	—	269	2,043	—	269	2,043	2,312	493	1998	40.0
Bend	OR	—	233	1,726	—	233	1,726	1,959	418	1998	40.0
Coos Bay	OR	—	404	3,049	—	404	3,049	3,453	737	1998	40.0
Eugene	OR	—	361	2,721	—	361	2,721	3,082	657	1998	40.0
Medford	OR	—	609	4,668	—	609	4,668	5,277	1,126	1998	40.0
Pendleton	OR	—	556	4,245	—	556	4,245	4,801	1,024	1998	40.0
Salt Lake City	UT	—	5,620	32,695	—	5,620	32,695	38,315	8,170	1998	40.0
Kelso	WA	—	502	3,779	—	502	3,779	4,281	913	1998	40.0
Vancouver	WA	—	507	3,981	—	507	3,981	4,488	957	1998	40.0
Wenatchee	WA	—	513	3,825	—	513	3,825	4,338	925	1998	40.0
Seattle	WA	—	5,101	32,080	—	5,101	32,080	37,181	7,929	1998	40.0
Subtotal		132,246	26,078	168,151	—	26,078	168,151	194,229	41,419
Total corporate tenant lease assets		$ 337,263	$ 763,509	$ 2,533,798	$ 107,723	$ 747,724	$ 2,657,306	$ 3,405,030	$ 289,669

iStar Financial Inc.
Notes to Schedule III
(Dollars in thousands)

1.   Reconciliation of Corporate Tenant Lease Assets:

The following table reconciles Corporate Tenant Lease Assets from January 1, 2003 to December 31, 2005:

	2005	2004	2003
Balance at January 1	$3,103,887	$2,714,772	$2,420,314
Additions	333,793	580,971	335,776
Dispositions	(32,650)	(216,656)	(41,318)
Assets classified as held for Sale	—	24,800	—
Balance at December 31	$3,405,030	$3,103,887	$2,714,772

2.   Reconciliation of Accumulated Depreciation:

The following table reconciles Accumulated Depreciation from January 1, 2003 to December 31, 2005:

	2005	2004	2003
Balance at January 1	$(226,845)	$(178,887)	$(128,509)
Additions.	(66,844)	(67,933)	(53,777)
Dispositions	4,020	19,975	3,399
Balance at December 31	$(289,669)	$(226,845)	$(178,887)

iStar Financial Inc.
Schedule IV—Loans and Other Lending Investments
As of December 31, 2005
(Dollars in thousands)

Type of Loan/Borrower	Description/Location	Interest Accrual Rates	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms(1)	Prior Liens(2)	Face Amount of Loans	Carrying Amount of Loans
Senior Mortgages:
Borrower A(3)	Office, Detroit, MI	7.03%	7.03%	9/11/09	IO(4)	$—	$166,854	$156,967
Borrower B	Mixed Use, Hollywood, CA	LIBOR + 3.50%	LIBOR + 3.50%	2/27/07	IO(5)	7,500	147,000	146,845
Borrower C	Other, Various	LIBOR + 3.00%	LIBOR + 3.00%	2/3/08	IO(6)	—	176,395	176,395
All other senior mortgages individually < 3%						2,900,565	2,696,762	2,669,560
						2,908,065	3,187,011	3,149,767
Subordinate Mortgages:
Subordinate mortgages individually < 3%						4,524,257	417,192	413,853
						4,524,257	417,192	413,853
Corporate/Partnership Loans:
Borrower A(3)	Office, Detroit, MI	12.67%	12.67%	9/11/09	IO(7)	—	5,910	5,847
All other corporate/partnership loans individually < 3%						6,424,026	808,138	791,609
						6,424,026	814,048	797,456
Other Lending Investments-Securities:
Borrower D	Industrial, R&D, Various	7.161%	7.161%	6/30/06	IO(8)	868,032	220,000	220,000
Other lending investments-securities individually < 3%						126,808	133,081	127,715
						994,840	353,081	347,715
Subtotal						14,851,188	4,771,332	4,708,791
Reserve for Loan Losses						—	—	(46,876)
Total:						$14,851,188	$4,771,332	$4,661,915

Explanatory Notes:

(1)                P&I = principal and interest, IO = interest only.

(2)                Represents only third-party liens and excludes senior loans held by the Company from the same borrower on the same collateral.

(3)                Loan is a part of a common borrowing provided by the Company (see corresponding letter reference).

(4)                Interest payments are paid at level amounts over the life of the loan with a $166.9 million balloon payment due at maturity.

(5)                Interest payments are paid at level amounts over the life of the loan and a $147.0 million balloon payment is due at maturity.

(6)                Interest payments are paid at level amounts over the life of the loan and a $176.4 million balloon payment is due at maturity.

(7)                Interest payments are paid at level amounts over the life of the loan and a $5.9 million balloon payment is due at maturity.

(8)                Interest payments are paid at level amounts over the life of the loan and a $220.0 million balloon payment is due at maturity. As of December 31, 2005, the borrower would owe a yield maintenance fee if the loan was repaid prior to maturity.

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

Based upon their evaluation as of December 31, 2005, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) are effective in recording, processing, summarizing and reporting, on a timely basis, information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

Management’s Report on Internal Control Over Financial Reporting—Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the disclosure committee and other members of management, including the Chief Executive Officer and Chief Financial Officer, management carried out its evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting—There have been no significant changes during the last fiscal quarter in the Company’s internal controls identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Portions of the Company’s definitive proxy statement for the 2006 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 11. Executive Compensation

Portions of the Company’s definitive proxy statement for the 2006 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Portions of the Company’s definitive proxy statement for the 2006 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Portions of the Company’s definitive proxy statement for the 2006 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 14. Principal Registered Public Accounting Firm Fees and Services

Portions of the Company’s definitive proxy statement for the 2006 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a).       and (c). Financial statements and schedules—see Index to Financial Statements and Schedules included in Item 8.

(b).  Exhibits—see index on following page.

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

3.1	Amended and Restated Charter of the Company (including the Articles Supplementary for the Series A, B, C and D Preferred Stock). (5)
3.2	Bylaws of the Company. (6)
3.3	Articles Supplementary for High Performance Common Stock—Series 1. (10)
3.4	Articles Supplementary for High Performance Common Stock—Series 2. (10)
3.5	Articles Supplementary for High Performance Common Stock—Series 3. (10)
3.6	Articles Supplementary for High Performance Common Stock—Series 4. (18)
3.7	Articles Supplementary for High Performance Common Stock—Series 5.
3.8	Articles Supplementary relating to Series E Preferred Stock. (13)
3.9	Articles Supplementary relating to Series F Preferred Stock. (15)
3.10	Articles Supplementary relating to Series G Preferred Stock. (16)
3.11	Articles Supplementary relating to Series I Preferred Stock. (19)
4.1	Form of warrant certificates. (2)
4.2	Form of stock certificate for the Company’s Common Stock. (4)
4.3	Form of certificate for Series A Preferred Shares of beneficial interest. (2)
4.4	Form of Global Note evidencing 5.80% Senior Notes due 2011 issued on December 14, 2005. (31)
4.5	Form of Global Note evidencing Senior Floating Rate Notes issued on December 14, 2005. (31)
4.6	Form of Global Note evidencing 5.375% Senior Notes due 2010 issued on April 21, 2005. (30)
4.7	Form of Global Note evidencing 6.05% Senior Notes due 2015 issued on April 21, 2005. (30)
4.8	Form of Global Note evidencing 7.95% Senior Notes due 2006, which the Company assumed as a result of the merger of TriNet with iStar on March 30, 2005. (29)

4.9	Form of Global Note evidencing 5.15% Senior Notes due 2012 issued on March 1, 2005. (28)
4.10	Form of Global Note evidencing floating rate notes due 2008 issued on March 1, 2005. (28)
4.11

Form of Global Note evidencing 5.70% Notes due 2014 issued on March 9, 2004 and March 1, 2005 in connection with the Company’s exchange offer for TriNet Corporate Realty Trust, Inc.’s 7.70% Notes due 2017. (26)

4.12	Form of Global Note evidencing floating rate notes due 2007 issued on March 12, 2004 and May 10, 2004. (26)
4.13	Form of Global Note evidencing 5.125% Notes due 2011 issued on March 30, 2004. (26)
4.14	Form of Global Note evidencing 4.875% Senior Notes due 2009 issued on January 23, 2004. (26)
4.15	Form of Global Note evidencing 6.00% Senior Notes due 2010 issued on December 12, 2003. (17)
4.16	Form of Global Note evidencing 6.50% Senior Notes due 2013 issued on December 12, 2003. (17)
4.17	Form of Global Note evidencing 7.00% Senior Notes due 2008 issued in March and April of 2003. (11)(13)
4.18	Form of Global Note evidencing 8.75% Senior Notes due 2008 issued on August 16, 2001. (14)
4.19	Form of Supplemental Indenture, dated as of August 16, 2001. (8)
4.20	Second Supplemental Indenture, dated as of March 14, 2003. (11)
4.21	Third Supplemental Indenture, dated as of December 12, 2003.
4.22	Fourth Supplemental Indenture, dated as of December 12, 2003.
4.23	Fifth Supplemental Indenture, dated as of March 1, 2005, as amended.
4.24	Sixth Supplemental Indenture, dated as of March 1, 2005, as amended.
4.25	Seventh Supplemental Indenture, dated as of April 21, 2005, as amended.
4.26	Eighth Supplemental Indenture, dated as of April 21, 2005, as amended.
4.27	Ninth Supplemental Indenture, dated as of December 14, 2005, as amended.
4.28	Tenth Supplemental Indenture, dated as of December 14, 2005, as amended.
4.29

TriNet Corporate Realty Trust, Inc., Supplemental Indenture No. 1, dated May 22, 1996, governing the 7.95% Senior Notes due 2006, which the Company assumed as a result of the merger of TriNet with iStar on March 30, 2005. (35)

4.30	Indenture dated January 23, 2004, governing 4.875% Senior Notes Due 2009. (20)
4.31	Indenture dated March 9, 2004, governing 5.70% Senior Notes Due 2014. (22)
4.32	Indenture dated March 12, 2004 governing Senior Floating Rate Notes due 2007. (23)

4.33	Indenture dated March 30, 2004, governing 5.125% Senior Notes Due 2011. (24)
4.40	Form of 7 7/8% Series E Cumulative Redeemable Preferred Stock Certificate. (13)
4.41	Form of 7.8% Series F Cumulative Redeemable Preferred Stock Certificate. (15)
4.42	Form of 7.65% Series G Cumulative Redeemable Preferred Stock Certificate. (16)
4.43	Form of Variable Rate Series H Preferred Stock Certificate. (18)
4.44	Form of 7.50% Series I Cumulative Redeemable Preferred Stock Certificate. (19)
10.1	Starwood Financial Trust 1996 Share Incentive Plan. (1)
10.2	Amended and Restated Master Agreement between iStar DB Seller, LLC, Seller and Deutsche Bank AG, Cayman Islands Branch, Buyer dated January 9, 2006. (32)
10.3	Employment Agreement dated February 11, 2004, by and between iStar Financial Inc. and Jay Sugarman. (18)
10.4	Performance Retention Grant Agreement dated February 11, 2004. (18)
10.5	Employment Agreement dated November 12, 2004, by and between iStar Financial Inc. and Jay Nydick. (25)
10.6	Agreement and Plan of Merger, dated as of January 19, 2005, among iStar Financial Inc., Flash Acquisition Company LLC and Falcon Financial Investment Trust. (27)
10.7	Share Option Agreement, dated as of January 19, 2005, among iStar Financial Inc., Flash Acquisition Company LLC and Falcon Financial Investment Trust. (27)
10.8	Purchase Agreement, dated February 14, 2005, among iStar Financial Inc., Oak Hill Advisors, L.P. and the other parties named therein. (29)
10.9	Amended and Restated Employment Agreement, dated January 19, 2005, by and between Falcon Financial Investment Trust and Vernon B. Schwartz. (34)
10.10	Non-Employee Directors’ Deferral Plan. (21)
10.11	Form of Restricted Stock Unit Award Agreement. (33)
12.1	Computation of Ratio of EBITDA to interest expense.
12.2	Computation of Ratio of EBITDA to combined fixed charges.
12.3	Computation of Ratio of Earnings to fixed charges and Earnings to fixed charges and preferred stock dividends.
14.0	iStar Financial Inc. Code of Conduct(36)
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.

32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

Explanatory Notes:

(1)             Incorporated by reference from the Company’s Annual Report on Form 10- K for the year ended December 31, 1997 filed on April 2, 1998 (File No. 001-15371).

(2)             Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 23, 1998 (File No. 001-15371).

(3)             Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 22, 1999 (File No. 001-15371).

(4)             Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000 (File No. 001-15371).

(5)             Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed on May 15, 2000.

(6)             Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000.

(7)             Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001.

(8)             Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 filed on May 15, 2001.

(9)             Incorporated by reference from the Company’s Form 8-K filed on August 15, 2001.

(10)       Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(11)       Incorporated by reference from the Company’s Form 8-K filed on March 17, 2003.

(12)       Incorporated by reference from the Company’s Form 8-K filed on April 15, 2003.

(13)  Incorporated by reference from the Company’s Current Report on Form 8-A filed on July 8, 2003.

(14)       Incorporated by reference from the Company’s Form 8-K filed on August 15, 2003.

(15)       Incorporated by reference from the Company’s Current Report on Form 8-A filed on September 25, 2003.

(16)       Incorporated by reference from the Company’s Current Report on Form 8-A filed on December 10, 2003.

(17)       Incorporated by reference from the Company’s Form 8-K filed on December 12, 2003.

(18)       Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004.

(19)       Incorporated by reference from the Company’s Current Report on Form 8-A filed on February 27, 2004.

(21)       Incorporated by reference from the Company’s DEF14A filed on April 28, 2004.

(22)       Incorporated by reference from the Company’s Form S-4 filed on May 21, 2004.

(23)       Incorporated by reference from the Company’s Form S-4 filed on May 25, 2004.

(24)       Incorporated by reference from the Company’s Form S-4 filed on June 9, 2004.

(25)       Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 12, 2004.

(26)       Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005.

(27)       Incorporated by reference from the Company’s Form 8-K filed on January 21, 2005.

(28)       Incorporated by reference from the Company’s Form 8-K filed on March 1, 2005.

(29)       Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed on May 10, 2005.

(30)       Incorporated by reference from the Company’s Form 8-K filed on April 20, 2005.

(31)       Incorporated by reference from the Company’s Form 8-K filed on December 20, 2005.

(32)       Incorporated by reference from the Company’s Form 8-K filed on January 10, 2006.

(33)       Incorporated by reference from the Company’s Form 8-K filed on March 3, 2006.

(34)       Incorporated by reference from Falcon Financial Investment Trust’s Form 8-K filed on January 24, 2005.

(35)       Incorporated by reference from TriNet Corporate Realty Trust, Inc.’s Form 8-K filed on July 1, 1996.

(36)       Incorporated by reference from Exhibit 14.0 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISTAR FINANCIAL INC.
Registrant
Date: March 15, 2006	/s/ JAY SUGARMAN
jay sugarman
Chairman of the Board of Directors and Chief Executive Officer (Principal executive officer)
Date: March 15, 2006	/s/ CATHERINE D. RICE
Catherine D. Rice
Chief Financial Officer (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2006	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors Chief Executive Officer
Date: March 15, 2006	/S/ WILLIS ANDERSEN JR.
Willis Andersen Jr.
Director
Date: March 15, 2006	/s/ GLEN AUGUST
Glen August
Director
Date: March 15, 2006	/s/ ROBERT W. HOLMAN, JR.
Robert W. Holman, Jr.
Director
Date: March 15, 2006	/s/ ROBIN JOSEPHS
Robin Josephs
Director
Date: March 15, 2006	/s/ JOHN G. MCDONALD
John G. McDonald
Director
Date: March 15, 2006	/s/ GEORGE R. PUSKAR
George R. Puskar
Director
Date: March 15, 2006	/s/ JEFFREY WEBER
Jeffrey Weber
Director