Form 10-Q
period 2006-03-31
ISTAR FINANCIAL INC
filed 2006-05-10
CIK 1095651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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

Registrant’s telephone number, including area code: (212) 930-9400

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer, see definition of “accelerated filer” and “large accelerated filer” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 30, 2006, there were 113,277,845 shares of common stock of iStar Financial Inc. $0.001/par value per share outstanding (“Common Stock”).

iStar Financial Inc.
Index to Form 10-Q

PART I.   CONSOLIDATED FINANCIAL INFORMATION

Item 1.                        Financial Statements

iStar Financial Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	As of March 31, 2006	As of December 31, 2005
ASSETS
Loans and other lending investments, net	$4,974,891	$4,661,915
Corporate tenant lease assets, net	3,123,970	3,115,361
Other investments	254,506	240,470
Investments in joint ventures	198,990	202,128
Cash and cash equivalents	74,243	115,370
Restricted cash	37,580	28,804
Accrued interest and operating lease income receivable	45,504	32,166
Deferred operating lease income receivable	72,875	76,874
Deferred expenses and other assets	69,112	50,005
Goodwill	9,203	9,203
Total assets	$8,860,874	$8,532,296
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$162,054	$192,522
Debt obligations	6,122,828	5,859,592
Total liabilities	6,284,882	6,052,114
Commitments and contingencies	—	—
Minority interest in consolidated entities	33,606	33,511
Shareholders’ equity:
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at March 31, 2006 and December 31, 2005	4	4
Series E Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,600 shares issued and outstanding at March 31, 2006 and December 31, 2005	6	6
Series F Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at March 31, 2006 and December 31, 2005	4	4
Series G Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 3,200 shares issued and outstanding at March 31, 2006 and December 31, 2005	3	3
Series I Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,000 shares issued and outstanding at March 31, 2006 and December 31, 2005	5	5
High Performance Units	8,806	8,797
Common Stock, $0.001 par value, 200,000 shares authorized, 113,268 and 113,209 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	113	113
Options	6,425	6,450
Additional paid-in capital	2,887,803	2,886,434
Retained earnings (deficit)	(365,352)	(442,758)
Accumulated other comprehensive income (See Note 14)	30,841	13,885
Treasury stock (at cost)	(26,272)	(26,272)
Total shareholders’ equity	2,542,386	2,446,671
Total liabilities and shareholders’ equity	$8,860,874	$8,532,296

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2006	2005
Revenue:
Interest income	$126,048	$91,618
Operating lease income	84,319	76,125
Other income	14,265	12,604
Total revenue	224,632	180,347
Costs and expenses:
Interest expense	93,533	68,951
Operating costs—corporate tenant lease assets	5,940	5,647
Depreciation and amortization	19,402	17,625
General and administrative(1)	19,133	16,003
Provision for loan losses	1,000	2,250
Total costs and expenses	139,008	110,476
Income before equity in earnings from joint ventures, minority interest and other items	85,624	69,871
Equity in earnings (loss) from joint ventures	286	(160)
Minority interest in consolidated entities	(248)	(205)
Income from continuing operations	85,662	69,506
Income from discontinued operations	142	813
Gain from discontinued operations	2,182	—
Net income	87,986	70,319
Preferred dividend requirements	(10,580)	(10,580)
Net income allocable to common shareholders and HPU holders(2)	$77,406	$59,739
Basic earnings per common share(3)	$0.67	$0.52
Diluted earnings per common share(4) (5)	$0.66	$0.52

Explanatory Notes:

(1)          General and administrative costs include approximately $1,204 and $642 of stock-based compensation expense for the three months ended March 31, 2006 and 2005, respectively.

(2)          HPU holders are Company employees who purchased high performance common stock units under the Company’s High Performance Unit Program.

(3)          For the three months ended March 31, 2006 and 2005, excludes $1,893 and $1,483 of net income allocable to HPU holders, respectively.

(4)          For the three months ended March 31, 2006 and 2005, excludes $1,875 and $1,468 of net income allocable to HPU holders, respectively.

(5)          For the three months ended March 31, 2006 and 2005, includes $28 and $0 of joint venture income, respectively.

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.
Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series I Preferred Stock	HPU's	Common Stock at Par	Warrants & Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2005	$4	$6	$4	$3	$5	$8,797	$113	$6,450	$2,886,434	$(442,758)	$13,885	$(26,272)	$2,446,671
Exercise of options and warrants	—	—	—	—	—	—	—	(25)	579	—	—	—	554
Dividends declared-preferred	—	—	—	—	—	—	—	—	—	(10,580)	—	—	(10,580)
Restricted stock units granted to employees	—	—	—	—	—	—	—	—	316	—	—	—	316
High performance units sold to employees	—	—	—	—	—	9	—	—	—	—	—	—	9
Issuance of stock-DRIP/ Stock purchase plan	—	—	—	—	—	—	—	—	474	—	—	—	474
Net income for the period	—	—	—	—	—	—	—	—	—	87,986	—	—	87,986
Change in accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	—	16,956	—	16,956
Balance at March 31, 2006	$4	$6	$4	$3	$5	$8,806	$113	$6,425	$2,887,803	$(365,352)	$30,841	$(26,272)	$2,542,386

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$87,986	$70,319
Adjustments to reconcile net income to cash flows from operating activities:
Minority interest in consolidated entities	248	205
Non-cash expense for stock-based compensation	1,326	713
Depreciation, depletion and amortization	21,269	18,033
Depreciation and amortization from discontinued operations	31	250
Amortization of deferred financing costs	6,113	7,526
Amortization of discounts/premiums, deferred interest and costs on lending investments	(17,272)	(18,719)
Discounts, loan fees and deferred interest received	6,076	39,392
Equity in (earnings)/loss from joint ventures	(286)	160
Distributions from operations of joint ventures	3,424	—
Deferred operating lease income receivable	(3,286)	(3,987)
Gain from discontinued operations	(2,182)	—
Provision for loan losses	1,000	2,250
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	(13,340)	(4,543)
Changes in deferred expenses and other assets	(25,605)	9,912
Changes in accounts payable, accrued expenses and other liabilities	(17,286)	(18,817)
Cash flows from operating activities	48,216	102,694
Cash flows from investing activities:
New investment originations	(610,819)	(841,647)
Cash paid for acquisition of Falcon Financial	—	(113,696)
Add-on fundings under existing loan commitments	(186,420)	(93,204)
Net proceeds from sale of corporate tenant lease assets	9,043	—
Repayments of and principal collections on loans and other lending investments	474,168	422,086
Distributions from unconsolidated entities, net of contributions	(2,336)	—
Capital improvements for build-to-suit facilities	(17,323)	—
Capital improvement projects on corporate tenant lease assets	(3,369)	(3,854)
Other capital expenditures on corporate tenant lease assets	(1,692)	(2,139)
Cash flows from investing activities	(338,748)	(632,454)
Cash flows from financing activities:
Borrowings under secured revolving credit facilities	—	510,000
Repayments under secured revolving credit facilities	—	(560,552)
Borrowings under unsecured revolving credit facilities	774,000	1,154,000
Repayments under unsecured revolving credit facilities	(1,559,000)	(1,381,000)
Borrowings under term loans	—	3,814
Repayments under term loans	(17,056)	(2,890)
Borrowings under unsecured bond offerings	991,489	1,090,477
Repayments under secured notes	—	(86,835)
Borrowings under foreign lines of credit	81,035	—
Contribution from minority interest partners	407	1,038
Changes in restricted cash held in connection with debt obligations	(8,776)	(6,134)
Payments for deferred financing costs	(2,564)	(1,132)
Distributions to minority interest partners	(560)	(373)
Preferred dividends paid	(10,580)	(10,580)
HPUs issued	9	946
Proceeds from exercise of options and issuance of DRIP/Stock purchase shares	1,001	1,062
Cash flows from financing activities	249,405	711,841
Changes in cash and cash equivalents	(41,127)	182,081
Cash and cash equivalents at beginning of period	115,370	88,422
Cash and cash equivalents at end of period	$74,243	$270,503

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

The Company’s corporate tenant leasing business provides capital to corporations and other owners who control facilities leased to single creditworthy customers. The Company’s net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with public companies, many of which are rated corporate credits. Most leases require the tenant to pay for facility related expenses on a triple net lease basis. Corporate tenant lease, or CTL, transactions have initial terms generally ranging from 15 to 20 years and typically range in size from $20 million to $150 million.

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

In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position at March 31, 2006 and December 31, 2005 and the results of operations, changes in shareholders’ equity and its cash flows for the three months ended March 31, 2006 and 2005, respectively. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

Note 3—Summary of Significant Accounting Policies

Loans and other lending investments, net—As described in Note 4, “Loans and Other Lending Investments,” includes the following investments: senior mortgages, subordinate mortgages, corporate/partnership loans and other lending investments-securities. Management considers nearly all of its loans and other lending investments to be held-to-maturity, although a small number of investments may be classified as available-for-sale. Items classified as held-to-maturity are reflected at amortized historical cost. Items classified as available-for-sale are reported at fair values with unrealized gains and losses included in “Accumulated other comprehensive income (losses)” on the Company’s Consolidated Balance Sheets and are not included in the Company’s net income.

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

Capitalized interest—The Company capitalizes interest costs incurred during the construction periods for qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. Capitalized interest was approximately $341,000 for the three months ended March 31, 2006 and no interest was capitalized during the three months ended March 31, 2005.

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

Unrealized gains and losses on available-for-sale investments are included in “Accumulated other comprehensive income (losses)” on the Company’s Consolidated Balance Sheets and are not included in the Company’s net income. On occasion, the Company may acquire loans at generally small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as a yield adjustment, if management believes it is probable that such dues will be received. If loans with premiums, discounts, loan origination or exit fees are prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase in the prepayment gain or loss which is included in “Other income” in the Company’s Consolidated Statements of Operations. Interest income is recognized using the effective interest method applied on a loan-by-loan basis.

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

Leasing investments:   Operating lease revenue is recognized on the straight-line method of accounting from the later of the date of the origination of the lease or the date of acquisition of the facility subject to existing leases. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms, is recorded as “Deferred operating lease income receivable” on the Company’s Consolidated Balance Sheets.

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

The Company’s loans are generally collateralized by real estate assets or are corporate lending arrangements to entities with significant real estate holdings and other corporate assets. While the underlying real estate assets for the corporate lending instruments may not serve as collateral for the Company’s investments in all cases, the Company evaluates the underlying real estate assets when estimating loan loss exposure because the Company’s loans generally have restrictions as to how much senior and/or secured debt the customer may borrow ahead of the Company’s position.

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

Stock-based compensation—During the third quarter of 2002, with retroactive application to the beginning of that year, the Company adopted the fair-value method of accounting for options issued to employees or directors. Accordingly, the Company recognizes a charge equal to the fair value of these options at the date of grant multiplied by the number of options issued. This charge is amortized over the related remaining vesting terms to individuals as additional compensation.

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
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

The Company can participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, as long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries, is engaged in various real estate related opportunities, including: (i) servicing certain loan portfolios owned by third parties through iStar Asset Services, Inc.; (ii) servicing securitized loans acquired in the acquisition of Falcon Financial through Falcon Financial II, Inc. (“Falcon”); (iii) certain activities related to the purchase and sale of timber and timberlands through TimberStar TRS, Inc. and TRS II, Inc. (collectively, “TimberStar TRS”); and (iv) managing corporate credit-oriented investment strategies through four taxable REIT subsidiaries, iStar Alpha TRS, Inc., iStar Alpha LLC Holding TRS, Inc., iStar Alpha LLC Holdings TRS II, Inc. and iStar OHCOF GP TRS, Inc. (collectively, “iStar Alpha”). The Company will consider other investments through taxable REIT subsidiaries if suitable opportunities arise. iStar Operating, Falcon, TimberStar TRS and iStar Alpha are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in iStar Operating, Falcon, TimberStar TRS and iStar Alpha. Such amounts are immaterial. Accordingly, except for the Company’s taxable REIT subsidiaries, no current or deferred federal taxes are provided for in the Consolidated Financial Statements.

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

Reclassification—Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related notes to conform to the 2006 presentation.

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

New accounting standards—In March 2005, the FASB released Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.”  FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and/or through the

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted FIN 47 during 2005 and it did not have a significant impact on the Company’s Consolidated Financial Statements.

In December 2004, the FASB released Statement of Financial Accounting Standards No. 153 (“SFAS No. 153”), “Accounting for Non-monetary Transactions.” SFAS No. 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. SFAS No. 153 is effective for non-monetary transactions occurring in fiscal years beginning after June 15, 2005. The Company adopted the provisions of this statement, as required, on January 1, 2006, and it did not have a significant impact on the Company’s Consolidated Financial Statements.

In June 2005, the Emerging Issues Task Force reached a consensus on EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF 04-5 states that a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate the limited partnership unless one of the following two conditions exist: (1) the limited partners possess substantive kick-out rights, or (2) the limited partners possess substantive participating rights. A kick-out right is defined as the substantive ability to remove the sole general partner without cause or otherwise dissolve (liquidate) the limited partnership. Substantive participating rights are when the limited partners have the substantive right to participate in certain financial and operating decisions of the limited partnership that are made in the ordinary course of business. The consensus guidance in EITF 04-5 is effective for all agreements entered into or modified after June 29, 2005. For all pre-existing agreements that are not modified, the consensus is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005. The Company adopted the provisions of this statement, as required, and it did not have a significant impact on the Company’s Consolidated Financial Statements.

In December 2004, the FASB released Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment.” This standard requires issuers to measure the cost of equity-based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (typically the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will initially measure the cost of liability-based service awards based on their current fair value. The fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Companies can comply with FASB No. 123R using one of three transition methods: (1) the

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

modified prospective method; (2) the modified retrospective method; or (3) a variation of the modified retrospective method. The provisions of this statement are effective for annual periods beginning after June 15, 2005. The Company adopted the provisions of SFAS No. 123R, as required, on January 1, 2006, and it did not have a significant financial impact on the Company’s Consolidated Financial Statements.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments

The following is a summary description of the Company’s loans and other lending investments ($ in thousands)(1):

		# of	Principal	Carrying Value as of		Effective
		Borrowers	Balances	March 31,	December 31,	Maturity	Contractual Interest	Contractual Interest	Principal	Participation
Type of Investment	Underlying Property Type	In Class	Outstanding	2006	2005	Dates	Payment Rates(2)	Accrual Rates(2)	Amortization(3)	Features(4)
Senior Mortgages(5)	Office/Residential/Retail/ Industrial, R&D/Mixed Use/Hotel/Entertainment, Leisure/Other	94	$ 3,281,833	$3,248,695	$ 3,149,767	2006 to 2026	Fixed: 7.03% to 20.00% Variable: LIBOR + 2.50% to LIBOR + 7.00%	Fixed: 7.03% to 20.00% Variable: LIBOR + 2.50% to LIBOR + 7.00%	Yes	Yes
Subordinate Mortgages	Office/Residential/Retail/ Mixed Use/Hotel/ Entertainment, Leisure/Other	16	394,854	392,234	413,853	2006 to 2025	Fixed: 7.32% to 18.00% Variable: LIBOR + 1.25% to LIBOR + 5.25%	Fixed: 7.32% to 18.00% Variable: LIBOR + 1.25% to LIBOR + 5.25%	Yes	No
Corporate/Partnership Loans(6)(7)	Office/Residential/Retail/ Industrial, R&D/Mixed Use/Hotel/ Other	25	664,696	654,619	797,456	2006 to 2021	Fixed: 6.00% to 18.00% Variable: LIBOR + 2.50% to LIBOR + 8.46%	Fixed: 7.62% to 25.00% Variable: LIBOR + 2.50% to LIBOR + 8.46%	Yes	No
Other Lending Investments—Securities(8)	Residential/Retail/ Industrial, R&D/ Entertainment, Leisure/Other	8	732,881	727,219	347,715	2006 to 2023	Fixed: 6.00% to 9.25% Variable: LIBOR + 0.85% to LIBOR + 5.63%	Fixed: 6.00% to 9.25% Variable: LIBOR + 0.85% to LIBOR + 5.63%	Yes	No
Gross Carrying Value				$5,022,767	$ 4,708,791
Reserve for Loan Losses				(47,876)	(46,876)
Total, Net				$4,974,891	$ 4,661,915

Explanatory Notes:

(1)                Details (other than carrying values) are for loans outstanding as of March 31, 2006.

(2)                Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR on March 31, 2006 was 4.83%. As of March 31, 2006, three loans with a combined carrying value of $70.1 million have a stated accrual rate that exceeds the stated pay rate; one of these loans, with a carrying value of $27.1 million, has been placed on non-accrual status and therefore is considered a non-performing loan (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management) and the Company is only recognizing income based on cash received for interest.

(3)                Certain loans require fixed payments of principal resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity.

(4)                Under one of the loans, the Company may receive an additional payment representing a percentage of the loan proceeds from a sale or refinance of the underlying real estate collateral, up to a maximum amount of $1.3 million.

(5)                Includes one loan with a carrying value of $39.9 million which the Company has currently ceased accruing the contractual exit fees as of January 1, 2006.

(6)                Includes two unsecured loans with an aggregate carrying value of $75.0 million as of March 31, 2006.

(7)                Includes one loan with a stated accrual rate of 25.00% per annum, however, no interest is due until its scheduled maturity in 2009.

(8)                Generally consists of senior loans, term preferred stock or debt interests that are specifically originated or structured to meet customer financing requirements and the Company’s investment criteria. These investments do not typically consist of securities purchased in the open market or as part of broadly-distributed offerings.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments (Continued)

During the three months ended March 31, 2006 and 2005, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $590.2 million and $665.8 million (excluding the acquisition of Falcon Financial) in loans and other lending investments, funded $186.4 million and $93.2 million under existing loan commitments and received principal repayments of $474.2 million and $422.1 million.

As of March 31, 2006, the Company had 37 loans with unfunded commitments. The total unfunded commitment amount was approximately $1.19 billion, of which $35.0 million was discretionary and $1.15 billion was non-discretionary.

The Company has reflected provisions for loan losses of approximately $1.0 million and $2.3 million in its results of operations during the three months ended March 31, 2006 and 2005, respectively. These provisions represent loan portfolio reserves based on management’s evaluation of general market conditions, the Company’s internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults and the credit quality of the underlying collateral.

Changes in the Company’s reserve for loan losses were as follows (in thousands):

Reserve for loan losses, December 31, 2004	$42,436
Additional provision for loan losses	2,250
Additional provision acquired in acquisition of Falcon Financial	2,190
Reserve for loan losses, December 31, 2005	46,876
Additional provision for loan losses	1,000
Reserve for loan losses, March 31, 2006	$47,876

Acquisition of Falcon Financial Investment Trust—On January 20, 2005, the Company signed a definitive agreement to acquire Falcon Financial, an independent finance company dedicated to providing long-term capital to automotive dealers throughout North America. Falcon Financial was a borrower of the Company at the time of signing the definitive agreement. Under the terms of the agreement, the Company commenced a cash tender offer to acquire all of Falcon Financial’s outstanding shares at a price of $7.50 per share for an aggregate equity purchase price of approximately $120.0 million. The offer expired on February 28, 2005, and as of the expiration, approximately 15.6 million common shares of beneficial interest, representing approximately 97.70% of Falcon Financial’s issued and outstanding shares, had been tendered and not withdrawn. On March 3, 2005, the Company completed the merger of Falcon Financial with an acquisition subsidiary of the Company. As a result of the merger, all outstanding shares of Falcon Financial not purchased by the Company in the tender offer were converted into the right to receive $7.50 per share, without interest and the Company acquired 100.00% ownership of Falcon Financial.

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

The purchase of Falcon Financial was accounted for as a business combination, and therefore the Company applied the principles of SFAS No. 141 and Statement of Financial Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” to the transaction. There were approximately $2.0 million of intangibles identified in the business combination that will be amortized over two to 21 years. These intangibles are included in “Deferred expenses and other assets” on the Company’s Consolidated Balance Sheets. As of March 31, 2006, the Company had unamortized purchase related intangible assets of approximately $1.7 million related to the Falcon Financial acquisition. In addition, the acquisition resulted in approximately $7.7 million of goodwill. The goodwill was adjusted by approximately $1.5 million subsequent to the acquisition to reflect severance payments to certain individuals and other costs which resulted in an increase of goodwill to $9.2 million. The goodwill is tested annually for impairment as required by SFAS No. 142. The most recent impairment test was performed by the Company during the fourth quarter of 2005 and no impairment was identified. On May 1, 2005, the assets acquired in the Falcon Financial acquisition were merged with AutoStar Realty Operating Partnership, L.P. (see Note 6 for further description of AutoStar Realty Operating Partnership, L.P.).

Note 5—Corporate Tenant Lease Assets

During the three months ended March 31, 2006 and 2005, respectively, the Company acquired an aggregate of approximately $10.7 million and $108.0 million in CTL assets and, for the quarter ended March 31, 2006, disposed of CTL assets for net proceeds of approximately $9.0 million. The Company did not allocate any of the purchase costs to intangible assets in relation to the CTL assets acquired during the quarter ended March 31, 2006 (see Note 3). As of March 31, 2006 and December 31, 2005, the Company had unamortized purchase related intangible assets of approximately $41.8 million and $42.5 million, respectively, and included these in “Other investments” on the Company’s Consolidated Balance Sheets.

The Company’s investments in CTL assets, at cost, were as follows (in thousands):

	March 31, 2006	December 31, 2005
Facilities and improvements	$2,676,388	$2,657,306
Land and land improvements	753,859	747,724
Less: accumulated depreciation	(306,277)	(289,669)
Corporate tenant lease assets, net	$3,123,970	$3,115,361

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5—Corporate Tenant Lease Assets (Continued)

Under certain leases, the Company is entitled to receive additional participating lease payments to the extent gross revenues of the corporate customer exceed a base amount. The Company did not earn any such additional participating lease payments on these leases in the three months ended March 31, 2006 and 2005. In addition, the Company also receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended March 31, 2006 and 2005 were approximately $7.1 million and $6.2 million, respectively, and are included as a reduction of “Operating costs—corporate tenant lease assets” on the Company’s Consolidated Statements of Operations.

The Company is subject to expansion option agreements with three existing customers that could require the Company to fund and to construct up to 171,000 square feet of additional adjacent space on which the Company would receive additional operating lease income under the terms of the option agreements. In addition, upon exercise of such expansion option agreements, the corporate customers would be required to simultaneously extend their existing lease terms for additional periods ranging from six to ten years.

The Company also has $64.5 million of non-discretionary unfunded commitments related to 12 CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon funding, the Company would receive additional operating lease income from the customers. In addition, the Company has $10.3 million of non-discretionary unfunded commitments related to 17 existing customers in the form of tenant improvements which were negotiated between the Company and customers at the commencement of the leases.

On March 6, 2006, the Company sold two CTL assets for net proceeds of approximately $9.0 million and realized a gain of approximately $2.2 million.

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

At March 31, 2006, the Company had a 50% investment in Corporate Technology Centre Associates, LLC (“CTC”), whose external member is Corporate Technology Centre Partners, LLC. This venture was formed for the purpose of operating, acquiring and, in certain cases, developing CTL facilities. At March 31, 2006, the CTC venture held one facility. The Company’s investment in this joint venture at March 31, 2006 was $5.0 million. The joint venture’s carrying value for the one facility owned at March 31, 2006 was $17.5 million. The joint venture had total assets of $19.0 million as of March 31, 2006 and a net loss of $(122,000) for the three months ended March 31, 2006. The Company accounts for this investment

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6—Joint Ventures and Minority Interest (Continued)

under the equity method because the Company’s joint venture partner has certain participating rights giving them shared control over the venture.

In addition, the Company has 47.5% investments in Oak Hill Advisors, L.P. and Oak Hill Credit Alpha MGP, a 47.0% investment in OHSF GP Partners II, LLC and a 45.5% investment in Oak Hill Credit Opportunities MGP, LLC (collectively, “Oak Hill”). The Company has determined that all of these entities are VIE’s (see Note 3) and that an external member is the primary beneficiary. As such, the Company accounts for these investments under the equity method. The Company’s investment in these ventures at March 31, 2006 was $193.9 million. These ventures engage in investment and asset management services. Upon acquisition of the interests in Oak Hill there was a difference between the Company’s book value of the equity investments and the underlying equity in the net assets of Oak Hill of approximately $199.8 million. Under the provisions of APB 18, “The Equity Method of Accounting for Investments in Common Stock,” the Company allocated this value to identifiable intangible assets of approximately $81.8 million and goodwill of $118.0 million. These intangible assets are amortized based on their determined useful lives through quarterly adjustments to “Equity in earnings (loss) from joint ventures” and “Investments in joint ventures” on the Company’s Consolidated Financial Statements. As of March 31, 2006, the unamortized balance related to intangible assets for these investments was approximately $71.3 million.

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

During 2005, the Company had an investment in iStar Operating, a taxable REIT subsidiary that, through a wholly-owned subsidiary, serviced the Company’s loans and certain loan portfolios owned by third parties. The Company owned all of the non-voting preferred stock and a 95% economic interest in iStar Operating. The Company determined that this entity was a VIE and the Company was the primary beneficiary, and therefore the Company consolidates this entity. On December 31, 2005, the Company acquired all the voting common stock in iStar Operating for a nominal amount and simultaneously merged it into an existing taxable REIT subsidiary of the Company.

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

On March 31, 2004, the Company began accounting for its 44.7% interest in TriNet Sunnyvale Partners, L.P. (“Sunnyvale”) as a VIE because the limited partners of Sunnyvale have the option to put their interest to the Company for cash; however, the Company may elect to deliver 297,728 shares of Common Stock in lieu of cash. The Company consolidates this partnership for financial statement purposes as it is the primary beneficiary. Prior to its consolidation, the Company accounted for this joint venture under the equity method for financial statement purposes and it was presented in “Investments in joint ventures,” on the Company’s Consolidated Balance Sheets and earnings from the joint venture were included in “Equity in earnings (loss) from joint ventures” in the Company’s Consolidated Statements of Operations.

In addition, the Company holds a majority interest in four other limited partnerships as of March 31, 2006 that are consolidated for financial statement purposes and records the minority interest of the external partner(s) in “Minority interest in consolidated entities” on the Company’s Consolidated Balance Sheets.

Note 7—Other Investments

Other investments consist of the following items (in thousands):

	March 31, 2006	December 31, 2005
Timber and timberlands, net of accumulated depletion (see Note 3)	$150,717	$152,114
CTL intangibles, net of accumulated amortization (see Note 3)	41,803	42,530
Investments—other	51,510	39,174
Marketable securities	4,934	4,009
Prepaid expenses and other receivables	5,542	2,643
Other investments	$254,506	$240,470

On January 19, 2005, TimberStar Operating Partnership, L.P. (“TimberStar”) was created to acquire and manage a diversified portfolio of timberlands. TimberStar is owned 0.50% by TimberStar Investor GP LLC (“TimberStar GP”) and 99.50% by TimberStar Investors Partnership LLP (“TimberStar LP”). TimberStar GP and TimberStar LP are both funded and owned 96% by iStar Timberland Investments LLC, a wholly-owned subsidiary of the Company, and 4% by T-Star Investor Partners, LLC, an entity unrelated to the Company. The Company consolidates this partnership for financial statement purposes and records the minority interest of the external partner in “Minority interest in consolidated entities” on the Company’s Consolidated Balance Sheets. At March 31, 2006, the venture held approximately 337,000 acres of timberland located in the northeast, the majority of which is subject to a long-term supply agreement. The venture’s net carrying value of the timber and timberlands at March 31, 2006 was $149.5 million. Net income for the venture is reflected in “Other income” on the Company’s Consolidated Statements of Operations.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8—Other Assets and Other Liabilities

Deferred expenses and other assets consist of the following items (in thousands):

	March 31, 2006	December 31, 2005
Deferred financing fees, net	$13,440	$13,731
Leasing costs, net	10,253	9,960
Corporate furniture, fixtures and equipment	3,697	3,777
Deferred derivative assets	18,368	13,176
Other assets	23,354	9,361
Deferred expenses and other assets	$69,112	$50,005

Accounts payable, accrued expenses and other liabilities consist of the following items (in thousands):

	March 31, 2006	December 31, 2005
Accrued interest payable	$58,226	$57,542
Security deposits from customers	23,311	23,274
Accrued expenses	11,814	27,794
Unearned operating lease income	17,793	20,778
Deferred derivative liabilities	41,335	32,148
Property taxes payable	4,080	4,578
Other liabilities	5,495	26,408
Accounts payable, accrued expenses and other liabilities	$162,054	$192,522

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations

As of March 31, 2006 and December 31, 2005 the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

	Maximum	Carrying Value as of		Stated	Scheduled
	Amount Available	March 31, 2006	December 31, 2005	Interest Rates(1)	Maturity Date
Secured revolving credit facility:
Line of credit(2)	$500,000	$—	$—	LIBOR + 1.00%—2.00%	January 2009
Unsecured revolving credit facilities:
Line of credit(3)	1,500,000	457,000	1,242,000	LIBOR + 0.70%	April 2008
Line of credit(4)	34,744	34,744	—	UK LIBOR + 0.70%	June 2006
Line of credit(4)	46,291	46,291	—	Euribor + 0.70%	December 2006
Total revolving credit facilities	$2,081,035	538,035	1,242,000
Secured term loans:
Secured by CTL asset		131,095	132,246	7.44%	April 2009
Secured by CTL assets		144,328	145,586	6.80%—8.80%	Various through 2026
Secured by investments in corporate bonds and commerical mortgage backed securities		52,784	67,224	LIBOR + 0.25%—1.50%	January/August 2006(5)
Secured by CTL asset		59,223	59,430	6.41%	January 2013
Total term loans		387,430	404,486
Debt (discount)/premium		6,516	6,658
Total secured term loans		393,946	411,144
Unsecured notes:
LIBOR + 0.39% Senior Notes		400,000	400,000	LIBOR + 0.39%	March 2008
LIBOR + 0.55% Senior Notes		225,000	225,000	LIBOR + 0.55%	March 2009
LIBOR + 1.25% Senior Notes		200,000	200,000	LIBOR + 1.25%	March 2007
4.875% Senior Notes		350,000	350,000	4.875%	January 2009
5.125% Senior Notes		250,000	250,000	5.125%	April 2011
5.15% Senior Notes		700,000	700,000	5.15%	March 2012
5.375% Senior Notes		250,000	250,000	5.375%	April 2010
5.65% Senior Notes(6)		500,000	—	5.65%	September 2011
5.70% Senior Notes		367,022	367,022	5.70%	March 2014
5.80% Senior Notes		250,000	250,000	5.80%	March 2011
5.875% Senior Notes(6)		500,000	—	5.875%	March 2016
6.00% Senior Notes		350,000	350,000	6.00%	December 2010
6.05% Senior Notes		250,000	250,000	6.05%	April 2015
6.50% Senior Notes		150,000	150,000	6.50%	December 2013
7.00% Senior Notes		185,000	185,000	7.00%	March 2008
7.95% Notes(7)		50,000	50,000	7.95%	May 2006
8.75% Notes		240,000	240,000	8.75%	August 2008
Total unsecured notes		5,217,022	4,217,022
Debt discount		(82,819)	(78,151)
Impact of pay-floating swap agreements (See Note 11)		(41,335)	(30,394)
Total unsecured notes		5,092,868	4,108,477
Other debt obligations		100,000	100,000	LIBOR + 1.50%	October 2035
Debt discount		(2,021)	(2,029)
Total other debt obligations		97,979	97,971
Total debt obligations		$6,122,828	$5,859,592

Explanatory Notes:

(1)             Most variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on March 31, 2006 was 4.83%. However, some variable-rate debt obligations are based on 90-day LIBOR and reprice every three months. The 90-day LIBOR rate on March 31, 2006 was 5.00%.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

(2)             On January 9, 2006, the Company extended the maturity on its secured revolving credit facility to January 2008, reduced its capacity from $700 million to $500 million and lowered its interest rates to LIBOR + 1.00% - 2.00% from LIBOR +1.40% - 2.15%. Maturity date reflects a one-year “term-out” extension at the Company’s option.

(3)             As of March 31, 2006, the facility bears interest at a rate of LIBOR + 0.70% and has a 15 basis point annual facility fee. It was decreased to this amount from LIBOR + 0.875% and a 17.5 basis point annual facility fee, due to an upgrade in the Company’s senior unsecured debt rating in January 2006.

(4)             In January 2006, the Company completed two new uncommitted lines of credit with leading financial institutions in order to borrow funds in foreign denominations. One line of credit to borrow British Pounds Sterling,, matures in June 2006 and has a rate of UK LIBOR + 0.70%. The other line of credit to borrow Euros, matures in December 2006 and has a rate of Euribor + 0.70%.

(5)             On January 13, 2006, the Company extended a portion of this secured financing that is secured by commercial mortgage-backed securities to February 13, 2006 on which day it matured.

(6)             On February 21, 2006, the Company issued $500.0 million of 5.65% Senior Notes due 2011 and $500.0 million of 5.875% Senior Notes due 2016.

(7)             This obligation was assumed as part of the acquisition of TriNet. As part of the accounting for the purchase, this fixed-rate obligation was considered to have a stated interest rate that was below the then-prevailing market rate at which TriNet could issue new debt obligations and, accordingly, the Company ascribed a market discount to the obligation. The discount is amortized as an adjustment to interest expense using the effective interest method over the related term of the obligation. As adjusted, the effective annual interest rate on this obligation was 9.04%.

The Company’s primary source of short-term funds is a $1.50 billion unsecured revolving credit facility. Under the facility the Company is required to meet certain financial covenants. As of March 31, 2006, there is approximately $1.02 billion available to draw under the facility. In addition, the Company has one secured revolving credit facility of which availability is based on percentage borrowing base calculations. Certain other debt obligations, including the secured lines of credit, contain covenants. These covenants are both financial and non-financial in nature. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels, and a requirement to maintain specified ratios of unsecured indebtedness compared to unencumbered assets. Significant non-financial covenants include a requirement in its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of March 31, 2006, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

Capital Markets Activity—During the three months ended March 31, 2006, the Company issued $1.0 billion aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 5.65% to 5.875% and maturing between 2011 and 2016.

During the 12 months ended December 31, 2005, the Company issued $1.45 billion aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 5.15% to 6.05% and maturing between 2010 and 2015, and $625.0 million of variable-rate Senior Notes bearing interest at annual rates ranging from three-month LIBOR + 0.39% to 0.55% and maturing between 2008 and 2009. The proceeds from these transactions were used to repay outstanding balances on the Company’s revolving credit facilities.

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

Unsecured/Secured Credit Facilities Activity—On January 9, 2006, the Company extended the maturity on its remaining secured facility to January 2008, reduced its capacity from $700.0 million to $500.0 million and lowered its interest rates to LIBOR + 1.00% to 2.00% from LIBOR + 1.40% to 2.15%.

In January 2006, the Company completed two new uncommitted lines of credit with leading financial institutions in order to borrow funds in foreign denominations. One line of credit to borrow British Pounds Sterling, matures in June 2006 and has a rate of UK LIBOR + 0.70%. The other line of credit to borrow Euros matures in December 2006 and has a rate of Euribor + 0.70%.

On March 12, 2005, August 12, 2005, and September 30, 2005, three of the Company’s secured revolving credit facilities, with a maximum amount available to draw of $250.0 million, $350.0 million and $500.0 million, respectively, matured.

On September 16, 2005, the commitment on the unsecured facility was increased to $1.50 billion under the accordion feature of the facility. As of March 31, 2006, the facility bears interest at a rate of LIBOR + 0.70% and a 17.5 basis point annual facility fee. It was decreased to this amount from LIBOR + 0.875% and a 25 basis point annual facility fee, due to an upgrade in the Company’s senior unsecured debt rating in January and February 2006.

Other Financing Activity—During the three months ended March 31, 2006, the portion of the $200.0 million term financing that was secured by certain commercial mortgage-backed securities was extended for one month and then matured on February 13, 2006.

During the 12 months ended December 31, 2005, the Company repaid a $76.0 million mortgage on 11 CTL investments which was open to prepayment without penalty. The Company also prepaid a $135.0 million mortgage on a CTL asset with a 0.5% prepayment penalty. In addition, the Company fully repaid the STARs Series 2002-1 and STARs Series 2003-1 Notes which had an aggregate outstanding principal balance of approximately $620.7 million on the date of repayment. The STARs Notes were originally issued in 2002 and 2003 by special purpose subsidiaries of the Company for the purpose of match funding the Company’s assets that collateralized the STARs Notes. For accounting purposes, the issuance of the STARs Notes was treated as a secured on-balance sheet financing. In connection with the

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

redemption of the STARs Notes, no gain on sale was recognized and the Company incurred one-time cash costs, including prepayment and other fees, of approximately $6.8 million and a non-cash charge of approximately $37.5 million to write-off deferred financing fees and expenses.

As of March 31, 2006, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2006 (remaining nine months)	$183,819
2007	202,533
2008	1,282,000
2009	722,922
2010	605,684
2011	1,031,779
Thereafter	2,213,750
Total principal maturities	6,242,487
Net unamortized debt discounts	(78,324)
Impact of pay-floating swap agreements (see Note 11)	(41,335)
Total debt obligations	$6,122,828

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

charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company’s shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company’s sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company’s Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three months ended March 31, 2006 and 2005, the Company issued a total of approximately 12,700 and 11,500 shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three months ended March 31, 2006 and 2005, were approximately $474,000 and $481,000, respectively. There are approximately 2.7 million shares available for issuance under the plan as of March 31, 2006.

Stock Repurchase Program—The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of March 31, 2006 the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. The Company has not repurchased any shares under the stock repurchase program since November 2000, however the Company issued approximately 1.2 million shares of its treasury stock during 2005 (see above.)

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

Use of derivative financial instruments—The Company’s use of derivative financial instruments is primarily limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposure. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated debt issuances. During 2005, the Company also began using derivative instruments to manage its exposure to foreign exchange rate movements. The counterparties to each of these contractual arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, because of their high credit ratings, the Company does not anticipate that any of the counterparties will fail

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11—Risk Management and Use of Financial Instruments (Continued)

to meet their obligations. The Company does not use derivative instruments to hedge credit risk or for speculative purposes.

The Company’s objective in using derivatives is to add stability to interest expense and foreign exchange gains/losses, and to manage its exposure to interest rate movements, foreign exchange rate movements, or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. As of March 31, 2006, such derivatives were used to hedge the variable cash flows associated with $250.0 million of existing variable-rate debt and $450.0 million of forecasted issuances of debt.

Interest rate swaps used as a fair value hedge involve the receipt of fixed-rate amounts in exchange for variable rate payments over the life of the agreement without exchange of the underlying principal amount. At March 31, 2006, such derivatives were used to hedge the change in fair value associated with $1.1 billion of existing fixed-rate debt. As of March 31, 2006, no derivatives were designated as hedges of net investments in foreign operations. Additionally, derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements, foreign exchange rate movements, and other identified risks, but do not meet the strict hedge accounting requirements of SFAS 133.

The following table represents the notional principal and fair value amounts of interest rate swaps by class and the corresponding hedged liability positions and the Company’s foreign currency derivatives. The Company’s foreign currency derivatives do not use hedge accounting, but are marked to market under SFAS 133 (in thousands):

	Notional Amount as of March 31, 2006	Notional Amount as of December 31, 2005	Fair Value as of March 31, 2006	Fair Value as of December 31, 2005
Cash flow hedges
Interest rate swaps	$250,000	$250,000	$1,259	$2,150
Forward-starting interest rate swaps	450,000	650,000	16,926	8,771
Fair value hedges.	1,100,000	1,100,000	(43,168)	(30,112)
Total interest rate hedges	$1,800,000	$2,000,000	$(24,983)	$(19,191)
Foreign currency hedges
Sell Canadian Dollar forward	CAD 11,550	CAD 11,512	$328	$71
Buy Euro forward	€500	€632	5	(11)
Cross currency Euro swap	€3,089	€3,740	23	134
Sell GBP forward	£—	£16,077	—	477
Total foreign currency hedges			$356	$671

On February 17, 2006, four forward starting swaps all with notional amounts of $50.0 million, ten-year terms and rates from 4.610% to 4.483% were settled in connection with the Company’s issuance of $500.0 million of ten-year Senior Notes which were priced on February 16, 2006. The cash settlement amount is being amortized into “Interest expense” on the Company’s Consolidated Statements of Operations through the maturity of the Senior Notes.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11—Risk Management and Use of Financial Instruments (Continued)

At March 31, 2006, derivatives with a fair value of $18.8 million were included in “Deferred expenses other assets” and derivatives with a fair value of $43.4 million were included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Financial Statements.

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

Substantially all of the Company’s CTL assets (including those held by joint ventures) and loans and other lending investments are collateralized by facilities located in the United States, with California (20.1%) representing the only significant concentration (greater than 10.0%) as of March 31, 2006. The Company’s investments also contain significant concentrations in the following asset types as of March 31, 2006: office-CTL (19.0%), industrial (15.5%), retail (14.0%) and entertainment/leisure (10.4%).

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

Note 12—Stock-Based Compensation Plans and Employee Benefits

The Company’s 1996 Long-Term Incentive Plan (the “Plan”) is designed to provide incentive compensation for officers, other key employees and directors of the Company. The Plan provides for awards of stock options and shares of restricted stock and other performance awards. The maximum number of shares of Common Stock available for awards under the Plan is 9.00% of the outstanding shares of Common Stock, calculated on a fully diluted basis, from time to time, provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 5.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan, other than automatic awards to non-employee directors, are at the discretion of the Board of Directors or a committee of the Board of Directors. At March 31, 2006, a total of approximately 10.3 million shares of Common Stock were available for awards under the Plan, of which options to purchase approximately 1.2 million shares of Common Stock were outstanding and approximately 491,000 shares of restricted stock were outstanding. A total of approximately 551,000 shares remain available for awards under the Plan as of March 31, 2006.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

Changes in options outstanding during three months ended March 31, 2006 are as follows ($ in thousands, except for weighted average strike price):

	Number of Shares			Weighted	Aggregate
	Employees	Non-Employee Directors	Other	Average Strike Price	Intrinsic Value
Options Outstanding, December 31, 2005	850,732	96,894	284,366	$17.86
Granted in 2006	—	—	—	$0.00
Exercised in 2006	(11,254)	—	(17,230)	$19.44
Forfeited in 2006	—	—	—	$0.00
Options outstanding, March 31, 2006	839,478	96,894	267,136	$17.82	$24,710

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2006:

Exercise Price	Options Outstanding and Exercisable	Remaining Contractual Life
$14.72	472,686	2.90
$16.88	396,322	3.76
$17.38	16,667	3.96
$19.69	177,147	4.76
$24.94	40,000	5.13
$26.09	6,900	0.16
$26.97	2,000	5.21
$27.00	25,000	5.24
$28.54	3,396	2.09
$29.82	58,296	6.16
$55.39	5,094	3.17
	1,203,508

In the third quarter 2002 (with retroactive application to the beginning of the calendar year), the Company adopted the fair value method of accounting for options issued to employees or directors, as allowed under Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” and further amended by SFAS No. 123R. Accordingly, the Company recognizes a charge equal to the fair value of these options at the date of grant multiplied by the number of options issued. This charge is amortized over the related remaining vesting terms to individual employees as additional compensation. There were 15,500 options issued during the year ended December 31, 2003 with a strike price of $14.72. These options were fully vested as of December 31, 2005. The Company has not issued any options since 2003. Cash received from option exercises during the three months ended March 31, 2006 was approximately $554,000. The Company issues new shares to satisfy these option exercises.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

Changes in non-vested restricted stock units during the three months ended March 31, 2006 (shares and aggregate intrinsic value in thousands):

Non-Vested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested at January 1, 2006	94	$39.06
Granted	429	36.70
Vested	(30)	36.00
Forfeited	(2)	42.96
Nonvested at March 31, 2006	491	$37.03	$18,789

During the three months ended March 31, 2006, the Company granted 428,944 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 427,144 remain outstanding. Dividends are paid on these restricted stock units as dividends are paid on shares of the Company’s Common Stock. These dividends are accounted for in a manner consistent with the Company’s Common Stock dividends, as a reduction to retained earnings.

During the year ended December 31, 2005, the Company granted 68,730 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 52,335 remain outstanding

During the year ended December 31, 2004, the Company granted 36,205 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 11,069 remain outstanding. In addition, in connection with the Chief Executive Officer’s employment agreement 236,167 restricted shares were issued on March 31, 2004 (see detailed information below).

During the year ended December 31, 2003, the Company granted 40,600 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 600 remain outstanding.

For accounting purposes, the Company measures compensation costs for these shares, not including any contingently issuable shares, as of the date of the grant and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the respective vesting/service period. Such amounts appear on the Company’s Consolidated Statements of Operations in “General and administrative.” As of March 31, 2006, there was $15.6 million of total unrecognized compensation cost related to non-vested restricted stock units. That cost is expected to be recognized over a period of 3 years.

During the year ended December 31, 2004, the Company entered into a three-year employment agreement with its President. This initial three-year term, and any subsequent one-year renewal term, will automatically be extended for an additional year, unless earlier terminated by prior notice from the Company or the President. Under the agreement, the President receives an annual base salary of $350,000, subject to an annual review for upward (but not downward) adjustment. Beginning with the fiscal year ended December 31, 2005, he is eligible to receive a target bonus of $650,000, subject to annual review for upward adjustment. In addition, the President purchased a 20% interest in both the Company’s 2005 and 2006 high performance unit program for senior executive officers and a 25% interest in the Company’s 2007 high performance unit program for senior executive officers (see High Performance Unit Program

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

discussion below). This performance program was approved by the Company’s shareholders in 2003 and is described in detail in the Company’s 2003 and 2005 annual proxy statement. As of March 31, 2006, the purchase price of approximately $288,000, $101,000, and $91,000 for the 2005, 2006 and 2007 plans, respectively, was paid by the President. In addition, the President has agreed to purchase a 30% interest in the Company’s 2008 high performance unit program for senior executive officers for approximately $139,000. Further, the President has the opportunity to purchase a 35% interest in the Company’s 2009 high performance unit program for senior executive officers. The purchase price for all plans was based upon a valuation prepared by an independent investment-banking firm. The interests purchased by the President will have no value to him unless the Company achieves total shareholder returns in excess of those achieved by peer group indices, all as more fully described in the Company’s 2003 and 2005 annual proxy statement. The President is also entitled to an allocation of 25% of the interests in the Company’s proposed New Business Crossed Incentive Compensation Program, or an alternative plan.

During the year ended December 31, 2002, the Company entered into a three-year employment agreement with its Chief Financial Officer. Under the agreement, the Chief Financial Officer receives an annual base salary of $225,000 and a bonus, which was targeted to be $325,000, both subject to an annual review for upward, and in respect to the bonus, downward adjustment. In addition, the Company granted the Chief Financial Officer 108,980 contingently vested restricted stock awards that vested on December 31, 2005. Dividends were paid on the restricted shares as dividends are paid on shares of the Company’s Common Stock. These dividends were accounted for in a manner consistent with the Company’s Common Stock dividends, as a reduction to retained earnings. For accounting purposes, the Company took a total charge of approximately $3.0 million related to the restricted stock awards, which was amortized over the period from November 6, 2002 through December 31, 2005. This charge is reflected on the Company’s Consolidated Statements of Operations in “General and administrative.”

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

On February 11, 2004, the Company entered into a new employment agreement with its Chief Executive Officer which took effect upon the expiration of the old agreement. The new agreement has an initial term of three years and provides for the following compensation:

•       an annual salary of $1.0 million;

•       a potential annual cash incentive award of up to $5.0 million if performance goals set by the Compensation Committee of the Board of Directors in consultation with the Chief Executive Officer are met; and

•       a one-time award of Common Stock with a value of $10.0 million at March 31, 2004 (based upon the trailing 20-day average closing price of the Common Stock); the award was fully vested when granted and dividends will be paid on the shares from the date of grant, but the shares cannot be sold for five years unless the price of the Common Stock during the 12 months ending March 31 of

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

each year increases by at least 15%, in which case the sale restrictions on 25% of the shares awarded will lapse in respect to each 12-month period. In connection with this award the Company recorded a $10.1 million charge in “General and administrative” on the Company’s Consolidated Statements of Operations. The Chief Executive Officer notified the Company that subsequent to this award he contributed an equivalent number of shares to a newly established charitable foundation.

In addition, the Chief Executive Officer purchased an 80%, 75% and 70% interest in the Company’s 2006, 2007 and 2008 high performance unit program for senior executive officers, respectively (see High Performance Unit Program discussion below). This performance program was approved by the Company’s shareholders in 2003 and is described in detail in the Company’s 2003 and 2005 annual proxy statement. As of March 31, 2006, the purchase price of approximately $286,000 and $274,000 for the 2006 and 2007 plan, respectively, was paid by the Chief Executive Officer. Subsequent to quarter end, the Chief Executive Officer paid approximately $325,000 for his interest in the 2008 plan. The purchase price for all plans was based upon a valuation prepared by an independent investment-banking firm. The interests purchased by the Chief Executive Officer will have no value to him unless the Company achieves total shareholder returns in excess of those achieved by peer group indices, all as more fully described in the Company’s 2003 and 2005 annual proxy statement.

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

Four plans within the program completed their valuation periods as of March 31, 2006: the 2002 plan, the 2003 plan, the 2004 plan and the 2005 plan. Each plan has 5,000 shares of High Performance Common Stock associated with it. Each share of High Performance Common Stock carries 0.25 votes per share.

For these plans, the Company’s performance was measured over a one-year and two-year valuation period, ending on December 31, 2002 and 2003, respectively and a three-year valuation period ending December 31, 2004 and 2005. The end of the valuation period (i.e., the “valuation date”) will be accelerated if there is a change in control of the Company. The High Performance Common Stock has a nominal value unless the total rate of shareholder return for the relevant valuation period exceeds the greater of: (1) 10%, 20%, 30%, or 30% for the 2002 plan, the 2003 plan, the 2004 plan and the 2005 plan, respectively; and (2) a weighted industry index total rate of return consisting of equal weightings of the Russell 1000 Financial Index and the Morgan Stanley REIT Index for the relevant period.

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

The employee participants have purchased their interests in High Performance Common Stock through a limited liability company at purchase prices approved by the Company’s Board of Directors. The Company’s Board of Directors has established the prices of the High Performance Common Stock based upon, among other things, an independent valuation from a major securities firm. The aggregate initial purchase prices were approximately $2.7 million, $1.8 million, $1.4 million and $589,000 for the 2002, 2003, 2004 and 2005 plans, respectively. No HPU holder is permitted to exchange his or her interest in the LLC for shares of High Performance Common Stock prior to the applicable valuation date.

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

New 2006, 2007 and 2008 plans have been established with a three-year valuation period ending December 31, 2006, 2007 and 2008, respectively. Awards under the 2006 plan, the 2007 plan and the 2008 plan were approved in January 2004, 2005 and 2006, respectively. The 2006 plan, 2007 plan and 2008 plan each have 5,000 shares of High Performance Common Stock with an aggregate initial purchase price of $715,000, $643,000 and $781,000, respectively. As of March 31, 2006, the Company had received a net contribution of $671,000 and $597,000 under the 2006 plan and 2007 plan, respectively. Subsequent to quarter end, the Company received aggregate net contributions of $524,000 under the 2008 plan. The purchase price of the High Performance Common Stock was established by the Company’s Board of Directors based upon, among other things, an independent valuation from a major securities firm. The provisions of the 2006 plan, the 2007 plan and the 2008 plan are substantially the same as the prior plans.

In addition to these plans, a high performance unit program for senior executive officers has been established with three-year valuation periods ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively. The provisions of these plans are substantially the same as the high performance unit programs for employees except that the plans are limited to 0.05% of the average monthly number of fully diluted shares of the Company’s Common Stock during the valuation period.

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

401(k) Plan

Effective November 4, 1999, the Company implemented a savings and retirement plan (the “401(k) Plan”), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Board of Directors, the Company may make matching contributions on the participant’s behalf of up to 50.00% of the first 10.00% of the participant’s annual compensation. The Company made gross contributions of approximately $439,000 and $368,000 for the three months ended March 31, 2006 and 2005, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13—Earnings Per Share

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three months ended March 31, 2006 and 2005, respectively (in thousands, except per share data):

	For the Three Months Ended March 31,
	2006	2005
Numerator:
Income from continuing operations	$85,662	$69,506
Preferred dividend requirements	(10,580)	(10,580)
Income allocable to common shareholders and HPU holders before income from discontinued operations and gain from discontinued operations(1)	75,082	58,926
Income from discontinued operations	142	813
Gain from discontinued operations	2,182	—
Net income allocable to common shareholders and HPU holders(1)	$77,406	$59,739
Denominator:
Weighted average common shares outstanding for basic earnings per common share	113,243	111,469
Add: effect of assumed shares issued under treasury stock method for stock options, restricted shares and warrants	764	907
Add: effect of contingent shares	—	—
Add: effect of joint venture shares	350	298
Weighted average common shares outstanding for diluted earnings per common share	114,357	112,674
Basic earnings per common share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations(2)	$0.65	$0.52
Income from discontinued operations	0.00	0.00
Gain from discontinued operations	0.02	0.00
Net income allocable to common shareholders(2)	$0.67	$0.52
Diluted earnings per common share:
Income allocable to common shareholders before income fromdiscontinued operations and gain from discontinued operations(3)(4)	$0.64	$0.51
Income from discontinued operations	0.00	0.01
Gain from discontinued operations	0.02	0.00
Net income allocable to common shareholders(3)(4).	$0.66	$0.52

Explanatory Notes:

(1)             HPU holders are Company employees who purchased high performance common stock units under the Company’s High Performance Unit Program.

(2)             For the three months ended March 31, 2006 and 2005, excludes $1,893 and $1,483 of net income allocable to HPU holders, respectively.

(3)             For the three months ended March 31, 2006 and 2005, excludes $1,875 and $1,468 of net income allocable to HPU holders diluted, respectively.

(4)             For the three months ended March 31, 2006 and 2005, includes $28 and $0 of joint venture income, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13—Earnings Per Share (Continued)

For the three months ended March 31, 2006 and 2005, the following shares were antidilutive (in thousands):

	For the Three Months Ended March 31,
	2006	2005
Stock options	5	5
Joint venture shares	52	73

Note 14—Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income” requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. Total comprehensive income was $104.9 million and $69.1 million for the three months ended March 31, 2006 and 2005, respectively. The primary components of comprehensive income, other than net income, consist of amounts attributable to the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges and changes in the fair value of the Company’s available-for-sale investments.

	For the Three Months Ended March 31,
	2006	2005
	(In thousands)
Net income	$87,986	$70,319
Other comprehensive income:
Reclassification of (gains)/losses on securities into earnings upon realization	—	17
Reclassification of (gains)/losses on qualifying cash flow hedges into earnings	(1,204)	(215)
Unrealized gains/(losses) on available-for-sale investments	925	(467)
Unrealized gains/(losses) on cash flow hedges	17,235	(567)
Comprehensive income	$104,942	$69,087

Unrealized gains/(losses) on available-for-sale investments and cash flow hedges are recorded as adjustments to shareholders’ equity through “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets and are not included in net income unless realized.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 14—Comprehensive Income (Continued)

As of March 31, 2006 and December 31, 2005, accumulated other comprehensive income reflected in the Company’s shareholders’ equity is comprised of the following (in thousands):

	As of March 31, 2006	As of December 31, 2005
Unrealized gains on available-for-sale investments	$3,070	$2,145
Unrealized losses on cash flow hedges	27,771	11,740
Accumulated other comprehensive income	$30,841	$13,885

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

On April 3, 2006, the Company declared a dividend of approximately $87.2 million or $0.77 per common share applicable to the three months ended March 31, 2006 and payable to shareholders of record and holder of certain share equivalents on April 14, 2006. The Company also declared dividends aggregating $2.0 million, $2.8 million, $2.0 million, $1.5 million and $2.3 million, respectively, on its Series D, E, F, G and I preferred stock, respectively, for the three months ended March 31, 2006. There are no dividend arrearages on any of the preferred shares currently outstanding.

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

The 2002, 2003, 2004 and 2005 High Performance Unit Program reached their valuation dates on December 31, 2002, 2003, 2004 and 2005, respectively. Based on the Company’s 2002, 2003 and 2004 total rate of return, the participants are entitled to receive dividends on 819,254 shares, 987,149 shares and 1,031,875 shares, respectively, of the Company’s Common Stock. Based on the Company’s 2005 total rate of return, the plan did not exceed the industry index return and therefore, the plan was not funded. The Company will pay dividends on these units in the same amount per equivalent share and on the same distribution dates as shares of the Company’s Common Stock. Such dividend payments for the 2002 plan began with the first quarter 2003 dividend, such dividends for the 2003 plan began with the first quarter 2004 dividend and such dividends for the 2004 plan began with the first quarter 2005 dividend. All dividends to HPU holders will reduce net income allocable to common shareholders when paid. Additionally, net income allocable to common shareholders will be reduced by the HPU holders’ share of undistributed earnings, if any.

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

The Company evaluates performance based on the following financial measures for each segment (in thousands):

	Real Estate Lending	Corporate Tenant Leasing	Corporate/ Other(1)	Company Total
Three months ended March 31, 2006:
Total revenues(2):	$134,538	$85,216	$4,878	$224,632
Equity in earnings from joint ventures	—	(109)	395	286
Total operating and interest expense(3):	1,787	30,662	106,559	139,008
Net operating income(4):	132,751	54,445	(101,286)	85,910
As of March 31, 2006:
Total long-lived assets(5):	$4,974,891	$3,123,970	$150,691	$8,249,552
Total assets:	5,039,348	3,305,398	516,128	8,860,874
Three months ended March 31, 2005:
Total revenues(2):	$100,200	$76,476	$3,671	$180,347
Equity in earnings from joint ventures	—	(160)	—	(160)
Total operating and interest expense(3):	8,491	36,278	65,707	110,476
Net operating income(4):	91,709	40,038	(62,036)	69,711
As of December 31, 2005:
Total long-lived assets(5):	$4,661,915	$3,115,361	$152,114	$7,929,390
Total assets:	4,708,835	3,293,048	530,413	8,532,296

Explanatory Notes:

(1)             Corporate and Other represents all corporate level items, including general and administrative expenses and any intercompany eliminations necessary to reconcile to the consolidated Company totals. This caption also includes the Company’s servicing business, and other investments that are not considered material separate segments.

(2)             Total revenues represents all revenues earned during the period from the assets in each segment. Revenue from the Real Estate Lending business primarily represents interest income and revenue from the Corporate Tenant Leasing business primarily represents operating lease income.

(3)             Total operating and interest expense represents provision for loan losses and loss on early extinguishment of debt for the Real Estate Lending business and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. Interest expense on unsecured notes and the unsecured and secured revolving credit facilities and general and administrative expense is included in Corporate and Other for all periods. Depreciation and amortization of $19.4 million and $17.6 million for the three months ended March 31, 2006 and 2005, respectively, are included in the amounts presented above.

(4)             Net operating income represents income before minority interest, income from discontinued operations and gain from discontinued operations.

(5)             Total long-lived assets is comprised of Loans and other lending investments, net and Corporate tenant lease assets, net, for each respective segment and timber investments, net in corporate/other.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company’s primary sources of revenues are interest income, which is the interest that borrowers pay on the Company’s loans, and operating lease income, which is the rent that corporate customers pay the Company to lease its corporate tenant lease (“CTL”) facilities. A smaller and more variable source of revenue is other income, which consists primarily of prepayment penalties and realized gains that occur when borrowers repay the Company’s loans before their maturity date. The Company generates income from the differential between the revenues generated from its loans and leases and its interest expense and the cost of its operations, often referred to as the “spread” or “margin.”  The Company seeks to match-fund its revenue generating assets with either fixed or floating rate debt of a similar maturity so that rising interest rates or changes in the shape of the yield curve will have a minimal impact on the Company’s earnings. Initially, the Company funds its new lending and leasing activity with short term debt sources such as lines of credit. The Company then match-funds its assets by raising longer-term unsecured debt, secured debt and equity capital in the public and private capital markets.

Investors in the Company’s securities should read the Introduction section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for a detailed discussion of the following items:

•       Key profitability measures, including annual profitability as measured by adjusted diluted earnings per share, net finance margin and return on average common book equity;

•       Key factors that affect the Company’s profitability, including asset growth, risk management, cost and availability of funds, expense management and capital management; and

•       Key trends that the Company believes may impact its business in the foreseeable future, including that:

—              property level returns in the commercial real estate industry continue to improve;

—              large amounts of competitive capital continue to flow into commercial real estate;

—              although interest rates have risen, they remain at historically low levels which has resulted in continued high prepayment levels on our assets;

—              default rates on commercial mortgages remain low; and

—              record levels of real estate securitization activity has led to more aggressive pricing of assets and public availability of information regarding real estate assets.

During the period covered by this Report, the Company experienced no material changes in its key annual profitability measures, key factors that affect its profitability or key trends discussed in the Introduction section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2005.

Investors are also encouraged to read the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Results of Operations

The following table summarizes the Company’s results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 ($ in thousands):

	For the Three Months Ended

	March 31,2006	March 31,2005	$ Change	% Change	Explanation
Interest income	$126,048	$91,618	$34,430	38%	(1)
Operating lease income	84,319	76,125	8,194	11%	(2)
Other income	14,265	12,604	1,661	13%	(3)
Interest expense	93,533	68,951	24,582	36%	(4)
Operating costs—corporate tenant lease assets	5,940	5,647	293	5%
Depreciation and amortization	19,402	17,625	1,777	10%
General and administrative	19,133	16,003	3,130	20%	(5)
Provision for loan losses	1,000	2,250	(1,250)	(56)%	(6)
Equity in earnings (loss) from joint ventures	286	(160)	446	279%	(7)
Income from discontinued operations	142	813	(671)	(83)%	(8)
Gain from discontinued operations	2,182	—	2,182	100%	(8)

Explanatory Notes:

(1)          This increase was primarily due to $70.2 million of interest income on new originations or additional fundings, offset by a $38.9 million decrease from the repayment of loans and other lending investments. This increase was also due to an increase in interest income on the Company’s variable-rate lending investments as a result of higher average one-month LIBOR rates of 4.6% in 2006, compared to 2.6% in 2005.

(2)          Of this increase, $5.5 million is attributable to new CTL investments and $3.7 million of operating lease income from a CTL customer’s lease restructure. This increase is partially offset by $1.3 million of operating lease income from one CTL customer that terminated its lease in May 2005.

(3)          During the three months ended March 31, 2006, other income included income from loan repayments and prepayment penalties of $8.5 million, income from timber operations of $2.6 million, asset management, mortgage servicing and other fees of approximately $1.0 million, and other miscellaneous income of $2.1 million. During the three months ended March 31, 2005, other income included realized gains on sale of lending investments of $4.6 million, income from loan repayments and prepayment penalties of $6.3 million, asset management, mortgage servicing and other fees of approximately $654,000 and other miscellaneous income such as dividend payments of $323,000.

(4)          This increase was primarily due to higher average borrowings on the Company’s unsecured debt obligations. This increase was also due to higher average one-month LIBOR rates, which averaged 4.6% in 2006 compared to 2.6% in 2005 and higher average three-month LIBOR rates, which averaged 4.8% in 2006 compared to 2.8% in 2005, on the unhedged portion of the Company’s variable-rate debt and was partially offset by a $1.4 million decrease in amortization of deferred financing costs on the Company’s debt obligations in 2006 compared to the same period in 2005.

(5)   This increase is primarily due to an increase in payroll related costs resulting from employee growth.

(6)          The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company’s assessment of general market conditions, the Company’s internal risk management policies and credit risk rating system, industry loss experience, the Company’s assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, the Company recorded $1.0 million of additional provision for loan losses in the quarter ended March 31, 2006, after review of these items.

(7)          This increase is primarily due to the acquisition of a substantial minority interest in Oak Hill in April 2005 (see Note 6 to the Company’s Consolidated Financial Statements).

(8)          The Company disposed of two CTL assets for net proceeds of $9.0 million and recognized a gain of approximately $2.2 million. The operating income earned by the Company prior to their sale is classified as “discontinued operations.”

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

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
Adjusted earnings:
Net income allocable to common shareholders and HPU holders	$77,406	$59,739
Add: Joint venture income	30	42
Add: Depreciation, depletion and amortization	21,012	18,150
Add: Joint venture depreciation and amortization	2,724	135
Add: Amortization of deferred financing costs	6,113	7,526
Less: Gains from discontinued operations	(2,182)	—
Adjusted diluted earnings allocable to common shareholders and HPU holder(1)	$105,103	$85,592
Weighted average diluted common shares outstanding(2)	114,357	112,747

Explanatory Notes:

(1)             HPU holders are Company employees who purchased high performance common stock units under the Company’s High Performance Unit Program. For the three months ended March 31, 2006 and 2005 adjusted diluted earnings allocable to common shareholders and HPU holders includes $2,545 and $2,102 of adjusted earnings allocable to HPU holders, respectively.

(2)             In addition to the GAAP defined weighted average diluted shares outstanding these balances include an additional 73,000 shares for the three months ended March 31, 2005, relating to the additional dilution of joint venture shares.

Risk Management

Loans and Other Lending Investments Credit Statistics—The table below summarizes the Company’s loans and other lending investments that are more than 90-days past due in scheduled payments and details the reserve for loan losses associated with the Company’s lending investments as of March 31, 2006 and December 31, 2005 as well as charge-offs for the three months ended March 31, 2006 and for the year ended December 31, 2005 (in thousands):

	As of March 31,2006		As of December 31,2005
	$	%	$	%
Carrying value of loans past due 90 days or more/
As a percentage of total assets	$30,971	0.35%	$35,291	0.41%
As a percentage of total loans		0.62%		0.75%
Reserve for loan losses/
As a percentage of total assets	$47,876	0.54%	$46,876	0.55%
As a percentage of total loans		0.95%		1.00%
Net charge-offs/
As a percentage of total assets	$—	0.00%	$—	0.00%
As a percentage of total loans		0.00%		0.00%

Non-Performing Loans—Non-performing loans includes all loans on non-accrual status and repossessed real estate collateral. The Company transfers loans to non-accrual status at such time as: (1) management determines the borrower is incapable of, or has ceased efforts towards, curing the cause of an impairment; (2) the loan becomes 90 days delinquent; (3) the loan has a maturity default; or (4) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. As of March 31, 2006, the Company’s non-performing loans included two non-accrual loans with an aggregate carrying value of $31.0 million, or 0.35% of total assets, compared to 0.41% at December 31, 2005, and no repossessed real estate collateral. Management believes there is adequate collateral to support the book values of the assets.

Watch List Assets—The Company conducts a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an “early warning system.” As of March 31, 2006, the Company had two assets on its credit watch list, excluding those assets included in non-performing loans above, with an aggregate carrying value of $62.8 million, or 0.71% of total assets.

Liquidity and Capital Resources

The Company requires significant capital to fund its investment activities and operating expenses. While the distribution requirements under the REIT provisions of the Code limit the Company’s ability to retain earnings and thereby replenish or increase capital committed to its operations, the Company believes it has sufficient access to capital resources to fund its existing business plan, which includes the expansion of its real estate lending and corporate tenant leasing businesses. The Company’s capital sources include cash flow from operations, borrowings under lines of credit, additional term borrowings, unsecured corporate debt financing, financings secured by the Company’s assets, trust preferred debt, and the issuance of common, convertible and/or preferred equity securities. Further, the Company may acquire other businesses or assets using its capital stock, cash or a combination thereof.

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

The following table outlines the contractual obligations related to the Company’s long-term debt agreements and operating lease obligations as of March 31, 2006. There are no other long-term liabilities of the Company that would constitute a contractual obligation.

		Principal Payments Due By Period(1)
	Total	Less Than 1 Year	2-3 Years	4-5 Years	6-10 Years	After 10 Years
	(In thousands)
Long-Term Debt Obligations:
Unsecured notes	$5,217,022	$50,000	$1,600,000	$850,000	$2,717,022	$—
Unsecured revolving credit facilities	538,035	81,035	457,000	—	—	—
Secured term loans	387,430	52,784	2,533	169,345	75,262	87,506
Trust Preferred	100,000	—	—	—	—	100,000
Total	6,242,487	183,819	2,059,533	1,019,345	2,792,284	187,506
Operating Lease Obligations:(2)	52,492	6,016	13,404	10,145	12,411	10,516
Total(3)	$6,294,979	$189,835	$2,072,937	$1,029,490	$2,804,695	$198,022

Explanatory Notes:

(1)             Assumes exercise of extensions on the Company’s long-term debt obligations to the extent such extensions are at the Company’s option.

(2)             The Company also has a $1.0 million letter of credit outstanding as security for its primary corporate office lease.

(3)             The Company also has letters of credit outstanding totaling $25.9 million as additional collateral for two of its investments. See “Off-Balance Sheet Transactions” below, for a discussion of certain unfunded commitments related to the Company’s lending and CTL business.

The Company’s primary credit facility is an unsecured credit facility totaling $1.50 billion that bears interest at LIBOR + 0.70% per annum and matures in April 2008. At March 31, 2006, the Company had $457.0 million drawn under this facility (see Note 9 to the Company’s Consolidated Financial Statements). The Company also has one LIBOR-based secured revolving credit facility with an aggregate maximum capacity of $500.0 million, of which there was no balance drawn as of March 31, 2006. Availability under the secured credit facility is based on collateral provided under a borrowing base calculation.

The Company’s debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels and a requirement to maintain specified ratios of unsecured indebtedness compared to unencumbered assets. As a result of the upgrades in January and February 2006, of the Company’s senior unsecured debt ratings by S&P, Moody’s and Fitch, the financial covenants in some series of the Company’s publicly held debt securities are not operative.

Significant non-financial covenants include a requirement in some series of its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of March 31, 2006, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

Unencumbered Assets/Unsecured Debt—The Company has completed the migration of its balance sheet towards unsecured debt, which generally results in a corresponding reduction of secured debt and an increase in unencumbered assets. The exact timing in which the Company will issue or borrow unsecured debt will be subject to market conditions. The following table shows the ratio of unencumbered assets to unsecured debt at March 31, 2006 and December 31, 2005 (in thousands):

	As of March 31, 2006	As of December 31, 2005
Total Unencumbered Assets	$8,460,448	$8,129,358
Total Unsecured Debt(1)	$5,855,057	$5,559,022
Unencumbered Assets/Unsecured Debt	145%	146%

Explanatory Note:

(1)             See Note 9 to the Company’s Consolidated Financial Statements for a more detailed description of the Company’s unsecured debt.

Capital Markets Activity—During the three months ended March 31, 2006, the Company issued $1.0 billion aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 5.65% to 5.875% and maturing between 2011 and 2016. The Company primarily used the proceeds from the issuance of these securities to repay outstanding indebtedness under its unsecured revolving credit facility.

Unsecured/Secured Credit Facilities Activity—On January 9, 2006, the Company extended the maturity on its remaining secured facility to January 2008, reduced its capacity from $700.0 million to $500.0 million and lowered its interest rates to LIBOR + 1.00% to 2.00% from LIBOR + 1.40% to 2.15%.

In January 2006, the Company completed two new uncommitted lines of credit with leading financial institutions in order to borrow funds in foreign denominations. One line of credit to borrow British Pounds Sterling, matures in June 2006 and has a rate of UK LIBOR + 0.70%. The other line of credit to borrow Euros, matures in December 2006 and has a rate of Euribor + 0.70%.

As of March 31, 2006, the Company’s unsecured facility bears interest at a rate of LIBOR + 0.70% and a 15 basis point annual facility fee. It was decreased to this amount from LIBOR + 0.875% and a 17.5 basis point annual facility fee, due to an upgrade in the Company’s senior unsecured debt rating in February 2006.

Other Financing Activity—During the three months ended March 31, 2006, the portion of the $200.0 million term financing that was secured by certain commercial mortgage-backed securities was extended for one month and then matured on February 13, 2006.

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

The following table represents the notional principal and fair value amounts of interest rate swaps by class and the corresponding hedged liability positions and the Company’s foreign currency derivatives. The Company’s foreign currency derivatives do not use hedge accounting, but are marked to market under SFAS 133 (in thousands):

	Notional Amount as of March 31, 2006	Notional Amount as of December 31, 2005	Fair Value as of March 31, 2006	Fair Value as of December 31, 2005
Cash flow hedges
Interest rate swaps	$250,000	$250,000	$1,259	$2,150
Forward-starting interest rate swaps	450,000	650,000	16,926	8,771
Fair value hedges.	1,100,000	1,100,000	(43,168)	(30,112)
Total interest rate hedges	$1,800,000	$2,000,000	$(24,983)	$(19,191)
Foreign currency hedges
Sell Canadian Dollar forward	CAD 11,550	CAD 11,512	$328	$71
Buy Euro forward	€500	€632	5	(11)
Cross currency Euro swap	€3,089	€3,740	23	134
Sell GBP forward	£—	£16,077	—	477
Total foreign currency hedges			$356	$671

On February 17, 2006, four forward starting swaps all with notional amounts of $50.0 million and ten year terms and rates from 4.610% to 4.483% were settled in connection with the Company’s issuance of $500.0 million of ten-year Senior Notes which were priced on February 16, 2006. The cash settlement amount is being amortized into “Interest expense” on the Company’s Consolidated Statements of Operations through the maturity of the Senior Notes.

At March 31, 2006, derivatives with a fair value of $18.8 million were included in “Deferred expenses and other assets” and derivatives with a fair value of $43.4 million were included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Financial Statements.

Off-Balance Sheet Transactions—The Company is not dependent on the use of any off-balance sheet financing arrangements for liquidity. As of March 31, 2006, the Company did not have any CTL joint ventures accounted for under the equity method, which had third-party debt.

The Company’s STARs Notes were all on-balance sheet financings. These securitizations were prepaid on September 28, 2005.

The Company has certain discretionary and non-discretionary unfunded commitments related to its loans and other lending investments that it may be required to, or choose to, fund in the future. Discretionary commitments are those under which the Company has sole discretion with respect to future funding. Non-discretionary commitments are those that the Company is generally obligated to fund at the request of the borrower or upon the occurrence of events outside of the Company’s direct control. As of March 31, 2006, the Company had 37 loans with unfunded commitments totaling $1.19 billion, of which $35.0 million was discretionary and $1.15 billion was non-discretionary. In addition, the Company has $64.5 million of non-discretionary unfunded commitments related to 12 CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon funding, the Company would receive additional operating lease income from the customers. In addition, the Company has $10.3 million of non-discretionary unfunded commitments related to 17 existing customers in the form of tenant improvements which were negotiated between the Company and customer at the commencement of the lease. Further, the Company had five equity investments with unfunded non-discretionary commitments of $56.6 million.

Ratings Triggers—The $1.50 billion unsecured revolving credit facility that the Company has in place at March 31, 2006 bears interest at LIBOR + 0.70% per annum based on the Company’s senior unsecured credit ratings of BBB from S&P, Baa2 from Moody’s and BBB from Fitch Ratings. This rate was reduced from LIBOR + 0.875% due to the Company achieving an investment grade senior unsecured debt rating from S&P and Moody’s in February 2006 and from Fitch in January 2006 (see below).

On February 9, 2006, S&P upgraded the Company’s senior unsecured debt rating to BBB from BBB- and raised the ratings on its preferred stock to BB+ from BB. On February 7, 2006, Moody’s upgraded the Company’s senior unsecured debt rating to Baa2 from Baa3 and raised the ratings on its preferred stock to Ba1 from Ba2. On January 19, 2006, Fitch Ratings upgraded the Company’s senior unsecured debt rating to BBB from BBB- and raised its preferred stock rating to BB+ from BB, with a stable outlook. The upgrades were primarily a result of the Company’s further migration to an unsecured capital structure, including the recent repayment of the STARs Notes.

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

Except as described above, there are no other ratings triggers in any of the Company’s debt instruments or other operating or financial agreements at March 31, 2006.

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

DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company’s shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company’s shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company’s sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company’s Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three months ended March 31, 2006 and 2005, the Company issued a total of approximately 12,700 and 11,500 shares of its Common Stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three months ended March 31, 2006 and 2005, were approximately $474,000 and $481,000, respectively. There are approximately 2.7 million shares available for issuance under the plan as of March 31, 2006.

Stock Repurchase Program—The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of March 31, 2006 the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. The Company has not repurchased any shares under the stock repurchase program since November 2000, however the Company issued approximately 1.2 million shares of its treasury stock during 2005.

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

Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. During the three months ended March 31, 2006, management reviewed and evaluated its critical accounting policies and believes them to be appropriate. The Company’s accounting policies are described in Note 3 to the Company’s Consolidated Financial Statements. Management believes the more significant of these to be as follows:

Executive Compensation—The Company’s accounting policies generally provide cash compensation to be estimated and recognized over the period of service. With respect to stock-based compensation arrangements, as of July 1, 2002 (with retroactive application to the beginning of the calendar year), the Company has adopted the fair value method allowed under SFAS No. 123 as amended by SFAS No. 148 and further amended by SFAS No 123R on a prospective basis which values options on the date of grant and recognizes an expense equal to the fair value of the option multiplied by the number of options granted over the related service period. These arrangements are often complex and generally structured to align the interests of management with those of the Company’s shareholders. See Note 12 to the Company’s Consolidated Financial Statements for a detailed discussion of such arrangements and the related accounting effects.

The Company is party to an employment agreement with its Chief Executive Officer and President. See Note 12 to the Company’s Consolidated Financial Statements for a more detailed description of these employment agreements.

In addition, the Chief Executive Officer purchased an 80%, 75% and 70% interest in the Company’s 2006, 2007 and 2008 high performance unit program for senior executive officers, respectively. The

President also purchased a 20%, 20%, 25% and 30% interest in the Company’s 2005, 2006, 2007 and 2008 high performance unit program for senior executive officers, respectively. These performance programs were approved by the Company’s shareholders in 2003 and 2005 and are described in detail in the Company’s 2003 and 2005 annual proxy statement. The purchase price paid by the Chief Executive Officer and President is based upon a valuation prepared by an independent investment banking firm. The interests purchased by the Chief Executive Officer and President will only have nominal value to them unless the Company achieves total shareholder returns in excess of those achieved by peer group indices, all as more fully described in the Company’s 2003 and 2005 annual proxy statement.

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

In December 2004, the FASB released Statement of Financial Accounting Standards No. 153 (“SFAS No. 153”), “Accounting for Non-monetary Transactions.” SFAS No. 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. SFAS No. 153 is effective for non-monetary transactions occurring in fiscal years beginning after June 15, 2005. The Company adopted the provisions of this statement, as required, on January 1, 2006, and it did not have a significant impact on the Company’s Consolidated Financial Statements.

In June 2005, the Emerging Issues Task Force reached a consensus on EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF 04-5 states that a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate the limited partnership unless one of the following two conditions exist: (1) the limited partners possess substantive kick-out rights, or (2) the limited partners possess substantive participating rights. A kick-out right is defined as the substantive ability to remove the sole general partner without cause or otherwise dissolve (liquidate) the limited partnership. Substantive participating rights are when the limited partners have the substantive right to participate in certain financial and operating decisions of the limited partnership that are made in the ordinary course of business. The consensus guidance in EITF 04-5 is effective for all agreements entered into or modified after June 29, 2005. For all pre-existing agreements that are not modified, the consensus is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005. The Company adopted the provisions of this statement, as required, and it did not have a significant impact on the Company’s Consolidated Financial Statements.

In December 2004, the FASB released Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment.” This standard requires issuers to measure the cost of equity-based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (typically the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will initially measure the cost of liability-based service awards based on their current fair value. The fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Companies can comply with FASB No. 123R using one of three transition methods: (1) the modified prospective method; (2) the modified retrospective method; or (3) a variation of the modified retrospective method. The provisions of this statement are effective for annual periods beginning after June 15, 2005. The Company adopted the provisions of SFAS No. 123R, as required, on January 1, 2006, and it did not have a significant financial impact on the Company’s Consolidated Financial Statements.

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

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II.            OTHER INFORMATION

Item 1.                Legal Proceedings

None

ITEM 1A.   RISK FACTORS

No changes from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2006, the Company issued interests in its 2008 High Performance Unit Plan to a group of employees. The 2008 High Performance Unit Plan is part of the High Performance Unit program which was approved by the Company’s shareholders at the Company’s 2004 annual meeting and is described in detail in the Company’s proxy statement related to that meeting. In addition, during the quarter, the Company issued interests in its 2008 Executive and Director High Performance Unit Plan to Jay Sugarman, the Company’s Chairman and Chief Executive Officer, and Jay S. Nydick, the Company’s President, as more fully described in the Company’s proxy statement dated April 25, 2005. The executives paid an aggregate of approximately $325,000 for their interests, and the employees paid an aggregate of approximately $524,000 for their interests, in the 2008 HPU Plans, subsequent to quarter-end. The interests have no material value unless and until specified performance thresholds for shareholder return are achieved. The interests were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Each of the executives and the employee participants has represented that he or she is an accredited investor, as defined in Rule 502 under Regulation D promulgated under that Act.

Item 3.                Defaults Upon Senior Securities

None

Item 4.                Submission of Matters to a Vote of Security Holders

None

Item 5.                Other Information

None

Item 6.                Exhibits

a.                 Exhibits

1.1

Underwriting Agreement, dated February 15, 2006, between iStar Financial Inc. and the underwriters named therein with regard to the 5.875% Senior Notes due 2016 and the 5.650% Senior Notes due 2011 (Incorporated by reference to Form 8-K, dated February 15, 2006).

4.1	Form of 5.650% Senior Note due 2011 (Incorporated by reference to Form 8-K, dated February 21, 2006).
4.2	Form of 5.875% Senior Note due 2016 (Incorporated by reference to Form 8-K, dated February 21, 2006).
4.3	Eleventh Supplemental Indenture, dated as of February 21, 2006 (Incorporated by reference to Form 8-K, dated February 21, 2006).
4.4	Twelfth Supplemental Indenture, dated as of February 21, 2006 (Incorporated by reference to Form 8-K, dated February 21, 2006).

10.2	Form of Restricted Stock Award Agreement (Incorporated by reference to Form 8-K, dated March 2, 2006)
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSTAR FINANCIAL INC.
Registrant
Date: May 10, 2006	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and
Chief Executive Officer (Principal executive officer)
Date: May 10, 2006	/s/ CATHERINE D. RICE
Catherine D. Rice
Chief Financial Officer (Principal financial and accounting officer)