Form 10-Q
period 2006-06-30
ISTAR FINANCIAL INC
filed 2006-08-08
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

As of July 31, 2006, there were 113,311,946 shares of common stock of iStar Financial Inc. $0.001/par value per share outstanding (“Common Stock”).

iStar Financial Inc.
Index to Form 10-Q

PART I.   CONSOLIDATED FINANCIAL INFORMATION

Item 1.                        Financial Statements

iStar Financial Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	As of June 30, 2006	As of December 31, 2005
ASSETS
Loans and other lending investments, net	$5,338,334	$4,661,915
Corporate tenant lease assets, net	3,098,797	3,115,361
Other investments	250,266	240,470
Investments in joint ventures	196,686	202,128
Assets held for sale.	16,021	—
Cash and cash equivalents	78,171	115,370
Restricted cash	51,701	28,804
Accrued interest and operating lease income receivable	53,094	32,166
Deferred operating lease income receivable	68,859	76,874
Deferred expenses and other assets	89,386	50,005
Goodwill	9,203	9,203
Total assets	$9,250,518	$8,532,296
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$180,729	$192,522
Debt obligations	6,471,721	5,859,592
Total liabilities	6,652,450	6,052,114
Commitments and contingencies	—	—
Minority interest in consolidated entities	44,533	33,511
Shareholders’ equity:
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	4	4
Series E Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,600 shares issued and outstanding at June 30, 2006 and December 31, 2005	6	6
Series F Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	4	4
Series G Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 3,200 shares issued and outstanding at June 30, 2006 and December 31, 2005	3	3
Series I Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	5	5
High Performance Units	9,830	8,797
Common Stock, $0.001 par value, 200,000 shares authorized, 113,303 and 113,209 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	113	113
Options	2,001	6,450
Additional paid-in capital	2,894,673	2,886,434
Retained earnings (deficit)	(375,126)	(442,758)
Accumulated other comprehensive income (See Note 14)	48,294	13,885
Treasury stock (at cost)	(26,272)	(26,272)
Total shareholders’ equity	2,553,535	2,446,671
Total liabilities and shareholders’ equity	$9,250,518	$8,532,296

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Interest income	$135,075	$105,869	$261,124	$197,487
Operating lease income	83,154	76,511	166,373	151,571
Other income	18,561	14,265	32,826	26,870
Total revenue	236,790	196,645	460,323	375,928
Costs and expenses:
Interest expense	101,351	81,654	194,885	150,605
Operating costs—corporate tenant lease assets	6,309	5,544	12,108	11,066
Depreciation and amortization	19,407	17,776	38,547	35,227
General and administrative(1)	20,424	14,807	39,556	30,810
Provision for loan losses	2,000	—	3,000	2,250
Total costs and expenses	149,491	119,781	288,096	229,958
Income before equity in earnings from joint ventures, minority interest and other items	87,299	76,864	172,227	145,970
Equity in earnings (loss) from joint ventures	767	(5)	1,053	(165)
Minority interest in consolidated entities	(821)	(74)	(1,069)	(280)
Income from continuing operations	87,245	76,785	172,211	145,525
Income from discontinued operations	901	1,547	1,739	3,126
Gain from discontinued operations	2,353	407	4,536	407
Net income	90,499	78,739	178,486	149,058
Preferred dividend requirements	(10,580)	(10,580)	(21,160)	(21,160)
Net income allocable to common shareholders and HPU holders(2)	$79,919	$68,159	$157,326	$127,898
Basic earnings per common share(3)	$0.69	$0.59	$1.36	$1.11
Diluted earnings per common share(4) (5)	$0.68	$0.58	$1.34	$1.10

Explanatory Notes:

(1)           General and administrative costs include $1,747 and $641 of stock-based compensation expense for the three months ended June 30, 2006 and 2005, respectively, and $2,950 and $1,283 for the six months ended June 30, 2006 and 2005, respectively.

(2)           HPU holders are Company employees who purchased high performance common stock units under the Company’s High Performance Unit Program.

(3)           For the three months ended June 30, 2006 and 2005, excludes $1,953 and $1,675 of net income allocable to HPU holders, respectively. For the six months ended June 30, 2006 and 2005, excludes $3,846 and $3,159 of net income allocable to HPU holders, respectively.

(4)           For the three months ended June 30, 2006 and 2005, excludes $1,935 and $1,659 of net income allocable to HPU holders, respectively. For the six months ended June 30, 2006 and 2005, excludes $3,811 and $3,126 of net income allocable to HPU holders, respectively.

(5)           For the three months ended June 30, 2006 and 2005, includes $28 and $0 of joint venture income, respectively. For the six months ended June 30, 2006 and 2005, includes $56 and $0 of joint venture income, respectively.

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(unaudited)

	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series I Preferred Stock	HPU’s	Common Stock at Par	Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2005	$4	$6	$4	$3	$5	$8,797	$113	$6,450	$2,886,434	$(442,758)	$13,885	$(26,272)	$2,446,671
Exercise of options	—	—	—	—	—	—	—	(4,449)	5,345	—	—	—	896
Dividends declared-preferred	—	—	—	—	—	—	—	—	—	(21,160)	—	—	(21,160)
Dividends declared-common	—	—	—	—	—	—	—	—	—	(87,523)	—	—	(87,523)
Dividends declared-HPU	—	—	—	—	—	—	—	—	—	(2,171)	—	—	(2,171)
Issuance of stock-vested restricted stock units	—	—	—	—	—	—	—	—	1,706	—	—	—	1,706
High performance units sold to employees	—	—	—	—	—	1,033	—	—	—	—	—	—	1,033
Issuance of stock-DRIP/ Stock purchase plan	—	—	—	—	—	—	—	—	1,188	—	—	—	1,188
Net income for the period	—	—	—	—	—	—	—	—	—	178,486	—	—	178,486
Change in accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	—	34,409	—	34,409
Balance at June 30, 2006	$4	$6	$4	$3	$5	$9,830	$113	$2,001	$2,894,673	$(375,126)	$48,294	$(26,272)	$2,553,535

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income	$90,499	$78,739	$178,486	$149,058
Adjustments to reconcile net income to cash flows from operating activities:
Minority interest in consolidated entities	821	74	1,069	280
Non-cash expense for stock-based compensation	1,882	698	3,208	1,411
Depreciation, depletion and amortization	20,093	18,506	41,099	36,757
Depreciation, amortization and impairment from discontinued operations	7,752	20	8,046	53
Amortization of deferred financing costs	6,155	7,975	12,268	15,501
Amortization of discounts/premiums, deferred interest and costs on lending investments	(20,679)	(13,008)	(37,952)	(31,727)
Discounts, loan fees and deferred interest received	25,933	3,026	32,009	42,418
Equity in (earnings)/loss from joint ventures	(767)	5	(1,053)	165
Distributions from operations of joint ventures	3,071	—	6,496	—
Deferred operating lease income receivable	4,016	(3,961)	730	(7,948)
Gain from discontinued operations	(2,353)	(407)	(4,536)	(407)
Provision for loan losses	2,000	—	3,000	2,250
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	(7,590)	1,701	(20,928)	(2,842)
Changes in deferred expenses and other assets	(2,299)	(4,159)	(27,513)	5,793
Changes in accounts payable, accrued expenses and other liabilities	27,404	24,135	10,115	5,276
Cash flows from operating activities	155,938	113,344	204,544	216,038
Cash flows from investing activities:
New investment originations	(735,819)	(817,142)	(1,346,638)	(1,658,789)
Net investments in and advances to unconsolidated joint ventures	—	(151,851)	—	(151,851)
Cash paid for acquisition of Falcon Financial	—	—	—	(113,696)
Add-on fundings under existing loan commitments	(130,595)	(62,531)	(317,015)	(155,736)
Net proceeds from sale of corporate tenant lease assets	12,831	5,998	21,874	5,998
Repayments of and principal collections on loans and other lending investments	496,936	554,277	971,104	976,363
Distributions from unconsolidated entities, net of contributions	(6,356)	—	(8,692)	—
Capital improvements for build-to-suit facilities	(15,581)	(4,249)	(32,904)	(4,249)
Capital improvement projects on corporate tenant lease assets	(1,541)	(648)	(4,910)	(4,502)
Other capital expenditures on corporate tenant lease assets	(2,547)	(1,497)	(4,239)	(3,636)
Cash flows from investing activities	(382,672)	(477,643)	(721,420)	(1,110,098)
Cash flows from financing activities:
Borrowings under secured revolving credit facilities	76,000	617,000	181,073	1,127,000
Repayments under secured revolving credit facilities	(76,000)	(631,710)	(181,073)	(1,192,262)
Borrowings under unsecured revolving credit facilities	2,804,157	1,286,000	3,578,157	2,440,000
Repayments under unsecured revolving credit facilities	(2,356,000)	(1,341,000)	(3,915,000)	(2,722,000)
Borrowings under term loans	38,161	1,617	38,161	5,431
Repayments under term loans	(2,083)	(2,296)	(19,138)	(5,186)
Borrowings under unsecured bond offerings	—	494,640	991,489	1,585,117
Repayments under unsecured notes	(50,000)	(47)	(50,000)	(47)
Repayments under secured notes	—	(130,368)	—	(217,203)
Borrowings under foreign lines of credit	66,307	—	146,950	—
Repayments under foreign lines of credit	(155,181)	—	(155,181)	—
Contribution from minority interest partners	10,618	4,644	11,025	5,682
Changes in restricted cash held in connection with debt obligations	(14,121)	7,500	(22,897)	1,366
Payments for deferred financing costs	(12,501)	(715)	(15,065)	(1,846)
Distributions to minority interest partners	(511)	(1,184)	(1,071)	(1,557)
Common dividends paid	(87,523)	(82,481)	(87,523)	(82,481)
Preferred dividends paid	(10,580)	(10,580)	(21,160)	(21,160)
HPU dividends paid	(2,171)	(2,064)	(2,171)	(2,064)
HPUs issued	1,024	19	1,033	965
Proceeds from exercise of options and issuance of DRIP/Stock purchase shares	1,066	1,193	2,068	2,255
Cash flows from financing activities	230,662	210,168	479,677	922,010
Changes in cash and cash equivalents	3,928	(154,131)	(37,199)	27,950
Cash and cash equivalents at beginning of period	74,243	270,503	115,370	88,422
Cash and cash equivalents at end of period	$78,171	$116,372	$78,171	$116,372

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.
Notes to Consolidated Financial Statements

Note 1—Business and Organization

Business—iStar Financial Inc. (the “Company”) is the leading publicly-traded finance company focused on the commercial real estate industry. The Company primarily provides custom-tailored financing to high-end private and corporate owners of real estate, including senior and mezzanine real estate debt, senior and mezzanine corporate capital, corporate net lease financing and equity. The Company, which is taxed as a real estate investment trust (“REIT”), seeks to deliver strong dividends and superior risk-adjusted returns on equity to shareholders by providing the highest quality financing to its customers. The Company’s two primary lines of business are lending and corporate tenant leasing.

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

In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position at June 30, 2006 and December 31, 2005 and the results of operations and its cash flows for the three and six months ended June 30, 2006 and 2005, respectively, and its changes in shareholders’ equity for the six months ended June 30, 2006. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

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

Capitalized interest—The Company capitalizes interest costs incurred during the construction periods for qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. Capitalized interest was approximately $490,000 and $19,500 for the three months ended June 30, 2006 and 2005, respectively, and $831,000 and $19,500 for the six months ended June 30, 2006 and 2005, respectively.

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
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

Identified intangible assets and goodwill—Upon the acquisition of a business, the Company records intangible assets acquired at their estimated fair values separate and apart from goodwill. The Company determines whether such intangible assets have finite or indefinite lives. As of June 30, 2006, all such intangible assets acquired by the Company have finite lives. The Company amortizes finite lived intangible assets based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company recognizes impairment loss on finite lived intangible assets if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

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

Fair values for goodwill and other finite lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate.

During the first quarter 2005, the Company acquired Falcon Financial Investment Trust (“Falcon Financial”) in a business combination and identified finite lived intangible assets of approximately $2.0 million and goodwill of $7.7 million (see Note 4 for further discussion). These identified intangible assets are included in “Deferred expenses and other assets” on the Company’s Consolidated Balance Sheets.

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

Unrealized gains and losses on available-for-sale investments are included in “Accumulated other comprehensive income (losses)” on the Company’s Consolidated Balance Sheets and are not included in the Company’s net income. On occasion, the Company may acquire loans at generally small premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as a yield adjustment, if management believes it is probable that such amounts will be received. If loans with premiums, discounts, loan origination or exit fees are prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase in the prepayment gain or loss which is included in “Other income” on the Company’s Consolidated Statements of Operations. Interest income is recognized using the effective interest method applied on a loan-by-loan basis.

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

Reserve for loan losses—The Company’s accounting policies require that an allowance for estimated loan losses be maintained at a level that management, based upon an evaluation of known and inherent risks in the portfolio, considers adequate to provide for loan losses. In establishing loan loss reserves, management periodically evaluates and analyzes the Company’s assets, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors. Specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral less disposition costs on an individual loan basis. Management considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the loan agreement on a timely basis. Management carries these impaired loans at the fair value of the loans’ underlying collateral less estimated disposition costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan; however, these loans are placed on non-accrual status at such time as: (1) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; (2) the loans become 90 days delinquent; (3) the loan has a maturity default; or (4) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value of such loan. While on non-accrual status, interest income is recognized only upon actual receipt. Impairment losses are recognized as direct write-downs of the related loan with a corresponding charge to the reserve for loan losses. Charge-offs occur when loans, or a portion thereof, are considered uncollectible and of such little value that further pursuit of collection is not warranted. Management also provides a loan portfolio reserve based upon its periodic evaluation and analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors.

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

Derivative instruments and hedging activity—In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities” as amended, the Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a hedge of the exposure to variable cash flows of a forecasted transaction.

The Company formally documents all hedging relationships at inception, including its risk management objective and strategy for undertaking the hedge transaction. The hedge instrument and the hedged item are designated at the execution of the hedge instrument or upon re-designation during the life of the hedge. At inception and at least quarterly, the Company also formally assesses whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the hedged items to which they are designated and whether those derivatives may be expected to remain highly effective in future periods through the use of regression testing or dollar offset tests. Hedge effectiveness is assessed and measured under identical time periods. To the extent that hedges qualify under paragraph 68 of SFAS No. 133, the Company uses the short-cut method to assess effectiveness. Otherwise, the Company utilizes the cumulative hypothetical derivative method to assess and measure effectiveness. In addition, the Company does not exclude any component of the derivative’s gain or loss in the assessment of effectiveness.

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

Impairment or disposal of long-lived assets—In accordance with the Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” the Company presents current operations prior to the disposition of CTL assets and prior period results of such operations in discontinued operations on the Company’s Consolidated Statements of Operations.

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

The Company can participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, as long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries (“TRSs”), is engaged in various real estate related opportunities, including: (i) servicing certain loan portfolios owned by third parties through iStar Asset Services, Inc. (“iSAS”); (ii) servicing securitized loans acquired in the acquisition of Falcon Financial through Falcon Financial II, Inc. (“Falcon”); (iii) certain activities related to the purchase and sale of timber and timberlands through TimberStar TRS, Inc. and TRS II, Inc. (collectively, “TimberStar TRS”); and (iv) managing corporate credit-oriented investment strategies through four taxable REIT subsidiaries, iStar Alpha TRS, Inc., iStar Alpha LLC Holding TRS, Inc., iStar Alpha LLC Holdings TRS II, Inc. and iStar OHCOF GP TRS, Inc. (collectively, “iStar Alpha”). The Company will consider other investments through TRS entities if suitable opportunities arise. The Company’s TRS entities are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in TRS entities. Such amounts are immaterial. Accordingly, except for the Company’s taxable REIT subsidiaries, no current or deferred federal taxes are provided for in the Consolidated Financial Statements.

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

New accounting standards—In July 2006, the FASB released Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109.”  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits.  The tax benefit is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006.  The Company will adopt FIN 48 on January 1, 2007, as required, and does not believe it will have a significant impact on the Company’s Consolidated Financial Statements.

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

In December 2004, the FASB released Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment.” This standard requires issuers to measure the cost of equity-based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (typically the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will initially measure the cost of liability-based service awards based on their current fair value. The fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Companies can comply with SFAS No. 123R using one of three transition methods: (1) the modified prospective method; (2) the modified retrospective method; or (3) a variation of the modified retrospective method. The provisions of this statement are effective for annual periods beginning after June 15, 2005. The Company adopted the provisions of SFAS No. 123R, as required, on January 1, 2006, and it did not have a significant financial impact on the Company’s Consolidated Financial Statements.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments

The following is a summary description of the Company’s loans and other lending investments ($ in thousands)(1):

		# of	Principal	Carrying Value as of		Effective
		Borrowers	Balances	June 30,	December 31,	Maturity	Contractual Interest	Contractual Interest	Principal	Participation
Type of Investment	Underlying Property Type	In Class	Outstanding	2006	2005	Dates	Payment Rates(2)	Accrual Rates(2)	Amortization (3)	Features(4)
Senior Mortgages(5)	Office/Residential/Retail/	104	$3,403,789	$3,368,231	$3,149,767	2006 to 2026	Fixed: 6.50% to 30.00%	Fixed: 6.50% to 30.00%	Yes	Yes
	Industrial, R&D/Mixed						Variable: LIBOR + 1.86%	Variable: LIBOR + 1.86%
	Use/Hotel/Entertainment,						to LIBOR + 7.00%	to LIBOR + 7.00%
	Leisure/Other
Subordinate Mortgages(6)	Office/Residential/Retail/	20	476,820	473,363	413,853	2006 to 2025	Fixed: 7.32% to 18.00%	Fixed: 7.32% to 25.00%	Yes	No
	Mixed Use/Hotel/						Variable: LIBOR + 1.25%	Variable: LIBOR + 1.25%
	Entertainment, Leisure/Other						to LIBOR + 5.25%	to LIBOR + 5.25%
Corporate/Partnership
Loans(7)	Office/Residential/Retail/	22	770,123	756,184	797,456	2006 to 2021	Fixed: 7.62% to 15.00%	Fixed: 7.62% to 17.50%	Yes	No
	Industrial, R&D/Mixed						Variable: LIBOR + 2.50%	Variable: LIBOR + 2.50%
	Use/Hotel/ Other						to LIBOR + 7.50%	to LIBOR + 7.50%
Other Lending Investments—
Securities(8)	Residential/Retail/ Mixed Use/	10	805,124	790,432	347,715	2007 to 2023	Fixed: 6.00% to 12.00%	Fixed: 6.00% to 12.00%	Yes	No
	Industrial, R&D/						Variable: LIBOR + 0.85%	Variable: LIBOR + 0.85%
	Entertainment, Leisure/Other						to LIBOR + 5.63%	to LIBOR + 5.63%
Gross Carrying Value				$5,388,210	$4,708,791
Reserve for Loan Losses				(49,876)	(46,876)
Total, Net				$5,338,334	$4,661,915

Explanatory Notes:

(1)        Details (other than carrying values) are for loans outstanding as of June 30, 2006.

(2)        Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR on June 30, 2006 was 5.33%. As of June 30, 2006, two loans with a combined carrying value of $66.1 million have a stated accrual rate that exceeds the stated pay rate; one of these loans, with a carrying value of $27.1 million, has been placed on non-accrual status and therefore is considered a non-performing loan (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management) and the Company is only recognizing income based on cash received for interest.

(3)        Certain loans require fixed payments of principal resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity.

(4)        Under some of the loans, the Company may receive additional payments representing additional interest from participation in available cash flow from operations of the underlying real estate collateral.

(5)        Includes one loan with a carrying value of $46.9 million which the Company has currently ceased accruing the contractual exit fees as of January 1, 2006.

(6)        Includes one loan with a stated accrual rate of 25.00% per annum, however, no interest is due until its scheduled maturity in 2009.

(7)        Includes two unsecured loans with an aggregate carrying value of $75.3 million as of June 30, 2006.

(8)        Typically consists of senior loans, term preferred stock or debt interests that are originated or structured to meet customer financing requirements and the Company’s investment criteria.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments (Continued)

During the six months ended June 30, 2006 and 2005, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $1.32 billion and $1.45 billion (excluding the acquisition of Falcon Financial) in loans and other lending investments, funded $317.0 million and $155.7 million under existing loan commitments and received principal repayments of $971.1 million and $976.5 million (excluding loan repayments in escrow of $99.9 million during the period ended June 30, 2005 for which cash was received by the Company on July 7, 2005).

As of June 30, 2006, the Company had 46 loans with unfunded commitments. The total unfunded commitment amount was approximately $1.91 billion, of which $48.0 million was discretionary and $1.86 billion was non-discretionary.

The Company has reflected provisions for loan losses of approximately $2.0 million and $0  in its results of operations during the three months ended June 30, 2006 and 2005, respectively, and approximately $3.0 million and $2.3 million during the six months ended June 30, 2006 and 2005. These provisions represent loan portfolio reserves based on management’s evaluation of general market conditions, the Company’s internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults and the credit quality of the underlying collateral.

Changes in the Company’s reserve for loan losses were as follows (in thousands):

Reserve for loan losses, December 31, 2004	$42,436
Additional provision for loan losses	2,250
Additional provision acquired in acquisition of Falcon Financial	2,190
Charge-offs	—
Reserve for loan losses, December 31, 2005	46,876
Additional provision for loan losses	3,000
Charge-offs	—
Reserve for loan losses, June 30, 2006	$49,876

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
Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments (Continued)

The following is a summary of the effects of this transaction on the Company’s consolidated financial position (in thousands):

Fair value of:
Assets acquired (loans and other lending investments)	$255,503
Acquired finite lived intangible assets and goodwill	9,778
Acquired accrued interest and other assets	3,140
iStar line-of-credit to Falcon Financial plus accrued interest	(151,784)
Other liabilities assumed	(2,941)
Net cash paid for Falcon Financial acquisition	$113,696

The purchase of Falcon Financial was accounted for as a business combination, and therefore the Company applied the principles of SFAS No. 141 and Statement of Financial Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” to the transaction. There were approximately $2.0 million of finite lived intangibles identified in the business combination that will be amortized over two to 21 years. These intangibles are included in “Deferred expenses and other assets” on the Company’s Consolidated Balance Sheets. As of June 30, 2006, the Company had unamortized purchase related finite lived intangible assets of approximately $1.6 million related to the Falcon Financial acquisition. In addition, the acquisition resulted in approximately $7.7 million of goodwill. The goodwill was adjusted by approximately $1.5 million subsequent to the acquisition to reflect severance payments to certain individuals and other costs which resulted in an increase of goodwill to $9.2 million. The goodwill is tested annually for impairment as required by SFAS No. 142. The most recent impairment test was performed by the Company during the fourth quarter of 2005 and no impairment was identified. On May 1, 2005, the assets acquired in the Falcon Financial acquisition were merged with AutoStar Realty Operating Partnership, L.P. (see Note 6 for further description of AutoStar Realty Operating Partnership, L.P.).

Note 5—Corporate Tenant Lease Assets

During the six months ended June 30, 2006 and 2005, respectively, the Company acquired an aggregate of approximately $17.2 million and $149.4 million in CTL assets and disposed of CTL assets for net proceeds of approximately $21.9 million and $6.0 million. The Company did not allocate any of the purchase costs to intangible assets in relation to the CTL assets acquired during the six months ended June 30, 2006 (see Note 3). As of June 30, 2006 and December 31, 2005, the Company had unamortized purchase related finite lived intangible assets of approximately $41.1 million and $42.5 million, respectively, and included these in “Other investments” on the Company’s Consolidated Balance Sheets.

The Company’s investments in CTL assets, at cost, were as follows (in thousands):

	June 30, 2006	December 31, 2005
Facilities and improvements	$2,667,052	$2,657,306
Land and land improvements	751,184	747,724
Less: accumulated depreciation	(319,439)	(289,669)
Corporate tenant lease assets, net	$3,098,797	$3,115,361

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5—Corporate Tenant Lease Assets (Continued)

Under certain leases, the Company is entitled to receive additional participating lease payments to the extent gross revenues of the corporate customer exceed a base amount. The Company did not earn any such additional participating lease payments on these leases in the six months ended June 30, 2006 and 2005. In addition, the Company also receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended June 30, 2006 and 2005 were approximately $7.0 million and $6.1 million, respectively, and $14.0 million and $12.3 million for the six months ended June 30, 2006 and 2005, respectively, and are included as a reduction of “Operating costs—corporate tenant lease assets” on the Company’s Consolidated Statements of Operations.

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

The Company also has $51.6 million of unfunded commitments, of which $3.3 million was discretionary and $48.3 million was non-discretionary related to 12 CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon funding, the Company would receive additional operating lease income from the customers. In addition, the Company has $16.6 million of non-discretionary unfunded commitments related to 20 existing customers in the form of tenant improvements which were negotiated between the Company and customers at the commencement of the leases.

On April 13, 2006, the Company signed a lease termination agreement with a customer that occupied 12 facilities that were subject to separate cross-defaulted leases.  Of these 12 leases, nine were assigned to the Company as of June 30, 2006 and three were amended and will expire between 2007 and 2011.  Three of the nine assigned leases have sub-leases that expire between 2008 and 2018 and the remaining six facilities are vacant. The Company negotiated to receive a $20.0 million letter of credit from the tenant under a previous amendment to the lease. The letter of credit was cashed by the Company upon execution of the current lease amendment and termination and allocated between each of the leases as a lease termination fee. Subsequent to the termination, the Company determined it would sell six of the nine facilities with terminated leases and designated those facilities as “Assets held for sale” on the Company's Consolidated Balance Sheets as of June 30, 2006.  In addition, the Company determined that the six facilities held for sale were impaired and recorded a $7.6 million charge. The impairment charge and the operating results of the six facilities, including a net termination fee of $7.8 million (net of the write-off of $3.2 million of deferred operating lease income), are included in “Income from discontinued operations” on the Company's Consolidated Statements of Operations for the three and six months ended June 30, 2006. Approximately $3.6 million of the termination fee associated with the three amended leases was recorded to “Deferred operating lease income receivable” on the Company's Consolidated Balance Sheets, to be amortized on a straight-line basis over the remaining term of the leases.  The remaining net termination fee of $3.8 million (net of the write-off of $1.6 million of deferred operating lease income), was recorded in “Other income” on the Company's Consolidated Statements of Operations.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5—Corporate Tenant Lease Assets (Continued)

On May 26, 2006, the Company sold one CTL asset for net proceeds of approximately $12.8 million and realized a gain of approximately $2.4 million. On March 6, 2006, the Company sold two CTL assets for net proceeds of approximately $9.0 million and realized a gain of approximately $2.2 million.

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

At June 30, 2006, the Company had a 50% investment in Corporate Technology Centre Associates, LLC (“CTC”), whose external member is Corporate Technology Centre Partners, LLC. This venture was formed for the purpose of operating, acquiring and, in certain cases, developing CTL facilities. At June 30, 2006, the CTC venture held one facility. The Company’s investment in this joint venture at June 30, 2006 was $4.9 million. The joint venture’s carrying value for the one facility owned at June 30, 2006 was $17.5 million. The joint venture had total assets of $18.9 million as of June 30, 2006 and a net loss of $(119,000) and $(241,000) for the three and six months ended June 30, 2006, respectively. The Company accounts for this investment under the equity method because the Company’s joint venture partner has certain participating rights giving them shared control over the venture.

In addition, the Company has 47.5% investments in Oak Hill Advisors, L.P. and Oak Hill Credit Alpha MGP, a 47.0% investment in OHSF GP Partners II, LLC and a 45.5% investment in Oak Hill Credit Opportunities MGP, LLC (collectively, “Oak Hill”). The Company has determined that all of these entities are VIE’s (see Note 3) and that an external member is the primary beneficiary. As such, the Company accounts for these investments under the equity method. The Company’s investment in these ventures at June 30, 2006 was $191.7 million. These ventures engage in investment and asset management services. Upon acquisition of the interests in Oak Hill there was a difference between the Company’s book value of the equity investments and the underlying equity in the net assets of Oak Hill of approximately $199.8 million. Under the provisions of APB 18, “The Equity Method of Accounting for Investments in Common Stock,” the Company allocated this value to finite lived identifiable intangible assets of approximately $81.8 million and goodwill of $118.0 million. These intangible assets are amortized based on their determined useful lives through quarterly adjustments to “Equity in earnings (loss) from joint ventures” and “Investments in joint ventures” on the Company’s Consolidated Financial Statements. As of June 30, 2006, the unamortized balance related to intangible assets for these investments was approximately $68.7 million.

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

During 2005, the Company had an investment in iStar Operating, Inc. (“iStar Operating), a taxable REIT subsidiary that, through a wholly-owned subsidiary, serviced the Company’s loans and certain loan portfolios owned by third parties. The Company owned all of the non-voting preferred stock and a 95% economic interest in iStar Operating. The Company determined that this entity was a VIE and the Company was the primary beneficiary, and therefore the Company consolidates this entity. On December 31, 2005, the Company acquired all the voting common stock in iStar Operating for a nominal amount and simultaneously merged it into an existing taxable REIT subsidiary of the Company.

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

In addition, the Company holds a majority interest in four other limited partnerships as of June 30, 2006 that are consolidated for financial statement purposes and records the minority interest of the external partner(s) in “Minority interest in consolidated entities” on the Company’s Consolidated Balance Sheets.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Other Investments

Other investments consist of the following items (in thousands):

	June 30, 2006	December 31, 2005
Timber and timberlands, net of accumulated depletion (see Note 3)	$148,479	$152,114
CTL intangibles, net of accumulated amortization (see Note 3)	41,076	42,530
Investments—other	59,115	39,174
Marketable securities, prepaid expenses and other receivables	1,596	6,652
Other investments	$250,266	$240,470

On January 19, 2005, TimberStar Operating Partnership, L.P. (“TimberStar”) was created to acquire and manage a diversified portfolio of timberlands. TimberStar is owned 0.50% by TimberStar Investor GP LLC (“TimberStar GP”) and 99.50% by TimberStar Investors Partnership LLP (“TimberStar LP”). TimberStar GP and TimberStar LP are both funded and owned 96% by iStar Timberland Investments LLC, a wholly-owned subsidiary of the Company, and 4% by T-Star Investor Partners, LLC, an entity unrelated to the Company. The Company consolidates this partnership for financial statement purposes and records the minority interest of the external partner in “Minority interest in consolidated entities” on the Company’s Consolidated Balance Sheets. At June 30, 2006, the venture held approximately 337,000 acres of timberland located in the northeast, the majority of which is subject to a long-term supply agreement. The venture’s net carrying value of the timber and timberlands at June 30, 2006 was $148.5 million. Net income for the venture is reflected in “Other income” on the Company’s Consolidated Statements of Operations.

Note 8—Other Assets and Other Liabilities

Deferred expenses and other assets consist of the following items (in thousands):

	June 30, 2006	December 31, 2005
Deferred financing fees, net	$22,483	$13,731
Leasing costs, net	11,651	9,960
Corporate furniture, fixtures and equipment, net	4,794	3,777
Deferred derivative assets	27,192	13,176
Other assets	23,266	9,361
Deferred expenses and other assets	$89,386	$50,005

Accounts payable, accrued expenses and other liabilities consist of the following items (in thousands):

	June 30, 2006	December 31, 2005
Accrued interest payable	$76,167	$57,542
Security deposits from customers	23,609	23,274
Accrued expenses	17,718	27,794
Unearned operating lease income	12,004	20,778
Deferred derivative liabilities	41,106	32,148
Property taxes payable	5,001	4,578
Other liabilities	5,124	26,408
Accounts payable, accrued expenses and other liabilities	$180,729	$192,522

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations

As of June 30, 2006 and December 31, 2005 the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

	Maximum	Carrying Value as of		Stated	Scheduled
	Amount Available	June 30, 2006	December 31, 2005	Interest Rates(1)	Maturity Date(1)
Secured revolving credit facility:
Line of credit (2)	$500,000	$—	$—	LIBOR + 1.00%—2.00%	January 2009
Unsecured revolving credit facilities:
Line of credit (3)	2,200,000	905,157	1,242,000	LIBOR + 0.525%	June 2011
Total revolving credit facilities	$2,700,000	905,157	1,242,000
Secured term loans:
Secured by CTL asset		129,977	132,246	7.44%	April 2009
Secured by CTL assets		143,565	145,586	6.80%—8.80%	Various through 2026
Secured by investments in corporate bonds and commerical mortgage backed securities (4)		90,945	67,224	LIBOR + 0.25%—0.70%	August 2006
Secured by CTL asset		59,022	59,430	6.41%	January 2013
Total term loans		423,509	404,486
Debt (discount)/premium		6,369	6,658
Total secured term loans		429,878	411,144
Unsecured notes:
LIBOR + 0.39% Senior Notes		400,000	400,000	LIBOR + 0.39%	March 2008
LIBOR + 0.55% Senior Notes		225,000	225,000	LIBOR + 0.55%	March 2009
LIBOR + 1.25% Senior Notes		200,000	200,000	LIBOR + 1.25%	March 2007
4.875% Senior Notes		350,000	350,000	4.875%	January 2009
5.125% Senior Notes		250,000	250,000	5.125%	April 2011
5.15% Senior Notes		700,000	700,000	5.15%	March 2012
5.375% Senior Notes		250,000	250,000	5.375%	April 2010
5.65% Senior Notes		500,000	—	5.65%	September 2011
5.70% Senior Notes		367,022	367,022	5.70%	March 2014
5.80% Senior Notes		250,000	250,000	5.80%	March 2011
5.875% Senior Notes		500,000	—	5.875%	March 2016
6.00% Senior Notes		350,000	350,000	6.00%	December 2010
6.05% Senior Notes		250,000	250,000	6.05%	April 2015
6.50% Senior Notes		150,000	150,000	6.50%	December 2013
7.00% Senior Notes		185,000	185,000	7.00%	March 2008
7.95% Notes		—	50,000	7.95%	May 2006
8.75% Notes		240,000	240,000	8.75%	August 2008
Total unsecured notes		5,167,022	4,217,022
Debt discount		(78,817)	(78,151)
Impact of pay-floating swap agreements (See Note 11)		(49,506)	(30,394)
Total unsecured notes		5,038,699	4,108,477
Other debt obligations		100,000	100,000	LIBOR + 1.50%	October 2035
Debt discount		(2,013)	(2,029)
Total other debt obligations		97,987	97,971
Total debt obligations		$6,471,721	$5,859,592

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued) (Continued)

Explanatory Notes:

(1)              All interest rates and maturity dates are for debt outstanding as of June 30, 2006. Most variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on June 30, 2006 was 5.33%. However, some variable-rate debt obligations are based on 90-day LIBOR and reprice every three months. The 90-day LIBOR rate on June 30, 2006 was 5.48%.

(2)              Maturity date reflects one-year “term-out” extension at the Company’s option.

(3)              On June 28, 2006, the unsecured revolving credit facility was amended and restated with new terms. The maximum available to borrow under the facility was increased to $2.20 billion of which up to $750.0 million can be borrowed in multiple foreign currencies. The rate was decreased to LIBOR + 0.525% from LIBOR + 0.70%, the facility fee was decreased to 12.5 basis points from 15 basis points and the maturity date was extended to June 2011.

(4)              Subsequent to quarter end, the Company extended the corporate bond portion of this financing for one year to August 2007 and the rate was reduced to LIBOR + 0.22% to LIBOR + 0.65%..

The Company’s primary source of short-term funds is a $2.20 billion unsecured revolving credit facility. Under the facility the Company is required to meet certain financial covenants. As of June 30, 2006, there was approximately $1.27 billion available to draw under the facility. In addition, the Company has one secured revolving credit facility of which availability is based on percentage borrowing base calculations. The Company’s debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels, and a requirement to maintain specified ratios of unsecured indebtedness compared to unencumbered assets. Significant non-financial covenants include a requirement in its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of June 30, 2006, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

Capital Markets Activity—During the six months ended June 30, 2006, the Company issued $1.0 billion aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 5.65% to 5.875% and maturing between 2011 and 2016. In addition, the Company’s $50.0 million of 7.95% Senior Notes matured in May 2006.

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

Note 9—Debt Obligations (Continued) (Continued)

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

The Company primarily uses proceeds from the issuance of securities to repay outstanding secured and unsecured indebtedness.

Unsecured/Secured Credit Facilities Activity—On January 9, 2006, the Company extended the maturity on its remaining secured facility to January 2008, reduced its capacity from $700.0 million to $500.0 million and lowered its interest rates to LIBOR + 1.00% to 2.00% from LIBOR + 1.40% to 2.15%.

In January 2006, the Company completed two new uncommited lines of credit with leading financial institutions in order to borrow funds in foreign denominations. One line of credit to borrow British Pounds Sterling, with a rate of UK LIBOR + 0.70%, originally matured in June 2006, but was extended for one month to mature in July 2006. The other line of credit to borrow Euros with a rate of Euribor + 0.70%, which originally matured in December 2006 was terminated on June 30, 2006 in connection with the new amended and restated unsecured revolving credit facility.

On March 12, 2005, August 12, 2005, and September 30, 2005, three of the Company’s secured revolving credit facilities, with a maximum amount available to draw of $250.0 million, $350.0 million and $500.0 million, respectively, matured.

On September 16, 2005, the commitment on the unsecured facility was increased to $1.50 billion under the accordion feature of the facility. In February 2006, the facility’s interest rate decreased to LIBOR + 0.70% and the annual facility fee decreased to 15 basis points. It was decreased to this amount from LIBOR + 0.875% and a 17.5 basis point annual facility fee, due to an upgrade in the Company’s senior unsecured debt rating in January and February 2006. On June 28, 2006, the unsecured facility was amended and restated. The commitment increased to $2.20 billion, of which up to $750.0 million can be borrowed in multiple currencies. The rate on the facility decreased to LIBOR + 0.525% and the annual facility fee decreased to 12.5 basis points.

Other Financing Activity—During the six months ended June 30, 2006, the portion of the $200.0 million term financing that was secured by certain commercial mortgage-backed securities was extended for one month and then matured on February 13, 2006. Subsequent to quarter end, the portion of this financing that was secured by corporate bonds was extended for one year to August 2007 and the rate on the loan was reduced to LIBOR + 0.22% to LIBOR + 0.65% from LIBOR + 0.25% to LIBOR + 0.70%.  In addition, on May 31, 2006, the Company began a loan participation program which serves as an alternative to borrowing funds from the Company’s revolving credit facilities. The loan participations are short-term bank loans funded in the secondary market with fixed maturity dates typically ranging from overnight to 90 days. There was no amount outstanding under this program at June 30, 2006.

During the 12 months ended December 31, 2005, the Company repaid a $76.0 million mortgage on 11 CTL investments which was open to prepayment without penalty. The Company also prepaid a

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued) (Continued)

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

As of June 30, 2006, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2006 (remaining six months)	$90,945
2007	202,493
2008	825,000
2009	721,753
2010	605,670
2011	1,936,817
Thereafter	2,213,010
Total principal maturities	6,595,688
Net unamortized debt discounts	(74,461)
Impact of pay-floating swap agreements (see Note 11)	(49,506)
Total debt obligations	$6,471,721

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
Notes to Consolidated Financial Statements (Continued)

Note 10—Shareholders’ Equity (Continued)

DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company’s shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company’s shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company’s sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company’s Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three months ended June 30, 2006 and 2005, the Company issued a total of approximately 19,000 and 14,000 shares of its Common Stock, respectively, and during the six months ended June 30, 2006 and 2005, the Company issued a total of approximately 31,000 and 25,000 shares of its Common stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three months ended June 30, 2006 and 2005, were approximately $714,000 and $563,000, respectively, and $1.2 million and $1.0 million during the six months ended June 30, 2006 and 2005, respectively. There are approximately 2.7 million shares available for issuance under the plan as of June 30, 2006.

Stock Repurchase Program—The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of June 30, 2006, the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. The Company has not repurchased any shares under the stock repurchase program since November 2000, however the Company issued approximately 1.2 million shares of its treasury stock during 2005 (see above.)

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

The Company’s objective in using derivatives is to add stability to interest expense and foreign exchange gains/losses, and to manage its exposure to interest rate movements, foreign exchange rate movements, or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. As of June 30, 2006, such derivatives were used to hedge the variable cash flows associated with $1.05 billion of forecasted issuances of debt.

Interest rate swaps used as a fair value hedge involve the receipt of fixed-rate amounts in exchange for variable rate payments over the life of the agreement without exchange of the underlying principal amount. At June 30, 2006, such derivatives were used to hedge the change in fair value associated with $1.10 billion of existing fixed-rate debt. As of June 30, 2006, no derivatives were designated as hedges of net investments in foreign operations. Additionally, derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements, foreign exchange rate movements, and other identified risks, but do not meet the strict hedge accounting requirements of SFAS No. 133.

The following table represents the notional principal and fair value amounts of interest rate swaps by class and the corresponding hedged liability positions and the Company’s foreign currency derivatives. The Company’s foreign currency derivatives do not use hedge accounting, but are marked to market under SFAS No. 133 (in thousands):

	Notional Amount as of June 30, 2006	Notional Amount as of December 31, 2005	Fair Value as of June 30, 2006	Fair Value as of December 31, 2005
Cash flow hedges
Interest rate swaps	$—	$250,000	$—	$2,150
Forward-starting interest rate swaps	1,050,000	650,000	36,194	8,771
Fair value hedges.	1,100,000	1,100,000	(53,304)	(30,112)
Total interest rate hedges	$2,150,000	$2,000,000	$(17,110)	$(19,191)
Foreign currency hedges
Sell Canadian Dollar forward	CAD 16,125	CAD 11,512	$236	$71
Buy Euro forward	€460	€632	10	(11)
Cross currency Euro swap	€3,080	€3,740	(202)	134
Sell GBP forward	£25,000	£16,077	(533)	477
Total foreign currency hedges			$(489)	$671

On June 29, 2006, the Company entered into a £25 million forward (approximately $46.2 million) maturing July 7, 2006. On June 25, 2006, two pay-fixed swaps each with notional amounts of $125.0 million expired. In April 2006, through TimberStar, the Company entered into seven forward starting swaps, two

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11—Risk Management and Use of Financial Instruments (Continued)

with notional amounts of $50.0 million and five with notional amounts of $100.0 million. All seven forward starting swaps have ten-year terms and rates ranging from 5.495% to 5.604%. On February 17, 2006, four forward starting swaps all with notional amounts of $50.0 million, ten-year terms and rates from 4.610% to 4.483% were settled in connection with the Company’s issuance of $500.0 million of ten-year Senior Notes which were priced on February 16, 2006. The cash settlement amount is being amortized into “Interest expense” on the Company’s Consolidated Statements of Operations through the maturity of the Senior Notes.

At June 30, 2006, derivatives with a fair value of $27.2 million were included in “Deferred expenses other assets” and derivatives with a fair value of $41.1 million were included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Financial Statements.

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

Substantially all of the Company’s CTL assets (including those held by joint ventures) and loans and other lending investments are collateralized by facilities located in the United States, with California (18.0%) representing the only significant concentration (greater than 10.0%) as of June 30, 2006. The Company’s investments also contain significant concentrations in the following asset types as of June 30, 2006: office-CTL (18.1%), industrial/R&D (14.8%), retail (13.2%) and apartment/residential (10.2%).

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

Note 12—Stock-Based Compensation Plans and Employee Benefits

The Company’s 2006 Long-Term Incentive Plan (the “Plan”) is designed to provide equity-based incentive compensation for officers, key employees, directors, consultants and advisers of the Company. This Plan was effective May 31, 2006 and replaces the original 1996 Long-Term Incentive Plan. The Plan provides for awards of stock options, shares of restricted stock, phantom shares, dividend equivalent rights and other performance awards. There is a maximum of 4,550,000 shares of Common Stock available for awards under the Plan provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 1.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan are at the discretion of the Board of Directors or a committee of the Board of Directors. At June 30, 2006, options to purchase approximately 1.2 million shares of Common Stock were outstanding and approximately 480,000 shares of restricted stock were outstanding. These were all issued under the original 1996 Long-Term Incentive Plan. A total of approximately 4.5 million shares remain available for awards under the Plan as of June 30, 2006.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

Changes in options outstanding during the six months ended June 30, 2006 are as follows ($ in thousands, except for weighted average strike price):

	Number of Shares			Weighted	Aggregate
	Employees	Non-Employee Directors	Other	Average Strike Price	Intrinsic Value
Options Outstanding, December 31, 2005	850,732	96,894	284,366	$17.86
Granted in 2006	—	—	—	$—
Exercised in 2006	(19,651)	(6,900)	(17,230)	$20.47
Forfeited in 2006	(333)	—	—	$19.69
Options Outstanding, June 30, 2006	830,748	89,994	267,136	$17.76	$23,834

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2006:

Exercise Price	Options Outstanding and Exercisable	Remaining Contractual Life
$14.72	472,121	2.65
$16.88	396,322	3.51
$17.38	16,667	3.71
$19.69	168,982	4.51
$24.94	40,000	4.88
$26.97	2,000	4.96
$27.00	25,000	4.99
$28.54	3,396	1.85
$29.82	58,296	5.92
$55.39	5,094	2.92
	1,187,878

In the third quarter 2002 (with retroactive application to the beginning of the calendar year), the Company adopted the fair value method of accounting for options issued to employees or directors, as allowed under Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” and further amended by SFAS No. 123R. Accordingly, the Company recognizes a charge equal to the fair value of these options at the date of grant multiplied by the number of options issued. This charge is amortized over the related remaining vesting terms to individual employees as additional compensation. There were 15,500 options issued during the year ended December 31, 2003 with a strike price of $14.72. These options were fully vested as of December 31, 2005. The Company has not issued any options since 2003. Cash received from option exercises during the three and six months ended June 30, 2006 was approximately $343,000 and $896,000, respectively. The Company issues new shares to satisfy these option exercises.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

Changes in non-vested restricted stock units during the six months ended June 30, 2006 (shares and aggregate intrinsic value in thousands):

Non-Vested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested at December 31, 2005	94	$39.06
Granted	432	36.71
Vested	(31)	36.07
Forfeited	(15)	37.38
Nonvested at June 30, 2006	480	$37.04	$18,106

During the six months ended June 30, 2006, the Company granted 431,794 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 417,566 remain outstanding. Dividends are paid on these restricted stock units as dividends are paid on shares of the Company’s Common Stock. These dividends are accounted for in a manner consistent with the Company’s Common Stock dividends, as a reduction to retained earnings.

During the year ended December 31, 2005, the Company granted 68,730 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 50,938 remain outstanding

During the year ended December 31, 2004, the Company granted 36,205 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 10,620 remain outstanding. In addition, in connection with the Chief Executive Officer’s employment agreement 236,167 restricted shares were issued on March 31, 2004 (see detailed information below).

During the year ended December 31, 2003, the Company granted 40,600 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 500 remain outstanding.

For accounting purposes, the Company measures compensation costs for these shares, not including any contingently issuable shares, as of the date of the grant and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the respective vesting/service period. Such amounts appear on the Company’s Consolidated Statements of Operations in “General and administrative.” As of June 30, 2006, there was $13.9 million of total unrecognized compensation cost related to non-vested restricted stock units. That cost is expected to be recognized over a period of three years.

During the year ended December 31, 2004, the Company entered into a three-year employment agreement with its President. This initial three-year term, and any subsequent one-year renewal term, will automatically be extended for an additional year, unless earlier terminated by prior notice from the Company or the President. Under the agreement, the President receives an annual base salary of $350,000, subject to an annual review for upward (but not downward) adjustment. Beginning with the fiscal year ended December 31, 2005, he was eligible to receive a target bonus of $650,000, subject to annual review for upward adjustment. In addition, the President purchased a 20% interest in both the Company’s 2005 and 2006 high performance unit program for senior executive officers, a 25% interest in the Company’s 2007 high performance unit program for senior executive officers and a 35% interest in the Company’s 2008 high performance unit program for senior executive officers (see High Performance Unit Program

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

discussion below). This performance program was approved by the Company’s shareholders in 2003 and is described in detail in the Company’s 2003 and 2005 annual proxy statement. As of June 30, 2006, the purchase price of approximately $288,000, $101,000, $91,000 and $139,000 for the 2005, 2006, 2007 and 2008 plans, respectively, was paid by the President. Further, the President has the opportunity to purchase a 35% interest in the Company’s 2009 high performance unit program for senior executive officers. The purchase price for all plans was based upon a valuation prepared by an independent investment-banking firm. The interests purchased by the President will have no value to him unless the Company achieves total shareholder returns in excess of those achieved by peer group indices, all as more fully described in the Company’s 2003 and 2005 annual proxy statement. The President is also entitled to an allocation of 25% of the interests in the Company’s proposed New Business Crossed Incentive Compensation Program, or an alternative plan.

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

In addition, the Chief Executive Officer purchased an 80%, 75% and 70% interest in the Company’s 2006, 2007 and 2008 high performance unit program for senior executive officers, respectively (see High Performance Unit Program discussion below). This performance program was approved by the Company’s shareholders in 2003 and is described in detail in the Company’s 2003 and 2005 annual proxy statement. As of June 30, 2006, the purchase price of approximately $286,000, $274,000 and $325,000 for the 2006, 2007 and 2008 plans, respectively, was paid by the Chief Executive Officer. The purchase price for all plans was based upon a valuation prepared by an independent investment-banking firm. The interests purchased by the Chief Executive Officer will have no value to him unless the Company achieves total shareholder returns in excess of those achieved by peer group indices, all as more fully described in the Company’s 2003 and 2005 annual proxy statement.

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

Four plans within the program completed their valuation periods as of June 30, 2006: the 2002 plan, the 2003 plan, the 2004 plan and the 2005 plan. Each plan has 5,000 shares of High Performance Common Stock associated with it. Each share of High Performance Common Stock carries 0.25 votes per share.

For these plans, the Company’s performance was measured over a one-year and two-year valuation period, ending on December 31, 2002 and 2003, respectively and a three-year valuation period ending on December 31, 2004 and 2005. The end of the valuation period (i.e., the “valuation date”) will be accelerated if there is a change in control of the Company. The High Performance Common Stock has a nominal value unless the total rate of shareholder return for the relevant valuation period exceeds the greater of: (1) 10%, 20%, 30%, or 30% for the 2002 plan, the 2003 plan, the 2004 plan and the 2005 plan, respectively; and (2) a weighted industry index total rate of return consisting of equal weightings of the Russell 1000 Financial Index and the Morgan Stanley REIT Index for the relevant period.

If the total rate of return on the Company’s Common Stock exceeds the threshold performance levels for a particular plan, then distributions will be paid on the shares of High Performance Common Stock related to that plan in the same amounts and at the same times as distributions are paid on a number of shares of the Company’s Common Stock equal to the following: 7.5% of the Company’s excess total rate of return (over the higher of the two threshold performance levels) multiplied by the weighted average market value of the Company’s common equity capitalization during the measurement period, all as divided by the average closing price of a share of the Company’s Common Stock for the 20 trading days immediately preceding the applicable valuation date.

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

New 2006, 2007 and 2008 plans have been established with a three-year valuation period ending December 31, 2006, 2007 and 2008, respectively. Awards under the 2006 plan, the 2007 plan and the 2008 plan were approved in January 2004, 2005 and 2006, respectively. The 2006 plan, 2007 plan and 2008 plan each have 5,000 shares of High Performance Common Stock with an aggregate initial purchase price of $715,000, $643,000 and $725,000, respectively. As of June 30, 2006, the Company had received a net contribution of $607,000,  $539,000 and $709,000 under the 2006 plan, the 2007 plan and the 2008 plan, respectively. The purchase price of the High Performance Common Stock was established by the Company’s Board of Directors based upon, among other things, an independent valuation from a major securities firm. The provisions of the 2006 plan, the 2007 plan and the 2008 plan are substantially the same as the prior plans.

In addition to these plans, a high performance unit program for senior executive officers has been established with three-year valuation periods ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively. The provisions of these plans are substantially the same as the high performance unit programs for employees except that the plans are limited to 0.50% of the average monthly number of fully diluted shares of the Company’s Common Stock during the valuation period.

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

401(k) Plan

Effective November 4, 1999, the Company implemented a savings and retirement plan (the “401(k) Plan”), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Board of Directors, the Company may make matching contributions on the participant’s behalf of up to 50.00% of the first 10.00% of the participant’s annual compensation. The Company made gross contributions of approximately $100,000 and $145,000 for the three months ended June 30, 2006 and 2005, respectively, and $539,000 and $513,000 for the six months ended June 30, 2006 and 2005, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13—Earnings Per Share

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three and six months ended June 30, 2006 and 2005, respectively (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Income from continuing operations	$87,245	$76,785	$172,211	$145,525
Preferred dividend requirements	(10,580)	(10,580)	(21,160)	(21,160)
Income allocable to common shareholders and HPU holders before income from discontinued operations and gain from discontinued operations(1)	76,665	66,205	151,051	124,365
Income from discontinued operations	901	1,547	1,739	3,126
Gain from discontinued operations	2,353	407	4,536	407
Net income allocable to common shareholders and HPU holders(1)	$79,919	$68,159	$157,326	$127,898
Denominator:
Weighted average common shares outstanding for basic earnings per common share	113,282	112,624	113,263	112,050
Add: effect of assumed shares issued under treasury stock method for stock options, restricted shares and warrants	773	770	769	784
Add: effect of contingent shares	—	109	—	109
Add: effect of joint venture shares	349	298	349	298
Weighted average common shares outstanding for diluted earnings per common share	114,404	113,801	114,381	113,241
Basic earnings per common share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations(2)	$0.66	$0.57	$1.30	$1.08
Income from discontinued operations	0.01	0.02	0.02	0.03
Gain from discontinued operations	0.02	0.00	0.04	0.00
Net income allocable to common shareholders(2)	$0.69	$0.59	$1.36	$1.11
Diluted earnings per common share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations(3)(4)	$0.65	$0.57	$1.29	$1.07
Income from discontinued operations	0.01	0.01	0.01	0.03
Gain from discontinued operations	0.02	0.00	0.04	0.00
Net income allocable to common shareholders(3)(4).	$0.68	$0.58	$1.34	$1.10

Explanatory Notes:

(1)             HPU holders are Company employees who purchased high performance common stock units under the Company’s High Performance Unit Program.

(2)             For the three months ended June 30, 2006 and 2005, excludes $1,953 and $1,675 of net income allocable to HPU holders, respectively. For the six months ended June 30, 2006 and 2005, excludes $3,846 and $3,159 of net income allocable to HPU holders, respectively.

(3)             For the three months ended June 30, 2006 and 2005, excludes $1,935 and $1,659 of net income allocable to HPU holders diluted, respectively. For the six months ended June 30, 2006 and 2005, excludes $3,811 and $3,126 of net income allocable to HPU holders diluted, respectively.

(4)             For the three months ended June 30, 2006 and 2005, includes $28 and $0 of joint venture income, respectively.  For the six months ended June 30, 2006 and 2005, includes $56 and $0 of joint venture income, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13—Earnings Per Share (Continued)

For the three and six months ended June 30, 2006 and 2005, the following shares were antidilutive (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Stock options	5	5	5	5
Joint venture shares	52	52	52	52

Note 14—Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income” requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. Total comprehensive income was $108.0 million and $68.8 million for the three months ended June 30, 2006 and 2005, respectively, and $212.9 million and $137.9 million for the six months ended June 30, 2006 and 2005, respectively. The primary components of comprehensive income, other than net income, consist of amounts attributable to the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges and changes in the fair value of the Company’s available-for-sale investments.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net income	$90,499	$78,739	$178,486	$149,058
Other comprehensive income:
Reclassification of (gains)/losses on securities into earnings upon realization	—	(2,754)	—	(2,737)
Reclassification of (gains)/losses on qualifying cash flow hedges into earnings	(1,545)	72	(2,749)	(143)
Unrealized gains/(losses) on available-for-sale investments	(318)	103	607	(365)
Unrealized gains/(losses) on cash flow hedges	19,316	(7,336)	36,551	(7,902)
Comprehensive income	$107,952	$68,824	$212,895	$137,911

Unrealized gains/losses on available-for-sale investments and cash flow hedges are recorded as adjustments to shareholders’ equity through “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets and are not included in net income unless realized.

As of June 30, 2006 and December 31, 2005, accumulated other comprehensive income reflected in the Company’s shareholders’ equity is comprised of the following (in thousands):

	As of June 30, 2006	As of December 31, 2005
Unrealized gains on available-for-sale investments	$2,752	$2,145
Unrealized gains on cash flow hedges	45,542	11,740
Accumulated other comprehensive income	$48,294	$13,885

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

Total dividends declared by the Company aggregated $87.2 million, or $0.77 per share of Common Stock during the six months ended June 30, 2006. This dividend, paid on April 28, 2006 was applicable to the three months ended March 31, 2006 and payable to shareholders of record and holders of certain share equivalents on April 14, 2006. On July 5, 2006, the Company declared a dividend of approximately $88.3 million or $0.77 per common share applicable to the second quarter and payable to shareholders of record and holders of certain share equivalents on July 17, 2006. The Company also declared dividends aggregating $4.0 million, $5.5 million, $3.9 million, $3.1 million and $4.7 million, respectively, on its Series D, E, F, G and I preferred stock, respectively, for the six months ended June 30, 2006. There are no dividend arrearages on any of the preferred shares currently outstanding.

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

Holders of shares of the Series F preferred stock are entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 7.80% per annum of the $25.00 liquidation preference, equivalent to a fixed

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 15—Dividends (Continued)

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

The Company also pays dividends on the 417,566 outstanding restricted stock units that were granted to employees during the six months ended June 30, 2006. The dividend payments began with the dividend paid on April 28, 2006, of which approximately $323,000 was distributed to employees.

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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 16—Segment Reporting (Continued)

The Company evaluates performance based on the following financial measures for each segment (in thousands):

	Real Estate Lending	Corporate Tenant Leasing	Corporate/ Other(1)	Company Total
Three months ended June 30, 2006:
Total revenues(2):	$145,387	$86,921	$4,482	$236,790
Equity in earnings from joint ventures	—	(107)	874	767
Total operating and interest expense(3):	3,024	30,834	115,633	149,491
Net operating income(4):	142,363	55,980	(110,277)	88,066
Three months ended June 30, 2005:
Total revenues(2):	$113,542	$76,511	$6,592	$196,645
Equity in earnings from joint ventures	—	(113)	108	(5)
Total operating and interest expense(3):	6,117	37,169	76,495	119,781
Net operating income(4):	107,425	39,229	(69,795)	76,859
Six months ended June 30, 2006:
Total revenues(2):	$279,925	$171,037	$9,361	$460,323
Equity in earnings from joint ventures	—	(217)	1,270	1,053
Total operating and interest expense(3):	4,811	61,065	222,220	288,096
Net operating income(4):	275,114	109,755	(211,589)	173,280
Six months ended June 30, 2005:
Total revenues(2):	$213,741	$151,771	$10,416	$375,928
Equity in earnings from joint ventures	—	(273)	108	(165)
Total operating and interest expense(3):	14,691	73,037	142,230	229,958
Net operating income(4):	199,050	78,461	(131,706)	145,805
As of June 30, 2006:
Total long-lived assets(5):	$5,338,334	$3,098,797	$148,751	8,585,882
Total assets:	5,397,998	3,290,924	561,596	9,250,518
As of December 31, 2005:
Total long-lived assets(5):	$4,661,915	$3,115,361	$152,114	7,929,390
Total assets:	4,705,525	3,293,048	533,723	8,532,296

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

(3)             Total operating and interest expense represents provision for loan losses for the Real Estate Lending business and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. Interest expense on unsecured notes and the unsecured and secured revolving credit facilities and general and administrative expense is included in Corporate and Other for all periods. Depreciation and amortization of $19.4 million and $17.8 million for the three months ended June 30, 2006 and 2005, respectively, and $38.5 million and $35.2 million for the six months ended June 30, 2006 and 2005, respectively, are included in the amounts presented above.

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

—     although interest rates have risen, they remain at historically low levels which has resulted in continued high prepayment levels on the Company’s lending investments;

—     default rates on commercial mortgages remain low; and

—     record levels of real estate securitization activity has led to more aggressive pricing of assets and public availability of information regarding real estate assets.

During the period covered by this Report, the Company experienced no material changes in its key annual profitability measures, key factors that affect its profitability or key trends discussed in the Introduction section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Investors are also encouraged to read the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Results of Operations

During the quarter ended June 30, 2006, the Company signed a lease termination agreement with a customer that occupied 12 facilities that were subject to separate cross-defaulted leases and recognized one-time termination fee income.  Subsequent to the termination, the Company reclassified six of the facilities as held for sale and determined that they were impaired which resulted in a one-time impairment charge (see Note 5 – Corporate Tenant Lease Assets on the Company’s Consolidated Financial Statements for further discussion).

The recognition of the termination fee income and the impairment charge resulted in a net one-time positive impact to net income for the three and six months ended June 30, 2006 of $4.0 million.  As a result of the termination, the Company’s quarterly operating lease income from these 12 facilities will decrease by approximately $608,000.

The following table summarizes the Company’s results of operations for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 ($ in thousands):

	For the Three Months Ended
	June 30, 2006	June 30, 2005	$ Change	% Change	Explanation
Interest income	$135,075	$105,869	$29,206	28%	(1)
Operating lease income	83,154	76,511	6,643	9%
Other income	18,561	14,265	4,296	30%	(2)
Interest expense	101,351	81,654	19,697	24%	(3)
Operating costs—corporate tenant lease assets	6,309	5,544	765	14%	(4)
Depreciation and amortization	19,407	17,776	1,631	9%
General and administrative	20,424	14,807	5,617	38%	(5)
Provision for loan losses	2,000	—	2,000	>100%	(6)
Equity in earnings (loss) from joint ventures	767	(5)	772	>100%	(7)
Income from discontinued operations	901	1,547	(646)	42%	(8)
Gain from discontinued operations	2,353	407	1,946	100%	(8)

Explanatory Notes:

(1)          This increase was primarily due to $65.8 million of interest income on new originations or additional fundings, offset by a $41.5 million decrease from the repayment of loans and other lending investments. This increase was also due to an increase in interest income on the Company’s variable-rate lending investments as a result of higher average one-month LIBOR rates of 5.09% in 2006, compared to 3.11% in 2005.

(2)          During the three months ended June 30, 2006, other income included income from loan repayments and prepayment penalties of $10.1 million, gross profit from timber operations of $387,000, lease termination fees of $3.8 million, income from other investments of $3.1 million and asset management, mortgage servicing and other income of approximately $1.3 million. During the three months ended June 30, 2005, other income included income from loan repayments and prepayment penalties of $7.7 million, realized gains on sale of marketable securities of $2.9 million, income from other investments of  $3.2 million, gross profit from timber operations of $270,000 and other income of approximately $197,000.

(3)          This increase was primarily due to higher average borrowings on the Company’s unsecured revolving credit facility. This increase was also due to higher average one-month LIBOR rates, which averaged 5.09% in 2006 compared to 3.11% in 2005 and higher average three-month LIBOR rates, which averaged 5.22% in 2006 compared to 3.29% in 2005, on the unhedged portion of the Company’s variable-rate debt and was partially offset by a $1.8 million decrease in amortization of deferred financing costs on the Company’s debt obligations in 2006 compared to the same period in 2005.

(4)          This increase is primarily related to new CTL investments, higher unrecoverable operating costs due to vacancies and lease modifications on certain CTL assets.

(5)          This increase is primarily due to an increase in compensation and office related costs resulting from employee growth.

(6)          The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company’s assessment of general market conditions, the Company’s internal risk management policies and credit risk rating system, industry loss experience, the Company’s assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, the Company recorded $2.0 million of additional provision for loan losses in the quarter ended June 30, 2006, after review of these items.

(7)          This increase is primarily due to the improved quarterly performance of the Company’s investment in Oak Hill (see Note 6 to the Company’s Consolidated Financial Statements).

(8)          During 2006, the Company disposed of one CTL asset for net proceeds of $12.8 million and recognized a gain of approximately $2.4 million. During 2005, the Company disposed of one CTL asset for net proceeds of approximately $6.0 million and recognized a gain of approximately $407,000. The operating income earned by the Company prior to the sale is classified as “discontinued operations.” In addition, the operating income and a $7.6 million impairment associated with six facilities reclassified into “Assets held for sale” as of June 30, 2006 are included in discontinued operations.

The following table summarizes the Company’s results of operations for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 ($ in thousands):

	For the Six Months Ended
	June 30, 2006	June 30, 2005	$ Change	% Change	Explanation
Interest income	$261,124	$197,487	$63,637	32%	(1)
Operating lease income	166,373	151,571	14,802	10%
Other income	32,826	26,870	5,956	22%	(2)
Interest expense	194,885	150,605	44,280	29%	(3)
Operating costs—corporate tenant lease assets	12,108	11,066	1,042	9%
Depreciation and amortization	38,547	35,227	3,320	9%
General and administrative	39,556	30,810	8,746	28%	(4)
Provision for loan losses	3,000	2,250	750	33%	(5)
Equity in earnings (loss) from joint ventures	1,053	(165)	1,218	>100%	(6)
Income from discontinued operations	1,739	3,126	(1,387)	44%	(7)
Gain from discontinued operations	4,536	407	4,129	>100%	(7)

Explanatory Notes:

(1)          This increase was primarily due to $135.7 million of interest income on new originations or additional fundings, offset by a $76.2 million decrease from the repayment of loans and other lending investments. This increase was also due to an increase in interest income on the Company’s variable-rate lending investments as a result of higher average one-month LIBOR rates of 4.85% in 2006, compared to 2.88% in 2005.

(2)          During the six months ended June 30, 2006, other income included income from loan repayments and prepayment penalties of $18.1 million, gross profit from timber operations of $3.0 million, lease termination fees of $4.7 million, income from other investments of $4.4 million and asset management, mortgage servicing and other income of approximately $2.6 million. During the six months ended June 30, 2005, other income included income from loan repayments and prepayment penalties of $16.2 million, income from other investments of $6.4 million, realized gains on sale of marketable securities of $3.2 million, gross profit from timber operations of $397,000, other income of approximately $364,000 and lease termination fees of $200,000.

(3)          This increase was primarily due to higher average borrowings on the Company’s unsecured revolving credit facility. This increase was also due to higher average one-month LIBOR rates, which averaged 4.85% in 2006 compared to 2.88% in 2005 and higher average three-month LIBOR rates, which averaged 5.00% in 2006 compared to 3.10% in 2005, on the unhedged portion of the Company’s variable-rate debt and was partially offset by a $3.2 million decrease in amortization of deferred financing costs on the Company’s debt obligations in 2006 compared to the same period in 2005.

(4)          This increase is primarily due to an increase in compensation and office related costs resulting from employee growth.

(5)          The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company’s assessment of general market conditions, the Company’s internal risk management policies and credit risk rating system, industry loss experience, the Company’s assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, the Company recorded $3.0 million of additional provision for loan losses in the six months ended June 30, 2006, after review of these items.

(6)          This increase is primarily due to the improved performance during 2006 of the Company’s investment in Oak Hill (see Note 6 to the Company’s Consolidated Financial Statements).

(7)          During 2006, the Company disposed of three CTL assets for net proceeds of $21.9 million and recognized a gain of approximately $4.5 million. During 2005, the Company disposed of one CTL asset for net proceeds of approximately $6.0 million and recognized a gain of approximately $407,000. The operating income earned by the Company prior to their sale is classified as “discontinued operations.” In addition, the operating income and a $7.6 million impairment associated with six facilities reclassified into “Assets held for sale” as of June 30, 2006 are included in discontinued operations.

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

The Company believes that in addition to net income, adjusted earnings is a helpful measure to consider, because this measure helps the Company to evaluate how its commercial real estate finance business is performing compared to other commercial finance companies, without the effects of certain GAAP adjustments that are not necessarily indicative of current operating performance. The most significant GAAP adjustments that the Company excludes in determining adjusted earnings are depreciation, depletion and amortization. As a commercial finance company that focuses on real estate lending and corporate tenant leasing, the Company records significant depreciation on its real estate assets and amortization of deferred financing costs associated with its borrowings. The Company also records depletion on its timber assets, although depletion amounts are currently insignificant. Depreciation, depletion and amortization do not affect the Company’s daily operations, but they do impact financial results under GAAP. By measuring its performance using adjusted earnings and net income, the Company is able to evaluate how its business is performing both before and after giving effect to recurring GAAP adjustments such as depreciation, depletion and amortization and, in the case of adjusted earnings, after including earnings from its joint venture interests on the same basis and excluding gains or losses from the sale of assets that will no longer be part of its continuing operations.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
	(Unaudited)
Adjusted earnings:
Net income allocable to common shareholders and HPU holders	$79,919	$68,159	$157,326	$127,898
Add: Joint venture income	30	33	60	75
Add: Depreciation, depletion and amortization	20,021	18,381	41,033	36,531
Add: Joint venture depreciation and amortization	2,724	2,707	5,448	2,842
Add: Amortization of deferred financing costs	6,155	7,975	12,268	15,501
Less: Gain from discontinued operations	(2,353)	(407)	(4,536)	(407)
Adjusted diluted earnings allocable to common shareholders and HPU holder(1)	$106,496	$96,848	$211,599	$182,440
Weighted average diluted common shares outstanding(2)	114,404	113,853	114,381	113,292

Explanatory Notes:

(1)          HPU holders are Company employees who purchased high performance common stock units under the Company’s High Performance Unit Program. For the three months ended June 30, 2006 and 2005 adjusted diluted earnings allocable to common shareholders and HPU holders includes $2,578 and $2,356 of adjusted earnings allocable to HPU holders, respectively. For the six months ended June 30, 2006 and 2005 adjusted diluted earnings allocable to common shareholders and HPU holders includes $5,124 and $4,457 of adjusted earnings allocable to HPU holders, respectively.

(2)          In addition to the GAAP defined weighted average diluted shares outstanding these balances include an additional 52,000 shares for both the three and six months ended June 30, 2005 relating to the additional dilution of joint venture shares.

Risk Management

Loans and Other Lending Investments Credit Statistics—The table below summarizes the Company’s loans and other lending investments that are more than 90-days past due in scheduled payments and details the reserve for loan losses associated with the Company’s lending investments as of June 30, 2006 and December 31, 2005 as well as charge-offs for the six months ended June 30, 2006 and for the year ended December 31, 2005 (in thousands):

	As of June 30, 2006		As of December 31, 2005
Carrying value of loans past due 90 days or more/
As a percentage of total assets	$29,294	0.32%	$35,291	0.41%
As a percentage of total loans		0.54%		0.75%
Reserve for loan losses/
As a percentage of total assets	$49,876	0.54%	$46,876	0.55%
As a percentage of total loans		0.93%		1.00%
Net charge-offs/
As a percentage of total assets	$—	0.00%	$—	0.00%
As a percentage of total loans		0.00%		0.00%

Non-Performing Loans—Non-performing loans includes all loans on non-accrual status and repossessed real estate collateral. The Company transfers loans to non-accrual status at such time as: (1) management determines the borrower is incapable of, or has ceased efforts towards, curing the cause of an impairment; (2) the loan becomes 90 days delinquent; (3) the loan has a maturity default; or (4) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. As of June 30, 2006, the Company’s non-performing loans included two non-accrual loans with an aggregate carrying value of $29.3 million, or 0.32% of total assets, compared to 0.41% at December 31, 2005, and no repossessed real estate collateral. Management believes there is adequate collateral to support the book values of the assets.

Watch List Assets—The Company conducts a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an “early warning system.” As of June 30, 2006, the Company had two assets on its credit watch list, excluding those assets included in non-performing loans above, with an aggregate carrying value of $14.9 million, or 0.16% of total assets.

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

The following table outlines the contractual obligations related to the Company’s long-term debt agreements and operating lease obligations as of June 30, 2006. There are no other long-term liabilities of the Company that would constitute a contractual obligation.

		Principal Payments Due By Period(1)
	Total	Less Than 1 Year	2-3 Years	4-5 Years	6-10 Years	After 10 Years
	(In thousands)
Long-Term Debt Obligations:
Unsecured notes	$5,167,022	$200,000	$1,400,000	$1,100,000	$2,467,022	$—
Unsecured revolving credit facilities	905,157	—	—	905,157	—	—
Secured term loans	423,509	93,438	146,753	21,334	75,019	86,965
Trust Preferred	100,000	—	—	—	—	100,000
Total	6,595,688	293,438	1,546,753	2,026,491	2,542,041	186,965
Operating Lease Obligations:(2)	52,492	6,017	13,403	10,144	12,411	10,517
Total(3)	$6,648,180	$299,455	$1,560,156	$2,036,635	$2,554,452	$197,482

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

The Company’s primary credit facility is an unsecured credit facility totaling $2.20 billion that bears interest at LIBOR + 0.525% per annum and matures in June 2011. At June 30, 2006, the Company had $905.2 million drawn under this facility (see Note 9 to the Company’s Consolidated Financial Statements). The Company also has one LIBOR-based secured revolving credit facility with an aggregate maximum capacity of $500.0 million, of which there was no balance drawn as of June 30, 2006. Availability under the secured credit facility is based on collateral provided under a borrowing base calculation.

The Company’s debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels and a requirement to maintain specified ratios of unsecured indebtedness compared to unencumbered assets. As a result of the upgrades of the Company’s senior unsecured debt ratings by S&P, Moody’s and Fitch, in January and February 2006, the financial covenants in some series of the Company’s publicly held debt securities are not operative.

Significant non-financial covenants include a requirement in some series of its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of June 30, 2006, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

Unencumbered Assets/Unsecured Debt—The Company has completed the migration of its balance sheet towards unsecured debt, which generally results in a corresponding reduction of secured debt and an increase in unencumbered assets. The exact timing in which the Company will issue or borrow unsecured debt will be subject to market conditions. The following table shows the ratio of unencumbered assets to unsecured debt at June 30, 2006 and December 31, 2005 (in thousands):

	As of June 30, 2006	As of December 31, 2005
Total Unencumbered Assets	$8,796,046	$8,129,358
Total Unsecured Debt(1)	$6,172,179	$5,559,022
Unencumbered Assets/Unsecured Debt	143%	146%

Explanatory Note:

(1)           See Note 9 to the Company’s Consolidated Financial Statements for a more detailed description of the Company’s unsecured debt.

Capital Markets Activity—During the six months ended June 30, 2006, the Company issued $1.0 billion aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 5.65% to 5.875% and maturing between 2011 and 2016. The Company primarily used the proceeds from the issuance of these securities to repay outstanding indebtedness under its unsecured revolving credit facility.

In addition, the Company’s $50.0 million of 7.95% Senior Notes matured in May 2006.

Unsecured/Secured Credit Facilities Activity—On January 9, 2006, the Company extended the maturity on its remaining secured facility to January 2009, reduced its capacity from $700.0 million to $500.0 million and lowered its interest rates to LIBOR + 1.00% to 2.00% from LIBOR + 1.40% to 2.15%.

In January 2006, the Company completed two new uncommited lines of credit with leading financial institutions in order to borrow funds in foreign denominations. One line of credit to borrow British Pounds Sterling, with a rate of UK LIBOR + 0.70%, originally matured in June 2006, but was extended for one month to mature in July 2006. The other line of credit to borrow Euros with a rate of Euribor + 0.70%, which originally matured in December 2006 was terminated on June 30, 2006 in connection with the new amended and restated unsecured revolving credit facility.

In February 2006, the unsecured credit facility’s interest rate decreased to LIBOR + 0.70% and the annual facility fee decreased to 15 basis points. It was decreased to this amount from LIBOR + 0.875% and a 17.5 basis point annual facility fee, due to an upgrade in the Company’s senior unsecured debt rating in January and February 2006. On June 28, 2006, the unsecured facility was amended and restated. The commitment increasedd to $2.20 billion, of which up to $750.0 million can be borrowed in mulit-currency commitments. The rate on the facility decreased to LIBOR + 0.525% and the annual facility fee decreased to 12.5 basis points.

Other Financing Activity—During the six months ended June 30, 2006, the portion of the $200.0 million term financing that was secured by certain commercial mortgage-backed securities was extended for one month and then matured on February 13, 2006. Subsequent to quarter end, the portion of this financing that was secured by corporate bonds was extended for one year to August 2007 and the rate on the loan was reduced to LIBOR + 0.22% to LIBOR + 0.65% from LIBOR + 0.25% to LIBOR + 0.70%. In addition, on May 31, 2006, the Company began a loan participation program which serves as an alternative to borrowing funds from the Company’s revolving credit facilities. The loan participations are short-term bank loans funded in the secondary market with fixed maturity dates typically ranging from overnight to 90 days. There was no amount outstanding under this program at June 30, 2006.

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

The following table represents the notional principal and fair value amounts of interest rate swaps by class and the corresponding hedged liability positions and the Company’s foreign currency derivatives. The Company’s foreign currency derivatives do not use hedge accounting, but are marked to market under SFAS No. 133 (in thousands):

	Notional Amount as of June 30, 2006	Notional Amount as of December 31, 2005	Fair Value as of June 30, 2006	Fair Value as of December 31, 2005
Cash flow hedges
Interest rate swaps	$—	$250,000	$—	$2,150
Forward-starting interest rate swaps	1,050,000	650,000	36,194	8,771
Fair value hedges.	1,100,000	1,100,000	(53,304)	(30,112)
Total interest rate hedges	$2,150,000	$2,000,000	$(17,110)	$(19,191)
Foreign currency hedges
Sell Canadian Dollar forward	CAD 16,125	CAD 11,512	$236	$71
Buy Euro forward	€460	€632	10	(11)
Cross currency Euro swap	€3,080	€3,740	(202)	134
Sell GBP forward	£25,000	£16,077	(533)	477
Total foreign currency hedges			$(489)	$671

On June 29, 2006, the Company entered into a £25 million forward (approximately $46.2 million) maturing July 7, 2006. On June 25, 2006, two pay-fixed swaps each with notional amounts of $125.0 million expired. In April 2006, through TimberStar, the Company entered into seven forward starting swaps, two with notional amounts of $50.0 million and five with notional amounts of $100.0 million. All seven forward starting swaps have ten-year terms and rates ranging from 5.495% to 5.604%. On February 17, 2006, four forward starting swaps all with notional amounts of $50.0 million, ten-year terms and rates from 4.610% to 4.483% were settled in connection with the Company’s issuance of $500.0 million of ten-year Senior Notes which were priced on February 16, 2006. The cash settlement amount is being amortized into “Interest expense” on the Company’s Consolidated Statements of Operations through the maturity of the Senior Notes.

At June 30, 2006, derivatives with a fair value of $27.2 million were included in “Deferred expenses and other assets” and derivatives with a fair value of $41.1 million were included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Financial Statements.

Off-Balance Sheet Transactions—The Company is not dependent on the use of any off-balance sheet financing arrangements for liquidity. As of June 30, 2006, the Company did not have any CTL joint ventures accounted for under the equity method, which had third-party debt.

The Company’s STARs Notes were all on-balance sheet financings. These securitizations were prepaid on September 28, 2005.

The Company has certain discretionary and non-discretionary unfunded commitments related to its loans and other lending investments that it may be required to, or choose to, fund in the future. Discretionary commitments are those under which the Company has sole discretion with respect to future funding. Non-discretionary commitments are those that the Company is generally obligated to fund at the request of the borrower or upon the occurrence of events outside of the Company’s direct control. As of June 30, 2006, the Company had 46 loans with unfunded commitments totaling $1.91 billion, of which $48.0 million was discretionary and $1.86 billion was non-discretionary. In addition, the Company has $51.6 million of unfunded commitments, of which $3.3 million discretionary and $48.3 million was non-discretionary related to 12 CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon funding, the Company would receive additional operating lease income from the customers. In addition, the Company has $16.6 million of non-discretionary unfunded commitments related to 20 existing customers in the form of tenant improvements which were negotiated between the Company and customer at the commencement of the lease. Further, the Company had seven other investments with unfunded non-discretionary commitments of $70.7 million.

Ratings Triggers—The $2.20 billion unsecured revolving credit facility that the Company has in place at June 30, 2006 bears interest at LIBOR + 0.525% per annum based on the Company’s senior unsecured credit ratings of BBB from S&P, Baa2 from Moody’s and BBB from Fitch Ratings. Originally, this rate was reduced from LIBOR + 0.875% to LIBOR + 0.70% due to the Company achieving an investment grade senior unsecured debt rating from S&P and Moody’s in February 2006 and from Fitch in January 2006 (see below). The rate was further reduced to the current rate of LIBOR + 0.525% when the unsecured revolving credit facility was amended and restated in June 2006.

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

Except as described above, there are no other ratings triggers in any of the Company’s debt instruments or other operating or financial agreements at June 30, 2006.

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

DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company’s shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company’s shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company’s sole discretion. Shares issued under the plan may reflect a discount of up to 3.00% from the prevailing market price of the Company’s Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three months ended June 30, 2006 and 2005, the Company issued a total of approximately 19,000 and 14,000 shares of its Common Stock, respectively, and during the six months ended June 30, 2006 and 2005, the Company issued a total of approximately 31,000 and 25,000 shares of its Common stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three months ended June 30, 2006 and 2005, were approximately $714,000 and $563,000, respectively, and $1.2 million and $1.0 million during the six months ended June 30, 2006 and 2005, respectively. There are approximately 2.7 million shares available for issuance under the plan as of June 30, 2006.

Stock Repurchase Program—The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of June 30, 2006, the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. The Company has not repurchased any shares under the stock repurchase program since November 2000, however the Company issued approximately 1.2 million shares of its treasury stock during 2005.

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

None

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 31, 2006.

1.    Election of Directors.   At the meeting, eight directors were elected for terms expiring in 2007. For each nominee, the numbers of votes cast for and withheld were as follows:

NOMINEE	FOR	WITHHELD
Jay Sugarman	105,271,372	1,565,044
Willis Andersen, Jr..	104,922,489	1,913,927
Glenn R. August	105,452,739	1,383,677
Robert W. Holman, Jr.	104,952,870	1,883,546
Robin Josephs	104,934,879	1,901,537
John G. McDonald	104,021,778	2,814,638
George R. Puskar	105,445,473	1,390,943
Jeffrey A. Weber	104,941,738	1,894,678

2.    Charter Amendments.   Also at the meeting, the shareholders approved certain amendments to the Company’s charter. The numbers of votes cast for and against the proposal, the number of abstentions and the number of broker non-votes were as follows:

FOR	AGAINST	ABSTAIN	NON-VOTES
81,741,015	850,861	337,008	23,907,532

3.    iStar Financial Inc. 2006 Long-Term Incentive Plan.   Also at the meeting, the shareholders approved the iStar Financial Inc. 2006 Long-Term Incentive Plan. The numbers of votes cast for and against the proposal, the number of abstentions and the number of broker non-votes were as follows:

FOR	AGAINST	ABSTAIN	NON-VOTES
74,990,428	7,654,833	283,623	23,907,532

4.    Ratification of Auditors.   Also at the meeting, the selection of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the year ending December 31, 2006 was ratified. The number of votes cast for and against the ratification of the selection of accountants and the number of abstentions were as follows:

FOR	AGAINST	ABSTAIN
104,790,616	853,300	1,192,500

ITEM 5.                OTHER INFORMATION

None

ITEM 6.                EXHIBITS

a.                Exhibits

10.1	Amended and Restated Revolving Credit Agreement among iStar Financial Inc. and JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A. as Syndication Agent dated June 28, 2006.
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSTAR FINANCIAL INC.
Registrant
Date: August 8, 2006	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and
Chief Executive Officer (Principal executive officer)
Date: August 8, 2006	/s/ CATHERINE D. RICE
Catherine D. Rice
Chief Financial Officer (Principal financial and accounting officer)