Form 10-Q
period 2006-09-30
ISTAR FINANCIAL INC
filed 2006-11-08
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 1, 2006, there were 113,838,126 shares of common stock of iStar Financial Inc. $0.001/par value per share outstanding (“Common Stock”).

iStar Financial Inc.
Index to Form 10-Q

PART I.   CONSOLIDATED FINANCIAL INFORMATION

Item 1.                        Financial Statements

iStar Financial Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	As of September 30, 2006	As of December 31, 2005
ASSETS
Loans and other lending investments, net	$6,123,911	$4,661,915
Corporate tenant lease assets, net	3,113,402	3,115,361
Other investments	395,054	240,470
Investments in joint ventures	194,985	202,128
Assets held for sale	12,016	—
Cash and cash equivalents	177,042	115,370
Restricted cash	74,474	28,804
Accrued interest and operating lease income receivable	67,794	32,166
Deferred operating lease income receivable	73,432	76,874
Deferred expenses and other assets	72,144	50,005
Goodwill	9,203	9,203
Total assets	$10,313,457	$8,532,296
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$206,535	$192,522
Debt obligations	7,517,251	5,859,592
Total liabilities	7,723,786	6,052,114
Commitments and contingencies	—	—
Minority interest in consolidated entities	54,657	33,511
Shareholders’ equity:
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at September 30, 2006 and December 31, 2005	4	4
Series E Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,600 shares issued and outstanding at September 30, 2006 and December 31, 2005	6	6
Series F Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at September 30, 2006 and December 31, 2005	4	4
Series G Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 3,200 shares issued and outstanding at September 30, 2006 and December 31, 2005	3	3
Series I Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,000 shares issued and outstanding at September 30, 2006 and December 31, 2005	5	5
High Performance Units	10,896	8,797
Common Stock, $0.001 par value, 200,000 shares authorized, 113,820 and 113,209 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	114	113
Options	2,001	6,450
Additional paid-in capital	2,916,897	2,886,434
Retained earnings (deficit)	(370,772)	(442,758)
Accumulated other comprehensive income (See Note 14)	2,128	13,885
Treasury stock (at cost)	(26,272)	(26,272)
Total shareholders’ equity	2,535,014	2,446,671
Total liabilities and shareholders’ equity	$10,313,457	$8,532,296

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Interest income	$153,053	$100,833	$414,177	$299,118
Operating lease income	83,170	75,920	248,810	226,852
Other income	20,369	43,789	54,547	69,861
Total revenue	256,592	220,542	717,534	595,831
Costs and expenses:
Interest expense	115,262	80,731	310,147	231,336
Operating costs—corporate tenant lease assets	6,726	5,718	18,932	16,778
Depreciation and amortization	19,562	17,891	57,980	52,993
General and administrative(1)	27,492	15,960	67,048	46,769
Provision for loan losses	2,000	—	5,000	2,250
Loss on early extinguishment of debt	—	44,362	—	44,362
Total costs and expenses	171,042	164,662	459,107	394,488
Income before equity in earnings from joint ventures, minority interest and other items	85,550	55,880	258,427	201,343
Equity in earnings from joint ventures	1,443	739	2,496	574
Minority interest in consolidated entities	(291)	(401)	(1,360)	(681)
Income from continuing operations	86,702	56,218	259,563	201,236
Income from discontinued operations	684	1,765	1,774	5,400
Gain from discontinued operations, net	17,264	552	21,800	958
Net income	104,650	58,535	283,137	207,594
Preferred dividend requirements	(10,580)	(10,580)	(31,740)	(31,740)
Net income allocable to common shareholders and HPU holders(2)	$94,070	$47,955	$251,397	$175,854
Per common share data(3):
Income from continuing operations per common share:
Basic	$0.66	$0.39	$1.96	$1.47
Diluted	$0.65	$0.39	$1.94	$1.46
Net income per common share:
Basic	$0.81	$0.41	$2.16	$1.53
Diluted	$0.80	$0.41	$2.14	$1.51
Weighted average number of common shares—basic	113,318	112,835	113,281	112,313
Weighted average number of common shares—diluted	114,545	114,021	114,439	113,502
Per HPU share data(3):
Income from continuing operations per HPU share:
Basic	$124.00	$74.67	$371.27	$278.53
Diluted	$122.73	$73.93	$367.67	$275.73
Net income per HPU share:
Basic	$153.27	$78.47	$409.67	$289.00
Diluted	$151.67	$77.67	$405.73	$286.07
Weighted average number of HPU shares—basic	15	15	15	15
Weighted average number of HPU shares—diluted	15	15	15	15

Explanatory Notes:

(1)             General and administrative costs include $6,407 and $718 of stock-based compensation expense for the three months ended September 30, 2006 and 2005, respectively, and $9,357 and $2,000 for the nine months ended September 30, 2006 and 2005, respectively.

(2)             HPU holders are Company employees who purchased high performance common stock units under the Company’s High Performance Unit Program (see Note 12).

(3)             See Note 13—Earnings Per Share for additional information.

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(unaudited)

Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series I Preferred Stock	HPU’s	Common Stock at Par	Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2005	$4	$6	$4	$3	$5	$8,797	$113	$6,450	$2,886,434	$(442,758)	$13,885	$(26,272)	$2,446,671
Exercise of options	—	—	—	—	—	—	—	(4,449)	5,715	—	—	—	1,266
Dividends declared-preferred	—	—	—	—	—	—	—	—	—	(31,740)	—	—	(31,740)
Dividends declared-common	—	—	—	—	—	—	—	—	—	(175,071)	—	—	(175,071)
Dividends declared-HPU	—	—	—	—	—	—	—	—	—	(4,340)	—	—	(4,340)
Issuance of stock-vested restricted stock units	—	—	—	—	—	—	—	—	3,008	—	—	—	3,008
Issuance of HPU's—unvested	—	—	—	—	—	(2,473)	—	—	—	—	—	—	(2,473)
HPU compensation expense	—	—	—	—	—	4,572	—	—	—	—	—	—	4,572
Issuance of stock-DRIP/ Stock purchase plan	—	—	—	—	—	—	1	—	21,740	—	—	—	21,741
Net income for the period	—	—	—	—	—	—	—	—	—	283,137	—	—	283,137
Change in accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	—	(11,757)	—	(11,757)
Balance at September 30, 2006	$4	$6	$4	$3	$5	$10,896	$114	$2,001	$2,916,897	$(370,772)	$2,128	$(26,272)	$2,535,014

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income	$104,650	$58,535	$283,137	$207,594
Adjustments to reconcile net income to cash flows from operating activities:
Minority interest in consolidated entities	291	401	1,360	681
Non-cash expense for stock-based compensation	6,447	790	9,584	2,200
Depreciation, depletion and amortization	20,972	19,200	61,943	55,038
Depreciation, amortization and impairment from discontinued operations	68	492	8,136	1,464
Amortization of deferred financing costs	5,102	7,796	16,911	23,298
Amortization of discounts/premiums, deferred interest and costs on lending investments	(16,174)	(17,797)	(54,125)	(49,524)
Discounts, loan fees and deferred interest received	8,520	60,032	40,529	102,451
Equity in (earnings) from joint ventures	(1,443)	(739)	(2,496)	(574)
Distributions from operations of unconsolidated entities	3,825	3,510	12,372	3,510
Loss on early extinguishment of debt, net of cash paid	—	37,539	—	37,539
Deferred operating lease income receivable	(4,839)	(3,750)	(4,109)	(11,698)
Gain from discontinued operations	(17,264)	(552)	(21,800)	(958)
Provision for loan losses	2,000	—	5,000	2,250
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	(14,700)	(5,177)	(35,628)	(8,019)
Changes in deferred expenses and other assets	(5,711)	7,762	(32,723)	10,507
Changes in accounts payable, accrued expenses and other liabilities	10,376	(2,999)	20,628	2,275
Cash flows from operating activities	102,120	165,043	308,719	378,034
Cash flows from investing activities:
New investment originations	(1,411,126)	(436,430)	(2,757,764)	(2,095,219)
Net investments in and advances to unconsolidated joint ventures	—	—	—	(151,851)
Cash paid for acquisition of Falcon Financial	—	—	—	(113,696)
Add-on fundings under existing loan commitments	(146,070)	(98,783)	(463,086)	(254,518)
Net proceeds from sales of corporate tenant lease assets	32,517	4,387	54,391	10,385
Repayments of and principal collections on loans and other lending investments	627,590	829,837	1,598,694	1,806,287
Distributions from unconsolidated entities, net of contributions	(131)	761	(10,874)	3,718
Capital improvements for build-to-suit facilities	(8,346)	(5,622)	(41,249)	(9,871)
Capital improvement projects on corporate tenant lease assets	(820)	(3,629)	(5,730)	(8,131)
Other capital expenditures on corporate tenant lease assets	(4,220)	(2,636)	(8,460)	(6,272)
Cash flows from investing activities	(910,606)	287,885	(1,634,078)	(819,168)
Cash flows from financing activities:
Borrowings under secured revolving credit facilities	6,000	49,000	187,073	1,176,000
Repayments under secured revolving credit facilities	(6,000)	(50,999)	(187,073)	(1,243,261)
Borrowings under unsecured revolving credit facilities	1,215,997	1,396,000	4,794,154	3,836,000
Repayments under unsecured revolving credit facilities	(1,424,568)	(1,024,000)	(5,339,568)	(3,746,000)
Borrowings under term loans	47,068	43,223	85,228	48,654
Repayments under term loans	(9,383)	(179,460)	(28,522)	(184,645)
Borrowings under unsecured bond offerings	1,190,725	—	2,182,214	1,585,117
Repayments under unsecured notes	—	—	(50,000)	(47)
Repayments under secured notes	—	(715,711)	—	(932,914)
Borrowings under foreign lines of credit	—	—	146,950	—
Repayments under foreign lines of credit	—	—	(155,181)	—
Borrowings under other debt obligations	—	97,963	—	97,963
Contribution from minority interest partners	10,821	2,012	21,846	7,694
Changes in restricted cash held in connection with debt obligations	(22,773)	6,948	(45,670)	8,314
Payments for deferred financing costs	(152)	(1,942)	(15,217)	(3,788)
Distributions to minority interest partners	(988)	(550)	(2,059)	(2,107)
Common dividends paid	(87,547)	(82,636)	(175,071)	(165,116)
Preferred dividends paid	(10,580)	(10,580)	(31,740)	(31,740)
HPU dividends paid	(2,170)	(2,064)	(4,340)	(4,128)
HPUs issued	—	(3)	1,033	962
Proceeds from exercise of options and issuance of DRIP/Stock purchase shares	907	15,706	2,974	17,961
Cash flows from financing activities	907,357	(457,093)	1,387,031	464,919
Changes in cash and cash equivalents	98,871	(4,165)	61,672	23,785
Cash and cash equivalents at beginning of period	78,171	116,372	115,370	88,422
Cash and cash equivalents at end of period	$177,042	$112,207	$177,042	$112,207

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

The Company’s corporate tenant leasing business provides capital to corporations and other owners who control facilities leased to single creditworthy customers. The Company’s net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with public companies, many of which are rated corporate credits. Most leases require the tenant to pay for facility-related expenses on a triple net lease basis. Corporate tenant lease, or CTL, transactions have initial terms generally ranging from 15 to 20 years and typically range in size from $20 million to $150 million.

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

Certain investments in joint ventures or other entities which the Company does not control are accounted for under the equity method (see Note 6). The Company also uses the cost method when its interest is such that it has no significant influence over operating and financial policies. Under the cost method, the Company records the initial investment at cost. Thereafter, income is recognized only when the Company receives distributions from earnings subsequent to the acquisition or when the Company sells its interest in the venture (See Note 7). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position at September 30, 2006 and December 31, 2005 and the results of operations and its cash flows for the three and nine months ended September 30, 2006 and 2005, respectively, and its changes in shareholders’ equity for the nine months ended September 30, 2006. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

Note 3—Summary of Significant Accounting Policies

Loans and other lending investments, net—As described in Note 4, “Loans and Other Lending Investments,” includes the following investments: senior mortgages, subordinate mortgages, corporate/partnership loans and other lending investments-securities. Management considers nearly all of

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

its loans and other lending investments to be held-to-maturity, although a small number of investments may be classified as available-for-sale. Items classified as held-to-maturity are reflected at amortized historical cost. Items classified as available-for-sale are reported at fair values with unrealized gains and losses included in “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets and are not included in the Company’s net income.

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

Regarding the Company’s acquisition of facilities, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements, is determined as if these assets are vacant, that is, at replacement cost. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of customer relationships are recorded at their relative fair values.

Above-market and below-market in-place lease values for acquired CTL assets are recorded based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between: (1) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition of the facilities; and (2) management’s estimate of fair market lease rates for the facility or equivalent facility, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market (or below-market) lease value is amortized as a reduction of (or, increase to) operating lease income over the remaining non-cancelable term of each lease plus any renewal periods with fixed rental terms that are considered to be below-market. The Company generally engages in sale/leaseback transactions and typically executes leases simultaneously with the purchase of the CTL asset at market-rate rents. Because of this, no above-market or below-market lease value is ascribed to these transactions.

The total amount of other intangible assets is allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each customer’s lease and the Company’s overall relationship with each customer. Characteristics to be considered in allocating these values include the nature and extent of the existing relationship with the customer, prospects for developing new business with the customer, the customer’s credit quality and the expectation of lease renewals among other factors. Factors considered by management’s analysis include the estimated carrying costs of the facility during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management also considers information obtained about a

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost operating lease income at market rates during the hypothetical expected lease-up periods, based on management’s assessment of specific market conditions. Management estimates costs to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the facility. Management’s estimates are used to determine these values. These intangible assets are included in “Other investments” on the Company’s Consolidated Balance Sheets (see Note 7).

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

Capitalized interest—The Company capitalizes interest costs incurred during the construction periods for qualified build-to-suit projects for corporate tenants, including investments in joint ventures accounted for under the equity method. Capitalized interest was approximately $485,000 and $300,000 for the three months ended September 30, 2006 and 2005, respectively, and $1.3 million and $320,000 for the nine months ended September 30, 2006 and 2005, respectively.

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
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

Identified intangible assets and goodwill—Upon the acquisition of a business, the Company records intangible assets acquired at their estimated fair values separate and apart from goodwill. The Company determines whether such intangible assets have finite or indefinite lives. As of September 30, 2006, all such intangible assets acquired by the Company have finite lives. The Company amortizes finite lived intangible assets based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company recognizes impairment loss on finite lived intangible assets if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

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

The Company can participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, as long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries (“TRSs”), is engaged in various real estate related opportunities, including but not limited to: (1) managing corporate credit-oriented investment strategies; (2) certain activities related to the purchase and sale of timber and timberlands; and (3) servicing certain loan portfolios. The Company will consider other investments through TRS entities if suitable opportunities arise. The Company’s TRS entities are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in TRS entities. Such amounts are immaterial. Accordingly, except for the Company’s taxable REIT subsidiaries, no current or deferred federal taxes are provided for in the Consolidated Financial Statements.

Earnings per common share—In accordance with Emerging Issues Task Force 03-6, (“EITF 03-6”), “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share,” the Company presents both basic and diluted earnings per share (“EPS”) for common shareholders and HPU holders. EITF 03-6 must be utilized in calculating earnings per share by a company that has issued securities other than common stock that contractually entitles the holder to participate in dividends and earnings of the company when, and if, the company declares dividends on its common stock. The HPU shareholders are entitled to dividends of the Company when dividends are declared. Basic earnings per share (“Basic EPS”) for the Company’s Common Stock and HPU shares are computed by dividing net income allocable to common shareholders and HPU holders by the weighted average number of shares of Common Stock and HPU shares outstanding for the period, respectively. Diluted earnings per share (“Diluted EPS”) would be computed similarly, however, it reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

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
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

New accounting standards—In September 2006, the SEC released SAB 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  Through SAB 108, the SEC has established an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. This model is known as the “dual approach” because it requires quantification of errors under both the iron-curtain and the roll-over methods. The roll-over method focuses primarily on the impact of a misstatement on the income statement but can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior years on the income statement in the period of correction. Companies can either restate prior periods or use the cumulative effect adjustment method when adopting SAB 108. SAB 108 is not an “official rule” and therefore there is no explicit “effective date,” however, for companies not electing to restate prior periods, it must be adopted for annual financial statements covering fiscal years ending after November 15, 2006. The Company will adopt SAB 108 on January 1, 2007, as required, and does not believe it will have a significant impact on the Company’s Consolidated Financial Statements.

In September 2006, the FASB released Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the exchange price notion in the fair value definition to mean the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). This statement also clarifies that market participant assumptions should include assumptions about risk, should include assumptions about the effect of a restriction on the sale or use of an asset and should reflect its nonperformance risk (the risk that the obligation will not be fulfilled). Nonperformance risk should include the reporting entity’s credit risk. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008, as required, and does not believe it will have a significant impact on the Company’s Consolidated Financial Statements.

In July 2006, the FASB released Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109.”  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007, as required, and is still evaluating the impact on the Company’s Consolidated Financial Statements.

In March 2006, the FASB released Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets.”  SFAS No. 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from the use of different measurement attributes for servicng rights and the related financial instruments used to economically hedge risks associated with those servicing rights. SFAS No. 156 modifies the accounting for servicing

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

rights by:  (1) clarifying when a separate asset or servicing liability should be recognized; (2) requiring a separately recognized servicing asset or servicing liability to be measured at fair value; (3) allowing entities to subsequently measure servicing rights either at fair value or under the amortization method for each class of a separately recognized servicing asset or servicing liability; (4) permitting a one-time reclassificiation of available-for-sale securities to trading securities; and (5) requiring separate presentation of servicing assets and servicing liabilities subsequently measured at fair value. SFAS No. 156 is effective  in annual periods beginning after September 15, 2006. The Company will adopt SFAS No. 156 on January 1, 2007, as required, and does not believe it will have a significant impact on the Company’s Consolidated Financial Statements.

In February 2006, the FASB released Statement of Financial Accounting Standards No. 155 (“SFAS No.155”), “Accounting for Certain Hybrid Financial Instruments.”  The key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips (IOs) and principal-only strips (POs) from derivative accounting under paragraph 14 of SFAS No. 133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a qualifying special-purpose entity (QSPE) holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument.  SFAS No. 155 is effective for annual periods beginning after September 15, 2006. The Company will adopt SFAS No. 155 on January 1, 2007, as required, and does not believe it will have a significant impact on the Company’s Consolidated Financial Statements.

In May 2005, the FASB releases Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections.”  SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to newly adopted accounting principles. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively, unless deemed immaterial. SFAS No. 154 is effective for fiscal years beginning after December 31, 2005. The Company adopted the provisions of this statement, as required, on January 1, 2006, and it did not have a significant impact on the Company’s Consolidated Financial Statements.

In December 2004, the FASB released Statement of Financial Accounting Standards No. 153 (“SFAS No. 153”), “Accounting for Non-monetary Transactions.” SFAS No. 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. SFAS No. 153 is effective for non-monetary transactions occurring in fiscal years beginning after September 15, 2005. The Company adopted the provisions of this statement, as required, on January 1, 2006, and it did not have a significant impact on the Company’s Consolidated Financial Statements.

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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments

The following is a summary description of the Company’s loans and other lending investments ($ in thousands)(1):

		# of	Principal	Carrying Value as of		Effective
		Borrowers	Balances	September 30,	December 31,	Maturity	Contractual Interest	Contractual Interest	Principal	Participation
Type of Investment	Underlying Property Type	In Class	Outstanding	2006	2005	Dates	Payment Rates(2)	Accrual Rates(2)	Amortization (3)	Features(4)
Senior Mortgages(5)	Office/Residential/Retail/	110	$3,948,717	$3,914,730	$3,149,767	2006 to 2026	Fixed: 6.50% to 30.00%	Fixed: 6.50% to 30.00%	Yes	Yes
	Industrial, R&D/Mixed						Variable: LIBOR + 1.60%	Variable: LIBOR + 1.60%
	Use/Hotel/Entertainment,						to LIBOR + 7.00%	to LIBOR + 7.00%
	Leisure/Other
Subordinate Mortgages(6)	Office/Residential/Retail/	21	611,996	607,645	413,853	2006 to 2015	Fixed: 5.00% to 10.50%	Fixed: 7.32% to 25.00%	Yes	No
	Mixed Use/Hotel/						Variable: LIBOR + 2.63%	Variable: LIBOR + 2.63%
	Entertainment, Leisure/Other						to LIBOR + 6.00%	to LIBOR + 6.00%
Corporate/Partnership
Loans(7)	Office/Residential/Retail/	24	775,324	763,636	797,456	2006 to 2021	Fixed: 7.62% to 15.00%	Fixed: 7.62% to 17.50%	Yes	No
	Industrial, R&D/Mixed						Variable: LIBOR + 1.85%	Variable: LIBOR + 1.85%
	Use/Hotel/ Other						to LIBOR + 7.50%	to LIBOR + 7.50%
Other Lending Investments—
Securities(8)	Residential/Retail/ Mixed Use/	15	912,543	884,278	347,715	2007 to 2023	Fixed: 5.88% to 9.25%	Fixed: 5.88% to 12.00%	Yes	No
	Industrial, R&D/						Variable: LIBOR + 0.85%	Variable: LIBOR + 0.85%
	Entertainment, Leisure/Other						to LIBOR + 5.63%	to LIBOR + 5.63%
Gross Carrying Value				$6,170,289	$4,708,791
Reserve for Loan Losses				(46,378)	(46,876)
Total, Net				$6,123,911	$4,661,915

Explanatory Notes:

(1)                Details (other than carrying values) are for loans outstanding as of September 30, 2006.

(2)                Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR on September 30, 2006 was 5.32%.  As of September 30, 2006, five loans with a combined carrying value of $118.1 million have a stated accrual rate that exceeds the stated pay rate; one of these loans, with a carrying value of $18.2 million, has been placed on non-accrual status and therefore is considered a non-performing loan (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management) and the Company is only recognizing income based on cash received for interest.

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

(5)                Includes two loans with carrying values of $53.7 million and $55.4 million which the Company has currently ceased accruing the contractual exit fees as of January 1, 2006 and July 1, 2006, respectively.

(6)                Includes one loan with a stated accrual rate of 25.00% per annum, however, no interest is due until its scheduled maturity in 2009.

(7)                Includes one unsecured loan with a carrying value of $36.9 million as of September 30, 2006.

(8)                 Typically consists of senior loans, term preferred stock or debt interests that are originated or structured to meet customer financing requirements and the Company’s investment criteria.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments (Continued)

During the nine months ended September 30, 2006 and 2005, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $2.58 billion and $1.81 billion (excluding the acquisition of Falcon Financial) in loans and other lending investments, funded $463.1 million and $254.5 million under existing loan commitments and received principal repayments of $1.60 billion and $1.81 billion.

As of September 30, 2006, the Company had 52 loans with unfunded commitments. The total unfunded commitment amount was approximately $2.19 billion, of which $20.2 million was discretionary and $2.17 billion was non-discretionary.

The Company has reflected provisions for loan losses of approximately $2.0 million and $0  in its results of operations during the three months ended September 30, 2006 and 2005, respectively, and approximately $5.0 million and $2.3 million during the nine months ended September 30, 2006 and 2005. These provisions represent loan portfolio reserves based on management’s evaluation of general market conditions, the Company’s internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults and the credit quality of the underlying collateral. During the three months ended September 30, 2006, the Company recorded a $5.5 million direct charge-off on a $5.7 million mezzanine loan on a class A office building in the mid-west. Two large tenants occupying approximately 250,000 square feet of the facility have leases that are due to expire in December 2006. Upon expiration the occupancy rate will decrease to 60% from 91%. The borrower is expected to make payments totaling $0.2 million through February 2007, which will be applied to satisfy the remaining principal balance. The Company also holds all three tranches of a first mortgage loan for which this same building serves as collateral and that had a cumulative carrying value of $158.8 million as of September 30, 2006. The Company has assessed these positions as of September 30, 2006 and does not believe they are impaired.

Changes in the Company’s reserve for loan losses were as follows (in thousands):

Reserve for loan losses, December 31, 2004	$42,436
Additional provision for loan losses	2,250
Additional provision acquired in acquisition of Falcon Financial	2,190
Charge-offs	—
Reserve for loan losses, December 31, 2005	46,876
Additional provision for loan losses	5,000
Charge-offs	(5,498)
Reserve for loan losses, September 30, 2006	$46,378

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

The purchase of Falcon Financial was accounted for as a business combination, and therefore the Company applied the principles of Statement of Financial Standards No. 141 (“SFAS No. 141”), “Business Combinations,” and Statement of Financial Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” to the transaction. There were approximately $2.0 million of finite lived intangibles identified in the business combination that will be amortized over two to 21 years. These intangibles are included in “Deferred expenses and other assets” on the Company’s Consolidated Balance Sheets. As of September 30, 2006, the Company had unamortized purchase related finite lived intangible assets of approximately $1.5 million related to the Falcon Financial acquisition. In addition, the acquisition resulted in approximately $7.7 million of goodwill. The goodwill was adjusted by approximately $1.5 million subsequent to the acquisition to reflect severance payments to certain individuals and other costs which resulted in an increase of goodwill to $9.2 million. The goodwill is tested annually for impairment as required by SFAS No. 142. The most recent impairment test was performed by the Company during the fourth quarter of 2005 and no impairment was identified. On May 1, 2005, the assets acquired in the Falcon Financial acquisition were merged with AutoStar Realty Operating Partnership, L.P. (see Note 6 for further description of AutoStar Realty Operating Partnership, L.P.).

Note 5—Corporate Tenant Lease Assets

During the nine months ended September 30, 2006 and 2005, respectively, the Company acquired an aggregate of approximately $46.7 million and $179.0 million in CTL assets and disposed of CTL assets for net proceeds of approximately $54.4 million and $10.4 million. The Company did not allocate any of the purchase costs to intangible assets in relation to the CTL assets acquired during the nine months ended September 30, 2006 and allocated $4.0 million of purchase costs to intangible assets in relation to the CTL assets acquired during the nine months ended September 30, 2005 (see Note 3). As of September 30, 2006 and December 31, 2005, the Company had unamortized purchase related finite lived intangible assets of approximately $40.3 million and $42.5 million, respectively, and included these in “Other investments” on the Company’s Consolidated Balance Sheets.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5—Corporate Tenant Lease Assets (Continued)

The Company’s investments in CTL assets, at cost, were as follows (in thousands):

	September 30, 2006	December 31, 2005
Facilities and improvements	$2,681,053	$2,657,306
Land and land improvements	767,958	747,724
Less: accumulated depreciation	(335,609)	(289,669)
Corporate tenant lease assets, net	$3,113,402	$3,115,361

Under certain leases, the Company is entitled to receive additional participating lease payments to the extent gross revenues of the corporate customer exceed a base amount. For the three months ended September 30, 2006, the Company earned approximately $152,000 from such additional participating lease payments. In addition, the Company also receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended September 30, 2006 and 2005 were approximately $7.7 million and $7.2 million, respectively, and $21.5 million and $19.2 million for the nine months ended September 30, 2006 and 2005, respectively, and are included as a reduction of “Operating costs—corporate tenant lease assets” on the Company’s Consolidated Statements of Operations.

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

As of September 30, 2006, the Company also had $91.1 million of unfunded commitments, of which $4.2 million was discretionary and $86.9 million was non-discretionary related to 13 CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon funding, the Company would receive additional operating lease income from the customers. In addition, the Company has $17.8 million of non-discretionary unfunded commitments related to 20 existing customers in the form of tenant improvements which were negotiated between the Company and customers at the commencement of the leases.

On April 13, 2006, the Company signed a lease termination agreement with a customer that occupied 12 facilities that were subject to separate cross-defaulted leases. Of these 12 leases, nine were assigned to the Company on June 30, 2006 and three were amended and will expire between 2007 and 2011. Three of the nine assigned leases have sub-leases that expire between 2008 and 2018 and the remaining six facilities are vacant. The Company negotiated to receive a $20.0 million letter of credit from the tenant under a previous amendment to the lease. The letter of credit was cashed by the Company upon execution of the current lease amendment and termination and allocated between each of the leases as a lease termination fee. Subsequent to the termination, the Company determined it would sell six of the nine facilities with terminated leases and designated those facilities as “Assets held for sale” on the Company’s Consolidated Balance Sheets. In addition, the Company determined that the six facilities held for sale were impaired and recorded a $7.6 million charge.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5—Corporate Tenant Lease Assets (Continued)

During the quarter ended September 30, 2006, the Company reclassified one of the facilities from “Assets held for sale” to “Corporate tenant lease assets” on the Company’s Consolidated Balance Sheets due to a new lease being signed for that facility. The Company reclassified the facility at its fair value at the date of the decision not to sell. As of September 30, 2006, five facilities with an aggregate book value of $12.0 million remained in “Assets held for sale” on the Company’s Consolidated Balance Sheets.

On September 21, 2006, the Company sold one CTL asset for net proceeds of approximately $32.5 million and realized a gain of approximately $17.3 million. On May 26, 2006, the Company sold one CTL asset for net proceeds of approximately $12.8 million and realized a gain of approximately $2.4 million. On March 6, 2006, the Company sold two CTL assets for net proceeds of approximately $9.0 million and realized a gain of approximately $2.2 million.

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

Note 6—Joint Ventures and Minority Interest

Investments in unconsolidated joint ventures—Income or loss generated from the Company’s joint venture investments is included in “Equity in earnings from joint ventures” on the Company’s Consolidated Statements of Operations.

At September 30, 2006, the Company had a 50% investment in Corporate Technology Centre Associates, LLC (“CTC”), whose external member is Corporate Technology Centre Partners, LLC. This venture was formed for the purpose of operating, acquiring and, in certain cases, developing CTL facilities. At September 30, 2006, the CTC venture held one facility. The Company’s investment in this joint venture at September 30, 2006 was $4.8 million. The joint venture’s carrying value for the one facility owned at September 30, 2006 was $17.4 million. The joint venture had total assets of $18.8 million as of September 30, 2006 and a net loss of $(136,000) and $(378,000) for the three and nine months ended September 30, 2006, respectively. The Company accounts for this investment under the equity method because the Company’s joint venture partner has certain participating rights giving them shared control over the venture.

In addition, the Company has 47.5% investments in Oak Hill Advisors, L.P. and Oak Hill Credit Alpha MGP, a 47.0% investment in OHSF GP Partners II, LLC and a 45.5% investment in Oak Hill Credit Opportunities MGP, LLC (collectively, “Oak Hill”). The Company has determined that all of these entities are VIE’s (see Note 3) and that an external member is the primary beneficiary. As such, the Company accounts for these investments under the equity method. The Company’s investment in these ventures at September 30, 2006 was $190.2 million. These ventures engage in investment and asset management services. Upon acquisition of the interests in Oak Hill there was a difference between the Company’s book value of the equity investments and the underlying equity in the net assets of Oak Hill of approximately $199.8 million. Under the provisions of APB 18, “The Equity Method of Accounting for

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6—Joint Ventures and Minority Interest (Continued)

Investments in Common Stock,” the Company allocated this value to finite lived identifiable intangible assets of approximately $81.8 million and goodwill of $118.0 million. These intangible assets are amortized based on their determined useful lives through quarterly adjustments to “Equity in earnings from joint ventures” and “Investments in joint ventures” on the Company’s Consolidated Financial Statements. As of September 30, 2006, the unamortized balance related to intangible assets for these investments was approximately $66.2 million.

Minority Interest—Income or loss allocable to external partners in consolidated entities is included in “Minority interest in consolidated entities” on the Company’s Consolidated Statements of Operations.

During the three months ended September 30, 2006, TN NRDC, LLC (“SPV”) was created to invest in a strategic real estate related opportunity. SPV was funded 90% by the Company and 10% by an unrelated third party. At September 30, 2006 the Company had contributed $92.1 million in SPV. SPV qualifies as a VIE and the Company is the primary beneficiary. Therefore, the Company consolidates SPV for financial statement purposes with the underlying investment being recorded in “Other investments” and records the minority interest of the external partner in “Minority interest in consolidated entities” on the Company’s Consolidated Balance Sheets.

During 2005, the Company had an investment in iStar Operating, Inc. (“iStar Operating”), a taxable REIT subsidiary that, through a wholly-owned subsidiary, serviced the Company’s loans and certain loan portfolios owned by third parties. The Company owned all of the non-voting preferred stock and a 95% economic interest in iStar Operating. The Company determined that this entity was a VIE and the Company was the primary beneficiary, and therefore the Company consolidates this entity. On December 31, 2005, the Company acquired all the voting common stock in iStar Operating for a nominal amount and simultaneously merged it into an existing taxable REIT subsidiary of the Company.

On June 8, 2004, AutoStar Realty Operating Partnership, LP (the “Operating Partnership”) was created to provide real estate financing solutions to automotive dealerships and related automotive businesses. The Operating Partnership is owned 0.50% by AutoStar Realty GP LLC (the “GP”) and 99.50% by AutoStar Investors Partnership LLP (the “LP”). The GP is funded and owned 93.33% by iStar Automotive Investments, LLC, a wholly-owned subsidiary of the Company, and 6.67% by CP AutoStar, LP, an entity owned and controlled by two entities unrelated to the Company. The LP is funded and owned 93.33% by iStar Automotive Investments, LLC and 6.67% by CP AutoStar Co-Investors, LP, an entity controlled by two entities unrelated to the Company. This joint venture qualifies as a VIE and the Company is the primary beneficiary. Therefore, the Company consolidates this partnership for financial statement purposes and records the minority interest of the external partner in “Minority interest in consolidated entities” on the Company’s Consolidated Balance Sheets. On October 3, 2006, the Company bought out the interest that was held by CP AutoStar, LP and CP AutoStar Co-Investor LP and received a five-year exclusivity agreement with the owners.

On March 31, 2004, the Company began accounting for its 44.7% interest in TriNet Sunnyvale Partners, L.P. (“Sunnyvale”) as a VIE because the limited partners of Sunnyvale have the option to put their interest to the Company for cash; however, the Company may elect to deliver 297,728 shares of Common Stock in lieu of cash. The Company consolidates this partnership for financial statement purposes as it is the primary beneficiary. Prior to its consolidation, the Company accounted for this joint venture under the equity method for financial statement purposes and it was presented in “Investments in joint ventures,” on the Company’s Consolidated Balance Sheets and earnings from the joint venture were

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6—Joint Ventures and Minority Interest (Continued)

included in “Equity in earnings from joint ventures” in the Company’s Consolidated Statements of Operations.

In addition, the Company holds a majority interest in five other limited partnerships as of September 30, 2006 that are consolidated for financial statement purposes and records the minority interest of the external partner(s) in “Minority interest in consolidated entities” on the Company’s Consolidated Balance Sheets.

Note 7—Other Investments

Other investments consist of the following items (in thousands):

	September 30, 2006	December 31, 2005
Timber and timberlands, net of accumulated depletion (see Note 3)	$147,060	$152,114
CTL intangibles, net of accumulated amortization (see Note 3)	40,349	42,530
Investments—other	178,099	39,174
Marketable securities, prepaid expenses and other receivables	29,546	6,652
Other investments	$395,054	$240,470

On January 19, 2005, TimberStar Operating Partnership, L.P. (“TimberStar”) was created to acquire and manage a diversified portfolio of timberlands. TimberStar is owned 0.50% by TimberStar Investor GP LLC (“TimberStar GP”) and 99.50% by TimberStar Investors Partnership LLP (“TimberStar LP”). TimberStar GP and TimberStar LP are both funded and owned 96% by iStar Timberland Investments LLC, a wholly-owned subsidiary of the Company, and 4% by T-Star Investor Partners, LLC, an entity unrelated to the Company. The Company consolidates this partnership for financial statement purposes and records the minority interest of the external partner in “Minority interest in consolidated entities” on the Company’s Consolidated Balance Sheets. At September 30, 2006, the venture held approximately 337,000 acres of timberland located in the northeast, the majority of which is subject to a long-term supply agreement. The venture’s net carrying value of the timber and timberlands at September 30, 2006 was $147.1 million. Net income for the venture is reflected in “Other income” on the Company’s Consolidated Statements of Operations.

The Company has $178.1 million invested in 20 separate investments in real estate related funds or other strategic investment opportunities within niche markets. Of these 20 investments, eight or $115.9 million are accounted for under the cost method. The Company uses the cost method when its interest is so insignificant that it has virtually no influence over operating and financial policies. Under the cost method, the Company records the initial investment at cost. Thereafter, income is recognized only when the Company receives distributions from earnings subsequent to the acquisition or when the Company sells its interest in the venture. The remaining 12 investments, totaling $62.2 million are accounted for under the equity method.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8—Other Assets and Other Liabilities

Deferred expenses and other assets consist of the following items (in thousands):

	September 30, 2006	December 31, 2005
Deferred financing fees, net	$20,848	$13,731
Leasing costs, net	13,248	9,960
Corporate furniture, fixtures and equipment, net	4,682	3,777
Deferred derivative assets	9,661	13,176
Other assets	23,705	9,361
Deferred expenses and other assets	$72,144	$50,005

Accounts payable, accrued expenses and other liabilities consist of the following items (in thousands):

	September 30, 2006	December 31, 2005
Accrued interest payable	$56,243	$57,542
Security deposits from customers	23,757	23,274
Accrued expenses	27,727	27,794
Unearned operating lease income	8,611	20,778
Deferred derivative liabilities	49,983	32,148
Property taxes payable	7,780	4,578
Other liabilities	32,434	26,408
Accounts payable, accrued expenses and other liabilities	$206,535	$192,522

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations

As of September 30, 2006 and December 31, 2005, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

	Maximum	Carrying Value as of		Stated	Scheduled
	Amount Available	September 30, 2006	December 31, 2005	Interest Rates(1)	Maturity Date(1)
Secured revolving credit facility:
Line of credit (2)	$500,000	$—	$—	LIBOR + 1.00%—2.00%	January 2009
Unsecured revolving credit facilities:
Line of credit	2,200,000	696,414	1,242,000	LIBOR + 0.525%	June 2011
Total revolving credit facilities	$2,700,000	696,414	1,242,000
Secured term loans:
Secured by CTL asset		128,836	132,246	7.44%	April 2009
Secured by CTL assets		142,786	145,586	6.80%—8.80%	Various through 2026
Secured by investments in corporate bonds and commerical mortgage backed securities		130,742	67,224	LIBOR + 0.22%—0.65%	August 2007
Secured by CTL asset		58,829	59,430	6.41%	January 2013
Total secured term loans		461,193	404,486
Debt (discount)/premium		6,229	6,658
Total secured term loans		467,422	411,144
Unsecured notes:
LIBOR + 0.34% Senior Notes(3)		500,000	—	LIBOR + 0.34%	September 2009
LIBOR + 0.39% Senior Notes		400,000	400,000	LIBOR + 0.39%	March 2008
LIBOR + 0.55% Senior Notes		225,000	225,000	LIBOR + 0.55%	March 2009
LIBOR + 1.25% Senior Notes		200,000	200,000	LIBOR + 1.25%	March 2007
4.875% Senior Notes		350,000	350,000	4.875%	January 2009
5.125% Senior Notes		250,000	250,000	5.125%	April 2011
5.15% Senior Notes		700,000	700,000	5.15%	March 2012
5.375% Senior Notes		250,000	250,000	5.375%	April 2010
5.65% Senior Notes		500,000	—	5.65%	September 2011
5.70% Senior Notes		367,022	367,022	5.70%	March 2014
5.80% Senior Notes		250,000	250,000	5.80%	March 2011
5.875% Senior Notes		500,000	—	5.875%	March 2016
5.95% Senior Notes(3)		700,000	—	5.95%	October 2013
6.00% Senior Notes		350,000	350,000	6.00%	December 2010
6.05% Senior Notes		250,000	250,000	6.05%	April 2015
6.50% Senior Notes		150,000	150,000	6.50%	December 2013
7.00% Senior Notes		185,000	185,000	7.00%	March 2008
7.95% Notes		—	50,000	7.95%	May 2006
8.75% Notes		240,000	240,000	8.75%	August 2008
Total unsecured notes		6,367,022	4,217,022
Debt discount		(83,998)	(78,151)
Impact of pay-floating swap agreements (See Note 11)		(27,604)	(30,394)
Total unsecured notes		6,255,420	4,108,477
Other debt obligations		100,000	100,000	LIBOR + 1.50%	October 2035
Debt discount		(2,005)	(2,029)
Total other debt obligations		97,995	97,971
Total debt obligations		$7,517,251	$5,859,592

Explanatory Notes:

(1)              All interest rates and maturity dates are for debt outstanding as of September 30, 2006. Some variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on September 30, 2006 was 5.32%. Other variable-rate debt obligations are based on 90-day LIBOR and reprice every three months. The 90-day LIBOR rate on September 30, 2006 was 5.37%.

(2)              Maturity date reflects one-year “term-out” extension at the Company’s option.

(3)              On September 13, 2006, the Company issued $700.0 million of 5.95% Senior Notes due 2013 and $500.0 million of three-month LIBOR + 0.34% Senior Notes due 2009.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

The Company’s primary source of short-term funds is a $2.20 billion unsecured revolving credit facility. As of September 30, 2006, there was approximately $1.45 billion available to draw under the facility. In addition, the Company has one secured revolving credit facility for which availability is based on percentage borrowing base calculations. The Company’s debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels, and a requirement to maintain specified ratios of unsecured indebtedness compared to unencumbered assets. Significant non-financial covenants include a requirement in some series of its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of September 30, 2006, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

Capital Markets Activity—During the nine months ended September 30, 2006, the Company issued $1.70 billion aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 5.65% to 5.95% and maturing between 2011 and 2016 and $500.0 million of variable-rate Senior Notes bearing interest at three-month LIBOR + 0.34% maturing in 2009. In addition, the Company’s $50.0 million of 7.95% Senior Notes matured in May 2006.

Subsequent to quarter end, the Company exchanged its 8.75% Senior Notes due 2008 for 5.95% Senior Notes due 2013 in accordance with the exchange offer and consent solicitation issued on October 4, 2006. For each $1,000 principal amount of 8.75% Senior Notes tendered, holders received approximately $1,000 principal amount of 5.95% Senior Notes and $56.75 of cash. A total of $187.3 million aggregate principal amount of 5.95% Senior Notes were issued. The Company also amended certain covenants in the indenture relating to the remaining 8.75% Senior Notes due 2008 as a result of a consent solicitation of the holders of these notes.

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

Unsecured/Secured Credit Facilities Activity—On June 28, 2006, the unsecured facility was amended and restated. The commitment increased to $2.20 billion, of which up to $750.0 million can be borrowed in multiple currencies. The rate on the facility decreased to LIBOR + 0.525% and the annual facility fee decreased to 12.5 basis points.

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

Other Financing Activity—During the nine months ended September 30, 2006, the portion of the $200.0 million term financing that was secured by certain commercial mortgage-backed securities was extended for one month and then matured on February 13, 2006. The remaining portion of this financing that was secured by corporate bonds was extended for one year to August 2007 and the rate on the loan was reduced to LIBOR + 0.22% to LIBOR + 0.65% from LIBOR + 0.25% to LIBOR + 0.70%. In addition, on May 31, 2006, the Company began a loan participation program which serves as an alternative to borrowing funds from the Company’s revolving credit facilities. The loan participations are short-term bank loans funded in the secondary market with fixed maturity dates typically ranging from overnight to 90 days. There was no amount outstanding under this program at September 30, 2006.

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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

As of September 30, 2006, future expected/scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2006 (remaining three months)	$—
2007	333,195
2008	825,000
2009	1,220,560
2010	605,656
2011	1,727,953
Thereafter	2,912,265
Total principal maturities	7,624,629
Net unamortized debt discounts	(79,774)
Impact of pay-floating swap agreements (see Note 11)	(27,604)
Total debt obligations	$7,517,251

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

are at the Company’s sole discretion. Shares issued under the plan may reflect a discount of up to 3% from the prevailing market price of the Company’s Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three months ended September 30, 2006 and 2005, the Company issued a total of approximately 500,000 and 386,000 shares of its Common Stock, respectively, and during the nine months ended September 30, 2006 and 2005, the Company issued a total of approximately 532,000 and 411,000 shares of its Common stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three months ended September 30, 2006 and 2005, were approximately $20.6 million and $15.6 million, respectively, and $21.7 million and $16.6 million during the nine months ended September 30, 2006 and 2005, respectively. There are approximately 2.2 million shares available for issuance under the plan as of September 30, 2006.

Stock Repurchase Program—The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of September 30, 2006, the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. The Company has not repurchased any shares under the stock repurchase program since November 2000, however the Company issued approximately 1.2 million shares of its treasury stock during 2005 (see above).

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
Notes to Consolidated Financial Statements (Continued)

Note 11—Risk Management and Use of Financial Instruments (Continued)

The Company’s objective in using derivatives is to add stability to interest expense and foreign exchange gains/losses, and to manage its exposure to interest rate movements, foreign exchange rate movements, or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. As of September 30, 2006, such derivatives were used to hedge the variable cash flows associated with $1.13 billion of forecasted issuances of debt.

Interest rate swaps used as a fair value hedge involve the receipt of fixed-rate amounts in exchange for variable rate payments over the life of the agreement without exchange of the underlying principal amount. At September 30, 2006, such derivatives were used to hedge the change in fair value associated with $1.10 billion of existing fixed-rate debt. As of September 30, 2006, no derivatives were designated as hedges of net investments in foreign operations. Additionally, derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements, foreign exchange rate movements, and other identified risks, but do not meet the strict hedge accounting requirements of SFAS No. 133.

The following table represents the notional principal and fair value amounts of interest rate swaps by class and the corresponding hedged liability positions and the Company’s foreign currency derivatives. The Company’s foreign currency derivatives do not use hedge accounting, but are marked to market under SFAS No. 133 (in thousands):

	Notional Amount as of September 30, 2006	Notional Amount as of December 31, 2005	Fair Value as of September 30, 2006	Fair Value as of December 31, 2005
Cash flow hedges
Interest rate swaps	$—	$250,000	$—	$2,150
Forward-starting interest rate swaps	1,125,000	650,000	(9,416)	8,771
Fair value hedges.	1,100,000	1,100,000	(30,896)	(30,112)
Total interest rate hedges	$2,225,000	$2,000,000	$(40,312)	$(19,191)
Foreign currency hedges
Sell Canadian Dollar forward	CAD —	CAD 11,512	$—	$71
Buy Euro forward	€—	€632	—	(11)
Cross currency Euro swap	€—	€3,740	—	134
Sell GBP forward	£8,200	£16,077	(10)	477
Total foreign currency hedges			$(10)	$671

On September 29, 2006, the Company entered into a £8 million forward swap (approximately $15.4 million) maturing October 6, 2006. In addition, on August 2, 2006, through TimberStar, the Company entered into a ten-year $75.0 million forward starting swap with a rate of 5.528%. On June 25, 2006, two pay-fixed swaps each with notional amounts of $125.0 million expired. In April 2006, through TimberStar, the Company entered into seven forward starting swaps, two with notional amounts of $50.0 million and five with notional amounts of $100.0 million. All seven forward starting swaps have ten-year terms and rates ranging from 5.495% to 5.604%. On February 17, 2006, four forward starting swaps all with notional amounts of $50.0 million, ten-year terms and rates from 4.610% to 4.483% were settled in connection with the Company’s issuance of $500.0 million of ten-year Senior Notes which were priced on February 16, 2006. The cash settlement amount is being amortized into “Interest expense” on the Company’s Consolidated Statements of Operations through the maturity of the Senior Notes.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11—Risk Management and Use of Financial Instruments (Continued)

At September 30, 2006, derivatives with a fair value of $9.7 million were included in “Deferred expenses and other assets” and derivatives with a fair value of $50.0 million were included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Financial Statements.

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

Substantially all of the Company’s CTL assets (including those held by joint ventures) and loans and other lending investments are collateralized by facilities located in the United States, with California (15.8%) and Florida (10.1%) representing the only significant concentrations (greater than 10.0%) as of September 30, 2006. The Company’s investments also contain significant concentrations in the following asset types as of September 30, 2006: office-CTL (16.3%), retail (13.4%), industrial/R&D (13.1%) and apartment/residential (12.0%).

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

Note 12—Stock-Based Compensation Plans and Employee Benefits

The Company’s 2006 Long-Term Incentive Plan (the “Plan”) is designed to provide equity-based incentive compensation for officers, key employees, directors, consultants and advisers of the Company. This Plan was effective May 31, 2006 and replaces the original 1996 Long-Term Incentive Plan. The Plan provides for awards of stock options, shares of restricted stock, phantom shares, dividend equivalent rights and other performance awards. There is a maximum of 4,550,000 shares of Common Stock available for awards under the Plan provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 1.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan are at the discretion of the Board of Directors or a committee of the Board of Directors. At September 30, 2006, options to purchase approximately 1.2 million shares of Common Stock were outstanding and approximately 481,000 shares of restricted stock were outstanding. A significant number of these options and shares of restricted stock were issued under the original 1996 Long-Term Incentive Plan and, therefore, a total of approximately 4.5 million shares remain available for awards under the Plan as of September 30, 2006.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

Changes in options outstanding during the nine months ended September 30, 2006 are as follows ($ in thousands, except for weighted average strike price):

	Number of Shares			Weighted	Aggregate
	Employees	Non-Employee Directors	Other	Average Strike Price	Intrinsic Value
Options Outstanding, December 31, 2005	850,732	96,894	284,366	$17.86
Granted in 2006	—	—	—	$—
Exercised in 2006	(35,451)	(6,900)	(17,230)	$21.24
Forfeited in 2006	(333)	—	—	$19.69
Options Outstanding, September 30, 2006	814,948	89,994	267,136	$17.69	$28,217

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2006:

Exercise Price	Options Outstanding and Exercisable	Remaining Contractual Life
$14.72	472,121	2.40
$16.88	396,322	3.26
$17.38	16,667	3.46
$19.69	161,182	4.26
$24.94	40,000	4.63
$26.97	2,000	4.70
$27.00	17,000	4.73
$28.54	3,396	1.59
$29.82	58,296	5.66
$55.39	5,094	2.67
	1,172,078

In the third quarter 2002 (with retroactive application to the beginning of the calendar year), the Company adopted the fair value method of accounting for options issued to employees or directors, as allowed under Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” and further amended by SFAS No. 123R. Accordingly, the Company recognizes a charge equal to the fair value of these options at the date of grant multiplied by the number of options issued. This charge is amortized over the related remaining vesting terms to individual employees as additional compensation. There were 15,500 options issued during the year ended December 31, 2003 with a strike price of $14.72. These options were fully vested as of December 31, 2005. The Company has not issued any options since 2003. Cash received from option exercises during the three and nine months ended September 30, 2006 was approximately $370,000 and $1.3 million, respectively. The Company issues new shares to satisfy these option exercises.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

Changes in non-vested restricted stock units during the nine months ended September 30, 2006 (shares and aggregate intrinsic value in thousands):

Non-Vested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested at December 31, 2005	94	$39.06
Granted	435	36.73
Vested	(32)	36.17
Forfeited	(16)	37.47
Nonvested at September 30, 2006	481	$37.20	$20,053

During the nine months ended September 30, 2006, the Company granted 435,294 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 418,836 remain outstanding. Dividends are paid on these restricted stock units as dividends are paid on shares of the Company’s Common Stock and are accounted for in a manner consistent with the Company’s Common Stock dividends, as a reduction to retained earnings.

During the year ended December 31, 2005, the Company granted 68,730 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 51,775 remain outstanding

During the year ended December 31, 2004, the Company granted 36,205 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 10,270 remain outstanding. In addition, in connection with the Chief Executive Officer’s employment agreement 236,167 restricted shares were issued on March 31, 2004 (see detailed information below).

For accounting purposes, the Company measures compensation costs for these shares, not including any contingently issuable shares, as of the date of the grant and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the respective vesting/service period. Such amounts appear on the Company’s Consolidated Statements of Operations in “General and administrative.” As of September 30, 2006, there was $12.4 million of total unrecognized compensation cost related to non-vested restricted stock units. That cost is expected to be recognized over a period of three years.

During the year ended December 31, 2004, the Company entered into a three-year employment agreement with its President. This initial three-year term, and any subsequent one-year renewal term, will automatically be extended for an additional year, unless earlier terminated by prior notice from the Company or the President. Under the agreement, the President receives an annual base salary of $350,000, subject to an annual review for upward (but not downward) adjustment. Beginning with the fiscal year ended December 31, 2005, he was eligible to receive a target bonus of $650,000, subject to annual review for upward adjustment. In addition, the President purchased a 20% interest in both the Company’s 2005 and 2006 high performance unit program for senior executive officers, a 25% interest in the Company’s 2007 high performance unit program for senior executive officers and a 35% interest in the Company’s

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

2008 high performance unit program for senior executive officers (see High Performance Unit Program discussion below). This performance program was approved by the Company’s shareholders in 2003 and is described in detail in the Company’s 2003 and 2005 annual proxy statement. As of September 30, 2006, the purchase price of approximately $288,000, $101,000, $91,000 and $139,000 for the 2005, 2006, 2007 and 2008 plans, respectively, was paid by the President. Further, the President has the opportunity to purchase a 35% interest in the Company’s 2009 high performance unit program for senior executive officers. The purchase price for all plans was based upon a valuation prepared by an independent investment-banking firm. The interests purchased by the President will have no value to him unless the Company achieves total shareholder returns in excess of those achieved by peer group indices, all as more fully described in the Company’s 2003 and 2005 annual proxy statement. The President is also entitled to an allocation of 25% of the interests in the Company’s proposed New Business Crossed Incentive Compensation Program, or an alternative plan.

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

Further, the Company granted the Chief Financial Officer 100,000 restricted shares which became fully-vested on January 31, 2004 as a result of the Company achieving a 53.3% total shareholder rate of return (dividends since November 6, 2002 plus share price appreciation from January 2, 2003). The Company incurred a one-time charge to earnings during the three months ended March 31, 2004 of approximately $4.1 million (the fair market value of the 100,000 shares at $40.02 per share plus the Company’s share of taxes). For accounting purposes, the employment arrangement described above was treated as a contingent, variable plan until January 31, 2004.

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

In addition, the Chief Executive Officer purchased an 80%, 75% and 70% interest in the Company’s 2006, 2007 and 2008 high performance unit program for senior executive officers, respectively (see High Performance Unit Program discussion below). This performance program was approved by the Company’s shareholders in 2003 and is described in detail in the Company’s 2003 and 2005 annual proxy statement. As of September 30, 2006, the purchase price of approximately $286,000, $274,000 and $325,000 for the 2006, 2007 and 2008 plans, respectively, was paid by the Chief Executive Officer. The purchase price for all plans was based upon a valuation prepared by an independent investment-banking firm. The interests purchased by the Chief Executive Officer will have no value to him unless the Company achieves total shareholder returns in excess of those achieved by peer group indices, all as more fully described in the Company’s 2003 and 2005 annual proxy statement.

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

Four plans within the program completed their valuation periods as of September 30, 2006: the 2002 plan, the 2003 plan, the 2004 plan and the 2005 plan. Each plan has 5,000 shares of High Performance Common Stock associated with it. Each share of High Performance Common Stock carries 0.25 votes per share.

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

The total shareholder return for the valuation period under the 2002 plan was 21.9%, which exceeded both the fixed performance threshold of 10% and the industry index return of (5.8%). As a result of this superior performance, the participants in the 2002 plan are entitled to receive distributions equivalent to the amount of dividends payable on 819,254 shares of the Company’s Common Stock, as and when such dividends are paid. Such dividend payments began with the first quarter 2003 dividend. The Company pays dividends on the 2002 plan shares in the same amount per equivalent share and on the same distribution dates that shares of the Company’s Common Stock are paid.

The total shareholder return for the valuation period under the 2003 plan was 78.3%, which exceeded the fixed performance threshold of 20% and the industry index return of 24.7%. The plan was fully funded and was limited to 1% of the average monthly number of fully diluted shares of the Company’s Common Stock during the valuation period. As a result of the Company’s superior performance, the participants in the 2003 plan are entitled to receive distributions equivalent to the amount of dividends payable on 987,149 shares of the Company’s Common Stock, as and when such dividends are paid. Such dividend payments began with the first quarter 2004 dividend. The Company pays dividends on the 2003 plan shares in the same amount per equivalent share and on the same distribution dates that shares of the Company’s Common Stock are paid.

The total shareholder return for the valuation period under the 2004 plan was 115.5%, which exceeded the fixed performance threshold of 30% and the industry index return of 55.1%. The plan was fully funded and was limited to 1% of the average monthly number of fully diluted shares of the Company’s Common Stock during the valuation period. As a result of the Company’s superior performance, the participants in the 2004 plan are entitled to receive distributions equivalent to the amount of dividends payable on 1,031,875 shares of the Company’s Common Stock, as and when such dividends are paid. Such dividend payments began with the first quarter 2005 dividend. The Company pays

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

dividends on the 2004 plan shares in the same amount per equivalent share and on the same distribution dates that shares of the Company’s Common Stock are paid.

The total shareholder return for the valuation period under the 2005 plan was 63.4%, which exceeded the fixed performance threshold of 30%, but did not exceed the industry index return of 80.8%. As a result, the plan was not funded and on December 31, 2005, the Company redeemed the high performance stock for its fair value and each unit holder received their proportionate share of the nominal fair value of the plan.

New 2006, 2007 and 2008 plans have been established with a three-year valuation period ending December 31, 2006, 2007 and 2008, respectively. Awards under the 2006 plan, the 2007 plan and the 2008 plan were approved in January 2004, 2005 and 2006, respectively. The 2006 plan, 2007 plan and 2008 plan each have 5,000 shares of High Performance Common Stock with an aggregate initial purchase price of $715,000, $643,000 and $725,000, respectively. As of September 30, 2006, the Company had received a net contribution of $607,000,  $539,000 and $709,000 under the 2006 plan, the 2007 plan and the 2008 plan, respectively. The purchase price of the High Performance Common Stock was approved by the Company’s Board of Directors based upon, among other things, an independent valuation from a major securities firm. The provisions of the 2006 plan, the 2007 plan and the 2008 plan are substantially the same as the prior plans.

In addition to these plans, a high performance unit program for senior executive officers has been established with three-year valuation periods ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively. The provisions of these plans are substantially the same as the high performance unit programs for employees except that the plans are limited to 0.5% of the average monthly number of fully diluted shares of the Company’s Common Stock during the valuation period.

The total shareholder return for the valuation period under the 2005 high performance unit program for executive officers was 63.4%, which exceeded the fixed performance threshold of 30%, but did not exceed the industry index return of 80.8%. As a result, the plan was not funded and on December 31, 2005, the Company redeemed the high performance stock for its fair value and each unit holder received their proportionate share of the nominal fair value of the plan.

During the quarter ended September 30, 2006, the Company recorded a charge to “General and administrative” on the Company’s Consolidated Statements of Operations relating to stock-based compensation in connection with the Company’s High Performance Unit equity compensation program for senior management. The non-cash compensation charge of approximately $4.5 million is the result of a correction due to a change in the assumptions of the discount rates used to value the 2002 through 2008 HPU plans. The employee participants in the plans purchased their interests in the plans based on the fair values originally determined at the applicable dates of grant of the original plans. The portion of the charge relating to the years ended December 31, 2002 through 2005 was determined pursuant to the requirements of SFAS No. 123 which was in effect for those years, and the portion relating to the first two quarters of the year ending December 31, 2006 was determined pursuant to SFAS No. 123R which became effective for 2006. The Company has concluded that the amount of stock-based compensation charges that should have been previously recorded are not material to any of its previously issued financial statements. The Company has further concluded that the cumulative charge of approximately $4.5 million is not material to the quarter ended September 30, 2006, nor is it expected to be material to the current fiscal year. As such, this cumulative charge is recorded in the Company’s Consolidated Statements of Operations for the three months ended September 30, 2006, rather than restating prior periods.

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

401(k) Plan

Effective November 4, 1999, the Company implemented a savings and retirement plan (the “401(k) Plan”), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Board of Directors, the Company may make matching contributions on the participant’s behalf of up to 50% of the first 10% of the participant’s annual compensation. The Company made gross contributions of approximately $93,000 and $95,000 for the three months ended September 30, 2006 and 2005, respectively, and $632,000 and $609,000 for the nine months ended September 30, 2006 and 2005, respectively.

Note 13—Earnings Per Share

EPS is calculated using the two-class method, pursuant to EITF 03-6. The two-class method is required as the Company’s HPU shares each have the right to receive dividends should dividends be declared on the Company’s Common Stock. HPU holders are Company employees who purchased high performance common stock units under the Company’s High Performance Unit Program.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13—Earnings Per Share (Continued)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three and nine months ended September 30, 2006 and 2005 for common shares, respectively (in thousands, except per share data):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income from continuing operations.	$86,702	$56,218	$259,563	$201,236
Preferred dividend requirements	(10,580)	(10,580)	(31,740)	(31,740)
Net income allocable to common shareholders and HPU holders before income from discontinued operations and gain from discontinued operations	$76,122	$45,638	$227,823	$169,496
Earnings allocable to common shares
Numerator for basic earnings per share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations	$74,262	$44,518	$222,254	$165,318
Income from discontinued operations	667	1,722	1,731	5,267
Gain from discontinued operations	16,842	538	21,267	934
Net income allocable to common shareholders	$91,771	$46,778	$245,252	$171,519
Numerator for diluted earnings per share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations(1)	$74,311	$44,530	$222,393	$165,361
Income from discontinued operations	667	1,722	1,731	5,268
Gain from discontinued operations	16,847	539	21,272	935
Net income allocable to common shareholders	$91,825	$46,791	$245,396	$171,564
Denominator:
Weighted average common shares outstanding for basic earnings per common share	113,318	112,835	113,281	112,313
Add: effect of assumed shares issued under treasury stock method for stock options and restricted shares.	878	779	809	782
Add: effect of contingent shares.	—	109	—	109
Add: effect of joint venture shares	349	298	349	298
Weighted average common shares outstanding for diluted earnings per common share	114,545	114,021	114,439	113,502
Basic earnings per common share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations	$0.66	$0.39	$1.96	$1.47
Income from discontinued operations	0.00	0.02	0.01	0.05
Gain from discontinued operations	0.15	0.00	0.19	0.01
Net income allocable to common shareholders	$0.81	$0.41	$2.16	$1.53
Diluted earnings per common share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations	$0.65	$0.39	$1.94	$1.46
Income from discontinued operations	0.00	0.02	0.01	0.04
Gain from discontinued operations	0.15	0.00	0.19	0.01
Net income allocable to common shareholders	$0.80	$0.41	$2.14	$1.51

Explanatory Note:

(1)    For the three months ended September 30, 2006 and 2005, includes the allocable portion of  $30 and $0 of joint venture income, respectively. For the nine months ended September 30, 2006 and 2005, includes the allocable portion of $86 and $0 of joint venture income, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13—Earnings Per Share (Continued)

As more fully described in Note 12, HPU shares are sold to employees as part of a performance-based employee compensation plan. As of September 30, 2006, the 2002-2005 HPU plans have vested, however, the 2005 plan did not meet the required performance thresholds to fund. Therefore, the Company redeemed the HPU shares from it’s employees. The 2002-2004 plans each have 5,000 shares outstanding.  The shares in each plan receive dividends based on a common stock equivalent that is separately determined for each plan depending on the Company’s performance during a three-year valuation period.  These HPU Shares are treated as a separate class of common stock under EITF-03-06. The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three and nine months ended September 30, 2006 and 2005 for HPU shares, respectively (in thousands, except per share data):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Earnings allocable to High Performance Units
Numerator for basic earnings per HPU share:
Income allocable to high performance units before income from discontinued operations and gain from discontinued operations	$1,860	$1,120	$5,569	$4,178
Income from discontinued operations	17	43	43	133
Gain from discontinued operations	422	14	533	24
Net income allocable to high performance units	$2,299	$1,177	$6,145	$4,335
Numerator for diluted earnings per HPU share:
Income allocable to high performance units before income from discontinued operations and gain from discontinued operations(1)	$1,841	$1,109	$5,515	$4,136
Income from discontinued operations	17	43	43	132
Gain from discontinued operations	417	13	528	23
Net income allocable to high performance units	$2,275	$1,165	$6,086	$4,291
Denominator:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15	15	15
Basic earnings per HPU share:
Income allocable to high performance units before income from discontinued operations and gain from discontinued operations	$124.00	$74.67	$371.27	$278.53
Income from discontinued operations	1.14	2.87	2.87	8.87
Gain from discontinued operations	28.13	0.93	35.53	1.60
Net income allocable to high performance units	$153.27	$78.47	$409.67	$289.00
Diluted earnings per HPU share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations	$122.73	$73.93	$367.67	$275.73
Income from discontinued operations	1.14	2.87	2.86	8.81
Gain from discontinued operations	27.80	0.87	35.20	1.53
Net income allocable to high performance units	$151.67	$77.67	$405.73	$286.07

Explanatory Note:

(1)    For the three months ended September 30, 2006 and 2005, includes the allocable portion of $30 and $0 of joint venture income, respectively. For the nine months ended September 30, 2006 and 2005, includes the allocable portion of $86 and $0 of joint venture income, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13—Earnings Per Share (Continued)

For the three and nine months ended September 30, 2006 and 2005, the following shares were antidilutive (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Stock options	5	5	5	5
Joint venture shares	52	52	52	52

Note 14—Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income” requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. Total comprehensive income was $58.5 million and $83.6 million for the three months ended September 30, 2006 and 2005, respectively, and $271.4 million and $222.0 million for the nine months ended September 30, 2006 and 2005, respectively. The primary components of comprehensive income, other than net income, consist of amounts attributable to the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges and changes in the fair value of the Company’s available-for-sale investments.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net income	$104,650	$58,535	$283,137	$207,594
Other comprehensive income:
Reclassification of (gains)/losses on securities into earnings upon realization	—	—	—	(2,737)
Reclassification of (gains)/losses on qualifying cash flow hedges into earnings	(301)	11,774	(3,050)	11,632
Unrealized gains/(losses) on available-for-sale investments	(256)	272	351	(93)
Unrealized gains/(losses) on cash flow hedges	(45,609)	13,013	(9,058)	5,110
Comprehensive income	$58,484	$83,594	$271,380	$221,506

Unrealized gains/(losses) on available-for-sale investments and cash flow hedges are recorded as adjustments to shareholders’ equity through “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets and are not included in net income unless realized.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 14—Comprehensive Income (Continued)

As of September 30, 2006 and December 31, 2005, accumulated other comprehensive income reflected in the Company’s shareholders’ equity is comprised of the following (in thousands):

	As of September 30, 2006	As of December 31, 2005
Unrealized gains on available-for-sale investments	$2,496	$2,145
Unrealized (losses)/gains on cash flow hedges	(368)	11,740
Accumulated other comprehensive income	$2,128	$13,885

Over time, the unrealized gains and losses held in other comprehensive income will be reclassified to earnings in the same period(s) in which the hedged items are recognized in earnings or in the period in which the available-for-sale securities are sold. The current balance held in other comprehensive income is expected to be reclassified to earnings over the lives of the current hedging instruments, or for the realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable.

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

Total dividends declared by the Company aggregated $174.5 million, or $1.54 per share of Common Stock consisting of quarterly dividends of $0.77 per share which were declared on April 3, 2006 and July 5, 2006. On October 2, 2006, the Company declared a dividend of approximately $88.8 million or $0.77 per common share applicable to the third quarter and payable on October 30, 2006 to shareholders of record and holders of certain share equivalents on October 16, 2006. The Company also declared dividends aggregating $6.0 million, $8.3 million, $5.9 million, $4.6 million and $7.0 million, respectively, on its Series D, E, F, G and I preferred stock, respectively, for the nine months ended September 30, 2006. There are no dividend arrearages on any of the preferred shares currently outstanding.

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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 15—Dividends (Continued)

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

The Company also pays dividends on 418,836 outstanding restricted stock units that were granted to employees during the nine months ended September 30, 2006. Total dividends paid by the Company for the nine months ended September 30, 2006 was approximately $644,000. Payments began with the dividend paid on April 28, 2006.

The exact amount of future quarterly dividends to common shareholders will be determined by the Board of Directors based on the Company’s actual and expected operations for the fiscal year and the Company’s overall liquidity position.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

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

The Company evaluates performance based on the following financial measures for each segment (in thousands):

	Real Estate Lending	Corporate Tenant Leasing	Corporate/ Other(1)	Company Total
	(unaudited)
Three months ended September 30, 2006:
Total revenues(2):	$170,857	$83,172	$2,563	$256,592
Equity in earnings (loss) from joint ventures	—	(116)	1,559	1,443
Total operating and interest expense(3):	3,724	31,437	135,881	171,042
Net operating income(4):	167,133	51,619	(131,759)	86,993
Three months ended September 30, 2005:
Total revenues(2):	$140,990	$75,920	$3,632	$220,542
Equity in earnings (loss) from joint ventures	—	(111)	850	739
Total operating and interest expense(3):	25,145	61,376	78,141	164,662
Net operating income(4):	115,845	14,433	(73,659)	56,619
Nine months ended September 30, 2006:
Total revenues(2):	$450,784	$254,827	$11,923	$717,534
Equity in earnings (loss) from joint ventures	—	(333)	2,829	2,496
Total operating and interest expense(3):	8,536	92,471	358,100	459,107
Net operating income(4):	442,248	162,023	(343,348)	260,923
Nine months ended September 30, 2005:
Total revenues(2):	$355,530	$227,052	$13,249	$595,831
Equity in earnings (loss) from joint ventures	—	(384)	958	574
Total operating and interest expense(3):	41,918	132,199	220,371	394,488
Net operating income(4):	313,612	94,469	(206,164)	201,917
As of September 30, 2006:
Total long-lived assets(5):	$6,123,911	$3,113,402	$147,341	$9,384,654
Total assets:	6,193,019	3,312,893	807,545	10,313,457
As of December 31, 2005:
Total long-lived assets(5):	$4,661,915	$3,115,361	$152,114	$7,929,390
Total assets:	4,705,525	3,293,048	533,723	8,532,296

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

(3)    Total operating and interest expense represents provision for loan losses for the Real Estate Lending business and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. Interest expense on unsecured notes and the unsecured and secured revolving credit facilities and general and administrative expense is included in Corporate and Other for all periods. Depreciation and amortization of $19.6 million and $17.9 million for the three months ended September 30, 2006 and 2005, respectively, and $58.0 million and $53.0 million for the nine months ended September 30, 2006 and 2005, respectively, are included in the amounts presented above.

(4)    Net operating income represents income before minority interest, income from discontinued operations and gain from discontinued operations.

(5)    Total long-lived assets is comprised of Loans and other lending investments, net and Corporate tenant lease assets, net, for each respective segment and timber investments, net in Corporate/Other.

Note 17—Subsequent Events

On October 18, 2006, the Company completed the exchange of its 8.75% Senior Notes due 2008 for 5.95% Senior Notes due 2013 in accordance with the exchange offer and consent solicitation launched on September 19, 2006. For each $1,000 principal amount of 8.75% Senior Notes tendered, holders received approximately $1,000 principal amount of 5.95% Senior Notes and $56.75 of cash. A total of $187.3 million aggregate principal amount of 5.95% Senior Notes were issued. The Company also amended certain covenants in the indenture relating to the remaining 8.75% Senior Notes due 2008 as a result of a consent solicitation of the holders of these notes. In connection with this exchange, the Company also terminated $150.0 million of reverse swaps that were designated to the 8.75% Senior Notes.

On October 30, 2006, the Company contributed the remainder of a $183.5 million equity investment, representing approximately 46.7% ownership in TimberStar Southwest. On the same day, TimberStar Southwest purchased approximately 900,000 acres of timberland located in Texas, Louisiana and Arkansas from International Paper for approximately $1.13 billion in cash and notes.

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

Results of Operations

The following table summarizes the Company’s results of operations for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 ($ in thousands):

	For the Three Months Ended
	September 30, 2006	September 30, 2005	$ Change	% Change	Explanation
Interest income	$153,053	$100,833	$52,220	52%	(1)
Operating lease income	83,170	75,920	7,250	10%
Other income	20,369	43,789	(23,420)	53%	(2)
Interest expense	115,262	80,731	34,531	43%	(3)
Operating costs—corporate tenant lease assets	6,726	5,718	1,008	18%	(4)
Depreciation and amortization	19,562	17,891	1,671	9%
General and administrative	27,492	15,960	11,532	72%	(5)
Provision for loan losses	2,000	—	2,000	>100%	(6)
Loss on early extinguishment of debt	—	44,362	(44,362)	>100%	(7)
Equity in earnings from joint ventures	1,443	739	704	95%	(8)
Income from discontinued operations	684	1,765	(1,081)	61%	(9)
Gain from discontinued operations, net	17,264	552	16,712	>100%	(9)

Explanatory Notes:

(1)          This increase was primarily due to $83.0 million of interest income on new originations or additional fundings, offset by a $40.8 million decrease from the repayment of loans and other lending investments. This increase was also due to an increase in interest income on the Company’s variable-rate lending investments as a result of higher average one-month LIBOR rates of 5.3% in 2006, compared to 3.6% in 2005.

(2)          During the three months ended September 30, 2006, other income included income from loan repayments and prepayment penalties of $16.4 million, realized gains on sales of lending investments of $1.6 million, income from certain equity investments of $1.5 million, gross profit from timber operations of $599,000 and asset management, mortgage servicing and other income of $296,000. During the three months ended September 30, 2005, other income included income from loan repayments and prepayment penalties of $40.2 million, income from certain equity investments of $2.8 million, gross profit from timber operations of $589,000 and asset management, mortgage servicing and other income of approximately $259,000.

(3)          This increase was primarily due to higher average borrowings on the Company’s unsecured revolving credit facility. This increase was also due to higher average one-month LIBOR rates, which averaged 5.3% in 2006 compared to 3.6% in 2005 and higher average three-month LIBOR rates, which averaged 5.4% in 2006 compared to 3.8% in 2005, on the unhedged portion of the Company’s variable-rate debt and was partially offset by a $2.4 million decrease in amortization of deferred financing costs on the Company’s debt obligations in 2006 compared to the same period in 2005.

(4)          This increase is primarily related to higher unrecoverable operating costs due to vacancies and lease modifications on certain CTL assets.

(5)          This increase is primarily due to a non-cash compensation charge of approximately $4.5 million in connection with the Company’s High Performance Unit equity compensation program for senior management (see above and Note 12 to the Company’s Consolidated Financial Statements). The increase is also due to an increase in compensation and office related costs resulting from employee growth.

(6)          The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company’s assessment of general market conditions, the Company’s internal risk management policies and credit risk rating system, industry loss experience, the Company’s assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, the Company recorded $2.0 million of additional provision for loan losses in the quarter ended September 30, 2006, after review of these items.

(7)          During 2005, the Company incurred $44.4 million of losses associated with the amortization of deferred financing costs, the amortization of cap premium and cash prepayment fees related to the early repayment of the Company’s STARs, Series 2002-1 Notes and the STARs, Series 2003-1 Notes. The Company also incurred a loss of approximately $55,000 associated with the write-off of the discount related to the early repayment of the Company’s $76.0 million term loan which had an original maturity date of December 2005.

(8)          This increase is primarily due to the improved quarterly performance of the Company’s investment in Oak Hill (see Note 6 to the Company’s Consolidated Financial Statements).

(9)          During the third quarter, the Company disposed of one CTL asset for net proceeds of $32.5 million and recognized a gain of approximately $17.3 million. During 2005, the Company disposed of one CTL asset for net proceeds of approximately $4.4 million and recognized a gain of approximately $552,000. The operating lease income earned by the Company prior to the sale or classification as “Assets held for sale,” is classified as “discontinued operations.”

During the nine months ended September 30, 2006, the Company signed a lease termination agreement with a customer that occupied 12 facilities that were subject to separate cross-defaulted leases and recognized one-time termination fee income. Subsequent to termination, the Company reclassified six of the facilities as held for sale and determined that they were impaired which resulted in a one-time impairment charge (see Note 5—Corporate Tenant Lease Assets on the Company’s Consolidated Financial Statements for further discussion). One of the facilities was leased in the third quarter 2006 and was therefore reclassified to “Corporate tenant lease assets” on the Company’s Consolidated Balance Sheets.

The recognition of the termination fee income and the impairment charge resulted in a net one-time positive impact to net income for the nine months ended September 30, 2006 of $4.0 million. As a result of the termination and the subsequent releasing of one of the facilities, the Company’s quarterly operating lease income from these 12 facilities will decrease by approximately $526,000.

During the quarter ended September 30, 2006, the Company recorded a non-cash charge of approximately $4.5 million to “General and administrative” on the Company’s Consolidated Statements of Operations in connection with the Company’s High Performance Unit equity compensation program for senior management. The non-cash compensation charge is the result of a correction due to a change in assumptions for the Liquidity, Non-voting and Forfeiture discounts used in valuing the HPU securities issued in the seven plans offered since the commencement of the program in 2002 (see Note 12—Stock-Based Compensation Plans and Employee Benefits on the Company’s Consolidated Financial Statements for further discussion).

The cumulative charge (Fiscal Year 2002:  $2.4 million, Fiscal Year 2003:  $1.2 million, Fiscal Year 2004:  $518,000, Fiscal Year 2005:  $231,000 and first and second quarter of Fiscal Year 2006:  $128,000) is recorded in the Company’s Consolidated Statements of Operations for the three months ended September 30, 2006, rather than restating prior periods, because the Company concluded that the expense is not material to any of its previously issued financial statements for any period. As a result of the change in assumptions the Company will have an additional expense of approximately $64,000 for each of the third and fourth quarters of 2006 and an additional expense of approximately $173,000 for the twelve months ending 2007.

The following table summarizes the Company’s results of operations for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 ($ in thousands):

	For the Nine Months Ended
	September 30, 2006	September 30, 2005	$ Change	% Change	Explanation
Interest income	$414,177	$299,118	115,059	38%	(1)
Operating lease income	248,810	226,852	21,958	10%
Other income	54,547	69,861	(15,314)	22%	(2)
Interest expense	310,147	231,336	78,811	34%	(3)
Operating costs—corporate tenant lease assets	18,932	16,778	2,154	13%	(4)
Depreciation and amortization	57,980	52,993	4,987	9%
General and administrative	67,048	46,769	20,279	43%	(5)
Provision for loan losses	5,000	2,250	2,750	>100%	(6)
Loss on early extinguishment of debt	—	44,362	(44,362)	>100%	(7)
Equity in earnings from joint ventures	2,496	574	1,922	>100%	(8)
Income from discontinued operations	1,774	5,400	(3,626)	67%	(9)
Gain from discontinued operations, net	21,800	958	20,842	>100%	(9)

Explanatory Notes:

(1)          This increase was primarily due to $218.5 million of interest income on new originations or additional fundings, offset by a $104.8 million decrease from the repayment of loans and other lending investments. This increase was also due to an increase in interest income on the Company’s variable-rate lending investments as a result of higher average one-month LIBOR rates of 5.0% in 2006, compared to 3.1% in 2005.

(2)          During the nine months ended September 30, 2006, other income included income from loan repayments and prepayment penalties of $34.6 million, income from certain equity investments of $7.0 million, lease termination fees of $6.0 million, gross profit from timber operations of $3.6 million, realized gains on sales of lending investments of $1.6 million and asset management, mortgage servicing and other income of approximately $1.8 million. During the nine months ended September 30, 2005, other income included income from loan repayments and prepayment penalties of $56.4 million, income from certain equity investments of $8.2 million, realized gains on sales of marketable securities of $3.2 million, gross profit from timber operations of $986,000, asset management, mortgage servicing and other income of approximately $832,000 and lease termination fees of $200,000.

(3)          This increase was primarily due to higher average borrowings on the Company’s unsecured revolving credit facility. This increase was also due to higher average one-month LIBOR rates, which averaged 5.0% in 2006 compared to 3.1% in 2005 and higher average three-month LIBOR rates, which averaged 5.1% in 2006 compared to 3.3% in 2005, on the unhedged portion of the Company’s variable-rate debt and was partially offset by a $5.6 million decrease in amortization of deferred financing costs on the Company’s debt obligations in 2006 compared to the same period in 2005.

(4)          This increase is primarily related to higher unrecoverable operating costs due to vacancies and lease modifications on certain CTL assets.

(5)          This increase is primarily due to an increase in compensation and office related costs resulting from employee growth. Additionally, the nine months ended September 30, 2006 includes a non-cash compensation charge of approximately $4.5 million in connection with the Company’s High

Performance Unit equity compensation program for senior management (see above and Note 12 to the Company’s Consolidated Financial Statements).

(6)          The Company considers it prudent to reflect provisions for loan losses on a portfolio basis based upon the Company’s assessment of general market conditions, the Company’s internal risk management policies and credit risk rating system, industry loss experience, the Company’s assessment of the likelihood of delinquencies or defaults, and the value of the collateral underlying its investments. Accordingly, the Company recorded $5.0 million of additional provision for loan losses in the nine months ended September 30, 2006, after review of these items.

(7)          The Company incurred $44.4 million of losses associated with the amortization of deferred financing costs, the amortization of cap premium and cash prepayment fees related to the early repayment of the Company’s STARs, Series 2002-1 Notes and the STARs, Series 2003-1 Notes. The Company also incurred a loss of approximately $55,000 associated with the write-off of the discount related to the early repayment of the Company’s $76.0 million term loan which had an original maturity date of December 2005.

(8)          This increase is primarily due to the improved performance during 2006 of the Company’s investment in Oak Hill (see Note 6 to the Company’s Consolidated Financial Statements).

(9)          During 2006, the Company disposed of four CTL assets for net proceeds of $54.4 million and recognized a gain of approximately $21.8 million. During 2005, the Company disposed of two CTL assets for net proceeds of approximately $10.4 million and recognized a gain of approximately $958,000. The operating lease income earned by the Company prior to their sale or classification as “Assets held for sale” is classified as “discontinued operations.” In addition, the operating lease income and a $7.5 million impairment associated with the facilities reclassified into “Assets held for sale” as of September 30, 2006 are included in discontinued operations.

Adjusted Earnings

The Company measures its performance using adjusted earnings in addition to net income. Adjusted earnings represent net income allocable to common shareholders and HPU holders computed in accordance with GAAP, before depreciation, depletion, amortization, gain from discontinued operations, extraordinary items and cumulative effect of change in accounting principle. Adjustments for joint ventures reflect the Company’s share of adjusted earnings calculated on the same basis.

The Company believes that, in addition to net income, adjusted earnings is a helpful measure to consider because this measure helps the Company to evaluate how its commercial real estate finance business is performing compared to other commercial finance companies, without the effects of certain GAAP adjustments that are not necessarily indicative of current operating performance. The most significant GAAP adjustments that the Company excludes in determining adjusted earnings are depreciation, depletion and amortization. As a commercial finance company that focuses on real estate lending and corporate tenant leasing, the Company records significant depreciation on its real estate assets and amortization of deferred financing costs associated with its borrowings. The Company also records depletion on its timber assets, although depletion amounts are currently insignificant. Depreciation, depletion and amortization do not affect the Company’s daily operations, but they do impact financial results under GAAP. By measuring its performance using adjusted earnings and net income, the Company is able to evaluate how its business is performing both before and after giving effect to recurring GAAP adjustments such as depreciation, depletion and amortization and, in the case of adjusted earnings, after including earnings from its joint venture interests on the same basis and excluding gains from the sale of assets that will no longer be part of its continuing operations.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
	(Unaudited)
Adjusted earnings:
Net income allocable to common shareholders and HPU holders	$94,070	$47,955	$251,397	$175,854
Add: Joint venture income	32	31	92	105
Add: Depreciation, depletion and amortization	20,758	19,485	61,791	56,016
Add: Joint venture depreciation and amortization	2,645	2,704	8,093	5,546
Add: Amortization of deferred financing costs	5,403	45,336	17,671	60,837
Less: Gain from discontinued operations	(17,264)	(552)	(21,800)	(958)
Adjusted diluted earnings allocable to common shareholders and HPU holder(1)(2)	$105,644	$114,959	$317,244	$297,400
Weighted average diluted common shares outstanding(3)	114,545	114,073	114,439	113,560

Explanatory Notes:

(1)          HPU holders are Company employees who purchased high performance common stock units under the Company’s High Performance Unit Program. For the three months ended September 30, 2006 and 2005 adjusted diluted earnings allocable to common shareholders and HPU holders includes $2,554 and $2,791 of adjusted earnings allocable to HPU holders, respectively. For the nine months ended September 30, 2006 and 2005 adjusted diluted earnings allocable to common shareholders and HPU holders includes $7,678 and $7,248 of adjusted earnings allocable to HPU holders, respectively.

(2)          For the nine months ended September 30, 2005, includes $6.8 million of cash paid for prepayment penalties associated with early extinguishment of debt.

(3)          In addition to the GAAP defined weighted average diluted shares outstanding these balances include an additional 52,000 shares and 59,000 shares for the three and nine months ended September 30, 2005, respectively, relating to the additional dilution of joint venture shares.

Risk Management

Loans and Other Lending Investments Credit Statistics—The table below summarizes the Company’s non-performing loans and details the reserve for loan losses associated with the Company’s lending investments as of September 30, 2006 and December 31, 2005 as well as charge-offs for the nine months ended September 30, 2006 and for the year ended December 31, 2005 (in thousands):

	As of September 30, 2006		As of December 31, 2005
Carrying value of non-performing
As a percentage of total assets	$18,356	0.18%	$35,291	0.41%
As a percentage of total loans		0.30%		0.75%
Reserve for loan losses/
As a percentage of total assets	$46,378	0.45%	$46,876	0.55%
As a percentage of total loans		0.75%		1.00%
Net charge-offs/
As a percentage of total assets	$5,498	0.05%	$—	0.00%
As a percentage of total loans		0.09%		0.00%

Non-Performing Loans—Non-performing are all loans on non-accrual status. The Company transfers loans to non-accrual status at such time as: (1) management determines the borrower is incapable of, or has ceased efforts towards, curing the cause of an impairment; (2) the loan becomes 90 days delinquent; (3) the loan has a maturity default; or (4) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value of such loan. Interest income is recognized only upon actual cash receipt for loans on non-accrual status. As of September 30, 2006, the Company’s non-performing loans included two non-accrual loans with an aggregate carrying value of $18.4 million, or 0.18% of total assets, compared to 0.41% at December 31, 2005. Management believes there is adequate collateral to support the book values of the assets.

Watch List Assets—The Company conducts a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an “early warning system.” As of September 30, 2006, the Company had three assets on its credit watch list, excluding those assets included in non-performing loans above, with an aggregate carrying value of $112.3 million, or 1.09% of total assets.

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

The following table outlines the contractual obligations related to the Company’s long-term debt agreements and operating lease obligations as of September 30, 2006. There are no other long-term liabilities of the Company that would constitute a contractual obligation.

		Principal Payments Due By Period(1)
	Total	Less Than 1 Year	2-3 Years	4-5 Years	6-10 Years	After 10 Years
	(In thousands)
Long-Term Debt Obligations:
Unsecured notes	$6,367,022	$200,000	$1,900,000	$1,600,000	$2,667,022	$—
Unsecured revolving credit facilities	696,414	—	—	696,414	—	—
Secured term loans	461,193	133,195	145,560	37,194	58,830	86,414
Trust Preferred	100,000	—	—	—	—	100,000
Total	7,624,629	333,195	2,045,560	2,333,608	2,725,852	186,414
Operating Lease Obligations:(2)	51,293	5,747	10,325	7,929	13,305	13,987
Total(3)	$7,675,922	$338,942	$2,055,885	$2,341,537	$2,739,157	$200,401

Explanatory Notes:

(1)          Assumes exercise of extensions on the Company’s long-term debt obligations to the extent such extensions are at the Company’s option.

(2)          The Company also has a $1.0 million letter of credit outstanding as security for its primary corporate office lease.

(3)          The Company also has letters of credit outstanding totaling $52.7 million as additional collateral for four of its investments. See “Off-Balance Sheet Transactions” below, for a discussion of certain unfunded commitments related to the Company’s lending and CTL business.

The Company’s primary credit facility is an unsecured credit facility totaling $2.20 billion that bears interest at LIBOR + 0.525% per annum and matures in June 2011. At September 30, 2006, the Company had $696.4 million drawn under this facility (see Note 9 to the Company’s Consolidated Financial Statements). The Company also has one LIBOR-based secured revolving credit facility with an aggregate maximum capacity of $500.0 million, of which there was no balance drawn as of September 30, 2006. Availability under the secured credit facility is based on collateral provided under a borrowing base calculation.

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

Significant non-financial covenants include a requirement in some series of its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of September 30, 2006, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

Unencumbered Assets/Unsecured Debt—The Company has completed the migration of its balance sheet towards unsecured debt, which generally results in a corresponding reduction of secured debt and an increase in unencumbered assets. The exact timing in which the Company will issue or borrow unsecured debt will be subject to market conditions. The following table shows the ratio of unencumbered assets to unsecured debt at September 30, 2006 and December 31, 2005 (in thousands):

	As of September 30, 2006	As of December 31, 2005
Total Unencumbered Assets	$9,734,850	$8,129,358
Total Unsecured Debt(1)	$7,163,436	$5,559,022
Unencumbered Assets/Unsecured Debt	136%	146%

Explanatory Note:

(1)          See Note 9 to the Company’s Consolidated Financial Statements for a more detailed description of the Company’s unsecured debt.

Capital Markets Activity—During the nine months ended September 30, 2006, the Company issued $1.70 billion aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 5.65% to 5.95% and maturing between 2011 and 2016 and $500.0 million of variable-rate Senior Notes bearing interest at three-month LIBOR + 0.34% maturing in 2009. The Company primarily used the proceeds from the issuance of these securities to repay outstanding indebtedness under its unsecured revolving credit facility. In addition, the Company’s $50.0 million of 7.95% Senior Notes matured in May 2006.

Subsequent to quarter end, the Company exchanged its 8.75% Senior Notes due 2008 for 5.95% Senior Notes due 2013 in accordance with the exchange offer and consent solicitation issued on October 4, 2006. For each $1,000 principal amount of 8.75% Senior Notes tendered, holders received approximately $1,000 principal amount of 5.95% Senior Notes and $56.75 of cash. A total of $187.3 million aggregate principal amount of 5.95% Senior Notes were issued. The Company also amended certain covenants in the indenture relating to the remaining 8.75% Senior Notes due 2008 as a result of a consent solicitation of the holders of these notes.

Unsecured/Secured Credit Facilities Activity—On June 28, 2006, the unsecured facility was amended and restated. The commitment increased to $2.20 billion, of which up to $750.0 million can be borrowed in multi-currency commitments. The rate on the facility decreased to LIBOR + 0.525% and the annual facility fee decreased to 12.5 basis points.

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

Other Financing Activity—During the nine months ended September 30, 2006, the portion of the $200.0 million term financing that was secured by certain commercial mortgage-backed securities was extended for one month and then matured on February 13, 2006. The remaining portion of this financing that was secured by corporate bonds was extended for one year to August 2007 and the rate on the loan was reduced to LIBOR + 0.22% to LIBOR + 0.65% from LIBOR + 0.25% to LIBOR + 0.70%. In addition, on May 31, 2006, the Company began a loan participation program which serves as an alternative to borrowing funds from the Company’s revolving credit facilities. The loan participations are short-term bank loans funded in the secondary market with fixed maturity dates typically ranging from overnight to 90 days. There was no amount outstanding under this program at September 30, 2006.

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

The following table represents the notional principal and fair value amounts of interest rate swaps by class and the corresponding hedged liability positions and the Company’s foreign currency derivatives. The Company’s foreign currency derivatives do not use hedge accounting, but are marked to market under SFAS No. 133 (in thousands):

	Notional Amount as of September 30, 2006	Notional Amount as of December 31, 2005	Fair Value as of September 30, 2006	Fair Value as of December 31, 2005
Cash flow hedges
Interest rate swaps	$—	$250,000	$—	$2,150
Forward-starting interest rate swaps	1,125,000	650,000	(9,416)	8,771
Fair value hedges.	1,100,000	1,100,000	(30,896)	(30,112)
Total interest rate hedges	$2,225,000	$2,000,000	$(40,312)	$(19,191)
Foreign currency hedges
Sell Canadian Dollar forward	CAD —	CAD 11,512	$—	$71
Buy Euro forward	€—	€632	—	(11)
Cross currency Euro swap	€—	€3,740	—	134
Sell GBP forward	£8,200	£16,077	(10)	477
Total foreign currency hedges			$(10)	$671

On September 29, 2006, the Company entered into a £8 million forward swap (approximately $15.4 million) maturing October 6, 2006. In addition, on August 2, 2006, through TimberStar, the Company entered into a ten-year $75.0 million forward starting swap with a rate of 5.528%. On June 25, 2006, two pay-fixed swaps each with notional amounts of $125.0 million expired. In April 2006, through TimberStar, the Company entered into seven forward starting swaps, two with notional amounts of $50.0 million and five with notional amounts of $100.0 million. All seven forward starting swaps have ten-year terms and rates ranging from 5.495% to 5.604%. On February 17, 2006, four forward starting swaps all with notional amounts of $50.0 million, ten-year terms and rates from 4.610% to 4.483% were settled in connection with the Company’s issuance of $500.0 million of ten-year Senior Notes which were priced on February 16, 2006. The cash settlement amount is being amortized into “Interest expense” on the Company’s Consolidated Statements of Operations through the maturity of the Senior Notes.

At September 30, 2006, derivatives with a fair value of $9.7 million were included in “Deferred expenses and other assets” and derivatives with a fair value of $50.0 million were included in “Accounts payable, accrued expenses and other liabilities” on the Company’s Consolidated Financial Statements.

Off-Balance Sheet Transactions—The Company is not dependent on the use of any off-balance sheet financing arrangements for liquidity. As of September 30, 2006, the Company did not have any CTL joint ventures accounted for under the equity method, which had third-party debt.

The Company’s STARs Notes were all on-balance sheet financings. These securitizations were prepaid on September 28, 2005.

The Company has certain discretionary and non-discretionary unfunded commitments related to its loans and other lending investments that it may be required to, or choose to, fund in the future. Discretionary commitments are those under which the Company has sole discretion with respect to future funding. Non-discretionary commitments are those that the Company is generally obligated to fund at the request of the borrower or upon the occurrence of events outside of the Company’s direct control. As of September 30, 2006, the Company had 52 loans with unfunded commitments totaling $2.19 billion, of which $20.2 million was discretionary and $2.17 billion was non-discretionary. In addition, the Company had $91.1 million of unfunded commitments, of which $4.2 million was discretionary and $86.9 million was non-discretionary related to 13 CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon funding, the Company would receive additional operating lease income from the customers. In addition, the Company has $17.8 million of non-discretionary unfunded commitments related to 20 existing customers in the form of tenant improvements which were negotiated between the Company and the customers at the commencement of the leases. Further, the Company had ten other investments with unfunded non-discretionary commitments of $83.0 million.

Ratings Triggers—The $2.20 billion unsecured revolving credit facility that the Company has in place at September 30, 2006 bears interest at LIBOR + 0.525% per annum based on the Company’s senior unsecured credit ratings of BBB from S&P, Baa2 from Moody’s and BBB from Fitch Ratings. Originally, this rate was reduced from LIBOR + 0.875% to LIBOR + 0.70% due to the Company achieving an investment grade senior unsecured debt rating from S&P and Moody’s in February 2006 and from Fitch in January 2006 (see below). The rate was further reduced to the current rate of LIBOR + 0.525% when the unsecured revolving credit facility was amended and restated in June 2006.

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

Except as described above, there are no other ratings triggers in any of the Company’s debt instruments or other operating or financial agreements at September 30, 2006.

Transactions with Related Parties—During 2005, the Company invested in a substantial minority interest of Oak Hill Advisors, L.P., Oak Hill Credit Alpha MGP, OHSF GP Partners II, LLC and Oak Hill Credit Opportunities MGP, LLC (see Note 6 to the Company’s Consolidated Financial Statements for more detail). In relation to the Company’s investment in these entities, it appointed to its Board of Directors a member that holds a substantial investment in these same four entities. During 2005, the Company had an investment in iStar Operating Inc. (“iStar Operating”), a taxable subsidiary that, through a wholly-owned subsidiary, services the Company’s loans and certain loan portfolios owned by third parties. The Company owned all of the non-voting preferred stock and a 95% economic interest in iStar Operating. An entity controlled by a former director of the Company, owned all of the voting common stock and a 5% economic interest in iStar Operating. On December 31, 2005, the Company acquired all the voting common stock and the remaining 5% economic interest in iStar Operating for a nominal amount and simultaneously merged it into an existing taxable REIT subsidiary of the Company.

DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company’s shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company’s shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company’s sole discretion. Shares issued under the plan may reflect a discount of up to 3% from the prevailing market price of the Company’s Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the three months ended September 30, 2006 and 2005, the Company issued a total of approximately 500,000 and 386,000 shares of its Common Stock, respectively, and during the nine months ended September 30, 2006 and 2005, the Company issued a total of approximately 532,000 and 411,000 shares of its Common stock, respectively, through the direct stock purchase component of the plan. Net proceeds during the three months ended September 30, 2006 and 2005, were approximately $20.6 million and $15.6 million, respectively, and $21.7 million and $16.6 million during the nine months ended September 30, 2006 and 2005, respectively. There are approximately 2.2 million shares available for issuance under the plan as of September 30, 2006.

Stock Repurchase Program—The Board of Directors approved, and the Company has implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. As of September 30, 2006, the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. The Company has not repurchased any shares under the stock repurchase program since November 2000, however the Company issued approximately 1.2 million shares of its treasury stock during 2005.

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

None

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                OTHER INFORMATION

None

ITEM 6.                EXHIBITS

a.                Exhibits

4.1	Form of Global Note evidencing 5.95% Senior Notes due 2013 issued on September 22, 2006.
4.2	Form of Global Note evidencing Senior Floating Rate Notes due 2009.
10.1	Indenture dated September 22, 2006, governing the 5.95% Senior Notes due 2013.
10.2	Indenture dated September 18, 2006, governing the Senior Floating Rate Notes due 2009.
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSTAR FINANCIAL INC.
Registrant
Date: November 8, 2006	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and
Chief Executive Officer (Principal executive officer)
Date: November 8, 2006	/s/ CATHERINE D. RICE
Catherine D. Rice
Chief Financial Officer (Principal financial and accounting officer)