Form 10-K
period 2006-12-31
ISTAR FINANCIAL INC
filed 2007-03-01
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12-b-2). Large accelerated filer ☒   Accelerated filer  ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2006 the aggregate market value of the common stock, $0.001 par value per share of iStar Financial Inc. (“Common Stock”), held by non-affiliates (1) of the registrant was approximately $4.08 billion, based upon the closing price of $37.75 on the New York Stock Exchange composite tape on such date.

As of January 31, 2007, there were 126,701,213 shares of Common Stock outstanding.

(1)             For purposes of this Annual Report only, includes all outstanding Common Stock other than Common Stock held directly by the registrant’s directors and executive officers.

DOCUMENTS INCORPORATED BY REFERENCE

1.                  Portions of the registrant’s definitive proxy statement for the registrant’s 2007 Annual Meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

iStar Financial Inc. (the “Company”) is a leading publicly-traded finance company focused on the commercial real estate industry. The Company provides custom-tailored financing to high-end private and corporate owners of real estate, including senior and mezzanine real estate debt, senior and mezzanine corporate capital, corporate net lease financing and equity. The Company, which is taxed as a real estate investment trust (“REIT”), seeks to deliver strong dividends and superior risk-adjusted returns on equity to shareholders by providing innovative and value added financing solutions to its customers. The Company’s two primary lines of business are lending and corporate tenant leasing.

The lending business is primarily comprised of senior and mezzanine real estate loans that typically range in size from $20 million to $150 million and have maturities generally ranging from three to ten years. These loans may be either fixed rate (based on the U.S. Treasury rate plus a spread) or variable rate (based on LIBOR plus a spread) and are structured to meet the specific financing needs of the borrowers. The Company also provides senior and mezzanine capital to corporations, particularly those engaged in real estate or real estate related businesses. These financings may be either secured or unsecured, typically range in size from $20 million to $150 million and have maturities generally ranging from three to ten years. As part of the lending business, the Company also acquires whole loans and loan participations which present attractive risk-reward opportunities.

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

The Company began its business in 1993 through private investment funds formed to capitalize on inefficiencies in the real estate finance market. In March 1998, these funds contributed their assets to the Company’s predecessor in exchange for a controlling interest in that company. The Company later acquired its former external advisor in exchange for shares of the Company’s common stock (‘‘Common Stock’’) and converted its organizational form to a Maryland corporation. As part of the conversion to a Maryland corporation, the Company replaced its former dual class common share structure with a single class of Common Stock. The Company’s Common Stock began trading on the New York Stock Exchange on November 4, 1999. Prior to this date, the Company’s Common Stock was traded on the American Stock Exchange. Since that time, the Company has grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions, including the acquisition in 1999 of TriNet Corporate Realty Trust, Inc. (“TriNet”), the acquisition in 2005 of Falcon Financial Investment Trust and the acquisition in 2005 of a significant non-controlling interest in Oak Hill Advisors LP and affiliates.

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

•       Avoiding commodity businesses in which there is significant direct competition from other providers of capital such as conduit lending and investments in commercial or residential mortgage-backed securities.

•       Developing direct relationships with borrowers and corporate customers as opposed to sourcing transactions solely through intermediaries.

•       Adding value beyond simply providing capital by offering borrowers and corporate customers specific lending expertise, flexibility, certainty of closing and continuing relationships beyond the closing of a particular financing transaction.

•       Taking advantage of market anomalies in the real estate financing markets when the Company believes credit is mispriced by other providers of capital, such as the spread between lease yields and the yields on corporate customers’ underlying credit obligations.

The Company seeks to invest in a mix of portfolio financing transactions to create asset diversification and single-asset financings of properties with strong, long-term competitive market positions. The Company’s credit process focuses on:

•       Building diversification by asset type, property type, obligor, loan/lease maturity and geography.

•       Financing commercial real estate assets in major metropolitan markets.

•       Underwriting assets using conservative assumptions regarding collateral value and future property performance.

•       Evaluating relative risk adjusted returns across multiple investment markets.

•       Focusing on replacement costs as the long-term determinant of real estate values.

•       Stress testing potential investments for adverse economic and real estate market conditions.

The Company seeks to maintain an investment portfolio which is diversified by asset type, underlying property type and geography. As of December 31, 2006, based on current gross carrying values, the Company’s total investment portfolio has the following characteristics:

Since the Company’s inception, substantially all of its investments have been in assets and with customers based in the United States and the Company has conducted its operations exclusively from the United States. In the first quarter of 2006, the Company opened a subsidiary in London, England. As of December 31, 2006 the Company had four employees working in London. The Company will use its London office to source investment opportunities abroad, primarily in Europe; however, the Company does not expect that non-U.S. investments will represent a material portion of its assets over the next twelve months.

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

Any commitment to make an investment of $25 million or less in any transaction or series of related transactions requires the approval of the Chief Executive Officer and General Counsel. Any commitment in an amount in excess of $25 million but not more than $75 million requires the further approval of the Company’s internal investment committee, consisting of senior management representatives from all of the Company’s key disciplines. Any commitment in an amount in excess of $75 million but not more than $150 million requires the further approval of the Investment Committee of the Board of Directors. Any commitment in an amount in excess of $150 million, and any strategic investment such as a corporate merger or acquisition or material transaction involving the Company’s entry into a new line of business, requires the approval of the full Board of Directors.

Financing Strategy

The Company has access to a wide range of debt and equity capital resources to finance its investment and growth strategies. At December 31, 2006, the Company had over $2.97 billion of tangible book equity capital and a total capitalization of approximately $14.4 billion, consisting of market equity, book debt and preferred equity. The Company believes that its size and track record are competitive advantages in obtaining attractive financing for its businesses.

The Company seeks to maximize risk-adjusted returns on equity and financial flexibility by accessing a variety of public and private debt and equity capital sources. While the Company believes that it is important to maintain diverse sources of funding, in 2003, it began to emphasize unsecured funding sources of debt, such as long-term unsecured corporate debt. The Company believes that unsecured debt is more cost-effective, flexible and efficient than secured debt. The Company’s current sources of debt capital include:

•       Long-term, unsecured corporate debt.

•       A combined $2.70 billion of maximum committed capacity under its unsecured and secured revolving credit facilities at year end.

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

Hedging Strategy

The Company has variable-rate lending assets and variable-rate debt obligations. These assets and liabilities create a natural hedge against changes in variable interest rates. This means that, as interest rates increase, the Company earns more on its variable-rate lending assets and pays more on its variable-rate debt obligations and, conversely, as interest rates decrease, the Company earns less on its variable-rate lending assets and pays less on its variable-rate debt obligations. When the Company’s variable-rate debt obligations exceed its variable-rate lending assets, the Company utilizes derivative instruments to limit the impact of changing interest rates on its net income. The Company’s policy requires that we manage our fixed/floating rate exposure such that a 100 basis point move in short term interest rates would have no more than a 2.5% impact on its quarterly adjusted earnings. The Company does not use derivative instruments for speculative purposes. The derivative instruments the Company uses are typically in the form of interest rate swaps and interest rate caps. Interest rate swaps effectively change variable-rate debt obligations to fixed-rate debt obligations. In addition, when appropriate the Company enters into interest rate swaps that convert fixed-rate debt to variable rate in order to mitigate the risk of changes in fair value of the fixed-rate debt obligations. Interest rate caps effectively limit the maximum interest rate on variable-rate debt obligations.

Developing an effective strategy for dealing with movements in interest rates is complex and no strategy can completely insulate the Company from risks associated with such fluctuations. There can be no assurance that the Company’s hedging activities will have the desired beneficial impact on its results of operations or financial condition.

We also seek to match-fund our foreign denominated assets so that changes in foreign exchange rates or forward curves will have a minimal impact on earnings. Foreign denominated assets and liabilities are presented in our financial statements in US dollars at current exchange rates each reporting period with changes flowing through earnings. Matched assets and liabilities in the same currency are a natural hedge against currency fluctuations. For investments denominated in currencies other than British pounds, Canadian dollars and euros, we primarily use forward contracts to hedge our exposure to foreign exchange risk.

The primary risks from the Company’s use of derivative instruments is the risk that a counterparty to a hedging arrangement could default on its obligation and the risk that the Company may have to pay certain costs, such as transaction fees or breakage costs, if a hedging arrangement is terminated by the counterparty. As a matter of policy, the Company enters into hedging arrangements with counterparties that are large, creditworthy financial institutions typically rated at least “A/A2” by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”), respectively. The Company’s hedging strategy is monitored by its Audit Committee on behalf of its Board of Directors and may be changed by the Board of Directors without shareholder approval.

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

As of December 31, 2006, the Company’s loan portfolio is comprised of:

	Carrying Value	% of Total
	(In thousands)
First mortgages / Senior loans	$5,405,830	79%
Mezzanine / Subordinated debt	1,446,221	21%
Gross carrying value	$6,852,051	100%
Reserve for loan losses	(52,201)
Total carrying value, net	$6,799,850

As more fully discussed in Note 3 to the Company’s Consolidated Financial Statements, the Company continually monitors borrower performance and completes a detailed, loan-by-loan formal credit review on a quarterly basis. After having originated or acquired approximately $23.0 billion of investment transactions over its 13 year history through December 31, 2006, the Company and its private investment fund predecessors have experienced minimal actual losses on their lending investments.

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

As of December 31, 2006, the Company’s loan portfolio has the following characteristics:

Investment Class	Collateral Types	# of Loans In Class	Carrying Value(1)	Principal Balance Outstanding	Weighted Average Accrual Rate(2)	Weighted Average First Dollar Current Loan-to- Value(3)	Weighted Average Last Dollar Current Loan-to- Value(3)
	(In thousands)
First mortgages / Senior loans	Office / Residential/Retail /	196	$5,405,830	$5,464,526	9.27%	7%	65%
	Industrial, R&D / Mixed Use / Hotel / Entertainment, Leisure / Other
Mezzanine / Subordinated debt	Office / Residential /	55	1,446,221	1,479,934	10.09%	44%	63%
	Retail / Industrial, R&D / Mixed Use / Hotel / Other
Total / Weighted average		251	$6,852,051	$6,944,460	9.44%	15%	64%

Explanatory Notes:

(1)             Where Current Carrying Value differs from Current Principal Balance Outstanding, the difference represents unamortized amount of acquired premiums, discounts or deferred loan fees.

(2)             All variable-rate loans assume a 30-day LIBOR rate of 5.32% (the 30-day LIBOR rate at December 31, 2006). As of December 31, 2006, nine loans with a combined carrying value of $229.9 million have a stated accrual rate that exceeds the stated pay rate. The weighted average stated pay rate for First mortgages / Senior loans, Mezzanine / Subordinated debt, and the total loan portfolio is 9.23%, 8.30% and 9.03%, respectively.

(3)             Weighted average ratios of first and last dollar current loan carrying value to underlying collateral value using third-party appraisal or the Company’s internal valuation.

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

As of December 31, 2006, the Company’s loan portfolio has the following interest rate characteristics:

	Carrying Value	% of Total
	(In thousands)
Fixed-rate loans	$2,597,854	38%
Variable-rate loans	4,254,197	62%
Gross carrying value	$6,852,051	100%

Summary of Prepayment Terms

The Company is exposed to risks of prepayment on its loan assets, and generally seeks to protect itself from such risks by structuring its loans with prepayment restrictions and/or penalties.

As of December 31, 2006, the Company’s loan portfolio has the following call protection characteristics:

	Carrying Value	% of Total
	(In thousands)
Fixed prepayment penalties or minimum whole-dollar profit	$1,120,077	17%
Substantial lock-out for original term(1)	1,655,503	24%
Yield maintenance	358,745	5%
Total loans with call protection	3,134,325	46%
Currently open to prepayment with no penalty	3,717,726	54%
Gross carrying value	$6,852,051	100%

Explanatory Note:

(1)             For the purpose of this table, the Company has assumed a substantial lock-out to mean at least three years.

Summary of Lending Business Maturities

As of December 31, 2006, the Company’s loan portfolio has the following maturity characteristics:

Year of Maturity	Number of Transactions Maturing	Carrying Value	% of Total
		(In thousands)
2007	26	$1,211,127	18%
2008	46	1,093,398	16%
2009	40	1,323,441	19%
2010	18	492,692	7%
2011	29	716,051	10%
2012	12	418,810	6%
2013	25	601,354	9%
2014	9	311,275	5%
2015	3	191,580	3%
2016	10	110,665	2%
2017 and thereafter	33	381,658	6%
Total	251	$6,852,051	100%
Weighted average maturity		4.3 years

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

•       Commitments to the facilities as mission-critical assets to their on-going businesses.

As of December 31, 2006, the Company had 126 customers operating in more than 22 major industry sectors, including automotive, finance, healthcare, recreation, technology and communications. The majority of these customers are well-recognized national and international organizations, such as Federal Express, IBM, Nike, Nokia, Verizon and the U.S. Government.

As of December 31, 2006, the Company’s CTL portfolio has the following tenant credit characteristics:

	Annualized In-Place Operating Lease Income(3)	% of In-Place Operating Lease Income
	(In thousands)
Investment grade(1)	$93,756	28%
Implied investment grade(2)	20,271	6%
Non-investment grade	117,791	35%
Unrated	105,062	31%
Total	$336,880	100%

Explanatory Notes:

(1)             A customer’s credit rating is considered “Investment Grade” if the tenant or its guarantor has a published senior unsecured credit rating of Baa3/BBB- or above by one or more of the three national rating agencies.

(2)             A customer’s credit rating is considered “Implied Investment Grade” if it is 100% owned by an investment-grade parent or it has no published ratings, but has credit characteristics that the Company believes warrant an investment grade senior unsecured credit rating. Examples at December 31, 2006 include Volkswagen of America, Inc. and Google, Inc.

(3)             Reflects annualized GAAP operating lease income for leases in-place at December 31, 2006.

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

As of December 31, 2006, the Company owned 380 office and industrial, entertainment, medical and retail facilities principally subject to net leases to 125 customers, comprising 34.4 million square feet in 38 states. The Company also has a portfolio of 17 hotels under a long-term master lease with a single customer. Information regarding the Company’s CTL assets as of December 31, 2006 is set forth below:

SIC Code		# of Leases	% of In-Place Operating Lease Income(1)	% of Total Revenue(2)
48	Communications	6	9.9%	3.1%
79	Amusement & Recreation Services	3	9.5%	3.0%
73	Business Services	13	9.1%	2.9%
55	Automotive Dealers & Gasoline Service Stations	31	8.6%	2.7%
70	Hotels, Rooming, Housing & Lodging	4	6.7%	2.1%
62	Security & Commodity Brokers	3	6.5%	2.1%
36	Electronic & Other Elec. Equipment	14	5.8%	1.8%
37	Transportation Equipment	6	5.8%	1.8%
35	Indus./Commercial Machinery, incl. Computers	12	5.2%	1.7%
30	Rubber & Misc. Plastics Products	2	5.1%	1.6%
78	Motion Pictures	4	4.3%	1.4%
50	Wholesale Trade-Durable Goods	9	2.4%	0.7%
42	Motor Freight Transp. & Warehousing	3	2.1%	0.7%
64	Insurance Agents, Brokers & Service	4	2.0%	0.6%
63	Insurance Carriers	4	1.8%	0.6%
91	Executive, Legislative, & General Gov’t.	3	1.6%	0.5%
80	Healthcare Services	17	1.4%	0.5%
87	Engineering, Accounting & Research Services	7	1.3%	0.4%
45	Airports, Flying Fields & Terminal Services	1	1.1%	0.4%
58	Eating & Drinking Places	9	1.1%	0.3%
75	Automotive Repair, Services, & Parking	1	1.0%	0.3%
54	Food Stores	2	1.0%	0.3%
	Various	18	6.7%	2.2%
	Total	176	100%

Explanatory Notes:

(1)             Reflects annualized GAAP operating lease income for leases in-place at December 31, 2006.

(2)             Reflects annualized GAAP operating lease income for leases in-place at December 31, 2006 as a percentage of annualized total revenue for the quarter ended December 31, 2006.

As of December 31, 2006, lease expirations on the Company’s CTL assets, including facilities owned by the Company’s joint ventures, are as follows:

Year of Lease Expiration	Number of Leases Expiring	Annualized In-Place Operating Lease Income(1)	% of In-Place Operating Lease Income	% of Total Revenue(2)
		(In thousands)
2007	14	$32,379	9.6%	3.1%
2008	7	10,003	3.0%	0.9%
2009	7	9,077	2.7%	0.9%
2010	11	12,805	3.8%	1.2%
2011	10	7,565	2.2%	0.7%
2012	14	17,478	5.2%	1.6%
2013	8	11,035	3.3%	1.0%
2014	32	22,294	6.6%	2.1%
2015	8	10,671	3.2%	1.0%
2016	6	22,606	6.7%	2.1%
2017 and thereafter	59	180,967	53.7%	17.1%
Total	176	$336,880	100%
Weighted average remaining lease term		10.9 years

Explanatory Notes:

(1)             Reflects annualized GAAP operating lease income for leases in-place at December 31, 2006.

(2)             Reflects annualized GAAP operating lease income for leases in-place at December 31, 2006 as a percentage of annualized total revenue for the quarter ended December 31, 2006.

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

Code of Conduct

The Company has adopted a code of business conduct for all of its employees and directors, including the Company’s chief executive officer, chief financial officer, other executive officers and personnel. A copy of the Company’s code of conduct has been previously filed with the SEC and is incorporated by reference in this Annual Report on Form 10-K as Exhibit 14.0. The code of conduct is also available on the Company’s website at www.istarfinancial.com. The Company intends to post on its website material changes to, or waivers from, its code of conduct, if any, within two days of any such event. The Company’s code of conduct was originally adopted in February 2000 and was amended in October 2002 to reflect changes in the NYSE’s corporate governance guidelines. As of December 31, 2006, there were no waivers or further changes since adoption of the current code of conduct in October 2002.

Employees

As of January 31, 2007, the Company had 214 employees and believes its relationships with its employees to be good. The Company’s employees are not represented by a collective bargaining agreement.

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

We Are Subject to Risks Relating to Our Lending Business.

We may suffer a loss if a borrower defaults on a non-recourse loan or on a loan that is not secured by underlying real estate.

In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the real estate-related assets collateralizing the loan. For this purpose, we consider loans made to special purpose entities formed solely for the purpose of holding and financing particular assets to be non-recourse loans. If the underlying asset value is below the loan amount, we will suffer a loss. Conversely, we sometimes make loan investments that are unsecured or are secured by equity interests in the borrowing entities. These loans are subject to the risk that other lenders may be directly secured by the real estate assets of the borrower. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying real estate.

In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the borrower prior to a default, and as a result, their value may be reduced by acts or omissions by owners or managers of the assets. As of December 31, 2006, 84% of our loans were non-recourse based upon the gross carrying value of our loan assets, and 11% of our total investments, based on gross carrying values of our total investments, consisted of loans that are unsecured or secured by equity interests in the borrowing entity.

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

If a borrower defaults on our loan but does not have sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event of a borrower bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy our loan. In addition, certain of our loans are subordinate to other debt of the borrower. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

Our reserves for losses may prove inadequate, which could have a material adverse effect on us.

We maintain and regularly evaluate financial reserves to protect against potential future losses. While we have asset-specific credit protection in many of our loans, including cash reserve accounts, cash deposits and letters of credit, such protections may not be sufficient to protect against all losses and such protections relate only to specific assets and may not be used to satisfy losses on other assets. As of December 31, 2006, accumulated loan loss reserves and other asset-specific credit protection represented an aggregate of 7% of the gross book value of our qualifying loans. We cannot be certain that our reserves will be adequate over time to protect against potential future losses because of unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. If our reserves for credit losses prove inadequate we could suffer losses which could have a material adverse affect on our financial performance, the market prices of our securities and our ability to pay dividends.

We are subject to the risk that provisions of our loan agreements may be unenforceable.

Our rights and obligations with respect to our loans are governed by written loan agreements and related documentation. It is possible that a court could determine that one or more provisions of a loan agreement are unenforceable, such as a loan prepayment provision or the provisions governing our security interest in the underlying collateral. If this were to happen with respect to a material asset or group of assets we could be adversely affected.

We are subject to the risks associated with loan participations, such as less than full control rights.

Some of our assets are participating interests in loans in which we share the rights, obligations and benefits of the loan with other participating lenders. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings in the event of default and the institution of, and control over, foreclosure proceedings. Similarly, a majority of the participants may be able to take actions to which we object but to which we will be bound if our participation interest represents a minority interest. We may be adversely affected by this lack of full control.

We are subject to risks associated with construction lending, such as cost over-runs and delays in completion.

Our loan assets include loans made to developers to construct prospective projects. The primary risks to us of construction loans are the potential for cost over-runs, the developer’s failing to meet a project delivery schedule and the inability of a borrower to sell or refinance the project at completion and repay our loan. These risks could cause us to have to fund more money than we originally anticipated in order to complete the project. We may also suffer losses on our loans if the borrower is unable to sell the project or refinance our loan.

Prepayments of our loans, particularly during periods of low interest rates, may reduce our recurring income and we also may not receive prepayment penalties.

Borrowers may seek to prepay our loans, particularly during periods when interest rates are low. If loans repay before their maturity, we may not be able to reinvest the proceeds quickly or we may be forced to reinvest the proceeds in lower-yielding assets. Accordingly, prepayments of our assets may reduce the amount of our recurring income and could adversely affect our financial performance. Many, but not all, of our loans provide that the borrower must pay us a prepayment penalty if the loan is repaid before a specified date. This is often referred to as a “lock-out period.”  While prepayment penalties provide us with financial compensation, they represent one-time payments as opposed to recurring income. After the end of the lock-out period, the borrower may prepay the loan without penalty prior to its maturity. As of December 31, 2006, 54% of our lending portfolio consisted of loans open to prepayment without penalty.

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

We own the properties leased to the tenants of our CTL assets and we receive rents from the tenants during the terms of our leases. A tenant’s ability to pay rent is determined by the creditworthiness of the tenant. If a tenant’s credit deteriorates, the tenant may default on its obligations under our lease and the tenant may also become bankrupt. The bankruptcy or insolvency of our tenants or other failure to pay is likely to adversely affect the income produced by our CTL assets. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy, we may not be able to evict the tenant solely because of such bankruptcy or failure to pay. A court, however, may authorize a tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In addition, certain amounts paid to us within 90 days prior to the tenant’s bankruptcy filing could be required to be returned to the tenant’s bankruptcy estate. In any event, it is highly unlikely that a bankrupt or insolvent tenant would pay in full amounts it owes us under a lease. In other circumstances, where a tenant’s financial condition has become impaired, we may agree to partially or wholly terminate the lease in advance of the termination date in consideration for a lease termination fee that is likely less than the agreed rental amount. Without regard to the manner in which the lease termination occurs, we are likely to incur additional costs in the form of tenant improvements and leasing commissions in our efforts to lease the space to a new tenant. In any of the foregoing circumstances, our financial performance, the market prices of our securities and our ability to pay dividends could be materially adversely affected.

Lease expirations, lease defaults and lease terminations may adversely affect our revenue.

Lease expirations, lease defaults and lease terminations may result in reduced revenues if the lease payments received from replacement corporate tenants are less than the lease payments received from the expiring, defaulting or terminating corporate tenants. In addition, lease defaults by one or more significant corporate tenants, lease terminations by corporate tenants following events of casualty or takings by eminent domain, or the failure of corporate tenants under expiring leases to elect to renew their leases, could cause us to experience long periods of vacancy with no revenue from a facility and to incur substantial capital expenditures in order to obtain replacement corporate tenants.

As of December 31, 2006, the percentage of our revenues (based on annualized GAAP operating lease income for leases in place at December 31, 2006, as a percentage of annualized total revenue for the quarter ended December 31, 2006) that are subject to expiring leases during each year from 2007 through 2011 is as follows:

2007	3.1%
2008	0.9%
2009	0.9%
2010	1.2%
2011	0.7%

Our properties face significant competition which may impede our ability to retain tenants or re-let space when existing tenants vacate.

We face significant competition from other owners, operators and developers of properties, many of which own properties similar to ours in the markets in which we operate. Such competition may affect our ability to attract and retain tenants and reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to rent space at lower rental rates than we or in their owners providing greater tenant improvement allowances or other leasing concessions. This combination of circumstances could adversely affect our financial performance, the market prices of our securities and our ability to pay dividends.

We may need to make significant capital improvements to our corporate facilities in order to remain competitive.

Our corporate facilities may face competition from newer, more updated facilities. In order to remain competitive, we may need to make significant capital improvements to our existing corporate facilities. In addition, in the event we need to re-lease a corporate facility, we may need to make significant tenant improvements, including conversions of single tenant buildings to multi-tenant buildings. The costs of these improvements could adversely affect our financial performance.

Our ownership interests in corporate facilities are illiquid, hindering our ability to mitigate a loss.

Since our ownership interests in corporate facilities are illiquid, we may lack the necessary flexibility to vary our investment strategy promptly to respond to changes in market conditions. In addition, if we have to foreclose on an asset or if we desire to sell it in an effort to recover or mitigate a loss, we may be unable to do so at all, or only at a discount.

We Compete With a Variety of Financing Sources For Our Customers.

Our markets are highly competitive. Our competitors include finance companies, other REITs, commercial banks and thrift institutions, investment banks and hedge funds. Competition from traditional competitors and new market entrants has intensified in recent years due to a strong economy, substantial marketplace liquidity and increasing recognition of the attractiveness of the commercial real estate finance markets. In addition, the rapid expansion of the securitization markets, particularly through collateralized debt obligations or CDOs, has dramatically reduced the difficulty of obtaining access to capital, which is the principal barrier to entry into our markets. This trend has further intensified competition from specialized securitization lenders which offer aggressive pricing terms. Our competitors seek to compete aggressively on the basis of transaction pricing, terms and structure and we may lose market share to the extent we are unwilling to match our competitors’ pricing, terms and structure in order to maintain our interest margins and/or credit standards. To the extent that we match competitors’ pricing, terms or structure, we may experience decreased interest margins and/or increased risk of credit losses, which could have a material adverse effect on our financial performance, the market prices of our securities and our ability to pay dividends.

Our Ability to Attract and Retain Key Personnel is Critical to Our Success and Our Future Growth.

Our success depends on our ability to retain our senior management and the other members of our management team and recruit additional qualified personnel.  We have added significant personnel in the most recent fiscal year and we anticipate that it will be necessary for us to add additional professionals as we pursue our growth strategy.  However, we may not succeed in recruiting additional personnel or retaining current personnel, as the market for qualified professionals in our industry is extremely competitive and costly.  Members of our senior management possess substantial experience and expertise in investing and have significant relationships with our customers and other institutions which are the source of many of our investment opportunities.  Therefore, if members of our management join competitors or form competing companies it could result in the loss of investment opportunities, which could have a material adverse effect on our results of operations.  Efforts to retain or attract professionals may result in significant additional expenses, which could adversely affect our profitability.

We Are Subject to Risks Relating to Our Asset Concentration.

As of December 31, 2006, the average size of our lending investments was $33.1 million and the average size of our CTL investments was $29.6 million. Of our annualized revenues for the quarter ended December 31, 2006, 12% were derived from our five largest loan and CTL customers. No single loan or CTL investment represents more than 3% of our annualized revenues for the fiscal quarter ended December 31, 2006. While our asset base is diversified by product line, asset type, obligor, property type and geographic location, it is possible that if we suffer losses on a portion of our larger assets, our financial performance, the market prices of our securities and our ability to pay dividends could be materially adversely affected.

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

An Earthquake or Terrorist Act Could Adversely Affect Our Business.

Approximately 23% of the gross carrying value of our assets as of December 31, 2006, were located in the West and Northwest United States, which are high risk geographical areas for earthquakes. In addition, a significant number of our properties are located in New York City and other major urban areas which have, in recent years, been high risk geographical areas for terrorism and threats of terrorism. Future earthquakes or acts of terrorism could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. Any earthquake or terrorist attack, whether or not insured, could have a material adverse effect on our financial performance, the market prices of our securities and our ability to pay dividends.

Uninsured Losses or Losses in Excess of Our Insurance Coverage Could Adversely Affect Our Financial Condition and Our Cash Flows.

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

Recent Strategic Investments Involve Risks.

In recent years we have made strategic investments in complementary businesses, such as financing for the timber and automotive industries, and expect that we may pursue additional strategic investments from time to time in the future. Strategic investments may involve the incurrence of additional debt and contingent liabilities. In addition, we may incur expenses from these investments, or they may require substantial investments of additional capital, before they begin generating anticipated returns. Strategic transactions involve risks, including:

•       Difficulties in assimilating the operations, products, technology, information systems and personnel of the acquired business;

•       Potentially dilutive issuances of equity securities and the incurrence of additional debt in connection with future acquisitions;

•       Diverting management’s attention from other business concerns;

•       Difficulties in maintaining uniform standards, controls, procedures and policies;

•       Entering markets in which we have limited prior experience; and

•       Losing key employees or customers of the acquired business.

These factors could adversely affect our results of operations, liquidity or stock price.

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

Our Growth is Dependent on Leverage, Which May Create Other Risks.

Our success is dependent, in part, upon our ability to grow assets through leverage. Our ability to obtain the leverage necessary for execution of our business plan will ultimately depend upon our ability to maintain interest coverage ratios meeting market underwriting standards that will vary according to lenders’ assessments of our creditworthiness and the terms of the borrowings. As of December 31, 2006, our debt-to-book equity plus accumulated depreciation/depletion and loan loss reserves ratio was 2.3x and our total carrying value of debt obligations outstanding was approximately $7.83 billion. Our charter does not limit the amount of indebtedness which we may incur. Our Board of Directors has overall responsibility for our financing strategy. Stockholder approval is not required for changes to our financing strategy. If our Board of Directors decided to increase our leverage, it could lead to reduced or negative cash flow and reduced liquidity.

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

The primary risks from our use of derivative instruments is the risk that a counterparty to a hedging arrangement could default on its obligation and the risk that we may have to pay certain costs, such as transaction fees or breakage costs, if a hedging arrangement is terminated by us. As a matter of policy, we enter into hedging arrangements with counterparties that are large, creditworthy financial institutions typically rated at least “A/A2” by S&P and Moody’s, respectively. Our hedging strategy is monitored by our Audit Committee on behalf of our Board of Directors and may be changed by the Board of Directors without stockholder approval.

Developing an effective strategy for dealing with movements in interest rates is complex and no strategy can completely insulate us from risks associated with such fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition.

Some of Our Investments Are Subject to Risks Associated With the Timber Industry.

We have investments in the timber industry through our interest in TimberStar Operating Partnership LP. Our total investment in TimberStar represented approximately 3% of our total assets as of December 31, 2006. TimberStar is subject to risks associated with the timber industry, including that:

•  The timber industry is cyclical. Demand for wood products is affected primarily by the level of residential construction and industrial uses. Changes in economic conditions, interest rates, demographics and weather can influence the demand for wood products.

•  Imports of lumber from abroad, particularly from Canada, compete with U.S. lumber products.  Anti-dumping and countervailing duties imposed on imports of Canadian lumber have not decreased Canadian lumber imports’ share of the U.S. market. In addition, wood products are subject to increasing competition from a variety of substitute products, including products from non-U.S. markets. These competitive products could adversely affect the pricing of TimberStar’s products.

•  TimberStar’s ability to harvest timber is subject to a variety of factors, many of which are outside of its control, including weather conditions, growth cycles, environmental regulatory requirements, the availability of loggers and damage caused by fire, insect infestation, drought and natural disasters.  As is common in the forest products industry, TimberStar does not maintain insurance coverage with respect to damage to its timberlands.

If TimberStar’s business is materially adversely affected, we could suffer a loss on our investment.

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

Our Board of Directors May Change Certain of Our Policies Without Stockholder Approval.

Our charter provides that our primary purpose is to invest in a diversified portfolio of debt and debt like interests in real estate and real estate related assets, although it does not set forth specific percentages of the types of investments we may make. Our Board of Directors determines our investment policies, as well as our financing and conflicts of interest policies. Although the Board of Directors has no present intention to do so, it can amend, revise or eliminate these policies at any time and from time to time at its discretion without a vote of the stockholders. A change in these policies could adversely affect our financial condition or results of operations or the market price of our common stock.

Our Investment Company Act Exemption Limits Our Investment Discretion and Loss of the Exemption Would Adversely Affect Us.

We believe that we currently are not, and we intend to operate our company so that we will not be regulated as, an investment company under the Investment Company Act because we are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interest in real estate.” Specifically, we are required to invest at least 55% of our assets in “qualifying real estate assets”; (that is, real estate, mortgage loans and other qualifying interests in real estate), and at least an additional 25% of our assets in other “real estate-related assets,” such as mezzanine loans and unsecured investments in real estate entities, or additional qualifying real estate assets.

We will need to monitor our assets to ensure that we continue to satisfy the percentage tests. Maintaining our exemption from regulation as an investment company under the Investment Company Act limits our ability to invest in assets that otherwise would meet our investment strategies.

If we fail to qualify for this exemption, we could not operate our business efficiently under the regulatory scheme imposed on investment companies under the Investment Company Act and we could be required to restructure our activities. This would have a material adverse effect on our financial performance, the market price of our securities and our ability to pay dividends.

We Would Be Subject to Adverse Consequences Should We Fail to Qualify as a REIT.

We intend to operate so as to qualify as a REIT for U.S. federal income tax purposes. Our qualification as a REIT will depend on our continuing ability to meet various requirements concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders.

If we were to fail to qualify as a REIT for any taxable year, we would not be allowed a deduction for distributions to our stockholders in computing our taxable income and we would be subject to U.S. federal income tax, including any applicable minimum tax, on our taxable income with respect to any such taxable year at regular corporate rates. Unless entitled to relief under certain Code provisions, we also would be disqualified from treatment as a REIT for the four subsequent taxable years following the year during which qualification was lost. As a result, cash available for distribution would be reduced for each of the years involved. Furthermore, it is possible that future economic, market, legal, tax or other considerations may cause the Board of Directors to revoke our REIT election. Because we intend to make investments in foreign real property, we are subject to foreign currency gains and losses. Foreign currency gains are not qualifying income for purposes of the REIT income requirements. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments.

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

Dividends Payable by REITs Do Not Qualify for Reduced Tax Rates.

The maximum U.S. federal income tax rate for dividends payable by domestic corporations to individual U.S. stockholders is 15% through 2010. Dividends payable by REITs, however, are generally not eligible for the reduced rates. As a result, the more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Possible Legislative or Other Actions Affecting REITs Could Adversely Affect Our Stockholders.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. It cannot be predicted whether, when, in what forms, or with what effective dates, the tax laws applicable to our stockholders or us, will be changed.

We Will Pay Some Taxes.

Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state, local, and foreign taxes on our income and property. In addition, our “taxable REIT subsidiaries” are fully taxable corporations, and there are limitations on the ability of taxable REIT subsidiaries to make interest payments to affiliated REITs. In addition, we will be subject to a 100% penalty tax to the extent economic arrangements among our tenants, our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties. We will also be subject to a 100% tax to the extent we derive income from the sale of assets to customers in the ordinary course of business. To the extent that we or our taxable REIT subsidiaries are required to pay U.S. federal, state, local or foreign taxes, we will have less cash available for distribution to stockholders.

Certain of Our Activities May Subject Us to U.S. Federal Income Tax and Increase the Tax Liability of Our Shareholders.

Although we do not intend to invest a material portion of our assets in real estate mortgage investment conduits, or “REMICs,” or taxable mortgage pools, in each case, of which we own or are treated as owning residual interests, we have owned such assets in the past.  In the event we were to own REMIC or taxable mortgage pool residual interests, a portion of our income from these assets could be treated as “excess inclusion income.”

Recently issued IRS guidance indicates that our excess inclusion income will be allocated among our shareholders in proportion to our dividends paid.  A shareholder’s share of our excess inclusion income (i) would not be allowed to be offset by any net operating losses otherwise available to the shareholder, (ii) would be subject to tax as unrelated business taxable income in the hands of most tax-exempt shareholders, and (iii) and would result in the application of U.S. federal income tax withholding at a rate of 30%, without reduction for any otherwise applicable income tax treaty, in the hands of a non-U.S. shareholder.

In addition, the IRS has taken the position that we are subject to tax at the highest U.S. federal corporate income tax rate on our excess inclusion income allocated to “disqualified organizations” (generally, tax-exempt investors that are not subject to U.S. federal income tax on unrelated business taxable income, including governmental organizations and charitable remainder trusts) that hold our stock in record name.  Further, the IRS has taken the position that broker/dealers and nominees holding our stock in “street name” on behalf of disqualified organizations are subject to U.S. federal income tax at the highest U.S. federal corporate income tax rate on our excess inclusion income allocated to such disqualified organizations.  Similarly, a regulated investment company or other pass-through entity may be subject to U.S. federal income tax at the highest U.S. federal corporate income tax rate on our excess inclusion income to the extent such entities are owned by disqualified organizations.

A Portion of The Dividends We Distribute May Be Deemed a Return of Capital For U.S. Federal Income Tax Purposes.

The amount of dividends we distribute to our common stockholders in a given quarter may not correspond to our taxable income for such quarter. Consequently, a portion of the dividends we distribute may be deemed a return of capital for U.S. federal income tax purposes, and will not be taxable but will reduce stockholders’ basis in its common stock. For the year ended December 31, 2006, the percentage of our dividend payments made to common stockholders that was treated as a return of capital was 14.5%.

Item 1b.      Unresolved Staff Comments

None.

Item 2.        Properties

The Company’s principal executive and administrative offices are located at 1114 Avenue of the Americas, New York, NY 10036. Its telephone number, general facsimile number and web address are (212) 930-9400, (212) 930-9494 and www.istarfinancial.com, respectively. The lease for the Company’s primary corporate office space expires in February 2021. The Company also maintains super-regional offices in Atlanta, Georgia; Hartford, Connecticut; and San Francisco, California, as well as regional offices in Boston, Massachusetts; Dallas, Texas; and Chicago, Illinois; and a subsidiary in London, England.

See Item 1—“Corporate Tenant Leasing” for a discussion of CTL facilities held by the Company for investment purposes and Item 8—“Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation” for a detailed listing of such facilities.

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

Item 4.        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.                        Market for Registrant’s Equity and Related Share Matters

The Company’s Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “SFI.”

The high and low closing prices per share of Common Stock are set forth below for the periods indicated.

Quarter Ended	High	Low
2005
March 31, 2005	$44.90	$40.23
June 30, 2005	$42.84	$39.33
September 30, 2005	$43.98	$39.73
December 31, 2005	$41.07	$35.36
2006
March 31, 2006	$39.64	$35.55
June 30, 2006	$39.17	$36.24
September 30, 2006	$42.35	$38.10
December 31, 2006	$48.59	$42.49

On January 31, 2007, the closing sale price of the Common Stock as reported by the NYSE was $50.15. The Company had 3,330 holders of record of Common Stock as of January 31, 2007.

At December 31, 2006, the Company had five series of preferred stock outstanding: 8.000% Series D Preferred Stock, 7.875% Series E Preferred Stock, 7.800% Series F Preferred Stock, 7.650% Series G Preferred Stock and 7.500% Series I Preferred Stock. Each of the Series D, E, F, G and I preferred stock is publicly traded.

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

Holders of Common Stock, vested High Performance Units and certain unvested RSUs will be entitled to receive distributions if, as and when the Board of Directors authorizes and declares distributions. However, rights to distributions may be subordinated to the rights of holders of preferred stock, when preferred stock is issued and outstanding. In addition, the Company’s unsecured credit facility contains a covenant that limits the Company’s ability to pay distributions on its capital stock based upon the Company’s adjusted earnings provided however, that it generally permits the Company to pay the minimum amount of distributions necessary to maintain the Company’s REIT status. In any liquidation, dissolution or winding up of the Company, each outstanding share of Common Stock and HPU share equivalents will entitle its holder to a proportionate share of the assets that remain after the Company pays its liabilities and any preferential distributions owed to preferred shareholders.

The following table sets forth the dividends paid or declared by the Company on its Common Stock:

Quarter Ended	Shareholder Record Date	Dividend/ Share
2005(1)
March 31, 2005	April 15, 2005	$0.7325
June 30, 2005	July 15, 2005	$0.7325
September 30, 2005	October 17, 2005	$0.7325
December 31, 2005	December 15, 2005	$0.7325
2006(2)
March 31, 2006	April 14, 2006	$0.7700
June 30, 2006	July 17, 2006	$0.7700
September 30, 2006	October 16, 2006	$0.7700
December 31, 2006	December 15, 2006	$0.7700

Explanatory Notes:

(1)             For tax reporting purposes, the 2005 dividends were classified as 65.03% ($1.905) ordinary income, 12.72% ($0.3727) 15% capital gain, 1.17% ($0.0342) 25% Section 1250 capital gain and 21.08% ($0.6176) return of capital for those shareholders who held shares of the Company for the entire year.

(2)             For tax reporting purposes, the 2006 dividends were classified as 81.03% ($2.4957) ordinary income, 2.77% ($0.0853) 15% capital gain, 1.75% ($0.0538) 25% Section 1250 capital gain and 14.45% ($0.4452) return of capital for those shareholders who held shares of the Company for the entire year.

The Company declared and paid dividends aggregating $8.0 million, $11.0 million, $7.8 million, $6.1 million, and $9.4 million respectively, on its Series D, E, F, G, and I preferred stock, respectively, for the year ended December 31, 2006. There are no dividend arrearages on any of the preferred shares currently outstanding.

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

The Company intends to continue to declare quarterly distributions on its Common Stock. No assurance, however, can be given as to the amounts or timing of future distributions, as such distributions are subject to the Company’s earnings, financial condition, capital requirements, debt covenants and such other factors as the Company’s Board of Directors deems relevant. On February 22, 2007, the Company announced that, effective April 1, 2007, its Board of Directors approved an increase in the regular quarterly dividend on its Common Stock for 2007 to $0.825 per share, representing $3.30 per share on an annualized basis.

Disclosure of Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (In thousands)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (In thousands)
Equity compensation plans approved by security holders-stock options(1)	1,102	$17.62	4,527
Equity compensation plans approved by security holders-restricted stock awards(2)	536	N/A	N/A
Equity compensation plans approved by security holders-high performance units(3)	—	N/A	N/A
Equity compensation plans not approved by security holders	—	—	—
Total	1,638	$17.62	4,527

Explanatory Notes:

(1)             Stock Options—As more fully discussed in Note 12 to the Company’s Consolidated Financial Statements, there were approximately 1.1 million stock options outstanding as of December 31, 2006. These 1.1 million options, together with their weighted-average exercise price, have been included in columns (a) and (b), above. The 4.5 million figure in column (c) represents the aggregate amount of stock options, shares of restricted stock awards or other performance awards that could be granted under compensation plans approved by the Company’s security holders after giving effect to previously issued awards of stock options, shares of restricted stock and other performance awards (see Note 12 to the Company’s Consolidated Financial Statements for a more detailed description of the Company’s Long-Term Incentive Plan).

(2)             Restricted Stock—As of December 31, 2006, the Company has issued 1.4 million shares of restricted stock. The restrictions on 471,172 of such shares relate to the passage of time for vesting periods which have not lapsed, and are thus not included in the Company’s outstanding share balance. These shares have been included in column (a), above. The amounts shown in column (a) also include 65,000 common stock equivalents awarded to our non-employee directors in consideration of their service to us as directors. The Company awards 2,500 common stock equivalents to each non-employee director on the date of each annual meeting of shareholders pursuant to the Company’s Non-Employee Directors’ Deferral Plan, which was approved by the Company’s shareholders in May 2004. Common stock equivalents represent rights to receive shares of Common Stock, or cash in amount equal to the fair market value of the Common Stock, at the date the Common Stock Equivalents are settled based upon individual elections made by each director. Common stock equivalents have dividend equivalent rights beginning on the date of grant.

(3)             High Performance Unit Program—In May 2002, the Company’s shareholders approved the iStar Financial High Performance Unit Program. The Program is more fully described in the Company’s proxy statement dated April 8, 2002 and in Note 12 to the Company’s Consolidated Financial Statements. The program entitles the employee participants to receive distributions in the nature of common stock dividends if the total rate of return on the Company’s Common Stock exceeds certain performance levels. The first, second and third tranches of the program were completed on December 31, 2002, 2003 and 2004, respectively. As a result of the Company’s superior performance during the valuation period for all three tranches, the program participants are entitled to share in distributions equivalent to dividends payable on 819,254 shares, 987,149 shares and 1,031,875 shares of the Company’s Common Stock, in the aggregate, as and when such dividends are paid by the Company for the 2002, 2003 and 2004 plans, respectively. Such dividend payments for the first tranche began with the first quarter 2003 dividend, for the second tranche began with the first quarter 2004 dividend and those for the third tranche began with the first quarter 2005 dividend and reduced net income allocable to common stockholders when paid. The valuation period for the fourth and fifth tranches of the plan were completed on December 31, 2005 and 2006, respectively, and they did not meet the performance thresholds. As a result, the participants in the 2005 and 2006 plans are not entitled to any future dividend payments and no shares of the Company’s Common Stock will be issued in connection with these programs (see Note 12 to the Company’s Consolidated Financial Statements for a more detailed description of the Company’s High Performance Unit Program).

Item 6.   Selected Financial Data

The following table sets forth selected financial data on a consolidated historical basis for the Company. This information should be read in conjunction with the discussions set forth in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Certain prior year amounts have been reclassified to conform to the 2006 presentation.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data and ratios)
OPERATING DATA:
Interest income	$575,598	$406,668	$351,972	$302,915	$254,746
Operating lease income	328,868	301,623	272,867	218,046	194,750
Other income	75,727	81,440	56,063	38,153	28,878
Total revenue	980,193	789,731	680,902	559,114	478,374
Interest expense	429,807	313,053	232,728	194,662	185,013
Operating costs-corporate tenant lease assets	24,891	21,809	21,492	10,895	6,217
Depreciation and amortization	76,967	70,442	61,825	48,077	40,113
General and administrative(1)	96,432	63,987	157,588	41,786	48,447
Provision for loan losses	14,000	2,250	9,000	7,500	8,250
Loss on early extinguishment of debt	—	46,004	13,091	—	12,166
Total costs and expenses	642,097	517,545	495,724	302,920	300,206
Income before equity in earnings (loss) from joint ventures, minority interest and other items	338,096	272,186	185,178	256,194	178,168
Equity in earnings (loss) from joint ventures	12,391	3,016	2,909	(4,284)	1,222
Minority interest in consolidated entities	(1,207)	(980)	(716)	(249)	(162)
Income from continuing operations	349,280	274,222	187,371	251,661	179,228
Income from discontinued operations	1,320	7,337	29,701	35,329	35,325
Gain from discontinued operations, net	24,227	6,354	43,375	5,167	717
Net income	$374,827	$287,913	$260,447	$292,157	$215,270
Preferred dividend requirements	(42,320)	(42,320)	(51,340)	(36,908)	(36,908)
Net income allocable to common shareholders and HPU holders(2)	$332,507	$245,593	$209,107	$255,249	$178,362

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data and ratios)
Per common share data(3):
Income from continuing operations per common share:
Basic	$2.60	$2.01	$1.21	$2.12	$1.58
Diluted(4)	$2.58	$1.99	$1.19	$2.05	$1.54
Net income per common share:
Basic	$2.82	$2.13	$1.87	$2.52	$1.98
Diluted(4)	$2.79	$2.11	$1.83	$2.43	$1.93
Per HPU share data(3):
Income from continuing operations per HPU share:
Basic	$492.80	$380.40	$219.40	$347.60	$—
Diluted(4)	$488.07	$376.60	$215.00	$335.80	$—
Net income per HPU share:
Basic	$533.80	$402.87	$337.30	$413.20	$—
Diluted(4)	$528.67	$398.87	$330.60	$399.00	$—
Dividends declared per common share(5)	$3.08	$2.93	$2.79	$2.65	$2.52
SUPPLEMENTAL DATA:
Adjusted diluted earnings allocable to common shareholders and HPU holders(6)(8)	$429,922	$391,884	$270,946	$341,177	$262,786
EBITDA(7)(8)	$902,633	$684,824	$564,762	$550,478	$453,106
Ratio of EBITDA to interest expense	2.1x	2.2x	2.4x	2.8x	2.4x
Ratio of EBITDA to combined fixed charges(9)	1.9x	1.9x	2.0x	2.4x	2.0x
Ratio of earnings to fixed charges(10)	1.8x	1.9x	1.8x	2.3x	2.0x
Ratio of earnings to fixed charges and preferred stock dividends(10)	1.6x	1.7x	1.5x	2.0x	1.7x
Weighted average common shares outstanding-basic	115,023	112,513	110,205	100,314	89,886
Weighted average common shares outstanding-diluted	116,219	113,703	112,464	104,101	92,649
Weighted average HPU shares outstanding-basic	15	15	10	5	—
Weighted average HPU shares outstanding-diluted	15	15	10	5	—
Cash flows from:
Operating activities	$434,439	$515,919	$353,566	$334,673	$344,979
Investing activities	(2,532,475)	(1,406,121)	(465,636)	(970,765)	(1,149,206)
Financing activities	2,088,617	917,150	120,402	700,248	804,491

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data and ratios)
BALANCE SHEET DATA:
Loans and other lending investments, net	$6,799,850	$4,661,915	$3,938,427	$3,694,709	$3,045,966
Corporate tenant lease assets, net	3,084,794	3,115,361	2,877,042	2,535,885	2,291,805
Total assets	11,059,995	8,532,296	7,220,237	6,660,590	5,611,697
Debt obligations	7,833,437	5,859,592	4,605,674	4,113,732	3,461,590
Minority interest in consolidated entities	38,738	33,511	19,246	5,106	2,581
Total shareholders’ equity	2,986,863	2,446,671	2,455,242	2,415,228	2,025,300
SUPPLEMENTAL DATA:
Total debt to shareholders’ equity	2.6x	2.4x	1.9x	1.7x	1.7x

Explanatory Notes:

(1)             General and administrative costs include $11,435, $2,758, $109,676, $3,633 and $17,998 of stock-based compensation expense for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

(2)             HPU holders are Company employees who purchased high performance common stock units under the Company’s High Performance Unit Program.

(3)             See Note 13—Earnings Per Share on the Company’s Consolidated Financial Statements.

(4)             For the years ended December 31, 2006, 2005, 2004, 2003 and 2002 net income used to calculate earnings per diluted common share includes joint venture income of $115, $28, $3, $167 and $0, respectively.

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

(7)             EBITDA is calculated as net income plus the sum of interest expense, depreciation, depletion and amortization (which includes the interest expense, depreciation, depletion and amortization reclassified to income from discontinued operations).

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Net income	$374,827	$287,913	$260,447	$292,157	$215,270
Add: Interest expense(1)	429,807	313,053	232,918	194,999	185,362
Add: Depreciation, depletion and amortization(2)	83,058	75,574	67,853	55,905	48,041
Add: Joint venture depreciation, depletion and amortization	14,941	8,284	3,544	7,417	4,433
EBITDA	$902,633	$684,824	$564,762	$550,478	$453,106

Explanatory Notes:

(1)            For the years ended December 31, 2006, 2005, 2004, 2003 and 2002, interest expense includes $0, $0, $190, $337 and  $348, respectively, of interest expense reclassified to discontinued operations.

(2)            For the years ended December 31, 2006, 2005, 2004, 2003 and 2002, depreciation, depletion and amortization includes $1,858, $2,628, $6,658, $8,002 and $7,927, respectively, of depreciation and amortization reclassified to discontinued operations.

(8)             Both adjusted earnings and EBITDA should be examined in conjunction with net income as shown in the Company’s Consolidated Statements of Operations. Neither adjusted earnings nor EBITDA should be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company’s performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is either measure indicative of funds available to fund the Company’s cash needs or available for distribution to shareholders. Rather, adjusted earnings and EBITDA are additional measures the Company uses to analyze how its business is performing. As a commercial finance company that focuses on real estate lending and corporate tenant leasing, the Company records significant depreciation on its real estate assets and amortization of deferred financing costs associated with its borrowings.  The Company also records depletion on its timber assets, although depletion amounts are currently not material. It should be noted that the Company’s manner of calculating adjusted earnings and EBITDA may differ from the calculations of similarly-titled measures by other companies.

(9)             Combined fixed charges are comprised of interest expense from both continuing and discontinued operations and preferred stock dividend requirements.

(10)       For the purposes of calculating the ratio of earnings to fixed charges, “earnings” consist of income from continuing operations before adjustment for minority interest in consolidated subsidiaries, or income or loss from equity investees, and cumulative effect of change in accounting principle plus “fixed charges” and certain other adjustments. “Fixed charges” consist of interest incurred on all indebtedness related to continuing and discontinued operations (including amortization of original issue discount) and the implied interest component of the Company’s rent obligations in the years presented.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity during the three-year period ended December 31, 2006. This discussion should be read in conjunction with our consolidated financial statements and related notes for the three-year period ended December 31, 2006 included elsewhere in this annual report on Form 10-K. These historical financial statements may not be indicative of our future performance. We reclassified certain items in our consolidated financial statements of prior years to conform to our current year’s presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in Item 1a. “Risk Factors.”

Introduction

iStar Financial Inc. is a leading publicly traded finance company focused on the commercial real estate industry. We primarily provide custom tailored financing to high-end private and corporate owners of real estate, including senior and mezzanine real estate debt, senior and mezzanine corporate capital,  corporate net lease financing and equity. Our company, which is taxed as a real estate investment trust (“REIT”), seeks to deliver strong dividends and superior risk-adjusted returns on equity to shareholders by providing innovative and value added financing solutions to our customers. Our two primary lines of business are lending and corporate tenant leasing.

The lending business is primarily comprised of senior and mezzanine real estate loans that typically range in size from $20 million to $150 million and have maturities generally ranging from three to ten years. These loans may be either fixed rate (based on the U.S. Treasury rate plus a spread) or variable rate (based on LIBOR plus a spread) and are structured to meet the specific financing needs of the borrowers. We also provide senior and subordinated capital to corporations, particularly those engaged in real estate or real estate related businesses. These financings may be either secured or unsecured, typically range in size from $20 million to $150 million and have maturities generally ranging from three to ten years. As part of the lending business, we also acquire whole loans and loan participations which present attractive risk-reward opportunities.

Our corporate tenant leasing business provides capital to corporations and other owners who control facilities leased to single creditworthy customers. Our net leased assets are generally mission critical headquarters or distribution facilities that are subject to long-term leases with public companies, many of which are rated corporate credits, and many of which provide for most expenses at the facility to be paid by the corporate customer on a triple net lease basis. Corporate tenant lease, or CTL, transactions have initial terms generally ranging from 15 to 20 years and typically range in size from $20 million to $150 million.

Our primary sources of revenues are interest income, which is the interest that our borrowers pay on our loans, and operating lease income, which is the rent that our corporate customers pay us to lease our CTL properties. A smaller and more variable source of revenue is other income, which consists primarily of prepayment penalties and realized gains that occur when our borrowers repay their loans before the maturity date. We primarily generate income through the “spread” or “margin,” which is the difference between the revenues generated from our loans and leases and our interest expense and the cost of our CTL operations. We generally seek to match-fund our revenue generating assets with either fixed or floating rate debt of a similar maturity so that changes in interest rates or the shape of the yield curve will have a minimal impact on our earnings.

Executive Overview

The year ended December 31, 2006 marked significant growth in our asset base, our revenues and our organization. We grew total assets by more than $2.53 billion and generated $374.8 million of net income and $2.79 of diluted earnings per share (EPS) during 2006, compared to $287.9 million of net income and

$2.11 of diluted EPS during 2005. While we experienced increased competition and liquidity in the real estate finance markets, we continued to make progress in expanding our franchise across markets where we believe that we have competitive advantages.

During 2006, in addition to the growth in our core business, we experienced growth in our AutoStar, TimberStar and European operations. AutoStar is a one-stop provider of financing for the automobile dealership industry, which we believe is a natural extension of our core lending and corporate tenant lease businesses. AutoStar surpassed the $1 billion threshold for commitments in 2006. TimberStar purchases timberlands and enters into long-term lumber supply agreements with mills in close proximity to our land. TimberStar had a successful year as our team led and closed the $1.13 billion acquisition of 900,000 acres of timberland from International Paper in conjunction with several third party equity investors. Finally, we started our geographic expansion into Europe where our strategy is to provide custom tailored financing solutions with the same high level of service for overseas borrowers that we provide in the US markets.

To support our growth, in 2006 we increased the total number of employees by 12% across all levels of the organization and in multiple disciplines including investments, risk management, asset management, financing and accounting. Increased compensation costs and other employee related expenses are the primary reasons that our general and administrative costs increased in 2006, as discussed in greater detail below.

We experienced some credit losses on our lending portfolio in 2006; however, these losses continued to be minimal relative to our overall portfolio. Despite our strong track record, we expect that we will experience losses within the portfolio from time to time.

Economic Trends

After experiencing difficult economic and market conditions in 2002 and 2003, the commercial real estate industry experienced increasing property-level operating returns through 2006. During this period, the industry attracted large amounts of investment capital which led to increased property valuations across most sectors. Investors such as pension funds and foreign buyers have increased their allocations to real estate and private real estate funds and individual investors have raised record amounts of capital to invest in the sector. At the same time, interest rates have remained at historically low levels. More recently, the yield curve, or the difference between short-term and long-term interest rates, has flattened or inverted. Lower interest rates have enabled many property owners to finance their assets at attractive rates and proceeds levels. Default rates on commercial mortgages have steadily declined over the past ten years and are now at or near historic lows. As a result, many banks and insurance companies are increasing their real estate lending activities. The securitization markets for commercial real estate, including both the Commercial Mortgage-Backed Securities (CMBS) and the Collateralized Debt Obligation (CDO) markets, have experienced record issuance volumes and liquidity. Investors in this arena have been willing to buy increasingly complex and aggressively underwritten transactions. While the fundamentals in most real estate markets are firming, valuations have increased at a faster pace than underlying cash flows due to the large supply of investor capital.

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

Key Performance Measures

The following discussion of our results describes the impact that the key trends have had, and are expected to continue to have for the foreseeable future, on our business.

Profitability Indicators—We use the following metrics to measure our profitability:

•       Adjusted Diluted EPS, calculated as adjusted diluted earnings allocable to common shareholders and HPU holders divided by diluted weighted average common shares outstanding. (See section captioned “Adjusted Earnings” for more information on this metric).

•       Net Finance Margin, calculated as the rate of return on assets less the cost of debt. The rate of return on assets is the sum of interest income and operating lease income, divided by the sum of the average book value of gross corporate tenant lease assets, loans and other lending investments, purchased intangibles and assets held for sale over the period. The cost of debt is the sum of interest expense and operating costs for corporate tenant lease assets, divided by the average book value of gross debt obligations during the period.

•       Adjusted Return on Average Common Book Equity, calculated as adjusted basic earnings allocable to common shareholders and HPU holders divided by average common book equity.

The following table summarizes these key metrics:

	For the Years Ended December 31,
	2006	2005	2004
Adjusted Diluted EPS	$3.61	$3.36	$2.37
Net Finance Margin(1)(2)	3.2%	3.2%	3.8%
Adjusted Return on Average Common Book Equity	20.4%	19.6%	13.7%

Explanatory Note:

(1)             For the years ended December 31, 2006, 2005 and 2004, operating lease income used to calculate the net finance margin includes amounts from discontinued operations of $7,393, $11,252 and $44,445. For the years ended December 31, 2006, 2005 and 2004, interest expense used to calculate the net finance margin includes amounts from discontinued operations of $0, $0 and $190. For the years ended December 31, 2006, 2005 and 2004, operating costs—corporate tenant lease assets used to calculate the net finance margin includes amounts from discontinued operations of $10,457, $1,438 and $7,844.

(2)    Net finance margin for 2006 includes non-cash impairment charges of $9.0 million. Excluding these charges, the net finance margin would have been 3.4%.

The following is an overview of how we performed in respect to each key performance measure and how those items affected profitability and were impacted by key trends.

Asset Growth—Reflects our ability to originate new loans and leases and grow our asset base in a prudent manner.

During the year ended December 31, 2006, we had $6.08 billion of transaction volume representing 121 financing commitments. Repeat customer business has become a key source of transaction volume, accounting for approximately 52.2% of our cumulative volume from inception through December 31, 2006. Transaction volume for the years ended December 31, 2005 and 2004 were $4.91 billion and $2.78 billion, respectively. We completed 95 and 53 financing commitments in 2005 and 2004, respectively. We have also experienced significant growth during the last several years through a number of strategic acquisitions which complemented our organic growth and extended our business franchise. Based upon feedback from our customers, we believe that greater name recognition, our reputation for completing highly structured transactions in an efficient manner, the service level we provide to our customers and our reduced cost of capital have contributed to increases in transaction volume.

The benefits of higher investment volumes have been mitigated to an extent by the low interest rate environment that has persisted in recent years. Low interest rates benefit us in that our borrowing costs decrease, but similarly, earnings on our variable-rate lending investments also decrease. The increased investment and lending activity in both the public and private commercial real estate markets, as described under “Key Trends,” has resulted in a highly competitive real estate financing environment with reduced returns on assets. The reduction in our return on assets has been partially offset by our lower cost of funds.

Over the past several years, while property-level fundamentals have stabilized and are generally beginning to improve, investment activity in direct real estate ownership has increased dramatically. In many cases, this has caused property valuations to increase disproportionately to any corresponding increase in fundamentals. Corporate tenant leases, or net leased properties, are one of the most stable real estate asset classes and have garnered significant interest from both institutional and retail investors who seek long-term, stable income streams. In many cases, we believe that the valuations of CTL assets in today’s market do not represent solid risk-adjusted returns. As a result, we have not invested as heavily in this asset class, acquiring only $62.2 million in 2006 and $282.4 million in 2005, compared to $513.0 million in 2004. While we continue to monitor the CTL market and review certain transactions, we have shifted most of our origination resources to our lending business until we see compelling opportunities for CTL acquisitions in the market again.

Despite the competitive environment, we intend to maintain our disciplined approach to underwriting our investments and will adjust our focus away from markets and products where we believe that the available pricing terms do not fairly reflect the risks of the investments. We will also continue to maintain our disciplined investment strategy and deploy capital to those opportunities that demonstrate the most attractive returns.

Risk Management—Reflects our ability to underwrite and manage our loans and leases to balance income production potential with the potential for credit losses.

We continued to manage our business to ensure that the overall credit quality of the portfolio remained strong. There were no major changes to the portfolio credit statistics in 2006 versus 2005. The remaining weighted average duration of the loan portfolio is 4.3 years.

We have historically experienced minimal credit losses on our lending investments. During 2006, we charged-off $8.7 million against the reserve for loan losses. During 2005 and 2004, we recognized no credit losses. At December 31, 2006, our non-performing loan assets represented 0.6% of total assets versus 0.4% at year-end 2005. We believe that we have established adequate loan loss reserves.

At December 31, 2006, the weighted-average risk rating on the CTL portfolio was essentially unchanged from year-end 2005. We continue to focus on re-leasing space at our CTL facilities under longer-term leases in an effort to reduce the impact of lease expirations on our earnings. As of December 31, 2006, the weighted average lease term on our CTL portfolio was 10.9 years and the portfolio was 95% leased. We expect the average lease term of our portfolio to decline somewhat until such time that we begin to find new acquisition opportunities that meet our investment criteria.

Cost and Availability of Funds—Reflects our ability to access funding sources at competitive rates and terms and insulate our margin from changes in interest rates.

In 2003, we began migrating our debt obligations from secured debt to unsecured debt. We believed that funding ourselves on an unsecured basis would enable us to better serve our customers, more effectively match-fund our assets and provide us with a competitive advantage in the marketplace. Early in 2004, we made significant progress to that end by completing a new unsecured bank facility that initially had $850.0 million of capacity and was subsequently increased to $1.25 billion of capacity in December 2004. We also took advantage of the very low interest rate environment and issued longer term unsecured debt, using the proceeds to repay existing secured credit facilities and mortgage debt. We continued to emphasize our use of unsecured debt to fund new net asset growth and to repay existing secured debt in 2004. In October of 2004, in part as a result of our shift to unsecured debt, our senior unsecured debt ratings were upgraded to investment grade (BBB-/Baa3) by S&P and Moody’s. This resulted in a broader market for our bonds and a lower cost of debt.

In 2005, we continued to broaden our sources of capital, particularly in the unsecured bank and bond markets. We completed $2.08 billion in bond offerings, upsized our unsecured credit facility to $1.50 billion and eliminated three secured lines of credit. We also repaid our $620.7 million of STARs asset-backed notes, which resulted in the recognition of a $44.3 million early extinguishment charge. We lowered our percentage of secured debt to total debt to 7% at the end of 2005 from 82% at the end of 2002. As a result, we have completed our goals of substantially unencumbering our asset base, decreasing secured debt and increasing our unsecured credit capacity to replace our secured facilities.

In the first quarter of 2006, S&P, Moody’s and Fitch upgraded our senior unsecured debt rating to BBB, Baa2, and BBB from BBB-, Baa3 and BBB-, respectively. During 2006, we completed $2.20 billion of bond offerings and completed an exchange offer on our highest rate corporate bonds. In addition, we upsized our unsecured credit facility to $2.20 billion and amended the facility to allow us to borrow British pounds,  euros and Canadian dollars to better enable us to invest outside the United States. This capability will enable us to more effectively match fund our foreign investments. During 2006, our percentage of secured debt to total debt remained at 7%.

We seek to match-fund our assets with either fixed or floating rate debt of a similar maturity so that rising interest rates or changes in the shape of the yield curve will have a minimal impact on our earnings. Our policy requires that we manage our fixed/floating rate exposure such that a 100 basis point move in short term interest rates would have no more than a 2.5% impact on our quarterly adjusted earnings. At December 31, 2006, a 100 basis point increase in LIBOR would result in a 1.47% increase in our fourth quarter 2006 adjusted earnings. We have used fixed rate or floating rate hedges to manage our fixed and floating rate exposure; however, because we now have investment grade credit ratings, we are able to better access the floating rate debt markets and in the future we expect to decrease the need for derivatives to match-fund our debt.

We also seek to match-fund our foreign denominated assets with foreign denominated debt so that changes in foreign exchange rates or forward curves will have a minimal impact on earnings. Foreign denominated assets and liabilities are presented in our financial statements in US dollars at current exchange rates each reporting period with changes flowing through earnings. Matched assets and liabilities in the same currency are a natural hedge against currency fluctuations. For investments denominated in currencies other than British pounds, Canadian dollars and euros, we primarily use forward contracts to hedge our exposure to foreign exchange risk.

While we consider it prudent to have a broad array of sources of capital, including some secured financing arrangements, we expect to continue to emphasize our use of unsecured debt in funding our net asset growth going forward. We believe that we have ample short-term capital available to provide liquidity and to fund our business.

Expense Management—Reflects our ability to maintain a customer-oriented and cost effective operation.

We measure the efficiency of our operations by tracking our efficiency ratio, which is the ratio of general and administrative expenses to total revenue. Our efficiency ratio was 9.8% and 8.0% for 2006 and 2005, respectively. The increase in 2006 reflects increases in payroll costs, expenses associated with employee growth including additional office space costs, expenses associated with the ramp-up of several new business initiatives including our AutoStar, TimberStar and European ventures. Management talent is one of our most significant assets and our payroll costs are correspondingly our largest non-interest cash expense. The market for management talent is highly competitive and we do not expect to materially decrease this expense in the coming years. However, we believe that our efficiency ratio remains low by industry standards and expect it to normalize somewhat as acquisitions and new businesses stabilize.

Capital Management—Reflects our ability to maintain a strong capital base through the use of prudent financial leverage.

We use a dynamic capital allocation model to derive our maximum targeted corporate leverage. We calculate our leverage as the ratio of book debt to the sum of book equity, accumulated depreciation, accumulated depletion and loan loss reserves. Our leverage was 2.3x, 2.1x and 1.7x in 2006, 2005 and 2004, respectively. In 1998, when we went public, our leverage levels were very low, around 1.1x. Since that time we have been slowly increasing our leverage to our targeted levels. We evaluate our capital model target leverage levels based upon leverage levels achieved for similar assets in other markets, market liquidity levels for underlying assets and default and severity experience. Our data currently suggest that capital levels in our capital allocation model are conservative.

We measure our capital management by the strength of our tangible capital base and the ratio of our tangible book equity to total book assets. Our tangible book equity was $2.97 billion, $2.44 billion and $2.46 billion as of December 31, 2006, 2005 and 2004, respectively. Our ratio of tangible book equity to total book assets was 26.8%, 28.6% and 34.0% as of December 31, 2006, 2005 and 2004, respectively. The decline in this ratio is attributable to a modest increase in financial leverage as we have moved towards our target capital level. We believe that relative to other finance companies, we are very well capitalized for a company of our size and asset base.

Results of Operations

Revenue

	For the Years Ended December 31,			2006 v. 2005	2005 v. 2004
	2006	2005	2004	% Change	% Change
Interest income	$575,598	$406,668	$351,972	42%	16%
Operating lease income	328,868	301,623	272,867	9%	11%
Other income	75,727	81,440	56,063	(7)%	45%
Total Revenue	$980,193	$789,731	$680,902	24%	16%

The increase in revenue during 2006 was primarily due to increased interest income. Higher interest income during 2006 resulted primarily from a $1.26 billion increase in the average outstanding balance of loans and other lending investments. Interest income was also higher due to a higher average rate of return on our loans and lending investments, which increased to 10.2% in 2006, from 9.3% in 2005. The increased rate of return was primarily attributable to our variable-rate lending investments which reset at higher rates during 2006 when the average one-month LIBOR rate was 5.09% compared to 3.39% in 2005.

During 2006, our operating lease income grew by $27.2 million reflecting new CTL investments and a favorable lease restructuring, partially offset by a lease termination and some additional vacancy on certain CTL assets.

Other income was $5.7 million lower in 2006 than in 2005. This decline resulted from a decrease in prepayment penalties and gains on marketable securities, partially offset by increases in lease termination fees, income from timber operations, and income from other investments.

The increase in revenue during 2005 was due to increases in all three revenue line items. Higher interest income during 2005 resulted primarily from a $378.6 million increase in the average outstanding balance of loans and other lending investments. Interest income was also higher due to a higher average rate of return on our loans and lending investments, which increased to 9.3% in 2005, from 8.9% in 2004. The increased rate of return was primarily attributable to the our variable-rate lending investments which reset at higher rates due to higher average one-month LIBOR rates of 3.39% in 2005, compared to 1.50% in 2004.

During 2005, our operating lease income grew by $28.8 million, primarily due to new CTL investments. The increase was partially offset by lower operating lease income due to vacancies and lower rental rates on certain CTL assets.

During 2005, other income was $25.4 million higher than in 2004, primarily resulting from an increase in prepayment penalties and gains on marketable securities.

Interest Expense

	For the Years Ended December 31,			2006 v. 2005	2005 v. 2004
	2006	2005	2004	% Change	% Change
Interest expense	$429,807	$313,053	$232,728	37%	35%

During 2006, our average outstanding debt balance was $1.46 billion higher than during 2005, resulting in the majority of the increase in interest expense. Interest expense was also higher due to slightly higher average rates, which increased from 5.7% in 2005 to 5.9% in 2006. During 2005, the increase in interest expense was due to both an increase in our average outstanding debt balance and higher rates. The average outstanding debt balance during 2005 was $768.3 million higher than during 2004 and average rates increased from 5.0% in 2004 to 5.7% in 2005. Higher average one-month and three-month LIBOR rates during 2006 and 2005 increased our interest expense on any unhedged portions of our variable rate debt.

Other Costs and Expenses

	For the Years Ended December 31,			2006 v. 2005	2005 v. 2004
	2006	2005	2004	% Change	% Change
Operating costs—corporate tenant lease assets	$24,891	$21,809	$21,492	14%	1%
Depreciation and amortization	76,967	70,442	61,825	9%	14%
General and administrative	96,432	63,987	157,588	51%	(59)%
Provision for loan losses	14,000	2,250	9,000	>100%	(75)%
Loss on early extinguishment of debt	—	46,004	13,091	(100)%	>100%
Total other costs and expenses	$212,290	$204,492	$262,996	4%	(22)%

From 2005 to 2006, total other costs and expenses were relatively flat, however, there were some significant changes in the line item components. During 2006, general and administrative expenses increased by $32.4 million, primarily due to an increase in employee growth and ramp-up of new business initiatives. During the year ended December 31, 2006 we recorded a non-cash charge of approximately $4.5 million in connection with the Company’s High Performance Unit equity compensation program for senior management. The non-cash compensation charge is the result of a correction due to a change in assumptions for the liquidity, non-voting and forfeiture discounts used in valuing the HPU securities issued in the seven plans offered since the commencement of the program in 2002 (see Note 12—Stock-Based Compensation Plans and Employee Benefits on the Company’s Consolidated Financial Statements for further discussion). The cumulative charge was recorded during 2006, rather than restating prior periods, because we concluded that the expense was not material to any of our previously issued financial statements for any period. During 2006, additional provisions for loan losses of $14.0 million increased the reserve for the loan losses and charge-offs reduced the reserve by $8.7 million. This net increase in the reserve was based on our risk rating process and the increase in the size of our loan portfolio.

From 2004 to 2005, total other costs and expenses decreased by $58.5 million, primarily due to a decrease in general and administrative expenses offset by an increase in the losses from early extinguishment of debt. During 2004, we recognized stock-based compensation charges of approximately $106.9 million primarily related to the vesting of grants received by our Chief Executive Officer and others.

During 2005, we incurred losses related to the early repayment of our STARs, Series 2002-1 Notes and Series 2003-1 Notes and a $135.0 million term loan. During 2004, we incurred losses related to the early repayment of a portion of our 8.75% Senior Notes due 2008, several term loans and an unsecured credit facility.

Other Components of Net Income

Equity in Earnings of Joint Ventures—Equity in earnings of joint ventures was $12.4 million, $3.0 million and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in earnings of joint ventures during 2006 was primarily due to increases in performance fees from our investments in Oak Hill.

Discontinued Operations—We sold 10, 5 and 22 CTL assets (to six different buyers) and realized gains of approximately $24.2 million, $6.4 million and $43.4 million during the years ended December 31, 2006, 2005 and 2004, respectively.

Adjusted Earnings

We measure our performance using adjusted earnings in addition to net income. Adjusted earnings represent net income allocable to common shareholders and HPU holders computed in accordance with GAAP, before depreciation, depletion, amortization, gain from discontinued operations, extraordinary items and cumulative effect of change in accounting principle. Adjustments for joint ventures reflect our share of adjusted earnings calculated on the same basis.

We believe that adjusted earnings is a helpful measure to consider, in addition to net income, because this measure helps us to evaluate how our commercial real estate finance business is performing compared to other commercial finance companies, without the effects of certain GAAP adjustments that are not necessarily indicative of current operating performance. The most significant GAAP adjustments that we exclude in determining adjusted earnings are depreciation, depletion and amortization, which are typically non-cash charges. As a commercial finance company that focuses on real estate lending and corporate tenant leasing, we record significant depreciation on our real estate assets and amortization of deferred financing costs associated with our borrowings. We also record depletion on our timber assets. Depreciation, depletion and amortization do not affect our daily operations, but they do impact financial results under GAAP. By measuring our performance using adjusted earnings and net income, we are able to evaluate how our business is performing both before and after giving effect to recurring GAAP adjustments such as depreciation, depletion and amortization (including earnings from joint venture interests on the same basis) and excluding gains or losses from the sale of assets that will no longer be part of continuing operations.

Adjusted earnings is not an alternative or substitute for net income in accordance with GAAP as a measure of our performance. Rather, we believe that adjusted earnings is an additional measure that helps us analyze how our business is performing. This measure is also used to track compliance with covenants in certain of our material borrowing arrangements that have covenants based upon this measure. Adjusted earnings should not be viewed as an alternative measure of either our liquidity or funds available for our cash needs or for distribution to our shareholders. In addition, we may not calculate adjusted earnings in the same manner as other companies that use a similarly titled measure.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands) (Unaudited)
Adjusted earnings:
Net income allocable to common shareholders and HPU holders	$332,507	$245,593	$209,107	$255,249	$178,362
Add: Joint venture income	123	136	166	593	991
Add: Depreciation, depletion and amortization	83,058	75,574	67,853	55,905	48,041
Add: Joint venture depreciation, depletion and amortization	14,941	8,284	3,544	7,417	4,433
Add: Amortization of deferred financing costs	23,520	68,651	33,651	27,180	31,676
Less: Gains from discontinued operations	(24,227)	(6,354)	(43,375)	(5,167)	(717)
Adjusted diluted earnings allocable to common shareholders and HPU holders(1)(2)(3)(4)	$429,922	$391,884	$270,946	$341,177	$262,786
Weighted average diluted common shares outstanding(5)	116,219	113,747	112,537	104,248	93,020

Explanatory Notes:

(1)    HPU holders are Company employees who purchased high performance common stock units under the Company’s High Performance Unit Program. For the years ended December 31, 2006, 2005, 2004, 2003 and 2002 adjusted diluted earnings allocable to common shareholders and HPU holders includes $10,250, $9,538, $4,261, $2,659 and $0 of adjusted earnings allocable to HPU holders, respectively.

(2)    For the years ended December 31, 2006, 2005, 2004, 2003 and 2002, adjusted diluted earnings allocable to common shareholders and HPU holders includes approximately $0, $7.5 million, $9.8 million, $0 and $4.0 million, respectively, of cash paid for prepayment penalties associated with early extinguishment of debt.

(3)    For the year ended December 31, 2004, adjusted diluted earnings allocable to common shareholders and HPU holders includes a $106.9 million charge related to performance-based vesting of 100,000 restricted shares granted under the Company’s long-term incentive plan to the Chief Financial Officer, the vesting of 2.0 million phantom shares on March 30, 2004 granted to the Chief Executive Officer, the one-time award of Common Stock with a value of $10.0 million to the Chief Executive Officer, the vesting of 155,000 restricted shares granted to several employees and the Company’s share of taxes associated with all transactions.

(4)    For the year ended December 31, 2002, adjusted diluted earnings allocable to common shareholders and HPU holders includes a $15.0 million charge related to performance-based vesting of restricted shares granted under the Company’s long-term incentive plan.

(5)    In addition to the GAAP defined weighted average diluted shares outstanding these balances include an additional 44,000 shares, 73,000 shares, 147,000 shares and 371,000 shares for the years ended December 31, 2005, 2004, 2003 and 2002, respectively, relating to the additional dilution of joint venture shares. There were no additional shares included for the year ended December 31, 2006, relating to the dilution of joint venture shares.

Risk Management

Loan Credit Statistics—The table below summarizes our non-performing loans and details the reserve for loan losses and charge-offs associated with our loans for the years ended December 31, 2006 and 2005 (in thousands):

	As of December 31,
	2006		2005
	$	%	$	%
Carrying value of non-performing loans
As a percentage of total assets	$61,480	0.6%	$35,291	0.4%
As a percentage of total loans		1.0%		0.8%
Reserve for loan losses
As a percentage of total assets	$52,201	0.5%	$46,876	0.6%
As a percentage of total loans		0.9%		1.1%
Net charge-offs
As a percentage of total assets	$8,675	0.1%	$—	0.0%
As a percentage of total loans		0.2%		0.0%

Non-Performing Loans—All non-performing loans are placed on non-accrual status where income is recognized only upon actual cash receipt. We designate loans as non-performing at such time as: (1) management determines the borrower is incapable of, or has ceased efforts towards, curing the cause of an impairment; (2) the loan becomes 90 days delinquent; (3) the loan has a maturity default; or (4) the net realizable value of the loan’s underlying collateral approximates our carrying value of such loan. As of December 31, 2006, we had two non-performing loans with an aggregate carrying value of $61.5 million, or 0.6% of total assets, compared to 0.4% at December 31, 2005. Management believes there is adequate collateral to support the book values of the loans.

Watch List Assets—We conduct a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an “early warning system.” As of December 31, 2006, we had five assets on the credit watch list, excluding those assets included in non-performing loans above, with an aggregate carrying value of $147.8 million, or 1.3% of total assets.

Net Charge-Offs—During 2006, we recorded total charge-offs of $8.7 million, primarily related to two separate loan transactions. Of the total, $5.5 million was from a direct charge-off on a mezzanine loan on a class A office building in the midwest. Several tenants who occupied approximately 270,000 square feet vacated the building when their leases expired in December 2006 which reduced occupancy from 91% to 59%. As of December 31, 2006, we also hold all three tranches of a first mortgage loan for which this same building serves as sole collateral. The first mortgage has a cumulative carrying value of $159.4 million. We have assessed the remaining positions as of December 31, 2006 and do not believe they are impaired. In addition, $3.0 million was from a direct charge-off on a first mortgage on an auto dealership in the southeast. The dealership was experiencing continued deterioration in its financial performance resulting in insufficient fixed charge coverage on the loan. After taking the impairment charges, management believes there is adequate collateral to support the carrying value of both loans as of December 31, 2006.

Liquidity and Capital Resources

We require significant capital to fund our investment activities and operating expenses. While the distribution requirements under the REIT provisions of the Code limit our ability to retain earnings and thereby replenish or increase capital committed to our operations, we believe we have sufficient access to capital resources to fund our existing business plan, which includes the expansion of our real estate lending and corporate tenant leasing businesses. Our capital sources include cash flow from operations, borrowings under lines of credit, additional term borrowings, unsecured corporate debt financing, financings secured by our assets, trust preferred debt, and the issuance of common, convertible and/or preferred equity securities. Further, we may acquire other businesses or assets using our capital stock, cash or a combination thereof.

We believe that our existing sources of funds will be adequate for purposes of meeting our short- and long-term liquidity needs. Our ability to meet our long-term (i.e., beyond one year) liquidity requirements is subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to provide us with financing will depend upon a number of factors, such as our compliance with the terms of existing credit arrangements, our financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders’ and investors’ resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.

The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of December 31, 2006. We have no other long-term liabilities that would constitute a contractual obligation.

	Principal And Interest Payments Due By Period
	Total	Less Than 1 Year	2–3 Years	4–5 Years	6–10 Years	After 10 Years
	(In thousands)
Long-Term Debt Obligations(1):
Unsecured notes	$6,367,022	$200,000	$1,710,331	$1,600,000	$2,856,691	$—
Unsecured revolving credit facilities	923,068	—	—	923,068	—	—
Secured term loans	556,028	230,180	144,316	37,048	58,634	85,850
Trust preferred	100,000	—	—	—	—	100,000
Total	7,946,118	430,180	1,854,647	2,560,116	2,915,325	185,850
Interest Payable(2)	2,367,333	443,628	770,430	569,621	440,764	142,890
Operating Lease Obligations(3)	46,424	5,652	9,839	6,679	12,946	11,308
Total(4)	$10,359,875	$879,460	$2,634,916	$3,136,416	$3,369,035	$340,048

Explanatory Notes:

(1)    Assumes exercise of extensions on our long-term debt obligations to the extent such extensions are at our option.

(2)    All variable rate debt assumes a 30-day LIBOR  rate of 5.32% (the 30-day LIBOR rate at December 31, 2006).

(3)    We also have a $1.0 million letter of credit outstanding as security for our primary corporate office lease.

(4)    We also have letters of credit outstanding totaling $61.6 million as additional collateral for five of our investments. See “Off-Balance Sheet Transactions” below, for a discussion of certain unfunded commitments related to our lending and CTL business.

Our primary credit facility is an unsecured credit facility totaling $2.20 billion which bears interest at LIBOR + 0.525% per annum, has an annual facility fee of 12.5 basis points and matures in June 2011. At December 31, 2006, we had $923.1 million drawn under this facility (see Note 9 to the Company’s Consolidated Financial Statements). We also have one LIBOR-based secured revolving credit facility with an aggregate maximum capacity of $500.0 million, of which there was no amount drawn as of December 31, 2006. Availability under the secured credit facility is based on collateral provided under a borrowing base calculation.

Our debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include limitations on our ability to incur indebtedness beyond specified levels and a requirement to maintain specified ratios of unsecured indebtedness compared to unencumbered assets. As a result of the upgrades of our senior unsecured debt ratings by S&P, Moody’s and Fitch, in January and February 2006, the financial covenants in some series of our publicly held debt securities are not operative (see Rating Triggers below).

Significant non-financial covenants include a requirement in some series of our publicly-held debt securities that we offer to repurchase those securities at a premium if we undergo a change of control. As of December 31, 2006, we believe we are in compliance with all financial and non-financial covenants on our debt obligations.

Unencumbered Assets/Unsecured Debt—We have completed the migration of our balance sheet towards unsecured debt, which generally results in a corresponding reduction of secured debt and an increase in unencumbered assets. The exact timing in which we will issue or borrow unsecured debt will be subject to market conditions. The following table shows the ratio of unencumbered assets to unsecured debt at December 31, 2006 and 2005(in thousands):

	As of December 31,
	2006	2005
Total Unencumbered Assets	$10,392,861	$8,129,358
Total Unsecured Debt(1)	$7,390,089	$5,559,022
Unencumbered Assets/Unsecured Debt	141%	146%

Explanatory Note:

(1)    See Note 9 to the Company’s Consolidated Financial Statements for a more detailed description of our unsecured debt.

Capital Markets Activity—During the year ended December 31, 2006, we issued $1.70 billion aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 5.65% to 5.95% and maturing between 2011 and 2016 and $500.0 million of variable-rate Senior Notes bearing interest at three-month LIBOR + 0.34% maturing in 2009. In connection with the issuance of these notes, we settled four forward-starting swaps that were entered into in May and June of 2006. We primarily used the proceeds from the issuance of these securities to repay outstanding indebtedness under our unsecured revolving credit facility. In addition, our $50.0 million of 7.95% Senior Notes matured in May 2006.

In addition, on October 18, 2006, we exchanged our 8.75% Senior Notes due 2008 for 5.95% Senior Notes due 2013 in accordance with the exchange offer and consent solicitation issued on October 4, 2006. For each $1,000 principal amount of 8.75% Senior Notes tendered, holders received approximately $1,000 principal amount of 5.95% Senior Notes and $56.75 of cash. A total of $189.7 million aggregate principal amount of 5.95% Senior Notes were issued as part of the exchange. We also amended certain covenants in the indenture relating to the remaining 8.75% Senior Notes due 2008 as a result of a consent solicitation of the holders of these notes.

In addition, in November 2006, we completed an underwritten public offering of 12.7 million primary shares of our Common Stock. We received net proceeds of approximately $541.4 million from the offering and used these proceeds to repay outstanding balances  under our revolving credit facility.

During the year ended December 31, 2005, we issued $1.45 billion aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 5.15% to 6.05% and maturing between 2010 and 2015, and $625.0 million of variable-rate Senior Notes bearing interest at annual rates ranging from three-month LIBOR + 0.39% to 0.55% and maturing between 2008 and 2009. The proceeds from these transactions were used to repay outstanding balances on our revolving credit facilities.

In addition, on September 14, 2005, we completed the issuance of $100.0 million in unsecured floating rate trust preferred securities through a newly formed statutory trust, iStar Financial Statutory Trust I, which is our wholly owned subsidiary. The securities are subordinate to our senior unsecured debt and bear interest at a rate of LIBOR + 1.50%. The trust preferred securities are redeemable, at our option, in whole or in part, with no prepayment premium any time after October 2010.

In addition, on March 1, 2005, we exchanged our TriNet 7.70% Senior Notes due 2017 for iStar 5.70% Series B Senior Notes due 2014 in accordance with the exchange offer and consent solicitation issued on January 25, 2005. For each $1,000 principal amount of TriNet Notes tendered, holders received approximately $1,171 principal amount of iStar Notes. A total of $117.0 million aggregate principal amount of iStar Notes were issued. The iStar Notes issued in the exchange offer form part of the series of iStar 5.70% Series B Notes due 2014 issued on March 9, 2004. Also, on March 30, 2005, we amended certain covenants in the indenture relating to the 7.95% Notes due 2006 as a result of a consent solicitation of the holders of those notes. Following the successful completion of the consent solicitation, we merged TriNet into iStar, we became the obligor on the Notes and TriNet no longer existed (see Note 1 to the Company’s Consolidated Financial Statements).

Unsecured/Secured Credit Facilities Activity—On June 28, 2006, the unsecured facility was amended and restated. The commitment increased to $2.20 billion, of which up to $750.0 million can be borrowed in multiple foreign currencies. The maturity date was extended to June 2011, the rate on the facility decreased to LIBOR + 0.525% and the annual facility fee decreased to 12.5 basis points. The original facility completed on April 19, 2004 had a maximum capacity of $850.0 million, was increased to $1.25 billion on December 17, 2004 and was further increased to $1.50 billion on September 16, 2005. The original rate on the facility was LIBOR +1.00% per annum with a 25 basis point annual facility fee. In 2004, this was decreased to LIBOR + 0.875% with a 17.5 basis point annual facility fee due to an upgrade in our senior unsecured debt rating. The rate was further decreased to LIBOR + 0.70% with a 15 basis point annual facility fee as a result of further upgrades to our unsecured debt ratings in 2006.

On January 9, 2006, we extended the maturity on our remaining secured facility to January 2009 (including the one-year term-out extension), reduced our capacity from $700.0 million to $500.0 million and lowered our interest rates to LIBOR + 1.00% to 2.00% from LIBOR + 1.40% to 2.15%.

On March 12, 2005, August 12, 2005, and September 30, 2005, respectively, three of our secured revolving credit facilities, with a maximum amount available to draw of $250.0 million, $350.0 million and $500.0 million, matured.

Other Financing Activity—During the year ended December 31, 2006, the portion of the $200.0 million term financing that was secured by certain commercial mortgage-backed securities was extended for one month and then matured on February 13, 2006. The remaining portion of this financing that was secured by corporate bonds was extended for one year to August 2007 and the rate on the loan was reduced to LIBOR + 0.22% to 0.65% from LIBOR + 0.25% to 0.70%. The carrying value of corporate bonds securing the borrowing totaled $358.3 million at December 31, 2006.

In addition, on May 31, 2006, we began a loan participation program which serves as an alternative to borrowing funds from our revolving credit facilities. The loan participations are short-term bank loans funded in the secondary market with fixed maturity dates typically ranging from overnight to 90 days. There was no outstanding balance under this program at December 31, 2006.

During the year ended December 31, 2005, we repaid a $76.0 million mortgage on 11 CTL investments which was open to prepayment without penalty. We also prepaid a $135.0 million mortgage on a CTL asset with a 0.5% prepayment penalty. In addition, we fully repaid all of our outstanding STARs Series 2002-1 and STARs Series 2003-1 Notes which had an aggregate outstanding principal balance of approximately $620.7 million on the date of repayment. The STARs Notes were originally issued in 2002 and 2003 by special purpose subsidiaries for the purpose of match funding our assets that collateralized the

STARs Notes. For accounting purposes, the issuance of the STARs Notes was treated as a secured on-balance sheet financing and no gain on sale was recognized in connection with the redemption of the STARs Notes, we incurred one-time cash costs, including prepayment and other fees, of approximately $6.8 million and a non-cash charge of approximately $37.5 million to write-off deferred financing fees and expenses.

Hedging Activities—We have variable-rate lending assets and variable-rate debt obligations. These assets and liabilities create a natural hedge against changes in variable interest rates. This means that as interest rates increase, we earn more on our variable-rate lending assets and pay more on our variable-rate debt obligations and, conversely, as interest rates decrease, we earn less on our variable-rate lending assets and pay less on our variable-rate debt obligations. When the amount of our variable-rate debt obligations exceeds the amount of our variable-rate lending assets, we use derivative instruments to limit the impact of changing interest rates on our net income. We have a policy in place, that is administered by the Audit Committee, which requires us to enter into hedging transactions to mitigate the impact of rising interest rates on our earnings. The policy states that a 100 basis point increase in short-term rates cannot have a greater than 2.5% impact on quarterly earnings. We do not use derivative instruments for speculative purposes. The derivative instruments we use are typically in the form of interest rate swaps and interest rate caps. Interest rate swaps effectively can either convert variable-rate debt obligations to fixed-rate debt obligations or convert fixed-rate debt obligations into variable-rate debt obligations. Interest rate caps effectively limit the maximum interest rate payable on variable-rate debt obligations. In addition, we also use derivative instruments to manage our exposure to foreign exchange rate movements.

The primary risks related to our use of derivative instruments are the risks that a counterparty to a hedging arrangement could default on its obligation and the risk that we may have to pay certain costs, such as transaction fees or breakage costs, if we terminate a hedging arrangement. As a matter of policy, we enter into hedging arrangements with counterparties that are large, creditworthy financial institutions typically rated at least A/A2 by S&P and Moody’s, respectively. Our hedging strategy is approved and monitored by our Audit Committee on behalf of the Board of Directors and may be changed by the Board of Directors without shareholder approval.

The following table represents the notional principal amounts and fair values of interest rate swaps by class (in thousands):

	Notional Amount	Notional Amount	Fair Value	Fair Value
	as of	as of	as of	as of
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
Cash flow hedges
Interest rate swaps	$—	$250,000	$—	$2,150
Forward-starting interest rate swaps.	450,000	650,000	9,180	8,771
Fair value hedges.	950,000	1,100,000	(23,137)	(30,112)
Total interest rate swaps	$1,400,000	$2,000,000	$(13,957)	$(19,191)

The following table presents the maturity, notional amount, and weighted average interest rates expected to be received or paid on USD interest rate swaps at December 31, 2006 ($ in thousands)(1):

	Fixed to Floating-Rate
Maturity for Years Ending December 31,	Notional Amount	Receive Rate	Pay Rate
2007	$—	—%	—%
2008	—	—	—
2009	350,000	3.69%	5.15%
2010	600,000	4.39%	5.10%
2011	—	—	—
2012—Thereafter	—	—	—
Total	$950,000	4.14%	5.11%

Explanatory Note:

(1)             Excludes forward-starting swaps expected to be cash settled on their effective dates and amortized to interest expense through their maturity dates.

The following table presents our foreign currency derivatives outstanding as of December 31, 2006 (these derivatives outstanding as of December 31, 2006 do not use hedge accounting, but are marked to market under SFAS No. 133 through the Company’s Consolidated Statements of Operations) (in thousands):

Derivative Type	Notional Amount	Notional Currency	Notional (USD Equivalent)	Maturity
Sell CAD forward	CAD 1,250	Canadian dollar	$1,072	January 2007

At December 31, 2006, derivatives with a fair value of $9.3 million were included in other assets and derivatives with a fair value of $23.3 million were included in other liabilities. During 2006, we recorded $0.6 million of hedge ineffectiveness in “Other income” on the Company’s Consolidated Statements of Operations, primarily related to the timing of an anticipated hedged transaction. During 2005, hedge ineffectiveness was immaterial.

Off-Balance Sheet Transactions—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity. As of December 31, 2006, we did not have any CTL joint ventures accounted for under the equity method, which had third-party debt.

As part of the 2005 acquisition of Falcon Financial, we obtained Falcon Financial’s residual interests and servicing obligations related to four off-balance sheet loan securitizations. Our ongoing relationship with these special purpose entities is not material to our operations.

Our STARs Notes were all on-balance sheet financings. These securitizations were prepaid on September 28, 2005.

We have certain discretionary and non-discretionary unfunded commitments related to our loans and other lending investments that we may be required to, or choose to, fund in the future. Discretionary commitments are those under which we have sole discretion with respect to future funding. Non-discretionary commitments are those that we are generally obligated to fund at the request of the borrower or upon the occurrence of events outside of our direct control. As of December 31, 2006, we had 68 loans with unfunded commitments totaling $2.77 billion, of which $26.1 million was discretionary and $2.74 billion was non-discretionary. In addition, we have $1.4 million of discretionary unfunded commitments and $71.8 million of non-discretionary unfunded commitments related to ten CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon completion of the improvements or construction, we would receive additional operating lease income from the customers. In addition, we have

$17.9 million of non-discretionary unfunded commitments related to 19 existing customers in the form of tenant improvements which were negotiated between the Company and the customers at the commencement of the leases. Further, we had 11 equity investments with unfunded non-discretionary commitments of $80.6 million.

Ratings Triggers—The $2.20 billion unsecured revolving credit facility that we had in place at December 31, 2006, bears interest at LIBOR + 0.525% per annum based on our senior unsecured credit ratings of BBB from S&P, Baa2 from Moody’s and BBB from Fitch Ratings. Originally, this rate was reduced from LIBOR + 1.00% to LIBOR + 0.875% due to the investment grade upgrade of our senior unsecured debt rating by S&P in October 2004. It was further reduced from LIBOR + 0.875% to LIBOR + 0.70% after our senior unsecured debt rating was further upgraded by S&P, Moody’s and Fitch in the first quarter of 2006 (see below).

On February 9, 2006, S&P upgraded our senior unsecured debt rating to BBB from BBB- and raised the ratings on our preferred stock to BB+ from BB. On February 7, 2006, Moody’s upgraded our senior unsecured debt rating to Baa2 from Baa3 and raised the ratings on our preferred stock to Ba1 from Ba2. On January 19, 2006, Fitch Ratings upgraded our senior unsecured debt rating to BBB from BBB- and raised our preferred stock rating to BB+ from BB, with a stable outlook. The upgrades were primarily a result of our further migration to an unsecured capital structure, including the repayment of the STARs Notes.

As a result of the upgrades in 2006 of our senior unsecured debt ratings by S&P, Moody’s and Fitch, the financial covenants in some series of our publicly held debt securities, including limitations on incurrence of indebtedness and maintenance of unencumbered assets compared to unsecured indebtedness, are not operative. If we were to be downgraded from our current ratings by two of these three rating agencies, these financial covenants would become operative again.

On October 6, 2004, Moody’s upgraded our senior unsecured debt ratings to Baa3 from Ba1. The upgraded rating reflected the shift towards unsecured debt and the resulting increase in unencumbered assets, the continued profitable growth in our business franchise, the strong quality of both the structured finance and CTL business and the active management of those businesses.

On October 5, 2004, our senior unsecured credit rating was upgraded to an investment grade rating of BBB- from BB+ by S&P as a result of our positive track record of improving performance through a slightly difficult real estate cycle, our strong underwriting and servicing capabilities, the increase in capital base, the shift towards unsecured debt to free up assets and the staggering of maturities on secured debt.

Except as described above, there are no other ratings triggers in any of our debt instruments or other operating or financial agreements at December 31, 2006.

Transactions with Related Parties—During 2005, we invested in a substantial minority interest of Oak Hill Advisors, L.P., Oak Hill Credit Alpha MGP, OHSF GP Partners II, LLC, Oak Hill Credit Opportunities MGP, LLC, and in 2006, OHSF GP Partners, LLC (see Note 6 to the Consolidated Financial Statements for more detail). In relation to our investment in these entities, we appointed to our Board of Directors a member that holds a substantial investment in these same five entities. As of December 31, 2006, the carrying value in these ventures was $201.7 million. During 2005, we had an investment in iStar Operating Inc. (“iStar Operating”), a taxable subsidiary that, through a wholly-owned subsidiary, services our loans and certain loan portfolios owned by third parties. We owned all of the non-voting preferred stock and a 95% economic interest in iStar Operating. An entity controlled by a former director of iStar, owned all of the voting common stock and a 5% economic interest in iStar Operating. On December 31, 2005, we acquired all the voting common stock and the remaining 5% economic interest in iStar Operating for a nominal amount and simultaneously merged it into an existing taxable REIT subsidiary of ours.

As more fully described in Note 12 to the Consolidated Financial Statements, during 2004, certain affiliates of Starwood Opportunity Fund IV, L.P. and our Chief Executive Officer have reimbursed us for the value of restricted shares awarded to our former President in excess of 350,000 shares.

DRIP/Stock Purchase Plans—We maintain a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, our shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, our shareholders and new investors may purchase shares of Common Stock directly from us without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at our sole discretion. Shares issued under the plan may reflect a discount of up to 3% from the prevailing market price of our Common Stock. We are authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plans. During the years ended December 31, 2006 and 2005, we issued a total of approximately 549,000 and 433,000 shares of Common Stock, respectively, through the plans. Net proceeds for the years ended December 31, 2006 and 2005 were approximately $22.6 million and $17.4 million, respectively. There are approximately 2.2 million shares available for issuance under the plan as of December 31, 2006.

Stock Repurchase Program—In November 1999, the Board of Directors approved, and we implemented, a stock repurchase program under which we are authorized to repurchase up to 5.0 million shares of Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under our credit facilities if we determine that it is advantageous to do so. There is no fixed expiration date to this plan. As of December 31, 2006, we had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. We have not repurchased any shares under the stock repurchase program since November 2000, however, we issued approximately 1.2 million shares of treasury stock during 2005 (See Note 10 to the Company’s Consolidated Financial Statements).

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments in certain circumstances that affect amounts reported as assets, liabilities, revenues and expenses. We have established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well controlled, reviewed and applied consistently from period to period. We base our estimates on historical corporate and industry experience and various other assumptions that we believe to be appropriate under the circumstances. For all of these estimates, we caution that future events rarely develop exactly as forecasted, and, therefore, routinely require adjustment.

During 2006, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Note 3 to the Company’s Consolidated Financial Statements. The following is a summary of accounting policies that require more significant management estimates and judgments:

Allowance for Loan Losses—Our allowance for estimated loan losses represents our estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. While we have experienced minimal actual losses on our loans, we believe that it is prudent to reflect an allowance for loan losses based upon our assessment of general market conditions, our internal risk management policies and credit risk rating system, historical industry loss experience, our assessment of the likelihood of delinquencies or defaults and the value of the collateral underlying our loans. Determining the adequacy of the allowance for loan losses is complex and requires significant judgment by management about the effect of matters that are inherently uncertain. The allowance for loan losses was $52.2 million and $46.9 million on December 31, 2006 and 2005, respectively.

We assess our non-performing loans and watch list assets for individual impairment each reporting period. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan. Our loans are primarily evaluated based on the estimated fair value of the underlying collateral. We determine the fair value of the collateral using one or more valuation techniques, such as property appraisals, comparable sales, discounted cash flow analyses or replacement cost comparisons. Determination of the fair value of collateral, by any of these techniques, requires significant judgment and discretion by management. If we determine that a loan is impaired, either a specific reserve is created or the loan, or a portion thereof, is charged-off through the allowance for loan losses. During 2006, our loan impairment testing resulted in charge-offs of $8.7 million through the allowance for loan losses. There were no loan impairments recognized during 2005 or 2004.

Long-Lived Assets Impairment Test—We test our long-lived assets for impairment, which are primarily our CTL assets “to be held and used”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists when the carrying amount of the long-lived asset exceeds its fair value. For this test, recoverability is determined by the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The determination of projected cash flows and eventual sales prices of our long-lived assets requires significant judgment by management about matters that are inherently uncertain.

Goodwill Impairment Test—Goodwill is not amortized, instead it is tested for impairment at least annually or more frequently if events or circumstances indicate that there may be justification for conducting an interim test. There are two parts to the goodwill impairment analysis. The first part of the test is a comparison of the fair value of the reporting unit containing goodwill to its carrying amount including goodwill. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of potential goodwill impairment. The second test requires the fair value of the reporting unit to be allocated to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test. The excess of the fair value of the reporting unit over the fair value of assets less liabilities is the implied value of goodwill and is used to determine the amount of impairment. There were no impairment charges recognized during 2006, 2005 or 2004 related to goodwill.

Fair Value of Derivatives—We have historically used derivatives to help manage our interest rate and foreign exchange risks. Derivatives are recorded on the balance sheet at fair value as assets or liabilities. Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing unrelated parties, other than in a forced or liquidation sale. The degree of management judgment involved in determining the fair value of a financial instrument depends on the availability and reliability of relevant market data, such as quoted market prices. Financial instruments that are actively traded and have quoted market prices or readily available market data require minimal judgment in determining fair value. When observable market prices and data are not readily available or do not exist, we estimate the fair value using market data and model-based interpolations using standard models that are widely accepted within the industry. Market data includes prices of instruments with similar maturities and characteristics, duration, interest rate yield curves and measures of volatility. Derivative assets were $9.3 million and derivatives liabilities were $23.3 million on December 31, 2006, compared with derivative assets of $13.2 million and derivatives liabilities of $32.1 million on December 31, 2005.

Consolidation—Variable Interest Entities—We are a party to a number of off balance sheet joint ventures and other unconsolidated arrangements with varying structures. We consolidate certain entities in which we own less than a 100% equity interest if we determine that we have a controlling interest or are the primary beneficiary of a variable interest entity (“VIE”) as defined in FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)  (“FIN 46R”). There is a significant amount of judgment required in interpreting the provisions of FIN 46R and applying them to specific transactions. In order to determine if an entity is considered a VIE, we first perform a qualitative analysis, which requires certain subjective decisions regarding our assessment, including, but not limited to, the nature and structure of the entity, the variability of the economic interests that the entity passes along to its interest holders, the rights of the parties and the purpose of the arrangement. An iterative quantitative analysis is required if our qualitative analysis proves inconclusive as to whether the entity is a VIE or we are the primary beneficiary and consolidation is required.

New Accounting Standards

In December 2006, the FASB released FSP EITF 00-19-2 (“EITF 00-19-2”), “Accounting for Registration Payment Arrangements.”  EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment agreement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement 5, “Accounting for Contingencies.”  An entity may issue financial instruments that are subject to a registration payment arrangement.  Under such arrangement, the issuer agrees to endeavor:  (i) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of those financial instruments and, (ii) for the registration statement to be declared effective by the SEC within a specified grace period.  In some registration payment arrangements, the issuer may be required to endeavor to maintain the effectiveness of the registration statement for a specified period of time.   The Company will adopt EITF 00-19-2 on January 1, 2007, as required and is still evaluating the impact on the Company’s Consolidated Financial Statements.

In September 2006, the SEC released SAB 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” Through SAB 108, the SEC has established an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. This model is known as the “dual approach” because it requires quantification of errors under both the iron-curtain and the roll-over methods. The roll-over method focuses primarily on the impact of a misstatement on the income statement but can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior years on the income statement in the period of correction. Companies can either restate prior periods or use the cumulative effect adjustment method when adopting SAB 108. SAB 108 is not an “official rule” and therefore there is no explicit “effective date,” however, for companies not electing to restate prior periods, it must be adopted for annual financial statements covering fiscal years ending after November 15, 2006. We adopted SAB 108 for the fiscal year ended December 31, 2006, as required, and it did not have a significant impact on the Company’s Consolidated Financial Statements.

In September 2006, the FASB released Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the exchange price notion in the fair value definition to mean the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). This statement also clarifies that market participant assumptions should include assumptions about risk, should include assumptions about the effect of a restriction on the sale or use of an asset and should reflect its nonperformance risk (the risk that the obligation will not be fulfilled). Nonperformance risk should include the reporting entity’s credit risk. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 on January 1, 2008, as required, and management is still evaluating the impact on the Company’s Consolidated Financial Statements.

In July 2006, the FASB released Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 on January 1, 2007, as required, and do not believe it will have a significant impact on the Company’s Consolidated Financial Statements.

In March 2006, the FASB released Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets.” SFAS No. 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from the use of different measurement attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. SFAS No. 156 modifies the accounting for servicing rights by: (1) clarifying when a separate asset or servicing liability should be recognized; (2) requiring a separately recognized servicing asset or servicing liability to be measured at fair value; (3) allowing entities to subsequently measure servicing rights either at fair value or under the amortization method for each class of a separately recognized servicing asset or servicing liability; (4) permitting a one-time reclassification of available-for-sale securities to trading securities; and (5) requiring separate presentation of servicing assets and servicing liabilities subsequently measured at fair value. SFAS No. 156 is effective in annual periods beginning after September 15, 2006. We will adopt SFAS No. 156 on January 1, 2007, as required, and management is still evaluating the impact on the Company’s Consolidated Financial Statements.

In February 2006, the FASB released Statement of Financial Accounting Standards No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Financial Instruments.” The key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips (IOs) and principal-only strips (POs) from derivative accounting under paragraph 14 of SFAS No. 133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a qualifying special-purpose entity (QSPE) holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS No. 155 is effective for annual periods beginning after September 15, 2006. We will adopt SFAS No. 155 on January 1, 2007, as required, and are still evaluating the impact on the Company’s Consolidated Financial Statements.

In June 2005, the Emerging Issues Task Force reached a consensus on EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF 04-5 states that a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate the limited partnership unless one of the following two conditions exist: (1) the limited partners possess substantive kick-out rights, or (2) the limited partners possess substantive participating rights. A kick-out right is defined as the substantive ability to remove the sole general partner without cause or otherwise dissolve (liquidate) the limited partnership. Substantive participating rights are when the limited partners have the substantive right to participate in certain financial and operating decisions of the limited partnership that are made in the ordinary course of business. The consensus guidance in EITF 04-5 is effective for all agreements entered into or modified after June 29, 2005. For all pre-existing agreements that are not modified, the consensus is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005. We adopted the provisions of this statement as required and it did not have a significant impact on the Company’s Consolidated Financial Statements.

In May 2005, the FASB released Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to newly adopted accounting principles. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively, unless deemed immaterial. SFAS No. 154 is effective for fiscal years beginning after December 31, 2005. We adopted the provisions of this statement, as required, on January 1, 2006, and it did not have a significant impact on the Company’s Consolidated Financial Statements.

In March 2005, the FASB released FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), “Accounting for Asset Retirement Obligations”, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We adopted FIN 47 during 2005 and it did not have a significant impact on the Company’s Consolidated Financial Statements.

In December 2004, the FASB released Statement of Financial Accounting Standards No. 153 (“SFAS No. 153”), “Accounting for Non-monetary Transactions.” SFAS No. 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. SFAS No. 153 is effective for non-monetary transactions occurring in fiscal years beginning after September 15, 2005. We adopted the provisions of this statement, as required, on January 1, 2006, and it did not have a significant impact on the Company’s Consolidated Financial Statements.

In December 2004, the FASB released Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment.” This standard requires issuers to measure the cost of equity-based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (typically the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will initially measure the cost of liability based service awards based on their current fair value. The fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Companies can comply with SFAS No. 123R using one of three transition methods: (1) the modified prospective method; (2) a variation of the modified prospective method; or (3) the modified retrospective method. The provisions of this statement are effective for interim and annual periods beginning after June 15, 2005. We adopted SFAS No. 123R, as required, on January 1, 2006, and it did not have a significant financial impact on the Company’s Consolidated Financial Statements.

Item 7a.                 Quantitative and Qualitative Disclosures about Market Risk

Market Risks

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk. Consistent with our liability management objectives, we have implemented an interest rate risk management policy based on match funding, with the objective that variable-rate assets be primarily financed by variable-rate liabilities and fixed-rate assets be primarily financed by fixed-rate liabilities. We also seek to match fund our foreign denominated assets with foreign denominated debt so that changes in foreign currency exchange rates will have a minimal impact on earnings.

Our operating results will depend in part on the difference between the interest and related income earned on our assets and the interest expense incurred in connection with our interest-bearing liabilities. Competition from other providers of real estate financing may lead to a decrease in the interest rate earned on our interest-bearing assets, which we may not be able to offset by obtaining lower interest costs on our borrowings. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between our interest-earning assets and interest-bearing liabilities. Any significant compression of the spreads between interest-earning assets and interest-bearing liabilities could have a material adverse effect on us. In addition, an increase in interest rates could, among other things, reduce the value of our interest-bearing assets and our ability to realize gains from the sale of such assets, and a decrease in interest rates could reduce the average life of our interest-earning assets if borrowers refinance our loans.

Approximately half of our loan investments are subject to significant prepayment protection in the form of lock-outs, yield maintenance provisions or other prepayment premiums which provide substantial yield protection to us. Those assets generally not subject to prepayment penalties include: (1) variable-rate loans based on LIBOR, originated or acquired at par, which would not result in any gain or loss upon repayment; and (2) discount loans and loan participations acquired at discounts to face values, which would result in gains upon repayment. Further, while we generally seek to enter into loan investments which provide for substantial prepayment protection, in the event of declining interest rates, we could receive such prepayments and may not be able to reinvest such proceeds at favorable returns. Such prepayments could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

Interest Rate Risks

While we have not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us which adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond the control of the Company. As more fully discussed in Note 11 to the Company’s Consolidated Financial Statements, we employ match funding-based financing and hedging strategies to limit the effects of changes in interest rates on our operations, including engaging in interest rate caps, floors, swaps and other interest rate-

related derivative contracts. These strategies are specifically designed to reduce our exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate movements in the market. We do not enter into derivative contracts for speculative purposes or as a hedge against changes in credit risk of our borrowers or of the Company itself.

Each interest rate cap or floor agreement is a legal contract between us and a third party (the “counterparty”). When we purchase a cap or floor contract, we make an up-front payment to the counterparty and the counterparty agrees to make payments to us in the future should the reference rate (typically one-, three- or six-month LIBOR) rise above (cap agreements) or fall below (floor agreements) the “strike” rate specified in the contract. Each contract has a notional face amount. Should the reference rate rise above the contractual strike rate in a cap, we will earn cap income. Should the reference rate fall below the contractual strike rate in a floor, we will earn floor income. Payments on an annualized basis will equal the contractual notional face amount multiplied by the difference between the actual reference rate and the contracted strike rate. We utilize the provisions of SFAS No. 133 with respect to such instruments. SFAS No. 133 provides that the up-front fees paid on option-based products such as caps be expensed into earnings based on the allocation of the premium to the affected periods as if the agreement were a series of “caplets.” These allocated premiums are then reflected as a charge to income and are included in “Interest expense” on the Company’s Consolidated Statements of Operations in the affected period.

Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which swaps are based is not exchanged. Our swaps are either “pay fixed” swaps involving the exchange of variable-rate interest payments from the counterparty for fixed interest payments from us or “pay floating” swaps involving the exchange of fixed-rate interest payments from the counterparty for variable-rate interest payments from us, which mitigates the risk of changes in fair value of our fixed-rate debt obligations.

Interest rate futures are contracts, generally settled in cash, in which the seller agrees to deliver on a specified future date the cash equivalent of the difference between the specified price or yield indicated in the contract and the value of the specified instrument (i.e., U.S. Treasury securities) upon settlement. Under these agreements, we would generally receive additional cash flow at settlement if interest rates rise and pay cash if interest rates fall. The effects of such receipts or payments would be deferred and amortized over the term of the specific related fixed-rate borrowings. In the event that, in the opinion of management, it is no longer probable that a forecasted transaction will occur under terms substantially equivalent to those projected, we would cease recognizing such transactions as hedges and immediately recognize related gains or losses based on actual settlement or estimated settlement value.

While a REIT may freely utilize derivative instruments to hedge interest rate risk on its liabilities, the use of derivatives for other purposes, including hedging asset-related risks such as credit, foreign exchange, prepayment or interest rate exposure on our loan assets, could generate income which is not qualified income for purposes of maintaining REIT status. As a consequence, we may only engage in such instruments to hedge such risks on a limited basis.

There can be no assurance that our profitability will not be adversely affected during any period as a result of changing interest rates. In addition, hedging transactions using derivative instruments involve certain additional risks such as counterparty credit risk, legal enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. With regard to loss of basis in a hedging contract, indices upon which contracts are based may be more or less variable than the indices upon which the hedged assets or liabilities are based, thereby making the hedge less effective. The counterparties to these contractual arrangements are major financial institutions with which we and our affiliates may also have other financial relationships. We are potentially exposed to credit loss in the event of nonperformance by these counterparties. However, because of their high credit ratings, we do not anticipate that any of the counterparties will fail to meet their obligations. There can be no assurance that we will be able to adequately protect against the foregoing risks and that we will ultimately realize an economic benefit from any hedging contract we enter into which exceeds the related costs incurred in connection with engaging in such hedges.

The following table quantifies the potential changes in net investment income and net fair value of financial instruments should interest rates increase or decrease 100 or 200 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). Net investment income is calculated as revenue from loans and other lending investments and operating leases and equity in earnings of joint ventures (as of December 31, 2006), less interest expense, operating costs on CTL assets and loss on early extinguishment of debt, for the year ended December 31, 2006. Net fair value of financial instruments is calculated as the sum of the value of derivative instruments and the present value of cash in-flows generated from interest-earning assets, less cash out-flows in respect to interest-bearing liabilities as of December 31, 2006. The cash flows associated with our assets are calculated based on management’s best estimate of expected payments for each loan based on loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty, term and collateral type. Many of our loans are protected from prepayment as a result of prepayment penalties, yield maintenance fees or contractual terms which prohibit prepayments during specified periods. However, for those loans where prepayments are not currently precluded by contract, declines in interest rates may increase prepayment speeds. The base interest rate scenario assumes the one-month LIBOR rate of 5.32% as of December 31, 2006. Actual results could differ significantly from those estimated in the table.

Net fair value of financial instruments in the table below does not include CTL assets (approximately 30% of total assets) and certain forms of corporate finance investments but includes debt associated with the financing of these assets. Therefore, the table below is not a meaningful representation of the estimated percentage change in net fair value of financial instruments with change in interest rates.

The estimated percentage change in net investment income does include operating lease income from CTL assets and therefore is a more accurate representation of the impact of changes in interest rates on net investment income.

Estimated Percentage Change In

Change in Interest Rates	Net Investment Income	Net Fair Value of Financial Instruments
-200 Basis Points	(0.3)%	(5.5)%
-100 Basis Points	(0.4)%	(2.2)%
Base Interest Rate	0.0%	0.0%
+100 Basis Points	1.5%	1.3%
+200 Basis Points	3.0%	1.7%

Item 8.        Financial Statements and Supplemental Data

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Financial statements of 19 unconsolidated entities accounted for under the equity method have been omitted because the Company’s proportionate share of the income from continuing operations before income taxes is less than 20% of the respective consolidated amount and the investments in and advances to each company are less than 20% of consolidated total assets.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the disclosure committee and other members of management, including the Chief Executive Officer and Chief Financial Officer, management carried out its evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2006. Additionally, based upon management’s assessment, the Company has determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders
of iStar Financial Inc.:

We have completed integrated audits of iStar Financial Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iStar Financial Inc. and its subsidiaries (collectively, the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

February 28, 2007

iStar Financial Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	As of December 31,
	2006	2005
ASSETS
Loans and other lending investments, net	$6,799,850	$4,661,915
Corporate tenant lease assets, net	3,084,794	3,115,361
Other investments	407,617	238,294
Investments in joint ventures	382,030	202,128
Assets held for sale	9,398	—
Cash and cash equivalents	105,951	115,370
Restricted cash	28,986	28,804
Accrued interest and operating lease income receivable	72,954	32,166
Deferred operating lease income receivable	79,498	76,874
Deferred expenses and other assets	71,181	52,181
Goodwill	17,736	9,203
Total assets	$11,059,995	$8,532,296
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$200,957	$192,522
Debt obligations	7,833,437	5,859,592
Total liabilities	8,034,394	6,052,114
Commitments and contingencies	—	—
Minority interest in consolidated entities	38,738	33,511
Shareholders’ equity:
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at December 31, 2006 and 2005	4	4
Series E Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,600 shares issued and outstanding at December 31, 2006 and 2005	6	6
Series F Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at December 31, 2006 and 2005	4	4
Series G Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 3,200 shares issued and outstanding at December 31, 2006 and 2005	3	3
Series I Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,000 shares issued and outstanding at December 31, 2006 and 2005	5	5
High Performance Units	9,800	8,797
Common Stock, $0.001 par value, 200,000 shares authorized, 126,565 and 113,209 shares issued and outstanding at December 31, 2006 and 2005, respectively	127	113
Options	1,696	6,450
Additional paid-in capital	3,464,229	2,886,434
Retained earnings (deficit)	(479,695)	(442,758)
Accumulated other comprehensive income (losses) (See Note 14)	16,956	13,885
Treasury stock (at cost)	(26,272)	(26,272)
Total shareholders’ equity	2,986,863	2,446,671
Total liabilities and shareholders’ equity	$11,059,995	$8,532,296

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004
Revenue:
Interest income	$575,598	$406,668	$351,972
Operating lease income	328,868	301,623	272,867
Other income	75,727	81,440	56,063
Total revenue	980,193	789,731	680,902
Costs and expenses:
Interest expense	429,807	313,053	232,728
Operating costs—corporate tenant lease assets	24,891	21,809	21,492
Depreciation and amortization	76,967	70,442	61,825
General and administrative(1)	96,432	63,987	157,588
Provision for loan losses	14,000	2,250	9,000
Loss on early extinguishment of debt	—	46,004	13,091
Total costs and expenses	642,097	517,545	495,724
Income before equity in earnings from joint ventures, minority interest and other items	338,096	272,186	185,178
Equity in earnings from joint ventures	12,391	3,016	2,909
Minority interest in consolidated entities	(1,207)	(980)	(716)
Income from continuing operations	349,280	274,222	187,371
Income from discontinued operations	1,320	7,337	29,701
Gain from discontinued operations, net	24,227	6,354	43,375
Net income	374,827	287,913	260,447
Preferred dividend requirements	(42,320)	(42,320)	(51,340)
Net income allocable to common shareholders and HPU holders(2)	$332,507	$245,593	$209,107
Per common share data(3):
Income from continuing operations per common share:
Basic	$2.60	$2.01	$1.21
Diluted	$2.58	$1.99	$1.19
Net income per common share:
Basic	$2.82	$2.13	$1.87
Diluted	$2.79	$2.11	$1.83
Weighted average number of common shares—basic	115,023	112,513	110,205
Weighted average number of common shares—diluted	116,219	113,703	112,464
Per HPU share data(3):
Income from continuing operations per HPU share:
Basic	$492.80	$380.40	$219.40
Diluted	$488.07	$376.60	$215.00
Net income per HPU share:
Basic	$533.80	$402.87	$337.30
Diluted	$528.67	$398.87	$330.60
Weighted average number of HPU shares—basic	15	15	10
Weighted average number of HPU shares—diluted	15	15	10

Explanatory Notes:

(1)             General and administrative costs include $11,435, $2,758 and $109,676 of stock-based compensation expense for the years ended December 31, 2006, 2005 and 2004, respectively.

(2)             HPU holders are Company employees who purchased high performance common stock units under the Company’s High Performance Unit Program (see Note 12).

(3)             See Note 13—Earnings Per Share for additional information.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	HPU’s	Common Stock at Par	Warrants & Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total
Balance at December 31, 2003	$2	$1	$4	$6	$4	$3	$—	$—	$5,131	$107	$20,695	$2,678,772	$(242,449)	$1,008	$(48,056)	$2,415,228
Exercise of options and warrants	—	—	—	—	—	—	—	—	—	4	(14,237)	41,501	—	—	—	27,268
Net proceeds from preferred offering/exchange	—	—	—	—	—	—	3	5	—	—	—	202,743	—	—	—	202,751
Net proceeds from equity offering	(2)	(1)	—	—	—	—	(3)	—	—	—	—	(155,959)	—	—	—	(155,965)
Dividends declared-preferred	—	—	—	—	—	—	—	—	—	—	—	—	(51,340)	—	—	(51,340)
Dividends declared-common	—	—	—	—	—	—	—	—	—	—	—	—	(310,744)	—	—	(310,744)
Dividends declared-HPU	—	—	—	—	—	—	—	—	—	—	—	—	(5,011)	—	—	(5,011)
Restricted stock units granted to employees	—	—	—	—	—	—	—	—	—	—	—	53,351	—	—	—	53,351
High performance units sold to employees	—	—	—	—	—	—	—	—	2,697	—	—	—	—	—	—	2,697
Issuance of stock-DRIP/Stock purchase plan	—	—	—	—	—	—	—	—	—	—	—	17,719	—	—	—	17,719
Contribution from significant shareholder	—	—	—	—	—	—	—	—	—	—	—	1,935	—	—	—	1,935
Net income for the period	—	—	—	—	—	—	—	—	—	—	—	—	260,447	—	—	260,447
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,094)	—	(3,094)
Balance at December 31, 2004	$—	$—	$4	$6	$4	$3	$—	$5	$7,828	$111	$6,458	$2,840,062	$(349,097)	$(2,086)	$(48,056)	$2,455,242

iStar Financial Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Continued)

(In thousands)

	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series H Preferred Stock	Series I Preferred Stock	HPU’s	Common Stock at Par	Warrants & Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Losses)	Treasury Stock	Total
Balance at December 31, 2004	$—	$—	$4	$6	$4	$3	$—	$5	$7,828	$111	$6,458	$2,840,062	$(349,097)	$(2,086)	$(48,056)	$2,455,242
Exercise of options and warrants	—	—	—	—	—	—	—	—	—	1	(8)	1,762	—	—	—	1,755
Dividends declared-preferred	—	—	—	—	—	—	—	—	—	—	—	—	(42,320)	—	—	(42,320)
Dividends declared-common	—	—	—	—	—	—	—	—	—	—	—	—	(330,998)	—	—	(330,998)
Dividends declared-HPU	—	—	—	—	—	—	—	—	—	—	—	—	(8,256)	—	—	(8,256)
Restricted stock units granted to employees	—	—	—	—	—	—	—	—	—	—	—	1,022	—	—	—	1,022
Issuance of treasury stock	—	—	—	—	—	—	—	—	—	1	—	26,169	—	—	21,784	47,954
High performance units sold to employees	—	—	—	—	—	—	—	—	969	—	—	—	—	—	—	969
Issuance of stock-DRIP/Stock purchase plan	—	—	—	—	—	—	—	—	—	—	—	17,419	—	—	—	17,419
Net income for the period	—	—	—	—	—	—	—	—	—	—	—	—	287,913	—	—	287,913
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	—	—	—	—	15,971	—	15,971
Balance at December 31, 2005	$—	$—	$4	$6	$4	$3	$—	$5	$8,797	$113	$6,450	$2,886,434	$(442,758)	$13,885	$(26,272)	$2,446,671
Exercise of options	—	—	—	—	—	—	—	—	—	—	(4,754)	7,332	—	—	—	2,578
Net proceeds from equity offering	—	—	—	—	—	—	—	—	—	13	—	541,419	—	—	—	541,432
Dividends declared-preferred	—	—	—	—	—	—	—	—	—	—	—	—	(42,320)	—	—	(42,320)
Dividends declared-common	—	—	—	—	—	—	—	—	—	—	—	—	(359,643)	—	—	(359,643)
Dividends declared-restricted stock units	—	—	—	—	—	—	—	—	—	—	—	—	(1,122)	—	—	(1,122)
Dividends declared-HPU	—	—	—	—	—	—	—	—	—	—	—	—	(8,679)	—	—	(8,679)
Issuance of stock-vested restricted stock units	—	—	—	—	—	—	—	—	—	—	—	4,150	—	—	—	4,150
Redemption of HPU’s	—	—	—	—	—	—	—	—	(3,569)	—	—	2,339	—	—	—	(1,230)
HPU compensation expense	—	—	—	—	—	—	—	—	4,572	—	—	—	—	—	—	4,572
Issuance of stock-DRIP/Stock purchase plan	—	—	—	—	—	—	—	—	—	1	—	22,555	—	—	—	22,556
Net income for the period	—	—	—	—	—	—	—	—	—	—	—	—	374,827	—	—	374,827
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	—	—	—	—	3,071	—	3,071
Balance at December 31, 2006	$—	$—	$4	$6	$4	$3	$—	$5	$9,800	$127	$1,696	$3,464,229	$(479,695)	$16,956	$(26,272)	$2,986,863

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$374,827	$287,913	$260,447
Adjustments to reconcile net income to cash flows from operating activities:
Minority interest in consolidated entities	545	980	716
Non-cash expense for stock-based compensation	11,598	3,028	54,403
Depreciation, depletion and amortization	83,967	76,275	68,483
Amortization of deferred financing costs	22,444	30,148	30,189
Amortization of discounts/premiums, deferred interest and costs on lending investments	(72,635)	(67,343)	(59,466)
Discounts, loan fees and deferred interest received	65,861	119,477	40,373
Equity in earnings from joint ventures	(12,391)	(3,016)	(2,909)
Distributions from operations of unconsolidated entities	16,048	6,672	5,840
Loss on early extinguishment of debt, net of cash paid	—	38,503	3,375
Deferred operating lease income receivable	(10,413)	(14,855)	(18,075)
Gain from discontinued operations, net and impairments	(14,565)	(6,354)	(43,375)
Provision for loan losses	14,000	2,250	9,000
Provision for deferred tax assets/liabilities, net	(1,777)	—	—
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	(41,226)	(4,651)	(1,018)
Changes in deferred expenses and other assets	(37,808)	7,046	21,802
Changes in accounts payable, accrued expenses and other liabilities	35,964	39,846	(16,219)
Cash flows from operating activities	434,439	515,919	353,566
Cash flows from investing activities:
New investment originations	(3,534,155)	(3,140,051)	(2,058,732)
Cash paid for acquisitions of Falcon Financial and AutoStar minority interests	(31,720)	(113,696)	—
Add-on fundings under existing loan commitments	(770,542)	(349,200)	(255,321)
Net proceeds from sales of corporate tenant lease assets	109,394	36,915	279,575
Repayments of and principal collections on loans and other lending investments	1,964,599	2,364,293	1,590,812
Net investments in and advances to unconsolidated joint ventures	(166,634)	(152,088)	—
Contributions to unconsolidated entities	(23,847)	(1,685)	—
Distributions from unconsolidated entities	2,743	5,309	—
Capital improvements for build-to-suit facilities	(60,757)	(34,441)	—
Capital improvement projects on corporate tenant lease assets	(9,440)	(8,982)	(7,124)
Other capital expenditures on corporate tenant lease assets	(12,116)	(12,495)	(14,846)
Cash flows from investing activities	(2,532,475)	(1,406,121)	(465,636)
Cash flows from financing activities:
Borrowings under secured revolving credit facilities	556,073	1,176,000	2,680,416
Repayments under secured revolving credit facilities	(556,073)	(1,254,586)	(3,298,421)
Borrowings under unsecured revolving credit facilities	6,950,567	5,182,000	3,945,500
Repayments under unsecured revolving credit facilities	(7,283,051)	(4,780,000)	(3,235,500)
Borrowings under term loans	182,255	60,705	160,181
Repayments under term loans	(30,713)	(342,627)	(403,231)
Borrowings under unsecured bond offerings	2,172,640	2,056,777	1,032,442
Repayments under unsecured notes	(50,000)	(47)	(110,000)
Repayments under secured notes	—	(932,914)	(378,400)
Borrowings under foreign lines of credit	146,950	—	—
Repayments under foreign lines of credit	(155,181)	—	—
Borrowings under other debt obligations	—	97,963	—
Repayments under other debt obligations	—	—	(10,148)
Contributions from minority interest partners	21,846	11,684	3,340
Changes in restricted cash held in connection with debt obligations	(182)	10,764	18,757
Payments for deferred financing costs	(18,973)	(4,530)	(13,131)
Distributions to minority interest partners	(2,851)	(2,599)	(1,054)
Net proceeds from preferred offering/exchange	—	—	203,048
Redemption of preferred stock	—	—	(165,000)
Common dividends paid	(360,765)	(330,998)	(310,744)
Preferred dividends paid	(42,320)	(42,320)	(41,908)
HPU dividends paid	(8,679)	(8,256)	(5,011)
HPUs issued	1,033	969	2,697
Net proceeds from equity offering	541,432	—	—
Contribution from significant shareholder	—	—	1,935
Proceeds from exercise of options and issuance of DRIP/Stock purchase shares	24,609	19,165	44,634
Cash flows from financing activities	2,088,617	917,150	120,402
Changes in cash and cash equivalents	(9,419)	26,948	8,332
Cash and cash equivalents at beginning of period	115,370	88,422	80,090
Cash and cash equivalents at end of period	$105,951	$115,370	$88,422
Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$376,977	$262,283	$191,205

The accompanying notes are an integral part of the financial statements.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 1—Business and Organization

Business—iStar Financial Inc. (the “Company”) is a leading publicly-traded finance company focused on the commercial real estate industry. The Company provides custom-tailored financing to high-end private and corporate owners of real estate, including senior and mezzanine real estate debt, senior and mezzanine corporate capital, corporate net lease financing and equity. The Company, which is taxed as a real estate investment trust (“REIT”), seeks to deliver strong dividends and superior risk-adjusted returns on equity to shareholders by providing innovative and value added financing solutions to its customers. The Company’s two primary lines of business are lending and corporate tenant leasing.

The lending business is primarily comprised of senior and mezzanine real estate loans that typically range in size from $20 million to $150 million and have maturities generally ranging from three to ten years. These loans may be either fixed rate (based on the U.S. Treasury rate plus a spread) or variable rate (based on LIBOR plus a spread) and are structured to meet the specific financing needs of the borrowers. The Company also provides senior and mezzanine capital to corporations, particularly those engaged in real estate or real estate related businesses. These financings may be either secured or unsecured, typically range in size from $20 million to $150 million and have maturities generally ranging from three to ten years. As part of the lending business, the Company also acquires whole loans and loan participations which present attractive risk-reward opportunities.

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

Organization—The Company began its business in 1993 through private investment funds formed to capitalize on inefficiencies in the real estate finance market. In March 1998, these funds contributed their assets to the Company’s predecessor in exchange for a controlling interest in that company. The Company later acquired its former external advisor in exchange for shares of the Company’s common stock (‘‘Common Stock’’) and converted its organizational form to a Maryland corporation. As part of the conversion to a Maryland corporation, the Company replaced its former dual class common share structure with a single class of Common Stock. The Company’s Common Stock began trading on the New York Stock Exchange on November 4, 1999. Prior to this date, the Company’s Common Stock was traded on the American Stock Exchange. Since that time, the Company has grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions, including the acquisition in 1999 of TriNet Corporate Realty Trust, Inc. (“TriNet”), the acquisition in 2005 of Falcon Financial Investment Trust and the acquisition in 2005 of a significant non-controlling interest in Oak Hill Advisors LP and affiliates.

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

Note 3—Summary of Significant Accounting Policies

Loans and other lending investments, net—As described in Note 4, “Loans and Other Lending Investments” includes the following investments: senior mortgages, subordinate mortgages, corporate/partnership loans and other lending investments-securities. Management considers nearly all of its loans and other lending investments to be held-for-investment or held-to-maturity, although a small number of investments may be classified as available-for-sale. Items classified as held-for-investment or held-to-maturity are reflected at amortized historical cost. Items classified as available-for-sale are reported at fair values with unrealized gains and losses included in “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets and are not included in the Company’s net income.

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

Capitalized interest and project costs—The Company capitalizes pre-construction costs essential to the development of property, development costs, construction costs, real estate taxes, insurance and interest costs incurred during the construction periods for qualified build-to-suit projects for corporate tenants.  The Company ceases cost capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity. Capitalized interest was approximately $1.9 million, $0.8 million and $0 for the years ended December 31, 2006, 2005 and 2004.

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

Identified intangible assets and goodwill—Upon the acquisition of a business, the Company records intangible assets acquired at their estimated fair values separate and apart from goodwill. The Company determines whether such intangible assets have finite or indefinite lives. As of December 31, 2006, all such intangible assets acquired by the Company have finite lives. The Company amortizes finite lived intangible assets based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company recognizes impairment loss on finite lived intangible assets if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

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

Fair values for goodwill and other finite lived intangible assets are determined using the market approach, income approach or cost approach, as appropriate.

As of December 31, 2006 and 2005, the Company had $52.0 million and $46.6 million of unamortized finite lived intangible assets primarily related to the acquisition of new CTL facilities, the acquisition of certain partnership interests in AutoStar Realty Operating Partnership, L.P. (“AutoStar”) and the acquisition of Falcon Financial Investment Trust (“Falcon Financial”). The total amortization expense for these intangible assets was $3.8 million and $3.1 million for December 31, 2006 and 2005, respectively. The estimated aggregate amortization costs for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 are $5.0 million, $4.8 million, $4.8 million, $4.8 million and $4.4 million, respectively.

As of December 31, 2006 and 2005, the Company had purchase related unamortized intangible assets related to the acquisition of new CTL facilities of $41.4 million and $42.5 million, respectively, which are included in “Other investments” in the Company’s Consolidated Balance Sheets (see Note 5 for further discussion). As of December 31, 2006 and 2005, the Company had purchase related unamortized intangible assets related to the acquisition of the partnership interests in AutoStar and the acquisition of Falcon Financial of $9.4 million and $1.8 million, respectively, which are included in “Deferred expenses and other assets” on the Company’s Consolidated Balance Sheets (see Note 4 and Note 6 for further discussion).

The acquisition of Falcon Financial in 2005 resulted in goodwill of $9.2 million. The acquisition of certain partnership interests in AutoStar during the fourth quarter 2006 resulted in additional goodwill of $8.5 million.  As of December 31, 2006, the Company has $17.7 million of goodwill.

Revenue recognition—The Company’s revenue recognition policies are as follows:

Loans and other lending investments:   Management considers nearly all of its loans and other lending investments to be held-for-investments or held-to-maturity, although a small number of investments may be classified as available-for-sale. The Company reflects held-for-investments or held-to-maturity investments at historical cost adjusted for allowance for loan losses, unamortized acquisition premiums or discounts and unamortized deferred loan fees.

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

Reserve for loan losses—The Company has established an allowance for estimated loan losses at a level that management, based upon an evaluation of known and inherent risks in the portfolio, considers adequate to provide for loan losses. In establishing loan loss reserves, management periodically evaluates and analyzes the Company’s assets, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors. Specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral less disposition costs on an individual loan basis. Management considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the loan agreement on a timely basis. Management carries these impaired loans at the fair value of the loans’ underlying collateral less estimated disposition costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan; however, these loans are considered non-performing loans and placed on non-accrual status at such time as: (1) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; (2) the loans become 90 days delinquent; (3) the loan has a maturity default; or (4) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value of such loan. While on non-accrual status, interest income is recognized only upon actual receipt. Impairment losses are recognized as direct write-downs of the related loan with a corresponding charge to the reserve for loan losses. Charge-offs occur when loans, or a portion thereof, are considered uncollectible and of such little value that further pursuit of collection is not warranted. Management also provides a loan portfolio reserve based upon its periodic evaluation and analysis of the portfolio, historical and industry loss experience, economic conditions and trends, collateral values and quality, and other relevant factors.

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

Allowance for doubtful accounts—The Company has established policies that require a reserve on the Company’s accrued operating lease income receivable balances and on the deferred operating lease

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

income receivable balances. The reserve covers asset specific problems (e.g., bankruptcy) as they arise, as well as a portfolio reserve based on management’s evaluation of the credit risks associated with these receivables.

Derivative instruments and hedging activity—The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.

For fair value hedges, both the effective and ineffective portions of the change in the fair value of the derivative, along with the change in fair value on the hedged item that is attributable to the hedged risk, are reported in earnings in “Other income” on the Company’s Consolidated Statements of Operations. If a fair value hedge designation is removed prior to maturity, previous adjustments to the carrying value of the hedged item are recognized in earnings to match the earnings recognition pattern of the hedged item.

The effective portion of the change in fair value of a derivative that is designated as a cash flow hedge is reported in “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets and is recognized on the same line in the Company’s Consolidated Statements of Operations as the hedged item. The ineffective portion of a change in fair value of a cash flow hedge is reported in “Other income” on the Company’s Consolidated Statements of Operations.

For certain types of hedge relationships meeting specific criteria, the “shortcut” method provides for an assumption of zero ineffectiveness. Under the shortcut method, the periodic assessment of effectiveness is not required, and the entire change in the fair value of the hedging derivative is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged item. The Company’s use of this method is limited to interest rate swaps that hedge certain borrowings.

Derivatives that are not designated as fair value or cash flow hedges are considered economic hedges, with changes in fair value reported in current earnings in “Other income” on the Company’s Consolidated Statements of Operations. The Company does not enter into derivatives for trading purposes.

The Company formally documents all hedging relationships at inception, including its risk management objective and strategy for undertaking the hedge transaction. The hedge instrument and the hedged item are designated at the execution of the hedge instrument or upon re-designation during the life of the hedge. At inception and at least quarterly, the Company also formally assesses whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the hedged items to which they are designated and whether those derivatives may be expected to remain highly effective in future periods through the use of regression testing or dollar offset tests. Hedge effectiveness is assessed and measured under identical time periods. To the extent that hedges qualify, the Company uses the short-cut method to assess effectiveness. Otherwise, the Company utilizes the cumulative hypothetical derivative method to assess and measure effectiveness. In addition, the Company does not exclude any component of the derivative’s gain or loss in the assessment of effectiveness.

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

Disposal of long-lived assets—The Company presents current operations prior to the disposition of CTL assets and prior period results of such operations in discontinued operations on the Company’s Consolidated Statements of Operations.

Depletion—Depletion relates to the Company’s investment in timberland assets. Assumptions and estimates are used in the recording of depletion. An annual depletion rate for each timberland investment is established by dividing book cost of timber by estimated standing merchantable inventory. Changes in the assumptions and/or estimations used in these calculations may affect the Company’s results, in particular depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable.

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

The Company can participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, as long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries (“TRSs”), is engaged in various real estate related opportunities, including but not limited to: (1) managing corporate credit-oriented investment strategies; (2) certain activities related to the purchase and sale of timber and timberlands; and (3) servicing certain loan portfolios. The Company will consider other investments through TRS entities if suitable opportunities arise. The Company’s TRS entities are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in TRS entities and are included in “General and administrative” on the Company’s Consolidated Statements of Operations. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of our temporary differences and carryforwards are recorded as deferred tax assets and deferred tax liabilities, included in “Deferred expenses and other assets” and “Accounts payable, accrued expenses and other liabilities”, respectively, on the Company’s Consolidated Balance Sheets. Such amounts are not material to the Company’s Consolidated Financial

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

Statements. Accordingly, except for the Company’s taxable REIT subsidiaries, no current or deferred federal taxes are provided for in the Consolidated Financial Statements.

Earnings per common share—In accordance with Emerging Issues Task Force 03-6, (“EITF 03-6”), “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share,” the Company presents both basic and diluted earnings per share (“EPS”) for common shareholders and HPU holders. EITF 03-6 must be utilized in calculating earnings per share by a company that has issued securities other than common stock that contractually entitles the holder to participate in dividends and earnings of the company when, and if, the company declares dividends on its common stock. Vested HPU shares are entitled to dividends of the Company when dividends are declared. Basic earnings per share (“Basic EPS”) for the Company’s Common Stock and HPU shares are computed by dividing net income allocable to common shareholders and HPU holders by the weighted average number of shares of Common Stock and HPU shares outstanding for the period, respectively. Diluted earnings per share (“Diluted EPS”) would be computed similarly, however, it reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

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

New accounting standards

In December 2006, the FASB released FSP EITF 00-19-2 (“EITF 00-19-2”), “Accounting for Registration Payment Arrangements.”  EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment agreement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement 5, “Accounting for Contingencies.”  An entity may issue financial instruments that are subject to a registration payment arrangement.  Under such arrangement, the issuer agrees to endeavor:  (i) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of those financial instruments and, (ii) for the registration statement to be declared effective by the SEC within a specified grace period.  In some registration payment arrangements, the issuer may be required to endeavor to maintain the effectiveness of the registration statement for a specified period of time.   The Company will adopt EITF 00-19-2 on January 1, 2007, as required and is still evaluating the impact on the Company’s Consolidated Financial Statements.

In September 2006, the SEC released SAB 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  Through SAB 108, the SEC has established an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. This model is known as the “dual approach” because it requires quantification of errors under both the iron-curtain and the roll-over methods. The roll-over method focuses primarily on

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

the impact of a misstatement on the income statement but can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior years on the income statement in the period of correction. Companies can either restate prior periods or use the cumulative effect adjustment method when adopting SAB 108. SAB 108 is not an “official rule” and therefore there is no explicit “effective date,” however, for companies not electing to restate prior periods, it must be adopted for annual financial statements covering fiscal years ending after November 15, 2006. The Company adopted SAB 108 for the fiscal year ended December 31, 2006, as required, and it did not have a significant impact on the Company’s Consolidated Financial Statements.

In September 2006, the FASB released Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the exchange price notion in the fair value definition to mean the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). This statement also clarifies that market participant assumptions should include assumptions about risk, should include assumptions about the effect of a restriction on the sale or use of an asset and should reflect its nonperformance risk (the risk that the obligation will not be fulfilled). Nonperformance risk should include the reporting entity’s credit risk. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008, as required, and management is still evaluating the impact on the Company’s Consolidated Financial Statements.

In July 2006, the FASB released Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109.”  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007, as required, and does not believe it will have a significant impact on the Company’s Consolidated Financial Statements.

In March 2006, the FASB released Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets.”  SFAS No. 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from the use of different measurement attributes for servicing rights and the related financial instruments used to economically hedge risks associated  with those servicing rights. SFAS No. 156 modifies the accounting for servicing rights by:  (1) clarifying when a separate asset or servicing liability should be recognized; (2) requiring a separately recognized servicing asset or servicing liability to be measured at fair value; (3) allowing entities to subsequently measure servicing rights either at fair value or under the amortization method for each class of a separately recognized servicing asset or servicing liability; (4) permitting a one-time reclassification of available-for-sale securities to trading securities; and (5) requiring separate presentation of servicing assets and servicing liabilities subsequently measured at fair value. SFAS No. 156 is effective  in annual periods beginning after September 15, 2006. The Company will adopt SFAS No. 156 on

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

January 1, 2007, as required, and management is still evaluating the impact on the Company’s Consolidated Financial Statements.

In February 2006, the FASB released Statement of Financial Accounting Standards No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Financial Instruments.”  The key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips (IOs) and principal-only strips (POs) from derivative accounting under paragraph 14 of SFAS No. 133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a qualifying special-purpose entity (QSPE) holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS No. 155 is effective for annual periods beginning after September 15, 2006. The Company will adopt SFAS No. 155 on January 1, 2007, as required, and is still evaluating the impact on the Company’s Consolidated Financial Statements.

In June 2005, the Emerging Issues Task Force reached a consensus on EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF 04-5 states that a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate the limited partnership unless one of the following two conditions exist: (1) the limited partners possess substantive kick-out rights, or (2) the limited partners possess substantive participating rights. A kick-out right is defined as the substantive ability to remove the sole general partner without cause or otherwise dissolve (liquidate) the limited partnership. Substantive participating rights are when the limited partners have the substantive right to participate in certain financial and operating decisions of the limited partnership that are made in the ordinary course of business. The consensus guidance in EITF 04-5 is effective for all agreements entered into or modified after June 29, 2005. For all pre-existing agreements that are not modified, the consensus is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005. The Company adopted the provisions of this standard, as required, on January 1, 2006, and it did not have a significant impact on the Company’s Consolidated Financial Statements.

In May 2005, the FASB released Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to newly adopted accounting principles. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively, unless deemed immaterial. SFAS No. 154 is effective for fiscal years beginning after December 31, 2005. The Company adopted the provisions of this statement, as required, on January 1, 2006, and it did not have a significant impact on the Company’s Consolidated Financial Statements.

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

In December 2004, the FASB released Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment.” This standard requires issuers to measure the cost of equity-based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (typically the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will initially measure the cost of liability based service awards based on their current fair value. The fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Companies can comply with FASB No. 123R using one of three transition methods: (1) the modified prospective method; (2) a variation of the modified prospective method; or (3) the modified retrospective method. The provisions of this statement are effective for interim and annual periods beginning after June 15, 2005. The Company adopted SFAS No. 123R, as required, on January 1, 2006, and it did not have a significant financial impact on the Company’s Consolidated Financial Statements.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments

The following is a summary description of the Company’s loans and other lending investments ($ in thousands)(1):

		# of	Principal	Carrying Value as of		Effective
Type of Investment	Underlying Property Type	Borrowers In Class	Balances Outstanding	December 31, 2006	December 31, 2005	Maturity Dates	Contractual Interest Payment Rates(2)	Contractual Interest Accrual Rates(2)	Principal Amortization(3)	Participation Features(4)
Senior Mortgages(5)(7)	Office/ Residential/	121	$4,045,531	$3,999,093	$3,149,767	2007 to 2026	Fixed: 6.50% to 30.00%	Fixed: 6.50% to 30.00%	Yes	No
	Retail/ Industrial, R&D/ Mixed Use/ Hotel/Entertainment, Leisure/ Other						Variable: LIBOR + 1.60% to LIBOR + 7.00%	Variable: LIBOR + 1.60% to LIBOR + 7.00%
Subordinate Mortgages(6)(7)	Office/ Residential/ Retail/ Mixed Use/ Hotel/Entertainment,	23	620,964	615,031	413,853	2007 to 2015	Fixed: 5.00% to 10.50% Variable: LIBOR + 2.63% to LIBOR + 7.75%	Fixed: 7.32% to 25.00% Variable: LIBOR + 2.63% to LIBOR + 10.00%	Yes	No
	Leisure/Other
Corporate/ Partnership	Office/Residential/	36	1,360,033	1,347,249	797,456	2007 to 2021	Fixed: 7.62% to 15.00%	Fixed: 7.62% to 15.00%	Yes	No
Loans(6)(7)	Retail/Industrial, R&D/ Mixed Use/ Hotel/Entertainment, Leisure/Other						Variable: LIBOR + 2.15% to LIBOR + 7.50%	Variable: LIBOR + 2.15% to LIBOR + 14.00%
Total Loans				5,961,373	4,361,076
Reserve for Loan Losses				(52,201)	(46,876)
Total Loans, net				5,909,172	4,314,200
Other Lending Investments—Securities(6)(7)(8)	Residential/ Retail/	10	917,932	890,678	347,715	2007 to 2023	Fixed: 6.00% to 9.25%	Fixed: 6.00% to 17.00%	Yes	No
	Industrial, R&D/ Entertainment, Leisure/Other						Variable: LIBOR + 0.85% to LIBOR + 5.63%	Variable: LIBOR + 0.85% to LIBOR + 5.63%
Total Loans and
Other Lending
Investments, Net				$6,799,850	$4,661,915

Explanatory Notes:

(1)                Details (other than carrying values) are for loans outstanding as of December 31, 2006.

(2)                Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR on December 31, 2006 was 5.32%. As of December 31, 2006, nine loans with a combined carrying value of $229.9 million have a stated accrual rate that exceeds the stated pay rate.

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

(5)                Includes one loan with a carrying value of $51.3 million which the Company has currently ceased accruing the contractual exit fees as of January 1, 2006.

(6)                As of December 31, 2006, five loans with a combined carrying value of $129.2 million have stated accrual rates of up to 25%, however, no interest is due until their scheduled maturities through 2014.

(7)                As of December 31, 2006, includes foreign denominated loans with combined carrying values of approximately £149.2 million, €81.4 million and CAD 20.9 million. Amounts in table have been converted to U.S. dollars based on exchange rates in effect at December 31, 2006.

(8)        Included in Other Lending Investments are $303.7 million of securities which mature in less than one year, $235.3 million that mature in one to five years and $346.0 million that mature in five to ten years.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments (Continued)

During the years ended December 31, 2006 and 2005, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $3.32 billion and $2.74 billion (excluding the acquisition of Falcon Financial) in loans and other lending investments, funded $770.5 million and $349.2 million under existing loan commitments, and received principal repayments of $1.96 billion and $2.36 billion.

During the year ended December 31, 2006, the Company sold five securities designated as available-for-sale.  Gross proceeds on the sales totaled $10.2 million and the gross gain on sale was $0.4 million.  The specific identification method was used to calculate the gain on sale.

As of December 31, 2006, the Company had 68 loans with unfunded commitments. The total unfunded commitment amount was approximately $2.77 billion, of which $26.1 million was discretionary and $2.74 billion was non-discretionary.

The Company has reflected provisions for loan losses of approximately $14.0 million, $2.3 million and $9.0 million in its results of operations during the years ended December 31, 2006, 2005 and 2004, respectively. These provisions represent increases in loan loss reserves based on management’s evaluation of general market conditions, the Company’s internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults, the credit quality of the underlying collateral and changes in the size of the loan portfolio.

During the year ended December 31, 2006, the Company recorded total charge-offs of $8.7 million, related to three separate loan transactions. Of the total, $5.5 million was from a direct charge-off on a mezzanine loan on a class A office building in the midwest. Several tenants who occupied approximately 270,000 square feet vacated the building when their leases expired in December 2006 which reduced occupancy from 91% to 59%. As of December 31, 2006, the Company also holds all three tranches of a first mortgage loan for which this same building serves as the sole collateral. The first mortgage has a cumulative carrying value of $159.4 million. The Company has assessed the remaining positions as of December 31, 2006 and does not believe they are impaired. In addition, $3.0 million was from a direct charge-off on a first mortgage on an auto dealership in the southeast. The dealership was experiencing continued deterioration in its financial performance resulting in insufficient fixed charge coverage on the loan. After taking the impairment charges management believes there is adequate collateral to support the carrying value of both loans as of December 31, 2006. The average carrying value of the impaired loans was approximately $36.2 million, $42.6 million and $33.4 million during the years ended December 31, 2006, 2005 and 2004, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments (Continued)

Changes in the Company’s reserve for loan losses were as follows (in thousands):

Reserve for loan losses, December 31, 2003	$33,436
Additional provision for loan losses	9,000
Reserve for loan losses, December 31, 2004	42,436
Additional provision for loan losses	2,250
Additional provision acquired in acquisition of Falcon Financial	2,190
Reserve for loan losses, December 31, 2005	46,876
Additional provision for loan losses	14,000
Charge-offs	(8,675)
Reserve for loan losses, December 31, 2006	$52,201

Acquisition of Falcon Financial Investment Trust—On January 20, 2005, the Company signed a definitive agreement to acquire Falcon Financial Investment Trust (“Falcon Financial”), an independent finance company dedicated to providing long-term capital to automotive dealers throughout North America. Falcon Financial was a borrower of the Company at the time of signing the definitive agreement. Under the terms of the agreement, the Company commenced a cash tender offer to acquire all of Falcon Financial’s outstanding shares at a price of $7.50 per share for an aggregate equity purchase price of approximately $120.0 million. On March 3, 2005, the Company completed the merger of Falcon Financial with an acquisition subsidiary of the Company and acquired 100% ownership of Falcon Financial.

The purchase of Falcon Financial was accounted for as a business combination. There were approximately $2.0 million of finite lived intangibles identified in the business combination that will be amortized over two to 21 years. In addition, the acquisition resulted in approximately $9.2 million of goodwill. The goodwill is tested annually for impairment. The most recent impairment test was performed by the Company during the fourth quarter of 2006 and no impairment was identified. On May 1, 2005, the assets acquired in the Falcon Financial acquisition were merged with AutoStar (see Note 6 for further description of AutoStar).

Note 5—Corporate Tenant Lease Assets

During the years ended December 31, 2006 and 2005, respectively, the Company acquired an aggregate of approximately $62.2 million and $282.4 million in CTL assets and disposed of CTL assets for net proceeds of approximately $109.4 million and $36.9 million. In relation to the CTL assets acquired during the years ended December 31, 2006 and 2005, the Company allocated approximately $1.6 million and $4.0 million of purchase costs to intangible assets based on their estimated fair values, respectively (see Note 3). As of December 31, 2006 and 2005, the Company had unamortized purchase related intangible assets of approximately $41.4 million and $42.5 million, respectively, and included these in “Other investments” on the Company’s Consolidated Balance Sheets.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5—Corporate Tenant Lease Assets (Continued)

The Company’s investments in CTL assets, at cost, were as follows (in thousands):

	December 31, 2006	December 31, 2005
Facilities and improvements	$2,670,424	$2,657,306
Land and land improvements	762,530	747,724
Less: accumulated depreciation	(348,160)	(289,669)
Corporate tenant lease assets, net	$3,084,794	$3,115,361

The Company’s CTL assets are leased to customers with initial term expiration dates from 2007 to 2079. Future minimum operating lease payments under non-cancelable leases, excluding customer reimbursements of expenses, in effect at December 31, 2006, are approximately as follows (in thousands):

Year	Amount
2007	$309,316
2008	290,496
2009	288,215
2010	283,665
2011	276,395
Thereafter	2,434,033

Under certain leases, the Company is entitled to receive additional participating lease payments to the extent gross revenues of the corporate customer exceed a base amount. The Company earned approximately $0.7 million, $0 and $0 in additional participating lease payments on such leases in the twelve months ended December 31, 2006, 2005 and 2004, respectively. In addition, the Company also receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the years ended December 31, 2006, 2005 and 2004 were approximately $27.7 million, $25.7 million and $28.9 million, respectively, and are included as a reduction of “Operating costs—corporate tenant lease assets” on the Company’s Consolidated Statements of Operations.

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

As of December 31, 2006, the Company also has $73.2 million of unfunded commitments, of which $1.4 million was discretionary and $71.8 million was non-discretionary related to ten CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon completion of the improvements or construction, the Company would receive additional operating lease income from the customers. In addition, the Company has $17.9 million of non-discretionary unfunded commitments related to 19 existing customers in the form of tenant improvements which were negotiated between the Company and the customers at the commencement of the leases.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5—Corporate Tenant Lease Assets (Continued)

On April 13, 2006, the Company signed a lease termination agreement with a customer that occupied 12 facilities that were subject to separate cross-defaulted leases. Of these 12 leases, eight were assigned to the Company on June 30, 2006 and four were amended and will expire between 2007 and 2011. Three of the eight assigned leases have sub-leases that expire between 2008 and 2018 and four of the other five facilities remain vacant as of December 31, 2006. The Company negotiated to receive a $20.0 million letter of credit from the customer under a previous amendment to the lease. The letter of credit was cashed by the Company upon execution of the current lease amendment and termination and allocated between each of the leases as a lease termination fee. Subsequent to the termination, the Company determined it would sell six of the nine facilities with terminated leases and designated those facilities as “Assets held for sale” on the Company’s Consolidated Balance Sheets. In addition, the Company determined that the six facilities held for sale were impaired and recorded a $7.6 million charge in “Operating costs—corporate tenant lease assets” on the Company’s Consolidated Statements of Operations.

Subsequent to the impairment, the Company reclassified two of the facilities from “Assets held for sale” to “Corporate tenant lease assets” on the Company’s Consolidated Balance Sheets. The Company reclassified the facilities at their fair value at the date of the decision not to sell. During the third quarter 2006, one was reclassified due to a new lease being signed for that facility. During the fourth quarter 2006, the other facility was reclassified due to the intentions of entering into a six-year direct lease with the occupant. As of December 31, 2006, four facilities with an aggregate book value of $9.4 million remained in “Assets held for sale” on the Company’s Consolidated Balance Sheets.

The Company sold 10, 5 and 22 CTL assets (to six different buyers) for net proceeds of $109.4 million, $36.9 million and $279.6 million and realized gains of approximately $24.2 million, $6.4 million and $43.4 million during the years ended December 31, 2006, 2005 and 2004, respectively.

One of the ten assets sold during the year ended December 31, 2006 was sold for $2.1 million less than its carrying value. Therefore, the Company recorded an impairment charge of $2.1 million in “Operating costs—corporate tenant lease assets” on the Company’s Consolidated Statements of Operations.

The results of operations from CTL assets sold or held for sale in the current and prior periods are classified as “Income from discontinued operations” on the Company’s Consolidated Statements of Operations even though such income was actually recognized by the Company prior to the asset sale. Gains from the sale of CTL assets are classified as “Gain from discontinued operations, net” on the Company’s Consolidated Statements of Operations.

Note 6—Joint Ventures and Minority Interest

Investments in unconsolidated joint ventures—Income or loss generated from the Company’s joint venture investments is included in “Equity in earnings from joint ventures” on the Company’s Consolidated Statements of Operations.

At December 31, 2006, the Company had a 50% investment in Corporate Technology Centre Associates, LLC (“CTC”), whose external member is Corporate Technology Centre Partners, LLC. This venture was formed for the purpose of operating, acquiring and, in certain cases, developing CTL facilities. At December 31, 2006, the CTC venture held one facility. The Company’s investment in this joint venture was $4.7 million and $5.2 million at December 31, 2006 and 2005, respectively. The joint venture’s carrying value for the one facility owned at December 31, 2006 was $17.3 million. The joint venture had total assets

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6—Joint Ventures and Minority Interest (Continued)

of $18.6 million as of December 31, 2006 and a net loss of $0.5 million for the year ended December 31, 2006. The Company accounts for this investment under the equity method because the Company’s joint venture partner has certain participating rights giving them shared control over the venture.

In addition, the Company has 47.5% investments in Oak Hill Advisors, L.P. and Oak Hill Credit Alpha MGP, 48.1% investments in OHSF GP Partners II LLC and OHSF GP Partners, LLC, and a 45.5% investment in Oak Hill Credit Opportunities MGP, LLC (collectively, “Oak Hill”). The Company has determined that all of these entities are VIE’s (see Note 3) and that an external member is the primary beneficiary. As such, the Company accounts for these investments under the equity method. The Company’s carrying value in these ventures at December 31, 2006 and 2005 was $201.7 million and $197.0 million, respectively. These ventures engage in investment and asset management services. Upon acquisition of the interests in Oak Hill there was a difference between the Company’s book value of the equity investments and the underlying equity in the net assets of Oak Hill of approximately $200.2 million. The Company allocated this value to identifiable intangible assets of approximately $81.8 million and goodwill of $118.4 million. These intangible assets are amortized based on their determined useful lives through quarterly adjustments to “Equity in earnings from joint ventures” and “Investments in joint ventures” on the Company’s Consolidated Financial Statements. As of December 31, 2006, the unamortized balance related to intangible assets for these investments was approximately $64.5 million.

In addition, the Company, through TimberStar Operating Partnership, L.P. (“TimberStar”), has a 46.7% investment in TimberStar Southwest Holdco LLC (“TimberStar Southwest”). TimberStar Southwest was created to acquire and manage a diversified portfolio of timberlands. On October 30, 2006, TimberStar Southwest purchased approximately 900,000 acres of timberland located in Texas, Louisiana and Arkansas for approximately $1.13 billion in cash and notes. The Company’s investment in this joint venture at December 31, 2006 was $175.6 million. The joint venture’s carrying value for the timberlands owned at December 31, 2006 was $1.12 billion. The joint venture had total assets of $2.00 billion and total liabilities (primarily debt) of $1.62 billion as of December 31, 2006 and a net loss of $11.3 million for the period ended December 31, 2006. The Company accounts for this investment under the equity method because the Company’s joint venture partners have certain participating rights giving them shared control over the venture.

On November 23, 2004, the Company acquired the remaining 80% share of its joint venture partner’s interest in the ACRE Simon, LLC (“ACRE”) joint venture. The total net purchase price was $40.1 million of which $14.6 million was paid in cash and $25.5 million reflected the assumption of the joint venture partner’s share of the debt of the partnership. The Company now owns 100% of this joint venture and therefore, as of November 23, 2004, consolidates it for financial statement purposes.

On September 27, 2004, CTC Associates I L.P., a wholly-owned subsidiary of the Company’s CTC joint venture, sold its interest in five buildings to a third party investor and the mortgage lender accepted  the proceeds in full satisfaction of the obligation. This transaction resulted in a net loss of approximately $1.0 million allocable to the Company.

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

During 2006, TN NRDC, LLC (“SPV”) was created to invest in a strategic real estate related opportunity. SPV was funded 90% by the Company and 10% by an unrelated third party. At December 31, 2006, the Company had contributed $92.1 million in SPV. SPV qualifies as a VIE and the Company is the primary beneficiary. Therefore, the Company consolidates SPV for financial statement purposes with the underlying investment being recorded in “Other investments” and records the minority interest of the external partner in “Minority interest in consolidated entities” on the Company’s Consolidated Balance Sheets.

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

On June 8, 2004, AutoStar was created to provide real estate financing solutions to automotive dealerships and related automotive businesses. AutoStar is owned 0.5% by AutoStar Realty GP LLC (the “GP”) and 99.5% by AutoStar Investors Partnership LLP (the “LP”). The GP was initially funded and owned 93.3% by iStar Automotive Investments, LLC, a wholly-owned subsidiary of the Company, and 6.7% by CP AutoStar, LP, an entity owned and controlled by two entities unrelated to the Company. The LP was initially funded and owned 93.3% by iStar Automotive Investments, LLC and 6.7% by CP AutoStar Co-Investors, LP, an entity controlled by two entities unrelated to the Company. This joint venture qualifies as a VIE and the Company is the primary beneficiary. Therefore, the Company consolidates this partnership for financial statement purposes and records the minority interest of the external partner in “Minority interest in consolidated entities” on the Company’s Consolidated Balance Sheets. On October 3, 2006, the Company bought out the interest that was held by CP AutoStar, LP and CP AutoStar Co-Investor LP and entered into a five-year service agreement with the general partners of those entities. On December 29, 2006, the Company bought out the interest of one of two remaining AutoStar unit holders. These purchases were accounted for as a business combination. As of December 31, 2006, the Company owns 98.1% of AutoStar. There were $12.3 million of tangible and finite lived intangible assets identified in the business combination that will be amortized over five to 38 years. In addition, the acquisition resulted in approximately $8.5 million of goodwill.

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

In addition, the Company holds a majority interest in five other limited partnerships as of December 31, 2006 that are consolidated for financial statement purposes and records the minority interest of the external partner(s) in “Minority interest in consolidated entities” on the Company’s Consolidated Balance Sheets.

Note 7—Other Investments

Other investments consist of the following items (in thousands):

	December 31, 2006	December 31, 2005
Strategic investments	$213,348	$39,174
Timber and timberlands, net of accumulated depletion	146,910	152,581
CTL intangibles, net of accumulated amortization (see Note 3)	41,358	42,530
Marketable securities	6,001	4,009
Other investments	$407,617	$238,294

On January 19, 2005, TimberStar was created to acquire and manage a diversified portfolio of timberlands. TimberStar is owned 0.5% by TimberStar Investor GP LLC (“TimberStar GP”) and 99.5% by TimberStar Investors Partnership LLP (“TimberStar LP”). TimberStar GP and TimberStar LP are both funded and owned 99.2% by iStar Timberland Investments LLC, a wholly-owned subsidiary of the Company, and 0.8% by T-Star Investor Partners, LLC, an entity unrelated to the Company. The Company consolidates this partnership for financial statement purposes and records the minority interest of the external partner in “Minority interest in consolidated entities” on the Company’s Consolidated Balance Sheets. At December 31, 2006, the venture directly held approximately 337,000 acres of timberland located in the northeast, the majority of which is subject to a long-term supply agreement, and approximately 900,000 acres in Texas, Louisiana and Arkansas through its joint venture interest in TimberStar Southwest (see Note 6). The venture’s net carrying value of the northeast timber and timberlands at December 31, 2006 was $146.9 million. Net income for the northeast timber and timberland is reflected in “Other income” on the Company’s Consolidated Statements of Operations.

The Company has invested $213.3 million in 26 separate real estate related funds or other strategic investment opportunities within niche markets. Of these 26 investments, 14 or $142.6 million are accounted for under the cost method. The Company uses the cost method when its interest is so insignificant that it has virtually no influence over operating and financial policies. Under the cost method, the Company records the initial investment at cost. Thereafter, income is recognized only when the Company receives distributions from earnings subsequent to the acquisition or when the Company sells its interest in the venture. The remaining 12 investments, totaling $70.7 million are accounted for under the equity method.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8—Other Assets and Other Liabilities

Deferred expenses and other assets consist of the following items (in thousands):

	December 31,	December 31,
	2006	2005
Deferred financing fees, net	$14,217	$13,731
Leasing costs, net	13,294	9,960
Intangible assets, net (see Note 3)	10,673	4,031
Deferred derivative assets	9,333	13,176
Corporate furniture, fixtures and equipment, net	5,644	3,777
Deferred tax asset	5,128	—
Prepaid expenses and other receivables	2,849	2,177
Other assets	10,043	5,329
Deferred expenses and other assets	$71,181	$52,181

Accounts payable, accrued expenses and other liabilities consist of the following items (in thousands):

	December 31,	December 31,
	2006	2005
Accrued interest payable	$84,954	$57,542
Accrued expenses	39,420	27,794
Security deposits from customers	23,581	23,274
Deferred derivative liabilities	23,286	32,148
Unearned operating lease income	11,465	20,778
Property taxes payable	5,030	4,578
Deferred tax liability	3,351	—
Other liabilities	9,870	26,408
Accounts payable, accrued expenses and other liabilities	$200,957	$192,522

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations

As of December 31, 2006 and 2005, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

	Maximum	Carrying Value as of		Stated		Scheduled
	Amount	December 31,	December 31,	Interest		Maturity
	Available	2006	2005	Rates(1)		Date(1)
Secured revolving credit facility:
Line of credit	$500,000	$—	$—	LIBOR + 1.00%—2.00%	(2)	January 2009(3)
Unsecured revolving credit facilities:
Line of credit(4)	2,200,000	923,068	1,242,000	LIBOR + 0.525%(5)		June 2011
Total revolving credit facilities	$2,700,000	923,068	1,242,000
Secured term loans:
Secured by CTL asset		127,648	132,246	7.44%		April 2009
Secured by CTL assets		141,978	145,586	6.80%—8.80%		Various through 2026
Secured by investments in corporate bonds and commercial mortgage backed securities		227,768	67,224	LIBOR + 0.22%—0.65%		August 2007
Secured by CTL asset		58,634	59,430	6.41%		January 2013
Total secured term loans		556,028	404,486
Debt premium		6,088	6,658
Total secured term loans		562,116	411,144
Unsecured notes:
LIBOR + 0.34% Senior Notes		500,000	—	LIBOR + 0.34%		September 2009
LIBOR + 0.39% Senior Notes		400,000	400,000	LIBOR + 0.39%		March 2008
LIBOR + 0.55% Senior Notes		225,000	225,000	LIBOR + 0.55%		March 2009
LIBOR + 1.25% Senior Notes		200,000	200,000	LIBOR + 1.25%		March 2007
4.875% Senior Notes		350,000	350,000	4.875%		January 2009
5.125% Senior Notes		250,000	250,000	5.125%		April 2011
5.15% Senior Notes		700,000	700,000	5.15%		March 2012
5.375% Senior Notes		250,000	250,000	5.375%		April 2010
5.65% Senior Notes		500,000	—	5.65%		September 2011
5.70% Senior Notes		367,022	367,022	5.70%		March 2014
5.80% Senior Notes		250,000	250,000	5.80%		March 2011
5.875% Senior Notes		500,000	—	5.875%		March 2016
5.95% Senior Notes(6)		889,669	—	5.95%		October 2013
6.00% Senior Notes		350,000	350,000	6.00%		December 2010
6.05% Senior Notes		250,000	250,000	6.05%		April 2015
6.50% Senior Notes		150,000	150,000	6.50%		December 2013
7.00% Senior Notes		185,000	185,000	7.00%		March 2008
7.95% Notes		—	50,000	7.95%		May 2006
8.75% Notes(6)		50,331	240,000	8.75%		August 2008
Total unsecured notes		6,367,022	4,217,022
Debt discount		(93,636)	(78,151)
Fair value adjustment to hedged items (see Note 11)		(23,137)	(30,394)
Total unsecured notes		6,250,249	4,108,477
Other debt obligations		100,000	100,000	LIBOR + 1.50%		October 2035
Debt discount		(1,996)	(2,029)
Total other debt obligations		98,004	97,971
Total debt obligations		$7,833,437	$5,859,592

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

Explanatory Notes:

(1)             All interest rates and maturity dates are for debt outstanding as of December 31, 2006. Some variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. Foreign variable-rate debt obligations are based on 30-day UK LIBOR for British pound borrowing, 30-day EURIBOR for euro borrowing and 30-day Canadian LIBOR for Canadian dollar borrowing. The 30-day LIBOR rate on December 31, 2006 was 5.32%. The 30-day UK LIBOR, EURIBOR and Canadian LIBOR rates on December 31, 2006 were 5.26%, 3.63% and 4.27%, respectively. Other variable-rate debt obligations are based on 90-day LIBOR and reprice every three months. The 90-day LIBOR rate on December 31, 2006 was 5.36%.

(2)             This facility has an unused commitment fee of 0.25% on any undrawn amounts.

(3)             Maturity date reflects one-year “term-out” extension at the Company’s option.

(4)             As of December 31, 2006, the line of credit included foreign borrowings of £115.0 million, €127.0 million and CAD 20.0 million which represents $225.3 million, $167.6 million and $17.2 million, respectively, of our outstanding unsecured borrowings based on exchange rates in effect at December 31, 2006.

(5)             This facility has an annual commitment fee of 0.125%.

(6)             On October 18, 2006, the Company completed the exchange of its 8.75% Senior Notes due 2008 for 5.95% Senior Notes due 2013 in accordance with the exchange offer and consent solicitation launched on September 19, 2006. For each $1,000 principal amount of 8.75% Senior Notes tendered, holders received approximately $1,000 principal amount of 5.95% Senior Notes and $56.75 of cash. A total of $189.7 million aggregate principal amount of 5.95% Senior Notes were issued as part of the exchange.

The Company’s primary source of short-term funds is a $2.20 billion unsecured revolving credit facility. Under the facility the Company is required to meet certain financial covenants. As of December 31, 2006, there is approximately $1.21 billion available to draw under the facility. In addition, the Company has one secured revolving credit facility for which availability is based on percentage borrowing base calculations.

The Company’s debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels and a requirement to maintain specified ratios of unsecured indebtedness compared to unencumbered assets. As a result of the upgrades of the Company’s senior unsecured debt ratings by S&P, Moody’s and Fitch in January and February 2006, the financial covenants in some series of the Company’s publicly held debt securities are not operative. Significant non-financial covenants include a requirement in some series of its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of December 31, 2006, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

Capital Markets Activity—During the year ended December 31, 2006, the Company issued $1.70 billion aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 5.65% to 5.95% and maturing between 2011 and 2016 and $500.0 million of variable-rate Senior Notes bearing interest at three-month LIBOR + 0.34% maturing in 2009. The Company primarily used the proceeds from the issuance of these securities to repay outstanding indebtedness under its unsecured revolving credit facility. In addition, the Company’s $50.0 million of 7.95% Senior Notes matured in May 2006.

In addition, on October 18, 2006, the Company exchanged its 8.75% Senior Notes due 2008 for 5.95% Senior Notes due 2013 in accordance with the exchange offer and consent solicitation launched on September 19, 2006. For each $1,000 principal amount of 8.75% Senior Notes tendered, holders received approximately $1,000 principal amount of 5.95% Senior Notes and $56.75 of cash. A total of $189.7 million aggregate principal amount of 5.95% Senior Notes were issued as part of the exchange. The Company also

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

amended certain covenants in the indenture relating to the remaining 8.75% Senior Notes due 2008 as a result of a consent solicitation of the holders of these notes.

During the year ended December 31, 2005, the Company issued $1.45 billion aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 5.15% to 6.05% and maturing between 2010 and 2015, and $625.0 million of variable-rate Senior Notes bearing interest at an annual rates ranging from three-month LIBOR + 0.39% to 0.55% and maturing between 2008 and 2009. The proceeds from these transactions were used to repay outstanding balances on the Company’s revolving credit facilities.

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

During the year ended December 31, 2004, the Company issued $850.0 million aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 4.875% to 5.70% and maturing between 2009 and 2014 and $200.0 million of variable-rate Senior Notes bearing interest at an annual rate of three-month LIBOR + 1.25% and maturing in 2007. The Company primarily used the proceeds to repay secured indebtedness as it migrated its balance sheet towards more unsecured debt and to refinance higher yielding obligations.

During the year ended December 31, 2004, the Company redeemed approximately $110.0 million aggregate principal amount of its outstanding 8.75% Senior Notes due 2008 at a price of 108.75% of par. In connection with this redemption, the Company recognized a charge to income of $11.5 million included in “Loss on early extinguishment of debt” on the Company’s Consolidated Statements of Operations.

Unsecured/Secured Credit Facilities Activity—On June 28, 2006, the unsecured facility was amended and restated. The commitment increased to $2.20 billion, of which up to $750.0 million can be borrowed in multiple foreign currencies. The maturity date was extended to June 2011, the rate on the facility decreased to LIBOR + 0.525% and the annual facility fee decreased to 12.5 basis points. The original facility completed on April 19, 2004 had a maximum capacity of $850.0 million, was increased to $1.25 billion on December 17, 2004 and was further increased to $1.50 billion on September 16, 2005. The original rate on the facility was LIBOR +1.00% per annum with a 25 basis point annual facility fee. In

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

2004, this was decreased to LIBOR + 0.875% with a 17.5 basis point annual facility fee due to an upgrade in the Company’s senior unsecured debt rating. The rate was further decreased  to LIBOR + 0.70% with a 15 basis point annual facility fee as a result of upgrades to the Company’s unsecured debt ratings in 2006.

On January 9, 2006, the Company extended the maturity on its remaining secured facility to January 2009 (reflecting the one-year term-out extension), reduced its capacity from $700.0 million to $500.0 million and lowered its interest rates to LIBOR + 1.00% to 2.00% from LIBOR + 1.40% to 2.15%.

On March 12, 2005, August 12, 2005, and September 30, 2005, three of the Company’s secured revolving credit facilities, with a maximum amount available to draw of $250.0 million, $350.0 million and $500.0 million, respectively, matured.

Other Financing Activity—During the year ended December 31, 2006, the portion of the $200.0 million term financing that was secured by certain commercial mortgage-backed securities was extended for one month and then matured on February 13, 2006. The remaining portion of this financing that was secured by corporate bonds was extended for one year to August 2007 and the rate on the loan was reduced to LIBOR + 0.22% to 0.65% from LIBOR + 0.25% to 0.70%. The carrying value of corporate bonds securing the borrowing totaled $358.3 million at December 31, 2006.

In addition, on May 31, 2006, the Company began a loan participation program which serves as an alternative to borrowing funds from the Company’s revolving credit facilities. The loan participations are short-term bank loans funded in the secondary market with fixed maturity dates typically ranging from overnight to 90 days. There were no amounts outstanding under this program at December 31, 2006.

During the year ended December 31, 2005, the Company repaid a $76.0 million mortgage on 11 CTL investments which was open to prepayment without penalty. The Company also prepaid a $135.0 million mortgage on a CTL asset with a 0.5% prepayment penalty. In addition, the Company fully repaid the STARs Series 2002-1 and STARs Series 2003-1 Notes which had an aggregate outstanding principal balance of approximately $620.7 million on the date of repayment. The STARs Notes were originally issued in 2002 and 2003 by special purpose subsidiaries of the Company for the purpose of match funding the Company’s assets that collateralized the STARs Notes. For accounting purposes, the issuance of the STARs Notes was treated as a secured on-balance sheet financing. In connection with the redemption of the STARs Notes, no gain on sale was recognized and the Company incurred one-time cash costs, including prepayment and other fees, of approximately $6.8 million and a non-cash charge of approximately $37.5 million to write-off deferred financing fees and expenses. These losses are included in “Loss on early extinguishment of debt” on the Company’s Consolidated Statement of Operations.

During the year ended December 31, 2004, the Company purchased the remaining interest in a joint venture and began consolidating it for accounting purposes, which resulted in approximately $31.8 million of secured term debt to be consolidated on the Company’s Consolidated Balance Sheets. The term loans bear interest at rates of 7.61% to 8.43% and matures between 2005 and 2011. In addition, the Company repaid a total of $314.6 million in term loan financing, $9.8 million of which was part of the joint venture acquisition.

During the years ended December 31, 2005 and 2004, the Company incurred an aggregate net loss on early extinguishment of debt of approximately $46.0 million and $13.1 million, respectively, as a  result of the early retirement of certain debt obligations. The Company did not incur any loss on early extinguishment of debt during the year ended December 31, 2006.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

As of December 31, 2006, future scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2007	$430,180
2008	635,331
2009	1,219,316
2010	605,640
2011	1,954,476
Thereafter	3,101,175
Total principal maturities	7,946,118
Unamortized debt discounts/premiums, net	(89,544)
Fair value adjustment to hedged items (see Note 11)	(23,137)
Total debt obligations	$7,833,437

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

In November 2006, the Company completed a public offering of 12.7 million shares of the Company’s Common Stock. The Company received net proceeds of approximately $541.4 million from the offering and used these proceeds to repay outstanding balances on our unsecured credit facilities.

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

DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company’s shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company’s shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company’s sole discretion. Shares issued under the plan may reflect a discount of up to 3% from the prevailing market price of the Company’s Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the years ended December 31, 2006 and 2005, the Company issued a total of approximately 549,000 and 433,000 shares of its Common Stock, respectively, through both plans. Net proceeds during the years ended December 31, 2006 and 2005 were approximately $22.6 million and $17.4 million, respectively. There are approximately 2.2 million shares available for issuance under the plan as of December 31, 2006.

Stock Repurchase Program—In November 1999, the Board of Directors approved, and the Company implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. There is no fixed expiration date to this plan. As of December 31, 2006, the Company had repurchased a total of approximately 2.3 million shares at an aggregate cost of approximately $40.7 million. The Company has not repurchased any shares under the stock repurchase program since November 2000, however, the Company issued approximately 1.2 million shares of its treasury stock during 2005 (see above).

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11—Risk Management and Derivatives

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

The Company’s objective in using derivatives is to add stability to interest expense and foreign exchange gains/losses, and to manage its exposure to interest rate movements, foreign exchange rate movements, or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. As of December 31, 2006, such derivatives were used to hedge $450.0 million of forecasted issuances of debt. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions through 2008.

Interest rate swaps used as a fair value hedge involve the receipt of fixed-rate amounts in exchange for variable rate payments over the life of the agreement without exchange of the underlying principal amount. At December 31, 2006, such derivatives were used to hedge the change in fair value associated with $950.0 million of existing fixed-rate debt. These hedges are reflected on the Company’s balance sheet as a $23.1 million adjustment to the hedged items. As of December 31, 2006, no derivatives were designated as hedges of net investments in foreign operations. Additionally, derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements, foreign exchange rate movements, and other identified risks, but do not meet the strict hedge accounting requirements of SFAS No. 133.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11—Risk Management and Derivatives (Continued)

The following table represents the notional principal amounts and fair values of interest rate swaps by class (in thousands):

	Notional Amount	Notional Amount	Fair Value	Fair Value
	as of	as of	as of	as of
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
Cash flow hedges
Interest rate swaps	$—	$250,000	$—	$2,150
Forward-starting interest rate swaps.	450,000	650,000	9,180	8,771
Fair value hedges.	950,000	1,100,000	(23,137)	(30,112)
Total interest rate swaps	$1,400,000	$2,000,000	$(13,957)	$(19,191)

The following table presents the maturity, notional amount, and weighted average interest rates expected to be received or paid on USD interest rate swaps at December 31, 2006 ($ in thousands)(1):

	Fixed to Floating-Rate
Maturity for Years Ending December 31,	Notional Amount	Receive Rate	Pay Rate
2007	$—	—%	—%
2008	—	—	—
2009	350,000	3.69%	5.15%
2010	600,000	4.39%	5.10%
2011	—	—	—
2012—Thereafter	—	—	—
Total	$950,000	4.14%	5.11%

Explanatory Note:

(1)             Excludes forward-starting swaps expected to be cash settled on their effective dates and amortized to interest expense through their maturity dates.

The following table presents the Company’s foreign currency derivatives outstanding as of December 31, 2006 (these derivatives do not use hedge accounting, but are marked to market under SFAS No. 133 through the Company’s Consolidated Statements of Operations) (in thousands):

Derivative Type	Notional Amount	Notional Currency	Notional (USD Equivalent)	Maturity
Sell CAD forward	CAD 1,250	Canadian dollar	$1,072	January 2007

At December 31, 2006, derivatives with a fair value of $9.3 million were included in other assets and derivatives with a fair value of $23.3 million were included in other liabilities. At December 31, 2006, hedge ineffectiveness on cash flow hedges due to the change in timing of an anticipated transaction was $0.6 million and is included in “Other income” on the Company’s Consolidated Statements of Operations. At December 31, 2005, hedge ineffectiveness was immaterial.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11—Risk Management and Derivatives (Continued)

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

Substantially all of the Company’s CTL assets (including those held by joint ventures) and loans and other lending investments are collateralized by facilities located in the United States, with California (16.1%) and Florida (10.4%) representing the only significant concentration (greater than 10.0%) as of December 31, 2006. The Company’s investments also contain significant concentrations in the following asset types as of December 31, 2006: apartment/residential (15.2%), office-CTL (14.8%), retail (13.1%) and industrial/R&D (12.3%).

The Company underwrites the credit of prospective borrowers and customers and often requires them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company’s loans and other lending investments and corporate customer lease assets are geographically diverse and the borrowers and customers operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or customer, the inability of that borrower or customer to make its payment could have an adverse effect on the Company. As of December 31, 2006, the Company’s five largest borrowers or corporate customers collectively accounted for approximately 13.2% of the Company’s aggregate annualized interest and operating lease revenue of which no single customer accounts for more than 5.0%.

Note 12—Stock-Based Compensation Plans and Employee Benefits

The Company’s 2006 Long-Term Incentive Plan (the “Plan”) is designed to provide equity-based incentive compensation for officers, key employees, directors, consultants and advisers of the Company. This Plan was effective May 31, 2006 and replaces the original 1996 Long-Term Incentive Plan. The Plan provides for awards of stock options, shares of restricted stock, phantom shares, dividend equivalent rights and other performance awards. There is a maximum of 4,550,000 shares of Common Stock available for awards under the Plan provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 1.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan are at the discretion of the Board of Directors or a committee of the Board of Directors. At December 31, 2006, options to purchase approximately 1.1 million shares of Common Stock were outstanding and approximately 471,000 shares of restricted stock were outstanding. Most of these options and shares of restricted stock were issued under the original 1996 Long-Term Incentive Plan and, therefore, a total of approximately 4.5 million shares remain available for awards under the Plan as of December 31, 2006. The compensation cost that has been charged against income for equity-based compensation under the Plan was $7.3 million, $3.0 million and $109.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

Changes in options outstanding during each of the years ending December 31, 2004, 2005 and 2006, are as follows (shares and aggregate intrinsic value in thousands, except for weighted average strike price):

	Number of Shares			Weighted	Aggregate
	Employees	Non-Employee Directors	Other	Average Strike Price	Intrinsic Value
Options outstanding, December 31, 2003	2,309	155	406	$18.59
Exercised in 2004	(1,316)	(37)	(99)	19.23
Forfeited in 2004	(84)	(14)	—	17.14
Options outstanding, December 31, 2004	909	104	307	17.99
Exercised in 2005	(58)	(7)	(23)	19.89
Forfeited in 2005	—	—	—	18.88
Options Outstanding, December 31, 2005	851	97	284	17.86
Exercised in 2006	(53)	(7)	(70)	19.89
Forfeited in 2006	—	—	—	19.69
Options Outstanding, December 31, 2006	798	90	214	$17.62	$33,321

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2006 (in thousands):

Exercise Price	Options Outstanding and Exercisable	Remaining Contractual Life
$14.72	462	2.06
$16.88	391	3.01
$17.38	17	3.21
$19.69	107	4.01
$24.94	40	4.38
$26.97	2	4.45
$27.00	17	4.48
$28.54	3	1.34
$29.82	58	5.41
$55.39	5	2.42
	1,102	2.90

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

In the third quarter 2002 (with retroactive application to the beginning of the calendar year), the Company adopted the fair value method of accounting for options issued to employees or directors, as allowed under Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” and further amended by SFAS No. 123R. Accordingly, the Company recognizes a charge equal to the fair value of these options at the date of grant multiplied by the number of options issued. This charge is amortized over the related remaining vesting terms to individual employees as additional compensation. There were 15,500 options issued during the year ended December 31, 2003 with a strike price of $14.72. These options were fully vested as of December 31, 2005. The Company has not issued any options since 2003. Cash received from option exercises during the year ended December 31, 2006 was approximately $2.6 million. The intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $3.0 million, $1.8 million and $32.4 million. The Company issues new shares to satisfy these option exercises.

If the Company’s compensation costs had been determined using the fair value method of accounting for stock options issued under the Plan to employees and directors prescribed by SFAS No. 123 prior to 2002, the Company’s net income for the years ended December 31, 2006, 2005 and 2004 would be unchanged. The fair value of each significant grant is estimated on the date of grant using the Black-Scholes model.

Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

Changes in non-vested restricted stock units during the year ended December 31, 2006, are as follows (shares and aggregate intrinsic value in thousands):

Non-Vested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested at December 31, 2005	94	$39.06
Granted	439	36.82
Vested	(46)	36.57
Forfeited	(16)	37.45
Non-vested at December 31, 2006	471	$37.27	$22,531

During the year ended December 31, 2006, the Company granted 439,394 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 422,151 remain outstanding. Dividends are paid on these vested and unvested restricted stock units as dividends are paid on shares of the Company’s Common Stock and are accounted for in a manner consistent with the Company’s Common Stock dividends, as a reduction to retained earnings.

During the year ended December 31, 2005, the Company granted 68,730 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant, of which 40,301 remain outstanding as of December 31, 2006.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

During the year ended December 31, 2004, the Company granted 36,205 restricted shares to employees that vest proportionately over three years on the anniversary date of the initial grant, of which 8,720 remain outstanding as of December 31, 2006.

During the year ended December 31, 2002, the Company granted 199,350 restricted shares to employees. Of these shares, 44,350 vested proportionately over three years on the anniversary date of the initial grant and none remain outstanding as of December 31, 2006. The balance of 155,000 restricted shares granted to several employees vested on March 31, 2004 due to the satisfaction of the following circumstances: (1) the employee remained employed until that date; and (2) the 60-day average closing price of the Company’s Common Stock equaled or exceeded a set floor price as of such date. The market price of the stock was $42.30 on March 31, 2004; therefore, the Company incurred a one-time charge to earnings of approximately $6.7 million (the fair market value of the 155,000 shares at $42.30 per share plus the Company’s share of taxes). During the year ended December 31, 2002, the Company also granted 208,980 restricted shares to its Chief Financial Officer (see detailed information below).

For accounting purposes, the Company measures compensation costs for these shares, not including any contingently issuable shares, as of the date of the grant and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the respective vesting/service period. Such amounts appear on the Company’s Consolidated Statements of Operations in “General and administrative.” As of December 31, 2006, there was $11.8 million of total unrecognized compensation cost related to non-vested restricted stock units. That cost is expected to be recognized over the remaining vesting/service period for the respective grants.

During the year ended December 31, 2004, the Company entered into a three-year employment agreement with its President. This initial three-year term, and any subsequent one-year renewal term, will automatically be extended for an additional year, unless earlier terminated by prior notice from the Company or the President. Under the agreement, the President receives an annual base salary of $350,000, subject to an annual review for upward (but not downward) adjustment. Beginning with the fiscal year ended December 31, 2005, he was eligible to receive a target bonus of $650,000, subject to annual review for upward adjustment. In addition, the President purchased a 20% interest in both the Company’s 2005 and 2006 high performance unit program for senior executive officers, a 25% interest in the Company’s 2007 high performance unit program for senior executive officers and a 30% interest in the Company’s 2008 high performance unit program for senior executive officers (see High Performance Unit Program discussion below). This performance program was approved by the Company’s shareholders in 2003 and is described in detail in the Company’s 2003 and 2005 annual proxy statements. As of December 31, 2006, the purchase price of approximately $288,000, $101,000, $91,000 and $139,000 for the 2005, 2006, 2007 and 2008 plans, respectively, was paid by the President. The purchase price for all plans was based upon a valuation prepared by an independent investment-banking firm. The interests purchased by the President will have no value to him unless the Company achieves total shareholder returns in excess of those achieved by peer group indices, all as more fully described in the Company’s 2003 and 2005 annual proxy statements. The President is also entitled to an allocation of 25% of the interests in the Company’s proposed New Business Crossed Incentive Compensation Program, or an alternative plan.

During the year ended December 31, 2002, the Company granted its Chief Financial Officer 108,980 contingently vested restricted stock awards that vested on December 31, 2005. Dividends were paid on the restricted shares as dividends were paid on shares of the Company’s Common Stock. These dividends were accounted for in a manner consistent with the Company’s Common Stock dividends, as a reduction to

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

retained earnings. For accounting purposes, the Company took a total charge of approximately $3.0 million related to the restricted stock awards, which was amortized over the period from November 6, 2002 through December 31, 2005. This charge is reflected on the Company’s Consolidated Statements of Operations in “General and administrative.”

Further, the Company granted the Chief Financial Officer 100,000 restricted shares which became fully-vested on January 31, 2004 as a result of the Company achieving a 53.3% total shareholder rate of return (dividends since November 6, 2002 plus share price appreciation from January 2, 2003). The Company incurred a one-time charge to earnings during the year ended March 31, 2004 of approximately $4.1 million (the fair market value of the 100,000 shares at $40.02 per share plus the Company’s share of taxes). For accounting purposes, the employment arrangement described above was treated as a contingent, variable plan until January 31, 2004.

On February 11, 2004, the Company entered into an employment agreement with its Chief Executive Officer which took effect upon the expiration of the old agreement. The agreement has an initial term of three years and provides for the following compensation:

•       an annual salary of $1.0 million;

•       a potential annual cash incentive award of up to $5.0 million if performance goals set by the Compensation Committee of the Board of Directors in consultation with the Chief Executive Officer are met; and

•       a one-time award of Common Stock with a value of $10.0 million at March 31, 2004 (based upon the trailing 20-day average closing price of the Common Stock); the award was fully vested when granted and dividends will be paid on the shares from the date of grant, but the shares cannot be sold for five years unless the price of the Common Stock during the years ending March 31 of each year increases by at least 15%, in which case the sale restrictions on 25% of the shares awarded will lapse in respect to each twelve-month period. In connection with this award the Company recorded a $10.1 million charge in “General and administrative” on the Company’s Consolidated Statements of Operations. The Chief Executive Officer notified the Company that subsequent to this award he contributed an equivalent number of shares to a newly established charitable foundation.

In addition, the Chief Executive Officer purchased an 80%, 75% and 70% interest in the Company’s 2006, 2007 and 2008 high performance unit program for senior executive officers, respectively (see High Performance Unit Program discussion below). This performance program was approved by the Company’s shareholders in 2003 and is described in detail in the Company’s 2003 and 2005 annual proxy statement. As of December 31, 2006, the purchase price of approximately $286,000, $274,000 and $325,000 for the 2006, 2007 and 2008 plans, respectively, was paid by the Chief Executive Officer. The purchase price for all plans was based upon a valuation prepared by an independent investment-banking firm. The interests purchased by the Chief Executive Officer will have no value to him unless the Company achieves total shareholder returns in excess of those achieved by peer group indices, all as more fully described in the Company’s 2003 and 2005 annual proxy statements.

The February 2004 employment agreement with the Company’s Chief Executive Officer replaced a prior employment agreement dated March 30, 2001 that expired at the end of its term. The compensation awarded to the Company’s Chief Executive Officer under this prior agreement included a grant of

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

2.0 million unvested phantom shares. The phantom shares vested on a contingent basis in installments of 350,000 shares, 650,000 shares, 600,000 shares and 400,000 shares when the average closing price of the Company’s Common Stock achieved performance targets of $25.00, $30.00, $34.00 and $37.00, respectively, which were set at the commencement of the agreement in March 2001. The phantom shares became fully vested at the expiration of the term of the agreement on March 30, 2004. The market price of the Common Stock on March 30, 2004 was $42.40 and the Company incurred a one-time charge to earnings during the year ended March 31, 2004 of approximately $86.0 million (the fair market value of the 2.0 million shares at $42.40 per share plus the Company’s share of taxes).

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

Five plans within the program completed their valuation periods as of December 31, 2006: the 2002 plan, the 2003 plan, the 2004 plan, the 2005 plan and the 2006 plan. Each plan has 5,000 shares of High Performance Common Stock associated with it. Each share of High Performance Common Stock carries 0.25 votes per share.

For these plans, the Company’s performance was measured over a one-year valuation period, ended on December 31, 2002, a two-year valuation period ended on December 31, 2003, and a three-year valuation period ended on December 31, 2004, December 31, 2005 and December 31, 2006, respectively. The end of the valuation period (i.e., the “valuation date”) will be accelerated if there is a change in control of the Company. The High Performance Common Stock has a nominal value unless the total rate of shareholder return for the relevant valuation period exceeds the greater of: (1) 10% for the 2002 plan,  20% for the 2003 plan and 30% for the 2004, 2005 and 2006 plans, respectively; and (2) a weighted industry index total rate of return consisting of equal weightings of the Russell 1000 Financial Index and the Morgan Stanley REIT Index for the relevant period.

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

The employee participants have purchased their interests in High Performance Common Stock through a limited liability company at purchase prices approved by the Company’s Board of Directors. The Company’s Board of Directors has established the prices of the High Performance Common Stock based upon, among other things, an independent valuation from a major securities firm. The aggregate initial purchase prices were approximately $2.8 million, $1.8 million, $1.4 million, $0.6 million and $0.7 million for the 2002, 2003, 2004, 2005 and 2006 plans, respectively. No HPU holder is permitted to exchange his or her interest in the LLC for shares of High Performance Common Stock prior to the applicable valuation date.

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

The total shareholder return for the valuation period under the 2006 plan was 48.2%, which exceeded the fixed performance threshold of 30%, but did not exceed the industry index return of 73.1%. As a result, the plan was not funded and on December 31, 2006, the Company redeemed the high performance stock for its fair value and each unit holder received their proportionate share of the nominal fair value of the plan.

A new 2007 plan has been established with a three-year valuation period ending December 31, 2007. Awards under the 2007 plan were approved in January 2005. The 2007 plan had 5,000 shares of High Performance Common Stock with an aggregate initial purchase price of $0.6 million. As of December 31, 2006, the Company had received a net contribution of $0.5 million under this plan. The purchase price of the High Performance Common Stock was established by the Company’s Board of Directors based upon, among other things, an independent valuation from a major securities firm. The provisions of the 2007 plan are substantially the same as the prior plans.

A new 2008 plan has been established with a three-year valuation period ending December 31, 2008. Awards under the 2008 plan were approved in January 2006. The 2008 plan had 5,000 shares of High Performance Common Stock with an aggregate initial purchase price of $0.8 million. As of December 31, 2006, the Company had received a net contribution of $0.7 million under this plan. The purchase price of the High Performance Common Stock was established by the Company’s Board of Directors based upon, among other things, an independent valuation from a major securities firm. The provisions of the 2008 plan are substantially the same as the prior plans.

In addition to these plans, a high performance unit program for executive officers has been established with three-year valuation periods ending December 31, 2005, 2006, 2007 and 2008, respectively. The provisions of these plans are substantially the same as the high performance unit programs for employees except that the plans are limited to 0.5% of the average monthly number of fully diluted shares of the Company’s Common Stock during the valuation period.

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

The total shareholder return for the valuation period under the 2006 high performance unit program for executive officers was 48.2%, which exceeded the fixed performance threshold of 30%, but did not exceed the industry index return of 73.1%. As a result, the plan was not funded and on December 31, 2006,

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

the Company redeemed the high performance stock for its fair value and each unit holder received their proportionate share of the nominal fair value of the plan.

During the year ended December 31, 2006, the Company recorded a charge to “General and administrative” on the Company’s Consolidated Statements of Operations relating to stock-based compensation in connection with the Company’s High Performance Unit equity compensation program for senior management. The non-cash compensation charge of approximately $4.5 million is the result of a correction due to a change in the assumptions for the liquidity, non-voting and forfeiture discounts used to value the 2002 through 2008 HPU plans. The employee participants in the plans purchased their interests in the plans based on the fair values originally determined at the applicable dates of grant of the original plans. The portion of the charge relating to the years ended December 31, 2002 through 2005 was determined pursuant to the requirements of SFAS No. 123 which was in effect for those years, and the portion relating to the first two quarters of the year ended December 31, 2006 was determined pursuant to SFAS No. 123R which became effective January 1, 2006. The Company has concluded that the amount of stock-based compensation charges that should have been previously recorded were not material to any of its previously issued financial statements. The Company concluded that the cumulative charge of approximately $4.5 million was not material to the quarter in which the charge was booked and was not material to the current fiscal year. As such, the cumulative charge was recorded in the Company’s Consolidated Statements of Operations for the year ended December 31, 2006, rather than restating prior periods.

The additional equity from the issuance of the High Performance Common Stock is recorded as a separate class of stock and included within shareholders’ equity on the Company’s Consolidated Balance Sheets. Net income allocable to common shareholders will be reduced by the HPU holders’ share of dividends paid and undistributed earnings, if any.

401(k) Plan

Effective November 4, 1999, the Company implemented a savings and retirement plan (the “401(k) Plan”), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Board of Directors, the Company may make matching contributions on the participant’s behalf of up to 50% of the first 10% of the participant’s annual compensation. The Company made gross contributions of approximately $0.7 million, $0.7 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the years ended December 31, 2006, 2005 and 2004 for common shares, respectively (in thousands, except per share data):

	For the Years Ended December 31,
	2006	2005	2004
Income from continuing operations.	$349,280	$274,222	$187,371
Preferred dividend requirements	(42,320)	(42,320)	(51,340)
Net income allocable to common shareholders and HPU holders before income from
discontinued operations and gain from discontinued operations, net	$306,960	$231,902	$136,031
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$299,568	$226,196	$133,837
Income from discontinued operations	1,288	7,156	29,222
Gain from discontinued operations, net	23,644	6,198	42,675
Net income allocable to common shareholders	$324,500	$239,550	$205,734
Numerator for diluted earnings per share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net(1)	$299,754	$226,282	$133,884
Income from discontinued operations	1,289	7,158	29,231
Gain from discontinued operations, net	23,649	6,199	42,689
Net income allocable to common shareholders	$324,692	$239,639	$205,804
Denominator:
Weighted average common shares outstanding for basic earnings per common share	115,023	112,513	110,205
Add: effect of assumed shares issued under treasury stock method for stock options and restricted shares.	847	764	1,322
Add: effect of contingent shares.	—	115	639
Add: effect of joint venture shares	349	311	298
Weighted average common shares outstanding for diluted earnings per common share	116,219	113,703	112,464
Basic earnings per common share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$2.60	$2.01	$1.21
Income from discontinued operations	0.01	0.06	0.27
Gain from discontinued operations, net	0.21	0.06	0.39
Net income allocable to common shareholders	$2.82	$2.13	$1.87
Diluted earnings per common share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$2.58	$1.99	$1.19
Income from discontinued operations	0.01	0.07	0.26
Gain from discontinued operations, net	0.20	0.05	0.38
Net income allocable to common shareholders	$2.79	$2.11	$1.83

Explanatory Note:

(1)             For the years ended December 31, 2006, 2005 and 2004 includes the allocable portion of $115, $28 and $3 of joint venture income, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13—Earnings Per Share (Continued)

As more fully described in Note 12, HPU shares are sold to employees as part of a performance-based employee compensation plan. As of December 31, 2006, the 2002-2006 HPU plans have vested, however, the 2005 and 2006 plan did not meet the required performance thresholds to fund. Therefore, the Company redeemed the HPU shares from its employees. The 2002-2004 plans each have 5,000 shares outstanding. The shares in each plan receive dividends based on a common stock equivalent that is separately determined for each plan depending on the Company’s performance during a three-year valuation period. These HPU Shares are treated as a separate class of common stock under EITF-03-06. The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the years ended December 31, 2006,  2005 and 2004 for HPU shares, respectively (in thousands, except per share data):

	For the Years Ended December 31,
	2006	2005	2004
Earnings allocable to High Performance Units:
Numerator for basic earnings per HPU share:
Income allocable to high performance units before income from discontinued operations and gain from discontinued operations, net	$7,392	$5,706	$2,194
Income from discontinued operations	32	181	479
Gain from discontinued operations, net	583	156	700
Net income allocable to high performance units	$8,007	$6,043	$3,373
Numerator for diluted earnings per HPU share:
Income allocable to high performance units before income from discontinued operations and gain from discontinued operations, net(1)	$7,321	$5,649	$2,150
Income from discontinued operations	31	179	470
Gain from discontinued operations, net	578	155	686
Net income allocable to high performance units	$7,930	$5,983	$3,306
Denominator:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15	10
Basic earnings per HPU share:
Income allocable to high performance units before income from discontinued operations and gain from discontinued operations, net	$492.80	$380.40	$219.40
Income from discontinued operations	2.13	12.07	47.90
Gain from discontinued operations, net	38.87	10.40	70.00
Net income allocable to high performance units	$533.80	$402.87	$337.30
Diluted earnings per HPU share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$488.07	$376.60	$215.00
Income from discontinued operations	2.07	11.94	47.00
Gain from discontinued operations, net	38.53	10.33	68.60
Net income allocable to high performance units	$528.67	$398.87	$330.60

Explanatory Note:

(1)             For the years ended December 31, 2006, 2005 and 2004 includes the allocable portion of $115, $28 and $3 of joint venture income, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13—Earnings Per Share (Continued)

For the years ended December 31, 2006, 2005 and 2004 the following shares were antidilutive (in thousands):

	For the Years Ended
	December 31,
	2006	2005	2004
Stock options	5	5	5
Joint venture shares	—	39	73

Note 14—Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income” requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. Total comprehensive income was $377.9 million,  $303.9 million and $257.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The primary components of comprehensive income, other than net income, consist of amounts attributable to the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges and changes in the fair value of the Company’s available-for-sale investments. The reconciliation to comprehensive income is as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Net Income	$374,827	$287,913	$260,447
Reclassification of unrealized gains on securities into earnings upon realization	(148)	(2,737)	(6,743)
Reclassification of unrealized gains on ineffective cash flow hedges into earnings upon realization	(550)	—	—
Reclassification of (gains)/losses on qualifying cash flow hedges into earnings upon realization	(3,346)	10,624	6,212
Unrealized gains on securities	2,139	188	2,075
Unrealized gains (losses) on cash flow hedges	4,976	7,896	(4,638)
Comprehensive Income	$377,898	$303,884	$257,353

Unrealized gains/(losses) on available-for-sale investments and cash flow hedges are recorded as adjustments to shareholders’ equity through “Accumulated other comprehensive income (losses)” on the Company’s Consolidated Balance Sheets and are not included in net income unless realized.

As of December 31, 2006 and 2005, accumulated other comprehensive income (losses) reflected in the Company’s shareholders’ equity is comprised of the following (in thousands):

	As of December 31,
	2006	2005
Unrealized gains on securities	$4,136	$2,145
Unrealized losses on hedges on joint venture	(4,674)	—
Unrealized gains on cash flow hedges	17,494	11,740
Accumulated other comprehensive income (losses)	$16,956	$13,885

Over time, the unrealized gains and losses held in other comprehensive income will be reclassified to earnings in the same period(s) in which the hedged items are recognized in earnings. The current balance

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 14—Comprehensive Income (Continued)

held in other comprehensive income is expected to be reclassified to earnings over the lives of the current hedging instruments, or for the realized losses on forecasted debt transactions, over the related term of the debt obligation, as applicable. The Company expects that $1.2 million will be reclassified into earnings as a decrease to interest expense over the next twelve months.

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

For the year ended December 31, 2006, total dividends declared by the Company aggregated $359.6 million, or $3.08 per share on Common Stock consisting of quarterly dividends of $0.77 which were declared on April 3, 2006, July 5, 2006, October 2, 2006 and December 1, 2006. For tax reporting purposes, the 2006 dividends were classified as 81.03% ($2.4957) ordinary income, 2.77% ($0.0853) 15% capital gain, 1.75% ($0.0538) 25% Section 1250 capital gain and 14.45% ($0.4452) return of capital for those shareholders who held shares of the Company for the entire year. The Company also declared and paid dividends aggregating $8.0 million, $11.0 million, $7.8 million, $6.1 million and $9.4 million on its Series D, E, F, G and I preferred stock, respectively, for the year ended December 31, 2006.

In connection with the redemption of the Series B preferred stock on February 23, 2004 the Company paid a final dividend of $0.9 million representing unpaid dividends of $0.46 per share for the 70 days from the prior dividend payment on December 15, 2003. Upon redemption, the Company recognized a charge to net income allocable to common shareholders and HPU holders of $5.5 million included in “Preferred dividend requirements” on the Company’s Consolidated Statements of Operations.

In connection with the redemption of the Series C preferred stock on February 23, 2004 the Company paid a final dividend of $0.6 million representing unpaid dividends of $0.45 per share for the 70 days from the prior dividend payment on December 15, 2003. Upon redemption, the Company recognized a charge to net income allocable to common shareholders and HPU holders of $3.5 million included in “Preferred dividend requirements” on the Company’s Consolidated Statements of Operations.

In connection with the redemption of the Series H preferred stock on January 27, 2004 the Company paid a dividend of $0.1 million representing unpaid dividends of $0.49 per share for the five days the preferred stock was outstanding.

Holders of shares of the Series D preferred stock are entitled to receive, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends, cumulative preferential cash dividends at the rate of 8.00% per annum of the $25.00 liquidation preference, equivalent to a fixed annual rate of $2.00 per share. Dividends are cumulative from the date of original issue and are payable quarterly in arrears on or before the 15th day of each March, June, September and December or, if not a business day, the next succeeding business day. Any dividend payable on the Series D preferred stock for any partial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable to holders of record as of the close of business on the first day of the calendar month in which the applicable dividend payment date falls or on another date designated by the

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 15—Dividends (Continued)

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

The 2002, 2003 and 2004 High Performance Unit Program reached their valuation dates on December 31, 2002, 2003 and 2004, respectively. Based on the Company’s 2002, 2003 and 2004 total rate of return, the participants are entitled to receive dividends on 819,254 shares, 987,149 shares and 1,031,875 shares, respectively, of the Company’s Common Stock. The Company pays dividends on these units in the same amount per equivalent share and on the same distribution dates as shares of the Company’s Common Stock. Such dividend payments for the 2002 plan began with the first quarter 2003 dividend, such dividends for the 2003 plan began with the first quarter 2004 dividend and such dividends for the 2004 plan will begin with the first quarter 2005 dividend. All dividends to HPU holders will reduce net income allocable to common shareholders when paid. Additionally, net income allocable to common shareholders will be reduced by the HPU holders’ share of undistributed earnings, if any.

The Company also pays dividends on 422,151 outstanding restricted stock units that were granted to employees during the year ended December 31, 2006. Total dividends paid by the Company for the year ended December 31, 2006 was approximately $1.3 million. Payments began with the dividend paid on April 28, 2006.

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

Debt obligations—A portion of the Company’s existing debt obligations bear interest at fixed margins over LIBOR. Such margins may be higher or lower than those at which the Company could currently replace the related financing arrangements. Other obligations of the Company bear interest at fixed rates, which may differ from prevailing market interest rates. As a result, the fair values of the Company’s debt obligations were estimated by discounting current debt balances from December 31, 2006 and 2005 to maturity using estimated current market rates at which the Company could enter into similar financing arrangements.

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

The book and fair values of financial instruments as of December 31, 2006 and 2005 were (in thousands):

	2006		2005
	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Loans and other lending investments	$6,852,051	$7,567,073	$4,708,791	$5,172,990
Derivative assets	9,293	9,293	12,711	12,711
Marketable securities	6,001	6,001	4,009	4,009
Reserve for loan losses	(52,201)	(52,201)	(46,876)	(46,876)
Financial liabilities:
Debt obligations	7,833,437	7,966,197	5,859,592	6,137,281
Derivative liabilities	(22,930)	(22,930)	(29,899)	(29,899)

Note 17—Segment Reporting

Statement of Financial Accounting Standard No. 131 (“SFAS No. 131”) establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders.

The Company has determined that it has two reportable operating segments:  Real Estate Lending and Corporate Tenant Leasing. The reportable segments were determined based on the management approach, which looks to the Company’s internal organizational structure. These two lines of business require different support infrastructures.

The Real Estate Lending segment includes all of the Company’s activities related to senior and mezzanine real estate debt and senior and mezzanine corporate capital investment activities and the financing thereof. These include a dedicated management team for real estate lending origination, acquisition and servicing.

The Corporate Tenant Leasing segment includes all of the Company’s activities related to the ownership and leasing of corporate facilities. This includes a dedicated management team for the acquisition and management of our corporate tenant lease facilities.

The Company does not have significant foreign operations. The accounting policies of the segments are the same as those described in Note 3. The Company has no single customer that accounts for more than 2.8% of annualized total revenues (see Note 11 for other information regarding concentrations of credit risk).

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 17—Segment Reporting (Continued)

The Company evaluates performance based on the following financial measures for each segment (in thousands):

	Real Estate Lending	Corporate Tenant Leasing	Corporate/ Other(1)	Company Total
2006:
Total revenues(2):	$626,474	$335,103	$18,616	$980,193
Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries:	—	(458)	12,849	12,391
Total operating and interest expense(3):	20,483	121,922	499,692	642,097
Net operating income(4):	605,991	212,723	(468,227)	350,487
Total long-lived assets(5):	6,799,850	3,084,794	146,502	10,031,146
Total assets:	6,881,423	3,288,276	890,296	11,059,995
2005:
Total revenues(2):	$471,451	$301,922	$16,358	$789,731
Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries:	—	(504)	3,520	3,016
Total operating and interest expense(3):	38,578	166,591	312,376	517,545
Net operating income(4):	432,873	134,827	(292,498)	275,202
Total long-lived assets(5):	4,661,915	3,115,361	152,114	7,929,390
Total assets:	4,708,835	3,293,048	530,413	8,532,296
2004:
Total revenues(2):	$397,843	$278,419	$4,640	$680,902
Equity in earnings (loss) from joint ventures and unconsolidated subsidiaries:	—	2,909	—	2,909
Total operating and interest expense(3):	57,673	138,992	299,059	495,724
Net operating income(4):	340,170	142,336	(294,419)	188,087
Total long-lived assets(5):	3,938,427	2,877,042	—	6,815,469
Total assets:	4,014,967	3,068,242	137,028	7,220,237

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

(3)             Total operating and interest expense represents provision for loan losses for the Real Estate Lending business and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense and loss on early extinguishment of debt specifically related to each segment. Interest expense on unsecured notes and the unsecured and secured revolving credit facilities and general and administrative expense is included in Corporate and Other for all periods. Depreciation and amortization of $77.0 million, $70.4 million and $61.8 million for the years ended December 31, 2006, 2005 and 2004, respectively, are included in the amounts presented above.

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

Note 18—Quarterly Financial Information (Unaudited)

The following table sets forth the selected quarterly financial data for the Company (in thousands, except per share amounts).

	Quarter Ended
2006:	December 31,	September 30,	June 30,	March 31,
Revenue	$265,293	$255,489	$237,790	$221,619
Net income	91,693	104,650	90,499	87,986
Net income allocable to common shareholders	79,242	91,771	77,966	75,513
Net income allocable to HPU holders	1,871	2,299	1,953	1,893
Net income per common share—basic	$0.66	$0.81	$0.69	$0.67
Net income per common share—diluted	$0.65	$0.80	$0.68	$0.66
Net income per HPU share—basic	$124.73	$153.27	$130.20	$126.20
Net income per HPU share—diluted	$123.47	$151.67	$129.00	$125.00
Weighted average common shares outstanding—basic	120,191	113,318	113,282	113,243
Weighted average common shares outstanding—diluted	121,498	114,545	114,404	114,357
Weighted average HPU shares outstanding—basic and diluted	15	15	15	15
2005:
Revenue	$195,557	$220,045	$195,828	$178,302
Net income	80,320	58,535	78,739	70,319
Net income allocable to common shares	68,033	46,778	66,484	58,256
Net income allocable to HPU holders	1,707	1,177	1,675	1,483
Net income per common share—basic	$0.60	$0.41	$0.59	$0.52
Net income per common share—diluted	$0.60	$0.41	$0.58	$0.52
Net income per HPU share—basic	$113.80	$78.47	$111.67	$98.87
Net income per HPU share—diluted	$112.73	$77.67	$110.60	$97.87
Weighted average common shares outstanding—basic	113,107	112,835	112,624	111,469
Weighted average common shares outstanding—diluted	114,283	114,021	113,801	112,674
Weighted average HPU shares outstanding—basic and diluted	15	15	15	15

Note 19—Subsequent Events

On January 9, 2007, the Company received the required consents to adopt proposed amendments to the indentures governing certain series of its outstanding senior notes. The purpose of the amendments was to conform most of the covenants in these indentures to the covenants contained in the indentures governing senior notes issued by the Company since it achieved an investment grade rating from the three primary nationally recognized credit rating agencies. On December 20, 2006, the Company issued a Consent Solicitation Statement soliciting the consents of the holders of the Company’s 7.000% Senior Notes due 2008, 4.875% Senior Notes due 2009, 6.000% Senior Notes due 2010, 5.125% Senior Notes due 2011, 6.500% Senior Notes due 2013 and 5.700% Senior Notes due 2014. Adoption of the proposed amendments required the consent of holders of at least a majority of the aggregate principal amount of the outstanding notes of each series under the indentures.

iStar Financial Inc.
Schedule II—Valuation and Qualifying Accounts and Reserves
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other Charges		Deductions	Balance at End of Period
For the Year Ended December 31, 2004
Reserve for loan losses(1)(2)	$33,436	$9,000	$—		$—	$42,436
Allowance for doubtful accounts(2)	800	70	—		—	870
	$34,236	$9,070	$—		$—	$43,306
For the Year Ended December 31, 2005
Reserve for loan losses(1)(2)	$42,436	$2,250	$2,190	(3)	$—	$46,876
Allowance for doubtful accounts(2)	870	365	—		—	1,235
	$43,306	$2,615	$2,190		$—	$48,111
For the Year Ended December 31, 2006
Reserve for loan losses(1)(2)	$46,876	$14,000	$—		$(8,675)	$52,201
Allowance for doubtful accounts(2)	1,235	475	—		—	1,710
	$48,111	$14,475	$—		$(8,675)	$53,911

Explanatory Notes:

(1)             See Note 4 to the Company’s Consolidated Financial Statements.

(2)             See Note 3 to the Company’s Consolidated Financial Statements.

(3)             Additional reserve acquired in acquisition of Falcon Financial.

iStar Financial Inc.

Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation

As of December 31, 2006

(Dollars in thousands)

			Initial Cost to Company		Cost Capitalized	Gross Amount Carried at Close of Period					Depreciable
				Building and	Subsequent to		Building and		Accumulated	Date	Life
Location	State	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquired	(Years)
OFFICE FACILITIES:
Tempe	AZ	$ —	$ 1,512	$ 9,732	$ 301	$ 1,512	$ 10,033	$ 11,545	$ 1,765	1999	40.0
Tempe	AZ	—	1,033	6,652	—	1,033	6,652	7,685	1,192	1999	40.0
Tempe	AZ	—	1,033	6,652	615	1,033	7,267	8,300	1,323	1999	40.0
Tempe	AZ	—	1,034	6,652	2,272	1,034	8,924	9,958	1,718	1999	40.0
Tempe	AZ	—	701	4,339	815	701	5,154	5,855	919	1999	40.0
Commerce	CA	—	3,454	12,915	—	3,454	12,915	16,369	2,314	1999	40.0
Cupertino	CA	—	7,994	19,037	2	7,994	19,039	27,033	3,411	1999	40.0
Dublin	CA	—	17,040	84,549	—	17,040	84,549	101,589	10,323	2002	40.0
El Segundo	CA	—	6,813	31,974	—	6,813	31,974	38,787	823	2005	40.0
Milpitas	CA	—	4,139	5,064	529	4,139	5,593	9,732	1,112	2002	40.0
Mountain View	CA	—	12,834	28,158	1,391	12,834	29,549	42,383	5,083	1999	40.0
Mountain View	CA	—	5,798	12,720	1,009	5,798	13,729	19,527	2,306	1999	40.0
Newbury Park	CA	—	4,563	24,911	—	4,563	24,911	29,474	4,463	1999	40.0
Palo Alto	CA	—	—	19,168	113	—	19,281	19,281	3,443	1999	40.0
Redondo Beach	CA	—	2,598	9,212	—	2,598	9,212	11,810	1,650	1999	40.0
Englewood	CO	—	1,757	16,930	1,067	1,757	17,997	19,754	3,338	1999	40.0
Englewood	CO	—	2,967	15,008	2,109	2,967	17,117	20,084	2,952	1999	40.0
Englewood	CO	—	8,536	27,428	8,386	8,536	35,814	44,350	5,864	1999	40.0
Ft. Collins	CO	10,802	—	16,752	—	—	16,752	16,752	1,994	2002	40.0
Westminster	CO	—	307	3,524	955	307	4,479	4,786	742	1999	40.0
Westminster	CO	—	616	7,290	—	616	7,290	7,906	1,306	1999	40.0
Plantation	FL	—	7,125	23,648	255	7,125	23,903	31,028	1,797	2003	40.0
Tampa	FL	—	1,920	18,435	—	1,920	18,435	20,355	2,292	2002	40.0
Alpharetta	GA	—	905	6,744	199	905	6,943	7,848	1,284	1999	40.0
Atlanta	GA	—	5,709	49,091	8,202	5,709	57,293	63,002	11,083	1999	40.0
Duluth	GA	—	1,655	14,484	387	1,655	14,871	16,526	2,614	1999	40.0
Lisle	IL	—	6,153	14,993	8	6,153	15,001	21,154	2,689	1999	40.0
Vernon Hills	IL	—	1,400	12,597	5	1,400	12,602	14,002	2,257	1999	40.0
Chelmsford	MA	17,872	1,600	21,947	54	1,600	22,001	23,601	2,615	2002	40.0
Foxborough	MA	2,412	1,218	3,756	25	1,218	3,781	4,999	674	1999	40.0
Mansfield	MA	—	584	1,443	55	584	1,498	2,082	265	1999	40.0
Quincy	MA	—	3,562	23,420	1,013	3,562	24,433	27,995	4,346	1999	40.0
Largo	MD	17,530	1,800	18,706	37	1,800	18,743	20,543	2,147	2002	40.0
Arden Hills	MN	—	719	6,541	1,043	719	7,584	8,303	1,491	1999	40.0
Jersey City	NJ	—	15,667	162,578	806	15,667	163,384	179,051	13,242	2003	40.0
Mt. Laurel	NJ	58,634	7,726	74,429	10	7,724	74,441	82,165	7,559	2002	40.0
Parsippany	NJ	—	8,242	31,758	—	8,242	31,758	40,000	2,992	2003	40.0
Riverview	NJ	13,602	1,008	13,763	(170)	1,008	13,593	14,601	990	2004	40.0
Riverview	NJ	26,044	2,456	28,955	(53)	2,456	28,902	31,358	2,087	2004	40.0
Columbus	OH	—	1,275	10,326	45	1,275	10,371	11,646	1,359	2001	40.0
Harrisburg	PA	16,668	690	26,098	(5)	690	26,093	26,783	3,446	2001	40.0
Spartanburg	SC	—	800	11,192	5	800	11,197	11,997	1,413	2001	40.0
Memphis	TN	—	2,702	25,129	49	2,702	25,178	27,880	4,504	1999	40.0
Dallas	TX	—	1,918	4,632	81	1,918	4,713	6,631	830	1999	40.0
Irving	TX	—	6,083	42,016	—	6,083	42,016	48,099	7,528	1999	40.0
Irving	TX	—	1,364	10,628	7,086	2,371	16,707	19,078	2,711	1999	40.0
Irving	TX	—	1,804	5,815	582	1,804	6,397	8,201	1,113	1999	40.0
Irving	TX	—	3,363	21,376	—	3,363	21,376	24,739	3,830	1999	40.0
Richardson	TX	—	1,233	15,160	36	1,233	15,196	16,429	2,436	1999	40.0
Richardson	TX	—	2,932	31,235	4,532	2,932	35,767	38,699	5,974	1999	40.0
Richardson	TX	—	1,230	5,660	1,428	1,230	7,088	8,318	1,440	1999	40.0
Dulles	VA	—	2,647	14,817	—	2,647	14,817	17,464	1,393	2003	40.0
McLean	VA	—	20,110	125,516	95	20,110	125,611	145,721	14,543	2002	40.0
Reston	VA	—	4,436	22,362	9,996	4,436	32,358	36,794	5,786	1999	40.0
Milwaukee	WI	—	1,875	13,914	3	1,875	13,917	15,792	2,493	1999	40.0
Subtotal		163,564	208,640	1,281,831	55,373	209,645	1,336,199	1,545,844	181,264

iStar Financial Inc.
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation (Continued)
As of December 31, 2006
(Dollars in thousands)

			Initial Cost to Company		Cost Capitalized	Gross Amount Carried at Close of Period					Depreciable
				Building and	Subsequent to		Building and		Accumulated	Date	Life
Location	State	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquired	(Years)
INDUSTRIAL FACILITIES:
Oxnard	CA	—	741	495	—	741	495	1,236	5	2006	40.0
San Diego	CA	—	1,343	1,670	—	1,343	1,670	3,013	16	2006	40.0
Burlingame	CA	—	1,219	3,470	(106)	1,041	3,542	4,583	608	1999	40.0
City of Industry	CA	—	5,002	11,766	—	5,002	11,766	16,768	2,108	1999	40.0
East Los Angeles	CA	—	9,334	12,501	2	9,334	12,503	21,837	2,240	1999	40.0
Fremont	CA	—	654	4,591	156	654	4,747	5,401	833	1999	40.0
Fremont	CA	—	1,086	7,964	235	1,086	8,199	9,285	1,430	1999	40.0
Millbrae	CA	—	741	2,107	9	741	2,116	2,857	380	1999	40.0
Milpitas	CA	—	4,880	12,367	1,539	4,880	13,906	18,786	3,308	1999	40.0
Milpitas	CA	—	6,857	8,378	308	6,857	8,686	15,543	1,257	2002	40.0
Milpitas	CA	—	4,095	8,323	582	4,095	8,905	13,000	1,559	1999	40.0
Milpitas	CA	—	9,802	12,116	493	9,802	12,609	22,411	1,816	2002	40.0
Milpitas	CA	—	5,051	6,170	328	5,051	6,498	11,549	958	2002	40.0
Milpitas	CA	—	4,119	5,034	17	4,119	5,051	9,170	742	2002	40.0
Milpitas	CA	—	3,044	3,716	629	3,044	4,345	7,389	940	2002	40.0
Milpitas	CA	—	2,633	3,219	290	2,633	3,509	6,142	517	2002	40.0
Milpitas	CA	—	3,000	3,669	1,047	3,000	4,716	7,716	654	2002	40.0
Milpitas	CA	—	4,600	5,627	201	4,600	5,828	10,428	892	2002	40.0
Milpitas	CA	—	5,617	6,877	1,189	5,619	8,064	13,683	1,185	2002	40.0
Milpitas	CA	—	9,526	11,655	1,199	9,526	12,854	22,380	1,847	2002	40.0
San Jose	CA	—	9,677	23,288	5,895	9,677	29,183	38,860	4,560	1999	40.0
Sunnyvale	CA	—	15,708	27,987	3,540	15,708	31,527	47,235	6,938	2004	40.0
Walnut Creek	CA	—	571	5,874	1,704	571	7,578	8,149	1,236	1999	40.0
Walnut Creek	CA	—	808	8,306	572	808	8,878	9,686	1,761	1999	40.0
Golden	CO	—	645	684	—	645	684	1,329	6	2006	40.0
Aurora	CO	—	580	3,677	—	580	3,677	4,257	478	2001	40.0
Jacksonville	FL	—	322	323	—	322	323	645	3	2006	40.0
Jacksonville	FL	—	2,310	5,435	—	2,310	5,435	7,745	974	1999	40.0
Miami	FL	—	3,048	8,676	—	3,048	8,676	11,724	1,554	1999	40.0
McDonough	GA	—	1,900	14,318	—	1,900	14,318	16,218	1,797	2001	40.0
Stockbridge	GA	—	1,350	18,393	—	1,350	18,393	19,743	2,309	2001	40.0
DeKalb	IL	—	1,600	28,015	—	1,600	28,015	29,615	3,517	2001	40.0
Dixon	IL	—	519	15,363	—	519	15,363	15,882	1,249	2003	40.0
Lincolnshire	IL	—	3,192	7,507	—	3,192	7,507	10,699	1,345	1999	40.0
Seymour	IN	15,505	550	22,240	121	550	22,361	22,911	3,357	2000	40.0
South Bend	IN	—	140	4,640	450	140	5,090	5,230	938	1999	40.0
Campbellsville	KY	—	400	17,219	45	400	17,264	17,664	1,772	2002	40.0
Canton	MA	—	1,077	2,746	100	1,077	2,846	3,923	514	1999	40.0
Lakeville	MA	—	1,012	4,048	539	1,012	4,587	5,599	803	1999	40.0
Milford	MA	15,903	834	20,991	—	834	20,991	21,825	1,132	2004	40.0
Baltimore	MD	—	1,535	9,324	179	1,535	9,503	11,038	1,690	1999	40.0
Little Falls	MN	—	6,705	17,690	—	6,225	18,170	24,395	868	2005	40.0
O’Fallon	MO	—	1,388	12,700	100	1,388	12,800	14,188	2,308	1999	40.0
Belmont	NC	5,640	680	5,947	—	680	5,947	6,627	321	2004	40.0
Newington	NH	—	—	13,546	—	—	13,546	13,546	736	2004	40.0
Las Vegas	NV	—	4,137	2,963	—	4,137	2,963	7,100	28	2006	40.0
Reno	NV	—	248	707	—	248	707	955	127	1999	40.0
Astoria	NY	—	897	2,555	(506)	655	2,291	2,946	430	1999	40.0
Astoria	NY	—	1,796	5,109	3	1,796	5,112	6,908	916	1999	40.0
Garden City	NY	—	8,400	6,430	—	8,400	6,430	14,830	522	2003	40.0
Lockbourne	OH	—	2,000	17,320	—	2,000	17,320	19,320	2,174	2001	40.0
Richfield	OH	—	2,327	—	12,210	2,327	12,210	14,537	1,594	2000	40.0
York	PA	—	2,850	30,713	—	2,850	30,713	33,563	3,856	2001	40.0
Philadelphia	PA	—	619	1,765	—	619	1,765	2,384	316	1999	40.0
Spartanburg	SC	—	943	16,836	—	943	16,836	17,779	3,016	1999	40.0

iStar Financial Inc.
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation (Continued)
As of December 31, 2006
(Dollars in thousands)

					Cost	Gross Amount Carried
			Initial Cost to Company		Capitalized	at Close of Period					Depreciable
				Building and	Subsequent to		Building and		Accumulated	Date	Life
Location	State	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquired	(Years)
Memphis	TN	—	1,486	23,279	819	1,486	24,098	25,584	4,220	1999	40.0
Houston	TX	—	3,213	4,105	—	3,213	4,105	7,318	38	2006	40.0
Allen	TX	—	1,238	9,224	—	1,238	9,224	10,462	1,653	1999	40.0
Farmers Branch	TX	—	1,314	8,903	46	1,314	8,949	10,263	1,598	1999	40.0
Houston	TX	—	2,500	25,743	—	2,500	25,743	28,243	3,199	2001	40.0
Richardson	TX	—	858	8,556	1	858	8,557	9,415	1,533	1999	40.0
Terrell	TX	—	400	22,163	—	400	22,163	22,563	2,782	2001	40.0
Seattle	WA	—	828	2,355	3	828	2,358	3,186	423	1999	40.0
Subtotal		37,048	175,949	619,378	33,939	175,051	654,215	829,266	93,886
GROUND LEASE:
San Jose	CA	—	41,106	—	—	41,106	—	41,106	—	2000	—
Lanham	MD	—	2,486	—	—	2,486	—	2,486	41	1999	70.0
Dallas	TX	—	3,375	—	—	3,375	—	3,375	—	2005	—
Dallas	TX	—	3,621	—	—	3,621	—	3,621	—	2005	—
Dallas	TX	—	2,423	—	—	2,423	—	2,423	—	2005	—
Subtotal		—	53,011	—	—	53,011	—	53,011	41
LAND:
San Jose	CA	—	41,106	—	(14,115)	26,991	—	26,991	—	2000	—
Irving	TX	—	5,243	—	60	5,303	—	5,303	—	2002	—
Subtotal		—	46,349	—	(14,055)	32,294	—	32,294	—
MEDICAL:
Tomball	TX	—	1,299	—	17,416	1,299	17,416	18,715	162	2005	40.0
Webster	TX	—	1,002	—	11,747	1,002	11,747	12,749	—	2005	—
Subtotal		—	2,301	—	29,163	2,301	29,163	31,464	162
ENTERTAINMENT:
Decatur	AL	—	277	357	—	277	357	634	25	2004	40.0
Huntsville	AL	—	319	414	—	319	414	733	29	2004	40.0
Chandler	AZ	—	793	1,025	—	793	1,025	1,818	73	2004	40.0
Chandler	AZ	—	521	673	—	521	673	1,194	48	2004	40.0
Glendale	AZ	—	305	393	—	305	393	698	28	2004	40.0
Mesa	AZ	—	630	813	—	630	813	1,443	58	2004	40.0
Peoria	AZ	—	590	762	—	590	762	1,352	54	2004	40.0
Phoenix	AZ	—	476	615	—	476	615	1,091	44	2004	40.0
Phoenix	AZ	—	654	844	—	654	844	1,498	60	2004	40.0
Phoenix	AZ	—	666	861	—	666	861	1,527	61	2004	40.0
Tempe	AZ	—	460	595	—	460	595	1,055	42	2004	40.0
Alameda	CA	—	1,097	1,417	29	1,097	1,446	2,543	103	2004	40.0
Bakersfield	CA	—	434	560	—	434	560	994	40	2004	40.0
Bakersfield	CA	—	332	428	—	332	428	760	30	2004	40.0
Mar Vista	CA	—	1,642	2,120	—	1,642	2,120	3,762	150	2004	40.0
Milpitas	CA	—	676	874	—	676	874	1,550	62	2004	40.0
Riverside	CA	—	720	930	—	720	930	1,650	66	2004	40.0
Rocklin	CA	—	574	742	—	574	742	1,316	53	2004	40.0
Sacramento	CA	—	392	507	—	392	507	899	36	2004	40.0
San Bernardino	CA	—	358	463	—	358	463	821	33	2004	40.0
San Diego	CA	—	—	18,000	—	—	18,000	18,000	1,368	2003	40.0
San Marcos	CA	—	852	1,100	—	852	1,100	1,952	78	2004	40.0
Santa Clara	CA	—	1,572	2,030	—	1,572	2,030	3,602	144	2004	40.0
Torrance	CA	—	659	851	—	659	851	1,510	61	2004	40.0
Visalia	CA	—	562	727	—	562	727	1,289	52	2004	40.0
Whittier	CA	—	896	1,157	—	896	1,157	2,053	82	2004	40.0
Arvada	CO	—	466	601	—	466	601	1,067	43	2004	40.0

iStar Financial Inc.
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation (Continued)
As of December 31, 2006
(Dollars in thousands)

			Initial Cost to Company		Cost Capitalized	Gross Amount Carried at Close of Period					Depreciable
				Building and	Subsequent to		Building and		Accumulated	Date	Life
Location	State	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquired	(Years)
Aurora	CO	—	640	826	—	640	826	1,466	59	2004	40.0
Denver	CO	—	729	941	—	729	941	1,670	67	2004	40.0
Englewood	CO	—	536	693	—	536	693	1,229	49	2004	40.0
Littleton	CO	—	412	532	—	412	532	944	38	2004	40.0
Littleton	CO	—	901	1,163	—	901	1,163	2,064	83	2004	40.0
Milford	CT	—	1,097	1,418	30	1,097	1,448	2,545	102	2004	40.0
Old Saybrook	CT	—	330	425	9	330	434	764	31	2004	40.0
Wilmington	DE	—	1,076	1,390	—	1,076	1,390	2,466	99	2004	40.0
Boca Raton	FL	—	—	41,809	—	—	41,809	41,809	2,849	2005	27.0
Boynton Beach	FL	—	412	531	—	412	531	943	38	2004	40.0
Boynton Beach	FL	—	6,550	—	8,919	6,551	8,918	15,469	—	2006	—
Bradenton	FL	—	1,067	1,379	—	1,067	1,379	2,446	98	2004	40.0
Clearwater	FL	—	340	439	—	340	439	779	31	2004	40.0
Davie	FL	—	401	519	—	401	519	920	37	2004	40.0
Gainesville	FL	—	507	654	—	507	654	1,161	47	2004	40.0
Lakeland	FL	—	282	364	—	282	364	646	26	2004	40.0
Leesburg	FL	—	352	454	—	352	454	806	32	2004	40.0
Longwood	FL	—	404	523	—	404	523	927	37	2004	40.0
Ocala	FL	—	437	565	—	437	565	1,002	40	2004	40.0
Ocala	FL	—	532	687	—	532	687	1,219	49	2004	40.0
Ocala	FL	—	379	489	—	379	489	868	35	2004	40.0
Orange City	FL	—	486	627	—	486	627	1,113	45	2004	40.0
Orlando	FL	—	433	560	—	433	560	993	40	2004	40.0
Pembroke Pines	FL	—	497	642	—	497	642	1,139	46	2004	40.0
Sarasota	FL	—	643	831	17	643	848	1,491	60	2004	40.0
St. Petersburg	FL	—	4,200	18,272	—	4,200	18,272	22,472	843	2005	40.0
Tampa	FL	—	551	712	—	551	712	1,263	51	2004	40.0
Tampa	FL	—	364	470	—	364	470	834	33	2004	40.0
Venice	FL	—	507	654	—	507	654	1,161	47	2004	40.0
W. Palm Beach	FL	—	—	19,337	—	—	19,337	19,337	892	2005	40.0
Atlanta	GA	—	510	659	—	510	659	1,169	47	2004	40.0
Augusta	GA	—	286	370	—	286	370	656	26	2004	40.0
Conyers	GA	—	474	611	—	474	611	1,085	44	2004	40.0
Marietta	GA	—	581	750	—	581	750	1,331	53	2004	40.0
Savannah	GA	—	718	929	—	718	929	1,647	66	2004	40.0
Snellville	GA	—	546	704	—	546	704	1,250	50	2004	40.0
Woodstock	GA	—	502	650	—	502	650	1,152	46	2004	40.0
Des Moines	IA	—	425	550	—	425	550	975	39	2004	40.0
Bloomington	IL	—	335	433	9	335	442	777	32	2004	40.0
Bolingbrook	IL	—	481	620	—	481	620	1,101	44	2004	40.0
Chicago	IL	—	8,803	57	4,870	8,803	4,927	13,730	—	2006	—
Lyons	IL	—	433	559	12	433	571	1,004	41	2004	40.0
Springfield	IL	—	431	556	—	431	556	987	40	2004	40.0
Evansville	IN	—	542	700	—	542	700	1,242	50	2004	40.0

iStar Financial Inc.
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation (Continued)
As of December 31, 2006
(Dollars in thousands)

			Initial Cost to Company		Cost Capitalized	Gross Amount Carried at Close of Period					Depreciable
				Building and	Subsequent to		Building and		Accumulated	Date	Life
Location	State	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquired	(Years)
Louisville	KY	—	417	538	—	417	538	955	38	2004	40.0
Louisville	KY	—	365	472	—	365	472	837	34	2004	40.0
Auburn	MA	—	523	676	—	523	676	1,199	48	2004	40.0
Chicopee	MA	—	548	709	—	548	709	1,257	50	2004	40.0
Somerset	MA	—	519	671	—	519	671	1,190	48	2004	40.0
Taunton	MA	—	344	444	—	344	444	788	32	2004	40.0
Baltimore	MD	—	428	552	—	428	552	980	39	2004	40.0
Baltimore	MD	—	575	743	15	575	758	1,333	54	2004	40.0
Baltimore	MD	—	362	467	—	362	467	829	33	2004	40.0
Gaithersburg	MD	—	884	1,143	—	884	1,143	2,027	81	2004	40.0
Glen Burnie	MD	—	371	480	—	371	480	851	34	2004	40.0
Hyattsville	MD	—	399	517	—	399	517	916	37	2004	40.0
Laurel	MD	—	649	837	—	649	837	1,486	60	2004	40.0
Linthicum	MD	—	366	473	—	366	473	839	34	2004	40.0
Pikesville	MD	—	398	515	—	398	515	913	37	2004	40.0
Randallstown	MD	—	388	504	—	388	504	892	36	2004	40.0
Timonium	MD	—	1,126	1,454	—	1,126	1,454	2,580	103	2004	40.0
Benton Harbor	MI	—	309	399	—	309	399	708	28	2004	40.0
Flint	MI	—	516	666	—	516	666	1,182	47	2004	40.0
Grand Rapids	MI	—	554	716	—	554	716	1,270	51	2004	40.0
Jackson	MI	—	387	499	—	387	499	886	36	2004	40.0
Roseville	MI	—	533	689	—	533	689	1,222	49	2004	40.0
Sturgis	MI	—	356	459	—	356	459	815	33	2004	40.0
Brooklyn Center	MN	—	666	859	—	666	859	1,525	61	2004	40.0
Burnsville	MN	—	2,961	—	—	2,961	—	2,961	—	2006	—
Fridley	MN	—	359	463	—	359	463	822	33	2004	40.0
Rochester	MN	—	2,437	8,716	—	2,437	8,716	11,153	24	2006	40.0
Columbia	MO	—	334	431	—	334	431	765	31	2004	40.0
Florissant	MO	—	404	522	—	404	522	926	37	2004	40.0
Kansas City	MO	—	462	596	—	462	596	1,058	42	2004	40.0
North Kansas City	MO	—	878	1,137	—	878	1,137	2,015	81	2004	40.0
Asheville	NC	—	397	512	—	397	512	909	36	2004	40.0
Cary	NC	—	476	614	—	476	614	1,090	44	2004	40.0
Charlotte	NC	—	410	529	—	410	529	939	38	2004	40.0
Charlotte	NC	—	402	519	—	402	519	921	37	2004	40.0
Durham	NC	—	948	1,224	25	948	1,249	2,197	89	2004	40.0
Goldsboro	NC	—	259	335	7	259	342	601	24	2004	40.0
Greensboro	NC	—	349	451	—	349	451	800	32	2004	40.0
Greenville	NC	—	640	826	—	640	826	1,466	59	2004	40.0
Hickory	NC	—	409	529	—	409	529	938	38	2004	40.0
Matthews	NC	—	965	1,247	—	965	1,247	2,212	89	2004	40.0
Raleigh	NC	—	475	613	—	475	613	1,088	44	2004	40.0
Winston-Salem	NC	—	494	637	—	494	637	1,131	45	2004	40.0
Aberdeen	NJ	—	1,560	2,016	—	1,560	2,016	3,576	142	2004	40.0

iStar Financial Inc.
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation (Continued)
As of December 31, 2006
(Dollars in thousands)

			Initial Cost to Company		Cost Capitalized	Gross Amount Carried at Close of Period					Depreciable
				Building and	Subsequent to		Building and		Accumulated	Date	Life
Location	State	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquired	(Years)
Wallington	NJ	—	830	1,072	—	830	1,072	1,902	76	2004	40.0
Reno	NV	—	440	568	—	440	568	1,008	40	2004	40.0
Bay Shore	NY	—	603	778	—	603	778	1,381	55	2004	40.0
Centereach	NY	—	442	570	12	442	582	1,024	42	2004	40.0
Cheektowaga	NY	—	562	726	15	562	741	1,303	53	2004	40.0
Cheektowaga	NY	—	385	498	—	385	498	883	35	2004	40.0
Depew	NY	—	350	452	—	350	452	802	32	2004	40.0
Fairport	NY	—	326	420	9	326	429	755	31	2004	40.0
Melville	NY	—	494	639	—	494	639	1,133	45	2004	40.0
Rochester	NY	—	320	413	—	320	413	733	29	2004	40.0
Rochester	NY	—	399	515	—	399	515	914	37	2004	40.0
Sayville	NY	—	959	1,238	—	959	1,238	2,197	88	2004	40.0
Shirley	NY	—	587	759	—	587	759	1,346	54	2004	40.0
Smithtown	NY	—	521	674	—	521	674	1,195	48	2004	40.0
Syosset	NY	—	711	917	—	711	917	1,628	65	2004	40.0
Syracuse	NY	—	558	722	—	558	722	1,280	51	2004	40.0
Wantagh	NY	—	747	965	—	747	965	1,712	69	2004	40.0
Webster	NY	—	683	883	—	683	883	1,566	63	2004	40.0
West Babylon	NY	—	1,492	1,928	—	1,492	1,928	3,420	137	2004	40.0
White Plains	NY	—	1,471	1,901	—	1,471	1,901	3,372	134	2004	40.0
Canton	OH	—	434	560	—	434	560	994	40	2004	40.0
Columbus	OH	—	967	1,250	—	967	1,250	2,217	89	2004	40.0
Grove City	OH	—	281	364	—	281	364	645	26	2004	40.0
Medina	OH	—	393	507	—	393	507	900	36	2004	40.0
Edmond	OK	—	431	556	—	431	556	987	40	2004	40.0
Tulsa	OK	—	954	1,232	—	954	1,232	2,186	88	2004	40.0
Albany	OR	—	373	483	—	373	483	856	34	2004	40.0
Salem	OR	—	393	507	—	393	507	900	36	2004	40.0
Boothwyn	PA	—	407	526	11	407	537	944	38	2004	40.0
Croydon	PA	—	421	543	11	421	554	975	40	2004	40.0
Pittsburgh	PA	—	409	528	—	409	528	937	38	2004	40.0
Pittsburgh	PA	—	407	527	—	407	527	934	37	2004	40.0
San Juan	PR	—	950	1,227	—	950	1,227	2,177	87	2004	40.0
Cranston	RI	—	850	1,098	—	850	1,098	1,948	78	2004	40.0
Charleston	SC	—	943	1,218	—	943	1,218	2,161	87	2004	40.0
Greenville	SC	—	332	428	9	332	437	769	31	2004	40.0
Hilton Head	SC	—	924	1,193	—	924	1,193	2,117	85	2004	40.0
Nashville	TN	—	260	337	—	260	337	597	24	2004	40.0
Addison	TX	—	1,045	1,350	—	1,045	1,350	2,395	96	2004	40.0
Arlington	TX	—	593	765	16	593	781	1,374	55	2004	40.0
Austin	TX	—	985	1,273	—	985	1,273	2,258	91	2004	40.0
Conroe	TX	—	838	1,082	23	838	1,105	1,943	78	2004	40.0
Corpus Christi	TX	—	528	681	14	528	695	1,223	49	2004	40.0
DeSoto	TX	—	480	621	—	480	621	1,101	44	2004	40.0

iStar Financial Inc.
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation (Continued)
As of December 31, 2006
(Dollars in thousands)

					Cost	Gross Amount Carried
			Initial Cost to Company		Capitalized	at Close of Period					Depreciable
				Building and	Subsequent to		Building and		Accumulated	Date	Life
Location	State	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquired	(Years)
Euless	TX	—	975	1,258	—	975	1,258	2,233	90	2004	40.0
Garland	TX	—	1,108	1,431	—	1,108	1,431	2,539	102	2004	40.0
Houston	TX	—	425	548	—	425	548	973	39	2004	40.0
Houston	TX	—	518	670	—	518	670	1,188	48	2004	40.0
Houston	TX	—	758	979	—	758	979	1,737	70	2004	40.0
Houston	TX	—	399	516	—	399	516	915	37	2004	40.0
Houston	TX	—	375	484	—	375	484	859	34	2004	40.0
Humble	TX	—	438	566	—	438	566	1,004	40	2004	40.0
Hurst	TX	—	285	369	—	285	369	654	26	2004	40.0
Irving	TX	—	554	717	—	554	717	1,271	51	2004	40.0
Lewisville	TX	—	561	724	—	561	724	1,285	52	2004	40.0
Richardson	TX	—	753	974	—	753	974	1,727	69	2004	40.0
San Antonio	TX	—	521	674	—	521	674	1,195	48	2004	40.0
Stafford	TX	—	634	820	—	634	820	1,454	58	2004	40.0
Waco	TX	—	379	490	—	379	490	869	35	2004	40.0
Webster	TX	—	592	764	—	592	764	1,356	54	2004	40.0
Salt Lake City	UT	—	624	806	—	624	806	1,430	57	2004	40.0
Centreville	VA	—	1,134	1,464	—	1,134	1,464	2,598	104	2004	40.0
Chesapeake	VA	—	845	1,091	—	845	1,091	1,936	78	2004	40.0
Chesapeake	VA	—	884	1,143	—	884	1,143	2,027	81	2004	40.0
Fredericksburg	VA	—	953	1,230	—	953	1,230	2,183	88	2004	40.0
Grafton	VA	—	487	630	—	487	630	1,117	45	2004	40.0
Lynchburg	VA	—	425	549	11	425	560	985	40	2004	40.0
Mechanicsville	VA	—	1,151	1,488	—	1,151	1,488	2,639	106	2004	40.0
Norfolk	VA	—	546	706	—	546	706	1,252	50	2004	40.0
Petersburg	VA	—	851	1,100	—	851	1,100	1,951	78	2004	40.0
Richmond	VA	—	819	1,058	—	819	1,058	1,877	75	2004	40.0
Richmond	VA	—	958	1,237	—	958	1,237	2,195	88	2004	40.0
Virginia Beach	VA	—	788	1,018	—	788	1,018	1,806	72	2004	40.0
Williamsburg	VA	—	554	715	—	554	715	1,269	51	2004	40.0
Quincy	WA	—	1,500	6,500	—	1,500	6,500	8,000	608	2003	40.0
Milwaukee	WI	—	521	673	14	521	687	1,208	49	2004	40.0
S. Milwaukee	WI	—	413	534	—	413	534	947	38	2004	40.0
Waukesha	WI	—	542	700	—	542	700	1,242	50	2004	40.0
Wauwatosa	WI	—	793	1,023	—	793	1,023	1,816	73	2004	40.0
West Allis	WI	—	1,124	1,452	—	1,124	1,452	2,576	103	2004	40.0
Subtotal		—	137,322	255,907	14,087	137,323	269,993	407,316	16,791

iStar Financial Inc.
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation (Continued)
As of December 31, 2006
(Dollars in thousands)

					Cost	Gross Amount Carried
			Initial Cost to Company		Capitalized	at Close of Period					Depreciable
				Building and	Subsequent to		Building and		Accumulated	Date	Life
Location	State	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquired	(Years)
RETAIL(1):
Mobile	AL	—	2,377	3,978	(53)	2,356	3,946	6,302	245	2004	39.0
Little Rock	AR	—	2,639	2,198	(38)	2,617	2,182	4,799	167	2004	33.0
Sherwood	AR	—	538	1,872	(19)	534	1,857	2,391	138	2004	34.0
Chandler	AZ	—	8,374	5,394	18,952	8,311	24,409	32,720	937	2004	36.5
Scottsdale	AZ	—	3,284	8,258	(85)	3,258	8,199	11,457	497	2004	40.0
Tempe	AZ	—	6,232	9,271	3,388	6,185	12,706	18,891	682	2004	40.0
Colorado Springs	CO	—	2,631	279	3,750	2,612	4,048	6,660	—	2006	—
Deland	FL	—	1,305	1,264	(21)	1,294	1,254	2,548	105	2004	30.0
Fort Pierce	FL	—	1,705	3,379	2,492	1,691	5,885	7,576	622	2004	24.0
Fort Pierce	FL	—	2,101	3,791	(47)	2,084	3,761	5,845	243	2004	39.0
Jacksonville	FL	—	1,380	2,462	(30)	1,369	2,443	3,812	181	2004	34.0
Jacksonville	FL	—	2,372	2,372	(38)	2,353	2,353	4,706	258	2004	23.0
Jacksonville	FL	—	4,102	2,974	93	4,068	3,101	7,169	231	2004	35.0
Jacksonville	FL	—	3,042	5,924	321	3,017	6,270	9,287	448	2004	37.0
Jacksonville	FL	—	2,639	4,431	(56)	2,617	4,397	7,014	326	2004	34.0
Jacksonville	FL	—	2,774	4,057	(54)	2,751	4,026	6,777	290	2004	35.0
Orange City	FL	—	2,132	4,136	(50)	2,115	4,103	6,218	369	2004	28.0
St. Augustine	FL	—	3,950	—	10,331	3,921	10,360	14,281	127	2005	—
Atlanta	GA	—	900	3,369	(42)	889	3,338	4,227	120	2005	40.0
Roswell	GA	—	3,653	4,190	(75)	3,617	4,151	7,768	283	2004	37.0
Roswell	GA	—	5,520	4,671	(97)	5,466	4,628	10,094	292	2004	40.0
Lake Charles	LA	—	2,193	3,654	(49)	2,174	3,624	5,798	231	2004	38.0
Chapel Hill	NC	—	4,181	1,636	(42)	4,147	1,628	5,775	165	2004	25.0
Greensboro	NC	—	679	2,545	(18)	673	2,533	3,206	212	2004	30.0
Greensboro	NC	—	2,450	1,123	(29)	2,430	1,114	3,544	110	2004	25.5
Greensboro	NC	—	4,956	5,664	(85)	4,916	5,619	10,535	422	2004	33.5
Manchester	NH	—	3,848	3,909	(61)	3,817	3,879	7,696	139	2006	27.5
Albuquerque	NM	—	1,733	—	8,653	1,695	8,691	10,386	178	2005	40.0
Albuquerque	NM	—	756	905	(13)	759	889	1,648	43	2005	28.0
Rio Rancho	NM	—	4,178	8,528	(85)	4,138	8,483	12,621	368	2005	38.0
Hamburg	NY	—	731	6,073	720	727	6,797	7,524	225	2005	40.0
Anthony	TX	—	3,538	4,215	(56)	3,539	4,158	7,697	159	2005	40.0
Austin	TX	—	2,223	3,952	(44)	2,202	3,929	6,131	116	2005	36.0
Houston	TX	—	4,704	6,311	(37)	4,660	6,318	10,978	209	2005	32.0
Houston	TX	—	3,049	4,727	(57)	3,020	4,699	7,719	149	2005	33.5
Houston	TX	—	229	286	128	227	416	643	34	2005	13.0
Houston	TX	—	601	—	(6)	595	—	595	—	2005	—
Houston	TX	—	541	—	(5)	536	—	536	—	2005	—
Irving	TX	—	4,535	7,127	(44)	4,494	7,124	11,618	232	2005	32.5
Irving	TX	—	3,143	1,257	90	3,114	1,376	4,490	97	2005	15.0
Irving	TX	—	4,761	4,877	(74)	4,716	4,848	9,564	153	2005	33.5
Plano	TX	—	2,415	6,587	(29)	2,392	6,581	8,973	199	2005	35.0
Draper	UT	—	3,530	—	5,979	3,504	6,005	9,509	62	2005	—
Charlottesville	VA	—	1,182	2,106	(26)	1,172	2,090	3,262	139	2004	38.0
Richmond	VA	—	4,088	4,496	(44)	4,055	4,485	8,540	334	2004	34.0
Subtotal		—	127,894	158,248	53,388	126,827	212,703	339,530	10,537

iStar Financial Inc.
Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation (Continued)
As of December 31, 2006
(Dollars in thousands)

					Cost	Gross Amount Carried
			Initial Cost to Company		Capitalized	at Close of Period					Depreciable
				Building and	Subsequent to		Building and		Accumulated	Date	Life
Location	State	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Acquired	(Years)
HOTEL:
Sacramento	CA	127,648	1,281	9,809	—	1,281	9,809	11,090	2,597	1998	40.0
San Diego	CA	—	4,394	27,030	—	4,394	27,030	31,424	7,358	1998	40.0
Sonoma	CA	—	3,308	20,623	—	3,308	20,623	23,931	5,604	1998	40.0
Durango	CO	—	1,242	7,865	—	1,242	7,865	9,107	2,132	1998	40.0
Boise	ID	—	968	6,405	—	968	6,405	7,373	1,726	1998	40.0
Missoula	MT	—	210	1,607	—	210	1,607	1,817	425	1998	40.0
Astoria	OR	—	269	2,043	—	269	2,043	2,312	541	1998	40.0
Bend	OR	—	233	1,726	—	233	1,726	1,959	459	1998	40.0
Coos Bay	OR	—	404	3,049	—	404	3,049	3,453	809	1998	40.0
Eugene	OR	—	361	2,721	—	361	2,721	3,082	722	1998	40.0
Medford	OR	—	609	4,668	—	609	4,668	5,277	1,236	1998	40.0
Pendleton	OR	—	556	4,245	—	556	4,245	4,801	1,124	1998	40.0
Salt Lake City	UT	—	5,620	32,695	—	5,620	32,695	38,315	8,972	1998	40.0
Kelso	WA	—	502	3,779	—	502	3,779	4,281	1,002	1998	40.0
Vancouver	WA	—	507	3,981	—	507	3,981	4,488	1,051	1998	40.0
Wenatchee	WA	—	513	3,825	—	513	3,825	4,338	1,016	1998	40.0
Seattle	WA	—	5,101	32,080	—	5,101	32,080	37,181	8,705	1998	40.0
Subtotal		127,648	26,078	168,151	—	26,078	168,151	194,229	45,479
Total corporate tenant lease assets		$ 328,260	$ 777,544	$ 2,483,515	$ 171,895	$ 762,530	$ 2,670,424	$ 3,432,954	$ 348,160

Explanatory Note:

(1)        The reduction of “Costs capitalized subsequent to acquisition” on certain retail facilities represent amounts that have been reclassified to intangible assets acquired based on their estimated fair values as a result of the buyout of third-party partnership interests in the Company’s AutoStar joint venture (see Note 6 to the Company’s Consolidated Financial Statements). The buyout was accounted for by applying the principles of SFAS No. 141 and 142.

iStar Financial Inc.
Notes to Schedule III
(Dollars in thousands)

1.   Reconciliation of Real Estate:

The following table reconciles Corporate Tenant Lease Assets from January 1, 2004 to December 31, 2006:

	2006	2005	2004
Balance at January 1	$3,405,030	$3,103,887	$2,714,772
Additions	145,259	333,793	580,971
Dispositions	(117,335)	(32,650)	(216,656)
Assets classified as held for Sale	—	—	24,800
Balance at December 31	$3,432,954	$3,405,030	$3,103,887

2.   Reconciliation of Accumulated Depreciation:

The following table reconciles Accumulated Depreciation from January 1, 2004 to December 31, 2006:

	2006	2005	2004
Balance at January 1	$(289,669)	$(226,845)	$(178,887)
Additions	(71,490)	(66,844)	(67,933)
Dispositions	12,999	4,020	19,975
Balance at December 31	$(348,160)	$(289,669)	$(226,845)

iStar Financial Inc.
Schedule IV—Mortgage Loans on Real Estate
As of December 31, 2006
(Dollars in thousands)

Type of Loan/Borrower	Description/Location	Interest Accrual Rates	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms(1)	Prior Liens(2)	Face Amount of Mortgages	Carrying Amount of Mortgages
Senior Mortgages:
Borrower A	Office, Chicago, IL	LIBOR + 3.00%	LIBOR + 3.00%	12/31/09	IO(3)	$—	$154,038	$153,707
Borrower B	Office, Detroit, MI	7.03%	7.03%	9/11/09	IO(4)	—	166,854	159,440
Senior mortgages individually < 3%							3,724,639	3,685,946
							4,045,531	3,999,093
Subordinate Mortgages:
Subordinate mortgages individually < 3%							620,964	615,031
							620,964	615,031
Total mortgages							$4,666,495	$4,614,124

Explanatory Notes:

(1)        P&I = principal and interest, IO = interest only.

(2)        Represents only third-party liens and excludes senior loans held by the Company from the same borrower on the same collateral.

(3)        Interest payments are paid at level amounts over the life of the loan and a $154.0 million balloon payment is due at maturity. As of December 31, 2006, the borrower would owe a 2% prepayment penalty if the loan was repaid prior to June 5, 2008 and 0.5% if the loan was repaid prior to December 5, 2008.

(4)        Interest payments are paid at level amounts over the life of the loan and a $166.9 million balloon payment is due at maturity.

iStar Financial Inc.
Notes to Schedule IV
(Dollars in thousands)

1. Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans on Real Estate from January 1, 2004 to December 31, 2006:

	2006	2005	2004
Balance at January 1	$3,563,620	$2,913,984	$2,657,363
Additions:
New mortgage loans	1,722,810	1,947,538	400,962
Additions under existing mortgage loans	656,476	210,729	12,472
Amortization of discount	67,338	29,422	7,733
Deductions:
Collections of principal	(1,385,584)	(1,482,936)	(136,827)
Charge-offs	(8,675)	—	—
Transfer to Corporate Tenant Lease Assets	—	(53,223)	(27,239)
Amortization of premium	(1,861)	(1,894)	(480)
Balance at December 31	$4,614,124	$3,563,620	$2,913,984

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

Based upon their evaluation as of December 31, 2006, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) are effective in recording, processing, summarizing and reporting, on a timely basis, information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

Management’s Report on Internal Control Over Financial Reporting—See page 60 for Management’s Report on Internal Control over Financial Reporting, and page 61 for the Report of Independent Registered Public Accounting Firm with respect to management’s assessment of internal control.

Changes in Internal Controls Over Financial Reporting—There have been no changes during the last fiscal quarter in the Company’s internal controls identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance of the Registrant

Portions of the Company’s definitive proxy statement for the 2007 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 11.                 Executive Compensation

Portions of the Company’s definitive proxy statement for the 2007 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Portions of the Company’s definitive proxy statement for the 2007 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 13.                 Certain Relationships, Related Transactions and Director Independence

Portions of the Company’s definitive proxy statement for the 2007 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

Item 14.                 Principal Registered Public Accounting Firm Fees and Services

Portions of the Company’s definitive proxy statement for the 2007 annual meeting of shareholders to be filed within 120 days after the close of the Company’s fiscal year are incorporated herein by reference.

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
2.3

Agreement and Plan of Merger, dated as of June 15, 1999, by and among Starwood Financial Trust, SA Merger Sub, Inc., STW Holdings I, Inc., the Stockholders named therein, Starwood Capital Group, L.L.C. and, to the extent described therein, TriNet Corporate Realty Trust, Inc. (3)

3.1

Amended and Restated Charter of the Company (including the Articles Supplementary for the Series A, B, C and D Preferred Stock, all of which has been redeemed other than the Series D Preferred Stock). (5)

3.2	Bylaws of the Company. (6)
3.3	Articles Supplementary for High Performance Common Stock—Series 1. (10)
3.4	Articles Supplementary for High Performance Common Stock—Series 2. (10)
3.5	Articles Supplementary for High Performance Common Stock—Series 3. (10)
3.6	Articles Supplementary for High Performance Common Stock—Series 4. (18)
3.7	Articles Supplementary for High Performance Common Stock—Series 5. (36)
3.8	Articles Supplementary for High Performance Common Stock—Series 6.
3.9	Articles Supplementary for High Performance Common Stock—Series 7.
3.10	Articles Supplementary for Executive and Director High Performance Common Stock—2005.
3.11	Articles Supplementary for Executive and Director High Performance Common Stock—2006.
3.12	Articles Supplementary for Executive and Director High Performance Common Stock—2007.
3.13	Articles Supplementary for Executive and Director High Performance Common Stock—2008.
3.14	Articles Supplementary relating to Series E Preferred Stock. (13)
3.15	Articles Supplementary relating to Series F Preferred Stock. (15)
3.16	Articles Supplementary relating to Series G Preferred Stock. (16)
3.17	Articles Supplementary relating to Series I Preferred Stock. (19)
4.1	Form of 7 7/8% Series E Cumulative Redeemable Preferred Stock Certificate. (13)
4.2	Form of 7.8% Series F Cumulative Redeemable Preferred Stock Certificate. (15)
4.3	Form of 7.65% Series G Cumulative Redeemable Preferred Stock Certificate. (16)
4.4	Form of 7.50% Series I Cumulative Redeemable Preferred Stock Certificate. (19)
4.5	Form of stock certificate for the Company’s Common Stock. (4)

4.6	Form of Global Note evidencing 5.95% Senior Notes due 2013 issued on September 22, 2006. (39)
4.7	Form of Global Note evidencing Senior Floating Rate Notes due 2009 issued on September 18, 2006. (39)
4.8	Form of Global Note evidencing 5.650% Senior Notes due 2011 issued on February 21, 2006. (37)
4.9	Form of Global Note evidencing 5.875% Senior Notes due 2016 issued on February 21, 2006. (37)
4.10	Form of Global Note evidencing 5.80% Senior Notes due 2011 issued on December 14, 2005. (31)
4.11	Form of Global Note evidencing Senior Floating Rate Notes issued on December 14, 2005. (31)
4.12	Form of Global Note evidencing 5.375% Senior Notes due 2010 issued on April 21, 2005. (30)
4.13	Form of Global Note evidencing 6.05% Senior Notes due 2015 issued on April 21, 2005. (30)
4.14	Form of Global Note evidencing 7.95% Senior Notes due 2006, which the Company assumed as a result of the merger of TriNet with iStar on March 30, 2005. (29)
4.15	Form of Global Note evidencing 5.15% Senior Notes due 2012 issued on March 1, 2005. (28)
4.16	Form of Global Note evidencing floating rate notes due 2008 issued on March 1, 2005. (28)
4.17

Form of Global Note evidencing 5.70% Notes due 2014 issued on March 9, 2004 and March 1, 2005 in connection with the Company’s exchange offer for TriNet Corporate Realty Trust, Inc.’s 7.70% Notes due 2017. (26)

4.18	Form of Global Note evidencing floating rate notes due 2007 issued on March 12, 2004 and May 10, 2004. (26)
4.19	Form of Global Note evidencing 5.125% Notes due 2011 issued on March 30, 2004. (26)
4.20	Form of Global Note evidencing 4.875% Senior Notes due 2009 issued on January 23, 2004. (26)
4.21	Form of Global Note evidencing 6.00% Senior Notes due 2010 issued on December 12, 2003. (17)
4.22	Form of Global Note evidencing 6.50% Senior Notes due 2013 issued on December 12, 2003. (17)
4.23	Form of Global Note evidencing 7.00% Senior Notes due 2008 issued in March and April of 2003. (11)(13)
4.24	Form of Global Note evidencing 8.75% Senior Notes due 2008 issued on August 16, 2001. (14)
4.25	Supplemental Indenture, dated as of August 16, 2001. (8)
4.26	Second Supplemental Indenture, dated as of March 14, 2003. (11)
4.27	Third Supplemental Indenture, dated as of December 12, 2003. (36)
4.28	Fourth Supplemental Indenture, dated as of December 12, 2003. (36)
4.29	Fifth Supplemental Indenture, dated as of March 1, 2005, as amended. (36)

4.30	Sixth Supplemental Indenture, dated as of March 1, 2005, as amended. (36)
4.31	Seventh Supplemental Indenture, dated as of April 21, 2005, as amended. (36)
4.32	Eighth Supplemental Indenture, dated as of April 21, 2005, as amended. (36)
4.33	Ninth Supplemental Indenture, dated as of December 14, 2005, as amended. (36)
4.34	Tenth Supplemental Indenture, dated as of December 14, 2005, as amended. (36)
4.35	Eleventh Supplemental Indenture, dated as of February 21, 2006, as amended. (37)
4.36	Twelfth Supplemental Indenture, dated as of February 21, 2006, as amended. (37)
4.37	Thirteenth Supplemental Indenture (containing amendments to the 7.000% Notes Due 2008), dated as of January 16, 2007, as amended. (38)
4.38	Fourteenth Supplemental Indenture (containing amendments to the 6.000% Notes Due 2010), dated as of January 16, 2007, as amended. (38)
4.39	Fifteenth Supplemental Indenture (containing amendments to the 6.500% Notes Due 2013), dated as of January 16, 2007, as amended. (38)
4.40	Second Supplemental Indenture (containing amendments to the 4.875% Notes Due 2009), dated as of January 16, 2007, as amended. (38)
4.41	Second Supplemental Indenture (containing amendments to the 5.125% Notes Due 2011), dated as of January 16, 2007, as amended. (38)
4.42	Second Supplemental Indenture (containing amendments to the 5.70% Notes Due 2014), dated as of January 16, 2007, as amended. (38)
4.43

TriNet Corporate Realty Trust, Inc., Supplemental Indenture No. 1, dated May 22, 1996, governing the 7.95% Senior Notes due 2006, which the Company assumed as a result of the merger of TriNet with iStar on March 30, 2005. (35)

4.44	Base Indenture, dated as of February 5, 2001, between iStar Financial Inc. and State Street Bank and Trust Company. (42)
4.45	Indenture dated January 23, 2004, governing 4.875% Senior Notes Due 2009. (20)
4.46	Indenture dated March 9, 2004, governing 5.70% Senior Notes Due 2014. (22)
4.47	Indenture dated March 12, 2004 governing Senior Floating Rate Notes due 2007. (23)
4.48	Indenture dated March 30, 2004, governing 5.125% Senior Notes Due 2011. (24)
4.49	Indenture dated September 18, 2006, governing the Senior Floating Rate Notes Due 2009. (39)
4.50	Indenture dated September 22, 2006, governing 5.95% Senior Notes Due 2013. (39)
10.1	iStar Financial Inc. 2006 Long Term Incentive Compensation Plan. (41)
10.2	Amended and Restated Master Agreement between iStar DB Seller, LLC, Seller and Deutsche Bank AG, Cayman Islands Branch, Buyer dated January 9, 2006. (32)
10.3	Employment Agreement dated February 11, 2004, by and between iStar Financial Inc. and Jay Sugarman. (18)
10.4	Performance Retention Grant Agreement dated February 11, 2004. (18)

10.5	Employment Agreement dated November 12, 2004, by and between iStar Financial Inc. and Jay Nydick. (25)
10.6	Agreement and Plan of Merger, dated as of January 19, 2005, among iStar Financial Inc., Flash Acquisition Company LLC and Falcon Financial Investment Trust. (27)
10.7	Share Option Agreement, dated as of January 19, 2005, among iStar Financial Inc., Flash Acquisition Company LLC and Falcon Financial Investment Trust. (27)
10.8	Purchase Agreement, dated February 14, 2005, among iStar Financial Inc., Oak Hill Advisors, L.P. and the other parties named therein. (29)
10.9	Amended and Restated Employment Agreement, dated January 19, 2005, by and between Falcon Financial Investment Trust and Vernon B. Schwartz. (34)
10.10

Amended and Restated Revolving Credit Agreement among iStar Financial Inc. and JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A. as Syndication Agent dated June 28, 2006. (40)

10.11	Non-Employee Directors’ Deferral Plan. (21)
10.12	Form of Restricted Stock Unit Award Agreement. (33)
12.1	Computation of Ratio of EBITDA to interest expense.
12.2	Computation of Ratio of EBITDA to combined fixed charges.
12.3	Computation of Ratio of Earnings to fixed charges and Earnings to fixed charges and preferred stock dividends.
14.0	iStar Financial Inc. Code of Conduct. (26)
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

Explanatory Notes:

          (1) Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 filed on April 2, 1998 (File No. 001-15371).

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

          (5) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed on May 15, 2000.

          (6) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000.

          (7) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001.

          (8) Incorporated by reference from the Company’s Quarterly Report on Form 8-K filed on August 15, 2001.

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

    (33) Incorporated by reference from the Company’s Form 8-K filed on January 25, 2007.

    (34) Incorporated by reference from Falcon Financial Investment Trust’s Form 8-K filed on January 24, 2005.

    (35) Incorporated by reference from TriNet Corporate Realty Trust, Inc.’s Form 8-K filed on July 1, 1996.

    (36) Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006 (File No. 001-15371).

    (37) Incorporated by reference from the Company’s Form 8-K filed on February 24, 2006.

    (38) Incorporated by reference from the Company’s Form 8-K filed on January 16, 2007.

    (39) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006.

    (40) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 8, 2006.

    (41) Incorporated by reference from the Company’s Definitive Proxy Statement filed on May 1, 2006.

    (42) Incorporated by reference from the Company’s Form S-3 filed on February 12, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSTAR FINANCIAL INC.
Registrant
Date: February 28, 2007	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and Chief Executive Officer (Principal executive officer)
Date: February 28, 2007	/s/ CATHERINE D. RICE
Catherine D. Rice
Chief Financial Officer (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2007	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors Chief Executive Officer
Date: February 28, 2007	/s/ WILLIS ANDERSEN JR.
Willis Andersen Jr.
Director
Date: February 28, 2007	/s/ ROBERT W. HOLMAN, Jr.
Robert W. Holman, Jr.
Director
Date: February 28, 2007	/s/ ROBIN JOSEPHS
Robin Josephs
Director
Date: February 28, 2007	/s/ JOHN G. MCDONALD
John G. McDonald
Director
Date: February 28, 2007	/s/ GEORGE R. PUSKAR
George R. Puskar
Director
Date: February 28, 2007	/s/ JEFFREY WEBER
Jeffrey Weber
Director
Date: February 28, 2007	/s/ GLEN AUGUST
Glen August
Director