Form 10-Q
period 2007-03-31
ISTAR FINANCIAL INC
filed 2007-05-09
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007 there were 128,166,685 shares of common stock, $0.001/par value per share of iStar Financial Inc., (“Common Stock”) outstanding.

iStar Financial Inc.
Index to Form 10-Q

PART I.         CONSOLIDATED FINANCIAL INFORMATION

Item 1.              Financial Statements

iStar Financial Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	As of March 31,	As of December 31,
	2007	2006
ASSETS
Loans and other lending investments, net	$7,691,417	$6,799,850
Corporate tenant lease assets, net	3,177,585	3,084,794
Other investments	444,649	407,617
Investments in joint ventures	366,453	382,030
Assets held for sale	24,124	9,398
Cash and cash equivalents	126,873	105,951
Restricted cash	28,631	28,986
Accrued interest and operating lease income receivable	81,703	72,954
Deferred operating lease income receivable	83,629	79,498
Deferred expenses and other assets	63,178	71,181
Goodwill	17,736	17,736
Total assets	$12,105,978	$11,059,995
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$180,809	$200,957
Debt obligations	8,820,821	7,833,437
Total liabilities	9,001,630	8,034,394
Commitments and contingencies	—	—
Minority interest in consolidated entities	35,766	38,738
Shareholders’ equity:
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	4	4
Series E Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,600 shares issued and outstanding at March 31, 2007 and December 31, 2006	6	6
Series F Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	4	4
Series G Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 3,200 shares issued and outstanding at March 31, 2007 and December 31, 2006	3	3
Series I Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	5	5
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 126,708 and 126,565 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	127	127
Options	1,682	1,696
Additional paid-in capital	3,466,129	3,464,229
Retained earnings (deficit)	(396,179)	(479,695)
Accumulated other comprehensive income (See Note 14)	13,273	16,956
Treasury stock (at cost)	(26,272)	(26,272)
Total shareholders’ equity	3,068,582	2,986,863
Total liabilities and shareholders’ equity	$12,105,978	$11,059,995

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2007	2006
Revenue:
Interest income	$180,860	$126,048
Operating lease income	81,486	81,914
Other income	28,475	13,468
Total revenue	290,821	221,430
Costs and expenses:
Interest expense	128,539	93,533
Operating costs—corporate tenant lease assets	6,852	5,412
Depreciation and amortization	20,092	18,673
General and administrative	37,550	19,133
Provision for loan losses	5,000	1,000
Total costs and expenses	198,033	137,751
Income before equity in earnings from joint ventures, minority interest and other items	92,788	83,679
Equity in (loss) earnings from joint ventures	(1,351)	286
Minority interest in consolidated entities	564	(248)
Income from continuing operations	92,001	83,717
Income from discontinued operations	680	2,087
Gain from discontinued operations, net	1,415	2,182
Net income	94,096	87,986
Preferred dividend requirements	(10,580)	(10,580)
Net income allocable to common shareholders and HPU holders(1)	$83,516	$77,406
Per common share data(2):
Income from continuing operations per common share:
Basic	$0.63	$0.63
Diluted	$0.62	$0.62
Net income per common share:
Basic	$0.64	$0.67
Diluted	$0.64	$0.66
Weighted average number of common shares—basic	126,693	113,243
Weighted average number of common shares—diluted	127,867	114,357
Per HPU share data(2):
Income from continuing operations per HPU share:
Basic	$118.93	$119.27
Diluted	$117.87	$118.07
Net income per HPU share:
Basic	$122.00	$126.20
Diluted	$120.93	$125.00
Weighted average number of HPU shares—basic	15	15
Weighted average number of HPU shares—diluted	15	15

Explanatory Notes:

(1)    HPU holders are Company employees who purchased high performance common stock units under the Company’s High Performance Unit Program (see Note 12).

(2)           See Note 13—Earnings Per Share for additional information.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(In thousands)
(unaudited)

Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series I Preferred Stock	HPU’s	Common Stock at Par	Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2006	$4	$6	$4	$3	$5	$9,800	$127	$1,696	$3,464,229	$(479,695)	$16,956	$(26,272)	$2,986,863
Exercise of options	—	—	—	—	—	—	—	(14)	312	—	—	—	298
Dividends declared—preferred	—	—	—	—	—	—	—	—	—	(10,580)	—	—	(10,580)
Issuance of stock—vested restricted stock units	—	—	—	—	—	—	—	—	1,233	—	—	—	1,233
Issuance of stock—DRIP/stock purchase plan	—	—	—	—	—	—	—	—	355	—	—	—	355
Net income for the period	—	—	—	—	—	—	—	—	—	94,096	—	—	94,096
Change in accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	—	(3,683)	—	(3,683)
Balance at March 31, 2007	$4	$6	$4	$3	$5	$9,800	$127	$1,682	$3,466,129	$(396,179)	$13,273	$(26,272)	$3,068,582

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$94,096	$87,986
Adjustments to reconcile net income to cash flows from operating activities:
Minority interest in consolidated entities	(564)	248
Non-cash expense for stock-based compensation	4,652	1,326
Depreciation, depletion and amortization	21,977	21,300
Amortization of deferred financing costs	6,126	6,113
Amortization of discounts/premiums, deferred interest and costs on lending investments	(18,508)	(17,272)
Discounts, loan fees and deferred interest received	11,726	6,076
Equity in loss/(earnings) of unconsolidated entities	139	(286)
Distributions from operations of unconsolidated entities	15,050	3,424
Deferred operating lease income receivable	(5,301)	(3,286)
Gain from discontinued operations, net	(1,415)	(2,182)
Provision for loan losses	5,000	1,000
Provision for deferred taxes	737	—
Other non-cash adjustments	(2,562)	—
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	(8,652)	(13,340)
Changes in deferred expenses and other assets	3,053	(25,178)
Changes in accounts payable, accrued expenses and other liabilities	(16,724)	(17,286)
Cash flows from operating activities	108,830	48,643
Cash flows from investing activities:
New investment originations	(1,031,564)	(610,819)
Add-on fundings under existing loan commitments	(350,276)	(186,420)
Net proceeds from sales of corporate tenant lease assets	34,844	9,043
Repayments of and principal collections on loans and other lending investments	314,927	474,168
Contributions to unconsolidated entities	(9,561)	(3,158)
Distributions from unconsolidated entities	7,474	822
Capital improvements for build-to-suit facilities	(15,996)	(17,323)
Capital improvement projects on corporate tenant lease assets	(1,217)	(3,369)
Other capital expenditures on corporate tenant lease assets	(863)	(1,692)
Other investing activities, net	220	—
Cash flows from investing activities	(1,052,012)	(338,748)
Cash flows from financing activities:
Borrowings under secured revolving credit facility	130,000	105,073
Repayments under secured revolving credit facility	(130,000)	(105,073)
Borrowings under unsecured revolving credit facilities	5,824,196	774,000
Repayments under unsecured revolving credit facilities	(5,641,000)	(1,559,000)
Borrowings under secured term loans	7,066	—
Repayments under secured term loans	(53,475)	(17,056)
Borrowings under unsecured notes	1,035,000	991,489
Repayments under unsecured notes	(200,000)	—
Borrowings under foreign lines of credit	—	81,035
Contributions from minority interest partners	—	407
Distributions to minority interest partners	(319)	(560)
Changes in restricted cash held in connection with debt obligations	355	(8,776)
Payments for deferred financing costs/proceeds from hedge settlements, net	4,993	(2,564)
Shares withheld for employee taxes on stock based compensation arrangements	(2,988)	(427)
Preferred dividends paid	(10,580)	(10,580)
HPUs issued	—	9
Proceeds from exercise of options and issuance of DRIP/Stock purchase shares	856	1,001
Cash flows from financing activities	964,104	248,978
Changes in cash and cash equivalents	20,922	(41,127)
Cash and cash equivalents at beginning of period	105,951	115,370
Cash and cash equivalents at end of period	$126,873	$74,243

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

The Company’s corporate tenant leasing business provides capital to corporations and other owners who control facilities leased primarily to single creditworthy customers. The Company’s net leased assets are generally mission critical headquarters or distribution facilities that are subject to long-term leases with public companies, many of which are rated corporate credits, and many of which provide for most expenses at the facility to be paid by the corporate customer on a triple net lease basis. Corporate tenant lease, or CTL, transactions have initial terms generally ranging from 15 to 20 years and typically range in size from $20 million to $150 million.

Organization—The Company began its business in 1993 through private investment funds formed to capitalize on inefficiencies in the real estate finance market. In March 1998, these funds contributed their assets to the Company’s predecessor in exchange for a controlling interest in that company. The Company later acquired its former external advisor in exchange for shares of the Company’s common stock (‘‘Common Stock’’) and converted its organizational form to a Maryland corporation. As part of the conversion to a Maryland corporation, the Company replaced its former dual class common share structure with a single class of Common Stock. The Company’s Common Stock began trading on the New York Stock Exchange on November 4, 1999. Prior to this date, the Company’s Common Stock was traded on the American Stock Exchange. Since that time, the Company has grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions, including the acquisition in 1999 of TriNet Corporate Realty Trust, Inc., the acquisition in 2005 of Falcon Financial Investment Trust and the acquisition in 2005 of a significant non-controlling interest in Oak Hill Advisors, L.P. and affiliates.

Note 2—Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These unaudited Consolidated Financial Statements and related Notes should be read in conjunction with the

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2—Basis of Presentation (Continued)

Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Consolidated Financial Statements include the accounts of the Company, its qualified REIT subsidiaries, its majority-owned and controlled partnerships and other entities that are consolidated under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB 51 (“FIN 46R”) (see Note 6). All significant intercompany balances and transactions have been eliminated in consolidation. Certain investments in joint ventures or other entities which the Company does not control are accounted for under the equity method (see Note 6 and Note 7).

In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position at March 31, 2007 and December 31, 2006 and the results of its operations and its cash flows for the three months ended March 31, 2007 and 2006, respectively, and its changes in shareholders’ equity for the three months ended March 31, 2007. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

As of March 31, 2007, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, have not changed materially.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related notes to conform to the 2007 presentation.

Note 3—Recent Accounting Pronouncements

In February 2007, the FASB released Statement of Financial Accounting Standards No. 159 (“SFAS No. 159), “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value and is effective for the first fiscal year beginning after November 15, 2007. The Company will adopt SFAS No. 159 on January 1, 2008, as required, and management is still evaluating the impact on the Company’s Consolidated Financial Statements.

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
Notes to Consolidated Financial Statements (Continued)

Note 3—Recent Accounting Pronouncements (Continued)

In July 2006, the FASB released Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109.”  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, as required. As a result of the implementation of FIN 48, the Company did not have any unrecognized tax benefits or any additional tax liabilities as of January 1, 2007 or as of March 31, 2007. The Company’s policy is to recognize interest expense and penalties related to uncertain tax positions, if any, as income tax expense, which is included in “General and administrative” costs on the Company’s Consolidated Statements of Operations.

In March 2006, the FASB released Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets.”  SFAS No. 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from the use of different measurement attributes for servicing rights and the related financial instruments used to economically hedge risks associated  with those servicing rights. SFAS No. 156 modifies the accounting for servicing rights by:  (1) clarifying when a separate asset or servicing liability should be recognized; (2) requiring a separately recognized servicing asset or servicing liability to be measured at fair value; (3) allowing entities to subsequently measure servicing rights either at fair value or under the amortization method for each class of a separately recognized servicing asset or servicing liability; (4) permitting a one-time reclassification of available-for-sale securities to trading securities; and (5) requiring separate presentation of servicing assets and servicing liabilities subsequently measured at fair value. SFAS No. 156 is effective  in annual periods beginning after September 15, 2006. The Company adopted SFAS No. 156 on January 1, 2007, as required, and it did not have a significant impact on the Company’s Consolidated Financial Statements.

In February 2006, the FASB released Statement of Financial Accounting Standards No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Financial Instruments.”  The key provisions of SFAS No. 155 include: (1) a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips (IOs) and principal-only strips (POs) from derivative accounting under paragraph 14 of Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a qualifying special-purpose entity (QSPE) holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS No. 155 is effective for annual periods beginning after September 15, 2006. The Company adopted SFAS No. 155 on January 1, 2007, as required, and it did not have a significant impact on the Company’s Consolidated Financial Statements.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments

The following is a summary description of the Company’s loans and other lending investments ($ in thousands)(1):

		# of	Principal	Carrying Value as of		Effective
	Underlying	Borrowers	Balances	March 31,	December 31,	Maturity	Contractual Interest	Contractual Interest	Principal	Participation
Type of Investment	Property Type	In Class	Outstanding	2007	2006	Dates	Payment Rates(2)	Accrual Rates(2)	Amortization(3)	Features(4)
Senior Mortgages(5)(7)	Office/Residential/ Retail/Industrial, R&D/Mixed Use/Hotel/ Entertainment, Leisure/Other	139	$4,688,217	$4,648,298	$3,999,093	2007 to 2026	Fixed: 6.5% to 30% Variable: LIBOR + 1.6% to LIBOR + 7%	Fixed: 6.5% to 30% Variable: LIBOR + 1.6% to LIBOR + 7%	Yes	No
Subordinate Mortgages(6)(7)	Office/Residential/ Retail/Mixed Use/Hotel/ Entertainment, Leisure/Other	24	701,123	694,797	615,031	2007 to 2017	Fixed: 5% to 10.5% Variable: LIBOR + 1.49% to LIBOR +7.75%	Fixed: 7.32% to 25% Variable: LIBOR + 1.49% to LIBOR + 10%	Yes	No
Corporate/ Partnership Loans(6)(7)	Office/Residential/ Retail/Industrial, R&D/Mixed Use/Hotel/ Entertainment, Leisure/Other	40	1,586,063	1,572,602	1,347,249	2007 to 2046	Fixed: 7.62% to 17.5% Variable: LIBOR + 0.6% to LIBOR +7%	Fixed: 7.62% to 17.5% Variable: LIBOR + 0.6% to LIBOR + 14%	Yes	No
Total Loans				6,915,697	5,961,373
Reserve for Loan Losses				(57,201)	(52,201)
Total Loans, net				6,858,496	5,909,172
Other Lending Investments—Securities(6)(7)(8)	Residential/Retail/ Industrial, R&D/ Entertainment, Leisure/Other	9	859,154	832,921	890,678	2007 to 2023	Fixed: 6% to 9.25% Variable: LIBOR + 1.4% to LIBOR + 5.63%	Fixed: 6% to 17.00% Variable: LIBOR + 1.4% to LIBOR + 5.63%	Yes	No
Total Loans and Other Lending Investments, net				$7,691,417	$6,799,850

Explanatory Notes:

(1)                Details (other than carrying values) are for loans outstanding as of March 31, 2007.

(2)                Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR on March 31, 2007 was 5.32%. As of March 31, 2007, nine loans with a combined carrying value of $243.1 million have a stated accrual rate that exceeds the stated pay rate.

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

(5)                Includes one loan with a carrying value of $47.1 million which the Company has ceased accruing the contractual exit fees as of January 1, 2006.

(6)                As of March 31, 2007, five loans with a combined carrying value of $134.3 million have stated accrual rates of up to 25%, however, no interest is due until their scheduled maturities ranging from 2009 to 2046.

(7)                As of March 31, 2007, includes foreign denominated loans with combined carrying values of approximately £160.6 million, €245.8 million, CAD 22.2 million and SEK 239.5 million. Amounts in table have been converted to U.S. dollars based on exchange rates in effect at March 31, 2007.

(8)                Included in Other Lending Investments are $245.0 million of securities which mature in less than one year, $250.3 million that mature in one to five years and $332.2 million that mature in five to ten years.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments (Continued)

During the three months ended March 31, 2007 and 2006, respectively, the Company and its affiliated ventures originated or acquired an aggregate of approximately $1.00 billion and $590.2 million in loans and other lending investments, funded $350.3 million and $186.4 million under existing loan commitments, and received principal repayments of $314.9 million and $474.2 million.

As of March 31, 2007, the Company had 86 loans with unfunded commitments. The total unfunded commitment amount was approximately $3.09 billion, of which $16.6 million was discretionary and $3.07 billion was non-discretionary.

The Company has reflected provisions for loan losses of approximately $5.0 million and $1.0 million in its results of operations during the three months ended March 31, 2007 and 2006, respectively. These provisions represent increases in loan loss reserves based on management’s evaluation of general market conditions, the Company’s internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults, the credit quality of the underlying collateral and changes in the size of the loan portfolio.

During the year ended December 31, 2006, the Company recorded total charge-offs of $8.7 million, related to three separate loans. In March 2007, under a consensual agreement with the borrower, the Company took title to a building that served as the sole collateral for a senior mortgage loan. The Company intends to hold the asset for use and has recorded the fair value of the building in “Corporate tenant lease assets, net” on the Company’s Consolidated Balance Sheet (see Note 5 for further detail). The Company determined that the fair value of the building and other net assets received approximated the net carrying value of the loan and no gain or loss was recorded as a result of the transaction. In addition, the Company determined that a portion of the fair value of the building was attributable to intangible assets that were separately recorded in “Other investments,” on the Company’s Consolidated Balance Sheet (see Note 7 for further detail).

Changes in the Company’s reserve for loan losses were as follows (in thousands):

Reserve for loan losses, December 31, 2005	$46,876
Additional provision for loan losses	14,000
Charge-offs	(8,675)
Reserve for loan losses, December 31, 2006	52,201
Additional provision for loan losses	5,000
Reserve for loan losses, March 31, 2007	$57,201

Note 5—Corporate Tenant Lease Assets

During the three months ended March 31, 2007 and 2006, respectively, the Company acquired an aggregate of approximately $20.1 million and $10.7 million in CTL assets and disposed of CTL assets for net proceeds of approximately $34.8 million and $9.0 million. In addition, in March 2007, the Company received title to a building with a fair value of $156.8 million that served as collateral for a senior mortgage loan. The Company allocated $120.4 million of this fair value to CTL assets and the remainder was allocated to CTL intangibles (see Note 4 and Note 7 for further discussion). As of March 31, 2007 and December 31, 2006, the Company had unamortized intangible assets related to CTL purchases of approximately $76.0 million and $41.4 million, respectively, and included these in “Other investments” on the Company’s Consolidated Balance Sheets.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5—Corporate Tenant Lease Assets (Continued)

The Company’s investments in CTL assets, at cost, were as follows (in thousands):

	As of March 31, 2007	As of December 31, 2006
Facilities and improvements	$2,772,038	$2,670,424
Land and land improvements	766,221	762,530
Less: accumulated depreciation	(360,674)	(348,160)
Corporate tenant lease assets, net	$3,177,585	$3,084,794

Under certain leases, the Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended March 31, 2007 and 2006 were approximately $7.0 million and $6.7 million, respectively, and are included as a reduction of “Operating costs—corporate tenant lease assets” on the Company’s Consolidated Statements of Operations.

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

As of March 31, 2007, the Company had $52.3 million of unfunded commitments, of which $0.3 million was discretionary and $52.1 million was non-discretionary related to eight CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon completion of the improvements or construction, the Company will receive additional operating lease income from the customers. In addition, the Company has $24.2 million of non-discretionary unfunded commitments related to 19 existing customers in the form of tenant improvements which were negotiated between the Company and the customers at the commencement of the leases.

As of March 31, 2007, there were four CTL assets with an aggregate book value of $24.1 million classified as “Assets held for sale” on the Company’s Consolidated Balance Sheet. One facility with a book value of $15.4 million sold on April 6, 2007 for net proceeds of approximately $17.6 million and realized a gain of approximately $2.2 million.

On March 30, 2007, the Company sold one CTL asset for net proceeds of approximately $15.0 million and realized a gain of approximately $0.5 million. On February 1, 2007, the Company sold one CTL asset for net proceeds of approximately $19.9 million and realized a gain of approximately $0.9 million. On March 6, 2006, the Company sold two CTL assets for net proceeds of approximately $9.0 million and realized a gain of approximately $2.2 million.

The Company capitalized interest on build-to-suit CTL assets of approximately $0.6 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively.

Note 6—Joint Ventures and Minority Interest

Investments in unconsolidated joint ventures—Income or loss generated from the Company’s joint venture investments is included in “Equity in (loss) earnings from joint ventures” on the Company’s Consolidated Statements of Operations.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6—Joint Ventures and Minority Interest (Continued)

At March 31, 2007, the Company had a 50% investment in Corporate Technology Centre Associates, LLC (“CTC”), whose external member is Corporate Technology Centre Partners, LLC. The Company’s investment in this joint venture at March 31, 2007 was $4.6 million. The Company accounts for this investment under the equity method because the Company’s joint venture partner has certain participating rights that give it shared control over the joint venture.

In addition, the Company has 47.5% investments in Oak Hill Advisors, L.P. and Oak Hill Credit Alpha MGP, 48.1% investments in OHSF GP Partners II LLC and OHSF GP Partners, LLC, and a 45.5% investment in Oak Hill Credit Opportunities MGP, LLC (collectively, “Oak Hill”). The Company’s carrying value in these ventures at March 31, 2007 was $189.9 million. The Company has determined that all of these entities are variable interest entities and that an external member is the primary beneficiary. As such, the Company accounts for these ventures under the equity method. Upon acquisition of the interests in Oak Hill there was a difference between the Company’s book value of the equity investments and the underlying equity in the net assets of Oak Hill of approximately $200.2 million. The Company allocated this value to identifiable intangible assets of approximately $81.8 million and goodwill of $118.4 million. As of March 31, 2007, the unamortized balance related to intangible assets for these investments was approximately $63.0 million.

In addition, the Company, through its majority owned subsidiary TimberStar Operating Partnership, L.P. (“TimberStar”), has a 46.7% investment in TimberStar Southwest Holdco LLC (“TimberStar Southwest”). The Company’s investment in this joint venture at March 31, 2007 was $172.0 million. The joint venture’s carrying value for the timberlands owned at March 31, 2007 was $1.11 billion. The joint venture had total assets of $1.98 billion and total liabilities of $1.61 billion as of March 31, 2007 and a net loss of $9.4 million for the period ended March 31, 2007. Included in the liabilities is $1.60 billion of debt that is non-recourse to the Company. The Company accounts for this investment under the equity method because the Company’s joint venture partners have certain participating rights giving them shared control over the venture.

On March 7, 2007, the Company guaranteed two €0.5 million deferred payments on behalf of a European partnership venture. The maximum potential exposure under these guarantees was €1.1 million as of March 31, 2007. On April 20, 2007, the Company closed on a commitment to invest in a European fund that will own the partnership that received the guarantees. The funding of a portion of the commitment to this fund has provided enough liquidity to relieve the guarantees of the deferred payments. A liability related to these guarantees was not recorded.

Minority Interest—Income or loss allocable to external partners in consolidated entities is included in “Minority interest in consolidated entities” on the Company’s Consolidated Statements of Operations.

As of March 31, 2007, the Company consolidates eight entities in which it either holds a majority interest or where it is a primary beneficiary under FIN 46R, and records the minority interest of the external partner(s) in “Minority interest in consolidated entities” on the Company’s Consolidated Balance Sheets.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Other Investments

Other investments consist of the following items (in thousands):

	As of March 31, 2007	As of December 31, 2006
Strategic investments	$221,180	$213,348
Timber and timberlands, net of accumulated depletion	145,048	146,910
CTL intangibles, net of accumulated amortization	76,002	41,358
Marketable securities	2,419	6,001
Other investments	$444,649	$407,617

In March 2007, the Company received title to a building that served as collateral for a senior mortgage loan and recorded CTL intangibles of approximately $36.4 million related to this building (see Note 4 for further detail).

As of March 31, 2007, the Company has $221.2 million invested in 28 separate real estate related funds or other strategic investment opportunities within niche markets. Of these 28 investments, 15 or $143.1 million are accounted for under the cost method. The remaining 13 investments, totaling $78.1 million are accounted for under the equity method. As of March 31, 2007, the Company had $53.4 million of non-discretionary unfunded commitments related to nine strategic investments.

Note 8—Other Assets and Other Liabilities

Deferred expenses and other assets consist of the following items (in thousands):

	As of March 31,	As of December 31,
	2007	2006
Deferred financing fees, net	$13,130	$14,217
Leasing costs, net	14,106	13,294
Intangible assets, net	10,165	10,673
Derivative assets	3,357	9,333
Other assets	22,420	23,664
Deferred expenses and other assets	$63,178	$71,181

Accounts payable, accrued expenses and other liabilities consist of the following items (in thousands):

	As of March 31,	As of December 31,
	2007	2006
Accrued interest payable	$85,842	$84,954
Accrued expenses	22,216	39,420
Security deposits from customers	23,598	23,581
Derivative liabilities	18,782	23,286
Other liabilities	30,371	29,716
Accounts payable, accrued expenses and other liabilities	$180,809	$200,957

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations

As of March 31, 2007 and December 31, 2006, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

	Maximum	Carrying Value as of		Stated	Scheduled
	Amount	March 31,	December 31,	Interest	Maturity
	Available	2007	2006	Rates(1)	Date(1)
Secured revolving credit facility:
Line of credit	$500,000	$—	$—	LIBOR + 1%—2%(2)	January 2009(3)
Unsecured revolving credit facilities:
Line of credit(4)	2,200,000	1,112,229	923,068	LIBOR + 0.525%(5)	June 2011
Total revolving credit facilities	$2,700,000	1,112,229	923,068
Secured term loans:
Secured by CTL asset		126,411	127,648	7.44%	April 2009
Secured by CTL assets		138,752	141,978	6.8%—8.8%	Various through 2026
Secured by investments in corporate bonds and commercial mortgage backed securities		186,042	227,768	LIBOR + 0.22%—0.65%	August 2007
Secured by CTL asset		58,414	58,634	6.41%	January 2013
Total secured term loans		509,619	556,028
Debt premium		5,949	6,088
Total secured term loans		515,568	562,116
Unsecured notes:
LIBOR + 0.34% Senior Notes		500,000	500,000	LIBOR + 0.34%	September 2009
LIBOR + 0.35% Senior Notes(6)		500,000	—	LIBOR + 0.35%	March 2010
LIBOR + 0.39% Senior Notes		400,000	400,000	LIBOR + 0.39%	March 2008
LIBOR + 0.55% Senior Notes		225,000	225,000	LIBOR + 0.55%	March 2009
LIBOR + 1.25% Senior Notes		—	200,000	LIBOR + 1.25%	March 2007
4.875% Senior Notes		350,000	350,000	4.875%	January 2009
5.125% Senior Notes		250,000	250,000	5.125%	April 2011
5.15% Senior Notes		700,000	700,000	5.15%	March 2012
5.375% Senior Notes		250,000	250,000	5.375%	April 2010
5.5% Senior Notes(6)		300,000	—	5.5%	June 2012
5.65% Senior Notes		500,000	500,000	5.65%	September 2011
5.7% Senior Notes		367,022	367,022	5.7%	March 2014
5.8% Senior Notes		250,000	250,000	5.8%	March 2011
5.85% Senior Notes(6)		250,000	—	5.85%	March 2017
5.875% Senior Notes		500,000	500,000	5.875%	March 2016
5.95% Senior Notes		889,669	889,669	5.95%	October 2013
6% Senior Notes		350,000	350,000	6%	December 2010
6.05% Senior Notes		250,000	250,000	6.05%	April 2015
6.5% Senior Notes		150,000	150,000	6.5%	December 2013
7% Senior Notes		185,000	185,000	7%	March 2008
8.75% Notes		50,331	50,331	8.75%	August 2008
Total unsecured notes		7,217,022	6,367,022
Debt discount		(103,228)	(93,636)
Fair value adjustment to hedged items (see Note 11)		(18,782)	(23,137)
Total unsecured notes		7,095,012	6,250,249
Other debt obligations		100,000	100,000	LIBOR + 1.5%	October 2035
Debt discount		(1,988)	(1,996)
Total other debt obligations		98,012	98,004
Total debt obligations		$8,820,821	$7,833,437

Explanatory Notes:

(1)    All interest rates and maturity dates are for debt outstanding as of March 31, 2007. Some variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. Foreign variable-rate debt obligations are based on 30-day UK LIBOR for British pound borrowing, 30-day EURIBOR for euro borrowing and 30-day Canadian LIBOR for Canadian dollar borrowing. The 30-day LIBOR rate on March 31, 2007 was 5.32%. The 30-day UK LIBOR, EURIBOR and Canadian LIBOR rates on March 31, 2007 were 5.47%, 3.86% and 4.26%, respectively. Other variable-rate debt obligations are based on 90-day LIBOR and reprice every three months. The 90-day LIBOR rate on March 31, 2007 was 5.35%.

(2)             This facility has an unused commitment fee of 0.25% on any undrawn amounts.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

(3)             Maturity date reflects one-year “term-out” extension at the Company’s option.

(4)             As of March 31, 2007, the line of credit included foreign borrowings of £125.5 million, €292.0 million, and CAD 23.5 million. Amounts in the table have been converted to U.S. dollars based on exchange rates in effect at March 31, 2007.

(5)             This facility has an annual commitment fee of 0.125%.

(6)    On March 9, 2007, the Company issued $300 million of 5.5% Senior Notes due 2012, $250 million of 5.85% Senior Notes due 2017 and $500 million of three-month LIBOR + 0.35% Senior Notes due 2010.

The Company’s primary source of short-term funds is a $2.20 billion unsecured revolving credit facility. Under the facility the Company is required to meet certain financial covenants. As of March 31, 2007, there is approximately $1.04 billion available to draw under the facility. In addition, the Company has one secured revolving credit facility for which availability is based on percentage borrowing base calculations.

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

On January 9, 2007, in connection with a consent solicitation of the holders of the respective notes, the Company amended certain covenants in its 7% Senior Notes due 2008, 4.875% Senior Notes due 2009, 6% Senior Notes due 2010, 5.125% Senior Notes due 2011, 6.5% Senior Notes due 2013, and 5.7% Senior Notes due 2014 (collectively, the “Notes”).  Holders of approximately 95.43% of the aggregate principal amount of the Notes consented to the solicitation.  The purpose of the amendments was to conform most of the covenants to the covenants contained in the indentures governing the senior notes issued by the Company since it achieved an investment grade rating from S&P, Moody’s and Fitch.  In connection with the consent solicitation the Company paid an aggregate fee of $6.5 million to the consenting note holders, which will be amortized into expense over the remaining term of the Notes.  In addition, the Company incurred advisory and professional fees aggregating $2.4 million, which were recorded as expense and included in “General and administrative” on the Company’s Consolidated Statement of Operations for the three months ended March 31, 2007.

Significant non-financial covenants include a requirement in some series of its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of March 31, 2007, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

Capital Markets Activity—During the three months ended March 31, 2007, the Company issued $300 million and $250 million aggregate principal amounts of fixed-rate Senior Notes bearing interest at annual rates of 5.5% and 5.85% and maturing in 2012 and 2017, respectively, and $500 million of variable-rate Senior Notes bearing interest at three-month LIBOR + 0.35% maturing in 2010. The Company primarily used the proceeds from the issuance of these securities to repay outstanding indebtedness under its unsecured revolving credit facility. In connection with this issuance, the Company settled forward starting interest rate swap agreements with notional amounts totaling $200 million and ten-year terms matching that of the $250 million Senior Notes due in 2017. The Company also entered into interest rate swap agreements to swap the fixed interest rate on the $300 million Senior Notes due in 2012 for a variable interest rate (see Note 11 for further detail). In addition, the Company’s $200 million of LIBOR + 1.25% Senior Notes matured in March 2007.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

As of March 31, 2007, future scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2007 (remaining nine months)	$186,042
2008	635,331
2009	1,218,018
2010	1,105,622
2011	2,143,499
2012	1,000,000
Thereafter	2,650,358
Total principal maturities	8,938,870
Unamortized debt discounts/premiums, net	(99,267)
Fair value adjustment to hedged items (see Note 11)	(18,782)
Total debt obligations	$8,820,821

Explanatory Note:

(1)             Assumes exercise of extensions to the extent such extensions are at the Company’s option.

Note 10—Shareholders’ Equity

DRIP/Stock Purchase Plan—During the three months ended March 31, 2007 and 2006, the Company issued a total of approximately 7,400 and 12,700 shares of its Common Stock, respectively, through the dividend reinvestment and direct stock purchase plans. Net proceeds during the three months ended March 31, 2007 and 2006 were approximately $0.4 million and $0.5 million, respectively. There are approximately 2.2 million shares available for issuance under the plan as of March 31, 2007.

Stock Repurchase Program—The Company has not repurchased any shares under the stock repurchase program since November 2000.

Note 11—Risk Management and Derivatives

Risk management—In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different points in time and potentially at different bases, than its interest-earning assets. Credit risk is the risk of default on the Company’s lending investments that results from a property’s, borrower’s or corporate tenant’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of loans and other lending investments due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying loans, the valuation of CTL facilities held by the Company and changes in foreign currency exchange rates.

Use of derivative financial instruments—Interest rate swaps used as cash flow hedges involve the receipt of a future benchmark rate in exchange for a benchmark rate established when the swap is entered into on an agreed upon notional amount. As of March 31, 2007, such derivatives were used to hedge

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11—Risk Management and Derivatives (Continued)

$250 million of forecasted issuances of debt. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions in 2008.

Interest rate swaps used as a fair value hedge involve the receipt of fixed-rate amounts in exchange for variable rate payments over the life of the agreement without exchange of the underlying principal amount. At March 31, 2007, such derivatives were used to hedge the change in fair value associated with $1.25 billion of existing fixed-rate debt. The effect of these hedges is reflected on the Company’s balance sheet as a $18.8 million adjustment to the hedged items.

As of March 31, 2007, no derivatives were designated as hedges of net investments in foreign operations. Additionally, derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements, foreign exchange rate movements, and other identified risks, but do not meet the strict hedge accounting requirements of SFAS No. 133.

The following table represents the notional principal amounts and fair values of interest rate swaps by class (in thousands):

	Notional Amount as of March 31, 2007	Notional Amount as of December 31, 2006	Fair Value as of March 31, 2007	Fair Value as of December 31, 2006
Cash flow hedges
Forward-starting interest rate swaps	$250,000	$450,000	$3,315	$9,180
Fair value hedges	1,250,000	950,000	(18,782)	(23,137)
Total interest rate swaps	$1,500,000	$1,400,000	$(15,467)	$(13,957)

The following table presents the maturity, notional amount, and weighted average interest rates expected to be received or paid on USD interest rate swaps at March 31, 2007 ($ in thousands)(1):

	Fixed to Floating-Rate
Maturity for Years Ending December 31,	Notional Amount	Receive Rate	Pay Rate
2007(remaining nine months)	$—	—	—
2008	—	—	—
2009	350,000	3.69%	4.94%
2010	600,000	4.39%	4.99%
2011	—	—	—
2012—Thereafter	300,000	5.50%	5.58%
Total	$1,250,000	4.46%	5.12%

Explanatory Note:

(1)          Excludes forward-starting swaps expected to be cash settled on their effective dates and amortized to interest expense through their maturity dates.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 11—Risk Management and Derivatives (Continued)

The following table presents the Company’s foreign currency derivatives outstanding as of March 31, 2007 (these derivatives do not use hedge accounting, but are marked to market under SFAS No. 133 through the Company’s Consolidated Statements of Operations) (in thousands):

Derivative Type	Notional Amount	Notional Currency	Notional (USD Equivalent)	Maturity
Sell SEK forward	SEK 246,593	Swedish Krona	$35,316	April 16, 2007

During the period ended March 31, 2007, the Company settled three forward starting interest rate swap agreements, which were designated as cash-flow hedges, with notional amounts totaling $200 million, ten-year terms and rates from 4.740% to 4.745% in connection with the Company’s issuance of $250 million of Senior Notes due in 2017. The $4.5 million settlement value received for these forward starting swaps is being amortized as a reduction to “Interest expense” on the Company’s Consolidated Statements of Operations through the maturity of the Senior Notes due in 2017. Additionally, the Company entered into interest rate swap agreements, designated as fair-value hedges, with notional amounts totaling $300 million and variable interest rates that reset quarterly based on three-month LIBOR. These swap agreements were entered into to exchange the 5.5% fixed-rate interest payments on the Company’s $300 million Senior Notes due in 2012 for variable-rate interest payments based on three-month LIBOR plus 0.5365%.

At March 31, 2007, derivatives with a fair value of $3.4 million were included in other assets and derivatives with a fair value of $18.8 million were included in other liabilities.

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

Substantially all of the Company’s CTL assets (including those held by joint ventures) and loans and other lending investments are collateralized by facilities located in the United States, with California (15.6%) and Florida (10.9%) representing the only significant concentration (greater than 10.0%) as of March 31, 2007. The Company’s investments also contain significant concentrations in the following asset types as of March 31, 2007: apartment/residential (17.9%), office-CTL (14.8%), retail (12.3%), industrial/R&D (12.1%) and mixed use/mixed collateral (10.8%).

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
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits

The Company’s 2006 Long-Term Incentive Plan (the “Plan”) is designed to provide equity-based incentive compensation for officers, key employees, directors, consultants and advisers of the Company. This Plan was effective May 31, 2006 and replaces the original 1996 Long-Term Incentive Plan. At March 31, 2007, options to purchase approximately 1.1 million shares of Common Stock were outstanding and approximately 776,000 shares of restricted stock were outstanding. Many of these options and restricted stock units were issued under the original 1996 Long-Term Incentive Plan and, therefore, a total of approximately 4.0 million shares remain available for awards under the Plan as of March 31, 2007. The Company recorded $4.4 million and $1.2 million of stock based compensation expense in “General and administrative” costs on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006, respectively.

Changes in options outstanding during the three months ended March 31, 2007, are as follows (shares and aggregate intrinsic value in thousands, except for weighted average strike price):

	Number of Shares			Weighted	Aggregate
	Employees	Non-Employee Directors	Other	Average Strike Price	Intrinsic Value
Options Outstanding, December 31, 2006	798	90	214	$17.62
Exercised in 2007	—	—	(10)	$29.82
Forfeited in 2007	—	—	—	—
Options Outstanding, March 31, 2007	798	90	204	$17.51	$32,064

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2007 (in thousands):

Exercise Price	Options Outstanding and Exercisable	Remaining Contractual Life
$14.72	462	1.81
$16.88	391	2.76
$17.38	17	2.96
$19.69	107	3.76
$24.94	40	4.13
$26.97	2	4.21
$27.00	17	4.24
$28.54	3	1.09
$29.82	48	5.16
$55.39	5	2.17
	1,092	2.64

The Company has not issued any options since 2003. Cash received from option exercises during the three months ended March 31, 2007 was approximately $0.3 million. The intrinsic value of options exercised during the three months ended March 31, 2007 was $0.2 million. Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

Changes in non-vested restricted stock units during the three months ended March 31, 2007, are as follows (shares and aggregate intrinsic value in thousands):

Non-Vested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested at December 31, 2006	471	$37.27
Granted	531	49.12
Vested	(187)	38.71
Forfeited	(39)	43.23
Non-vested at March 31, 2007	776	$44.71	$36,340

During the three months ended March 31, 2007, the Company granted 530,636 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 486,130 units remain outstanding as of March 31, 2007. During the years ended December 31, 2006, 2005 and 2004, the Company granted restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 257,141 units, 31,175 units, and 1,548 units, respectively, remain outstanding as of March 31, 2007. The unvested restricted stock units granted after January 1, 2006, are paid dividends as dividends are paid on shares of the Company’s Common Stock and these dividends are accounted for in a manner consistent with the Company’s Common Stock dividends, as a reduction to retained earnings.

For accounting purposes, the Company measures compensation costs for these units as of the date of the grant and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the respective vesting/service period. Such amounts appear on the Company’s Consolidated Statements of Operations in “General and administrative.” As of March 31, 2007, there was $31.9 million of total unrecognized compensation cost related to non-vested restricted stock units. That cost is expected to be recognized over the remaining vesting/service period for the respective grants.

High Performance Unit Program

The Company’s High Performance Unit (HPU) program and Senior Executive HPU program are performance-based employee compensation plans that have significant value to the participants only if the Company provides superior returns to its shareholders. The programs are more fully described in the Company’s annual proxy statement and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. As of March 31, 2007, the 2007 and 2008 plans under both the HPU Program and Senior Executive HPU Program have valuation dates that have not yet occurred. If at the end of the three-year valuation periods ending on December 31, 2007 and December 31, 2008, the total rate of shareholder return on the Company’s common stock exceeds certain performance thresholds, the HPU participants and Senior Executive HPU participants will receive cash distributions in the nature of dividends payable on a calculated equivalent amount of our common stock, as defined by the plan documents, after the respective valuation dates. However, if the total rate of shareholder return for the relevant valuation period does not exceed these performance thresholds, then the HPU shares only have a nominal value.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

The 2007 and 2008 plans under the HPU Program each have 5,000 shares of High Performance Common Stock and had aggregate initial purchase prices of $0.6 million and $0.8 million, respectively. As of March 31, 2007, the Company had received net contributions of $0.5 million and $0.7 million under the 2007 and 2008 plans, respectively.

The 2007 and 2008 plans under the Senior Executive HPU Program each have 5,000 shares of High Performance Common Stock and had aggregate initial purchase prices of $0.4 million and $0.5 million, respectively. As of March 31, 2007, the Company had received net contributions of $0.4 million and $0.5 million under the 2007 and 2008 plans, respectively.

401(k) Plan

The Company made gross contributions to the savings and retirement plan (the “401(k) Plan”) of approximately $0.6 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively.

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
Notes to Consolidated Financial Statements (Continued)

Note 13—Earnings Per Share (Continued)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three months ended March 31, 2007 and 2006, for common shares, respectively (in thousands, except per share data):

	For the Three Months Ended March 31,
	2007	2006
Income from continuing operations	$92,001	$83,717
Preferred dividend requirements	(10,580)	(10,580)
Net income allocable to common shareholders and HPU holders before income from discontinued operations and gain from discontinued operations, net	$81,421	$73,137
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$79,637	$71,348
Income from discontinued operations	665	2,036
Gain from discontinued operations, net	1,384	2,129
Net income allocable to common shareholders	$81,686	$75,513
Numerator for diluted earnings per share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net(1)	$79,681	$71,394
Income from discontinued operations	665	2,036
Gain from discontinued operations, net	1,384	2,129
Net income allocable to common shareholders	$81,730	$75,559
Denominator:
Weighted average common shares outstanding for basic earnings per common share	126,693	113,243
Add: effect of assumed shares issued under treasury stock method for stock options and restricted shares	824	764
Add: effect of joint venture shares	350	350
Weighted average common shares outstanding for diluted earnings per common share	127,867	114,357
Basic earnings per common share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$0.63	$0.63
Income from discontinued operations	0.00	0.02
Gain from discontinued operations, net	0.01	0.02
Net income allocable to common shareholders	$0.64	$0.67
Diluted earnings per common share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$0.62	$0.62
Income from discontinued operations	0.01	0.02
Gain from discontinued operations, net	0.01	0.02
Net income allocable to common shareholders	$0.64	$0.66

Explanatory Note:

(1)           Both the three months ended March 31, 2007 and 2006 include the allocable portion of $28 of joint venture income.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13—Earnings Per Share (Continued)

As more fully described in Note 12, HPU shares are sold to employees as part of a performance-based employee compensation plan. As of March 31, 2007, the 2002-2006 HPU plans have vested, however, the 2005 and 2006 plans did not meet the required performance thresholds to fund. Therefore, the Company redeemed the HPU shares from its employees. The 2002-2004 plans each have 5,000 shares outstanding. The shares in each plan receive dividends based on a common stock equivalent that is separately determined for each plan depending on the Company’s performance during a three-year valuation period. The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three months ended March 31, 2007 and 2006 for HPU shares, respectively (in thousands, except per share data):

	For the Three Months Ended March 31,
	2007	2006
Earnings allocable to High Performance Units:
Numerator for basic earnings per HPU share:
Income allocable to high performance units before income from discontinued operations and gain from discontinued operations, net	$1,784	$1,789
Income from discontinued operations	15	51
Gain from discontinued operations, net	31	53
Net income allocable to high performance units	$1,830	$1,893
Numerator for diluted earnings per HPU share:
Income allocable to high performance units before income from discontinued operations and gain from discontinued operations, net(1)	$1,768	$1,771
Income from discontinued operations	15	51
Gain from discontinued operations, net	31	53
Net income allocable to high performance units	$1,814	$1,875
Denominator:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15
Basic earnings per HPU share:
Income allocable to high performance units before income from discontinued operations and gain from discontinued operations, net	$118.93	$119.27
Income from discontinued operations	1.00	3.40
Gain from discontinued operations, net	2.07	3.53
Net income allocable to high performance units	$122.00	$126.20
Diluted earnings per HPU share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$117.87	$118.07
Income from discontinued operations	1.00	3.40
Gain from discontinued operations, net	2.06	3.53
Net income allocable to high performance units	$120.93	$125.00

Explanatory Note:

(1)           Both the three months ended March 31, 2007 and 2006 include the allocable portion of $28 of joint venture income.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13—Earnings Per Share (Continued)

For the three months ended March 31, 2007 and 2006, the following shares were antidilutive (in thousands):

	For the Three Months Ended March 31,
	2007	2006
Stock options	5	5
Restricted stock units	486	—

Note 14—Comprehensive Income

Total comprehensive income was $90.4 million and $104.9 million for the three months ended March 31, 2007 and 2006, respectively. The primary components of comprehensive income, other than net income, consist of amounts attributable to the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges and changes in the fair value of the Company’s available-for-sale investments. The reconciliation to comprehensive income is as follows (in thousands):

	For the Three Months Ended March 31,
	2007	2006
Net Income	$94,096	$87,986
Reclassification of (gains)/losses on securities into earnings upon realization	(2,554)	—
Reclassification of unrealized (gains)/losses on ineffective cash flow hedges into earnings upon realization	98	—
Reclassification of (gains)/losses on qualifying cash flow hedges into earnings upon realization	(143)	(1,204)
Unrealized gains/(losses) on securities	(309)	925
Unrealized gains/(losses) on cash flow hedges	(775)	17,235
Comprehensive Income	$90,413	$104,942

Unrealized gains/(losses) on available-for-sale investments and cash flow hedges are recorded as adjustments to shareholders’ equity through “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets and are not included in net income unless realized.

As of March 31, 2007 and 2006, accumulated other comprehensive income reflected in the Company’s shareholders’ equity is comprised of the following (in thousands):

	As of March 31, 2007	As of December 31, 2006
Unrealized gains on securities	$1,273	$4,136
Unrealized losses on hedges on joint venture	(4,480)	(4,674)
Unrealized gains on cash flow hedges	16,480	17,494
Accumulated other comprehensive income	$13,273	$16,956

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 15—Dividends

In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income. The Company must also distribute 100% of its taxable income to avoid paying corporate federal income taxes. The Company anticipates it will distribute all of its taxable income to its shareholders. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may be required to borrow to make sufficient dividend payments.

On April 2, 2007, the Company declared a dividend of approximately $104.6 million or $0.825 per common share applicable to the three months ended March 31, 2007 and payable to shareholders of record and holders of certain share equivalents on April 16, 2007. The Company also declared and paid dividends aggregating $2.0 million, $2.8 million, $2.0 million, $1.5 million and $2.3 million, respectively, on its Series D, E, F, G, and I preferred stock, respectively, during the three months ended March 31, 2007. There are no dividend arrearages on any of the preferred shares currently outstanding.

The Company pays dividends to the unit holders in the 2002, 2003, and 2004 HPU Plans in the same amount per equivalent share and on the same distribution dates as the Company’s common stock, based on 819,254 shares, 987,149 shares, and 1,031,875 shares, respectively. Therefore, in connection with the common dividend declared on April 2, 2007, the Company will pay dividends of $0.7 million, $0.8 million and $0.8 million to the unit holders in the 2002, 2003, and 2004 HPU Plans, respectively.

The Company also pays dividends on outstanding restricted stock units that were granted to employees after January 1, 2006, in the same amount per unit and on the same distribution dates as the Company’s common stock. Therefore, in connection with the common dividend declared on April 2, 2007, the Company will pay dividends of $0.6 million to employees based on 744,391 restricted stock units outstanding as of the record date.

The exact amount of future quarterly dividends to common shareholders will be determined by the Board of Directors based on the Company’s actual and expected operations for the fiscal year and the Company’s overall liquidity position.

Note 16—Segment Reporting

The Company has two reportable operating segments:  Real Estate Lending and Corporate Tenant Leasing. The reportable segments were determined based on the management approach, which looks to the Company’s internal organizational structure. These two lines of business require different support infrastructures.

The Real Estate Lending segment includes all of the Company’s activities related to senior and mezzanine real estate debt and senior and mezzanine corporate capital investment activities and the financing thereof. These include a dedicated management team for real estate lending origination, acquisition and servicing.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 16—Segment Reporting (Continued)

The Corporate Tenant Leasing segment includes all of the Company’s activities related to the ownership and leasing of CTL facilities. This includes a dedicated management team for the acquisition and management of our corporate tenant lease facilities.

The Company evaluates performance based on the following financial measures for each segment (in thousands):

	Real Estate Lending	Corporate Tenant Leasing	Corporate/ Other(1)	Company Total
Three months ended March 31, 2007
Total revenue(2)	$202,677	$82,335	$5,809	$290,821
Equity in earnings (loss) from joint ventures	—	(111)	(1,240)	(1,351)
Total operating and interest expense(3)	8,108	31,302	158,623	198,033
Net operating income(4)	194,569	50,922	(154,054)	91,437
As of March 31, 2007
Total long-lived assets(5)	$7,691,417	$3,177,585	$144,777	$11,013,779
Total assets	7,781,520	3,445,519	878,939	12,105,978
Three months ended March 31, 2006
Total revenue(2)	$134,538	$82,014	$4,878	$221,430
Equity in earnings (loss) from joint ventures	—	(109)	395	286
Total operating and interest expense(3)	1,787	29,405	106,559	137,751
Net operating income(4)	132,751	52,500	(101,286)	83,965
As of December 31, 2006
Total long-lived assets(5)	$6,799,850	$3,084,794	$146,502	$10,031,146
Total assets	6,881,423	3,288,276	890,296	11,059,995

Explanatory Notes:

(1)             Corporate and Other represents all corporate level items, including general and administrative expenses and any intercompany eliminations necessary to reconcile to the consolidated Company totals. This caption also includes the Company’s timber operations, investment in Oak Hill and “Other investments” as reported on the Company’s Consolidated Balance sheets, which are not considered material separate segments.

(2)             Total revenue represents all revenue earned during the period from the assets in each segment. Revenue from the Real Estate Lending business primarily represents interest income and revenue from the Corporate Tenant Leasing business primarily represents operating lease income.

(3)             Total operating and interest expense includes provision for loan losses for the Real Estate Lending business and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense and loss on early extinguishment of debt specifically related to each segment. Interest expense on unsecured notes and the unsecured and secured revolving credit facilities and general and administrative expense is included in Corporate/Other for all periods. Depreciation and amortization of $20.1 million and $18.7 million for the three months ended March 31, 2007 and 2006, respectively, are included in the Corporate Tenant Leasing segment.

(4)             Net operating income represents income before minority interest, income from discontinued operations and gain from discontinued operations.

(5)             Total long-lived assets is comprised of Loans and other lending investments, net, Corporate tenant lease assets, net, and timber and timberlands, net for the Real Estate Lending, Corporate Tenant Leasing and Corporate/Other segments, respectively.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report on form 10-Q and our annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”). These historical financial statements may not be indicative of our future performance. Certain items in prior periods have been reclassified to conform to our current financial statements presentation. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Item 1a. “Risk Factors” in our 2006 Annual Report.

Introduction

iStar Financial Inc. is a leading publicly traded finance company focused on the commercial real estate industry. We primarily provide custom tailored financing to high-end private and corporate owners of real estate, including senior and mezzanine real estate debt, senior and mezzanine corporate capital,  corporate net lease financing and equity. Our company, which is taxed as a real estate investment trust (“REIT”), seeks to deliver strong dividends and superior risk-adjusted returns on equity to shareholders by providing innovative and value added financing solutions to our customers. Our two primary lines of business are real estate lending and corporate tenant leasing.

Our primary sources of revenues are interest income, which is the interest that our borrowers pay on our loans, and operating lease income, which is the rent that our corporate customers pay us to lease our corporate tenant lease, or CTL, properties. A smaller and more variable source of revenue is other income, which consists primarily of prepayment penalties and realized gains that occur when our borrowers repay their loans before the maturity date. We primarily generate income through the “spread” or “margin,” which is the difference between the revenues generated from our loans and leases and our interest expense and the cost of our CTL operations. We generally seek to match-fund our revenue generating assets with either fixed or floating rate debt of a similar maturity so that changes in interest rates or the shape of the yield curve will have a minimal impact on our earnings.

Executive Overview

During the first quarter of 2007, we grew total assets by more than $1.0 billion and generated $94.1 million of net income and $0.64 of diluted earnings per common share (diluted EPS). This compares to $88.0 million of net income and $0.66 of diluted EPS during the first quarter of 2006. During the quarter we continued expanding our franchise across markets where we believe we have competitive advantages.

Key Performance Measures

The following discussion of our results describes the impact that the key trends have had, and are expected to continue to have for the foreseeable future, on our business.

Profitability Indicators—We use the following metrics to measure our profitability:

•                    Adjusted Diluted EPS, calculated as adjusted diluted earnings allocable to common shareholders divided by diluted weighted average common shares outstanding. (See section captioned “Adjusted Earnings” for more information on this metric).

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

The following table summarizes these key metrics:

	For the Three Months Ended March 31,
	2007	2006
Adjusted Diluted EPS	$0.93	$0.90
Net Finance Margin(1)	3.3%	3.6%
Adjusted Return on Average Common Book Equity	19.2%	21.1%

Explanatory Note:

(1)    For the three months ended March 31, 2007 and 2006, operating lease income used to calculate the net finance margin includes amounts from discontinued operations of $980 and $2,570, respectively. For the three months ended March 31, 2007 and 2006, operating costs—corporate tenant lease assets used to calculate the net finance margin includes amounts from discontinued operations of $133 and $520, respectively.

Results of Operations

Revenue

	For the Three Months Ended March 31,
	2007	2006	% Change
	(in thousands)
Interest income	$180,860	$126,048	43%
Operating lease income	81,486	81,914	(1)%
Other income	28,475	13,468	>100%
Total Revenue	$290,821	$221,430	31%

The increase in total revenue in the first quarter of 2007 compared to the first quarter of 2006 was primarily due to increased interest income. Higher interest income during this period resulted primarily from a $2.4 billion increase in the average outstanding balance of loans and other lending investments. The increase in interest income was partially offset by a lower average rate of return on our loans and lending investments, which decreased from 10.4% in the first quarter of 2006 to 9.9% in the first quarter of 2007.

Other income was higher in the first quarter of 2007 than the first quarter of 2006 primarily due to a participation feature in one of our loans that generated a gain of $19.0 million. That was offset by a decrease in income from prepayment penalties of approximately $7.4 million in the first quarter of 2007 as compared to the first quarter of 2006.

Interest Expense

	For the Three Months Ended March 31,
	2007	2006	% Change
	(in thousands)
Interest expense	$128,539	$93,533	37%

During the first quarter of 2007, our average outstanding debt balance was $2.3 billion higher than it was during the same period in 2006, resulting in the majority of the increase in interest expense. This increase was partially offset by slightly lower effective average rates, which decreased to 6.09% from 6.13% during the first quarters of 2007 and 2006, respectively. This decrease in overall effective rates was tempered by slightly higher average LIBOR rates during the first quarter of 2007.

Other Costs and Expenses

	For the Three Months Ended March 31,
	2007	2006	% Change
	(in thousands)
Operating costs—corporate tenant lease assets	$6,852	$5,412	27%
Depreciation and amortization	20,092	18,673	8%
General and administrative	37,550	19,133	96%
Provision for loan losses	5,000	1,000	>100%
Total other costs and expenses	$69,494	$44,218	57%

From 2006 to 2007, total other costs and expenses increased by approximately $25.3 million primarily due to increases in general and administrative expenses and an increase in provision for loan losses. The increase in general and administrative is primarily attributable to higher payroll related costs resulting from employee growth and increased stock based compensation expense associated with restricted stock grants made in 2007. Additionally, we incurred $2.4 million in fees associated with our recent bond consent  solicitation in January 2007 (see Note 9 to the Company’s Consolidated Financial Statements). During 2007 additional provisions for loan losses of $5.0 million increased the reserve for loan losses. This increase in the reserve was based on our risk rating process and the increase in the size of our loan portfolio.

Other Components of Net Income

Equity in (Loss) Earnings of Joint Ventures—The decrease in equity in (loss) earnings from joint ventures was primarily due to our $3.8 million share of losses incurred by the TimberStar Southwest venture. There is no comparable income or loss in the first quarter of 2006, as we invested in this joint venture in the fourth quarter of 2006. Our share of depletion, depreciation and amortization in TimberStar Southwest for the first quarter of 2007 was $9.2 million. The overall decrease was partially offset by improved performance of our investment in Oak Hill.

Discontinued Operations—We sold two CTL assets during each of the three months ended March 31, 2007 and 2006, and realized gains of $1.4 million and $2.2 million, respectively.

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

	For the Three Months Ended March 31,
	2007	2006
	(in thousands)
Adjusted earnings:
Net income before preferred dividend requirement	$94,096	$87,986
Add: Depreciation, depletion and amortization	21,878	21,012
Add: Joint venture income	30	30
Add: Joint venture depreciation, depletion and amortization	10,837	2,724
Add: Amortization of deferred financing costs	6,444	6,113
Less: Gains from discontinued operations	(1,415)	(2,182)
Less: Preferred dividend requirement	(10,580)	(10,580)
Adjusted diluted earnings allocable to common shareholders and HPU holders(1)	$121,290	$105,103
Weighted average diluted common shares outstanding	127,867	114,357

Explanatory Notes:

(1)          HPU holders are Company employees who purchased high performance common stock units under the Company’s High Performance Unit Program. For the three months ended March 31, 2007 and 2006 adjusted diluted earnings allocable to common shareholders and HPU holders includes $2,634 and $2,545 of adjusted earnings allocable to HPU holders, respectively.

Risk Management

Loan Credit Statistics—The table below summarizes our non-performing loans and details the reserve for loan losses and charge-offs associated with our loans (in thousands):

	As of March 31,		As of December 31,
	2007		2006
	$	%	$	%
Carrying value of non-performing loans
As a percentage of total assets	$77,725	0.6%	$61,480	0.6%
As a percentage of total loans		1.1%		1.0%
Reserve for loan losses
As a percentage of total assets	$57,201	0.5%	$52,201	0.5%
As a percentage of total loans		0.8%		0.9%

Non-Performing Loans—All non-performing loans are placed on non-accrual status where income is recognized only upon actual cash receipt. We designate loans as non-performing at such time as: (1) management determines the borrower is incapable of, or has ceased efforts towards, curing the cause of an impairment; (2) the loan becomes 90 days delinquent; (3) the loan has a maturity default; or (4) the net realizable value of the loan’s underlying collateral approximates our carrying value of such loan. As of March 31, 2007, we had three non-performing loans with an aggregate carrying value of $77.7 million, or 0.6% of total assets. Management believes there is adequate collateral to support the book values of the loans.

Watch List Assets—We conduct a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an “early warning system.” As of March 31, 2007, we had five assets on the credit watch list, excluding those assets included in non-performing loans above, with an aggregate carrying value of $153.8 million, or 1.3% of total assets.

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

The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of March 31, 2007. We have no other long-term liabilities that would constitute a contractual obligation.

		Principal And Interest Payments Due By Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	5–10 Years	After 10 Years
	(In thousands)
Long-Term Debt Obligations(1):
Unsecured notes	$7,217,022	$585,000	$1,625,331	$2,300,000	$2,706,691	$—
Unsecured revolving credit facilities	1,112,229	—	—	1,112,229	—	—
Secured term loans	509,619	186,042	143,018	36,892	58,414	85,253
Trust preferred	100,000	—	—	—	—	100,000
Total	8,938,870	771,042	1,768,349	3,449,121	2,765,105	185,253
Interest Payable(2)	2,570,633	499,924	859,072	593,676	477,755	140,206
Operating Lease Obligations(3)	46,424	5,652	9,839	6,679	12,946	11,308
Total(4)	$11,555,927	$1,276,618	$2,637,260	$4,049,476	$3,255,806	$336,767

Explanatory Notes:

(1)             Assumes exercise of extensions on our long-term debt obligations to the extent such extensions are at our option.

(2)             All variable rate debt assumes a 30-day LIBOR rate of 5.32% (the 30-day LIBOR rate at March 31, 2007).

(3)             We also have a $1.0 million letter of credit outstanding as security for our primary corporate office lease.

(4)             We also have letters of credit outstanding totaling $43.7 million as additional collateral for five of our investments. See “Off-Balance Sheet Transactions” below, for a discussion of certain unfunded commitments related to our lending and CTL business.

Our primary credit facility is an unsecured credit facility totaling $2.20 billion which bears interest at LIBOR + 0.525% per annum, has an annual facility fee of 12.5 basis points and matures in June 2011. At March 31, 2007, we had $1.11 billion drawn under this facility (see Note 9 to the Company’s Consolidated Financial Statements). We also have one LIBOR-based secured revolving credit facility with an aggregate maximum capacity of $500.0 million, of which there was no amount drawn as of March 31, 2007. Availability under the secured credit facility is based on collateral provided under a borrowing base calculation.

Our debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include limitations on our ability to incur indebtedness beyond specified levels and a requirement to maintain specified ratios of unsecured indebtedness compared to unencumbered assets. As a result of the upgrades of our senior unsecured debt ratings by S&P, Moody’s and Fitch, in January and February 2006, the financial covenants in most series of our publicly held debt securities are not operative (see Rating Triggers below).

Significant non-financial covenants include a requirement in some series of our publicly-held debt securities that we offer to repurchase those securities at a premium if we undergo a change of control. As of March 31, 2007, we believe we are in compliance with all financial and non-financial covenants on our debt obligations.

On January 9, 2007, in connection with a consent solicitation of the holders of the respective notes, we amended certain covenants in our 7% Senior Notes due 2008, 4.875% Senior Notes due 2009, 6% Senior Notes due 2010, 5.125% Senior Notes due 2011, 6.5% Senior Notes due 2013, and 5.7% Senior Notes due 2014 (collectively, the “Notes”).  Holders of approximately 95.43% of the aggregate principal amount of the Notes consented to the solicitation.  The purpose of the amendments was to conform most of the covenants to the covenants contained in the indentures governing the senior notes issued by us since we achieved an investment grade rating from S&P, Moody’s and Fitch.  In connection with the consent solicitation we paid an aggregate fee of $6.5 million to the consenting note holders, which will be amortized into expense over the remaining term of the Notes.  In addition, we incurred advisory and professional fees aggregating $2.4 million, which were recorded as expense and included in “General and administrative” on our Consolidated Statement of Operations for the three months ended March 31, 2007.

Unencumbered Assets/Unsecured Debt—We have completed the migration of our balance sheet towards unsecured debt, which generally results in a corresponding reduction of secured debt and an increase in unencumbered assets. The exact timing in which we will issue or borrow unsecured debt will be subject to market conditions. The following table shows the ratio of unencumbered assets to unsecured debt at March 31, 2007 and December 31, 2006 (in thousands):

	As of March 31,	As of December 31,
	2007	2006
Total Unencumbered Assets	$11,509,044	$10,392,861
Total Unsecured Debt(1)	$8,429,251	$7,390,089
Unencumbered Assets/Unsecured Debt	137%	141%

Explanatory Note:

(1)             See Note 9 to the Company’s Consolidated Financial Statements for a more detailed description of our unsecured debt.

Capital Markets Activity—During the three months ended March 31, 2007, we issued $300 million and $250 million aggregate principal amounts of fixed-rate Senior Notes bearing interest at annual rates of 5.5% to 5.85% and maturing in 2012 and 2017, respectively, and $500 million of variable-rate Senior Notes bearing interest at three-month LIBOR + 0.35% maturing in 2010. We primarily used the proceeds from the issuance of these securities to repay outstanding indebtedness under our unsecured revolving credit facility. In connection with this issuance, we settled forward starting interest rate swap agreements with notional amounts totaling $200 million and ten-year terms matching that of the $250 million Senior Notes due in 2017. We also entered into interest rate swap agreements to swap the fixed interest rate on the $300 million Senior Notes due in 2012 for a variable interest rate (see Note 11 to the Company’s Consolidated Financial Statements for further detail). In addition, our $200 million of LIBOR + 1.25% Senior Notes matured in March 2007.

As of March 31, 2007, future scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2007 (remaining nine months)	$186,042
2008	635,331
2009	1,218,018
2010	1,105,622
2011	2,143,499
2012	1,000,000
Thereafter	2,650,358
Total principal maturities	8,938,870
Unamortized debt discounts/premiums, net	(99,267)
Fair value adjustment to hedged items (see Note 11)	(18,782)
Total debt obligations	$8,820,821

Explanatory Note:

(1)          Assumes exercise of extensions to the extent such extensions are at our option.

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

The following table represents the notional principal amounts and fair values of interest rate swaps by class (in thousands):

	Notional Amount as of March 31,	Notional Amount as of December 31,	Fair Value as of March 31,	Fair Value as of December 31,
	2007	2006	2007	2006
Cash flow hedges
Forward-starting interest rate swaps	$ 250,000	$ 450,000	$ 3,315	$ 9,180
Fair value hedges.	1,250,000	950,000	(18,782)	(23,137)
Total interest rate swaps	$ 1,500,000	$ 1,400,000	$ (15,467)	$ (13,957)

The following table presents the maturity, notional amount, and weighted average interest rates expected to be received or paid on USD interest rate swaps at March 31, 2007 ($ in thousands)(1):

	Fixed to Floating-Rate
Maturity for Years Ending December 31,	Notional Amount	Receive Rate	Pay Rate
2007 (remaining nine months)	$ —	—	—
2008	—	—	—
2009	350,000	3.69%	4.94%
2010	600,000	4.39%	4.99%
2011	—	—	—
2012—Thereafter	300,000	5.50%	5.58%
Total	$ 1,250,000	4.46%	5.12%

Explanatory Note:

(1)             Excludes forward-starting swaps expected to be cash settled on their effective dates and amortized to interest expense through their maturity dates.

The following table presents our foreign currency derivatives outstanding as of March 31, 2007 (these derivatives do not use hedge accounting, but are marked to market under SFAS No. 133 through the Company’s Consolidated Statements of Operations) (in thousands):

Derivative Type	Notional Amount	Notional Currency	Notional (USD Equivalent)	Maturity
Sell SEK forward	SEK 246,593	Swedish Krona	$ 35,316	April 16, 2007

During the period ended March 31, 2007, we settled three forward starting interest rate swap agreements, which were designated as cash-flow hedges,  with notional amounts totaling $200 million, ten-year terms and rates from 4.740% to 4.745% in connection with our issuance of $250 million of Senior Notes due in 2017. The $4.5 million initial value of these forward starting swaps is being amortized as a reduction to “Interest expense” on our Consolidated Statements of Operations through the maturity of the Senior Notes due in 2017.  Additionally, we entered into interest rate swap agreements, designated as fair-value hedges, with notional amounts totaling $300 million and variable interest rates that reset quarterly based on three-month LIBOR.  These swap agreements were entered into to exchange the 5.5% fixed-rate interest payments on our $300 million of Senior Notes due in 2012 for variable-rate interest payments based on three-month LIBOR plus 0.5365%.

At March 31, 2007, derivatives with a fair value of $3.4 million were included in other assets and derivatives with a fair value of $18.8 million were included in other liabilities.

Off-Balance Sheet Transactions—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity. As of March 31, 2007, we had a 46.7% interest in one joint venture accounted for under the equity method that had third-party debt. The TimberStar Southwest joint venture had $1.60 billion of debt outstanding as of March 31, 2007 that has no recourse to us (see Note 6 of the Company’s Consolidated Financial Statements).

We have certain discretionary and non-discretionary unfunded commitments related to our loans, CTLs and other lending investments that we may be required to, or choose to, fund in the future. Discretionary commitments are those under which we have sole discretion with respect to future funding. Non-discretionary commitments are those that we are generally obligated to fund at the request of the borrower or upon the occurrence of events outside of our direct control. As of March 31, 2007, we had 86 loans with unfunded commitments totaling $3.09 billion, of which $16.6 million was discretionary and $3.07 billion was non-discretionary. In addition, we have $0.3 million of discretionary unfunded commitments and $52.1 million of non-discretionary unfunded commitments related to eight CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon completion of the improvements or construction, we would receive additional operating lease income from the customers. In addition, we have $24.2 million of non-discretionary unfunded commitments related to 19 existing customers in the form of tenant improvements which were negotiated between the Company and the customers at the commencement of the leases. Further, we had 11 equity and other investments with unfunded non-discretionary commitments of $79.3 million.

On March 7, 2007, we guaranteed two €0.5 million deferred payments on behalf of a European partnership venture. Our maximum potential exposure under these guarantees was €1.1 million as of March 31, 2007. On April 20, 2007, we closed on our commitment to invest in a European fund that will own the partnership that received our guarantees. The funding of a portion of our commitment to this fund has provided enough liquidity to relieve our guarantees of the deferred payments. A liability related to these guarantees was not recorded.

Ratings Triggers—The $2.20 billion unsecured revolving credit facility that we had in place at March 31, 2007, bears interest at LIBOR + 0.525% per annum based on our senior unsecured credit ratings of BBB from S&P, Baa2 from Moody’s and BBB from Fitch Ratings. As a result of the upgrades in 2006 of our senior unsecured debt ratings by S&P, Moody’s and Fitch, the financial covenants in most series of our publicly held debt securities, including limitations on incurrence of indebtedness and maintenance of unencumbered assets compared to unsecured indebtedness, are not operative. If we were to be downgraded from our current ratings by two of these three rating agencies, these financial covenants would become operative again.

Except as described above, there are no other ratings triggers in any of our debt instruments or other operating or financial agreements at March 31, 2007.

Transactions with Related Parties—During 2005, we invested in a substantial minority interest of Oak Hill Advisors, L.P., Oak Hill Credit Alpha MGP, OHSF GP Partners II, LLC, Oak Hill Credit Opportunities MGP, LLC, and in 2006, OHSF GP Partners, LLC (see Note 6 to the Consolidated Financial Statements for more detail). In relation to our investment in these entities, we appointed to our Board of Directors a member that holds a substantial investment in these same five entities. As of March 31, 2007, the carrying value in these ventures was $189.9 million. We have also invested in six funds managed by Oak Hill Advisors, L.P., which have a carrying value of $11.4 million as of March 31, 2007.

DRIP/Stock Purchase Plans—During the three months ended March 31, 2007 and 2006, we issued a total of approximately 7,400 and 12,700 shares of Common Stock, respectively, through the dividend reinvestment and direct stock purchase plans. Net proceeds for the three months ended March 31, 2007 and 2006 were approximately $0.4 million and $0.5 million, respectively. There are approximately 2.2 million shares available for issuance under the plan as of March 31, 2007.

Stock Repurchase Program—We have not repurchased any shares under the stock repurchase program since November 2000.

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

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2006 in Management’s Discussion and Analysis of Financial Condition. There have been no significant changes to our policies during 2007. Management has reviewed and evaluated these critical accounting estimates and believes they are appropriate.

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

PART II.   OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

None

ITEM 1A.        RISK FACTORS

No changes from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                OTHER INFORMATION

None

ITEM 6.                EXHIBITS

a.   Exhibits

4.1	Form of Global Note evidencing 5.500% Senior Notes due 2012 issued on March 9, 2006.
4.2	Form of Global Note evidencing 5.850% Senior Notes due 2017 issued on March 9, 2006.
4.3	Form of Global Note evidencing Senior Floating Rate Notes due 2010 issued on March 9, 2006.
4.4

First Supplemental Indenture dated January 9, 2007, by and between the Company and the Trustee (incorporated by reference from exhibit 4.1 of the Company’s Current Report on Form 8-K filed on January 16, 2007).

4.5

First Supplemental Indenture dated January 9, 2007, by and between the Company and the Trustee (incorporated by reference from exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 16, 2007).

4.6

First Supplemental Indenture dated January 9, 2007, by and between the Company and the Trustee (incorporated by reference from exhibit 4.3 of the Company’s Current Report on Form 8-K filed on January 16, 2007).

4.7

Thirteenth Supplemental Indenture dated January 9, 2007, by and between the Company and the Trustee (incorporated by reference from exhibit 4.4 of the Company’s Current Report on Form 8-K filed on January 16, 2007).

4.8

Fourteenth Supplemental Indenture dated January 9, 2007, by and between the Company and the Trustee (incorporated by reference from exhibit 4.5 of the Company’s Current Report on Form 8-K filed on January 16, 2007).

4.9

Fifteenth Supplemental Indenture dated January 9, 2007, by and between the Company and the Trustee (incorporated by reference from exhibit 4.6 of the Company’s Current Report on Form 8-K filed on January 16, 2007).

4.10

Sixteenth Supplemental Indenture dated March 9, 2007, by and between the Company and the Trustee (incorporated by reference from exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 15, 2007).

4.11

Seventeenth Supplemental Indenture dated March 9, 2007, by and between the Company and the Trustee (incorporated by reference from exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 15, 2007).

4.12

Eighteenth Supplemental Indenture dated March 9, 2007, by and between the Company and the Trustee (incorporated by reference from exhibit 4.3 of the Company’s Current Report on Form 8-K filed on March 15, 2007).

10.12	Form of Restricted Stock Unit Award Agreement (incorporated by reference from exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 25, 2007).
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSTAR FINANCIAL INC.
Registrant
Date: May 9, 2007	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and Chief Executive Officer (Principal executive officer)
Date: May 9, 2007	/s/ CATHERINE D. RICE
Catherine D. Rice
Chief Financial Officer (Principal financial and accounting officer)