Form 10-Q
period 2007-06-30
ISTAR FINANCIAL INC
filed 2007-08-09
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 1-15371

iSTAR FINANCIAL INC.

(Exact name of registrant as specified in its charter)

Maryland	95-6881527
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
1114 Avenue of the Americas, 39th Floor	10036
New York, NY	(Zip code)
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

As of July 31, 2007 there were 128,215,548 shares of common stock, $0.001/par value per share of iStar Financial Inc., (“Common Stock”) outstanding.

iStar Financial Inc.
Index to Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.                        Financial Statements

iStar Financial Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	As of June 30,	As of December 31,
	2007	2006
ASSETS
Loans and other lending investments, net	$7,694,183	$6,799,850
Corporate tenant lease assets, net	3,324,186	3,084,794
Other investments	490,741	407,617
Investments in joint ventures	391,798	382,030
Assets held for sale	15,985	9,398
Cash and cash equivalents	88,019	105,951
Restricted cash	33,901	28,986
Accrued interest and operating lease income receivable	97,696	72,954
Deferred operating lease income receivable	89,634	79,498
Deferred expenses and other assets	78,063	71,181
Goodwill	18,124	17,736
Total assets	$12,322,330	$11,059,995
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$232,835	$200,957
Debt obligations	8,987,059	7,833,437
Total liabilities	9,219,894	8,034,394
Commitments and contingencies	—	—
Minority interest in consolidated entities	30,602	38,738
Shareholders’ equity:
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at June 30, 2007 and December 31, 2006	4	4
Series E Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,600 shares issued and outstanding at June 30, 2007 and December 31, 2006	6	6
Series F Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at June 30, 2007 and December 31, 2006	4	4
Series G Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 3,200 shares issued and outstanding at June 30, 2007 and December 31, 2006	3	3
Series I Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,000 shares issued and outstanding at June 30, 2007 and December 31, 2006	5	5
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 126,786 and 126,565 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	127	127
Options	1,537	1,696
Additional paid-in capital	3,469,240	3,464,229
Retained earnings (deficit)	(405,104)	(479,695)
Accumulated other comprehensive income (See Note 14)	22,484	16,956
Treasury stock (at cost)	(26,272)	(26,272)
Total shareholders’ equity	3,071,834	2,986,863
Total liabilities and shareholders’ equity	$12,322,330	$11,059,995

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Interest income	$192,165	$135,075	$373,025	$261,124
Operating lease income	86,382	81,336	167,694	162,991
Other income	38,801	21,676	67,276	35,145
Total revenue	317,348	238,087	607,995	459,260
Costs and expenses:
Interest expense	139,174	101,302	267,701	194,785
Operating costs—corporate tenant lease assets	7,433	10,722	14,244	16,121
Depreciation and amortization	22,827	18,877	42,869	37,502
General and administrative	39,423	20,424	76,972	39,556
Provision for loan losses	5,000	2,000	10,000	3,000
Total costs and expenses	213,857	153,325	411,786	290,964
Income before equity in (loss)/earnings from joint ventures, minority interest and other items	103,491	84,762	196,209	168,296
Equity in (loss)/earnings from joint ventures	(102)	767	(1,453)	1,053
Minority interest in consolidated entities	15	(821)	579	(1,069)
Income from continuing operations	103,404	84,708	195,335	168,280
Income from discontinued operations	296	3,438	1,048	5,670
Gain from discontinued operations, net	5,362	2,353	6,778	4,536
Net income	109,062	90,499	203,161	178,486
Preferred dividend requirements	(10,580)	(10,580)	(21,160)	(21,160)
Net income allocable to common shareholders and HPU holders(1)	$98,482	$79,919	$182,001	$157,326
Per common share data(2):
Income from continuing operations per common share:
Basic	$0.72	$0.64	$1.34	$1.27
Diluted	$0.71	$0.63	$1.33	$1.26
Net income per common share:
Basic	$0.76	$0.69	$1.40	$1.36
Diluted	$0.75	$0.68	$1.39	$1.34
Weighted average number of common shares—basic	126,753	113,282	126,723	113,263
Weighted average number of common shares—diluted	127,963	114,404	127,915	114,381
Per HPU share data(2):
Income from continuing operations per HPU share:
Basic	$135.60	$120.73	$254.40	$239.73
Diluted	$134.40	$119.67	$252.13	$237.60
Net income per HPU share:
Basic	$143.80	$130.20	$265.80	$256.40
Diluted	$142.53	$129.00	$263.47	$254.07
Weighted average number of HPU shares—basic	15	15	15	15
Weighted average number of HPU shares—diluted	15	15	15	15

Explanatory Notes:

(1)              HPU holders are Company employees who purchased high performance common stock units under the Company’s High Performance Unit Program (see Note 12).

(2)              See Note 13—Earnings Per Share for additional information.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(In thousands)
(unaudited)

	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series I Preferred Stock	HPU’s	Common Stock at Par	Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2006	$4	$6	$4	$3	$5	$9,800	$127	$1,696	$3,464,229	$(479,695)	$16,956	$(26,272)	$2,986,863
Exercise of options	—	—	—	—	—	—	—	(159)	1,700	—	—	—	1,541
Dividends declared—preferred	—	—	—	—	—	—	—	—	—	(21,160)	—	—	(21,160)
Dividends declared—common	—	—	—	—	—	—	—	—	—	(105,085)	—	—	(105,085)
Dividends declared—HPU	—	—	—	—	—	—	—	—	—	(2,325)	—	—	(2,325)
Issuance of stock—vested restricted stock units	—	—	—	—	—	—	—	—	2,363	—	—	—	2,363
Issuance of stock—DRIP/stock purchase plan	—	—	—	—	—	—	—	—	948	—	—	—	948
Net income for the period	—	—	—	—	—	—	—	—	—	203,161	—	—	203,161
Change in accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	—	5,528	—	5,528
Balance at June 30, 2007	$4	$6	$4	$3	$5	$9,800	$127	$1,537	$3,469,240	$(405,104)	$22,484	$(26,272)	$3,071,834

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$203,161	$178,486
Adjustments to reconcile net income to cash flows from operating activities:
Minority interest in consolidated entities	(579)	1,069
Non-cash expense for stock-based compensation	8,521	3,208
Shares withheld for employee taxes on stock based compensation arrangements	(3,005)	(439)
Depreciation, depletion and amortization	45,395	41,564
Amortization of deferred financing costs	12,433	12,268
Amortization of discounts/premiums, deferred interest and costs on lending investments	(47,166)	(37,952)
Discounts, loan fees and deferred interest received	26,626	32,009
Equity in earnings of unconsolidated entities	(3,329)	(1,053)
Distributions from operations of unconsolidated entities	23,512	6,496
Deferred operating lease income receivable	(11,327)	730
Gain from discontinued operations, net	(6,778)	3,045
Provision for loan losses	10,000	3,000
Provision for deferred taxes	1,104	—
Other non-cash adjustments	(2,562)	—
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	(24,868)	(20,928)
Changes in deferred expenses and other assets	4,804	(27,074)
Changes in accounts payable, accrued expenses and other liabilities	16,431	10,115
Cash flows from operating activities	252,373	204,544
Cash flows from investing activities:
New investment originations	(1,872,684)	(1,346,638)
Add-on fundings under existing loan commitments	(765,295)	(317,015)
Net proceeds from sales of corporate tenant lease assets	64,676	21,874
Repayments of and principal collections on loans and other lending investments	1,390,837	971,104
Contributions to unconsolidated entities	(53,483)	(9,781)
Distributions from unconsolidated entities	14,451	1,089
Capital improvements for build-to-suit facilities	(28,650)	(32,904)
Capital improvement projects on corporate tenant lease assets	(4,478)	(4,910)
Other capital expenditures on corporate tenant lease assets	(13,302)	(4,239)
Other investing activities, net	(2,417)	—
Cash flows from investing activities	(1,270,345)	(721,420)
Cash flows from financing activities:
Borrowings under secured revolving credit facility	135,000	181,073
Repayments under secured revolving credit facility	(135,000)	(181,073)
Borrowings under unsecured revolving credit facilities	13,828,580	3,578,157
Repayments under unsecured revolving credit facilities	(13,464,023)	(3,915,000)
Borrowings under secured term loans	8,218	38,161
Repayments under secured term loans	(71,700)	(19,138)
Borrowings under unsecured notes	1,034,973	991,489
Repayments under unsecured notes	(200,000)	(50,000)
Borrowings under foreign lines of credit	—	146,950
Repayments under foreign lines of credit	—	(155,181)
Contributions from minority interest partners	1,429	11,025
Distributions to minority interest partners	(3,123)	(1,071)
Changes in restricted cash held in connection with debt obligations	(9,069)	(22,897)
Payments for deferred financing costs/proceeds from hedge settlements, net	624	(15,065)
Common dividends paid	(105,085)	(87,523)
Preferred dividends paid	(21,160)	(21,160)
HPU dividends paid	(2,325)	(2,171)
HPUs issued/(redeemed)	(11)	1,033
Proceeds from exercise of options and issuance of DRIP/Stock purchase shares	2,712	2,068
Cash flows from financing activities	1,000,040	479,677
Changes in cash and cash equivalents	(17,932)	(37,199)
Cash and cash equivalents at beginning of period	105,951	115,370
Cash and cash equivalents at end of period	$88,019	$78,171

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

Note 2—Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. These unaudited Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Consolidated Financial Statements include the

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2—Basis of Presentation (Continued)

accounts of the Company, its qualified REIT subsidiaries, its majority-owned and controlled partnerships and other entities that are consolidated under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of ARB 51 (“FIN 46R”) (see Note 6). All significant intercompany balances and transactions have been eliminated in consolidation. Certain investments in joint ventures or other entities which the Company does not control are accounted for under the equity method (see Note 6 and Note 7).

In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position at June 30, 2007 and December 31, 2006 and the results of its operations for the three and six months ended June 30, 2007 and 2006, respectively, and its changes in shareholders’ equity and its cash flows for the six months ended June 30, 2007. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

As of June 30, 2007, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, have not changed materially.

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

Note 3—Recent Accounting Pronouncements

In February 2007, the FASB released Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value and is effective for the first fiscal year beginning after November 15, 2007. The Company will adopt SFAS No. 159 on January 1, 2008, as required, and management is still evaluating the impact on the Company’s Consolidated Financial Statements.

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

positions that the company has taken or expects to take on a tax return. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, as required. As a result of the implementation of FIN 48, the Company did not have any unrecognized tax benefits or any additional tax liabilities as of January 1, 2007 or as of June 30, 2007. The Company’s policy is to recognize interest expense and penalties related to uncertain tax positions, if any, as income tax expense, which is included in “General and administrative” costs on the Company’s Consolidated Statements of Operations.

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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments

The following is a summary description of the Company’s loans and other lending investments ($ in thousands)(1):

		# of	Principal	Carrying Value as of		Effective
Type of Investment	Underlying Property Type	Borrowers In Class	Balances Outstanding	June 30, 2007	December 31, 2006	Maturity Dates	Contractual Interest Payment Rates(2)	Contractual Interest Accrual Rates(2)
Senior Mortgages(3)(4)(6)	Office/Residential/ Retail/Industrial, R&D/Mixed Use/Hotel/ Entertainment, Leisure/Other	143	$ 5,123,927	$ 5,080,490	$ 3,999,093	2007 to 2026	Fixed: 6.5% to 30% Variable: LIBOR + 1.6% to LIBOR + 7%	Fixed: 6.5% to 30% Variable: LIBOR + 1.6% to LIBOR + 7%
Subordinate Mortgages(3)(4)(5)(6)	Office/Residential/ Retail/Mixed Use/Hotel/ Entertainment, Leisure/Other	21	592,269	586,776	615,031	2007 to 2017	Fixed: 5% to 10.5% Variable: LIBOR + 2.05% to LIBOR +7.75%	Fixed: 7.32% to 25% Variable: LIBOR + 2.05% to LIBOR + 10%
Corporate/ Partnership Loans(3)(5)(6)	Office/Residential/	40	1,506,285	1,498,782	1,347,249	2007 to 2046	Fixed: 8.98% to 17.5%	Fixed: 8.98% to 17.5%
	Retail/Industrial, R&D/Mixed Use/Hotel/ Entertainment, Leisure/Other						Variable: LIBOR + 0.86% to LIBOR +7%	Variable: LIBOR + 0.86% to LIBOR + 14%

Total Loans				7,166,048	5,961,373

Reserve for Loan Losses				(62,201)	(52,201)

Total Loans, net				7,103,847	5,909,172
Other Lending Investments—Securities(3)(5)(6)(7)	Residential/Retail/	9	616,479	590,336	890,678	2010 to 2023	Fixed: 6% to 9.25%	Fixed: 6% to 17%
	Industrial, R&D/ Entertainment, Leisure/Other						Variable: LIBOR + 2% to LIBOR + 5.63%	Variable: LIBOR + 2% to LIBOR + 5.63%

Total Loans and Other Lending Investments, net				$ 7,694,183	$ 6,799,850

Explanatory Notes:

(1)                Details (other than carrying values) are for loans outstanding as of June 30, 2007.

(2)                Substantially all variable-rate loans are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR on June 30, 2007 was 5.32%. As of June 30, 2007, nine loans with a combined carrying value of $259.7 million have a stated accrual rate that exceeds the stated pay rate.

(3)                Certain loans require fixed payments of principal resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity.

(4)                As of June 30, 2007, seven loans with a combined carrying value of $213.1 million are on non-accrual status. As of December 31, 2006, two loans with a combined carrying value of $61.5 million were on non-accrual status.

(5)                As of June 30, 2007, four loans with a combined carrying value of $84.7 million have stated accrual rates of up to 25%, however, no interest is due until their scheduled maturities ranging from 2009 to 2014. One Corporate/Partnership loan, with a carrying value of $54.5 million, has a stated accrual rate of 12.8% and no interest is due until its scheduled maturity in 2046.

(6)                As of June 30, 2007, includes foreign denominated loans with combined carrying values of approximately £153.6 million, €247.2 million, CAD 23.8 million and SEK 240.1 million. Amounts in table have been converted to U.S. dollars based on exchange rates in effect at June 30, 2007.

(7)                Included in Other Lending Investments-Securities are $249.2 million of securities that mature in one to five years and $336.1 million of securities that mature in five to ten years.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments (Continued)

During the six months ended June 30, 2007 and 2006, respectively, the Company originated or acquired an aggregate of approximately $1.65 billion and $1.32 billion in loans and other lending investments, funded $765.3 million and $317.0 million under existing loan commitments, and received principal repayments of $1.39 billion and $971.1 million.

As of June 30, 2007, the Company had 97 loans with unfunded commitments. The total unfunded commitment amount was approximately $3.43 billion, of which $3.41 billion was non-discretionary.

The Company reflected provisions for loan losses of $5.0 million and $2.0 million in its results of operations during the three months ended June 30, 2007 and 2006, respectively, and $10.0 million and $3.0 million during the six months ended June 30, 2007 and 2006. These provisions represent increases in loan loss reserves based on management’s evaluation of general market conditions, the Company’s internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults, the credit quality of the underlying collateral and changes in the size of the loan portfolio. The Company does not have any specific reserves identified in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.” During the year ended December 31, 2006, the Company recorded total charge-offs of $8.7 million, related to three separate loans. No additional charge-offs have been recorded as of June 30, 2007.

In April 2007, under a consensual agreement with the borrower, the Company received title to property that served as collateral for a senior mortgage loan with a carrying value of $5.6 million. The loan was placed on NPL status in the fourth quarter of 2006, at which time, the Company assessed the loan for impairment and took a $3.0 million charge-off to write the loan down to the estimated fair value of the collateral. Upon receiving title to the property, the Company determined that the carrying value of the loan approximated the net recoverable value of the property and no further impairment or gain was recorded as a result of the transaction. The Company determined it will dispose of the property and has recorded its carrying value in “Assets held for sale,” in the Company’s Consolidated Balance Sheets.

In March 2007, under a consensual agreement with the borrower, the Company received title to property that served as the sole collateral for a senior mortgage loan with a carrying value of $157.0 million. The Company intends to hold the asset for use and has recorded the fair value of the property in “Corporate tenant lease assets, net” on the Company’s Consolidated Balance Sheet (see Note 5 for further detail). The Company determined that the fair value of the property and other net assets received approximated the net carrying value of the loan and no impairment or gain was recorded as a result of the transaction. In addition, the Company determined that a portion of the fair value of the building was attributable to intangible assets that were separately recorded in “Other investments,” on the Company’s Consolidated Balance Sheet (see Note 7 for further detail).

Changes in the Company’s reserve for loan losses were as follows (in thousands):

Reserve for loan losses, December 31, 2005	$46,876
Additional provision for loan losses	14,000
Charge-offs	(8,675)
Reserve for loan losses, December 31, 2006	52,201
Additional provision for loan losses	10,000
Reserve for loan losses, June 30, 2007	$62,201

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments (Continued)

The carrying value of Other Lending Investment-Securities, as of June 30, 2007 includes $586.9 million of held to maturity investments with an aggregate fair value of $576.6 million and gross unrealized gains and losses of $27.2 million and $37.5 million, respectively. The carrying value also includes $3.4 million of available-for-sale securities recorded at fair value with an unrealized loss of $0.1 million recorded in accumulated other comprehensive income.

Note 5—Corporate Tenant Lease Assets

During the six months ended June 30, 2007 and 2006, respectively, the Company acquired an aggregate of approximately $168.7 million and $17.2 million in CTL assets and disposed of CTL assets for net proceeds of approximately $64.7 million and $21.9 million. In addition, in March 2007, the Company received title to property with a fair value of $156.8 million that served as collateral for a senior mortgage loan. The Company allocated $120.4 million of this fair value to CTL assets and the remainder was allocated to CTL intangibles (see Note 4 and Note 7 for further discussion). As of June 30, 2007 and December 31, 2006, the Company had unamortized intangible assets related to CTL purchases of approximately $74.8 million and $41.4 million, respectively, and included these in “Other investments” on the Company’s Consolidated Balance Sheets.

During the three months ended June 30, 2007, the Company sold four CTL assets for net proceeds of approximately $29.8 million and realized gains of approximately $5.4 million. During the three months ended June 30, 2006, the Company sold one CTL asset for net proceeds of $12.8 million and realized a gain of approximately $2.4 million. During the six months ended June 30, 2007, the Company disposed of six CTL assets for net proceeds of $64.7 million and recognized gains of approximately $6.8 million. During the six months ended June 30, 2006, the Company disposed of three CTL assets for net proceeds of $21.9 million and recognized gains of approximately $4.5 million.

The Company’s investments in CTL assets, at cost, were as follows (in thousands):

	As of June 30, 2007	As of December 31, 2006
Facilities and improvements	$2,926,077	$2,670,424
Land and land improvements	776,463	762,530
Less: accumulated depreciation	(378,354)	(348,160)
Corporate tenant lease assets, net	$3,324,186	$3,084,794

Under certain leases, the Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended June 30, 2007 and 2006 were approximately $9.4 million and $6.5 million, respectively, and $16.3 million and $13.2 million for the six months ended June 30, 2007 and 2006, respectively, and are included as a reduction of “Operating costs—corporate tenant lease assets” on the Company’s Consolidated Statements of Operations.

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

As of June 30, 2007, the Company had $36.8 million of non-discretionary unfunded commitments related to seven CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon completion of the improvements or construction, the Company will receive additional operating lease income from the customers. In addition, the Company had $15.6 million of non-discretionary unfunded commitments related to 15 existing customers in the form of tenant improvements which were negotiated between the Company and the customers at the commencement of the leases.

The Company capitalized interest on build-to-suit CTL assets of approximately $0.5 million for the three months ended June 30, 2007 and 2006, and $1.2 million and $0.8 million for the six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, there were four CTL assets with an aggregate book value of $10.4 million classified as “Assets held for sale” on the Company’s Consolidated Balance Sheet. The Company sold one facility with a book value of $1.7 million on July 9, 2007 for net proceeds of approximately $2.8 million and realized a gain of approximately $1.1 million.

On April 13, 2006, the Company signed a lease termination agreement with a customer that occupied 12 facilities that were subject to separate cross-defaulted leases. Due to the termination, the Company cashed a $20.0 million letter of credit from the tenant and allocated it among each of the leases as a lease termination fee. Upon termination, the Company initially determined it would sell six of the facilities with terminated leases and designated those facilities as “Assets held for sale” on the Company’s Consolidated Balance Sheets as of June 30, 2006. In addition, the Company determined that the six facilities held for sale were impaired and recorded a $7.6 million charge.

The Company subsequently reclassified three of the facilities to “Corporate tenant lease assets, net” on the Company’s Consolidated Balance Sheets after it was determined they would not be sold. The operating results of the three facilities subsequently moved out of held for sale are presented within income from continuing operations, including an impairment charge of $4.9 million in “Operating costs—corporate tenant lease assets,” and termination fees of $4.0 million in “Other income,” on the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2006.

The operating results of three facilities still held for sale and one facility that was sold, including an impairment charge of $2.7 million and a net termination fee of $4.7 million, are included in “Income from discontinued operations” on the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2006.

Note 6—Joint Ventures and Minority Interest

Investments in unconsolidated joint ventures—Income or loss generated from the Company’s joint venture investments is included in “Equity in (loss) earnings from joint ventures” on the Company’s Consolidated Statements of Operations.

The Company has a 50% investment in Corporate Technology Centre Associates, LLC (“CTC”), whose external member is Corporate Technology Centre Partners, LLC. The Company’s carrying value in

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6—Joint Ventures and Minority Interest (Continued)

this joint venture at June 30, 2007 was $4.5 million. The Company accounts for this investment under the equity method because the Company’s joint venture partner has certain participating rights that give it shared control over the joint venture.

The Company has 47.5% investments in Oak Hill Advisors, L.P. and Oak Hill Credit Alpha MGP, 48.1% investments in OHSF GP Partners II LLC and OHSF GP Partners, LLC, and a 45.5% investment in Oak Hill Credit Opportunities MGP, LLC (collectively, “Oak Hill”). The Company’s carrying value in these ventures at June 30, 2007 was $186.9 million. The Company has determined that all of these entities are variable interest entities and that an external member is the primary beneficiary. As such, the Company accounts for these ventures under the equity method. Upon acquisition of the interests in Oak Hill there was a difference between the Company’s book value of the equity investments and the underlying equity in the net assets of Oak Hill of approximately $200.2 million. The Company allocated this value to identifiable intangible assets of approximately $81.8 million and goodwill of $118.4 million. As of June 30, 2007, the unamortized balance related to intangible assets for these investments was approximately $61.5 million.

The Company, through its majority owned subsidiary TimberStar Operating Partnership, L.P. (“TimberStar”), has a 46.7% investment in TimberStar Southwest Holdco LLC (“TimberStar Southwest”). The Company’s carrying value in this joint venture at June 30, 2007 was $164.8 million. The joint venture’s carrying value for the timberlands owned at June 30, 2007 was $1.09 billion. The joint venture had total assets of $1.96 billion and total liabilities of $1.62 billion as of June 30, 2007 and a net loss of $18.1 million for the period ended June 30, 2007. Included in the liabilities is $1.60 billion of debt that is non-recourse to the Company. The Company accounts for this investment under the equity method because the Company’s joint venture partners have certain participating rights giving them shared control over the venture.

In June of 2007, the Company, through its Moor Park consolidated subsidiary (see minority interest below), closed on a 33% investment in Moor Park Newday Holdings Luxembourg S.a.r.l. (“Newday”). The Company’s carrying value in this venture at June 30, 2007 was $0.5 million. In addition to the equity, the Company made two loans to the joint venture totaling $36.2 million. These loans are recorded in “Other Investments” on the Company’s Consolidated Balance Sheets. The joint venture was created for a sale-leaseback acquisition of hotels in Germany and Holland. The Company has determined that this entity is a variable interest entity and that an external member is the primary beneficiary. As such, the Company accounts for this investment under the equity method.

During the three months ended June 30, 2007, the Company also invested in two new joint ventures which it accounts for under the equity method. The Company’s carrying value in these ventures is $35.2 million as of June 30, 2007. In connection with one of these ventures, the Company has committed to funding an additional $85.0 million as of June 30, 2007.

Minority Interest—Income or loss allocable to external partners in consolidated entities is included in “Minority interest in consolidated entities” on the Company’s Consolidated Statements of Operations.

In April 2007, the Company closed on a €100 million commitment in Moor Park Real Estate Partners II, L.P. Incorporated (“Moor Park”). Moor Park is a fund, managed by Moor Park Capital Partners LLP, that was created to invest in pan-European sale-leaseback, property company/operating company and other structured real estate transactions as a 33% owner along-side another fund. The Company determined that Moor Park is a variable interest entity and that the Company is the primary beneficiary,

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6—Joint Ventures and Minority Interest (Continued)

due to it owning 94% of the fund as of June 30, 2007. As such, the Company consolidates this entity for financial statement purposes and records the minority interest of the external partner in “Minority interest in consolidated entities” on the Company’s Consolidated Balance Sheets.

As of June 30, 2007, the Company consolidates nine entities in which it either holds a majority interest or where it is a primary beneficiary under FIN 46R, and records the minority interest of the external partner(s) in “Minority interest in consolidated entities” on the Company’s Consolidated Balance Sheets.

Note 7—Other Investments

Other investments consist of the following items (in thousands):

	As of June 30, 2007	As of December 31, 2006
Strategic investments	$269,503	$213,348
Timber and timberlands, net of accumulated depletion	144,224	146,910
CTL intangibles, net of accumulated amortization	74,824	41,358
Marketable securities	2,190	6,001
Other investments	$490,741	$407,617

In March 2007, the Company received title to property that served as collateral for a senior mortgage loan and recorded CTL intangibles of approximately $36.4 million related to this property (see Note 4 for further detail).

As of June 30, 2007, the Company has $269.5 million invested in 32 separate real estate related funds or other strategic investment opportunities within niche markets. Of these 32 investments, 17 or $143.9 million, are accounted for under the cost method. The remaining 15 investments, totaling $125.6 million, are accounted for under the equity method. As of June 30, 2007, the Company had $43.2 million of non-discretionary unfunded commitments related to eight strategic investments.

Note 8—Other Assets and Other Liabilities

Deferred expenses and other assets consist of the following items (in thousands):

	As of June 30,	As of December 31,
	2007	2006
Deferred financing fees, net	$16,326	$14,217
Leasing costs, net	14,284	13,294
Intangible assets, net	9,668	10,673
Derivative assets	12,270	9,333
Corporate furniture, fixtures, and equipment, net	10,581	5,644
Other assets	14,934	18,020
Deferred expenses and other assets	$78,063	$71,181

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8—Other Assets and Other Liabilities (Continued)

Accounts payable, accrued expenses and other liabilities consist of the following items (in thousands):

	As of June 30,	As of December 31,
	2007	2006
Accrued interest payable	$86,636	$84,954
Accrued expenses	36,919	39,420
Security deposits from customers	19,497	23,581
Derivative liabilities	34,334	23,286
Unearned operating lease payments	11,363	11,465
Other liabilities	44,086	18,251
Accounts payable, accrued expenses and other liabilities	$232,835	$200,957

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

As of June 30, 2007 and December 31, 2006, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

	Maximum	Carrying Value as of		Stated	Scheduled
	Amount Available	June 30, 2007	December 31, 2006	Interest Rates(1)	Maturity Date(1)
Secured revolving credit facility:
Line of credit	$500,000	$—	$—	LIBOR + 1%—2%(2)	January 2009(3)
Unsecured revolving credit facilities:
Line of credit(4)	2,200,000	1,305,718	923,068	LIBOR + 0.525%(5)	June 2011
Line of credit(6)	1,200,000	—	—	LIBOR + 0.525%(5)	June 2012
Total revolving credit facilities	$3,900,000	1,305,718	923,068
Secured term loans:
Collateralized by CTL asset		125,202	127,648	7.44%	April 2009
Collateralized by CTL assets		137,946	141,978	6.8%—8.8%	Various through 2026
Collateralized by CTL asset		58,202	58,634	6.41%	January 2013
Collateralized by investments in corporate bonds		171,196	227,768	LIBOR + 0.22%—0.65%	August 2007
Total secured term loans		492,546	556,028
Debt premium		5,814	6,088
Total secured term loans		498,360	562,116
Unsecured notes:
LIBOR + 0.34% Senior Notes		500,000	500,000	LIBOR + 0.34%	September 2009
LIBOR + 0.35% Senior Notes(7)		500,000	—	LIBOR + 0.35%	March 2010
LIBOR + 0.39% Senior Notes		400,000	400,000	LIBOR + 0.39%	March 2008
LIBOR + 0.55% Senior Notes		225,000	225,000	LIBOR + 0.55%	March 2009
LIBOR + 1.25% Senior Notes		—	200,000	LIBOR + 1.25%	March 2007
4.875% Senior Notes		350,000	350,000	4.875%	January 2009
5.125% Senior Notes		250,000	250,000	5.125%	April 2011
5.15% Senior Notes		700,000	700,000	5.15%	March 2012
5.375% Senior Notes		250,000	250,000	5.375%	April 2010
5.5% Senior Notes(7)		300,000	—	5.5%	June 2012
5.65% Senior Notes		500,000	500,000	5.65%	September 2011
5.7% Senior Notes		367,022	367,022	5.7%	March 2014
5.8% Senior Notes		250,000	250,000	5.8%	March 2011
5.85% Senior Notes(7)		250,000	—	5.85%	March 2017
5.875% Senior Notes		500,000	500,000	5.875%	March 2016
5.95% Senior Notes		889,669	889,669	5.95%	October 2013
6% Senior Notes		350,000	350,000	6%	December 2010
6.05% Senior Notes		250,000	250,000	6.05%	April 2015
6.5% Senior Notes		150,000	150,000	6.5%	December 2013
7% Senior Notes		185,000	185,000	7%	March 2008
8.75% Notes		50,331	50,331	8.75%	August 2008
Total unsecured notes		7,217,022	6,367,022
Debt discount		(97,780)	(93,636)
Fair value adjustment to hedged items (see Note 11)		(34,281)	(23,137)
Total unsecured notes		7,084,961	6,250,249
Other debt obligations		100,000	100,000	LIBOR + 1.5%	October 2035
Debt discount		(1,980)	(1,996)
Total other debt obligations		98,020	98,004
Total debt obligations		$8,987,059	$7,833,437

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

Explanatory Notes:

(1)              All interest rates and maturity dates are for debt outstanding as of June 30, 2007. Some variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. Foreign variable-rate debt obligations are based on 30-day UK LIBOR for British pound borrowing, 30-day EURIBOR for euro borrowing and 30-day Canadian LIBOR for Canadian dollar borrowing. The 30-day LIBOR rate on June 30, 2007 was 5.32%. The 30-day UK LIBOR, EURIBOR and Canadian LIBOR rates on June 30, 2007 were 5.92%, 4.12% and 4.48%, respectively. Other variable-rate debt obligations are based on 90-day LIBOR and reprice every three months. The 90-day LIBOR rate on June 30, 2007 was 5.36%.

(2)              This facility has an unused commitment fee of 0.25% on any undrawn amounts.

(3)              Maturity date reflects one-year “term-out” extension at the Company’s option.

(4)              As of June 30, 2007, the line of credit included foreign borrowings of £126.5 million, €309.5 million, and CAD 24.2 million. Amounts in the table have been converted to U.S. dollars based on exchange rates in effect at June 30, 2007.

(5)              This facility has an annual commitment fee of 0.125%.

(6)              On June 26, 2007, the Company closed on an additional unsecured revolving credit facility with a maximum capacity of $1.20 billion.

(7)              On March 9, 2007, the Company issued $300 million of 5.5% Senior Notes due 2012, $250 million of 5.85% Senior Notes due 2017 and $500 million of three-month LIBOR + 0.35% Senior Notes due 2010.

The Company’s primary source of short-term funds is an aggregate of $3.40 billion of available credit under its two committed unsecured revolving credit facilities, which includes the existing $2.20 billion facility, maturing in June 2011, as well as the new $1.20 billion facility, maturing in June 2012, entered into during the second quarter, as described further below.  As of June 30, 2007, there was approximately $2.05 billion which was immediately available to draw under these facilities at the Company’s discretion.  Both facilities remain fully available throughout their respective terms so long as the Company complies with certain financial covenants, all of which the Company was in compliance with as of June 30, 2007.  In addition, the company has one $500.0 million secured revolving credit facility for which availability is based on percentage borrowing base calculations.

On June 26, 2007, the Company completed an unsecured revolving credit facility with leading financial institutions having a maximum capacity of $1.20 billion. Commitments under this facility will mature on June 26, 2012. Borrowings under this credit agreement, which may be made in multiple currencies, will bear interest at a floating rate based upon one of several base rates which will vary depending upon the currency of the borrowing, plus a margin which adjusts upward or downward based upon the Company’s corporate credit rating. Non-US dollar borrowings under the facility will be initially guaranteed by subsidiaries of the Company that hold exclusively foreign assets. As of June 30, 2007, there were no outstanding borrowings under this facility and all $1.20 billion was immediately available to be drawn at the Company’s discretion.

On June 26, 2007, the Company also amended and restated its $2.20 billion revolving credit agreement to conform various covenants and provisions to those in the new $1.20 billion revolving credit agreement. Non-US dollar borrowings under the amended and restated $2.20 billion revolving credit agreement will be initially guaranteed by subsidiaries of the Company that hold exclusively foreign assets.

Also on June 26, 2007, the Company closed on a $2.0 billion short-term interim financing facility which will be used to fund a portion of the costs for the Company’s acquisition of the commercial real estate lending business and existing portfolio of Fremont General Corporation (see Note 17 for further detail). The company had no borrowings under this facility as of June 30, 2007.

The Company’s debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include limitations on the Company’s ability to incur indebtedness beyond specified levels and a requirement to maintain specified ratios of unsecured indebtedness compared to

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

unencumbered assets. Based on the Company’s current credit ratings, the financial covenants in some series of the Company’s publicly held debt securities are not operative.

On January 9, 2007, in connection with a consent solicitation of the holders of the respective notes, the Company amended certain covenants in its 7% Senior Notes due 2008, 4.875% Senior Notes due 2009, 6% Senior Notes due 2010, 5.125% Senior Notes due 2011, 6.5% Senior Notes due 2013, and 5.7% Senior Notes due 2014 (collectively, the “Modified Notes”). Holders of approximately 95.43% of the aggregate principal amount of the Modified Notes consented to the solicitation. The purpose of the amendments was to conform most of the covenants to the covenants contained in the indentures governing the senior notes issued by the Company since it achieved an investment grade rating from S&P, Moody’s and Fitch. In connection with the consent solicitation the Company paid an aggregate fee of $6.5 million to the consenting note holders, which will be amortized into interest expense over the remaining term of the Modified Notes. In addition, the Company incurred advisory and professional fees aggregating $2.4 million, which were recorded as expenses and included in “General and administrative” on the Company’s Consolidated Statement of Operations for the six months ended June 30, 2007.

Significant non-financial covenants include a requirement in some series of its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of June 30, 2007, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

Capital Markets Activity—During the six months ended June 30, 2007, the Company issued $300 million and $250 million aggregate principal amounts of fixed-rate Senior Notes bearing interest at annual rates of 5.5% and 5.85% and maturing in 2012 and 2017, respectively, and $500 million of variable-rate Senior Notes bearing interest at three-month LIBOR + 0.35% maturing in 2010. The Company primarily used the proceeds from the issuance of these securities to repay outstanding indebtedness under its unsecured revolving credit facility. In connection with this issuance, the Company settled forward starting interest rate swap agreements with notional amounts totaling $200 million and ten-year terms matching that of the $250 million Senior Notes due in 2017. The Company also entered into interest rate swap agreements to swap the fixed interest rate on the $300 million Senior Notes due in 2012 for a variable interest rate (see Note 11 for further detail on all hedging activity). In addition, the Company’s $200 million of LIBOR + 1.25% Senior Notes matured in March 2007.

Other Financing Activity—On August 1, 2007, the Company’s term financing that was collateralized by corporate bonds matured and was extended for one month to September 4, 2007 and the rate on the loan was increased to LIBOR + 0.55% to 0.85% from LIBOR + 0.22% to 0.65%. The carrying value of corporate bonds securing the borrowing totaled $139.8 million on August 1, 2007.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

As of June 30, 2007, future scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2007 (remaining six months)	$171,196
2008	635,331
2009	1,216,754
2010	1,105,607
2011	2,336,859
2012	1,000,000
Thereafter	2,649,539
Total principal maturities	9,115,286
Unamortized debt discounts/premiums, net	(93,946)
Fair value adjustment to hedged items (see Note 11)	(34,281)
Total debt obligations	$8,987,059

Explanatory Note:

(1)    Assumes exercise of extensions to the extent such extensions are at the Company’s option.

Note 10—Shareholders’ Equity

DRIP/Stock Purchase Plan—During the three months ended June 30, 2007 and 2006, the Company issued a total of approximately 12,400 and 19,000 shares of its Common Stock, respectively, and during the six months ended June 30, 2007 and 2006, the Company issued a total of approximately 19,800 and 31,000 shares of its Common Stock, respectively, through the dividend reinvestment and direct stock purchase plans. Net proceeds during the three months ended June 30, 2007 and 2006 were approximately $0.6 million and $0.7 million, respectively, and $0.9 million and $1.2 million during the six months ended June 30, 2007 and 2006, respectively. There are approximately 2.1 million shares available for issuance under the plan as of June 30, 2007.

Stock Repurchase Program—The Company did not repurchase any shares under the stock repurchase program during the six months ended June 30, 2007 and 2006. Subsequent to June 30, 2007, the Company repurchased 300,000 of its outstanding Common stock for $10.0 million at an average cost per share of $33.47.

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
Notes to Consolidated Financial Statements (Continued)

Note 11—Risk Management and Derivatives (Continued)

Use of derivative financial instruments—As of June 30, 2007, the Company has forward-starting interest rate swaps to hedge variability in cash flows on $250.0 million of debt forecasted to be issued in 2008.  The Company also has interest rate swaps that hedge the change in fair value associated with $1.25 billion of existing fixed-rate debt.  The effect of these hedges is reflected on the Company’s Consolidated Balance Sheet as a $34.3 million adjustment to the hedged debt obligations.  The Company also has a foreign currency derivative to hedge the exposure to foreign exchange rate movements related to a loan originated in Swedish Krona.  This derivative was not designated as a hedge under SFAS No. 133, therefore, changes in fair value are recorded in the Company’s Consolidated Statements of Operations.

The following table represents the notional principal amounts and fair values of interest rate swaps by class (in thousands):

	Notional Amount as of June 30, 2007	Notional Amount as of December 31, 2006	Fair Value as of June 30, 2007	Fair Value as of December 31, 2006
Cash flow hedges
Forward-starting interest rate swaps	$250,000	$450,000	$12,270	$9,180
Fair value hedges	1,250,000	950,000	(34,281)	(23,137)
Total interest rate swaps	$1,500,000	$1,400,000	$(22,011)	$(13,957)

The following table presents the Company’s foreign currency derivatives outstanding as of June 30, 2007 (in thousands):

Derivative Type	Notional Amount	Notional Currency	Notional (USD Equivalent)	Maturity
Sell SEK forward	SEK 246,677	Swedish Krona	$36,072	July 16, 2007

During the six months ended June 30, 2007, the Company settled three forward starting interest rate swap agreements, which were designated as cash-flow hedges, with notional amounts totaling $200 million, ten-year terms and rates from 4.740% to 4.745% in connection with the Company’s issuance of $250 million of Senior Notes due in 2017. The $4.5 million settlement value received for these forward starting swaps is being amortized as a reduction to “Interest expense” on the Company’s Consolidated Statements of Operations through the maturity of the Senior Notes due in 2017. Additionally, the Company entered into interest rate swap agreements, designated as fair-value hedges, with notional amounts totaling $300 million and variable interest rates that reset quarterly based on three-month LIBOR. These swap agreements exchanged the 5.5% fixed-rate interest payments on the Company’s $300 million Senior Notes due in 2012 for variable-rate interest payments based on three-month LIBOR + 0.5365%.

At June 30, 2007, derivatives with a fair value of $12.3 million were included in other assets and derivatives with a fair value of $34.3 million were included in other liabilities.

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

Substantially all of the Company’s CTL assets (including those held by joint ventures) and loans and other lending investments are collateralized by facilities located in the United States, with California (14.4%) and Florida (10.4%) representing the only significant concentration (greater than 10.0%) as of June 30, 2007. The Company’s investments also contain significant concentrations in the following asset types as of June 30, 2007: apartment/residential (21.7%), office-CTL (14.5%), retail (13.0%) and industrial/R&D (11.1%).

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

Note 12—Stock-Based Compensation Plans and Employee Benefits

The Company’s 2006 Long-Term Incentive Plan (the “Plan”) is designed to provide equity-based incentive compensation for officers, key employees, directors, consultants and advisers of the Company. This Plan was effective May 31, 2006 and replaces the original 1996 Long-Term Incentive Plan. At June 30, 2007, options to purchase approximately 1.0 million shares of Common Stock were outstanding and approximately 774,000 shares of restricted stock were outstanding. Many of these options and restricted stock units were issued under the original 1996 Long-Term Incentive Plan and, therefore, a total of approximately 4.0 million shares remain available for awards under the Plan as of June 30, 2007. The Company recorded $3.9 million and $1.7 million of stock based compensation expense in “General and administrative” costs on the Company’s Consolidated Statements of Operations for the three months ended June 30, 2007 and 2006, respectively, and $8.3 million and $3.0 million for the six months ended June 30, 2007 and 2006, respectively.

Changes in options outstanding during the six months ended June 30, 2007, are as follows (shares and aggregate intrinsic value in thousands, except for weighted average strike price):

	Number of Shares			Weighted	Aggregate
	Employees	Non-Employee Directors	Other	Average Strike Price	Intrinsic Value
Options Outstanding, December 31, 2006	798	90	214	$17.62
Exercised in 2007	(39)	—	(37)	$18.90
Options Outstanding, June 30, 2007	759	90	177	$17.42	$27,674

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2007 (in thousands):

Exercise Price	Options Outstanding and Exercisable	Remaining Contractual Life
$14.72	462	1.56
$16.88	373	2.51
$17.38	17	2.71
$19.69	59	3.51
$24.94	40	3.88
$26.97	2	3.96
$27.00	17	3.99
$28.54	3	0.85
$29.82	48	4.92
$55.39	5	1.92
	1,026	2.33

The Company has not issued any options since 2003. Cash received from option exercises during the three and six months ended June 30, 2007 was approximately $1.2 million and $1.5 million, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2007 was $1.9 million and $2.1 million, respectively. Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

Changes in non-vested restricted stock units during the six months ended June 30, 2007, are as follows (shares and aggregate intrinsic value in thousands):

Non-Vested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested at December 31, 2006	471	$37.27
Granted	535	49.10
Vested	(187)	38.71
Forfeited	(45)	43.43
Non-vested at June 30, 2007	774	$44.73	$34,290

During the six months ended June 30, 2007, the Company granted 535,286 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 487,566 units remain outstanding as of June 30, 2007. During the years ended December 31, 2006, 2005 and 2004, the Company granted restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 254,608 units, 30,451 units, and 882 units, respectively, remain outstanding as of June 30, 2007. The unvested restricted stock units granted after January 1, 2006, are paid dividends as dividends are paid on shares of the Company’s Common Stock and these dividends are accounted for in a manner consistent with the Company’s Common Stock dividends, as a reduction to retained earnings.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

For accounting purposes, the Company measures compensation costs for these units as of the date of the grant and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the respective vesting/service period. Such amounts appear on the Company’s Consolidated Statements of Operations in “General and administrative.” As of June 30, 2007, there was $28.7 million of total unrecognized compensation cost related to non-vested restricted stock units. That cost is expected to be recognized over the remaining vesting/service period for the respective grants.

High Performance Unit Program

The Company’s High Performance Unit (HPU) program and Senior Executive HPU program are performance-based employee compensation plans that have significant value to the participants only if the Company provides superior returns to its shareholders. The programs are more fully described in the Company’s annual proxy statement and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. As of June 30, 2007, the 2007 and 2008 plans under both the HPU Program and Senior Executive HPU Program have valuation dates that have not yet occurred. If at the end of the three-year valuation periods ending on December 31, 2007 and December 31, 2008, the total rate of shareholder return on the Company’s common stock exceeds certain performance thresholds, the HPU participants and Senior Executive HPU participants will receive cash distributions in the nature of dividends payable on a calculated equivalent amount of our common stock, as defined by the plan documents, after the respective valuation dates. However, if the total rate of shareholder return for the relevant valuation period does not exceed these performance thresholds, then the HPU shares only have a nominal value.

The 2007 and 2008 plans under the HPU Program each have 5,000 shares of High Performance Common Stock and had aggregate initial purchase prices of $0.6 million and $0.8 million, respectively. As of June 30, 2007, the Company had received net contributions of $0.5 million and $0.7 million under the 2007 and 2008 plans, respectively.

The 2007 and 2008 plans under the Senior Executive HPU Program each have 5,000 shares of High Performance Common Stock and had aggregate initial purchase prices of $0.4 million and $0.5 million, respectively. As of June 30, 2007, the Company had received net contributions of $0.4 million and $0.5 million under the 2007 and 2008 plans, respectively.

The Company has discontinued further issuances under its HPU and Senior Executive HPU programs.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

401(k) Plan

The Company made gross contributions to the savings and retirement plan (the “401(k) Plan”) of approximately $0.1 million for each of the three months ended June 30, 2007 and 2006, and $0.7 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively.

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
Notes to Consolidated Financial Statements (Continued)

Note 13—Earnings Per Share (Continued)

The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three and six months ended June 30, 2007 and 2006, for common shares, respectively (in thousands, except per share data):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Income from continuing operations.	$103,404	$84,708	$195,335	$168,280
Preferred dividend requirements	(10,580)	(10,580)	(21,160)	(21,160)
Net income allocable to common shareholders and HPU holders before income from discontinued operations and gain from discontinued operations, net	$92,824	$74,128	$174,175	$147,120
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$90,790	$72,317	$170,359	$143,524
Income from discontinued operations	290	3,354	1,025	5,531
Gain from discontinued operations, net	5,245	2,295	6,630	4,425
Net income allocable to common shareholders	$96,325	$77,966	$178,014	$153,480
Numerator for diluted earnings per share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net(1)	$90,836	$72,361	$170,449	$143,612
Income from discontinued operations	290	3,355	1,025	5,533
Gain from discontinued operations, net	5,246	2,296	6,631	4,426
Net income allocable to common shareholders	$96,372	$78,012	$178,105	$153,571
Denominator:
Weighted average common shares outstanding for basic earnings per common share	126,753	113,282	126,723	113,263
Add: effect of assumed shares issued under treasury stock method for stock options and restricted shares.	861	773	843	769
Add: effect of joint venture shares	349	349	349	349
Weighted average common shares outstanding for diluted earnings per common share	127,963	114,404	127,915	114,381
Basic earnings per common share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$0.72	$0.64	$1.34	$1.27
Income from discontinued operations	0.00	0.03	0.01	0.05
Gain from discontinued operations, net	0.04	0.02	0.05	0.04
Net income allocable to common shareholders	$0.76	$0.69	$1.40	$1.36
Diluted earnings per common share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$0.71	$0.63	$1.33	$1.26
Income from discontinued operations	0.00	0.03	0.01	0.04
Gain from discontinued operations, net	0.04	0.02	0.05	0.04
Net income allocable to common shareholders	$0.75	$0.68	$1.39	$1.34

Explanatory Note:

(1)             For the three months ended June 30, 2007 and 2006, includes the allocable portion of $28 of joint venture income. For the six months ended June 30, 2007 and 2006, includes the allocable portion of $56 of joint venture income.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13—Earnings Per Share (Continued)

As more fully described in Note 12, HPU shares are sold to employees as part of a performance-based employee compensation plan. As of June 30, 2007 the 2002-2005 HPU plans have vested, however, the 2005 plan did not meet the required performance thresholds to fund. Therefore, the Company redeemed the HPU shares from it’s employees. The 2002-2004 plans each have 5,000 shares outstanding. The shares in each plan receive dividends based on a common stock equivalent that is separately determined for each plan depending on the Company’s performance during a three-year valuation period. These HPU Shares are treated as a separate class of common stock under EITF-03-06. The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three and six months ended June 30, 2007 and 2006 for HPU shares, respectively (in thousands, except per share data):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Earnings allocable to High Performance Units
Numerator for basic earnings per HPU share:
Income allocable to high performance units before income from discontinued operations and gain from discontinued operations, net	$2,034	$1,811	$3,816	$3,596
Income from discontinued operations	6	84	23	139
Gain from discontinued operations, net	117	58	148	111
Net income allocable to high performance units	$2,157	$1,953	$3,987	$3,846
Numerator for diluted earnings per HPU share:
Income allocable to high performance units before income from discontinued operations and gain from discontinued operations, net(1)	$2,016	$1,795	$3,782	$3,564
Income from discontinued operations	6	83	23	137
Gain from discontinued operations, net	116	57	147	110
Net income allocable to high performance units	$2,138	$1,935	$3,952	$3,811
Denominator:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15	15	15
Basic earnings per HPU share:
Income allocable to high performance units before income from discontinued operations and gain from discontinued operations	$135.60	$120.73	$254.40	$239.73
Income from discontinued operations	0.40	5.60	1.53	9.27
Gain from discontinued operations, net	7.80	3.87	9.87	7.40
Net income allocable to high performance units	$143.80	$130.20	$265.80	$256.40
Diluted earnings per HPU share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations	$134.40	$119.67	$252.13	$237.60
Income from discontinued operations	0.40	5.53	1.54	9.13
Gain from discontinued operations, net	7.73	3.80	9.80	7.34
Net income allocable to high performance units	$142.53	$129.00	$263.47	$254.07

Explanatory Note:

(1)             For the three months ended June 30, 2007 and 2006, includes the allocable portion of $28 of joint venture income. For the six months ended June 30, 2007 and 2006, includes the allocable portion of $56 of joint venture income.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13—Earnings Per Share (Continued)

For the three and six months ended June 30, 2007 and 2006, the following shares were antidilutive (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Stock options	5	5	5	5

Note 14—Comprehensive Income

Total comprehensive income was $118.3 million and $108.0 million for the three months ended June 30, 2007 and 2006, respectively, and $208.7 million and $212.9 million for the six months ended June 30, 2007 and 2006, respectively. The primary components of comprehensive income, other than net income, consist of amounts attributable to the adoption and continued application of SFAS No. 133 to the Company’s cash flow hedges and changes in the fair value of the Company’s available-for-sale investments. The reconciliation to comprehensive income is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$109,062	$90,499	$203,161	$178,486
Other comprehensive income:
Reclassification of (gains)/losses on securities into earnings upon realization	—	—	(2,554)	—
Reclassification of (gains)/losses on ineffective cash flow hedges into earnings	—	—	98	—
Reclassification of (gains)/losses on qualifying cash flow hedges into earnings	(299)	(1,545)	(442)	(2,749)
Unrealized gains/(losses) on available-for-sale investments	(279)	(318)	(589)	607
Unrealized gains/(losses) on cash flow hedges	9,789	19,316	9,015	36,551
Comprehensive income	$118,273	$107,952	$208,689	$212,895

Unrealized gains/(losses) on available-for-sale investments and cash flow hedges are recorded as adjustments to shareholders’ equity through “Accumulated other comprehensive income” on the Company’s Consolidated Balance Sheets and are not included in net income unless realized.

As of June 30, 2007 and December 31, 2006, accumulated other comprehensive income reflected in the Company’s shareholders’ equity is comprised of the following (in thousands):

	As of June 30, 2007	As of December 31, 2006
Unrealized gains on securities	$993	$4,136
Unrealized losses on hedges held by joint venture	(3,540)	(4,674)
Unrealized gains on cash flow hedges	25,031	17,494
Accumulated other comprehensive income	$22,484	$16,956

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

The Company declared a dividend aggregating $104.6 million, or $0.825 per share of Common Stock during the six months ended June 30, 2007. This dividend, paid on April 30, 2007, was applicable to the three months ended March 31, 2007 and payable to shareholders of record and holders of certain share equivalents on April 16, 2007. On July 2, 2007, the Company declared a dividend of approximately $104.6 million or $0.825 per common share applicable to the second quarter and payable to shareholders of record and holders of certain share equivalents on July 16, 2007. The Company also declared and paid dividends aggregating $4.0 million, $5.5 million, $3.9 million, $3.1 million and $4.7 million, respectively, on its Series D, E, F, G, and I preferred stock, respectively, during the six months ended June 30, 2007. There are no dividend arrearages on any of the preferred shares currently outstanding.

The Company pays dividends to the unit holders in the 2002, 2003, and 2004 HPU Plans in the same amount per equivalent share and on the same distribution dates as the Company’s common stock, based on 819,254 shares, 987,149 shares, and 1,031,875 shares, respectively. Therefore, in connection with the common dividend declared during the six months ended June 30, 2007, the Company paid dividends of $0.7 million, $0.8 million and $0.8 million to the unit holders in the 2002, 2003 and 2004 HPU Plans, respectively. In connection with the common dividend declared on July 2, 2007, the Company will pay dividends of $0.7 million, $0.8 million, and $0.8 million to the unit holders in the 2002, 2003 and 2004 HPU Plans, respectively.

The Company also pays dividends on outstanding restricted stock units that were granted to employees after January 1, 2006, in the same amount per unit and on the same distribution dates as the Company’s common stock. Therefore, in connection with the common dividend declared during the six months ended June 30, 2007, the Company paid dividends of $0.6 million to employees based on 744,391 restricted stock units outstanding as of the record date. In connection with the common dividend declared on July 2, 2007, the Company will pay dividends of $0.8 million to employees based on 919,935 restricted stock units outstanding as of the record date.

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

Note 16—Segment Reporting (Continued)

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

The Company evaluates performance based on the following financial measures for each segment (in thousands):

		Corporate
	Real Estate	Tenant	Corporate/	Company
	Lending	Leasing	Other(1)	Total
Three months ended June 30, 2007
Total revenues(2)	$223,950	$86,382	$7,016	$317,348
Equity in (loss)/earnings from joint ventures and unconsolidated subsidiaries	—	(110)	8	(102)
Total operating and interest expense(3)	7,839	34,676	171,342	213,857
Net operating income(4)	216,111	51,596	(164,318)	103,389
Three months ended June 30, 2006
Total revenues(2)	$145,387	$88,218	$4,482	$238,087
Equity in (loss)/earnings from joint ventures and unconsolidated subsidiaries	—	(107)	874	767
Total operating and interest expense(3)	3,024	34,668	115,633	153,325
Net operating income(4)	142,363	53,443	(110,277)	85,529
Six months ended June 30, 2007
Total revenues (2)	$426,627	$168,544	$12,824	$607,995
Equity in (loss)/earnings from joint ventures and unconsolidated subsidiaries	—	(220)	(1,233)	(1,453)
Total operating and interest expense(3)	15,947	65,874	329,965	411,786
Net operating income(4)	410,680	102,450	(318,374)	194,756
Six months ended June 30, 2006
Total revenues(2)	$279,925	$169,974	$9,361	$459,260
Equity in (loss)/earnings from joint ventures and unconsolidated subsidiaries	—	(217)	1,270	1,053
Total operating and interest expense(3)	4,811	63,933	222,220	290,964
Net operating income(4)	275,114	105,824	(211,589)	169,349
As of June 30, 2007
Total long-lived assets(5)	$7,694,183	$3,324,186	$144,208	$11,162,577
Total assets	7,799,419	3,608,328	914,583	12,322,330
As of December 31, 2006
Total long-lived assets(5)	$6,799,850	$3,084,794	$146,502	$10,031,146
Total assets	6,881,423	3,288,276	890,296	11,059,995

Explanatory Notes:

(1)                Corporate and Other represents all corporate level items, including general and administrative expenses and any intercompany eliminations necessary to reconcile to the consolidated Company totals. This caption also includes the Company’s timber operations, joint venture investments in Oak Hill and  “Other investments” as reported on the Company’s Consolidated Balance sheets, which are not considered material separate segments.

(2)                Total revenue represents all revenue earned during the period from the assets in each segment. Revenue from the Real Estate Lending business primarily represents interest income and revenue from the Corporate Tenant Leasing business primarily represents operating lease income.

(3)                Total operating and interest expense includes provision for loan losses for the Real Estate Lending business and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense and loss on early extinguishment of debt specifically related to each segment. Interest expense on unsecured notes and the unsecured and secured revolving credit facilities and general and administrative expense is included

Note 16—Segment Reporting (Continued)

in Corporate/Other for all periods. Depreciation and amortization of $22.8 million and $18.9 million for the three months ended June 30, 2007 and 2006, respectively, and $42.9 million and $37.5 for the six months ended June 30, 2007 and 2006, respectively, are included in the amounts presented above.

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

Note 17—Subsequent Events

On July 2, 2007, iStar completed the previously announced acquisition of the commercial real estate lending business and $6.27 billion commercial real estate loan portfolio of Fremont Investment and Loan (“Fremont”), a subsidiary of Fremont General Corporation, pursuant to the terms of an asset purchase agreement, dated May 21, 2007. Concurrently, iStar completed the sale of a $4.21 billion A participation interest in the same loan portfolio to Fremont, pursuant to the terms of a loan participation agreement. The net cash purchase price of $1.89 billion was funded with proceeds from borrowings under the new short-term interim financing facility, which bears interest at LIBOR + 0.5%.

Fremont’s commercial real estate business, which was one of the company’s two primary segments, originates commercial first mortgage loans, which are primarily bridge and construction loan facilities, out of nine field offices.

Under the terms of the participation agreement, Fremont will receive 70 percent of all principal collected from the loan portfolio, including principal collected from the currently unfunded commitments until the $4.21 billion principal amount is repaid. In addition, iStar will be responsible for funding approximately $3.74 billion of existing unfunded loan commitments associated with the portfolio over the next several years. The A participation pays floating interest at LIBOR + 1.50%. The A participation transfer will be accounted for as a sale.

The Company will account for the business combination under the purchase method.  Under the purchase method, the assets acquired and liabilities assumed will be recorded at their fair values as of the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired will be recorded as goodwill. The following table shows the preliminary values, as of the date of this filing, of the assets purchased and liabilities assumed from Fremont.  These values do not reflect the final adjustments to the purchase price or the final allocation of the excess of the purchase price over the net book value of the assets of Fremont, as the process to assign a fair value to the various tangible and intangible assets has not been completed.  Final adjustments may result in a materially different allocation of the purchase price, which will affect the value assigned to tangible and/or intangible assets acquired.

Preliminary Valuation of Net Assets Acquired (in millions)

Loans	$1,805.1
Accrued interest	43.2
Fixed assets	1.7
Intangibles	23.4
Goodwill	20.3
Net assets acquired	1,893.7

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

Executive Overview

The second quarter of 2007 was a strong one for our company. We generated $109.1 million of net income and $0.75 of diluted earnings per common share (diluted EPS). This compares to $90.5 million of net income and $0.68 of diluted EPS during the second quarter of 2006. We closed 36 separate transactions and funded just under $1.3 billion on new and previously committed transactions. Repayments and prepayments for the second quarter totaled $1.05 billion, in line with our expectations and resulting in total asset growth of $216.4 million.

This quarter, we saw an increase in our watch-list assets and NPLs. Most of these loans were higher risk transactions that were underwritten with higher return expectations. We believe we have adequately reserved for the risk in the portfolio and do not believe that there have been any major or systemic changes in the overall quality or trends in our portfolio.

On July 2, 2007, iStar completed the previously announced acquisition of Fremont General Corporation’s (“Fremont”) commercial real estate lending business and commercial real estate loan portfolio. We have begun the process of integrating the Company and are working across all disciplines to bring the market and transactional knowledge of both organizations to bear on our asset management and investment decisions.

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

•       Return on Average Common Book Equity, calculated as net income allocable to common shareholders and HPU holders divided by average common book equity.

•       Adjusted Return on Average Common Book Equity, calculated as adjusted basic earnings allocable to common shareholders and HPU holders divided by average common book equity.

The following table summarizes these key metrics:

	For the Three Months Ended June 30,
	2007	2006
Adjusted Diluted EPS	$1.02	$0.91
Net Finance Margin(1)	3.22%	3.38%
Return on Average Common Book Equity	15.4%	15.7%
Adjusted Return on Average Common Book Equity	20.7%	20.9%

Explanatory Note:

(1)             For the three months ended June 30, 2007 and 2006, operating lease income used to calculate the net finance margin includes amounts from discontinued operations of $342 and $2,712, respectively. For the three months ended June 30, 2007 and 2006, operating costs—corporate tenant lease assets used to calculate the net finance margin includes amounts from discontinued operations of $24 and $3,221, respectively.

Results of Operations for the Three Months Ended June 30, 2007 compared to the Three Months Ended June 30, 2006

Revenue

	For the Three Months Ended June 30,
	2007	2006	% Change
	(in thousands)
Interest income	$192,165	$135,075	42%
Operating lease income	86,382	81,336	6%
Other income	38,801	21,676	79%
Total Revenue	$317,348	$238,087	33%

The increase in total revenue in the second quarter of 2007 compared to the second quarter of 2006 was primarily due to increased interest income and other income. Higher interest income during this period resulted primarily from a $2.5 billion increase in the average outstanding balance of loans and other lending investments. The increase in interest income was partially offset by a lower average rate of return on our loans and lending investments, which decreased from 10.4% in the second quarter of 2006 to 9.9% in the second quarter of 2007.

Other income was higher in the second quarter of 2007 than the second quarter of 2006 primarily due to an increase in income from prepayment penalties. During the three months ended June 30, 2007, other income included income from loan prepayment penalties and loan repayments of $31.5 million, income from strategic investments of $4.3 million, gross profit from timber operations of $0.9 million and other income of $2.1 million, consisting primarily of interest income on cash and net gains from foreign currency translations. During the three months ended June 30, 2006, other income included income from loan prepayment penalties and loan repayments of $10.1 million, lease termination fees of $6.9 million, income from strategic investments of $2.8 million, gross profit from timber operations of $0.4 million and other income of $1.5 million, consisting primarily of interest income on cash and net gains from foreign currency translations.

Interest Expense

	For the Three Months Ended June 30,
	2007	2006	% Change
	(in thousands)
Interest expense	$139,174	$101,302	37%

During the second quarter of 2007, our average outstanding debt balance was $2.6 billion higher than it was during the same period in 2006, resulting in the majority of the increase in interest expense. This increase was partially offset by lower average rates, which decreased to 5.77% from 5.88% during the second quarters of 2007 and 2006, respectively.

Other Costs and Expenses

	For the Three Months Ended June 30,
	2007	2006	% Change
	(in thousands)
Operating costs—corporate tenant lease assets	$7,433	$10,722	(31)%
Depreciation and amortization	22,827	18,877	21%
General and administrative	39,423	20,424	93%
Provision for loan losses	5,000	2,000	>100%
Total other costs and expenses	$74,683	$52,023	44%

Total other costs and expenses increased by approximately $22.7 million. This increase was primarily attributable to the increase in general and administrative expenses which was mainly due to higher payroll related costs resulting from employee growth and increased stock based compensation expense associated with restricted stock grants made in 2007. Also included in general and administrative expenses in the second quarter of 2007 is $4.4 million in management and start-up fees associated with our investment in Newday. Depreciation and amortization increased primarily due to CTL acquisitions. During the second quarter of 2007, additional provisions for loan losses of $5.0 million increased the reserve for loan losses. This increase in the reserve was based on our risk rating process and the increase in the size of our loan portfolio as further described in the “Risk Management” section.  These increases were partially offset by a decrease in operating costs - corporate tenant lease assets due to a $4.9 million impairment charge taken on certain CTL assets in 2006.

Other Components of Net Income

Equity in (Loss) Earnings of Joint Ventures—The decrease in equity in (loss) earnings from joint ventures was primarily due to our $3.4 million share of losses incurred by the TimberStar Southwest venture. There is no comparable income or loss in the second quarter of 2006, as we invested in this joint venture in the fourth quarter of 2006. Included in this loss is our $8.1 million share of depletion, depreciation and amortization in TimberStar Southwest for the second quarter of 2007. The overall decrease was partially offset by improved performance of our investment in Oak Hill.

Income from discontinued operations—For the three months ended June 30, 2007 and 2006, operating income earned by the Company on CTL assets sold (prior to their sale) and assets held for sale of approximately $0.3 million and $3.4 million, respectively, is classified as discontinued operations.

Gain from Discontinued Operations, net—We sold four CTL assets for net proceeds of $29.8 million during the three months ended June 30, 2007 and recognized gains of approximately $5.4 million. During the three months ended June 30, 2006, we disposed one CTL asset for net proceeds of $12.8 million and recognized a gain of approximately $2.4 million.

Results of Operations for the Six Months Ended June 30, 2007 compared to the Six Months Ended June 30, 2006

Revenue

	For the Six Months Ended June 30,
	2007	2006	% Change
	(in thousands)
Interest income	$373,025	$261,124	43%
Operating lease income	167,694	162,991	3%
Other income	67,276	35,145	91%
Total Revenue	$607,995	$459,260	32%

The increase in total revenue in the first half of 2007 compared to the first quarter of 2006 was primarily due to increased interest income and other income. Higher interest income during this period resulted primarily from a $2.4 billion increase in the average outstanding balance of loans and other lending investments. The increase in interest income was partially offset by a lower average rate of return on our loans and lending investments, which decreased from 10.4% in the first half of 2006 to 10.0% in the first quarter of 2007.

Other income was higher in the first half of 2007 than the first half of 2006 primarily due to an increase in income from prepayment penalties on loans and income from a participation feature in one of our loans. During the six months ended June 30, 2007, other income included income from loan prepayment penalties and loan repayments of $32.2 million, income from a loan participation feature of $19.0 million, income from strategic investments of $6.0 million, gains on sales of securities of $2.6 million, gross profit from timber operations of $1.9 million and other income of $5.6 million consisting primarily of interest income on cash and net gains from foreign currency translations. During the six months ended June 30, 2006, other income included income from loan prepayment penalties and loan repayments of $18.1 million, lease termination fees of $6.9 million, income from strategic investments of $4.1 million, gross profit from timber operations of $3.0 million and other income of $3.0 million, consisting primarily of interest income on cash and net gains from foreign currency translations.

Interest Expense

	For the Six Months Ended June 30,
	2007	2006	% Change
	(in thousands)
Interest expense	$267,701	$194,785	37%

During the first half of 2007, our average outstanding debt balance was $2.4 billion higher than it was during the same period in 2006, resulting in the majority of the increase in interest expense. The average rates remained consistent from 2006 to 2007.

Other Costs and Expenses

	For the Six Months Ended June 30,
	2007	2006	% Change
	(in thousands)
Operating costs—corporate tenant lease assets	$14,244	$16,121	(12)%
Depreciation and amortization	42,869	37,502	14%
General and administrative	76,972	39,556	95%
Provision for loan losses	10,000	3,000	>100%
Total other costs and expenses	$144,085	$96,179	50%

Total other costs and expenses increased by approximately $47.9 million. This increase was primarily attributable to the increase in general and administrative expenses which was mainly due to higher payroll related costs resulting from employee growth and increased stock based compensation expense associated with restricted stock grants made in 2007. Also included in general and administrative expenses in the first half of 2007 is $4.4 million in management and start-up fees associated with our investment in Newday as well as $2.4 million in fees associated with our bond consent solicitation in January 2007. Depreciation and amortization increased primarily due to CTL acquisitions. During 2007, additional provisions for loan losses of $10.0 million increased the reserve for loan losses. This increase in the reserve was based on our risk rating process and the increase in the size of our loan portfolio as further described in the “Risk Management” section. These increases were partially offset by a decrease in operating costs - corporate tenant lease assets due to a $4.9 million impairment charge taken on certain CTL assets in 2006.

Other Components of Net Income

Equity in (Loss) Earnings of Joint Ventures—The decrease in equity in (loss) earnings from joint ventures was primarily due to our $7.2 million share of losses incurred by the TimberStar Southwest venture. There is no comparable income or loss for first half of 2006, as we entered into this joint venture in the fourth quarter of 2006. Included in this loss was our $17.3 million share of depletion, depreciation and amortization in TimberStar Southwest for the first half of of 2007. The overall decrease was partially offset by improved performance of our investment in Oak Hill.

Income from discontinued operations—For the six months ended June 30, 2007 and 2006, operating income earned by the Company on CTL assets sold (prior to their sale) and assets held for sale of approximately $1.0 million and $5.7 million, respectively, is classified as discontinued operations.

Gain from Discontinued Operations, net—We sold six CTL assets during the six months ended June 30, 2007 for net proceeds of $64.7 million, and recognized gains of approximately $6.8 million. During the six months ended 2006, we disposed of three CTL assets for net proceeds of $21.9 million and recognized gains of approximately $4.5 million.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Adjusted earnings:
Net income before preferred dividend requirement	$109,062	$90,499	$203,161	$178,486
Add: Depreciation, depletion and amortization	23,366	20,021	45,244	41,033
Add: Joint venture income	31	30	61	60
Add: Joint venture depreciation, depletion and amortization	9,748	2,724	20,585	5,448
Add: Amortization of deferred financing costs	6,713	6,155	13,157	12,268
Less: Gains from discontinued operations, net	(5,362)	(2,353)	(6,778)	(4,536)
Less: Preferred dividend requirement	(10,580)	(10,580)	(21,160)	(21,160)
Adjusted diluted earnings allocable to common shareholders and HPU holders(1)	$132,978	$106,496	$254,270	$211,599
Weighted average diluted common shares outstanding	127,963	114,404	127,915	114,381

Explanatory Notes:

(1)             HPU holders are Company employees who purchased high performance common stock units under the Company’s High Performance Unit Program. For the three months ended June 30, 2007 and 2006 adjusted diluted earnings allocable to common shareholders and HPU holders includes $2,886 and $2,578 of adjusted earnings allocable to HPU holders, respectively. For the six months ended June 30, 2007 and 2006 adjusted diluted earnings allocable to common shareholders and HPU holders includes $5,519 and $5,124 of adjusted earnings allocable to HPU holders, respectively.

The increase in adjusted earnings is driven primarily by the increase in our net income as explained in the Results of Operations section above. Additionally, adjusted earnings increased due the changes in certain non-cash charges that are added back to net income to arrive at adjusted earnings. Specifically, joint venture depreciation, depletion and amortization increased by $7.0 million for the second quarter of 2007 compared to 2006, and $15.1 million for the first half of 2007 compared to 2006 primarily due to our share of depletion recorded by the TimberStar Southwest venture which was formed in the fourth quarter of 2006.

Risk Management

Loan Credit Statistics—The table below summarizes our non-performing loans and details the reserve for loan losses associated with our loans (in thousands):

	As of June 30, 2007	As of December 31, 2006
Carrying value of non-performing loans	$213,085	$61,480
As a percentage of total assets	1.7%	0.6%
As a percentage of total loans	3.0%	1.0%
Reserve for loan losses	$62,201	$52,201
As a percentage of total loans	0.9%	0.9%

Non-Performing Loans—All non-performing loans are placed on non-accrual status where income is recognized only upon actual cash receipt. We designate loans as non-performing at such time as: (1) management determines the borrower is incapable of, or has ceased efforts towards, curing the cause of an impairment; (2) the loan becomes 90 days delinquent; (3) the loan has a maturity default; or (4) the net realizable value of the loan’s underlying collateral approximates our carrying value of such loan. As of June 30, 2007, we had seven non-performing loans with an aggregate carrying value of $213.1 million, or 1.7% of total assets. Management believes there is adequate collateral to support the book values of the loans.

Watch List Assets—We conduct a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an “early warning system.” As of June 30, 2007, we had five assets on the credit watch list, excluding those assets included in non-performing loans above, with an aggregate carrying value of $178.6 million, or 1.5% of total assets.

Reserve For Loan Losses—During the first half of 2007, we added $10.0 million to the reserve for loan losses, maintaining the same 0.9% ratio of reserves to total loans as at December 31, 2006. Adjustments to the reserve for loan losses are based on management’s evaluation of general market conditions, the Company’s internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults, the credit quality of the underlying collateral and changes in the size of the loan portfolio. Reserves are increased through the provision for loan losses, which reduces income in the period recorded.

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

The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of June 30, 2007. We have no other long-term liabilities that would constitute a contractual obligation.

		Principal Payments Due By Period(1)
		Less Than	2 - 3	4 - 5	6 -10	After 10
	Total	1 Year	Years	Years	Years	Years
	(In thousands)
Long-Term Debt Obligations (1):
Unsecured notes	$7,217,022	$585,000	$1,875,331	$2,350,000	$2,406,691	$—
Unsecured revolving credit facilities	1,305,718	—	—	1,305,718	—	—
Secured term loans(3)	492,546	171,196	141,754	36,748	58,202	84,646
Trust Preferred	100,000	—	—	—	—	100,000
Total	9,115,286	756,196	2,017,085	3,692,466	2,464,893	184,646
Interest Payable (2)	2,493,025	499,078	862,661	564,277	429,375	137,634
Operating Lease Obligations:(3)	46,424	5,652	9,839	6,679	12,946	11,308
Total (4)	$11,654,735	$1,260,926	$2,889,585	$4,263,422	$2,907,214	$333,588

Explanatory Notes:

(1)             Assumes exercise of extensions on our long-term debt obligations to the extent such extensions are at our option.

(2)             All variable rate debt assumes a 30-day LIBOR rate of 5.32% (the 30-day LIBOR rate at June 30, 2007).

(3)             We also have a $1.0 million letter of credit outstanding as security for our primary corporate office lease.

(4)             We also have letters of credit outstanding totaling $43.7 million as additional collateral for five of our investments. See “Off-Balance Sheet Transactions” below, for a discussion of certain unfunded commitments related to our lending and CTL business.

Our primary source of short-term funds is an aggregate of $3.40 billion of credit available under two committed unsecured revolving credit facilities, which includes our existing $2.20 billion facility, maturing in June 2011, as well as our new $1.20 billion facility, maturing in June 2012, entered into during the second quarter, as described further below.  As of June 30, 2007, there was approximately $2.05 billion which was immediately available to draw under these facilities at our discretion.  Both facilities remain fully available throughout their respective terms so long as we comply with certain financial covenants, all of which we were in compliance with as of June 30, 2007.  In addition, we have one $500.0 million secured revolving credit facility for which availability is based on percentage borrowing base calculations.

One of our unsecured revolving credit facilities is a new facility we completed on June 26, 2007 with leading financial institutions having a maximum capacity of $1.20 billion. Commitments under this facility will mature on June 26, 2012. Borrowings under this credit agreement, which may be made in multiple currencies, will bear interest at a floating rate based upon one of several base rates which will vary depending upon the currency of the borrowing, plus a margin which adjusts upward or downward based upon our corporate credit rating. Non-US dollar borrowings under the facility will be initially guaranteed by our subsidiaries that hold exclusively foreign assets. As of June 30, 2007, there were no outstanding borrowings under this facility and all $1.20 billion was immediately availabe to be drawn at our discretion.

On June 26, 2007, we also amended and restated our existing $2.20 billion revolving credit agreement to conform various covenants and provisions to those in the new $1.20 billion revolving credit agreement. Non-US dollar borrowing under the amended and restated $2.20 billion revolving credit agreement will be initially guaranteed by our subsidiaries that hold exclusively foreign assets.

Also on June 26, 2007, we closed on a $2.0 billion short-term interim financing facility which we used subsequent to the quarter to fund a portion of the costs for our acquisition of the commercial real estate lending business and existing portfolio of Fremont General Corporation (see Note 17 of the Consolidated Financial Statements for further details). We had no borrowings under this facility as of June 30, 2007. We drew $1.90 billion under this facility on July 2, 2007 in connection with the closing of the Fremont transaction.

Our debt obligations contain covenants that are both financial and non-financial in nature.  Significant financial covenants include limitations on our ability to incur indebtedness beyond specified levels and a requirement to maintain specified ratios of unsecured indebtedness compared to unencumbered assets.  Based on our current credit ratings, the financial covenants in some series of our publicly held debt securities are not operative (see Rating Triggers below).

Significant non-financial covenants include a requirement in some series of our publicly-held debt securities that we offer to repurchase those securities at a premium if we undergo a change of control. As of June 30, 2007, we believe we are in compliance with all financial and non-financial covenants on our debt obligations.

On January 9, 2007, in connection with a consent solicitation of the holders of the respective notes, we amended certain covenants in our 7% Senior Notes due 2008, 4.875% Senior Notes due 2009, 6% Senior Notes due 2010, 5.125% Senior Notes due 2011, 6.5% Senior Notes due 2013, and 5.7% Senior Notes due 2014. Holders of approximately 95.43% of the aggregate principal amount of the Modified Notes consented to the solicitation. The purpose of the amendments was to conform most of the covenants to the covenants contained in the indentures governing the senior notes we issued since we achieved an investment grade rating from S&P, Moody’s and Fitch. In connection with the consent solicitation we paid an aggregate fee of $6.5 million to the consenting note holders, which will be amortized into interest expense over the remaining term of the associated Notes. In addition, we incurred advisory and professional fees aggregating $2.4 million, which were recorded as expense and included in “General and administrative” on our Consolidated Statement of Operations for the six months ended June 30, 2007.

Unencumbered Assets/Unsecured Debt—We have completed the migration of our balance sheet towards unsecured debt, which generally results in a corresponding reduction of secured debt and an increase in unencumbered assets. The exact timing in which we will issue or borrow unsecured debt will be subject to market conditions. The following table shows the ratio of unencumbered assets to unsecured debt at June 30, 2007 and December 31, 2006 (in thousands):

	As of June 30,	As of December 31,
	2007	2006
Total Unencumbered Assets	$11,701,621	$10,392,861
Total Unsecured Debt(1)	$8,622,740	$7,390,089
Unencumbered Assets/Unsecured Debt	136%	141%

Explanatory Note:

(1)             See Note 9 to the Company’s Consolidated Financial Statements for a more detailed description of our unsecured debt.

Capital Markets Activity—During the six months ended June 30, 2007, we issued $300 million and $250 million aggregate principal amounts of fixed-rate Senior Notes bearing interest at annual rates of 5.5% to 5.85% and maturing in 2012 and 2017, respectively, and $500 million of variable-rate Senior Notes bearing interest at three-month LIBOR + 0.35% maturing in 2010. We primarily used the proceeds from the issuance of these securities to repay outstanding indebtedness under our unsecured revolving credit facility. In connection with this issuance, we settled forward starting interest rate swap agreements with notional amounts totaling $200 million and ten-year terms matching that of the $250 million Senior Notes due in 2017. We also entered into interest rate swap agreements to swap the fixed interest rate on the $300 million Senior Notes due in 2012 for a variable interest rate (see Note 11 to the Company’s Consolidated Financial Statements for further detail on all hedging activity). In addition, our $200 million of LIBOR + 1.25% Senior Notes matured in March 2007.

Other Financing Activity—On August 1, 2007, our term financing that was collateralized by corporate bonds matured and was extended for one month to September 4, 2007 and the rate on the loan was increased to LIBOR + 0.55% to 0.85% from LIBOR + 0.22% to 0.65%. The carrying value of corporate bonds securing the borrowing totaled $139.8 million on August 1, 2007.

As of June 30, 2007, future scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2007 (remaining six months)	$171,196
2008	635,331
2009	1,216,754
2010	1,105,607
2011	2,336,859
2012	1,000,000
Thereafter	2,649,539
Total principal maturities	9,115,286
Unamortized debt discounts/premiums, net	(93,946)
Fair value adjustment to hedged items (see Note 11)	(34,281)
Total debt obligations	$8,987,059

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

During the six months ended June 30, 2007, we settled three forward starting interest rate swap agreements, which were designated as cash-flow hedges, with notional amounts totaling $200 million, ten-year terms and rates from 4.740% to 4.745% in connection with our issuance of $250 million of Senior Notes due in 2017. The $4.5 million initial value of these forward starting swaps is being amortized as a reduction to “Interest expense” on our Consolidated Statements of Operations through the maturity of the Senior Notes due in 2017. Additionally, we entered into interest rate swap agreements, designated as fair-value hedges, with notional amounts totaling $300 million and variable interest rates that reset quarterly based on three-month LIBOR. These swap agreements were entered into to exchange the 5.5% fixed-rate interest payments on our $300 million of Senior Notes due in 2012 for variable-rate interest payments based on three-month LIBOR + 0.5365%.

Off-Balance Sheet Transactions—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity. As of June 30, 2007, we had a 46.7% interest in one joint venture accounted for under the equity method that had third-party debt. The TimberStar Southwest joint venture had $1.60 billion of debt outstanding as of June 30, 2007 that has no recourse to us (see Note 6 of the Consolidated Financial Statements).

We have certain discretionary and non-discretionary unfunded commitments related to our loans, CTLs and other lending investments that we may be required to, or choose to, fund in the future. Discretionary commitments are those under which we have sole discretion with respect to future funding. Non-discretionary commitments are those that we are generally obligated to fund at the request of the borrower or upon the occurrence of events outside of our direct control. As of June 30, 2007, we had 97 loans with unfunded commitments totaling $3.43 billion, of which $3.41 billion was non-discretionary. In addition, we had $36.8 million of non-discretionary unfunded commitments related to seven CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon completion of the improvements or construction, we would receive additional operating lease income from the customers. In addition, we have $15.6 million of non-discretionary unfunded commitments related to 15 existing customers in the form of tenant improvements which were negotiated between the Company and the customers at the commencement of the leases. Further, we had eight strategic investments with unfunded non-discretionary commitments of $43.2 million.

Ratings Triggers—The two commited unsecured revolving credit facilities aggregating $3.40 billion that we had in place at June 30, 2007, bear interest at LIBOR + 0.525% per annum based on our senior unsecured credit ratings of BBB from S&P, Baa2 from Moody’s and BBB from Fitch Ratings. Our ability to borrow under our unsecured revolving credit facilities is not dependent on our credit ratings.

Based on our current senior unsecured debt ratings by S&P, Moody’s and Fitch, the financial covenants in most series of our publicly held debt securities, including limitations on incurrence of indebtedness and maintenance of unencumbered assets compared to unsecured indebtedness, are not operative. If we were to be downgraded from our current ratings by two of these three rating agencies, these financial covenants would become operative again. However, as of June 30, 2007, we would be in full compliance with these covenants if they were operative.

Except as described above, there are no other ratings triggers in any of our debt instruments or other operating or financial agreements at June 30, 2007.

Transactions with Related Parties—During 2005, we invested in a substantial minority interest of Oak Hill Advisors, L.P., Oak Hill Credit Alpha MGP, OHSF GP Partners II, LLC, Oak Hill Credit Opportunities MGP, LLC, and in 2006, OHSF GP Partners, LLC (see Note 6 to the Consolidated Financial Statements for more detail). In relation to our investment in these entities, we appointed to our Board of Directors a member that holds a substantial investment in these same five entities. As of June 30, 2007, the carrying value in these ventures was $186.9 million. We have also invested in seven funds managed by Oak Hill Advisors, L.P., which have a carrying value of $12.0 million as of June 30, 2007.

DRIP/Stock Purchase Plans—During the three months ended June 30, 2007 and 2006, we issued a total of approximately 12,400 and 19,000 shares of Common Stock, respectively, and during the six months ended June 30, 2007 amd 2006, we issued a total of approximately 19,800 and 31,000 shares of its Common Stock, respectively, through the dividend reinvestment and direct stock purchase plans. Net proceeds for the three months ended June 30, 2007 and 2006 were approximately $0.6 million and $0.7 million, respectively, and $0.9 million and $1.2 million during the six months ended June 30, 2007 and 2006, respectively. There are approximately 2.1 million shares available for issuance under the plan as of June 30, 2007.

Stock Repurchase Program—During the six months ended June 30, 2007 and 2006, we did not repurchase any shares under the stock repurchase program. Subsequent to June 30, 2007, we repurchased 300,000 shares of our outstanding Common Stock for $10.0 million at an average cost per share of $33.47.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the disclosure committee and other members of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) and are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

None

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 30, 2007.

1.   Election of Directors.   At the meeting, eight directors were elected for terms expiring in 2008. For each nominee, the numbers of votes cast for and withheld were as follows:

NOMINEE	FOR	WITHHELD
JAY SUGARMAN	112,286,267	1,205,313
GLENN R. AUGUST	113,036,023	455,557
ROBERT W. HOLMAN, JR.	112,472,931	1,018,649
ROBIN JOSEPHS	106,328,918	7,162,662
CARTER McCLELLAND	111,474,616	2,016,964
JOHN G. McDONALD	112,609,839	881,741
GEORGE R. PUSKAR	112,503,080	988,500
JEFFREY A. WEBER.	112,249,781	1,241,799

2.   iStar Financial Inc. 2007 Incentive Compensation Plan.   Also at the meeting, the shareholders approved the iStar Financial Inc. 2007 Incentive Compensation Plan. The numbers of votes cast for and against the proposal and the number of abstentions were as follows:

FOR	AGAINST	ABSTAIN
96,051,355	16,213,358	1,226,867

3.   Ratification of Independent Registered Public Accounting Firm.   Also at the meeting, the shareholders ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007. The number of votes cast for and against the ratification of the selection of independent registered public accounting firm and the number of abstentions were as follows:

FOR	AGAINST	ABSTAIN
111,454,617	1,897,894	139,069

ITEM 5.                OTHER INFORMATION

None

ITEM 6.                EXHIBITS

a.   Exhibits

2.1.

Asset Purchase Agreement dated as of May 21, 2007 between Fremont Investment & Loan and the Company (incorporated by reference from exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 24, 2007).

4.1	Form of Global Note evidencing 5.500% Senior Notes due 2012 issued on March 9, 2006 (incorporated by reference from exhibit 4.1 of the Company’s March 31, 2007 Form 10-Q).
4.2	Form of Global Note evidencing 5.850% Senior Notes due 2017 issued on March 9, 2006 (incorporated by reference from exhibit 4.2 of the Company’s March 31, 2007 Form 10-Q).
4.3	Form of Global Note evidencing Senior Floating Rate Notes due 2010 issued on March 9, 2006 (incorporated by reference from exhibit 4.3 of the Company’s March 31, 2007 Form 10-Q).
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

10.1	Form of Restricted Stock Unit Award Agreement (incorporated by reference from exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 25, 2007).

10.2

Revolving Credit Agreement dated as of June 26, 2007 among the Company and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint-bookrunners and various other agents and lenders party thereto (incorporated by reference from exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 2, 2007).

10.3

364-Day Credit Agreement dated as of June 26, 2007 among the Company, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners and various other agents and lenders party thereto (incorporated by reference from exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 2, 2007).

10.4

First Amendment dated as of June 26, 2007 to the Credit Agreement dated as of June 28, 2006 among the Company and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners and various other agents and lenders party thereto (incorporated by reference from exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 2, 2007).

31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSTAR FINANCIAL INC.
Registrant
Date: August 9, 2007	/s/ JAY SUGARMAN
Jay Sugarman
Chairman of the Board of Directors and Chief Executive Officer (Principal executive officer)
Date: August 9, 2007	/s/ CATHERINE D. RICE
Catherine D. Rice
Chief Financial Officer (Principal financial and accounting officer)