Form 10-Q
period 2007-09-30
ISTAR FINANCIAL INC
filed 2007-11-09
CIK 1095651

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-15371

iSTAR FINANCIAL INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	95-6881527 (I.R.S. Employer Identification Number)
1114 Avenue of the Americas, 39th Floor New York, NY (Address of principal executive offices)	10036 (Zip code)

Registrant's telephone number, including area code: (212) 930-9400

        Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒          No ☐

        Indicate by check mark whether the registrant is an accelerated filer, or a non-accelerated filer, see definition of "accelerated filer" and "large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☒

        As of October 31, 2007 there were 126,284,275 shares of common stock, $0.001/par value per share of iStar Financial Inc., ("Common Stock") outstanding.

iStar Financial Inc.

Index to Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Financial Statements

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	As of September 30, 2007	As of December 31, 2006
ASSETS
Loans and other lending investments, net	$10,569,207	$6,799,850
Corporate tenant lease assets, net	3,282,976	3,084,794
Other investments	472,221	407,617
Investments in joint ventures	390,863	382,030
Assets held for sale	76,590	9,398
Cash and cash equivalents	102,044	105,951
Restricted cash	33,340	28,986
Accrued interest and operating lease income receivable	141,373	72,954
Deferred operating lease income receivable	95,339	79,498
Deferred expenses and other assets	97,697	71,181
Goodwill	43,055	17,736

Total assets	$15,304,705	$11,059,995

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$466,787	$200,957
Debt obligations	11,748,508	7,833,437

Total liabilities	12,215,295	8,034,394

Commitments and contingencies	—	—
Minority interest in consolidated entities	54,810	38,738
Shareholders' equity:
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at September 30, 2007 and December 31, 2006	4	4
Series E Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,600 shares issued and outstanding at September 30, 2007 and December 31, 2006	6	6
Series F Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at September 30, 2007 and December 31, 2006	4	4
Series G Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 3,200 shares issued and outstanding at September 30, 2007 and December 31, 2006	3	3
Series I Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,000 shares issued and outstanding at September 30, 2007 and December 31, 2006	5	5
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 128,283 issued and 126,272 outstanding at September 30, 2007 and 127,964 issued and 126,565 outstanding at December 31, 2006	127	127
Options	1,392	1,696
Additional paid-in capital	3,475,401	3,464,229
Retained earnings (deficit)	(417,675)	(479,695)
Accumulated other comprehensive income (See Note 15)	12,007	16,956
Treasury stock (at cost)	(46,474)	(26,272)

Total shareholders' equity	3,034,600	2,986,863

Total liabilities and shareholders' equity	$15,304,705	$11,059,995

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Interest income	$316,855	$153,053	$689,880	$414,177
Operating lease income	82,650	76,097	240,118	228,951
Other income	19,890	20,369	87,165	57,746

Total revenue	419,395	249,519	1,017,163	700,874

Costs and expenses:
Interest expense	173,376	115,214	441,077	309,999
Operating costs—corporate tenant lease assets	7,937	6,337	21,833	22,928
Depreciation and amortization	24,802	18,980	67,665	56,546
General and administrative	51,266	27,492	128,238	67,048
Provision for loan losses	62,000	2,000	72,000	5,000
Other expense	2,949	—	2,949	—

Total costs and expenses	322,330	170,023	733,762	461,521

Income before equity in earnings from joint ventures, minority interest and other items	97,065	79,496	283,401	239,353
Equity in earnings from joint ventures	2,598	1,443	1,145	2,496
Minority interest in consolidated entities	(277)	(291)	302	(1,360)

Income from continuing operations	99,386	80,648	284,848	240,489
Income from discontinued operations	5,213	6,738	16,132	20,848
Gain from discontinued operations, net	1,045	17,264	7,823	21,800

Net income	105,644	104,650	308,803	283,137
Preferred dividend requirements	(10,580)	(10,580)	(31,740)	(31,740)

Net income allocable to common shareholders and HPU holders(1)	$95,064	$94,070	$277,063	$251,397

Per common share data(2):
Income from continuing operations per common share:
Basic	$0.69	$0.60	$1.96	$1.79
Diluted	$0.68	$0.60	$1.94	$1.78
Net income per common share:
Basic	$0.74	$0.81	$2.14	$2.16
Diluted	$0.73	$0.80	$2.12	$2.14
Weighted average number of common shares—basic	126,488	113,318	126,644	113,281
Weighted average number of common shares—diluted	127,508	114,545	127,782	114,439
Per HPU share data(2):
Income from continuing operations per HPU share:
Basic	$129.94	$114.14	$369.87	$340.14
Diluted	$128.94	$113.00	$366.74	$336.86
Net income per HPU share:
Basic	$139.07	$153.27	$404.87	$409.67
Diluted	$138.07	$151.67	$401.47	$405.73
Weighted average number of HPU shares—basic	15	15	15	15
Weighted average number of HPU shares—diluted	15	15	15	15

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program (see Note 13).

(2)
See Note 14—Earnings Per Share for additional information.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statement of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series I Preferred Stock	HPU's	Common Stock at Par	Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2006	$4	$6	$4	$3	$5	$9,800	$127	$1,696	$3,464,229	$(479,695)	$16,956	$(26,272)	$2,986,863
Exercise of options	—	—	—	—	—	—	—	(304)	3,192	—	—	—	2,888
Dividends declared—preferred	—	—	—	—	—	—	—	—	—	(31,740)	—	—	(31,740)
Dividends declared—common	—	—	—	—	—	—	—	—	—	(210,394)	—	—	(210,394)
Dividends declared—HPU	—	—	—	—	—	—	—	—	—	(4,649)	—	—	(4,649)
Repurchase of stock	—	—	—	—	—	—	—	—	—	—	—	(20,202)	(20,202)
Issuance of stock—vested restricted stock units	—	—	—	—	—	—	—	—	6,385	—	—	—	6,385
Issuance of stock—DRIP/stock purchase plan	—	—	—	—	—	—	—	—	1,595	—	—	—	1,595
Net income for the period	—	—	—	—	—	—	—	—	—	308,803	—	—	308,803
Change in accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	—	(4,949)	—	(4,949)

Balance at September 30, 2007	$4	$6	$4	$3	$5	$9,800	$127	$1,392	$3,475,401	$(417,675)	$12,007	$(46,474)	$3,034,600

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$308,803	$283,137
Adjustments to reconcile net income to cash flows from operating activities:
Minority interest in consolidated entities	(302)	1,360
Non-cash expense for stock-based compensation	12,300	9,584
Shares withheld for employee taxes on stock based compensation arrangements	(3,053)	(460)
Depreciation, depletion and amortization	71,547	62,498
Amortization of deferred financing costs	19,091	16,911
Amortization of discounts/premiums, deferred interest and costs on lending investments	(142,680)	(54,125)
Discounts, loan fees and deferred interest received	46,697	40,529
Equity in earnings of unconsolidated entities	(6,390)	(2,496)
Distributions from operations of unconsolidated entities	35,655	12,372
Deferred operating lease income receivable	(17,153)	(4,109)
Gain from discontinued operations, net	(7,823)	(14,219)
Provision for loan losses	72,000	5,000
Provision for deferred taxes	1,597	—
Other non-cash adjustments	769	—
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	(25,327)	(35,628)
Changes in deferred expenses and other assets	(729)	(32,263)
Changes in accounts payable, accrued expenses and other liabilities	57,241	20,628

Cash flows from operating activities	422,243	308,719

Cash flows from investing activities:
New investment originations	(2,761,096)	(2,757,764)
Cash paid for acquisition of Fremont CRE	(1,891,571)	—
Add-on fundings under existing loan commitments	(1,819,407)	(463,086)
Net proceeds from sales of corporate tenant lease assets	70,227	54,391
Repayments of and principal collections on loans and other lending investments	2,361,172	1,598,694
Contributions to unconsolidated entities	(56,506)	(10,340)
Distributions from unconsolidated entities	143,224	(534)
Capital improvements for build-to-suit facilities	(43,334)	(41,249)
Capital improvement projects on corporate tenant lease assets	(5,538)	(5,730)
Other capital expenditures on corporate tenant lease assets	(15,988)	(8,460)
Other investing activities, net	7,129	—

Cash flows from investing activities	(4,011,688)	(1,634,078)

Cash flows from financing activities:
Borrowings under secured revolving credit facility	140,000	187,073
Repayments under secured revolving credit facility	(140,000)	(187,073)
Borrowings under unsecured revolving credit facilities	21,388,670	4,794,154
Repayments under unsecured revolving credit facilities	(20,182,709)	(5,339,568)
Borrowings under interim financing facility	1,900,000	—
Borrowings under secured term loans	18,321	85,228
Repayments under secured term loans	(127,064)	(28,522)
Borrowings under unsecured notes	1,035,288	2,182,214
Repayments under unsecured notes	(200,000)	(50,000)
Borrowings under foreign lines of credit	—	146,950
Repayments under foreign lines of credit	—	(155,181)
Contributions from minority interest partners	17,440	21,846
Distributions to minority interest partners	(3,339)	(2,059)
Changes in restricted cash held in connection with debt obligations	828	(45,670)
Payments for deferred financing costs/proceeds from hedge settlements, net	495	(15,217)
Common dividends paid	(210,394)	(175,071)
Preferred dividends paid	(31,740)	(31,740)
HPU dividends paid	(4,649)	(4,340)
HPUs issued/(redeemed)	(82)	1,033
Purchase of treasury stock	(20,202)	—
Proceeds from exercise of options and issuance of DRIP/Stock purchase shares	4,675	2,974

Cash flows from financing activities	3,585,538	1,387,031

Changes in cash and cash equivalents	(3,907)	61,672
Cash and cash equivalents at beginning of period	105,951	115,370

Cash and cash equivalents at end of period	$102,044	$177,042

iStar Financial Inc.
Notes to Consolidated Financial Statements

Note 1—Business and Organization

        Business—iStar Financial Inc. (the "Company") is a leading publicly-traded finance company focused on the commercial real estate industry. The Company provides custom-tailored financing to high-end private and corporate owners of real estate, including senior and mezzanine real estate debt, senior and mezzanine corporate capital, corporate net lease financing and equity. The Company, which is taxed as a real estate investment trust ("REIT"), seeks to deliver strong dividends and superior risk-adjusted returns on equity to shareholders by providing innovative and value added financing solutions to its customers. The Company's two primary lines of business are lending and corporate tenant leasing.

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

        The Company's corporate tenant leasing business provides capital to corporations and other owners who control facilities leased primarily to single creditworthy customers. The Company's net leased assets are generally mission critical headquarters or distribution facilities that are subject to long-term leases with public companies, many of which are rated corporate credits, and many of which provide for most expenses at the facility to be paid by the corporate customer on a triple net lease basis. Corporate tenant lease, or CTL, transactions have initial terms generally ranging from 15 to 20 years and typically range in size from $20 million to $150 million.

        Organization—The Company began its business in 1993 through private investment funds formed to capitalize on inefficiencies in the real estate finance market. In March 1998, these funds contributed their assets to the Company's predecessor in exchange for a controlling interest in that company. The Company later acquired its former external advisor in exchange for shares of the Company's common stock ("Common Stock") and converted its organizational form to a Maryland corporation. As part of the conversion to a Maryland corporation, the Company replaced its former dual class common share structure with a single class of Common Stock. The Company's Common Stock began trading on the New York Stock Exchange on November 4, 1999. Prior to this date, the Company's Common Stock was traded on the American Stock Exchange. Since that time, the Company has grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions, including the acquisition of TriNet Corporate Realty Trust, Inc. in 1999, the acquisition of Falcon Financial Investment Trust, the aquisition of a significant non-controlling interest in Oak Hill Advisors, L.P. and affiliates in 2005, and the acquisition of the commercial real estate lending business of Fremont Investment and Loan, a division of Fremont General Corporation, in 2007.

Note 2—Basis of Presentation

        The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. These unaudited Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The Consolidated Financial Statements include the accounts of the Company, its qualified REIT subsidiaries, its majority-owned and controlled partnerships and other entities that are consolidated under the provisions of FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities," an interpretation of ARB 51 ("FIN 46R") (see Note 7). All significant intercompany balances and transactions have been eliminated in consolidation. Certain investments in joint ventures or other entities which the Company does not control are accounted for under the equity method (see Note 7 and Note 8).

        In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's consolidated financial position at September 30, 2007 and December 31, 2006 and the results of its operations for the three and nine months ended September 30, 2007 and 2006, and its changes in shareholders' equity and its cash flows for the nine months ended September 30, 2007. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

        As of September 30, 2007, the Company's significant accounting policies, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, have not changed materially.

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

Note 3—Recent Accounting Pronouncements

        In February 2007, the FASB released Statement of Financial Accounting Standards No. 159 ("SFAS No. 159"), "The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value and is effective for the first fiscal year beginning after November 15, 2007. The Company will adopt SFAS No. 159 on January 1, 2008, as required, and management is still evaluating the impact on the Company's Consolidated Financial Statements.

        In September 2006, the FASB released Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the exchange price notion in the fair value definition to mean the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). This statement also clarifies that market participant assumptions should include assumptions about risk, should include assumptions about the effect of a restriction on the sale or use of an asset and should reflect its nonperformance risk (the risk that the obligation will not be fulfilled). Nonperformance risk should include the reporting entity's credit risk. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008, as required, and management is still evaluating the impact on the Company's Consolidated Financial Statements.

        In July 2006, the FASB released Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109." FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, as required. As a result of the implementation of FIN 48, the Company did not have any unrecognized tax benefits or any additional tax liabilities as of January 1, 2007 or as of September 30, 2007. The Company's policy is to recognize interest expense and penalties related to uncertain tax positions, if any, as income tax expense, which is included in "General and administrative" costs on the Company's Consolidated Statements of Operations.

        In March 2006, the FASB released Statement of Financial Accounting Standards No. 156 ("SFAS No. 156"), "Accounting for Servicing of Financial Assets." SFAS No. 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from the use of different measurement attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. SFAS No. 156 modifies the accounting for servicing rights by: (1) clarifying when a separate asset or servicing liability should be recognized; (2) requiring a separately recognized servicing asset or servicing liability to be measured at fair value; (3) allowing entities to subsequently measure servicing rights either at fair value or under the amortization method for each class of a separately recognized servicing asset or servicing liability; (4) permitting a one-time reclassification of available-for-sale securities to trading securities; and (5) requiring separate presentation of servicing assets and servicing liabilities subsequently measured at fair value. SFAS No. 156 is effective in annual periods beginning after September 15, 2006. The Company adopted SFAS No. 156 on January 1, 2007, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

        In February 2006, the FASB released Statement of Financial Accounting Standards No. 155 ("SFAS No. 155"), "Accounting for Certain Hybrid Financial Instruments." The key provisions of SFAS No. 155 include: (1) a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips (IOs) and principal-only strips (POs) from derivative accounting under paragraph 14 of Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a qualifying special-purpose entity (QSPE) holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS No. 155 is effective for annual periods beginning after September 15, 2006. The Company adopted SFAS No. 155 on January 1, 2007, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

Note 4—Fremont CRE Acquisition

        On July 2, 2007, the Company completed the acquisition of the commercial real estate lending business and $6.27 billion commercial real estate loan portfolio ("Fremont CRE") from Fremont Investment & Loan ("Fremont"), a subsidiary of Fremont General Corporation, pursuant to a definitive purchase agreement dated May 21, 2007. Concurrently, the Company completed the sale of a $4.20 billion participation interest ("Fremont Participation") in the same loan portfolio to Fremont, pursuant to a definitive loan participation agreement dated July 2, 2007. The net cash purchase price of $1.89 billion was funded with proceeds from borrowings under a short-term interim financing facility obtained by the Company, which bears interest at LIBOR + 0.5% (see Note 10 for further detail).

        Fremont's commercial real estate business, which was one of its two primary reportable segments, originated commercial first mortgage loans, which are principally bridge and construction loan facilities, out of nine field offices.

        Under the terms of the loan participation agreement, the Company is responsible for funding approximately $3.72 billion of existing unfunded loan commitments associated with the portfolio over the next several years. The balance of unfunded commitments required to be funded was $3.03 billion as of September 30, 2007. Fremont will receive 70% of all principal collected from the purchased loan portfolio, including principal collected from the unfunded loan commitments, until the $4.20 billion principal amount of Fremont's loan participation interest is repaid. The participation interest pays floating interest at LIBOR + 1.50% and the Company accounted for the issuance of the participation as a sale in accordance with Statement of Financial Accounting Standards No. 140 ("SFAS No. 140") "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

        The Company accounted for the business combination under the purchase method. Under the purchase method, the assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The following table shows the fair values, as of the date of the acquisition, of the assets purchased, liabilities assumed and participation interest sold in the transaction with Fremont (in thousands):

Loan principal	$6,270,667
Loan discount, net	(265,830)
Loan participation interest sold	(4,201,208)
Accrued interest	43,218
Other assets	1,589
Intangible assets	22,500
Goodwill	24,931
Other liabilities	(2,166)

Net assets acquired	$1,893,701

        The acquisition resulted in the recognition of $17.9 million of customer relationship intangibles and $4.6 million of acquired technology intangibles with useful lives ranging from 2.5 to 5.5 years. As of

September 30, 2007, the Company had unamortized intangible assets related to the acquisition of $21.3 million and included these in "Deferred expenses and other assets" on the Company's Consolidated Balance Sheets.

        The purchase of Fremont's commercial real estate organization expands the Company's geographic reach, almost doubles the number of employees and creates a strong construction lending and direct loan origination platform. The excess of the acquisition price over the fair value of the net assets acquired resulted in the recognition of $24.9 million of goodwill. The goodwill will be tested at least annually for impairment, in accordance with the Company's accounting policy, as part of the Real Estate Lending reportable segment.

Acquired Loan Portfolio

        AICPA Statement of Position 03-3 ("SOP 03-3") prescribes the accounting treatment for acquired loans with evidence of credit deterioration for which it is probable, at acquisition, that all contractually required payments will not be received. As of the date of acquisition and subsequent to the loan participation, the Company recognized 18 impaired loans under SOP 03-3 at a fair value of $133.5 million. The majority of these loans are on the cost recovery basis until a reasonable expectation about the timing and amount of cash flows expected to be collected is determined.

        During the third quarter, interest income of $3.2 million was recognized on two SOP 03-3 loans. One of those loans had an initial carrying value of $8.3 million and was repaid during the quarter. The other loan is expected to repay at the end of the fourth quarter. As of September 30, 2007, the Company had 17 SOP 03-3 loans with a book value of $163.7 million, representing the Company's discounted interest in the loan. This amount does not reflect Fremont's allocable participation interest in the individual loans.

        The remaining acquired loans were recorded at a fair value of $1.65 billion, representing a discount to par of $224.5 million. This discount will be amortized through interest income over the lives of the individual loans. During the third quarter, the Company recognized approximately $57.4 million of interest income related to the amortization of purchase discount, leaving an unamortized balance of $167.1 million.

Supplemental Pro Forma Information

        The following table summarizes unaudited pro forma financial information assuming the Fremont CRE acquisition took place at the beginning of the periods presented. This pro forma financial information is for informational purposes only and is not necessarily indicative of actual results that would have existed had the acquisition occurred on the assumed dates and it is not necessarily indicative of future results. In addition, the following pro forma financial information has not been adjusted to reflect any operating efficiencies that may be realized as a result of the acquisition (in thousands, except per share data):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2006	2007	2006
Total revenue	$329,705	$1,253,523	$1,032,368
Net income	$124,675	$467,822	$439,304
Net income per common share:
Basic	$0.98	$3.37	$3.52
Diluted	$0.97	$3.34	$3.48

Note 5—Loans and Other Lending Investments

        The following is a summary description of the Company's loans and other lending investments ($ in thousands)(1):

				Carrying Value as of
Type of Investment	Underlying Property Type	# of Borrowers In Class	Principal Balances Outstanding	September 30, 2007	December 31, 2006	Effective Maturity Dates	Contractual Interest Payment Rates(2)	Contractual Interest Accrual Rates(2)
Senior Mortgages(3)(4)(6)	Office/Residential/ Retail/Industrial, R&D/Mixed Use/Hotel/Land/ Entertainment, Leisure/Other	385	$7,899,973	$7,640,337	$3,999,093	2007 to 2026	Fixed: 6.5% to 30% Variable: LIBOR + 1.6% to LIBOR + 7%	Fixed: 6.5% to 30% Variable: LIBOR + 1.6% to LIBOR + 7%
Subordinate Mortgages(3)(4)(5)(6)	Office/Residential/ Retail/Mixed Use/Hotel/Land/ Entertainment, Leisure/Other	25	655,122	649,969	615,031	2007 to 2017	Fixed: 5% to 10.5% Variable: LIBOR + 2.54% to LIBOR +7.75%	Fixed: 7.32% to 25% Variable: LIBOR + 2.54% to LIBOR + 10%
Corporate/ Partnership Loans(3)(5)(6)	Office/Residential/ Retail/Industrial, R&D/Mixed Use/Hotel/Land/ Other	46	1,805,278	1,789,754	1,347,249	2007 to 2046	Fixed: 4.5% to 17.5% Variable: LIBOR + 1.67% to LIBOR +7%	Fixed: 8.5% to 17.5% Variable: LIBOR + 1.67% to LIBOR + 14%

Total Loans				10,080,060	5,961,373
Reserve for Loan Losses				(124,201)	(52,201)

Total Loans, net				9,955,859	5,909,172
Other Lending Investments—Securities(3)(5)(6)	Retail/ Industrial, R&D/ Entertainment, Leisure/Other	10	645,533	613,348	890,678	2012 to 2023	Fixed: 5.88% to 9.25% Variable: LIBOR + 5.63%	Fixed: 5.88% to 17% Variable: LIBOR + 5.63%

Total Loans and Other Lending Investments, net				$10,569,207	$6,799,850

Explanatory Notes:

(1)
Details (other than carrying values) are for loans outstanding as of September 30, 2007.

(2)
Substantially all variable-rate loans are based on either 30-day LIBOR and reprice monthly or six-month LIBOR and reprice semi-annually. The 30-day LIBOR and six-month LIBOR on September 30, 2007 was 5.12% and 5.13%, respectively. As of September 30, 2007, 10 loans with a combined carrying value of $386.3 million have a stated accrual rate that exceeds the stated pay rate.

(3)
Certain loans require fixed payments of principal resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity.

(4)
As of September 30, 2007, 29 loans with a combined carrying value of $428.7 million are on non-accrual status. As of December 31, 2006, two loans with a combined carrying value of $61.5 million were on non-accrual status.

(5)
As of September 30, 2007, four loans with a combined carrying value of $90.6 million have stated accrual rates of up to 25%, however, no interest is due until their scheduled maturities ranging from 2009 to 2014. One Corporate/Partnership loan, with a carrying value of $58.7 million, has a stated accrual rate of 13.7% and no interest is due until its scheduled maturity in 2046.

(6)
As of September 30, 2007, includes foreign denominated loans with combined carrying values of approximately £175.6 million, €263.2 million, CAD 41.1 million and SEK 285.7 million. Amounts in table have been converted to U.S. dollars based on exchange rates in effect at September 30, 2007.

        Excluding the acquisition of Fremont, during the nine months ended September 30, 2007 and 2006, the Company originated or acquired an aggregate of approximately $2.39 billion and $2.58 billion in loans and other lending investments, respectively. Excluding amounts related to loans participated to Fremont, during the nine months ended September 30, 2007 and 2006, the Company funded $1.25 billion and $463.1 million, respectively, under existing loan commitments, and received principal repayments of $1.82 billion and $1.60 billion, respectively. During the three months ended September 30, 2007, the Company funded $566.1 million under existing loan commitments, and received principal repayments of $348.7 million related to loans that are participated to Fremont.

        As of September 30, 2007, the Company had 301 loans with unfunded commitments. The total unfunded commitment amount was $6.79 billion, of which $5.71 billion was non-discretionary.

        The Company reflected provisions for loan losses of $62.0 million and $2.0 million in its results of operations during the three months ended September 30, 2007 and 2006, respectively, and $72.0 million and $5.0 million during the nine months ended September 30, 2007 and 2006, respectively. These provisions represent increases in loan loss reserves based on management's evaluation of general market conditions, the Company's internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults, the credit quality of the underlying collateral, concentration risk and changes in the size of the loan portfolio.

        Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting by Creditors for Impairment of a Loan," defines a loan as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. As of September 30, 2007, the Company identified 12 loans with a total recorded investment of $357.7 million that met this definition of impairment. The Company determined that three of the 12 loans, with a cumulative recorded investment of $121.3 million required specific reserves totaling $30.0 million and that the remaining nine loans with a total recorded investment of $236.3 million did not require any specific reserves. During the three months ended September 30, 2007, the average recorded investment in the 12 loans was $364.4 million and the Company recognized interest income of $4.1 million from the loans. All 12 loans are included on the Company's non-performing loan list and are on non-accrual status as of September 30, 2007.

        During the year ended December 31, 2006, the Company recorded total charge-offs of $8.7 million, related to three separate loans. No additional charge-offs have been recorded during the nine months ended September 30, 2007.

        In April 2007, under a consensual agreement with the borrower, the Company received title to property that served as collateral for a senior mortgage loan with a carrying value of $5.6 million. The loan was placed on NPL status in the fourth quarter of 2006, at which time, the Company assessed the loan for impairment and took a $3.0 million charge-off to write the loan down to the estimated fair value of the collateral. Upon receiving title to the property, the Company determined that the carrying value of the loan approximated the net recoverable value of the property and no further impairment or gain was recorded as a result of the transaction. The Company determined it will dispose of the property and has recorded its carrying value in "Assets held for sale," in the Company's Consolidated Balance Sheets.

        In March 2007, under a consensual agreement with the borrower, the Company received title to property that served as the sole collateral for a senior mortgage loan with a carrying value of $157.0 million. The Company intends to hold the asset for use and has recorded the fair value of the property in "Corporate tenant lease assets, net" on the Company's Consolidated Balance Sheet (see Note 6 for further detail). The Company determined that the fair value of the property and other net assets received approximated the net carrying value of the loan and no impairment or gain was recorded as a result of the transaction. In addition, the Company determined that a portion of the fair value of the building was attributable to intangible assets that were separately recorded in "Other investments," on the Company's Consolidated Balance Sheet (see Note 8 for further detail). Prior to receiving title to the property, the Company took a $5.5 million charge-off in the fourth quarter of 2006 on a mezzanine loan for which this same property served as collateral.

        Changes in the Company's reserve for loan losses were as follows (in thousands):

Reserve for loan losses, December 31, 2005	$46,876
Additional provision for loan losses	14,000
Charge-offs	(8,675)

Reserve for loan losses, December 31, 2006	52,201
Additional provision for loan losses	42,000
Additional provision—specific reserves	30,000

Reserve for loan losses, September 30, 2007	$124,201

        As of September 30, 2007, the carrying value of Other Lending Investment-Securities includes $586.2 million of held-to-maturity investments with an aggregate fair value of $526.9 million and gross unrealized gains and losses of $8.1 million and $67.3 million, respectively. The carrying value also includes $27.2 million of available-for-sale securities recorded at fair value with an unrealized loss of $1.7 million recorded in "Accumulated other comprehensive income" on the Company's Consolidated Balance Sheets. Included in Other Lending Investments-Securities are $246.8 million of securities that mature in one to five years and $366.5 million of securities that mature in five to ten years.

Fremont Loan Participation

        On July 2, 2007, the Company completed the sale of a $4.20 billion participation interest in the $6.27 billion acquired loan portfolio to Fremont pursuant to a definitive loan participation agreement. Under the terms of the loan participation agreement, the Company is responsible for funding approximately $3.74 billion of existing unfunded loan commitments associated with the portfolio over the next several years. Fremont will receive 70% of all principal collected from the acquired loan portfolio, including principal collected from the unfunded loan commitments once they are funded, until the $4.20 billion principal amount of Fremont's loan participation interest is repaid. The Fremont Participation pays floating interest at LIBOR + 1.50%.

        Changes in the outstanding acquired loan portfolio participation balance were as follows (in thousands):

Loan participation, July 2, 2007	$4,201,208
Principal repayments(1)	(780,520)

Loan participation, September 30, 2007	$3,420,688

Explanatory Note:

(1)
Includes $203.6 million of principal repayments received by the Company that have not yet been remitted to Fremont and are reflected as a payable in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheet.

Note 6—Corporate Tenant Lease Assets

        During the nine months ended September 30, 2007 and 2006, the Company acquired an aggregate of approximately $314.9 million and $46.7 million in CTL assets, respectively. In addition, in March 2007, the Company received title to property with a fair value of $156.8 million that served as collateral for a senior mortgage loan. The Company allocated $120.4 million of this fair value to CTL assets and the remainder was allocated to CTL intangibles (see Note 5 and Note 8 for further discussion). As of September 30, 2007 and December 31, 2006, the Company had unamortized intangible assets related to CTL purchases of approximately $72.2 million and $41.4 million, respectively, and included these in "Other investments" on the Company's Consolidated Balance Sheets.

        During the three months ended September 30, 2007, the Company sold two CTL assets for net proceeds of approximately $5.6 million and realized gains of approximately $1.0 million. During the three months ended September 30, 2006, the Company sold one CTL asset for net proceeds of approximately $32.5 million and realized a gain of approximately $17.3 million. During the nine months ended September 30, 2007, the Company disposed of eight CTL assets for net proceeds of $70.2 million and recognized gains of approximately $7.8 million. During the nine months ended September 30, 2006, the Company disposed of four CTL assets for net proceeds of approximately $54.4 million and recognized gains of approximately $21.8 million.

        The Company's investments in CTL assets, at cost, were as follows (in thousands):

	As of September 30, 2007	As of December 31, 2006
Facilities and improvements	$2,949,015	$2,670,424
Land and land improvements	731,590	762,530
Less: accumulated depreciation	(397,629)	(348,160)

Corporate tenant lease assets, net	$3,282,976	$3,084,794

        Under certain leases, the Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended September 30, 2007 and 2006 were approximately $9.7 million and $7.3 million, respectively, and $25.8 million and $20.2 million for the nine months ended September 30, 2007 and 2006, respectively, and are included as a reduction of "Operating costs—corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

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

        As of September 30, 2007, the Company had $111.4 million of non-discretionary unfunded commitments related to 11 CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon completion of the improvements or construction, the Company will receive additional operating lease income from the customers. In addition, the Company had $17.8 million of non-discretionary unfunded commitments related to 14 existing customers in the form of tenant improvements which were negotiated between the Company and the customers at the commencement of the leases.

        The Company capitalized interest on build-to-suit CTL assets of approximately $1.1 million and $0.5 million for the three months ended September 30, 2007 and 2006, respectively, and $2.3 million and $1.3 million for the nine months ended September 30, 2007 and 2006, respectively.

        As of September 30, 2007, there were three CTL assets with an aggregate book value of $76.6 million classified as "Assets held for sale" on the Company's Consolidated Balance Sheets.

        In April 2006, the Company signed a lease termination agreement with a tenant that occupied 12 facilities subject to separate cross-defaulted leases. As a result of this transaction, the Company recorded impairment charges of $5.7 million in "Operating costs—corporate tenant lease assets," and termination fee income of $9.1 million in "Other income," on the Company's Consolidated Statements of Operations in the second quarter of 2006. These amounts are reflected in the Company's Consolidated Statements of Operations for the nine months ended September 30, 2006.

Note 7—Joint Ventures and Minority Interest

        Investments in unconsolidated joint ventures—Income or loss generated from the Company's joint venture investments is included in "Equity in earnings from joint ventures" on the Company's Consolidated Statements of Operations.

        During the three months ended September 30, 2007, the Company contributed a CTL asset with a carrying value of $129.7 million into SCC Distribution Centers LLC and received $112.9 million of cash as a distribution to establish a 50% interest in the entity. The cash distributed represented the third party venture partner's equity contribution and proceeds from a mortgage financing. The Company determined that the carrying value of the property approximated the fair value as of the date of contribution and did not recognize a gain upon contribution. The Company accounts for this investment under the equity method of accounting due to the external partner having shared control of the venture. The Company's carrying value in the venture is $16.5 million as of September 30, 2007 and the Company recognized equity in earnings from the venture of $0.4 million for the three and nine months ended September 30, 2007.

        The Company has a 50% investment in Corporate Technology Centre Associates, LLC ("CTC"). The Company accounts for this investment under the equity method due to the venture partner having shared control over the venture. During the three months ended September 30, 2007, CTC sold its remaining investment property to a third party investor. This transaction resulted in a net gain of approximately $1.5 million allocable to the Company. The Company also realized a $4.5 million deferred gain that was carried as a basis difference in its investment in CTC which was the result of capitalized interest from previous construction financing to the venture. The venture is expected to be terminated by the end of the year. The Company's carrying value in the venture at September 30, 2007 was $0.1 million and the Company recognized equity in earnings from the venture of $6.1 million and $5.8 million for the three and nine months ended September 30, 2007, respectively.

        The Company has 47.5% investments in Oak Hill Advisors, L.P. and Oak Hill Credit Alpha MGP, 48.1% investments in OHSF GP Partners II LLC and OHSF GP Partners, LLC, and a 45.5% investment in Oak Hill Credit Opportunities MGP, LLC (collectively, "Oak Hill"). The Company has determined that all of these entities are variable interest entities and that an external member is the primary beneficiary. As such, the Company accounts for these ventures under the equity method. Upon acquisition of the interests in Oak Hill there was a difference between the Company's book value of the equity investments and the underlying equity in the net assets of Oak Hill of approximately $200.2 million. The Company allocated this value to identifiable intangible assets of approximately $81.8 million and goodwill of $118.4 million. As of September 30, 2007, the unamortized balance related to intangible assets for these investments was approximately $59.9 million. The Company's carrying value in these ventures at September 30, 2007 was $182.8 million. The Company recognized equity in earnings from the joint venture of $0.6 million and $7.1 million for the three and nine months ended September 30, 2007, respectively.

        In October 2006, the Company, through its majority owned subsidiary TimberStar Operating Partnership, L.P. ("TimberStar"), made a 46.7% investment in TimberStar Southwest Holdco LLC ("TimberStar Southwest"). The Company accounts for this investment under the equity method due to the venture's external partners having certain participating rights giving them shared control. When the Company made its initial investment in the venture, there was a $1.0 million difference between the Company's book value of the equity investment and the underlying equity in the net assets of the venture which the Company allocated to identifiable intangible assets. The Company is amortizing this amount over 20 years and as of September 30, 2007, the unamortized balance was $0.9 million. The Company's carrying value in the venture at September 30, 2007 was $157.0 million. The Company recognized equity in losses from the venture of $3.9 million and $11.1 million for the three and nine months ended September 30, 2007, respectively. The Company's share of depletion, depreciation and amortization from the entity was $8.6 million and $25.9 million for the three and nine months ended September 30, 2007, respectively, and consists primarily of depletion from the harvesting and sale of timber.

        During the three months ended June 30, 2007, the Company made investments in three joint ventures involved in investing and developing real estate internationally. The Company owns between 33.0% and 49.9% of equity in these ventures and accounts for all of them under the equity method of accounting since it does not exercise significant influence over the investments. The Company has a cumulative carrying value in the joint ventures of $34.6 million as of September 30, 2007 and recognized equity in losses from the joint ventures of $0.6 million and $1.1 million for the three and nine months ended September 30, 2007.

        Minority Interest—Income or loss allocable to external partners in consolidated entities is included in "Minority interest in consolidated entities" on the Company's Consolidated Statements of Operations.

        In August 2007, the Company invested $145.5 million to acquire an 85% interest in Freezer Bear Investments, LLC. The external partner's minority interest in the entity at acquisition was $8.5 million. The Company consolidates this entity due to its ownership of a majority of the voting interests and records the minority interest of the external partner in "Minority interest in consolidated entities" on the Company's Consolidated Balance Sheets.

        In July 2007, the Company sold a 10% interest for $16.0 million in 500 Woodward LLC, the entity that holds the CTL asset that was received in lieu of payment of a first mortgage loan in March 2007 (see Note 5 for further discussion). The Company continues to consolidate this entity due to its retention of the majority of the voting interests and records the minority interest of the external partner in "Minority interest in consolidated entities" on the Company's Consolidated Balance Sheets.

        In April 2007, the Company closed on a €100 million commitment in Moor Park Real Estate Partners II, L.P. Incorporated ("Moor Park"). Moor Park is a third-party managed fund that was created to invest in real estate throughout Europe as a 33% investor along-side a sister fund. The Company determined that

Moor Park is a variable interest entity and that the Company is the primary beneficiary. As such, the Company consolidates this entity for financial statement purposes and records the minority interest of the external partner in "Minority interest in consolidated entities" on the Company's Consolidated Balance Sheets. As of September 30, 2007, the Company has contributed €29.7 million under the commitment. The investments made through this fund are presented in "Investments in joint ventures" and "Other investments" in the Company's Consolidated Balance Sheets.

        As of September 30, 2007, the Company consolidated eight other entities in which it either holds a majority interest or where it is the primary beneficiary under FIN 46R, and records the minority interest of the external partners in "Minority interest in consolidated entities" on the Company's Consolidated Balance Sheets.

Note 8—Other Investments

        Other investments consist of the following items (in thousands):

	As of September 30, 2007	As of December 31, 2006
Strategic investments	$267,800	$213,348
Timber and timberlands, net of accumulated depletion	130,696	146,910
CTL intangibles, net of accumulated amortization	72,180	41,358
Marketable securities	1,545	6,001

Other investments	$472,221	$407,617

        As of September 30, 2007, the Company has $267.8 million invested in 33 separate real estate related funds or other strategic investment opportunities within niche markets. Of these 33 investments, 18 are accounted for under the cost method and 15 are accounted for under the equity method representing carrying values of $143.1 million and $124.7 million as of September 30, 2007, respectively. As of September 30, 2007, the Company had $169.9 million of non-discretionary unfunded commitments related to 10 strategic investments.

        During the three months ended September 30, 2007, the Company sold timberland for total proceeds of $12.6 million resulting in a gain of $0.1 million which was recorded in "Other income" on the Company's Consolidated Statements of Operations.

        In March 2007, the Company received title to property that served as collateral for a senior mortgage loan and recorded CTL intangibles of approximately $36.4 million related to this property (see Note 6 for further detail).

Note 9—Other Assets and Other Liabilities

        Deferred expenses and other assets consist of the following items (in thousands):

	As of September 30, 2007	As of December 31, 2006
Intangible assets, net	$30,592	$10,673
Deferred financing fees, net	15,678	14,217
Leasing costs, net	14,614	13,294
Corporate furniture, fixtures, and equipment, net	14,464	5,644
Derivative assets	4,948	9,333
Other assets	17,401	18,020

Deferred expenses and other assets	$97,697	$71,181

        During the three months ended September 30, 2007, in connection with the Fremont acquisition, the Company recognized $22.5 million of intangible assets (see Note 4 for further detail).

        Accounts payable, accrued expenses and other liabilities consist of the following items (in thousands):

	As of September 30, 2007	As of December 31, 2006
Fremont Participation payable (see Note 5)	$226,222	$—
Accrued interest payable	90,821	84,954
Accrued expenses	62,854	39,420
Security deposits from customers	19,896	23,581
Derivative liabilities	10,693	23,286
Unearned operating lease payments	9,117	11,465
Other liabilities	47,184	18,251

Accounts payable, accrued expenses and other liabilities	$466,787	$200,957

Note 10—Debt Obligations

        As of September 30, 2007 and December 31, 2006, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

		Carrying Value as of
	Maximum Amount Available	September 30, 2007	December 31, 2006	Stated Interest Rates(1)	Scheduled Maturity Date(1)
Secured revolving credit facility:
Line of credit	$500,000	$—	$—	LIBOR + 1%—2%(2)	September 2008
Unsecured revolving credit facilities:
Line of credit(3)	2,220,000	1,433,204	923,068	LIBOR + 0.525%(4)	June 2011
Line of credit(5)	1,200,000	744,845	—	LIBOR + 0.525%(4)	June 2012

Total revolving credit facilities	$3,920,000	2,178,049	923,068

Interim financing facility		1,900,000	—	LIBOR + 0.50%	June 2008
Secured term loans:
Collateralized by CTL asset		123,971	127,648	7.44%	April 2009
Collateralized by CTL assets		137,124	141,978	6.8%—8.8%	Various through 2026
Collateralized by CTL asset		57,996	58,634	6.41%	January 2013
Collateralized by investments in corporate bonds		128,195	227,768	LIBOR + 1.00%—1.25%	October 2007

Total secured term loans		447,286	556,028
Debt premium		5,678	6,088

Total secured term loans		452,964	562,116
Unsecured notes:
LIBOR + 0.34% Senior Notes		500,000	500,000	LIBOR + 0.34%	September 2009
LIBOR + 0.35% Senior Notes(6)		500,000	—	LIBOR + 0.35%	March 2010
LIBOR + 0.39% Senior Notes		400,000	400,000	LIBOR + 0.39%	March 2008
LIBOR + 0.55% Senior Notes		225,000	225,000	LIBOR + 0.55%	March 2009
LIBOR + 1.25% Senior Notes		—	200,000	LIBOR + 1.25%	March 2007
4.875% Senior Notes		350,000	350,000	4.875%	January 2009
5.125% Senior Notes		250,000	250,000	5.125%	April 2011
5.15% Senior Notes		700,000	700,000	5.15%	March 2012
5.375% Senior Notes		250,000	250,000	5.375%	April 2010
5.5% Senior Notes(6)		300,000	—	5.5%	June 2012
5.65% Senior Notes		500,000	500,000	5.65%	September 2011
5.7% Senior Notes		367,022	367,022	5.7%	March 2014
5.8% Senior Notes		250,000	250,000	5.8%	March 2011
5.85% Senior Notes(6)		250,000	—	5.85%	March 2017
5.875% Senior Notes		500,000	500,000	5.875%	March 2016
5.95% Senior Notes		889,669	889,669	5.95%	October 2013
6% Senior Notes		350,000	350,000	6%	December 2010
6.05% Senior Notes		250,000	250,000	6.05%	April 2015
6.5% Senior Notes		150,000	150,000	6.5%	December 2013
7% Senior Notes		185,000	185,000	7%	March 2008
8.75% Notes		50,331	50,331	8.75%	August 2008

Total unsecured notes		7,217,022	6,367,022
Debt discount		(91,673)	(93,636)
Fair value adjustment to hedged items (see Note 12)		(5,883)	(23,137)

Total unsecured notes		7,119,466	6,250,249
Other debt obligations		100,000	100,000	LIBOR + 1.5%	October 2035
Debt discount		(1,971)	(1,996)

Total other debt obligations		98,029	98,004

Total debt obligations		$11,748,508	$7,833,437

Explanatory Notes:

(1)
All interest rates and maturity dates are for debt outstanding as of September 30, 2007. Some variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. Foreign variable-rate debt obligations are based on 30-day UK LIBOR for British pound borrowing, 30-day EURIBOR for euro borrowing and 30-day Canadian LIBOR for Canadian dollar borrowing. The 30-day LIBOR rate on September 30, 2007 was 5.12%. The 30-day UK LIBOR, EURIBOR and Canadian LIBOR rates on September 30, 2007 were 6.18%, 4.41% and 4.92%, respectively. Other variable-rate debt obligations are based on 90-day LIBOR and reprice every three months. The 90-day LIBOR rate on September 30, 2007 was 5.23%.

(2)
This facility has an unused commitment fee of 0.25% on any undrawn amounts.

(3)
As of September 30, 2007, the line of credit included foreign borrowings of £126.0 million, €325.5 million, and CAD 31.0 million. Amounts in the table have been converted to U.S. dollars based on exchange rates in effect at September 30, 2007.

(4)
These facilities have an annual commitment fee of 0.125%.

(5)
On June 26, 2007, the Company closed on an additional unsecured revolving credit facility with a maximum capacity of $1.20 billion. As of September 30, 2007, the line of credit included foreign borrowings of £17.0 million and CAD 10.0 million. Amounts in the table have been converted to U.S. dollars based on exchange rates in effect at September 30, 2007.

(6)
On March 9, 2007, the Company issued $300 million of 5.5% Senior Notes due 2012, $250 million of 5.85% Senior Notes due 2017 and $500 million of three-month LIBOR + 0.35% Senior Notes due 2010.

        The Company's primary source of short-term funds is an aggregate of $3.42 billion of available credit under its two committed unsecured revolving credit facilities, which includes the amended $2.22 billion facility, maturing in June 2011, as well as the new $1.20 billion facility, maturing in June 2012, entered into during the second quarter, as described further below. As of September 30, 2007, there was approximately $1.20 billion which was immediately available to draw under these facilities at the Company's discretion. Both facilities remain fully available throughout their respective terms so long as the Company complies with certain financial covenants, all of which the Company was in compliance with as of September 30, 2007. In addition, the Company has one $500.0 million secured revolving credit facility for which availability is based on percentage borrowing base calculations.

        On June 26, 2007, the Company completed an unsecured revolving credit facility with leading financial institutions having a maximum capacity of $1.20 billion. Commitments under this facility will mature on June 26, 2012. Borrowings under this credit agreement, which may be made in multiple currencies, bear interest at a floating rate based upon one of several base rates which vary depending upon the currency of the borrowing, plus a margin which adjusts upward or downward based upon the Company's corporate credit rating.

        On June 26, 2007, the Company also amended and restated its $2.20 billion revolving credit agreement to conform various covenants and provisions to those in the new $1.20 billion revolving credit agreement and to increase the commitment to $2.22 billion.

        Also on June 26, 2007, the Company closed on a $2.0 billion short-term interim financing facility in order to fund the Fremont acquisition (see Note 4 for further detail). On July 2, 2007, in connection with the closing of the Fremont transaction the Company drew $1.90 billion under this facility, all of which remained outstanding as of September 30, 2007.

        The Company's debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include limitations on the Company's ability to incur indebtedness beyond specified levels and a requirement to maintain specified ratios of unsecured indebtedness compared to unencumbered assets. Based on the Company's current credit ratings, the financial covenants in some series of the Company's publicly held debt securities are not operative.

        On January 9, 2007, in connection with a consent solicitation of the holders of the respective notes, the Company amended certain covenants in its 7% Senior Notes due 2008, 4.875% Senior Notes due 2009, 6% Senior Notes due 2010, 5.125% Senior Notes due 2011, 6.5% Senior Notes due 2013, and 5.7% Senior Notes due 2014 (collectively, the "Modified Notes"). Holders of approximately 95.43% of the aggregate principal amount of the Modified Notes consented to the solicitation. The purpose of the amendments was to conform most of the covenants to the covenants contained in the indentures governing the senior notes issued by the Company since it achieved an investment grade rating from S&P, Moody's and Fitch. In connection with the consent solicitation the Company paid an aggregate fee of $6.5 million to the consenting note holders, which will be amortized into interest expense over the remaining term of the Modified Notes. In addition, the Company incurred advisory and professional fees aggregating $2.4 million, which were recorded as expenses and included in "General and administrative" on the Company's Consolidated Statement of Operations for the nine months ended September 30, 2007.

        Significant non-financial covenants include a requirement in some series of its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control. As of September 30, 2007, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

        Capital Markets Activity—During the nine months ended September 30, 2007, the Company issued $300 million and $250 million aggregate principal amounts of fixed-rate Senior Notes bearing interest at annual rates of 5.5% and 5.85% and maturing in 2012 and 2017, respectively, and $500 million of variable-rate Senior Notes bearing interest at three-month LIBOR + 0.35% maturing in 2010. The Company primarily used the proceeds from the issuance of these securities to repay outstanding indebtedness under its unsecured revolving credit facility. In connection with this issuance, the Company settled forward starting interest rate swap agreements with notional amounts totaling $200 million and ten-year terms matching that of the $250 million Senior Notes due in 2017. The Company also entered into interest rate swap agreements to swap the fixed interest rate on the $300 million Senior Notes due in 2012 for a variable interest rate (see Note 12 for further detail on all hedging activity). In addition, the Company's $200 million of LIBOR + 1.25% Senior Notes matured in March 2007.

        Other Financing Activity—The Company's term financing that is collateralized by corporate bonds matured on August 1, 2007 and was extended to October 9, 2007. Subsequent to quarter end, the maturity was further extended to November 20, 2007.

        As of September 30, 2007, future scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2007 (remaining three months)	$128,195
2008	635,331
2009	1,215,466
2010	1,105,591
2011	2,464,214
2012	1,744,845
Thereafter	2,648,715

Total principal maturities	9,942,357
Unamortized debt discounts/premiums, net	(87,966)
Fair value adjustment to hedged items (see Note 12)	(5,883)

Total long-term debt obligations	$9,848,508

        Explanatory Note:

    (1)
    Assumes exercise of extensions to the extent such extensions are at the Company's option.

Note 11—Shareholders' Equity

        DRIP/Stock Purchase Plan—During the three months ended September 30, 2007 and 2006, the Company issued a total of approximately 17,900 and 500,000 shares of its Common Stock, respectively, and during the nine months ended September 30, 2007 and 2006, the Company issued a total of approximately 37,600 and 532,000 shares of its Common Stock, respectively, through the dividend reinvestment and direct stock purchase plans. Net proceeds during the three months ended September 30, 2007 and 2006 were approximately $0.6 million and $20.6 million, respectively, and $1.6 million and $21.7 million during the nine months ended September 30, 2007 and 2006, respectively. There are approximately 2.1 million shares available for issuance under the plan as of September 30, 2007.

        Stock Repurchase Program—During the nine months ended September 30, 2007, the Company repurchased 613,000 shares of its outstanding Common Stock for a cost of approximately $20.2 million at an average cost per share of $32.95.

Note 12—Risk Management and Derivatives

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

        Use of derivative financial instruments—As of September 30, 2007, the Company has forward-starting interest rate swaps to hedge variability in cash flows on $250 million of debt forecasted to be issued in 2008. The Company also has interest rate swaps that hedge the change in fair value associated with $1.25 billion of existing fixed-rate debt and a foreign currency derivative to hedge the exposure to foreign exchange rate movements related to a loan originated in Swedish Krona. This foreign exchange derivative was not designated as a hedge under Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," therefore, changes in fair value are recorded in the Company's Consolidated Statements of Operations.

        The following table represents the notional principal amounts and fair values of interest rate swaps by class (in thousands):

	Notional Amount as of September 30, 2007	Notional Amount as of December 31, 2006	Fair Value as of September 30, 2007	Fair Value as of December 31, 2006
Cash flow hedges
Forward-starting interest rate swaps	$250,000	$450,000	$4,243	$9,180
Fair value hedges
Interest rate swaps	1,250,000	950,000	(8,827)	(23,137)

Total interest rate swaps	$1,500,000	$1,400,000	$(4,584)	$(13,957)

        The following table presents the Company's foreign currency derivatives outstanding as of September 30, 2007 (in thousands):

Derivative Type	Notional Amount	Notional Currency	Notional (USD Equivalent)	Maturity
Sell SEK forward	SEK 293,217	Swedish Krona	$44,365	October 16, 2007

        During the nine months ended September 30, 2007, the Company settled three forward starting interest rate swap agreements, which were designated as cash-flow hedges, with notional amounts totaling $200 million, ten-year terms and rates from 4.740% to 4.745% in connection with the Company's issuance of $250 million of Senior Notes due in 2017. The $4.5 million settlement value received for these forward starting swaps is being amortized as a reduction to "Interest expense" on the Company's Consolidated Statements of Operations through the maturity of the Senior Notes due in 2017. Additionally, the Company entered into interest rate swap agreements, designated as fair-value hedges, with notional amounts totaling $300 million and variable interest rates that reset quarterly based on three-month LIBOR. These swap agreements exchanged the 5.5% fixed-rate interest payments on the Company's $300 million Senior Notes due in 2012 for variable-rate interest payments based on three-month LIBOR + 0.5365%.

        At September 30, 2007, derivatives with a fair value of $4.9 million were included in "Deferred expenses and other assets" and derivatives with a fair value of $10.7 million were included in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets.

        During the three months ended September 30, 2007, the Company recorded a cumulative non-cash out of period charge of $12.1 million to reflect a cumulative reduction in the fair value of three interest rate swaps which the Company determined did not qualify for hedge accounting within the meaning of SFAS No. 133.

        The application of hedge accounting generally requires the Company to evaluate the effectiveness of its hedging relationships on an ongoing basis and to calculate the changes in fair value of its hedging instruments and related hedged items independently. This is known as the "long-haul" method of hedge accounting. Transactions that meet more stringent criteria may qualify for the "short-cut" method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative.

        The Company determined that it incorrectly applied the "short-cut" method of hedge accounting to three interest rate swaps which the Company entered into in 2003 in connection with its issuance of fixed rate debt securities. Since the swaps were incorrectly designated as qualifying for short-cut hedge accounting, and the Company did not test the hedging relationships periodically for effectiveness, the provisions of SFAS No. 133 do not allow the Company to retroactively apply the "long-haul" method, although the swaps would have qualified for long-haul hedge accounting treatment if they had been documented that way at their inception.

        The Company recorded a cumulative non-cash out of period charge of $12.1 million in its Consolidated Statement of Operations for the three months ended September 30, 2007, rather than restating prior periods. The charge reflects a cumulative loss in the fair value of the swaps from the time they were entered into through June 30, 2007 and is recorded as an increase to "Debt obligations" and "Other expenses" on the Company's Consolidated Balance Sheets and Statements of Operations, respectively.

        The Company has concluded that the cumulative loss is not material to any of its previously issued financial statements for any period. Recording the cumulative charge in any year from 2003 through 2006, would have impacted net income by 2.5% or less. Further, the Company has concluded that the cumulative loss is not material to the quarter ended September 30, 2007, nor is it expected to be material to the current fiscal year. This charge is partially offset by an increase in the fair value of the swaps of approximately $8.4 million during the third quarter, resulting in a net charge of approximately $3.7 million for the quarter ended September 30, 2007, that was recorded in "Other expense" on the Company's Consolidated Statements of Operations.

        The Company redesignated all of its fair value swaps in September 2007 to qualify for hedge accounting treatment under the "long-haul" method as prescribed by SFAS No. 133. Any net ineffectiveness will be recorded in "Other expense" on the Company's Consolidated Statements of Operations.

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

        Substantially all of the Company's CTL assets (including those held by joint ventures) and loans and other lending investments are collateralized by facilities located in the United States, with California

(14.2%) and Florida (10.6%) representing the only significant concentration (greater than 10.0%) as of September 30, 2007. The Company's investments also contain significant concentrations in the following asset types as of September 30, 2007: apartment/residential (18.6%), land (14.5%), office-CTL (11.7%), corporate real estate (11.1%) and retail (10.5%).

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

Note 13—Stock-Based Compensation Plans and Employee Benefits

        The Company's 2006 Long-Term Incentive Plan (the "LTIP Plan") is designed to provide equity-based incentive compensation for officers, key employees, directors, consultants and advisers of the Company. This Plan was effective May 31, 2006 and replaces the original 1996 Long-Term Incentive Plan. At September 30, 2007, options to purchase approximately 948,000 shares of Common Stock were outstanding and approximately 994,000 shares of restricted stock were outstanding. Many of these options and restricted stock units were issued under the original 1996 Long-Term Incentive Plan and, therefore, a total of approximately 3.8 million shares remain available for awards under the LTIP Plan as of September 30, 2007. The Company recorded $3.8 million and $6.4 million of stock based compensation expense in "General and administrative" costs on the Company's Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006, respectively, and $12.1 million and $9.4 million for the nine months ended September 30, 2007 and 2006, respectively.

        The Company's 2007 Incentive Compensation Plan ("Incentive Plan") was approved and adopted by the Board of Directors in 2007 in order to establish performance goals for selected officers and other key employees and to determine bonuses that will be awarded to those officers and other key employees based on the extent to which they achieve those performance goals. Equity-based awards made under the Incentive Plan will be limited to the number of shares of the Company's common stock available for award under the 2006 LTIP Plan.

        Changes in options outstanding during the nine months ended September 30, 2007, are as follows (shares and aggregate intrinsic value in thousands, except for weighted average strike price):

	Number of Shares
				Weighted Average Strike Price
	Employees	Non-Employee Directors	Other		Aggregate Intrinsic Value
Options Outstanding, December 31, 2006	798	90	214	$17.62
Exercised in 2007	(110)	(4)	(40)	18.75

Options Outstanding, September 30, 2007	688	86	174	$17.43	$15,803

        The following table summarizes information concerning outstanding and exercisable options as of September 30, 2007 (in thousands):

Exercise Price	Options Outstanding and Exercisable	Remaining Contractual Life
$14.72	412	1.27
$16.88	365	2.26
$17.38	14	2.46
$19.69	52	3.26
$24.94	40	3.63
$26.97	2	3.70
$27.00	11	3.73
$28.54	3	0.59
$29.82	44	4.66
$55.39	5	1.67

	948	2.07

        The Company has not issued any options since 2003. Cash received from option exercises during the three and nine months ended September 30, 2007 was approximately $1.3 million and $2.9 million, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $1.4 million and $3.5 million, respectively. Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

        Changes in non-vested restricted stock units during the nine months ended September 30, 2007, are as follows (shares and aggregate intrinsic value in thousands):

Non-Vested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested at December 31, 2006	471	$37.27
Granted	765	47.65
Vested	(192)	38.68
Forfeited	(50)	43.21

Non-vested at September 30, 2007	994	$44.67	$33,784

        During the nine months ended September 30, 2007, the Company granted 765,054 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 715,090 units remain outstanding as of September 30, 2007. During the years ended December 31, 2006, 2005 and 2004, the Company granted restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 248,559 units, 29,618 units, and 666 units, respectively, remain outstanding as of September 30, 2007. The unvested restricted stock units granted after January 1, 2006, are paid dividends as dividends are paid on shares of the Company's Common Stock and these dividends are accounted for in a manner consistent with the Company's Common Stock dividends, as a reduction to retained earnings.

        For accounting purposes, the Company measures compensation costs for these units as of the date of the grant and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the respective vesting/service period. Such amounts appear on the Company's Consolidated Statements of Operations in "General and administrative." As of September 30, 2007, there was $34.5 million of total unrecognized compensation cost related to non-vested restricted stock units. That cost is expected to be recognized over the remaining vesting/service period for the respective grants.

        Employment Agreements—As more fully described in the Company's 2007 annual proxy statement, the Company currently has employment agreements with its Chief Executive Officer and its President which expire on March 30, 2008 and December 31, 2007, respectively. Consistent with the Company's performance-based employment and compensation philosophy, effective November 8, 2007, the Compensation Committee of the Board of Directors has determined not to renew such employment agreements upon expiration of their respective terms. As a result, all of the Company's named executive officers will serve at the will of the Board. The Company will be able to terminate their employment with discretion as to the terms of severance arrangements, if any. Also on November 8, 2007, in connection with the non-renewal of the President's employment agreement, the Company made a one-time special bonus award to the President in the form of 31,204 shares of the Company's common stock.

        High Performance Unit Program—The Company's High Performance Unit (HPU) program and Senior Executive HPU program are performance-based employee compensation plans that have significant value to the participants only if the Company provides superior returns to its shareholders. The programs are more fully described in the Company's annual proxy statement and in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. As of September 30, 2007, the 2007 and 2008 plans under both the HPU Program and Senior Executive HPU Program have valuation dates that have not yet occurred. If at the end of the three-year valuation periods ending on December 31, 2007 and December 31, 2008, the total rate of shareholder return on the Company's common stock exceeds certain performance thresholds, the HPU participants and Senior Executive HPU participants will receive cash distributions in the nature of dividends payable on a calculated equivalent amount of our common stock, as defined by the plan documents, after the respective valuation dates. However, if the total rate of shareholder return for the relevant valuation period does not exceed these performance thresholds, then the HPU shares only have a nominal value. The plans that vested in 2005 and 2006 did not exceed performance thresholds and none of them were funded. As a result, Company redeemed the participants' units for approximately $1,100 resulting in the unitholders losing $1.9 million of aggregate contributions.

        The 2007 and 2008 plans under the HPU Program each have 5,000 shares of High Performance Common Stock and had aggregate initial purchase prices of $0.6 million and $0.8 million, respectively. As of September 30, 2007, the Company had received net contributions of $0.5 million and $0.7 million under the 2007 and 2008 plans, respectively.

        The 2007 and 2008 plans under the Senior Executive HPU Program each have 5,000 shares of High Performance Common Stock and had aggregate initial purchase prices of $0.4 million and $0.5 million, respectively. As of September 30, 2007, the Company had received net contributions of $0.4 million and $0.5 million under the 2007 and 2008 plans, respectively.

        The Company did not issue units under the HPU program or the Senior Executive HPU program during 2007.

        401(k) Plan—The Company made gross contributions to the savings and retirement plan (the "401(k) Plan") of approximately $0.2 million and $0.1 million for the three months ended September 30, 2007 and 2006, and $0.9 million and $0.6 million for the nine months ended September 30, 2007 and 2006, respectively.

Note 14—Earnings Per Share

        EPS is calculated using the two-class method, pursuant to EITF 03-6. The two-class method is required as the Company's HPU shares each have the right to receive dividends should dividends be declared on the Company's Common Stock. HPU holders are Company employees or former employees who purchased high performance common stock units under the Company's High Performance Unit Program.

        The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three and nine months ended September 30, 2007 and 2006, for common shares (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Income from continuing operations.	$99,386	$80,648	$284,848	$240,489
Preferred dividend requirements	(10,580)	(10,580)	(31,740)	(31,740)

Net income allocable to common shareholders and HPU holders before income from discontinued operations and gain from discontinued operations, net	$88,806	$70,068	$253,108	$208,749

Earnings allocable to common shares:
Numerator for basic earnings per share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$86,857	$68,356	$247,560	$203,647
Income from discontinued operations	5,099	6,573	15,778	20,338
Gain from discontinued operations, net	1,022	16,842	7,652	21,267

Net income allocable to common shareholders	$92,978	$91,771	$270,990	$245,252

Numerator for diluted earnings per share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net(1)	$86,901	$68,403	$247,691	$203,781
Income from discontinued operations	5,099	6,575	15,781	20,343
Gain from discontinued operations, net	1,022	16,847	7,653	21,272

Net income allocable to common shareholders	$93,022	$91,825	$271,125	$245,396

Denominator:
Weighted average common shares outstanding for basic earnings per common share	126,488	113,318	126,644	113,281
Add: effect of assumed shares issued under treasury stock method for stock options and restricted shares.	671	878	789	809
Add: effect of joint venture shares	349	349	349	349

Weighted average common shares outstanding for diluted earnings per common share	127,508	114,545	127,782	114,439

Basic earnings per common share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$0.69	$0.60	$1.96	$1.79
Income from discontinued operations	0.04	0.06	0.12	0.18
Gain from discontinued operations, net	0.01	0.15	0.06	0.19

Net income allocable to common shareholders	$0.74	$0.81	$2.14	$2.16

Diluted earnings per common share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$0.68	$0.60	$1.94	$1.78
Income from discontinued operations	0.04	0.05	0.12	0.17
Gain from discontinued operations, net	0.01	0.15	0.06	0.19

Net income allocable to common shareholders	$0.73	$0.80	$2.12	$2.14

Explanatory Note:

(1)
For the three months ended September 30, 2007 and 2006, includes the allocable portion of $29 and $30 of joint venture income, respectively. For the nine months ended September 30, 2007 and 2006, includes the allocable portion of $85 and $86 of joint venture income, respectively.

        As more fully described in Note 13, HPU shares are sold to employees as part of a performance-based employee compensation plan. As of September 30, 2007 the 2002-2006 HPU plans have vested, however, the 2005 and 2006 plans did not meet the required performance thresholds to fund. Therefore, the Company redeemed the HPU shares from its employees. The 2002-2004 plans each have 5,000 shares outstanding. The shares in each plan receive dividends based on a common stock equivalent that is separately determined for each plan depending on the Company's performance during a three-year valuation period. These HPU Shares are treated as a separate class of common stock under EITF 03-06. The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three and nine months ended September 30, 2007 and 2006 for HPU shares (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Earnings allocable to High Performance Units
Numerator for basic earnings per HPU share:
Income allocable to high performance units before income from discontinued operations and gain from discontinued operations, net	$1,949	$1,712	$5,548	$5,102
Income from discontinued operations	114	165	354	510
Gain from discontinued operations, net	23	422	171	533

Net income allocable to high performance units	$2,086	$2,299	$6,073	$6,145

Numerator for diluted earnings per HPU share:
Income allocable to high performance units before income from discontinued operations and gain from discontinued operations, net(1)	$1,934	$1,695	$5,501	$5,053
Income from discontinued operations	114	163	351	505
Gain from discontinued operations, net	23	417	170	528

Net income allocable to high performance units	$2,071	$2,275	$6,022	$6,086

Denominator:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15	15	15

Basic earnings per HPU share:
Income allocable to high performance units before income from discontinued operations and gain from discontinued operations	$129.94	$114.14	$369.87	$340.14
Income from discontinued operations	7.60	11.00	23.60	34.00
Gain from discontinued operations, net	1.53	28.13	11.40	35.53

Net income allocable to high performance units	$139.07	$153.27	$404.87	$409.67

Diluted earnings per HPU share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations	$128.94	$113.00	$366.74	$336.86
Income from discontinued operations	7.60	10.87	23.40	33.67
Gain from discontinued operations, net	1.53	27.80	11.33	35.20

Net income allocable to high performance units	$138.07	$151.67	$401.47	$405.73

Explanatory Note:

(1)
For the three months ended September 30, 2007 and 2006, includes the allocable portion of $29 and $30 of joint venture income, respectively. For the nine months ended September 30, 2007 and 2006, includes the allocable portion of $85 and $86 of joint venture income, respectively.

        For the three and nine months ended September 30, 2007 and 2006, the following shares were antidilutive (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Stock options	5	5	5	5
Restricted stock units	715	—	715	—

Note 15—Comprehensive Income

        Total comprehensive income was $95.2 million and $58.5 million for the three months ended September 30, 2007 and 2006, respectively, and $303.9 million and $271.4 million for the nine months ended September 30, 2007 and 2006, respectively. The primary components of comprehensive income, other than net income, consist of amounts attributable to the adoption and continued application of SFAS No. 133 to the Company's cash flow hedges and changes in the fair value of the Company's available-for-sale investments. The statement of comprehensive income is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$105,644	$104,650	$308,803	$283,137
Other comprehensive income:
Reclassification of (gains)/losses on securities into earnings upon realization	—	—	(2,554)	—
Reclassification of (gains)/losses on ineffective cash flow hedges into earnings	—	—	98	—
Reclassification of (gains)/losses on qualifying cash flow hedges into earnings	(302)	(301)	(744)	(3,050)
Unrealized gains/(losses) on available-for-sale investments	(2,299)	(256)	(2,888)	351
Unrealized gains/(losses) on cash flow hedges	(7,876)	(45,609)	1,139	(9,058)

Comprehensive income	$95,167	$58,484	$303,854	$271,380

        Unrealized gains/(losses) on available-for-sale investments and cash flow hedges are recorded as adjustments to shareholders' equity through "Accumulated other comprehensive income" on the Company's Consolidated Balance Sheets and are not included in net income unless realized.

        As of September 30, 2007 and December 31, 2006, accumulated other comprehensive income reflected in the Company's shareholders' equity is comprised of the following (in thousands):

	As of September 30, 2007	As of December 31, 2006
Unrealized gains/(losses) on securities	$(1,306)	$4,136
Unrealized losses on hedges held by joint venture	(3,283)	(4,674)
Unrealized gains on cash flow hedges	16,596	17,494

Accumulated other comprehensive income	$12,007	$16,956

Note 16—Dividends

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

        Total dividends declared by the Company aggregated $209.2 million, or $1.65 per share of Common Stock during the nine months ended September 30, 2007. These dividends were paid on April 30, 2007 and July 30, 2007, and were applicable to the six months ended June 30, 2007 and paid to shareholders of record and holders of certain share equivalents on April 16, 2007 and July 16, 2007. On October 1, 2007, the Company declared a dividend of approximately $104.6 million or $0.825 per common share applicable to the third quarter and payable to shareholders of record and holders of certain share equivalents on October 15, 2007. The Company also declared and paid dividends aggregating $6.0 million, $8.3 million, $5.9 million, $4.6 million and $7.0 million on its Series D, E, F, G, and I preferred stock, respectively, during the nine months ended September 30, 2007. There are no dividend arrearages on any of the preferred shares currently outstanding.

        The Company pays dividends to the unit holders in the 2002, 2003, and 2004 HPU Plans in the same amount per equivalent share and on the same distribution dates as the Company's common stock, based on 819,254 shares, 987,149 shares, and 1,031,875 shares, respectively. Therefore, in connection with the common dividend declared during the nine months ended September 30, 2007, the Company paid dividends of $1.3 million, $1.6 million and $1.7 million to the unit holders in the 2002, 2003 and 2004 HPU Plans, respectively. In connection with the common dividend declared on October 1, 2007, the Company will pay dividends of $0.7 million, $0.8 million, and $0.8 million to the unit holders in the 2002, 2003 and 2004 HPU Plans, respectively.

        The Company also pays dividends on outstanding restricted stock units that were granted to employees after January 1, 2006, in the same amount per unit and on the same distribution dates as the Company's common stock. Therefore, in connection with the common dividends declared during the nine months ended September 30, 2007, the Company paid dividends of $1.4 million to employees based on 744,391 restricted stock units outstanding as of April 16, 2007 and 969,394 restricted stock units outstanding as of July 16, 2007. In connection with the common dividend declared on October 1, 2007, the Company will pay dividends of $0.8 million to employees based on 961,371 restricted stock units outstanding as of the record date.

        The exact amount of future quarterly dividends to common shareholders will be determined by the Board of Directors based on the Company's actual and expected operations for the fiscal year and the Company's overall liquidity position. On October 25, 2007, the Company's Board of Directors approved an increase in the regular quarterly dividend to $0.87 per common share, effective December 3, 2007.

Note 17—Segment Reporting

        The Company has two reportable operating segments: Real Estate Lending and Corporate Tenant Leasing. The reportable segments were determined based on the management approach, which looks to the Company's internal organizational structure. These two lines of business require different support infrastructures.

        The Real Estate Lending segment includes all of the Company's activities related to senior and mezzanine real estate debt and senior and mezzanine corporate capital investment activities and the financing thereof. These include a dedicated management team for real estate lending origination, acquisition and servicing.

        The Corporate Tenant Leasing segment includes all of the Company's activities related to the ownership and leasing of CTL facilities. This includes a dedicated management team for the acquisition and management of our corporate tenant lease facilities.

        The Company evaluates performance based on the following financial measures for each segment (in thousands):

	Real Estate Lending	Corporate Tenant Leasing	Corporate/ Other(1)	Company Total
Three months ended September 30, 2007
Total revenues(2)	$332,729	$82,683	$3,983	$419,395
Equity in (loss)/earnings from joint ventures and unconsolidated subsidiaries	—	6,481	(3,883)	2,598
Total operating and interest expense(3)	65,115	35,134	222,081	322,330
Net operating income(4)	267,614	54,030	(221,981)	99,663
Three months ended September 30, 2006
Total revenues(2)	$170,857	$76,099	$2,563	$249,519
Equity in (loss)/earnings from joint ventures and unconsolidated subsidiaries	—	(116)	1,559	1,443
Total operating and interest expense(3)	3,724	30,418	135,881	170,023
Net operating income(4)	167,133	45,565	(131,759)	80,939
Nine months ended September 30, 2007
Total revenues (2)	$759,356	$241,001	$16,806	$1,017,163
Equity in (loss)/earnings from joint ventures and unconsolidated subsidiaries	—	6,261	(5,116)	1,145
Total operating and interest expense(3)	80,986	100,730	552,046	733,762
Net operating income(4)	678,370	146,532	(540,356)	284,546
Nine months ended September 30, 2006
Total revenues(2)	$450,784	$238,167	$11,923	$700,874
Equity in (loss)/earnings from joint ventures and unconsolidated subsidiaries	—	(333)	2,829	2,496
Total operating and interest expense(3)	8,536	94,885	358,100	461,521
Net operating income(4)	442,248	142,949	(343,348)	241,849
As of September 30, 2007
Total long-lived assets(5)	$10,569,207	$3,282,976	$130,785	$13,982,968
Total assets	10,778,984	3,646,732	878,989	15,304,705
As of December 31, 2006
Total long-lived assets(5)	$6,799,850	$3,084,794	$146,502	$10,031,146
Total assets	6,881,423	3,288,276	890,296	11,059,995

Explanatory Notes:

(1)
Corporate and Other represents all corporate level items, including general and administrative expenses and any intercompany eliminations necessary to reconcile to the consolidated Company totals. This caption also includes the Company's timber operations, non-CTL related joint venture investments, strategic investments and marketable securities, which are not considered material separate segments.

(2)
Total revenue represents all revenue earned during the period from the assets in each segment. Revenue from the Real Estate Lending business primarily represents interest income and revenue from the Corporate Tenant Leasing business primarily represents operating lease income.

(3)
Total operating and interest expense includes provision for loan losses for the Real Estate Lending business and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense and loss on early extinguishment of debt specifically related to each segment. Interest expense on unsecured notes and the unsecured and secured revolving credit facilities and general and administrative expense is included in Corporate/Other for all periods. Depreciation and amortization of $24.8 million and $19.0 million for the three months ended September 30, 2007 and 2006, respectively, and $67.7 million and $56.5 for the nine months ended September 30, 2007 and 2006, respectively, are included in the amounts presented above.

(4)
Net operating income represents income before minority interest, income from discontinued operations and gain from discontinued operations.

(5)
Total long-lived assets are comprised of Loans and other lending investments, net, Corporate tenant lease assets, net, and timber and timberlands, net for the Real Estate Lending, Corporate Tenant Leasing and Corporate/Other segments, respectively.

Note 18—Subsequent Events

        On October 15, 2007, the Company issued $800 million aggregate principle amount of convertible senior floating rate notes due 2012 ("Convertible Notes"). The Convertible Notes were issued at par, mature on October 1, 2012, and bear interest at a rate per annum equal to 3-month LIBOR plus 0.50%.

        The Convertible Notes are senior unsecured obligations of the Company and rank equally with all of the Company's other senior unsecured indebtedness. On or after August 15, 2012, or prior to that date upon the occurrence of specific events, the Convertible Notes will be convertible by the holders into cash, shares of common stock, or any combination thereof at the Company's option at an initial conversion rate of 22.2 shares per $1,000 principal amount of Convertible Notes, which is equal to an initial conversion price of approximately $45.05 per share. This represents an approximately 30% conversion premium based on the last reported sale price of $34.65 per share of the Company's shares on the New York Stock Exchange on October 10, 2007.

        The Company used $392.0 million of the net proceeds from the offering to repay outstanding indebtedness under the interim financing facility which the Company used to fund the Fremont acquisition. The Company used the balance of the net proceeds to repay other outstanding indebtedness.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report on form 10-Q and our annual report on Form 10-K for the year ended December 31, 2006 (the "2006 Annual Report"). These historical financial statements may not be indicative of our future performance. Certain items in prior periods have been reclassified to conform to our current financial statements presentation. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Item 1a. "Risk Factors" in our 2006 Annual Report.

Introduction

        iStar Financial Inc. is a leading publicly traded finance company focused on the commercial real estate industry. We primarily provide custom tailored financing to high-end private and corporate owners of real estate, including senior and mezzanine real estate debt, senior and mezzanine corporate capital, corporate net lease financing and equity. Our company, which is taxed as a real estate investment trust ("REIT"), seeks to deliver strong dividends and superior risk-adjusted returns on equity to shareholders by providing innovative and value added financing solutions to our customers. Our two primary lines of business are real estate lending and corporate tenant leasing.

        Our primary sources of revenues are interest income, which is the interest that our borrowers pay on our loans, and operating lease income, which is the rent that our corporate customers pay us to lease our corporate tenant lease, or CTL, properties. A smaller and more variable source of revenue is other income, which consists primarily of prepayment penalties and realized gains that occur when our borrowers repay their loans before the maturity date. We primarily generate income through the "spread" or "margin," which is the difference between the revenues generated from our loans and leases and our interest expense and the cost of our CTL operations. We generally seek to match-fund our revenue generating assets with either fixed or floating rate debt of a similar maturity so that changes in interest rates or the shape of the yield curve will have a minimal impact on our earnings.

Executive Overview

        The results for third quarter of 2007 are the first for iStar to include the newly acquired Fremont CRE business. We generated solid returns: $105.6 million of net income on over $400 million of total revenue resulting in $0.73 of diluted earnings per common share and $1.07 of adjusted diluted earnings per common share.

        In addition to the Fremont acquisition, during the third quarter, we closed 42 separate financing commitments and funded $1.95 billion on new and previously committed transactions. Including amounts on acquired Fremont loans, we received repayments, prepayments and proceeds from asset sales in the third quarter totaling $913.2 million, in line with our expectations. We ended the quarter with over $15 billion in total assets and nearly $19 billion in assets under management (including participated assets).

        This quarter, with the addition of the Fremont portfolio, we had material increases in our watch list and non-performing loans. We added $62.0 million to our loan loss reserves in the third quarter, bringing total reserves to $124.2 million, or 1.16% of total loans. Our total loss coverage, defined as the combination of loan loss reserves and the remaining purchase discount on the acquisition, was $344.9 million or 3.2% of total loans, at the end of the quarter.

Fremont Acquisition

        On July 2, 2007, we acquired the commercial real estate lending business and $6.27 billion commercial real estate loan portfolio, which we refer to as Fremont CRE, from Fremont Investment & Loan, or Fremont, a subsidiary of Fremont General Corporation, pursuant to a definitive purchase agreement dated May 21, 2007. Concurrently, we completed the sale of a $4.20 billion participation interest in the same loan portfolio to Fremont, pursuant to a definitive loan participation agreement dated July 2, 2007. The net cash purchase price of $1.89 billion was funded with proceeds from borrowings under an interim financing facility obtained by us, which bears interest at LIBOR + 0.5%.

        Fremont's commercial real estate business, which was one of its two primary reportable segments, originated commercial first mortgage loans, which are principally bridge and construction loan facilities, out of nine field offices.

        Under the terms of the loan participation agreement, we are responsible for funding approximately $3.72 billion of existing unfunded loan commitments associated with the portfolio over the next several years. The balance of unfunded commitments required to be funded was $3.03 billion as of September 30, 2007. Fremont will receive 70% of all principal collected from the purchased loan portfolio, including principal collected from the unfunded loan commitments once they are funded, until the $4.20 billion principal amount of Fremont's loan participation interest is repaid. The participation interest pays floating interest at LIBOR + 1.50% and we accounted for the issuance of the participation as a sale in accordance with SFAS 140.

        We accounted for the business combination under the purchase method. Under the purchase method, the assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The following table shows the fair values, as of the date of the acquisition, of the assets purchased, liabilities assumed and participation interest sold in the transaction with Fremont (in thousands):

Loan principal	$6,270,667
Loan discount, net	(265,830)
Loan participation interest sold	(4,201,208)
Accrued interest	43,218
Other assets	1,589
Intangible assets	22,500
Goodwill	24,931
Other liabilities	(2,166)

Net assets acquired	$1,893,701

Key Performance Measures

        Profitability Indicators—We use the following metrics to measure our profitability:

  •
  Adjusted Diluted EPS, calculated as adjusted diluted earnings allocable to common shareholders divided by diluted weighted average common shares outstanding. (See section captioned "Adjusted Earnings" for more information on this metric).

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

        The following table summarizes these key metrics:

	For the Three Months Ended September 30,
	2007	2006
Adjusted Diluted EPS	$1.07	$0.90
Net Finance Margin(1)	5.25%	3.35%
Return on Average Common Book Equity	14.9%	18.5%
Adjusted Return on Average Common Book Equity	21.8%	20.7%

          Explanatory Note:

    (1)
    For the three months ended September 30, 2007 and 2006, operating lease income used to calculate the net finance margin includes amounts from discontinued operations of $5.4 million and $7.9 million, respectively. For the three months ended September 30, 2007 and 2006, operating costs—corporate tenant lease assets used to calculate the net finance margin includes amounts from discontinued operations of $0.2 million and $0.4 million, respectively.

        Factors that impacted the change in adjusted diluted EPS are described below in the Results of Operations and Adjusted Earnings sections. The increase in net finance margin quarter over quarter is primarily due to $57.4 million of amortization from the Fremont loan purchase discount during the three months ended September 30, 2007. Excluding the impact of the amortization of this discount, our net finance margin was 3.53% for the third quarter of 2007.

        The decrease in return on average common book equity quarter over quarter was primarily due to gains from sales of CTL assets of $17.3 million recorded in the third quarter of 2006 as compared to $1.0 million of gains recorded during the third quarter of 2007. Adjusted earnings used to calculate adjusted return on average common book equity adjusts for certain items (see Adjusted Earnings section below), including gains from sales of CTL assets. The increase in adjusted return on average common book equity in the third quarter of 2007 as compared to third quarter of 2006 is indicative of the accretive impact of the Fremont acquisition.

Results of Operations for the Three Months Ended September 30, 2007 compared to the Three Months Ended September 30, 2006

Revenue

	For the Three Months Ended September 30,
			% Change
	2007	2006
	(in thousands)
Interest income	$316,855	$153,053	>100%
Operating lease income	82,650	76,097	9%
Other income	19,890	20,369	(2)%

Total Revenue	$419,395	$249,519	68%

        The increase in total revenue in the third quarter of 2007 compared to the third quarter of 2006 was primarily due to additional interest income of $109.9 million resulting from the Fremont acquisition. Included in this interest on the acquired loans was $57.4 million of discount amortization related to the initial purchase discount that we recorded on the Fremont acquisition. Interest income also increased $53.9 million due to a $2.42 billion increase in the average outstanding balance of loans and other lending investments in our core portfolio, excluding the loans acquired from Fremont. Operating lease income also contributed to the increase in total revenue due primarily to increased income from properties acquired during the second half of 2006 and in 2007.

        Other income was lower in the third quarter of 2007 than the third quarter of 2006 primarily due to a decrease in income from prepayment penalties. During the three months ended September 30, 2007, other income included income from loan prepayment penalties and loan repayments of $14.3 million, income from strategic investments of $1.8 million, net earnings from timber operations of $0.7 million and other income of $3.1 million, consisting primarily of interest income on cash and net gains from foreign currency translations. During the three months ended September 30, 2006, other income included loan prepayment penalties and loan repayments of $17.9 million, income from strategic investments of $0.9 million, net earnings from timber operations of $0.6 million and other income of $1.0 million, consisting primarily of interest income on cash offset by net losses from foreign currency translations.

Interest Expense

	For the Three Months Ended September 30,
			% Change
	2007	2006
	(in thousands)
Interest expense	$173,376	$115,214	50%

        During the third quarter of 2007, our average outstanding debt balance was $4.08 billion higher than it was during the same period in 2006, resulting in the majority of the increase in interest expense. This increase was partially offset by lower average rates, which decreased to 5.83% from 5.89% during the third quarters of 2007 and 2006, respectively.

Other Costs and Expenses

	For the Three Months Ended September 30,
			% Change
	2007	2006
	(in thousands)
Operating costs—corporate tenant lease assets	$7,937	$6,337	25%
Depreciation and amortization	24,802	18,980	31%
General and administrative	51,266	27,492	86%
Provision for loan losses	62,000	2,000	>100%
Other expense	2,949	—	0%

Total other costs and expenses	$148,954	$54,809	>100%

        Total other costs and expenses increased mainly due to $62.0 million of additional provision for loan losses. The increase in our reserve is discussed further in the "Risk Management" section below. Also contributing to the increase was higher general and administrative expenses resulting from the Fremont acquisition and overall growth of our company year over year. In total, the Fremont acquisition increased our general and administrative expenses by approximately $14.2 million for the third quarter, of which approximately $3.3 million represents one-time costs and integration expenses. In addition to the effect of the Fremont acquisition, we had additional employee growth that increased payroll related costs in the third quarter of 2007 as compared to the same period in 2006. Additionally, in 2007, general and administrative expense includes management and start-up fees associated with new strategic investments in funds that were made in 2007. Depreciation and amortization increased by $5.8 million mainly due to CTL acquisitions. Included in Other expense for 2007 is the net ineffectiveness of our interest rate swaps, as discussed further in the "Hedging Activities" section below.

Other Components of Net Income

        Equity in Earnings of Joint Ventures—The increase in equity in earnings from joint ventures was primarily due to earnings from CTC. During the three months ended September 30, 2007, CTC sold its remaining investment property to a third party investor. This transaction resulted in a net gain of which our share was $1.5 million. We also realized a $4.5 million deferred gain that was carried as a basis difference in our investment in CTC which was the result of capitalized interest from previous construction financing to the venture. This was offset by our $3.9 million share of losses incurred by the TimberStar Southwest venture in the third quarter of 2007. Included in this loss is our $8.6 million share of depletion, depreciation and amortization. The TimberStar Southwest venture was entered into in the fourth quarter of 2006, so there are no comparable amounts in the prior year.

        Income from discontinued operations—For the three months ended September 30, 2007 and 2006, operating income earned by the Company on CTL assets sold (prior to their sale) and assets held for sale of approximately $5.2 million and $6.7 million, respectively, is classified as discontinued operations.

        Gain from Discontinued Operations, net—We sold two CTL assets for net proceeds of $5.6 million during the three months ended September 30, 2007 and recognized gains of approximately $1.0 million. During the three months ended September 30, 2006, we disposed one CTL asset for net proceeds of approximately $32.5 million and recognized a gain of approximately $17.3 million.

Results of Operations for the Nine Months Ended September 30, 2007 compared to the Nine Months Ended September 30, 2006

Revenue

	For the Nine Months Ended September 30,
			% Change
	2007	2006
	(in thousands)
Interest income	$689,880	$414,177	67%
Operating lease income	240,118	228,951	5%
Other income	87,165	57,746	51%

Total Revenue	$1,017,163	$700,874	45%

        The increase in total revenue in the first nine months of 2007 compared to the same period in 2006 was primarily due to increased interest income. Interest income increased during the current period primarily due to a $2.43 billion increase in the average outstanding balance of loans and other lending investments on our core portfolio (excluding loans from the Fremont acquisition). Interest income also increased $109.9 million due to additional interest earned from loans acquired in the Fremont acquisition. Included in this interest on the acquired loans was $57.4 million of discount amortization related to the initial purchase discount that we recorded on the Fremont acquisition. Operating lease income also contributed to the increase in total revenue due primarily to increased income from properties acquired during the second half of 2006 and in 2007.

        Other income increased in the third quarter of 2007 over the third quarter of 2006 primarily due to an increase in income from prepayment penalties on loans and income from a participation feature in one of our loans. During the nine months ended September 30, 2007, other income included income from loan prepayment penalties and loan repayments of $46.5 million, income from strategic investments of $7.8 million, net earnings from timber operations of $2.6 million and other income of $30.2 million consisting primarily of a participation feature on a loan of $19.8 million, interest income on cash and net gains from foreign currency translations. During the nine months ended September 30, 2006, other income included income from loan prepayment penalties and loan repayments of $36.0 million, income from strategic investments of $5.0 million, net earnings from timber operations of $3.6 million and other income of $16.3 million, consisting primarily of a participation feature on a loan of $7.5 million, lease termination payments, interest income on cash and net gains from foreign currency translations.

Interest Expense

	For the Nine Months Ended September 30,
			% Change
	2007	2006
	(in thousands)
Interest expense	$441,077	$309,999	42%

        During the first nine months of 2007, our average outstanding debt balance was $2.92 billion higher than it was during the same period in 2006, resulting in the majority of the increase in interest expense. The average rates remained fairly consistent from 2006 to 2007.

Other Costs and Expenses

	For the Nine Months Ended September 30,
			% Change
	2007	2006
	(in thousands)
Operating costs—corporate tenant lease assets	$21,833	$22,928	(5)%
Depreciation and amortization	67,665	56,546	20%
General and administrative	128,238	67,048	91%
Provision for loan losses	72,000	5,000	>100%
Other expense	2,949	—	0%

Total other costs and expenses	$292,685	$151,522	93%

        Total other costs and expenses increased primarily due to $72.0 million of additional provision for loan losses and higher general and administrative expense in 2007. The increase in our reserve is discussed further in the "Risk Management" section below. The increase in general and administrative expenses for the nine months ended September 30, 2007 as compared to the same period in 2006 is primarily attributable to a $33.9 million increase in payroll and payroll related costs resulting from the overall growth of our company year over year which includes the effect of employees hired as part of the Fremont acquisition. In total, for the nine months ended September 30, 2007, the Fremont acquisition increased our general and administrative expenses by approximately $15.5 million, of which approximately $4.6 million represents one-time costs and integration expenses. Additionally, for the nine months ended September 30, 2007, general and administrative expense includes $8.7 million of management and start-up fees associated with new strategic investments in funds that were made in 2007. Depreciation and amortization increased by $11.1 million mainly due to CTL acquisitions. Included in Other expense for 2007 is the net ineffectiveness of our interest rate swaps, as discussed further in the "Hedging Activities" section below.

Other Components of Net Income

        Equity in Earnings of Joint Ventures—The decrease in equity in earnings from joint ventures was primarily due to our $11.1 million share of losses incurred by the TimberStar Southwest venture incurred during the nine months ended September 30, 2007. Included in this loss was our $25.9 million share of depletion, depreciation and amortization. The TimberStar Southwest venture was entered into in the fourth quarter of 2006, so there are no comparable amounts in the prior year. This was offset by earnings from CTC and Oak Hill. During the nine months ended September 30, 2007, CTC sold its remaining investment property to a third party investor. This transaction resulted in a net gain of which our share was $1.5 million. We also realized a $4.5 million deferred gain that was carried as a basis difference in our investment in CTC which was the result of capitalized interest from previous construction financing to the venture. This compares to our $0.3 million share of losses from the venture during the same period in 2006. Our share of earnings from Oak Hill also increased by $4.2 million due to increased management fees from greater assets under management.

        Income from discontinued operations—For the nine months ended September 30, 2007 and 2006, operating income earned by the Company on CTL assets sold (prior to their sale) and assets held for sale of approximately $16.1 million and $20.8 million, respectively, are classified as discontinued operations.

        Gain from Discontinued Operations, net—We sold eight CTL assets during the nine months ended September 30, 2007 for net proceeds of $70.2 million, and recognized gains of approximately $7.8 million. During the nine months ended 2006, we disposed of four CTL assets for net proceeds of $54.4 million and recognized gains of approximately $21.8 million.

Adjusted Earnings

        We measure our performance using adjusted earnings in addition to net income. Adjusted earnings represents net income allocable to common shareholders and HPU holders computed in accordance with GAAP, before depreciation, depletion, amortization, gain from discontinued operations, hedge ineffectiveness, extraordinary items and cumulative effect of change in accounting principle. Adjustments for joint ventures reflect our share of adjusted earnings calculated on the same basis.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Adjusted earnings:
Net income before preferred dividend requirement	$105,644	$104,650	$308,803	$283,137
Add: Depreciation, depletion and amortization	25,928	20,758	71,172	61,791
Add: Joint venture income	31	32	92	92
Add: Joint venture depreciation, depletion and amortization	10,407	2,645	30,992	8,093
Add: Amortization of deferred financing costs	7,065	5,403	20,222	17,671
Add: Hedge ineffectiveness, net	2,944	—	2,944	—
Less: Gains from discontinued operations, net	(1,045)	(17,264)	(7,823)	(21,800)
Less: Joint venture gain from discontinued operations	(1,572)	—	(1,572)	—
Less: Preferred dividend requirement	(10,580)	(10,580)	(31,740)	(31,740)

Adjusted diluted earnings allocable to common shareholders and HPU holders(1)	$138,822	$105,644	$393,090	$317,244

Weighted average diluted common shares outstanding	127,508	114,545	127,782	114,439

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program. For the three months ended September 30, 2007 and 2006 adjusted diluted earnings allocable to common shareholders and HPU holders includes $3,046 and $2,581 of adjusted earnings allocable to HPU holders, respectively. For the nine months ended September 30, 2007 and 2006 adjusted diluted earnings allocable to common shareholders and HPU holders includes $8,615 and $7,752 of adjusted earnings allocable to HPU holders, respectively.

        The increase in adjusted earnings is driven primarily by the increase in our net income as explained in the Results of Operations section above. Additionally, adjusted earnings increased due the changes in certain non-cash charges that are added back to net income to arrive at adjusted earnings. Specifically, joint venture depreciation, depletion and amortization increased by $7.8 million for the third quarter of 2007 compared to 2006, and $22.9 million for the first nine months of 2007 compared to 2006 primarily due to our share of depletion recorded by the TimberStar Southwest venture which was formed in the fourth quarter of 2006.

Risk Management

        Loan Credit Statistics—The table below summarizes our non-performing loans and details the reserve for loan losses associated with our loans (in thousands):

	As of September 30, 2007	As of December 31, 2006
Non-performing loans
Carrying value	$428,694	$61,480
Participated portion	420,020	—

Gross book value	$848,714	$61,480
As a percentage of total assets	5.5%	0.6%
As a percentage of total loans	8.4%	1.0%
Reserve for loan losses	$124,201	$52,201
As a percentage of total loans	1.2%	0.9%
Watch list loans
Carrying value	$610,536	$147,800
Participated portion	485,280	—

Gross book value	$1,095,816	$147,800

        Non-Performing Loans—All non-performing loans are placed on non-accrual status and income is recognized only upon actual cash receipt. We designate loans as non-performing at such time as: (1) management determines the borrower is incapable of, or has ceased efforts towards, curing the cause of an impairment; (2) the loan becomes 90 days delinquent; (3) the loan has a maturity default; or (4) the net realizable value of the loan's underlying collateral approximates our carrying value of such loan. As of September 30, 2007, we had 29 non-performing loans with an aggregate carrying value of $428.7 million and an aggregate gross book value of $848.7 million, or 5.5% of total assets. Management believes there is adequate collateral and reserves to support the book values of the loans.

        Included in non-performing loans are 17 acquired loans that were deemed to be impaired on the date of acquisition and recorded at fair value in accordance with SOP 03-3. These SOP 03-3 loans have a current book value $57.4 million below our share of unpaid principal. In addition, there are five other acquired loans included in non-performing loans that have a total of $5.3 million of unamortized purchase discount. Amortization of purchased discount is suspended when loans are placed on non-accrual status.

        Watch List Assets—We conduct a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." As of September 30, 2007, we had 28 assets on the credit watch list, excluding those assets included in non-performing loans above, with an aggregate carrying value of $610.5 million and an aggregate gross book value of $1.10 billion, or 7.2% of total assets.

        Reserve For Loan Losses—During the nine months ended September 30, 2007, we added $72.0 million to the reserve for loan losses. During the year we have increased reserves on our historical portfolio primarily due to negative trends in the overall economy and growth in the portfolio. Reserves have also been provisioned for newly funded commitments in the recently acquired loan portfolio and $30.0 million of specific reserves have been allocated to three non-performing loans. Adjustments to the reserve for loan losses are based on management's evaluation of general market conditions, our internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults, the credit quality of the underlying collateral and changes in the size of the loan portfolio. Reserves are increased through the provision for loan losses, which reduces income in the period recorded. Our total loss coverage, defined as the combination of loan loss reserves and the remaining discount on the acquired loans, was $344.9 million or 3.2% of total loans, at the end of the quarter.

        Gross Book Value—Gross book value is computed by adding iStar's carrying value of the loan and the portion of the loan that is owned by Fremont through the loan participation agreement. It represents what the carrying value of the loan would have been if the loan participation had not occurred. Under the terms of the participation, Fremont will receive 70% of all loan principal payments, including principal that iStar has funded. Therefore, iStar is in the first loss position. As such, management believes that presentation of the gross book value is more relevant than a presentation of iStar's carrying value when assuming iStar's risk of loss on the loans in the Fremont CRE Portfolio.

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

        The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of September 30, 2007. We have no other long-term liabilities that would constitute a contractual obligation.

		Principal Payments Due By Period(1)
	Total	Less Than 1 Year	2–3 Years	4–5 Years	6–10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations(1):
Unsecured notes	$7,217,022	$635,331	$1,825,000	$2,350,000	$2,406,691	$—
Unsecured revolving credit facilities	2,178,049	—	—	2,178,049	—	—
Secured term loans(2)	447,286	138,828	150,543	37,573	73,481	46,861
Trust Preferred	100,000	—	—	—	—	100,000

Total	9,942,357	774,159	1,975,543	4,565,622	2,480,172	146,861

Interest Payable(3)	2,647,268	612,570	924,020	581,959	394,674	134,045
Operating Lease Obligations:(3)	56,043	6,368	11,340	10,719	16,308	11,308

Total(4)	$12,645,668	$1,393,097	$2,910,903	$5,158,300	$2,891,154	$292,214

Explanatory Notes:

(1)
Assumes exercise of extensions on our long-term debt obligations to the extent such extensions are at our option.

(2)
We also have a $1.0 million letter of credit outstanding as security for our primary corporate office lease.

(3)
All variable rate debt assumes a 30-day LIBOR rate of 5.12% (the 30-day LIBOR rate at September 30, 2007).

(4)
We also have letters of credit outstanding totaling $39.8 million as additional collateral for four of our investments. See "Off-Balance Sheet Transactions" below, for a discussion of certain unfunded commitments related to our lending and CTL business.

        Our primary source of short-term funds is an aggregate of $3.42 billion of credit available under two committed unsecured revolving credit facilities, which includes our amended $2.22 billion facility, maturing in June 2011, as well as our new $1.20 billion facility, maturing in June 2012, entered into during the second quarter, as described further below. As of September 30, 2007, there was approximately $1.20 billion which was immediately available to draw under these facilities at our discretion. Both facilities remain fully available throughout their respective terms so long as we comply with certain financial covenants, all of which we were in compliance with as of September 30, 2007. In addition, we have one $500.0 million secured revolving credit facility for which availability is based on percentage borrowing base calculations.

        One of our unsecured revolving credit facilities is a new facility we completed on June 26, 2007 with leading financial institutions having a maximum capacity of $1.20 billion. Commitments under this facility will mature on June 26, 2012. Borrowings under this credit agreement, which may be made in multiple currencies, all of which remained outstanding as of September 30, 2007 bear interest at a floating rate based upon one of several base rates which vary depending upon the currency of the borrowing, plus a margin which adjusts upward or downward based upon our corporate credit rating.

        On June 26, 2007, we also amended and restated our existing $2.20 billion revolving credit agreement to conform various covenants and provisions to those in the new $1.20 billion revolving credit agreement and to increase the commitment to $2.22 billion.

        Also on June 26, 2007, we closed on a $2.0 billion short-term interim financing facility in order to fund the Fremont acquisition (see Note 4 of the Consolidated Financial Statements for further details). On July 2, 2007, in connection with the closing of the Fremont transaction we drew $1.90 billion under this facility, all of which remained outstanding as of September 30, 2007.

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

        Significant non-financial covenants include a requirement in some series of our publicly-held debt securities that we offer to repurchase those securities at a premium if we undergo a change of control. As of September 30, 2007, we believe we are in compliance with all financial and non-financial covenants on our debt obligations.

        On January 9, 2007, in connection with a consent solicitation of the holders of the respective notes, we amended certain covenants in our 7% Senior Notes due 2008, 4.875% Senior Notes due 2009, 6% Senior Notes due 2010, 5.125% Senior Notes due 2011, 6.5% Senior Notes due 2013, and 5.7% Senior Notes due 2014. Holders of approximately 95.43% of the aggregate principal amount of the Modified Notes consented to the solicitation. The purpose of the amendments was to conform most of the covenants to the covenants contained in the indentures governing the senior notes we issued since we achieved an investment grade rating from S&P, Moody's and Fitch. In connection with the consent solicitation we paid an aggregate fee of $6.5 million to the consenting note holders, which will be amortized into interest expense over the remaining term of the associated Notes. In addition, we incurred advisory and professional fees aggregating $2.4 million, which were recorded as expense and included in "General and administrative" on our Consolidated Statement of Operations for the nine months ended September 30, 2007.

        Unencumbered Assets/Unsecured Debt—We have completed the migration of our balance sheet towards unsecured debt, which generally results in a corresponding reduction of secured debt and an increase in unencumbered assets. The exact timing in which we will issue or borrow unsecured debt will be subject to market conditions. The following table shows the ratio of unencumbered assets to unsecured debt at September 30, 2007 and December 31, 2006 (in thousands):

	As of September 30, 2007	As of December 31, 2006
Total Unencumbered Assets	$15,011,609	$10,392,861
Total Unsecured Debt(1)	$11,395,071	$7,390,089
Unencumbered Assets/Unsecured Debt	132%	141%

    Explanatory Notes:

    (1)
    See Note 9 to the Company's Consolidated Financial Statements for a more detailed description of our unsecured debt.

        Capital Markets Activity—During the nine months ended September 30, 2007, we issued $300 million and $250 million aggregate principal amounts of fixed-rate Senior Notes bearing interest at annual rates of 5.5% to 5.85% and maturing in 2012 and 2017, respectively, and $500 million of variable-rate Senior Notes bearing interest at three-month LIBOR + 0.35% maturing in 2010. We primarily used the proceeds from the issuance of these securities to repay outstanding indebtedness under our unsecured revolving credit facility. In connection with this issuance, we settled forward starting interest rate swap agreements with notional amounts totaling $200 million and ten-year terms matching that of the $250 million Senior Notes due in 2017. We also entered into interest rate swap agreements to swap the fixed interest rate on the $300 million Senior Notes due in 2012 for a variable interest rate (see Note 12 to the Company's Consolidated Financial Statements for further detail on all hedging activity). In addition, our $200 million of LIBOR + 1.25% Senior Notes matured in March 2007.

        Other Financing Activity—Our term financing that is collateralized by corporate bonds matured on August 1, 2007 and was extended to October 9, 2007. Subsequent to quarter end, the maturity was further extended to November 6, 2007.

        As of September 30, 2007, future scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2007 (remaining three months)	$128,195
2008	635,331
2009	1,215,466
2010	1,105,591
2011	2,464,214
2012	1,744,845
Thereafter	2,648,715

Total principal maturities	9,942,357
Unamortized debt discounts/premiums, net	(87,966)
Fair value adjustment to hedged items (see Note 12)	(5,883)

Total debt obligations	$9,848,508

    Explanatory Note:

    (1)
    Assumes exercise of extensions to the extent such extensions are at our option.

        Subsequent Events—On October 15, 2007, we issued $800 million aggregate principle amount of convertible senior floating rate notes due 2012 ("Convertible Notes"). The Convertible Notes were issued at par, mature on October 1, 2012, and bear interest at a rate per annum equal to 3-month LIBOR plus 0.50%.

        The Convertible Notes are senior unsecured obligations and rank equally with all of our other senior unsecured indebtedness. On or after August 15, 2012, or prior to that upon the occurrence of specific events, the Convertible Notes will be convertible by the holders into cash, shares of common stock, or any combination thereof at our option at an initial conversion rate of 22.2 shares per $1,000 principal amount of Convertible Notes, which is equal to an initial conversion price of approximately $45.05 per share. This represents an approximately 30% conversion premium based on the last reported sale price of $34.65 per share of our shares on the New York Stock Exchange on October 10, 2007.

        We used $392.0 million of the net proceeds from the offering to repay outstanding indebtedness under the interim financing facility which we used to fund the Fremont acquisition. We used the balance of the net proceeds to repay other outstanding indebtedness.

        Hedging Activities—We have variable-rate lending assets and variable-rate debt obligations. These assets and liabilities create a natural hedge against changes in variable interest rates. This means that as interest rates increase, we earn more on our variable-rate lending assets and pay more on our variable-rate debt obligations and, conversely, as interest rates decrease, we earn less on our variable-rate lending assets and pay less on our variable-rate debt obligations. When the amount of our variable-rate debt obligations exceeds the amount of our variable-rate lending assets, we use derivative instruments to limit the impact of changing interest rates on our net income. We have a policy in place, that is administered by the Audit Committee, which requires us to enter into hedging transactions to mitigate the impact of rising interest rates on our earnings. The policy states that a 100 basis point increase in short-term rates cannot have a greater than 2.5% impact on quarterly earnings. We do not use derivative instruments for speculative purposes. The derivative instruments we use are typically in the form of interest rate swaps. Interest rate swaps effectively can either convert variable-rate debt obligations to fixed-rate debt obligations or convert fixed-rate debt obligations into variable-rate debt obligations. In addition, we also use derivative instruments to manage our exposure to foreign exchange rate movements.

        The primary risks related to our use of derivative instruments are the risks that a counterparty to a hedging arrangement could default on its obligation and the risk that we may have to pay certain costs, such as transaction fees or breakage costs, if we terminate a hedging arrangement. As a matter of policy, we enter into hedging arrangements with counterparties that are large, creditworthy financial institutions typically rated at least A/A2 by S&P and Moody's, respectively. Our hedging strategy is approved and monitored by our Audit Committee on behalf of the Board of Directors and may be changed by the Board of Directors without shareholder approval.

        During the nine months ended September 30, 2007, we settled three forward starting interest rate swap agreements, which were designated as cash-flow hedges, with notional amounts totaling $200 million, ten-year terms and rates from 4.740% to 4.745% in connection with our issuance of $250 million of Senior Notes due in 2017. The $4.5 million initial value of these forward starting swaps is being amortized as a reduction to "Interest expense" on our Consolidated Statements of Operations through the maturity of the Senior Notes due in 2017. Additionally, we entered into interest rate swap agreements, designated as fair-value hedges, with notional amounts totaling $300 million and variable interest rates that reset quarterly based on three-month LIBOR. These swap agreements were entered into to exchange the 5.5% fixed-rate interest payments on our $300 million of Senior Notes due in 2012 for variable-rate interest payments based on three-month LIBOR + 0.5365%.

        During the three months ended September 30, 2007, we recorded a cumulative non-cash out of period charge of $12.1 million to reflect a cumulative reduction in the fair value of three interest rate swaps which we determined did not qualify for hedge accounting within the meaning of Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"). This charge partially offsets an increase in the fair value of the swaps of approximately $8.4 million during the third quarter, resulting in a net charge of approximately $3.7 million for the quarter ended September 30, 2007. In September of 2007, we redesignated all of our fair value swaps to qualify for hedge accounting treatment under the "long-haul" method as prescribed by SFAS 133. We anticipate that the marking of our derivative contracts and related hedged items to fair value will result in some volatility in our income statement prospectively, however there will be no effect on the non-GAAP financial measure of adjusted earnings which the Company regularly reports. See Note 12 "Risk Management and Derivatives" for further details.

        Off-Balance Sheet Transactions—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity. As of September 30, 2007, we had a 46.7% interest in one joint venture accounted for under the equity method that had third-party debt. The TimberStar Southwest joint venture had $1.60 billion of debt outstanding as of September 30, 2007 that has no recourse to us (see Note 7 of the Consolidated Financial Statements).

        We have certain discretionary and non-discretionary unfunded commitments related to our loans, CTLs and other lending investments that we may be required to, or choose to, fund in the future. Discretionary commitments are those under which we have sole discretion with respect to future funding. Non-discretionary commitments are those that we are generally obligated to fund at the request of the borrower or upon the occurrence of events outside of our direct control. As of September 30, 2007, we had 301 loans with unfunded commitments totaling $6.79 billion, of which $5.71 billion was non-discretionary. In addition, we had $111.4 million of non-discretionary unfunded commitments related to 11 CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon completion of the improvements or construction, we would receive additional operating lease income from the customers. In addition, we have $17.8 million of non-discretionary unfunded commitments related to 14 existing customers in the form of tenant improvements which were negotiated between the Company and the customers at the commencement of the leases. Further, we had 10 strategic investments with unfunded non-discretionary commitments of $169.9 million.

        Ratings Triggers—The two commited unsecured revolving credit facilities aggregating $3.42 billion that we had in place at September 30, 2007, bear interest at LIBOR + 0.525% per annum based on our senior unsecured credit ratings of BBB from S&P, Baa2 from Moody's and BBB from Fitch Ratings. Our ability to borrow under our unsecured revolving credit facilities is not dependent on our credit ratings.

        Based on our current senior unsecured debt ratings by S&P, Moody's and Fitch, the financial covenants in most series of our publicly held debt securities, including limitations on incurrence of indebtedness and maintenance of unencumbered assets compared to unsecured indebtedness, are not operative. If we were to be downgraded from our current ratings by two of these three rating agencies, these financial covenants would become operative again. However, as of September 30, 2007, we would be in full compliance with these covenants if they were operative.

        Except as described above, there are no other ratings triggers in any of our debt instruments or other operating or financial agreements at September 30, 2007.

        Transactions with Related Parties—During 2005, we invested in a substantial minority interest of Oak Hill Advisors, L.P., Oak Hill Credit Alpha MGP, OHSF GP Partners II, LLC, Oak Hill Credit Opportunities MGP, LLC, and in 2006, OHSF GP Partners, LLC (see Note 7 to the Consolidated Financial Statements for more detail). In relation to our investment in these entities, we appointed to our Board of Directors a member that holds a substantial investment in these same five entities. As of September 30, 2007, the carrying value in these ventures was $182.8 million. We have also invested in eight funds managed by Oak Hill Advisors, L.P., which have a carrying value of $11.4 million as of September 30, 2007.

        DRIP/Stock Purchase Plans—During the three months ended September 30, 2007 and 2006, we issued a total of approximately 17,900 and 500,000 shares of Common Stock, respectively, and during the nine months ended September 30, 2007 and 2006, we issued a total of approximately 37,600 and 532,000 shares of Common Stock, respectively, through the dividend reinvestment and direct stock purchase plans. Net proceeds during the three months ended September 30, 2007 and 2006 were approximately $0.6 million and $20.6 million, respectively, and $1.6 million and $21.7 million during the nine months ended September 30, 2007 and 2006, respectively. There are approximately 2.1 million shares available for issuance under the plan as of September 30, 2007.

        Stock Repurchase Program—During the nine months ended September 30, 2007 the Company repurchased 613,000 shares of its outstanding Common Stock for a cost of approximately $20.2 million at an average cost per share of $32.95.

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

        A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2006 in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our policies during 2007. Management has reviewed and evaluated these critical accounting estimates and believes they are appropriate.

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

        Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        None

ITEM 1A.    RISK FACTORS

        No changes from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.    OTHER INFORMATION

        (a)   Consistent with the Company's performance-based employment and compensation philosophy, effective November 8, 2007, the Compensation Committee of the Board of Directors has determined not to renew the employment agreements with the Company's Chief Executive Officer and President upon expiration of their respective terms. As a result, all of the Company's named executive officers will serve at the will of the Board. The Company will be able to terminate their employment with discretion as to the terms of severance arrangements, if any. Also on November 8, 2007, in connection with the non-renewal of the President's employment agreement, the Company made a one-time special bonus award to the President in the form of 31,204 shares of the Company's common stock.

ITEM 6.    EXHIBITS

  a.    Exhibits

1.1	Underwriting Agreement dated October 10, 2007 among iStar Financial Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. as representatives of the several underwriters listed therein (incorporated by reference from exhibit 1.1 of the Company's Current Report on Form 8-K filed on October 19, 2007).
4.1
Nineteenth Supplemental Indenture dated as of October 15, 2007, by and between the Company and the Trustee (incorporated by reference from exhibit 4.1 of the Company's Current Report on Form 8-K filed on October 19, 2007).
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISTAR FINANCIAL INC.
Registrant
Date November 9, 2007	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (Principal executive officer)
Date: November 9, 2007	/s/ CATHERINE D. RICE Catherine D. Rice Chief Financial Officer (Principal financial and accounting officer)

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
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES