Form 10-K
period 2007-12-31
ISTAR FINANCIAL INC
filed 2008-02-29
CIK 1095651

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-15371

iSTAR FINANCIAL INC.
(Exact name of registrant as specified in its charter)

Maryland	95-6881527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1114 Avenue of the Americas, 39th Floor New York, NY	10036
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (212) 930-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Name of Exchange on which registered:	Name of Exchange on which registered:
Common Stock, $0.001 par value	New York Stock Exchange
8.000% Series D Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.875% Series E Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.800% Series F Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.650% Series G Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.500% Series I Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

          Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

          As of June 30, 2007 the aggregate market value of the common stock, $0.001 par value per share of iStar Financial Inc. ("Common Stock"), held by non-affiliates (1) of the registrant was approximately $5.41 billion, based upon the closing price of $44.33 on the New York Stock Exchange composite tape on such date.

          As of January 31, 2008, there were 136,566,333 shares of Common Stock outstanding.

(1)
For purposes of this Annual Report only, includes all outstanding Common Stock other than Common Stock held directly by the registrant's directors and executive officers.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of the registrant's definitive proxy statement for the registrant's 2008 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    Business

Explanatory Note for Purposes of the "Safe Harbor Provisions" of Section 21E of the Securities Exchange Act of 1934, as amended

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, iStar Financial Inc.'s (the "Company's") current business plan, business strategy and portfolio management. The Company's actual results or outcomes may differ materially from those anticipated. Important factors that the Company believes might cause such differences are discussed in the cautionary statements presented under the caption "Risk Factors" in Item 1a of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

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

        The lending business is primarily comprised of senior and mezzanine real estate loans that typically range in size from $20 million to $150 million and have maturities generally ranging from three to ten years. These loans may be either fixed rate (based on the U.S. Treasury rate plus a spread) or variable rate (based on LIBOR plus a spread) and are structured to meet the specific financing needs of the borrowers. The Company also provides senior and mezzanine capital to corporations, particularly those engaged in real estate or real estate related businesses. These financings may be either secured or unsecured, typically range in size from $20 million to $150 million and have maturities generally ranging from three to ten years. As part of the lending business, the Company also acquires whole loans, loan participations and debt securities which present attractive risk-reward opportunities.

        The Company's corporate tenant leasing business provides capital to corporations and others who control facilities leased primarily to single creditworthy customers. The Company's net leased assets are generally mission critical headquarters or distribution facilities that are subject to long-term leases with public companies, many of which are rated corporate credits, and many of which provide for most expenses at the facility to be paid by the corporate customer on a triple net lease basis. Corporate tenant lease, or CTL, transactions have initial terms generally ranging from 15 to 20 years and typically range in size from $20 million to $150 million.

        The Company's primary sources of revenues are interest income, which is the interest that borrowers pay on loans, and operating lease income, which is the rent that corporate customers pay to lease CTL properties. A smaller and more variable source of revenue is other income, which consists primarily of prepayment penalties and realized gains that occur when borrowers repay their loans before the maturity date. The Company primarily generates income through the "spread" or "margin," which is the difference between the revenues generated from loans and leases and interest expense and the cost of CTL operations. The Company generally seeks to match-fund our revenue generating assets with either fixed or floating rate debt of a similar maturity so that changes in interest rates or the shape of the yield curve will have a minimal impact on earnings.

        The Company began its business in 1993 through private investment funds. In 1998, the Company converted its organizational form to a Maryland corporation and replaced its former dual class common share structure with a single class of common stock. The Company's common stock ("Common Stock") began trading on the New York Stock Exchange on November 4, 1999. Prior to this date, the Company's Common Stock was traded on the American Stock Exchange. Since that time, the Company has grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions, including the acquisition of TriNet Corporate Realty Trust, Inc. in 1999, the acquisition of Falcon Financial Investment Trust, the acquisition of a significant non-controlling interest in Oak Hill Advisors, L.P. and affiliates in 2005, and the acquisition of the commercial real estate lending business of Fremont Investment and Loan, a division of Fremont General Corporation, in 2007.

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

The Company seeks to maintain an investment portfolio which is diversified by asset type, underlying property type and geography. As of December 31, 2007, based on current gross carrying values, the Company's total investment portfolio has the following characteristics:

Asset Type

Property Type

Geography

        Since the Company's inception, substantially all of its investments have been in assets and with customers based in the United States and the Company has conducted its operations exclusively from the United States. In the first quarter of 2006, the Company opened a subsidiary in London, England. As of December 31, 2007, the Company had eight employees working in London. The Company uses its London office to source investment opportunities abroad, primarily in Europe; however, non-U.S. investments do not currently represent a material portion of its assets.

The Company's Underwriting Process

        The Company discusses and analyzes investment opportunities during regular weekly meetings which are attended by all of its investment professionals, as well as representatives from its legal, credit, risk management and capital markets areas. The Company has developed a process for screening potential investments called the Six Point Methodologysm. Through this process, the Company evaluates an investment opportunity prior to beginning its formal due diligence process by: (1) evaluating the source of the opportunity; (2) evaluating the quality of the collateral or corporate credit, as well as its market or industry dynamics; (3) evaluating the equity or corporate sponsor; (4) determining whether it can implement an appropriate legal and financial structure for the transaction given its risk profile; (5) performing an alternative investment test; and (6) evaluating the liquidity of the investment and its ability to match fund the asset.

        The Company has an intensive underwriting process in place for all potential investments. This process provides for comprehensive feedback and review by all disciplines within the Company, including investments, credit, risk management, legal/structuring and capital markets. Participation is encouraged from all professionals throughout the entire origination process, from the initial consideration of the opportunity, through the Six Point Methodologysm and into the preparation and distribution of a comprehensive memorandum for the Company's internal and/or Board of Directors investment committees.

        Any commitment to make an investment of $25 million or less in any transaction or series of related transactions requires the approval of the Chief Executive Officer and Chief Investment Officer. Any commitment in an amount in excess of $25 million but not more than $75 million requires the further approval of the Company's internal investment committee, consisting of senior management representatives from all of the Company's key disciplines. Any commitment in an amount in excess of $75 million but not more than $150 million requires the further approval of the Investment Committee of the Board of Directors. Any commitment in an amount in excess of $150 million, and any strategic investment such as a corporate merger or acquisition or material transaction involving the Company's entry into a new line of business, requires the approval of the full Board of Directors.

Financing Strategy

        The Company has access to a wide range of debt and equity capital resources to finance its investment and growth strategies. At December 31, 2007, the Company had over $2.86 billion of tangible book equity capital and a total capitalization of approximately $16.39 billion, consisting of market equity, book debt and preferred equity. The Company believes that its size and track record are competitive advantages in obtaining attractive financing for its businesses.

        The Company seeks to maximize risk-adjusted returns on equity and financial flexibility by accessing a variety of public and private debt and equity capital sources. The Company's current sources of debt capital include:

  •
  Long-term, unsecured corporate debt.

  •
  A combined $5.21 billion of maximum committed capacity under its unsecured and secured credit facilities at year end.

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

        In recent years, the Company has primarily used unsecured corporate level debt to finance its business. In light of the constrained liquidity environment that developed beginning in August 2007 and continues to exist on the date of this report, the Company may pursue alternatives to unsecured corporate level funding, such as secured financings, sales of assets and raising third party capital at certain of its business units.

Hedging Strategy

        The Company has variable-rate lending assets and variable-rate debt obligations. These assets and liabilities create a natural hedge against changes in variable interest rates. This means that, as interest rates increase, the Company earns more on its variable-rate lending assets and pays more on its variable-rate debt obligations and, conversely, as interest rates decrease, the Company earns less on its variable-rate lending assets and pays less on its variable-rate debt obligations. When the Company's variable-rate debt obligations exceed its variable-rate lending assets, the Company utilizes derivative instruments to limit the impact of changing interest rates on its net income. The Company's policy requires that we manage our fixed/floating rate exposure such that a 100 basis point increase in short term interest rates would have no more than a 2.5% impact on its quarterly adjusted earnings. The Company does not use derivative instruments for speculative purposes. The derivative instruments the Company uses are typically in the form of interest rate swaps and interest rate caps. Interest rate swaps can effectively change variable-rate debt obligations to fixed-rate debt obligations. In addition, when appropriate the Company enters into interest rate swaps that convert fixed-rate debt to variable rate in order to mitigate the risk of changes in fair value of the fixed-rate debt obligations.

        Developing an effective strategy for dealing with movements in interest rates is complex and no strategy can completely insulate the Company from risks associated with such fluctuations. There can be no assurance that the Company's hedging activities will have the desired beneficial impact on its results of operations or financial condition.

        The Company also seeks to match-fund foreign denominated assets so that changes in foreign exchange rates or forward curves will have a minimal impact on earnings. Foreign denominated assets and liabilities are presented in the Company's financial statements in US dollars at current exchange rates each reporting period with changes related to foreign currency fluctuations flowing through earnings. Matched assets and liabilities in the same currency are a natural hedge against currency fluctuations. For investments denominated in currencies other than British pounds, Canadian dollars and euros, the Company primarily uses forward contracts to hedge our exposure to foreign exchange risk.

        The primary risks from the Company's use of derivative instruments is the risk that a counterparty to a hedging arrangement could default on its obligation and the risk that the Company may have to pay certain costs, such as transaction fees or breakage costs, if a hedging arrangement is terminated by the counterparty. As a matter of policy, the Company enters into hedging arrangements with counterparties that are large, creditworthy financial institutions typically rated at least "A/A2" by Standard & Poor's ("S&P") and Moody's Investors Service ("Moody's"), respectively. The Company's hedging strategy is monitored by its Audit Committee on behalf of its Board of Directors and may be changed by the Board of Directors without shareholder approval.

        A more detailed discussion of the Company's hedging policy is provided in Item 7—"Managements Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources."

Business

Real Estate and Corporate Lending

        The Company primarily provides structured financing to high-end private and corporate owners of real estate, including senior and mezzanine real estate debt and senior and mezzanine corporate capital.

        As of December 31, 2007, the Company's loan portfolio is comprised of:

	Carrying Value	% of Total
	(In thousands)
First mortgages/Senior loans	$9,459,514	85%
Mezzanine/Subordinated debt	1,259,937	11%

Total loans	$10,719,451
Reserve for loan losses	(217,910)

Total loans, net	$10,501,541
Other lending investments-securities	447,813	4%

Total carrying value, net	$10,949,354	100%

        As more fully discussed in Note 3 to the Company's Consolidated Financial Statements, the Company continually monitors borrower performance and completes a detailed, loan-by-loan formal credit review on a quarterly basis. The results of this review are incorporated into the Company's quarterly assessment of the adequacy of loan loss reserves.

        As of December 31, 2007, the Company's loan portfolio has the following characteristics:

Investment Class	Collateral Types	# of Loans In Class	Carrying Value(1)	Principal Balance Outstanding	Weighted Average Accrual Rate(2)	Weighted Average First Dollar Current Loan-to- Value(3)	Weighted Average Last Dollar Current Loan-to- Value(3)
			(In thousands)
First mortgages/Senior loans	Office/Residential/Retail/Industrial, R&D/Mixed Use/Hotel/Land/Entertainment, Leisure/Other	446	$9,459,514	$9,665,939	8.30%	5%	68%
Mezzanine/Subordinated debt	Office/Residential/Retail/Mixed Use/Hotel/Land/Other	45	1,259,937	1,270,303	10.79%	47%	70%
Other lending investments-securities	Retail/Industrial, R&D/Entertainment, Leisure/Other	16	447,813	481,765	8.69%	25%	68%

Total/Weighted average		507	$11,167,264	$11,418,007	8.59%	11%	68%

Explanatory Notes:

(1)
Where Carrying Value differs from Principal Balance Outstanding, the difference represents unamortized amount of acquired premiums, discounts or deferred loan fees.

(2)
Substantially all variable-rate loans assume either a 30-day LIBOR rate of 4.6% (the 30-day LIBOR rate at December 31, 2007) or a six-month LIBOR rate of 4.6% (the six-month LIBOR rate at December 31, 2007). As of December 31, 2007, 10 loans with a combined carrying value of $399.2 million have a stated accrual rate that exceeds the stated pay rate. The weighted average stated pay rate for First mortgages/Senior loans, Mezzanine/Subordinated debt, Securities and the total loan portfolio is 8.27%, 7.98%, 8.69% and 8.25%, respectively.

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

        As of December 31, 2007, the Company's loan portfolio has the following interest rate characteristics:

	Carrying Value	% of Total
	(In thousands)
Fixed-rate loans	$2,407,245	22%
Variable-rate loans	8,760,019	78%

Gross carrying value	$11,167,264	100%

Summary of Prepayment Terms

        The Company is exposed to risks of prepayment on its loan assets, and generally seeks to protect itself from such risks by structuring its loans with prepayment restrictions and/or penalties.

        As of December 31, 2007, the Company's loan portfolio has the following call protection characteristics:

	Carrying Value	% of Total
	(In thousands)
Fixed prepayment penalties or minimum whole-dollar profit	$1,316,853	12%
Substantial lock-out for original term(1)	1,897,051	17%
Yield maintenance	97,185	1%

Total loans with call protection	3,311,089	30%
Currently open to prepayment with no penalty	7,856,175	70%

Gross carrying value	$11,167,264	100%

  Explanatory Note:

    (1)
    For the purpose of this table, the Company has assumed a substantial lock-out to mean at least three years.

Summary of Lending Business Maturities

        As of December 31, 2007, the Company's loan portfolio has the following maturity characteristics:

Year of Maturity	Number of Transactions Maturing	Carrying Value	% of Total
		(In thousands)
2008	201	$3,700,769	32%
2009	99	2,672,025	24%
2010	50	1,356,107	12%
2011	24	743,938	7%
2012	20	662,913	6%
2013	27	528,990	5%
2014	17	463,995	4%
2015	6	175,675	2%
2016	11	204,108	2%
2017	14	168,517	2%
2018 and thereafter	38	490,227	4%

Total	507	$11,167,264	100%

Weighted average maturity		3.0 years

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

        The Company's net leased assets are generally mission-critical headquarters or distribution facilities that are subject to long-term leases with public companies, many of which are rated corporate credits. A significant majority of leased assets provide for most expenses at the facility to be paid by the tenant on a triple net lease basis. CTL transactions have initial terms generally ranging from 15 to 20 years and typically range in size from $20 million to $150 million.

        The Company generally intends to hold its CTL assets for long-term investment. However, subject to certain tax restrictions, the Company may dispose of an asset if it deems the disposition to be in the Company's best interests and may either reinvest the disposition proceeds, use the proceeds to reduce debt, or distribute the proceeds to shareholders.

        The Company typically seeks real estate with residual values that represent a discount to current market values and replacement costs. Under a typical net lease agreement, the corporate customer agrees to pay a base monthly operating lease payment and all facility operating expenses (including taxes, maintenance and insurance).

        The Company generally seeks corporate customers with the following characteristics:

  •
  Established companies with stable core businesses or market leaders in growing industries.

  •
  Investment-grade credit strength or appropriate credit enhancements if corporate credit strength is not sufficient on a stand-alone basis.

  •
  Commitments to the facilities that are mission-critical to their on-going businesses.

        As of December 31, 2007, the Company had 121 customers operating in more than 25 major industry sectors, including automotive, finance, healthcare, recreation, technology and communications. The majority of these customers are well-recognized national and international organizations, such as Federal Express, IBM, Nike, Nokia and the U.S. Government.

        As of December 31, 2007, the Company's CTL portfolio has the following tenant credit characteristics:

	Annualized In-Place Operating Lease Income(3)	% of In-Place Operating Lease Income
	(In thousands)
Investment grade(1)	$99,139	27%
Implied investment grade(2)	15,754	4%
Non-investment grade	137,367	37%
Unrated	117,904	32%

Total	$370,164	100%

  Explanatory Notes:

    (1)
    A customer's credit rating is considered "Investment Grade" if the tenant or its guarantor has a published senior unsecured credit rating of Baa3/BBB- or above by one or more of the three national rating agencies.

    (2)
    A customer's credit rating is considered "Implied Investment Grade" if it is 100% owned by an investment-grade parent or it has no published ratings, but has credit characteristics that the Company believes warrant an investment grade senior unsecured credit rating. Examples at December 31, 2007 include Volkswagen of America, Inc. and Google, Inc.

    (3)
    Reflects annualized GAAP operating lease income for leases in-place at December 31, 2007.

        As of December 31, 2007, the Company owned 407 office and industrial, entertainment, hotel and retail facilities principally subject to net leases to 121 customers, comprising 41.3 million square feet in 40 states. Information regarding the Company's CTL assets as of December 31, 2007 is set forth below:

SIC Code		# of Leases	% of In-Place Operating Lease Income(1)	% of Total Revenue(2)
48	Communications	6	9.0%	2.0%
79	Amusement & Recreation Services	3	8.7%	1.9%
55	Automotive Dealers & Gasoline Service Stations	33	8.6%	1.9%
73	Business Services	13	7.7%	1.7%
62	Security & Commodity Brokers	4	6.0%	1.3%
42	Motor Freight Transp. & Warehousing	5	5.9%	1.3%
78	Motion Pictures	4	5.3%	1.2%
37	Transportation Equipment	5	5.2%	1.2%
36	Electronic & Other Elec. Equipment	13	4.6%	1.0%
30	Rubber & Misc. Plastics Products	2	4.6%	1.0%
35	Indus./Commercial Machinery, incl. Computers	9	4.3%	1.0%
70	Hotels, Rooming, Housing & Lodging	3	4.2%	0.9%
50	Wholesale Trade-Durable Goods	10	2.7%	0.6%
26	Paper and Allied Products	2	2.7%	0.6%
61	Non-Depository Institutions	1	1.9%	0.4%
64	Insurance Agents, Brokers & Service	4	1.8%	0.4%
63	Insurance Carriers	5	1.6%	0.4%
91	Executive, Legislative, & General Gov't.	3	1.5%	0.3%
81	Legal Services	5	1.3%	0.3%
60	Depository Institutions	4	1.2%	0.3%
75	Automotive Repair, Services, & Parking	2	1.1%	0.2%
38	Measuring & Analyzing Instruments	3	1.1%	0.3%
45	Airports, Flying Fields & Terminal Services	1	1.0%	0.2%
67	Holding and Other Investment Offices	2	1.0%	0.2%
58	Eating & Drinking Places	9	1.0%	0.2%
	Various	20	6.0%	1.3%

	Total	171	100.0%

Explanatory Notes:

(1)
Reflects annualized GAAP operating lease income for leases in-place at December 31, 2007.

(2)
Reflects annualized GAAP operating lease income for leases in-place at December 31, 2007 as a percentage of annualized total revenue for the quarter ended December 31, 2007.

        As of December 31, 2007, lease expirations on the Company's CTL assets, including facilities owned by the Company's joint ventures, are as follows:

Year of Lease Expiration	Number of Leases Expiring	Annualized In-Place Operating Lease Income(1)	% of In-Place Operating Lease Income	% of Total Revenue(2)
		(In thousands)
2008	6	$29,880	8.0%	1.8%
2009	8	10,251	2.8%	0.6%
2010	12	14,092	3.8%	0.9%
2011	11	8,081	2.2%	0.5%
2012	23	23,021	6.2%	1.4%
2013	10	10,794	2.9%	0.7%
2014	27	21,290	5.8%	1.3%
2015	7	10,656	2.9%	0.6%
2016	6	22,607	6.1%	1.4%
2017	8	40,172	10.9%	2.4%
2018 and thereafter	53	179,320	48.4%	10.8%

Total	171	$370,164	100.0%

Weighted average remaining lease term		11.2 years

Explanatory Notes:

(1)
Reflects annualized GAAP operating lease income for leases in-place at December 31, 2007.

(2)
Reflects annualized GAAP operating lease income for leases in-place at December 31, 2007 as a percentage of annualized total revenue for the quarter ended December 31, 2007.

Policies with Respect to Other Activities

        The Company's investment, financing and conflicts of interests policies are managed under the ultimate supervision of the Company's Board of Directors. The Board of Directors can amend, revise or eliminate these policies at any time without a vote of shareholders. At all times, the Company intends to make investments in a manner consistent with the requirements of the Internal Revenue Code of 1986, as amended (the "Code") for the Company to qualify as a REIT.

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

Competition

        The Company operates in a highly competitive market. See Item 1a Risk Factors: "We compete with a variety of financing sources for our customers," for a discussion of how we may be affected by competition.

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

        The Company has elected and expects to continue to qualify to be taxed as a REIT under Section 856 through 860 of the Code. As a REIT, the Company must generally distribute, at least 90% of its net taxable income, excluding capital gains, to its stockholders each year. In addition, the Company must distribute 100% of its net taxable income each year to avoid paying federal income taxes. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT qualification. These requirements include specific share ownership tests and asset and gross income tests. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its net taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local taxes and to federal income tax and excise tax on its undistributed income.

Code of Conduct

        The Company has adopted a code of business conduct for all of its employees and directors, including the Company's chief executive officer, chief financial officer, other executive officers and personnel. A copy of the Company's code of conduct has been previously filed with the SEC and is incorporated by reference in this Annual Report on Form 10-K as Exhibit 14.0. The code of conduct is also available on the Company's website at www.istarfinancial.com. The Company intends to post on its website material changes to, or waivers from, its code of conduct, if any, within two days of any such event. The Company's code of conduct was originally adopted in February 2000 and was amended in October 2002 to reflect changes in the NYSE's corporate governance guidelines. As of December 31, 2007, there were no waivers or further changes since adoption of the current code of conduct in October 2002.

Employees

        As of January 31, 2008, the Company had 326 employees and believes its relationships with its employees to be good. The Company's employees are not represented by a collective bargaining agreement.

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

Item 1a.    Risk Factors

        In addition to the other information in this document, you should consider carefully the following risk factors in evaluating an investment in our securities. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on our financial condition and the performance of our business. For purposes of these risk factors, the terms "we," "our" and "us" refer to the Company and its consolidated subsidiaries, unless the context indicates otherwise.

We Are Subject to Risks Relating to Our Lending Business.

We may suffer a loss if a borrower defaults on a non-recourse loan or on a loan that is not secured by underlying real estate.

        In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the real estate-related assets collateralizing the loan. For this purpose, we consider loans made to special purpose entities formed solely for the purpose of holding and financing particular assets to be non-recourse loans. If the underlying collateral value is below the loan amount, we will suffer a loss. Conversely, we sometimes make loan investments that are unsecured or are secured by equity interests in the borrowing entities. These loans are subject to the risk that other lenders may be directly secured by the real estate assets of the borrower. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying real estate.

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

        If a borrower defaults on our loan but does not have sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event of a borrower bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy our loan. In addition, certain of our loans are subordinate to other debt of the borrower. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through "standstill" periods) and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on us.

        We maintain and regularly evaluate financial reserves to protect against potential future losses. Our reserves reflect management's judgement of the probability and severity of losses. We cannot be certain that our judgement will prove to be correct and that reserves will be adequate over time to protect against potential future losses because of unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. If our reserves for credit losses prove inadequate we could suffer losses which would have a material adverse affect on our financial performance, the market prices of our securities and our ability to pay dividends.

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

        Some of our assets are participation interests in loans or co-lender arrangements in which we share the rights, obligations and benefits of the loan with other lenders. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings in the event of default and the institution of, and control over, foreclosure proceedings. Similarly, a majority of the participants may be able to take actions to which we object but to which we will be bound if our participation interest represents a minority interest. We may be adversely affected by this lack of full control.

We are subject to risks associated with construction lending, such as cost over-runs and delays in completion.

        Our loan assets include loans made to developers to construct projects. The primary risks to us of construction loans are the potential for cost over-runs, the developer's failing to meet a project delivery schedule and the inability of a borrower to sell or refinance the project at completion and repay our loan. These risks could cause us to have to fund more money than we originally anticipated in order to complete and carry the project and could cause the developers to lose leases and/or sales contracts. We may also suffer losses on our loans if the borrower is unable to sell the project or refinance our loan.

Increases in interest rates during the term of a loan may adversely impact a borrower's ability to repay a loan at maturity or to prepay a loan.

        If interest rates increase during the term of our loan, a borrower may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Increasing interest rates may hinder a borrower's ability to refinance our loan because the underlying property cannot satisfy the debt service coverage requirements necessary to obtain new financing or because the value of the property has decreased. If a borrower is unable to repay our loan at maturity, we could suffer a loss and we will not be able to reinvest proceeds in assets with higher interest rates. As a result, our financial performance, the market prices of our securities and our ability to pay dividends could be materially adversely affected.

We Are Subject to Risks Relating to Our Corporate Tenant Lease Business.

We may experience losses if the creditworthiness of our tenants deteriorates and they are unable to meet their obligations under our leases.

        We own the properties leased to the tenants of our CTL assets and we receive rents from the tenants during the terms of our leases. A tenant's ability to pay rent is determined by the creditworthiness of the tenant. If a tenant's credit deteriorates, the tenant may default on its obligations under our lease and the tenant may also become bankrupt. The bankruptcy or insolvency of our tenants or other failure to pay is likely to adversely affect the income produced by our CTL assets. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy, we may not be able to evict the tenant solely because of such bankruptcy or failure to pay. A court, however, may authorize a tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In addition, certain amounts paid to us within 90 days prior to the tenant's bankruptcy filing could be required to be returned to the tenant's bankruptcy estate. In any event, it is highly unlikely that a bankrupt or insolvent tenant would pay in full amounts it owes us under a lease. In other circumstances, where a tenant's financial condition has become impaired, we may agree to partially or wholly terminate the lease in advance of the termination date in consideration for a lease termination fee that is likely less than the agreed rental amount. Without regard to the manner in which the lease termination occurs, we are likely to incur additional costs in the form of tenant improvements and leasing commissions in our efforts to lease the space to a new tenant. In any of the foregoing circumstances, our financial performance, the market prices of our securities and our ability to pay dividends could be materially adversely affected.

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

        As of December 31, 2007, the percentage of our revenues (based on annualized GAAP operating lease income for leases in place at December 31, 2007, as a percentage of annualized total revenue for the quarter ended December 31, 2007) that are subject to expiring leases during each year from 2008 through 2012 is as follows:

2008	1.8%
2009	0.6%
2010	0.9%
2011	0.5%
2012	1.4%

Our properties face significant competition which may impede our ability to retain tenants or re-lease space when existing tenants vacate.

        We face significant competition from other owners, operators and developers of properties, many of which own properties similar to ours in the markets in which we operate. Such competition may affect our ability to attract and retain tenants and reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to rent space at lower rental rates than we would or providing greater tenant improvement allowances or other leasing concessions. This combination of circumstances could adversely affect our financial performance, the market prices of our securities and our ability to pay dividends.

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

Limitations on Our Liquidity and Ability to Raise Capital May Adversely Affect Us.

        Liquidity management is critical to the management of our balance sheet and our ability to grow our business and meet our financing commitments. Our primary sources of liquidity are our bank credit facilities, issuances of debt and equity securities in capital markets transactions, prepayments and repayments of our loan assets and, to a lesser extent, sales of assets.

        Our general practice in recent years has been to fund loan originations and CTL acquisitions with borrowings under our bank facilities. We then repay borrowings on our bank facilities with proceeds from securities issuances, prepayments and repayments and asset sales. Our ability to access capital to repay borrowings under our bank facilities is subject to variability based upon a number of factors, including volatility in the capital markets, our credit rating, the relative interest rates that we are prepared to pay for our liabilities, the ability of our customers to access capital to repay or prepay their obligations to us and our ability to execute asset sales. Any occurrence that disrupts our ability to access capital from these sources may have a material adverse effect on our ability to grow our business, meet our commitments and pay distributions.

        As part of our acquisition of the Fremont commercial real estate portfolio in July 2007, we assumed commitments to fund approximately $3.74 billion of loans, of which approximately $2.54 billion remained outstanding to fund as of December 31, 2007. We are obligated to fund a substantial portion of these commitments prior to June 30, 2008. Thus we will need access to substantial capital during the first half of 2008 at times and in amounts that may not match with the timing and amounts of repayments and prepayments that we expect to receive on our underlying assets. While we believe that we have sufficient access to capital under our bank facilities to meet these commitments, our access to liquidity to make new investments will be limited unless and until we can repay or refinance the borrowings under our bank facilities.

        Recently, liquidity in the capital markets has been constrained and interest rate spreads available to us have widened in comparison to similar term treasury securities. As a result, we are seeking alternative funding sources to unsecured debt securities, such as secured, asset-based financing. Prolonged disruption in the global credit markets or further deterioration in those markets may have a material adverse effect on our ability to repay or refinance our borrowings.

Because We Must Distribute a Portion of Our Income, We Will Continue to Need Additional Debt and/or Equity Capital to Grow.

        We generally must distribute at least 90% of our net taxable income to our stockholders to maintain our REIT status. As a result, those earnings will not be available to fund investment activities. We have historically funded our investments by borrowing from financial institutions and raising capital in the public and private capital markets. We expect to continue to fund our investments this way. If we fail to obtain funds from these sources, it could limit our ability to grow, which could have a material adverse effect on the value of our common stock. Our taxable income has historically been lower than the cash flow generated by our business activities, primarily because our taxable income is reduced by non-cash expenses, such as depreciation, depletion and amortization. As a result, our dividend payout ratio as a percentage of our adjusted earnings (see Item 7: "Adjusted Earnings") has generally been lower than our payout ratio as a percentage of net taxable income.

We Would Suffer Adverse Consequences if Our Credit Ratings Are Downgraded.

        Our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. A reduction in our credit ratings could increase our borrowing costs, limit our access to the capital markets and cause restrictive covenants in our public debt instruments to become operative. Therefore, a substantial reduction in our credit ratings would reduce our earnings and adversely affect our liquidity and competitive positions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Ratings Triggers" for additional information concerning our credit ratings.

We Are Subject to Risks Relating to Our Asset Concentration.

        No single loan or CTL investment represents more than 3% of our annualized revenues for the fiscal quarter ended December 31, 2007. While our asset base is diversified by product line, asset type, obligor, property type and geographic location, it is possible that if we suffer losses on a portion of our larger assets, our financial performance, the market prices of our securities and our ability to pay dividends could be materially adversely affected.

Adverse Changes in General Economic Conditions Can Adversely Affect Our Business.

        Our success is dependent upon economic conditions in the U.S. generally, and in the geographic areas in which a substantial number of our investments are located. Adverse changes in national economic conditions or in the economic conditions of the regions in which we conduct substantial business likely would have an adverse effect on real estate values and, accordingly, our financial performance, the market prices of our securities and our ability to pay dividends business.

        As of December 31, 2007, approximately 21% of the gross carrying value of our assets related to apartment/residential assets, 14% related to land, 11% related to office properties and 10% related to retail properties. All of these types of collateral are vulnerable to economic slowdowns. In addition, as of December 31, 2007, approximately 21% of the gross carrying value of our assets related to properties located in the western U.S. and 16% related to properties located in the southeastern U.S. These regions include areas such as Florida and California that have been particularly hard hit by the downturn in the residential real estate markets.

        In addition, our AutoStar business unit focuses on customers in the automotive industry. To the extent these customers are adversely affected by the current downturn in the U.S. automotive markets, our investments in the automotive industry may also be adversely affected.

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

We are required to make a number of judgments in applying accounting policies and different estimates and assumptions in the application of these policies could result in changes to our reporting of financial condition and results of operations.

        Material estimates that are particularly susceptible to significant change relate to the determination of the reserve for loan losses, the effectiveness of derivatives and other hedging activities, the fair value of certain financial instruments (debt obligations, loan assets, securities, derivatives, and privately held investments), CTL assets, deferred income tax assets or liabilities, share-based compensation, and accounting for acquisitions, including the fair value determinations and the analysis of goodwill impairment. While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could result in material changes to our reports of financial condition and results of operations.

Declines in the Market Values of Some of Our Investments May Adversely Affect Periodic Reported Results and Our Ability to Pay Distributions.

        Changes in the market values of our equity investments and our investments in securities will be directly charged or credited to stockholders' equity. As a result, a decline in values may reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is other than temporary, such decline will reduce earnings. Any such charges may result in volatility in our reported earnings and may adversely affect the market price of our common stock.

        Most of our equity investments and many of our investments in debt securities will be in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We will value these investments quarterly at fair value, based upon available information and management's judgment. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, our determinations regarding the fair value of these investments may be materially higher than the values that we ultimately realize upon their disposal, which could adversely affect the market price of our common stock and our ability to pay distributions.

We Are Subject to Risks Associated With the Leveraged Finance Industry.

        We make investments in leveraged finance directly through our portfolio of corporate loans and debt securities, which had a carrying value of approximately $1.9 billion at December 31, 2007, and indirectly through our interest in Oak Hill Advisors, L.P. and its affiliates. The stress in the mortgage and overall markets has extended to the leveraged finance market, causing the market prices of bank debt and bonds to trade lower. Significant prolonged reductions in the trading prices of debt securities we hold may cause us to reduce the carrying value of our assets by taking a charge to earnings as we did in the fourth quarter of 2007. In addition, the value of our investment in Oak Hill Advisors and its ability to earn performance fees are subject to the risks of a material deterioration in the leveraged finance market.

We Compete With a Variety of Financing Sources For Our Customers.

        Our markets are highly competitive. Our competitors include finance companies, other REITs, commercial banks and thrift institutions, investment banks and hedge funds. Competition from traditional competitors and new market entrants intensified in recent years due to a strong economy, substantial marketplace liquidity, increased recognition of the attractiveness of the commercial real estate finance markets and the rapid expansion of the securitization markets, particularly through collateralized debt obligations or CDOs, which dramatically reduced the difficulty of obtaining access to capital through the first half of 2007. While disruptions in the global credit markets have significantly curtailed the execution of new securitizations and have generally reduced competition in our markets, there can be no assurance that these competitors will not return when the credit markets stabilize. Our competitors seek to compete aggressively on the basis of transaction pricing, terms and structure and we may lose market share to the extent we are unwilling to match our competitors' pricing, terms and structure in order to maintain our interest margins and/or credit standards. To the extent that we match competitors' pricing, terms or structure, we may experience decreased interest margins and/or increased risk of credit losses, which could have a material adverse effect on our financial performance, the market prices of our securities and our ability to pay dividends.

Our Ability to Attract and Retain Key Personnel is Critical to Our Success and Our Future Growth.

        Our success depends on our ability to retain our senior management and the other members of our management team and recruit additional qualified personnel. We have added significant personnel in the most recent fiscal year and we anticipate that it will be necessary for us to add additional professionals as we pursue our growth strategy. However, we may not succeed in recruiting additional personnel or retaining current personnel, as the market for qualified professionals in our industry is extremely competitive and costly. Members of our senior management possess substantial experience and expertise in investing and have significant relationships with our customers and other institutions which are the source of many of our investment opportunities. Therefore, if members of our management join competitors or form competing companies, it could result in the loss of investment opportunities, which could have a material adverse effect on our results of operations. Efforts to retain or attract professionals may result in significant additional expenses, which could adversely affect our profitability.

An Earthquake or Terrorist Act Could Adversely Affect Our Business.

        Approximately 22% of the gross carrying value of our assets as of December 31, 2007, were located in the West and Northwest United States, which are high risk geographical areas for earthquakes. In addition, a significant number of our properties are located in New York City and other major urban areas which have, in recent years, been high risk geographical areas for terrorism and threats of terrorism. Future earthquakes or acts of terrorism could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. Any earthquake or terrorist attack, whether or not insured, could have a material adverse effect on our financial performance, the market prices of our securities and our ability to pay dividends.

Uninsured Losses or Losses in Excess of Our Insurance Coverage Could Adversely Affect Our Financial Condition and Our Cash Flows.

        Although we believe our CTL assets and the properties collateralizing our loan assets are adequately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance to our tenants. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Terrorism Risk Insurance Act of 2002 ("TRIA") was enacted in November 2002, which established the Terrorism Risk Insurance Program to mandate that insurance carriers offer insurance covering physical damage from terrorist incidents certified by the U.S. government as foreign terrorist acts. Under the Terrorism Risk Insurance Program, the federal government shares in the risk of loss associated with certain future terrorist acts. The Terrorism Risk Insurance Program was scheduled to expire on December 31, 2005. However, on December 22, 2005, the Terrorism Risk Insurance Extension Act of 2005 (the "Extension Act") was enacted, which extended the duration of the Terrorism Risk Insurance Program until December 31, 2007, while expanding the private sector role and reducing the amount of coverage that the U.S. government is required to provide for insured losses under the program. The federal share in the aggregate in any program year may not exceed $100 billion (the insurers will not be liable for any amount that exceeds this cap). Under the Extension Act, losses incurred as a result of an act of terrorism are required to exceed $5.0 million before the program is triggered. Prior to the expiration of the Extension Act, Congress approved another extension of TRIA until December 31, 2014. Changes in the Act include a broadening of the definition of an Act of Terrorism to include domestic terrorism. Also, if there is a terrorist act certified under TRIA, Treasury must recoup 133% of the amounts paid under the program through policyholder surcharge.

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

Recent Strategic Investments Involve Risks.

        In recent years we have made strategic investments in complementary businesses, such as timber and financing for the automotive industries, and expect that we may pursue additional strategic investments from time to time in the future. Strategic investments may involve investment in the equity of operating businesses, as well as the incurrence of additional debt and contingent liabilities. In addition, we may incur expenses from these investments, or they may require substantial investments of additional capital, before they begin generating anticipated returns. Strategic transactions involve risks, including:

  •
  Difficulties in assimilating the operations, products, technology, information systems and personnel of the acquired business;

  •
  Potentially dilutive issuances of equity securities and the incurrence of additional debt in connection with future acquisitions;

  •
  Diverting management's attention from other business concerns;

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

        We and our subsidiaries are parties to agreements and debt instruments that restrict future indebtedness and the payment of dividends, including indirect restrictions (through, for example, covenants requiring the maintenance of specified levels of net worth and earnings to debt service ratios) and direct restrictions. As a result, in the event of a deterioration in our financial condition, these agreements or debt instruments could restrict our ability to pay dividends. Moreover, if we fail to pay dividends as required by the Code whether as a result of restrictive covenants in our debt instruments or otherwise, we may lose our qualification as a REIT. For more information regarding the consequences of loss of REIT qualification, please read the risk factor entitled "We May Be Subject to Adverse Consequences if We Fail to Qualify as a REIT."

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

        The primary risks from our use of derivative instruments are the risk that a counterparty to a hedging arrangement could default on its obligation and the risk that we may have to pay certain costs, such as transaction fees or breakage costs, if a hedging arrangement is terminated by us. As a matter of policy, we enter into hedging arrangements with counterparties that are large, creditworthy financial institutions typically rated at least "A/A2" by S&P and Moody's, respectively. Our hedging strategy is monitored by our Audit Committee on behalf of our Board of Directors and may be changed by the Board of Directors without stockholder approval.

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

Some of Our Investments Are Subject to Risks Associated With the Timber Industry.

        We have investments in the timber industry through our interest in TimberStar Operating Partnership LP. Our total investment in TimberStar represented approximately 2% of our total assets as of December 31, 2007. TimberStar is subject to risks associated with the timber industry, including that:

  •
  The timber industry is cyclical. Demand for wood products is affected primarily by the level of residential construction and industrial uses. Changes in economic conditions, interest rates, demographics and weather can influence the demand for wood products.

  •
  Imports of lumber from abroad, particularly from Canada, compete with U.S. lumber products. Anti-dumping and countervailing duties imposed on imports of Canadian lumber have not decreased Canadian lumber imports' share of the U.S. market. In addition, wood products are subject to increasing competition from a variety of substitute products, including products from non-U.S. markets. These competitive products could adversely affect the pricing of TimberStar's products.

  •
  TimberStar's ability to harvest timber is subject to a variety of factors, many of which are outside of its control, including weather conditions, growth cycles, environmental regulatory requirements, the availability of loggers and damage caused by fire, insect infestation, drought and natural disasters. As is common in the forest products industry, TimberStar does not maintain insurance coverage with respect to damage to its timberlands.

        If TimberStar's business is materially adversely affected, we could suffer a loss on our investment.

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

Certain Provisions in Our Charter May Inhibit a Change in Control.

        Generally, to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding shares of stock may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of our taxable year. The Code defines "individuals" for purposes of the requirement described in the preceding sentence to include some types of entities. Under our charter, no person may own more than 9.8% of our outstanding shares of stock, with some exceptions. The restrictions on transferability and ownership may delay, deter or prevent a change in control or other transaction that might involve a premium price or otherwise be in the best interest of the security holders.

        Our charter authorizes our Board of Directors:

  •
  To cause us to issue additional authorized but unissued shares of common or preferred stock.

  •
  To classify or reclassify, in one or more series, any of our unissued preferred shares.

  •
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

Our Investment Company Act Exemption Limits Our Investment Discretion and Loss of the Exemption Would Adversely Affect Us.

        We believe that we currently are not, and we intend to operate our company so that we will not be regulated as, an investment company under the Investment Company Act because we are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interest in real estate." Specifically, we are required to invest at least 55% of our assets in "qualifying real estate assets"; (that is, real estate, mortgage loans and other qualifying interests in real estate), and at least an additional 25% of our assets in other "real estate-related assets," such as mezzanine loans and unsecured investments in real estate entities, or additional qualifying real estate assets.

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

We Will Pay Some Taxes.

        Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state, local, and foreign taxes on our income and property. In addition, our "taxable REIT subsidiaries" are fully taxable corporations, and there are limitations on the ability of taxable REIT subsidiaries to make interest payments to affiliated REITs. In addition, we will be subject to a 100% penalty tax to the extent economic arrangements among our tenants, our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties. We will also be subject to a 100% tax to the extent we derive income from the sale of assets to customers in the ordinary course of business. To the extent that we or our taxable REIT subsidiaries are required to pay U.S. federal, state, local or foreign taxes, we will have less cash available for distribution to stockholders.

Certain of Our Activities May Subject Us to U.S. Federal Income Tax and Increase the Tax Liability of Our Shareholders.

        Although we do not intend to invest a material portion of our assets in real estate mortgage investment conduits, or "REMICs," or taxable mortgage pools, in each case, of which we own or are treated as owning residual interests, we have owned such assets in the past. In the event we were to own REMIC or taxable mortgage pool residual interests, a portion of our income from these assets could be treated as "excess inclusion income."

        Recently issued IRS guidance indicates that our excess inclusion income will be allocated among our shareholders in proportion to our dividends paid. A shareholder's share of our excess inclusion income (i) would not be allowed to be offset by any net operating losses otherwise available to the shareholder, (ii) would be subject to tax as unrelated business taxable income in the hands of most tax-exempt shareholders, and (iii) and would result in the application of U.S. federal income tax withholding at a rate of 30%, without reduction for any otherwise applicable income tax treaty, in the hands of a non-U.S. shareholder.

        In addition, the IRS has taken the position that we are subject to tax at the highest U.S. federal corporate income tax rate on our excess inclusion income allocated to "disqualified organizations"

(generally, tax-exempt investors that are not subject to U.S. federal income tax on unrelated business taxable income, including governmental organizations and charitable remainder trusts) that hold our stock in record name. Further, the IRS has taken the position that broker/dealers and nominees holding our stock in "street name" on behalf of disqualified organizations are subject to U.S. federal income tax at the highest U.S. federal corporate income tax rate on our excess inclusion income allocated to such disqualified organizations. Similarly, a regulated investment company or other pass-through entity may be subject to U.S. federal income tax at the highest U.S. federal corporate income tax rate on our excess inclusion income to the extent such entities are owned by disqualified organizations.

A Portion of The Dividends We Distribute May Be Deemed a Return of Capital For U.S. Federal Income Tax Purposes.

        The amount of dividends we distribute to our common stockholders in a given quarter may not correspond to our taxable income for such quarter. Consequently, a portion of the dividends we distribute may be deemed a return of capital for U.S. federal income tax purposes, and will not be taxable but will reduce stockholders' basis in its common stock. For the year ended December 31, 2007, none of our dividend payments made to common stockholders were treated as a return of capital.

Item 1b.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company's principal executive and administrative offices are located at 1114 Avenue of the Americas, New York, NY 10036. Its telephone number, general facsimile number and web address are (212)930-9400, (212)930-9494 and www.istarfinancial.com, respectively. The lease for the Company's primary corporate office space expires in February 2021. The Company's primary regional offices are located in Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; Dallas, Texas; Hartford, Connecticut; Irvine, California; Los Angeles, California; Phoenix, Arizona; San Francisco, California and Washington, D.C.; and a subsidiary in London, England.

        See Item 1—"Corporate Tenant Leasing" for a discussion of CTL facilities held by the Company for investment purposes and Item 8—"Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation" for a detailed listing of such facilities.

Item 3.    Legal Proceedings

        The Company is not a party to any material litigation or legal proceedings, or to the best of its knowledge, any threatened litigation or legal proceedings which, in the opinion of management, individually or in the aggregate, would have a material adverse effect on its results of operations, financial condition, or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.    Market for Registrant's Equity and Related Share Matters

        The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "SFI."

        The high and low closing prices per share of Common Stock are set forth below for the periods indicated.

Quarter Ended	High	Low
2006
March 31, 2006	$39.64	$35.55
June 30, 2006	$39.17	$36.24
September 30, 2006	$42.35	$38.10
December 31, 2006	$48.59	$42.19
2007
March 31, 2007	$52.54	$44.16
June 30, 2007	$49.00	$44.10
September 30, 2007	$46.14	$31.43
December 31, 2007	$36.19	$25.45

        On January 31, 2008, the closing sale price of the Common Stock as reported by the NYSE was $26.73. The Company had 1,243 holders of record of Common Stock as of January 31, 2008.

        At December 31, 2007, the Company had five series of preferred stock outstanding: 8.000% Series D Preferred Stock, 7.875% Series E Preferred Stock, 7.800% Series F Preferred Stock, 7.650% Series G Preferred Stock and 7.500% Series I Preferred Stock. Each of the Series D, E, F, G and I preferred stock is publicly traded.

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

        Holders of Common Stock, vested High Performance Units and certain unvested RSUs will be entitled to receive distributions if, as and when the Board of Directors authorizes and declares distributions. However, rights to distributions may be subordinated to the rights of holders of preferred stock, when preferred stock is issued and outstanding. In addition, the Company's unsecured credit facilities contain a covenant that limits the Company's ability to pay distributions on its capital stock based upon the Company's adjusted earnings provided however, that it generally permits the Company to pay the minimum amount of distributions necessary to maintain the Company's REIT status. In any liquidation, dissolution or winding up of the Company, each outstanding share of Common Stock and HPU share equivalents will entitle its holder to a proportionate share of the assets that remain after the Company pays its liabilities and any preferential distributions owed to preferred shareholders.

        The following table sets forth the dividends paid or declared by the Company on its Common Stock:

Quarter Ended	Shareholder Record Date	Dividend/ Share
2006(1)
March 31, 2006	April 14, 2006	$0.7700
June 30, 2006	July 17, 2006	$0.7700
September 30, 2006	October 16, 2006	$0.7700
December 31, 2006	December 15, 2006	$0.7700
2007(2)
March 31, 2007	April 16, 2007	$0.8250
June 30, 2007	July 16, 2007	$0.8250
September 30, 2007	October 15, 2007	$0.8250
December 31, 2007	December 17, 2007	$0.8700
December 31, 2007(3)	December 31, 2007	$0.2500

  Explanatory Notes:

    (1)
    For tax reporting purposes, the 2006 dividends were classified as 81.03% ($2.4957) ordinary income, 2.77% ($0.0853) 15% capital gain, 1.75% ($0.0538) 25% Section 1250 capital gain and 14.45% ($0.4452) return of capital for those shareholders who held shares of the Company for the entire year.

    (2)
    For tax reporting purposes, the 2007 dividends were classified as 90.7% ($3.2622) ordinary dividend, 8.0% ($0.2875) 15% capital gain, 1.30% ($0.0453) 25% Section 1250 capital gain. Of the ordinary dividend, 0.02% ($0.0850) qualifies as a qualifying dividend for those shareholders who held shares of the Company for the entire year.

    (3)
    The special dividend was primarily due to higher taxable income generated as a result of the Company's acquisition of the commercial lending business of Fremont General.

        The Company declared and paid dividends aggregating $8.0 million, $11.0 million, $7.8 million, $6.1 million and $9.4 million on its Series D, E, F, G, and I preferred stock, respectively, for the year ended December 31, 2007. There are no dividend arrearages on any of the preferred shares currently outstanding.

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

        The Company intends to continue to declare quarterly distributions on its Common Stock. No assurance, however, can be given as to the amounts or timing of future distributions, as such distributions are subject to the Company's earnings, financial condition, capital requirements, debt covenants and such other factors as the Company's Board of Directors deems relevant. In December of 2007, the Company announced that its Board of Directors approved an increase in the regular quarterly dividend on its Common Stock to $0.87 per share, representing $3.48 per share on an annualized basis, beginning with the regular quarterly dividend paid December 31, 2007.

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs(1)
August 1—August 31, 2007	612,600	$32.95	612,600	2,086,900
November 1—November 30, 2007	400,000	26.83	400,000	1,686,900

Total	1,012,600	$30.53	1,012,600	1,686,900

Explanatory Note:

(1)
In 1999, the Company's Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 5.0 million shares of its Common Stock at prevailing market prices or at negotiated prices. There is no fixed expiration date to this plan.

Disclosure of Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(In thousands)		(In thousands)
Equity compensation plans approved by security holders-stock options(1)	948	$17.43	3,790
Equity compensation plans approved by security holders-restricted stock awards(2)	1,048	N/A	N/A
Equity compensation plans approved by security holders-high performance units(3)	—	N/A	N/A
Equity compensation plans not approved by security holders	—	—	—

Total	1,996		3,790

Explanatory Notes:

(1)
Stock Options—As more fully discussed in Note 12 to the Company's Consolidated Financial Statements, there were approximately 947,932 stock options outstanding as of December 31, 2007. These 947,932 options, together with their weighted-average exercise price, have been included in columns (a) and (b), above. The 3.8 million figure in column (c) represents the aggregate amount of stock options, shares of restricted stock awards or other performance awards that could be granted under compensation plans approved by the Company's security holders after giving effect to previously issued awards of stock options, shares of restricted stock and other performance awards (see Note 12 to the Company's Consolidated Financial Statements for a more detailed description of the Company's Long-Term Incentive Plan).

(2)
Restricted Stock—As of December 31, 2007 the Company has issued 2.1 million shares of restricted stock. The restrictions on 964,514 of such shares relate to the passage of time for vesting periods which have not lapsed, and are thus not included in the Company's outstanding share balance. These shares have been included in column (a), above. The amounts shown in column (a) also include 83,827 common stock equivalents awarded to our non-employee directors in consideration of their service to us as directors. The Company awards 2,500 common stock equivalents to each non-employee director on the date of each annual meeting of shareholders pursuant to the Company's Non-Employee Directors' Deferral Plan, which was approved by the Company's shareholders in May 2004. Common stock equivalents represent rights to receive shares of Common Stock, or cash in amount equal to the fair market value of the Common Stock, at the date the Common Stock Equivalents are settled based upon individual elections made by each director. Common stock equivalents have dividend equivalent rights beginning on the date of grant.

(3)
High Performance Unit Program—In May 2002, the Company's shareholders approved the iStar Financial High Performance Unit Program. The Program is more fully described in Note 12 to the Company's Consolidated Financial Statements. The program entitles the employee participants to receive distributions in the nature of common stock dividends if the total rate of return on the Company's Common Stock exceeds certain performance levels. The first, second and third tranches of the program were completed on December 31, 2002, 2003 and 2004, respectively. As a result of the Company's superior performance during the valuation period for all three tranches, the program participants are entitled to share in distributions equivalent to dividends payable on 819,254 shares, 987,149 shares and 1,031,875 shares of the Company's Common Stock, in the aggregate, as and when such dividends are paid by the Company for the 2002, 2003 and 2004 plans, respectively. Such dividend payments for the first tranche began with the first quarter 2003 dividend, for the second tranche began with the first quarter 2004 dividend and those for the third tranche began with the first quarter 2005 dividend and reduced net income allocable to common stockholders when paid. The valuation period for the fourth, fifth and sixth tranches of the plan were completed on December 31, 2005, 2006 and 2007, respectively, and they did not meet the performance thresholds. As a result, the participants in the 2005, 2006 and 2007 plans are not entitled to any future dividend payments and no shares of the Company's Common Stock will be issued in connection with these programs (see Note 12 to the Company's Consolidated Financial Statements for a more detailed description of the Company's High Performance Unit Program).

Item 6.    Selected Financial Data

        The following table sets forth selected financial data on a consolidated historical basis for the Company. This information should be read in conjunction with the discussions set forth in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain prior year amounts have been reclassified to conform to the 2007 presentation.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data and ratios)
OPERATING DATA:
Interest income	$998,008	$575,598	$406,668	$351,972	$302,915
Operating lease income	324,210	305,583	293,821	265,132	210,267
Other income	103,360	78,709	81,440	56,063	38,153

Total revenue	1,425,578	959,890	781,929	673,167	551,335

Interest expense	627,720	429,613	312,806	232,460	194,373
Operating costs-corporate tenant lease assets	29,727	28,848	21,032	20,836	10,278
Depreciation and amortization	93,944	76,226	69,986	61,345	47,597
General and administrative	165,176	96,432	63,987	157,588	41,786
Provision for loan losses	185,000	14,000	2,250	9,000	7,500
Loss on early extinguishment of debt	—	—	46,004	13,091	—
Other expense(1)	144,166	—	—	—	—

Total costs and expenses	1,245,733	645,119	516,065	494,320	301,534

Income before earnings (loss) from equity method investments, minority interest and other items	179,845	314,771	265,864	178,847	249,801
Earnings (loss) from equity method investments	29,626	12,391	3,016	2,909	(4,284)
Minority interest in consolidated entities	816	(1,207)	(980)	(716)	(249)

Income from continuing operations	210,287	325,955	267,900	181,040	245,268
Income from discontinued operations	20,839	24,645	13,659	36,032	41,722
Gain from discontinued operations, net	7,832	24,227	6,354	43,375	5,167

Net income	$238,958	$374,827	$287,913	$260,447	$292,157
Preferred dividend requirements	(42,320)	(42,320)	(42,320)	(51,340)	(36,908)

Net income allocable to common shareholders and HPU holders(2)	$196,638	$332,507	$245,593	$209,107	$255,249

Per common share data(3):
Income from continuing operations per common share:
Basic	$1.30	$2.40	$1.95	$1.16	$2.06
Diluted(4)	$1.29	$2.38	$1.94	$1.13	$1.98
Net income per common share:
Basic	$1.52	$2.82	$2.13	$1.87	$2.52
Diluted(4)	$1.51	$2.79	$2.11	$1.83	$2.43
Per HPU share data(3):
Income from continuing operations per HPU share:
Basic	$246.13	$455.40	$370.07	$209.20	$337.20
Diluted(4)	$243.47	$450.94	$366.34	$205.00	$325.80
Net income per HPU share:
Basic	$287.93	$533.80	$402.87	$337.30	$413.20
Diluted(4)	$285.00	$528.67	$398.87	$330.60	$399.00
Dividends declared per common share(4)	$3.60	$3.08	$2.93	$2.79	$2.65

SUPPLEMENTAL DATA:
Adjusted diluted earnings allocable to common shareholders and HPU holders(1)(6)(8)	$355,707		$429,922		$391,884		$270,946		$341,177
EBITDA(1)(7)(8)	$1,006,496		$899,646		$681,246		$556,708		$540,744
Ratio of EBITDA to interest expense(1)	1.6	x	2.1	x	2.2	x	2.4	x	2.8	x
Ratio of EBITDA to combined fixed charges(1)(9)	1.5	x	1.9	x	1.9	x	2.0	x	2.4	x
Ratio of earnings to fixed charges(1)(10)	1.4	x	1.7	x	1.9	x	1.8	x	2.3	x
Ratio of earnings to fixed charges and preferred stock dividends(1)(10)	1.3	x	1.6	x	1.6	x	1.5	x	1.9	x
Weighted average common shares outstanding—basic	126,801		115,023		112,513		110,205		100,314
Weighted average common shares outstanding—diluted	127,792		116,219		113,703		112,464		104,101
Weighted average HPU shares outstanding—basic	15		15		15		10		5
Weighted average HPU shares outstanding—diluted	15		15		15		10		5
Cash flows from:
Operating activities	$561,337		$431,224		$515,919		$353,566		$334,673
Investing activities	(4,745,080)		(2,529,260)		(1,406,121)		(465,636)		(970,765)
Financing activities	4,182,299		2,088,617		917,150		120,402		700,248
BALANCE SHEET DATA:
Loans and other lending investments, net	$10,949,354		$6,799,850		$4,661,915		$3,938,427		$3,694,709
Corporate tenant lease assets, net	3,309,866		3,084,794		3,115,361		2,877,042		2,535,885
Total assets	15,848,298		11,059,995		8,532,296		7,220,237		6,660,590
Debt obligations	12,399,558		7,833,437		5,859,592		4,605,674		4,113,732
Minority interest in consolidated entities	53,948		38,738		33,511		19,246		5,106
Total shareholders' equity	2,899,481		2,986,863		2,446,671		2,455,242		2,415,228
SUPPLEMENTAL DATA:
Total debt to shareholders' equity	4.3	x	2.6	x	2.4	x	1.9	x	1.7	x

Explanatory Notes:

(1)
Included in other expense, adjusted diluted earnings and EBITDA for the year ended December 31, 2007 is a $134.9 million non-cash charge associated with the impairment of two credits accounted for as held-to-maturity securities (see Note 5 to the Consolidated Financial Statements for further detail).

(2)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(3)
See Note 13—Earnings Per Share on the Company's Consolidated Financial Statements.

(4)
For the years ended December 31, 2007, 2006, 2005, 2004 and 2003 net income used to calculate earnings per diluted common share includes joint venture income of $85, $115, $28, $3 and $167, respectively.

(5)
The Company generally declares common and preferred dividends in the month subsequent to the end of the quarter. In December of 2007, the Company declared a special $0.25 dividend due to higher taxable income generated as a result of the Company's acquisition of Fremont CRE.

(6)
Adjusted earnings represents net income allocable to common shareholders and HPU holders computed in accordance with GAAP, before depreciation, depletion, amortization, hedge ineffectiveness, gain from discontinued operations, extraordinary items and cumulative effect of change in accounting principle. (See Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" for a reconciliation of adjusted earnings to net income).

(7)
EBITDA is calculated as net income plus the sum of interest expense, depreciation, depletion and amortization (which includes the interest expense, depreciation, depletion and amortization reclassified to income from discontinued operations).

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Net income	$238,958	$374,827	$287,913	$260,447	$292,157
Add: Interest expense(1)	627,732	429,807	313,053	232,918	194,999
Add: Depreciation, depletion and amortization(2)	99,427	83,058	75,574	67,853	55,905
Add: Joint venture depreciation, depletion and amortization	40,826	14,941	8,284	3,544	7,417

EBITDA	$1,006,943	$902,633	$684,824	$564,762	$550,478

Explanatory Notes:

  (1)
  For the years ended December 31, 2007, 2006, 2005, 2004 and 2003, interest expense includes $12, $194, $247, $458 and $626, respectively, of interest expense reclassified to discontinued operations.

  (2)
  For the years ended December 31, 2007, 2006, 2005, 2004 and 2003, depreciation, depletion and amortization includes $423, $2,599, $3,084, $7,138 and $8,482, respectively, of depreciation and amortization reclassified to discontinued operations.

(8)
Both adjusted earnings and EBITDA should be examined in conjunction with net income as shown in the Company's Consolidated Statements of Operations. Neither adjusted earnings nor EBITDA should be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is either measure indicative of funds available to fund the Company's cash needs or available for distribution to shareholders. Rather, adjusted earnings and EBITDA are additional measures the Company uses to analyze how its business is performing. As a commercial finance company that focuses on real estate and corporate lending and corporate tenant leasing, the Company records significant depreciation on its real estate assets and amortization of deferred financing costs associated with its borrowings. The Company also records depletion on its timber assets, although depletion amounts are currently not material. It should be noted that the Company's manner of calculating adjusted earnings and EBITDA may differ from the calculations of similarly-titled measures by other companies.

(9)
Combined fixed charges are comprised of interest expense from both continuing and discontinued operations and preferred stock dividend requirements.

(10)
For the purposes of calculating the ratio of earnings to fixed charges, "earnings" consist of income from continuing operations before adjustment for minority interest in consolidated subsidiaries, or income or loss from equity investees, and cumulative effect of change in accounting principle plus "fixed charges" and certain other adjustments. "Fixed charges" consist of interest incurred on all indebtedness related to continuing and discontinued operations (including amortization of original issue discount) and the implied interest component of the Company's rent obligations in the years presented.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity during the three-year period ended December 31, 2007. This discussion should be read in conjunction with our consolidated financial statements and related notes for the three-year period ended December 31, 2007 included elsewhere in this annual report on Form 10-K. These historical financial statements may not be indicative of our future performance. We reclassified certain items in our consolidated financial statements of prior years to conform to our current year's presentation. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in Item 1a. "Risk Factors."

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

        We began our business in 1993 through private investment funds. In 1998, we converted our organizational form to a Maryland corporation and replaced our former dual class common share structure with a single class of common stock. Our common stock ("Common Stock") began trading on the New York Stock Exchange on November 4, 1999. Prior to this date, our Common Stock was traded on the

American Stock Exchange. Since that time, we have grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions, including the acquisition of TriNet Corporate Realty Trust, Inc. in 1999, the acquisition of Falcon Financial Investment Trust, the acquisition of a significant non-controlling interest in Oak Hill Advisors, L.P. and affiliates in 2005 and the acquisition of the commercial real estate lending business of Fremont Investment and Loan, a division of Fremont General Corporation, in 2007.

Economic Trends

        Over the past several years, the commercial real estate industry has experienced increasing property-level operating returns. During this period, the industry attracted large amounts of investment capital which led to increased property valuations across most sectors. Investors such as pension funds and foreign buyers increased their allocations to real estate and private real estate funds and individual investors raised record amounts of capital to invest in the sector. At the same time, interest rates remained at historically low levels and the yield curve, or the difference between short-term and long-term interest rates, flattened or inverted. Lower interest rates enabled many property owners to finance their assets at attractive rates and proceeds levels. Default rates on commercial mortgages steadily declined over the past ten years. As a result, many banks and insurance companies increased their real estate lending activities. The securitization markets for commercial real estate, including both the Commercial Mortgage-Backed Securities (CMBS) and the Collateralized Debt Obligation (CDO) markets, experienced record issuance volumes and liquidity. Investors in this arena were willing to buy increasingly complex and aggressively underwritten transactions and commercial real estate valuations increased at a faster pace than underlying cash flows due to the large supply of investor capital.

        During the second half of 2007, the global economy was impacted by the deterioration of the U.S. subprime residential mortgage market and the weakening of the U.S housing markets, both of which have become worse than many economists had predicted. The decline in home sales that began in 2006 continued into 2007 and represented the first year-over-year decline in nationwide house prices since 1991. The subprime mortgage industry began to collapse in early 2007, as borrowers became unable or unwilling to make payments. The significant increase in foreclosure activity and rising interest rates in mid-2007 depressed housing prices further as problems in the subprime markets spread to the near-prime and prime mortgage markets.

        The well-publicized problems in the residential markets spread to other financial markets, causing corporate credit spreads (or cost of funds) to widen dramatically. Banks and other lending institutions started to tighten lending standards and restrict credit. The structured credit markets, including the CMBS and CDO markets, have seized up as investors have shunned the asset class owing to subprime and transparency worries. In particular, the short-term, three to five year floating rate debt market has effectively shut down and as the turmoil continues to spread, almost all fixed income capital markets have been negatively impacted and liquidity in these markets remains severely limited. While delinquencies in the commercial real estate markets remain quite low, the lack of liquidity in the CMBS and other commercial mortgage markets is negatively impacting sales and financing activity. It is widely believed that if the credit crisis continues for several more quarters, commercial real estate values will be negatively impacted, as the higher cost or lack of availability of debt financing become a reality for real estate owners.

        Looking forward, the current high levels of U.S. home inventories suggest that new construction activity will continue to decline. Lower housing prices combined with tighter credit conditions and increasing oil prices may slow consumer spending. We believe these conditions will continue to strain the global capital markets, and will ultimately stress other components of the capital markets, such as commercial real estate. In addition, the continuation of these conditions will most likely decrease the U.S. growth rate in 2008.

Executive Overview

        iStar Financial experienced significant growth in 2007, primarily as a result of the discounted acquisition of the Fremont Commercial Real Estate portfolio, which we completed in early July. At the end of 2007, our total assets were $15.8 billion, a 43% increase over last year; we generated more than $1.4 billion of revenue this year or 49% more than in 2006; and we now have over 300 employees in 12 offices throughout the country and a subsidiary in Europe. At the close of the year, we had substantially completed the integration of the Fremont Commercial Real Estate business. In addition to the Fremont acquisition, we closed 137 separate financing commitments and funded $4.95 billion on new and previously committed transactions. Including amounts on acquired Fremont loans, repayments and prepayments for the year totaled $2.61 billion.

        The credit crisis, which began in earnest in mid-2007, has significantly impacted corporate credit spreads, increasing our cost of funds and limiting our access to the unsecured debt markets—our primary source of debt financing. The current financial turmoil has also started to impact our borrowers' ability to service their debt and refinance their loans as they mature. In addition, a large percentage of the Fremont portfolio is residential condominium construction loans. Some of these borrowers are experiencing a slow down in residential sales due to falling home prices and reduced availability in the single family mortgage market. The proceeds from residential condominium sales are generally used to repay principal on our loans.

        Our results of operations for 2007 were impacted by the credit crisis, with net income allocable to common shareholders of $192.3 million and diluted earnings per common share of $1.51—both lower than we anticipated. It has also had a negative impact on the value of several of our investments. During the fourth quarter, we took a $134.9 million non-cash impairment charge on two of our credits accounted for as held-to-maturity debt securities that have traded well below our carrying value. In addition, based on increased risks in our loan portfolio including those associated with the Fremont acquired loans, as well as the deterioration in economic and financial conditions, we had provisions for loan losses of $185.0 million during the year, versus $14.0 million in 2006 and $2.3 million in 2005. With the addition of the Fremont portfolio, we had material increases in our watch list and non-performing loans. Our total loss coverage, defined as the combination of loan loss reserves and the remaining purchase discount on the acquisition, was $384.8 million or 3.6% of total loans, at the end of the year. The impairments and additional loan loss reserves negatively impacted our return on common book equity and our adjusted return on common book equity this year.

Key Performance Measures

        We use the following metrics to measure our profitability:

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

        The following table summarizes these key metrics:

	For the Years Ended December 31,
	2007	2006	2005
Adjusted Diluted EPS(1)	$2.72	$3.61	$3.36
Net Finance Margin(2)(3)(4)	4.2%	3.2%	3.2%
Return on Average Common Book Equity(1)	8.1%	15.0%	12.6%
Adjusted Return on Average Common Book Equity(1)	14.6%	20.4%	19.6%

    Explanatory Note:

    (1)
    Included in adjusted diluted EPS and return and adjusted return on average common book equity for the year ended December 31, 2007 is a $134.9 million non-cash charge associated with the impairment of two held-to-maturity investment securities (see Note 5 to the Consolidated Financial Statements for further detail).
    (2)
    For the years ended December 31, 2007, 2006 and 2005, operating lease income used to calculate the net finance margin includes amounts from discontinued operations of $22,423, $30,678 and $19,054. For the years ended December 31, 2007, 2006 and 2005, interest expense used to calculate the net finance margin includes amounts from discontinued operations of $12, $194 and $247. For the years ended December 31, 2007, 2006 and 2005, operating costs—corporate tenant lease assets used to calculate the net finance margin includes amounts from discontinued operations of $1,108, $6,500 and $2,215.
    (3)
    Net finance margin for 2006 includes non-cash CTL impairment charges of $9.0 million. Excluding these charges, the net finance margin would have been 3.4%.
    (4)
    Net finance margin for 2007 includes the amortization of the Fremont loan purchase discount of $106.4 million. Excluding these charges, the net finance margin would have been 3.3% for the year ended December 31, 2007.

        The following is an overview of the significant factors that impacted our key performance measures and profitability as well as how those items were affected by key trends.

        Asset Growth—Reflects our ability to originate new loans and leases and grow our asset base in a prudent manner.

        During the year ended December 31, 2007, we generated $4.95 billion of transaction volume representing 137 financing commitments (not including the Fremont acquisition). The majority of this transaction volume occurred in the first half of the year, prior to the advent of the credit crisis. Transaction volume for the years ended December 31, 2006 and 2005 were $6.08 billion and $4.91 billion, respectively. We completed 121 and 95 financing commitments in 2006 and 2005, respectively. Based upon feedback from our customers, we believe that greater name recognition, our reputation for completing highly structured transactions in an efficient manner and the service level we provide to our customers have contributed to increases in transaction volume. We have also experienced significant growth during the last several years through a number of strategic acquisitions which complemented our organic growth and extended our business franchise. In mid-2007, we acquired the commercial real estate lending business of Fremont General (see more detailed description of the transaction below). The Fremont acquisition was a major component of our growth in 2007, in terms of both additional loan assets and new employees and offices.

        The benefits of higher investment volumes have been mitigated to an extent by the low interest rate environment that has persisted in recent years. Low interest rates benefit us in that our borrowing costs decrease, but similarly, earnings on our variable-rate lending investments also decrease. The increased investment and lending activity in both the public and private commercial real estate markets, as described under "Economic Trends," has resulted in a highly competitive real estate financing environment with reduced returns on assets.

        During the later part of 2007, as the credit crisis took hold, the real estate financing markets came to a stand still, with little or no transaction volume. Most banks and other commercial real estate lenders had significant inventories of loans on their balance sheets that could not be sold or securitized, as mark-to-market values were difficult to obtain. While base interest rates remain very low, the margin, or spread on new debt transactions has widened dramatically, however there is still very little new transaction volume.

        Over the past several years, while property-level fundamentals have been stable or improving, investment activity in direct real estate ownership has increased dramatically. In many cases, this has caused property valuations to increase disproportionately to any corresponding increase in fundamentals. Corporate tenant leases, or net leased properties, are one of the most stable real estate asset classes and have garnered significant interest from both institutional and retail investors who seek long-term, stable income streams. In many cases, we believe that CTL transactions in today's market do not represent compelling risk-adjusted returns. As a result, we have not invested as heavily in this asset class, acquiring only $314.9 million in 2007, $62.2 million in 2006 and $282.4 million in 2005. While we continue to monitor the CTL market and review certain transactions, we have shifted most of our origination resources to our lending business until we see compelling opportunities for CTL acquisitions in the market again.

        Risk Management—Reflects our ability to underwrite and manage our loans and leases to balance income production potential with the potential for credit losses.

        As an on-balance sheet lender, we endeavor to manage our business to ensure that the overall credit quality of the portfolio remains strong. This year some of our businesses were negatively impacted by the credit crisis, including our loan and securities portfolio. In addition, as part of the discounted acquisition of the Fremont portfolio, we acquired a pool of loan assets that had a higher probability of default and loss. As a result of these factors, the credit statistics in our loan and securities portfolio have declined in 2007. At December 31, 2007 our non-performing loan assets represented 7.5% of total assets versus 0.6% in 2006. We charged-off $19.3 million against the reserve for loan losses in 2007 and provisioned $185.0 million of additional reserves of which $91.6 million was identified as asset-specific. At December 31, 2007 our total loss coverage, defined as the combination of total loan loss reserves and the remaining purchase discount associated with the Fremont acquisition, was $384.8 million, or 3.6% of total loans. We believe that we have established adequate loan loss reserves. In addition, we took a $134.9 million non-cash impairment on two credits accounted for as held-to-maturity debt securities in our loan and securities portfolio that were trading well below our carrying value. The weighted average duration of the loan portfolio is 3.0 years.

        At December 31, 2007 the weighted-average risk rating on the CTL portfolio was down slightly from year-end 2006. We continue to focus on re-leasing space at our CTL facilities under longer-term leases in an effort to reduce the impact of lease expirations on our earnings. As of December 31, 2007, the weighted average lease term on our CTL portfolio was 11.2 years and the portfolio was 95.3% leased. We expect the average lease term of our portfolio to decline somewhat until such time that we begin to find new acquisition opportunities that meet our investment criteria.

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

        In October of 2004, in part as a result of our shift to unsecured debt, our senior unsecured debt ratings were upgraded to investment grade (BBB-/Baa3) by S&P and Moody's. This resulted in a broader market for our bonds and a lower cost of debt.

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

        In 2006, as a result of our continued strong operating performance and our low levels of secured debt, S&P, Moody's and Fitch upgraded our senior unsecured debt rating to BBB, Baa2, and BBB from BBB-, Baa3 and BBB-, respectively. During 2006, we completed $2.20 billion of bond offerings and completed an exchange offer on our highest rate corporate bonds. In addition, we upsized our unsecured credit facility to $2.20 billion and amended the facility to allow us to borrow British pounds, euros and Canadian dollars to better enable us to invest outside the United States. This capability enabled us to more effectively match fund our foreign investments.

        Prior to the onset of the credit crisis in mid-2007, we continued to access the unsecured debt markets, raising $1.05 billion in new bond transactions. We also increased our unsecured revolving credit capacity through the addition of a new five-year facility with a maximum capacity of $1.20 billion, bringing our total unsecured revolving credit capacity to $3.42 billion as of December 31, 2007. Also on June 26, 2007, we closed on a $2.0 billion short-term interim financing facility in order to fund the Fremont acquisition. In the later half of the year, as the credit crisis took hold and became increasingly pervasive, our corporate spreads, or our cost of unsecured debt capital, increased dramatically and our access to the unsecured debt markets was limited. In October 2007, we successfully accessed the convertible bond market with a $800 million offering of notes priced with a coupon of LIBOR + 50 basis points and a conversion premium of 30% to our then current stock price. In December, we issued 8.0 million shares of common stock for approximately $217.9 million of net proceeds.

        In addition, as the short term, three to five year floating rate markets remain virtually closed, we are less able to match fund our assets and liabilities from both a maturity and fixed/floating rate perspective. We expect our increased cost of funds to impact our returns in 2008. During the last quarter of the year, we began to put several secured financing initiatives in place to tap our largely unencumbered asset base. We expect the rates that we will achieve on these secured financings will be substantially more attractive than our unsecured financing alternatives for the forseeable future. We expect these secured financings to be completed in the second quarter of 2008.

        We seek to match-fund our assets with either fixed or floating rate debt of a similar maturity so that rising interest rates or changes in the shape of the yield curve will have a minimal impact on our earnings. Our policy requires that we manage our fixed/floating rate exposure such that a 100 basis point increase in short term interest rates would have no more than a 2.5% impact on our quarterly adjusted earnings. At December 31, 2007, a 100 basis point increase in LIBOR would result in a 0.52% increase in our fourth quarter 2007 adjusted earnings. We have used fixed rate or floating rate hedges to manage our fixed and floating rate exposure.

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

        In addition, funds are available from repayments and prepayments on existing loans and sales of select assets.

        Expense Management—Reflects our ability to maintain a customer-oriented and cost effective operation.

        We measure the efficiency of our operations by tracking our expense ratio, which is the ratio of general and administrative expenses to total revenue. Our expense ratio was 11.6% and 9.8% for 2007 and 2006, respectively. The increase in 2007 reflects increases in payroll costs, expenses associated with employee growth including additional office space costs, expenses associated with the Fremont acquisition and ramp-up of one of our European ventures. Management talent is one of our most significant assets and our payroll costs are correspondingly our largest non-interest cash expense. We expect to monitor the size and depth of our employee base and make adjustments based upon market conditions and opportunities. We believe that our expense ratio remains low by industry standards.

        Capital Management—Reflects our ability to maintain a strong capital base through the use of prudent financial leverage.

        We use an asset-based capital allocation model to derive our maximum targeted corporate leverage. We calculate our leverage as the ratio of book debt to the sum of book equity, accumulated depreciation, accumulated depletion and loan loss reserves. Our leverage was 3.4x, 2.3x and 2.1x in 2007, 2006 and 2005, respectively. In 1998, when we went public, our leverage levels were very low, around 1.1x. Since that time we have been slowly increasing our leverage to our targeted levels. We evaluate our capital model target leverage levels based upon leverage levels achieved for similar assets in other markets, market liquidity levels for underlying assets and default and severity experience.

        We measure our capital management by the strength of our tangible capital base and the ratio of our tangible book equity to total book assets. Our tangible book equity was $2.86 billion, $2.97 billion and $2.44 billion as of December 31, 2007, 2006 and 2005, respectively. Our ratio of tangible book equity to total book assets was 18.0%, 26.8% and 28.6% as of December 31, 2007, 2006 and 2005, respectively. The decline in this ratio is attributable to a modest increase in financial leverage as we have moved towards our target capital level. We believe that relative to other finance companies, we are well capitalized for a company of our size and asset base.

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

        Under the terms of the loan participation agreement, as of the date of acquisition, we were responsible for funding approximately $3.72 billion of existing unfunded loan commitments associated with the portfolio over the next several years. The balance of unfunded commitments required to be funded was $2.54 billion as of December 31, 2007. Fremont will receive 70% of all principal collected from the purchased loan portfolio, including the portions of loans funded solely by iStar, until the $4.20 billion principal amount of Fremont's loan participation interest is repaid. The participation interest pays floating interest at LIBOR + 1.50% and we accounted for the issuance of the participation as a sale.

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

Loan principal	$6,270,667
Loan discount, net	(265,830)
Loan participation interest sold	(4,201,208)
Accrued interest	43,218
Other assets	1,589
Intangible assets	22,500
Goodwill	25,154
Other liabilities	(2,389)

Net assets acquired	$1,893,701

Subsequent Events

        On February 19, 2008, we announced that one of our timber investments, TimberStar Southwest, has entered into an agreement to sell approximately 900,000 acres of timberland for approximately $1.7 billion. TimberStar Southwest is a joint venture between our subsidiary TimberStar and equity investors MSD Capital, York Capital Management and Perry Capital. TimberStar Southwest purchased the properties from International Paper for approximately $1.2 billion in October 2006. Once completed, we expect to receive approximately $400 million of net proceeds from the sale.

Results of Operations

  Revenue

	For the Years Ended December 31,
				2007 v. 2006 % Change	2006 v. 2005 % Change
	2007	2006	2005
Interest income	$998,008	$575,598	$406,668	73%	42%
Operating lease income	324,210	305,583	293,821	6%	4%
Other income	103,360	78,709	81,440	31%	(3)%

Total Revenue	$1,425,578	$959,890	$781,929	49%	23%

        The increase in total revenue during 2007 was primarily due to increased interest income. Interest income from the acquired Fremont portfolio contributed $206.1 million to the increase in 2007. This amount included $102.8 million from the amortization of purchase discount on the acquired loans. The remainder of the increase was primarily attributable to a $2.33 billion increase in the average outstanding balance of loans and other lending investments during 2007 (excluding the acquired loan portfolio). The average rate of return on our loans and lending investments increased to 10.8% in 2007 from 10.2% in 2006. This increase was primarily attributable to higher average yields on the acquired Fremont loans that resulted from purchasing the loans at a discount.

        During 2007, our operating lease income grew by $22.0 million which was attributable to new CTL investments, offset by $3.4 million of lower operating lease income due to terminated leases, vacancies and lower rental rates on certain CTL assets.

        Other income was $24.8 million higher in 2007 than in 2006, primarily resulting from an increase in prepayment penalties, partially offset by decreases in income from timber operations and income from other investments.

        The increase in revenue from 2005 to 2006 was primarily due to increased interest income. Higher interest income during 2006 resulted primarily from a $1.26 billion increase in the average outstanding balance of loans and other lending investments. Interest income was also higher due to a higher average rate of return on our loans and lending investments, which increased to 10.2% in 2006, from 9.3% in 2005. The increased rate of return was primarily attributable to our variable-rate lending investments which reset at higher rates during 2006 when the average one-month LIBOR rate was 5.09% compared to 3.39% in 2005.

        During 2006, our operating lease income grew by $15.3 million which was attributable to new CTL investments, offset by $3.5 million of lower operating lease income due to vacancies and lower rental rates on certain CTL assets.

        Other income was $2.7 million lower in 2006 than in 2005. This decline resulted from a decrease in prepayment penalties and gains on marketable securities, partially offset by increases in lease termination fees, income from timber operations, and income from other investments.

  Interest Expense

	For the Years Ended December 31,
				2007 v. 2006 % Change	2006 v. 2005 % Change
	2007	2006	2005
Interest expense	$627,720	$429,613	$312,806	46%	37%

        Interest expense increased 46% from 2006 to 2007 primarily due to higher average outstanding borrowings during 2007, partially offset by decreased interest rates on our borrowings. Our average outstanding debt balance increased to $10.0 billion in 2007 from $6.72 billion in 2006 through new bond issuances early in 2007, as well as, through increased borrowings on both our existing and our new unsecured revolving credit facilities. In addition, we financed the Fremont acquisition with proceeds from an interim financing facility and then subsequently repaid a portion of that balance with proceeds from a convertible bond issuance and equity issuance in the fourth quarter of 2007. Weighted average interest rates on our outstanding debt decreased to 5.85% in 2007 as compared to 5.90% in 2006. This decrease is attributable to increased borrowings on our unsecured revolving credit facilities and our interim financing facility in 2007 which bear interest at LIBOR + 0.525% and LIBOR + 0.50%, respectively.

        Interest expense increased 37% from 2006 to 2005 due mostly to an increase in average outstanding borrowings during 2006 and an increase in our weighted average interest rates. Our average outstanding debt balance grew to $6.72 billion in 2006 as compared to $4.71 billion in 2005 mostly through $1.70 billion of new bond issuances and $201.8 million increased borrowings on our unsecured revolving credit facilities, specifically borrowings in foreign currencies. Weighted average interest rates increased to 5.90% in 2006 from 5.55% in 2005 primarily due to higher one-month LIBOR rates on our borrowings under the unsecured revolving credit facilities.

  Other Costs and Expenses

	For the Years Ended December 31,
				2007 v. 2006 % Change	2006 v. 2005 % Change
	2007	2006	2005
Operating costs—corporate tenant lease assets	$29,727	$28,848	$21,032	3%	37%
Depreciation and amortization	93,944	76,226	69,986	23%	9%
General and administrative	165,176	96,432	63,987	71%	51%
Provision for loan losses	185,000	14,000	2,250	>100%	>100%
Loss on early extinguishment of debt	—	—	46,004	0%	(100)%
Other expense	144,166	—	—	100%	0%

Total other costs and expenses	$618,013	$215,506	$203,259	>100%	6%

        Total other costs and expenses increased by approximately $402.5 million from 2006 to 2007 due to significant increases in various line items including provision for loan losses, other expense, for which their were no comparable amounts in 2006, and general and administrative costs.

        The $171.0 million increase in our provision for loan losses was attributed both to the addition of asset-specific reserves as well as negative trends in the overall economy, growth in our historical portfolio and our newly acquired loan portfolio, as further described in the "Risk Management" section.

        Other expense includes a $134.9 million impairment recorded on two credits that are accounted for as held-to-maturity securities as determined based on our assessment that the decline in value for these securities was other than temporary, as further described in Note 5 to our Consolidated Financial Statements. Also included in other expense is a $9.3 million impairment recorded on a strategic equity investment and the net ineffectiveness of our interest rate swaps, as further described in the "Hedging" section.

        General and administrative expenses increased by approximately $68.7 million from 2006 to 2007 due to a number of contributing factors. Our payroll and payroll related costs increased by approximately $28.3 million resulting from the overall headcount growth, including $18.6 million of payroll and payroll related costs attributed to the employees hired as part of the Fremont acquisition. Excluding payroll related costs, the Fremont acquisition added another $11.0 million to our general and administrative expense, of which $3.4 million represented one-time costs and integration expenses. Stock-based compensation also increased by approximately $6.2 million in 2007 as compared to 2006, primarily related to new restricted stock units granted in 2007, partially offset by the one-time HPU compensation charge taken in 2006 (see below for further details). Additionally, included in 2007 is $7.4 million of management and start-up fees associated with the ramp-up of one of our European ventures in 2007. Other factors contributing to the remaining increase in general and administrative costs include higher tax expense for TRS entities, primarily related to our Oak Hill joint venture income, abandoned pursuit costs and legal fees.

        Depreciation and amortization increased by $17.7 million from 2006 to 2007, marginally contributing to the overall increase in total costs and expenses. This increase relates primarily to the acquisitions and improvements of CTL assets in 2007.

        Total other costs and expenses increased by approximately $12.2 million, or 6%, from 2005 to 2006 due to various offsetting factors. Increases in general and administrative costs, provision for loan losses and operating costs-corporate tenant lease assets, were significantly offset by a loss on early extinguishment of debt recorded in 2005.

        During 2006, general and administrative expenses increased by $32.4 million, primarily due to an increase in employee growth and ramp-up of new business initiatives. Also in 2006, we recorded a non-cash charge of approximately $4.5 million in connection with our High Performance Unit equity compensation program for senior management. The non-cash compensation charge was the result of a correction due to a change in assumptions for the liquidity, non-voting and forfeiture discounts used in valuing the HPU securities issued in the seven plans offered since the commencement of the program in 2002 (see Note 12—Stock Based Compensation Plans and Employee Benefits on our Consolidated Financial Statements for further discussion). The cumulative charge was recorded during 2006, rather than restating prior periods, because we concluded that the expense was not material to any of our previously issued financial statements for any period.

        We increased our provision for loan losses to $14.0 million in 2006 from $2.3 million in 2005 primarily due to our risk rating process and the increase in the size of our loan portfolio.

        Operating costs for corporate tenant lease assets increased by $7.8 million from 2005 to 2006 primarily related to new CTL investments and higher unrecoverable operating costs due to vacancies.

        During 2005, we incurred losses on early extinguishment of debt related to the early repayment of our STARs, Series 2002-1 Notes and Series 2003-1 Notes and a $135.0 million term loan. There were no such losses in 2006.

Other Components of Net Income

        Earnings from equity method investments—Earnings from equity method investments increased to $29.6 million in 2007 from $12.4 million in 2006 primarily due to an increase of $8.2 million in income from our Oak Hill investments and an increase of $6.5 from our CTC investment. CTC sold its remaining investment property to a third party investor resulting in a net gain, of which our share was $1.5 million. We also realized a $4.5 million deferred gain that was carried as a basis difference in our investment in CTC which was the result of the capitalized interest from previous construction financing to the venture. Increases in income from other strategic investments totaling $12.2 million were mostly offset by $9.7 million of increased losses from TimberStar Southwest. Our $14.5 million share of losses from TimberStar Southwest in 2007 included our $33.8 million share of depreciation, depletion and amortization from the venture.

        Earnings from equity method investments increased to $12.4 million in 2006 from $3.0 million in 2005 mostly due to an increase in income from our investments in Oak Hill.

        Discontinued operations—We sold eight, ten and five CTL assets and realized gains of approximately $7.8 million, $24.2 million and $6.4 million during the years ended December 31, 2007, 2006 and 2005, respectively.

Adjusted Earnings

        We measure our performance using adjusted earnings in addition to net income. Adjusted earnings represent net income allocable to common shareholders and HPU holders computed in accordance with GAAP, before depreciation, depletion, amortization, gain from discontinued operations, ineffectiveness on interest rate hedges, extraordinary items and cumulative effect of change in accounting principle. Adjustments for joint ventures reflect our share of adjusted earnings calculated on the same basis.

        We believe that adjusted earnings is a helpful measure to consider, in addition to net income, because this measure helps us to evaluate how our commercial real estate finance business is performing compared to other commercial finance companies, without the effects of certain GAAP adjustments that are not necessarily indicative of current operating performance. The most significant GAAP adjustments that we exclude in determining adjusted earnings are depreciation, depletion and amortization, which are typically non-cash charges. As a commercial finance company that focuses on real estate and corporate lending and corporate tenant leasing, we record significant depreciation on our real estate assets and amortization of deferred financing costs associated with our borrowings. We also record depletion on our timber assets. Depreciation, depletion and amortization do not affect our daily operations, but they do impact financial results under GAAP. By measuring our performance using adjusted earnings and net income, we are able to evaluate how our business is performing both before and after giving effect to recurring GAAP adjustments such as depreciation, depletion and amortization (including earnings from joint venture interests on the same basis) and excluding gains or losses from the sale of assets that will no longer be part of continuing operations.

        Adjusted earnings is not an alternative or substitute for net income in accordance with GAAP as a measure of our performance. Rather, we believe that adjusted earnings is an additional measure that helps us analyze how our business is performing. This measure is also used to track compliance with covenants in certain of our material borrowing arrangements that have covenants based upon this measure. Adjusted earnings should not be viewed as an alternative measure of either our operating liquidity or funds available for our cash needs or for distribution to our shareholders. In addition, we may not calculate adjusted earnings in the same manner as other companies that use a similarly titled measure.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands) (Unaudited)
Adjusted earnings:
Net income allocable to common shareholders and HPU holders	$196,638	$332,507	$245,593	$209,107	$255,249
Add: Joint venture income	92	123	136	166	593
Add: Depreciation, depletion and amortization	99,427	83,058	75,574	67,853	55,905
Add: Joint venture depreciation, depletion and amortization	40,826	14,941	8,284	3,544	7,417
Add: Amortization of deferred financing costs	28,367	23,520	68,651	33,651	27,180
Less: Hedge ineffectiveness, net	(239)	—	—	—	—
Less: Joint venture gain from discontinued operations	(1,572)	—	—	—	—
Less: Gain from discontinued operations	(7,832)	(24,227)	(6,354)	(43,375)	(5,167)

Adjusted diluted earnings allocable to common shareholders and HPU holders(1)(2)(3)(4)	$355,707	$429,922	$391,884	$270,946	$341,177

Weighted average diluted common shares outstanding(5)	127,792	116,219	113,747	112,537	104,248

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program. For the years ended December 31, 2007, 2006, 2005, 2004, and 2003 adjusted diluted earnings allocable to common shareholders and HPU holders includes $7,730, $10,250, $9,538, $4,261 and $2,659 of adjusted earnings allocable to HPU holders, respectively.

(2)
For the years ended December 31, 2007, 2006, 2005, 2004 and 2003, adjusted diluted earnings allocable to common shareholders and HPU holders includes approximately $0, $0, $7.5 million, $9.8 million, and $0, respectively, of cash paid for prepayment penalties associated with early extinguishment of debt.

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

(4)
Included in adjusted diluted earnings allocable to common shareholders and HPU holders for the year ended December 31, 2007 is a $134.9 million non-cash charge associated with the impairment of two held-to-maturity securities (see Note 5 to the Consolidated Financial Statements for further detail).

(5)
In addition to the GAAP defined weighted average diluted shares outstanding these balances include an additional 44,000 shares, 73,000 shares and 147,000 shares for the years ended December 31, 2005, 2004 and 2003, respectively, relating to the additional dilution of joint venture shares. There were no additional shares included for the years ended December 31, 2007 and 2006, relating to the dilution of joint venture shares.

        The decrease in adjusted earnings from 2006 to 2007 is driven primarily by the decrease in our net income as explained in the Results of Operations section above. Offsetting that decrease are increases in certain non-cash charges that are added back to net income to arrive at adjusted earnings. Specifically, depreciation, depletion and amortization increased $16.4 million from 2006 to 2007 as described above in Results of Operations. Additionally, joint venture depreciation, depletion and amortization increased by $25.9 million primarily due to our share of depletion recorded by the Timberstar Southwest venture which was formed in the fourth quarter of 2006.

Risk Management

        Loan Credit Statistics—The table below summarizes our non-performing loans and details the reserve for loan losses associated with our loans (in thousands):

	As of December 31, 2007	As of December 31, 2006
Non-performing loans
Carrying value	$719,366	$61,480
Participated portion	474,303	—

Gross Loan Value	$1,193,669	$61,480
As a percentage of total assets	7.5%	0.6%
As a percentage of total loans	11.1%	1.0%
Watch list loans
Carrying value	$1,240,228	$147,800
Participated portion	375,179	—

Gross Loan Value	$1,615,407	$147,800
Reserve for loan losses	$217,910	$52,201
As a percentage of total loans	2.0%	0.9%
Other real estate owned
Carrying value	$128,558	—

        Non-Performing Loans—All non-performing loans are placed on non-accrual status and income is recognized only upon actual cash receipt. We designate loans as non-performing at such time as: (1) management determines the borrower is incapable of, or has ceased efforts towards, curing the cause of an impairment; (2) the loan becomes 90 days delinquent; (3) the loan has a maturity default; or (4) the net realizable value of the loan's underlying collateral approximates our carrying value of such loan. As of December 31, 2007, we had 31 non-performing loans with an aggregate carrying value of $719.4 million and an aggregate gross loan value of $1.19 billion, or 7.5% of total assets. Management believes there is adequate collateral and reserves to support the book values of the loans.

        Included in non-performing loans are 13 acquired loans that were deemed to be impaired on the date of acquisition and recorded at fair value in accordance with SOP 03-3. These SOP 03-3 loans have a current book value $37.2 million below our share of unpaid principal. In addition, there are 10 other acquired loans included in non-performing loans that have a total of $19.4 million of unamortized purchase discount. Amortization of purchased discount is suspended when loans are placed on non-accrual status.

        Watch List Assets—We conduct a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." As of December 31, 2007, we had 40 assets on the credit watch list, excluding those assets included in non-performing loans above, with an aggregate carrying value of $1.24 billion and an aggregate gross loan value of $1.62 billion, or 10.2% of total assets.

        Reserve For Loan Losses—During the year ended December 31, 2007, we added $165.7 million to the reserve for loan losses, which was the result of $185.0 million of provisioning for loan losses reduced by $19.3 million of charge-offs. The reserve is generally increased through the provision for loan losses, which reduces income in the period recorded and reduced through actual charge-offs.

        The reserve for loan losses includes an asset-specific component and a formula-based component. At the end of 2007, we had $91.6 million of asset-specific reserves related to 12 non-performing loans. A reserve is established for a non-performing loan when the estimated fair value of the loan is lower than the carrying value of the loan. All of our non-performing loans were tested for impairment as of December 31, 2007.

        The formula-based general reserve was $126.3 million on December 31, 2007. During the year we have increased reserves on our historical portfolio to reflect the continued deterioration in the overall credit markets and its impact on our portfolio. Reserves have also been provisioned for growth in the portfolio and for newly funded commitments in the recently acquired loan portfolio. Adjustments to this reserve are based on management's evaluation of general market conditions, our internal risk management policies and credit risk ratings system, industry loss experience, the likelihood of delinquencies or defaults, the credit quality of the underlying collateral and changes in the size of the loan portfolio.

        Other Real Estate Owned (OREO)—During the year ended December 31, 2007, we acquired by foreclosure, or by deed in lieu of foreclosure, four properties valued at $128.6 million. The carrying value of the loans that these properties collateralized prior to our taking title was $147.9 million. The transfer of these assets from loans to OREO resulted in $19.3 million in charge-offs against the reserve for loan losses.

        Gross Loan Value—("Gross Loan Value") is computed by adding iStar's carrying value of the loan and the portion of the loan that is owned by Fremont through the loan participation agreement. It represents what the carrying value of the loan would have been if the loan participation had not occurred. Under the terms of the participation, Fremont will receive 70% of all loan principal payments, including principal that iStar has funded. Therefore, iStar is in the first loss position. As such, management believes that presentation of the Gross Loan Value is more relevant than a presentation of iStar's carrying value when assuming iStar's risk of loss on the loans in the Fremont CRE Portfolio.

Liquidity and Capital Resources

        We require significant capital to fund our investment activities and operating expenses. While the distribution requirements under the REIT provisions of the Code limit our ability to retain earnings and thereby replenish or increase capital committed to our operations, we believe we have sufficient access to capital resources to fund our existing business plan, which includes our real estate and corporate lending and corporate tenant leasing businesses. Our capital sources include cash flow from operations, borrowings under lines of credit, additional term borrowings, unsecured corporate debt financing, financings secured by our assets, trust preferred debt, and the issuance of common, convertible and/or preferred equity securities. Further, we may acquire other businesses or assets using our capital stock, cash or a combination thereof.

        Over the next several years, we have unfunded commitments related to our loans totaling $5.97 billion. We expect to fund approximately $3 billion of this amount in 2008. In addition, we have debt maturities of $2.00 billion in 2008, including $1.29 billion outstanding on an interim facility which matures on June 30, 2008. Recently, liquidity in the capital markets has been constrained, increasing our cost of funds and limiting our access to the unsecured debt markets—our primary source of debt financing. As a result, during the last quarter of the year, we began to put several secured financing initiatives in place to tap our largely unencumbered asset base. We expect the rates that we will achieve on these secured financings will be substantially more attractive than our unsecured financing alternatives for the foreseeable future. The Company expects to complete these secured financings in the second quarter of

2008. We expect these proceeds, as well as amounts available under our unsecured and secured credit facilities, amounts we receive from repayments of our existing loan assets and proceeds we receive from certain asset sales, including the sale of our TimberStar SouthWest venture, will be sufficient to meet our near-term liquidity needs. However, we will continue to assess the market and consider raising additional liquidity through the issuance of unsecured debt or equity, at a higher cost of funds than our secured financing alternatives, if necessary.

        Our ability to meet our short and long-term (i.e., beyond one year) liquidity requirements is subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to provide us with financing will depend upon a number of factors, such as our compliance with the terms of existing credit arrangements, our financial performance, our credit rating, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.

        During the last quarter of the year, we began to put several secured financing initiatives in place to tap our largely unencumbered asset base. We expect these secured financings to be completed in 2008.

        The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of December 31, 2007. We have no other long-term liabilities that would constitute a contractual obligation.

	Principal And Interest Payments Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	6-10 Years	After 10 Years
	(In thousands)
Long-Term Debt Obligations:
Unsecured notes	$7,202,022	$620,331	$2,175,000	$2,000,000	$2,406,691	$—
Convertible notes	800,000			800,000
Unsecured revolving credit facilities	2,681,174	—	—	2,681,174	—	—
Secured term loans	408,139	91,388	144,698	30,870	57,787	83,396
Trust preferred	100,000	—	—	—	—	100,000

Total	11,191,335	711,719	2,319,698	5,512,044	2,464,478	183,396
Interest Payable(1)	2,768,016	598,048	1,038,956	644,950	354,536	131,526
Operating Lease Obligations(2)	274,422	5,773	39,198	37,761	88,917	102,773

Total(3)	$14,233,773	$1,315,540	$3,397,852	$6,194,755	$2,907,931	$417,695

Explanatory Notes:

(1)
All variable rate debt assumes a 30-day LIBOR rate of 4.60% (the 30-day LIBOR rate at December 31, 2007).

(2)
We also have a $1.0 million letter of credit outstanding as security for our primary corporate office lease.

(3)
We also have letters of credit outstanding totaling $39.3 million as additional collateral for three of our investments. See "Off-Balance Sheet Transactions" below, for a discussion of certain unfunded commitments related to our lending and CTL business.

        Unsecured/Secured Credit Facilities—Our primary source of short-term funds is an aggregate of $3.42 billion of available credit under our two committed unsecured revolving credit facilities, which includes the amended $2.22 billion facility, maturing in June 2011, as well as a $1.20 billion facility, maturing in June 2012, entered into during the second quarter of 2007, as described further below. As of December 31, 2007, there was approximately $694.4 million which was immediately available to draw under these facilities at our discretion. In addition, we have a $500.0 million secured revolving credit facility for which availability is based on percentage borrowing base calculations. There were no borrowings outstanding under the secured credit facility as of December 31, 2007.

        On June 26, 2007, we completed an unsecured revolving credit facility with leading financial institutions having a maximum capacity of $1.20 billion. Commitments under this facility will mature in June 2012. Borrowings under this credit agreement, which may be made in multiple currencies, bear interest at a floating rate based upon one of several base rates which vary depending upon the currency of the borrowing, plus a margin which adjusts upward or downward based upon our corporate credit rating.

        On June 26, 2007, we also amended and restated our $2.20 billion revolving credit agreement to conform various covenants and provisions to those in the new $1.20 billion revolving credit agreement and to increase the commitment to $2.22 billion, of which $750.0 million can be borrowed in multiple foreign currencies. This agreement had been previously amended and restated in June 2006 to increase the commitment from $1.50 billion to $2.20 billion. Also as part of this amendment, the interest rate decreased to LIBOR + 0.525%, the facility fee decreased to 12.5 basis points and the maturity was extended to June 2011.

        Also on June 26, 2007, we closed on a $2.0 billion short-term interim financing facility in order to fund the Fremont acquisition (see Note 4 for further detail). On July 2, 2007, in connection with the closing of the Fremont transaction we drew $1.90 billion under this facility, of which $1.29 billion remained outstanding, bearing interest at three-month LIBOR + 0.5%, as of December 31, 2007.

        Our $500.0 million secured credit facility was amended and restated on September 28, 2007 to extend the maturity from January 2008 to September 2008, and to remove the one-year term-out extension.

        Capital Markets Activity—During the year ended December 31, 2007, we issued $300 million and $250 million aggregate principal amounts of fixed-rate Senior Notes bearing interest at annual rates of 5.5% and 5.85% and maturing in 2012 and 2017, respectively, and $500 million of variable-rate Senior Notes bearing interest at three-month LIBOR + 0.35% maturing in 2010. We primarily used the proceeds from the issuance of these securities to repay outstanding indebtedness under our unsecured revolving credit facility. In connection with this issuance, we settled forward starting interest rate swap agreements with notional amounts totaling $200 million and ten-year terms matching that of the $250 million Senior Notes due in 2017. We also entered into interest rate swap agreements to swap the fixed interest rate on the $300 million Senior Notes due in 2012 for a variable interest rate (see Note 11 to the Consolidated Financial Statements for further detail on all hedging activity).

        In addition, on October 15, 2007, we issued $800 million aggregate principal amount of convertible senior floating rate notes due 2012 ("Convertible Notes"). The Convertible Notes were issued at par, mature on October 1, 2012, and bear interest at a rate per annum equal to 3-month LIBOR plus 0.50%. The Convertible Notes are senior unsecured obligations and rank equally with all of our other senior unsecured indebtedness. We used $392.0 million of the net proceeds from the offering to repay outstanding indebtedness under the interim financing facility which we used to fund the Fremont acquisition. We used the balance of the net proceeds to repay other outstanding indebtedness.

        The Convertible Notes are convertible at the option of the holders, into approximately 22.2 shares per $1,000 principal amount of Convertible Notes, on or after August 15, 2012, or prior to that date if (1) the price of our Common Stock trades above 130% for a specified duration, (2) the trading price of the Convertible Notes is below a certain threshold, subject to specified exceptions, (3) the Convertible Notes have been called for redemption, or (4) specified corporate transactions have occurred. None of the conversion triggers have been met as of December 31, 2007. The conversion rate is subject to certain adjustments. The conversion rate initially represents a conversion price of $45.05 per share. If the conditions for conversion are met, we may choose to pay in cash and/or common stock; however, if this occurs, we have the intent and ability to settle this debt in cash. Accordingly, there was no impact on our diluted earnings per share for any of the periods presented. We have evaluated the terms of the call feature, redemption feature, and the conversion feature under applicable accounting literature, including SFAS 133 and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," and concluded that none of these features should be separately accounted for as derivatives.

        In November 2007, we repurchased $15 million of the original $400 million of LIBOR + 0.39% Senior Notes maturing in 2008. In addition, our $200 million of LIBOR + 1.25% Senior Notes matured in March 2007.

        On January 9, 2007, in connection with a consent solicitation of the holders of the respective notes, we amended certain covenants in our 7% Senior Notes due 2008, 4.875% Senior Notes due 2009, 6% Senior Notes due 2010, 5.125% Senior Notes due 2011, 6.5% Senior Notes due 2013, and 5.7% Senior Notes due 2014 (collectively, the "Modified Notes"). Holders of approximately 95.43% of the aggregate principal amount of the Modified Notes consented to the solicitation. The purpose of the amendments was to conform most of the covenants to the covenants contained in the indentures governing the senior notes issued by us since we achieved an investment grade rating from S&P, Moody's and Fitch. In connection with the consent solicitation we paid an aggregate fee of $6.5 million to the consenting note holders, which will be amortized into interest expense over the remaining term of the Modified Notes. In addition, we incurred advisory and professional fees aggregating $2.4 million, which were recorded as expenses and included in "General and administrative" on our Consolidated Statement of Operations for the year ended December 31, 2007.

        During the year ended December 31, 2006, we issued $1.70 billion aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 5.65% to 5.95% and maturing between 2011 and 2016 and $500.0 million of variable-rate Senior Notes bearing interest at three-month LIBOR + 0.34% maturing in 2009. We primarily used the proceeds from the issuance of these securities to repay outstanding indebtedness under our unsecured revolving credit facility. In addition, our $50.0 million of 7.95% Senior Notes matured in May 2006.

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

        Other Financing Activity—Our term financing that is collateralized by corporate bonds matured on August 1, 2007 and has been extended consecutively, with varying interest rates, through December 31, 2007 and further through March 4, 2008. The carrying value of corporate bonds collateralizing the borrowing totaled $185.9 million and $358.3 million at December 31, 2007 and 2006, respectively.

        In addition, on May 31, 2006, we began a loan participation program which serves as an alternative to borrowing funds from our revolving credit facilities. The loan participations are short-term bank loans funded in the secondary market with fixed maturity dates typically ranging from overnight to 90 days. There were no amounts outstanding under this program at December 31, 2007 or 2006.

        We did not incur any loss on early extinguishment of debt during the years ended December 31, 2007 and 2006. During the year ended December 31, 2005, we incurred an aggregate net loss on early extinguishment of debt of approximately $46.0 million as a result of the early retirement of certain debt obligations.

        Debt Covenants—Our debt obligations and credit facilities contain covenants that are both financial and non-financial in nature. Significant financial covenants include limitations on our ability to incur indebtedness beyond specified levels and a requirement to maintain specified ratios of unsecured indebtedness compared to unencumbered assets and minimum net worth. Based on our current credit ratings, the financial covenants in some series of our publicly held debt securities are not operative. Significant non-financial covenants include a requirement in some series of our publicly-held debt securities that we offer to repurchase those securities at a premium if we undergo a change of control.

        Our unsecured credit facility and interim financing facility agreements contain a covenant that limits us from paying common dividends in excess of the greater of 110% of adjusted earnings and such amounts as are necessary to maintain REIT status. Although to maintain REIT status, we are required to pay out 90% of ordinary taxable income, we paid out dividends equal to 100% of taxable income, as is the typical REIT practice (as corporate income taxes are required to be paid on undistributed taxable income). As a result of a non-cash impairment charge of $134.9 million and an increased provision for loan losses (see Note 5 for further details) that significantly reduced our adjusted earnings for the year ended December 31, 2007, but not our taxable income, we were not in compliance with this covenant. However, we received a waiver for this covenant covering the year ended December 31, 2007. We also amended our unsecured revolving credit facilities and interim financing facility to allow us to pay out 100% of taxable earnings.

        Other than as noted above, as of December 31, 2007, we believe we are in compliance with all financial and non-financial covenants on our debt obligations.

        Unencumbered Assets/Unsecured Debt—The following table shows the ratio of our unencumbered assets to unsecured debt at December 31, 2007 and 2006 (in thousands):

	As of December 31,
	2007	2006
Total Unencumbered Assets	$15,769,061	$10,392,861
Total Unsecured Debt(1)	$12,073,007	$7,390,089
Unencumbered Assets/Unsecured Debt	131%	141%

  Explanatory Note:

    (1)
    See Note 9 to our Consolidated Financial Statements for a more detailed description of our unsecured debt.

        During the last quarter of 2007, we began to put several secured financing initiatives in place to tap our largely unencumbered asset base. We expect the rates that we will achieve on these secured financings will be substantially more attractive than our unsecured financing alternatives for the foreseeable future.

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

        The following table represents the notional principal amounts and fair values of interest rate swaps by class (in thousands):

	Notional Amount as of December 31, 2007	Notional Amount as of December 31, 2006	Fair Value as of December 31, 2007	Fair Value as of December 31, 2006
Cash flow hedges:
Forward-starting interest rate swaps	$250,000	$450,000	$(6,457)	$9,180
Fair value hedges:
Interest rate swaps	1,250,000	950,000	17,237	(23,137)

Total interest rate swaps	$1,500,000	$1,400,000	$10,780	$(13,957)

        The following table presents the maturity, notional amount, and weighted average interest rates expected to be received or paid on USD interest rate swaps at December 31, 2007(in thousands)(1):

	Fixed to Floating-Rate
Maturity for Years Ending December 31,	Notional Amount	Receive Rate	Pay Rate
2008	$—	—%	—%
2009	350,000	3.69%	4.61%
2010	600,000	4.39%	4.78%
2011	—	—	—%
2012	300,000	5.50%	5.48%
2013-Thereafter	—	—	—%

Total/Weighted Average	$1,250,000	4.46%	—%

  Explanatory Note:

    (1)
    Excludes forward-starting swaps expected to be cash settled on their effective dates and amortized to interest expense through their maturity dates.

        The following table presents our foreign currency derivatives outstanding as of December 31, 2007 (these derivatives outstanding as of December 31, 2007 do not use hedge accounting, but are marked to market under SFAS No. 133 through the Company's Consolidated Statements of Operations) (in thousands):

Derivative Type	Notional Amount	Notional Currency	Notional (USD Equivalent)	Maturity
Sell SEK forward	SEK 287,993	Swedish Krona	$44,545	January 2008
Buy USD/Sell INR forward	INR 394,000	Indian Rupee	$10,000	November 2009
Buy SEK/Sell USD forward	SEK 18,814	Swedish Krona	$2,910	January 2008
Buy SEK forward	SEK 107,539	Swedish Krona	$16,633	January 2008

        At December 31, 2007, derivatives with a fair value of $17.9 million were included in other assets and derivatives with a fair value of $6.6 million were included in other liabilities. During 2007, we recorded a net gain of $0.2 million in "Other expense" on our Consolidated Statements of Operations, due to ineffectiveness on fair-value hedges.

        During the year ended December 31, 2007, we recorded a cumulative non-cash out of period charge of $12.1 million to reflect a cumulative reduction in the fair value of three interest rate swaps which we determined did not qualify for hedge accounting within the meaning of SFAS No. 133. We recorded the charge in our Consolidated Statements of Operations during the year ended December 31, 2007, rather than restating prior periods. The charge reflects a cumulative loss in the fair value of the swaps from the time they were entered into through June 30, 2007 and is recorded as an increase to "Debt obligations" and "Other expense" on our Consolidated Balance Sheets and Statements of Operations, respectively.

        The application of hedge accounting generally requires us to evaluate the effectiveness of our hedging relationships on an ongoing basis and to calculate the changes in fair value of our hedging instruments and related hedged items independently. This is known as the "long-haul" method of hedge accounting. Transactions that meet more stringent criteria may qualify for the "short-cut" method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative.

        We determined that we incorrectly applied the "short-cut" method of hedge accounting to three interest rate swaps which the we entered into in 2003 in connection with our issuance of fixed rate debt securities. Since the swaps were incorrectly designated as qualifying for short-cut hedge accounting, and we did not test the hedging relationships periodically for effectiveness, the provisions of SFAS No. 133 do not allow us to retroactively apply the "long-haul" method, although the swaps would have qualified for long-haul hedge accounting treatment if they had been documented that way at their inception.

        We have concluded that the cumulative loss is not material to any of our previously issued financial statements for any period. Recording the cumulative charge in any year from 2003 through 2006, would have impacted net income by 2.5% or less. Further, we have concluded that the cumulative loss is not material to the current fiscal year. This charge was recorded in "Other expense" on our Consolidated Statements of Operations.

        We redesignated all of our fair value swaps in September 2007 to qualify for hedge accounting treatment under the "long-haul" method as prescribed by SFAS No. 133. Any net ineffectiveness will be recorded in "Other expense" on our Consolidated Statements of Operations.

        Off-Balance Sheet Transactions—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have several investments in unconsolidated entities that have outstanding debt, all of which is non-recourse to us.

        As part of the 2005 acquisition of Falcon Financial, we obtained Falcon Financial's residual interests and servicing obligations related to four off-balance sheet loan securitizations. Our ongoing relationship with these special purpose entities is not material to our operations.

        We have certain discretionary and non-discretionary unfunded commitments related to our loans and other lending investments that we may be required to, or choose to, fund in the future. Discretionary commitments are those under which we have sole discretion with respect to future funding. Non-discretionary commitments are those that we are generally obligated to fund at the request of the borrower or upon the occurrence of events outside of our direct control. As of December 31, 2007, we had 296 loans with unfunded commitments totaling $5.97 billion, of which $1.00 billion was discretionary and $4.97 billion was non-discretionary. In addition, $68.4 million of non-discretionary unfunded commitments related to ten CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon completion of the improvements or construction, we would receive additional operating lease income from the customers. In addition, we have $15.1 million of non-discretionary unfunded commitments related to 12 existing customers in the form of tenant improvements which were negotiated between the Company and the customers at the commencement of the leases. Further, we had 9 equity investments with unfunded non-discretionary commitments of $218.4 million.

        Ratings Triggers—The two commited unsecured revolving credit facilities aggregating $3.42 billion that we had in place at December 31, 2007, bear interest at LIBOR + 0.525% per annum based on our senior unsecured credit ratings of BBB from S&P, Baa2 from Moody's and BBB from Fitch Ratings. Our ability to borrow under our unsecured revolving credit facilities is not dependent on our credit ratings.

        Based on our current senior unsecured debt ratings by S&P, Moody's and Fitch, the financial covenants in most series of our publicly held debt securities, including limitations on incurrence of indebtedness and maintenance of unencumbered assets compared to unsecured indebtedness, are not operative. If we were to be downgraded from our current ratings by two of these three rating agencies, these financial covenants would become operative again. However, as of December 31, 2007, we would be in full compliance with these covenants if they were operative.

        Except as described above, there are no other ratings triggers in any of our debt instruments or other operating or financial agreements at December 31, 2007.

        Transactions with Related Parties—During 2005, we invested in a substantial minority interest of Oak Hill Advisors, L.P., Oak Hill Credit Alpha MGP, OHSF GP Partners II, LLC, Oak Hill Credit Opportunities MGP, LLC, in 2006, OHSF GP Partners, LLC and in 2007, OHA Finance MGP, LLC and OHA Capital Solutions MGP, LLC (see Note 7 to the Consolidated Financial Statements for more detail). In relation to our investment in these entities, we appointed to our Board of Directors a member that holds a substantial investment in these same seven entities. As of December 31, 2007, the carrying value in these ventures was $199.6 million. Earnings from these investments were $31.9 million for the year ended December 31, 2007. We have also invested in eight funds managed by Oak Hill Advisors, L.P., which have a carrying value of $9.9 million as of December 31, 2007. We recorded earnings of $0.1 million from these investments during 2007.

        On November 13, 2007, iStar Acquisition Corp., or IAC filed a registration statement with the Securities and Exchange Commission relating to a $500 million initial public offering. IAC is a blank check company formed for the purpose of acquiring, through a business combination, one or more operating businesses, or a portion of such business or businesses. To date, this filing has not yet become effective and our efforts have been limited solely to organizational activities. There can be no assurance that the offering will be consummated.

        On November 8, 2007 IAC issued 14,375,000 units, each unit consisting of one share of IAC's common stock and one IAC common stock purchase warrant, to us and to Mr. Sugarman, IAC's chairman and the chairman and chief executive officer of iStar. Each party purchased half of the outstanding units for an aggregate of $25,000 in cash, at an average purchase price of approximately $0.002 per unit. On December 19, 2007, iStar and Mr. Sugarman transferred units, at the original cost of $0.002 per unit, to Mr. Nydick, iStar's President, and a group of iStar's senior executives. After giving effect to these transfers and anticipated transfers of initial units to independent directors, iStar and Mr. Sugarman will maintain ownership of equal amounts of initial units.

        IAC issued a $100,000 unsecured promissory note to us and a $100,000 unsecured promissory note to Mr. Sugarman on November 8, 2007. The notes are non-interest bearing and are payable on the earlier of the consummation of the public offering or November 30, 2008.

        IAC's financial statements have been consolidated by iStar and are included in our Consolidated Financial Statements in this annual report on Form 10-K. As such, we have eliminated the inter-company debt, but have a $100,000 liability to Mr. Sugarman and have reflected minority interests in IAC related to units owned by Mr. Sugarman, Mr. Nydick and the group of iStar senior executives with ownership interests. We anticipate that if the public offering is completed, the financial statements of IAC will no longer be consolidated and our investment will be accounted for under the equity method.

        DRIP/Stock Purchase Plans—We maintain a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, our shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, our shareholders and new investors may purchase shares of Common Stock directly from us without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at our sole discretion. Shares issued under the plan may reflect a discount of up to 3% from the prevailing market price of our Common Stock. We are authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plans. During the years ended December 31, 2007, 2006 and 2005, we issued a total of approximately 71,000, 549,000 and 433,000 shares of Common Stock, respectively, through the plans. Net proceeds for the years ended December 31, 2007, 2006 and 2005 were approximately $2.5 million, $22.6 million and $17.4 million, respectively. There are approximately 2.1 million shares available for issuance under the plan as of December 31, 2007.

        Stock Repurchase Program—In November 1999, the Board of Directors approved, and we implemented, a stock repurchase program under which we are authorized to repurchase up to 5.0 million shares of Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under our credit facilities if we determine that it is advantageous to do so. There is no fixed expiration date to this plan. During the year ended December 31, 2007, we repurchased 1.0 million shares of our outstanding Common Stock for a cost of approximately $30.9 million at an average cost per share of $30.53. Prior to 2007, we had not repurchased any shares under the stock repurchase program since November 2000. As of December 31, 2007, we had repurchased a total of approximately 3.3 million shares at an aggregate cost of approximately $71.6 million. We have also issued approximately 1.2 million shares of treasury stock during 2005 (See Note 10 to our Consolidated Financial Statements).

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

        During 2007, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Note 3 to the Company's Consolidated Financial Statements. The following is a summary of accounting policies that require more significant management estimates and judgments:

        Reserve for Loan Losses—The Company maintains a reserve for loan losses at a level that management believes to be adequate to absorb estimated probable credit losses inherent in the loan portfolio. The reserve is increased through the provision for credit losses, which impacts operating results, and decreased by the amount of charge-offs, net of recoveries. Our determination of the adequacy of the reserve is based on periodic evaluations of the loan portfolio and other relevant factors. This evaluation is inherently subjective as it requires material estimates, all of which may be susceptible to significant change, including, among others:

  •
  Expected default probabilities;

  •
  Loss given default;

  •
  Exposure at default;

  •
  Amounts and timing of expected future cash flows on impaired loans;

  •
  Value of collateral;

  •
  Changes in economic conditions; and

  •
  Potential estimation or judgmental imprecision.

        The reserve for loan losses includes a formula-based component and an asset-specific component. The formula-based reserve component covers performing loans and is the product of the probability of default and loss given default based primarily on internal loan risk ratings. Loss factors are based on industry and/or internal experience and may be adjusted for significant factors that, based on our judgment, impact the collectibility of the loans as of the balance sheet date.

        The asset-specific reserve component relates to provisions for losses on loans considered impaired and measured pursuant to Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairments of a Loan," ("SFAS 114"). A reserve is established when the discounted cash flows (or collateral value or observable market price) of the loan is lower than the carrying value of that loan. All of our non-performing loans or NPLs are evaluated individually. We determine the fair value of the collateral using one or more valuation techniques, such as property appraisals, comparable sales, discounted cash flow analyses or replacement cost comparisons. Determination of the fair value of collateral, by any of these techniques, requires significant judgment and discretion by management. If we determine that a loan is impaired, either a specific reserve is created or the loan, or a portion thereof, is charged-off through the reserve for loan losses. Our loan impairment testing resulted in the recognition of specific reserves of $91.6 million during 2007 and charge-offs of $8.7 million during 2006. There were no loan impairments or specific reserves recognized during 2005.

        Long-Lived Assets Impairment Test—We test our long-lived assets for impairment, which are primarily our CTL assets "to be held and used", whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists when the carrying amount of the long-lived asset exceeds its fair value. For this test, recoverability is determined by the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The determination of projected cash flows and eventual sales prices of our long-lived assets requires significant judgment by management about matters that are inherently uncertain.

        Goodwill Impairment Test—Goodwill is not amortized, instead it is tested for impairment at least annually or more frequently if events or circumstances indicate that there may be justification for conducting an interim test. There are two parts to the goodwill impairment analysis. The first part of the test is a comparison of the fair value of the reporting unit containing goodwill to its carrying amount including goodwill. If the fair value is less than the carrying value, then the second part of the test is needed to measure the amount of potential goodwill impairment. The second test requires the fair value of the reporting unit to be allocated to all the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test. The excess of the fair value of the reporting unit over the fair value of assets less liabilities is the implied value of goodwill and is used to determine the amount of impairment. There were no impairment charges recognized during 2007, 2006 or 2005 related to goodwill.

        Fair Value of Derivatives—We have historically used derivatives to help manage our interest rate and foreign exchange risks. Derivatives are recorded on the balance sheet at fair value as assets or liabilities. Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing unrelated parties, other than in a forced or liquidation sale. The degree of management judgment involved in determining the fair value of a financial instrument depends on the availability and reliability of relevant market data, such as quoted market prices. Financial instruments that are actively traded and have quoted market prices or readily available market data require minimal judgment in determining fair value. When observable market prices and data are not readily available or do not exist, we estimate the fair value using market data and model-based interpolations using standard models that are widely accepted within the industry. Market data includes prices of instruments with similar maturities and characteristics, duration, interest rate yield curves and measures of volatility. Derivative assets were $17.9 million and derivatives liabilities were $6.6 million on December 31, 2007, compared with derivative assets of $9.3 million and derivatives liabilities of $23.3 million on December 31, 2006.

        Consolidation—Variable Interest Entities—We are a party to a number of off-balance sheet joint ventures and other unconsolidated arrangements with varying structures. We consolidate certain entities in which we own less than a 100% equity interest if we determine that we have a controlling interest or are the primary beneficiary of a variable interest entity ("VIE") as defined in FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (an interpretation of ARB No. 51) ("FIN 46R"). There is a significant amount of judgment required in interpreting the provisions of FIN 46R and applying them to specific transactions. In order to determine if an entity is considered a VIE, we first perform a qualitative analysis, which requires certain subjective decisions regarding our assessment, including, but not limited to, the nature and structure of the entity, the variability of the economic interests that the entity passes along to its interest holders, the rights of the parties and the purpose of the arrangement. An iterative quantitative analysis is required if our qualitative analysis proves inconclusive as to whether the entity is a VIE or we are the primary beneficiary and consolidation is required.

New Accounting Standards

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We will adopt SFAS 141(R) as required, and we are still evaluating the impact on our Consolidated Financial Statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. We will adopt SFAS 160 on January 1, 2009, as required, and we are still evaluating the impact of adoption on our Consolidated Financial Statements.

        In February 2007, the FASB released Statement of Financial Accounting Standards No. 159 ("SFAS No. 159"), "The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value and is effective for the first fiscal year beginning after November 15, 2007. We will adopt SFAS No. 159 on January 1, 2008, as required, and we do not expect it to have a significant impact on our Consolidated Financial Statements.

        In September 2006, the FASB released Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the exchange price notion in the fair value definition to mean the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). This statement also clarifies that market participant assumptions should include assumptions about risk, should include assumptions about the effect of a restriction on the sale or use of an asset and should reflect its nonperformance risk (the risk that the obligation will not be fulfilled). Nonperformance risk should include the reporting entity's credit risk. SFAS

No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 on January 1, 2008, as required, and we do not expect it to have a significant impact on our Consolidated Financial Statements.

        In July 2006, the FASB released Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109." FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 during 2007, as required, and it did not have a significant impact on our Consolidated Financial Statements.

        In March 2006, the FASB released Statement of Financial Accounting Standards No. 156 ("SFAS No. 156"), "Accounting for Servicing of Financial Assets." SFAS No. 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from the use of different measurement attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. SFAS No. 156 modifies the accounting for servicing rights by: (1) clarifying when a separate asset or servicing liability should be recognized; (2) requiring a separately recognized servicing asset or servicing liability to be measured at fair value; (3) allowing entities to subsequently measure servicing rights either at fair value or under the amortization method for each class of a separately recognized servicing asset or servicing liability; (4) permitting a one-time reclassification of available-for-sale securities to trading securities; and (5) requiring separate presentation of servicing assets and servicing liabilities subsequently measured at fair value. SFAS No. 156 is effective in annual periods beginning after September 15, 2006. We adopted SFAS No. 156 during 2007, as required, and it did not have a significant impact on our Consolidated Financial Statements.

        In February 2006, the FASB released Statement of Financial Accounting Standards No. 155 ("SFAS No. 155"), "Accounting for Certain Hybrid Financial Instruments." The key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips (IOs) and principal-only strips (POs) from derivative accounting under paragraph 14 of SFAS No. 133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a qualifying special-purpose entity (QSPE) holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS No. 155 is effective for annual periods beginning after September 15, 2006. We adopted SFAS No. 155 during 2007, as required, and it did not have a significant impact on our Consolidated Financial Statements.

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

        Approximately 30% of our loan investments are subject to prepayment protection in the form of lock-outs, yield maintenance provisions or other prepayment premiums which provide substantial yield protection to us. Those assets generally not subject to prepayment penalties include: (1) variable-rate loans based on LIBOR, originated or acquired at par, which would not result in any gain or loss upon repayment; and (2) discount loans and loan participations acquired at discounts to face values, which would result in gains upon repayment. Further, while we generally seek to enter into loan investments which provide for substantial prepayment protection, in the event of declining interest rates, we could receive such prepayments and may not be able to reinvest such proceeds at favorable returns. Such prepayments could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

Interest Rate Risks

        In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us which adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

        Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond the control of the Company. As more fully discussed in Note 11 to the Company's Consolidated Financial Statements, we employ match funding-based financing and hedging strategies to limit the effects of changes in interest rates on our operations, including engaging in interest rate caps, floors, swaps and other interest rate-related derivative contracts. These strategies are specifically designed to reduce our exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate movements in the market. We do not enter into derivative contracts for speculative purposes or as a hedge against changes in credit risk of our borrowers or of the Company itself.

        Each interest rate cap or floor agreement is a legal contract between us and a third party (the "counterparty"). When we purchase a cap or floor contract, we make an up-front payment to the counterparty and the counterparty agrees to make payments to us in the future should the reference rate (typically one-, three- or six-month LIBOR) rise above (cap agreements) or fall below (floor agreements) the "strike" rate specified in the contract. Each contract has a notional face amount. Should the reference rate rise above the contractual strike rate in a cap, we will earn cap income. Should the reference rate fall below the contractual strike rate in a floor, we will earn floor income. Payments on an annualized basis will equal the contractual notional face amount multiplied by the difference between the actual reference rate and the contracted strike rate. We utilize the provisions of SFAS No. 133 with respect to such instruments. SFAS No. 133 provides that the up-front fees paid on option-based products such as caps be expensed into earnings based on the allocation of the premium to the affected periods as if the agreement were a series of "caplets." These allocated premiums are then reflected as a charge to income and are included in "Interest expense" on the Company's Consolidated Statements of Operations in the affected period.

        Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which swaps are based is not exchanged. Our swaps are either "pay fixed" swaps involving the exchange of variable-rate interest payments from the counterparty for fixed interest payments from us or "pay floating" swaps involving the exchange of fixed-rate interest payments from the counterparty for variable-rate interest payments from us, which mitigates the risk of changes in fair value of our fixed-rate debt obligations.

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

        While a REIT may utilize derivative instruments to hedge interest rate risk on its liabilities incurred to acquire or carry real estate assets without generating non-qualifying income, use of derivatives for other purposes will generate non-qualified income for REIT income test purposes. This includes hedging asset-related risks such as credit, foreign exchange and prepayment or interest rate exposure on our loan assets. As a result our ability to hedge these types of risks is limited.

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

        The following table quantifies the potential changes in net investment income and net fair value of financial instruments should interest rates increase or decrease 100 or 200 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). Net investment income is calculated as revenue from loans and other lending investments and operating leases and earnings from equity method investments, less interest expense, operating costs on CTL assets and loss on early extinguishment of debt, for the year ended December 31, 2007. Net fair value of financial instruments is calculated as the sum of the value of derivative instruments and the present value of cash in-flows generated from interest-earning assets, less cash out-flows in respect to interest-bearing liabilities as of December 31, 2007. The cash flows associated with our assets are calculated based on management's best estimate of expected payments for each loan based on loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty, term and collateral type. Many of our loans are protected from prepayment as a result of prepayment penalties, yield maintenance fees or contractual terms which prohibit prepayments during specified periods. However, for those loans where prepayments are not currently precluded by contract, declines in interest rates may increase prepayment speeds. The base interest rate scenario assumes the one-month LIBOR rate of 4.6% as of December 31, 2007. Actual results could differ significantly from those estimated in the table.

        Net fair value of financial instruments in the table below does not include CTL assets (approximately 21% of total assets) and certain forms of corporate finance investments but includes debt associated with the financing of these assets. Therefore, the table below is not a meaningful representation of the estimated percentage change in net fair value of financial instruments with change in interest rates.

        The estimated percentage change in net investment income does include operating lease income from CTL assets and therefore is a more accurate representation of the impact of changes in interest rates on net investment income.

Estimated Percentage Change In

Change in Interest Rates	Net Investment Income(1)	Net Fair Value of Financial Instruments(2)
-200 Basis Points	10.3%	(468.1)%
-100 Basis Points	3.4%	(227.6)%
Base Interest Rate	0.0%	0.0%
+100 Basis Points	0.3%	215.3%
+200 Basis Points	1.8%	419.1%

                Explanatory Note:

    (1)
    Net investment income increases with decreases in interest rates due interest rate floors on certain assets that become effective in the current low interest rate environment.

    (2)
    The estimated net fair value of financial instruments under the base interest rate was $39.0 million. A 100 and 200 basis point increase in interest rates would increase the estimated net fair values of the financial instruments to $123.0 million and $202.6 million, respectively. A 100 and 200 basis point decrease in interest rates would decrease the estimated net fair values of the financial instruments to $(49.8) million and $(143.6) million, respectively.

Item 8.    Financial Statements and Supplemental Data

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        Financial statements of 22 unconsolidated entities accounted for under the equity method have been omitted because the Company's proportionate share of the income from continuing operations before income taxes is less than 20% of the respective consolidated amount and the investments in and advances to each company are less than 20% of consolidated total assets.

Management's Report on Internal Control over Financial Reporting

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

        Based on Management's assessment under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2007. Additionally, based upon management's assessment, the Company has determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2007.

        The Company's internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of iStar Financial Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iStar Financial Inc. and its subsidiaries (collectively, the "Company") at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
New York, New York
February 29, 2008

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	As of December 31,
	2007	2006
ASSETS
Loans and other lending investments, net	$10,949,354	$6,799,850
Corporate tenant lease assets, net	3,309,866	3,084,794
Other investments	856,609	789,647
Other real estate owned	128,558	—
Assets held for sale	74,335	9,398
Cash and cash equivalents	104,507	105,951
Restricted cash	32,977	28,986
Accrued interest and operating lease income receivable	141,405	72,954
Deferred operating lease income receivable	102,135	79,498
Deferred expenses and other assets	105,274	71,181
Goodwill	43,278	17,736

Total assets	$15,848,298	$11,059,995

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$495,311	$200,957
Debt obligations	12,399,558	7,833,437

Total liabilities	12,894,869	8,034,394

Commitments and contingencies	—	—
Minority interest in consolidated entities	53,948	38,738
Shareholders' equity:
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at December 31, 2007 and 2006	4	4
Series E Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,600 shares issued and outstanding at December 31, 2007 and 2006	6	6
Series F Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at December 31, 2007 and 2006	4	4
Series G Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 3,200 shares issued and outstanding at December 31, 2007 and 2006	3	3
Series I Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,000 shares issued and outstanding at December 31, 2007 and 2006	5	5
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 136,340 issued and 133,929 outstanding at December 31, 2007 and 127,964 issued and 126,565 outstanding at December 31, 2006	135	127
Options	1,392	1,696
Additional paid-in capital	3,700,086	3,464,229
Retained earnings (deficit)	(752,440)	(479,695)
Accumulated other comprehensive income (losses) (see Note 14)	(2,295)	16,956
Treasury stock (at cost)	(57,219)	(26,272)

Total shareholders' equity	2,899,481	2,986,863

Total liabilities and shareholders' equity	$15,848,298	$11,059,995

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
Revenue:
Interest income	$998,008	$575,598	$406,668
Operating lease income	324,210	305,583	293,821
Other income	103,360	78,709	81,440

Total revenue	1,425,578	959,890	781,929

Costs and expenses:
Interest expense	627,720	429,613	312,806
Operating costs—corporate tenant lease assets	29,727	28,848	21,032
Depreciation and amortization	93,944	76,226	69,986
General and administrative	165,176	96,432	63,987
Provision for loan losses	185,000	14,000	2,250
Loss on early extinguishment of debt	—	—	46,004
Other expense	144,166	—	—

Total costs and expenses	1,245,733	645,119	516,065

Income before earnings from equity method investments, minority interest and other items	179,845	314,771	265,864
Earnings from equity method investments	29,626	12,391	3,016
Minority interest in consolidated entities	816	(1,207)	(980)

Income from continuing operations	210,287	325,955	267,900
Income from discontinued operations	20,839	24,645	13,659
Gain from discontinued operations, net	7,832	24,227	6,354

Net income	238,958	374,827	287,913
Preferred dividend requirements	(42,320)	(42,320)	(42,320)

Net income allocable to common shareholders and HPU holders(1)	$196,638	$332,507	$245,593

Per common share data(2):
Income from continuing operations per common share:
Basic	$1.30	$2.40	$1.95
Diluted	$1.29	$2.38	$1.94
Net income per common share:
Basic	$1.52	$2.82	$2.13
Diluted	$1.51	$2.79	$2.11
Weighted average number of common shares—basic	126,801	115,023	112,513
Weighted average number of common shares—diluted	127,792	116,219	113,703
Per HPU share data(2):
Income from continuing operations per HPU share:
Basic	$246.13	$455.40	$370.07
Diluted	$243.47	$450.94	$366.34
Net income per HPU share:
Basic	$287.93	$533.80	$402.87
Diluted	$285.00	$528.67	$398.87
Weighted average number of HPU shares—basic	15	15	15
Weighted average number of HPU shares—diluted	15	15	15

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program (see Note 12).

(2)
See Note 13—Earnings Per Share for additional information.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Changes in Shareholders' Equity

(In thousands)

	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series I Preferred Stock	HPU's	Common Stock at Par	Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (losses)	Treasury Stock	Total
Balance at December 31, 2004	$4	$6	$4	$3	$5	$7,828	$111	$6,458	$2,840,062	$(349,097)	$(2,086)	$(48,056)	$2,455,242
Exercise of options and warrants	—	—	—	—	—	—	1	(8)	1,762	—	—	—	1,755
Issuance of treasury stock	—	—	—	—	—	—	1	—	26,169	—	—	21,784	47,954
Dividends declared—preferred	—	—	—	—	—	—	—	—	—	(42,320)	—	—	(42,320)
Dividends declared—common	—	—	—	—	—	—	—	—	—	(330,998)	—	—	(330,998)
Dividends declared—HPU	—	—	—	—	—	—	—	—	—	(8,256)	—	—	(8,256)
HPU's sold to employees	—	—	—	—	—	969	—	—	—	—	—	—	969
Issuance of stock—vested restricted stock units	—	—	—	—	—	—	—	—	1,022	—	—	—	1,022
Issuance of stock—DRIP/stock purchase plan	—	—	—	—	—	—	—	—	17,419	—	—	—	17,419
Net income for the period	—	—	—	—	—	—	—	—	—	287,913	—	—	287,913
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	—	15,971	—	15,971

Balance at December 31, 2005	$4	$6	$4	$3	$5	$8,797	$113	$6,450	$2,886,434	$(442,758)	$13,885	$(26,272)	$2,446,671
Exercise of options	—	—	—	—	—	—	—	(4,754)	7,332	—	—	—	2,578
Net proceeds from equity offering	—	—	—	—	—	—	13	—	541,419	—	—	—	541,432
Dividends declared—preferred	—	—	—	—	—	—	—	—	—	(42,320)	—	—	(42,320)
Dividends declared—common	—	—	—	—	—	—	—	—	—	(360,765)	—	—	(360,765)
Dividends declared—HPU	—	—	—	—	—	—	—	—	—	(8,679)	—	—	(8,679)
Redemption of HPU's	—	—	—	—	—	(3,569)	—	—	2,339	—	—	—	(1,230)
HPU compensation expense	—	—	—	—	—	4,572	—	—	—	—	—	—	4,572
Issuance of stock—vested restricted stock units	—	—	—	—	—	—	—	—	4,150	—	—	—	4,150
Issuance of stock—DRIP/stock purchase plan	—	—	—	—	—	—	1	—	22,555	—	—	—	22,556
Net income for the period	—	—	—	—	—	—	—	—	—	374,827	—	—	374,827
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	—	3,071	—	3,071

Balance at December 31, 2006	$4	$6	$4	$3	$5	$9,800	$127	$1,696	$3,464,229	$(479,695)	$16,956	$(26,272)	$2,986,863

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Changes in Shareholders' Equity

(In thousands)

	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series I Preferred Stock	HPU's	Common Stock at Par	Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (losses)	Treasury Stock	Total
Balance at December 31, 2006	$4	$6	$4	$3	$5	$9,800	$127	$1,696	$3,464,229	$(479,695)	$16,956	$(26,272)	$2,986,863
Exercise of options	—	—	—	—	—	—	—	(304)	3,192	—	—	—	2,888
Net proceeds from equity offering	—	—	—	—	—	—	8	—	217,926	—	—	—	217,934
Dividends declared—preferred	—	—	—	—	—	—	—	—	—	(42,320)	—	—	(42,320)
Dividends declared—common	—	—	—	—	—	—	—	—	—	(459,253)	—	—	(459,253)
Dividends declared—HPU	—	—	—	—	—	—	—	—	—	(10,130)	—	—	(10,130)
Repurchase of stock	—	—	—	—	—	—	—	—	—	—	—	(30,947)	(30,947)
Issuance of stock—vested restricted stock units	—	—	—	—	—	—	—	—	11,116	—	—	—	11,116
Issuance of stock—DRIP/stock purchase plan	—	—	—	—	—	—	—	—	2,518	—	—	—	2,518
Redemption of HPU's	—	—	—	—	—	—	—	—	1,105	—	—	—	1,105
Net income for the period	—	—	—	—	—	—	—	—	—	238,958	—	—	238,958
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	—	(19,251)	—	(19,251)

Balance at December 31, 2007	$4	$6	$4	$3	$5	$9,800	$135	$1,392	$3,700,086	$(752,440)	$(2,295)	$(57,219)	$2,899,481

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$238,958	$374,827	$287,913
Adjustments to reconcile net income to cash flows from operating activities:
Minority interest in consolidated entities	(816)	545	980
Non-cash expense for stock-based compensation	17,743	11,598	3,028
Shares withheld for employee taxes on stock based compensation arrangements	(3,800)	(710)	(2,148)
Depreciation, depletion and amortization	100,123	83,967	76,275
Amortization of deferred financing costs	26,833	22,444	30,148
Amortization of discounts/premiums, deferred interest and costs on lending investments	(234,944)	(72,635)	(67,343)
Discounts, loan fees and deferred interest received	66,991	65,861	119,477
Equity in earnings of unconsolidated entities	(29,468)	(12,391)	(3,016)
Distributions from operations of unconsolidated entities	41,796	16,048	6,672
Loss on early extinguishment of debt, net of cash paid	—	—	38,503
Deferred operating lease income receivable	(23,816)	(10,413)	(14,855)
Gain from discontinued operations, net	(7,832)	(14,565)	(6,354)
Impairments of securities	145,429	—	—
Provision for loan losses	185,000	14,000	2,250
Provision for deferred taxes	1,318	(1,777)	—
Other non-cash adjustments	(2,638)	—	—
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	(26,147)	(41,226)	(4,651)
Changes in deferred expenses and other assets	(1,151)	(40,313)	9,194
Changes in accounts payable, accrued expenses and other liabilities	67,758	35,964	39,846

Cash flows from operating activities	561,337	431,224	515,919

Cash flows from investing activities:
New investment originations	(2,900,301)	(3,058,331)	(2,804,213)
Cash paid for acquisitions	(1,891,571)	(31,720)	(113,696)
Purchase of securities	(28,815)	(475,824)	(335,838)
Add-on fundings under existing loan commitments	(2,955,395)	(770,542)	(349,200)
Net proceeds from sales of corporate tenant lease assets	70,227	109,394	36,915
Repayments of and principal collections on loans	2,660,080	1,923,320	2,290,859
Proceeds from maturities or sales of securities	311,432	41,279	73,434
Contributions to unconsolidated entities	(69,184)	(214,328)	(153,773)
Distributions from unconsolidated entities	167,975	26,590	5,309
Capital expenditures and improvements on corporate tenant lease assets	(115,055)	(82,313)	(55,918)
Other investing activities, net	5,527	3,215	—

Cash flows from investing activities	(4,745,080)	(2,529,260)	(1,406,121)

Cash flows from financing activities:
Borrowings under revolving credit facilities	28,255,242	7,653,590	6,358,000
Repayments under revolving credit facilities	(26,548,594)	(7,994,305)	(6,034,586)
Borrowings under interim financing facility	1,900,000	—	—
Repayments under interim financing facility	(610,189)	—	—
Borrowings under secured term loans	18,522	182,255	60,705
Repayments under secured term loans	(166,411)	(30,713)	(342,627)
Repayments under secured notes	—	—	(932,914)
Borrowings under unsecured notes	1,818,184	2,172,640	2,056,777
Repayments under unsecured notes	(214,775)	(50,000)	(47)
Borrowings under other debt obligations	—	—	97,963
Contributions from minority interest partners	17,570	21,846	11,684
Distributions to minority interest partners	(3,817)	(2,851)	(2,599)
Changes in restricted cash held in connection with debt obligations	1,419	(182)	10,764
Payments for deferred financing costs/proceeds from hedge settlements, net	(130)	(18,973)	(4,530)
Common dividends paid	(425,479)	(360,765)	(330,998)
Preferred dividends paid	(42,320)	(42,320)	(42,320)
HPU dividends paid	(9,426)	(8,679)	(8,256)
HPUs issued/(redeemed)	(82)	1,033	969
Purchase of treasury stock	(30,947)	—	—
Net proceeds from equity offering	218,189	541,432	—
Proceeds from exercise of options and issuance of DRIP/Stock purchase shares	5,343	24,609	19,165

Cash flows from financing activities	4,182,299	2,088,617	917,150

Changes in cash and cash equivalents	(1,444)	(9,419)	26,948
Cash and cash equivalents at beginning of period	105,951	115,370	88,422

Cash and cash equivalents at end of period	$104,507	$105,951	$115,370

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$585,233	$376,977	$262,283

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Notes to Consolidated Financial Statements

Note 1—Business and Organization

        Business    iStar Financial Inc. is a leading publicly traded finance company focused on the commercial real estate industry. We primarily provide custom tailored financing to high-end private and corporate owners of real estate, including senior and mezzanine real estate debt, senior and mezzanine corporate capital, corporate net lease financing and equity. The Company, which is taxed as a real estate investment trust ("REIT"), seeks to deliver strong dividends and superior risk-adjusted returns on equity to shareholders by providing innovative and value added financing solutions to its customers. The Company's two primary lines of business are lending and corporate tenant leasing.

        The lending business is primarily comprised of senior and mezzanine real estate loans that typically range in size from $20 million to $150 million and have maturities generally ranging from three to ten years. These loans may be either fixed rate (based on the U.S. Treasury rate plus a spread) or variable rate (based on LIBOR plus a spread) and are structured to meet the specific financing needs of the borrowers. The Company also provides senior and subordinated capital to corporations, particularly those engaged in real estate or real estate related businesses. These financings may be either secured or unsecured, typically range in size from $20 million to $150 million and have maturities generally ranging from three to ten years. As part of the lending business, the Company also acquires whole loans, loan participations and debt securities which present attractive risk-reward opportunities.

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

        The Company's primary sources of revenues are interest income, which is the interest that borrowers pay on loans, and operating lease income, which is the rent that corporate customers pay to lease our CTL properties. A smaller and more variable source of revenue is other income, which consists primarily of prepayment penalties and realized gains that occur when borrowers repay their loans before the maturity date. The Company primarily generates income through the "spread" or "margin," which is the difference between the revenues generated from loans and leases and interest expense and the cost of CTL operations. The Company generally seeks to match-fund our revenue generating assets with either fixed or floating rate debt of a similar maturity so that changes in interest rates or the shape of the yield curve will have a minimal impact on earnings.

        Organization    The Company began its business in 1993 through private investment funds. In 1998, the Company converted its organizational form to a Maryland corporation and the Company replaced its former dual class common share structure with a single class of common stock. The Company's common stock ("Common Stock") began trading on the New York Stock Exchange on November 4, 1999. Prior to this date, the Company's Common Stock was traded on the American Stock Exchange. Since that time, the Company has grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions, including the acquisition of TriNet Corporate Realty Trust, Inc. in 1999, the acquisition of Falcon Financial Investment Trust, the acquisition of a significant non-controlling interest in Oak Hill Advisors, L.P. and affiliates in 2005, and the acquisition of the commercial real estate lending business of Fremont Investment and Loan, a division of Fremont General Corporation, in 2007.

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

        Certain investments in joint ventures or other entities which the Company does not control are accounted for under the equity method (see Note 7). The Company also uses the cost method when its interest is such that it has no significant influence over operating and financial policies. Under the cost method, the Company records the initial investment at cost. Thereafter, income is recognized only when the Company receives distributions from earnings subsequent to the acquisition or when the Company sells its interest in the venture (see Note 7).

        Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related notes to conform to the 2007 presentation.

Note 3—Summary of Significant Accounting Policies

        Loans and other lending investments, net—As described in Note 5, "Loans and Other Lending Investments" includes the following investments: senior mortgages, subordinate mortgages, corporate/partnership loans and other lending investments-securities. Management considers nearly all of its loans and other lending investments to be held-for-investment or held-to-maturity, although a small number of investments may be classified as held-for-sale or available-for-sale. Items classified as held-for-investment or held-to-maturity are reflected at historical cost and adjusted for reserve for loan losses, unamortized acquisition premiums or discounts and unamortized deferred loan fees. Items classified as available-for-sale are reported at fair values with unrealized gains and losses included in "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included on the Company's Consolidated Statements of Operations.

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

        CTL assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less costs to sell and are included in "Assets held for sale" on the Company's Consolidated Balance Sheets. The Company also periodically reviews long-lived assets to be held and used for an impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

        Regarding the Company's acquisition of facilities, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements, is determined as if these assets are vacant, that is, at replacement cost. Intangible assets may include above-market or below-market value of leases, the value of in-place leases and the value of customer relationships and are recorded at their relative fair values.

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

        Other real estate owned—Other real estate owned ("OREO") consists of properties acquired by foreclosure or by deed in lieu of foreclosure in partial or total satisfaction of non-performing loans. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value less estimated costs to sell based upon the property's fair value at the date of transfer. The excess of the carrying value of the loan over the fair value of the property less estimated costs to sell is charged-off to the reserve for loan losses. Any decline in the estimated fair value of OREO that occurs after the initial transfer from the loan portfolio and any costs of holding the property are recorded in "Other expense" in the Company's Consolidated Statements of Operations. Significant property improvements may be capitalized to the extent that carrying value does not exceed estimated fair value. The gain or loss on final disposition of an OREO is recorded in Other expense and is considered income/loss from continuing operations because it represents the final stage of the Company's loan collection process.

        Timber and timberlands—Timber and timberlands, including logging roads, are stated at cost less accumulated depletion for timber harvested and accumulated road amortization. The Company capitalizes timber and timberland purchases and reforestation costs and other costs associated with the planting and growing of timber, such as site preparation, growing or purchases of seedlings, planting, silviculture, herbicide application and the thinning of tree stands to improve growth. The cost of timber and timberlands typically is allocated between the timber and the land acquired, based on estimated relative fair values.

        Timber carrying costs, such as real estate taxes, insect and wildlife control and timberland management fees, are expensed as incurred. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales. Timber and timberlands are included in "Other investments" on the Company's Consolidated Balance Sheets (see Note 7).

        Capitalized interest and project costs—The Company capitalizes pre-construction costs essential to the development of property, development costs, construction costs, real estate taxes, insurance and interest costs incurred during the construction periods for qualified build-to-suit projects for corporate tenants. The Company ceases cost capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

activity. Capitalized interest was approximately $4.0 million, $1.9 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005.

        Cash and cash equivalents—Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

        Restricted cash—Restricted cash represents amounts required to be maintained in escrow under certain of the Company's debt obligations, leasing and derivative transactions.

        Non-cash activity—During 2005, in relation to the acquisition of a significant minority interest in Oak Hill (as defined and discussed in further detail in Note 7), the Company issued 1,164,310 shares of Common Stock.

        Variable interest entities—In accordance with FIN 46R, the Company identifies entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE"), and determines when and which business enterprise, if any, should consolidate the VIE. In addition, the Company discloses information pertaining to such entities wherein the Company is the primary beneficiary or other entities wherein the Company has a significant variable interest.

        During 2007, the Company closed on a €100 million commitment in Moor Park Real Estate Partners II, L.P. Incorporated ("Moor Park"). Moor Park is a third-party managed fund that was created to make investments in European real estate as a 33% investor along-side a sister fund. The Company determined that Moor Park is a VIE and that the Company is the primary beneficiary. As such, the Company consolidates this entity for financial statement purposes. As of December 31, 2007, Moor Park had $43.7 million of total assets, no debt and $1.3 million of minority interest. The investments held by this entity are presented in "Other investments" on the Company's Consolidated Balance Sheets as of December 31, 2007.

        During 2006, the Company made an investment in TN NRDC, LLC ("TN"). TN was created to invest in a strategic real estate related opportunity in Canada. The Company determined that TN is a VIE and that the Company is the primary beneficiary. As such, the Company consolidates TN for financial statement purposes. As of December 31, 2007, TN had $101.6 million of total assets, no debt and $6.0 million of minority interest. The cost method investment held by this entity is presented in "Other investments" on the Company's Consolidated Balance Sheets.

        During 2006, the Company made an investment in Madison Deutsche Andau Holdings, LP ("Madison DA"). Madison DA was created to invest in mortgage loans secured by real estate in Europe. The Company determined that Madison DA is a VIE and that the Company is the primary beneficiary. As such, the Company consolidates Madison DA for financial statement purposes. As of December 31, 2007, Madison DA had $67.0 million of total assets, no debt and $10.2 million of minority interest. The investments held by this entity are presented in "Loans and other lending investments" on the Company's Consolidated Balance Sheets.

        Identified intangible assets and goodwill—Upon the acquisition of a business, the Company records intangible assets acquired at their estimated fair values separate and apart from goodwill. The Company determines whether such intangible assets have finite or indefinite lives. As of December 31, 2007, all such intangible assets acquired by the Company have finite lives. The Company amortizes finite lived intangible assets based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company recognizes impairment loss on finite lived intangible assets if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

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

        As of December 31, 2007 and 2006, the Company had $98.6 million and $52.0 million of unamortized finite lived intangible assets primarily related to the acquisition of new CTL facilities and the acquisitions of Fremont CRE, Falcon Financial Investment Trust ("Falcon Financial") and certain partnership interests in AutoStar Realty Operating Partnership, L.P. ("AutoStar"). The total amortization expense for these intangible assets was $9.2 million, $3.8 million and $3.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The estimated aggregate amortization costs for the years ending December 31, 2008, 2009, 2010, 2011 and 2012 are $16.3 million, $16.3 million, $16.3 million, $15.9 million and $9.6 million, respectively.

        Revenue recognition—The Company's revenue recognition policies are as follows:

        Loans and other lending investments:    Interest income is recognized using the effective interest method applied on a loan-by-loan basis.

        On occasion, the Company may acquire loans at premiums or discounts based on the credit characteristics of such loans. These premiums or discounts are recognized as yield adjustments over the lives of the related loans. Loan origination or exit fees, as well as direct loan origination costs, are also deferred and recognized over the lives of the related loans as a yield adjustment, if management believes it is probable that such amounts will be received. If loans with premiums, discounts, loan origination or exit fees are prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase in the prepayment gain or loss which is included in "Other income" on the Company's Consolidated Statements of Operations.

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

        Reserve for Loan Losses—The Company maintains a reserve for loan losses at a level that management believes to be adequate to absorb estimated probable credit losses inherent in the loan portfolio. The reserve is increased through the "Provision for loan losses" on the Company's Consolidated Statements of Operations and decreased by the amount of charge-offs, net of recoveries. The Company's determination of the adequacy of the reserve is based on periodic evaluations of the loan portfolio and other relevant factors. This evaluation is inherently subjective as it requires material estimates, all of which may be susceptible to significant change, including, among others:

  •
  Expected default probabilities;

  •
  Loss given default;

  •
  Exposure at default;

  •
  Amounts and timing of expected future cash flows on impaired loans;

  •
  Value of collateral;

  •
  Changes in economic conditions; and

  •
  Potential estimation or judgmental imprecision.

        The reserve for loan losses includes a formula-based component and an asset-specific component. The formula-based reserve component covers performing loans and is the product of the probability of default and loss given default estimates based primarily on internal loan risk ratings. Loss factors are based on industry and/or internal experience and may be adjusted for significant factors that, based on the Company's judgment, impact the collectibility of the loans as of the balance sheet date.

        The asset-specific reserve component relates to provisions for losses on loans considered impaired and measured pursuant to Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairments of a Loan," ("SFAS 114"). The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the loan agreement on a timely basis. A reserve is established when the discounted cash flows (or collateral value or observable market price) of the loan is lower than the carrying value of that loan. Each of our non-performing loans or NPLs are evaluated for impairment individually.

        Loans are placed on non-accrual status at such time as: (1) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; (2) the loan becomes 90 days delinquent; (3) the loan has a maturity default; or (4) the net realizable value of the loan's underlying collateral approximates the Company's carrying value of such loan. While on non-accrual status, loans are either accounted for on a cash basis, in which interest income is recognized only upon actual receipt, or on a cost-recovery basis, in which all receipts reduce loan carrying value, based on the Company's judgement as to collectibility of principal.

        The Company's loans are generally collateralized by real estate assets or are corporate lending arrangements to entities with significant real estate holdings and other corporate assets. While the underlying real estate assets for the corporate lending instruments may not serve as collateral for the

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

Company's investments in all cases, the Company evaluates the underlying real estate assets when estimating loan loss exposure because the Company's loans generally have restrictions as to how much senior and/or secured debt the customer may borrow ahead of the Company's position.

        Allowance for doubtful accounts—The Company has established policies that require a reserve on the Company's accrued operating lease income receivable balances and on the deferred operating lease income receivable balances. The reserve covers asset specific problems (e.g., bankruptcy) as they arise, as well as a portfolio reserve based on management's evaluation of the credit risks associated with these receivables.

        Derivative instruments and hedging activity—The Company recognizes derivatives as either assets or liabilities on the Company's Consolidated Balance Sheets at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.

        For fair value hedges, changes in the fair value of the derivative, along with changes in the fair value of the respective hedged item are reported in earnings in "Other expense" on the Company's Consolidated Statements of Operations.

        The effective portion of the change in fair value of a derivative that is designated as a cash flow hedge is reported in "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and is recognized on the same line on the Company's Consolidated Statements of Operations as the hedged item. The ineffective portion of a change in fair value of a cash flow hedge is reported in "Other expense" on the Company's Consolidated Statements of Operations. The net interest receivable or payable on the interest rate swaps is accrued and recognized as an adjustment to "Interest expense" on the Company's Consolidated Statements of Operations.

        Derivatives that are not designated as fair value or cash flow hedges are considered economic hedges, with changes in fair value reported in current earnings in "Other income" on the Company's Consolidated Statements of Operations. The Company does not enter into derivatives for trading purposes.

        The Company formally documents all hedging relationships at inception, including its risk management objective and strategy for undertaking the hedge transaction. The hedge instrument and the hedged item are designated at the execution of the hedge instrument or upon re-designation during the life of the hedge. Hedge effectiveness is assessed and measured under identical time periods and the Company utilizes the cumulative hypothetical derivative method to assess and measure effectiveness. In addition, the Company does not exclude any component of the derivative's gain or loss in the assessment of effectiveness.

        Stock-based compensation—The Company measures compensation costs for restricted stock awards as of the date of grant and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the respective vesting/service period.

        The Company follows the fair-value method of accounting for options issued to employees or directors. Accordingly, the Company recognizes a charge equal to the fair value of these options at the date of grant multiplied by the number of options issued. This charge is amortized over the related remaining vesting terms to individuals as additional compensation.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

        Disposal of long-lived assets—The results of operations from CTL assets sold or held for sale in the current and prior periods are classified as "Income from discontinued operations" on the Company's Consolidated Statements of Operations even though such income was actually recognized by the Company prior to the asset sale. Gains from the sale of CTL assets are classified as "Gain from discontinued operations, net" on the Company's Consolidated Statements of Operations.

        Depletion—Depletion relates to the Company's investment in timberland assets. Assumptions and estimates are used in the recording of depletion. An annual depletion rate for each timberland investment is established by dividing book cost of timber by estimated standing merchantable inventory. Changes in the assumptions and/or estimations used in these calculations may affect the Company's results, in particular depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable.

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

        The Company can participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, as long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries ("TRSs"), is engaged in various real estate related opportunities, including but not limited to: (1) managing corporate credit-oriented investment strategies; (2) certain activities related to the purchase and sale of timber and timberlands; and (3) servicing certain loan portfolios. The Company will consider other investments through TRS entities if suitable opportunities arise. The Company's TRS entities are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in TRS entities and are included in "General and administrative" on the Company's Consolidated Statements of Operations. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of our temporary differences and carryforwards are recorded as deferred tax assets and deferred tax liabilities, included in "Deferred expenses and other assets" and "Accounts payable, accrued expenses and other liabilities", respectively, on the Company's Consolidated Balance Sheets. Such amounts are not material to the Company's Consolidated Financial Statements. Accordingly, except for the Company's taxable REIT subsidiaries, no current or deferred federal taxes are provided for in the Consolidated Financial Statements.

        Earnings per common share—In accordance with Emerging Issues Task Force 03-6, ("EITF 03-6"), "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share," the Company presents both basic and diluted earnings per share ("EPS") for common shareholders and

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

HPU holders. EITF 03-6 must be utilized in calculating earnings per share by a company that has issued securities other than common stock that contractually entitles the holder to participate in dividends and earnings of the company when, and if, the company declares dividends on its common stock. Vested HPU shares are entitled to dividends of the Company when dividends are declared. Basic earnings per share ("Basic EPS") for the Company's Common Stock and HPU shares are computed by dividing net income allocable to common shareholders and HPU holders by the weighted average number of shares of Common Stock and HPU shares outstanding for the period, respectively. Diluted earnings per share ("Diluted EPS") would be computed similarly, however, it reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

        As discussed in Note 9, the conditions for conversion related to the Company's Convertible Notes have not been met. If the conditions for conversion are met, the Company may choose to pay in cash and/or Common Stock; however, if this occurs, the Company has the intent and ability to settle this debt in cash. Accordingly, there was no impact on the Company's diluted earnings per share for any of the periods presented. The FASB is contemplating an amendment to SFAS No. 128, "Earnings Per Share," ("SFAS 128"), that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share. Although the Company is now required to ignore the contingent conversion provision on its Convertible Notes under EITF 04-08, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share", it can still presume that it will satisfy the net share settlement of the par value upon conversion of the notes in cash, and thus exclude the effect of the conversion of the notes in its calculation of diluted earnings per share. If and when the FASB amends SFAS 128, the effect of the changes would require the Company to use the if-converted method in calculating diluted earnings per share except when the effect would be anti-dilutive.

New accounting standards

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company will adopt SFAS 141(R) as required, and management is still evaluating the impact on the Company's Consolidated Financial Statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. The Company will adopt SFAS 160 on January 1, 2009, as required, and management is still evaluating the impact on the Company's Consolidated Financial Statements.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

        In February 2007, the FASB released Statement of Financial Accounting Standards No. 159 ("SFAS No. 159"), "The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value and is effective for the first fiscal year beginning after November 15, 2007. The Company will adopt SFAS No. 159 on January 1, 2008, as required, and management believes it will not have a significant impact on the Company's Consolidated Financial Statements.

        In September 2006, the FASB released Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the exchange price notion in the fair value definition to mean the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). This statement also clarifies that market participant assumptions should include assumptions about risk, should include assumptions about the effect of a restriction on the sale or use of an asset and should reflect its nonperformance risk (the risk that the obligation will not be fulfilled). Nonperformance risk should include the reporting entity's credit risk. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008, as required, and management believes it will not have a significant impact on the Company's Consolidated Financial Statements.

        In July 2006, the FASB released Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109." FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable, based on its technical merits. The tax benefit is the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, as required. As a result of the implementation of FIN 48, the Company did not have any unrecognized tax benefits or any additional tax liabilities as of January 1, 2007 or as of December 31, 2007. The Company's policy is to recognize interest expense and penalties related to uncertain tax positions, if any, as income tax expense, which is included in "General and administrative" costs on the Company's Consolidated Statement of Operations.

        In March 2006, the FASB released Statement of Financial Accounting Standards No. 156 ("SFAS No. 156"), "Accounting for Servicing of Financial Assets." SFAS No. 156 was issued to simplify the accounting for servicing rights and to reduce the volatility that results from the use of different measurement attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. SFAS No. 156 modifies the accounting for servicing rights by: (1) clarifying when a separate asset or servicing liability should be recognized; (2) requiring a separately recognized servicing asset or servicing liability to be measured at fair value; (3) allowing entities to subsequently measure servicing rights either at fair value or under the amortization method for each class of a separately recognized servicing asset or servicing liability; (4) permitting a one-time reclassification of available-for-sale securities to trading securities; and (5) requiring separate presentation of servicing assets and servicing liabilities subsequently measured at fair value. SFAS No. 156 is effective in annual periods beginning after September 15, 2006. The Company adopted SFAS No. 156 during 2007, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

        In February 2006, the FASB released Statement of Financial Accounting Standards No. 155 ("SFAS No. 155"), "Accounting for Certain Hybrid Financial Instruments." The key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips (IOs) and principal-only strips (POs) from derivative accounting under paragraph 14 of SFAS No. 133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a qualifying special-purpose entity (QSPE) holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS No. 155 is effective for annual periods beginning after September 15, 2006. The Company adopted SFAS No. 155 during 2007, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

Note 4—Acquisitions

Fremont CRE

        On July 2, 2007, the Company completed the acquisition of the commercial real estate lending business and $6.27 billion commercial real estate loan portfolio ("Fremont CRE") from Fremont Investment & Loan ("Fremont"), a subsidiary of Fremont General Corporation, pursuant to a definitive purchase agreement dated May 21, 2007. Concurrently, the Company completed the sale of a $4.20 billion participation interest ("Fremont Participation") in the same loan portfolio to Fremont, pursuant to a definitive loan participation agreement dated July 2, 2007. The net cash purchase price of $1.89 billion was funded with proceeds from borrowings under a short-term interim financing facility obtained by the Company, which bears interest at LIBOR + 0.5% (see Note 9 for further detail).

        Fremont's commercial real estate business, which was one of its two primary reportable segments, originated commercial first mortgage loans, which are principally bridge and construction loan facilities, out of nine field offices.

        Under the terms of the loan participation agreement, the Company is responsible for funding approximately $3.72 billion of existing unfunded loan commitments associated with the portfolio over the next several years. The balance of unfunded commitments required to be funded was $2.54 billion as of December 31, 2007. Fremont will receive 70% of all principal collected from the purchased loan portfolio, including principal collected from the unfunded loan commitments, until the $4.20 billion principal amount of Fremont's loan participation interest is repaid. The participation interest pays floating interest at LIBOR + 1.50% and the Company accounted for the issuance of the participation as a sale in accordance with Statement of Financial Accounting Standards No. 140 ("SFAS No. 140") "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

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

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4—Acquisitions (Continued)

assets purchased, liabilities assumed and participation interest sold in the transaction with Fremont (in thousands):

Loan principal	$6,270,667
Loan discount, net	(265,830)
Loan participation interest sold	(4,201,208)
Accrued interest	43,218
Other assets	1,589
Intangible assets	22,500
Goodwill	25,154
Other liabilities	(2,389)

Net assets acquired	$1,893,701

        The acquisition resulted in the recognition of $17.9 million of customer relationship intangibles and $4.6 million of acquired technology intangibles with useful lives ranging from 2.5 to 5.5 years. As of December 31, 2007, the Company had unamortized intangible assets related to the acquisition of $20.0 million and included these in "Deferred expenses and other assets" on the Company's Consolidated Balance Sheets.

        The purchase of Fremont's commercial real estate organization expands the Company's geographic reach, almost doubles the number of employees and creates a strong construction lending and direct loan origination platform. The excess of the acquisition price over the fair value of the net assets acquired resulted in the recognition of $25.2 million of goodwill. Goodwill is tested annually for impairment. The most recent impairment test was performed by the Company during the fourth quarter of 2007 and no impairment was identified.

Acquired Loan Portfolio

        AICPA Statement of Position 03-3 ("SOP 03-3") prescribes the accounting treatment for acquired loans with evidence of credit deterioration for which it is probable, at acquisition, that all contractually required payments will not be received. As of the date of acquisition and subsequent to the loan participation, the Company recorded 18 impaired loans under SOP 03-3 at a fair value of $133.5 million. The majority of these loans are on the cost recovery basis until a reasonable expectation about the timing and amount of cash flows expected to be collected is determined.

        During 2007, interest income of $5.7 million was recognized on two SOP 03-3 loans. Additionally, there were two SOP 03-3 loans with a total initial carrying value of $59.3 million were repaid during 2007 and one loan with an initial carrying value of $58.4 million was foreclosed upon. As of December 31, 2007, the Company had 15 remaining SOP 03-3 loans with a cumulative book value of $404.1 million, net of a discount of $43.1 million. This amount does not reflect Fremont's allocable participation interest in the individual loans.

        The remaining acquired loans were recorded at a fair value of $1.65 billion, representing a discount to par of $224.5 million. This discount will be amortized through interest income over the lives of the individual loans. During the year ended December 31, 2007, the Company recognized approximately $100.7 million of interest income related to the amortization of purchase discount, leaving an unamortized balance of $123.8 million.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4—Acquisitions (Continued)

Supplemental Pro Forma Information (unaudited)

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

	For the Year Ended December 31,
	2007	2006
Total revenue	$1,697,195	$1,468,825
Net income	$416,997	$564,699
Net income per common share:
Basic	$2.89	$4.44
Diluted	$2.87	$4.40

AutoStar Partners' Buyout

        On June 8, 2004, AutoStar was created to provide real estate financing solutions to automotive dealerships and related automotive businesses. AutoStar was owned 0.5% by AutoStar Realty GP LLC (the "GP") and 99.5% by AutoStar Investors Partnership LLP (the "LP"). The GP was initially funded and owned 93.3% by iStar Automotive Investments, LLC, a wholly-owned subsidiary of the Company, and 6.7% by CP AutoStar, LP, an entity owned and controlled by two entities unrelated to the Company. The LP was initially funded and owned 93.3% by iStar Automotive Investments, LLC and 6.7% by CP AutoStar Co-Investors, LP, an entity controlled by two entities unrelated to the Company. During 2006, the Company bought out the interests that were held by two of the unrelated partners for a total purchase price of $31.7 million and entered into a five-year service agreement with the general partners of those entities. During 2007, the Company bought out the final remaining AutoStar unit holder for a total purchase price of $4.5 million. All of the purchases were accounted for as business combinations. There were $13.4 million and $1.1 million of tangible and finite lived intangible assets identified in the business combinations during 2007 and 2006, respectively, that will be amortized over five to 38 years. In addition, the acquisitions resulted in an aggregate of $8.9 million of goodwill, $0.4 million in 2007 and $8.5 million in 2006. The goodwill is tested annually for impairment with $4.7 million as part of the Real Estate and Corporate Lending reportable segment and $4.2 million as part of the Corporate Tenant Leasing reportable segment. The most recent impairment test was performed by the Company during the fourth quarter of 2007 in accordance with the Company's accounting policy, as part of the Real Estate and Corporate Lending and Corporate Tenant Leasing reportable segments and no impairment was identified.

Falcon Financial Investment Trust

        On January 20, 2005, the Company signed a definitive agreement to acquire Falcon Financial Investment Trust ("Falcon Financial"), an independent finance company dedicated to providing long-term capital to automotive dealers throughout North America. Falcon Financial was a borrower of the Company at the time of signing the definitive agreement. Under the terms of the agreement, the Company

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4—Acquisitions (Continued)

commenced a cash tender offer to acquire all of Falcon Financial's outstanding shares at a price of $7.50 per share for an aggregate equity purchase price of approximately $120.0 million. On March 3, 2005, the Company completed the merger of Falcon Financial with an acquisition subsidiary of the Company and acquired 100% ownership of Falcon Financial.

        The purchase of Falcon Financial was accounted for as a business combination. There were approximately $2.0 million of finite lived intangibles identified in the business combination that are being amortized over two to 21 years. As of December 31, 2007 and 2006, the Company had unamortized intangibles related to the acquisitions of $1.3 million and $1.4 million, respectively, and included these in "Deferred expenses and other assets" on the Company's Consolidated Balance Sheets. In addition, the acquisition resulted in approximately $9.2 million of goodwill. The goodwill is tested annually for impairment. The most recent impairment test was performed by the Company during the fourth quarter of 2007 in accordance with the Company's accounting policy, as part of the Real Estate and Corporate Lending reportable segment and no impairment was identified. On May 1, 2005, the assets acquired in the Falcon Financial acquisition were merged with AutoStar.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5—Loans and Other Lending Investments

        The following is a summary description of the Company's loans and other lending investments ($ in thousands)(1):

				Carrying Value as of
Type of Investment	Underlying Property Type	# of Borrowers In Class	Principal Balances Outstanding	December 31, 2007	December 31, 2006	Effective Maturity Dates	Contractual Interest Payment Rates(2)	Contractual Interest Accrual Rates(2)
Senior Mortgages(3)(4)(6)	Office/Residential/Retail/Industrial, R&D/Mixed Use/Hotel/Land/Entertainment, Leisure/Other	367	$8,550,616	$8,356,716	$3,999,093	2008 to 2026	Fixed: 6.5% to 20% Variable: LIBOR + 1.75% to LIBOR + 8.5%	Fixed: 6.5% to 20% Variable: LIBOR + 1.75% to LIBOR + 8.5%
Subordinate Mortgages(3)(4)(5)(6)	Office/Residential/Retail/Mixed Use/Hotel/Land/Entertainment, Leisure/Other	25	654,994	649,794	615,031	2008 to 2018	Fixed: 5% to 10.5% Variable: LIBOR + 2.75% to LIBOR +7.75%	Fixed: 7.32% to 25% Variable: LIBOR + 2.75% to LIBOR + 10%
Corporate/Partnership Loans(3)(4)(5)(6)	Office/Residential/Retail/Industrial, R&D/Mixed Use/Hotel/Land/Other	49	1,730,632	1,712,941	1,347,249	2008 to 2046	Fixed: 4.5% to 17.5% Variable: LIBOR + 2% to LIBOR + 7%	Fixed: 8.5% to 18% Variable: LIBOR + 2% to LIBOR + 14%

Total Loans				10,719,451	5,961,373
Reserve for Loan Losses				(217,910)	(52,201)

Total Loans, net				10,501,541	5,909,172
Other Lending Investments—Securities(3)(6)	Retail/Industrial, R&D/Entertainment, Leisure/Other	8	481,765	447,813	890,678	2012 to 2023	Fixed: 6% to 9.25% Variable: LIBOR + 5.63%	Fixed: 6% to 9.25% Variable: LIBOR + 5.63%

Total Loans and Other Lending Investments, net				$10,949,354	$6,799,850

Explanatory Notes:

(1)
Details (other than carrying values) are for loans outstanding as of December 31, 2007.

(2)
Substantially all variable-rate loans are based on either 30-day LIBOR and reprice monthly or six-month LIBOR and reprice semi-annually. The 30-day LIBOR and six-month LIBOR on December 31, 2007 was 4.6% and 4.6%, respectively. As of December 31, 2007, 10 loans with a combined carrying value of $399.2 million have a stated accrual rate that exceeds the stated pay rate.

(3)
Certain loans require fixed payments of principal resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity.

(4)
As of December 31, 2007, 31 loans with a combined carrying value of $1.26 billion are on non-accrual status. As of December 31, 2006, two loans with a combined carrying value of $61.5 million were on non-accrual status.

(5)
As of December 31, 2007, four loans with a combined carrying value of $93.8 million have stated accrual rates of up to 25%, however, no interest is due until their scheduled maturities ranging from 2009 to 2014. One Corporate/Partnership loan, with a carrying value of $57.0 million, has a stated accrual rate of 12.8% and no interest is due until its scheduled maturity in 2046.

(6)
As of December 31, 2007, includes foreign denominated loans with combined carrying values of approximately £176.4 million, €220.8 million, CAD 43.6 million and SEK 154.8 million. Amounts in table have been converted to U.S. dollars based on exchange rates in effect at December 31, 2007.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5—Loans and Other Lending Investments (Continued)

        Excluding the acquisition of Fremont, during the years ended December 31, 2007 and 2006, the Company originated or acquired an aggregate of approximately $2.56 billion and $3.32 billion in loans and other lending investments, respectively. Excluding amounts related to loans participated to Fremont, during the years ended December 31, 2007 and 2006, the Company funded $1.78 billion and $770.5 million, respectively, under existing loan commitments and received principal repayments of $2.15 billion and $1.96 billion, respectively. During the year ended December 31, 2007, the Company funded $546.0 million related to loans participated to Fremont.

        During the year ended December 31, 2007, the Company sold one security designated as available-for-sale for gross proceeds of $4.8 million and a gross gain on sale of $0.1 million. During the year ended December 31, 2006, the Company sold five securities designated as available-for-sale for gross proceeds of $10.2 million and gross gains on sales of $0.4 million. The specific identification method was used to calculate the gain on sales.

        As of December 31, 2007, the Company had 296 loans with unfunded commitments. The total unfunded commitment amount was approximately $5.97 billion, of which $1.00 billion was discretionary and $4.97 billion was non-discretionary.

        Reserve for loan losses—Changes in the Company's reserve for loan losses were as follows (in thousands):

Reserve for loan losses, December 31, 2004	$42,436
Provision for loan losses	2,250
Reserve acquired in acquisition of Falcon Financial	2,190

Reserve for loan losses, December 31, 2005	46,876
Provision for loan losses	14,000
Charge-offs	(8,675)

Reserve for loan losses, December 31, 2006	52,201
Provision for loan losses	185,000
Charge-offs	(19,291)

Reserve for loan losses, December 31, 2007	$217,910

        The Company has reflected provisions for loan losses of $185.0 million, $14.0 million and $2.3 million in its results of operations for the years ended December 31, 2007, 2006 and 2005, respectively. These provisions represent increases to the Company's reserve for loan losses based on management's estimate of probable credit losses inherent in the loan portfolio (see Note 3—Reserve for loan losses).

        As of December 31, 2007, the Company identified loans with a gross loan value of $1.00 billion that met the Company's definition of being impaired (see Note 3—Reserve for loan losses). Gross loan value represents the Company's carrying value of a loan and the portion of the loan that is owned by Fremont through the loan participation agreement. It represents what the carrying value of the loan would have been if the loan participation had not occurred. Under the terms of the participation, Fremont will receive 70% of all loan principal payments, including principal that the Company has funded. Therefore, the Company is in the first loss position. As such, the Company believes that presentation of the total recorded investment is more relevant than a presentation of the Company's carrying value when assessing the Company's risk of loss on the loans in the Fremont CRE Portfolio. The Company assessed each of the loans for impairment and determined that loans with a cumulative recorded investment of $510.0 million

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5—Loans and Other Lending Investments (Continued)

required specific reserves totaling $91.6 million and that the remaining loans with a total recorded investment of $499.2 million did not require any specific reserves. All impaired loans are included on the Company's non-performing loan list and are on non-accrual status as of December 31, 2007. The $91.6 million provision for the specific reserves is included in the total provision for loan losses of $185.0 million, recorded in 2007. The average carrying value of impaired loans were approximately $844.4 million and $36.2 million during the years ended December 31, 2007 and 2006, respectively.

        During the year ended December 31, 2007, the Company received title to properties in satisfaction of five senior mortgage loans, with cumulative carrying values of $309.1 million, for which those properties had served as collateral. During 2007, the Company recorded charge-offs totaling $19.3 million that related to three of these loans. There were no charge-offs recorded in 2007 in respect to the other two loans. The amounts charged-off represent the difference between the Company's carrying values in the loans and the respective estimated fair values of the net assets received through foreclosure or in lieu of payment. The Company recorded the estimated fair values of the net assets received in respect to four of the loans in "Other real estate owned" on the Company's Consolidated Balance Sheets, as the Company plans to sell these properties. The estimated fair value of the property received in respect to the fifth loan was recorded in "Corporate tenant lease assets, net" and a portion of the value attributable to intangible assets was separately recorded in "Other investments," on the Company's Consolidated Balance Sheets, as the Company intends to hold this property for use (see Note 6 for further detail).

        During the year ended December 31, 2006, the Company recorded total charge-offs of $8.7 million, related to three separate loans. Of the total, $5.5 million was from a direct charge-off on a mezzanine loan. In 2007, the Company took title to the property that served as collateral for both this loan and a senior mortgage loan, when the senior loan defaulted (see above). In addition, $3.0 million was from a direct charge-off on a senior mortgage loan. In 2007, the Company took title to the property serving as collateral on this loan and did not record any additional charge-offs related to that transaction.

        Securities—As of December 31, 2007, the carrying value of Other Lending Investment-Securities includes $423.3 million of held-to-maturity securities with an aggregate fair value of $422.9 million and gross unrealized gains of $3.6 million and losses of $4.0 million. As of December 31, 2007, the aggregate fair value of securities with unrealized losses was $216.6 million and none of the securities had been in a continuous unrealized loss position for 12 months or longer. The carrying value also includes $19.9 million of available-for-sale securities recorded at fair value for which a cumulative unrealized loss of $4.4 million is recorded in "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets. Included in Other Lending Investments-Securities are $220.4 million of held-to-maturity securities that mature in one to five years, $202.9 million of held-to-maturity securities that mature in five to ten years and $19.9 million of available-for-sale securities that mature in five to ten years.

        In December of 2007, the Company determined that unrealized losses on securities representing two credits were other-than-temporary and recorded impairment charges totaling $134.9 million in "Other expenses" on the Company's Consolidated Statements of Operations." The impairment charge was based on market prices as of December 31, 2007.

        Other real estate owned—"Other real estate owned" on the Company's Consolidated Balance Sheets includes real estate assets received through foreclosure or in-lieu of payment on certain non-performing loans in the Company's loan portfolio. In December, 2007, the Company recorded properties with combined estimated fair value of $123.0 million into OREO. Prior to the Company taking title to these assets, they had served as collateral on three non-performing loans. As of December 31, 2007, the

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5—Loans and Other Lending Investments (Continued)

Company had also transferred one property with a carrying value of $5.6 million, which had previously been classified in "Assets held for sale" on the Company's Consolidated Balance Sheets, into OREO. The Company recorded $0.5 million of net expenses in "Other Expense" on the Company's Consolidated Statements of Operations related to holding costs for these properties.

        Fremont Loan Participation—On July 2, 2007, the Company completed the sale of a $4.20 billion participation interest in the $6.27 billion acquired loan portfolio to Fremont pursuant to a definitive loan participation agreement. Under the terms of the loan participation agreement, the Company is responsible for funding approximately $3.72 billion of existing unfunded loan commitments associated with the portfolio over the next several years. The balance of unfunded loan commitments required to be funded was $2.54 billion as of December 31, 2007. Fremont will receive 70% of all principal collected from the purchased loan portfolio, including principal collected from the unfunded loan commitments, until the $4.20 billion principal amount of Fremont's loan participation interest is repaid. The Fremont Participation pays floating interest at LIBOR + 1.50% and the Company accounted for the issuance of the participation as a sale in accordance with SFAS 140.

        Changes in the outstanding acquired loan portfolio participation balance were as follows (in thousands):

Loan participation, July 2, 2007	$4,201,208
Principal repayments(1)	(1,220,970)

Loan participation, December 31, 2007	$2,980,238

          Explanatory Note:

    (1)
    Includes $191.9 million of principal repayments received by the Company that have not yet been remitted to Fremont and are reflected as a payable in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets.

Note 6—Corporate Tenant Lease Assets

        During the years ended December 31, 2007 and 2006, the Company acquired an aggregate of approximately $314.9 million and $62.2 million in CTL assets and disposed of CTL assets for net proceeds of approximately $70.2 million and $109.4 million, respectively. In addition, in March 2007, the Company received title to property with a fair value of $156.8 million that served as collateral for a senior mortgage loan. The Company allocated $120.4 million of this fair value to CTL assets and the remainder was allocated to CTL intangibles (see Note 8).

        The Company's investments in CTL assets, at cost, were as follows (in thousands):

	December 31, 2007	December 31, 2006
Facilities and improvements	$2,996,386	$2,670,424
Land and land improvements	730,495	762,530
Less: accumulated depreciation	(417,015)	(348,160)

Corporate tenant lease assets, net	$3,309,866	$3,084,794

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6—Corporate Tenant Lease Assets (Continued)

        The Company's CTL assets are leased to customers with initial term expiration dates from 2008 to 2075. Future minimum operating lease payments under non-cancelable leases, excluding customer reimbursements of expenses, in effect at December 31, 2007, are approximately as follows (in thousands):

Year
2008	$332,053
2009	331,529
2010	327,080
2011	318,881
2012	306,996
Thereafter	2,826,420

        Under certain leases, the Company is entitled to receive additional participating lease payments to the extent gross revenues of the corporate customer exceed a base amount. The Company earned approximately $0.1 million, $0.7 million and $0 in additional participating lease payments on such leases during the years ended December 31, 2007, 2006 and 2005, respectively. In addition, the Company also receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the years ended December 31, 2007, 2006 and 2005 were approximately $35.7 million, $27.1 million and $24.7 million, respectively, and are included as a reduction of "Operating costs—corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

        The Company is subject to expansion option agreements with three existing customers which could require the Company to fund and to construct up to 171,000 square feet of additional adjacent space on which the Company would receive additional operating lease income under the terms of the option agreements. Upon exercise of such expansion option agreements, the corporate customers would be required to simultaneously extend their existing lease terms for additional periods ranging from six to ten years. Additionally, the Company has an obligation, through February 28, 2009, to consider an existing customer's pending proposal to acquire and construct up to seven additional sites similar to those already included in the customer's lease agreement, which could require funding by the Company of up to $200 million. Upon completion of each site, the Company would receive additional operating lease income under the terms of the existing lease agreement and extend the lease for a period of 25 years.

        Certain CTL assets are subject to mortgage liens. For the year ended December 31, 2007, 27 CTL assets were encumbered with 11 mortgages with an outstanding balance of approximately $316.8 million and for the year ended December 31, 2006, 28 CTL assets were encumbered with 12 mortgages with an outstanding balance of $328.3 million. The mortgages' balances range in amount from approximately $5.6 million to $122.7 million and have maturity dates ranging from 15 months to 19 years. All mortgages have fixed interest rates ranging from 6.4% to 8.4% (see Note 9 and Schedule III for further detail).

        As of December 31, 2007, the Company had $68.4 million of non-discretionary unfunded commitments related to ten CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon completion of the improvements or construction, the Company will receive additional operating lease income from the customers. In addition, the Company had $15.5 million of non-discretionary unfunded commitments related to 12 existing customers in the form of tenant improvements which were negotiated between the Company and the customers at the commencement of the leases.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6—Corporate Tenant Lease Assets (Continued)

        In April 2006, the Company signed a lease termination agreement with a customer that occupied 12 facilities that were subject to separate cross-defaulted leases. As a result of this transaction, the Company recorded impairment charges of $5.7 million in "Operating costs-corporate tenant lease assets," and termination fees of $9.1 million in "Other income," in the second quarter of 2006. These amounts are reflected in the Company's Consolidated Statements of Operations for the year ended December 31, 2006.

        As of December 31, 2007, there were three CTL assets with an aggregate book value of $74.3 million classified as "Assets held for sale" on the Company's Consolidated Balance Sheets.

        The Company sold eight, ten and five CTL assets for net proceeds of $70.2 million, $109.4 million and $36.9 million and realized gains of approximately $7.8 million, $24.2 million and $6.4 million during the years ended December 31, 2007, 2006 and 2005, respectively.

        One of the ten assets sold during the year ended December 31, 2006 was sold for $2.1 million less than its carrying value. Therefore, the Company recorded an impairment charge of $2.1 million in "Income from discontinued operations" on the Company's Consolidated Statements of Operations.

Note 7—Other Investments

        Other investments consist of the following items (in thousands):

	December 31, 2007	December 31, 2006
Equity method investments	$482,170	$452,765
Cost method investments	173,788	142,613
Timber and timberlands, net(1)	129,600	146,910
CTL intangibles, net(2)	69,912	41,358
Marketable securities	1,139	6,001

Other investments	$856,609	$789,647

    Explanatory Notes:

    (1)
    Accumulated depletion on timber and timberlands was $14.1 million and $8.3 million as of December 31, 2007 and 2006, respectively.
    (2)
    Accumulated amortization on CTL intangibles was $15.5 million and $8.0 million as of December 31, 2007 and 2006, respectively.

        Equity method investments—Equity method investments consist of investments in joint ventures and other strategic investments that are required to be accounted for under the equity method. Income or loss generated from the Company's equity method investments are included in "Earnings from equity method investments" on the Company's Consolidated Statements of Operations.

        As of December 31, 2007, the Company owned 42.75% interests in Oak Hill Advisors, L.P. and Oak Hill Credit Alpha MGP, LLC, 48.1% interests in OHSF GP Partners II, LLC and OHSF GP Partners III, LLC, a 45.5% interest in Oak Hill Credit Opportunities MGP, LLC and 47.5% interests in OHA Finance MGP, LLC and OHA Capital Solutions MGP, LLC (collectively, "Oak Hill"). Oak Hill engages in investment and asset management services. The Company has determined that all of these entities are variable interest entities and that an external member is the primary beneficiary. As such, the Company accounts for these ventures under the equity method. Upon acquisition of the original interests in Oak Hill there was a difference between the Company's book value of the equity investments and the underlying

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7—Other Investments (Continued)

equity in the net assets of Oak Hill of approximately $200.2 million. The Company allocated this value to identifiable intangible assets of approximately $81.8 million and goodwill of $118.4 million. The unamortized balance related to intangible assets for these investments was approximately $58.4 million and $64.5 million as of December 31, 2007 and 2006, respectively. The Company's carrying value in Oak Hill was $199.6 million and $201.7 million at December 31, 2007 and 2006, respectively, and the Company recognized equity in earnings from these entities of $31.9 million, $27.1 million and $11.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        As of December 31, 2007, the Company owns a 46.7% interest in TimberStar Southwest Holdco LLC ("TimberStar Southwest"), through its majority owned subsidiary TimberStar Operating Partnership, L.P. ("TimberStar"). TimberStar Southwest was created to acquire and manage a diversified portfolio of timberlands located in Texas, Louisiana and Arkansas. The Company accounts for this investment under the equity method due to the venture's external partners having certain participating rights giving them shared control. Upon acquisition, there was a $1.0 million difference between the Company's book value of the equity investment and the underlying equity in the net assets of the entity, which the Company allocated to identifiable intangible assets. The Company is amortizing this amount over 20 years and as of December 31, 2007 and 2006, the unamortized balance was $0.9 million and $1.0 million, respectively. The Company's carrying value in the venture was $145.4 million and $175.6 million at December 31, 2007 and 2006, respectively. The Company recognized equity in losses from the investment of $14.5 million and $4.8 million for the years ended December 31, 2007 and 2006, respectively. The Company's share of depletion, depreciation and amortization expense from the entity was $33.8 million and $5.0 million for the years ended December 31, 2007 and 2006, respectively, and consists primarily of depletion from the harvesting and sale of timber.

        As of December 31, 2007, the Company owned a 29.52% interest in Madison International Real Estate Fund II, LP, a 32.92% interest in Madison International Real Estate Fund III, LP, a 29.52% interest in Madison GP1 Investors, LP (collectively, the "Madison Funds"). The Madison Funds invest in illiquid ownership positions of entities that own real estate assets. The Company's carrying value in the Madison Funds was $38.0 million and $15.4 million at December 31, 2007 and 2006, respectively, and the Company recognized equity in earnings from these investments of $2.8 million, ($0.2) million and ($0.2) million for the years ended December 31, 2007, 2006 and 2005, respectively.

        The Company also had investments in 15 and 11 additional entities that were accounted for under the equity method as of December 31, 2007 and 2006, respectively. The Company's ownership in these entities ranged from 0.83% to 50.0% as of December 31, 2007 and the Company's carrying value in these investments was $99.2 million and $60.0 million as of December 31, 2007 and 2006, respectively. The Company recognized equity in earnings from these investments of $15.4 million, $4.8 million and $3.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7—Other Investments (Continued)

        The following table presents the Company's interest in the summarized financial information of its equity method investments (in thousands):

	As of and for the years ended December 31,
	2007	2006	2005
Income Statements
Revenues	$766,487	$220,351	$116,110
Costs and expenses	498,403	95,047	36,813
Net Income	268,084	125,304	79,297
Balance Sheets
Investment assets	$5,426,201	$3,258,782	$304,557
Other assets	354,731	91,414	28,941
Total assets	5,780,932	3,350,196	333,497
Other liabilities	1,085,785	1,678,291	5,638
Debt	1,847,935	13	7,521
Total liabilities	2,933,720	1,678,304	13,159
Total equity	2,847,212	1,671,892	320,338

        As of December 31, 2007, the Company had $112.2 million of non-discretionary unfunded commitments related to seven equity method investments.

        Cost method investments—The Company uses the cost method of accounting when its interest in an entity is so insignificant that it has virtually no influence over operations and financial policies. Under the cost method, the Company records the initial investment at cost and thereafter, income is recognized only when the Company receives distributions from earnings or when the Company sells its interest in the entity. The Company had investments in 19 and 14 separate real estate related funds or other strategic investment opportunities within niche markets that are accounted for under the cost method and had cumulative carrying values of $173.8 million and $142.6 million as of December 31, 2007 and 2006, respectively. In December 2007, the Company recorded a $9.3 million impairment charge on an investment that was recorded in "Other expense" in the Company's Consolidated Statements of Operations. As of December 31, 2007, the Company had $106.2 million of non-discretionary unfunded commitments related to two cost method investments.

        Timber and timberlands—On January 19, 2005, TimberStar was created to acquire and manage a diversified portfolio of timberlands. TimberStar is owned 0.5% by TimberStar Investor GP LLC ("TimberStar GP") and 99.5% by TimberStar Investors Partnership LLP ("TimberStar LP"). TimberStar GP and TimberStar LP are both funded and owned 99.2% by iStar Timberland Investments LLC, a wholly-owned subsidiary of the Company, and 0.8% by T-Star Investor Partners, LLC, an entity unrelated to the Company. The Company consolidates this partnership for financial statement purposes and records the minority interest of the external partner in "Minority interest in consolidated entities" on the Company's Consolidated Balance Sheets. At December 31, 2007, the venture directly held approximately 320,867 acres of timberland located in the northeast, the majority of which is subject to a long-term supply agreement, and approximately 898,000 acres in Texas, Louisiana and Arkansas through its joint venture interest in TimberStar Southwest. Net income for the northeast timber and timberland is reflected in "Other income" on the Company's Consolidated Statements of Operations.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8—Other Assets and Other Liabilities

        Deferred expenses and other assets consist of the following items (in thousands):

	December 31, 2007	December 31, 2006
Intangible assets, net(1)	$28,733	$10,673
Derivative assets	17,929	9,333
Leasing costs, net(2)	15,764	13,294
Corporate furniture, fixtures and equipment, net(3)	14,302	5,644
Deferred financing fees, net(4)	14,017	14,217
Deferred tax asset	6,704	5,128
Other assets	7,825	12,892

Deferred expenses and other assets	$105,274	$71,181

          Explanatory Note:

    (1)
    Accumulated amortization on intangible assets was $6.0 million and $1.5 million as of December 31, 2007 and 2006, respectively.
    (2)
    Accumulated amortization on leasing costs was $8.4 million and $5.7 million as of December 31, 2007 and 2006, respectively.
    (3)
    Accumulated depreciation on corporate furniture, fixture and equipment was $4.8 million and $5.4 million as of December 31, 2007 and 2006, respectively.
    (4)
    Accumulated amortization on deferred financing fees was $27.6 million and $58.7 million as of December 31, 2007 and 2006, respectively.

        Accounts payable, accrued expenses and other liabilities consist of the following items (in thousands):

	December 31, 2007	December 31, 2006
Fremont Participation payable (see Notes 4 and 5)	$209,570	$—
Accrued interest payable	103,080	84,954
Accrued expenses	62,199	39,420
Dividends payable	34,868	—
Security deposits from customers	19,849	23,581
Unearned operating lease income	12,345	11,465
Deferred income liabilities	11,967	46
Derivative liabilities	6,621	23,286
Deferred tax liabilities	6,246	3,351
Property taxes payable	5,496	5,030
Other liabilities	23,070	9,824

Accounts payable, accrued expenses and other liabilities	$495,311	$200,957

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations

        As of December 31, 2007 and 2006, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

		Carrying Value as of
	Maximum Amount Available	December 31, 2007	December 31, 2006	Stated Interest Rates(1)		Scheduled Maturity Date(1)
Secured revolving credit facility:
Line of credit	$500,000	$—	$—	LIBOR + 1%-2%	(2)	September 2008
Unsecured revolving credit facilities:
Line of credit(3)	2,220,000	1,485,286	923,068	LIBOR + 0.525%	(4)	June 2011
Line of credit(5)	1,200,000	1,195,888	—	LIBOR + 0.525%	(4)	June 2012

Total revolving credit facilities	$3,920,000	2,681,174	923,068
Interim financing facility		1,289,811	—	LIBOR + 0.50%		June 2008
Secured term loans:
Collateralized by CTL asset		122,690	127,648	7.44%		April 2009
Collateralized by CTL assets		136,274	141,978	6.8%-8.8%		Various through 2026
Collateralized by CTL asset		57,787	58,634	6.41%		January 2013
Collateralized by investments in corporate bonds		91,388	227,768	LIBOR + 1.00%-1.25%		January 2008

Total secured term loans		408,139	556,028
Debt premium		5,543	6,088

Total secured term loans		413,682	562,116
Unsecured notes:
LIBOR + 0.34% Senior Notes		500,000	500,000	LIBOR + 0.34%		September 2009
LIBOR + 0.35% Senior Notes(6)		500,000	—	LIBOR + 0.35%		March 2010
LIBOR + 0.39% Senior Notes(7)		385,000	400,000	LIBOR + 0.39%		March 2008
LIBOR + 0.50% Senior Notes(8)		800,000	—	LIBOR + 0.50%		October 2012
LIBOR + 0.55% Senior Notes		225,000	225,000	LIBOR + 0.55%		March 2009
LIBOR + 1.25% Senior Notes		—	200,000	LIBOR + 1.25%		March 2007
4.875% Senior Notes		350,000	350,000	4.875%		January 2009
5.125% Senior Notes		250,000	250,000	5.125%		April 2011
5.15% Senior Notes		700,000	700,000	5.15%		March 2012
5.375% Senior Notes		250,000	250,000	5.375%		April 2010
5.5% Senior Notes(6)		300,000	—	5.5%		June 2012
5.65% Senior Notes		500,000	500,000	5.65%		September 2011
5.7% Senior Notes		367,022	367,022	5.7%		March 2014
5.8% Senior Notes		250,000	250,000	5.8%		March 2011
5.85% Senior Notes(6)		250,000	—	5.85%		March 2017
5.875% Senior Notes		500,000	500,000	5.875%		March 2016
5.95% Senior Notes		889,669	889,669	5.95%		October 2013
6% Senior Notes		350,000	350,000	6%		December 2010
6.05% Senior Notes		250,000	250,000	6.05%		April 2015
6.5% Senior Notes		150,000	150,000	6.5%		December 2013
7% Senior Notes		185,000	185,000	7%		March 2008
8.75% Notes		50,331	50,331	8.75%		August 2008

Total unsecured notes		8,002,022	6,367,022
Debt discount		(102,168)	(93,636)
Fair value adjustment to hedged items (see Note 11)		16,999	(23,137)

Total unsecured notes		7,916,853	6,250,249
Other debt obligations		100,000	100,000	LIBOR + 1.5%		October 2035
Debt discount		(1,962)	(1,996)

Total other debt obligations		98,038	98,004

Total debt obligations		$12,399,558	$7,833,437

Explanatory Notes:

(1)
All interest rates and maturity dates are for debt outstanding as of December 31, 2007. Some variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. Foreign variable-rate debt obligations are based on 30-day UK LIBOR for

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

  British pound borrowing, 30-day EURIBOR for euro borrowing and 30-day Canadian LIBOR for Canadian dollar borrowing. The 30-day LIBOR rate on December 31, 2007 was 4.60%. The 30-day UK LIBOR, EURIBOR and Canadian LIBOR rates on December 31, 2007 were 5.95%, 4.29% and 4.61%, respectively. Other variable-rate debt obligations are based on 90-day LIBOR and reprice every three months. The 90-day LIBOR rate on December 31, 2007 was 4.70%.

(2)
This facility has an unused commitment fee of 0.25% on any undrawn amounts.

(3)
As of December 31, 2007, the line of credit included foreign borrowings of £88.0 million, €282.5million, and CAD 33.0 million bearing interest at weighted average rates of 6.92%, 5.38%, and 5.41%, respectively. Amounts in the table have been converted to U.S. dollars based on exchange rates in effect at December 31, 2007.

(4)
These facilities have an annual commitment fee of 0.125%.

(5)
As of December 31, 2007, the line of credit included foreign borrowings of £55.0 million, €1.5million and CAD 10.0 million bearing interest at weighted average rates of 6.66%, 5.47%, and 5.49%, respectively. Amounts in the table have been converted to U.S. dollars based on exchange rates in effect at December 31, 2007.

(6)
On March 9, 2007, the Company issued $300 million of 5.5% Senior Notes due 2012, $250 million of 5.85% Senior Notes due 2017 and $500 million of three-month LIBOR + 0.35% Senior Notes due 2010.

(7)
On November 27, 2007 the Company repurchased $15 million of its LIBOR + 0.39 Senior Notes due 2008.

(8)
On October 15, 2007 the Company issued $800 million of LIBOR + 0.50% Convertible Senior Notes due 2012.

        Unsecured/Secured Credit Facilities—The Company's primary source of short-term funds is an aggregate of $3.42 billion of available credit under its two committed unsecured revolving credit facilities, which includes the amended $2.22 billion facility, maturing in June 2011, as well as a $1.20 billion facility, maturing in June 2012, entered into during the second quarter of 2007, as described further below. As of December 31, 2007, there was approximately $694.4 million which was immediately available to draw under these facilities at the Company's discretion. In addition, the Company has a $500.0 million secured revolving credit facility for which availability is based on percentage borrowing base calculations. There were no borrowings outstanding under the secured credit facility as of December 31, 2007.

        On June 26, 2007, the Company completed an unsecured revolving credit facility with leading financial institutions having a maximum capacity of $1.20 billion. Commitments under this facility will mature in June 2012. Borrowings under this credit agreement, which may be made in multiple currencies, bear interest at a floating rate based upon one of several base rates which vary depending upon the currency of the borrowing, plus a margin which adjusts upward or downward based upon the Company's corporate credit rating.

        On June 26, 2007, the Company also amended and restated its $2.20 billion revolving credit agreement to conform various covenants and provisions to those in the new $1.20 billion revolving credit agreement and to increase the commitment to $2.22 billion, of which $750.0 million can be borrowed in multiple foreign currencies. This agreement had been previously amended and restated in June 2006 to increase the commitment from $1.50 billion to $2.20 billion. Also as part of this amendment, the interest rate decreased to LIBOR + 0.525%, the facility fee decreased to 12.5 basis points and the maturity was extended to June 2011.

        Also on June 26, 2007, the Company closed on a $2.0 billion short-term interim financing facility in order to fund the Fremont acquisition (see Note 4 for further detail). On July 2, 2007, in connection with the closing of the Fremont transaction the Company drew $1.90 billion under this facility, of which $1.29 billion remained outstanding, bearing interest at three-month LIBOR + 0.5%, as of December 31, 2007.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

        The Company's $500.0 million secured credit facility was amended and restated on September 28, 2007 to extend the maturity from January 2008 to September 2008, and to remove the one-year term-out extension.

        Capital Markets Activity—During the year ended December 31, 2007, the Company issued $300 million and $250 million aggregate principal amounts of fixed-rate Senior Notes bearing interest at annual rates of 5.5% and 5.85% and maturing in 2012 and 2017, respectively, and $500 million of variable-rate Senior Notes bearing interest at three-month LIBOR + 0.35% maturing in 2010. The Company primarily used the proceeds from the issuance of these securities to repay outstanding indebtedness under its unsecured revolving credit facility. In connection with this issuance, the Company settled forward starting interest rate swap agreements with notional amounts totaling $200 million and ten-year terms matching that of the $250 million Senior Notes due in 2017. The Company also entered into interest rate swap agreements to swap the fixed interest rate on the $300 million Senior Notes due in 2012 for a variable interest rate (see Note 11 for further detail on all hedging activity).

        In addition, on October 15, 2007, the Company issued $800 million aggregate principal amount of convertible senior floating rate notes due 2012 ("Convertible Notes"). The Convertible Notes were issued at par, mature on October 1, 2012, and bear interest at a rate per annum equal to 3-month LIBOR plus 0.50%. The Convertible Notes are senior unsecured obligations of the Company and rank equally with all of the Company's other senior unsecured indebtedness. The Company used $392.0 million of the net proceeds from the offering to repay outstanding indebtedness under the interim financing facility which the Company used to fund the Fremont acquisition. The Company used the balance of the net proceeds to repay other outstanding indebtedness.

        The Convertible Notes are convertible at the option of the holders, into approximately 22.2 shares per $1,000 principal amount of Convertible Notes, on or after August 15, 2012, or prior to that date if (1) the price of our Common Stock trades above 130% for a specified duration, (2) the trading price of the Convertible Notes is below a certain threshold, subject to specified exceptions, (3) the Convertible Notes have been called for redemption, or (4) specified corporate transactions have occurred. None of the conversion triggers have been met as of December 31, 2007. The conversion rate is subject to certain adjustments. The conversion rate initially represents a conversion price of $45.05 per share. If the conditions for conversion are met, the Company may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt in cash. Accordingly, there was no impact on the Company's diluted earnings per share for any of the periods presented. The Company has evaluated the terms of the call feature, redemption feature, and the conversion feature under applicable accounting literature, including SFAS 133 and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," and concluded that none of these features should be separately accounted for as derivatives.

        In November 2007, the Company repurchased $15 million of the original $400 million of LIBOR + 0.39% Senior Notes maturing in 2008. In addition, the Company's $200 million of LIBOR + 1.25% Senior Notes matured in March 2007.

        On January 9, 2007, in connection with a consent solicitation of the holders of the respective notes, the Company amended certain covenants in its 7% Senior Notes due 2008, 4.875% Senior Notes due 2009, 6% Senior Notes due 2010, 5.125% Senior Notes due 2011, 6.5% Senior Notes due 2013, and 5.7% Senior Notes due 2014 (collectively, the "Modified Notes"). Holders of approximately 95.43% of the aggregate principal amount of the Modified Notes consented to the solicitation. The purpose of the amendments was

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

to conform most of the covenants to the covenants contained in the indentures governing the senior notes issued by the Company since it achieved an investment grade rating from S&P, Moody's and Fitch. In connection with the consent solicitation the Company paid an aggregate fee of $6.5 million to the consenting note holders, which will be amortized into interest expense over the remaining term of the Modified Notes. In addition, the Company incurred advisory and professional fees aggregating $2.4 million, which were recorded as expenses and included in "General and administrative" on the Company's Consolidated Statement of Operations for the year ended December 31, 2007.

        During the year ended December 31, 2006, the Company issued $1.70 billion aggregate principal amount of fixed-rate Senior Notes bearing interest at annual rates ranging from 5.65% to 5.95% and maturing between 2011 and 2016 and $500.0 million of variable-rate Senior Notes bearing interest at three-month LIBOR + 0.34% maturing in 2009. The Company primarily used the proceeds from the issuance of these securities to repay outstanding indebtedness under its unsecured revolving credit facility. In addition, the Company's $50.0 million of 7.95% Senior Notes matured in May 2006.

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

        Other Financing Activity—The Company's term financing that is collateralized by corporate bonds matured on August 1, 2007 and has been extended consecutively, with varying interest rates, through December 31, 2007 and further through March 4, 2008. The carrying value of corporate bonds collateralizing the borrowing totaled $185.9 million and $358.3 million at December 31, 2007 and 2006, respectively.

        In addition, on May 31, 2006, the Company began a loan participation program which serves as an alternative to borrowing funds from the Company's revolving credit facilities. The loan participations are short-term bank loans funded in the secondary market with fixed maturity dates typically ranging from overnight to 90 days. There were no amounts outstanding under this program at December 31, 2007 or 2006.

        The Company did not incur any loss on early extinguishment of debt during the years ended December 31, 2007 and 2006. During the year ended December 31, 2005, the Company incurred an aggregate net loss on early extinguishment of debt of approximately $46.0 million as a result of the early retirement of certain debt obligations.

        Debt Covenants—The Company's debt obligations and credit facilities contain covenants that are both financial and non-financial in nature. Significant financial covenants include limitations on the Company's ability to incur indebtedness beyond specified levels and a requirement to maintain specified ratios of unsecured indebtedness compared to unencumbered assets and minimum net worth. Based on the Company's current credit ratings, the financial covenants in some series of the Company's publicly held debt securities are not operative. Significant non-financial covenants include a requirement in some series of its publicly-held debt securities that the Company offer to repurchase those securities at a premium if the Company undergoes a change of control.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

        The Company's unsecured credit facility and interim financing facility agreements contain a covenant that limits the Company from paying common dividends in excess of the greater of 110% of adjusted earnings and such amounts as are necessary to maintain REIT status. Although to maintain REIT status, the Company is required to pay out 90% of ordinary taxable income, excluding capital gains, the Company typically pays out dividends equal to 100% of taxable income, as is the typical REIT practice (as corporate income taxes are required to be paid on undistributed taxable income). As a result of a non-cash impairment charge of $134.9 million and an increased provision for loan losses (see Note 5 for further details) that significantly reduced the Company's adjusted earnings for the year ended December 31, 2007, but not its taxable income, the Company was not in compliance with this covenant. However, the Company received a waiver for this covenant covering the year ended December 31, 2007. The Company also amended its unsecured revolving credit facilities and interim financing facility to allow the Company to pay out 100% of taxable earnings.

        Other than as noted above, as of December 31, 2007, the Company believes it is in compliance with all financial and non-financial covenants on its debt obligations.

        As of December 31, 2007, future scheduled maturities of outstanding long-term debt obligations are as follows (in thousands):

2008	$711,719
2009	1,214,125
2010	1,105,573
2011	2,516,155
2012	2,995,889
Thereafter	2,647,874

Total principal maturities	11,191,335
Unamortized debt discounts/premiums, net	(98,587)
Fair value adjustment to hedged items (see Note 11)	16,999

Total long-term debt obligations	$11,109,747

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

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 10—Shareholders' Equity (Continued)

        In December 2007, the Company completed a public offering of 8.0 million shares of the Company's Common Stock. The Company received net proceeds of approximately $217.9 million from the offering and used these proceeds to repay indebtedness under its unsecured interim financing facility.

        In November 2006, the Company completed a public offering of 12.7 million shares of the Company's Common Stock. The Company received net proceeds of approximately $541.4 million from the offering and used these proceeds to repay outstanding balances on its unsecured credit facilities.

        In April 2005 and May 2005, the Company issued 989,663 and 174,647 of its treasury shares, respectively, as a part of the purchase of the Company's substantial minority interest in Oak Hill. The shares were issued out of the Company's treasury stock at a weighted average cost of $18.71 and issued at a price of $41.35 and $40.25 in April 2005 and May 2005, respectively. The difference in the weighted average cost and the issuance price is included in "Additional paid-in capital" on the Company's Consolidated Balance Sheets.

        DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the years ended December 31, 2007, 2006 and 2005, the Company issued a total of approximately 71,000, 549,000 and 433,000 shares of its Common Stock, respectively, through both plans. Net proceeds during the years ended December 31, 2007, 2006 and 2005 were approximately $2.5 million, $22.6 million and $17.4 million, respectively. There are approximately 2.1 million shares available for issuance under the plan as of December 31, 2007.

        Stock Repurchase Program—In November 1999, the Board of Directors approved, and the Company implemented, a stock repurchase program under which the Company is authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. There is no fixed expiration date to this plan. During the year ended December 31, 2007, the Company repurchased 1.0 million shares of its outstanding Common Stock for a cost of approximately $30.9 million at an average cost per share of $30.53. As of December 31, 2007 the Company had repurchased a total of approximately 3.3 million shares under the plan at an aggregate cost of approximately $71.6 million.

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

        Use of derivative financial instruments—As of December 31, 2007, the Company had forward-starting interest rate swaps to hedge variability in cash flows on $250.0 million of debt forecasted and probable to be issued in 2008. The Company also had interest rate swaps that hedge the change in fair value associated with $1.25 billion of existing fixed-rate debt and foreign currency derivatives to hedge the exposure to foreign exchange rate movements related to a loan originated in Swedish Krona and an equity investment in Indian Rupee. The foreign exchange derivatives were not designated as hedges under Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," therefore, changes in fair value are recorded in the Company's Consolidated Statements of Operations. As of December 31, 2007, no derivatives were designated as hedges of net investments in foreign operations

        The following table represents the notional principal amounts and fair values of interest rate swaps by class (in thousands):

	Notional Amount as of December 31, 2007	Notional Amount as of December 31, 2006	Fair Value as of December 31, 2007	Fair Value as of December 31, 2006
Cash flow hedges:
Forward-starting interest rate swaps	$250,000	$450,000	$(6,457)	$9,180
Fair value hedges:
Interest rate swaps	1,250,000	950,000	17,237	(23,137)

Total interest rate swaps	$1,500,000	$1,400,000	$10,780	$(13,957)

        The following table presents the maturity, notional amount, and weighted average interest rates expected to be received or paid on USD interest rate swaps at December 31, 2007 (in thousands)(1):

	Fixed to Floating-Rate
Maturity for Years Ending December 31,	Notional Amount	Receive Rate	Pay Rate
2008	$—	—	—%
2009	350,000	3.69%	4.61%
2010	600,000	4.39%	4.78%
2011	—	—	—%
2012	300,000	5.50%	5.48%
2013—Thereafter	—	—	—%

Total	$1,250,000	4.46%	4.90%

  Explanatory Note:

    (1)
    Excludes forward-starting swaps expected to be cash settled on their effective dates and amortized to interest expense through their maturity dates.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11—Risk Management and Derivatives (Continued)

The following table presents the Company's foreign currency derivatives outstanding as of December 31, 2007 (in thousands):

Derivative Type	Notional Amount	Notional Currency	Notional (USD Equivalent)	Maturity
Sell SEK forward	SEK 287,993	Swedish Krona	$44,545	January 2008
Buy USD/Sell INR forward	INR 394,000	Indian Rupee	$10,000	November 2009
Buy SEK/Sell USD forward	SEK 18,814	Swedish Krona	$2,910	January 2008
Buy SEK forward	SEK 107,539	Swedish Krona	$16,633	January 2008

        During the year ended December 31, 2007, the Company settled three forward starting interest rate swap agreements, which were designated as cash-flow hedges, with notional amounts totaling $200 million, ten-year terms and rates from 4.740% to 4.745% in connection with the Company's issuance of $250 million of Senior Notes due in 2017. The $4.5 million settlement value received for these forward starting swaps is being amortized as a reduction to "Interest expense" on the Company's Consolidated Statements of Operations through the maturity of the Senior Notes due in 2017. Additionally, the Company entered into interest rate swap agreements, designated as fair-value hedges, with notional amounts totaling $300 million and variable interest rates that reset quarterly based on three-month LIBOR. These swap agreements exchanged the 5.5% fixed-rate interest payments on the Company's $300 million Senior Notes due in 2012 for variable-rate interest payments based on three-month LIBOR + 0.5365%.

        At December 31, 2007, derivatives with a fair value of $17.9 million were included in "Deferred expenses and other assets" and derivatives with a fair value of $6.6 million were included in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets. During 2007, the Company recorded a net gain of $0.2 million in "Other expense" on the Company's Consolidated Statements of Operations, due to ineffectiveness on fair-value hedges.

        During the year ended December 31, 2007, the Company recorded a cumulative non-cash out of period charge of $12.1 million to reflect a cumulative reduction in the fair value of three interest rate swaps which the Company determined did not qualify for hedge accounting within the meaning of SFAS No. 133. The Company recorded the charge in its Consolidated Statement of Operations during the year ended December 31, 2007, rather than restating prior periods. The charge reflects a cumulative loss in the fair value of the swaps from the time they were entered into through June 30, 2007 and is recorded as an increase to "Debt obligations" and "Other expense" on the Company's Consolidated Balance Sheets and Statements of Operations, respectively.

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

        The Company determined that it incorrectly applied the "short-cut" method of hedge accounting to three interest rate swaps which the Company entered into in 2003 in connection with its issuance of fixed-rate debt securities. Since the swaps were incorrectly designated as qualifying for short-cut hedge

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11—Risk Management and Derivatives (Continued)

accounting, and the Company did not test the hedging relationships periodically for effectiveness, the provisions of SFAS No. 133 do not allow the Company to retroactively apply the "long-haul" method, although the swaps would have qualified for long-haul hedge accounting treatment if they had been documented that way at their inception.

        The Company has concluded that the cumulative loss is not material to any of its previously issued financial statements for any period. Recording the cumulative charge in any year from 2003 through 2006, would have impacted net income by 2.5% or less. Further, the Company has concluded that the cumulative loss is not material to the current fiscal year. This charge was recorded in "Other expense" on the Company's Consolidated Statements of Operations. The Company redesignated all of its fair value swaps in September 2007 to qualify for hedge accounting treatment under the "long-haul" method as prescribed by SFAS No. 133.

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

        Substantially all of the Company's CTL assets (including those held by joint ventures) and loans and other lending investments are collateralized by facilities located in the United States, with California (14.0%), Florida (11.3%) and New York (10.7%) representing the only significant concentration (greater than 10.0%) as of December 31, 2007. The Company's investments also contain significant concentrations in the following asset types as of December 31, 2007: apartment/residential (21.4%), land (14.1%), office-CTL (11.2%) and retail (10.1%).

        The Company underwrites the credit of prospective borrowers and customers and often requires them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company's loans and other lending investments and corporate customer lease assets are geographically diverse and the borrowers and customers operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or customer, the inability of that borrower or customer to make its payment could have an adverse effect on the Company. As of December 31, 2007, the Company's five largest borrowers or corporate customers collectively accounted for approximately 9.9% of the Company's aggregate annualized interest and operating lease revenue of which no single customer accounts for more than 5.0%.

Note 12—Stock-Based Compensation Plans and Employee Benefits

        The Company's 2006 Long-Term Incentive Plan (the "LTIP Plan") is designed to provide equity-based incentive compensation for officers, key employees, directors, consultants and advisers of the Company. This Plan was effective May 31, 2006 and replaces the original 1996 Long-Term Incentive Plan. The Plan provides for awards of stock options, shares of restricted stock, phantom shares, dividend equivalent rights and other performance awards. There is a maximum of 4,550,000 shares of Common Stock available for

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

awards under the Plan provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 1.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan are at the discretion of the Board of Directors or a committee of the Board of Directors. At December 31, 2007, options to purchase approximately 948,000 shares of Common Stock were outstanding and approximately 965,000 shares of restricted stock were outstanding. Many of these options and restricted stock were issued under the original 1996 Long-Term Incentive Plan and, therefore, a total of approximately 3.8 million shares remain available for awards under the LTIP Plan as of December 31, 2007. The Company recorded $18.2 million, $7.3 million and $3.0 million of stock based compensation expense in "General and administrative" costs on the Company's Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005, respectively.

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

        Changes in options outstanding during each of the years ending December 31, 2005, 2006 and 2007, are as follows (shares and aggregate intrinsic value in thousands, except for weighted average strike price):

	Number of Shares
	Employees	Non-Employee Directors	Other	Weighted Average Strike Price	Aggregate Intrinsic Value
Options Outstanding, December 31, 2004	909	104	307	$17.99
Exercised in 2005	(58)	(7)	(23)	19.89

Options Outstanding, December 31, 2005	851	97	284	17.86
Exercised in 2006	(53)	(7)	(70)	19.89

Options Outstanding, December 31, 2006	798	90	214	17.62
Exercised in 2007	(110)	(4)	(40)	18.75

Options Outstanding, December 31, 2007	688	86	174	$17.43	$8,504

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

        The following table summarizes information concerning outstanding and exercisable options as of December 31, 2007 (in thousands):

Exercise Price	Options Outstanding and Exercisable	Remaining Contractual Life
$14.72	412	0.02
$16.88	365	2.01
$17.38	14	2.21
$19.69	52	3.01
$24.94	40	3.38
$26.97	2	3.45
$27.00	11	3.48
$28.54	3	0.34
$29.82	44	4.41
$55.39	5	1.42

	948	1.47

        In accordance with SFAS No. 123(R), the Company recognizes a charge equal to the fair value of these options at the date of grant multiplied by the number of options issued. The fair value of each significant grant is estimated on the date of grant using the Black-Scholes model. This charge is amortized over the related remaining vesting terms to individual employees as additional compensation. There were 15,500 options issued during the year ended December 31, 2003 with a strike price of $14.72. These options were fully vested as of December 31, 2005. The Company has not issued any options since 2003. Cash received from option exercises during the year ended December 31, 2007 was approximately $2.9 million. The intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $3.5 million, $3.0 million and $1.8 million, respectively. Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

        Changes in non-vested restricted stock units during the year ended December 31, 2007, are as follows (shares and aggregate intrinsic value in thousands):

Non-Vested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested at December 31, 2006	471	$37.27
Granted	766	47.63
Vested	(210)	38.88
Forfeited	(62)	43.42

Non-vested at December 31, 2007	965	$44.73	$25,126

        During the year ended December 31, 2007, the Company granted 766,000 restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 699,000 units remain outstanding as of December 31, 2007. During the years ended December 31, 2006 and 2005, the Company granted restricted stock units to employees that vest proportionately over three years on the anniversary date of the initial grant of which 247,000 units and 19,000 units, respectively,

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

remain outstanding as of December 31, 2007. The unvested restricted stock units granted after January 1, 2006, are paid dividends as dividends are paid on shares of the Company's Common Stock and these dividends are accounted for in a manner consistent with the Company's Common Stock dividends, as a reduction to retained earnings.

        For accounting purposes, the Company measures compensation costs for these shares, not including any contingently issuable shares, as of the date of the grant and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the respective vesting/service period. Such amounts appear on the Company's Consolidated Statements of Operations in "General and administrative." As of December 31, 2007, there was $32.0 million of total unrecognized compensation cost related to non-vested restricted stock units. That cost is expected to be recognized over the remaining vesting/service period for the respective grants.

Employment Agreements

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

        In addition, the President purchased a 20% interest in both the Company's 2005 and 2006 high performance unit program for senior executive officers, a 25% interest in the Company's 2007 high performance unit program for senior executive officers and a 30% interest in the Company's 2008 high performance unit program for senior executive officers (see High Performance Unit Program discussion below). This performance program was approved by the Company's shareholders in 2003. Through December 31, 2007, the President paid approximately $288,000, $101,000, $91,000 and $139,000 for interests in the the 2005, 2006, 2007 and 2008 plans, respectively. The purchase price for all plans was based upon a valuation prepared by an independent investment-banking firm. The interests purchased by the President will have no value to him unless the Company achieves total shareholder returns in excess of those achieved by peer group indices. As further described below under "High Performance Unit Program," the plans that vested in 2005, 2006 and 2007 did not meet performance thresholds and were not funded, resulting in the President losing aggregate contributions of $480,000.

        On February 11, 2004, the Company entered into an employment agreement with its Chief Executive Officer which took effect upon the expiration of his prior agreement dated March 30, 2001. The agreement has an initial term of three years and provides for the following compensation:

  •
  an annual salary of $1.0 million;

  •
  a potential annual cash incentive award of up to $5.0 million if performance goals set by the Compensation Committee of the Board of Directors in consultation with the Chief Executive Officer are met; and

  •
  a one-time award of Common Stock with a value of $10.0 million at March 31, 2004 (based upon the trailing 20-day average closing price of the Common Stock); the award was fully vested when granted and dividends will be paid on the shares from the date of grant, but the shares cannot be sold for five years unless the price of the Common Stock during the years ending March 31 of each

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

    year increases by at least 15%, in which case the sale restrictions on 25% of the shares awarded will lapse in respect to each twelve-month period. In connection with this award the Company recorded a $10.1 million charge in "General and administrative" on the Company's Consolidated Statements of Operations. The Chief Executive Officer notified the Company that subsequent to this award he contributed an equivalent number of shares to a newly established charitable foundation.

        In addition, the Chief Executive Officer purchased an 80%, 75% and 70% interest in the Company's 2006, 2007 and 2008 high performance unit program for senior executive officers, respectively (see High Performance Unit Program discussion below). This performance program was approved by the Company's shareholders in 2003. Through December 31, 2007, the Chief Executive Officer purchase prices of approximately $286,000, $274,000 and $325,000 for interests in the 2006, 2007 and 2008 plans, respectively. The purchase price for all plans was based upon a valuation prepared by an independent investment-banking firm. The interests purchased by the Chief Executive Officer will have no value to him unless the Company achieves total shareholder returns in excess of those achieved by peer group indices. As further described under "High Performance Units," the plans that vested in 2006 and 2007 did not meet performance thresholds and were not funded, resulting in the Chief Executive Officer losing aggregate contributions of $560,000.

        On November 8, 2007, in being consistent with the Company's performance-based employment and compensation philosophy, the Compensation Committee of the Board of Directors determined not to renew the employment agreements with the Company's Chief Executive Officer and its President upon expiration on March 30, 2008 and December 31, 2007, respectively. As a result, the Chief Executive Officer and its President, along with all of the Company's named executive officers will serve at the will of the Board. In connection with the non-renewal of the President's employment agreement, on November 8, 2007, the Company made a one time special bonus award to the President in the form of 31,204 shares of the Company's Common Stock. This award resulted in the Company recording a one-time charge of $0.9 million, included in "General and administrative" on the Company's Consolidated Statement of Operations for the year ended December 31, 2007.

High Performance Unit Program

        In May 2002, the Company's shareholders approved the iStar Financial High Performance Unit ("HPU") Program. The program is a performance-based employee compensation plan that only has material value to the participants if the Company provides superior returns to its shareholders. The program entitles the employee participants ("HPU holders") to receive distributions in the nature of Common Stock dividends if the total rate of return on the Company's Common Stock (share price appreciation plus dividends) exceeds certain performance levels over a specified valuation period.

        Six plans within the program completed their valuation periods as of December 31, 2007: the 2002 plan, the 2003 plan, the 2004 plan, the 2005 plan, the 2006 plan and the 2007 plan. Each plan has 5,000 shares of High Performance Common Stock associated with it. Each share of High Performance Common Stock carries 0.25 votes per share.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

        For these plans, the Company's performance was measured over a one-year valuation period, ended on December 31, 2002, a two-year valuation period ended on December 31, 2003, and a three-year valuation period ended on December 31, 2004, December 31, 2005, December 31, 2006 and December 31, 2007 respectively. The end of the valuation period (i.e., the "valuation date") will be accelerated if there is a change in control of the Company. The High Performance Common Stock has a nominal value unless the total rate of shareholder return for the relevant valuation period exceeds the greater of: (1) 10% for the 2002 plan, 20% for the 2003 plan and 30% for the 2004, 2005, 2006 and 2007 plans, respectively; and (2) a weighted industry index total rate of return consisting of equal weightings of the Russell 1000 Financial Index and the Morgan Stanley REIT Index for the relevant period.

        If the total rate of return on the Company's Common Stock exceeds the threshold performance levels for a particular plan, then distributions will be paid on the shares of High Performance Common Stock related to that plan in the same amounts and at the same times as distributions are paid on a number of shares of the Company's Common Stock equal to the following: 7.5% of the Company's excess total rate of return (over the higher of the two threshold performance levels) multiplied by the weighted average market value of the Company's common equity capitalization during the measurement period, all as divided by the average closing price of a share of the Company's Common Stock for the 20 trading days immediately preceding the applicable valuation date.

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

        Regardless of how much the Company's total rate of return exceeds the threshold performance levels, the dilutive impact to the Company's shareholders resulting from distributions on High Performance Common Stock in each plan is limited to the equivalent of 1% of the average monthly number of fully diluted shares of the Company's Common Stock outstanding during the valuation period.

        The employee participants have purchased their interests in High Performance Common Stock through a limited liability company at purchase prices approved by the Company's Board of Directors. The Company's Board of Directors has established the prices of the High Performance Common Stock based upon, among other things, an independent valuation from a major securities firm. The aggregate initial purchase prices were approximately $2.8 million, $1.8 million, $1.4 million, $0.6 million, $0.7 million and $0.6 million for the 2002, 2003, 2004, 2005, 2006 and 2007 plans, respectively. No HPU holder is permitted to exchange his or her interest in the LLC for shares of High Performance Common Stock prior to the applicable valuation date.

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

Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

        The total shareholder return for the valuation period under the 2003 plan was 78.3%, which exceeded the fixed performance threshold of 20% and the industry index return of 24.7%. The plan was fully funded and was limited to 1% of the average monthly number of fully diluted shares of the Company's Common Stock during the valuation period. As a result of the Company's superior performance, the participants in the 2003 plan are entitled to receive distributions equivalent to the amount of dividends payable on 987,149 shares of the Company's Common Stock, as and when such dividends are paid. Such dividend payments began with the first quarter 2004 dividend. The Company pays dividends on the 2003 plan shares in the same amount per equivalent share and on the same distribution dates that shares of the Company's Common Stock are paid.

        The total shareholder return for the valuation period under the 2004 plan was 115.5%, which exceeded the fixed performance threshold of 30% and the industry index return of 55.1%. The plan was fully funded and was limited to 1% of the average monthly number of fully diluted shares of the Company's Common Stock during the valuation period. As a result of the Company's superior performance, the participants in the 2004 plan are entitled to receive distributions equivalent to the amount of dividends payable on 1,031,875 shares of the Company's Common Stock, as and when such dividends are paid. Such dividend payments will begin with the first quarter 2005 dividend. The Company pays dividends on the 2004 plan shares in the same amount per equivalent share and on the same distribution dates that shares of the Company's Common Stock are paid.

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

        The total shareholder return for the valuation period under the 2007 plan was (13.9)%, did not exceed the fixed performance threshold of 30%, and the industry index return of 15.2%. As a result, the plan was not funded and on December 31, 2007, the Company redeemed the high performance stock for its fair value and each unit holder received their proportionate share of the nominal fair value of the plan.

        The plans that vested in 2005, 2006 and 2007 did not exceed performance thresholds and none of them were funded. As a result, the Company redeemed the participants' units for approximately $1,300 resulting in the unitholders losing $1.7 million of aggregate contributions.

        A new 2008 plan has been established with a three-year valuation period ending December 31, 2008. Awards under the 2008 plan were approved in January 2006. The 2008 plan had 5,000 shares of High Performance Common Stock with an aggregate initial purchase price of $0.8 million. As of December 31, 2007, the Company had received a net contribution of $0.7 million under this plan. The purchase price of the High Performance Common Stock was established by the Company's Board of Directors based upon, among other things, an independent valuation from a major securities firm. The provisions of the 2008 plan are substantially the same as the prior plans.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

        In addition to these plans, a high performance unit program for executive officers has been established with three-year valuation periods ending December 31, 2005, 2006, 2007 and 2008, respectively. The provisions of these plans are substantially the same as the high performance unit programs for employees except that the plans are limited to 0.5% of the average monthly number of fully diluted shares of the Company's Common Stock during the valuation period.

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

        The total shareholder return for the valuation period under the 2007 high performance unit program for executive officers was (13.9%), which did not exceed the fixed performance threshold of 30% and the industry index return of 15.2%. As a result, the plan was not funded and on December 31, 2007, the Company redeemed the high performance stock for its fair value and each unit holder received their proportionate share of the nominal fair value of the plan

        The Company did not issue units under the HPU program or the Senior Executive HPU program during 2007.

        During the year ended December 31, 2006, the Company recorded a charge to "General and administrative" on the Company's Consolidated Statements of Operations relating to stock-based compensation in connection with the Company's High Performance Unit equity compensation program for senior management. The non-cash compensation charge of approximately $4.5 million is the result of a correction due to a change in the assumptions for the liquidity, non-voting and forfeiture discounts used to value the 2002 through 2008 HPU plans. The employee participants in the plans purchased their interests in the plans based on the fair values originally determined at the applicable dates of grant of the original plans. The portion of the charge relating to the years ended December 31, 2002 through 2005 was determined pursuant to the requirements of SFAS No. 123 which was in effect for those years, and the portion relating to the first two quarters of the year ended December 31, 2006 was determined pursuant to SFAS No. 123R which became effective January 1, 2006. The Company has concluded that the amount of stock-based compensation charges that should have been previously recorded were not material to any of its previously issued financial statements. The Company concluded that the cumulative charge of approximately $4.5 million was not material to the quarter in which the charge was booked and was not material to the current fiscal year. As such, the cumulative charge was recorded in the Company's Consolidated Statements of Operations for the year ended December 31, 2006, rather than restating prior periods.

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

401(k) Plan

        Effective November 4, 1999, the Company implemented a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50% of the first 10% of the participant's annual compensation. The Company made gross contributions of approximately $1.1 million, $0.7 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Notes to Consolidated Financial Statements (Continued)

Note 13—Earnings Per Share

        The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the years ended December 31, 2007, 2006 and 2005 for common shares (in thousands, except per share data):

	For the Years Ended December 31,
	2007	2006	2005
Income from continuing operations.	$210,287	$325,955	$267,900
Preferred dividend requirements	(42,320)	(42,320)	(42,320)

Net income allocable to common shareholders and HPU holders before income from discontinued operations and gain from discontinued operations, net	$167,967	$283,635	$225,580

Earnings allocable to common shares:
Numerator for basic earnings per share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$164,275	$276,804	$220,028
Income from discontinued operations	20,383	24,052	13,323
Gain from discontinued operations, net	7,661	23,644	6,198

Net income allocable to common shareholders	$192,319	$324,500	$239,549

Numerator for diluted earnings per share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net(1)	$164,400	$276,986	$220,113
Income from discontinued operations	20,386	24,057	13,326
Gain from discontinued operations, net	7,662	23,649	6,199

Net income allocable to common shareholders	$192,448	$324,692	$239,638

Denominator:
Weighted average common shares outstanding for basic earnings per common share	126,801	115,023	112,513
Add: effect of assumed shares issued under treasury stock method for stock options and restricted shares.	730	847	764
Add: effect of contingent shares	—	—	115
Add: effect of joint venture shares	261	349	311

Weighted average common shares outstanding for diluted earnings per common share	127,792	116,219	113,703

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 13—Earnings Per Share (Continued)

Basic earnings per common share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$1.30	$2.40	$1.95
Income from discontinued operations	0.16	0.21	0.12
Gain from discontinued operations, net	0.06	0.21	0.06

Net income allocable to common shareholders	$1.52	$2.82	$2.13

Diluted earnings per common share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$1.29	$2.38	$1.94
Income from discontinued operations	0.16	0.21	0.12
Gain from discontinued operations, net	0.06	0.20	0.05

Net income allocable to common shareholders	$1.51	$2.79	$2.11

Explanatory Note:

(1)
For the years ended December 31, 2007, 2006 and 2005 includes the allocable portions of $85, $115 and $28 of joint venture income, respectively.

        As more fully described in Note 12, HPU shares are sold to employees as part of a performance-based employee compensation plan. As of December 31, 2007 the 2002-2007 HPU plans have vested, however, the 2005, 2006 and 2007 plans did not meet the required performance thresholds to fund. Therefore, the Company redeemed the HPU shares from its employees. The 2002-2004 plans each have 5,000 shares outstanding. The shares in each plan receive dividends based on a common stock equivalent that is separately determined for each plan depending on the Company's performance during a three-year valuation period. These HPU Shares are treated as a separate class of common stock under EITF 03-06. The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the years ended December 31, 2007, 2006 and 2005 for HPU shares (in thousands, except per share data):

	For the Years Ended December 31,
	2007	2006	2005
Earnings allocable to High Performance Units
Numerator for basic earnings per HPU share:
Income allocable to high performance units before income from discontinued operations and gain from discontinued operations, net	$3,692	$6,831	$5,551
Income from discontinued operations	456	593	336
Gain from discontinued operations, net	171	583	156

Net income allocable to high performance units	$4,319	$8,007	$6,043

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 13—Earnings Per Share (Continued)

Numerator for diluted earnings per HPU share:
Income allocable to high performance units before income from discontinued operations and gain from discontinued operations, net(1)	$3,652	$6,764	$5,495
Income from discontinued operations	453	588	333
Gain from discontinued operations, net	170	578	155

Net income allocable to high performance units	$4,275	$7,930	$5,983

Denominator:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15	15

Basic earnings per HPU share:
Income allocable to high performance units before income from discontinued operations and gain from discontinued operations	$246.13	$455.40	$370.07
Income from discontinued operations	30.40	39.53	22.40
Gain from discontinued operations, net	11.40	38.87	10.40

Net income allocable to high performance units	$287.93	$533.80	$402.87

Diluted earnings per HPU share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations	$243.47	$450.94	$366.34
Income from discontinued operations	30.20	39.20	22.20
Gain from discontinued operations, net	11.33	38.53	10.33

Net income allocable to high performance units	$285.00	$528.67	$398.87

Explanatory Note:

(1)
For the years ended December 31, 2007, 2006 and 2005 includes the allocable portion of $85, $115 and $28 of joint venture income, respectively.

        For the years ended December 31, 2007, 2006 and 2005, the following shares were antidilutive (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Stock options	5	5	5
Joint venture shares	88	—	39
Restricted stock units	699	—	—

        As discussed in Note 9, the conditions for conversion related to the Company's Convertible Notes have never been met. If the conditions for conversion are met, the Company may choose to pay in cash and/or Common Stock; however, if this occurs, the Company has the intent and ability to settle this debt in cash. Accordingly, there was no impact on the Company's diluted earnings per share for any of the periods presented.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14—Comprehensive Income

        Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. Total comprehensive income was $219.7 million, $377.9 million and $303.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. The primary components of comprehensive income, other than net income, consist of amounts attributable to the Company's cash flow hedges and changes in the fair value of the Company's available-for-sale investments. The statement of comprehensive income is as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Net income	$238,958	$374,827	$287,913
Other comprehensive income:
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization	(2,566)	(148)	(2,737)
Reclassification of (gains)/losses on ineffective cash flow hedges into earnings	98	(550)	—
Reclassification of (gains)/losses on qualifying cash flow hedges into earnings	(1,041)	(3,346)	10,624
Unrealized gains/(losses) on available-for-sale securities	(6,023)	2,139	188
Unrealized gains/(losses) on cash flow hedges	(9,719)	4,976	7,896

Comprehensive income	$219,707	$377,898	$303,884

        Unrealized gains/(losses) on available-for-sale securities and cash flow hedges are recorded as adjustments to shareholders' equity through "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included in net income unless realized.

        As of December 31, 2007 and 2006, accumulated other comprehensive income (losses) reflected in the Company's shareholders' equity is comprised of the following (in thousands):

	As of December 31, 2007	As of December 31, 2006
Unrealized (losses)/gains on available-for-sale securities	$(4,453)	$4,136
Unrealized losses on hedges held by joint venture	(3,335)	(4,674)
Unrealized gains on cash flow hedges	5,493	17,494

Accumulated other comprehensive (losses)/income	$(2,295)	$16,956

        Over time, the unrealized gains and losses held in other comprehensive income will be reclassified to earnings in the same period(s) in which the hedged items are recognized in earnings. The current balance held in accumulated other comprehensive income is expected to be reclassified to earnings over the lives of the current hedging instruments, or for the realized gains/losses on forecasted debt transactions, over the related term of the debt obligation, as applicable. The Company expects that $1.6 million will be reclassified into earnings as a decrease to interest expense over the next twelve months.

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

        Total dividends declared by the Company aggregated $459.3 million, or $3.60 per share of Common Stock during the year ended December 31, 2007. Total dividends consisted of quarterly dividends of $0.825 which were declared on April 2, 2007, July 2, 2007, October 1, 2007 and a quarterly dividend of $0.87 on December 3, 2007. A special dividend of $0.25 was declared on December 20, 2007 and paid on January 14, 2008. For tax reporting purposes, the 2007 dividends were classified as 90.7% ($3.2622) ordinary dividend, 8.0% ($0.2875) 15% capital gain and 1.3% ($0.0453) 25% Section 1250 capital gain. Of the ordinary dividend 0.02% ($0.0850) qualifies as a qualifying dividend for those shareholders who held shares of the Company for the entire year. The Company also declared and paid dividends aggregating $8.0 million, $11.0 million, $7.8 million, $6.1 million and $9.4 million on its Series D, E, F, G and I preferred stock, respectively, for the year ended December 31, 2007.

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

        The Company pays dividends to the unit holders in the 2002, 2003, and 2004 HPU Plans in the same amount per equivalent share and on the same distribution dates as the Company's common stock, based on 819,254 shares, 987,149 shares and 1,031,875 shares, respectively. Therefore, in connection with the common dividend declared during the year ended December 31 2007, the Company paid dividends of $2.9 million, $3.5 million and $3.7 million to the unit holders in the 2002, 2003 and 2004 HPU Plans, respectively.

        The Company also pays dividends on outstanding restricted stock units that were granted to employees after January 1, 2006, in the same amount per unit and on the same distribution dates as the Company's common stock. Therefore, in connection with the common dividends declared during the year ended December 31, 2007, the Company paid dividends of $2.7 million to employees based on 744,391, 969,694, 961,371 and 945,979 restricted stock units outstanding as of April 16, 2007, July 16, 2007, October 16, 2007 and December 17, 2007, respectively. The Company also paid a special cash dividend on January 14, 2008 of $0.2 million to employees based on the 945,979 restricted stock units outstanding as of December 17, 2007.

Note 16—Fair Values of Financial Instruments

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

        Marketable securities—Securities held for investment, securities available for sale and long-term debt traded actively in the secondary market have been valued using quoted market prices.

        Other financial instruments—The carrying value of other financial instruments including, restricted cash, accrued interest receivable, accounts payable, accrued expenses and other liabilities approximate the fair values of the instruments.

        Debt obligations—A portion of the Company's existing debt obligations bear interest at fixed margins over LIBOR. Such margins may be higher or lower than those at which the Company could currently replace the related financing arrangements. Other obligations of the Company bear interest at fixed rates, which may differ from prevailing market interest rates. As a result, the fair values of the Company's debt obligations were estimated by discounting current debt balances from December 31, 2007 and 2006 to maturity using estimated current market rates at which the Company could enter into similar financing arrangements.

        Interest rate protection agreements—The fair value of interest rate protection agreements such as interest rate caps, floors, collars and swaps used for hedging purposes (see Note 11) is the estimated amount the Company would receive or pay to terminate these agreements at the reporting date, taking into account current interest rates and current creditworthiness of the respective counterparties. The amounts in the table include accrued interest payable or receivable on the derivative instruments.

        The book and fair values of financial instruments as of December 31, 2007 and 2006 were (in thousands):

	2007		2006
	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Loans and other lending investments	$11,167,265	$11,766,528	$6,852,051	$7,567,073
Derivative assets	$17,569	$17,569	$9,293	$9,293
Marketable securities	$1,139	$1,139	$6,001	$6,001
Reserve for loan losses	$(217,910)	$(217,910)	$(52,201)	$(52,201)
Financial liabilities:
Debt obligations	$12,399,558	$11,523,065	$7,833,437	$7,966,197
Derivative liabilities	$(7,999)	$(7,999)	$(22,930)	$(22,930)

Note 17—Segment Reporting

        Statement of Financial Accounting Standard No. 131 ("SFAS No. 131") "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 17—Segment Reporting (Continued)

        The Company has determined that it has two reportable operating segments: Real Estate and Corporate Lending and Corporate Tenant Leasing. The reportable segments were determined based on the management approach, which looks to the Company's internal organizational structure. These two lines of business require different support infrastructures.

        The Real Estate and Corporate Lending segment includes all of the Company's activities related to senior and mezzanine real estate debt and senior and mezzanine corporate capital investment activities and the financing thereof. These include a dedicated management team for real estate and corporate lending origination, acquisition and servicing.

        The Corporate Tenant Leasing segment includes all of the Company's activities related to the ownership and leasing of corporate facilities. This includes a dedicated management team for the acquisition and management of our corporate tenant lease facilities.

        The Company does not have significant foreign operations. The accounting policies of the segments are the same as those described in Note 3. The Company has no single customer that accounts for more than 2.4% of annualized total revenues (see Note 11 for other information regarding concentrations of credit risk).

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 17—Segment Reporting (Continued)

        The Company evaluates performance based on the following financial measures for each segment (in thousands):

	Real Estate and Corporate Lending	Corporate Tenant Leasing	Corporate/ Other(1)	Company Total
2007:
Total revenues(2)	$1,088,323	$325,093	$12,162	$1,425,578
Earnings (loss) from equity method investments	—	7,347	22,279	29,626
Total operating and interest expense(3)	332,725	135,498	777,510	1,245,733
Net operating income(4)	755,598	196,942	(743,069)	209,471
Total long-lived assets(5)	10,949,354	3,309,866	128,720	14,387,940
Total assets	11,282,121	3,686,941	879,236	15,848,298
2006:
Total revenues(2)	$626,474	$314,800	$18,616	$959,890
Earnings (loss) from equity method investments	—	(458)	12,849	12,391
Total operating and interest expense(3)	20,483	124,944	499,692	645,119
Net operating income(4)	605,991	189,398	(468,227)	327,162
Total long-lived assets(5)	6,799,850	3,084,794	146,502	10,031,146
Total assets	6,881,423	3,288,276	890,296	11,059,995
2005:
Total revenues(2)	$471,451	$294,120	$16,358	$781.929
Earnings (loss) from equity method investments	—	(504)	3,520	3,016
Total operating and interest expense(3)	38,578	165,111	312,376	516,065
Net operating income(4)	432,873	128,505	(292,498)	268,880
Total long-lived assets(5)	4,661,915	3,115,361	152,114	7,929,390
Total assets	4,708,835	3,293,048	530,413	8,532,296

Explanatory Notes:

(1)
Corporate and Other represents all corporate level items, including general and administrative expenses. This caption also includes the Company's timber operations, non-CTL related joint venture investments, strategic investments and marketable securities, which are not considered material separate segments.

(2)
Total revenue represents all revenue earned during the period from the assets in each segment. Revenue from the Real Estate and Corporate Lending business primarily represents interest income and revenue from the Corporate Tenant Leasing business primarily represents operating lease income.

(3)
Total operating and interest expense includes provision for loan losses for the Real Estate and Corporate Lending business and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense and loss on early extinguishment of debt specifically related to each segment. Interest expense on unsecured notes, the interim financing facility and the unsecured and secured revolving credit facilities and general and administrative expense is included in Corporate/Other for all periods. Depreciation and amortization of $93.9 million, $76.2 million and $70.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, are included in the amounts presented above.

(4)
Net operating income represents income before minority interest, income from discontinued operations and gain from discontinued operations.

(5)
Total long-lived assets are comprised of Loans and other lending investments, net, Corporate tenant lease assets, net, and timber and timberlands, net for the Real Estate and Corporate Lending, Corporate Tenant Leasing and Corporate/Other segments, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 18—Quarterly Financial Information (Unaudited)

        The following table sets forth the selected quarterly financial data for the Company (in thousands, except per share amounts).

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
2007:
Revenue	$413,818	$418,932	$308,507	$284,322
Net income(1)	(69,845)	105,644	109,062	94,096
Net income allocable to common shareholders(1)	(78,671)	92,978	96,325	81,686
Net income allocable to HPU holders(1)	(1,754)	2,086	2,157	1,830
Net income per common share—basic(1)	$(0.62)	$0.74	$0.76	$0.64
Net income per common share—diluted(1)	$(0.62)	$0.73	$0.75	$0.64
Net income per HPU share—basic(1)	$(116.93)	$139.07	$143.80	$122.00
Net income per HPU share—diluted(1)	$(116.47)	$138.07	$142.53	$120.93
Weighted average common shares outstanding—basic	127,267	126,488	126,753	126,693
Weighted average common shares outstanding—diluted	127,798	127,508	127,963	127,867
Weighted average HPU shares outstanding—basic and diluted	15	15	15	15
2006:
Revenue	$259,015	$249,519	$235,243	$216,110
Net income	91,693	104,650	90,499	87,986
Net income allocable to common shareholders	79,242	91,771	77,966	75,513
Net income allocable to HPU holders	1,871	2,299	1,953	1,893
Net income per common share—basic	$0.66	$0.81	$0.69	$0.67
Net income per common share—diluted	$0.65	$0.80	$0.68	$0.66
Net income per HPU share—basic	$124.73	$153.27	$130.20	$126.20
Net income per HPU share—diluted	$123.47	$151.67	$129.00	$125.00
Weighted average common shares outstanding—basic	120,191	113,318	113,282	113,243
Weighted average common shares outstanding—diluted	121,498	114,545	114,404	114,357
Weighted average HPU shares outstanding—basic and diluted	15	15	15	15

Explanatory Note:

(1)
For the quarter ended December 31, 2007, the Company recorded a $134.9 million non-cash charge associated with the impairment of two credits accounted for as held-to-maturity investment securities.

Note 19—Subsequent Events

        On February 19, 2008, the Company announced that one of its timber investments, TimberStar Southwest, has entered into an agreement to sell approximately 900,000 acres of timberland for approximately $1.7 billion. TimberStar Southwest is a joint venture between the Company's subsidiary TimberStar and equity investors MSD Capital, York Capital Management and Perry Capital. TimberStar Southwest purchased the properties from International Paper for approximately $1.2 billion in October 2006. Once completed, the Company is expected to receive approximately $400 million of net proceeds from the sale.

iStar Financial Inc.

Schedule II—Valuation and Qualifying Accounts and Reserves

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other Charges		Deductions	Balance at End of Period
For the Year Ended December 31, 2005
Reserve for loan losses(1)(2)	$42,436	$2,250	$2,190	(3)	$—	$46,876
Allowance for doubtful accounts(2)	870	365	—		—	1,235

	$43,306	$2,615	$2,190		$—	$48,111
For the Year Ended December 31, 2006
Reserve for loan losses(1)(2)	$46,876	$14,000	$—		$(8,675)	$52,201
Allowance for doubtful accounts(2)	1,235	475	—		—	1,710

	$48,111	$14,475	$—		$(8,675)	$53,911
For the Year Ended December 31, 2007
Reserve for loan losses(1)(2)	$52,201	$185,000	$—		$(19,291)	$217,910
Allowance for doubtful accounts(2)	1,710	697	—		—	2,407

	$53,911	$185,697	$—		$(19,291)	$220,317

Explanatory Notes:

(1)
See Note 5 to the Company's Consolidated Financial Statements.

(2)
See Note 3 to the Company's Consolidated Financial Statements.

(3)
Additional reserves acquired in acquisition of Falcon Financial.

iStar Financial Inc.

Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation

As of December 31, 2007

(Dollars in thousands)

			Initial Cost to Company			Gross Amount Carried at Close of Period
					Cost Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
OFFICE FACILITIES:
Tempe	AZ	$—	$1,512	$9,732	$444	$1,512	$10,176	$11,688	$2,073	1999	40.0
Tempe	AZ	—	1,033	6,652	169	1,033	6,821	7,854	1,391	1999	40.0
Tempe	AZ	—	1,033	6,652	615	1,033	7,267	8,300	1,583	1999	40.0
Tempe	AZ	—	1,033	6,652	2,273	1,033	8,925	9,958	2,188	1999	40.0
Tempe	AZ	—	701	4,339	815	701	5,154	5,855	1,185	1999	40.0
Commerce	CA	—	3,454	12,915	—	3,454	12,915	16,369	2,637	1999	40.0
Cupertino	CA	—	7,994	19,037	1,229	7,994	20,266	28,260	3,887	1999	40.0
Dublin	CA	—	17,040	84,549	—	17,040	84,549	101,589	12,437	2002	40.0
El Segundo	CA	—	6,813	31,974	—	6,813	31,974	38,787	1,622	2005	40.0
Milpitas	CA	—	4,139	5,064	529	4,139	5,593	9,732	1,263	2002	40.0
Mountain View	CA	—	12,834	28,158	2,043	12,834	30,201	43,035	6,028	1999	40.0
Mountain View	CA	—	5,798	12,720	1,286	5,798	14,006	19,804	2,795	1999	40.0
Newbury Park	CA	—	4,563	24,911	—	4,563	24,911	29,474	5,086	1999	40.0
Palo Alto	CA	—	—	19,168	113	—	19,281	19,281	3,925	1999	40.0
Redondo Beach	CA	—	2,598	9,212	—	2,598	9,212	11,810	1,881	1999	40.0
Englewood	CO	—	1,757	16,930	808	1,757	17,738	19,495	3,517	1999	40.0
Englewood	CO	—	2,967	15,008	2,109	2,967	17,117	20,084	3,567	1999	40.0
Englewood	CO	—	8,536	27,428	13,008	8,536	40,436	48,972	7,341	1999	40.0
Ft. Collins	CO	10,222	—	16,752	48	—	16,800	16,800	2,414	2002	40.0
Westminster	CO	—	307	3,524	1,508	307	5,032	5,339	966	1999	40.0
Westminster	CO	—	616	7,290	—	616	7,290	7,906	1,489	1999	40.0
Plantation	FL	—	7,125	23,648	255	7,125	23,903	31,028	2,395	2003	40.0
Tampa	FL	—	1,920	18,435	—	1,920	18,435	20,355	2,753	2002	40.0
Alpharetta	GA	—	905	6,744	199	905	6,943	7,848	1,494	1999	40.0
Atlanta	GA	—	5,709	49,091	9,187	5,709	58,278	63,987	12,866	1999	40.0
Duluth	GA	—	1,655	14,484	525	1,655	15,009	16,664	2,992	1999	40.0
Lisle	IL	—	6,153	14,993	8	6,161	14,993	21,154	3,064	1999	40.0
Vernon Hills	IL	—	1,400	12,597	2,546	1,400	15,143	16,543	2,720	1999	40.0
Chelmsford	MA	17,366	1,600	21,947	62	1,600	22,009	23,609	3,165	2002	40.0
Quincy	MA	—	3,562	23,420	1,515	3,562	24,935	28,497	5,031	1999	40.0
Largo	MD	16,999	1,800	18,706	37	1,800	18,743	20,543	2,615	2002	40.0
Detroit	MI	—	5,374	114,956	139	5,370	115,099	120,469	2,222	2007	40.0
Arden Hills	MN	—	719	6,541	1,043	719	7,584	8,303	1,757	1999	40.0
Jersey City	NJ	—	15,667	162,578	895	15,667	163,473	179,140	17,331	2003	40.0
Mt. Laurel	NJ	57,787	7,726	74,429	10	7,724	74,441	82,165	9,420	2002	40.0
Parsippany	NJ	—	8,242	31,758	—	8,242	31,758	40,000	3,786	2003	40.0
Riverview	NJ	13,285	1,008	13,763	(81)	1,008	13,682	14,690	1,331	2004	40.0
Riverview	NJ	25,524	2,456	28,955	306	2,456	29,261	31,717	2,817	2004	40.0
Columbus	OH	—	1,274	10,326	46	1,274	10,372	11,646	1,619	2001	40.0
Harrisburg	PA	16,435	690	26,098	(49)	690	26,049	26,739	4,099	2001	40.0
Spartanburg	SC	—	800	11,192	5	800	11,197	11,997	1,693	2001	40.0
Memphis	TN	—	2,702	25,129	49	2,702	25,178	27,880	5,134	1999	40.0
Dallas	TX	—	1,918	4,632	1,853	1,918	6,485	8,403	1,035	1999	40.0
Irving	TX	—	6,083	42,016	—	6,083	42,016	48,099	8,578	1999	40.0
Irving	TX	—	1,364	10,628	7,173	2,371	16,794	19,165	3,623	1999	40.0
Irving	TX	—	1,804	5,815	557	1,804	6,372	8,176	1,273	1999	40.0
Irving	TX	—	3,363	21,376	—	3,363	21,376	24,739	4,364	1999	40.0
Richardson	TX	—	1,233	15,160	36	1,233	15,196	16,429	2,816	1999	40.0
Richardson	TX	—	2,932	31,235	4,774	2,932	36,009	38,941	7,077	1999	40.0

iStar Financial Inc.

Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation

As of December 31, 2007

(Dollars in thousands)

Richardson	TX	—	1,230	5,660	1,428	1,230	7,088	8,318	1,797	1999	40.0
Dulles	VA	—	2,647	14,817	—	2,647	14,817	17,464	1,763	2003	40.0
McLean	VA	—	20,110	125,516	95	20,110	125,611	145,721	17,684	2002	40.0
Reston	VA	—	4,436	22,362	9,996	4,436	32,358	36,794	7,184	1999	40.0
Milwaukee	WI	—	1,875	13,914	3	1,875	13,917	15,792	2,842	1999	40.0

Subtotal		157,618	212,210	1,391,588	69,609	213,219	1,460,188	1,673,407	219,615

INDUSTRIAL FACILITIES:
Los Angeles	CA	—	11,635	19,515	—	11,635	19,515	31,150	41	2007	40.0
Oxnard	CA	—	741	494	—	741	494	1,235	18	2006	40.0
San Diego	CA	—	1,343	1,669	—	1,343	1,669	3,012	58	2006	40.0
Burlingame	CA	—	1,219	3,470	(659)	1,041	2,989	4,030	122	1999	40.0
City of Industry	CA	—	5,002	11,765	—	5,002	11,765	16,767	2,403	1999	40.0
East Los Angeles	CA	—	9,334	12,501	2	9,334	12,503	21,837	2,552	1999	40.0
Fremont	CA	—	654	4,591	156	654	4,747	5,401	952	1999	40.0
Fremont	CA	—	1,086	7,964	235	1,086	8,199	9,285	1,636	1999	40.0
Millbrae	CA	—	741	2,107	9	741	2,116	2,857	433	1999	40.0
Milpitas	CA	—	4,880	12,367	1,597	4,880	13,964	18,844	3,643	1999	40.0
Milpitas	CA	—	6,857	8,378	308	6,857	8,686	15,543	1,480	2002	40.0
Milpitas	CA	—	4,095	8,323	567	4,095	8,890	12,985	1,782	1999	40.0
Milpitas	CA	—	9,802	12,116	1,722	9,802	13,838	23,640	2,152	2002	40.0
Milpitas	CA	—	5,051	6,170	328	5,051	6,498	11,549	1,125	2002	40.0
Milpitas	CA	—	4,119	5,034	17	4,119	5,051	9,170	872	2002	40.0
Milpitas	CA	—	3,044	3,716	1,196	3,044	4,912	7,956	711	2002	40.0
Milpitas	CA	—	2,633	3,219	290	2,633	3,509	6,142	608	2002	40.0
Milpitas	CA	—	3,000	3,669	1,047	3,000	4,716	7,716	904	2002	40.0
Milpitas	CA	—	4,600	5,627	236	4,600	5,863	10,463	1,042	2002	40.0
Milpitas	CA	—	5,617	6,877	1,189	5,619	8,064	13,683	1,392	2002	40.0
Milpitas	CA	—	9,526	11,655	1,164	9,526	12,819	22,345	2,214	2002	40.0
San Jose	CA	—	9,677	23,288	5,895	9,677	29,183	38,860	5,663	1999	40.0
Sunnyvale	CA	—	15,708	27,987	5,262	15,708	33,249	48,957	7,513	2004	40.0
Walnut Creek	CA	—	571	5,874	2,223	571	8,097	8,668	1,664	1999	40.0
Walnut Creek	CA	—	808	8,306	572	808	8,878	9,686	2,029	1999	40.0
Golden	CO	—	645	684	—	645	684	1,329	23	2006	40.0
Aurora	CO	—	580	3,677	—	580	3,677	4,257	574	2001	40.0
Jacksonville	FL	—	322	323	—	322	323	645	11	2006	40.0
Jacksonville	FL	—	3,510	20,846	—	3,510	20,846	24,356	—	2007	—
Jacksonville	FL	—	2,310	5,435	—	2,310	5,435	7,745	1,110	1999	40.0
Miami	FL	—	3,048	8,676	—	3,048	8,676	11,724	1,771	1999	40.0
Miami	FL	—	1,612	4,586	(1,408)	1,241	3,549	4,790	34	1999	40.0
Orlando	FL	—	1,476	4,198	(4,862)	450	362	812	8	1999	40.0
Atlanta	GA	—	2,791	24,637	—	2,791	24,637	27,428	103	2007	40.0
McDonough	GA	—	1,900	14,318	—	1,900	14,318	16,218	2,155	2001	40.0
Stockbridge	GA	—	1,350	18,393	—	1,350	18,393	19,743	2,769	2001	40.0
DeKalb	IL	—	1,600	28,015	—	1,600	28,015	29,615	4,217	2001	40.0
Dixon	IL	—	519	15,363	—	519	15,363	15,882	1,633	2003	40.0
Lincolnshire	IL	—	3,192	7,507	—	3,192	7,507	10,699	1,533	1999	40.0
Bristol	IN	—	462	9,224	—	462	9,224	9,686	246	2007	40.0
Seymour	IN	15,166	550	22,240	1,124	550	23,364	23,914	3,918	2000	40.0

iStar Financial Inc.

Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation

As of December 31, 2007

(Dollars in thousands)

South Bend	IN	—	140	4,640	450	140	5,090	5,230	1,102	1999	40.0
Campbellsville	KY	—	400	17,219	72	400	17,291	17,691	2,204	2002	40.0
Everett	MA	—	7,439	21,774	—	7,439	21,774	29,213	—	2007	—
Lakeville	MA	—	1,012	4,048	539	1,012	4,587	5,599	933	1999	40.0
Milford	MA	15,704	834	20,991	—	834	20,991	21,825	1,670	2004	40.0
Baltimore	MD	—	1,535	9,324	181	1,535	9,505	11,040	1,928	1999	40.0
Montague	MI	—	598	9,814	—	598	9,814	10,412	287	2007	40.0
Bloomington	MN		403	1,147	(334)	1,206	10	1,216	3	1999	40.0
Little Falls	MN	—	6,705	17,690	—	6,225	18,170	24,395	1,322	2005	40.0
O'Fallon	MO	—	1,388	12,700	100	1,388	12,800	14,188	2,639	1999	40.0
Belmont	NC	5,574	680	5,947	—	680	5,947	6,627	474	2004	40.0
Newington	NH	—	—	13,546	—	—	13,546	13,546	1,085	2004	40.0
Elizabeth	NJ	—	8,368	15,376	—	8,368	15,376	23,744	—	2007	—
Las Vegas	NV	—	4,137	2,963	—	4,137	2,963	7,100	101	2006	40.0
Reno	NV	—	248	707	—	248	707	955	144	1999	40.0
Astoria	NY	—	897	2,555	(931)	655	1,866	2,521	61	1999	40.0
Astoria	NY	—	1,796	5,108	4	1,796	5,112	6,908	1,044	1999	40.0
Garden City	NY	—	8,400	6,430	—	8,400	6,430	14,830	683	2003	40.0
Lockbourne	OH	—	2,000	17,320	—	2,000	17,320	19,320	2,607	2001	40.0
Richfield	OH	—	2,327	—	12,210	2,327	12,210	14,537	1,900	2000	40.0
York	PA	—	2,850	30,713	—	2,850	30,713	33,563	4,624	2001	40.0
Philadelphia	PA	—	619	1,765	—	619	1,765	2,384	360	1999	40.0
Memphis	TN	—	1,486	23,279	842	1,486	24,121	25,607	4,826	1999	40.0
Houston	TX	—	3,213	4,105	—	3,213	4,105	7,318	141	2006	40.0
La Porte	TX	—	1,631	27,858	—	1,631	27,858	29,489	58	2007	40.0
Allen	TX	—	1,238	9,224	—	1,238	9,224	10,462	1,883	1999	40.0
Farmers Branch	TX	—	1,314	8,903	46	1,314	8,949	10,263	1,822	1999	40.0
Houston	TX	—	2,500	25,743	—	2,500	25,743	28,243	3,839	2001	40.0
Richardson	TX	—	858	8,556	1,817	858	10,373	11,231	1,890	1999	40.0
Terrell	TX	—	400	22,163	—	400	22,163	22,563	3,336	2001	40.0
Chesapeake	VA	—	2,619	28,481	—	2,619	28,481	31,100	119	2007	40.0

Subtotal		36,444	215,645	784,893	33,206	214,153	819,591	1,033,744	106,199

GROUND LEASE:
Lanham	MD	—	2,486	—	—	2,486	—	2,486	77	1999	70.0
Dallas	TX	—	3,375	—	—	3,375	—	3,375	—	2005	—
Dallas	TX	—	3,621	—	—	3,621	—	3,621	—	2005	—

Subtotal		—	9,482	—	—	9,482	—	9,482	77

LAND:
Irving	TX	—	5,243	—	(1,591)	3,652	—	3,652	—	2002	—

Subtotal		—	5,243	—	(1,591)	3,652	—	3,652	—

ENTERTAINMENT
Decatur	AL	—	277	357	—	277	357	634	34	2004	40.0
Huntsville	AL	—	319	414	—	319	414	733	41	2004	40.0
Chandler	AZ	—	793	1,025	—	793	1,025	1,818	98	2004	40.0
Chandler	AZ	—	521	673	—	521	673	1,194	65	2004	40.0
Glendale	AZ	—	305	393	—	305	393	698	38	2004	40.0
Mesa	AZ	—	630	813	—	630	813	1,443	78	2004	40.0

iStar Financial Inc.

Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation

As of December 31, 2007

(Dollars in thousands)

Peoria	AZ	—	590	762	—	590	762	1,352	73	2004	40.0
Phoenix	AZ	—	476	615	—	476	615	1,091	59	2004	40.0
Phoenix	AZ	—	654	844	—	654	844	1,498	81	2004	40.0
Phoenix	AZ	—	666	861	—	666	861	1,527	83	2004	40.0
Tempe	AZ	—	460	595	—	460	595	1,055	57	2004	40.0
Alameda	CA	—	1,097	1,417	29	1,097	1,446	2,543	139	2004	40.0
Bakersfield	CA	—	434	560	—	434	560	994	54	2004	40.0
Bakersfield	CA	—	332	428	—	332	428	760	41	2004	40.0
Mar Vista	CA	—	1,642	2,120	—	1,642	2,120	3,762	203	2004	40.0
Milpitas	CA	—	676	874	—	676	874	1,550	84	2004	40.0
Riverside	CA	—	720	930	—	720	930	1,650	89	2004	40.0
Rocklin	CA	—	574	742	—	574	742	1,316	71	2004	40.0
Sacramento	CA	—	392	507	—	392	507	899	49	2004	40.0
San Bernardino	CA	—	358	463	—	358	463	821	44	2004	40.0
San Diego	CA	—	—	18,000	—	—	18,000	18,000	1,792	2003	40.0
San Marcos	CA	—	852	1,100	—	852	1,100	1,952	106	2004	40.0
Santa Clara	CA	—	1,572	2,030	—	1,572	2,030	3,602	195	2004	40.0
Torrance	CA	—	659	851	—	659	851	1,510	82	2004	40.0
Visalia	CA	—	562	727	—	562	727	1,289	70	2004	40.0
Whittier	CA	—	896	1,157	—	896	1,157	2,053	111	2004	40.0
Arvada	CO	—	466	601	—	466	601	1,067	58	2004	40.0
Aurora	CO	—	640	826	—	640	826	1,466	79	2004	40.0
Denver	CO	—	729	941	—	729	941	1,670	90	2004	40.0
Englewood	CO	—	536	693	—	536	693	1,229	67	2004	40.0
Littleton	CO	—	412	532	—	412	532	944	51	2004	40.0
Littleton	CO	—	901	1,163	—	901	1,163	2,064	112	2004	40.0
Milford	CT	—	1,097	1,418	30	1,097	1,448	2,545	139	2004	40.0
Old Saybrook	CT	—	330	425	9	330	434	764	42	2004	40.0
Wilmington	DE	—	1,076	1,390	—	1,076	1,390	2,466	134	2004	40.0
Boca Raton	FL	—	—	41,809	—	—	41,809	41,809	4,392	2005	27.0
Boynton Beach	FL	—	412	531	—	412	531	943	51	2004	40.0
Boynton Beach	FL	—	6,550	—	17,118	6,533	17,135	23,668	282	2006	40.0
Bradenton	FL	—	1,067	1,379	—	1,067	1,379	2,446	133	2004	40.0
Clearwater	FL	—	340	439	—	340	439	779	42	2004	40.0
Davie	FL	—	401	519	—	401	519	920	50	2004	40.0
Gainesville	FL	—	507	654	—	507	654	1,161	63	2004	40.0
Lakeland	FL	—	282	364	—	282	364	646	35	2004	40.0
Leesburg	FL	—	352	454	—	352	454	806	44	2004	40.0
Longwood	FL	—	404	523	—	404	523	927	50	2004	40.0
Ocala	FL	—	437	565	—	437	565	1,002	54	2004	40.0
Ocala	FL	—	532	687	—	532	687	1,219	66	2004	40.0
Ocala	FL	—	379	489	—	379	489	868	47	2004	40.0
Orange City	FL	—	486	627	—	486	627	1,113	60	2004	40.0
Orlando	FL	—	433	560	—	433	560	993	54	2004	40.0
Pembroke Pines	FL	—	497	642	—	497	642	1,139	62	2004	40.0
Sarasota	FL	—	643	831	17	643	848	1,491	82	2004	40.0
St. Petersburg	FL	—	4,200	18,272	—	4,200	18,272	22,472	1,300	2005	40.0
Tampa	FL	—	551	712	—	551	712	1,263	68	2004	40.0
Tampa	FL	—	364	470	—	364	470	834	45	2004	40.0
Venice	FL	—	507	654	—	507	654	1,161	63	2004	40.0

iStar Financial Inc.

Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation

As of December 31, 2007

(Dollars in thousands)

W. Palm Beach	FL	—	—	19,337	—	—	19,337	19,337	1,375	2005	40.0
Atlanta	GA	—	510	659	—	510	659	1,169	63	2004	40.0
Augusta	GA	—	286	370	—	286	370	656	36	2004	40.0
Conyers	GA	—	474	611	—	474	611	1,085	59	2004	40.0
Marietta	GA	—	581	750	—	581	750	1,331	72	2004	40.0
Savannah	GA	—	718	929	—	718	929	1,647	89	2004	40.0
Snellville	GA	—	546	704	—	546	704	1,250	68	2004	40.0
Woodstock	GA	—	502	650	—	502	650	1,152	62	2004	40.0
Des Moines	IA	—	425	550	—	425	550	975	53	2004	40.0
Bloomington	IL	—	335	433	9	335	442	777	43	2004	40.0
Bolingbrook	IL	—	481	620	—	481	620	1,101	60	2004	40.0
Chicago	IL	—	8,803	57	30,479	8,803	30,536	39,339	236	2006	40.0
Lyons	IL	—	433	559	12	433	571	1,004	55	2004	40.0
Springfield	IL	—	431	556	—	431	556	987	53	2004	40.0
Evansville	IN	—	542	700	—	542	700	1,242	67	2004	40.0
Louisville	KY	—	417	538	—	417	538	955	52	2004	40.0
Louisville	KY	—	365	472	—	365	472	837	45	2004	40.0
Auburn	MA	—	523	676	—	523	676	1,199	65	2004	40.0
Chicopee	MA	—	548	709	—	548	709	1,257	68	2004	40.0
Somerset	MA	—	519	671	—	519	671	1,190	64	2004	40.0
Taunton	MA	—	344	444	—	344	444	788	43	2004	40.0
Baltimore	MD	—	428	552	—	428	552	980	53	2004	40.0
Baltimore	MD	—	575	743	15	575	758	1,333	73	2004	40.0
Baltimore	MD	—	362	467	—	362	467	829	45	2004	40.0
Gaithersburg	MD	—	884	1,143	—	884	1,143	2,027	110	2004	40.0
Glen Burnie	MD	—	371	480	—	371	480	851	46	2004	40.0
Hyattsville	MD	—	399	517	—	399	517	916	50	2004	40.0
Laurel	MD	—	649	837	—	649	837	1,486	81	2004	40.0
Linthicum	MD	—	366	473	—	366	473	839	45	2004	40.0
Pikesville	MD	—	398	515	—	398	515	913	49	2004	40.0
Randallstown	MD	—	388	504	—	388	504	892	48	2004	40.0
Timonium	MD	—	1,126	1,454	—	1,126	1,454	2,580	140	2004	40.0
Benton Harbor	MI	—	309	399	—	309	399	708	38	2004	40.0
Flint	MI	—	516	666	—	516	666	1,182	64	2004	40.0
Grand Rapids	MI	—	554	716	—	554	716	1,270	69	2004	40.0
Jackson	MI	—	387	499	—	387	499	886	48	2004	40.0
Roseville	MI	—	533	689	—	533	689	1,222	66	2004	40.0
Sturgis	MI	—	356	459	—	356	459	815	44	2004	40.0
Brooklyn Center	MN	—	666	859	—	666	859	1,525	83	2004	40.0
Burnsville	MN	—	2,962	—	4,703	2,962	4,703	7,665	—	2006	—
Fridley	MN	—	359	463	—	359	463	822	45	2004	40.0
Rochester	MN	—	2,438	8,715	—	2,438	8,715	11,153	241	2006	40.0
Columbia	MO	—	334	431	—	334	431	765	41	2004	40.0
Florissant	MO	—	404	522	—	404	522	926	50	2004	40.0
Kansas City	MO	—	462	596	—	462	596	1,058	57	2004	40.0
North Kansas City	MO	—	878	1,137	—	878	1,137	2,015	109	2004	40.0
Asheville	NC	—	397	512	—	397	512	909	49	2004	40.0
Cary	NC	—	476	614	—	476	614	1,090	59	2004	40.0
Charlotte	NC	—	410	529	—	410	529	939	51	2004	40.0
Charlotte	NC	—	402	519	—	402	519	921	50	2004	40.0

iStar Financial Inc.

Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation

As of December 31, 2007

(Dollars in thousands)

Durham	NC	—	948	1,224	25	948	1,249	2,197	120	2004	40.0
Goldsboro	NC	—	259	335	7	259	342	601	33	2004	40.0
Greensboro	NC	—	349	451	—	349	451	800	43	2004	40.0
Greenville	NC	—	640	826	—	640	826	1,466	79	2004	40.0
Hickory	NC	—	409	529	—	409	529	938	51	2004	40.0
Matthews	NC	—	965	1,247	—	965	1,247	2,212	120	2004	40.0
Raleigh	NC	—	475	613	—	475	613	1,088	59	2004	40.0
Winston-Salem	NC	—	494	637	—	494	637	1,131	61	2004	40.0
Aberdeen	NJ	—	1,560	2,016	—	1,560	2,016	3,576	193	2004	40.0
Wallington	NJ	—	830	1,072	—	830	1,072	1,902	103	2004	40.0
Reno	NV	—	440	568	—	440	568	1,008	55	2004	40.0
Bay Shore	NY	—	603	778	—	603	778	1,381	75	2004	40.0
Centereach	NY	—	442	570	12	442	582	1,024	56	2004	40.0
Cheektowaga	NY	—	562	726	15	562	741	1,303	71	2004	40.0
Cheektowaga	NY	—	385	498	—	385	498	883	48	2004	40.0
Depew	NY	—	350	452	—	350	452	802	43	2004	40.0
Fairport	NY	—	326	420	9	326	429	755	41	2004	40.0
Melville	NY	—	494	639	—	494	639	1,133	61	2004	40.0
Rochester	NY	—	320	413	—	320	413	733	40	2004	40.0
Rochester	NY	—	399	515	—	399	515	914	50	2004	40.0
Sayville	NY	—	959	1,238	—	959	1,238	2,197	119	2004	40.0
Shirley	NY	—	587	759	—	587	759	1,346	73	2004	40.0
Smithtown	NY	—	521	674	—	521	674	1,195	65	2004	40.0
Syosset	NY	—	711	917	—	711	917	1,628	88	2004	40.0
Syracuse	NY	—	558	722	—	558	722	1,280	69	2004	40.0
Wantagh	NY	—	747	965	—	747	965	1,712	93	2004	40.0
Webster	NY	—	683	883	—	683	883	1,566	85	2004	40.0
West Babylon	NY	—	1,492	1,928	—	1,492	1,928	3,420	185	2004	40.0
White Plains	NY	—	1,471	1,901	—	1,471	1,901	3,372	182	2004	40.0
Canton	OH	—	434	560	—	434	560	994	54	2004	40.0
Columbus	OH	—	967	1,250	—	967	1,250	2,217	120	2004	40.0
Grove City	OH	—	281	364	—	281	364	645	35	2004	40.0
Medina	OH	—	393	507	—	393	507	900	49	2004	40.0
Edmond	OK	—	431	556	—	431	556	987	53	2004	40.0
Tulsa	OK	—	954	1,232	—	954	1,232	2,186	118	2004	40.0
Albany	OR	—	373	483	—	373	483	856	46	2004	40.0
Salem	OR	—	393	507	—	393	507	900	49	2004	40.0
Boothwyn	PA	—	407	526	11	407	537	944	52	2004	40.0
Corydon	PA	—	421	543	11	421	554	975	53	2004	40.0
Pittsburgh	PA	—	409	528	—	409	528	937	51	2004	40.0
Pittsburgh	PA	—	407	527	—	407	527	934	51	2004	40.0
San Juan	PR	—	950	1,227	—	950	1,227	2,177	118	2004	40.0
Cranston	RI	—	850	1,098	—	850	1,098	1,948	106	2004	40.0
Charleston	SC	—	943	1,218	—	943	1,218	2,161	117	2004	40.0
Greenville	SC	—	332	428	9	332	437	769	42	2004	40.0
Hilton Head	SC	—	924	1,193	—	924	1,193	2,117	115	2004	40.0
Nashville	TN	—	260	337	—	260	337	597	32	2004	40.0
Addison	TX	—	1,045	1,350	—	1,045	1,350	2,395	130	2004	40.0
Arlington	TX	—	593	765	16	593	781	1,374	76	2004	40.0
Austin	TX	—	985	1,273	—	985	1,273	2,258	122	2004	40.0

iStar Financial Inc.

Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation

As of December 31, 2007

(Dollars in thousands)

Conroe	TX	—	838	1,082	23	838	1,105	1,943	106	2004	40.0
Corpus Christi	TX	—	528	681	14	528	695	1,223	67	2004	40.0
Desoto	TX	—	480	621	—	480	621	1,101	60	2004	40.0
Euless	TX	—	975	1,258	—	975	1,258	2,233	121	2004	40.0
Garland	TX	—	1,108	1,431	—	1,108	1,431	2,539	138	2004	40.0
Houston	TX	—	425	548	—	425	548	973	53	2004	40.0
Houston	TX	—	518	670	—	518	670	1,188	64	2004	40.0
Houston	TX	—	758	979	—	758	979	1,737	94	2004	40.0
Houston	TX	—	399	516	—	399	516	915	50	2004	40.0
Houston	TX	—	375	484	—	375	484	859	47	2004	40.0
Humble	TX	—	438	566	—	438	566	1,004	54	2004	40.0
Hurst	TX	—	285	369	—	285	369	654	35	2004	40.0
Irving	TX	—	554	717	—	554	717	1,271	69	2004	40.0
Lewisville	TX	—	561	724	—	561	724	1,285	70	2004	40.0
Richardson	TX	—	753	974	—	753	974	1,727	94	2004	40.0
San Antonio	TX	—	521	674	—	521	674	1,195	65	2004	40.0
Stafford	TX	—	634	820	—	634	820	1,454	79	2004	40.0
Waco	TX	—	379	490	—	379	490	869	47	2004	40.0
Webster	TX	—	592	764	—	592	764	1,356	73	2004	40.0
Salt Lake City	UT	—	624	806	—	624	806	1,430	77	2004	40.0
Centreville	VA	—	1,134	1,464	—	1,134	1,464	2,598	141	2004	40.0
Chesapeake	VA	—	845	1,091	—	845	1,091	1,936	105	2004	40.0
Chesapeake	VA	—	884	1,143	—	884	1,143	2,027	110	2004	40.0
Fredericksburg	VA	—	953	1,230	—	953	1,230	2,183	118	2004	40.0
Grafton	VA	—	487	630	—	487	630	1,117	61	2004	40.0
Lynchburg	VA	—	425	549	11	425	560	985	54	2004	40.0
Mechanicsville	VA	—	1,151	1,488	—	1,151	1,488	2,639	143	2004	40.0
Norfolk	VA	—	546	706	—	546	706	1,252	68	2004	40.0
Petersburg	VA	—	851	1,100	—	851	1,100	1,951	106	2004	40.0
Richmond	VA	—	819	1,058	—	819	1,058	1,877	102	2004	40.0
Richmond	VA	—	958	1,237	—	958	1,237	2,195	119	2004	40.0
Virginia Beach	VA	—	788	1,018	—	788	1,018	1,806	98	2004	40.0
Williamsburg	VA	—	554	715	—	554	715	1,269	69	2004	40.0
Quincy	WA	—	1,500	6,500	—	1,500	6,500	8,000	796	2003	40.0
Milwaukee	WI	—	521	673	14	521	687	1,208	66	2004	40.0
S. Milwaukee	WI	—	413	534	—	413	534	947	51	2004	40.0
Waukesha	WI	—	542	700	—	542	700	1,242	67	2004	40.0
Wauwatosa	WI	—	793	1,023	—	793	1,023	1,816	98	2004	40.0
West Allis	WI	—	1,124	1,452	—	1,124	1,452	2,576	140	2004	40.0

Subtotal		—	137,324	255,906	52,598	137,307	308,521	445,828	24,209

RETAIL
Mobile	AL	—	2,377	3,978	(64)	2,353	3,938	6,291	346	2004	39.0
Little Rock	AR	—	2,639	2,198	(47)	2,613	2,177	4,790	232	2004	33.0
Sherwood	AR	—	538	1,872	(23)	533	1,854	2,387	192	2004	34.0
Chandler	AZ	—	8,374	5,394	23,336	8,304	28,800	37,104	1,682	2004	36.5
Scottsdale	AZ	—	3,284	8,258	(102)	3,253	8,187	11,440	702	2004	40.0
Tempe	AZ	—	6,232	9,271	3,362	6,174	12,691	18,865	1,000	2004	40.0
Colorado Springs	CO	—	2,631	279	5,236	2,607	5,539	8,146	114	2006	40.0
Deland	FL	—	1,305	1,264	(25)	1,292	1,252	2,544	147	2004	30.0

iStar Financial Inc.

Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation

As of December 31, 2007

(Dollars in thousands)

Fort Pierce	FL	—	1,705	3,379	2,480	1,688	5,876	7,564	1,017	2004	24.0
Fort Pierce	FL	—	2,101	3,791	(56)	2,080	3,756	5,836	339	2004	39.0
Jacksonville	FL	—	1,380	2,462	(37)	1,366	2,439	3,805	252	2004	34.0
Jacksonville	FL	—	2,372	2,372	(46)	2,348	2,350	4,698	360	2004	23.0
Jacksonville	FL	—	4,102	2,974	81	4,061	3,096	7,157	333	2004	35.0
Jacksonville	FL	—	3,042	5,924	306	3,012	6,260	9,272	653	2004	37.0
Jacksonville	FL	—	2,639	4,431	(67)	2,613	4,390	7,003	455	2004	34.0
Jacksonville	FL	—	2,774	4,057	(65)	2,746	4,020	6,766	405	2004	35.0
Orange City	FL	—	2,132	4,136	(60)	2,111	4,097	6,208	516	2004	28.0
St. Augustine	FL	—	3,950	—	10,309	3,914	10,345	14,259	386	2005	40.0
Atlanta	GA	—	900	3,369	3,554	887	6,936	7,823	338	2005	40.0
Roswell	GA	—	3,653	4,190	(88)	3,611	4,144	7,755	395	2004	37.0
Roswell	GA	—	5,520	4,671	(114)	5,456	4,621	10,077	407	2004	40.0
Lake Charles	LA	—	2,193	3,654	(59)	2,171	3,617	5,788	326	2004	38.0
Chapel Hill	NC	—	4,181	1,636	(52)	4,139	1,626	5,765	229	2004	25.0
Greensboro	NC	—	679	2,545	(22)	672	2,530	3,202	296	2004	30.0
Greensboro	NC	—	2,450	1,123	(36)	2,426	1,111	3,537	154	2004	25.5
Greensboro	NC	—	4,956	5,664	(101)	4,907	5,612	10,519	590	2004	33.5
Manchester	NH	—	3,848	3,909	(70)	3,811	3,876	7,687	279	2006	27.5
Edison	NJ		—	18,003	(6)	—	17,997	17,997	301	2007	40.0
Albuquerque	NM	—	1,733	—	8,558	1,705	8,586	10,291	396	2005	40.0
Albuquerque	NM	—	756	905	48	750	959	1,709	75	2005	28.0
Rio Rancho	NM	—	4,178	8,528	(171)	4,135	8,400	12,535	600	2005	38.0
Hamburg	NY	—	731	6,073	709	725	6,788	7,513	415	2005	40.0
Anthony	TX	—	3,538	4,215	11	3,518	4,246	7,764	262	2005	40.0
Austin	TX	—	2,223	3,952	(52)	2,198	3,925	6,123	224	2005	36.0
Houston	TX	—	4,704	6,311	(52)	4,651	6,312	10,963	406	2005	32.0
Houston	TX	—	3,049	4,727	(67)	3,015	4,694	7,709	289	2005	33.5
Houston	TX	—	229	286	127	226	416	642	66	2005	13.0
Houston	TX	—	601	—	(7)	594	—	594	—	2005	—
Houston	TX	—	541	—	(6)	535	—	535	—	2005	—
Irving	TX	—	4,535	7,127	(58)	4,485	7,119	11,604	451	2005	32.5
Irving	TX	—	3,143	1,257	83	3,108	1,375	4,483	189	2005	15.0
Irving	TX	—	4,761	4,877	(87)	4,708	4,843	9,551	298	2005	33.5
Plano	TX	—	2,415	6,587	(40)	2,388	6,574	8,962	387	2005	35.0
Draper	UT	—	3,530	—	5,964	3,498	5,996	9,494	211	2005	40.0
Charlottesville	VA	—	1,182	2,106	(31)	1,170	2,087	3,257	193	2004	38.0
Richmond	VA	—	4,088	4,496	(58)	4,047	4,479	8,526	468	2004	34.0

Subtotal		—	127,894	176,251	62,395	126,604	239,936	366,540	17,376

HOTEL:
Sacramento	CA	11,060	1,281	9,809	—	1,281	9,809	11,090	2,829	1998	40.0
San Diego	CA	9,179	4,394	27,030	—	4,394	27,030	31,424	8,016	1998	40.0
Sonoma	CA	5,996	3,308	20,623	—	3,308	20,623	23,931	6,104	1998	40.0
Durango	CO	7,040	1,242	7,865	—	1,242	7,865	9,107	2,322	1998	40.0
Boise	ID	3,308	968	6,405	—	968	6,405	7,373	1,880	1998	40.0
Missoula	MT	1,188	210	1,607	—	210	1,607	1,817	463	1998	40.0
Astoria	OR	1,481	269	2,043	—	269	2,043	2,312	589	1998	40.0
Bend	OR	1,185	233	1,726	—	233	1,726	1,959	500	1998	40.0
Coos Bay	OR	969	404	3,049	—	404	3,049	3,453	881	1998	40.0

iStar Financial Inc.

Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation

As of December 31, 2007

(Dollars in thousands)

Eugene	OR	3,416	361	2,721	—	361	2,721	3,082	786	1998	40.0
Medford	OR	4,731	609	4,668	—	609	4,668	5,277	1,346	1998	40.0
Pendleton	OR	3,551	556	4,245	—	556	4,245	4,801	1,224	1998	40.0
Salt Lake City	UT	21,984	5,620	32,695	—	5,620	32,695	38,315	9,774	1998	40.0
Kelso	WA	2,947	502	3,779	—	502	3,779	4,281	1,091	1998	40.0
Vancouver	WA	4,795	507	3,981	—	507	3,981	4,488	1,145	1998	40.0
Wenatchee	WA	3,024	513	3,825	—	513	3,825	4,338	1,107	1998	40.0
Seattle	WA	36,836	5,101	32,080	—	5,101	32,080	37,181	9,482	1998	40.0

Subtotal		122,690	26,078	168,151	—	26,078	168,151	194,229	49,539

Total corporate tenant lease assets		$316,752	$733,876	$2,776,789	$216,217	$730,495	$2,996,387	$3,726,882	$417,015

Explanatory Note:

(1)
The reduction of "Costs capitalized subsequent to acquisition" on certain retail facilities represent amounts that have been reclassified to intangible assets acquired based on their estimated fair values as a result of the buyout of third-party partnership interests in the Company's AutoStar joint venture (see Note 4 to the Company's Consolidated Financial Statements). The buyout was accounted for by applying the principles of SFAS No. 141 and 142.

iStar Financial Inc.

Notes to Schedule III

(Dollars in thousands)

1.    Reconciliation of Real Estate:

        The following table reconciles Corporate Tenant Lease Assets from January 1, 2005 to December 31, 2007:

	2007	2006	2005
Balance at January 1	$3,432,954	$3,405,030	$3,103,887
Additions	565,528	145,259	333,793
Dispositions	(271,600)	(117,335)	(32,650)

Balance at December 31	$3,726,882	$3,432,954	$3,405,030

2.    Reconciliation of Accumulated Depreciation:

        The following table reconciles Accumulated Depreciation from January 1, 2005 to December 31, 2007:

	2007	2006	2005
Balance at January 1	$(348,160)	$(289,669)	$(226,845)
Additions	(76,556)	(71,490)	(66,844)
Dispositions	7,701	12,999	4,020

Balance at December 31	$(417,015)	$(348,160)	$(289,669)

iStar Financial Inc.

Schedule IV—Mortgage Loans on Real Estate

As of December 31, 2007

(Dollars in thousands)

Type of Loan/Borrower	Description/Location	Interest Accrual Rates	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms(1)	Prior Liens(2)	Face Amount of Mortgages	Carrying Amount of Mortgages(3)
Senior Mortgages:
Senior mortgages individually <3%							$8,550,616	$8,356,716

							8,550,616	8,356,716

Subordinate Mortgages:
Subordinate mortgages individually <3%							654,994	649,794

							654,994	649,794

Total mortgages							$9,205,610	$9,006,510

Explanatory Notes:

(1)
P&I = principal and interest, IO = interest only.

(2)
Represents only third-party liens and excludes senior loans held by the Company from the same borrower on the same collateral.

(3)
As of December 31, 2007, the Company identified loans with a total recorded investment of $1.00 billion that met the Company's definition of being impaired (see Note 3—Reserve for loan losses). The Company assessed each of the loans for impairment and determined that loans with a cumulative recorded investment of $510.0 million required specific reserves totaling $91.6 million and that the remaining loans with a total recorded investment of $499.2 million did not require any specific reserves. All impaired loans are included on the Company's non-performing loan list and are on non-accrual status as of December 31, 2007. The $91.6 million provision for the specific reserves is included in the total provision for loan losses of $185.0 million, recorded in 2007. The average carrying value of impaired loans were approximately $844.4 million and $36.2 million during the years ended December 31, 2007 and 2006, respectively.

iStar Financial Inc.

Notes to Schedule IV

(Dollars in thousands)

1.    Reconciliation of Mortgage Loans on Real Estate:

        The following table reconciles Mortgage Loans on Real Estate from January 1, 2005 to December 31, 2007:

	2007	2006	2005
Balance at January 1	$4,614,124	$3,563,620	$2,913,984
Additions:
New mortgage loans	3,578,898	1,722,810	1,947,538
Additions under existing mortgage loans	2,829,902	656,476	210,729
Amortization of discount	169,315	67,338	29,422
Deductions:
Collections of principal	(1,878,385)	(1,385,584)	(1,482,936)
Charge-offs	(19,291)	(8,675)	—
Transfer to Corporate tenant lease assets, net and other real estate owned	(286,485)	—	(53,223)
Amortization of premium	(1,568)	(1,861)	(1,894)

Balance at December 31	$9,006,510	$4,614,124	$3,563,620

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

        Based upon their evaluation as of December 31, 2007, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective in recording, processing, summarizing and reporting, on a timely basis, information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

        Management's Report on Internal Control Over Financial Reporting—See page 63 for Management's Report on Internal Control over Financial Reporting, and page 64 for the Report of Independent Registered Public Accounting Firm with respect to the effectiveness of management's internal control over financial reporting.

        Changes in Internal Controls Over Financial Reporting—There have been no changes during the last fiscal quarter in the Company's internal controls identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant

        Portions of the Company's definitive proxy statement for the 2008 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 11.    Executive Compensation

        Portions of the Company's definitive proxy statement for the 2008 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Portions of the Company's definitive proxy statement for the 2008 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 13.    Certain Relationships, Related Transactions and Director Independence

        Portions of the Company's definitive proxy statement for the 2008 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 14.    Principal Registered Public Accounting Firm Fees and Services

        Portions of the Company's definitive proxy statement for the 2008 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  and (c) Financial statements and schedules—see Index to Financial Statements and Schedules included in Item 8.

  (b)
  Exhibits—see index on following page.

INDEX TO EXHIBITS

Exhibit Number	Document Description
2.1	Agreement and Plan of Merger, dated as of June 15, 1999, by and among Starwood Financial Trust, ST Merger Sub, Inc. and TriNet Corporate Realty Trust, Inc.(3)
2.2	Agreement and Plan of Merger, dated as of June 15, 1999, by and among Starwood Financial Trust, Starwood Financial, Inc. and to the extent described therein, TriNet Corporate Realty Trust, Inc.(3)
2.3
Agreement and Plan of Merger, dated as of June 15, 1999, by and among Starwood Financial Trust, SA Merger Sub, Inc., STW Holdings I, Inc., the Stockholders named therein, Starwood Capital Group, L.L.C. and, to the extent described therein, TriNet Corporate Realty Trust, Inc.(3)
3.1
Amended and Restated Charter of the Company (including the Articles Supplementary for the Series A, B, C and D Preferred Stock, all of which has been redeemed other than the Series D Preferred Stock).(5)
3.2	Bylaws of the Company.(6)
3.3	Articles Supplementary for High Performance Common Stock—Series 1.(10)
3.4	Articles Supplementary for High Performance Common Stock—Series 2.(10)
3.5	Articles Supplementary for High Performance Common Stock—Series 3.(10)
3.6	Articles Supplementary for High Performance Common Stock—Series 4.(18)
3.7	Articles Supplementary for High Performance Common Stock—Series 5.(36)
3.8	Articles Supplementary for High Performance Common Stock—Series 6.(47)
3.9	Articles Supplementary for High Performance Common Stock—Series 7.(47)
3.10	Articles Supplementary for Executive and Director High Performance Common Stock—2005.(47)
3.11	Articles Supplementary for Executive and Director High Performance Common Stock—2006.(47)
3.12	Articles Supplementary for Executive and Director High Performance Common Stock—2007.(47)
3.13	Articles Supplementary for Executive and Director High Performance Common Stock—2008.(47)
3.14	Articles Supplementary relating to Series E Preferred Stock.(13)
3.15	Articles Supplementary relating to Series F Preferred Stock.(15)
3.16	Articles Supplementary relating to Series G Preferred Stock.(16)
3.17	Articles Supplementary relating to Series I Preferred Stock.(19)
4.1	Form of 7 7/8% Series E Cumulative Redeemable Preferred Stock Certificate.(13)
4.2	Form of 7.8% Series F Cumulative Redeemable Preferred Stock Certificate.(15)
4.3	Form of 7.65% Series G Cumulative Redeemable Preferred Stock Certificate.(16)
4.4	Form of 7.50% Series I Cumulative Redeemable Preferred Stock Certificate.(19)

4.5	Form of stock certificate for the Company's Common Stock.(4)
4.6	Form of Global Note evidencing 5.500% Senior Notes due 2012 issued on March 9, 2007.(43)
4.7	Form of Global Note evidencing 5.850% Senior Notes due 2017 issued on March 9, 2007.(43)
4.8	Form of Global Note evidencing Senior Floating Rate Notes due 2010 issued on March 9, 2007.(43)
4.9	Form of Global Note evidencing 5.95% Senior Notes due 2013 issued on September 22, 2006.(37)
4.10	Form of Global Note evidencing Senior Floating Rate Notes due 2009 issued on September 18, 2006.(37)
4.11	Form of Global Note evidencing 5.650% Senior Notes due 2011 issued on February 21, 2006.(36)
4.12	Form of Global Note evidencing 5.875% Senior Notes due 2016 issued on February 21, 2006.(36)
4.13	Form of Global Note evidencing 5.80% Senior Notes due 2011 issued on December 14, 2005.(31)
4.14	Form of Global Note evidencing Senior Floating Rate Notes issued on December 14, 2005.(31)
4.15	Form of Global Note evidencing 5.375% Senior Notes due 2010 issued on April 21, 2005.(30)
4.16	Form of Global Note evidencing 6.05% Senior Notes due 2015 issued on April 21, 2005.(30)
4.17	Form of Global Note evidencing 7.95% Senior Notes due 2006, which the Company assumed as a result of the merger of TriNet with iStar on March 30, 2005.(29)
4.18	Form of Global Note evidencing 5.15% Senior Notes due 2012 issued on March 1, 2005.(28)
4.19	Form of Global Note evidencing floating rate notes due 2008 issued on March 1, 2005.(28)
4.20	Form of Global Note evidencing floating rate notes due 2007 issued on March 12, 2004 and May 10, 2004.(26)
4.21	Form of Global Note evidencing 5.125% Notes due 2011 issued on March 30, 2004.(26)
4.22
Form of Global Note evidencing 5.70% Notes due 2014 issued on March 9, 2004 and March 1, 2005 in connection with the Company's exchange offer for TriNet Corporate Realty Trust, Inc.'s 7.70% Notes due 2017.(26)
4.23	Form of Global Note evidencing 4.875% Senior Notes due 2009 issued on January 23, 2004.(26)
4.24	Form of Global Note evidencing 6.00% Senior Notes due 2010 issued on December 12, 2003.(17)
4.25	Form of Global Note evidencing 6.50% Senior Notes due 2013 issued on December 12, 2003.(17)
4.26	Form of Global Note evidencing 7.00% Senior Notes due 2008 issued in March and April of 2003.(11)
4.27	Form of Global Note evidencing 8.75% Senior Notes due 2008 issued on August 16, 2001.(14)

4.28	Supplemental Indenture, dated as of August 16, 2001.(8)
4.29	Second Supplemental Indenture, dated as of March 14, 2003.(11)
4.30	Third Supplemental Indenture, dated as of December 12, 2003.(35)
4.31	Fourth Supplemental Indenture, dated as of December 12, 2003.(35)
4.32	Fifth Supplemental Indenture, dated as of March 1, 2005, as amended.(35)
4.33	Sixth Supplemental Indenture, dated as of March 1, 2005, as amended.(35)
4.34	Seventh Supplemental Indenture, dated as of April 21, 2005, as amended.(35)
4.35	Eighth Supplemental Indenture, dated as of April 21, 2005, as amended.(35)
4.36	Ninth Supplemental Indenture, dated as of December 14, 2005, as amended.(35)
4.37	Tenth Supplemental Indenture, dated as of December 14, 2005, as amended.(35)
4.38	Eleventh Supplemental Indenture, dated as of February 21, 2006, as amended.(36)
4.39	Twelfth Supplemental Indenture, dated as of February 21, 2006, as amended.(36)
4.40	Thirteenth Supplemental Indenture (containing amendments to the 7.000% Notes Due 2008), dated as of January 9, 2007, as amended.(40)
4.41	Fourteenth Supplemental Indenture (containing amendments to the 6.000% Notes Due 2010), dated as of January 9, 2007, as amended.(40)
4.42	Fifteenth Supplemental Indenture (containing amendments to the 6.500% Notes Due 2013), dated as of January 9, 2007, as amended.(40)
4.43	First Supplemental Indenture (containing amendments to the 4.875% Notes Due 2009), dated as of January 9, 2007, as amended.(40)
4.44	First Supplemental Indenture (containing amendments to the 5.125% Notes Due 2011), dated as of January 9, 2007, as amended.(40)
4.45	First Supplemental Indenture (containing amendments to the 5.70% Notes Due 2014), dated as of January 9, 2007, as amended.(40)
4.46	Sixteenth Supplemental Indenture, dated as of March 9, 2007, governing the 5.500% Senior Notes due 2012.(42)
4.47	Seventeenth Supplemental Indenture, dated as of March 9, 2007, governing the 5.850% Senior Notes due 2017.(42)
4.48	Eighteenth Supplemental Indenture, dated as of March 9, 2007, governing the Senior Floating Rate Notes due 2010.(42)
4.49	Nineteenth Supplemental Indenture, dated as of October 15, 2007, governing the Convertible Senior Floating Rate Notes due 2012.(46)
4.50
TriNet Corporate Realty Trust, Inc., Supplemental Indenture No. 1, dated May 22, 1996, governing the 7.95% Senior Notes due 2006, which the Company assumed as a result of the merger of TriNet with iStar on March 30, 2005.(34)
4.51	Base Indenture, dated as of February 5, 2001, between iStar Financial Inc. and State Street Bank and Trust Company.(48)

4.52	Indenture dated January 23, 2004, governing 4.875% Senior Notes Due 2009.(20)
4.53	Indenture dated March 9, 2004, governing 5.70% Senior Notes Due 2014.(22)
4.54	Indenture dated March 12, 2004 governing Senior Floating Rate Notes due 2007.(23)
4.55	Indenture dated March 30, 2004, governing 5.125% Senior Notes Due 2011.(24)
4.56	Indenture dated September 18, 2006, governing the Senior Floating Rate Notes Due 2009.(37)
4.57	Indenture dated September 22, 2006, governing 5.95% Senior Notes Due 2013.(37)
10.1	iStar Financial Inc. 2006 Long Term Incentive Compensation Plan.(39)
10.2	Amended and Restated Master Agreement between iStar DB Seller, LLC, Seller and Deutsche Bank AG, Cayman Islands Branch, Buyer dated January 9, 2006.(32)
10.3	Employment Agreement dated February 11, 2004, by and between iStar Financial Inc. and Jay Sugarman.(18)
10.4	Performance Retention Grant Agreement dated February 11, 2004.(18)
10.5	Employment Agreement dated November 12, 2004, by and between iStar Financial Inc. and Jay Nydick.(25)
10.6	Agreement and Plan of Merger, dated as of January 19, 2005, among iStar Financial Inc., Flash Acquisition Company LLC and Falcon Financial Investment Trust.(27)
10.7	Share Option Agreement, dated as of January 19, 2005, among iStar Financial Inc., Flash Acquisition Company LLC and Falcon Financial Investment Trust.(27)
10.8	Purchase Agreement, dated February 14, 2005, among iStar Financial Inc., Oak Hill Advisors, L.P. and the other parties named therein.(29)
10.9	Amended and Restated Employment Agreement, dated January 19, 2005, by and between Falcon Financial Investment Trust and Vernon B. Schwartz.(33)
10.10	Amended and Restated Revolving Credit Agreement among iStar Financial Inc. and JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A. as Syndication Agent dated June 28, 2006.(38)
10.11	Non-Employee Directors' Deferral Plan.(21)
10.12	Form of Restricted Stock Unit Award Agreement.(41)
10.13
$1,200,000,000 Revolving Credit Agreement, dated as of June 26, 2007, among iStar Financial Inc. and JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N. A. as Syndication Agent.(45)
10.14
$2,000,000,000 364-Day Credit Agreement, dated as of June 26, 2007, among iStar Financial Inc. and JPMorgan Chase Bank, N.A. as Administrative Agent and Citicorp North America, Inc. as Syndication Agent.(45)
10.14
First Amendment, dated as of June 26, 2007, to the Credit Agreement, dated as of June 28, 2006, among iStar Financial Inc. and JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N. A. as Syndication Agent.(45)
12.1	Computation of Ratio of EBITDA to interest expense.
12.2	Computation of Ratio of EBITDA to combined fixed charges.

12.3	Computation of Ratio of Earnings to fixed charges and Earnings to fixed charges and preferred stock dividends.
14.0	iStar Financial Inc. Code of Conduct.(26)
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

Explanatory Notes:

(1)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed on April 2, 1998.

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

(6)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000.

(7)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001.

(8)
Incorporated by reference from the Company's Quarterly Report on Form 8-K filed on August 15, 2001.

(9)
Incorporated by reference from the Company's Form 8-K filed on August 15, 2001.

(10)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(11)
Incorporated by reference from the Company's Form 8-K filed on March 17, 2003.

(12)
Incorporated by reference from the Company's Form 8-K filed on April 15, 2003.

(13)
Incorporated by reference from the Company's Current Report on Form 8-A filed on July 8, 2003.

(14)
Incorporated by reference from the Company's Form 8-K filed on August 15, 2003.

(15)
Incorporated by reference from the Company's Current Report on Form 8-A filed on September 25, 2003.

(16)
Incorporated by reference from the Company's Current Report on Form 8-A filed on December 10, 2003.

(17)
Incorporated by reference from the Company's Form 8-K filed on December 12, 2003.

(18)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004.

(19)
Incorporated by reference from the Company's Current Report on Form 8-A filed on February 27, 2004.

(21)
Incorporated by reference from the Company's DEF14A filed on April 28, 2004.

(22)
Incorporated by reference from the Company's Form S-4 filed on May 21, 2004.

(23)
Incorporated by reference from the Company's Form S-4 filed on May 25, 2004.

(24)
Incorporated by reference from the Company's Form S-4 filed on June 9, 2004.

(25)
Incorporated by reference from the Company's Current Report on Form 8-K filed on November 12, 2004.

(26)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005.

(27)
Incorporated by reference from the Company's Form 8-K filed on January 21, 2005.

(28)
Incorporated by reference from the Company's Form 8-K filed on March 1, 2005.

(29)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed on May 10, 2005.

(30)
Incorporated by reference from the Company's Form 8-K filed on April 20, 2005.

(31)
Incorporated by reference from the Company's Form 8-K filed on December 20, 2005.

(32)
Incorporated by reference from the Company's Form 8-K filed on January 10, 2006.

(33)
Incorporated by reference from Falcon Financial Investment Trust's Form 8-K filed on January 24, 2005.

(34)
Incorporated by reference from TriNet Corporate Realty Trust, Inc.'s Form 8-K filed on July 1, 1996.

(35)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006.

(36)
Incorporated by reference from the Company's Form 8-K filed on February 24, 2006.

(37)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006.

(38)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 8, 2006.

(39)
Incorporated by reference from the Company's Definitive Proxy Statement filed on May 1, 2006.

(40)
Incorporated by reference from the Company's Form 8-K filed on January 16, 2007.

(41)
Incorporated by reference from the Company's Form 8-K filed on January 25, 2007.

(42)
Incorporated by reference from the Company's Form 8-K filed on March 15, 2007.

(43)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 9, 2007.

(44)
Incorporated by reference from the Company's Form 8-K filed on May 24, 2007.

(45)
Incorporated by reference from the Company's Form 8-K filed on July 2, 2007.

(46)
Incorporated by reference from the Company's Form 8-K filed on October 19, 2007.

(47)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 1, 2007.

(48)
Incorporated by reference from the Company's Form S-3 filed on February 12, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSTAR FINANCIAL INC. Registrant
Date: February 29, 2008	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (Principal executive officer)
Date: February 29, 2008	/s/ CATHERINE D. RICE Catherine D. Rice Chief Financial Officer (Principal financial and accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 29, 2008	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors Chief Executive Officer
Date: February 29, 2008	/s/ GLENN R. AUGUST Glenn R. August Director
Date: February 29, 2008	/s/ ROBERT W. HOLMAN, JR. Robert W. Holman, Jr. Director
Date: February 29, 2008	/s/ ROBIN JOSEPHS Robin Josephs Director
Date: February 29, 2008	/s/ JOHN G. MCDONALD John G. McDonald Director
Date: February 29, 2008	/s/ GEORGE R. PUSKAR George R. Puskar Director
Date: February 29, 2008	/s/ JEFFREY A. WEBER Jeffrey A. Weber Director

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1a. Risk Factors
  Item 1b. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Equity and Related Share Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplemental Data
Management's Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
iStar Financial Inc. Consolidated Balance Sheets (In thousands, except per share data)
iStar Financial Inc. Consolidated Statements of Operations (In thousands, except per share data)
iStar Financial Inc. Consolidated Statements of Changes in Shareholders' Equity (In thousands)
iStar Financial Inc. Consolidated Statements of Changes in Shareholders' Equity (In thousands)
iStar Financial Inc. Consolidated Statements of Cash Flows (In thousands)
iStar Financial Inc. Notes to Consolidated Financial Statements
iStar Financial Inc. Notes to Consolidated Financial Statements (Continued)
iStar Financial Inc. Schedule II—Valuation and Qualifying Accounts and Reserves (In thousands)
iStar Financial Inc. Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation As of December 31, 2007 (Dollars in thousands)
iStar Financial Inc. Notes to Schedule III (Dollars in thousands)
iStar Financial Inc. Schedule IV—Mortgage Loans on Real Estate As of December 31, 2007 (Dollars in thousands)
iStar Financial Inc. Notes to Schedule IV (Dollars in thousands)
  Item 9. Changes in and Disagreements with Registered Public Accounting Firm on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships, Related Transactions and Director Independence
  Item 14. Principal Registered Public Accounting Firm Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
INDEX TO EXHIBITS
SIGNATURES