Form 10-Q
period 2008-03-31
ISTAR FINANCIAL INC
filed 2008-05-09
CIK 1095651

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

        As of April 30, 2008, there were 134,406,695 shares of common stock, $0.001/par value per share of iStar Financial Inc., ("Common Stock") outstanding.

iStar Financial Inc.
Index to Form 10-Q

PART 1. CONSOLIDATED FINANCIAL INFORMATION

Item I.    Financial Statements

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	As of March 31, 2008	As of December 31, 2007
ASSETS
Loans and other lending investments, net	$10,878,095	$10,949,354
Corporate tenant lease assets, net	3,328,210	3,309,866
Other investments	956,887	856,609
Other real estate owned	284,134	128,558
Assets held for sale	79,163	74,335
Cash and cash equivalents	119,404	104,507
Restricted cash	34,135	32,977
Accrued interest and operating lease income receivable	125,097	141,405
Deferred operating lease income receivable	107,245	102,135
Deferred expenses and other assets	156,647	105,274
Goodwill	43,278	43,278

Total assets	$16,112,295	$15,848,298

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$639,910	$495,311
Debt obligations	12,566,913	12,399,558

Total liabilities	13,206,823	12,894,869

Commitments and contingencies	—	—
Minority interest in consolidated entities	53,730	53,948
Shareholders' equity:
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	4	4
Series E Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,600 shares issued and outstanding at March 31, 2008 and December 31, 2007	6	6
Series F Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	4	4
Series G Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 3,200 shares issued and outstanding at March 31, 2008 and December 31, 2007	3	3
Series I Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	5	5
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 136,917 issued and 134,406 outstanding at March 31, 2008 and 136,340 issued and 133,929 outstanding at December 31, 2007	136	135
Options	—	1,392
Additional paid-in capital	3,709,895	3,700,086
Retained earnings (deficit)	(795,123)	(752,440)
Accumulated other comprehensive income (losses) (see Note 13)	(14,227)	(2,295)
Treasury stock (at cost)	(58,761)	(57,219)

Total shareholders' equity	2,851,742	2,899,481

Total liabilities and shareholders' equity	$16,112,295	$15,848,298

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
Revenue:
Interest income	$276,100	$180,860
Operating lease income	86,439	75,942
Other income	59,890	28,472

Total revenue	422,429	285,274

Costs and expenses:
Interest expense	168,215	128,527
Operating costs—corporate tenant lease assets	5,363	6,461
Depreciation and amortization	25,931	19,921
General and administrative	42,809	37,550
Provision for loan losses	89,500	5,000
Other expense	3,800	—

Total costs and expenses	335,618	197,459

Income before losses from equity method investments, minority interest and other items	86,811	87,815
Losses from equity method investments	(2,598)	(1,351)
Minority interest in consolidated entities	(204)	564

Income from continuing operations	84,009	87,028
Income from discontinued operations	324	5,653
Gain from discontinued operations, net	2,056	1,415

Net income	86,389	94,096
Preferred dividend requirements	(10,580)	(10,580)

Net income allocable to common shareholders and HPU holders(1)	$75,809	$83,516

Per common share data(2):
Income from continuing operations per common share:
Basic	$0.54	$0.59
Diluted	$0.54	$0.59
Net income per common share:
Basic	$0.55	$0.64
Diluted	$0.55	$0.64
Weighted average number of common shares—basic	134,262	126,693
Weighted average number of common shares—diluted	134,862	127,867
Per HPU share data(2):
Income from continuing operations per HPU share:
Basic	$101.26	$111.66
Diluted	$100.93	$110.66
Net income per HPU share:
Basic	$104.60	$122.00
Diluted	$104.20	$120.93
Weighted average number of HPU shares—basic	15	15
Weighted average number of HPU shares—diluted	15	15

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program (see Note 11).

(2)
See Note 12—Earnings Per Share for additional information.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series I Preferred Stock	HPU's	Common Stock at Par	Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (losses)	Treasury Stock	Total
Balance at December 31, 2007	$4	$6	$4	$3	$5	$9,800	$135	$1,392	$3,700,086	$(752,440)	$(2,295)	$(57,219)	$2,899,481
Exercise of options	—	—	—	—	—	—	—	(1,392)	6,615	—	—	—	5,223
Dividends declared—preferred	—	—	—	—	—	—	—	—	—	(10,580)	—	—	(10,580)
Dividends declared—common	—	—	—	—	—	—	—	—	—	(116,040)	—	—	(116,040)
Dividends declared—HPU	—	—	—	—	—	—	—	—	—	(2,452)	—	—	(2,452)
Repurchase of stock	—	—	—	—	—	—	—	—	—	—	—	(1,542)	(1,542)
Issuance of stock—vested restricted stock units	—	—	—	—	—	—	1	—	2,688	—	—	—	2,689
Issuance of stock—DRIP/stock purchase plan	—	—	—	—	—	—	—	—	506	—	—	—	506
Net income for the period	—	—	—	—	—	—	—	—	—	86,389	—	—	86,389
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	—	(11,932)	—	(11,932)

Balance at March 31, 2008	$4	$6	$4	$3	$5	$9,800	$136	$—	$3,709,895	$(795,123)	$(14,227)	$(58,761)	$2,851,742

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$86,389	$94,096
Adjustments to reconcile net income to cash flows from operating activities:
Minority interest in consolidated entities	204	(564)
Non-cash expense for stock-based compensation	4,609	4,652
Shares withheld for employee taxes on stock based compensation arrangements	(2,548)	(2,988)
Depreciation, depletion and amortization	28,009	21,977
Amortization of deferred financing costs	7,949	6,126
Amortization of discounts/premiums, deferred interest and costs on lending investments	(66,962)	(18,508)
Discounts, loan fees and deferred interest received	9,247	11,726
Equity in losses of unconsolidated entities	2,598	139
Distributions from operations of unconsolidated entities	21,450	15,050
Deferred operating lease income receivable	(4,977)	(5,301)
Gain from discontinued operations, net	(2,056)	(1,415)
Provision for loan losses	89,500	5,000
Provision for deferred taxes	1,291	737
Other non-cash adjustments	1,492	(2,562)
Note receivable from investment redemption	(44,228)	—
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	16,308	(8,652)
Changes in deferred expenses and other assets	(20,198)	6,113
Changes in accounts payable, accrued expenses and other liabilities	(30,346)	(16,724)

Cash flows from operating activities	97,731	108,902

Cash flows from investing activities:
New investment originations	(10,953)	(1,031,564)
Add-on fundings under existing loan commitments	(962,424)	(350,276)
Net proceeds from sales of corporate tenant lease assets	8,203	34,844
Repayments of and principal collections on loans	897,411	255,284
Proceeds from maturities or sales of securities	878	59,643
Contributions to unconsolidated entities	(17,520)	(9,561)
Distributions from unconsolidated entities	4,211	7,474
Capital expenditures and improvements on corporate tenant lease assets	(47,845)	(18,076)
Other investing activities, net	(3,551)	(2,840)

Cash flows from investing activities	(131,590)	(1,055,072)

Cash flows from financing activities:
Borrowings under revolving credit facilities	4,392,360	5,954,196
Repayments under revolving credit facilities	(4,035,232)	(5,771,000)
Borrowings under secured term loans	355,108	7,066
Repayments under secured term loans	(41,499)	(53,475)
Borrowings under unsecured notes	—	1,035,000
Repayments under unsecured notes	(570,000)	(200,000)
Contributions from minority interest partners	63	—
Distributions to minority interest partners	(484)	(319)
Changes in restricted cash held in connection with debt obligations	8	355
Payments for deferred financing costs/proceeds from hedge settlements, net	(11,195)	4,993
Common dividends paid	(33,551)	—
Preferred dividends paid	(10,580)	(10,580)
HPU dividends paid	(704)	—
HPUs issued/(redeemed)	(11)	—
Purchase of treasury stock	(1,542)	—
Proceeds from exercise of options and issuance of DRIP/Stock purchase shares	6,015	856

Cash flows from financing activities	48,756	967,092

Changes in cash and cash equivalents	14,897	20,922
Cash and cash equivalents at beginning of period	104,507	105,951

Cash and cash equivalents at end of period	$119,404	$126,873

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

        Organization—The Company began its business in 1993 through private investment funds. In 1998, the Company converted its organizational form to a Maryland corporation and the Company replaced its former dual class common share structure with a single class of common stock. The Company's common stock ("Common Stock") began trading on the New York Stock Exchange on November 4, 1999. Prior to this date, the Company's Common Stock was traded on the American Stock Exchange. Since that time, the Company has grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions, including the acquisition of TriNet Corporate Realty Trust, Inc. in 1999, the acquisition of Falcon Financial Investment Trust, the acquisition of a significant non-controlling interest in Oak Hill Advisors, L.P. and affiliates in 2005, and the acquisition of the commercial real estate lending business of Fremont Investment and Loan ("Fremont CRE"), a division of Fremont General Corporation, in 2007.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2—Basis of Presentation

        The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. These unaudited Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

        The Consolidated Financial Statements include the accounts of the Company, its qualified REIT subsidiaries, its majority-owned and controlled partnerships and other entities that are consolidated under the provisions of FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities," an interpretation of ARB 51 ("FIN 46R") (see Note 3). Certain investments in joint ventures or other entities which the Company does not control are accounted for under the equity method or the cost method (see Note 3 and Note 6). All significant intercompany balances and transactions have been eliminated in consolidation.

        In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's consolidated financial position at March 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for the three months ended March 31, 2008 and 2007, and its changes in shareholders' equity for the three months ended March 31, 2008. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

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

        Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related notes to conform to the 2008 presentation.

Note 3—Summary of Significant Accounting Policies

        Loans and other lending investments, net—As described in Note 4, "Loans and Other Lending Investments" includes the following investments: senior mortgages, subordinate mortgages, corporate/partnership loans and other lending investments-securities. Management considers nearly all of its loans and other lending investments to be held-for-investment or held-to-maturity, although a small number of investments may be classified as held-for-sale or available-for-sale. Items classified as held-for-investment or held-to-maturity are reported at their outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized deferred loan costs or fees. These items also include accrued and paid-in- kind interest and accrued exit fees that the Company determines are probable of being collected. Items classified as available-for-sale are reported at fair value with unrealized gains and losses included in "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included on the Company's Consolidated Statements of Operations.

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

        Other real estate owned—Other real estate owned ("OREO") consists of properties acquired by foreclosure or by deed-in-lieu of foreclosure in partial or total satisfaction of non-performing loans. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value less estimated costs to sell at the date of transfer. The excess of the carrying value of the loan over the fair value of the property less estimated costs to sell is charged-off to the reserve for loan losses. Any decline in the estimated fair value of OREO that occurs after the initial transfer from the loan portfolio and any costs of holding the property are recorded in "Other expense" in the Company's Consolidated Statements of Operations. Significant property improvements may be capitalized to the extent that the carrying value does not exceed the estimated fair value. The gain or loss on final disposition of an OREO is recorded in "Other expense" on the Company's Consolidated Statements of Operations, and is considered income/loss from continuing operations because it represents the final stage of the Company's loan collection process.

        Equity investments—Purchased equity interests that are not publicly traded and/or do not have a readily determinable fair value are accounted for pursuant to the equity method of accounting if our ownership position is large enough to significantly influence the operating and financial policies of an investee. This is generally presumed to exist when we own between 20% and 50% of a corporation, or when we own greater than 5% of a limited partnership or limited liability company. Our share of earnings and losses in equity method investees is included in "Earnings (loss) from equity method investments" on

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

the Consolidated Statements of Operations. If our ownership position is too small to provide such influence, the cost method is used to account for the equity interest.

        For investments accounted for using the cost or equity method of accounting, management evaluates information such as budgets, business plans, and financial statements of the investee in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline in value include, but are not limited to, recurring operating losses and credit defaults. For any of our investments in which the estimated fair value is less than its carrying value, we consider whether the impairment of that investment is other-than-temporary.

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

        Timber carrying costs, such as real estate taxes, insect and wildlife control and timberland management fees, are expensed as incurred. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales. Timber and timberlands are included in "Other investments" on the Company's Consolidated Balance Sheets (see Note 6).

        Capitalized interest and project costs—The Company capitalizes pre-construction costs essential to the development of property, development costs, construction costs, real estate taxes, insurance and interest costs incurred during the construction periods for qualified build-to-suit projects for corporate tenants. The Company ceases cost capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity. Capitalized interest was approximately $4.0 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively.

        Cash and cash equivalents—Cash and cash equivalents include cash held in banks or invested in money market accounts with original maturity terms of less than 90 days.

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

        During 2007, the Company closed on a €100 million commitment in Moor Park Real Estate Partners II, L.P. Incorporated ("Moor Park"). Moor Park is a third-party managed fund that was created to make investments in European real estate as a 33% investor along-side a sister fund. The Company determined that Moor Park is a VIE and that the Company is the primary beneficiary. As such, the Company consolidates this entity for financial statement purposes. As of March 31, 2008, Moor Park had

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

$49.6 million of total assets, no debt and $1.4 million of minority interest. The investments held by this entity are presented in "Other investments" on the Company's Consolidated Balance Sheets as of March 31, 2008.

        During 2006, the Company made an investment in TN NRDC, LLC ("TN"). TN was created to invest in a strategic real estate related opportunity in Canada. The Company determined that TN is a VIE and that the Company is the primary beneficiary. As such, the Company consolidates TN for financial statement purposes. As of March 31, 2008, TN had $101.6 million of total assets, no debt and $5.1 million of minority interest. The cost method investment held by this entity is presented in "Other investments" on the Company's Consolidated Balance Sheets.

        During 2006, the Company made an investment in Madison Deutsche Andau Holdings, LP ("Madison DA"). Madison DA was created to invest in mortgage loans secured by real estate in Europe. The Company determined that Madison DA is a VIE and that the Company is the primary beneficiary. As such, the Company consolidates Madison DA for financial statement purposes. As of March 31, 2008, Madison DA had $72.5 million of total assets, no debt and $11.1 million of minority interest. The investments held by this entity are presented in "Loans and other lending investments" on the Company's Consolidated Balance Sheets.

        Identified intangible assets and goodwill—Upon the acquisition of a business, the Company records intangible assets acquired at their estimated fair values separate and apart from goodwill. The Company determines whether such intangible assets have finite or indefinite lives. As of March 31, 2008, all such intangible assets acquired by the Company have finite lives. The Company amortizes finite lived intangible assets based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company recognizes impairment loss on finite lived intangible assets if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

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

        As of March 31, 2008 and December 31, 2007, respectively, the Company had $94.7 million and $98.6 million of unamortized finite lived intangible assets primarily related to the acquisition of new CTL facilities and the acquisitions of Fremont CRE, Falcon Financial Investment Trust ("Falcon Financial") and certain partnership interests in AutoStar Realty Operating Partnership, L.P. ("AutoStar"). The total amortization expense for these intangible assets was $3.8 million and $1.9 million for the three months ended March 31, 2008 and 2007, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

        Revenue recognition—The Company's revenue recognition policies are as follows:

        Loans and other lending investments:    Interest income on loans and other lending investments held-for-investment and held-to-maturity is recognized on an accrual basis using the interest method.

        On occasion, the Company may acquire loans at premiums or discounts based on the credit characteristics of such loans. Deferred costs or fees, discounts and premiums are typically amortized over the contractual term of the loan using the interest method. Exit fees are also deferred and recognized over the lives of the related loans as a yield adjustment, if management believes it is probable that such amounts will be received. If loans with premiums, discounts, loan origination or exit fees are prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase in the prepayment gain or loss which is included in "Other income" on the Company's Consolidated Statements of Operations.

        The Company considers a loan to be non-performing and places loans on non-accrual status at such time as: (1) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; (2) the loan becomes 90 days delinquent; or (3) the loan has a maturity default. While on non-accrual status, loans are either accounted for on a cash basis, in which interest income is recognized only upon actual receipt, or on a cost-recovery basis, in which all receipts reduce loan carrying value, based on the Company's judgement as to collectibility of principal.

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

        Reserve for loan losses—The reserve for loan losses is a valuation allowance that reflects management's estimate of incurred loan losses inherent in the loan portfolio as of the balance sheet date. The reserve for loan losses includes a formula-based component and an asset-specific component. The reserve is increased through the "Provision for loan losses" on the Company's Consolidated Statements of Operations and is decreased by charge-offs when losses are confirmed through the receipt of assets such as cash in a pre-foreclosure sale or the underlying collateral in full satisfaction of the loan upon foreclosure.

        The formula-based reserve component covers performing loans and provisions for loan losses are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated in accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS 5"). Required reserve balances for the performing loan portfolio are derived from probabilities of principal loss and loss given default estimates

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

assigned to the portfolio during the Company's quarterly internal risk rating assessment. Probabilities of principal loss and severity factors are based on industry and/or internal experience and may be adjusted for significant factors that, based on the Company's judgment, impact the collectibility of the loans as of the balance sheet date.

        The asset-specific component relates to reserves for losses on loans considered impaired and measured pursuant to Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairments of a Loan (an amendment of FASB Statement No. 5 and 15)," ("SFAS 114"). In accordance with SFAS 114, the Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the loan agreement on a timely basis. A reserve is established when the present value of payments expected to be received, observable market prices, or the estimated fair value of the collateral (for loans that are solely dependent on the collateral for repayment) of an impaired loan is lower than the carrying value of that loan. Each of our non-performing loans or NPLs are considered impaired and are evaluated individually to determine required asset-specific reserves.

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

        For fair value hedges, changes in the fair value of the derivative, along with changes in the fair value of the respective hedged item are reported in earnings in "Other expense" on the Company's Consolidated Statements of Operations. The effective portion of the change in fair value of a derivative that is designated as a cash flow hedge is reported in "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and the ineffective portion of a change in fair value of a cash flow hedge is reported in "Other expense" on the Company's Consolidated Statements of Operations. The net interest receivable or payable on the interest rate swaps is accrued and recognized as an adjustment to "Interest expense" on the Company's Consolidated Statements of Operations.

        Derivatives, such as foreign currency hedges, that are not designated as fair value or cash flow hedges are considered economic hedges, with changes in fair value reported in current earnings in "Other income" on the Company's Consolidated Statements of Operations. The Company does not enter into derivatives for trading purposes.

        The Company formally documents all hedging relationships at inception, including its risk management objective and strategy for undertaking the hedge transaction. The hedge instrument and the hedged item are designated at the execution of the hedge instrument or upon re-designation during the life of the hedge. Hedge effectiveness is assessed and measured under identical time periods and depending on the hedging strategy, the Company uses the hypothetical derivative method and statistical regression to assess effectiveness, and the hypothetical derivative method to measure ineffectiveness. In addition, the

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

Company does not exclude any component of the derivative's gain or loss in the assessment of effectiveness.

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

        The Company can participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, as long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries ("TRSs"), is engaged in various real estate related opportunities, including but not limited to: (1) managing corporate credit-oriented investment strategies; (2) certain activities related to the purchase and sale of timber and timberlands; and (3) servicing certain loan portfolios. The Company will consider other investments through TRS entities if suitable opportunities arise. The Company's TRS entities are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in TRS entities and are included in "General and administrative" on the Company's Consolidated Statements of Operations. The Company also recognizes interest expense and penalties related to uncertain tax positions, if any, as income tax expense, included in "General and administrative" on the Company's Consolidated Statements of

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

Operations. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of our temporary differences and carryforwards are recorded as deferred tax assets and deferred tax liabilities, included in "Deferred expenses and other assets" and "Accounts payable, accrued expenses and other liabilities", respectively, on the Company's Consolidated Balance Sheets. Such amounts are not material to the Company's Consolidated Financial Statements. Accordingly, except for the Company's taxable REIT subsidiaries, no current or deferred federal taxes are provided for in the Consolidated Financial Statements.

        Earnings per common share—In accordance with Emerging Issues Task Force 03-6, ("EITF 03-6"), "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share," the Company presents both basic and diluted earnings per share ("EPS") for common shareholders and High Performance Unit ("HPU") holders (see Note 11). EITF 03-6 must be utilized in calculating earnings per share by a company that has issued securities other than common stock that contractually entitles the holder to participate in dividends and earnings of the company when, and if, the company declares dividends on its common stock. Vested HPU shares are entitled to dividends of the Company when dividends are declared. Basic earnings per share ("Basic EPS") for the Company's Common Stock and HPU shares are computed by dividing net income allocable to common shareholders and HPU holders by the weighted average number of shares of Common Stock and HPU shares outstanding for the period, respectively. Diluted earnings per share ("Diluted EPS") would be computed similarly, however, it reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

        As of March 31, 2008 the conditions for conversion related to the Company's $800 million convertible senior floating rate notes due 2012 ('Convertible Notes") have not been met. If the conditions for conversion are met, the Company may choose to pay in cash and/or Common Stock; however, if this occurs, the Company has the intent and ability to settle this debt in cash. Accordingly, there was no impact on the Company's diluted earnings per share for any of the periods presented.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

New accounting standards

        In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS No. 161"). The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS No. 161 on January 1, 2009, as required, and management is still evaluating the impact on the Company's Consolidated Financial Statements.

        In February 2008, the FASB issued a FASB Staff Position ("FSP") on Accounting for Transfers of Financial Assets and Repurchase Financing Transactions "FSP FAS 140-3." This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the impact, if any, the adoption of this interpretation will have on the Company's Consolidated Financial Statements.

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

        In February 2007, the FASB released Statement of Financial Accounting Standards No. 159 ("SFAS No. 159"), "The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value and is effective for the first fiscal year beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, as required, but did not elect to apply the fair value

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

option to any of its financial assets or liabilities. As such, the adoption of SFAS No. 159 did not have an impact on the Company's Consolidated Financial Statements

        In September 2006, the FASB released Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the exchange price notion in the fair value definition to mean the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). This statement also clarifies that market participant assumptions should include assumptions about risk, should include assumptions about the effect of a restriction on the sale or use of an asset and should reflect its nonperformance risk (the risk that the obligation will not be fulfilled). Nonperformance risk should include the reporting entity's credit risk.

        In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FSP 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 provides a one-year deferral of the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company, as it applies to its financial instruments, effective January 1, 2008. The adoption of SFAS No. 157 as it relates to financial instruments did not have a significant impact on the Company's Consolidated Financial Statements. See Note 15—Fair Value of Financial Instruments for additional details. The Company will adopt the provisions of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities effective January 1, 2009, and the Company does not expect it to have a significant the impact on its Consolidated Financial Statements.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments

        The following is a summary description of the Company's loans and other lending investments ($ in thousands)(1):

				Carrying Value as of
Type of Investment	Underlying Property Type	# of Borrowers In Class	Principal Balances Outstanding	March 31, 2008	December 31, 2007	Effective Maturity Dates	Contractual Interest Payment Rates(2)	Contractual Interest Accrual Rates(2)
Senior Mortgages(3)(4)(6)	Office/Residential/Retail/Industrial, R&D/Mixed Use/Hotel/Land/Entertainment, Leisure/Other	336	$8,679,436	$8,542,477	$8,356,716	2008 to 2026	Fixed: 6.5% to 20% Variable: LIBOR + 1.75% to LIBOR + 8.5%	Fixed: 6.5% to 20% Variable: LIBOR + 1.75% to LIBOR + 8.5%
Subordinate Mortgages(3)(4)(5)(6)	Office/Residential/Retail/Mixed Use/Hotel/Land/Entertainment, Leisure/Other	24	627,755	623,151	649,794	2008 to 2018	Fixed: 5% to 10.5% Variable: LIBOR + 2.75% to LIBOR +8.3%	Fixed: 7.32% to 25% Variable: LIBOR + 2.75% to LIBOR + 10%
Corporate/Partnership Loans(3)(4)(5)(6)	Office/Residential/Retail/Industrial, R&D/Mixed Use/Hotel/Land/Other	47	1,535,145	1,518,225	1,712,941	2008 to 2046	Fixed: 4.5% to 17.5% Variable: LIBOR + 2% to LIBOR + 7.84%	Fixed: 8.5% to 17.5% Variable: LIBOR + 2% to LIBOR + 14%

Total Loans				10,683,853	10,719,451
Reserve for Loan Losses				(252,884)	(217,910)

Total Loans, net				10,430,969	10,501,541
Other Lending Investments— Securities(3)	Retail/Industrial, R&D/Entertainment, Leisure/Other	8	480,886	447,126	447,813	2012 to 2023	Fixed: 6% to 9.25% Variable: LIBOR + 5.63%	Fixed: 6% to 9.25% Variable: LIBOR + 5.63%

Total Loans and Other Lending Investments, net				$10,878,095	$10,949,354

Explanatory Notes:

(1)
Details (other than carrying values) are for loans outstanding as of March 31, 2008.

(2)
Substantially all variable-rate loans are based on either 30-day LIBOR and reprice monthly or six-month LIBOR and reprice semi-annually. The 30-day LIBOR and six-month LIBOR on March 31, 2008 was 2.7% and 2.6%, respectively. As of March 31, 2008, nine loans with a combined carrying value of $394.6 million have a stated accrual rate that exceeds the stated pay rate.

(3)
Certain loans require fixed payments of principal resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity.

(4)
As of March 31, 2008, 30 loans with a combined carrying value of $796.9 million are on non-accrual status. As of December 31, 2007, 31 loans with a combined carrying value of $719.4 million were on non-accrual status.

(5)
As of March 31, 2008, three loans with a combined carrying value of $75.5 million have stated accrual rates of up to 25%, however, no interest is due until their scheduled maturities ranging from 2009 to 2012. One Corporate/Partnership loan, with a carrying value of $60.5 million, has a stated accrual rate of 12.7% and no interest is due until its scheduled maturity in 2046.

(6)
As of March 31, 2008, includes foreign denominated loans with combined carrying values of approximately £169.7 million, €174.1 million, CAD 46.0 million and SEK 121.7 million. Amounts in table have been converted to U.S. dollars based on exchange rates in effect at March 31, 2008.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments (Continued)

        During the three months ended March 31, 2008 and 2007, respectively, the Company originated or acquired an aggregate of approximately $9.0 million and $1.00 billion in loans and other lending investments, funded $962.4 million and $350.3 million under existing loan commitments, and received principal repayments of $1.39 billion and $314.9 million.

        As of March 31, 2008, the Company had 232 loans with unfunded commitments totaling $4.68 billion, of which $828.0 million was discretionary and $3.86 billion was non-discretionary.

        As of March 31, 2008, $959.3 million of loans and other lending investments were pledged as collateral on two of our secured term loans (see Note 8).

        Reserve for loan losses—Changes in the Company's reserve for loan losses were as follows (in thousands):

Reserve for loan losses, December 31, 2006	$52,201
Provision for loan losses	185,000
Charge-offs	(19,291)

Reserve for loan losses, December 31, 2007	217,910
Provision for loan losses	89,500
Charge-offs	(54,526)

Reserve for loan losses, March 31, 2008	$252,884

        As of March 31, 2008, the Company identified loans with a carrying value of $758.3 million and a gross loan value of $957.0 million that were impaired in accordance with SFAS 114 (see Note 3—Reserve for loan losses). Gross loan value represents the Company's carrying value of a loan and the portion of the loan that is owned by Fremont through the loan participation agreement. It represents what the carrying value of the loan would have been if the loan participation had not occurred. Under the terms of the participation, Fremont will receive 70% of all loan principal payments, including principal that the Company has funded. Therefore, the Company is in the first loss position. As such, the Company believes that presentation of the total recorded investment is more relevant than a presentation of the Company's carrying value when assessing the Company's risk of loss on the loans in the Fremont CRE Portfolio. The Company assessed each of the loans for impairment and determined that loans with a gross loan value of $396.1 million required specific reserves totaling $89.9 million and that the remaining loans with a gross loan value of $560.9 million did not require any specific reserves. All impaired loans are included on the Company's non-performing loan list and are on non-accrual status as of March 31, 2008. The $89.9 million of SFAS 114 specific reserves is included in the total reserve for loan losses of $252.9 million and the remainder of the balance represents SFAS 5 reserves. The average carrying value of impaired loans were approximately $983.1 million and $69.7 million during the three months ended March 31, 2008 and 2007, respectively. The Company recorded cash payments of $1.9 million from impaired loans in "Interest income" on the Company's Consolidated Statements of Operations for the three months ended March 31, 2008.

        During the three months ended March 31, 2008, the Company received title to properties in satisfaction of three senior mortgage loans, with cumulative carrying values of $191.6 million, for which those properties had served as collateral. During the three months ended March 31, 2008, the Company recorded charge-offs totaling $36.5 million that related to these loans. The amounts charged-off represent the difference between the Company's carrying values in the loans and the respective estimated fair values

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments (Continued)

of the net assets received through foreclosure or in lieu of payment. The Company recorded the estimated fair values of the net assets received in respect to the three loans in "Other real estate owned" on the Company's Consolidated Balance Sheets, as the Company plans to sell these properties. In addition, the Company charged-off $14.7 million related to a loan that was reclassified as an equity investment. The loan had a carrying value of $84.1 million prior to the charge-off.

        During the three months ended March 31, 2008, the Company sold loans with a total cumulative carrying value of $157.8 million for which it recorded a net realized gain of $0.9 million. Gains and losses on sales of loans are reported in "Other income" on the the Company's Consolidated Statements of Operations.

        Securities—As of March 31, 2008, the carrying value of Other Lending Investment-Securities includes $423.0 million of held-to-maturity securities with an aggregate fair value of $394.7 million and gross unrealized gains of $5.1 million and losses of $33.4 million. As of March 31, 2008, the aggregate fair value of securities with unrealized losses was $304.7 million and none of the securities had been in a continuous unrealized loss position for 12 months or longer. The carrying value also includes $20.0 million of available-for-sale securities recorded at fair value for which a cumulative unrealized loss of $4.3 million is recorded in "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets. Included in Other Lending Investments-Securities are $236.0 million of held-to-maturity securities that mature in one to five years, $187.0 million of held-to-maturity securities that mature in five to ten years and $20.0 million of available-for-sale securities that mature in five to ten years.

        SOP 03-3 loans—AICPA Statement of Position 03-3 ("SOP 03-3") prescribes the accounting treatment for acquired loans with evidence of credit deterioration for which it is probable, at acquisition, that all contractually required payments will not be received. As of March 31, 2008 and December 31, 2007, the Company had SOP 03-3 loans with a cumulative principal balance of $244.3 million and $273.6 million, respectively, and a cumulative carrying value of $203.1 million and $231.8 million, respectively. As of March 31, 2008, SOP 03-3 loans with a cumulative carrying value of $90.6 million are on non-accrual status and the Company is recognizing interest on the cash basis of accounting or applying cash using the cost recovery method. In addition, as of March 31, 2008, the Company had SOP 03-3 loans with a carrying value of $112.5 million for which the Company did not have a reasonable expectation about the timing and amount of cash flows expected to be collected and is recognized income using the cash basis of accounting. The majority of the Company's SOP 03-3 loans were acquired in the acquisition of Fremont CRE.

        Other real estate owned—"Other real estate owned" on the Company's Consolidated Balance Sheets includes real estate assets received through foreclosure or by deed-in-lieu of foreclosure on certain non-performing loans in the Company's loan portfolio. During the three months ended March 31, 2008, the Company recorded properties with a combined estimated fair value of $155.1 million into OREO. Prior to the Company taking title to these assets, they had served as collateral on three non-performing loans. The Company recorded $2.4 million of net expense in "Other expense" on the Company's Consolidated Statements of Operations related to holding costs for these properties.

        Fremont CRE participation—On July 2, 2007, the Company completed the sale of a $4.20 billion participation interest in the $6.27 billion Fremont CRE portfolio. Under the terms of the participation, the Company pays 70% of all principal collected from the Fremont CRE portfolio, including principal collected from amounts funded on the loans subsequent to the acquisition of the portfolio, until the participation is fully repaid. As of March 31, 2008, the Company had unfunded loan commitments of

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments (Continued)

$1.51 billion related to the Fremont CRE portfolio. The Fremont CRE participation pays floating interest at LIBOR + 1.50%.

        Changes in the outstanding Fremont loan portfolio participation balance were as follows (in thousands):

Loan participation, December 31, 2007	$2,980,238
Principal repayments(1)	(575,380)

Loan participation, March 31, 2008	$2,404,858

    Explanatory Note:

      (1)
      Includes $275.5 million of principal repayments received by the Company that have not yet been remitted to Fremont and are reflected as a payable in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets.

Note 5—Corporate Tenant Lease Assets

        During the three months ended March 31, 2008 and 2007, the Company acquired an aggregate of approximately $2.0 million and $20.1 million in CTL assets, respectively and disposed of CTL assets for net proceeds of approximately $8.2 million and $34.8 million, respectively resulting in gains of $2.1 million and $1.4 million, respectively. In addition, in March 2007, the Company received title to property with a fair value of $156.8 million that served as collateral for a senior mortgage loan. The Company allocated $120.4 million of this fair value to CTL assets and the remainder was allocated to CTL intangibles.

        The Company's investments in CTL assets, at cost, were as follows (in thousands):

	As of March 31, 2008	As of December 31, 2007
Facilities and improvements	$3,032,162	$2,996,386
Land and land improvements	729,572	730,495
Less: accumulated depreciation	(433,524)	(417,015)

Corporate tenant lease assets, net	$3,328,210	$3,309,866

        Under certain leases, the Company is entitled to receive additional participating lease payments to the extent gross revenues of the corporate customer exceed a base amount. The Company earned approximately $1.4 million in additional participating lease payments on such leases during the three months ended March 31, 2008 and none during the three months ended March 31, 2007. In addition, the Company also receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended March 31, 2008 and 2007 were approximately $9.4 million and $6.7 million, respectively, and are included as a reduction of "Operating costs—corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

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

        Certain CTL assets are subject to mortgage liens. As of March 31, 2008, 31 CTL assets were encumbered with 12 mortgages with a cumulative outstanding balance of approximately $367.5 million. As of December 31, 2007, 27 CTL assets were encumbered with 11 mortgages with a cumulative outstanding balance of $316.8 million. As of March 31, 2008, the mortgages' balances ranged in amount from approximately $5.6 million to $121.4 million and had maturity dates ranging from 12 months to 18.7 years. As of March 31, 2008, 11 of the loans had fixed interest rates ranging from 6.4% to 8.4% and one variable rate loan had a rate of LIBOR + 1.65% (see Note 8 for further detail).

        As of March 31, 2008, the Company had $49.8 million of non-discretionary unfunded commitments related to six CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon completion of the improvements or construction, the Company will receive additional operating lease income from the customers. In addition, the Company had $12.2 million of non-discretionary unfunded commitments related to 14 existing customers in the form of tenant improvements which were negotiated between the Company and the customers at the commencement of the leases.

        As of March 31, 2008, there were three CTL assets with an aggregate book value of $79.2 million classified as "Assets held for sale" on the Company's Consolidated Balance Sheets.

        The Company capitalized $4.0 million and $0.6 million of interest on build-to-suit CTL assets during the three months ended March 31, 2008 and March 31, 2007, respectively.

Note 6—Other Investments

        Other investments consist of the following items (in thousands):

	As of March 31, 2008	As of December 31, 2007
Equity method investments	$472,203	$482,170
Cost method investments	246,313	173,788
Timber and timberlands, net(1)	125,765	129,600
CTL intangibles, net(2)	67,644	69,912
Note receivable	44,228	—
Marketable securities	734	1,139

Other investments	$956,887	$856,609

    Explanatory Notes:

    (1)
    Accumulated depletion on timber and timberlands was $16.1 million and $14.1 million as of March 31, 2008 and December 31, 2007, respectively.

    (2)
    Accumulated amortization on CTL intangibles was $17.8 million and $15.5 million as of March 31, 2008 and December 31, 2007, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6—Other Investments (Continued)

        Equity method investments—As of March 31, 2008, the Company owned 47.5% interests in Oak Hill Advisors, L.P., Oak Hill Credit Alpha MGP, LLC, Oak Hill Credit Opportunities MGP, LLC, OHA Finance MGP, LLC, OHA Capital Solutions MGP, LLC and OHA Strategic Credit Fund, LLC, and 48.1% interests in OHSF GP Partners II, LLC and OHSF GP Partners (Investors), LLC, (collectively, "Oak Hill"). Oak Hill engages in investment and asset management services. The Company has determined that all of these entities are variable interest entities and that an external member is the primary beneficiary. As such, the Company accounts for these ventures under the equity method. Upon acquisition of the original interests in Oak Hill there was a difference between the Company's book value of the equity investments and the underlying equity in the net assets of Oak Hill of approximately $200.2 million. The Company allocated this value to identifiable intangible assets of approximately $81.8 million and goodwill of $118.4 million. The unamortized balance related to intangible assets for these investments was approximately $56.9 million and $58.4 million as of March 31, 2008 and December 31, 2007, respectively. The Company's carrying value in Oak Hill was $183.5 million and $199.6 million at March 31, 2008 and December 31, 2007, respectively, and the Company recognized equity in earnings from these entities of $5.1 million and $4.1 million for the three months ended March 31, 2008 and 2007, respectively.

        As of March 31, 2008, the Company owned a 46.7% interest in TimberStar Southwest Holdco LLC ("TimberStar Southwest"), through its majority owned subsidiary TimberStar Operating Partnership, L.P. ("TimberStar"). TimberStar Southwest was created to acquire and manage a diversified portfolio of timberlands located in Texas, Louisiana and Arkansas. The Company accounts for this investment under the equity method due to the venture's external partners having certain participating rights giving them shared control. Upon acquisition, there was a $1.0 million difference between the Company's book value of the equity investment and the underlying equity in the net assets of the entity, which the Company allocated to identifiable intangible assets. As of March 31, 2008 and December 31, 2007, the unamortized balance was $0.9 million. The Company's carrying value in the venture was $140.9 million and $145.4 million at March 31, 2008 and December 31, 2007, respectively. The Company recognized equity in losses from the investment of ($2.7) million and ($3.8) million for the three months ended March 31, 2008 and 2007, respectively. The Company's share of depletion, depreciation and amortization expense from the entity was $6.7 million and $9.2 million for the three months ended March 31, 2008 and 2007, respectively, and consists primarily of depletion from the harvesting and sale of timber. On April 1, 2008, the Company closed on the sale of the TimberStar Southwest joint venture (see Note 17).

        As of March 31, 2008, the Company owned a 29.52% interest in Madison International Real Estate Fund II, LP, a 32.92% interest in Madison International Real Estate Fund III, LP, a 29.52% interest in Madison GP1 Investors, LP (collectively, the "Madison Funds"). The Madison Funds invest in illiquid ownership positions of entities that own real estate assets. The Company's carrying value in the Madison Funds was $48.2 million and $38.0 million at March 31, 2008 and December 31, 2007, respectively, and the Company recognized equity in losses from these investments of ($2.6) million and ($0.4) million for the three months ended March 31, 2008 and 2007, respectively.

        The Company also had investments in 16 and 15 additional entities that were accounted for under the equity method as of March 31, 2008 and December 31, 2007, respectively. The Company's ownership in these entities ranged from 0.83% to 50.0% as of March 31, 2008 and the Company's carrying value in these investments was $99.5 million and $99.2 million as of March 31, 2008 and December 31, 2007, respectively. The Company recognized cumulative net equity in losses of ($0.9) million for the three months ended March 31, 2008 and equity in earnings of $1.6 million for the three months ended March 31, 2007.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6—Other Investments (Continued)

        The following table presents the summarized financial information of the Company's equity method investments (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Income Statement
Revenues	$182,724	$129,804
Costs and expenses	$148,904	$116,925
Net income (loss)	$(1,384)	$43,281

        As of March 31, 2008, the Company had $93.5 million of non-discretionary unfunded commitments related to eight equity method investments.

        Cost method investments—The Company had investments in 18 separate real estate related funds or other strategic investment opportunities within niche markets that are accounted for under the cost method and had cumulative carrying values of $246.3 million and $173.8 million as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008, the Company had $163.8 million of non-discretionary unfunded commitments related to three cost method investments. During the three months ended March 31, 2008, the Company reclassified a loan with a net carrying value of $69.4 million from "Loans and other lending investments, net" to "Other investments" on the Company's Consolidated Balance Sheets, as a cost method investment.

        During the three months ended March 31, 2008, the Company redeemed its interest in a profits participation that was originally received as part of a prior lending investment and carried as a cost method investment prior to redemption. As a result of the transaction, the Company recorded a note receivable of $44.2 million and an equal amount of income in "Other income" in the Company's Consolidated Statements of Operations.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7—Other Assets and Other Liabilities

        Deferred expenses and other assets consist of the following items (in thousands):

	As of March 31, 2008	As of December 31, 2007
Derivative assets	$ 47,593	$ 17,929
Intangible assets, net(1)	27,025	28,733
Deferred financing fees, net(2)	22,947	14,017
Corporate furniture, fixtures and equipment, net(3)	15,765	14,302
Leasing costs, net(4)	15,179	15,764
Other assets	28,138	14,529

Deferred expenses and other assets	$156,647	$105,274

                Explanatory Notes:

    (1)
    Accumulated amortization on intangible assets was $7.7 million and $6.0 million as of March 31, 2008 and December 31, 2007, respectively.

    (2)
    Accumulated amortization on deferred financing fees was $29.8 million and $27.6 million as of March 31, 2008 and December 31, 2007, respectively.

    (3)
    Accumulated depreciation on corporate furniture, fixture and equipment was $5.3 million and $4.8 million as of March 31, 2008 and December 31, 2007, respectively.

    (4)
    Accumulated amortization on leasing costs was $7.9 million and $8.4 million as of March 31, 2008 and December 31, 2007, respectively.

        Accounts payable, accrued expenses and other liabilities consist of the following items (in thousands):

	As of March 31, 2008	As of December 31, 2007
Fremont participation payable (see Note 4)	$286,606	$209,570
Dividends payable	118,715	34,868
Accrued interest payable	96,113	103,080
Unearned operating lease income	22,053	12,345
Accrued expenses	21,052	62,199
Security deposits from customers	19,776	19,849
Derivative liabilities	19,137	6,621
Other liabilities	56,458	46,779

Accounts payable, accrued expenses and other liabilities	$639,910	$495,311

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8—Debt Obligations

        As of March 31, 2008 and December 31, 2007, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

		Carrying Value as of
	Maximum Amount Available	March 31, 2008	December 31, 2007	Stated Interest Rates(1)	Scheduled Maturity Date(1)
Secured revolving credit facility:
Line of credit	$500,000	$244,718	$—	LIBOR + 1%-2%(2)	September 2009(3)
Unsecured revolving credit facilities:
Line of credit(4)	2,220,000	1,988,203	1,485,286	LIBOR + 0.525%(5)	June 2011
Line of credit(6)	1,200,000	834,184	1,195,888	LIBOR + 0.525%(5)	June 2012

Total revolving credit facilities	$3,920,000	3,067,105	2,681,174
Interim financing facility		1,289,811	1,289,811	LIBOR + 0.50%	June 2008
Secured term loans:
Collateralized by CTL assets		121,386	122,690	7.44%	April 2009
Collateralized by CTL assets		246,140	194,061	LIBOR + 1.65% and 6.4%-8.4%	Various through 2026
Collateralized by investments in corporate debt		300,000	—	LIBOR + 2.5%	March 2009
Collateralized by investments in corporate bonds		54,221	91,388	LIBOR + 1.65%	April 2008

Total secured term loans		721,747	408,139
Debt premium		5,408	5,543

Total secured term loans		727,155	413,682
Unsecured notes:
LIBOR + 0.34% Senior Notes		500,000	500,000	LIBOR + 0.34%	September 2009
LIBOR + 0.35% Senior Notes		500,000	500,000	LIBOR + 0.35%	March 2010
LIBOR + 0.39% Senior Notes		—	385,000	LIBOR + 0.39%	March 2008
LIBOR + 0.50% Senior Notes		800,000	800,000	LIBOR + 0.50%	October 2012
LIBOR + 0.55% Senior Notes		225,000	225,000	LIBOR + 0.55%	March 2009
4.875% Senior Notes		350,000	350,000	4.875%	January 2009
5.125% Senior Notes		250,000	250,000	5.125%	April 2011
5.15% Senior Notes		700,000	700,000	5.15%	March 2012
5.375% Senior Notes		250,000	250,000	5.375%	April 2010
5.5% Senior Notes		300,000	300,000	5.5%	June 2012
5.65% Senior Notes		500,000	500,000	5.65%	September 2011
5.7% Senior Notes		367,022	367,022	5.7%	March 2014
5.8% Senior Notes		250,000	250,000	5.8%	March 2011
5.85% Senior Notes		250,000	250,000	5.85%	March 2017
5.875% Senior Notes		500,000	500,000	5.875%	March 2016
5.95% Senior Notes		889,669	889,669	5.95%	October 2013
6% Senior Notes		350,000	350,000	6%	December 2010
6.05% Senior Notes		250,000	250,000	6.05%	April 2015
6.5% Senior Notes		150,000	150,000	6.5%	December 2013
7% Senior Notes		—	185,000	7%	March 2008
8.75% Notes		50,331	50,331	8.75%	August 2008

Total unsecured notes		7,432,022	8,002,022
Debt discount		(95,955)	(102,168)
Fair value adjustment to hedged items (see Note 10)		48,729	16,999

Total unsecured notes		7,384,796	7,916,853
Other debt obligations		100,000	100,000	LIBOR + 1.5%	October 2035
Debt discount		(1,954)	(1,962)

Total other debt obligations		98,046	98,038

Total debt obligations		$12,566,913	$12,399,558

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8—Debt Obligations (Continued)

Explanatory Notes:

(1)
All interest rates and maturity dates are for debt outstanding as of March 31, 2008. Some variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. Foreign variable-rate debt obligations are based on 30-day UK LIBOR for British pound borrowing, 30-day EURIBOR for euro borrowing and 30-day Canadian LIBOR for Canadian dollar borrowing. The 30-day LIBOR rate on March 31, 2008 was 2.70%. The 30-day UK LIBOR, EURIBOR and Canadian LIBOR rates on March 31, 2008 were 5.79%, 4.36% and 3.61%, respectively. Other variable-rate debt obligations are based on 90-day LIBOR and reprice every three months. The 90-day LIBOR rate on March 31, 2008 was 2.69%.

(2)
This facility has an unused commitment fee of 0.25% on any undrawn amounts.

(3)
Maturity date reflects one-year extension at the Company's option.

(4)
As of March 31, 2008, the line of credit included foreign borrowings of £80.0 million, €238.0 million, and CAD 35.0 million bearing interest at weighted average rates of 6.19%, 4.82%, and 4.15%, respectively. Amounts in the table have been converted to U.S. dollars based on exchange rates in effect at March 31, 2008.

(5)
These facilities have an annual commitment fee of 0.125%.

(6)
As of March 31, 2008, the line of credit included foreign borrowings of £52.0 million, €1.5million and CAD 11.0 million bearing interest at weighted average rates of 6.24%, 4.73%, and 4.22%, respectively. Amounts in the table have been converted to U.S. dollars based on exchange rates in effect at March 31, 2008.

        Unsecured/Secured Credit Facilities—The Company's primary source of short-term funds is an aggregate of $3.42 billion of available credit under its two committed unsecured revolving credit facilities, which includes the amended $2.22 billion facility, maturing in June 2011, as well as a $1.20 billion facility, maturing in June 2012, entered into during the second quarter of 2007. As of March 31, 2008, there was approximately $582.7 million which was immediately available to draw under these facilities at the Company's discretion. In addition, the Company has a $500.0 million secured revolving credit facility for which availability is based on percentage borrowing base calculations. There was $255.3 million undrawn under this secured credit facility as of March 31, 2008. During the three months ended March 31, 2008, the Company amended and restated its $500.0 million secured credit facility to allow it to extend the maturity from September 2008 to September 2009.

        Capital Markets Activity—In March 2008, the Company repaid $570 million aggregate principal amount of both fixed and floating rate Senior Notes.

        Other Financing Activity—In March 2008, the Company entered into a $300 million senior secured term loan maturing in March 2009. Borrowings under this facility bear interest at a rate of LIBOR + 2.50% and are collateralized by investments included in our loans and other lending investments portfolio.

        Also during the three months ended March 31, 2008, the Company closed on a $53.3 million secured term note maturing in March 2011. This note is secured by four assets in our Corporate Tenant Lease portfolio and bears interest at LIBOR + 1.65%.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8—Debt Obligations (Continued)

        As of March 31, 2008, future scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2008 (remaining nine months)	$50,331
2009	1,457,476
2010	1,105,556
2011	3,072,196
2012	2,634,184
Thereafter	2,646,909

Total principal maturities	10,966,652
Unamortized debt discounts/premiums, net	(92,501)
Fair value adjustment to hedged items (see Note 10)	48,729

Total long-term debt obligations	$10,922,880

    Explanatory Note:

    (1)
    Assumes exercise of extensions to the extent such extensions are at the Company's option.

Note 9—Shareholders' Equity

        DRIP/Stock Purchase Plan—During the three months ended March 31, 2008 and 2007, the Company issued a total of approximately 25,100 shares and 7,400 shares of its Common Stock, respectively, through both plans. Net proceeds during the three months ended March 31, 2008 and 2007, were approximately $0.5 million and $0.4 million, respectively. There are approximately 2.1 million shares available for issuance under the plan as of March 31, 2008.

        Stock Repurchase Program—During the three months ended March 31, 2008, the Company repurchased 100,000 shares of its outstanding Common Stock for a cost of approximately $1.5 million at an average cost per share of $15.39. There were no shares repurchased during the three months ended March 31, 2007. As of March 31, 2008, there were approximately 1.6 million shares available to purchase under the Company's 5.0 million share repurchase program.

Note 10—Risk Management and Derivatives

        Risk management—In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different points in time and potentially at different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's lending and CTL investments that results from a borrower's or corporate tenant's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of loans and other lending investments due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying loans, the valuation of CTL facilities held by the Company and changes in foreign currency exchange rates.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 10—Risk Management and Derivatives (Continued)

        Use of derivative financial instruments—As of March 31, 2008, the Company had forward-starting interest rate swaps to hedge variability in cash flows on $250.0 million of debt forecasted and probable to be issued in 2008. The Company also had interest rate swaps that hedge the change in fair value associated with $1.25 billion of existing fixed-rate debt and foreign currency derivatives to hedge the exposure to foreign exchange rate movements related to a loan originated in Swedish Krona and an equity investment in Indian Rupee. The foreign exchange derivatives were not designated as hedges under Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," therefore, changes in fair value are recorded in "Other income" on the Company's Consolidated Statements of Operations. As of March 31, 2008, no derivatives were designated as hedges of net investments in foreign operations.

        The following table represents the notional principal amounts and fair values of interest rate swaps by class (in thousands):

	Notional Amount as of March 31, 2008	Notional Amount as of December 31, 2007	Fair Value as of March 31, 2008	Fair Value as of December 31, 2007
Cash flow hedges:
Forward-starting interest rate swaps	$250,000	$250,000	$(17,822)	$(6,457)
Fair value hedges:
Interest rate swaps	1,250,000	1,250,000	47,476	17,237

Total interest rate swaps	$1,500,000	$1,500,000	$29,654	$10,780

        The following table presents the Company's foreign currency derivatives outstanding as of March 31, 2008 (in thousands):

Derivative Type	Notional Amount	Notional Currency	Notional (USD Equivalent)	Maturity
Buy USD/Sell INR forward	INR 399,000	Indian Rupee	10,000	November 2009
Buy SEK/Sell USD forward	SEK 126,476	Swedish Krona	19,563	April 2008

        At March 31, 2008, derivatives with a fair value of $47.6 million were included in other assets and derivatives with a fair value of $19.1 million were included in other liabilities.

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

        Substantially all of the Company's CTL assets (including those held by joint ventures) and loans and other lending investments are collateralized by facilities located in the United States, with California (14.5%), Florida (11.8%) and New York (10.4%) representing the only significant concentration (greater than 10.0%) as of March 31, 2008. The Company's investments also contain significant concentrations in

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 10—Risk Management and Derivatives (Continued)

the following asset types as of March 31, 2008: apartment/residential (21.7%), land (14.0%), office-CTL (11.0%) and retail (10.0%).

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

Note 11—Stock-Based Compensation Plans and Employee Benefits

        The Company's 2006 Long-Term Incentive Plan (the "LTIP Plan") is designed to provide equity-based incentive compensation for officers, key employees, directors, consultants and advisers of the Company. This Plan was effective May 31, 2006 and replaces the original 1996 Long-Term Incentive Plan. The Plan provides for awards of stock options, shares of restricted stock, phantom shares, dividend equivalent rights and other performance awards. There is a maximum of 4,550,000 shares of Common Stock available for awards under the Plan provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 1.0 million, subject to certain antidilution provisions in the Plan. All awards under the Plan are at the discretion of the Board of Directors or a committee of the Board of Directors. At March 31, 2008, options to purchase approximately 534,446 shares of Common Stock were outstanding and approximately 2.0 million shares of restricted stock were outstanding. Many of these options and shares of restricted stock were issued under the original 1996 Long-Term Incentive Plan. A total of approximately 2.6 million shares remain available for awards under the LTIP Plan as of March 31, 2008.

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

        Changes in options outstanding during the three months ended March 31, 2008, are as follows (shares and aggregate intrinsic value in thousands, except for weighted average strike price):

	Number of Shares
	Employees	Non-Employee Directors	Other	Weighted Average Strike Price	Aggregate Intrinsic Value
Options Outstanding, December 31, 2007	688	86	174	$17.43
Exercised in 2008	(288)	—	(67)	14.72
Cancelled in 2008	—	—	(59)	15.12

Options Outstanding, March 31, 2008	400	86	48	$19.49	$—

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11—Stock-Based Compensation Plans and Employee Benefits (Continued)

        The following table summarizes information concerning outstanding and exercisable options as of March 31, 2008 (in thousands):

Exercise Price	Options Outstanding and Exercisable	Remaining Contractual Life
$16.88	364	1.76
$17.38	14	1.96
$19.69	52	2.76
$24.94	40	3.13
$26.97	2	3.21
$27.00	11	3.24
$28.54	2	0.22
$29.82	44	4.16
$55.39	5	1.17

	534	2.19

        The Company has not issued any options since 2003. Cash received from option exercises during the three months ended March 31, 2008 was approximately $7.2 million. The intrinsic value of options exercised during the three months ended March 31, 2008 was $2.0 million. Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

        Changes in non-vested restricted stock units during the three months ended March 31, 2008, are as follows (shares and aggregate intrinsic value in thousands):

Non-Vested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested at December 31, 2007	965	$44.73
Granted	1,373	16.39
Vested	(294)	43.44
Forfeited	(52)	35.86

Non-vested at March 31, 2008	1,992	$25.55	$27,942

        During the three months ended March 31, 2008, the Company granted 894,588 restricted stock units to employees that vest proportionately over periods of three to five years on the anniversary date of the initial grant of which 871,480 units remain outstanding as of March 31, 2008. As of March 31, 2008, there are 509,385 units, 120,740 units, and 11,133 units outstanding from restricted stock unit grants made in 2007, 2006, and 2005, respectively. The unvested restricted stock units granted after January 1, 2006 that are subject to service conditions, are paid dividends as dividends are paid on shares of the Company's Common Stock and these dividends are accounted for in a manner consistent with the Company's Common Stock dividends, as a reduction to retained earnings.

        During the first quarter of 2008, the Company also granted 478,856 market condition-based restricted stock units to employees that cliff vest on December 31, 2010, only if the total shareholder return on the Company's common stock is at least 20% (compounded annually, including dividends) from the date of the

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11—Stock-Based Compensation Plans and Employee Benefits (Continued)

award through the end of the vesting period. No dividends will be paid on these units unless and until they are vested. All of these units remain outstanding as of March 31, 2008.

        For accounting purposes, the Company measures compensation costs for restricted stock units, not including any contingently issuable shares, as of the date of the grant and expenses such amounts against earnings, either at the grant date (if no vesting period exists) or ratably over the respective vesting/service period. The fair value of the market condition-based restricted stock is based on the grant-date market value of the awards utilizing a Monte Carlo simulation model to simulate a range of possible future stock prices for the Company's common stock. The following are the assumptions used to estimate the grant date fair value of these awards:

Risk-free interest rate	2.39%
Expected dividend yield	—%
Expected stock price volatility	27.46%

        The Company recorded $4.8 million and $4.4 million of stock based compensation expense in "General and administrative" costs on the Company's Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008 there was $45.0 million of total unrecognized compensation cost related to non-vested restricted stock units. That cost is expected to be recognized over the remaining vesting/service period for the respective grants.

High Performance Unit Program

        The Company's High Performance Unit (HPU) program and Senior Executive HPU program are performance-based employee compensation plans that have significant value to the participants only if the Company provides superior returns to its shareholders. The programs are more fully described in the Company's annual proxy statement and in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. If at the end of the three-year valuation period ending on December 31, 2008, the total rate of shareholder return on the Company's common stock exceeds certain performance thresholds, the HPU participants and Senior Executive HPU participants of the 2008 plans will receive cash distributions in the nature of dividends payable on a calculated equivalent amount of our common stock, as defined by the plan documents, after the respective valuation dates. However, if the total rate of shareholder return for the relevant valuation period does not exceed these performance thresholds, then the HPU shares only have a nominal value.

        The 2008 plan under the HPU Program has 5,000 shares of High Performance Common Stock and had an aggregate initial purchase price of $0.8 million. As of March 31, 2008, the Company had received net contributions of $0.8 million under the 2008 plan.

        The 2008 plan under the Senior Executive HPU Program has 5,000 shares of High Performance Common Stock and had an aggregate initial purchase price of $0.5 million. As of March 31, 2008, the Company had received net contributions of $0.5 million under the 2008 plan.

401(k) Plan

        The Company made gross contributions of approximately $0.9 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12—Earnings Per Share

        EPS is calculated using the two-class method, pursuant to EITF 03-6. The two-class method is required as the Company's HPU shares each have the right to receive dividends should dividends be declared on the Company's Common Stock. HPU holders are Company employees or former employees who purchased high performance common stock units under the Company's High Performance Unit Program.

        The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three months ended March 31, 2008 and 2007 for common shares (in thousands, except per share data):

	For the Three Months Ended March 31,
	2008	2007
Income from continuing operations.	$84,009	$87,028
Preferred dividend requirements	(10,580)	(10,580)

Net income allocable to common shareholders and HPU holders before income from discontinued operations and gain from discontinued operations, net	$73,429	$76,448

Earnings allocable to common shares:
Numerator for basic earnings per share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$71,909	$74,773
Income from discontinued operations	317	5,529
Gain from discontinued operations, net	2,013	1,384

Net income allocable to common shareholders	$74,239	$81,686

Numerator for diluted earnings per share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net(1)	$71,916	$74,815
Income from discontinued operations	317	5,530
Gain from discontinued operations, net	2,014	1,384

Net income allocable to common shareholders	$74,247	$81,729

Denominator:
Weighted average common shares outstanding for basic earnings per common share	134,262	126,693
Add: effect of assumed shares issued under treasury stock method for stock options and restricted shares.	250	824
Add: effect of contingent shares	—	—
Add: effect of joint venture shares	350	350

Weighted average common shares outstanding for diluted earnings per common share	134,862	127,867

Basic earnings per common share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$0.54	$0.59
Income from discontinued operations	0.00	0.04
Gain from discontinued operations, net	0.01	0.01

Net income allocable to common shareholders	$0.55	$0.64

Diluted earnings per common share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$0.54	$0.59
Income from discontinued operations	0.00	0.04
Gain from discontinued operations, net	0.01	0.01

Net income allocable to common shareholders	$0.55	$0.64

Explanatory Note:

(1)
For the three months ended March 31, 2008 and 2007 includes the allocable portions of $1 and $28 of joint venture income, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12—Earnings Per Share (Continued)

        As more fully described in Note 11, HPU shares are sold to employees as part of a performance-based employee compensation plan. As of March 31, 2008, the 2002-2007 HPU plans have vested, however, the 2005, 2006 and 2007 plans did not meet the required performance thresholds to fund. Therefore, the Company redeemed the HPU shares from its employees. The 2002-2004 plans each have 5,000 shares outstanding. The shares in each plan receive dividends based on a common stock equivalent that is separately determined for each plan depending on the Company's performance during a three-year valuation period. These HPU Shares are treated as a separate class of common stock under EITF 03-06. The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three months ended March 31, 2008 and 2007 for HPU shares (in thousands, except per share data):

	For the Three Months Ended March 31,
	2008	2007
Earnings allocable to High Performance Units:
Numerator for basic earnings per HPU share:
Income allocable to high performance units before income from discontinued operations and gain from discontinued operations, net	$1,519	$1,675
Income from discontinued operations	7	124
Gain from discontinued operations, net	43	31

Net income allocable to high performance units	$1,569	$1,830

Numerator for diluted earnings per HPU share:
Income allocable to high performance units before income from discontinued operations and gain from discontinued operations, net(1)	$1,514	$1,660
Income from discontinued operations	7	123
Gain from discontinued operations, net	42	31

Net income allocable to high performance units	$1,563	$1,814

Denominator:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15

Basic earnings per HPU share:
Income allocable to high performance units before income from discontinued operations and gain from discontinued operations	$101.26	$111.66
Income from discontinued operations	0.47	8.27
Gain from discontinued operations, net	2.87	2.07

Net income allocable to high performance units	$104.60	$122.00

Diluted earnings per HPU share:
Income allocable to common shareholders before income from discontinued operations and gain from discontinued operations	$100.93	$110.66
Income from discontinued operations	0.47	8.20
Gain from discontinued operations, net	2.80	2.07

Net income allocable to high performance units	$104.20	$120.93

Explanatory Note:

(1)
For the three months ended March 31, 2008 and 2007 includes the allocable portion of $1 and $28 of joint venture income, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12—Earnings Per Share (Continued)

        For the three months ended March 31, 2008 and 2007, the following shares were antidilutive (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Stock options	104	5
Restricted stock units	1,907	486

Note 13—Comprehensive Income

        Total comprehensive income was $74.5 million and $90.4 million for the three months ended March 31, 2008 and 2007, respectively. The primary components of comprehensive income, other than net income, consist of amounts attributable to the Company's cash flow hedges and changes in the fair value of the Company's available-for-sale investments. The statement of comprehensive income is as follows (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Net income	$86,389	$94,096
Other comprehensive income:
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization	—	(2,554)
Reclassification of (gains)/losses on ineffective cash flow hedges into earnings	—	98
Reclassification of (gains)/losses on qualifying cash flow hedges into earnings	(294)	(143)
Unrealized gains/(losses) on available-for-sale securities	(360)	(309)
Unrealized gains/(losses) on cash flow hedges	(11,278)	(775)

Comprehensive income	$74,457	$90,413

        Unrealized gains/(losses) on available-for-sale securities and cash flow hedges are recorded as adjustments to shareholders' equity through "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included in net income unless realized.

        As of March 31, 2008 and 2007, accumulated other comprehensive income (losses) reflected in the Company's shareholders' equity is comprised of the following (in thousands):

	As of March 31, 2008	As of December 31, 2007
Unrealized losses on available-for-sale securities	$(4,813)	$(4,453)
Unrealized losses on hedges held by joint venture	(3,141)	(3,335)
Unrealized (losses)/gains on cash flow hedges	(6,273)	5,493

Accumulated other comprehensive income (losses)	$(14,227)	$(2,295)

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14—Dividends

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

        Total dividends declared by the Company aggregated $116.0 million or $0.87 per share of Common Stock during the three months ended March 31, 2008 and were payable on April 30, 2008 to shareholders of record and holders of certain share equivalents on March 17, 2008. The Company also declared and paid dividends aggregating $2.0 million, $2.8 million, $2.0 million, $1.5 million and $2.3 million on its Series D, E, F, G, and I preferred stock, respectively, during the three months ended March 31, 2008. There are no dividend arrearages on any of the preferred shares currently outstanding.

        The Company pays dividends to the unit holders in the 2002, 2003, and 2004 HPU Plans in the same amount per equivalent share and on the same distribution dates as the Company's common stock, based on 819,254 shares, 987,149 shares and 1,031,875 shares, respectively. Therefore, in connection with the common dividend declared during the three months ended March 31, 2008, the Company paid dividends on April 30, 2008 of $0.7 million, $0.9 million and $0.9 million to the unit holders in the 2002, 2003 and 2004 HPU Plans, respectively.

        The Company also pays dividends on outstanding restricted stock units with service conditions that were granted to employees after January 1, 2006, in the same amount per unit and on the same distribution dates as the Company's common stock. Therefore, in connection with the common dividends declared during the three months ended March 31, 2008, the Company paid dividends on April 30, 2008 of $1.3 million to employees based on 1,501,605 restricted stock units outstanding as of March 17, 2008.

Note 15—Fair Value of Financial Instruments

        The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities and for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurement be classified and disclosed in one of the following three categories:

  Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

  Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

  Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 15—Fair Value of Financial Instruments (Continued)

        The following table summarizes the valuation of our financial instruments recorded at fair value on a recurring or nonrecurring basis by the above SFAS No. 157 categories as of March 31, 2008 (in thousands):

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring basis:
Financial Assets:
Derivative assets	$47,593	$—	$47,593	$—
Other lending investments—available-for-sale	$20,002	$20,002	$—	$—
Marketable securities—available-for-sale	$734	$734	$—	$—
Warrants	$1,163	$1,163	$—	$—
Financial Liabilities:
Derivative liabilities	$19,137	$—	$19,137	$—
Nonrecurring basis:
Financial Assets:
Impaired loans	$303,860	$—	$—	$303,860

        Currently, the Company uses interest rate swaps and foreign currency derivatives to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

        Other lending investments, marketable securities and warrants are all securities traded actively in the secondary market and have been valued using quoted market prices.

        All of the Company's loans identified as being impaired under the provisions of SFAS No. 114 are collateral dependent loans and are evaluated for impairment by comparing the fair value of the underlying collateral less costs to sell to the carrying value of each loan. Due to the unique nature of the individual property collateralizing the Company's loans, the Company uses the income approach through internally

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 15—Fair Value of Financial Instruments (Continued)

developed valuation models to estimate the fair value of the collateral. This approach requires the Company to make significant judgments in respect to discount rates and the timing and amounts of estimated future cash flows that are considered Level 3 inputs in accordance with SFAS No. 157. These cash flows include costs of completion, operating costs, and lot and unit sale prices.

Note 16—Segment Reporting

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

        The Corporate Tenant Leasing segment includes all of the Company's activities related to the ownership and leasing of corporate facilities.

        The Company evaluates performance based on the following financial measures for each segment (in thousands):

	Real Estate Lending	Corporate Tenant Leasing	Corporate/ Other(1)	Company Total
Three months ended March 31, 2008
Total revenues(2)	$332,856	$86,489	$3,084	$422,429
Earnings (loss) from equity method investments	—	650	(3,248)	(2,598)
Total operating and interest expense(3)	95,431	30,901	209,286	335,618
Net operating income(4)	237,425	56,238	(209,450)	84,213
Three months ended March 31, 2007
Total revenues(2)	$202,677	$76,788	$5,809	$285,274
Earnings (loss) from equity method investments	—	(111)	(1,240)	(1,351)
Total operating and interest expense(3)	8,108	30,728	158,623	197,459
Net operating income(4)	194,569	45,949	(154,054)	86,464
As of March 31, 2008
Total long-lived assets(5)	$10,878,095	$3,328,210	$126,790	$14,333,095
Total assets	11,433,962	3,691,303	987,030	16,112,295
As of December 31, 2007
Total long-lived assets(5)	$10,949,354	$3,309,866	$128,720	$14,387,940
Total assets	11,282,121	3,686,941	879,236	15,848,298

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

  specifically related to each segment. Interest expense on unsecured notes and the unsecured and secured revolving credit facilities and general and administrative expense is included in Corporate/Other for all periods. Depreciation and amortization of $25.9 million and $19.9 million for the three months ended March 31, 2008 and 2007, respectively, are included in the amounts presented above.

(4)
Net operating income represents income before minority interest, income from discontinued operations and gain from discontinued operations.

(5)
Total long-lived assets are comprised of Loans and other lending investments, net, Corporate tenant lease assets, net, and timber and timberlands, net for the Real Estate Lending, Corporate Tenant Leasing and Corporate/Other segments, respectively.

Note 17—Subsequent Events

        On April 1, 2008, the Company closed on the sale of its TimberStar Southwest joint venture and the venture's approximately 900,000-acre portfolio of forestland and related assets for a gross sales price of $1.71 billion, including the assumption of debt. The Company received net proceeds of approximately $400 million for its interest in the venture, representing an estimated gain of approximately $250 million, net of minority interests.

        On May 1, 2008, the Company entered into a $960 million first mortgage financing transaction collateralized by 34 CTL properties, representing $1.09 billion of net book value and an appraised value of $1.66 billion. The Company has received approximately $810 million of proceeds from the initial closing of the financing and expects to receive the balance of proceeds prior to the end of the second quarter, subject to the satisfaction of certain closing conditions. The three-year financing is being provided by a major financial institution, will bear interest at LIBOR + 3.40% and is pre-payable in 20 months. The Company used the net proceeds from the initial closing of this financing, together with other available corporate funds, to extinguish the interim financing facility.

        Subsequent to March 31, 2008, an issuer of a security held by the Company, which had an aggregate carrying value of $73.9 million as of March 31, 2008, ceased making current interest payments and declared bankruptcy. The Company will continue to evaluate this security for impairment in future periods.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on form 10-Q and our annual report on Form 10-K for the year ended December 31, 2007 (the "2007 Annual Report"). These historical financial statements may not be indicative of our future performance. We reclassified certain items in our consolidated financial statements of prior periods to conform to our current financial statements presentation. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Item 1a. "Risk Factors" in our 2007 Annual Report.

Introduction

        iStar Financial Inc. is a leading publicly-traded finance company focused on the commercial real estate industry. We primarily provide custom-tailored financing to high-end private and corporate owners of real estate, including senior and mezzanine real estate debt, senior and mezzanine corporate capital, corporate net lease financing and equity. Our company, which is taxed as a real estate investment trust ("REIT"), seeks to deliver strong dividends and superior risk-adjusted returns on equity to shareholders by providing innovative and value added financing solutions to our customers. Our two primary lines of business are lending and corporate tenant leasing.

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

        We generated $86.4 million of net income on over $422.4 million of revenue resulting in $0.55 of diluted earnings per common share and $0.87 of adjusted diluted earnings per common share.

        Our new commitments for the first quarter totaled just $101.2 million in four separate transactions and we funded $20.7 million of these commitments during the quarter. However, we also funded $921.4 million of pre-existing commitments during the quarter and received repayments of approximately $1.32 billion, for net asset growth of $184.1 million during the first quarter. We ended the quarter with $16.12 billion in total assets and $18.47 billion in assets under management (including participated assets).

        Our results of operations continue to be impacted by the credit crisis. It has also had a negative impact on the value of some of our investments. Based on increased risks in our loan portfolio, including those associated with the Fremont acquired loans, as well as the deterioration in economic and financial conditions, we had provisions for loan losses of $89.5 million this quarter, versus $5.0 million in the first quarter of 2007. Since the addition of the Fremont portfolio, we have had material increases in our watch list and non-performing loans. While the aggregate book value of our OREO, non-performing loans and watch list assets has decreased from the prior quarter, we do not believe this improvement represents the beginning of a trend and do not yet see a systematic improvement across our challenged assets.

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

The following table summarizes these key metrics:

	For the Three Months Ended March 31,
	2008	2007
Adjusted Diluted EPS	$0.87	$0.93
Net Finance Margin(1)(2)	4.1%	3.3%
Return on Average Common Book Equity	12.8%	13.2%
Adjusted Return on Average Common Book Equity	20.2%	19.2%

                Explanatory Notes:

    (1)
    For the three months ended March 31, 2008 and 2007, operating lease income used to calculate the net finance margin includes amounts from discontinued operations of $334 and $980, respectively. For the three months ended March 31, 2008 and 2007, operating costs—corporate tenant lease assets used to calculate the net finance margin includes amounts from discontinued operations of $(70) and $133, respectively.

    (2)
    Net finance margin for the three months ended March 31, 2008 includes the amortization of the Fremont loan purchase discount of $28.3 million. Excluding this amortization, the net finance margin would have been 3.4% for the three months ended March 31, 2008.

Results of Operations for the Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007

Revenue

	For the Three Months Ended March 31,
			% Change
	2008	2007
	(in thousands)
Interest income	$276,100	$180,860	53%
Operating lease income	86,439	75,942	14%
Other income	59,890	28,472	>100%

Total Revenue	$422,429	$285,274	48%

        The increase in total revenue in the first quarter of 2008 compared to the first quarter of 2007 was primarily due to additional interest income of $86.0 million resulting from the Fremont acquisition. Included in this interest on the acquired loans was $28.3 million of discount amortization related to the initial purchase discount that we recorded on the Fremont acquisition. Interest income also increased $9.3 million due to a $1.41 billion increase in the average outstanding balance of loans and other lending investments in our core portfolio, excluding the loans acquired from Fremont. This increase was partially offset by a decrease in interest income on the Company's variable-rate lending investments as a result of lower average one-month LIBOR rates of 3.3% in the first quarter of 2008, compared to 5.3% in the first quarter of 2007.

        Other income in the first quarter of 2008 includes a $44.2 million gain resulting from the redemption of a participation interest that was received as part of a prior lending investment. In the first quarter of 2007, that same investment generated other income of $19.0 million due to the participation feature. In addition, there was an increase in income from prepayment penalties of approximately $8.2 million in the first quarter of 2008 as compared to the first quarter of 2007. Operating lease income also contributed to the increase in total revenue primarily due to increased income from properties acquired in 2007 and in 2008.

Interest Expense

	For the Three Months Ended March 31,
			% Change
	2008	2007
	(in thousands)
Interest expense	$168,215	$128,527	31%

        During the first quarter of 2008, our average outstanding debt balance was $4.54 billion higher than it was during the same period in 2007. The increase in borrowings was primarily due to additional borrowings on both our unsecured and secured credit facilities as well as the remaining $1.3 billion outstanding on the interim financing facility that was used to finance the Fremont acquisition in July 2007. Higher borrowings were partially offset by lower average rates, which decreased to 5.25% during the first quarter of 2008 as compared to 5.86% during the same period in 2007.

Other Costs and Expenses

	For the Three Months Ended March 31,
			% Change
	2008	2007
	(in thousands)
Operating costs—corporate tenant lease assets	$5,363	$6,461	(17)%
Depreciation and amortization	25,931	19,921	30%
General and administrative	42,809	37,550	14%
Provision for loan losses	89,500	5,000	>100%
Other expense	3,800	—	0%

Total other costs and expenses	$167,403	$68,932	>100%

        Total other costs and expenses increased by $98.5 million primarily due to the increase in our provision for loan losses. The $84.5 million increase in our provision for loan losses was attributed to the addition of asset-specific reserves as well as negative trends in the overall economy, growth in our historical portfolio and our newly acquired loan portfolio, as further described in the "Risk Management" section. Also contributing to the increase in total other costs and expenses were increases in both depreciation and amortization and general administrative expenses. Depreciation and amortization increased $6.0 million primarily due to the acquisitions and improvements of new CTL assets. General and administrative increased $5.3 million primarily due to higher payroll related costs resulting from increased headcount as a result of the Fremont acquisition in July 2007.

Other Components of Net Income

        Losses from equity method investments—Losses from equity method investments were $2.6 million for the first quarter of 2008 as compared to $1.4 million for the same period in 2007. Increased losses were primarily attributable to weaker market performance that affected certain of our strategic investments during the first quarter of 2008.

        Income from discontinued operations—For the three months ended March 31, 2008 and 2007, operating income earned on CTL assets sold (prior to their sale) and assets held for sale of approximately $0.3 million and $5.7 million, respectively, is classified as discontinued operations.

        Gain from discontinued operations, net—We sold two CTL assets for net proceeds of $8.2 million during the three months ended March 31, 2008 and recognized gains of approximately $2.1 million. During the three months ended March 31, 2007, we sold two CTL assets for net proceeds of approximately $34.8 million and recognized a gain of approximately $1.4 million.

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

	For the Three Months Ended March 31,
	2008	2007
	(In thousands) (Unaudited)
Adjusted earnings:
Net income before preferred dividend requirement	$86,389	$94,096
Add: Joint venture income	4	30
Add: Depreciation, depletion and amortization	27,638	21,878
Add: Joint venture depreciation, depletion and amortization	8,625	10,837
Add: Amortization of deferred financing costs	8,350	6,444
Add: Hedge ineffectiveness, net	1,491	—
Less: Preferred dividend requirement	(10,580)	(10,580)
Less: Gain from discontinued operations	(2,056)	(1,415)

Adjusted diluted earnings allocable to common shareholders and HPU holders(1)	$119,861	$121,290

Weighted average diluted common shares outstanding	134,862	127,867

                Explanatory Notes:

    (1)
    HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program. For the three months ended March 31, 2008 and 2007 adjusted diluted earnings allocable to common shareholders and HPU holders includes $2,471 and $2,634 of adjusted earnings allocable to HPU holders, respectively.

        The decrease in adjusted earnings is driven primarily by the decrease in our net income as explained in the Results of Operations section above. Offsetting that decrease are increases in certain non-cash charges that are added back to net income to arrive at adjusted earnings. Specifically, depreciation, depletion and amortization increased $5.8 million from the first quarter of 2007 to the first quarter of 2008 as described above in Results of Operations.

Risk Management

        Loan Credit Statistics    The table below summarizes our non-performing loans and details the reserve for loan losses associated with our loans (in thousands):

	As of March 31, 2008	As of December 31, 2007
Non-performing loans
Carrying value	$796,919	$719,366
Participated portion	256,002	474,303

Gross Loan Value	$1,052,921	$1,193,669
As a percentage of total gross loan value	8.0%	8.7%
Watch list loans
Carrying value	$1,027,937	$1,240,228
Participated portion	172,128	375,179

Gross Loan Value	$1,200,065	$1,615,407
Reserve for loan losses	$252,884	$217,910
As a percentage of total gross loan value	1.9%	1.6%
As a percentage of non-performing loans(1)	24.0%	18.3%
Other real estate owned
Carrying value	$284,134	$128,558

                Explanatory Note:

    (1)
    Non-performing loans includes our carrying value and the Fremont CRE participation interest on the associated assets.

        Non-Performing Loans—All non-performing loans are placed on non-accrual status and income is recognized only upon actual cash receipt. We designate loans as non-performing at such time as: (1) management determines the borrower is incapable of, or has ceased efforts towards, curing the cause of an impairment; (2) the loan becomes 90 days delinquent; or (3) the loan has a maturity default. As of March 31, 2008, we had 30 non-performing loans with an aggregate carrying value of $796.9 million and an aggregate gross loan value of $1.05 billion, or 6.5% of total assets. Management believes there is adequate collateral and reserves to support the book values of the loans.

        Watch List Assets—We conduct a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." As of March 31, 2008, we had 30 assets on the credit watch list, excluding those assets included in non-performing loans above, with an aggregate carrying value of $1.03 billion and an aggregate gross loan value of $1.20 billion, or 9.2% of total gross loan value.

        Reserve For Loan Losses—During the three months ended March 31, 2008, we added $35.0 million to the reserve for loan losses, which was the result of $89.5 million of provisioning for loan losses reduced by $54.5 million of charge-offs. The reserve is generally increased through the provision for loan losses, which reduces income in the period recorded and reduced through actual charge-offs.

        The reserve for loan losses includes an asset-specific component and a formula-based component. As of March 31, 2008, we had $89.9 million of asset-specific reserves related to twelve non-performing loans. A reserve is established for a non-performing loan when the estimated fair value of the loan is lower than the carrying value of the loan. All of our non-performing loans were tested for impairment as of March 31, 2008.

        The formula-based general reserve was $163.0 million on March 31, 2008. During the three months ended March 31, 2008, we have increased reserves on our historical portfolio to reflect the continued deterioration in the overall credit markets and its impact on our portfolio. Reserves have also been provisioned for growth in the portfolio and for newly funded commitments in the recently acquired loan portfolio. Required balances for this reserve are derived from probabilities of principal loss and loss given default estimates assigned to the portfolio during the Company's quarterly internal risk rating assessment. Probabilities of principal loss and severity factors are based on industry and/or internal experience and may be adjusted for significant factors that, based on the Company's judgment, impact the collectibility of the loans as of the balance sheet date.

        Other Real Estate Owned—During the three months ended March 31, 2008, we acquired by foreclosure, or by deed-in-lieu of foreclosure, property valued at $155.1 million. The carrying value of the three loans that these properties collateralized at the time we took title was $191.6 million. The transfer of these assets from loans to OREO resulted in $36.5 million in charge-offs against the reserve for loan losses.

        Gross Loan Value—Gross Loan Value of a loan is computed by adding iStar's carrying value of the loan and the portion of the loan that is owned by Fremont through the loan participation agreement. It represents what the carrying value of the loan would have been if the loan participation had not occurred. Under the terms of the participation, Fremont will receive 70% of all loan principal payments, including principal that iStar has funded. Therefore, iStar is in the first loss position and we believe that presentation of the Gross Loan Value is more relevant than a presentation of our carrying value when discussing our risk of loss on the loans in the Fremont CRE Portfolio.

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

        Recently, liquidity in the capital markets has been constrained, increasing our cost of funds and limiting our access to the unsecured debt markets—our primary source of debt financing. Over the next several years, we have unfunded commitments related to our loans totaling $5.00 billion. We expect to fund approximately $2.19 billion of this amount throughout the remainder of 2008.

        During the quarter, we completed $353.3 million of secured financings. In addition, subsequent to quarter end, we completed the sale of our TimberStar Southwest venture, in which we received approximately $400 million of net proceeds and we entered into a $960 million secured financing, from which we received approximately $810 million in proceeds. We used proceeds from both transactions to repay the $1.29 billion balance outstanding on the interim facility we used to acquire Fremont and as a result our only remaining long-term debt obligation in 2008 is $50.3 million of senior notes maturing on August 15, 2008.

        We expect the proceeds from the financings we have completed so far this year, as well as amounts available under our unsecured and secured credit facilities, amounts we receive from repayments of our existing loan assets and proceeds we receive from certain asset sales, will be sufficient to meet our near-term liquidity needs. However, we will continue to assess the market and consider raising additional liquidity through the issuance of unsecured debt or equity, at a higher cost of funds than our secured financing alternatives, if necessary.

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

        The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of March 31, 2008. We have no other long-term liabilities that would constitute a contractual obligation.

	Principal And Interest Payments Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	6-10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations(1):
Unsecured notes	$6,632,022	$625,331	$1,850,000	$1,750,000	$2,406,691	$—
Convertible notes	800,000	—	—	800,000	—	—
Unsecured revolving credit facilities	2,822,387	—	—	2,822,387	—	—
Secured term loans	367,526	—	211,658	73,215	13,203	69,450
Secured revolving credit facilities	244,718	—	244,718	—	—	—
Trust preferred	100,000	—	—	—	—	100,000

Total	10,966,653	625,331	2,306,376	5,445,602	2,419,894	169,450
Interest Payable(2)	2,613,556	588,053	1,018,753	556,045	321,556	129,149
Operating Lease Obligations(3)	286,771	6,263	41,568	40,220	95,276	103,444

Total(4)	$13,866,980	$1,219,647	$3,366,697	$6,041,867	$2,836,726	$402,043

Explanatory Notes:

(1)
Assumes exercise of extensions to the extent such extensions are at our option.

(2)
All variable rate debt assumes a 30-day LIBOR rate of 2.70% (the 30-day LIBOR rate at March 31, 2008).

(3)
We also have a $1.0 million letter of credit outstanding as security for a corporate office lease.

(4)
We also have letters of credit outstanding totaling $13.9 million as additional collateral for two of our investments. See "Off-Balance Sheet Transactions" below, for a discussion of certain unfunded commitments related to our lending and CTL business.

        Our primary source of short-term funds is an aggregate of $3.42 billion of available credit under our two committed unsecured revolving credit facilities, which includes the amended $2.22 billion facility, maturing in June 2011, as well as a $1.20 billion facility, maturing in June 2012, entered into during the second quarter of 2007. As of March 31, 2008, there was approximately $582.7 million which was immediately available to draw under these facilities at our discretion. In addition, we have a $500.0 million secured revolving credit facility for which availability is based on percentage borrowing base calculations. There was $255.3 million undrawn under the secured credit facility as of March 31, 2008. During the three months ended March 31, 2008, we amended and restated our $500.0 million secured credit facility to allow us to extend the maturity from September 2008 to September 2009.

        Unencumbered Assets/Unsecured Debt—The following table shows the ratio of unencumbered assets to unsecured debt at March 31, 2008 and December 31, 2007 (in thousands):

	As of March 31, 2008	As of December 31, 2007
Total Unencumbered Assets	$15,028,153	$15,769,061
Total Unsecured Debt(1)	$11,644,219	$12,073,007
Unencumbered Assets/Unsecured Debt	129%	131%

    Explanatory Note:

    (1)
    See Note 8 to our Consolidated Financial Statements for a more detailed description of our unsecured debt.

        Capital Markets Activity—In March 2008, we repaid $570 million aggregate principal amount of both fixed and floating rate Senior Notes.

        Other Financing Activity—In March 2008, we entered into a $300 million senior secured term loan maturing in March 2009. Borrowings under this facility bear interest at a rate of LIBOR + 2.50% and are collateralized by investments included in our loans and other lending investments portfolio.

        Also during the three months ended March 31, 2008, we closed on a $53.3 million secured term note maturing in March 2011. This note is secured by four assets in our Corporate Tenant Lease portfolio and bears interest at LIBOR + 1.65%.

        As of March 31, 2008, future scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2008 (remaining nine months)	$50,331
2009	1,457,476
2010	1,105,556
2011	3,072,196
2012	2,634,184
Thereafter	2,646,909

Total principal maturities	10,966,652
Unamortized debt discounts/premiums, net	(92,501)
Fair value adjustment to hedged items (see Note 10)	48,729

Total long-term debt obligations	$10,922,880

          Explanatory Note:

    (1)
    Assumes exercise of extensions to the extent such extensions are at our option

        Hedging Activities—We have variable-rate lending assets and variable-rate debt obligations. These assets and liabilities create a natural hedge against changes in variable interest rates. This means that as interest rates increase, we earn more on our variable-rate lending assets and pay more on our variable-rate debt obligations and, conversely, as interest rates decrease, we earn less on our variable-rate lending assets and pay less on our variable-rate debt obligations. When the amount of our variable-rate debt obligations exceeds the amount of our variable-rate lending assets, we use derivative instruments to limit the impact of changing interest rates on our net income. We have a policy in place, that is administered by the Audit Committee, which requires us to enter into hedging transactions to mitigate the impact of rising interest rates on our earnings. The policy states that a 100 basis point increase in short-term rates, excluding the impact of interest rate floors and ceilings in certain loan assets, cannot have a greater than 2.5% impact on quarterly earnings. We do not use derivative instruments for speculative purposes. The derivative instruments we use are typically in the form of interest rate swaps and interest rate caps. Interest rate swaps effectively can either convert variable-rate debt obligations to fixed-rate debt obligations or convert fixed-rate debt obligations into variable-rate debt obligations. Interest rate caps effectively limit the maximum interest rate payable on variable-rate debt obligations. In addition, we also use derivative instruments to manage our exposure to foreign exchange rate movements.

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

        At March 31, 2008, derivatives with a fair value of $47.6 million were included in other assets and derivatives with a fair value of $19.1 million were included in other liabilities.

        Off-Balance Sheet Transactions—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity. As of March 31, 2008, we had a 46.7% interest in one joint venture accounted for under the equity method that had third-party debt. The TimberStar Southwest joint venture had $1.60 billion of debt outstanding as of March 31, 2008 that has no recourse to us (see Note 6 of the Consolidated Financial Statements).

        We have certain discretionary and non-discretionary unfunded commitments related to our loans, CTLs and other lending investments that we may be required to, or choose to, fund in the future. Discretionary commitments are those under which we have sole discretion with respect to future funding. Non-discretionary commitments are those that we are generally obligated to fund at the request of the borrower or upon the occurrence of events outside of our direct control. As of March 31, 2008, we had 232 loans with unfunded commitments totaling $4.68 billion, of which $3.86 billion was non-discretionary. In addition, we had $49.8 million of non-discretionary unfunded commitments related to six CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon completion of the improvements or construction, we would receive additional operating lease income from the customers. In addition, we have $12.2 million of non-discretionary unfunded commitments related to 14 existing customers in the form of tenant improvements which were negotiated between the Company and the customers at the commencement of the leases. Further, we had 11 strategic investments with unfunded non-discretionary commitments of $257.4 million.

        Ratings Triggers—The two commited unsecured revolving credit facilities aggregating $3.42 billion that we had in place at March 31, 2008, bear interest at LIBOR + 0.525% per annum based on our senior unsecured credit ratings of BBB from S&P, Baa2 from Moody's and BBB from Fitch Ratings. Our ability to borrow under our unsecured revolving credit facilities is not dependent on our credit ratings.

        Based on our current senior unsecured debt ratings by S&P, Moody's and Fitch, the financial covenants in most series of our publicly held debt securities, including limitations on incurrence of indebtedness and maintenance of unencumbered assets compared to unsecured indebtedness, are not operative. If we were to be downgraded from our current ratings by two of these three rating agencies, these financial covenants would become operative again. However, as of March 31, 2008, we would be in full compliance with these covenants if they were operative.

        Except as described above, there are no other ratings triggers in any of our debt instruments or other operating or financial agreements at March 31, 2008.

        Transactions with Related Parties—We have substantial investments in minority interests of Oak Hill Advisors, L.P., Oak Hill Credit Alpha MGP, OHSF GP Partners II, LLC, Oak Hill Credit Opportunities

MGP, LLC, OHSF GP Partners (Investors), LLC, OHA Finance MGP, LLC, OHA Capital Solutions MGP, LLC and OHA Strategic Credit Fund. (see Note 6 to the Consolidated Financial Statements for more detail). In relation to our investment in these entities, we appointed to our Board of Directors a member that holds a substantial investment in these same eight entities. As of March 31, 2008, the carrying value in these ventures was $183.5 million. We have also invested in eight funds managed by Oak Hill Advisors, L.P., which have a carrying value of $9.4 million as of March 31, 2008.

        DRIP/Stock Purchase Plans—During the three months ended March 31, 2008 and 2007, we issued a total of approximately 25,100 shares and 7,400 shares of common stock, respectively, through the dividend reinvestment and direct stock purchase plans. Net proceeds during the three months ended March 31, 2008 and 2007 were approximately $0.5 million and $0.4 million, respectively. There are approximately 2.1 million shares available for issuance under the plan as of March 31, 2008

        Stock Repurchase Program—During the three months ended March 31, 2008, the Company repurchased 100,00 shares of its outstanding common stock for a cost of approximately $1.5 million at an average cost per share of $15.39. There were no shares repurchased during the three months ended March 31, 2007. As of March 31, 2008, there were approximately 1.6 million shares available to purchase under our 5.0 million share repurchase program.

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

        A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2007 in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our policies during 2008 except for the adoption of SFAS No. 157, as noted below. Management has reviewed and evaluated these critical accounting estimates and believes they are appropriate.

        Fair Value of Assets and Liabilities—On January 1, 2008, we adopted SFAS No. 157 which defines fair value as the price that would be received to sell the financial asset or paid to transfer the financial liability in an orderly transaction between market participants at the measurement date.

        The degree of management judgment involved in determining the fair value of assets and liabilities is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, we would use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement.

        See Note 15 to the Consolidated Financial Statements for a complete discussion on our use of fair valuation of financial assets and financial liabilities and the related measurement techniques.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        There have been no material changes in Quantitative and Qualitative Disclosures About Market Risk for the first quarter of 2008 as compared to the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2007. See discussion of quantitative and qualitative disclosures about market risk under "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk" included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the disclosure committee and other members of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

(This page has been left blank intentionally.)

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Arnold v. iStar Financial Inc., et al.

        On April 16, 2008, Lee Arnold, filed a Verified Shareholder Derivative Complaint in the United States District Court for the Southern District of New York against the Company, as nominal defendant, and current and former members of the Board of Directors and several current executive officers alleging breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the Securities Exchange Act of 1934, as amended, resulting from an alleged failure to disclose the impact of the Company's acquisition of the commercial real estate business and portfolio of Fremont Investment and Loan. Plaintiff alleges that this conduct has caused substantial monetary losses to the Company and seeks restitution. The Company and the individual defendants believe these claims have no merit and intend to defend themselves vigorously against the action.

Securities Class Action Litigations

        Two purported class action lawsuits are pending in the United States District Court for the Southern District of New York making substantially similar claims. On April 14, 2008, Citiline Holdings, Inc. filed suit on behalf of purchasers of common stock in our December 13, 2007 public offering. The complaint names the Company and certain of its current executive officers as defendants. The complaint alleges violations of the Securities Act of 1933, as amended, in connection with the December 2007 public offering. The plaintiff seeks compensatory damages plus interest and attorneys fees and rescission of the public offering.

        On April 24, 2008, Dennis Christenson filed suit on behalf of purchasers of our common stock on our December 13, 2007 public offering. The complaint names the Company and certain of its current executive officers as defendants. The complaint alleges violations of the Securities Act of 1933, as amended, in connection with the December 2007 public offering. The plaintiff seeks compensatory damages plus interest and attorneys fees and rescission of the public offering.

        The Company and the individual defendants believe these suits have no merit and intend to defend themselves vigorously against the actions.

ITEM 1A.    RISK FACTORS

        No changes from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended March 31, 2008:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs(1)
March 1, 2008–March 31, 2008	100,000	$15.39	100,000	1,586,900

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS

a.     Exhibits

  10.1 Form of restricted stock unit award agreement.

  31.0 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.

  32.0 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

54

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSTAR FINANCIAL INC. Registrant
Date May 9, 2008	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (Principal executive officer)
Date: May 9, 2008	/s/ CATHERINE D. RICE Catherine D. Rice Chief Financial Officer (Principal financial and accounting officer)

QuickLinks

iStar Financial Inc. Index to Form 10-Q
PART 1. CONSOLIDATED FINANCIAL INFORMATION
  Item I. Financial Statements
iStar Financial Inc. Consolidated Balance Sheets (In thousands, except per share data) (unaudited)
iStar Financial Inc. Consolidated Statements of Operations (In thousands, except per share data) (unaudited)
iStar Financial Inc. Consolidated Statements of Cash Flows (In thousands) (unaudited)
iStar Financial Inc. Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES