Form 10-Q
period 2008-06-30
ISTAR FINANCIAL INC
filed 2008-08-08
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

        As of July 31, 2008 there were 133,768,348 shares of common stock, $0.001/par value per share of iStar Financial Inc., ("Common Stock") outstanding.

 iStar Financial Inc.
Index to Form 10-Q

PART 1. CONSOLIDATED FINANCIAL INFORMATION

Item I.    Financial Statements

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	As of June 30, 2008	As of December 31, 2007
ASSETS
Loans and other lending investments, net	$10,823,099	$10,949,354
Corporate tenant lease assets, net	3,120,804	3,309,866
Other investments	688,065	856,609
Other real estate owned	269,145	128,558
Assets held for sale	74,910	74,335
Cash and cash equivalents	234,546	104,507
Restricted cash	49,897	32,977
Accrued interest and operating lease income receivable	97,647	121,405
Deferred operating lease income receivable	110,803	102,135
Deferred expenses and other assets	146,038	125,274
Goodwill	4,186	43,278

Total assets	$15,619,140	$15,848,298

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$409,494	$495,311
Debt obligations	12,240,439	12,399,558

Total liabilities	12,649,933	12,894,869

Commitments and contingencies	—	—
Minority interest in consolidated entities	71,834	53,948
Shareholders' equity:
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	4	4
Series E Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,600 shares issued and outstanding at June 30, 2008 and December 31, 2007	6	6
Series F Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	4	4
Series G Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 3,200 shares issued and outstanding at June 30, 2008 and December 31, 2007	3	3
Series I Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	5	5
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 137,073 issued and 134,327 outstanding at June 30, 2008 and 136,340 issued and 133,929 outstanding at December 31, 2007	136	135
Options	—	1,392
Additional paid-in capital	3,718,684	3,700,086
Retained earnings (deficit)	(776,717)	(752,440)
Accumulated other comprehensive income (losses) (see Note 13)	7,876	(2,295)
Treasury stock (at cost)	(62,428)	(57,219)

Total shareholders' equity	2,897,373	2,899,481

Total liabilities and shareholders' equity	$15,619,140	$15,848,298

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Interest income	$235,354	$192,165	$511,453	$373,025
Operating lease income	80,955	76,449	162,782	147,860
Other income	7,760	37,953	65,785	65,568

Total revenue	324,069	306,567	740,020	586,453

Costs and expenses:
Interest expense	162,876	139,174	331,091	267,701
Operating costs—corporate tenant lease assets	5,040	7,061	10,393	13,516
Depreciation and amortization	24,886	21,481	49,566	40,233
General and administrative	44,004	39,403	86,780	76,931
Provision for loan losses	276,660	5,000	366,160	10,000
Impairment of goodwill	39,092	—	39,092	—
Impairment of other assets	57,692	—	57,692	—
Other expense	1,704	—	5,504	—

Total costs and expenses	611,954	212,119	946,278	408,381

Income (loss) before earnings from equity method investments, minority interest and other items	(287,885)	94,448	(206,258)	178,072
Gain on sale of joint venture interest, net of minority interest	261,659	—	261,659	—
Earnings (loss) from equity method investments	6,070	(102)	3,473	(1,453)
Minority interest in consolidated entities	771	15	567	579

Income (loss) from continuing operations	(19,385)	94,361	59,441	177,198
Income from discontinued operations	3,689	9,339	9,197	19,185
Gain from discontinued operations, net of minority interest	46,787	5,362	48,843	6,778

Net income	31,091	109,062	117,481	203,161
Preferred dividend requirements	(10,580)	(10,580)	(21,160)	(21,160)

Net income allocable to common shareholders and HPU holders(1)	$20,511	$98,482	$96,321	$182,001

Per common share data(2):
Income from continuing operations per common share:
Basic	$(0.22)	$0.65	$0.27	$1.20
Diluted	$(0.22)	$0.64	$0.28	$1.19
Net income per common share:
Basic	$0.15	$0.76	$0.70	$1.40
Diluted	$0.15	$0.75	$0.70	$1.39
Weighted average number of common shares—basic	134,399	126,753	134,330	126,723
Weighted average number of common shares—diluted	134,867	127,963	134,874	127,915
Per HPU share data(2):
Income from continuing operations per HPU share:
Basic	$(41.33)	$122.33	$52.86	$227.93
Diluted	$(41.14)	$121.27	$52.53	$225.94
Net income per HPU share:
Basic	$28.27	$143.80	$132.93	$265.80
Diluted	$28.20	$142.53	$132.33	$263.47
Weighted average number of HPU shares—basic	15	15	15	15
Weighted average number of HPU shares—diluted	15	15	15	15

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program (see Note 12).

(2)
See Note 13—Earnings Per Share for additional information.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
(unaudited)

	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series I Preferred Stock	HPU's	Common Stock at Par	Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (losses)	Treasury Stock	Total

Balance at December 31, 2007	$4	$6	$4	$3	$5	$9,800	$135	$1,392	$3,700,086	$(752,440)	$(2,295)	$(57,219)	$2,899,481
Exercise of options	—	—	—	—	—	—	—	(1,392)	7,260	—	—	—	5,868
Dividends declared—preferred	—	—	—	—	—	—	—	—	—	(21,160)	—	—	(21,160)
Dividends declared—common	—	—	—	—	—	—	—	—	—	(118,146)	—	—	(118,146)
Dividends declared—HPU	—	—	—	—	—	—	—	—	—	(2,452)	—	—	(2,452)
Repurchase of stock	—	—	—	—	—	—	—	—	—	—	—	(5,209)	(5,209)
Issuance of stock—vested restricted stock units	—	—	—	—	—	—	1	—	10,251	—	—	—	10,252
Issuance of stock—DRIP/stock purchase plan	—	—	—	—	—	—	—	—	1,087	—	—	—	1,087
Net income for the period	—	—	—	—	—	—	—	—	—	117,481	—	—	117,481
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	—	10,171	—	10,171

Balance at June 30, 2008	$4	$6	$4	$3	$5	$9,800	$136	$—	$3,718,684	$(776,717)	$7,876	$(62,428)	$2,897,373

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$117,481	$203,161
Adjustments to reconcile net income to cash flows from operating activities:
Minority interest in consolidated entities	(567)	(579)
Non-cash expense for stock-based compensation	12,602	8,521
Impairment of goodwill	39,092	—
Impairment of other assets	57,692	—
Shares withheld for employee taxes on stock based compensation arrangements	(2,845)	(3,005)
Depreciation, depletion and amortization	54,510	45,395
Amortization of deferred financing costs	17,977	12,433
Amortization of discounts/premiums, deferred interest and costs on lending investments	(112,376)	(47,166)
Discounts, loan fees and deferred interest received	17,199	26,626
Equity in earnings of unconsolidated entities	(3,473)	(3,329)
Distributions from operations of unconsolidated entities	32,133	23,512
Deferred operating lease income receivable	(8,790)	(11,327)
Gain from discontinued operations, net of minority interest	(48,843)	(6,778)
Gain on sale of joint venture interest, net of minority interest	(261,659)	—
Gain on early extinguishment of debt	(1,595)	—
Provision for loan losses	366,160	10,000
Provision for deferred taxes	2,486	1,104
Other non-cash adjustments	(539)	(2,562)
Note receivable from investment redemption	(44,228)	—
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	26,032	(24,868)
Changes in deferred expenses and other assets	(17,078)	7,441
Changes in accounts payable, accrued expenses and other liabilities	(25,090)	16,431

Cash flows from operating activities	216,281	255,010

Cash flows from investing activities:
New investment originations	(13,559)	(1,869,249)
Purchase of securities	—	(3,435)
Add-on fundings under existing loan commitments	(1,912,899)	(765,295)
Net proceeds from sales discontinued operations	406,151	64,676
Net proceeds from sales of other real estate owned	86,176	—
Net proceeds from sales of joint venture interest	416,970	—
Repayments of and principal collections on loans	1,440,579	1,085,447
Proceeds from maturities or sales of securities	9,022	305,390
Contributions to unconsolidated entities	(23,421)	(53,483)
Distributions from unconsolidated entities	6,390	14,451
Capital improvements for build-to-suit facilities	(60,307)	(28,650)
Capital expenditures and improvements on corporate tenant lease assets	(14,871)	(17,780)
Other investing activities, net	(12,809)	(5,054)

Cash flows from investing activities	327,422	(1,272,982)

Cash flows from financing activities:
Borrowings under revolving credit facilities	8,700,315	13,963,580
Repayments under revolving credit facilities	(8,980,245)	(13,599,023)
Repayments under interim financing facility	(1,289,811)	—
Borrowings under secured term loans	1,307,776	8,218
Repayments under secured term loans	(74,698)	(71,700)
Borrowings under unsecured notes	740,506	1,034,973
Repayments under unsecured notes	(591,968)	(200,000)
Contributions from minority interest partners	107	1,429
Distributions to minority interest partners	(3,257)	(3,123)
Changes in restricted cash held in connection with debt obligations	(19,640)	(9,069)
Payments for deferred financing costs/proceeds from hedge settlements, net	(27,904)	624
Common dividends paid	(151,921)	(105,085)
Preferred dividends paid	(21,160)	(21,160)
HPU dividends paid	(3,156)	(2,325)
HPUs issued/(redeemed)	(11)	(11)
Purchase of treasury stock	(5,209)	—
Proceeds from exercise of options and issuance of DRIP/Stock purchase shares	6,612	2,712

Cash flows from financing activities	(413,664)	1,000,040

Changes in cash and cash equivalents	130,039	(17,932)
Cash and cash equivalents at beginning of period	104,507	105,951

Cash and cash equivalents at end of period	$234,546	$88,019

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

        The Consolidated Financial Statements include the accounts of the Company, its qualified REIT subsidiaries, its majority-owned and controlled partnerships and other entities that are consolidated under the provisions of FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities," an interpretation of ARB 51 ("FIN 46R") (see Note 3). Certain investments in joint ventures or other entities which the Company does not control are accounted for under the equity method or the cost method (see Note 3 and Note 6 for further detail). All significant intercompany balances and transactions have been eliminated in consolidation.

        In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's consolidated financial position at June 30, 2008 and December 31, 2007, the results of its operations for the three and six months ended June 30, 2008 and 2007, its changes in shareholders' equity for the six months ended June 30, 2008 and its cash flows for the six months ended June 30, 2008 and 2007. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

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

Note 3—Summary of Significant Accounting Policies

         Loans and other lending investments, net—As described in Note 4, "Loans and Other Lending Investments" includes the following investments: senior mortgages, subordinate mortgages, corporate/partnership loans and other lending investments-securities. Management considers nearly all of its loans and other lending investments to be held-for-investment or held-to-maturity, although a small number of investments may be classified as held-for-sale or available-for-sale. Items classified as held-for-investment or held-to-maturity are reported at their outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized deferred loan costs or fees. These items also include accrued and paid-in-kind interest and accrued exit fees that the Company determines are probable of being collected. Items classified as available-for-sale are reported at fair value with unrealized gains and

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

losses included in "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included on the Company's Consolidated Statements of Operations.

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

        The capitalized above-market (or below-market) lease value is amortized as a reduction of (or, increase to) operating lease income over the remaining non-cancelable term of each lease plus any renewal periods with fixed rental terms that are considered to be below-market. The Company generally engages in sale/leaseback transactions and typically executes leases with the occupant simultaneously with the purchase of the CTL asset at market-rate rents. Because of this, no above-market or below-market lease value is ascribed to these transactions. The value of customer relationship intangibles are amortized to expense over the initial and renewal terms of the leases, but no amortization period for intangible assets will exceed the remaining depreciable life of the building. In the event that a customer terminates its lease, the unamortized portion of each intangible asset, including market rate adjustments, lease origination costs, in-place lease values and customer relationship values, would be charged to expense.

         Other real estate owned—Other real estate owned ("OREO") consists of properties acquired by foreclosure or by deed-in-lieu of foreclosure in partial or total satisfaction of non-performing loans. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value less estimated costs to sell at the date of transfer. The excess of the carrying value of the loan over the fair value of the property less estimated costs to sell is charged-off to the reserve for loan losses. Any decline in the estimated fair value of OREO that occurs after the initial transfer from the loan portfolio and any costs of holding the property are recorded in "Other expense" in the Company's Consolidated Statements of Operations. Significant property improvements may be capitalized to the extent that the carrying value does not exceed the estimated fair value less costs to sell. The gain or loss on final disposition of an OREO is recorded in "Other expense" on the Company's Consolidated Statements of Operations, and is considered income/loss from continuing operations because it represents the final stage of the Company's loan collection process.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

         Equity investments—Purchased equity interests that are not publicly traded and/or do not have a readily determinable fair value are accounted for pursuant to the equity method of accounting if our ownership position is large enough to significantly influence the operating and financial policies of an investee. This is generally presumed to exist when we own between 20% and 50% of a corporation, or when we own greater than 5% of a limited partnership or limited liability company. Our share of earnings and losses in equity method investees is included in "Earnings (loss) from equity method investments" on the Consolidated Statements of Operations. If our ownership position is too small to provide such influence, the cost method is used to account for the equity interest.

        For investments accounted for using the cost or equity method of accounting, management evaluates information such as budgets, business plans, and financial statements of the investee in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline in value include, but are not limited to, recurring operating losses and credit defaults. For any of our investments in which the estimated fair value is less than its carrying value, we consider whether the impairment of that investment is other-than-temporary and record impairment charges as necessary.

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

        Timber carrying costs, such as real estate taxes, insect and wildlife control and timberland management fees, are expensed as incurred. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales. Timber and timberlands are included in "Other investments" on the Company's Consolidated Balance Sheets (see Note 6 for further detail).

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

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

        During 2007, the Company closed on a €100 million commitment in Moor Park Real Estate Partners II, L.P. Incorporated ("Moor Park"). Moor Park is a third-party managed fund that was created to make investments in European real estate as a 33% investor along-side a sister fund. The Company determined that Moor Park is a VIE and that the Company is the primary beneficiary. As such, the Company consolidates this entity for financial statement purposes. As of June 30, 2008, Moor Park had $50.2 million of total assets, $2.3 million in debt and $1.4 million of minority interest. The investments held by this entity are presented in "Other investments" on the Company's Consolidated Balance Sheets as of June 30, 2008.

        During 2006, the Company made an investment in TN NRDC, LLC ("TN"). TN was created to invest in a strategic real estate related opportunity in Canada. The Company determined that TN is a VIE and that the Company is the primary beneficiary. As such, the Company consolidates TN for financial statement purposes. As of June 30, 2008, TN had $101.6 million of total assets, no debt and $4.2 million of minority interest. The cost method investment held by this entity is presented in "Other investments" on the Company's Consolidated Balance Sheets.

        During 2006, the Company made an investment in Madison Deutsche Andau Holdings, LP ("Madison DA"). Madison DA was created to invest in mortgage loans secured by real estate in Europe. The Company determined that Madison DA is a VIE and that the Company is the primary beneficiary. As such, the Company consolidates Madison DA for financial statement purposes. As of June 30, 2008, Madison DA had $72.8 million of total assets, no debt and $11.1 million of minority interest. The investments held by this entity are presented in "Loans and other lending investments" on the Company's Consolidated Balance Sheets.

         Identified intangible assets and goodwill—Upon the acquisition of a business, the Company records intangible assets acquired at their estimated fair values separate and apart from goodwill. The Company determines whether such intangible assets have finite or indefinite lives. As of June 30, 2008, all such intangible assets acquired by the Company have finite lives. The Company amortizes finite lived intangible assets based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company recognizes impairment loss on finite lived intangible assets if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

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

        Due to an overall deterioration in market conditions within the commercial real estate lending environment as evidenced by increased provisions for loan losses recorded during the quarter and a decrease in expected originations, the Company determined that it was necessary to evaluate goodwill for impairment as of June 30, 2008. The Company estimated the fair value of its reporting unit using a market-

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

based valuation. The fair value of the assets and liabilities were then allocated to the reporting unit based on an analysis of discounted cash flows. As a result of this analysis, the Company recorded a non-cash impairment charge of $39.1 million during the three months ended June 30, 2008 to reduce the carrying value of goodwill within the real estate lending reporting unit to zero. As of June 30, 2008, the remaining $4.2 million of goodwill relates to our corporate tenant leasing reporting unit.

        In addition, the Company recorded a non-cash charge of $12.5 million to reduce the carrying value of certain intangible assets, related to the Fremont CRE acquisition, based on their revised fair values. This charge was recorded to "Impairment of other assets" on the Company's Consolidated Statements of Operations.

        As of June 30, 2008, the Company had $75.8 million of unamortized finite lived intangible assets, of which $63.0 million related to the acquisitions of new CTL facilities. As of December 31, 2007, the Company had $98.6 million of unamortized finite live intangibles. The total amortization expense for these intangible assets was $3.8 million and $2.6 million for the three months ended June 30, 2008 and 2007, respectively, and $7.6 million and $3.9 million for the six months ended June 30, 2008 and 2007, respectively.

         Revenue recognition—The Company's revenue recognition policies are as follows:

         Loans and other lending investments:    Interest income on loans and other lending investments is recognized on an accrual basis using the interest method.

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

        The Company considers a loan to be non-performing and places loans on non-accrual status at such time as: (1) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of an impairment; (2) the loan becomes 90 days delinquent; or (3) the loan has a maturity default. While on non-accrual status, loans are either accounted for on a cash basis, in which interest income is recognized only upon actual receipt, or on a cost-recovery basis, in which all receipts reduce loan carrying value, based on the Company's judgment as to collectability of principal.

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

         Reserve for loan losses—The reserve for loan losses is a valuation allowance that reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve for loan losses includes a formula-based component and an asset-specific component. The reserve is increased through the "Provision for loan losses" on the Company's Consolidated Statements of Operations and is decreased by charge-offs when losses are confirmed through the receipt of assets such as cash in a pre-foreclosure sale or via ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased.

        The formula-based reserve component covers performing loans and provisions for loan losses are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated in accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS 5"). Required reserve balances for the performing loan portfolio are derived from probabilities of principal loss and loss given default estimates assigned to the portfolio during the Company's quarterly internal risk rating assessment. Probabilities of principal loss and severity factors are based on industry and/or internal experience and may be adjusted for significant factors that, based on the Company's judgment, impact the collectability of the loans as of the balance sheet date.

        The asset-specific component relates to reserves for losses on loans considered impaired and measured pursuant to Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairments of a Loan (an amendment of FASB Statement No. 5 and 15)," ("SFAS 114"). In accordance with SFAS 114, the Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A reserve is established when the present value of payments expected to be received, observable market prices, or the estimated fair value of the collateral (for loans that are solely dependent on the collateral for repayment) of an impaired loan is lower than the carrying value of that loan. Each of our non-performing loans, or NPLs, are considered impaired and are evaluated individually to determine required asset-specific reserves.

         Allowance for doubtful accounts—The Company has established policies that require a reserve on the Company's accrued operating lease income receivable balances and on the deferred operating lease income receivable balances. The reserve covers asset specific problems (e.g., tenant bankruptcy) as they arise, as well as a portfolio reserve based on management's evaluation of the credit risks associated with these receivables.

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

        Derivatives, such as foreign currency hedges and interest rate caps, that are not designated as fair value or cash flow hedges are considered economic hedges, with changes in fair value reported in current earnings in "Other income" or "Other expense" on the Company's Consolidated Statements of Operations. The Company does not enter into derivatives for trading purposes.

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

         Disposal of long-lived assets—The results of operations from CTL assets and our timber asset group that were sold or held for sale in the current and prior periods are classified as "Income from discontinued operations" on the Company's Consolidated Statements of Operations even though such income was actually recognized by the Company prior to the asset sale. Gains from the sale of CTL assets and our timber asset group are classified as "Gain from discontinued operations, net of minority interest" on the Company's Consolidated Statements of Operations.

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

        The Company can participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, as long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries ("TRSs"), is engaged in various real estate related opportunities, including but not limited to: (1) managing corporate credit-oriented investment strategies; (2) certain activities related to the purchase and sale of timber and timberlands; and (3) servicing certain loan portfolios. The Company will consider other investments through TRS entities if suitable opportunities arise. The Company's TRS entities are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in TRS entities and are included in "General and administrative" on the Company's Consolidated Statements of Operations. The Company also recognizes interest expense and penalties related to uncertain tax positions, if any, as income tax expense, included in "General and administrative" on the Company's Consolidated Statements Operations. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of our temporary differences and carryforwards are recorded as deferred tax assets and deferred tax liabilities, included in "Deferred expenses and other assets" and "Accounts payable, accrued expenses and other liabilities", respectively, on the Company's Consolidated Balance Sheets. Such amounts are not material to the Company's Consolidated Financial Statements. Accordingly, except for the Company's taxable REIT subsidiaries, no current or deferred federal taxes are provided for in the Consolidated Financial Statements.

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

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

        As of June 30, 2008, the conditions for conversion related to the Company's $800 million convertible senior floating rate notes due 2012 ("Convertible Notes") have not been met. If the conditions for conversion are met, the Company may choose to pay in cash and/or Common Stock; however, if this occurs, the Company has the intent and ability to settle this debt in cash. Accordingly, there was no impact on the Company's diluted earnings per share for any of the periods presented (see FSP APB 14-1 below for further discussion).

New accounting standards

        In June 2008, the FASB issued FASB Staff Position ("FSP") FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, "Earnings per Share." Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The Company will adopt this interpretation on January 1, 2009, as required, and management is still evaluating the impact on the Company's Consolidated Financial Statements.

        In May 2008, the FASB issued FSP APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)". This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company will adopt this interpretation on January 1, 2009, as required, and management is still evaluating the impact on the Company's Consolidated Financial Statements.

        In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 removes the requirement of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company will adopt this interpretation on January 1, 2009,

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

as required, and management is still evaluating the impact on the Company's Consolidated Financial Statements.

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

        In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FSP 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 provides a one-year deferral of the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company, as it applies to its financial instruments, effective January 1, 2008. The adoption of SFAS No. 157 as it relates to financial instruments did not have a significant impact on the Company's Consolidated Financial Statements. See Note 15—Fair Value of Financial Instruments for additional details. The Company will adopt the provisions of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities effective January 1, 2009, and management is still evaluating the impact on the Company's Consolidated Financial Statements.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments

        The following is a summary description of the Company's loans and other lending investments ($ in thousands)(1):

				Carrying Value as of
Type of Investment	Underlying Property Type	# of Borrowers In Class	Principal Balances Outstanding	June 30, 2008	December 31, 2007	Effective Maturity Dates	Contractual Interest Payment Rates(2)	Contractual Interest Accrual Rates(2)
Senior Mortgages(3)(4)(6)	Office/Residential/Retail/ Industrial, R&D/Mixed Use/ Hotel/Land/Entertainment, Leisure/Other	317	$8,928,208	$8,813,389	$8,356,716	2008 to 2026	Fixed: 5.6% to 20% Variable: LIBOR + 1.75% to LIBOR + 8.5%	Fixed: 5.6% to 20% Variable: LIBOR + 1.75% to LIBOR + 8.5%
Subordinate Mortgages(3)(4)(5)(6)	Office/Residential/Retail/ Mixed Use/Hotel/Land/ Entertainment, Leisure/Other	23	585,995	582,339	649,794	2008 to 2018	Fixed: 5% to 10.5% Variable: LIBOR + 2.85% to LIBOR +8.3%	Fixed: 7.32% to 25% Variable: LIBOR + 2.85% to LIBOR + 10%
Corporate/Partnership Loans(3)(4)(5)(6)	Office/Residential/Retail/ Industrial, R&D/Mixed Use/ Hotel/Land/Other	44	1,500,852	1,484,158	1,712,941	2008 to 2046	Fixed: 4.5% to 17.5% Variable: LIBOR + 2% to LIBOR + 7.84%	Fixed: 8.5% to 17.5% Variable: LIBOR + 2% to LIBOR + 14%

Total Loans				10,879,886	10,719,451
Reserve for Loan Losses				(460,134)	(217,910)

Total Loans, net				10,419,752	10,501,541
Other Lending Investments—Securities(3)(7)	Retail/Industrial, R&D/ Entertainment, Leisure/Other	8	436,337	403,347	447,813	2012 to 2023	Fixed: 6% to 9.25% Variable: LIBOR + 5.63%	Fixed: 6% to 9.25% Variable: LIBOR + 5.63%

Total Loans and Other Lending Investments, net				$10,823,099	$10,949,354

Explanatory Notes:

(1)
Details (other than carrying values) are for loans outstanding as of June 30, 2008.

(2)
Substantially all variable-rate loans are based on either 30-day LIBOR and reprice monthly or six-month LIBOR and reprice semi-annually. The 30-day LIBOR and six-month LIBOR on June 30, 2008 was 2.46% and 3.11%, respectively. As of June 30, 2008, 10 loans with a combined carrying value of $421.9 million have a stated accrual rate that exceeds the stated pay rate.

(3)
Certain loans require fixed payments of principal resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity.

(4)
As of June 30, 2008, 39 loans with a combined carrying value of $1.07 billion are on non-accrual status. As of December 31, 2007, 31 loans with a combined carrying value of $719.4 million were on non-accrual status.

(5)
As of June 30, 2008, five loans with a combined carrying value of $136.1 million have stated accrual rates of up to 25%, however, no interest is due until their scheduled maturities ranging from 2008 to 2017. One Corporate/Partnership loan, with a carrying value of $60.7 million, has a stated accrual rate of 12.4% and no interest is due until its scheduled maturity in 2046.

(6)
As of June 30, 2008, includes foreign denominated loans with combined carrying values of approximately £169.0 million, €119.2 million, CAD 53.0 million and SEK 103.6 million. Amounts in table have been converted to U.S. dollars based on exchange rates in effect at June 30, 2008.

(7)
As of June 30, 2008, securities with a combined carrying value of $133.6 million are on non-accrual status. As of December 31, 2007, no securities were on non-accrual status.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments (Continued)

        During the six months ended June 30, 2008 and 2007, respectively, the Company originated or acquired an aggregate of approximately $11.6 million and $1.65 billion in loans and other lending investments, funded $1.91 billion and $765.3 million under existing loan commitments, and received principal repayments of $2.58 billion and $1.39 billion.

        As of June 30, 2008, the Company had 215 loans with unfunded commitments totaling $3.64 billion, of which $522.6 million was discretionary and $3.12 billion was non-discretionary.

        As of June 30, 2008, $703.2 million of loans and other lending investments were pledged as collateral on two of our secured term loans (see Note 8 for further detail).

         Reserve for loan losses—Changes in the Company's reserve for loan losses were as follows (in thousands):

Reserve for loan losses, December 31, 2006	$52,201
Provision for loan losses	185,000
Charge-offs	(19,291)

Reserve for loan losses, December 31, 2007	217,910
Provision for loan losses	366,160
Charge-offs	(123,936)

Reserve for loan losses, June 30, 2008	$460,134

        As of June 30, 2008, the Company identified loans with a carrying value of $1.12 billion and a gross loan value of $1.38 billion that were impaired in accordance with SFAS 114 (see Note 3—Reserve for loan losses for further detail). The Company assessed each of the impaired loans for specific impairment and determined that loans with a gross loan value of $957.2 million required specific reserves totaling $237.2 million and that the remaining impaired loans did not require any specific reserves. The total reserve for loan losses of $460.1 million includes the $237.2 million of SFAS 114 asset specific reserves and the remainder represents SFAS 5 general reserves.

        Gross loan value represents the Company's carrying value of a loan and the participation interest sold on the Fremont CRE portfolio. It represents what the carrying value of the loan would have been if the loan participation had not occurred. Under the terms of the participation, the Fremont CRE participation will receive 70% of all loan principal payments, including principal that the Company has funded. Therefore, the Company is in the first loss position. As such, the Company believes that presentation of the total recorded investment is more relevant than a presentation of the Company's carrying value when assessing the Company's risk of loss on the loans in the Fremont CRE Portfolio.

        The average carrying value of impaired loans was approximately $1.12 billion during the six months ended June 30, 2008 and the Company recorded cash payments of $2.8 million from impaired loans in "Interest income" on the Company's Consolidated Statements of Operations for the six months ended June 30, 2008. Impaired loans are included on the Company's non-performing loan list and are on non-accrual status as of June 30, 2008.

        During the three and six months ended June 30, 2008, the Company sold loans with a total cumulative carrying value of $26.1 million and $183.9 million, respectively, for which it recorded net realized losses of $1.9 million and $1.0 million, respectively. There were no loans sold during the three or six months ended June 30, 2007. Gains and losses on sales of loans are reported in "Other income" on the Company's Consolidated Statements of Operations.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments (Continued)

         Securities—As of June 30, 2008, the carrying value of Other Lending Investment-Securities includes $384.1 million of held-to-maturity securities with an aggregate fair value of $380.1 million and gross unrealized gains of $3.5 million and unrealized losses of $7.5 million. As of June 30, 2008, the securities with unrealized losses of $7.5 million had an aggregate fair value of $213.1 million and none of these securities had been in a continuous unrealized loss position for 12 months or longer. The carrying value of Other Lending Investments—Securities also includes $15.2 million of available-for-sale securities recorded at fair value.

        Included in Other Lending Investments-Securities are $232.2 million of held-to-maturity securities that mature in one to five years, $151.9 million of held-to-maturity securities that mature in five to ten years and $15.2 million of available-for-sale securities that mature in five to ten years.

        As of June 30, 2008, the Company determined that unrealized losses on certain securities were other than temporary and recorded impairment charges totaling $40.0 million in "Impairment of other assets" on the Company's Consolidated Statements of Operations. The impairment charge was based on market prices as of June 30, 2008.

         SOP 03-3 loans—AICPA Statement of Position 03-3 ("SOP 03-3") prescribes the accounting treatment for acquired loans with evidence of credit deterioration for which it is probable, at acquisition, that all contractually required payments will not be received. As of June 30, 2008 and December 31, 2007, the Company had SOP 03-3 loans with a cumulative principal balance of $269.5 million and $273.6 million, respectively, and a cumulative carrying value of $228.1 million and $231.8 million, respectively. The Company does not have a reasonable expectation about the timing and amount of cash flows expected to be collected on the SOP 03-3 loans and is recognizing income using the cash basis of accounting or applying cash using the cost recovery method. The majority of the Company's SOP 03-3 loans were acquired in the acquisition of Fremont CRE.

         Other real estate owned—("OREO") on the Company's Consolidated Balance Sheets included real estate assets received through foreclosure or by deed-in-lieu of foreclosure on certain non-performing loans in the Company's loan portfolio. The Company records OREO at estimated fair value less costs to sell, as the Company intends to sell these assets. During the six months ended June 30, 2008, the Company received titles to properties in satisfaction of senior mortgage loans with cumulative carrying values of $265.3 million, for which those properties had served as collateral and recorded charge-offs totaling $46.6 million related to these loans. The amounts charged-off represent the difference between the Company's carrying values in the loans and the respective estimated fair values of the net assets received through foreclosure or in lieu of payment less costs to sell. During the three and six months ended June 30, 2008, the Company sold two of these properties for net proceeds of $81.3 million, and a net gain of $0.5 million, recorded in "Other expense" on the Company's Consolidated Statements of Operations. The Company also sold units within the OREO properties for net proceeds of $5.0 million.

        The Company recorded $4.8 million and $7.1 million of net expense in "Other expense" on the Company's Consolidated Statements of Operations related to holding costs for these properties for the three and six months ended June 30, 2008, respectively.

         Fremont CRE participation—On July 2, 2007, the Company completed the sale of a $4.20 billion participation interest in the $6.27 billion Fremont CRE portfolio. Under the terms of the participation, the Company pays 70% of all principal collected from the Fremont CRE portfolio, including principal collected from amounts funded on the loans subsequent to the acquisition of the portfolio, until the participation is fully repaid. As of June 30, 2008, the Company had unfunded loan commitments of

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments (Continued)

$1.16 billion related to the Fremont CRE portfolio. The Fremont CRE participation pays floating interest at LIBOR + 1.50%.

        Changes in the outstanding Fremont CRE participation balance were as follows (in thousands):

Loan participation, December 31, 2007	$2,980,238
Principal repayments(1)	(1,096,495)

Loan participation, June 30, 2008	$1,883,743

    Explanatory Note:

    (1)
    Includes $156.5 million of principal repayments received by the Company that have not yet been remitted to the Fremont CRE participation and are reflected as a payable in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets.

Note 5—Corporate Tenant Lease Assets

        During the six months ended June 30, 2008 and 2007, the Company acquired an aggregate of approximately $2.0 million and $168.7 million in CTL assets, respectively, and disposed of CTL assets for net proceeds of approximately $253.3 million and $64.7 million, respectively, resulting in gains of $25.4 million and $6.8 million, respectively.

        During the three months ended June 30, 2008, the Company sold a portfolio of 32 CTL assets to one buyer in addition to the sale of four CTL assets to three different buyers for aggregate net proceeds of approximately $245.1 million and realized gains of approximately $23.3 million. During the three months ended June 30, 2007, the Company disposed of four CTL assets for net proceeds of $29.8 million and recognized gains of approximately $5.4 million.

        The Company's investments in CTL assets, at cost, were as follows (in thousands):

	As of June 30, 2008	As of December 31, 2007
Facilities and improvements	$2,918,066	$2,996,386
Land and land improvements	638,667	730,495
Less: accumulated depreciation	(435,929)	(417,015)

Corporate tenant lease assets, net	$3,120,804	$3,309,866

        Under certain leases, the Company is entitled to receive additional participating lease payments to the extent gross revenues of the corporate customer exceed a base amount. The Company earned approximately $1.4 million and $0.1 million in additional participating lease payments on such leases during the six months ended June 30, 2008 and 2007, respectively. In addition, the Company also receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended June 30, 2008 and 2007 were approximately $9.5 million and $9.0 million, respectively, and $18.6 million and $15.6 million for the six months ended June 30, 2008 and 2007, respectively, and are included as a reduction of "Operating costs—corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

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

        Certain CTL assets are subject to mortgage liens. As of June 30, 2008, 60 CTL assets with an aggregate net book value of $1.54 billion were encumbered with mortgages. As of December 31, 2007, 27 CTL assets with an aggregate net book value of $381.4 million were encumbered with mortgages.

        As of June 30, 2008, the Company had $28.2 million of non-discretionary unfunded commitments related to four CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon completion of the improvements or construction, the Company will receive additional operating lease income from the customers. In addition, the Company had $7.1 million of non-discretionary unfunded commitments related to eight existing customers in the form of tenant improvements which were negotiated between the Company and the customers at the commencement of the leases.

        As of June 30, 2008, there were two CTL assets with an aggregate book value of $74.9 million classified as "Assets held for sale" on the Company's Consolidated Balance Sheets.

        The Company capitalized $2.1 million and $1.1 million of interest on build-to-suit CTL assets for the six months ended June 30, 2008 and 2007, respectively.

Note 6—Other Investments

        Other investments consist of the following items (in thousands):

	As of June 30, 2008	As of December 31, 2007
Equity method investments	$338,064	$482,170
Cost method investments	241,128	173,788
CTL intangibles, net(1)	62,953	69,912
Note receivable	44,228	—
Marketable securities	1,692	1,139
Timber and timberlands, net(2)	—	129,600

Other investments	$688,065	$856,609

    Explanatory Notes:

    (1)
    Accumulated amortization on CTL intangibles was $20.0 million and $15.5 million as of June 30, 2008 and December 31, 2007, respectively.

    (2)
    Accumulated depletion on timber and timberlands was $0 and $14.1 million as of June 30, 2008 and December 31, 2007, respectively.

         Equity method investments—As of June 30, 2008, the Company owned 47.5% interests in Oak Hill Advisors, L.P., Oak Hill Credit Alpha MGP, LLC, Oak Hill Credit Opportunities MGP, LLC, OHA Finance MGP, LLC, OHA Capital Solutions MGP, LLC and OHA Strategic Credit Fund, LLC, and 48.1% interests in OHSF GP Partners II, LLC and OHSF GP Partners (Investors), LLC, (collectively, "Oak Hill"). Oak Hill engages in investment and asset management services. The Company has determined that all of these entities are variable interest entities and that an external member is the primary beneficiary. As such, the Company accounts for these ventures under the equity method. Upon acquisition of the original interests in Oak Hill there was a difference between the Company's book value of the equity investments and the underlying equity in the net assets of Oak Hill of approximately $200.2 million. The Company allocated this value to identifiable intangible assets of approximately $81.8 million and goodwill of

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6—Other Investments (Continued)

$118.4 million. The unamortized balance related to intangible assets for these investments was approximately $55.4 million and $58.4 million as of June 30, 2008 and December 31, 2007, respectively. The Company's carrying value in Oak Hill was $178.7 million and $199.6 million at June 30, 2008 and December 31, 2007, respectively, and the Company recognized equity in earnings from these entities of $5.8 million and $5.4 million for the three months ended June 30, 2008 and 2007, respectively, and $11.0 million and $9.5 million for the six months ended June 30, 2008 and 2007, respectively.

        Prior to selling our interest, the Company owned a 46.7% interest in TimberStar Southwest Holdco LLC ("TimberStar Southwest"), through its majority owned subsidiary TimberStar Operating Partnership, L.P. ("TimberStar"). TimberStar Southwest was created to acquire and manage a diversified portfolio of timberlands located in Texas, Louisiana and Arkansas. The Company accounted for this investment under the equity method due to the venture's external partners having certain participating rights giving them shared control. Upon acquisition, there was a $1.0 million difference between the Company's book value of the equity investment and the underlying equity in the net assets of the entity, which the Company allocated to identifiable intangible assets. On April 1, 2008, the Company closed on the sale of its TimberStar Southwest joint venture and the venture's approximately 900,000-acre portfolio of forestland and related assets for a gross sales price of $1.71 billion, including the assumption of debt. The Company received net proceeds of approximately $417.0 million for its interest in the venture and recorded a gain of $261.7 million, net of minority interest.

        The Company recognized equity in losses from the investment of $0.5 million and $3.4 million for the three months ended June 30, 2008 and 2007, respectively and $3.2 million and $7.2 million for the six months ended June 30, 2008 and 2007, respectively. The Company's share of depletion, depreciation and amortization expense from the entity was $0 and $8.1 million for the three months ended June 30, 2008 and 2007, respectively, and $6.7 million and $17.3 million for the six months ended June 30, 2008 and 2007, respectively, and consists primarily of depletion from the harvesting and sale of timber.

        As of June 30, 2008, the Company owned a 29.52% interest in Madison International Real Estate Fund II, LP, a 32.92% interest in Madison International Real Estate Fund III, LP, and a 29.52% interest in Madison GP1 Investors, LP (collectively, the "Madison Funds"). The Madison Funds invest in illiquid ownership positions of entities that own real estate assets. The Company's carrying value in the Madison Funds was $51.1 million and $38.0 million at June 30, 2008 and December 31, 2007, respectively, and the Company recognized equity in earnings from these investments of $1.1 million and equity in losses of $0.1 million for the three months ended June 30, 2008 and 2007, respectively, and equity in losses of $1.5 million and $0.5 million for the six months ended June 30, 2008 and 2007, respectively.

        The Company also had investments in 16 and 15 additional entities that were accounted for under the equity method as of June 30, 2008 and December 31, 2007, respectively. The Company's ownership in these entities ranged from 0.83% to 50.0% as of June 30, 2008 and the Company's carrying value in these investments was $101.0 million and $99.2 million as of June 30, 2008 and December 31, 2007, respectively. The Company recognized cumulative net equity in earnings of $1.2 million and $3.3 million for the three months ended June 30, 2008 and 2007, respectively, and net equity in earnings of $0.2 million and $4.9 million for the six months ended June 30, 2008 and 2007, respectively.

        As of June 30, 2008, the Company had $89.6 million of non-discretionary unfunded commitments related to eight equity method investments.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6—Other Investments (Continued)

        The following table presents the summarized financial information of the Company's equity method investments (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Income Statement
Revenues	$43,175	$108,374	$154,180	$238,378
Costs and expenses	$50,445	$98,452	$122,417	$215,407
Net income (loss)	$(11,657)	$58,658	$(10,338)	$102,137

         Cost method investments—The Company had investments in 19 separate real estate related funds or other strategic investment opportunities within niche markets that are accounted for under the cost method and had cumulative carrying values of $241.1 million and $173.8 million as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, the Company had $159.7 million of non-discretionary unfunded commitments related to three cost method investments. During the six months ended June 30, 2008, the Company reclassified a loan with a net carrying value of $69.4 million from "Loans and other lending investments, net" to "Other investments" on the Company's Consolidated Balance Sheets, as a cost method investment. As of June 30, 2008, the Company determined that unrealized losses on this investment were other-than-temporary and, as such, recorded a $5.2 million non-cash impairment charge which is reflected in "Impairment of other assets" on the Consolidated Statements of Operations.

        During the six months ended June 30, 2008, the Company redeemed its interest in a profits participation that was originally received as part of a prior lending investment and carried as a cost method investment prior to redemption. As a result of the transaction, the Company recorded a note receivable of $44.2 million and an equal amount of income in "Other income" in the Company's Consolidated Statements of Operations.

         Timber and timberlands—On June 30, 2008, the Company closed on the sale of its Maine Timber property for net proceeds of $152.9 million resulting in a gain of $23.4 million, net of minority interest, which is included in "Gain from discontinued operations" on the Company's Consolidated Statements of Operations. Net income of $0.6 million and $0.8 million is reflected in "Income from discontinued operations" for the three months ended June 30, 2008 and 2007, respectively, and $2.4 million and $1.6 million for the six months ended June 30, 2008 and 2007, respectively.

Note 7—Other Assets and Other Liabilities

        Deferred expenses and other assets consist of the following items (in thousands):

	As of June 30, 2008	As of December 31, 2007
Deferred financing fees, net(1)	$34,885	$14,017
Derivative assets	29,941	17,929
Corporate furniture, fixtures and equipment, net(2)	16,380	14,302
Leasing costs, net(3)	15,921	15,764
Intangible assets, net(4)	12,860	28,733
Other assets	36,051	34,529

Deferred expenses and other assets	$146,038	$125,274

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7—Other Assets and Other Liabilities (Continued)

    Explanatory Notes:

    (1)
    Accumulated amortization on deferred financing fees was $35.1 million and $27.6 million as of June 30, 2008 and December 31, 2007, respectively.

    (2)
    Accumulated depreciation on corporate furniture, fixture and equipment was $5.9 million and $4.8 million as of June 30, 2008 and December 31, 2007, respectively.

    (3)
    Accumulated amortization on leasing costs was $7.8 million and $8.4 million as of June 30, 2008 and December 31, 2007, respectively.

    (4)
    Accumulated amortization on intangible assets was $9.4 million and $6.0 million as of June 30, 2008 and December 31, 2007, respectively.

        Accounts payable, accrued expenses and other liabilities consist of the following items (in thousands):

	As of June 30, 2008	As of December 31, 2007
Fremont CRE participation payable (see Note 4)	$163,360	$209,570
Accrued interest payable	98,829	103,080
Accrued expenses	28,985	62,199
Derivative liabilities	25,246	6,621
Unearned operating lease income	20,929	12,345
Security deposits from customers	19,697	19,849
Dividends payable	—	34,868
Other liabilities	52,448	46,779

Accounts payable, accrued expenses and other liabilities	$409,494	$495,311

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8—Debt Obligations

        As of June 30, 2008 and December 31, 2007, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

		Carrying Value as of
	Maximum Amount Available	June 30, 2008	December 31, 2007	Stated Interest Rates(1)	Scheduled Maturity Date(1)
Secured revolving credit facility:
Line of credit	$500,000	$—	$—	LIBOR + 1%-2%(2)	September 2009(3)
Unsecured revolving credit facilities:
Line of credit(4)	2,220,000	1,582,279	1,485,286	LIBOR + 0.525%(5)	June 2011
Line of credit(6)	1,200,000	848,331	1,195,888	LIBOR + 0.525%(5)	June 2012

Total revolving credit facilities	$3,920,000	2,430,610	2,681,174
Interim financing facility		—	1,289,811	LIBOR + 0.50%	June 2008
Secured term loans:
Collateralized by CTL assets		120,081	122,690	7.44%	April 2009
Collateralized by CTL assets		244,535	194,061	LIBOR + 1.65% and 6.4%-8.4%	Various through 2026
Collateralized by CTL assets		947,862	—	Greater of 6.25% or LIBOR + 3.40%	April 2011
Collateralized by investments in corporate debt		300,000	—	LIBOR + 2.5%	September 2009(7)
Collateralized by investments in corporate bonds		28,740	91,388	LIBOR + 1.65%	July 2008(8)

Total secured term loans		1,641,218	408,139
Debt premium		5,271	5,543

Total secured term loans		1,646,489	413,682
Unsecured notes:
LIBOR + 0.34% Senior Notes		490,000	500,000	LIBOR + 0.34%	September 2009
LIBOR + 0.35% Senior Notes		500,000	500,000	LIBOR + 0.35%	March 2010
LIBOR + 0.39% Senior Notes		—	385,000	LIBOR + 0.39%	March 2008
LIBOR + 0.50% Senior Notes		800,000	800,000	LIBOR + 0.50%	October 2012
LIBOR + 0.55% Senior Notes		211,400	225,000	LIBOR + 0.55%	March 2009
4.875% Senior Notes		350,000	350,000	4.875%	January 2009
5.125% Senior Notes		250,000	250,000	5.125%	April 2011
5.15% Senior Notes		700,000	700,000	5.15%	March 2012
5.375% Senior Notes		250,000	250,000	5.375%	April 2010
5.5% Senior Notes		300,000	300,000	5.5%	June 2012
5.65% Senior Notes		500,000	500,000	5.65%	September 2011
5.7% Senior Notes		367,022	367,022	5.7%	March 2014
5.8% Senior Notes		250,000	250,000	5.8%	March 2011
5.85% Senior Notes		250,000	250,000	5.85%	March 2017
5.875% Senior Notes		500,000	500,000	5.875%	March 2016
5.95% Senior Notes		889,669	889,669	5.95%	October 2013
6% Senior Notes		350,000	350,000	6%	December 2010
6.05% Senior Notes		250,000	250,000	6.05%	April 2015
6.5% Senior Notes		150,000	150,000	6.5%	December 2013
7% Senior Notes		—	185,000	7%	March 2008
8.625% Senior Notes		750,000	—	8.625%	June 2013
8.75% Notes		50,331	50,331	8.75%	August 2008

Total unsecured notes		8,158,422	8,002,022
Debt discount		(100,200)	(102,168)
Fair value adjustment to hedged items (see Note 10)		7,063	16,999

Total unsecured notes		8,065,285	7,916,853
Other debt obligations		100,000	100,000	LIBOR + 1.5%	October 2035
Debt discount		(1,945)	(1,962)

Total other debt obligations		98,055	98,038

Total debt obligations		$12,240,439	$12,399,558

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8—Debt Obligations (Continued)

Explanatory Notes:

(1)
All interest rates and maturity dates are for debt outstanding as of June 30, 2008. Some variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. Foreign variable-rate debt obligations are based on 30-day UK LIBOR for British pound borrowing, 30-day EURIBOR for euro borrowing and 30-day Canadian LIBOR for Canadian dollar borrowing. The 30-day LIBOR rate on June 30, 2008 was 2.46%. The 30-day UK LIBOR, EURIBOR and Canadian LIBOR rates on June 30, 2008 were 5.50%, 4.40% and 3.16%, respectively. Other variable-rate debt obligations are based on 90-day LIBOR and reprice every three months. The 90-day LIBOR rate on June 30, 2008 was 2.78%.

(2)
This facility has an unused commitment fee of 0.25% on any undrawn amounts.

(3)
Maturity date reflects one-year extension at the Company's option.

(4)
As of June 30, 2008, the line of credit included foreign borrowings of £79.0 million, €182.0 million, and CAD 39.0 million bearing interest at weighted average rates of 6.03%, 5.01%, and 3.73%, respectively. Amounts in the table have been converted to U.S. dollars based on exchange rates in effect at June 30, 2008.

(5)
These facilities have an annual commitment fee of 0.125%.

(6)
As of June 30, 2008, the line of credit included foreign borrowings of £53.0 million and CAD 13.0 million bearing interest at weighted average rates of 6.03% and 3.64%, respectively. Amounts in the table have been converted to U.S. dollars based on exchange rates in effect at June 30, 2008.

(7)
Maturity date reflects six-month extension at the Company's option.

(8)
This short-term financing has been extended consecutively in short-term intervals with varying interest rates since August 2007. It currently matures in August 2008.

         Unsecured/Secured Credit Facilities—The Company's primary source of short-term funds is an aggregate of $3.42 billion of available credit under its two committed unsecured revolving credit facilities, which includes a $2.22 billion facility, maturing in June 2011, as well as a $1.20 billion facility, maturing in June 2012. As of June 30, 2008, there was approximately $974.5 million which was immediately available to draw under these facilities at the Company's discretion. In addition, the Company has a $500.0 million secured revolving credit facility for which availability is based on percentage borrowing base calculations. There were no amounts outstanding under this secured credit facility as of June 30, 2008. During the six months ended June 30, 2008, the Company amended and restated its $500.0 million secured credit facility to allow it to extend the maturity from September 2008 to September 2009.

        During the quarter ended June 30, 2008, the Company repaid all outstanding indebtedness on the interim financing facility that was used to fund the Fremont CRE acquisition in July 2007.

         Capital Markets Activity—In May 2008, the Company issued $750.0 million aggregate principal amount of senior unsecured notes bearing interest at an annual rate of 8.625% and maturing in June 2013. The Company primarily used the proceeds from the issuance of these securities to repay outstanding indebtedness under its unsecured revolving credit facility. The Company also entered into interest rate swap agreements to swap the fixed interest rate on the $750.0 million Senior Notes for a variable interest rate (see Note 10 for further details).

        In May 2008, the Company repurchased $13.6 million of its Senior Floating Rate Notes maturing in March 2009 and $10.0 million of its Senior Floating Rate Notes maturing in September 2009 in open market transactions. In connection with these repurchases, the Company recorded an aggregate net gain on early extinguishment of debt of approximately $1.6 million and reflected this as a reduction of "Other expense."

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8—Debt Obligations (Continued)

        In March 2008, the Company repaid $570.0 million aggregate principal amount of both fixed and floating rate Senior Notes.

         Other Financing Activity—During the second quarter of 2008, the Company closed on a $947.9 million secured term financing maturing in April 2011. This financing is collateralized by 34 properties in our Corporate Tenant Lease portfolio and bears interest at the greater of 6.25% or LIBOR + 3.40%.

        In March 2008, the Company entered into a $300 million senior secured term loan maturing in March 2009 with a six-month extension available at the Company's option. Borrowings under this facility bear interest at a rate of LIBOR + 2.50% and are collateralized by investments included in our loans and other lending investments portfolio.

        Also in March 2008, the Company closed on a $53.3 million secured term note maturing in March 2011. This note is collateralized by four assets in our Corporate Tenant Lease portfolio and bears interest at LIBOR + 1.65%.

        As of June 30, 2008, future scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1)(2):

2008 (remaining six months)	$50,331
2009	1,487,794
2010	1,105,539
2011	3,613,638
2012	2,648,331
Thereafter	3,395,877

Total principal maturities	12,301,510
Unamortized debt discounts/premiums, net	(96,874)
Fair value adjustment to hedged items (see Note 10)	7,063

Total long-term debt obligations	$12,211,699

    Explanatory Notes:

    (1)
    Assumes exercise of extensions to the extent such extensions are at the Company's option.

    (2)
    This table excludes $28.7 million of borrowings under secured term loans as these amounts have original maturities of less than one year.

Note 9—Shareholders' Equity

         DRIP/Stock Purchase Plan—During the three months ended June 30, 2008 and 2007, the Company issued a total of approximately 32,000 shares and 12,400 shares of its Common Stock, respectively, and during the six months ended June 30, 2008 and 2007, the Company issued a total of approximately 57,000 and 19,800 shares of its Common Stock, respectively, through both plans. Net proceeds for each of the three months ended June 30, 2008 and 2007 was approximately $0.6 million, and $1.1 million and $0.9 million during the six months ended June 30, 2008 and 2007, respectively. There are approximately 2.0 million shares available for issuance under the plan as of June 30, 2008.

         Stock Repurchase Program—During the three months ended June 30, 2008, the Company repurchased 235,000 shares of its outstanding Common Stock for a cost of approximately $3.7 million at an average cost

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9—Shareholders' Equity (Continued)

per share of $15.57. During the six months ended June 30 2008, the Company repurchased 335,000 shares of its outstanding Common Stock for a cost of approximately $5.2 million at an average cost per share of $15.52. There were no shares repurchased during the three and six months ended June 30, 2007. As of June 30, 2008, there were approximately 1.4 million shares available to purchase under the Company's 5.0 million share repurchase program.

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

         Use of derivative financial instruments—As of June 30, 2008, the Company had forward-starting interest rate swaps to hedge variability in cash flows on $125.0 million of debt forecasted and probable to be issued in 2009. The Company also had interest rate swaps that hedge the change in fair value associated with $2.0 billion of existing fixed-rate debt and foreign currency derivatives to hedge the exposure to foreign exchange rate movements related to a loan originated in Swedish Krona and an equity investment in Indian Rupee. The foreign exchange derivatives were not designated as hedges under Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," therefore, changes in fair value are recorded in "Other income" on the Company's Consolidated Statements of Operations. As of June 30, 2008, no derivatives were designated as hedges of net investments in foreign operations.

        The following table represents the notional principal amounts and fair values of interest rate swaps by class (in thousands):

	Notional Amount as of June 30, 2008	Notional Amount as of December 31, 2007	Fair Value as of June 30, 2008	Fair Value as of December 31, 2007
Cash flow hedges:
Forward-starting interest rate swaps	$125,000	$250,000	$(5,114)	$(6,457)
Fair value hedges:
Interest rate swaps	2,000,000	1,250,000	8,150	17,237

Total interest rate swaps	$2,125,000	$1,500,000	$3,036	$10,780

        The Company entered into two interest rate swap agreements, designated as fair-value hedges, with notional amounts totaling $750.0 million and variable interest rates that reset quarterly based on three-month LIBOR. These swap agreements were entered into to exchange the 8.625% fixed-rate interest payments on the Company's $750.0 million Senior Notes due in 2013 for variable-rate interest payments based on three-month LIBOR.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 10—Risk Management and Derivatives (Continued)

        The following table presents the Company's foreign currency derivatives outstanding as of June 30, 2008 (in thousands):

Derivative Type	Notional Amount	Notional Currency	Notional (USD Equivalent)	Maturity
Buy USD/Sell INR forward	INR 428,494	Indian Rupee	10,000	November 2009
Buy SEK/Sell USD forward	SEK 107,919	Swedish Krona	18,067	July 2008

        Pursuant to the terms of the Company's $947.9 million secured financing, the Company purchased two interest rate caps with notional amounts totaling $947.9 million and cap rates of 4.0%, which expire in May 2011. In order to offset the economic impact of the purchased caps, the Company simultaneously sold two interest rate caps with the same terms as the purchased caps. The interest rate caps were not designated as hedges under SFAS No. 133, therefore, the changes in the fair market value are recorded in "Other expense" on the Company's Consolidated Statements of Operations.

        The following table represents the notional principal amounts and fair values of interest rate caps by class (in thousands):

	Notional Amount as of June 30, 2008	Notional Amount as of December 31, 2007	Fair Value as of June 30, 2008	Fair Value as of December 31, 2007
Interest rate caps:
Interest rate cap bought	$947,867	$—	$12,990	$—
Interest rate cap sold	(947,867)	—	(12,476)	—

Total interest rate caps	$—	$—	$514	$—

        At June 30, 2008, derivatives with a fair value of $29.9 million were included in other assets and derivatives with a fair value of $25.2 million were included in other liabilities.

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

        Substantially all of the Company's CTL assets (including those held by joint ventures) and loans and other lending investments are collateralized by facilities located in the United States, with California (15.1%), Florida (11.9%) and New York (10.5%) representing the only significant concentration (greater than 10.0%) as of June 30, 2008. These assets also contain significant concentrations in the following asset types as of June 30, 2008: apartment/residential (22.9%), land (14.0%) and office-CTL (11.2%).

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

Note 11—Stock-Based Compensation Plans and Employee Benefits

        The Company's 2006 Long-Term Incentive Plan (the "LTIP Plan") is designed to provide equity-based incentive compensation for officers, key employees, directors, consultants and advisers of the Company. This Plan was effective May 31, 2006 and replaces the original 1996 Long-Term Incentive Plan. The Plan provides for awards of stock options, shares of restricted stock, phantom shares, dividend equivalent rights and other performance awards. There is a maximum of 4,550,000 shares of Common Stock available for awards under the Plan provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 1.0 million, subject to certain anti-dilution provisions in the Plan. All awards under the Plan are at the discretion of the Board of Directors or a committee of the Board of Directors. At June 30, 2008, options to purchase approximately 531,000 shares of Common Stock were outstanding and approximately 1.8 million shares of restricted stock were outstanding. Many of these options and shares of restricted stock were issued under the original 1996 Long-Term Incentive Plan. A total of approximately 2.8 million shares remain available for awards under the LTIP Plan as of June 30, 2008.

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

        Changes in options outstanding during the six months ended June 30, 2008, are as follows (shares and aggregate intrinsic value in thousands, except for weighted average strike price):

	Number of Shares
	Employees	Non-Employee Directors	Other	Weighted Average Strike Price	Aggregate Intrinsic Value
Options Outstanding, December 31, 2007	688	86	174	$17.43
Exercised in 2008	(288)	—	(67)	14.72
Cancelled in 2008	(2)	—	(60)	15.61

Options Outstanding, June 30, 2008	398	86	47	$19.46	$—

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11—Stock-Based Compensation Plans and Employee Benefits (Continued)

        The following table summarizes information concerning outstanding and exercisable options as of June 30, 2008 (in thousands):

Exercise Price	Options Outstanding and Exercisable	Remaining Contractual Life
$16.88	364	1.51
$17.38	14	1.71
$19.69	51	2.51
$24.94	40	2.88
$26.97	2	2.96
$27.00	11	2.99
$29.82	44	3.92
$55.39	5	0.92

	531	1.95

        The Company has not issued any options since 2003. Cash received from option exercises during the three and six months ended June 30, 2008 was approximately $0 and $7.2 million. The intrinsic value of options exercised during the three and six months ended June 30, 2008 was $0 and $2.0 million. Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

        Changes in non-vested restricted stock units during the six months ended June 30, 2008, are as follows (shares and aggregate intrinsic value in thousands):

Non-Vested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested at December 31, 2007	965	$44.73
Granted	1,376	16.39
Vested	(409)	41.16
Forfeited	(87)	36.68

Non-vested at June 30, 2008	1,845	$24.67	$24,373

        During the six months ended June 30, 2008, the Company granted 897,708 restricted stock units to employees that vest proportionately over periods of three to five years on the anniversary date of the initial grant of which 819,880 units remain outstanding as of June 30, 2008. As of June 30, 2008, there are 427,671 units, 110,220 units, and 11,083 units outstanding from restricted stock unit grants made in 2007, 2006, and 2005, respectively. The unvested restricted stock units granted after January 1, 2006 that are subject to service conditions, are paid dividends as dividends are paid on shares of the Company's Common Stock and these dividends are accounted for in a manner consistent with the Company's Common Stock dividends, as a reduction to retained earnings.

        During the first quarter of 2008, the Company also granted 478,856 market condition-based restricted stock units to employees that cliff vest on December 31, 2010, only if the total shareholder return on the Company's common stock is at least 20% (compounded annually, including dividends) from the date of the

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11—Stock-Based Compensation Plans and Employee Benefits (Continued)

award through the end of the vesting period. No dividends will be paid on these units unless and until they are vested. As of June 30, 2008, there are 476,195 market condition-based restricted stock units outstanding

        For accounting purposes, the Company measures compensation costs for restricted stock units, not including any contingently issuable shares, as of the date of the grant using the market price of the Company's common stock and expenses such amounts against earnings either at the grant date (if no vesting period exists or ratably over the respective vesting/service period). The fair value of the market condition-based restricted stock is based on the grant-date market value of the awards utilizing a Monte Carlo simulation model to simulate a range of possible future stock prices for the Company's common stock. The following are the assumptions used to estimate the grant date fair value of these awards:

Risk-free interest rate	2.39%
Expected dividend yield	—%
Expected stock price volatility	27.46%

        The Company recorded $8.0 million and $3.9 million for the three months ended June 30, 2008 and 2007, respectively, and $12.8 million and $8.3 million for the six months ended June 30, 2008 and 2007, of stock based compensation expense in "General and administrative" costs on the Company's Consolidated Statements of Operations. As of June 30, 2008, there was $34.8 million of total unrecognized compensation cost related to non-vested restricted stock units. That cost is expected to be recognized over the remaining vesting/service period for the respective grants.

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

        The 2008 plan under the HPU Program has 5,000 shares of High Performance Common Stock and had an aggregate initial purchase price of $0.8 million. As of June 30, 2008, the Company had received net contributions of $0.8 million under the 2008 plan.

        The 2008 plan under the Senior Executive HPU Program has 5,000 shares of High Performance Common Stock and had an aggregate initial purchase price of $0.5 million. As of June 30, 2008, the Company had received net contributions of $0.5 million under the 2008 plan.

401(k) Plan

        The Company made gross contributions of approximately $0.2 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively. The Company made gross contributions of approximately $1.1 million and $0.7 million for the six months ended June 30, 2008 and 2007, respectively.

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

        The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three and six months ended June 30, 2008 and 2007 for common shares (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Income (loss) from continuing operations.	$(19,385)	$94,361	$59,441	$177,198
Preferred dividend requirements	(10,580)	(10,580)	(21,160)	(21,160)

Net income (loss) allocable to common shareholders and HPU holders before income from discontinued operations and gain from discontinued operations, net	$(29,965)	$83,781	$38,281	$156,038

Earnings allocable to common shares:
Numerator for basic earnings per share:
Income (loss) allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$(29,345)	$81,946	$37,489	$152,620
Income from discontinued operations	3,613	9,134	9,007	18,765
Gain from discontinued operations, net	45,819	5,245	47,832	6,630

Net income allocable to common shareholders	$20,087	$96,325	$94,328	$178,015

Numerator for diluted earnings per share:
Income (loss) allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net(1)	$(29,346)	$81,990	$37,494	$152,706
Income from discontinued operations	3,613	9,136	9,007	18,769
Gain from discontinued operations, net	45,823	5,246	47,836	6,631

Net income allocable to common shareholders 14	$20,090	$96,372	$94,337	$178,106

Denominator:
Weighted average common shares outstanding for basic earnings per common share	134,399	126,753	134,330	126,723
Add: effect of assumed shares issued under treasury stock method for stock options and restricted shares.	119	861	195	843
Add: effect of joint venture shares	349	349	349	349

Weighted average common shares outstanding for diluted earnings per common share	134,867	127,963	134,874	127,915

Basic earnings per common share:
Income (loss) allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$(0.22)	$0.65	$0.27	$1.20
Income from discontinued operations	0.03	0.07	0.07	0.15
Gain from discontinued operations, net	0.34	0.04	0.36	0.05

Net income allocable to common shareholders	$0.15	$0.76	0.70	$1.40

Diluted earnings per common share:
Income (loss) allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$(0.22)	$0.64	$0.28	$1.19
Income from discontinued operations	0.03	0.07	0.07	0.15
Gain from discontinued operations, net	0.34	0.04	0.35	0.05

Net income allocable to common shareholders	$0.15	$0.75	$0.70	$1.39

Explanatory Note:

(1)
For the three months ended June 30, 2008 and 2007 includes the allocable portions of $1 and $28 of joint venture income, respectively. For the six months ended June 30, 2008 and 2007 includes the allocable portions of $2 and $56 of joint venture income, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12—Earnings Per Share (Continued)

        As more fully described in Note 11, HPU shares are sold to employees as part of a performance-based employee compensation plan. As of June 30, 2008, the 2002-2007 HPU plans have vested, however, the 2005, 2006 and 2007 plans did not meet the required performance thresholds. Therefore, the Company redeemed the HPU shares from its employees at nominal value. The 2002-2004 plans each have 5,000 shares outstanding. The shares in each plan receive dividends based on a common stock equivalent that is separately determined for each plan depending on the Company's performance during a three-year valuation period. These HPU Shares are treated as a separate class of common stock under EITF 03-06. The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three and six months ended June 30, 2008 and 2007 for HPU shares (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Earnings allocable to High Performance Units:
Numerator for basic earnings per HPU share:
Income (loss) allocable to high performance units before income from discontinued operations and gain from discontinued operations, net	$(620)	$1,835	$793	$3,419
Income from discontinued operations	76	205	190	420
Gain from discontinued operations, net	968	117	1,011	148

Net income allocable to high performance units	$424	$2,157	$1,994	$3,987

Numerator for diluted earnings per HPU share:
Income (loss) allocable to high performance units before income from discontinued operations and gain from discontinued operations, net(1)	$(617)	$1,819	$788	$3,389
Income from discontinued operations	76	203	190	416
Gain from discontinued operations, net	964	116	1,007	147

Net income allocable to high performance units	$423	$2,138	$1,985	$3,952

Denominator:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15	15	15

Basic earnings per HPU share:
Income (loss) allocable to high performance units before income from discontinued operations and gain from discontinued operations	$(41.33)	$122.33	$52.86	$227.93
Income from discontinued operations	5.07	13.67	12.67	28.00
Gain from discontinued operations, net	64.53	7.80	67.40	9.87

Net income allocable to high performance units	$28.27	$143.80	$132.93	$265.80

Diluted earnings per HPU share:
Income (loss) allocable to common shareholders before income from discontinued operations and gain from discontinued operations	$(41.14)	$121.27	$52.53	$225.94
Income from discontinued operations	5.07	13.53	12.67	27.73
Gain from discontinued operations, net	64.27	7.73	67.13	9.80

Net income allocable to high performance units	$28.20	$142.53	$132.33	$263.47

Explanatory Note:

(1)
For the three months ended June 30, 2008 and 2007 includes the allocable portion of $1 and $28 of joint venture income, respectively. For the six months ended June 30, 2008 and 2007 includes the allocable portion of $2 and $56 of joint venture income, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12—Earnings Per Share (Continued)

        For the three months and six months ended June 30, 2008 and 2007, the following shares were anti-dilutive (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Stock options	153	5	153	5
Restricted stock units	1,284	—	1,284	—

Note 13—Comprehensive Income

        Total comprehensive income was $53.2 million and $118.3 million for the three months ended June 30, 2008 and 2007, respectively, and $127.7 million and $208.7 million for the six months ended June 30, 2008 and 2007, respectively. The primary components of comprehensive income, other than net income, consist of amounts attributable to the Company's cash flow hedges and changes in the fair value of the Company's available-for-sale investments. The statement of comprehensive income is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$31,091	$109,062	$117,481	$203,161
Other comprehensive income:
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization	—	—	—	(2,554)
Reclassification of (gains)/losses on ineffective cash flow hedges into earnings	—	—	—	98
Reclassification of (gains)/losses on qualifying cash flow hedges into earnings	(396)	(299)	(690)	(442)
Unrealized gains/(losses) on available-for-sale securities	(683)	(279)	(1,043)	(589)
Unrealized gains/(losses) on cash flow hedges	14,449	9,789	3,171	9,015
Reclassification of (gains)/losses on sale of joint venture investment	3,766	—	3,766	—
Impairment on available-for-sale securities	4,967	—	4,967	—

Comprehensive income	$53,194	$118,273	$127,652	$208,689

        Unrealized gains/(losses) on available-for-sale securities and cash flow hedges are recorded as adjustments to shareholders' equity through "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included in net income unless realized.

        As of June 30, 2008 and December 31, 2007, accumulated other comprehensive income (losses) reflected in the Company's shareholders' equity is comprised of the following (in thousands):

	As of June 30, 2008	As of December 31, 2007
Unrealized losses on available-for-sale securities	$(529)	$(4,453)
Unrealized gains/(losses) on hedges held by joint venture	482	(3,335)
Unrealized gains on cash flow hedges	7,923	5,493

Accumulated other comprehensive income (losses)	$7,876	$(2,295)

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14—Dividends

        In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income and must distribute 100% of its taxable income to avoid paying corporate federal income taxes. The Company anticipates it will distribute all of its taxable income to its shareholders. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may be required to borrow to make sufficient dividend payments.

        Total dividends declared by the Company aggregated $117.0 million or $0.87 per share of Common Stock during the six months ended June 30, 2008 and were paid on April 30, 2008 to shareholders of record and holders of certain share equivalents on March 17, 2008. On July 1, 2008, the Company declared a dividend of approximately $116.6 million or $0.87 per common share payable to shareholders of record and holders of certain share equivalents on July 15, 2008. The Company also declared and paid dividends aggregating $4.0 million, $5.5 million, $3.9 million, $3.4 million and $4.7 million on its Series D, E, F, G, and I preferred stock, respectively, during the six months ended June 30, 2008. There are no dividend arrearages on any of the preferred shares currently outstanding.

        The Company pays dividends to the unit holders in the 2002, 2003, and 2004 HPU Plans in the same amount per equivalent share and on the same distribution dates as the Company's common stock, based on 819,254 shares, 987,149 shares and 1,031,875 shares, respectively. Therefore, in connection with the common dividend declared during the six months ended June 30, 2008, the Company paid dividends on April 30, 2008 of $0.7 million, $0.9 million and $0.9 million to the unit holders in the 2002, 2003 and 2004 HPU Plans, respectively. In connection with the common dividend declared on July 1, 2008, the Company will pay dividends of $0.7 million, $0.9 million, and $0.9 million to the unit holders in the 2002, 2003, and 2004 HPU Plans, respectively.

        The Company also pays dividends on outstanding restricted stock units with service conditions that were granted to employees after January 1, 2006, in the same amount per unit and on the same distribution dates as the Company's common stock. Therefore, in connection with the common dividends declared during the six months ended June 30, 2008, the Company paid dividends on April 30, 2008 of $1.3 million to employees based on 1.5 million restricted stock units outstanding as of March 17, 2008. In connection with the common dividend declared on July 1, 2008, the Company will pay dividends of $1.2 million to employees based on 1.4 million restricted stock units outstanding as of the record date.

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

Notes to Consolidated Financial Statements (Continued)

Note 15—Fair Value of Financial Instruments (Continued)

        The following table summarizes the valuation of our financial instruments recorded at fair value on a recurring or nonrecurring basis by the above SFAS No. 157 categories as of June 30, 2008 (in thousands):

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring basis:
Financial Assets:
Derivative assets	$29,941	$—	$29,941	$—
Other lending investments—securities available-for-sale	$15,227	$15,227	$—	$—
Marketable securities—available-for-sale	$1,645	$1,645	$—	$—
Financial Liabilities:
Derivative liabilities	$25,246	$—	$25,246	$—
Nonrecurring basis:
Financial Assets:
Impaired loans	$538,580	$—	$—	$538,580
Impaired other lending investments—securities	$118,399	$118,399	$—	$—
Impaired cost method investments	$80,000	$—	$—	$80,000

        Currently, the Company uses interest rate swaps, interest rate caps and foreign currency derivatives to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

        Other lending investments—securities and marketable securities are all securities traded actively in the secondary market and have been valued using quoted market prices.

        All of the Company's loans identified as being impaired under the provisions of SFAS No. 114 are collateral dependent loans and are evaluated for impairment by comparing the fair value of the underlying collateral less costs to sell to the carrying value of each loan. Due to the nature of the individual property collateralizing the Company's loans, the Company uses the income approach through internally developed valuation models to estimate the fair value of the collateral. This approach requires the Company to make significant judgments in respect to discount rates and the timing and amounts of estimated future cash

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 15—Fair Value of Financial Instruments (Continued)

flows that are considered Level 3 inputs in accordance with SFAS No. 157. These cash flows include costs of completion, operating costs, and lot and unit sale prices.

        The Company periodically evaluates its cost method investments to determine whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investment. If an impairment indicator is present, the Company estimates the fair value of the investment using internally developed valuation models that rely primarily on the market comparables.

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

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 16—Segment Reporting (Continued)

        The Company evaluates performance based on the following financial measures for each segment (in thousands):

	Real Estate Lending	Corporate Tenant Leasing	Corporate/ Other(1)	Company Total
Three months ended June 30, 2008
Total revenues(2)	$242,020	$80,964	$1,085	$324,069
Earnings (loss) from equity method investments	—	616	5,454	6,070
Total operating and interest expense(3)	381,008	45,303	185,643	611,954
Net operating income (loss)(4)	(138,988)	36,277	(179,104)	(281,815)
Three months ended June 30, 2007
Total revenues(2)	$223,950	$76,446	$6,171	$306,567
Earnings (loss) from equity method investments	—	(110)	8	(102)
Total operating and interest expense(3)	7,839	32,979	171,301	212,119
Net operating income (loss)(4)	216,111	43,357	(165,122)	94,346
Six months ended June 30, 2008
Total revenues (2)	$574,877	$162,827	$2,316	$740,020
Earnings (loss) from equity method investments	—	1,266	2,207	3,473
Total operating and interest expense(3)	476,393	74,989	394,896	946,278
Net operating income (loss)(4)	98,484	89,104	(390,373)	(202,785)
Six months ended June 30, 2007
Total revenues(2)	$426,627	$148,705	$11,121	$586,453
Earnings (loss) from equity method investments	—	(220)	(1,233)	(1,453)
Total operating and interest expense(3)	15,947	62,552	329,882	408,381
Net operating income (loss)(4)	410,680	85,933	(319,994)	176,619
As of June 30, 2008
Total long-lived assets(5)	$10,823,099	$3,120,804	—	$13,943,903
Total assets	11,269,373	3,498,917	850,850	15,619,140
As of December 31, 2007
Total long-lived assets(5)	$10,949,354	$3,309,866	$128,720	$14,387,940
Total assets	11,282,121	3,686,941	879,236	15,848,298

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

(3)
Total operating and interest expense includes provision for loan losses for the Real Estate Lending business and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense and loss on early extinguishment of debt specifically related to each segment. Interest expense on unsecured notes and the unsecured and secured revolving credit facilities and general and administrative expense is included in Corporate/Other for all periods. Depreciation and amortization of $24.9 million and $21.5 million for the three months ended June 30, 2008 and 2007, respectively, and $49.6 million and $40.2 million for the six months ended June 30, 2008 and 2007, respectively, are included in the amounts presented above.

(4)
Net operating income represents income before minority interest, income from discontinued operations, gain from discontinued operations and gain on sale of joint venture interest.

(5)
Total long-lived assets are comprised of Loans and other lending investments, net, Corporate tenant lease assets, net, and timber and timberlands, net for the Real Estate Lending, Corporate Tenant Leasing and Corporate/Other segments, respectively.

Note 17—Subsequent Events

        On July 31, 2008, the Company announced that its Board of Directors approved a $50 million Common Stock share repurchase program. This program is in addition to the Company's previously disclosed 5.0 million share program (see Note 9 for further detail).

        Subsequent to June 30, 2008, an issuer of a security held by the Company, which had an aggregate carrying value of $63.4 million as of June 30, 2008, declared bankruptcy. The Company recorded an other-than-temporary impairment charge on this security based on its market price as of June 30, 2008 and will continue to evaluate this security for impairment in future periods.

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

Executive Overview

        The credit crisis, which began in earnest in mid-2007, has significantly impacted corporate credit spreads, increasing our cost of funds and limiting our access to the unsecured debt markets—our primary source of debt financing. The current financial turmoil has also adversely impacted certain of our borrowers' ability to service their debt and refinance their loans as they mature. In addition, a large percentage of our portfolio is residential condominium construction loans and land intended to be used for residential development. The proceeds from residential condominium sales are generally used to repay principal on our loans. The slow down in residential sales due to falling home prices and reduced availability in the single family mortgage market and concerns over the capital adequacy of U.S. Government-sponsored entities such as Fannie Mae and Freddie Mac have contributed to significant deterioration in the overall financial markets and the ability of some of our borrowers to repay.

        We generated $31.1 million of net income on over $324.1 million of revenue resulting in $0.15 of diluted earnings per common share and $(1.46) of adjusted diluted earnings per common share.

        Our new commitments for the second quarter totaled $13.0 million in two separate transactions and we funded $2.6 million of these commitments during the quarter. However, we also funded $978.5 million of pre-existing commitments during the quarter and received gross principal repayments of approximately $1.18 billion. We ended the quarter with $15.62 billion in total assets and $17.50 billion in assets under management (including participated assets).

        Our results of operations continue to be impacted by the credit crisis. It has also had a negative impact on the value of some of our investments. Based on increased risks in our loan portfolio, as well as the deterioration in economic and financial conditions, we had provisions for loan losses of $276.7 million this quarter, versus $5.0 million in the second quarter of 2007. As the severity and longevity of the credit crisis has continued, we have had material increases in our watch list and non-performing loans.

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

The following table summarizes these key metrics:

	For the Three Months Ended June 30,
	2008	2007
Adjusted Diluted EPS	$(1.46)	$1.02
Net Finance Margin(1)(2)	3.1%	3.2%
Return on Average Common Book Equity	3.5%	15.4%
Adjusted Return on Average Common Book Equity	(33.8)%	20.7%

    Explanatory Notes:

    (1)
    For the three months ended June 30, 2008 and 2007, operating lease income used to calculate the net finance margin includes amounts from discontinued operations of $3,434 and $342, respectively. For the three months ended June 30, 2008 and 2007, operating costs—corporate tenant lease assets used to calculate the net finance margin includes amounts from discontinued operations of $(169) and $24, respectively.

    (2)
    Net finance margin for the three months ended June 30, 2008 includes the amortization of the Fremont CRE loan purchase discount of $16.9 million. Excluding this amortization, the net finance margin would have been 2.8% for the three months ended June 30, 2008.

Results of Operations for the Three Months Ended June 30, 2008 compared to the Three Months Ended June 30, 2007

Revenue

	For the Three Months Ended June 30,
	2008	2007	% Change
	(in thousands)
Interest income	$235,354	$192,165	22%
Operating lease income	80,955	76,449	6%
Other income	7,760	37,953	(80)%

Total Revenue	$324,069	$306,567	6%

        The increase in total revenue in the second quarter of 2008 compared to the second quarter of 2007 was primarily due to additional interest income of $73.8 million resulting from the Fremont CRE acquisition. Included in this interest on the acquired loans was $16.9 million of discount amortization related to the initial purchase discount that we recorded on the Fremont CRE acquisition. This was offset by a decrease in interest income due to a decrease in the average outstanding balance of loans and other lending investments in our core portfolio, excluding the loans acquired from Fremont CRE, and an increase in our non-performing loans. In addition, there was a decrease in interest income on the Company's variable-rate lending investments as a result of lower average one-month LIBOR rates of 2.6% in the second quarter of 2008, compared to 5.3% in the second quarter of 2007.

        Operating lease income also contributed to the increase in total revenue primarily due to increased income from properties acquired in 2007 and in 2008.

        Other income was lower in the second quarter of 2008 than the second quarter of 2007 primarily due to a decrease in income from prepayment penalties. During the second quarter of 2008 other income included income from loan prepayment penalties and loan repayments of $5.9 million and other income of $1.9 million. During the second quarter 2007, other income included income from loan prepayment penalties and loan repayments of $31.5 million, and other income of $6.4 million.

Interest Expense

	For the Three Months Ended June 30,
	2008	2007	% Change
	(in thousands)
Interest expense	$162,876	$139,174	17%

        During the second quarter of 2008, our average outstanding debt balance was $3.91 billion higher than it was during the same period in 2007, resulting in the majority of the increase in interest expense. The increase in borrowings was attributed to the interim financing facility used to finance the Fremont CRE acquisition, increased borrowings on both of our unsecured and secured credit facilities, as well as the new secured term loans in 2008. Higher borrowings were partially offset by lower average rates, which decreased to 4.71% during the second quarter of 2008 as compared to 5.68% during the same period in 2007.

Other Costs and Expenses

	For the Three Months Ended June 30,
	2008	2007	% Change
	(in thousands)
Operating costs—corporate tenant lease assets	$5,040	$7,061	(29)%
Depreciation and amortization	24,886	21,481	16%
General and administrative	44,004	39,403	12%
Provision for loan losses	276,660	5,000	>100%
Impairment of goodwill	39,092	—	>100%
Impairment of other assets	57,692	—	>100%
Other expense	1,704	—	>100%

Total other costs and expenses	$449,078	$72,945	>100%

        Total other costs and expenses increased by approximately $376.1 million primarily due to the increase in our provision for loan losses and non-cash asset impairment charges recorded during the second quarter of 2008.

        The $271.7 million increase in our provision for loan losses was attributed to additional asset-specific reserves as well as negative trends in the overall economy and growth in our historical portfolio and our acquired loan portfolio, as further described in the "Risk Management" section.

        At the end of the second quarter of 2008 due to an overall deterioration in market conditions within the commercial real estate lending environment, as evidenced by our increased provision for loan losses and a decrease in expected originations, we evaluated our goodwill for impairment. As a result of our analysis, we recorded a non-cash impairment charge of $39.1 million to reduce the carrying value of the goodwill in our real estate lending reporting unit to zero.

        In addition, we recorded a non-cash charge of $12.5 million, reflected in "Impairment of other assets", to reduce the carrying value of certain intangible assets related to the Fremont CRE acquisition based on their revised estimated fair values.

        Also included in "Impairment of other assets" are non-cash impairment charges of $40.0 million related to certain held-to-maturity and available-for-sale securities in our loans and other lending investments portfolio as well as a $5.2 million non-cash impairment charge for a cost method investment included in our other investments portfolio. Each of these impairments were determined based on our assessment that the decline in fair value of these securities was other than temporary.

Other Components of Net Income

         Gain on sale of joint venture interest, net of minority interest—On April 1, 2008, we closed on the sale of our TimberStar Southwest joint venture and the venture's approximately 900,000-acre portfolio of forestland and related assets for a gross sales price of $1.71 billion, including the assumption of debt. We received net proceeds of approximately $417.0 million for our interest in the venture and recorded a gain of $261.7 million, net of minority interest.

         Earnings (losses) from equity method investments—Earnings from equity method investments increased to $6.1 million for the three months ended June 30, 2008 compared to a loss of $0.1 million for the same period in 2007, primarily due to the sale of our TimberStar Southwest joint venture, as described above. Our share of losses from this venture was $0.1 million for the three months ended June 30, 2008 compared to losses of $3.2 million during the same period in 2007.

         Income from discontinued operations—For the three months ended June 30, 2008 and 2007, operating income earned by the Company on CTL and timber assets sold (prior to their sale) and assets held for sale of approximately $3.7 million and $9.3 million, respectively, is classified as "discontinued operations," even though such income was recognized by the Company prior to the asset dispositions or classification as "Assets held for sale" on the Company's Consolidated Balance Sheets.

         Gain from discontinued operations—During the three months ended June 30, 2008, we sold a portfolio of 32 CTL assets to one buyer and also sold four CTL assets to three different buyers for aggregate net proceeds of $245.1 million, and recognized gains of approximately $23.3 million. In addition, we also closed on the sale of our Maine Timber property for net proceeds of $152.9 million resulting in a gain of $23.4 million, net of minority interest.

        During the three months ended June 30, 2007, the Company disposed of four CTL assets for net proceeds of $29.8 million and recognized a gain of approximately $5.4 million.

Results of Operations for the Six Months Ended June 30, 2008 compared to the Six Months Ended June 30, 2007

Revenue

	For the Six Months Ended June 30,
	2008	2007	% Change
	(in thousands)
Interest income	$511,453	$373,025	37%
Operating lease income	162,782	147,860	10%
Other income	65,785	65,568	—%

Total Revenue	$740,020	$586,453	26%

        The increase in total revenue in the first six months of 2008 compared to the first six months of 2007 was primarily due to additional interest income of $159.8 million resulting from the Fremont CRE acquisition. Included in this interest on the acquired loans was $45.2 million of discount amortization related to the initial purchase discount that we recorded on the Fremont CRE acquisition. This was offset by a decrease in interest income due to a decrease in the average outstanding balance of loans and other lending investments in our core portfolio, excluding the loans acquired from Fremont CRE, and an increase in our non-performing loans. In addition, there was a decrease in interest income on the Company's variable-rate lending investments as a result of lower average one-month LIBOR rates of 2.9% in the first six months of 2008, compared to 5.3% in the first six months of 2007.

        Operating lease income also contributed to the increase in total revenue primarily due to increased income from properties that were acquired and have become fully operational in the second half of 2007 and 2008.

        Other income for the first half of 2008 was essentially the same as compared to the first half of 2007. During the six months ended June 30, 2008, other income primarily included income from loan prepayment penalties and loan repayments of $14.8 million and a $44.9 million gain resulting from the redemption of a participation interest that was received as part of a prior lending investment. During the six months ended June 30, 2007, other income included income from loan prepayment penalties and loan repayments of $32.2 million and income from a loan participation feature of $19.0 million.

Interest Expense

	For the Six Months Ended June 30,
	2008	2007	% Change
	(in thousands)
Interest expense	$331,091	$267,701	24%

        During the first half of 2008, our average outstanding debt balance was $4.14 billion higher than it was during the same period in 2007, resulting in the majority of the increase in interest expense. The increase in borrowings was attributed to the interim financing facility used to finance the Fremont CRE acquisition, increased borrowings on both our unsecured and secured credit facilities as well as the new secured term loans in 2008. Higher borrowings were partially offset by lower average rates, which decreased to 5.03% during the first half of 2008 as compared to 5.77% during the same period in 2007.

Other Costs and Expenses

	For the Six Months Ended June 30,
	2008	2007	% Change
	(in thousands)
Operating costs—corporate tenant lease assets	$10,393	$13,516	(23)%
Depreciation and amortization	49,566	40,233	23%
General and administrative	86,780	76,931	13%
Provision for loan losses	366,160	10,000	>100%
Impairments of goodwill	39,092	—	>100%
Impairments of other assets	57,692	—	>100%
Other expense	5,504	—	>100%

Total other costs and expenses	$615,187	$140,680	>100%

        Total other costs and expenses increased by approximately $474.5 million primarily due to the increase in our provisions for loan losses and non-cash asset impairment charges recorded during the first half of 2008.

        The $356.2 million increase in our provision for loan losses was attributed to additional asset-specific reserves as well as negative trends in the overall economy and growth in our historical portfolio and our acquired loan portfolio, as further described in the "Risk Management" section.

        At the end of the second quarter of 2008, due to an overall deterioration in market conditions within the commercial real estate lending environment, as evidenced by our increased specific provision for loan losses and a decrease in expected originations we evaluated our goodwill for impairment. As a result of our analysis, we recorded a non-cash impairment charge of $39.1 million to reduce the carrying value of the goodwill in our real estate lending reporting unit to zero.

        In addition, we recorded a non-cash charge of $12.5 million, reflected in "Impairment of other assets", to reduce the carrying value of certain intangible assets related to the Fremont CRE acquisition, based on their revised estimated fair values.

        Also included in "Impairment of other assets" are non-cash impairment charges of $40.0 million related to certain held-to-maturity and available-for-sale securities in our loans and other lending investments portfolio as well as a $5.2 million non-cash impairment charge for a cost method investment included in our other investments portfolio. Each of these impairments were determined based on our assessment that the decline in fair value of these securities was other than temporary.

        General and administrative expenses increased $9.8 million primarily due to higher payroll related costs resulting from increased headcount as a result of the Fremont acquisition in July 2007.

        Depreciation and amortization increased $9.3 million as a result of the acquisitions and improvements of new CTL assets.

Other Components of Net Income

         Gain on sale of joint venture interest, net of minority interest—On April 1, 2008, we closed on the sale of our TimberStar Southwest joint venture and the venture's approximately 900,000-acre portfolio of forestland and related assets for a gross sales price of $1.71 billion, including the assumption of debt. We received net proceeds of approximately $417.0 million for our interest in the venture and recorded a gain of $261.7 million, net of minority interest.

         Earnings (losses) from equity method investments—Earnings from equity method investments increased to $3.5 million for the first six months of 2008 compared to a loss of $1.5 million for the same period in 2007, primarily due to the sale of our TimberStar Southwest joint venture, as described above. Our share of losses from this venture was $3.2 million for the six months ended June 30, 2008 compared to losses of $7.2 million during the same period in 2007.

         Income from discontinued operations—For the six months ended June 30, 2008 and 2007, operating income earned by the Company on CTL and timber assets sold (prior to their sale) and assets held for sale of approximately $9.2 million and $19.2 million, respectively, is classified as "discontinued operations," even though such income was recognized by the Company prior to the asset dispositions or classification as "Assets held for sale" on our Consolidated Balance Sheets.

         Gain from discontinued operations—During the six months ended June 30, 2008, we sold a portfolio of 32 CTL assets to one buyer and also six CTL assets to five different buyers for net aggregate proceeds of $253.3 million, and recognized gains of approximately $25.4 million. In addition, we also closed on the sale of our Maine Timber property for net proceeds of $152.9 million resulting in a gain of $23.4 million, net of minority interest.

        During the six months ended June 30, 2007, the Company disposed of six CTL assets for net proceeds of $64.7 million and recognized gains of approximately $6.8 million.

Adjusted Earnings

        We measure our performance using adjusted earnings in addition to net income. Adjusted earnings represent net income allocable to common shareholders and HPU holders computed in accordance with GAAP, before depreciation, depletion, amortization, gain from discontinued operations, ineffectiveness on interest rate hedges, impairments of goodwill and intangible assets, extraordinary items and cumulative effect of change in accounting principle. Adjustments for joint ventures reflect our share of adjusted earnings calculated on the same basis.

        We believe that adjusted earnings is a helpful measure to consider, in addition to net income, because this measure helps us to evaluate how our commercial real estate finance business is performing compared to other commercial finance companies, without the effects of certain GAAP adjustments that are not necessarily indicative of current operating performance. The most significant GAAP adjustments that we exclude in determining adjusted earnings are depreciation, depletion, amortization and impairments of goodwill and intangible assets, which are typically non-cash charges. As a commercial finance company that focuses on real estate and corporate lending and corporate tenant leasing, we record significant depreciation on our real estate assets, depletion on our timber assets, and amortization of deferred financing costs associated with our borrowings. Depreciation, depletion and amortization do not affect our daily operations, but they do impact financial results under GAAP. By measuring our performance using adjusted earnings and net income, we are able to evaluate how our business is performing both before and after giving effect to recurring GAAP adjustments such as depreciation, depletion and amortization (including earnings from joint venture interests on the same basis) and excluding impairments of goodwill and intangible assets which are non-recurring items and gains or losses from the sale of assets that will no longer be part of continuing operations.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Adjusted earnings:
Net income	$31,091	$109,062	$117,481	$203,161
Add: Depreciation, depletion and amortization	26,064	23,366	53,701	45,244
Add: Joint venture income	—	31	4	61
Add: Joint venture depreciation, depletion and amortization	1,945	9,748	10,570	20,585
Add: Amortization of deferred financing costs	10,423	6,713	18,773	13,157
Add: Impairment of goodwill and intangible assets	51,549	—	51,549	—
Less: Hedge ineffectiveness, net	(2,341)	—	(850)	—
Less: Gains from discontinued operations, net of minority interest	(46,787)	(5,362)	(48,843)	(6,778)
Less: Gain on sale of timber joint venture investment, net of minority interest	(261,659)	—	(261,659)	—
Less: Preferred dividend requirement	(10,580)	(10,580)	(21,160)	(21,160)

Adjusted diluted earnings (loss) allocable to common shareholders and HPU holders(1)	$(200,295)	$132,978	$(80,434)	$254,270

Weighted average diluted common shares outstanding	134,518	127,963	134,699	127,915

Explanatory Note:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program. For the three months ended June 30, 2008 and 2007, adjusted diluted earnings allocable to common shareholders and HPU holders includes $(4,139) and $2,886 of adjusted earnings (loss) allocable to HPU holders, respectively. For the six months ended June 30, 2008 and 2007, adjusted diluted earnings (loss) allocable to common shareholders and HPU holders includes $(1,668) and $5,519 of adjusted earnings (loss) allocable to HPU holders, respectively

Risk Management

         Loan Credit Statistics—The table below summarizes our non-performing loans and details the reserve for loan losses associated with our loans (in thousands):

	As of June 30, 2008	As of December 31, 2007
Non-performing loans
Carrying value	$1,072,011	$719,366
Participated portion	268,426	474,303

Gross Loan Value	$1,340,437	$1,193,669
As a percentage of total gross loan value	10.5%	8.7%
Watch list loans
Carrying value	$1,283,691	$1,240,228
Participated portion	170,382	375,179

Gross Loan Value	$1,454,073	$1,615,407
Reserve for loan losses	$460,134	$217,910
As a percentage of total gross loan value	3.6%	1.6%
As a percentage of non-performing loans(1)	34.3%	18.3%
Other real estate owned
Carrying value	$269,145	$128,558

    Explanatory Note:

    (1)
    Non-performing loans includes our carrying value and the Fremont CRE participation interest on the associated assets.

         Non-Performing Loans—All non-performing loans are placed on non-accrual status and income is recognized only upon actual cash receipt. We designate loans as non-performing at such time as: (1) management determines the borrower is incapable of, or has ceased efforts towards, curing the cause of an impairment; (2) the loan becomes 90 days delinquent; or (3) the loan has a maturity default. As of June 30, 2008, we had 39 non-performing loans with an aggregate carrying value of $1.07 billion and an aggregate gross loan value of $1.34 billion, or 10.5% of total gross loan value. Given the changing current commercial real estate market conditions, the process of estimating collateral values and reserves will continue to require significant judgment on the part of management. Management believes there is adequate collateral and reserves to support the book values of the loans.

         Watch List Assets—We conduct a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset- specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." As of June 30, 2008, we had 30 assets on the credit watch list, excluding those assets included in non-performing loans above, with an aggregate carrying value of $1.28 billion and an aggregate gross loan value of $1.45 billion, or 11.4% of total gross loan value.

         Reserve For Loan Losses—During the six months ended June 30, 2008, we added $242.2 million to the reserve for loan losses, which was the result of $366.2 million of provisioning for loan losses reduced by $123.9 million of charge-offs. The reserve is generally increased through the provision for loan losses, which reduces income in the period recorded and reduced through actual charge-offs.

        The reserve for loan losses includes an asset-specific component and a formula-based component. As of June 30, 2008, we had $237.2 million of asset-specific reserves related to 30 non-performing loans. A reserve is established for a non-performing loan when the estimated fair value of the loan less costs to sell is lower than the carrying value of the loan. All of our non-performing loans were tested for impairment as of June 30, 2008.

        The formula-based general reserve was $223.0 million on June 30, 2008. During the six months ended June 30, 2008, we have increased reserves to reflect the continued deterioration in the overall credit markets and its impact on our portfolio. Required balances for this reserve are derived from probabilities of principal loss and loss given default estimates assigned to the portfolio during the Company's quarterly internal risk rating assessment. Probabilities of principal loss and severity factors are based on industry and/or internal experience and may be adjusted for significant factors that, based on the Company's judgment, impact the collectability of the loans as of the balance sheet date.

         Other Real Estate Owned—During the six months ended June 30, 2008, we acquired by foreclosure, or by deed-in-lieu of foreclosure, property valued at $218.7 million. The carrying value of the loans that these properties collateralized at the time we took title was $265.3 million. The transfer of these assets from loans to OREO resulted in $46.6 million in charge-offs against the reserve for loan losses. In addition, during the six months ended June 30, 2008 we sold two of the properties held in OREO for net proceeds of $81.3 million, resulting in a gain of $0.5 million. We also sold units within the OREO properties during the six months ended June 30, 2008 for net proceeds of $5.0 million.

         Gross Loan Value—Gross Loan Value of a loan is computed by adding iStar's carrying value of the loan and the participation interest sold on the Fremont CRE portfolio. It represents what the carrying value of the loan would have been if the loan participation had not occurred. Under the terms of the participation, the Fremont CRE participation will receive 70% of all loan principal payments, including principal that iStar has funded. Therefore, iStar is in the first loss position and we believe that presentation of the Gross Loan Value is more relevant than a presentation of our carrying value when discussing our risk of loss on the loans in the Fremont CRE Portfolio.

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

        Liquidity in the capital markets has been severely constrained since the beginning of the credit crisis, increasing our cost of funds and limiting our access to the unsecured debt markets- our primary source of debt financing. However during 2008, we have generated approximately $2.87 billion in liquidity through various capital markets initiatives and strategic asset sales. Such transactions included $1.30 billion of secured financings, $750.0 million of unsecured financings and net proceeds totaling $823.2 million associated with strategic asset sales of our Timber investments and certain CTL portfolio assets. We used a portion of the proceeds from these transactions to repay the $1.29 billion balance outstanding on the interim facility that we used to acquire Fremont and as a result our only remaining long-term debt obligation in 2008 is $50.3 million of senior notes maturing in August 2008.

        As of June 30, 2008 we had $1.42 billion of cash and credit facility available, and expect to receive additional proceeds from asset repayments during the third and fourth quarters. We expect amounts available under our credit facilities, repayments received from our existing loans and proceeds generated from certain asset sales will be sufficient to meet our near term liquidity needs including the senior notes due in August 2008. As a result we do not expect to raise additional debt or equity in the capital markets this year. However, our ability to meet our short-term and long-term liquidity requirements will be impacted by our borrowers' ability to repay their obligations to us and our ability to execute certain asset sales. Therefore, we will continue to assess the market and consider raising additional liquidity through the issuance of unsecured debt or equity, at a higher cost of funds than our secured financing alternatives, if necessary.

        Our ability to obtain additional debt and equity financing will depend in part on our ability to comply with the financial covenants in our unsecured credit facilities and our publicly held debt securities, as further described in the Debt Covenants section below. In addition, any decision by our lenders and investors to provide us with additional financing will depend upon a number of other factors, such as our compliance with the terms of existing credit arrangements, our financial performance, our credit rating, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities. Additionally, our borrowers' abilities to access capital to repay their obligations to us may also impact our ability to meet our short-term and long-term liquidity requirements.

        The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of June 30, 2008. We have no other long-term liabilities that would constitute a contractual obligation.

	Principal And Interest Payments Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	6-10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations(1)(2):
Unsecured notes	$7,358,422	$611,731	$2,090,000	$2,250,000	$2,406,691	$—
Convertible notes	800,000	—	—	800,000	—	—
Unsecured revolving credit facilities	2,430,610	—	1,582,279	848,331	—	—
Secured term loans(2)	1,612,478	136,393	1,321,298	72,939	13,119	68,729
Trust preferred	100,000	—	—	—	—	100,000

Total	12,301,510	748,124	4,993,577	3,971,270	2,419,810	168,729
Interest Payable(3)	2,458,535	568,075	995,801	546,913	268,452	79,294
Operating Lease Obligations(4)	286,743	6,235	41,568	40,220	95,276	103,444

Total(5)	$15,046,788	$1,322,434	$6,030,946	$4,558,403	$2,783,538	$351,467

Explanatory Notes:

(1)
Assumes exercise of extensions to the extent such extensions are at our option.

(2)
This table excludes $28.7 million of borrowings under secured term loans as these amounts have original maturities of less than one year.

(3)
All variable rate debt assumes a 30-day LIBOR rate of 2.46% (the 30-day LIBOR rate at June 30, 2008).

(4)
We also have a $1.0 million letter of credit outstanding as security for a corporate office lease.

(5)
We also have letters of credit outstanding totaling $13.9 million as additional collateral for two of our investments. See "Off-Balance Sheet Transactions" below, for a discussion of certain unfunded commitments related to our lending and CTL business.

        Our primary source of short-term funds is an aggregate of $3.42 billion of available credit under our two committed unsecured revolving credit facilities, which includes a $2.22 billion facility, maturing in June 2011, as well as a $1.20 billion facility, maturing in June 2012. As of June 30, 2008, there was approximately $974.5 million which was immediately available to draw under these facilities at our discretion. In addition, we have a $500.0 million secured revolving credit facility for which availability is based on percentage borrowing base calculations. There were no amounts outstanding under the secured credit facility as of June 30, 2008. During the six months ended June 30, 2008, we amended and restated our $500.0 million secured credit facility to allow us to extend the maturity from September 2008 to September 2009.

        During the quarter ended June 30, 2008, we repaid all outstanding indebtedness on the interim financing facility that we used to fund the Fremont CRE acquisition in July 2007.

         Unencumbered Assets/Unsecured Debt—The following table shows the ratio of unencumbered assets to unsecured debt at June 30, 2008 and December 31, 2007 (in thousands):

	As of June 30, 2008	As of December 31, 2007
Total Unencumbered Assets	$13,950,012	$15,769,061
Total Unsecured Debt(1)	$10,689,032	$12,073,007
Unencumbered Assets/Unsecured Debt	131%	131%

    Explanatory Note:

    (1)
    See Note 8 to our Consolidated Financial Statements for a more detailed description of our unsecured debt.

         Capital Markets Activity—In May 2008, we issued $750 million aggregate principal amount of senior unsecured notes bearing interest at an annual rate of 8.625% and maturing in June 2013. We primarily used the proceeds from the issuance of these securities to repay outstanding indebtedness under our unsecured revolving credit facility. We also entered into interest rate swap agreements to swap the fixed interest rate on the $750 million Senior Notes for a variable interest rate (see Note 10 for further details).

        In May 2008, we repurchased $13.6 million of our Senior Floating Rate Notes maturing in March 2009 and $10.0 million of our Senior Floating Rate Notes maturing in September 2009 in open market transactions. In connection with these repurchases, we recorded an aggregate net gain on early extinguishment of debt of approximately $1.6 million and reflected this as a reduction of "Other expense". We may repurchase additional debt securities that we have issued from time to time in open market transactions or privately negotiated purchases. There can be no assurance as to the timing or amount of any such repurchases.

        In March 2008, we repaid $570 million aggregate principal amount of both fixed and floating rate Senior Notes.

         Other Financing Activity—During the second quarter of 2008, we closed on a $947.9 million secured term note maturing in April 30, 2011. This note is collateralized by 34 properties in our Corporate Tenant Lease portfolio and bears interest at the greater of 6.25% or LIBOR + 3.40%.

        In March 2008, we entered into a $300 million senior secured term loan maturing in March 2009 with a six-month extension at our option. Borrowings under this facility bear interest at a rate of LIBOR + 2.50% and are collateralized by investments included in our loans and other lending investments portfolio.

        Also in March 2008, we closed on a $53.3 million secured term note maturing in March 2011. This note is collateralized by four assets in our Corporate Tenant Lease portfolio and bears interest at LIBOR + 1.65%.

        As of June 30, 2008, future scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1)(2):

2008 (remaining six months)	$50,331
2009	1,487,794
2010	1,105,539
2011	3,613,638
2012	2,648,331
Thereafter	3,395,877

Total principal maturities	12,301,510
Unamortized debt discounts/premiums, net	(96,874)
Fair value adjustment to hedged items (see Note 10)	7,063

Total long-term debt obligations	$12,211,699

    Explanatory Notes:

    (1)
    Assumes exercise of extensions to the extent such extensions are at our option.

    (2)
    This table excludes $28.7 million of borrowings under secured term loans as these amounts have original maturities of less than one year.

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

        At June 30, 2008, derivatives with a fair value of $29.9 million were included in other assets and derivatives with a fair value of $25.2 million were included in other liabilities.

         Off-Balance Sheet Transactions—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity.

        We have certain discretionary and non-discretionary unfunded commitments related to our loans, CTLs and other lending investments that we may be required to, or choose to, fund in the future. Discretionary commitments are those under which we have sole discretion with respect to future funding. Non-discretionary commitments are those that we are generally obligated to fund at the request of the borrower or upon the occurrence of events outside of our direct control. As of June 30, 2008, we had 215 loans with unfunded commitments totaling $3.64 billion, of which $3.12 billion was non-discretionary. In addition, we had $28.2 million of non-discretionary unfunded commitments related to four CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon completion of the improvements or construction, we would receive additional operating lease income from the customers. In addition, we have $7.1 million of non-discretionary unfunded commitments related to eight existing customers in the form of tenant improvements which were negotiated between the Company and the customers at the commencement of the leases. Further, we had 11 strategic investments with unfunded non-discretionary commitments of $249.3 million.

         Debt Covenants—Our ability to borrow under our unsecured credit facilities is dependent on maintaining compliance with various covenants, including minimum net worth as well as specified financial ratios such as fixed charge coverage, unencumbered assets to unsecured indebtedness, and leverage. As of June 30, 2008, we believe we are in full compliance with these covenants.

        Our publicly held debt securities also contain covenants for fixed charge coverage and unencumbered assets to unsecured indebtedness. If breached, the fixed charge coverage ratio covenant imposes limitations on incurrence of indebtedness. Based on our unsecured credit ratings at the end of the quarter, the financial covenants in some series of our publicly held debt securities were not operative. However, as a result of subsequent downgrades discussed below, the financial covenants in all of our publicly held debt securities are operative. We believe we are in full compliance with these covenants as of June 30, 2008; however, our ability to remain in compliance with the financial covenants will be challenged by increases in general loan loss reserves, non-performing loans and the slow-down in asset originations. See below for further discussion of ratings triggers as they relate to our covenants.

         Ratings Triggers—The two committed unsecured revolving credit facilities aggregating $3.42 billion that we had in place at June 30, 2008, bear interest at LIBOR + 0.525% per annum based on our senior unsecured credit ratings of BBB from S&P, Baa2 from Moody's and BBB from Fitch as of the end of the quarter. Our ability to borrow under our unsecured revolving credit facilities is not dependent on our credit ratings. The interest rate that we incur on borrowings under our unsecured revolving credit facilities are based on the higher of our credit ratings from S&P and Moody's. Subsequent to quarter end, our senior unsecured debt ratings were downgraded one notch by Moody's and Fitch, to Baa3 and BBB-. These recent downgrades did not affect the pricing on our credit facilities. However, if we were to be downgraded by S&P, our borrowings under these facilities would bear interest at LIBOR + 0.70% per annum. Further downgrades from both S&P and Moody's would also further increase our borrowing rates under these facilities.

        As a result of these downgrades the financial covenants in our publicly held debt securities, including limitations on the incurrence of additional indebtedness and maintenance of unencumbered assets compared to unsecured indebtedness, are operative. We believe we are currently in full compliance with these covenants.

        Except as described above, there are no other ratings triggers in any of our debt instruments or other operating or financial agreements at June 30, 2008.

         Transactions with Related Parties—We have substantial investments in minority interests of Oak Hill Advisors, L.P., Oak Hill Credit Alpha MGP LLC, OHSF GP Partners II, LLC, Oak Hill Credit Opportunities MGP, LLC, OHSF GP Partners (Investors), LLC, OHA Finance MGP, LLC, OHA Capital Solutions MGP, LLC and OHA Strategic Credit Fund. (see Note 6 to the Consolidated Financial Statements for further detail). In relation to our investment in these entities, we appointed to our Board of Directors a member that holds a substantial investment in these same eight entities. As of June 30, 2008, the carrying value in these ventures was $178.7 million. We have also invested in eight funds managed by Oak Hill Advisors, L.P., which have a carrying value of $9.2 million as of June 30, 2008.

         DRIP/Stock Purchase Plans—During the three months ended June 30, 2008 and 2007, we issued a total of approximately 32,000 shares and 12,400 shares of common stock, respectively, and during the six months ended June 30, 2008 and 2007, we issued approximately 57,000 and 19,800 shares of its common stock, respectively, through the dividend reinvestment and direct stock purchase plans. Net proceeds for each of the three months ended June 30, 2008 and 2007 was approximately $0.6 million and $1.1 million and $0.9 million during the six months ended June 30, 2008 and 2007, respectively. There are approximately 2.0 million shares available for issuance under the plan as of June 30, 2008

         Stock Repurchase Program—During the three months ended June 30, 2008, we repurchased 235,000 shares of our outstanding common stock for a cost of approximately $3.7 million at an average cost per share of $15.57. During the six months ended June 30, 2008, we repurchased 335,000 shares of our outstanding common stock for a cost of approximately $5.2 million at an average cost per share of $15.52. There were no shares repurchased during the three and six months ended June 30, 2007. As of June 30, 2008, there were approximately 1.4 million shares available to purchase under our 5.0 million share repurchase program. On July 31, 2008, we announced that our Board of Directors has authorized us to repurchase an additional $50 million of our common stock in open market purchases or privately negotiated transactions from time to time. There can be no assurance as to the timing or amount of any such repurchases.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        There have been no material changes in Quantitative and Qualitative Disclosures About Market Risk for the first six months of 2008 as compared to the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2007. See discussion of quantitative and qualitative disclosures about market risk under "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk" included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the disclosure committee and other members of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Arnold v. iStar Financial Inc., et al.

        On April 16, 2008, Lee Arnold, a purported shareholder of the Company, filed a Verified Shareholder Derivative Complaint in the United States District Court for the Southern District of New York against current and former members of the Board of Directors and several current executive officers, and named the Company as a nominal defendant. The complaint alleges claims for breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the Securities Exchange Act of 1934, as amended, resulting from an alleged failure to disclose the impact of the Company's acquisition of the commercial real estate business and portfolio of Fremont Investment and Loan. Plaintiff alleges that this conduct has caused substantial monetary losses to the Company and seeks restitution, attorneys' fees and costs, corporate governance reforms and other equitable relief.

Securities Class Action Litigations

        Two purported class action lawsuits are pending in the United States District Court for the Southern District of New York. On April 14, 2008, Citiline Holdings, Inc. filed a lawsuit and on April 24, 2008, Dennis Christenson filed a substantially similar lawsuit. Both suits are purportedly filed on behalf of the same putative class of investors who purchased common stock in the Company's December 13, 2007 public offering. The complaints name the Company and certain of its current executive officers as defendants and allege violations of the Securities Act of 1933, as amended, in connection with the December 2007 public offering. The complaints seek certification as a class action, compensatory damages plus interest and attorneys' fees, and rescission of the public offering. The Court has not yet appointed a lead plaintiff for this litigation, no class has been certified and discovery has not begun.

        The Company and the individual defendants believe these suits have no merit and intend to defend themselves vigorously against the actions.

ITEM 1A.    RISK FACTORS

        No changes from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the six months ended June 30, 2008:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs(1)
March 1–March 31, 2008	100,000	$15.39	100,000	1,586,900
June 1–June 30, 2008	235,000	$15.57	235,000	1,351,900

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of the Company was held on May 28, 2008.

        1.    Election of Directors:    At the meeting, seven directors were elected for terms expiring in 2009. For each nominee, the numbers of votes cast for and withheld were as follows:

NOMINEE	FOR	WITHHELD
JAY SUGARMAN	120,184,166	1,366,280
GLENN R. AUGUST	120,130,543	1,719,903
ROBERT W. HOLMAN, JR.	119,740,582	2,109,865
ROBIN JOSEPHS	116,056,425	5,794,022
JOHN G. McDONALD	119,978,150	1,872,296
GEORGE R. PUSKAR	119,729,970	2,120,477
JEFFREY A. WEBER	120,105,222	1,745,225

        2.    Non-Employee Directors' Deferral Plan:    Also at the meeting, the shareholders approved the proposal to reauthorize the issuance of common stock equivalents to non-employee directors as part of their annual directors' compensation under the iStar Financial Inc. Non-Employee Directors' Deferral Plan. The numbers of votes cast for and against the proposal and the number of abstentions were as follows:

FOR	AGAINST	ABSTAIN
85,100,352	3,404,362	199,312

        3.    Ratification of Independent Registered Public Accounting Firm:    Also at the meeting, the shareholders ratified the selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the year ending December 31, 2008. The number of votes cast for and against the ratification of the selection of independent registered public accounting firm and the number of abstentions were as follows:

FOR	AGAINST	ABSTAIN
120,510,862	1,229,593	109,991

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS

a.     Exhibits

  4.1
  Twentieth Supplemental Indenture dated as of May 21, 2008 between iStar Financial Inc. and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on May 27, 2008).

  4.2
  Global Note evidencing 8.625% Senior Notes due 2013 issued on May 21, 2008 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on May 27, 2008).

  10.1
  Form of restricted stock unit award agreement (incorporated by reference from Exhibit 10.1 of the Company's March 31, 2008 Form 10-Q).

  31.0
  Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.

  32.0
  Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSTAR FINANCIAL INC. Registrant
Date: August 8, 2008	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (Principal executive officer)
Date: August 8, 2008	/s/ CATHERINE D. RICE Catherine D. Rice Chief Financial Officer (Principal financial and accounting officer)