Form 10-Q
period 2008-09-30
ISTAR FINANCIAL INC
filed 2008-11-07
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

        Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of October 31, 2008, there were 130,649,270 shares of common stock, $0.001/par value per share of iStar Financial Inc., ("Common Stock") outstanding.

 iStar Financial Inc.

Index to Form 10-Q

PART 1. CONSOLIDATED FINANCIAL INFORMATION

Item I.    Financial Statements

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	As of September 30, 2008	As of December 31, 2007
ASSETS
Loans and other lending investments, net	$10,744,047	$10,949,354
Corporate tenant lease assets, net	3,143,697	3,309,866
Other investments	527,760	856,609
Other real estate owned	277,232	128,558
Assets held for sale	3,657	74,335
Cash and cash equivalents	779,472	104,507
Restricted cash	59,329	32,977
Accrued interest and operating lease income receivable	89,200	121,405
Deferred operating lease income receivable	114,748	102,135
Deferred expenses and other assets	180,648	125,274
Goodwill	4,186	43,278

Total assets	$15,923,976	$15,848,298

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$348,189	$495,311
Debt obligations	13,060,499	12,399,558

Total liabilities	13,408,688	12,894,869

Commitments and contingencies	—	—
Minority interest in consolidated entities	61,206	53,948
Shareholders' equity:
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	4	4
Series E Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,600 shares issued and outstanding at September 30, 2008 and December 31, 2007	6	6
Series F Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	4	4
Series G Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 3,200 shares issued and outstanding at September 30, 2008 and December 31, 2007	3	3
Series I Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	5	5
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 137,224 issued and 132,043 outstanding at September 30, 2008 and 136,340 issued and 133,929 outstanding at December 31, 2007	136	135
Options	—	1,392
Additional paid-in capital	3,724,109	3,700,086
Retained earnings (deficit)	(1,209,409)	(752,440)
Accumulated other comprehensive income (losses) (see Note 13)	6,658	(2,295)
Treasury stock (at cost)	(77,234)	(57,219)

Total shareholders' equity	2,454,082	2,899,481

Total liabilities and shareholders' equity	$15,923,976	$15,848,298

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Interest income	$237,006	$316,829	$748,460	$689,836
Operating lease income	81,440	81,859	242,008	237,975
Other income	22,922	19,271	88,707	84,855

Total revenue	341,368	417,959	1,079,175	1,012,666

Costs and expenses:
Interest expense	168,040	173,376	499,131	441,095
Operating costs—corporate tenant lease assets	5,647	7,746	15,583	21,555
Depreciation and amortization	24,827	23,244	73,973	63,061
General and administrative	37,736	51,246	124,516	128,178
Provision for loan losses	411,142	62,000	777,302	72,000
Impairment of goodwill	—	—	39,092	—
Impairment of other assets	88,075	—	145,766	—
Other expense	(972)	2,949	6,127	2,949

Total costs and expenses	734,495	320,561	1,681,490	728,838

Income (loss) before earnings from equity method investments, minority interest and other items	(393,127)	97,398	(602,315)	283,828
Gain on early extinguishment of debt	68,321	—	69,916	—
Gain on sale of joint venture interest, net of minority interest	—	—	261,659	—
Earnings from equity method investments	1,905	2,598	5,377	1,145
Minority interest in consolidated entities	502	(277)	1,069	302

Income (loss) from continuing operations	(322,399)	99,719	(264,294)	285,275
Income from discontinued operations	688	4,880	11,222	15,705
Gain from discontinued operations, net of minority interest	19,955	1,045	68,798	7,823

Net income (loss)	(301,756)	105,644	(184,274)	308,803
Preferred dividend requirements	(10,580)	(10,580)	(31,740)	(31,740)

Net income (loss) allocable to common shareholders and HPU holders(1)	$(312,336)	$95,064	$(216,014)	$277,063

Per common share data(2):
Income (loss) from continuing operations per common share:
Basic	$(2.46)	$0.69	$(2.16)	$1.96
Diluted	$(2.46)	$0.68	$(2.16)	$1.94
Net income (loss) per common share:
Basic	$(2.30)	$0.74	$(1.58)	$2.14
Diluted	$(2.30)	$0.73	$(1.58)	$2.12
Weighted average number of common shares—basic	133,199	126,488	133,955	126,644
Weighted average number of common shares—diluted	133,199	127,508	133,955	127,782
Per HPU share data(2):
Income (loss) from continuing operations per HPU share:
Basic	$(463.13)	$130.41	$(412.19)	$370.54
Diluted	$(463.13)	$129.47	$(412.19)	$367.41
Net income (loss) per HPU share:
Basic	$(434.47)	$139.07	$(301.53)	$404.87
Diluted	$(434.47)	$138.07	$(301.53)	$401.47
Weighted average number of HPU shares—basic and diluted	15	15	15	15

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program (see Note 11).

(2)
See Note 12—Earnings Per Share for additional information.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2008
(In thousands)
(unaudited)

	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series I Preferred Stock	HPU's	Common Stock at Par	Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (losses)	Treasury Stock	Total
Balance at December 31, 2007	$4	$6	$4	$3	$5	$9,800	$135	$1,392	$3,700,086	$(752,440)	$(2,295)	$(57,219)	$2,899,481
Exercise of options	—	—	—	—	—	—	—	(1,392)	7,260	—	—	—	5,868
Dividends declared—preferred	—	—	—	—	—	—	—	—	—	(31,740)	—	—	(31,740)
Dividends declared—common	—	—	—	—	—	—	—	—	—	(236,052)	—	—	(236,052)
Dividends declared—HPU	—	—	—	—	—	—	—	—	—	(4,903)	—	—	(4,903)
Repurchase of stock	—	—	—	—	—	—	—	—	—	—	—	(20,015)	(20,015)
Issuance of stock—vested restricted stock units	—	—	—	—	—	—	1	—	15,013	—	—	—	15,014
Issuance of stock—DRIP/stock purchase plan	—	—	—	—	—	—	—	—	1,750	—	—	—	1,750
Net loss for the period	—	—	—	—	—	—	—	—	—	(184,274)	—	—	(184,274)
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	—	8,953	—	8,953

Balance at September 30, 2008	$4	$6	$4	$3	$5	$9,800	$136	$—	$3,724,109	$(1,209,409)	$ 6,658	$(77,234)	$2,454,082

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(184,274)	$308,803
Adjustments to reconcile net income to cash flows from operating activities:
Minority interest in consolidated entities	(1,069)	(302)
Non-cash expense for stock-based compensation	17,262	12,300
Impairment of goodwill	39,092	—
Impairment of other assets	145,766	—
Shares withheld for employee taxes on stock based compensation arrangements	(3,379)	(3,053)
Depreciation, depletion and amortization	79,407	71,547
Amortization of deferred financing costs	28,520	19,091
Amortization of discounts/premiums, deferred interest and costs on lending investments	(155,511)	(142,680)
Discounts, loan fees and deferred interest received	23,974	46,697
Equity in earnings of unconsolidated entities	(5,377)	(6,390)
Distributions from operations of unconsolidated entities	41,132	35,655
Deferred operating lease income receivable	(14,242)	(17,153)
Gain from discontinued operations, net of minority interest	(68,798)	(7,823)
Gain on sale of joint venture interest, net of minority interest	(261,659)	—
Gain on early extinguishment of debt	(69,916)	—
Note receivable from investment redemption	(44,228)	—
Provision for loan losses	777,302	72,000
Provision for deferred taxes	3,768	1,597
Other non-cash adjustments	(15,607)	769
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable	34,479	(25,327)
Changes in deferred expenses and other assets	(19,247)	8,019
Changes in accounts payable, accrued expenses and other liabilities	2,202	57,241

Cash flows from operating activities	349,597	430,991

Cash flows from investing activities:
New investment originations	(13,609)	(2,732,281)
Add-on fundings under existing loan commitments	(2,635,428)	(1,819,407)
Repayments of and principal collections on loans	1,730,379	2,055,190
Purchase of securities	—	(28,815)
Cash paid for acquisition of Fremont CRE	—	(1,891,571)
Net proceeds from sales of discontinued operations	469,845	70,227
Net proceeds from sales of other real estate owned	91,707	—
Net proceeds from sales of joint venture interest	416,970	—
Proceeds from maturities or sales of securities	16,155	305,982
Contributions to unconsolidated entities	(28,445)	(56,506)
Distributions from unconsolidated entities	23,757	143,224
Capital improvements for build-to-suit facilities	(70,802)	(43,334)
Capital expenditures and improvements on corporate tenant lease assets	(17,942)	(21,526)
Other investing activities, net	(17,872)	(1,619)

Cash flows from investing activities	(35,285)	(4,020,436)

Cash flows from financing activities:
Borrowings under revolving credit facilities	11,286,203	21,528,670
Repayments under revolving credit facilities	(10,402,382)	(20,322,709)
Borrowings under interim financing facility	—	1,900,000
Repayments under interim financing facility	(1,289,811)	—
Borrowings under secured term loans	1,307,776	18,321
Repayments under secured term loans	(81,272)	(127,064)
Borrowings under unsecured notes	740,506	1,035,288
Repayments under unsecured notes	(812,189)	(200,000)
Contributions from minority interest partners	116	17,440
Distributions to minority interest partners	(9,215)	(3,339)
Changes in restricted cash held in connection with debt obligations	(31,415)	828
Payments for deferred financing costs/proceeds from hedge settlements, net	(27,736)	495
Common dividends paid	(269,827)	(210,394)
Preferred dividends paid	(31,740)	(31,740)
HPU dividends paid	(5,607)	(4,649)
HPUs redeemed	(11)	(82)
Purchase of treasury stock	(20,015)	(20,202)
Proceeds from exercise of options and issuance of DRIP/Stock purchase shares	7,272	4,675

Cash flows from financing activities	360,653	3,585,538

Changes in cash and cash equivalents	674,965	(3,907)
Cash and cash equivalents at beginning of period	104,507	105,951

Cash and cash equivalents at end of period	$779,472	$102,044

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Notes to Consolidated Financial Statements

(unaudited)

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

        The Company's corporate tenant leasing business provides capital to corporations and other owners who control facilities leased to single creditworthy customers. The Company's net leased assets are generally mission critical headquarters or distribution facilities that are subject to long-term leases with public companies, many of which are rated corporate credits, and many of which provide for most expenses at the facility to be paid by the corporate customer on a triple net lease basis. Corporate tenant lease ("CTL") transactions have initial terms generally ranging from 15 to 20 years and typically range in size from $20 million to $150 million.

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

(unaudited)

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

        In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's consolidated financial position at September 30, 2008 and December 31, 2007, the results of its operations for the three and nine months ended September 30, 2008 and 2007, its changes in shareholders' equity for the nine months ended September 30, 2008 and its cash flows for the nine months ended September 30, 2008 and 2007. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

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

Note 3—Summary of Significant Accounting Policies

         Loans and other lending investments, net—As described in Note 4, "Loans and other lending investments" includes the following investments: senior mortgages, subordinate mortgages, corporate/partnership loans and other lending investments-securities. Management considers nearly all of its loans and other lending investments to be held-for-investment or held-to-maturity, although a certain number of investments may be classified as held-for-sale or available-for-sale. Items classified as held-for-investment or held-to-maturity are reported at their outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized deferred loan costs or fees. These items also include accrued and paid-in-kind interest and accrued exit fees that the Company determines are probable of being collected.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

        Items classified as available-for-sale are reported at fair value with unrealized gains and losses included in "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included on the Company's Consolidated Statements of Operations.

        For debt securities held in "Loans and other lending investments," management evaluates whether the asset is other-than-temporarily impaired when the fair market value is below carrying value. The Company considers (1) the length of time and the extent to which fair value has been below carrying value, (2) the intent and ability of the Company to hold the security and (3) other market factors. If it is determined that an impairment exists that is other-than-temporary, the unrealized loss will be charged against earnings as an "Impairment of other assets" on the Company's Consolidated Statements of Operations.

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

         Other real estate owned—Other real estate owned ("OREO") consists of properties acquired by foreclosure or by deed-in-lieu of foreclosure in partial or total satisfaction of non-performing loans. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value less costs to sell at the date of transfer. The excess of the carrying value of the loan over the fair value of the property less

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

estimated costs to sell is charged-off to the reserve for loan losses when title to the property is obtained. Any costs of holding the property are recorded in "Other expense" in the Company's Consolidated Statements of Operations. Significant property improvements may be capitalized to the extent that the carrying value of the property does not exceed the estimated fair value less costs to sell. The gain or loss on final disposition of an OREO is recorded in "Other expense" on the Company's Consolidated Statements of Operations, and is considered income/loss from continuing operations because it represents the final stage of the Company's loan collection process.

        The Company also reviews the recoverability of an OREO's carrying value when circumstances indicate a possible impairment of the value of the property. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property less cost to sell. These charges are recorded in "Impairment of other assets" on the Consolidated Statements of Operations in the period the determination is made.

         Equity investments—Purchased equity interests that are not publicly traded and/or do not have a readily determinable fair value are accounted for pursuant to the equity method of accounting if the Company's ownership position is large enough to significantly influence the operating and financial policies of an investee. This is generally presumed to exist when ownership interest is between 20% and 50% of a corporation, or greater than 5% of a limited partnership or limited liability company. The Company's share of earnings and losses in equity method investees is included in "Earnings from equity method investments" on the Consolidated Statements of Operations. When the Company's ownership position is too small to provide such influence, the cost method is used to account for the equity interest.

        For investments accounted for using the cost or equity method of accounting, management evaluates information such as budgets, business plans, and financial statements of the investee in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline in value include, but are not limited to, recurring operating losses and credit defaults. For any investments in which the estimated fair value is less than its carrying value, management will consider whether the impairment of that investment is other-than-temporary and record impairment charges as necessary.

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

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

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

        During 2007, the Company closed on a €100 million commitment in Moor Park Real Estate Partners II, L.P. Incorporated ("Moor Park"). Moor Park is a third-party managed fund that was created to make investments in European real estate as a 33% investor along-side a sister fund. The Company determined that Moor Park is a VIE and that the Company is the primary beneficiary. As such, the Company consolidates this entity for financial statement purposes. As of September 30, 2008, Moor Park had $45.1 million of total assets, $1.9 million in debt and $1.4 million of minority interest. The investments held by this entity are presented in "Other investments" on the Company's Consolidated Balance Sheets as of September 30, 2008.

        During 2006, the Company made an investment in Madison Deutsche Andau Holdings, LP ("Madison DA"). Madison DA was created to invest in mortgage loans secured by real estate in Europe. The Company determined that Madison DA is a VIE and that the Company is the primary beneficiary. As such, the Company consolidates Madison DA for financial statement purposes. As of September 30, 2008, Madison DA had $64.2 million of total assets, no debt and $9.7 million of minority interest. The investments held by this entity are presented in "Loans and other lending investments" on the Company's Consolidated Balance Sheets.

         Identified intangible assets and goodwill—Upon the acquisition of a business, the Company records intangible assets acquired at their estimated fair values separate and apart from goodwill. The Company determines whether such intangible assets have finite or indefinite lives. As of September 30, 2008, all such intangible assets acquired by the Company have finite lives. The Company amortizes finite lived intangible assets based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company recognizes impairment loss on finite lived intangible assets if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

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

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

        Fair values for goodwill and other finite lived intangible assets are determined using the market approach, income approach or cost approach, as appropriate.

        Due to an overall deterioration in market conditions within the commercial real estate lending environment the Company determined that it was necessary to evaluate goodwill for impairment as of June 30, 2008. The Company estimated the fair value of its real estate lending reporting unit using a market-based valuation. The fair value of the assets and liabilities were then allocated to the reporting unit based on an analysis of discounted cash flows. As a result of this analysis, the Company recorded a non-cash impairment charge of $39.1 million during the second quarter of 2008 to reduce the carrying value of goodwill within the real estate lending reporting unit to zero. As of September 30, 2008, the remaining $4.2 million of goodwill relates to our corporate tenant leasing reporting unit.

        During the nine months ended September 30, 2008, the Company recorded a non-cash charge of $12.5 million to reduce the carrying value of certain intangible assets, related to the Fremont CRE acquisition, based on their revised fair values. This charge was recorded to "Impairment of other assets" on the Company's Consolidated Statements of Operations.

        As of September 30, 2008 and December 31, 2007, respectively, the Company had $72.5 million and $98.6 million of unamortized finite lived intangible assets primarily related to the acquisition of new CTL facilities. The total amortization expense for these intangible assets was $3.2 million and $3.8 million for the three months ended September 30, 2008 and 2007, respectively. The total amortization expense for these intangible assets was $10.8 million and $7.7 million for the nine months ended September 30, 2008 and 2007, respectively.

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

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

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

        The formula-based reserve component covers performing loans and provisions for loan losses are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated in accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS 5"). Required reserve balances for the performing loan portfolio are derived from estimated probabilities of principal loss and loss given default severities assigned to the portfolio during the Company's quarterly internal risk rating assessment. Probabilities of principal loss and severity factors are based on industry and/or internal experience and may be adjusted for significant factors that, based on the Company's judgment, impact the collectability of the loans as of the balance sheet date.

        The asset-specific component relates to reserves for losses on loans considered impaired and measured pursuant to Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairments of a Loan (an amendment of FASB Statement No. 5 and 15)," ("SFAS 114"). In accordance with SFAS 114, the Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A reserve is established when the present value of payments expected to be received, observable market prices, or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) of an impaired loan is lower than the carrying value of that loan. A loan is also considered impaired in accordance with SFAS 114 if its terms are modified in a troubled debt restructuring ("TDR"). Each of our non-performing loans ("NPL") and TDR loans are considered impaired and are evaluated individually to determine required asset-specific reserves.

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

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

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

        The Company formally documents all hedging relationships at inception, including its risk management objective and strategy for undertaking the hedge transaction. The hedge instrument and the hedged item are designated at the execution of the hedge instrument or upon re-designation during the life of the hedge. For both fair value and cash flow hedges the Company assesses hedge effectiveness using statistical regression. For fair value hedges the Company measures ineffectiveness by comparing the change in fair value of the derivative and the change in fair value of the hedged item. To the extent the changes of the derivative and the hedged item are not identical this amount is recognized as hedge ineffectiveness. For cash flow hedges the Company uses the hypothetical derivative method to measure ineffectiveness. In addition, the Company does not exclude any component of the derivative's gain or loss in the assessment of effectiveness.

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

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

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

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

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

        As of September 30, 2008, the conditions for conversion related to the Company's $800.0 million convertible senior floating rate notes due 2012 ("Convertible Notes") have not been met. If the conditions for conversion are met, the Company may choose to settle in cash and/or Common Stock; however, if this occurs, the Company has the intent and ability to settle this debt in cash. Accordingly, there was no impact on the Company's diluted earnings per share for any of the periods presented (see FSP APB 14-1 below for further discussion).

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

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

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

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

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

        In February 2007, the FASB released Statement of Financial Accounting Standards No. 159 ("SFAS No. 159"), "The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value and is effective for the first fiscal year beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, as required, but did not elect to apply the fair value option to any of its financial assets or liabilities. As such, the adoption of SFAS No. 159 did not have an impact on the Company's Consolidated Financial Statements

        In September 2006, the FASB released Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the exchange price notion in the fair value definition to mean the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). This statement also clarifies that market participant assumptions should include assumptions about risk, should include assumptions about the effect of a restriction on the sale or use of an asset and should reflect its nonperformance risk (the risk that the obligation will not be fulfilled). Nonperformance risk should include the reporting entity's credit risk.

        In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FSP 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 provides a one-year deferral of the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company, as it applies to its financial instruments, effective January 1, 2008. The adoption of SFAS No. 157 as it relates to financial instruments did not have a significant impact on the Company's Consolidated Financial Statements. See Note 15—Fair Value of Financial Instruments for additional details. The Company will adopt the provisions of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities effective January 1, 2009, and management is still evaluating the impact on the Company's Consolidated Financial Statements.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 4—Loans and Other Lending Investments

        The following is a summary description of the Company's loans and other lending investments ($ in thousands)(1):

				Carrying Value as of
Type of Investment	Underlying Property Type	# of Borrowers In Class	Principal Balances Outstanding	September 30, 2008	December 31, 2007	Effective Maturity Dates	Contractual Interest Payment Rates(2)	Contractual Interest Accrual Rates(2)
Senior Mortgages(3)(4)(5)(6)	Office/Residential/Retail/ Industrial, R&D/Mixed Use/ Hotel/Land/Entertainment, Leisure/Other	284	$9,228,177	$9,135,626	$8,356,716	2008 to 2026	Fixed: 5% to 20% Variable: LIBOR + 1.75% to LIBOR + 9.25%	Fixed: 5% to 20% Variable: LIBOR + 1.75% to LIBOR + 9.25%
Subordinate Mortgages(3)(4)(5)(6)	Office/Residential/Retail/ Mixed Use/Hotel/Land/ Entertainment, Leisure/Other	23	569,442	565,893	649,794	2008 to 2018	Fixed: 5% to 10.5% Variable: LIBOR + 2.85% to LIBOR + 11.5%	Fixed: 7.32% to 25% Variable: LIBOR + 2.85% to LIBOR + 11.5%
Corporate/Partnership Loans(3)(4)(5)(6)	Office/Residential/Retail/ Industrial, R&D/Mixed Use/ Hotel/Land/Other	41	1,517,728	1,501,103	1,712,941	2008 to 2046	Fixed: 4.5% to 15% Variable: LIBOR + 2% to LIBOR + 7%	Fixed: 8.5% to 17.5% Variable: LIBOR + 2% to LIBOR + 14%

Total Loans				11,202,622	10,719,451
Reserve for Loan Losses				(832,663)	(217,910)

Total Loans, net				10,369,959	10,501,541
Other Lending Investments—Securities(3)(7)	Retail/Industrial, R&D/ Entertainment, Leisure/Other	8	405,672	374,088	447,813	2012 to 2023	Fixed: 6% to 9.25% Variable: LIBOR + 5.63%	Fixed: 6% to 9.25% Variable: LIBOR + 5.63%

Total Loans and Other Lending Investments, net				$10,744,047	$10,949,354

Explanatory Notes:

(1)
Details (other than carrying values) are for loans outstanding as of September 30, 2008.

(2)
Substantially all variable-rate loans are based on either 30-day LIBOR and reprice monthly or six-month LIBOR and reprice semi-annually. The 30-day LIBOR and six-month LIBOR on September 30, 2008 was 3.93% and 3.98%, respectively. As of September 30, 2008, 11 loans with a combined carrying value of $546.8 million have a stated accrual rate that exceeds the stated pay rate.

(3)
Certain loans require fixed payments of principal resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity.

(4)
As of September 30, 2008, 51 loans with a combined carrying value of $2.21 billion are on non-accrual status. As of December 31, 2007, 31 loans with a combined carrying value of $719.4 million were on non-accrual status.

(5)
As of September 30, 2008, seven loans with a combined carrying value of $259.3 million have stated accrual rates of up to 25%, however, no interest is due until their scheduled maturities ranging from 2008 to 2017. One Corporate/Partnership loan, with a carrying value of $57.6 million, has a stated accrual rate of 13% and no interest is due until its scheduled maturity in 2046.

(6)
As of September 30, 2008, includes foreign denominated loans with combined carrying values of approximately £168.0 million, €114.5 million, CAD 58.3 million and SEK 103.4 million. Amounts in table have been converted to U.S. dollars based on exchange rates in effect at September 30, 2008.

(7)
As of September 30, 2008, securities with a combined carrying value of $114.2 million are on non-accrual status. As of December 31, 2007, no securities were on non-accrual status.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments (Continued)

        During the nine months ended September 30, 2008 and 2007, respectively, the Company originated or acquired an aggregate of approximately $11.6 million and $2.39 billion in loans and other lending investments, funded $2.64 billion and $1.82 billion under existing loan commitments, and received principal repayments of $3.27 billion and $2.17 billion. As of September 30, 2008, the Company had 192 loans with unfunded commitments totaling $3.03 billion, of which $423.3 million was discretionary and $2.60 billion was non-discretionary.

        As of September 30, 2008, loans and other lending investments with a cumulative carrying value of $1.30 billion were pledged as collateral on the Company's secured indebtedness (see Note 8 for further detail).

         Reserve for loan losses—Changes in the Company's reserve for loan losses were as follows (in thousands):

Reserve for loan losses, December 31, 2006	$52,201
Provision for loan losses	185,000
Charge-offs	(19,291)

Reserve for loan losses, December 31, 2007	217,910
Provision for loan losses	777,302
Charge-offs	(162,549)

Reserve for loan losses, September 30, 2008	$832,663

        The Company identified loans with a carrying value of $2.46 billion and $649.0 million as of September 30, 2008 and December 31, 2007, respectively, that were impaired in accordance with SFAS 114 (see Note 3—Reserve for loan losses for further detail). These same loans had Managed Loan Values (as defined below) of $2.88 billion and $1.00 billion, respectively. As of September 30, 2008, the Company assessed each of the impaired loans for specific impairment and determined that 47 non-performing loans with a Managed Loan Value of $2.43 billion required specific reserves totaling $655.4 million and that the remaining impaired loans did not require any specific reserves. This significant increase in impaired loans, particularly in the Company's residential land development and condominium construction portfolios, was driven by the worsening economy and the seizure of the credit markets, which has adversely impacted the ability of the Company's borrowers to service their debt and refinance their loans at maturity. The provision for loan losses for the three months ended September 30, 2008 and 2007 was $411.1 million and $62.0 million, respectively, and $777.3 million and $72.0 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in the provision for loan losses was primarily due to the increase in impaired loans. The total reserve for loan losses at September 30, 2008 and December 31, 2007 included SFAS 114 asset specific reserves of $655.4 million and $91.6 million, respectively, and SFAS 5 general reserves of $177.3 million and $126.3 million, respectively.

        Managed Loan Value represents the Company's carrying value of a loan and the participation interest sold on the Fremont CRE portfolio. Under the terms of the participation, the Fremont CRE participation will receive 70% of all loan principal repayments, including repayments of principal that the Company has funded. Therefore, the Company is in the first loss position and believes that presentation of the total recorded investment is more relevant than a presentation of the Company's carrying value when assessing the Company's risk of loss on the loans in the Fremont CRE Portfolio.

        The average carrying value of impaired loans was approximately $1.56 billion during the nine months ended September 30, 2008. The Company recorded cash payments from impaired loans of $18.9 million

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments (Continued)

and $21.7 million for the three and nine months ended September 30, 2008, respectively, and $4.1 million for the three and nine months ended September 30, 2007, in "Interest income" on the Company's Consolidated Statements of Operations.

        During the three and nine months ended September 30, 2008, the Company sold loans with a total cumulative carrying value of $59.0 million and $238.6 million, respectively, for which it recorded net realized losses of $0.2 million and $0.8 million, respectively. There were no loans sold during the nine months ended September 30, 2007. Gains and losses on sales of loans are reported in "Other income" on the Company's Consolidated Statements of Operations.

         Securities—As of September 30, 2008, the carrying value of Other lending investment-securities includes $353.7 million of held-to maturity securities with an aggregate fair value of $346.9 million and $16.7 million of available-for-sale securities recorded at fair value.

        During the three and nine months ended September 30, 2008, the Company recorded impairment charges on securities totaling $21.9 million and $61.9 million, respectively. During the same periods, the Company sold available-for-sale securities with total cumulative carrying values of $5.9 million and $10.2 million, respectively, for which it recorded net realized losses of $0.3 million and $0.7 million, respectively, in "Other income" on the Company's Consolidated Statements of Operations.

        As of September 30, 2008, the $353.7 million of held-to-maturity securities include $2.0 million of gross unrealized gains and $8.8 million of gross unrealized losses. The securities with unrealized losses of $8.8 million had an aggregate fair value of $211.9 million and none of these securities had been in a continuous unrealized loss position for 12 months or longer. As of September 30, 2008, $230.3 million of held-to-maturity securities mature in one to five years, $123.4 million of held-to-maturity securities mature in five to ten years and $16.7 million of available-for-sale securities mature in five to ten years.

         SOP 03-3 loans—AICPA Statement of Position 03-3 ("SOP 03-3") prescribes the accounting treatment for acquired loans with evidence of credit deterioration for which it is probable, at acquisition, that all contractually required payments will not be received. As of September 30, 2008 and December 31, 2007, the Company had SOP 03-3 loans with a cumulative principal balance of $242.3 million and $273.6 million, respectively, and a cumulative carrying value of $204.6 million and $231.8 million, respectively. The Company does not have a reasonable expectation about the timing and amount of cash flows expected to be collected on the SOP 03-3 loans and is recognizing income using the cash basis of accounting or applying cash using the cost recovery method. The majority of the Company's SOP 03-3 loans were acquired in the acquisition of Fremont CRE.

         Other real estate owned ("OREO")—During the nine months ended September 30, 2008, the Company received titles to properties in satisfaction of senior mortgage loans with cumulative carrying values of $346.5 million, for which those properties had served as collateral, and recorded charge-offs totaling $71.8 million related to these loans. Due to changing market conditions, the Company determined certain OREO assets were impaired and recorded impairment charges of $36.2 million for the three and nine months ended September 30, 2008.

        During the three and nine months ended September 30, 2008, the Company sold OREO assets for net proceeds of $17.0 million and $103.2 million, respectively, and recognized net gains of $1.0 million and $1.5 million, respectively. Capital expenditures related to OREO assets totaled $14.1 million during the nine months ended September 30, 2008.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments (Continued)

        The Company recorded $1.2 million and $8.4 million of net expense in "Other expense" on the Company's Consolidated Statements of Operations related to holding costs for these properties for the three and nine months ended September 30, 2008, respectively.

         Fremont CRE participation—On July 2, 2007, the Company sold a $4.20 billion participation interest in the $6.27 billion Fremont CRE portfolio. Under the terms of the participation, the Company pays 70% of all principal collected from the Fremont CRE portfolio, including principal collected from amounts funded on the loans subsequent to the acquisition of the portfolio, until the participation is fully repaid. The Fremont CRE participation pays floating interest at LIBOR + 1.50%.

        Changes in the outstanding Fremont CRE participation balance were as follows (in thousands):

Loan participation, December 31, 2007	$2,980,238
Principal repayments(1)	(1,379,844)

Loan participation, September 30, 2008	$1,600,394

    Explanatory Note:

    (1)
    Includes $76.6 million of principal repayments received by the Company that have not yet been remitted to the Fremont CRE participation and are reflected as a payable in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets.

Note 5—Corporate Tenant Lease Assets

        During the nine months ended September 30, 2008 and 2007, the Company acquired an aggregate of approximately $2.0 million and $314.9 million in CTL assets, respectively, and disposed of CTL assets for net proceeds of approximately $317.1 million and $70.2 million, resulting in gains of $45.5 million and $7.8 million, respectively.

        During the three months ended September 30, 2008, the Company sold four CTL assets for aggregate net proceeds of approximately $63.8 million and realized gains of approximately $20.1 million. During the three months ended September 30, 2007, the Company disposed of two CTL assets for net proceeds of $5.6 million and realized gains of approximately $1.0 million.

        The Company's investments in CTL assets, at cost, were as follows (in thousands):

	As of September 30, 2008	As of December 31, 2007
Facilities and improvements	$2,901,777	$2,996,386
Land and land improvements	691,436	730,495
Less: accumulated depreciation	(449,516)	(417,015)

Corporate tenant lease assets, net	$3,143,697	$3,309,866

        As of September 30, 2008, the Company's CTL assets had 109 different tenants, of which 63% were public companies and 37% were private companies. At quarter end, 27% of the tenants were rated investment grade by one or more national rating agencies, 30% were non-investment grade and the remaining tenants were not rated.

        Under certain leases, the Company is entitled to receive additional participating lease payments to the extent gross revenues of the corporate customer exceed a base amount. The Company earned approximately $1.5 million and $0.1 million in additional participating lease payments on such leases

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 5—Corporate Tenant Lease Assets (Continued)

during the nine months ended September 30, 2008 and 2007, respectively. In addition, the Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements were approximately $9.8 million for each of the three months ended September 30, 2008 and 2007, and $29.6 million and $25.6 million for the nine months ended September 30, 2008 and 2007, respectively. These amounts are included as a reduction of "Operating costs—corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

        The Company is subject to expansion option agreements with three existing customers which could require the Company to fund and to construct up to 171,000 square feet of additional adjacent space from which the Company would receive additional operating lease income under the terms of the option agreements. Upon exercise of such expansion option agreements, the corporate customers would be required to simultaneously extend their existing lease terms for additional periods ranging from six to ten years.

        Certain CTL assets are subject to mortgage liens. As of September 30, 2008, 60 CTL assets with an aggregate net book value of $1.53 billion were encumbered with mortgages. As of December 31, 2007, 27 CTL assets with an aggregate net book value of $381.4 million were encumbered with mortgages (see Note 8 for further detail).

        As of September 30, 2008, the Company had $17.8 million of non-discretionary unfunded commitments related to three CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon completion of the improvements or construction, the Company will receive additional operating lease income from the customers. In addition, the Company had $8.2 million of non-discretionary unfunded commitments related to nine existing customers in the form of tenant improvements which were negotiated between the Company and the customers at the commencement of the leases.

        As of September 30, 2008, there was one CTL asset with an aggregate book value of $3.7 million classified as "Assets held for sale" on the Company's Consolidated Balance Sheets.

        The Company capitalized $0.1 million and $1.1 million of interest on build-to-suit CTL assets for the three months ended September 30, 2008 and 2007, respectively, and $2.6 million and $2.3 million for the nine months ended September 30, 2008 and 2007, respectively.

Note 6—Other Investments

        Other investments consist of the following items (in thousands):

	As of September 30, 2008	As of December 31, 2007
Equity method investments	$317,226	$482,170
Cost method investments	104,674	173,788
CTL intangibles, net(1)	60,747	69,912
Note receivable	44,228	—
Marketable securities	885	1,139
Timber and timberlands, net(2)	—	129,600

Other investments	$527,760	$856,609

    Explanatory Notes:

    (1)
    Accumulated amortization on CTL intangibles was $21.9 million and $15.5 million as of September 30, 2008 and December 31, 2007, respectively.

    (2)
    Accumulated depletion on timber and timberlands was $14.1 million as of December 31, 2007.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 6—Other Investments (Continued)

         Equity method investments—As of September 30, 2008, the Company owned 47.5% interests in Oak Hill Advisors, L.P., Oak Hill Credit Alpha MGP, LLC, Oak Hill Credit Opportunities MGP, LLC, OHA Finance MGP, LLC, OHA Capital Solutions MGP, LLC and OHA Strategic Credit Fund, LLC, and 48.1% interests in OHSF GP Partners II, LLC and OHSF GP Partners (Investors), LLC, (collectively, "Oak Hill"). Oak Hill engages in investment and asset management services. The Company has determined that all of these entities are variable interest entities and that an external member is the primary beneficiary. As such, the Company accounts for these ventures under the equity method. Upon acquisition of the original interests in Oak Hill there was a difference between the Company's book value of the equity investments and the underlying equity in the net assets of Oak Hill of approximately $200.2 million. The Company allocated this value to identifiable intangible assets of approximately $81.8 million and goodwill of $118.4 million. The unamortized balance related to intangible assets for these investments was approximately $53.9 million and $58.4 million as of September 30, 2008 and December 31, 2007, respectively. The Company's carrying value in Oak Hill was $176.3 million and $199.6 million at September 30, 2008 and December 31, 2007, respectively. The Company recognized equity in earnings from these entities of $4.9 million and $2.2 million for the three months ended September 30, 2008 and 2007, respectively, and $15.8 million and $11.6 million for the nine months ended September 30, 2008 and 2007, respectively.

        Prior to selling its interest, the Company owned a 46.7% interest in TimberStar Southwest Holdco LLC ("TimberStar Southwest"), through its majority owned subsidiary TimberStar Operating Partnership, L.P. ("TimberStar"). The Company accounted for this investment under the equity method due to the venture's external partners having certain participating rights giving them shared control. In April 2008, the Company closed on the sale of its TimberStar Southwest joint venture for a gross sales price of $1.71 billion, including the assumption of debt. The Company received net proceeds of approximately $417.0 million for its interest in the venture and recorded a gain of $261.7 million, net of minority interest.

        The Company recognized equity in losses from TimberStar Southwest of $0.1 million and $3.9 million for the three months ended September 30, 2008 and 2007, respectively, and $3.3 million and $11.1 million for the nine months ended September 30, 2008 and 2007, respectively. The Company's share of depletion, depreciation and amortization expense from the entity was $0 and $8.6 million for the three months ended September 30, 2008 and 2007, and $6.7 million and $25.9 million for the nine months ended September 30, 2008 and 2007, respectively, and consists primarily of depletion from the harvesting and sale of timber.

        As of September 30, 2008, the Company owned a 29.52% interest in Madison International Real Estate Fund II, LP, a 32.92% interest in Madison International Real Estate Fund III, LP, and a 29.52% interest in Madison GP1 Investors, LP (collectively, the "Madison Funds"). The Madison Funds invest in illiquid ownership positions of entities that own real estate assets. The Company's carrying value in the Madison Funds was $48.5 million and $38.0 million at September 30, 2008 and December 31, 2007, respectively, and the Company recognized equity in earnings from these investments of $0.4 million and equity in losses of $0.2 million for the three months ended September 30, 2008 and 2007, respectively, and equity in losses of $1.9 million and $0.7 million for the nine months ended September 30, 2008 and 2007, respectively.

        The Company also had smaller investments in several other entities that were accounted for under the equity method where the Company has ownership interests up to 50.0%. The Company's aggregate carrying value in these investments was $85.4 million and $99.2 million as of September 30, 2008 and December 31, 2007, respectively. The Company recognized cumulative net equity in earnings (losses) in

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 6—Other Investments (Continued)

these investments of $(0.9) million and $0.5 million for the three months ended September 30, 2008 and 2007, respectively, and $(0.7) million and $5.4 million for the nine months ended September 30, 2008 and 2007, respectively.

        As of September 30, 2008, the Company had $85.9 million of non-discretionary unfunded commitments related to eight equity method investments.

        The following table presents the summarized financial information of the Company's equity method investments (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Income Statement
Revenues	$103,869	$142,482	$274,727	$408,542
Costs and expenses	$61,059	$130,390	$187,675	$360,219
Net income (loss)	$(10,209)	$21,372	$(9,034)	$139,539

         Cost method investments—The Company had smaller investments in several real estate related funds or other strategic investment opportunities within niche markets that are accounted for under the cost method and had cumulative carrying values of $104.7 million and $173.8 million as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, the Company had $149.4 million of non-discretionary unfunded commitments related to four cost method investments.

        In July 2008 the Company exchanged an investment with a carrying value of $97.4 million for a $109.0 million loan receivable, which resulted in a gain of $12.0 million. The gain was recorded in "Other income" on the Consolidated Statements of Operations.

        In March 2008, the Company reclassified a loan with a net carrying value of $69.4 million from "Loans and other lending investments, net" to "Other investments" on the Company's Consolidated Balance Sheets, as a cost method investment. During the three and nine months ended September 30, 2008, the Company determined that unrealized losses on this investment were other-than-temporary and recorded non-cash impairment charges of $30.0 million and $35.2 million, respectively, which are reflected in "Impairment of other assets" on the Consolidated Statements of Operations.

        In March 2008, the Company redeemed its interest in a profits participation that was originally received as part of a prior lending investment and carried as a cost method investment prior to redemption. As a result of the transaction, the Company recorded a note receivable of $44.2 million and an equal amount of income in "Other income" in the Company's Consolidated Statements of Operations.

         Timber and timberlands—On June 30, 2008, the Company closed on the sale of its Maine Timber property for net proceeds of $152.7 million resulting in a gain of $23.3 million, net of minority interest, which is included in "Gain from discontinued operations" on the Company's Consolidated Statements of Operations. The Company reflected net income of $2.4 million and $2.2 million for the nine months ended September 30, 2008 and 2007, respectively, in "Income from discontinued operations".

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Other Assets and Other Liabilities

        Deferred expenses and other assets consist of the following items (in thousands):

	As of September 30, 2008	As of December 31, 2007
Receivable due from asset sales	$37,772	$—
Derivative assets	31,905	17,929
Deferred financing fees, net(1)	30,234	14,017
Leasing costs, net(2)	17,182	15,764
Corporate furniture, fixtures and equipment, net(3)	16,780	14,302
Intangible assets, net(4)	11,728	28,733
Other assets	35,047	34,529

Deferred expenses and other assets	$180,648	$125,274

    Explanatory Notes:

    (1)
    Accumulated amortization on deferred financing fees was $40.9 million and $27.6 million as of September 30, 2008 and December 31, 2007, respectively.

    (2)
    Accumulated amortization on leasing costs was $8.0 million and $8.4 million as of September 30, 2008 and December 31, 2007, respectively.

    (3)
    Accumulated depreciation on corporate furniture, fixture and equipment was $6.6 million and $4.8 million as of September 30, 2008 and December 31, 2007, respectively.

    (4)
    Accumulated amortization on intangible assets was $10.5 million and $6.0 million as of September 30, 2008 and December 31, 2007, respectively.

        Accounts payable, accrued expenses and other liabilities consist of the following items (in thousands):

	As of September 30, 2008	As of December 31, 2007
Accrued interest payable	$115,905	$103,080
Fremont CRE participation payable (see Note 4)	82,346	209,570
Accrued expenses	40,198	62,199
Unearned operating lease income	21,838	12,345
Security deposits from customers	19,810	19,849
Derivative liabilities	18,062	6,621
Dividends payable	—	34,868
Other liabilities	50,030	46,779

Accounts payable, accrued expenses and other liabilities	$348,189	$495,311

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Debt Obligations

        As of September 30, 2008 and December 31, 2007, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

		Carrying Value as of
	Maximum Amount Available	September 30, 2008	December 31, 2007	Stated Interest Rates(1)	Scheduled Maturity Date(1)
Secured revolving credit facility:
Line of credit	$350,000	$350,000	$—	LIBOR + 1% – 2%(2)	September 2009
Unsecured revolving credit facilities:
Line of credit(3)	2,200,950	2,055,819	1,485,286	LIBOR + 0.525%(4)	June 2011
Line of credit(5)	1,193,706	1,128,629	1,195,888	LIBOR + 0.525%(4)	June 2012

Total revolving credit facilities	$3,744,656	3,534,448	2,681,174
Interim financing facility		—	1,289,811	LIBOR + 0.50%	June 2008
Secured term loans:
Collateralized by CTL assets		118,751	122,690	7.44%	April 2009
Collateralized by CTL assets		242,818	194,061	LIBOR + 1.65% and 6.4% – 8.4%	Various through 2026
Collateralized by CTL assets		947,862	—	Greater of 6.25% or LIBOR + 3.40%	April 2011
Collateralized by investments in corporate debt		300,000	—	LIBOR + 2.5%	September 2009(6)
Collateralized by investments in corporate bonds		25,215	91,388	LIBOR + 2.00%	October 2008(7)

Total secured term loans		1,634,646	408,139
Debt premium		5,131	5,543

Total secured term loans		1,639,777	413,682
Unsecured notes:
LIBOR + 0.34% Senior Notes		490,000	500,000	LIBOR + 0.34%	September 2009
LIBOR + 0.35% Senior Notes		500,000	500,000	LIBOR + 0.35%	March 2010
LIBOR + 0.39% Senior Notes		—	385,000	LIBOR + 0.39%	March 2008
LIBOR + 0.50% Senior Notes		800,000	800,000	LIBOR + 0.50%	October 2012
LIBOR + 0.55% Senior Notes		206,400	225,000	LIBOR + 0.55%	March 2009
4.875% Senior Notes		303,505	350,000	4.875%	January 2009
5.125% Senior Notes		250,000	250,000	5.125%	April 2011
5.15% Senior Notes		694,123	700,000	5.15%	March 2012
5.375% Senior Notes		250,000	250,000	5.375%	April 2010
5.5% Senior Notes		287,000	300,000	5.5%	June 2012
5.65% Senior Notes		483,160	500,000	5.65%	September 2011
5.7% Senior Notes		335,022	367,022	5.7%	March 2014
5.8% Senior Notes		250,000	250,000	5.8%	March 2011
5.85% Senior Notes		238,500	250,000	5.85%	March 2017
5.875% Senior Notes		467,763	500,000	5.875%	March 2016
5.95% Senior Notes		849,847	889,669	5.95%	October 2013
6% Senior Notes		350,000	350,000	6%	December 2010
6.05% Senior Notes		239,158	250,000	6.05%	April 2015
6.5% Senior Notes		145,000	150,000	6.5%	December 2013
7% Senior Notes		—	185,000	7%	March 2008
8.625% Senior Notes		727,338	—	8.625%	June 2013
8.75% Notes		—	50,331	8.75%	August 2008

Total unsecured notes		7,866,816	8,002,022
Debt discount		(90,608)	(102,168)
Fair value adjustment to hedged items (see Note 10)		12,002	16,999

Total unsecured notes		7,788,210	7,916,853
Other debt obligations		100,000	100,000	LIBOR + 1.5%	October 2035
Debt discount		(1,936)	(1,962)

Total other debt obligations		98,064	98,038

Total debt obligations		$13,060,499	$12,399,558

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Debt Obligations (Continued)

Explanatory Notes:

(1)
All interest rates and maturity dates are for debt outstanding as of September 30, 2008. Some variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. Foreign variable-rate debt obligations are based on 30-day UK LIBOR for British pound borrowing, 30-day EURIBOR for euro borrowing and 30-day Canadian LIBOR for Canadian dollar borrowing. The 30-day LIBOR rate on September 30, 2008 was 3.93%. The 30-day UK LIBOR, EURIBOR and Canadian LIBOR rates on September 30, 2008 were 6.08%, 5.05% and 3.59%, respectively. Other variable-rate debt obligations are based on 90-day LIBOR and reprice every three months. The 90-day LIBOR rate on September 30, 2008 was 4.05%.

(2)
This facility has an unused commitment fee of 0.25% on any undrawn amounts.

(3)
As of September 30, 2008, the line of credit included foreign borrowings of £79.0 million, €177.0 million, and CAD 42.5 million bearing interest at weighted average rates of 6.14%, 5.06%, and 3.65%, respectively. Amounts in the table have been converted to U.S. dollars based on exchange rates in effect at September 30, 2008.

(4)
These facilities have an annual commitment fee of 0.125%.

(5)
As of September 30, 2008, the line of credit included foreign borrowings of £53.0 million and CAD 14.0 million bearing interest at weighted average rates of 6.27% and 4.22%, respectively. Amounts in the table have been converted to U.S. dollars based on exchange rates in effect at September 30, 2008.

(6)
Maturity date reflects six-month extension at the Company's option.

(7)
This short-term financing has been extended consecutively in short-term intervals with varying interest rates since August 2007. It currently matures in November 2008.

         Unsecured/Secured Credit Facilities—The Company's primary source of short-term funds is an aggregate of $3.39 billion of available credit under its two committed unsecured revolving credit facilities, which includes a $2.20 billion facility, maturing in June 2011, as well as a $1.19 billion facility, maturing in June 2012. As of September 30, 2008, there was approximately $166.1 million which was immediately available to draw under these facilities at the Company's discretion. In September 30, 2008, the Company amended and restated its $500.0 million secured credit facility by reducing the capacity to $350.0 million and extending its maturity from September 2008 to September 2009.

        In May 2008, the Company repaid all outstanding indebtedness on the interim financing facility that was used to fund the Fremont CRE acquisition.

         Capital Markets Activity—During the three and nine months ended September 30, 2008, the Company repurchased, in open market transactions, $241.3 million and $264.9 million, respectively, of its senior unsecured notes with various maturities ranging from January 2009 to March 2017. In connection with these repurchases, the Company recorded an aggregate net gain on early extinguishment of debt of approximately $68.3 million and $69.9 million, respectively, for the three and nine months ended September 30, 2008.

        In August 2008, the Company repaid its 8.75% senior unsecured notes with an aggregate outstanding principal balance of $50.3 million.

        In May 2008, the Company issued $750.0 million aggregate principal amount of senior unsecured notes bearing interest at an annual rate of 8.625% and maturing in June 2013. The Company used the proceeds from the issuance of these securities primarily to repay outstanding indebtedness under its unsecured revolving credit facility. The Company also entered into interest rate swap agreements to swap the fixed interest rate on the $750.0 million senior unsecured notes for a variable interest rate (see Note 10 for further details).

        In March 2008, the Company repaid $570.0 million aggregate principal amount of both fixed and floating rate senior unsecured notes.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Debt Obligations (Continued)

         Other Financing Activity—During the second quarter of 2008, the Company closed on a $947.9 million secured term financing maturing in April 2011. This financing is collateralized by 34 properties in our Corporate Tenant Lease portfolio and bears interest at the greater of 6.25% or LIBOR + 3.40%.

        In March 2008, the Company entered into a $300.0 million senior secured term loan maturing in March 2009 with a six-month extension available at the Company's option. Borrowings under this facility bear interest at a rate of LIBOR + 2.50% and are collateralized by investments included in our loans and other lending investments portfolio.

        Also in March 2008, the Company closed on a $53.3 million secured term note maturing in March 2011. This note is collateralized by four assets in our Corporate Tenant Lease portfolio and bears interest at LIBOR + 1.65%.

        As of September 30, 2008, future scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1)(2):

2008 (remaining three months)	$—
2009	1,784,885
2010	1,105,522
2011	4,069,761
2012	2,909,752
Thereafter	3,240,777

Total principal maturities	13,110,697
Unamortized debt discounts/premiums, net	(87,413)
Fair value adjustment to hedged items (see Note 10)	12,002

Total long-term debt obligations	$13,035,286

          Explanatory Notes:

      (1)
      Assumes exercise of extensions to the extent such extensions are at the Company's option.

      (2)
      This table excludes $25.2 million of borrowings under secured term loans as these amounts have original maturities of less than one year.

Note 9—Shareholders' Equity

         DRIP/Stock Purchase Plan—During the three months ended September 30, 2008 and 2007, the Company issued a total of approximately 121,000 shares and 17,900 shares of its Common Stock, respectively, and during the nine months ended September 30, 2008 and 2007, the Company issued a total of approximately 178,000 and 37,600 shares of its Common Stock, respectively, through both plans. Net proceeds for each of the three months ended September 30, 2008 and 2007 was approximately $0.7 million and $0.6 million, respectively, and $1.8 million and $1.6 million during the nine months ended September 30, 2008 and 2007, respectively. There are approximately 1.9 million shares available for issuance under the plan as of September 30, 2008.

         Stock Repurchase Program—In July 2008, the Company's Board of Directors approved a $50 million Common Stock repurchase program. This program is in addition to the Company's previously disclosed

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Shareholders' Equity (Continued)

5 million share repurchase program. Shares may be purchased under the new program from time to time in the open market and in privately negotiated transactions. As of September 30, 2008, no shares remain available under the 5 million share repurchase plan. During the three months ended September 30, 2008, the Company repurchased 2.4 million shares of its outstanding Common Stock for a cost of approximately $14.8 million at an average cost per share of $6.08. During the nine months ended September 30 2008, the Company repurchased 2.8 million shares of its outstanding Common Stock for a cost of approximately $20.0 million at an average cost per share of $7.23. During the three and nine months ended September 30, 2007, the Company repurchased 613,000 shares of its outstanding Common Stock for a cost of approximately $20.2 million at an average cost per share of $32.98. As of September 30, 2008, there was approximately $44.2 million remaining under the Company's $50 million share repurchase program.

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

         Use of derivative financial instruments—As of September 30, 2008, the Company had forward-starting interest rate swaps to hedge variability in cash flows on $125.0 million of debt forecasted and probable to be issued in 2009, and had interest rate swaps that hedge the change in fair value associated with $1.87 billion of existing fixed-rate debt. The Company also had foreign currency derivatives to hedge the exposure to foreign exchange rate movements related to a loan originated in Swedish Krona and an equity investment in Indian Rupee. The foreign exchange derivatives were not designated as hedges under Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," therefore, changes in fair value are recorded in "Other income" on the Company's Consolidated Statements of Operations. As of September 30, 2008, no derivatives were designated as hedges of net investments in foreign operations.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 10—Risk Management and Derivatives (Continued)

        The following table represents the notional principal amounts and fair values of interest rate swaps by class (in thousands):

	Notional Amount as of September 30, 2008	Notional Amount as of December 31, 2007	Fair Value as of September 30, 2008	Fair Value as of December 31, 2007
Cash flow hedges:
Forward-starting interest rate swaps	$125,000	$250,000	$(7,051)	$(6,457)
Fair value hedges:
Interest rate swaps	1,870,000	1,250,000	15,360	17,237

Total interest rate swaps	$1,995,000	$1,500,000	$8,309	$10,780

        During the second quarter of 2008, the Company entered into two interest rate swap agreements, designated as fair-value hedges, with notional amounts totaling $750.0 million and variable interest rates that reset quarterly based on three-month LIBOR. These swap agreements were entered into to exchange the 8.625% fixed-rate interest payments on the Company's $750.0 million senior notes due in 2013 for variable-rate interest payments based on three-month LIBOR.

        The following table presents the Company's foreign currency derivatives outstanding as of September 30, 2008 (in thousands):

Derivative Type	Notional Amount	Notional Currency	Notional (USD Equivalent)	Maturity
Buy USD/Sell INR forward	INR 473,476	Indian Rupee	10,000	November 2009
Buy SEK/Sell USD forward	SEK 107,840	Swedish Krona	15,575	October 2008

        During the second quarter of 2008, pursuant to the terms of the Company's $947.9 million secured financing, the Company purchased two interest rate caps with notional amounts totaling $947.9 million and cap rates of 4.0%, which expire in May 2011. In order to offset the economic impact of the purchased caps, the Company simultaneously sold two interest rate caps with the same terms as the purchased caps. The interest rate caps were not designated as hedges under SFAS No. 133, therefore, the changes in the fair market value are recorded in "Other expense" on the Company's Consolidated Statements of Operations.

        The following table represents the notional principal amounts and fair values of interest rate caps by class (in thousands):

	Notional Amount as of September 30, 2008	Notional Amount as of December 31, 2007	Fair Value as of September 30, 2008	Fair Value as of December 31, 2007
Interest rate caps:
Interest rate cap bought	$947,862	$—	$9,061	$—
Interest rate cap sold	(947,862)	—	(7,457)	—

Total interest rate caps	$—	$—	$1,604	$—

        At September 30, 2008, derivatives with a fair value of $31.9 million were included in other assets and derivatives with a fair value of $18.1 million were included in other liabilities.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 10—Risk Management and Derivatives (Continued)

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

        Substantially all of the Company's CTL assets (including those held by joint ventures) and loans and other lending investments are collateralized by facilities located in the United States, with California (14.7%), Florida (12.3%) and New York (11.0%) representing the only significant concentration (greater than 10.0%) as of September 30, 2008. These assets also contain significant concentrations in the following asset types as of September 30, 2008: apartment/residential (24.6%), land (14.1%) and office-CTL (11.0%).

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

Note 11—Stock-Based Compensation Plans and Employee Benefits

        The Company's 2006 Long-Term Incentive Plan (the "LTIP Plan") is designed to provide equity-based incentive compensation for officers, key employees, directors, consultants and advisers of the Company. This Plan was effective May 31, 2006 and replaces the original 1996 Long-Term Incentive Plan. The Plan provides for awards of stock options, shares of restricted stock, phantom shares, dividend equivalent rights and other performance awards. There is a maximum of 4,550,000 shares of Common Stock available for awards under the Plan provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 1.0 million, subject to certain anti-dilution provisions in the Plan. All awards under the Plan are at the discretion of the Board of Directors or a committee of the Board of Directors. At September 30, 2008, options to purchase approximately 531,000 shares of Common Stock were outstanding and approximately 1.9 million shares of restricted stock were outstanding. A total of approximately 2.5 million shares remain available for awards under the LTIP Plan as of September 30, 2008.

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

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 11—Stock-Based Compensation Plans and Employee Benefits (Continued)

        Changes in options outstanding during the nine months ended September 30, 2008, are as follows (shares and aggregate intrinsic value in thousands, except for weighted average strike price):

	Number of Shares
	Employees	Non-Employee Directors	Other	Weighted Average Strike Price	Aggregate Intrinsic Value
Options Outstanding, December 31, 2007	688	86	174	$17.43
Exercised in 2008	(288)	—	(67)	14.72
Cancelled in 2008	(2)	—	(60)	15.61

Options Outstanding, September 30, 2008	398	86	47	$19.46	$—

        The following table summarizes information concerning outstanding and exercisable options as of September 30, 2008 (in thousands):

Exercise Price	Options Outstanding and Exercisable	Remaining Contractual Life
$16.88	364	1.26
$17.38	14	1.46
$19.69	51	2.26
$24.94	40	2.63
$26.97	2	2.70
$27.00	11	2.73
$29.82	44	3.66
$55.39	5	0.67

	531	1.69

        The Company has not issued any options since 2003. Cash received from option exercises during the three and nine months ended September 30, 2008 was approximately $0 and $7.2 million, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2008 was $0 and $2.0 million, respectively. Future charges may be taken to the extent of additional option grants, which are at the discretion of the Board of Directors.

        Changes in non-vested restricted stock units during the nine months ended September 30, 2008, are as follows (shares and aggregate intrinsic value in thousands):

Non-Vested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested at December 31, 2007	965	$44.73
Granted	1,479	16.16
Vested	(454)	41.46
Forfeited	(104)	37.54

Non-vested at September 30, 2008	1,886	$23.44	$4,903

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 11—Stock-Based Compensation Plans and Employee Benefits (Continued)

        During the nine months ended September 30, 2008, the Company granted 1,000,051 restricted stock units to employees that vest proportionately over periods of three to five years on the anniversary date of the initial grant of which 919,590 units remain outstanding as of September 30, 2008. As of September 30, 2008, there are 368,907 units, 110,053 units, and 11,083 units outstanding from restricted stock unit grants made in 2007, 2006, and 2005, respectively. The unvested restricted stock units granted after January 1, 2006 that are subject to service conditions, are paid dividends as dividends are paid on shares of the Company's Common Stock and these dividends are accounted for in a manner consistent with the Company's Common Stock dividends, as a reduction to retained earnings.

        During the first quarter of 2008, the Company also granted 478,856 market condition-based restricted stock units to employees that cliff vest on December 31, 2010, only if the total shareholder return on the Company's Common Stock is at least 20% (compounded annually, including dividends) from the date of the award through the end of the vesting period. No dividends will be paid on these units unless and until they are vested. As of September 30, 2008, there are 476,195 market condition-based restricted stock units outstanding.

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

        The Company recorded $4.9 million and $3.8 million for the three months ended September 30, 2008 and 2007, respectively, and $17.7 million and $12.1 million for the nine months ended September 30, 2008 and 2007, of stock based compensation expense in "General and administrative" costs on the Company's Consolidated Statements of Operations. As of September 30, 2008, there was $30.3 million of total unrecognized compensation cost related to non-vested restricted stock units. That cost is expected to be recognized over the remaining vesting/service period for the respective grants.

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

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 11—Stock-Based Compensation Plans and Employee Benefits (Continued)

shareholder return for the relevant valuation period does not exceed these performance thresholds, then the HPU shares only have a nominal value.

        The 2008 plan under the HPU Program has 5,000 shares of High Performance Common Stock and had an aggregate initial purchase price of $0.8 million. As of September 30, 2008, the Company had received net contributions of $0.8 million under the 2008 plan.

        The 2008 plan under the Senior Executive HPU Program has 5,000 shares of High Performance Common Stock and had an aggregate initial purchase price of $0.5 million. As of September 30, 2008, the Company had received net contributions of $0.5 million under the 2008 plan.

401(k) Plan

        The Company made gross contributions of $0.2 million for each of the three months ended September 30, 2008 and 2007. The Company made gross contributions of $1.3 million and $0.9 million for the nine months ended September 30, 2008 and 2007, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

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

        The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three and nine months ended September 30, 2008 and 2007 for Common Shares (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Income (loss) from continuing operations	$(322,399)	$99,719	$(264,294)	$285,275
Preferred dividend requirements	(10,580)	(10,580)	(31,740)	(31,740)

Net income (loss) allocable to common shareholders and HPU holders before income from discontinued operations and gain from discontinued operations, net	$(332,979)	$89,139	$(296,034)	$253,535

Earnings allocable to common shares:
Numerator for basic earnings per share:
Income (loss) allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$(326,032)	$87,183	$(289,851)	$247,977
Income from discontinued operations	674	4,773	10,989	15,361
Gain from discontinued operations, net	19,539	1,022	67,371	7,652

Net income (loss) allocable to common shareholders	$(305,819)	$92,978	$(211,491)	$270,990

Numerator for diluted earnings per share:
Income (loss) allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net(1)	$(326,032)	$87,226	$(289,851)	$248,108
Income from discontinued operations	674	4,774	10,989	15,364
Gain from discontinued operations, net	19,539	1,022	67,371	7,653

Net income (loss) allocable to common shareholders	$(305,819)	$93,022	$(211,491)	$271,125

Denominator:
Weighted average common shares outstanding for basic earnings per common share	133,199	126,488	133,955	126,644
Add: effect of assumed shares issued under treasury stock method for stock options and restricted shares	—	671	—	789
Add: effect of joint venture shares	—	349	—	349

Weighted average common shares outstanding for diluted earnings per common share	133,199	127,508	133,955	127,782

Basic earnings per common share:
Income (loss) allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$(2.46)	$0.69	$(2.16)	$1.96
Income from discontinued operations	0.01	0.04	0.08	0.12
Gain from discontinued operations, net	0.15	0.01	0.50	0.06

Net income (loss) allocable to common shareholders	$(2.30)	$0.74	$(1.58)	$2.14

Diluted earnings per common share:
Income (loss) allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$(2.46)	$0.68	$(2.16)	$1.94
Income from discontinued operations	0.01	0.04	0.08	0.12
Gain from discontinued operations, net	0.15	0.01	0.50	0.06

Net income (loss) allocable to common shareholders	$(2.30)	$0.73	$(1.58)	$2.12

Explanatory Note:

(1)
For the three months ended September 30, 2007 includes the allocable portion of $29 of joint venture income. For the nine months ended September 30, 2007, includes the allocable portion of $85 of joint venture income.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 12—Earnings Per Share (Continued)

        As more fully described in Note 11, HPU shares are sold to employees as part of a performance-based employee compensation plan. As of September 30, 2008, the 2002-2007 HPU plans have vested, however, the 2005, 2006 and 2007 plans did not meet the required performance thresholds. Therefore, the Company redeemed the HPU shares from its employees at nominal value. The 2002-2004 plans each have 5,000 shares outstanding. The shares in each plan receive dividends based on a common stock equivalent that is separately determined for each plan depending on the Company's performance during a three-year valuation period. These HPU Shares are treated as a separate class of common stock under EITF 03-06. The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the three and nine months ended September 30, 2008 and 2007 for HPU shares (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Earnings allocable to High Performance Units:
Numerator for basic earnings per HPU share:
Income (loss) allocable to high performance units before income from discontinued operations and gain from discontinued operations, net	$(6,947)	$1,956	$(6,183)	$5,558
Income from discontinued operations	14	107	233	344
Gain from discontinued operations, net	416	23	1,427	171

Net income (loss) allocable to high performance units	$(6,517)	$2,086	$(4,523)	$6,073

Numerator for diluted earnings per HPU share:
Income (loss) allocable to high performance units before income from discontinued operations and gain from discontinued operations, net(1)	$(6,947)	$1,942	$(6,183)	$5,511
Income from discontinued operations	14	106	233	341
Gain from discontinued operations, net	416	23	1,427	170

Net income (loss) allocable to high performance units	$(6,517)	$2,071	$(4,523)	$6,022

Denominator:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15	15	15

Basic earnings per HPU share:
Income (loss) allocable to high performance units before income from discontinued operations and gain from discontinued operations	$(463.13)	$130.41	$(412.19)	$370.54
Income from discontinued operations	0.93	7.13	15.53	22.93
Gain from discontinued operations, net	27.73	1.53	95.13	11.40

Net income (loss) allocable to high performance units	$(434.47)	$139.07	$(301.53)	$404.87

Diluted earnings per HPU share:
Income (loss) allocable to common shareholders before income from discontinued operations and gain from discontinued operations	$(463.13)	$129.47	$(412.19)	$367.41
Income from discontinued operations	0.93	7.07	15.53	22.73
Gain from discontinued operations, net	27.73	1.53	95.13	11.33

Net income (loss) allocable to high performance units	$(434.47)	$138.07	$(301.53)	$401.47

Explanatory Note:

(1)
For the three months ended September 30, 2007 includes the allocable portion of $29 of joint venture income. For the nine months ended September 30, 2008, includes the allocable portion of $85 of joint venture income.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 12—Earnings Per Share (Continued)

        For the three months and nine months ended September 30, 2008 and 2007, the following shares were anti-dilutive (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Common stock equivalents	91	—	91	—
Joint venture shares	298	—	298	—
Stock options	531	5	531	5
Restricted stock units	1,886	715	1,886	715

Note 13—Comprehensive Income

        The primary components of comprehensive income/loss, other than net income, consist of amounts attributable to the Company's cash flow hedges and changes in the fair value of the Company's available-for-sale investments. The statement of comprehensive income/loss is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(301,756)	$105,644	$(184,274)	$308,803
Other comprehensive income:
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization	—	—	4,967	(2,554)
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization	(1,012)	(302)	(2,064)	(646)
Unrealized gains/(losses) on available-for-sale securities	(57)	(2,299)	(1,100)	(2,888)
Unrealized gains/(losses) on cash flow hedges	(149)	(7,876)	3,022	1,139

Comprehensive income (loss)	$(302,974)	$95,167	$(175,321)	$303,854

        Unrealized losses on available-for-sale securities and cash flow hedges are recorded as adjustments to shareholders' equity through "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included in net income unless realized.

        As of September 30, 2008 and December 31, 2007, accumulated other comprehensive income (losses) reflected in the Company's shareholders' equity is comprised of the following (in thousands):

	As of September 30, 2008	As of December 31, 2007
Unrealized losses on available-for-sale securities	$(586)	$(4,453)
Unrealized gains/(losses) on cash flow hedges	7,244	2,158

Accumulated other comprehensive income (losses)	$6,658	$(2,295)

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

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

        Total dividends declared by the Company aggregated $233.9 million or $1.74 per share of Common Stock during the nine months ended September 30, 2008. These dividends were paid on April 30, 2008 and July 31, 2008 to shareholders of record and holders of certain share equivalents on March 17, 2008 and July 15, 2008. The Company also declared and paid dividends aggregating $6.0 million, $8.3 million, $5.8 million, $4.6 million and $7.0 million on its Series D, E, F, G, and I preferred stock, respectively, during the nine months ended September 30, 2008. There are no dividend arrearages on any of the preferred shares currently outstanding.

        The Company pays dividends to the unit holders in the 2002, 2003, and 2004 HPU Plans in the same amount per equivalent share and on the same distribution dates as the Company's common stock, based on 0.8 million shares, 1.0 million shares and 1.0 million shares, respectively. Therefore, in connection with the common dividend declared during the nine months ended September 30, 2008, the Company paid dividends on April 30, 2008 and July 31, 2008 of $1.4 million, $1.7 million and $1.8 million to the unit holders in the 2002, 2003 and 2004 HPU Plans, respectively.

        The Company also pays dividends on outstanding restricted stock units with service conditions that were granted to employees after January 1, 2006, in the same amount per unit and on the same distribution dates as the Company's common stock. Therefore, in connection with the common dividends declared during the nine months ended September 30, 2008, the Company paid dividends of $2.5 million to employees based on restricted stock units outstanding as of March 17, 2008 and July 15, 2008.

Note 15—Fair Value of Financial Instruments

        The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities and for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurement be classified and disclosed in one of the following three categories:

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

(unaudited)

Note 15—Fair Value of Financial Instruments (Continued)

        The following table summarizes the valuation of our financial instruments recorded at fair value on a recurring or nonrecurring basis by the above SFAS No. 157 categories as of September 30, 2008 (in thousands):

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring basis:
Financial Assets:
Derivative assets	$31,905	$—	$31,905	$—
Other lending investments—securities available-for-sale	$16,650	$16,650	$—	$—
Marketable securities—available-for-sale	$868	$868	$—	$—
Financial Liabilities:
Derivative liabilities	$18,062	$—	$18,062	$—
Nonrecurring basis:
Financial Assets:
Impaired loans	$1,588,600	$—	$—	$1,588,600
Impaired other lending investments—securities	$97,582	$97,582	$—	$—
Impaired cost method investments	$50,000	$—	$—	$50,000

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

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

        Other lending investments—securities and marketable securities are all securities traded actively in the secondary market and have been valued using quoted market prices.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 15—Fair Value of Financial Instruments (Continued)

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 16—Segment Reporting (Continued)

        The Company evaluates performance based on the following financial measures for each segment (in thousands):

	Real Estate Lending	Corporate Tenant Leasing	Corporate/ Other(1)	Company Total
Three months ended September 30, 2008
Total revenues(2)	$241,382	$84,965	$15,021	$341,368
Earnings from equity method investments	—	628	1,277	1,905
Total operating and interest expense(3)	477,302	51,518	205,675	734,495
Net operating income (loss)(4)	(235,920)	34,075	(189,377)	(391,222)
Three months ended September 30, 2007
Total revenues(2)	$332,729	$81,806	$3,424	$417,959
Earnings (loss) from equity method investments	—	6,481	(3,883)	2,598
Total operating and interest expense(3)	65,115	33,411	222,035	320,561
Net operating income (loss)(4)	267,614	54,876	(222,494)	99,996
Nine months ended September 30, 2008
Total revenues(2)	$816,196	$245,579	$17,400	$1,079,175
Earnings from equity method investments	—	1,893	3,484	5,377
Total operating and interest expense(3)	953,587	125,626	602,277	1,681,490
Net operating income (loss)(4)	(137,391)	121,846	(581,393)	(596,938)
Nine months ended September 30, 2007
Total revenues(2)	$759,356	$238,850	$14,460	$1,012,666
Earnings (loss) from equity method investments	—	6,261	(5,116)	1,145
Total operating and interest expense(3)	80,986	95,934	551,918	728,838
Net operating income (loss)(4)	678,370	149,177	(542,574)	284,973
As of September 30, 2008
Total long-lived assets(5)	$10,744,047	$3,143,697	$—	$13,887,744
Total assets	11,227,973	3,441,026	1,254,977	15,923,976
As of December 31, 2007
Total long-lived assets(5)	$10,949,354	$3,309,866	$128,720	$14,387,940
Total assets	11,282,121	3,686,941	879,236	15,848,298

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

(3)
Total operating and interest expense includes provision for loan losses for the Real Estate Lending business and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. Interest expense on unsecured notes and the unsecured and secured revolving credit

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 16—Segment Reporting (Continued)

  facilities and general and administrative expense is included in Corporate/Other for all periods. Depreciation and amortization of $24.8 million and $23.2 million for the three months ended September 30, 2008 and 2007, respectively, and $74.0 million and $63.1 million for the nine months ended September 30, 2008 and 2007, respectively, are included in the amounts presented above.

(4)
Net operating income represents income before minority interest, gain on early extinguishment of debt, income from discontinued operations, gain from discontinued operations and gain on sale of joint venture interest.

(5)
Total long-lived assets are comprised of Loans and other lending investments, net, Corporate tenant lease assets, net, and timber and timberlands, net for the Real Estate Lending, Corporate Tenant Leasing and Corporate/Other segments, respectively.

Note 17—Subsequent Events

        Subsequent to quarter end, the Company repurchased, in open market transactions, $392.1 million of its senior unsecured notes for an approximate gain on early extinguishment of debt of $176.1 million.

        Subsequent to quarter end, the Company's senior unsecured debt ratings were downgraded one notch by S&P to BBB-, two notches by Moody's to Ba3 and two notches by Fitch to BB. The interest rate that the Company incurs on borrowings under its unsecured revolving credit facilities is based on the higher of the credit ratings from S&P and Moody's, and as a result of these downgrades the rate of the Company's borrowings under the unsecured credit facilities increased from LIBOR + 0.525% to LIBOR + 0.70% per annum. Additional downgrades could further increase the Company's borrowing rates under these facilities to a maximum of LIBOR + 0.85% per annum.

        In October 2008, the Company granted special equity incentive awards for purposes of retention to several executives and other employees. The awards represent an aggregate of 3,000,000 shares of the Company's Common Stock, with a grant date price of $1.36 per share, which will be owned free of any restrictions if and when vesting conditions have been satisfied. Awards with respect to an aggregate of 2,000,000 shares will "cliff" vest at the end of three years from the date of the initial grant if the recipient is employed on the vesting date. Awards with respect to the remaining 1,000,000 shares will vest in four installments on the anniversary date of the awards, if the recipient is employed on the vesting dates, as follows: 100,000 shares in 2009, 200,000 shares in 2010, 300,000 shares in 2011, and 400,000 shares in 2012. If the recipient voluntarily terminates employment or is terminated by the Company for cause (as defined in the award agreement) prior to vesting, the unvested awards are forfeited. The recipients are entitled to receive dividend equivalent payments with respect to these awards as dividends are paid on shares of the Company's Common Stock. Upon vesting (other than awards with respect to which recipients have elected to be taxed immediately), the awards require net settlement, i.e., a portion of the shares will be withheld by the Company to cover applicable tax withholding requirements.

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

        Our primary sources of revenues are interest income, which is the interest that our borrowers pay on our loans, and operating lease income, which is the rent that our corporate customers pay us to lease our corporate tenant lease ("CTL"), properties. A smaller and more variable source of revenue is other income, which consists primarily of prepayment penalties and realized gains that occur when our borrowers repay their loans before the maturity date. We primarily generate income through the "spread" or "margin," which is the difference between the revenues generated from our loans and leases and our interest expense and the cost of our CTL operations. We generally seek to match-fund our revenue generating assets with either fixed or floating rate debt of a similar maturity so that changes in interest rates or the shape of the yield curve will have a minimal impact on our earnings.

Executive Overview

        The credit crisis, which began in earnest in mid-2007 and spread throughout the global economy in 2008, has significantly impacted our business in a number of ways, including the following:

  •
  Our credit spreads have widened, increasing our cost of funds and effectively eliminating our access to the unsecured debt markets in the near term- our primary source of debt financing.

  •
  Our unsecured corporate credit ratings have been reduced to below investment grade by two of the major national credit rating agencies, primarily due to concerns over worsening credit metrics in our portfolio.

  •
  We have sought, and will continue to seek, to raise capital through means other than unsecured financing, such as secured financing, asset sales, joint ventures and other third party capital arrangements.

  •
  We have significantly curtailed our asset origination activities. We have reallocated personnel to asset management functions and have reduced our overall headcount.

  •
  Our non-performing loans have increased materially through 2008, particularly in the third quarter. We believe the increase has been driven by the worsening economy and the seizure of the credit markets, which have adversely impacted the ability of many of our borrowers' to service their debt and refinance our loans to them at maturity. This is particularly true in our portfolio of condominium construction loans and residential land development loans, which together comprise 38.5% of the carrying value of our total portfolio.

  •
  We have significantly increased our provision for loan losses in 2008, again particularly in the third quarter, based upon the performance of our assets and conditions in the financial markets and overall economy which deteriorated precipitously this quarter.

  •
  The market prices of our public equity and debt securities have declined. We have used available cash to repurchase our securities from time to time and will continue to do so on an opportunistic basis.

  •
  We did not pay a dividend on our common stock in the third quarter of 2008 because we expect that dividends paid in the first and second quarters of 2008 will be sufficient to satisfy our stated policy of paying annual dividends in an amount equal to 100% of our annual taxable income.

  •
  Our financial performance and credit metrics have put pressure on our ability to meet financial covenants in our unsecured credit facilities and unsecured debt securities. While we are currently in compliance with our covenants, there can be no assurance that we will be able to stay in compliance if our performance and credit metrics decline materially. In addition, we may be forced to take actions, such as asset sales, that will enable us to meet our covenants in the near term but may adversely affect our earnings in the longer term.

        It is difficult to predict when conditions in our business will improve. We expect that the circumstances and trends discussed above will continue through at least the remainder of 2008, and will begin to improve thereafter only as the credit markets and overall economy improve.

        During the third quarter of 2008, the Company incurred a net loss of $301.8 million on $341.4 million of revenue, resulting in $(2.30) of diluted earnings (loss) per common share and $(2.15) of adjusted diluted earnings (loss) per share. These financial results were primarily driven by an increase in the provision for loan losses and impairments of other assets recognized during the quarter. Non-performing loans increased to $2.48 billion or 19.4% of Managed Loan Value (as defined in the "Risk Management" section) as of September 2008, from $1.34 billion or 10.5% at the end of the second quarter. This quarter's increase in non-performing loans primarily drove the $411.1 million increase in the provision for loan losses. The increase in non-performing loans, provisions for loan losses and other asset impairments were the result of the dramatic deterioration in the financial markets and a weakening economic outlook. We expect the Company's total non-performing loans to increase as the industry continues through this very difficult credit cycle, and believe that many of our borrowers will continue to have difficulty refinancing or selling their projects in order to repay us in a timely manner. These losses were partially offset by $68.3 million in gains on early extinguishment of debt.

        Our new commitments for the third quarter totaled $60.8 million in four separate transactions and we funded $8.6 million of these commitments during the quarter. We also funded $728.5 million of pre-existing commitments during the quarter and received gross principal repayments of approximately $678.8 million. As of September 30, 2008 we had $877.7 million of cash and available capacity under our credit facilities. We expect sources of capital, including repayments received from existing loans secured financings, asset sales, joint ventures and other third party capital arrangements should be sufficient to meet our near term liquidity needs.

Key Performance Measures

        We use the following metrics to measure our profitability:

  •
  Adjusted Diluted EPS, calculated as adjusted diluted earnings allocable to common shareholders divided by diluted weighted average common shares outstanding. (See section captioned "Adjusted Earnings" for more information on this metric).

  •
  Net Finance Margin, calculated as the rate of return on assets less the rate of cost on debt. The rate of return on assets is the sum of interest income and operating lease income, divided by the sum of the average book value of gross corporate tenant lease assets, loans and other lending investments, purchased intangibles and assets held for sale over the period. The rate of cost on debt is the sum of interest expense and operating costs for corporate tenant lease assets, divided by the average book value of gross debt obligations during the period.

  •
  Return on Average Common Book Equity, calculated as net income allocable to common shareholders and HPU holders divided by average common book equity.

  •
  Adjusted Return on Average Common Book Equity, calculated as adjusted basic earnings allocable to common shareholders and HPU holders divided by average common book equity.

        The following table summarizes these key metrics:

	For the Three Months Ended September 30,
	2008	2007
Adjusted Diluted EPS	$(2.15)	$1.07
Net Finance Margin(1)(2)	2.99%	5.25%
Return on Average Common Book Equity	(57.6)%	14.9%
Adjusted Return on Average Common Book Equity	(53.8)%	21.8%

    Explanatory Notes:

    (1)
    For the three months ended September 30, 2008 and 2007, operating lease income used to calculate the net finance margin includes amounts from discontinued operations of $0.9 million and $5.4 million, respectively. For the three months ended September 30, 2008 and 2007, operating costs—corporate tenant lease assets used to calculate the net finance margin includes amounts from discontinued operations of $0.1 million and $0.2 million, respectively.

    (2)
    Net finance margin for the three months ended September 30, 2008 and 2007 includes the amortization of the Fremont CRE loan purchase discount of $12.5 million and $57.4 million, respectively. Excluding this amortization, the net finance margin would have been 2.7% and 3.53% for the three months ended September 30, 2008 and 2007, respectively.

Results of Operations for the Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007

Revenue

	For the Three Months Ended September 30,
	2008	2007	% Change
	(in thousands)
Interest income	$237,006	$316,829	(25)%
Operating lease income	81,440	81,859	(1)%
Other income	22,922	19,271	19%

Total Revenue	$341,368	$417,959	(18)%

        The decrease in total revenue in the third quarter of 2008 compared to the third quarter of 2007 was primarily due to a decrease in interest income. Interest income decreased $79.8 million in the current quarter, which was primarily due to $48.2 million less of purchase discount amortization in the current quarter related to the acquisition of the Fremont CRE portfolio and a $42.4 million decrease in interest resulting from the higher level of non-performing loans in the current quarter.

        Other income was higher in the third quarter of 2008 than the third quarter of 2007 primarily due to a $12.0 million gain recorded in the third quarter of 2008 when we exchanged a cost method equity investment for a loan receivable. This was offset by a $9.9 million decrease in income from repayments and prepayments in the current quarter. During the third quarter of 2008, other income also included income from strategic investments and other miscellaneous income of $6.6 million versus $4.8 million in the same period of 2007.

Interest Expense

	For the Three Months Ended September 30,
	2008	2007	% Change
	(in thousands)
Interest expense	$168,040	$173,376	(3)%

        The $5.3 million decrease in interest expense during the third quarter of 2008 as compared to 2007 was primarily due to $28.0 million of interest incurred in 2007 on the interim financing facility used to finance the Fremont CRE acquisition, which was repaid during the second quarter of 2008. This was partially offset by $18.9 million of increased interest expense related to our new secured term loans in 2008 as well as $3.9 million of increased amortization of deferred financing fees related to these new secured term loans.

Other Costs and Expenses

	For the Three Months Ended September 30,
	2008	2007	% Change
	(in thousands)
Operating costs—corporate tenant lease assets	$5,647	$7,746	(27)%
Depreciation and amortization	24,827	23,244	7%
General and administrative	37,736	51,246	(26)%
Provision for loan losses	411,142	62,000	>100%
Impairment of other assets	88,075	—	100%
Other expense	(972)	2,949	>(100)%

Total other costs and expenses	$566,455	$147,185	>100%

        Total other costs and expenses increased by $419.3 million primarily due to the increase in our provision for loan losses and non-cash asset impairment charges on our securities, equity investments, and other real estate owned ("OREO").

        The $349.1 million increase in provision for loan losses is primarily due to additional asset-specific reserves required as a result of the significant increase in non-performing loans during the current quarter. The aggregate Managed Loan Value of non-performing loans increased to $2.48 billion as of September 30, 2008, from $1.34 billion as of June 30, 2008, and $1.19 billion at December 31, 2007. This significant increase in impaired loans, particularly in our residential land development and condominium construction portfolios, was driven by the worsening economy and the seizure of the credit markets, which has adversely impacted the ability of our borrowers to service their debt and refinance their loans at maturity. See also the "Risk Management" and "Executive Overview" sections.

        At the end of the third quarter of 2008, due to the continued deterioration in the commercial real estate market, we recorded a non-cash impairment charge of $36.2 million to reduce the carrying value of certain OREO assets based on their revised estimated fair values less costs to sell. Also included in "Impairment of other assets" are non-cash impairment charges of $21.9 million related to certain held-to-maturity and available-for-sale securities in our loans and other lending investment portfolio as well as a $30.0 million non-cash impairment charge for a cost method equity investment included in our other investments portfolio. The impairments for the debt securities and cost method investment were determined based on our assessment that the decline in fair value of these investments was other than temporary.

        General and administrative expenses decreased primarily due to lower payroll and employee related costs resulting from a reduction in headcount.

Other Components of Net Income

         Earnings from equity method investments—Earnings from equity method investments decreased primarily due to weaker market performance that affected certain of our strategic investments.

         Income from discontinued operations—For the three months ended September 30, 2008 and 2007, operating income from CTL and TimberStar assets sold (prior to their sale) and assets held for sale is classified as "discontinued operations," even though such income was recognized prior to the asset dispositions or classification as "Asset held for sale" on the Consolidated Balance Sheets.

         Gain from discontinued operations—During the three months ended September 30, 2008, we disposed of four CTL assets for net proceeds of $63.8 million and recognized a gain of $20.1 million. During the quarter ended September 30, 2007, we disposed of two CTL assets for net proceeds of $5.6 million and recognized a gain of $1.0 million.

Results of Operations for the Nine Months Ended September 30, 2008 compared to the Nine Months Ended September 30, 2007

Revenue

	For the Nine Months Ended September 30,
	2008	2007	% Change
	(in thousands)
Interest income	$748,460	$689,836	8%
Operating lease income	242,008	237,975	2%
Other income	88,707	84,855	5%

Total Revenue	$1,079,175	$1,012,666	7%

        The increase in total revenue in the first nine months of 2008 compared to the same period in 2007 was primarily due to a $58.6 million increase in interest income. This increase was comprised of a $128.5 million increase due to the acquisition of Fremont CRE and was offset by a $69.9 million decrease in interest income due to an increase in non-performing loans.

        Operating lease income also contributed to the increase in total revenue primarily due to increased income from properties that were acquired or built-to-suit and have become fully operational in the first nine months of 2008.

        During the nine months ended September 30, 2008, other income primarily included $19.2 million of income from loan prepayment penalties and loan repayments, a $44.2 million gain resulting from the redemption of a participation interest that was received as part of a prior lending investment and a $12.0 million gain recorded when we exchanged a cost method equity investment for a loan receivable. During the nine months ended September 30, 2007, other income included income from loan prepayment penalties and loan repayments of $46.5 million and $19.8 million of income from a loan participation feature on a prior lending investment.

Interest Expense

	For the Nine Months Ended September 30,
	2008	2007	% Change
	(in thousands)
Interest expense	$499,131	$441,095	13%

        During the nine months ended September 2008, our average outstanding debt balance was $3.45 billion higher than it was for the same period in 2007, resulting in the majority of the increase in interest expense. The increase in borrowings was attributed to increased borrowings on both of our unsecured and secured credit facilities as well as the new secured term loans in 2008. Higher borrowings were partially offset by lower average rates, which decreased to 4.98% during the nine months ended September 30, 2008 as compared to 5.81% during the same period in 2007.

Other Costs and Expenses

	For the Nine Months Ended September 30,
	2008	2007	% Change
	(in thousands)
Operating costs—corporate tenant lease assets	$15,583	$21,555	(28)%
Depreciation and amortization	73,973	63,061	17%
General and administrative	124,516	128,178	(3)%
Provision for loan losses	777,302	72,000	>100%
Impairment of goodwill	39,092	—	>100%
Impairment of other assets	145,766	—	>100%
Other expense	6,127	2,949	>100%

Total other costs and expenses	$1,182,359	$287,743	>100%

        Total other costs and expenses increased $894.6 million primarily due to the increase in our provision for loan losses and non-cash asset impairment charges recorded during the nine months ended September 30, 2008.

        The $705.3 million increase in our provision for loan losses is primarily due to additional asset-specific reserves that were required as a result of the significant increase in non-performing loans during the first nine months of the current year. This significant increase in impaired loans, particularly in our residential land development and condominium construction portfolios, was driven by the worsening economy and the seizure of the credit markets, which has adversely impacted the ability of our borrowers to service their debt and refinance their loans at maturity. These changes are further described in the "Risk Management" and "Executive overview" sections.

        In June 2008, due to an overall deterioration in market conditions within the commercial real estate lending environment, we determined our goodwill was impaired and recorded a non-cash impairment charge of $39.1 million, eliminating the goodwill in our real estate lending reporting unit.

        During the nine months ended September 30, 2008, due to the continued deterioration in the commercial real estate market, we recorded a non-cash impairment charge of $36.2 million to reduce the carrying value of certain OREO assets based on their revised estimated fair values less costs to sell. During that same period, we also recorded a $12.5 million non-cash impairment charge to reduce the value of intangible assets related to the Fremont CRE acquisition to their revised estimated fair values, a $61.9 million non-cash impairment charge related to certain held-to-maturity and available-for-sale securities in our loans and other lending investments portfolio and a $35.2 million non-cash impairment charge for a cost method equity investment included in our other investments portfolio. The impairments for the debt securities and cost method investments were determined based on our assessment that the decline in fair value of these investments was other than temporary. All of these non-cash impairment charges were included in "Impairment of other assets."

        Operating costs-corporate tenant lease assets decreased by $6.0 million is primarily due to increased property expense recoveries.

        Depreciation and amortization increased by $10.9 million as a result of the acquisition and construction of new CTL assets.

        The decrease in General and administrative expenses is primarily due to lower payroll and employee related costs resulting from a reduction in headcount.

Other Components of Net Income

         Gain on sale of joint venture interest, net of minority interest—In April 2008, we closed on the sale of our TimberStar Southwest joint venture for a gross sales price of $1.71 billion, including the assumption of debt. We received net proceeds of approximately $417.0 million for our interest in the venture and recorded a gain of $261.7 million, net of minority interest.

         Earnings from equity method investments—Earnings from equity method investments increased primarily due to the sale of our TimberStar Southwest joint venture, as described above. Our share of losses from this venture prior to the sale were $3.3 million for the nine months ended September 30, 2008 compared to losses of $11.1 million during the same period in 2007.

         Income from discontinued operations—For the nine months ended September 30, 2008 and 2007, operating income from CTL and TimberStar assets sold (prior to their sale) and assets held for sale, is classified as "discontinued operations," even though such income was recognized prior to the asset dispositions or classification as "Asset held for sale" on the Consolidated Balance Sheets.

         Gain from discontinued operations—During the nine months ended September 30, 2008, we sold a portfolio of 32 CTL assets and eight individual CTL assets for net aggregate proceeds of $317.1 million, and recognized gains of approximately $45.5 million. In addition, we closed on the sale of our Maine Timber property for net proceeds of $152.7 million resulting in a gain of $23.3 million, net of minority interest. During the nine months ended September 30, 2007, we disposed of eight CTL assets for net proceeds of $70.2 million and recognized gains of approximately $7.8 million.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Adjusted earnings:
Net income (loss)	$(301,756)	$105,644	$(184,274)	$308,803
Add: Depreciation, depletion and amortization	24,448	25,928	78,149	71,172
Add: Joint venture income	—	31	—	92
Add: Joint venture depreciation, depletion and amortization	1,943	10,407	12,513	30,992
Add: Amortization of deferred financing costs	15,120	7,065	33,893	20,222
Add: Impairment of goodwill and intangible assets	—	—	51,549	—
Less: Hedge ineffectiveness, net	(1,256)	2,944	(2,106)	2,944
Less: Gains from discontinued operations, net of minority interest	(19,955)	(1,045)	(68,798)	(7,823)
Less: Gain on sale of joint venture interest, net of minority interest	—	(1,572)	(261,659)	(1,572)
Less: Preferred dividend requirement	(10,580)	(10,580)	(31,740)	(31,740)

Adjusted diluted earnings (loss) allocable to common shareholders and HPU holders(1)	$(292,036)	$138,822	$(372,473)	$393,090

Weighted average diluted common shares outstanding	133,199	127,508	133,955	127,782

Explanatory Note:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program. For the three months ended September 30, 2008 and 2007, adjusted diluted earnings allocable to common shareholders and HPU holders includes $(6,093) and $3,046 of adjusted earnings (loss) allocable to HPU holders, respectively. For the nine months ended September 30, 2008 and 2007, adjusted diluted earnings (loss) allocable to common shareholders and HPU holders includes $(7,754) and $8,615 of adjusted earnings (loss) allocable to HPU holders, respectively.

Risk Management

         Loan Credit Statistics—The table below summarizes our non-performing loans and details the reserve for loan losses associated with our loans (in thousands):

	As of September 30, 2008	As of December 31, 2007
Non-performing loans
Carrying value	$2,213,319	$719,366
Participated portion	264,569	474,303

Managed Loan Value(1)	$2,477,888	$1,193,669
As a percentage of Managed Loan Value of total loans	19.4%	8.7%
Watch list loans
Carrying value	$1,089,118	$1,240,228
Participated portion	213,479	375,179

Managed Loan Value	$1,302,597	$1,615,407
Reserve for loan losses	$832,663	$217,910
As a percentage of Managed Loan Value of total loans	6.5%	1.6%
As a percentage of Managed Loan Value of non-performing loans	33.6%	18.3%
Other real estate owned
Carrying value	$277,232	$128,558

Explanatory Notes:

(1)
Managed Loan Value of a loan is computed by adding iStar's carrying value of the loan and the participation interest sold on the Fremont CRE portfolio. Under the terms of the participation, the Fremont CRE participation will receive 70% of all loan principal payments, including principal that iStar has funded. Therefore, iStar is in the first loss position and we believe that presentation of the Managed Loan Value is more relevant than a presentation of our carrying value when discussing our risk of loss on the loans in the Fremont CRE Portfolio.

         Non-Performing Loans—We designate loans as non-performing at such time as: (1) management determines the borrower is incapable of, or has ceased efforts towards, curing the cause of an impairment; (2) the loan becomes 90 days delinquent; or (3) the loan has a maturity default. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of September 30, 2008, we had non-performing loans with an aggregate carrying value of $2.21 billion and an aggregate Managed Loan Value of $2.48 billion, or 19.4% of total Managed Loan Value. Our non-performing loans have increased materially through 2008, particularly in the third quarter and particularly in our residential land development and condominium construction portfolios, due to the worsening economy and the seizure of the credit markets, which have adversely impacted the ability of many of our borrowers to service their debt and refinance our loans at maturity. Given the rapidly changing current commercial real estate market conditions, the process of estimating collateral values and reserves will continue to require significant judgment on the part of management. Management believes there is adequate collateral and reserves to support the book values of the loans.

         Watch List Assets—We conduct a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." As of September 30, 2008, we had assets on the credit watch list, excluding non-performing loans above, with an aggregate carrying value of $1.09 billion and an aggregate Managed Loan Value of $1.30 billion, or 10.2% of the Managed Loan Value of total loans.

         Reserve For Loan Losses—During the nine months ended September 30, 2008, the reserve for loan losses increased $614.8 million, which was the result of $777.3 million of provisioning for loan losses reduced by $162.5 million of charge-offs. The reserve is increased through the provision for loan losses, which reduces income in the period recorded and is reduced through charge-offs.

        The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for a non-performing loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of September 30, 2008, we had $655.4 million of asset-specific reserves related to 47 non-performing loans as compared to $91.6 million of asset-specific reserves related to 11 non-performing loans at December 31, 2007. The increase in asset-specific reserves during the nine months ended September 30, 2008 was primarily due to the significant increase in non-performing loans as discussed above. The increase was also due to additional reserves required for existing non-performing loans due to the continued deterioration in the commercial real estate market.

        The formula-based general reserve is derived from estimated probabilities of principal loss and loss given default severities assigned to the portfolio during our quarterly internal risk rating assessment. Probabilities of principal loss and severity factors are based on industry and/or internal experience and may be adjusted for significant factors that, based on the Company's judgment, impact the collectability of the loans as of the balance sheet date. The general reserve was $177.3 million as of September 30, 2008, and has increased from $126.3 million at December 31, 2007.

         Other real estate owned ("OREO")—During the nine months ended September 30, 2008, we received titles to properties in satisfaction of senior mortgage loans with cumulative carrying values of $346.5 million, for which those properties had served as collateral, and recorded charge-offs totaling $71.8 million related to these loans. Due to changing market conditions, we determined certain OREO assets were impaired and recorded impairment charges of $36.2 million for the three and nine months ended September 30, 2008. In addition, during the nine months ended September 30, 2008, we sold OREO assets for net proceeds of $103.2 million and recognized net gains of $1.5 million.

Liquidity and Capital Resources

        We require significant capital to fund our investment activities and operating expenses. Our capital sources include cash flow from operations, borrowings under lines of credit, additional term borrowings, unsecured corporate debt financing, financings secured by our assets, trust preferred debt, asset sales, joint ventures and the issuance of common, convertible and/or preferred equity securities.

        Liquidity in the capital markets has been severely constrained since the beginning of the credit crisis, increasing our cost of funds and effectively eliminating our access to the unsecured debt markets in the near term- our primary source of debt financing. As a result, during 2008, we have arranged other means of raising liquidity. In addition to $1.17 billion of unsecured financings in 2008 we raised $1.30 billion of net proceeds from secured financings and $886.8 million of net proceeds from strategic asset sales of our Timber investments and certain CTL portfolio assets. We used a portion of the proceeds from these transactions to repay or retire corporate indebtedness. We intend to pursue a variety of ways to raise capital while the credit markets remain dislocated, including additional secured borrowings, asset sales, joint ventures with third parties and other opportunities that may become available.

        As of September 30, 2008 we had $877.7 million of cash and available capacity under our $3.74 billion revolving credit facilities. We expect amounts available under our credit facilities, repayments received from our existing loans and proceeds generated from our capital raising activities discussed in the preceding paragraph will be sufficient to meet our near term liquidity needs. However, our ability to meet our short-term and long-term liquidity requirements will be impacted by our borrowers' ability to access capital to repay their obligations to us and our ability to execute such capital raising activities.

        Our ability to obtain additional debt and equity financing will depend in part on our ability to comply with the financial covenants in our unsecured credit facilities and our publicly held debt securities, as further described in the Debt Covenants section below. In addition, any decision by our lenders and investors to provide us with additional financing will depend upon a number of other factors, such as our compliance with the terms of existing credit arrangements, our financial performance, our credit ratings, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.

        The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of September 30, 2008. We have no other long-term liabilities that would constitute a contractual obligation.

	Principal And Interest Payments Due By Period
	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	6 – 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations(1)(2):
Unsecured notes	$7,416,816	$1,349,905	$2,083,160	$1,708,461	$2,275,290	$—
Convertible notes	800,000	—	—	800,000	—	—
Unsecured revolving credit facilities	3,184,448	—	2,055,819	1,128,629	—	—
Secured term loans(2)	1,609,432	434,980	1,036,304	57,120	13,033	67,995
Trust preferred	100,000	—	—	—	—	100,000

Total	13,110,696	1,784,885	5,175,283	3,694,210	2,288,323	167,995
Interest Payable(3)	2,669,779	669,583	1,139,415	527,617	231,664	101,500
Operating Lease Obligations	286,743	6,235	41,568	40,220	95,276	103,444

Total(4)	$16,069,218	$2,460,703	$6,356,266	$4,262,047	$2,615,263	$372,939

Explanatory Notes:

(1)
Assumes exercise of extensions to the extent such extensions are at our option.

(2)
This table excludes $25.2 million of borrowings under secured term loans as these amounts have original maturities of less than one year.

(3)
All variable rate debt assumes a 30-day LIBOR rate of 3.93% (the 30-day LIBOR rate at September 30, 2008).

(4)
We also have letters of credit outstanding totaling $44.5 million as additional collateral for three of our investments and our secured revolving credit facility. See "Off-Balance Sheet Transactions" below, for a discussion of certain unfunded commitments related to our lending and CTL business.

        Our primary source of short-term funds is an aggregate of $3.39 billion of available credit under our two committed unsecured revolving credit facilities, which includes a $2.20 billion facility, maturing in June 2011, as well as a $1.19 billion facility, maturing in June 2012. As of September 30, 2008, there was approximately $166.1 million which was immediately available to draw under these facilities at our discretion. In September 2008, we amended and restated our $500.0 million secured credit facility by reducing the capacity to $350.0 million and extending its maturity from September 2008 to September 2009.

        In May 2008, we repaid all outstanding indebtedness on the interim financing facility that we used to fund the Fremont CRE acquisition.

         Unencumbered Assets/Unsecured Debt—The following table shows the ratio of unencumbered assets to unsecured debt at September 30, 2008 and December 31, 2007 (in thousands):

	As of September 30, 2008	As of December 31, 2007
Total Unencumbered Assets	$14,041,706	$15,769,061
Total Unsecured Debt(1)	$11,151,264	$12,073,007
Unencumbered Assets/Unsecured Debt	126%	131%

      Explanatory Note:

      (1)
      See Note 8 of the Notes to Consolidated Financial Statements for a more detailed description of our unsecured debt.

         Capital Markets Activity—During the three and nine months ended September 30, 2008, we repurchased, in open market transactions, $241.3 million and $264.9 million, respectively, of our senior unsecured notes with various maturities ranging from January 2009 to March 2017. In connection with these repurchases, we recorded an aggregate net gain on early extinguishment of debt of approximately $68.3 million and $69.9 million, respectively, for the three and nine months ended September 30, 2008. We may repurchase additional debt securities that we have issued from time to time in open market transactions or privately negotiated purchases. There can be no assurance as to the timing or amount of any such repurchases.

        In August 2008, we repaid our 8.75% senior unsecured notes with an aggregate outstanding principal balance of $50.3 million.

        In May 2008, we issued $750.0 million aggregate principal amount of senior unsecured notes bearing interest at an annual rate of 8.625% and maturing in June 2013. We used the proceeds from the issuance of these securities primarily to repay outstanding indebtedness under our unsecured revolving credit facility. We also entered into interest rate swap agreements to swap the fixed interest rate on the $750.0 million senior unsecured notes for a variable interest rate (see Note 10 of the Notes to Consolidated Financial Statements for further details).

        In March 2008, we repaid $570.0 million aggregate principal amount of both fixed and floating rate senior unsecured notes.

         Other Financing Activity—During the second quarter of 2008, we closed on a $947.9 million secured term note maturing in April 2011. This note is collateralized by 34 properties in our Corporate Tenant Lease portfolio and bears interest at the greater of 6.25% or LIBOR + 3.40%.

        In March 2008, we entered into a $300.0 million senior secured term loan maturing in March 2009 with a six-month extension at our option. Borrowings under this facility bear interest at a rate of LIBOR + 2.50% and are collateralized by investments included in our loans and other lending investments portfolio.

        Also in March 2008, we closed on a $53.3 million secured term note maturing in March 2011. This note is collateralized by four assets in our Corporate Tenant Lease portfolio and bears interest at LIBOR + 1.65%.

        As of September 30, 2008, future scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1)(2):

2008 (remaining three months)	$—
2009	1,784,885
2010	1,105,522
2011	4,069,761
2012	2,909,752
Thereafter	3,240,777

Total principal maturities	13,110,697
Unamortized debt discounts/premiums, net	(87,413)
Fair value adjustment to hedged items (see Note 10)	12,002

Total long-term debt obligations	$13,035,286

      Explanatory Notes:

      (1)
      Assumes exercise of extensions to the extent such extensions are at our option.

      (2)
      This table excludes $25.2 million of borrowings under secured term loans as these amounts have original maturities of less than one year.

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

        At September 30, 2008, derivatives with a fair value of $31.9 million were included in other assets and derivatives with a fair value of $18.1 million were included in other liabilities.

         Off-Balance Sheet Transactions—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity.

        We have certain discretionary and non-discretionary unfunded commitments related to our loans, CTLs and other lending investments that we may be required to, or choose to, fund in the future. Discretionary commitments are those under which we have sole discretion with respect to future funding. Non-discretionary commitments are those that we are generally obligated to fund at the request of the borrower or upon the occurrence of events outside of our direct control. As of September 30, 2008, we had 192 loans with unfunded commitments totaling $3.03 billion, of which $2.60 billion was non-discretionary. In addition, we had $17.8 million of non-discretionary unfunded commitments related to three CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon completion of the improvements or construction, we would receive additional operating lease income from the customers. In addition, we have $8.2 million of non-discretionary unfunded commitments related to nine existing customers in the form of tenant improvements which were negotiated between the Company and the customers at the commencement of the leases. Further, we had 12 strategic investments with unfunded non-discretionary commitments of $235.3 million.

         Debt Covenants—Our ability to borrow under our unsecured credit facilities, secured credit facility, and secured term loan is dependent on maintaining compliance with various covenants, including minimum net worth as well as specified financial ratios such as fixed charge coverage, unencumbered assets to unsecured indebtedness, and leverage. All of the covenants on the facilities are maintenance covenants and, if breached, could result in an acceleration of our facilities if a waiver or modification is not agreed upon with the requisite percentage of the unsecured lending group and the lenders on the other facilities.

        Our publicly held debt securities also contain covenants for fixed charge coverage and unencumbered assets to unsecured indebtedness. The fixed charge coverage ratio in our publicly held securities is an incurrence test. If we do not meet the fixed charge coverage ratio, our ability to incur additional indebtedness will be restricted. The unencumbered assets to unsecured indebtedness covenant is a maintenance covenant. Based on our unsecured credit ratings at the end of the quarter, the financial covenants in our publicly held debt securities, including limitations on the incurrence of additional indebtedness and maintenance of unencumbered assets compared to unsecured indebtedness, are operative. If the covenants are breached, and not cured within applicable cure periods, it could result in acceleration of our publicly held debt if a waiver or modification is not agreed upon with the requisite percentage of the bondholders.

        We believe we are in full compliance with the covenants in our credit facilities, secured term loans and public debt securities as of September 30, 2008. Our ability to remain in compliance with the financial covenants will be impacted by increases in general loan loss reserves, non-performing loans and the slow-down in asset originations. See below for further discussion of ratings triggers as they relate to our covenants.

        Our $800.0 million aggregate principal amount of outstanding convertible debt securities provide that we must offer to repurchase the securities from the holders at 100% of their par value plus accrued and unpaid interest if our Common Stock is no longer listed on a national securities exchange.

         Ratings Triggers—The two committed unsecured revolving credit facilities aggregating $3.39 billion that we had in place at September 30, 2008, bear interest at LIBOR + 0.525% per annum based on our senior unsecured credit ratings of BBB from S&P, Ba1 from Moody's and BBB- from Fitch as of the end of the quarter. Our ability to borrow under our unsecured revolving credit facilities is not dependent on our credit ratings. The interest rate that we incur on borrowings under our unsecured revolving credit facilities is based on the higher of our credit ratings from S&P and Moody's. Subsequent to quarter end, our senior unsecured debt ratings were downgraded one notch by S&P to BBB-, two notches by Moody's to Ba3 and two notches by Fitch to BB. As a result of these downgrades the rate of our borrowings under these facilities increased from LIBOR + 0.525% to LIBOR + 0.70% per annum. Additional downgrades could further increase our borrowing rates under these facilities to a maximum of LIBOR + 0.85% per annum.

        Our interest rate and foreign currency derivatives require us to post cash collateral when the value of the derivative is a liability in excess of certain thresholds. Certain of our collateral support agreements are ratings based and lower ratings may result in lower thresholds and therefore may require larger amounts of collateral to be posted. As of September 30, 2008, we had approximately $2.5 million of cash collateral posted. Our estimated maximum additional cash collateral that could be required as a result of ratings downgrades is approximately $39.5 million.

        Except as described above, there are no other ratings triggers in any of our debt instruments or other operating or financial agreements at September 30, 2008.

         Transactions with Related Parties—We have substantial investments in minority interests of Oak Hill Advisors, L.P., Oak Hill Credit Alpha MGP LLC, OHSF GP Partners II, LLC, Oak Hill Credit Opportunities MGP, LLC, OHSF GP Partners (Investors), LLC, OHA Finance MGP, LLC, OHA Capital Solutions MGP, LLC and OHA Strategic Credit Fund. (see Note 6 of the Notes to Consolidated Financial Statements for further detail). In relation to our investment in these entities, we appointed to our Board of Directors a member that holds a substantial investment in these same eight entities. As of September 30, 2008, the carrying value in these ventures was $176.3 million. We have also invested in eight funds managed by Oak Hill Advisors, L.P., which have a carrying value of $8.3 million as of September 30, 2008.

         DRIP/Stock Purchase Plans—During the three months ended September 30, 2008 and 2007, we issued a total of approximately 121,000 shares and 17,900 shares of our Common Stock, respectively, and during the nine months ended September 30, 2008 and 2007, we issued approximately 178,000 and 37,600 shares of our Common Stock, respectively, through both plans. Net proceeds for each of the three months ended September 30, 2008 and 2007, was approximately $0.7 million and $0.6 million, respectively, and $1.8 million and $1.6 million during the nine months ended September 30, 2008 and 2007, respectively. There are approximately 1.9 million shares available for issuance under the plan as of September 30, 2008

         Stock Repurchase Program—In July 2008, we announced that our Board of Directors approved a $50 million Common Stock repurchase program. This program is in addition to our previously disclosed 5 million share repurchase program. Shares may be purchased under the new program from time to time in the open market and in privately negotiated transactions. As of September 30, 2008, no shares remain available under the 5 million share repurchase plan. During the three months ended September 30, 2008, we repurchased 2.4 million shares of our outstanding Common Stock for a cost of approximately $14.8 million at an average cost per share of $6.08. During the nine months ended September 30 2008, we repurchased 2.8 million shares of our outstanding Common Stock for a cost of approximately $20.0 million at an average cost per share of $7.23. During the three and nine months ended September 30, 2007, we repurchased 613,000 shares of our outstanding Common Stock for a cost of approximately $20.2 million at an average cost per share of $32.98. As of September 30, 2008, there was approximately $44.2 million remaining under our $50 million share repurchase program.

         Subsequent Events—Subsequent to quarter end, we repurchased, in open market transactions, $392.1 million of our senior unsecured notes for an approximate gain on early extinguishment of debt of $176.1 million.

        Subsequent to quarter end, our senior unsecured debt ratings were downgraded one notch by S&P to BBB-, two notches by Moody's to Ba3 and two notches by Fitch to BB. The interest rate that we incur on borrowings under the unsecured revolving credit facilities is based on the higher of the credit ratings from S&P and Moody's and as a result of these downgrades the rate of our borrowings under the unsecured credit facilities increased from LIBOR + 0.525% to LIBOR + 0.70% per annum. Additional downgrades could further increase our borrowing rates under these facilities to a maximum of LIBOR + 0.85% per annum.

        In October 2008, we granted special equity incentive awards for purposes of retention to several executives and other employees. The awards represent an aggregate of 3,000,000 shares of our Common Stock, with a grant date price of $1.36 per share, which will be owned free of any restrictions if and when vesting conditions have been satisfied. Awards with respect to an aggregate of 2,000,000 shares will "cliff" vest at the end of three years from the date of the initial grant if the recipient is employed on the vesting date. Awards with respect to the remaining 1,000,000 shares will vest in four installments on the anniversary date of the awards, if the recipient is employed on the vesting dates, as follows: 100,000 shares in 2009, 200,000 shares in 2010, 300,000 shares in 2011, and 400,000 shares in 2012. If the recipient voluntarily terminates employment or is terminated by the Company for cause (as defined in the award agreement) prior to vesting, the unvested awards are forfeited. The recipients are entitled to receive dividend equivalent payments with respect to these awards as dividends are paid on shares of the Company's Common Stock. Upon vesting (other than awards with respect to which recipients have elected to be taxed immediately), the awards require net settlement, i.e., a portion of the shares will be withheld by the Company to cover applicable tax withholding requirements.

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

        See Note 15 of the Notes to Consolidated Financial Statements for a complete discussion on our use of fair valuation of financial assets and financial liabilities and the related measurement techniques.

         Recently Issued Accounting Pronouncements—For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see Note 3 of the Notes to Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        There have been no material changes in Quantitative and Qualitative Disclosures About Market Risk for the first nine months of 2008 as compared to the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2007. See discussion of quantitative and qualitative disclosures about market risk under "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk" included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Securities Class Action Litigations

        On April 14, 2008, Citiline Holdings, Inc. filed a putative class action lawsuit in the United States District Court for the Southern District of New York, which named the Company and certain of its current executive officers as defendants and alleged violations of the Securities Act of 1933, as amended. On April 24, 2008, Dennis Christenson filed a substantially identical lawsuit, naming the same defendants and alleging the same claims. Both suits were purportedly filed on behalf of the same putative class of investors who purchased common stock in the Company's December 13, 2007 public offering. The two complaints were consolidated on April 30, 2008.

        The complaints seek certification as a class action, compensatory damages plus interest and attorneys' fees, and rescission of the public offering. The Court has not yet appointed a lead plaintiff for this litigation, no class has been certified and discovery has not commenced.

        The Company and the individual defendants believe these suits have no merit and intend to defend themselves vigorously against the actions.

ITEM 1A.    RISK FACTORS

        No changes from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the nine months ended September 30, 2008:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs(1)
March 1 – March 31, 2008	100,000	$15.39	100,000	1,586,900
June 1 – June 30, 2008	235,000	$15.57	235,000	1,351,900
August 1 – August 22, 2008	701,900	$6.33	701,900	—
August 22 – August 31, 2008	1,033,100	$5.49	1,033,100	$44,330,623
September 1 – September 30, 2008	50,000	$3.38	50,000	$44,161,623

Explanatory Note:

(1)
In 1999, the Company's Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to 5.0 million shares of its Common Stock at prevailing market prices or at negotiated prices. There is no fixed expiration date to this plan. As of August 22, 2008, no shares are available for purchase under this plan.

(2)
On July 31, 2008, the Company's Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to $50 million of its Common Stock at prevailing market prices or at negotiated prices. There is no fixed expiration date to this plan.

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

iSTAR FINANCIAL INC. Registrant
Date: November 7, 2008	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (Principal executive officer)
Date: November 7, 2008	/s/ CATHERINE D. RICE Catherine D. Rice Chief Financial Officer (Principal financial and accounting officer)