Form 10-K
period 2008-12-31
ISTAR FINANCIAL INC
filed 2009-02-27
CIK 1095651

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-15371

iSTAR FINANCIAL INC.
(Exact name of registrant as specified in its charter)

Maryland	95-6881527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1114 Avenue of the Americas, 39th Floor New York, NY	10036
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (212) 930-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Name of Exchange on which registered:	Name of Exchange on which registered:
Common Stock, $0.001 par value	New York Stock Exchange
8.000% Series D Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.875% Series E Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.8% Series F Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.65% Series G Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange
7.50% Series I Cumulative Redeemable Preferred Stock, $0.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

          As of June 30, 2008 the aggregate market value of the common stock, $0.001 par value per share of iStar Financial Inc. ("Common Stock"), held by non-affiliates (1) of the registrant was approximately $1.70 billion, based upon the closing price of $13.21 on the New York Stock Exchange composite tape on such date.

          As of January 30, 2009, there were 105,844,701 shares of Common Stock outstanding.

(1)
For purposes of this Annual Report only, includes all outstanding Common Stock other than Common Stock held directly by the registrant's directors and executive officers.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of the registrant's definitive proxy statement for the registrant's 2009 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

 PART I

Item 1.    Business

Explanatory Note for Purposes of the "Safe Harbor Provisions" of Section 21E of the Securities Exchange Act of 1934, as amended

        Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are included with respect to, among other things, iStar Financial Inc.'s (the "Company's") current business plan, business strategy and portfolio management. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. Important factors that the Company believes might cause such differences are discussed in the section entitled, "Risk Factors" in Part I, Item 1a of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

Overview

        iStar Financial Inc., or the "Company," is a publicly-traded finance company focused on the commercial real estate industry. The Company primarily provides custom-tailored financing to high-end private and corporate owners of real estate, including senior and mezzanine real estate debt, senior and mezzanine corporate capital, as well as corporate net lease financing and equity. The Company, which is taxed as a real estate investment trust, or "REIT," seeks to generate attractive risk-adjusted returns on equity to shareholders by providing innovative and value-added financing solutions to its customers. The Company delivers customized financing products to sophisticated real estate borrowers and corporate customers who require a high level of flexibility and service. The Company's two primary lines of business are lending and corporate tenant leasing.

        The lending business is primarily comprised of senior and mezzanine real estate loans that typically range in size from $20 million to $150 million and have maturities generally ranging from three to ten years. These loans may be either fixed-rate (based on the U.S. Treasury rate plus a spread) or variable-rate (based on LIBOR plus a spread) and are structured to meet the specific financing needs of the borrowers. The Company also provides senior and subordinated capital to corporations, particularly those engaged in real estate or real estate related businesses. These financings may be either secured or unsecured, typically range in size from $20 million to $150 million and have initial maturities generally ranging from three to ten years. As part of the lending business, the Company also acquires whole loans, loan participations and debt securities which present attractive risk-reward opportunities.

        The Company's corporate tenant leasing business provides capital to corporations and other owners who control facilities leased to single creditworthy customers. The Company's net leased assets are generally mission critical headquarters or distribution facilities that are subject to long-term leases with public companies, many of which are rated corporate credits, and most of which provide for expenses at the facility to be paid by the corporate customer on a triple net lease basis. Corporate tenant lease, or "CTL," transactions have initial terms generally ranging from 15 to 20 years and typically range in size from $20 million to $150 million.

        The Company's primary sources of revenues are interest income, which is the interest that borrowers pay on loans, and operating lease income, which is the rent that corporate customers pay to lease CTL properties. A smaller and more variable source of revenue is other income, which consists primarily of prepayment penalties and realized gains that occur when borrowers repay their loans before the maturity date. The Company primarily generates income through the "spread" or "margin," which is the difference between the revenues generated from loans and leases and interest expense and the cost of CTL operations. The Company generally seeks to match-fund its revenue generating assets with either fixed or floating rate debt of a similar maturity so that changes in interest rates or the shape of the yield curve will have a minimal impact on earnings.

        The Company began its business in 1993 through private investment funds. In 1998, the Company converted its organizational form to a Maryland corporation and the Company replaced its former dual class common share structure with a single class of common stock. The Company's common stock ("Common Stock") began trading on the New York Stock Exchange on November 4, 1999. Prior to this date, the Company's Common Stock was traded on the American Stock Exchange. Since that time, the Company has grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions, including the acquisition of TriNet Corporate Realty Trust, Inc. in 1999, the acquisition of Falcon Financial Investment Trust and the acquisition of a significant non-controlling interest in Oak Hill Advisors, L.P. and affiliates in 2005, and the acquisition of the commercial real estate lending business and loan portfolio ("Fremont CRE") of Fremont Investment and Loan ("Fremont"), a division of Fremont General Corporation, in 2007.

        Beginning in mid-2007 and continuing throughout 2008, global market volatility, disruptions in the capital markets and weakening economic conditions have created an extremely challenging business environment. The economy became substantially weaker over the course of 2008 as the U.S housing market continued to deteriorate. In addition, concerns about future economic growth, significant spikes in oil prices, lower consumer sentiment and spending, rising unemployment and the continued illiquidity in the corporate credit markets caused the U.S. economy to slide into what many believe is a severe recession. The failure or financial distress of numerous, high profile financial institutions, including Bear Stearns, Lehman Brothers, AIG, Fannie Mae, Freddie Mac and Washington Mutual, further eroded confidence and effectively brought the credit and capital markets to a standstill.

        In an effort to stave off a financial crisis, the U.S. Government responded by providing unprecedented levels of liquidity and capital support to the financial system. As a result of the current economic stress, as well as the need to preserve capital, most banks and other lending institutions have dramatically restricted credit in both the consumer and commercial sectors.

        In response to the deteriorating economic conditions, the fundamentals in the commercial real estate markets became significantly weaker in 2008. The lack of liquidity in the CMBS and other commercial mortgage markets halted most sale and financing activity. It is widely believed that commercial real estate values will be further negatively impacted by the higher cost and lack of available debt financing and softening fundamentals including higher vacancy rates and declining rents.

        These events have had a negative impact on the Company's business and financial results. The market deterioration has led to significantly reduced levels of liquidity available to finance the Company's operations. It has impacted the Company's corporate credit spreads, increased its cost of funds and limited its access to the unsecured debt markets—its primary source of funds for the past several years. The Company has also seen its stock price decline significantly, limiting its ability to access additional equity capital. The Company's existing loan and other investment securities portfolios were negatively impacted by the difficult market conditions as well. As a result of borrowers' inability to repay loans, the credit characteristics in the Company's portfolio declined significantly and non-performing loans grew dramatically. These factors resulted in significant additions to its provisions for loan losses. The Company also recorded significant impairments in its investment securities portfolio due to the unprecedented decline in the corporate debt markets. The combination of these factors resulted in the Company reporting its first annual loss in 2008. In response to the uncertain condition of the commercial real estate market and the constraints in the financing markets, the Company curtailed asset origination in 2008. New loan and CTL originations were down dramatically from the past several years. Responding to the increased level of non-performing loans in its portfolio, the Company redirected the majority of its personnel towards asset and risk management capacity in 2008. See Item 7—"Management's Discussion and Analysis of Financial Condition and Result of Operations," for further discussion on the current market conditions and its impact on the Company's liquidity and operating performance.

Risk Management

        The risk management team is comprised of over 120 professionals with in-house experience in asset management, legal, corporate credit, loan servicing, project and construction management and engineering. The risk management team includes a rated loan servicer, iStar Asset Services, or "iSAS," that provides the Company's customers with responsive post-closing support. The Company employs a proactive risk management strategy centered on information sharing and frequent customer contact.

        The Company has a comprehensive quarterly risk rating process that enables it to evaluate, monitor and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis. The quarterly risk rating process allows the Company to create a common language and framework to evaluate risk and the adequacy of the loan loss provision and reserves. A detailed, comprehensive credit review of each asset is performed quarterly with ratings of "1" to "5" assigned ("1" represents the lowest level of risk, "5" represents the highest level of risk). Risk ratings are the Company's primary early warning system and provide the Company with a means of identifying assets that warrant a greater degree of monitoring and senior management attention.

        The Company also has comprehensive collateral and customer monitoring risk management systems that enable it to proactively review the performance of its asset base and to identify and address potential issues with any of its assets. Risk management information, is generated from numerous collateral-level controls, extensive customer reporting requirements and on-site asset monitoring programs.

        iSAS, the Company's rated loan servicing subsidiary and the Company's corporate tenant lease asset management personnel are critical to asset and customer monitoring efforts. Together, they are responsible for managing the asset base, including monitoring customers' compliance with their respective loan and leasing agreements, collecting customer payments and analyzing and distributing customer performance information throughout the Company. iSAS is currently rated "strong" by Standard & Poor's.

        Loan customers are required to comply with periodic covenant tests and typically must submit extensive collateral performance information such as monthly operating statements and operating budgets. The Company may also require customers to deposit cash into escrow accounts to cover major capital expenditures, such as expected re-tenanting costs, and typically requires approval rights over major decisions impacting collateral cash flows. In many cases, collateral cash receipts must be deposited into lock-box bank accounts with the Company before distributing the net cash, after debt service, to its customers. In addition, the Company has a formal annual inspection program that ensures that its corporate tenant lease customers are complying with their lease terms.

        The Company's risk management team employs an asset specific approach to managing and resolving loans that may become non-performing and other real estate owned ("OREO") assets. Asset performance or collectability can deteriorate due to a variety of factors, including adverse market conditions, construction delays and overruns, or a borrower's financial or managerial issues. The risk management team is well informed with respect to the factors affecting assets that are deteriorating. Once an asset's performance or collectability begins deteriorating and we believe the asset will become a non-performing loan ("NPL"), the team formulates an asset-specific plan to protect the Company's position in the collateral. Asset resolution strategies can include but are not limited to:

  •
  Foreclosing on a loan to gain title to the underlying property collateral. Once title is obtained, the risk management team puts in place an asset-specific plan to maximize the value of the collateral—which can include completing the construction or renovation of the property, continuing the sale of condominium units, leasing or increasing the occupancy of the property, engaging a third party property manager or selling the entire asset or a partial interest to a third party. In appropriate circumstances the Company may also seek to collect under guarantees of the loan;

  •
  Selling the existing mortgage note to a third party;

  •
  Entering into a restructuring discussion with the borrower. Typical loan terms that may be changed or modified in a restructuring include: the interest rate, loan amount, maturity date or the borrower support such as guarantees or letters of credit.

        The risk management team responsible for a non-performing loan or OREO resolution presents its proposed plan to the Company's senior management team for discussion and approval. The resolution plan is monitored as part of the Company's asset management meetings and its quarterly risk rating process. Asset resolution plans may be modified as conditions change in order to maximize the value of the ultimate resolution.

Investment Strategy

        In 2008, given the economic conditions within the commercial real estate market, the uncertainty associated with the timing of scheduled loan repayments and the increased constraints in the financing markets, the Company's new loan and CTL originations were limited. In prior years, the Company's investment strategy targeted specific sectors of the real estate and corporate credit markets in which it believed it could deliver innovative, custom- tailored and flexible financial solutions to its customers, thereby differentiating its financial products from those offered by other capital providers.

        The Company implemented its investment strategy by:

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

Since the Company's inception, substantially all of its investments have been in assets with customers based in the United States. As of December 31, 2008, based on current gross carrying values, the Company's total investment portfolio has the following characteristics:

Asset Type

Property/Collateral Type

Geography

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

        Any commitment to make an investment of $25 million or less in any transaction or series of related transactions requires the approval of the Chief Executive Officer and Chief Investment Officer. Any commitment in an amount in excess of $25 million but less than or equal to $75 million requires the further approval of the Company's internal investment committee, consisting of senior management representatives from all of the Company's key disciplines. Any commitment in an amount in excess of $75 million but less than or equal to $150 million requires the further approval of the Investment Committee of the Board of Directors. Any commitment in an amount in excess of $150 million, and any strategic investment such as a corporate merger, acquisition or material transaction involving the Company's entry into a new line of business, requires the approval of the full Board of Directors.

Financing Strategy

        The Company has utilized a wide range of debt and equity capital resources to finance its investment and growth strategies. At December 31, 2008, the Company had over $2.39 billion of tangible book equity capital and a total capitalization of approximately $13.26 billion, consisting of market equity, book debt and preferred equity.

        Historically, the Company's primary sources of liquidity have been through bank credit facilities, issuances of debt and equity securities in capital markets transactions, repayments of loans and sales of assets. However, liquidity in the capital markets has been severely constrained since the beginning of the credit crisis, increasing the Company's cost of funds and effectively eliminating its access to the unsecured debt markets—its primary source of debt financing. The Company has also seen its stock price decline significantly, which has limited its ability to access additional equity capital. The Company has sought, and will continue to seek to raise capital through means other than unsecured financing, such as secured financing, asset sales, joint ventures and other third party capital arrangements. Over the past several years, the Company's sources of debt capital have included:

  •
  Long-term, unsecured corporate debt.

  •
  A combined $3.74 billion of maximum committed capacity under its unsecured and secured credit facilities at year end.

  •
  Individual or groups of mortgages secured by certain of the Company's assets.

        The Company's business model is premised on using significantly lower leverage than many other commercial finance companies. In this regard, the Company seeks to:

  •
  Maintain a prudent corporate leverage level based upon the Company's mix of business and appropriate leverage levels for each of its primary business lines.

  •
  Maintain a large tangible equity base and conservative credit statistics.

  •
  Match fund assets and liabilities.

        A more detailed discussion of the Company's current liquidity and capital resources is provided in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations."

Hedging Strategy

        The Company has variable-rate lending assets and variable-rate debt obligations. These assets and liabilities create a natural hedge against changes in variable interest rates. This means that, as interest rates increase, the Company earns more on its variable-rate lending assets and pays more on its variable-rate debt obligations and, conversely, as interest rates decrease, the Company earns less on its variable-rate lending assets and pays less on its variable-rate debt obligations. When the Company's variable-rate debt obligations differ significantly from its variable-rate lending assets, the Company utilizes derivative instruments to limit the impact of changing interest rates on its net income. The Company's interest rate risk management policy requires that it enter into hedging transactions when it is determined, based on sensitivity models, that the impact of various increasing or decreasing interest rate scenarios could have a significant negative effect on its net interest income. The Company does not use derivative instruments for speculative purposes. The derivative instruments the Company uses are typically in the form of interest rate swaps and interest rate caps. Interest rate swaps can effectively either convert variable-rate debt obligations to fixed-rate debt obligations or convert fixed-rate debt obligations into variable-rate debt obligations. Interest rate caps effectively limit the maximum interest rate payable on variable-rate debt obligations.

        Developing an effective strategy for dealing with movements in interest rates is complex and no strategy can completely insulate the Company from risks associated with such fluctuations. There can be no assurance that the Company's hedging activities will have the desired beneficial impact on its results of operations or financial condition.

        The Company also seeks to match-fund assets denominated in foreign currencies so that changes in foreign exchange rates will have a minimal impact on earnings. Foreign currency denominated assets and liabilities are presented in the Company's financial statements in US dollars at current exchange rates each reporting period with changes related to foreign currency fluctuations flowing through earnings. For investments denominated in currencies other than British pounds, Canadian dollars and Euros, the Company primarily uses forward contracts to hedge its exposure to foreign exchange risk.

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

        As of December 31, 2008, the Company's loans and other lending investments, or "Loan Portfolio" is comprised of:

	Carrying Value	% of Total
	(In thousands)
First mortgages/Senior loans	$10,208,769	88%
Mezzanine/Subordinated debt	1,078,010	10%

Total loans	11,286,779
Reserve for loan losses	(976,788)

Total loans, net	10,309,991
Other lending investments-securities	276,653	2%

Total carrying value, net	10,586,644	100%

        As fully discussed in Note 3 of the Company's Notes to Consolidated Financial Statements, the Company continually monitors borrower performance and completes a detailed, loan-by-loan formal credit review on a quarterly basis. The results of this review are incorporated into the Company's quarterly assessment of the adequacy of loan loss reserves.

        As of December 31, 2008, the Company's Loan Portfolio has the following characteristics:

Investment Class	Collateral Types	# of Loans In Class	Carrying Value(1)	Principal Balance Outstanding	Weighted Average Accrual Rate(2)	Weighted Average Last Dollar Current Loan-to- Value(3)
			(In thousands)
First mortgages/ Senior loans	Office/Residential/Retail/ Industrial, R&D/Mixed Use/Hotel/Land/Entertainment, Leisure/Other	328	$10,208,769	$10,285,042	5.20%	78%
Mezzanine/ Subordinated debt	Office/Residential/Retail/ Mixed Use/Hotel/Land/Other	30	1,078,010	1,088,008	9.69%	75%
Other lending investments-securities	Retail/Industrial, R&D/Entertainment, Leisure/Other	10	276,653	300,162	8.77%	56%

Total/Weighted average		368	$11,563,432	$11,673,212	5.71%	77%

Explanatory Notes:

(1)
Where Carrying Value differs from Principal Balance Outstanding, the difference primarily relates to unamortized deferred loan fees.

(2)
Substantially all variable-rate loans assume either a 30-day LIBOR rate of 0.44% (the 30-day LIBOR rate at December 31, 2008) or a six-month LIBOR rate of 1.75% (the six-month LIBOR rate at December 31, 2008). As of December 31, 2008, 24 loans with a combined carrying value of $870.8 million have a stated accrual rate that exceeds the stated pay rate. The weighted average stated pay rates for First mortgages/Senior loans, Mezzanine/Subordinated debt, Other lending investments—securities and the total loan portfolio are 4.91%, 4.96%, 8.77% and 5.01%, respectively.

(3)
Weighted average ratio of last dollar current loan carrying value to underlying collateral value using third-party appraisal or the Company's internal valuation.

Summary of Interest Characteristics

        As fully discussed in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," as well as in Item 7a—"Quantitative and Qualitative Disclosures about Market Risk," the Company utilizes certain interest rate risk management techniques, including both asset/liability matching and certain other hedging transactions, in order to mitigate the Company's exposure to interest rate risks.

        As of December 31, 2008, the Company's Loan Portfolio has the following interest rate characteristics:

	Carrying Value	% of Total
	(In thousands)
Fixed-rate loans	$2,338,871	20%
Variable-rate loans(1)	9,224,561	80%

Gross carrying value	$11,563,432	100%

Explanatory Note:

    (1)
    As of December 31, 2008, includes $5.74 billion of loans with a weighted average interest rate floor of 3.99%.

Collateral Summary—Construction and Land Loans

        A significant portion of the Company's Loan Portfolio is collateralized by land and construction assets. Both types of assets typically do not generate cash flows and all or substantially all interest and fees during the term of the loan are accrued and added to the loan balance.

        As of December 31, 2008, the Company's Loan Portfolio has the following collateral characteristics:

	Carrying Value	% of Total
	(In thousands)
Condo construction—in progress(1)	$2,789,569	24%
Condo construction—completed(1)	1,500,290	13%
Other construction(2)	1,174,115	10%
Land(3)	2,462,602	21%
Non-construction	3,636,856	32%

Gross carrying value	$11,563,432	100%

Explanatory Notes:

    (1)
    Includes $244.7 million and $287.0 million of condo conversion assets in progress and completed, respectively.

    (2)
    Includes $903.4 million of completed projects and $270.7 million of in-progress assets.

    (3)
    Includes $2.40 billion of entitled land and $62.4 million of unentitled land.

Summary of Maturities

        As of December 31, 2008, the Company's Loan Portfolio has the following maturity characteristics:

Year of Maturity	Number of Transactions Maturing	Carrying Value	% of Total
		(In thousands)
2009	175	$5,610,676	48%
2010	63	2,518,890	22%
2011	29	757,932	7%
2012	18	946,953	8%
2013	18	466,045	4%
2014	11	321,856	3%
2015	4	149,271	1%
2016	8	183,708	2%
2017	11	160,388	1%
2018	12	70,180	1%
2019 and thereafter	19	377,533	3%

Total	368	$11,563,432	100%

Weighted average maturity		2.3 years

Corporate Tenant Leasing

        The Company pursues the origination of CTL transactions by structuring purchase/leasebacks and by acquiring facilities subject to existing long-term net leases. In a typical purchase/leaseback transaction, the Company purchases a corporation's facility and leases it back to that corporation subject to a long-term net lease. This structure allows the corporate customer to reinvest the proceeds from the sale of its facilities into its core business, while the Company benefits from a long term income stream.

        The Company generally intends to hold its CTL assets for long-term investment. However, subject to certain tax restrictions, the Company may dispose of assets if it deems the disposition to be in the Company's best interests and may either reinvest the disposition proceeds, use the proceeds to reduce debt, or distribute the proceeds to shareholders.

        The Company typically seeks general purpose real estate with residual values that represent a discount to current market values and replacement costs. Under a typical net lease agreement, the corporate customer agrees to pay a base monthly operating lease payment and all facility operating expenses (including taxes, maintenance and insurance).

        The Company generally seeks corporate customers with the following characteristics:

  •
  Established companies with stable core businesses or market leaders in growing industries.

  •
  Investment-grade credit strength or appropriate credit enhancements if corporate credit strength is not sufficient on a stand-alone basis.

  •
  Commitments to the facilities that are mission-critical to their ongoing businesses.

Summary of Credit Characteristics

        As of December 31, 2008, the Company had 102 CTL customers operating in more than 36 major industry sectors, including transportation, business services, recreation, technology and communications. The majority of these customers are well-recognized national and international organizations, such as FedEx, IBM, Google, DirecTV and the U.S. Government.

        As of December  31, 2008, the Company's CTL portfolio has the following tenant credit characteristics:

	Annualized In-Place Operating Lease Income(1)	% of In-Place Operating Lease Income
	(In thousands)
Investment grade(2)	$90,268	28%
Implied investment grade(3)	16,215	5%
Non-investment grade	101,390	31%
Unrated	119,057	36%

Total	$326,930	100%

Explanatory Notes:

    (1)
    Reflects annualized GAAP operating lease income for leases in-place at December 31, 2008.

    (2)
    A customer's credit rating is considered "Investment Grade" if the tenant or its guarantor has a published senior unsecured credit rating of Baa3/BBB- or above by one or more of the three national rating agencies.

    (3)
    A customer's credit rating is considered "Implied Investment Grade" if it is 100% owned by an investment-grade parent or it has no published ratings, but has credit characteristics that the Company believes warrant an investment grade senior unsecured credit rating. An example at December 31, 2008 is Google, Inc.

        As of December 31, 2008, the Company owned 362 office, industrial, entertainment, hotel and retail facilities principally subject to net leases to 102 customers, comprising 39.5 million square feet in 39 states. Information regarding the Company's CTL assets as of December 31, 2008 is set forth below:

SIC Code		# of Leases	% of In-Place Operating Lease Income(1)	% of Total Revenue(2)
79	Amusement & Recreation Services	3	9.8%	2.7%
73	Business Services	10	8.4%	2.4%
42	Motor Freight Transp. & Warehousing	3	7.6%	2.1%
62	Security & Commodity Brokers	2	6.8%	1.9%
78	Motion Pictures	2	6.8%	1.9%
37	Transportation Equipment	4	5.4%	1.5%
30	Rubber & Misc. Plastics Products	2	5.3%	1.5%
36	Electronic & Other Elec. Equipment	12	5.1%	1.4%
35	Indus./Commercial Machinery, incl. Computers	8	5.1%	1.4%
55	Automotive Dealers & Gasoline Service Stations	10	4.9%	1.4%
70	Hotels, Rooming, Housing & Lodging	3	4.7%	1.3%
26	Paper and Allied Products	2	3.0%	0.8%
50	Wholesale Trade-Durable Goods	8	2.9%	0.8%
48	Communications	3	2.6%	0.7%
61	Non-Depository Institutions	1	2.2%	0.6%
63	Insurance Carriers	4	1.9%	0.5%
91	Executive, Legislative, & General Gov't.	3	1.7%	0.5%
64	Insurance Agents, Brokers & Service	3	1.6%	0.5%
81	Legal Services	5	1.5%	0.4%
60	Depository Institutions	5	1.4%	0.4%
45	Airports, Flying Fields & Terminal Services	1	1.2%	0.3%
67	Holding and Other Investment Offices	3	1.2%	0.3%
75	Automotive Repair, Services, & Parking	2	1.1%	0.3%
58	Eating & Drinking Places	8	1.1%	0.3%
80	Healthcare Services	1	1.0%	0.3%
	Various	19	5.7%	1.6%

	Total	127	100.0%

Explanatory Notes:

(1)
Reflects a percentage of annualized GAAP operating lease income for leases in-place at December 31, 2008.

(2)
Reflects annualized GAAP operating lease income for leases in-place at December 31, 2008 as a percentage of annualized total revenue for the quarter ended December 31, 2008.

        As of December 31, 2008, lease expirations on the Company's CTL assets, including facilities owned by the Company's joint ventures, are as follows:

Year of Lease Expiration	Number of Leases Expiring	Annualized In-Place Operating Lease Income(1)	% of In-Place Operating Lease Income	% of Total Revenue(2)
		(In thousands)
2009	9	$8,222	2.5%	0.7%
2010	8	12,696	3.9%	1.1%
2011	7	5,961	1.8%	0.5%
2012	17	19,142	5.9%	1.6%
2013	8	9,339	2.9%	0.8%
2014	6	10,668	3.3%	0.9%
2015	7	10,217	3.1%	0.9%
2016	6	22,606	6.9%	1.9%
2017	8	37,739	11.5%	3.2%
2018	7	6,509	2.0%	0.6%
2019 and thereafter	44	183,831	56.2%	15.8%

Total	127	$326,930	100.0%

Weighted average remaining lease term		11.9 years

Explanatory Notes:

(1)
Reflects annualized GAAP operating lease income for leases in-place at December 31, 2008.

(2)
Reflects the percentage of annualized GAAP operating lease income for leases in-place at December 31, 2008 as a percentage of annualized total revenue for the quarter ended December 31, 2008.

Policies with Respect to Other Activities

        The Company 's investment, financing and conflicts of interests policies are managed under the ultimate supervision of the Company's Board of Directors. The Company can amend, revise or eliminate these policies at anytime without a vote of shareholders. The Company currently intends to make investments in a manner consistent with the requirements of the Internal Revenue Code of 1986, as amended (the "Code") for the Company to qualify as a REIT.

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

Competition

        The Company operates in a highly competitive market. See Item 1a—"Risk factors—We compete with a variety of financing sources for our customers," for a discussion of how we may be affected by competition.

Regulation

        The operations of the Company are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (1) regulate credit granting activities; (2) establish maximum interest rates, finance charges and other charges; (3) require disclosures to customers; (4) govern secured transactions; and (5) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies, and require licensing of lenders and financiers and adequate disclosure of certain contract terms. The Company is also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans.

        In the judgment of management, existing statutes and regulations have not had a material adverse effect on the business conducted by the Company. In the wake of the existing financial crisis, legislators in the United States and in other countries have said that greater regulation of financial services firms is needed, particularly in areas such as risk management, leverage and disclosure. While the Company expects that new regulations in these areas will be adopted in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon the future business, financial condition or results of operations or prospects of the Company.

        The Company has elected and expects to continue to qualify to be taxed as a REIT under Section 856 through 860 of the Code. As a REIT, the Company must generally distribute at least 90% of its net taxable income, excluding capital gains, to its stockholders each year. In addition, the Company must distribute 100% of its net taxable income each year to avoid paying federal income taxes. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT qualification. These requirements include specific share ownership tests and asset and gross income tests. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its net taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local taxes and to federal income tax and excise tax on its undistributed income.

Code of Conduct

        The Company has adopted a code of business conduct for all of its employees and directors, including the Company's chief executive officer, chief financial officer, other executive officers and personnel. A copy of the Company's code of conduct has been previously filed with the SEC and is incorporated by reference in this Annual Report on Form 10-K as Exhibit 14.0. The code of conduct is also available on the Company's website at www.istarfinancial.com. The Company intends to post on its website material changes to, or waivers from, its code of conduct, if any, within two days of any such event. As of December 31, 2008, there were no waivers or changes since adoption of the current code of conduct in October 2002.

Employees

        As of January 30, 2009, the Company had 270 employees and believes its relationships with its employees to be good. The Company's employees are not represented by a collective bargaining agreement.

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

Item 1a.    Risk Factors

        In addition to the other information in this document, you should consider carefully the following risk factors in evaluating an investment in our securities. Any of these risks or the occurrence of any one or more of the uncertainties described below could have a material adverse effect on our business, financial condition, results of operations, cash flows, and trading price of our common stock. For purposes of these risk factors, the terms "we," "our" and "us" refer to iStar Financial Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

Risks Related to Our Business

Changes in general economic conditions have and may continue to adversely affect our business.

        Our success is generally dependent upon economic conditions in the U.S. and, in particular, the geographic areas in which a substantial number of our investments are located. The recent recessionary changes in national economic conditions and in the economic conditions of the regions in which we conduct operations have had an adverse effect on our business. In addition, the commercial real estate industry and financial markets in general have been negatively impacted by volatility in the capital markets, significant declines in asset values and lack of liquidity. These factors have resulted in numerous negative implications to our business, including the inability of our customers to access capital to repay their obligations to us resulting in material increases in non-performing loans, our inability to execute asset sales, declines in the market price of our common stock, and the reduction in two of our three unsecured corporate credit ratings to below investment grade, leading to increases in our financing costs and an inability to access the unsecured debt markets. These market and economic factors have combined to and may continue to adversely impact our financial performance and our ability to pay dividends.

Limitations on our liquidity and ability to raise capital may adversely affect us.

        We generally must distribute at least 90% of our net taxable income to our stockholders to maintain our qualifications as a REIT. As a result, those earnings will not be available to fund investment activities. Therefore, sufficient liquidity is critical to the management of our balance sheet and our ability to meet our financing commitments and scheduled debt payments. Historically, our primary sources of liquidity have been our bank credit facilities, issuances of debt and equity securities in capital markets transactions, repayments of our loans and sales of assets. However, liquidity in the currently dislocated capital markets has been severely constrained since the beginning of the credit crisis, increasing our cost of funds and effectively eliminating our access to the unsecured debt markets—our primary source of debt financing. We have sought, and will continue to seek, to raise capital through means other than unsecured debt financing, such as secured debt financing, asset sales, joint ventures and other third party capital arrangements. Continued disruption in the global credit markets or further deterioration in those markets may have a material adverse effect on our ability to repay or refinance our borrowings. Although we currently expect our sources of capital to be sufficient to meet our near term liquidity needs, there can be no assurance that our liquidity requirements will continue to be satisfied.

We have suffered adverse consequences as a result of our credit ratings being downgraded.

        Our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. Recently, our unsecured corporate credit ratings were reduced to below investment grade by two of the major national credit rating agencies, primarily due to concerns over worsening credit metrics in our loan portfolio. These reductions in our credit ratings, together with the current dislocation in the capital markets in general, have increased our borrowing costs, limited our access to the capital markets and caused restrictive covenants in our public debt instruments to become operative. Further, these downgrades could result in a decision by the lenders under our existing bank credit facilities not to extend such credit facilities after their expiration. These reductions in our credit ratings have increased our cost of funds which has reduced our earnings and adversely impacted our liquidity and competitive positions. Further downgrades could have additional adverse consequences on our business.

Covenants in our indebtedness could limit our flexibility and adversely affect our financial condition.

        Our ability to borrow under our unsecured credit facilities, secured credit facility, and secured term loan is dependent on maintaining compliance with various covenants, including minimum net worth levels as well as specified financial ratios such as fixed charge coverage, unencumbered assets to unsecured indebtedness, and leverage. All of the covenants on the facilities are maintenance covenants and, if breached, could result in an acceleration of our facilities if a waiver or modification is not agreed upon with the requisite percentage of the unsecured lending group and the lenders on the other facilities.

        Our publicly held debt securities also contain covenants for fixed charge coverage and unencumbered assets to unsecured indebtedness. The fixed charge coverage ratio in our publicly held securities is an incurrence test. If we do not meet the fixed charge coverage ratio, our ability to incur additional indebtedness will be restricted. The unencumbered asset to unsecured indebtedness covenant is a maintenance covenant and, if breached and not cured within applicable cure periods, could result in acceleration of our publicly held debt unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. Based on our unsecured credit ratings at December 31, 2008, the financial covenants in our publicly held debt securities, including the fixed charge coverage ratio and maintenance of unencumbered assets compared to unsecured indebtedness, are operative.

        Our bank facilities and our public debt securities contain cross-default provisions which would allow the lenders and the bondholders to declare an event of default and accelerate our indebtedness to them if we fail to pay amounts due in respect of our other recourse indebtedness in excess of specified thresholds. In addition, our bank facilities and the indentures governing our public debt securities provide that the lenders and bondholders may declare an event of default and accelerate our indebtedness to them if there is a nonpayment default under our other recourse indebtedness in excess of specified thresholds and, if the holders of the other indebtedness are permitted to accelerate, in the case of the bank facilities, or accelerate, in the case of the bond indentures, the other recourse indebtedness.

        Our current level of financial performance and credit metrics has put pressure on our ability to meet these financial covenants. While we believe we are currently in compliance with our covenants, there can be no assurance that we will be able to stay in compliance if our financial performance and credit metrics decline. In addition, we may be forced to take actions outside of management's operating strategy that will enable us to meet our covenants in the near term but may adversely affect our earnings in the longer term.

Changes in market conditions could adversely affect the market price of our common stock.

        The market value of our common stock is based upon general stock and bond market conditions, as well as the market's perception of our growth potential, current and future expectations of our financial performance and prospects for payment of cash dividends by the Company. Consequently, our common stock may trade at prices that are higher or lower than our book value per share of common stock. The current economic conditions impacting the financial markets and commercial real estate industry combined with the our recent financial performance have resulted in a significant decline in the market price of our Common Stock. If our future earnings or prospects for payment of cash dividends are less than expected, the market price of our common stock could be further adversely impacted.

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on our financial results.

        We maintain financial reserves to protect against potential losses and conduct a comprehensive review of the adequacy of these reserves on a quarterly basis. Our reserves reflect management's current judgment of the probability and severity of losses within our portfolio. However, estimation of ultimate loan losses, loss expenses and loss reserves is a complex process and there can be no assurance that management's judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses. Such losses could be caused by factors including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. In particular, our non-performing loans have increased materially through 2008, driven by the worsening economy and the disruption of the credit markets which have adversely impacted the ability of many of our borrowers to service their debt and refinance our loans to them at maturity. We have significantly increased our provision for loan losses in 2008, based upon the performance of our assets and conditions in the financial markets and overall economy which deteriorated precipitously during the year. If our reserves for credit losses prove inadequate we may suffer losses which would have a material adverse effect on our financial performance and results of operations.

We are required to make a number of judgments in applying accounting policies and different estimates and assumptions could result in changes to our financial condition and results of operations.

        Material estimates that are particularly susceptible to significant change relate to the determination of the reserve for loan losses, the fair value of certain financial instruments (including loans and related collateral, investment securities and derivatives), the valuation of CTL assets, intangible assets and goodwill. While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could result in material changes to our reports of financial condition and results of operations.

Quarterly results may fluctuate and may not be indicative of future quarterly performance.

        Our quarterly operating results could fluctuate; therefore, reliance should not be placed on past quarterly results as indicative of our performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among others, variations in loan and CTL portfolio performance, levels of non-performing assets, market values of investments, costs associated with debt, in addition to general economic conditions, the state of the real estate and financial markets and the degree to which we encounter competition in our markets.

We may suffer a loss if a borrower defaults on a loan and the underlying collateral is not sufficient.

        In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the real estate-related assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. Conversely, we sometimes make loans that are unsecured or are secured only by equity interests in the borrowing entities. These loans are subject to the risk that other lenders may be directly secured by the real estate assets of the borrower. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying real estate. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the borrower prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.

        We sometimes obtain individual or corporate guarantees from borrowers or their affiliates, which are not secured. In cases where guarantees are not fully or partially secured, we typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants, or that sufficient assets will be available to pay amounts owed to us under our loans and guarantees. As a result of these factors, we may suffer losses which could have a material adverse effect on our financial performance.

        In the event of a borrower bankruptcy, we may not have full recourse to the assets of the borrower in order to satisfy our loan. In addition, certain of our loans are subordinate to other debt of the borrower. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through "standstill" periods) and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy and borrower litigation can significantly increase collection losses and the time needed for us to acquire title to the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.

        If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a borrower may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a borrower's ability to refinance our loan because the underlying property cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.

We are subject to additional risks associated with loan participations.

        Some of our loans are participation interests or co-lender arrangements in which we share the rights, obligations and benefits of the loan with other lenders. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings in the event of default and the institution of, and control over, foreclosure proceedings. Similarly, a majority of the participants may be able to take actions to which we object but to which we will be bound if our participation interest represents a minority interest. We may be adversely affected by this lack of full control.

We are subject to additional risks associated with construction lending.

        Our loan portfolio includes loans made to developers to construct commercial and residential projects. The primary risks to us of construction loans are the potential for cost over-runs, the developer's failure to meet a project delivery schedule and the inability of a borrower to sell or refinance the project at completion and repay our loan. Further, the ability of a borrower to sell units in residential projects may be impacted by current economic conditions and lack of end loan financing available to residential unit purchasers. These risks could require us to fund more money than we originally anticipated in order to complete and carry the project and could cause the developers to lose leases and/or sales contracts, which may cause us to suffer losses on our loans.

We may experience losses if the creditworthiness of our corporate tenants deteriorates and they are unable to meet their lease obligations.

        We own the properties leased to the tenants of our CTL assets and receive rents from the tenants during the terms of our leases. A tenant's ability to pay rent is determined by its creditworthiness, among other factors. If a tenant's credit deteriorates, the tenant may default on its obligations under our lease and may also become bankrupt. The bankruptcy or insolvency of our tenants or other failure to pay is likely to adversely affect the income produced by our CTL assets. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy, we may not be able to evict the tenant solely because of such bankruptcy or failure to pay. A court, however, may authorize a tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In addition, certain amounts paid to us within 90 days prior to the tenant's bankruptcy filing could be required to be returned to the tenant's bankruptcy estate. In any event, it is highly unlikely that a bankrupt or insolvent tenant would pay in full amounts it owes us under a lease. In other circumstances, where a tenant's financial condition has become impaired, we may agree to partially or wholly terminate the lease in advance of the termination date in consideration for a lease termination fee that is likely less than the total contractual rental amount. Without regard to the manner in which the lease termination occurs, we are likely to incur additional costs in the form of tenant improvements and leasing commissions in our efforts to lease the space to a new tenant. In any of the foregoing circumstances, our financial performance could be materially adversely affected.

Lease expirations, lease defaults and lease terminations may adversely affect our revenue.

        Lease expirations and lease terminations may result in reduced revenues if the lease payments received from replacement corporate tenants are less than the lease payments received from the expiring or terminating corporate tenants. In addition, lease defaults or lease terminations by one or more significant corporate tenants or the failure of corporate tenants under expiring leases to elect to renew their leases, could cause us to experience long periods of vacancy with no revenue from a facility and to incur substantial capital expenditures and/or lease concessions in order to obtain replacement corporate tenants.

We are subject to risks relating to our asset concentration.

        Our portfolio consists primarily of large balance commercial real estate loans and corporate tenant leases. Our asset base is generally diversified by asset type, obligor, property type and geographic location. However, as of December 31, 2008, approximately 27% of the gross carrying value of our assets related to apartment/residential assets, 15% related to land, 12% related to office properties and 10% related to industrial properties. All of these types of collateral are vulnerable to economic slowdowns. In addition, as of December 31, 2008, approximately 23% of the gross carrying value of our assets related to properties located in the western U.S., 18% related to properties located in the northeastern U.S. and 17% related to properties located in the southeastern U.S. These regions include areas such as Florida and California that have been particularly hard hit by the downturn in the residential real estate markets. Additionally, as of December 31, 2008, the Company had loans collateralized by in-progress condo construction assets that represented approximately 18% of the total investment portfolio. These loans typically do not generate cash flows and have unique risks related to such issues as cost overruns, delays and the ability to repay with proceeds through unit sales. We may suffer additional losses on our assets based on these concentrations.

        In addition, our AutoStar business, totaling 4.7% of the portfolio, focuses on customers in the automotive retail industry. To the extent these customers are adversely affected by the current downturn in the U.S. automotive markets, our investments in the automotive retail industry may also be adversely affected. Our financial position and operating performance could be adversely impacted by additional losses based upon these concentrations.

We compete with a variety of financing and leasing sources for our customers.

        The financial services industry and commercial real estate markets are highly competitive. Our competitors include finance companies, other REITs, commercial banks and thrift institutions, investment banks and hedge funds. Our competitors seek to compete aggressively on the basis of a number of factors including transaction pricing, terms and structure. We may lose market share to the extent we are unwilling to match our competitors' deal terms in order to maintain our interest margins and/or credit standards. To the extent that we match competitors' pricing, terms or structure, we may experience decreased interest margins and/or increased risk of credit losses, which could have an adverse effect on our financial performance.

        We face significant competition within our corporate tenant leasing business from other owners, operators and developers of properties, many of which own properties similar to ours in the markets in which we operate. Such competition may affect our ability to attract and retain tenants and reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to rent space at lower rental rates than we would or providing greater tenant improvement allowances or other leasing concessions. This combination of circumstances could adversely affect our revenues and financial performance.

We are subject to certain risks associated with investing in real estate, including potential liabilities under environmental laws and risks of loss from earthquakes and terrorism.

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

        Approximately 25% of the gross carrying value of our assets as of December 31, 2008, were located in the Western and Northwestern United States, geographic areas at higher risk for earthquakes. In addition, a significant number of our properties are located in New York City and other major urban areas which, in recent years, have been high risk geographical areas for terrorism and threats of terrorism. Future earthquakes or acts of terrorism could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. Although we believe our CTL assets and the properties collateralizing our loan assets are adequately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance to our tenants. Any earthquake or terrorist attack, whether or not insured, could have a material adverse effect on our financial performance, the market prices of our Common Stock and our ability to pay dividends. In addition, there is a risk that one or more of our property insurers may not be able to fulfill its obligations with respect to claims payments due to a deterioration in its financial condition.

Declines in the market values of our investments may adversely affect periodic reported results.

        Current economic conditions and volatility in the securities markets have led to certain of our investments experiencing significant declines in market value, which have adversely impacted our financial position and results of operations. Given the recent volatility of asset prices and economic uncertainty, there is continued risk that further declines in market values could occur, resulting in additional writedowns of assets within our investment portfolio. Any such charges may result in volatility in our reported earnings and may adversely affect the market price of our common stock.

        We make investments in leveraged finance directly through our portfolio of corporate loans and debt securities, which had a carrying value of approximately $1.13 billion at December 31, 2008, and indirectly through our interest in Oak Hill Advisors, L.P. and its affiliates. The stress in the mortgage and overall financial markets has extended to the leveraged finance market, causing the market prices of bank debt and bonds to trade lower. Significant prolonged reductions in the trading prices of debt securities we hold may cause us to reduce the carrying value of our assets by taking a charge to earnings. In addition, the value of our investment in Oak Hill Advisors, L.P. and its affiliates and its ability to earn performance fees are subject to the risks of a material deterioration in the leveraged finance market.

        Most of our equity investments and many of our investments in debt securities will be in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We may periodically measure the fair value of these investments, based upon available information and management's judgment. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, our determinations regarding the fair value of these investments may be materially higher than the values that we ultimately realize upon their disposal, which could result in losses that have a material adverse effect on our financial performance, the market price of our common stock and our ability to pay dividends.

We utilize interest rate hedging arrangements which may adversely affect our borrowing cost and expose us to other risks.

        We have variable-rate lending assets and debt obligations. These assets and liabilities create a natural hedge against changes in variable interest rates. This means that as interest rates increase, we earn more on our variable-rate lending assets and pay more on our variable-rate debt obligations and, conversely, as interest rates decrease, we earn less on our variable-rate lending assets and pay less on our variable-rate debt obligations. When our variable-rate debt obligations differ significantly from our variable rate lending assets, we utilize derivative instruments to limit the impact of changing interest rates on our net income. The derivative instruments we use are typically in the form of interest rate swaps and interest rate caps. Interest rate swaps effectively change variable-rate debt obligations to fixed-rate debt obligations or fixed-rate debt obligations to variable-rate debt obligations. Interest rate caps effectively limit the maximum interest rate on variable-rate debt obligations.

        Our use of derivative instruments also involves the risk that a counterparty to a hedging arrangement could default on its obligation and the risk that we may have to pay certain costs, such as transaction fees or breakage costs, if a hedging arrangement is terminated by us. As a matter of policy, we enter into hedging arrangements with counterparties that are large, creditworthy financial institutions typically rated at least "A/A2" by S&P and Moody's, respectively.

        Developing an effective strategy for dealing with movements in interest rates is complex and no strategy can completely insulate us from risks associated with such fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition.

Our ability to retain and attract key personnel is critical to our success.

        Our success depends on our ability to retain our senior management and the other key members of our management team and recruit additional qualified personnel. We rely in part on equity compensation to retain and incentivize our personnel. Declines in our stock price may hinder our ability to pay competitive compensation and may result in the loss of key personnel. In addition, if members of our management join competitors or form competing companies, the competition could have a material adverse effect on our business. Efforts to retain or attract professionals may result in additional compensation expense, which could affect our financial performance.

We are highly dependent on information systems, and systems failures could significantly disrupt our business.

        As a financial services firm, our business is highly dependent on communications, information, financial and operational systems. Any failure or interruption of our systems could cause delays or other problems in our business activities, which could have a material adverse effect on our operations and financial performance.

Our growth is dependent on leverage, which may create other risks.

        Our success is dependent, in part, upon our ability to grow assets through leverage. Our charter does not limit the amount of indebtedness that we may incur and stockholder approval is not required for changes to our financing strategy. If we decided to increase our leverage, it could lead to reduced or negative cash flow and reduced liquidity.

        Leverage creates an opportunity for increased net income, but at the same time creates risks. For example, leverage magnifies changes in our net worth. We will incur leverage only when there is an expectation that it will enhance returns, although there can be no assurance that our use of leverage will prove to be beneficial. Moreover, there can be no assurance that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets or a financial loss if we are required to liquidate assets at a commercially inopportune time.

We may change certain of our policies without stockholder approval.

        Our charter provides that our primary purpose is to invest in a diversified portfolio of debt and debt like interests in real estate and real estate related assets, although it does not set forth specific percentages of the types of investments we may make. We can amend, revise or eliminate our investment financing and conflict of interest policies at any time at our discretion without a vote of the stockholders. A change in these policies could adversely affect our financial condition or results of operations or the market price of our common stock.

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

We would be subject to adverse consequences if we fail to qualify as a REIT.

        We believe that we have been organized and operated in a manner so as to qualify for taxation as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 1998. However, our qualification as a REIT has depended and will continue to depend on our ability to meet various requirements concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. As a result of the current credit crisis, it may be difficult for us to meet one or more of the requirements for qualification as a REIT including, but not limited to, our distribution requirement.

        If we were to fail to qualify as a REIT for any taxable year, we would not be allowed a deduction for distributions to our stockholders in computing our net taxable income and would be subject to U.S. federal income tax, including any applicable alternative minimum tax, or "AMT," on our net taxable income at regular corporate rates, as well as applicable state and local taxes. Unless entitled to relief under certain Code provisions, we would also be disqualified from treatment as a REIT for the four subsequent taxable years following the year during which our REIT qualification was lost. As a result, cash available for distribution would be reduced for each of the years involved. Furthermore, it is possible that future economic, market, legal, tax or other considerations may cause our REIT qualification to be revoked.

To qualify as a REIT, we may be forced to borrow funds, sell assets or take other actions during unfavorable market conditions.

        To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income, excluding net capital gains each year, and we will be subject to U.S. federal income tax, as well as applicable state and local taxes, to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. Our net taxable income could exceed our available cash flow as a result of, among other things, a difference in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, the recognition of non-cash taxable income, the effect of non-deductible capital expenditures or required debt principal repayments.

        In order to qualify as a REIT and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term, or possibly long-term, basis, sell assets or pay distributions in the form of taxable dividends of our common stock to meet our REIT distribution requirement, even if prevailing market conditions are not favorable for these borrowings, asset dispositions or stock distributions.

Certain of our activities are subject to taxes and could result in taxes allocated to our Shareholders.

        Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state, local and non-U.S. taxes on our income and property, including taxes on net taxable income that we fail to distribute to our stockholders. In addition, our "taxable REIT subsidiaries" are fully taxable corporations, and there are limitations on the ability of taxable REIT subsidiaries to make interest payments to affiliated REITs. Furthermore, we will be subject to a 100% penalty tax to the extent economic arrangements among our tenants, our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties. We will also be subject to a 100% tax to the extent we derive income from the sale of assets to customers in the ordinary course of business. To the extent we or our taxable REIT subsidiaries are required to pay U.S. federal, state, local or non-U.S. taxes, we will have less cash available for distribution to our stockholders.

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

        IRS guidance indicates that our excess inclusion income will be allocated among our shareholders in proportion to our dividends paid. A shareholder's share of our excess inclusion income (i) would not be allowed to be offset by any net operating losses otherwise available to the shareholder, (ii) would be subject to tax as unrelated business taxable income in the hands of most tax-exempt shareholders, and (iii) would result in the application of U.S. federal income tax withholding at a rate of 30%, without reduction for any otherwise applicable income tax treaty, in the hands of a non-U.S. shareholder.

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

        We believe that we currently are not, and we intend to operate our company so that we will not be, regulated as an investment company under the Investment Company Act because we are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interest in real estate." Specifically, we are required to invest at least 55% of our assets in "qualifying real estate assets" (that is, real estate, mortgage loans and other qualifying interests in real estate), and at least an additional 25% of our assets in other "real estate-related assets," such as mezzanine loans and unsecured investments in real estate entities, or additional qualifying real estate assets.

        We will need to monitor our assets to ensure that we continue to satisfy the percentage tests. Maintaining our exemption from regulation as an investment company under the Investment Company Act limits our ability to invest in assets that otherwise would meet our investment strategies. If we fail to qualify for this exemption, we could not operate our business efficiently under the regulatory scheme imposed on investment companies under the Investment Company Act, and we could be required to restructure our activities. This would have a material adverse effect on our financial performance and the market price of our securities.

Item 1b.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company's principal executive and administrative offices are located at 1114 Avenue of the Americas, New York, NY 10036. Its telephone number, general facsimile number and web address are (212) 930-9400, (212) 930-9494 and www.istarfinancial.com, respectively. The lease for the Company's primary corporate office space expires in February 2021. The Company's primary regional offices are located in Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; Dallas, Texas; Hartford, Connecticut; San Francisco, California and three offices in the Los Angeles, California metropolitan area (Brea, Irvine and Santa Monica).

        See Item 1—"Corporate Tenant Leasing," for a discussion of CTL facilities held by the Company for investment purposes and Item 8—"Financial Statements and Supplemental Data Schedule III," for a detailed listing of such facilities.

Item 3.    Legal Proceedings

Arnold v. iStar Financial Inc., et al.

        On April 16, 2008, Lee Arnold, a purported shareholder of the Company, filed a Verified Shareholder Derivative Complaint in the United States District Court for the Southern District of New York against current and former members of the Board of Directors and several current executive officers, and named the Company as a nominal defendant. The complaint alleged claims for breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the Securities Exchange Act of 1934, as amended, resulting from an alleged failure to disclose the impact of the Company's acquisition of the commercial real estate business and portfolio of Fremont Investment and Loan. Plaintiff alleged that this conduct caused substantial monetary losses to the Company and sought restitution, attorneys fees and costs, corporate governance reforms and other equitable relief. On November 20, 2008, Plaintiff filed a motion for voluntary dismissal of the case. The motion for voluntary dismissal was granted and the complaint was dismissed, without prejudice, on November 20, 2008.

Securities Class Action Litigation

        On April 14, 2008, Citiline Holdings, Inc. filed a putative class action lawsuit in the United States District Court for the Southern District of New York, which named the Company and certain of its current executive officers as defendants and alleged violations of the Securities Act of 1933, as amended. On April 24, 2008, Dennis Christenson filed a substantially identical lawsuit, naming the same defendants and alleging the same claims. Both suits were purportedly filed on behalf of the same putative class of investors who purchased common stock in the Company's December 13, 2007 public offering (the "Company's Offering"). The two complaints were consolidated on April 30, 2008.

        On June 13, 2008, Plumbers Union Local No. 12 Pension Fund and Citiline Holdings, Inc. filed an unopposed Motion for Appointment as Co-Lead Plaintiffs and their chosen counsel as Lead Counsel, which was granted by the Court on November 17, 2008. Plaintiffs filed a Consolidated Amended Complaint on February 2, 2009, purportedly on behalf of a putative class of investors who purchased iStar common stock between December 6, 2007 and March 6, 2008 (the "Complaint"). The Complaint named as defendants the Company, certain of its current and former executive officers, and certain investment banks who served as underwriters in the Company's Offering. The Complaint reasserted claims for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and added claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Plaintiffs allege the defendants made certain material misstatements and omissions relating to the Company's continuing operations, specifically with regard to the deterioration in the value of the Company's loan portfolio and certain debt securities held by the Company during the fourth quarter of 2007. The complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorneys fees, and rescission of the public offering. No class has been certified and discovery has not begun. The Company and its current and former officers intend to file a motion to dismiss the Complaint, which currently is due on March 19, 2009.

        On February 27, 2009, Lehman Commercial Paper Inc. filed a Complaint for Declaratory and Injunctive Relief in the United States Bankruptcy Court for the Southern District of New York against the Company. The plaintiff seeks a declaratory judgment that a proposed amendment and restructuring of the Company's existing unsecured credit facilities, the creation of a new senior secured credit facility and related transactions publicly announced by the Company on February 26, 2009 constitute a violation of the automatic stay of Section 362(a) of the United States Bankruptcy Code applicable to plaintiff and its affiliated debtors and is an unauthorized post-petition transfer in violation of Section 549 of the Bankruptcy Code. Plaintiff also seeks temporary and preliminary injunctive relief.

        The Company believes this action has no merit and intends to defend itself vigorously against it.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

 PART II

Item 5.    Market for Registrant's Equity and Related Share Matters

        The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "SFI."

        The high and low closing prices per share of Common Stock are set forth below for the periods indicated.

Quarter Ended	High	Low
2007
March 31, 2007	$52.54	$44.16
June 30, 2007	$49.00	$44.10
September 30, 2007	$46.14	$31.43
December 31, 2007	$36.19	$25.45
2008
March 31, 2008	$27.66	$13.76
June 30, 2008	$22.06	$13.21
September 30, 2008	$13.67	$1.75
December 31, 2008	$3.34	$0.97

        On January 30, 2009, the closing sale price of the Common Stock as reported by the NYSE was $1.05. The Company had 3,289 holders of record of Common Stock as of January 30, 2009.

        At December 31, 2008, the Company had five series of preferred stock outstanding: 8.000% Series D Preferred Stock, 7.875% Series E Preferred Stock, 7.8% Series F Preferred Stock, 7.65% Series G Preferred Stock and 7.50% Series I Preferred Stock. Each of the Series D, E, F, G and I preferred stock is publicly traded.

Dividends

        The Company's management expects that any taxable income remaining after the distribution of preferred dividends and dividends on its Common Stock will be distributed annually on or prior to the date of the first dividend payment date of the following taxable year. All distributions in excess of dividends on preferred stock or those required for the Company to maintain its REIT status will be made by the Company at the sole discretion of the Board of Directors and will depend on the taxable earnings of the Company, the financial condition of the Company, and such other factors as the Board of Directors deems relevant. The Board of Directors has not established any minimum distribution level. In order to maintain its qualifications as a REIT, the Company intends to pay dividends to its shareholders that, on an annual basis, will represent at least 90% of its taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gains.

        Holders of Common Stock, vested High Performance Units and certain unvested restricted stock units will be entitled to receive distributions if, as and when the Board of Directors authorizes and declares distributions. However, rights to distributions may be subordinated to the rights of holders of preferred stock, when preferred stock is issued and outstanding. In addition, the Company's unsecured credit facilities contain a covenant that limits the Company's ability to pay distributions on its capital stock based upon the Company's adjusted earnings provided however, that it generally permits the Company to distribute up to 100% of its taxable income. In any liquidation, dissolution or winding up of the Company, each outstanding share of Common Stock and HPU share equivalents will entitle its holder to a proportionate share of the assets that remain after the Company pays its liabilities and any preferential distributions owed to preferred shareholders.

        The following table sets forth the dividends paid or declared by the Company on its Common Stock:

Quarter Ended	Shareholder Record Date	Dividend/ Share
2007(1)
March 31, 2007	April 16, 2007	$0.8250
June 30, 2007	July 16, 2007	$0.8250
September 30, 2007	October 15, 2007	$0.8250
December 31, 2007	December 17, 2007	$0.8700
December 31, 2007(2)	December 31, 2007	$0.2500
2008(3)
March 31, 2008	March 17, 2008	$0.8700
June 30, 2008	July 15, 2008	$0.8700
September 30, 2008	—	(4)
December 31, 2008	—	(4)

Explanatory Notes:

    (1)
    For tax reporting purposes, the 2007 dividends were classified as 90.7% ($3.2622) ordinary dividend, 8.0% ($0.2875) 15% capital gain and 1.3% ($0.0453) 25% Section 1250 capital gain. Of the ordinary dividend, 2.6% ($0.0850) qualifies as a qualifying dividend for those shareholders who held shares of the Company for the entire year.

    (2)
    The special dividend was primarily due to higher taxable income generated as a result of the Company's acquisition of the commercial lending business of Fremont.

    (3)
    For tax reporting purposes, the 2008 dividends were classified as 10.8% ($0.1886) ordinary dividend, 76.1% ($1.3244) 15% capital gain and 13.1% ($0.2270) 25% Section 1250 capital gain. Of the ordinary dividend, 25.6% ($0.0483) qualifies as a qualifying dividend for those shareholders who held shares of the Company for the entire year.

    (4)
    No dividends were declared for the three month periods ended September 30, 2008 and December 31, 2008.

        The Company declared and paid dividends aggregating $8.0 million, $11.0 million, $7.8 million, $6.1 million and $9.4 million on its Series D, E, F, G, and I preferred stock, respectively, for the year ended December 31, 2008. There are no dividend arrearages on any of the preferred shares currently outstanding.

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

        The Company intends to continue to declare distributions on its Common Stock generally in an amount equal to 100% of the Company's taxable income, which should enable the Company to satisfy its REIT distribution requirement. No assurance, however, can be given as to the amounts or timing of future distributions, as such distributions are subject to the Company's taxable income, financial condition, capital requirements, debt covenants, any change in the Company's intention to maintain its REIT qualification and such other factors as the Company's Board of Directors deems relevant. In addition, based upon recent guidance announced by the Internal Revenue Service, the Company may elect to satisfy some of its 2009 REIT distribution requirements, if any, through stock dividends.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
October 1—October 31, 2008	1,625,800	$1.15	1,625,800	$42,285,043
November 1—November 30, 2008	13,506,900	$1.23	13,506,900	$25,655,413
December 1—December 31, 2008	11,581,431	$2.13	11,581,431	$1,037,989

Explanatory Note:

(1)
On July 31, 2008, the Company's Board of Directors authorized the repurchase, from time to time, on the open market or otherwise, of up to $50 million of its Common Stock at prevailing market prices or at negotiated prices. There is no fixed expiration date to this plan.

Item 6.    Selected Financial Data

        The following table sets forth selected financial data on a consolidated historical basis for the Company. This information should be read in conjunction with the discussions set forth in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain prior year amounts have been reclassified to conform to the 2008 presentation.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data and ratios)
OPERATING DATA:
Interest income	$947,661	$998,008	$575,598	$406,668	$353,799
Operating lease income	318,600	314,740	293,934	270,948	248,091
Other income	97,851	99,938	64,220	80,370	53,886

Total revenue	1,364,112	1,412,686	933,752	757,986	655,776

Interest expense	660,284	627,720	429,609	312,806	231,585
Operating costs-corporate tenant lease assets	23,575	28,926	23,125	21,675	20,780
Depreciation and amortization	97,368	86,223	68,691	63,928	56,524
General and administrative	159,096	165,128	96,332	63,751	157,588
Provision for loan losses	1,029,322	185,000	14,000	2,250	9,000
Impairment of goodwill	39,092	—	—	—	—
Impairment of other assets	295,738	144,184	5,683	—	—
Other expense	22,040	333	—	—	—

Total costs and expenses	2,326,515	1,237,514	637,440	464,410	475,477

Income (loss) before earnings from equity method investments, minority interest and other items	(962,403)	175,172	296,312	293,576	180,299
Gain (loss) on early extinguishment of debt	392,943	225	—	(46,004)	(13,091)
Gain on sale of joint venture interest, net of minority interest	261,659	—	—	—	—
Earnings from equity method investments	6,535	29,626	12,391	3,016	2,909
Minority interest in consolidated entities	991	816	(1,207)	(980)	(716)

Income (loss) from continuing operations	(300,275)	205,839	307,496	249,608	169,401
Income from discontinued operations	15,715	25,287	43,104	31,951	47,671
Gain from discontinued operations, net of minority interest	87,769	7,832	24,227	6,354	43,375

Net income (loss)	(196,791)	238,958	374,827	287,913	260,447
Preferred dividend requirements	(42,320)	(42,320)	(42,320)	(42,320)	(51,340)

Net income (loss) allocable to common shareholders and HPU holders(1)	$(239,111)	$196,638	$332,507	$245,593	$209,107

Per common share data(2):
Income (loss) from continuing operations per common share:
Basic	$(2.56)	$1.26	$2.24	$1.79	$1.05
Diluted(3)	$(2.56)	$1.26	$2.23	$1.79	$1.03
Net income (loss) per common share:
Basic	$(1.78)	$1.52	$2.82	$2.13	$1.87
Diluted(3)	$(1.78)	$1.51	$2.79	$2.11	$1.83
Per HPU share data(2):
Income (loss) from continuing operations per HPU share:
Basic	$(482.46)	$239.60	$425.73	$340.07	$184.50
Diluted(3)	$(482.46)	$237.07	$421.61	$336.67	$186.60
Net income (loss) per HPU share:
Basic	$(336.33)	$287.93	$533.80	$402.87	$337.30
Diluted(3)	$(336.33)	$285.00	$528.67	$398.87	$330.60
Dividends declared per common share(4)	$1.74	$3.60	$3.08	$2.93	$2.79

	For the Years Ended December 31,
	2008		2007		2006		2005		2004
	(In thousands, except per share data and ratios)
SUPPLEMENTAL DATA:
Adjusted diluted earnings (loss) allocable to common shareholders and HPU holders(5)(6)	$(359,483)		$355,707		$429,922		$391,884		$270,946
EBITDA(6)(7)	$580,704		$1,006,943		$902,633		$684,824		$564,762
Ratio of earnings to fixed charges(8)	0.6	x	1.4	x	1.7	x	1.9	x	1.8	x
Ratio of earnings to fixed charges and preferred stock dividends	0.6	x	1.3	x	1.6	x	1.6	x	1.5	x
Weighted average common shares outstanding— basic	131,153		126,801		115,023		112,513		110,205
Weighted average common shares outstanding—diluted	131,153		127,792		116,219		113,703		112,464
Weighted average HPU shares outstanding— basic and diluted	15		15		15		15		10
Cash flows from:
Operating activities	$418,529		$561,337		$431,224		$515,919		$353,566
Investing activities	(27,943)		(4,745,080)		(2,529,260)		(1,406,121)		(465,636)
Financing activities	1,444		4,182,299		2,088,617		917,150		120,402
BALANCE SHEET DATA:
Loans and other lending investments, net	$10,586,644		$10,949,354		$6,799,850		$4,661,915		$3,938,427
Corporate tenant lease assets, net	3,044,811		3,309,866		3,084,794		3,115,361		2,877,042
Total assets	15,296,748		15,848,298		11,059,995		8,532,296		7,220,237
Debt obligations	12,516,023		12,399,558		7,833,437		5,859,592		4,605,674
Minority interest in consolidated entities	36,853		53,948		38,738		33,511		19,246
Total shareholders' equity	2,389,380		2,899,481		2,986,863		2,446,671		2,455,242

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
See Note 13 of the Company's Notes to Consolidated Financial Statements.

(3)
For the years ended December 31, 2007, 2006, 2005 and 2004, net income used to calculate earnings per diluted common share and HPU share includes joint venture income of $85, $115, $28 and $3, respectively.

(4)
The Company generally declares common and preferred dividends in the month subsequent to the end of the quarter. In December of 2007, the Company declared a special $0.25 dividend due to higher taxable income generated as a result of the Company's acquisition of Fremont CRE. No dividends were declared for the three months ended September 30, 2008 and December 31, 2008.

(5)
Adjusted earnings represents net income allocable to common shareholders and HPU holders computed in accordance with GAAP, before depreciation, depletion, amortization, gain from discontinued operations, ineffectiveness on interest rate hedges, impairment of goodwill and intangible assets, extraordinary items and cumulative effect of change in accounting principle. (See Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations," for a reconciliation of adjusted earnings to net income).

(6)
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

(7)
EBITDA is calculated as net income (loss) plus the sum of interest expense, depreciation, depletion and amortization.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Net income (loss)	$(196,791)	$238,958	$374,827	$287,913	$260,447
Add: Interest expense(1)	660,284	627,732	429,807	313,053	232,918
Add: Depreciation, depletion and amortization(2)	102,745	99,427	83,058	75,574	67,853
Add: Joint venture depreciation, depletion and amortization	14,466	40,826	14,941	8,284	3,544

EBITDA	$580,704	$1,006,943	$902,633	$684,824	$564,762

Explanatory Notes:

  (1)
  For the years ended December 31, 2007, 2006, 2005, and 2004, interest expense includes $12, $198, $247 and $1,333, respectively, of interest expense reclassified to discontinued operations.

  (2)
  For the years ended December 31, 2008, 2007, 2006, 2005, and 2004, depreciation, depletion and amortization includes $4,075, $8,144, $10,134, $9,142 and $8,556, respectively, of depreciation and amortization reclassified to discontinued operations.

(8)
This ratio of earnings to fixed charges is calculated in accordance with GAAP. The Company's unsecured revolving credit facilities and unsecured senior notes both have fixed charge coverage covenants, however, each is calculated differently in accordance with the terms of the respective agreements. The fixed charge coverage ratios for the unsecured revolving credit facilities and unsecured senior notes were 2.7x and 2.2x, respectively as of December 31, 2008.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are included with respect to, among other things, iStar Financial Inc.'s (the "Company's") current business plan, business strategy and portfolio management. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. Important factors that the Company believes might cause such differences are discussed in the section entitled, "Risk Factors" in Part I, Item 1a of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "we," "our" and "us" refer to iStar Financial Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

        This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity during the three-year period ended December 31, 2008. This discussion should be read in conjunction with our consolidated financial statements and related notes for the three-year period ended December 31, 2008 included elsewhere in this annual report on Form 10-K. These historical financial statements may not be indicative of our future performance. We reclassified certain items in our consolidated financial statements of prior years to conform to our current year's presentation. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing, particularly in Item 1a—"Risk Factors."

Introduction

        iStar Financial Inc. is a publicly traded finance company focused on the commercial real estate industry. We primarily provide custom tailored financing to high-end private and corporate owners of real estate, including senior and mezzanine real estate debt, senior and mezzanine corporate capital, as well as corporate net lease financing and equity. We are taxed as a real estate investment trust, or "REIT," and seek to generate attractive risk-adjusted returns on equity to shareholders by providing innovative and value added financing solutions to our customers. We deliver customized financial products to sophisticated real estate borrowers and corporate customers who require a high level of flexibility and service. Our two primary lines of business are lending and corporate tenant leasing.

        The lending business is primarily comprised of senior and mezzanine real estate loans that typically range in size from $20 million to $150 million and have maturities generally ranging from three to ten years. These loans may be either fixed-rate (based on the U.S. Treasury rate plus a spread) or variable-rate (based on LIBOR plus a spread) and are structured to meet the specific financing needs of the borrowers. We also provide senior and subordinated capital to corporations, particularly those engaged in real estate or real estate related businesses. These financings may be either secured or unsecured, typically range in size from $20 million to $150 million and have initial maturities generally ranging from three to ten years. As part of the lending business, we also acquire whole loans, loan participations and debt securities which present attractive risk-reward opportunities.

        Our corporate tenant leasing business provides capital to corporations and other owners who control facilities leased to single creditworthy customers. Our net leased assets are generally mission critical headquarters or distribution facilities that are subject to long-term leases with public companies, many of which are rated corporate credits, and most of which provide for expenses at the facility to be paid by the corporate customer on a triple net lease basis. Corporate tenant lease, or "CTL," transactions have initial terms generally ranging from 15 to 20 years and typically range in size from $20 million to $150 million.

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

        We began our business in 1993 through private investment funds. In 1998, we converted our organizational form to a Maryland corporation and we replaced our former dual class common share structure with a single class of common stock. Our common stock ("Common Stock") began trading on the New York Stock Exchange on November 4, 1999. Prior to this date, our Common Stock was traded on the American Stock Exchange. Since that time, we have grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions, including the acquisition of TriNet Corporate Realty Trust, Inc. in 1999, the acquisition of Falcon Financial Investment Trust, the acquisition of a significant non-controlling interest in Oak Hill Advisors, L.P. and affiliates in 2005, and the acquisition of the commercial real estate lending business and loan portfolio ("Fremont CRE") of Fremont Investment and Loan ("Fremont"), a division of Fremont General Corporation, in 2007.

Economic Trends

        Prior to 2008, the commercial real estate industry had experienced increasing property level operating returns. The industry attracted large amounts of investment capital which led to increased property valuations across most sectors. Investors such as pension funds and foreign buyers increased their allocations to real estate and private real estate funds, and individual investors raised record amounts of capital to invest in the sector. At the same time, interest rates remained at historically low levels enabling many property owners to finance their assets at attractive rates. Default rates on commercial mortgages steadily declined over this prior period. As a result, many banks and insurance companies increased their real estate lending activities and the securitization markets for commercial real estate experienced record issuance volumes and liquidity. Investors were willing to buy increasingly complex and aggressively underwritten transactions and commercial real estate valuations increased at a faster pace than underlying cash flows due to the large supply of investor capital.

        Beginning in mid-2007 and continuing throughout 2008, global market volatility, disruptions in the capital markets and weakening economic conditions created an extremely challenging business environment. The economy became substantially weaker over the course of 2008 as the U.S housing market continued to deteriorate. In addition, concerns about future economic growth, significant spikes in oil prices, lower consumer sentiment and spending, rising unemployment and the continued illiquidity in the corporate credit markets caused the U.S. economy to slide into what many believe is a severe recession. The failure or financial distress of numerous, high profile financial institutions, including Bear Stearns, Lehman Brothers, AIG, Fannie Mae, Freddie Mac and Washington Mutual, further eroded confidence and effectively brought the credit and capital markets to a standstill.

        In an effort to stave off a financial crisis, the U.S. Government is responding by providing unprecedented levels of liquidity and capital support to the financial system. Nevertheless, as a result of the current economic stress, as well as the need to preserve capital, most banks and other lending institutions have dramatically restricted credit in both the consumer and commercial sectors.

        In response to the deteriorating economic conditions, the fundamentals in the commercial real estate markets became significantly weaker in 2008. The lack of liquidity in the CMBS and other commercial mortgage markets halted most sale and financing activity. It is widely believed that commercial real estate values will be further negatively impacted by the higher cost and lack of available debt financing and softening fundamentals including higher vacancy rates and declining rents.

Executive Overview

        iStar Financial's unsecured, low leverage, matched funded financing model was designed to allow us to weather severe events in the macro economy and disruptions to the capital markets. Despite the financial turmoil, over the past 18 months we have successfully raised approximately $3.04 billion from capital markets transactions including unsecured debt, convertible debt, common equity and secured debt financings and in excess of $1.66 billion from the sale of certain assets, including our timber portfolio. However, the credit crisis and the subsequent economic downturn has had a negative impact on our business, financial condition and operating financial results. The market deterioration has led to significantly reduced levels of liquidity available to finance our operations. It has impacted our corporate credit spreads, increased our cost of funds and limited our access to the unsecured debt markets—a primary source of funds for the past several years. We have also seen our stock price decline significantly, limiting our ability to access additional equity capital.

        Our results of operations for 2008 were significantly impacted by the economic conditions and illiquidity in the credit markets throughout the year. These factors also had a negative impact on our loan portfolio and the value of several of our investments and other assets. During the year, our non-performing loans increased significantly, requiring provisions for loan losses of $1.03 billion versus $185.0 million in 2007 and $14.0 million in 2006. Our total loss coverage, defined as the combination of loan loss reserves and the remaining unamortized purchase discount on the Fremont CRE acquisition, was $1.03 billion, or 8.2% of total loans, at the end of the year. In addition, we recorded impairments totaling $334.8 million reflecting significant declines in the values of several investments due to the unprecedented decline in the corporate debt markets, the write-off of a majority of our goodwill and write downs on various other assets and OREO properties based on reduced fair values. During 2008, we were able to partially mitigate the impact of the decline in operating results and reduced liquidity through the recognition of gains and cash flow from certain asset sales and the retirement of debt at a discount. Despite the financial turmoil of the past 18 months, during 2008 we generated more than $1.66 billion of proceeds from the sale of certain assets, including our Timber portfolio. We repurchased $900.7 million face amount of our senior unsecured notes, resulting in a net gain on early extinguishment of debt of $392.9 million. The impairments and additional loan loss reserves negatively impacted our financial performance, and return on common book equity and our adjusted return on common book equity in 2008, and we realized a net loss of $196.8 million and diluted loss per common share of $1.78. We did not pay dividends on our common stock in the third and fourth quarters of 2008, because dividends paid in the first and second quarters of 2008 were sufficient to satisfy our stated policy of paying annual dividends in amounts generally equal to 100% of our taxable income.

        As discussed in Note 5 of the Company's Notes to Consolidated Financial Statements, the combination of these factors has put pressure on our ability to maintain compliance with certain of our debt covenants, including our fixed charge coverage ratio and tangible net worth covenants. These factors also have impacted our ability to continue to execute investment and financing strategies as originally planned. In response to market conditions and liquidity pressures, we have taken and expect to continue to take steps to improve our liquidity and strengthen our balance sheet, such as asset sales, debt retirement and secured financings.

        Over the coming year, we will require significant capital to fund the Company's investment activities, including approximately $1.06 billion of unfunded loan commitments primarily associated with our construction loan portfolio. We expect these unfunded commitments to peak in the first quarter of 2009 and then to decline throughout the course of the year, as construction on most of the projects should be completed from a construction perspective by year-end. In addition, we have debt maturities of $1.63 billion for 2009. From a liquidity perspective, we expect to continue to experience significant uncertainty with respect to our sources of funds—which are derived primarily from our borrower repayments, cash flow from operations and proceeds generated from asset sales. In response, we have significantly curtailed our asset origination activities and focused on reducing operating expenses and headcount. We will actively manage our liquidity and continually work on initiatives to address both our debt covenant compliance and our liquidity needs.

        As of December 31, 2008, we had $558.1 million of unrestricted cash and available capacity under our revolving credit facilities. Our unencumbered balance sheet has enabled us to generate additional liquidity through secured financing transactions and various asset sales. To maintain compliance with our debt covenants and meet our debt maturities and funding obligations, we will need to generate proceeds from asset sales over the coming year to supplement loan repayments and cash generated from operations over the same period. We also intend to utilize all other available sources of funds in today's financing environment, which could include additional financings secured by our assets, increased levels of asset sales, joint ventures and other third party capital. Further, to the extent our public debt securities continue to trade at significant discounts to par, we intend to utilize available funds and other strategies to retire our debt at a discount.

        We believe we are in full compliance with all the covenants in our credit facilities, secured term loans and public debt securities as of December 31, 2008. We intend to operate our business in order to remain in compliance with such covenants, however there can be no assurance that we will be able to do so. If we do not remain in compliance with debt incurrence covenants, we would be limited in our ability to incur new indebtedness other than for refinancing and other permitted incurrences. If we fail to comply with financial maintenance covenants, the lenders under our bank facilities and the holders of our public debt securities could seek to declare an event of default and accelerate our indebtedness if we were unable to negotiate a waiver or forbearance of the default. Our bank facilities contain cross-default provisions and our public debt securities contain cross-acceleration provisions with regard to financial covenant violations of other nonrecourse indebtedness in excess of specified thresholds.

        We believe our current liquidity plan is sufficient to meet our funding and liquidity requirements. Our liquidity plan is dynamic and we expect to monitor the markets and adjust our plan as market conditions change. If we are unable to successfully implement our plan, our financial position, debt covenant compliance, results of operations and cash flows could be materially adversely affected.

        Subsequent to year end, we received the requisite consents and commitments for a new secured facility and restructuring of existing bank facilities. We expect that if completed, the principal amount of the new secured facility would be between $700 million and $1.0 billion. If completed, the new secured facility would mature in June 2012 and would bear interest at a rate of LIBOR + 2.50%. Lenders who participate in the new secured loan would receive collateral security for their outstanding unsecured positions in our existing unsecured bank lines, and the interest on these loans would increase to LIBOR + 1.50%. The new facilities would also provide for additional operating flexibility through the modification of certain financial covenants. The new secured facility and the restructuring of the existing facilities are currently expected to close in March. However, they are subject to closing conditions including the negotiation of definitive documents. There can be no assurance that these transactions will be completed in this timeframe or at all.

Key Performance Measures

        We use the following metrics to measure our profitability:

  •
  Adjusted Diluted EPS, calculated as diluted adjusted earnings allocable to common shareholders divided by diluted weighted average common shares outstanding. (See section captioned "Adjusted Earnings" for more information on adjusted earnings).

  •
  Net Finance Margin, calculated as the rate of return on assets less the rate of cost on debt. The rate of return on assets is the sum of interest income and operating lease income, divided by the sum of the average book value of loans and other lending investments, gross corporate tenant lease assets, purchased intangibles and assets held for sale over the period. The rate of cost on debt is the sum of interest expense and operating costs for corporate tenant lease assets, divided by the average book value of gross debt obligations during the period.

  •
  Return on Average Common Book Equity, calculated as net income (loss) allocable to common shareholders and HPU holders divided by average common book equity.

  •
  Adjusted Return on Average Common Book Equity, calculated as adjusted earnings (loss) allocable to common shareholders and HPU holders divided by average common book equity.

        The following table summarizes these key metrics:

	For the Years Ended December 31,
	2008	2007	2006
Adjusted Diluted EPS	$(2.68)	$2.72	$3.61
Net Finance Margin(1)(2)	3.0%	4.2%	3.4%
Return on Average Common Book Equity(1)	(11.2)%	8.1%	15.0%
Adjusted Return on Average Common Book Equity(1)	(16.8)%	14.6%	20.4%

    Explanatory Notes:

    (1)
    For the years ended December 31, 2008, 2007 and 2006, operating lease income used to calculate the net finance margin includes amounts from discontinued operations of $18,258, $31,893, and $42,327, respectively. For the years ended December 31, 2007 and 2006, interest expense used to calculate the net finance margin includes amounts from discontinued operations of $12 and $198, respectively. For the years ended December 31, 2008, 2007, and 2006, operating costs—corporate tenant lease assets used to calculate the net finance margin includes amounts from discontinued operations of $819, $1,909, and $6,540, respectively.

    (2)
    Net finance margin for 2008 and 2007 includes the amortization of the Fremont CRE loan purchase discount of $66.5 million and $106.4 million. Excluding these charges, the net finance margin would have been 2.7% and 3.3% for the years ended December 31, 2008 and 2007, respectively.

        The following is an overview of the significant factors that impacted our key performance measures and profitability as well as how those items were affected by key trends.

        Risk Management—Reflects our ability to underwrite and manage our loans and leases to balance income production potential with the potential for credit losses.

        During 2008, our businesses were negatively impacted by adverse economic conditions and illiquidity in the credit markets, especially in our loan portfolio. As a result of these factors, the credit statistics in our loan portfolio significantly deteriorated. At December 31, 2008, our non-performing loans represented 22.6% of total assets versus 7.5% in 2007. This increase in non-performing loans resulted in provisions for loan losses of $1.03 billion in 2008, versus $185.0 million in 2007. At December 31, 2008, our total loss coverage, defined as the combination of total loan loss reserves and the remaining purchase discount associated with the Fremont CRE acquisition, was $1.03 billion, or 8.2% of total loans. The weighted average duration of the loan portfolio as of December 31, 2008 is 2.3 years. Additionally, in 2008, we took

$120.0 million of non-cash impairments on debt securities in our loan portfolio that were trading well below our carrying value.

        At December 31, 2008, the weighted average risk rating on the CTL portfolio was slightly worse than year-end 2007 based on the economic factors cited above. We continue to focus on re-leasing space at our CTL facilities under longer-term leases in an effort to reduce the impact of lease expirations on our earnings. As of December 31, 2008, the weighted average lease term on our CTL portfolio was 11.9 years and the portfolio was 95.2% leased.

        Cost and Availability of Funds—Reflects our ability to access funding sources at competitive rates and terms and insulate our margin from changes in interest rates.

        Prior to the onset of the credit crisis, we continued to access the unsecured debt markets, raising $1.05 billion in new bond transactions. We also increased our unsecured revolving credit capacity through the addition of a new five-year facility with a maximum capacity of $1.20 billion, bringing our total unsecured revolving credit capacity to $3.42 billion as of December 31, 2007. Also on June 26, 2007, we closed on a $1.89 billion short-term interim financing facility in order to fund the Fremont CRE acquisition. In the later half of 2007, as the credit crisis took hold and became increasingly pervasive, our corporate spreads, or our cost of unsecured debt capital, increased dramatically and our access to the unsecured debt markets was limited. In October 2007, we successfully accessed the convertible bond market with an $800 million offering of notes priced with a coupon of LIBOR + 0.50% and a conversion premium of 30% to our then current stock price. In December 2007, we issued 8.0 million shares of common stock for approximately $217.9 million of net proceeds.

        In 2008, liquidity in the capital markets remained severely constrained, increasing both our secured and unsecured costs of funds. Despite the financial turmoil, we were able to successfully access the unsecured debt markets in May, raising $750.0 million of five year debt. During the year we also arranged several secured financings including a $300.0 million secured term loan and a $947.9 million first mortgage financing secured by a pool of CTL assets. In addition, we generated $993.8 million of net proceeds from strategic sales of our Timber investments and certain CTL portfolio assets. We used a portion of the proceeds from these transactions to repay or retire corporate indebtedness. We intend to pursue a variety of options to raise capital while the credit markets remain dislocated, including additional secured borrowings, asset sales, joint ventures with third parties and other opportunities that may become available.

        We seek to match-fund our assets with either fixed or floating rate debt of a similar maturity so that rising interest rates or changes in the shape of the yield curve will have a minimal impact on our earnings. Our interest rate risk management policy requires that when our variable-rate debt obligations differ significantly from our variable-rate lending assets, we utilize derivative instruments to limit the impact of changing interest rates on our net interest margin. We have used interest rate swaps to manage our fixed and floating rate exposure.

        We also seek to match-fund our foreign currency denominated assets with foreign currency denominated debt so that changes in foreign exchange rates will have a minimal impact on earnings. Foreign currency denominated assets and liabilities are presented in our financial statements in US dollars at current exchange rates each reporting period with changes flowing through earnings. Matched assets and liabilities in the same currency are a natural hedge against currency fluctuations. For investments denominated in currencies other than British pounds, Canadian dollars and euros, we primarily use forward contracts to hedge our exposure to foreign exchange risk.

        Expense Management—Reflects our ability to maintain a customer oriented and cost effective operation.

        We measure the efficiency of our operations by tracking our expense ratio, which is the ratio of general and administrative expenses to total revenue. Our expense ratio was 11.5% and 11.4% for 2008 and 2007, respectively. The consistency in expense ratio year over year represents a decrease in general and administrative expenses to $159.1 million in 2008 from $165.1 million in 2007, resulting from the integration of the acquired Fremont operations and a reduction in headcount from 327 as of December 31, 2007 to 267 as of December 31, 2008, in-line with a decline in revenue. Management talent is one of our most significant assets and our payroll costs are correspondingly our largest non-interest cash expense. We expect to monitor the size and depth of our employee base and make adjustments based upon market conditions. We believe that our expense ratio remains low by industry standards.

        Capital Management—Reflects our ability to maintain a strong capital base through the use of prudent financial leverage.

        We use an asset based capital allocation model to derive our maximum targeted corporate leverage. We calculate our leverage as the ratio of book debt, net of unrestricted cash and cash equivalents to the sum of book equity, accumulated depreciation, accumulated depletion and loan loss reserves. Our leverage was 3.1x, 3.4x and 2.3 as of December 31, 2008, 2007 and 2006, respectively. We periodically evaluate our capital model target leverage levels based upon leverage levels achieved for similar assets in other markets, market liquidity levels for underlying assets and default and severity experience.

        We measure our capital management by the strength of our tangible capital base and the ratio of our tangible book equity to total book assets. Our tangible book equity was $2.39 billion, $2.86 billion and $2.97 billion as of December 31, 2008, 2007 and 2006, respectively. Our ratio of tangible book equity to total book assets was 15.6%, 18.0% and 26.8% as of December 31, 2008, 2007 and 2006. The decline in this ratio is attributable to our recent financial performance, including the addition of certain loan loss reserves, combined with a modest increase in prior years in financial leverage, as we moved toward our target capital level.

        Asset Growth—Reflects our ability to originate new loans and leases and grow our asset base in a prudent manner.

        During the later part of 2007 and throughout 2008, as the credit and liquidity crisis took hold, the real estate financing markets came to a standstill, with little or no transaction volume. While base interest rates remain very low, the margin, or spread on new debt transactions has widened dramatically and there has been very little new transaction volume throughout the commercial real estate industry.

        We require significant capital and liquidity to fund our investment activities. Throughout 2008, liquidity in the capital markets has been severely constrained. In addition, the values of commercial real estate properties have declined during the year and delinquency rates of commercial real estate loans have been increasing. Based on these factors we have significantly curtailed our asset origination activities. During 2008, we generated $200.0 million of transaction volume representing 16 financing commitments. Transaction volume for the years ended December 31, 2007 and 2006 were $4.95 billion and $6.08 billion, respectively. We completed 137 and 121 financing commitments in 2007 and 2006, respectively. The majority of fundings in 2008 represent unfunded commitments related to our existing loans, CTL's and other lending investments that we may have been required to fund.

        Over the past several years, while property level fundamentals were stable or improving, investment activity in direct real estate ownership increased dramatically. In many cases, this caused property valuations to increase disproportionately to any corresponding improvement in fundamentals. Throughout 2008, and as a direct result of the declining economic credit and liquidity environment, the market for corporate tenant leases, or net leased properties, has slowed down significantly. As a result, we have not invested as heavily in this asset class, acquiring only $2.0 million in 2008, versus $314.9 million in 2007, and $62.2 million in 2006.

Results of Operations for the Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

	For the Years Ended December 31,
	2008	2007	$ Change	% Change
	(in thousands)
Interest income	$947,661	$998,008	$(50,347)	(5)%
Operating lease income	318,600	314,740	3,860	1%
Other income	97,851	99,938	(2,087)	(2)%

Total revenue	$1,364,112	$1,412,686	$(48,574)	(3)%

Interest expense	$660,284	$627,720	$32,564	5%
Operating costs—corporate tenant lease assets	23,575	28,926	(5,351)	(18)%
Depreciation and amortization	97,368	86,223	11,145	13%
General and administrative	159,096	165,128	(6,032)	(4)%
Provision for loan losses	1,029,322	185,000	844,322	>100%
Impairment of goodwill	39,092	—	39,092	100%
Impairment of other assets	295,738	144,184	151,554	>100%
Other expense	22,040	333	21,707	>100%

Total costs and expenses	$2,326,515	$1,237,514	$1,089,001	88%

Gain on early extinguishment of debt	$392,943	$225	$392,718	>100%
Gain on sale of joint venture interest, net of minority interest	$261,659	$—	$261,659	100%
Earnings from equity method investments	$6,535	$29,626	$(23,091)	(78)%
Income from discontinued operations	$15,715	$25,287	$(9,572)	(38)%
Gain from discontinued operations, net of minority interest	$87,769	$7,832	$79,937	>100%

        Revenue—The $48.6 million decrease in total revenue during 2008 when compared to 2007 was primarily due to lower interest income. Interest income decreased primarily due to the increasing level of non-performing loans within the portfolio throughout the year. In addition, interest income on our variable-rate lending investments decreased as a result of the interest rate environment, with the average one-month LIBOR rates decreasing to 2.68% in 2008, compared to 5.25% in 2007. Offsetting these trends was a full year of interest income in 2008 from the loans acquired from Fremont, compared to only six months of income in 2007.

        Operating lease income increased by $3.9 million to $318.6 million during 2008 from $314.7.0 million for the same period in 2007. The increase is primarily attributable to new CTL investments.

        Other income was $2.1 million lower in 2008 than in 2007, primarily resulting from a decrease in prepayment penalties, partially offset by increases in income from strategic equity investments and other miscellaneous income.

        Costs and expenses—Total costs and expenses increased by approximately $1.09 billion from 2007 to 2008 due primarily to significant provisions for loan losses and non-cash asset impairment charges.

        The $844.3 million increase in our provision for loan losses is primarily due to additional asset-specific reserves that were required as a result of the significant increase in non-performing loans during 2008. This significant increase in impaired loans, particularly in our residential land development and condominium construction portfolios, was driven by the weakening economy and the dislocation of the credit markets, which has adversely impacted the ability of our borrowers to service their debt and refinance their loans at maturity. These changes are further described in the "Risk Management" and "Executive Overview" sections.

        During 2008, we recorded $295.7 million in non-cash impairment charges related to various assets including certain debt securities, assets held in our other investment portfolio, OREO assets, intangible assets, and a CTL asset. Included in that amount is $120.0 million of impairments for certain held-to-maturity and available-for-sale securities in our loans and other lending investments portfolio that were trading below their carrying value. Another $87.0 million related to two cost method equity investments included in our other investments portfolio. Continued deterioration in the commercial real estate market caused us to record $55.6 million in impairments of certain OREO assets to reduce the carrying value of these assets to their revised estimated fair values less costs to sell. We also recorded impairments totaling $21.5 million on our intangible assets, of which $14.1 million related to the Fremont CRE acquisition, to reduce their carrying values to their revised estimated fair values. Also included in non-cash impairments in 2008 is $11.6 million related to a single CTL asset that was impaired because of a decline in value caused by deteriorating sub-market conditions and lower than expected rents in surrounding areas.

        In June 2008, due to an overall deterioration in market conditions within the commercial real estate lending environment, we determined our goodwill was impaired and recorded a non-cash impairment charge of $39.1 million, eliminating the goodwill in our real estate lending reporting unit.

        Interest expense increased 5% from 2007 to 2008 primarily due to higher average outstanding borrowings during 2008, partially offset by decreased interest rates on our borrowings. Our average outstanding debt balance increased to $12.83 billion in 2008 from $10.05 billion in 2007 through new bond issuances in 2007 and 2008, increased borrowings on our unsecured and secured revolving credit facilities as well as the new secured term loans. Higher borrowings were partially offset by lower average rates, which decreased to 5.01% in 2008 as compared to 5.85% in 2007, primarily as a result of lower LIBOR rates.

        Operating costs-corporate tenant lease assets decreased by $5.4 million primarily due to increased property expense recoveries from tenants leasing our properties.

        Other expense in 2008 included $12.8 million primarily related to ineffectiveness associated with our various derivative instruments. The remaining $9.3 million related to costs associated with OREO properties that we took title to through foreclosure or deed in lieu of foreclosure in 2008 and 2007.

        Depreciation and amortization increased by $11.1 million as a result of the acquisition and construction of new CTL assets in 2007.

        The decrease in General and administrative expenses is primarily due to lower payroll and employee related costs resulting from a reduction in headcount from 327 as of December 31, 2007 to 267 as of December 31, 2008.

Other Components of Net Income

        Gain on early extinguishment of debt—During the year ended December 31, 2008, we retired $900.7 million par value of our senior unsecured notes through open market repurchases, resulting in an aggregate net gain on early extinguishment of debt of approximately $392.9 million.

        Gain on sale of joint venture interest, net of minority interest—In April 2008, we closed on the sale of our TimberStar Southwest joint venture for a gross sales price of $1.71 billion, including the assumption of debt. We received net proceeds of approximately $417.0 million for our interest in the venture and recorded a gain of $261.7 million, net of minority interest.

        Earnings from equity method investments—Earnings from equity method investments decreased to $6.5 million in 2008 from $29.6 million in 2007 due to several factors. During 2008, losses were recorded on several of our equity method investments due to volatility in the financial markets and deteriorating economic conditions. This was partially offset by the sale of our TimberStar Southwest joint venture, as described above. Our share of losses from this venture prior to the sale were $3.5 million for the year ended December 31, 2008 compared to losses of $14.5 million during the same period in 2007. In addition, during 2007, as the result of an investee liquidating its remaining assets and winding-down its business, we recognized $6.0 million of income.

        Income from discontinued operations—For the years ended December 31, 2008 and 2007, operating results for CTL and TimberStar assets sold during the period or assets held for sale at the end of 2008 are classified as discontinued operations. The decrease in income from discontinued operations is primarily due to the inclusion of more income in 2007 for CTL and TimberStar assets sold in 2007 and 2008.

        Gain from discontinued operations, net of minority interest—During the year ended December 31, 2008, we sold a portfolio of 32 CTL assets to one buyer and also seventeen CTL assets to different buyers for net aggregate proceeds of $424.1 million, and recognized gains of approximately $64.5 million. In addition, we also closed on the sale of our Maine Timber property for net proceeds of $152.7 million resulting in a gain of $23.3 million, net of minority interest.

Results of Operations for the Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

	For the Years Ended December 31,
	2007	2006	$ Change	% Change
	(in thousands)
Interest income	$998,008	$575,598	$422,410	73%
Operating lease income	314,740	293,934	20,806	7%
Other income	99,938	64,220	35,718	56%

Total revenue	$1,412,686	$933,752	$478,934	51%

Interest expense	$627,720	$429,609	$198,111	46%
Operating costs—corporate tenant lease assets	28,926	23,125	5,801	25%
Depreciation and amortization	86,223	68,691	17,532	26%
General and administrative	165,128	96,332	68,796	71%
Provision for loan losses	185,000	14,000	171,000	>100%
Impairment of other assets	144,184	5,683	138,501	>100%
Other expense	333	—	333	100%

Total costs and expenses	$1,237,514	$637,440	$600,074	94%

Gain on early extinguishment of debt	$225	$—	$225	100%
Earnings from equity method investments	$29,626	$12,391	$17,235	>100%
Income from discontinued operations	$25,287	$43,104	$(17,817)	(41)%
Gain from discontinued operations, net of minority interest	$7,832	$24,227	$(16,395)	(68)%

        Revenue—The increase in total revenue during 2007 was primarily due to increased interest income. Interest income from the loans acquired from Fremont CRE contributed $206.1 million to the increase, including $102.8 million from the amortization of purchase discount on the acquired loans. The remainder of the increase was primarily attributable to a $2.33 billion increase in the average outstanding balance of loans and other lending investments during 2007 (excluding the acquired loan portfolio). The average rate of return on our loans and lending investments increased to 10.8% in 2007 from 10.2% in 2006. This increase was primarily attributable to higher average yields on the acquired Fremont CRE loans that resulted from purchasing the loans at a discount.

        During 2007, our operating lease income grew by $20.8 million which was attributable to new CTL investments, offset by $3.4 million of lower operating lease income due to terminated leases, vacancies and lower rental rates on certain CTL assets.

        Other income was $35.7 million higher in 2007 than in 2006, primarily resulting from an increase in prepayment penalties, partially offset by decreases in income from timber operations and income from other investments.

        Costs and expenses—Total costs and expenses increased by approximately $600.1 million from 2006 to 2007 due to significant increases in various line items including interest expense, provision for loan losses, impairment of other assets and general and administrative costs.

        Interest expense increased 46% from 2006 to 2007 primarily due to higher average outstanding borrowings during 2007, partially offset by decreased interest rates on our borrowings. Our average outstanding debt balance increased to $10.05 billion in 2007 from $6.72 billion in 2006 through new bond issuances early in 2007, as well as, through increased borrowings on our existing and our unsecured revolving credit facilities. In addition, we financed the Fremont CRE acquisition with proceeds from an interim financing facility and then subsequently repaid a portion of that balance with proceeds from a convertible bond issuance and equity issuance in the fourth quarter of 2007. Weighted average interest rates on our outstanding debt decreased to 5.85% in 2007 as compared to 5.90% in 2006. This decrease is attributable to increased borrowings on our lower rate unsecured revolving credit facilities and our interim financing facility in 2007.

        The $171.0 million increase in our provision for loan losses was attributed both to the addition of asset-specific reserves as well as negative trends in the overall economy, growth in our historical portfolio and our newly acquired loan portfolio, as further described in the "Risk Management" section.

        Impairment of other assets includes $144.2 million of impairments recorded on certain held-to-maturity securities in our loans and other lending investments portfolio were trading below their carrying value.

        General and administrative expenses increased by approximately $68.8 million from 2006 to 2007 due to a number of contributing factors. Our payroll and payroll related costs increased by approximately $28.3 million resulting from overall headcount growth, including $18.6 million of payroll and payroll related costs attributed to the employees hired as part of the Fremont CRE acquisition. Excluding payroll related costs, the Fremont CRE acquisition added another $11.0 million to our general and administrative expense, of which $3.4 million represented one-time costs and integration expenses. Stock-based compensation also increased by approximately $6.2 million in 2007 as compared to 2006, primarily related to new restricted stock units granted in 2007, partially offset by the one-time HPU compensation charge taken in 2006. Additionally, included in 2007 is $7.4 million of management and start-up fees associated with the ramp-up of one of our European ventures in 2007. Other factors contributing to the remaining increase in general and administrative costs include higher tax expense for TRS entities, primarily related to our Oak Hill joint venture income, abandoned pursuit costs and legal fees.

        Depreciation and amortization increased by $17.5 million from 2006 to 2007, marginally contributing to the overall increase in total costs and expenses. This increase relates primarily to the acquisitions and improvements of CTL assets in 2007.

Other Components of Net Income

        Earnings from equity method investments—Earnings from equity method investments increased to $29.6 million in 2007 from $12.4 million in 2006, primarily due to an increase of $8.2 million in income from our Oak Hill investments and $6.0 million of income from an investee that sold its remaining assets and wound-down its business. Increases in income from other strategic investments totaling $12.2 million were mostly offset by $9.7 million of increased losses from TimberStar Southwest. Our $14.5 million share of losses from TimberStar Southwest in 2007 included our $33.8 million share of depreciation, depletion and amortization from the venture.

        Income from discontinued operations—For the years ended December 31, 2007 and 2006, operating results for CTL and TimberStar assets sold during the period or during 2008 are reclassified as discontinued operations. Income from discontinued operations decreased from 2006 to 2007 primarily due to the inclusion of more income in 2006 for assets sold during 2006 and 2007.

        Gain from discontinued operations, net of minority interest—We sold eight and ten CTL assets and realized gains of approximately $7.8 million and $24.2 million during the years ended December 31, 2007 and 2006, respectively.

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

        We believe that adjusted earnings is a helpful measure to consider, in addition to net income, because this measure helps us to evaluate how our commercial real estate finance business is performing compared to other commercial finance companies, without the effects of certain GAAP adjustments that are not necessarily indicative of current operating performance. The most significant GAAP adjustments that we exclude in determining adjusted earnings are depreciation, depletion and amortization, and impairments of goodwill and intangible assets which are typically non-cash charges. We do not exclude non-cash impairment charges on tangible assets or provisions for loan loss reserves. As a commercial finance company that focuses on real estate lending and corporate tenant leasing, we record significant depreciation on our real estate assets, depletion on our timber assets and amortization of deferred financing costs associated with our borrowings. Depreciation, depletion and amortization do not affect our daily operations, but they do impact financial results under GAAP. By measuring our performance using adjusted earnings and net income, we are able to evaluate how our business is performing both before and after giving effect to recurring GAAP adjustments such as depreciation, depletion and amortization (including earnings from joint venture interests on the same basis) and excluding impairments of goodwill and intangible assets and gains or losses from the sale of assets that will no longer be part of continuing operations.

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

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Adjusted earnings:
Net income (loss)	$(196,791)	$238,958	$374,827
Add: Depreciation, depletion and amortization	102,745	99,427	83,058
Add: Joint venture income	—	92	123
Add: Joint venture depreciation, depletion and amortization	14,466	40,826	14,941
Add: Amortization of deferred financing costs	43,800	28,367	23,520
Add: Impairment of goodwill and intangible assets	60,618	—	—
Less: Hedge ineffectiveness, net	7,427	(239)	—
Less: Gain from discontinued operations, net of minority interest	(87,769)	(7,832)	(24,227)
Less: Gain on sale of joint venture interest, net of minority interest	(261,659)	(1,572)	—
Less: Preferred dividend requirement	(42,320)	(42,320)	(42,320)

Adjusted diluted earnings (loss) allocable to common shareholders and HPU holders(1)	$(359,483)	$355,707	$429,922

Weighted average diluted common shares outstanding	131,153	127,792	116,219

Explanatory Note:

(1)
HPU holders are Company employees who purchased high performance common stock units under our High Performance Unit Program. For the years ended December 31, 2008, 2007 and 2006 adjusted diluted earnings (loss) allocable to common shareholders and HPU holders includes $(7,461), $7,730 and $10,250 of adjusted earnings allocable to HPU holders, respectively.

Risk Management

        Loan Credit Statistics—The table below summarizes our non-performing loans and details the reserve for loan losses associated with our loans:

	As of December 31,
	2008	2007
	(in thousands)
Non-performing loans
Carrying value	$3,108,798	$719,366
Participated portion	349,359	474,303

Managed Loan Value(1)	$3,458,157	$1,193,669
As a percentage of Managed Loan Value of total loans	27.5%	8.7%
Watch list loans
Carrying value	$1,026,446	$1,240,228
Participated portion	238,450	375,179

Managed Loan Value	$1,264,896	$1,615,407
Reserve for loan losses	$976,788	$217,910
As a percentage of Managed Loan Value of total loans	7.8%	1.6%
As a percentage of Managed Loan Value of non-performing loans	28.2%	18.3%
Other real estate owned
Carrying value	$242,505	$128,558

          Explanatory Note:

    (1)
    Managed Loan Value of a loan is computed by adding iStar's carrying value of the loan and the participation interest sold on the Fremont CRE portfolio. The participation, receives 70% of all loan principal payments, including principal that we have funded. Therefore, iStar is in the first loss position and we believe that presentation of the Managed Loan Value is more relevant than a presentation of our carrying value when discussing our risk of loss on the loans in the Fremont CRE Portfolio.

        Non-Performing Loans—We designate loans as non-performing at such time as: (1) management determines the borrower is incapable of, or has ceased efforts towards, curing the cause of an impairment; (2) the loan becomes 90 days delinquent; or (3) the loan has a maturity default. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of December 31, 2008, we had non-performing loans with an aggregate carrying value of $3.11 billion and an aggregate Managed Loan Value of $3.46 billion, or 27.5% of the total Managed Loan Value of total loans. Our non-performing loans increased materially through 2008, particularly in our residential land development and condominium construction portfolios, due to the worsening economy and the seizure of the credit markets, which have adversely impacted the ability of many of our borrowers to service their debt and refinance our loans at maturity. Due to the continued deterioration of the commercial real estate market, the process of estimating collateral values and reserves will continue to require significant judgment on the part of management. Management currently believes there is adequate collateral and reserves to support the book values of the loans.

        Watch List Assets—We conduct a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset in our portfolio. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." As of December 31, 2008, we had assets on the credit watch list, excluding non-performing loans above, with an aggregate carrying value of $1.03 billion and an aggregate Managed Loan Value of $1.26 billion, or 10.1% of the Managed Loan Value of total loans.

        Reserve For Loan Losses—During the year ended December 31, 2008, the reserve for loan losses increased $758.9 million, which was the result of $1.03 billion of provisioning for loan losses reduced by $270.4 million of charge-offs. The reserve is increased through the provision for loan losses, which reduces income in the period recorded and is reduced through charge-offs.

        The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for a non-performing loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of December 31, 2008, we had $799.6 million of asset-specific reserves related to 56 non-performing loans as compared to $91.6 million of asset-specific reserves related to 11 non-performing loans at December 31, 2007. The increase in asset-specific reserves during the year ended December 31, 2008 was primarily due to the significant increase in non-performing loans as discussed above. The increase was also due to additional reserves required for existing non-performing loans further impacted by the continued deterioration in the commercial real estate market.

        The formula-based general reserve is derived from estimated probabilities of principal loss and loss given default severities assigned to the portfolio during our quarterly internal risk rating assessment. Probabilities of principal loss and severity factors are based on industry and/or internal experience and may be adjusted for significant factors that, based on our judgment, impact the collectability of the loans as of the balance sheet date. The general reserve was $177.2 million as of December 31, 2008, and has increased from $126.3 million at December 31, 2007.

        Other Real Estate Owned (OREO)—During the year ended December 31, 2008, we received title to properties in satisfaction of senior mortgage loans with cumulative carrying values of $419.1 million, for which those properties had served as collateral, and recorded charge-offs totaling $102.4 million related to these loans. Due to changing market conditions, we determined certain OREO assets were impaired and recorded impairment charges of $55.6 million for the year ended December 31, 2008. In addition, during the year ended December 31, 2008, we sold OREO assets for net proceeds of $169.6 million and recognized net losses of $1.6 million.

Liquidity and Capital Resources

        Our unsecured, low leverage, match-funded financing model was designed to allow us to weather severe events in the macro economy and disruptions to the capital markets. Despite the financial turmoil, over the past 18 months, we have successfully raised approximately $3.04 billion from capital markets transactions including unsecured debt, convertible debt, common equity and secured debt financings, and in excess of $1.66 billion from the sale of certain assets, including our timber portfolio. However, the credit crisis has significantly impacted our corporate credit spreads, increasing our cost of funds and limiting our access to the unsecured debt markets—our primary source of funds for the past several years. We have also seen our stock price decline significantly, limiting our ability to access additional equity capital. As of December 31, 2008, we had $558.1 million of cash and available capacity under our $3.75 billion revolving credit facilities.

        The current financial turmoil in the market and lack of capital in the real estate sector has also impacted our borrowers' ability to service their debt and refinance their loans as they mature. In addition, our loan portfolio includes a large percentage of residential construction loans. Many of our borrowers are experiencing a slowdown in residential sales due to falling home prices and tightening of the residential mortgage market. Proceeds from these residential sales are generally used to repay principal on our loans. As a result, we have experienced and continue to experience significant uncertainty with respect to our ability to predict the amounts and timing of our loan repayments—an important source of funds for our business.

        Primarily as a result of our borrowers' inability to repay their loans, we have experienced a significant increase in our non-performing loans over the past 18 months. Our accounting policies require us to stop accruing interest on our non-performing loans and to take asset-specific reserves if we do not believe we will be able to recover our entire principal. The increase in our non-performing loans has reduced the income and increased the expense associated with these loans, putting pressure on some of our financial covenants, including our fixed charge coverage ratio and our tangible net worth covenants. To date, we have been able to mitigate the impact of increased expenses associated with our loan loss reserves through the gains associated with certain asset sales and the discounted retirement of debt.

        Over the coming year, we will require significant capital to fund our investment activities, including approximately $1.06 billion to fund outstanding loan commitments associated with our construction loan portfolio. We expect these unfunded commitments to peak in the first quarter of 2009 and then to decline throughout the course of the year, as most of the projects will be completed (from a construction perspective) by year-end. In addition, we have significant debt maturities in 2009, totaling approximately $1.63 billion.

        Our capital sources in today's financing environment include repayments from our loan assets, asset sales, financings secured by our assets, additional term borrowings, borrowings under our lines of credit, cash flow from operations and potential joint ventures. Historically we have also issued unsecured corporate debt, convertible debt and preferred and common equity—however current market conditions have effectively eliminated our access to these sources of capital in the near term.

        We actively manage our liquidity and continually work on initiatives to address both our debt covenant compliance and our liquidity needs. Our unencumbered balance sheet has enabled us to generate additional liquidity through various asset sales. We expect proceeds from asset sales over the coming year to supplement loan repayments over the same period. We continue to execute on our liquidity plan by analyzing additional asset sales and secured financing alternatives in order to maintain adequate liquidity for the balance of the year and position us for long-term future growth and profitability. We believe our current liquidity plan is sufficient to meet our funding and liquidity requirements for the next twelve months. Our liquidity plan is dynamic and we expect to monitor the markets and adjust our plan as market conditions change.

        There is a risk that we will not be able to meet all of our funding and debt service obligations. Management's failure to successfully implement our liquidity plan could have a material adverse effect on our financial position and covenant compliance, results of operations and cash flows.

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

        Subsequent to year end, we received the requisite consents and commitments for a new secured facility and restructuring of existing bank facilities. We expect that if completed, the principal amount of the new secured facility would be between $700 million and $1.0 billion. If completed, the new secured facility would mature in June 2012 and would bear interest at a rate of LIBOR + 2.50%. Lenders who participate in the new secured loan would receive collateral security for their outstanding unsecured positions in our existing unsecured bank lines, and the interest on these loans would increase to LIBOR + 1.50%. The new facilities would also provide for additional operating flexibility through the modification of certain financial covenants. The new secured facility and the restructuring of the existing facilities are currently expected to close in March. However, they are subject to closing conditions including the negotiation of definitive documents. There can be no assurance that these transactions will be completed in this timeframe or at all.

        The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of December 31, 2008. We have no other long-term liabilities that would constitute a contractual obligation.

	Principal And Interest Payments Due By Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	6-10 Years	After 10 Years
	(In thousands)
Long-Term Debt Obligations(1):
Unsecured notes	$6,443,202	$891,177	$2,002,065	$2,455,703	$1,094,257	$—
Convertible notes	787,750	—	—	787,750	—	—
Unsecured revolving credit facilities	3,281,273	—	2,122,904	1,158,369	—	—
Secured term loans	1,606,327	433,557	1,035,681	56,898	12,945	67,246
Secured revolving credit facility	306,867	306,867
Trust preferred	100,000	—	—	—	—	100,000

Total	12,525,419	1,631,601	5,160,650	4,458,720	1,107,202	167,246
Interest Payable(2)	1,770,243	445,266	750,450	380,647	153,129	40,751
Operating Lease Obligations	278,975	20,730	40,908	37,887	94,374	85,076

Total(3)	$14,574,637	$2,097,597	$5,952,008	$4,877,254	$1,354,705	$293,073

Explanatory Notes:

(1)
Assumes exercise of extensions to the extent such extensions are at our option.

(2)
All variable-rate debt assumes a 30-day LIBOR rate of 0.44% (the 30-day LIBOR rate at December 31, 2008).

(3)
We also have letters of credit outstanding totaling $44.9 million as additional collateral for five of our investments. See "Off-Balance Sheet Transactions" below, for a discussion of certain unfunded commitments related to our lending and CTL business.

        The weighted average interest rates for short-term debt (payable in less than 12 months) were 4.55% and 6.05% as of December 31, 2008 and 2007, respectively.

        Unsecured/Secured Credit Facilities—Our primary source of short-term funds is an aggregate of $3.39 billion of available credit under our two committed unsecured revolving credit facilities, which includes a $2.20 billion facility, maturing in June 2011, as well as a $1.19 billion facility, maturing in June 2012. The facilities were entered into during 2006 and 2007. As of December 31, 2008, there was approximately $68.6 million that was immediately available to draw under these facilities at our discretion. In September 2008, we amended and restated a $500.0 million secured credit facility by reducing the capacity to $350.0 million and extending its maturity from September 2008 to September 2009.

        During 2007, we closed on a $1.89 billion short-term interim financing facility that was used to fund the Fremont CRE acquisition, (see Note 4 of the Notes to the Consolidated Financial Statements), which bore interest at three-month LIBOR + 0.50%, as of December 31, 2007. In 2008, we repaid the outstanding indebtedness on the facility.

        Unencumbered Assets/Unsecured Debt—The following table shows the ratio of unencumbered assets to unsecured debt at December 31, 2008 and December 31, 2007 (in thousands):

	As of December 31,
	2008	2007
Total Unencumbered Assets	$13,540,138	$15,769,061
Total Unsecured Debt(1)	$10,612,225	$12,073,007
Unencumbered Assets/Unsecured Debt	128%	131%

          Explanatory Note:

    (1)
    See Note 9 of the Notes to Consolidated Financial Statements for a more detailed description of our unsecured debt.

        Capital Markets Activity—During the year ended December 31, 2008, we retired, through open market repurchases, $900.7 million par value of our senior unsecured notes with various maturities ranging from January 2009 to March 2017. In connection with these repurchases, we recorded an aggregate net gain on early extinguishment of debt of approximately $392.9 million for the year ended December 31, 2008.

        We also repaid the 8.75% senior notes due August 2008 and the 7.0% senior notes and LIBOR + 0.39% senior notes due March 2008.

        In May 2008, we issued $750.0 million aggregate principal amount of senior unsecured notes bearing interest at an annual rate of 8.625% and maturing in June 2013. We used the proceeds from the issuance of these securities primarily to repay outstanding indebtedness under our unsecured revolving credit facility. Simultaneous with the issuance of this debt, we also entered into interest rate swap agreements to swap the fixed interest rate on the $750.0 million senior unsecured notes for a variable interest rate. During the year ended December 31, 2008, we terminated the swaps associated with these notes.

        During the year ended December 31, 2007, we issued $300.0 million and $250.0 million aggregate principal amounts of fixed-rate senior notes bearing interest at annual rates of 5.500% and 5.850% and maturing in 2012 and 2017, respectively, and $500.0 million of variable-rate senior notes bearing interest at three-month LIBOR + 0.35% maturing in 2010. We primarily used the proceeds from the issuance of these securities to repay outstanding indebtedness under our unsecured revolving credit facilities. In connection with this issuance, we settled forward starting interest rate swap agreements with notional amounts totaling $200.0 million and ten-year terms matching that of the $250.0 million senior notes due in 2017. We also entered into interest rate swap agreements to swap the fixed interest rate on the $300.0 million senior notes due in 2012 for a variable interest rate. During the year ended December 31, 2008, we terminated the swaps associated with these notes.

        In addition, on October 15, 2007, we issued $800.0 million aggregate principal amount of convertible senior floating rate notes due 2012 ("Convertible Notes"). The Convertible Notes were issued at par, mature on October 1, 2012, and bear interest at a rate per annum equal to three-month LIBOR + 0.50%. The Convertible Notes are senior unsecured obligations and rank equally with all of our other senior unsecured indebtedness. We used $392.0 million of the net proceeds from the offering to repay outstanding indebtedness under the interim financing facility which we used to fund the Fremont CRE acquisition. We used the balance of the net proceeds to repay other outstanding indebtedness. The Convertible Notes are convertible at the option of the holders, into approximately 22.2 shares per $1,000 principal amount of Convertible Notes, on or after August 15, 2012, or prior to that date if (1) the price of our Common Stock trades above 130% of the conversion price for a specified duration, (2) the trading price of the Convertible Notes is below a certain threshold, subject to specified exceptions, (3) the Convertible Notes have been called for redemption, or (4) specified corporate transactions have occurred. None of the conversion triggers have been met as of December 31, 2008. The conversion rate is subject to certain adjustments. The conversion rate initially represents a conversion price of $45.05 per share. If the conditions for conversion are met, we may choose to pay in cash and/or common stock; however, if this occurs, we have the intent and ability to settle this debt in cash.

        In addition, our $200.0 million of LIBOR + 1.25% senior notes matured in March 2007.

        On January 9, 2007, in connection with a consent solicitation of the holders of the respective notes, we amended certain covenants in our 7.0% senior notes due 2008, 4.875% senior notes due 2009, 6.0% senior notes due 2010, 5.125% senior notes due 2011, 6.5% senior notes due 2013, and 5.70% senior notes due 2014 (collectively, the "Modified Notes"). Holders of approximately 95.43% of the aggregate principal amount of the Modified Notes consented to the solicitation. The purpose of the amendments was to conform most of the covenants to the covenants contained in the indentures governing the senior notes we issued after we had achieved an investment grade rating from S&P, Moody's and Fitch. In connection with the consent solicitation we paid an aggregate fee of $6.5 million to the consenting note holders, which will be amortized into interest expense over the remaining term of the Modified Notes. In addition, we incurred advisory and professional fees aggregating $2.4 million, which were expensed and included in "General and administrative" on our Consolidated Statement of Operations for the year ended December 31, 2007.

        Other Financing Activity—During the second quarter of 2008, we closed on a $947.9 million secured term note maturing in April 2011. This note is collateralized by 34 properties in our Corporate Tenant Lease portfolio and bears interest at the greater of 6.25% or LIBOR + 3.40%.

        In March 2008, we entered into a $300.0 million senior secured term loan maturing in March 2009 with a six-month extension at our option. Borrowings under this financing bear interest at a rate of LIBOR + 2.50% and are collateralized by assets in our loans and other lending investments portfolio.

        In addition, in March 2008, we closed on a $53.3 million secured term loan maturing in March 2011. This loan is collateralized by four assets in our Corporate Tenant Lease portfolio and bears interest at LIBOR + 1.65%.

        During 2007, our term financing that was collateralized by corporate bonds matured on August 1, 2007 and was extended consecutively, with varying interest rates, through November 2008, when it was repaid.

        As of December 31, 2008, future scheduled maturities of outstanding long-term debt obligations are as follows (in thousands)(1):

2009	$1,631,601
2010	1,065,323
2011	4,095,327
2012	2,780,587
2013	1,678,133
Thereafter	1,274,448

Total principal maturities	12,525,419
Unamortized debt discounts, net	(9,396)

Total long-term debt obligations	$12,516,023

          Explanatory Note:

    (1)
    Assumes exercise of extensions to the extent such extensions are at our option.

        Hedging Activities—We have variable-rate lending assets and variable-rate debt obligations. These assets and liabilities create a natural hedge against changes in variable interest rates. This means that, as interest rates increase, we earn more on our variable-rate lending assets and pay more on our variable-rate debt obligations and, conversely, as interest rates decrease, we earn less on our variable-rate lending assets and pay less on our variable-rate debt obligations. When our variable-rate debt obligations differ significantly from our variable-rate lending assets, we utilize derivative instruments to limit the impact of changing interest rates on our net income. Our interest rate risk management policy requires that we enter into hedging transactions when it is determined, based on sensitivity models, that the impact of various increasing or decreasing interest rate scenarios could have a significant negative effect on our net interest income. We do not use derivative instruments for speculative purposes. The derivative instruments we use are typically in the form of interest rate swaps and interest rate caps. Interest rate swaps can effectively either convert variable-rate debt obligations to fixed-rate debt obligations or convert fixed-rate debt obligations into variable-rate debt obligations. Interest rate caps effectively limit the maximum interest rate payable on variable-rate debt obligations. In addition we also use derivative instruments to manage our exposure to foreign exchange rate movements.

        Developing an effective strategy for dealing with movements in interest rates is complex and no strategy can completely insulate us from risks associated with such fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition.

        We also seek to match-fund our assets denominated in foreign currencies so that changes in foreign exchange rates will have a minimal impact on earnings. Foreign currency denominated assets and liabilities are presented in our financial statements in US dollars at current exchange rates each reporting period with changes related to foreign currency fluctuations flowing through earnings. For investments denominated in currencies other than British pounds, Canadian dollars and Euros, we primarily use forward contracts to hedge our exposure to foreign exchange risk.

        The primary risks related to our use of derivative instruments are the risks that a counterparty to a hedging arrangement could default on their obligation and the risk that we may have to pay certain costs, such as transaction fees or breakage costs, if we terminate a hedging arrangement. As a matter of policy, we enter into hedging arrangements with counterparties that are large, creditworthy financial institutions typically rated at least "A/A2" by S&P and Moody's, respectively. Our hedging strategy is monitored by our Audit Committee on behalf of the Board of Directors and may be changed without shareholder approval.

        As of December 31, 2008, we had pay floating interest rate swaps that hedge the change in fair value associated with $245.0 million of outstanding fixed rate debt. These swaps were de-designated during 2008 and no longer qualify for hedge accounting under SFAS No. 133. The following table represents the notional principal amounts and fair values of interest rate swaps by class (in thousands):

	Notional Amount as of December 31, 2008	Notional Amount as of December 31, 2007	Fair Value as of December 31, 2008	Fair Value as of December 31, 2007
Cash flow hedges:
Forward-starting interest rate swaps	$—	$250,000	$—	$(6,457)
Fair value hedges:
Interest rate swaps(1)	245,000	1,250,000	197	17,237

Total interest rate swaps	$245,000	$1,500,000	$197	$10,780

Explanatory Note:

(1)
Swaps with a notional amount of $245.0 million, a receive rate of 3.70% and a pay rate of 1.65% mature on January 15, 2009.

        During the year ended December 31, 2008, we paid $11.1 million to terminate forward starting swap agreements with a notional amount of $250.0 million and determined that it was no longer probable that the forecasted debt transactions, for which those swap agreements were designated as hedges, would occur within the originally designated time frame. As a result of the terminations, we recorded $8.2 million of losses, during the year ended December 31, 2008.

        In addition, during 2008 we entered into two interest rate swap agreements, designated as fair value hedges, with notional amounts totaling $750.0 million and variable interest rates that reset quarterly based on three-month LIBOR. These swap agreements were entered into in order to exchange the 8.625% fixed-rate interest payments on our $750.0 million senior notes due in 2013 for variable-rate interest payments based on three-month LIBOR + 3.84%. These swaps were terminated in 2008 as described below.

        During the year ended December 31, 2008, we terminated $1.76 billion of pay floating interest rate swaps, that were designated as fair value hedges. As a result of the terminations, we received $51.1 million of cash and a recorded receivable of $19.0 million. In addition, as of December 31, 2008, our senior notes include premiums related to changes in the fair value of the debt while it was hedged by the interest rate swaps. The premiums will be amortized over the lives of the respective debt as an offset to "Interest expense" on our Consolidated Statements of Operations. For the year ended December 31, 2008, we recorded $4.6 million as an offset to interest expense related to the amortization of the premiums.

        During the year ended December 31, 2007, we settled forward starting interest rate swap agreements, which were designated as cash-flow hedges and had notional amounts totaling $200.0 million, in connection with our issuance of $250 million of senior notes due in 2017. The $4.5 million settlement value received for these forward starting swaps was recorded in "Accumulated other comprehensive income (losses)" on our Consolidated Balance Sheets and is being amortized as a reduction to "Interest expense" on our Consolidated Statements of Operations through the maturity of the senior notes due in 2017.

        In addition, during 2007 we entered into interest rate swap agreements, designated as fair-value hedges, with notional amounts totaling $300.0 million and variable interest rates that reset quarterly based on three-month LIBOR. These swap agreements exchanged the 5.5% fixed-rate interest payments on our $300.0 million senior notes due in 2012 for variable-rate interest payments based on three-month LIBOR + 0.5365%. These swaps were terminated in 2008 as described above.

        Additionally, during 2007 we recorded a non-cash charge of $12.1 million to correct the fair value of three fair value interest rate swaps that we determined did not qualify for hedge accounting within the provisions of SFAS No. 133. The charge reflects a cumulative loss in the fair value of the swaps from the time they were entered into through June 30, 2007, and was recorded as an increase to "Debt obligations" and "Other expense" on our Consolidated Balance Sheets and Statements of Operations, respectively. We concluded that the amount of gains and losses that should have been previously recorded for these swaps were not material to any of our previously issued financial statements. We also concluded that the $12.1 million cumulative charge was not material to the quarter or fiscal year in which the charge was booked. As such, the out-of-period charge was recorded in our Consolidated Statements of Operations for the year ended December 31, 2007, rather than restating prior periods.

        The following table presents our foreign currency derivatives outstanding as of December 31, 2008 (these derivatives outstanding as of December 31, 2008 do not use hedge accounting, but are marked to market under SFAS No. 133 through our Consolidated Statements of Operations) (in thousands):

Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell INR forward	INR 497,178	10,000	November 2009	$2,006
Sell SEK/Buy USD forward	SEK 105,403	13,459	January 2009	884
Sell EUR/Buy USD forward	€ 5,000	6,983	January 2009	84

        During the year ended 2008, pursuant to the terms of our $947.9 million secured financing, we purchased two interest rate caps with notional amounts totaling $947.9 million and cap rates of 4.0%, which expire in May 2011. In order to offset the economic impact of the purchased caps, we simultaneously sold two interest rate caps with the same terms as the purchased caps. The interest rate caps were not designated as hedges under SFAS No. 133, therefore, the changes in the fair market value are recorded in "Other expense" on our Consolidated Statements of Operations.

        The following table represents the notional principal amounts and fair values of interest rate caps by class (in thousands):

	Notional Amount as of December 31, 2008	Notional Amount as of December 31, 2007	Fair Value as of December 31, 2008	Fair Value as of December 31, 2007
Interest rate caps:
Interest rate cap bought	$947,862	$—	$726	$—
Interest rate cap sold	(947,862)	—	(131)	—

Total interest rate caps	$—	$—	$595	$—

        At December 31, 2008 and 2007, respectively, derivatives with a fair value of $3.9 million and $17.9 million were included in "Deferred expenses and other assets, net" and derivatives with a fair value of $0.1 million and $6.6 million were included in "Accounts payable, accrued expenses and other liabilities" on our Consolidated Balance Sheets. During the years ended December 31, 2008, 2007 and 2006, we recorded a net loss of $16.7 million, a net gain of $0.2 million and a net gain of $0.7 million, respectively, due to ineffectiveness on fair-value hedges. In addition, for the year ended December 31, 2008, we recognized a net loss of $1.4 million for interest rate swaps not designated as hedges under SFAS No. 133. All of these amounts were recorded in "Other expense" on our Consolidated Statements of Operations.

        Off-Balance Sheet Transactions—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity.

        We have certain discretionary and non-discretionary unfunded commitments related to our loans, CTLs and other lending investments that we may be required to, or choose to, fund in the future. Discretionary commitments are those under which we have sole discretion with respect to future funding. Non-discretionary commitments are those that we are generally obligated to fund at the request of the borrower or upon the occurrence of events outside of our direct control. As of December 31, 2008, we had 174 loans with unfunded commitments totaling $2.21 billion, of which $163.4 million was discretionary and $2.05 billion was non-discretionary. In addition, we had $9.8 million of non-discretionary unfunded commitments related to three CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon completion of the improvements or construction, we would receive additional operating lease income from the customers. In addition, we have $10.6 million of non-discretionary unfunded commitments related to four existing customers in the form of tenant improvements which were negotiated with the customers at the commencement of the leases. Further, we had 13 strategic investments with unfunded non-discretionary commitments of $197.6 million.

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

        Our publicly held debt securities also contain covenants for fixed charge coverage and unencumbered assets to unsecured indebtedness. The fixed charge coverage ratio in our publicly held securities is an incurrence test. If we do not meet the fixed charge coverage ratio, our ability to incur additional indebtedness will be restricted. The unencumbered asset to unsecured indebtedness covenant is a maintenance covenant and, if breached and not cured within applicable cure periods, it could result in acceleration of our publicly held debt unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. Based on our unsecured credit ratings at December 31, 2008, the financial covenants in our publicly held debt securities, including the fixed charge coverage ratio and maintenance of unencumbered assets compared to unsecured indebtedness, are operative.

        Our bank facilities and our public debt securities contain cross-default provisions which would allow the lenders and the bondholders to declare an event of default and accelerate our indebtedness to them if we fail to pay amounts due in respect of our other recourse indebtedness in excess of specified thresholds. In addition, our bank facilities and the indentures governing our public debt securities provide that the lenders and bondholders may declare an event of default and accelerate our indebtedness to them if there is a nonpayment default under our other recourse indebtedness in excess of specified thresholds and, if the holders of the other indebtedness are permitted to accelerate, in the case of the bank facilities, or accelerate, in the case of the bond indentures, the other recourse indebtedness.

        We believe we are in full compliance with the covenants in our credit facilities, secured term loans and public debt securities as of December 31, 2008. Our ability to remain in compliance with the financial covenants will be impacted by increases in loan loss reserves, non-performing loans and the amount and timing of cash repayments from borrowers. See below for further discussion of ratings triggers as they relate to our covenants.

        Our $800.0 million aggregate principal amount of outstanding convertible debt securities provide that we must offer to repurchase the securities from the holders at 100% of their par value plus accrued and unpaid interest if our Common Stock is no longer listed on a national securities exchange.

        Ratings Triggers—The two committed unsecured revolving credit facilities aggregating $3.39 billion that we had in place at December 31, 2008, bear interest at LIBOR + 0.7% per annum based on our senior unsecured debt ratings of BBB- from S&P, Ba3 from Moody's and BB from Fitch at the end of the year. Our ability to borrow under our unsecured revolving credit facilities is not dependent on our credit ratings. The interest rate that we incur on borrowings under our unsecured revolving credit facilities is based on the higher of our credit ratings from S&P and Moody's. Additional downgrades could further increase our borrowing rates under these facilities to a maximum of LIBOR + 0.85% per annum.

        Our $300.0 million secured term loan interest rate spread will reset on March 10, 2009 based on our corporate credit rating at that time. If our rating from any two of S&P, Moody's and Fitch is at BBB-/Baa3 or below BBB-/Baa3 then the margin will be increased by 1.00% or 2.00%, respectively. As of December 31, 2008, our interest rate on the secured term loan was LIBOR + 2.50%. Based on our current credit ratings, the interest rate on this loan will reset at LIBOR + 4.50% on March 10, 2009.

        Except as described above, there are no other ratings triggers in any of our debt instruments or other operating or financial agreements at December 31, 2008.

        Transactions with Related Parties—We have substantial investments in minority interests of Oak Hill Advisors, L.P., Oak Hill Credit Alpha MGP, OHSF GP Partners II, LLC, Oak Hill Credit Opportunities MGP, LLC, OHSF GP Partners (Investors), LLC, OHA Finance MGP, LLC, OHA Capital Solutions MGP, LLC, OHA Strategic Credit GenPar, LLC and OHA Leveraged Loan Portfolio GenPar, LLC (see Note 7 to the Company's Notes to Consolidated Financial Statements for more detail). In relation to our investment in these entities, we appointed to our Board of Directors a member that holds a substantial investment in these same nine entities. As of December 31, 2008, the carrying value in these ventures was $181.1 million. We recorded equity in earnings from these investments of $28.2 million for the year ended

December 31, 2008. We have also invested directly in nine funds managed by Oak Hill Advisors, L.P., which have a cumulative carrying value of $2.4 million as of December 31, 2008. We recorded equity in losses of $1.5 million from these investments and determined that unrealized losses on the cost method investments were other-than-temporarily impaired and recorded non-cash impairment charges of $4.8 million during 2008.

        DRIP/Stock Purchase Plans—We maintain a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, our shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, our shareholders and new investors may purchase shares of Common Stock directly from us without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at our sole discretion. Shares issued under the plan may reflect a discount of up to 3% from the prevailing market price of our Common Stock. We are authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plans. During the years ended December 31, 2008, 2007 and 2006, we issued a total of approximately 290,000, 71,000 and 549,000 shares of Common Stock, respectively, through the plans. Net proceeds for the years ended December 31, 2008, 2007 and 2006 were approximately $1.9 million, $2.5 million and $22.6 million, respectively. There are approximately 1.8 million shares available for issuance under the plan as of December 31, 2008.

        Stock Repurchase Program—In July 2008, we implemented a $50 million Common Stock repurchase program. Shares may be purchased under the new program from time to time in the open market and in privately negotiated transactions. During the year ended December 31, 2008, we repurchased 27.8 million shares of our outstanding Common Stock under this program for a cost of approximately $49.0 million at an average cost per share of $1.79. As of December 31, 2008, there was approximately $1.0 million available to repurchase Common Stock under the program.

        In November 1999, we implemented a stock repurchase program under which we were authorized to repurchase up to 5.0 million shares of Common Stock from time to time. There was no fixed expiration date to this plan. During the year ended December 31, 2008, we repurchased 1.7 million shares under the program at an aggregate cost of approximately $14.1 million and at an average cost of $8.38 per share. As of December 31, 2008, there were no shares remaining to be purchased under this program.

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

        During 2008, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Note 3 to our Consolidated Financial Statements. The following is a summary of accounting policies that require more significant management estimates and judgments:

        Reserve for Loan Losses—The reserve for loan losses is a valuation allowance that reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through the "Provision for loan losses" on our Consolidated Statements of Operations and is decreased by charge-offs when losses are confirmed through the receipt of assets such as cash in a pre-foreclosure sale or via ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased. The reserve for loan losses includes a formula-based component and an asset-specific component.

        The formula-based reserve component covers performing loans and provisions for loan losses are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated in accordance with FASB Statement No. 5, "Accounting for Contingencies" ("SFAS No. 5"). Required reserve balances for the performing loan portfolio are derived from estimated probabilities of principal loss and loss given default severities. Estimated probabilities of principal loss and loss severities are assigned to each loan in the portfolio during our quarterly internal risk rating assessment. Probabilities of principal loss and severity factors are based on industry and/or internal experience and may be adjusted for significant factors that, based on our judgment, impact the collectability of the loans as of the balance sheet date.

        The asset-specific reserve component relates to reserves for losses on loans considered impaired and measured pursuant to FASB Statement No. 114, "Accounting by Creditors for Impairments of a Loan (an amendment of FASB Statement No. 5 and 15)," ("SFAS No. 114"). In accordance with SFAS No. 114, we consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. A reserve is established when the present value of payments expected to be received, observable market prices, or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) of an impaired loan is lower than the carrying value of that loan. A loan is also considered impaired in accordance with SFAS 114 if its terms are modified in a troubled debt restructuring ("TDR"). Each of our non-performing loans ("NPL's") and TDR loans are considered impaired and are evaluated individually to determine required asset-specific reserves.

        The provision for loan losses for the years ended December 31, 2008, 2007 and 2006 were $1.03 billion, $185.0 million and $14.0 million, respectively. The increase in the provision for loan losses was primarily due to increased asset specific reserves required as a result of the increase in impaired loans. The total reserve for loan losses at December 31, 2008 and 2007, included SFAS No. 114 asset specific reserves of $799.6 million and $91.6 million, respectively, and SFAS No. 5 general reserves of $177.2 million and $126.3 million, respectively.

        Impairment of available-for-sale and held-to-maturity debt securities—For held-to-maturity and available-for-sale debt securities held in "Loans and other lending investments," management evaluates whether the asset is other-than-temporarily impaired when the fair market value is below carrying value. We consider (1) the length of time and the extent to which fair value has been below carrying value, (2) our intent and ability to hold the security to maturity or for available-for-sale securities, until recovery and (3) other market factors. If it is determined that an impairment exists that is other-than-temporary, the unrealized loss will be charged against earnings as an "Impairment of other assets" on our Consolidated Statements of Operations.

        During the year ended December 31, 2008 and 2007, we determined that unrealized losses on held-to-maturity and available-for-sale securities were other-than-temporary and recorded impairment charges totaling $120.0 million and $134.9 million, respectively.

        Other real estate owned—Other real estate owned ("OREO") consists of properties acquired by foreclosure or by deed-in-lieu of foreclosure in partial or total satisfaction of non-performing loans. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value less costs to sell at the date of transfer. The excess of the carrying value of the loan over the fair value of the property less estimated costs to sell is charged-off to the reserve for loan losses when title to the property is obtained. Net revenues and costs of holding the property are recorded in "Other expense" in our Consolidated Statements of Operations. Significant property improvements may be capitalized to the extent that the carrying value of the property does not exceed the estimated fair value less costs to sell. The gain or loss on final disposition of an OREO is recorded in "Impairment of other assets" on our Consolidated Statements of Operations, and is considered income/loss from continuing operations because it represents the final stage of our loan collection process.

        We also review the recoverability of an OREO's carrying value when events or circumstances indicate a potential impairment of a property's value. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property less cost to sell. These charges are recorded in 'Impairment of other assets" on the Consolidated Statements of Operations.

        During the years ended December 31, 2008 and 2007, respectively, we received titles to properties in satisfaction of senior mortgage loans with cumulative carrying values of $419.1 million and $152.4 million, for which those properties had served as collateral, and recorded charge-offs totaling $102.4 million and $23.2 million related to these loans. Subsequent to taking title to the properties, we determined certain OREO assets were impaired due to changing market conditions, and recorded impairment charges of $55.6 million during the year ended December 31, 2008.

        Long-Lived Assets Impairment Test—In accordance with FASB Statement No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 144"), CTL assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less costs to sell and are included in "Assets held for sale" on our Consolidated Balance Sheets. The difference between the estimated fair value less costs to sell and the carrying value will be recorded as an impairment charge. Once the asset is classified as held for sale, depreciation expense is no longer recorded and historical operating results are reclassified to "Income from discontinued operations" on the Consolidated Statements of Operations.

        We periodically review long-lived assets to be held and used for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. A held for use long-lived asset's value is impaired only if management's estimate of the aggregate future cash flows (discounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of CTL assets are recorded in "Impairment of other assets," on our Consolidated Statements of Operations.

        During 2008, we recorded an impairment charge of $11.6 million related to a single CTL asset due to deteriorating market conditions and lower than expected rents in the surrounding area.

        Identified intangible assets and goodwill—In accordance with SFAS No. 141, upon the acquisition of a business, we record intangible assets acquired at their estimated fair values separate and apart from goodwill. We determine whether such intangible assets have finite or indefinite lives. As of December 31, 2008, all such acquired intangible assets have finite lives. We amortize finite lived intangible assets based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in "Impairment of other assets" on our Consolidated Statements of Operations.

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

        Due to an overall deterioration in market conditions within the commercial real estate lending environment, we determined that it was necessary to evaluate goodwill for impairment as of June 30, 2008. At June 30, 2008, we estimated the fair value of our real estate lending reporting unit using a market-based valuation and determined that goodwill was potentially impaired. We then estimated the fair values of the tangible and intangible assets and liabilities of the reporting unit based on an analysis of discounted cash flows. As a result of this analysis, we recorded a non-cash impairment charge of $39.1 million during the second quarter of 2008 to reduce the carrying value of goodwill within the real estate lending reporting unit to zero. This charge was recorded in "Impairment of goodwill," on our Consolidated Statements of Operations.

        During the year ended December 31, 2008, we also recorded non-cash charges of $21.5 million to reduce the carrying value of certain intangible asset, related to the Fremont CRE acquisition and other acquisitions, based on their revised estimated fair values. These charges were recorded in "Impairment of other assets" on our Consolidated Statements of Operations.

        Consolidation—Variable Interest Entities—We invest in many entities where we either own a minority interest or may have a majority interest, but do not have voting control of the entity. We must evaluate these types of interests to determine if the entity is a variable interest entity ("VIE"), and if we are the primary beneficiary, as defined in FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," ("FIN 46R"). There is a significant amount of judgment required in interpreting the provisions of FIN 46R and applying them to specific transactions. In order to determine if an entity is considered a VIE and if we are the primary beneficiary, we first perform a qualitative analysis, which requires certain subjective decisions regarding our assessment, including, but not limited to, the nature and structure of the entity, the variability of the economic interests that the entity passes along to its interest holders, the rights of the parties and the purpose of the arrangement. An iterative quantitative analysis is required if our qualitative analysis proves inconclusive as to whether the entity is a VIE or we are the primary beneficiary and consolidation is required.

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

        See Note 16 of the Notes to Consolidated Financial Statements for a complete discussion on our use of fair valuation of financial assets and financial liabilities and the related measurement techniques.

New Accounting Standards

        In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable

Interest Entities" ("FSP FAS 140-4 and FIN46(R)-8"), requiring enhanced disclosure and transparency by public entities about their involvement with variable interest entities and their continuing involvement with transferred financial assets. FSP FAS 140-4 and FIN46(R)-8 are effective for annual and interim periods ending after December 15, 2008. We have adopted this FSP as of December 31, 2008 (see Note 3 of the Company's Notes to Consolidated Financial Statements).

        In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"), which clarifies how the fair value of a financial instrument is determined when the market for that financial asset is inactive. The FSP was effective upon issuance, however, the adoption did not have a material impact to our Consolidated Financial Statements.

        In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, "Earnings per Share." Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards, that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. Early application is not permitted. We will adopt this standard on January 1, 2009, as required, and will present the unvested restricted stock units as another class of security in our earnings per share. We currently expect the adoption of FSP EITF 03-6-1 to have an impact to basic and diluted earnings per share for Common and HPU Shareholders.

        In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). This new standard requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer's conventional non-convertible debt borrowing rate at the date of issuance. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The provisions of FSP APB 14-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 31, 2008. We will adopt this standard on January 1, 2009, as required. Management expects that the FSP will have an impact on our $800.0 million convertible debt and, upon adoption, have an impact on debt carrying value, beginning retained earnings and future non-cash interest expense.

        In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 removes the requirement of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We expect to adopt this interpretation on January 1, 2009, as required. We do not expect the adoption of this standard to have a significant impact on our Consolidated Financial Statements.

        In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS No. 161"). The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS No. 161 on January 1, 2009, as required. We do not expect the adoption of this guidance to have a material impact to our Consolidated Financial Statements.

        In February 2008, the FASB issued a FASB Staff Position ("FSP") on Accounting for Transfers of Financial Assets and Repurchase Financing Transactions "FSP FAS 140-3." This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. We are currently evaluating the impact, if any, the adoption of this interpretation will have on our Consolidated Financial Statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations, requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter are reflected in revenue, not goodwill; changes the recognition timing for restructuring costs, and requires acquisition costs to be expensed as incurred. Adoption of SFAS No. 141(R) is required for combinations made in annual reporting periods on or after December 15, 2008. Early adoption and retroactive application of SFAS No. 141(R) to fiscal years preceding the effective date are not permitted. We will adopt SFAS No. 141(R) on January 1, 2009, as required, and management is still evaluating the impact on our Consolidated Financial Statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements" ("SFAS 160"). SFAS No. 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS No. 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS No. 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS No. 160 to fiscal years preceding the effective date are not permitted. We will adopt SFAS No. 160 on January 1, 2009, as required, and management is still evaluating the impact on our Consolidated Financial Statements.

        In February 2007, the FASB released Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115," ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value and is effective for the first fiscal year beginning after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008, as required, but did not elect to apply the fair value option to any of our financial assets or liabilities. As such, the adoption of SFAS No. 159 did not have an impact on our Consolidated Financial Statements

        In September 2006, the FASB released Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," ("SFAS No. 157"). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the exchange price notion in the fair value definition to mean the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). This statement also clarifies that market participant assumptions should include assumptions about risk, should include assumptions about the effect of a restriction on the sale or use of an asset and should reflect its non-performance risk (the risk that the obligation will not be fulfilled). Non-performance risk should include the reporting entity's credit risk.

        In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FSP 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 provides a one-year deferral of the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. We adopted SFAS No. 157, as it relates to financial assets, on January 1, 2008, and it did not have a significant impact on our Consolidated Financial Statements (see Note 16 of the Company's Notes to the Consolidated Financial Statements for additional details). We will adopt the provisions of SFAS No. 157 as it relates to our non-financial assets and non-financial liabilities effective January 1, 2009, and management is still evaluating the impact on our Consolidated Financial Statements.

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

        Approximately 21.2% of our loan investments are subject to prepayment protection in the form of lock-outs, yield maintenance provisions or other prepayment premiums which provide substantial yield protection to us. Those assets generally not subject to prepayment penalties include: (1) variable-rate loans based on LIBOR, originated or acquired at par, which would not result in any gain or loss upon repayment; and (2) discount loans and loan participations acquired at discounts to face values, which would result in gains upon repayment. Further, while we generally seek to enter into loan investments which provide for substantial prepayment protection, in the event of declining interest rates, we could receive such prepayments and may not be able to reinvest such proceeds at favorable returns. Such prepayments could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

Interest Rate Risks

        In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us which adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

        Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. As fully discussed in Note 11 of the Company's Notes to Consolidated Financial Statements, we employ match funding-based financing and hedging strategies to limit the effects of changes in interest rates on our operations, including engaging in interest rate caps, swaps and other interest rate-related derivative contracts. These strategies are specifically designed to reduce our exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate movements in the market. We do not enter into derivative contracts for speculative purposes or as a hedge against changes in our credit risk or the credit risk of our borrowers.

        Each interest rate cap agreement is a legal contract between us and a third party (the "counterparty"). When we purchase a cap contract, we make an up-front payment to the counterparty and the counterparty agrees to make payments to us in the future should the reference rate (typically one-, three- or six-month LIBOR) rise above (cap agreements) the "strike" rate specified in the contract. Each contract has a notional face amount. Should the reference rate rise above the contractual strike rate in a cap, we will earn cap income. Payments on an annualized basis will equal the contractual notional face amount multiplied by the difference between the actual reference rate and the contracted strike rate. We utilize the provisions of SFAS No. 133 with respect to such instruments. SFAS No. 133 provides that the up-front fees paid on option-based products such as caps be expensed into earnings based on the allocation of the premium to the affected periods as if the agreement were a series of "caplets." These allocated premiums are then reflected as a charge to income and are included in "Interest expense" on our Consolidated Statements of Operations in the affected period.

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

        There can be no assurance that our profitability will not be adversely affected during any period as a result of changing interest rates. In addition, hedging transactions using derivative instruments involve certain additional risks such as counterparty credit risk, legal enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. With regard to loss of basis in a hedging contract, indices upon which contracts are based may be more or less variable than the indices upon which the hedged assets or liabilities are based, thereby making the hedge less effective. The counterparties to these contractual arrangements are major financial institutions with which we and our affiliates may also have other financial relationships. We are potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of their high credit ratings, we do not anticipate that any of the counterparties will fail to meet their obligations. There can be no assurance that we will be able to adequately protect against the foregoing risks and that we will ultimately realize an economic benefit from any hedging contract we enter into which exceeds the related costs incurred in connection with engaging in such hedges.

        The following table quantifies the potential changes in net investment income and net fair value of financial instruments should interest rates increase by 100 or 200 basis points and decrease by 25 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). Net investment income is calculated as revenue from loans and other lending investments and operating leases and earnings from equity method investments, less interest expense, operating costs on CTL assets and gain on early extinguishment of debt, for the year ended December 31, 2008. Net fair value of financial instruments is calculated as the sum of the value of derivative instruments and interest-earning assets, less the value of interest-bearing liabilities as of December 31, 2008. For more detail on how the fair values of financial instruments were determined, see Note 16 of the Company's Notes to Consolidated Financial Statements. The base interest rate scenario assumes the one-month LIBOR rate of 0.44% as of December 31, 2008. Actual results could differ significantly from those estimated in the table.

        Net fair value of financial instruments in the table below does not include CTL assets (approximately 20% of total assets) and certain forms of corporate finance investments but includes debt associated with the financing of these assets. Therefore, the table below is not a meaningful representation of the estimated percentage change in net fair value of total assets with changes in interest rates.

        The estimated percentage change in net investment income does include operating lease income from CTL assets and therefore is a more accurate representation of the impact of changes in interest rates on net investment income.

Estimated Percentage Change In

Change in Interest Rates	Net Investment Income	Net Fair Value of Financial Instruments(2)
-25 Basis Points(1)	1.19%	0.63%
Base Interest Rate	0.00%	0.0%
+100 Basis Points	(4.75)%	(2.43)%
+200 Basis Points	(9.34)%	(4.65)%

            Explanatory Notes:

    (1)
    We have a net floating rate debt exposure resulting in an increase in net investment income when rates decrease and vice versa. In addition, interest rate floors on our assets further increase net investment income as rates decrease. As of December 31, 2009, $5.74 billion of our floating rate loans have a weighted average floor of 3.99%.

    (2)
    The estimated net fair value of financial instruments under the base interest rate was $3.42 billion. A 100 and 200 basis point increase in interest rates would decrease the estimated net fair values of the financial instruments to $3.33 billion and $3.26 billion, respectively. A 25 basis point decrease in interest rates would increase the estimated net fair values of the financial instruments to $3.44 billion, respectively.

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

        Based on management's assessment under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2008.

        The Company's internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of iStar Financial Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iStar Financial Inc. and its subsidiaries (collectively, the "Company") at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
New York, New York
February 27, 2009

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	As of December 31,
	2008	2007
ASSETS
Loans and other lending investments, net	$10,586,644	$10,949,354
Corporate tenant lease assets, net	3,044,811	3,309,866
Other investments	447,318	856,609
Other real estate owned	242,505	128,558
Assets held for sale	—	74,335
Cash and cash equivalents	496,537	104,507
Restricted cash	155,965	32,977
Accrued interest and operating lease income receivable, net	87,151	121,405
Deferred operating lease income receivable	116,793	102,135
Deferred expenses and other assets, net	114,838	125,274
Goodwill	4,186	43,278

Total assets	$15,296,748	$15,848,298

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$354,492	$495,311
Debt obligations	12,516,023	12,399,558

Total liabilities	12,870,515	12,894,869

Commitments and contingencies	—	—
Minority interest in consolidated entities	36,853	53,948
Shareholders' equity:
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at December 31, 2008 and 2007	4	4
Series E Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,600 shares issued and outstanding at December 31, 2008 and 2007	6	6
Series F Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at December 31, 2008 and 2007	4	4
Series G Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 3,200 shares issued and outstanding at December 31, 2008 and 2007	3	3
Series I Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,000 shares issued and outstanding at December 31, 2008 and 2007	5	5
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 137,352 issued and 105,457 outstanding at December 31, 2008 and 136,340 issued and 133,929 outstanding at December 31, 2007	137	135
Options	—	1,392
Additional paid-in capital	3,731,379	3,700,086
Retained earnings (deficit)	(1,232,506)	(752,440)
Accumulated other comprehensive income (losses) (see Note 14)	1,707	(2,295)
Treasury stock, at cost, $0.001 par value, 31,895 shares at December 31, 2008 and 2,411 shares at December 31, 2007	(121,159)	(57,219)

Total shareholders' equity	2,389,380	2,899,481

Total liabilities and shareholders' equity	$15,296,748	$15,848,298

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006
Revenue:
Interest income	$947,661	$998,008	$575,598
Operating lease income	318,600	314,740	293,934
Other income	97,851	99,938	64,220

Total revenue	1,364,112	1,412,686	933,752

Costs and expenses:
Interest expense	660,284	627,720	429,609
Operating costs—corporate tenant lease assets	23,575	28,926	23,125
Depreciation and amortization	97,368	86,223	68,691
General and administrative	159,096	165,128	96,332
Provision for loan losses	1,029,322	185,000	14,000
Impairment of goodwill	39,092	—	—
Impairment of other assets	295,738	144,184	5,683
Other expense	22,040	333	—

Total costs and expenses	2,326,515	1,237,514	637,440

Income (loss) before earnings from equity method investments, minority interest and other items	(962,403)	175,172	296,312
Gain on early extinguishment of debt	392,943	225	—
Gain on sale of joint venture interest, net of minority interest	261,659	—	—
Earnings from equity method investments	6,535	29,626	12,391
Minority interest in consolidated entities	991	816	(1,207)

Income (loss) from continuing operations	(300,275)	205,839	307,496
Income from discontinued operations	15,715	25,287	43,104
Gain from discontinued operations, net of minority interest	87,769	7,832	24,227

Net income (loss)	(196,791)	238,958	374,827
Preferred dividend requirements	(42,320)	(42,320)	(42,320)

Net income (loss) allocable to common shareholders and HPU holders(1)	$(239,111)	$196,638	$332,507

Per common share data(2):
Income (loss) from continuing operations per common share:
Basic	$(2.56)	$1.26	$2.24
Diluted	$(2.56)	$1.26	$2.23
Net income (loss) per common share:
Basic	$(1.78)	$1.52	$2.82
Diluted	$(1.78)	$1.51	$2.79
Weighted average number of common shares—basic	131,153	126,801	115,023
Weighted average number of common shares—diluted	131,153	127,792	116,219
Per HPU share data(2):
Income (loss) from continuing operations per HPU share:
Basic	$(482.46)	$239.60	$425.73
Diluted	$(482.46)	$237.07	$421.61
Net income (loss) per HPU share:
Basic	$(336.33)	$287.93	$533.80
Diluted	$(336.33)	$285.00	$528.67
Weighted average number of HPU shares—basic and diluted	15	15	15

Explanatory Notes:

(1)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program (see Note 12).

(2)
See Note 13—Earnings Per Share for additional information.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series I Preferred Stock	HPU's	Common Stock at Par	Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (losses)	Treasury Stock at cost	Total
Balance at December 31, 2005	$4	$6	$4	$3	$5	$8,797	$113	$6,450	$2,886,434	$(442,758)	$13,885	$(26,272)	$2,446,671
Exercise of options	—	—	—	—	—	—	—	(4,754)	7,332	—	—	—	2,578
Net proceeds from equity offering	—	—	—	—	—	—	13	—	541,419	—	—	—	541,432
Dividends declared—preferred	—	—	—	—	—	—	—	—	—	(42,320)	—	—	(42,320)
Dividends declared—common	—	—	—	—	—	—	—	—	—	(360,765)	—	—	(360,765)
Dividends declared—HPU	—	—	—	—	—	—	—	—	—	(8,679)	—	—	(8,679)
HPU compensation expense	—	—	—	—	—	4,572	—	—	—	—	—	—	4,572
Issuance of stock—vested restricted stock units	—	—	—	—	—	—	—	—	4,150	—	—	—	4,150
Issuance of stock—DRIP/stock purchase plan	—	—	—	—	—	—	1	—	22,555	—	—	—	22,556
Redemption of HPU's	—	—	—	—	—	(3,569)	—	—	2,339	—	—	—	(1,230)
Net income for the period	—	—	—	—	—	—	—	—	—	374,827	—	—	374,827
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	—	3,071	—	3,071

Balance at December 31, 2006	$4	$6	$4	$3	$5	$9,800	$127	$1,696	$3,464,229	$(479,695)	$16,956	$(26,272)	$2,986,863
Exercise of options	—	—	—	—	—	—	—	(304)	3,192	—	—	—	2,888
Net proceeds from equity offering	—	—	—	—	—	—	8	—	217,926	—	—	—	217,934
Dividends declared—preferred	—	—	—	—	—	—	—	—	—	(42,320)	—	—	(42,320)
Dividends declared—common	—	—	—	—	—	—	—	—	—	(459,253)	—	—	(459,253)
Dividends declared—HPU	—	—	—	—	—	—	—	—	—	(10,130)	—	—	(10,130)
Repurchase of stock	—	—	—	—	—	—	—	—	—	—	—	(30,947)	(30,947)
Issuance of stock—vested restricted stock units	—	—	—	—	—	—	—	—	11,116	—	—	—	11,116
Issuance of stock—DRIP/stock purchase plan	—	—	—	—	—	—	—	—	2,518	—	—	—	2,518
Redemption of HPU's	—	—	—	—	—	—	—	—	1,105	—	—	—	1,105
Net income for the period	—	—	—	—	—	—	—	—	—	238,958	—	—	238,958
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	—	(19,251)	—	(19,251)

Balance at December 31, 2007	$4	$6	$4	3	$5	$9,800	$135	$1,392	$3,700,086	$(752,440)	$(2,295)	$(57,219)	$2,899,481

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Changes in Shareholders' Equity (Continued)
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series I Preferred Stock	HPU's	Common Stock at Par	Options	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (losses)	Treasury Stock at cost	Total
Balance at December 31, 2007	$4	$6	$4	$3	$5	$9,800	$135	$1,392	$3,700,086	$(752,440)	$(2,295)	$(57,219)	$2,899,481
Exercise of options	—	—	—	—	—	—	—	(1,392)	7,260	—	—	—	5,868
Dividends declared—preferred	—	—	—	—	—	—	—	—	—	(42,320)	—	—	(42,320)
Dividends declared—common	—	—	—	—	—	—	—	—	—	(236,052)	—	—	(236,052)
Dividends declared—HPU	—	—	—	—	—	—	—	—	—	(4,903)	—	—	(4,903)
Repurchase of stock	—	—	—	—	—	—	—	—	—	—	—	(63,940)	(63,940)
Issuance of stock—vested restricted stock units	—	—	—	—	—	—	1	—	20,746	—	—	—	20,747
Issuance of stock—DRIP/stock purchase plan	—	—	—	—	—	—	1	—	1,887	—	—	—	1,888
Redemption of HPU's	—	—	—	—	—	—	—	—	1,400	—	—	—	1,400
Net loss for the period	—	—	—	—	—	—	—	—	—	(196,791)	—	—	(196,791)
Change in accumulated other comprehensive income (losses)	—	—	—	—	—	—	—	—	—	—	4,002	—	4,002

Balance at December 31, 2008	$4	$6	$4	$3	$5	$9,800	$137	$—	$3,731,379	$(1,232,506)	$1,707	$(121,159)	$2,389,380

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(196,791)	$238,958	$374,827
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Minority interest in consolidated entities	(991)	(816)	545
Non-cash expense for stock-based compensation	23,079	17,743	11,598
Impairment of goodwill	39,092	—	—
Impairment of other assets	295,738	144,184	5,683
Shares withheld for employee taxes on stock-based compensation arrangements	(3,382)	(3,800)	(710)
Depreciation, depletion and amortization	104,453	100,123	78,284
Amortization of deferred financing costs	37,904	26,833	22,444
Amortization of discounts/premiums, deferred interest and costs on lending investments	(196,519)	(234,944)	(72,635)
Discounts, loan fees and deferred interest received	29,403	66,991	65,861
Equity in earnings of unconsolidated entities	(6,535)	(29,468)	(12,391)
Distributions from operations of unconsolidated entities	48,197	41,796	16,048
Deferred operating lease income receivable	(20,043)	(23,816)	(10,413)
Gain from discontinued operations, net	(87,769)	(7,832)	(14,565)
Gain on sale of joint venture interest, net of minority interest	(261,659)	—	—
Gain on early extinguishment of debt	(392,943)	(225)	—
Provision for loan losses	1,029,322	185,000	14,000
Provision for deferred taxes	6,040	1,318	(1,777)
Other non-cash adjustments	(4,003)	(1,168)	—
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	36,528	(26,147)	(41,226)
Changes in deferred expenses and other assets, net	(18,599)	(1,151)	(40,313)
Changes in accounts payable, accrued expenses and other liabilities	(41,993)	67,758	35,964

Cash flows from operating activities	418,529	561,337	431,224

Cash flows from investing activities:
New investment originations	(32,044)	(2,900,301)	(3,058,331)
Add-on fundings under existing loan commitments	(3,276,502)	(2,955,395)	(770,542)
Repayments of, principal collections on and proceeds from sales of loans	2,216,880	2,660,080	1,923,320
Cash paid for acquisitions	—	(1,891,571)	(31,720)
Net proceeds from sales of discontinued operations	576,857	70,227	109,394
Net proceeds from sales of other real estate owned	169,600	—	—
Net proceeds from sales of joint venture interest	416,970	—	—
Purchase of securities	(29)	(28,815)	(475,824)
Proceeds from maturities or sales of securities	51,407	311,432	41,279
Contributions to unconsolidated entities	(50,636)	(69,184)	(214,328)
Distributions from unconsolidated entities	27,292	167,975	26,590
Capital improvements for build-to-suit facilities	(79,090)	(88,613)	(60,757)
Capital expenditures and improvements on corporate tenant lease assets	(23,802)	(26,442)	(21,556)
Other investing activities, net	(24,846)	5,527	3,215

Cash flows from investing activities	(27,943)	(4,745,080)	(2,529,260)

Cash flows from financing activities:
Borrowings under revolving credit facilities	11,451,167	28,255,242	7,653,590
Repayments under revolving credit facilities	(10,464,322)	(26,548,594)	(7,994,305)
Borrowings under interim financing facility	—	1,900,000	—
Repayments under interim financing facility	(1,289,811)	(610,189)	—
Borrowings under secured term loans	1,307,776	18,522	182,255
Repayments under secured term loans	(109,262)	(166,411)	(30,713)
Borrowings under unsecured notes	740,506	1,818,184	2,172,640
Repayments under unsecured notes	(620,331)	(214,775)	(50,000)
Repurchases of unsecured notes	(501,518)	—	—
Contributions from minority interest partners	171	17,570	21,846
Distributions to minority interest partners	(31,200)	(3,817)	(2,851)
Changes in restricted cash held in connection with debt obligations	(118,762)	1,419	(182)
Payments for deferred financing costs/proceeds from hedge settlements, net	11,221	(130)	(18,973)
Common dividends paid	(269,827)	(425,479)	(360,765)
Preferred dividends paid	(42,320)	(42,320)	(42,320)
HPU dividends paid	(5,607)	(9,426)	(8,679)
HPUs issued/(redeemed)	(11)	(82)	1,033
Purchase of treasury stock	(63,940)	(30,947)	—
Net proceeds from equity offering	—	218,189	541,432
Proceeds from exercise of options and issuance of DRIP/Stock purchase shares	7,514	5,343	24,609

Cash flows from financing activities	1,444	4,182,299	2,088,617

Changes in cash and cash equivalents	392,030	(1,444)	(9,419)
Cash and cash equivalents at beginning of period	104,507	105,951	115,370

Cash and cash equivalents at end of period	$496,537	$104,507	$105,951

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$645,413	$585,233	$376,977

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Notes to Consolidated Financial Statements

Note 1—Business and Organization

        Business—iStar Financial Inc., or the "Company" is a publicly-traded finance company focused on the commercial real estate industry. The Company primarily provides custom-tailored financing to high-end private and corporate owners of real estate, including senior and mezzanine real estate debt, senior and mezzanine corporate capital, as well as corporate net lease financing and equity. The Company, which is taxed as a real estate investment trust, or "REIT," seeks to generate attractive risk-adjusted returns on equity to shareholders by providing innovative and value-added financing solutions to its customers. The Company delivers customized financing products to sophisticated real estate borrowers and corporate customers who require a high level of flexibility and service. The Company's two primary lines of business are lending and corporate tenant leasing.

        The lending business is primarily comprised of senior and mezzanine real estate loans that typically range in size from $20 million to $150 million and have maturities generally ranging from three to ten years. These loans may be either fixed-rate (based on the U.S. Treasury rate plus a spread) or variable-rate (based on LIBOR plus a spread) and are structured to meet the specific financing needs of the borrowers. The Company also provides senior and subordinated capital to corporations, particularly those engaged in real estate or real estate related businesses. These financings may be either secured or unsecured, typically range in size from $20 million to $150 million and have initial maturities generally ranging from three to ten years. As part of the lending business, the Company also acquires whole loans, loan participations and debt securities which present attractive risk-reward opportunities.

        The Company's corporate tenant leasing business provides capital to corporations and other owners who control facilities leased to single creditworthy customers. The Company's net leased assets are generally mission critical headquarters or distribution facilities that are subject to long-term leases with public companies, many of which are rated corporate credits, and most of which provide for expenses at the facility to be paid by the corporate customer on a triple net lease basis. Corporate tenant lease, or "CTL," transactions have initial terms generally ranging from 15 to 20 years and typically range in size from $20 million to $150 million.

        The Company's primary sources of revenues are interest income, which is the interest that borrowers pay on loans, and operating lease income, which is the rent that corporate customers pay to lease its CTL properties. A smaller and more variable source of revenue is other income, which consists primarily of prepayment penalties and realized gains that occur when borrowers repay their loans before the maturity date. The Company primarily generates income through the "spread" or "margin," which is the difference between the revenues generated from loans and leases and interest expense and the cost of CTL operations. The Company generally seeks to match-fund its revenue generating assets with either fixed or floating rate debt of a similar maturity so that changes in interest rates or the shape of the yield curve will have a minimal impact on earnings.

        Business Risks and Uncertainties—The credit crisis and the subsequent economic downturn has had a negative impact on the Company's business, financial condition and operating financial results. The market deterioration has led to significantly reduced levels of liquidity available to finance its operations. It has impacted the Company's corporate credit spreads, increased its cost of funds and limited its access to the unsecured debt markets—the Company's primary source of funds for the past several years. The Company has also seen its stock price decline significantly, limiting its ability to access additional equity capital.

        The Company's existing loan and other investment securities portfolios were negatively impacted by the difficult market conditions as well. An increased number of its borrowers were unable to repay the Company's loans to them, resulting in a decline in the credit characteristics of the Company's loan portfolio and a dramatic increase in its non-performing loans. This caused the Company to record

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1—Business and Organization (Continued)

significant additions to the provisions for loan losses. The Company also recorded significant impairments in its investment securities portfolio due to the unprecedented decline in the corporate debt markets.

        As discussed in Note 5, the combination of these factors has put pressure on the Company's ability to maintain compliance with certain of its debt covenants, including its fixed charge coverage ratio and its tangible net worth covenants. These factors also have impacted the Company's ability to continue to execute investment and financing strategies as originally planned. The Company has been forced to react to the market conditions and liquidity pressures by implementing necessary actions which it believes will guide it through the continued decline in the business environment.

        Over the coming year, the Company will require significant capital to fund its investment activities, including approximately $1.06 billion of unfunded loan commitments primarily associated with its construction loan portfolio. The Company expects these unfunded commitments to peak in the first quarter of 2009 and then to decline throughout the course of the year, as most of the projects will be completed from a construction perspective by year-end. In addition, the Company has debt maturities of $1.63 billion for 2009. From a liquidity perspective, the Company expects to continue to experience significant uncertainty with respect to its sources of funds—which are derived primarily from its borrower repayments, cash flow from operations and proceeds generated from asset sales. In response, the Company has significantly curtailed its asset origination activities and focused on reducing operating expenses and headcount.

        The Company will actively manage its liquidity and continually work on initiatives to address both its debt covenant compliance and its liquidity needs. During 2008, the Company was able to mitigate the impact of the decline in operating results and reduced liquidity through the recognition of gains and funds associated with certain asset sales and the retirement of debt at a discount. Despite the financial turmoil of the past 18 months, during 2008 the Company monetized in excess of $1.66 billion from the sale of certain assets, including its Timber portfolio, and repurchased $900.7 million par value of its senior unsecured notes, resulting in a net gain on early extinguishment of debt of $392.9 million.

        As of December 31, 2008, the Company had $558.1 million of unrestricted cash and available capacity under its revolving credit facilities. The Company continues to have a largely unencumbered balance sheet, which has enabled it to generate additional liquidity through secured financing transactions and various asset sales. To maintain compliance with its debt covenants and meet its debt maturities and funding obligations, the Company will need to generate proceeds from asset sales over the coming year to supplement loan repayments and cash generated from operations over the same period. The Company also intends to utilize all other available sources of funds in today's financing environment, which could include additional financings secured by its assets, increased levels of assets sales, joint ventures and other third party capital. Further, the Company's public debt securities continue to trade at significant discounts to par. The Company intends to utilize available funds and other strategies to retire its debt at a discount.

        The Company believes it is in full compliance with all the covenants in its credit facilities, secured term loans and public debt securities as of December 31, 2008. The Company intends to operate its business in order to remain in compliance with such covenants, however there can be no assurance that the Company will be able to do so. If the Company does not remain in compliance with debt incurrence covenants, it would be limited in its ability to incur new indebtedness other than for refinancing and other permitted incurrences. If the Company fails to comply with financial maintenance covenants, the lenders under its bank facilities and the holders of its public debt securities could seek to declare an event of default and accelerate the indebtedness provided the Company is unable to negotiate a waiver or forbearance of the default. The Company's bank facilities contain cross-default provisions and its public

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1—Business and Organization (Continued)

debt securities contain cross-acceleration provisions with regard to financial covenant violations of other nonrecourse indebtedness in excess of specified thresholds.

        The Company believes its current liquidity plan is sufficient to meet its funding and liquidity requirements. The Company's liquidity plan is dynamic and it expects to monitor the markets and adjust its plan as market conditions change. If the Company is unable to successfully implement its plan, the Company's financial position, debt covenant compliance, results of operations and cash flows could be materially adversely affected.

        Organization—The Company began its business in 1993 through private investment funds. In 1998, the Company converted its organizational form to a Maryland corporation and the Company replaced its former dual class common share structure with a single class of common stock. The Company's common stock ("Common Stock") began trading on the New York Stock Exchange on November 4, 1999. Prior to this date, the Company's Common Stock was traded on the American Stock Exchange. Since that time, the Company has grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions, including the acquisition of TriNet Corporate Realty Trust, Inc. in 1999, the acquisition of Falcon Financial Investment Trust and the acquisition of a significant non-controlling interest in Oak Hill Advisors, L.P. and affiliates in 2005, and the acquisition of the commercial real estate lending business and loan portfolio ("Fremont CRE") of Fremont Investment and Loan ("Fremont"), a division of Fremont General Corporation, in 2007.

Note 2—Basis of Presentation and Principles of Consolidation

        Basis of Presentation—The accompanying audited Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

        Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related notes to conform to the 2008 presentation. Other-than-temporary impairment charges for securities recorded in "Other expenses" in 2007 and lease termination charges recorded in "Operating costs—corporate tenant lease assets" in 2006 have been reclassified to "Impairment of other assets" on the Company's Consolidated Statements of Operations in the current year presentation.

        Principles of Consolidation—The accompanying Consolidated Financial Statements include the accounts of the Company, its qualified REIT subsidiaries, its majority-owned and controlled partnerships and other entities that are consolidated under the provisions of FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46R") (see Note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

        Certain investments in joint ventures or other entities where the Company does not have significant influence have been accounted for under the equity method or cost method under Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" (see Note 3 and Note 7).

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies

        Loans and other lending investments, net—As described in Note 5, "Loans and other lending investments" includes the following investments: senior mortgages, subordinate mortgages, corporate/partnership loans and other lending investments-securities. Management considers nearly all of its loans and debt securities to be held-for-investment or held-to-maturity, although a certain number of investments may be classified as held-for-sale or available-for-sale.

        Items classified as held-for-investment or held-to-maturity are reported at their outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized deferred loan costs or fees. These items also include accrued and paid-in-kind interest and accrued exit fees that the Company determines are probable of being collected. Debt securities classified as available-for-sale are reported at fair value with temporary unrealized gains and losses included in "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets.

        For held-to-maturity and available-for-sale debt securities held in "Loans and other lending investments," management evaluates whether the asset is other-than-temporarily impaired when the fair market value is below carrying value. The Company considers (1) the length of time and the extent to which fair value has been below carrying value, (2) the intent and ability of the Company to hold the security to maturity or for available-for-sale securities, until recovery and (3) other market factors. If it is determined that an impairment exists that is other-than-temporary, the unrealized loss will be charged against earnings as an "Impairment of other assets" on the Company's Consolidated Statements of Operations.

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

        In accordance with FASB Statement No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 144"), CTL assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less costs to sell and are included in "Assets held for sale" on the Company's Consolidated Balance Sheets. The difference between the estimated fair value less costs to sell and the carrying value will be recorded as an impairment charge. Once an asset is classified as held for sale, depreciation expense is no longer recorded and historical operating results are reclassified to "Income from discontinued operations" on the Consolidated Statements of Operations.

        The Company periodically reviews long-lived assets to be held and used for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. A held for use long-lived asset's value is impaired only if management's estimate of the aggregate future cash flows (discounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of CTL assets are recorded in "Impairment of other assets," on the Company's Consolidated Statements of Operations.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

        In accordance with FASB Statement No. 141, "Business Combinations" ("SFAS No. 141") the Company accounts for its acquisition of facilities by allocating purchase costs to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements is determined as if these assets are vacant, that is, at replacement cost. Intangible assets may include above-market or below-market value of in-place leases and the value of customer relationships, which are each recorded at their relative fair values.

        The capitalized above-market (or below-market) lease value is amortized as a reduction of (or, increase to) operating lease income over the remaining non-cancelable term of each lease plus any renewal periods with fixed rental terms that are considered to be below-market. The Company generally engages in sale/leaseback transactions and typically executes leases with the occupant simultaneously with the purchase of the CTL asset at market-rate rents. As such, no above-market or below-market lease value is ascribed to these transactions. The value of customer relationship intangibles are amortized as a reduction of operating lease income over the initial and renewal terms of the leases. No amortization period for intangible assets will exceed the remaining depreciable life of the building. In the event that a customer terminates its lease, the unamortized portion of each intangible asset, including market rate adjustments, lease origination costs, in-place lease values and customer relationship values, would be charged to expense.

        Capitalized interest and project costs—The Company capitalizes pre-construction costs essential to the development of property, development costs, construction costs, real estate taxes, insurance and interest costs incurred during the construction periods for qualified build-to-suit projects for corporate tenants. The Company ceases cost capitalization when the property is held available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity. Capitalized interest was approximately $2.5 million, $4.0 million and $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Other real estate owned—Other real estate owned ("OREO") consists of properties acquired by foreclosure or by deed-in-lieu of foreclosure in partial or total satisfaction of non-performing loans. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value less costs to sell at the date of transfer. The excess of the carrying value of the loan over the fair value of the property less estimated costs to sell is charged-off to the reserve for loan losses when title to the property is obtained. Net revenues and costs of holding the property are recorded in "Other expense" in the Company's Consolidated Statements of Operations. Significant property improvements may be capitalized to the extent that the carrying value of the property does not exceed the estimated fair value less costs to sell. The gain or loss on final disposition of an OREO is recorded in "Impairment of other assets" on the Company's Consolidated Statements of Operations, and is considered income/loss from continuing operations because it represents the final stage of the Company's loan collection process.

        The Company also reviews the recoverability of an OREO's carrying value when events or circumstances indicate a potential impairment of a property's value. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property less cost to sell. These charges are recorded in "Impairment of other assets" on the Consolidated Statements of Operations.

        Equity and cost method investments—Purchased equity interests that are not publicly traded and/or do not have a readily determinable fair value are accounted for pursuant to the equity method of accounting if the Company's ownership position is large enough to significantly influence the operating and financial

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

policies of an investee. This is generally presumed to exist when ownership interest is between 20% and 50% of a corporation, or greater than 5% of a limited partnership or limited liability company. The Company's periodic share of earnings and losses in equity method investees is included in "Earnings from equity method investments" on the Consolidated Statements of Operations. When the Company's ownership position is too small to provide such influence, the cost method is used to account for the equity interest. Under the cost method no adjustments are made for the Company's share of earnings and losses in the investee.

        For investments accounted for using the equity or cost method of accounting, management evaluates information such as budgets, business plans, and financial statements of the investee in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline in value include, but are not limited to, recurring operating losses and credit defaults. For any investments in which the estimated fair value is less than its carrying value, management will consider whether the impairment of that investment is other-than-temporary and record impairment charges as necessary in "Impairment of other assets" on the Company's Consolidated Statements of Operations.

        Timber and timberlands—Timber and timberlands, including logging roads, are stated at cost less accumulated depletion for timber harvested and accumulated road amortization. The Company capitalized timber and timberland purchases and reforestation costs and other costs associated with the planting and growing of timber, such as site preparation, growing or purchases of seedlings, planting, silviculture, herbicide application and the thinning of tree stands to improve growth. The cost of timber and timberlands typically is allocated between the timber and the land acquired, based on estimated relative fair values.

        Timber carrying costs, such as real estate taxes, insect and wildlife control and timberland management fees, are expensed as incurred. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales. Timber and timberlands are included in "Other investments" on the Company's Consolidated Balance Sheet (see Note 7).

        On January 19, 2005, TimberStar Operating Partnership, L.P. ("TimberStar") was created to acquire and manage a diversified portfolio of timberlands. TimberStar is owned 0.5% by TimberStar Investor GP LLC ("TimberStar GP") and 99.5% by TimberStar Investors Partnership LLP ("TimberStar LP"). TimberStar GP and TimberStar LP were both funded and owned 99.2% by iStar Timberland Investments LLC, a wholly-owned subsidiary of the Company, and 0.8% by T-Star Investor Partners, LLC, an entity unrelated to the Company. The Company consolidated this partnership for financial statement purposes and records the minority interest of the external partner in "Minority interest in consolidated entities" on the Company's Consolidated Balance Sheets. During 2008, the Company sold all of its Timberland investments. TimberStar's operating results for 2008, 2007 and 2006 have been reclassified and are presented in "Income from discontinued operations" on its Consolidated Statements of Operations.

        TimberStar also owned a 46.7% interest in TimberStar Southwest Holdco LLC ("TimberStar Southwest"), which the Company accounted for under the equity method. In April 2008, the Company sold its joint venture interest and recorded a gain in "Gain on sale of joint venture interest, net of minority interest" on its Consolidated Statements of Operations (see Note 7).

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

        Variable interest entities—In accordance with FIN 46R, the Company identifies entities for which control is achieved though means other than through voting rights (a "variable interest entity" or "VIE"), and determines when and which business entity, if any, should consolidate the VIE. A VIE is consolidated by the primary beneficiary, which is the party that absorbs a majority of the VIE's anticipated losses and/or a majority of the expected returns. The Company determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis for the VIE's expected losses and expected residual returns. This analysis includes a review of, among other factors, the VIE's capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE. Where qualitative analysis is not conclusive, the Company performs a quantitative analysis. The Company has evaluated its investments for potential classification as variable interests and determined that the Company is the primary beneficiary of the following VIE's:

        During 2008, the Company closed on a $49.0 million commitment in OHA Strategic Credit Fund Parallel I, LP ("OHA SCF"). OHA SCF was created to invest in distressed, stressed and undervalued loans, bonds, equities and other investments. The Fund intends to opportunistically invest capital following a period of credit market dislocation. The Company determined that OHA SCF is a VIE and that the Company is the primary beneficiary. As such, the Company consolidates this entity for financial statement purposes. However, as the entity is managed by a third party, the Company does not have control over the entity's assets and liabilities. As of December 31, 2008, OHA SCF had $13.2 million of total assets, no debt and $0.1 million of minority interest. The investments held by this entity are presented in "Other investments" on the Company's Consolidated Balance Sheets. As of December 31, 2008, the Company had total unfunded commitments of $35.4 million related to this entity.

        During 2007, the Company closed on a €100.0 million commitment in Moor Park Real Estate Partners II, L.P. Incorporated ("Moor Park"). Moor Park is a third-party managed fund that was created to make investments in European real estate as a 33% investor along-side a sister fund. The Company determined that Moor Park is a VIE and that the Company is the primary beneficiary. As such, the Company consolidates this entity for financial statement purposes. However, as the entity is managed by a third party, the Company does not have control over the entity's assets and liabilities. As of December 31, 2008, Moor Park had $45.2 million of total assets, $1.8 million of debt and $1.4 million of minority interest. The investments held by this entity are presented in "Other investments" on the Company's Consolidated Balance Sheets. As of December 31, 2008, the Company had total unfunded commitments of €63.6 million (or $88.9 million) related to this entity.

        During 2006, the Company made an investment in Madison Deutsche Andau Holdings, LP ("Madison DA"). Madison DA was created to invest in mortgage loans secured by real estate in Europe. The Company determined that Madison DA is a VIE and that the Company is the primary beneficiary. As such, the Company consolidates Madison DA for financial statement purposes. However, as the entity is managed by a third party, the Company does not have control over the entity's assets and liabilities. As of December 31, 2008, Madison DA had $63.6 million of total assets, no debt and $9.6 million of minority interest. The investments held by this entity are presented in "Loans and other lending investments" on the Company's Consolidated Balance Sheets.

        During 2006, the Company made an investment in TN NRDC, LLC ("TN"). TN was created to invest in a strategic real estate related opportunity in Canada. The Company determined that TN was a VIE and that the Company was the primary beneficiary. As such, the Company consolidated TN for financial

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

statement purposes through July 2008 when the Company exchanged its investment in TN for a loan receivable and discontinued consolidating the VIE (see Note 7).

        Identified intangible assets and goodwill—In accordance with SFAS No. 141, upon the acquisition of a business, the Company records intangible assets acquired at their estimated fair values separate and apart from goodwill. The Company determines whether such intangible assets have finite or indefinite lives. As of December 31, 2008, all such intangible assets acquired by the Company have finite lives. The Company amortizes finite lived intangible assets based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company determines the carrying value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in "Impairment of other assets" on the Company's Consolidated Statements of Operations.

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

        Due to an overall deterioration in market conditions within the commercial real estate lending environment, the Company determined that it was necessary to evaluate goodwill for impairment during 2008. At June 30, 2008, the Company estimated the fair value of its real estate lending reporting unit using a market-based valuation and determined that goodwill was potentially impaired. The Company then estimated the fair values of the tangible and intangible assets and liabilities of the reporting unit based on an analysis of discounted cash flows. As a result of this analysis, the Company recorded a non-cash impairment charge of $39.1 million during the second quarter of 2008 to reduce the carrying value of goodwill within the real estate lending reporting unit to zero. This charge was recorded in "Impairment of goodwill" on the Company's Consolidated Statements of Operations.

        During the year ended December 31, 2008, the Company also recorded non-cash charges of $21.5 million to reduce the carrying value of certain intangible assets related to the Fremont CRE acquisition and other acquisitions, based on their revised estimated fair values. These charges were recorded in "Impairment of other assets" on the Company's Consolidated Statements of Operations.

        As of December 31, 2008 and 2007, the Company had $61.2 million and $98.6 million, respectively, of unamortized finite lived intangible assets primarily related to the acquisition of prior CTL facilities and the acquisition of Fremont CRE. The total amortization expense for these intangible assets was $13.7 million, $9.2 million and $3.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated aggregate amortization costs for the years ending December 31, 2009, 2010, 2011, 2012 and 2013 are $9.1 million, $5.9 million, $3.1 million, $2.7 million and $3.0 million, respectively.

        Revenue recognition—The Company's revenue recognition policies are as follows:

        Loans and other lending investments:    Interest income on loans and other lending investments is recognized on an accrual basis using the interest method.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

        On occasion, the Company may acquire loans at premiums or discounts based on the credit characteristics of such loans. Deferred costs or fees, discounts and premiums are typically amortized over the contractual term of the loan using the interest method. Exit fees are also recognized over the lives of the related loans as a yield adjustment, if management believes it is probable that such amounts will be received. If loans with premiums, discounts, loan origination or exit fees are prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase in the prepayment gain or loss which is included in "Other income" on the Company's Consolidated Statements of Operations.

        The Company considers a loan to be non-performing and places loans on non-accrual status at such time as: (1) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of an impairment; (2) the loan becomes 90 days delinquent; or (3) the loan has a maturity default. While on non-accrual status, based on the Company's judgment as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan's carrying value.

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

        Leasing investments:    Operating lease revenue is recognized on the straight-line method of accounting from the later of the date of the origination of the lease or the date of acquisition of the facility subject to existing leases. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between lease revenue recognized under this method and contractual lease payment terms is recorded as "Deferred operating lease income receivable" on the Company's Consolidated Balance Sheets.

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

        The formula-based reserve component covers performing loans and provisions for loan losses are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated in accordance with FASB Statement No. 5, "Accounting for Contingencies" ("SFAS No. 5"). Required reserve balances for the performing loan portfolio are derived from estimated probabilities of principal loss and loss given default severities. Estimated probabilities of principal loss and loss severities are assigned to each loan in the portfolio during the Company's quarterly internal risk rating assessment. Probabilities of principal loss and severity factors are based on industry and/or internal experience and may be adjusted for significant factors that, based on the Company's judgment, impact the collectability of the loans as of the balance sheet date.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

        The asset-specific reserve component relates to reserves for losses on loans considered impaired and measured pursuant to FASB Statement No. 114, "Accounting by Creditors for Impairments of a Loan (an amendment of FASB Statement No. 5 and 15)," ("SFAS No. 114"). In accordance with SFAS No. 114, the Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A reserve is established when the present value of payments expected to be received, observable market prices, or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) of an impaired loan is lower than the carrying value of that loan. A loan is also considered impaired in accordance with SFAS No. 114 if its terms are modified in a troubled debt restructuring ("TDR"). Each of the Company's non-performing loans ("NPL's") and TDR loans are considered impaired and are evaluated individually to determine required asset-specific reserves.

        Allowance for doubtful accounts—The Company has established policies that require a reserve on the Company's accrued operating lease income receivable balances and on the deferred operating lease income receivable balances. The reserve covers asset specific problems (e.g., tenant bankruptcy) as they arise, as well as a portfolio reserve based on management's evaluation of the credit risks associated with these receivables. At December 31, 2008 and 2007, total allowance for doubtful accounts were $5.3 million and $2.4 million, respectively.

        Derivative instruments and hedging activity—The Company recognizes derivatives as either assets or liabilities on the Company's Consolidated Balance Sheets at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to changes in the fair value of a recognized asset or liability, a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.

        For designated fair value hedges, changes in the fair value of the derivative, along with changes in the fair value of the respective hedged item are reported in earnings in "Other expense" on the Company's Consolidated Statements of Operations. The effective portion of the change in fair value of a derivative that is designated as a cash flow hedge is reported in "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and the ineffective portion of a change in fair value of a cash flow hedge is reported in "Other expense" on the Company's Consolidated Statements of Operations. The net interest receivable or payable on the interest rate swaps is accrued and recognized as an adjustment to "Interest expense" on the Company's Consolidated Statements of Operations.

        Derivatives, such as foreign currency hedges and interest rate caps, that are not designated under Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") are considered economic hedges, with changes in fair value reported in current earnings in "Other income" or "Other expense" on the Company's Consolidated Statements of Operations. The Company does not enter into derivatives for trading purposes.

        The Company formally documents all hedging relationships at inception, including its risk management objective and strategy for undertaking the hedge transaction. The hedge instrument and the hedged item are designated at the execution of the hedge instrument or upon re-designation during the life of the hedge. For both fair value and cash flow hedges the Company assesses hedge effectiveness using statistical regression. For fair value hedges, the Company measures ineffectiveness by comparing the change in fair value of the derivative and the change in fair value of the hedged item. To the extent the changes of the derivative and the hedged item are not identical, this amount is recognized as hedge ineffectiveness. For cash flow hedges, the Company uses the hypothetical derivative method to measure ineffectiveness. In addition, the Company does not exclude any component of the derivative's gain or loss in the assessment of effectiveness.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

        Stock-based compensation—In accordance with FASB Statement No. 123R, "Accounting for Stock Based Compensation," ("SFAS No. 123R"), compensation costs for service-based restricted stock awards are based upon amortization of the grant-date market value of the award. The fair value of market condition-based restricted stock awards, is based on the grant-date market value of the award for equity-based awards or the period-end market value for liability-based awards. Market value for the market condition-based awards is determined using a Monte Carlo simulation model to simulate a range of possible future stock prices for the Company's Common Stock. Compensation costs related to restricted stock awards are recognized ratably over the applicable vesting/service period and costs are recorded in "General and administrative" on the Company's Consolidated Statements of Operations.

        Disposal of long-lived assets—The results of operations from CTL and timber assets that were sold or held for sale in the current and prior periods are classified as "Income from discontinued operations" on the Company's Consolidated Statements of Operations even though such income was actually recognized by the Company prior to the asset sale. Gains from the sale of CTL and timber assets are classified as "Gain from discontinued operations, net of minority interest" on the Company's Consolidated Statements of Operations.

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

        Income taxes—The Company is subject to federal income taxation at corporate rates on its "REIT taxable income," however, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. In addition, the Company is allowed several other deductions in computing its "REIT taxable income," including non-cash items such as depreciation expense and certain specific reserve amounts that the Company deems to be uncollectable. These deductions allow the Company to shelter a portion of its operating cash flow from its dividend payout requirement under federal tax laws. The Company intends to operate in a manner consistent with and to elect to be treated as a REIT for tax purposes.

        The Company can participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, as long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries ("TRSs"), is engaged in various real estate related opportunities, including but not limited to: (1) managing corporate credit-oriented investment strategies; (2) certain activities related to the purchase and sale of timber and timberlands; (3) servicing certain loan portfolios; and (4) managing activities related to certain foreclosed assets. The Company will consider other investments through TRS entities if suitable opportunities arise. The Company's TRS entities are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in TRS entities and are included in "General and administrative" on the Company's Consolidated Statements of Operations. The Company also recognizes interest expense and penalties related to uncertain tax positions, if any, as income tax expense, included in "General and administrative" on the Company's Consolidated Statements Operations.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of the Company's temporary differences and carryforwards are recorded as deferred tax assets and deferred tax liabilities, included in "Deferred expenses and other assets, net" and "Accounts payable, accrued expenses and other liabilities," respectively, on the Company's Consolidated Balance Sheets. Such amounts are not material to the Company's Consolidated Financial Statements. Accordingly, except for the Company's taxable REIT subsidiaries, no current or deferred federal taxes are provided for in the Consolidated Financial Statements.

        Earnings per common share—In accordance with FASB Statement No. 128, "Earnings Per Share" and Emerging Issues Task Force 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share," ("EITF 03-6"), the Company presents both basic and diluted earnings per share ("EPS") for common shareholders and High Performance Unit ("HPU") holders (see Note 12). EITF 03-6 must be utilized in calculating earnings per share by a company that has issued securities other than common stock that contractually entitles the holder to participate in dividends and earnings of the company when, and if, the company declares dividends on its common stock. Vested HPU shares are entitled to dividends of the Company when dividends are declared. Basic earnings per share ("Basic EPS") for the Company's Common Stock and HPU shares are computed by dividing net income allocable to common shareholders and HPU holders by the weighted average number of shares of Common Stock and HPU shares outstanding for the period, respectively. Diluted earnings per share ("Diluted EPS") would be computed similarly, however, it reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

        As of December 31, 2008, the conditions for conversion related to the Company's $800.0 million convertible senior floating rate notes due 2012 ("Convertible Notes") have not been met. If the conditions for conversion are met, the Company may choose to settle in cash and/or Common Stock, however, if this occurs the Company has the intent and ability to settle this debt in cash. Accordingly, there was no impact on the Company's Diluted EPS, for any of the periods presented.

New accounting standards

        In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP FAS 140-4 and FIN46(R)-8"), requiring enhanced disclosure and transparency by public entities about their involvement with variable interest entities and their continuing involvement with transferred financial assets. FSP FAS 140-4 and FIN46(R)-8 are effective for annual and interim periods ending after December 15, 2008. The Company has adopted this FSP as of December 31, 2008.

        In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"), which clarifies how the fair value of a financial instrument is determined when the market for that financial asset is inactive. The FSP was effective upon issuance, however, the adoption did not have a material impact on the Company's Consolidated Financial Statements.

        In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, "Earnings per Share." Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards, that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. Early application is not permitted. The Company will adopt this standard on January 1, 2009, as required, and will present the unvested restricted stock units and common stock equivalents as another class of security in the Company's earnings per share. The Company currently expects the adoption of FSP EITF 03-6-1 to have an impact to basic and diluted earnings per share for Common and HPU shareholders.

        In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). This new standard requires the initial proceeds from convertible debt that may be settled in cash to be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer's conventional non-convertible debt borrowing rate at the date of issuance. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The provisions of FSP APB 14-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 31, 2008. The Company will adopt this standard on January 1, 2009, as required. Management expects that the FSP will have an impact on its $800.0 million convertible debt and will, upon adoption, have an impact on debt carrying value, beginning retained earnings and future non-cash interest expense.

        In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 removes the requirement of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company will adopt this interpretation on January 1, 2009, as required. Management does not expect the adoption of this standard to have a significant impact on the Company's Consolidated Financial Statements.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

        In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS No. 161"). The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that the Company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS No. 161 on January 1, 2009, as required. Management does not expect the adoption of this standard to have a significant impact on the Company's Consolidated Financial Statements.

        In February 2008, the FASB issued a FASB Staff Position on Accounting for Transfers of Financial Assets and Repurchase Financing Transactions ("FSP FAS 140-3)." This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the impact, if any, the adoption of this interpretation will have on the Company's Consolidated Financial Statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations, requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter are reflected in revenue, not goodwill; changes the recognition timing for restructuring costs, and requires acquisition costs to be expensed as incurred. Adoption of SFAS No. 141(R) is required for combinations made in annual reporting periods on or after December 15, 2008. Early adoption and retroactive application of SFAS No. 141(R) to fiscal years preceding the effective date are not permitted. The Company will adopt SFAS No. 141(R) on January 1, 2009, as required, and management is evaluating the impact on the Company's Consolidated Financial Statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements" ("SFAS No. 160"). SFAS No. 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS No. 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS No. 160 to fiscal years preceding the effective date are not permitted. The Company will adopt SFAS No. 160 on January 1, 2009, as required, and management is evaluating the impact on the Company's Consolidated Financial Statements.

        In February 2007, the FASB released Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115," ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value and was effective for the first fiscal year beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, as required, but did not elect to apply the fair value

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

option to any of its financial assets or liabilities. As such, the adoption of SFAS No. 159 did not have an impact on the Company's Consolidated Financial Statements

        In September 2006, the FASB released Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," ("SFAS No. 157"). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the exchange price notion in the fair value definition to mean the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). This statement also clarifies that market participant assumptions should include assumptions about risk, should include assumptions about the effect of a restriction on the sale or use of an asset and should reflect its non-performance risk (the risk that the obligation will not be fulfilled). Non-performance risk should include the reporting entity's credit risk.

        In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FSP 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 provides a one-year deferral of the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The Company adopted SFAS No. 157, as it relates to financial assets, on January 1, 2008, and it did not have a significant impact on the Company's Consolidated Financial Statements (see Note 16 for additional detail). The Company will adopt the provisions of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities effective January 1, 2009, and management is still evaluating the impact on the Company's Consolidated Financial Statements.

Note 4—Acquisitions

Fremont CRE

        On July 2, 2007, the Company completed the acquisition of the commercial real estate lending business and $6.27 billion commercial real estate loan portfolio from Fremont Investment & Loan, a subsidiary of Fremont General Corporation, pursuant to a definitive purchase agreement dated May 21, 2007. Concurrently, the Company completed the sale of a $4.20 billion participation interest ("Fremont Participation") in the same loan portfolio to Fremont, pursuant to a definitive loan participation agreement dated July 2, 2007. The net cash purchase price of $1.89 billion was funded with proceeds from borrowings under a short-term interim financing facility obtained by the Company, which bore interest at LIBOR + 0.5%. In May 2008 the Company repaid all outstanding indebtedness on the interim financial facility that was used to fund the acquisition (see Note 9 for further detail).

        Fremont's commercial real estate business, which was one of its two primary reportable segments, originated commercial first mortgage loans, which are principally bridge and construction loan facilities, out of nine field offices.

        Under the terms of the loan participation agreement, the Company is responsible for funding unfunded loan commitments associated with the portfolio over the next several years. The balance of

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4—Acquisitions (Continued)

unfunded loan commitments required to be funded under the participation was $684.3 million as of December 31, 2008. In addition, the Company will pay 70% of all principal collected from the purchased loan portfolio, including principal collected from the unfunded loan commitments, to the holder of the Fremont Participation, until the original $4.20 billion principal amount of the loan participation interest is repaid. The participation interest pays floating interest at LIBOR + 1.50% and the Company accounted for the issuance of the participation as a sale in accordance with Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140").

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

        The acquisition resulted in the recognition of $17.9 million of customer relationship intangibles and $4.6 million of acquired technology intangibles with useful lives ranging from 2.5 to 5.5 years. During 2008, the Company determined these intangible assets were impaired, based on revised estimated fair values, and recorded a $14.1 million non-cash charge to "Impairment of other assets" on its Consolidated Statements of Operations.

        The excess of the acquisition price over the fair value of the net assets acquired resulted in the recognition of $25.2 million of goodwill that was allocated to the Company's real estate lending reporting unit. All of the Company's goodwill in the real estate lending unit was determined to be impaired and was written-off during 2008 (see Note 3 for further detail).

 iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5—Loans and Other Lending Investments, net

        The following is a summary description of the Company's loans and other lending investments ($ in thousands)(1):

				Carrying Value as of
Type of Investment	Underlying Property Type	# of Borrowers In Class	Principal Balances Outstanding	December 31, 2008	December 31, 2007	Effective Maturity Dates	Contractual Interest Payment Rates(2)	Contractual Interest Accrual Rates(2)
Senior Mortgages(3)(4)(5)(6)	Office/Residential/Retail/Industrial, R&D/Mixed Use/Hotel/Land/Entertainment, Leisure/Other	267	$9,329,081	$9,261,424	$8,356,716	2009 to 2026	Fixed: 5% to 20% Variable: LIBOR + 2% to LIBOR + 9.25%	Fixed: 6.5% to 20% Variable: LIBOR + 2% to LIBOR + 9.25%
Subordinate Mortgages(3)(4)(5)(6)	Office/Residential/Retail/Mixed Use/Hotel/Land/Entertainment, Leisure/Other	23	591,823	589,414	649,794	2009 to 2018	Fixed: 5% to 10.5% Variable: LIBOR + 2.85% to LIBOR + 11.5%	Fixed: 7.32% to 25% Variable: LIBOR + 2.85% to LIBOR + 11.5%
Corporate/Partnership Loans(3)(4)(5)(6)	Office/Residential/Retail/Industrial, R&D/Mixed Use/Hotel/Land/Other	40	1,452,146	1,435,941	1,712,941	2009 to 2046	Fixed: 4.5% to 15% Variable: LIBOR + 2% to LIBOR + 7%	Fixed: 8.5% to 15% Variable: LIBOR + 2% to LIBOR + 14%

Total Loans				11,286,779	10,719,451
Reserve for Loan Losses				(976,788)	(217,910)

Total Loans, net				10,309,991	10,501,541
Other Lending Investments—Securities(3)	Retail/Industrial, R&D/Entertainment, Leisure/Other	17	300,162	276,653	447,813	2012 to 2023	Fixed: 6% to 9.25%	Fixed: 6% to 9.25%

Total Loans and Other Lending Investments, net				$10,586,644	$10,949,354

Explanatory Notes:

(1)
Details (other than carrying values) are for loans outstanding as of December 31, 2008. Differences between principal and carrying value primarily relate to unamortized deferred loan fees.

(2)
Substantially all variable-rate loans are based on either 30-day LIBOR and reprice monthly or six-month LIBOR and reprice semi-annually. The 30-day LIBOR and six-month LIBOR rates on December 31, 2008 were 0.44% and 1.75%, respectively. As of December 31, 2008, 24 loans with a combined carrying value of $870.8 million have a stated accrual rate that exceeds the stated pay rate.

(3)
Certain loans require fixed payments of principal resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity.

(4)
As of December 31, 2008, 68 loans with a combined carrying value of $3.11 billion are on non-accrual status. As of December 31, 2007, 31 loans with a combined carrying value of $719.4 million were on non-accrual status.

(5)
As of December 31, 2008, 16 loans with a combined carrying value of $489.9 million have stated accrual rates of up to 25%, however, no interest is due until their scheduled maturities ranging from 2009 to 2017. One Corporate/Partnership loan, with a carrying value of $47.4 million, has a stated accrual rate of 9.1% and no interest is due until its scheduled maturity in 2046.

(6)
As of December 31, 2008, balances include foreign denominated loans with combined carrying values of approximately £175.2 million, €114.3 million, CAD 59.2 million and SEK 100.9 million that have been converted to $476.7 million based on exchange rates in effect at December 31, 2008.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5—Loans and Other Lending Investments, net (Continued)

        During the years ended December 31, 2008 and 2007, respectively, the Company originated or acquired an aggregate of approximately $20.3 million and $2.56 billion (of which, $2.07 billion related to the Fremont CRE acquisition, see Note 4) in loans and other lending investments, funded $3.28 billion and $2.95 billion under existing loan commitments, and received principal repayments of $4.00 billion and $2.15 billion.

        During the year ended December 31, 2008 the Company sold loans with a total cumulative carrying value of $422.4 million, for which it recorded net realized gains of $12.1 million. No loans were sold during the years ended December 31, 2007 and 2006. Gains and losses on sales of loans are reported in "Other income" on the Company's Consolidated Statements of Operations.

        Reserve for loan losses—Changes in the Company's reserve for loan losses were as follows (in thousands):

Reserve for loan losses, December 31, 2005	$46,876
Provision for loan losses	14,000
Charge-offs	(8,675)

Reserve for loan losses, December 31, 2006	52,201
Provision for loan losses	185,000
Charge-offs	(19,291)

Reserve for loan losses, December 31, 2007	217,910
Provision for loan losses	1,029,322
Charge-offs	(270,444)

Reserve for loan losses, December 31, 2008	$976,788

        As of December 31, 2008 and 2007, respectively, the Company identified loans with carrying values of $3.37 billion and $649.0 million and Managed Loan Values (as defined below) of $3.78 billion and $1.00 billion that were impaired in accordance with SFAS No. 114. As of December 31, 2008, the Company assessed each of the impaired loans for specific impairment and determined that non-performing loans with a Managed Loan Value of $2.90 billion required specific reserves totaling $799.6 million and that the remaining impaired loans did not require any specific reserves. This significant increase in impaired loans, particularly in the Company's residential land development and condominium construction portfolios, was driven by the worsening economy and the disruption of the credit markets throughout 2008, which has adversely impacted the ability of the Company's borrowers to service their debt and refinance their loans at maturity. The provision for loan losses for the years ended December 31, 2008, 2007 and 2006 were $1.03 billion, $185.0 million and $14.0 million, respectively. The increase in the provision for loan losses was primarily due to increased asset specific reserves required as a result of the increase in impaired loans. The total reserve for loan losses at December 31, 2008 and 2007, included SFAS No. 114 asset specific reserves of $799.6 million and $91.6 million, respectively, and SFAS No. 5 general reserves of $177.2 million and $126.3 million, respectively.

        The average carrying value of impaired loans was approximately $2.00 billion and $844.4 million during the years ended December 31, 2008 and 2007, respectively. The Company recorded interest income on cash payments from impaired loans of $28.1 million, $26.1 million and $8.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5—Loans and Other Lending Investments, net (Continued)

        Managed Loan Value—Managed Loan Value represents the Company's carrying value of a loan and the Fremont Participation interest outstanding on the Fremont CRE portfolio. The Fremont Participation receives 70% of all loan principal repayments, including repayments of principal that the Company has funded subsequent to the sale of the participation interest. Therefore, the Company is in the first loss position and believes that presentation of the total recorded investment is more relevant than a presentation of the Company's carrying value when assessing the Company's risk of loss on the loans in the Fremont CRE portfolio.

        Securities—As of December 31, 2008, Other lending investments-securities includes $10.9 million of available-for-sale securities recorded at fair value, for which a cumulative unrealized gain of $0.3 million and a cumulative unrealized loss of $4.4 million are recorded in "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets. During 2008, the Company sold available-for-sale securities with a cumulative carrying value of $11.9 million, for which it recorded net realized losses of $0.8 million in "Other income" on the Company's Consolidated Statements of Operations.

        In addition, as of December 31, 2008, the carrying value of Other lending investments-securities included $263.6 million of held-to maturity securities with an aggregate fair value of $268.0 million. As of December 31, 2008, held-to-maturity securities included $4.4 million of gross unrealized gains and no unrealized losses. During 2008, the company changed its intent to hold one of its held-to-maturity securities resulting from a significant deterioration of the issuer's credit worthiness. During the years ended December 31, 2008 and 2007, the Company recorded impairment charges related to this security of $40.9 million and $75.5 million, respectively, and sold the asset in 2008 at its impaired carrying value of $33.0 million.

        During the years ended December 31, 2008 and 2007, the Company determined that unrealized losses on certain held-to-maturity and available-for-sale securities were other-than-temporary and recorded impairment charges totaling $79.1 million and $59.4 million, respectively. These charges were in addition to the charges recorded on the held-to-maturity security described above that was sold in 2008.

        As of December 31, 2008, $221.1 million of held-to-maturity securities mature in one to five years, $42.5 million of held-to-maturity securities and $10.9 million of available-for-sale securities mature in five to ten years.

        SOP 03-3 loans—AICPA Statement of Position 03-3 ("SOP 03-3") prescribes the accounting treatment for acquired loans with evidence of credit deterioration for which it is probable, at acquisition, that all contractually required payments will not be received. As of December 31, 2008 and 2007, the Company had SOP 03-3 loans with a cumulative principal balance of $208.8 million and $273.6 million, respectively, and a cumulative carrying value of $175.1 million and $231.8 million, respectively. The Company does not have a reasonable expectation about the timing and amount of cash flows expected to be collected on the SOP 03-3 loans and is recognizing income using the cash basis of accounting or applying cash to reduce the carrying value of the loans, using the cost recovery method. The majority of the Company's SOP 03-3 loans were acquired in the acquisition of Fremont CRE.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5—Loans and Other Lending Investments, net (Continued)

        Fremont Participation—Changes in the outstanding acquired loan portfolio participation balance were as follows (in thousands)(1):

Loan participation, July 2, 2007	$4,201,208
Principal repayments(2)	(1,220,970)

Loan participation, December 31, 2007	2,980,238
Principal repayments(2)	(1,682,294)

Loan participation, December 31, 2008	$1,297,944

          Explanatory Notes:

    (1)
    See Note 4 for further details on the Fremont Participation

    (2)
    Includes $138.0 million and $191.9 million of principal repayments received by the Company as of December 31, 2008 and 2007, respectively, that had not yet been remitted to the Fremont Participation holder and are reflected as a payable in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets.

        Unfunded commitments—As of December 31, 2008, the Company had 174 loans with unfunded commitments totaling $2.21 billion, of which $163.4 million were discretionary and $2.05 billion were non-discretionary.

        Encumbered Loans—As of December 31, 2008, loans and other lending investments with a cumulative carrying value of $1.18 billion were pledged as collateral under the Company's secured indebtedness (see Note 9 for further detail).

        Other real estate owned—During the years ended December 31, 2008 and 2007, respectively, the Company received titles to properties in satisfaction of senior mortgage loans with cumulative carrying values of $419.1 million and $152.4 million, for which those properties had served as collateral, and recorded charge-offs totaling $102.4 million and $23.2 million related to these loans. Subsequent to taking title to the properties, the Company determined certain OREO assets were impaired due to changing market conditions and recorded impairment charges of $55.6 million during the year ended December 31, 2008.

        In addition, during the year ended December 31, 2008, the Company sold OREO assets for net proceeds of $169.6 million, resulting in net losses of $1.6 million.

        Capital expenditures related to OREO assets totaled $20.6 million during the year ended December 31, 2008 and the Company recorded $9.3 million and $0.5 million of net expense related to holding costs for these properties for the years ended December 31, 2008 and 2007, respectively.

Note 6—Corporate Tenant Lease Assets, net

        During the years ended December 31, 2008, 2007 and 2006, respectively, the Company acquired an aggregate of $2.0 million, $314.9 million and $62.6 million of CTL assets and disposed of CTL assets for net proceeds of $424.1 million, $70.2 million and $109.4 million, which resulted in gains of $64.5 million, $7.8 million and $24.2 million. In addition, during the year ended December 31, 2007, the Company received title to property with a fair value of $156.8 million that had served as collateral for a senior mortgage loan and allocated $120.4 million of the value to CTL assets and the remainder to CTL intangibles (see Note 9 for further details). During 2008, the Company recorded an impairment charge of

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6—Corporate Tenant Lease Assets, net (Continued)

$11.6 million on a single CTL asset as the result of deteriorating market conditions and lower than expected rents in the surrounding area.

        The Company's investments in CTL assets, at cost, were as follows (in thousands):

	As of December 31,
	2008	2007
Facilities and improvements	$2,828,747	$2,996,386
Land and land improvements	669,320	730,495
Less: accumulated depreciation	(453,256)	(417,015)

Corporate tenant lease assets, net	$3,044,811	$3,309,866

        Under certain leases, the Company is entitled to receive additional participating lease payments to the extent gross revenues of the corporate customer exceed a base amount. The Company earned $2.9 million, $0.1 million and $0.7 million in additional participating lease payments on such leases during the years ended December 31, 2008, 2007 and 2006, respectively. In addition, the Company also receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the years ended December 31, 2008, 2007 and 2006 were $37.9 million, $35.3 million and $26.7 million, respectively, and are included as a reduction of "Operating costs—corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

        Future minimum operating lease payments—The Company's CTL assets are leased to customers with initial term expiration dates from 2009 to 2075. Future minimum operating lease payments under non-cancelable leases, excluding customer reimbursements of expenses, in effect at December 31, 2008, are as follows (in thousands):

Year
2009	$297,112
2010	298,415
2011	292,251
2012	283,785
2013	273,005
Thereafter	2,410,959

        Unfunded commitments—As of December 31, 2008, the Company had $9.8 million of non-discretionary unfunded commitments related to three CTL investments. These commitments generally fall into two categories: (1) pre-approved capital improvement projects; and (2) new or additional construction costs. Upon completion of the improvements or construction, the Company will receive additional operating lease income from the customers. In addition, the Company had $10.6 million of non-discretionary unfunded commitments related to four existing customers in the form of tenant improvements which were negotiated between the Company and the customers at the commencement of the leases.

        The Company is subject to expansion option agreements with three existing customers which could require the Company to fund and to construct up to 171,000 square feet of additional adjacent space on

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6—Corporate Tenant Lease Assets, net (Continued)

which the Company would receive additional operating lease income under the terms of the option agreements. Upon exercise of such expansion option agreements, the corporate customers would be required to simultaneously extend their existing lease terms for additional periods ranging from six to ten years.

        Mortgage liens—Certain CTL assets are subject to mortgage liens. As of December 31, 2008, 60 CTL assets with an aggregate net book value of $1.52 billion were encumbered with mortgages. As of December 31, 2007, 27 CTL assets with an aggregate net book value of $381.4 million were encumbered with mortgages (see Note 9 for further detail).

Note 7—Other Investments

        Other investments consist of the following items (in thousands):

	As of December 31,
	2008	2007
Equity method investments	$327,696	$482,170
CTL intangibles, net(1)	58,499	69,912
Cost method investments	53,040	173,788
Marketable securities	8,083	1,139
Timber and timberlands, net(2)	—	129,600

Other investments	$447,318	$856,609

    Explanatory Notes:

    (1)
    Accumulated amortization on CTL intangibles was $24.1 million and $15.5 million as of December 31, 2008 and 2007, respectively.
    (2)
    Accumulated depletion on timber and timberlands was $14.1 million as of December 31, 2007.

Equity method investments

        Oak Hill—As of December 31, 2008, the Company owned 47.5% interests in Oak Hill Advisors, L.P., Oak Hill Credit Alpha MGP, LLC, Oak Hill Credit Opportunities MGP, LLC, OHA Finance MGP, LLC, OHA Capital Solutions MGP, LLC and OHA Strategic Credit Fund, LLC, and 48.1% interests in OHSF GP Partners II, LLC and OHSF GP Partners (Investors), LLC, (collectively, "Oak Hill"). Oak Hill engages in investment and asset management services. The Company has determined that all of these entities are variable interest entities and that an external member is the primary beneficiary. As such, the Company accounts for these ventures under the equity method. Upon acquisition of the original interests in Oak Hill there was a difference between the Company's book value of the equity investments and the underlying equity in the net assets of Oak Hill of approximately $200.2 million. The Company allocated this value to identifiable intangible assets of approximately $81.8 million and goodwill of $118.4 million. The unamortized balance related to intangible assets for these investments was approximately $51.2 million and $58.4 million as of December 31, 2008 and 2007, respectively. The Company's carrying value in Oak Hill was $181.1 million and $199.6 million at December 31, 2008 and 2007, respectively. The Company recognized equity in earnings from these entities of $28.2 million, $31.9 million and $27.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7—Other Investments (Continued)

        During the year ended December 31, 2008, the Company performed its annual impairment test of Oak Hill's goodwill and intangible assets. The Company determined there was no impairment of the goodwill and the Company recorded a $1.2 million non-cash impairment charge to reduce the carrying value of the intangible assets based on their revised estimated fair values.

        TimberStar Southwest—Prior to selling its interest, the Company owned a 46.7% interest in TimberStar Southwest Holdco LLC ("TimberStar Southwest"), through its majority owned subsidiary TimberStar. The Company accounted for this investment under the equity method due to the venture's external partners having certain participating rights giving them shared control. In April 2008, the Company closed on the sale of TimberStar Southwest for a gross sales price of $1.71 billion, including the assumption of debt. The Company received net proceeds of approximately $417.0 million for its interest in the venture and recorded a gain of $261.7 million, net of minority interest that was recorded in "Gain on sale of joint venture interest, net of minority interest," on its Consolidated Statements of Operations for the year ended December 31, 2008.

        The Company recognized equity in losses from TimberStar Southwest of $3.5 million, $14.5 million and $4.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company's share of depletion, depreciation and amortization expense from the entity was $6.7 million, $33.8 million and $5.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, and consist primarily of depletion from the harvesting and sale of timber.

        Madison Funds—As of December 31, 2008, the Company owned a 29.52% interest in Madison International Real Estate Fund II, LP, a 32.92% interest in Madison International Real Estate Fund III, LP and a 29.52% interest in Madison GP1 Investors, LP (collectively, the "Madison Funds"). The Madison Funds invest in illiquid ownership positions of entities that own real estate assets. The Company's carrying value in the Madison Funds was $60.4 million and $38.0 million at December 31, 2008 and 2007, respectively, and the Company recognized equity in earnings (losses) from these investments of $(7.4) million, $2.8 million and $(0.2) million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Other equity method investments—The Company also had smaller investments in several other entities that were accounted for under the equity method where the Company has ownership interests up to 50.0%. The Company's aggregate carrying value in these investments was $86.2 million and $99.2 million as of December 31, 2008 and 2007, respectively. The Company recognized cumulative net equity in earnings (losses) in these investments of $(4.7) million, $15.4 million and $4.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7—Other Investments (Continued)

        The following table presents the investee level summarized financial information of the Company's equity method investments (in thousands):

	As of and for the years ended December 31,
	2008	2007	2006
Income Statement
Revenues	$159,385	$766,487	$220,351
Costs and expenses	219,330	498,403	95,047
Net income (loss)	(59,945)	268,084	125,304
Balance Sheet
Investment assets	$4,752,312	$5,426,201	$3,258,782
Other assets	292,247	354,731	91,414
Total assets	5,044,559	5,780,932	3,350,196
Other liabilities	1,120,516	1,085,785	80,821
Debt	1,134,570	1,847,935	1,597,483
Total liabilities	2,255,086	2,933,720	1,678,304
Total equity	2,789,473	2,847,212	1,671,892

        Unfunded commitments—As of December 31, 2008, the Company had $153.3 million of non-discretionary unfunded commitments related to ten equity method investments.

Cost method investments

        The Company has investments in several real estate related funds or other strategic investment opportunities within niche markets that are accounted for under the cost method and had cumulative carrying values of $53.0 million and $173.8 million as of December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, the Company determined that unrealized losses on certain cost method investments were other-than-temporary and recorded non-cash impairment charges of $87.0 million and $9.3 million, respectively, which are reflected in "Impairment of other assets" on the Consolidated Statements of Operations.

        During the year ended December 31, 2008, the Company redeemed its interest in a profits participation that was originally received as part of a prior lending investment and carried as a cost method investment prior to redemption. As a result of the transaction, the Company received cash of $44.2 million and recorded an equal amount of income in "Other income" on the Company's Consolidated Statements of Operations. During 2008, the Company also exchanged an investment with a carrying value, net of minority interest, of $97.4 million for a $109.0 million loan receivable, which resulted in a net gain of $12.0 million. The gain was recorded in "Other income" on the Consolidated Statements of Operations.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7—Other Investments (Continued)

        Unfunded commitments—As of December 31, 2008, the Company had $9.0 million of non-discretionary unfunded commitments related to two cost method investments.

Timber and timberlands

        On June 30, 2008, the Company closed on the sale of its Maine timber property for net proceeds of $152.7 million, resulting in a gain of $23.3 million, net of minority interest, which is included in "Gain from discontinued operations" on the Company's Consolidated Statements of Operations. The Company reflected net income of $2.3 million, $3.3 million and $4.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, in "Income from discontinued operations" on the Company's Consolidated Statement of Operations.

Note 8—Other Assets and Other Liabilities

        Deferred expenses and other assets, net, consist of the following items (in thousands):

	As of December 31,
	2008	2007
Other receivable	$29,036	$20,000
Deferred financing fees, net(1)	25,387	14,017
Corporate furniture, fixtures and equipment, net(2)	16,640	14,302
Leasing costs, net(3)	16,072	15,764
Derivative assets	3,872	17,929
Intangible assets, net(4)	2,687	28,733
Deferred tax asset	1,415	6,704
Other assets	19,729	7,825

Deferred expenses and other assets, net	$114,838	$125,274

          Explanatory Notes:

    (1)
    Accumulated amortization on deferred financing fees was $24.1 million and $8.5 million as of December 31, 2008 and 2007, respectively.
    (2)
    Accumulated depreciation on corporate furniture, fixture and equipment was $7.2 million and $4.8 million as of December 31, 2008 and 2007, respectively.
    (3)
    Accumulated amortization on leasing costs was $8.7 million and $8.4 million as of December 31, 2008 and 2007, respectively.
    (4)
    Accumulated amortization on intangible assets was $1.6 million and $6.0 million as of December 31, 2008 and 2007, respectively.

        Accounts payable, accrued expenses and other liabilities consist of the following items (in thousands):

	As of December 31,
	2008	2007
Fremont Participation payable (see Notes 4 and 5)	$141,717	$209,570
Accrued interest payable	87,057	103,080
Accrued expenses	41,745	62,199
Unearned operating lease income	21,659	12,345
Security deposits from customers	17,550	19,849
Deferred tax liabilities	6,900	6,246
Property taxes payable	5,187	5,496
Deferred income & liabilities	3,980	11,967
Dividends payable	—	34,868
Other liabilities	28,697	29,691

Accounts payable, accrued expenses and other liabilities	$354,492	$495,311

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations

        As of December 31, 2008 and 2007, the Company has debt obligations under various arrangements with financial institutions as follows (in thousands):

		Carrying Value as of
	Maximum Amount Available	December 31, 2008	December 31, 2007	Stated Interest Rates(1)		Scheduled Maturity Date(1)
Secured revolving credit facility:
Line of credit	$350,000	$306,867	$—	LIBOR + 1%–2%	(2)	September 2009(6)
Unsecured revolving credit facilities:
Line of credit(3)	2,200,963	2,122,904	1,485,286	LIBOR + 0.7%	(4)	June 2011
Line of credit(5)	1,193,708	1,158,369	1,195,888	LIBOR + 0.7%	(4)	June 2012

Total revolving credit facilities	$3,744,671	3,588,140	2,681,174
Interim financing facility		—	1,289,811	LIBOR + 0.50%		June 2008(6)
Secured term loans:
Collateralized by investments in corporate bonds		—	91,388	LIBOR + 2.00%		November 2008(6)
Collateralized by CTL assets		117,371	122,690	7.44%		April 2009(6)
Collateralized by investments in corporate debt		300,000	—	LIBOR + 2.5%		September 2009(6)(7)
Collateralized by CTL assets		947,862	—	Greater of 6.25% or LIBOR + 3.40%		April 2011
Collateralized by CTL assets		241,094	194,061	LIBOR + 1.65% 6.4%–8.4%		Various through 2026

Total secured term loans		1,606,327	408,139
Debt premium		5,322	5,543

Total secured term loans		1,611,649	413,682

Unsecured notes:
LIBOR + 0.39% senior notes		—	385,000	LIBOR + 0.39%		March 2008(6)
7.0% senior notes		—	185,000	7.0%		March 2008(6)
8.75% senior notes		—	50,331	8.75%		August 2008(6)
4.875% senior notes		249,627	350,000	4.875%		January 2009(6)
LIBOR + 0.55% senior notes		176,550	225,000	LIBOR + 0.55%		March 2009(6)
LIBOR + 0.34% senior notes		465,000	500,000	LIBOR + 0.34%		September 2009(6)
LIBOR + 0.35% senior notes		480,000	500,000	LIBOR + 0.35%		March 2010
5.375% senior notes		245,000	250,000	5.375%		April 2010
6.0% senior notes		334,820	350,000	6.0%		December 2010
5.80% senior notes		239,500	250,000	5.80%		March 2011
5.125% senior notes		241,150	250,000	5.125%		April 2011
5.650% senior notes		461,595	500,000	5.650%		September 2011
5.15% senior notes		603,768	700,000	5.15%		March 2012
5.500% senior notes		230,700	300,000	5.500%		June 2012
LIBOR + 0.50% senior notes		787,750	800,000	LIBOR + 0.50%		October 2012
8.625% senior notes		697,293	—	8.625%		June 2013
5.95% senior notes		795,227	889,669	5.95%		October 2013
6.5% senior notes		128,715	150,000	6.5%		December 2013
5.70% senior notes		295,099	367,022	5.70%		March 2014
6.05% senior notes		201,880	250,000	6.05%		April 2015
5.875% senior notes		407,748	500,000	5.875%		March 2016
5.850% senior notes		189,530	250,000	5.850%		March 2017

Total unsecured notes		7,230,952	8,002,022
Debt discount, net		(12,791)	(85,169)

Total unsecured notes		7,218,161	7,916,853
Other debt obligations		100,000	100,000	LIBOR + 1.5%		October 2035
Debt discount		(1,927)	(1,962)

Total other debt obligations		98,073	98,038

Total debt obligations		$12,516,023	$12,399,558

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

Explanatory Notes:

(1)
All interest rates and maturity dates are for debt outstanding as of December 31, 2008. Some variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. Foreign variable-rate debt obligations are based on 30-day UK LIBOR for British pound borrowing, 30-day EURIBOR for euro borrowing and 30-day Canadian LIBOR for Canadian dollar borrowing. The 30-day LIBOR rate on December 31, 2008 was 0.44%. The 30-day UK LIBOR, EURIBOR and Canadian LIBOR rates on December 31, 2008 were 2.17%, 2.60% and 1.62%, respectively. Other variable-rate debt obligations are based on 90-day LIBOR and reprice every three months. The 90-day LIBOR rate on December 31, 2008 was 1.43%.

(2)
This facility has an unused commitment fee of 0.25% on any undrawn amounts.

(3)
As of December 31, 2008, the line of credit included foreign borrowings of £79.9 million, €177.9 million, and CAD 42.5 million bearing interest at weighted average rates of 3.10%, 3.99%, and 3.00%, respectively. Amounts in the table have been converted to U.S. dollars based on exchange rates in effect at December 31, 2008.

(4)
These facilities had an annual commitment fee of 0.125% which increased to 0.150% during the fourth quarter of 2008.

(5)
As of December 31, 2008, the line of credit included foreign borrowings of £53.0 million and CAD 15.0 million bearing interest at weighted average rates of 3.00%. Amounts in the table have been converted to U.S. dollars based on exchange rates in effect at December 31, 2008.

(6)
The weighted average interest rates for short-term debt (payable in less than 12 months) were 4.55% and 6.05% as of December 31, 2008 and 2007, respectively.

(7)
Maturity date reflects a six-month extension at the Company's option.

        Unsecured/Secured Credit Facilities—The Company's primary source of short-term funds is an aggregate of $3.39 billion of available credit under its two committed unsecured revolving credit facilities, which includes a $2.20 billion facility, maturing in June 2011, as well as a $1.19 billion facility, maturing in June 2012. The facilities were entered into during 2006 and 2007. As of December 31, 2008, there was approximately $68.6 million that was immediately available to draw under these facilities at the Company's discretion. During 2008, the Company amended and restated a $500.0 million secured revolving credit facility by reducing the capacity to $350.0 million and extending its maturity from September 2008 to September 2009.

        During 2007, the Company closed on a $1.89 billion short-term interim financing facility that was used to fund the Fremont CRE acquisition (see Note 4 for further detail) and bore interest at three-month LIBOR + 0.50%. In 2008, the Company repaid the remaining outstanding indebtedness on the facility.

        Capital Markets Activity—During the year ended December 31, 2008, the Company retired, through open market repurchases, $900.7 million par value of its senior unsecured notes with various maturities ranging from January 2009 to March 2017. In connection with these repurchases, the Company recorded an aggregate net gain on early extinguishment of debt of approximately $392.9 million for the year ended December 31, 2008.

        During 2008, the Company also repaid the 8.75% senior notes due August 2008 and the 7.0% senior notes and LIBOR + 0.39% senior notes due March 2008.

        In May 2008, the Company issued $750.0 million aggregate principal amount of senior unsecured notes bearing interest at an annual rate of 8.625% and maturing in June 2013. The Company used the proceeds from the issuance of these securities primarily to repay outstanding indebtedness under its unsecured revolving credit facility. Simultaneous with the issuance of this debt, the Company also entered into interest rate swap agreements to swap the fixed interest rate on the $750.0 million senior unsecured notes for a variable interest rate. During the year ended December 31, 2008, the Company terminated the swaps associated with these notes (see Note 11 for further details).

        During the year ended December 31, 2007, the Company issued $300.0 million and $250.0 million aggregate principal amounts of fixed-rate senior notes bearing interest at annual rates of 5.500% and 5.850% and maturing in 2012 and 2017, respectively and $500.0 million of variable-rate senior notes bearing interest at three-month LIBOR + 0.35% maturing in 2010. The Company primarily used the

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

proceeds from the issuance of these securities to repay outstanding indebtedness under its unsecured revolving credit facilities. In connection with this issuance, the Company settled forward starting interest rate swap agreements with notional amounts totaling $200.0 million and ten-year terms matching that of the $250.0 million senior notes due in 2017. Simultaneous with the issuance of this debt, the Company also entered into interest rate swap agreements to swap the fixed interest rate on the $300.0 million senior notes due in 2012 for a variable interest rate. During the year ended December 31, 2008, the Company terminated the swaps associated with these notes (see Note 11 for further detail).

        In addition, on October 15, 2007, the Company issued $800.0 million aggregate principal amount of convertible senior floating rate notes due 2012 ("Convertible Notes"). The Convertible Notes were issued at par, mature on October 1, 2012, and bear interest at a rate per annum equal to three-month LIBOR + 0.50%. The Convertible Notes are senior unsecured obligations of the Company and rank equally with all of the Company's other senior unsecured indebtedness. The Company used $392.0 million of the net proceeds from the offering to repay outstanding indebtedness under the interim financing facility which the Company used to fund the Fremont CRE acquisition. The Company used the balance of the net proceeds to repay other outstanding indebtedness. The Convertible Notes are convertible at the option of the holders, into approximately 22.2 shares per $1,000 principal amount of Convertible Notes, on or after August 15, 2012, or prior to that date if (1) the price of the Company's Common Stock trades above 130% of the conversion price for a specified duration, (2) the trading price of the Convertible Notes is below a certain threshold, subject to specified exceptions, (3) the Convertible Notes have been called for redemption, or (4) specified corporate transactions have occurred. None of the conversion triggers have been met as of December 31, 2008. The conversion rate is subject to certain adjustments. The conversion rate initially represents a conversion price of $45.05 per share. If the conditions for conversion are met, the Company may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt in cash. Accordingly, there was no impact on the Company's diluted earnings per share for any of the periods presented. The Company has evaluated the terms of the call feature, redemption feature, and the conversion feature under applicable accounting literature, including SFAS 133 and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," and concluded that none of these features should be separately accounted for as derivatives.

        In addition, the Company's $200.0 million of LIBOR + 1.25% senior notes matured and were repaid in March 2007.

        On January 9, 2007, in connection with a consent solicitation of the holders of the respective notes, the Company amended certain covenants in its 7.0% senior notes due 2008, 4.875% senior notes due 2009, 6.0% senior notes due 2010, 5.125% senior notes due 2011, 6.5% senior notes due 2013, and 5.70% senior notes due 2014 (collectively, the "Modified Notes"). Holders of approximately 95.43% of the aggregate principal amount of the Modified Notes consented to the solicitation. The purpose of the amendments was to conform most of the covenants to the covenants contained in the indentures governing the senior notes the Company issued after it had achieved an investment grade rating from S&P, Moody's and Fitch. In connection with the consent solicitation the Company paid an aggregate fee of $6.5 million to the consenting note holders, which will be amortized into interest expense over the remaining term of the Modified Notes. In addition, the Company incurred advisory and professional fees aggregating $2.4 million, which were expensed and included in "General and administrative" on the Company's Consolidated Statements of Operations for the year ended December 31, 2007.

        Other Financing Activity—During the second quarter of 2008, the Company closed on a $947.9 million secured term financing maturing in April 2011. This financing is collateralized by 34 properties in the

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

Company's Corporate Tenant Lease portfolio and bears interest at the greater of 6.25% or LIBOR + 3.40%.

        In March 2008, the Company entered into a $300.0 million senior secured term loan maturing in March 2009 with a six-month extension available at the Company's option. Borrowings under this financing bear interest at a rate of LIBOR + 2.50% and are collateralized by assets in the Company's loans and other lending investments portfolio.

        In addition, in March 2008, the Company closed on a $53.3 million secured term loan maturing in March 2011. This loan is collateralized by four assets in the Company's Corporate Tenant Lease portfolio and bears interest at LIBOR + 1.65%.

        During 2007, the Company's term financing that was collateralized by corporate bonds matured on August 1, 2007 and was extended consecutively, with varying interest rates, through November 2008, when it was repaid.

        Debt Covenants—The Company's ability to borrow under its unsecured credit facilities, secured credit facility, and secured term loan is dependent on maintaining compliance with various covenants, including minimum net worth as well as specified financial ratios such as fixed charge coverage, unencumbered assets to unsecured indebtedness, and leverage. All of the covenants on the facilities are maintenance covenants and, if breached, could result in an acceleration of the facilities if a waiver or modification is not agreed upon with the requisite percentage of the unsecured lending group and the lenders on the other facilities.

        The Company's publicly held debt securities also contain covenants for fixed charge coverage and unencumbered assets to unsecured indebtedness. The fixed charge coverage ratio in its publicly held securities is an incurrence test. If the Company does not meet the fixed charge coverage ratio, its ability to incur additional indebtedness will be restricted. The unencumbered asset to unsecured indebtedness covenant is a maintenance covenant and, if breached and not cured within applicable cure periods, it could result in acceleration of the Company's publicly held debt unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. Based on the Company's unsecured credit ratings at December 31, 2008, the financial covenants in its publicly held debt securities, including the fixed charge coverage ratio and maintenance of unencumbered assets compared to unsecured indebtedness, are operative.

        The Company's bank facilities and its public debt securities contain cross-default provisions which would allow the lenders and the bondholders to declare an event of default and accelerate the Company's indebtedness to them if it fails to pay amounts due in respect of its other recourse indebtedness in excess of specified thresholds. In addition, the Company's bank facilities and the indentures governing its public debt securities provide that the lenders and bondholders may declare an event of default and accelerate the Company's indebtedness to them if there is a nonpayment default under its other recourse indebtedness in excess of specified thresholds and, if the holders of the other indebtedness are permitted to accelerate, in the case of the bank facilities, or accelerate, in the case of the bond indentures, the other recourse indebtedness.

        The Company believes it is in full compliance with the covenants in its credit facilities, secured term loans and public debt securities as of December 31, 2008. The Company's ability to remain in compliance with the financial covenants will be impacted by increases in loan loss reserves, non-performing loans and the amount and timing of cash repayments from borrowers. See below for further discussion of ratings triggers as they relate to the Company's covenants.

        The Company's $800.0 million aggregate principal amount of outstanding convertible debt securities provide that it must offer to repurchase the securities from the holders at 100% of its par value plus accrued and unpaid interest if its Common Stock is no longer listed on a national securities exchange.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations (Continued)

        Ratings Triggers—The two committed unsecured revolving credit facilities aggregating $3.39 billion that the Company had in place at December 31, 2008, bear interest at LIBOR + 0.70% per annum based on the Company's senior unsecured debt ratings at BBB- from S&P, Ba3 from Moody's and BB from Fitch at the end of the year. The Company's ability to borrow under the unsecured revolving credit facilities is not dependent on its credit ratings. The interest rate that the Company incurs on borrowings under its unsecured revolving credit facilities is based on the higher of its credit rating from S&P and Moody's. Additional downgrades could further increase the Company's borrowing rates under these facilities to a maximum of LIBOR + 0.85% per annum.

        The Company's $300.0 million secured term loan interest rate spread will reset on March 10, 2009 based on the Company's corporate credit rating at that time. If the Company's rating from any two of S&P, Moody's and Fitch is at BBB-/Baa3 or below BBB-/Baa3 then the margin will be increased by 1.00% or 2.00%, respectively. As of December 31, 2008, the Company's interest rate on the secured term loan was LIBOR + 2.50%. Based on the Company's current credit ratings, the interest rate on this loan will reset at LIBOR + 4.50% on March 10, 2009.

        Future Scheduled Maturities—As of December 31, 2008, future scheduled maturities of outstanding long-term debt obligations are as follows (in thousands):

2009	$1,631,601
2010	1,065,323
2011	4,095,327
2012	2,780,587
2013	1,678,133
Thereafter	1,274,448

Total principal maturities	12,525,419
Unamortized debt discounts, net	(9,396)

Total long-term debt obligations	$12,516,023

Note 10—Shareholders' Equity

        The Company's charter provides for the issuance of up to 200.0 million shares of Common Stock, par value $0.001 per share, and 30.0 million shares of preferred stock. The Company has 4.0 million shares of 8.000% Series D Cumulative Redeemable Preferred Stock, 5.6 million shares of 7.875% Series E Cumulative Redeemable Preferred Stock, 4.0 million shares of 7.8% Series F Cumulative Redeemable Preferred Stock, 3.2 million shares of 7.65% Series G Cumulative Redeemable Preferred Stock and 5.0 million shares of 7.50% Series I Cumulative Redeemable Preferred Stock. The Series D, E, F, G, and I Cumulative Redeemable Preferred Stock are redeemable without premium at the option of the Company at their respective liquidation preferences beginning on October 8, 2002, July 18, 2008, September 29, 2008, December 19, 2008 and March 1, 2009, respectively.

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

        DRIP/Stock Purchase Plan—The Company maintains a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of the plan, the Company's shareholders may purchase additional shares of Common Stock without payment of brokerage commissions or service charges by automatically reinvesting all or a portion of their Common Stock cash dividends. Under the direct stock purchase component of the plan, the Company's shareholders and new investors may purchase shares of Common Stock directly from the Company without payment of brokerage commissions or service charges. All purchases of shares in excess of $10,000 per month pursuant to the direct purchase component are at the Company's sole discretion. Shares issued under the plan may reflect a discount of up to 3% from the prevailing market price of the Company's Common Stock. The Company is authorized to issue up to 8.0 million shares of Common Stock pursuant to the dividend reinvestment and direct stock purchase plan. During the years ended December 31, 2008, 2007 and 2006, the Company issued a total of approximately 290,000, 71,000 and 549,000 shares of its Common Stock, respectively, through both plans. Net proceeds during the years ended December 31, 2008, 2007 and 2006 were approximately $1.9 million, $2.5 million and $22.6 million, respectively. There are approximately 1.8 million shares available for issuance under the plan as of December 31, 2008.

        Stock Repurchase Program—In July 2008, the Company implemented a $50.0 million Common Stock repurchase program. Shares may be purchased under the new program from time to time in the open market and in privately negotiated transactions. During the year ended December 31, 2008, the Company repurchased 27.8 million shares of its outstanding Common Stock under this program for a cost of approximately $49.0 million at an average cost of $1.79 per share. As of December 31, 2008, the Company had a total of $1.0 million available to repurchase Common Stock under the program.

        In November 1999, the Company implemented a stock repurchase program under which the Company was authorized to repurchase up to 5.0 million shares of its Common Stock from time to time, primarily using proceeds from the disposition of assets or loan repayments and excess cash flow from operations, but also using borrowings under its credit facilities if the Company determines that it is advantageous to do so. There was no fixed expiration date to this plan. During the year ended December 31, 2008, the Company repurchased 1.7 million shares under the plan at an aggregate cost of approximately $14.1 million at an average cost per share of $8.38. As of December 31, 2008, there are no shares remaining to be purchased under this program.

Note 11—Risk Management and Derivatives

        Risk management—In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different points in time and potentially at different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's lending investments that result from a property's, borrower's or corporate tenant's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of loans and other lending investments due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11—Risk Management and Derivatives (Continued)

underlying loans, the valuation of CTL facilities held by the Company and changes in foreign currency exchange rates.

        Use of derivative financial instruments—The Company's use of derivative financial instruments is primarily limited to the utilization of interest rate hedges or other instruments to manage interest rate risk exposure and foreign exchange hedges to manage market risk exposure. The principal objective of such hedges are to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated debt issuances and to manage its exposure to foreign exchange rate movements. Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements, foreign exchange rate movements, and other identified risks, but may not meet the strict hedge accounting requirements of SFAS No. 133.

        At December 31, 2008 and 2007, respectively, derivatives with a fair value of $3.9 million and $17.9 million were included in "Deferred expenses and other assets, net" and derivatives with a fair value of $0.1 million and $6.6 million were included in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets.

        Interest rate swaps—As of December 31, 2008, the Company had pay floating interest rate swaps that hedge the change in fair value associated with $245.0 million of outstanding fixed rate debt. These swaps were de-designated during 2008 and no longer qualify for hedge accounting under SFAS No. 133. The following table represents the notional principal amounts and fair values of interest rate swaps by class (in thousands):

	Notional Amount as of December 31,		Fair Value as of December 31,
	2008	2007	2008	2007
Cash flow hedges:
Forward-starting interest rate swaps	$—	$250,000	$—	$(6,457)
Fair value hedges:
Interest rate swaps(1)	245,000	1,250,000	197	17,237

Total interest rate swaps	$245,000	$1,500,000	$197	$10,780

Explanatory Note:

(1)
Swaps with a notional amount of $245.0 million, a receive rate of 3.70% and a pay rate of 1.65% mature on January 15, 2009.

        During the year ended December 31, 2008, the Company paid $11.1 million to terminate forward starting swap agreements with a notional amount of $250.0 million and determined that it was no longer probable that the forecasted debt transactions, for which those swap agreements were designated as hedges, would occur within the originally designated time frame. As a result of the terminations, the Company recorded $8.2 million of losses that are recorded in "Other expense" on the Company's Consolidated Statements of Operations for the year ended December 31, 2008.

        In addition, during 2008 the Company entered into two interest rate swap agreements, designated as fair value hedges, with notional amounts totaling $750.0 million and variable interest rates that reset quarterly based on three-month LIBOR. These swap agreements were entered into in order to exchange the 8.625% fixed-rate interest payments on the Company's $750.0 million senior notes due in 2013 for

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11—Risk Management and Derivatives (Continued)

variable-rate interest payments based on three-month LIBOR + 3.84%. These swaps were terminated in 2008, as described below.

        During the year ended December 31, 2008, the Company terminated $1.76 billion of pay floating interest rate swaps that were designated as fair value hedges. As a result of the terminations, the Company received $51.1 million of cash and recorded a receivable of $19.0 million. In addition, as of December 31, 2008, the Company's senior notes include premiums related to changes in the fair value of the debt while it was hedged by the interest rate swaps. The premiums will be amortized over the lives of the respective debt as an offset to "Interest expense" on the Company's Consolidated Statements of Operations. For the year ended December 31, 2008, the Company recorded $4.6 million as an offset to interest expense related to the amortization of the premiums.

        During the year ended December 31, 2007, the Company settled forward starting interest rate swap agreements, which were designated as cash-flow hedges and had notional amounts totaling $200.0 million, in connection with the Company's issuance of $250 million of senior notes due in 2017. The $4.5 million settlement value received for these forward starting swaps was recorded in "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and is being amortized as a reduction to "Interest expense" on the Company's Consolidated Statements of Operations through the maturity of the senior notes due in 2017.

        In addition, during 2007 the Company entered into interest rate swap agreements, designated as fair-value hedges, with notional amounts totaling $300.0 million and variable interest rates that reset quarterly based on three-month LIBOR. These swap agreements exchanged the 5.5% fixed-rate interest payments on the Company's $300.0 million senior notes due in 2012 for variable-rate interest payments based on three-month LIBOR + 0.5365%. These swaps were terminated in 2008 as described above.

        Additionally, during 2007 the Company recorded a non-cash charge of $12.1 million to correct the fair value of three fair value interest rate swaps that the Company determined did not qualify for hedge accounting within the provisions of SFAS No. 133. The charge reflects a cumulative loss in the fair value of the swaps from the time they were entered into through June 30, 2007, and was recorded as an increase to "Debt obligations" and "Other expense" on the Company's Consolidated Balance Sheets and Statements of Operations, respectively. The Company concluded that the amount of gains and losses that should have been previously recorded for these swaps were not material to any of its previously issued financial statements. The Company also concluded that the $12.1 million cumulative out-of-period charge was not material to the quarter or fiscal year in which the charge was booked. As such, the charge was recorded in the Company's Consolidated Statements of Operations for the year ended December 31, 2007, rather than restating prior periods.

        During the years ended December 31, 2008, 2007 and 2006, the Company recorded a net loss of $16.7 million, and net gains of $0.2 million and $0.7 million, respectively, related to ineffectiveness on interest rate swaps. In addition, for the year ended December 31, 2008, the Company recognized a net loss of $1.4 million for interest rate swaps not designated as hedges under SFAS No. 133. All of these amounts were recorded in "Other expense" on the Company's Consolidated Statements of Operations.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11—Risk Management and Derivatives (Continued)

        Foreign currency hedges—The following table presents the Company's foreign currency derivatives outstanding as of December 31, 2008 (in thousands):

Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Buy USD/Sell INR forward	INR 497,178	10,000	November 2009	$2,006
Sell SEK/Buy USD forward	SEK 105,403	13,459	January 2009	$884
Sell EUR/Buy USD forward	€ 5,000	6,983	January 2009	$84

        Interest rate caps—The following table represents the notional principal amounts and fair values of interest rate caps by class (in thousands):

	Notional Amount as of December 31, 2008	Notional Amount as of December 31, 2007	Fair Value as of December 31, 2008	Fair Value as of December 31, 2007
Interest rate caps:
Interest rate cap bought	$947,862	$—	$726	$—
Interest rate cap sold	(947,862)	—	(131)	—

Total interest rate caps	$—	$—	$595	$—

        During the year ended December 31, 2008, pursuant to the terms of the Company's $947.9 million secured financing, the Company purchased two interest rate caps with notional amounts totaling $947.9 million and cap rates of 4.0%, which expire in May 2011. In order to offset the economic impact of the purchased caps, the Company simultaneously sold two interest rate caps with the same terms as the purchased caps. The interest rate caps were not designated as hedges under SFAS No. 133, and changes in their fair market value are recorded in "Other expense" on the Company's Consolidated Statements of Operations. The Company recorded income of $0.2 million related to changes in the fair value of these caps during 2008.

        Credit risk concentrations—Concentrations of credit risks arise when a number of borrowers or customers related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company monitors various segments of its portfolio to assess potential concentrations of credit risks. Management believes the current portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

        Substantially all of the Company's CTL assets and assets collateralizing its loans and other lending investments are located in the United States, with California (15.1%), Florida (12.4%) and New York (11.1%) representing the only significant concentrations (greater than 10.0%) as of December 31, 2008. These assets also contain significant concentrations in the following asset types as of December 31, 2008: apartment/residential (27.2%), land (15.1%) and office (12.1%). Additionally, 17.9% of the Company's asset base is comprised of loans collateralized by in-progress condo construction assets.

        The Company underwrites the credit of prospective borrowers and customers and often requires them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company's loans and other lending investments and CTL assets are geographically

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11—Risk Management and Derivatives (Continued)

diverse and the borrowers and customers operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or customer, the inability of that borrower or customer to make its payment could have an adverse effect on the Company. As of December 31, 2008, the Company's five largest borrowers or corporate customers collectively accounted for approximately 10.3% of the Company's aggregate annualized interest and operating lease revenue, of which no single customer accounts for more than 5.0%.

        As of December 31, 2008, the Company's CTL assets had 102 different tenants, of which 62% were public companies and 38% were private companies. In addition, 28% of the tenants were rated investment grade by one or more national rating agencies, 5% of the tenants had implied investment grade ratings, 31% were rated non-investment grade and the remaining tenants were not rated.

Note 12—Stock-Based Compensation Plans and Employee Benefits

        The Company's 2006 Long-Term Incentive Plan (the "LTIP Plan") is designed to provide equity-based incentive compensation for officers, key employees, directors, consultants and advisers of the Company. The Plan provides for awards of stock options, shares of restricted stock, phantom shares, dividend equivalent rights and other share-based performance awards. There is a maximum of 4,550,000 shares of Common Stock available for awards under the Plan provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 1.0 million, subject to certain anti-dilution provisions in the Plan. All awards under the Plan are at the discretion of the Board of Directors or a committee of the Board of Directors. As of December 31, 2008, options to purchase approximately 529,000 shares of Common Stock were outstanding. A total of approximately 425,000 shares remain available for awards under the LTIP Plan as of December 31, 2008.

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

        Stock Options—Changes in options outstanding during each of the years ended December 31, 2008, 2007 and 2006, are as follows (shares and aggregate intrinsic value in thousands, except for weighted average strike price):

	Number of Shares
	Employees	Non-Employee Directors	Other	Weighted Average Strike Price	Aggregate Intrinsic Value
Options Outstanding, December 31, 2005	851	97	284	$17.86
Exercised in 2006	(53)	(7)	(70)	19.89

Options Outstanding, December 31, 2006	798	90	214	17.62
Exercised in 2007	(110)	(4)	(40)	18.75

Options Outstanding, December 31, 2007	688	86	174	17.43
Exercised in 2008	(288)	—	(67)	14.72
Forfeited in 2008	(4)	—	(60)	15.97

Options Outstanding, December 31, 2008	396	86	47	$19.43	$—

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

        The following table summarizes information concerning outstanding and exercisable options as of December 31, 2008 (options, in thousands):

Exercise Price	Options Outstanding and Exercisable	Remaining Contractual Life (Years)
$16.88	364	1.01
$17.38	14	1.21
$19.69	51	2.01
$24.94	40	2.38
$27.00	11	2.48
$29.82	44	3.41
$55.39	5	0.42

	529	1.44

        The Company has not issued any options since 2003. Cash received from option exercises during the years ended December 31, 2008, 2007 and 2006 was approximately $5.2 million, $2.9 million and $2.6 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $2.0 million, $3.5 million and $3.0 million, respectively.

        Restricted Stock Units—As of December 31, 2008, 15.0 million restricted stock units were outstanding. Changes in non-vested restricted stock units during the year ended December 31, 2008 are as follows (in thousands, except per share amounts):

Non-Vested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested at December 31, 2007	965	$44.73
Granted	14,643	2.13
Vested	(482)	40.90
Forfeited	(139)	34.43

Non-vested at December 31, 2008	14,987	$3.32	$33,421

        During the year ended December 31, 2008, the Company granted 1,000,051 service-based restricted stock units to employees that vest proportionately over periods of three to five years on the anniversary date of the initial grant of which 888,944 units remain outstanding as of December 31, 2008. The unvested restricted stock units granted are paid dividends as dividends are paid on shares of the Company's Common Stock.

        On December 22, 2008, the Company granted a total of 10,164,000 market-based restricted stock units ("Units") to executives and other officers of the Company, subject to approval by shareholders at the Company's May 2009 annual meeting. The Units will vest 12 months after the achievement of specified price targets for the Company's Common Stock, as follows: (a) if, during the first year following the grant date, the average trading price of Company's Common Stock is equal to or greater than $4.00 for 20 consecutive trading days, the Units will vest 12 months after this $4.00 price target is achieved; (b) if the Units do not vest in the first year, the price target for the Company's Common Stock will increase to $7.00 in the second year and the Units will vest 12 months after this $7.00 price target is achieved; and (c) if the Units do not vest in the second year, the price target for Company's Common Stock will increase to $10.00

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

in the third year and the Units will vest 12 months after this $10.00 price target is achieved. Once the applicable price target has been achieved, the Units will be entitled to dividend equivalent payments as dividends are paid on the Company's Common Stock. Upon vesting of the Units, holders will receive shares of the Company's Common Stock in the amount of the vested Units, net of applicable tax withholdings. These Units have been granted subject to shareholder approval. If shareholder approval is not obtained, the Units will be settled by the Company in cash if one of the specified price targets is achieved. Such cash payments will vest over three years from the target achievement date and will be paid in equal annual installments starting 12 months after the target achievement date. Accordingly, per SFAS No. 123(R), the Company measured these instruments at their fair market value, classified these grants as liability-based awards and has recorded compensation expense for the period from grant date to December 31, 2008. Should shareholder approval be obtained, the liability-based awards will be converted to equity-based awards.

        On October 9, 2008, the Company granted 3,000,000 restricted stock units as special retention incentive awards to certain officers, of which 2,000,000 units will cliff vest in one installment on October 9, 2011, if the RSU holder is employed on the vesting date. The remaining 1,000,000 restricted stock units were granted as a special retention incentive award to the Company's President, and will vest in installments over four years in amounts of 100,000 units, 200,000 units, 300,000 units and 400,000 units, respectively, on each anniversary date of the award if the President is employed as of each vesting date. The unvested units are entitled to receive dividend equivalent payments as dividends are paid on shares of the Company's Common Stock.

        In addition, on October 9, 2008, the Company granted a conditional award of 2,000,000 market-condition based restricted stock units to its Chairman and Chief Executive Officer as a special retention award. These units will cliff vest in one installment on October 9, 2011 only if the total shareholder return on the Company's Common Stock is at least 25% per year (compounded at the end of the three year vesting period, including dividends). Total shareholder return will be based on the average NYSE closing prices for the Company's Common Stock for the 20 days prior to (a) the date of the award on October 9, 2008 (which was $3.27) and (b) the vesting date. No dividends will be paid on these units prior to vesting. This award is contingent and subject to approval by the Company's shareholders at the 2009 annual meeting. Should shareholders not approve this award, it will be canceled. Consistent with SFAS No. 123(R), the Company did not reflect the impact of these units in its Consolidated Financial Statements, as unapproved shares are not considered granted until approved.

        On January 18, 2008, the Company granted 478,856 market condition-based restricted stock units to employees that cliff vest on December 31, 2010, only if the total shareholder return on the Company's Common Stock is at least 20% (compounded annually, including dividends) from the date of the award through the end of the vesting period. Total shareholder return will be based on the average NYSE closing prices for the Company's Common Stock for the 20 days prior to (a) the date of the award on January 18, 2008 (which was $25.04) and (b) the vesting date. No dividends will be paid on these units unless and until they are vested. As of December 31, 2008, there are 469,100 market condition-based restricted stock units outstanding.

        The fair value of the market condition-based restricted stock is based on the grant-date market value of the awards utilizing a Monte Carlo simulation model to simulate a range of possible future stock prices

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

for the Company's Common Stock. The following assumptions were used to estimate the fair value of market-based awards:

	Valued as of
	January 18, 2008	December 31, 2008
Risk-free interest rate	2.39%	1.05%
Expected stock price volatility	27.46%	113.13%
Expected dividend	—	$1.00

        As of December 31, 2008, there are 356,716 units and 108,104 units outstanding from restricted stock unit grants made in 2007 and 2006, respectively. As of December 31, 2008, there were 4.4 million unvested restricted stock units outstanding that are paid dividends as dividends are paid on shares of the Company's Common Stock and these dividends are accounted for as a reduction to retained earnings in a manner consistent with the Company's Common Stock dividends.

        The Company recorded $23.4 million, $18.2 million and $7.3 million of stock-based compensation expense in "General and administrative" on the Company's Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $30.8 million of total unrecognized compensation cost related to non-vested restricted stock units. That cost is expected to be recognized over the remaining vesting/service period for the respective grants.

Employment Agreements

        On November 8, 2007, the Compensation Committee of the Board of Directors determined not to renew the employment agreements with the Company's Chief Executive Officer and its President upon expiration on March 30, 2008 and December 31, 2007, respectively. As a result, the Chief Executive Officer and its President, along with all of the Company's named executive officers serve at the will of the Board. In connection with the non-renewal of the President's employment agreement, on November 8, 2007, the Company made a one time special bonus award to the President in the form of 31,204 shares of the Company's Common Stock. This award resulted in the Company recording a one-time charge of $0.9 million in "General and administrative" on the Company's Consolidated Statement of Operations for the year ended December 31, 2007.

High Performance Unit Program

        In May 2002, the Company's shareholders approved the iStar Financial High Performance Unit ("HPU") Program. The program is a performance-based employee compensation plan that only has material value to the participants if the Company provides superior returns to its shareholders. The program entitles the employee participants ("HPU Holders") to receive distributions if the total rate of return on the Company's Common Stock (share price appreciation plus dividends) exceeds certain performance thresholds over a specified valuation period. If the thresholds are met, a Common Stock equivalent is calculated for each plan and HPU Holders are paid dividends in the same amounts and at the same times as dividends are paid on the Company's Common Stock.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

        The additional equity from the issuance of the High Performance Common Stock is recorded as a separate class of stock and included within shareholders' equity on the Company's Consolidated Balance Sheets. Net income allocable to common shareholders is reduced by the HPU holders' share of dividends paid and undistributed earnings, if any.

        The Company established seven HPU plans that had valuation periods ending between 2002 and 2008 and the Company has not established any new HPU plans since 2005. HPU Holders purchased their interests in High Performance Common Stock through a limited liability company at purchase prices approved by the Company's Board of Directors. The aggregate initial purchase prices were approximately $2.8 million, $1.8 million, $1.4 million, $0.6 million, $0.7 million, $0.6 million and $0.8 million for the 2002, 2003, 2004, 2005, 2006, 2007 and 2008 plans, respectively.

        As of December 31, 2008 all seven plans within the HPU program have completed their valuation periods. The 2002, 2003 and 2004 plans all exceeded their performance thresholds and are entitled to receive distributions equivalent to the amount of dividends payable on 819,254 shares, 987,149 shares and 1,031,875 shares, respectively, of the Company's Common Stock as and when such dividends are paid. Each of these three plans has 5,000 shares of High Performance Common Stock associated with it and each share of High Performance Common Stock carries 0.25 votes per share.

        The remaining four plans that had valuation periods ending in 2005, 2006, 2007 and 2008, did not meet their required performance thresholds and none of the plans were funded. As a result, the Company redeemed the participants' units for approximately $1,700 resulting in the unit holders losing $2.4 million of aggregate contributions.

        In addition to these plans, a high performance unit program for executive officers was established with plans having three-year valuation periods ending December 31, 2005, 2006, 2007 and 2008. The provisions of these plans are substantially the same as the high performance unit programs for employees.

        The Chief Executive Officer purchased an 80%, 75% and 70% interest in the Company's 2006, 2007 and 2008 high performance unit program for senior executive officers, respectively. The Chief Executive Officer paid $286,000, $274,000 and $325,000 for interests in the 2006, 2007 and 2008 plans, respectively. These three plans did not meet the required performance thresholds and were not funded, resulting in the Chief Executive Officer losing aggregate contributions of $895,000.

        In addition, the President purchased 20%, 20%, 25% and 30% interests in the Company's 2005, 2006, 2007 and 2008 High Performance Unit Programs for senior executive officers, respectively. The President paid $288,000, $101,000, $91,000 and $139,000 for interests in the the 2005, 2006, 2007 and 2008 plans, respectively. These four plans did not meet the required performance thresholds and were not funded, resulting in the President losing aggregate contributions of $619,000.

        During the year ended December 31, 2006, the Company recorded a $4.5 million non-cash charge to "General and administrative" on the Company's Consolidated Statements of Operations to correct stock-based compensation expense recorded in connection with the Company's HPU program. The charge is the result of a change in the assumptions for the liquidity, non-voting and forfeiture discounts used to value the 2002 through 2008 HPU plans. The employee participants in the plans purchased their interests in the plans based on the fair values originally determined at the applicable dates of grant of the original plans. The portion of the charge relating to the years ended December 31, 2002 through 2005 was determined pursuant to the requirements of SFAS No. 123 which was in effect for those years, and the portion relating to the first two quarters of the year ended December 31, 2006 was determined pursuant to SFAS No. 123R

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

which became effective January 1, 2006. The Company has concluded that the amount of stock-based compensation charges that should have been previously recorded were not material to any of its previously issued financial statements. The Company also concluded that the $4.5 million cumulative out-of-period charge was not material to the quarter or the fiscal year in which the charge was booked. As such, the charge was recorded in the Company's Consolidated Statements of Operations for the year ended December 31, 2006, rather than restating prior periods.

401(k) Plan

        Effective November 4, 1999, the Company implemented a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50% of the first 10% of the participant's annual compensation. The Company made gross contributions of approximately $1.5 million, $1.1 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 13—Earnings Per Share

        EPS is calculated using the two-class method, pursuant to EITF 03-6. The two-class method is required as the Company's HPU shares each have the right to receive dividends should dividends be declared on the Company's Common Stock. HPU holders are Company employees or former employees who purchased high performance common stock units under the Company's High Performance Unit Program. The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the years ended December 31, 2008, 2007 and 2006 for common shares (in thousands, except per share data):

	For the Years Ended December 31,
	2008	2007	2006
Income (loss) from continuing operations.	$(300,275)	$205,839	$307,496
Preferred dividend requirements	(42,320)	(42,320)	(42,320)

Net income (loss) allocable to common shareholders and HPU holders before income from discontinued operations and gain from discontinued operations, net	$(342,595)	$163,519	$265,176

Earnings allocable to common shares:
Numerator for basic earnings per share:
Income (loss) allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$(335,358)	$159,925	$258,790
Income from discontinued operations	15,382	24,733	42,066
Gain from discontinued operations, net	85,910	7,661	23,644

Net income (loss) allocable to common shareholders	$(234,066)	$192,319	$324,500

Numerator for diluted earnings per share:
Income (loss) allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net(1)	$(335,358)	$160,048	$258,967
Income from discontinued operations	15,382	24,738	42,076
Gain from discontinued operations, net	85,910	7,662	23,649

Net income (loss) allocable to common shareholders	$(234,066)	$192,448	$324,692

Denominator:
Weighted average common shares outstanding for basic earnings per common share	131,153	126,801	115,023
Add: effect of assumed shares issued under treasury stock method for stock options and restricted shares.	—	730	847
Add: effect of joint venture shares	—	261	349

Weighted average common shares outstanding for diluted earnings per common share	131,153	127,792	116,219

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 13—Earnings Per Share (Continued)

	For the Years Ended December 31,
	2008	2007	2006
Basic earnings per common share:
Income (loss) allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net(1)	$(2.56)	$1.26	$2.24
Income from discontinued operations	0.12	0.20	0.37
Gain from discontinued operations, net	0.66	0.06	0.21

Net income (loss) allocable to common shareholders	$(1.78)	$1.52	$2.82

Diluted earnings per common share:
Income (loss) allocable to common shareholders before income from discontinued operations and gain from discontinued operations, net	$(2.56)	$1.26	$2.23
Income from discontinued operations	0.12	0.19	0.36
Gain from discontinued operations, net	0.66	0.06	0.20

Net income (loss) allocable to common shareholders	$(1.78)	$1.51	$2.79

Explanatory Note:

(1)
For the years ended December 31, 2007 and 2006 includes the allocable portions of $85 and $115 of joint venture income, respectively.

        As more fully described in Note 12, HPU shares were sold to employees as part of a performance-based employee compensation plan. These HPU Shares are treated as a separate class of common stock under EITF 03-06. The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations for the years ended December 31, 2008, 2007 and 2006 for HPU shares (in thousands, except per share data):

	For the Years Ended December 31,
	2008	2007	2006
Earnings allocable to High Performance Units
Numerator for basic earnings per HPU share:
Income (loss) allocable to high performance units before income from discontinued operations and gain from discontinued operations, net	$(7,237)	$3,594	$6,386
Income from discontinued operations	333	554	1,038
Gain from discontinued operations, net	1,859	171	583

Net income (loss) allocable to high performance units	$(5,045)	$4,319	$8,007

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 13—Earnings Per Share (Continued)

	For the Years Ended December 31,
	2008	2007	2006
Numerator for diluted earnings per HPU share:
Income (loss) allocable to high performance units before income from discontinued operations and gain from discontinued operations, net(1)	$(7,237)	$3,556	$6,324
Income from discontinued operations	333	549	1,028
Gain from discontinued operations, net	1,859	170	578

Net income (loss) allocable to high performance units	$(5,045)	$4,275	$7,930

Denominator:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15	15

Basic earnings per HPU share:
Income (loss) allocable to high performance units before income from discontinued operations and gain from discontinued operations	$(482.46)	$239.60	$425.73
Income from discontinued operations	22.20	36.93	69.20
Gain from discontinued operations, net	123.93	11.40	38.87

Net income (loss) allocable to high performance units	$(336.33)	$287.93	$533.80

Diluted earnings per HPU share:
Income (loss) allocable to common shareholders before income from discontinued operations and gain from discontinued operations	$(482.46)	$237.07	$421.61
Income from discontinued operations	22.20	36.60	68.53
Gain from discontinued operations, net	123.93	11.33	38.53

Net income (loss) allocable to high performance units	$(336.33)	$285.00	$528.67

Explanatory Note:

(1)
For the years ended December 31, 2007 and 2006 includes the allocable portion of $85 and $115 of joint venture income, respectively.

        For the years ended December 31, 2008, 2007 and 2006, the following shares were anti-dilutive (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Common stock equivalents	91	—	—
Joint venture shares	298	88	—
Stock options	529	5	5
Restricted stock units	14,987	699	—

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

Notes to Consolidated Financial Statements (Continued)

Note 14—Comprehensive Income

        Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Total comprehensive income (loss) was $(192.8) million, $219.7 million and $377.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. The primary components of comprehensive income, other than net income, consist of amounts attributable to the Company's cash flow hedges and changes in the fair value of the Company's available-for-sale investments. The statement of comprehensive income is as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Net income (loss)	$(196,791)	$238,958	$374,827
Other comprehensive income:
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization	4,967	(2,566)	(148)
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization	3,401	(943)	(3,896)
Unrealized gains/(losses) on available-for-sale securities	(5,797)	(6,023)	2,139
Unrealized gains/(losses) on cash flow hedges	2,986	(9,719)	4,976
Unrealized gains/(losses) on cumulative translation adjustment	(1,554)	—	—

Comprehensive income (loss)	$(192,788)	$219,707	$377,898

        Unrealized gains/(losses) on available-for-sale securities, cash flow hedges and foreign currency translation adjustments are recorded as adjustments to shareholders' equity through "Accumulated other comprehensive income (losses)" on the Company's Consolidated Balance Sheets and are not included in net income unless realized.

        As of December 31, 2008 and 2007, accumulated other comprehensive income (losses) reflected in the Company's shareholders' equity is comprised of the following (in thousands):

	As of December 31,
	2008	2007
Unrealized gains/(losses) on available-for-sale securities	$(5,283)	$(4,453)
Unrealized gains/(losses) on cash flow hedges	8,544	2,158
Unrealized gains/(losses) on cumulative translation adjustment	(1,554)	—

Accumulated other comprehensive income (losses)	$1,707	$(2,295)

        The Company expects that $1.3 million of unrealized gains on cash flow hedges will be reclassified into earnings as a decrease to interest expense over the next twelve months.

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

        Total dividends declared by the Company aggregated $233.9 million, or $1.74 per share of Common Stock during the year ended December 31, 2008. Total dividends consisted of quarterly dividends of $0.87 which were declared on March 7, 2008 and July 1, 2008. No dividends were declared in the third and fourth quarter of 2008. For tax reporting purposes, the 2008 dividends were classified as 10.8% ($0.1886) ordinary dividend, 76.1% ($1.3244) 15% capital gain and 13.1% ($0.2270) 25% Section 1250 capital gain. Of the ordinary dividend 25.6% ($0.0483) qualifies as a qualifying dividend for those shareholders who held shares of the Company for the entire year. The Company also declared and paid dividends aggregating $8.0 million, $11.0 million, $7.8 million, $6.1 million and $9.4 million on its Series D, E, F, G and I preferred stock, respectively, for the year ended December 31, 2008.

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

        The Company pays dividends to the unit holders in the 2002, 2003 and 2004 HPU Plans in the same amount per equivalent share and on the same distribution dates as the Company's Common Stock, based on 0.8 million shares, 1.0 million shares and 1.0 million shares, respectively. Therefore, in connection with the common dividends declared during the year ended December 31, 2008, the Company paid dividends of $1.4 million, $1.7 million and $1.8 million to the unit holders in the 2002, 2003 and 2004 HPU Plans, respectively.

        The Company pays dividends on certain outstanding restricted stock units in the same amount per unit and on the same distribution dates as the Company's Common Stock. Therefore, in connection with the common dividends declared during the year ended December 31, 2008, the Company paid dividends of $2.5 million to employees based on restricted stock units outstanding as of March 17, 2008 and July 15, 2008.

Note 16—Fair Values of Financial Instruments

        The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities and for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis and establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires specified assets and liabilities measured at fair value to be classified and disclosed in one of the following three categories:

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

Notes to Consolidated Financial Statements (Continued)

Note 16—Fair Values of Financial Instruments (Continued)

        The following table summarizes the Company's financial instruments recorded at fair value by the above categories as of December 31, 2008 (in thousands):

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Recurring basis:
Financial Assets:
Derivative assets	$3,872	$—	$3,872	$—
Other lending investments—available-for-sale securities	$10,856	$10,856	$—	$—
Marketable securities	$8,083	$8,083	$—	$—
Financial Liabilities:
Derivative liabilities	$131	$—	$131	$—
Nonrecurring basis:
Financial Assets:
Impaired loans	$1,821,012	$—	$—	$1,821,012
Impaired other lending investments—securities	$10,128	$10,128	$—	$—
Impaired cost method investments	$3,888	$—	$—	$3,888

        The methods the Company used to estimate the fair values presented in the table are described more fully below for each type of asset and liability.

        Derivatives—The Company uses interest rate swaps, interest rate caps and foreign currency derivatives to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty's non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

        Securities—All of the Company's available-for-sale and impaired held-to-maturity debt and equity securities are actively traded in the secondary market and have been valued using quoted market prices.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 16—Fair Values of Financial Instruments (Continued)

        Impaired loans—The Company's loans identified as being impaired under the provisions of SFAS No. 114 are collateral dependent loans and are evaluated for impairment by comparing the estimated fair value of the underlying collateral, less costs to sell, to the carrying value of each loan. Due to the nature of the individual properties collateralizing the Company's loans, the Company generally uses the income approach through internally developed valuation models to estimate the fair value of the collateral. This approach requires the Company to make significant judgments in respect to discount rates and the timing and amounts of estimated future cash flows that are considered Level 3 inputs in accordance with SFAS No. 157. These cash flows include costs of completion, operating costs, and lot and unit sale prices.

        Cost method investments—The Company periodically evaluates its cost method investments to determine whether an event or change in circumstances has occurred in that period that may have a significant adverse effect on the fair value of the investment. If an impairment indicator is present, the Company estimates the fair value of the investment using internally developed valuation models that rely primarily on market comparables.

Disclosures about fair value of financial instruments

        In addition to the disclosures required by SFAS No. 157, SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires the disclosure of the estimated fair values of all financial instruments. Whereas SFAS No. 157 only requires disclosure regarding assets and liabilities recorded at fair value in the financial statements, SFAS No. 107 requires disclosures of estimated fair values for all financial instruments regardless of if they are recorded at fair value in the financial statements. The fair value of financial instruments presented in the table below are calculated in accordance with the provisions of SFAS No. 157, as described above. Quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. Because no quoted market prices exist for a significant part of the Company's financial instruments, the fair values of such instruments have been derived based on management's assumptions of the amount and timing of future cash flows and estimated discount rates.

        The book and fair values of financial instruments as of December 31, 2008 and 2007 were (in thousands):

	2008		2007
	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Loans and other lending investments, net	$10,586,644	$9,279,946	$11,167,265	$11,766,528
Derivative assets	3,872	3,872	17,929	17,929
Marketable securities	8,083	8,083	1,139	1,139
Cost method investments	3,888	3,888	—	—
Financial liabilities:
Debt obligations	$12,516,023	$6,277,177	$12,399,558	$11,523,065
Derivative liabilities	131	131	7,999	7,999

        The estimation methods for individual classifications of financial instruments in the table that were not previously described above, are described more fully below. Different assumptions could significantly

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 16—Fair Values of Financial Instruments (Continued)

affect these estimates. Accordingly, the net realizable values could be materially different from the estimates presented above.

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

        Loans and other lending investments—For the Company's interest in loans and other lending investments, the fair values were determined using a discounted cash flow analysis or applying a discount to carrying value to estimate fair value. For the discounted cash flow analysis, future contractual cash flows are discounted using estimated current market rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. In difficult market situations where credit performance is poor and liquidity is limited, management has observed that loans trade at a price in the market that is based on estimated recovery rates rather than on a discounted cash flow basis. As a result, when these conditions are present, the discount to carrying value method is used based on relative estimated trading values of similar assets in the market. In addition, the Company has used the carrying value net of specific reserves for non-performing loans, which represents the Company's estimated fair value of such loans (see Note 3 for further discussion).

        Other financial instruments—The carrying value of other financial instruments including restricted cash, accrued interest receivable, accounts payable, accrued expenses and other liabilities approximate the fair values of the instruments.

        Debt obligations—As of December 31, 2008, the Company used market quotes to determine fair values of its unsecured senior notes. For the remainder of its debt obligations, the Company determined fair values using estimated relative trading values of comparable debt based on characteristics such as collateral value, term to maturity and rates. As of December 31, 2007, the Company estimated the fair value of its debt obligations by discounting contractual cash flows through maturity using estimated market rates at which the Company could enter into similar financing arrangements.

Note 17—Segment Reporting

        Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in financial reports issued to shareholders.

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

investment activities and the financing thereof. The Corporate Tenant Leasing segment includes all of the Company's activities related to the ownership and leasing of corporate facilities.

        The Company evaluates performance based on the following financial measures for each segment (in thousands):

	Real Estate Lending	Corporate Tenant Leasing	Corporate/ Other(1)	Company Total
2008:
Total revenues(2)	$1,024,906	$322,192	$17,014	$1,364,112
Earnings from equity method investments	—	2,520	4,015	6,535
Total operating and interest expense(3)	1,294,613	190,285	841,617	2,326,515
Net operating income (loss)(4)	(269,707)	134,427	(820,588)	(955,868)
Total long-lived assets(5)	$10,586,644	$3,044,811	$—	$13,631,455
Total assets(6)(7)	11,037,624	3,330,907	928,217	15,296,748
2007:
Total revenues(2)	$1,088,323	$315,613	$8,750	$1,412,686
Earnings from equity method investments	—	7,347	22,279	29,626
Total operating and interest expense(3)	332,723	127,210	777,581	1,237,514
Net operating income (loss)(4)	755,600	195,750	(746,552)	204,798
Total long-lived assets(5)	$10,949,354	$3,309,866	$128,720	$14,387,940
Total assets(6)(7)	11,282,123	3,703,339	862,836	15,848,298
2006:
Total revenues(2)	$626,474	$303,139	$4,139	$933,752
Earnings (loss) from equity method investments	—	(458)	12,849	12,391
Total operating and interest expense(3)	20,483	117,404	499,553	637,440
Net operating income (loss)(4)	605,991	185,277	(482,565)	308,703
Total long-lived assets(5)	$6,799,850	$3,084,794	$146,502	$10,031,146
Total assets(6)(7)	6,881,423	3,288,276	890,296	11,059,995

Explanatory Notes:

(1)
Corporate/Other represents all corporate level items, including general and administrative expenses and any intercompany eliminations necessary to reconcile to the consolidated Company totals. This caption also includes the Company's timber operations, non-CTL related joint venture investments, strategic investments and marketable securities, which are not considered material separate segments.

(2)
Total revenue represents all revenue earned during the period from the assets in each segment. Revenue from the Real Estate Lending business primarily represents interest income and revenue from the Corporate Tenant Leasing business primarily represents operating lease income.

(3)
Total operating and interest expense includes provision for loan losses for the Real Estate Lending business and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. Interest expense on unsecured notes, the interim financing facility, unsecured and secured revolving credit facilities and general and administrative expense are included in Corporate/Other for all periods. Depreciation and amortization of $97.4 million, $86.2 million and $68.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, are included in the amounts presented above.

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

(6)
Goodwill included in Real Estate Lending at December 31, 2007 and 2006 was $39.1 million and $17.7 million, respectively. Goodwill included in Corporate Tenant Leasing at December 31, 2008 and 2007 was $4.2 million.

(7)
Intangible assets included in Real Estate Lending at December 31, 2007 and 2006 was $17.4 million and $1.4 million, respectively. Intangible assets included in Corporate Tenant Lease at December 31, 2008, 2007 and 2006 was $58.5 million, $69.9 million and $41.4 million, respectively. Intangible assets included in Corporate/Other at December 31, 2008, 2007 and 2006 was $2.7 million, $11.3 million and $9.2 million, respectively.

Note 18—Quarterly Financial Information (Unaudited)

        The following table sets forth the selected quarterly financial data for the Company (in thousands, except per share amounts).

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
2008(1):
Revenue	$289,909	$339,667	$321,310	$413,225
Net income (loss)	(12,517)	(301,756)	31,091	86,389
Net income (loss) allocable to common shareholders	(22,575)	(305,819)	20,087	74,240
Net income (loss) allocable to HPU holders	(522)	(6,517)	424	1,569
Net income (loss) per common share—basic	$(0.18)	$(2.30)	$0.15	$0.55
Net income (loss) per common share—diluted	$(0.18)	$(2.30)	$0.15	$0.55
Net income (loss) per HPU share—basic	$(34.80)	$(434.47)	$28.27	$104.60
Net income (loss) per HPU share—diluted	$(34.80)	$(434.47)	$28.20	$104.20
Weighted average common shares outstanding—basic	122,809	133,199	134,399	134,262
Weighted average common shares outstanding—diluted	122,809	133,199	134,867	134,862
Weighted average HPU shares outstanding—basic and diluted	15	15	15	15
2007(2):
Revenue	$410,280	$415,877	$305,347	$281,181
Net income (loss)	(69,845)	105,644	109,062	94,096
Net income (loss) allocable to common shareholders	(78,671)	92,978	96,325	81,686
Net income (loss) allocable to HPU holders	(1,754)	2,086	2,157	1,830
Net income (loss) per common share—basic	$(0.62)	$0.74	$0.76	$0.64
Net income (loss) per common share—diluted	$(0.62)	$0.73	$0.75	$0.64
Net income per (loss) HPU share—basic	$(116.93)	$139.07	$143.80	$122.00
Net income per (loss) HPU share—diluted	$(116.47)	$138.07	$142.53	$120.93
Weighted average common shares outstanding—basic	127,267	126,488	126,753	126,693
Weighted average common shares outstanding—diluted	127,798	127,508	127,963	127,867
Weighted average HPU shares outstanding—basic and diluted	15	15	15	15

Explanatory Notes:

(1)
During the quarter ended June 30, the Company recorded gains of $285.1 million on the sales of TimberStar Southwest and Maine timber properties and non-cash impairment charges of $96.8 million for impairments of goodwill and other assets.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 18—Quarterly Financial Information (Unaudited) (Continued)

  During the quarters ended September 30 and December 31, the Company repurchased senior unsecured notes and recorded an aggregate net gain on early extinguishment of debt of $68.3 million and $323.0 million, respectively. In addition the Company recorded non-cash impairment charges of $88.1 million and $150.0 million, respectively, for impairments of other intangible assets.

(2)
During the quarter ended June 30, the Company completed the acquisition of Fremont CRE (see Note 4). During the quarter ended December 31, the Company recorded a $144.2 million non-cash charge associated with the impairment of other assets.

Note 19—Subsequent Events

        Subsequent to year end, the Company received the requisite consents and commitments for a new secured facility and restructuring of existing bank facilities. The Company expects that if completed, the principal amount of the new secured facility would be between $700 million and $1.0 billion. If completed, the new secured facility would mature in June 2012 and would bear interest at a rate of LIBOR + 2.50%. Lenders who participate in the new secured loan would receive collateral security for their outstanding unsecured positions in the Company's existing unsecured bank lines, and the interest on these loans would increase to LIBOR + 1.50%. The new facilities would also provide for additional operating flexibility through the modification of certain financial covenants. The new secured facility and the restructuring of the existing facilities are currently expected to close in March. However, they are subject to closing conditions including the negotiation of definitive documents. There can be no assurance that these transactions will be completed in this timeframe or at all.

iStar Financial Inc.

Schedule II—Valuation and Qualifying Accounts and Reserves

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other Charges	Deductions	Balance at End of Period
For the Year Ended December 31, 2006
Reserve for loan losses(1)(2)	$46,876	$14,000	$—	$(8,675)	$52,201
Allowance for doubtful accounts(2)	1,235	475	—	—	1,710

	$48,111	$14,475	$—	$(8,675)	$53,911
For the Year Ended December 31, 2007
Reserve for loan losses(1)(2)	$52,201	$185,000	$—	$(19,291)	$217,910
Allowance for doubtful accounts(2)	1,710	697	—	—	2,407

	$53,911	$185,697	$—	$(19,291)	$220,317
For the Year Ended December 31, 2008
Reserve for loan losses(1)(2)	$217,910	$1,029,322	$—	$(270,444)	$976,788
Allowance for doubtful accounts(2)	2,407	2,928	—	—	5,335

	$220,317	$1,032,250	$—	$(270,444)	$982,123

Explanatory Notes:

(1)
See Note 5 to the Company's Consolidated Financial Statements.

(2)
See Note 3 to the Company's Consolidated Financial Statements.

iStar Financial Inc.

Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation

As of December 31, 2008

(Dollars in thousands)

							Gross Amount Carried at Close of Period
				Initial Cost to Company
						Cost Capitalized Subsequent to Acquisition
Location	State	Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
OFFICE FACILITIES:
Tempe	AZ	$		$1,512	$9,732	$524	$1,512	$10,256	$11,768	$2,403	1999	40.0
Tempe	AZ		—	1,033	6,652	379	1,033	7,031	8,064	1,633	1999	40.0
Tempe	AZ		—	1,033	6,652	836	1,033	7,488	8,521	1,850	1999	40.0
Tempe	AZ		—	1,033	6,652	2,273	1,033	8,925	9,958	2,658	1999	40.0
Tempe	AZ		—	701	4,339	815	701	5,154	5,855	1,451	1999	40.0
Commerce	CA		16,485	3,454	12,915	—	3,454	12,915	16,369	2,960	1999	40.0
Dublin	CA		89,863	17,040	84,549	—	17,040	84,549	101,589	14,551	2002	40.0
El Segundo	CA		26,215	6,813	31,974	—	6,813	31,974	38,787	2,422	2005	40.0
Milpitas	CA		—	4,139	5,064	792	4,139	5,856	9,995	1,015	2002	40.0
Mountain View	CA		26,632	12,834	28,158	2,043	12,834	30,201	43,035	6,978	1999	40.0
Mountain View	CA		12,532	5,798	12,720	1,286	5,798	14,006	19,804	3,285	1999	40.0
Newbury Park	CA		27,428	4,563	24,911	—	4,563	24,911	29,474	5,709	1999	40.0
Palo Alto	CA		—	—	19,168	118	—	19,286	19,286	4,408	1999	40.0
Redondo Beach	CA		18,110	2,598	9,212	—	2,598	9,212	11,810	2,111	1999	40.0
Englewood	CO		—	1,757	16,930	808	1,757	17,738	19,495	3,964	1999	40.0
Englewood	CO		8,787	2,967	15,008	2,109	2,967	17,117	20,084	4,182	1999	40.0
Englewood	CO		31,271	8,536	27,428	13,522	8,536	40,950	49,486	9,093	1999	40.0
Ft. Collins	CO		9,603	—	16,752	48	—	16,800	16,800	2,834	2002	40.0
Plantation	FL		30,973	7,125	23,648	255	7,125	23,903	31,028	2,992	2003	40.0
Tampa	FL		20,071	1,920	18,435	—	1,920	18,435	20,355	3,214	2002	40.0
Alpharetta	GA		—	905	6,744	238	905	6,982	7,887	1,692	1999	40.0
Atlanta	GA		41,429	5,709	49,091	12,827	5,709	61,918	67,627	14,792	1999	40.0
Lisle	IL		—	6,153	14,993	(14,983)	6,153	10	6,163	3	1999	40.0
Vernon Hills	IL		8,907	1,400	12,597	2,519	1,400	15,116	16,516	3,509	1999	40.0
Chelmsford	MA		16,821	1,600	21,947	62	1,600	22,009	23,609	3,715	2002	40.0
Quincy	MA		15,882	3,562	23,420	1,510	3,562	24,930	28,492	5,730	1999	40.0
Largo	MD		16,425	1,800	18,706	37	1,800	18,743	20,543	3,084	2002	40.0
Detroit	MI		—	5,374	114,956	777	5,374	115,733	121,107	5,202	2007	40.0
Jersey City	NJ		135,000	15,667	162,578	1,206	15,667	163,784	179,451	21,420	2003	40.0
Mt. Laurel	NJ		56,898	7,726	74,429	10	7,724	74,441	82,165	11,281	2002	40.0
Parsippany	NJ		27,574	8,242	31,758	—	8,242	31,758	40,000	4,580	2003	40.0
Riverview	NJ		12,945	1,008	13,763	(81)	1,008	13,682	14,690	1,673	2004	40.0
Riverview	NJ		24,397	2,456	28,955	306	2,456	29,261	31,717	3,549	2004	40.0
Columbus	OH		—	1,274	10,326	65	1,274	10,391	11,665	1,878	2001	40.0
Harrisburg	PA		16,185	690	26,098	(49)	690	26,049	26,739	4,750	2001	40.0
Memphis	TN		—	2,702	25,129	49	2,702	25,178	27,880	5,763	1999	40.0
Dallas	TX		5,205	1,918	4,632	1,853	1,918	6,485	8,403	1,335	1999	40.0
Irving	TX		30,789	6,083	42,016	—	6,083	42,016	48,099	9,629	1999	40.0
Irving	TX		—	1,364	10,628	7,172	2,373	16,791	19,164	4,539	1999	40.0
Irving	TX		—	1,804	5,815	557	1,804	6,372	8,176	1,433	1999	40.0
Irving	TX		—	3,363	21,376	17	3,363	21,393	24,756	4,899	1999	40.0
Richardson	TX		—	1,233	15,160	608	1,233	15,768	17,001	3,434	1999	40.0
Richardson	TX		—	2,932	31,235	5,059	2,932	36,294	39,226	8,188	1999	40.0
Richardson	TX		—	1,230	5,660	1,428	1,230	7,088	8,318	2,154	1999	40.0
McLean	VA		113,669	20,110	125,516	95	20,110	125,611	145,721	20,824	2002	40.0
Reston	VA		17,872	4,436	22,362	9,996	4,436	32,358	36,794	8,581	1999	40.0
Milwaukee	WI		—	1,875	13,914	3	1,875	13,917	15,792	3,189	1999	40.0

Subtotal			857,968	197,472	1,314,703	57,089	198,479	1,370,785	1,569,264	240,539

iStar Financial Inc.

Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation

As of December 31, 2008

(Dollars in thousands)

						Gross Amount Carried at Close of Period
			Initial Cost to Company
					Cost Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
INDUSTRIAL FACILITIES:
Los Angeles	CA	—	11,635	19,515	6,223	11,635	25,738	37,373	680	2007	40.0
Oxnard	CA	—	741	494	3	741	497	1,238	36	2006	40.0
San Diego	CA	—	1,343	1,669	2	1,343	1,671	3,014	89	2006	40.0
Burlingame	CA	—	1,219	3,470	(659)	1,043	2,987	4,030	215	1999	40.0
City of Industry	CA	—	5,002	11,765	1	5,002	11,766	16,768	2,696	1999	40.0
Fremont	CA	—	654	4,591	156	654	4,747	5,401	1,072	1999	40.0
Fremont	CA	—	1,086	7,964	1,060	1,086	9,024	10,110	1,856	1999	40.0
Millbrae	CA	—	741	2,107	9	741	2,116	2,857	486	1999	40.0
Milpitas	CA	—	4,880	12,367	2,743	4,880	15,110	19,990	2,953	1999	40.0
Milpitas	CA	—	6,857	8,378	308	6,856	8,687	15,543	1,703	2002	40.0
Milpitas	CA	—	4,095	8,323	1,586	4,095	9,909	14,004	2,005	1999	40.0
Milpitas	CA	9,451	9,802	12,116	6,253	9,802	18,369	28,171	2,836	2002	40.0
Milpitas	CA	—	5,051	6,170	328	5,051	6,498	11,549	1,292	2002	40.0
Milpitas	CA	—	4,119	5,034	17	4,119	5,051	9,170	1,002	2002	40.0
Milpitas	CA	—	3,044	3,716	1,196	3,044	4,912	7,956	840	2002	40.0
Milpitas	CA	—	2,633	3,219	290	2,633	3,509	6,142	698	2002	40.0
Milpitas	CA	—	3,000	3,669	1,047	3,000	4,716	7,716	1,153	2002	40.0
Milpitas	CA	—	4,600	5,627	1,491	4,600	7,118	11,718	1,202	2002	40.0
Milpitas	CA	—	5,617	6,877	5,501	5,619	12,376	17,995	2,115	2002	40.0
San Jose	CA	14,732	9,677	23,288	5,895	9,677	29,183	38,860	6,766	1999	40.0
Sunnyvale	CA	—	15,708	27,987	5,667	15,708	33,654	49,362	8,828	2004	40.0
Walnut Creek	CA	5,411	571	5,874	2,223	571	8,097	8,668	2,113	1999	40.0
Walnut Creek	CA	—	808	8,306	629	808	8,935	9,743	2,298	1999	40.0
Golden	CO	—	645	684	(8)	645	676	1,321	39	2006	40.0
Aurora	CO	4,304	580	3,677	(32)	580	3,645	4,225	669	2001	40.0
Jacksonville	FL	—	322	323	(5)	322	318	640	19	2006	40.0
Jacksonville	FL	—	3,510	20,846	8,141	3,510	28,987	32,497	429	2007	40.0
Jacksonville	FL	—	2,310	5,435	—	2,310	5,435	7,745	1,245	1999	40.0
Miami	FL	—	3,048	8,676	2	3,048	8,678	11,726	1,988	1999	40.0
Miami	FL	—	1,612	4,586	(1,406)	1,241	3,551	4,792	141	1999	40.0
Orlando	FL	—	1,476	4,198	(4,554)	450	670	1,120	7	1999	40.0
Atlanta	GA	—	2,791	24,637	603	2,791	25,240	28,031	741	2007	40.0
McDonough	GA	14,556	1,900	14,318	(796)	1,900	13,522	15,422	2,513	2001	40.0
Stockbridge	GA	18,700	1,350	18,393	69	1,350	18,462	19,812	3,229	2001	40.0
DeKalb	IL	28,482	1,600	28,015	561	1,600	28,576	30,176	4,918	2001	40.0
Dixon	IL	10,482	519	15,363	—	519	15,363	15,882	2,018	2003	40.0
Lincolnshire	IL	—	3,192	7,507	—	3,192	7,507	10,699	1,720	1999	40.0
Bristol	IN	—	462	9,224	—	462	9,224	9,686	549	2007	40.0
Seymour	IN	14,802	550	22,240	1,268	550	23,508	24,058	4,510	2000	40.0
South Bend	IN	—	140	4,640	717	140	5,357	5,497	1,275	1999	40.0
Campbellsville	KY	18,018	400	17,219	45	400	17,264	17,664	2,636	2002	40.0
Everett	MA	—	7,439	21,774	10,845	7,439	32,619	40,058	482	2007	40.0
Milford	MA	15,492	834	20,991	2	834	20,993	21,827	2,208	2004	40.0
Baltimore	MD	—	1,535	9,324	179	1,535	9,503	11,038	2,166	1999	40.0
Montague	MI	—	598	9,814	1	598	9,815	10,413	590	2007	40.0
Bloomington	MN		403	1,147	(344)	1,206	—	1,206	—	1999	40.0
Little Falls	MN	—	6,705	17,690	15	6,225	18,185	24,410	1,777	2005	40.0

iStar Financial Inc.

Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation

As of December 31, 2008

(Dollars in thousands)

						Gross Amount Carried at Close of Period
			Initial Cost to Company
					Cost Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Belmont	NC	5,503	680	5,947	2	680	5,949	6,629	627	2004	40.0
Newington	NH	—	—	13,546	1	—	13,547	13,547	1,434	2004	40.0
Elizabeth	NJ	—	8,368	15,376	21,185	8,368	36,561	44,929	609	2007	40.0
Las Vegas	NV	—	4,137	2,963	—	4,137	2,963	7,100	209	2006	40.0
Reno	NV	—	248	707	8	248	715	963	162	1999	40.0
Astoria	NY	—	897	2,555	(931)	655	1,866	2,521	118	1999	40.0
Astoria	NY	—	1,796	5,108	4	1,796	5,112	6,908	1,172	1999	40.0
Lockbourne	OH	17,609	2,000	17,320	(664)	2,000	16,656	18,656	3,040	2001	40.0
Richfield	OH	13,642	2,327	—	12,210	2,327	12,210	14,537	2,205	2000	40.0
York	PA	31,226	2,850	30,713	(480)	2,850	30,233	33,083	5,391	2001	40.0
Memphis	TN	—	1,486	23,279	820	1,486	24,099	25,585	5,431	1999	40.0
Houston	TX	—	3,213	4,105	9	3,213	4,114	7,327	216	2006	40.0
La Porte	TX	—	1,631	27,858	(188)	1,631	27,670	29,301	757	2007	40.0
Farmers Branch	TX	—	1,314	8,903	52	1,314	8,955	10,269	2,046	1999	40.0
Houston	TX	28,802	2,500	25,743	32	2,500	25,775	28,275	4,479	2001	40.0
Richardson	TX	5,220	858	8,556	1,817	858	10,373	11,231	2,295	1999	40.0
Terrell	TX	22,533	400	22,163	1,311	400	23,474	23,874	3,891	2001	40.0
Chesapeake	VA	—	2,619	28,481	351	2,619	28,832	31,451	847	2007	40.0

Subtotal		278,965	184,128	726,570	92,811	182,637	820,872	1,003,509	115,732

GROUND LEASE:
Lanham	MD	—	2,486	—	—	2,486	—	2,486	112	1999	70.0
Dallas	TX	—	3,375	—	—	3,375	—	3,375	—	2005	—
Dallas	TX	—	3,621	—	—	3,621	—	3,621	—	2005	—

Subtotal		—	9,482	—	—	9,482	—	9,482	112

LAND:
San Jose	CA	—	68,155	—	—	68,155	—	68,155	250		—

Subtotal		—	68,155	—	—	68,155	—	68,155	250

ENTERTAINMENT
Decatur	AL	—	277	357	—	277	359	636	43	2004	40.0
Huntsville	AL	—	319	414	—	319	414	733	50	2004	40.0
Chandler	AZ	—	793	1,025	—	793	1,027	1,820	124	2004	40.0
Chandler	AZ	—	521	673	—	521	673	1,194	82	2004	40.0
Glendale	AZ	—	305	393	—	305	394	699	48	2004	40.0
Mesa	AZ	—	630	813	—	630	815	1,445	99	2004	40.0
Peoria	AZ	—	590	762	—	590	764	1,354	93	2004	40.0
Phoenix	AZ	—	476	615	—	476	616	1,092	75	2004	40.0
Phoenix	AZ	—	654	844	—	654	845	1,499	102	2004	40.0
Phoenix	AZ	—	666	861	—	666	862	1,528	104	2004	40.0
Tempe	AZ	—	460	595	—	460	596	1,056	72	2004	40.0
Alameda	CA	—	1,097	1,417	29	1,097	1,421	2,518	172	2004	40.0
Bakersfield	CA	—	434	560	—	434	560	994	68	2004	40.0
Bakersfield	CA	—	332	428	—	332	429	761	52	2004	40.0
Mar Vista	CA	—	1,642	2,120	—	1,642	2,124	3,766	257	2004	40.0
Milpitas	CA	—	676	874	—	676	876	1,552	106	2004	40.0
Riverside	CA	—	720	930	—	720	932	1,652	113	2004	40.0
Rocklin	CA	—	574	742	—	574	743	1,317	90	2004	40.0
Sacramento	CA	—	392	507	—	392	508	900	61	2004	40.0

iStar Financial Inc.

Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation

As of December 31, 2008

(Dollars in thousands)

						Gross Amount Carried at Close of Period
			Initial Cost to Company
					Cost Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
San Bernardino	CA	—	358	463	—	358	464	822	56	2004	40.0
San Diego	CA	—	—	18,000	—	—	18,000	18,000	2,216	2003	40.0
San Marcos	CA	—	852	1,100	—	852	1,101	1,953	133	2004	40.0
Santa Clara	CA	—	1,572	2,030	—	1,572	2,034	3,606	246	2004	40.0
Thousand Oaks	CA	—	—	1,953	19,733	—	21,687	21,687	—	2008
Torrance	CA	—	659	851	—	659	852	1,511	103	2004	40.0
Visalia	CA	—	562	727	—	562	729	1,291	88	2004	40.0
Whittier	CA	—	896	1,157	—	896	1,159	2,055	140	2004	40.0
Arvada	CO	—	466	601	—	466	602	1,068	73	2004	40.0
Aurora	CO	—	640	826	—	640	827	1,467	100	2004	40.0
Denver	CO	—	729	941	—	729	944	1,673	114	2004	40.0
Englewood	CO	—	536	693	—	536	694	1,230	84	2004	40.0
Littleton	CO	—	412	532	—	412	533	945	65	2004	40.0
Littleton	CO	—	901	1,163	30	901	1,165	2,066	141	2004	40.0
Milford	CT	—	1,097	1,418	9	1,097	1,420	2,517	172	2004	40.0
Old Saybrook	CT	—	330	425	—	330	426	756	52	2004	40.0
Wilmington	DE	—	1,076	1,390	—	1,076	1,390	2,466	169	2004	40.0
Boca Raton	FL	—	—	41,809	—	—	41,808	41,808	5,936	2005	27.0
Boynton Beach	FL	—	412	531	—	412	531	943	65	2004	40.0
Boynton Beach	FL	—	6,550	—	17,117	6,533	17,134	23,667	711	2006	40.0
Bradenton	FL	—	1,067	1,379	—	1,067	1,382	2,449	167	2004	40.0
Clearwater	FL	—	340	439	—	340	439	779	53	2004	40.0
Davie	FL	—	401	519	—	401	520	921	63	2004	40.0
Gainesville	FL	—	507	654	—	507	655	1,162	79	2004	40.0
Lakeland	FL	—	282	364	—	282	364	646	44	2004	40.0
Leesburg	FL	—	352	454	—	352	455	807	55	2004	40.0
Longwood	FL	—	404	523	—	404	524	928	63	2004	40.0
Ocala	FL	—	437	565	—	437	567	1,004	69	2004	40.0
Ocala	FL	—	532	687	—	532	689	1,221	83	2004	40.0
Ocala	FL	—	379	489	—	379	490	869	59	2004	40.0
Orange City	FL	—	486	627	—	486	629	1,115	76	2004	40.0
Orlando	FL	—	433	560	—	433	561	994	68	2004	40.0
Pembroke Pines	FL	—	497	642	—	497	643	1,140	78	2004	40.0
Sarasota	FL	—	643	831	17	643	833	1,476	101	2004	40.0
St. Petersburg	FL	—	4,200	18,272	—	4,200	18,272	22,472	1,757	2005	40.0
Tampa	FL	—	551	712	—	551	714	1,265	86	2004	40.0
Tampa	FL	—	364	470	—	364	470	834	57	2004	40.0
Venice	FL	—	507	654	—	507	656	1,163	79	2004	40.0
W. Palm Beach	FL	—	—	19,337	—	—	19,337	19,337	1,859	2005	40.0
Atlanta	GA	—	510	659	—	510	660	1,170	80	2004	40.0
Augusta	GA	—	286	370	—	286	371	657	45	2004	40.0
Conyers	GA	—	474	611	—	474	613	1,087	74	2004	40.0
Marietta	GA	—	581	750	—	581	752	1,333	91	2004	40.0
Savannah	GA	—	718	929	—	718	930	1,648	113	2004	40.0
Snellville	GA	—	546	704	—	546	706	1,252	86	2004	40.0
Woodstock	GA	—	502	650	—	502	651	1,153	79	2004	40.0
Des Moines	IA	—	425	550	—	425	551	976	67	2004	40.0
Bloomington	IL	—	335	433	9	335	434	769	53	2004	40.0
Bolingbrook	IL	—	481	620	—	481	622	1,103	75	2004	40.0
Chicago	IL	—	8,803	57	30,478	8,803	30,535	39,338	1,000	2006	40.0

iStar Financial Inc.

Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation

As of December 31, 2008

(Dollars in thousands)

						Gross Amount Carried at Close of Period
			Initial Cost to Company
					Cost Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Lyons	IL	—	433	559	12	433	560	993	68	2004	40.0
Springfield	IL	—	431	556	—	431	557	988	67	2004	40.0
Evansville	IN	—	542	700	—	542	701	1,243	85	2004	40.0
Louisville	KY	—	417	538	—	417	539	956	65	2004	40.0
Louisville	KY	—	365	472	—	365	473	838	57	2004	40.0
Auburn	MA	—	523	676	—	523	678	1,201	82	2004	40.0
Chicopee	MA	—	548	709	—	548	711	1,259	86	2004	40.0
Somerset	MA	—	519	671	—	519	672	1,191	81	2004	40.0
Taunton	MA	—	344	444	—	344	445	789	54	2004	40.0
Baltimore	MD	—	428	552	—	428	554	982	67	2004	40.0
Baltimore	MD	—	575	743	15	575	745	1,320	90	2004	40.0
Baltimore	MD	—	362	467	—	362	468	830	57	2004	40.0
Gaithersburg	MD	—	884	1,143	—	884	1,145	2,029	139	2004	40.0
Glen Burnie	MD	—	371	480	—	371	481	852	58	2004	40.0
Hyattsville	MD	—	399	517	—	399	518	917	63	2004	40.0
Laurel	MD	—	649	837	—	649	839	1,488	102	2004	40.0
Linthicum	MD	—	366	473	—	366	473	839	57	2004	40.0
Pikesville	MD	—	398	515	—	398	516	914	62	2004	40.0
Randallstown	MD	—	388	504	—	388	505	893	61	2004	40.0
Timonium	MD	—	1,126	1,454	—	1,126	1,458	2,584	177	2004	40.0
Benton Harbor	MI	—	309	399	—	309	400	709	48	2004	40.0
Flint	MI	—	516	666	—	516	667	1,183	81	2004	40.0
Grand Rapids	MI	—	554	716	—	554	718	1,272	87	2004	40.0
Jackson	MI	—	387	499	—	387	500	887	61	2004	40.0
Roseville	MI	—	533	689	—	533	691	1,224	84	2004	40.0
Sturgis	MI	—	356	459	—	356	460	816	56	2004	40.0
Brooklyn Center	MN	—	666	859	—	666	861	1,527	104	2004	40.0
Burnsville	MN	—	2,962	—	13,234	2,962	13,234	16,196	163	2006	—
Fridley	MN	—	359	463	—	359	465	824	56	2004	40.0
Rochester	MN	—	2,437	8,715	—	2,437	8,715	11,152	459	2006	40.0
Columbia	MO	—	334	431	—	334	432	766	52	2004	40.0
Florissant	MO	—	404	522	—	404	523	927	63	2004	40.0
Kansas City	MO	—	462	596	—	462	597	1,059	72	2004	40.0
North Kansas City	MO	—	878	1,137	—	878	1,139	2,017	138	2004	40.0
Asheville	NC	—	397	512	—	397	513	910	62	2004	40.0
Cary	NC	—	476	614	—	476	615	1,091	75	2004	40.0
Charlotte	NC	—	410	529	—	410	530	940	64	2004	40.0
Charlotte	NC	—	402	519	—	402	520	922	63	2004	40.0
Durham	NC	—	948	1,224	25	948	1,227	2,175	149	2004	40.0
Goldsboro	NC	—	259	335	7	259	336	595	41	2004	40.0
Greensboro	NC	—	349	451	—	349	452	801	55	2004	40.0
Greenville	NC	—	640	826	—	640	828	1,468	100	2004	40.0
Hickory	NC	—	409	529	—	409	531	940	64	2004	40.0
Matthews	NC	—	965	1,247	—	965	1,249	2,214	151	2004	40.0
Raleigh	NC	—	475	613	—	475	615	1,090	74	2004	40.0
Winston-Salem	NC	—	494	637	—	494	638	1,132	77	2004	40.0
Aberdeen	NJ	—	1,560	2,016	—	1,560	2,019	3,579	245	2004	40.0
Wallington	NJ	—	830	1,072	—	830	1,075	1,905	130	2004	40.0
Reno	NV	—	440	568	—	440	569	1,009	69	2004	40.0
Bay Shore	NY	—	603	778	—	603	779	1,382	94	2004	40.0

iStar Financial Inc.

Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation

As of December 31, 2008

(Dollars in thousands)

						Gross Amount Carried at Close of Period
			Initial Cost to Company
					Cost Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Centereach	NY	—	442	570	12	442	571	1,013	69	2004	40.0
Cheektowaga	NY	—	562	726	15	562	728	1,290	88	2004	40.0
Cheektowaga	NY	—	385	498	—	385	499	884	60	2004	40.0
Depew	NY	—	350	452	—	350	453	803	55	2004	40.0
Fairport	NY	—	326	420	9	326	421	747	51	2004	40.0
Melville	NY	—	494	639	—	494	640	1,134	78	2004	40.0
Rochester	NY	—	320	413	—	320	414	734	50	2004	40.0
Rochester	NY	—	399	515	—	399	516	915	63	2004	40.0
Sayville	NY	—	959	1,238	—	959	1,240	2,199	150	2004	40.0
Shirley	NY	—	587	759	—	587	761	1,348	92	2004	40.0
Smithtown	NY	—	521	674	—	521	675	1,196	82	2004	40.0
Syosset	NY	—	711	917	—	711	920	1,631	111	2004	40.0
Syracuse	NY	—	558	722	—	558	723	1,281	88	2004	40.0
Wantagh	NY	—	747	965	—	747	967	1,714	117	2004	40.0
Webster	NY	—	683	883	—	683	885	1,568	107	2004	40.0
West Babylon	NY	—	1,492	1,928	—	1,492	1,933	3,425	234	2004	40.0
White Plains	NY	—	1,471	1,901	—	1,471	1,904	3,375	231	2004	40.0
Canton	OH	—	434	560	—	434	562	996	68	2004	40.0
Columbus	OH	—	967	1,250	—	967	1,252	2,219	152	2004	40.0
Grove City	OH	—	281	364	—	281	365	646	44	2004	40.0
Medina	OH	—	393	507	—	393	508	901	62	2004	40.0
Edmond	OK	—	431	556	—	431	557	988	67	2004	40.0
Tulsa	OK	—	954	1,232	—	954	1,235	2,189	150	2004	40.0
Albany	OR	—	373	483	—	373	484	857	59	2004	40.0
Salem	OR	—	393	507	—	393	508	901	62	2004	40.0
Boothwyn	PA	—	407	526	11	407	527	934	64	2004	40.0
Croydon	PA	—	421	543	11	421	544	965	66	2004	40.0
Pittsburgh	PA	—	409	528	—	409	528	937	64	2004	40.0
Pittsburgh	PA	—	407	527	—	407	527	934	64	2004	40.0
San Juan	PR	—	950	1,227	—	950	1,230	2,180	149	2004	40.0
Cranston	RI	—	850	1,098	—	850	1,100	1,950	133	2004	40.0
Charleston	SC	—	943	1,218	—	943	1,220	2,163	148	2004	40.0
Greenville	SC	—	332	428	9	332	429	761	52	2004	40.0
Hilton Head	SC	—	924	1,193	—	924	1,196	2,120	145	2004	40.0
Nashville	TN	—	260	337	—	260	338	598	41	2004	40.0
Addison	TX	—	1,045	1,350	—	1,045	1,353	2,398	164	2004	40.0
Arlington	TX	—	593	765	16	593	767	1,360	93	2004	40.0
Austin	TX	—	985	1,273	—	985	1,276	2,261	155	2004	40.0
Conroe	TX	—	838	1,082	23	838	1,083	1,921	131	2004	40.0
Corpus Christi	TX	—	528	681	14	528	682	1,210	83	2004	40.0
Desoto	TX	—	480	621	—	480	622	1,102	75	2004	40.0
Euless	TX	—	975	1,258	—	975	1,261	2,236	153	2004	40.0
Garland	TX	—	1,108	1,431	—	1,108	1,433	2,541	174	2004	40.0
Houston	TX	—	425	548	—	425	549	974	67	2004	40.0
Houston	TX	—	518	670	—	518	671	1,189	81	2004	40.0
Houston	TX	—	758	979	—	758	981	1,739	119	2004	40.0
Houston	TX	—	399	516	—	399	517	916	63	2004	40.0
Houston	TX	—	375	484	—	375	485	860	59	2004	40.0
Humble	TX	—	438	566	—	438	567	1,005	69	2004	40.0
Hurst	TX	—	285	369	—	285	369	654	45	2004	40.0

iStar Financial Inc.

Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation

As of December 31, 2008

(Dollars in thousands)

						Gross Amount Carried at Close of Period
			Initial Cost to Company
					Cost Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Irving	TX	—	554	717	—	554	718	1,272	87	2004	40.0
Lewisville	TX	—	561	724	—	561	726	1,287	88	2004	40.0
Richardson	TX	—	753	974	—	753	976	1,729	118	2004	40.0
San Antonio	TX	—	521	674	—	521	675	1,196	82	2004	40.0
Stafford	TX	—	634	820	—	634	821	1,455	99	2004	40.0
Waco	TX	—	379	490	—	379	491	870	59	2004	40.0
Webster	TX	—	592	764	—	592	766	1,358	93	2004	40.0
Salt Lake City	UT	—	624	806	—	624	808	1,432	98	2004	40.0
Centreville	VA	—	1,134	1,464	—	1,134	1,467	2,601	178	2004	40.0
Chesapeake	VA	—	845	1,091	—	845	1,094	1,939	132	2004	40.0
Chesapeake	VA	—	884	1,143	—	884	1,145	2,029	139	2004	40.0
Fredericksburg	VA	—	953	1,230	—	953	1,233	2,186	149	2004	40.0
Grafton	VA	—	487	630	—	487	632	1,119	76	2004	40.0
Lynchburg	VA	—	425	549	11	425	550	975	67	2004	40.0
Mechanicsville	VA	—	1,151	1,488	—	1,151	1,490	2,641	180	2004	40.0
Norfolk	VA	—	546	706	—	546	707	1,253	86	2004	40.0
Petersburg	VA	—	851	1,100	—	851	1,103	1,954	134	2004	40.0
Richmond	VA	—	819	1,058	—	819	1,061	1,880	128	2004	40.0
Richmond	VA	—	958	1,237	—	958	1,240	2,198	150	2004	40.0
Virginia Beach	VA	—	788	1,018	—	788	1,020	1,808	124	2004	40.0
Williamsburg	VA	—	554	715	—	554	716	1,270	87	2004	40.0
Quincy	WA	—	1,500	6,500	—	1,500	6,500	8,000	985	2003	40.0
Milwaukee	WI	—	521	673	14	521	685	1,206	82	2004	40.0
S. Milwaukee	WI	—	413	534	—	413	535	948	65	2004	40.0
Waukesha	WI	—	542	700	—	542	702	1,244	85	2004	40.0
Wauwatosa	WI	—	793	1,023	—	793	1,025	1,818	124	2004	40.0
West Allis	WI	—	1,124	1,452	—	1,124	1,455	2,579	177	2004	40.0

Subtotal		—	137,323	257,859	80,860	137,306	338,736	476,042	32,468

RETAIL
Mobile	AL	—	2,377	3,978	69	2,408	4,016	6,424	452	2004	39.0
Chandler	AZ	21,901	8,374	5,394	23,042	8,223	28,587	36,810	2,487	2004	36.5
Scottsdale	AZ	8,760	3,284	8,258	(35)	3,274	8,233	11,507	909	2004	40.0
Tempe	AZ	10,665	6,232	9,271	3,472	6,219	12,756	18,975	1,323	2004	40.0
Colorado Springs	CO	—	2,631	279	5,195	2,607	5,498	8,105	250	2006	40.0
St. Augustine	FL	—	3,950	—	10,285	3,908	10,327	14,235	643	2005	40.0
Lake Charles	LA	—	2,193	3,654	64	2,221	3,690	5,911	426	2004	38.0
Manchester	NH	—	3,848	3,909	(89)	3,798	3,870	7,668	419	2006	27.5
Edison	NJ	10,697	—	18,003	(26)	(7)	17,984	17,977	750	2007	40.0
Albuquerque	NM	—	1,733	—	8,370	1,705	8,398	10,103	547	2005	40.0
Albuquerque	NM	—	756	905	422	762	1,321	2,083	135	2005	28.0
Rio Rancho	NM	—	4,178	8,528	(22)	4,338	8,346	12,684	820	2005	38.0
Hamburg	NY	—	731	6,073	699	711	6,792	7,503	605	2005	40.0
Anthony	TX	—	3,538	4,215	171	3,514	4,410	7,924	429	2005	40.0
Draper	UT	—	3,502	—	5,975	3,502	5,975	9,477	360	2005	40.0

Subtotal		52,023	47,327	72,467	57,592	47,183	130,203	177,386	10,555

HOTEL:
Sacramento	CA	10,581	1,281	9,809	—	1,281	9,809	11,090	3,060	1998	40.0
San Diego	CA	8,781	4,394	27,030	—	4,394	27,030	31,424	8,670	1998	40.0

iStar Financial Inc.

Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation

As of December 31, 2008

(Dollars in thousands)

						Gross Amount Carried at Close of Period
			Initial Cost to Company
					Cost Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Sonoma	CA	5,736	3,308	20,623	—	3,308	20,623	23,931	6,604	1998	40.0
Durango	CO	6,734	1,242	7,865	—	1,242	7,865	9,107	2,512	1998	40.0
Boise	ID	3,165	968	6,405	—	968	6,405	7,373	2,036	1998	40.0
Missoula	MT	1,136	210	1,607	—	210	1,607	1,817	502	1998	40.0
Astoria	OR	1,417	269	2,043	—	269	2,043	2,312	638	1998	40.0
Bend	OR	1,133	233	1,726	—	233	1,726	1,959	541	1998	40.0
Coos Bay	OR	927	404	3,049	—	404	3,049	3,453	954	1998	40.0
Eugene	OR	3,268	361	2,721	—	361	2,721	3,082	850	1998	40.0
Medford	OR	4,526	609	4,668	—	609	4,668	5,277	1,457	1998	40.0
Pendleton	OR	3,397	556	4,245	—	556	4,245	4,801	1,325	1998	40.0
Salt Lake City	UT	21,031	5,620	32,695	—	5,620	32,695	38,315	10,573	1998	40.0
Kelso	WA	2,820	502	3,779	—	502	3,779	4,281	1,181	1998	40.0
Vancouver	WA	4,587	507	3,981	—	507	3,981	4,488	1,238	1998	40.0
Wenatchee	WA	2,893	513	3,825	—	513	3,825	4,338	1,197	1998	40.0
Seattle	WA	35,240	5,101	32,080	—	5,101	32,080	37,181	10,262	1998	40.0

Subtotal		117,372	26,078	168,151	—	26,078	168,151	194,229	53,600

Total corporate tenant lease assets		$1,306,328	$669,965	$2,539,750	$288,352	$669,320	$2,828,747	$3,498,067	$453,256

iStar Financial Inc.

Notes to Schedule III

(Dollars in thousands)

1.    Reconciliation of Real Estate:

        The following table reconciles Corporate Tenant Lease Assets from January 1, 2006 to December 31, 2008:

	2008	2007	2006
Balance at January 1	$3,726,882	$3,432,954	$3,405,030
Additions	172,520	565,528	145,259
Dispositions	(401,335)	(271,600)	(117,335)

Balance at December 31	$3,498,067	$3,726,882	$3,432,954

2.    Reconciliation of Accumulated Depreciation:

        The following table reconciles Accumulated Depreciation from January 1, 2006 to December 31, 2008:

	2008	2007	2006
Balance at January 1	$(417,015)	$(348,160)	$(289,669)
Additions	(76,967)	(76,556)	(71,490)
Dispositions	40,726	7,701	12,999

Balance at December 31	$(453,256)	$(417,015)	$(348,160)

 iStar Financial Inc.

Schedule IV—Mortgage Loans on Real Estate

As of December 31, 2008

(Dollars in thousands)

Type of Loan/Borrower	Description/Location	Interest Accrual Rates	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms(1)	Prior Liens(2)	Face Amount of Mortgages	Carrying Amount of Mortgages(3)(4)
Senior Mortgages:
Senior mortgages individually <3%							$9,329,081	$9,261,424

							9,329,081	9,261,424

Subordinate Mortgages:
Subordinate mortgages individually <3%							591,823	589,414

							591,823	589,414

Total mortgages							$9,920,904	$9,850,838

Explanatory Notes:

(1)
P&I = principal and interest, IO = interest only.

(2)
Represents only third-party liens and excludes senior loans held by the Company from the same borrower on the same collateral.

(3)
As of December 31, 2008, the Company identified loans with a total recorded investment of $3.78 billion that met the Company's definition of being impaired (see Note 3—Reserve for loan losses). The Company assessed each of the loans for impairment and determined that loans with a cumulative recorded investment of $2.90 billion required specific reserves totaling $799.6 million and that the remaining impaired loans did not require any specific reserves. All impaired loans are included on the Company's non-performing loan list and are on non-accrual status as of December 31, 2008. The $799.6 million specific reserve is included in the total reserve for loan losses of $976.8 million as of December 31, 2008. The average carrying value of impaired loans were approximately $2.00 billion and $844.4 million during the years ended December 31, 2008 and 2007, respectively.

(4)
The carrying value amounts approximated the federal income tax basis.

iStar Financial Inc.

Notes to Schedule IV

(Dollars in thousands)

1.    Reconciliation of Mortgage Loans on Real Estate:

        The following table reconciles Mortgage Loans on Real Estate from January 1, 2006 to December 31, 2008:

	2008	2007	2006
Balance at January 1	$9,006,510	$4,614,124	$3,563,620
Additions:
New mortgage loans	11,206	3,578,898	1,722,810
Additions under existing mortgage loans	3,097,205	2,829,902	656,476
Amortization of discount	122,330	169,315	67,338
Deductions:
Collections of principal	(1,847,603)	(1,878,385)	(1,385,584)
Charge-offs	(223,538)	(19,291)	(8,675)
Transfer to Corporate tenant lease assets, net and Other real estate owned	(314,271)	(286,485)	—
Amortization of premium	(1,001)	(1,568)	(1,861)

Balance at December 31	$9,850,838	$9,006,510	$4,614,124

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

        Based upon their evaluation as of December 31, 2008, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective.

        Management's Report on Internal Control Over Financial Reporting—See page 66 for Management's Report on Internal Control over Financial Reporting, and page 67 for the Report of Independent Registered Public Accounting Firm with respect to the effectiveness of management's internal control over financial reporting.

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant

        Portions of the Company's definitive proxy statement for the 2009 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 11.    Executive Compensation

        Portions of the Company's definitive proxy statement for the 2009 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Portions of the Company's definitive proxy statement for the 2009 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 13.    Certain Relationships, Related Transactions and Director Independence

        Portions of the Company's definitive proxy statement for the 2009 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 14.    Principal Registered Public Accounting Firm Fees and Services

        Portions of the Company's definitive proxy statement for the 2009 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  and (c) Financial statements and schedules—see Index to Financial Statements and Schedules included in Item 8.

  (b)
  Exhibits—see index on following page.

 INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1	Amended and Restated Charter of the Company (including the Articles Supplementary for the Series A, B, C and D Preferred Stock, all of which has been redeemed other than the Series D Preferred Stock).(2)
3.2	Bylaws of the Company.(3)
3.3	Articles Supplementary for High Performance Common Stock—Series 1.(5)
3.4	Articles Supplementary for High Performance Common Stock—Series 2.(5)
3.5	Articles Supplementary for High Performance Common Stock—Series 3.(5)
3.6	Articles Supplementary relating to Series E Preferred Stock.(6)
3.7	Articles Supplementary relating to Series F Preferred Stock.(7)
3.8	Articles Supplementary relating to Series G Preferred Stock.(8)
3.9	Articles Supplementary relating to Series I Preferred Stock.(11)
4.1	Form of 7 7/8% Series E Cumulative Redeemable Preferred Stock Certificate.(6)
4.2	Form of 7.8% Series F Cumulative Redeemable Preferred Stock Certificate.(7)
4.3	Form of 7.65% Series G Cumulative Redeemable Preferred Stock Certificate.(8)
4.4	Form of 7.50% Series I Cumulative Redeemable Preferred Stock Certificate.(11)
4.5	Form of stock certificate for the Company's Common Stock.(1)
4.6	Form of Global Note evidencing 5.500% senior notes due 2012 issued on March 9, 2007.(31)
4.7	Form of Global Note evidencing 5.850% senior notes due 2017 issued on March 9, 2007.(31)
4.8	Form of Global Note evidencing Senior Floating Rate Notes due 2010 issued on March 9, 2007.(31)
4.9	Form of Global Note evidencing 5.95% senior notes due 2013 issued on September 22, 2006.(25)
4.10	Form of Global Note evidencing Senior Floating Rate Notes due 2009 issued on September 18, 2006.(25)
4.11	Form of Global Note evidencing 5.650% senior notes due 2011 issued on February 21, 2006.(24)
4.12	Form of Global Note evidencing 5.875% senior notes due 2016 issued on February 21, 2006.(24)
4.13	Form of Global Note evidencing 5.80% senior notes due 2011 issued on December 14, 2005.(21)
4.14	Form of Global Note evidencing Senior Floating Rate Notes issued on December 14, 2005.(21)
4.15	Form of Global Note evidencing 5.375% senior notes due 2010 issued on April 21, 2005.(20)
4.16	Form of Global Note evidencing 6.05% senior notes due 2015 issued on April 21, 2005.(20)
4.17	Form of Global Note evidencing 5.15% senior notes due 2012 issued on March 1, 2005.(18)

Exhibit Number	Document Description
4.18	Form of Global Note evidencing 5.125% Notes due 2011 issued on March 30, 2004.(16)
4.19
Form of Global Note evidencing 5.70% Notes due 2014 issued on March 9, 2004 and March 1, 2005 in connection with the Company's exchange offer for TriNet Corporate Realty Trust, Inc.'s 7.70% Notes due 2017.(16)
4.20	Form of Global Note evidencing 6.00% senior notes due 2010 issued on December 12, 2003.(9)
4.21	Form of Global Note evidencing 6.50% senior notes due 2013 issued on December 12, 2003.(9)
4.22	Form of Global Note evidencing 8.625% senior notes due 2013 issued on May 21, 2008.(35)
4.23	Third Supplemental Indenture, dated as of December 12, 2003.(23)
4.24	Fourth Supplemental Indenture, dated as of December 12, 2003.(23)
4.25	Fifth Supplemental Indenture, dated as of March 1, 2005, as amended.(23)
4.26	Seventh Supplemental Indenture, dated as of April 21, 2005, as amended.(23)
4.27	Eighth Supplemental Indenture, dated as of April 21, 2005, as amended.(23)
4.28	Ninth Supplemental Indenture, dated as of December 14, 2005, as amended.(23)
4.29	Tenth Supplemental Indenture, dated as of December 14, 2005, as amended.(23)
4.30	Eleventh Supplemental Indenture, dated as of February 21, 2006, as amended.(24)
4.31	Twelfth Supplemental Indenture, dated as of February 21, 2006, as amended.(24)
4.32	Fourteenth Supplemental Indenture (containing amendments to the 6.000% Notes Due 2010), dated as of January 9, 2007, as amended.(28)
4.33	Fifteenth Supplemental Indenture (containing amendments to the 6.500% Notes Due 2013), dated as of January 9, 2007, as amended.(28)
4.34	First Supplemental Indenture (containing amendments to the 5.125% Notes Due 2011), dated as of January 9, 2007, as amended.(28)
4.35	First Supplemental Indenture (containing amendments to the 5.70% Notes Due 2014), dated as of January 9, 2007, as amended.(28)
4.36	Sixteenth Supplemental Indenture, dated as of March 9, 2007, governing the 5.500% senior notes due 2012.(30)
4.37	Seventeenth Supplemental Indenture, dated as of March 9, 2007, governing the 5.850% senior notes due 2017.(30)
4.38	Eighteenth Supplemental Indenture, dated as of March 9, 2007, governing the Senior Floating Rate Notes due 2010.(30)
4.39	Nineteenth Supplemental Indenture, dated as of October 15, 2007, governing the Convertible Senior Floating Rate Notes due 2012.(33)
4.40	Twentieth Supplemental Indenture, dated as of May 21, 2008, governing the 8.625% senior notes due 2013.(35)
4.41	Base Indenture, dated as of February 5, 2001, between iStar Financial Inc. and State Street Bank and Trust Company.(4)
4.42	Indenture dated March 9, 2004, governing 5.70% senior notes Due 2014.(13)

Exhibit Number	Document Description
4.43	Indenture dated March 30, 2004, governing 5.125% senior notes Due 2011.(15)
4.44	Indenture dated September 18, 2006, governing the Senior Floating Rate Notes Due 2009.(25)
4.45	Indenture dated September 22, 2006, governing 5.95% senior notes Due 2013.(25)
10.1	iStar Financial Inc. 2006 Long Term Incentive Compensation Plan.(26)
10.2	Amended and Restated Master Agreement between iStar DB Seller, LLC, Seller and Deutsche Bank AG, Cayman Islands Branch, Buyer dated January 9, 2006.(22)
10.3	Performance Retention Grant Agreement dated February 11, 2004.(10)
10.4	Purchase Agreement, dated February 14, 2005, among iStar Financial Inc., Oak Hill Advisors, L.P. and the other parties named therein.(19)
10.5	Amended and Restated Employment Agreement, dated January 19, 2005, by and between Falcon Financial Investment Trust and Vernon B. Schwartz.(17)
10.6	Amended and Restated Revolving Credit Agreement among iStar Financial Inc. and JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A. as Syndication Agent dated June 28, 2006.(27)
10.7	Non-Employee Directors' Deferral Plan.(12)
10.8	Form of Restricted Stock Unit Award Agreement.(29)
10.9	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting).(34)
10.10
$1,200,000,000 Revolving Credit Agreement, dated as of June 26, 2007, among iStar Financial Inc. and JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A. as Syndication Agent.(32)
10.11
$2,000,000,000 364-Day Credit Agreement, dated as of June 26, 2007, among iStar Financial Inc. and JPMorgan Chase Bank, N.A. as Administrative Agent and Citicorp North America, Inc. as Syndication Agent.(32)
10.12
First Amendment, dated as of June 26, 2007, to the Credit Agreement, dated as of June 28, 2006, among iStar Financial Inc. and JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A. as Syndication Agent.(32)
12.1	Computation of Ratio of Earnings to fixed charges and Earnings to fixed charges and preferred stock dividends.
14.0	iStar Financial Inc. Code of Conduct.(16)
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

Explanatory Notes:

(1)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000.

(2)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed on May 15, 2000.

(3)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000.

(4)
Incorporated by reference from the Company's Form S-3 filed on February 12, 2001.

(5)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(6)
Incorporated by reference from the Company's Current Report on Form 8-A filed on July 8, 2003.

(7)
Incorporated by reference from the Company's Current Report on Form 8-A filed on September 25, 2003.

(8)
Incorporated by reference from the Company's Current Report on Form 8-A filed on December 10, 2003.

(9)
Incorporated by reference from the Company's Current Report on Form 8-K filed on December 12, 2003.

(10)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004.

(11)
Incorporated by reference from the Company's Current Report on Form 8-A filed on February 27, 2004.

(12)
Incorporated by reference from the Company's DEF14A filed on April 28, 2004.

(13)
Incorporated by reference from the Company's Form S-4 filed on May 21, 2004.

(14)
Incorporated by reference from the Company's Form S-4 filed on May 25, 2004.

(15)
Incorporated by reference from the Company's Form S-4 filed on June 9, 2004.

(16)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005.

(17)
Incorporated by reference from Falcon Financial Investment Trust's Form 8-K filed on January 24, 2005.

(18)
Incorporated by reference from the Company's Current Report on Form 8-K filed on March 1, 2005.

(19)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed on May 10, 2005.

(20)
Incorporated by reference from the Company's Current Report on Form 8-K filed on April 20, 2005.

(21)
Incorporated by reference from the Company's Current Report on Form 8-K filed on December 20, 2005.

(22)
Incorporated by reference from the Company's Current Report on Form 8-K filed on January 10, 2006.

(23)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006.

(24)
Incorporated by reference from the Company's Current Report on Form 8-K filed on February 24, 2006.

(25)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006.

(26)
Incorporated by reference from the Company's Definitive Proxy Statement filed on May 1, 2006.

(27)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 8, 2006.

(28)
Incorporated by reference from the Company's Current Report on Form 8-K filed on January 16, 2007.

(29)
Incorporated by reference from the Company's Current Report on Form 8-K filed on January 25, 2007.

(30)
Incorporated by reference from the Company's Current Report on Form 8-K filed on March 15, 2007.

(31)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 9, 2007.

(32)
Incorporated by reference from the Company's Current Report on Form 8-K filed on July 2, 2007.

(33)
Incorporated by reference from the Company's Current Report on Form 8-K filed on October 19, 2007.

(34)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 9, 2008.

(35)
Incorporated by reference from the Company's Current Report on Form 8-K filed on May 27, 2008.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSTAR FINANCIAL INC. Registrant
Date: February 27, 2009	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (Principal executive officer)
Date: February 27, 2009	/s/ CATHERINE D. RICE Catherine D. Rice Chief Financial Officer (Principal financial and accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2009	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors Chief Executive Officer
Date: February 27, 2009	/s/ GLENN R. AUGUST Glenn R. August Director
Date: February 27, 2009	/s/ ROBERT W. HOLMAN, JR. Robert W. Holman, Jr. Director
Date: February 27, 2009	/s/ ROBIN JOSEPHS Robin Josephs Director
Date: February 27, 2009	/s/ JOHN G. MCDONALD John G. McDonald Director
Date: February 27, 2009	/s/ GEORGE R. PUSKAR George R. Puskar Director
Date: February 27, 2009	/s/ DALE A. REISS Dale A. Reiss Director
Date: February 27, 2009	/s/ JEFFREY A. WEBER Jeffrey A. Weber Director

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1a. Risk Factors
Risks Related to Our Business
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
iStar Financial Inc. Notes to Consolidated Financial Statements (Continued)
iStar Financial Inc. Schedule II—Valuation and Qualifying Accounts and Reserves (In thousands)
iStar Financial Inc. Schedule III—Corporate Tenant Lease Assets and Accumulated Depreciation As of December 31, 2008 (Dollars in thousands)
iStar Financial Inc. Notes to Schedule III (Dollars in thousands)
iStar Financial Inc. Schedule IV—Mortgage Loans on Real Estate As of December 31, 2008 (Dollars in thousands)
iStar Financial Inc. Notes to Schedule IV (Dollars in thousands)
  Item 9. Changes in and Disagreements with Registered Public Accounting Firm on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
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