Form 10-Q
period 2009-03-31
ISTAR FINANCIAL INC
filed 2009-05-08
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

        Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐    No ☒

        As of April 30, 2009, there were 99,616,229 shares of common stock, $0.001 par value per share of iStar Financial Inc., ("Common Stock") outstanding.

 iStar Financial Inc.

Index to Form 10-Q

PART 1. CONSOLIDATED FINANCIAL INFORMATION

Item I.    Financial Statements

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	As of March 31, 2009	As of December 31, 2008, As Adjusted(1)
ASSETS
Loans and other lending investments, net	$10,182,944	$10,586,644
Corporate tenant lease assets, net	3,015,009	3,044,811
Other investments	417,875	447,318
Other real estate owned	233,758	242,505
Cash and cash equivalents	541,289	496,537
Restricted cash	45,737	155,965
Accrued interest and operating lease income receivable, net	68,325	87,151
Deferred operating lease income receivable	114,533	116,793
Deferred expenses and other assets, net	181,627	119,024

Total assets	$14,801,097	$15,296,748

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$281,227	$354,492
Debt obligations	12,167,539	12,486,404

Total liabilities	12,448,766	12,840,896

Commitments and contingencies	—	—
Redeemable noncontrolling interests	7,448	9,190
Equity:
iStar Financial Inc. shareholders' equity:
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	4	4
Series E Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,600 shares issued and outstanding at March 31, 2009 and December 31, 2008	6	6
Series F Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	4	4
Series G Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 3,200 shares issued and outstanding at March 31, 2009 and December 31, 2008	3	3
Series I Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	5	5
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 137,830 issued and 102,462 outstanding at March 31, 2009 and 137,352 issued and 105,457 outstanding at December 31, 2008	138	137
Additional paid-in capital	3,773,277	3,768,772
Retained earnings (deficit)	(1,336,689)	(1,240,280)
Accumulated other comprehensive income (see Note 13)	2,372	1,707
Treasury stock, at cost, $0.001 par value, 35,368 shares at March 31, 2009 and 31,895 shares at December 31, 2008	(129,884)	(121,159)

Total iStar Financial Inc. shareholders' equity	2,319,036	2,418,999
Noncontrolling interests	25,847	27,663

Total equity	2,344,883	2,446,662

Total liabilities and equity	$14,801,097	$15,296,748

Explanatory Note:

(1)
On January 1, 2009, the Company adopted the provisions of FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement)" and SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements an amendment of ARB No. 51." Both new standards require retroactive application for prior periods presented. See Notes 3 and 8 for further details.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2009	2008, As Adjusted(1)
Revenue:
Interest income	$177,227	$276,100
Operating lease income	78,650	78,199
Other income	2,513	58,025

Total revenue	258,390	412,324

Costs and expenses:
Interest expense	131,165	169,779
Operating costs—corporate tenant lease assets	6,631	5,125
Depreciation and amortization	23,692	23,901
General and administrative	39,389	42,776
Provision for loan losses	258,096	89,500
Impairment of goodwill	4,186	—
Impairment of other assets	21,145	—
Other expense	6,998	3,800

Total costs and expenses	491,302	334,881

Income (loss) before losses from equity method investments and other items	(232,912)	77,443
Gain on early extinguishment of debt	154,377	—
Losses from equity method investments	(20,500)	(2,598)

Income (loss) from continuing operations	(99,035)	74,845
Income from discontinued operations	346	8,128
Gain from discontinued operations	11,617	2,056

Net income (loss)	(87,072)	85,029
Net (income) loss attributable to noncontrolling interests	1,243	(204)

Net income (loss) attributable to iStar Financial Inc.	(85,829)	84,825
Preferred dividend requirements	(10,580)	(10,580)

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders(2)(3)(4)	$(96,409)	$74,245

Per common share data(4):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(1.00)	$(0.46)
Diluted	$(1.00)	$(0.46)
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(0.89)	$(0.53)
Diluted	$(0.89)	$(0.53)
Weighted average number of common shares—basic	105,606	134,262
Weighted average number of common shares—diluted	105,606	134,843
Per HPU share data(2)(4):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(189.07)	$(86.87)
Diluted	$(189.07)	$(86.47)
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(168.20)	$(100.94)
Diluted	$(168.20)	$(100.47)
Weighted average number of HPU shares—basic and diluted	15	15

Explanatory Notes:

(1)
On January 1, 2009, the Company adopted the provisions of FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement)," SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements an amendment of ARB No. 51," and FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." These new standards require retroactive application for prior periods presented. See Notes 3, 8, 9 and 12 for further details.

(2)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program (see Note 12).

(3)
Participating Security holders are Company employees and directors who hold unvested restricted stock units and common stock equivalents granted under the Company's Long Term Incentive Plan (see Notes 11 and 12).

(4)
See Note 12 for amounts attributable to iStar Financial Inc. for Income (loss) from continuing operations and further details on the calculation of Earnings Per Share.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statement of Changes in Equity

For the Three Months Ended March 31, 2009

(In thousands)

(unaudited)

	iStar Financial Inc. Shareholders' Equity
	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series I Preferred Stock	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock at cost	Noncontrolling Interest	Total
Balance at December 31, 2008, As Adjusted(1)	$4	$6	$4	$3	$5	$9,800	$137	$3,731,379	$(1,232,506)	$1,707	$(121,159)	$27,663	$2,417,043
Adoption of FSP APB 14-1 (see notes 3 and 8)	—	—	—	—	—	—	—	37,393	(7,774)	—	—	—	29,619

Adjusted beginning balance January 1, 2009	$4	$6	$4	$3	$5	$9,800	$137	$3,768,772	$(1,240,280)	$1,707	$(121,159)	$27,663	$2,446,662
Dividends declared—preferred	—	—	—	—	—	—	—	—	(10,580)	—	—	—	(10,580)
Repurchase of stock	—	—	—	—	—	—	—	—	—	—	(8,725)	—	(8,725)
Issuance of stock—vested restricted stock units	—	—	—	—	—	—	1	4,505	—	—	—	—	4,506
Net loss for the period(2)	—	—	—	—	—	—	—	—	(85,829)	—	—	(1,242)	(87,071)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(576)	(576)
Change in accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	665	—	—	665

Balance at March 31, 2009	$4	$6	$4	$3	$5	$9,800	$138	$3,773,277	$(1,336,689)	$2,372	$(129,884)	$25,847	$2,344,883

Explanatory Notes:

(1)
On January 1, 2009, the Company adopted the provisions of SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements an amendment of ARB No. 51." The new standard requires retroactive application for prior periods presented. See Notes 3 and 9 for further details.

(2)
For the three months ended March 31, 2009, net loss excludes $1 attributable to redeemable noncontrolling interest.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Months Ended March 31,
	2009	2008, As Adjusted(1)
Cash flows from operating activities:
Net income (loss)	$(87,072)	$85,029
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Non-cash expense for stock-based compensation	5,551	4,609
Shares withheld for employee taxes on stock-based compensation arrangements	(530)	(2,548)
Impairment of goodwill	4,186	—
Impairment of other assets	21,145	—
Depreciation, depletion and amortization	23,759	28,009
Amortization of deferred financing costs	4,237	9,513
Amortization of discounts/premiums, deferred interest and costs on lending investments	(44,374)	(66,962)
Discounts, loan fees and deferred interest received	3,260	9,247
Losses of unconsolidated entities	20,500	2,598
Distributions from operations of unconsolidated entities	10,546	21,450
Deferred operating lease income receivable	(4,261)	(4,977)
Gain from discontinued operations	(11,617)	(2,056)
Gain on early extinguishment of debt	(154,377)	—
Provision for loan losses	258,096	89,500
Provision for deferred taxes	1,334	1,291
Other non-cash adjustments	4,961	1,492
Note receivable from investment redemption	—	(44,228)
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	18,827	16,308
Changes in deferred expenses and other assets, net	7,391	(20,198)
Changes in accounts payable, accrued expenses and other liabilities	(25,565)	(30,346)

Cash flows from operating activities	55,997	97,731

Cash flows from investing activities:
New investment originations	—	(10,953)
Add-on fundings under existing loan commitments	(375,860)	(962,424)
Repayments of and principal collections on loans	160,950	738,711
Net proceeds from sales of loans	212,129	158,700
Net proceeds from sales of discontinued operations	32,350	8,203
Net proceeds from sales of other real estate owned	73,324	—
Net proceeds from repayments and sales of securities	8,492	878
Contributions to unconsolidated entities	(10,149)	(17,520)
Distributions from unconsolidated entities	2,979	4,211
Capital improvements for build-to-suit facilities	(6,887)	(39,989)
Capital expenditures and improvements on corporate tenant lease assets	(1,096)	(7,856)
Other investing activities, net	(3,271)	(3,551)

Cash flows from investing activities	92,961	(131,590)

Cash flows from financing activities:
Borrowings under revolving credit facilities	92,509	4,392,360
Repayments under revolving credit facilities	(113,030)	(4,035,232)
Borrowings under secured term loans	500,000	355,108
Repayments under secured term loans	(109,338)	(41,499)
Repayments under unsecured notes	(383,399)	(570,000)
Repurchases of unsecured notes	(132,317)	—
Contributions from noncontrolling interests	2	63
Distributions to noncontrolling interests	(576)	(484)
Changes in restricted cash held in connection with debt obligations	100,603	8
Payments for deferred financing costs/proceeds from hedge settlements, net	(39,355)	(11,195)
Common dividends paid	—	(33,551)
Preferred dividends paid	(10,580)	(10,580)
HPU dividends paid	—	(704)
HPUs redeemed	—	(11)
Purchase of treasury stock	(8,725)	(1,542)
Proceeds from exercise of options and issuance of DRIP/Stock purchase shares	—	6,015

Cash flows from financing activities	(104,206)	48,756

Changes in cash and cash equivalents	44,752	14,897
Cash and cash equivalents at beginning of period	496,537	104,507

Cash and cash equivalents at end of period	$541,289	$119,404

Explanatory Note:

(1)
On January 1, 2009, the Company adopted the provisions of FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement)" and SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements an amendment of ARB No. 51." Both new standards require retroactive application for prior periods presented. See Notes 3 and 8 for further details.

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

Note 2—Basis of Presentation and Principles of Consolidation

        Basis of Presentation—The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. These unaudited Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

        In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's consolidated financial position at March 31, 2009 and December 31, 2008, the results of its operations for the three months ended March 31, 2009 and 2008 and its changes in equity for the three months ended March 31, 2009 and 2008. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

        Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related notes to conform to the 2009 presentation. In addition, the Company adopted three new accounting standards on January 1, 2009 which required retroactive application for presentation of prior periods' Consolidated Financial Statements (see Notes 3, 8, 9 and 12 for further details).

        Principles of Consolidation—The Consolidated Financial Statements include the accounts of the Company, its qualified REIT subsidiaries, its majority-owned and controlled partnerships and other entities that are consolidated under the provisions of FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities," an interpretation of ARB 51 ("FIN 46R"). The following are variable interest entities for which the Company is a primary beneficiary and has consolidated for financial statement purposes:

        During 2008, the Company made a $49.0 million commitment to OHA Strategic Credit Fund Parallel I, LP ("OHA SCF"). OHA SCF was created to invest in distressed, stressed and undervalued loans, bonds, equities and other investments. The Fund intends to opportunistically invest capital following a period of credit market dislocation. The Company determined that OHA SCF is a variable interest entity ("VIE") and that the Company is the primary beneficiary. As such, the Company consolidates this entity for financial statement purposes. However, as the entity is managed by a third party, the Company does not have control over the entity's assets and liabilities. As of March 31, 2009, OHA SCF had $19.1 million of total assets, no debt and $0.1 million of noncontrolling interest. The investments held by this entity are presented in "Other investments" on the Company's Consolidated Balance Sheets. As of March 31, 2009, the Company had a total unfunded commitment of $35.1 million related to this entity.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 2—Basis of Presentation and Principles of Consolidation (Continued)

        During 2007, the Company made a €100.0 million commitment to Moor Park Real Estate Partners II, L.P. Incorporated ("Moor Park"). Moor Park is a third-party managed fund that was created to make investments in European real estate as a 33% investor along-side a sister fund. The Company determined that Moor Park is a VIE and that the Company is the primary beneficiary. As such, the Company consolidates this entity for financial statement purposes. However, as the entity is managed by a third party, the Company does not have control over the entity's assets and liabilities. As of March 31, 2009, Moor Park had $33.6 million of total assets, $1.8 million of debt and $1.0 million of noncontrolling interest. The investments held by this entity are presented in "Other investments" on the Company's Consolidated Balance Sheets. As of March 31, 2009, the Company had a total unfunded commitment of €63.5 million (or $84.3 million) related to this entity.

        During 2006, the Company made an investment in Madison Deutsche Andau Holdings, LP ("Madison DA"). Madison DA was created to invest in mortgage loans secured by real estate in Europe. The Company determined that Madison DA is a VIE and that the Company is the primary beneficiary. As such, the Company consolidates Madison DA for financial statement purposes. However, as the entity is managed by a third party, the Company does not have control over the entity's assets and liabilities. As of March 31, 2009, Madison DA had $59.7 million of total assets, no debt and $9.1 million of noncontrolling interest. The investments held by this entity are presented in "Loans and other lending investments" on the Company's Consolidated Balance Sheets.

Note 3—Summary of Significant Accounting Policies

        As of March 31, 2009, the Company's significant accounting policies, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, had not changed materially.

New accounting standards

        On April 2, 2009, the FASB issued FASB Staff Position FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), which offers additional guidance for determining whether the market for a security is inactive and whether transactions in inactive markets are or are not distressed. It also enhances the guidance and illustrations for how to value securities in an inactive market. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt the standard in the Consolidated Financial Statements for the period ending June 30, 2009 and is currently evaluating the impact on the Company's Consolidated Financial Statements.

        On April 2, 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2"), changes the method for determining whether an other-than temporary impairment exists for debt securities and the amount of impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity will assess the likelihood of selling the security prior to recovering its cost basis, a change from the current requirements where an entity assesses whether it has the intent and ability to hold a security to recovery. If the criteria is met to assert that an entity will not have to sell the security before recovery, impairment charges related to credit losses would be recognized in earnings, while impairment charges related to non-credit loss (e.g. liquidity risk) would be reflected in other comprehensive income.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

Upon adoption changes in assertions will require cumulative effect adjustments to the opening balance of retained earnings. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt the standard in the Consolidated Financial Statements for the period ending June 30, 2009 and is currently evaluating the impact on the Company's Consolidated Financial Statements.

        On April 2, 2009, the FASB issued FASB Staff Positions FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1"), which expands disclosures of fair value of financial instruments under FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," to include interim financial statements. FSP FAS 107-1 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt the standard in the Consolidated Financial Statements for the period ending June 30, 2009 and is currently evaluating the impact on the Company's Consolidated Financial Statements.

        In February 2009, the FASB issued FASB Staff Position FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP FAS 141(R)-1"), which amends provisions related to the initial recognition and measurement, subsequent measurement and disclosures of assets and liabilities arising from contingencies in a business combination under FASB No. 141(R), "Business Combinations" ("SFAS No. 141R"). The amendment carries forward the requirements for acquired contingencies under FASB No. 141, "Business Combinations," which recognizes contingencies at fair value on the acquisition date, if fair value can be reasonably estimated during the allocation period. Otherwise, companies would account for the acquired contingencies in accordance with FASB No. 5, "Accounting for Contingencies." In addition, the amendment eliminates the requirement to disclose an estimate of the range of outcomes for recognized contingencies at the acquisition date. FSP FAS 141(R)-1 is effective for all business combinations on or after January 1, 2009. Early adoption is not permitted. The Company adopted this Staff Position on January 1, 2009, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

        In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method as described in SFAS No. 128, "Earnings per Share." Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards, that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements) to conform to the provisions of this FSP. Early application is not permitted. The Company adopted this standard on January 1, 2009, as required. See Note 12 for further details on the impact of the adoption of this Staff Position.

        In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). This standard requires the initial proceeds from convertible debt that may be settled in cash be bifurcated between a liability component and an equity component. The objective of the guidance is to require the

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer's conventional non-convertible debt borrowing rate at the date of issuance. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The provisions of FSP APB 14-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 31, 2008. The adoption of FSP APB 14-1 on January 1, 2009 resulted in a reduction of the carrying value of the debt and an increase to additional paid in capital (or equity) of $37.4 million, representing the conversion feature. In addition, beginning retained earnings was reduced by $7.8 million representing additional accretion of the new debt discount using the effective interest method of non-cash interest expense from inception to adoption. The Consolidated Statement of Operations for the three months ended March 31, 2008 was retroactively adjusted to include an additional $1.6 million of interest expense from the adoption of the guidance. Earnings per share was not affected other than a change to net income attributable to iStar Financial Inc. See Notes 8 and 12 for further details on the impact of the adoption of this guidance.

        In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 removes the requirement of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was prohibited. The Company adopted this interpretation on January 1, 2009, as required and it did not have a significant impact on the Company's Consolidated Financial Statements.

        In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS No. 161"). The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that the Company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133, is effective for fiscal years and interim periods beginning after November 15, 2008 and does not require comparative period disclosures in year of adoption. The Company adopted SFAS No. 161 on January 1, 2009, as required. See Note 10 for the disclosures required by the adoption of this standard.

        In February 2008, the FASB issued a FASB Staff Position on Accounting for Transfers of Financial Assets and Repurchase Financing Transactions ("FSP FAS 140-3)." This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked"

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP became effective for fiscal years beginning after November 15, 2008 and applies only to original transfers made after that date; early adoption was not allowed. The Company adopted this interpretation on January 1, 2009, as required and it did not have a significant impact on the Company's Consolidated Financial Statements.

        In February 2008, the FASB issued FASB Staff Position FSP 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-2 provided a one-year deferral of the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The Company adopted the provisions of FSP 157-2 on January 1, 2009, as required and made the appropriate fair value disclosures for non-recurring non-financial assets and non-financial liabilities (see Note 15 for further details).

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations, requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter are reflected in revenue, not goodwill; changes the recognition timing for restructuring costs, and requires acquisition costs to be expensed as incurred. Adoption of SFAS No. 141(R) is required for combinations made in annual reporting periods on or after December 15, 2008. Early adoption and retroactive application of SFAS No. 141(R) to fiscal years preceding the effective date were not permitted. The Company adopted SFAS No. 141(R) on January 1, 2009, as required and it did not have a significant impact on the Company's Consolidated Financial Statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 re-characterizes minority interests in consolidated subsidiaries as noncontrolling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS No. 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS No. 160 to fiscal years preceding the effective date are not permitted. The Company adopted this standard on January 1, 2009, as required and reclassified the carrying value of certain noncontrolling interests (previously referred to as minority interests) from the mezzanine section of the balance sheet to equity. Net income on the Consolidated Statements of Operations includes the operating results of both the Company and its related noncontrolling interest holders. In accordance with EITF Topic D-98, "Classification and Measurement of Redeemable Securities," subsidiaries where the noncontrolling interest holder has certain redemption rights have been classified as "Redeemable noncontrolling interest" on the Consolidated Balance Sheets and their related operating income or loss have been included in "Net (income) loss attributable to noncontrolling interests" on the Consolidated Statements of Operations. See Note 9 for additional disclosures required by the adoption of this standard.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net

        The following is a summary description of the Company's loans and other lending investments ($ in thousands)(1):

				Carrying Value as of
Type of Investment	Underlying Property Type	# of Borrowers In Class	Principal Balances Outstanding	March 31, 2009	December 31, 2008	Effective Maturity Dates	Contractual Interest Payment Rates(2)	Contractual Interest Accrual Rates(2)
Senior Mortgages(3)(4)(5)(6)	Residential/Retail/Land/ Industrial, R&D/Mixed Use/ Office/Hotel/Entertainment, Leisure/Other	244	$9,172,647	$9,101,257	$9,261,424	2009 to 2026	Fixed: 5% to 20% Variable: LIBOR + 2% to LIBOR + 8.75%	Fixed: 6.5% to 20% Variable: LIBOR + 2% to LIBOR + 8.75%
Subordinate Mortgages(3)(4)(5)(6)	Residential/Retail/Land/ Mixed Use/Office/Hotel/ Entertainment, Leisure/Other	23	591,054	587,462	589,414	2009 to 2018	Fixed: 5% to 10.5% Variable: LIBOR + 2.85% to LIBOR + 11.5%	Fixed: 7.32% to 25% Variable: LIBOR + 2.85% to LIBOR + 11.5%
Corporate/Partnership Loans(3)(4)(5)(6)	Residential/Retail/Land/ Industrial, R&D/Mixed Use/ Office/Hotel/Other	39	1,382,434	1,367,305	1,435,941	2009 to 2046	Fixed: 4.5% to 15% Variable: LIBOR + 2% to LIBOR + 7%	Fixed: 8.5% to 15% Variable: LIBOR + 2% to LIBOR + 14%
Total Loans				11,056,024	11,286,779
Reserve for Loan Losses				(1,136,349)	(976,788)

Total Loans, net				9,919,675	10,309,991
Other Lending Investments—Securities(3)	Retail/Industrial, R&D/ Entertainment, Leisure/Other	6	447,154	263,269	276,653	2012 to 2023	Fixed: 6% to 9.25%	Fixed: 6% to 9.25%
Total Loans and Other Lending Investments, net				$10,182,944	$10,586,644

Explanatory Notes:

(1)
Details (other than carrying values) are for loans outstanding as of March 31, 2009. Differences between principal and carrying value primarily relate to unamortized deferred fees on loans and impairments on securities.

(2)
Substantially all variable-rate loans are based on either 30-day LIBOR and reprice monthly or six-month LIBOR and reprice semi-annually. The 30-day LIBOR and six-month LIBOR rates on March 31, 2009 were 0.50% and 1.74%, respectively.

(3)
Certain loans require fixed payments of principal resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity.

(4)
As of March 31, 2009, 76 loans with a combined carrying value of $3.53 billion are on non-accrual status. As of December 31, 2008, 68 loans with a combined carrying value of $3.11 billion were on non-accrual status.

(5)
As of March 31, 2009, 24 loans with a combined carrying value of $906.5 million have a stated accrual rate that exceeds the stated pay rate. Of these, 16 loans with a combined carrying value of $510.1 million have stated accrual rates of up to 25%, however, no interest is due until their scheduled maturities ranging from 2009 to 2017. One Corporate/Partnership loan, with a carrying value of $49.5 million, has a stated accrual rate of 7.92% and no interest is due until its scheduled maturity in 2046.

(6)
As of March 31, 2009, balances include foreign denominated loans with combined carrying values of approximately £133.8 million, €158.3 million, CAD 59.1 million and SEK 101.0 million that have been converted to $461.0 million based on exchange rates in effect at March 31, 2009.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

        During the three months ended March 31, 2009, the Company funded $375.9 million under existing loan commitments and received gross principal repayments of $490.7 million, a portion of which was allocable to the Fremont Participation (as defined below). During the three months ended March 31, 2008, the Company funded $962.4 million under existing loan commitments, originated or acquired an aggregate of $9.0 million in loans and other lending investments and received gross principal repayments of $1.23 billion, a portion of which was allocable to the Fremont Participation.

        During the three months ended March 31, 2009, the Company sold loans for net proceeds of $258.1 million, for which it recorded no net realized gains or losses and recognized charge-offs of $51.0 million. During the three months ended March 31, 2008, the Company sold loans for net proceeds of $158.7 million, for which it recorded net realized gains of $0.9 million. Gains and losses on sales of loans are reported in "Other income" on the Company's Consolidated Statements of Operations.

        Reserve for loan losses—Changes in the Company's reserve for loan losses were as follows (in thousands):

Reserve for loan losses, December 31, 2007	$217,910
Provision for loan losses	1,029,322
Charge-offs	(270,444)

Reserve for loan losses, December 31, 2008	976,788
Provision for loan losses	258,096
Charge-offs	(98,535)

Reserve for loan losses, March 31, 2009	$1,136,349

        As of March 31, 2009 and December 31, 2008, respectively, the Company identified loans with carrying values of $3.79 billion and $3.37 billion and Managed Loan Values (as defined below) of $4.21 billion and $3.78 billion that were impaired in accordance with FASB Statement No. 114, "Accounting by Creditors for Impairments of a Loan (an amendment of FASB Statement No. 5 and 15)" ("SFAS No. 114"). As of March 31, 2009, the Company assessed each of the impaired loans for specific impairment and determined that non-performing loans with a Managed Loan Value of $3.23 billion required specific reserves totaling $938.5 million and that the remaining impaired loans did not require any specific reserves. This increase in impaired loans, particularly in the Company's residential land development and condominium construction portfolios, was driven by the worsening economy and the disruption of the credit markets throughout 2008 and the first quarter of 2009, which has adversely impacted the ability of the Company's borrowers to service their debt and refinance their loans at maturity. The provision for loan losses for the three months ended March 31, 2009 and 2008 were $258.1 million and $89.5 million, respectively. The increase in the provision for loan losses was primarily due to increased asset specific reserves required as a result of the increase in impaired loans. The total reserve for loan losses at March 31, 2009 and December 31, 2008, included SFAS No. 114 asset specific reserves of $938.5 million and $799.6 million, respectively, and general reserves of $197.8 million and $177.2 million, respectively, in accordance with FASB Statement No. 5, "Accounting Contingencies" ("SFAS No. 5").

        The average Managed Loan Value of total impaired loans was approximately $3.92 billion and $983.1 million during the three months ended March 31, 2009 and 2008, respectively. The Company

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

recorded interest income on cash payments from impaired loans of $3.0 million and $1.9 million for the three months ended March 31, 2009 and 2008, respectively.

        Managed Loan Value—Managed Loan Value represents the Company's carrying value of loans, gross of specific reserves, and the Fremont Participation interest (as defined below) outstanding on the Fremont CRE portfolio. The Fremont Participation receives 70% of all loan principal repayments, including repayments of principal that the Company has funded subsequent to the sale of the participation interest. Therefore, the Company is in the first loss position and believes that presentation of the total recorded investment is more relevant than a presentation of the Company's carrying value when assessing the Company's risk of loss on the loans in the Fremont CRE portfolio.

        Securities—As of March 31, 2009, Other lending investments-securities included $3.8 million of available-for-sale securities recorded at fair value. During the three months ended March 31, 2009, the Company sold available-for-sale securities with a cumulative carrying value of $7.2 million, for which it recorded a net realized gain of $0.5 million in "Other income" on the Company's Consolidated Statements of Operations.

        In addition, as of March 31, 2009, the carrying value of Other lending investments-securities included $257.4 million of held-to maturity securities with an aggregate fair value of $257.5 million. As of March 31, 2009, held-to-maturity securities included $0.1 million of gross unrealized gains and no unrealized losses.

        During the three months ended March 31, 2009, the Company determined that unrealized losses on certain held-to-maturity and available-for-sale securities were other-than-temporary and recorded impairment charges totaling $9.5 million.

        As of March 31, 2009, $221.1 million of held-to-maturity securities mature in one to five years and $36.3 million of held-to-maturity securities and $3.8 million of available-for-sale securities mature in five to ten years.

        SOP 03-3 loans—AICPA Statement of Position 03-3 ("SOP 03-3") prescribes the accounting treatment for acquired loans with evidence of credit deterioration for which it is probable, at acquisition, that all contractually required payments will not be received. As of March 31, 2009 and December 31, 2008, the Company had SOP 03-3 loans with a cumulative principal balance of $194.1 million and $208.8 million, respectively, and a cumulative carrying value of $167.0 million and $175.1 million, respectively. The Company does not have a reasonable expectation about the timing and amount of cash flows expected to be collected on the SOP 03-3 loans and is recognizing income using the cash basis of accounting or applying cash to reduce the carrying value of the loans, using the cost recovery method. The majority of the Company's SOP 03-3 loans were acquired in the acquisition of Fremont CRE.

        Fremont Participation—On July 2, 2007, the Company sold a $4.20 billion participation interest ("Fremont Participation") in the $6.27 billion Fremont CRE portfolio. Under the terms of the participation, the Company pays 70% of all principal collected from the Fremont CRE portfolio, including principal collected from amounts funded on the loans subsequent to the acquisition of the portfolio, until the participation is fully repaid. The Fremont CRE participation pays floating interest at LIBOR + 1.50%.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

        Changes in the outstanding Fremont CRE participation balance were as follows (in thousands):

Loan participation, December 31, 2008	$1,297,944
Principal repayments(1)	(283,564)

Loan participation, March 31, 2009	$1,014,380

    Explanatory Note:

    (1)
    Includes $91.9 million of principal repayments received by the Company as of March 31, 2009 that had not yet been remitted to the Fremont Participation holder and are reflected as a payable in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets.

        Unfunded commitments—As of March 31, 2009, the Company had 159 loans with unfunded commitments totaling $1.75 billion, of which $146.9 million were discretionary and $1.60 billion were non-discretionary.

        Encumbered loans—As of March 31, 2009, loans and other lending investments with a cumulative carrying value of $4.45 billion were pledged as collateral under the Company's secured indebtedness (see Note 8 for further detail).

        Other Real Estate Owned—During the three months ended March 31, 2009 and 2008, the Company received titles to properties in satisfaction of senior mortgage loans with cumulative carrying values of $117.5 million and $191.5 million, respectively, for which those properties had served as collateral, and recorded charge-offs totaling $47.5 million and $36.5 million, respectively, related to these loans. During the three months ended March 31, 2009, the Company sold OREO assets for net proceeds of $73.3 million, resulting in net losses of $4.8 million. Capital expenditures related to OREO assets totaled $1.6 million during the three months ended March 31, 2009.

        During the three months ended March 31, 2009, the Company recorded impairment charges to existing OREO properties totaling $1.8 million, resulting from changing market conditions. In addition, the Company recorded $6.4 million and $2.4 million of net expense related to holding costs for OREO properties for the three months ended March 31, 2009 and 2008, respectively.

Note 5—Corporate Tenant Lease Assets, net

        During the three months ended March 31, 2009, the Company disposed of CTL assets for net proceeds of $32.4 million, which resulted in gains of $11.6 million. During the three months ended March 31, 2008, the Company acquired an aggregate of $2.0 million of CTL assets and disposed of CTL assets for net proceeds of $8.2 million, which resulted in gains of $2.1 million.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 5—Corporate Tenant Lease Assets, net (Continued)

        The Company's investments in CTL assets, at cost, were as follows (in thousands):

	As of March 31, 2009	As of December 31, 2008
Facilities and improvements	$2,814,668	$2,828,747
Land and land improvements	668,665	669,320
Less: accumulated depreciation	(468,324)	(453,256)

Corporate tenant lease assets, net	$3,015,009	$3,044,811

        Under certain leases, the Company is entitled to receive additional participating lease payments to the extent gross revenues of the corporate customer exceed a base amount. The Company did not earn additional participating lease payments on such leases during the three months ended March 31, 2009 and earned $1.4 million for the three months ended March 31, 2008. In addition, the Company also receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended March 31, 2009 and 2008 were $8.5 million and $9.4 million, respectively, and are included as a reduction of "Operating costs—corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

        Capitalized interest—Capitalized interest was approximately $0.2 million and $4.0 million for the three months ended March 31, 2009 and 2008, respectively.

        Allowance for doubtful accounts—As of March 31, 2009 and December 31, 2008, the total allowance for doubtful accounts was $2.4 million and $5.3 million, respectively.

        Tenant credit characteristics—As of March 31, 2009, the Company's CTL assets had 97 different tenants, of which 66% were public companies and 34% were private companies. In addition, 28% of the tenants were rated investment grade by one or more national rating agencies, 6% of the tenants had implied investment grade ratings and 36% were rated non-investment grade and the remaining tenants were not rated.

        Unfunded commitments—As of March 31, 2009, the Company had $7.3 million of non-discretionary unfunded commitments related to four existing customers in the form of tenant improvements which were negotiated between the Company and the customers at the commencement of the leases.

        In addition, the Company is subject to expansion option agreements with three existing customers which could require the Company to fund and to construct up to 171,000 square feet of additional adjacent space on which the Company would receive additional operating lease income under the terms of the option agreements. Upon exercise of such expansion option agreements, the corporate customers would be required to simultaneously extend their existing lease terms for additional periods ranging from six to ten years.

        Encumbered CTL assets—As of March 31, 2009 and December 31, 2008, CTL assets with an aggregate net book value of $2.05 billion and $1.52 billion, respectively, were encumbered with mortgages or pledged as collateral securing the Company's debt (see Note 8 for further detail).

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 6—Other Investments

        Other investments consist of the following items (in thousands):

	As of March 31, 2009	As of December 31, 2008
Equity method investments	$302,898	$326,248
CTL intangibles, net(1)	56,228	58,499
Cost method investments	45,614	54,488
Marketable securities	13,135	8,083

Other investments	$417,875	$447,318

    Explanatory Note:

    (1)
    Accumulated amortization on CTL intangibles was $26.4 million and $24.1 million as of March 31, 2009 and December 31, 2008, respectively.

Equity method investments

        Oak Hill—As of March 31, 2009, the Company owned 47.5% interests in Oak Hill Advisors, L.P., Oak Hill Credit Alpha MGP, LLC, Oak Hill Credit Opportunities MGP, LLC, OHA Finance MGP, LLC, OHA Capital Solutions MGP, LLC and OHA Strategic Credit Fund, LLC, and 48.1% interests in OHSF GP Partners II, LLC and OHSF GP Partners (Investors), LLC, (collectively, "Oak Hill"). Oak Hill engages in investment and asset management services. The Company has determined that all of these entities are variable interest entities and that an external member is the primary beneficiary. As such, the Company accounts for these ventures under the equity method. Upon acquisition of the original interests in Oak Hill there was a difference between the Company's book value of the equity investments and the underlying equity in the net assets of Oak Hill of approximately $200.2 million. The Company allocated this value to identifiable intangible assets of approximately $81.8 million and goodwill of $118.4 million. The unamortized balance related to intangible assets for these investments was approximately $49.7 million and $51.2 million as of March 31, 2009 and December 31, 2008, respectively. The Company's carrying value in Oak Hill was $173.3 million and $181.1 million at March 31, 2009 and December 31, 2008, respectively. The Company recognized equity in earnings from these entities of $2.1 million and $3.6 million for the three months ended March 31, 2009 and 2008, respectively.

        Madison Funds—As of March 31, 2009, the Company owned a 29.52% interest in Madison International Real Estate Fund II, LP, a 32.92% interest in Madison International Real Estate Fund III, LP and a 29.52% interest in Madison GP1 Investors, LP (collectively, the "Madison Funds"). The Madison Funds invest in illiquid ownership positions of entities that own real estate assets. The Company's carrying value in the Madison Funds was $58.8 million and $60.4 million at March 31, 2009 and December 31, 2008, respectively, and the Company recognized equity in losses from these investments of $8.5 million and $2.6 million for the three months ended March 31, 2009 and 2008, respectively.

        Other equity method investments—The Company also had smaller investments in several other entities that were accounted for under the equity method where the Company has ownership interests up to 50.0%. The Company's aggregate carrying value in these investments was $70.8 million and $84.7 million as of March 31, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2009, the

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 6—Other Investments (Continued)

Company recognized a $4.7 million non-cash impairment for an equity method investment that was determined to be impaired. The Company recognized cumulative net equity in losses in these investments of $14.1 million and $3.6 million for the three months ended March 31, 2009 and 2008, respectively.

        The following table presents the investee level summarized financial information of the Company's equity method investments (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Income Statement
Revenues	$(278,346)	$149,886
Costs and expenses	$54,234	$151,270
Net income (loss)	$(332,580)	$(1,384)

        During the three months ended March 31, 2009, the Company recorded a non-cash out-of-period charge of $9.4 million to recognize additional losses from an equity method investment as a result of additional depreciation expense that should have been recorded at the equity method entity. This adjustment was recorded as a reduction to "Other investments" in the Company's Consolidated Balance Sheets and an increase to "Losses from equity method investments," in the Company's Consolidated Statements of Operations. The Company concluded that the amount of losses that should have been recorded in periods beginning in July 2007 were not material to any of its previously issued financial statements. The Company also concluded that the cumulative out-of-period charge is not material to the current quarter or estimated fiscal year. As such, the charge was recorded in the Company's Consolidated Statements of Operations for the three months ended March 31, 2009, rather than restating prior periods.

        Unfunded commitments—As of March 31, 2009, the Company had $56.4 million of non-discretionary unfunded commitments related to nine equity method investments.

        CTL intangible assets, net—As of March 31, 2009 and December 31, 2008, the Company had $56.2 million and $58.5 million, respectively, of unamortized finite lived intangible assets primarily related to the acquisition of prior CTL facilities. The total amortization expense for these intangible assets was $2.1 million and $2.6 million for the three months ended March 31, 2009 and 2008, respectively.

Cost method investments

        The Company has investments in several real estate related funds or other strategic investment opportunities within niche markets that are accounted for under the cost method and had cumulative carrying values of $45.6 million and $54.5 million as of March 31, 2009 and December 31, 2008, respectively.

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 6—Other Investments (Continued)

        Unfunded commitments—As of March 31, 2009, the Company had $8.0 million of non-discretionary unfunded commitments related to two cost method investments.

Note 7—Other Assets and Other Liabilities

        Deferred expenses and other assets, net, consist of the following items (in thousands):

	As of March 31, 2009	As of December 31, 2008
Deferred financing fees, net(1)	$59,770	$25,387
Receivables due from asset sales	45,839	—
Other receivables	26,536	29,036
Corporate furniture, fixtures and equipment, net(2)	16,209	16,640
Leasing costs, net(3)	13,898	16,072
Derivative assets	2,534	3,872
Intangible assets, net(4)	2,353	2,687
Deferred tax asset	1,269	1,415
Goodwill	—	4,186
Other assets	13,219	19,729

Deferred expenses and other assets, net	$181,627	$119,024

    Explanatory Notes:

    (1)
    Accumulated amortization on deferred financing fees was $29.0 million and $24.1 million as of March 31, 2009 and December 31, 2008, respectively.

    (2)
    Accumulated depreciation on corporate furniture, fixture and equipment was $7.9 million and $7.2 million as of March 31, 2009 and December 31, 2008, respectively.

    (3)
    Accumulated amortization on leasing costs was $9.2 million and $8.7 million as of March 31, 2009 and December 31, 2008, respectively.

    (4)
    Accumulated amortization on intangible assets was $1.9 million and $1.6 million as of March 31, 2009 and December 31, 2008, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Other Assets and Other Liabilities (Continued)

        Accounts payable, accrued expenses and other liabilities consist of the following items (in thousands):

	As of March 31, 2009	As of December 31, 2008
Accrued interest payable	$96,725	$87,057
Fremont Participation payable (see Note 4)	93,874	141,717
Accrued expenses	21,741	41,745
Security deposits from customers	17,488	17,550
Unearned operating lease income	16,174	21,659
Deferred tax liabilities	8,088	6,900
Property taxes payable	4,580	5,187
Deferred income & liabilities	3,728	3,980
Other liabilities	18,829	28,697

Accounts payable, accrued expenses and other liabilities	$281,227	$354,492

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Debt Obligations

        As of March 31, 2009 and December 31, 2008, the Company had debt obligations under various arrangements with financial institutions as follows (in thousands):

		Carrying Value as of
	Maximum Amount Available	March 31, 2009	December 31, 2008, As Adjusted(1)	Stated Interest Rates(2)	Scheduled Maturity Date(2)
Secured revolving credit facilities:
Line of credit	$350,000	$202,931	$306,867	LIBOR + 1% – 2%(3)	September 2009
Line of credit(4)	640,000	603,703	—	LIBOR + 1.50%(5)	June 2011
Line of credit	360,000	360,000	—	LIBOR + 1.50%(5)	June 2012
Unsecured revolving credit facilities:
Line of credit(6)	500,818	495,533	2,122,904	LIBOR + 0.85%(5)	June 2011
Line of credit(7)	241,880	241,776	1,158,369	LIBOR + 0.85%(5)	June 2012

Total revolving credit facilities	$2,092,698	1,903,943	3,588,140
Secured term loans:
Collateralized by investments in corporate debt		193,905	300,000	LIBOR + 4.5%	September 2009
Collateralized by CTL assets		947,862	947,862	Greater of 6.25% or LIBOR + 3.40%	April 2011
Collateralized by loans and CTL assets		1,055,000	—	LIBOR + 1.50%(5)	June 2011
Collateralized by loans and CTL assets(8)		589,608	—	LIBOR + 1.50%(5)	June 2012
Collateralized by loans and CTL assets	$1,000,000	500,000	—	LIBOR + 2.50%(9)	June 2012
Collateralized by CTL assets		115,943	117,371	7.44%(10)	December 2020(10)
Collateralized by CTL assets		239,280	241,094	LIBOR + 1.65% 6.4% – 8.4%	Various through 2029

Total secured term loans		3,641,598	1,606,327
Debt premium		4,860	5,322

Total secured term loans		3,646,458	1,611,649

Unsecured notes:
4.875% senior notes		—	249,627	4.875%	January 2009
LIBOR + 0.55% senior notes		—	176,550	LIBOR + 0.55%	March 2009
LIBOR + 0.34% senior notes		458,850	465,000	LIBOR + 0.34%	September 2009
LIBOR + 0.35% senior notes		473,000	480,000	LIBOR + 0.35%	March 2010
5.375% senior notes		235,000	245,000	5.375%	April 2010
6.0% senior notes		326,885	334,820	6.0%	December 2010
5.80% senior notes		224,500	239,500	5.80%	March 2011
5.125% senior notes		234,150	241,150	5.125%	April 2011
5.650% senior notes		416,968	461,595	5.650%	September 2011
5.15% senior notes		587,768	603,768	5.15%	March 2012
5.500% senior notes		230,700	230,700	5.500%	June 2012
LIBOR + 0.50% senior notes		787,750	787,750	LIBOR + 0.50%	October 2012
8.625% senior notes		680,658	697,293	8.625%	June 2013
5.95% senior notes		780,432	795,227	5.95%	October 2013
6.5% senior notes		123,490	128,715	6.5%	December 2013
5.70% senior notes		291,849	295,099	5.70%	March 2014
6.05% senior notes		179,194	201,880	6.05%	April 2015
5.875% senior notes		375,488	407,748	5.875%	March 2016
5.850% senior notes		154,505	189,530	5.850%	March 2017

Total unsecured notes		6,561,187	7,230,952
Debt discount, net(1)		(42,131)	(42,410)

Total unsecured notes		6,519,056	7,188,542
Other debt obligations		100,000	100,000	LIBOR + 1.5%	October 2035
Debt discount		(1,918)	(1,927)

Total other debt obligations		98,082	98,073

Total debt obligations		$12,167,539	$12,486,404

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Debt Obligations (Continued)

Explanatory Notes:

(1)
On January 1, 2009, the Company adopted the provisions of FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement)." The standard requires retroactive application for prior periods presented. See Note 3 for further details.

(2)
All interest rates and maturity dates are for debt outstanding as of March 31, 2009. Some variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. Foreign variable-rate debt obligations are based on 30-day UK LIBOR for British pound borrowing, 30-day EURIBOR for euro borrowing and 30-day Canadian LIBOR for Canadian dollar borrowing. The 30-day LIBOR rate on March 31, 2009 was 0.50%. The 30-day UK LIBOR, EURIBOR and Canadian LIBOR rates on March 31, 2009 were 1.03%, 1.12% and 0.65%, respectively. Other variable-rate debt obligations are based on 90-day LIBOR and reprice every three months. The 90-day LIBOR rate on March 31, 2009 was 1.19%.

(3)
This facility has an unused commitment fee of 0.25% on any undrawn amounts.

(4)
As of March 31, 2009, included foreign borrowings of £65.9 million, €147.5 million, and CAD 35.0 million. Amounts in the table have been converted to U.S. dollars based on exchange rates in effect at March 31, 2009.

(5)
These revolving and term loan commitments have an annual commitment fee of 0.20%.

(6)
As of March 31, 2009, included foreign borrowings of £14.0 million, €31.4 million, and CAD 7.5 million. Amounts in the table have been converted to U.S. dollars based on exchange rates in effect at March 31, 2009.

(7)
As of March 31, 2009, included foreign borrowings of £11.0 million and CAD 3.1 million. Amounts in the table have been converted to U.S. dollars based on exchange rates in effect at March 31, 2009.

(8)
As of March 31, 2009, included foreign borrowings of £42.0 million and CAD 11.9 million. Amounts in the table have been converted to U.S. dollars based on exchange rates in effect at March 31, 2009.

(9)
This term loan commitment has an annual commitment fee of 0.25%.

(10)
This loan had an anticipated repayment date, as defined in the loan agreement, of April 1, 2009. The Company elected not to repay the loan on this date, and the interest rate increased to 11.438% effective April 1, 2009. The scheduled maturity date of the loan is December 31, 2020.

        As discussed in Note 3, the Company adopted of the provisions of FSP APB  14-1 on January 1, 2009, as required. FSP APB  14-1 requires the Company to account for proceeds from the issuance of convertible notes separately between the liability component and the conversion option (or the equity component). This standard is applicable to the Company's issued $800.0 million aggregate principal amount of convertible senior floating rate notes due October 2012 ("Convertible Notes"). The Convertible Notes are convertible at the option of the holders, into approximately 22.2 shares per $1,000 principal amount of Convertible Notes, on or after August 15, 2012, or prior to that date if (1) the price of the Company's Common Stock trades above 130% of the conversion price for a specified duration, (2) the trading price of the Convertible Notes is below a certain threshold, subject to specified exceptions, (3) the Convertible Notes have been called for redemption, or (4) specified corporate transactions have occurred. None of the conversion triggers have been met as of March 31, 2009. The conversion rate is subject to certain adjustments and was $45.05 per share as of March 31, 2009. If the conditions for conversion are met, the Company may choose to pay in cash and/or common stock; however, if this occurs, the Company has the intent and ability to settle this debt in cash.

        As of March 31, 2009, the carrying value of the additional paid in capital, or equity component of the Convertible Notes, was $37.4 million. As of March 31, 2009, the principal outstanding of the Convertible Notes was $787.8 million, the unamortized discount was $40.3 million and the net carrying amount of the liability was $747.5 million. As required, the adoption was applied retrospectively to all periods presented for fiscal years beginning before December 31, 2008. For the three months ended March 31, 2009 and 2008, the Company recognized interest on the Convertible Notes of $6.2 million and $12.9 million, respectively, in "Interest expense" on its Consolidated Statements of Operations, of which $2.4 million and $2.3 million, respectively, related to the amortization of the debt discount. Earnings per share was not

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Debt Obligations (Continued)

affected other than a change to net income attributable to iStar Financial Inc. (see Note 12 for further details).

        Unsecured/Secured Credit Agreements—In March 2009, the Company entered into a $1.00 billion First Priority Credit Agreement with participating members of its existing bank lending group. The First Priority Credit Agreement will mature in June 2012. Amounts available under the First Priority Credit Agreement may be drawn down over a 364-day commitment period from the date of closing in up to eight borrowings of no less than $100 million each. Borrowings will bear interest at the rate of LIBOR plus 2.50% per year, subject to adjustment based upon the Company's corporate credit ratings (see Ratings Triggers below) and will be secured by a pool of collateral consisting of loan assets, corporate tenant lease assets and securities. Pursuant to the agreement, collateral coverage of 1.2x or more of the principal amount of the aggregate borrowings under the First Priority Credit Agreement and the Second Priority Credit Agreements (as described below) must be maintained. As of March 31, 2009, there was $500.0 million immediately available to draw under the First Priority Credit Agreement.

        Also in March 2009, the Company restructured its two then existing unsecured revolving credit facilities by entering into two Second Priority Credit Agreements, $1.70 billion maturing in 2011 and $950.0 million maturing in 2012, with the same lenders participating in the First Priority Credit Agreement. Such lenders' commitments under the Company's unsecured facilities have been terminated and replaced by their commitments under the Second Priority Credit Agreements. Under these agreements, the participating lenders will have a second lien on the same collateral pool securing the First Priority Credit Agreement to secure their commitments. Borrowings will bear interest at the rate of LIBOR plus 1.50% per year, subject to adjustment based upon the Company's corporate credit ratings (see Ratings Triggers below). As of March 31, 2009, there was approximately $2.61 billion outstanding under the Second Priority Credit Agreements in the form of $1.06 billion in term loans due June 2011, $589.6 million in term loans due June 2012 and $963.7 million in revolving loans, of which $603.7 million will expire in June 2011 and $360.0 million will expire in June 2012. At March 31, 2009, the total carrying value of assets pledged as collateral to secure borrowings under the First and Second Priority Credit Agreements was approximately $4.00 billion.

        Concurrently with entering into the First and Second Priority Credit Agreements, the Company entered into amendments to its $2.22 billion and $1.20 billion unsecured revolving credit facilities. As of March 31, 2009, after giving effect to the amendments, outstanding balances on the unsecured credit facilities were $495.5 million which will expire in June 2011, and $241.8 million which will expire in June 2012. The amendments eliminated certain covenants and events of default. The unsecured revolving credit facilities may not be repaid prior to maturity while the First and Second Priority Credit Agreements remain outstanding. These facilities remain unsecured and no changes were made to the pricing terms of these facilities in connection with these amendments.

        In connection with the First and Second Priority Credit agreements as well as the amendments of the unsecured revolving credit facilities, the Company paid an aggregate of $37.7 million in fees to lenders and third party costs, which are recorded in "Deferred expenses and other assets, net", on the Company's Consolidated Balance Sheets and are being amortized to interest expense over the contractual term of the new and amended facilities.

        Capital Markets Activity—During the three months ended March 31, 2009, the Company repurchased, through open market transactions, $286.4 million par value of its senior unsecured notes with various

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Debt Obligations (Continued)

maturities ranging from January 2009 to March 2017. In connection with these repurchases, the Company recorded an aggregate net gain on early extinguishment of debt of approximately $154.4 million for the three months ended March 31, 2009.

        During the three months ended March 31, 2009, the Company also repaid its 4.875% senior notes due January 2009 and its LIBOR + 0.55% senior notes due March 2009.

        Other Financing Activity—In February 2009, the Company amended a secured term loan collateralized by investments in corporate debt. The term loan was extended to September 2009 and the interest rate was reset to LIBOR + 4.50% based on the Company's corporate credit ratings. In connection with this amendment, the Company also repaid $88.5 million of the outstanding principal on this loan.

        Debt Covenants—The Company's ability to borrow under its secured credit facilities depends on maintaining compliance with various covenants, including minimum net worth levels as well as specified financial ratios, such as fixed charge coverage, unencumbered assets to unsecured indebtedness, and leverage ratios. All of these covenants are maintenance covenants and, if breached, could result in an acceleration of the Company's facilities if a waiver or modification is not agreed upon with the requisite percentage of lenders. The Company's secured credit facilities also impose limitations on repayments, repurchases, refinancings and optional redemptions of its existing unsecured notes or secured exchange notes issued pursuant to the Company's exchange offer announced April 9, 2009, as well as limitations on repurchases of its Common Stock.

        The Company's publicly held debt securities also contain covenants that include fixed charge coverage and unencumbered assets to unsecured indebtedness ratios. The fixed charge coverage ratio in its publicly held securities is an incurrence test. If the Company does not meet the fixed charge coverage ratio, its ability to incur additional indebtedness will be restricted. The unencumbered asset to unsecured indebtedness covenant is a maintenance covenant and, if breached and not cured within applicable cure periods, could result in acceleration of the Company's publicly held debt unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. Based on the Company's unsecured credit ratings at March 31, 2009, the financial covenants in its publicly held debt securities, including the fixed charge coverage ratio and maintenance of unencumbered assets to unsecured indebtedness ratio, are operative.

        The Company's secured credit facilities and its public debt securities contain cross-default provisions that allow the lenders and the bondholders to declare an event of default and accelerate the Company's indebtedness to them if the Company fails to pay amounts due in respect of its other recourse indebtedness in excess of specified thresholds. In addition, the Company's secured credit facilities, unsecured credit facilities and the indentures governing its public debt securities provide that the lenders and bondholders may declare an event of default and accelerate its indebtedness to them if there is a non-payment default under the Company's other recourse indebtedness in excess of specified thresholds and, if the holders of the other indebtedness are permitted to accelerate, in the case of the secured credit facilities, or accelerate, in the case of its unsecured credit facilities and the bond indentures, the other recourse indebtedness.

        Ratings Triggers—The Company's First and Second Priority Secured Credit Agreements bear interest at LIBOR-based rates plus an applicable margin which varies between the First Priority Credit Agreement and the Second Priority Credit Agreement and is determined based on the Company's corporate credit ratings. The interest rate on borrowings under the Company's unsecured revolving credit facilities also

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Debt Obligations (Continued)

varies based upon its corporate credit ratings. At March 31, 2009, the Company's credit ratings were BB from S&P, B2 from Moody's and B- from Fitch. The Company's ability to borrow under its unsecured and revolving credit facilities is not dependent on its credit ratings. Based on the Company's current credit ratings, downgrades in the Company's credit ratings will have no effect on its borrowing rates under these facilities.

        Future Scheduled Maturities—As of March 31, 2009, future scheduled maturities of outstanding long-term debt obligations are as follows (in thousands):

2009 (remaining nine months)	$855,686
2010	1,040,368
2011	4,059,409
2012	3,297,602
2013	1,641,232
Thereafter	1,312,431

Total principal maturities	12,206,728
Unamortized debt discounts, net	(39,189)

Total long-term debt obligations	$12,167,539

        Unfunded Commitments—As of March 31, 2009 the Company had $1.94 billion of unfunded commitments relating to loans, CTLs, and other investments, of which $1.79 billion was non-discretionary and $146.9 million was discretionary.

Note 9—Equity

        DRIP/Stock Purchase Plan—During the three months ended March 31, 2009, the Company did not issue any Common Stock under the plan. During the three months ended March 31, 2008, the Company issued a total of approximately 25,100 shares of Common Stock resulting in net proceeds of approximately $0.5 million. There are approximately 1.8 million shares available for issuance under the plan as of March 31, 2009.

        Stock Repurchase Program—On March 13, 2009, the Company's Board of Directors authorized the repurchase of up to $50 million of Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. During the three months ended March 31, 2009, the Company repurchased 3.5 million shares of its outstanding Common Stock under this program for a cost of approximately $8.7 million at an average cost of $2.51 per share. As of March 31, 2009, the Company had remaining $41.4 million available to repurchase Common Stock under this authorized stock repurchase program. In addition, as of March 31, 2009, the Company had remaining $1.0 million remaining available to repurchase Common Stock under a program previously approved in July 2008.

        Noncontrolling Interest—The Company adopted SFAS No. 160, as required, on January 1, 2009, which requires the Company to report noncontrolling interests as a component of equity (see Note 3 for further details).

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Equity (Continued)

        Below is net income (loss) attributable to the iStar Financial Inc. allocable to common shareholders, HPU holders and Participating Security holders (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Amounts attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders
Income (loss) from continuing operations, net of noncontrolling interests	$(97,792)	$74,641
Income from discontinued operations	346	8,128
Gain from discontinued operations	11,617	2,056

Net income (loss) attributable to iStar Financial Inc.	(85,829)	84,825
Preferred dividend requirements	(10,580)	(10,580)

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders.	$(96,409)	$74,245

        The following table presents a reconciliation of the carrying amount of equity for the three months ended March 31, 2008 (in thousands):

	iStar Financial, Inc. Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2007, As Adjusted	$2,899,481	$36,175	$2,935,656
Adoption of FSP APB 14-1	36,514	—	36,514

Adjusted beginning balance January 1, 2008(1)	$2,935,995	$36,175	$2,972,170
Exercise of options	5,223	—	5,223
Dividends declared—preferred	(10,580)	—	(10,580)
Dividends declared—common	(116,040)	—	(116,040)
Dividends declared—HPU	(2,452)	—	(2,452)
Repurchase of stock	(1,542)	—	(1,542)
Issuance of stock—vested restricted stock units	2,689	—	2,689
Issuance of stock—DRIP/stock purchase plan	506	—	506
Net income for the period(2)	84,825	92	84,917
Contributions from noncontrolling interests	—	63	63
Distributions to noncontrolling interests	—	(456)	(456)
Change in accumulated other comprehensive (losses)	(11,932)	—	(11,932)

Balance at March 31, 2008	$2,886,692	$35,874	$2,922,566

Explanatory Notes:

(1)
On January 1, 2009, the Company adopted the provisions of FSP 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement)" and SFAS No. 160, "Noncontroliing Interest in Consolidated Financial Statements an amendment of ARB No. 51." These new standards require retroactive application for prior periods presented. See Notes 3 and 8 for further details.

(2)
For the three months ended March 31, 2008, net income excludes $112 attributable to redeemable noncontrolling interests.

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

        Non-designated Hedges—Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements, foreign exchange rate movements, and other identified risks, but may not meet the strict hedge accounting requirements of SFAS No. 133. There were no designated hedges outstanding as of March 31, 2009. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were $0.6 million for the three months ended March 31, 2009.

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 (in thousands):

	Asset Derivatives				Liability Derivatives
	As of March 31, 2009		As of December 31, 2008		As of March 31, 2009		As of December 31, 2008
Derivatives not designated as hedging instruments under SFAS No. 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate caps	Other Assets	$286	Other Assets	$726	Other Liabilities	$(54)	Other Liabilities	$(131)
Foreign exchange contracts	Other Assets	2,248	Other Assets	2,949	Other Liabilities	(163)	Other Liabilities	—
Fair value interest rate swap	Other Assets	—	Other Assets	197	N/A	—	N/A	—

Total		$2,534		$3,872		$(217)		$(131)

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 10—Risk Management and Derivatives (Continued)

        The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2009 (in thousands):

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate caps	Other expense	$(364)
Foreign exchange contracts	Other expense	955

Total		$591

        Foreign currency hedges—The following table presents the Company's foreign currency derivatives outstanding as of March 31, 2009 (in thousands):

Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity
Sell SEK/Buy USD forward	SEK 104,529	12,571	April 2009
Sell EUR/Buy USD forward	€ 14,000	18,491	June 2009
Buy USD/Sell INR forward	INR 521,743	10,000	November 2009

        Interest rate caps—The following table represents the notional principal amounts of interest rate caps by class (in thousands):

	As of
	March 31, 2009	December 31, 2008
Interest rate cap bought	$947,862	$947,862
Interest rate cap sold	(947,862)	(947,862)

Total interest rate caps	$—	$—

        Credit-risk-related Contingent Features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

Note 11—Stock-Based Compensation Plans and Employee Benefits

        The Company's 2006 Long-Term Incentive Plan (the "LTIP Plan") is designed to provide equity-based incentive compensation for officers, key employees, directors, consultants and advisers of the Company. The LTIP Plan provides for awards of stock options, shares of restricted stock, phantom shares, dividend equivalent rights and other share-based performance awards. A maximum of 4,550,000 shares of Common Stock may be subject to awards under the LTIP Plan provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 1.0 million, subject to certain anti-dilution provisions in the LTIP Plan. All awards under the Plan are at the discretion of the Board of Directors or a committee of the Board of Directors. As of March 31, 2009, options to purchase approximately 529,000 shares of Common Stock were outstanding under a prior long-term incentive plan. A total of approximately 803,000 shares remain available for awards under the LTIP Plan as of March 31, 2009.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 11—Stock-Based Compensation Plans and Employee Benefits (Continued)

        Stock Options—Changes in options outstanding during the three months ended March 31, 2009, are as follows (shares and aggregate intrinsic value in thousands, except for weighted average strike price):

	Number of Shares
	Employees	Non-Employee Directors	Other	Weighted Average Strike Price	Aggregate Intrinsic Value
Options Outstanding, December 31, 2008	396	86	47	$19.43
Issued in 2009	—	—	—	$—
Exercised in 2009	—	—	—	$—
Forfeited in 2009	—	—	—	$—

Options Outstanding, March 31, 2009	396	86	47	$19.43	$—

        The following table summarizes information concerning outstanding and exercisable options as of March 31, 2009 (options, in thousands):

Exercise Price	Options Outstanding and Exercisable	Remaining Contractual Life (Years)
$16.88	364	0.76
$17.38	14	0.96
$19.69	51	1.76
$24.94	40	2.13
$27.00	11	2.24
$29.82	44	3.16
$55.39	5	0.17

	529	1.19

        Restricted Stock Units—Changes in non-vested restricted stock units during the three months ended March 31, 2009 are as follows (in thousands, except per share amounts):

Non-Vested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested at December 31, 2008	14,987	$3.32
Granted	—	$—
Vested	(577)	$31.29
Forfeited	(151)	$1.52

Non-vested at March 31, 2009	14,259	$2.73	$40,068

        As of March 31, 2009, there were 10,164,000 market condition-based restricted stock units ("Units") outstanding, which were granted to executives and other officers of the Company on December 19, 2008. The Units will vest only if the employee is employed on the vesting dates and certain shareholder returns are achieved through meeting specified price targets for the Company's Common Stock, as follows: (a) if the Common Stock achieves a price of $4.00 or more (average NYSE closing price over 20 consecutive trading days) during the first year following the grant date (i.e., prior to December 19, 2009), the Units will vest in three equal installments on January 1, 2010, January 1, 2011, and January 1, 2012; (b) if the Units do not achieve the price target in the first year, but the Common Stock achieves a price of $7.00 or more

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 11—Stock-Based Compensation Plans and Employee Benefits (Continued)

(average NYSE closing price over 20 consecutive trading days) prior to December 19, 2010, the Units will vest in two equal installments on January 1, 2011 and January 1, 2012; and (c) if the Units do not achieve the price target in the first or second year, but the Common Stock achieves a price of $10.00 or more (average NYSE closing price over 20 consecutive trading days) prior to December 19, 2011, the Units will vest in one installment on January 1, 2012. If an applicable price target has been achieved, the Units will thereafter be entitled to dividend equivalent payments as dividends are paid on the Company's Common Stock. Upon vesting of the Units, holders will receive shares of the Company's Common Stock in the amount of the vested Units, net of applicable tax withholdings. The settlement of these Units using Common Stock is subject to shareholder approval of an increase in available awards under our equity compensation plans. If shareholder approval is not obtained, the Units will be settled by the Company in cash, which will vest and be paid only if one of the specified price targets is achieved within three years, in the same manner as shares as described above. Accordingly, per SFAS No. 123(R), the Company classified these grants as liability-based awards, measures the fair market value each reporting period and recorded $0.9 million of compensation expense for the three months ended March 31, 2009. Should shareholder approval be obtained, the liability-based awards will be converted to equity-based awards.

        As of March 31, 2009, there were 433,623 market condition-based restricted stock units outstanding, which were granted to employees on January 18, 2008 and cliff vest on December 31, 2010, only if the total shareholder return on the Company's Common Stock is at least 20% (compounded annually, including dividends) from the date of the award through the end of the vesting period. Total shareholder return will be based on the average NYSE closing prices for the Company's Common Stock for the 20 days prior to (a) the date of the award on January 18, 2008 (which was $25.04) and (b) the vesting date. No dividends will be paid on these units unless and until they are vested.

        The fair value of the market condition-based restricted stock units is based on the grant-date market value of the awards utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's Common Stock. The following assumptions were used to estimate the fair value of market condition-based awards:

	Valued as of
	January 18, 2008	March 31, 2009(1)
Risk-free interest rate	2.39%	1.07%
Expected stock price volatility	27.46%	113.13%
Expected annual dividend	—	$1.00

          Explanatory Note:

      (1)
      Liability-based awards granted on December 19, 2008 are re-measured at the end of each reporting period.

        As of March 31, 2009, there were 3.7 million unvested service-based restricted stock units outstanding that are paid dividends as dividends are paid on shares of the Company's Common Stock and these dividends are accounted for as a reduction to retained earnings in a manner consistent with the Company's Common Stock dividends.

        The Company recorded $5.6 million and $4.8 million of stock-based compensation expense in "General and administrative" on the Company's Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, there was $33.2 million of total unrecognized compensation cost related to non-vested restricted stock units. That cost is expected to be recognized over the remaining vesting/service period for the respective grants.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 11—Stock-Based Compensation Plans and Employee Benefits (Continued)

        401(k) Plan—The Company made gross contributions of $0.7 million and $0.9 million for the three months ended March 31, 2009 and 2008, respectively.

Note 12—Earnings Per Share

        Pursuant to Emerging Issues Task Force 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share" ("EITF 03-6"), EPS is calculated using the two-class method. The two-class method allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. HPU holders are Company employees or former employees who purchased high performance common stock units under the Company's High Performance Unit (HPU) Program. The program is more fully described in the Company's annual proxy statement and in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. These HPU units have been treated as a separate class of common stock under EITF 03-6.

        As discussed in Note 3, the Company adopted FSP EITF 03-6-1 on January 1, 2009. Under the standard, all unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are deemed a Participating Security and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, the Company's unvested restricted stock units and common stock equivalents issued under its Long-Term Incentive Plans are considered participating securities and have been included in the two-class method when calculating EPS. As required, the Company adjusted all prior-period EPS data presented to conform to the provisions of this guidance.

        The following table presents a reconciliation of the numerators of the basic and diluted EPS calculations for the three months ended March 31, 2009 and 2008 (in thousands, except for per share data):

	For the Three Months Ended March 31,
	2009	2008
Income (loss) from continuing operations	$(99,035)	$74,845
Net (income) loss attributable to noncontrolling interests	1,243	(204)
Preferred dividend requirements	(10,580)	(10,580)
Dividends paid to Participating Security holders (1)	—	(1,122)

Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders and HPU holders	$(108,372)	$62,939

Explanatory Note:

(1)
In accordance with Emerging Issues Task Force 07-4, "Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships," ("EITF 07-4") the total dividends paid to Participating Security holders during the period have been deducted from income (loss) from continuing operations, because total dividends distributed by the Company exceeded earnings for the period.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 12—Earnings Per Share (Continued)

	For the Three Months Ended March 31,
	2009	2008
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders(1)	$(105,537)	$61,636
Income from discontinued operations	337	7,960
Gain from discontinued operations	11,314	2,013

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(93,886)	$71,609

Numerator for diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders(1)(2)	$(105,537)	$61,642
Income from discontinued operations	337	7,960
Gain from discontinued operations	11,314	2,014

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(93,886)	$71,616

Denominator (basic & diluted):
Weighted average common shares outstanding for basic earnings per common share	105,606	134,262
Add: effect of assumed shares issued under treasury stock method for stock options and restricted shares without non-forfeitable rights to dividends.	—	232
Add: effect of joint venture shares	—	349

Weighted average common shares outstanding for diluted earnings per common share	105,606	134,843

Basic earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders(1)	$(1.00)	$0.46
Income from discontinued operations	0.00	0.06
Gain from discontinued operations	0.11	0.01

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(0.89)	$0.53

Diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders(1)	$(1.00)	$0.46
Income from discontinued operations	0.00	0.06
Gain from discontinued operations	0.11	0.01

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(0.89)	$0.53

Explanatory Notes:

(1)
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders have been adjusted for net (income) loss attributable to noncontrolling interests and preferred dividend requirements. In addition, for the three months ended March 31, 2008, income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders was adjusted for dividends paid to Participating Security holders (see preceding table).

(2)
For the three months ended March 31, 2008 includes the allocable portions of $1 of joint venture income.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 12—Earnings Per Share (Continued)

	For the Three Months Ended March 31,
	2009	2008
Earnings allocable to High Performance Units:
Numerator for basic earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders(1)	$(2,836)	$1,303
Income from discontinued operations	9	168
Gain from discontinued operations	304	43

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(2,523)	$1,514

Numerator for diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders(1)(2)	$(2,836)	$1,297
Income from discontinued operations	9	168
Gain from discontinued operations, net	304	42

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(2,523)	$1,507

Denominator (basic & diluted):
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15

Basic earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders(1)	$(189.07)	$86.87
Income from discontinued operations	0.60	11.20
Gain from discontinued operations	20.27	2.87

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(168.20)	$100.94

Diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders(1)	$(189.07)	$86.47
Income from discontinued operations	0.60	11.20
Gain from discontinued operations	20.27	2.80

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(168.20)	$100.47

Explanatory Notes:

(1)
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders have been adjusted for net (income) loss attributable to noncontrolling interests and preferred dividend requirements. In addition, for the three months ended March 31, 2008, income (loss) from continuing operations allocable attributable to iStar Financial Inc. and to HPU holders was adjusted for dividends paid to Participating Security holders (see preceding table).

(2)
For the three months ended March 31, 2008 includes the allocable portions of $1 of joint venture income.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 12—Earnings Per Share (Continued)

        For the three months ended March 31, 2008, basic and diluted net income allocable to common shareholders and HPU holders per share were retroactively adjusted to reflect the adoption of FSP EITF 03-6-1. The Company reduced its diluted weighted average common shares outstanding for the reporting period, by unvested restricted stock units and common stock equivalents deemed to be Participating Securities. In addition, pursuant to EITF 07-4, as a result of dividends paid in excess of earnings during the period the Company allocated $1.1 million of earnings from common shares and HPU shares to Participating Securities, representing dividends paid to the Participating Security holders for the three months ended March 31, 2008. This adoption, along with the adoption of FSP 14-1 (see Note 3 and 8), reduced basic and diluted net income allocable to common shareholders by ($0.02) per share, and reduced basic and diluted net income allocable to HPU holders by ($3.66) per share and ($3.73) per share, respectively.

        For the three months ended March 31, 2009 and 2008, the following shares were anti-dilutive (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Common stock equivalents	20	—
Joint venture shares	298	—
Stock options	529	104
Restricted stock units	10,598	490

        In addition, as of March 31, 2009, the conditions for conversion related to the Company's Convertible Notes have not been met. If the conditions for conversion are met, the Company may choose to settle in cash and/or Common Stock, however, if this occurs the Company has the intent and ability to settle this debt in cash. Accordingly, there was no impact on the Company's diluted earnings per share, for any of the periods presented.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Comprehensive Income (loss)

        The statement of comprehensive income (loss) attributable to iStar Financial Inc. is as follows (in thousands):

	For the Three Months Ended March 31,
	2009	2008, As Adjusted(1)
Net income (loss)	$(87,072)	$85,029
Other comprehensive income:
Reclassification of losses on available-for-sale securities into earnings upon realization	4,058	—
Reclassification of gains on cash flow hedges into earnings upon realization	(1,481)	(294)
Unrealized losses on available-for-sale securities	—	(360)
Unrealized losses on cash flow hedges	(30)	(11,278)
Unrealized losses on cumulative translation adjustment	(1,882)	—

Comprehensive income (loss)	(86,407)	73,097
Net (income) loss attributable to noncontrolling interests	1,243	(204)

Comprehensive income (loss) attributable to iStar Financial Inc.	$(85,164)	$72,893

    Explanatory Note:

    (1)
    On January 1, 2009, the Company adopted the provisions of FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement)" and SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements an amendment of ARB No. 51." Both new standards require retroactive application for prior periods presented. See Notes 3 and 8 for further details.

        Accumulated other comprehensive income reflected in the Company's shareholders' equity is comprised of the following (in thousands):

	As of March 31, 2009	As of December 31, 2008
Unrealized losses on available-for-sale securities	$(1,225)	$(5,283)
Unrealized gains on cash flow hedges	7,033	8,544
Unrealized losses on cumulative translation adjustment	(3,436)	(1,554)

Accumulated other comprehensive income	$2,372	$1,707

        During the three months ended March 31, 2009 and 2008, the Company reclassified $0.3 million and $0.4 million, respectively, of unrealized gains on cash flow hedges into earnings as a decrease to interest expense. The Company expects that $1.1 million of unrealized gains on cash flow hedges will be reclassified into earnings as a decrease to interest expense over the next twelve months.

Note 14—Dividends

        In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income and must distribute 100% of its taxable income to avoid paying corporate federal income taxes. The Company anticipates it will distribute all of its taxable

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 14—Dividends (Continued)

income to its shareholders. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may be required to borrow to make sufficient dividend payments. The Company did not declare any Common Stock dividends for the first quarter ended March 31, 2009.

        The Company declared and paid dividends aggregating $2.0 million, $2.8 million, $2.0 million, $1.5 million and $2.3 million on its Series D, E, F, G, and I preferred stock, respectively, during the three months ended March 31, 2009. There are no dividend arrearages on any of the preferred shares currently outstanding.

Note 15—Fair Value of Financial Instruments

        SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs into valuation techniques used to measure fair value into three levels as follows:

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

        Certain of the Company's assets and liabilities are recorded at fair value as of March 31, 2009 and December 31, 2008. SFAS No. 157 requires disclosures for assets and liabilities that are measured on a recurring basis and on a nonrecurring basis. Assets required to be marked-to-market and reported at fair value every reporting period are classified as being valued on a recurring basis. Other assets not required to be recorded at fair value every period may be recorded at fair value if a specific provision or other impairment is recorded within the period to mark the carrying value of the asset to market as of the reporting date. Such assets are classified as being valued on a nonrecurring basis.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 15—Fair Value of Financial Instruments (Continued)

        The following table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories as of March 31, 2009 and December 31, 2008 (in thousands):

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2009:
Recurring basis:
Financial Assets:
Derivative assets	$2,534	—	$2,534	—
Other lending investments—available-for-sale debt securities	$3,761	$3,761	—	—
Marketable securities	$13,135	$13,135	—	—
Financial Liabilities:
Derivative liabilities	$217	—	$217	—
Nonrecurring basis:
Financial Assets:
Impaired loans	$1,146,667	—	—	$1,146,667
Impaired other lending investments—held-to-maturity securities	$1,639	$1,639	—	—
Impaired equity method investments	$879	$879	—	—
Impaired cost method investments	$351	—	—	$351
Non-financial Assets:
Impaired OREO	$6,724	—	—	$6,724
As of December 31, 2008:
Recurring basis:
Financial Assets:
Derivative assets	$3,872	$—	$3,872	$—
Other lending investments—available-for-sale securities	$10,856	$10,856	$—	$—
Marketable securities	$8,083	$8,083	$—	$—
Financial Liabilities:
Derivative liabilities	$131	$—	$131	$—
Nonrecurring basis:
Financial Assets:
Impaired loans	$1,821,012	$—	$—	$1,821,012
Impaired other lending investments—securities	$10,128	$10,128	$—	$—
Impaired cost method investments	$3,888	$—	$—	$3,888

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

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

        Securities—All of the Company's available-for-sale and impaired held-to-maturity debt and equity securities are actively traded in the secondary market and have been valued using quoted market prices.

        Impaired loans—The Company's loans identified as being impaired under the provisions of SFAS No. 114 are collateral dependent loans and are evaluated for impairment by comparing the estimated fair value of the underlying collateral, less costs to sell, to the carrying value of each loan. Due to the nature of the individual properties collateralizing the Company's loans, the Company generally uses the income approach through internally developed valuation models to estimate the fair value of the collateral. This approach requires the Company to make significant judgments in respect to discount rates, capitalization rates and the timing and amounts of estimated future cash flows that are considered Level 3 inputs in accordance with SFAS No. 157. These cash flows include costs of completion, operating costs, and lot and unit sale prices.

        Impaired OREO—The Company periodically evaluates its OREO assets to determine if events or changes in circumstances have occurred during the reporting period that may have a significant adverse effect on their fair value. Due to the nature of the individual properties in the OREO portfolio, the Company uses the income approach through internally developed valuation models to estimate the fair value of the assets. This approach requires the Company to make significant judgments in respect to discount rates, capitalization rates and the timing and amounts of estimated future cash flows that are considered Level 3 inputs in accordance with SFAS No. 157. These cash flows include costs of completion, operating costs, and lot and unit sale prices.

        Equity method and cost method investments—The Company periodically evaluates its equity and cost method investments to determine if events or changes in circumstances have occurred in that period that

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 15—Fair Value of Financial Instruments (Continued)

may have a significant adverse effect on the fair value of an investment. If an impairment indicator is present, the Company estimates the fair value of the investment using various techniques.

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

        The Company evaluates performance based on the following financial measures for each segment (in thousands):

	Real Estate Lending	Corporate Tenant Leasing	Corporate/ Other(1)	Company Total
Three months ended March 31, 2009
Total revenues(2)	$176,869	$79,010	$2,511	$258,390
Earnings (loss) from equity method investments	—	662	(21,162)	(20,500)
Total operating and interest expense(3)	286,626	55,403	149,273	491,302
Net operating income (loss)(4)	(109,757)	24,269	(167,924)	(253,412)
Three months ended March 31, 2008
Total revenues(2)	$332,856	$78,250	$1,218	$412,324
Earnings (loss) from equity method investments	—	650	(3,248)	(2,598)
Total operating and interest expense(3)	95,431	28,669	210,781	334,881
Net operating income (loss)(4)	237,425	50,231	(212,811)	74,845
As of March 31, 2009
Total long-lived assets(5)	$10,182,944	$3,015,009	$—	$13,197,953
Total assets(6)	10,544,311	3,285,916	970,870	14,801,097
As of December 31, 2008
Total long-lived assets(5)	$10,586,644	$3,044,811	$—	$13,631,455
Total assets(6)(7)	11,037,624	3,330,907	928,217	15,296,748

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

(3)
Total operating and interest expense primarily includes provision for loan losses for the Real Estate Lending business and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 16—Segment Reporting (Continued)

  specifically related to each segment. Interest expense on unsecured notes, the interim financing facility, unsecured and secured revolving credit facilities and general and administrative expense are included in Corporate/Other for all periods. Depreciation and amortization of $23.7 million and $23.9 million for the three months ended March 31, 2009 and 2008, respectively, are included in the amounts presented above.

(4)
Net operating income represents income before gain on early extinguishment of debt, income from discontinued operations, gain from discontinued operations and gain on sale of joint venture interest.

(5)
Total long-lived assets are comprised of Loans and other lending investments, net and Corporate tenant lease assets, net for the Real Estate Lending and Corporate Tenant Leasing segments, respectively.

(6)
Intangible assets included in Corporate Tenant Leasing at March 31, 2009 and December 31, 2008 was $56.2 million and $58.5 million, respectively. Intangible assets included in Corporate/Other at March 31, 2009 and December 31, 2008 was $2.4 million and $2.7 million, respectively.

(7)
Goodwill included in Corporate Tenant Leasing at December 31, 2008 was $4.2 million.

Note 17—Subsequent Events

        Subsequent to quarter end, the Company completed a series of private offers through which $1.01 billion aggregate principal amount of its senior unsecured notes of various series were exchanged for $634.8 million aggregate principal amount of new second-lien senior secured notes issued by the Company and guaranteed by certain of its subsidiaries. Concurrent with the exchange offer, the Company purchased for cash $12.5 million of the Company's outstanding senior floating rate notes due September 2009 pursuant to a cash tender offer. The transactions closed on May 8, 2009.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are included with respect to, among other things, iStar Financial Inc.'s (the "Company's") current business plan, business strategy, portfolio management and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in Item 1a—"Risk Factors" in our 2008 Annual Report (as defined below), all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "we," "our" and "us" refer to iStar Financial Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

        The discussion below should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on form 10-Q and our annual report on Form 10-K for the year ended December 31, 2008 (the "2008 Annual Report"). These historical financial statements may not be indicative of our future performance. We have reclassified certain items in our consolidated financial statements of prior periods to conform to our current financial statements presentation.

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

Executive Overview

        Financial market conditions, including the ongoing credit crisis and economic downturn, have continued to adversely affect the nation in early 2009, resulting in a negative impact on our business and operating results during the first quarter of 2009. The market deterioration has led to a decline in commercial real estate values, and a lack of available debt financing for commercial real estate assets has limited borrowers' ability to repay or refinance their loans. The combination of these factors resulted in an increase in nonperforming assets during the first quarter. These factors and their affect on our operations have also resulted in increases in our financing costs, a continuing inability to access the unsecured debt markets, depressed prices for our Common Stock and continued suspension of quarterly Common Stock dividends.

        During the first quarter of 2009, we incurred a net loss of $85.8 million on $258.4 million of revenue, resulting in $(0.89) of diluted earnings (loss) per common share and $(0.61) of adjusted diluted earnings (loss) per share. These financial results primarily resulted from a provision for loan losses of $258.1 million and impairments of other assets of $25.3 million, which were recognized during the quarter. The provision for loan losses was driven by an increase in nonperforming loans to $3.93 billion, or 32.6% of Managed Loan Value (as defined below in "Risk Management"), as of March 31, 2009, from $3.46 billion, or 27.5% of Managed Loan Value, at December 31, 2008. The increase in nonperforming loans resulted from the continued deterioration in the financial markets and weakened economic conditions impacting our borrowers, who continue to have difficulty refinancing or selling their projects in order to repay their loans in a timely manner. These losses were partially offset by the repurchase of $286.4 million face amount of senior unsecured notes, resulting in the recognition of $154.4 million in gains on the early extinguishment of debt. In addition, general and administrative expenses have declined 8% to $39.4 million for the three months ended March 31, 2009 from $42.8 million for the three months ended March 31, 2008. This was primarily achieved through reductions in head count and continued integration of our operations.

        As liquidity in the capital markets has continued to be severly constrained and our repayments have become more uncertain, we have utilized asset sales and additional secured financing to supplement our liquidity. As part of this strategy we completed a new secured term loan facility and restructuring of our existing unsecured revolving credit facilities with participating members of our bank lending group during the first quarter of 2009. The new and restructured facilities also provide us with additional operating flexibility through the modification of certain financial covenants. As of March 31, 2009, we had $1.0 billion of cash and available capacity under our credit facilities.

Key Performance Measures

        We use the following metrics to measure our profitability:

  •
  Adjusted Diluted EPS, calculated as adjusted diluted earnings allocable to common shareholders divided by diluted weighted average common shares outstanding. (See section captioned "Adjusted Earnings" for more information on this metric).

  •
  Net Finance Margin, calculated as the rate of return on assets less the rate of cost on debt. The rate of return on assets is the sum of interest income and operating lease income, divided by the sum of the average book value of gross loans and other lending investments, corporate tenant lease assets, purchased intangibles and assets held for sale over the period. The rate of cost on debt is the sum of interest expense and operating costs for corporate tenant lease assets, divided by the average book value of gross debt obligations during the period.

  •
  Return on Average Common Book Equity, calculated as net income allocable to common shareholders, HPU holders and Participating Security holders divided by average common book equity.

  •
  Adjusted Return on Average Common Book Equity, calculated as adjusted basic earnings allocable to common shareholders, HPU holders and Participating Security holders divided by average common book equity.

        The following table summarizes these key metrics:

	For the Three Months Ended March 31,
	2009	2008, As Adjusted(1)
Adjusted Diluted EPS	$(0.61)	$0.86
Net Finance Margin(2)	2.4%	4.1%
Return on Average Common Book Equity	(20.7)%	12.4%
Adjusted Return on Average Common Book Equity	(14.1)%	19.9%

    Explanatory Notes:

    (1)
    On January 1, 2009, the Company adopted the provisions of FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement)" and FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." These new standards require retroactive application for prior periods presented. See Notes 3, 8 and 12 of the Notes to the Company's Consolidated Financial Statements for further details

    (2)
    For the three months ended March 31, 2009 and 2008, operating lease income used to calculate the net finance margin includes amounts from discontinued operations of $490, and $334, respectively. For the three months ended March 31, 2009 and 2008, operating costs—corporate tenant lease assets used to calculate the net finance margin includes amounts from discontinued operations of $44 and $(70), respectively.

Results of Operations for the Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

	For the Three Months Ended March 31,
	2009	2008, As Adjusted(1)	$ Change	% Change
	(in thousands)
Interest income	$177,227	$276,100	$(98,873)	(36)%
Operating lease income	78,650	78,199	451	1%
Other income	2,513	58,025	(55,512)	(96)%

Total revenue	$258,390	$412,324	$(153,934)	(37)%

Interest expense	$131,165	$169,779	$(38,614)	(23)%
Operating costs—corporate tenant lease assets	6,631	5,125	1,506	29%
Depreciation and amortization	23,692	23,901	(209)	(1)%
General and administrative	39,389	42,776	(3,387)	(8)%
Provision for loan losses	258,096	89,500	168,596	>100%
Impairment of goodwill	4,186	—	4,186	100%
Impairment of other assets	21,145	—	21,145	100%
Other expense	6,998	3,800	3,198	84%

Total costs and expenses	$491,302	$334,881	$156,421	47%

Gain on early extinguishment of debt	$154,377	$—	$154,377	100%
Losses from equity method investments	$(20,500)	$(2,598)	$(17,902)	>100%
Income from discontinued operations	$346	$8,128	$(7,782)	(96)%
Gain from discontinued operations	$11,617	$2,056	$9,561	>100%

Explanatory Note:

(1)
On January 1, 2009, the Company adopted the provisions of FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement)" and SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements an amendment of ARB No. 51." Both new standards require retroactive application for prior periods presented. See Notes 3, 8 and 9 of the Notes to the Company's Consolidated Financial Statements for further details.

        Revenue—The $153.9 million decrease in total revenue during the first quarter of 2009 compared to the same period in 2008 was primarily due to lower interest income and other income. Interest income decreased primarily due to the increasing level of non-performing loans within the portfolio. In addition, interest income on our variable-rate lending investments decreased as a result of the interest rate environment, with the average one-month LIBOR rates decreasing to 0.46% in the first quarter of 2009, compared to 3.30% in the first quarter of 2008.

        Other income was $55.5 million lower during the first quarter of 2009 as compared to the same period of 2008. The decrease was primarily due to a $44.2 million gain recognized from the redemption of a participation interest in a lending investment during the first quarter of 2008. In addition, other income from prepayment penalties was lower during the first quarter of 2009 as compared to the same period in 2008.

        Costs and expenses—Total costs and expenses increased by approximately $156.4 million primarily due to the increase in our provision for loan losses and non-cash asset impairment charges offset by decreases in interest expense and general and administrative expenses.

        The $168.6 million increase in our provision for loan losses was primarily due to additional asset-specific reserves that were required due to the increasing level of non-performing loans within the portfolio, resulting from the continued deterioration in the financial markets. The commercial real estate market has continued to experience weakened economic conditions which has negatively impacted our borrowers' ability to service their debt and refinance their loans at maturity. These changes are further described in the "Risk Management" and "Executive Overview" sections.

        During the first quarter 2009, we recorded $21.1 million of non-cash impairment charges composed of $9.5 million for certain held-to-maturity and available-for-sale securities in our loans and other lending investments portfolio, $5.0 million in our other investment portfolio and $6.6 million for certain OREO assets.

        In March 2009, due to the continued overall deterioration in the commercial real estate market, we determined our goodwill was impaired and recorded a non-cash impairment charge of $4.2 million, eliminating goodwill in our corporate tenant leasing reporting unit.

        Interest expense in the first quarter of 2009 decreased by 23% from the same period of 2008 primarily due to the repayment of the Company's outstanding interim financing facility and various bond maturities and debt repurchases throughout 2008 and the first quarter of 2009. In addition, lower average borrowing rates which decreased to 4.13% during the first quarter of 2009 as compared to 5.30% during the same period in 2008 contributed to the decrease in interest expense.

        General and administrative expenses were reduced primarily due to lower payroll and payroll related costs, which declined 23% from the first quarter of 2008 to the same period in 2009. This was primarily the result of reductions in headcount.

        Gain on early extinguishment of debt—During the first quarter of 2009, we retired $286.4 million par value of our senior unsecured notes through open market repurchases, resulting in an aggregate net gain on early extinguishment of debt of $154.4 million.

        Losses from equity method investments—Losses from equity method investments increased $17.9 million for the first quarter of 2009 compared to the same period of 2008 primarily due to a $9.4 million non-cash out of period charge to recognize additional losses from an equity method investment as a result of additional depreciation expense that should have been recorded at the equity method entity in prior periods beginning in July 2007. We concluded the amount was not material to any of our previously issued financial statements, and as such recorded the charge during the three months ended March 31, 2009. Additional losses were primarily attributable to weaker market performance that affected our strategic investments during the first quarter of 2009.

        Income from discontinued operations—For the three months ended March 31, 2009 and 2008, operating results for CTL and Timber Star assets sold during 2008 or 2009, are classified as discontinued operations. The decrease in income from discontinued operations is primarily due to the inclusion of more income in 2008 for CTL and TimberStar assets sold in 2008 and in 2009.

        Gain from discontinued operations—We sold two CTL assets for net proceeds of $32.4 million during the three months ended March 31, 2009 and recognized gains of approximately $11.6 million. During the three months ended March 31, 2008, we sold two CTL assets for net proceeds of $8.2 million and recognized gains of approximately $2.1 million.

Adjusted Earnings

        We measure our performance using adjusted earnings in addition to net income. Adjusted earnings represent net income allocable to common shareholders, HPU holders and Participating Security holders computed in accordance with GAAP, before depreciation, depletion, amortization, gain from discontinued operations, ineffectiveness on interest rate hedges, impairments of goodwill and intangible assets, extraordinary items and cumulative effect of change in accounting principle. Adjustments for joint ventures reflect our share of adjusted earnings calculated on the same basis.

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

	For the Three Months Ended March 31,
	2009	2008, As Adjusted(1)
	(in thousands)
Adjusted earnings:
Net income (loss).	$(87,072)	$85,029
Add: Depreciation, depletion and amortization	23,499	27,638
Add: Joint venture income	—	4
Add: Joint venture depreciation, depletion and amortization	10,688	8,625
Add: Amortization of deferred financing costs	5,160	9,914
Add: Impairment of goodwill	4,186	—
Less: Hedge ineffectiveness, net	—	1,491
Less: Gain from discontinued operations	(11,617)	(2,056)
Less: Preferred dividend requirement	(10,580)	(10,580)

Adjusted diluted earnings (loss) allocable to common shareholders, HPU holders and Participating Security holders(2)(3)	$(65,736)	$120,065

Weighted average diluted common shares outstanding	105,606	134,843

Explanatory Notes:

(1)
On January 1, 2009, the Company adopted the provisions of FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement)" and SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements an amendment of ARB No. 51." Both new standards require retroactive application for prior periods presented. See Notes 3, 8 and 9 of the Notes to the Company's Consolidated Financial Statements for further details.

(2)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program. Participating Security holders are Company employees and directors who hold unvested restricted stock units and common stock equivalents granted under the Company's Long Term Incentive Plan. For the three months ended March 31, 2009 and 2008, adjusted diluted earnings (loss) allocable to common shareholders, HPU holders and Participating Security holders includes $(1,720) and $2,475, respectively of adjusted earnings (loss) allocable to HPU holders.

(3)
For the three months ended March 31, 2008, amount excludes $1,122 of dividends paid to Participating Securities.

Risk Management

        Loan Credit Statistics—The table below summarizes our non-performing loans and details the reserve for loan losses associated with our loans (in thousands):

	As of March 31, 2009	As of December 31, 2008
Non-performing loans
Carrying value	$3,533,604	$3,108,798
Participated portion	396,706	349,359

Managed Loan Value(1)	$3,930,310	$3,458,157
As a percentage of Managed Loan Value of total loans	32.6%	27.5%
Watch list loans
Carrying value	$1,164,463	$1,026,446
Participated portion	121,553	238,450

Managed Loan Value	$1,286,016	$1,264,896
Reserve for loan losses	$1,136,349	$976,788
As a percentage of Managed Loan Value of total loans	9.4%	7.8%
As a percentage of Managed Loan Value of non-performing loans	28.9%	28.2%
Other real estate owned
Carrying value	$233,758	$242,505

    Explanatory Note:

    (1)
    Managed Loan Value of a loan is computed by adding iStar's carrying value of the loan and the participation interest sold on the Fremont CRE portfolio. The participation, receives 70% of all loan principal payments, including principal that we have funded. Therefore, we are in the first loss position and we believe that presentation of the Managed Loan Value is more relevant than a presentation of our carrying value when discussing our risk of loss on the loans in the Fremont CRE Portfolio.

        Non-Performing Loans—We designate loans as non-performing at such time as: (1) management determines the borrower is incapable of, or has ceased efforts towards, curing the cause of an impairment; (2) the loan becomes 90 days delinquent; or (3) the loan has a maturity default. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of March 31, 2009, we had non-performing loans with an aggregate carrying value of $3.53 billion and an aggregate Managed Loan Value of $3.93 billion, or 32.6% of the total Managed Loan Value of total loans. Our non-performing loans increased during the first quarter of 2009, particularly in our residential land development and condominium construction portfolios, due to the worsening economy and the continued disruption in the credit markets, which have adversely impacted the ability of many of our borrowers to service their debt and refinance our loans at maturity. Due to the continuing deterioration of the commercial real estate market, the process of estimating collateral values and reserves will continue to require significant judgment on the part of management. Management currently believes there is adequate collateral and reserves to support the book values of the loans.

        Watch List Assets—We conduct a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset in our portfolio. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." As of March 31, 2009, we had assets on the credit watch list, (excluding non-performing loans), with an aggregate carrying value of $1.16 billion and an aggregate Managed Loan Value of $1.29 billion, or 10.7% of total managed loans.

        Reserve For Loan Losses—During the three months ended March 31, 2009, the reserve for loan losses increased $159.6 million, which was the result of $258.1 million of provisioning for loan losses reduced by $98.5 million of charge-offs. The reserve is increased through the provision for loan losses, which reduces income in the period recorded and is reduced through charge-offs.

        The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of March 31, 2009, we had $938.5 million of asset-specific reserves compared to $799.6 million of asset-specific reserves at December 31, 2008. The increase in asset-specific reserves during the three months ended March 31, 2009 was primarily due to the increase in non-performing loans as previously discussed. The increase was also due to additional reserves required for existing non-performing loans further impacted by the continued deterioration in the commercial real estate market.

        The formula-based general reserve is derived from estimated probabilities of principal loss and loss given default severities assigned to the portfolio during our quarterly internal risk rating assessment. Probabilities of principal loss and severity factors are based on industry and/or internal experience and may be adjusted for significant factors that, based on our judgment, impact the collectability of the loans as of the balance sheet date. The general reserve was $197.8 million as of March 31, 2009 and has increased from $177.2 million at December 31, 2008.

        Other Real Estate Owned (OREO)—During the three months ended March 31, 2009, we received titles to properties in satisfaction of senior mortgage loans with cumulative carrying values of $117.5 million, for which those properties had served as collateral, and recorded charge-offs totaling $47.5 million related to these loans. We recorded impairment charges totaling $6.6 million during this same period due to changing market conditions as well as net losses on property sales. During the three months ended March 31, 2009, we sold OREO assets for net proceeds of $73.3 million and recognized net losses of $4.8 million which were included in "Impairment of other assets" on our Consolidated Statements of Operations.

Liquidity and Capital Resources

        We require significant capital to fund our investment activities and operating expenses, including approximately $864.1 million to fund outstanding loan commitments associated with our loan portfolio during the remainder of 2009. We expect these unfunded commitments to decline throughout the rest of the year, as most of the projects will be completed (from a construction perspective) by year end. In addition we have debt maturities totaling approximately $0.9 million remaining in 2009.

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

        In March 2009, we obtained additional financing and consummated a restructuring of our existing unsecured revolving credit facilities by entering into new secured credit facilities (the "Secured Credit Facilities Transaction"). In connection with this transaction, we entered into a $1.00 billion First Priority Credit Agreement which will mature in June 2012 and will be secured by a pool of collateral consisting of loan assets, corporate tenant lease assets and securities. We also entered into a $1.70 billion Second Priority Credit Agreement maturing in June 2011 and a $950.0 million Second Priority Credit Agreement maturing in June 2012 with the same lenders participating in the First Priority Credit Agreement, who will have a second lien on the same collateral pool. Refer to the Unsecured/Secured Credit Agreements section below for further details on these transactions.

        In addition, during the three months ended March 31, 2009 we received gross principal repayments from borrowers of approximately $490.7 million and realized $371.3 million in proceeds from strategic completed asset sales. We funded $375.9 million of loan commitments during the quarter and repaid outstanding debt of $383.4 million at maturity. We also repurchased $286.4 million par value of senior unsecured notes during the first quarter, resulting in the recognition of $154.4 million in gains on the early extinguishment of debt.

        As of March 31, 2009, we had $1.0 billion of cash and available capacity under our credit facilities comprised of $513.9 million of available cash and $500.0 million of available capacity. We actively manage our liquidity and continually work on initiatives to address both our debt covenant compliance and our liquidity needs. We expect proceeds from asset sales over the coming year to supplement loan repayments and borrowings under our credit facilities over the same period. We intend to continue to analyze additional asset sales and secured financing alternatives in order to maintain adequate liquidity for the balance of the year and position us for long-term future growth.

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

        Our ability to obtain additional debt and equity financing will depend in part on our ability to comply with the financial covenants in our secured credit facilities and our publicly held debt securities, as further described in the Debt Covenants section below. In addition, any decision by our lenders and investors to provide us with additional financing will depend upon a number of other factors, such as our compliance with the terms of existing credit arrangements, our financial performance, our credit ratings, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.

        Subsequent to quarter end, we completed a series of private offers through which $1.01 billion aggregate principal amount of our senior unsecured notes of various series were exchanged for $634.8 million aggregate principal amount of new second-lien senior secured notes issued by us and guaranteed by certain of our subsidiaries. Concurrent with the exchange offer, we purchased for cash $12.5 million of our outstanding senior floating rate notes due September 2009 pursuant to a cash tender offer. The transactions closed on May 8, 2009. We may from time to time seek to retire or repurchase additional outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise.

        The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of March 31, 2009. We have no other long-term liabilities that would constitute a contractual obligation.

	Principal And Interest Payments Due By Period
	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	6 – 10 Years	After 10 Years
	(In thousands)
Long-Term Debt Obligations:
Unsecured notes	$5,773,437	$931,850	$2,025,271	$2,107,129	$709,187	$—
Convertible notes	787,750	—	—	787,750	—	—
Unsecured revolving credit facilities	737,309	—	495,533	241,776	—	—
Secured term loans	3,641,598	193,905	2,090,038	1,146,259	12,857	198,539
Secured revolving credit facility	1,166,634	202,931	603,703	360,000	—	—
Trust preferred	100,000	—	—	—	—	100,000

Total	12,206,728	1,328,686	5,214,545	4,642,914	722,044	298,539
Interest Payable(1)	1,721,913	462,967	753,775	349,700	114,856	40,615
Operating Lease Obligations	279,675	20,759	41,400	38,066	94,374	85,076

Total(2)	$14,208,316	$1,812,412	$6,009,720	$5,030,680	$931,274	$424,230

Explanatory Notes:

(1)
All variable-rate debt assumes a 30-day LIBOR rate of 0.50% (the 30-day LIBOR rate at March 31, 2009).

(2)
We also have letters of credit outstanding totaling $44.4 million, of which $30.0 million serves as collateral on a secured revolving credit facility and $14.4 million as additional collateral for four of our investments. See "Off-Balance Sheet Transactions" below, for a discussion of certain unfunded commitments related to our lending and CTL business.

        Unsecured/Secured Credit Agreements—In March 2009, we entered into a $1.00 billion First Priority Credit Agreement with participating members of our existing bank lending group. The First Priority Credit Agreement will mature in June 2012. Amounts available under the First Priority Credit Agreement may be drawn down over a 364-day commitment period from the date of closing in up to eight borrowings of no less than $100 million each. Borrowings will bear interest at the rate of LIBOR plus 2.50% per year, subject to adjustment based upon our corporate credit ratings (see Ratings Triggers below) and will be secured by a pool of collateral consisting of loan assets, corporate tenant lease assets and securities. Pursuant to the agreement, collateral coverage of 1.2x or more of the principal amount of the aggregate borrowings under the First Priority Credit Agreement and the Second Priority Credit Agreements (as described below) must be maintained. As of March 31, 2009, there was $500.0 million immediately available to draw under the First Priority Credit Agreement.

        On March 13, 2009, we restructured our two then existing unsecured revolving credit facilities by entering into two Second Priority Credit Agreements, $1.70 billion maturing in 2011 and $950.0 million maturing in 2012, with the same lenders participating in the First Priority Credit Agreement. Such lenders' commitments under our unsecured facilities have been terminated and replaced by their commitments under the Second Priority Credit Agreements. Under these agreements, the participating lenders will have a second lien on the same collateral pool securing the First Priority Credit Agreement to secure their commitments. Borrowings will bear interest at the rate of LIBOR plus 1.50% per year, subject to adjustment based upon our corporate credit ratings (see Ratings Triggers below). As of March 31, 2009, there was approximately $2.61 billion outstanding under the Second Priority Credit Agreements in the form of $1.06 billion in term loans due June 2011, $589.6 million in term loans due June 2012 and $963.7 million in revolving loans, of which $603.7 million will expire in June 2011 and $360.0 million will expire in June 2012. At March 31, 2009, the total carrying value of assets pledged as collateral to secure borrowings under the First and Second Priority Credit Agreements was approximately $4.00 billion. The First and Second Priority Credit Agreements prohibit us from issuing more than $1.0 billion aggregate principal amount of new debt securities secured on a second priority basis by the collateral.

        Concurrently with entering into the First and Second Priority Credit Agreements, we entered into amendments to our $2.22 billion and $1.20 billion unsecured revolving credit facilities. As of March 31, 2009, after giving effect to the amendments, outstanding balances on the unsecured credit facilities were $495.5 million which will expire in June 2011, and $241.8 million which will expire in June 2012. The amendments eliminated certain covenants and events of default. The unsecured revolving credit facilities may not be repaid prior to maturity while the First and Second Priority Credit Agreements remain outstanding. These facilities remain unsecured and no changes were made to the pricing terms of these facilities in connection with these amendments.

        Unencumbered Assets/Unsecured Debt—The following table shows the ratio of unencumbered assets to unsecured debt at March 31, 2009 and December 31, 2008 (in thousands):

	As of March 31, 2009	As of December 31, 2008
Total Unencumbered Assets	$9,519,492	$13,540,138
Total Unsecured Debt(1)	$7,398,496	$10,612,225
Unencumbered Assets/Unsecured Debt	129%	128%

      Explanatory Note:

      (1)
      See Note 8 of the Notes to Consolidated Financial Statements for a more detailed description of our unsecured debt.

        Capital Markets Activity—During the three months ended March 31, 2009, we repurchased, through open market transactions, $286.4 million par value of our senior unsecured notes with various maturities ranging from January 2009 to March 2017. In connection with these repurchases, we recorded an aggregate net gain on early extinguishment of debt of approximately $154.4 million for the three months ended March 31, 2009. We may repurchase additional debt securities that we have issued from time to time in open market transactions or privately negotiated purchases. There can be no assurance as to the timing or amount of any such repurchases or whether we will recognize gains from such repurchases.

        During the three months ended March 31, 2009, we also repaid our 4.875% senior notes due January 2009 and our LIBOR + 0.55% senior notes due March 2009.

        Other Financing Activity—In February 2009, we amended a secured term loan collateralized by investments in corporate debt. The term loan was extended to September 2009 and the interest rate was reset to LIBOR + 4.50% based on our corporate credit ratings. In connection with this amendment, we also repaid $88.5 million of the outstanding principal on this loan.

        As of March 31, 2009, future scheduled maturities of outstanding long-term debt obligations are as follows (in thousands):

2009 (remaining nine months)	$855,686
2010	1,040,368
2011	4,059,409
2012	3,297,602
2013	1,641,232
Thereafter	1,312,431

Total principal maturities	12,206,728
Unamortized debt discounts, net	(39,189)

Total long-term debt obligations	$12,167,539

        Debt Covenants—Our ability to borrow under our secured credit facilities depends on maintaining compliance with various covenants, including minimum net worth levels as well as specified financial ratios, such as fixed charge coverage, unencumbered assets to unsecured indebtedness, and leverage ratios. All of these covenants are maintenance covenants and, if breached, could result in an acceleration of our facilities if a waiver or modification is not agreed upon with the requisite percentage of lenders. Our secured credit facilities also impose limitations on repayments, repurchases, refinancings and optional redemptions of our existing unsecured notes or secured exchange notes issued pursuant to our exchange offer announced on April 9, 2009, as well as limitations on repurchases of our Common Stock.

        Our publicly held debt securities also contain covenants that include fixed charge coverage and unencumbered assets to unsecured indebtedness ratios. The fixed charge coverage ratio in our publicly held securities is an incurrence test. If we do not meet the fixed charge coverage ratio, our ability to incur additional indebtedness will be restricted. The unencumbered asset to unsecured indebtedness covenant is a maintenance covenant and, if breached and not cured within applicable cure periods, could result in acceleration of our publicly held debt unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. Based on our unsecured credit ratings at March 31, 2009, the financial covenants in our publicly held debt securities, including the fixed charge coverage ratio and maintenance of unencumbered assets to unsecured indebtedness ratio, are operative.

        Our secured credit facilities and our public debt securities contain cross-default provisions that allow the lenders and the bondholders to declare an event of default and accelerate our indebtedness to them if we fail to pay amounts due in respect of our other recourse indebtedness in excess of specified thresholds. In addition, the secured credit facilities, our unsecured credit facilities and the indentures governing our public debt securities provide that the lenders and bondholders may declare an event of default and accelerate our indebtedness to them if there is a non-payment default under our other recourse indebtedness in excess of specified thresholds and, if the holders of the other indebtedness are permitted to accelerate, in the case of the secured credit facilities, or accelerate, in the case of our unsecured credit facilities and the bond indentures, the other recourse indebtedness.

        Ratings Triggers—Our First and Second Priority Secured Credit Agreements bear interest at LIBOR-based rates plus an applicable margin which varies between the First Priority Credit Agreement and the Second Priority Credit Agreement and is determined based on our corporate credit ratings. The interest rate on borrowings under our unsecured revolving credit facilities also varies based upon our corporate credit ratings. At March 31, 2009, our credit ratings were BB from S&P, B2 from Moody's and B- from Fitch. Our ability to borrow under our secured and unsecured credit facilities is not dependent on its credit ratings. Based on our current credit ratings, downgrades in our credit ratings will have no effect on our borrowing rates under these facilities.

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

        Developing an effective strategy for dealing with movements in interest rates and currencies is complex and no strategy can completely insulate us from risks associated with such fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition.

        The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 (in thousands):

	Asset Derivatives				Liability Derivatives
	As of March 31, 2009		As of December 31, 2008		As of March 31, 2009		As of December 31, 2008
Derivatives Not Designated as Hedging Instruments Under SFAS No. 133(1)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate caps	Other Assets	$286	Other Assets	$726	Other Liabilities	$(54)	Other Liabilities	$(131)
Foreign exchange contracts	Other Assets	2,248	Other Assets	2,949	Other Liabilities	(163)	Other Liabilities	—
Fair value interest rate swap	Other Assets	—	Other Assets	197	N/A	—	N/A	—

Total		$2,534		$3,872		$(217)		$(131)

Explanatory Note:

(1)
Pursuant to FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133").

        The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2009 (in thousands):

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate caps	Other income/(expense)	$(364)
Foreign exchange contracts	Other income/(expense)	955

Total		$591

        Foreign currency hedges—The following table presents our foreign currency derivatives outstanding as of March 31, 2009 (these derivatives outstanding as of March 31, 2009 (in thousands):

Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Sell SEK/Buy USD forward	SEK 104,529	12,571	April 2009	$(163)
Sell EUR/Buy USD forward	€14,000	18,491	June 2009	2
Buy USD/Sell INR forward	INR 521,743	10,000	November 2009	2,245

        Interest rate caps—The following table represents the notional principal amounts and fair values of interest rate caps by class (in thousands):

	As of
	March 31, 2009	December 31, 2008
Interest rate cap bought	$947,862	$947,862
Interest rate cap sold	(947,862)	(947,862)

Total interest rate caps	$—	$—

        Off-Balance Sheet Transactions—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity.

        We have certain discretionary and non-discretionary unfunded commitments related to our loans, CTLs and other lending investments that we may be required to, or choose to, fund in the future. Discretionary commitments are those under which we have sole discretion with respect to future funding. Non-discretionary commitments are those that we are generally obligated to fund at the request of the borrower or upon the occurrence of events outside of our direct control. As of March 31, 2009, we had 159 loans with unfunded commitments totaling $1.75 billion, of which $146.9 million was discretionary and $1.60 billion was non-discretionary. In addition, we had $7.3 million of non-discretionary unfunded commitments related to four existing customers in the form of tenant improvements which were negotiated between us and the customers at the commencement of the leases. Further, we had 13 strategic investments with unfunded non-discretionary commitments of $183.8 million.

        Transactions with Related Parties—We have substantial investments in a non-controlling interest of Oak Hill Advisors, L.P., Oak Hill Credit Alpha MGP, OHSF GP Partners II, LLC, Oak Hill Credit Opportunities MGP, LLC, OHSF GP Partners (Investors), LLC, OHA Finance MGP, LLC, OHA Capital Solutions MGP, LLC, OHA Strategic Credit GenPar, LLC and OHA Leveraged Loan Portfolio GenPar, LLC (see Note 6 to the Company's Notes to Consolidated Financial Statements for more detail). In relation to our investment in these entities, we appointed to our Board of Directors a member that holds a substantial investment in these same nine entities. As of March 31, 2009, the carrying value in these ventures was $173.6 million. We recorded equity in earnings from these investments of $3.6 million for the three months ended March 31, 2009. We have also invested directly in seven funds managed by Oak Hill Advisors, L.P., which have a cumulative carrying value of $1.8 million as of March 31, 2009.

        DRIP/Stock Purchase Plans—During the three months ended March 31, 2009, we did not issue any Common Stock under the plan. During the three months ended March 31, 2008, we issued a total of approximately 25,100 shares of Common Stock under the plan resulting in net proceeds of approximately $0.5 million. There are approximately 1.8 million shares available for issuance under the plan as of March 31, 2009.

        Stock Repurchase Program—On March 13, 2009, our Board of Directors authorized the repurchase of up to $50 million of Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. During the three months ended March 31, 2009, we repurchased 3.5 million shares of our outstanding Common Stock under this program for a cost of approximately $8.7 million at an average cost of $2.51 per share. As of March 31, 2009, we had remaining $41.4 million available to repurchase Common Stock under this authorized stock repurchase programs. In addition, as of March 31, 2009, we had remaining $1.0 million available to repurchase Common Stock under a program previously approved in July 2008.

        Subsequent Events—Subsequent to quarter end, we completed a series of private offers through which $1.01 billion aggregate principal amount of our senior unsecured notes of various series were exchanged for $634.8 million aggregate principal amount of new second-lien senior secured notes issued by us and guaranteed by certain of our subsidiaries. Concurrent with the exchange offer, we purchased for cash $12.5 million of our outstanding senior floating rate notes due September 2009 pursuant to a cash tender offer. The transactions closed on May 8, 2009.

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

        A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2008 in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our policies as of March 31, 2009.

        Recently Issued Accounting Pronouncements—For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see Note 3 of the Notes to Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        There have been no material changes in Quantitative and Qualitative Disclosures About Market Risk for the first three months of 2009 as compared to the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2008. See discussion of quantitative and qualitative disclosures about market risk under Item 7a—"Quantitative and Qualitative Disclosures about Market Risk," included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Citiline Holdings, Inc., et al. v. iStar Financial, Inc., et al.

        In April 2008, two putative class action complaints were filed in the United States District Court for the Southern District of New York naming the Company and certain of its current and former executive officers as defendants and alleging violations of the Securities Act of 1933, as amended. Both suits were purportedly filed on behalf of the same putative class of investors who purchased common stock in the Company's December 13, 2007 public offering (the "Company's Offering"). The two complaints were consolidated on April 30, 2008.

        On November 17, 2008, Plumbers Union Local No. 12 Pension Fund and Citiline Holdings, Inc. were appointed Lead Plaintiffs to pursue the action. Plaintiffs filed a Consolidated Amended Complaint on February 2, 2009, purportedly on behalf of a putative class of investors who purchased iStar common stock between December 6, 2007 and March 6, 2008 (the "Complaint"). The Complaint named as defendants the Company, certain of its current and former executive officers, and certain investment banks who served as underwriters in the Company's Offering. The Complaint reasserted claims for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and added claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Plaintiffs allege the defendants made certain material misstatements and omissions relating to the Company's continuing operations, including the value of the Company's loan portfolio and certain debt securities held by the Company. The Complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorneys fees, and rescission of the public offering. No class has been certified and discovery has not begun. The Company and its current and former officers filed a motion to dismiss the Complaint on April 27, 2009.

        The Company believes this action has no merit and intends to defend itself vigorously against it.

Lehman Commercial Paper Inc.

        On February 27, 2009, Lehman Commercial Paper Inc. ("Lehman") filed a complaint with the United States Bankruptcy Court for the Southern District of New York (the "Court") seeking a declaratory judgment and injunctive relief to prevent the consummation by iStar and several lenders of a then-proposed $1.0 billion senior secured credit facility and restructuring of the Company's then-existing unsecured revolving credit facilities. A hearing on the matter was held before the Court on March 5, 2009. By an order dated March 6, 2009, the Court denied as moot Lehman's request for injunctive relief and granted the Company's cross motion to modify the automatic stay applicable to Lehman under Section 362(a) of the United States Bankruptcy Code to permit the consummation of the transaction.

ITEM 1A.    RISK FACTORS

        See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended March 31, 2009:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans
March 1 – March 31, 2009(1)	—	—	—	$1,037,989
March 1 – March 31, 2009(2)	3,472,400	$2.51	3,472,400	$41,379,620

Explanatory Notes:

(1)
On July 31, 2008, the Company authorized the repurchase, from time to time, on the open market or otherwise, of up to $50 million of its Common Stock at prevailing market prices or at negotiated prices. There is no fixed expiration date to this stock repurchase program. No repurchases were made under this stock repurchase program during the three months ended March 31, 2009.

(2)
On March 13, 2009, the Company authorized the repurchase, from time to time, on the open market or otherwise, of up to an additional $50 million of its Common Stock at prevailing market prices or at negotiated prices, including pursuant to one or more trading plans. There is no fixed expiration date to this stock repurchase program.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS

a.
Exhibits

Exhibit Number	Document Description
4.1	Form of Global Note evidencing 8.0% Second-Priority Senior Secured Guaranteed Notes due March 2011 issued on May 8, 2009.
4.2	Form of Global Note evidencing 10.0% Second-Priority Senior Secured Guaranteed Notes due June 2014 issued on May 8, 2009.
4.3	Indenture dated May 8, 2009, by and between the Company, each of the Guarantors (as defined therein) and U.S. Bank National Association, as trustee.
10.1
First Priority Credit Agreement, dated as of March 13, 2009, among the Company and JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Citicorp North America, Inc., as syndication agents, J.P. Morgan Securities Inc., Banc of America Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners, and the bank lenders named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 19, 2009).

Exhibit Number	Document Description
10.2	Second Priority Credit Agreement (2011 Maturities), dated as of March 13, 2009, among the Company and JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Citicorp North America, Inc., as syndication agents, J.P. Morgan Securities Inc., Banc of America Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners, and the bank lenders named therein (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on March 19, 2009).
10.3
Second Priority Credit Agreement (2012 Maturities), dated as of March 13, 2009, among the Company and JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Citicorp North America, Inc., as syndication agents, J.P. Morgan Securities Inc., Banc of America Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners, and the bank lenders named therein (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on March 19, 2009).
10.4
2006 Amendment and Commitment Transfer Agreement, dated as of March 13, 2009, among iStar Financial Inc. and Bank of America N.A., as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and the bank lenders named therein (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on March 19, 2009).
10.5
2007 Amendment and Commitment Transfer Agreement, dated as of March 13, 2009, among iStar Financial Inc. and Bank of America, N.A., as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and the bank lenders named therein (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on March 19, 2009).
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSTAR FINANCIAL INC. Registrant
Date: May 8, 2009	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (Principal executive officer)
Date: May 8, 2009	/s/ JAMES D. BURNS James D. Burns Chief Financial Officer (Principal financial and accounting officer)