Form 10-Q
period 2009-06-30
ISTAR FINANCIAL INC
filed 2009-08-10
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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

        As of July 31, 2009, there were 99,651,865 shares of common stock, $0.001 par value per share of iStar Financial Inc., ("Common Stock") outstanding.

iStar Financial Inc.

Index to Form 10-Q

PART 1. CONSOLIDATED FINANCIAL INFORMATION

Item I.    Financial Statements

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	As of June 30, 2009	As of December 31, 2008, As Adjusted(1)
ASSETS
Loans and other lending investments, net	$9,578,241	$10,586,644
Corporate tenant lease assets, net	2,992,286	3,044,811
Other investments	391,292	447,318
Other real estate owned	382,570	242,505
Cash and cash equivalents	417,352	496,537
Restricted cash	34,406	155,965
Accrued interest and operating lease income receivable, net	66,611	87,151
Deferred operating lease income receivable	118,062	116,793
Deferred expenses and other assets, net	137,774	119,024

Total assets	$14,118,594	$15,296,748

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$230,491	$354,492
Debt obligations, net	11,826,503	12,486,404

Total liabilities	12,056,994	12,840,896

Commitments and contingencies	—	—
Redeemable noncontrolling interests	7,447	9,190
Equity:
iStar Financial Inc. shareholders' equity:
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at June 30, 2009 and December 31, 2008	4	4
Series E Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,600 shares issued and outstanding at June 30, 2009 and December 31, 2008	6	6
Series F Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at June 30, 2009 and December 31, 2008	4	4
Series G Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 3,200 shares issued and outstanding at June 30, 2009 and December 31, 2008	3	3
Series I Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,000 shares issued and outstanding at June 30, 2009 and December 31, 2008	5	5
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 137,832 issued and 99,618 outstanding at June 30, 2009 and 137,352 issued and 105,457 outstanding at December 31, 2008	138	137
Additional paid-in capital	3,781,697	3,768,772
Retained earnings (deficit)	(1,628,971)	(1,240,280)
Accumulated other comprehensive income (see Note 13)	4,381	1,707
Treasury stock, at cost, $0.001 par value, 38,214 shares at June 30, 2009 and 31,895 shares at December 31, 2008	(137,883)	(121,159)

Total iStar Financial Inc. shareholders' equity	2,029,184	2,418,999
Noncontrolling interests	24,969	27,663

Total equity	2,054,153	2,446,662

Total liabilities and equity	$14,118,594	$15,296,748

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

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008, As Adjusted(1)	2009	2008, As Adjusted(1)
Revenue:
Interest income	$142,181	$235,354	$319,408	$511,453
Operating lease income	76,835	77,295	155,485	155,495
Other income	5,560	7,760	8,073	65,785

Total revenue	224,576	320,409	482,966	732,733

Costs and expenses:
Interest expense	127,186	164,470	258,351	334,250
Operating costs—corporate tenant lease assets	5,615	4,546	12,161	9,613
Depreciation and amortization	24,825	24,025	48,477	47,887
General and administrative	38,421	44,004	77,810	86,780
Provision for loan losses	435,016	276,660	693,112	366,160
Impairment of other assets	24,817	57,692	45,962	57,692
Impairment of goodwill	—	39,092	4,186	39,092
Other expense	53,310	1,704	60,308	5,504

Total costs and expenses	709,190	612,193	1,200,367	946,978

Income (loss) before earnings (loss) from equity method investments and other items	(484,614)	(291,784)	(717,401)	(214,245)
Gain on early extinguishment of debt	200,879	—	355,256	—
Gain on sale of joint venture interest	—	280,219	—	280,219
Earnings (loss) from equity method investments	1,864	6,070	(18,636)	3,473

Income (loss) from continuing operations	(281,871)	(5,495)	(380,781)	69,447
Income (loss) from discontinued operations	(102)	5,994	119	14,025
Gain from discontinued operations	—	50,476	11,617	52,532

Net income (loss)	(281,973)	50,975	(369,045)	136,004
Net loss attributable to noncontrolling interests	271	771	1,514	567
Gain on sale of joint venture interest attributable to noncontrolling interests	—	(18,560)	—	(18,560)
Gain from discontinued operations attributable to noncontrolling interests	—	(3,689)	—	(3,689)

Net income (loss) attributable to iStar Financial Inc.	(281,702)	29,497	(367,531)	114,322
Preferred dividend requirements	(10,580)	(10,580)	(21,160)	(21,160)

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders(2)(3)(4)	$(292,282)	$18,917	$(388,691)	$93,162

Per common share data(4):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(2.85)	$(0.24)	$(3.79)	$0.21
Diluted	$(2.85)	$(0.24)	$(3.79)	$0.22
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(2.85)	$0.14	$(3.68)	$0.67
Diluted	$(2.85)	$0.14	$(3.68)	$0.67
Weighted average number of common shares—basic	99,769	134,399	102,671	134,330
Weighted average number of common shares—diluted	99,769	134,399	102,671	134,782
Per HPU share data(2)(4):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(538.80)	$(46.73)	$(718.14)	$40.20
Diluted	$(538.80)	$(46.73)	$(718.14)	$40.13
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(539.00)	$26.07	$(697.07)	$126.93
Diluted	$(539.00)	$26.07	$(697.07)	$126.53
Weighted average number of HPU shares—basic and diluted	15	15	15	15

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

(3)
Participating Security holders are Company employees and directors who hold unvested restricted stock units and common stock equivalents granted under the Company's Long Term Incentive Plans (see Notes 11 and 12).

(4)
See Note 12 for amounts attributable to iStar Financial Inc. for income (loss) from continuing operations and further details on the calculation of earnings per share.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statement of Changes in Equity

For the Six Months Ended June 30, 2009

(In thousands)

(unaudited)

	iStar Financial Inc. Shareholders' Equity
	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series I Preferred Stock	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock at cost	Noncontrolling Interests	Total
Balance at December 31, 2008, As Adjusted(1)	$4	$6	$4	$3	$5	$9,800	$137	$3,731,379	$(1,232,506)	$1,707	$(121,159)	$27,663	$2,417,043
Adoption of FSP APB 14-1 (see Notes 3 and 8)	—	—	—	—	—	—	—	37,393	(7,774)	—	—	—	29,619

Adjusted beginning balance January 1, 2009	$4	$6	$4	$3	$5	$9,800	$137	$3,768,772	$(1,240,280)	$1,707	$(121,159)	$27,663	$2,446,662
Dividends declared—preferred	—	—	—	—	—	—	—	—	(21,160)	—	—	—	(21,160)
Repurchase of stock	—	—	—	—	—	—	—	—	—	—	(16,724)	—	(16,724)
Issuance of stock—vested restricted stock units	—	—	—	—	—	—	1	12,925	—	—	—	—	12,926
Net loss for the period(2)	—	—	—	—	—	—	—	—	(367,531)	—	—	(1,511)	(369,042)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	5	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(1,188)	(1,188)
Change in accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	2,674	—	—	2,674

Balance at June 30, 2009	$4	$6	$4	$3	$5	$9,800	$138	$3,781,697	$(1,628,971)	$4,381	$(137,883)	$24,969	$2,054,153

Explanatory Notes:

(1)
On January 1, 2009, the Company adopted the provisions of SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements an amendment of ARB No. 51." The new standard requires retroactive application for prior periods presented. See Notes 3 and 9 for further details.

(2)
For the six months ended June 30, 2009, net loss excludes $3 attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Six Months Ended June 30,
	2009	2008, As Adjusted(1)
Cash flows from operating activities:
Net income (loss)	$(369,045)	$136,004
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Non-cash expense for stock-based compensation	13,051	12,602
Shares withheld for employee taxes on stock-based compensation arrangements	(535)	(2,845)
Impairment of goodwill	4,186	39,092
Impairment of other assets	45,962	57,692
Depreciation, depletion and amortization	48,598	54,510
Amortization of discounts/premiums and deferred financing costs on debt	3,877	21,136
Amortization of discounts/premiums, deferred interest and costs on lending investments	(66,257)	(112,376)
Discounts, loan fees and deferred interest received	4,821	17,199
(Income) loss from unconsolidated entities	18,636	(3,473)
Distributions from operations of unconsolidated entities	18,149	32,133
Deferred operating lease income receivable	(8,340)	(8,790)
Gain from discontinued operations	(11,617)	(52,532)
Gain on early extinguishment of debt	(355,256)	—
Gain on sale of joint venture interest	—	(280,219)
Provision for loan losses	693,112	366,160
Provision for deferred taxes	1,342	2,486
Other non-cash adjustments	(384)	(2,134)
Note receivable from investment redemption	—	(44,228)
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	19,748	26,032
Changes in deferred expenses and other assets, net	7,165	(17,078)
Changes in accounts payable, accrued expenses and other liabilities	(29,557)	(25,090)

Cash flows from operating activities	37,656	216,281

Cash flows from investing activities:
New investment originations	—	(13,559)
Add-on fundings under existing loan commitments	(734,107)	(1,912,899)
Purchase of securities	(11,137)	—
Repayments of and principal collections on loans	382,895	1,261,571
Net proceeds from sales of loans	399,720	179,008
Net proceeds from sales of discontinued operations	36,455	406,151
Net proceeds from sales of other real estate owned	145,572	86,176
Net proceeds from sale of joint venture interest	—	416,970
Net proceeds from repayments and sales of securities	16,328	9,022
Contributions to unconsolidated entities	(18,673)	(23,421)
Distributions from unconsolidated entities	5,811	6,390
Capital improvements for build-to-suit facilities	(7,152)	(60,307)
Capital expenditures and improvements on corporate tenant lease assets	(1,691)	(14,871)
Other investing activities, net	(5,588)	(12,809)

Cash flows from investing activities	208,433	327,422

Cash flows from financing activities:
Borrowings under revolving credit facilities	115,039	8,700,315
Repayments under revolving credit facilities	(350,896)	(8,980,245)
Repayments under interim financing	—	(1,289,811)
Borrowings under secured term loans	1,000,000	1,307,776
Repayments under secured term loans	(305,758)	(74,698)
Borrowings under unsecured notes	—	740,506
Repayments under unsecured notes	(383,399)	(591,968)
Repurchases of unsecured notes	(423,691)	—
Contributions from noncontrolling interests	5	107
Distributions to noncontrolling interests	(1,188)	(3,257)
Changes in restricted cash held in connection with debt obligations	114,300	(19,640)
Payments for deferred financing costs/proceeds from hedge settlements, net	(51,802)	(27,904)
Common dividends paid	—	(151,921)
Preferred dividends paid	(21,160)	(21,160)
HPU dividends paid	—	(3,156)
HPUs redeemed	—	(11)
Purchase of treasury stock	(16,724)	(5,209)
Proceeds from exercise of options and issuance of DRIP/Stock purchase shares	—	6,612

Cash flows from financing activities	(325,274)	(413,664)

Changes in cash and cash equivalents	(79,185)	130,039
Cash and cash equivalents at beginning of period	496,537	104,507

Cash and cash equivalents at end of period	$417,352	$234,546

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

Notes to Consolidated Financial Statements

(unaudited)

Note 1—Business and Organization

        Business—iStar Financial Inc., or the "Company," is a publicly-traded finance company focused on the commercial real estate industry. The Company primarily provides custom-tailored financing to high-end private and corporate owners of real estate, including senior and mezzanine real estate debt, senior and mezzanine corporate capital, as well as corporate net lease financing and equity. The Company, which is taxed as a real estate investment trust, or "REIT," provides innovative and value-added financing solutions to its customers. The Company delivers customized financing products to sophisticated real estate borrowers and corporate customers who require a high level of flexibility and service. The Company's two primary lines of business are lending and corporate tenant leasing.

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

        The Company's corporate tenant leasing business provides capital to corporations and other owners who control facilities leased to single creditworthy customers. The Company's net leased assets are generally mission critical headquarters or distribution facilities that are subject to long-term leases with public companies, many of which are rated corporate credits, and most of these leases provide for expenses at the facility to be paid by the corporate customer on a triple net lease basis. Corporate tenant lease, or "CTL," transactions have initial terms generally ranging from 15 to 20 years and typically range in size from $20 million to $150 million.

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

        In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's consolidated financial position at June 30, 2009 and December 31, 2008, the results of its operations for the three and six months ended June 30, 2009 and 2008 and its changes in equity and its cash flows for the six months ended June 30, 2009 and 2008. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

        Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related Notes to conform to the 2009 presentation. In addition, the Company adopted three new accounting standards on January 1, 2009 which required retroactive application for presentation of prior periods' Consolidated Financial Statements (see Notes 3, 8, 9 and 12 for further details).

        Principles of Consolidation—The Consolidated Financial Statements include the accounts of the Company, its qualified REIT subsidiaries, its majority-owned and controlled partnerships and other entities that are consolidated under the provisions of FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities," an interpretation of ARB 51 ("FIN 46(R)"). The following are variable interest entities for which the Company is the primary beneficiary and has consolidated for financial statement purposes:

        During 2008, the Company made a $49.0 million commitment to OHA Strategic Credit Fund Parallel I, LP ("OHA SCF"). OHA SCF was created to invest in distressed, stressed and undervalued loans, bonds, equities and other investments. The Fund intends to opportunistically invest capital following a period of credit market dislocation. The Company determined that OHA SCF is a variable interest entity ("VIE") and that the Company is the primary beneficiary. As such, the Company consolidates this entity for financial statement purposes. However, as the entity is managed by a third party, the Company does not have control over the entity's assets and liabilities. As of June 30, 2009, OHA SCF had $27.1 million of total assets, no debt and $0.1 million of noncontrolling interest. The investments held by this entity are presented in "Other investments" on the Company's Consolidated Balance Sheets. As of June 30, 2009, the Company had a total unfunded commitment of $32.2 million related to this entity.

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

Company consolidates this entity for financial statement purposes. However, as the entity is managed by a third party, the Company does not have control over the entity's assets and liabilities. As of June 30, 2009, Moor Park had $9.4 million of total assets, no debt and $0.1 million of noncontrolling interest. The investments held by this entity are presented in "Loans and other lending investments, net" on the Company's Consolidated Balance Sheets. As of June 30, 2009, the Company had a total unfunded commitment of €63.3 million (or $88.8 million) related to this entity.

        During 2006, the Company made an investment in Madison Deutsche Andau Holdings, LP ("Madison DA"). Madison DA was created to invest in mortgage loans secured by real estate in Europe. The Company determined that Madison DA is a VIE and that the Company is the primary beneficiary. As such, the Company consolidates Madison DA for financial statement purposes. However, as the entity is managed by a third party, the Company does not have control over the entity's assets and liabilities. As of June 30, 2009, Madison DA had $62.9 million of total assets, no debt and $9.6 million of noncontrolling interest. The investments held by this entity are presented in "Loans and other lending investments" on the Company's Consolidated Balance Sheets.

Note 3—Summary of Significant Accounting Policies

        As of June 30, 2009, the Company's significant accounting policies, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, had not changed materially.

New accounting standards

        In June 2009, the Financial Accounting Standards Board ("FASB") issued FASB Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" ("SFAS No. 168"), which will require the FASB Accounting Standards Codification™ ("Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles ("GAAP"). The Codification will be effective for interim and annual periods ending on or after September 15, 2009. The Company will adopt SFAS No. 168 for the period ending September 30, 2009, as required, and is currently evaluating the impact of this adoption on its Consolidated Financial Statements.

        In June 2009, the FASB issued FASB Statement of Financial Accounting Standards No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS No. 167"), which eliminates the exemption for qualifying special purpose entities, creates a new approach for determining who should consolidate a variable-interest entity and requires an ongoing reassessment to determine if a Company should consolidate a variable interest entity. The standard is effective through a cumulative-effect adjustment (with a retroactive option) at adoption and effective for interim and annual periods beginning after November 15, 2009. The Company will adopt SFAS No. 167 on January 1, 2010, as required, and is currently evaluating the impact of this adoption on its Consolidated Financial Statements.

        In June 2009, the FASB issued FASB Statement of Financial Accounting Standards No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140" ("SFAS No. 166"), which eliminates the qualifying special-purpose entity concept, creates a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting,

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

clarifies and changes the de-recognition criteria for a transfer to be accounted for as a sale, changes the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor and requires new disclosures. The new standard is effective prospectively for transfers of financial assets occurring in interim and annual periods beginning after November 15, 2009. The Company will adopt SFAS No. 166 on January 1, 2010, as required, and is currently evaluating the impact of this adoption on its Consolidated Financial Statements.

        In May 2009, the FASB issued FASB Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("SFAS No. 165"), which moved the accounting requirements out of the auditing literature into the body of authoritative literature issued by the FASB. The standard replaced terminology of Type 1 and Type II with "recognized" and "unrecognized" subsequent events and requires disclosure of the date through which the entity has evaluated subsequent events; whether that evaluation date is the date of issuance or the date the financial statements were available to be issued. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. The Company adopted the standard for the period ended June 30, 2009, as required. See Note 17 for additional disclosures required by the adoption of this standard.

        On April 2, 2009, the FASB issued FASB Staff Position FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), which offers additional guidance for determining whether the market for a security is inactive and whether transactions in inactive markets are or are not distressed. It also enhances the guidance and illustrations for how to value securities in an inactive market. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the standard for the period ended June 30, 2009, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

        On April 2, 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2"), which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity will assess the likelihood of selling the security prior to recovering its cost basis, a change from the current requirements where an entity assesses whether it has the intent and ability to hold a security to recovery. If the criteria is met to assert that an entity has the positive intent to hold and will not have to sell the security before recovery, impairment charges related to credit losses would be recognized in earnings, while impairment charges related to non-credit loss (e.g. liquidity risk) would be reflected in other comprehensive income. Upon adoption, changes in assertions will require cumulative effect adjustments to the opening balance of retained earnings. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the standard for the period ended June 30, 2009, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements. See Note 4 for additional disclosures required by the adoption of this standard.

        On April 2, 2009, the FASB issued FASB Staff Positions FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1"), which expands disclosures of fair values of financial instruments under FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," to include interim financial statements. FSP FAS 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the standard for the period

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

ended June 30, 2009, as required. See Note 15 for additional disclosures required by the adoption of this standard.

        In February 2009, the FASB issued FASB Staff Position FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP FAS 141(R)-1"), which amends provisions related to the initial recognition and measurement, subsequent measurement and disclosures of assets and liabilities arising from contingencies in a business combination under FASB No. 141(R), "Business Combinations" ("SFAS No. 141(R)"). The amendment carries forward the requirements for acquired contingencies under FASB No. 141, "Business Combinations," which recognizes contingencies at fair value on the acquisition date, if fair value can be reasonably estimated during the allocation period. Otherwise, companies would account for the acquired contingencies in accordance with FASB No. 5, "Accounting for Contingencies." In addition, the amendment eliminates the requirement to disclose an estimate of the range of outcomes for recognized contingencies at the acquisition date. FSP FAS 141(R)-1 is effective for all business combinations on or after January 1, 2009. The Company adopted this Staff Position on January 1, 2009, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

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

        In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). This standard requires the initial proceeds from convertible debt that may be settled in cash be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer's conventional non-convertible debt borrowing rate at the date of issuance. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The provisions of FSP APB 14-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 31, 2008. The adoption of FSP APB 14-1 on January 1, 2009 resulted in a reduction of the carrying value of the debt and an increase to additional paid in capital (or equity) of $37.4 million, representing the conversion feature. In addition, beginning retained earnings was reduced by $7.8 million

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

representing additional accretion of the new debt discount using the effective interest method of non-cash interest expense from inception to adoption. The Consolidated Statements of Operations for the three and six months ended June 30, 2008 were retroactively adjusted to include an additional $1.6 million and $3.2 million, respectively, of interest expense from the adoption of the guidance. See Notes 8 and 12 for further details on the impact of the adoption of this guidance.

        In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 removes the requirement of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was prohibited. The Company adopted this interpretation on January 1, 2009, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

        In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS No. 161"). The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that the Company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133, is effective for fiscal years and interim periods beginning after November 15, 2008 and does not require comparative period disclosures in the year of adoption. The Company adopted SFAS No. 161 on January 1, 2009, as required. See Note 10 for the disclosures required by the adoption of this standard.

        In February 2008, the FASB issued a FASB Staff Position on Accounting for Transfers of Financial Assets and Repurchase Financing Transactions ("FSP FAS 140-3)." This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP became effective for fiscal years beginning after November 15, 2008 and applies only to original transfers made after that date; early adoption was not allowed. The Company adopted this interpretation on January 1, 2009, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

        In February 2008, the FASB issued FASB Staff Position FSP 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-2 provided a one-year deferral of the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

non-financial assets acquired and liabilities assumed in a business combination. The Company adopted the provisions of FSP 157-2 on January 1, 2009, as required, and made the required fair value disclosures for non-recurring non-financial assets and non-financial liabilities (see Note 15 for further details).

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations, requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter are reflected in revenue, not goodwill; changes the recognition timing for restructuring costs, and requires acquisition costs to be expensed as incurred. Adoption of SFAS No. 141(R) is required for combinations made in annual reporting periods on or after December 15, 2008. Early adoption and retroactive application of SFAS No. 141(R) to fiscal years preceding the effective date are not permitted. The Company adopted SFAS No. 141(R) on January 1, 2009, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 re-characterizes minority interests in consolidated subsidiaries as noncontrolling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control is measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS No. 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS No. 160 to fiscal years preceding the effective date are not permitted. The Company adopted this standard on January 1, 2009, as required, and reclassified the carrying value of certain noncontrolling interests (previously referred to as minority interests) from the mezzanine section of the balance sheet to equity. Net income on the Consolidated Statements of Operations includes the operating results of both the Company and its related noncontrolling interest holders. In accordance with EITF Topic D-98, "Classification and Measurement of Redeemable Securities," subsidiaries where the noncontrolling interest holder has certain redemption rights have been classified as "Redeemable noncontrolling interests" on the Consolidated Balance Sheets and their related operating income or loss have been included in "Net (income) loss attributable to noncontrolling interests" on the Consolidated Statements of Operations. See Note 9 for additional disclosures required by the adoption of this standard.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net

        The following is a summary description of the Company's loans and other lending investments ($ in thousands)(1):

				Carrying Value as of
Type of Investment	Underlying Property Type	# of Borrowers In Class	Principal Balances Outstanding	June 30, 2009	December 31, 2008	Effective Maturity Dates	Contractual Interest Payment Rates(2)	Contractual Interest Accrual Rates(2)
Senior Mortgages(3)(4)(5)(6)	Residential/Retail/Land/ Industrial, R&D/Mixed Use/ Office/Hotel/Entertainment, Leisure/Other	233	$9,108,903	$9,023,727	$9,261,424	2009 to 2026	Fixed: 5.71% to 21% Variable: LIBOR + 2% to LIBOR + 8.5%	Fixed: 5.71% to 21% Variable: LIBOR + 2% to LIBOR + 8.5%
Subordinate Mortgages(3)(4)(5)(6)	Residential/Retail/Land/ Mixed Use/Office/Hotel/ Entertainment, Leisure/Other	22	518,692	515,960	589,414	2009 to 2018	Fixed: 7.32% to 10.5% Variable: LIBOR + 2.85% to LIBOR + 11.5%	Fixed: 7.32% to 15% Variable: LIBOR + 2.85% to LIBOR + 11.5%
Corporate/Partnership Loans(3)(4)(5)(6)	Residential/Retail/Land/ Mixed Use/Office/Hotel/ Other	34	1,262,491	1,241,716	1,435,941	2009 to 2046	Fixed: 4.5% to 15% Variable: LIBOR + 2.15% to LIBOR + 7%	Fixed: 8.5% to 17% Variable: LIBOR + 2.15% to LIBOR + 14%
Total Loans				10,781,403	11,286,779
Reserve for Loan Losses				(1,469,415)	(976,788)

Total Loans, net				9,311,988	10,309,991
Other Lending Investments—Securities(3)	Retail/Industrial, R&D/ Entertainment, Leisure/Other	6	446,664	266,253	276,653	2012 to 2023	Fixed: 6% to 9.25%	Fixed: 6% to 9.25%
Total Loans and Other Lending Investments, net				$9,578,241	$10,586,644

Explanatory Notes:

(1)
Details (other than carrying values) are for loans outstanding as of June 30, 2009. Differences between principal and carrying value primarily relate to unamortized deferred fees on loans and impairments on securities.

(2)
Substantially all variable-rate loans are based on either 30-day LIBOR and reprice monthly or six-month LIBOR and reprice semi-annually. The 30-day LIBOR and six-month LIBOR rates on June 30, 2009 were 0.31% and 1.11%, respectively.

(3)
Certain loans require fixed payments of principal resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity.

(4)
As of June 30, 2009, 90 loans with a combined carrying value of $4.16 billion are on non-accrual status. As of December 31, 2008, 68 loans with a combined carrying value of $3.11 billion were on non-accrual status.

(5)
As of June 30, 2009, 18 loans with a combined carrying value of $846.1 million have a stated accrual rate that exceeds the stated pay rate. Of these, 11 loans with a combined carrying value of $533.8 million have stated accrual rates of up to 17%, however, no interest is due until their scheduled maturities ranging from 2009 to 2017. One Corporate/Partnership loan, with a carrying value of $56.7 million, has a stated accrual rate of 7.54% and no interest is due until its scheduled maturity in 2046.

(6)
As of June 30, 2009, balances include foreign denominated loans with combined carrying values of approximately £133.5 million, €180.5 million, CAD 59.1 million and SEK 101.3 million that have been converted to $536.9 million based on exchange rates in effect at June 30, 2009.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

        During the six months ended June 30, 2009, the Company funded $734.1 million under existing loan commitments and received gross principal repayments of $905.5 million, a portion of which was allocable to the Fremont Participation (as defined below). During the six months ended June 30, 2008, the Company funded $1.91 billion under existing loan commitments, originated or acquired an aggregate of $11.6 million in loans and other lending investments and received gross principal repayments of $2.40 billion, a portion of which was allocable to the Fremont Participation.

        During the three and six months ended June 30, 2009, the Company sold loans for net proceeds of $154.1 million and $412.2 million, respectively, for which it recognized charge-offs of $41.0 million and $92.1 million, respectively. During the three and six months ended June 30, 2008, the Company sold loans for net proceeds of $20.3 million and $179.0 million, respectively, for which it recorded net realized losses of $1.5 million and $0.6 million, respectively.

        Reserve for loan losses—Changes in the Company's reserve for loan losses were as follows (in thousands):

Reserve for loan losses, December 31, 2007	$217,910
Provision for loan losses	1,029,322
Charge-offs	(270,444)

Reserve for loan losses, December 31, 2008	976,788
Provision for loan losses	693,112
Charge-offs	(200,485)

Reserve for loan losses, June 30, 2009	$1,469,415

        As of June 30, 2009 and December 31, 2008, the Company identified loans with carrying values of $4.51 billion and $3.37 billion, respectively, and Managed Loan Values (as defined below) of $5.01 billion and $3.78 billion, respectively, that were impaired in accordance with FASB Statement No. 114, "Accounting by Creditors for Impairments of a Loan (an amendment of FASB Statement No. 5 and 15)" ("SFAS No. 114"). As of June 30, 2009, the Company assessed the impaired loans for specific impairment and determined that non-performing loans with a Managed Loan Value of $4.29 billion required specific reserves totaling $1.25 billion and that the remaining impaired loans did not require any specific reserves. The provision for loan losses for the three and six months ended June 30, 2009 was $435.0 million and $693.1 million, respectively, and $276.7 million and $366.2 million for the three and six months ended June 30, 2008, respectively. The total reserve for loan losses at June 30, 2009 and December 31, 2008, included SFAS No. 114 asset specific reserves of $1.25 billion and $799.6 million, respectively, and general reserves of $220.3 million and $177.2 million, respectively, in accordance with FASB Statement No. 5, "Accounting Contingencies" ("SFAS No. 5").

        The average Managed Loan Value of total impaired loans was approximately $4.27 billion and $1.12 billion during the six months ended June 30, 2009 and 2008, respectively. The Company recorded interest income on cash payments from impaired loans of $5.9 million and $8.9 million for the three and six months ended June 30, 2009, respectively, and $0.9 million and $2.8 million for the three and six months ended June 30, 2008, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

        Managed Loan Value—Managed Loan Value represents the Company's carrying value of loans, gross of specific reserves, and the Fremont Participation interest (as defined below) outstanding on the Fremont CRE portfolio. The Fremont Participation receives 70% of all loan principal repayments, including repayments of principal that the Company has funded subsequent to the sale of the participation interest. Therefore, the Company is in the first loss position and believes that the total recorded investment is more relevant than the Company's carrying value when assessing the Company's risk of loss on the loans in the Fremont CRE portfolio and has disclosed both values where applicable.

        Securities—As of June 30, 2009, Other lending investments-securities included available-for-sale debt securities with an amortized cost of $3.8 million and a fair value of $7.3 million. In addition, as of June 30, 2009, available-for-sale debt securities included a gross unrealized gain of $3.5 million recorded in "Accumulated other comprehensive income." During the six months ended June 30, 2009, the Company sold available-for-sale securities with a cumulative carrying value of $7.2 million, for which it recorded a net realized gain of $0.5 million in "Other income" on the Company's Consolidated Statements of Operations.

        In addition, as of June 30, 2009, Other lending investments-securities included held-to-maturity debt securities with an amortized cost basis and carrying value of $256.9 million, a fair value of $257.7 million and gross unrealized gains of $0.8 million.

        During the six months ended June 30, 2009, the Company determined that unrealized losses on certain held-to-maturity and available-for-sale debt securities were other-than-temporary and recorded impairment charges totaling $9.5 million. During the three and six months ended June 30, 2008, the Company recorded impairment charges on held-to-maturity and available-for-sale debt securities totaling $40.0 million. There are no other-than-temporary impairments recorded in "Accumulated other comprehensive income" in the Consolidated Balance Sheet as of June 30, 2009.

        As of June 30, 2009, $221.1 million of held-to-maturity securities mature in one to five years and $35.8 million of held-to-maturity securities and $7.3 million of available-for-sale securities mature in five to ten years.

        SOP 03-3 loans—AICPA Statement of Position 03-3 ("SOP 03-3") prescribes the accounting treatment for acquired loans with evidence of credit deterioration for which it is probable, at acquisition, that all contractually required payments will not be received. As of June 30, 2009 and December 31, 2008, the Company had SOP 03-3 loans with a cumulative principal balance of $202.4 million and $208.8 million, respectively, and a cumulative carrying value of $175.5 million and $175.1 million, respectively. The Company does not have a reasonable expectation about the timing and amount of cash flows expected to be collected on the SOP 03-3 loans and is recognizing income using the cash basis of accounting or applying cash to reduce the carrying value of the loans, using the cost recovery method. The majority of the Company's SOP 03-3 loans were acquired in the acquisition of Fremont CRE.

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

        Changes in the outstanding Fremont CRE participation balance were as follows (in thousands):

Loan participation, December 31, 2008	$1,297,944
Principal repayments(1)	(432,382)

Loan participation, June 30, 2009	$865,562

    Explanatory Note:

    (1)
    Includes $47.8 million of principal repayments received by the Company as of June 30, 2009 that had not yet been remitted to the Fremont Participation holder and are reflected as a payable in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets.

        Unfunded commitments—As of June 30, 2009, the Company had 122 loans with unfunded commitments totaling $1.34 billion, of which $161.8 million were discretionary and $1.17 billion were non-discretionary. Unfunded loan commitments are primarily related to construction loans.

        Other Real Estate Owned—During the six months ended June 30, 2009 and 2008, the Company received titles to properties in satisfaction of senior mortgage loans with cumulative carrying values of $375.8 million and $265.3 million, respectively, for which those properties had served as collateral, and recorded charge-offs totaling $96.2 million and $46.6 million, respectively, related to these loans. During the three and six months ended June 30, 2009, the Company sold OREO assets for net proceeds of $72.3 million and $145.6 million, respectively, resulting in net losses of $5.8 million and $10.7 million, respectively. During the six months ended June 30, 2008, the Company sold OREO assets for net proceeds of $81.3 million, and a net gain of $0.5 million.

        Capital expenditures related to OREO assets totaled $3.3 million and $4.9 million during the three and six months ended June 30, 2009, respectively, and $8.0 million and $9.5 million during the three and six months ended June 30, 2008, respectively.

        During the three and six months ended June 30, 2009, the Company recorded impairment charges to existing OREO properties totaling $16.4 million and $18.2 million, respectively, resulting from changing market conditions. In addition, the Company recorded expense related to holding costs for OREO properties of $7.0 million and $13.4 million during the three and six months ended June 30, 2009, respectively, and $4.8 million and $7.1 million during the three and six months ended June 30, 2008, respectively.

        Encumbered loans and OREO assets—As of June 30, 2009, loans and other lending investments with a cumulative carrying value of $4.36 billion and OREO assets with a cumulative carrying value $166.7 million were pledged as collateral under the Company's secured indebtedness. As of December 31, 2008, loans and other lending investments with a cumulative carrying value of $1.18 billion were pledged as collateral under the Company's secured indebtedness. See Note 8 for further details.

Note 5—Corporate Tenant Lease Assets, net

        During the three and six months ended June 30, 2009, the Company disposed of CTL assets for net proceeds of $4.1 million and $36.5 million, respectively, which resulted in no gains for the three months ended June 30, 2009 and gains of $11.6 million for the six months ended June 30, 2009. During the three and six months ended June 30, 2008, the Company disposed of CTL assets for net proceeds of $245.1 million and $253.3 million, respectively, which resulted in gains of $23.3 million and $25.4 million, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 5—Corporate Tenant Lease Assets, net (Continued)

        The Company's investments in CTL assets, at cost, were as follows (in thousands):

	As of June 30, 2009	As of December 31, 2008
Facilities and improvements	$2,810,083	$2,828,747
Land and land improvements	668,987	669,320
Less: accumulated depreciation	(486,784)	(453,256)

Corporate tenant lease assets, net	$2,992,286	$3,044,811

        Under certain leases, the Company is entitled to receive additional participating lease payments to the extent gross revenues of the corporate customer exceed a base amount. The Company earned an additional $0.1 million in participating lease payments on such leases during the six months ended June 30, 2009 and earned $1.4 million for the six months ended June 30, 2008. In addition, the Company also receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements were $10.4 million and $18.9 million for the three and six months ended June 30, 2009, respectively, and $10.0 million and $19.4 million for the three and six months ended June 30, 2008, respectively. Customer expense reimbursements are included as a reduction of "Operating costs—corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

        Capitalized interest—Capitalized interest was approximately $0.2 million and $2.1 million for the six months ended June 30, 2009 and 2008, respectively.

        Allowance for doubtful accounts—As of June 30, 2009 and December 31, 2008, the total allowance for doubtful accounts was $2.9 million and $5.3 million, respectively.

        Unfunded commitments—As of June 30, 2009, the Company had $11.3 million of non-discretionary unfunded commitments related to six existing customers in the form of tenant improvements which were negotiated between the Company and the customers at the commencement of the leases.

        Encumbered CTL assets—As of June 30, 2009 and December 31, 2008, CTL assets with an aggregate net book value of $2.61 billion and $1.52 billion, respectively, were encumbered with mortgages or pledged as collateral securing the Company's debt (see Note 8 for further detail).

Note 6—Other Investments

        Other investments consist of the following items (in thousands):

	As of June 30, 2009	As of December 31, 2008
Equity method investments	$303,868	$326,248
CTL intangibles, net(1)	55,049	58,499
Cost method investments	12,573	54,488
Marketable securities at fair value	19,802	8,083

Other investments	$391,292	$447,318

    Explanatory Note:

(1)
Accumulated amortization on CTL intangibles was $29.5 million and $24.1 million as of June 30, 2009 and December 31, 2008, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 6—Other Investments (Continued)

Equity method investments

        Oak Hill—As of June 30, 2009, the Company owned 47.5% interests in Oak Hill Advisors, L.P., Oak Hill Credit Alpha MGP, LLC, Oak Hill Credit Opportunities MGP, LLC, OHA Finance MGP, LLC, OHA Capital Solutions MGP, LLC and OHA Strategic Credit Fund, LLC, OHA Leveraged Loan Portfolio GenPar, LLC, Oak Hill Credit OPP Fund, LP and 48.1% interests in OHSF GP Partners II, LLC and OHSF GP Partners (Investors), LLC, (collectively, "Oak Hill"). Oak Hill engages in investment and asset management services. The Company has determined that all of these entities are variable interest entities and that an external member is the primary beneficiary. As such, the Company accounts for these ventures under the equity method. Upon acquisition of the original interests in Oak Hill there was a difference between the Company's book value of the equity investments and the underlying equity in the net assets of Oak Hill of approximately $200.2 million. The Company allocated this value to identifiable intangible assets of approximately $81.8 million and goodwill of $118.4 million. The unamortized balance related to intangible assets for these investments was approximately $48.3 million and $51.2 million as of June 30, 2009 and December 31, 2008, respectively. The Company's carrying value in Oak Hill was $171.4 million and $181.3 million at June 30, 2009 and December 31, 2008, respectively. The Company recognized equity in earnings from these entities of $2.6 million and $4.5 million for the three months ended June 30, 2009 and 2008, respectively, and $4.9 million and $7.9 million for the six months ended June 30, 2009 and 2008, respectively.

        Madison Funds—As of June 30, 2009, the Company owned a 29.52% interest in Madison International Real Estate Fund II, LP, a 32.92% interest in Madison International Real Estate Fund III, LP and a 29.52% interest in Madison GP1 Investors, LP (collectively, the "Madison Funds"). The Madison Funds invest in illiquid ownership positions of entities that own real estate assets. The Company's carrying value in the Madison Funds was $65.6 million and $60.4 million at June 30, 2009 and December 31, 2008, respectively. The Company recognized equity in earnings from the Madison Funds of $0.9 million and $1.1 million for the three months ended June 30, 2009 and 2008, respectively, and equity in losses of $7.6 million and $1.5 million for the six months ended June 30, 2009 and 2008, respectively.

        Other equity method investments—The Company also had smaller investments in several other entities that were accounted for under the equity method where the Company has ownership interests up to 50.0%. The Company's aggregate carrying value in these investments was $66.9 million and $84.5 million as of June 30, 2009 and December 31, 2008, respectively. During the six months ended June 30, 2009, the Company recognized a $4.7 million non-cash impairment charge for an equity method investment that was determined to be impaired. The Company recognized cumulative net equity in losses of $1.6 million and earnings of $0.5 million for the three months ended June 30, 2009 and 2008, respectively, and losses of $15.9 million and $2.9 million for the six months ended June 30, 2009 and 2008, respectively.

        TimberStar Southwest—Prior to selling its interest, the Company owned a 46.7% interest in TimberStar Southwest Holdco LLC ("TimberStar Southwest"), through its majority owned subsidiary TimberStar. The Company accounted for this investment under the equity method due to the venture's external partners having certain participating rights giving them shared control. In April 2008, the Company closed on the sale of TimberStar Southwest for a gross sales price of $1.71 billion, including the assumption of debt. The Company received net proceeds of approximately $417.0 million for its interest in the venture and recorded a gain of $280.2 million, which includes $18.6 million attributable to noncontrolling interests. The amounts were recorded in "Gain on sale of joint venture interest" and "Gain on sale of joint venture interest attributable to noncontrolling interests" on the Company's Consolidated Statements of Operations.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 6—Other Investments (Continued)

        The following table presents the investee level summarized financial information of the Company's equity method investments (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Income Statement
Revenues	$40,639	$38,542	$(237,707)	$114,199
Costs and expenses	$35,108	$50,199	$89,341	$124,537
Net income (loss)	$5,531	$(11,657)	$(327,048)	$(10,338)

        During the three months ended March 31, 2009, the Company recorded a non-cash out-of-period charge of $9.4 million to recognize additional losses from an equity method investment as a result of additional depreciation expense that should have been recorded at the equity method entity. This adjustment was recorded as a reduction to "Other investments" in the Company's Consolidated Balance Sheets and an increase to "Loss from equity method investments," in the Company's Consolidated Statements of Operations. The Company concluded that the amount of losses that should have been recorded in periods beginning in July 2007 were not material to any of its previously issued financial statements. The Company also concluded that the cumulative out-of-period charge is not material to the quarter or estimated fiscal year in which it was recorded. As such, the charge was recorded in the Company's Consolidated Statements of Operations for the six months ended June 30, 2009, rather than restating prior periods.

        Unfunded commitments—As of June 30, 2009, the Company had $49.2 million of non-discretionary unfunded commitments related to nine equity method investments.

CTL intangible assets, net

        As of June 30, 2009 and December 31, 2008, the Company had $55.0 million and $58.5 million, respectively, of unamortized finite lived intangible assets primarily related to the acquisition of prior CTL facilities. The total amortization expense for these intangible assets was $3.0 million and $2.5 million for the three months ended June 30, 2009 and 2008, respectively, and $5.1 million and $5.1 million for the six months ended June 30, 2009 and 2008, respectively.

Cost method investments

        The Company has investments in several real estate related funds or other strategic investment opportunities within niche markets that are accounted for under the cost method and had cumulative carrying values of $12.6 million and $54.5 million as of June 30, 2009 and December 31, 2008, respectively.

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

Timber and timberlands

        On June 30, 2008, the Company closed on the sale of its Maine timber property for net proceeds of $152.7 million, resulting in a total gain of $27.0 million, which includes $3.7 million attributable to noncontrolling interests. These gains are included in "Gain from discontinued operations" and "Gain from

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 6—Other Investments (Continued)

discontinued operations attributable to noncontrolling interests" on the Company's Consolidated Statements of Operations. The Company reflected net income from the operations of its Maine timber property of $0.6 million and $2.4 million in "Income from discontinued operations" for the three and six months ended June 30, 2008, respectively.

        Unfunded commitments—As of June 30, 2009, the Company had $8.0 million of non-discretionary unfunded commitments related to two cost method investments.

Note 7—Other Assets and Other Liabilities

        Deferred expenses and other assets, net, consist of the following items (in thousands):

	As of June 30, 2009	As of December 31, 2008
Deferred financing fees, net(1)	$52,730	$25,387
Other receivables	22,164	29,036
Corporate furniture, fixtures and equipment, net(2)	15,861	16,640
Leasing costs, net(3)	15,226	16,072
Receivables due from asset sales	12,505	—
Derivative assets	2,786	3,872
Intangible assets, net(4)	2,020	2,687
Deferred tax asset	1,333	1,415
Goodwill	—	4,186
Other assets	13,149	19,729

Deferred expenses and other assets, net	$137,774	$119,024

    Explanatory Notes:

(1)
Accumulated amortization on deferred financing fees was $36.3 million and $24.1 million as of June 30, 2009 and December 31, 2008, respectively.

(2)
Accumulated depreciation on corporate furniture, fixture and equipment was $8.0 million and $7.2 million as of June 30, 2009 and December 31, 2008, respectively.

(3)
Accumulated amortization on leasing costs was $9.9 million and $8.7 million as of June 30, 2009 and December 31, 2008, respectively.

(4)
Accumulated amortization on intangible assets was $2.0 million and $1.6 million as of June 30, 2009 and December 31, 2008, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Other Assets and Other Liabilities (Continued)

        Accounts payable, accrued expenses and other liabilities consist of the following items (in thousands):

	As of June 30, 2009	As of December 31, 2008
Accrued interest payable	$64,769	$87,057
Fremont Participation payable (see Note 4)	49,206	141,717
Accrued expenses	24,844	41,745
Lease settlement liability	21,190	—
Security deposits from customers	16,937	17,550
Unearned operating lease income	16,818	21,659
Deferred tax liabilities	8,160	6,900
Property taxes payable	5,719	5,187
Deferred income & liabilities	3,576	3,980
Other liabilities	19,272	28,697

Accounts payable, accrued expenses and other liabilities	$230,491	$354,492

        As a result of the Company's decision to remain in its current space that is leased through 2021, the Company entered into a settlement agreement with its landlord regarding a long-term lease for new headquarters space dated May 22, 2007 (as amended and restated, the "Lease"). Under the settlement, the Company agreed to pay the landlord a $42.4 million settlement payment over a period of six months in order to settle all disputes between the Company and the landlord relating to the Lease and the landlord agreed among other things, to terminate the Lease. For the three and six months ended June 30, 2009, the Company recognized a $42.4 million lease termination expense in "Other expense" on the Consolidated Statements of Operations.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Debt Obligations, net

        As of June 30, 2009 and December 31, 2008, the Company had debt obligations under various arrangements with financial institutions as follows (in thousands):

	Carrying Value as of
	June 30, 2009	December 31, 2008, As Adjusted(1)	Stated Interest Rates(2)	Scheduled Maturity Date(2)
Secured revolving credit facilities:
Line of credit	$—	$306,867	—	—
Line of credit(3)	626,471	—	LIBOR + 1.50%(4)	June 2011
Line of credit	334,180	—	LIBOR + 1.50%(4)	June 2012
Unsecured revolving credit facilities:
Line of credit(5)	501,396	2,122,904	LIBOR + 0.85%(4)	June 2011
Line of credit(6)	244,326	1,158,369	LIBOR + 0.85%(4)	June 2012

Total revolving credit facilities	1,706,373	3,588,140
Secured term loans:
Collateralized by investments in corporate debt	—	300,000	—	—
Collateralized by CTL assets	947,862	947,862	Greater of 6.25% or LIBOR + 3.40%	April 2011
Collateralized by loans, CTL and OREO assets	1,055,000	—	LIBOR + 1.50%(4)	June 2011
Collateralized by loans, CTL and OREO assets(7)	617,325	—	LIBOR + 1.50%(4)	June 2012
Collateralized by loans, CTL and OREO assets	1,000,000	—	LIBOR + 2.50%	June 2012
Collateralized by CTL assets	115,220	117,371	11.438%	December 2020
Collateralized by CTL and OREO assets	272,711	241,094	LIBOR + 1.65% 6.4% – 8.4%	Various through 2029

Total secured term loans	4,008,118	1,606,327
Secured notes:
8.0% senior notes	155,253	—	8.0%	March 2011
10.0% senior notes	479,548	—	10.0%	June 2014

Total secured notes	634,801	—
Unsecured notes:
4.875% senior notes	—	249,627	—	—
LIBOR + 0.55% senior notes	—	176,550	—	—
LIBOR + 0.34% senior notes	290,767	465,000	LIBOR + 0.34%	September 2009
LIBOR + 0.35% senior notes	324,040	480,000	LIBOR + 0.35%	March 2010
5.375% senior notes	173,989	245,000	5.375%	April 2010
6.0% senior notes	298,638	334,820	6.0%	December 2010
5.80% senior notes	197,890	239,500	5.80%	March 2011
5.125% senior notes	200,608	241,150	5.125%	April 2011
5.650% senior notes	345,710	461,595	5.650%	September 2011
5.15% senior notes	476,061	603,768	5.15%	March 2012
5.500% senior notes	160,480	230,700	5.500%	June 2012
LIBOR + 0.50% senior convertible notes	787,750	787,750	LIBOR + 0.50%	October 2012
8.625% senior notes	600,201	697,293	8.625%	June 2013
5.95% senior notes	509,130	795,227	5.95%	October 2013
6.5% senior notes	94,635	128,715	6.5%	December 2013
5.70% senior notes	206,601	295,099	5.70%	March 2014
6.05% senior notes	105,765	201,880	6.05%	April 2015
5.875% senior notes	290,668	407,748	5.875%	March 2016
5.850% senior notes	99,722	189,530	5.850%	March 2017

Total unsecured notes	5,162,655	7,230,952
Other debt obligations	100,000	100,000	LIBOR + 1.5%	October 2035

Total debt obligations	11,611,947	12,525,419
Debt premiums/(discounts), net(1)(8)	214,556	(39,015)

Total debt obligations, net	$11,826,503	$12,486,404

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Debt Obligations, net (Continued)

Explanatory Notes:

(1)
On January 1, 2009, the Company adopted the provisions of FSP APB 14-1. The standard requires retroactive application for prior periods presented. See Note 3 and below for further details.

(2)
All interest rates and maturity dates are for debt outstanding as of June 30, 2009. Some variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on June 30, 2009 was 0.31%. Foreign variable-rate debt obligations are based on 30-day UK LIBOR for British pound borrowing, 30-day EURIBOR for euro borrowing and 30-day Canadian LIBOR for Canadian dollar borrowing. The 30-day UK LIBOR, EURIBOR and Canadian LIBOR rates on June 30, 2009 were 0.65%, 0.75% and 0.40%, respectively. Other variable-rate debt obligations are based on 90-day LIBOR and reprice every three months. The 90-day LIBOR rate on June 30, 2009 was 0.60%.

(3)
As of June 30, 2009, included foreign borrowings of £16.9 million and €80.0 million. Amounts in the table have been converted to U.S. dollars based on exchange rates in effect at June 30, 2009.

(4)
These revolving and term loan commitments have an annual commitment fee of 0.20%.

(5)
As of June 30, 2009, included foreign borrowings of £14.0 million, €31.4 million, and CAD 7.5 million. Amounts in the table have been converted to U.S. dollars based on exchange rates in effect at June 30, 2009.

(6)
As of June 30, 2009, included foreign borrowings of £11.0 million and CAD 3.1 million. Amounts in the table have been converted to U.S. dollars based on exchange rates in effect at June 30, 2009.

(7)
As of June 30, 2009, included foreign borrowings of £86.0 million, €68.0 million, and CAD 46.9 million. Amounts in the table have been converted to U.S. dollars based on exchange rates in effect at June 30, 2009.

(8)
As of June 30, 2009, includes debt premiums related to secured senior notes of $247.7 million and a debt discount related to unsecured convertible notes of $37.8 million, as well as other premiums and discounts on other debt obligations.

        As discussed in Note 3, the Company adopted the provisions of FSP APB 14-1 on January 1, 2009, as required. FSP APB 14-1 requires the Company to account for proceeds from the issuance of convertible notes separately between the liability component and the conversion option (or the equity component). This standard is applicable to the Company's issued $800.0 million aggregate principal amount of convertible senior floating rate notes due October 2012 ("Convertible Notes"). The Convertible Notes are convertible at the option of the holders, into approximately 22.2 shares per $1,000 principal amount of Convertible Notes, on or after August 15, 2012, or prior to that date if (1) the price of the Company's Common Stock trades above 130% of the conversion price for a specified duration, (2) the trading price of the Convertible Notes is below a certain threshold, subject to specified exceptions, (3) the Convertible Notes have been called for redemption, or (4) specified corporate transactions have occurred. None of the conversion triggers have been met as of June 30, 2009. The conversion rate is subject to certain adjustments and was $45.05 per share as of June 30, 2009. If the conditions for conversion are met, the Company may choose to pay in cash and/or common stock; however, if this occurs, it is the Company's policy to settle the conversion obligation in cash.

        As of June 30, 2009, the carrying value of the additional paid-in-capital, or equity component of the Convertible Notes, was $37.4 million. As of June 30, 2009, the principal outstanding of the Convertible Notes was $787.8 million, the unamortized discount was $37.8 million and the net carrying amount of the liability was $750.0 million. As required, the adoption was applied retrospectively to all periods presented for fiscal years beginning before December 31, 2008. For the three months ended June 30, 2009 and 2008, the Company recognized interest on the Convertible Notes of $5.9 million and $8.9 million, respectively, in "Interest expense" on its Consolidated Statements of Operations, of which $2.5 million and $2.4 million, respectively, related to the amortization of the debt discount. For the six months ended June 30, 2009 and 2008, the Company recognized interest expense on the Convertible Notes of $12.1 million and $21.8 million, respectively, in "Interest expense" on its Consolidated Statements of Operations, of which

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Debt Obligations, net (Continued)

$4.9 million and $4.7 million, respectively, related to the amortization of the debt discount. (see Note 12 for further details on the earnings per share impact from adoption).

        Unsecured/Secured Credit Agreements—In March 2009, the Company entered into a $1.00 billion First Priority Credit Agreement with participating members of its existing bank lending group. The First Priority Credit Agreement will mature in June 2012. Borrowings bear interest at the rate of LIBOR + 2.50% per year, subject to adjustment based upon the Company's corporate credit ratings (see Ratings Triggers below) and are collateralized by a first-priority lien on the same pool of assets collateralizing the Second Priority Secured Exchange Notes and the Second Priority Credit Agreements (see below). As of June 30, 2009, the First Priority Credit Agreement was fully drawn.

        Also in March 2009, the Company restructured its two unsecured revolving credit facilities by entering into two Second Priority Credit Agreements, with $1.70 billion maturing in 2011 and $950.0 million maturing in 2012, with the same lenders participating in the First Priority Credit Agreement. Such lenders' commitments under the Company's unsecured facilities have been terminated and replaced by their commitments under the Second Priority Credit Agreements. Under these agreements, the participating lenders will have a second priority lien on the same collateral pool securing the First Priority Credit Agreement and the Second Priority Secured Exchange Notes (see below). Borrowings bear interest at the rate of LIBOR + 1.50% per year, subject to adjustment based upon the Company's corporate credit ratings (see Ratings Triggers below). As of June 30, 2009, the two Second Priority Credit Agreements were fully drawn.

        At June 30, 2009, the total carrying value of assets pledged as collateral under the First and Second Priority Credit Agreements and the Second Priority Secured Exchange Notes was $5.72 billion. Under certain circumstances, the First and Second Priority Credit Agreements require that payments of principal and net sale proceeds received by the Company in respect of assets constituting collateral for the Company's obligations under these agreements be applied toward the mandatory prepayment of loans and commitment reductions under them. The Company would be required to make such prepayments (i) during any time that the ratio of its EBITDA to fixed charges, as defined under the agreements, is less than 1.25 to 1.00, (ii) if, after receiving a payment of principal or net sale proceeds in respect of collateral, the Company has insufficient eligible assets available to pledge as replacement collateral or (iii) if, and for so long as, the aggregate principal amount of loans outstanding under the First Priority Credit Agreement exceeds $500 million at any time on or after September 30, 2010, or zero at any time on or after March 31, 2011.

        Concurrently with entering into the First and Second Priority Credit Agreements, the Company entered into amendments to its $2.22 billion and $1.20 billion unsecured revolving credit facilities. As of June 30, 2009, after giving effect to the amendments, outstanding balances on the unsecured credit facilities were $501.4 million, which will expire in June 2011, and $244.3 million, which will expire in June 2012. The amendments eliminated certain covenants and events of default. The unsecured revolving credit facilities may not be repaid prior to maturity while the First and Second Priority Credit Agreements remain outstanding. These facilities remain unsecured and no changes were made to the pricing terms of these facilities in connection with these amendments.

        In connection with the First and Second Priority Credit Agreements as well as the amendments of the unsecured revolving credit facilities, the Company paid an aggregate of $38.3 million in fees to lenders and

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Debt Obligations, net (Continued)

third party costs, which are recorded in "Deferred expenses and other assets, net," on the Company's Consolidated Balance Sheets and are being amortized to interest expense over the contractual term of the new and amended facilities.

        During the three months ended June 30, 2009, the Company also repaid and terminated its LIBOR-based secured revolving credit facility due September 2009.

        Capital Markets Activity—On May 8, 2009, the Company completed a series of private offers in which the Company issued $155.3 million aggregate principal amount of its 8.00% second-priority senior secured guaranteed notes due 2011 ("2011 Notes") and $479.5 million aggregate principal amounts of its 10.0% second-priority senior secured guaranteed notes due 2014 ("2014 Notes" and together with the 2011 Notes, the "Second Priority Secured Exchange Notes") in exchange for $1.01 billion aggregate principal amount of its senior unsecured notes of various series. The Second Priority Secured Exchange Notes are collateralized by a second-priority lien on the same pool of collateral pledged under the First and Second Priority Credit Agreements consisting of loans, debt securities and the equity interests of certain of the Company's subsidiaries that own loans and debt securities, corporate tenant leases and other assets. The indentures governing the Second Priority Secured Exchange Notes contain a number of covenants, including that the Company maintain collateral coverage of at least 1.3x the aggregate borrowings under the First Priority Credit Agreement, the Second Priority Credit Agreements and the Second Priority Secured Exchange Notes, see "Debt Covenants." In conjunction with the exchange, the Company also repurchased $12.5 million par value of its outstanding senior floating rate notes due September 2009.

        The Company has accounted for the issuance of the 2014 Notes in exchange for various series of senior unsecured notes ("TDR Notes") as a troubled debt restructuring in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." As such, the Company recognized a gain on the TDR Notes to the extent that the prior carrying value exceeded the total future contractual cash payments of the 2014 Notes, consisting of both principal and interest. The issuance of the 2011 Notes in exchange for senior unsecured notes was considered a modification of the original debt resulting in adjustments to the carrying amounts for any new premiums or discounts. As a result of these transactions, including the repurchase of $12.5 million of outstanding senior floating notes due September 2009, the Company recognized a $108.0 million gain on early extinguishment of debt, net of closing costs of $11.8 million and recorded a deferred gain of $262.7 million which is reflected as premiums to the par value of the new debt. These premiums will be amortized over the terms of the 2011 Notes and the 2014 Notes as a reduction to interest expense. In addition, in connection with the exchange for the 2011 Notes, the Company incurred $4.3 million of direct costs which were recorded in "Other expense" on the Consolidated Statements of Operations.

        During the six months ended June 30, 2009, the Company repurchased, through open market and private transactions, $658.2 million par value of its senior unsecured notes with various maturities ranging from September 2009 to March 2016. In connection with these repurchases, the Company recorded an aggregate net gain on early extinguishment of debt of approximately $92.9 million and $247.3 million, for the three and six months ended June 30, 2009, respectively.

        During the six months ended June 30, 2009, the Company also repaid its 4.875% senior notes due January 2009 and its LIBOR + 0.55% senior notes due March 2009.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Debt Obligations, net (Continued)

        Other Financing Activity—In May 2009, the Company obtained ownership rights to a property, through an assignment of ownership interests, that was financed by a senior secured term loan funded by a third party lender and a mezzanine loan funded by the Company. Upon assignment, the Company recorded the $35.2 million non-recourse senior secured term loan with the third party lender as a debt obligation on its Consolidated Balance Sheets. The loan bears interest at LIBOR + 3.675% with a floor of 6.75% and matures in November 2010.

        During the six months ended June 30, 2009, the Company repaid and terminated its LIBOR + 4.50% secured term loan due September 2009.

        Debt Covenants—The Company's ability to borrow under its secured credit facilities depends on maintaining compliance with various covenants, including minimum net worth levels, as well as specified financial ratios, such as fixed charge coverage, unencumbered assets to unsecured indebtedness, and leverage ratios. All of these covenants are maintenance covenants and, if breached could result in an acceleration of the Company's facilities if a waiver or modification is not agreed upon with the requisite percentage of lenders. The Company's secured credit facilities also impose limitations on repayments, repurchases, refinancings and optional redemptions of its existing unsecured notes or secured exchange notes issued pursuant to the Company's exchange offer, as well as limitations on repurchases of its Common Stock. For so long as the Company maintains its qualification as a REIT, the secured credit facilities permit the Company to distribute 100% of its REIT taxable income on an annual basis. The Company may not pay common dividends if it ceases to qualify as a REIT.

        The Company's publicly held debt securities also contain covenants that include fixed charge coverage and unencumbered assets to unsecured indebtedness ratios. The fixed charge coverage ratio is an incurrence test. If the Company does not meet the fixed charge coverage ratio, its ability to incur additional indebtedness will be restricted. The unencumbered assets to unsecured indebtedness covenant is a maintenance covenant and, if breached and not cured within applicable cure periods, could result in acceleration of the Company's publicly held debt unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. Based on the Company's unsecured credit ratings at June 30, 2009, the financial covenants in its publicly held debt securities, including the fixed charge coverage ratio and maintenance of unencumbered assets to unsecured indebtedness ratio, are operative.

        The Company's secured credit facilities and its public debt securities contain cross default provisions that allow the lenders and the bondholders to declare an event of default and accelerate the Company's indebtedness to them if the Company fails to pay amounts due in respect of its other recourse indebtedness in excess of specified thresholds. In addition, the Company's secured credit facilities, unsecured credit facilities and the indentures governing its public debt securities provide that the lenders and bondholders may declare an event of default and accelerate its indebtedness to them if there is a non payment default under the Company's other recourse indebtedness in excess of specified thresholds and, if the holders of the other indebtedness are permitted to accelerate, in the case of the secured credit facilities, or accelerate, in the case of its unsecured credit facilities and the bond indentures, the other recourse indebtedness.

        Ratings Triggers—The Company's First and Second Priority Secured Credit Agreements bear interest at LIBOR based rates plus an applicable margin which varies between the First Priority Credit Agreement and the Second Priority Credit Agreement and is determined based on the Company's corporate credit ratings. The interest rate on borrowings under the Company's unsecured revolving credit facilities also

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Debt Obligations, net (Continued)

varies based upon its corporate credit ratings. At June 30, 2009, the Company's credit ratings were BB from S&P, Caa1 from Moody's and B- from Fitch. The Company's ability to borrow under its unsecured and revolving credit facilities is not dependent on the level of its credit ratings. Based on the Company's current credit ratings, downgrades in the Company's credit ratings will have no effect on its borrowing rates under these facilities.

        Future Scheduled Maturities—As of June 30, 2009, future scheduled maturities of outstanding long-term debt obligations, net are as follows (in thousands):

2009 (remaining six months)	$290,767
2010	837,356
2011	4,111,278
2012	3,620,121
2013	1,260,378
Thereafter	1,492,047

Total principal maturities	11,611,947
Unamortized debt premiums, net	214,556

Total long-term debt obligations, net	$11,826,503

        Unfunded Commitments—As of June 30, 2009, the Company had $1.44 billion of total unfunded commitments relating to loans, CTLs, and other investments, of which $1.27 billion was non-discretionary and $161.8 million was discretionary. See Notes 2, 4, 5 and 6 for further details.

Note 9—Equity

        DRIP/Stock Purchase Plan—During the six months ended June 30, 2009, the Company did not issue any Common Stock under the plan. During the six months ended June 30, 2008, the Company issued approximately 57,000 shares of its Common Stock resulting in net proceeds of $1.1 million.

        Stock Repurchase Program—On March 13, 2009, the Company's Board of Directors authorized the repurchase of up to $50 million of Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans.

        During the six months ended June 30, 2009 and 2008, the Company repurchased 6.3 million shares and 0.3 million shares, respectively, of its outstanding Common Stock for a cost of approximately $16.7 million and $5.2 million, respectively, at an average cost of $2.65 per share and $15.52 per share, respectively.

        As of June 30, 2009, the Company had $34.5 million available to repurchase Common Stock under the authorized stock repurchase program.

        Noncontrolling Interest—The Company adopted SFAS No. 160, as required, on January 1, 2009, which requires the Company to report noncontrolling interests as a component of equity (see Note 3 for further details).

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Equity (Continued)

        Below is net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Amounts attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders
Income (loss) from continuing operations	$(281,871)	$(5,495)	$(380,781)	$69,447
Net loss attributable to noncontrolling interests	271	771	1,514	567
Gain on sale of joint venture interest attributable to noncontrolling interests	—	(18,560)	—	(18,560)
Income (loss) from discontinued operations	(102)	5,994	119	14,025
Gain from discontinued operations	—	50,476	11,617	52,532
Gain from discontinued operations attributable to noncontrolling interests	—	(3,689)	—	(3,689)

Net income (loss) attributable to iStar Financial Inc.	(281,702)	29,497	(367,531)	114,322
Preferred dividend requirements	(10,580)	(10,580)	(21,160)	(21,160)

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders.	$(292,282)	$18,917	$(388,691)	$93,162

        The following table presents a reconciliation of the carrying amount of equity for the six months ended June 30, 2008 (in thousands):

	iStar Financial, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2007, As Adjusted	$2,899,481	$36,175	$2,935,656
Adoption of FSP APB 14-1	36,514	—	36,514

Adjusted beginning balance January 1, 2008(1)	$2,935,995	$36,175	$2,972,170
Exercise of options	5,868	—	5,868
Dividends declared—preferred	(21,160)	—	(21,160)
Dividends declared—common	(118,146)	—	(118,146)
Dividends declared—HPU	(2,452)	—	(2,452)
Repurchase of stock	(5,209)	—	(5,209)
Issuance of stock—vested restricted stock units	10,252	—	10,252
Issuance of stock—DRIP/stock purchase plan	1,087	—	1,087
Net income for the period(2)	114,322	(837)	113,485
Sale/purchase of certain noncontrolling interests	—	22,249	22,249
Contributions from noncontrolling interests	—	107	107
Distributions to noncontrolling interests	—	(3,061)	(3,061)
Change in accumulated other comprehensive (losses)	10,171	—	10,171

Balance at June 30, 2008	$2,930,728	$54,633	$2,985,361

Explanatory Notes:

(1)
On January 1, 2009, the Company adopted the provisions of FSP APB 14-1. This new standard requires retroactive application for prior periods presented. See Notes 3 and 8 for further details.

(2)
For the six months ended June 30, 2008, net income excludes $270 attributable to redeemable noncontrolling interests.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 10—Risk Management and Derivatives

        Risk management—In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different points in time and potentially at different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's investments that result from a property's borrower's or corporate tenant's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of loans and other lending investments due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying loans, the valuation of CTL facilities and OREO assets held by the Company and changes in foreign currency exchange rates.

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

        Non-designated hedges—Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements, foreign exchange rate movements, and other identified risks, but may not meet the strict hedge accounting requirements of SFAS No. 133. There were no designated hedges outstanding as of June 30, 2009. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 (in thousands):

	Asset Derivatives				Liability Derivatives
	As of June 30, 2009		As of December 31, 2008		As of June 30, 2009		As of December 31, 2008
Derivatives not designated as hedging instruments under SFAS No. 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate caps	Other Assets	$1,110	Other Assets	$726	Other Liabilities	$(495)	Other Liabilities	$(131)
Foreign exchange contracts	Other Assets	1,676	Other Assets	2,949	Other Liabilities	(895)	Other Liabilities	—
Fair value interest rate swap	Other Assets	—	Other Assets	197	N/A	—	N/A	—

Total		$2,786		$3,872		$(1,390)		$(131)

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 10—Risk Management and Derivatives (Continued)

        The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2009 (in thousands):

	For the three months ended June 30, 2009		For the six months ended June 30, 2009
Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate caps	Other expense	$383	Other expense	$19
Foreign exchange contracts	Other expense	(1,028)	Other expense	(73)

Total		$(645)		$(54)

        Foreign currency hedges—The following table presents the Company's foreign currency derivatives outstanding as of June 30, 2009 (in thousands):

Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity
Sell SEK/Buy USD forward	SEK 104,228	13,463	July 2009
Sell EUR/Buy USD forward	€ 5,000	7,024	September 2009
Buy USD/Sell INR forward	INR 486,438	10,000	November 2009

        Interest rate caps—The following table represents the notional principal amounts of interest rate caps by class (in thousands):

	As of
	June 30, 2009	December 31, 2008
Interest rate cap bought	$947,862	$947,862
Interest rate cap sold	(947,862)	(947,862)

Total interest rate caps	$—	$—

        Credit-risk-related Contingent Features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

Note 11—Stock-Based Compensation Plans and Employee Benefits

        On May 27, 2009, the Company's shareholders approved the Company's 2009 Long-Term Incentive Plan (the "2009 LTIP") which is designed to provide incentive compensation for officers, key employees, directors and advisors of the Company. The 2009 LTIP provides for awards of stock options, shares of restricted stock, phantom shares (also known as restricted stock units), dividend equivalent rights and other share-based performance awards. A maximum of 8,000,000 shares of Common Stock may be awarded under the 2009 LTIP, plus up to an additional 500,000 shares to the extent that a corresponding number of equity awards previously granted under the Company's 1996 Long-Term Incentive Plan expire or are cancelled or forfeited. All awards under the 2009 LTIP are made at the discretion of the Board of

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 11—Stock-Based Compensation Plans and Employee Benefits (Continued)

Directors or a committee of the Board of Directors. The awards of the 2.0 million restricted stock units approved on May 27, 2009 and the 10.2 million restricted stock units granted on December 19, 2008 are required to be settled on a net, after-tax basis (after deducting shares for taxes and other applicable withholdings); therefore, the actual number of shares issued will be less than the gross amount of the awards. As of June 30, 2009, approximately 105,000 shares remain available for awards under the 2009 LTIP Plan.

        The Company's 2006 Long-Term Incentive Plan (the "2006 LTIP") is designed to provide equity-based incentive compensation for officers, key employees, directors, consultants and advisers of the Company. The 2006 LTIP provides for awards of stock options, shares of restricted stock, phantom shares, dividend equivalent rights and other share-based performance awards. A maximum of 4,550,000 shares of Common Stock may be subject to awards under the 2006 LTIP provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 1.0 million, subject to certain anti-dilution provisions in the 2006 LTIP. All awards under this Plan are at the discretion of the Board of Directors or a committee of the Board of Directors. As of June 30, 2009, approximately 592,000 shares remain available for awards under the 2006 LTIP.

        Stock Options—Changes in options outstanding during the six months ended June 30, 2009, are as follows (shares and aggregate intrinsic value in thousands, except for weighted average strike price):

	Number of Shares
	Employees	Non-Employee Directors	Other	Weighted Average Strike Price	Aggregate Intrinsic Value
Options Outstanding, December 31, 2008	396	86	47	$19.43
Issued in 2009	—	—	—	—
Exercised in 2009	—	—	—	—
Forfeited in 2009	(4)	(2)	(3)	$40.01

Options Outstanding, June 30, 2009	392	84	44	$19.08	$—

        The following table summarizes information concerning outstanding and exercisable options as of June 30, 2009 (options, in thousands):

Exercise Price	Options Outstanding and Exercisable	Remaining Contractual Life (Years)
$16.88	364	0.51
$17.38	14	0.71
$19.69	47	1.51
$24.94	40	1.88
$27.00	11	1.99
$29.82	44	2.92

	520	0.95

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 11—Stock-Based Compensation Plans and Employee Benefits (Continued)

        Restricted Stock Units—Changes in non-vested restricted stock units during the six months ended June 30, 2009 are as follows (in thousands, except per share amounts):

Non-Vested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested at December 31, 2008	14,987	$3.32
Granted	2,000	$2.37
Vested	(581)	$31.33
Forfeited	(158)	$2.15

Non-vested at June 30, 2009	16,248	$3.68	$46,143

        On May 27, 2009, the Company's shareholders approved the grant of 2,000,000 market-condition based restricted stock units which were contingently awarded to its Chairman and Chief Executive Officer as a special retention award on October 9, 2008. These units will cliff vest in one installment on October 9, 2011 only if the total shareholder return on the Company's Common Stock is at least 25% per year (compounded at the end of the three year vesting period, including dividends). Total shareholder return will be based on the average NYSE closing prices for the Company's Common Stock for the 20 days prior to (a) the date of the award on October 9, 2008 (which was $3.38) and (b) the vesting date. No dividends will be paid on these units prior to vesting. The Company measured the fair value of the grant on May 27, 2009 and will record compensation expense based on this fair value ratably over the remaining vesting period.

        As of June 30, 2009, there were 10,159,000 market condition-based restricted stock units ("Units") outstanding, which were granted to executives and other officers of the Company on December 19, 2008. The Units will vest only if specified price targets for the Company's Common Stock are achieved and if the employee is thereafter employed on the vesting date, as follows: (a) if the Common Stock achieves a price of $4.00 or more (average NYSE closing price over 20 consecutive trading days) during the first year following the grant date (i.e., prior to December 19, 2009), the Units will vest in three equal installments on January 1, 2010, January 1, 2011, and January 1, 2012; (b) if the Units do not achieve the price target in the first year, but the Common Stock achieves a price of $7.00 or more (average NYSE closing price over 20 consecutive trading days) prior to December 19, 2010, the Units will vest in two equal installments on January 1, 2011 and January 1, 2012; and (c) if the Units do not achieve the price target in the first or second year, but the Common Stock achieves a price of $10.00 or more (average NYSE closing price over 20 consecutive trading days) prior to December 19, 2011, the Units will vest in one installment on January 1, 2012. If an applicable price target has been achieved, the Units will thereafter be entitled to dividend equivalent payments as dividends are paid on the Company's Common Stock. Upon vesting of the Units, holders will receive shares of the Company's Common Stock in the amount of the vested Units, net of statutory minimum tax withholdings. On May 27, 2009, the Company's shareholders approved the 2009 LTIP, which authorized additional shares of the Company's Common Stock to be available for awards under the Company's equity compensation plans. The approval converted the Company's accounting for these awards from liability-based to equity-based, and accordingly, the Company reclassified its liability recorded in "Accounts Payable, accrued expenses and other liabilities" to "Additional paid-in capital" on the Consolidated Balance Sheets. The aggregate fair value of the grants on May 27, 2009 was approximately $27.0 million. The Company has recorded the liability-based expense of $3.9 million

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 11—Stock-Based Compensation Plans and Employee Benefits (Continued)

through May 27, 2009 and will record the remaining portion of compensation expense based on the fair value ratably over the vesting period.

        As of June 30, 2009, there were 433,623 market condition-based restricted stock units outstanding that were granted to employees on January 18, 2008 and cliff vest on December 31, 2010, only if the total shareholder return on the Company's Common Stock is at least 20% (compounded annually, including dividends) from the date of the award through the end of the vesting period. Total shareholder return will be based on the average NYSE closing prices for the Company's Common Stock for the 20 days prior to (a) the date of the award on January 18, 2008 (which was $25.04) and (b) the vesting date. No dividends will be paid on these units unless and until they are vested.

        The fair value of the market condition-based restricted stock units is based on the market value of the awards utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's Common Stock. The following assumptions were used to estimate the fair value of market condition-based awards:

	Valued as of
	January 18, 2008	May 27, 2009(1)	May 27, 2009(2)
Risk-free interest rate	2.39%	1.16%	1.28%
Expected stock price volatility	27.46%	152.03%	145.45%
Expected annual dividend	—	—	—

          Explanatory Notes:

      (1)
      Contingent equity-based restricted stock units awarded on October 9, 2008 were measured on May 27, 2009, the date the Company's shareholders approved the grant of the award.

      (2)
      Equity-based restricted stock units granted on December 19, 2008 were re-measured on May 27, 2009 when they became equity-based awards, in accordance with SFAS No. 123(R).

        As of June 30, 2009, there were 3.7 million unvested service-based restricted stock units outstanding that are entitled to be paid dividends as dividends are paid on shares of the Company's Common Stock and these dividends are accounted for as a reduction to retained earnings in a manner consistent with the Company's Common Stock dividends.

        The Company recorded $7.5 million and $8.0 million of stock-based compensation expense in "General and administrative" on the Company's Consolidated Statements of Operations for the three months ended June 30, 2009 and 2008, respectively and $13.1 million and $12.8 million for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, there was $45.1 million of total unrecognized compensation cost related to non-vested restricted stock units, including the Units. That cost is expected to be recognized over the remaining vesting/service period for the respective grants.

        401(k) Plan—The Company made gross contributions of $0.2 million and $0.2 million for the three months ended June 30, 2009 and 2008, respectively, and $1.0 million and $1.1 million for the six months ended June 30, 2009 and 2008, respectively.

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

        The following table presents a reconciliation of the numerators of the basic and diluted EPS calculations for the three and six months ended June 30, 2009 and 2008 (in thousands, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008, As Adjusted(1)	2009	2008, As Adjusted(1)
Income (loss) from continuing operations	$(281,871)	$(5,495)	$(380,781)	$69,447
Net loss attributable to noncontrolling interests	271	771	1,514	567
Gain on sale of joint venture interest attributable to noncontrolling interests	—	(18,560)	—	(18,560)
Preferred dividend requirements	(10,580)	(10,580)	(21,160)	(21,160)
Dividends paid to Participating Security holders(2)	—	—	—	(1,122)

Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders and HPU holders	$(292,180)	$(33,864)	$(400,427)	$29,172

Explanatory Note:

(1)
On January 1, 2009, the Company adopted the provisions of FSP APB 14-1, SFAS No. 160, and FSP EITF 03-6-1. These new standards require retroactive application for prior periods presented. See Notes 3 and 8 for further details.

(2)
In accordance with Emerging Issues Task Force 07-4, "Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships," ("EITF 07-4") the total dividends paid to Participating Security holders during the period have been deducted from income (loss) from continuing operations, because total dividends distributed by the Company exceeded earnings for the period.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 12—Earnings Per Share (Continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008, As Adjusted(1)	2009	2008, As Adjusted(1)
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders(2)	$(284,098)	$(33,163)	$(389,655)	$28,569
Income (loss) from discontinued operations	(99)	5,870	116	13,735
Gain from discontinued operations, net of noncontrolling interests	—	45,819	11,304	47,832

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(284,197)	$18,526	$(378,235)	$90,136

Numerator for diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders(2)(3)	$(284,098)	$(33,163)	$(389,655)	$28,572
Income (loss) from discontinued operations	(99)	5,870	116	13,736
Gain from discontinued operations, net of noncontrolling interests	—	45,819	11,304	47,836

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(284,197)	$18,526	$(378,235)	$90,144

Denominator (basic and diluted):
Weighted average common shares outstanding for basic earnings per common share	99,769	134,399	102,671	134,330
Add: effect of assumed shares issued under treasury stock method for stock options and restricted shares without non-forfeitable rights to dividends	—	—	—	103
Add: effect of joint venture shares	—	—	—	349

Weighted average common shares outstanding for diluted earnings per common share	99,769	134,399	102,671	134,782

Basic earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders(2)	$(2.85)	$(0.24)	$(3.79)	$0.21
Income (loss) from discontinued operations	—	0.04	—	0.10
Gain from discontinued operations, net of noncontrolling interests	—	0.34	0.11	0.36

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(2.85)	$0.14	$(3.68)	$0.67

Diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders(2)	$(2.85)	$(0.24)	$(3.79)	$0.22
Income (loss) from discontinued operations	—	0.04	—	0.10
Gain from discontinued operations, net of noncontrolling interests	—	0.34	0.11	0.35

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(2.85)	$0.14	$(3.68)	$0.67

Explanatory Notes:

(1)
On January 1, 2009, the Company adopted the provisions of FSP APB 14-1, SFAS No. 160, and FSP EITF 03-6-1. These new standards require retroactive application for prior periods presented. See Notes 3 and 8 for further details.

(2)
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders have been adjusted for net (income) loss attributable to noncontrolling interests and preferred dividend requirements. In addition, for the six months ended June 30, 2008, income from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders was adjusted to exclude dividends paid to Participating Security holders (see preceding table).

(3)
For the six months ended June 30, 2008, amount includes the allocable portion of $2 of joint venture income.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 12—Earnings Per Share (Continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008, As Adjusted(1)	2009	2008, As Adjusted(1)
Earnings allocable to High Performance Units:
Numerator for basic earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders(2)	$(8,082)	$(701)	$(10,772)	$603
Income (loss) from discontinued operations	(3)	124	3	290
Gain from discontinued operations, net of noncontrolling interests	—	968	313	1,011

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(8,085)	$391	$(10,456)	$1,904

Numerator for diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders(2)(3)	$(8,082)	$(701)	$(10,772)	$602
Income (loss) from discontinued operations	(3)	124	3	289
Gain from discontinued operations, net of noncontrolling interests	—	968	313	1,007

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(8,085)	$391	$(10,456)	$1,898

Denominator (basic and diluted):
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15	15	15

Basic earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders(2)	$(538.80)	$(46.73)	$(718.14)	$40.20
Income (loss) from discontinued operations	(0.20)	8.27	0.20	19.33
Gain from discontinued operations, net of noncontrolling interests	—	64.53	20.87	67.40

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(539.00)	$26.07	$(697.07)	$126.93

Diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders(2)	$(538.80)	$(46.73)	$(718.14)	$40.13
Income (loss) from discontinued operations	(0.20)	8.27	0.20	19.27
Gain from discontinued operations, net of noncontrolling interests	—	64.53	20.87	67.13

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(539.00)	$26.07	$(697.07)	$126.53

Explanatory Notes:

(1)
On January 1, 2009, the Company adopted the provisions of FSP APB 14-1, SFAS No. 160, and FSP EITF 03-6-1. These new standards require retroactive application for prior periods presented. See Notes 3 and 8 for further details.

(2)
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders have been adjusted for net (income) loss attributable to noncontrolling interests and preferred dividend requirements. In addition, for the six months ended June 30, 2008, income from continuing operations allocable attributable to iStar Financial Inc. and to HPU holders was adjusted to exclude dividends paid to Participating Security holders (see preceding table).

(3)
For the six months ended June 30, 2008, amount includes the allocable portion of $2 of joint venture income.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 12—Earnings Per Share (Continued)

        For the three and six months ended June 30, 2008, basic and diluted net income allocable to common shareholders and HPU holders per share were retroactively adjusted to reflect the adoption of FSP EITF 03-6-1. The Company reduced its diluted weighted average common shares outstanding for the reporting period by unvested restricted stock units and common stock equivalents deemed to be Participating Securities. In addition, pursuant to EITF 07-4, as a result of dividends paid in excess of earnings during the six months ended June 30, 2008, the Company allocated $1.1 million of earnings from common shares and HPU shares to Participating Securities. This adoption, along with the adoption of FSP APB 14-1 (see Notes 3 and 8) changed basic and diluted earnings per share as follows: (a) for the three months ended June 30, 2008, basic and diluted net income allocable to common shareholders decreased by ($0.01) per share, and basic and diluted net income allocable to HPU holders decreased by ($2.20) per share and ($2.13) per share, respectively, and (b) for the six months ended June 30, 2008, basic and diluted net income allocable to common shareholders decreased by ($0.03) per share, and basic and diluted net income allocable to HPU holders decreased by ($6.00) per share and ($5.80) per share, respectively.

        For the three and six months ended June 30, 2009 and 2008, the following shares were anti-dilutive (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Joint venture shares	298	349	298	—
Stock options	520	531	520	153
Restricted stock units	12,593	487	12,593	487

        In addition, as of June 30, 2009, the conditions for conversion related to the Company's Convertible Notes have not been met. If the conditions for conversion are met, the Company may choose to settle in cash and/or Common Stock, however, if this occurs it is the Company's policy to settle the conversion obligation in cash. Accordingly, there was no impact on the Company's diluted earnings per share, for any of the periods presented.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Comprehensive Income (loss)

        The statement of comprehensive income (loss) attributable to iStar Financial Inc. is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008, As Adjusted(1)	2009	2008, As Adjusted(1)
Net income (loss)	$(281,973)	$50,975	$(369,045)	$136,004
Other comprehensive income:
Reclassification of losses on available-for-sale securities into earnings upon realization	—	4,967	4,058	4,967
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization	(2,112)	3,370	(3,593)	3,076
Unrealized gains/(losses) on available-for-sale securities	3,472	(683)	3,472	(1,043)
Unrealized gains/(losses) on cash flow hedges	—	14,449	(30)	3,171
Unrealized gains/(losses) on cumulative translation adjustment	650	—	(1,232)	—

Comprehensive income (loss)	$(279,963)	$73,078	$(366,370)	$146,175
Net loss attributable to noncontrolling interests	271	771	1,514	567
Gain on sale of joint venture interest attributable to noncontrolling interests	—	(18,560)	—	(18,560)
Gain from discontinued operations attributable to noncontrolling interests	—	(3,689)	—	(3,689)

Comprehensive income (loss) attributable to iStar Financial Inc.	$(279,692)	$51,600	$(364,856)	$124,493

Explanatory Note:

(1)
On January 1, 2009, the Company adopted the provisions of FSP APB 14-1 and SFAS No. 160. Both new standards require retroactive application for prior periods presented. See Notes 3 and 8 for further details.

        Accumulated other comprehensive income reflected in the Company's shareholders' equity is comprised of the following (in thousands):

	As of June 30, 2009	As of December 31, 2008
Unrealized gains (losses) on available-for-sale securities	$2,247	$(5,283)
Unrealized gains on cash flow hedges	4,920	8,544
Unrealized losses on cumulative translation adjustment	(2,786)	(1,554)

Accumulated other comprehensive income	$4,381	$1,707

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 14—Dividends

        In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income and must distribute 100% of its taxable income to avoid paying corporate federal income taxes. The Company's current policy is to distribute all of its taxable income, if any, to its shareholders. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may be required to borrow to make sufficient dividend payments. The Company did not declare any Common Stock dividends for the quarters ended March 31, 2009 and June 30, 2009.

        The Company declared and paid dividends aggregating $4.0 million, $5.5 million, $3.9 million, $3.1 million and $4.7 million on its Series D, E, F, G, and I preferred stock, respectively, during the six months ended June 30, 2009. There are no dividend arrearages on any of the preferred shares currently outstanding.

Note 15—Fair Value of Financial Instruments

        SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs used in valuation techniques to measure fair value into three levels as follows:

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

        Certain of the Company's assets and liabilities are recorded at fair value as of June 30, 2009 and December 31, 2008. SFAS No. 157 requires disclosures for assets and liabilities that are measured on a recurring basis and on a nonrecurring basis. Assets required to be marked-to-market and reported at fair value every reporting period are classified as being valued on a recurring basis. Other assets not required to be recorded at fair value every period may be recorded at fair value if a specific provision or other impairment is recorded within the period to mark the carrying value of the asset to market as of the reporting date. Such assets are classified as being valued on a nonrecurring basis.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 15—Fair Value of Financial Instruments (Continued)

        The following table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories as of June 30, 2009 and December 31, 2008 (in thousands):

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2009:
Recurring basis:
Financial Assets:
Derivative assets	$2,786	$—	$2,786	$—
Other lending investments—available-for-sale debt securities	$7,250	$7,250	$—	$—
Marketable securities	$19,802	$180	$19,622	$—
Financial Liabilities:
Derivative liabilities	$1,390	$—	$1,390	$—
Nonrecurring basis:
Financial Assets:
Impaired loans	$1,825,360	$—	$—	$1,825,360
Non-financial Assets:
Impaired OREO	$114,049	$—	$—	$114,049
As of December 31, 2008:
Recurring basis:
Financial Assets:
Derivative assets	$3,872	$—	$3,872	$—
Other lending investments—available-for-sale securities	$10,856	$10,856	$—	$—
Marketable securities	$8,083	$8,083	$—	$—
Financial Liabilities:
Derivative liabilities	$131	$—	$131	$—
Nonrecurring basis:
Financial Assets:
Impaired loans	$1,821,012	$—	$—	$1,821,012
Impaired other lending investments—securities	$10,128	$10,128	$—	$—
Impaired cost method investments	$3,888	$—	$—	$3,888

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

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

        Securities—All of the Company's available-for-sale and impaired held-to-maturity debt and equity securities are actively traded and have been valued using quoted market prices. The Company's traded marketable securities are valued using market quotes, to the extent they are available, or broker quotes.

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

        Impaired OREO—The Company periodically evaluates its OREO assets to determine if events or changes in circumstances have occurred during the reporting period that may have a significant adverse effect on their fair value. Due to the nature of the individual properties in the OREO portfolio, the Company uses the income approach through internally developed valuation models to estimate the fair value of the assets. This approach requires the Company to make significant judgments with respect to discount rates, capitalization rates and the timing and amounts of estimated future cash flows that are considered Level 3 inputs in accordance with SFAS No. 157. These cash flows include costs of completion, operating costs, and lot and unit sale prices.

        Cost method investments—The Company periodically evaluates its cost method investments to determine if events or changes in circumstances have occurred in that period that may have a significant adverse effect on the fair value of an investment. The Company estimates the fair value of impaired cost method investments using its ratable share of net asset value of the impaired funds.

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

        The book and fair values of financial instruments as of June 30, 2009 were as follows (in thousands):

	As of June 30, 2009
	Book Value	Fair Value
Financial assets:
Loans and other lending investments, net	$9,578,241	$8,402,573
Derivative assets	2,786	2,786
Marketable securities	19,802	19,802
Financial liabilities:
Debt obligations, net	$11,826,503	$7,762,306
Derivative liabilities	1,390	1,390

        The valuation techniques used to estimate the fair values for individual classifications of financial instruments in the table that were not previously described above, are described more fully below. Different assumptions could significantly affect these estimates. Accordingly, the net realizable values could be materially different from the estimates presented above.

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

        Loans and other lending investments—For the Company's interest in performing loans and other lending investments, the fair values were determined using a discounted cash flow methodology. This method discounts future estimated cash flows using rates the Company determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. The Company has used the carrying value net of specific reserves for non-performing loans, which represents the Company's estimated fair value of such loans.

        Other financial instruments—The carrying values of other financial instruments including restricted cash, accrued interest receivable, accounts payable, accrued expenses and other liabilities approximate the fair values of the instruments.

        Debt obligations, net—For debt obligations traded in secondary markets, the Company uses market quotes, to the extent they are available, or broker quotes. For debt obligations not traded in secondary markets, the Company determined fair value using the discounted cash flow methodology, whereby contractual cash flows are discounted at rates that the Company determined best reflect current market interest rates that would be charged for debt with similar characteristics and credit quality.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 16—Segment Reporting

        The Company has determined that it has two reportable operating segments: Real Estate Lending and Corporate Tenant Leasing. The reportable segments were determined based on the management approach, which looks to the Company's internal organizational structure. These two lines of business require different support infrastructures. The Real Estate Lending segment includes all of the Company's activities related to senior and mezzanine real estate debt and senior and mezzanine corporate capital investment activities and the financing thereof, including other real estate owned. The Corporate Tenant Leasing segment includes all of the Company's activities related to the ownership and leasing of corporate facilities.

        The Company evaluates performance based on the following financial measures for each segment (in thousands):

	Real Estate Lending(1)	Corporate Tenant Leasing	Corporate/ Other(2)	Company Total
Three months ended June 30, 2009
Total revenues(3)	$140,774	$77,835	$5,967	$224,576
Earnings from equity method investments	—	606	1,258	1,864
Total operating and interest expense(4)	469,785	55,265	184,140	709,190
Net operating income (loss)(5)	(329,011)	23,176	(176,915)	(482,750)
Three months ended June 30, 2008
Total revenues(3)	$242,020	$77,304	$1,085	$320,409
Earnings from equity method investments	—	616	5,454	6,070
Total operating and interest expense(4)	381,008	44,000	187,185	612,193
Net operating income (loss)(5)	(138,988)	33,920	(180,646)	(285,714)
Six months ended June 30, 2009
Total revenues(3)	$317,405	$156,846	$8,715	$482,966
Earnings (loss) from equity method investments	—	1,268	(19,904)	(18,636)
Total operating and interest expense(4)	756,410	110,544	333,413	1,200,367
Net operating income (loss)(5)	(439,005)	47,570	(344,602)	(736,037)
Six months ended June 30, 2008
Total revenues(3)	$574,877	$155,540	$2,316	$732,733
Earnings from equity method investments	—	1,266	2,207	3,473
Total operating and interest expense(4)	476,393	72,626	397,959	946,978
Net operating income (loss)(5)	98,484	84,180	(393,436)	(210,772)
As of June 30, 2009
Total long-lived assets(6)	$9,578,241	$2,992,286	$—	$12,570,527
Total assets(7)	10,058,228	3,262,424	797,942	14,118,594
As of December 31, 2008
Total long-lived assets(5)	$10,586,644	$3,044,811	$—	$13,631,455
Total assets(7)(8)	11,037,624	3,330,907	928,217	15,296,748

Explanatory Notes:

(1)
Real Estate Lending includes the Company's OREO assets and related operating expenses.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 16—Segment Reporting (Continued)

(2)
Corporate/Other represents all corporate level items, including general and administrative expenses and any intercompany eliminations necessary to reconcile to the consolidated Company totals. This caption also includes the Company's timber operations, non-CTL related joint venture investments, strategic investments and marketable securities, which are not considered material separate segments.

(3)
Total revenue represents all revenue earned during the period from the assets in each segment. Revenue from the Real Estate Lending business primarily represents interest income and revenue from the Corporate Tenant Leasing business primarily represents operating lease income.

(4)
Total operating and interest expense primarily includes provision for loan losses for the Real Estate Lending business and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. Interest expense on secured and unsecured notes, the interim financing facility, unsecured and secured revolving credit facilities and general and administrative expense are included in Corporate/Other for all periods. Depreciation and amortization of $24.8 million and $24.0 million for the three months ended June 30, 2009 and 2008, respectively, and $48.5 million and $47.9 million for the six months ended June 30, 2009 and 2008, respectively, are included in the amounts presented above.

(5)
Net operating income (loss) represents income attributable to iStar Financial Inc. before gain on early extinguishment of debt, gain on sale of joint venture interest, income from discontinued operations and gain from discontinued operations.

(6)
Total long-lived assets are comprised of Loans and other lending investments, net and Corporate tenant lease assets, net for the Real Estate Lending and Corporate Tenant Leasing segments, respectively.

(7)
Intangible assets included in Corporate Tenant Leasing at June 30, 2009 and December 31, 2008 was $55.0 million and $58.5 million, respectively. Intangible assets included in Corporate/Other at June 30, 2009 and December 31, 2008 was $2.0 million and $2.7 million, respectively.

(8)
Goodwill included in Corporate Tenant Leasing at December 31, 2008 was $4.2 million.

Note 17—Subsequent Events

        The Company has evaluated events occurring through August 10, 2009 and did not identify any events that would require adjustment to or disclosure in its Consolidated Financial Statements.

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

Introduction

        iStar Financial Inc. is a publicly traded finance company focused on the commercial real estate industry. We primarily provide custom tailored financing to high-end private and corporate owners of real estate, including senior and mezzanine real estate debt, senior and mezzanine corporate capital, as well as corporate net lease financing and equity. We are taxed as a real estate investment trust, or "REIT" and provide innovative and value added financing solutions to our customers. We deliver customized financial products to sophisticated real estate borrowers and corporate customers who require a high level of flexibility and service. Our two primary lines of business are lending and corporate tenant leasing.

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

Executive Overview

        Financial market conditions, including the ongoing credit crisis and economic downturn, have continued to adversely affect our business and operating results through the second quarter of 2009. The market deterioration has led to a decline in commercial real estate values. This decline in value, combined with a lack of available debt financing for commercial real estate assets have limited borrowers' ability to repay or refinance their loans. The combination of these factors resulted in a further increase in non-performing loans and the related provision for loan losses during the second quarter. These factors and their effect on our operations have also resulted in increases in our financing costs, a continuing inability to access the unsecured debt markets, depressed prices for our Common Stock and continued suspension of quarterly Common Stock dividends. We expect these trends to continue in the forseeable future.

        During the second quarter of 2009, we incurred a net loss of $(292.3) million on $224.6 million of revenue, resulting in $(2.85) of diluted net loss per common share and $(2.51) of adjusted diluted loss per share. These financial results primarily resulted from a provision for loan losses of $435.0 million and impairments of other assets of $24.8 million, which were recognized during the quarter. The provision for loan losses was driven by an increase in non-performing loans to $4.61 billion, or 39.6% of Managed Loan Value (as defined below in "Risk Management"), as of June 30, 2009, from $3.46 billion, or 27.5% of Managed Loan Value, at December 31, 2008. The increase in non-performing loans resulted from the continued deterioration in the commercial real estate market and weakened economic conditions impacting our borrowers, who continue to have difficulty refinancing or selling their projects in order to repay their loans in a timely manner. These losses were partially offset by the repurchase of $371.8 million face amount of senior unsecured notes and the completion of our secured note exchange transactions together resulting in the recognition of $200.9 million in net gains on the early extinguishment of debt. In addition, general and administrative expenses have declined 12.7% to $38.4 million for the three months ended June 30, 2009 from $44.0 million for the three months ended June 30, 2008. This was primarily achieved through reductions in head count and continued integration of our operations. Second quarter results were also impacted by a charge of $42.4 million relating to the termination of a long-term lease for new headquarters space and the settlement of disputes with the landlord. The new lease was terminated based on our decision to remain in our current space, which is leased through 2021.

        As liquidity in the capital markets has continued to be severely constrained and our repayments have become more uncertain, we have utilized asset sales, additional secured financing and a secured note exchange transaction to supplement our liquidity. As part of this strategy we completed a new secured term loan facility and restructuring of our existing unsecured revolving credit facilities with participating members of our bank lending group during the first quarter of 2009. The new and restructured facilities also provide us with additional operating flexibility through the modification of certain financial covenants. In addition, during the second quarter of 2009, we completed a series of private offers through which $1.01 billion aggregate principal amount of our senior unsecured notes of various series were exchanged for $634.8 million aggregate principal amount of new second-lien senior secured notes issued by us and guaranteed by certain of our subsidiaries. Concurrent with the exchange offer, we purchased for cash $12.5 million par value of our outstanding senior floating rate notes due September 2009 pursuant to a cash tender offer. As of June 30, 2009, we had $417.4 million of cash and available capacity under our credit facilities.

Key Performance Measures

        We use the following metrics to measure our profitability:

  •
  Adjusted Diluted EPS, calculated as adjusted diluted earnings (loss) attributable to iStar Financial Inc. and allocable to common shareholders divided by diluted weighted average common shares outstanding. (See section captioned "Adjusted Earnings" for more information on this metric).

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

  •
  Return on Average Common Book Equity, calculated as net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders divided by average iStar Financial Inc.'s common book equity.

  •
  Adjusted Return on Average Common Book Equity, calculated as adjusted basic earnings (loss) attributable to iStar Financial and allocable to common shareholders, HPU holders and Participating Security holders divided by average iStar Financial Inc.'s common book equity.

        The following table summarizes these key metrics:

	For the Three Months Ended June 30,
	2009	2008, As Adjusted(1)
Adjusted Diluted EPS	$(2.51)	$(1.46)
Net Finance Margin(2)	1.5%	3.1%
Return on Average Common Book Equity	(70.1)%	3.1%
Adjusted Return on Average Common Book Equity	(61.7)%	(33.3)%

    Explanatory Notes:

    (1)
    On January 1, 2009, the Company adopted the provisions of FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement)" and FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." These new standards require retroactive application for prior periods presented. See Notes 3, 8 and 12 of the Notes to the Company's Consolidated Financial Statements for further details

    (2)
    For the three months ended June 30, 2008, operating lease income used to calculate the net finance margin includes amounts from discontinued operations of $7,094, For the three months ended June 30, 2009 and 2008, operating costs—corporate tenant lease assets used to calculate the net finance margin includes amounts from discontinued operations of $89 and $325, respectively.

Results of Operations for the Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008

	2009	2008, As Adjusted(1)	$ Change	% Change
	(in thousands)
Interest income	$142,181	$235,354	$(93,173)	(40)%
Operating lease income	76,835	77,295	(460)	(1)%
Other income	5,560	7,760	(2,200)	(28)%

Total revenue	$224,576	$320,409	$(95,833)	(30)%

Interest expense	$127,186	$164,470	$(37,284)	(23)%
Operating costs—corporate tenant lease assets	5,615	4,546	1,069	24%
Depreciation and amortization	24,825	24,025	800	3%
General and administrative	38,421	44,004	(5,583)	(13)%
Provision for loan losses	435,016	276,660	158,356	57%
Impairment of other assets	24,817	57,692	(32,875)	(57)%
Impairment of goodwill	—	39,092	(39,092)	(100)%
Other expense	53,310	1,704	51,606	>100%

Total costs and expenses	$709,190	$612,193	$96,997	16%

Gain on early extinguishment of debt	$200,879	$—	$200,879	100%
Gain on sale of joint venture interest	$—	$280,219	$(280,219)	(100)%
Earnings (loss) from equity method investments	$1,864	$6,070	$(4,206)	(69)%
Income (loss) from discontinued operations	$(102)	$5,994	$(6,096)	>(100)%
Gain from discontinued operations	$—	$50,476	$(50,476)	(100)%

Explanatory Note:

(1)
On January 1, 2009, the Company adopted the provisions of FSP APB 14-1 and SFAS No. 160. Both new standards require retroactive application for prior periods presented. See Notes 3, 8 and 9 of the Notes to the Company's Consolidated Financial Statements for further details.

        Revenue—The decrease in total revenue was primarily due to lower interest income, which decreased primarily as a result of the increasing level of non-performing loans within the portfolio. In addition, interest income was lower due to a decrease in loans outstanding and a decrease in the average one-month LIBOR rates to 0.37% in the second quarter of 2009 from 2.59% in the second quarter of 2008.

        Costs and expenses—Total costs and expenses increased primarily due to the increase in our provision for loan losses and other expenses and was offset by decreases in interest expense, impairments of goodwill and other assets.

        The increase in our provision for loan losses was primarily due to additional asset-specific reserves that were required due to the increasing level of non-performing loans within the portfolio, resulting from the continued deterioration in the commercial real estate market and weakened economic conditions that have negatively impacted our borrowers' ability to service their debt and refinance their loans at maturity. See "Risk Management" and "Executive Overview."

        Other expense increased primarily due to a $42.4 million charge pursuant to a settlement agreement under which we terminated a long-term lease for new headquarters space and settled all disputes with the landlord. The remaining increase in other expense primarily relates to bond exchange fees of $4.3 million and additional holding costs of OREO assets for the period.

        Interest expense decreased primarily due to the repayment and retirement of debt during the last twelve months. In addition, a decrease in average borrowing rates to 4.26% from 4.71% contributed to the decrease in interest expense.

        At the end of the second quarter of 2008, due to an overall deterioration in market conditions within the commercial real estate market, we determined our goodwill was impaired and recorded a non-cash impairment charge of $39.1 million, eliminating goodwill in our corporate real estate lending reporting unit.

        During the three months ended June 30, 2009, as a result of the continued deterioration in the commercial real estate market, we recorded a $22.2 million non-cash impairment to reduce the carrying value of OREO assets to their revised estimated fair values less costs to sell. In addition, we recorded a $2.6 million non-cash impairment charge related to a single CTL asset to reflect a decline in value due to deteriorating sub-market conditions prior to its sale. During the same period in 2008, we recorded non-cash impairment charges, including $40.0 million of impairments for certain held-to-maturity and available-for-sale securities in our loans and other lending investments portfolio that were other-than-temporarily impaired, $5.2 million related to a cost method equity investment included in our other investments portfolio and $12.5 million to reduce Fremont CRE intangibles to their revised estimated fair values.

        General and administrative expenses were reduced primarily due to lower payroll and payroll related costs, which declined 24% from the first three months ended June 30, 2009 compared to the same period in 2008. This is primarily the result of reductions in headcount.

        Gain on early extinguishment of debt—During the three months ended June 30, 2009, we retired $371.8 million par value of our senior unsecured notes through open market repurchases, completed our secured note exchange transactions and purchased $12.5 million of our outstanding senior floating rate notes which resulted in an aggregate net gain on early extinguishment of debt of $200.9 million.

        Gain on sale of joint venture interest—In April 2008, we closed on the sale of our TimberStar Southwest joint venture for a gross sales price of $1.71 billion, including the assumption of debt. We received net proceeds of approximately $417.0 million for our interest in the venture and recorded a gain of $280.2 million.

        Earnings (loss) from equity method investments—Earnings (loss) from equity method investments decreased primarily due to weaker market performance that affected our strategic investments.

        Income (loss) from discontinued operations—For the three months ended June 30, 2009 and 2008, operating results for CTL and TimberStar assets sold during 2008 and the first half of 2009 are classified as discontinued operations.

        Gain from discontinued operations—We sold one CTL asset during the three months ended June 30, 2009 and recognized no gains or losses on the sale. During the three months ended June 30, 2008, we sold several CTL assets and our Maine timber property for gains of $50.5 million.

Results of Operations for the Six Months Ended June 30, 2009 compared to the Six Months Ended June 30, 2008

	2009	2008, As Adjusted(1)	$ Change	% Change
	(in thousands)
Interest income	$319,408	$511,453	$(192,045)	(38)%
Operating lease income	155,485	155,495	(10)	0%
Other income	8,073	65,785	(57,712)	(88)%

Total revenue	$482,966	$732,733	$(249,767)	(34)%

Interest expense	$258,351	$334,250	$(75,899)	(23)%
Operating costs—corporate tenant lease assets	12,161	9,613	2,548	27%
Depreciation and amortization	48,477	47,887	590	1%
General and administrative	77,810	86,780	(8,970)	(10)%
Provision for loan losses	693,112	366,160	326,952	89%
Impairment of other assets	45,962	57,692	(11,730)	(20)%
Impairment of goodwill	4,186	39,092	(34,906)	(89)%
Other expense	60,308	5,504	54,804	>100%

Total costs and expenses	$1,200,367	$946,978	$253,389	27%

Gain on early extinguishment of debt	$355,256	$—	$355,256	100%
Gain on sale of joint venture interest	$—	$280,219	$(280,219)	(100)%
Earnings (loss) from equity method investments	$(18,636)	$3,473	$(22,109)	>(100)%
Income (loss) from discontinued operations	$119	$14,025	$(13,906)	(99)%
Gain from discontinued operations	$11,617	$52,532	$(40,915)	(78)%

Explanatory Note:

(1)
On January 1, 2009, the Company adopted the provisions of FSP APB 14-1 and SFAS No. 160. Both new standards require retroactive application for prior periods presented. See Notes 3, 8 and 9 of the Notes to the Company's Consolidated Financial Statements for further details.

        Revenue—The decrease in total revenue was primarily due to lower interest income and other income. Interest income decreased primarily due to the increasing level of non-performing loans within the portfolio. In addition, interest income was lower due to a decrease in total loans outstanding and a decrease in the average one-month LIBOR rates to 0.42% in the first half of 2009, from 2.94% in the first half of 2008.

        Other income for the first half of 2008 included a $44.2 million gain recognized from the redemption of a participation interest in a lending investment. Other income also decreased as the result of fewer prepayment penalties during the first half of 2009 as compared to the same period in 2008.

        Costs and expenses—Total costs and expenses increased primarily due to the increase in our provision for loan losses and other expenses and was offset by decreases in interest expense, impairments of goodwill and other assets and general and administrative expenses.

        The increase in our provision for loan losses was primarily due to additional asset-specific reserves that were required due to the increasing level of non-performing loans within the portfolio, resulting from the continued deterioration in the commercial real estate market and weakened economic conditions that have negatively impacted our borrowers' ability to service their debt and refinance their loans at maturity. See "Risk Management" and "Executive Overview."

        Other expense was higher primarily due to a $42.4 million charge incurred during the second quarter of 2009 pursuant to a settlement agreement under which we terminated a long-term lease for new headquarters space and settled all disputes with the landlord. The remaining increase in other expense primarily relates to bond exchange fees of $4.3 million and additional holding costs of OREO assets for the period.

        Interest expense decreased primarily due to the repayment and retirement of debt. In addition, a decrease in average borrowing rates to 4.20% from 5.03% contributed to the decrease in interest expense.

        At the end of the first quarter of 2009, due to the overall deterioration in the commercial real estate market, we determined our goodwill was impaired and recorded a non-cash impairment charge of $4.2 million, eliminating goodwill in our corporate tenant leasing reporting unit. At the end of the second quarter of 2008, due to the overall deterioration in the commercial real estate market, we determined our goodwill was impaired and recorded a non-cash impairment charge of $39.1 million, eliminating goodwill in our corporate real estate lending reporting unit.

        During the six months ended June 30, 2009, we recorded non-cash impairment charges related to various assets including $28.9 million to reduce the carrying value of OREO assets to their revised estimated fair values less costs to sell, $9.5 million for certain held-to-maturity and available-for-sale securities in our loans and other lending investments portfolio that were other-than-temporarily impaired, $5.0 million in our other investment portfolio and $2.6 million related to a single CTL asset to reflect a decline in value due to deteriorating sub-market conditions prior to its sale. During the same period in 2008, we recorded non-cash impairment charges related to various assets including $40.0 million for certain held-to-maturity and available-for-sale securities in our loans and other lending investments portfolio that were other-than-temporarily impaired, $5.2 million for a cost method equity investment included in our other investments portfolio and $12.5 million to reduce the Fremont CRE intangible carrying value to its revised estimated fair values.

        General and administrative expenses were reduced primarily due to lower payroll and payroll related costs, which declined 23% from the first half of 2009 compared to the same period in 2008. This is primarily the result of reductions in headcount.

        Gain on early extinguishment of debt—During the six months ended June 30, 2009, we retired $658.2 million par value of our senior unsecured notes through open market repurchases, completed our secured note exchange transactions and purchased $12.5 million of our outstanding senior floating rate notes which resulted in an aggregate net gain on early extinguishment of debt of $355.3 million.

        Gain on sale of joint venture interest—In April 2008, we closed on the sale of our TimberStar Southwest joint venture for a gross sales price of $1.71 billion, including the assumption of debt. We received net proceeds of approximately $417.0 million for our interest in the venture and recorded a gain of $280.2 million.

        Earnings (loss) from equity method investments—Earnings (loss) from equity method investments decreased primarily due to a $9.4 million non-cash out of period charge to recognize additional losses from an equity method investment as a result of additional depreciation expense that should have been recorded at the equity method entity in prior periods (see Note 6 of the Notes to the Consolidated Financial Statements). The decrease was also attributable to weaker market performance that affected our strategic investments during the first half of 2009.

        Income (loss) from discontinued operations—For the six months ended June 30, 2009 and 2008, operating results for CTL and TimberStar assets sold during 2008 and the first half of 2009 are classified as discontinued operations.

        Gain from discontinued operations—We sold three CTL assets during the six months ended June 30, 2009 and recognized gains of approximately $11.6 million. During the six months ended June 30, 2008, we sold several CTL assets and our Maine timber property for gains of $52.5 million.

Adjusted Earnings

        We measure our performance using adjusted earnings in addition to net income. Adjusted earnings represent net income attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders computed in accordance with GAAP, before depreciation, depletion, amortization, gain from discontinued operations, ineffectiveness on interest rate hedges, impairments of goodwill and intangible assets, extraordinary items and cumulative effect of change in accounting principle. Adjustments for joint ventures reflect our share of adjusted earnings calculated on the same basis.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008, As Adjusted(1)	2009	2008, As Adjusted(1)
	(in thousands)
Adjusted earnings:
Net income (loss).	$(281,973)	$50,975	$(369,045)	$136,004
Add: Depreciation, depletion and amortization	24,579	26,064	48,078	53,701
Add: Joint venture depreciation, depletion and amortization	3,506	1,945	14,194	10,570
Add: Amortization of deferred financing costs	6,966	12,017	12,126	21,932
Add: Impairment of goodwill and intangible assets	—	51,549	4,186	51,549
Less: Hedge ineffectiveness, net	—	(2,341)	—	(850)
Less: Gain from discontinued operations	—	(50,476)	(11,617)	(52,532)
Less: Gain on sale of joint venture interest	—	(280,219)	—	(280,219)
Less: Net loss attributable to noncontrolling interests	271	771	1,514	567
Less: Preferred dividend requirements	(10,580)	(10,580)	(21,160)	(21,160)

Adjusted diluted earnings (loss) attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders(2)(3)	$(257,231)	$(200,295)	$(321,724)	$(80,438)

Weighted average diluted common shares outstanding	99,769	134,399	102,671	134,330

Explanatory Notes:

(1)
On January 1, 2009, we adopted the provisions of FSP APB 14-1 and SFAS No. 160. Both new standards require retroactive application for prior periods presented. See Notes 3, 8 and 9 of the Notes to the Company's Consolidated Financial Statements for further details.

(2)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program. Participating Security holders are Company employees and directors who hold unvested restricted stock units and common stock equivalents granted under the Company's Long Term Incentive Plan. For the three months ended June 30, 2009 and 2008, adjusted diluted earnings (loss) attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders includes $(7,155) and $(4,142), respectively of adjusted earnings (loss) allocable to HPU holders. For the six months ended June 30, 2009 and 2008, adjusted diluted earnings (loss) attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders includes $(8,655) and $(1,688), respectively of adjusted earnings (loss) allocable to HPU holders.

(3)
For the six months ended June 30, 2008, amount excludes $1,122 of dividends paid to Participating Security holders.

Risk Management

        Loan Credit Statistics—The table below summarizes our non-performing loans and details the reserve for loan losses associated with our loans (in thousands):

	As of June 30, 2009	As of December 31, 2008
Non-performing loans
Carrying value	$4,159,012	$3,108,798
Participated portion	451,318	349,359

Managed Loan Value(1)	$4,610,330	$3,458,157
As a percentage of Managed Loan Value of total loans(2)	39.6%	27.5%
Watch list loans
Carrying value	$1,131,455	$1,026,446
Participated portion	81,017	238,450

Managed Loan Value	$1,212,472	$1,264,896
As a percentage of Managed Loan Value of total loans(2)	10.4%	10.1%
Reserve for loan losses	$1,469,415	$976,788
As a percentage of Managed Loan Value of total loans(2)	12.6%	7.8%
As a percentage of Managed Loan Value of non-performing loans	31.9%	28.2%
Other real estate owned
Carrying value	$382,570	$242,505

    Explanatory Note:

    (1)
    Managed Loan Value of a loan is computed by adding iStar's carrying value of the loan and the participation interest sold on the Fremont CRE portfolio. The participation, receives 70% of all loan principal payments including principal that we have funded. Therefore we are in the first loss position and we believe that presentation of the Managed Loan Value is more relevant than a presentation of our carrying value when discussing our risk of loss on the loans in the Fremont CRE Portfolio.

    (2)
    Total Managed Loan Value of total loans was $11,646,965 and $12,584,723 as of June 30, 2009 and December 31, 2008, respectively.

        Non-Performing Loans—We designate loans as non-performing at such time as: (1) management determines the borrower is incapable of, or has ceased efforts towards, curing the cause of an impairment; (2) the loan becomes 90 days delinquent; or (3) the loan has a maturity default. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of June 30, 2009, we had non-performing loans with an aggregate carrying value of $4.16 billion and an aggregate Managed Loan Value of $4.61 billion, or 39.6% of the total Managed Loan Value of total loans. Our non-performing loans increased during the first half of 2009, particularly in our residential land development and condominium construction portfolios, due to the weakened economy and the continued disruption in the credit markets, which have adversely impacted the ability of many of our borrowers to service their debt and refinance our loans at maturity. Due to the continuing deterioration of the commercial real estate market, the process of estimating collateral values and reserves will continue to require significant judgment on the part of management, which is inherently uncertain and subject to change. Management currently believes there is adequate collateral and reserves to support the book values of the loans.

        Non-performing loans by property/collateral type as of June 30, 2009 were as follows ($ in thousands):

	Managed Loan Value	% of non- performing loans
Property/Collateral Type
Land	$1,610	34.92%
Condo Construction—Completed	829	17.98%
Multifamily	356	7.72%
Retail	338	7.33%
Condo Construction—In Progress	290	6.29%
Entertainment/Leisure	273	5.92%
Mixed Use/Mixed Collateral	245	5.32%
Hotel	198	4.30%
Conversion—Completed	162	3.51%
Conversion—In Progress	156	3.38%
Industrial/R&D	88	1.91%
Office	53	1.16%
Corporate—Real Estate	12	0.26%

Total	$4,610	100.00%

        Watch List Assets—We conduct a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset in our portfolio. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." As of June 30, 2009, we had assets on the credit watch list, (excluding non-performing loans), with an aggregate carrying value of $1.13 billion and an aggregate Managed Loan Value of $1.21 billion, or 10.4% of total managed loans.

        Reserve For Loan Losses—During the six months ended June 30, 2009, the reserve for loan losses increased $492.6 million, which was the result of $693.1 million of provisioning for loan losses reduced by $200.5 million of charge-offs. The reserve is increased through the provision for loan losses, which reduces income in the period recorded and the reserve is reduced through charge-offs.

        The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of June 30, 2009, we had $1.25 billion of asset-specific reserves compared to $799.6 million of asset-specific reserves at December 31, 2008. The increase in asset-specific reserves during the six months ended June 30, 2009 was primarily due to the increase in non-performing loans as previously discussed. The increase was also due to additional reserves required for existing non-performing loans further impacted by the continued deterioration in the commercial real estate market.

        The formula-based general reserve is derived from estimated probabilities of principal loss and loss given default severities assigned to the portfolio during our quarterly internal risk rating assessment. Probabilities of principal loss and severity factors are based on industry and/or internal experience and may be adjusted for significant factors that, based on our judgment, impact the collectability of the loans as of the balance sheet date. The general reserve was $220.3 million as of June 30, 2009 and has increased from $177.2 million at December 31, 2008.

        Other Real Estate Owned (OREO)—During the six months ended June 30, 2009, we received titles to properties in satisfaction of senior mortgage loans with cumulative carrying values of $375.8 million, for which those properties had served as collateral, and recorded charge-offs totaling $96.2 million related to these loans. We recorded impairment charges totaling $28.9 million during this same period due to changing market conditions as well as net losses on property sales. During the six months ended June 30,

2009, we sold OREO assets for net proceeds of $145.6 million and recognized net losses of $10.7 million which were included in "Impairment of other assets" on our Consolidated Statements of Operations.

        Tenant credit characteristics—As of June 30, 2009, our CTL assets had 97 different tenants, of which 66% were public companies and 34% were private companies. In addition, 28% of the tenants were rated investment grade by one or more national rating agencies and 36% were rated non-investment grade and the remaining tenants were not rated.

Liquidity and Capital Resources

        We require significant capital to fund our investment activities and operating expenses. We currently estimate that we will fund approximately $525.0 million, primarily consisting of outstanding commitments associated with our loan portfolio, during the remainder of 2009. However, the timing of funding these commitments and the amounts of the individual fundings are largely dependent on construction projects meeting certain milestones, and therefore they are difficult to predict with certainty. In addition we have debt maturities totaling approximately $290.8 million remaining in 2009.

        Our capital sources in today's financing environment include repayments from our loan assets, asset sales, financings secured by our assets, cash flow from operations and potential joint ventures. Historically we have also issued unsecured corporate debt, convertible debt and preferred and common equity—however current market conditions have effectively eliminated our access to these sources of capital in the near term.

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

        In May 2009, we completed a series of private offers through which $1.01 billion aggregate principal amount of our senior unsecured notes of various series were exchanged for $634.8 million aggregate principal amount of new second-lien senior secured notes issued by us and guaranteed by certain of our subsidiaries. Concurrent with the exchange offer, we repurchased for cash $12.5 million par value of our outstanding senior floating rate notes due September 2009 pursuant to a cash tender offer.

        In addition, during the three months ended June 30, 2009, we received gross principal repayments from borrowers of approximately $414.9 million and $263.9 million in proceeds from strategic completed asset sales. We funded $358.2 million of loan commitments during the quarter and repaid outstanding debt of $434.3 million. We also repurchased $371.8 million par value of senior unsecured notes and completed our secured note exchange transactions during the second quarter. These transactions resulted in the recognition of $200.9 million in net gains on the early extinguishment of debt during the quarter. We may from time to time seek to retire or repurchase additional outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise.

        As of June 30, 2009, we had $417.4 million of cash and available capacity under our credit facilities. We actively manage our liquidity and continually work on initiatives to address both our debt covenants compliance and our liquidity needs. We expect proceeds from asset sales to supplement loan repayments and intend to continue to analyze additional asset sales and secured financing alternatives in order to maintain adequate liquidity for the balance of the year. Under the terms of our credit agreements, we can issue a total of up to $1.00 billion of second priority secured notes in exchange or refinancing transactions involving our unsecured notes. After giving effect to the private exchange offers in May 2009, described above, we can issue up to $365.2 million of new notes in exchange or refinancing transactions. Our liquidity plan is dynamic and we expect to monitor the markets and adjust our plan as market conditions change. There is a risk that we will not be able to meet all of our funding and debt service obligations. Management's failure to successfully implement our liquidity plan could have a material adverse effect on our financial position and covenant compliance, results of operations and cash flows.

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

        The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of June 30, 2009. We have no other long-term liabilities that would constitute a contractual obligation.

	Principal And Interest Payments Due By Period
	Total	Less Than 1 Year	2 – 3 Years	4 – 5 Years	6 – 10 Years	After 10 Years
	(In thousands)
Long-Term Debt Obligations:
Unsecured notes	$4,374,905	$788,796	$1,679,387	$1,410,567	$496,155	$—
Secured notes	634,801	—	155,253	479,548	—	—
Convertible notes	787,750	—	—	787,750	—	—
Unsecured revolving credit facilities	745,722	—	745,722	—	—	—
Secured term loans	4,008,118	—	3,741,961	56,412	22,042	187,703
Secured revolving credit facility	960,651	—	960,651	—	—
Trust preferred	100,000	—	—	—	—	100,000

Total	11,611,947	788,796	7,282,974	2,734,277	518,197	287,703
Interest Payable(1)	1,809,435	492,840	764,445	331,325	153,692	67,133
Operating Lease Obligations	53,406	6,317	12,040	9,710	19,459	5,880

Total(2)	$13,474,788	$1,287,953	$8,059,459	$3,075,312	$691,348	$360,716

Explanatory Notes:

(1)
All variable-rate debt assumes a 30-day LIBOR rate of 0.31% (the 30-day LIBOR rate at June 30, 2009).

(2)
We also have letters of credit outstanding totaling $14.4 million additional collateral for several of our investments. See "Off-Balance Sheet Transactions" below, for a discussion of certain unfunded commitments related to our lending and CTL business.

        Unsecured/Secured Credit Agreements—In March 2009, we entered into a $1.00 billion First Priority Credit Agreement with participating members of our existing bank lending group. The First Priority Credit Agreement will mature in June 2012. Borrowings bear interest at the rate of LIBOR + 2.50% per year, subject to adjustment based upon our corporate credit ratings (see Ratings Triggers below) and are collateralized by a first-priority lien on the same pool of assets collateralizing the Second Priority Secured Exchange Notes and the Second Priority Credit Agreements (see below). As of June 30, 2009, the First Priority Credit Agreement was fully drawn.

        Also in March 2009, we restructured our two unsecured revolving credit facilities by entering into two Second Priority Credit Agreements, with $1.70 billion maturing in 2011 and $950.0 million maturing in 2012, with the same lenders participating in the First Priority Credit Agreement. Such lenders' commitments under our unsecured facilities have been terminated and replaced by their commitments under the Second Priority Credit Agreements. Under these agreements, the participating lenders will have a second priority lien on the same collateral pool securing the First Priority Credit Agreement and the Second Priority Secured Exchange Notes (see below). Borrowings bear interest at the rate of LIBOR + 1.50% per year, subject to adjustment based upon our corporate credit ratings (see Ratings Triggers below). As of June 30, 2009, the two Second Priority Credit Agreements were fully drawn.

        At June 30, 2009, the total carrying value of assets pledged as collateral under the First and Second Priority Credit Agreements and the Second Priority Secured Exchange Notes was $5.72 billion. Under certain circumstances, the First and Second Priority Credit Agreements require that payments of principal and net sale proceeds received by us in respect of assets constituting collateral for our obligations under these agreements be applied toward the mandatory prepayment of loans and commitment reductions under them. We would be required to make such prepayments (i) during any time that the ratio of our EBITDA to fixed charges, as defined under the agreements, is less than 1.25 to 1.00, (ii) if, after receiving a payment of principal or net sale proceeds in respect of collateral, we have insufficient eligible assets available to pledge as replacement collateral or (iii) if, and for so long as, the aggregate principal amount of loans outstanding under the First Priority Credit Agreement exceeds $500 million at any time on or after September 30, 2010, or zero at any time on or after March 31, 2011.

        Concurrently with entering into the First and Second Priority Credit Agreements, we entered into amendments to our $2.22 billion and $1.20 billion unsecured revolving credit facilities. As of June 30, 2009, after giving effect to the amendments, outstanding balances on the unsecured credit facilities were $501.4 million, which will expire in June 2011, and $244.3 million, which will expire in June 2012. The amendments eliminated certain covenants and events of default. The unsecured revolving credit facilities may not be repaid prior to maturity while the First and Second Priority Credit Agreements remain outstanding. These facilities remain unsecured and no changes were made to the pricing terms of these facilities in connection with these amendments.

        In connection with the First and Second Priority Credit Agreements as well as the amendments of the unsecured revolving credit facilities, we paid an aggregate of $38.3 million in fees to lenders and third party costs, which are recorded in "Deferred expenses and other assets, net," on our Consolidated Balance Sheets and are being amortized to interest expense over the contractual term of the new and amended facilities.

        During the three months ended June 30, 2009, we also repaid and terminated our LIBOR-based secured revolving credit facility due September 2009.

        Unencumbered Assets/Unsecured Debt—The following table shows the ratio of unencumbered assets to unsecured debt at June 30, 2009 and December 31, 2008 (in thousands):

	As of June 30, 2009	As of December 31, 2008
Total Unencumbered Assets	$8,428,042	$13,540,138
Total Unsecured Debt(1)	$6,008,376	$10,612,225
Unencumbered Assets/Unsecured Debt	140%	128%

    Explanatory Note:

    (1)
    See Note 8 of the Notes to Consolidated Financial Statements for a more detailed description of our unsecured debt.

        Capital Markets Activity—On May 8, 2009, we completed a series of private offers in which we issued $155.3 million aggregate principal amount of our 8.00% second-priority senior secured guaranteed notes due 2011 ("2011 Notes") and $479.5 million aggregate principal amounts of our 10.0% second-priority senior secured guaranteed notes due 2014 ("2014 Notes" and together with the 2011 Notes, the "Second Priority Secured Exchange Notes") in exchange for $1.01 billion aggregate principal amount of our senior unsecured notes of various series. The Second Priority Secure Exchange Notes are collateralized by a second-priority lien on the same pool of collateral pledged under the First and Second Priority Credit Agreements consisting of loans, debt securities and the equity interests of certain of our subsidiaries that own loans and debt securities, corporate tenant leases and other assets. The indentures governing the Second Priority Secured Exchange Notes contain a number of covenants, including that we maintain collateral coverage of at least 1.3x the aggregate borrowings under the First Priority Credit Agreement, the Second Priority Credit Agreements and the Second Priority Secured Exchange Notes, see "Debt Covenants." In conjunction with the exchange, we also repurchased $12.5 million par value of our outstanding senior floating rate notes due September 2009.

        We accounted for the issuance of the 2014 Notes in exchange for various series of senior unsecured notes ("TDR Notes") as a troubled debt restructuring in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". As such, we recognized a gain on the TDR Notes to the extent that the prior carrying value exceeded the total future contractual cash payments of the 2014 Notes, consisting of both principal and interest. The issuance of the 2011 Notes in exchange for senior unsecured notes was considered a modification of the original debt resulting in adjustments to the carrying amounts for any new premiums or discounts. As a result of these transactions, including the repurchase of $12.5 million of outstanding senior floating notes due September 2009, we recognized a $108.0 million gain on early extinguishment of debt, net of closing costs of $11.8 million and recorded a deferred gain of $262.7 million which is reflected as premiums to the par value of the new debt. These premiums will be amortized over the terms of the 2011 Notes and the 2014 Notes as a reduction to interest expense. In addition, in connection with the exchange for the 2011 Notes, we incurred $4.3 million of direct costs which were recorded in "Other expense" on the Consolidated Statements of Operations.

        During the six months ended June 30, 2009, we repurchased, through open market and private transactions, $658.2 million par value of our senior unsecured notes with various maturities ranging from September 2009 to March 2016. In connection with these repurchases, we recorded an aggregate net gain on early extinguishment of debt of approximately $92.9 million and $247.3 million for the three and six months ended June 30, 2009, respectively. We may repurchase additional debt securities that we have issued from time to time in open market transactions, privately negotiated purchases or exchanges. There can be no assurance as to the timing or amount of any such repurchases or whether we will recognize gains from such repurchases.

        During the six months ended June 30, 2009, we also repaid our 4.875% senior notes due January 2009 and our LIBOR + 0.55% senior notes due March 2009.

        Other Financing Activity—In May 2009, we obtained ownership rights to a property, through an assignment of ownership interests, that was financed by a senior secured term loan funded by a third party lender and a mezzanine loan funded by us. Upon assignment, we recorded the $35.2 million non-recourse senior secured term loan with the third party lender as a debt obligation on our Consolidated Balance Sheets. The loan bears interest at LIBOR + 3.675% with a floor of 6.75% and matures in November 2010.

        During the six months ended June 30, 2009, we repaid our LIBOR + 4.50% secured term loan due September 2009.

        As of June 30, 2009, future scheduled maturities of outstanding long-term debt obligations, net are as follows (in thousands):

2009 (remaining six months)	$290,767
2010	837,356
2011	4,111,278
2012	3,620,121
2013	1,260,378
Thereafter	1,492,047

Total principal maturities	11,611,947
Unamortized debt premiums, net	214,556

Total long-term debt obligations, net	$11,826,503

        Debt Covenants—Our ability to borrow under our secured credit facilities depends on maintaining compliance with various covenants, including minimum net worth levels, as well as specified financial ratios, such as fixed charge coverage, unencumbered assets to unsecured indebtedness, and leverage ratios. In addition, we are required to maintain a minimum consolidated tangible net worth of at least $1.5 billion. As of June 30, 2009, our minimum tangible net worth was approximately $2.1 billion. Further loan loss reserves and impairment charges will adversely impact our tangible net worth. All of these covenants are maintenance covenants and, if breached could result in an acceleration of our facilities if a waiver or modification is not agreed upon with the requisite percentage of lenders. Our secured credit facilities also impose limitations on repayments, repurchases, refinancings and optional redemptions of our existing unsecured notes or secured exchange notes issued pursuant to our exchange offer, as well as limitations on repurchases of our Common Stock. For so long as we maintain our qualification as a REIT, the secured credit facilities permit us to distribute 100% of our REIT taxable income on an annual basis. We may not pay common dividends if we cease to qualify as a REIT.

        Our publicly held debt securities also contain covenants that include fixed charge coverage and unencumbered assets to unsecured indebtedness ratios. The fixed charge coverage ratio is an incurrence test. If we do not meet the fixed charge coverage ratio, our ability to incur additional indebtedness will be restricted. The unencumbered assets to unsecured indebtedness covenant is a maintenance covenant and, if breached and not cured within applicable cure periods, could result in acceleration of our publicly held debt unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. Based on our unsecured credit ratings at June 30, 2009, the financial covenants in our publicly held debt securities, including the fixed charge coverage ratio and maintenance of unencumbered assets to unsecured indebtedness ratio, are operative.

        Our secured credit facilities and our public debt securities contain cross default provisions that allow the lenders and the bondholders to declare an event of default and accelerate our indebtedness to them if we fail to pay amounts due in respect of our other recourse indebtedness in excess of specified thresholds. In addition, our secured credit facilities, unsecured credit facilities and the indentures governing our public debt securities provide that the lenders and bondholders may declare an event of default and accelerate our indebtedness to them if there is a non payment default under our other recourse indebtedness in excess of specified thresholds and, if the holders of the other indebtedness are permitted to accelerate, in the case of the secured credit facilities, or accelerate, in the case of our unsecured credit facilities and the bond indentures, the other recourse indebtedness.

        Ratings Triggers—Our First and Second Priority Secured Credit Agreements bear interest at LIBOR based rates plus an applicable margin which varies between the First Priority Credit Agreement and the Second Priority Credit Agreement and is determined based on the Company's corporate credit ratings. The interest rate on borrowings under our unsecured revolving credit facilities also varies based upon our corporate credit ratings. At June 30, 2009, our credit ratings were BB from S&P, Caa1 from Moody's and B- from Fitch. Our ability to borrow under our unsecured and revolving credit facilities is not dependent on the level of our credit ratings. Based on our current credit ratings, downgrades in our credit ratings will have no effect on our borrowing rates under these facilities.

        Hedging Activities—We have variable-rate lending assets and variable-rate debt obligations. These assets and liabilities create a natural hedge against changes in variable interest rates. This means that, as interest rates increase, we earn more on our variable-rate lending assets and pay more on our variable-rate debt obligations and, conversely, as interest rates decrease, we earn less on our variable-rate lending assets and pay less on our variable-rate debt obligations. When our variable-rate debt obligations differ significantly from our variable-rate lending assets, we utilize derivative instruments to limit the impact of changing interest rates on our net income. Our interest rate risk management policy requires that we enter into hedging transactions when it is determined, based on sensitivity models, that the impact of various increasing or decreasing interest rate scenarios could have a significant negative effect on our expected net interest income. We do not use derivative instruments for speculative purposes. The derivative instruments we use are typically in the form of interest rate swaps and interest rate caps. Interest rate swaps can effectively either convert variable-rate debt obligations to fixed-rate debt obligations or convert fixed-rate debt obligations into variable-rate debt obligations. Interest rate caps effectively limit the maximum interest rate payable on variable-rate debt obligations.

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

        The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 (in thousands):

	Asset Derivatives				Liability Derivatives
	As of June 30, 2009		As of December 31, 2008		As of June 30, 2009		As of December 31, 2008
Derivatives Not Designated as Hedging Instruments Under SFAS No. 133(1)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate caps	Other Assets	$1,110	Other Assets	$726	Other Liabilities	$(495)	Other Liabilities	$(131)
Foreign exchange contracts	Other Assets	1,676	Other Assets	2,949	Other Liabilities	(895)	Other Liabilities	—
Fair value interest rate swap	Other Assets	—	Other Assets	197	N/A	—	N/A	—

Total		$2,786		$3,872		$(1,390)		$(131)

Explanatory Note:

(1)
Pursuant to FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133").

        The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2009 (in thousands):

	For the three months ended June 30, 2009		For the six months ended June 30, 2009
Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate caps	Other expense	$383	Other expense	$19
Foreign exchange contracts	Other expense	(1,028)	Other expense	(73)

Total		$(645)		$(54)

        Foreign currency hedges—The following table presents our foreign currency derivatives outstanding as of June 30, 2009 (in thousands):

Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Sell SEK/Buy USD forward	SEK 104,228	13,463	July 2009	$(895)
Sell EUR/Buy USD forward	€5,000	7,024	September 2009	27
Buy USD/Sell INR forward	INR 486,438	10,000	November 2009	1,649

        Interest rate caps—The following table represents the notional principal amounts and fair values of interest rate caps by class (in thousands):

	As of
	June 30, 2009	December 31, 2008
Interest rate cap bought	$947,862	$947,862
Interest rate cap sold	(947,862)	(947,862)

Total interest rate caps	$—	$—

        Off-Balance Sheet Transactions—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity.

        We have certain discretionary and non-discretionary unfunded commitments related to our loans, CTLs and other lending investments that we may be required to, or choose to, fund in the future. Discretionary commitments are those under which we have sole discretion with respect to future funding. Non-discretionary commitments are those that we are generally obligated to fund at the request of the borrower or upon the occurrence of events outside of our direct control. As of June 30, 2009, we had 122 loans with unfunded commitments totaling $1.34 billion, of which $161.8 million was discretionary and $1.17 billion was non-discretionary. In addition, we had $11.3 million of non-discretionary unfunded commitments related to six existing customers in the form of tenant improvements which were negotiated between us and the customers at the commencement of the leases. Further, we had 12 strategic investments with unfunded non-discretionary commitments of $89.4 million.

        Transactions with Related Parties—We have substantial investments in a non-controlling interest of Oak Hill Advisors, L.P., Oak Hill Credit Alpha MGP, OHSF GP Partners II, LLC, Oak Hill Credit Opportunities MGP, LLC, OHSF GP Partners (Investors), LLC, OHA Finance MGP, LLC, OHA Capital Solutions MGP, LLC, OHA Strategic Credit GenPar, LLC, OHA Leveraged Loan Portfolio GenPar, LLC and Oakhill Credit Opp Fund, LP (see Note 6 to the Company's Notes to Consolidated Financial Statements for more detail). In relation to our investment in these entities, we appointed to our Board of Directors a member that holds a substantial investment in these same nine entities. As of June 30, 2009, the carrying value in these ventures was $171.4 million. We recorded equity in earnings from these investments of $4.9 million for the six months ended June 30, 2009. We have also invested directly in six funds managed by Oak Hill Advisors, L.P., which have a cumulative carrying value of $0.4 million as of June 30, 2009.

        DRIP/Stock Purchase Plans—During the six months ended June 30, 2009, we did not issue any Common Stock under the plan. During the six months ended June 30, 2008, we issued approximately 57,000 shares of Common Stock resulting in net proceeds of $1.1 million.

        Stock Repurchase Program—On March 13, 2009, our Board of Directors authorized the repurchase of up to $50 million of Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans.

        During the six months ended June 30, 2009 and 2008, we repurchased 6.3 million shares and 0.3 million shares, respectively, of our outstanding Common Stock for a cost of approximately $16.7 million and $5.2 million, respectively, at an average cost of $2.65 per share and $15.52 per share, respectively.

        As of June 30, 2009, we had $34.5 million available to repurchase Common Stock under the authorized stock repurchase program.

        Subsequent Events—We have evaluated events occurring through August 10, 2009 and did not identify any events that would require adjustment to or disclosure in our Consolidated Financial Statements.

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

        A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2008 in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our policies as of June 30, 2009.

        Recently Issued Accounting Pronouncements—For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see Note 3 of the Notes to Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        There have been no material changes in Quantitative and Qualitative Disclosures About Market Risk for the first six months of 2009 as compared to the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2008. See discussion of quantitative and qualitative disclosures about market risk under Item 7a—"Quantitative and Qualitative Disclosures about Market Risk," included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

        In April 2008, two putative class action complaints were filed in the United States District Court for the Southern District of New York naming the Company and certain of its current and former executive officers as defendants and alleging violations of the Securities Act of 1933, as amended. Both suits were purportedly filed on behalf of the same putative class of investors who purchased common stock in the Company's December 13, 2007 public offering (the "Company's Offering"). The two complaints were consolidated in a single proceeding (the "Citiline Action") on April 30, 2008.

        On November 17, 2008, Plumbers Union Local No. 12 Pension Fund and Citiline Holdings, Inc. were appointed Lead Plaintiffs to pursue the Citiline Action. Plaintiffs filed a Consolidated Amended Complaint on February 2, 2009, purportedly on behalf of a putative class of investors who purchased iStar common stock between December 6, 2007 and March 6, 2008 (the "Complaint"). The Complaint named as defendants the Company, certain of its current and former executive officers, and certain investment banks who served as underwriters in the Company's Offering. The Complaint reasserted claims for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and added claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Plaintiffs allege the defendants made certain material misstatements and omissions relating to the Company's continuing operations, including the value of the Company's loan portfolio and certain debt securities held by the Company. The Complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorneys fees, and rescission of the public offering. No class has been certified and discovery has not begun. The Company and its current and former officers filed a motion to dismiss the Complaint on April 27, 2009.

        The Company believes the Citiline Action has no merit and intends to defend itself vigorously against it.

Shareholder Letters

        In June 2009, the Company received a letter from a law firm stating that the firm represented a shareholder of the Company holding an unidentified number of shares. The letter states that the shareholder is concerned that certain officers and directors of the Company published misleading statements and made material omissions between July 2007 and March 2008 and defrauded the Company and wasted its assets by repurchasing $10 million of common stock of the Company during that period. The letter demands that the board of directors of the Company commence an independent investigation of these matters, take action to recover damages caused by the alleged misconduct and implement corporate governance reforms to prevent the recurrence of the alleged misconduct. As of the date of this report, no lawsuit has been filed by this shareholder.

        In June 2009, the Company received a letter from a law firm stating that the firm represented shareholders of the Company holding more than 329,000 shares of common and preferred stock of the Company. The letter asserts that these shareholders have suffered monetary harm arising from alleged material misrepresentations in and omissions from the Company's proxy statement relating to its 2009 annual meeting and that the officers and directors of the Company have committed breaches of fiduciary duties that have proximately caused damage to all Company shareholders. The letter purports to serve as a demand required by any and all applicable statutes should litigation commence in the future. As of the date of this report, no lawsuit has been filed by these shareholders.

        A special committee of the Company's independent directors has been established, which is reviewing the matters described in the letters.

ITEM 1A.    RISK FACTORS

        See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended June 30, 2009:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans
April 1 – April 30, 2009(1)	2,846,700	$2.81	2,846,700	$34,503,507

Explanatory Notes:

(1)
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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of the Company was held on May 27, 2009.

        1.    Election of Directors:    At the meeting, eight directors were elected for terms expiring in 2010. For each nominee, the numbers of votes cast for and withheld were as follows:

NOMINEE	FOR	WITHHELD
JAY SUGARMAN	87,691,928	2,310,835
GLENN R. AUGUST	87,964,350	2,038,413
ROBERT W. HOLMAN, JR	83,474,043	6,528,720
ROBIN JOSEPHS	83,467,719	6,535,044
JOHN G. McDONALD	87,746,773	2,255,990
GEORGE R. PUSKAR	87,953,406	2,049,357
DALE ANNE REISS	87,961,601	2,041,162
JEFFREY A. WEBER	83,493,946	6,508,817

        2.    iStar Financial Inc. 2009 Long-Term Incentive Plan:    At the meeting, the shareholders approved the proposed iStar Financial Inc. 2009 Long-Term Incentive Plan. The numbers of votes cast for and against the proposal, the number of abstentions and the number of broker non-votes were as follows:

FOR	AGAINST	ABSTAIN	NON-VOTES
37,320,211	17,512,166	279,862	34,890,524

        3.    Equity Incentive Award to Chairman and Chief Executive Officer:    At the meeting, the shareholders approved a proposed retention award in the form of performance-based restricted stock units for the Company's chairman and chief executive officer. The numbers of votes cast for and against the proposal, the number of abstentions and the number of broker non-votes were as follows:

FOR	AGAINST	ABSTAIN	NON-VOTES
34,883,525	19,904,793	323,921	34,890,524

        4.    Ratification of Independent Registered Public Accounting Firm:    Also at the meeting, the shareholders ratified the selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the year ending December 31, 2009. The number of votes cast for and against the ratification of the selection of independent registered public accounting firm and the number of abstentions were as follows:

FOR	AGAINST	ABSTAIN
89,254,907	558,054	189,802

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS

a.
Exhibits

Exhibit Number	Document Description
10.1	Registration Rights Agreement, dated May 8, 2009, by and among iStar Financial Inc., each of the Guarantors (as defined therein), Banc of America Securities LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 14, 2009).
10.2
Collateral Trust and Intercreditor Agreement, dated March 13, 2009, by and among iStar Financial Inc., iStar Tara Holdings LLC, iStar Tara LLC, each of the other Grantors (as defined therein), JPMorgan Chase Bank, N.A. and The Bank of New York Mellon Trust Company, N.A.
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSTAR FINANCIAL INC. Registrant
Date: August 10, 2009	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (Principal executive officer)
Date: August 10, 2009	/s/ JAMES D. BURNS James D. Burns Chief Financial Officer (Principal financial and accounting officer)