Form 10-Q
period 2009-09-30
ISTAR FINANCIAL INC
filed 2009-11-06
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
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

        As of October 30, 2009, there were 97,451,921 shares of common stock, $0.001 par value per share of iStar Financial Inc., ("Common Stock") outstanding.

 iStar Financial Inc.

Index to Form 10-Q

PART 1. CONSOLIDATED FINANCIAL INFORMATION

Item I.    Financial Statements

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	As of September 30, 2009	As of December 31, 2008, As Adjusted(1)
ASSETS
Loans and other lending investments, net	$8,588,020	$10,586,644
Corporate tenant lease assets, net	2,925,413	3,044,811
Other investments	391,053	447,318
Real estate held for investment, net	335,635	—
Other real estate owned	584,519	242,505
Assets held for sale	19,866	—
Cash and cash equivalents	187,090	496,537
Restricted cash	42,509	155,965
Accrued interest and operating lease income receivable, net	48,233	87,151
Deferred operating lease income receivable	120,124	116,793
Deferred expenses and other assets, net	162,132	119,024

Total assets	$13,404,594	$15,296,748

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$274,802	$354,492
Debt obligations, net	11,311,405	12,486,404

Total liabilities	11,586,207	12,840,896

Commitments and contingencies	—	—
Redeemable noncontrolling interests	7,445	9,190
Equity:
iStar Financial Inc. shareholders' equity:
Series D Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at September 30, 2009 and December 31, 2008	4	4
Series E Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,600 shares issued and outstanding at September 30, 2009 and December 31, 2008	6	6
Series F Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 4,000 shares issued and outstanding at September 30, 2009 and December 31, 2008	4	4
Series G Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 3,200 shares issued and outstanding at September 30, 2009 and December 31, 2008	3	3
Series I Preferred Stock, $0.001 par value, liquidation preference $25.00 per share, 5,000 shares issued and outstanding at September 30, 2009 and December 31, 2008	5	5
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 137,867 issued and 97,452 outstanding at September 30, 2009 and 137,352 issued and 105,457 outstanding at December 31, 2008	138	137
Additional paid-in capital	3,786,023	3,768,772
Retained earnings (deficit)	(1,887,509)	(1,240,280)
Accumulated other comprehensive income (see Note 15)	9,135	1,707
Treasury stock, at cost, $0.001 par value, 40,415 shares at September 30, 2009 and 31,895 shares at December 31, 2008	(142,996)	(121,159)

Total iStar Financial Inc. shareholders' equity	1,774,613	2,418,999
Noncontrolling interests	36,329	27,663

Total equity	1,810,942	2,446,662

Total liabilities and equity	$13,404,594	$15,296,748

Explanatory Note:

(1)
On January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 470-20-65-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)"("ASC 470-20-65-1") and FASB ASC 810-10-65-1, "Noncontrolling Interest in Consolidated Financial Statements an amendment of ARB No. 51" ("ASC 810-10-65-1"). Both new standards require retroactive application for prior periods presented (see Notes 3 and 9).

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008, As Adjusted(1)	2009	2008, As Adjusted(1)
Revenue:
Interest income	$124,701	$237,006	$444,109	$748,460
Operating lease income	76,037	77,378	229,246	229,952
Other income	9,454	22,922	20,408	88,707

Total revenue	210,192	337,306	693,763	1,067,119

Costs and expenses:
Interest expense	113,938	169,665	372,288	503,915
Operating costs—corporate tenant lease assets	5,673	5,200	17,655	14,802
Depreciation and amortization	25,298	23,760	73,004	70,876
General and administrative	27,808	37,694	105,617	124,474
Provision for loan losses	345,892	411,142	1,039,004	777,302
Impairment of other assets	17,351	88,075	60,729	145,766
Impairment of goodwill	—	—	4,186	39,092
Other expense	13,448	(972)	76,636	6,127

Total costs and expenses	549,408	734,564	1,749,119	1,682,354

Income (loss) before earnings (loss) from equity method investments and other items	(339,216)	(397,258)	(1,055,356)	(615,235)
Gain on early extinguishment of debt	91,701	68,321	446,957	69,916
Gain on sale of joint venture interest	—	—	—	280,219
Earnings (loss) from equity method investments	7,370	1,905	(11,266)	5,377

Income (loss) from continuing operations	(240,145)	(327,032)	(619,665)	(259,723)
Income (loss) from discontinued operations	(8,106)	3,194	(9,248)	19,358
Gain from discontinued operations	809	19,955	12,426	72,487

Net income (loss)	(247,442)	(303,883)	(616,487)	(167,878)
Net (income) loss attributable to noncontrolling interests	(515)	502	998	1,069
Gain on sale of joint venture interest attributable to noncontrolling interests	—	—	—	(18,560)
Gain from discontinued operations attributable to noncontrolling interests	—	—	—	(3,689)

Net income (loss) attributable to iStar Financial Inc.	(247,957)	(303,381)	(615,489)	(189,058)
Preferred dividends	(10,580)	(10,580)	(31,740)	(31,740)

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders(2)(3)(4)	$(258,537)	$(313,961)	$(647,229)	$(220,798)

Per common share data(4):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic and diluted	$(2.48)	$(2.49)	$(6.24)	$(2.27)
Net income (loss) attributable to iStar Financial Inc.:
Basic and diluted	$(2.55)	$(2.32)	$(6.21)	$(1.63)
Weighted average number of common shares—basic and diluted	98,674	133,199	101,324	133,955
Per HPU share data(2)(4):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic and diluted	$(468.33)	$(470.67)	$(1,181.53)	$(430.66)
Net income (loss) attributable to iStar Financial Inc.:
Basic and diluted	$(481.93)	$(438.47)	$(1,175.73)	$(308.73)
Weighted average number of HPU shares—basic and diluted	15	15	15	15

Explanatory Note:

(1)
On January 1, 2009, the Company adopted the provisions of ASC 470-20-65-1, ASC 810-10-65-1 and FASB ASC 260-10-65-2, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("ASC 260-10-65-2"). These new standards require retroactive application for prior periods presented (see Notes 3, 9, 11 and 14).

(2)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program (see Note 14).

(3)
Participating Security holders are Company employees and directors who hold unvested restricted stock units and common stock equivalents granted under the Company's Long Term Incentive Plans (see Notes 13 and 14).

(4)
See Note 14 for amounts attributable to iStar Financial Inc. for income (loss) from continuing operations and further details on the calculation of earnings per share.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statement of Changes in Equity

For the Nine Months Ended September 30, 2009

(In thousands)

(unaudited)

	iStar Financial Inc. Shareholders' Equity
	Series D Preferred Stock	Series E Preferred Stock	Series F Preferred Stock	Series G Preferred Stock	Series I Preferred Stock	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock at cost	Noncontrolling Interests(1)	Total Equity
Balance at December 31, 2008, As Adjusted(1)	$4	$6	$4	$3	$5	$9,800	$137	$3,731,379	$(1,232,506)	$1,707	$(121,159)	$27,663	$2,417,043
Adoption of ASC 470-20-65-1 (see Notes 3 and 9)	—	—	—	—	—	—	—	37,393	(7,774)	—	—	—	29,619

Adjusted beginning balance January 1, 2009	$4	$6	$4	$3	$5	$9,800	$137	$3,768,772	$(1,240,280)	$1,707	$(121,159)	$27,663	$2,446,662
Dividends declared—preferred	—	—	—	—	—	—	—	—	(31,740)	—	—	—	(31,740)
Repurchase of stock	—	—	—	—	—	—	—	—	—	—	(21,837)	—	(21,837)
Issuance of stock—vested restricted stock units	—	—	—	—	—	—	1	17,251	—	—	—	—	17,252
Net loss for the period(2)	—	—	—	—	—	—	—	—	(615,489)	—	—	(994)	(616,483)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	11,388	11,388
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(1,728)	(1,728)
Change in accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	7,428	—	—	7,428

Balance at September 30, 2009	$4	$6	$4	$3	$5	$9,800	$138	$3,786,023	$(1,887,509)	$9,135	$(142,996)	$36,329	$1,810,942

Explanatory Notes:

(1)
On January 1, 2009, the Company adopted the provisions of ASC 810-10-65-1. The new standard requires retroactive application for prior periods presented (see Notes 3 and 11).

(2)
For the nine months ended September 30, 2009, net loss excludes $4 of net loss attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2009	2008, As Adjusted(1)
Cash flows from operating activities:
Net income (loss)	$(616,487)	$(167,878)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Non-cash expense for stock-based compensation	17,572	17,262
Shares withheld for employee taxes on stock-based compensation arrangements	(592)	(3,379)
Impairment of goodwill	4,186	39,092
Impairment of other assets	72,247	145,766
Depreciation, depletion and amortization	74,037	79,407
Amortization of discounts/premiums and deferred financing costs on debt	(4,284)	33,304
Amortization of discounts/premiums, deferred interest and costs on lending investments	(91,596)	(155,511)
Discounts, loan fees and deferred interest received	9,605	23,974
(Income) loss from unconsolidated entities	11,266	(5,377)
Distributions from operations of unconsolidated entities	22,365	41,132
Deferred operating lease income receivable	(11,434)	(14,242)
Gain from discontinued operations	(12,426)	(72,487)
Gain on early extinguishment of debt	(446,957)	(69,916)
Gain on sale of joint venture interest	—	(280,219)
Provision for loan losses	1,039,004	777,302
Provision (benefit) for deferred taxes	(910)	3,768
Other non-cash adjustments	(3,531)	(15,607)
Note receivable from investment redemption	—	(44,228)
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	38,314	34,479
Changes in deferred expenses and other assets, net	5,584	(19,247)
Changes in accounts payable, accrued expenses and other liabilities	(6,303)	2,202

Cash flows from operating activities	99,660	349,597

Cash flows from investing activities:
New investment originations	—	(13,609)
Add-on fundings under existing loan commitments	(1,011,401)	(2,635,428)
Purchase of securities	(17,742)	—
Repayments of and principal collections on loans	606,259	1,506,023
Net proceeds from sales of loans	554,850	224,356
Net proceeds from sales of discontinued operations	58,417	469,845
Net proceeds from sales of other real estate owned	172,484	91,707
Net proceeds from sale of joint venture interest	—	416,970
Net proceeds from repayments and sales of securities	19,360	16,155
Contributions to unconsolidated entities	(21,104)	(28,445)
Distributions from unconsolidated entities	7,335	23,757
Capital improvements for build-to-suit facilities	(7,152)	(70,802)
Capital expenditures and improvements on corporate tenant lease assets	(2,102)	(17,942)
Other investing activities, net	(8,593)	(17,872)

Cash flows from investing activities	350,611	(35,285)

Cash flows from financing activities:
Borrowings under revolving credit facilities	134,423	11,286,203
Repayments under revolving credit facilities	(371,798)	(10,402,382)
Repayments under interim financing	—	(1,289,811)
Borrowings under secured term loans	1,000,000	1,307,776
Repayments under secured term loans	(312,917)	(81,272)
Borrowings under unsecured notes	—	740,506
Repayments under unsecured notes	(628,366)	(620,331)
Repurchases of unsecured notes	(588,383)	(191,858)
Contributions from/(distributions to) noncontrolling interests, net	(1,707)	(9,099)
Changes in restricted cash held in connection with debt obligations	114,408	(31,415)
Payments for deferred financing costs/proceeds from hedge settlements, net	(51,801)	(27,736)
Common dividends paid	—	(269,827)
Preferred dividends paid	(31,740)	(31,740)
Purchase of treasury stock	(21,837)	(20,015)
Other financing activities, net	—	1,654

Cash flows from financing activities	(759,718)	360,653

Changes in cash and cash equivalents	(309,447)	674,965
Cash and cash equivalents at beginning of period	496,537	104,507

Cash and cash equivalents at end of period	$187,090	$779,472

Explanatory Note:

(1)
On January 1, 2009, the Company adopted the provisions of ASC 470-20-65-1 and ASC 810-10-65-1. Both new standards require retroactive application for prior periods presented (see Notes 3 and 9).

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

        The Company's corporate tenant leasing business provides capital to corporations and other owners who control facilities leased to single creditworthy customers. The Company's net leased assets are generally mission critical headquarters or distribution facilities that are subject to long-term leases with public companies, many of which are rated corporate credits, and most of these leases provide for expenses at the facility to be paid by the corporate customer on a triple net lease basis. Corporate tenant lease, or "CTL" transactions have initial terms generally ranging from 15 to 20 years and typically range in size from $20 million to $150 million.

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

        In the opinion of management, the accompanying Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

        Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related Notes to conform to the 2009 presentation. In addition, the Company adopted three new accounting standards on January 1, 2009 which required retroactive application for presentation of prior periods' Consolidated Financial Statements (see Notes 3, 9, 11 and 14).

        Principles of Consolidation—The accompanying Consolidated Financial Statements include the accounts of the Company, its qualified REIT subsidiaries, its majority-owned and controlled partnerships, variable interest entities where it's the primary beneficiary and other entities that are consolidated (see Note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

        Certain investments in joint ventures or other entities where the Company does not have significant influence have been accounted for under the equity method or cost method (see Notes 3 and 7).

Note 3—Summary of Significant Accounting Policies

        Loans and other lending investments, net—As described in Note 4, "Loans and other lending investments, net" includes the following investments: senior mortgages, subordinate mortgages, corporate/partnership loans and other lending investments-securities. Management considers nearly all of its loans and debt securities to be held-for-investment or held-to-maturity, although a certain number of investments may be classified as held-for-sale or available-for-sale.

        Items classified as held-for-investment or held-to-maturity are reported at their outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized deferred loan costs or fees. These items also include accrued and paid-in-kind interest and accrued exit fees that the

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

Company determines are probable of being collected. Debt securities classified as available-for-sale are reported at fair value with temporary unrealized gains and losses included in "Accumulated other comprehensive income" on the Company's Consolidated Balance Sheets.

        For held-to-maturity and available-for-sale debt securities held in "Loans and other lending investments, net," management evaluates whether the asset is other-than-temporarily impaired when the fair market value is below carrying value. The Company considers (1) the length of time and the extent to which fair value has been below carrying value, (2) the intent and ability of the Company to hold the security to maturity or for available-for-sale securities, until recovery and (3) other market factors. If it is determined that an impairment exists that is other-than-temporary, the unrealized loss will be charged against earnings as an "Impairment of other assets" on the Company's Consolidated Statements of Operations.

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

        CTL assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less costs to sell and are included in "Assets held for sale" on the Company's Consolidated Balance Sheets. The difference between the estimated fair value less costs to sell and the carrying value will be recorded as an impairment charge and included in "Income from discontinued operations" on the Company's Consolidated Statements of Operations. Once an asset is classified as held for sale, depreciation expense is no longer recorded and historical operating results are reclassified to "Income from discontinued operations" on the Company's Consolidated Statements of Operations. As of September 30, 2009, there were two CTL assets with an aggregate book value of $19.9 million classified as "Assets held for sale" on the Company's Consolidated Balance Sheets.

        The Company periodically reviews long-lived assets to be held and used for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The value of a long-lived asset held for use is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of CTL assets that are not held for sale are recorded in "Impairment of other assets," on the Company's Consolidated Statements of Operations.

        The Company accounts for its acquisition of facilities by allocating the purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings, building improvements and tenant improvements is determined as if

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

these assets are vacant, that is, at replacement cost. Intangible assets may include above-market or below-market value of in-place leases and the value of customer relationships, which are each recorded at their relative fair values.

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

        Capitalized interest and project costs—The Company capitalizes pre-construction costs essential to the development of property, including development costs, construction costs, real estate taxes, insurance and interest costs incurred during the construction periods for qualified build-to-suit projects for corporate tenants. The Company ceases cost capitalization when the property becomes available for occupancy upon substantial completion of tenant improvements, but no later than one year from the completion of major construction activity. There was no capitalized interest for the three months ended September 30, 2009 and there was $0.2 million for the nine months ended September 30, 2009. Capitalized interest was $0.1 million and $2.6 million for the three and nine months ended September 30, 2008, respectively.

        Real estate held for investment, net—Real estate held for investment, net ("REHI") consists of properties acquired through foreclosure or through deed-in-lieu of foreclosure in partial or total satisfaction of non-performing loans that the Company intends to hold, operate or develop for a period of at least twelve months. REHI assets are initially recorded at their estimated fair value. The excess of the carrying value of the loan over the fair value of the property acquired is charged-off against the reserve for loan losses when title to the property is obtained. Additionally, upon acquisition of a property, tangible and intangible assets and liabilities acquired are recorded at their estimated fair values in the same manner as such items described in "Corporate tenant lease assets and depreciation" above. Subsequent to acquisition, qualified development and construction costs are capitalized. Revenues and expenses related to REHI assets are recorded as "Other income" and "Other expense," respectively, on the Company's Consolidated Statements of Operations.

        The Company considers REHI assets to be long-lived and periodically reviews them for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company measures impairments for REHI assets in the same manner as CTL assets, as described in "Corporate tenant lease assets and depreciation" above. Impairments of REHI assets are recorded in "Impairment of other assets," on the Company's Consolidated Statements of Operations. The Company may reclassify assets between OREO and REHI if management's strategy for the asset changes.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

        Other real estate owned—OREO consists of properties acquired through foreclosure or by deed-in-lieu of foreclosure in partial or total satisfaction of non-performing loans that the Company intends to market for sale in the near term. OREO is recorded at the lower of cost or estimated fair value less costs to sell. The excess of the carrying value of the loan over the fair value of the property less estimated costs to sell is charged-off against the reserve for loan losses when title to the property is obtained. Net revenues and costs of holding the property are recorded as "Other expense" in the Company's Consolidated Statements of Operations. Significant property improvements may be capitalized to the extent that the carrying value of the property does not exceed the estimated fair value less costs to sell. The gain or loss on final disposition of an OREO is recorded in "Impairment of other assets" on the Company's Consolidated Statements of Operations, and is considered income/(loss) from continuing operations as it represents the final stage of the Company's loan collection process.

        The Company reviews the recoverability of an OREO asset's carrying value when events or circumstances indicate a potential impairment of a property's value. If impairment exists, a loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property less costs to sell. These impairments are recorded in "Impairment of other assets" on the Company's Consolidated Statements of Operations.

        Equity and cost method investments—Purchased equity interests that are not publicly traded and/or do not have a readily determinable fair value are accounted for pursuant to the equity method of accounting if the Company can significantly influence the operating and financial policies of an investee. This is generally presumed to exist when ownership interest is between 20% and 50% of a corporation, or greater than 5% of a limited partnership or limited liability company. The Company's periodic share of earnings and losses in equity method investees is included in "Earnings (loss) from equity method investments" on the Consolidated Statements of Operations. When the Company's ownership position is too small to provide such influence, the cost method is used to account for the equity interest.

        For investments accounted for using the equity or cost method of accounting, management evaluates information such as budgets, business plans, and financial statements of the investee in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline in value include, but are not limited to, recurring operating losses and credit defaults. For any investments in which the estimated fair value is less than its carrying value, management will consider whether the impairment of that investment is other-than-temporary and record impairment charges as necessary in "Impairment of other assets" on the Company's Consolidated Statements of Operations.

        Cash and cash equivalents—Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

        Restricted cash—Restricted cash represents amounts required to be maintained in escrow under certain of the Company's debt obligations and OREO, leasing and derivative transactions.

        Variable interest entities—The Company identifies entities for which control is achieved though means other than through voting rights (a "variable interest entity" or "VIE"), and determines when and which business entity, if any, should consolidate the VIE. A VIE is consolidated by the primary beneficiary, which is the party that absorbs a majority of the VIE's anticipated losses and/or a majority of the expected returns. The Company determines whether it is the primary beneficiary of a VIE by first performing a

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

qualitative analysis for the VIE's expected losses and expected residual returns. This analysis includes a review of, among other factors, the VIE's capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE. Where qualitative analysis is not conclusive, the Company performs a quantitative analysis. The Company has evaluated its investments for potential classification as variable interests and determined that the Company is the primary beneficiary of the following VIE's:

        During 2008, the Company made a $49.0 million commitment to OHA Strategic Credit Fund Parallel I, LP ("OHA SCF"). OHA SCF was created to invest in distressed, stressed and undervalued loans, bonds, equities and other investments. The Fund intends to opportunistically invest capital following a period of credit market dislocation. The Company determined that OHA SCF is a VIE and that the Company is the primary beneficiary. As such, the Company consolidates this entity for financial statement purposes. However, as the entity is managed by a third party, the Company does not have control over the entity's assets and liabilities. As of September 30, 2009, OHA SCF had $33.5 million of total assets, no debt and $0.1 million of noncontrolling interest. The investments held by this entity are presented in "Other investments" on the Company's Consolidated Balance Sheets. As of September 30, 2009, the Company had a total unfunded commitment of $32.2 million related to this entity.

        During 2007, the Company made a €100.0 million commitment to Moor Park Real Estate Partners II, L.P. Incorporated ("Moor Park"). Moor Park is a third-party managed fund that was created to make investments in European real estate as a 33% investor along-side a sister fund. The Company determined that Moor Park is a VIE and that the Company is the primary beneficiary. As such, the Company consolidates this entity for financial statement purposes. However, as the entity is managed by a third party, the Company does not have control over the entity's assets and liabilities. As of September 30, 2009, Moor Park had $10.0 million of total assets, no debt and $0.1 million of noncontrolling interest. The investments held by this entity are presented in "Loans and other lending investments, net" on the Company's Consolidated Balance Sheets. As of September 30, 2009, the Company had a total unfunded commitment of €63.2 million (or $92.4 million) related to this entity.

        During 2006, the Company made an investment in Madison Deutsche Andau Holdings, LP ("Madison DA"). Madison DA was created to invest in mortgage loans secured by real estate in Europe. The Company determined that Madison DA is a VIE and that the Company is the primary beneficiary. As such, the Company consolidates Madison DA for financial statement purposes. However, as the entity is managed by a third party, the Company does not have control over the entity's assets and liabilities. As of September 30, 2009, Madison DA had $64.8 million of total assets, no debt and $9.8 million of noncontrolling interest. The investments held by this entity are presented in "Loans and other lending investments" on the Company's Consolidated Balance Sheets.

        During 2006, the Company made an investment in TN NRDC, LLC ("TN"). TN was created to invest in a strategic real estate related opportunity in Canada. The Company determined that TN was a VIE and that the Company was the primary beneficiary. As such, the Company consolidated TN for financial statement purposes through July 2008 when the Company exchanged its investment in TN for a loan receivable and discontinued consolidating the VIE.

        Identified intangible assets and goodwill—Upon the acquisition of a business, the Company records intangible assets acquired at their estimated fair values separate and apart from goodwill. The Company

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

determines whether such intangible assets have finite or indefinite lives. As of September 30, 2009, all such intangible assets acquired by the Company have finite lives. The Company amortizes finite lived intangible assets based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company determines the carrying value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in "Impairment of other assets" on the Company's Consolidated Statements of Operations.

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

        Leasing investments:    Operating lease revenue is recognized on the straight-line method of accounting, generally from the later of the date of the origination of the lease or the date of acquisition of the facility subject to existing leases. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between lease revenue recognized under this method and contractual lease payment terms is recorded as "Deferred operating lease income receivable" on the Company's Consolidated Balance Sheets.

        Reserve for loan losses—The reserve for loan losses is a valuation allowance that reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through the "Provision for loan losses" on the Company's Consolidated Statements of Operations and is decreased by charge-offs when losses are confirmed through the receipt of assets such as cash in a pre-foreclosure sale or via ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased. The reserve for loan losses includes a general, formula-based component and an asset-specific component.

        The general, formula-based reserve component covers performing loans and reserves for loan losses are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. Required reserve balances for the performing loan portfolio are derived from estimated probabilities of principal loss and loss given default severities. Estimated probabilities of principal loss and loss severities are assigned to each loan in the portfolio during the Company's quarterly internal risk rating assessment. Probabilities of principal loss and severity factors are based on industry and/or internal experience and may be adjusted for significant factors that, based on management's judgment, impact the collectability of the loans as of the balance sheet date.

        The asset-specific reserve component relates to reserves for losses on impaired loans. The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A reserve is established when the present value of payments expected to be received, observable market prices, or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) of an impaired loan is lower than the carrying value of that loan. A loan is also considered impaired if its terms are modified in a troubled debt restructuring ("TDR"). A TDR occurs when the Company grants a concession to a borrower in financial difficulty by modifying the original terms of the loan. Each of the Company's non-performing loans ("NPL's") and TDR loans are considered impaired and are evaluated individually to determine required asset-specific reserves.

        Allowance for doubtful accounts—The allowance for doubtful accounts is a valuation allowance that reflects management's estimate of losses inherent in the accrued operating lease income receivable and deferred operating lease income receivable balances as of the balance sheet date. The reserve covers asset-specific problems (e.g., tenant bankruptcy) as they arise, as well as a general, formula-based reserve based on management's evaluation of the credit risks associated with these receivables. At September 30, 2009 and December 31, 2008, the total allowance for doubtful accounts was $2.6 million and $5.3 million, respectively.

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

        For designated fair value hedges, changes in the fair value of the derivative, along with changes in the fair value of the respective hedged item are reported in earnings in "Other expense" on the Company's Consolidated Statements of Operations. The effective portion of the change in fair value of a derivative that is designated as a cash flow hedge is reported in "Accumulated other comprehensive income" on the Company's Consolidated Balance Sheets and the ineffective portion of a change in fair value of a cash flow hedge is reported in "Other expense" on the Company's Consolidated Statements of Operations. The net interest receivable or payable on the interest rate swaps is accrued and recognized as an adjustment to "Interest expense" on the Company's Consolidated Statements of Operations.

        Derivatives, such as foreign currency hedges and interest rate caps, that are not designated hedges are considered economic hedges, with changes in fair value reported in current earnings in "Other expense" on the Company's Consolidated Statements of Operations. The Company does not enter into derivatives for trading purposes.

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

        Stock-based compensation—The Company has service-based restricted stock awards which are valued based on the grant-date market value of the award and market condition-based restricted stock awards which are valued based on (a) the grant-date market value of the award for equity-based awards or (b) the period-end market value for liability-based awards. Market value for the market condition-based awards is determined using a Monte Carlo simulation model to simulate a range of possible future stock prices for the Company's Common Stock. Compensation costs related to restricted stock-based awards are recognized ratably over the applicable vesting/service period and costs are recorded in "General and administrative" on the Company's Consolidated Statements of Operations.

        Disposal of long-lived assets—The results of operations from CTL and timber assets that were sold or held for sale in the current and prior periods are classified as "Income from discontinued operations" on the Company's Consolidated Statements of Operations even though such income was actually recognized by the Company prior to the asset sale. Gains from the sale of CTL and timber assets are classified as "Gain from discontinued operations" and "Gain from discontinued operations attributable to noncontrolling interests" on the Company's Consolidated Statements of Operations.

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

        Earnings per share—The Company uses the two-class method in calculating EPS when it issues securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, the company declares dividends on its common stock. Vested HPU shares are entitled to dividends of the Company when dividends are declared. Basic earnings per share ("Basic EPS") for the Company's Common Stock and HPU shares are computed by dividing net income allocable to common shareholders and HPU holders by the weighted average number of shares of Common Stock and HPU shares outstanding for the period, respectively. Diluted earnings per share ("Diluted EPS") is calculated similarly, however, it reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

        As discussed in detail below, the Company adopted FASB ASC 260-10-65-2, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("ASC 260-10-65-2") on January 1, 2009. Under the standard, all unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are deemed a Participating Security and shall be included in the computation of earnings per share pursuant to the

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

two-class method. Accordingly, the Company's unvested restricted stock units and common stock equivalents issued under its Long-Term Incentive Plans are considered participating securities and have been included in the two-class method when calculating EPS. As required, the Company adjusted all prior-period EPS data presented to conform to the provisions of this guidance (see Note 14).

        As of September 30, 2009, the conditions for conversion related to the Company's $800.0 million convertible senior floating rate notes due 2012 ("Convertible Notes") have not been met. If the conditions for conversion are met, the Company may choose to settle in cash and/or Common Stock, however, if this occurs it is the Company's policy to settle the conversion obligation in cash. Accordingly, there was no impact on the Company's diluted earnings per share, for any of the periods presented.

New accounting standards

        In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05, "Measuring Liabilities at Fair Value" ("ASU 2009-05"), which clarifies that the quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for the liability when no adjustment to the quoted price is required. The guidance also clarifies the application of certain valuation techniques. ASU 2009-05 is effective for the first interim or annual reporting period beginning after the ASU's issuance. The Company will adopt the standard in the Consolidated Financial Statements for the year ended December 31, 2009 and does not expect this guidance to have a significant impact to the Company's current practice in measuring the fair value of liabilities.

        In June 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" ("ASC 105-10-65-1"). This guidance requires the FASB Accounting Standards Codification™ ("Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles ("GAAP"). The Codification is effective for interim and annual periods ending on or after September 15, 2009. The Company has adopted ASC 105-10-65-1 for the period ended September 30, 2009, as required, and has included references to the Codification, as appropriate, in the Consolidated Financial Statements.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS No. 167"), which eliminates the exemption for qualifying special purpose entities, creates a new approach for determining who should consolidate a variable-interest entity and requires an ongoing reassessment to determine if a Company should consolidate a variable interest entity. In addition, troubled debt restructurings will no longer be exempt from reconsideration events. The standard is effective through a cumulative-effect adjustment (with a retroactive option) at adoption and is effective for interim and annual periods beginning after November 15, 2009. The Company will adopt SFAS No. 167 on January 1, 2010, as required. As a result of implementing this new accounting standard, certain VIEs that are currently consolidated may be deconsolidated and certain VIEs that are currently not consolidated may be consolidated. The Company is currently evaluating the impact of this adoption on its Consolidated Financial Statements.

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140" ("SFAS No. 166"), which eliminates the qualifying special-purpose entity concept, creates a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and changes the de-recognition criteria for a

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

transfer to be accounted for as a sale, changes the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor and requires new disclosures. The new standard is effective prospectively for transfers of financial assets occurring in interim and annual periods beginning after November 15, 2009. The Company will adopt SFAS No. 166 on January 1, 2010, as required, and is currently evaluating the impact of this adoption on its Consolidated Financial Statements.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," ("ASC 855-10"), which moved the accounting requirements out of the auditing literature into the body of authoritative literature issued by the FASB. The guidance replaced terminology of Type 1 and Type II with "recognized" and "unrecognized" subsequent events and requires disclosure of the date through which the entity has evaluated subsequent events; whether that evaluation date is the date of issuance or the date the financial statements were available to be issued. ASC 855-10 is effective for interim or annual periods ending after June 15, 2009. The Company adopted the standard for the period ended June 30, 2009, as required. See Note 19 for additional disclosures required by the adoption of this standard.

        On April 2, 2009, the FASB issued FASB Staff Position ("FSP") FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("ASC 820-10-65-4"), which offers additional guidance for determining whether the market for a security is inactive and whether transactions in inactive markets are or are not distressed. It also enhances the guidance and illustrations for how to value securities in an inactive market. ASC 820-10-65-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the standard for the period ended June 30, 2009, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

        On April 2, 2009, the FASB issued FSPs FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("ASC 320-10-65-1"), which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity will assess the likelihood of selling the security prior to recovering its cost basis, a change from the current requirements where an entity assesses whether it has the intent and ability to hold a security to recovery. If the criteria is met to assert that an entity has the positive intent to hold and will not have to sell the security before recovery, impairment charges related to credit losses would be recognized in earnings, while impairment charges related to non-credit loss (e.g. liquidity risk) would be reflected in other comprehensive income. Upon adoption, changes in assertions may require cumulative effect adjustments to the opening balance of retained earnings. ASC 320-10-65-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the standard for the period ended June 30, 2009, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements. See Note 4 for additional disclosures required by the adoption of this standard.

        On April 2, 2009, the FASB issued FSPs FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("ASC 825-10-65-1"), which expands disclosure of fair values of financial instruments to include interim financial statements. These disclosures were previously only required in annual financial statements. ASC 825-10-65-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the standard for the period ended June 30, 2009, as required. See Note 17 for additional disclosures required by the adoption of this standard.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

        In April 2009, the FASB issued FSP FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("ASC 805-10-65-1"), which amends provisions related to the initial recognition and measurement, subsequent measurement and disclosures of assets and liabilities arising from contingencies in a business combination. The amendment carries forward the requirements for acquired contingencies under ASC 805, "Business Combinations," which recognizes contingencies at fair value on the acquisition date, if fair value can be reasonably estimated during the allocation period. In addition, the amendment eliminates the requirement to disclose an estimate of the range of outcomes for recognized contingencies at the acquisition date. This guidance is effective for all business combinations on or after January 1, 2009. The Company adopted ASC 805-10 to 30 on January 1, 2009, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

        In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("ASC 260-10-65-2"). This guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method. Under this guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements) to conform to the provisions of this FSP. The Company adopted this standard on January 1, 2009, as required. See Note 14 for further details on the impact of the adoption of this Staff Position.

        In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)" ("ASC 470-20-65-1"). This guidance requires the initial proceeds from convertible debt that may be settled in cash be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer's conventional non-convertible debt borrowing rate at the date of issuance. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The provisions of this guidance will be applied retrospectively to all periods presented for fiscal years beginning after December 31, 2008. The adoption of ASC 470-20-65-1 on January 1, 2009 resulted in a reduction of the carrying value of the debt and an increase to additional paid-in capital (or equity) of $37.4 million, representing the conversion feature. In addition, beginning retained earnings was reduced by $7.8 million representing additional accretion of the new debt discount using the effective interest method of non-cash interest expense from inception to adoption. The Consolidated Statements of Operations for the three and nine months ended September 30, 2008 were retroactively adjusted to include an additional $1.6 million and $4.8 million, respectively, of interest expense from the adoption of the guidance. See Notes 9 and 14 for further details on the impact of the adoption of this guidance.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

        In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("ASC 350-30-65-1"). This guidance will remove the requirement for an entity to consider whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset when determining the useful life of an acquired intangible asset. The standard replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. This guidance is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was prohibited. The Company adopted this guidance on January 1, 2009, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("ASC 815-10-65-1"). This guidance requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that the Company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows are required. This guidance is effective for fiscal years and interim periods beginning after November 15, 2008 and does not require comparative period disclosures in the year of adoption. The Company adopted ASC 815-10-65-1 on January 1, 2009, as required. See Note 12 for the disclosures required by the adoption of this standard.

        In February 2008, the FASB issued FSP FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions" ("ASC 860-10-65-1"). This guidance addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. It includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. ASC 860-10-65-1 became effective for fiscal years beginning after November 15, 2008 and applies only to original transfers made after that date; early adoption was not allowed. The Company adopted this guidance on January 1, 2009, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

        In February 2008, the FASB issued FSP 157-2, "Effective Date of FASB Statement No. 157" ("ASC 820-10-65-1"). This guidance provided a one-year deferral of the effective date of fair value measurements and disclosures for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The Company adopted the provisions of ASC 820-10-65-1 on January 1, 2009, as required, and made the required fair value disclosures for non-recurring non-financial assets and non-financial liabilities (see Note 17).

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("ASC 805-10-65-1"). ASC 805-10-65-1 expands the definition of transactions and events that qualify as business combinations, requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter are reflected in revenue, not goodwill;

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

changes the recognition timing for restructuring costs, and requires acquisition costs to be expensed as incurred. Adoption of this guidance is required for combinations made in annual reporting periods on or after December 15, 2008. Early adoption and retroactive application of ASC 805-10-65-1 to fiscal years preceding the effective date are not permitted. The Company adopted this guidance on January 1, 2009, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements an amendment of ARB No. 51" ("ASC 810-10-65-1"). This guidance re-characterizes minority interests in consolidated subsidiaries as noncontrolling interests and requires the classification of minority interests as a component of equity. Under this guidance, a change in control is measured at fair value, with any gain or loss recognized in earnings. The effective date for this guidance is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of ASC 810-10-65-1 to fiscal years preceding the effective date are not permitted. The Company adopted this standard on January 1, 2009, as required, and reclassified the carrying value of certain noncontrolling interests (previously referred to as minority interests) from the mezzanine section of the balance sheet to equity. Net income on the Consolidated Statements of Operations includes the operating results of both the Company and its related noncontrolling interest holders. In accordance with ASC 480-10, "Distinguishing Liabilities and Equity," subsidiaries where the noncontrolling interest holder has certain redemption rights have been classified as "Redeemable noncontrolling interests" on the Consolidated Balance Sheets and their related operating income or loss have been included in "Net (income) loss attributable to noncontrolling interests" on the Consolidated Statements of Operations. See Note 11 for additional disclosures required by the adoption of this standard.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net

        The following is a summary description of the Company's loans and other lending investments ($ in thousands)(1):

				Carrying Value as of
Type of Investment	Underlying Property Type	# of Borrowers In Class	Principal Balances Outstanding	September 30, 2009	December 31, 2008	Effective Maturity Dates	Contractual Interest Payment Rates(2)	Contractual Interest Accrual Rates(2)
Senior Mortgages(3)(4)(5)(6)	Apartment, Residential/Retail/Land/ Industrial, R&D/Mixed Use, Mixed Collateral/ Office/Hotel/Entertainment, Leisure/Other	207	$8,325,651	$8,243,387	$9,261,424	2009 to 2026	Fixed: 5.0% to 20% Variable: LIBOR + 2% to LIBOR + 8.75%	Fixed: 5.71% to 20% Variable: LIBOR + 2% to LIBOR + 8.75%
Subordinate Mortgages(3)(4)(5)(6)	Apartment, Residential/Retail/Land/ Mixed Use, Mixed Collateral/Office/Hotel/ Entertainment, Leisure/Other	22	520,263	518,512	589,414	2009 to 2018	Fixed: 7.32% to 10.5% Variable: LIBOR + 2.85% to LIBOR + 11.5%	Fixed: 7.32% to 15% Variable: LIBOR + 2.85% to LIBOR + 11.5%
Corporate/Partnership Loans(3)(4)(5)(6)	Apartment, Residential/Retail/Land/ Mixed Use, Mixed Collateral/Office/Hotel/ Other	27	1,066,944	1,049,566	1,435,941	2009 to 2046	Fixed: 4.5% to 15% Variable: LIBOR + 2.15% to LIBOR + 7%	Fixed: 8.5% to 20% Variable: LIBOR + 2.15% to LIBOR + 14%

Total Loans				9,811,465	11,286,779
Reserve for Loan Losses				(1,491,153)	(976,788)

Total Loans, net				8,320,312	10,309,991
Other Lending Investments—Securities(3)	Retail/Industrial, R&D/ Entertainment, Leisure/Other	5	281,280	267,708	276,653	2012 to 2023	Fixed: 6% to 9.25%	Fixed: 6% to 9.25%
Total Loans and other lending investments, net				$8,588,020	$10,586,644

Explanatory Notes:

(1)
Details (other than carrying values) are for loans outstanding as of September 30, 2009. Differences between principal and carrying value relate to unamortized deferred fees on performing loans and impairments on securities.

(2)
Substantially all variable-rate loans are based on either 30-day LIBOR and reprice monthly or six-month LIBOR and reprice semi-annually. The 30-day LIBOR and six-month LIBOR rates on September 30, 2009 were 0.25% and 0.63%, respectively.

(3)
Certain loans require fixed payments of principal resulting in partial principal amortization over the term of the loan with the remaining principal due at maturity.

(4)
As of September 30, 2009, 85 loans with a combined carrying value of $4.03 billion are on non-accrual status. As of December 31, 2008, 68 loans with a combined carrying value of $3.11 billion were on non-accrual status.

(5)
As of September 30, 2009, 24 loans with a combined carrying value of $996.2 million have a stated accrual rate that exceeds the stated pay rate. Of these, 14 loans with a combined carrying value of $662.1 million have stated accrual rates of up to 20%, however, no interest is due until their scheduled maturities ranging from 2009 to 2017. One Corporate/Partnership loan, with a carrying value of $57.6 million, has a stated accrual rate of 7.15% and no interest is due until its scheduled maturity in 2046.

(6)
As of September 30, 2009, balances include foreign denominated loans with combined carrying values of £135.2 million, €179.8 million, CAD 58.9 million and SEK 101.6 million that have been converted to $548.7 million based on exchange rates in effect at September 30, 2009.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

        During the nine months ended September 30, 2009, the Company funded $1.01 billion under existing loan commitments and received gross principal repayments of $1.31 billion, a portion of which was allocable to the Fremont Participation (as defined below). During the nine months ended September 30, 2008, the Company funded $2.64 billion under existing loan commitments, originated or acquired an aggregate of $11.6 million in loans and other lending investments and received gross principal repayments of $3.05 billion, a portion of which was allocable to the Fremont Participation.

        During the three and nine months ended September 30, 2009, the Company sold loans for net proceeds of $182.4 million and $594.7 million, respectively, for which it recognized charge-offs of $41.2 million and $133.3 million, respectively. During the three and nine months ended September 30, 2008, the Company sold loans for net proceeds of $45.3 million and $224.4 million, respectively, for which it recognized charge-offs of $13.5 million for both periods.

        Reserve for loan losses—Changes in the Company's reserve for loan losses were as follows (in thousands):

Reserve for loan losses, December 31, 2007	$217,910
Provision for loan losses	1,029,322
Charge-offs	(270,444)

Reserve for loan losses, December 31, 2008	976,788
Provision for loan losses	1,039,004
Charge-offs	(524,639)

Reserve for loan losses, September 30, 2009	$1,491,153

        As of September 30, 2009 and December 31, 2008, the Company identified loans with carrying values of $4.50 billion and $3.37 billion, respectively, and Managed Loan Values (as defined below) of $4.90 billion and $3.78 billion, respectively, that were impaired (see Note 3). As of September 30, 2009, the Company determined that impaired loans with a Managed Loan Value of $4.08 billion required specific reserves totaling $1.31 billion and that the remaining impaired loans did not require any specific reserves. The total reserve for loan losses at September 30, 2009 and December 31, 2008, included asset specific reserves of $1.31 billion and $799.6 million, respectively, and general reserves of $184.9 million and $177.2 million, respectively (see Note 3).

        The average Managed Loan Value of total impaired loans was approximately $4.43 billion and $1.56 billion during the nine months ended September 30, 2009 and 2008, respectively. The Company recorded interest income on cash payments from impaired loans of $3.8 million and $9.9 million for the three and nine months ended September 30, 2009, respectively, and $2.1 million and $4.2 million for the three and nine months ended September 30, 2008, respectively.

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

        Securities—As of September 30, 2009, Other lending investments-securities included available-for-sale debt securities with an amortized cost basis of $3.8 million and a fair value of $11.0 million resulting in a gross unrealized gain of $7.2 million recorded in "Accumulated other comprehensive income" on the Company's Consolidated Balance Sheets. During the nine months ended September 30, 2009, the Company sold available-for-sale securities with a cumulative carrying value of $7.2 million, for which it recorded a net realized gain of $0.5 million in "Other income" on the Company's Consolidated Statements of Operations.

        In addition, as of September 30, 2009, Other lending investments-securities included held-to-maturity debt securities with an amortized cost basis and net carrying value of $254.2 million.

        During the three and nine months ended September 30, 2009, the Company determined that unrealized losses on certain held-to-maturity and available-for-sale debt securities were other-than-temporary and recorded impairment charges totaling $2.2 million and $11.7 million, respectively. During the three and nine months ended September 30, 2008, the Company recorded impairment charges on held-to-maturity and available-for-sale debt securities totaling $21.9 million and $61.9 million, respectively. There are no other-than-temporary impairments recorded in "Accumulated other comprehensive income" on the Company's Consolidated Balance Sheets as of September 30, 2009.

        As of September 30, 2009, $220.5 million of held-to-maturity securities mature in one to five years and $33.7 million of held-to-maturity securities and $11.0 million of available-for-sale securities mature in five to ten years.

        Loans acquired with deteriorated credit quality—The Company holds certain loans initially acquired at a discount, for which it was probable, at acquisition, that all contractually required payments would not be received. As of September 30, 2009 and December 31, 2008, these loans had cumulative principal balances of $164.5 million and $208.8 million, respectively, and cumulative carrying values of $144.2 million and $175.1 million, respectively. The Company does not have a reasonable expectation about the timing and amount of cash flows expected to be collected on these loans and is recognizing income when cash is received or applying cash to reduce the carrying value of the loans. The majority of these loans were acquired in the acquisition of Fremont CRE.

        Fremont Participation—On July 2, 2007, the Company sold a $4.20 billion participation interest ("Fremont Participation") in the $6.27 billion Fremont CRE portfolio. Under the terms of the participation, the Company pays 70% of all principal collected from the Fremont CRE portfolio, including principal collected from amounts funded on the loans subsequent to the acquisition of the portfolio and proceeds received from asset sales, until the participation is fully repaid. The Fremont CRE participation pays floating interest at LIBOR + 1.50%.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

        Changes in the outstanding Fremont CRE participation balance were as follows (in thousands):

Loan participation, December 31, 2008	$1,297,944
Principal repayments(1)	(625,050)

Loan participation, September 30, 2009	$672,894

Explanatory Note:

(1)
Includes $60.2 million of principal repayments and proceeds from asset sales received by the Company as of September 30, 2009 that had not yet been remitted to the Fremont Participation holder and are reflected as a payable in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets.

        Unfunded commitments—As of September 30, 2009, the Company had 98 loans with unfunded commitments totaling $1.03 billion, of which $126.6 million were discretionary and $902.8 million were non-discretionary. Unfunded loan commitments are primarily related to construction loans.

        Encumbered loans—As of September 30, 2009, loans and other lending investments with a carrying value of $4.51 billion were pledged as collateral under the Company's secured indebtedness. As of December 31, 2008, loans and other lending investments with a cumulative carrying value of $1.18 billion were pledged as collateral for the Company's secured indebtedness (see Note 9).

Note 5—Real estate held for investment, net and Other real estate owned

        During the nine months ended September 30, 2009, the Company received title to properties in satisfaction of non-performing mortgage loans with a carrying value of $1.20 billion, for which the properties had served as collateral, and recorded charge-offs totaling $362.6 million, related to these loans. Of this total, the Company recorded properties with a carrying value of $200.5 million to REHI and $639.1 million to OREO based on management's strategy to either hold the properties over a longer period or to market them for sale (see Note 3). In addition, during the quarter ended September 30, 2009, the Company reclassified $136.5 million of assets previously recorded as OREO into REHI.

        Real estate held for investment, net—REHI consisted of the following (in thousands):

	As of September 30, 2009	As of December 31, 2008
Land held for investment and development	$227,860	$—
Other operating properties	109,381	—
Less: accumulated depreciation and amortization	(1,606)	—

Real estate held for investment, net	$335,635	$—

        The Company recorded operating income of $3.0 million and operating expenses of $5.0 million related to REHI for both of the three and nine months ended September 30, 2009.

        Other real estate owned—During the nine months ended September 30, 2009 and 2008, the Company sold OREO assets for net proceeds of $172.5 million and $103.2 million, respectively. Capital expenditures

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 5—Real estate held for investment, net and Other real estate owned (Continued)

related to OREO assets totaled $7.4 million and $14.1 million during the nine months ended September 30, 2009 and 2008, respectively.

        As a result of changing market conditions, the Company recorded impairment charges to OREO properties totaling $8.0 million and $36.9 million for the three and nine months ended September 30, 2009, respectively, and $36.2 million for both the three and nine months ended September 30, 2008. In addition, the Company recorded expense related to holding costs for OREO properties of $7.2 million and $20.7 million during the three and nine months ended September 30, 2009, respectively, and $1.2 million and $8.4 million during the three and nine months ended September 30, 2008, respectively.

        Encumbered OREO and REHI assets—As of September 30, 2009, OREO assets with a carrying value of $141.7 million and REHI assets with a carrying value of $20.1 million were pledged as collateral for the Company's secured indebtedness (see Note 9).

Note 6—Corporate Tenant Lease Assets, net

        The Company's investments in CTL assets, at cost, were as follows (in thousands):

	As of September 30, 2009	As of December 31, 2008
Facilities and improvements	$2,760,186	$2,828,747
Land and land improvements	661,737	669,320
Less: accumulated depreciation	(496,510)	(453,256)

Corporate tenant lease assets, net	$2,925,413	$3,044,811

        During the three and nine months ended September 30, 2009, the Company disposed of CTL assets for net proceeds of $22.0 million and $58.4 million, respectively, which resulted in net gains of $0.8 million and $12.4 million, respectively. During the three and nine months ended September 30, 2008, the Company disposed of CTL assets for net proceeds of $63.8 million and $317.1 million, respectively, which resulted in gains of $20.1 million and $45.5 million, respectively.

        Under certain leases, the Company is entitled to receive additional participating lease payments to the extent gross revenues of the corporate customer exceed a base amount. The Company earned an additional $0.1 million in participating lease payments on such leases during the nine months ended September 30, 2009 and earned $1.5 million for the nine months ended September 30, 2008. The Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements were $9.5 million and $28.3 million for the three and nine months ended September 30, 2009, respectively, and $9.9 million and $29.2 million for the three and nine months ended September 30, 2008, respectively. Customer expense reimbursements are included as a reduction of "Operating costs—corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

        Unfunded commitments—As of September 30, 2009, the Company had $13.1 million of non-discretionary unfunded commitments related to seven existing customers in the form of tenant

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 6—Corporate Tenant Lease Assets, net (Continued)

improvements which were negotiated between the Company and the customers at the commencement of the leases.

        Encumbered CTL assets—As of September 30, 2009 and December 31, 2008, CTL assets with a net book value of $2.60 billion and $1.52 billion, respectively, were encumbered with mortgages or pledged as collateral for the Company's debt (see Note 9 for further detail).

Note 7—Other Investments

        Other investments consist of the following items (in thousands):

	As of September 30, 2009	As of December 31, 2008
Equity method investments	$307,930	$326,248
CTL in-place lease intangibles, net(1)	51,078	58,499
Marketable securities at fair value	25,706	8,083
Cost method investments	6,339	54,488

Other investments	$391,053	$447,318

Explanatory Note:

(1)
Accumulated amortization on CTL intangibles was $30.7 million and $24.1 million as of September 30, 2009 and December 31, 2008, respectively.

Equity method investments

        Oak Hill—As of September 30, 2009, the Company owned 47.5% interests in Oak Hill Advisors, L.P., Oak Hill Credit Alpha MGP, LLC, Oak Hill Credit Opportunities MGP, LLC, OHA Finance MGP, LLC, OHA Capital Solutions MGP, LLC, OHA Strategic Credit Fund, LLC, OHA Leveraged Loan Portfolio GenPar, LLC, Oak Hill Credit OPP Fund, LP, OHA Structured Products MGP, LLC, and 48.1% interests in OHSF GP Partners II, LLC and OHSF GP Partners (Investors), LLC, (collectively, "Oak Hill"). Oak Hill engages in investment and asset management services. The Company has determined that all of these entities are variable interest entities and that an external member is the primary beneficiary. As such, the Company accounts for these ventures under the equity method. Upon acquisition of the original interests in Oak Hill, there was a difference between the Company's book value of the equity investments and the underlying equity in the net assets of Oak Hill of $200.2 million. The Company allocated this value to identifiable intangible assets of $81.8 million and goodwill of $118.4 million. The unamortized balance related to intangible assets for these investments was $46.8 million and $51.2 million as of September 30, 2009 and December 31, 2008, respectively. The Company's carrying value in Oak Hill was $171.8 million and $181.3 million at September 30, 2009 and December 31, 2008, respectively. The Company recognized equity in earnings from these entities of $3.8 million and $8.7 million for the three and nine months ended September 30, 2009, respectively, and $3.0 million and $10.8 million for the three and nine months ended September 30, 2008, respectively.

        Madison Funds—As of September 30, 2009, the Company owned a 29.52% interest in Madison International Real Estate Fund II, LP, a 32.92% interest in Madison International Real Estate Fund III, LP

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Other Investments (Continued)

and a 29.52% interest in Madison GP1 Investors, LP (collectively, the "Madison Funds"). The Madison Funds invest in illiquid ownership positions of entities that own real estate assets. The Company's carrying value in the Madison Funds was $65.7 million and $60.4 million at September 30, 2009 and December 31, 2008, respectively. The Company recognized equity in earnings (losses) from the Madison Funds of $0.2 million and ($7.4) million for the three and nine months ended September 30, 2009, respectively, and ($0.4) million and ($1.9) million for the three and nine months ended September 30, 2008, respectively.

        Other equity method investments—The Company also had smaller investments in several other entities that were accounted for under the equity method where the Company has ownership interests up to 50.0%. The Company's aggregate carrying value in these investments was $70.4 million and $84.5 million as of September 30, 2009 and December 31, 2008, respectively. During the nine months ended September 30, 2009, the Company recognized a $4.7 million impairment charge related to these assets. The Company recognized equity in earnings (losses) of $3.4 million and ($12.6) million for the three and nine months ended September 30, 2009, respectively, and ($0.7) million and ($3.5) million for the three and nine months ended September 30, 2008, respectively.

        During the nine months ended September 30, 2009, the Company recorded a non-cash out-of-period charge of $9.4 million to recognize additional losses from an equity method investment as a result of additional depreciation expense that should have been recorded at the equity method entity. This adjustment was recorded as a reduction to "Other investments" on the Company's Consolidated Balance Sheets and a decrease to "Earnings (loss) from equity method investments," on the Company's Consolidated Statements of Operations. The Company concluded that the amount of losses that should have been recorded in periods beginning in July 2007 were not material to any of its previously issued financial statements. The Company also concluded that the cumulative out-of-period charge was not material to the quarter or estimated fiscal year in which it was recorded. As such, the charge was recorded in the Company's Consolidated Statements of Operations for the nine months ended September 30, 2009, rather than restating prior periods.

        TimberStar Southwest—Prior to selling its interest, the Company owned a 46.7% interest in TimberStar Southwest Holdco LLC ("TimberStar Southwest"), through its majority owned subsidiary TimberStar. The Company accounted for this investment under the equity method due to the venture's external partners having certain participating rights giving them shared control. In April 2008, the Company closed on the sale of TimberStar Southwest for a gross sales price of $1.71 billion, including the assumption of debt. The Company received net proceeds of $417.0 million for its interest in the venture and recorded a gain of $280.2 million, which includes $18.6 million attributable to noncontrolling interests. The amounts were recorded in "Gain on sale of joint venture interest" and "Gain on sale of joint venture interest attributable to noncontrolling interests" on the Company's Consolidated Statements of Operations.

        Unfunded commitments—As of September 30, 2009, the Company had $48.5 million of non-discretionary unfunded commitments related to ten equity method investments.

CTL in-place lease intangible assets, net

        As of September 30, 2009 and December 31, 2008, the Company had $51.1 million and $58.5 million, respectively, of unamortized finite lived intangible assets primarily related to the acquisition of prior CTL

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Other Investments (Continued)

facilities. The total amortization expense for these intangible assets was $2.0 million and $6.9 million for the three and nine months ended September 30, 2009, respectively, and $2.8 million and $7.9 million for the three and nine months ended September 30, 2008, respectively.

Marketable securities at fair value

        As of September 30, 2009, marketable securities included trading securities with a fair market value of $25.3 million. Trading securities are recorded at their fair market value with gains and losses included in "Other income" on the Company's Consolidated Statements of Operations. For the three and nine months ended September 30, 2009, the Company recognized gains of $5.6 million and $13.0 million, respectively, from trading securities.

Cost method investments

        The Company has investments in several real estate related funds or other strategic investment opportunities within niche markets that are accounted for under the cost method and had cumulative carrying values of $6.3 million and $54.5 million as of September 30, 2009 and December 31, 2008, respectively.

        During the three and nine months ended September 30, 2009, the Company determined that unrealized losses on certain of its cost method investments were other-than-temporary and recorded impairment charges of $7.1 million and $7.5 million, respectively. During the three and nine months ended September 30, 2008, the Company recorded impairment charges of $30.0 million and $35.2 million, respectively, on cost method investments with other-than-temporary losses.

        During the nine months ended September 30, 2008, the Company redeemed its interest in a profits participation that was originally received as part of a prior lending investment and carried as a cost method investment prior to redemption. As a result of the transaction, the Company received cash of $44.2 million and recorded an equal amount of income in "Other income" on the Company's Consolidated Statements of Operations.

        Unfunded commitments—As of September 30, 2009, the Company had $9.3 million of non-discretionary unfunded commitments related to three cost method investments.

Timber and timberlands

        On June 30, 2008, the Company closed on the sale of its Maine timber property for net proceeds of $152.7 million, resulting in a total gain of $27.0 million, which includes $3.7 million attributable to noncontrolling interests. These gains are included in "Gain from discontinued operations" and "Gain from discontinued operations attributable to noncontrolling interests" on the Company's Consolidated Statements of Operations. The Company reflected net income from the operations of its Maine timber property of $2.4 million in "Income (loss) from discontinued operations" for the nine months ended September 30, 2008.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Other Assets and Other Liabilities

        Deferred expenses and other assets, net, consist of the following items (in thousands):

	As of September 30, 2009	As of December 31, 2008
Deferred financing fees, net(1)	$47,345	$25,387
Receivables due from asset sales	39,821	—
Other receivables	19,663	29,036
Corporate furniture, fixtures and equipment, net(2)	15,180	16,640
Leasing costs, net(3)	14,706	16,072
Deferred tax assets	2,830	1,415
Derivative assets	2,385	3,872
Other assets	20,202	26,602

Deferred expenses and other assets, net	$162,132	$119,024

Explanatory Notes:

(1)
Accumulated amortization on deferred financing fees were $24.9 million and $24.1 million as of September 30, 2009 and December 31, 2008, respectively.

(2)
Accumulated depreciation on corporate furniture, fixture and equipment were $8.7 million and $7.2 million as of September 30, 2009 and December 31, 2008, respectively.

(3)
Accumulated amortization on leasing costs were $10.6 million and $8.7 million as of September 30, 2009 and December 31, 2008, respectively.

        Accounts payable, accrued expenses and other liabilities consist of the following items (in thousands):

	As of September 30, 2009	As of December 31, 2008
Accrued interest payable	$91,698	$87,057
Fremont Participation payable (see Note 4)	61,301	141,717
Accrued expenses	30,955	41,745
Security deposits from customers	16,537	17,550
Unearned operating lease income	16,263	21,659
Lease settlement liability	10,595	—
Property taxes payable	8,717	6,900
Deferred tax liabilities	7,405	5,187
Other liabilities	31,331	32,677

Accounts payable, accrued expenses and other liabilities	$274,802	$354,492

        As a result of the Company's decision to remain in its current space that is leased through 2021, the Company entered into a settlement agreement with its landlord regarding a long-term lease for new headquarters space dated May 22, 2007 (as amended and restated, the "Lease"). Under the settlement, the Company agreed to pay the landlord a $42.4 million settlement payment over a period of six months in order to settle all disputes between the Company and the landlord relating to the Lease and the landlord agreed among other things, to terminate the Lease. For the nine months ended September 30, 2009, the Company recognized a $42.4 million lease termination expense in "Other expense" on the Company's Consolidated Statements of Operations.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net

        As of September 30, 2009 and December 31, 2008, the Company had debt obligations under various arrangements with financial institutions as follows (in thousands):

	Carrying Value as of
	September 30, 2009	December 31, 2008, As Adjusted(1)	Stated Interest Rates(2)	Scheduled Maturity Date
Secured revolving credit facilities:
Line of credit	$—	$306,867	—	—
Line of credit(3)	626,948	—	LIBOR + 1.50%(4)	June 2011
Line of credit	334,180	—	LIBOR + 1.50%(4)	June 2012
Unsecured revolving credit facilities:
Line of credit(5)	504,534	2,122,904	LIBOR + 0.85%(4)	June 2011
Line of credit(6)	244,028	1,158,369	LIBOR + 0.85%(4)	June 2012

Total revolving credit facilities	1,709,690	3,588,140
Secured term loans:
Collateralized by investments in corporate debt	—	300,000	—	—
Collateralized by CTLs	947,862	947,862	Greater of 6.25% or LIBOR + 3.40%	April 2011
Collateralized by loans, CTLs, REHI and OREO	1,055,000	—	LIBOR + 1.50%(4)	June 2011
Collateralized by loans, CTLs, REHI and OREO(7)	620,748	—	LIBOR + 1.50%(4)	June 2012
Collateralized by loans, CTLs, REHI and OREO	1,000,000	—	LIBOR + 2.50%	June 2012
Collateralized by CTLs	114,836	117,371	11.438%	December 2020
Collateralized by CTLs and OREO	265,937	241,094	LIBOR + 1.65% 6.4%—8.4%	Various through 2029

Total secured term loans	4,004,383	1,606,327
Secured notes:
8.0% senior notes	155,253	—	8.0%	March 2011
10.0% senior notes	479,548	—	10.0%	June 2014

Total secured notes	634,801	—
Unsecured notes:
4.875% senior notes	—	249,627	—	—
LIBOR + 0.55% senior notes	—	176,550	—	—
LIBOR + 0.34% senior notes	—	465,000	—	—
LIBOR + 0.35% senior notes	291,040	480,000	LIBOR + 0.35%	March 2010
5.375% senior notes	168,989	245,000	5.375%	April 2010
6.0% senior notes	282,086	334,820	6.0%	December 2010
5.80% senior notes	197,890	239,500	5.80%	March 2011
5.125% senior notes	190,608	241,150	5.125%	April 2011
5.650% senior notes	309,757	461,595	5.650%	September 2011
5.15% senior notes	434,996	603,768	5.15%	March 2012
5.500% senior notes	146,470	230,700	5.500%	June 2012
LIBOR + 0.50% senior convertible notes	787,750	787,750	LIBOR + 0.50%	October 2012
8.625% senior notes	575,701	697,293	8.625%	June 2013
5.95% senior notes	479,500	795,227	5.95%	October 2013
6.5% senior notes	94,635	128,715	6.5%	December 2013
5.70% senior notes	206,601	295,099	5.70%	March 2014
6.05% senior notes	105,765	201,880	6.05%	April 2015
5.875% senior notes	290,668	407,748	5.875%	March 2016
5.850% senior notes	99,722	189,530	5.850%	March 2017

Total unsecured notes	4,662,178	7,230,952
Other debt obligations	100,000	100,000	LIBOR + 1.5%	October 2035

Total debt obligations	11,111,052	12,525,419
Debt premiums/(discounts), net(1)(8)	200,353	(39,015)

Total debt obligations, net	$11,311,405	$12,486,404

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net (Continued)

Explanatory Notes:

(1)
On January 1, 2009, the Company adopted the provisions of ASC 470-20-65-1. The standard requires retroactive application for prior periods presented (see Note 3 and below).

(2)
All interest rates are for debt outstanding as of September 30, 2009. Some variable-rate debt obligations are based on 30-day LIBOR and reprice monthly. The 30-day LIBOR rate on September 30, 2009 was 0.25%. Foreign variable-rate debt obligations are based on 30-day UK LIBOR for British pound borrowing, 30-day EURIBOR for euro borrowing and 30-day Canadian LIBOR for Canadian dollar borrowing. The 30-day UK LIBOR, EURIBOR and Canadian LIBOR rates on September 30, 2009 were 0.50%, 0.44% and 0.40%, respectively. Other variable-rate debt obligations are based on 90-day LIBOR and reprice every three months. The 90-day LIBOR rate on September 30, 2009 was 0.29%.

(3)
As of September 30, 2009, included foreign borrowings of £16.9 million and €66.0 million. Amounts in the table have been converted to U.S. dollars based on exchange rates in effect at September 30, 2009.

(4)
These revolving and term loan commitments have an annual commitment fee of 0.20%.

(5)
As of September 30, 2009, included foreign borrowings of £14.0 million, €31.4 million, and CAD 7.5 million. Amounts in the table have been converted to U.S. dollars based on exchange rates in effect at September 30, 2009.

(6)
As of September 30, 2009, included foreign borrowings of £11.0 million and CAD 3.1 million. Amounts in the table have been converted to U.S. dollars based on exchange rates in effect at September 30, 2009.

(7)
As of September 30, 2009, included foreign borrowings of £86.0 million, €68.0 million, and CAD 46.9 million. Amounts in the table have been converted to U.S. dollars based on exchange rates in effect at September 30, 2009.

(8)
As of September 30, 2009, includes debt premiums related to secured senior notes of $234.5 million, a debt discount related to unsecured convertible notes of $35.3 million, as well as other premiums and discounts on other debt obligations.

        As discussed in Note 3, the Company adopted the provisions of ASC 470-20-65-1 on January 1, 2009, as required. ASC 470-20-65-1 requires the Company to account for proceeds from the issuance of convertible notes separately between the liability component and the conversion option (or the equity component). This standard is applicable to the Company's $800.0 million aggregate principal amount of convertible senior floating rate notes due October 2012 ("Convertible Notes"). The Convertible Notes are convertible at the option of the holders, into 22.2 shares per $1,000 principal amount of Convertible Notes, on or after August 15, 2012, or prior to that date if (1) the price of the Company's Common Stock trades above 130% of the conversion price for a specified duration, (2) the trading price of the Convertible Notes is below a certain threshold, subject to specified exceptions, (3) the Convertible Notes have been called for redemption, or (4) specified corporate transactions have occurred. None of the conversion triggers have been met as of September 30, 2009.

        As of September 30, 2009, the carrying value of the additional paid-in-capital, or equity component of the Convertible Notes, was $37.4 million. As of September 30, 2009, the principal outstanding of the Convertible Notes was $787.8 million, the unamortized discount was $35.3 million and the net carrying amount of the liability was $752.5 million. As required, the adoption was applied retrospectively to all periods presented for fiscal years beginning before December 31, 2008. For the three and nine months ended September 30, 2009, the Company recognized interest on the Convertible Notes of $4.8 million and $16.9 million, respectively, in "Interest expense" on its Consolidated Statements of Operations, of which $2.5 million and $7.5 million, respectively, related to the amortization of the debt discount. For the three and nine months ended September 30, 2008, the Company recognized interest expense on the Convertible Notes of $11.4 million and $30.9 million, respectively, in "Interest expense" on its Consolidated Statements of Operations, of which $2.4 million and $7.1 million, respectively, related to the amortization of the debt discount (see Note 14).

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net (Continued)

        Unsecured/Secured Credit Agreements—In March 2009, the Company entered into a $1.00 billion First Priority Credit Agreement with participating members of its existing bank lending group. The First Priority Credit Agreement will mature in June 2012. Borrowings bear interest at the rate of LIBOR + 2.50% per year, subject to adjustment based upon the Company's corporate credit ratings (see Ratings Triggers below) and are collateralized by a first-priority lien on the same pool of assets collateralizing the Second Priority Secured Exchange Notes and the Second Priority Credit Agreements (see below). As of September 30, 2009, the First Priority Credit Agreement was fully drawn.

        Also in March 2009, the Company restructured its two unsecured revolving credit facilities by entering into two Second Priority Credit Agreements, with $1.70 billion maturing in 2011 and $950.0 million maturing in 2012, with the same lenders participating in the First Priority Credit Agreement. Such lenders' commitments under the Company's unsecured facilities have been terminated and replaced by their commitments under the Second Priority Credit Agreements. Under these agreements, the participating lenders will have a second priority lien on the same collateral pool securing the First Priority Credit Agreement and the Second Priority Secured Exchange Notes (see Capital Markets Activity below). Borrowings bear interest at the rate of LIBOR + 1.50% per year, subject to adjustment based upon the Company's corporate credit ratings (see Ratings Triggers below). As of September 30, 2009, the two Second Priority Credit Agreements were fully drawn.

        At September 30, 2009, the total carrying value of assets pledged as collateral under the First and Second Priority Credit Agreements and the Second Priority Secured Exchange Notes was $5.73 billion. Under certain circumstances, the First and Second Priority Credit Agreements require that payments of principal and net sale proceeds received by the Company in respect of assets constituting collateral for the Company's obligations under these agreements be applied toward the mandatory prepayment of loans and commitment reductions under them. The Company would be required to make such prepayments (i) during any time that the ratio of its EBITDA to fixed charges, as defined under the agreements, is less than 1.25 to 1.00, (ii) if, after receiving a payment of principal or net sale proceeds in respect of collateral, the Company has insufficient eligible assets available to pledge as replacement collateral or (iii) if, and for so long as, the aggregate principal amount of loans outstanding under the First Priority Credit Agreement exceeds $500 million at any time on or after September 30, 2010, or zero at any time on or after March 31, 2011.

        Concurrently with entering into the First and Second Priority Credit Agreements, the Company entered into amendments to its $2.22 billion and $1.20 billion unsecured revolving credit facilities. As of September 30, 2009, after giving effect to the amendments, outstanding balances on the unsecured credit facilities were $504.5 million, which will expire in June 2011, and $244.0 million, which will expire in June 2012. The amendments eliminated certain covenants and events of default. The unsecured revolving credit facilities may not be repaid prior to maturity while the First and Second Priority Credit Agreements remain outstanding. These facilities remain unsecured and no changes were made to the pricing terms of these facilities in connection with these amendments.

        In connection with the First and Second Priority Credit Agreements as well as the amendments of the unsecured revolving credit facilities, the Company paid an aggregate of $38.3 million in fees to lenders and third party costs, which are recorded in "Deferred expenses and other assets, net," on the Company's Consolidated Balance Sheets and are being amortized to interest expense over the contractual term of the new and amended facilities.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net (Continued)

        During the nine months ended September 30, 2009, the Company also repaid and terminated its LIBOR-based secured revolving credit facility due September 2009.

        Capital Markets Activity—On May 8, 2009, the Company completed a series of private offers in which the Company issued $155.3 million aggregate principal amount of its 8.00% second priority senior secured guaranteed notes due 2011 ("2011 Notes") and $479.5 million aggregate principal amounts of its 10.0% second priority senior secured guaranteed notes due 2014 ("2014 Notes" and together with the 2011 Notes, the "Second Priority Secured Exchange Notes") in exchange for $1.01 billion aggregate principal amount of its senior unsecured notes of various series. The Second Priority Secured Exchange Notes are collateralized by a second priority lien on the same pool of collateral pledged under the First and Second Priority Credit Agreements consisting of loans, debt securities and the equity interests of certain of the Company's subsidiaries that own loans and debt securities, corporate tenant leases and other assets. The indentures governing the Second Priority Secured Exchange Notes contain a number of covenants, including that the Company maintain collateral coverage of at least 1.3x the aggregate borrowings under the First Priority Credit Agreement, the Second Priority Credit Agreements and the Second Priority Secured Exchange Notes, see "Debt Covenants." In conjunction with the exchange, the Company also repurchased $12.5 million par value of its outstanding senior floating rate notes due September 2009.

        The Company has accounted for the issuance of the 2014 Notes in exchange for various series of senior unsecured notes as a troubled debt restructuring. As such, the Company recognized a gain on the exchange to the extent that the prior carrying value of the senior unsecured notes exceeded the total future contractual cash payments of the 2014 Notes, consisting of both principal and interest. The issuance of the 2011 Notes in exchange for senior unsecured notes was considered a modification of the original debt resulting in adjustments to the carrying amounts for any new premiums or discounts. As a result of these transactions, including the repurchase of $12.5 million of outstanding senior floating notes due September 2009, the Company recognized a $108.0 million gain on early extinguishment of debt, net of closing costs of $11.8 million, and recorded a deferred gain of $262.7 million which is reflected as premiums to the par value of the new debt. These premiums will be amortized over the terms of the 2011 Notes and the 2014 Notes as a reduction to interest expense. In addition, in connection with the exchange for the 2011 Notes, the Company incurred $4.3 million of direct costs which were recorded in "Other expense" on its Consolidated Statements of Operations.

        During the three and nine months ended September 30, 2009, the Company repurchased, through open market and private transactions, $255.5 million and $913.7 million, respectively, par value of its senior unsecured notes with various maturities ranging from September 2009 to March 2017. In connection with these repurchases, the Company recorded an aggregate net gain on early extinguishment of debt of $91.7 million and $339.0 million, for the three and nine months ended September 30, 2009, respectively.

        During the nine months ended September 30, 2009, the Company also repaid its LIBOR + 0.34% senior notes due September 2009, its LIBOR + 0.55% senior notes due March 2009 and its 4.875% senior notes due January 2009.

        Other Financing Activity—In May 2009, the Company obtained ownership rights to a property, through an assignment of ownership interests that was financed by a senior secured term loan funded by a third party lender and a mezzanine loan funded by the Company. Upon assignment, the Company recorded the $35.2 million non-recourse senior secured term loan with the third party lender as a debt obligation on its

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net (Continued)

Consolidated Balance Sheets. The loan bears interest at LIBOR + 3.675% with a floor of 6.75% and matures in November 2010.

        During the nine months ended September 30, 2009, the Company repaid and terminated its LIBOR + 4.50% secured term loan due September 2009.

        Debt Covenants—The Company's ability to borrow under its secured credit facilities depends on maintaining compliance with various covenants, including a minimum net worth level, as well as specified financial ratios, such as fixed charge coverage, unencumbered assets to unsecured indebtedness, and leverage ratios. All of these covenants are maintenance covenants and, if breached could result in an acceleration of the Company's facilities if a waiver or modification is not agreed upon with the requisite percentage of lenders. The Company's secured credit facilities also impose limitations on repayments, repurchases, refinancings and optional redemptions of its existing unsecured notes or secured exchange notes issued pursuant to the Company's exchange offer, as well as limitations on repurchases of its Common Stock. For so long as the Company maintains its qualification as a REIT, the secured credit facilities permit the Company to distribute 100% of its REIT taxable income on an annual basis. The Company may not pay common dividends if it ceases to qualify as a REIT.

        The Company's publicly held debt securities also contain covenants that include fixed charge coverage and unencumbered assets to unsecured indebtedness ratios. The fixed charge coverage ratio is an incurrence test. If the Company does not meet the fixed charge coverage ratio, its ability to incur additional indebtedness will be restricted. The unencumbered assets to unsecured indebtedness covenant is a maintenance covenant and, if breached and not cured within applicable cure periods, could result in acceleration of the Company's publicly held debt unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. Based on the Company's unsecured credit ratings at September 30, 2009, the financial covenants in its publicly held debt securities, including the fixed charge coverage ratio and maintenance of unencumbered assets to unsecured indebtedness ratio, are operative.

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

        Ratings Triggers—The Company's First and Second Priority Secured Credit Agreements bear interest at LIBOR based rates plus an applicable margin which varies between the First Priority Credit Agreement and the Second Priority Credit Agreement and is determined based on the Company's corporate credit ratings. The interest rate on borrowings under the Company's unsecured revolving credit facilities also varies based upon its corporate credit ratings. At September 30, 2009, the Company's credit ratings were B- from S&P, Ca from Moody's and CC from Fitch. The Company's ability to borrow under its unsecured and revolving credit facilities is not dependent on the level of its credit ratings. Based on the Company's

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net (Continued)

current credit ratings, further downgrades in the Company's credit ratings will have no effect on its borrowing rates under these facilities.

        Future Scheduled Maturities—As of September 30, 2009, future scheduled maturities of outstanding long-term debt obligations, net are as follows (in thousands):

2009 (remaining three months)	$—
2010	778,261
2011	4,068,326
2012	3,568,171
2013	1,206,014
Thereafter	1,490,280

Total principal maturities	11,111,052
Unamortized debt premiums, net	200,353

Total long-term debt obligations, net	$11,311,405

Note 10—Commitments and Contingencies

        Business Risks and Uncertainties—Financial market conditions, including the ongoing credit crisis and economic downturn, have continued to adversely affect our business, financial condition and operating results. The market deterioration has led to a decline in commercial real estate values, which combined with a lack of available debt financing for commercial and residential real estate assets, have limited borrowers' ability to repay or refinance their loans. These factors have resulted in significant additions to non-performing loans, OREO and REHI assets and the related provision for loan losses, and have negatively impacted the Company's investment assets. These factors and their effect on our operations have also resulted in increases in our financing costs, a continuing inability to access the unsecured debt markets, depressed prices for our Common Stock and continued suspension of quarterly Common Stock dividends.

        Recent financial results have put pressure on the Company's ability to maintain compliance with certain of its debt covenants, including its tangible net worth covenants and fixed charge coverage ratios. The Company believes it is in full compliance with all the covenants in its credit facilities, secured term loans and public debt securities as of September 30, 2009. The Company intends to operate its business in order to remain in compliance with such covenants, however there can be no assurance that the Company will be able to do so.

        From a liquidity perspective, the Company expects to continue to experience significant uncertainty with respect to its sources of funds—which are derived primarily from its borrower repayments, cash flow from operations and proceeds generated from asset sales. As of September 30, 2009, the Company had $187.1 million of unrestricted cash.

        The Company has reacted to the market conditions, liquidity and debt covenant pressures by implementing various initiatives which it believes will guide it through the current decline in the business environment. The Company's public debt securities continue to trade at significant discounts to par. The Company has been able to mitigate the impact of the decline in operating results through the recognition

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 10—Commitments and Contingencies (Continued)

of gains associated with the repurchase and retirement of debt at a discount, which has enabled it to maintain compliance with its debt covenants. The Company may utilize available funds and other strategies to continue to retire its debt at a discount.

        The Company uses its unencumbered assets to generate additional liquidity through secured financing transactions, a secured note exchange transaction and various asset sales. The Company will need additional liquidity over the coming year to supplement loan repayments and cash generated from operations in order to meet its debt maturities and funding obligations. The Company intends to utilize all other available sources of funds in today's financing environment, which could include additional financings secured by its assets, increased levels of assets sales, joint ventures and other third party capital, to meet its liquidity requirements. In addition, the Company has significantly curtailed its asset origination activities and focused on asset management in order to maximize recoveries from existing asset resolutions.

        The Company's plan is dynamic and it expects to adjust its plan as market conditions change. If the Company is unable to successfully implement its plan, the Company's cash flows, debt covenant compliance, financial position and results of operations could be materially adversely affected.

        Unfunded Commitments—As of September 30, 2009, the Company had $1.13 billion of total unfunded commitments relating to loans, CTLs and other investments, of which $1.01 billion was non-discretionary and $126.6 million was discretionary (see Notes 3, 4, 6 and 7).

Note 11—Equity

        DRIP/Stock Purchase Plan—During the nine months ended September 30, 2009, the Company did not issue any Common Stock under the plan. During the nine months ended September 30, 2008, the Company issued 178,000 shares of its Common Stock resulting in net proceeds of $1.8 million.

        Stock Repurchase Program—On March 13, 2009, our Board of Directors authorized the repurchase of up to $50 million of Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans.

        During the nine months ended September 30, 2009 and 2008, the Company repurchased 8.5 million shares and 2.8 million shares, respectively, of its outstanding Common Stock for a cost of $21.8 million and $20.0 million, respectively, at an average cost of $2.56 per share and $7.23 per share, respectively.

        As of September 30, 2009, the Company had $29.5 million available to repurchase Common Stock under the authorized stock repurchase program.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 11—Equity (Continued)

        Noncontrolling Interest—The Company adopted ASC 810-10-65-1, as required, on January 1, 2009, which requires the Company to report noncontrolling interests as a component of equity (see Note 3). In accordance with the standard the following table presents amounts attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Amounts attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders
Income (loss) from continuing operations	$(240,660)	$(326,530)	$(618,667)	$(277,214)
Income (loss) from discontinued operations	(8,106)	3,194	(9,248)	19,358
Gain from discontinued operations	809	19,955	12,426	68,798

Net income (loss)	(247,957)	(303,381)	(615,489)	(189,058)
Preferred dividends	(10,580)	(10,580)	(31,740)	(31,740)

Net income (loss) allocable to common shareholders, HPU holders and Participating Security holders	$(258,537)	$(313,961)	$(647,229)	$(220,798)

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 11—Equity (Continued)

        The following table presents a reconciliation of the carrying amount of equity for the nine months ended September 30, 2008 (in thousands):

	iStar Financial, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2007, As Adjusted	$2,899,481	$36,175	$2,935,656
Adoption of ASC 470-20-65-1	36,514	—	36,514

Adjusted beginning balance January 1, 2008(1)	$2,935,995	$36,175	$2,972,170
Exercise of options	5,868	—	5,868
Dividends declared—preferred	(31,740)	—	(31,740)
Dividends declared—common	(236,052)	—	(236,052)
Dividends declared—HPU	(4,903)	—	(4,903)
Repurchase of stock	(20,015)	—	(20,015)
Issuance of stock—vested restricted stock units	15,014	—	15,014
Issuance of stock—DRIP/stock purchase plan	1,750	—	1,750
Net income (loss) for the period(2)	(189,058)	(1,529)	(190,587)
Gain on sale of joint venture interest attributable to noncontrolling interests	—	18,560	18,560
Gain from discontinued operations attributable to noncontrolling interests	—	3,689	3,689
Contributions from noncontrolling interests	—	116	116
Distributions to noncontrolling interests	—	(8,456)	(8,456)
Sale/purchase of certain noncontrolling interests	—	(4,177)	(4,177)
Change in accumulated other comprehensive income (losses)	8,953	—	8,953

Balance at September 30, 2008	$2,485,812	$44,378	$2,530,190

Explanatory Notes:

(1)
On January 1, 2009, the Company adopted the provisions of ASC 470-20-65-1. This new standard requires retroactive application for prior periods presented (see Notes 3 and 9).

(2)
For the nine months ended September 30, 2008, net loss excludes $460 of net income attributable to redeemable noncontrolling interests.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 12—Risk Management and Derivatives

        Risk management—In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different points in time and potentially at different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's investments that result from a borrower's or corporate tenant's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of loans and other lending investments due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying loans, the valuation of CTL facilities, REHI and OREO assets held by the Company and changes in foreign currency exchange rates.

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

        Non-designated hedges—Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements, foreign exchange rate movements, and other identified risks, but may not meet strict hedge accounting requirements. There were no designated hedges outstanding as of September 30, 2009. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (in thousands):

	Asset Derivatives				Liability Derivatives
	As of September 30, 2009		As of December 31, 2008		As of September 30, 2009		As of December 31, 2008
Derivatives not designated as hedging instruments under FASB ASC 815-20	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate caps	Other Assets	$859	Other Assets	$726	Other Liabilities	$(592)	Other Liabilities	$(131)
Foreign exchange contracts	Other Assets	1,526	Other Assets	2,949	Other Liabilities	(1,566)	Other Liabilities	—
Fair value interest rate swap	Other Assets	—	Other Assets	197	Other Liabilities	—	Other Liabilities	—

Total		$2,385		$3,872		$(2,158)		$(131)

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 12—Risk Management and Derivatives (Continued)

        The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2009 (in thousands):

	For the three months ended September 30, 2009		For the nine months ended September 30, 2009
Derivatives not designated as hedging Instruments under FASB ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate caps	Other expense	$(348)	Other expense	$(329)
Foreign exchange contracts	Other expense	(1,602)	Other expense	(1,675)

Total		$(1,950)		$(2,004)

        Foreign currency hedges—The following table presents the Company's foreign currency derivatives outstanding as of September 30, 2009 (in thousands):

Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity
Sell SEK/Buy USD forward	SEK 104,144	14,859	October 2009
Buy USD/Sell INR forward	INR 483,392	10,000	November 2009

        Interest rate caps—The following table represents the notional principal amounts of interest rate caps by class (in thousands):

	As of
	September 30, 2009	December 31, 2008
Interest rate cap bought	$947,862	$947,862
Interest rate cap sold	(947,862)	(947,862)

Total interest rate caps	$—	$—

        Credit-risk-related contingent features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

Note 13—Stock-Based Compensation Plans and Employee Benefits

        On May 27, 2009, the Company's shareholders approved the Company's 2009 Long-Term Incentive Plan (the "2009 LTIP") which is designed to provide incentive compensation for officers, key employees, directors and advisors of the Company. The 2009 LTIP provides for awards of stock options, shares of restricted stock, phantom shares, restricted stock units, dividend equivalent rights and other share-based performance awards. A maximum of 8,000,000 shares of Common Stock may be awarded under the 2009 LTIP, plus up to an additional 500,000 shares to the extent that a corresponding number of equity awards previously granted under the Company's 1996 Long-Term Incentive Plan expire or are cancelled or

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Stock-Based Compensation Plans and Employee Benefits (Continued)

forfeited. All awards under the 2009 LTIP are made at the discretion of the Board of Directors or a committee of the Board of Directors. The awards of the 2.0 million restricted stock units approved on May 27, 2009 and the 10.2 million restricted stock units granted on December 19, 2008 are required to be settled on a net, after-tax basis (after deducting shares for minimum required statutory withholdings); therefore, the actual number of shares issued will be less than the gross amount of the awards. As of September 30, 2009, 755,000 shares remain available for awards under the 2009 LTIP.

        The Company's 2006 Long-Term Incentive Plan (the "2006 LTIP") is designed to provide equity-based incentive compensation for officers, key employees, directors, consultants and advisers of the Company. The 2006 LTIP provides for awards of stock options, shares of restricted stock, phantom shares, dividend equivalent rights and other share-based performance awards. A maximum of 4,550,000 shares of Common Stock may be subject to awards under the 2006 LTIP provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 1.0 million, subject to certain anti-dilution provisions in the 2006 LTIP. All awards under this Plan are at the discretion of the Board of Directors or a committee of the Board of Directors. As of September 30, 2009, 1.4 million shares remain available for awards under the 2006 LTIP.

        Stock options—Changes in options outstanding during the nine months ended September 30, 2009, are as follows (shares and aggregate intrinsic value in thousands, except for weighted average strike price):

	Number of Shares
	Employees	Non-Employee Directors	Other	Weighted Average Strike Price	Aggregate Intrinsic Value
Options Outstanding, December 31, 2008	396	86	47	$19.43
Issued in 2009	—	—	—	—
Exercised in 2009	—	—	—	—
Forfeited in 2009	(4)	(2)	(3)	40.01

Options Outstanding, September 30, 2009	392	84	44	$19.08	$—

        The following table summarizes information concerning outstanding and exercisable options as of September 30, 2009 (options, in thousands):

Exercise Price	Options Outstanding and Exercisable	Remaining Contractual Life (Years)
$16.88	364	0.26
$17.38	14	0.46
$19.69	47	1.26
$24.94	40	1.63
$27.00	11	1.73
$29.82	44	2.66

	520	0.70

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Stock-Based Compensation Plans and Employee Benefits (Continued)

        Restricted Stock Units—Changes in non-vested restricted stock units during the nine months ended September 30, 2009 are as follows (in thousands, except per share amounts):

Non-Vested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested at December 31, 2008	14,987	$3.32
Granted	2,000	2.37
Vested	(636)	31.41
Forfeited	(2,278)	2.93

Non-vested at September 30, 2009	14,073	$3.62	$42,782

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

        As of September 30, 2009, there were 9,159,000 market-condition based restricted stock units ("Units") outstanding, which were granted to executives and other officers of the Company on December 19, 2008. The Units will vest only if specified price targets for the Company's Common Stock are achieved and if the employee is thereafter employed on the vesting date, as follows: (a) if the Common Stock achieves a price of $4.00 or more (average NYSE closing price over 20 consecutive trading days) during the first year following the grant date (i.e., prior to December 19, 2009), the Units will vest in three equal installments on January 1, 2010, January 1, 2011, and January 1, 2012; (b) if the Units do not achieve the price target in the first year, but the Common Stock achieves a price of $7.00 or more (average NYSE closing price over 20 consecutive trading days) prior to December 19, 2010, the Units will vest in two equal installments on January 1, 2011 and January 1, 2012; and (c) if the Units do not achieve the price target in the first or second year, but the Common Stock achieves a price of $10.00 or more (average NYSE closing price over 20 consecutive trading days) prior to December 19, 2011, the Units will vest in one installment on January 1, 2012. If an applicable price target has been achieved, the Units will thereafter be entitled to dividend equivalent payments as dividends are paid on the Company's Common Stock. Upon vesting of the Units, holders will receive shares of the Company's Common Stock in the amount of the vested Units, net of statutory minimum tax withholdings. On May 27, 2009, the Company's shareholders approved the 2009 LTIP, which authorized additional shares of the Company's Common Stock to be available for awards under the Company's equity compensation plans. The approval converted the Company's accounting for these awards from liability-based to equity-based, and accordingly, the Company reclassified its liability recorded in "Accounts Payable, accrued expenses and other liabilities" to "Additional paid-in capital" on the Consolidated Balance Sheets. The aggregate fair value of the grants on May 27, 2009 was

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Stock-Based Compensation Plans and Employee Benefits (Continued)

approximately $27.0 million, which is being recognized as compensation expense ratably over the vesting period.

        As of September 30, 2009, there were 389,277 market-condition based restricted stock units outstanding that were granted to employees on January 18, 2008 and cliff vest on December 31, 2010, only if the total shareholder return on the Company's Common Stock is at least 20% (compounded annually, including dividends) from the date of the award through the end of the vesting period. Total shareholder return will be based on the average NYSE closing prices for the Company's Common Stock for the 20 days prior to (a) the date of the award on January 18, 2008 (which was $25.04) and (b) the vesting date. No dividends will be paid on these units unless and until they are vested.

        The fair values of the market-condition based restricted stock units were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's Common Stock. The following assumptions were used to estimate the fair value of market-condition based awards:

	Valued as of
	January 18, 2008	May 27, 2009(1)	May 27, 2009(2)
Risk-free interest rate	2.39%	1.16%	1.28%
Expected stock price volatility	27.46%	152.03%	145.45%
Expected annual dividend	—	—	—

Explanatory Notes:

(1)
Contingent equity-based restricted stock units awarded on October 9, 2008 were measured on May 27, 2009, the date the Company's shareholders approved the grant of the award.

(2)
Equity-based restricted stock units granted on December 19, 2008 were re-measured on May 27, 2009 when they became equity-based awards in accordance with ASC 718-20-55-135 to 138.

        As of September 30, 2009, there were 2,524,909 unvested service-based restricted stock units outstanding that are entitled to be paid dividends as dividends are paid on shares of the Company's Common Stock and these dividends are accounted for as a reduction to retained earnings in a manner consistent with the Company's Common Stock dividends.

        The Company recorded $4.5 million and $17.6 million of stock-based compensation expense in "General and administrative" on the Company's Consolidated Statements of Operations for the three and nine months ended September 30, 2009, respectively, and $4.9 million and $17.7 million for the three and nine months ended September 30, 2008, respectively. As of September 30, 2009, there was $34.1 million of total unrecognized compensation cost related to non-vested restricted stock units, including the Units. That cost is expected to be recognized over the remaining vesting/service period for the respective grants.

        401(k) Plan—The Company made gross contributions of $0.2 million and $1.1 million for the three and nine months ended September 30, 2009, respectively, and $0.2 million and $1.3 million for the three and nine months ended September 30, 2008, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 14—Earnings Per Share

        EPS is calculated using the two-class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. HPU holders are Company employees or former employees who purchased high performance common stock units under the Company's High Performance Unit (HPU) Program. These HPU units have been treated as a separate class of common stock. In addition, the Company adopted ASC 260-10-65-2 on January 1, 2009. Upon adoption the Company's unvested restricted stock units and common stock equivalents issued under the Long-Term Incentive Plans are considered participating securities and have been included in the two-class method when calculating EPS (see Note 3). The HPU, restricted stock units and common stock equivalent programs are more fully described in the Company's annual proxy statement and in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

        The following table presents a reconciliation of the numerators of the basic and diluted EPS calculations for the three and nine months ended September 30, 2009 and 2008 (in thousands, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008, As Adjusted(1)	2009	2008, As Adjusted(1)
Income (loss) from continuing operations	$(240,145)	$(327,032)	$(619,665)	$(259,723)
Net (income) loss attributable to noncontrolling interests	(515)	502	998	1,069
Gain on sale of joint venture interest attributable to noncontrolling interests	—	—	—	(18,560)
Preferred dividends	(10,580)	(10,580)	(31,740)	(31,740)
Dividends paid to Participating Security holders(2)	—	(1,271)	—	(2,393)

Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders and HPU holders	$(251,240)	$(338,381)	$(650,407)	$(311,347)

Explanatory Notes:

(1)
On January 1, 2009, the Company adopted the provisions of ASC 470-20-65-1, ASC 810-10-65-1 and ASC 260-10-65-2. These new standards require retroactive application for prior periods presented (see Notes 3 and 9).

(2)
In accordance with ASC 260-10-65-1, "Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships," ("ASC 260-10-65-1") the total dividends paid to Participating Security holders during the period have been deducted from income (loss) from continuing operations, because total dividends distributed by the Company exceeded earnings for the period.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 14—Earnings Per Share (Continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008, As Adjusted(1)	2009	2008, As Adjusted(1)
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders(2)	$(244,215)	$(331,321)	$(632,684)	$(304,887)
Income (loss) from discontinued operations	(7,879)	3,127	(8,996)	18,956
Gain from discontinued operations, net of noncontrolling interests	786	19,539	12,087	67,371

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(251,308)	$(308,655)	$(629,593)	$(218,560)

Denominator (basic and diluted):
Weighted average common shares outstanding for basic and diluted earnings per common share	98,674	133,199	101,324	133,955

Basic and diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders(2)	$(2.48)	$(2.49)	$(6.24)	$(2.27)
Income (loss) from discontinued operations	(0.08)	0.02	(0.09)	0.14
Gain from discontinued operations, net of noncontrolling interests	0.01	0.15	0.12	0.50

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(2.55)	$(2.32)	$(6.21)	$(1.63)

Explanatory Notes:

(1)
On January 1, 2009, the Company adopted the provisions of ASC 470-20-65-1, ASC 810-10-65-1, and ASC 260-10-65-2. These new standards require retroactive application for prior periods presented (see Notes 3 and 9).

(2)
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders has been adjusted for net (income) loss attributable to noncontrolling interests and preferred dividends. In addition, for the three and nine months ended September 30, 2008, income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders has been adjusted to exclude dividends paid to Participating Security holders (see preceding table).

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 14—Earnings Per Share (Continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008, As Adjusted(1)	2009	2008, As Adjusted(1)
Earnings allocable to High Performance Units:
Numerator for basic and diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders(2)	$(7,025)	$(7,060)	$(17,723)	$(6,460)
Income (loss) from discontinued operations	(227)	67	(252)	402
Gain from discontinued operations, net of noncontrolling interests	23	416	339	1,427

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(7,229)	$(6,577)	$(17,636)	$(4,631)

Denominator (basic and diluted):
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15	15	15

Basic and diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders(2)	$(468.33)	$(470.67)	$(1,181.53)	$(430.66)
Income (loss) from discontinued operations	(15.13)	4.47	(16.80)	26.80
Gain from discontinued operations, net of noncontrolling interests	1.53	27.73	22.60	95.13

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(481.93)	$(438.47)	$(1,175.73)	$(308.73)

Explanatory Notes:

(1)
On January 1, 2009, the Company adopted the provisions of ASC 470-20-65-1, ASC 810-10-65-1 and ASC 260-10-65-2. These new standards require retroactive application for prior periods presented (see Notes 3 and 9).

(2)
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders has been adjusted for net (income) loss attributable to noncontrolling interests and preferred dividends. In addition, for the three and nine months ended September 30, 2008, income (loss) from continuing operations allocable attributable to iStar Financial Inc. and to HPU holders has been adjusted to exclude dividends paid to Participating Security holders (see preceding table).

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 14—Earnings Per Share (Continued)

        For the three and nine months ended September 30, 2008, basic and diluted net income allocable to common shareholders and HPU holders per share were retroactively adjusted to reflect the adoption of ASC 260-10-65-2. The Company reduced its diluted weighted average common shares outstanding for each reporting period by unvested restricted stock units and common stock equivalents deemed to be Participating Securities. In addition, pursuant to ASC 260-10-65-1, as a result of dividends paid in excess of earnings during the three and nine months ended September 30, 2008, the Company allocated $1.3 million and $2.4 million, respectively, of earnings from common shares and HPU shares to Participating Securities. This adoption, along with the adoption of ASC 470-20-65-1 (see Notes 3 and 9) changed basic and diluted earnings per share as follows: (a) for the three months ended September 30, 2008, basic and diluted net income allocable to common shareholders decreased by ($0.02) per share, and basic and diluted net income allocable to HPU holders decreased by ($4.00) per share and (b) for the nine months ended September 30, 2008, basic and diluted net income allocable to common shareholders decreased by ($0.05) per share, and basic and diluted net income allocable to HPU holders decreased by ($7.20) per share.

        For the three and nine months ended September 30, 2009 and 2008, the following shares were anti-dilutive (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Joint venture shares	298	298	298	298
Stock options	520	531	520	531
Restricted stock units	11,548	1,886	11,548	1,886

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 15—Comprehensive Income (Loss)

        The statement of comprehensive income (loss) attributable to iStar Financial Inc. is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008, As Adjusted(1)	2009	2008, As Adjusted(1)
Net income (loss)	$(247,442)	$(303,883)	$(616,487)	$(167,878)
Other comprehensive income:
Reclassification of losses on available-for-sale securities into earnings upon realization	—	—	4,058	4,967
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization	(227)	(1,012)	(3,820)	(2,064)
Unrealized gains/(losses) on available-for-sale securities	3,973	(57)	7,444	(1,100)
Unrealized gains/(losses) on cash flow hedges	—	(149)	(30)	3,022
Unrealized gains/(losses) on cumulative translation adjustment	1,008	—	(224)	—

Comprehensive income (loss)	$(242,688)	$(305,101)	$(609,059)	$(163,053)
Net (income) loss attributable to noncontrolling interests	(515)	502	998	1,069
Gain on sale of joint venture interest attributable to noncontrolling interests	—	—	—	(18,560)
Gain from discontinued operations attributable to noncontrolling interests	—	—	—	(3,689)

Comprehensive income (loss) attributable to iStar Financial Inc.	$(243,203)	$(304,599)	$(608,061)	$(184,233)

Explanatory Note:

(1)
On January 1, 2009, the Company adopted the provisions of ASC 470-20-65-1 and ASC 810-10-65-1. Both new standards require retroactive application for prior periods presented (see Notes 3 and 9).

        Accumulated other comprehensive income reflected in the Company's shareholders' equity is comprised of the following (in thousands):

	As of September 30, 2009	As of December 31, 2008
Unrealized gains (losses) on available-for-sale securities	$6,220	$(5,283)
Unrealized gains on cash flow hedges	4,694	8,544
Unrealized losses on cumulative translation adjustment	(1,779)	(1,554)

Accumulated other comprehensive income	$9,135	$1,707

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 16—Dividends

        In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income and must distribute 100% of its taxable income to avoid paying corporate federal income taxes. The Company's current policy is to distribute all of its taxable income, if any, to its shareholders. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may be required to borrow to make sufficient dividend payments. The Company did not declare any Common Stock dividends for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009.

        The Company declared and paid dividends aggregating $6.0 million, $8.3 million, $5.8 million, $4.6 million and $7.0 million on its Series D, E, F, G, and I preferred stock, respectively, during the nine months ended September 30, 2009. There are no dividend arrearages on any of the preferred shares currently outstanding.

Note 17—Fair Value Disclosures

Disclosures about fair value in financial statements

        Fair value, as defined by GAAP, represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a fair value hierarchy which prioritizes the inputs used in valuation techniques to measure fair value into three levels as follows:

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

        Certain of the Company's assets and liabilities are recorded at fair value on a recurring or non-recurring basis as of September 30, 2009 and December 31, 2008. Assets required to be marked-to-market and reported at fair value every reporting period are classified as being valued on a recurring basis. Other assets not required to be recorded at fair value every period may be recorded at fair value if a specific provision or other impairment is recorded within the period to mark the carrying value of the asset to market as of the reporting date. Such assets are classified as being valued on a non-recurring basis.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 17—Fair Value Disclosures (Continued)

        The following table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories as of September 30, 2009 and December 31, 2008 (in thousands):

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2009:
Recurring basis:
Financial Assets:
Derivative assets	$2,385	$—	$2,385	$—
Other lending investments—available-for-sale debt securities	$11,020	$11,020	$—	$—
Marketable securities at fair value	$25,706	$383	$25,323	$—
Financial Liabilities:
Derivative liabilities	$2,158	$—	$2,158	$—
Non-recurring basis:
Financial Assets:
Impaired loans	$1,677,227	$—	$—	$1,677,227
Impaired cost method investments	$1,465	$—	$—	$1,465
Non-financial Assets:
Impaired OREO	$10,900	$—	$—	$10,900
Impaired assets held for sale	$19,866	$—	$19,866	$—
As of December 31, 2008:
Recurring basis:
Financial Assets:
Derivative assets	$3,872	$—	$3,872	$—
Other lending investments—available-for-sale securities	$10,856	$10,856	$—	$—
Marketable securities	$8,083	$8,083	$—	$—
Financial Liabilities:
Derivative liabilities	$131	$—	$131	$—
Non-recurring basis:
Financial Assets:
Impaired loans	$1,821,012	$—	$—	$1,821,012
Impaired other lending investments—securities	$10,128	$10,128	$—	$—
Impaired cost method investments	$3,888	$—	$—	$3,888

        Fair value is based on quoted market prices or by using market based inputs where available. Given the nature of some assets and liabilities, clearly determinable market based valuation inputs are often not available; therefore, these assets and liabilities are valued using internal valuation techniques. Subjectivity exists with respect to these internal valuation techniques, therefore, the fair values disclosed may not equal prices the Company may ultimately realize if the assets were sold or the liabilities were settled with third

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 17—Fair Value Disclosures (Continued)

parties. The methods the Company used to estimate the fair values presented in the table are described more fully below for each type of asset and liability.

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

        Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

        Securities—All of the Company's available-for-sale and impaired held-to-maturity debt and equity securities are actively traded and have been valued using quoted market prices. The Company's traded marketable securities are valued using market quotes, to the extent they are available.

        Impaired loans—The Company's loans identified as being impaired are collateral dependent loans and are evaluated for impairment by comparing the estimated fair value of the underlying collateral, less costs to sell, to the carrying value of each loan. Due to the nature of the individual properties collateralizing the Company's loans, the Company generally uses the income approach through internally developed valuation models to estimate the fair value of the collateral. This approach requires the Company to make significant judgments in respect to discount rates, capitalization rates and the timing and amounts of estimated future cash flows that are considered Level 3 inputs. These cash flows include costs of completion, operating costs, and lot and unit sale prices.

        Impaired OREO—The Company periodically evaluates its OREO assets to determine if events or changes in circumstances have occurred during the reporting period that may have a significant adverse effect on their fair value. Due to the nature of the individual properties in the OREO portfolio, the Company uses the income approach through internally developed valuation models to estimate the fair value of the assets. This approach requires the Company to make significant judgments with respect to discount rates, capitalization rates and the timing and amounts of estimated future cash flows that are considered Level 3 inputs. These cash flows include costs of completion, operating costs, and lot and unit sale prices.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 17—Fair Value Disclosures (Continued)

        Impaired assets held for sale—The estimated fair value of impaired assets held for sale is determined using observable market information, including bids from prospective purchasers.

        Cost method investments—The Company periodically evaluates its cost method investments to determine if events or changes in circumstances have occurred in that period that may have a significant adverse effect on the fair value of an investment. The Company estimates the fair value of impaired cost method investments using its ratable share of the net asset value of the impaired funds.

Disclosures about fair value of financial instruments

        In addition to the Company's disclosures regarding assets and liabilities recorded at fair value in the financial statements, it is also required to disclose the estimated fair values of all financial instruments, regardless of if they are recorded at fair value in the financial statements.

        The book and fair values of financial instruments as of September 30, 2009 were as follows (in thousands):

	As of September 30, 2009
	Book Value	Fair Value
Financial assets:
Loans and other lending investments, net	$8,588,020	$7,578,455
Derivative assets	2,385	2,385
Marketable securities	25,706	25,706
Financial liabilities:
Debt obligations, net	$11,311,405	$8,029,590
Derivative liabilities	2,158	2,158

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

        Loans and other lending investments—For the Company's interest in performing loans and other lending investments, the fair values were determined using a discounted cash flow methodology. This method discounts future estimated cash flows using rates management determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. The

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 17—Fair Value Disclosures (Continued)

Company has used the carrying value net of specific reserves for non-performing loans, which represents the Company's estimated fair value of such loans.

        Other financial instruments—The carrying values of other financial instruments including restricted cash, accrued interest receivable, accounts payable, accrued expenses and other liabilities approximate the fair values of the instruments.

        Debt obligations, net—For debt obligations traded in secondary markets, the Company uses market quotes, to the extent they are available. For debt obligations not traded in secondary markets, the Company determined fair value using the discounted cash flow methodology, whereby contractual cash flows are discounted at rates that the Company determined best reflect current market interest rates that would be charged for debt with similar characteristics and credit quality.

Note 18—Segment Reporting

        The Company has determined that it has two reportable operating segments: Real Estate Lending and Corporate Tenant Leasing. The reportable segments were determined based on the management approach, which looks to the Company's internal organizational structure. These two lines of business require different support infrastructures. The Real Estate Lending segment includes all of the Company's activities related to senior and mezzanine real estate debt and senior and mezzanine corporate capital investment activities and the financing thereof, including OREO and REHI. The Corporate Tenant Leasing segment includes all of the Company's activities related to the ownership and leasing of corporate facilities.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 18—Segment Reporting (Continued)

        The Company evaluates performance based on the following financial measures for each segment (in thousands):

	Real Estate Lending(1)	Corporate Tenant Leasing	Corporate/ Other(2)	Company Total
Three months ended September 30, 2009
Total revenues(3)	$128,057	$76,037	$6,098	$210,192
Earnings from equity method investments	—	614	6,756	7,370
Total operating and interest expense(4)	372,428	51,651	125,329	549,408
Net operating income (loss)(5)	(244,371)	25,000	(112,475)	(331,846)
Three months ended September 30, 2008
Total revenues(3)	$241,382	$80,903	$15,021	$337,306
Earnings from equity method investments	—	628	1,277	1,905
Total operating and interest expense(4)	477,302	50,004	207,258	734,564
Net operating income (loss)(5)	(235,920)	31,527	(190,960)	(395,353)
Nine months ended September 30, 2009
Total revenues(3)	$448,342	$230,604	$14,817	$693,763
Earnings (loss) from equity method investments	—	1,881	(13,147)	(11,266)
Total operating and interest expense(4)	1,126,119	161,377	461,623	1,749,119
Net operating income (loss)(5)	(677,777)	71,108	(459,953)	(1,066,622)
Nine months ended September 30, 2008
Total revenues(3)	$816,196	$233,523	$17,400	$1,067,119
Earnings from equity method investments	—	1,893	3,484	5,377
Total operating and interest expense(4)	953,587	121,748	607,019	1,682,354
Net operating income (loss)(5)	(137,391)	113,668	(586,135)	(609,858)
As of September 30, 2009
Total long-lived assets(6)	$8,923,655	$2,925,413	$—	$11,849,068
Total assets(7)	9,611,519	3,207,111	585,964	13,404,594
As of December 31, 2008
Total long-lived assets(6)	$10,586,644	$3,044,811	$—	$13,631,455
Total assets(7)(8)	11,037,624	3,330,907	928,217	15,296,748

Explanatory Notes:

(1)
Real Estate Lending includes the Company's OREO and REHI assets and related operating revenue and expenses.

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 18—Segment Reporting (Continued)

(4)
Total operating and interest expense primarily includes provision for loan losses for the Real Estate Lending business and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. Interest expense on secured and unsecured notes, the interim financing facility, unsecured and secured revolving credit facilities and general and administrative expense are included in Corporate/Other for all periods. Depreciation and amortization of $25.3 million and $73.0 million for the three and nine months ended September 30, 2009, respectively, and $23.8 million and $70.9 million for the three and nine months ended September 30, 2008, respectively, are included in the amounts presented above.

(5)
Net operating income (loss) represents income attributable to iStar Financial Inc. before gain on early extinguishment of debt, gain on sale of joint venture interest, income (loss) from discontinued operations and gain from discontinued operations.

(6)
Total long-lived assets are comprised of Loans and other lending investments, net and REHI for the Real Estate Lending segment Corporate tenant lease assets, net are included in the Corporate Tenant Leasing segment.

(7)
Intangible assets included in Corporate Tenant Leasing at September 30, 2009 and December 31, 2008 were $51.1 million and $58.5 million, respectively. Intangible assets included in Corporate/Other at September 30, 2009 and December 31, 2008 were $1.7 million and $2.7 million, respectively.

(8)
Goodwill included in Corporate Tenant Leasing at December 31, 2008 was $4.2 million.

Note 19—Subsequent Events

        The Company has evaluated events occurring through November 6, 2009 and did not identify any events that would require adjustment to or disclosure in its Consolidated Financial Statements.

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

        Our primary sources of revenues are interest income, which is the interest that borrowers pay on loans, and operating lease income, which is the rent that corporate customers pay to lease our Corporate Tenant Lease ("CTL") properties. We primarily generate income through the "spread" or "margin," which is the difference between the revenues generated from loans and leases and interest expense and the cost of CTL operations. We generally seek to match-fund our revenue generating assets with either fixed or floating rate debt of a similar maturity so that changes in interest rates or the shape of the yield curve will have a minimal impact on earnings.

Executive Overview

        Financial market conditions, including the ongoing credit crisis and economic downturn, have continued to adversely affect our business and operating results through the third quarter of 2009. The market deterioration has led to a decline in commercial real estate values. This decline in value, combined with a lack of available debt financing for commercial and residential real estate assets, have limited borrowers' ability to repay or refinance their loans. The combination of these factors resulted in significant additions to non-performing loans and the related provision for loan losses during the third quarter. These factors and their effect on our operations have also resulted in increases in our financing costs, a continuing inability to access the unsecured debt markets, depressed prices for our Common Stock and continued suspension of quarterly Common Stock dividends. We expect these trends to continue in the forseeable future.

        During the third quarter of 2009, we incurred a net loss of $(247.4) million on $210.2 million of revenue. These financial results primarily resulted from a provision for loan losses of $345.9 million and impairments of other assets of $17.4 million, which were recognized during the quarter. The provision for loan losses was driven by additional non-performing loans resulting in non-performing loans totaling $4.40 billion, or 42.0% of Managed Loan Value (as defined below in "Risk Management"), as of September 30, 2009, compared to $4.61 billion, or 39.6% of Managed Loan Value, at June 30, 2009 and $3.46 billion, or 27.5% of Managed Loan Value, at December 31, 2008. The increase in non-performing loans resulted from the continued deterioration in the commercial and residential real estate markets and weakened economic conditions impacting our borrowers, who continue to have difficulty refinancing or selling their projects in order to repay their loans in a timely manner. In addition, the balance of our Real estate held for investment, net ("REHI") and Other real estate owned ("OREO") assets have increased as we have obtained title to properties through foreclosure or through deed-in-lieu of foreclosure as part of our effort to resolve non-performing loans. The losses were partially offset by the repurchase of $255.5 million face amount of senior unsecured notes resulting in the recognition of $91.7 million in net gains on the early extinguishment of debt.

        As liquidity in the capital markets has continued to be severely constrained and our repayments have become more uncertain, we have utilized asset sales, additional secured financing and a secured note exchange transaction to supplement our liquidity. As part of this strategy, we completed a new secured term loan facility and restructuring of our existing unsecured revolving credit facilities with participating members of our bank lending group during the first quarter of 2009. The new and restructured facilities also provide us with additional operating flexibility through the modification of certain financial covenants. In addition, during the second quarter of 2009, we completed a series of private offers through which $1.01 billion aggregate principal amount of our senior unsecured notes of various series were exchanged for $634.8 million aggregate principal amount of new second-lien senior secured notes issued by us and guaranteed by certain of our subsidiaries. Concurrent with the exchange offer, we purchased for cash $12.5 million par value of our outstanding senior floating rate notes due September 2009 pursuant to a cash tender offer. As of September 30, 2009, we had $187.1 million of unrestricted cash.

Results of Operations for the Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008

	2009	2008, As Adjusted(1)	$ Change	% Change
	(in thousands)
Interest income	$124,701	$237,006	$(112,305)	(47)%
Operating lease income	76,037	77,378	(1,341)	(2)%
Other income	9,454	22,922	(13,468)	(59)%

Total revenue	210,192	337,306	(127,114)	(38)%

Interest expense	113,938	169,665	(55,727)	(33)%
Operating costs—corporate tenant lease assets	5,673	5,200	473	9%
Depreciation and amortization	25,298	23,760	1,538	6%
General and administrative	27,808	37,694	(9,886)	(26)%
Provision for loan losses	345,892	411,142	(65,250)	(16)%
Impairment of other assets	17,351	88,075	(70,724)	(80)%
Other expense	13,448	(972)	14,420	>(100)%

Total costs and expenses	549,408	734,564	(185,156)	(25)%

Gain on early extinguishment of debt	91,701	68,321	23,380	34%
Earnings (loss) from equity method investments	7,370	1,905	5,465	>100%
Income (loss) from discontinued operations	(8,106)	3,194	(11,300)	>(100)%
Gain from discontinued operations	809	19,955	(19,146)	(96)%

Net income (loss)	$(247,442)	$(303,883)	$56,441	(19)%

Explanatory Notes:

(1)
On January 1, 2009, we adopted the provisions of ASC 470-20-65-1 and FASB ASC 810-10-65-1, "Noncontrolling Interest in Consolidated Financial Statements an amendment of ARB No 51" ("ASC 810-10-65-1"). Both new standards require retroactive application for prior periods presented (see Notes 3, 9 and 10 of the Notes to the Consolidated Financial Statements).

        Revenue—The decrease in total revenue was primarily due to lower interest income, which decreased as a result of the increasing level of non-performing loans within the portfolio. In addition, interest income was lower due to a decrease in loans outstanding and a decrease in the average one-month LIBOR to 0.27% in the third quarter of 2009 from 2.62% in the third quarter of 2008.

        Costs and expenses—Total costs and expenses decreased primarily due to decreases in our provision for loan losses, impairment of other assets, interest expense and general and administrative expenses which were offset by an increase in other expense.

        The decrease in our provision for loan losses was primarily due to fewer loans moving to non-performing status during the third quarter of 2009 as compared to the third quarter of 2008, combined with the decrease in the performing loan asset base utilized in the calculation of our general reserves. However, the continued deterioration in the commercial and residential real estate markets and weakened economic conditions have continued to negatively impact our borrowers' ability to service their debt and refinance their loans at maturity. See "Risk Management" and "Executive Overview."

        During the three months ended September 30, 2009, as a result of the continued deterioration in the commercial and residential real estate markets, we recorded impairment charges of $8.0 million to reduce the carrying value of OREO assets to their revised estimated fair values less costs to sell, $7.1 million related to two cost method equity investments in our other investments portfolio and $2.2 million to reduce a held-to-maturity security in our loans and other lending investments portfolio that were other-than-temporarily impaired. During the same period in 2008, we recorded impairment charges of $36.2 million to reduce the carrying value of OREO assets to their revised estimated fair values less costs to sell, $30.0 million related to one cost method equity method investment in our other investments portfolio and $21.9 million of impairments for certain held-to-maturity and available-for-sale securities in our loans and other lending investments portfolio that were other-than-temporarily impaired.

        Interest expense decreased primarily due to the repayment and retirement of debt during the last twelve months as well as the exchange of senior unsecured notes for new second-lien senior secured notes completed in the second quarter of 2009. In addition, a decrease in average borrowing rates to 4.09% from 5.10%, driven by decreases in LIBOR, contributed to the decrease in interest expense.

        General and administrative expenses were lower partly due to lower income tax expense related to certain of our investments held in taxable REIT subsidiaries. Additionally, payroll and payroll related costs declined 16% primarily as a result of reductions in headcount.

        Other expense increased primarily due to additional holding costs of OREO and REHI assets for the period.

        Gain on early extinguishment of debt—During the three months ended September 30, 2009, we retired $255.5 million par value of our senior unsecured notes through open market repurchases which resulted in an aggregate net gain on early extinguishment of debt of $91.7 million. During the same period in 2008, we retired $241.3 million par value of our senior unsecured notes through open market repurchases which resulted in an aggregate net gain on early extinguishment of debt of $68.3 million.

        Earnings (loss) from equity method investments—Earnings from equity method investments increased primarily due to stronger market performance that affected our strategic investments.

        Income (loss) from discontinued operations—For the three months ended September 30, 2009, income (loss) from discontinued operations includes impairment charges of $8.9 million on CTL assets sold during the period or held for sale at the end of the period. Additionally, the same period in 2008 included higher operating results for CTL assets sold or classified as held for sale in 2009.

        Gain from discontinued operations—We sold two CTL assets during the three months ended September 30, 2009 and recognized $0.8 million of gains on the sale. During the three months ended September 30, 2008, we sold four CTL assets for gains of $20.1 million.

Results of Operations for the Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2008

	2009	2008, As Adjusted(1)	$ Change	% Change
	(in thousands)
Interest income	$444,109	$748,460	$(304,351)	(41)%
Operating lease income	229,246	229,952	(706)	—%
Other income	20,408	88,707	(68,299)	(77)%

Total revenue	693,763	1,067,119	(373,356)	(35)%

Interest expense	372,288	503,915	(131,627)	(26)%
Operating costs—corporate tenant lease assets	17,655	14,802	2,853	19%
Depreciation and amortization	73,004	70,876	2,128	3%
General and administrative	105,617	124,474	(18,857)	(15)%
Provision for loan losses	1,039,004	777,302	261,702	34%
Impairment of other assets	60,729	145,766	(85,037)	(58)%
Impairment of goodwill	4,186	39,092	(34,906)	(89)%
Other expense	76,636	6,127	70,509	>100%

Total costs and expenses	1,749,119	1,682,354	66,765	4%

Gain on early extinguishment of debt	446,957	69,916	377,041	>100%
Gain on sale of joint venture interest	—	280,219	(280,219)	(100)%
Earnings (loss) from equity method investments	(11,266)	5,377	(16,643)	>(100)%
Income (loss) from discontinued operations	(9,248)	19,358	(28,606)	>(100)%
Gain from discontinued operations	12,426	72,487	(60,061)	(83)%

Net income (loss)	$(616,487)	$(167,878)	$(448,609)	>100%

Explanatory Note:

(1)
On January 1, 2009, we adopted the provisions of ASC 470-20-65-1 and 810-10-65-1. Both new standards require retroactive application for prior periods presented (see Notes 3, 9 and 11 of the Notes to the Consolidated Financial Statements).

        Revenue—The decrease in total revenue was primarily due to lower interest income and other income. Interest income decreased primarily due to the increasing level of non-performing loans within the portfolio. In addition, interest income was lower due to a decrease in total loans outstanding and a decrease in the average one-month LIBOR to 0.37% during the nine months ended September 30, 2009, from 2.83% during the nine months ended September 30, 2008.

        Other income during the nine months ended September 30, 2008 included a $44.2 million gain recognized from the redemption of a participation interest in a lending investment and a $12.0 million gain recorded when we exchanged a cost method equity investment for a loan receivable. Other income also decreased as a result of fewer prepayment penalties received during the nine months ended September 30, 2009 as compared to the same period in 2008.

        Costs and expenses—Total costs and expenses increased primarily due to the increase in our provision for loan losses and other expenses and was offset by decreases in interest expense, impairments of other assets and goodwill and general and administrative expenses.

        The increase in our provision for loan losses was primarily due to additional asset-specific reserves that were required due to the increasing level of non-performing loans within the portfolio, resulting from the continued deterioration in the commercial and residential real estate markets and weakened economic conditions that have negatively impacted our borrowers' ability to service their debt and refinance their loans at maturity. See "Risk Management" and "Executive Overview."

        Other expense was higher primarily due to a $42.4 million charge incurred during the second quarter of 2009 pursuant to a settlement agreement under which we terminated a long-term lease for new headquarters space and settled all disputes with the landlord. The remaining increase in other expense primarily relates to additional holding costs associated with the increasing balance of OREO and REHI properties held during the period.

        Interest expense decreased primarily due to the repayment and retirement of debt as well as the exchange of senior unsecured notes for new second-lien senior secured notes completed in the second quarter of 2009. In addition, a decrease in average borrowing rates to 3.92% from 4.96%, driven by decreases in LIBOR, contributed to the decrease in interest expense.

        During the nine months ended September 30, 2009, as a result of the continued deterioration in the commercial and residential real estate markets, we recorded impairment charges of $36.9 million to reduce the carrying value of OREO assets to their revised estimated fair values less costs to sell, $12.2 million related to investments in our other investments portfolio and $11.7 million for certain held-to-maturity and available-for-sale securities in our loans and other lending investments portfolio that were other-than-temporarily impaired. During the same period in 2008, we recorded impairment charges of $61.9 million for certain held-to-maturity and available-for-sale securities in our loans and other lending investments portfolio that were other-than-temporarily impaired, $36.2 million to reduce the carrying value of OREO assets to their revised estimated fair values less costs to sell, $35.2 million for a cost method equity investment in our other investments portfolio and $12.5 million to reduce the Fremont CRE intangible carrying value to its revised estimated fair value.

        At the end of the first quarter of 2009, due to the overall deterioration in the commercial real estate market, we determined our goodwill was impaired and recorded an impairment charge of $4.2 million, eliminating goodwill in our corporate tenant leasing reporting unit. At the end of the second quarter of 2008, due to the overall deterioration in the commercial real estate market, we determined our goodwill was impaired and recorded a non-cash impairment charge of $39.1 million, eliminating goodwill in our corporate real estate lending reporting unit.

        General and administrative expenses were reduced primarily due to lower payroll and payroll related costs, which declined 21% as a result of reductions in headcount. Additionally, we had lower income tax expense related to certain of our investments held in taxable REIT subsidiaries.

        Gain on early extinguishment of debt—During the nine months ended September 30, 2009, we retired $913.7 million par value of our senior unsecured notes through open market repurchases, completed our secured note exchange transactions and tendered $12.5 million of our outstanding senior floating rate notes which resulted in an aggregate net gain on early extinguishment of debt of $447.0 million. During the same period in 2008, we retired $264.9 million par value of our senior unsecured notes through open market repurchases which resulted in an aggregate net gain on early extinguishment of debt of $69.9 million.

        Gain on sale of joint venture interest—In April 2008, we closed on the sale of our TimberStar Southwest joint venture for a gross sales price of $1.71 billion, including the assumption of debt. We received net proceeds of $417.0 million for our interest in the venture and recorded a gain of $280.2 million.

        Earnings (loss) from equity method investments—Earnings (loss) from equity method investments decreased primarily due to a $9.4 million non-cash out of period charge to recognize additional losses from an equity method investment as a result of additional depreciation expense that should have been recorded at the equity method entity in prior periods (see Note 7 of the Notes to the Consolidated Financial Statements). The decrease was also attributable to weaker market performance that affected our strategic investments during the first nine months of 2009 as compared to the same period in 2008.

        Income (loss) from discontinued operations—For the nine months ended September 30, 2009, income (loss) from discontinued operations includes impairment charges of $11.5 million on CTL assets sold during the period or held for sale at the end of the period. Additionally, the same period in 2008 included higher operating results for CTL and TimberStar assets sold or classified as held for sale in 2008 and 2009.

        Gain from discontinued operations—We sold six CTL assets during the nine months ended September 30, 2009 and recognized gains of $12.4 million. During the nine months ended September 30, 2008, we sold several CTL assets and our Maine timber property for gains of $72.5 million.

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

        We believe that adjusted earnings is a helpful measure to consider, in addition to net income, because this measure helps us to evaluate how our commercial real estate finance business is performing compared to other commercial finance companies, without the effects of certain GAAP adjustments that are not necessarily indicative of current operating performance. The most significant GAAP adjustments that we exclude in determining adjusted earnings are depreciation, depletion, amortization and impairments of goodwill and intangible assets, which are typically non-cash charges. We do not exclude non-cash impairment charges on tangible assets or provisions for loan loss reserves. As a commercial finance company that focuses on real estate lending and corporate tenant leasing, we record significant depreciation on our real estate assets, depletion on our timber assets, and amortization of deferred financing costs associated with our borrowings. Depreciation, depletion and amortization do not affect our daily operations, but they do impact financial results under GAAP. By measuring our performance using adjusted earnings and net income (loss), we are able to evaluate how our business is performing both before and after giving effect to recurring GAAP adjustments such as depreciation, depletion and amortization (including earnings from joint venture interests on the same basis) and excluding impairments of goodwill and intangible assets and gains or losses from the sale of assets that will no longer be part of continuing operations.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008, As Adjusted(1)	2009	2008, As Adjusted(1)
	(in thousands)
Adjusted earnings:
Net income (loss).	$(247,442)	$(303,883)	$(616,487)	$(167,878)
Add: Depreciation, depletion and amortization	25,264	24,448	73,341	78,149
Add: Joint venture depreciation, depletion and amortization	1,897	1,943	16,091	12,513
Add: Deferred financing amortization	(8,780)	16,745	3,346	38,677
Add: Impairment of goodwill and intangible assets	—	—	4,186	51,549
Less: Hedge ineffectiveness, net	—	(1,256)	—	(2,106)
Less: Gain from discontinued operations	(809)	(19,955)	(12,426)	(72,487)
Less: Gain on sale of joint venture interest	—	—	—	(280,219)
Less: Net (income) loss attributable to noncontrolling interests	(515)	502	998	1,069
Less: Preferred dividends	(10,580)	(10,580)	(31,740)	(31,740)

Adjusted diluted earnings (loss) attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders(2)(3)	$(240,965)	$(292,036)	$(562,691)	$(372,473)

Weighted average diluted common shares outstanding	98,674	133,199	101,324	133,955

Explanatory Notes:

(1)
On January 1, 2009, we adopted the provisions of ASC 470-20-65-1 and 810-10-65-1. Both new standards require retroactive application for prior periods presented (see Notes 3, 9 and 11 of the Notes to the Consolidated Financial Statements).

(2)
HPU holders are Company employees who purchased high performance common stock units under the Company's High Performance Unit Program. Participating Security holders are Company employees and directors who hold unvested restricted stock units and common stock equivalents granted under the Company's Long Term Incentive Plan. For the three months ended September 30, 2009 and 2008, adjusted diluted earnings (loss) attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders includes $(6,737) and $(6,120), respectively, of adjusted earnings (loss) allocable to HPU holders. For the nine months ended September 30, 2009 and 2008, adjusted diluted earnings (loss) attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders includes $(15,333) and $(7,778), respectively, of adjusted earnings (loss) allocable to HPU holders.

(3)
For the three and nine months ended September 30, 2008, amounts exclude $1,271 and $2,393, respectively, of dividends paid to Participating Security holders.

Risk Management

        Loan Credit Statistics—The table below summarizes our non-performing loans and details the reserve for loan losses associated with our loans (in thousands):

	As of September 30, 2009	As of December 31, 2008
Non-performing loans
Carrying value	$4,026,293	$3,108,798
Participated portion	373,408	349,359

Managed Loan Value(1)	$4,399,701	$3,458,157
As a percentage of Managed Loan Value of total loans(2)	42.0%	27.5%
Watch list loans
Carrying value	$1,137,377	$1,026,446
Participated portion	43,777	238,450

Managed Loan Value(1)	$1,181,154	$1,264,896
As a percentage of Managed Loan Value of total loans(2)	11.3%	10.1%
Reserve for loan losses	$1,491,153	$976,788
As a percentage of Managed Loan Value of total loans(2)	14.2%	7.8%
As a percentage of Managed Loan Value of non-performing loans	33.9%	28.2%
Other real estate owned
Carrying value	$584,519	$242,505
Real estate held for investment, net
Carrying value	$335,635	$—

Explanatory Note:

(1)
Managed Loan Value of a loan is computed by adding iStar's carrying value of the loan and the participation interest sold on the Fremont CRE portfolio. The participation receives 70% of all loan principal payments including principal that we have funded. Therefore we are in the first loss position and we believe that presentation of the Managed Loan Value is more relevant than a presentation of our carrying value when discussing our risk of loss on the loans in the Fremont CRE Portfolio.

(2)
Managed Loan Value of total loans was $10,484,359 and $12,584,723 as of September 30, 2009 and December 31, 2008, respectively.

        Non-Performing Loans—We designate loans as non-performing at such time as: (1) management determines the borrower is incapable of, or has ceased efforts towards, curing the cause of an impairment; (2) the loan becomes 90 days delinquent; or (3) the loan has a maturity default. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of September 30, 2009, we had non-performing loans with an aggregate carrying value of $4.03 billion and an aggregate Managed Loan Value of $4.40 billion, or 42.0% of the Managed Loan Value of total loans. Our non-performing loans increased during the first nine months of 2009, particularly in our residential land development and condominium construction portfolios, due to the weakened economy and the continued disruption in the credit markets, which have adversely impacted the ability of many of our borrowers to service their debt and refinance our loans at maturity. Due to the continuing deterioration of the commercial real estate market, the process of estimating collateral values and reserves will continue to require significant judgment on the part of management, which is inherently uncertain and subject to change. Management currently believes there is adequate collateral and reserves to support the book values of the loans.

        Non-performing loans by property/collateral type as of September 30, 2009 were as follows ($ in thousands):

	Managed Loan Value	% of non- performing loans
Property/Collateral Type
Land	$1,328,348	30.2%
Condo Construction—Completed	720,786	16.4%
Mixed Use/Mixed Collateral	370,385	8.4%
Multifamily	369,511	8.4%
Condo Construction—In Progress	359,794	8.2%
Retail	298,358	6.8%
Entertainment/Leisure	273,860	6.2%
Hotel	203,817	4.6%
Conversion—In Progress	180,822	4.1%
Industrial/R&D	91,767	2.1%
Office	77,303	1.8%
Conversion—Completed	63,196	1.4%
Corporate—Real Estate	61,754	1.4%

Total	$4,399,701	100.0%

        Watch List Assets—We conduct a comprehensive quarterly credit review, resulting in an individual risk rating being assigned to each asset in our portfolio. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." As of September 30, 2009, we had assets on the watch list, (excluding non-performing loans), with an aggregate carrying value of $1.14 billion and an aggregate Managed Loan Value of $1.18 billion, or 11.3% of total Managed Loan Value.

        Reserve for Loan Losses—During the nine months ended September 30, 2009, the reserve for loan losses increased $514.4 million, which was the result of $1.04 billion of provisioning for loan losses reduced by $524.6 million of charge-offs. The reserve is increased through the provision for loan losses, which reduces income in the period recorded and the reserve is reduced through charge-offs.

        The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of September 30, 2009, we had $1.31 billion of asset-specific reserves compared to $799.6 million of asset-specific reserves at December 31, 2008. The increase in asset-specific reserves during the nine months ended September 30, 2009 was primarily due to the increase in non-performing loans as previously discussed. The increase was also due to additional reserves required for existing non-performing loans further impacted by the continued deterioration in the commercial real estate market.

        The formula-based general reserve is derived from estimated probabilities of principal loss and loss given default severities assigned to the portfolio during our quarterly internal risk rating assessment. Probabilities of principal loss and severity factors are based on industry and/or internal experience and may be adjusted for significant factors that, based on our judgment, impact the collectability of the loans as of the balance sheet date. The general reserve was $184.9 million as of September 30, 2009 and has increased from $177.2 million at December 31, 2008.

        Real Estate Held for Investment, net and Other Real Estate Owned—During the nine months ended September 30, 2009, we received title to properties in satisfaction of non-performing mortgage loans with a carrying value of $1.20 billion, for which the properties had served as collateral, and recorded charge-offs totaling $362.6 million related to these loans. Of this total, we recorded properties with a carrying value of $200.5 million to REHI and $639.1 million to OREO based on our strategy to either hold the properties over a longer period or to market them for sale. In addition, during the quarter ended September 30, 2009, we reclassified $136.5 million of assets previously recorded as OREO into REHI. During the nine months ended September 30, 2009, we sold OREO assets for net proceeds of $172.5 million and recorded impairment charges totaling $36.9 million due to changing market conditions, which were included in "Impairment of other assets" on our Consolidated Statements of Operations.

        Tenant Credit Characteristics—As of September 30, 2009, our CTL assets had 95 different tenants, of which 66% were public companies and 34% were private companies. In addition, 30% of the tenants were rated investment grade by one or more national rating agencies, 35% were rated non-investment grade and the remaining tenants were not rated.

Liquidity and Capital Resources

        We require significant capital to fund our investment activities and operating expenses. We currently estimate that we will fund $245.0 million of outstanding commitments associated with our loan portfolio during the remainder of 2009. However, the timing of funding these commitments and the amounts of the individual fundings are largely dependent on construction projects meeting certain milestones, and therefore they are difficult to predict with certainty. We have no debt maturities remaining in 2009.

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

        In March 2009, we obtained additional financing and consummated a restructuring of our existing unsecured revolving credit facilities by entering into new secured credit facilities (the "Secured Credit Facilities Transaction"). In connection with this transaction, we entered into a $1.00 billion First Priority Credit Agreement which will mature in June 2012 and is secured by a pool of collateral consisting of loan assets, corporate tenant lease assets and securities. We also entered into a $1.70 billion Second Priority Credit Agreement maturing in June 2011 and a $950.0 million Second Priority Credit Agreement maturing in June 2012 with the same lenders participating in the First Priority Credit Agreement, who have a second lien on the same collateral pool. Refer to the Unsecured/Secured Credit Agreements section below for further details on these transactions.

        In May 2009, we completed a series of private offers through which $1.01 billion aggregate principal amount of our senior unsecured notes of various series were exchanged for $634.8 million aggregate principal amount of new second-lien senior secured notes issued by us and guaranteed by certain of our subsidiaries. The new second lien notes have a second lien on the same collateral pool as the First and Second Priority Credit Agreements described above. Concurrent with the exchange offer, we repurchased for cash $12.5 million par value of our outstanding senior floating rate notes due September 2009 pursuant to a cash tender offer.

        During the three months ended September 30, 2009, we received gross principal repayments from borrowers of $403.6 million and $203.0 million in proceeds from strategic asset sales. We funded $277.3 million of loan commitments during the quarter and repaid outstanding debt of $273.1 million. We also repurchased $255.5 million par value of senior unsecured notes resulting in the recognition of $91.7 million in net gains on the early extinguishment of debt during the quarter. We may from time to time seek to retire or repurchase additional outstanding debt through cash purchases and/or exchanges, which may take the form of open market purchases, privately negotiated transactions or otherwise.

        As of September 30, 2009, we had $187.1 million of unrestricted cash. We will need additional liquidity over the coming year to supplement loan repayments and cash generated from operations in order to meet our debt maturities and funding obligations. We actively manage our liquidity and continually work on initiatives to address both our debt covenants compliance and our liquidity needs. We expect proceeds from asset sales to supplement loan repayments and intend to continue to analyze additional asset sales, secured financing alternatives and other strategic transactions in order to maintain adequate liquidity. Under the terms of our credit agreements, we can issue a total of up to $1.00 billion of second priority secured notes in exchange or refinancing transactions involving our unsecured notes. After giving effect to the private exchange offers in May 2009, described above, we can issue up to $365.2 million of new notes in exchange or refinancing transactions. Our liquidity plan is dynamic and we expect to monitor the markets and adjust our plan as market conditions change. There is a risk that we will not be able to meet all of our funding and debt service obligations or maintain compliance with our debt covenants. Management's failure to successfully implement our liquidity plan could have a material adverse effect on our financial position and covenant compliance, results of operations and cash flows.

        Compliance with our debt covenants will also impact our ability to obtain additional debt and equity financing. In addition, any decision by our lenders and investors to provide us with additional financing may depend upon a number of other factors, such as our compliance with the terms of existing credit arrangements, our financial performance, our credit ratings, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.

        The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of September 30, 2009. We have no other long-term liabilities that would constitute a contractual obligation.

	Principal And Interest Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	5 – 10 Years	After 10 Years
	(In thousands)
Long-Term Debt Obligations:
Unsecured notes	$3,874,428	$460,029	$1,561,807	$1,356,437	$496,155	$—
Secured notes	634,801	—	155,253	479,548	—	—
Convertible notes	787,750	—	—	787,750	—	—
Unsecured revolving credit facilities	748,562	—	748,562	—	—	—
Secured term loans	4,004,383	5,445	3,734,784	56,178	21,784	186,192
Secured revolving credit facility	961,128	—	961,128	—	—	—
Trust preferred	100,000	—	—	—	—	100,000

Total	11,111,052	465,474	7,161,534	2,679,913	517,939	286,192
Interest Payable(1)	1,617,922	461,383	651,820	316,143	138,954	49,622
Operating Lease Obligations	53,407	6,317	12,040	9,710	19,460	5,880

Total(2)	$12,782,381	$933,174	$7,825,394	$3,005,766	$676,353	$341,694

Explanatory Notes:

(1)
All variable-rate debt assumes a 30-day LIBOR rate of 0.25% (the 30-day LIBOR rate at September 30, 2009).

(2)
We also have letters of credit outstanding totaling $14.4 million as additional collateral for several of our investments. See "Off-Balance Sheet Transactions" below, for a discussion of certain unfunded commitments related to our lending and CTL business.

        Unsecured/Secured Credit Agreements—In March 2009, we entered into a $1.00 billion First Priority Credit Agreement with participating members of our existing bank lending group. The First Priority Credit Agreement will mature in June 2012. Borrowings bear interest at the rate of LIBOR + 2.50% per year, subject to adjustment based upon our corporate credit ratings (see Ratings Triggers below) and are collateralized by a first-priority lien on the same pool of assets collateralizing the Second Priority Secured Exchange Notes and the Second Priority Credit Agreements (see below). As of September 30, 2009, the First Priority Credit Agreement was fully drawn.

        Also in March 2009, we restructured our two unsecured revolving credit facilities by entering into two Second Priority Credit Agreements, with $1.70 billion maturing in 2011 and $950.0 million maturing in 2012, with the same lenders participating in the First Priority Credit Agreement. Such lenders' commitments under our unsecured facilities have been terminated and replaced by their commitments under the Second Priority Credit Agreements. Under these agreements, the participating lenders will have a second priority lien on the same collateral pool securing the First Priority Credit Agreement and the Second Priority Secured Exchange Notes (see below). Borrowings bear interest at the rate of LIBOR + 1.50% per year, subject to adjustment based upon our corporate credit ratings (see Ratings Triggers below). As of September 30, 2009, the two Second Priority Credit Agreements were fully drawn.

        At September 30, 2009, the total carrying value of assets pledged as collateral under the First and Second Priority Credit Agreements and the Second Priority Secured Exchange Notes was $5.73 billion. Under certain circumstances, the First and Second Priority Credit Agreements require that payments of principal and net sale proceeds received by us in respect of assets constituting collateral for our obligations under these agreements be applied toward the mandatory prepayment of loans and commitment reductions under them. We would be required to make such prepayments (i) during any time that the ratio of our EBITDA to fixed charges, as defined under the agreements, is less than 1.25 to 1.00, (ii) if, after receiving a payment of principal or net sale proceeds in respect of collateral, we have insufficient eligible assets available to pledge as replacement collateral or (iii) if, and for so long as, the aggregate principal amount of loans outstanding under the First Priority Credit Agreement exceeds $500 million at any time on or after September 30, 2010, or zero at any time on or after March 31, 2011.

        Concurrently with entering into the First and Second Priority Credit Agreements, we entered into amendments to our $2.22 billion and $1.20 billion unsecured revolving credit facilities. As of September 30, 2009, after giving effect to the amendments, outstanding balances on the unsecured credit facilities were $504.5 million, which will expire in June 2011, and $244.0 million, which will expire in June 2012. The amendments eliminated certain covenants and events of default. The unsecured revolving credit facilities may not be repaid prior to maturity while the First and Second Priority Credit Agreements remain outstanding. These facilities remain unsecured and no changes were made to the pricing terms of these facilities in connection with these amendments.

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

        During the nine months ended September 30, 2009, we also repaid and terminated our LIBOR-based secured revolving credit facility due September 2009.

        Unencumbered Assets/Unsecured Debt—The following table shows the ratio of unencumbered assets to unsecured debt at September 30, 2009 and December 31, 2008 (in thousands):

	As of September 30, 2009	As of December 31, 2008
Total Unencumbered Assets	$7,566,297	$13,540,138
Total Unsecured Debt(1)	$5,510,740	$10,612,225
Unencumbered Assets/Unsecured Debt	137%	128%

Explanatory Note:

(1)
See Note 9 of the Notes to Consolidated Financial Statements for a more detailed description of our unsecured debt.

        Capital Markets Activity—On May 8, 2009, we completed a series of private offers in which we issued $155.3 million aggregate principal amount of our 8.00% second priority senior secured guaranteed notes due 2011 ("2011 Notes") and $479.5 million aggregate principal amounts of our 10.0% second priority senior secured guaranteed notes due 2014 ("2014 Notes" and together with the 2011 Notes, the "Second Priority Secured Exchange Notes") in exchange for $1.01 billion aggregate principal amount of our senior unsecured notes of various series. The Second Priority Secure Exchange Notes are collateralized by a second priority lien on the same pool of collateral pledged under the First and Second Priority Credit Agreements consisting of loans, debt securities and the equity interests of certain of our subsidiaries that own loans and debt securities, corporate tenant leases and other assets. The indentures governing the Second Priority Secured Exchange Notes contain a number of covenants, including that we maintain collateral coverage of at least 1.3x the aggregate borrowings under the First Priority Credit Agreement, the Second Priority Credit Agreements and the Second Priority Secured Exchange Notes, see "Debt Covenants." In conjunction with the exchange, we also repurchased $12.5 million par value of our outstanding senior floating rate notes due September 2009.

        We accounted for the issuance of the 2014 Notes in exchange for various series of senior unsecured notes as a troubled debt restructuring. As such, we recognized a gain on the exchange to the extent that the prior carrying value of the senior unsecured notes exceeded the total future contractual cash payments of the 2014 Notes, consisting of both principal and interest. The issuance of the 2011 Notes in exchange for senior unsecured notes was considered a modification of the original debt resulting in adjustments to the carrying amounts for any new premiums or discounts. As a result of these transactions, including the repurchase of $12.5 million of outstanding senior floating notes due September 2009, we recognized a $108.0 million gain on early extinguishment of debt, net of closing costs of $11.8 million, and recorded a deferred gain of $262.7 million which is reflected as premiums to the par value of the new debt. These premiums will be amortized over the terms of the 2011 Notes and the 2014 Notes as a reduction to interest expense. In addition, in connection with the exchange for the 2011 Notes, we incurred $4.3 million of direct costs which were recorded in "Other expense" on the Consolidated Statements of Operations.

        During the three and nine months ended September 30, 2009, we repurchased, through open market and private transactions, $255.5 million and $913.7 million, respectively, par value of our senior unsecured notes with various maturities ranging from September 2009 to March 2017. In connection with these repurchases, we recorded an aggregate net gain on early extinguishment of debt of $91.7 million and $339.0 million for the three and nine months ended September 30, 2009, respectively. We may repurchase additional debt securities that we have issued from time to time in open market transactions, privately negotiated purchases or exchanges. There can be no assurance as to the timing or amount of any such repurchases or whether we will recognize gains from such repurchases.

        During the nine months ended September 30, 2009, we also repaid our LIBOR + 0.34% senior notes due September 2009, our LIBOR + 0.55% senior notes due March 2009 and our 4.875% senior notes due January 2009.

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

        During the nine months ended September 30, 2009, we repaid our LIBOR + 4.50% secured term loan due September 2009.

        As of September 30, 2009, future scheduled maturities of outstanding long-term debt obligations, net are as follows (in thousands):

2009 (remaining three months)	$—
2010	778,261
2011	4,068,326
2012	3,568,171
2013	1,206,014
Thereafter	1,490,280

Total principal maturities	11,111,052
Unamortized debt premiums, net	200,353

Total long-term debt obligations, net	$11,311,405

        Debt Covenants—Our ability to borrow under our secured credit facilities depends on maintaining compliance with various covenants, including specified financial ratios, such as fixed charge coverage, unencumbered assets to unsecured indebtedness, and leverage ratios. In addition, we are required to maintain a minimum consolidated tangible net worth level of at least $1.5 billion. As of September 30, 2009, our minimum tangible net worth was $1.81 billion. Further loan loss reserves and impairment charges will adversely impact our tangible net worth. All of these covenants are maintenance covenants and, if breached could result in an acceleration of our facilities if a waiver or modification is not agreed upon with the requisite percentage of lenders. Our secured credit facilities also impose limitations on repayments, repurchases, refinancings and optional redemptions of our existing unsecured notes or secured exchange notes issued pursuant to our exchange offer, as well as limitations on repurchases of our Common Stock. For so long as we maintain our qualification as a REIT, the secured credit facilities permit us to distribute 100% of our REIT taxable income on an annual basis. We may not pay common dividends if we cease to qualify as a REIT.

        Our publicly held debt securities also contain covenants that include fixed charge coverage and unencumbered assets to unsecured indebtedness ratios. The fixed charge coverage ratio is an incurrence test. If we do not meet the fixed charge coverage ratio, our ability to incur additional indebtedness will be restricted. The unencumbered assets to unsecured indebtedness covenant is a maintenance covenant and, if breached and not cured within applicable cure periods, could result in acceleration of our publicly held debt unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. Based on our unsecured credit ratings at September 30, 2009, the financial covenants in our publicly held debt securities, including the fixed charge coverage ratio and maintenance of unencumbered assets to unsecured indebtedness ratio, are operative.

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

        Ratings Triggers—Our First and Second Priority Secured Credit Agreements bear interest at LIBOR based rates plus an applicable margin which varies between the First Priority Credit Agreement and the Second Priority Credit Agreement and is determined based on the Company's corporate credit ratings. The interest rate on borrowings under our unsecured revolving credit facilities also varies based upon our corporate credit ratings. At September 30, 2009, our credit ratings were B- from S&P, Ca from Moody's and CC from Fitch. Our ability to borrow under our unsecured and revolving credit facilities is not dependent on the level of our credit ratings. Based on our current credit ratings, further downgrades in our credit ratings will have no effect on our borrowing rates under these facilities.

        Hedging Activities—We have variable-rate lending assets and variable-rate debt obligations. These assets and liabilities create a natural hedge against changes in variable interest rates. This means that, as interest rates increase, we earn more on our variable-rate lending assets and pay more on our variable-rate debt obligations and, conversely, as interest rates decrease, we earn less on our variable-rate lending assets and pay less on our variable-rate debt obligations. When our variable-rate debt obligations differ significantly from our variable-rate lending assets, we utilize derivative instruments to limit the impact of changing interest rates on our net income. Our interest rate risk management policy recommends that we enter into hedging transactions when it is determined, based on sensitivity models, that the impact of various increasing or decreasing interest rate scenarios could have a significant negative effect on our expected net interest income. We do not use derivative instruments for speculative purposes. The derivative instruments we use are typically in the form of interest rate swaps and interest rate caps. Interest rate swaps can effectively either convert variable-rate debt obligations to fixed-rate debt obligations or convert fixed-rate debt obligations into variable-rate debt obligations. Interest rate caps effectively limit the maximum interest rate payable on variable-rate debt obligations.

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

        The table below presents the fair value of our derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (in thousands):

	Asset Derivatives				Liability Derivatives
	As of September 30, 2009		As of December 31, 2008		As of September 30, 2009		As of December 31, 2008
Derivatives not designated as hedging instruments under FASB ASC 815-20	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate caps	Other Assets	$859	Other Assets	$726	Other Liabilities	$(592)	Other Liabilities	$(131)
Foreign exchange contracts	Other Assets	1,526	Other Assets	2,949	Other Liabilities	(1,566)	Other Liabilities	—
Fair value interest rate swap	Other Assets	—	Other Assets	197	Other Liabilities	—	Other Liabilities	—

Total		$2,385		$3,872		$(2,158)		$(131)

        The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2009 (in thousands):

	For the three months ended September 30, 2009		For the nine months ended September 30, 2009
Derivatives not designated as hedging instruments under FASB ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate caps	Other expense	$(348)	Other expense	$(329)
Foreign exchange contracts	Other expense	(1,602)	Other expense	(1,675)

Total		$(1,950)		$(2,004)

        Foreign currency hedges—The following table presents our foreign currency derivatives outstanding as of September 30, 2009 (in thousands):

Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity	Fair Value
Sell SEK/Buy USD forward	SEK 104,144	14,859	October 2009	$(1,566)
Buy USD/Sell INR forward	INR 483,392	10,000	November 2009	$1,526

        Interest rate caps—The following table represents the notional principal amounts and fair values of interest rate caps by class (in thousands):

	As of
	September 30, 2009	December 31, 2008
Interest rate cap bought	$947,862	$947,862
Interest rate cap sold	(947,862)	(947,862)

Total interest rate caps	$—	$—

        Off-balance sheet transactions—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity.

        We have certain discretionary and non-discretionary unfunded commitments related to our loans, CTLs and other lending investments that we may be required to, or choose to, fund in the future. Discretionary commitments are those under which we have sole discretion with respect to future funding. Non-discretionary commitments are those that we are generally obligated to fund at the request of the borrower or upon the occurrence of events outside of our direct control. As of September 30, 2009, we had 98 loans with unfunded commitments totaling $1.03 billion, of which $126.6 million was discretionary and $902.8 million was non-discretionary. In addition, we had $13.1 million of non-discretionary unfunded commitments related to seven existing customers in the form of tenant improvements which were negotiated between us and the customers at the commencement of the leases. Further, we had 14 strategic investments with unfunded non-discretionary commitments of $90.0 million.

        Transactions with related parties—We have substantial investments in a non-controlling interest of Oak Hill Advisors, L.P., Oak Hill Credit Alpha MGP, OHSF GP Partners II, LLC, Oak Hill Credit Opportunities MGP, LLC, OHSF GP Partners (Investors), LLC, OHA Finance MGP, LLC, OHA Capital Solutions MGP, LLC, OHA Strategic Credit GenPar, LLC, OHA Leveraged Loan Portfolio GenPar, LLC, OHA Structured Products MGP, LLC, Oakhill Credit Opp Fund, LP and Oak Hill Credit Partners II, Limited (see Note 7 to the Company's Notes to Consolidated Financial Statements). In relation to our investment in these entities, we appointed to our Board of Directors a member that holds a substantial investment in these same nine entities. As of September 30, 2009, the carrying value in these ventures was $172.4 million. We recorded equity in earnings from these investments of $9.4 million for the nine months ended September 30, 2009. We have also invested directly in six funds managed by Oak Hill Advisors, L.P., which have a cumulative carrying value of $0.3 million as of September 30, 2009.

        DRIP/Stock Purchase Plans—During the nine months ended September 30, 2009, we did not issue any Common Stock under the plan. During the nine months ended September 30, 2008, we issued 178,000 shares of Common Stock resulting in net proceeds of $1.8 million.

        Stock Repurchase Program—On March 13, 2009, our Board of Directors authorized the repurchase of up to $50 million of Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans.

        During the nine months ended September 30, 2009 and 2008, we repurchased 8.5 million shares and 2.8 million shares, respectively, of our outstanding Common Stock for a cost of $21.8 million and $20.0 million, respectively, at an average cost of $2.56 per share and $7.23 per share, respectively.

        As of September 30, 2009, we had $29.5 million available to repurchase Common Stock under the authorized stock repurchase program.

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

        During the nine months ended September 30, 2009, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Note 3 to our Consolidated Financial Statements. The following is a summary of accounting policies that require more significant management estimates and judgments:

        Reserve for loan losses—The reserve for loan losses is a valuation allowance that reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through the "Provision for loan losses" on our Consolidated Statements of Operations and is decreased by charge-offs when losses are confirmed through the receipt of assets such as cash in a pre-foreclosure sale or via ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased. The reserve for loan losses includes a general, formula-based component and an asset-specific component.

        The general, formula-based reserve component covers performing loans and provisions for loan losses are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. Required reserve balances for the performing loan portfolio are derived from estimated probabilities of principal loss and loss given default severities. Estimated probabilities of principal loss and loss severities are assigned to each loan in the portfolio during our quarterly internal risk rating assessment. Probabilities of principal loss and severity factors are based on industry and/or internal experience and may be adjusted for significant factors that, based on our judgment, impact the collectability of the loans as of the balance sheet date.

        The asset-specific reserve component relates to reserves for losses on impaired loans. We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. A reserve is established when the present value of payments expected to be received, observable market prices, or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) of an impaired loan is lower than the carrying value of that loan. A loan is also considered impaired if its terms are modified in a troubled debt restructuring ("TDR"). A TDR occurs when the Company grants a concession to a borrower in financial difficulty by modifying the original terms of the loan. Each of our non-performing loans ("NPL's") and TDR loans are considered impaired and are evaluated individually to determine required asset-specific reserves.

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

        Real estate held for investment, net—REHI consists of properties acquired through foreclosure or through deed-in-lieu of foreclosure in partial or total satisfaction of non-performing loans that management intends to hold, operate or develop for a period of at least twelve months. REHI assets are initially recorded at their estimated fair value. The excess of the carrying value of the loan over the fair value of the property is charged-off against the reserve for loan losses when title to the property is obtained. Upon acquisition, tangible and intangible assets and liabilities acquired are recorded at their estimated fair values. We consider REHI assets to be long-lived and periodically review them for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment of REHI assets is measured in the same manner as long-lived assets as described below. We may reclassify assets between OREO and REHI if management's strategy for the asset changes.

        Other real estate owned ("OREO")—OREO consists of properties acquired through foreclosure or by deed-in-lieu of foreclosure in partial or total satisfaction of non-performing loans that we intend to market for sale in the near term. OREO is recorded at the lower of cost or estimated fair value less costs to sell. The excess of the carrying value of the loan over the fair value of the property less estimated costs to sell is charged-off against the reserve for loan losses when title to the property is obtained. Significant property improvements may be capitalized to the extent that the carrying value of the property does not exceed the estimated fair value less costs to sell. The gain or loss on final disposition of an OREO is recorded in "Impairment of other assets" on our Consolidated Statements of Operations, and is considered income (loss) from continuing operations as it represents the final stage of our loan collection process.

        We review the recoverability of an OREO asset's carrying value when events or circumstances indicate a potential impairment of a property's value. If impairment exists a loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property less cost to sell. These impairments are recorded in "Impairment of other assets" on the Consolidated Statements of Operations.

        Long-lived assets impairment test—CTL assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less costs to sell and are included in "Assets held for sale" on our Consolidated Balance Sheets. The difference between the estimated fair value less costs to sell and the carrying value will be recorded as an impairment charge and included in "Income from discontinued operations" on the Consolidated Statements of Operations. Once the asset is classified as held for sale, depreciation expense is no longer recorded and historical operating results are reclassified to "Income from discontinued operations" on the Consolidated Statements of Operations.

        We periodically review long-lived assets to be held and used for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. A held for use long-lived asset's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of CTL and REHI assets are recorded in "Impairment of other assets," on our Consolidated Statements of Operations.

        Identified intangible assets and goodwill—We record intangible assets acquired at their estimated fair values separate and apart from goodwill. We determine whether such intangible assets have finite or indefinite lives. As of September 30, 2009, all such acquired intangible assets have finite lives. We amortize finite lived intangible assets based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in "Impairment of other assets" on our Consolidated Statements of Operations.

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

        Consolidation—Variable Interest Entities—We invest in many entities where we either own a minority interest or may have a majority interest, but do not have voting control of the entity. We must evaluate these types of interests to determine if the entity is a variable interest entity ("VIE"), and if we are the primary beneficiary. There is a significant amount of judgment required to determine if an entity is considered a VIE and if we are the primary beneficiary, we first perform a qualitative analysis, which requires certain subjective decisions regarding our assessment, including, but not limited to, the nature and structure of the entity, the variability of the economic interests that the entity passes along to its interest holders, the rights of the parties and the purpose of the arrangement. An iterative quantitative analysis is required if our qualitative analysis proves inconclusive as to whether the entity is a VIE or we are the primary beneficiary and consolidation is required.

        Fair value of assets and liabilities—The degree of management judgment involved in determining the fair value of assets and liabilities is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, we would use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement.

        See Note 17 of the Notes to Consolidated Financial Statements for a complete discussion on our use of fair valuation of financial assets and financial liabilities and the related measurement techniques.

        Recently Issued Accounting Pronouncements—For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see Note 3 of the Notes to Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        There have been no material changes in Quantitative and Qualitative Disclosures About Market Risk for the first nine months of 2009 as compared to the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2008. See discussion of quantitative and qualitative disclosures about market risk under Item 7a—"Quantitative and Qualitative Disclosures about Market Risk," included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the disclosure committee and other members of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) or Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

        On November 17, 2008, Plumbers Union Local No. 12 Pension Fund and Citiline Holdings, Inc. were appointed Lead Plaintiffs to pursue the Citiline Action. Plaintiffs filed a Consolidated Amended Complaint on February 2, 2009, purportedly on behalf of a putative class of investors who purchased iStar common stock between December 6, 2007 and March 6, 2008 (the "Complaint"). The Complaint named as defendants the Company, certain of its current and former executive officers, and certain investment banks who served as underwriters in the Company's Offering. The Complaint reasserted claims for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and added claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Plaintiffs allege the defendants made certain material misstatements and omissions relating to the Company's continuing operations, including the value of the Company's loan portfolio and certain debt securities held by the Company. The Complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorneys fees, and rescission of the public offering. No class has been certified and discovery has not begun. The Company and its current and former officers filed a motion to dismiss the Complaint on April 27, 2009, which was fully briefed as of August 20, 2009 and is pending before the Court.

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

ITEM 1A.    RISK FACTORS

        See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended September 30, 2009:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
August 1 – August 31, 2009	2,200,723	$2.32	2,200,723	$29,456,795

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

iSTAR FINANCIAL INC. Registrant
Date: November 6, 2009	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (Principal executive officer)
Date: November 6, 2009	/s/ JAMES D. BURNS James D. Burns Chief Financial Officer (Principal financial and accounting officer)