Form 10-K
period 2009-12-31
ISTAR FINANCIAL INC
filed 2010-03-01
CIK 1095651

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          As of June 30, 2009 the aggregate market value of the common stock, $0.001 par value per share of iStar Financial Inc. ("Common Stock"), held by non-affiliates (1) of the registrant was approximately $267.1 million, based upon the closing price of $2.84 on the New York Stock Exchange composite tape on such date.

          As of February 16, 2010, there were 94,195,478 shares of Common Stock outstanding.

(1)
For purposes of this Annual Report only, includes all outstanding Common Stock other than Common Stock held directly by the registrant's directors and executive officers.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of the registrant's definitive proxy statement for the registrant's 2010 Annual Meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        The lending business is primarily comprised of senior and mezzanine real estate loans that typically range in size from $20 million to $150 million and have original terms generally ranging from three to ten years. These loans may be either fixed-rate (based on the U.S. Treasury rate plus a spread) or variable-rate (based on LIBOR plus a spread) and are structured to meet the specific financing needs of the borrowers. The Company also provides senior and subordinated capital to corporations, particularly those engaged in real estate or real estate related businesses. These financings may be either secured or unsecured, typically range in size from $20 million to $150 million and have initial maturities generally ranging from three to ten years. As part of the lending business, the Company also acquires whole loans, loan participations and debt securities which present attractive risk-reward opportunities.

        The Company's corporate tenant leasing business provides capital to corporations and other owners who control facilities leased to single creditworthy customers. The Company's net leased assets are generally mission critical headquarters or distribution facilities that are subject to long-term leases with public companies, many of which are rated corporate credits. Most of the leases provide for expenses at the facility to be paid by the corporate customer on a triple net lease basis. Corporate tenant lease, or

"CTL," transactions have initial terms generally ranging from 15 to 20 years and typically range in size from $20 million to $150 million.

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

        The Company began its business in 1993 through private investment funds and became publicly traded in 1998. Since that time, the Company has grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions, including the acquisition of TriNet Corporate Realty Trust, Inc. in 1999, the acquisitions of Falcon Financial Investment Trust and of a significant non-controlling interest in Oak Hill Advisors, L.P. and affiliates in 2005, and the acquisition of the commercial real estate lending business and loan portfolio which we refer to as the "Fremont CRE," of Fremont Investment and Loan, or "Fremont," a division of Fremont General Corporation, in 2007.

Current Market Conditions

        The financial market conditions that began in late 2007, including the economic recession and tightening of credit markets, continued to significantly impact the commercial real estate market and financial services industry in 2009. The severe economic downturn led to a decline in commercial real estate values which, combined with a lack of available debt financing for commercial and residential real estate assets, limited borrowers' ability to repay or refinance their loans. Further, the ability of many of the Company's borrowers to sell units in residential projects has been adversely impacted by current economic conditions and the lack of end loan financing available to residential unit purchasers. The combination of these factors continued to adversely affect the Company's business, financial condition and operating performance in 2009, resulting in significant additions to non-performing assets, increases in the related provision for loan losses and a reduction in the level of liquidity available to finance its operations. These economic factors and their effects on the Company's operations have resulted in increases in its financing costs, a continuing inability to access the unsecured debt markets, depressed prices for its Common Stock, the continued suspension of quarterly Common Stock dividends and has narrowed the Company's margin of compliance with debt covenants. In addition, we have significantly curtailed our asset origination activities, reduced operating expenses and focused on asset management in order to maximize recoveries from existing asset resolutions. A more detailed discussion of how current market conditions have impacted the Company is provided in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations."

Risk Management

        The Company's risk management team is comprised of over 120 professionals with in-house experience in asset management, legal, corporate credit, loan servicing, project and construction management and engineering. The risk management team includes a rated loan servicer, iStar Asset Services, or "iSAS," that provides the Company's customers with responsive post-closing support. The Company employs a proactive risk management strategy centered on information sharing and frequent customer contact.

        The Company has a quarterly risk rating process that enables it to evaluate, monitor and manage asset-specific credit issues and identify credit trends on a portfolio-wide basis. The quarterly risk rating process allows the Company to create a common language and framework to evaluate risk and the adequacy of the loan loss provision and reserves. A detailed credit review of each asset is performed quarterly with ratings of "1" to "5" assigned ("1" represents the lowest level of risk, "5" represents the highest level of risk). Risk ratings provide the Company with a means of identifying assets that warrant a greater degree of monitoring and senior management attention.

        The Company also has collateral and customer monitoring risk management systems that enable it to proactively review the performance of its asset base. Risk management information is generated from collateral-level controls, customer reporting requirements and on-site asset monitoring programs.

        iSAS, the Company's rated loan servicing subsidiary, and the Company's corporate tenant lease asset management personnel are responsible for managing the Company's asset base, including monitoring customers' compliance with their respective loan and leasing agreements, collecting customer payments and analyzing and distributing customer performance information throughout the Company. iSAS performs servicing responsibilities primarily for Company owned assets and is currently rated "strong" by Standard & Poor's.

        Loan customers are required to comply with periodic covenant tests and typically must submit collateral performance information, such as monthly operating statements and operating budgets, to the Company. The Company may also require customers to deposit cash into escrow accounts to cover major capital expenditures, such as expected re-tenanting costs, and typically requires approval rights over major decisions impacting collateral cash flows. In some cases, collateral cash receipts must be deposited into lock-box bank accounts with the Company before the net cash, after debt service, is distributed to its customers. In addition, the Company has a formal annual inspection program designed to ensure that its corporate tenant lease customers are complying with their lease terms.

        The Company's risk management team employs an asset specific approach to managing and resolving loans that may become non-performing as well as other real estate owned assets ("OREO") and real estate held for investment assets ("REHI"). Asset performance or collectability can deteriorate due to a variety of factors, including adverse market conditions, construction delays and overruns, or a borrower's financial condition or managerial capabilities. Once an asset's performance or collectability begins deteriorating and we believe the asset will become a non-performing loan ("NPL"), the team seeks to formulate asset resolution strategies which may include, but are not limited to the following:

  •
  Foreclosing on a loan to gain title to the underlying property collateral. Once title is obtained, the risk management team puts in place an asset-specific plan designed to maximize the value of the collateral—which can include completing the construction or renovation of the property, continuing the sale of condominium units, leasing or increasing the occupancy of the property, engaging a third party property manager or selling the entire asset or a partial interest to a third party. In appropriate circumstances the Company may also seek to collect under guarantees of the loan;

  •
  Selling the existing mortgage note to a third party;

  •
  Entering into a restructuring discussion with the borrower. Typical loan terms that may be changed or modified in a restructuring include: the interest rate, loan amount, maturity date or the level of borrower support through guarantees or letters of credit.

        The risk management team responsible for a non-performing loan or OREO/REHI resolution presents its proposed plan to the Company's senior management team for discussion and approval. The resolution plan is monitored as part of the Company's asset management meetings and its quarterly risk rating process. Asset resolution strategies may be modified as conditions change.

Financing Strategy

        The Company has utilized a wide range of debt and equity capital resources to finance its investment and growth strategies. Prior to the onset of the credit crisis, the Company's primary sources of liquidity were its unsecured bank credit facilities, issuances of unsecured debt and equity securities in capital markets transactions and repayments of loans. However, liquidity in the capital markets has been severely constrained since the beginning of the credit crisis, increasing the Company's cost of funds and effectively eliminating its access to the unsecured debt markets—previously its primary source of debt financing. The Company has also seen its stock price decline significantly, which has limited its ability to access additional equity capital. As a result, the Company has sought alternative sources of liquidity primarily through secured debt financings and sales of assets. The Company has sought, and will continue to seek to raise capital through means other than unsecured financing, such as additional secured financing, asset sales, joint ventures and other third party capital arrangements. A more detailed discussion of the Company's current liquidity and capital resources is provided in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations."

Investment Strategy

        Given the economic conditions within the commercial real estate market, the uncertainty associated with the timing of scheduled loan repayments and the increased constraints in the financing markets, the Company's new loan and CTL originations were limited during 2008 and 2009. Prior to 2008, the Company's investment strategy targeted specific sectors of the real estate and corporate credit markets in which it believed it could deliver innovative, custom-tailored and flexible financial solutions to its customers, thereby differentiating its financial products from those offered by other capital providers.

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

        Substantially all of the Company's investments have been in assets with customers based in the United States. As of December 31, 2009, based on current gross carrying values, the Company's total investment portfolio has the following characteristics:

Asset Type

Property Type

Geography

Underwriting Process

        The Company discusses and analyzes investment opportunities in meetings which are attended by its investment professionals, as well as representatives from its legal, credit, risk management and capital markets areas. The Company has developed a process for screening potential investments called the Six Point Methodologysm. Through this process, the Company evaluates an investment opportunity prior to beginning its formal due diligence process by: (1) evaluating the source of the opportunity; (2) evaluating the quality of the collateral or corporate credit, as well as its market or industry dynamics; (3) evaluating the equity or corporate sponsor; (4) determining whether it can implement an appropriate legal and financial structure for the transaction given its risk profile; (5) performing an alternative investment test; and (6) evaluating the liquidity of the investment and its ability to match fund the asset.

        The Company's underwriting process provides for feedback and review by key disciplines within the Company, including investments, credit, risk management, legal/structuring and capital markets. Participation is encouraged from professionals in these disciplines throughout the entire origination process, from the initial consideration of the opportunity, through the Six Point Methodologysm and into the preparation and distribution of a memorandum for the Company's internal and/or Board of Directors investment committees.

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

Hedging Strategy

        The Company has variable-rate lending assets and variable-rate debt obligations. These assets and liabilities create a natural hedge against changes in variable interest rates. This means that, as interest rates increase, the Company earns more on its variable-rate lending assets and pays more on its variable-rate debt obligations and, conversely, as interest rates decrease, the Company earns less on its variable-rate lending assets and pays less on its variable-rate debt obligations. When the Company's variable-rate debt obligations differ significantly from its variable-rate lending assets, the Company may utilize derivative instruments to limit the impact of changing interest rates on its net income. The Company's interest rate risk management policy requires that it enter into hedging transactions when it is determined, based on sensitivity models, that the impact of various increasing or decreasing interest rate scenarios could have a significant negative effect on its net interest income. The Company does not use derivative instruments for speculative purposes. The derivative instruments the Company uses are typically in the form of interest rate swaps and interest rate caps.

Industry Segments

        The Company has determined that it has two reportable operating segments: Real Estate Lending and Corporate Tenant Leasing. The Real Estate Lending segment includes all of the Company's activities related to senior and mezzanine real estate debt and corporate capital investments, OREO and REHI. The Corporate Tenant Leasing segment includes all of the Company's activities related to the ownership and leasing of corporate facilities. Segment revenue and profit information is presented in Note 17 of the Company's Notes to Consolidated Financial Statements.

Real Estate Lending

        The Company's Real Estate Lending segment includes loans and other lending investments, real estate held for investment and other real estate owned.

        Loans and other lending investments primarily consists of senior mortgage loans that are secured by commercial and residential real estate assets. A smaller portion of the portfolio consists of subordinated mortgage loans that are secured by subordinated interests in commercial and residential real estate assets, corporate/partnership loans, which are typically unsecured and may be senior or subordinate and corporate debt securities.

        As of December 31, 2009, a significant portion of the Company's loan portfolio was designated as non-performing. Non-performing loans are placed on non-accrual status and reserves for loan losses are recorded to the extent these loans are determined to be impaired. See Note 3 to the Company's Notes to Consolidated Financial Statements for a discussion of the Company's policies regarding non-performing loans and reserves for loan losses.

        REHI and OREO consist of properties acquired through foreclosure or through deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans. Properties are designated as REHI or OREO depending on the Company's strategic plan to realize the maximum value from the collateral received. The Company will designate properties as REHI if it intends to hold, operate or develop a property for a period of at least twelve months and will designate properties as OREO if it intends to market a property for sale in the near term.

        As of December 31, 2009, the Company's Real Estate Lending segment included the following ($ in thousands):

	Loan/Property Count	Carrying Value	% of Total
Performing loans:
Senior mortgages	108	$3,616,697	40.7%
Subordinated mortgages	17	401,532	4.5%
Corporate/Partnership loans	19	887,555	9.9%

Subtotal	144	4,905,784
Non-performing loans:
Senior mortgages	73	3,751,050	42.0%
Subordinated mortgages	4	89,798	1.0%
Corporate/Partnership loans	6	70,074	0.8%

Subtotal	83	3,910,922

Total loans	227	8,816,706
Reserve for loan losses		(1,417,949)	(15.9)%

Total loans, net		7,398,757
Other lending investments—securities	5	262,805	2.9%

Total Loans and other lending investments, net	232	7,661,562
Real estate held for investment, net	15	422,664	4.7%
Other real estate owned	25	839,141	9.4%

Total Real estate lending long-lived assets, net	272	$8,923,367	100.0%

        Summary of Collateral/Property Types—As of December 31, 2009, assets in the Company's real estate lending segment had the following collateral and property characteristics ($ in thousands):

Collateral/Property Type	Performing Loans and Securities	Non- performing Loans	OREO & REHI	Total	% of Total
Land	$482,705	$1,218,108	$402,252	$2,103,065	20.3%
Condo:
Construction—Completed	549,134	848,439	487,718	1,885,291	18.2%
Construction—In Progress	964,654	210,165	—	1,174,819	11.4%
Conversion	109,824	74,664	114,400	298,888	2.9%
Mixed Use/Mixed Collateral	330,647	348,491	19,761	698,899	6.8%
Entertainment/Leisure	156,983	267,399	—	424,382	4.1%
Retail	687,458	243,915	41,587	972,960	9.4%
Multifamily	131,653	238,089	86,936	456,678	4.4%
Hotel	372,897	234,005	83,300	690,202	6.7%
Office	203,305	107,554	7,384	318,243	3.1%
Corporate—Real Estate	674,110	61,754	—	735,864	7.1%
Industrial/R&D	295,555	52,817	—	348,372	3.4%
Other	209,664	5,522	18,467	233,653	2.2%

Gross carrying value	$5,168,589	$3,910,922	$1,261,805	$10,341,316	100.0%

        Summary of Loan Interest Rate Characteristics—As of December 31, 2009, the Company's loans and other lending investments had the following interest rate characteristics ($ in thousands):

	Carrying Value	% of Total	Weighted Average Accrual Rate
Fixed-rate loans	$1,809,703	19.9%	9.11%
Variable-rate loans(1)	3,358,886	37.0%	5.99%
Non-performing loans	3,910,922	43.1%	N/A

Gross carrying value	$9,079,511	100.0%

Explanatory Note:

(1)
As of December 31, 2009, amount includes $1.87 billion of loans with a weighted average interest rate floor of 3.86%.

        Summary of Loan Maturities—As of December 31, 2009, the Company's loans and other lending investments had the following maturity characteristics ($ in thousands):

Year of Maturity	Number of Loans Maturing	Carrying Value	% of Total
2010	74	$2,399,853	26.4%
2011	12	517,821	5.7%
2012	15	1,065,489	11.7%
2013	7	227,718	2.5%
2014	6	162,031	1.8%
2015	3	133,171	1.5%
2016	8	203,204	2.2%
2017	5	50,984	0.6%
2018	8	45,992	0.5%
2019	4	32,713	0.4%
2020 and thereafter	7	329,613	3.6%

Total performing loans	149	5,168,589	56.9%
Non-performing loans	83	3,910,922	43.1%

Gross carrying value	232	$9,079,511	100.0%

Corporate Tenant Leasing

        The Company has pursued the origination of CTL transactions by structuring purchase/leasebacks and by acquiring facilities subject to existing long-term net leases. In a typical purchase/leaseback transaction, the Company purchases a corporation's facility and leases it back to that corporation subject to a long-term net lease. This structure allows the corporate customer to reinvest the proceeds from the sale of its facilities into its core business, while the Company benefits from a long term income stream. The Company generally intends to hold its CTL assets for long-term investment. However, subject to certain tax restrictions, the Company may dispose of assets if it deems the disposition to be in the Company's best interests and may either reinvest the disposition proceeds, use the proceeds to reduce debt, or distribute the proceeds to shareholders.

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

        Summary of Tenant Credit Characteristics—As of December 31, 2009, the Company had 95 CTL customers operating in more than 37 major industry sectors, including transportation, business services, recreation, technology and communications. The majority of these customers are well-recognized national and international organizations, such as FedEx, IBM, Google, DirecTV and the U.S. Government.

        As of December 31, 2009, the Company's CTL portfolio has the following tenant credit characteristics ($ in thousands):

	Annualized In-Place Operating Lease Income(1)	% of In-Place Operating Lease Income
Investment grade(2)	$91,327	30%
Implied investment grade(3)	19,549	6%
Non-investment grade	106,610	35%
Unrated	91,009	29%

Total	$308,495	100%

Explanatory Notes:

(1)
Reflects annualized GAAP operating lease income for leases in-place at December 31, 2009.

(2)
A tenant's credit rating is considered "Investment Grade" if the tenant or its guarantor has a published senior unsecured credit rating, and if such rating is not available, a corporate entity rating, of Baa3/BBB- or above by one or more of the three national rating agencies.

(3)
We consider a tenant's credit rating to be "Implied Investment Grade" if it is 100% owned by an investment-grade parent or it has no published ratings, but has credit characteristics that the Company believes are consistent with other companies that have an investment grade senior unsecured credit ratings. An example is Google, Inc.

        Summary of CTL Asset Types—As of December 31, 2009, the Company owned 356 office, industrial, entertainment, hotel and retail facilities principally subject to net leases to 95 customers, comprising 38.8 million square feet in 39 states. Information regarding the Company's CTL assets as of December 31, 2009 is set forth below:

	# of Leases	% of In-Place Operating Lease Income(1)	% of Total Revenue(2)
Office	56	45.5%	17.6%
Industrial/R&D	38	29.3%	11.3%
Entertainment/Leisure	10	14.9%	5.8%
Retail	12	5.3%	2.0%
Hotel	3	5.0%	1.9%

Total	119	100.0%

Explanatory Notes:

(1)
Reflects a percentage of annualized GAAP operating lease income for leases in-place at December 31, 2009.

(2)
Reflects annualized GAAP operating lease income for leases in-place at December 31, 2009 as a percentage of annualized total revenue for the quarter ended December 31, 2009.

        Summary of CTL Asset Lease Expirations—As of December 31, 2009, lease expirations on the Company's CTL assets are as follows ($ in thousands):

Year of Lease Expiration	Number of Leases Expiring	Annualized In-Place Operating Lease Income(1)	% of In-Place Operating Lease Income	% of Total Revenue(2)
2010	8	$12,989	4.2%	1.7%
2011	5	4,893	1.6%	0.6%
2012	16	17,791	5.8%	2.2%
2013	7	9,009	2.9%	1.1%
2014	10	10,610	3.4%	1.3%
2015	8	9,830	3.2%	1.2%
2016	6	23,002	7.5%	2.9%
2017	8	37,739	12.2%	4.7%
2018	6	6,255	2.0%	0.8%
2019	5	7,823	2.5%	1.0%
2020 and thereafter	40	168,554	54.7%	21.1%

Total	119	$308,495	100.0%

Weighted average remaining lease term	10.9 years

Explanatory Notes:

(1)
Reflects annualized GAAP operating lease income for leases in-place at December 31, 2009.

(2)
Reflects the percentage of annualized GAAP operating lease income for leases in-place at December 31, 2009 as a percentage of annualized total revenue for the quarter ended December 31, 2009.

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

Investment Restrictions or Limitations

        The Company does not have any prescribed allocation among investments or product lines. Instead, the Company focuses on corporate and real estate credit underwriting to develop an analysis of the risk/reward ratios in determining the pricing and advisability of each particular transaction.

        The Company believes that it is not, and intends to conduct its operations so as not to become, regulated as an investment company under the Investment Company Act. The Investment Company Act generally exempts entities that are "primarily engaged in purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" (collectively, "Qualifying Interests"). The Company intends to rely on current interpretations of the Securities and Exchange Commission in an effort to qualify for this exemption. Based on these interpretations, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests and at least 25% of its assets in real estate- related assets (subject to reduction to the extent the Company invests more than 55% of its assets in Qualifying Interests). Generally, the Company's senior mortgages, CTL assets and certain of its subordinated mortgages constitute Qualifying Interests. Subject to the limitations on ownership of certain types of assets and the gross income tests imposed by the Code, the Company also may invest in the securities of other REITs, other entities engaged in real estate activities or other issuers, including for the purpose of exercising control over such entities.

Competition

        The Company operates in a competitive market. See Item 1a—"Risk factors—We compete with a variety of financing sources for our customers," for a discussion of how we may be affected by competition.

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

Code of Conduct

        The Company has adopted a code of business conduct for all of its employees and directors, including the Company's chief executive officer, chief financial officer, other executive officers and personnel. A copy of the Company's code of conduct has been previously filed with the SEC and is incorporated by reference in this Annual Report on Form 10-K as Exhibit 14.0. The code of conduct is also available on the Company's website at www.istarfinancial.com. The Company intends to post on its website material changes to, or waivers from, its code of conduct, if any, within two days of any such event. As of

December 31, 2009, there were no waivers or changes since adoption of the current code of conduct in October 2002.

Employees

        As of January 29, 2010, the Company had 247 employees and believes its relationships with its employees to be good. The Company's employees are not represented by a collective bargaining agreement.

Other

        In addition to this Annual Report, the Company files quarterly and special reports, proxy statements and other information with the SEC. All documents are filed with the SEC and are available free of charge on the Company's corporate website, which is www.istarfinancial.com. Through the Company's website, the Company makes available free of charge its annual proxy statement, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those Reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. You may also read and copy any document filed at the public reference facilities at 100 F Street, N.E., Washington, D.C. 25049. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC's electronic data gathering, analysis and retrieval system ("EDGAR") via electronic means, including on the SEC's homepage, which can be found at www.sec.gov.

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

        Our success is generally dependent upon economic conditions in the U.S. and, in particular, the geographic areas in which a substantial number of our investments are located. The recessionary changes in national economic conditions and in the economic conditions of the regions in which we conduct operations have had an adverse effect on our business. In addition, the commercial real estate industry and financial markets in general have been negatively impacted by volatility in the capital markets, significant declines in asset values and lack of liquidity. These factors have resulted in numerous negative implications to our business, including the inability of our customers to access capital to repay their obligations to us resulting in material increases in non-performing loans, our limited ability to execute asset sales, declines in the market price of our common stock, and the reduction in our unsecured corporate credit ratings to below investment grade, leading to increases in our financing costs and an inability to access the unsecured debt markets. These market and economic factors have combined to adversely impact our financial performance and our ability to pay dividends and may continue to do so in the future.

We have significant indebtedness and limitations on our liquidity and ability to raise capital may adversely affect us.

        Sufficient liquidity is critical to the management of our balance sheet and our ability to meet our financing commitments and scheduled debt payments. Historically, our primary sources of liquidity have been our bank credit facilities, issuances of debt and equity securities in capital markets transactions, repayments of our loans and sales of assets. However, liquidity in the currently dislocated capital markets has been severely constrained since the beginning of the credit crisis, increasing our cost of funds and effectively eliminating our access to the unsecured debt markets—previously our primary source of debt financing. We have sought, and will continue to seek, to raise capital through means other than unsecured debt financing, such as secured debt financing, asset sales, joint ventures and other third party capital arrangements. For the upcoming year, we will require significant capital to repay $586.8 million of our 2010 debt maturities and to fund our investment activities and operating expenses, including approximately $430.0 million of unfunded commitments primarily associated with our construction loan portfolio. Furthermore, if we do not pay down our existing $1.00 billion First Priority Credit Agreement by $500.0 million in September 2010, then under the terms of the credit agreement, we would be required to apply payments of principal and net sale proceeds received by us in respect of assets constituting collateral for our obligations under that agreement toward the mandatory prepayment of the First Priority Credit Agreement, and such prepayment amounts would not be available to us for other purposes. In 2011, we have approximately $4.02 billion of scheduled debt maturities. Continued disruption in the global credit markets or further deterioration in those markets may have a material adverse effect on our ability to repay or refinance our borrowings. Although we currently expect our sources of capital to be sufficient to meet our near term liquidity needs and are actively exploring alternatives to enable us to meet our long-term debt maturities, there can be no assurance that our liquidity requirements will continue to be satisfied or that we will be able to meet our long term liquidity needs.

We have suffered adverse consequences as a result of our credit ratings being downgraded.

        Our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. Our unsecured corporate credit ratings were reduced to below investment grade by the major national credit rating agencies, primarily due to concerns over worsening credit metrics in our loan portfolio. These reductions in our credit ratings, together with the current dislocation in the capital markets in general, have increased our borrowing costs, limited our access to the capital markets and caused restrictive covenants in our public debt instruments to become operative. Further, these downgrades could result in a decision by the lenders under our existing bank credit facilities not to extend such credit facilities after their expirations. These reductions in our credit ratings have increased our cost of funds which has reduced our earnings and adversely impacted our liquidity and competitive positions. Further downgrades could have additional adverse consequences on our business.

Covenants in our indebtedness could limit our flexibility and adversely affect our financial condition.

        Our ability to borrow under our secured credit facilities is dependent on maintaining compliance with various covenants, including a minimum tangible net worth covenant and specified financial ratios, such as fixed charge coverage, unencumbered assets to unsecured indebtedness, eligible collateral coverage and leverage. All of these covenants on the facilities are maintenance covenants and, if breached, could result in an acceleration of our facilities if a waiver or modification is not agreed upon with the requisite percentage of the unsecured lending group and the lenders on the other facilities.

        Our publicly held debt securities also contain covenants for fixed charge coverage and unencumbered assets to unsecured indebtedness ratios and our secured debt securities have an eligible collateral coverage requirement. The fixed charge coverage ratio in our publicly held securities is an incurrence test. If we do not meet the fixed charge coverage ratio, our ability to incur additional indebtedness will be restricted. The unencumbered asset to unsecured indebtedness covenant and the eligible collateral coverage covenant are maintenance covenants and, if breached and not cured within applicable cure periods, could result in acceleration of our publicly held debt unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. Based on our unsecured credit ratings at December 31, 2009, the financial covenants in our publicly held debt securities, including the fixed charge coverage ratio and maintenance of unencumbered assets compared to unsecured indebtedness, are operative.

        Our secured credit facilities and our public debt securities contain cross-default provisions which would allow the lenders and the bondholders to declare an event of default and accelerate our indebtedness to them if we fail to pay amounts due in respect of our other recourse indebtedness in excess of specified thresholds. In addition, our secured credit facilities, unsecured credit facilities and the indentures governing our public debt securities provide that the lenders and bondholders may declare an event of default and accelerate our indebtedness to them if there is a nonpayment default under our other recourse indebtedness in excess of specified thresholds and, if the holders of the other indebtedness are permitted to accelerate, in the case of our secured credit facilities, or accelerate, in the case of our unsecured credit facilities and the bond indentures, the other recourse indebtedness.

        Our current level of financial performance and credit metrics has put pressure on our ability to meet these financial covenants. In particular, our tangible net worth at December 31, 2009 was approximately $1.7 billion, which is not significantly above the financial covenant minimum requirement in our secured credit facilities of $1.5 billion. While we believe we are in compliance with our covenants as of the date of this report, there can be no assurance that we will be able to stay in compliance if our financial performance and credit metrics do not improve or if we do not have sufficient eligible assets to satisfy our collateral coverage covenants. In addition, we may be forced to take actions outside of management's operating strategy that will enable us to meet our covenants in the near term but may adversely affect our earnings in the longer term.

Changes in market conditions could adversely affect the market price of our common stock.

        The market value of our common stock is based upon general stock and bond market conditions, as well as the market's perception of our growth potential, current and future expectations of our financial performance and prospects for payment of cash dividends by the Company. Consequently, our common stock may trade at prices that are higher or lower than our book value per share of common stock. The current economic conditions impacting financial markets and the commercial real estate industry combined with the our recent financial performance have resulted in a significant decline in the market price of our Common Stock. If our financial performance does not improve, the market price of our common stock could be further adversely impacted.

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on our financial results.

        We maintain financial reserves to protect against potential losses and conduct a review of the adequacy of these reserves on a quarterly basis. Our reserves reflect management's current judgment of the probability and severity of losses within our portfolio, based on this quarterly review. However, estimation of ultimate loan losses, provision expenses and loss reserves is a complex process and there can be no assurance that management's judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses. Such losses could be caused by factors including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. In particular, our non-performing loans have increased materially, driven by the weak economy and the disruption of the credit markets which have adversely impacted the ability and willingness of many of our borrowers to service their debt and refinance our loans to them at maturity. We recorded significant provisions for loan losses in 2009 based upon the performance of our assets and conditions in the financial markets and overall economy. If our reserves for credit losses prove inadequate we may suffer additional losses which would have a material adverse effect on our financial performance and results of operations.

We are required to make a number of judgments in applying accounting policies and different estimates and assumptions could result in changes to our financial condition and results of operations.

        Material estimates that are particularly susceptible to significant change relate to our determination of the reserve for loan losses, the fair value of certain financial instruments (including loans and related collateral and investment securities) and the valuation of CTL, OREO and REHI assets and intangible assets. While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could have a material adverse effect on our financial performance and results of operations and actual results may differ materially from our estimates.

Quarterly results may fluctuate and may not be indicative of future quarterly performance.

        Our quarterly operating results could fluctuate; therefore, reliance should not be placed on past quarterly results as indicative of our performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among others, variations in loan and CTL portfolio performance, levels of non-performing assets, market values of investments, costs associated with debt, general economic conditions, the state of the real estate and financial markets and the degree to which we encounter competition in our markets.

We have suffered losses when a borrower defaults on a loan and the underlying collateral is not sufficient, and we may suffer additional losses in the future.

        We have suffered significant losses since the onset of the financial crisis arising from several factors, including general market conditions, reductions in collateral values, failures of borrowers to comply with covenants and guarantees, borrower inability and unwillingness to repay their loans and increasing costs of foreclosure. We may continue to suffer from these factors in the future, as discussed below.

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

        We sometimes obtain individual or corporate guarantees from borrowers or their affiliates, which are not secured. In cases where guarantees are not fully or partially secured, we typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants, or that sufficient assets will be available to pay amounts owed to us under our loans and guarantees. As a result of these factors, we may suffer additional losses which could have a material adverse effect on our financial performance.

        In the event of a borrower bankruptcy, we may not have full recourse to the assets of the borrower in order to satisfy our loan. In addition, certain of our loans are subordinate to other debt of the borrower. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through "standstill" periods) and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy and borrower litigation can significantly increase collection costs and losses and the time needed for us to acquire title to the underlying collateral, during which time the collateral may decline in value, causing us to suffer additional losses.

        If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a borrower may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a borrower's ability to refinance our loan because the underlying property cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer additional loss which may adversely impact our financial performance.

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

        Our loan portfolio includes loans made to developers to construct commercial and residential projects. The primary risks to us of construction loans are the potential for cost over-runs, the developer's failure to meet a project delivery schedule and the inability of a borrower to sell or refinance the project at completion and repay our loan. Further, the ability of many of our borrowers to sell units in residential projects has been adversely impacted by current economic conditions and lack of end loan financing available to residential unit purchasers. These risks could require us to fund more money than we originally anticipated in order to complete and carry the project and have caused and could continue to cause the developers to lose leases and/or sales contracts, which may cause us to suffer additional losses on our loans.

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

        Our portfolio consists primarily of large balance commercial real estate loans, OREO assets, REHI assets and corporate tenant leases. Our asset base is generally diversified by asset type, obligor, property type and geographic location. However, as of December 31, 2009, approximately 27.1% of the gross carrying value of our assets related to apartment/residential assets, 15.4% related to land, 13.3% related to office properties and 9.4% related to industrial properties. All of these types of collateral have been adversely affected by the ongoing financial crisis. In addition, as of December 31, 2009, approximately 33.4% of the gross carrying value of our assets related to properties located in the western U.S., 18.7% related to properties located in the northeastern U.S. and 15.6% related to properties located in the southeastern U.S. These regions include areas such as Florida and California that have been particularly hard hit by the downturn in the residential real estate markets. Additionally, as of December 31, 2009, the Company had loans collateralized by in-progress condo construction assets that represented approximately 10.6% of the total investment portfolio. These loans typically do not generate cash flows and have unique additional risks related to such issues as cost overruns, delays and the ability to repay with proceeds through unit sales. We may suffer additional losses on our assets based on these concentrations.

        In addition, our AutoStar business, totaling 4.4% of the portfolio, focuses on customers in the automotive retail industry. To the extent these customers are adversely affected by the current downturn in the U.S. automotive markets, our investments in the automotive retail industry may also be adversely affected. Our financial position and operating performance could be adversely impacted by additional losses based upon these concentrations.

We compete with a variety of financing and leasing sources for our customers.

        The financial services industry and commercial real estate markets are highly competitive. Our competitors include finance companies, other REITs, commercial banks and thrift institutions, investment banks and hedge funds. Our competitors seek to compete aggressively on the basis of a number of factors including transaction pricing, terms and structure. We may have difficulty competing to the extent we are unwilling to match our competitors' deal terms in order to maintain our interest margins and/or credit standards. To the extent that we match competitors' pricing, terms or structure, we may experience decreased interest margins and/or increased risk of credit losses, which could have an adverse effect on our financial performance.

        We face significant competition within our corporate tenant leasing business from other owners, operators and developers of properties, many of which own properties similar to ours in markets where we operate. Such competition may affect our ability to attract and retain tenants and reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to rent space at lower rental rates than we would or providing greater tenant improvement allowances or other leasing concessions. This combination of circumstances could adversely affect our revenues and financial performance.

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

        Approximately 26.5% of the gross carrying value of our assets as of December 31, 2009, were located in the Western and Northwestern United States, geographic areas at higher risk for earthquakes. In addition, a significant number of our properties are located in New York City and other major urban areas which, in recent years, have been high risk geographical areas for terrorism and threats of terrorism. Future earthquakes or acts of terrorism could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. Although we believe our CTL assets and the properties collateralizing our loan assets are adequately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance to our tenants. Any earthquake or terrorist attack, whether or not insured, could have a material adverse effect on our financial performance, the market prices of our Common Stock and our ability to pay dividends. In addition, there is a risk that one or more of our property insurers may not be able to fulfill its obligations with respect to claims payments due to a deterioration in its financial condition.

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

        We make investments in leveraged finance directly through our portfolio of corporate loans and debt securities, which had a carrying value of approximately $565.0 million at December 31, 2009, and indirectly through our interest in Oak Hill Advisors, L.P. and its affiliates. The stress in the mortgage and overall financial markets extended to the leveraged finance market and caused the market prices of bank debt and bonds to trade lower. Significant prolonged reductions in the trading prices of debt securities we hold may cause us to reduce the carrying value of our assets by taking a charge to earnings. In addition, the value of our investment in Oak Hill Advisors, L.P. and its affiliates and its ability to earn performance fees are subject to the risks of a material deterioration in the leveraged finance market.

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

        Our charter does not set forth specific percentages of the types of investments we may make. We can amend, revise or eliminate our investment financing and conflict of interest policies at any time at our discretion without a vote of the stockholders. A change in these policies could adversely affect our financial condition or results of operations or the market price of our common stock.

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

        Our secured bank credit facilities prohibit us from paying dividends on our common stock if we no longer qualify as a REIT.

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

        Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state, local and non-U.S. taxes on our income and property. We would be required to pay taxes on net taxable income that we fail to distribute to our stockholders. In addition, our "taxable REIT subsidiaries" are fully taxable corporations, and there are limitations on the ability of taxable REIT subsidiaries to make interest payments to affiliated REITs. Furthermore, we will be subject to a 100% penalty tax to the extent our economic arrangements with our tenants or our taxable REIT subsidiaries are not comparable to similar arrangements among unrelated parties. We will also be subject to a 100% tax to the extent we derive income from the sale of assets to customers in the ordinary course of business. To the extent we or our taxable REIT subsidiaries are required to pay U.S. federal, state, local or non-U.S. taxes, we will have less cash available for distribution to our stockholders.

        We do not intend to invest a material portion of our assets in real estate mortgage investment conduits, or "REMICs," or taxable mortgage pools. In the event we were to own REMIC or taxable mortgage pool residual interests, or treated as owning such residual interests, a portion of our income from these assets could be treated as "excess inclusion income."

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

        A special committee of the Company's independent directors has been established. The special committee has retained independent counsel and, with its counsel's assistance, is reviewing the matters described in the letters.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of 2009.

PART II

Item 5.    Market for Registrant's Equity and Related Share Matters

        The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "SFI."

        The high and low closing prices per share of Common Stock are set forth below for the periods indicated.

Quarter Ended	High	Low
2008
March 31, 2008	$27.66	$13.76
June 30, 2008	$22.06	$13.21
September 30, 2008	$13.67	$1.75
December 31, 2008	$3.34	$0.97
2009
March 31, 2009	$2.99	$0.76
June 30, 2009	$3.98	$2.51
September 30, 2009	$3.37	$2.04
December 31, 2009	$3.08	$2.09

        On February 16, 2010, the closing sale price of the Common Stock as reported by the NYSE was $2.94. The Company had 3,078 holders of record of Common Stock as of February 16, 2010.

        At December 31, 2009, the Company had five series of preferred stock outstanding: 8.000% Series D Preferred Stock, 7.875% Series E Preferred Stock, 7.8% Series F Preferred Stock, 7.65% Series G Preferred Stock and 7.50% Series I Preferred Stock. Each of the Series D, E, F, G and I preferred stock is publicly traded.

Dividends

        The Board of Directors has not established any minimum distribution level. In order to maintain its qualification as a REIT, the Company intends to pay dividends to its shareholders that, on an annual basis, will represent at least 90% of its taxable income (which may not necessarily equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gains. The Company has recorded net operating losses and may record significant net operating losses in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification.

        Holders of Common Stock, vested High Performance Units and certain unvested restricted stock units and common share equivalent will be entitled to receive distributions if, as and when the Board of Directors authorizes and declares distributions. However, rights to distributions may be subordinated to the rights of holders of preferred stock, when preferred stock is issued and outstanding. In addition, the Company's secured credit facilities permit the Company to distribute 100% of its REIT taxable income on an annual basis, for so long as the Company maintains its qualifications as a REIT. The secured credit facilities restrict the Company from paying any common dividends if it ceases to qualify as a REIT. In any liquidation, dissolution or winding up of the Company, each outstanding share of Common Stock and HPU share equivalents will entitle its holder to a proportionate share of the assets that remain after the Company pays its liabilities and any preferential distributions owed to preferred shareholders.

        The following table sets forth the dividends paid or declared by the Company on its Common Stock:

Quarter Ended	Shareholder Record Date	Dividend/ Share
2008(1)
March 31, 2008	March 17, 2008	$0.8700
June 30, 2008	July 15, 2008	$0.8700
September 30, 2008(2)	—	—
December 31, 2008(2)	—	—
2009
March 31, 2009(2)	—	—
June 30, 2009(2)	—	—
September 30, 2009(2)	—	—
December 31, 2009(2)	—	—

Explanatory Notes:

(1)
For tax reporting purposes, the 2008 dividends were classified as 10.8% ($0.1886) ordinary dividend, 76.1% ($1.3244) 15% capital gain and 13.1% ($0.2270) 25% Section 1250 capital gain. Of the ordinary dividend, 25.6% ($0.0483) qualifies as a qualifying dividend for those shareholders who held shares of the Company for the entire year.

(2)
No dividends were declared or paid.

        The Company declared and paid dividends aggregating $8.0 million, $11.0 million, $7.8 million, $6.1 million and $9.4 million on its Series D, E, F, G, and I preferred stock, respectively, for the year ended December 31, 2009. There are no dividend arrearages on any of the preferred shares currently outstanding.

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

        No assurance can be given as to the amounts or timing of future distributions, as such distributions are subject to the Company's taxable income after giving effect to its net operating loss carryforwards, financial condition, capital requirements, debt covenants, any change in the Company's intention to maintain its REIT qualification and such other factors as the Company's Board of Directors deems relevant. In addition, based upon recent guidance announced by the Internal Revenue Service, the Company may elect to satisfy some of its 2010 REIT distribution requirements, if any, through stock dividends.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
November 1—November 30, 2009	2,253,600	$2.45	2,253,600	$24,005,405
December 1—December 31, 2009	983,250	$2.54	983,250	$21,533,813

Explanatory Note:

(1)
On March 13, 2009, the Company authorized the repurchase, from time to time, on the open market or otherwise, of up to $50 million of its Common Stock at prevailing market prices or at negotiated prices, including pursuant to one or more trading plans. There is no fixed expiration date to this stock repurchase program.

Disclosure of Equity Compensation Plan Information

	(a)	(b)	(c)
Plans Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders-stock options(1)	520,138	$19.08	N/A
Equity compensation plans approved by security holders-restricted stock awards(2)	14,268,646	N/A	3,489,034

Total	14,788,784		3,489,034

Explanatory Notes:

(1)
Stock Options—As more fully discussed in Note 13 to the Company's Consolidated Financial Statements, there were 520,138 stock options outstanding as of December 31, 2009. These options, together with their weighted-average exercise price, have been included in columns (a) and (b), above.

(2)
Restricted Stock—The amount shown in column (a) includes 2.5 million unvested restricted stock units which may vest in the future based on the passage of time and 11.5 million unvested restricted stock units which may vest in the future if vesting conditions based on both the passage of time and the achievement of specified targets for shareholder return are met. None of these unvested units are included in the Company's outstanding share balance (see Note 13 to the Company's Notes to Consolidated Financial Statements for a more detailed description of the Company's restricted stock grants). Of the 14.8 million securities included in column (a) 10.9 million restricted stock units are required to be settled on a net, after-tax basis (after deducting shares for minimum required statutory withholdings); therefore, the actual number of shares issued will be less than the gross amount of the awards. The amounts shown in column (a) also include 197,385 common stock equivalents awarded to our non-employee directors in consideration of their service to us as directors. The Company awards common stock equivalents to each non-employee director on the date of each annual meeting of shareholders or upon hiring a new board member, pursuant to the Company's Non-Employee Directors' Deferral Plan, which was approved by the Company's shareholders in May 2008. Common stock equivalents represent rights to receive shares of Common Stock, or cash in amount equal to the fair market value of the Common Stock, at the date the Common Stock Equivalents are settled based upon individual elections made by each director. Common stock equivalents have dividend equivalent rights beginning on the date of grant. The 3.5 million in column (c) represents the aggregate amount of stock options, shares of restricted stock awards or other performance awards that could be granted under compensation plans approved by the Company's security holders after giving effect to previously issued awards of stock options, shares of restricted stock and other performance awards (see Note 13 to the Company's Consolidated Financial Statements for a more detailed description of the Company's Long-Term Incentive Plan).

Item 6.    Selected Financial Data

        The following table sets forth selected financial data on a consolidated historical basis for the Company. This information should be read in conjunction with the discussions set forth in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain prior year amounts have been reclassified to conform to the 2009 presentation.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data and ratios)
OPERATING DATA:
Interest income	$557,809	$947,661	$998,008	$575,598	$406,668
Operating lease income	305,007	308,742	306,513	285,555	262,625
Other income	30,468	97,851	99,938	70,824	80,133

Total revenue	893,284	1,354,254	1,404,459	931,977	749,426

Interest expense	481,116	666,706	629,260	429,613	312,806
Operating costs-corporate tenant lease assets	23,467	23,059	27,915	22,159	20,622
Depreciation and amortization	97,869	94,726	83,690	66,258	61,609
General and administrative	127,044	143,902	156,534	95,358	61,971
Provision for loan losses	1,255,357	1,029,322	185,000	14,000	2,250
Impairment of other assets	122,699	295,738	144,184	5,683	—
Impairment of goodwill	4,186	39,092	—	—	—
Other expense	104,795	37,234	8,927	874	2,014

Total costs and expenses	2,216,533	2,329,779	1,235,510	633,945	461,272

Income (loss) before earnings from equity method investments, minority interest and other items	(1,323,249)	(975,525)	168,949	298,032	288,154
Gain (loss) on early extinguishment of debt	547,349	393,131	225	—	(46,004)
Gain on sale of joint venture interest	—	280,219	—	—	—
Earnings from equity method investments	5,298	6,535	29,626	12,391	3,016

Income (loss) from continuing operations	(770,602)	(295,640)	198,800	310,423	245,166
Income (loss) from discontinued operations	(11,671)	22,415	29,970	41,384	37,373
Gain from discontinued operations	12,426	91,458	7,832	24,227	6,354

Net income (loss)	(769,847)	(181,767)	236,602	376,034	288,893
Net (income) loss attributable to noncontrolling interests	1,071	991	816	(1,207)	(980)
Gains attributable to noncontrolling interests	—	(22,249)	—	—	—

Net income (loss) attributable to iStar Financial Inc.	(768,776)	(203,025)	237,418	374,827	287,913
Preferred dividend requirements	(42,320)	(42,320)	(42,320)	(42,320)	(42,320)

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders(1)	$(811,096)	$(245,345)	$195,098	$332,507	$245,593

Per common share data(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(7.89)	$(2.68)	$1.19	$2.25	$1.75
Diluted(3)	$(7.89)	$(2.68)	$1.18	$2.23	$1.74
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(7.88)	$(1.85)	$1.48	$2.81	$2.13
Diluted(3)	$(7.88)	$(1.85)	$1.47	$2.78	$2.11

	For the Years Ended December 31,
	2009		2008		2007		2006		2005
	(In thousands, except per share data and ratios)
Per HPU share data(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(1,503.13)		$(505.47)		$224.40		$425.60		$331.00
Diluted(3)	$(1,503.13)		$(505.47)		$223.27		$422.07		$327.73
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(1,501.73)		$(349.87)		$279.53		$530.94		$402.73
Diluted(3)	$(1,501.73)		$(349.87)		$278.07		$526.47		$398.73
Dividends declared per common share(4)	—		$1.74		$3.60		$3.08		$2.93
SUPPLEMENTAL DATA:
Adjusted diluted earnings (loss) attributable to iStar Financial, Inc. and allocable to common shareholders and HPU holders(5)(6)	$(708,595)		$(359,295)		$355,707		$429,922		$391,884
EBITDA(6)(7)	$(168,362)		$612,325		$1,013,087		$904,537		$687,571
Ratio of earnings to fixed charges(8)	(0.5	)x	0.6	x	1.3	x	1.7	x	1.8	x
Ratio of earnings to fixed charges and preferred stock dividends	(0.5	)x	0.6	x	1.3	x	1.6	x	1.6	x
Weighted average common shares outstanding—basic	100,071		131,153		126,801		115,023		112,513
Weighted average common shares outstanding—diluted	100,071		131,153		127,542		116,057		113,668
Weighted average HPU shares outstanding—basic and diluted	15		15		15		15		15
Cash flows from:
Operating activities	$76,276		$418,529		$561,337		$431,224		$515,919
Investing activities	726,221		(27,943)		(4,745,080)		(2,529,260)		(1,406,121)
Financing activities	(1,074,402)		1,444		4,182,299		2,088,617		917,150

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data and ratios)
BALANCE SHEET DATA:
Loans and other lending investments, net	$7,661,562	$10,586,644	$10,949,354	$6,799,850	$4,661,915
Corporate tenant lease assets, net	2,885,896	3,044,811	3,309,866	3,084,794	3,115,361
Total assets	12,810,575	15,296,748	15,848,298	11,059,995	8,532,296
Debt obligations, net	10,894,903	12,486,404	12,363,044	7,833,437	5,859,592
Redeemable noncontrolling interests	7,444	9,190	17,773	9,229	9,228
Total equity	1,656,118	2,446,662	2,972,170	3,016,372	2,470,954

Explanatory Notes:

(1)
HPU holders are current and former Company employees who purchased high performance common stock units under the Company's High Performance Unit Program. Participating Security holders are Company employees and directors who hold unvested restricted stock units and common stock equivalents granted under the Company's Long Term Incentive Plan.

(2)
See Note 14 of the Company's Notes to the Consolidated Financial Statements.

(3)
For the years ended December 31, 2007, 2006 and 2005, net income used to calculate earnings per diluted common share and HPU share includes joint venture income of $85, $115, and $28, respectively.

(4)
The Company generally declares common dividends in the month subsequent to the end of the quarter. During 2009, no common dividends were declared. During 2008, no common dividends were declared for the three month periods ended September 30, 2008 and December 31, 2008. In December of 2007, the Company declared a special $0.25 dividend due to higher taxable income generated as a result of the Company's acquisition of Fremont CRE.

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

(6)
Both adjusted earnings and EBITDA should be examined in conjunction with net income (loss) as shown in the Company's Consolidated Statements of Operations. Neither adjusted earnings nor EBITDA should be considered as an alternative to net income (loss) (determined in accordance with GAAP) as an indicator of the Company's performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is either measure indicative of funds available to fund the Company's cash needs or available for distribution to shareholders. Rather, adjusted earnings and EBITDA are additional measures the Company uses to analyze how its business is performing. As a commercial finance company that focuses on real estate lending and corporate tenant leasing, the Company records significant depreciation on its real estate assets and amortization of deferred financing costs associated with its borrowings. It should be noted that the Company's manner of calculating adjusted earnings and EBITDA may differ from the calculations of similarly-titled measures by other companies.

(7)
EBITDA is calculated as net income (loss) attributable to iStar Financial Inc. plus the sum of interest expense, income taxes, depreciation, depletion and amortization.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Net income (loss) attributable to iStar Financial Inc	$(769,847)	$(181,767)	$236,602	$376,034	$288,893
Add: Interest expense(1)	481,116	666,706	629,260	429,613	312,806
Add: Income taxes	4,141	10,175	6,972	891	2,014
Add: Depreciation, depletion and amortization(2)	98,238	102,745	99,427	83,058	75,574
Add: Joint venture depreciation, depletion and amortization	17,990	14,466	40,826	14,941	8,284

EBITDA	$(168,362)	$612,325	$1,013,087	$904,537	$687,571

  Explanatory Notes:

  (1)
  For the years ended December 31, 2007, 2006 and 2005, interest expense includes $12, $194, and $247, respectively, of interest expense reclassified to discontinued operations.

  (2)
  For the years ended December 31, 2009, 2008, 2007, 2006, and 2005, depreciation, depletion and amortization includes $1,419, $6,717, $10,677, $12,567, and $11,461, respectively, of depreciation, depletion and amortization reclassified to discontinued operations.
(8)
This ratio of earnings to fixed charges is calculated in accordance with GAAP. The Company's bank credit facilities and senior notes both have fixed charge coverage covenants, however, each is calculated differently in accordance with the terms of the respective agreements. In addition, the fixed charge covenant in the bank credit facilities is a maintenance covenant while the covenant in the senior notes is an incurrence covenant. The fixed charge coverage ratios for the bank credit facilities and senior notes were 3.0x and 2.4x, respectively as of December 31, 2009.

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

        This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity during the three-year period ended December 31, 2009. This discussion should be read in conjunction with our consolidated financial statements and related notes for the three-year period ended December 31, 2009 included elsewhere in this annual report on Form 10-K. These historical financial statements may not be indicative of our future performance. We reclassified certain items in our consolidated financial statements of prior years to conform to our current year's presentation.

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

        The lending business is primarily comprised of senior and mezzanine real estate loans that typically range in size from $20 million to $150 million and have original terms generally ranging from three to ten years. These loans may be either fixed-rate (based on the U.S. Treasury rate plus a spread) or variable-rate (based on LIBOR plus a spread) and are structured to meet the specific financing needs of the borrowers. We also provide senior and subordinated capital to corporations, particularly those engaged in real estate or real estate related businesses. These financings may be either secured or unsecured, typically range in size from $20 million to $150 million and have initial maturities generally ranging from three to ten years. As part of the lending business, we also acquire whole loans, loan participations and debt securities which present attractive risk-reward opportunities.

        Our corporate tenant leasing business provides capital to corporations and other owners who control facilities leased to single creditworthy customers. Our net leased assets are generally mission critical headquarters or distribution facilities that are subject to long-term leases with public companies, many of which are rated corporate credits. Most of the leases provide for expenses at the facility to be paid by the corporate customer on a triple net lease basis. Corporate tenant lease, or "CTL," transactions have initial terms generally ranging from 15 to 20 years and typically range in size from $20 million to $150 million.

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

        We began our business in 1993 through private investment funds and became publicly traded in 1998. Since that time, we have grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions, including the acquisition of TriNet Corporate Realty Trust, Inc. in 1999, the acquisitions of Falcon Financial Investment Trust and of a significant non-controlling interest in Oak Hill Advisors, L.P. and affiliates in 2005, and the acquisition of the commercial real estate lending business and loan portfolio which we refer to as the "Fremont CRE," of Fremont Investment and Loan, or "Fremont," a division of Fremont General Corporation, in 2007.

Executive Overview

        The financial market conditions that began in late 2007, including the economic recession and tightening of credit markets, continued to significantly impact the commercial real estate market and financial services industry in 2009. The severe economic downturn led to a decline in commercial real estate values, which, combined with a lack of available debt financing for commercial and residential real estate assets, limited borrowers' ability to repay or refinance their loans. Further, the ability of many of our borrowers to sell units in residential projects has been adversely impacted by current economic conditions and the lack of end loan financing available to residential unit purchasers. The combination of these factors adversely affected our business, financial condition and operating performance in 2009, resulting in significant additions to non-performing assets, increases in the related provision for loan losses and a reduction in the level of liquidity available to finance our operations. These economic factors and their effect on our operations have resulted in increases in our financing costs, a continuing inability to access the unsecured debt markets, depressed prices for our Common Stock, the continued suspension of quarterly Common Stock dividends and has narrowed our margin of compliance with debt covenants.

        During the year ended 2009, we incurred a net loss of $(768.8) million on $893.3 million of revenue. These financial results primarily resulted from a provision for loan losses of $1.26 billion and impairments of other assets of $141.0 million, which were recognized during the year. The provision for loan losses was driven by an increase in non-performing loans to $4.21 billion, or 45.3% of Managed Loan Value (as defined below in "Risk Management") as of December 31, 2009, compared to $3.46 billion, or 27.5% of Managed Loan Value at December 31, 2008. The increase in non-performing loans resulted from the continued deterioration in the commercial and residential real estate markets and weakened economic conditions impacting our borrowers, who continue to have difficulty servicing their debt and refinancing or selling their projects in order to repay their loans in a timely manner. In addition, the balance of our real estate held for investment ("REHI") and other real estate owned ("OREO") assets have increased from $242.5 million as of December 31, 2008 to $1.26 billion as of December 31, 2009, as we have obtained title to properties through foreclosure or through deed-in-lieu of foreclosure as part of our effort to resolve non-performing loans. The losses were partially offset by the repurchase of $1.31 billion par value of senior unsecured notes resulting in the recognition of $439.4 million in net gains on the early extinguishment of debt.

        Our primary recourse debt instruments include our secured and unsecured bank credit facilities and our secured and unsecured public debt securities. We believe we are in full compliance with all the covenants in those debt instruments as of December 31, 2009; however, our recent financial results have put pressure on our ability to maintain compliance with certain of the debt covenants in our secured bank credit facilities. In particular, our tangible net worth at December 31, 2009 is not significantly above the financial covenant minimum requirement. We intend to operate our business in order to remain in compliance with the covenants in our debt instruments; however, there can be no assurance that we will be able to do so. A failure by us to satisfy a financial covenant in a debt instrument could trigger a default under that debt instrument and could give the lenders the ability to accelerate the debt if the default is not waived or cured. Most of our recourse debt instruments contain cross default and/or cross-acceleration provisions that may be triggered by defaults or accelerations of our recourse debt above specified thresholds.

        From a liquidity perspective, we expect to continue to experience significant uncertainty with respect to our sources of funds. Our cash flow may be affected by a variety of factors, many of which are outside our control, including volatility in the financial markets, our borrowers' ability to repay their obligations and other general business conditions. As of December 31, 2009, we had $224.6 million of unrestricted cash. For the upcoming year, we will require significant capital to repay $586.8 million of our 2010 debt maturities and to fund our investment activities and operating expenses, including approximately $430.0 million of unfunded commitments primarily associated with our construction loan portfolio. In addition, under the terms of our First Priority Credit Agreement, if we do not pay down the outstanding balance of that loan by $500 million by September 30, 2010, payments of principal and net sale proceeds received by us in respect of assets constituting collateral for our obligations under this agreement must be applied toward the mandatory prepayment of the loan and commitment reductions under the agreement.

        We expect to need additional liquidity over the coming year to supplement expected loan repayments and cash generated from operations in order to meet our debt maturities and funding obligations. During 2009, we utilized our unencumbered assets to generate additional liquidity through secured financing transactions and a secured note exchange transaction, and also sold various assets. In addition, we have significantly curtailed our asset origination activities, reduced operating expenses and focused on asset management in order to maximize recoveries from existing asset resolutions. We intend to utilize all available sources of funds in today's financing environment, which could include additional financings secured by our assets, increased levels of asset sales, joint ventures and other third party capital to meet our liquidity requirements. There can be no assurance that we will possess sufficient liquidity to meet all of our debt service requirements in 2010. In addition we are exploring various alternatives to enable us to meet our significant 2011 debt maturities. The failure to execute such alternatives successfully prior to debt maturities would have material adverse consequences on us.

        We have reacted to market conditions and liquidity and debt covenant pressures by implementing various initiatives that we believe will guide us through the difficult business conditions which we expect to persist through 2010. Our public debt securities continue to trade at significant discounts to par. We have been able to partially mitigate the impact of the decline in operating results through the recognition of gains associated with the repurchase and retirement of debt at a discount, which has contributed to our ability to maintain compliance with our debt covenants and has enabled us to reduce outstanding indebtedness at discounts to par. We expect to continue to use available funds and other strategies to seek to retire our debt at a discount; however, there can be no assurance that our efforts in this regard will be successful.

        Our plan is dynamic and we expect to adjust our plan as market conditions change. If we are unable to successfully implement our plan, our cash flows, debt covenant compliance, financial position and results of operations would be materially adversely affected.

Results of Operations for the Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

	2009	2008	$ Change	% Change
	(in thousands)
Interest income	$557,809	$947,661	$(389,852)	(41)%
Operating lease income	305,007	308,742	(3,735)	(1)%
Other income	30,468	97,851	(67,383)	(69)%

Total revenue	893,284	1,354,254	(460,970)	(34)%

Interest expense	481,116	666,706	(185,590)	(28)%
Operating costs—corporate tenant lease assets	23,467	23,059	408	2%
Depreciation and amortization	97,869	94,726	3,143	3%
General and administrative	127,044	143,902	(16,858)	(12)%
Provision for loan losses	1,255,357	1,029,322	226,035	22%
Impairment of other assets	122,699	295,738	(173,039)	(59)%
Impairment of goodwill	4,186	39,092	(34,906)	(89)%
Other expense	104,795	37,234	67,561	>100%

Total costs and expenses	2,216,533	2,329,779	(113,246)	(5)%

Gain on early extinguishment of debt	547,349	393,131	154,218	39%
Gain on sale of joint venture interest	—	280,219	(280,219)	(100)%
Earnings from equity method investments	5,298	6,535	(1,237)	(19)%
Income (loss) from discontinued operations	(11,671)	22,415	(34,086)	>(100)%
Gain from discontinued operations	12,426	91,458	(79,032)	(86)%

Net loss	$(769,847)	$(181,767)	$(588,080)	>100%

        Revenue—The significant decline in interest income year over year is primarily a result of a 40.0% decrease in the carrying value of performing loans to $4.91 billion at the end of 2009 from $8.18 billion at the end of 2008. In addition to having assets move from performing to non-performing status (see "Risk Management" for additional discussion of non-performing loans), we also had loan repayments and sales that contributed to the decline in income generating loans. Lower interest rates also contributed to the decline in interest income with one-month LIBOR averaging 0.33% in 2009 versus 2.68% in 2008. The impact of declining rates on loans has been tempered by interest rate floors, resulting in a weighted average interest rate of 3.86% in effect on approximately $1.87 billion of loans at December 31, 2009.

        The year over year change in other income was primarily driven by certain one-time transactions in 2008 including $44.2 million of income recognized from the redemption of a participation interest in a lending investment and $12.0 million of income recognized when we exchanged a cost method equity investment for a loan receivable. Additionally, other loan related income, such as prepayment penalties, declined by $27.5 million from 2009 to 2008. Slightly offsetting this increase were $15.0 million of realized and unrealized gains on trading securities held in our other investment portfolio.

        Operating lease income from our CTL assets has remained relatively consistent year over year.

        Costs and expenses—Increases in provisions for loan losses and other expenses were more than offset by fewer asset impairments and lower interest expense and general and administrative expenses to result in an overall decrease in costs and expenses.

        As noted above and discussed further in "Risk Management" and "Executive Overview", increases in our provisions for loan losses were caused by the continued deterioration in the commercial real estate market and weakened economic conditions that have negatively impacted our borrowers' ability to service their debt and refinance their loans at maturity. This has resulted in additional asset-specific reserves due to the increasing level of non-performing loans within the portfolio along with declining values of real estate collateral that secure such loans.

        Impairment charges relating to certain of our securities and equity investments were $182.3 million lower in 2009 as compared to 2008. These assets include available-for-sale and held-to-maturity investments that were determined to be other-than-temporarily impaired based on having trading prices below our carrying values. Also included in 2008 were $21.5 million of impairments of finite lived intangible assets, to reduce their carrying values to their revised estimated fair values. These decreases were offset by $21.9 million of higher CTL impairments (of which $14.1 million was reclassified to income from discontinued operations) caused by deteriorating sub-market conditions and lower than expected rents in certain areas. Impairments of OREO assets also increased by $22.9 million to reduce certain assets to their revised estimated fair values less costs to sell.

        Deteriorating market conditions also led to impairment charges related to goodwill. In 2008, we recorded a $39.1 million impairment charge to eliminate the goodwill in our real estate lending reporting unit. In 2009, we recorded $4.2 million further impairments to reduce the goodwill related to our corporate tenant leasing reporting unit to zero.

        The significant decline in interest expense year over year is primarily a result of reducing our outstanding debt balances from repurchases and repayments. In an effort to generate gains on certain of our debt securities which have traded at discounts to par, as discussed further below, we repurchased $1.31 billion par value of our senior unsecured notes during 2009 and we also repaid an additional $628.3 million at maturity. In addition, we completed an exchange of senior unsecured notes for new second-lien senior secured notes in May 2009, further described in "Liquidity and Capital Resources". This exchange resulted in a $262.7 million deferred gain reflected as a premium to the new notes which is being amortized as a reduction to interest expense over the terms of the new notes. In 2009, we recognized $35.1 million in amortization of this premium as a reduction to interest expense. Lower LIBOR rates also contributed to our decrease in interest expense, with our average borrowing rates decreasing to 4.15% in 2009 from 5.02% in 2008.

        General and administrative expenses decreased primarily due to lower payroll and employee related costs from reductions in headcount.

        Other expense was higher primarily due to a $42.4 million charge incurred during 2009 pursuant to a settlement agreement under which we terminated a long-term lease for new headquarters space and settled all disputes with a landlord. The remaining increase in other expense primarily relates to additional holding costs associated with the increasing number of OREO and REHI properties during the year.

        Gain on early extinguishment of debt—In 2009, we retired $1.31 billion par value of our senior unsecured notes though open market repurchases at discounts to par and recognized $439.4 million in gain on early extinguishment of debt. Additionally we completed our secured note exchange transactions and purchased $12.5 million of our outstanding senior floating rates notes in a cash tender offer, which resulted in an aggregate net gain on early extinguishment of debt of $107.9 million. During 2008, we retired $900.7 million par value of our senior unsecured notes through open market repurchases at discounts to par which resulted in an aggregate net gain on early extinguishment of debt of $393.1 million.

        Gain on sale of joint venture interest—In April 2008, we closed on the sale of our TimberStar Southwest joint venture for a gross sales price of $1.71 billion, including the assumption of debt. We received net proceeds of $417.0 million for our interest in the venture and recorded a gain of $280.2 million.

        Income (loss) from discontinued operations—Income (loss) from discontinued operations in 2009 included impairment charges of $14.1 million on CTL assets sold during the year or held for sale at the end of the year. In 2008, income (loss) from discontinued operations included higher operating results for CTL and TimberStar assets sold or classified as held for sale in 2008 and 2009.

        Gain from discontinued operations—During 2009, we sold four CTL assets and recognized gains of $12.4 million. During 2008, we sold several CTL assets and our Maine timber property for gains of $91.5 million.

Results of Operations for the Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

	For the Years Ended December 31,
	2008	2007	$ Change	% Change
	(in thousands)
Interest income	$947,661	$998,008	$(50,347)	(5)%
Operating lease income	308,742	306,513	2,229	1%
Other income	97,851	99,938	(2,087)	(2)%

Total revenue	1,354,254	1,404,459	(50,205)	(4)%

Interest expense	666,706	629,260	37,446	6%
Operating costs—corporate tenant lease assets	23,059	27,915	(4,856)	(17)%
Depreciation and amortization	94,726	83,690	11,036	13%
General and administrative	143,902	156,534	(12,632)	(8)%
Provision for loan losses	1,029,322	185,000	844,322	>100%
Impairment of other assets	295,738	144,184	151,554	>100%
Impairment of goodwill	39,092	—	39,092	100%
Other expense	37,234	8,927	28,307	>100%

Total costs and expenses	2,329,779	1,235,510	1,094,269	89%

Gain on early extinguishment of debt	393,131	225	392,906	>100%
Gain on sale of joint venture interest	280,219	—	280,219	100%
Earnings from equity method investments	6,535	29,626	(23,091)	(78)%
Income from discontinued operations	22,415	29,970	(7,555)	(25)%
Gain from discontinued operations	91,458	7,832	83,626	>100%

Net income (loss)	$(181,767)	$236,602	$(418,369)	>(100)%

        Revenue—We experienced a decline in interest income in 2008 as compared to 2007 primarily relating to increased non-performing loans, which was partially offset by the inclusion of a full year of interest income in 2008 from the loans acquired from Fremont, compared to only six months of income in 2007. At the end of 2008, the carrying value of performing loans declined 18% to $8.18 billion from $10.00 billion at the end of 2007, primarily as a result of assets moving to non-performing status. This was a result of the deterioration in the commercial real estate market and weakened economic conditions impacting our borrowers, who had difficulty servicing their debt and refinancing or selling their projects in order to repay their loans in a timely manner. Lower interest rates also contributed to the decline in interest income with an average one-month LIBOR of 2.68% in 2008 versus 5.25% in 2007.

        While other income was relatively flat year over year, certain one-time transactions in 2008 resulted in higher income offset by a decrease in other loan related income, such as prepayment penalties. In 2008 we recognized $44.2 million of income from the redemption of a participation interest in a lending investment and $12.0 million when we exchanged a cost method equity investment for a loan receivable.

        Operating lease income from our CTL assets has remained relatively consistent year over year.

        Costs and expenses—Total costs and expenses increased primarily due to significant provisions for loan losses and other asset impairment charges.

        The increase in our provision for loan losses was primarily due to additional asset-specific reserves that were required as a result of the significant increase in non-performing loans during 2008. This significant increase, particularly in our residential land development and condominium construction portfolios, was driven by the weakening economy and the dislocation of the credit markets, which adversely impacted the ability of our borrowers to service their debt and refinance their loans at maturity.

        Impairment charges relating to certain of our securities and equity investments were $207.0 million in 2008 as compared to $144.2 million in 2007. These assets include available-for-sale and held-to-maturity investments that were determined to be other-than-temporarily impaired based on having trading prices below our carrying values. Other asset impairments in 2008, which did not occur in the prior year, included $55.6 million on OREO assets, $21.5 million on finite lived intangible assets (including assets acquired in the Fremont acquisition), and $11.6 million on CTL assets. OREO and CTL asset impairments were also caused by deteriorating sub-market conditions and lower than expected rents in surrounding areas. Deteriorating market conditions also led to the $39.1 million impairment charge to eliminate goodwill in our real estate lending reporting unit in 2008.

        Interest expense increased primarily due to higher average outstanding borrowings during 2008, partially offset by decreased interest rates on our borrowings. Our average outstanding debt balance increased to $12.83 billion in 2008 from $10.05 billion in 2007 through new bond issuances in 2007 and 2008, increased borrowings on our unsecured and secured revolving credit facilities as well as the new secured term loans. Higher borrowings were partially offset by lower average rates, which decreased to 5.02% in 2008 as compared to 5.85% in 2007, primarily as a result of lower LIBOR rates.

        In relation to our CTL portfolio, depreciation and amortization increased as a result of the acquisition and construction of new CTL assets in 2007 while operating costs-corporate tenant lease assets decreased primarily due to increased property expense recoveries from tenants leasing our properties.

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

        Gain on early extinguishment of debt—During the year ended December 31, 2008, we retired $900.7 million par value of our senior unsecured notes through open market repurchases at discounts to par, resulting in an aggregate net gain on early extinguishment of debt of approximately $393.1 million.

        Gain on sale of joint venture interest—In April 2008, we closed on the sale of our TimberStar Southwest joint venture for a gross sales price of $1.71 billion, including the assumption of debt. We received net proceeds of approximately $417.0 million for our interest in the venture and recorded a gain of $280.2 million.

        Earnings from equity method investments—During 2008, losses were recorded on several of our equity method investments due to volatility in the financial markets and deteriorating economic conditions. This was partially offset by the sale of our TimberStar Southwest joint venture, as described above. Our share of losses from this venture prior to the sale were $3.5 million for the year ended December 31, 2008 compared to losses of $14.5 million during the same period in 2007.

        Income from discontinued operations—For the years ended December 31, 2008 and 2007, operating results for CTL and TimberStar assets sold during the period through December 31, 2009 or assets held for sale at the end of 2009 are classified as discontinued operations. The decrease in income from discontinued operations is primarily due to the inclusion of more income in 2007 for CTL and TimberStar assets sold in 2007, 2008 and 2009.

        Gain from discontinued operations—During the year ended December 31, 2008, we sold a portfolio of 32 CTL assets to one buyer and also seventeen CTL assets to different buyers for net aggregate proceeds of $424.1 million, and recognized gains of approximately $64.6 million. In addition, we also closed on the sale of our Maine Timber property for net proceeds of $152.7 million resulting in a gain of $27.0 million.

Adjusted Earnings

        We measure our performance using adjusted earnings in addition to net income. Adjusted earnings represent net income attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders computed in accordance with GAAP, before depreciation, depletion, amortization, gain from discontinued operations, ineffectiveness on interest rate hedges, impairments of goodwill and intangible assets and extraordinary items. Adjustments for joint ventures reflect our share of adjusted earnings calculated on the same basis.

        We believe that adjusted earnings is a helpful measure to consider, in addition to net income, because this measure helps us to evaluate how our commercial real estate finance business is performing compared to other commercial finance companies, without the effects of certain GAAP adjustments that are not necessarily indicative of current operating performance.

        The most significant GAAP adjustments that we exclude in determining adjusted earnings are depreciation, depletion, amortization and impairments of goodwill and intangible assets, which are typically non-cash charges. We do not exclude non-cash impairment charges on tangible assets or provisions for loan loss reserves. As a commercial finance company that focuses on real estate lending and corporate tenant leasing, we record significant depreciation on our real estate assets, and amortization of deferred financing costs associated with our borrowings. Depreciation, depletion and amortization do not affect our daily operations, but they do impact financial results under GAAP. Adjusted earnings is not an alternative or substitute for net income in accordance with GAAP as a measure of our performance. Rather, we believe that adjusted earnings is an additional measure that helps us analyze how our business is performing. Adjusted earnings should not be viewed as an alternative measure of either our operating liquidity or funds available for our cash needs or for distribution to our shareholders. In addition, we may not calculate adjusted earnings in the same manner as other companies that use a similarly titled measure.

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Adjusted earnings:
Net income (loss)	$(769,847)	$(181,767)	$236,602
Add: Depreciation, depletion and amortization	98,238	102,745	99,427
Add: Joint venture income	—	—	92
Add: Joint venture depreciation, depletion and amortization	17,990	14,466	40,826
Add: Amortization of deferred financing costs	(5,487)	50,222	29,907
Add: Impairment of goodwill and intangible assets	4,186	60,618	—
Less: Hedge ineffectiveness, net	—	7,427	(239)
Less: Gain from discontinued operations	(12,426)	(91,458)	(7,832)
Less: Gain on sale of joint venture interest	—	(280,219)	(1,572)
Less: Net loss attributable to noncontrolling interests	1,071	991	816
Less: Preferred dividend requirement	(42,320)	(42,320)	(42,320)

Adjusted diluted earnings (loss) attributable to iStar Financial, Inc. and allocable to common shareholders and HPU holders(1)	$(708,595)	$(359,295)	$355,707

Weighted average diluted common shares outstanding	100,071	131,153	127,542

Explanatory Notes:

(1)
HPU holders are current or former Company employees who purchased high performance common stock units under our High Performance Unit Program. Participating Security holders are Company employees and directors who hold unvested restricted stock units and common stock equivalents granted under our Long Term Incentive Plan. For the years ended December 31, 2009, 2008 and 2007, adjusted diluted earnings (loss) attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders includes $(19,748), $(7,661) and $7,666, respectively, of adjusted earnings (loss) allocable to HPU holders.

(2)
For the years ended December 31, 2008 and 2007, amounts exclude $2,393 and $3,545, respectively, of dividends paid to Participating Security holders.

Risk Management

        Loan Credit Statistics—The table below summarizes our non-performing loans and details the reserve for loan losses associated with our loans:

	As of December 31,
	2009	2008
Non-performing loans
Carrying value	$3,910,922	$3,108,798
Participated portion	298,333	349,359

Managed Loan Value(1)	$4,209,255	$3,458,157
As a percentage of Managed Loan Value of total loans(2)	45.3%	27.5%
Watch list loans
Carrying value	$697,138	$1,026,446
Participated portion	20,561	238,450

Managed Loan Value(1)	$717,699	$1,264,896
As a percentage of Managed Loan Value of total loans(2)	7.7%	10.1%
Reserve for loan losses	$1,417,949	$976,788
As a percentage of Managed Loan Value of total loans(2)	15.3%	7.8%
As a percentage of Managed Loan Value of non-performing loans	33.7%	28.2%
Other real estate owned
Carrying value	$839,141	$242,505
Real estate held for investment, net
Carrying value	$422,664	$—

Explanatory Notes:

(1)
Managed Loan Value of a loan is computed by adding our carrying value of the loan and the participation interest sold on the Fremont CRE portfolio. The participation receives 70% of all loan principal payments including principal that we have funded. Therefore we are in the first loss position and we believe that presentation of the Managed Loan Value is more relevant than a presentation of our carrying value when discussing our risk of loss on the loans in the Fremont CRE Portfolio.

(2)
Managed Loan Value of total loans was $9,289,975 and $12,584,723 as of December 31, 2009 and 2008, respectively.

        As of December 31, 2009, non-performing loans and OREO and REHI assets had the following collateral and property types ($ in thousands):

Collateral/Property Type	Non- performing Loans	OREO & REHI	Total	% of Total
Land	$1,218,108	$402,252	$1,620,360	31.3%
Condo:
Construction—Completed	848,439	487,718	1,336,157	25.8%
Construction—In Progress	210,165	—	210,165	4.1%
Conversion	74,664	114,400	189,064	3.7%
Mixed Use/Mixed Collateral	348,491	19,761	368,252	7.1%
Entertainment/Leisure	267,399	—	267,399	5.2%
Retail	243,915	41,587	285,502	5.5%
Multifamily	238,089	86,936	325,025	6.3%
Hotel	234,005	83,300	317,305	6.1%
Office	107,554	7,384	114,938	2.2%
Corporate—Real Estate	61,754	—	61,754	1.2%
Industrial/R&D	52,817	—	52,817	1.0%
Other	5,522	18,467	23,989	0.5%

Gross carrying value	$3,910,922	$1,261,805	$5,172,727	100.0%

        Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of December 31, 2009, we had non-performing loans with an aggregate carrying value of $3.91 billion and an aggregate Managed Loan Value of $4.21 billion, or 45.3% of the Managed Loan Value of total loans. Our non-performing loans increased during 2009, particularly in our residential land development and condominium construction portfolios, due to the weakened economy and the continued disruption in the credit markets, which adversely impacted the ability of many of our borrowers to service their debt and refinance our loans at maturity. Due to the continued deterioration of the commercial real estate market, the process of estimating collateral values and reserves will continue to require significant judgment on the part of management, which is inherently uncertain and subject to change. Management currently believes there is adequate collateral and reserves to support the carrying values of the loans.

        Watch List Assets—We conduct a quarterly credit review, resulting in an individual risk rating being assigned to each asset in our portfolio. This review is designed to enable management to evaluate and manage asset-specific credit issues and identify credit trends on a portfolio-wide basis. As of December 31, 2009, we had assets on the watch list, (excluding non-performing loans), with an aggregate carrying value of $697.1 million and an aggregate Managed Loan Value of $717.7 million, or 7.7% of total Managed Loan Value.

        Reserve for Loan Losses—During the year ended December 31, 2009, the reserve for loan losses increased $441.2 million, which was the result of $1.26 billion of provisioning for loan losses reduced by $814.2 million of charge-offs. The reserve is increased through the provision for loan losses, which reduces income in the period recorded and the reserve is reduced through charge-offs.

        The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of December 31, 2009, we had asset-specific reserves of $1.24 billion or 29.5% of non-performing loans compared to asset-specific reserves of $799.6 million or 23.1% of non-performing loans at December 31, 2008. The increase in asset-specific reserves during the year ended December 31, 2009 was primarily due to the increase in non-performing loans as previously discussed. The increase was also due to additional reserves required for existing non-performing loans further impacted by the continued deterioration in the commercial real estate market.

        The formula-based general reserve is derived from estimated probabilities of principal loss and loss given default severities assigned to the portfolio during our quarterly internal risk rating assessment. Probabilities of principal loss and severity factors are based on industry and/or internal experience and may be adjusted for significant factors that, based on our judgment, impact the collectability of the loans as of the balance sheet date. The general reserve was $174.9 million or 3.4% of performing loans as of December 31, 2009 compared to $177.2 million or 1.9% of performing loans at December 31, 2008.

        Real Estate Held for Investment, net and Other Real Estate Owned—During the year ended December 31, 2009, we received title to properties in full or partial satisfaction of non-performing mortgage loans with a carrying value of $1.88 billion, for which the properties had served as collateral, and recorded charge-offs totaling $573.6 million related to these loans. Of this total, we recorded properties with a carrying value of $399.6 million to REHI and $904.2 million to OREO based on our strategy to either hold the properties over a longer period or to market them for sale. During the year ended December 31, 2009, we sold OREO assets for net proceeds of $270.6 million and recorded impairment charges totaling $78.6 million due to changing market conditions, which were included in "Impairment of other assets" on our Consolidated Statements of Operations.

        Tenant Credit Characteristics—As of December 31, 2009, our CTL assets had 95 different tenants, of which 66% were public companies and 34% were private companies. In addition, 36% of the tenants were rated investment grade by one or more national rating agencies, 35% were rated non-investment grade and the remaining tenants were not rated.

Liquidity and Capital Resources

        For the upcoming year, we will require significant capital to repay $586.8 million of our 2010 debt maturities and to fund our investment activities and operating expenses, including approximately $430.0 million of unfunded commitments primarily associated with our construction loan portfolio. However, the timing of funding these commitments and the amounts of the individual fundings are largely dependent on construction projects meeting certain milestones, and therefore they are difficult to predict with certainty. In addition, under the terms of our First Priority Credit Agreement, (as discussed below), if we do not pay down the outstanding balance of that loan by $500 million by September 30, 2010, payments of principal and net sale proceeds received by us in respect of assets constituting collateral for our obligations under this agreement must be applied toward the mandatory prepayment of the loan and commitment reductions under the agreement.

        Our capital sources in today's financing environment include repayments from our loan assets, asset sales, financings secured by our assets, cash flow from operations and potential joint ventures. From a liquidity perspective, we expect to continue to experience significant uncertainty with respect to our sources of funds. Historically we have also issued unsecured corporate debt, convertible debt and preferred and common equity; however, current market conditions have effectively eliminated our access to these sources of capital in the near term.

        In March 2009, we obtained additional financing and consummated a restructuring of our existing unsecured revolving credit facilities by entering into new secured credit facilities (the "Secured Credit Facilities Transaction"). In connection with this transaction, we entered into a $1.00 billion First Priority Credit Agreement maturing in June 2012 that is secured by a pool of collateral consisting of loan assets, corporate tenant lease assets, securities and other assets. We also entered into a $1.70 billion Second

Priority Credit Agreement maturing in June 2011 and a $950.0 million Second Priority Credit Agreement maturing in June 2012 with the same lenders participating in the First Priority Credit Agreement, who have a second lien on the same collateral pool. Refer to the Credit Facilities Restructuring section below for further details on these transactions.

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

        During 2009, we received gross principal repayments from borrowers of $1.85 billion and $1.06 billion in proceeds from strategic asset sales. We funded $1.22 billion of loan commitments during the year and repaid outstanding debt of $1.32 billion partially offset by new borrowings of $1.00 billion. We also repurchased $1.31 billion par value of senior unsecured notes resulting in the recognition of $439.4 million in net gains on the early extinguishment of debt during the year. To date, we have been able to partially mitigate the impact of increased expenses associated with our loan loss reserves on some of our financial covenants through the recognition of gains associated with the discounted extinguishment of debt. We may from time to time seek to retire or repurchase additional outstanding debt through cash purchases and/or exchanges, which may take the form of open market purchases, privately negotiated transactions or otherwise, however, there can be no assurance that the Company's efforts in this regard can be successful.

        As of December 31, 2009, we had $224.6 million of unrestricted cash. We will need additional liquidity over the coming year to supplement loan repayments and cash generated from operations in order to meet our debt maturities and funding obligations. We actively manage our liquidity and continually work on initiatives to address both our debt covenants compliance and our liquidity needs. We expect proceeds from asset sales to supplement loan repayments and intend to continue to analyze additional asset sales, secured financing alternatives and other strategic transactions in order to maintain adequate liquidity. During the first quarter of 2010, we began exploring a sale or other transaction involving a portfolio of 34 corporate tenant leased assets totaling approximately 12 million square feet and representing approximately 40% of the Company's total corporate tenant leased net operating income. The portfolio is encumbered by secured, non-recourse term debt that matures in April 2011. Any decision by us to sell or otherwise dispose of some or all of the portfolio will be based primarily on the pricing terms offered by interested parties. There can be no assurance that any transaction involving all or part of the portfolio will be consummated. Under the terms of our credit agreements, we can issue a total of up to $1.00 billion of second priority secured notes in exchange or refinancing transactions involving our unsecured notes. After giving effect to the private exchange offers in May 2009, described above, we can issue up to $365.2 million of new notes in exchange or refinancing transactions. Our liquidity plan is dynamic and we expect to monitor the markets and adjust our plan as market conditions change. There is a risk that we will not be able to meet all of our funding and debt service obligations or maintain compliance with our debt covenants. Management's failure to successfully implement our liquidity plan could have a material adverse effect on our financial position and covenant compliance, results of operations and cash flows.

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

        The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of December 31, 2009. We have no other long-term liabilities that would constitute a contractual obligation.

	Principal And Interest Payments Due By Period
	Total	Less Than 1 Year	2-3 Years(1)	4-5 Years	6-10 Years	After 10 Years
	(In thousands)
Long-Term Debt Obligations:
Unsecured notes	$3,478,885	$553,294	$1,208,311	$1,250,390	$466,890	$—
Secured notes	634,801	—	155,253	479,548	—	—
Convertible notes	787,750	—	787,750	—	—	—
Unsecured revolving credit facilities	748,601	—	748,601	—	—	—
Secured term loans(2)	3,999,342	33,478	3,703,921	55,941	21,520	184,482
Secured revolving credit facility	959,426	—	959,426	—	—	—
Trust preferred	100,000	—	—	—	—	100,000

Total principal maturities	10,708,805	586,772	7,563,262	1,785,879	488,410	284,482
Interest Payable(3)	1,414,140	442,681	567,621	237,571	126,207	40,060
Operating Lease Obligations	47,279	6,095	11,097	8,744	17,987	3,356

Total(4)	$12,170,224	$1,035,548	$8,141,980	$2,032,194	$632,604	$327,898

Explanatory Notes:

(1)
Future long-term debt obligations due during the years ended December 31, 2011 and 2012 are $4.02 billion and $3.54 billion, respectively.

(2)
As further discussed in Debt Covenants below, if we do not pay down the outstanding balance of our $1.00 billion First Priority Credit Agreement by $500 million by September 30, 2010, payments of principal and net sale proceeds received by us in respect of assets constituting collateral for our obligation under this agreement must be applied towards the mandatory prepayment of the loan and commitment reductions under the agreement. This amount has been included in years 2-3 based on its contractual maturity.

(3)
All variable-rate debt assumes a 30-day LIBOR rate of 0.23% (the 30-day LIBOR rate at December 31, 2009).

(4)
See "Off-Balance Sheet Transactions" below, for a discussion of certain unfunded commitments related to our lending and CTL business.

        Credit Facilities Restructuring—In March 2009, we entered into a $1.00 billion First Priority Credit Agreement with participating members of our existing bank lending group. The First Priority Credit Agreement will mature in June 2012. Borrowings bear interest at the rate of LIBOR + 2.50% per year, subject to adjustment based upon our corporate credit ratings (see Ratings Triggers below) and are collateralized by a first-priority lien on a pool of collateral consisting of loans, debt securities, corporate tenant lease assets and other assets pledged under the First and Second Priority Credit Agreements and the Second Priority Secured Exchange Notes (see below). As of December 31, 2009, the First Priority Credit Agreement was fully drawn with $1.00 billion of secured term loans outstanding.

        We also restructured our two unsecured revolving credit facilities by entering into two Second Priority Credit Agreements, with $1.70 billion maturing in 2011 and $950.0 million maturing in 2012, with the same lenders participating in the First Priority Credit Agreement. Such lenders' commitments under the Company's unsecured facilities have been terminated and replaced by their commitments under the Second Priority Credit Agreements. Under these agreements, the participating lenders have a second priority lien on the same collateral pool securing the First Priority Credit Agreement and the Second Priority Secured Exchange Notes (see Unsecured/Secured Notes Exchange below). As of December 31, 2009, outstanding borrowings under the Second Priority Credit Agreements include $625.2 million and $334.2 million of revolving loans due in June 2011 and June 2012, respectively, as well as $1.06 billion and $621.2 million of term loans due in June 2011 and June 2012, respectively. Borrowings bear interest at the rate of LIBOR + 1.50% per year, subject to adjustment based upon our corporate credit ratings (see Ratings Triggers below). As of December 31, 2009 there was approximately $2.1 million that was immediately available to draw under the Second Priority Credit Agreement.

        At December 31, 2009, the total carrying value of assets pledged as collateral under the First and Second Priority Credit Agreements and the Second Priority Secured Exchange Notes was $5.73 billion.

        Concurrently, we entered into amendments to our $2.22 billion and $1.20 billion unsecured revolving credit facilities. As of December 31, 2009, after giving effect to the amendments, outstanding balances on the unsecured credit facilities were $504.3 million, which will expire in June 2011, and $244.3 million, which will expire in June 2012. The amendments eliminated certain covenants and events of default. The unsecured revolving credit facilities may not be repaid prior to maturity while the First and Second Priority Credit Agreements remain outstanding. These facilities remain unsecured and no changes were made to the pricing terms of these facilities in connection with these amendments.

        Unsecured/Secured Notes Exchange—In May 2009, we completed a series of private offers in which we issued $155.3 million aggregate principal amount of our 8.0% second priority senior secured guaranteed notes due 2011 ("2011 Notes") and $479.5 million aggregate principal amounts of our 10.0% second priority senior secured guaranteed notes due 2014 ("2014 Notes" and together with the 2011 Notes, the "Second Priority Secured Exchange Notes") in exchange for $1.01 billion aggregate principal amount of our senior unsecured notes of various series. The Second Priority Secured Exchange Notes are collateralized by a second priority lien on the same pool of collateral pledged under the First and Second Priority Credit Agreements. In conjunction with the exchange, we also purchased $12.5 million par value of our outstanding senior floating rate notes due September 2009 in a cash tender offer. As a result of the secured note exchange, we recorded a gain on early extinguishment of debt of $107.9 million at the time of the transaction as well as a deferred gain of $262.7 million, reflected as a premium on the new secured notes which will be amortized to interest expense over the terms of the secured notes.

        Note Repurchases—During the year ended December 31, 2009, we repurchased, through open market and private transactions, $1.31 billion par value of our senior unsecured notes with various maturities ranging from January 2009 to March 2017. In connection with these repurchases, we recorded an aggregate net gain on early extinguishment of debt of $439.4 million for the year ended December 31, 2009.

        Debt Covenants—Our ability to borrow under our secured credit facilities depends on maintaining compliance with various covenants, including a minimum tangible net worth covenant and specified financial ratios, such as fixed charge coverage, unencumbered assets to unsecured indebtedness, eligible collateral coverage and leverage. Our recent financial results have put pressure on our ability to maintain compliance with certain of the debt covenants in our secured bank credit facilities. In particular, our tangible net worth at December 31, 2009 was approximately $1.7 billion, which is not significantly above the financial covenant minimum requirement in our secured credit facilities of $1.5 billion. We intend to operate our business in order to remain in compliance with the covenants in our debt instruments; however, there can be no assurance that we will be able to do so. Further loan loss reserves and impairment charges will adversely impact our tangible net worth. All of these covenants on our facilities are maintenance covenants and, if breached could result in an acceleration of our facilities if a waiver or modification is not agreed upon with the requisite percentage of the unsecured lending group and lenders on our other facilities. Our secured credit facilities also impose limitations on repayments, repurchases, refinancings and optional redemptions of our existing unsecured notes or secured exchange notes issued pursuant to our exchange offer, as well as limitations on repurchases of our Common Stock. For so long as we maintain our qualification as a REIT, the secured credit facilities permit us to distribute 100% of our REIT taxable income on an annual basis. We may not pay common dividends if we cease to qualify as a REIT.

        Our publicly held debt securities also contain covenants that include fixed charge coverage and unencumbered assets to unsecured indebtedness ratios and our secured debt securities have an eligible collateral coverage requirement. The fixed charge coverage ratio in our publicly held securities is an incurrence test. If we do not meet the fixed charge coverage ratio, our ability to incur additional indebtedness will be restricted. The unencumbered assets to unsecured indebtedness covenant and the eligible collateral coverage covenant are maintenance covenants and, if breached and not cured within applicable cure periods, could result in acceleration of our publicly held debt unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. Based on our unsecured credit ratings at December 31, 2009, the financial covenants in our publicly held debt securities, including the fixed charge coverage ratio and maintenance of unencumbered assets to unsecured indebtedness ratio, are operative.

        Our secured credit facilities and our public debt securities contain cross default provisions that would allow the lenders and the bondholders to declare an event of default and accelerate our indebtedness to them if we fail to pay amounts due in respect of our other recourse indebtedness in excess of specified thresholds. In addition, our secured credit facilities, unsecured credit facilities and the indentures governing our public debt securities provide that the lenders and bondholders may declare an event of default and accelerate our indebtedness to them if there is a non payment default under our other recourse indebtedness in excess of specified thresholds and, if the holders of the other indebtedness are permitted to accelerate, in the case of the secured credit facilities, or accelerate, in the case of our unsecured credit facilities and the bond indentures, the other recourse indebtedness.

        The First and Second Priority Credit Agreements and the indentures governing the Second Priority Secured Exchange Notes contain a number of covenants, including that we maintain collateral coverage of at least 1.3x the aggregate borrowings and letters of credit outstanding under the First Priority Credit Agreement, the Second Priority Credit Agreements and the Second Priority Secured Exchange Notes. Under certain circumstances, the First and Second Priority Credit Agreements require that payments of principal and net sale proceeds received by us in respect of assets constituting collateral for our obligations under these agreements be applied toward the mandatory prepayment of loans and commitment reductions under them. We would be required to make such prepayments (i) during any time that the ratio of our EBITDA to fixed charges, as defined under the agreements, is less than 1.25 to 1.00, (ii) if, after receiving a payment of principal or net sale proceeds in respect of collateral, the Company has insufficient eligible assets available to pledge as replacement collateral or (iii) if, and for so long as, the aggregate principal amount of loans outstanding under the First Priority Credit Agreement exceeds $500 million at any time on or after September 30, 2010, or zero at any time on or after March 31, 2011.

        We believe we are in full compliance with all the covenants in our debt instruments as of December 31, 2009.

        Ratings Triggers—Our First and Second Priority Secured Credit Agreements and unsecured credit agreements bear interest at LIBOR based rates plus an applicable margin which varies between the Credit Agreements and is determined based on our corporate credit ratings. Our ability to borrow under our credit facilities is not dependent on the level of our credit ratings. Based on our current credit ratings, further downgrades in our credit ratings will have no effect on our borrowing rates under these facilities.

        Off-Balance Sheet Transactions—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity.

        Unfunded commitments—We generally fund construction and development loans and build outs of CTL space over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of December 31, 2009, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down are as follows (in thousands):

	Loans	CTL	Total
Performance-Based Commitments	$616,400	$13,074	$629,474
Discretionary Fundings	137,685	—	137,685
Strategic Investments	N/A	N/A	73,139

Total	$754,085	$13,074	$840,298

        Transactions with Related Parties—We have substantial investments in non-controlling interests of Oak Hill Advisors, L.P., Oak Hill Credit Alpha MGP, OHSF GP Partners II, LLC, Oak Hill Credit Opportunities MGP, LLC, OHSF GP Partners (Investors), LLC, OHA Finance MGP, LLC, OHA Capital Solutions MGP, LLC, OHA Strategic Credit GenPar, LLC, OHA Leveraged Loan Portfolio GenPar, LLC, OHA Structured Products MGP, LLC, Oakhill Credit Opp Fund, LP and Oak Hill Credit Partners II, Limited (see Note 7 to the Company's Notes to Consolidated Financial Statements). In relation to our investment in these entities, we appointed to our Board of Directors a member that holds a substantial investment in these same nine entities. As of December 31, 2009, the carrying value in these ventures was $181.1 million. We recorded equity in earnings from these investments of $22.7 million for the year ended December 31, 2009. We have also invested directly in six funds managed by Oak Hill Advisors, L.P., which have a cumulative carrying value of $0.6 million as of December 31, 2009 and for which we recorded income of $0.2 million for the year ended December 31, 2009. In addition, we have paid $0.1 million to certain of these entities representing management fees as well as advisory service related fees in conjunction with our debt repurchase transactions.

        Stock Repurchase Program—On March 13, 2009, our Board of Directors authorized the repurchase of up to $50 million of Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. During the year ended December 31, 2009, we repurchased 11.8 million shares of our outstanding Common Stock for approximately $29.9 million, at an average cost of $2.54 per share, and the repurchases were recorded at cost. As of December 31, 2009, we had $21.5 million of Common Stock available to repurchase under the authorized stock repurchase programs.

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

        During 2009, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Note 3 to our Consolidated

Financial Statements. The following is a summary of accounting policies that require more significant management estimates and judgments:

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

        The provision for loan losses for the years ended December 31, 2009, 2008 and 2007 were $1.26 billion, $1.03 billion and $185.0 million, respectively. The increase in the provision for loan losses was primarily due to increased asset specific reserves required as a result of the increase in impaired loans. The total reserve for loan losses at December 31, 2009 and 2008, included asset specific reserves of $1.24 billion and $799.6 million, respectively, and general reserves of $174.9 million and $177.2 million, respectively.

        Impairment of available-for-sale and held-to-maturity debt securities—For held-to-maturity and available-for-sale debt securities held in "Loans and other lending investments," management evaluates whether the asset is other-than-temporarily impaired when the fair market value is below carrying value. We consider debt securities other-than-temporarily impaired if (1) we have the intent to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery, or (3) we do not expect to recover the entire amortized cost basis of the security. If it is determined that an other-than-temporary impairment exists, the portion related to credit losses, where we do not expect to recover our entire amortized cost basis, will be recognized as an "Impairment of other assets" on the our Consolidated Statements of Operations. If we do not intend to sell the security and it is more likely than not that we will be required to sell the security, but the security has suffered a credit loss, the impairment charge will be separated. The credit loss component of the impairment will be recorded as an "Impairment of other assets" on our Consolidated Statements of Operations, and the remainder will be recorded in "Accumulated other comprehensive income" on our Consolidated Balance Sheets.

        During the years ended December 31, 2009, 2008 and 2007, we determined that unrealized credit related losses on certain held-to-maturity and available-for-sale debt securities were other-than-temporary and recorded impairment charges totaling $11.7 million, $120.0 million and $134.9 million, respectively, in "Impairment of other assets" on the Consolidated Statements of Operations. There are no other-than-temporary impairments recorded in "Accumulated other comprehensive income" on our Consolidated Balance Sheet as of December 31, 2009.

        Other real estate owned—OREO consists of properties acquired through foreclosure or by deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans that we intend to market for sale in the near term. OREO is recorded at the estimated fair value less costs to sell. The excess of the carrying value of the loan over the fair value of the property less estimated costs to sell is charged-off against the reserve for loan losses when title to the property is obtained. Significant property improvements may be capitalized to the extent that the carrying value of the property does not exceed the estimated fair value less costs to sell. The gain or loss on final disposition of an OREO is recorded in "Impairment of other assets" on our Consolidated Statements of Operations, and is considered income (loss) from continuing operations as it represents the final stage of our loan collection process.

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

        During the years ended December 31, 2009, 2008 and 2007, we received titles to properties in satisfaction of senior mortgage loans with cumulative carrying values of $1.88 billion, $419.1 million and $152.4 million, respectively, for which those properties had served as collateral, and recorded charge-offs totaling $573.6 million, $102.4 million and $23.2 million, respectively, related to these loans. Subsequent to taking title to the properties, we determined certain OREO assets were impaired due to changing market conditions, and recorded impairment charges of $78.6 million and $55.6 million during the year ended December 31, 2009 and 2008.

        Real estate held for investment, net—REHI consists of properties acquired through foreclosure or through deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans that management intends to hold, operate or develop for a period of at least twelve months. REHI assets are initially recorded at their estimated fair value. The excess of the carrying value of the loan over the fair value of the property is charged-off against the reserve for loan losses when title to the property is obtained. Upon acquisition, tangible and intangible assets and liabilities acquired are recorded at their estimated fair values. We consider REHI assets to be long-lived and periodically review them for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment of REHI assets is measured in the same manner as long-lived assets as described below.

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

        During the years ended December 31, 2009 and 2008, we recorded impairment charges of $19.4 million and $11.6 million, respectively, due to changes in market conditions.

        Identified intangible assets and goodwill—We record intangible assets acquired at their estimated fair values separate and apart from goodwill. We determine whether such intangible assets have finite or indefinite lives. As of December 31, 2009, all such acquired intangible assets have finite lives. We amortize finite lived intangible assets based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in "Impairment of other assets" on our Consolidated Statements of Operations.

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

        Due to an overall deterioration in conditions within the commercial real estate market, we recorded impairment charges of $4.2 million during 2009 and $39.1 million during 2008 to write-off the goodwill allocated to the CTL and Real Estate Lending reporting segments, respectively. These charges were recorded in "Impairment of goodwill" on our Consolidated Statements of Operations.

        During the year ended December 31, 2008, we also recorded non-cash charges of $21.5 million to reduce the carrying value of certain intangible assets related to the Fremont CRE acquisition and other acquisitions, based on their revised estimated fair values. These charges were recorded in "Impairment of other assets" on our Consolidated Statements of Operations.

        Consolidation—Variable Interest Entities—We invest in many entities in which we either own a minority interest or may have a majority interest, but do not have voting control of the entity. We must evaluate these types of interests to determine if the entity is a variable interest entity ("VIE"), and if we are the primary beneficiary. There is a significant amount of judgment required to determine if an entity is considered a VIE and if we are the primary beneficiary, we first perform a qualitative analysis, which requires certain subjective decisions regarding our assessment, including, but not limited to, the nature and structure of the entity, the variability of the economic interests that the entity passes along to its interest holders, the rights of the parties and the purpose of the arrangement. An iterative quantitative analysis is required if our qualitative analysis proves inconclusive as to whether the entity is a VIE or we are the primary beneficiary and consolidation is required.

        Fair value of assets and liabilities—The degree of management judgment involved in determining the fair value of assets and liabilities is dependent upon the availability of quoted market prices or observable market parameters. For financial and nonfinancial assets and liabilities that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, we would use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement.

        See Note 16 of the Notes to Consolidated Financial Statements for a complete discussion on our use of fair valuation of financial and non-financial assets and financial liabilities and the related measurement techniques.

New Accounting Standards

        For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see Note 3 to the Notes to the Consolidated Financial Statements.

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

        Approximately 10.3% of our loan investments are subject to prepayment protection in the form of lock-outs, yield maintenance provisions or other prepayment premiums which provide substantial yield protection to us. Those assets generally not subject to prepayment penalties include: (1) variable-rate loans based on LIBOR, originated or acquired at par, which would not result in any gain or loss upon repayment; and (2) discount loans and loan participations acquired at discounts to face values, which would result in gains upon repayment. Further, while we generally seek to enter into loan investments which provide for substantial prepayment protection, in the event of declining interest rates, we could receive such prepayments and may not be able to reinvest such proceeds at favorable returns. Such prepayments could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

Interest Rate Risks

        In the event of a significant rising interest rate environment or further economic downturn, defaults could increase and cause additional credit losses to us which adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

        Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. As fully discussed in Note 12 of the Company's Notes to Consolidated Financial Statements, we seek to employ match funding-based financing and hedging strategies to limit the effects of changes in interest rates on our operations, including engaging in interest rate caps, swaps and other interest rate-related derivative contracts. These strategies are specifically designed to reduce our exposure, on specific transactions or on a portfolio basis, to changes in cash flows as a result of interest rate movements in the market. We do not enter into derivative contracts for speculative purposes or as a hedge against changes in our credit risk or the credit risk of our borrowers.

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

        The following table quantifies the potential changes in net investment income should interest rates increase by 100 or 200 basis points and decrease by 10 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). Net investment income is calculated as revenue from loans and other lending investments and operating leases and earnings from equity method investments, less interest expense, operating costs on CTL assets and gain on early extinguishment of debt, for the year ended December 31, 2009. The base interest rate scenario assumes the one-month LIBOR rate of 0.23% as of December 31, 2009. Actual results could differ significantly from those estimated in the table.

Estimated Percentage Change In

Change in Interest Rates	Net Investment Income(1)
-10 Basis Points(1)	0.49%
Base Interest Rate	—%
+100 Basis Points	(4.86)%
+200 Basis Points	(9.67)%

Explanatory Notes:

(1)
We have a net floating rate debt exposure resulting in an increase in net investment income when rates decrease and vice versa. In addition, interest rate floors on certain of our loan assets further increase net investment income as rates decrease and vice versa. As of December 31, 2009, $1.87 billion of our floating rate loans have a weighted average interest rate floor of 3.86%.

Item 8.    Financial Statements and Supplemental Data

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        Financial statements of 24 unconsolidated entities accounted for under the equity method have been omitted because the Company's proportionate share of the income from continuing operations before income taxes is less than 20% of the respective consolidated amount and the investments in and advances to each company are less than 20% of consolidated total assets.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of iStar Financial Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iStar Financial Inc. and its subsidiaries (collectively, the "Company") at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 3 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for convertible debt instruments that may be settled in cash upon conversion.

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

/s/  PricewaterhouseCoopers LLP
New York, New York
February 26, 2010

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	As of December 31,
	2009	2008
ASSETS
Loans and other lending investments, net	$7,661,562	$10,586,644
Corporate tenant lease assets, net	2,885,896	3,044,811
Other investments	433,130	447,318
Real estate held for investment, net	422,664	—
Other real estate owned	839,141	242,505
Assets held for sale	17,282	—
Cash and cash equivalents	224,632	496,537
Restricted cash	39,654	155,965
Accrued interest and operating lease income receivable, net	54,780	87,151
Deferred operating lease income receivable	122,628	116,793
Deferred expenses and other assets, net	109,206	119,024

Total assets	$12,810,575	$15,296,748

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$252,110	$354,492
Debt obligations, net	10,894,903	12,486,404

Total liabilities	11,147,013	12,840,896

Commitments and contingencies	—	—
Redeemable noncontrolling interests	7,444	9,190
Equity:
iStar Financial Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (see Note 11)	22	22
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 137,868 issued and 94,216 outstanding at December 31, 2009 and 137,352 issued and 105,457 outstanding at December 31, 2008	138	137
Additional paid-in capital	3,791,972	3,768,772
Retained earnings (deficit)	(2,051,376)	(1,240,280)
Accumulated other comprehensive income (see Note 15)	6,145	1,707
Treasury stock, at cost, $0.001 par value, 43,652 shares at December 31, 2009 and 31,895 shares at December 31, 2008	(151,016)	(121,159)

Total iStar Financial Inc. shareholders' equity	1,605,685	2,418,999
Noncontrolling interests	50,433	27,663

Total equity	1,656,118	2,446,662

Total liabilities and equity	$12,810,575	$15,296,748

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Years Ended December 31,
	2009	2008	2007
Revenue:
Interest income	$557,809	$947,661	$998,008
Operating lease income	305,007	308,742	306,513
Other income	30,468	97,851	99,938

Total revenue	893,284	1,354,254	1,404,459

Costs and expenses:
Interest expense	481,116	666,706	629,260
Operating costs—corporate tenant lease assets	23,467	23,059	27,915
Depreciation and amortization	97,869	94,726	83,690
General and administrative	127,044	143,902	156,534
Provision for loan losses	1,255,357	1,029,322	185,000
Impairment of other assets	122,699	295,738	144,184
Impairment of goodwill	4,186	39,092	—
Other expense	104,795	37,234	8,927

Total costs and expenses	2,216,533	2,329,779	1,235,510

Income (loss) before earnings from equity method investments and other items	(1,323,249)	(975,525)	168,949
Gain on early extinguishment of debt	547,349	393,131	225
Gain on sale of joint venture interest	—	280,219	—
Earnings from equity method investments	5,298	6,535	29,626

Income (loss) from continuing operations	(770,602)	(295,640)	198,800
Income (loss) from discontinued operations	(11,671)	22,415	29,970
Gain from discontinued operations	12,426	91,458	7,832

Net income (loss)	(769,847)	(181,767)	236,602
Net loss attributable to noncontrolling interests	1,071	991	816
Gain on sale of joint venture interest attributable to noncontrolling interests	—	(18,560)	—
Gain from discontinued operations attributable to noncontrolling interests	—	(3,689)	—

Net income (loss) attributable to iStar Financial Inc.	(768,776)	(203,025)	237,418
Preferred dividends	(42,320)	(42,320)	(42,320)

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders(1)(2)(3)	$(811,096)	$(245,345)	$195,098

Per common share data(3):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(7.89)	$(2.68)	$1.19
Diluted	$(7.89)	$(2.68)	$1.18
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(7.88)	$(1.85)	$1.48
Diluted	$(7.88)	$(1.85)	$1.47
Weighted average number of common shares—basic	100,071	131,153	126,801
Weighted average number of common shares—diluted	100,071	131,153	127,542
Per HPU share data(1)(3):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(1,503.13)	$(505.47)	$224.40
Diluted	$(1,503.13)	$(505.47)	$223.27
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(1,501.73)	$(349.87)	$279.53
Diluted	$(1,501.73)	$(349.87)	$278.07
Weighted average number of HPU shares—basic and diluted	15	15	15

Explanatory Notes:

(1)
HPU holders are current and former Company employees who purchased high performance common stock units under the Company's High Performance Unit Program (see Note 11).

(2)
Participating Security holders are Company employees and directors who hold unvested restricted stock units and common stock equivalents granted under the Company's Long Term Incentive Plans (see Notes 13 and 14).

(3)
See Note 14 for amounts attributable to iStar Financial Inc. for income (loss) from continuing operations and further details on the calculation of earnings per share.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Changes in Equity

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2006	$22	$9,800	$127	$3,465,925	$(479,695)	$16,956	$(26,272)	$29,509	$3,016,372
Exercise of options	—	—	—	2,888	—	—	—	—	2,888
Net proceeds from equity offering	—	—	8	217,926	—	—	—	—	217,934
Dividends declared—preferred	—	—	—	—	(42,320)	—	—	—	(42,320)
Dividends declared—common	—	—	—	—	(459,253)	—	—	—	(459,253)
Dividends declared—HPU	—	—	—	—	(10,130)	—	—	—	(10,130)
Repurchase of stock	—	—	—	—	—	—	(30,947)	—	(30,947)
Restricted stock unit amortization, net of shares withheld	—	—	—	11,116	—	—	—	—	11,116
Issuance of stock—DRIP/stock purchase plan	—	—	—	2,518	—	—	—	—	2,518
Redemption of HPU's	—	—	—	1,105	—	—	—	—	1,105
Net income for the period(2)	—	—	—	—	237,418	—	—	(948)	236,470
Contributions from noncontrolling interests	—	—	—	—	—	—	—	17,688	17,688
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,704)	(3,704)
Sale/purchase of certain noncontrolling interests	—	—	—	—	—	—	—	(6,370)	(6,370)
Adoption of ASC 470-20-65-1 (see Notes 3 and 9)	—	—	—	38,054	—	—	—	—	38,054
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(19,251)	—	—	(19,251)

Balance at December 31, 2007	$22	$9,800	$135	$3,739,532	$(753,980)	$(2,295)	$(57,219)	$36,175	$2,972,170

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Changes in Equity (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2007	$22	$9,800	$135	$3,739,532	$(753,980)	$(2,295)	$(57,219)	$36,175	$2,972,170
Exercise of options	—	—	—	5,868		—	—	—	5,868
Dividends declared—preferred	—	—	—	—	(42,320)	—	—	—	(42,320)
Dividends declared—common	—	—	—	—	(236,052)	—	—	—	(236,052)
Dividends declared—HPU	—	—	—	—	(4,903)	—	—	—	(4,903)
Repurchase of stock	—	—	—	—	—	—	(63,940)	—	(63,940)
Restricted stock unit amortization, net of shares withheld	—	—	1	20,746	—	—	—	—	20,747
Issuance of stock—DRIP/stock purchase plan	—	—	1	1,887	—	—	—	—	1,888
Redemption of HPU's	—	—	—	1,400	—	—	—	—	1,400
Net loss for the period(2)	—	—	—	—	(203,025)	—	—	(1,707)	(204,732)
Convertible Note repurchase	—	—	—	(661)	—	—	—		(661)
Gain attributable to noncontrolling interests	—	—	—	—	—	—	—	22,249	22,249
Contributions from noncontrolling interests	—	—	—	—	—	—	—	171	171
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(25,048)	(25,048)
Sale/purchase of certain noncontrolling interests	—	—	—	—	—	—	—	(4,177)	(4,177)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	4,002	—	—	4,002

Balance at December 31, 2008	$22	$9,800	$137	$3,768,772	$(1,240,280)	$1,707	$(121,159)	$27,663	$2,446,662

Dividends declared—preferred	—	—	—	—	(42,320)	—	—	—	(42,320)
Repurchase of stock	—	—	—	—	—	—	(29,857)	—	(29,857)
Restricted stock unit amortization, net of shares withheld	—	—	1	23,200	—	—	—	—	23,201
Net loss for the period(2)	—	—	—	—	(768,776)	—	—	(1,065)	(769,841)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	26,487	26,487
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,652)	(2,652)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	4,438	—	—	4,438

Balance at December 31, 2009	$22	$9,800	$138	$3,791,972	$(2,051,376)	$6,145	$(151,016)	$50,433	$1,656,118

Explanatory Notes:

(1)
See Note 11 for details on the Company's Cumulative Redeemable Preferred Stock.

(2)
For the years ended December 31, 2009, 2008 and 2007, net income (loss) for the period included $(6), $716 and $132 of net income (loss) attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(769,847)	$(181,767)	$236,602
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for loan losses	1,255,357	1,029,322	185,000
Non-cash expense for stock-based compensation	23,592	23,079	17,743
Impairment of goodwill	4,186	39,092	—
Impairment of other assets	136,832	295,738	144,184
Depreciation, depletion and amortization	99,287	104,453	100,123
Amortization of discounts/premiums and deferred financing costs on debt	(12,025)	44,326	28,373
Amortization of discounts/premiums, deferred interest and costs on lending investments	(117,527)	(196,519)	(234,944)
Discounts, loan fees and deferred interest received	11,921	29,403	66,991
Earnings from equity method investments	(5,298)	(6,535)	(29,468)
Distributions from operations of equity method investments	27,973	48,197	41,796
Deferred operating lease income receivable	(13,926)	(20,043)	(23,816)
Gain from discontinued operations	(12,426)	(91,458)	(7,832)
Gain on early extinguishment of debt	(547,349)	(393,131)	(225)
Gain on sale of joint venture interest	—	(280,219)	—
Provision for deferred taxes	3,772	6,040	1,318
Other non-cash adjustments	(4,928)	(7,385)	(4,968)
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	31,767	36,528	(26,147)
Changes in deferred expenses and other assets, net	6,140	(18,599)	(1,151)
Changes in accounts payable, accrued expenses and other liabilities	(41,225)	(41,993)	67,758

Cash flows from operating activities	76,276	418,529	561,337

Cash flows from investing activities:
New investment originations	—	(32,044)	(2,900,301)
Add-on fundings under existing loan commitments	(1,224,593)	(3,276,502)	(2,955,395)
Purchase of securities	(31,535)	(29)	(28,815)
Repayments of and principal collections on loans	951,202	1,822,587	2,660,080
Cash paid for acquisitions	—	—	(1,891,571)
Net proceeds from sales of loans	720,770	394,293	—
Net proceeds from sales of discontinued operations	64,566	576,857	70,227
Net proceeds from sales of other real estate owned	270,621	169,600	—
Net proceeds from sale of joint venture interest	—	416,970	—
Net proceeds from repayments and sales of securities	27,060	51,407	311,432
Contributions to unconsolidated entities	(34,272)	(50,636)	(69,184)
Distributions from unconsolidated entities	9,459	27,292	167,975
Capital improvements for build-to-suit facilities	(7,152)	(79,090)	(88,613)
Capital expenditures and improvements on corporate tenant lease assets	(7,739)	(23,802)	(26,442)
Capital expenditures and improvements on real estate held for investment	(5,860)	—	—
Other investing activities, net	(6,306)	(24,846)	5,527

Cash flows from investing activities	726,221	(27,943)	(4,745,080)

Cash flows from financing activities:
Borrowings under revolving credit facilities	134,741	11,451,167	28,255,242
Repayments under revolving credit facilities	(371,798)	(10,464,322)	(26,548,594)
Borrowings under interim financing	—	—	1,900,000
Repayments under interim financing	—	(1,289,811)	(610,189)
Borrowings under secured term loans	1,000,000	1,307,776	18,522
Repayments under secured term loans	(318,431)	(109,262)	(166,411)
Borrowings under unsecured notes	—	740,506	1,818,184
Repayments under unsecured notes	(628,366)	(620,331)	(200,000)
Repurchases of unsecured notes	(885,055)	(501,518)	(14,775)
Contributions from/(distributions to) noncontrolling interests, net	(2,630)	(31,029)	13,753
Changes in restricted cash held in connection with debt obligations	121,116	(118,762)	1,419
Payments for deferred financing costs/proceeds from hedge settlements, net	(51,801)	11,221	(130)
Common dividends paid	—	(269,827)	(425,479)
Preferred dividends paid	(42,320)	(42,320)	(42,320)
Purchase of treasury stock	(29,858)	(63,940)	(30,947)
Net proceeds from equity offering	—	—	218,189
Other financing activities, net	—	1,896	(4,165)

Cash flows from financing activities	(1,074,402)	1,444	4,182,299

Changes in cash and cash equivalents	(271,905)	392,030	(1,444)
Cash and cash equivalents at beginning of period	496,537	104,507	105,951

Cash and cash equivalents at end of period	$224,632	$496,537	$104,507

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$531,858	$645,413	$585,233

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

        Organization—The Company began its business in 1993 through private investment funds and became publicly traded in 1998. Since that time, the Company has grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions, including the acquisition of TriNet Corporate Realty Trust, Inc. in 1999, the acquisitions of Falcon Financial Investment Trust and of a significant non-controlling interest in Oak Hill Advisors, L.P. and affiliates in 2005, and the acquisition of the commercial real estate lending business and loan portfolio which we refer to as the "Fremont CRE," of Fremont Investment and Loan, or "Fremont," a division of Fremont General Corporation, in 2007.

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

        Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related notes to conform to the current period presentation. In addition, the Company adopted three new accounting standards on January 1, 2009 which required retroactive application for presentation of prior periods' Consolidated Financial Statements (see Notes 3, 9, 11, and 14).

        Principles of Consolidation—The Consolidated Financial Statements include the financial statements of the Company, its wholly owned subsidiaries, controlled partnerships and variable interest entities ("VIEs") for which the Company is the primary beneficiary. The Company consolidated the following VIEs:

        During 2008, the Company made a $49.0 million commitment to OHA Strategic Credit Fund Parallel I, LP ("OHA SCF"). OHA SCF was created to invest in distressed, stressed and undervalued loans, bonds, equities and other investments. The Fund intends to opportunistically invest capital following a period of credit market dislocation. As of December 31, 2009, OHA SCF had $40.3 million of total assets, no debt and $0.1 million of noncontrolling interest. The investments held by this entity are presented in "Other investments" on the Company's Consolidated Balance Sheets. As of December 31, 2009, the Company had a total unfunded commitment of $26.8 million to this entity.

        During 2007, the Company made a €100.0 million commitment to Moor Park Real Estate Partners II, L.P. Incorporated ("Moor Park"). Moor Park is a third-party managed fund that was created to make investments in European real estate as a 33% investor along-side a sister fund. As of December 31, 2009,

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2—Basis of Presentation and Principles of Consolidation (Continued)

Moor Park had $13.0 million of total assets, no debt and $0.1 million of noncontrolling interest. The investments held by this entity are presented in "Other investments" on the Company's Consolidated Balance Sheets.

        During 2006, the Company made an investment in Madison Deutsche Andau Holdings, LP ("Madison DA"). Madison DA was created to invest in mortgage loans secured by real estate in Europe. As of December 31, 2009, Madison DA had $63.2 million of total assets, no debt and $9.5 million of noncontrolling interest. The investments held by this entity are presented in "Loans and other lending investments" on the Company's Consolidated Balance Sheets.

        All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3—Summary of Significant Accounting Policies

        Loans and other lending investments, net—Loans and other lending investments, net includes the following investments: senior mortgages, subordinate mortgages, corporate/partnership loans and other lending investments-securities. Management considers nearly all of its loans and debt securities to be held-for-investment or held-to-maturity, although certain investments may be classified as held-for-sale or available-for-sale.

        Loans and other lending investments designated for sale are classified as held for sale and are carried at lower of amortized historical cost or fair value. The amount by which carrying value exceeds fair value is recorded as a valuation allowance. Subsequent changes in the valuation allowance are included in the determination of net income in the period in which the change occurs.

        Items classified as held-for-investment or held-to-maturity are reported at their outstanding unpaid principal balance, and include unamortized acquisition premiums or discounts and unamortized deferred loan costs or fees. These items also include accrued and paid-in-kind interest and accrued exit fees that the Company determines are probable of being collected. Debt securities classified as available-for-sale are reported at fair value with temporary unrealized gains and losses included in "Accumulated other comprehensive income" on the Company's Consolidated Balance Sheets.

        For held-to-maturity and available-for-sale debt securities held in "Loans and other lending investments, net," management evaluates whether the asset is other-than-temporarily impaired when the fair market value is below carrying value. The Company considers debt securities other-than-temporarily impaired if (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. If it is determined that an other-than-temporary impairment exists, the portion related to credit losses, where the Company does not expect to recover its entire amortized cost basis, will be recognized as an "Impairment of other assets" on the Company's Consolidated Statements of Operations. If the Company does not intend to sell the security and it is more likely than not that the entity will be required to sell the security, but the security has suffered a credit loss, the impairment charge will be separated. The credit loss component of the impairment will be recorded as an "Impairment of other assets" on the Company's Consolidated Statements of Operations, and the remainder will be recorded in "Accumulated other comprehensive income" on the Company's Consolidated Balance Sheets.

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

        CTL assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less costs to sell and are included in "Assets held for sale" on the Company's Consolidated Balance Sheets. If the estimated fair value less costs to sell is less than the carrying value, the difference will be recorded as an impairment charge and included in "Income from discontinued operations" on the Company's Consolidated Statements of Operations. Once an asset is classified as held for sale, depreciation expense is no longer recorded and historical operating results are reclassified to "Income from discontinued operations" on the Company's Consolidated Statements of Operations. As of December 31, 2009, there were two CTL assets with an aggregate book value of $17.3 million classified as "Assets held for sale" on the Company's Consolidated Balance Sheets.

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

        Real estate held for investment, net—Real estate held for investment, net ("REHI") consists of properties acquired through foreclosure or through deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans that the Company intends to hold, operate or develop for a period of at least twelve months. REHI assets are initially recorded at their estimated fair value. The excess of the carrying value of the loan over the fair value of the property acquired is charged-off against the reserve for loan losses when title to the property is obtained. Additionally, upon acquisition of a property, tangible and intangible assets and liabilities acquired are recorded at their estimated fair values and depreciation is

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

computed in the same manners as described in "Corporate tenant lease assets and depreciation" above. Subsequent to acquisition, qualified development and construction costs are capitalized. Revenues and expenses related to REHI assets are recorded as "Other income" and "Other expense," respectively, on the Company's Consolidated Statements of Operations.

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

        Other real estate owned—OREO consists of properties acquired through foreclosure or by deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans that the Company intends to market for sale in the near term. OREO is recorded at the estimated fair value less costs to sell. The excess of the carrying value of the loan over the fair value of the property less estimated costs to sell is charged-off against the reserve for loan losses when title to the property is obtained. Net revenues and costs of holding the property are recorded as "Other expense" in the Company's Consolidated Statements of Operations. Significant property improvements may be capitalized to the extent that the carrying value of the property does not exceed the estimated fair value less costs to sell. The gain or loss on final disposition of an OREO is recorded in "Impairment of other assets" on the Company's Consolidated Statements of Operations, and is considered income/(loss) from continuing operations as it represents the final stage of the Company's loan collection process.

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

        Equity and cost method investments—Purchased equity interests that are not publicly traded and/or do not have a readily determinable fair value are accounted for pursuant to the equity method of accounting if the Company can significantly influence the operating and financial policies of an investee. This is generally presumed to exist when ownership interest is between 20% and 50% of a corporation, or greater than 5% of a limited partnership or limited liability company. The Company's periodic share of earnings and losses in equity method investees is included in "Earnings (loss) from equity method investments" on the Consolidated Statements of Operations. When the Company's ownership position is too small to provide such influence, the cost method is used to account for the equity interest. Equity and cost method investments are included in "Other investments" on the Company's Consolidated Balance Sheets.

        The Company periodically reviews equity method investments for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such investments may not be recoverable. The Company will record an impairment charge to the extent that the estimated fair value of an investment is less than its carrying value and the Company determines the impairment is other-than-temporary. Impairment charges are recorded in "Impairment of other assets" on the Company's Consolidated Statements of Operations.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

        Timber and timberlands—Timber and timberlands, are stated at cost less accumulated depletion. The cost of timber and timberlands typically is allocated between the timber and the land acquired, based on estimated relative fair values. Timber carrying costs, such as real estate taxes, insect and wildlife control and timberland management fees, are expensed as incurred. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales. Timber and timberlands are included in "Other investments" on the Company's Consolidated Balance Sheet (see Note 7).

        Depletion relates to the Company's investment in timberland assets. Assumptions and estimates are used in the recording of depletion. An annual depletion rate for each timberland investment is established by dividing book cost of timber by estimated standing merchantable inventory. Changes in the assumptions and/or estimations used in these calculations may affect the Company's results, in particular depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable.

        On January 19, 2005, TimberStar Operating Partnership, L.P. ("TimberStar") was created to acquire and manage a diversified portfolio of timberlands. During 2008, the Company sold all of its timberland investments. The Company consolidated this partnership for financial statement purposes and records the noncontrolling interest of an external partner in "Noncontrolling interests" on the Company's Consolidated Balance Sheets. TimberStar's operating results for 2008 and 2007 have been reclassified and are presented in "Income (loss) from discontinued operations" on its Consolidated Statements of Operations.

        TimberStar also owned a 46.7% interest in TimberStar Southwest Holdco LLC ("TimberStar Southwest"), which the Company accounted for under the equity method. In April 2008, the Company sold its joint venture interest and recorded a gain in "Gain on sale of joint venture interest" and "Gain on sale of joint venture interest attributable to noncontrolling interests" on its Consolidated Statements of Operations (see Note 7).

        Cash and cash equivalents—Cash and cash equivalents include cash held in banks or invested in money market funds with original maturity terms of less than 90 days.

        Restricted cash—Restricted cash represents amounts required to be maintained in escrow under certain of the Company's debt obligations and OREO, leasing and derivative transactions.

        Variable interest entities—The Company reviews its investments and other contractual arrangements to determine if they constitute variable interests in variable interest entities (or "VIE's"). A VIE is an entity where a controlling financial interest is achieved though means other than voting rights. A VIE is consolidated by the primary beneficiary, which is the party that will receive a majority of the VIE's anticipated losses, a majority of the VIE's expected residual returns, or both. The Company determines if it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE's expected losses and expected returns. This analysis includes a review of, among other factors, the VIE's capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE. Where qualitative analysis is not conclusive, the Company performs a quantitative analysis. The Company reassesses its initial evaluation of an entity as a VIE and its initial determination of whether the Company is the primary beneficiary of a VIE upon the occurrence of certain reconsideration events.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

        Deferred expenses—Deferred expenses include leasing costs and financing fees. Leasing costs include brokerage, legal and other costs which are amortized over the life of the respective leases. External fees and costs incurred to obtain long-term financing have been deferred and are amortized over the term of the respective borrowing using the effective interest method. Amortization of leasing costs and deferred financing fees are included in the Company's "Depreciation and amortization" and "Interest expense," respectively, on the Company's Consolidated Statements of Operations.

        Identified intangible assets and goodwill—Upon the acquisition of a business, the Company records intangible assets acquired at their estimated fair values separate and apart from goodwill. The Company determines whether such intangible assets have finite or indefinite lives. As of December 31, 2009, all such intangible assets acquired by the Company have finite lives. The Company amortizes finite lived intangible assets based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company determines the carrying value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles assets are recorded in "Impairment of other assets" on the Company's Consolidated Statements of Operations.

        During the year ended December 31, 2008, the Company recorded non-cash charges of $21.5 million to reduce the carrying value of certain intangible assets related to the Fremont CRE acquisition and other acquisitions, based on their revised estimated fair values. These charges were recorded in "Impairment of other assets" on the Company's Consolidated Statements of Operations.

        As of December 31, 2009 and 2008, the Company had $55.9 million and $61.2 million, respectively, of unamortized finite lived intangible assets primarily related to the acquisition of prior CTL facilities and REHI. The total amortization expense for these intangible assets was $12.2 million, $13.7 million and $9.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. The estimated aggregate amortization costs for each of the five succeeding fiscal years are as follows (in thousands):

2010	$10,471
2011	8,709
2012	5,063
2013	3,624
2014	3,265

Total	$31,132

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

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

        Due to an overall deterioration in conditions within the commercial real estate market, the Company recorded impairment charges of $4.2 million during 2009 and $39.1 million during 2008 to write-off the goodwill allocated to the CTL and Real Estate Lending reporting segments, respectively. These charges were recorded in "Impairment of goodwill" on the Company's Consolidated Statements of Operations.

        Revenue recognition—The Company's revenue recognition policies are as follows:

        Loans and other lending investments:    Interest income on loans and other lending investments is recognized on an accrual basis using the interest method.

        On occasion, the Company may acquire loans at premiums or discounts. These discounts and premiums in addition to any deferred costs or fees, are typically amortized over the contractual term of the loan using the interest method. Exit fees are also recognized over the lives of the related loans as a yield adjustment, if management believes it is probable that such amounts will be received. If loans with premiums, discounts, loan origination or exit fees are prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase in the prepayment gain or loss which is included in "Other income" on the Company's Consolidated Statements of Operations.

        The Company considers a loan to be non-performing and places loans on non-accrual status at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. While on non-accrual status, based on the Company's judgment as to collectability of principal, loans are either accounted for on a cash basis, where interest income is recognized only upon actual receipt of cash, or on a cost-recovery basis, where all cash receipts reduce a loan's carrying value.

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

        Leasing investments:    Operating lease revenue is recognized on the straight-line method of accounting, generally from the later of the date the lessee takes posession of the space and it is ready for its intended use or the date of acquisition of the facility subject to existing leases. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between lease revenue recognized under this method and contractual lease payment terms is recorded as "Deferred operating lease income receivable" on the Company's Consolidated Balance Sheets.

        Reserve for loan losses—The reserve for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through the "Provision for loan losses" on the Company's Consolidated Statements of Operations and is decreased by charge-offs when losses are confirmed through the receipt of assets such as cash in a pre-foreclosure sale or via ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased. The reserve for loan losses includes a general, formula-based component and an asset-specific component.

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

        Allowance for doubtful accounts—The allowance for doubtful accounts reflects management's estimate of losses inherent in the accrued operating lease income receivable and deferred operating lease income receivable balances as of the balance sheet date. The reserve covers asset-specific problems (e.g., tenant bankruptcy) as they arise, as well as a general, formula-based reserve based on management's evaluation of the credit risks associated with these receivables. At December 31, 2009 and 2008, the total allowance for doubtful accounts was $2.8 million and $5.3 million, respectively.

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

        Stock-based compensation—The Company has service-based restricted stock awards which are valued based on the grant-date market value of the award and market condition-based restricted stock awards which are valued based on (a) the grant-date market value of the award for equity-based awards or (b) the period-end market value for liability-based awards. Market value for the market condition-based awards is determined using a Monte Carlo simulation model to simulate a range of possible future stock prices for the Company's Common Stock. Compensation costs related to restricted stock awards are recognized ratably over the applicable vesting/service period and recorded in "General and administrative" on the Company's Consolidated Statements of Operations.

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

        Income taxes—The Company has elected to be qualified and taxed as a REIT under section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company is subject to federal income taxation at corporate rates on its REIT taxable income, however, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. In addition, the Company is allowed several other deductions in computing its REIT taxable income, including non-cash items such as depreciation expense and certain specific reserve amounts that the Company deems to be uncollectable. These deductions allow the Company to shelter a portion of its operating cash flow from its dividend payout requirement under federal tax laws. The Company intends to operate in a manner consistent with and to elect to be treated as a REIT for tax purposes.

        The Company can participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, as long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries ("TRSs"), is engaged in various real estate related opportunities, including but not limited to: (1) managing corporate credit-oriented investment strategies; (2) certain activities related to the purchase and sale of timber and timberlands; (3) servicing certain loan portfolios; and (4) managing activities related to certain foreclosed assets. The Company will consider other investments through TRS entities if suitable opportunities arise. The Company's TRS entities are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting purposes, current and deferred taxes are provided for in the portion of earnings recognized by the Company with respect to its interest in TRS entities. For the years ended December 31, 2009, 2008 and 2007, the Company recorded total income tax expense of $4.1 million, $10.2 million and $7.0 million, respectively which was included in "Other expense" on the Company's Consolidated Statements of Operations. The Company also recognizes interest expense and penalties related to uncertain tax positions, if any, as income tax expense, included in "Other expense" on the Company's Consolidated Statements Operations.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. At December 31, 2009 and 2008, the Company had net deferred tax liabilities of $9.3 million and $6.9 million, respectively, included in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets. These deferred tax liabilities are primarily due to timing differences relating to an equity method investment. At December 31, 2009 and 2008, the Company had net deferred tax assets of $0.1 million and $1.4 million, respectively, included in "Deferred expenses and other assets, net" on the Company's Consolidated Balance Sheets. At December 31, 2009 and 2008, deferred tax assets of $19.0 million and $12.1 million, respectively, consisted primarily of expenses not currently deductible and net operating loss carryforwards, and were offset by valuation allowances of $18.9 million and $10.8 million, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

These valuation allowances were established based on the Company's conclusion that it is more likely than not that the deductions and carryforwards will not be utilized during the carryforward periods.

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

        Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are deemed a ("Participating Security") and are included in the computation of earnings per share pursuant to the two-class method. The Company's unvested restricted stock units with rights to dividends and common stock equivalents issued under its Long-Term Incentive Plans are considered participating securities and have been included in the two-class method when calculating EPS.

New Accounting Standards

        In June 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" ("ASC 105-10-65-1"). This guidance requires the FASB Accounting Standards Codification™ ("Codification" or "ASC") to become the single official source of authoritative, nongovernmental GAAP. The Codification is effective for interim and annual periods ending on or after September 15, 2009. The Company has adopted ASC 105-10-65-1 for the period ended September 30, 2009, as required, and has included references to the Codification, as appropriate, in the Consolidated Financial Statements.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("ASC 810-10-65-2"), which eliminates the exemption for qualifying special purpose entities, creates a new approach for determining who should consolidate a variable-interest entity and requires an ongoing reassessment to determine if a Company should consolidate a variable interest entity. In addition, troubled debt restructurings will no longer be exempt from reconsideration events. The standard is effective through a cumulative-effect adjustment (with a retroactive option) at adoption and is effective for interim and annual periods beginning after November 15, 2009. The Company will adopt SFAS No. 167 on January 1, 2010, as required. As a result of implementing this new accounting standard, certain VIEs that are currently consolidated may be deconsolidated and certain VIEs that are currently not consolidated may be consolidated. The Company is currently evaluating the impact of this adoption on its Consolidated Financial Statements.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140" ("ASC 860-10-65-3"), which eliminates the qualifying special-purpose entity concept, creates a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and changes the de-recognition criteria for a transfer to be accounted for as a sale, changes the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor and requires new disclosures. The new standard is effective prospectively for transfers of financial assets occurring in interim and annual periods beginning after November 15, 2009. The Company will adopt ASC 860-10-65-3 on January 1, 2010, as required, and is currently evaluating the impact of this adoption on its Consolidated Financial Statements.

        In April 2009, the FASB issued FSPs FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("ASC 320-10-65-1"), which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity will assess the likelihood of selling the security prior to recovering its cost basis, a change from the current requirements where an entity assesses whether it has the intent and ability to hold a security to recovery. If the criteria is met to assert that an entity has the positive intent to hold and it is more likely than not it will not have to sell the security before recovery, impairment charges related to credit losses would be recognized in earnings, while impairment charges related to non-credit loss (e.g. liquidity risk) would be reflected in other comprehensive income. Upon adoption, changes in assertions may require cumulative effect adjustments to the opening balance of retained earnings. ASC 320-10-65-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the standard in the period ended June 30, 2009, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements. See Note 4 for additional disclosures required by the adoption of this standard.

        In April 2009, the FASB issued FSP FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("ASC 805-10-65-1"), which amends provisions related to the initial recognition and measurement, subsequent measurement and disclosures of assets and liabilities arising from contingencies in a business combination. The amendment carries forward the requirements for acquired contingencies under ASC 805, "Business Combinations," which recognizes contingencies at fair value on the acquisition date, if fair value can be reasonably estimated during the allocation period. In addition, the amendment eliminates the requirement to disclose an estimate of the range of outcomes for recognized contingencies at the acquisition date. This guidance is effective for all business combinations on or after January 1, 2009. The Company adopted ASC 805-10-65-1 on January 1, 2009, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

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

        In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)" ("ASC 470-20-65-1"). This guidance requires the initial proceeds from convertible debt that may be settled in cash be bifurcated between a liability component and an equity component. The objective of the guidance is to require the liability and equity components of convertible debt to be separately accounted for in a manner such that the interest expense recorded on the convertible debt would not equal the contractual rate of interest on the convertible debt, but instead would be recorded at a rate that would reflect the issuer's conventional non-convertible debt borrowing rate at the date of issuance. This is accomplished through the creation of a discount on the debt that would be accreted using the effective interest method as additional non-cash interest expense over the period the debt is expected to remain outstanding. The provisions of this guidance will be applied retrospectively to all periods presented for fiscal years beginning after December 31, 2008. Upon adoption, on January 1, 2009, the Company adjusted its Consolidated Balance Sheet as of December 31, 2007 (inception of the Convertible Note) by reducing the carrying value of the debt and increasing additional paid-in capital by $36.5 million which represented the value of the conversion feature. The Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 were retroactively adjusted to include an additional $6.4 million and $1.5 million, respectively, of interest expense from the adoption of the guidance. See Notes 9 and 14 for further details on the impact of the adoption of this guidance.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("ASC 815-10-65-1"). This guidance requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that the Company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows are required. This guidance is effective for fiscal years and interim periods beginning after

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

November 15, 2008 and does not require comparative period disclosures in the year of adoption. The Company adopted ASC 815-10-65-1 on January 1, 2009, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements. Throughout 2008 and 2009, the Company has significantly reduced its derivative activities.

        In February 2008, the FASB issued FSP 157-2, "Effective Date of FASB Statement No. 157" ("ASC 820-10-65-1"). This guidance provided a one-year deferral of the effective date of fair value measurements and disclosures for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The Company adopted the provisions of ASC 820-10-65-1 on January 1, 2009, as required. See Note 16 for additional disclosures required by the adoption of this standard.

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements an amendment of ARB No. 51" ("ASC 810-10-65-1"). This guidance re-characterizes minority interests in consolidated subsidiaries as noncontrolling interests and requires the classification of minority interests as a component of equity. Under this guidance, a change in control is measured at fair value, with any gain or loss recognized in earnings. The effective date for this guidance is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of ASC 810-10-65-1 to fiscal years preceding the effective date are not permitted. The Company adopted this standard on January 1, 2009, as required, and reclassified the carrying value of certain noncontrolling interests (previously referred to as minority interests) from the mezzanine section of the balance sheet to equity. Net income on the Consolidated Statements of Operations now includes the operating results of both the Company and its related noncontrolling interest holders. In accordance with ASC 480-10, "Distinguishing Liabilities and Equity," subsidiaries where the noncontrolling interest holder has certain redemption rights have been classified as "Redeemable noncontrolling interests" on the Consolidated Balance Sheets and their related operating income or loss have been included in "Net (income) loss attributable to noncontrolling interests" on the Consolidated Statements of Operations. See Note 11 for additional disclosures required by the adoption of this standard.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments, net

        The following is a summary of the Company's loans and other lending investments ($ in thousands):

	As of December 31, 2009					As of December 31, 2008
Type of Investment(1)	Loan Count	Performing Loans	Loan Count	Non- performing Loans(2)	Total	Loan Count	Performing Loans	Loan Count	Non- performing Loans(2)	Total
Senior Mortgages	108	$3,791,633	73	$4,049,300	$7,840,933	200	$7,195,752	67	$3,363,464	$10,559,216
Subordinate Mortgages	17	401,532	4	89,881	491,413	20	575,942	3	13,624	589,566
Corporate/Partnership Loans	19	887,555	6	70,074	957,629	37	1,354,872	3	81,069	1,435,941

Managed Loan Value(3)	144	5,080,720	83	4,209,255	9,289,975	257	9,126,566	73	3,458,157	12,584,723
Participated portion of loans(3)		(174,936)		(298,333)	(473,269)		(948,585)		(349,359)	(1,297,944)

Total Loans		$4,905,784		$3,910,922	8,816,706		$8,177,981		$3,108,798	11,286,779
Reserves for loan losses					(1,417,949)					(976,788)

Total Loans, net					7,398,757					10,309,991
Other lending investments—securities					262,805					276,653

Total Loans and other lending investments, net					$7,661,562					$10,586,644

Explanatory Notes:

(1)
Loans and other lending investments are presented net of unearned income, unamortized discounts and premiums and net unamortized deferred fees and costs. In total, these amounts represented a net discount of $97.0 million and $109.8 million as of December 31, 2009 and 2008, respectively.

(2)
Non-performing loans have been determined to be impaired in accordance with the Company's policy and are on non-accrual status (see Note 3). As of December 31, 2009 and 2008, the Company had non-accrual loans with a total carrying value of $4.13 billion and $3.11 billion, respectively, which included non-performing loans and certain loans that were restructured in troubled debt restructurings.

(3)
Managed Loan Value represents the Company's carrying value of a loan and the outstanding participation interest on loans in the Fremont CRE portfolio (see Fremont Participation below). The structure of the participation puts the Company in the first loss position on these participated loans and Managed Loan Value is the most relevant measure of the Company's exposure to risk of loss on loans in the Fremont CRE portfolio.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments, net (Continued)

        Changes in the Company's reserve for loan losses were as follows (in thousands):

Reserve for loan losses, December 31, 2006	$52,201
Provision for loan losses	185,000
Charge-offs	(19,291)

Reserve for loan losses, December 31, 2007	217,910
Provision for loan losses	1,029,322
Charge-offs	(270,444)

Reserve for loan losses, December 31, 2008(1)	976,788
Provision for loan losses	1,255,357
Charge-offs	(814,196)

Reserve for loan losses, December 31, 2009(1)	$1,417,949

Explanatory Note:

(1)
Total reserve for loan losses at December 31, 2009 and 2008, included asset specific reserves of $1.24 billion and $799.6 million, respectively, and general reserves of $174.9 million and $177.2 million, respectively (see Note 3).

        During the year ended December 31, 2009, the Company funded $1.22 billion under existing loan commitments and received gross principal repayments of $1.85 billion, a portion of which was allocable to the Fremont Participation (as defined below). During the same period, the Company sold loans with a total carrying value of $875.8 million, for which it recognized charge-offs of $155.1 million. In addition, during 2009 the Company received title to properties in full or partial satisfaction of non-performing mortgage loans with a carrying value of $1.88 billion for which the properties had served as collateral, and recorded charge-offs totaling $573.6 million, related to these loans. These properties were recorded as OREO and REHI on the Company's Consolidated Balance Sheets (see Note 5).

        The carrying value of impaired loans was $4.20 billion and $3.26 billion as of December 31, 2009 and 2008, respectively. As of December 31, 2009, the Company assessed each of the impaired loans for specific impairment and determined that non-performing loans with a carrying value of $3.38 billion required specific reserves totaling $1.24 billion and that the remaining impaired loans did not require any specific reserves. The average carrying value of total impaired loans was approximately $4.04 billion and $1.65 billion during the years ended December 31, 2009 and 2008, respectively. The Company recorded interest income on cash payments from impaired loans of $14.3 million, $5.3 million and $4.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        Fremont Participation—On July 2, 2007, the Company completed the acquisition of the commercial real estate lending business and $6.27 billion commercial real estate loan portfolio from Fremont Investment & Loan, a subsidiary of Fremont General Corporation, pursuant to a definitive purchase agreement dated May 21, 2007. Concurrently, the Company completed the sale of a $4.20 billion participation interest ("Fremont Participation") in the same loan portfolio to Fremont Investment and Loan pursuant to a definitive loan participation agreement dated July 2, 2007.

        The Company accounted for the business combination under the purchase method. Under the purchase method, the assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments, net (Continued)

recorded as goodwill and was allocated to the Real Estate Lending reporting unit. The goodwill was subsequently written-off during 2008 (see Note 3 for further detail). As of the date of the acquisition total loan principal purchased was $6.27 billion with net loan discounts of $265.8 million and the total loan participation interest sold was $4.20 billion.

        Under the terms of the loan participation agreement, the Company is responsible for funding unfunded loan commitments associated with the portfolio over the next several years. The balance of unfunded loan commitments required to be funded under the participation was $198.1 million as of December 31, 2009. In addition, the Company will pay 70% of all principal collected from the purchased loan portfolio, including principal collected from the unfunded loan commitments, to the holder of the Fremont Participation, until the original $4.20 billion principal amount of the loan participation interest is repaid. The participation interest pays floating interest at LIBOR + 1.50% and the Company accounted for the issuance of the participation as a sale in accordance ASC 860.

        Changes in the outstanding acquired loan portfolio participation balance were as follows (in thousands):

Loan participation, July 2, 2007	$4,201,208
Principal repayments(1)	(1,220,970)

Loan participation, December 31, 2007	2,980,238
Principal repayments(1)	(1,682,294)

Loan participation, December 31, 2008	1,297,944
Principal repayments(1)	(824,675)

Loan participation, December 31, 2009	$473,269

Explanatory Notes:

(1)
Includes $66.8 million, $138.0 million, $191.9 million of principal repayments received by the Company as of December 31, 2009, 2008 and 2007, respectively, that had not yet been remitted to the Fremont Participation holder and are reflected as a payable in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets.

        Loans acquired with deteriorated credit quality—The Company holds certain loans initially acquired at a discount, for which it was probable, at acquisition, that all contractually required payments would not be received. As of December 31, 2009 and 2008, these loans had cumulative principal balances of $168.6 million and $208.8 million, respectively, and cumulative carrying values of $148.3 million and $175.1 million, respectively. The Company does not have a reasonable expectation about the timing and amount of cash flows expected to be collected on these loans and is recognizing income when cash is received or applying cash to reduce the carrying value of the loans. The majority of these loans were acquired in the acquisition of Fremont CRE.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments, net (Continued)

        Securities—As of December 31, 2009, Other lending investments-securities included the following (in thousands):

Description	Face Value	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Net Carrying Value
Available-for-Sale Securities
Corporate debt securities	$10,000	$2,594	$4,206	$—	$6,800	$6,800
Held-to-Maturity Securities
Corporate debt securities	238,671	238,103	—	(3,473)	234,630	238,103
Commercial mortgage-backed securities	24,098	17,902	—	(575)	17,327	17,902

Total	$272,769	$258,599	$4,206	$(4,048)	$258,757	$262,805

        During the years ended December 31, 2009, 2008 and 2007, the Company determined that unrealized credit related losses on certain held-to-maturity and available-for-sale debt securities were other-than-temporary and recorded impairment charges totaling $11.7 million, $120.0 million and $134.9 million, respectively, in "Impairment of other assets" on the Consolidated Statements of Operations. There are no other-than-temporary impairments recorded in "Accumulated other comprehensive income" on the Company's Consolidated Balance Sheet as of December 31, 2009.

        As of December 31, 2009, the contractual maturities of the Company's securities were as follows (in thousands):

	Available-for-sale securities		Held-to-maturity securities
Maturities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
1 though 5 years	$—	$—	$220,591	$220,016
5 through 10 years	2,594	6,800	35,132	31,659
10 years and thereafter	—	—	282	282

Total	$2,594	$6,800	$256,005	$251,957

        Encumbered Loans—As of December 31, 2009 and 2008, loans and other lending investments with a carrying value of $4.39 billion and $1.18 billion, respectively, were pledged as collateral under the Company's secured indebtedness.

Note 5—Real estate held for investment, net and Other real estate owned

        During the years ended December 31, 2009 and 2008, the Company received title to properties in full or partial satisfaction of non-performing mortgage loans, with an estimated fair value of $1.30 billion and $316.7 million, respectively. Of the properties received in 2009, properties with a value of $399.6 million was classified as REHI and $904.2 million as OREO based on management's strategy to either hold the properties over a longer period or to market them for sale. All properties received in 2008 were classified as OREO.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5—Real estate held for investment, net and Other real estate owned (Continued)

        Real estate held for investment, net—REHI consisted of the following (in thousands):

	As of December 31,
	2009	2008
Land held for investment and development	$290,283	$—
Other operating properties	135,281	—
Less: accumulated depreciation and amortization	(2,900)	—

Real estate held for investment, net	$422,664	$—

        The Company recorded operating income of $5.8 million and operating expenses of $12.5 million related to REHI for the year ended December 31, 2009.

        Other real estate owned—The Company's OREO consisted of the following property types (in thousands):

	As of December 31,
	2009	2008
Condo Construction—Completed	$487,718	$69,951
Condo Conversion	114,400	71,602
Land	111,969	8,468
Multifamily	68,467	53,579
Retail	41,587	13,532
Hotel	15,000	—
Mixed Use/Mixed Collateral	—	25,373

Gross carrying value	$839,141	$242,505

        As a result of deteriorating market conditions, the Company recorded impairment charges to OREO properties totaling $78.6 million and $55.6 million, for the years ended December 31, 2009 and 2008, respectively. In addition, during the years ended December 31, 2009, 2008 and 2007, the Company recorded expenses related to holding costs for OREO properties of $28.4 million, $9.3 million and $0.5 million, respectively.

        Encumbered OREO and REHI assets—As of December 31, 2009, OREO assets with a carrying value of $232.7 million and REHI assets with a carrying value of $27.1 million were pledged as collateral for the Company's secured indebtedness.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6—Corporate Tenant Lease Assets, net

        The Company's investments in CTL assets, at cost, were as follows (in thousands):

	As of December 31,
	2009	2008
Facilities and improvements	$2,761,083	$2,828,747
Land and land improvements	639,581	669,320
Less: accumulated depreciation	(514,768)	(453,256)

Corporate tenant lease assets, net	$2,885,896	$3,044,811

        During the year ended December 31, 2009, the Company disposed of CTL assets for net proceeds of $64.6 million, which resulted in gains of $12.4 million. In addition, during 2009 the Company recorded impairment charges of $19.4 million on CTL assets as the result of deteriorating market conditions.

        During the years ended December 31, 2008 and 2007, respectively, the Company acquired an aggregate of $2.0 million and $314.9 million of CTL assets and disposed of CTL assets for net proceeds of $424.1 million and $70.2 million, respectively, which resulted in gains of $64.5 million and $7.8 million, respectively. During 2008, the Company recorded impairment charges of $11.6 million on CTL assets as the result of changing market conditions.

        The Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the years ended December 31, 2009, 2008 and 2007 were $36.1 million, $37.4 million and $34.5 million, respectively, and are included as a reduction of "Operating costs—corporate tenant lease assets" on the Company's Consolidated Statements of Operations.

        Future minimum operating lease payments—Future minimum operating lease payments under non-cancelable leases, excluding customer reimbursements of expenses, in effect at December 31, 2009, are as follows (in thousands):

Year
2010	$285,215
2011	283,136
2012	274,920
2013	265,176
2014	257,079
Thereafter	1,987,671

        Encumbered CTL assets—As of December 31, 2009 and 2008, CTL assets with a net book value of $2.59 billion and $1.52 billion, respectively, were encumbered with mortgages or pledged as collateral for the Company's debt.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7—Other Investments

        Other investments consist of the following items (in thousands):

	As of December 31,
	2009	2008
Equity method investments	$339,002	$326,248
CTL in-place lease intangibles, net(1)	48,751	58,499
Marketable securities at fair value	38,454	8,083
Cost method investments	6,923	54,488

Other investments	$433,130	$447,318

Explanatory Note:

(1)
Accumulated amortization on CTL intangibles was $33.1 million and $24.1 million as of December 31, 2009 and 2008, respectively.

Equity method investments

        The Company's equity method investments and its proportionate share of their results were as follows (in thousands):

	Carrying value at December 31,		Equity in earnings for the years ended December 31,
	2009	2008	2009	2008	2007
Oak Hill	$180,372	$182,638	$21,745	$20,644	$25,980
Madison Funds	75,096	60,355	(5,620)	(7,392)	2,804
TimberStar Southwest	93	6,167	(255)	(3,499)	(14,460)
Other	83,441	77,088	(10,572)	(3,218)	15,302

Total	$339,002	$326,248	$5,298	$6,535	$29,626

        Oak Hill—As of December 31, 2009, the Company owned 47.5% interests in Oak Hill Advisors, L.P., Oak Hill Credit Alpha MGP, LLC, Oak Hill Credit Opportunities MGP, LLC, OHA Finance MGP, LLC, OHA Capital Solutions MGP, LLC, OHA Strategic Credit Fund, LLC, OHA Leveraged Loan Portfolio GenPar, LLC, Oak Hill Credit OPP Fund, LP, OHA Structured Products MGP, LLC, and 48.1% interests in OHSF GP Partners II, LLC and OHSF GP Partners (Investors), LLC, (collectively, "Oak Hill"). The Company appointed to its Board of Directors a member that holds a substantial investment in Oak Hill. As such Oak Hill is a related party of the Company. Oak Hill engages in investment and asset management services. The Company has determined that all of these entities are variable interest entities and that an external member is the primary beneficiary. Upon acquisition of the original interests in Oak Hill, there was a difference between the Company's carrying value of its equity investments and the underlying equity in the net assets of Oak Hill of $200.2 million. The Company allocated this value to identifiable intangible assets of $81.8 million and goodwill of $118.4 million. The unamortized balance related to intangible assets for these investments was $45.3 million and $51.2 million as of December 31, 2009 and 2008, respectively.

        Madison Funds—As of December 31, 2009, the Company owned a 29.52% interest in Madison International Real Estate Fund II, LP, a 32.92% interest in Madison International Real Estate Fund III, LP

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7—Other Investments (Continued)

and a 29.52% interest in Madison GP1 Investors, LP (collectively, the "Madison Funds"). The Madison Funds invest in illiquid ownership positions of entities that own real estate assets.

        Other equity method investments—The Company also had smaller investments in several other entities that were accounted for under the equity method where the Company has ownership interests up to 50.0%. Several of these investments are in real estate related funds or other strategic investment opportunities within niche markets.

        During the year ended December 31, 2009, the Company recorded a non-cash out-of-period charge of $9.4 million to recognize additional losses from an equity method investment as a result of additional depreciation expense that should have been recorded at the equity method entity. This adjustment was recorded as a reduction to "Other investments" on the Company's Consolidated Balance Sheets and a decrease to "Earnings from equity method investments," on the Company's Consolidated Statements of Operations. The Company concluded that the amount of losses that should have been recorded in periods beginning in July 2007 were not material to any of its previously issued financial statements. The Company also concluded that the cumulative out-of-period charge was not material to the fiscal year in which it has been recorded. As such, the charge was recorded in the Company's Consolidated Statements of Operations for the year ended December 31, 2009, rather than restating prior periods.

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

CTL in-place lease intangible assets, net

        As of December 31, 2009 and 2008, the Company had $48.8 million and $58.5 million, respectively, of unamortized finite lived intangible assets primarily related to the prior acquisition of CTL facilities. Amortization expense for these intangible assets was $9.6 million, $8.9 million and $7.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Marketable securities at fair value

        As of December 31, 2009 and 2008, marketable securities included trading securities with a fair market value of $38.2 million and $7.9 million, respectively. Trading securities are recorded at their fair market value with gains and losses included in "Other income" on the Company's Consolidated Statements of Operations. For the years ended December 31, 2009 and 2008, the Company recognized gains (losses) of $15.5 million, and $(0.9) million, respectively, from trading securities.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7—Other Investments (Continued)

Cost method investments

        The Company has investments in several real estate related funds or other strategic investment opportunities that are accounted for under the cost method. During the years ended December 31, 2009, 2008 and 2007, the Company determined that unrealized losses on certain of its cost method investments were other-than-temporary and recorded impairment charges of $7.5 million, $87.0 million and $9.3 million, respectively.

        During the year ended December 31, 2008, the Company redeemed its interest in a profits participation that was originally received as part of a prior lending investment and carried as a cost method investment prior to redemption. As a result of the transaction, the Company received cash of $44.2 million and recorded an equal amount of income in "Other income" on the Company's Consolidated Statements of Operations. In addition, during 2008, the Company also exchanged an investment with a carrying value of $97.4 million, net of noncontrolling interest, for a $109.0 million loan receivable, which resulted in a net gain of $12.0 million. The gain was recorded in "Other income" on the Consolidated Statements of Operations.

Timber and timberlands

        On June 30, 2008, the Company closed on the sale of its Maine timber property for net proceeds of $152.7 million, resulting in a total gain of $27.0 million, which includes $3.7 million attributable to noncontrolling interests. These gains are included in "Gain from discontinued operations" and "Gain from discontinued operations attributable to noncontrolling interests" on the Company's Consolidated Statements of Operations. The Company reflected net income from the operations of its Maine timber property of $2.3 million and $3.3 million in "Income (loss) from discontinued operations" for the years ended December 31, 2008 and 2007, respectively.

Note 8—Other Assets and Other Liabilities

        Deferred expenses and other assets, net, consist of the following items (in thousands):

	As of December 31,
	2009	2008
Deferred financing fees, net(1)	$41,959	$25,387
Other receivables	15,235	29,036
Leasing costs, net(2)	14,830	16,072
Corporate furniture, fixtures and equipment, net(3)	14,550	16,640
Goodwill	—	4,186
Other assets	22,632	27,703

Deferred expenses and other assets, net	$109,206	$119,024

Explanatory Notes:

(1)
Accumulated amortization on deferred financing fees was $30.3 million and $24.1 million as of December 31, 2009 and 2008, respectively.

(2)
Accumulated amortization on leasing costs was $11.2 million and $8.7 million as of December 31, 2009 and 2008, respectively.

(3)
Accumulated depreciation on corporate furniture, fixture and equipment was $9.4 million and $7.2 million as of December 31, 2009 and 2008, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8—Other Assets and Other Liabilities (Continued)

        Accounts payable, accrued expenses and other liabilities consist of the following items (in thousands):

	As of December 31,
	2009	2008
Fremont Participation payable (see Note 4)	$67,711	$141,717
Accrued interest payable	49,697	87,057
Accrued expenses	37,388	41,745
Security deposits from customers	24,763	17,550
Unearned operating lease income	17,153	21,659
Deferred tax liabilities	9,336	6,900
Property taxes payable	5,211	5,187
Other liabilities	40,851	32,677

Accounts payable, accrued expenses and other liabilities	$252,110	$354,492

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations, net

        As of December 31, 2009 and 2008, the Company's debt obligations were as follows (in thousands):

	Carrying Value as of
			Stated Interest Rates		Scheduled Maturity Date
	2009	2008
Secured revolving credit facilities:
Line of credit(1)	$—	$306,867	—		—
Line of credit	625,247	—	LIBOR + 1.50%	(2)	June 2011
Line of credit	334,180	—	LIBOR + 1.50%	(2)	June 2012
Unsecured revolving credit facilities:
Line of credit	504,305	2,122,904	LIBOR + 0.85%	(2)	June 2011
Line of credit	244,295	1,158,369	LIBOR + 0.85%	(2)	June 2012

Total revolving credit facilities	1,708,027	3,588,140
Secured term loans:
Collateralized by investments in corporate debt	—	300,000	—		—
Collateralized by CTLs	947,862	947,862	Greater of 6.25% or LIBOR + 3.40%		April 2011
Collateralized by loans, CTLs, REHI and OREO	1,055,000	—	LIBOR + 1.50%	(2)	June 2011
Collateralized by loans, CTLs, REHI and OREO(4)	621,221	—	LIBOR + 1.50%	(2)	June 2012
Collateralized by loans, CTLs, REHI and OREO	1,000,000	—	LIBOR + 2.50%		June 2012
Collateralized by CTLs	114,279	117,371	11.438%		December 2020
Collateralized by CTLs and OREO(3)	260,980	241,094	LIBOR + 1.65% 6.4%–8.4%		Various through 2029

Total secured term loans	3,999,342	1,606,327
Secured notes:
8.0% senior notes(4)	155,253	—	8.0%		March 2011
10.0% senior notes(4)	479,548	—	10.0%		June 2014

Total secured notes	634,801	—
Unsecured notes:
4.875% senior notes	—	249,627	—		—
LIBOR + 0.55% senior notes	—	176,550	—		—
LIBOR + 0.34% senior notes	—	465,000	—		—
LIBOR + 0.35% senior notes	158,699	480,000	LIBOR + 0.35%		March 2010
5.375% senior notes	143,509	245,000	5.375%		April 2010
6.0% senior notes	251,086	334,820	6.0%		December 2010
5.80% senior notes	192,890	239,500	5.80%		March 2011
5.125% senior notes	175,168	241,150	5.125%		April 2011
5.650% senior notes	286,787	461,595	5.650%		September 2011
5.15% senior notes	406,996	603,768	5.15%		March 2012
5.500% senior notes	146,470	230,700	5.500%		June 2012
LIBOR + 0.50% senior convertible notes	787,750	787,750	LIBOR + 0.50%		October 2012
8.625% senior notes	508,701	697,293	8.625%		June 2013
5.95% senior notes	459,453	795,227	5.95%		October 2013
6.5% senior notes	75,635	128,715	6.5%		December 2013
5.70% senior notes	206,601	295,099	5.70%		March 2014
6.05% senior notes	105,765	201,880	6.05%		April 2015
5.875% senior notes	261,403	407,748	5.875%		March 2016
5.850% senior notes	99,722	189,530	5.850%		March 2017

Total unsecured notes	4,266,635	7,230,952
Other debt obligations	100,000	100,000	LIBOR + 1.5%		October 2035

Total debt obligations	10,708,805	12,525,419
Debt premiums/(discounts), net(4)	186,098	(39,015)

Total debt obligations, net	$10,894,903	$12,486,404

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations, net (Continued)

Explanatory Notes:

(1)
This credit line was fully repaid and terminated in 2009.

(2)
These revolving and term loan commitments have an annual commitment fee of 0.20%.

(3)
Includes the balance of a $35.2 million non-recourse senior secured term loan which the Company recorded in 2009 in conjunction with taking ownership of a property that was previously financed by a mezzanine loan funded by the Company and by a senior secured term loan of a third party lender.

(4)
As of Decembr 31, 2009, debt premiums/(discounts), net includes debt premiums of $221.3 million associated with the secured notes and resulted from the unsecured/secured note exchange transactions completed in May 2009 (see below). In addition, amount includes debt discounts related to unsecured convertible notes of $32.7 million and other premiums and discounts on other debt obligations.

        Future Scheduled Maturities—As of December 31, 2009, future scheduled maturities of outstanding long-term debt obligations, net are as follows (in thousands):

2010	$586,772
2011	4,022,349
2012(1)	3,540,912
2013	1,099,730
2014	686,149
Thereafter	772,893

Total principal maturities	10,708,805
Unamortized debt premiums, net	186,098

Total long-term debt obligations, net	$10,894,903

Explanatory Note:

(1)
As further discussed in Debt Covenants below, although due in 2012, as presented above, if the Company does not pay down the outstanding balance of its $1.00 billion First Priority Credit Agreement by $500 million by September 30, 2010, payments of principal and net sale proceeds received by the Company in respect of assets constituting collateral for its obligation under this agreement must be applied towards the mandatory prepayment of the loan and commitment reductions under the agreement.

Significant debt transactions in 2009:

        Credit Facilities Restructuring—In March 2009, the Company entered into a $1.00 billion First Priority Credit Agreement with participating members of its existing bank lending group. The First Priority Credit Agreement will mature in June 2012. Borrowings bear interest at the rate of LIBOR + 2.50% per year, subject to adjustment based upon the Company's corporate credit ratings (see Ratings Triggers below) and are collateralized by a first-priority lien on a pool of collateral consisting of loans, debt securities, corporate tenant lease assets and other assets pledged under the First and Second Priority Credit Agreements and the Second Priority Secured Exchange Notes (see below). As of December 31, 2009, the First Priority Credit Agreement was fully drawn with $1.00 billion of secured term loans outstanding.

        Also in March 2009, the Company restructured its two unsecured revolving credit facilities by entering into Second Priority Credit Agreements, with $1.70 billion maturing in 2011 and $950.0 million maturing in 2012, with the same lenders participating in the First Priority Credit Agreement. Such lenders' commitments under the Company's unsecured facilities have been terminated and replaced by their

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations, net (Continued)

commitments under the Second Priority Credit Agreements. Under these agreements, the participating lenders have a second priority lien on the same collateral pool securing the First Priority Credit Agreement and the Second Priority Secured Exchange Notes (see Unsecured/Secured Note Exchange below). As of December 31, 2009, outstanding borrowings under the Second Priority Credit Agreements include $625.2 million and $334.2 million of revolving loans as well as $1.06 billion and $621.2 million of term loans due in June 2011 and June 2012, respectively. Borrowings bear interest at the rate of LIBOR + 1.50% per year, subject to adjustment based upon the Company's corporate credit ratings (see Ratings Triggers below). As of December 31, 2009, there was approximately $2.1 million that was immediately available to draw under the Second Priority Credit Agreement.

        At December 31, 2009, the total carrying value of assets pledged as collateral under the First and Second Priority Credit Agreements and the Second Priority Secured Exchange Notes was $5.73 billion.

        Concurrently with entering into the First and Second Priority Credit Agreements, the Company entered into amendments to its $2.22 billion and $1.20 billion unsecured revolving credit facilities. As of December 31, 2009, after giving effect to the amendments, outstanding balances on the unsecured credit facilities were $504.3 million, which will expire in June 2011, and $244.3 million, which will expire in June 2012. The amendments eliminated certain covenants and events of default. The unsecured revolving credit facilities may not be repaid prior to maturity while the First and Second Priority Credit Agreements remain outstanding. These facilities remain unsecured and no changes were made to the pricing terms of these facilities in connection with these amendments.

        Unsecured/Secured Notes Exchange—On May 8, 2009, the Company completed a series of private offers in which the Company issued $155.3 million aggregate principal amount of its 8.0% second priority senior secured guaranteed notes due 2011 ("2011 Notes") and $479.5 million aggregate principal amounts of its 10.0% second priority senior secured guaranteed notes due 2014 ("2014 Notes" and together with the 2011 Notes, the "Second Priority Secured Exchange Notes") in exchange for $1.01 billion aggregate principal amount of its senior unsecured notes of various series. The Second Priority Secured Exchange Notes are collateralized by a second priority lien on the same pool of collateral pledged under the First and Second Priority Credit Agreements. In conjunction with the exchange, the Company also purchased $12.5 million par value of its outstanding senior floating rate notes due September 2009 in a cash tender offer.

        The Company has accounted for the issuance of the 2014 Notes in exchange for various series of senior unsecured notes as a troubled debt restructuring. As such, the Company recognized a gain on the exchange to the extent that the prior carrying value of the senior unsecured notes exceeded the total future contractual cash payments of the 2014 Notes, consisting of both principal and interest. The issuance of the 2011 Notes in exchange for senior unsecured notes was considered a modification of the original debt resulting in adjustments to the carrying amounts for any new premiums or discounts. As a result of these transactions, including the purchase of $12.5 million of outstanding senior floating notes due September 2009 in a cash tender offer, the Company recognized a $107.9 million gain on early extinguishment of debt, net of closing costs of $11.8 million, and recorded a deferred gain of $262.7 million which is reflected as premiums to the par value of the new debt. These premiums are being amortized over the terms of the 2011 Notes and the 2014 Notes as a reduction to interest expense. As of December 31, 2009, the remaining premiums to be amortized are $215.8 million for the 2014 Notes and $5.5 million for the 2011 Notes. In addition, in connection with the exchange for the 2011 Notes, the Company incurred $4.3 million of direct costs which were recorded in "Other expense" on its Consolidated Statements of Operations.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations, net (Continued)

        Note Repurchases—During the year ended December 31, 2009, the Company repurchased, through open market and private transactions, $1.31 billion par value of its senior unsecured notes with various maturities ranging from January 2009 to March 2017. In connection with these repurchases, the Company recorded an aggregate net gain on early extinguishment of debt of $439.4 million for the year ended December 31, 2009.

        Convertible Notes—As discussed in Note 3, the Company adopted the provisions of ASC 470-20-65-1 on January 1, 2009, as required. ASC 470-20-65-1 requires the Company to account for proceeds from the issuance of convertible notes separately between the liability component and the conversion option (or the equity component). This standard is applicable to the Company's $800.0 million aggregate principal amount of convertible senior floating rate notes due October 2012 ("Convertible Notes"). The Convertible Notes are convertible at the option of the holders, into 22.2 shares per $1,000 principal amount of Convertible Notes, on or after August 15, 2012, or prior to that date if (1) the price of the Company's Common Stock trades above 130% of the conversion price for a specified duration, (2) the trading price of the Convertible Notes is below a certain threshold, subject to specified exceptions, (3) the Convertible Notes have been called for redemption, or (4) specified corporate transactions have occurred. None of the conversion triggers have been met as of December 31, 2009.

        As of December 31, 2009, the carrying value of the additional paid-in-capital, or equity component of the Convertible Notes, was $37.4 million. As of December 31, 2009, the principal outstanding of the Convertible Notes was $787.8 million, the unamortized discount was $32.7 million and the net carrying amount of the liability was $755.1 million. As required, the adoption was applied retrospectively to all periods presented for fiscal years beginning before December 31, 2008. For the years ended December 31, 2009, 2008 and 2007, the Company recognized interest on the Convertible Notes of $21.0 million, $42.3 million and $12.1 million, respectively, in "Interest expense" on its Consolidated Statements of Operations, of which $10.0 million, $9.5 million and $2.3 million, respectively, related to the amortization of the debt discount (see Note 14 for details on the impact of earnings per share due to the adoption).

Significant debt transactions in 2008:

        Secured Term Loans—During 2008, the Company closed on a $947.9 million secured term financing maturing in April 2011. This financing is collateralized by 34 properties in the Company's Corporate Tenant Lease portfolio and bears interest at the greater of 6.25% or LIBOR + 3.40%.

        Note Repurchases—During the year ended December 31, 2008, the Company repurchased, through open market and private transactions $900.7 million par value of its senior unsecured notes with various maturities ranging from January 2009 to March 2017. In connection with these repurchases, the Company recorded an aggregate net gain on early extinguishment of debt $393.1 million for the year ended December 31, 2008.

        Senior Note Issuances—In May 2008, the Company issued $750.0 million aggregate principal amount of senior unsecured notes bearing interest at an annual rate of 8.625% and maturing in June 2013. The Company used the proceeds from the issuance of these securities primarily to repay outstanding indebtedness under its unsecured revolving credit facility. Simultaneous with the issuance of this debt, the Company also entered into interest rate swap agreements to swap the fixed interest rate on the $750.0 million senior unsecured notes for a variable interest rate. During the year ended December 31, 2008, the Company terminated the swaps associated with these notes (see Note 12 for further details).

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations, net (Continued)

Debt Covenants

        The Company's ability to borrow under its secured credit facilities depends on maintaining compliance with various covenants, including a minimum tangible net worth covenant and specified financial ratios, such as fixed charge coverage, unencumbered assets to unsecured indebtedness, eligible collateral coverage and leverage ratios. All of these covenants on the facilities are maintenance covenants and, if breached could result in an acceleration of the Company's facilities if a waiver or modification is not agreed upon with the requisite percentage of the unsecured lending group and lenders on the other facilities. (see Business Risks and Uncertainties in Note 10). The Company's secured credit facilities also impose limitations on repayments, repurchases, refinancings and optional redemptions of its existing unsecured notes or secured exchange notes issued pursuant to the Company's exchange offer, as well as limitations on repurchases of its Common Stock. For so long as the Company maintains its qualification as a REIT, the secured credit facilities permit the Company to distribute 100% of its REIT taxable income on an annual basis. The Company may not pay common dividends if it ceases to qualify as a REIT.

        The Company's publicly held debt securities also contain covenants that include fixed charge coverage and unencumbered assets to unsecured indebtedness ratios and its secured debt securities have an eligible collateral coverage requirement. The fixed charge coverage ratio is an incurrence test. If the Company does not meet the fixed charge coverage ratio, its ability to incur additional indebtedness will be restricted. The unencumbered assets to unsecured indebtedness covenant and the eligible collateral coverage covenant are maintenance covenants and, if breached and not cured within applicable cure periods, could result in acceleration of the Company's publicly held debt unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. Based on the Company's unsecured credit ratings at December 31, 2009, the financial covenants in its publicly held debt securities, including the fixed charge coverage ratio and maintenance of unencumbered assets to unsecured indebtedness ratio, are operative.

        The Company's secured credit facilities and its public debt securities contain cross default provisions that would allow the lenders and the bondholders to declare an event of default and accelerate the Company's indebtedness to them if the Company fails to pay amounts due in respect of its other recourse indebtedness in excess of specified thresholds. In addition, the Company's secured credit facilities, unsecured credit facilities and the indentures governing its public debt securities provide that the lenders and bondholders may declare an event of default and accelerate its indebtedness to them if there is a non payment default under the Company's other recourse indebtedness in excess of specified thresholds and, if the holders of the other indebtedness are permitted to accelerate, in the case of the secured credit facilities, or accelerate, in the case of its unsecured credit facilities and the bond indentures, the other recourse indebtedness.

        Under certain circumstances, the First and Second Priority Credit Agreements require that payments of principal and net sale proceeds received by the Company in respect of assets constituting collateral for the Company's obligations under these agreements be applied toward the mandatory prepayment of loans and commitment reductions under them. The Company would be required to make such prepayments (i) during any time that the ratio of its EBITDA to fixed charges, as defined under the agreements, is less than 1.25 to 1.00, (ii) if, after receiving a payment of principal or net sale proceeds in respect of collateral, the Company has insufficient eligible assets available to pledge as replacement collateral or (iii) if, and for so long as, the aggregate principal amount of loans outstanding under the First Priority Credit Agreement exceeds $500 million at any time on or after September 30, 2010, or zero at any time on or after March 31, 2011. The First and Second Priority Credit Agreements and indentures governing the Second Priority Secured Exchange Notes contain a number of covenants, including that the Company maintain collateral

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations, net (Continued)

coverage of at least 1.3x the aggregate borrowings and letters of credit outstanding under the First Priority Credit Agreement, the Second Priority Credit Agreements and the Second Priority Secured Exchange Notes.

        The Company believes it is in full compliance with all the covenants in its debt obligations as of December 31, 2009.

Ratings Triggers

        The Company's First and Second Priority Secured Credit Agreements and unsecured credit agreements bear interest at LIBOR based rates plus an applicable margin which varies between the Credit Agreements and is determined based on the Company's corporate credit ratings. The Company's ability to borrow under its credit facilities is not dependent on the level of its credit ratings. Based on the Company's current credit ratings, further downgrades in the Company's credit ratings will have no effect on its borrowing rates under these facilities.

Note 10—Commitments and Contingencies

        Business Risks and Uncertainties—The financial market conditions that began in late 2007, including the economic recession and tightening of credit markets, continued to significantly impact the commercial real estate market and financial services industry in 2009. The severe economic downturn led to a decline in commercial real estate values, which combined with a lack of available debt financing for commercial and residential real estate assets, limited borrowers' ability to repay or refinance their loans. Further, the ability of many of the Company's borrowers to sell units in residential projects has been adversely impacted by current economic conditions and the lack of end loan financing available to residential unit purchasers. The combination of these factors adversely affected our business, financial condition and operating performance, resulting in significant additions to non-performing assets, increases in the related provision for loan losses and a reduction in the level of liquidity available to finance our operations. These economic factors and their effect on our operations have resulted in increases in our financing costs, a continuing inability to access the unsecured debt markets, depressed prices for our Common Stock, the continued suspension of quarterly Common Stock dividends and has narrowed the Company's margin of compliance with debt covenants.

        The Company's primary recourse debt instruments include its secured and unsecured bank credit facilities and its secured and unsecured public debt securities. The Company believes it is in full compliance with all the covenants in those debt instruments as of December 31, 2009, however, the Company's recent financial results have put pressure on the Company's ability to maintain compliance with certain of the debt covenants in its secured bank credit facilities. In particular, the Company's tangible net worth at December 31, 2009 was approximately $1.7 billion, which is not significantly above the financial covenant minimum requirement in the Company's secured credit facilities of $1.5 billion. The Company intends to operate its business in order to remain in compliance with the covenants in its debt instruments; however, it is possible that the Company will not be able to do so. A failure by the Company to satisfy a financial covenant in a debt instrument could trigger a default under that debt instrument and could give the lenders the ability to accelerate the debt if the default is not waived or cured. Most of the Company's recourse debt instruments contain cross default and/or cross-acceleration provisions which may be triggered by defaults or accelerations of the Company's recourse debt above specified thresholds.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 10—Commitments and Contingencies (Continued)

        From a liquidity perspective, the Company expects to continue to experience significant uncertainty with respect to its sources of funds. The Company's cash flow may be affected by a variety of factors, many of which are outside of its control, including volatility in the financial markets, the Company's borrowers' ability to repay their obligations and other general business conditions. As of December 31, 2009, the Company had $224.6 million of unrestricted cash. The Company expects to need additional liquidity over the coming year to supplement expected loan repayments and cash generated from operations in order to meet its debt maturities and funding obligations. During 2009, the Company utilized its unencumbered assets to generate additional liquidity through secured financing transactions and a secured note exchange transaction, and also sold various assets. In addition, the Company has significantly curtailed its asset origination activities, reducing operating expenses and focused on asset management in order to maximize recoveries from existing asset resolutions. The Company intends to utilize all available sources of funds in today's financing environment, which could include additional financings secured by its assets, increased levels of asset sales, joint ventures and other third party capital to meet its liquidity requirements. There can be no assurance that the company will possess sufficient liquidity to meet all of its debt service requirements in 2010. The failure to execute such alternatives successfully prior to debt maturity would have material adverse consequences on the Company. In addition the Company is exploring various alternatives to enable it to meet its significant 2011 debt maturities.

        The Company has reacted to the adverse market conditions and liquidity and debt covenant pressures by implementing various initiatives, including the sale of assets and repurchases of its debt at a discount to par, which it believes will guide it through the difficult business conditions the Company expects to persist through 2010. The Company's public debt securities continue to trade at significant discounts to par. The Company has been able to partially mitigate the impact of the decline in operating results through the recognition of gains associated with the repurchase and retirement of debt at a discount, which has enabled it to maintain compliance with its debt covenants and to reduce outstanding indebtedness at discounts to par. The Company expects to continue to use available funds and other strategies to seek to retire its debt at a discount; however, there can be no assurance that the Company's efforts in this regard will be successful.

        The Company's plans are dynamic and it expects to adjust its plans as market conditions change. If the Company is unable to successfully implement its plans, this would have material adverse consequences on the Company.

        Unfunded Commitments—The Company has certain off-balance sheet unfunded commitments. The Company generally funds construction and development loans and build outs of CTL space over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. The Company refers to these arrangements as Performance-Based Commitments. In addition, the Company will sometimes establish a maximum amount of additional fundings which it will make available to a borrower or tenant for an expansion or addition to a project if it approves of the expansion or addition at its sole discretion. The Company refers to these arrangements as Discretionary Fundings. Finally, the Company has committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of December 31, 2009, the maximum amounts of the fundings the Company may make under each category, assuming all performance hurdles and milestones are met under Performance-Based Commitments, that it will approve all Discretionary

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 10—Commitments and Contingencies (Continued)

Fundings and that 100% of its capital committed to Strategic Investments is drawn down are as follows (in thousands):

	Loans	CTL	Total
Performance-Based Commitments	$616,400	$13,074	$629,474
Discretionary Fundings	137,685	—	137,685
Strategic Investments	N/A	N/A	73,139

Total	$754,085	$13,074	$840,298

        Other Commitments—As a result of the Company's decision to remain in its current space that is leased through 2021, the Company entered into a settlement agreement with a landlord regarding a separate long-term lease for new headquarters space dated May 22, 2007 (as amended and restated, the "Lease"). Under the settlement, the Company agreed to pay the landlord a $42.4 million settlement payment in order to settle all disputes between the Company and the landlord relating to the Lease and the landlord agreed among other things, to terminate the Lease. For the year ended December 31, 2009, the Company recognized a $42.4 million lease termination expense in "Other expense" on the Company's Consolidated Statements of Operations.

        Total operating lease expense for the years ended December 31, 2009, 2008 and 2007 were $13.3 million, $7.9 million and $7.1 million, respectively. Future minimum lease obligations under non-cancelable operating leases are as follows (in thousands):

2010	$6,095
2011	5,945
2012	5,152
2013	4,558
2014	4,186
Thereafter	21,343

Note 11—Equity

        The Company's charter provides for the issuance of up to 200.0 million shares of Common Stock, par value $0.001 per share and 30.0 million shares of preferred stock. As of December 31, 2009, 137.9 million common shares were issued and 94.2 million common shares were outstanding.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11—Equity (Continued)

        The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of December 31, 2009 and 2008:

			Cumulative Preferential Cash Dividends(1)(2)
Series	Shares Authorized, Issued and Outstanding (in thousands)	Par Value	Rate per Annum of the $25.00 Liquidation Preference	Equivalent to Fixed Annual Rate (per share)
D	4,000	$0.001	8.00%	$2.00
E	5,600	$0.001	7.875%	$1.97
F	4,000	$0.001	7.8%	$1.95
G	3,200	$0.001	7.65%	$1.91
I	5,000	$0.001	7.50%	$1.88

	21,800

Explanatory Notes:

(1)
Holders of shares of the Series D, E, F, G and I preferred stock are entitled to receive dividends, when and as declared by the Board of Directors, out of funds legally available for the payment of dividends. Dividends are cumulative from the date of original issue and are payable quarterly in arrears on or before the 15th day of each March, June, September and December or, if not a business day, the next succeeding business day. Any dividend payable on the preferred stock for any partial dividend period will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable to holders of record as of the close of business on the first day of the calendar month in which the applicable dividend payment date falls or on another date designated by the Board of Directors of the Company for the payment of dividends that is not more than 30 nor less than ten days prior to the dividend payment date.

(2)
There are no dividend arrearages on any of the preferred shares currently outstanding.

        The Series D, E, F, G, and I Cumulative Redeemable Preferred Stock are redeemable without premium at the option of the Company at their respective liquidation preferences beginning on October 8, 2002, July 18, 2008, September 29, 2008, December 19, 2008 and March 1, 2009, respectively.

High Performance Unit Program

        In May 2002, the Company's shareholders approved the iStar Financial High Performance Unit ("HPU") Program. The program entitled employee participants ("HPU Holders") to receive distributions if the total rate of return on the Company's Common Stock (share price appreciation plus dividends) exceeded certain performance thresholds over a specified valuation period. The Company established seven HPU plans that had valuation periods ending between 2002 and 2008 and the Company has not established any new HPU plans since 2005. HPU Holders purchased their interests in High Performance Common Stock for aggregate initial purchase prices of approximately $2.8 million, $1.8 million, $1.4 million, $0.6 million, $0.7 million, $0.6 million and $0.8 million for the 2002, 2003, 2004, 2005, 2006, 2007 and 2008 plans, respectively.

        The 2002, 2003 and 2004 plans all exceeded their performance thresholds and are entitled to receive distributions equivalent to the amount of dividends payable on 819,254 shares, 987,149 shares and 1,031,875 shares, respectively, of the Company's Common Stock as and when such dividends are paid on the Company's Common Stock. Each of these three plans has 5,000 shares of High Performance Common Stock associated with it, which is recorded as a separate class of stock within shareholders' equity on the

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11—Equity (Continued)

Company's Consolidated Balance Sheets. High Performance Common Stock carries 0.25 votes per share. Net income allocable to common shareholders is reduced by the HPU holders' share of earnings.

        The remaining four plans that had valuation periods which ended in 2005, 2006, 2007 and 2008, did not meet their required performance thresholds and none of the plans were funded. As a result, the Company redeemed the participants' units for approximately $1,700 resulting in the unit holders losing $2.4 million of aggregate contributions.

        In addition to these plans, a high performance unit program for executive officers was established with plans having three-year valuation periods which ended December 31, 2005, 2006, 2007 and 2008. The provisions of these plans were substantially the same as the high performance unit programs for employees. The Chief Executive Officer and former President collectively purchased 100% interests in the Company's 2005, 2006, 2007 and 2008 high performance unit program for senior executive officers for an aggregate purchase price of $1.5 million. These plans did not meet the required performance thresholds and were not funded, resulting in the Chief Executive Officer and former President losing $0.9 million and $0.6 million in total contributions, respectively.

        Dividends—In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income and must distribute 100% of its taxable income to avoid paying corporate federal income taxes. The Company has recorded net operating losses and may record significant net operating losses in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may be required to borrow to make sufficient dividend payments. The Company's secured credit facilities permits the Company to distribute 100% of its REIT taxable income on an annual basis, for so long as the Company maintains its qualification as a REIT. The secured credit facilities restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any Common Stock dividends for the year ended December 31, 2009.

        For tax reporting purposes:

			Ordinary Dividend		15% Capital Gain		25% Section 1250 Capital Gains
Year	Total dividends declared (in thousands)(1)	Dividends per share	Per share	Percentage of dividends per share	Per share	Percentage of dividends per share	Per share	Percentage of dividends per share
2009	—	—	—	—	—	—	—	—
2008	$236,052	$1.74	$0.1886	10.8%	$1.3244	76.1%	$0.2270	13.1%
2007	$459,253	$3.60	$3.2622	90.7%	$0.2875	8.0%	$0.0453	1.3%

Explanatory Note:

(1)
For the years ended December 31, 2008 and 2007, 25.6% ($0.0483) and 2.6% ($0.0850), respectively of the ordinary dividend qualify as a qualifying dividend for those shareholders who held shares for the Company for the entire year,

        Stock Repurchase Program—On March 13, 2009, the Company's Board of Directors authorized the repurchase of up to $50 million of Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11—Equity (Continued)

        During the year ended December 31, 2009, the Company repurchased 11.8 million shares of its outstanding Common Stock for approximately $29.9 million, at an average cost of $2.54 per share, and the repurchases were recorded at cost. As of December 31, 2009, the Company had $21.5 million of Common Stock available to repurchase under authorized stock repurchase programs.

        Noncontrolling Interest—The following table presents amounts attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Amounts attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders
Income (loss) from continuing operations	$(769,531)	$(294,649)	$199,616
Income (loss) from discontinued operations	(11,671)	3,855	29,970
Gain from discontinued operations	12,426	87,769	7,832

Net income (loss)	(768,776)	(203,025)	237,418
Preferred dividends	(42,320)	(42,320)	(42,320)

Net income (loss) allocable to common shareholders, HPU holders and Participating Security holders	$(811,096)	$(245,345)	$195,098

Note 12—Risk Management and Derivatives

Risk management

        In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different points in time and potentially at different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's lending investments that result from a borrower's or corporate tenant's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of loans and other lending investments due to changes in interest rates or other market factors, including the rate of prepayments of principal and the value of the collateral underlying loans, the valuation of CTL facilities held by the Company and changes in foreign currency exchange rates.

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

        Substantially all of the Company's CTL assets and assets collateralizing its loans and other lending investments are located in the United States, with California 15.3%, New York 11.7%, and Florida 11.6% representing the only significant concentrations (greater than 10.0%) as of December 31, 2009. These assets also contain significant concentrations in the following asset types as of December 31, 2009:

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12—Risk Management and Derivatives (Continued)

apartment/residential 27.1%, land 15.4% and office 13.3%. Additionally, 10.6% of the Company's asset base is comprised of loans collateralized by in-progress condo construction assets. These percentages are based on the gross carrying value of the assets in proportion to the total gross carrying value of the Company's total investment portfolio.

        The Company underwrites the credit of prospective borrowers and customers and often requires them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company's loans and other lending investments and CTL assets are geographically diverse and the borrowers and customers operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or customer, the inability of that borrower or customer to make its payment could have an adverse effect on the Company. As of December 31, 2009, the Company's five largest borrowers or CTL tenants collectively accounted for approximately 14.8% of the Company's aggregate annualized interest and operating lease revenue, of which no single customer accounts for more than 5.0%.

Derivatives

        The Company's use of derivative financial instruments is primarily limited to the utilization of interest rate hedges or other instruments to manage interest rate risk exposure and foreign exchange hedges to manage market risk exposure. The principal objective of such hedges are to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated debt issuances and to manage its exposure to foreign exchange rate movements. Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements, foreign exchange rate movements, and other identified risks, but may not meet the strict hedge accounting requirements.

        At December 31, 2009 and 2008, respectively, derivatives with a fair value of $0.8 million and $3.9 million, respectively, were included in "Deferred expenses and other assets, net" and derivatives with a fair value of $0.3 million and $0.1 million, respectively, were included in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets. During the years ended December 31, 2008 and 2007, the Company recorded a net loss of $16.7 million and net gains of $0.2 million, respectively, related to ineffectiveness of interest rate swaps.

        2009 hedging activity—During the year ended December 31, 2009, the Company did not have any significant hedging activity.

        2008 hedging activity—During the year ended December 31, 2008, the Company had the following significant hedging activity:

  •
  The Company paid $11.1 million to terminate forward starting swap agreements with a notional amount of $250.0 million. The Company determined the forecasted transaction was not probable of occurring and recorded $8.2 million of losses that are recorded in "Other expense" on the Company's Consolidated Statements of Operations for the year ended December 31, 2008.

  •
  The Company entered into two pay floating interest rate swap agreements, designated as fair value hedges, with notional amounts totaling $750.0 million. These swap agreements were entered into in order to exchange the 8.625% fixed-rate interest payments on the Company's $750.0 million senior notes due in 2013 for variable-rate interest payments based on three-month LIBOR + 3.84%. These swaps were terminated in 2008, as described in the following paragraph.

  •
  The Company terminated $1.76 billion of pay floating interest rate swaps that were designated as fair value hedges of certain unsecured notes. As a result of the terminations, the Company received

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12—Risk Management and Derivatives (Continued)

    $51.1 million of cash, recorded a receivable of $19.0 million and recorded premiums to the respective unsecured notes of $65.7 million. The premiums amortize over the lives of the respective debt as an offset to "Interest expense" on the Company's Consolidated Statements of Operations. During the years ended December 31, 2008 and 2007, the Company recorded a net loss of $16.7 million and net gains of $0.2 million, respectively, related to ineffectiveness on interest rate swaps. In addition, for the year ended December 31, 2008, the Company recognized a net loss of $1.4 million for interest rate swaps not designated as hedges. All of these amounts were recorded in "Other expense" on the Company's Consolidated Statements of Operations.

Note 13—Stock-Based Compensation Plans and Employee Benefits

        On May 27, 2009, the Company's shareholders approved the Company's 2009 Long-Term Incentive Plan (the "2009 LTIP") which is designed to provide incentive compensation for officers, key employees, directors and advisors of the Company. The 2009 LTIP provides for awards of stock options, shares of restricted stock, phantom shares, restricted stock units, dividend equivalent rights and other share-based performance awards. A maximum of 8,000,000 shares of Common Stock may be awarded under the 2009 LTIP, plus up to an additional 500,000 shares to the extent that a corresponding number of equity awards previously granted under the Company's 1996 Long-Term Incentive Plan expire or are cancelled or forfeited. All awards under the 2009 LTIP are made at the discretion of the Board of Directors or a committee of the Board of Directors. The awards of the 10.2 million restricted stock units granted on December 19, 2008 are required to be settled on a net, after-tax basis (after deducting shares for minimum required statutory withholdings); therefore, the actual number of shares issued will be less than the gross amount of the awards. As of December 31, 2009, 2.1 million shares remain available for awards under the 2009 LTIP.

        The Company's 2006 Long-Term Incentive Plan (the "2006 LTIP") is designed to provide equity-based incentive compensation for officers, key employees, directors, consultants and advisers of the Company. The 2006 LTIP provides for awards of stock options, shares of restricted stock, phantom shares, dividend equivalent rights and other share-based performance awards. A maximum of 4,550,000 shares of Common Stock may be subject to awards under the 2006 LTIP provided that the number of shares of Common Stock reserved for grants of options designated as incentive stock options is 1.0 million, subject to certain anti-dilution provisions in the 2006 LTIP. All awards under this Plan are at the discretion of the Board of Directors or a committee of the Board of Directors. As of December 31, 2009, 1.4 million shares remain available for awards under the 2006 LTIP.

        The Company's 2007 Incentive Compensation Plan ("Incentive Plan") was approved and adopted by the Board of Directors in 2007 in order to establish performance goals for selected officers and other key employees and to determine bonuses that will be awarded to those officers and other key employees based on the extent to which they achieve those performance goals. Equity-based awards may be made under the Incentive Plan, subject to the terms of the Company's equity incentive plans.

        The Company recorded $23.6 million, $23.4 million and $18.2 million of stock-based compensation expense in "General and administrative" on the Company's Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 13—Stock-Based Compensation Plans and Employee Benefits (Continued)

        Stock Options—Changes in options outstanding during the year ended December 31, 2009, are as follows (amounts in thousands, except for weighted average strike price):

	Number of Shares
				Weighted Average Strike Price
	Employees	Non- Employee Directors	Other		Aggregate Intrinsic Value
Options Outstanding, December 31, 2008	396	86	47	$19.43
Forfeited in 2009	(4)	(2)	(3)	40.01

Options Outstanding, December 31, 2009	392	84	44	$19.08	$—

        The following table summarizes information concerning outstanding and exercisable options as of December 31, 2009 (options, in thousands):

Exercise Price	Options Outstanding and Exercisable	Remaining Contractual Life (Years)
$16.88	364	0.01
$17.38	14	0.21
$19.69	47	1.01
$24.94	40	1.38
$27.00	11	1.48
$29.82	44	2.41

	520	0.45

        The Company has not issued any options since 2003. During the year ended December 31, 2009, no options were exercised. Cash received from option exercises during the years ended December 31, 2008 and 2007 was $5.2 million and $2.9 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $2.0 million and $3.5 million, respectively.

        Restricted Stock Units—Changes in non-vested restricted stock units during the year ended December 31, 2009 are as follows (in thousands, except per share amounts):

Non-Vested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested at December 31, 2008	14,987	$3.32
Granted	2,000	2.37
Vested	(637)	31.41
Forfeited	(2,279)	2.94

Non-vested at December 31, 2009	14,071	$3.62	$36,022

        On May 27, 2009, the Company's shareholders approved the grant of 2,000,000 market-condition based restricted stock units which were contingently awarded, subject to shareholder approval, to its Chairman and Chief Executive Officer as a special retention award on October 9, 2008. These units will cliff vest in one installment on October 9, 2011 only if the total shareholder return on the Company's Common Stock is at least 25% per year (compounded at the end of the three year vesting period, including

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 13—Stock-Based Compensation Plans and Employee Benefits (Continued)

dividends). Total shareholder return will be based on the average NYSE closing prices for the Company's Common Stock for the 20 days prior to: (a) the date of the award on October 9, 2008 (which was $3.38); and (b) the vesting date (which must be at least $6.58 if no dividends are paid). No dividends will be paid on these units prior to vesting. These units are required to be settled on a net, after-tax basis (after deducting shares for minimum required statutory withholdings); therefore the actual number of shares issued will be less than the gross amount of the award. The Company measured the fair value of the grant on May 27, 2009 and will record compensation expense based on this fair value ratably over the remaining vesting period.

        As of December 31, 2009, there were 9,159,000 market-condition based restricted stock units ("Units") outstanding, which were granted to executives and other officers of the Company on December 19, 2008. The Units will vest only if specified price targets for the Company's Common Stock are achieved and if the employee is thereafter employed on the vesting date, as follows: (a) if the Common Stock achieves a price of $4.00 or more (average NYSE closing price over 20 consecutive trading days) during the first year following the grant date (i.e., prior to December 19, 2009), the Units will vest in three equal installments on January 1, 2010, January 1, 2011, and January 1, 2012; (b) if the Units do not achieve the price target in the first year, but the Common Stock achieves a price of $7.00 or more (average NYSE closing price over 20 consecutive trading days) prior to December 19, 2010, the Units will vest in two equal installments on January 1, 2011 and January 1, 2012; and (c) if the Units do not achieve the price target in the first or second year, but the Common Stock achieves a price of $10.00 or more (average NYSE closing price over 20 consecutive trading days) prior to December 19, 2011, the Units will vest in one installment on January 1, 2012. The $4.00 price target for the initial period ended December 19, 2009 was not achieved, therefore only the $7.00 and $10.00 price targets remain applicable. If an applicable price target has been achieved, the Units will thereafter be entitled to dividend equivalent payments as dividends are paid on the Company's Common Stock. Upon vesting of the Units, holders will receive shares of the Company's Common Stock in the amount of the vested Units, net of statutory minimum tax withholdings. On May 27, 2009, the Company's shareholders approved the 2009 LTIP, which authorized additional shares of the Company's Common Stock to be available for awards under the Company's equity compensation plans including for settlement of the Units. The approval converted the Company's accounting for the Units from liability-based to equity-based, and accordingly, the Company reclassified its liability recorded in "Accounts Payable, accrued expenses and other liabilities" to "Additional paid-in capital" on the Consolidated Balance Sheets. The aggregate fair value of the grants on May 27, 2009 was approximately $27.0 million, which is being recognized as compensation expense ratably over the vesting period.

        As of December 31, 2009, there were 389,277 market-condition based restricted stock units outstanding that were granted to employees on January 18, 2008 and cliff vest on December 31, 2010, only if the total shareholder return on the Company's Common Stock is at least 20% (compounded annually, including dividends) from the date of the award through the end of the vesting period. Total shareholder return will be based on the average NYSE closing prices for the Company's Common Stock for the 20 days prior to (a) the date of the award on January 18, 2008 (which was $25.04) and (b) the vesting date. No dividends will be paid on these units unless and until they are vested.

        On October 9, 2008, the Company granted 2,000,000 restricted stock units as special retention incentive awards to certain officers which will cliff vest in one installment on October 9, 2011, if the RSU holders are employed on the vesting date. The unvested units are entitled to receive dividend equivalent payments as dividends are paid on shares of the Company's Common Stock. As of December 31, 2009, 1,850,000 of these restricted stock units remain outstanding. Also on October 9, 2008, the Company

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 13—Stock-Based Compensation Plans and Employee Benefits (Continued)

awarded 1,000,000 restricted stock units as a special retention incentive award to the Company's President which were forfeited during the year ended December 31, 2009, due to his resignation from the Company.

        As of December 31, 2009, there were 672,984 unvested service-based restricted stock units outstanding that are entitled to be paid dividends as dividends are paid on shares of the Company's Common Stock and these dividends are accounted for as a reduction to retained earnings in a manner consistent with the Company's Common Stock dividends.

        The fair values of the market-condition based restricted stock units, including the Units, were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's Common Stock. The following assumptions were used to estimate the fair value of market-condition based awards:

	Valued as of
	January 18, 2008	May 27, 2009(1)	May 27, 2009(2)
Risk-free interest rate	2.39%	1.16%	1.28%
Expected stock price volatility	27.46%	152.03%	145.45%
Expected annual dividend	—	—	—
Explanatory Notes:

(1)
Contingent equity-based restricted stock units awarded on October 9, 2008 were measured on May 27, 2009, the date the Company's shareholders approved the grant of the award.

(2)
The Units granted on December 19, 2008 were re-measured on May 27, 2009 when they became equity-based awards in accordance with ASC 718-20-55-135 to 138.

        The total fair value of restricted stock units vested during the years ended December 31, 2009, 2008 and 2007 was $1.4 million, $10.1 million and $10.6 million, respectively. As of December 31, 2009, there was $28.2 million of total unrecognized compensation cost related to non-vested restricted stock units. That cost is expected to be recognized over the remaining vesting/service period for the respective grants.

        Common Stock Equivalents—Non-employee directors are awarded common stock equivalents ("CSEs") at the time of the annual shareholders meeting in consideration for their services on the Company's Board of Directors. The CSEs generally vest at the time of the next annual shareholders meeting and pay dividends in an amount equal to the dividends paid on an equivalent number of shares of the Company's Common Stock from the date of grant, as and when dividends are paid on the Common Stock. During the year ended December 31, 2009, the Company awarded to Directors 169,814 CSEs at a weighted average fair value per share of $3.18 at the time of grant. The CSE awards are classified as liability-based awards due to the fact that they can be settled in shares of stock or cash at the Directors' option. During the year ended December 31, 2009, the Company issued 73,147 shares of Common Stock to Directors at fair value per share of $2.23 to settle vested CSEs outstanding. At December 31, 2009, 197,385 CSEs, with an aggregate intrinsic value of $0.5 million were outstanding.

401(k) Plan

        The Company has a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 13—Stock-Based Compensation Plans and Employee Benefits (Continued)

the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50% of the first 10% of the participant's annual compensation. The Company made gross contributions of approximately $1.3 million, $1.5 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 14—Earnings Per Share

        EPS is calculated using the two-class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. HPU holders are current and former Company employees who purchased high performance common stock units under the Company's High Performance Unit (HPU) Program (see Note 12). These HPU units have been treated as a separate class of common stock. In addition, the Company adopted ASC 260-10-65-2 on January 1, 2009. Upon adoption, the Company's unvested restricted stock units which are entitled to receive dividends and CSEs issued under the Long-Term Incentive Plans are considered participating securities and have been included in the two-class method when calculating EPS. ASC 260-10-65-2 has been applied retroactively to all prior periods presented (see Note 3).

        The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted EPS calculations (in thousands, except for per share data):

	For the Years Ended December 31,
	2009	2008	2007
Income (loss) from continuing operations	$(770,602)	$(295,640)	$198,800
Net loss attributable to noncontrolling interests	1,071	991	816
Gain on sale of joint venture interest attributable to noncontrolling interests	—	(18,560)	—
Preferred dividends	(42,320)	(42,320)	(42,320)
Dividends paid to Participating Security holders(1)	—	(2,393)	(3,545)

Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders and HPU holders	$(811,851)	$(357,922)	$153,751

Explanatory Note:

(1)
In accordance with ASC 260-10-65-1, "Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships," ("ASC 260-10-65-1") the total dividends paid to Participating Security holders during the period have been deducted from income (loss) from continuing operations, because total dividends distributed by the Company exceeded earnings for the period.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14—Earnings Per Share (Continued)

	For the Years Ended December 31,
	2009	2008	2007
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders(1)	$(789,304)	$(350,340)	$150,385
Income (loss) from discontinued operations	(11,349)	21,940	29,313
Gain from discontinued operations, net of noncontrolling interests	12,083	85,910	7,661

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(788,570)	$(242,490)	$187,359

Numerator for diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders(1)(2)	$(789,304)	$(350,340)	$150,487
Income (loss) from discontinued operations	(11,349)	21,940	29,317
Gain from discontinued operations, net of noncontrolling interests	12,083	85,910	7,662

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(788,570)	$(242,490)	$187,466

Denominator::
Weighted average common shares outstanding for basic earnings per common share	100,071	131,153	126,801
Add: effect of assumed shares issued under treasury stock method for stock options and restricted shares.	—	—	480
Add: effect of joint venture shares	—	—	261

Weighted average common shares outstanding for diluted earnings per common share	100,071	131,153	$127,542

Basic earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders(1)	$(7.89)	$(2.68)	$1.19
Income (loss) from discontinued operations	(0.11)	0.17	0.23
Gain from discontinued operations, net of noncontrolling interests	0.12	0.66	0.06

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(7.88)	$(1.85)	$1.48

Diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders(1)(2)	$(7.89)	$(2.68)	$1.18
Income (loss) from discontinued operations	(0.11)	0.17	0.23
Gain from discontinued operations, net of noncontrolling interests	0.12	0.66	0.06

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(7.88)	$(1.85)	$1.47

Explanatory Notes:

(1)
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders has been adjusted for net (income) loss attributable to noncontrolling interests and preferred dividends. In addition, for the years ended December 31, 2008 and 2007, income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders has been adjusted to exclude dividends paid to Participating Security holders (see preceding table).

(2)
For the year ended December 31, 2007, amount includes the allocable portion of $85 of joint venture income.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14—Earnings Per Share (Continued)

	For the Years Ended December 31,
	2009	2008	2007
Earnings allocable to High Performance Units:
Numerator for basic earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders(1)	$(22,547)	$(7,582)	$3,366
Income (loss) from discontinued operations	(322)	475	656
Gain from discontinued operations, net of noncontrolling interests	343	1,859	171

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(22,526)	$(5,248)	$4,193

Numerator for diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders(1)(2)	$(22,547)	$(7,582)	$3,349
Income (loss) from discontinued operations	(322)	475	652
Gain from discontinued operations, net of noncontrolling interests	343	1,859	170

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(22,526)	$(5,248)	$4,171

Denominator (basic and diluted):
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15	15

Basic earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders(1)	$(1,503.13)	$(505.47)	$224.40
Income (loss) from discontinued operations	(21.47)	31.67	43.73
Gain from discontinued operations, net of noncontrolling interests	22.87	123.93	11.40

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(1,501.73)	$(349.87)	$279.53

Diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders(1)(2)	$(1,503.13)	$(505.47)	$223.27
Income (loss) from discontinued operations	(21.47)	31.67	43.47
Gain from discontinued operations, net of noncontrolling interests	22.87	123.93	11.33

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(1,501.73)	$(349.87)	$278.07

Explanatory Notes:

(1)
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to High Performance Units has been adjusted for net (income) loss attributable to noncontrolling interests and preferred dividends. In addition, for the years ended December 31, 2008 and 2007, income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to High Performance Units has been adjusted to exclude dividends paid to Participating Security holders (see preceding table).

(2)
For the year ended December 31, 2007, amount includes the allocable portion of $85 of joint venture income.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14—Earnings Per Share (Continued)

        For the years ended December 31, 2008 and 2007, basic and diluted net income allocable to common shareholders and HPU holders per share were retroactively adjusted to reflect the adoption of ASC 260-10-65-2. The Company reduced its diluted weighted average common shares outstanding for each reporting period by unvested restricted stock units that are entitled to receive dividends and common stock equivalents deemed to be Participating Securities. In addition, pursuant to ASC 260-10-65-1, as a result of dividends paid in excess of earnings during the years ended December 31, 2008 and 2007, the Company allocated $2.4 million and $3.5 million, respectively, of earnings from common shares and HPU shares to Participating Securities. This adoption, along with the adoption of ASC 470-20-65-1 (see Notes 3 and 9) changed basic and diluted earnings per share as follows: (a) for the year ended December 31, 2008, basic and diluted net income allocable to common shareholders decreased by $0.07 per share, and basic and diluted net income allocable to HPU holders decreased by $13.54 per share; and (b) for the year ended December 30, 2007, basic and diluted net income allocable to common shareholders decreased by $0.04 per share, and basic and diluted net income allocable to HPU holders decreased by $8.40 and $6.93 per share, respectively.

        For the years ended December 31, 2009, 2008 and 2007, the following shares were anti-dilutive (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Joint venture shares	298	298	88
Stock options	520	529	5
Restricted stock units	11,548	10,633	—

Note 15—Comprehensive Income (Loss)

        The statement of comprehensive income (loss) attributable to iStar Financial, Inc. is as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Net income (loss)	$(769,847)	$(181,767)	$236,602
Other comprehensive income:
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization	2,727	4,967	(2,566)
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization	(4,357)	3,401	(943)
Unrealized gains/(losses) on available-for-sale securities	6,515	(5,797)	(6,023)
Unrealized gains/(losses) on cash flow hedges	(30)	2,986	(9,719)
Unrealized gains/(losses) on cumulative translation adjustment	(416)	(1,554)	—

Comprehensive income (loss)	$(765,408)	$(177,764)	$217,351
Net loss attributable to noncontrolling interests	1,071	991	816
Gain on sale of joint venture interest attributable to noncontrolling interests	—	(18,560)	—
Gain from discontinued operations attributable to noncontrolling interests	—	(3,689)	—

Comprehensive income (loss) attributable to iStar Financial Inc.	$(764,337)	$(199,022)	$218,167

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 15—Comprehensive Income (Loss) (Continued)

        Unrealized gains/(losses) on available-for-sale securities, cash flow hedges and foreign currency translation adjustments are recorded as adjustments to shareholders' equity through "Accumulated other comprehensive income" on the Company's Consolidated Balance Sheets and are not included in net income unless realized. As of December 31, 2009 and 2008, accumulated other comprehensive income reflected in the Company's shareholders' equity is comprised of the following (in thousands):

	As of December 31,
	2009	2008
Unrealized gains/(losses) on available-for-sale securities	$3,959	$(5,283)
Unrealized gains on cash flow hedges	4,156	8,544
Unrealized losses on cumulative translation adjustment	(1,970)	(1,554)

Accumulated other comprehensive income	$6,145	$1,707

Note 16—Fair Values

        Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy prioritizes the inputs used in valuation techniques to measure fair value:

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

        Certain of the Company's assets and liabilities are recorded at fair value on a recurring or non-recurring basis as of December 31, 2009 and 2008. Assets required to be marked-to-market and reported at fair value every reporting period are classified as being valued on a recurring basis. Other assets not required to be recorded at fair value every period may be recorded at fair value if a specific provision or other impairment is recorded within the period to mark the carrying value of the asset to market as of the reporting date. Such assets are classified as being valued on a non-recurring basis.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 16—Fair Values (Continued)

        The following table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories (in thousands):

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2009:
Recurring basis:
Financial Assets:
Derivative assets	$800	$—	$800	$—
Other lending investments—available-for-sale debt securities	$6,800	$6,800	$—	$—
Marketable securities at fair value	$38,454	$254	$38,200	$—
Financial Liabilities:
Derivative liabilities	$254	$—	$254	$—
Non-recurring basis:
Financial Assets:
Impaired loans	$1,167,498	$—	$—	$1,167,498
Non-financial Assets:
Impaired OREO	$181,540	$—	$—	$181,540
Impaired assets held for sale	$17,282	$—	$—	$17,282
Impaired CTL assets	$48,000	$—	$—	$48,000
As of December 31, 2008:
Recurring basis:
Financial Assets:
Derivative assets	$3,872	$—	$3,872	$—
Other lending investments—available-for-sale securities	$10,856	$10,856	$—	$—
Marketable securities	$8,083	$8,083	$—	$—
Financial Liabilities:
Derivative liabilities	$131	$—	$131	$—
Non-recurring basis:
Financial Assets:
Impaired loans	$1,821,012	$—	$—	$1,821,012
Impaired other lending investments—held-to-maturity securities	$10,128	$10,128	$—	$—
Impaired cost method investments	$3,888	$—	$—	$3,888

        In addition to the Company's disclosures regarding assets and liabilities recorded at fair value in the financial statements, it is also required to disclose the estimated fair values of all financial instruments, regardless of whether they are recorded at fair value in the financial statements.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 16—Fair Values (Continued)

        The book and estimated fair values of financial instruments were as follows (in thousands)(1):

	As of December 31, 2009		As of December 31, 2008
	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Loans and other lending investments, net	$7,661,562	$6,638,840	$10,586,644	$9,279,946
Financial liabilities:
Debt obligations, net	$10,894,903	$8,115,023	$12,486,404	$6,277,177

Explanatory Note:

(1)
The carrying values of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable, accounts payable, accrued expenses and other liabilities approximate the fair values of the instruments. The fair value of other financial instruments, including derivative assets and liabilities and marketable securities are included in the previous table.

        Given the nature of certain assets and liabilities, clearly determinable market based valuation inputs are often not available; therefore, these assets and liabilities are valued using internal valuation techniques. Subjectivity exists with respect to these internal valuation techniques, therefore, the fair values disclosed may not equal prices the Company may ultimately realize if the assets were sold or the liabilities were settled with third parties. The methods the Company used to estimate the fair values presented in the two tables are described more fully below for each type of asset and liability.

        Derivatives—The Company uses interest rate swaps, interest rate caps and foreign currency derivatives to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty's non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company has determined that the significant inputs used to value its derivatives fall within Level 2 of the fair value hierarchy.

        Securities—All of the Company's available-for-sale and impaired held-to-maturity debt and equity securities are actively traded and have been valued using quoted market prices. The Company's traded marketable securities are valued using market quotes, to the extent they are available, or broker quotes that fall within Level 2 of the fair value hierarchy.

        Impaired loans—The Company's loans identified as being impaired are collateral dependent loans and are evaluated for impairment by comparing the estimated fair value of the underlying collateral, less costs to sell, to the carrying value of each loan. Due to the nature of the individual properties collateralizing the Company's loans, the Company generally uses the income approach through internally developed valuation models to estimate the fair value of the collateral. This approach requires the Company to make significant judgments in respect to discount rates, capitalization rates and the timing and amounts of

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 16—Fair Values (Continued)

estimated future cash flows that are all considered Level 3 inputs. These cash flows include costs of completion, operating costs, and lot and unit sale prices.

        Impaired OREO—The Company periodically evaluates its OREO assets to determine if events or changes in circumstances have occurred during the reporting period that may have a significant adverse effect on their fair value. Due to the nature of the individual properties in the OREO portfolio, the Company uses the income approach through internally developed valuation models to estimate the fair value of the assets. This approach requires the Company to make significant judgments with respect to discount rates, capitalization rates and the timing and amounts of estimated future cash flows that are all considered Level 3 inputs. These cash flows include costs of completion, operating costs, and lot and unit sale prices.

        Impaired assets held for sale—The estimated fair value of impaired assets held for sale is determined using observable market information, typically including bids from prospective purchasers.

        Impaired CTL assets—If the Company determines a CTL asset is impaired it records an impairment charge to mark the asset to its estimated fair market value (see Note 3). Any such assets that have been impaired based on their estimated fair value as of the Company's reporting date are considered to be reported at fair value on a non-recurring basis and are included in the first table above. Due to the nature of the individual properties in the CTL portfolio, the Company uses the income approach through internally developed valuation models to estimate the fair value of the assets. This approach requires the Company to make significant judgments with respect to discount rates, capitalization rates and the timing and amounts of estimated future cash flows that are all considered Level 3 inputs. These cash flows are primarily based on expected future leasing rates and operating costs.

        Cost method investments—The Company periodically evaluates its cost method investments to determine if events or changes in circumstances have occurred in that period that may have a significant adverse effect on the fair value of an investment. Many of the Company's cost method investments are in managed funds and the Company estimates the fair value of these investments using its ratable share of the net asset value of the impaired funds.

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

        Loans and other lending investments—For the Company's interest in performing loans and other lending investments, the fair values were determined using a discounted cash flow methodology. This method discounts future estimated cash flows using rates management determined best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. The valuation of non-performing loans is discussed in impaired loans above.

        Debt obligations, net—For debt obligations traded in secondary markets, the Company uses market quotes, to the extent they are available to determine fair value. For debt obligations not traded in secondary markets, the Company determines fair value using the discounted cash flow methodology, whereby contractual cash flows are discounted at rates that the Company determined best reflect current market interest rates that would be charged for debt with similar characteristics and credit quality.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 17—Segment Reporting

        The Company has determined that it has two reportable operating segments: Real Estate Lending and Corporate Tenant Leasing. The reportable segments were determined based on the management approach, which looks to the Company's internal organizational structure. These two lines of business require different support infrastructures. The Real Estate Lending segment includes all of the Company's activities related to senior and mezzanine real estate debt and corporate capital investments, OREO and REHI. The Corporate Tenant Leasing segment includes all of the Company's activities related to the ownership and leasing of corporate facilities.

        The Company evaluates performance based on the following financial measures for each segment (in thousands):

	Real Estate Lending(1)	Corporate Tenant Leasing	Corporate/ Other(2)	Company Total
2009:
Total revenues(3)	$569,670	$306,364	$17,250	$893,284
Earnings from equity method investments	—	2,500	2,798	5,298
Total operating and interest expense(4)	1,392,234	232,124	592,175	2,216,533
Net operating income (loss)(5)	(822,564)	76,740	(572,127)	(1,317,951)
Total long-lived assets(6)	$8,923,367	$2,903,178	$—	$11,826,545
Total assets(7)(8)	8,999,558	3,149,783	661,234	12,810,575
2008:
Total revenues(3)	$1,024,906	$312,365	$16,983	$1,354,254
Earnings from equity method investments	—	2,520	4,015	6,535
Total operating and interest expense(4)	1,299,832	187,127	842,820	2,329,779
Net operating income (loss)(5)	(274,926)	127,758	(821,822)	(968,990)
Total long-lived assets(6)	$10,829,149	$3,044,811	$—	$13,873,960
Total assets(7)(8)	11,037,624	3,330,907	928,217	15,296,748
2007:
Total revenues(3)	$1,088,323	$307,470	$8,666	$1,404,459
Earnings from equity method investments	—	7,347	22,279	29,626
Total operating and interest expense(4)	334,410	123,539	777,561	1,235,510
Net operating income (loss)(5)	753,913	191,278	(746,616)	198,575
Total long-lived assets(6)	$11,077,912	$3,384,201	$128,720	$14,590,833
Total assets(7)(8)	11,282,123	3,703,339	862,836	15,848,298

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

(3)
Total revenue represents all revenue earned during the period from the assets in each segment. Revenue from the Real Estate Lending segment primarily represents interest income and revenue from the Corporate Tenant Leasing segment primarily represents operating lease income.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 17—Segment Reporting (Continued)

(4)
Total operating and interest expense primarily includes provision for loan losses for the Real Estate Lending business and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. Interest expense on secured and unsecured notes, the interim financing facility, unsecured and secured revolving credit facilities and general and administrative expense are included in Corporate/Other for all periods. Depreciation and amortization of $97.9 million, $94.7 million and $83.7 million for the years ended December 31, 2009, 2008 and 2007 respectively, are included in the amounts presented above.

(5)
Net operating income (loss) represents income attributable to iStar Financial Inc. before gain on early extinguishment of debt, gain on sale of joint venture interest, income (loss) from discontinued operations and gain from discontinued operations.

(6)
Total long-lived assets are comprised of Loans and other lending investments, net, REHI and OREO for the Real Estate Lending segment, and Corporate tenant lease assets, net and Assets held for sale are included for the Corporate Tenant Leasing segment and timber and timberlands are included in Corporate/other.

(7)
Intangible assets included in Real Estate Lending at December 31, 2007 were $17.4 million. Intangible assets included in Corporate Tenant Leasing at December 31, 2009, 2008 and 2007 were $48.8 million, $58.5 million and $69.9 million, respectively. Intangible assets included in Corporate/Other at December 31, 2009, 2008 and 2007 were $1.1 million, $2.7 million and $11.3 million, respectively.

(8)
Goodwill included in Real Estate Lending at December 31, 2007 was $39.1 million. Goodwill included in Corporate Tenant Leasing at December 31, 2008 and 2007 was $4.2 million.

Note 18—Quarterly Financial Information (Unaudited)

        The following table sets forth the selected quarterly financial data for the Company (in thousands, except per share amounts).

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
2009(1):
Revenue	$199,834	$210,088	$224,282	$259,080
Net loss	(153,359)	(247,442)	(281,973)	(87,072)
Net loss attributable to iStar Financial Inc. and allocable to common shareholders	(159,177)	(251,308)	(284,197)	(93,886)
Net loss attributable to iStar Financial Inc. per common share—basic and diluted	$(1.65)	$(2.55)	$(2.85)	$(0.89)
Weighted average common shares outstanding—basic and diluted	96,354	98,674	99,769	105,606
Net loss attributable to iStar Financial Inc. and allocable to HPU holders	(4,689)	(7,229)	(8,085)	(2,523)
Net loss attributable to iStar Financial Inc. per HPU share—basic and diluted	$(312.60)	$(481.93)	$(539.00)	$(168.20)
Weighted average HPU shares outstanding—basic and diluted	15	15	15	15

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 18—Quarterly Financial Information (Unaudited) (Continued)

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
2008(2):
Revenue	$287,443	$337,202	$318,894	$410,716
Net income (loss)	(13,890)	(303,883)	50,975	85,029
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	(23,993)	(308,655)	18,526	71,609
Net income (loss) attributable to iStar Financial Inc. per common share—basic and diluted	$(0.20)	$(2.32)	$0.14	$0.53
Weighted average common shares outstanding—basic	122,809	133,199	134,399	134,262
Weighted average common shares outstanding—diluted	122,809	133,199	134,399	134,843
Net income (loss) attributable to iStar Financial Inc. allocable to HPU holders	555	6,577	(391)	(1,514)
Net income (loss) attributable to iStar Financial Inc. per HPU share—basic	$(37.00)	$(438.47)	$26.07	$100.94
Net income (loss) attributable to iStar Financial Inc. and per HPU share—diluted	$(37.00)	$(438.47)	$26.07	$100.47
Weighted average HPU shares outstanding—basic and diluted	15	15	15	15

Explanatory Notes:

(1)
During the quarter ended December 31, 2009, the Company recorded Provision for loan losses of $216.4 million, Impairment of other assets of $61.8 million and Gain on early extinguishment of debt of $100.4 million.

(2)
During the quarter ended June 30, the Company recorded gains of $285.1 million on the sales of TimberStar Southwest and Maine timber properties. During the quarter ended December 31, 2008, the Company recorded Provision for loan losses of $252.0 million, Impairment of other assets of $150.0 million and Gain on early extinguishment of debt of $323.2 million.

iStar Financial Inc.

Schedule II—Valuation and Qualifying Accounts and Reserves

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other Charges	Deductions	Balance at End of Period
For the Year Ended December 31, 2007
Reserve for loan losses(1)(2)	$52,201	$185,000	$—	$(19,291)	$217,910
Allowance for doubtful accounts(2)	1,710	697	—	—	2,407

	$53,911	$185,697	$—	$(19,291)	$220,317
For the Year Ended December 31, 2008
Reserve for loan losses(1)(2)	$217,910	$1,029,322	$—	$(270,444)	$976,788
Allowance for doubtful accounts(2)	2,407	2,928	—	—	5,335

	$220,317	$1,032,250	$—	$(270,444)	$982,123
For the Year Ended December 31, 2009
Reserve for loan losses(1)(2)	$976,788	$1,255,357	$—	$(814,196)	$1,417,949
Allowance for doubtful accounts(2)	5,335	1,237	—	(3,784)	2,788

	$982,123	$1,256,954	$—	$(817,980)	$1,420,737

Explanatory Notes:

(1)
See Note 4 to the Company's Consolidated Financial Statements.

(2)
See Note 3 to the Company's Consolidated Financial Statements.

iStar Financial, Inc.

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2009

(Dollars in thousands)

					Gross Amount Carried at Close of Period
		Initial Cost to Company
				Cost Capitalized Subsequent to Acquisition
State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
OFFICE FACILITIES:
Arizona	(1)	$1,512	$9,732	$524	$1,512	$10,256	$11,768	$2,746	1999	40.0
Arizona	(1)	1,033	6,652	378	1,033	7,030	8,063	1,953	1999	40.0
Arizona	(1)	1,033	6,652	836	1,033	7,488	8,521	2,198	1999	40.0
Arizona	(1)	1,033	6,652	2,273	1,033	8,925	9,958	3,128	1999	40.0
Arizona	(1)	701	4,339	815	701	5,154	5,855	1,905	1999	40.0
California	16,485	3,454	12,915	—	3,454	12,915	16,369	3,282	1999	40.0
California	89,863	17,040	84,549	—	17,040	84,549	101,589	16,664	2002	40.0
California	26,215	6,813	31,974	—	6,813	31,974	38,787	3,221	2005	40.0
California	(1)	4,917	2,483	—	4,917	2,483	7,400	15	2009	40.0
California	(1)	4,139	5,064	840	4,139	5,904	10,043	1,170	2002	40.0
California	26,632	12,834	28,158	2,043	12,834	30,201	43,035	7,927	1999	40.0
California	12,532	5,798	12,720	1,286	5,798	14,006	19,804	3,775	1999	40.0
California	27,428	4,563	24,911	—	4,563	24,911	29,474	6,331	1999	40.0
California	18,110	2,598	9,212	—	2,598	9,212	11,810	2,341	1999	40.0
Colorado	—	1,757	16,930	808	1,757	17,738	19,495	4,411	1999	40.0
Colorado	8,787	2,967	15,008	2,109	2,967	17,117	20,084	4,796	1999	40.0
Colorado	31,271	8,536	27,428	13,521	8,536	40,949	49,485	10,854	1999	40.0
Colorado	8,939	—	16,752	48	—	16,800	16,800	3,254	2002	40.0
Florida	30,973	7,125	23,648	255	7,125	23,903	31,028	3,590	2003	40.0
Florida	(1)	8,450	13,251	—	8,450	13,251	21,701	1,938	2008	40.0
Florida	20,071	1,920	18,435	—	1,920	18,435	20,355	3,675	2002	40.0
Georgia	(1)	905	6,744	317	905	7,061	7,966	1,891	1999	40.0
Georgia	41,429	5,709	49,091	13,703	5,709	62,794	68,503	16,784	1999	40.0
Illinois	—	6,153	14,993	(14,985)	6,153	8	6,161	3	1999	40.0
Illinois	8,907	1,400	12,597	3,087	1,400	15,684	17,084	4,298	1999	40.0
Maryland	15,811	1,800	18,706	37	1,800	18,743	20,543	3,553	2002	40.0
Massachusetts	16,236	1,600	21,947	62	1,600	22,009	23,609	4,266	2002	40.0
Massachusetts	15,882	3,562	23,420	1,510	3,562	24,930	28,492	6,428	1999	40.0
Michigan	(1)	5,374	114,956	994	5,374	115,950	121,324	8,246	2007	40.0
New Jersey	135,000	15,667	162,578	1,234	15,667	163,812	179,479	25,518	2003	40.0
New Jersey	55,941	7,726	74,429	10	7,724	74,441	82,165	13,142	2002	40.0
New Jersey	27,574	8,242	31,758	—	8,242	31,758	40,000	5,374	2003	40.0
New Jersey	12,580	1,008	13,763	(81)	1,008	13,682	14,690	2,015	2004	40.0
New Jersey	23,131	2,456	28,955	306	2,456	29,261	31,717	4,281	2004	40.0
Ohio	(1)	1,274	10,326	65	1,274	10,391	11,665	2,138	2001	40.0
Pennsylvania	15,025	690	26,098	(49)	690	26,049	26,739	5,401	2001	40.0
Tennessee	—	2,702	25,129	49	2,702	25,178	27,880	6,393	1999	40.0
Texas	5,205	1,918	4,632	1,853	1,918	6,485	8,403	1,635	1999	40.0
Texas	30,789	6,083	42,016	1,765	6,083	43,781	49,864	10,710	1999	40.0
Texas	(1)	1,364	10,628	7,172	2,373	16,791	19,164	5,455	1999	40.0
Texas	(1)	3,363	21,376	2,253	3,363	23,629	26,992	5,433	1999	40.0
Texas	(1)	1,233	15,160	607	1,233	15,767	17,000	4,099	1999	40.0
Texas	—	2,932	31,235	5,059	2,932	36,294	39,226	9,302	1999	40.0
Texas	(1)	1,230	5,660	1,428	1,230	7,088	8,318	2,478	1999	40.0
Virginia	113,669	20,110	125,516	95	20,110	125,611	145,721	23,964	2002	40.0
Virginia	17,872	4,436	22,362	9,996	4,436	32,358	36,794	9,979	1999	40.0
Wisconsin	—	1,875	13,914	13	1,875	13,927	15,802	3,548	1999	40.0

Subtotal	852,357	209,035	1,305,454	62,236	210,042	1,366,683	1,576,725	275,508

iStar Financial, Inc.

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2009

(Dollars in thousands)

					Gross Amount Carried at Close of Period
		Initial Cost to Company
				Cost Capitalized Subsequent to Acquisition
State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
INDUSTRIAL FACILITIES:
Arizona	—	2,519	7,481	—	2,519	7,481	10,000	20	2009	40.0
Arizona	—	3,279	5,221	—	3,279	5,221	8,500	14	2009	40.0
California	(1)	11,635	19,515	5,943	11,635	25,458	37,093	1,316	2007	40.0
California	(1)	741	494	3	741	497	1,238	52	2006	40.0
California	(1)	1,343	1,669	2	1,343	1,671	3,014	126	2006	40.0
California	(1)	5,002	11,765	1	5,002	11,766	16,768	2,990	1999	40.0
California	(1)	654	4,591	297	654	4,888	5,542	1,192	1999	40.0
California	(1)	1,086	7,964	1,842	1,086	9,806	10,892	2,089	1999	40.0
California	—	4,880	12,367	3,036	4,880	15,403	20,283	3,355	1999	40.0
California	—	6,857	8,378	343	6,856	8,722	15,578	1,927	2002	40.0
California	(1)	4,095	8,323	1,586	4,095	9,909	14,004	2,273	1999	40.0
California	9,451	9,802	12,116	6,253	9,802	18,369	28,171	3,727	2002	40.0
California	—	5,051	6,170	359	5,051	6,529	11,580	1,459	2002	40.0
California	—	4,119	5,034	17	4,119	5,051	9,170	1,131	2002	40.0
California	—	3,044	3,716	1,196	3,044	4,912	7,956	970	2002	40.0
California	—	2,633	3,219	290	2,633	3,509	6,142	789	2002	40.0
California	—	3,000	3,669	(1,853)	1,500	3,316	4,816	1,550	2002	40.0
California	(1)	4,600	5,627	1,840	4,600	7,467	12,067	1,402	2002	40.0
California	(1)	5,617	6,877	5,501	5,619	12,376	17,995	2,863	2002	40.0
California	14,732	9,677	23,288	5,895	9,677	29,183	38,860	7,870	1999	40.0
California	—	15,708	27,987	5,667	15,708	33,654	49,362	10,242	2004	40.0
California	5,411	571	5,874	2,223	571	8,097	8,668	2,561	1999	40.0
California	(1)	808	8,306	629	808	8,935	9,743	2,568	1999	40.0
Colorado	(1)	645	684	(8)	645	676	1,321	55	2006	40.0
Colorado	4,304	580	3,677	(32)	580	3,645	4,225	765	2001	40.0
Florida	(1)	322	323	(5)	322	318	640	27	2006	40.0
Florida	(1)	3,510	20,846	8,279	3,510	29,125	32,635	1,155	2007	40.0
Florida	(1)	2,310	5,435	—	2,310	5,435	7,745	1,381	1999	40.0
Florida	(1)	3,048	8,676	—	3,048	8,676	11,724	2,205	1999	40.0
Florida	(1)	1,612	4,586	(1,408)	1,241	3,549	4,790	248	1999	40.0
Florida	(1)	1,476	4,198	(4,497)	450	727	1,177	92	1999	40.0
Georgia	(1)	2,791	24,637	349	2,791	24,986	27,777	1,365	2007	40.0
Georgia	14,556	1,900	14,318	(796)	1,900	13,522	15,422	2,871	2001	40.0
Georgia	18,700	1,350	18,393	69	1,350	18,462	19,812	3,689	2001	40.0
Illinois	28,482	1,600	28,015	561	1,600	28,576	30,176	5,618	2001	40.0
Illinois	10,482	519	15,363	—	519	15,363	15,882	2,402	2003	40.0
Indiana	(1)	462	9,224	—	462	9,224	9,686	841	2007	40.0
Indiana	14,405	550	22,240	1,268	550	23,508	24,058	5,102	2000	40.0
Indiana	(1)	140	4,640	717	140	5,357	5,497	1,452	1999	40.0
Kentucky	18,018	400	17,219	45	400	17,264	17,664	3,067	2002	40.0
Maryland	—	1,535	9,324	179	1,535	9,503	11,038	2,404	1999	40.0
Massachusetts	(1)	7,439	21,774	10,979	7,439	32,753	40,192	1,298	2007	40.0
Massachusetts	15,259	834	20,991	—	834	20,991	21,825	2,746	2004	40.0
Michigan	(1)	598	9,814	1	598	9,815	10,413	905	2007	40.0
Minnesota	(1)	403	1,147	(344)	1,206	—	1,206	—	1999	40.0
Minnesota	—	6,705	17,690	—	6,225	18,170	24,395	2,231	2005	40.0
North Carolina	5,425	680	5,947	—	680	5,947	6,627	779	2004	40.0
New Jersey	(1)	8,368	15,376	21,141	8,368	36,517	44,885	1,520	2007	40.0
Nevada	(1)	4,137	2,963	—	4,137	2,963	7,100	297	2006	40.0
Nevada	(1)	248	707	—	248	707	955	180	1999	40.0
Nevada	(1)	1,796	5,108	4	1,796	5,112	6,908	1,300	1999	40.0

iStar Financial, Inc.

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2009

(Dollars in thousands)

					Gross Amount Carried at Close of Period
		Initial Cost to Company
				Cost Capitalized Subsequent to Acquisition
State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Ohio	17,609	2,000	17,320	(664)	2,000	16,656	18,656	3,473	2001	40.0
Ohio	13,642	2,327	—	12,210	2,327	12,210	14,537	2,510	2000	40.0
Pennsylvania	31,226	2,850	30,713	(480)	2,850	30,233	33,083	6,159	2001	40.0
Tennessee	—	1,486	23,279	(4,854)	1,486	18,425	19,911	5,895	1999	40.0
Texas	(1)	3,213	4,105	9	3,213	4,114	7,327	307	2006	40.0
Texas	(1)	1,631	27,858	(416)	1,631	27,442	29,073	1,443	2007	40.0
Texas	—	1,314	8,903	46	1,314	8,949	10,263	2,270	1999	40.0
Texas	28,802	2,500	25,743	32	2,500	25,775	28,275	5,119	2001	40.0
Texas	5,220	858	8,556	1,817	858	10,373	11,231	2,700	1999	40.0
Texas	22,533	400	22,163	1,311	400	23,474	23,874	4,445	2001	40.0
Virginia	(1)	2,619	28,481	142	2,619	28,623	31,242	1,562	2007	40.0

Subtotal	278,257	183,877	710,087	86,725	181,304	799,385	980,689	134,364

LAND:
California	—	5,000	—	—	5,000	—	5,000	—	2009	—
California	—	87,300	—	1,626	88,926	—	88,926	—	2009	—
California	—	68,155	—	(19,155)	49,000	—	49,000	1,000	2000	—
Florida	—	7,600	—	—	7,600	—	7,600	—	2009	—
Florida	—	8,100	—	—	8,100	—	8,100	—	2009	—
Florida	—	25,600	—	—	25,600	—	25,600	—	2009	—
Maryland	—	102,938	—	—	102,938	—	102,938	—	2009	—
Maryland	(1)	2,486	—	—	2,486	—	2,486	148	1999	70.0
New Jersey	—	43,300	—	—	43,300	—	43,300	—	2009	—
New York	—	52,461	—	—	52,461	—	52,461	—	2009	—
Texas	(1)	3,375	—	—	3,375	—	3,375	—	2005	—
Texas	(1)	3,621	—	—	3,621	—	3,621	—	2005	—
Virginia	—	72,137	—	(3,812)	68,325	—	68,325	—	2009	—

Subtotal	—	482,073	—	(21,341)	460,732	—	460,732	1,148

ENTERTAINMENT:
Alabama	(1)	277	359	—	277	359	636	52	2004	40.0
Alabama	(1)	319	414	—	319	414	733	60	2004	40.0
Arizona	(1)	793	1,027	—	793	1,027	1,820	150	2004	40.0
Arizona	(1)	521	673	—	521	673	1,194	98	2004	40.0
Arizona	(1)	305	394	—	305	394	699	58	2004	40.0
Arizona	(1)	630	815	—	630	815	1,445	119	2004	40.0
Arizona	(1)	590	764	—	590	764	1,354	112	2004	40.0
Arizona	(1)	476	616	—	476	616	1,092	90	2004	40.0
Arizona	(1)	654	845	—	654	845	1,499	124	2004	40.0
Arizona	(1)	666	862	—	666	862	1,528	126	2004	40.0
Arizona	(1)	460	596	—	460	596	1,056	87	2004	40.0
California	(1)	1,097	1,421	—	1,097	1,421	2,518	208	2004	40.0
California	(1)	434	560	—	434	560	994	82	2004	40.0
California	(1)	332	429	—	332	429	761	63	2004	40.0
California	(1)	1,642	2,124	—	1,642	2,124	3,766	310	2004	40.0
California	(1)	676	876	—	676	876	1,552	128	2004	40.0
California	(1)	720	932	—	720	932	1,652	136	2004	40.0
California	(1)	574	743	—	574	743	1,317	109	2004	40.0
California	(1)	392	508	—	392	508	900	74	2004	40.0
California	(1)	358	464	—	358	464	822	68	2004	40.0
California	(1)	—	18,000	—	—	18,000	18,000	2,640	2003	40.0
California	(1)	852	1,101	—	852	1,101	1,953	161	2004	40.0

iStar Financial, Inc.

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2009

(Dollars in thousands)

					Gross Amount Carried at Close of Period
		Initial Cost to Company
				Cost Capitalized Subsequent to Acquisition
State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
California	(1)	1,572	2,034	—	1,572	2,034	3,606	297	2004	40.0
California	(1)	—	1,953	25,772	—	27,725	27,725	576	2008	40.0
California	(1)	659	852	—	659	852	1,511	125	2004	40.0
California	(1)	562	729	—	562	729	1,291	106	2004	40.0
California	(1)	896	1,159	—	896	1,159	2,055	169	2004	40.0
Colorado	(1)	466	602	—	466	602	1,068	88	2004	40.0
Colorado	(1)	640	827	—	640	827	1,467	121	2004	40.0
Colorado	(1)	729	944	—	729	944	1,673	138	2004	40.0
Colorado	(1)	536	694	—	536	694	1,230	101	2004	40.0
Colorado	(1)	412	533	—	412	533	945	78	2004	40.0
Colorado	(1)	901	1,165	—	901	1,165	2,066	170	2004	40.0
Connecticut	(1)	1,097	1,420	—	1,097	1,420	2,517	207	2004	40.0
Connecticut	(1)	330	426	—	330	426	756	62	2004	40.0
Delaware	(1)	1,076	1,390	—	1,076	1,390	2,466	204	2004	40.0
Florida	(1)	—	41,809	—	—	41,809	41,809	7,480	2005	27.0
Florida	(1)	412	531	—	412	531	943	78	2004	40.0
Florida	(1)	6,550	—	17,118	6,533	17,135	23,668	1,139	2006	40.0
Florida	(1)	1,067	1,382	—	1,067	1,382	2,449	202	2004	40.0
Florida	(1)	340	439	—	340	439	779	64	2004	40.0
Florida	(1)	401	520	—	401	520	921	76	2004	40.0
Florida	(1)	507	655	—	507	655	1,162	96	2004	40.0
Florida	(1)	282	364	—	282	364	646	53	2004	40.0
Florida	(1)	352	455	—	352	455	807	67	2004	40.0
Florida	(1)	404	524	—	404	524	928	77	2004	40.0
Florida	(1)	437	567	—	437	567	1,004	83	2004	40.0
Florida	(1)	532	689	—	532	689	1,221	101	2004	40.0
Florida	(1)	379	490	—	379	490	869	72	2004	40.0
Florida	(1)	486	629	—	486	629	1,115	92	2004	40.0
Florida	(1)	433	561	—	433	561	994	82	2004	40.0
Florida	(1)	497	643	—	497	643	1,140	94	2004	40.0
Florida	(1)	643	833	—	643	833	1,476	122	2004	40.0
Florida	(1)	4,200	18,272	—	4,200	18,272	22,472	2,213	2005	40.0
Florida	(1)	551	714	—	551	714	1,265	104	2004	40.0
Florida	(1)	364	470	—	364	470	834	69	2004	40.0
Florida	(1)	507	656	—	507	656	1,163	96	2004	40.0
Florida	(1)	—	19,337	—	—	19,337	19,337	2,342	2005	40.0
Georgia	(1)	510	660	—	510	660	1,170	96	2004	40.0
Georgia	(1)	286	371	—	286	371	657	54	2004	40.0
Georgia	(1)	474	613	—	474	613	1,087	90	2004	40.0
Georgia	(1)	581	752	—	581	752	1,333	110	2004	40.0
Georgia	(1)	718	930	—	718	930	1,648	136	2004	40.0
Georgia	(1)	546	706	—	546	706	1,252	103	2004	40.0
Georgia	(1)	502	651	—	502	651	1,153	95	2004	40.0
Iowa	(1)	425	551	—	425	551	976	80	2004	40.0
Illinois	(1)	335	434	—	335	434	769	63	2004	40.0
Illinois	(1)	481	622	—	481	622	1,103	91	2004	40.0
Illinois	(1)	8,803	57	30,479	8,803	30,536	39,339	1,764	2006	40.0
Illinois	(1)	433	560	—	433	560	993	82	2004	40.0
Illinois	(1)	431	557	—	431	557	988	81	2004	40.0
Indiana	(1)	542	701	—	542	701	1,243	102	2004	40.0
Kentucky	(1)	417	539	—	417	539	956	79	2004	40.0
Kentucky	(1)	365	473	—	365	473	838	69	2004	40.0

iStar Financial, Inc.

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2009

(Dollars in thousands)

					Gross Amount Carried at Close of Period
		Initial Cost to Company
				Cost Capitalized Subsequent to Acquisition
State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Maryland	(1)	428	554	—	428	554	982	81	2004	40.0
Maryland	(1)	575	745	—	575	745	1,320	109	2004	40.0
Maryland	(1)	362	468	—	362	468	830	68	2004	40.0
Maryland	(1)	884	1,145	—	884	1,145	2,029	167	2004	40.0
Maryland	(1)	371	481	—	371	481	852	70	2004	40.0
Maryland	(1)	399	518	—	399	518	917	76	2004	40.0
Maryland	(1)	649	839	—	649	839	1,488	123	2004	40.0
Maryland	(1)	366	473	—	366	473	839	69	2004	40.0
Maryland	(1)	398	516	—	398	516	914	75	2004	40.0
Maryland	(1)	388	505	—	388	505	893	74	2004	40.0
Maryland	(1)	1,126	1,458	—	1,126	1,458	2,584	213	2004	40.0
Massachusetts	(1)	523	678	—	523	678	1,201	99	2004	40.0
Massachusetts	(1)	548	711	—	548	711	1,259	104	2004	40.0
Massachusetts	(1)	519	672	—	519	672	1,191	98	2004	40.0
Massachusetts	(1)	344	445	—	344	445	789	65	2004	40.0
Michigan	(1)	309	400	—	309	400	709	58	2004	40.0
Michigan	(1)	516	667	—	516	667	1,183	98	2004	40.0
Michigan	(1)	554	718	—	554	718	1,272	105	2004	40.0
Michigan	(1)	387	500	—	387	500	887	73	2004	40.0
Michigan	(1)	533	691	—	533	691	1,224	101	2004	40.0
Michigan	(1)	356	460	—	356	460	816	67	2004	40.0
Minnesota	(1)	666	861	—	666	861	1,527	126	2004	40.0
Minnesota	(1)	2,962	—	14,348	2,962	14,348	17,310	518	2006	40.0
Minnesota	(1)	359	465	—	359	465	824	68	2004	40.0
Minnesota	(1)	2,437	8,715	—	2,437	8,715	11,152	677	2006	40.0
Missouri	(1)	334	432	—	334	432	766	63	2004	40.0
Missouri	(1)	404	523	—	404	523	927	76	2004	40.0
Missouri	(1)	462	597	—	462	597	1,059	87	2004	40.0
Missouri	(1)	878	1,139	—	878	1,139	2,017	166	2004	40.0
North Carolina	(1)	397	513	—	397	513	910	75	2004	40.0
North Carolina	(1)	476	615	—	476	615	1,091	90	2004	40.0
North Carolina	(1)	410	530	—	410	530	940	78	2004	40.0
North Carolina	(1)	402	520	—	402	520	922	76	2004	40.0
North Carolina	(1)	948	1,227	—	948	1,227	2,175	179	2004	40.0
North Carolina	(1)	259	336	—	259	336	595	49	2004	40.0
North Carolina	(1)	349	452	—	349	452	801	66	2004	40.0
North Carolina	(1)	640	828	—	640	828	1,468	121	2004	40.0
North Carolina	(1)	409	531	—	409	531	940	77	2004	40.0
North Carolina	(1)	965	1,249	—	965	1,249	2,214	182	2004	40.0
North Carolina	(1)	475	615	—	475	615	1,090	90	2004	40.0
North Carolina	(1)	494	638	—	494	638	1,132	93	2004	40.0
New Jersey	(1)	1,560	2,019	—	1,560	2,019	3,579	295	2004	40.0
New Jersey	(1)	830	1,075	—	830	1,075	1,905	157	2004	40.0
Nevada	(1)	440	569	—	440	569	1,009	83	2004	40.0
New York	(1)	603	779	—	603	779	1,382	114	2004	40.0
New York	(1)	442	571	—	442	571	1,013	84	2004	40.0
New York	(1)	562	728	—	562	728	1,290	106	2004	40.0
New York	(1)	385	499	—	385	499	884	73	2004	40.0
New York	(1)	350	453	—	350	453	803	66	2004	40.0
New York	(1)	326	421	—	326	421	747	62	2004	40.0
New York	(1)	494	640	—	494	640	1,134	94	2004	40.0
New York	(1)	320	414	—	320	414	734	60	2004	40.0

iStar Financial, Inc.

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2009

(Dollars in thousands)

					Gross Amount Carried at Close of Period
		Initial Cost to Company
				Cost Capitalized Subsequent to Acquisition
State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
New York	(1)	399	516	—	399	516	915	75	2004	40.0
New York	(1)	959	1,240	—	959	1,240	2,199	181	2004	40.0
New York	(1)	587	761	—	587	761	1,348	111	2004	40.0
New York	(1)	521	675	—	521	675	1,196	99	2004	40.0
New York	(1)	711	920	—	711	920	1,631	134	2004	40.0
New York	(1)	558	723	—	558	723	1,281	106	2004	40.0
New York	(1)	747	967	—	747	967	1,714	141	2004	40.0
New York	(1)	683	885	—	683	885	1,568	129	2004	40.0
New York	(1)	1,492	1,933	—	1,492	1,933	3,425	282	2004	40.0
New York	(1)	1,471	1,904	—	1,471	1,904	3,375	278	2004	40.0
Ohio	(1)	434	562	—	434	562	996	82	2004	40.0
Ohio	(1)	967	1,252	—	967	1,252	2,219	183	2004	40.0
Ohio	(1)	281	365	—	281	365	646	53	2004	40.0
Ohio	(1)	393	508	—	393	508	901	74	2004	40.0
Oklahoma	(1)	431	557	—	431	557	988	81	2004	40.0
Oklahoma	(1)	954	1,235	—	954	1,235	2,189	180	2004	40.0
Oregon	(1)	373	484	—	373	484	857	71	2004	40.0
Oregon	(1)	393	508	—	393	508	901	74	2004	40.0
Pennsylvania	(1)	407	527	—	407	527	934	77	2004	40.0
Pennsylvania	(1)	421	544	—	421	544	965	80	2004	40.0
Pennsylvania	(1)	409	528	—	409	528	937	77	2004	40.0
Pennsylvania	(1)	407	527	—	407	527	934	77	2004	40.0
Puerto Rico	(1)	950	1,230	—	950	1,230	2,180	180	2004	40.0
Rhode Island	(1)	850	1,100	—	850	1,100	1,950	161	2004	40.0
South Carolina	(1)	943	1,220	—	943	1,220	2,163	178	2004	40.0
South Carolina	(1)	332	429	—	332	429	761	63	2004	40.0
South Carolina	(1)	924	1,196	—	924	1,196	2,120	175	2004	40.0
Tennessee	(1)	260	338	—	260	338	598	49	2004	40.0
Texas	(1)	1,045	1,353	—	1,045	1,353	2,398	198	2004	40.0
Texas	(1)	593	767	—	593	767	1,360	112	2004	40.0
Texas	(1)	985	1,276	—	985	1,276	2,261	186	2004	40.0
Texas	(1)	838	1,083	—	838	1,083	1,921	158	2004	40.0
Texas	(1)	528	682	—	528	682	1,210	100	2004	40.0
Texas	(1)	480	622	—	480	622	1,102	91	2004	40.0
Texas	(1)	975	1,261	—	975	1,261	2,236	184	2004	40.0
Texas	(1)	1,108	1,433	—	1,108	1,433	2,541	209	2004	40.0
Texas	(1)	425	549	—	425	549	974	80	2004	40.0
Texas	(1)	518	671	—	518	671	1,189	98	2004	40.0
Texas	(1)	758	981	—	758	981	1,739	143	2004	40.0
Texas	(1)	399	517	—	399	517	916	76	2004	40.0
Texas	(1)	375	485	—	375	485	860	71	2004	40.0
Texas	(1)	438	567	—	438	567	1,005	83	2004	40.0
Texas	(1)	285	369	—	285	369	654	54	2004	40.0
Texas	(1)	554	718	—	554	718	1,272	105	2004	40.0
Texas	(1)	561	726	—	561	726	1,287	106	2004	40.0
Texas	(1)	753	976	—	753	976	1,729	143	2004	40.0
Texas	(1)	521	675	—	521	675	1,196	99	2004	40.0
Texas	(1)	634	821	—	634	821	1,455	120	2004	40.0
Texas	(1)	379	491	—	379	491	870	72	2004	40.0
Texas	(1)	592	766	—	592	766	1,358	112	2004	40.0
Utah	(1)	624	808	—	624	808	1,432	118	2004	40.0
Virginia	(1)	1,134	1,467	—	1,134	1,467	2,601	214	2004	40.0

iStar Financial, Inc.

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2009

(Dollars in thousands)

					Gross Amount Carried at Close of Period
		Initial Cost to Company
				Cost Capitalized Subsequent to Acquisition
State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Virginia	(1)	845	1,094	—	845	1,094	1,939	160	2004	40.0
Virginia	(1)	884	1,145	—	884	1,145	2,029	167	2004	40.0
Virginia	(1)	953	1,233	—	953	1,233	2,186	180	2004	40.0
Virginia	(1)	487	632	—	487	632	1,119	92	2004	40.0
Virginia	(1)	425	550	—	425	550	975	80	2004	40.0
Virginia	(1)	1,151	1,490	—	1,151	1,490	2,641	218	2004	40.0
Virginia	(1)	546	707	—	546	707	1,253	103	2004	40.0
Virginia	(1)	851	1,103	—	851	1,103	1,954	161	2004	40.0
Virginia	(1)	819	1,061	—	819	1,061	1,880	155	2004	40.0
Virginia	(1)	958	1,240	—	958	1,240	2,198	181	2004	40.0
Virginia	(1)	788	1,020	—	788	1,020	1,808	149	2004	40.0
Virginia	(1)	554	716	—	554	716	1,270	105	2004	40.0
Washington	(1)	1,500	6,500	—	1,500	6,500	8,000	1,173	2003	40.0
Wisconsin	(1)	521	673	12	521	685	1,206	99	2004	40.0
Wisconsin	(1)	413	535	—	413	535	948	78	2004	40.0
Wisconsin	(1)	542	702	—	542	702	1,244	102	2004	40.0
Wisconsin	(1)	793	1,025	—	793	1,025	1,818	150	2004	40.0
Wisconsin	(1)	1,124	1,455	—	1,124	1,455	2,579	213	2004	40.0

Subtotal	—	137,323	258,145	87,729	137,306	345,891	483,197	41,487

RETAIL:
Alabama	—	2,377	3,978	69	2,408	4,016	6,424	557	2004	39.0
Arizona	21,122	8,374	5,394	23,038	8,223	28,583	36,806	3,275	2004	36.5
Arizona	8,449	3,284	8,258	(36)	3,274	8,232	11,506	1,113	2004	40.0
Arizona	—	2,625	4,875	—	2,625	4,875	7,500	—	2009	—
Arizona	—	3,840	8,160	(1,100)	3,488	7,412	10,900	—	2009	—
Arizona	10,286	6,232	9,271	3,470	6,219	12,754	18,973	1,640	2004	40.0
Colorado	(1)	2,631	279	5,195	2,607	5,498	8,105	383	2006	40.0
Florida	—	3,230	6,865	(1,495)	2,752	5,848	8,600	—	2008	—
Florida	—	2,182	4,638	—	2,182	4,638	6,820	—	2009	—
Florida	(1)	3,950	—	10,285	3,908	10,327	14,235	894	2005	40.0
Hawaii	—	3,393	21,306	—	3,393	21,306	24,699	284	2009	40.0
Louisiana	—	2,193	3,654	64	2,221	3,690	5,911	526	2004	38.0
New Hampshire	(1)	3,848	3,909	(89)	3,798	3,870	7,668	559	2006	27.5
New Jersey	10,316	—	18,003	(19)	—	17,984	17,984	1,199	2007	40.0
New Mexico	(1)	1,733	—	8,370	1,705	8,398	10,103	721	2005	40.0
New Mexico	—	756	905	422	762	1,321	2,083	175	2005	28.0
New Mexico	—	4,178	8,528	(22)	4,338	8,346	12,684	1,067	2005	38.0
New York	—	1,043	—	—	1,043	—	1,043	—	2009	—
New York	(1)	731	6,073	699	711	6,792	7,503	792	2005	40.0
New York	—	1,760	3,740	(900)	1,472	3,128	4,600	—	2009	—
New York	—	482	1,024	—	482	1,024	1,506	—	2009	—
New York	—	198	420	—	198	420	618	—	2009	—
South Carolina	—	2,126	948	(790)	1,337	947	2,284	63	2007	40.0
Texas	(1)	3,538	4,215	171	3,514	4,410	7,924	566	2005	40.0
Utah	(1)	3,502	—	5,975	3,502	5,975	9,477	504	2005	40.0

Subtotal	50,173	68,206	124,443	53,307	66,162	179,794	245,956	14,318

HOTEL:
California	10,302	1,281	9,809	—	1,281	9,809	11,090	3,292	1998	40.0
California	8,549	4,394	27,030	—	4,394	27,030	31,424	9,327	1998	40.0
California	5,585	3,308	20,623	—	3,308	20,623	23,931	7,104	1998	40.0

iStar Financial, Inc.

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2009

(Dollars in thousands)

					Gross Amount Carried at Close of Period
		Initial Cost to Company
				Cost Capitalized Subsequent to Acquisition
State	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Colorado	6,557	1,242	7,865	—	1,242	7,865	9,107	2,702	1998	40.0
Hawaii	—	4,567	39,815	—	4,567	39,815	44,382	498	2009	40.0
Hawaii	—	3,000	12,000	—	3,000	12,000	15,000	—	2009	—
Idaho	3,081	968	6,405	—	968	6,405	7,373	2,190	1998	40.0
Montana	1,106	210	1,607	—	210	1,607	1,817	540	1998	40.0
Oregon	1,380	269	2,043	—	269	2,043	2,312	686	1998	40.0
Oregon	1,103	233	1,726	—	233	1,726	1,959	582	1998	40.0
Oregon	902	404	3,049	—	404	3,049	3,453	1,026	1998	40.0
Oregon	3,182	361	2,721	—	361	2,721	3,082	915	1998	40.0
Oregon	4,406	609	4,668	—	609	4,668	5,277	1,567	1998	40.0
Oregon	3,308	556	4,245	—	556	4,245	4,801	1,425	1998	40.0
Utah	20,476	5,620	32,695	—	5,620	32,695	38,315	11,374	1998	40.0
Washington	2,745	502	3,779	—	502	3,779	4,281	1,271	1998	40.0
Washington	4,466	507	3,981	—	507	3,981	4,488	1,332	1998	40.0
Washington	2,817	513	3,825	—	513	3,825	4,338	1,288	1998	40.0
Washington	34,312	5,101	32,080	—	5,101	32,080	37,181	11,038	1998	40.0

Subtotal	114,277	33,645	219,966	—	33,645	219,966	253,611	58,157

CONDOMINIUM:
Arizona	—	1,626	11,174	—	1,626	11,174	12,800	—	2009	—
California	(1)	10,078	40,312	(20,990)	5,880	23,520	29,400	—	2007	—
California	—	14,191	109,209	—	14,191	109,209	123,400	—	2009	—
California	—	466	4,190	(2,818)	184	1,654	1,838	—	2008	—
Florida	—	2,394	24,206	—	2,394	24,206	26,600	—	2009	—
Hawaii	(1)	4,430	18,170	—	4,430	18,170	22,600	—	2009	—
Hawaii	—	3,483	9,417	—	3,483	9,417	12,900	—	2009	—
Idaho	—	2,275	15,925	—	2,275	15,925	18,200	—	2009	—
Nevada	—	18,117	106,829	(22,906)	14,796	87,244	102,040	—	2009	—
New Jersey	28,053	36,405	64,720	(5,684)	34,359	61,082	95,441	—	2009	—
New York	(1)	—	114,400	—	—	114,400	114,400	—	2009	—
Washington	—	2,342	44,478	(4,319)	2,126	40,375	42,501	—	2009	—

Subtotal	28,053	95,807	563,030	(56,717)	85,744	516,376	602,120	—

MULTIFAMILY:
California	—	7,333	29,333	—	7,333	29,333	36,666	—	2009	—
Florida	—	1,950	8,050	—	1,950	8,050	10,000	—	2009	—
Georgia	—	2,580	3,420	(3,000)	1,290	1,710	3,000	—	2009	—
Nevada	—	5,114	13,486	—	5,114	13,486	18,600	131	2009	40.0
South Carolina	—	3,900	16,100	(1,200)	3,666	15,134	18,800	—	2008	—

Subtotal	—	20,877	70,389	(4,200)	19,353	67,713	87,066	131

Total	$1,323,117	$1,230,843	$3,251,514	$207,739	$1,194,288	$3,495,808	$4,690,096	$525,113

Explanatory Note:

(1)
Consists of properties with a total net book value of $1.31 billion that are pledged as collateral under the Company's secured indebtedness.

iStar Financial, Inc.

Notes to Schedule III

(Dollars in thousands)

1.    Reconciliation of Real Estate:

        The following table reconciles Real Estate from January 1, 2007 to December 31, 2009:

	2009	2008	2007
Balance at January 1	$3,498,067	$3,726,882	$3,432,954
Improvements and additions	29,145	172,520	565,528
Acquisitions through foreclosure	1,340,255	—	—
Dispositions	(71,843)	(401,335)	(271,600)
Impairments	(105,528)	—	—

Balance at December 31	$4,690,096	$3,498,067	$3,726,882

2.    Reconciliation of Accumulated Depreciation:

        The following table reconciles Accumulated Depreciation from January 1, 2007 to December 31, 2009:

	2009	2008	2007
Balance at January 1	$(453,256)	$(417,015)	$(348,160)
Additions	(82,082)	(76,967)	(76,556)
Dispositions	10,225	40,726	7,701

Balance at December 31	$(525,113)	$(453,256)	$(417,015)

iStar Financial Inc.

Schedule IV—Mortgage Loans on Real Estate

As of December 31, 2009

(Dollars in thousands)

Type of Loan/Borrower	Underlying Property Type	Contractual Interest Accrual Rates	Contractual Interest Payment Rates	Effective Maturity Dates	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)
Senior Mortgages:
Senior mortgages individually <3%	Apartment, Residential/Retail/Land/ Industrial, R&D/Mixed Use, Mixed Collateral/Office/Hotel/Entertainment, Leisure/Other	Fixed: 4.25% to 20% Variable: LIBOR + 2% to LIBOR + 8.75%	Fixed: 5% to 20% Variable: LIBOR + 2% to LIBOR + 8.75%	2010 to 2026			$7,447,826	$7,367,747

							7,447,826	7,367,747

Subordinate Mortgages:
Subordinate mortgages individually <3%	Apartment, Residential/Retail/Land/ Mixed Use, Mixed Collateral/Office/Hotel/Entertainment, Leisure/Other	Fixed: 7.32% to 15% Variable: LIBOR + 2.85% to LIBOR + 11.5%	Fixed: 7.32% to 10.5% Variable: LIBOR + 2.85% to LIBOR + 11.5%	2010 to 2018			492,230	491,330

							492,230	491,330

Total mortgages							$7,940,056	$7,859,077

Explanatory Notes:

(1)
The carrying value of impaired loans was $4.20 billion as of December 31, 2009 and includes all loans with interest more than 90 days delinquent. As of December 31, 2009, the Company assessed each of the impaired loans for specific impairment and determined that impaired loans with a carrying value of $3.38 billion required specific reserves totaling $1.24 billion and that the remaining impaired loans did not require any specific reserves.

(2)
The carrying value amounts approximated the federal income tax basis.

iStar Financial Inc.

Notes to Schedule IV

(Dollars in thousands)

1.    Reconciliation of Mortgage Loans on Real Estate:

        The following table reconciles Mortgage Loans on Real Estate from January 1, 2007 to December 31, 2009:

	2009	2008	2007
Balance at January 1	$9,850,838	$9,006,510	$4,614,124
Additions:
New mortgage loans	—	11,206	3,578,898
Additions under existing mortgage loans	1,212,299	3,097,205	2,829,902
Other(1)	107,922	122,330	169,315
Deductions:
Collections of principal	(1,329,083)	(1,847,603)	(1,878,385)
Charge-offs	(680,415)	(223,538)	(19,291)
Transfers to Corporate tenant lease assets, net, REHI, net and OREO	(1,300,058)	(314,271)	(286,485)
Amortization of premium	(2,426)	(1,001)	(1,568)

Balance at December 31	$7,859,077	$9,850,838	$9,006,510

Explanatory Note:

(1)
Amount includes amortization of discount, deferred interest capitalized and mark-to-market adjustments resulting from changes in foreign exchange rates.

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

        Based upon their evaluation as of December 31, 2009, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective.

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

        Based on management's assessment under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2009.

        The Company's internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 54.

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant

        Portions of the Company's definitive proxy statement for the 2010 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 11.    Executive Compensation

        Portions of the Company's definitive proxy statement for the 2010 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Portions of the Company's definitive proxy statement for the 2010 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 13.    Certain Relationships, Related Transactions and Director Independence

        Portions of the Company's definitive proxy statement for the 2010 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 14.    Principal Registered Public Accounting Firm Fees and Services

        Portions of the Company's definitive proxy statement for the 2010 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  and (c) Financial statements and schedules—see Index to Financial Statements and Schedules included in Item 8.

  (b)
  Exhibits—see index on following page.

INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1	Amended and Restated Charter of the Company (including the Articles Supplementary for the Series A, B, C and D Preferred Stock, all of which has been redeemed other than the Series D Preferred Stock).(2)
3.2	Bylaws of the Company.(3)
3.3	Articles Supplementary for High Performance Common Stock—Series 1.(5)
3.4	Articles Supplementary for High Performance Common Stock—Series 2.(5)
3.5	Articles Supplementary for High Performance Common Stock—Series 3.(5)
3.6	Articles Supplementary relating to Series E Preferred Stock.(6)
3.7	Articles Supplementary relating to Series F Preferred Stock.(7)
3.8	Articles Supplementary relating to Series G Preferred Stock.(8)
3.9	Articles Supplementary relating to Series I Preferred Stock.(11)
4.1	Form of 7 7/8% Series E Cumulative Redeemable Preferred Stock Certificate.(6)
4.2	Form of 7.8% Series F Cumulative Redeemable Preferred Stock Certificate.(7)
4.3	Form of 7.65% Series G Cumulative Redeemable Preferred Stock Certificate.(8)
4.4	Form of 7.50% Series I Cumulative Redeemable Preferred Stock Certificate.(11)
4.5	Form of stock certificate for the Company's Common Stock.(1)
4.6	Form of Global Note evidencing 8.0% Second-Priority Senior Secured Guaranteed Notes due 2011 issued on May 8, 2009.(38)
4.7	Form of Global Note evidencing 10.0% Second-Priority Senior Secured Guaranteed Notes due 2014 issued on May 8, 2009.(38)
4.8	Form of Global Note evidencing 5.500% Senior Notes due 2012 issued on March 9, 2007.(31)
4.9	Form of Global Note evidencing 5.850% Senior Notes due 2017 issued on March 9, 2007.(31)
4.10	Form of Global Note evidencing Senior Floating Rate Notes due 2010 issued on March 9, 2007.(31)
4.11	Form of Global Note evidencing 5.95% Senior Notes due 2013 issued on September 22, 2006.(25)
4.12	Form of Global Note evidencing 5.650% Senior Notes due 2011 issued on February 21, 2006.(24)
4.13	Form of Global Note evidencing 5.875% Senior Notes due 2016 issued on February 21, 2006.(24)
4.14	Form of Global Note evidencing 5.80% Senior Notes due 2011 issued on December 14, 2005.(21)
4.15	Form of Global Note evidencing 5.375% Senior Notes due 2010 issued on April 21, 2005.(20)
4.16	Form of Global Note evidencing 6.05% Senior Notes due 2015 issued on April 21, 2005.(20)

Exhibit Number	Document Description
4.17	Form of Global Note evidencing 5.15% Senior Notes due 2012 issued on March 1, 2005.(18)
4.18	Form of Global Note evidencing 5.125% Notes due 2011 issued on March 30, 2004.(16)
4.19
Form of Global Note evidencing 5.70% Notes due 2014 issued on March 9, 2004 and March 1, 2005 in connection with the Company's exchange offer for TriNet Corporate Realty Trust, Inc.'s 7.70% Notes due 2017.(16)
4.20	Form of Global Note evidencing 6.00% Senior Notes due 2010 issued on December 12, 2003.(9)
4.21	Form of Global Note evidencing 6.50% Senior Notes due 2013 issued on December 12, 2003.(9)
4.22	Form of Global Note evidencing 8.625% Senior Notes due 2013 issued on May 21, 2008.(35)
4.23	Third Supplemental Indenture, dated as of December 12, 2003, as amended.(23)
4.24	Fourth Supplemental Indenture, dated as of December 12, 2003, as amended.(23)
4.25	Fifth Supplemental Indenture, dated as of March 1, 2005, as amended.(23)
4.26	Seventh Supplemental Indenture, dated as of April 21, 2005, as amended.(23)
4.27	Eighth Supplemental Indenture, dated as of April 21, 2005, as amended.(23)
4.28	Ninth Supplemental Indenture, dated as of December 14, 2005, as amended.(23)
4.29	Tenth Supplemental Indenture, dated as of December 14, 2005, as amended.(23)
4.30	Eleventh Supplemental Indenture, dated as of February 21, 2006, as amended.(24)
4.31	Twelfth Supplemental Indenture, dated as of February 21, 2006, as amended.(24)
4.32	Fourteenth Supplemental Indenture (containing amendments to the 6.00% Notes due 2010), dated as of January 9, 2007, as amended.(28)
4.33	Fifteenth Supplemental Indenture (containing amendments to the 6.50% Notes due 2013), dated as of January 9, 2007, as amended.(28)
4.34	First Supplemental Indenture (containing amendments to the 5.125% Notes due 2011), dated as of January 9, 2007, as amended.(28)
4.35	First Supplemental Indenture (containing amendments to the 5.70% Notes due 2014), dated as of January 9, 2007, as amended.(28)
4.36	Sixteenth Supplemental Indenture, dated as of March 9, 2007, governing the 5.500% Senior Notes due 2012.(30)
4.37	Seventeenth Supplemental Indenture, dated as of March 9, 2007, governing the 5.850% Senior Notes due 2017.(30)
4.38	Eighteenth Supplemental Indenture, dated as of March 9, 2007, governing the Senior Floating Rate Notes due 2010.(30)
4.39	Nineteenth Supplemental Indenture, dated as of October 15, 2007, governing the Convertible Senior Floating Rate Notes due 2012.(33)
4.40	Twentieth Supplemental Indenture, dated as of May 21, 2008, governing the 8.625% Senior Notes due 2013.(35)

Exhibit Number	Document Description
4.41	Base Indenture, dated as of February 5, 2001, between iStar Financial Inc. and State Street Bank and Trust Company.(4)
4.42	Indenture dated March 9, 2004, governing the 5.70% Senior Notes due 2014.(13)
4.43	Indenture dated March 30, 2004, governing the 5.125% Senior Notes due 2011.(15)
4.44	Indenture dated September 18, 2006, governing the Senior Floating Rate Notes due 2009.(25)
4.45	Indenture dated September 22, 2006, governing the 5.95% Senior Notes due 2013.(25)
4.46
Indenture dated May 8, 2009, by and between the Company, each of the Guarantors (as defined therein) and U.S. Bank National Association, as trustee, governing the 8.0% Second-Priority Senior Secured Guaranteed Notes due 2011.(38)
4.47
Indenture dated May 8, 2009, by and between the Company, each of the Guarantors (as defined therein) and U.S. Bank National Association, as trustee, governing the 10.0% Second-Priority Senior Secured Guaranteed Notes due 2014.(38)
10.1	iStar Financial Inc. 2009 Long Term Incentive Compensation Plan.(26)
10.2	Amended and Restated Master Agreement between iStar DB Seller, LLC, Seller (as defined therein) and Deutsche Bank AG, Cayman Islands Branch, Buyer dated January 9, 2006.(22)
10.3	Performance Retention Grant Agreement dated February 11, 2004.(10)
10.4	Purchase Agreement, dated February 14, 2005, among iStar Financial Inc., Oak Hill Advisors, L.P. and the other parties named therein.(19)
10.5	Amended and Restated Employment Agreement, dated January 19, 2005, by and between Falcon Financial Investment Trust and Vernon B. Schwartz.(17)
10.6
Amended and Restated Revolving Credit Agreement among iStar Financial Inc. and JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent, dated June 28, 2006.(27)
10.7
2006 Amendment and Commitment Transfer Agreement, dated as of March 13, 2009, among iStar Financial Inc. and Bank of America N.A., as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and the bank lenders named therein.(39)
10.8
2007 Amendment and Commitment Transfer Agreement, dated as of March 13, 2009, among iStar Financial Inc. and Bank of America, N.A., as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and the bank lenders named therein.(39)
10.9	Non-Employee Directors' Deferral Plan.(12)
10.10	Form of Restricted Stock Unit Award Agreement.(29)
10.11	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting).(34)
10.12
$1,000,000,000 First Priority Credit Agreement, dated as of March 13, 2009, among iStar Financial Inc. and JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Citicorp North America, Inc., as syndication agents, J.P. Morgan Securities Inc., Banc of America Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners, and the bank lenders named therein.(39)

Exhibit Number	Document Description
10.13	$1,695,000,000 Second Priority Credit Agreement, dated as of March 13, 2009, among iStar Financial Inc. and JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Citicorp North America, Inc., as syndication agents, J.P. Morgan Securities Inc., Banc of America Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners, and the bank lenders named therein.(39)
10.14
$950,000,000 Second Priority Credit Agreement, dated as of March 13, 2009, among iStar Financial Inc. and JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A. and Citicorp North America, Inc., as syndication agents, J.P. Morgan Securities Inc., Banc of America Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners, and the bank lenders named therein.(39)
10.15
$1,200,000,000 Revolving Credit Agreement, dated as of June 26, 2007, among iStar Financial Inc. and JPMorgan Chase Bank, N.A. as administrative agent and Bank of America, N.A. as syndication agent.(32)
10.16
First Amendment, dated as of June 26, 2007, to the Credit Agreement, dated as of June 28, 2006, among iStar Financial Inc. and JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent.(32)
10.17
Collateral Trust and Intercreditor Agreement, dated March 13, 2009, by and among iStar Financial Inc., iStar Tara Holdings LLC, iStar Tara LLC, each of the other Grantors (as defined therein), JPMorgan Chase Bank, N.A. and The Bank of New York Mellon Trust Company, N.A.(36)
10.18
Registration Rights Agreement, dated May 8, 2009, by and among iStar Financial Inc., each of the Guarantors (as defined therein), Banc of America Securities LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc.(37)
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

(3)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000.

(4)
Incorporated by reference from the Company's Form S-3 filed on February 12, 2001.

(5)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

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

(14)
Incorporated by reference from the Company's Form S-4 filed on May 25, 2004.

(15)
Incorporated by reference from the Company's Form S-4 filed on June 9, 2004.

(16)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

(17)
Incorporated by reference from Falcon Financial Investment Trust's Form 8-K filed on January 24, 2005.

(18)
Incorporated by reference from the Company's Current Report on Form 8-K filed on March 1, 2005.

(19)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2005 filed on May 10, 2005.

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

(24)
Incorporated by reference from the Company's Current Report on Form 8-K filed on February 24, 2006.

(25)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006.

(26)
Incorporated by reference from the Company's Definitive Proxy Statement filed on April 27, 2009.

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

(34)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 9, 2008.

(35)
Incorporated by reference from the Company's Current Report on Form 8-K filed on May 27, 2008.

(36)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 10, 2009.

(37)
Incorporated by reference from the Company's Current Report on Form 8-K filed on May 8, 2009.

(38)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 8, 2009.

(39)
Incorporated by reference from the Company's Current Report on Form 8-K filed on March 19, 2009.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSTAR FINANCIAL INC. Registrant
Date: February 26, 2010	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (Principal executive officer)
Date: February 26, 2010	/s/ JAMES D. BURNS James D. Burns Chief Financial Officer (Principal financial and accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2010	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors Chief Executive Officer
Date: February 26, 2010	/s/ GLENN R. AUGUST Glenn R. August Director
Date: February 26, 2010	/s/ ROBERT W. HOLMAN, JR. Robert W. Holman, Jr. Director
Date: February 26, 2010	/s/ ROBIN JOSEPHS Robin Josephs Director
Date: February 26, 2010	/s/ JOHN G. MCDONALD John G. McDonald Director
Date: February 26, 2010	/s/ GEORGE R. PUSKAR George R. Puskar Director
Date: February 26, 2010	/s/ DALE A. REISS Dale A. Reiss Director
Date: February 26, 2010	/s/ JEFFREY A. WEBER Jeffrey A. Weber Director

QuickLinks

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
iStar Financial Inc. Notes to Consolidated Financial Statements (Continued)
iStar Financial Inc. Schedule II—Valuation and Qualifying Accounts and Reserves (In thousands)
iStar Financial, Inc. Schedule III—Real Estate and Accumulated Depreciation As of December 31, 2009 (Dollars in thousands)
iStar Financial, Inc. Notes to Schedule III (Dollars in thousands)
iStar Financial Inc. Schedule IV—Mortgage Loans on Real Estate As of December 31, 2009 (Dollars in thousands)
iStar Financial Inc. Notes to Schedule IV (Dollars in thousands)
  Item 9. Changes in and Disagreements with Registered Public Accounting Firm on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
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