Form 10-K/A
period 2009-12-31
ISTAR FINANCIAL INC
filed 2010-03-10
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

 EXPLANATORY NOTE

        iStar Financial Inc. filed its Annual Report on Form 10-K for the year ended December 31, 2009 on February 26, 2010. This Amendment is being filed to correct an inadvertent error in the fixed charge coverage ratios included in explanatory note 8 to the Selected Financial Data Table in Item 6 of the Form 10-K. The corrected ratios, which conform to those disclosed by iStar Financial Inc. in its earnings press release issued on February 17, 2010 and accompanying public conference call, are included in this Amendment. Except as otherwise expressly noted herein, this Amendment does not reflect events occurring after the filing of iStar Financial Inc.'s original Form 10-K on February 26, 2010. Accordingly, this Amendment should be read in conjunction with iStar Financial's original Form 10-K.

PART II

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

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data and ratios)
OPERATING DATA:
Interest income	$557,809	$947,661	$998,008	$575,598	$406,668
Operating lease income	305,007	308,742	306,513	285,555	262,625
Other income	30,468	97,851	99,938	70,824	80,133

Total revenue	893,284	1,354,254	1,404,459	931,977	749,426

Interest expense	481,116	666,706	629,260	429,613	312,806
Operating costs-corporate tenant lease assets	23,467	23,059	27,915	22,159	20,622
Depreciation and amortization	97,869	94,726	83,690	66,258	61,609
General and administrative	127,044	143,902	156,534	95,358	61,971
Provision for loan losses	1,255,357	1,029,322	185,000	14,000	2,250
Impairment of other assets	122,699	295,738	144,184	5,683	—
Impairment of goodwill	4,186	39,092	—	—	—
Other expense	104,795	37,234	8,927	874	2,014

Total costs and expenses	2,216,533	2,329,779	1,235,510	633,945	461,272

Income (loss) before earnings from equity method investments, minority interest and other items	(1,323,249)	(975,525)	168,949	298,032	288,154
Gain (loss) on early extinguishment of debt	547,349	393,131	225	—	(46,004)
Gain on sale of joint venture interest	—	280,219	—	—	—
Earnings from equity method investments	5,298	6,535	29,626	12,391	3,016

Income (loss) from continuing operations	(770,602)	(295,640)	198,800	310,423	245,166
Income (loss) from discontinued operations	(11,671)	22,415	29,970	41,384	37,373
Gain from discontinued operations	12,426	91,458	7,832	24,227	6,354

Net income (loss)	(769,847)	(181,767)	236,602	376,034	288,893
Net (income) loss attributable to noncontrolling interests	1,071	991	816	(1,207)	(980)
Gains attributable to noncontrolling interests	—	(22,249)	—	—	—

Net income (loss) attributable to iStar Financial Inc.	(768,776)	(203,025)	237,418	374,827	287,913
Preferred dividend requirements	(42,320)	(42,320)	(42,320)	(42,320)	(42,320)

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders(1)	$(811,096)	$(245,345)	$195,098	$332,507	$245,593

Per common share data(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(7.89)	$(2.68)	$1.19	$2.25	$1.75
Diluted(3)	$(7.89)	$(2.68)	$1.18	$2.23	$1.74
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(7.88)	$(1.85)	$1.48	$2.81	$2.13
Diluted(3)	$(7.88)	$(1.85)	$1.47	$2.78	$2.11
Per HPU share data(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(1,503.13)	$(505.47)	$224.40	$425.60	$331.00
Diluted(3)	$(1,503.13)	$(505.47)	$223.27	$422.07	$327.73
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(1,501.73)	$(349.87)	$279.53	$530.94	$402.73
Diluted(3)	$(1,501.73)	$(349.87)	$278.07	$526.47	$398.73
Dividends declared per common share(4)	—	$1.74	$3.60	$3.08	$2.93

	For the Years Ended December 31,
	2009		2008	2007	2006	2005
	(In thousands, except per share data and ratios)
SUPPLEMENTAL DATA:
Adjusted diluted earnings (loss) attributable to iStar Financial, Inc. and allocable to common shareholders and HPU holders(5)(6)	$(708,595)		$(359,295)	$355,707	$429,922	$391,884
EBITDA(6)(7)	$(168,362)		$612,325	$1,013,087	$904,537	$687,571
Ratio of earnings to fixed charges(8)	(0.5	)x	0.6x	1.3x	1.7x	1.8x
Ratio of earnings to fixed charges and preferred stock dividends	(0.5	)x	0.6x	1.3x	1.6x	1.6x
Weighted average common shares outstanding—basic	100,071		131,153	126,801	115,023	112,513
Weighted average common shares outstanding—diluted	100,071		131,153	127,542	116,057	113,668
Weighted average HPU shares outstanding—basic and diluted	15		15	15	15	15
Cash flows from:
Operating activities	$76,276		$418,529	$561,337	$431,224	$515,919
Investing activities	726,221		(27,943)	(4,745,080)	(2,529,260)	(1,406,121)
Financing activities	(1,074,402)		1,444	4,182,299	2,088,617	917,150
BALANCE SHEET DATA:
Loans and other lending investments, net	$7,661,562		$10,586,644	$10,949,354	$6,799,850	$4,661,915
Corporate tenant lease assets, net	2,885,896		3,044,811	3,309,866	3,084,794	3,115,361
Total assets	12,810,575		15,296,748	15,848,298	11,059,995	8,532,296
Debt obligations, net	10,894,903		12,486,404	12,363,044	7,833,437	5,859,592
Redeemable noncontrolling interests	7,444		9,190	17,773	9,229	9,228
Total equity	1,656,118		2,446,662	2,972,170	3,016,372	2,470,954

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
(8)
This ratio of earnings to fixed charges is calculated in accordance with GAAP. The Company's bank credit facilities and senior notes both have fixed charge coverage covenants, however, each is calculated differently in accordance with the terms of the respective agreements. In addition, the fixed charge covenant in the bank credit facilities is a maintenance covenant while the covenant in the senior notes is an incurrence covenant. The fixed charge coverage ratios for the bank credit facilities and senior notes were 2.4x and 2.3x, respectively as of December 31, 2009.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

        The following exhibits are filed as part of this Amendment No.1:

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

iSTAR FINANCIAL INC. Registrant
Date: March 10, 2010	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (Principal executive officer)
Date: March 10, 2010	/s/ JAMES D. BURNS James D. Burns Chief Financial Officer (Principal financial and accounting officer)