Form 10-Q
period 2010-03-31
ISTAR FINANCIAL INC
filed 2010-05-07
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

        As of April 30, 2010, there were 93,381,912 shares of common stock, $0.001 par value per share of iStar Financial Inc., ("Common Stock") outstanding.

iStar Financial Inc.

PART 1. CONSOLIDATED FINANCIAL INFORMATION

Item I.    Financial Statements

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	As of March 31, 2010	As of December 31, 2009
ASSETS
Loans and other lending investments, net	$6,731,546	$7,661,562
Corporate tenant lease assets, net	1,823,854	2,885,896
Other investments	411,003	433,130
Real estate held for investment, net	538,786	422,664
Other real estate owned	829,851	839,141
Assets held for sale	1,158,595	17,282
Cash and cash equivalents	640,858	224,632
Restricted cash	20,518	39,654
Accrued interest and operating lease income receivable, net	51,571	54,780
Deferred operating lease income receivable	60,808	122,628
Deferred expenses and other assets, net	88,165	109,206

Total assets	$12,355,555	$12,810,575

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$254,747	$252,110
Debt obligations, net	10,469,573	10,894,903

Total liabilities	10,724,320	11,147,013

Commitments and contingencies	—	—
Redeemable noncontrolling interests	7,442	7,444
Equity:
iStar Financial Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (see Note 11)	22	22
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 138,123 issued and 93,382 outstanding at March 31, 2010 and 137,868 issued and 94,216 outstanding at December 31, 2009	138	138
Additional paid-in capital	3,795,797	3,791,972
Retained earnings (deficit)	(2,077,552)	(2,051,376)
Accumulated other comprehensive income (see Note 14)	1,130	6,145
Treasury stock, at cost, $0.001 par value, 44,741 shares at March 31, 2010 and 43,652 shares at December 31, 2009	(154,932)	(151,016)

Total iStar Financial Inc. shareholders' equity	1,574,403	1,605,685
Noncontrolling interests	49,390	50,433

Total equity	1,623,793	1,656,118

Total liabilities and equity	$12,355,555	$12,810,575

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2010	2009
Revenue:
Interest income	$116,616	$177,227
Operating lease income	43,735	45,943
Other income	13,198	2,506

Total revenue	173,549	225,676

Costs and expenses:
Interest expense	87,216	114,630
Operating costs—corporate tenant lease assets	4,070	4,490
Depreciation and amortization	15,826	14,392
General and administrative	27,216	35,590
Provision for loan losses	89,469	258,096
Impairment of other assets	5,921	25,331
Other expense	17,683	10,357

Total costs and expenses	247,401	462,886

Income (loss) before earnings (loss) from equity method investments and gain on early extinguishment of debt	(73,852)	(237,210)
Gain on early extinguishment of debt	38,728	154,377
Earnings (loss) from equity method investments	11,430	(20,500)

Income (loss) from continuing operations	(23,694)	(103,333)
Income from discontinued operations	7,552	4,644
Gain from discontinued operations	—	11,617

Net income (loss)	(16,142)	(87,072)
Net loss attributable to noncontrolling interests	546	1,243

Net income (loss) attributable to iStar Financial Inc.	(15,596)	(85,829)
Preferred dividends	(10,580)	(10,580)

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders(1)(2)(3)	$(26,176)	$(96,409)

Per common share data(3):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic and diluted	$(0.35)	$(1.04)
Net income (loss) attributable to iStar Financial Inc.:
Basic and diluted	$(0.27)	$(0.89)
Weighted average number of common shares—basic and diluted	93,923	105,606
Per HPU share data(1)(3):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic and diluted	$(66.00)	$(196.60)
Net income (loss) attributable to iStar Financial Inc.:
Basic and diluted	$(51.20)	$(168.20)
Weighted average number of HPU shares—basic and diluted	15	15

Explanatory Notes:

(1)
HPU holders are current and former Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(2)
Participating Security holders are Company employees and directors who hold unvested restricted stock units and common stock equivalents granted under the Company's Long Term Incentive Plans.

(3)
See Note 13 for amounts attributable to iStar Financial Inc. for income (loss) from continuing operations and further details on the calculation of earnings per share.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statement of Changes in Equity
For the Three Months Ended March 31, 2010
(In thousands)
(unaudited)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock at cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$22	$9,800	$138	$3,791,972	$(2,051,376)	$6,145	$(151,016)	$50,433	$1,656,118
Dividends declared—preferred	—	—	—	—	(10,580)	—	—	—	(10,580)
Repurchase of stock	—	—	—	—	—	—	(3,916)	—	(3,916)
Restricted stock unit amortization, net	—	—	—	3,825	—	—	—	—	3,825
Net loss for the period(2)	—	—	—	—	(15,596)	—	—	(545)	(16,141)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	10	10
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(508)	(508)
Change in accumulated other comprehensive income	—	—	—	—	—	(5,015)	—	—	(5,015)

Balance at March 31, 2010	$22	$9,800	$138	$3,795,797	$(2,077,552)	$1,130	$(154,932)	$49,390	$1,623,793

Explanatory Notes:

(1)
See Note 11 for details on the Company's Cumulative Redeemable Preferred Stock.

(2)
For the three months ended March 31, 2010, net loss for the period included $1 of net loss attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(16,142)	$(87,072)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for loan losses	89,469	258,096
Non-cash expense for stock-based compensation	4,730	5,551
Impairment of other assets	5,921	25,331
Depreciation and amortization	21,987	23,759
Amortization of discounts/premiums and deferred financing costs on debt	(7,803)	4,237
Amortization of discounts/premiums, deferred interest and costs on lending investments	(32,000)	(44,374)
Discounts, loan fees and deferred interest received	2,826	3,260
(Earnings)/losses from equity method investments	(11,430)	20,500
Distributions from operations of equity method investments	13,523	10,546
Deferred operating lease income receivable	(3,389)	(4,261)
Gain from discontinued operations	—	(11,617)
Gain on early extinguishment of debt	(38,728)	(154,377)
Other non-cash adjustments	(1,733)	5,765
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	1,365	18,827
Changes in deferred expenses and other assets, net	1,547	7,391
Changes in accounts payable, accrued expenses and other liabilities	(2,382)	(25,565)

Cash flows from operating activities	27,761	55,997

Cash flows from investing activities:
Add-on fundings under existing loan commitments	(130,263)	(375,860)
Repayments of and principal collections on loans	376,538	160,950
Net proceeds from sales of loans	118,793	212,129
Net proceeds from sales of CTL assets	17,225	32,350
Net proceeds from sales of other real estate owned	165,806	73,324
Net proceeds from repayments and sales of securities	212,610	8,492
Contributions to unconsolidated entities	(3,792)	(10,149)
Distributions from unconsolidated entities	1,709	2,979
Capital improvements for build-to-suit facilities	—	(6,887)
Capital expenditures on corporate tenant lease assets	(5,209)	(1,096)
Capital expenditures on real estate held for investment	(1,977)	—
Other investing activities, net	(528)	(3,271)

Cash flows from investing activities	750,912	92,961

Cash flows from financing activities:
Borrowings under revolving credit facilities	51	92,509
Repayments under revolving credit facilities	—	(113,030)
Borrowings under secured term loans	—	500,000
Repayments under secured term loans	(16,077)	(109,338)
Repayments under unsecured notes	(134,970)	(383,399)
Repurchases of secured and unsecured notes	(198,651)	(132,317)
Net distributions to noncontrolling interests	(447)	(574)
Changes in restricted cash held in connection with debt obligations	2,143	100,603
Payments for deferred financing costs	—	(39,355)
Preferred dividends paid	(10,580)	(10,580)
Purchase of treasury stock	(3,916)	(8,725)

Cash flows from financing activities	(362,447)	(104,206)

Changes in cash and cash equivalents	416,226	44,752
Cash and cash equivalents at beginning of period	224,632	496,537

Cash and cash equivalents at end of period	$640,858	$541,289

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

        Organization—The Company began its business in 1993 through private investment funds and became publicly traded in 1998. Since that time, the Company has grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions, including the acquisition of TriNet Corporate Realty Trust, Inc. in 1999, the acquisitions of Falcon Financial Investment Trust and of a significant non-controlling interest in Oak Hill Advisors, L.P. and affiliates in 2005, and the acquisition of the commercial real estate lending business and loan portfolio which the Company refers to as "Fremont CRE," of Fremont Investment and Loan, or "Fremont," a division of Fremont General Corporation, in 2007.

Note 2—Basis of Presentation and Principles of Consolidation

        Basis of Presentation—The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. These unaudited Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

        Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related Notes to conform to the 2010 presentation.

        Principles of Consolidation—The Consolidated Financial Statements include the financial statements of the Company, its wholly owned subsidiaries, controlled partnerships and variable interest entities ("VIEs") for which the Company is the primary beneficiary (see Note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies

        As of March 31, 2010, the Company's significant accounting policies, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, have not changed, except for the following:

        Consolidation—Variable interest entities—The Company adopted Accounting Standards Update ("ASU") 2009-17 on January 1, 2010. In accordance with the standard, the Company evaluated its investments and other contractual arrangements to determine if they constitute variable interests in a VIE. A VIE is an entity where a controlling financial interest is achieved though means other than voting rights. A VIE is consolidated by the primary beneficiary, which is the party that has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This overall consolidation assessment includes a review of, among other factors, which interests create or absorb variability, contractual terms, the key decision making powers, their impact on the VIE's economic performance, and related party relationships. Where qualitative assessment is not conclusive, the Company performs a quantitative analysis. The Company reassesses its evaluation of the primary beneficiary of a VIE on an ongoing basis and assesses its evaluation of an entity as a VIE upon certain reconsideration events.

        The Company has investments in certain funds that meet the deferral criteria in ASU 2010-10 and will continue to assess consolidation of these entities under the overall guidance on the consolidation of VIEs in Accounting Standards Codification ("ASC") 810-10. The consolidation evaluation is similar to the process noted above, except that the primary beneficiary is the party that will receive a majority of the VIE's anticipated losses, a majority of the VIE's expected residual returns, or both. In addition, for entities that meet the deferral criteria, the Company reassesses its initial evaluation of the primary beneficiary and whether an entity is a VIE upon the occurrence of certain reconsideration events.

        Consolidated VIEs—The Company did not consolidate any new entities resulting from the adoption of ASU 2009-17. The Company continues to consolidate OHA Strategic Credit Fund Parallel I, L.P. ("OHA SCF"), which was created to invest in distressed and undervalued loans, bonds, equities and other investments. As of March 31, 2010, OHA SCF had $39.8 million of total assets, no debt and $0.1 million of noncontrolling interest. The investments held by this entity are presented in "Other investments" on the Company's Consolidated Balance Sheets. As of March 31, 2010, the Company had a total unfunded commitment of $26.8 million to this entity.

        The Company also continues to consolidate Madison Deutsche Andau Holdings, LP ("Madison DA") which was created to invest in mortgage loans secured by real estate in Europe. As of March 31, 2010, Madison DA had $59.2 million of total assets, no debt and $8.9 million of noncontrolling interest. The investments held by this entity are presented in "Loans and other lending investments, net" on the Company's Consolidated Balance Sheets.

        Unconsolidated VIEs—On January 1, 2010, the Company deconsolidated Moor Park Real Estate Partners II, L.P. Incorporated ("Moor Park") as a result of the adoption of ASU 2009-17. Moor Park is a third-party managed fund that was created to make investments in European real estate as a 33% investor along-side a sister fund. The Company determined it did not have the power to direct matters that most significantly impact the activities of the VIE due to its interest as a limited partner. There was no cumulative effect adjustment resulting from the deconsolidation and the investment continues to be classified in "Other investments" on the Company's Consolidated Balance Sheets. As of March 31, 2010,

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

the Company's carrying value in Moor Park was $12.0 million. The Company's maximum exposure to loss from this investment would not exceed the carrying value of its investment.

        In addition, the Company determined 26 of its other investments were VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's Consolidated Financial Statements. As of March 31, 2010, the Company's maximum exposure to loss from these investments would not exceed the sum of the $142.0 million carrying value of the investments and $42.4 million of related unfunded commitments.

New accounting standards

        In February 2010, the Financial Accounting Standards Board ("FASB") issued ASU 2010-10, "Consolidation (Topic 810): Amendments for Certain Investments Funds" ("ASU 2010-10"), which amended certain provisions of ASC 810-10. ASU 2010-10 defers the effective date of ASU 2009-17 for reporting enterprises' interest in certain entities and for certain money market mutual funds. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in ASC 810-10 (before the Statement of Financial Accounting Standards ("SFAS") No. 167 amendments) or other applicable consolidation guidance. In addition, ASU 2010-10 amended certain provisions to change how a decision maker or service provider determines whether its contract represents a variable interest. The Company adopted ASU 2010-10 on January 1, 2010, as required, and as a result, deferred the effective date of ASC 810-10 for certain entities that met the criteria.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("ASU 2009-17"), which eliminates the exemption for qualifying special purpose entities, creates a new approach for determining who should consolidate a VIE and requires an ongoing reassessment to determine if a Company should consolidate a VIE. The standard is effective for interim and annual periods beginning after November 15, 2009. The Company adopted ASU 2009-17 on January 1, 2010, as required. See above and Note 7 for further details on the adoption of this guidance.

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140" ("ASU 2009-16"), which eliminates the qualifying special-purpose entity concept, creates a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and changes the de-recognition criteria for a transfer to be accounted for as a sale, changes the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor and requires new disclosures. The Company adopted ASU 2009-16 on January 1, 2010, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net

        The following is a summary of the Company's loans and other lending investments ($ in thousands):

	As of March 31, 2010					As of December 31, 2009
Type of Investment(1)	Loan Count	Performing Loans	Loan Count	Non- performing Loans(2)	Total	Loan Count	Performing Loans	Loan Count	Non- performing Loans(2)	Total
Senior Mortgages	105	$3,514,608	63	$3,343,183	$6,857,791	108	$3,791,633	73	$4,049,300	$7,840,933
Subordinate Mortgages	16	370,441	5	108,052	478,493	17	401,532	4	89,881	491,413
Corporate/Partnership Loans	19	889,146	4	46,915	936,061	19	887,555	6	70,074	957,629

Managed Loan Value(3)	140	4,774,195	72	3,498,150	8,272,345	144	5,080,720	83	4,209,255	9,289,975
Participated portion of loans(3)		(107,199)		(144,308)	(251,507)		(174,936)		(298,333)	(473,269)

Total Loans		$4,666,996		$3,353,842	8,020,838		$4,905,784		$3,910,922	8,816,706
Reserves for loan losses					(1,306,250)					(1,417,949)

Total Loans, net					6,714,588					7,398,757
Other lending investments—securities					16,958					262,805

Total Loans and other lending investments, net					$6,731,546					$7,661,562

Explanatory Notes:

(1)
Loans and other lending investments are presented net of unearned income, unamortized discounts and premiums and net unamortized deferred fees and costs. In total, these amounts represented a net discount of $98.5 million and $97.0 million as of March 31, 2010 and December 31, 2009, respectively.

(2)
Non-performing loans have been determined to be impaired in accordance with the Company's policy and are on non-accrual status. As of March 31, 2010 and December 31, 2009, the Company had non-accrual loans with a total carrying value of $3.55 billion and $4.13 billion, respectively, which included non-performing loans and certain loans that were restructured in troubled debt restructurings.

(3)
Managed Loan Value represents the Company's carrying value of a loan and the outstanding participation interest on loans in the Fremont CRE portfolio. The structure of the participation puts the Company in the first loss position on these participated loans and Managed Loan Value is the most relevant measure of the Company's exposure to risk of loss on loans in the Fremont CRE portfolio.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

        Changes in the Company's reserve for loan losses were as follows (in thousands):

Reserve for loan losses, December 31, 2008	$976,788
Provision for loan losses	1,255,357
Charge-offs	(814,196)

Reserve for loan losses, December 31, 2009(1)	1,417,949
Provision for loan losses	89,469
Charge-offs	(201,168)

Reserve for loan losses, March 31, 2010(1)	$1,306,250

Explanatory Note:

(1)
Total reserve for loan losses at March 31, 2010 and December 31, 2009, included asset specific reserves of $1.12 billion and $1.24 billion, respectively, and general reserves of $190.5 million and $174.9 million, respectively.

        During the three months ended March 31, 2010, the Company funded $130.3 million under existing loan commitments and received gross principal repayments of $585.0 million, a portion of which was allocable to the Fremont Participation (as defined below). During the same period, the Company sold loans with a total carrying value of $168.2 million, for which it recognized charge-offs of $49.4 million. In addition, during the three months ended March 31, 2010, the Company received title to properties in full or partial satisfaction of non-performing mortgage loans with a carrying value of $397.9 million for which the properties had served as collateral, and recorded charge-offs totaling $122.1 million, related to these loans. These properties were recorded as Other real estate owned ("OREO") and Real estate held for investment ("REHI") on the Company's Consolidated Balance Sheets (see Note 5).

        The carrying value of impaired loans was $3.61 billion and $4.20 billion as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, the Company assessed each of the impaired loans for specific impairment and determined that non-performing loans with a carrying value of $2.74 billion required specific reserves totaling $1.12 billion and that the remaining impaired loans did not require any specific reserves. The average carrying value of total impaired loans was approximately $3.90 billion and $3.49 billion during the three months ended March 31, 2010 and 2009, respectively. The Company recorded interest income on cash payments from impaired loans of $19.6 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively.

        Fremont Participation—On July 2, 2007, the Company sold a $4.20 billion participation interest ("Fremont Participation") in the $6.27 billion Fremont CRE portfolio. Under the terms of the participation, the Company pays 70% of all principal collected from the Fremont CRE portfolio, including principal collected from amounts funded on the loans subsequent to the acquisition of the portfolio and proceeds received from asset sales, until the participation is fully repaid. The Fremont Participation receives floating interest at LIBOR + 1.50%.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

        Changes in the outstanding Fremont Participation balance were as follows (in thousands):

Loan participation, December 31, 2009	$473,269
Principal repayments(1)	(221,762)

Loan participation, March 31, 2010	$251,507

Explanatory Note:

(1)
Includes $80.2 million of principal repayments received by the Company as of March 31, 2010 that had not yet been remitted to the Fremont Participation holder and are reflected as a payable in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets.

        Loans acquired with deteriorated credit quality—The Company holds certain loans initially acquired at a discount, for which it was probable, at acquisition, that all contractually required payments would not be received. As of March 31, 2010 and December 31, 2009, these loans had cumulative principal balances of $174.6 million and $168.6 million, respectively, and cumulative carrying values of $154.5 million and $148.3 million, respectively. The Company does not have a reasonable expectation about the timing and amount of cash flows expected to be collected on these loans and is recognizing income when cash is received or applying cash to reduce the carrying value of the loans. The majority of these loans were acquired in the acquisition of Fremont CRE.

        Securities—During the three months ended March 31, 2010, the Company received a prepayment of $205.0 million for its held-to-maturity debt securities and sold its remaining available-for-sale debt securities and recognized $9.0 million in "Other income" on the Company's Consolidated Statements of Operations related to these transactions.

        During the three months ended March 31, 2009, the Company determined that unrealized credit related losses on certain held-to-maturity and available-for-sale debt securities were other-than-temporary and recorded impairment charges totaling $9.5 million in "Impairment of other assets" on the Company's Consolidated Statements of Operations.

        Encumbered loans—As of March 31, 2010 and December 31, 2009, loans and other lending investments with a carrying value of $3.91 billion and $4.39 billion, respectively, were pledged as collateral under the Company's secured indebtedness.

Note 5—Real estate held for investment, net and Other real estate owned

        During the three months ended March 31, 2010, the Company received title to properties in full or partial satisfaction of non-performing mortgage loans with an aggregate estimated fair value of $275.8 million, for which those properties had served as collateral. Of that amount, properties with a value of $115.2 million were classified as REHI and $160.6 million as OREO, based on management's strategy to either hold the properties over a longer period or to market them for sale.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 5—Real estate held for investment, net and Other real estate owned (Continued)

        Real estate held for investment, net—REHI consisted of the following (in thousands):

	As of March 31, 2010	As of December 31, 2009
Land held for investment and development	$376,308	$290,283
Other operating properties	166,433	135,281
Less: accumulated depreciation and amortization	(3,955)	(2,900)

Real estate held for investment, net	$538,786	$422,664

        For the three months ended March 31, 2010, the Company recorded REHI operating income of $4.1 million in "Other income" and REHI operating expenses of $6.2 million in "Other expense," on the Company's Consolidated Statements of Operations.

        Other real estate owned—During the three months ended March 31, 2010, the Company sold OREO assets with a carrying value of $164.0 million. For the three months ended March 31, 2010 and 2009, the Company recorded impairment charges to OREO properties totaling $4.9 million and $6.6 million, respectively, and recorded expenses related to holding costs for OREO properties of $6.6 million and $6.4 million, respectively.

        Encumbered OREO and REHI assets—As of March 31, 2010 and December 31, 2009, OREO assets with a carrying value of $351.6 million and $232.7 million, respectively, and REHI assets with a carrying value of $26.7 million and $27.1 million, respectively were pledged as collateral under the Company's secured indebtedness.

Note 6—Corporate Tenant Lease Assets, net and Assets Held for Sale

        The Company's investments in CTL assets, at cost, were as follows (in thousands):

	As of March 31, 2010	As of December 31, 2009
Facilities and improvements	$1,647,163	$2,761,083
Land and land improvements	460,638	639,581
Less: accumulated depreciation	(283,947)	(514,768)

Corporate tenant lease assets, net	$1,823,854	$2,885,896

Assets held for sale	$1,158,595	$17,282

        As of March 31, 2010, the Company had classified 35 CTL assets and other related assets as held for sale. Of these, 34 assets collateralize non-recourse term debt with an aggregate principal balance of $947.9 million maturing in April 2011 and one asset collateralizes non-recourse term debt with an aggregate principal balance of $15.3 million maturing in August 2011. For the periods ended March 31, 2010 and 2009, the results of operations from these assets were reclassified to "Income from discontinued operations" on the Company's Consolidated Statements of Operations, including revenues of $31.7 million and $33.2 million, respectively. See Note 17 for additional details.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 6—Corporate Tenant Lease Assets, net and Assets Held for Sale (Continued)

        During the three months ended March 31, 2010 and 2009, the Company disposed of CTL assets with carrying values of $17.2 million and $20.8 million, respectively, which resulted in no gain for the three months ended March 31, 2010 and a gain of $11.6 million for the three months ended March 31, 2009.

        The Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended March 31, 2010 and 2009 were $8.7 million and $8.5 million, respectively. Of these amounts, $4.7 million and $4.2 million, respectively, were included as a reduction of "Operating costs—corporate tenant lease assets," and the remainder was included in "Income from discontinued operations" on the Company's Consolidated Statements of Operations.

        Allowance for doubtful accounts—As of March 31, 2010 and December 31, 2009, the total allowance for doubtful accounts was $2.8 million and $2.8 million, respectively.

        Encumbered CTL assets and assets held for sale—As of March 31, 2010 and December 31, 2009, CTL assets, including assets held for sale, with a carrying value of $2.66 billion and $2.59 billion, respectively, were encumbered with mortgages or pledged as collateral under the Company's secured indebtedness.

Note 7—Other Investments

        Other investments consist of the following items (in thousands):

	As of March 31, 2010	As of December 31, 2009
Equity method investments	$373,749	$339,002
CTL in-place lease intangibles, net(1)	29,583	48,751
Cost method investments	7,322	6,923
Marketable securities	349	38,454

Other investments	$411,003	$433,130

Explanatory Note:

(1)
Accumulated amortization on these assets was $21.5 million and $33.1 million as of March 31, 2010 and December 31, 2009, respectively. Amortization expense related to these assets was $2.0 million and $2.1 million for the three months ended March 31, 2010 and 2009, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Other Investments (Continued)

Equity method investments

        The Company's equity method investments and its proportionate share of their results were as follows (in thousands):

			Equity in earnings
	Carrying value		For three months ended March 31,
	As of March 31, 2010	As of December 31, 2009
			2010	2009
Oak Hill	$171,786	$180,372	$4,076	$2,258
Madison Funds	76,774	75,096	1,678	(8,521)
Other	125,189	83,534	5,676	(14,237)

Total	$373,749	$339,002	$11,430	$(20,500)

        Other equity method investments—During the three months ended March 31, 2009, the Company recorded a non-cash out-of-period charge of $9.4 million to recognize additional losses from an equity method investment as a result of additional depreciation expense that should have been recorded at the equity method entity. This adjustment was recorded as a reduction to "Other investments" on the Company's Consolidated Balance Sheets and a decrease to "Earnings (losses) from equity method investments," on the Company's Consolidated Statements of Operations. The Company concluded that the amount of losses that should have been recorded in periods beginning in July 2007 were not material to any of its previously issued financial statements. The Company also concluded that the cumulative out-of-period charge was not material to the fiscal year in which it has been recorded. As such, the charge was recorded in the Company's Consolidated Statements of Operations for the three months ended March 31, 2009, rather than restating prior periods.

Note 8—Other Assets and Other Liabilities

        Deferred expenses and other assets, net, consist of the following items (in thousands):

	As of March 31, 2010	As of December 31, 2009
Deferred financing fees, net(1)	$37,030	$41,959
Other receivables	15,235	15,235
Corporate furniture, fixtures and equipment, net(2)	13,880	14,550
Leasing costs, net(3)	5,677	14,830
Other assets	16,343	22,632

Deferred expenses and other assets, net	$88,165	$109,206

Explanatory Notes:

(1)
Accumulated amortization on deferred financing fees was $35.2 million and $30.3 million as of March 31, 2010 and December 31, 2009, respectively.

(2)
Accumulated depreciation on corporate furniture, fixture and equipment was $6.3 million and $5.6 million as of March 31, 2010 and December 31, 2009, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Other Assets and Other Liabilities (Continued)

(3)
Accumulated amortization on leasing costs was $4.3 million and $11.2 million as of March 31, 2010 and December 31, 2009, respectively.

        Accounts payable, accrued expenses and other liabilities consist of the following items (in thousands):

	As of March 31, 2010	As of December 31, 2009
Fremont Participation payable (see Note 4)	$80,758	$67,711
Accrued interest payable	72,761	49,697
Security deposits from customers	22,915	24,763
Unearned operating lease income	17,088	17,153
Accrued expenses	16,929	37,388
Deferred tax liabilities	9,566	9,336
Property taxes payable	3,984	5,211
Other liabilities	30,746	40,851

Accounts payable, accrued expenses and other liabilities	$254,747	$252,110

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net

        As of March 31, 2010 and December 31, 2009, the Company's debt obligations were as follows (in thousands):

	Carrying Value as of
	March 31, 2010	December 31, 2009	Stated Interest Rates	Scheduled Maturity Date
Secured revolving credit facilities:
Line of credit(1)	$618,208	$625,247	LIBOR + 1.50%	June 2011
Line of credit(1)	334,180	334,180	LIBOR + 1.50%	June 2012
Unsecured revolving credit facilities:
Line of credit	500,638	504,305	LIBOR + 0.85%	June 2011
Line of credit	243,291	244,295	LIBOR + 0.85%	June 2012

Total revolving credit facilities	1,696,317	1,708,027
Secured term loans:
Collateralized by CTLs(2)	947,862	947,862	Greater of 6.25% or LIBOR + 3.40%	April 2011
Collateralized by loans, CTLs, REHI and OREO(1)	1,055,000	1,055,000	LIBOR + 1.50%	June 2011
Collateralized by loans, CTLs, REHI and OREO(1)	608,574	621,221	LIBOR + 1.50%	June 2012
Collateralized by loans, CTLs, REHI and OREO(3)	1,000,000	1,000,000	LIBOR + 2.50%	June 2012
Collateralized by CTLs	113,920	114,279	11.438%	December 2020
Collateralized by CTLs and OREO(2)	245,262	260,980	LIBOR + 1.65% 6.4%—8.4%	Various through 2029

Total secured term loans	3,970,618	3,999,342
Secured notes:
8.0% senior notes(4)(5)	147,253	155,253	8.0%	March 2011
10.0% senior notes(4)(5)	447,329	479,548	10.0%	June 2014

Total secured notes	594,582	634,801
Unsecured notes:
LIBOR + 0.35% senior notes	—	158,699	—	March 2010
5.375% senior notes	129,418	143,509	5.375%	April 2010
6.0% senior notes	180,631	251,086	6.0%	December 2010
5.80% senior notes	184,390	192,890	5.80%	March 2011
5.125% senior notes	170,168	175,168	5.125%	April 2011
5.65% senior notes	284,787	286,787	5.65%	September 2011
5.15% senior notes	393,496	406,996	5.15%	March 2012
5.50% senior notes	133,970	146,470	5.50%	June 2012
LIBOR + 0.50% senior convertible notes(6)	787,750	787,750	LIBOR + 0.50%	October 2012
8.625% senior notes	501,701	508,701	8.625%	June 2013
5.95% senior notes	448,453	459,453	5.95%	October 2013
6.5% senior notes	67,055	75,635	6.5%	December 2013
5.70% senior notes	200,601	206,601	5.70%	March 2014
6.05% senior notes	105,765	105,765	6.05%	April 2015
5.875% senior notes	261,403	261,403	5.875%	March 2016
5.85% senior notes	99,722	99,722	5.85%	March 2017

Total unsecured notes	3,949,310	4,266,635
Other debt obligations	100,000	100,000	LIBOR + 1.5%	October 2035

Total debt obligations	10,310,827	10,708,805
Debt premiums/(discounts), net(5)(6)	158,746	186,098

Total debt obligations, net	$10,469,573	$10,894,903

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net (Continued)

Explanatory Notes:

(1)
Represents outstanding borrowings under the Company's Second Priority Credit Agreements. Under these agreements, the participating lenders have a second priority lien on the same collateral pool securing the First Priority Credit Agreement (see below). As of March 31, 2010, there was approximately $15.8 million that was immediately available to draw under the Second Priority Credit Agreements. These revolving and term loan commitments have an annual commitment fee of 0.20%.

(2)
As of March 31, 2010, the Company had classified as held for sale 34 assets which collateralize non-recourse term debt with an aggregate principal balance of $947.9 million maturing in April 2011 and one asset which collateralizes non-recourse term debt with an aggregate principal balance of $15.3 million maturing in August 2011.

(3)
Represents outstanding secured term loans under the Company's First Priority Credit Agreement. Borrowings under this agreement are collateralized by a first-priority lien on a pool of collateral consisting of loans, debt securities, corporate tenant lease assets and other assets pledged under the First and Second Priority Credit Agreements and the Second Priority Secured Exchange Notes (see below).

(4)
Represents the Company's Second Priority Secured Exchange Notes which are collateralized by a second priority lien on the same pool of collateral pledged under the First and Second Priority Credit Agreements.

(5)
As of March 31, 2010, debt premiums/(discounts), net includes unamortized debt premiums of $194.2 million associated with the Second Priority Secured Exchange Notes which resulted from the unsecured/secured note exchange transactions completed in May 2009.

(6)
As of March 31, 2010, the principal outstanding balance of the Company's senior convertible notes was $787.8 million, the unamortized discount was $30.1 million and the net carrying amount of the liability was $757.7 million. As of March 31, 2010, none of the conversion triggers have been met and the carrying value of the additional paid-in-capital, or equity component of the convertible notes, was $37.4 million. For the three months ended March 31, 2010 and 2009, the Company recognized interest expense on the convertible notes of $4.1 million and $6.2 million, respectively, in "Interest expense" on its Consolidated Statements of Operations, of which $2.6 million and $2.4 million, respectively, related to the amortization of the debt discount.

        Future Scheduled Maturities—As of March 31, 2010, future scheduled maturities of outstanding long-term debt obligations, net are as follows (in thousands):

2010 (remaining nine months)(1)	$330,177
2011(1)	3,987,485
2012(1)	3,501,261
2013	1,072,889
2014	647,930
Thereafter	771,085

Total principal maturities	10,310,827
Unamortized debt premiums, net	158,746

Total long-term debt obligations, net	$10,469,573

Explanatory Note:

(1)
As further discussed in Debt Covenants below, although due in 2012, as presented above, if the Company does not pay down the outstanding balance of its $1.00 billion First Priority Credit Agreement by $500 million by September 30, 2010 and an additional $500 million by March 31, 2011, payments of principal and net sale proceeds received by the Company in respect of assets constituting collateral for its obligation under this agreement must be applied towards the mandatory prepayment of the loan and commitment reductions under the agreement.

        Repayments and Note Repurchases—During the three months ended March 31, 2010, the Company repaid $135.0 million of unsecured notes at maturity and repurchased, through open market transactions, $222.6 million par value of its senior secured and unsecured notes with various maturities ranging from

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net (Continued)

March 2010 to June 2014. In connection with these repurchases, the Company recorded an aggregate net gain on early extinguishment of debt of $38.7 million for the three months ended March 31, 2010.

Debt Covenants

        The Company's ability to borrow under its secured credit facilities depends on maintaining compliance with various covenants, including a minimum tangible net worth covenant and specified financial ratios, such as fixed charge coverage, unencumbered assets to unsecured indebtedness, eligible collateral coverage and leverage ratios. All of these covenants in the Company's facilities are maintenance covenants and, if breached could result in an acceleration of the Company's facilities if a waiver or modification is not agreed upon with the required lenders (see Business Risks and Uncertainties in Note 10). The Company's secured credit facilities also impose limitations on repayments, repurchases, refinancings and optional redemptions of its existing unsecured notes or secured exchange notes issued pursuant to the Company's exchange offer, as well as limitations on repurchases of its Common Stock. For so long as the Company maintains its qualification as a REIT, the secured credit facilities permit the Company to distribute 100% of its REIT taxable income on an annual basis. The Company may not pay common dividends if it ceases to qualify as a REIT.

        The Company's outstanding debt securities also contain covenants that include fixed charge coverage and unencumbered assets to unsecured indebtedness ratios and its secured debt securities have an eligible collateral coverage requirement. The fixed charge coverage ratio in the Company's debt securities is an incurrence test. If the Company does not meet the fixed charge coverage ratio, its ability to incur additional indebtedness will be restricted. The unencumbered assets to unsecured indebtedness covenant and the eligible collateral coverage covenant are maintenance covenants and, if breached and not cured within applicable cure periods, could result in acceleration of the Company's debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. Based on the Company's unsecured credit ratings at March 31, 2010, the financial covenants in its debt securities, including the fixed charge coverage ratio and maintenance of unencumbered assets to unsecured indebtedness ratio, are operative.

        The Company's secured credit facilities and its debt securities contain cross default provisions that would allow the lenders and the bondholders to declare an event of default and accelerate the Company's indebtedness to them if the Company fails to pay amounts due in respect of its other recourse indebtedness in excess of specified thresholds. In addition, the Company's secured credit facilities, unsecured credit facilities and the indentures governing its debt securities provide that the lenders and bondholders may declare an event of default and accelerate its indebtedness to them if there is a non payment default under the Company's other recourse indebtedness in excess of specified thresholds and, if the holders of the other indebtedness are permitted to accelerate, in the case of the secured credit facilities, or accelerate, in the case of its unsecured credit facilities and the bond indentures, the other recourse indebtedness.

        Under certain circumstances, the First and Second Priority Credit Agreements require that payments of principal and net sale proceeds received by the Company in respect of assets constituting collateral for the Company's obligations under these agreements be applied toward the mandatory prepayment of loans and commitment reductions under them. The Company would be required to make such prepayments (i) during any time that the fixed charge coverage ratio, as defined under the agreements, is less than 1.25 to 1.00, (ii) if, after receiving a payment of principal or net sale proceeds in respect of collateral, the Company has insufficient eligible assets available to pledge as replacement collateral or (iii) if, and for so

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net (Continued)

long as, the aggregate principal amount of loans outstanding under the First Priority Credit Agreement exceeds $500 million at any time on or after September 30, 2010, or zero at any time on or after March 31, 2011. The First and Second Priority Credit Agreements and indentures governing the Second Priority Secured Exchange Notes contain a number of covenants, including that the Company maintain collateral coverage of at least 1.3x the aggregate borrowings and letters of credit outstanding under the First Priority Credit Agreement, the Second Priority Credit Agreements and the Second Priority Secured Exchange Notes.

        The Company believes it is in full compliance with all the covenants in its debt obligations as of March 31, 2010.

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

Note 10—Commitments and Contingencies

        Business Risks and Uncertainties—The financial market conditions that began in late 2007, including the economic recession and tightening of credit markets, have continued to significantly impact the commercial real estate market and financial services industry. The severe economic downturn led to a decline in commercial real estate values which, combined with a lack of available debt financing for commercial and residential real estate assets, limited borrowers' ability to repay or refinance their loans. Further, the ability of many of the Company's borrowers to sell units in residential projects has been adversely impacted by current economic conditions and the lack of end loan financing available to residential unit purchasers. The combination of these factors have adversely affected the Company's business, financial condition and operating performance, resulting in significant levels of non-performing assets and provisions for loan losses and a reduction in the level of liquidity available to finance the Company's operations. These economic factors and their effect on the Company's operations have resulted in increases in the Company's financing costs, a continuing inability to access the unsecured debt markets, depressed prices for the Company's Common Stock, the continued suspension of quarterly Common Stock dividends and has narrowed the Company's margin of compliance with debt covenants.

        The Company's primary recourse debt instruments include its secured and unsecured bank credit facilities and its secured and unsecured debt securities. The Company believes it is in full compliance with all the covenants in those debt instruments as of March 31, 2010, however, the Company's financial results have continued to put pressure on the Company's ability to maintain compliance with certain of the debt covenants in its secured bank credit facilities. In particular, the Company's tangible net worth at March 31, 2010 was approximately $1.6 billion, which is not significantly above the financial covenant minimum requirement in the Company's secured credit facilities of $1.5 billion. The Company intends to operate its business in order to remain in compliance with the covenants in its debt instruments; however, it is possible that the Company will not be able to do so. A failure by the Company to satisfy a financial covenant in a debt instrument could trigger a default under that debt instrument and could give the lenders the ability to

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 10—Commitments and Contingencies (Continued)

accelerate the debt if the default is not waived or cured. Most of the Company's recourse debt instruments contain cross default and/or cross-acceleration provisions which may be triggered by defaults or accelerations of the Company's recourse debt above specified thresholds.

        From a liquidity perspective, the Company expects to continue to experience significant uncertainty with respect to its sources of funds. The Company's cash flow may be affected by a variety of factors, many of which are outside of its control, including volatility in the financial markets, the Company's borrowers' ability to repay their obligations and other general business conditions. As of March 31, 2010, the Company had $640.9 million of unrestricted cash. The Company expects to need additional liquidity over the coming year to supplement expected loan repayments and cash generated from operations in order to meet its debt maturities and funding obligations. Previously, the Company utilized its unencumbered assets to generate additional liquidity through secured financing transactions and a secured note exchange transaction, and also sold various assets. In addition, the Company has significantly curtailed its asset origination activities, reduced operating expenses and focused on asset management in order to maximize recoveries from existing asset resolutions. The Company intends to utilize all available sources of funds in today's financing environment, which could include additional financings secured by its assets, increased levels of asset sales, joint ventures and other third party capital to meet its liquidity requirements. There can be no assurance that the company will possess sufficient liquidity to meet all of its debt service requirements in 2010. In addition, the Company is exploring various alternatives to enable it to meet its significant 2011 debt maturities and has engaged a third party advisor to assist management with the long-term structure of its assets and liabilities. The failure to execute such alternatives successfully prior to debt maturity would have material adverse consequences on the Company.

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

        Unfunded Commitments—The Company has certain off-balance sheet unfunded commitments. The Company generally funds construction and development loans and build outs of CTL space over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. The Company refers to these arrangements as Performance-Based Commitments. In addition, the Company will sometimes establish a maximum amount of additional fundings which it will make available to a borrower or tenant for an expansion or addition to a project if it approves of the expansion or addition at its sole discretion. The Company refers to these arrangements as Discretionary Fundings. Finally, the Company has committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of March 31, 2010, the maximum amounts of the fundings the Company may make under each category, assuming all performance hurdles and milestones

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 10—Commitments and Contingencies (Continued)

are met under Performance-Based Commitments, that it will approve all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down are as follows (in thousands):

	Loans	CTL	Total
Performance-Based Commitments	$466,196	$5,753	$471,949
Discretionary Fundings	125,692	—	125,692
Strategic Investments	N/A	N/A	70,060

Total	$591,888	$5,753	$667,701

Note 11—Equity

        Preferred Stock—The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of March 31, 2010 and December 31, 2009:

			Cumulative Preferential Cash Dividends(1)(2)
Series	Shares Authorized, Issued and Outstanding (in thousands)	Par Value	Rate per Annum of the $25.00 Liquidation Preference	Equivalent to Fixed Annual Rate (per share)
D	4,000	$0.001	8.00%	$2.00
E	5,600	$0.001	7.875%	$1.97
F	4,000	$0.001	7.8%	$1.95
G	3,200	$0.001	7.65%	$1.91
I	5,000	$0.001	7.50%	$1.88

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

(2)
The Company declared and paid dividends aggregating $2.0 million, $2.8 million, $2.0 million, $1.5 million and $2.3 million on its Series D, E, F, G, and I preferred stock, respectively, during the three months ended March 31, 2010. There are no dividend arrearages on any of the preferred shares currently outstanding.

        Dividends—In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income and must distribute 100% of its taxable income to avoid paying corporate federal income taxes. The Company has recorded net operating losses and may record net operating losses in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively,

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 11—Equity (Continued)

may be required to borrow to make sufficient dividend payments. The Company's secured credit facilities permit the Company to distribute 100% of its REIT taxable income on an annual basis, for so long as the Company maintains its qualification as a REIT. The secured credit facilities restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any Common Stock dividends for the quarter ended March 31, 2010.

        Stock Repurchase Program—During the three months ended March 31, 2010, the Company repurchased 1.1 million shares of its outstanding Common Stock for approximately $3.9 million, at an average cost of $3.57 per share, and the repurchases were recorded at cost. As of March 31, 2010, the Company had $17.7 million of Common Stock available to repurchase under authorized stock repurchase programs.

        Noncontrolling Interest—The following table presents amounts attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders and excludes amounts attributable to noncontrolling interests (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Amounts attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders
Income (loss) from continuing operations	$(23,148)	$(102,090)
Income from discontinued operations	7,552	4,644
Gain from discontinued operations	—	11,617

Net income (loss)	(15,596)	(85,829)
Preferred dividends	(10,580)	(10,580)

Net income (loss) allocable to common shareholders, HPU holders and Participating Security holders	$(26,176)	$(96,409)

Note 12—Stock-Based Compensation Plans and Employee Benefits

        Stock-based Compensation—The Company recorded $4.7 million and $5.6 million of stock-based compensation expense in "General and administrative" on the Company's Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, there was $30.1 million of total unrecognized compensation cost related to all non-vested restricted stock units. That cost is expected to be recognized over the remaining vesting/service period for the respective grants. As of March 31, 2010, an aggregate of 2.8 million shares remain available for issuance pursuant to future awards under the Company's 2006 and 2009 Long-Term Incentive Plans.

  Restricted Stock Units

        2010 Awards—On February 17, 2010, the Company granted 1,516,074 service-based restricted stock units to employees that represent the right to receive an equivalent number of shares of the Company's Common Stock (after deducting shares for minimum required statutory withholdings) if and when the units vest. These units will cliff vest on February 17, 2012 if the employee is employed by the Company on

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

that date and will carry dividend equivalent rights that entitle the holder to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock. The grant date fair value of these awards was $4.7 million. As of March 31, 2010, 1,511,614 of these awards remained outstanding.

        On March 2, 2010, the Company granted 806,518 performance-based restricted stock units to its Chairman and Chief Executive Officer. These units represent the right to receive an equivalent number of shares of the Company's Common Stock (after deducting shares for minimum required statutory withholdings) if and when the units vest. The performance-based units will cliff vest on March 2, 2012 if certain performance and service conditions have been achieved, relating to reduction in the Company's general and administrative expenses, retirement of debt and continued employment. Upon achievement of the performance conditions prior to the cliff vesting date, these performance-based units thereafter carry dividend equivalent rights that entitle the holder to receive dividend payments, if and when dividends are paid on shares of the Company's Common Stock. The grant date fair value of the performance based units was $3.2 million. As of March 31, 2010, all of these awards remained outstanding.

        Other Outstanding Awards—In addition to the awards granted in 2010, noted above, the following awards remained outstanding as of March 31, 2010:

  •
  2,104,548 service-based restricted stock units with original vesting terms ranging from two to five years that are entitled to be paid dividends if and when dividends are paid on shares of the Company's Common Stock.

  •
  8,710,000 market-condition based restricted stock units granted to executives and other officers of the Company on December 19, 2008. These units will vest only if specified price targets for the Company's Common Stock are achieved and if the employee is thereafter employed on the vesting date, as follows: (a) if the Common Stock achieves an average price of $7.00 or more (average NYSE closing price over 20 consecutive trading days) prior to December 19, 2010, the units will vest in two equal installments on January 1, 2011 and January 1, 2012; and (b) if the units do not achieve the $7.00 average price target, but the Common Stock achieves an average price of $10.00 or more (average NYSE closing price over 20 consecutive trading days) prior to December 19, 2011, the units will vest in one installment on January 1, 2012. The award established a $4.00 average price target for the initial period ended December 19, 2009, which was not achieved, therefore, only the $7.00 and $10.00 average price targets remain applicable. If an applicable price target has been achieved, the units will thereafter be entitled to dividend equivalent payments as dividends are paid on the Company's Common Stock.

  •
  2,000,000 market-condition based restricted stock units contingently awarded to the Company's Chairman and Chief Executive Officer on October 9, 2008 and approved by shareholders on May 27, 2009. These units will cliff vest in one installment on October 9, 2011 only if the total shareholder return on the Company's Common Stock is at least 25% per year (compounded at the end of the three year vesting period, including dividends). Total shareholder return will be based on the average NYSE closing prices for the Company's Common Stock for the 20 days prior to: (a) the date of the award on October 9, 2008 (which was $3.38); and (b) the vesting date (which must be at least $6.58 if no dividends are paid). No dividends will be paid on these units prior to vesting.

  •
  343,512 market-condition based restricted stock units outstanding that were granted to employees on January 18, 2008 and cliff vest on December 31, 2010, only if the total shareholder return on the

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

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

        Stock Options—As of March 31, 2010, the Company had 143,000 stock options outstanding and exercisable with a weighted average strike price of $24.87 and a weighted average remaining contractual life of 1.33 years.

        Common Stock Equivalents ("CSEs")—At March 31, 2010, 197,385 CSEs granted to members of the Company's Board of Directors remained outstanding and had an aggregate intrinsic value of $0.9 million.

        401(k) Plan—The Company made gross contributions to its 401(k) Plan of approximately $0.6 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively.

Note 13—Earnings Per Share

        The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted EPS calculations (in thousands, except for per share data):

	For the Three Months Ended March 31,
	2010	2009
Income (loss) from continuing operations	$(23,694)	$(103,333)
Net loss attributable to noncontrolling interests	546	1,243
Preferred dividends	(10,580)	(10,580)

Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders and HPU holders	$(33,728)	$(112,670)

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Earnings Per Share (Continued)

	For the Three Months Ended March 31,
	2010	2009
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders(1)	$(32,738)	$(109,721)
Income from discontinued operations	7,330	4,522
Gain from discontinued operations	—	11,313

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(25,408)	$(93,886)

Denominator (basic and diluted):
Weighted average common shares outstanding for basic and diluted earnings per common share	93,923	105,606

Basic and diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders(1)	$(0.35)	$(1.04)
Income from discontinued operations	0.08	0.04
Gain from discontinued operations	—	0.11

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(0.27)	$(0.89)

Earnings allocable to High Performance Units:
Numerator for basic and diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders(1)	$(990)	$(2,949)
Income from discontinued operations	222	122
Gain from discontinued operations	—	304

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(768)	$(2,523)

Denominator (basic and diluted):
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15

Basic and diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders(1)	$(66.00)	$(196.60)
Income from discontinued operations	14.80	8.13
Gain from discontinued operations	—	20.27

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(51.20)	$(168.20)

Explanatory Note:

(1)
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders and High Performance Units has been adjusted for net loss attributable to noncontrolling interests and preferred dividends (see preceding table).

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Earnings Per Share (Continued)

        For the three months ended March 31, 2010 and 2009, the following shares were anti-dilutive (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Joint venture shares	298	298
Stock options	143	529
Restricted stock units(1)	11,860	10,598

Explanatory Note:

(1)
Anti-dilutive restricted stock units exclude unvested restricted stock units that have dividend equivalent rights as they are considered Participating Securities.

Note 14—Comprehensive Income (Loss)

        The statement of comprehensive income (loss) attributable to iStar Financial, Inc. is as follows (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Net income (loss)	$(16,142)	$(87,072)
Other comprehensive income:
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization	(4,206)	4,058
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization	(221)	(1,481)
Unrealized gains/(losses) on available-for-sale securities	96	—
Unrealized gains/(losses) on cash flow hedges	—	(30)
Unrealized gains/(losses) on cumulative translation adjustment	(684)	(1,882)

Comprehensive income (loss)	(21,157)	(86,407)
Net loss attributable to noncontrolling interests	546	1,243

Comprehensive income (loss) attributable to iStar Financial Inc.	$(20,611)	$(85,164)

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 14—Comprehensive Income (Loss) (Continued)

        Accumulated other comprehensive income reflected in the Company's shareholders' equity is comprised of the following (in thousands):

	As of March 31, 2010	As of December 31, 2009
Unrealized gains/(losses) on available-for-sale securities	$(151)	$3,959
Unrealized gains on cash flow hedges	3,935	4,156
Unrealized losses on cumulative translation adjustment	(2,654)	(1,970)

Accumulated other comprehensive income	$1,130	$6,145

Note 15—Fair Values

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

        Certain of the Company's assets and liabilities are recorded at fair value on a recurring or non-recurring basis as of March 31, 2010 and December 31, 2009. Assets required to be marked-to-market and reported at fair value every reporting period are classified as being valued on a recurring basis. Other assets not required to be recorded at fair value every period may be recorded at fair value if a specific provision or other impairment is recorded within the period to mark the carrying value of the asset to market as of the reporting date. Such assets are classified as being valued on a non-recurring basis.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 15—Fair Values (Continued)

        The following table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories (in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2010:
Recurring basis:
Financial Assets:
Derivative assets	$436	$—	$436	$—
Marketable securities—equity securities	$349	$349	$—	$—
Financial Liabilities:
Derivative liabilities	$11	$—	$11	$—
Non-recurring basis:
Financial Assets:
Impaired loans	$687,264	$—	$—	$687,264
Non-financial Assets:
Impaired OREO	$119,117	$—	$—	$119,117
As of December 31, 2009:
Recurring basis:
Financial Assets:
Derivative assets	$800	$—	$800	$—
Other lending investments—available-for-sale debt securities	$6,800	$6,800	$—	$—
Marketable securities—trading debt and equity securities	$38,454	$254	$38,200	$—
Financial Liabilities:
Derivative liabilities	$254	$—	$254	$—
Non-recurring basis:
Financial Assets:
Impaired loans	$1,167,498	$—	$—	$1,167,498
Non-financial Assets:
Impaired OREO	$181,540	$—	$—	$181,540
Impaired assets held for sale	$17,282	$—	$—	$17,282
Impaired CTL assets	$48,000	$—	$—	$48,000

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 15—Fair Values (Continued)

        In addition to the Company's disclosures regarding assets and liabilities recorded at fair value in the financial statements, it is also required to disclose the estimated fair values of all financial instruments, regardless of whether they are recorded at fair value in the financial statements.

        The book and estimated fair values of financial instruments were as follows (in thousands)(1):

	As of March 31, 2010		As of December 31, 2009
	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Loans and other lending investments, net	$6,731,546	$5,793,512	$7,661,562	$6,638,840
Financial liabilities:
Debt obligations, net	$10,469,573	$8,904,053	$10,894,903	$8,115,023

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

        Given the nature of certain assets and liabilities, clearly determinable market based valuation inputs are often not available, therefore, these assets and liabilities are valued using internal valuation techniques. Subjectivity exists with respect to these internal valuation techniques, therefore, the fair values disclosed may not ultimately be realized by the Company if the assets were sold or the liabilities were settled with third parties. The methods the Company used to estimate the fair values presented in the two tables are described more fully below for each type of asset and liability.

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

        Impaired loans—The Company's loans identified as being impaired are collateral dependent loans and are evaluated for impairment by comparing the estimated fair value of the underlying collateral, less costs to sell, to the carrying value of each loan. Due to the nature of the individual properties collateralizing the

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 15—Fair Values (Continued)

Company's loans, the Company generally uses a discounted cash flow approach through internally developed valuation models to estimate the fair value of the collateral. This approach requires the Company to make significant judgments in respect to discount rates, capitalization rates and the timing and amounts of estimated future cash flows that are all considered Level 3 inputs. These cash flows include costs of completion, operating costs, and lot and unit sale prices.

        Impaired OREO—The Company periodically evaluates its OREO assets to determine if events or changes in circumstances have occurred during the reporting period that may have a significant adverse effect on their fair value. Due to the nature of the individual properties in the OREO portfolio, the Company uses a discounted cash flow approach through internally developed valuation models to estimate the fair value of the assets. This approach requires the Company to make significant judgments with respect to discount rates, capitalization rates and the timing and amounts of estimated future cash flows that are all considered Level 3 inputs. These cash flows include costs of completion, operating costs, and lot and unit sale prices.

        Impaired assets held for sale—The estimated fair value of impaired assets held for sale is determined using observable market information, typically including bids from prospective purchasers.

        Impaired CTL assets—If the Company determines a CTL asset is impaired it records an impairment charge to mark the asset to its estimated fair market value. Due to the nature of the individual properties in the CTL portfolio, the Company uses the income approach through internally developed valuation models to estimate the fair value of the assets. This approach requires the Company to make significant judgments with respect to discount rates, capitalization rates and the timing and amounts of estimated future cash flows that are all considered Level 3 inputs. These cash flows are primarily based on expected future leasing rates and operating costs.

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 16—Segment Reporting (Continued)

        The Company evaluates performance based on the following financial measures for each segment (in thousands):

	Real Estate Lending(1)	Corporate Tenant Leasing(2)	Corporate/ Other(3)	Company Total
Three months ended March 31, 2010
Total revenues(4)	$129,392	$43,732	$425	$173,549
Earnings from equity method investments	—	630	10,800	11,430
Total operating and interest expense(5)	112,859	23,923	110,619	247,401
Net operating income (loss)(6)	16,533	20,439	(99,394)	(62,422)
Three months ended March 31, 2009
Total revenues(4)	$176,868	$46,297	$2,511	$225,676
Earnings (loss) from equity method investments	—	662	(21,162)	(20,500)
Total operating and interest expense(5)	286,626	27,428	148,832	462,886
Net operating income (loss)(6)	(109,758)	19,531	(167,483)	(257,710)
As of March 31, 2010
Total long-lived assets(7)	$8,100,183	$2,982,449	$—	$11,082,632
Total assets	8,169,414	3,124,114	1,062,027	12,355,555
As of December 31, 2009
Total long-lived assets(7)	$8,923,367	$2,903,178	$—	$11,826,545
Total assets	8,999,558	3,149,783	661,234	12,810,575

Explanatory Notes:

(1)
Real Estate Lending includes the Company's OREO and REHI assets and related operating revenue and expenses.

(2)
Net operating income (loss) excludes amounts related to assets held for sale as these amounts have been reclassified to "Income from discontinued operations" on the Company's Consolidated Statements of Operations (see Note 6).

(3)
Corporate/Other represents all corporate level items, including general and administrative expenses and any intercompany eliminations necessary to reconcile to the consolidated Company totals. This caption also includes the Company's non-CTL related joint venture investments and strategic investments.

(4)
Total revenue represents all revenue earned during the period from the assets in each segment. Revenue from the Real Estate Lending segment primarily represents interest income and revenue from the Corporate Tenant Leasing segment primarily represents operating lease income.

(5)
Total operating and interest expense primarily includes provision for loan losses for the Real Estate Lending business and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. Interest expense on secured and unsecured notes, secured and unsecured revolving credit facilities and general and administrative expense are included in Corporate/Other for all periods. Depreciation and amortization of $15.8 million and $14.4 million for the three months ended March 31, 2010 and 2009, respectively, are included in the amounts presented above.

(6)
Net operating income (loss) represents income attributable to iStar Financial Inc. before gain on early extinguishment of debt, income from discontinued operations and gain from discontinued operations.

(7)
Total long-lived assets are comprised of Loans and other lending investments, net, REHI and OREO for the Real Estate Lending segment, and Corporate tenant lease assets, net and Assets held for sale are included for the Corporate Tenant Leasing segment.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 17—Subsequent Events

        On May 3, 2010, the Company entered into purchase and sale agreements to sell a portfolio of 33 CTL assets for an aggregate purchase price of $1.40 billion in cash, adjusted for prorations and customary closing costs. The purchaser has made an initial earnest money deposit in respect of the transactions, but the purchaser's obligations to complete the transaction will remain subject to the completion of due diligence and obtaining sufficient financing. As part of the purchase and sale agreements, if requested by the purchaser, the Company will provide the purchaser with up to $125.0 million in mezzanine financing after the purchaser has obtained a commitment for senior financing.

        The Company currently expects that the closing of the transactions will occur in the second quarter of 2010; however, closing is subject to a number of conditions and there can be no assurance that the transactions will be consummated on the terms described above or at all.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are included with respect to, among other things, iStar Financial Inc.'s (the "Company's") current business plan, business strategy, portfolio management and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in Item 1a—"Risk Factors" in our 2009 Annual Report (as defined below), all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "we," "our" and "us" refer to iStar Financial Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

        The discussion below should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on form 10-Q and our annual report on Form 10-K for the year ended December 31, 2009 (the "2009 Annual Report"). These historical financial statements may not be indicative of our future performance. We have reclassified certain items in our consolidated financial statements of prior periods to conform to our current financial statements presentation.

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

        We began our business in 1993 through private investment funds and became publicly traded in 1998. Since that time, we have grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions, including the acquisition of TriNet Corporate Realty Trust, Inc. in 1999, the acquisitions of Falcon Financial Investment Trust and of a significant non-controlling interest in Oak Hill Advisors, L.P. and affiliates in 2005, and the acquisition of the commercial real estate lending business and loan portfolio which we refer to as "Fremont CRE," of Fremont Investment and Loan, or "Fremont," a division of Fremont General Corporation, in 2007.

Executive Overview

        The financial market conditions that began in late 2007, including the economic recession and tightening of credit markets, have continued to significantly impact the commercial real estate market and financial services industry. The severe economic downturn led to a decline in commercial real estate values which, combined with a lack of available debt financing for commercial and residential real estate assets, limited our borrowers' ability to repay or refinance their loans. Further, the ability of many of our borrowers to sell units in residential projects has been adversely impacted by current economic conditions and the lack of end loan financing available to residential unit purchasers. The combination of these factors have adversely affected our business, financial condition and operating performance, resulting in significant levels of non-performing assets and provisions for loan losses and a reduction in the level of liquidity available to finance our operations. These economic factors and their effect on our operations have resulted in increases in our financing costs, a continuing inability to access the unsecured debt markets, depressed prices for our Common Stock, the continued suspension of quarterly Common Stock dividends and have narrowed our margin of compliance with debt covenants.

        During the quarter ended March 31, 2010, we incurred a net loss of $15.6 million on $173.5 million of revenue. This quarterly loss primarily resulted from a provision for loan losses of $89.5 million which was recognized during the quarter. The provision for loan losses was driven by the significant level of non-performing loans, $3.50 billion or 42.3% of Managed Loan Value (as defined below in "Risk Management") as of March 31, 2010, compared to $4.21 billion or 45.3% of Managed Loan Value at December 31, 2009. The level of non-performing loans resulted from the continued distress in the commercial and residential real estate markets and weakened economic conditions impacting our borrowers, who continue to have difficulty servicing their debt and refinancing or selling their projects in order to repay their loans in a timely manner. The balance of our real estate held for investment ("REHI") and other real estate owned ("OREO") assets have increased from $1.26 billion as of December 31, 2009 to $1.37 billion as of March 31, 2010, as we have obtained title to properties through foreclosure or through deed-in-lieu of foreclosure as part of our effort to resolve non-performing loans. The losses were partially offset by the repurchase of $222.6 million par value of senior secured and unsecured notes resulting in the recognition of $38.7 million in gains on the early extinguishment of debt.

        Our primary recourse debt instruments include our secured and unsecured bank credit facilities and our secured and unsecured public debt securities. We believe we are in full compliance with all the covenants in those debt instruments as of March 31, 2010, however, our recent financial results have put pressure on our ability to maintain compliance with certain of the debt covenants in our secured bank credit facilities. In particular, our tangible net worth at March 31, 2010 is not significantly above the financial covenant minimum requirement. We intend to operate our business in order to remain in compliance with the covenants in our debt instruments; however, there can be no assurance that we will be able to do so. A failure by us to satisfy a financial covenant in a debt instrument could trigger a default under that debt instrument and could give the lenders the ability to accelerate the debt if the default is not waived or cured. Most of our recourse debt instruments contain cross default and/or cross-acceleration provisions that may be triggered by defaults or accelerations of our recourse debt above specified thresholds.

        From a liquidity perspective, we expect to continue to experience significant uncertainty with respect to our sources of funds. Our cash flow is affected by a variety of factors, many of which are outside our control, including volatility in the financial markets, our borrowers' ability to repay their obligations and other general business conditions. As of March 31, 2010, we had $640.9 million of unrestricted cash. For the remainder of 2010, we will require additional liquidity to repay $330.2 million of debt maturities and approximately $329.3 million in other net uses of cash for loan commitments, investment activities and operating expenses. In addition, under the terms of our First Priority Credit Agreement, if we do not pay down the outstanding balance of that loan by $500 million by September 30, 2010 and an additional $500 million by March 31, 2011, payments of principal and net sale proceeds received by us in respect of assets constituting collateral for our obligations under this agreement must be applied toward the mandatory prepayment of the loan and commitment reductions under the agreement.

        We expect to need additional liquidity over the coming year to supplement expected loan repayments and cash generated from operations in order to meet our debt maturities and funding obligations. Previously, we utilized our unencumbered assets to generate additional liquidity through secured financing transactions and a secured note exchange transaction, and also sold various assets. In addition, we have significantly curtailed our asset origination activities, reduced operating expenses and focused on asset management in order to maximize recoveries from existing asset resolutions. We intend to utilize all available sources of funds in today's financing environment, which could include additional financings secured by our assets, increased levels of asset sales, joint ventures and other third party capital to meet our liquidity requirements. There can be no assurance that we will possess sufficient liquidity to meet all of our debt service requirements in 2010. In addition, we are exploring various alternatives to enable us to meet our significant 2011 debt maturities and have engaged a third party advisor to assist management with the long-term structure of our assets and liabilities. The failure to execute such alternatives successfully prior to debt maturities would have material adverse consequences on us.

        We have reacted to market conditions and liquidity and debt covenant pressures by implementing various initiatives, including the sale of assets and repurchases of debt at a discount to par, that we believe will guide us through these difficult business conditions. We have been able to partially mitigate the impact of the decline in operating results through the recognition of gains associated with the repurchase and retirement of debt at a discount, which has contributed to our ability to maintain compliance with our debt covenants and has enabled us to reduce outstanding indebtedness at discounts to par. We expect to continue to use available funds and other strategies to seek to retire our debt at a discount; however, there can be no assurance that our efforts in this regard will be successful.

        Our plan is dynamic and we expect to adjust our plan as market conditions change. If we are unable to successfully implement our plan, our cash flows, debt covenant compliance, financial position and results of operations would be materially adversely affected.

Results of Operations for the Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

	For the Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(in thousands)
Interest income	$116,616	$177,227	$(60,611)	(34)%
Operating lease income	43,735	45,943	(2,208)	(5)%
Other income	13,198	2,506	10,692	>100%

Total revenue	173,549	225,676	(52,127)	(23)%

Interest expense	87,216	114,630	(27,414)	(24)%
Operating costs—corporate tenant lease assets	4,070	4,490	(420)	(9)%
Depreciation and amortization	15,826	14,392	1,434	10%
General and administrative	27,216	35,590	(8,374)	(24)%
Provision for loan losses	89,469	258,096	(168,627)	(65)%
Impairment of other assets	5,921	25,331	(19,410)	(77)%
Other expense	17,683	10,357	7,326	71%

Total costs and expenses	247,401	462,886	(215,485)	(47)%

Gain on early extinguishment of debt	38,728	154,377	(115,649)	(75)%
Earnings (loss) from equity method investments	11,430	(20,500)	31,930	>100%
Income from discontinued operations	7,552	4,644	2,908	63%
Gain from discontinued operations	—	11,617	(11,617)	(100)%

Net loss	$(16,142)	$(87,072)	$70,930	81%

        Revenue—The significant decline in interest income is primarily a result of a decrease in the carrying value of performing loans to $4.67 billion at the end of the first quarter of 2010 from $7.52 billion at the end of the first quarter of 2009. In addition to having assets move from performing to non-performing status (see "Risk Management" for additional discussion of non-performing loans), there were also loan repayments and sales that contributed to the decline in income generating loans. The decrease was partially offset by $15.1 million of interest income recorded during the quarter ended March 31, 2010, related to a non-performing loan that was repaid in full, including interest not previously recorded due to the loan being on non-accrual status.

        Operating lease income from our CTL assets decreased due to an increase in tenant vacancies and lower rent on lease restructurings.

        The change in other income was primarily driven by an increase in prepayment penalties received and operating income from real estate held for investment.

        Costs and expenses—The decrease in our provision for loan losses was primarily due to fewer loans moving to non-performing status during the first quarter of 2010 as compared to the first quarter of 2009, resulting in lower specific reserve provisions. Additionally, the decline in the performing loan asset base, resulting from loan repayments and sales, resulted in a lower general reserve provision year over year. See "Risk Management."

        Interest expense decreased primarily due to the repayment and retirement of debt during the last twelve months as well as the exchange of senior unsecured notes for new second-lien senior secured notes completed in the second quarter of 2009. Lower balances were slightly offset by higher average rates which increased to 4.13% for the first quarter of 2010 from 4.02% during the same period in 2009.

        Impairments of other assets declined primarily because we recognized $14.5 million of impairment charges in the first quarter of 2009 for certain of our securities and equity investments which did not recur in 2010. We also recorded an impairment of goodwill of $4.2 million in the first quarter of 2009 to eliminate the remaining goodwill that we had related to our corporate tenant leasing reporting unit. The remaining decrease is due to lower impairment charges on our OREO assets.

        General and administrative expenses decreased primarily due to $3.8 million of rent expense incurred during the first quarter of 2009 relating to a lease for new headquarters space which was terminated in May 2009. The remaining decrease was primarily due to lower payroll and employee related costs resulting from reduced headcount.

        Other expense was higher primarily due to $6.2 million of additional operating expenses and holding costs associated with the increasing number of OREO and REHI properties.

        Gain on early extinguishment of debt—During the first quarter of 2010, we retired $222.6 million par value of our senior secured and unsecured notes through open market repurchases and recognized $38.7 million in gain on early extinguishment of debt. During the same period in 2009, we retired $286.4 million par value of our senior unsecured notes through open market repurchases which resulted in gain on early extinguishment of debt of $154.4 million.

        Earnings (loss) from equity method investments—The increase in earnings from equity method investments was primarily attributable to better market performance that affected our strategic investments during the first quarter of 2010 as compared to the same period in 2009. In addition, during the first quarter of 2009, the Company recorded a $9.4 million non-cash out of period charge to recognize losses from an equity method investment as a result of additional depreciation expense that should have been recorded at the equity method entity in prior periods.

        Income from discontinued operations—The increase in income from discontinued operations was primarily due to lower depreciation expense on the CTL assets that were classified as held for sale during the first quarter of 2010. This was partially offset by the inclusion in the first quarter of 2009 of income from properties sold subsequent to March 31, 2009.

        Gain from discontinued operations—During the first quarter of 2009, we sold two CTL assets and recognized gains of $11.6 million.

Adjusted Earnings

        We measure our performance using adjusted earnings in addition to net income. Adjusted earnings represent net income attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders computed in accordance with GAAP, before depreciation, amortization, gain from discontinued operations, impairments of goodwill and intangible assets and extraordinary items. Adjustments for joint ventures reflect our share of adjusted earnings calculated on the same basis.

        We believe that adjusted earnings is a helpful measure to consider, in addition to net income (loss), because this measure helps us to evaluate how our commercial real estate finance business is performing compared to other commercial finance companies, without the effects of certain GAAP adjustments that are not necessarily indicative of current operating performance.

        The most significant GAAP adjustments that we exclude in determining adjusted earnings are depreciation and amortization which are typically non-cash charges. As a commercial finance company that focuses on real estate lending and corporate tenant leasing, we record significant depreciation on our real estate assets, and deferred financing amortization associated with our borrowings. Depreciation and amortization do not affect our daily operations, but they do impact financial results under GAAP. Adjusted earnings is not an alternative or substitute for net income (loss) in accordance with GAAP as a measure of our performance. Rather, we believe that adjusted earnings is an additional measure that helps us analyze how our business is performing. Adjusted earnings should not be viewed as an alternative measure of either our operating liquidity or funds available for our cash needs or for distribution to our shareholders. In addition, we may not calculate adjusted earnings in the same manner as other companies that use a similarly titled measure.

	For the Three Months Ended March 31,
	2010	2009
	(In thousands)
Adjusted earnings:
Net income (loss)	$(16,142)	$(87,072)
Add: Depreciation and amortization	21,753	23,499
Add: Deferred financing amortization	(22,387)	5,160
Add: Joint venture depreciation and amortization	1,883	10,688
Add: Impairment of goodwill and intangible assets	—	4,186
Add: Net loss attributable to noncontrolling interests	546	1,243
Less: Gain from discontinued operations	—	(11,617)
Less: Preferred dividends	(10,580)	(10,580)

Adjusted diluted earnings (loss) attributable to iStar Financial, Inc. and allocable to common shareholders and HPU holders(1)	$(24,927)	$(64,493)

Weighted average diluted common shares outstanding	93,923	105,606

Explanatory Note:

(1)
HPU holders are current or former Company employees who purchased high performance common stock units under our High Performance Unit Program. Participating Security holders are Company employees and directors who hold unvested restricted stock units and common stock equivalents granted under our Long Term Incentive Plans. For the three months ended March 31, 2010 and 2009, adjusted diluted earnings (loss) attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders includes $(731) and $(1,688), respectively, of adjusted earnings (loss) allocable to HPU holders.

Risk Management

        Loan Credit Statistics—The table below summarizes our non-performing loans and details the reserve for loan losses associated with our loans:

	As of March 31, 2010	As of December 31, 2009
Non-performing loans
Carrying value	$3,353,842	$3,910,922
Participated portion	144,308	298,333

Managed Loan Value(1)	$3,498,150	$4,209,255
As a percentage of Managed Loan Value of total loans(2)	42.3%	45.3%
Watch list loans
Carrying value	$652,953	$697,138
Participated portion	20,984	20,561

Managed Loan Value(1)	$673,937	$717,699
As a percentage of Managed Loan Value of total loans(2)	8.1%	7.7%
Reserve for loan losses	$1,306,250	$1,417,949
As a percentage of Managed Loan Value of total loans(2)	15.8%	15.3%
As a percentage of Managed Loan Value of non-performing loans	37.3%	33.7%
Other real estate owned
Carrying value	$829,851	$839,141
Real estate held for investment, net
Carrying value	$538,786	$422,664

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

(2)
Managed Loan Value of total loans was $8,272,345 and $9,289,975 as of March 31, 2010 and December 31, 2009, respectively.

        As of March 31, 2010, non-performing loans and OREO and REHI assets had the following collateral and property type characteristics ($ in thousands):

	Non- performing Loans	OREO	REHI	Total	% of Total
Collateral/Property Type
Land	$904,484	$111,790	$376,307	$1,392,581	29.5%
Condo:
Construction—Completed	723,808	370,794	—	1,094,602	23.2%
Construction—In Progress	247,976	20,200	—	268,176	5.7%
Conversion	44,457	115,256	—	159,713	3.4%
Mixed Use/Mixed Collateral	352,715	69,100	19,381	441,196	9.3%
Retail	278,082	39,144	—	317,226	6.7%
Entertainment/Leisure	268,303	—	—	268,303	5.7%
Multifamily	183,397	39,667	18,371	241,435	5.1%
Hotel	148,516	63,900	67,960	280,376	5.9%
Office	109,042	—	7,369	116,411	2.5%
Corporate—Real Estate	61,754	—	—	61,754	1.3%
Industrial/R&D	25,341	—	—	25,341	0.5%
Other	5,967	—	49,398	55,365	1.2%

Gross carrying value	$3,353,842	$829,851	$538,786	$4,722,479	100.0%

        Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of March 31, 2010, we had non-performing loans with an aggregate carrying value of $3.35 billion and an aggregate Managed Loan Value of $3.50 billion, or 42.3% of the Managed Loan Value of total loans. Our non-performing loans decreased during the first quarter of 2010, primarily due to sales and repayments as well as transfers of non-performing loans to OREO and REHI. Due to the continued volatility of the commercial real estate market, the process of estimating collateral values and reserves continues to require significant judgment on the part of management. Management currently believes there is adequate collateral and reserves to support the carrying values of the loans.

        Watch List Assets—We conduct a quarterly credit review, resulting in an individual risk rating being assigned to each asset in our portfolio. This review is designed to enable management to evaluate and manage asset-specific credit issues and identify credit trends on a portfolio-wide basis. As of March 31, 2010, we had assets on the watch list, (excluding non-performing loans), with an aggregate carrying value of $653.0 million and an aggregate Managed Loan Value of $673.9 million, or 8.1% of total Managed Loan Value.

        Reserve for Loan Losses—As of March 31, 2010, the reserve for loan losses represented 15.8% of Managed Loan Value compared to 15.3% at December 31, 2009. This was the result of $89.5 million of provisioning for loan losses, reduced by $201.2 million of charge-offs during the quarter and combined with a lower loan portfolio balance. The reserve is increased through the provision for loan losses, which reduces income in the period recorded and the reserve is reduced through charge-offs.

        The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of March 31, 2010, we had asset-specific reserves of $1.12 billion or 31.9% of non-performing loans compared to asset-specific reserves of $1.24 billion or 29.5% of non-performing loans at December 31, 2009. The decrease in asset-specific reserves during the three months ended March 31, 2010 was primarily due to chargeoffs recorded upon sale, repayment or transfers of loans to OREO and REHI.

        The formula-based general reserve is derived from estimated probabilities of principal loss and loss given default severities assigned to the portfolio during our quarterly internal risk rating assessment. Probabilities of principal loss and severity factors are based on industry and/or internal experience and may be adjusted for significant factors that, based on our judgment, impact the collectability of the loans as of the balance sheet date. The general reserve was $190.5 million or 4.0% of performing loans as of March 31, 2010 compared to $174.9 million or 3.4% of performing loans at December 31, 2009.

        Real Estate Held for Investment, net and Other Real Estate Owned—During the three months ended March 31, 2010, we received title to properties in full or partial satisfaction of non-performing mortgage loans with a carrying value of $397.9 million, for which the properties had served as collateral, and recorded charge-offs totaling $122.1 million related to these loans. Of this total, we recorded properties with a carrying value of $115.2 million to REHI and $160.6 million to OREO based on our strategy to either hold the properties over a longer period or to market them for sale. During the three months ended March 31, 2010, we sold OREO assets for net proceeds of $165.8 million and recorded impairment charges totaling $4.9 million due to changing market conditions, which were included in "Impairment of other assets" on our Consolidated Statements of Operations.

        Tenant Credit Characteristics—As of March 31, 2010, our CTL assets, including those classified as "Assets held for sale" in the Consolidated Balance Sheets, had 93 different tenants, of which 66% were public companies and 34% were private companies. In addition, 35% of the tenants were rated investment grade by one or more national rating agencies, 35% were rated non-investment grade and the remaining tenants were not rated.

Liquidity and Capital Resources

        For the remainder of 2010, we will require additional liquidity to repay $330.2 million of debt maturities and approximately $329.3 million in other net uses of cash for loan commitments, investment activities and operating expenses. However, the timing of funding these commitments and the amounts of the individual fundings are largely dependent on construction projects meeting certain milestones, and therefore they are difficult to predict with certainty. In addition, under the terms of our First Priority Credit Agreement, (as discussed below), if we do not pay down the outstanding balance of that loan by $500 million by September 30, 2010 and an additional $500 million by March 31, 2011, payments of principal and net sale proceeds received by us in respect of assets constituting collateral for our obligations under this agreement must be applied toward the mandatory prepayment of the loan and commitment reductions under the agreement.

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

        During the quarter ended March 31, 2010, we received gross principal repayments from borrowers of $790.1 million and $309.3 million in proceeds from strategic asset sales. We funded $142.2 million of pre-existing commitments during the quarter and repaid outstanding debt of $151.0 million. We also repurchased $222.6 million par value of senior secured and unsecured notes resulting in the recognition of $38.7 million in net gains on the early extinguishment of debt during the year. To date, we have been able to partially mitigate the impact of increased expenses associated with our loan loss reserves on some of our financial covenants through the recognition of gains associated with the discounted extinguishment of debt. We may from time to time seek to retire or repurchase additional outstanding debt through cash purchases and/or exchanges, which may take the form of open market purchases, privately negotiated transactions or otherwise, however, there can be no assurance that our efforts in this regard will be successful.

        As of March 31, 2010, we had $640.9 million of unrestricted cash. We expect to need additional liquidity to supplement loan repayments and cash generated from operations in order to meet our debt maturities and funding obligations during the remainder of 2010. We actively manage our liquidity and continually work on initiatives to address both our debt covenants compliance and our liquidity needs. We expect proceeds from asset sales to supplement loan repayments and intend to continue to analyze additional asset sales, secured financing alternatives and other strategic transactions in order to maintain adequate liquidity. Subsequent to March 31, 2010, we entered into purchase and sale agreements to sell a portfolio of 33 CTL assets for an aggregate purchase price of $1.40 billion in cash, adjusted for prorations and customary closing costs. The purchaser has made an initial earnest money deposit in respect of the transactions, but the purchaser's obligations to complete the transaction will remain subject to the completion of due diligence and obtaining sufficient financing. As part of the purchase and sale agreements, if requested by the purchaser, we will provide the purchaser with up to $125.0 million in mezzanine financing after the purchaser has obtained a commitment for senior financing. We currently expect that the closing of the transactions will occur in the second quarter of 2010; however, closing is subject to a number of conditions and there can be no assurance that the transactions will be consummated on the terms described above or at all.

        In addition, under the terms of our credit agreements, we can issue a total of up to $1.00 billion of second priority secured notes in exchange or refinancing transactions involving our unsecured notes. After giving effect to the private exchange offers in May 2009, we can issue up to $365.2 million of new notes in exchange or refinancing transactions. Our liquidity plan is dynamic and we expect to monitor the markets and adjust our plan as market conditions change. There is a risk that we will not be able to meet all of our funding and debt service obligations or maintain compliance with our debt covenants. Management's failure to successfully implement our liquidity plan could have a material adverse effect on our financial position and covenant compliance, results of operations and cash flows.

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

        The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of March 31, 2010.

	Principal And Interest Payments Due By Period
	Total	Less Than 1 Year	2 – 3 Years(1)	4 – 5 Years	6 – 10 Years	After 10 Years
	(In thousands)
Long-Term Debt Obligations:
Unsecured notes	$3,161,560	$494,439	$982,421	$1,217,810	$466,890	$—
Secured notes	594,582	147,253	—	447,329	—	—
Convertible notes	787,750	—	787,750	—	—	—
Unsecured revolving credit facilities	743,929	—	743,929	—	—	—
Secured term loans(2)	3,970,618	84,113	3,682,310	—	21,249	182,946
Secured revolving credit facility	952,388	—	952,388	—	—	—
Trust preferred	100,000	—	—	—	—	100,000

Total principal maturities	10,310,827	725,805	7,148,798	1,665,139	488,139	282,946
Interest Payable(3)	1,292,500	449,926	482,779	211,283	111,463	37,049
Operating Lease Obligations	45,743	4,559	11,097	8,744	17,987	3,356

Total(4)	$11,649,070	$1,180,290	$7,642,674	$1,885,166	$617,589	$323,351

Explanatory Notes:

(1)
Future long-term debt obligations due during the years ended December 31, 2011 and 2012 are $4.00 billion and $3.50 billion, respectively.

(2)
As further discussed in Debt Covenants below, if we do not pay down the outstanding balance of our $1.00 billion First Priority Credit Agreement by $500 million by September 30, 2010 and an additional $500 million by March 31, 2011, payments of principal and net sale proceeds received by us in respect of assets constituting collateral for our obligation under this agreement must be applied towards the mandatory prepayment of the loan and commitment reductions under the agreement. These amounts have been included in years 2-3 based on its contractual maturity.

(3)
All variable-rate debt assumes a 30-day LIBOR rate of 0.25% (the 30-day LIBOR rate at March 31, 2010).

(4)
See "Off-Balance Sheet Transactions" below, for a discussion of certain unfunded commitments related to our lending and CTL business.

        Repayments and Note Repurchases—During the three months ended March 31, 2010, we repaid $135.0 million of unsecured notes at maturity and repurchased, through open market transactions, $222.6 million par value of our senior secured and unsecured notes with various maturities ranging from March 2010 to June 2014. In connection with these repurchases, we recorded an aggregate gain on early extinguishment of debt of $38.7 million for the three months ended March 31, 2010.

        Debt Covenants—Our ability to borrow under our secured credit facilities depends on maintaining compliance with various covenants, including a minimum tangible net worth covenant and specified financial ratios, such as fixed charge coverage, unencumbered assets to unsecured indebtedness, eligible collateral coverage and leverage. Our recent financial results have put pressure on our ability to maintain compliance with certain of the debt covenants in our secured bank credit facilities. In particular, our tangible net worth at March 31, 2010 was approximately $1.6 billion, which is not significantly above the financial covenant minimum requirement in our secured credit facilities of $1.5 billion. We intend to operate our business in order to remain in compliance with the covenants in our debt instruments;

however, there can be no assurance that we will be able to do so. All of these covenants in our facilities are maintenance covenants and, if breached could result in an acceleration of our facilities if a waiver or modification is not agreed upon with the required lenders. Our secured credit facilities also impose limitations on repayments, repurchases, refinancings and optional redemptions of our existing unsecured notes or secured exchange notes issued pursuant to our exchange offer, as well as limitations on repurchases of our Common Stock. For so long as we maintain our qualification as a REIT, the secured credit facilities permit us to distribute 100% of our REIT taxable income on an annual basis. We may not pay common dividends if we cease to qualify as a REIT.

        Our outstanding debt securities also contain covenants that include fixed charge coverage and unencumbered assets to unsecured indebtedness ratios and our secured debt securities have an eligible collateral coverage requirement. The fixed charge coverage ratio in our debt securities is an incurrence test. If we do not meet the fixed charge coverage ratio, our ability to incur additional indebtedness will be restricted. The unencumbered assets to unsecured indebtedness covenant and the eligible collateral coverage covenant are maintenance covenants and, if breached and not cured within applicable cure periods, could result in acceleration of our debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. Based on our unsecured credit ratings at March 31, 2010, the financial covenants in our debt securities, including the fixed charge coverage ratio and maintenance of unencumbered assets to unsecured indebtedness ratio, are operative.

        Our secured credit facilities and our debt securities contain cross default provisions that would allow the lenders and the bondholders to declare an event of default and accelerate our indebtedness to them if we fail to pay amounts due in respect of our other recourse indebtedness in excess of specified thresholds. In addition, our secured credit facilities, unsecured credit facilities and the indentures governing our debt securities provide that the lenders and bondholders may declare an event of default and accelerate our indebtedness to them if there is a non payment default under our other recourse indebtedness in excess of specified thresholds and, if the holders of the other indebtedness are permitted to accelerate, in the case of the secured credit facilities, or accelerate, in the case of our unsecured credit facilities and the bond indentures, the other recourse indebtedness.

        The First and Second Priority Credit Agreements and the indentures governing the Second Priority Secured Exchange Notes contain a number of covenants, including that we maintain collateral coverage of at least 1.3x the aggregate borrowings and letters of credit outstanding under the First Priority Credit Agreement, the Second Priority Credit Agreements and the Second Priority Secured Exchange Notes. Under certain circumstances, the First and Second Priority Credit Agreements require that payments of principal and net sale proceeds received by us in respect of assets constituting collateral for our obligations under these agreements be applied toward the mandatory prepayment of loans and commitment reductions under them. We would be required to make such prepayments (i) during any time that the fixed charge coverage ratio, as defined under the agreements, is less than 1.25 to 1.00, (ii) if, after receiving a payment of principal or net sale proceeds in respect of collateral, the Company has insufficient eligible assets available to pledge as replacement collateral or (iii) if, and for so long as, the aggregate principal amount of loans outstanding under the First Priority Credit Agreement exceeds $500 million at any time on or after September 30, 2010, or zero at any time on or after March 31, 2011.

        We believe we are in full compliance with all the covenants in our debt instruments as of March 31, 2010.

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

        Unfunded commitments—We generally fund construction and development loans and build outs of CTL space over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of March 31, 2010, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down are as follows (in thousands):

	Loans	CTL	Total
Performance-Based Commitments	$466,196	$5,753	$471,949
Discretionary Fundings	125,692	—	125,692
Strategic Investments	N/A	N/A	70,060

Total	$591,888	$5,753	$667,701

        Transactions with Related Parties—We have substantial investments in non-controlling interests of Oak Hill Advisors, L.P. and 12 related entities (see Note 7 of the Notes to our Consolidated Financial Statements) and a controlling interest in OHA Strategic Credit Fund Parallel I, L.P. In relation to our investment in these entities, we appointed to our Board of Directors a member that holds a substantial investment in these same entities. As of March 31, 2010, our carrying value in these entities was $212.3 million. We recorded equity in earnings from these investments of $8.1 million for the three months ended March 31, 2010. We have also invested directly in six funds managed by Oak Hill Advisors, L.P., which have a cumulative carrying value of $0.9 million as of March 31, 2010 and for which we recorded income of $0.1 million for the three months ended March 31, 2010. In addition, we have paid $0.1 million to certain of these entities representing management fees as well as advisory service related fees in conjunction with our debt repurchase transactions.

        Stock Repurchase Program—During the three months ended March 31, 2010, we repurchased 1.1 million shares of our outstanding Common Stock for approximately $3.9 million, at an average cost of $3.57 per share, and the repurchases were recorded at cost. As of March 31, 2010, we had $17.7 million of Common Stock available to repurchase under the authorized stock repurchase programs.

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

        A summary of our critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2009 in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of March 31, 2010.

        Recently Issued Accounting Pronouncements—For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see Note 3 of the Notes to the Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        There have been no material changes in Quantitative and Qualitative Disclosures About Market Risk for the first three months of 2010 as compared to the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2009. See discussion of quantitative and qualitative disclosures about market risk under Item 7a—"Quantitative and Qualitative Disclosures about Market Risk," included in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Accounting Officer (who is our Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. The Company has formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. The disclosure committee reports directly to the Company's Chief Executive Officer. The Chief Accounting Officer is currently a member of the disclosure committee.

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the disclosure committee and other members of management, including its Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) or Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding disclosure.

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

        On November 17, 2008, Plumbers Union Local No. 12 Pension Fund and Citiline Holdings, Inc. were appointed Lead Plaintiffs to pursue the Citiline Action. Plaintiffs filed a Consolidated Amended Complaint on February 2, 2009, purportedly on behalf of a putative class of investors who purchased iStar common stock between December 6, 2007 and March 6, 2008 (the "Complaint"). The Complaint named as defendants the Company, certain of its current and former executive officers, and certain investment banks who served as underwriters in the Company's Offering. The Complaint reasserted claims for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and added claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Plaintiffs allege the defendants made certain material misstatements and omissions relating to the Company's continuing operations, including the value of the Company's loan portfolio and certain debt securities held by the Company. The Complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorneys fees, and rescission of the public offering. No class has been certified. The Company and its current and former officers filed a motion to dismiss the Complaint on April 27, 2009, which was fully briefed as of August 20, 2009. On March 23, 2010, the Court heard oral argument on that motion and, on March 26, 2010, the Court issued its Order granting, in part, the dismissal of certain Securities Act claims against certain of the Company's current and former officers, but denying the motion as to all claims asserted against the Company. Accordingly, the discovery process has commenced. The Company believes the Citiline Action has no merit and intends to continue defending itself vigorously against it.

Shareholder Derivative Actions

        In April 2010, two separate shareholder derivative complaints were filed against the Company, as nominal defendant, members of the Board of Directors and current and former executive officers alleging breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. One complaint was filed in the United States District Court for the Southern District of New York and the other complaint was filed in New York state court. In each action, plaintiff seeks monetary damages, reimbursement for professional fees, improvements in governance and controls and disgorgement of profits. The Company and the individual defendants believe these claims have no merit and intend to defend themselves vigorously against these actions.

Shareholder Letters

        On two occasions in 2009, the Company received letters from persons claiming to own iStar shares and demanding that iStar address certain compensation, disclosure and other issues. In response to these demands, iStar appointed a special committee of independent directors. The committee, with the assistance of independent counsel, investigated the claims and concluded that the claimants either had not sustained damages or had not demonstrated they had standing to raise claims. The Company recently received a letter from another person claiming to own iStar shares and demanding that iStar take action against current and former officers and directors named in the letter to recover damages arising from alleged breaches of fiduciary duties. The special committee of independent directors will review the claims made in the letter. To date, none of the persons who made demand has filed suit.

ITEM 1A.    RISK FACTORS

        See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended March 31, 2010:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
January 1 – January 31, 2010	201,000	$2.53	201,000	$21,031,978
February 1 – February 28, 2010	222,000	$3.87	222,000	$20,179,520
March 1 – March 31, 2010	666,000	$3.83	666,000	$17,650,874

Total Purchases	1,089,000		1,089,000

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

ITEM 4.    (REMOVED AND RESERVED)

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

iSTAR FINANCIAL INC. Registrant
Date: May 7, 2010	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iSTAR FINANCIAL INC. Registrant
Date: May 7, 2010	/s/ DAVID DISTASO David DiStaso Chief Accounting Officer (principal financial officer)