Form 10-Q
period 2010-06-30
ISTAR FINANCIAL INC
filed 2010-08-06
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

        As of July 30, 2010, there were 93,413,570 shares of common stock, $0.001 par value per share of iStar Financial Inc., ("Common Stock") outstanding.

iStar Financial Inc.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Financial Statements

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	As of June 30, 2010	As of December 31, 2009
ASSETS
Loans and other lending investments, net	$6,115,092	$7,661,562
Corporate tenant lease assets, net	1,849,423	2,885,896
Other investments	422,203	433,130
Real estate held for investment, net	636,239	422,664
Other real estate owned	890,881	839,141
Assets held for sale	—	17,282
Cash and cash equivalents	531,520	224,632
Restricted cash	12,744	39,654
Accrued interest and operating lease income receivable, net	50,929	54,780
Deferred operating lease income receivable	65,825	122,628
Deferred expenses and other assets, net	79,048	109,206

Total assets	$10,653,904	$12,810,575

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$182,937	$252,110
Debt obligations, net	8,619,955	10,894,903

Total liabilities	8,802,892	11,147,013

Commitments and contingencies	—	—
Redeemable noncontrolling interests	7,441	7,444
Equity:
iStar Financial Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (see Note 11)	22	22
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 138,123 issued and 93,382 outstanding at June 30, 2010 and 137,868 issued and 94,216 outstanding at December 31, 2009	138	138
Additional paid-in capital	3,800,637	3,791,972
Retained earnings (deficit)	(1,858,829)	(2,051,376)
Accumulated other comprehensive income (see Note 14)	133	6,145
Treasury stock, at cost, $0.001 par value, 44,741 shares at June 30, 2010 and 43,652 shares at December 31, 2009	(154,932)	(151,016)

Total iStar Financial Inc. shareholders' equity	1,796,969	1,605,685
Noncontrolling interests	46,602	50,433

Total equity	1,843,571	1,656,118

Total liabilities and equity	$10,653,904	$12,810,575

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Interest income	$86,469	$142,181	$203,085	$319,408
Operating lease income	44,365	45,351	89,264	92,429
Other income	5,962	5,557	14,253	8,064

Total revenue	136,796	193,089	306,602	419,901

Costs and expenses:
Interest expense	82,313	110,532	169,529	225,162
Operating costs—corporate tenant lease assets	2,570	3,881	6,764	8,556
Depreciation and amortization	16,726	16,034	32,867	30,910
General and administrative	25,114	33,691	52,330	69,314
Provision for loan losses	109,359	435,016	198,828	693,112
Impairment of other assets	12,195	22,232	13,209	47,563
Other expense	19,309	58,861	36,993	69,184

Total costs and expenses	267,586	680,247	510,520	1,143,801

Income (loss) before earnings (loss) from equity method investments and gain on early extinguishment of debt	(130,790)	(487,158)	(203,918)	(723,900)
Gain on early extinguishment of debt, net	70,054	200,879	108,780	355,256
Earnings (loss) from equity method investments	13,750	1,864	25,180	(18,636)

Income (loss) from continuing operations	(46,986)	(284,415)	(69,958)	(387,280)
Income from discontinued operations	10,877	2,442	17,704	6,618
Gain from discontinued operations	265,960	—	265,960	11,617

Net income (loss)	229,851	(281,973)	213,706	(369,045)
Net (income) loss attributable to noncontrolling interests	(544)	271	1	1,514

Net income (loss) attributable to iStar Financial Inc.	229,307	(281,702)	213,707	(367,531)
Preferred dividends	(10,580)	(10,580)	(21,160)	(21,160)

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders(1)(2)(3)	$218,727	$(292,282)	$192,547	$(388,691)

Per common share data(3):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic and diluted	$(0.60)	$(2.87)	$(0.94)	$(3.85)
Net income (loss) attributable to iStar Financial Inc.:
Basic and diluted	$2.27	$(2.85)	$2.00	$(3.68)
Weighted average number of common shares—basic and diluted	93,382	99,769	93,651	102,671
Per HPU share data(1)(3):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic and diluted	$(114.27)	$(543.53)	$(177.33)	$(729.81)
Net income (loss) attributable to iStar Financial Inc.:
Basic and diluted	$430.13	$(539.00)	$378.93	$(697.07)
Weighted average number of HPU shares—basic and diluted	15	15	15	15

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

For the Six Months Ended June 30, 2010

(In thousands)

(unaudited)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock at cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$22	$9,800	$138	$3,791,972	$(2,051,376)	$6,145	$(151,016)	$50,433	$1,656,118
Dividends declared—preferred	—	—	—	—	(21,160)	—	—	—	(21,160)
Repurchase of stock	—	—	—	—	—	—	(3,916)	—	(3,916)
Restricted stock unit amortization, net	—	—	—	8,665	—	—	—	—	8,665
Net income for the period(2)	—	—	—	—	213,707	—	—	2	213,709
Contributions from noncontrolling interests	—	—	—	—	—	—	—	10	10
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,843)	(3,843)
Change in accumulated other comprehensive income	—	—	—	—	—	(6,012)	—	—	(6,012)

Balance at June 30, 2010	$22	$9,800	$138	$3,800,637	$(1,858,829)	$133	$(154,932)	$46,602	$1,843,571

Explanatory Notes:

(1)
See Note 11 for details on the Company's Cumulative Redeemable Preferred Stock.

(2)
For the six months ended June 30, 2010, net income presented above excludes $3 of net loss attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$213,706	$(369,045)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for loan losses	198,828	693,112
Non-cash expense for stock-based compensation	9,714	13,051
Impairment of other assets	13,506	50,148
Depreciation and amortization	39,125	48,598
Amortization of discounts/premiums and deferred financing costs on debt	(13,859)	3,950
Amortization of discounts/premiums, deferred interest and costs on lending investments	(51,171)	(66,257)
Discounts, loan fees and deferred interest received	10,384	4,821
(Earnings)/losses from equity method investments	(25,180)	18,636
Distributions from operations of equity method investments	19,819	18,149
Deferred operating lease income	(6,447)	(8,340)
Gain from discontinued operations	(265,960)	(11,617)
Gain on early extinguishment of debt, net	(109,932)	(355,256)
Other non-cash adjustments	(1,574)	423
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	3,852	19,748
Changes in deferred expenses and other assets, net	1,781	9,362
Changes in accounts payable, accrued expenses and other liabilities	(46,239)	(29,557)

Cash flows from operating activities	(9,647)	39,926

Cash flows from investing activities:
Add-on fundings under existing loan commitments	(240,423)	(734,107)
Repayments of and principal collections on loans	725,053	382,895
Purchase of securities	(223)	(11,137)
Net proceeds from sales of loans	201,497	399,720
Net proceeds from sales of CTL assets	1,309,942	36,455
Net proceeds from sales of other real estate owned	239,826	145,572
Net proceeds from repayments and sales of securities	213,018	16,328
Contributions to unconsolidated entities	(13,914)	(18,673)
Distributions from unconsolidated entities	5,582	5,811
Capital improvements for build-to-suit facilities	—	(7,152)
Capital expenditures on corporate tenant lease assets	(7,713)	(1,691)
Capital expenditures on real estate held for investment	(6,650)	(1,085)
Other investing activities, net	(4,362)	(6,773)

Cash flows from investing activities	2,421,633	206,163

Cash flows from financing activities:
Borrowings under revolving credit facilities	499	115,039
Repayments under revolving credit facilities	—	(350,896)
Borrowings under secured term loans	—	1,000,000
Repayments under secured term loans	(1,125,187)	(305,758)
Repayments under unsecured notes	(264,388)	(383,399)
Repurchases and redemptions of secured and unsecured notes	(696,276)	(423,691)
Net distributions to noncontrolling interests	(3,781)	(1,183)
Changes in restricted cash held in connection with debt obligations	9,111	114,300
Payments for deferred financing costs	—	(51,802)
Preferred dividends paid	(21,160)	(21,160)
Purchase of treasury stock	(3,916)	(16,724)

Cash flows from financing activities	(2,105,098)	(325,274)

Changes in cash and cash equivalents	306,888	(79,185)
Cash and cash equivalents at beginning of period	224,632	496,537

Cash and cash equivalents at end of period	$531,520	$417,352

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies

        As of June 30, 2010, the Company's significant accounting policies, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, have not changed, except for the following:

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

        Consolidated VIEs—The Company did not consolidate new entities resulting from the adoption of ASU 2009-17. The Company continues to consolidate OHA Strategic Credit Fund Parallel I, L.P. ("OHA SCF"), which was created to invest in distressed and undervalued loans, bonds, equities and other investments. As of June 30, 2010, OHA SCF had $41.4 million of total assets, no debt and $0.1 million of noncontrolling interest. The investments held by this entity are presented in "Other investments" on the Company's Consolidated Balance Sheets. As of June 30, 2010, the Company had a total unfunded commitment of $26.8 million to this entity.

        The Company also continues to consolidate Madison Deutsche Andau Holdings, LP ("Madison DA"), which was created to invest in mortgage loans secured by real estate in Europe. As of June 30, 2010, Madison DA had $53.6 million of total assets, no debt and $8.0 million of noncontrolling interest. The investments held by this entity are presented in "Loans and other lending investments, net" on the Company's Consolidated Balance Sheets.

        Unconsolidated VIEs—On January 1, 2010, the Company deconsolidated Moor Park Real Estate Partners II, L.P. Incorporated ("Moor Park") as a result of the adoption of ASU 2009-17. Moor Park is a third-party managed fund that was created to make investments in European real estate as a 33% investor along-side a sister fund. The Company determined it did not have the power to direct matters that most significantly impact the activities of the VIE due to its interest as a limited partner. There was no cumulative effect adjustment resulting from the deconsolidation and the investment continues to be classified in "Other investments" on the Company's Consolidated Balance Sheets. As of June 30, 2010, the

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

Company's carrying value in Moor Park was $11.1 million. The Company's maximum exposure to loss from this investment would not exceed the carrying value of its investment.

        In addition, the Company determined 26 of its other investments were VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's Consolidated Financial Statements. As of June 30, 2010, the Company's maximum exposure to loss from these investments would not exceed the sum of the $154.3 million carrying value of the investments and $33.4 million of related unfunded commitments.

        In addition, the Company has included supplemental disclosure on its reserve for loan losses policy, as follows:

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

        The general reserve component covers performing loans and reserves for loan losses are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. The formula-based general reserve is derived from estimated principal default probabilities and loss severities applied to groups of loans based upon risk ratings assigned to loans with similar risk characteristics during the Company's quarterly loan portfolio assessment. During this assessment the Company performs a comprehensive analysis of its loan portfolio and assign risk ratings to loans that incorporate management's current judgments about their credit quality based on all known relevant internal and external factors that may affect collectability. The Company considers, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. The Company estimates loss rates based on historical realized losses experienced within its portfolio and takes into account current economic conditions affecting the commercial real estate market when establishing appropriate time frames to evaluate loss experience.

        The asset-specific reserve component relates to reserves for losses on impaired loans. The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. This assessment is made on a loan-by-loan basis each quarter based on such factors as payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors. A reserve is established for an impaired loan when the present value of payments expected to be received, observable market prices, or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) is lower than the carrying value of that loan.

        Substantially all of the Company's impaired loans are collateral dependent and impairment is measured using the estimated fair value of collateral, less costs to sell. The Company generally uses the

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In more limited cases, the Company obtains external "as is" appraisals for loan collateral, generally when third party participations exist. Valuations are performed or obtained at the time a loan is determined to be impaired and designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred. In limited cases, appraised values may be discounted when real estate markets rapidly deteriorate.

        A loan is also considered impaired if its terms are modified in a troubled debt restructuring ("TDR"). A TDR occurs when the Company grants a concession to a borrower in financial difficulty by modifying the original terms of the loan. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loan.

New accounting standards

        In June 2010, Financial Accounting Standards Board ("FASB") issued ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses," ("ASU 2010-20"), which outlines specific disclosures that will be required for the allowance for credit losses and all finance receivables. Finance receivables includes loans, lease receivables and other arrangements with a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset on an entity's statement of financial position. ASU 2010-20 will require companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the financial statement to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. Required disclosures under ASU 2010-20 as of the end of a reporting period are effective for the Company's December 31, 2010 reporting period and disclosures regarding activities during a reporting period are effective for the Company's March 31, 2011 interim reporting period. The Company is currently evaluating the impact of these disclosures on its Consolidated Financial Statements.

        In February 2010, the FASB issued ASU 2010-10, "Consolidation (Topic 810): Amendments for Certain Investments Funds" ("ASU 2010-10"), which amended certain provisions of ASC 810-10. ASU 2010-10 defers the effective date of ASU 2009-17 for reporting enterprises' interest in certain entities and for certain money market mutual funds. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in ASC 810-10 (previously Statement of Financial Accounting Standards ("SFAS") No. 167) or other applicable consolidation guidance. In addition, ASU 2010-10 amended certain provisions to change how a decision maker or service provider determines whether its contract represents a variable interest. The Company adopted ASU 2010-10 on January 1, 2010, as required, and as a result, deferred the effective date of ASC 810-10 for certain entities that met the criteria.

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

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140" ("ASU 2009-16"), which eliminates the qualifying special-

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

purpose entity concept, creates a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and changes the de-recognition criteria for a transfer to be accounted for as a sale, changes the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor and requires new disclosures. The Company adopted ASU 2009-16 on January 1, 2010, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net

        The following is a summary of the Company's loans and other lending investments ($ in thousands):

	As of June 30, 2010					As of December 31, 2009
Type of Investment(1)	Loan Count	Performing Loans	Loan Count	Non- performing Loans(2)	Total	Loan Count	Performing Loans	Loan Count	Non- performing Loans(2)	Total
Senior Mortgages	100	$3,282,614	56	$2,740,030	$6,022,644	108	$3,791,633	73	$4,049,300	$7,840,933
Subordinate Mortgages	15	315,637	2	91,909	407,546	17	401,532	4	89,881	491,413
Corporate/Partnership Loans	18	860,507	4	124,219	984,726	19	887,555	6	70,074	957,629

Managed Loan Value(3)	133	4,458,758	62	2,956,158	7,414,916	144	5,080,720	83	4,209,255	9,289,975
Participated portion of loans(3)		(59,826)		(75,335)	(135,161)		(174,936)		(298,333)	(473,269)

Total Loans		$4,398,932		$2,880,823	7,279,755		$4,905,784		$3,910,922	8,816,706
Reserves for loan losses					(1,181,288)					(1,417,949)

Total Loans, net					6,098,467					7,398,757
Other lending investments—securities					16,625					262,805

Total Loans and other lending investments, net					$6,115,092					$7,661,562

Explanatory Notes:

(1)
Loans and other lending investments are presented net of unearned income, unamortized discounts and premiums and net unamortized deferred fees and costs. In total, these amounts represented a net discount of $128.9 million and $97.0 million as of June 30, 2010 and December 31, 2009, respectively.

(2)
Substantially all of the Company's impaired loans are collateral dependent and impairment has been measured using the fair value of collateral less costs to sell. Additionally, substantially all of the Company's specific reserves relate to loans where impairment was measured based on the estimated fair value of the loans' collateral. Non-performing loans have been determined to be impaired in accordance with the Company's policy and are on non-accrual status. As of June 30, 2010 and December 31, 2009, the Company had non-accrual loans with a total carrying value of $3.05 billion and $4.13 billion, respectively, which included non-performing loans and certain loans that were restructured in troubled debt restructurings.

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

        Changes in the Company's reserve for loan losses were as follows (in thousands):

Reserve for loan losses, December 31, 2008	$976,788
Provision for loan losses	1,255,357
Charge-offs	(814,196)

Reserve for loan losses, December 31, 2009(1)	1,417,949
Provision for loan losses	198,828
Charge-offs	(435,489)

Reserve for loan losses, June 30, 2010(1)	$1,181,288

Explanatory Note:

(1)
Total reserve for loan losses at June 30, 2010 and December 31, 2009, included asset specific reserves of $1.01 billion and $1.24 billion, respectively, and general reserves of $174.1 million and $174.9 million, respectively.

        During the six months ended June 30, 2010, the Company funded $240.4 million under existing loan commitments and received gross principal repayments of $1.09 billion, of which a portion of these repayments were allocable to the Fremont Participation (as defined below). During the six months ended June 30, 2010, the Company sold loans with a total carrying value of $266.9 million, for which it recognized charge-offs of $65.4 million. Additionally, the Company provided $105.6 million of mezzanine loans associated with financing the sale of a portfolio of 32 CTL assets (see Note 6).

        During the six months ended June 30, 2010, the Company received title to properties in full or partial satisfaction of non-performing mortgage loans with a carrying value of $782.6 million for which the properties had served as collateral, and recorded charge-offs totaling $268.9 million related to these loans. These properties were recorded as Other real estate owned ("OREO") and Real estate held for investment ("REHI") on the Company's Consolidated Balance Sheets (see Note 5).

        The carrying value of impaired loans was $3.09 billion and $4.20 billion as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, the Company assessed the impaired loans for specific impairment and determined that non-performing loans with a carrying value of $2.38 billion required specific reserves totaling $1.01 billion and that the remaining impaired loans did not require any specific reserves. The average carrying value of total impaired loans was approximately $3.63 billion and $3.83 billion during the six months ended June 30, 2010 and 2009, respectively. The Company recorded interest income from cash payments received on impaired loans of $3.9 million and $23.5 million for the three and six months ended June 30, 2010, respectively, and $5.9 million and $8.9 million for the three and six months ended June 30, 2009.

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

        Changes in the outstanding Fremont Participation balance were as follows (in thousands):

Loan participation, December 31, 2009	$473,269
Principal repayments(1)	(338,108)

Loan participation, June 30, 2010	$135,161

Explanatory Note:

(1)
Includes $36.6 million of principal repayments received by the Company as of June 30, 2010 that had not yet been remitted to the Fremont Participation holder and are reflected as a payable in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets.

        Loans acquired with deteriorated credit quality—The Company holds certain loans initially acquired at a discount, for which it was probable, at acquisition, that all contractually required payments would not be received. As of June 30, 2010 and December 31, 2009, these loans had cumulative principal balances of $174.3 million and $168.6 million, respectively, and cumulative carrying values of $154.2 million and $148.3 million, respectively. The Company does not have a reasonable expectation about the timing and amount of cash flows expected to be collected on these loans and is recognizing income when cash is received or applying cash to reduce the carrying value of the loans. The majority of these loans were acquired in the acquisition of Fremont CRE.

        Securities—During the six months ended June 30, 2010, the Company recognized $9.0 million in net gains resulting from a $205.0 million prepayment of held-to-maturity debt securities and sales of its remaining available-for-sale debt securities.

        During the six months ended June 30, 2009, the Company determined that unrealized credit related losses on certain held-to-maturity and available-for-sale debt securities were other-than-temporary and recorded impairment charges totaling $9.5 million in "Impairment of other assets" on the Company's Consolidated Statements of Operations.

        Encumbered loans—As of June 30, 2010 and December 31, 2009, loans and other lending investments with a carrying value of $3.55 billion and $4.39 billion, respectively, were pledged as collateral under the Company's secured indebtedness.

Note 5—Real estate held for investment, net and Other real estate owned

        During the six months ended June 30, 2010, the Company received title to properties in full or partial satisfaction of non-performing mortgage loans with an aggregate estimated fair value of $513.7 million, for which those properties had served as collateral. Of that amount, properties with a value of $197.8 million were classified as REHI and $315.9 million as OREO, based on management's strategy to either hold the properties over a longer period or to market them for sale.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 5—Real estate held for investment, net and Other real estate owned (Continued)

        Real estate held for investment, net—REHI consisted of the following (in thousands):

	As of June 30, 2010	As of December 31, 2009
Land held for investment and development	$453,539	$290,283
Other operating properties	187,976	135,281
Less: accumulated depreciation and amortization	(5,276)	(2,900)

Real estate held for investment, net	$636,239	$422,664

        For the three and six months ended June 30, 2010, the Company recorded REHI operating income of $4.4 million and $8.5 million, respectively, in "Other income" and REHI operating expenses of $6.0 million and $12.2 million, respectively, in "Other expense," on the Company's Consolidated Statements of Operations.

        Other real estate owned—During the six months ended June 30, 2010, the Company sold OREO assets with a carrying value of $237.9 million. For the three and six months ended June 30, 2010, the Company recorded impairment charges to OREO properties totaling $12.2 million and $17.1 million, respectively, and recorded net expenses related to holding costs for OREO properties of $7.3 million and $13.9 million, respectively.

        For the three and six months ended June 30, 2009, the Company recorded impairment charges to OREO properties totaling $22.2 million and $28.9 million, respectively, and recorded net expenses related to holding costs for OREO properties of $7.0 million and $13.4 million, respectively.

        Encumbered OREO and REHI assets—As of June 30, 2010 and December 31, 2009, OREO assets with a carrying value of $371.6 million and $232.7 million, respectively, and REHI assets with a carrying value of $26.5 million and $27.1 million, respectively were pledged as collateral under the Company's secured indebtedness.

Note 6—Corporate Tenant Lease Assets, net

        The Company's investments in CTL assets, at cost, were as follows (in thousands):

	As of June 30, 2010	As of December 31, 2009
Facilities and improvements	$1,698,188	$2,761,083
Land and land improvements	461,345	639,581
Less: accumulated depreciation	(310,110)	(514,768)

Corporate tenant lease assets, net	$1,849,423	$2,885,896

        On June 25, 2010, the Company completed the sale of a portfolio of 32 CTL assets to a single purchaser for a gross purchase price of $1.35 billion that resulted in a net gain of $250.3 million. The aggregate carrying value of the 32 CTL assets was $1.05 billion. In relation to this transaction, the Company reduced its gain on sale and recorded a liability of $30.0 million based upon certain contingent

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 6—Corporate Tenant Lease Assets, net (Continued)

obligations potentially owing to the purchaser. Proceeds from this transaction were used to repay a $947.9 million term loan collateralized by the properties being sold that was scheduled to mature in April 2011, as well as for general corporate purposes. See Note 9 for additional details on the repayment of the debt collateralized by these assets. As part of the purchaser's financing for the transaction, the Company provided the purchaser with $105.6 million of mezzanine loans with initial blended rates of 8.8% per annum and effective maturities of three to five years.

        Summarized financial information for discontinued operations related to the sale of the portfolio of 32 CTL assets is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Total revenues	$26,923	$28,596	$55,558	$57,193
Income from discontinued operations	$10,715	$3,520	$16,382	$5,733

        In addition to the sale of the portfolio of 32 CTL assets, as noted above, during the three and six months ended June 30, 2010, the Company sold CTL assets with carrying values of $53.9 million and $71.1 million, respectively, which resulted in gains of $15.6 million and $15.6 million, respectively. During the three and six months ended June 30, 2009, the Company sold CTL assets with carrying values of $4.1 million and $24.8 million, respectively, which resulted in no gains or losses for the three months ended June 30, 2009 and gains of $11.6 million for the six months ended June 30, 2009.

        The Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements were $9.0 million and $17.7 million for the three and six months ended June 30, 2010, respectively, and $10.4 million and $18.9 million for the three and six months ended June 30, 2009, respectively. Of these amounts, $6.5 million and $12.4 million for the three and six months ended June 30, 2010, respectively, and $7.1 million and $12.4 million for the three and six months ended June 30, 2009, respectively, were included as a reduction of "Operating costs—corporate tenant lease assets," and the remainder was included in "Income from discontinued operations" on the Company's Consolidated Statements of Operations.

        Allowance for doubtful accounts—As of June 30, 2010 and December 31, 2009, the total allowance for doubtful accounts related to tenant receivables was $2.1 million and $2.8 million, respectively.

        Encumbered CTL assets—As of June 30, 2010 and December 31, 2009, CTL assets with a carrying value of $1.42 billion and $2.59 billion, respectively, were encumbered with mortgages or pledged as collateral under the Company's secured indebtedness.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Other Investments

        Other investments consist of the following items (in thousands):

	As of June 30, 2010	As of December 31, 2009
Equity method investments	$386,373	$339,002
CTL in-place lease intangibles, net(1)(2)	27,879	48,751
Cost method investments	7,657	6,923
Marketable securities	294	38,454

Other investments	$422,203	$433,130

Explanatory Note:

(1)
Accumulated amortization for these assets was $23.2 million and $33.1 million as of June 30, 2010 and December 31, 2009, respectively. Amortization expense related to these assets was $1.6 million and $3.2 million for the three and six months ended June 30, 2010, respectively, and $2.4 million and $4.0 million for the three and six months ended June 30, 2009, respectively.

(2)
During the three months ended June 30, 2010, $14.8 million of CTL in-place lease intangibles were disposed of in connection with the sale of a portfolio of 32 CTL assets (see Note 6).

Equity method investments

        The Company's equity method investments and its proportionate share of their results were as follows (in thousands):

	Carrying value		Equity in earnings
			For three months ended June 30,		For six months ended June 30,
	As of June 30, 2010	As of December 31, 2009
			2010	2009	2010	2009
Oak Hill	$170,688	$180,372	$4,414	$2,603	$8,490	$4,860
Madison Funds	87,428	75,096	4,376	941	6,054	(7,579)
Other	128,257	83,534	4,960	(1,680)	10,636	(15,917)

Total	$386,373	$339,002	$13,750	$1,864	$25,180	$(18,636)

        During the six months ended June 30, 2009, the Company recorded a non-cash out-of-period charge of $9.4 million to recognize additional losses from an equity method investment as a result of additional depreciation expense that should have been recorded at the equity method entity. This adjustment was recorded as a reduction to "Other investments" on the Company's Consolidated Balance Sheets and a decrease to "Earnings (losses) from equity method investments," on the Company's Consolidated Statements of Operations. The Company concluded that the amount of losses that should have been recorded in periods beginning in July 2007 were not material to any of its previously issued financial statements. The Company also concluded that the cumulative out-of-period charge was not material to the fiscal year in which it has been recorded. As such, the charge was recorded in the Company's Consolidated Statements of Operations for the six months ended June 30, 2009, rather than restating prior periods.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Other Assets and Other Liabilities

        Deferred expenses and other assets, net, consist of the following items (in thousands):

	As of June 30, 2010	As of December 31, 2009
Deferred financing fees, net(1)	$26,447	$41,959
Other receivables	13,247	15,235
Corporate furniture, fixtures and equipment, net(2)	12,219	14,550
Leasing costs, net(3)	7,150	14,830
Other assets	19,985	22,632

Deferred expenses and other assets, net	$79,048	$109,206

Explanatory Notes:

(1)
Accumulated amortization on deferred financing fees was $28.7 million and $30.3 million as of June 30, 2010 and December 31, 2009, respectively.

(2)
Accumulated depreciation on corporate furniture, fixture and equipment was $6.8 million and $5.6 million as of June 30, 2010 and December 31, 2009, respectively.

(3)
Accumulated amortization on leasing costs was $5.0 million and $11.2 million as of June 30, 2010 and December 31, 2009, respectively.

        Accounts payable, accrued expenses and other liabilities consist of the following items (in thousands):

	As of June 30, 2010	As of December 31, 2009
Accrued interest payable	$38,851	$49,697
Fremont Participation payable (see Note 4)	36,919	67,711
Accrued expenses	29,184	37,388
Unearned operating lease income	14,158	17,153
Deferred tax liabilities	9,676	9,336
Security deposits from customers	5,879	24,763
Property taxes payable	4,309	5,211
Other liabilities	43,961	40,851

Accounts payable, accrued expenses and other liabilities	$182,937	$252,110

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net

        As of June 30, 2010 and December 31, 2009, the Company's debt obligations were as follows (in thousands):

	Carrying Value as of
	June 30, 2010	December 31, 2009	Stated Interest Rates	Scheduled Maturity Date
Secured revolving credit facilities:
Line of credit(1)	$609,485	$625,247	LIBOR + 1.50%	June 2011
Line of credit(1)	334,180	334,180	LIBOR + 1.50%	June 2012
Unsecured revolving credit facilities:
Line of credit	496,479	504,305	LIBOR + 0.85%	June 2011
Line of credit	242,915	244,295	LIBOR + 0.85%	June 2012

Total revolving credit facilities	1,683,059	1,708,027
Secured term loans:
Collateralized by CTLs	—	947,862	6.25%	April 2011
Collateralized by loans, CTLs, REHI and OREO(1)	1,055,000	1,055,000	LIBOR + 1.50%	June 2011
Collateralized by loans, CTLs, REHI and OREO(1)	596,047	621,221	LIBOR + 1.50%	June 2012
Collateralized by loans, CTLs, REHI and OREO(2)	1,000,000	1,000,000	LIBOR + 2.50%	June 2012
Collateralized by CTLs	—	114,279	11.438%	December 2020
Collateralized by CTLs and OREO	197,935	260,980	LIBOR + 1.65%	Various through 2029
			6.4%—8.4%

Total secured term loans	2,848,982	3,999,342
Secured notes:
8.0% senior notes(3)	—	155,253	8.0%	March 2011
10.0% senior notes(3)(4)	312,329	479,548	10.0%	June 2014

Total secured notes	312,329	634,801
Unsecured notes:
LIBOR + 0.35% senior notes	—	158,699	LIBOR + 0.35%	March 2010
5.375% senior notes	—	143,509	5.375%	April 2010
6.0% senior notes	131,934	251,086	6.0%	December 2010
5.80% senior notes	151,358	192,890	5.80%	March 2011
5.125% senior notes	146,356	175,168	5.125%	April 2011
5.65% senior notes	220,673	286,787	5.65%	September 2011
5.15% senior notes	350,436	406,996	5.15%	March 2012
5.50% senior notes	111,770	146,470	5.50%	June 2012
LIBOR + 0.50% senior convertible notes(5)	787,750	787,750	LIBOR + 0.50%	October 2012
8.625% senior notes	501,701	508,701	8.625%	June 2013
5.95% senior notes	448,453	459,453	5.95%	October 2013
6.5% senior notes	67,055	75,635	6.5%	December 2013
5.70% senior notes	200,601	206,601	5.70%	March 2014
6.05% senior notes	105,765	105,765	6.05%	April 2015
5.875% senior notes	261,403	261,403	5.875%	March 2016
5.85% senior notes	99,722	99,722	5.85%	March 2017

Total unsecured notes	3,584,977	4,266,635
Other debt obligations	100,000	100,000	LIBOR + 1.5%	October 2035

Total debt obligations	8,529,347	10,708,805
Debt premiums/(discounts), net(4)(5)	90,608	186,098

Total debt obligations, net	$8,619,955	$10,894,903

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net (Continued)

Explanatory Notes:

(1)
Represents outstanding borrowings under the Company's Second Priority Credit Agreements. Under these agreements, the participating lenders have a second priority lien on the same collateral pool securing the First Priority Credit Agreement (see below). As of June 30, 2010, there was approximately $41.2 million that was immediately available to draw under the Second Priority Credit Agreements. These revolving and term loan commitments have an annual commitment fee of 0.20%.

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

(3)
Represents the Company's Second Priority Secured Exchange Notes which are collateralized by a second priority lien on the same pool of collateral pledged under the First and Second Priority Credit Agreements.

(4)
As of June 30, 2010, debt premiums/(discounts), net includes unamortized debt premiums of $125.2 million associated with the Second Priority Secured Exchange Notes, which resulted from the unsecured/secured note exchange transactions completed in May 2009.

(5)
As of June 30, 2010, the outstanding principal balance of the Company's senior convertible notes was $787.8 million, the unamortized discount was $27.4 million and the net carrying amount of the liability was $760.4 million. As of June 30, 2010, none of the conversion triggers have been met and the carrying value of the additional paid-in-capital, or equity component of the convertible notes, was $37.4 million. For the three and six months ended June 30, 2010, the Company recognized interest expense on the convertible notes of $4.2 million and $8.3 million, respectively, in "Interest expense" on its Consolidated Statements of Operations, of which $2.7 million and $5.3 million, respectively, related to the amortization of the debt discount. For the three and six months ended June 30, 2009, the Company recognized interest expense on the convertible notes of $5.9 million and $12.1 million, respectively, in "Interest expense" on its Consolidated Statements of Operations, of which $2.5 million and $4.9 million, respectively, related to the amortization of the debt discount.

        Future Scheduled Maturities—As of June 30, 2010, future scheduled maturities of outstanding long-term debt obligations, net are as follows (in thousands):

2010 (remaining six months)(1)	$136,185
2011(1)	2,742,754
2012(1)	3,423,098
2013	1,072,634
2014	512,930
Thereafter	641,746

Total principal maturities	8,529,347
Unamortized debt premiums/(discounts), net	90,608

Total long-term debt obligations, net	$8,619,955

Explanatory Note:

(1)
As further discussed in Debt Covenants below, although due in 2012, as presented above, if the Company does not pay down the outstanding balance of its $1.0 billion First Priority Credit Agreement by $500 million by September 30, 2010 and an additional $500 million by March 31, 2011, payments of principal and net sale proceeds received by the Company in respect of assets constituting collateral for its obligation under this agreement must be applied towards the mandatory prepayment of the loan and commitment reductions under the agreement.

        Repayments and Note Repurchases—During the six months ended June 30, 2010, the Company retired $457.5 million par value of our senior secured and unsecured notes through open market repurchases, and redeemed $282.3 million of senior secured notes with various maturities ranging from March 2010 to June 2014. In connection with these repurchases and redemptions, the Company recorded an aggregate gain on early extinguishment of debt of $77.7 million and $116.4 million for the three and six months ended

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net (Continued)

June 30, 2010, respectively. The Company also repaid $264.4 million of unsecured notes at maturity during the first half of 2010.

        During the same period, the Company repaid secured term loans, including a $947.9 million non-recourse loan that was collateralized by the portfolio of 32 CTL assets sold during the period, as well as $149.0 million of other term loans with various maturities. In connection with these repayments, the Company wrote-off unamortized deferred financing costs and incurred other expenses totaling $7.6 million, which reduced net gain on early extinguishment of debt during the three and six months ended June 30, 2010.

Debt Covenants

        The Company's ability to borrow under its secured credit facilities depends on maintaining compliance with various covenants, including a minimum tangible net worth covenant and specified financial ratios, such as fixed charge coverage, unencumbered assets to unsecured indebtedness, eligible collateral coverage and leverage ratios. All of these covenants in the Company's facilities are maintenance covenants and, if breached could result in an acceleration of the Company's facilities if a waiver or modification is not agreed upon with the required lenders (see Business Risks and Uncertainties in Note 10). The Company's secured credit facilities also impose limitations on repayments, repurchases, refinancings and optional redemptions of its existing unsecured and secured debt securities, as well as limitations on repurchases of its Common Stock. Specifically, the Company may refinance its outstanding senior unsecured notes using up to $1.0 billion of second priority secured notes (of which $634.8 million principal amount has been issued to date) and an unlimited amount of third priority secured notes in exchange transactions, or new unsecured notes subject to certain limitations. In addition, while there are outstanding borrowings under the Company's First Priority Credit Agreement, the Company may use up to an aggregate of $350.0 million to repurchase its senior unsecured notes maturing after June 26, 2012 and its Common Stock; provided, however, that no more than $50.0 million may be used for Common Stock repurchases prior to December 31, 2010 and no more than $100.0 million may be used for all Common Stock repurchases. There is no limitation on the Company's ability to repurchase senior unsecured notes maturing on or before June 26, 2012. Upon repayment of all borrowings under the Company's First Priority Credit Agreement, the aggregate limitation is increased to $750.0 million. Through June 30, 2010, the Company has used $346.0 million of its $350.0 million basket to repurchase senior unsecured notes maturing after June 26, 2012 and Common Stock, of which $33.4 million was used to purchase Common Stock.

        For so long as the Company maintains its qualification as a REIT, the secured credit facilities permit the Company to distribute 100% of its REIT taxable income on an annual basis. The Company may not pay common dividends if it ceases to qualify as a REIT.

        The Company's outstanding debt securities also contain covenants that include fixed charge coverage and unencumbered assets to unsecured indebtedness ratios and its secured debt securities have an eligible collateral coverage requirement. The fixed charge coverage ratio in the Company's debt securities is an incurrence test. If the Company does not meet the fixed charge coverage ratio, its ability to incur additional indebtedness will be restricted. The unencumbered assets to unsecured indebtedness covenant and the eligible collateral coverage covenant are maintenance covenants and, if breached and not cured within applicable cure periods, could result in acceleration of the Company's debt securities unless a waiver

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net (Continued)

or modification is agreed upon with the requisite percentage of the bondholders. Based on the Company's unsecured credit ratings at June 30, 2010, the financial covenants in its debt securities, including the fixed charge coverage ratio and maintenance of unencumbered assets to unsecured indebtedness ratio, are operative.

        The Company's secured credit facilities contain cross default provisions that would allow the lenders to declare an event of default and accelerate the Company's indebtedness to them if the Company fails to pay amounts due in respect of the Company's other recourse indebtedness in excess of specified thresholds, or if such other recourse indebtedness is accelerated or the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. The Company's unsecured credit facilities and the indentures governing its debt securities provide that the lenders thereunder may declare an event of default and accelerate the indebtedness to them if a payment default occurs at maturity under the Company's other recourse indebtedness in excess of specified thresholds or if such indebtedness is otherwise accelerated for any reason.

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

        The Company believes it is in full compliance with all the covenants in its debt obligations as of June 30, 2010.

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

Note 10—Commitments and Contingencies

        Business Risks and Uncertainties—Financial market conditions, including the economic recession and tightening of credit markets, have continued to significantly impact the commercial real estate market and

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 10—Commitments and Contingencies (Continued)

financial services industry. The severe economic downturn led to a decline in commercial real estate values which, combined with a lack of available debt financing for commercial and residential real estate assets, have limited borrowers' ability to repay or refinance their loans. Further, the ability of many of the Company's borrowers to sell units in residential projects has been adversely impacted by the difficult economic conditions and the lack of end loan financing available to residential unit purchasers. These factors have adversely affected the Company's business, financial condition and operating performance resulting in significant levels of non-performing assets and provisions for loan losses, increasing amounts of real estate owned and real estate held for investment as the Company has foreclosed on defaulting borrowers, and a reduction in available liquidity. The economic conditions and their effect on the Company's operations have also resulted in increases in the Company's financing costs, a continuing inability to access the unsecured debt markets, depressed prices for the Company's Common Stock, the continued suspension of quarterly Common Stock dividends and narrower margins of compliance by the Company with its debt covenants.

        The Company has responded to the adverse market conditions by implementing various initiatives, including curtailing its asset origination activities in favor of asset management, reducing its balance sheet through asset sales, repurchasing its debt at a discount to par and deleveraging. The Company has been able to partially mitigate the impact of the decline in operating results through the recognition of gains associated with sales of assets and the repurchase and retirement of debt at a discount, which have enabled it to maintain compliance with its debt covenants and to reduce outstanding indebtedness. The Company expects to use such initiatives and other strategies, as available, to offset declines in operating results; however, the Company's ability to retire additional debt at a discount is limited by covenants in the Company's secured bank credit facilities, as described further in the Debt Covenants section of Note 9. There can be no assurance that the Company's efforts in this regard will be successful. The Company's plans are dynamic and it expects to adjust its plans as market conditions change.

        From a liquidity perspective, the Company expects to continue to experience significant uncertainty with respect to its sources of funds. The Company's capital sources in today's financing environment primarily include repayments from its loan assets, proceeds from asset sales, secured financings and possibly other capital raising transactions. These sources may be affected by a variety of factors, many of which are outside of the Company's control, including general economic and financing conditions, volatility in the financial markets, the Company's borrowers' ability to repay their obligations and levels of demand from buyers of commercial real estate assets. As of June 30, 2010, the Company had $531.5 million of unrestricted cash. The Company has approximately $136.2 million aggregate principal amount of indebtedness maturing during the remainder of 2010 and approximately $2.66 billion aggregate principal amount of indebtedness maturing on or before June 30, 2011. The Company will need additional liquidity to supplement expected loan repayments and cash generated from operations in order to meet its debt maturities and funding obligations. The Company expects to continue to utilize asset sales and other available capital sources as means of generating liquidity to reduce its outstanding debt obligations, while at the same time exploring alternatives for realigning the long-term structure of the Company's assets and liabilities. In May 2010, the Company announced that it retained a third party advisor to assist the Company in exploring such alternatives which could include, among other things, refinancing and/or restructuring some or all of the Company's outstanding indebtedness. There can be no assurance that the Company will be able to execute such alternatives or generate sufficient liquidity to meet its cash needs.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 10—Commitments and Contingencies (Continued)

        The Company's primary recourse debt instruments include its secured and unsecured bank credit facilities and its secured and unsecured debt securities. The Company believes it is in compliance with all the covenants in those debt instruments as of June 30, 2010, however, the Company's financial results have put pressure on its ability to maintain compliance with certain of its debt covenants. The Company intends to operate its business in order to remain in compliance with its debt covenants; however, it is possible that the Company will not be able to do so.

        A failure by the Company to refinance or repay its indebtedness as it comes due, or to satisfy a covenant, would likely trigger a default or an event of default which could give the lenders under the affected indebtedness the ability to accelerate the debt. Most of the Company's recourse debt instruments contain cross default and/or cross-acceleration provisions which may be triggered by defaults or accelerations of the Company's recourse debt above specified thresholds. If the Company is unable to refinance or repay its debt as it comes due, the Company's business, financial condition, results of operations and Common Stock price will be materially and adversely affected.

        Unfunded Commitments—The Company has certain off-balance sheet unfunded commitments. The Company generally funds construction and development loans and build-outs of CTL space over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. The Company refers to these arrangements as Performance-Based Commitments. In addition, the Company will sometimes establish a maximum amount of additional fundings which it will make available to a borrower or tenant for an expansion or addition to a project if it approves of the expansion or addition at its sole discretion. The Company refers to these arrangements as Discretionary Fundings. Finally, the Company has committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of June 30, 2010, the maximum amounts of the fundings the Company may make under each category, assuming all performance hurdles and milestones are met under Performance-Based Commitments, that it will approve all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down are as follows (in thousands):

	Loans	CTL	Total
Performance-Based Commitments	$215,505	$3,174	$218,679
Discretionary Fundings	251,843	—	251,843
Strategic Investments	N/A	N/A	61,022

Total	$467,348	$3,174	$531,544

        Other Commitments—In 2009, as a result of the Company's decision to remain in its current space that is leased through 2021, the Company entered into a settlement agreement with a landlord regarding a separate long-term lease for new headquarters space. Under the settlement, the Company agreed to pay the landlord a $42.4 million settlement payment in order to settle all disputes between the Company and the landlord relating to the lease and the landlord agreed among other things, to terminate the lease. For the six months ended June 30, 2009, the Company recognized a $42.4 million lease termination expense in "Other expense" on the Company's Consolidated Statements of Operations.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 11—Equity

        Preferred Stock—The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of June 30, 2010 and December 31, 2009:

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

(2)
The Company declared and paid dividends aggregating $4.0 million, $5.5 million, $3.9 million, $3.1 million and $4.7 million on its Series D, E, F, G, and I preferred stock, respectively, during the six months ended June 30, 2010. There are no dividend arrearages on any of the preferred shares currently outstanding.

        Dividends—In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income and must distribute 100% of its taxable income to avoid paying corporate federal income taxes. The Company has recorded net operating losses and may record net operating losses in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may be required to borrow to make sufficient dividend payments. The Company's secured credit facilities permit the Company to distribute 100% of its REIT taxable income on an annual basis, for so long as the Company maintains its qualification as a REIT. The secured credit facilities restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any Common Stock dividends for the six months ended June 30, 2010.

        Stock Repurchase Program—During the six months ended June 30, 2010, the Company repurchased 1.1 million shares of its outstanding Common Stock for approximately $3.9 million, at an average cost of $3.57 per share, and the repurchases were recorded at cost. As of June 30, 2010, the Company had

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 11—Equity (Continued)

$17.7 million of Common Stock available to repurchase under the authorized stock repurchase programs. The Company's Common Stock repurchases are further restricted by limitations imposed by the Company's secured bank credit facilities, as discussed further in the Debt Covenants section of Note 9.

        Noncontrolling Interest—The following table presents amounts attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders and excludes amounts attributable to noncontrolling interests (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Amounts attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders
Income (loss) from continuing operations	$(47,530)	$(284,144)	$(69,957)	$(385,766)
Income from discontinued operations	10,877	2,442	17,704	6,618
Gain from discontinued operations	265,960	—	265,960	11,617

Net income (loss)	229,307	(281,702)	213,707	(367,531)
Preferred dividends	(10,580)	(10,580)	(21,160)	(21,160)

Net income (loss) allocable to common shareholders, HPU holders and Participating Security holders	$218,727	$(292,282)	$192,547	$(388,691)

Note 12—Stock-Based Compensation Plans and Employee Benefits

        Stock-based Compensation—The Company recorded stock-based compensation expense of $5.0 million and $9.7 million for the three and six months ended June 30, 2010, respectively, and $7.5 million and $13.1 million for the three and six months ended June 30, 2009, respectively in "General and administrative" on the Company's Consolidated Statements of Operations. As of June 30, 2010, there was $24.2 million of total unrecognized compensation cost related to all non-vested restricted stock units. That cost is expected to be recognized over a weighted average remaining vesting/service period of 1.15 years. As of June 30, 2010, an aggregate of 3.1 million shares remain available for issuance pursuant to future awards under the Company's 2006 and 2009 Long-Term Incentive Plans.

  Restricted Stock Units

        2010 Awards—On February 17, 2010, the Company granted 1,516,074 service-based restricted stock units to employees that represent the right to receive an equivalent number of shares of the Company's Common Stock (after deducting shares for minimum required statutory withholdings) if and when the units vest. These units will cliff vest on February 17, 2012 if the employee is employed by the Company on that date and carry dividend equivalent rights that entitle the holder to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock. The grant date fair value of these awards was $4.7 million. As of June 30, 2010, 1,401,837 of these awards remained outstanding.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

        On March 2, 2010, the Company granted 806,518 performance-based restricted stock units to its Chairman and Chief Executive Officer. These units represent the right to receive an equivalent number of shares of the Company's Common Stock (after deducting shares for minimum required statutory withholdings) if and when the units vest. The performance-based units will cliff vest on March 2, 2012 if certain performance and service conditions have been achieved, relating to reduction in the Company's general and administrative expenses, retirement of debt and continued employment. Upon achievement of the performance conditions prior to the cliff vesting date, these performance-based units thereafter carry dividend equivalent rights that entitle the holder to receive dividend payments, if and when dividends are paid on shares of the Company's Common Stock. The grant date fair value of these performance based units was $3.2 million. As of June 30, 2010, all of these awards remained outstanding.

        Other Outstanding Awards—In addition to the awards granted in 2010, noted above, the following awards remained outstanding as of June 30, 2010:

  •
  2,001,929 service-based restricted stock units with original vesting terms ranging from two to five years that are entitled to be paid dividends if and when dividends are paid on shares of the Company's Common Stock.

  •
  8,510,000 market-condition based restricted stock units granted to executives and other officers of the Company on December 19, 2008. These units will vest only if specified price targets for the Company's Common Stock are achieved and if the employee is thereafter employed on the vesting date, as follows: (a) if the Common Stock achieves an average price of $7.00 or more (average NYSE closing price over 20 consecutive trading days) prior to December 19, 2010, the units will vest in two equal installments on January 1, 2011 and January 1, 2012; and (b) if the units do not achieve the $7.00 average price target, but the Common Stock achieves an average price of $10.00 or more (average NYSE closing price over 20 consecutive trading days) prior to December 19, 2011, the units will vest in one installment on January 1, 2012. These awards established a $4.00 average price target for the initial period ended December 19, 2009, which was not achieved, therefore, only the $7.00 and $10.00 average price targets remain applicable. If an applicable price target has been achieved, the units will thereafter be entitled to dividend equivalent payments as dividends are paid on the Company's Common Stock.

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

  •
  341,199 market-condition based restricted stock units outstanding that were granted to employees on January 18, 2008 and cliff vest on December 31, 2010, only if the total shareholder return on the Company's Common Stock is at least 20% (compounded annually, including dividends) from the date of the award through the end of the vesting period. Total shareholder return will be based on the average NYSE closing prices for the Company's Common Stock for the 20 days prior to (a) the

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

    date of the award on January 18, 2008 (which was $25.04) and (b) the vesting date. No dividends will be paid on these units prior to vesting.

        Stock Options—As of June 30, 2010, the Company had 142,788 stock options outstanding and exercisable with a weighted average strike price of $24.87 and a weighted average remaining contractual life of 1.09 years.

        Common Stock Equivalents ("CSEs")—During the three months ended June 30, 2010, the Company granted 84,573 CSEs to members of the Board of Directors at a grant date fair value of $5.91 per share. These CSEs have a one-year service vesting period and pay dividends in an amount equal to the dividends paid on the equivalent number of shares of the Company's Common Stock from the date of grant, as and when dividends are paid on the Common Stock. As of June 30, 2010, 281,958 CSEs granted to members of the Company's Board of Directors remained outstanding and had an aggregate intrinsic value of $1.3 million.

        401(k) Plan—The Company made gross contributions to its 401(k) Plan of approximately $0.2 million and $0.8 million for the three and six months ended June 30, 2010, respectively, and $0.2 million and $1.0 million for the three and six months ended June 30, 2009.

Note 13—Earnings Per Share

        The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted EPS calculations (in thousands, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Income (loss) from continuing operations	$(46,986)	$(284,415)	$(69,958)	$(387,280)
Net (income) loss attributable to noncontrolling interests	(544)	271	1	1,514
Preferred dividends	(10,580)	(10,580)	(21,160)	(21,160)

Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders and HPU holders	$(58,110)	$(294,724)	$(91,117)	$(406,926)

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Earnings Per Share (Continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders(1)	$(56,396)	$(286,571)	$(88,457)	$(395,979)
Income from discontinued operations	10,556	2,374	17,183	6,440
Gain from discontinued operations	258,115	—	258,137	11,304

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$212,275	$(284,197)	$186,863	$(378,235)

Denominator (basic and diluted):
Weighted average common shares outstanding for basic and diluted earnings per common share	93,382	99,769	93,651	102,671

Basic and diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders(1)	$(0.60)	$(2.87)	$(0.94)	$(3.85)
Income from discontinued operations	0.11	0.02	0.18	0.06
Gain from discontinued operations	2.76	—	2.76	0.11

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$2.27	$(2.85)	$2.00	$(3.68)

Earnings allocable to High Performance Units:
Numerator for basic and diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders(1)	$(1,714)	$(8,153)	$(2,660)	$(10,947)
Income from discontinued operations	321	68	521	178
Gain from discontinued operations	7,845	—	7,823	313

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$6,452	$(8,085)	$5,684	$(10,456)

Denominator (basic and diluted):
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15	15	15

Basic and diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders(1)	$(114.27)	$(543.53)	$(177.33)	$(729.81)
Income from discontinued operations	21.40	4.53	34.73	11.87
Gain from discontinued operations	523.00	—	521.53	20.87

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$430.13	$(539.00)	$378.93	$(697.07)

Explanatory Note:

(1)
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders and High Performance Units has been adjusted for net (income) loss attributable to noncontrolling interests and preferred dividends (see preceding table).

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Earnings Per Share (Continued)

        For the three and six months ended June 30, 2010 and 2009, the following shares were anti-dilutive (in thousands):

	For the Three and Six Months Ended June 30,
	2010	2009
Joint venture shares	298	298
Stock options	143	520
Restricted stock units(1)	11,658	12,593

Explanatory Note:

(1)
Anti-dilutive restricted stock units exclude unvested restricted stock units that have dividend equivalent rights as they are considered Participating Securities.

Note 14—Comprehensive Income (Loss)

        The statement of comprehensive income (loss) attributable to iStar Financial, Inc. is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$229,851	$(281,973)	$213,706	$(369,045)
Other comprehensive income:
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization	—	—	(4,206)	4,058
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization	(198)	(2,112)	(418)	(3,593)
Unrealized gains/(losses) on available-for-sale securities	(55)	3,472	40	3,472
Unrealized gains/(losses) on cash flow hedges	—	—	—	(30)
Unrealized gains/(losses) on cumulative translation adjustment	(744)	650	(1,428)	(1,232)

Comprehensive income (loss)	228,854	(279,963)	207,694	(366,370)
Net (income) loss attributable to noncontrolling interests	(544)	271	1	1,514

Comprehensive income (loss) attributable to iStar Financial Inc.	$228,310	$(279,692)	$207,695	$(364,856)

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 14—Comprehensive Income (Loss) (Continued)

        Accumulated other comprehensive income reflected in the Company's shareholders' equity is comprised of the following (in thousands):

	As of
	June 30, 2010	December 31, 2009
Unrealized gains/(losses) on available-for-sale securities	$(207)	$3,959
Unrealized gains on cash flow hedges	3,738	4,156
Unrealized losses on cumulative translation adjustment	(3,398)	(1,970)

Accumulated other comprehensive income	$133	$6,145

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

        Certain of the Company's assets and liabilities are recorded at fair value either on a recurring or non-recurring basis. Assets required to be marked-to-market and reported at fair value every reporting period are classified as being valued on a recurring basis. Other assets not required to be recorded at fair value every period may be recorded at fair value if a specific provision or other impairment is recorded within the period to mark the carrying value of the asset to market as of the reporting date. Such assets are classified as being valued on a non-recurring basis.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 15—Fair Values (Continued)

        The following table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories (in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2010:
Recurring basis:
Financial Assets:
Derivative assets	$1,233	$—	$1,233	$—
Marketable securities—equity securities	$294	$294	$—	$—
Non-recurring basis:
Financial Assets:
Impaired loans	$654,365	$—	$—	$654,365
Non-financial Assets:
Impaired OREO	$262,459	$—	$—	$262,459
As of December 31, 2009:
Recurring basis:
Financial Assets:
Derivative assets	$800	$—	$800	$—
Other lending investments—available-for-sale debt securities	$6,800	$6,800	$—	$—
Marketable securities—trading debt and equity securities	$38,454	$254	$38,200	$—
Financial Liabilities:
Derivative liabilities	$254	$—	$254	$—
Non-recurring basis:
Financial Assets:
Impaired loans	$1,167,498	$—	$—	$1,167,498
Non-financial Assets:
Impaired OREO	$181,540	$—	$—	$181,540
Impaired assets held for sale	$17,282	$—	$—	$17,282
Impaired CTL assets	$48,000	$—	$—	$48,000

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

        The book and estimated fair values of financial instruments were as follows (in thousands)(1):

	As of June 30, 2010		As of December 31, 2009
	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Loans and other lending investments, net	$6,115,092	$5,293,229	$7,661,562	$6,638,840
Financial liabilities:
Debt obligations, net	$8,619,955	$7,195,828	$10,894,903	$8,115,023

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

        Impaired loans—The Company's loans identified as being impaired are generally collateral dependent loans and are evaluated for impairment by comparing the estimated fair value of the underlying collateral,

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 15—Fair Values (Continued)

less costs to sell, to the carrying value of each loan. Due to the nature of the individual properties collateralizing the Company's loans, the Company generally uses a discounted cash flow approach through internally developed valuation models to estimate the fair value of the collateral. This approach requires the Company to make significant judgments in respect to discount rates, capitalization rates and the timing and amounts of estimated future cash flows that are all considered Level 3 inputs. These cash flows generally include property revenues, lot and unit sale prices, operating costs, and costs of completion. In more limited cases, the Company obtains external "as is" appraisals for loan collateral and appraised values may be discounted when real estate markets rapidly deteriorate.

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

        Impaired CTL assets—If the Company determines a CTL asset is impaired it records an impairment charge to mark the asset to its estimated fair market value. Due to the nature of the individual properties in the CTL portfolio, the Company generally uses the income approach through internally developed valuation models to estimate the fair value of the assets. This approach requires the Company to make significant judgments with respect to discount rates, capitalization rates and the timing and amounts of estimated future cash flows that are all considered Level 3 inputs. These cash flows are primarily based on expected future leasing rates and operating costs.

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

        Debt obligations, net—For debt obligations traded in secondary markets, the Company uses market quotes, to the extent they are available to determine fair value. For debt obligations not traded in secondary markets, the Company determines fair value using the discounted cash flow methodology, whereby contractual cash flows are discounted at rates that management determined best reflect current market interest rates that would be charged for debt with similar characteristics and credit quality.

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

        The Company evaluates performance based on the following financial measures for each segment (in thousands):

	Real Estate Lending(1)	Corporate Tenant Leasing(2)	Corporate/ Other(3)	Company Total
Three months ended June 30, 2010:
Total revenues(4)	$91,645	$44,363	$788	$136,796
Earnings from equity method investments	—	638	13,112	13,750
Total operating and interest expense(5)	136,190	20,971	110,425	267,586

Net operating income (loss)(6)	(44,545)	24,030	(96,525)	(117,040)
Three months ended June 30, 2009:
Total revenues(4)	$140,774	$46,348	$5,967	$193,089
Earnings from equity method investments	—	606	1,258	1,864
Total operating and interest expense(5)	469,785	26,322	184,140	680,247

Net operating income (loss)(6)	(329,011)	20,632	(176,915)	(485,294)
Six months ended June 30, 2010:
Total revenues(4)	$216,131	$89,258	$1,213	$306,602
Earnings from equity method investments	—	1,268	23,912	25,180
Total operating and interest expense(5)	240,760	45,370	224,391	510,520

Net operating income (loss)(6)	(24,629)	45,156	(199,266)	(178,738)
Six months ended June 30, 2009:
Total revenues(4)	$317,405	$93,781	$8,715	$419,901
Earnings (loss) from equity method investments	—	1,268	(19,904)	(18,636)
Total operating and interest expense(5)	756,410	53,978	333,413	1,143,801

Net operating income (loss)(6)	(439,005)	41,071	(344,602)	(742,536)
As of June 30, 2010:
Total long-lived assets(7)	$7,642,212	$1,849,423	$—	$9,491,635
Total assets	7,703,948	1,982,554	967,402	10,653,904
As of December 31, 2009:
Total long-lived assets(7)	$8,923,367	$2,903,178	$—	$11,826,545
Total assets	8,999,558	3,149,783	661,234	12,810,575

Explanatory Notes:

(1)
Real Estate Lending includes the Company's OREO and REHI assets and related operating revenue and expenses.

(2)
Net operating income (loss) excludes amounts related to discontinued operations as these amounts have been reclassified to "Income from discontinued operations" on the Company's Consolidated Statements of Operations (see Note 6).

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

(5)
Total operating and interest expense primarily includes provision for loan losses for the Real Estate Lending business and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. Interest expense on secured and unsecured notes, secured and unsecured revolving credit facilities and general and administrative expense are included in Corporate/Other for all periods. Depreciation and amortization of $16.7 million and $32.9 million for the three and six months ended June 30, 2010, respectively, and $16.0 million and $30.9 million for the three and six months ended June 30, 2009, respectively, are included in the amounts presented above.

(6)
Net operating income (loss) represents income attributable to iStar Financial Inc. before gain on early extinguishment of debt, income from discontinued operations and gain from discontinued operations.

(7)
Total long-lived assets include Loans and other lending investments, net, REHI and OREO for the Real Estate Lending segment, and Corporate tenant lease assets, net and Assets held for sale for the Corporate Tenant Leasing segment.

Note 17—Subsequent Events

        On July 29, 2010, the Company acquired an ownership interest of approximately 24% in LNR Property Corporation ("LNR") as part of its recapitalization. LNR is a servicer and special servicer of commercial mortgage loans and CMBS and a diversified real estate, investment, finance and management company. In the transaction, the Company and a group of investors, including other creditors of LNR, acquired 100% of the common stock of LNR in exchange for cash and the extinguishment of existing senior notes of LNR's parent holding company (the "Holdco Notes"). The Company's share of the consideration paid was $100 million in cash and $100 million aggregate principal amount of Holdco Notes. LNR used the cash proceeds received from the issuance of the common stock plus other cash on hand to pay down a portion of its existing senior term loan. As a lender under the senior term loan, the Company's loan was paid down from an original principal balance of $102.0 million to $50.8 million. As part of the recapitalization, for so long as the Company maintains a specified ownership interest in LNR, the Company will have the right to designate two members to LNR's board of managers (or the equivalent thereof).

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, iStar Financial Inc.'s (the "Company's") current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in Item 1a—"Risk Factors" in our 2009 Annual Report (as defined below), all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "we," "our" and "us" refer to iStar Financial Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

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

Introduction

        iStar Financial Inc. is a publicly traded finance company focused on the commercial real estate industry. We primarily provide custom tailored financing to high-end private and corporate owners of real estate, including senior and mezzanine real estate debt, senior and mezzanine corporate capital, as well as corporate net lease financing and equity. We are taxed as a real estate investment trust, or "REIT" and provide innovative and value added financing solutions to our customers. We deliver customized financial products to sophisticated real estate borrowers and corporate customers who require a high level of flexibility and service. Our two primary lines of business are lending and corporate tenant leasing. As discussed below, our business has been severely affected by the financial crisis. We have significantly curtailed our asset origination activities and have focused our resources on asset management and seeking to maximize recoveries from asset resolutions.

        Our loan portfolio is primarily comprised of senior and mezzanine real estate loans that typically range in size from $20 million to $150 million and have original terms generally ranging from three to ten years. These loans may be either fixed-rate (based on the U.S. Treasury rate plus a spread) or variable-rate (based on LIBOR plus a spread) and are structured to meet the specific financing needs of the borrowers. Our portfolio also includes senior and subordinated loans to corporations, particularly those engaged in real estate or real estate related businesses. These financings may be either secured or unsecured, typically range in size from $20 million to $150 million and have initial maturities generally ranging from three to ten years. We also own whole loans, loan participations and debt securities.

        Our corporate tenant leases ("CTLs") provide capital to corporations and other owners who control facilities leased to single creditworthy customers. Our net leased assets are generally mission critical headquarters or distribution facilities that are subject to long-term leases with public companies, many of which are rated corporate credits. Most of the leases provide for expenses at the facility to be paid by the corporate customer on a triple net lease basis. CTL transactions have initial terms generally ranging from 15 to 20 years and typically range in size from $20 million to $150 million. As discussed below, we sold a significant portion of our CTL assets in a portfolio sale transaction that closed in June 2010.

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

        We began our business in 1993 through private investment funds and became publicly traded in 1998. Since that time, we have grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions, including the acquisition of TriNet Corporate Realty Trust, Inc. in 1999, the acquisitions of Falcon Financial Investment Trust and of a significant non-controlling interest in Oak Hill Advisors, L.P. and affiliates in 2005, and the acquisition of the commercial real estate lending business and loan portfolio, or "Fremont CRE," of Fremont Investment and Loan, or "Fremont," a division of Fremont General Corporation, in 2007.

Executive Overview

        During the quarter ended June 30, 2010, we recorded net income of $229.3 million primarily driven by the recognition of a $250.3 million in gain from discontinued operations, resulting from the sale of a portfolio of 32 CTL assets and recognized $70.1 million in net gains on the early extinguishment of debt resulting from repayments and repurchases of debt. This was offset by a provision for loan losses of $109.4 million and impairments of other assets of $12.2 million that were recognized during the quarter. Non-performing loans decreased to $2.96 billion or 39.9% of Managed Loan Value (as defined below in "Risk Management") as of June 30, 2010, compared to $4.21 billion or 45.3% of Managed Loan Value at December 31, 2009. The level of non-performing loans is a result of the continued distress in the commercial and residential real estate markets and weakened economic conditions impacting our borrowers, who continue to have difficulty servicing their debt and refinancing or selling their projects in order to repay their loans in a timely manner. The balance of our real estate held for investment ("REHI") and other real estate owned ("OREO") assets have increased from $1.26 billion as of December 31, 2009 to $1.53 billion as of June 30, 2010, as we have obtained title to properties through foreclosure or through deed-in-lieu of foreclosure as part of our effort to resolve non-performing loans.

        Financial market conditions, including the economic recession and tightening of credit markets, have continued to significantly impact the commercial real estate market and financial services industry. The severe economic downturn led to a decline in commercial real estate values which, combined with a lack of available debt financing for commercial and residential real estate assets, have limited borrowers' ability to repay or refinance their loans. Further, the ability of many of our borrowers to sell units in residential projects has been adversely impacted by the difficult economic conditions and the lack of end loan financing available to residential unit purchasers. These factors have adversely affected our business, financial condition and operating performance, resulting in significant levels of non-performing assets and provisions for loan losses, increasing amounts of real estate owned and real estate held for investment as we have foreclosed on defaulting borrowers and a reduction in available liquidity. The economic conditions and their effect on our operations have also resulted in increases in our financing costs, a continuing inability to access the unsecured debt markets, depressed prices for our Common Stock, the continued suspension of quarterly Common Stock dividends and narrower margins of compliance by us with our debt covenants.

        We have responded to the adverse market conditions by implementing various initiatives, including curtailing our asset origination activities in favor of asset management, reducing our balance sheet through asset sales, repurchasing our debt at a discount to par and deleveraging. We have been able to partially mitigate the impact of the decline in operating results through the recognition of gains associated with sales of assets and the repurchase and retirement of debt at a discount, which have enabled us to maintain compliance with our debt covenants and to reduce outstanding indebtedness. We expect to use such initiatives and other strategies, as available, to offset declines in operating results; however our ability to retire additional debt at a discount is limited by covenants in our secured bank credit facilities, as described further in Debt Covenants below. There can be no assurance that our efforts in this regard will be successful. Our plans are dynamic and we expect to adjust our plans as market conditions change.

        From a liquidity perspective, we expect to continue to experience significant uncertainty with respect to our sources of funds. Our capital sources in today's financing environment primarily include repayments from our loan assets, proceeds from asset sales, secured financings and possibly other capital raising transactions. These sources may be affected by a variety of factors, many of which are outside of our control, including general economic and financing conditions, volatility in the financial markets, our borrowers' ability to repay their obligations and levels of demand from buyers of commercial real estate assets. As of June 30, 2010, we had $531.5 million of unrestricted cash. We had approximately $136.2 million aggregate principal amount of indebtedness maturing during the remainder of 2010 and approximately $2.66 billion aggregate principal amount of indebtedness maturing on or before June 30, 2011. We will need additional liquidity to supplement expected loan repayments and cash generated from operations in order to meet our debt maturities and funding obligations. During the quarter ended June 30, 2010, we generated $1.56 billion in proceeds from asset sales and retired $1.76 billion of debt. We expect to continue to utilize asset sales and other available capital sources as means of generating liquidity to reduce our outstanding debt obligations, while at the same time exploring alternatives for realigning the long-term structure of our assets and liabilities. In May 2010, we announced that we retained a third party advisor to assist us in exploring such alternatives which could include, among other things, refinancing and/or restructuring some or all of our outstanding indebtedness. There can be no assurance that we will be able to execute such alternatives or generate sufficient liquidity to meet our cash needs.

        Our primary recourse debt instruments include our secured and unsecured bank credit facilities and our secured and unsecured debt securities. We believes we are in compliance with all the covenants in those debt instruments as of June 30, 2010, however, our financial results have put pressure on our ability to maintain compliance with certain of our debt covenants. We intend to operate our business in order to remain in compliance with our debt covenants; however, it is possible that we will not be able to do so.

        A failure by us to refinance or repay our indebtedness as it comes due, or to satisfy a covenant, would likely trigger a default or an event of default which could give the lenders under the affected indebtedness the ability to accelerate the debt. Most of our recourse debt instruments contain cross default and/or cross-acceleration provisions which may be triggered by defaults or accelerations of our recourse debt above specified thresholds. If we are unable to refinance or repay our debt as it comes due, our business, financial condition, results of operations and Common Stock price will be materially and adversely affected.

Results of Operations for the Three Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2009

	For the Three Months Ended June 30,
	2010	2009	$ Change	% Change
	(in thousands)
Interest income	$86,469	$142,181	$(55,712)	(39)%
Operating lease income	44,365	45,351	(986)	(2)%
Other income	5,962	5,557	405	7%

Total revenue	136,796	193,089	(56,293)	(29)%

Interest expense	82,313	110,532	(28,219)	(26)%
Operating costs—corporate tenant lease assets	2,570	3,881	(1,311)	(34)%
Depreciation and amortization	16,726	16,034	692	4%
General and administrative	25,114	33,691	(8,577)	(25)%
Provision for loan losses	109,359	435,016	(325,657)	(75)%
Impairment of other assets	12,195	22,232	(10,037)	(45)%
Other expense	19,309	58,861	(39,552)	(67)%

Total costs and expenses	267,586	680,247	(412,661)	(61)%

Gain on early extinguishment of debt, net	70,054	200,879	(130,825)	(65)%
Earnings from equity method investments	13,750	1,864	11,886	>100%
Income from discontinued operations	10,877	2,442	8,435	>100%
Gain from discontinued operations	265,960	—	265,960	100%

Net income (loss)	$229,851	$(281,973)	$511,824	>100%

        Revenue—The decrease in interest income is primarily a result of a decline in the balance of performing loans to $4.40 billion at June 30, 2010 from $6.62 billion at June 30, 2009. The primary factors that contributed to the decline in income generating loans were performing loans moving to non-performing status and, to a lesser extent, a smaller asset base resulting from loan repayments and sales (see "Risk Management" for additional discussion of non-performing loans).

        Costs and expenses—The significant decline in our provision for loan losses was primarily due to fewer loans moving to non-performing status during the three months ended June 30, 2010 as compared to the same period of 2009, resulting in lower specific reserve provisions. Additionally, the decline in the performing loan asset base, resulting primarily from loan repayments and sales, resulted in a lower general reserve provision. See "Risk Management."

        Interest expense decreased primarily due to the repayment and retirement of debt during the last twelve months as well as the exchange of senior unsecured notes for new second-lien senior secured notes completed during the three months ended June 30, 2009. The carrying value of our debt declined 27.1% to $8.62 billion at June 30, 2010 from $11.83 billion at June 30, 2009. In addition, average rates decreased to 4.05% for the three months ended June 30, 2010 from 4.11% during the same period in 2009.

        Other expense was lower primarily due to a $42.4 million charge incurred in 2009 pursuant to a settlement agreement under which we terminated a long-term lease for new headquarters space and settled all disputes with the landlord. This charge was partially offset by increased holding costs associated with the increasing number of OREO and REHI properties.

        Impairment of other assets declined primarily due to lower impairment charges recorded on our OREO assets during the three months ended June 30, 2010 as compared to the same period in 2009.

        General and administrative expenses decreased $5.0 million related to lower payroll and compensation expenses, primarily driven by a reduction in headcount, and $2.1 million due to rent expense incurred during the second quarter of 2009 relating to a lease for new headquarters space which was terminated in May 2009.

        Gain on early extinguishment of debt, net—During the three months ended June 30, 2010, we retired $234.9 million par value of our senior unsecured notes through open market repurchases, and redeemed $282.3 million of senior secured notes, all of which resulted in an aggregate gain on early extinguishment of debt of $77.7 million. These gains were offset by $7.6 million associated with the write-off of unamortized deferred financing costs and other expenses incurred in connection with the repayments of our $947.9 million non-recourse term loan and another secured term loan that were collateralized by CTL assets we sold during the period.

        During the same period in 2009, we repurchased and retired $384.3 million par value of our senior unsecured notes and completed our secured note exchange transactions which resulted in an aggregate gain on early extinguishment of debt of $200.9 million.

        Earnings from equity method investments—The increase in earnings from equity method investments was primarily attributable to better market performance that affected our strategic investments during the three months ended June 30, 2010 as compared to the same period in 2009.

        Income from discontinued operations—The increase in income from discontinued operations was primarily due to lower depreciation expense on the portfolio of 32 CTL assets that was sold during the three months ended June 30, 2010.

        Gain from discontinued operations—We sold a total of 36 CTL assets during the three months ended June 30, 2010, and recognized aggregate gains of $266.0 million. During the three months ended June 30, 2009, we sold one asset and recognized no gains or losses on the sale.

Results of Operations for the Six Months Ended June 30, 2010 compared to the Six Months Ended June 30, 2009

	For the Six Months Ended June 30,
	2010	2009	$ Change	% Change
	(in thousands)
Interest income	$203,085	$319,408	$(116,323)	(36)%
Operating lease income	89,264	92,429	(3,165)	(3)%
Other income	14,253	8,064	6,189	77%

Total revenue	306,602	419,901	(113,299)	(27)%

Interest expense	169,529	225,162	(55,633)	(25)%
Operating costs—corporate tenant lease assets	6,764	8,556	(1,792)	(21)%
Depreciation and amortization	32,867	30,910	1,957	6%
General and administrative	52,330	69,314	(16,984)	(25)%
Provision for loan losses	198,828	693,112	(494,284)	(71)%
Impairment of other assets	13,209	47,563	(34,354)	(72)%
Other expense	36,993	69,184	(32,191)	(47)%

Total costs and expenses	510,520	1,143,801	(633,281)	(55)%

Gain on early extinguishment of debt, net	108,780	355,256	(246,476)	(69)%
Earnings (loss) from equity method investments	25,180	(18,636)	43,816	>100%
Income from discontinued operations	17,704	6,618	11,086	>100%
Gain from discontinued operations	265,960	11,617	254,343	>100%

Net income (loss)	$213,706	$(369,045)	$582,751	>100%

        Revenue—The significant decrease in interest income is primarily a result of a decline in the balance of performing loans to $4.40 billion at June 30, 2010 from $6.62 billion at June 30, 2009. The primary factors that contributed to the decline in income generating loans were performing loans moving to non-performing status and, to a lesser extent, a smaller asset base resulting from loan repayments and sales (see "Risk Management" for additional discussion of non-performing loans). The decrease was partially offset by $15.1 million of interest income recorded during the six months ended June 30, 2010, related to a non-performing loan that was repaid in full, including interest not previously recorded due to the loan being on non-accrual status.

        Operating lease income from our CTL assets decreased due to an increase in tenant vacancies and lower rent on lease restructurings.

        The change in other income was primarily driven by an increase in prepayment penalties received and operating income from real estate held for investment.

        Costs and expenses—The significant decline in our provision for loan losses was primarily due to fewer loans moving to non-performing status during the six months ended June 30, 2010 as compared to the same period in 2009 resulting in lower specific reserve provisions. Additionally, the decline in the performing loan asset base, resulting from loan repayments and sales, resulted in a lower general reserve provision. See "Risk Management."

        Interest expense decreased primarily due to the repayment and retirement of debt during the last twelve months as well as the exchange of senior unsecured notes for new second-lien senior secured notes completed in the second quarter of 2009. The carrying value of our debt declined 27.1% to $8.62 billion at June 30, 2010 from $11.83 billion at June 30, 2009. In addition, average rates decreased to 4.09% for the six months ended June 30, 2010 from 4.14% during the same period in 2009.

        Impairment of other assets declined primarily because we recognized $14.5 million of impairment charges during the six months ended June 30, 2009 for certain of our securities and equity investments which did not recur in 2010. We also recorded an impairment of goodwill of $4.2 million during the six months ended June 30, 2009 to eliminate the remaining goodwill that we had related to our corporate tenant leasing reporting unit. The remaining decrease is due to lower impairment charges on our OREO assets.

        Other expense was lower primarily due to a $42.4 million charge incurred in 2009 pursuant to a settlement agreement under which we terminated a long-term lease for new headquarters space and settled all disputes with the landlord. This charge was partially offset by increased holding costs, associated with the increasing number of OREO and REHI properties.

        General and administrative expenses decreased $10.1 million related to lower payroll and compensation expenses, primarily driven by a reduction in head count, and $5.9 million due to rent expense incurred during the first half of 2009 relating to a lease for new headquarters space which was terminated in May 2009.

        Gain on early extinguishment of debt, net—During the six months ended June 30, 2010, we retired $457.5 million par value of our senior secured and unsecured notes through open market repurchases, and we redeemed $282.3 million of senior secured notes, all of which resulted in an aggregate gain on early extinguishment of debt of $116.4 million. These gains were offset by $7.6 million associated with the write-off of unamortized deferred financing costs and other expenses incurred in connection with the repayments of our $947.9 million non-recourse term loan and another secured term loan that were collateralized by CTL assets we sold during the period.

        During the same period in 2009, we repurchased and retired $670.7 million par value of our senior unsecured notes and completed our secured note exchange transactions which resulted in an aggregate gain on early extinguishment of debt of $355.3 million.

        Earnings (loss) from equity method investments—The increase in earnings from equity method investments was primarily attributable to better market performance that affected our strategic investments for the six months ended June 30, 2010 as compared to the same period in 2009. In addition, during the six months ended June 30, 2009, we recorded a $9.4 million non-cash out of period charge to recognize losses from an equity method investment as a result of additional depreciation expense that should have been recorded at the equity method entity in prior periods.

        Income from discontinued operations—The increase in income from discontinued operations was primarily due to lower depreciation expense on the portfolio of 32 CTL assets that was sold during the six months ended June 30, 2010.

        Gain from discontinued operations—We sold a total of 38 CTL assets during the six months ended June 30, 2010, and recognized aggregate gains of $266.0 million. During the six months ended June 30, 2009, we sold three CTL assets and recognized gains of approximately $11.6 million.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Adjusted earnings:
Net income (loss)	$229,851	$(281,973)	$213,706	$(369,045)
Add: Depreciation and amortization	16,934	24,579	38,687	48,078
Add: Joint venture depreciation and amortization	1,848	3,506	3,731	14,194
Add: Impairment of goodwill and intangible assets	—	—	—	4,186
Add: Net (income) loss attributable to noncontrolling interests	(544)	271	1	1,514
Less: Gain from discontinued operations	(265,960)	—	(265,960)	(11,617)
Less: Deferred financing amortization	(57,518)	6,966	(79,905)	12,126
Less: Preferred dividends	(10,580)	(10,580)	(21,160)	(21,160)

Adjusted diluted earnings (loss) attributable to iStar Financial, Inc. and allocable to common shareholders and HPU holders	$(85,969)	$(257,231)	$(110,900)	$(321,724)

Risk Management

        Loan Credit Statistics—The table below summarizes our non-performing loans and details the reserve for loan losses associated with our loans:

	As of June 30, 2010	As of December 31, 2009
Non-performing loans
Carrying value	$2,880,823	$3,910,922
Participated portion	75,335	298,333

Managed Loan Value(1)	$2,956,158	$4,209,255
As a percentage of Managed Loan Value of total loans(2)	39.9%	45.3%
Watch list loans
Carrying value	$1,016,911	$697,138
Participated portion	9,819	20,561

Managed Loan Value(1)	$1,026,730	$717,699
As a percentage of Managed Loan Value of total loans(2)	13.8%	7.7%
Reserve for loan losses	$1,181,288	$1,417,949
As a percentage of Managed Loan Value of total loans(2)	15.9%	15.3%
As a percentage of Managed Loan Value of non-performing loans	40.0%	33.7%
Other real estate owned
Carrying value	$890,881	$839,141
Real estate held for investment, net
Carrying value	$636,239	$422,664

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

(2)
Managed Loan Value of total loans was $7,414,916 and $9,289,975 as of June 30, 2010 and December 31, 2009, respectively.

        As of June 30, 2010, non-performing loans and OREO and REHI assets had the following collateral and property type characteristics ($ in thousands):

	Non- performing Loans	OREO	REHI	Total	% of Total
Collateral/Property Type
Land	$847,759	$110,802	$453,711	$1,412,272	32.0%
Condo:
Construction—Completed	554,095	394,864	—	948,959	21.5%
Construction—In Progress	168,413	21,311	—	189,724	4.3%
Conversion	36,755	113,093	—	149,848	3.4%

Subtotal Condo	759,263	529,268	—	1,288,531	29.2%

Mixed Use/Mixed Collateral	316,264	69,100	19,103	404,467	9.2%
Retail	311,730	45,644	8,679	366,053	8.3%
Entertainment/Leisure	268,145	—	—	268,145	6.1%
Hotel	88,796	49,800	68,425	207,021	4.7%
Corporate—Real Estate	165,873	—	—	165,873	3.8%
Multifamily	40,900	81,067	29,588	151,555	3.4%
Industrial/R&D	27,008	5,200	49,380	81,588	1.9%
Office	53,009	—	7,353	60,362	1.4%
Other	2,076	—	—	2,076	0.0%

Gross carrying value	$2,880,823	$890,881	$636,239	$4,407,943	100.0%

        Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of June 30, 2010, we had non-performing loans with an aggregate carrying value of $2.88 billion and an aggregate Managed Loan Value of $2.96 billion, or 39.9% of the Managed Loan Value of total loans. Our non-performing loans decreased during the first half of 2010, primarily due to sales and repayments as well as transfers of non-performing loans to OREO and REHI. Due to the continued volatility of the commercial real estate market, the process of estimating collateral values and reserves continues to require significant judgment on the part of management. Management currently believes there is adequate collateral and reserves to support the carrying values of the loans.

        Watch List Assets—We conduct a quarterly credit review resulting in an individual risk rating being assigned to each asset in our portfolio. This review is designed to enable management to evaluate and manage asset-specific credit issues and identify credit trends on a portfolio-wide basis. As of June 30, 2010, we had assets on the watch list, (excluding non-performing loans), with an aggregate carrying value of $1.02 billion and an aggregate Managed Loan Value of $1.03 billion, or 13.8% of total Managed Loan Value.

        Reserve for Loan Losses—As of June 30, 2010, the reserve for loan losses represented 15.9% of Managed Loan Value compared to 15.3% at December 31, 2009. This was the result of $198.8 million of provisioning for loan losses, reduced by $435.5 million of charge-offs during the first half of 2010 and combined with a lower loan portfolio balance. The reserve is increased through the provision for loan losses, which reduces income in the period recorded and the reserve is reduced through charge-offs.

        The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of June 30, 2010, we had asset-specific reserves of $1.01 billion or 34.1% of non-performing loans compared to asset-specific reserves of $1.24 billion or 29.5% of non-performing loans at December 31, 2009. The decrease in asset-specific reserves during the six months ended June 30, 2010 was primarily due to charge-offs recorded upon sale, repayment or transfers of loans to OREO and REHI.

        The formula-based general reserve is derived from estimated principal default probabilities and loss severities applied to groups of loans based upon risk ratings assigned to loans with similar risk characteristics during our quarterly loan portfolio assessment. During this assessment we perform a comprehensive analysis of our loan portfolio and assign risk ratings to loans that incorporate management's current judgments about their credit quality based on all known relevant internal and external factors that may affect collectability. We consider, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. We estimate loss rates based on historical realized losses experienced within our portfolio and take into account current economic conditions affecting the commercial real estate market when establishing appropriate time frames to evaluate loss experience.

        The general reserve was $174.1 million or 3.9% of performing loans as of June 30, 2010, compared to $174.9 million or 3.4% of performing loans at December 31, 2009. The decrease in the general reserve balance resulted from the decrease in the population of performing loans outstanding from $5.1 billion to $4.5 billion, offset in part by a slight weakening in the weighted average risk ratings of performing loans outstanding during that same period.

        Real Estate Held for Investment, net and Other Real Estate Owned—During the six months ended June 30, 2010, we received title to properties in full or partial satisfaction of non-performing mortgage loans with a carrying value of $782.6 million, for which the properties had served as collateral, and recorded charge-offs totaling $268.9 million related to these loans. Of this total, we recorded properties with a carrying value of $197.8 million to REHI and $315.9 million to OREO based on our strategy to either hold the properties over a longer period or to market them for sale. During the six months ended June 30, 2010, we sold OREO assets with a carrying value of $237.9 million and recorded impairment charges totaling $17.1 million due to changing market conditions.

        CTL—Tenant Characteristics—As of June 30, 2010, our CTL assets consisted of 83 leases among 65 different tenants. GAAP rental income generated by these leases is 45% from government agencies and public companies and 55% from private companies. The CTL portfolio has a weighted average lease term of 13 years.

Liquidity and Capital Resources

        For the remainder of 2010, we have $136.2 million of debt maturities and we currently expect to use approximately $300.0 million in other net uses of cash for loan commitments, investment activities and operating expenses. However, the timing of funding these commitments and the amounts of the individual fundings are largely dependent on construction projects meeting certain milestones, and therefore they are difficult to predict with certainty. In addition, under the terms of our First Priority Credit Agreement, (as discussed below), if we do not pay down the outstanding balance of that loan by $500 million by September 30, 2010 and an additional $500 million by March 31, 2011, payments of principal and net sale proceeds received by us in respect of assets constituting collateral for our obligations under this agreement must be applied toward the mandatory prepayment of the loan and commitment reductions under the agreement. In addition, we have approximately $2.66 billion of 2011 debt maturities, which comes due on or before June 30, 2011.

        Our capital sources in today's financing environment include repayments from our loan assets, proceeds from asset sales, secured financings and possibly other capital raising transactions. From a liquidity perspective, we expect to continue to experience significant uncertainty with respect to our sources of funds. Historically we have also issued unsecured corporate debt, convertible debt and preferred and common equity; however, current market conditions have effectively eliminated our access to these sources of capital in the near term.

        During the quarter ended June 30, 2010, we received gross principal repayments of $508.8 million and $1.56 billion in proceeds from asset sales. We funded $131.0 million of pre-existing commitments, provided $105.6 million of mezzanine loans associated with financing the sale of a portfolio of 32 CTL assets, and repaid outstanding debt of $1.76 billion, including repurchases and redemptions of senior secured and unsecured notes, resulting in the recognition of $70.1 million in net gain on the early extinguishment of debt during the quarter. To date, we have been able to partially mitigate the impact of increased expenses associated with our loan loss reserves and other impairments on some of our financial covenants through the recognition of gains associated with the extinguishment of debt and asset sales. Subject to certain limitations imposed by our secured bank credit facilities, we may from time to time seek to retire or repurchase additional outstanding debt through cash purchases and/or exchanges, which may take the form of open market purchases, privately negotiated transactions or otherwise, however, there can be no assurance that our efforts in this regard will be successful.

        As of June 30, 2010, we had $531.5 million of unrestricted cash. We will need additional liquidity over the coming year to supplement loan repayments and cash generated from operations in order to meet our debt maturities and funding obligations. We actively manage our liquidity and continually work on initiatives to address both our debt covenants compliance and our liquidity needs. We expect proceeds from asset sales to supplement loan repayments and intend to continue to analyze additional asset sales, secured financing alternatives and other available capital sources as means of generating liquidity to reduce our outstanding debt obligations, while at the same time exploring alternatives for realigning the long-term structure of our assets and liabilities. In May 2010, we announced that we retained a third party advisor to assist us in exploring such alternatives which could include, among other things, refinancing and/or restructuring some or all of our outstanding indebtedness. There can be no assurance we will be able to execute such alternatives or generate sufficient liquidity to meet our cash needs.

        In addition, under the terms of our credit agreements, we can issue a total of up to $1.0 billion of second priority secured notes in exchange or refinancing transactions involving our unsecured notes. After giving effect to the private exchange offers in May 2009, we can issue up to $365.2 million of new notes in exchange or refinancing transactions. Our liquidity plan is dynamic and we expect to monitor the markets and adjust our plan as market conditions change. There is a risk that we will not be able to meet all of our funding and debt service obligations or maintain compliance with our debt covenants. Management's failure to successfully implement our liquidity plan would have a material adverse effect on our business, financial condition, results of operations, cash flows and common stock price.

        Compliance with our debt covenants will also impact our ability to obtain additional debt and equity financing. In addition, any decision by our lenders and investors to provide us with additional financing or to restructure our existing indebtedness may depend upon a number of other factors, such as our compliance with the terms of existing credit arrangements, our financial performance, our credit ratings, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.

        The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of June 30, 2010.

	Principal And Interest Payments Due By Period
	Total	Less Than 1 Year(1)	2 – 3 Years(1)	4 – 5 Years	6 – 10 Years	After 10 Years
	(In thousands)
Long-Term Debt Obligations:
Unsecured notes	$2,797,227	$429,648	$1,184,580	$821,874	$361,125	$—
Secured notes	312,329	—	—	312,329	—	—
Convertible notes	787,750	—	787,750	—	—	—
Unsecured revolving credit facilities	739,395	496,479	242,916	—	—	—
Secured term loans(2)	2,848,981	1,122,654	1,651,471	—	20,977	53,879
Secured revolving credit facilities	943,665	609,485	334,180	—	—	—
Trust preferred	100,000	—	—	—	—	100,000

Total principal maturities	8,529,347	2,658,266	4,200,897	1,134,203	382,102	153,879
Interest Payable(3)	918,251	309,511	396,597	126,036	51,552	34,555
Operating Lease Obligations	43,690	2,506	11,097	8,744	17,987	3,356

Total(4)	$9,491,288	$2,970,283	$4,608,591	$1,268,983	$451,641	$191,790

Explanatory Notes:

(1)
Future long-term debt obligations due during the years ended December 31, 2011 and 2012 are $2.74 billion and $3.42 billion, respectively.

(2)
As further discussed in Debt Covenants below, if we do not pay down the outstanding balance of our $1.0 billion First Priority Credit Agreement by $500 million by September 30, 2010 and an additional $500 million by March 31, 2011, payments of principal and net sale proceeds received by us in respect of assets constituting collateral for our obligation under this agreement must be applied towards the mandatory prepayment of the loan and commitment reductions under the agreement. These amounts have been included in years 2-3 based on its contractual maturity.

(3)
All variable-rate debt assumes a 30-day LIBOR rate of 0.35% (the 30-day LIBOR rate at June 30, 2010).

(4)
See "Off-Balance Sheet Transactions" below, for a discussion of certain unfunded commitments related to our lending and CTL business.

        Repayments and Note Repurchases—During the six months ended June 30, 2010, we retired $457.5 million par value of our senior secured and unsecured notes through open market repurchases, and we redeemed $282.3 million of senior secured notes with various maturities ranging from March 2010 to June 2014. In connection with these repurchases and redemptions, we recorded an aggregate gain on early extinguishment of debt of $77.7 million and $116.4 million for the three and six months ended June 30, 2010, respectively. We also repaid $264.4 million of unsecured notes at maturity during the first half of 2010.

        During the same period, we repaid secured term loans, including a $947.9 million non-recourse loan that was collateralized by the portfolio of 32 CTL assets we sold, as well as $149.0 million of other term loans with various maturities. In connection with these repayments, we wrote-off unamortized deferred financing costs and incurred other expenses totaling $7.6 million, which reduced our net gain on early extinguishment of debt during the three and six months ended June 30, 2010.

        Debt Covenants—Our ability to borrow under our secured credit facilities depends on maintaining compliance with various covenants, including a minimum tangible net worth covenant and specified financial ratios, such as fixed charge coverage, unencumbered assets to unsecured indebtedness, eligible collateral coverage and leverage. Our recent financial results have put pressure on our ability to maintain compliance with certain of the debt covenants in our secured bank credit facilities. We intend to operate our business in order to remain in compliance with the covenants in our debt instruments; however, there can be no assurance that we will be able to do so. All of these covenants in our facilities are maintenance covenants and, if breached could result in an acceleration of our facilities if a waiver or modification is not agreed upon with the required lenders. Our secured credit facilities also impose limitations on repayments, repurchases, refinancings and optional redemptions of our existing unsecured notes and secured debt securities, as well as limitations on repurchases of our Common Stock. Specifically, we may refinance our outstanding senior unsecured notes using up to $1.0 billion of second priority secured notes (of which $634.8 million principal amount has been issued to date) and an unlimited amount of third priority secured notes in exchange transactions, or new unsecured notes subject to certain limitations. In addition, while there are outstanding borrowings under our First Priority Credit Agreement, we may use up to an aggregate of $350.0 million to repurchase our senior unsecured notes maturing after June 26, 2012 and our Common Stock; provided, however, that no more than $50.0 million may be used for Common Stock repurchases prior to December 31, 2010 and no more than $100.0 million may be used for all Common Stock repurchases. There is no limitation on our ability to repurchase senior unsecured notes maturing on or before June 26, 2012. Upon repayment of all borrowings under our First Priority Credit Agreement, the aggregate limitation is increased to $750.0 million. Through June 30, 2010, we have used $346.0 million of our $350.0 million basket to repurchase senior unsecured notes maturing after June 26, 2012 and Common Stock, of which $33.4 million was used to purchase Common Stock.

        For so long as we maintain our qualification as a REIT, the secured credit facilities permit us to distribute 100% of our REIT taxable income on an annual basis. We may not pay common dividends if we cease to qualify as a REIT.

        Our outstanding debt securities also contain covenants that include fixed charge coverage and unencumbered assets to unsecured indebtedness ratios and our secured debt securities have an eligible collateral coverage requirement. The fixed charge coverage ratio in our debt securities is an incurrence test. If we do not meet the fixed charge coverage ratio, our ability to incur additional indebtedness will be restricted. The unencumbered assets to unsecured indebtedness covenant and the eligible collateral coverage covenant are maintenance covenants and, if breached and not cured within applicable cure periods, could result in acceleration of our debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. Based on our unsecured credit ratings at June 30, 2010, the financial covenants in our debt securities, including the fixed charge coverage ratio and maintenance of unencumbered assets to unsecured indebtedness ratio, are operative.

        Our secured credit facilities contain cross default provisions that would allow the lenders to declare an event of default and accelerate our indebtedness to them if we fail to pay amounts due in respect of our other recourse indebtedness in excess of specified thresholds, or if such other recourse indebtedness is accelerated or the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. Our unsecured credit facilities and the indentures governing our debt securities provide that the lenders thereunder may declare an event of default and accelerate the indebtedness to them if a payment default occurs at maturity under our other recourse indebtedness in excess of specified thresholds or if such indebtedness is otherwise accelerated for any reason.

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

        We believe we are in full compliance with all the covenants in our debt instruments as of June 30, 2010.

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

        Unfunded commitments—We generally fund construction and development loans and build-outs of CTL space over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of June 30, 2010, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down are as follows (in thousands):

	Loans	CTL	Total
Performance-Based Commitments	$215,505	$3,174	$218,679
Discretionary Fundings	251,843	—	251,843
Strategic Investments	N/A	N/A	61,022

Total	$467,348	$3,174	$531,544

        Transactions with Related Parties—We have substantial investments in non-controlling interests of Oak Hill Advisors, L.P. and 12 related entities (see Note 7 of the Notes to our Consolidated Financial Statements) and a controlling interest in OHA Strategic Credit Fund Parallel I, L.P. In relation to our investment in these entities, we appointed to our Board of Directors a member that holds a substantial investment in these same entities. As of June 30, 2010, our carrying value in these entities was $213.5 million. We recorded equity in earnings from these investments of $6.8 million and $14.9 million for the three and six months ended June 30, 2010. We have also invested directly in six funds managed by Oak Hill Advisors, L.P., which have a cumulative carrying value of $1.1 million as of June 30, 2010 and for which we recorded income of $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively. In addition, we have paid $0.1 million to certain of these entities representing management fees as well as advisory service related fees in conjunction with our debt repurchase transactions.

        Stock Repurchase Program—During the six months ended June 30, 2010, we repurchased 1.1 million shares of our outstanding Common Stock for approximately $3.9 million, at an average cost of $3.57 per share, and the repurchases were recorded at cost. As of June 30, 2010, we had $17.7 million of Common Stock available to repurchase under authorized stock repurchase programs. Our Common Stock repurchases are further restricted by limitations imposed by our secured bank credit facilities, as discussed in the Debt Covenants section above.

        Subsequent Events—On July 29, 2010, we acquired an ownership interest of approximately 24% in LNR Property Corporation ("LNR") as part of its recapitalization. LNR is a servicer and special servicer of commercial mortgage loans and CMBS and a diversified real estate, investment, finance and management company. In the transaction, a group of investors, including other creditors of LNR and us, acquired 100% of the common stock of LNR in exchange for cash and the extinguishment of existing senior notes of LNR's parent holding company (the "Holdco Notes"). Our share of the consideration paid was $100.0 million in cash and $100.0 million aggregate principal amount of Holdco Notes. LNR used the cash proceeds received from the issuance of the common stock plus other cash on hand to pay down a portion of its existing senior term loan. As a lender under the senior term loan, our loan was paid down from an original principal balance of $102.0 million to $50.8 million. As part of the recapitalization, for so long as we maintain a specified ownership interest in LNR, we will have the right to designate two members to LNR's board of managers (or the equivalent thereof).

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

        A summary of our critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2009 in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of June 30, 2010.

        Recently Issued Accounting Pronouncements—For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see Note 3 of the Notes to the Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        There have been no material changes in Quantitative and Qualitative Disclosures About Market Risk for the first six months of 2010 as compared to the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2009. See discussion of quantitative and qualitative disclosures about market risk under Item 7a—"Quantitative and Qualitative Disclosures about Market Risk," included in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Accounting Officer (who is our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. The Company has formed a disclosure committee that is responsible for considering the materiality of information and determining the disclosure obligations of the Company on a timely basis. The disclosure committee reports directly to the Company's Chief Executive Officer. The Chief Accounting Officer is currently a member of the disclosure committee.

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the disclosure committee and other members of management, including its Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) or Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding disclosure.

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

        In April 2008, two putative class action complaints were filed in the United States District Court for the Southern District of New York naming the Company and certain of its current and former executive officers as defendants and alleging violations. Both suits were purportedly filed on behalf of the same putative class of investors who purchased common stock in the Company's December 13, 2007 public offering (the "Company's Offering"). The two complaints were consolidated in a single proceeding (the "Citiline Action") on April 30, 2008.

        On November 17, 2008, Plumbers Union Local No. 12 Pension Fund and Citiline Holdings, Inc. were appointed Lead Plaintiffs to pursue the Citiline Action. Plaintiffs filed a Consolidated Amended Complaint on February 2, 2009, purportedly on behalf of a putative class of investors who purchased the Company's common stock between December 6, 2007 and March 6, 2008 (the "Complaint"). The Complaint named as defendants the Company, certain of its current and former executive officers, and certain investment banks who served as underwriters in the Company's Offering. The Complaint reasserted claims for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act, and added claims for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. Plaintiffs allege the defendants made certain material misstatements and omissions relating to the Company's continuing operations, including the value of the Company's loan portfolio and certain debt securities held by the Company. The Complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorneys fees, and rescission of the public offering. No class has been certified. The Company and its current and former officers filed a motion to dismiss the Complaint on April 27, 2009 and, on March 26, 2010, the Court issued its order granting, in part, the dismissal of certain Securities Act claims against certain of the Company's current and former officers, but denying the motion as to all claims asserted against the Company. Accordingly, the discovery process has commenced. The Company believes the Citiline Action has no merit and intends to continue defending itself vigorously against it.

Shareholder Derivative Actions

        In April and May 2010, three separate shareholder derivative complaints were filed, purportedly on the Company's behalf against the Company's Board of Directors and certain current and former executive officers. These actions arise out of the same facts and circumstances alleged in the Citiline Action and all claim that the individual defendants breached their fiduciary duties to the Company and are liable to the Company for unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. Two of these complaints were filed in the United States District Court for the Southern District of New York and the third was filed in Supreme Court of New York, County of New York. In June 2010, the New York state court action was voluntarily dismissed by the plaintiff. Plaintiffs in the remaining two derivative actions seek monetary damages, reimbursement for professional fees, improvements in governance and controls and disgorgement of profits. The Company, as a nominal defendant on whose behalf the plaintiffs claim they are acting, intends to move to dismiss these actions because neither shareholder has established the right to usurp the board of directors' power to decide whether and when a suit should be filed. The individual defendants, who are separately represented by counsel, believe these claims have no merit and intend to defend themselves vigorously against these actions.

Shareholder Letters

        On two occasions in 2009, the Company received letters from persons claiming to own Company shares and demanding that the Company address certain compensation, disclosure and other issues. In response to these demands, the Company appointed a special committee of independent directors. The committee, with the assistance of independent counsel, investigated the claims and concluded that the claimants either had not sustained damages or had not demonstrated they had standing to raise claims. One of these individuals, who repeatedly refused to provide any satisfactory evidence that she owned stock in the Company, has since filed suit against the Company (one of the pending derivative actions described in the preceding paragraph), alleging that certain current and former officers and directors breached their fiduciary duties to the Company, and that the special committee improperly refused her demand to initiate suit against these officers and directors on behalf of the Company. The Company recently received letters from two other individuals claiming to own Company shares and demanding that the Company take action against current and former officers and directors named in the letter to recover damages arising from alleged breaches of fiduciary duties. The allegations in these two recent letters are materially the same as those made in the pending shareholder derivative actions described in the preceding paragraph. At least one of the individuals has substantiated standing by demonstrating that they have owned, and continue to own, stock in the Company. Accordingly, the special committee of independent directors will review the claims made in the two recent letters.

Lease Dispute

        On July 14, 2010, Northrop Grumman Systems Corporation ("Northrop") filed a complaint in Circuit Court of Fairfax County, Virginia against iStar NG LP (a former subsidiary of the Company), the Company, the purchaser of the CTL portfolio that we sold on June 25, 2010, and two of the purchaser's affiliates. The complaint arises out of a dispute regarding a purported right of first offer in respect of a property leased to Northrop which Northrop claims was triggered by the portfolio transaction. The complaint asserts claims for, among other things, (i) specific performance and other equitable relief; (ii) breach of the right of first offer (against iStar NG LP only); (iii) declaratory judgment as to the applicability of the right of first offer; (iv) tortious interference with contractual relations (against all defendants except iStar NG LP); (v) unjust enrichment; (vi) violation of the Virginia Business Conspiracy Act; (vii) conversion; and (viii) other injunctive and equitable relief. The complaint seeks, among other relief, specific performance of the right of first offer, a constructive trust, compensatory damages, treble damages for breach of the conspiracy statute, punitive damages, and recovery of attorneys' fees and interest.

        The Company and the other defendants have not yet been required to file an answer or otherwise respond to the complaint in this matter. The Company believes the claims asserted in this complaint have no merit and intends to defend itself vigorously in this action.

ITEM 1A.    RISK FACTORS

        See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    (REMOVED AND RESERVED)

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS

a.
Exhibits

Exhibit Number	Document Description
10.1	Purchase and Sale Agreement by and among iStar Financial Inc., the entities set forth therein and TRT Acquisitions LLC, dated May 3, 2010.*
10.2	Member Interest Purchase and Sale Agreement by and among iStar Financial Inc., iStar Harborside LLC and TRT Acquisitions LLC, dated May 3, 2010.*†
10.3	First Amendment to Purchase and Sale Agreement by and among iStar Financial Inc., the entities set forth therein and TRT Acquisitions LLC, dated May 11, 2010.
10.4	Second Amendment to Purchase and Sale Agreement by and among iStar Financial Inc., the entities set forth therein and TRT Acquisitions LLC, dated May 21, 2010.*
10.5	Third Amendment to Purchase and Sale Agreement by and among iStar Financial Inc., the entities set forth therein and TRT Acquisitions LLC, dated June 24, 2010.
10.6	Partnership Interests Purchase and Sale Agreement by and among iStar Financial Inc., iStar NG Inc., iStar NG GenPar Inc. and TRT Acquisitions LLC, dated June 25, 2010.*
10.7	Member Interest Purchase and Sale Agreement by and among iStar Financial Inc., iStar CTL Holdco LLC and TRT Acquisitions LLC, dated June 25, 2010.*
10.8	Fourth Amendment to Purchase and Sale Agreement by and among iStar Financial Inc., the entities set forth therein and TRT Acquisitions LLC, dated June 25, 2010.*
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

*
This filing excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the issuer agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission.

†
Certain amendments to this filing are not being filed because they are substantially similar to the amendments to Exhibit 10.1 which are filed herein. The issuer agrees to furnish any such amendments upon request by the Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSTAR FINANCIAL INC. Registrant
Date: August 6, 2010	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iSTAR FINANCIAL INC. Registrant
Date: August 6, 2010	/s/ DAVID DISTASO David DiStaso Chief Accounting Officer (principal financial officer)