Form 10-Q
period 2010-09-30
ISTAR FINANCIAL INC
filed 2010-11-08
CIK 1095651

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

        As of October 29, 2010, there were 92,318,899 shares of common stock, $0.001 par value per share, of iStar Financial Inc. ("Common Stock") outstanding.

iStar Financial Inc.

Index to Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Financial Statements

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	As of September 30, 2010	As of December 31, 2009
ASSETS
Loans and other lending investments, net	$5,339,180	$7,661,562
Corporate tenant lease assets, net	1,792,206	2,885,896
Other investments	542,540	433,130
Real estate held for investment, net	709,448	422,664
Other real estate owned	782,611	839,141
Assets held for sale	—	17,282
Cash and cash equivalents	1,119,641	224,632
Restricted cash	12,005	39,654
Accrued interest and operating lease income receivable, net	23,147	54,780
Deferred operating lease income receivable	62,116	122,628
Deferred expenses and other assets, net	81,855	109,206

Total assets	$10,464,749	$12,810,575

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$185,309	$252,110
Debt obligations, net	8,517,401	10,894,903

Total liabilities	8,702,710	11,147,013

Commitments and contingencies	—	—
Redeemable noncontrolling interests	1,366	7,444
Equity:
iStar Financial Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (see Note 11)	22	22
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 138,172 issued and 92,319 outstanding at September 30, 2010 and 137,868 issued and 94,216 outstanding at December 31, 2009	138	138
Additional paid-in capital	3,804,663	3,791,972
Retained earnings (deficit)	(1,944,898)	(2,051,376)
Accumulated other comprehensive income (see Note 14)	2,027	6,145
Treasury stock, at cost, $0.001 par value, 45,853 shares at September 30, 2010 and 43,652 shares at December 31, 2009	(158,492)	(151,016)

Total iStar Financial Inc. shareholders' equity	1,713,260	1,605,685
Noncontrolling interests	47,413	50,433

Total equity	1,760,673	1,656,118

Total liabilities and equity	$10,464,749	$12,810,575

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Interest income	$84,210	$124,701	$287,295	$444,109
Operating lease income	41,546	44,063	127,981	133,634
Other income	8,616	9,452	22,869	20,397

Total revenue	134,372	178,216	438,145	598,140

Costs and expenses:
Interest expense	77,286	97,094	246,815	322,255
Operating costs—corporate tenant lease assets	5,226	3,809	11,279	11,924
Depreciation and amortization	15,509	16,564	47,510	46,890
General and administrative	24,239	28,543	76,569	97,856
Provision for loan losses	78,414	345,892	277,242	1,039,004
Impairment of other assets	3,832	17,565	17,041	65,129
Other expense	24,052	12,459	61,044	84,523

Total costs and expenses	228,558	521,926	737,500	1,667,581

Income (loss) before earnings (loss) from equity method investments and gain on early extinguishment of debt	(94,186)	(343,710)	(299,355)	(1,069,441)
Gain on early extinguishment of debt, net	9,525	91,701	118,305	446,957
Earnings (loss) from equity method investments	6,523	7,370	31,703	(11,266)

Income (loss) from continuing operations	(78,138)	(244,639)	(149,347)	(633,750)
Income (loss) from discontinued operations	(916)	(3,612)	18,040	4,837
Gain from discontinued operations	4,422	809	270,382	12,426

Net income (loss)	(74,632)	(247,442)	139,075	(616,487)
Net (income) loss attributable to noncontrolling interests	(858)	(515)	(857)	998

Net income (loss) attributable to iStar Financial Inc.	(75,490)	(247,957)	138,218	(615,489)
Preferred dividends	(10,580)	(10,580)	(31,740)	(31,740)

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders(1)(2)(3)	$(86,070)	$(258,537)	$106,478	$(647,229)

Per common share data(3):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic and diluted	$(0.93)	$(2.52)	$(1.89)	$(6.38)
Net income (loss) attributable to iStar Financial Inc.:
Basic and diluted	$(0.89)	$(2.55)	$1.10	$(6.21)
Weighted average number of common shares—basic and diluted	93,370	98,674	93,556	101,324
Per HPU share data(1)(3):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic and diluted	$(176.14)	$(476.73)	$(356.46)	$(1,207.13)
Net income (loss) attributable to iStar Financial Inc.:
Basic and diluted	$(169.27)	$(481.93)	$209.67	$(1,175.73)
Weighted average number of HPU shares—basic and diluted	15	15	15	15

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

For the Nine Months Ended September 30, 2010

(In thousands)

(unaudited)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock at cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$22	$9,800	$138	$3,791,972	$(2,051,376)	$6,145	$(151,016)	$50,433	$1,656,118
Dividends declared—preferred	—	—	—	—	(31,740)	—	—	—	(31,740)
Repurchase of stock	—	—	—	—	—	—	(7,476)	—	(7,476)
Restricted stock unit amortization, net	—	—	—	12,691	—	—	—	—	12,691
Net income for the period(2)	—	—	—	—	138,218	—	—	864	139,082
Contributions from noncontrolling interests	—	—	—	—	—	—	—	10	10
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,894)	(3,894)
Change in accumulated other comprehensive income	—	—	—	—	—	(4,118)	—	—	(4,118)

Balance at September 30, 2010	$22	$9,800	$138	$3,804,663	$(1,944,898)	$2,027	$(158,492)	$47,413	$1,760,673

Explanatory Notes:

(1)
See Note 11 for details on the Company's Cumulative Redeemable Preferred Stock.

(2)
For the nine months ended September 30, 2010, net income presented above excludes $7 of net loss attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$139,075	$(616,487)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for loan losses	277,242	1,039,004
Non-cash expense for stock-based compensation	13,597	17,572
Impairment of other assets	18,882	76,433
Depreciation and amortization	55,036	74,037
Amortization of discounts/premiums and deferred financing costs on debt	(15,899)	(4,175)
Amortization of discounts/premiums, deferred interest and costs on lending investments	(81,636)	(91,596)
Discounts, loan fees and deferred interest received	10,539	9,605
(Earnings)/losses from equity method investments	(31,703)	11,266
Distributions from operations of equity method investments	26,245	22,365
Deferred operating lease income	(8,010)	(11,434)
Gain from discontinued operations	(270,382)	(12,426)
Gain on early extinguishment of debt, net	(119,457)	(446,957)
Other non-cash adjustments	674	(5,033)
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	15,521	38,314
Changes in deferred expenses and other assets, net	(6,021)	6,444
Changes in accounts payable, accrued expenses and other liabilities	(14,850)	(6,303)

Cash flows from operating activities	8,853	100,629

Cash flows from investing activities:
New investment originations	(100,000)	—
Add-on fundings under existing loan commitments	(303,336)	(1,011,401)
Repayments of and principal collections on loans	1,209,098	606,259
Purchase of securities	(311)	(17,742)
Net proceeds from sales of loans	413,983	554,850
Net proceeds from sales of CTL assets	1,362,983	58,417
Net proceeds from sales of other real estate owned	374,881	172,484
Net proceeds from repayments and sales of securities	213,239	19,360
Contributions to unconsolidated entities	(15,793)	(21,104)
Distributions from unconsolidated entities	7,778	7,335
Capital expenditures on CTL and REHI assets	(19,736)	(4,539)
Other investing activities, net	(11,852)	(14,277)

Cash flows from investing activities	3,130,934	349,642

Cash flows from financing activities:
Borrowings under revolving credit facilities	499	134,423
Repayments under revolving credit facilities	—	(371,798)
Borrowings under secured term loans	—	1,000,000
Repayments under secured term loans	(1,131,186)	(312,917)
Repayments under unsecured notes	(264,388)	(628,366)
Repurchases and redemptions of secured and unsecured notes	(811,773)	(588,383)
Net distributions to noncontrolling interests	(9,903)	(1,707)
Changes in restricted cash held in connection with debt obligations	11,189	114,408
Payments for deferred financing costs	—	(51,801)
Preferred dividends paid	(31,740)	(31,740)
Purchase of treasury stock	(7,476)	(21,837)

Cash flows from financing activities	(2,244,778)	(759,718)

Changes in cash and cash equivalents	895,009	(309,447)
Cash and cash equivalents at beginning of period	224,632	496,537

Cash and cash equivalents at end of period	$1,119,641	$187,090

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1—Business and Organization

        Business—iStar Financial Inc., or the "Company," is a publicly-traded finance company focused on the commercial real estate industry. The Company primarily provides custom-tailored financing to high-end private and corporate owners of real estate, including senior and mezzanine real estate debt, senior and mezzanine corporate capital, as well as corporate net lease financing and equity. The Company, which is taxed as a real estate investment trust, or "REIT," provides innovative and value-added financing solutions to its customers. The Company delivers customized financing products to sophisticated real estate borrowers and corporate customers who require a high level of flexibility and service. The Company's two primary lines of business are lending and corporate tenant leasing. As discussed in Note 10, the Company's business has been severely affected by the financial crisis. The Company has significantly curtailed asset origination activities outside its existing portfolio and has focused its resources on asset management of the portfolio.

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

Note 3—Summary of Significant Accounting Policies

        As of September 30, 2010, the Company's significant accounting policies, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, have not changed, except for the following:

        Consolidation—Variable interest entities—The Company adopted Accounting Standards Update ("ASU") 2009-17 on January 1, 2010. In accordance with the standard, the Company evaluated its investments and other contractual arrangements to determine if they constitute variable interests in a VIE. A VIE is an entity where a controlling financial interest is achieved through means other than voting rights. A VIE is consolidated by the primary beneficiary, which is the party that has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This overall consolidation assessment includes a review of, among other factors, which interests create or absorb variability, contractual terms, the key decision making powers, their impact on the VIE's economic performance, and related party relationships. Where qualitative assessment is not conclusive, the Company performs a quantitative analysis. The Company reassesses its evaluation of the primary beneficiary of a VIE on an ongoing basis and assesses its evaluation of an entity as a VIE upon certain reconsideration events.

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

        Consolidated VIEs—The Company did not consolidate any new entities as the result of the adoption of ASU 2009-17. The Company continues to consolidate OHA Strategic Credit Fund Parallel I, L.P. ("OHA SCF"), which was created to invest in distressed and undervalued loans, bonds, equities and other investments. As of September 30, 2010, OHA SCF had $41.8 million of total assets, no debt and $0.1 million of noncontrolling interests. The investments held by this entity are presented in "Other investments" on the Company's Consolidated Balance Sheets. As of September 30, 2010, the Company had a total unfunded commitment of $26.8 million to this entity.

        The Company also continues to consolidate Madison Deutsche Andau Holdings, LP ("Madison DA"), which was created to invest in mortgage loans secured by real estate in Europe. As of September 30, 2010, Madison DA had $59.4 million of total assets, no debt and $8.8 million of noncontrolling interests. The investments held by this entity are presented in "Loans and other lending investments, net" on the Company's Consolidated Balance Sheets.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

        Unconsolidated VIEs—On January 1, 2010, the Company deconsolidated Moor Park Real Estate Partners II, L.P. Incorporated ("Moor Park") as a result of the adoption of ASU 2009-17. Moor Park is a third-party managed fund that was created to make investments in European real estate as a 33% investor along-side a sister fund. The Company determined it did not have the power to direct matters that most significantly impact the activities of the VIE due to its interest as a limited partner. There was no cumulative effect adjustment resulting from the deconsolidation and the investment continues to be classified in "Other investments" on the Company's Consolidated Balance Sheets. As of September 30, 2010, the Company's carrying value in Moor Park was $12.6 million. The Company's maximum exposure to loss from this investment would not exceed the carrying value of its investment.

        In addition, the Company determined 26 of its other investments were VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's Consolidated Financial Statements. As of September 30, 2010, the Company's maximum exposure to loss from these investments would not exceed the sum of the $154.2 million carrying value of the investments and $33.6 million of related unfunded commitments.

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

        The general reserve component covers performing loans and reserves for loan losses are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. The formula-based general reserve is derived from estimated principal default probabilities and loss severities applied to groups of loans based upon risk ratings assigned to loans with similar risk characteristics during the Company's quarterly loan portfolio assessment. During this assessment, the Company performs a comprehensive analysis of its loan portfolio and assigns risk ratings to loans that incorporate management's current judgments about their credit quality based on all known relevant internal and external factors that may affect collectability. The Company considers, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. The Company estimates loss rates based on historical realized losses experienced within its portfolio and takes into account current economic conditions affecting the commercial real estate market when establishing appropriate time frames to evaluate loss experience.

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

New accounting standards

        In July 2010, Financial Accounting Standards Board ("FASB") issued ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses," ("ASU 2010-20"), which outlines specific disclosures that will be required for the allowance for credit losses and all finance receivables. Finance receivables includes loans, lease receivables and other arrangements with a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset on an entity's statement of financial position. ASU 2010-20 will require companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the financial statement to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. Required disclosures under ASU 2010-20 as of the end of a reporting period are effective for the Company's December 31, 2010 reporting period and disclosures regarding activities during a reporting period are effective for the Company's March 31, 2011 interim reporting period. The Company is currently evaluating the required disclosures.

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net

        The following is a summary of the Company's loans and other lending investments ($ in thousands):

	As of September 30, 2010					As of December 31, 2009
Type of Investment(1)	Loan Count	Performing Loans	Loan Count	Non- performing Loans(2)	Total	Loan Count	Performing Loans	Loan Count	Non- performing Loans(2)	Total
Senior Mortgages	81	$2,561,335	55	$2,653,063	$5,214,398	108	$3,791,633	73	$4,049,300	$7,840,933
Subordinate Mortgages	14	291,323	2	91,966	383,289	17	401,532	4	89,881	491,413
Corporate/Partnership Loans	19	738,690	2	10,971	749,661	19	887,555	6	70,074	957,629

Managed Loan Value(3)	114	3,591,348	59	2,756,000	6,347,348	144	5,080,720	83	4,209,255	9,289,975
Participated portion of loans(3)		—		—	—		(174,936)		(298,333)	(473,269)

Total Loans		$3,591,348		$2,756,000	6,347,348		$4,905,784		$3,910,922	8,816,706
Reserves for loan losses					(1,024,661)					(1,417,949)

Total Loans, net					5,322,687					7,398,757
Other lending investments—securities					16,493					262,805

Total Loans and other lending investments, net					$5,339,180					$7,661,562

Explanatory Notes:

(1)
Loans and other lending investments are presented net of unearned income, unamortized discounts and premiums and net unamortized deferred fees and costs. In total, these amounts represented a net discount of $88.0 million and $97.0 million as of September 30, 2010 and December 31, 2009, respectively.

(2)
Substantially all of the Company's impaired loans are collateral dependent and impairment has been measured using the fair value of collateral less costs to sell. Additionally, substantially all of the Company's specific reserves relate to loans where impairment was measured based on the estimated fair value of the loans' collateral. Non-performing loans have been determined to be impaired in accordance with the Company's policy and are on non-accrual status. As of September 30, 2010 and December 31, 2009, the Company had non-accrual loans with a total carrying value of $2.90 billion and $4.13 billion, respectively, which included non-performing loans and certain loans that were restructured in troubled debt restructurings.

(3)
Managed Loan Value represents the Company's carrying value of a loan, gross of specific reserves and the outstanding participation interest on loans in the Fremont CRE portfolio. As of September 30, 2010, the Company had received $5.4 million of principal repayments that had not yet been remitted to the Fremont Participation holder and are reflected as a payable in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets. See Fremont Participation below for further discussion.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

        Changes in the Company's reserve for loan losses were as follows (in thousands):

Reserve for loan losses, December 31, 2008	$976,788
Provision for loan losses	1,255,357
Charge-offs	(814,196)

Reserve for loan losses, December 31, 2009(1)	1,417,949
Provision for loan losses	277,242
Charge-offs	(670,530)

Reserve for loan losses, September 30, 2010(1)	$1,024,661

Explanatory Note:

(1)
Total reserve for loan losses at September 30, 2010 and December 31, 2009, included asset specific reserves of $891.0 million and $1.24 billion, respectively, and general reserves of $133.7 million and $174.9 million, respectively.

        During the nine months ended September 30, 2010, the Company funded $303.3 million under existing loan commitments and received gross principal repayments of $1.74 billion, of which a portion of these repayments were allocable to the Fremont Participation (as defined below). During the same period, the Company sold loans with a total carrying value of $484.3 million, for which it recognized charge-offs of $70.3 million.

        During the nine months ended September 30, 2010, the Company received title to properties in full or partial satisfaction of non-performing mortgage loans with a carrying value of $1.02 billion, for which the properties had served as collateral, and recorded charge-offs totaling $412.9 million related to these loans. These properties were recorded as Other real estate owned ("OREO") or Real estate held for investment ("REHI") on the Company's Consolidated Balance Sheets (see Note 5).

        The carrying value of impaired loans was $2.99 billion and $4.20 billion as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, the Company assessed the impaired loans for specific impairment and determined that non-performing loans with a carrying value of $2.37 billion required specific reserves totaling $891.0 million and that the remaining impaired loans did not require any specific reserves. The average carrying value of total impaired loans was approximately $3.47 billion and $4.00 billion during the nine months ended September 30, 2010 and 2009, respectively. The Company recorded interest income from cash payments received on impaired loans of $2.5 million and $26.0 million for the three and nine months ended September 30, 2010, respectively, and $3.8 million and $9.9 million for the three and nine months ended September 30, 2009, respectively.

        Fremont Participation—On July 2, 2007, the Company sold a $4.20 billion participation interest ("Fremont Participation") in the $6.27 billion Fremont CRE portfolio. The Company repaid the participation interest in full on October 15, 2010. While the Fremont Participation interest was outstanding, the holder of the participation received floating interest at LIBOR + 1.50% and 70% of all principal collected from the Fremont CRE portfolio, including principal collected from amounts funded on the loans subsequent to the acquisition of the portfolio and proceeds received from asset sales. As a result of the repayment, the Company will retain 100% of proceeds from sales and repayments of assets associated with the Fremont CRE portfolio, and the assets included in the portfolio will be eligible for

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

selection by the Company's lenders to serve as collateral for the Company's borrowings under its secured credit facilities and secured notes.

        Changes in the outstanding Fremont Participation balance were as follows (in thousands):

Loan participation, December 31, 2009	$473,269
Principal repayments(1)	(473,269)

Loan participation, September 30, 2010	$—

Explanatory Note:

(1)
Includes $5.4 million of principal repayments received by the Company as of September 30, 2010 that had not yet been remitted to the Fremont Participation holder and are reflected as a payable in "Accounts payable, accrued expenses and other liabilities" on the Company's Consolidated Balance Sheets.

        Securities—During the nine months ended September 30, 2010, the Company recognized $9.0 million in net gains resulting from a $205.0 million prepayment of held-to-maturity debt securities and sales of its remaining available-for-sale debt securities.

        During the three and nine months ended September 30, 2009, the Company determined that unrealized credit related losses on certain held-to-maturity and available-for-sale debt securities were other-than-temporary and recorded impairment charges totaling $2.2 million and $11.7 million in "Impairment of other assets" on the Company's Consolidated Statements of Operations.

        Encumbered loans—As of September 30, 2010 and December 31, 2009, loans and other lending investments with a carrying value of $3.63 billion and $4.39 billion, respectively, were pledged as collateral under the Company's secured indebtedness.

Note 5—Real estate held for investment, net and Other real estate owned

        During the nine months ended September 30, 2010, the Company received title to properties with an aggregate estimated fair value of $607.1 million, in full or partial satisfaction of non-performing mortgage loans for which those properties had served as collateral. Of that amount, properties with a value of $269.4 million were classified as REHI and $337.7 million as OREO, based on management's current intention to either hold the properties over a longer period or to market them for sale.

        Real estate held for investment, net—REHI consisted of the following (in thousands):

	As of September 30, 2010	As of December 31, 2009
Land held for investment and development	$487,735	$290,283
Other operating properties	228,357	135,281
Less: accumulated depreciation and amortization	(6,644)	(2,900)

Real estate held for investment, net	$709,448	$422,664

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 5—Real estate held for investment, net and Other real estate owned (Continued)

        The Company records REHI operating income in "Other income" and REHI operating expenses in "Other expense," on the Company's Consolidated Statements of Operations, as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
REHI operating income	$5,597	$2,977	$14,111	$2,977
REHI operating expenses	$8,944	$4,955	$21,113	$4,955

        Other real estate owned—During the nine months ended September 30, 2010, the Company sold OREO assets with a carrying value of $370.2 million. For the three and nine months ended September 30, 2010, the Company recorded net (recoveries)/impairment charges on OREO properties totaling $(0.4) million and $16.8 million, respectively, and recorded net expenses related to holding costs for OREO properties of $10.2 million and $24.1 million, respectively.

        For the three and nine months ended September 30, 2009, the Company recorded impairment charges to OREO properties totaling $8.0 million and $36.9 million, respectively, and recorded net expenses related to holding costs for OREO properties of $7.2 million and $20.7 million, respectively.

        Encumbered OREO and REHI assets—As of September 30, 2010 and December 31, 2009, OREO assets with a carrying value of $281.5 million and $232.7 million, respectively, and REHI assets with a carrying value of $43.0 million and $27.1 million, respectively were pledged as collateral under the Company's secured indebtedness.

Note 6—Corporate Tenant Lease Assets, net

        The Company's investments in CTL assets, at cost, were as follows (in thousands):

	As of September 30, 2010	As of December 31, 2009
Facilities and improvements	$1,648,100	$2,761,083
Land and land improvements	454,925	639,581
Less: accumulated depreciation	(310,819)	(514,768)

Corporate tenant lease assets, net	$1,792,206	$2,885,896

        On June 25, 2010, the Company completed the sale of a portfolio of 32 CTL assets to a single purchaser for a gross purchase price of $1.35 billion that resulted in a net gain of $250.3 million. The aggregate carrying value of the portfolio of assets was $1.05 billion. In relation to this transaction, the Company reduced its gain on sale and recorded a liability of $30.0 million based upon certain contingent obligations potentially owing to the purchaser. Proceeds from this transaction were used to repay a $947.9 million term loan collateralized by the properties being sold that was scheduled to mature in April 2011, as well as for general corporate purposes. See Note 9 for additional details on the repayment of the debt collateralized by these assets. As part of the purchaser's financing for the transaction, the Company

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 6—Corporate Tenant Lease Assets, net (Continued)

provided the purchaser with $105.6 million of mezzanine loans, which were subsequently paid down to $26.9 million as of September 30, 2010.

        Summarized financial information for discontinued operations related to the sale of the portfolio of 32 CTL assets is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Total revenues	$—	$28,750	$55,559	$85,945
Income from discontinued operations	$—	$2,320	$16,389	$8,053

        In addition to the sale of the portfolio of assets noted above, during the three and nine months ended September 30, 2010, the Company sold CTL assets with carrying values of $48.6 million and $119.7 million, respectively, which resulted in gains of $4.4 million and $20.1 million, respectively. During the three and nine months ended September 30, 2009, the Company sold CTL assets with carrying values of $21.2 million and $46.0 million, respectively, which resulted in gains of $0.8 million and $12.4 million, respectively.

        For the three and nine months ended September 30, 2010, the Company recorded impairment charges on CTL assets of $5.7 million and $6.1 million, respectively, of which $1.5 million and $1.9 million were included in "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations. For the three and nine months ended September 30, 2009, the Company recorded impairment charges on CTL assets of $8.9 million and $11.5 million, respectively, of which $8.7 million and $11.3 million were included in "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations.

        The Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements were $6.2 million and $23.9 million for the three and nine months ended September 30, 2010, respectively, and $9.5 million and $28.4 million for the three and nine months ended September 30, 2009, respectively. Of these amounts, $5.8 million and $18.0 million for the three and nine months ended September 30, 2010, respectively, and $6.4 million and $18.7 million for the three and nine months ended September 30, 2009, respectively, were included as a reduction of "Operating costs—corporate tenant lease assets," and the remainder was included in "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations.

        Allowance for doubtful accounts—As of September 30, 2010 and December 31, 2009, the total allowance for doubtful accounts related to tenant receivables was $3.4 million and $2.8 million, respectively.

        Encumbered CTL assets—As of September 30, 2010 and December 31, 2009, CTL assets with a carrying value of $1.54 billion and $2.59 billion, respectively, were encumbered with mortgages or pledged as collateral under the Company's secured indebtedness.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Other Investments

        Other investments consist of the following items (in thousands):

	As of September 30, 2010	As of December 31, 2009
Equity method investments	$506,987	$339,002
CTL in-place lease intangibles, net(1)	26,174	48,751
Cost method investments	9,020	6,923
Marketable securities	359	38,454

Other investments	$542,540	$433,130

Explanatory Note:

(1)
Accumulated amortization for these assets was $24.9 million and $33.1 million as of September 30, 2010 and December 31, 2009, respectively. Amortization expense related to these assets was $1.6 million and $4.8 million for the three and nine months ended September 30, 2010, respectively, and $1.7 million and $5.7 million for the three and nine months ended September 30, 2009, respectively.

Equity method investments

        The Company's equity method investments and its proportionate share of their results were as follows (in thousands):

	Carrying value		Equity in earnings
			For three months ended September 30,		For nine months ended September 30,
	As of September 30, 2010	As of December 31, 2009
			2010	2009	2010	2009
Oak Hill	$167,236	$180,372	$2,217	$3,803	$10,707	$8,663
LNR	123,403	—	2,336	—	2,336	—
Madison Funds	88,826	75,096	1,398	165	7,452	(7,414)
Other	127,522	83,534	572	3,402	11,208	(12,515)

Total	$506,987	$339,002	$6,523	$7,370	$31,703	$(11,266)

        LNR—On July 29, 2010, the Company acquired an ownership interest of approximately 24% in LNR Property Corporation ("LNR"). LNR is a servicer and special servicer of commercial mortgage loans and CMBS and a diversified real estate investment, finance and management company. In the transaction, the Company and a group of investors, including other creditors of LNR, acquired 100% of the common stock of LNR in exchange for cash and the extinguishment of existing senior notes of LNR's parent holding company (the "Holdco Notes"). The Company's share of the consideration paid was $100.0 million in cash as well as $100.0 million aggregate principal amount of Holdco Notes that were exchanged for an equity interest of $20.0 million.

        Other equity and cost method investments—During the nine months ended September 30, 2009, the Company recorded a non-cash out-of-period charge of $9.4 million to recognize additional losses from an equity method investment as a result of additional depreciation expense that should have been recorded at

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Other Investments (Continued)

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

        During the three and nine months ended September 30, 2009, the Company recognized impairment charges on certain of its equity and cost method investments of $7.1 million and $12.2 million, respectively.

Note 8—Other Assets and Other Liabilities

        Deferred expenses and other assets, net, consist of the following items (in thousands):

	As of September 30, 2010	As of December 31, 2009
Deferred financing fees, net(1)	$22,487	$41,959
Other receivables	15,973	15,235
Corporate furniture, fixtures and equipment, net(2)	11,608	14,550
Prepaid expenses	8,806	6,045
Leasing costs, net(3)	6,509	14,830
Other assets	16,472	16,587

Deferred expenses and other assets, net	$81,855	$109,206

Explanatory Notes:

(1)
Accumulated amortization on deferred financing fees was $32.6 million and $30.3 million as of September 30, 2010 and December 31, 2009, respectively.

(2)
Accumulated depreciation on corporate furniture, fixture and equipment was $6.7 million and $5.6 million as of September 30, 2010 and December 31, 2009, respectively.

(3)
Accumulated amortization on leasing costs was $5.0 million and $11.2 million as of September 30, 2010 and December 31, 2009, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Other Assets and Other Liabilities (Continued)

        Accounts payable, accrued expenses and other liabilities consist of the following items (in thousands):

	As of September 30, 2010	As of December 31, 2009
Accrued interest payable	$58,896	$49,697
Accrued expenses	35,208	37,388
Property taxes payable	12,695	5,211
Deferred tax liabilities	11,880	9,336
Unearned operating lease income	8,432	17,153
Fremont Participation payable (see Note 4)	5,458	67,711
Security deposits from customers	3,562	24,763
Other liabilities	49,178	40,851

Accounts payable, accrued expenses and other liabilities	$185,309	$252,110

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net

        As of September 30, 2010 and December 31, 2009, the Company's debt obligations were as follows (in thousands):

	Carrying Value as of
	September 30, 2010	December 31, 2009	Stated Interest Rates	Scheduled Maturity Date
Secured revolving credit facilities:
Line of credit(1)	$619,896	$625,247	LIBOR + 1.50%	June 2011
Line of credit(1)	334,180	334,180	LIBOR + 1.50%	June 2012
Unsecured revolving credit facilities:
Line of credit	502,116	504,305	LIBOR + 0.85%	June 2011
Line of credit	243,840	244,295	LIBOR + 0.85%	June 2012

Total revolving credit facilities	1,700,032	1,708,027
Secured term loans:
Collateralized by CTLs	—	947,862	6.25%	April 2011
Collateralized by loans, CTLs, REHI and OREO(1)	1,055,000	1,055,000	LIBOR + 1.50%	June 2011
Collateralized by loans, CTLs, REHI and OREO(1)	613,384	621,221	LIBOR + 1.50%	June 2012
Collateralized by loans, CTLs, REHI and OREO(2)	1,000,000	1,000,000	LIBOR + 2.50%	June 2012
Collateralized by CTLs	—	114,279	11.438%	December 2020
Collateralized by CTLs and OREO	191,935	260,980	LIBOR + 1.65%	Various through 2029
			6.4% - 8.4%

Total secured term loans	2,860,319	3,999,342
Secured notes:
8.0% senior notes(3)	—	155,253	8.0%	March 2011
10.0% senior notes(3)(4)	312,329	479,548	10.0%	June 2014

Total secured notes	312,329	634,801
Unsecured notes:
LIBOR + 0.35% senior notes	—	158,699	LIBOR + 0.35%	March 2010
5.375% senior notes	—	143,509	5.375%	April 2010
6.0% senior notes	111,322	251,086	6.0%	December 2010
5.80% senior notes	123,841	192,890	5.80%	March 2011
5.125% senior notes	108,446	175,168	5.125%	April 2011
5.65% senior notes	202,538	286,787	5.65%	September 2011
5.15% senior notes	333,006	406,996	5.15%	March 2012
5.50% senior notes	108,345	146,470	5.50%	June 2012
LIBOR + 0.50% senior convertible notes(5)	787,750	787,750	LIBOR + 0.50%	October 2012
8.625% senior notes	501,701	508,701	8.625%	June 2013
5.95% senior notes	448,453	459,453	5.95%	October 2013
6.5% senior notes	67,055	75,635	6.5%	December 2013
5.70% senior notes	200,601	206,601	5.70%	March 2014
6.05% senior notes	105,765	105,765	6.05%	April 2015
5.875% senior notes	261,403	261,403	5.875%	March 2016
5.85% senior notes	99,722	99,722	5.85%	March 2017

Total unsecured notes	3,459,948	4,266,635
Other debt obligations	100,000	100,000	LIBOR + 1.5%	October 2035

Total debt obligations	8,432,628	10,708,805
Debt premiums/(discounts), net(4)(5)	84,773	186,098

Total debt obligations, net	$8,517,401	$10,894,903

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net (Continued)

Explanatory Notes:

(1)
Represents outstanding borrowings under the Company's Second Priority Credit Agreements. Under these agreements, the participating lenders have a second priority lien on the same collateral pool securing the First Priority Credit Agreement (see below). As of September 30, 2010, there was approximately $7.6 million that was immediately available to draw under the Second Priority Credit Agreements. These revolving and term loan commitments have an annual commitment fee of 0.20%.

(2)
Represents the outstanding secured term loan under the Company's First Priority Credit Agreement as of September 30, 2010. As discussed in Note 17, on November 2, 2010, the Company fully repaid the $1.0 billion outstanding under its First Priority Credit Agreement and terminated all commitments thereunder.

(3)
Represents the Company's Second Priority Secured Exchange Notes. These notes and borrowings under the Second Priority Credit Agreements are secured by a lien of equal priority on the same pool of collateral.

(4)
As of September 30, 2010, debt premiums/(discounts), net includes unamortized debt premiums of $117.4 million associated with the Second Priority Secured Exchange Notes, which resulted from the unsecured/secured note exchange transactions completed in May 2009.

(5)
As of September 30, 2010, the outstanding principal balance of the Company's senior convertible notes was $787.8 million, the unamortized discount was $24.7 million and the net carrying amount of the liability was $763.1 million. As of September 30, 2010, none of the conversion triggers have been met and the carrying value of the additional paid-in-capital, or equity component of the convertible notes, was $37.4 million. For the three and nine months ended September 30, 2010, the Company recognized interest expense on the convertible notes of $4.8 million and $13.1 million, respectively, of which $2.7 million and $8.0 million, respectively, related to the amortization of the debt discount. For the three and nine months ended September 30, 2009, the Company recognized interest expense on the convertible notes of $4.8 million and $16.9 million, respectively, of which $2.5 million and $7.5 million, respectively, related to the amortization of the debt discount.

        Future Scheduled Maturities—As of September 30, 2010, future scheduled maturities of outstanding long-term debt obligations, net are as follows (in thousands):

2010 (remaining three months)	$111,322
2011	2,674,685
2012(1)	3,420,505
2013	1,072,385
2014	512,930
Thereafter	640,801

Total principal maturities	8,432,628
Unamortized debt premiums/(discounts), net	84,773

Total long-term debt obligations, net	$8,517,401

Explanatory Note:

(1)
As discussed in Note 17, on November 2, 2010, the Company fully repaid the $1.0 billion outstanding under its First Priority Credit Agreement, which was scheduled to mature in June 2012, and terminated all commitments thereunder.

        Repayments and Note Repurchases—During the nine months ended September 30, 2010, the Company retired $582.5 million par value of its senior secured and unsecured notes through open market repurchases and redeemed $282.3 million of senior secured notes with various maturities ranging from March 2010 to June 2014. In connection with these repurchases and redemptions, the Company recorded aggregate gains on early extinguishment of debt of $9.5 million and $125.9 million for the three and nine months ended September 30, 2010, respectively. The Company also repaid $264.4 million of unsecured notes at maturity during the nine months ended September 30, 2010.

        During the same period, the Company repaid secured term loans, including a $947.9 million non-recourse loan that was collateralized by the portfolio of 32 CTL assets sold during the period, as well

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net (Continued)

as $153.3 million of other term loans with various maturities. In connection with these repayments, the Company expensed unamortized deferred financing costs and incurred other expenses totaling $7.6 million, which reduced net gain on early extinguishment of debt during the nine months ended September 30, 2010.

Debt Covenants

        The Company's ability to borrow under its secured credit facilities depends on maintaining compliance with various covenants, including a minimum tangible net worth covenant and specified financial ratios, such as fixed charge coverage, unencumbered assets to unsecured indebtedness, eligible collateral coverage and leverage ratios. All of these covenants in the Company's facilities are maintenance covenants and, if breached and not cured within applicable cure periods, could result in an acceleration of the Company's facilities if a waiver or modification is not agreed upon with the required lenders (see Business Risks and Uncertainties in Note 10). The Company's secured credit facilities also impose limitations on repayments, repurchases, refinancings and optional redemptions of its existing unsecured and secured debt securities, as well as limitations on repurchases of its Common Stock. Specifically, the Company may refinance its outstanding senior unsecured notes using up to $1.0 billion of second priority secured notes (of which $634.8 million principal amount has been issued to date) and an unlimited amount of third priority secured notes in exchange transactions, or new unsecured notes subject to certain limitations. Prior to the Company's repayment of the $1.0 billion outstanding under its First Priority Credit Agreement on November 2, 2010 (see Note 17), the Company was permitted to use up to an aggregate of $350.0 million to repurchase its senior unsecured notes maturing after June 26, 2012 and its Common Stock. This limitation has been increased to $750.0 million as a result of repaying the $1.0 billion outstanding under its First Priority Credit Agreement; provided, however, that no more than $50.0 million may be used for Common Stock repurchases prior to December 31, 2010 and no more than $100.0 million may be used for all Common Stock repurchases. There is no limitation on the Company's ability to repurchase senior unsecured notes maturing on or before June 26, 2012. Through September 30, 2010, the Company had used $349.5 million of its $750.0 million currently available to repurchase senior unsecured notes maturing after June 26, 2012 and Common Stock, of which $36.9 million was used to repurchase Common Stock.

        For so long as the Company maintains its qualification as a REIT, the secured credit facilities permit the Company to distribute 100% of its REIT taxable income on an annual basis. The Company may not pay common dividends if it ceases to qualify as a REIT.

        The First and Second Priority Credit Agreements and indentures governing the Second Priority Secured Exchange Notes also require that the Company maintain collateral coverage of at least 1.3x the aggregate borrowings and letters of credit outstanding under the First Priority Credit Agreement, the Second Priority Credit Agreements and the Second Priority Secured Exchange Notes. Under certain circumstances, the First and Second Priority Credit Agreements require that payments of principal and net sale proceeds received by the Company in respect of assets constituting collateral for the Company's obligations under these agreements be applied toward the mandatory prepayment of loans and commitment reductions under them. The Company would be required to make such prepayments (i) during any time that the fixed charge coverage ratio, as defined under the agreements, is less than 1.25 to 1.00, (ii) if, after receiving a payment of principal or net sale proceeds in respect of collateral, the Company has insufficient eligible assets available to pledge as replacement collateral or (iii) if, and for so long as, the aggregate principal amount of loans outstanding under the First Priority Credit Agreement

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net (Continued)

exceeds $500 million at any time on or after September 30, 2010, or zero at any time on or after March 31, 2011. The loans outstanding under the First Priority Credit Agreement exceeded $500 million from September 30, 2010 through November 1, 2010. Therefore, during this time the Company redirected to its lenders the payments of principal and net sales proceeds of assets serving as collateral as described further above. The First Priority Credit Agreement was fully repaid, and all commitments terminated thereunder, on November 2, 2010.

        The Company's outstanding debt securities also contain covenants that include fixed charge coverage and unencumbered assets to unsecured indebtedness ratios. The fixed charge coverage ratio in the Company's debt securities is an incurrence test. If the Company does not meet the fixed charge coverage ratio, its ability to incur additional indebtedness will be restricted. The unencumbered assets to unsecured indebtedness covenant and the eligible collateral coverage covenant described in the preceding paragraph are maintenance covenants and, if breached and not cured within applicable cure periods, could result in acceleration of the Company's debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. Based on the Company's unsecured credit ratings at September 30, 2010, the financial covenants in its debt securities, including the fixed charge coverage ratio and maintenance of unencumbered assets to unsecured indebtedness ratio, are operative.

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

        The Company believes it is in full compliance with all the covenants in its debt obligations as of September 30, 2010.

Ratings Triggers

        The Company's First and Second Priority Credit Agreements and unsecured credit agreements bear interest at LIBOR based rates plus an applicable margin which varies between the facilities and is determined based on the Company's corporate credit ratings. The Company's ability to borrow under its credit facilities is not dependent on the level of its credit ratings. Based on the Company's current credit ratings, further downgrades in the Company's credit ratings will have no effect on its borrowing rates under these facilities.

Note 10—Commitments and Contingencies

        Business Risks and Uncertainties—The economic downturn and tightening of credit markets adversely impacted the Company's business, financial condition and operating performance in a number of ways. The Company has experienced significant levels of non-performing loans and provisions for loan losses, increasing amounts of real estate owned as the Company has foreclosed on defaulting borrowers, and a reduction in available liquidity. The economic conditions and their effect on the Company's operations have also resulted in increases in the Company's financing costs, a continuing inability to access the

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 10—Commitments and Contingencies (Continued)

unsecured debt markets, depressed prices for the Company's Common Stock and narrower margins of compliance by the Company with its debt covenants.

        The Company has $111.3 million aggregate principal amount of indebtedness maturing during the remainder of 2010, $2.58 billion maturing on or before June 30, 2011 and an additional $202.5 million maturing on or before December 31, 2011. A failure by the Company to repay its indebtedness as it comes due, or to satisfy a covenant, would trigger a default or an event of default which could give the lenders under the affected indebtedness the ability to accelerate the debt. Most of the Company's recourse debt instruments contain cross default and/or cross-acceleration provisions which may be triggered by defaults or accelerations of the Company's recourse debt above specified thresholds.

        The Company's activities during the financial crisis have focused primarily on resolving problem assets, generating liquidity through loan repayments and asset sales, retiring and paying down debt, maintaining compliance with the financial covenants in its debt instruments and positioning the Company to deal with upcoming debt maturities. The Company's asset sales during the nine months ended September 30, 2010 generated gains of $270.4 million, while the Company's debt repurchases generated $125.9 million of gains. These gains were important contributors to the Company's continued compliance with certain of its debt covenants.

        The Company will need additional liquidity to supplement expected loan repayments and cash generated from operations in order to meet its debt maturities, and/or the Company will need to refinance and/or extend some of its upcoming debt maturities. During the nine months ended September 30, 2010, the Company received loan repayments of $1.74 billion and generated net proceeds from asset sales of $2.37 billion. The Company used a substantial portion of these funds to repay or repurchase $2.26 billion of debt during that period. The Company expects to continue to utilize asset sales as a means of generating liquidity and to repurchase debt at a discount to par in order to reduce its outstanding debt obligations. Although commercial real estate markets remain depressed, management believes there has been some improvement in market conditions, particularly for high quality assets.

        The Company is exploring alternatives for realigning the long-term structure of its assets and liabilities through refinancing, restructuring and/or recapitalization transactions. As announced earlier this year, the Company has retained a third party advisor to assist it in these efforts. The Company has taken several steps to enhance its flexibility in executing such transactions, including the repayment of the $1.0 billion outstanding under its First Priority Credit Agreement (see Note 17) and the redemption of $322.5 million aggregate principal amount of its senior secured notes. Together, these actions increased the amount of the Company's unencumbered assets to $6.35 billion. In addition, the repayment of indebtedness under the First Priority Credit Agreement allows the Company to spend up to an additional $400.0 million to repurchase its longer-dated unsecured bonds and equity under its debt covenants (See Note 9). Subsequent to the end of the quarter, the Company also fully repaid the third party participation interest in the Fremont CRE portfolio. As a result, the Company will retain 100% of proceeds from future repayments and sales of its Fremont assets and the assets will be available to replace and release existing collateral for the Company's secured credit facilities and secured notes, or to utilize for other potential financing transactions. The Company has had and expects to continue to have discussions with third parties regarding potential financing, however, any such transactions would be subject to market conditions and other factors, some of which are outside of the Company's control, and there can be no assurance that the Company will be able to execute any such transactions or generate sufficient liquidity to meet its cash needs. If the Company is unable to refinance or repay its debt as it comes due, the Company's business,

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 10—Commitments and Contingencies (Continued)

financial condition, results of operations and Common Stock price will be materially and adversely affected. The Company's plans are dynamic and it expects to adjust its plans as market conditions change.

        Unfunded Commitments—The Company has certain off-balance sheet unfunded commitments. The Company generally funds construction and development loans and build-outs of CTL space over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. The Company refers to these arrangements as Performance-Based Commitments. In addition, the Company will sometimes establish a maximum amount of additional fundings which it will make available to a borrower or tenant for an expansion or addition to a project if it approves of the expansion or addition at its sole discretion. The Company refers to these arrangements as Discretionary Fundings. Finally, the Company has committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of September 30, 2010, the maximum amounts of the fundings the Company may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that it will approve all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans	CTL	Total
Performance-Based Commitments	$177,821	$3,734	$181,555
Discretionary Fundings	165,267	—	165,267
Strategic Investments	N/A	N/A	61,130

Total	$343,088	$3,734	$407,952

        Other Commitments—In 2009, as a result of the Company's decision to remain in its current space that is leased through 2021, the Company entered into a settlement agreement with a landlord regarding a separate long-term lease for new headquarters space. Under the settlement, the Company agreed to pay the landlord a $42.4 million settlement payment in order to settle all disputes between the Company and the landlord relating to the lease and the landlord agreed among other things, to terminate the lease. For the nine months ended September 30, 2009, the Company recognized this lease termination expense in "Other expense" on the Company's Consolidated Statements of Operations.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 11—Equity

        Preferred Stock—The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of September 30, 2010 and December 31, 2009:

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

(2)
The Company declared and paid dividends aggregating $6.0 million, $8.3 million, $5.8 million, $4.6 million and $7.0 million on its Series D, E, F, G, and I preferred stock, respectively, during the nine months ended September 30, 2010. There are no dividend arrearages on any of the preferred shares currently outstanding.

        Dividends—In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income and must distribute 100% of its taxable income to avoid paying corporate federal income taxes. The Company has recorded net operating losses and may record net operating losses in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may be required to borrow to make sufficient dividend payments. The Company's secured credit facilities permit the Company to distribute 100% of its REIT taxable income on an annual basis, for so long as the Company maintains its qualification as a REIT. The secured credit facilities restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any Common Stock dividends for the nine months ended September 30, 2010.

        Stock Repurchase Program—During the nine months ended September 30, 2010, the Company repurchased 2.2 million shares of its outstanding Common Stock for approximately $7.5 million, at an average cost of $3.40 per share, and the repurchases were recorded at cost. As of September 30, 2010, the

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 11—Equity (Continued)

Company had $14.1 million of Common Stock available to repurchase under the Board authorized stock repurchase programs. The Company's Common Stock repurchases are also restricted by limitations imposed by the Company's secured credit facilities, as discussed further in the Debt Covenants section of Note 9.

        Noncontrolling Interest—The following table presents amounts attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders and excludes amounts attributable to noncontrolling interests (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Amounts attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders
Income (loss) from continuing operations	$(78,996)	$(245,154)	$(150,204)	$(632,752)
Income (loss) from discontinued operations	(916)	(3,612)	18,040	4,837
Gain from discontinued operations	4,422	809	270,382	12,426

Net income (loss)	(75,490)	(247,957)	138,218	(615,489)
Preferred dividends	(10,580)	(10,580)	(31,740)	(31,740)

Net income (loss) allocable to common shareholders, HPU holders and Participating Security holders	$(86,070)	$(258,537)	$106,478	$(647,229)

Note 12—Stock-Based Compensation Plans and Employee Benefits

        Stock-based Compensation—The Company recorded stock-based compensation expense of $3.9 million and $13.6 million for the three and nine months ended September 30, 2010, respectively, and $4.5 million and $17.6 million for the three and nine months ended September 30, 2009, respectively in "General and administrative" on the Company's Consolidated Statements of Operations. As of September 30, 2010, there was $19.3 million of total unrecognized compensation cost related to all unvested restricted stock units. That cost is expected to be recognized over a weighted average remaining vesting/service period of 0.90 years. As of September 30, 2010, an aggregate of 3.3 million shares remain available for issuance pursuant to future awards under the Company's 2006 and 2009 Long-Term Incentive Plans.

  Restricted Stock Units

        2010 Awards—On February 17, 2010, the Company granted 1,516,074 service-based restricted stock units to employees that represent the right to receive an equivalent number of shares of the Company's Common Stock (after deducting shares for minimum required statutory withholdings) if and when the units vest. These units will cliff vest on February 17, 2012 if the employee is employed by the Company on that date and carry dividend equivalent rights that entitle the holder to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock. The grant date fair value of these awards was $4.7 million. As of September 30, 2010, 1,370,917 of these awards remained outstanding.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 12—Stock-Based Compensation Plans and Employee Benefits (Continued)

        On March 2, 2010, the Company granted 806,518 performance-based restricted stock units to its Chairman and Chief Executive Officer. These units represent the right to receive an equivalent number of shares of the Company's Common Stock (after deducting shares for minimum required statutory withholdings) if and when the units vest. The performance-based units will cliff vest on March 2, 2012 if certain performance and service conditions have been achieved, relating to reduction in the Company's general and administrative expenses, retirement of debt and continued employment. Upon achievement of the performance conditions prior to the cliff vesting date, these performance-based units thereafter carry dividend equivalent rights that entitle the holder to receive dividend payments, if and when dividends are paid on shares of the Company's Common Stock. The grant date fair value of these performance based units was $3.2 million. As of September 30, 2010, all of these awards remained outstanding.

        Other Outstanding Awards—In addition to the awards granted in 2010, noted above, the following awards remained outstanding as of September 30, 2010:

  •
  1,854,311 service-based restricted stock units with original vesting terms ranging from two to five years that are entitled to be paid dividends if and when dividends are paid on shares of the Company's Common Stock.

  •
  8,380,000 market-condition based restricted stock units granted to executives and other officers of the Company on December 19, 2008. These units will vest only if specified price targets for the Company's Common Stock are achieved and if the employee is thereafter employed on the vesting date, as follows: (a) if the Common Stock achieves an average price of $7.00 or more (average NYSE closing price over 20 consecutive trading days) prior to December 19, 2010, the units will vest in two equal installments on January 1, 2011 and January 1, 2012; and (b) if the units do not achieve the $7.00 average price target, but the Common Stock achieves an average price of $10.00 or more (average NYSE closing price over 20 consecutive trading days) prior to December 19, 2011, the units will vest in one installment on January 1, 2012. These awards established a $4.00 average price target for the initial period ended December 19, 2009, which was not achieved, therefore, only the $7.00 and $10.00 average price targets remain applicable. If an applicable price target has been achieved, the units will thereafter be entitled to dividend equivalent payments as dividends are paid on the Company's Common Stock.

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

        Stock Options—As of September 30, 2010, the Company had 142,788 stock options outstanding and exercisable with a weighted average strike price of $24.87 and a weighted average remaining contractual life of 0.83 years.

        Common Stock Equivalents ("CSEs")—During the nine months ended September 30, 2010, the Company granted 84,573 CSEs to members of the Board of Directors at a grant date fair value of $5.91 per share. These CSEs have a one-year service vesting period and pay dividends in an amount equal to the dividends paid on the equivalent number of shares of the Company's Common Stock from the date of grant, as and when dividends are paid on the Common Stock. As of September 30, 2010, 281,958 CSEs granted to members of the Company's Board of Directors remained outstanding and had an aggregate intrinsic value of $0.9 million.

        401(k) Plan—The Company made gross contributions to its 401(k) Plan of approximately $0.1 million and $0.9 million for the three and nine months ended September 30, 2010, respectively, and $0.2 million and $1.1 million for the three and nine months ended September 30, 2009.

Note 13—Earnings Per Share

        The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted EPS calculations (in thousands, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Income (loss) from continuing operations	$(78,138)	$(244,639)	$(149,347)	$(633,750)
Net (income) loss attributable to noncontrolling interests	(858)	(515)	(857)	998
Preferred dividends	(10,580)	(10,580)	(31,740)	(31,740)

Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders and HPU holders	$(89,576)	$(255,734)	$(181,944)	$(664,492)

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Earnings Per Share (Continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders(1)	$(86,934)	$(248,583)	$(176,597)	$(646,385)
Income (loss) from discontinued operations	(889)	(3,511)	17,509	4,705
Gain from discontinued operations	4,292	786	262,421	12,087

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(83,531)	$(251,308)	$103,333	$(629,593)

Denominator (basic and diluted):
Weighted average common shares outstanding for basic and diluted earnings per common share	93,370	98,674	93,556	101,324

Basic and diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders(1)	$(0.93)	$(2.52)	$(1.89)	$(6.38)
Income (loss) from discontinued operations	(0.01)	(0.04)	0.19	0.05
Gain from discontinued operations	0.05	0.01	2.80	0.12

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(0.89)	$(2.55)	$1.10	$(6.21)

Earnings allocable to High Performance Units:
Numerator for basic and diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders(1)	$(2,642)	$(7,151)	$(5,347)	$(18,107)
Income (loss) from discontinued operations	(27)	(101)	531	132
Gain from discontinued operations	130	23	7,961	339

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(2,539)	$(7,229)	$3,145	$(17,636)

Denominator (basic and diluted):
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15	15	15

Basic and diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders(1)	$(176.14)	$(476.73)	$(356.46)	$(1,207.13)
Income (loss) from discontinued operations	(1.80)	(6.73)	35.40	8.80
Gain from discontinued operations	8.67	1.53	530.73	22.60

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(169.27)	$(481.93)	$209.67	$(1,175.73)

Explanatory Note:

(1)
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders and High Performance Units has been adjusted for net (income) loss attributable to noncontrolling interests and preferred dividends (see preceding table).

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Earnings Per Share (Continued)

        For the three and nine months ended September 30, 2010 and 2009, the following shares were anti-dilutive (in thousands):

	For the Three and Nine Months Ended September 30,
	2010	2009
Joint venture shares	298	298
Stock options	143	520
Restricted stock units(1)	11,528	11,548

Explanatory Note:

(1)
For the periods ended September 30, 2010 and 2009, anti-dilutive restricted stock units exclude 3.2 million and 2.5 million, respectively, of unvested restricted stock units that have dividend equivalent rights as they are considered Participating Securities.

Note 14—Comprehensive Income (Loss)

        The statement of comprehensive income (loss) attributable to iStar Financial, Inc. is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(74,632)	$(247,442)	$139,075	$(616,487)
Other comprehensive income:
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization	—	—	(4,206)	4,058
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization	79	(227)	(340)	(3,820)
Unrealized gains/(losses) on available-for-sale securities	36	3,973	76	7,444
Unrealized gains/(losses) on cash flow hedges	—	—	—	(30)
Unrealized gains/(losses) on cumulative translation adjustment	1,780	1,008	352	(224)

Comprehensive income (loss)	$(72,737)	$(242,688)	$134,957	$(609,059)
Net (income) loss attributable to noncontrolling interests	(858)	(515)	(857)	998

Comprehensive income (loss) attributable to iStar Financial Inc.	$(73,595)	$(243,203)	$134,100	$(608,061)

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 14—Comprehensive Income (Loss) (Continued)

        Accumulated other comprehensive income reflected in the Company's shareholders' equity is comprised of the following (in thousands):

	As of
	September 30, 2010	December 31, 2009
Unrealized gains/(losses) on available-for-sale securities	$(171)	$3,959
Unrealized gains on cash flow hedges	3,816	4,156
Unrealized losses on cumulative translation adjustment	(1,618)	(1,970)

Accumulated other comprehensive income	$2,027	$6,145

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 15—Fair Values (Continued)

        The following table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories (in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2010:
Recurring basis:
Financial Assets:
Marketable securities—trading debt and equity securities	$359	$359	$—	$—
Financial Liabilities:
Derivative liabilities	$1,227	$—	$1,227	$—
Non-recurring basis:
Financial Assets:
Impaired loans	$976,424	$—	$—	$976,424
Non-financial Assets:
Impaired OREO	$23,307	$—	$—	$23,307
Impaired CTL assets	$14,310	$—	$—	$14,310
As of December 31, 2009:
Recurring basis:
Financial Assets:
Derivative assets	$800	$—	$800	$—
Other lending investments—available-for-sale debt securities	$6,800	$6,800	$—	$—
Marketable securities—trading debt and equity securities	$38,454	$254	$38,200	$—
Financial Liabilities:
Derivative liabilities	$254	$—	$254	$—
Non-recurring basis:
Financial Assets:
Impaired loans	$1,167,498	$—	$—	$1,167,498
Non-financial Assets:
Impaired OREO	$181,540	$—	$—	$181,540
Impaired CTL assets held for sale	$17,282	$—	$—	$17,282
Impaired CTL assets	$48,000	$—	$—	$48,000

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

        The book and estimated fair values of financial instruments were as follows (in thousands)(1):

	As of September 30, 2010		As of December 31, 2009
	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Loans and other lending investments, net	$5,339,180	$4,946,852	$7,661,562	$6,638,840
Financial liabilities:
Debt obligations, net	$8,517,401	$7,352,996	$10,894,903	$8,115,023

Explanatory Note:

(1)
The carrying values of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. The fair value of other financial instruments, including derivative assets and liabilities and marketable securities are included in the previous table.

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

        Impaired loans—The Company's loans identified as being impaired are generally collateral dependent loans and are evaluated for impairment by comparing the estimated fair value of the underlying collateral,

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 15—Fair Values (Continued)

less costs to sell, to the carrying value of each loan. Due to the nature of the individual properties collateralizing the Company's loans, the Company generally uses a discounted cash flow approach through internally developed valuation models to estimate the fair value of the collateral. This approach requires the Company to make significant judgments in respect to discount rates, capitalization rates and the timing and amounts of estimated future cash flows that are all considered Level 3 inputs. These cash flows generally include property revenues, lot and unit sale prices, operating costs, and costs of completion. In more limited cases, the Company obtains external "as is" appraisals for loan collateral, generally when third party participations exist, and appraised values may be discounted when real estate markets rapidly deteriorate.

        Impaired OREO assets—If the Company determines an OREO asset is impaired it records an impairment charge to mark the asset to its estimated fair market value. Due to the nature of the individual properties in the OREO portfolio, the Company uses a discounted cash flow methodology through internally developed valuation models to estimate the fair value of the assets. This approach requires the Company to make significant judgments with respect to discount rates, capitalization rates and the timing and amounts of estimated future cash flows that are all considered Level 3 inputs. These cash flows generally include property revenues, lot and unit sale prices, operating costs, and costs of completion.

        Impaired CTL assets held for sale—The estimated fair value of impaired CTL assets held for sale is determined using observable market information, typically including contracted prices with prospective purchasers.

        Impaired CTL assets—If the Company determines a CTL asset is impaired it records an impairment charge to mark the asset to its estimated fair market value. Due to the nature of the individual properties in the CTL portfolio, the Company generally uses a discounted cash flow methodology through internally developed valuation models to estimate the fair value of the assets. This approach requires the Company to make significant judgments with respect to discount rates, capitalization rates and the timing and amounts of estimated future cash flows that are all considered Level 3 inputs. These cash flows are primarily based on expected future leasing rates and operating costs.

        Loans and other lending investments—The Company estimates the fair value of its performing loans and other lending investments using a discounted cash flow methodology. This method discounts estimated future cash flows using rates management determines best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality.

        Debt obligations, net—For debt obligations traded in secondary markets, the Company uses market quotes, to the extent they are available to determine fair value. For debt obligations not traded in secondary markets, the Company determines fair value using the discounted cash flow methodology, whereby contractual cash flows are discounted at rates that management determines best reflect current market interest rates that would be charged for debt with similar characteristics and credit quality.

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

        The Company evaluates performance based on the following financial measures for each segment (in thousands):

	Real Estate Lending(1)	Corporate Tenant Leasing(2)	Corporate/ Other(3)	Company Total
Three months ended September 30, 2010:
Total revenues(4)	$92,061	$41,547	$764	$134,372
Earnings from equity method investments	—	605	5,918	6,523
Total operating and interest expense(5)	100,123	25,489	102,946	228,558

Net operating income (loss)(6)	(8,062)	16,663	(96,264)	(87,663)
Three months ended September 30, 2009:
Total revenues(4)	$128,057	$44,061	$6,098	$178,216
Earnings from equity method investments	—	614	6,756	7,370
Total operating and interest expense(5)	372,428	24,169	125,329	521,926

Net operating income (loss)(6)	(244,371)	20,506	(112,475)	(336,340)
Nine months ended September 30, 2010:
Total revenues(4)	$308,013	$127,981	$2,151	$438,145
Earnings from equity method investments	—	1,873	29,830	31,703
Total operating and interest expense(5)	348,563	69,248	319,689	737,500

Net operating income (loss)(6)	(40,550)	60,606	(287,708)	(267,652)
Nine months ended September 30, 2009:
Total revenues(4)	$448,342	$134,981	$14,817	$598,140
Earnings (loss) from equity method investments	—	1,881	(13,147)	(11,266)
Total operating and interest expense(5)	1,126,119	79,839	461,623	1,667,581

Net operating income (loss)(6)	(677,777)	57,023	(459,953)	(1,080,707)
As of September 30, 2010:
Total long-lived assets(7)	$6,831,239	$1,792,206	—	$8,623,445
Total assets	6,922,123	1,918,078	1,624,548	10,464,749
As of December 31, 2009:
Total long-lived assets(7)	$8,923,367	$2,903,178	$—	$11,826,545
Total assets	8,999,558	3,149,783	661,234	12,810,575

Explanatory Notes:

(1)
Real Estate Lending includes the Company's OREO and REHI assets and related operating revenue and expenses.

(2)
Net operating income (loss) excludes amounts related to discontinued operations as these amounts have been reclassified to "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations.

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

(5)
Total operating and interest expense primarily includes provision for loan losses for the Real Estate Lending business and operating costs on CTL assets for the Corporate Tenant Leasing business, as well as interest expense specifically related to each segment. Interest expense on secured and unsecured notes, secured and unsecured revolving credit facilities and general and administrative expense are included in Corporate/Other for all periods. Depreciation and amortization of $15.5 million and $47.5 million for the three and nine months ended September 30, 2010, respectively, and $16.6 million and $46.9 million for the three and nine months ended September 30, 2009, respectively, are included in the amounts presented above.

(6)
Net operating income (loss) represents income attributable to iStar Financial Inc. before gain on early extinguishment of debt, income (loss) from discontinued operations and gain from discontinued operations.

(7)
Total long-lived assets include Loans and other lending investments, net, REHI and OREO for the Real Estate Lending segment, and Corporate tenant lease assets, net and Assets held for sale for the Corporate Tenant Leasing segment.

Note 17—Subsequent Events

        On November 2, 2010, the Company fully repaid the $1.0 billion outstanding on its First Priority Credit Agreement, which was due to mature in June 2012, and terminated all commitments thereunder. As a result of this repayment, the amount of collateral which must be pledged to its secured facilities and secured notes in order to meet the required 1.3x collateral coverage covenants applicable to such indebtedness has been reduced. The repayment also increases the aggregate limitation contained in the Company's secured credit facilities on its repurchases of its senior unsecured notes maturing after June 26, 2012 and its Common Stock from $350.0 million to $750.0 million; provided, however, that no more than $50.0 million may be used for Common Stock repurchases prior to December 31, 2010 and no more than $100.0 million may be used for all Common Stock repurchases.

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

Introduction

        iStar Financial Inc. is a publicly traded finance company focused on the commercial real estate industry. We primarily provide custom tailored financing to high-end private and corporate owners of real estate, including senior and mezzanine real estate debt, senior and mezzanine corporate capital, as well as corporate net lease financing and equity. We are taxed as a real estate investment trust, or "REIT" and provide innovative and value added financing solutions to our customers. We deliver customized financial products to sophisticated real estate borrowers and corporate customers who require a high level of flexibility and service. Our two primary lines of business are lending and corporate tenant leasing. As discussed below, our business has been severely affected by the financial crisis. We have significantly curtailed asset origination activities outside our existing portfolio and have focused our resources on asset management of the portfolio.

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

Executive Overview

        During the quarter ended September 30, 2010, we recorded a net loss of $75.5 million, primarily due to a provision for loan losses of $78.4 million and reduced interest income resulting from our significant level of non-performing loans. Non-performing loans decreased to $2.76 billion or 43.4% of Managed Loan Value (as defined below in "Risk Management") as of September 30, 2010, compared to $4.21 billion or 45.3% of Managed Loan Value at December 31, 2009. The level of non-performing loans is a result of the continued distress in the commercial and residential real estate markets and weakened economic conditions impacting our borrowers, who continue to have difficulty servicing their debt and refinancing or selling their projects in order to repay their loans in a timely manner. The balance of our real estate held for investment ("REHI") and other real estate owned ("OREO") assets have increased from $1.26 billion as of December 31, 2009 to $1.49 billion as of September 30, 2010, as we have obtained title to properties through foreclosure or through deed-in-lieu of foreclosure as part of our efforts to resolve non-performing loans.

        The economic downturn and tightening of credit markets adversely impacted our business, financial condition and operating performance in a number of ways. We have experienced significant levels of non-performing loans and provisions for loan losses, increasing amounts of real estate owned as we have foreclosed on defaulting borrowers, and a reduction in available liquidity. The economic conditions and their effect on our operations have also resulted in increases in our financing costs, a continuing inability to access the unsecured debt markets, depressed prices for our Common Stock and narrower margins of compliance by us with our debt covenants.

        We have $111.3 million aggregate principal amount of indebtedness maturing during the remainder of 2010, $2.58 billion maturing on or before June 30, 2011 and an additional $202.5 million maturing on or before December 31, 2011. A failure by us to repay our indebtedness as it comes due, or to satisfy a covenant, would trigger a default or an event of default which could give the lenders under the affected indebtedness the ability to accelerate the debt. Most of our recourse debt instruments contain cross default and/or cross-acceleration provisions which may be triggered by defaults or accelerations of our recourse debt above specified thresholds.

        Our activities during the financial crisis have focused primarily on resolving problem assets, generating liquidity through loan repayments and asset sales, retiring and paying down debt, maintaining compliance with the financial covenants in our debt instruments and positioning ourselves to deal with upcoming debt maturities. Our asset sales during the nine months ended September 30, 2010 generated gains of $270.4 million, while our debt repurchases generated $125.9 million of gains. These gains were important contributors to our continued compliance with certain of our debt covenants.

        We will need additional liquidity to supplement expected loan repayments and cash generated from operations in order to meet our debt maturities, and/or we will need to refinance and/or extend some of our upcoming debt maturities. During the nine months ended September 30, 2010, we received loan repayments of $1.74 billion and generated net proceeds from asset sales of $2.37 billion. We used a substantial portion of these funds to repay or repurchase $2.26 billion of debt during that period. We expect to continue to utilize asset sales as a means of generating liquidity and to repurchase debt at a discount to par in order to reduce our outstanding debt obligations. Although commercial real estate markets remain depressed, we believe there has been some improvement in market conditions, particularly for high quality assets.

        We are exploring alternatives for realigning the long-term structure of our assets and liabilities through refinancing, restructuring and/or recapitalization transactions. As announced earlier this year, we have retained a third party advisor to assist us in these efforts. We have taken several steps to enhance our flexibility in executing such transactions, including the repayment of the $1.0 billion outstanding under our First Priority Credit Agreement (see Subsequent Events) and the redemption of $322.5 million aggregate principal amount of our senior secured notes. Together, these actions increased the amount of our unencumbered assets to $6.35 billion. In addition, the repayment of indebtedness under the First Priority Credit Agreement allows us to spend up to an additional $400.0 million to repurchase our longer-dated unsecured bonds and equity under our debt covenants (See Debt Covenants). Subsequent to the end of the quarter, we also fully repaid the third party participation interest in the Fremont CRE portfolio. As a result, we will retain 100% of proceeds from future repayments and sales of our Fremont assets and the assets will be available to replace and release existing collateral for our secured credit facilities and secured notes, or to utilize for other potential financing transactions. We have had and expect to continue to have discussions with third parties regarding potential financing, however, any such transactions would be subject to market conditions and other factors, some of which are outside of our control, and there can be no assurance that we will be able to execute any such transactions or generate sufficient liquidity to meet our cash needs. If we are unable to refinance or repay our debt as it comes due, our business, financial condition, results of operations and Common Stock price will be materially and adversely affected. Our plans are dynamic and we expect to adjust our plans as market conditions change.

Results of Operations for the Three Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2009

	For the Three Months Ended September 30,
	2010	2009	$ Change	% Change
	(in thousands)
Interest income	$84,210	$124,701	$(40,491)	(32)%
Operating lease income	41,546	44,063	(2,517)	(6)%
Other income	8,616	9,452	(836)	(9)%

Total revenue	134,372	178,216	(43,844)	(25)%

Interest expense	77,286	97,094	(19,808)	(20)%
Operating costs—corporate tenant lease assets	5,226	3,809	1,417	37%
Depreciation and amortization	15,509	16,564	(1,055)	(6)%
General and administrative	24,239	28,543	(4,304)	(15)%
Provision for loan losses	78,414	345,892	(267,478)	(77)%
Impairment of other assets	3,832	17,565	(13,733)	(78)%
Other expense	24,052	12,459	11,593	93%

Total costs and expenses	228,558	521,926	(293,368)	(56)%

Gain on early extinguishment of debt, net	9,525	91,701	(82,176)	(90)%
Earnings from equity method investments	6,523	7,370	(847)	(11)%
Income (loss) from discontinued operations	(916)	(3,612)	2,696	75%
Gain from discontinued operations	4,422	809	3,613	>100%

Net income (loss)	$(74,632)	$(247,442)	$172,810	70%

        Revenue—The decrease in our interest income is primarily a result of a decline in the balance of performing loans to $3.59 billion at September 30, 2010 from $5.79 billion at September 30, 2009. The decline in performing loans was driven by a smaller asset base resulting from loan repayments and sales as well as loans moving to non-performing status. (see "Risk Management" for additional discussion of non-performing loans).

        Operating lease income from our CTL assets decreased primarily due to a slight decrease in tenant occupancy rates.

        Costs and expenses—Total costs and expenses decreased primarily due to decreases in the provision for loan losses and interest expense. The decline in our provision for loan losses was primarily due to fewer loans moving to non-performing status during the three months ended September 30, 2010 as compared to the same period of 2009, resulting in lower specific reserve provisions. Additionally, loan repayments and sales have led to a decrease in the performing loan asset base, which has resulted in a reduction in the required general loan loss reserve. See "Risk Management" for additional discussion of reserve for loan losses.

        Interest expense decreased primarily due to the repayment and retirement of debt during the last twelve months. The carrying value of our debt declined to $8.52 billion at September 30, 2010 from $11.31 billion at September 30, 2009. In addition, the weighted average interest rate on outstanding debt decreased to 3.57% for the three months ended September 30, 2010 from 4.11% during the same period in 2009 primarily due to the repayment of higher rate debt obligations.

        Impairment of other assets for the three months ended September 30, 2010 includes $4.2 million related to one CTL asset and net recoveries on OREO assets of $0.4 million. For the same period in 2009, impairment of other assets includes $8.0 million of impairments on OREO assets, $7.1 million on equity investments and $2.2 million on investment securities.

        Other expense was higher primarily due to additional property related holding costs associated with our increased number of OREO and REHI assets. These expenses increased to $19.1 million in the third quarter of 2010 from $12.2 million in the same period in 2009.

        General and administrative expenses decreased primarily due to a reduction of $2.7 million in payroll and compensation expenses which was driven by a reduction in headcount.

        Gain on early extinguishment of debt, net—During the three months ended September 30, 2010, we retired $125.0 million par value of our senior unsecured notes through open market repurchases and recognized an aggregate gain on early extinguishment of debt of $9.5 million. During the same period in 2009, we retired $255.5 million par value of our senior unsecured notes through open market repurchases which resulted in an aggregate gain on early extinguishment of debt of $91.7 million. Our note repurchases in the third quarter of 2010 yielded lower gains primarily due to the fact that we were limited by our covenants to repurchases of notes with nearer term maturities which were also trading closer to par than in 2009.

        Income (loss) from discontinued operations—During the three months ended September 30, 2010, losses from discontinued operations included the net income from three CTL assets sold during the period. During the same period in 2009, losses from discontinued operations included the net income from CTL assets sold in the past 12 months that was more than offset by $8.7 million of impairments on three of those sold assets.

        Gain from discontinued operations—We sold three CTL assets during the three months ended September 30, 2010, and recognized aggregate gains of $4.4 million. During the three months ended September 30, 2009, we sold two assets and recognized aggregate gains of $0.8 million.

Results of Operations for the Nine Months Ended September 30, 2010 compared to the Nine Months Ended September 30, 2009

	For the Nine Months Ended September 30,
	2010	2009	$ Change	% Change
	(in thousands)
Interest income	$287,295	$444,109	$(156,814)	(35)%
Operating lease income	127,981	133,634	(5,653)	(4)%
Other income	22,869	20,397	2,472	12%

Total revenue	438,145	598,140	(159,995)	(27)%

Interest expense	246,815	322,255	(75,440)	(23)%
Operating costs—corporate tenant lease assets	11,279	11,924	(645)	(5)%
Depreciation and amortization	47,510	46,890	620	1%
General and administrative	76,569	97,856	(21,287)	(22)%
Provision for loan losses	277,242	1,039,004	(761,762)	(73)%
Impairment of other assets	17,041	65,129	(48,088)	(74)%
Other expense	61,044	84,523	(23,479)	(28)%

Total costs and expenses	737,500	1,667,581	(930,081)	(56)%

Gain on early extinguishment of debt, net	118,305	446,957	(328,652)	(74)%
Earnings (loss) from equity method investments	31,703	(11,266)	42,969	>100%
Income (loss) from discontinued operations	18,040	4,837	13,203	>100%
Gain from discontinued operations	270,382	12,426	257,956	>100%

Net income (loss)	$139,075	$(616,487)	$755,562	>100%

        Revenue—The decrease in our interest income is primarily a result of a decline in the balance of performing loans to $3.59 billion at September 30, 2010 from $5.79 billion at September 30, 2009. The decline in performing loans was driven by a smaller asset base resulting from loan repayments and sales as well as loans moving to non-performing status. (see "Risk Management" for additional discussion of non-performing loans).

        Operating lease income from our CTL assets decreased primarily due to a slight decrease in tenant occupancy rates and lower rent received as a result of lease restructurings.

        Costs and expenses—Total costs and expenses decreased primarily due to decreases in the provision for loan losses and interest expense. The decline in our provision for loan losses was primarily due to fewer loans moving to non-performing status during the nine months ended September 30, 2010 as compared to the same period in 2009 resulting in lower specific reserve provisions. The decrease in loans moving to non-performing status during the current quarter is a function of a smaller overall loan portfolio and somewhat improving economic conditions and credit environment. Additionally, loan repayments and sales have led to a decline in the performing loan asset base, which has resulted in a reduction in the required general loan loss reserve. See "Risk Management" for additional discussion of reserve for loans losses.

        Interest expense decreased primarily due to the repayment and retirement of debt during the last twelve months as well as the exchange of senior unsecured notes for new second-lien senior secured notes completed in May 2009. The carrying value of our debt declined to $8.52 billion at September 30, 2010 from $11.31 billion at September 30, 2009. In addition, the weighted average interest rate on outstanding debt decreased to 3.94% for the nine months ended September 30, 2010 from 4.08% during the same period in 2009 primarily due to the repayment of higher rate debt obligations.

        Impairment of other assets for the nine months ended September 30, 2010 primarily consists of $16.8 million of impairments on OREO assets. For the same period in 2009, impairment of other assets primarily includes $36.9 million of impairments on OREO assets, $12.2 million on equity investments and $11.7 million on investment securities.

        Other expense was lower primarily due to a $42.4 million charge incurred in 2009 pursuant to a settlement agreement under which we terminated a long-term lease for new headquarters space and settled all disputes with the landlord. This charge was partially offset by increased property related holding costs, associated with our increased number of OREO and REHI assets. These expenses increased to $45.2 million in 2010 from $25.6 million in 2009.

        The decrease in general and administrative expenses was primarily due to $11.5 million of lower payroll and compensation expenses, primarily driven by a reduction in head count, and $5.9 million of rent expense incurred during the nine months ended September 30, 2009 relating to a lease for new headquarters space which was terminated in May 2009.

        Gain on early extinguishment of debt, net—During the nine months ended September 30, 2010, we retired $582.5 million par value of our senior secured and unsecured notes through open market repurchases and we redeemed $282.3 million of senior secured notes, which together resulted in an aggregate gain on early extinguishment of debt of $125.9 million. Notes repurchased in 2010 yielded lower gains than in the prior year primarily because they were trading closer to par. These gains were offset by $7.6 million associated with expensing the unamortized deferred financing costs and other costs incurred in connection with the repayments of our $947.9 million non-recourse term loan and another secured term loan that were each collateralized by CTL assets we sold during the period.

        During the same period in 2009, we repurchased and retired $926.2 million par value of our senior unsecured notes and completed our secured note exchange transactions which resulted in gains on early extinguishment of debt of $339.0 million and $108.0 million, respectively.

        Earnings (loss) from equity method investments—The increase in earnings from equity method investments was primarily attributable to better market performance that affected our strategic investments in 2010 as compared to 2009. In addition, during 2009, we recorded a $9.4 million non-cash out of period charge to recognize losses from an equity method investment as a result of additional depreciation expense that should have been recorded at the equity method entity in prior periods.

        Income (loss) from discontinued operations—During the nine months ended September 30, 2010, income (loss) from discontinued operations included the net income from CTL assets sold during the period. During the same period in 2009, income (loss) from discontinued operations included the net income from CTL assets sold in the past 12 months offset by $11.3 million of impairments on those sold assets.

        Gain from discontinued operations—We sold a total of 41 CTL assets during the nine months ended September 30, 2010, and recognized aggregate gains of $270.4 million. During the nine months ended September 30, 2009, we sold four CTL assets and recognized aggregate gains of $12.4 million.

Adjusted Earnings

        We measure our performance using adjusted earnings in addition to net income. Adjusted earnings represent net income attributable to us and allocable to our common shareholders, HPU holders and Participating Security holders computed in accordance with GAAP, before depreciation, amortization, gain from discontinued operations, impairments of goodwill and intangible assets and extraordinary items. Adjustments for joint ventures reflect our share of adjusted earnings calculated on the same basis.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Adjusted earnings:
Net income (loss)	$(74,632)	$(247,442)	$139,075	$(616,487)
Add: Depreciation and amortization	15,706	25,264	54,393	73,341
Add: Joint venture depreciation and amortization	3,570	1,897	7,301	16,091
Add: Impairment of goodwill and intangible assets	—	—	—	4,186
Add: Net (income) loss attributable to noncontrolling interests	(858)	(515)	(857)	998
Less: Gain from discontinued operations	(4,422)	(809)	(270,382)	(12,426)
Less: Deferred financing amortization	(1,839)	(8,780)	(81,744)	3,346
Less: Preferred dividends	(10,580)	(10,580)	(31,740)	(31,740)

Adjusted diluted earnings (loss) attributable to iStar Financial, Inc. and allocable to common shareholders and HPU holders	$(73,055)	$(240,965)	$(183,954)	$(562,691)

Risk Management

        Loan Credit Statistics—The table below summarizes our non-performing loans and details the reserve for loan losses associated with our loans:

	As of September 30, 2010	As of December 31, 2009
Non-performing loans
Carrying value	$2,756,000	$3,910,922
Participated portion	—	298,333

Managed Loan Value(1)	$2,756,000	$4,209,255
As a percentage of Managed Loan Value of total loans(2)	43.4%	45.3%
Watch list loans
Carrying value	$696,115	$697,138
Participated portion	—	20,561

Managed Loan Value(1)	$696,115	$717,699
As a percentage of Managed Loan Value of total loans(2)	11.0%	7.7%
Reserve for loan losses	$1,024,661	$1,417,949
As a percentage of Managed Loan Value of total loans(2)	16.1%	15.3%
As a percentage of Managed Loan Value of non-performing loans	37.2%	33.7%
Other real estate owned
Carrying value	$782,611	$839,141
Real estate held for investment, net
Carrying value	$709,448	$422,664

Explanatory Notes:

(1)
Managed Loan Value represents the carrying value of a loan, gross of specific reserves and the outstanding participation interest on loans in the Fremont CRE portfolio. As of September 30, 2010 we had received $5.4 million of principal repayments that had not yet been remitted to the Fremont Participation holder and are reflected as a payable in "Accounts payable, accrued expenses and other liabilities" on our Consolidated Balance Sheets. See Note 4 of our Notes to the Consolidated Financial Statements for further discussion.

(2)
Managed Loan Value of total loans was $6,347,348 and $9,289,975 as of September 30, 2010 and December 31, 2009, respectively.

        As of September 30, 2010, non-performing loans and OREO and REHI assets had the following collateral and property type characteristics ($ in thousands):

	Non- performing Loans	OREO	REHI	Total	% of Total
Collateral/Property Type
Condo:
Construction—Completed	$547,892	$325,968	$—	$873,860	20.6%
Construction—In Progress	367,410	13,975	—	381,385	9.0%
Conversion	53,520	113,845	—	167,365	3.9%

Subtotal Condo	968,822	453,788	—	1,422,610	33.5%

Land	678,368	110,077	491,627	1,280,072	30.1%
Mixed Use/Mixed Collateral	324,673	70,733	18,734	414,140	9.7%
Retail	266,670	45,145	27,347	339,162	8.0%
Entertainment/Leisure	269,172	—	—	269,172	6.3%
Multifamily	43,111	82,668	29,445	155,224	3.7%
Office	86,956	—	24,263	111,219	2.6%
Hotel	24,738	15,000	68,397	108,135	2.5%
Industrial/R&D	29,487	5,200	49,635	84,322	2.0%
Corporate—Real Estate	61,754	—	—	61,754	1.5%
Other	2,249	—	—	2,249	0.1%

Gross carrying value	$2,756,000	$782,611	$709,448	$4,248,059	100.0%

        Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of September 30, 2010, we had non-performing loans with an aggregate carrying value and Managed Loan Value of $2.76 billion, or 43.4% of the Managed Loan Value of total loans. Our non-performing loans decreased during the nine months ended September 30, 2010, primarily due to sales and repayments as well as transfers of non-performing loans to OREO and REHI. Due to the continued volatility of the commercial real estate market, the process of estimating collateral values and reserves continues to require significant judgment on the part of management. Management currently believes there is adequate collateral and reserves to support the carrying values of the loans.

        Watch List Assets—We conduct a quarterly credit review resulting in an individual risk rating being assigned to each asset in our portfolio. This review is designed to enable management to evaluate and manage asset-specific credit issues and identify credit trends on a portfolio-wide basis. As of September 30, 2010, we had assets on the watch list (excluding non-performing loans) with an aggregate carrying value and aggregate Managed Loan Value of $696.1 million, or 11.0% of total Managed Loan Value.

        Reserve for Loan Losses—As of September 30, 2010, the reserve for loan losses represented 16.1% of Managed Loan Value compared to 15.3% at December 31, 2009. This was the result of $277.2 million of provisioning for loan losses, reduced by $670.5 million of charge-offs during the nine months ended September 30, 2010, combined with a lower loan portfolio balance. The reserve is increased through the provision for loan losses, which reduces income in the period recorded and the reserve is reduced through charge-offs.

        The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of September 30, 2010, we had asset-specific reserves of $891.0 million or 32.3% of non-performing loans compared to asset-specific reserves of $1.24 billion or 29.5% of non-performing loans at December 31, 2009. The decrease in the amount of asset-specific reserves during the nine months ended September 30, 2010 was primarily due to charge-offs recorded upon sale, repayment or transfers of loans to OREO and REHI.

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

        The general reserve was $133.7 million or 3.7% of performing loans as of September 30, 2010, compared to $174.9 million or 3.4% of performing loans at December 31, 2009. The decrease in the amount of general reserves resulted from the decrease in the population of performing loans outstanding from $5.1 billion to $3.6 billion, offset in part by a slight weakening in the weighted average risk ratings of performing loans outstanding during that same period.

        Real Estate Held for Investment, net and Other Real Estate Owned—During the nine months ended September 30, 2010, we received title to properties in full or partial satisfaction of non-performing mortgage loans with a carrying value of $1.02 billion, for which the properties had served as collateral, and recorded charge-offs totaling $412.9 million related to these loans. Of this total, we recorded properties with a carrying value of $269.4 million to REHI and $337.7 million to OREO based on our strategy to either hold the properties over a longer period or to market them for sale. During the nine months ended September 30, 2010, we sold OREO assets with a carrying value of $370.2 million and recorded impairment charges totaling $16.8 million due to changing market conditions.

        Corporate Tenant Lease assets—As of September 30, 2010, our CTL assets consisted of 81 leases among 63 different tenants. Rental income generated by these leases is 45% from government agencies and public companies and 55% from private companies. CTL assets were 87.9% leased with a weighted average lease term of 13 years.

Liquidity and Capital Resources

        As of September 30, 2010, we had $1.12 billion of unrestricted cash. As discussed below in Subsequent Events, we have since repaid the $1.0 billion outstanding on our First Priority Credit Agreement which was due to mature in June 2012, and terminated all commitments thereunder. For the remainder of 2010, we have $111.3 million of debt maturities and we currently expect to use approximately $120.0 million in other net uses of cash for loan commitments, investment activities and operating expenses. However, the timing of funding these commitments and the amounts of the individual fundings are largely dependent on construction projects meeting certain milestones, and therefore they are difficult to predict with certainty.

We have approximately $2.58 billion of aggregate principal amount of indebtedness maturing on or before June 30, 2011 and an additional $202.5 million maturing on or before December 31, 2011.

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

        During the quarter ended September 30, 2010, we received gross principal repayments of $650.6 million and proceeds from asset sales of $400.6 million. We funded $76.7 million of pre-existing commitments, invested $100.0 million of new cash equity in LNR Property Corporation ("LNR") and repaid outstanding debt of $131.0 million, including repurchases of senior secured and unsecured notes, resulting in the recognition of $9.5 million in gain on the early extinguishment of debt during the quarter. To date, we have been able to partially mitigate the impact of increased expenses associated with our loan loss reserves and other impairments on some of our financial covenants through the recognition of gains associated with the extinguishment of debt and asset sales. Subject to certain limitations imposed by our secured bank credit facilities, we may from time to time seek to retire or repurchase additional outstanding debt through cash purchases and/or exchanges, which may take the form of open market purchases, privately negotiated transactions or otherwise, however, there can be no assurance that our efforts in this regard will be successful.

        We will need additional liquidity over the coming year to supplement loan repayments and cash generated from operations in order to meet our debt maturities and funding obligations. We actively manage our liquidity and continually work on initiatives to address both our debt covenants compliance and our liquidity needs. We expect proceeds from asset sales to supplement loan repayments and intend to continue to analyze additional asset sales, secured financing alternatives and other available capital sources as means of generating liquidity to reduce our outstanding debt obligations, while at the same time exploring alternatives for realigning the long-term structure of our assets and liabilities. Earlier this year, we announced that we retained a third party advisor to assist us in exploring such alternatives which could include, among other things, refinancing and/or restructuring some or all of our outstanding indebtedness. There can be no assurance we will be able to execute such alternatives or generate sufficient liquidity to meet our cash needs.

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

        The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of September 30, 2010.

	Principal And Interest Payments Due By Period
	Total	Less Than 1 Year(1)	2 - 3 Years(1)	4 - 5 Years	6 - 10 Years	After 10 Years
	(In thousands)
Long-Term Debt Obligations:
Unsecured notes	$2,672,198	$546,147	$943,052	$821,874	$361,125	$—
Secured notes	312,329	—	—	312,329	—	—
Convertible notes	787,750	—	787,750	—	—	—
Unsecured revolving credit facilities	745,956	502,116	243,840	—	—	—
Secured term loans	2,860,319	1,117,847	1,668,560	—	20,700	53,212
Secured revolving credit facilities	954,076	619,896	334,180	—	—	—
Trust preferred	100,000	—	—	—	—	100,000

Total principal maturities	8,432,628	2,786,006	3,977,382	1,134,203	381,825	153,212
Interest Payable(2)	835,903	304,178	361,473	102,714	37,410	30,128
Operating Lease Obligations	42,435	1,252	11,097	8,744	17,987	3,355

Total(3)	$9,310,966	$3,091,436	$4,349,952	$1,245,661	$437,222	$186,695

Explanatory Notes:

(1)
Future long-term debt obligations due during the years ending December 31, 2011 and 2012 are $2.67 billion and $3.42 billion, respectively. As discussed in Subsequent Events below, on November 2, 2010, we fully repaid the $1.0 billion outstanding under our First Priority Credit Agreement, which was scheduled to mature in June 2012, and terminated all commitments thereunder.

(2)
All variable-rate debt assumes a 30-day LIBOR rate of 0.26% (the 30-day LIBOR rate at September 30, 2010).

(3)
See "Off-Balance Sheet Transactions" below, for a discussion of certain unfunded commitments related to our lending and CTL business.

        Repayments and Note Repurchases—During the nine months ended September 30, 2010, we retired $582.5 million par value of our senior secured and unsecured notes through open market repurchases and we redeemed $282.3 million of senior secured notes with various maturities ranging from March 2010 to June 2014. In connection with these repurchases and redemptions, we recorded aggregate gains on early extinguishment of debt of $9.5 million and $125.9 million for the three and nine months ended September 30, 2010, respectively. We also repaid $264.4 million of unsecured notes at maturity during the nine months ended September 30, 2010.

        During the same period, we repaid secured term loans, including a $947.9 million non-recourse loan that was collateralized by the portfolio of 32 CTL assets that was sold, as well as $153.3 million of other term loans with various maturities. In connection with these repayments, we expensed unamortized deferred financing costs and incurred other expenses totaling $7.6 million, which reduced our net gain on early extinguishment of debt during the nine months ended September 30, 2010.

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

however, there can be no assurance that we will be able to do so. All of these covenants in our facilities are maintenance covenants and, if breached and not cured within applicable cure periods, could result in an acceleration of our facilities if a waiver or modification is not agreed upon with the required lenders. Our secured credit facilities also impose limitations on repayments, repurchases, refinancings and optional redemptions of our existing unsecured and secured debt securities, as well as limitations on repurchases of our Common Stock. Specifically, we may refinance our outstanding senior unsecured notes using up to $1.0 billion of second priority secured notes (of which $634.8 million principal amount has been issued to date) and an unlimited amount of third priority secured notes in exchange transactions, or new unsecured notes subject to certain limitations. Prior to our repayment of the $1.0 billion outstanding under our First Priority Credit Agreement on November 2, 2010 (see Subsequent Events), we were permitted to use up to an aggregate of $350.0 million to repurchase our senior unsecured notes maturing after June 26, 2012 and our Common Stock. This limitation has been increased to $750.0 million as a result of repaying the $1.0 billion outstanding under our First Priority Credit Agreement; provided, however, that no more than $50.0 million may be used for Common Stock repurchases prior to December 31, 2010 and no more than $100.0 million may be used for all Common Stock repurchases. There is no limitation on our ability to repurchase senior unsecured notes maturing on or before June 26, 2012. Through September 30, 2010, we had used $349.5 million of our $750.0 million currently available to repurchase senior unsecured notes maturing after June 26, 2012 and Common Stock, of which $36.9 million was used to repurchase Common Stock.

        For so long as we maintain our qualification as a REIT, the secured credit facilities permit us to distribute 100% of our REIT taxable income on an annual basis. We may not pay common dividends if we cease to qualify as a REIT.

        The First and Second Priority Credit Agreements and the indentures governing the Second Priority Secured Exchange Notes require that we maintain collateral coverage of at least 1.3x the aggregate borrowings and letters of credit outstanding under the First Priority Credit Agreement, the Second Priority Credit Agreements and the Second Priority Secured Exchange Notes. Under certain circumstances, the First and Second Priority Credit Agreements require that payments of principal and net sale proceeds received by us in respect of assets constituting collateral for our obligations under these agreements be applied toward the mandatory prepayment of loans and commitment reductions under them. We would be required to make such prepayments (i) during any time that the fixed charge coverage ratio, as defined under the agreements, is less than 1.25 to 1.00, (ii) if, after receiving a payment of principal or net sale proceeds in respect of collateral, we have insufficient eligible assets available to pledge as replacement collateral or (iii) if, and for so long as, the aggregate principal amount of loans outstanding under the First Priority Credit Agreement exceeds $500 million at any time on or after September 30, 2010, or zero at any time on or after March 31, 2011. The loans outstanding under the First Priority Credit Agreement exceeded $500 million from September 30, 2010 through November 1, 2010. Therefore, during this time, we redirected to our lenders the payments of principal and net sales proceeds of assets serving as collateral as further described above. The First Priority Credit Agreement was fully repaid, and all commitments terminated thereunder, on November 2, 2010.

        Our outstanding debt securities also contain covenants that include fixed charge coverage and unencumbered assets to unsecured indebtedness ratios. The fixed charge coverage ratio in our debt securities is an incurrence test. If we do not meet the fixed charge coverage ratio, our ability to incur additional indebtedness will be restricted. The unencumbered assets to unsecured indebtedness covenant and the eligible collateral coverage covenant described in the preceding paragraph are maintenance covenants and, if breached and not cured within applicable cure periods, could result in acceleration of our debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. Based on our unsecured credit ratings at September 30, 2010, the financial covenants in our debt securities, including the fixed charge coverage ratio and maintenance of unencumbered assets to unsecured indebtedness ratio, are operative.

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

        We believe we are in full compliance with all the covenants in our debt instruments as of September 30, 2010.

        Ratings Triggers—Our First and Second Priority Credit Agreements and unsecured credit agreements bear interest at LIBOR based rates plus an applicable margin which varies between the facilities and is determined based on our corporate credit ratings. Our ability to borrow under our credit facilities is not dependent on the level of our credit ratings. Based on our current credit ratings, further downgrades in our credit ratings will have no effect on our borrowing rates under these facilities.

        Off-Balance Sheet Transactions—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity.

        Unfunded commitments—We generally fund construction and development loans and build-outs of CTL space over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of September 30, 2010, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans	CTL	Total
Performance-Based Commitments	$177,821	$3,734	$181,555
Discretionary Fundings	165,267	—	165,267
Strategic Investments	N/A	N/A	61,130

Total	$343,088	$3,734	$407,952

        Transactions with Related Parties—We have substantial investments in non-controlling interests of Oak Hill Advisors, L.P. and 12 related entities and a controlling interest in OHA Strategic Credit Fund Parallel I, L.P. In relation to our investment in these entities, we appointed to our Board of Directors a member that holds a substantial investment in these same entities. As of September 30, 2010, our carrying value in these entities was $209.6 million. We recorded equity in earnings from these investments of $2.6 million and $17.5 million for the three and nine months ended September 30, 2010.

        Stock Repurchase Program—During the nine months ended September 30, 2010, we repurchased 2.2 million shares of our outstanding Common Stock for approximately $7.5 million, at an average cost of $3.40 per share, and the repurchases were recorded at cost. As of September 30, 2010, we had $14.1 million of Common Stock available to repurchase under Board authorized stock repurchase programs. Our Common Stock repurchases are also restricted by limitations imposed by our secured credit facilities, as discussed in the Debt Covenants section above.

        Subsequent Events—On November 2, 2010, we fully repaid the $1.0 billion outstanding on our First Priority Credit Agreement, which was due to mature in June 2012, and terminated all commitments thereunder. As a result of this repayment, the amount of collateral which must be pledged to our secured facilities and secured notes in order to meet the required 1.3x collateral coverage covenants applicable to such indebtedness has been reduced. The repayment also increases the aggregate limitation contained in our secured credit facilities on our repurchases of our senior unsecured notes maturing after June 26, 2012 and our Common Stock from $350.0 million to $750.0 million; provided, however, that no more than $50.0 million may be used for Common Stock repurchases prior to December 31, 2010 and no more than $100.0 million may be used for all Common Stock repurchases.

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

        A summary of our critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2009 in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of September 30, 2010.

        Recently Issued Accounting Pronouncements—For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see Note 3 of the Notes to the Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        There have been no material changes in Quantitative and Qualitative Disclosures About Market Risk for the nine months ended September 30, 2010 as compared to the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2009. See discussion of quantitative and qualitative disclosures about market risk under Item 7a—"Quantitative and Qualitative Disclosures about Market Risk," included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

        In April 2008, two putative class action complaints were filed in the United States District Court for the Southern District of New York naming the Company and certain of its current and former executive officers as defendants and alleging violations of federal securities laws. Both suits were purportedly filed on behalf of the same putative class of investors who purchased Common Stock in the Company's December 13, 2007 public offering (the "Company's Offering"). The two complaints were consolidated in a single proceeding (the "Citiline Action") on April 30, 2008.

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

Shareholder Derivative Actions

        In April and May 2010, three separate shareholder derivative complaints were filed, purportedly on the Company's behalf against the Company's Board of Directors and certain current and former executive officers. These actions arise out of the same facts and circumstances alleged in the Citiline Action (described above) and all claim that the individual defendants breached their fiduciary duties to the Company and are liable to the Company for unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. Two of these complaints were filed in the United States District Court for the Southern District of New York and the third was filed in Supreme Court of New York, County of New York. In June 2010, the New York state court action was voluntarily dismissed by the plaintiff. Plaintiffs in the remaining two derivative actions seek monetary damages, reimbursement for professional fees, improvements in governance and controls and disgorgement of profits. The Company, as a nominal defendant on whose behalf the plaintiffs claim they are acting, has filed motions to dismiss these claims on the basis that neither shareholder has established the right to usurp the Board of Directors' power to decide whether and when a suit should be filed. The Company expects briefing on the motions to dismiss these claims to be completed by November 5, 2010. The individual defendants, who are separately represented by counsel, believe these claims have no merit and intend to defend themselves vigorously against these actions.

Shareholder Letters

        On two occasions in 2009, the Company received letters from persons claiming to own Company shares and demanding that the Company address certain compensation, disclosure and other issues. In response to these demands, the Company appointed a special committee of independent directors. The committee, with the assistance of independent counsel, investigated the claims and concluded that the claimants either had not demonstrated they had standing to raise claims or had not sustained damages. One of these individuals, who repeatedly refused to provide any satisfactory evidence that she owned stock in the Company, has since filed suit against the Company (one of the pending derivative actions described in the preceding paragraph), alleging that certain current and former officers and directors breached their fiduciary duties to the Company, and that the special committee improperly refused her demand to initiate suit against these officers and directors on behalf of the Company. The Company has received letters from two other individuals claiming to own Company shares and demanding that the Company take action against current and former officers and directors named in the letter to recover damages arising from alleged breaches of fiduciary duties. The allegations in these two letters are materially the same as those made in the pending shareholder derivative actions described in the preceding paragraph. At least one of the individuals has substantiated standing by demonstrating that they have owned, and continue to own, stock in the Company. Accordingly, the special committee of independent directors is currently reviewing the claims made in these letters.

Lease Dispute

        On July 14, 2010, Northrop Grumman Systems Corporation ("Northrop") filed a complaint in Circuit Court of Fairfax County, Virginia against iStar NG LP (a former subsidiary of the Company), the Company, the purchaser of the CTL portfolio that we sold on June 25, 2010, and two of the purchaser's affiliates. The complaint arises out of a dispute regarding a purported right of first offer in respect of a property leased to Northrop which Northrop claims was triggered by the portfolio transaction. The complaint asserts claims for, among other things, (i) specific performance and other equitable relief; (ii) breach of the right of first offer (against iStar NG LP only); (iii) declaratory judgment as to the applicability of the right of first offer; (iv) tortious interference with contractual relations (against all defendants except iStar NG LP); (v) unjust enrichment; (vi) violation of the Virginia Business Conspiracy Act; (vii) conversion; and (viii) other injunctive and equitable relief. The complaint seeks, among other relief, specific performance of the right of first offer, a constructive trust, compensatory damages, treble damages for breach of the conspiracy statute, punitive damages, and recovery of attorneys' fees and interest. On August 10, 2010, the Company and the other defendants filed demurrers and pleas in bar seeking dismissal of the complaint. No briefing schedule has been set on the demurrers and pleas, which remain pending.

        On August 17, 2010, the Company filed its answer and asserted counterclaims against Northrop for declaratory judgment, tortious interference with contract, and tortious interference with contract expectancy. Among other relief, the Company seeks compensatory and punitive damages, in addition to a declaration that the purported right of first offer was not triggered by the portfolio transaction. On September 15, 2010, the other defendants filed their answer and asserted similar counterclaims for breach of contract, tortious interference with contract, and tortious interference with prospective contract. Northrop has responded to the counterclaims with a procedural motion seeking additional information with respect to those counterclaims. No briefing schedule has been set on Northrop's procedural motion, and the counterclaims remain pending.

        Discovery between the parties is ongoing. No trial date or other deadlines have been set.

        The Company continues to believe the claims asserted against it in this complaint have no merit and will defend itself vigorously in this action.

ITEM 1A.    RISK FACTORS

        See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 in addition to the risks set forth below:

We may not be able to refinance or repay our substantial indebtedness, which could have a materially adverse effect on our business, financial condition, results of operations and Common Stock price.

        We have approximately $111.3 million aggregate principal amount of indebtedness maturing during the remainder of 2010, approximately $2.58 billion maturing on or before June 30, 2011 and an additional $202.5 million maturing on or before December 31, 2011. We will need additional liquidity to supplement expected loan repayments and cash generated from operations in order to meet our debt maturities and funding obligations. Earlier this year, we announced that we retained a third party advisor to assist us in exploring alternatives for realigning the long term structure of our assets and liabilities, which could include, among other things, refinancing and/or restructuring some or all of our outstanding indebtedness. There can be no assurance that we will be able to execute such alternatives or generate sufficient liquidity to meet our cash needs. A failure by us to refinance or repay our indebtedness as it comes due, or to satisfy a covenant in our debt instruments, would likely trigger a default or an event of default which could give the lenders under the affected indebtedness the ability to accelerate the debt. Most of our recourse debt instruments contain cross default and/or cross-acceleration provisions which may be triggered by defaults or accelerations of our recourse debt above specified thresholds. If we are unable to refinance or repay our debt as it comes due, our business, financial condition, results of operations and Common Stock price will be materially and adversely affected.

Our debt covenants restrict our ability to enter into certain capital raising transactions.

        As discussed elsewhere in this report, we are currently considering alternatives for realigning the long term structure of our assets and liabilities and for raising capital, including through asset sales, secured financings, refinancings and other transactions. However, certain of our material debt obligations require us to comply with customary financial performance and other covenants, including but not limited to, covenants related to leverage, net worth, maintenance of unencumbered assets, and other financial requirements and ratios. Any capital raising transactions we undertake would need to be structured such that we remain in compliance with such covenants.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table sets forth the information with respect to purchases made by or on behalf of the Company of its Common Stock during the three months ended September 30, 2010:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
September 1 - September 30, 2010	1,112,229	$3.17	1,112,229	$14,124,387

Total Purchases	1,112,229		1,112,229

Explanatory Note:

(1)
On March 13, 2009, the Company authorized the repurchase, from time to time, on the open market or otherwise, of up to an additional $50 million of its Common Stock at prevailing market prices or at negotiated prices, including pursuant to one or more trading plans. There is no fixed expiration date to this stock repurchase program.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4.    (REMOVED AND RESERVED)

  None

ITEM 5.    OTHER INFORMATION

  None

ITEM 6.    EXHIBITS

a.
Exhibits

Exhibit Number	Document Description
10.1	Equity Purchase Agreement, dated July 29, 2010, among LNR Property Corporation, Riley Holdco Corp. and iStar Marlin LLC.(1)
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

Explanatory Note:

(1)
Incorporated by reference from the Company's Current Report on Form 8-K filed on August 3, 2010.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSTAR FINANCIAL INC. Registrant
Date: November 8, 2010	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iSTAR FINANCIAL INC. Registrant
Date: November 8, 2010	/s/ DAVID DISTASO David DiStaso Chief Accounting Officer (principal financial officer)