Form 10-Q
period 2011-03-31
ISTAR FINANCIAL INC
filed 2011-05-10
CIK 1095651

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

        As of April 29, 2011, there were 92,472,322 shares of common stock, $0.001 par value per share, of iStar Financial Inc. ("Common Stock") outstanding.

iStar Financial Inc.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Financial Statements

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	As of March 31, 2011	As of December 31, 2010
ASSETS
Loans and other lending investments, net	$4,314,170	$4,587,352
Net lease assets, net	1,774,989	1,784,509
Real estate held for investment, net	862,930	833,060
Other real estate owned	790,643	746,081
Other investments	556,966	532,358
Cash and cash equivalents	318,426	504,865
Restricted cash	61,116	13,784
Accrued interest and operating lease income receivable, net	22,619	24,408
Deferred operating lease income receivable	65,173	62,569
Deferred expenses and other assets, net	119,531	85,528

Total assets	$8,886,563	$9,174,514

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$172,709	$134,422
Debt obligations, net	6,939,410	7,345,433

Total liabilities	7,112,119	7,479,855

Commitments and contingencies	—	—
Equity:
iStar Financial Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (see Note 12)	22	22
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 138,325 issued and 92,472 outstanding at March 31, 2011 and 138,189 issued and 92,336 outstanding at December 31, 2010	138	138
Additional paid-in capital	3,814,378	3,809,071
Retained earnings (deficit)	(1,941,121)	(2,014,013)
Accumulated other comprehensive income (see Note 15)	1,988	1,609
Treasury stock, at cost, $0.001 par value, 45,853 shares at March 31, 2011 and 45,853 shares at December 31, 2010	(158,492)	(158,492)

Total iStar Financial Inc. shareholders' equity	1,726,713	1,648,135
Noncontrolling interests	47,731	46,524

Total equity	1,774,444	1,694,659

Total liabilities and equity	$8,886,563	$9,174,514

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2011	2010
Revenue:
Interest income	$60,768	$116,616
Operating lease income	42,139	43,505
Other income	8,675	13,199

Total revenue	111,582	173,320

Costs and expenses:
Interest expense	69,634	87,216
Operating costs—net lease assets	4,560	3,701
Operating costs—REHI and OREO	17,788	12,778
Depreciation and amortization	15,933	15,747
General and administrative	24,400	27,216
Provision for loan losses	10,881	89,469
Impairment of assets	1,490	5,921
Other expense	13,774	4,905

Total costs and expenses	158,460	246,953

Income (loss) before earnings from equity method investments and other items	(46,878)	(73,633)
Gain on early extinguishment of debt, net	106,604	38,728
Earnings from equity method investments	24,932	11,430

Income (loss) from continuing operations(1)	84,658	(23,475)
Income (loss) from discontinued operations	(756)	7,333

Net income (loss)	83,902	(16,142)
Net (income) loss attributable to noncontrolling interests	(430)	546

Net income (loss) attributable to iStar Financial Inc.	83,472	(15,596)
Preferred dividends	(10,580)	(10,580)
Net (income) loss allocable to HPU holders and Participating Security holders(2)(3)(4)	(5,472)	768

Net income (loss) allocable to common shareholders(4)	$67,420	$(25,408)

Per common share data(4):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$0.74	$(0.35)
Diluted	$0.72	$(0.35)
Net income (loss) attributable to iStar Financial Inc.:
Basic	$0.73	$(0.27)
Diluted	$0.71	$(0.27)
Weighted average number of common shares—basic	92,458	93,923
Weighted average number of common shares—diluted	94,609	93,923
Per HPU share data(2)(4):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$139.40	$(65.53)
Diluted	$136.47	$(65.53)
Net income (loss) attributable to iStar Financial Inc.:
Basic	$138.00	$(51.20)
Diluted	$135.07	$(51.20)
Weighted average number of HPU shares—basic and diluted	15	15

Explanatory Notes:

(1)
Income (loss) from continuing operations attributable to iStar Financial Inc. for the three months ended March 31, 2011 and 2010 was $84,228 and $(22,929), respectively.

(2)
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

For the Three Months Ended March 31, 2011

(In thousands)

(unaudited)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock at cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$22	$9,800	$138	$3,809,071	$(2,014,013)	$1,609	$(158,492)	$46,524	$1,694,659
Dividends declared—preferred	—	—	—	—	(10,580)	—	—	—	(10,580)
Restricted stock unit amortization, net	—	—	—	5,307	—	—	—	—	5,307
Net income for the period(2)	—	—	—	—	83,472	—	—	434	83,906
Change in accumulated other comprehensive income	—	—	—	—	—	379	—	—	379
Contributions from noncontrolling interests	—	—	—	—	—	—	—	918	918
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(145)	(145)

Balance at March 31, 2011	$22	$9,800	$138	$3,814,378	$(1,941,121)	$1,988	$(158,492)	$47,731	$1,774,444

Explanatory Notes:

(1)
See Note 12 for details on the Company's Cumulative Redeemable Preferred Stock.

(2)
For the three months ended March 31, 2011, net income shown above excludes $4 of net loss attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$83,902	$(16,142)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for loan losses	10,881	89,469
Non-cash expense for stock-based compensation	4,155	4,730
Impairment of assets	1,464	5,942
Depreciation and amortization	15,933	21,987
Amortization of discounts/premiums and deferred financing costs on debt	4,740	(7,803)
Amortization of discounts/premiums, deferred interest and costs on lending investments	(23,338)	(32,000)
Discounts, loan fees and deferred interest received	1,373	2,826
Earnings from equity method investments	(24,932)	(11,430)
Distributions from operations of equity method investments	14,173	13,523
Deferred operating lease income	(2,567)	(3,389)
Gain on early extinguishment of debt, net	(106,604)	(38,728)
Other non-cash adjustments	6,635	(1,754)
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	1,789	1,365
Changes in deferred expenses and other assets, net	(83)	1,547
Changes in accounts payable, accrued expenses and other liabilities	11,855	(2,382)

Cash flows from operating activities	(624)	27,761

Cash flows from investing activities:
Add-on fundings under existing loan commitments	(18,057)	(130,263)
Repayments of and principal collections on loans	213,174	376,538
Net proceeds from sales of loans	20,615	118,793
Net proceeds from sales of net lease assets	672	17,225
Net proceeds from sales of other real estate owned	25,740	165,806
Net proceeds from repayments and sales of securities	—	212,610
Contributions to unconsolidated entities	(16,591)	(3,792)
Distributions from unconsolidated entities	2,389	1,709
Capital expenditures on net lease assets	(2,165)	(5,209)
Capital expenditures on REHI and OREO	(6,996)	(2,833)
Changes in restricted cash held in connection with investing activities	(48,046)	631
Other investing activities, net	(485)	(303)

Cash flows from investing activities	170,250	750,912

Cash flows from financing activities:
Borrowings under secured credit facilities	2,913,250	51
Repayments under secured credit facilities	(956,934)	—
Repayments under unsecured credit facilities	(175,000)	—
Repayments under secured term loans	(1,678,502)	(16,077)
Repayments under unsecured notes	(107,766)	(134,970)
Repurchases and redemptions of secured and unsecured notes	(312,329)	(198,651)
Payments for deferred financing costs	(29,179)	—
Preferred dividends paid	(10,580)	(10,580)
Purchase of treasury stock	—	(3,916)
Net contributions from/(distributions to) noncontrolling interests	775	(447)
Changes in restricted cash held in connection with debt obligations	200	2,143

Cash flows from financing activities	(356,065)	(362,447)

Changes in cash and cash equivalents	(186,439)	416,226
Cash and cash equivalents at beginning of period	504,865	224,632

Cash and cash equivalents at end of period	$318,426	$640,858

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1—Business and Organization

        Business—iStar Financial Inc., or the "Company," is a fully-integrated finance and investment company focused on the commercial real estate industry. The Company provides custom-tailored investment capital to high-end private and corporate owners of real estate and invests directly across a range of real estate sectors. The Company is taxed as a real estate investment trust, or "REIT." The Company's primary business segments are lending, net leasing and real estate investment. See Note 11 for discussion of the impact of recent economic conditions on the Company and business risks and uncertainties.

        Organization—The Company began its business in 1993 through private investment funds and became publicly traded in 1998. Since that time, the Company has grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions, including the acquisition of TriNet Corporate Realty Trust, Inc. in 1999, the acquisitions of Falcon Financial Investment Trust and a significant non-controlling interest in Oak Hill Advisors, L.P. and affiliates in 2005, and the acquisition of the commercial real estate lending business and loan portfolio of Fremont Investment and Loan, a division of Fremont General Corporation, in 2007.

Note 2—Basis of Presentation and Principles of Consolidation

        Basis of Presentation—The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. These unaudited Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

        Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related Notes to conform to the 2011 presentation.

        Principles of Consolidation—The Consolidated Financial Statements include the financial statements of the Company, its wholly owned subsidiaries, controlled partnerships and variable interest entities ("VIEs") for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

        Consolidated VIEs—The Company consolidates OHA Strategic Credit Fund Parallel I, L.P. ("OHA SCF"), which was created to invest in distressed and undervalued loans, bonds, equities and other investments. As of March 31, 2011 and December 31, 2010, OHA SCF had $50.9 million and $45.7 million,

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 2—Basis of Presentation and Principles of Consolidation (Continued)

respectively, of total assets, no debt, and $0.1 million of noncontrolling interests. The investments held by this entity are presented in "Other investments" on the Company's Consolidated Balance Sheets. As of March 31, 2011, the Company had a total unfunded commitment of $26.8 million to this entity.

        The Company also consolidates Madison Deutsche Andau Holdings, LP ("Madison DA"), which was created to invest in mortgage loans collateralized by real estate in Europe. As of March 31, 2011 and December 31, 2010, Madison DA had $60.6 million and $58.0 million, respectively, of total assets, no debt, and $9.0 million and $8.6 million of noncontrolling interests, respectively. The investments held by this entity are presented in "Loans and other lending investments, net" on the Company's Consolidated Balance Sheets.

        Unconsolidated VIEs—The Company determined that as of March 31, 2011, 27 of its other investments were VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's Consolidated Financial Statements. As of March 31, 2011, the Company's maximum exposure to loss from these investments does not exceed the sum of the $235.8 million carrying value of the investments and $9.7 million of related unfunded commitments.

Note 3—Summary of Significant Accounting Policies

        As of March 31, 2011, the Company's significant accounting policies, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, have not changed materially.

New Accounting Pronouncements

        In April 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-02, "A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring," ("ASU 2010-02"), which provides additional guidance to creditors for determining whether a loan modification is a troubled debt restructuring ("TDR"). The guidance provides additional considerations in determining whether a creditor has granted a concession and adds factors for creditors to consider in determining whether a debtor is experiencing financial difficulties. The new ASU is effective for the first interim or annual period beginning on or after June 15, 2011 with retrospective application for loan modifications that have occurred from the beginning of the annual period of adoption (or January 1, 2011 for the Company). As a result of this adoption the Company may identify loan modifications that qualify as TDRs and therefore are considered impaired. Impairment for newly identified TDRs will be measured and recorded in the period of adoption. The Company will adopt ASU 2011-02 for the reporting period ending September 30, 2011, as required. The Company is currently evaluating the impact of this adoption on its Consolidated Financial Statements.

        In January 2011, FASB issued ASU 2011-01, "Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20," which temporarily deferred the effective date in ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" in respect of disclosures related to troubled debt restructuring until FASB finalized ASU 2010-20 (see above). ASU 2010-20 requires companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the financial statement to understand the nature of loan

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

modifications and troubled debt restructurings. The Company will adopt the deferred reporting requirements of ASU 2010-20 for the reporting period ending September 30, 2011, as required.

Note 4—Loans and Other Lending Investments, net

        The following is a summary of the Company's loans and other lending investments by class ($ in thousands)(1):

	As of
Type of Investment	March 31, 2011	December 31, 2010
Senior mortgages	$4,145,565	$4,390,770
Subordinate mortgages	274,014	305,245
Corporate/Partnership loans	682,328	689,535

Total gross carrying value of loans(2)	5,101,907	5,385,550
Reserves for loan losses	(804,070)	(814,625)

Total carrying value of loans	4,297,837	4,570,925
Other lending investments—securities	16,333	16,427

Total loans and other lending investments, net	$4,314,170	$4,587,352

Explanatory Notes:

(1)
Loans and other lending investments are presented net of unearned income, unamortized discounts and premiums and net unamortized deferred fees and costs. In total, these amounts represented a net discount of $80.7 million and $62.7 million as of March 31, 2011 and December 31, 2010, respectively.

(2)
Including accrued interest of $18.2 million and $21.3 million, respectively, the Company's recorded investment in loans as of March 31, 2011 and December 31, 2010 was $5.12 billion and $5.41 billion, respectively.

        During the three months ended March 31, 2011, the Company funded $18.1 million under existing loan commitments and received principal repayments of $213.2 million. During the same period, the Company sold loans with a total carrying value of $21.0 million, for which it recognized charge-offs of $0.4 million.

        In addition, during the three months ended March 31, 2011, the Company received title to properties in full or partial satisfaction of non-performing mortgage loans with a gross carrying value (gross of asset-specific reserves) of $110.8 million, for which the properties had served as collateral, and recorded charge-offs totaling $14.7 million related to these loans. These properties were recorded as real estate held for investment ("REHI") or other real estate owned ("OREO") on the Company's Consolidated Balance Sheets (see Note 5).

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

        Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended March 31,
	2011	2010
Reserve for loan losses at beginning of period	$814,625	$1,417,949
Provision for loan losses	10,881	89,469
Charge-offs	(21,436)	(201,168)

Reserve for loan losses at end of period	$804,070	$1,306,250

        The Company's recorded investment (comprised of a loan's carrying value plus accrued interest) in loans and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
As of March 31, 2011:
Loans	$2,319,298	$2,722,067	$78,761	$5,120,126
Less: Reserve for loan losses	(704,704)	(97,300)	(2,066)	(804,070)

Total	$1,614,594	$2,624,767	$76,695	$4,316,056

As of December 31, 2010:
Loans	$2,296,599	$3,034,310	$75,907	$5,406,816
Less: Reserve for loan losses	(692,610)	(120,200)	(1,815)	(814,625)

Total	$1,603,989	$2,914,110	$74,092	$4,592,191

        Credit Characteristics—As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of
	March 31, 2011		December 31, 2010
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$2,210,832	3.46	$2,394,270	3.48
Subordinate mortgages	250,464	2.84	307,509	3.20
Corporate/Partnership loans	677,451	3.25	685,848	3.76

Total	$3,138,747	3.37	$3,387,627	3.51

        The Company's recorded investment in loans, aged by payment status and presented by class, were as follows ($ in thousands):

	As of March 31, 2011
	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
Senior mortgages	$2,357,490	$5,248	$1,792,839	$1,798,087	$4,155,577
Subordinate mortgages	275,804	—	—	—	275,804
Corporate/Partnership loans	677,451	—	11,294	11,294	688,745

Total	$3,310,745	$5,248	$1,804,133	$1,809,381	$5,120,126

Explanatory Note:

(1)
All loans with payments more than 90 days past due are classified as non-performing and are on non-accrual status.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

        Impaired Loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of March 31, 2011			As of December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Senior mortgages(2)	$459,272	$457,230	$—	$404,861	$404,126	$—
Corporate/Partnership loans	10,110	10,161	—	10,110	10,160	—

Subtotal	$469,382	$467,391	$—	$414,971	$414,286	$—
With an allowance recorded:
Senior mortgages(2)	$1,773,248	$1,764,996	$(670,611)	$1,834,008	$1,825,150	$(683,948)
Subordinate mortgages	25,340	25,417	(25,339)	—	—	—
Corporate/Partnership loans	68,487	68,840	(10,820)	64,465	64,919	(10,477)

Subtotal	$1,867,075	$1,859,253	$(706,770)	$1,898,473	$1,890,069	$(694,425)
Total:
Senior mortgages	$2,232,520	$2,222,226	$(670,611)	$2,238,869	$2,229,276	$(683,948)
Subordinate mortgages	25,340	25,417	(25,339)	—	—	—
Corporate/Partnership loans	78,597	79,001	(10,820)	74,575	75,079	(10,477)

Total	$2,336,457	$2,326,644	$(706,770)	$2,313,444	$2,304,355	$(694,425)

Explanatory Notes:

(1)
All of the Company's non-accrual loans are considered impaired and included in the table above. In addition, as of March 31, 2011 and December 31, 2010, certain loans modified through troubled debt restructurings with a recorded investment of $355.1 million and $294.3 million, respectively, are also included as impaired loans in accordance with GAAP although they are performing and on accrual status.

(2)
As of March 31, 2011 and December 31, 2010, amount includes $17.2 million and $16.8 million, respectively, of impaired loans acquired with deteriorated credit quality.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

        The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended March 31,
	2011		2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$432,066	$966	$799,792	$17,977
Subordinate mortgages	—	—	3,510	73
Corporate/Partnership loans	10,110	120	42,716	715

Subtotal	$442,176	$1,086	$846,018	$18,765
With an allowance recorded:
Senior mortgages	$1,803,628	$2,004	$2,916,697	$805
Subordinate mortgages	12,670	—	98,900	—
Corporate/Partnership loans	66,476	82	44,623	—

Subtotal	$1,882,774	$2,086	$3,060,220	$805
Total:
Senior mortgages	$2,235,694	$2,970	$3,716,489	$18,782
Subordinate mortgages	12,670	—	102,410	73
Corporate/Partnership loans	76,586	202	87,339	715

Total	$2,324,950	$3,172	$3,906,238	$19,570

        Encumbered Loans—As of March 31, 2011 and December 31, 2010, loans and other lending investments with a carrying value of $2.67 billion and $2.83 billion, respectively, were pledged as collateral under the Company's secured indebtedness.

Note 5—Real Estate Held for Investment, net and Other Real Estate Owned

        During the three months ended March 31, 2011, the Company received title to properties with an aggregate estimated fair value at the time of foreclosure of $96.1 million, in full or partial satisfaction of non-performing mortgage loans for which those properties had served as collateral. Of these, properties with a value of $30.5 million were classified as REHI and $65.6 million were classified as OREO, based on management's current intention to either hold the properties over a longer period or to market them for sale in the near term.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 5—Real Estate Held for Investment, net and Other Real Estate Owned (Continued)

        Real Estate Held for Investment, net—REHI consisted of the following ($ in thousands):

	As of March 31, 2011	As of December 31, 2010
Land held for investment and development	$637,547	$606,083
Operating property
Land	69,807	69,807
Buildings and improvements	165,739	165,025
Less: accumulated depreciation and amortization	(10,163)	(7,855)

Real estate held for investment, net	$862,930	$833,060

        The Company recorded REHI operating income in "Other income" and REHI operating expenses in "Operating costs—REHI and OREO," on the Company's Consolidated Statements of Operations, as follows ($ in thousands):

	For the Three Months Ended March 31,
	2011	2010
REHI operating income	$7,462	$4,082
REHI operating expenses	$10,547	$6,203

        Other Real Estate Owned—During the three months ended March 31, 2011 and 2010, the Company sold OREO assets with a carrying value of $25.6 million and $164.0 million, respectively. For the three months ended March 31, 2011 and 2010, the Company recorded net impairment charges to OREO properties totaling $0.6 million and $4.9 million, respectively, and recorded net expenses related to holding costs for OREO properties of $7.2 million and $6.6 million, respectively.

        Encumbered REHI and OREO—As of March 31, 2011 and December 31, 2010, REHI assets with a carrying value of $77.7 million and $28.4 million, respectively, and OREO assets with a carrying value of $171.5 million and $232.1 million, respectively, were pledged as collateral for the Company's secured indebtedness.

Note 6—Net Lease Assets, net

        The Company's investments in net lease assets, at cost, were as follows ($ in thousands):

	As of March 31, 2011	As of December 31, 2010
Buildings and improvements	$1,651,727	$1,651,998
Land and land improvements	454,925	454,925
Less: accumulated depreciation	(331,663)	(322,414)

Net lease assets, net	$1,774,989	$1,784,509

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 6—Net Lease Assets, net (Continued)

        During the three months ended March 31, 2011 and 2010, the Company sold net lease assets of $0.7 million and $17.2 million, respectively, at their carrying value.

        The Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended March 31, 2011 and 2010 were $5.5 million and $8.7 million, respectively. Of these amounts, $5.5 million and $5.8 million, respectively, were included as a reduction of "Operating costs—net lease assets," and the remainder in 2010 was included in "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations.

        Allowance for doubtful accounts—As of March 31, 2011 and December 31, 2010, the total allowance for doubtful accounts related to tenant receivables was $1.9 million and $1.4 million, respectively.

        Encumbered Net Lease Assets—As of March 31, 2011 and December 31, 2010, net lease assets with a carrying value of $971.1 million and $1.02 billion, respectively, were encumbered with mortgages or pledged as collateral for the Company's secured indebtedness.

Note 7—Other Investments

        Other investments primarily consists of equity method investments. The Company's other investments and its proportionate share of results for equity method investments were as follows ($ in thousands):

	Carrying value as of		Equity in earnings for the Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2011	March 31, 2010
Oak Hill	$165,238	$176,364	$1,331	$4,076
LNR	136,371	122,176	13,985	—
Madison Funds	108,367	92,265	2,202	1,678
Other equity method investments	136,208	131,418	7,414	5,676

Total equity method investments	546,184	522,223	$24,932	$11,430

Other	10,782	10,135

Total other investments	$556,966	$532,358

Summarized Financial Information

        LNR—The Company owns approximately 24% of the outstanding equity of LNR and the Company's chairman and chief executive officer is the chairman of LNR's board of directors. The following table

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Other Investments (Continued)

represents the investee level summarized financial information of the Company's equity investment in LNR ($ in thousands)(1):

For the Three Months Ended December 31, 2010(2)
Income Statement
Total revenue	$2,593,367
Net income	$66,703
Net income attributable to LNR	$58,329

As of December 31, 2010
Balance Sheet
Total assets	$143,327,118
Debt	$142,563,421
Total liabilities	$142,723,198
Noncontrolling interests	$33,982
LNR Property Corporation equity	$569,937

Explanatory Notes:

(1)
LNR consolidates certain commercial mortgage-backed securities and collateralized debt obligation trusts that are considered VIEs and for which it is the primary beneficiary. The assets of these trusts which aggregate approximately $142.44 billion as of December 31, 2010, are the sole source of repayment of the related liabilities, which are non-recourse to LNR and its equity holders, including the Company.

(2)
The Company records its investment in LNR on a one quarter lag, therefore, amounts in the Company's financial statements are based on balances and results from LNR as of December 31, 2010.

        Other Equity Investments—The following table presents the combined investee level summarized financial information of the Company's equity method investments, excluding LNR ($ in thousands):

	For the Three Months Ended March 31,
	2011	2010
Income Statements
Revenues	$114,007	$122,607
Net income (loss)	$59,481	$86,899
Net income attributable to parent entities	$58,540	$85,813

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Other Investments (Continued)

	As of
	March 31, 2011	December 31, 2010
Balance Sheets
Total assets	$4,274,750	$4,486,974
Debt	$933,536	$1,100,561
Total liabilities	$1,070,398	$1,236,116
Noncontrolling interests	$6,298	$107,422
Total equity	$3,198,054	$3,143,436

Note 8—Other Assets and Other Liabilities

        Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	March 31, 2011	December 31, 2010
Deferred financing fees, net(1)	$34,524	$5,527
Net lease in-place lease intangibles, net(2)	22,765	24,469
Other receivables	14,091	13,521
Corporate furniture, fixtures and equipment, net(3)	10,478	11,016
Leasing costs, net(4)	8,870	8,267
Prepaid expenses	7,887	5,265
Other assets	20,916	17,463

Deferred expenses and other assets, net	$119,531	$85,528

Explanatory Notes:

(1)
During the three months ended March 31, 2011, in connection with the New Facility, the Company recorded deferred financing fees of $33.5 million (see Note 9). Accumulated amortization of deferred financing fees was $15.4 million and $21.1 million as of March 31, 2011 and December 31, 2010, respectively.

(2)
Represents unamortized finite-lived intangible assets primarily related to the prior acquisition of net lease assets. Accumulated amortization on net lease intangibles was $28.3 million and $26.6 million as of March 31, 2011 and December 31, 2010, respectively. Amortization expense related to these assets was $1.7 million and $2.0 million, for the three months ended March 31, 2011 and 2010, respectively.

(3)
Accumulated depreciation on corporate furniture, fixtures and equipment was $6.9 million and $7.2 million as of March 31, 2011 and December 31, 2010, respectively.

(4)
Accumulated amortization on leasing costs was $4.2 million and $5.3 million as of March 31, 2011 and December 31, 2010, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Other Assets and Other Liabilities (Continued)

        Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	March 31, 2011	December 31, 2010
Accrued interest payable	$48,616	$38,143
Accrued expenses	32,273	19,800
Deferred tax liabilities	20,537	13,729
Security deposits and other investment deposits	11,520	2,874
Property taxes payable	9,076	5,880
Unearned operating lease income	8,949	10,423
Other liabilities	41,738	43,573

Accounts payable, accrued expenses and other liabilities	$172,709	$134,422

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net

        As of March 31, 2011 and December 31, 2010, the Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of
	March 31, 2011	December 31, 2010	Stated Interest Rates		Scheduled Maturity Date
Secured credit facilities:
Tranche A-1 Facility	$1,500,000	$—	LIBOR + 3.75	%(1)	June 2013
Tranche A-2 Facility	1,450,000	—	LIBOR + 5.75	%(1)	June 2014
Line of credit	—	618,883	LIBOR + 1.50%		June 2011
Line of credit	—	334,180	LIBOR + 1.50%		June 2012
Unsecured credit facilities:
Line of credit	329,858	501,405	LIBOR + 0.85%		June 2011
Line of credit	244,425	243,819	LIBOR + 0.85%		June 2012

Total credit facilities	3,524,283	1,698,287
Secured term loans:
Collateralized by loans, net lease, REHI and OREO assets	—	1,055,000	LIBOR + 1.50%		June 2011
Collateralized by loans, net lease, REHI and OREO assets	—	612,222	LIBOR + 1.50%		June 2012
Collateralized by net lease assets	188,468	190,223	6.1% - 8.4%		Various through 2029

Total secured term loans	188,468	1,857,445
Secured notes:
10.0% senior notes	—	312,329	10.0%		June 2014
Unsecured notes:
5.80% senior notes	—	107,766	5.80%		March 2011
5.125% senior notes	96,916	96,916	5.125%		April 2011
5.65% senior notes	196,593	196,593	5.65%		September 2011
5.15% senior notes	322,006	322,006	5.15%		March 2012
5.50% senior notes	102,345	102,345	5.50%		June 2012
LIBOR + 0.50% senior convertible notes(2)	787,750	787,750	LIBOR + 0.50%		October 2012
8.625% senior notes	501,701	501,701	8.625%		June 2013
5.95% senior notes	448,453	448,453	5.95%		October 2013
6.5% senior notes	67,055	67,055	6.5%		December 2013
5.70% senior notes	200,601	200,601	5.70%		March 2014
6.05% senior notes	105,765	105,765	6.05%		April 2015
5.875% senior notes	261,403	261,403	5.875%		March 2016
5.85% senior notes	99,722	99,722	5.85%		March 2017

Total unsecured notes	3,190,310	3,298,076
Other debt obligations	100,000	100,000	LIBOR + 1.5%		October 2035

Total debt obligations	7,003,061	7,266,137
Debt premiums/(discounts), net(2)(3)	(63,651)	79,296

Total debt obligations, net	$6,939,410	$7,345,433

Explanatory Notes:

(1)
These loans each have a LIBOR floor of 1.25%. As of March 31, 2011, inclusive of the floors, the Tranche A-1 Facility and Tranche A-2 Facility loans incurred interest at a rate of 5.00% and 7.00%, respectively.

(2)
The Company's convertible senior floating rate notes due October 2012 ("Convertible Notes") are convertible at the option of the holders, into 22.2 shares per $1,000 principal amount of Convertible Notes, on or after August 15, 2012, or prior to that date if (1) the price of the Company's Common Stock trades above 130% of the conversion price for a specified duration, (2) the trading price of the Convertible Notes is below a certain threshold, subject to specified exceptions, (3) the Convertible Notes have been called for redemption, or (4) specified corporate transactions have occurred. None of the conversion triggers have

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net (Continued)

  been met as of March 31, 2011. As of March 31, 2011, the outstanding principal balance of the Company's senior convertible notes was $787.8 million, the unamortized discount was $19.1 million and the net carrying amount of the liability was $768.7 million. As of March 31, 2011, the carrying value of the additional paid-in-capital, or equity component of the convertible notes, was $37.4 million. For the three months ended March 31, 2011 and 2010, the Company recognized interest expense on the convertible notes of $4.4 million and $4.1 million, respectively, of which $2.8 million and $2.6 million, respectively, related to the amortization of the debt discount.

(3)
As of March 31, 2011, includes unamortized original issue debt discounts of $36.3 million associated with the New Facility completed in March 2011.

        Future Scheduled Maturities—As of March 31, 2011, future scheduled maturities of outstanding long-term debt obligations, net are as follows ($ in thousands)(1):

2011 (remaining nine months)	$837,489
2012	2,006,526
2013	1,971,855
2014	1,548,332
2015	105,765
Thereafter	533,094

Total principal maturities	7,003,061
Unamortized debt premiums, net	(63,651)

Total long-term debt obligations, net	$6,939,410

Explanatory Note:

(1)
Includes minimum required amortization payments on the New Facility.

        New Facility—In March 2011, the Company entered into a new $2.95 billion senior secured credit agreement comprised of a $1.50 billion term loan facility bearing interest at a rate of LIBOR plus 3.75% and maturing in June 2013 (the "Tranche A-1 Facility") and a $1.45 billion term loan facility bearing interest at a rate of LIBOR plus 5.75% maturing in June 2014 (the "Tranche A-2 Facility"), together the "New Facility." Both tranches include a LIBOR floor of 1.25%. The Tranche A-1 Facility and Tranche A-2 Facility were issued at discounts to par of 1.0% and 1.5%, respectively. Proceeds from the New Facility were used to fully repay the $1.67 billion and $0.9 billion outstanding under the Company's secured credit facilities, which were due to mature in June 2011 and June 2012, respectively. Proceeds were also used to repay $175.0 million of the Company's unsecured credit facilities due in June 2011. The remaining proceeds will be used to repay other unsecured debt maturing in the first half of 2011.

        The New Facility is collateralized by a first lien on a fixed pool of assets consisting of loan, net lease and OREO assets. Proceeds from principal repayments and sales of collateral will be applied to amortize the New Facility. Proceeds in respect of additional amounts funded on assets serving as collateral, as well as interest, rent, lease payments and fee income will be retained by the Company. The Tranche A-1 Facility requires that aggregate cumulative amortization payments of not less than $200.0 million shall be made on or before December 30, 2011, not less than $450.0 million on or before June 30, 2012, not less than $750.0 million on or before December 31, 2012 and not less than $1.50 billion on or before June 28, 2013. The Tranche A-2 Facility will begin amortizing six months after the repayment in full of the Tranche A-1 Facility, such that not less than $150.0 million of cumulative amortization payments shall be made on or before the six month anniversary of repayment of the A-1 Facility, with additional amortization payments

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net (Continued)

of $150 million due on or before each six month anniversary thereafter until the Tranche A-2 Facility is fully repaid.

        Secured Term Loans—The Company refinanced its $47.7 million outstanding principal balance in a secured term loan that matured in March 2011. The new term loan bears interest at LIBOR + 4.50%, matures in March 2014 and is collateralized by the same net lease assets as the original term loan. Simultaneously with the refinancing, the Company entered into an interest rate swap to exchange its variable rate on the note for a 6.11% fixed interest rate (see Note 10).

        Secured Notes—In January 2011, the Company fully redeemed the $312.3 million remaining principal balance of its 10% senior secured notes due June 2014. In connection with this redemption, the Company recorded a gain on early extinguishment of debt of $109.0 million in its Consolidated Statement of Operations for the three months ended March 31, 2011.

        Unsecured Notes—In March 2011, the Company repaid the $107.8 million outstanding principal balance of its 5.80% senior unsecured notes upon maturity.

Debt Covenants

        The Company's New Facility contains certain covenants, including covenants relating to the delivery of information to the lenders, collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates and matters relating to the liens granted to the lenders. In particular, the Company is required to maintain collateral coverage of 1.25x outstanding borrowings. In addition, for so long as the Company maintains its qualification as a REIT, the New Facility permits it to distribute 100% of its REIT taxable income on an annual basis. The Company may not pay common dividends if it ceases to qualify as a REIT.

        The Company's outstanding unsecured debt securities contain corporate level covenants that include unencumbered assets to unsecured indebtedness and fixed charge coverage ratios. The unencumbered assets to unsecured indebtedness covenant is a maintenance covenant, while the fixed charge coverage ratio is an incurrence test. While the Company expects that its ability to incur new indebtedness under the coverage ratio will be limited for the foreseeable future, it will continue to be permitted to incur indebtedness for the purpose of refinancing existing indebtedness and for other permitted purposes under the indentures. Based on the Company's unsecured credit ratings, the financial covenants in its debt securities, including the fixed charge coverage ratio and maintenance of unencumbered assets to unsecured indebtedness ratio, are currently operative. If any of the Company's covenants is breached and not cured within applicable cure periods, the breach could result in acceleration of its debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders.

        The Company's New Facility contains cross default provisions that would allow the lenders to declare an event of default and accelerate its indebtedness to them if the Company fails to pay amounts due in respect of its other recourse indebtedness in excess of specified thresholds or if the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. The indentures governing the Company's unsecured public debt securities permit the lenders and bondholders to declare an event of default and accelerate its indebtedness to them if the Company's other recourse indebtedness in excess of specified thresholds or if such indebtedness is accelerated. The Company's unsecured credit

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net (Continued)

facilities permit the lenders to accelerate its indebtedness to them if other recourse indebtedness of the Company in excess of specified thresholds is accelerated.

Ratings Triggers

        Borrowings under the Company's unsecured credit facilities bear interest at LIBOR based rates plus an applicable margin which varies between the facilities and is determined based on the Company's corporate credit ratings. The Company's ability to borrow under its credit facilities is not dependent on the level of its credit ratings. Based on the Company's current credit ratings, further downgrades in the Company's credit ratings will have no effect on the borrowing rates under these facilities.

Note 10—Derivatives

        The Company's use of derivative financial instruments is primarily limited to the utilization of interest rate hedges or other instruments to manage interest rate risk exposure and foreign exchange hedges to manage its risk to changes in foreign currencies. The principal objective of such hedges are to minimize the risks and/or costs associated with the Company's operating and financial structure and to manage its exposure to foreign exchange rate movements.

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 ($ in thousands):

	Derivative Assets				Derivative Liabilities
	As of March 31, 2011		As of December 31, 2010		As of March 31, 2011		As of December 31, 2010
Derivative	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other Assets	$206	Other Assets	$—	Other Liabilities	$3,331	Other Liabilities	$223
Cash flow interest rate swap	Other Assets	—	Other Assets	—	Other Liabilities	236	Other Liabilities	—

Total		$206		$—		$3,567		$223

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 10—Derivatives (Continued)

        The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statement of Operations for the three months ended March 31, 2011 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Gain into Earnings (Effective Portion)	Amount of Gain (Loss) Recognized in Earnings (Ineffective Portion)
Cash flow interest rate swap	Accumulated Other Comprehensive Income	$(238)	$(2)	N/A

		Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31,
Derivatives not Designated in Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivative
		2011	2010
Foreign Exchange Contracts	Other Expense	$(4,116)	$142

        Non-designated hedges—Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements, foreign exchange rate movements, and other identified risks, but may not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

        The following table presents the Company's foreign currency derivatives outstanding as of March 31, 2011 ($ in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells SEK/Buy USD Forward	SEK	86,800	$13,684	April 2011
Sells EUR/Buys USD Forward		€127,178	$179,295	June 2011
Sells GBP/Buys USD Forward		£42,175	$67,613	June 2011
Sells CAD/Buys USD Forward	CAD	46,895	$48,222	June 2011

        Qualifying Cash Flow Hedges—During the three months ended March 31, 2011, the Company entered into an interest rate swap with a notional amount of $47.7 million, maturing in March 2014, to synthetically convert its LIBOR + 4.50% variable rate to a 6.11% fixed rate. The effective portion of the change in the fair value of this qualifying hedge is recorded in "Accumulated other comprehensive income" on the Company's Consolidated Balance Sheets. Over the next 12 months, the Company expects that $0.6 million of expense and $0.7 million of income related to the qualifying cash flow hedge and terminated cash flow hedges, respectively, will be reclassified from Accumulated other comprehensive income into earnings.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 10—Derivatives (Continued)

        Credit risk-related contingent features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

        In connection with its foreign currency derivatives, as of March 31, 2011, the Company has posted collateral of $35.4 million which is included in "Restricted cash" on the Company's Consolidated Balance Sheets.

Note 11—Commitments and Contingencies

        Business Risks and Uncertainties—The economic recession and tightening of capital markets adversely affected the Company's business. The Company experienced significant provisions for loan losses and impairments resulting from high levels of non-performing loans and increasing amounts of real estate owned as the Company took title to assets of defaulting borrowers. The economic conditions and their effect on the Company's operations also resulted in increases in its financing costs and an inability to access the unsecured debt markets. Since the beginning of the crisis, the Company has significantly curtailed asset originations and has focused primarily on resolving problem assets, generating liquidity, retiring debt, decreasing leverage and preserving shareholder value.

        The Company saw early signs of an economic recovery during 2010 and the first quarter of 2011, including some improvements in the commercial real estate market and greater stability in the capital markets. These conditions resulted in reduced additions to non-performing loans, reductions in provisions for loan losses and increased levels of liquidity to fund operations. In addition, the Company completed the New Facility in the first quarter of 2011. Despite the improvements, the impact of the economic recession continues to have an effect on the Company's operations, primarily evidenced by continuing elevated levels of non-performing assets. Additionally, many of the improving trends in the Company's financial condition and operating results are dependent on a sustained recovery and there can be no assurance that the recent improvement in conditions will continue in the future.

        The Company has approximately $837 million of debt maturing and minimum required amortization payments due on or before December 31, 2011. The Company believes that its available cash and expected proceeds from asset repayments and sales as well as other refinancing alternatives will be sufficient to meet its obligations for the remainder of the year. However, the timing and amounts of expected proceeds from expected asset repayments and sales are subject to factors outside of the Company's control and cannot be predicted with certainty. The Company's plans are dynamic and it may adjust its plans in response to changes in its expectations and changes in market conditions. The Company would be materially adversely affected if it is unable to repay or refinance its debt as it comes due.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 11—Commitments and Contingencies (Continued)

        Unfunded Commitments—As of March 31, 2011, the maximum amount of fundings the Company may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that it approves all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans	Net Lease Assets	Strategic Investments	Total
Performance-Based Commitments	$121,185	$7,185	$—	$128,370
Discretionary Fundings	157,218	—	—	157,218
Other	—	—	37,102	37,102

Total	$278,403	$7,185	$37,102	$322,690

Note 12—Equity

        Preferred Stock—The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of March 31, 2011 and December 31, 2010:

			Cumulative Preferential Cash Dividends(1)(2)
Series	Shares Authorized, Issued and Outstanding ($ in thousands)	Par Value	Rate per Annum of the $25.00 Liquidation Preference	Equivalent to Fixed Annual Rate (per share)
D	4,000	$0.001	8.00%	$2.00
E	5,600	$0.001	7.875%	$1.97
F	4,000	$0.001	7.8%	$1.95
G	3,200	$0.001	7.65%	$1.91
I	5,000	$0.001	7.50%	$1.88

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

(2)
The Company declared and paid dividends aggregating $2.0 million, $2.8 million, $2.0 million, $1.5 million and $2.3 million on its Series D, E, F, G, and I preferred stock, respectively, during the three months ended March 31, 2011. There are no dividend arrearages on any of the preferred shares currently outstanding.

        Dividends—In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 12—Equity (Continued)

income taxes. The Company has recorded net operating losses and may record net operating losses in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may be required to borrow to make sufficient dividend payments. The Company's New Facility permits the Company to distribute 100% of its REIT taxable income on an annual basis, for so long as the Company maintains its qualification as a REIT. The New Facility restricts the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any Common Stock dividends for the three months ended March 31, 2011 and 2010.

        Stock Repurchase Programs—As of March 31, 2011, the Company had $14.1 million of Common Stock available to repurchase under the Board authorized stock repurchase programs.

Note 13—Stock-Based Compensation Plans and Employee Benefits

        Stock-based Compensation—The Company recorded stock-based compensation expense of $4.2 million and $4.7 million for the three months ended March 31, 2011 and 2010, respectively, in "General and administrative" on the Company's Consolidated Statements of Operations. As of March 31, 2011, there was $16.5 million of total unrecognized compensation cost related to all unvested restricted stock units. That cost is expected to be recognized over a weighted average remaining vesting/service period of 0.78 years. As of March 31, 2011, an aggregate of 3.3 million shares remain available for issuance pursuant to future awards under the Company's 2006 and 2009 Long-Term Incentive Plans.

Restricted Stock Units

        2011 Awards—During the quarter ended March 31, 2011, the Company granted 621,257 service based restricted stock units to employees that represent the right to receive an equivalent number of shares of the Company's Common Stock (after deducting shares for minimum required statutory withholdings) if and when the units vest. Of these awards, 581,257 will cliff vest in two years from the grant date, while 40,000 will cliff vest in three years, if the employee is employed by the Company on the specified vesting date. These awards carry dividend equivalent rights that entitle the holder to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock. The aggregate grant date fair value of these awards was $5.6 million. As of March 31, 2011, all of these awards remained outstanding.

        Other Outstanding Awards—In addition to the awards granted in 2011, noted above, the following awards remained outstanding as of March 31, 2011:

  •
  1,354,564 service-based restricted stock units to employees that represent the right to receive an equivalent number of shares of the Company's Common Stock (after deducting shares for minimum required statutory withholdings) if and when the units vest. These units will cliff vest on February 17, 2012 if the employee is employed by the Company on that date and carry dividend equivalent rights that entitle the holder to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Stock-Based Compensation Plans and Employee Benefits (Continued)

  •
  806,518 performance-based restricted stock units to the Company's Chairman and Chief Executive Officer. These units represent the right to receive an equivalent number of shares of the Company's Common Stock (after deducting shares for minimum required statutory withholdings) if and when the units vest. The performance-based units will cliff vest on March 2, 2012 if certain performance and service conditions have been achieved, relating to reductions in the Company's general and administrative expenses, retirement of debt and continued employment. The performance conditions were satisfied during the year ended December 31, 2010, therefore, vesting is now based solely on continued employment through March 2, 2012. Since the performance conditions have been achieved, these units now carry dividend equivalent rights that entitle the holder to receive dividend payments, if and when dividends are paid on shares of the Company's Common Stock.

  •
  8,325,000 market-condition based restricted stock units granted to executives and other officers of the Company on December 19, 2008. These units will vest in one installment on January 1, 2012 only if the Common Stock achieves a price of $10.00 or more (average NYSE closing price over 20 consecutive trading days) prior to December 19, 2011 and the employee is thereafter employed on the vesting date. These awards established $4.00 and $7.00 price targets for the first and second measurement periods ended December 19, 2009 and December 19, 2010, respectively, which were not achieved, therefore only the $10.00 price target remains applicable. If this price target is achieved, the units will thereafter be entitled to dividend equivalent payments as dividends are paid on the Company's Common Stock. Upon vesting of these units, holders will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum tax withholdings.

  •
  2,000,000 market-condition based restricted stock units contingently awarded to the Company's Chairman and Chief Executive Officer on October 9, 2008 and approved by shareholders on May 27, 2009. These units will cliff vest in one installment on October 9, 2011 only if the total shareholder return on the Company's Common Stock is at least 25% per year (compounded at the end of the three year vesting period, including dividends). Total shareholder return will be based on the average NYSE closing prices for the Company's Common Stock for the 20 days prior to: (a) the date of the award on October 9, 2008 (which was $3.38); and (b) the vesting date (which must be at least $6.58 if no dividends are paid). No dividends will be paid on these units prior to vesting. Upon vesting of these units, the holder will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum tax withholdings.

  •
  1,525,000 restricted stock units awarded to certain officers on October 9, 2008, as special retention incentive, which will cliff vest in one installment on October 9, 2011, if the holders are employed on the vesting date. The unvested units are entitled to receive dividend equivalent payments as dividends are paid on shares of the Company's Common Stock.

  •
  76,395 service-based restricted stock units with original vesting terms ranging from three to five years that are entitled to be paid dividends as dividends are paid on shares of the Company's Common Stock.

        Stock Options—As of March 31, 2011, the Company had 95,405 stock options outstanding and exercisable with a weighted average strike price of $27.45 and a weighted average remaining contractual life of 0.62 years.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Stock-Based Compensation Plans and Employee Benefits (Continued)

        Common Stock Equivalents ("CSEs")—As of March 31, 2011, 281,958 CSEs granted to members of the Company's Board of Directors remained outstanding and had an aggregate intrinsic value of $2.6 million.

        During the three months ended March 31, 2011, the Company's Board of Directors decided pursuant to the terms of the non-employee directors deferral plan to require settlement of CSEs in shares of the Company's Common Stock, thereby eliminating the cash settlement option. This modification converted these liability-based awards to equity awards and as such, the Company reclassified $2.4 million from "Accounts payable, accrued expenses and other liabilities" to "Additional paid-in capital" during the three months ended March 31, 2011.

        401(k) Plan—The Company made gross contributions to its 401(k) Plan of approximately $0.3 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively

Note 14—Earnings Per Share

        The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	For the Three Months Ended March 31,
	2011	2010
Income (loss) from continuing operations	$84,658	$(23,475)
Net (income) loss attributable to noncontrolling interests	(430)	546
Preferred dividends	(10,580)	(10,580)

Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders(1)	$73,648	$(33,509)

Explanatory Note:

(1)
For the three months ended March 31, 2011, includes income from continuing operations allocable to Participating Security holders of $3,438 and $3,366 on a basic and dilutive basis, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 14—Earnings Per Share (Continued)

        Earnings per share allocable to common shares and HPU shares are calculated as follows ($ in thousands, except for per share data):

	For the Three Months Ended March 31,
	2011	2010
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$68,119	$(32,526)
Income (loss) from discontinued operations	(699)	7,118

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$67,420	$(25,408)

Numerator for diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$68,235	$(32,526)
Income (loss) from discontinued operations	(700)	7,118

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$67,535	$(25,408)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	92,458	93,923
Add: effect of assumed shares issued under treasury stock method for restricted shares	1,853	—
Add: effect of joint venture shares	298	—

Weighted average common shares outstanding for diluted earnings per common share	94,609	93,923

Basic earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$0.74	$(0.35)
Income (loss) from discontinued operations	(0.01)	0.08

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$0.73	$(0.27)

Diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$0.72	$(0.35)
Income (loss) from discontinued operations	(0.01)	0.08

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$0.71	$(0.27)

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 14—Earnings Per Share (Continued)

	For the Three Months Ended March 31,
	2011	2010
Earnings allocable to High Performance Units:
Numerator for basic earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$2,091	$(983)
Income (loss) from discontinued operations	(21)	215

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$2,070	$(768)

Numerator for diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$2,047	$(983)
Income (loss) from discontinued operations	(21)	215

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$2,026	$(768)

Denominator for basic and diluted earnings per HPU share:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15

Basic earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$139.40	$(65.53)
Income (loss) from discontinued operations	(1.40)	14.33

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$138.00	$(51.20)

Diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$136.47	$(65.53)
Income (loss) from discontinued operations	(1.40)	14.33

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$135.07	$(51.20)

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 14—Earnings Per Share (Continued)

        For the three months ended March 31, 2011 and 2010, the following shares were anti-dilutive (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Joint venture shares	—	298
Stock options	95	143
Restricted stock units(1)	—	—

Explanatory Note:

(1)
For the three months ended March 31, 2011 and 2010, 4,666 and 3,814, respectively, of unvested restricted stock units and CSEs, have dividend equivalent rights and are considered Participating Securities and therefore not included in the computation of diluted earnings per share. Additionally, 8,325 and 11,860 unvested market-condition restricted stock units are not considered in the computation of diluted earnings per share for the three months ended March 31, 2011 and 2010, respectively, as those units would not have achieved their targets in the respective periods.

Note 15—Comprehensive Income (Loss)

        The statement of comprehensive income (loss) attributable to iStar Financial, Inc. is as follows ($ in thousands):

	For the Three Months Ended March 31,
	2011	2010
Net income (loss)	$83,902	$(16,142)
Other comprehensive income:
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization	—	(4,206)
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization	(177)	(221)
Unrealized gains/(losses) on available-for-sale securities	256	96
Unrealized gains/(losses) on cash flow hedges	(61)	—
Unrealized gains/(losses) on cumulative translation adjustment	361	(684)

Comprehensive income (loss)	$84,281	$(21,157)
Net (income) loss attributable to noncontrolling interests	(430)	546

Comprehensive income (loss) attributable to iStar Financial Inc.	$83,851	$(20,611)

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 15—Comprehensive Income (Loss) (Continued)

        Accumulated other comprehensive income reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	March 31, 2011	December 31, 2010
Unrealized gains on available-for-sale securities	$454	$198
Unrealized gains on cash flow hedges	3,119	3,357
Unrealized losses on cumulative translation adjustment	(1,585)	(1,946)

Accumulated other comprehensive income	$1,988	$1,609

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

          Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

          Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 16—Fair Values (Continued)

        The following table summarizes the Company's assets and liabilities for which fair value adjustments were recorded as of the end of the respective periods ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2011:
Recurring basis:
Financial Assets:
Marketable securities—equity securities	$636	$636	$—	$—
Derivative assets	$206	$—	$206	$—
Financial Liabilities:
Derivative liabilities	$3,567	$—	$3,567	$—
Non-recurring basis:
Financial Assets:
Impaired loans	$302,628	$—	$—	$302,628
Impaired cost method investment	$3,345	$—	$—	$3,345
Non-financial Assets:
Impaired OREO	$7,800	$—	$—	$7,800
As of December 31, 2010:
Recurring basis:
Financial Assets:
Marketable securities—equity securities	$699	$699	$—	$—
Financial Liabilities:
Derivative liabilities	$223	$—	$223	$—
Non-recurring basis:
Financial Assets:
Impaired loans	$616,070	$—	$—	$616,070
Impaired equity method investment	$1,535	$—	$—	$1,535
Non-financial Assets:
Impaired OREO	$54,141	$—	$—	$54,141

        In addition to the Company's disclosures regarding assets and liabilities recorded at fair value in the financial statements, it is also required to disclose the estimated fair values of all financial instruments, regardless of whether they are recorded at fair value in the financial statements.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 16—Fair Values (Continued)

        The carrying and estimated fair values of financial instruments were as follows ($ in thousands)(1):

	As of March 31, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans and other lending investments, net	$4,314,170	$4,125,447	$4,587,352	$4,256,663
Financial liabilities:
Debt obligations, net	$6,939,410	$6,825,389	$7,345,433	$6,767,968

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

        Derivatives—The Company uses interest rate swaps and foreign currency derivatives to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty's non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company has determined that the significant inputs used to value its derivatives fall within Level 2 of the fair value hierarchy.

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

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 16—Fair Values (Continued)

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

        Impaired equity method investments—If the Company determines an equity method investment is other than temporarily impaired it records an impairment charge to adjust the investment to its estimated fair market value. To estimate the fair value of an investment in a fund that invests in real estate, the Company estimates the fair value of the individual properties held within the fund using a discounted cash flow methodology through internally developed valuation models. This approach requires the Company to make significant judgments with respect to discount rates, capitalization rates and the timing and amounts of estimated future cash flows that are all considered Level 3 inputs. These cash flows are primarily based on expected future leasing rates, operating costs and sales prices.

        Impaired cost method investments—If the Company determines a cost method investment is other than temporarily impaired, it records an impairment charge to adjust the investment to its estimated fair market value. The Company estimates the fair value of its impaired cost method investments using internally developed valuation models.

        Impaired OREO assets—If the Company determines an OREO asset is impaired it records an impairment charge to adjust the asset to its estimated fair market value less costs to sell. Due to the nature of the individual properties in the OREO portfolio, the Company generally uses a discounted cash flow methodology through internally developed valuation models to estimate the fair value of the assets. This approach requires the Company to make significant judgments with respect to discount rates, capitalization rates and the timing and amounts of estimated future cash flows that are all considered Level 3 inputs. These cash flows generally include property revenues, lot and unit sale prices and velocity, operating costs, and costs of completion.

        Loans and other lending investments—The Company estimates the fair value of its performing loans and other lending investments using a discounted cash flow methodology. This method discounts estimated future cash flows using rates management determines best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality.

        Debt obligations, net—For debt obligations traded in secondary markets, the Company uses market quotes, to the extent they are available, to determine fair value. For debt obligations not traded in secondary markets, the Company determines fair value using a discounted cash flow methodology, whereby contractual cash flows are discounted at rates that management determines best reflect current market interest rates that would be charged for debt with similar characteristics and credit quality.

Note 17—Segment Reporting

        The Company has determined that it has three reportable segments based on how management reviews and manages its business. These reportable segments include: Real Estate Lending, Net Leasing and Real Estate Investment. The Real Estate Lending segment includes all of the Company's activities related to senior and mezzanine real estate debt and corporate capital investments. The Net Leasing

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 17—Segment Reporting (Continued)

segment includes all of the Company's activities related to the ownership and leasing of corporate facilities. The Real Estate Investment segment includes all of the Company's activities related to the operations, repositioning and ultimate disposition of REHI and OREO properties.

        The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Real Estate Lending	Net Leasing	Real Estate Investment	Corporate/ Other(1)	Company Total
Three months ended March 31, 2011:
Total revenue(2)	$61,135	$42,139	$7,462	$846	$111,582
Earnings from equity method investments	—	639	—	24,293	24,932
Operating costs	(1,249)	(4,560)	(17,788)	(12,525)	(36,122)
Interest expense	(36,523)	(15,539)	(13,292)	(4,280)	(69,634)
General and administrative(3)	(5,509)	(2,344)	(2,005)	(10,387)	(20,245)

Segment profit (loss)(4)	$17,854	$20,335	$(25,623)	$(2,053)	$10,513
Other significant non-cash items:
Provision for loan losses	$10,881	$—	$—	$—	$10,881
Impairment of assets	$—	$—	$617	$873	$1,490
Depreciation and amortization	$—	$13,644	$1,750	$539	$15,933
Capitalized expenditures	$—	$2,165	$6,996	$—	$9,161
As of March 31, 2011:
Total assets(5)	$4,344,975	$1,906,200	$1,674,013	$961,375	$8,886,563
Three months ended March 31, 2010(6):
Total revenue(2)	$125,310	$43,502	$4,082	$426	$173,320
Earnings from equity method investments	—	630	—	10,800	11,430
Operating costs	(3,347)	(3,701)	(12,778)	(1,558)	(21,384)
Interest expense	(62,015)	(10,749)	(11,318)	(3,134)	(87,216)
General and administrative(3)	(7,215)	(3,117)	(1,317)	(10,837)	(22,486)

Segment profit (loss)(4)	$52,733	$26,565	$(21,331)	$(4,303)	$53,664
Other significant non-cash items:
Provision for loan losses	$89,469	$—	$—	$—	$89,469
Impairment of assets	$981	$—	$4,940	$—	$5,921
Depreciation and amortization	$—	$13,456	$1,059	$1,232	$15,747
Capitalized expenditures	$—	$5,209	$2,833	$—	$8,042
As of December 31, 2010:
Total assets(5)	$4,636,777	$1,915,164	$1,594,859	$1,027,714	$9,174,514

Explanatory Notes:

(1)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company's joint venture investments and strategic investments that are not related to any reporting segment, none of which are considered material separate segments.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 17—Segment Reporting (Continued)

(2)
Total revenue represents all revenue earned during the period related to the assets in each segment. Revenue from the Real Estate Lending segment primarily represents interest income, revenue from the Net Leasing segment primarily represents operating lease income and revenue from Real Estate Investment primarily represents operating revenues from REHI properties.

(3)
General and administrative excludes stock-based compensation expense of $4.2 million and $4.7 million for the three months ended March 31, 2011 and 2010, respectively.

(4)
The following is a reconciliation of segment profit (loss) to income (loss) from continuing operations ($ in thousands):

	For the Three Months Ended March 31,
	2011	2010
Segment profit (loss)	$10,513	$53,664
Less: Provision for loan losses	(10,881)	(89,469)
Less: Impairment of assets	(1,490)	(5,921)
Less: Stock-based compensation expense	(4,155)	(4,730)
Less: Depreciation and amortization	(15,933)	(15,747)
Add: Gain on early extinguishment of debt, net	106,604	38,728

Income (loss) from continuing operations	$84,658	$(23,475)

(5)
Intangible assets included in Net Leasing at March 31, 2011 and December 31, 2010 were $22.8 million and $24.5 million, respectively.

(6)
Prior period presentation has been reclassified to conform with current period presentation.

Note 18—Subsequent Events

        Subsequent to quarter end, the Company repaid $83.6 million of its Tranche A-1 Facility and the $96.9 million outstanding principal balance of its 5.125% senior unsecured notes that matured in April 2011. After giving effect to these repayments, the Company has approximately $657 million of debt maturing and minimum required amortization payments due on or before December 31, 2011.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, iStar Financial Inc.'s (the "Company's") current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in Item 1A—"Risk Factors" in our 2010 Annual Report (as defined below), all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "we," "our" and "us" refer to iStar Financial Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

        The discussion below should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2010 (the "2010 Annual Report"). These historical financial statements may not be indicative of our future performance. We have reclassified certain items in our consolidated financial statements of prior periods to conform to our current financial statements presentation.

Introduction

        iStar Financial Inc. is a fully-integrated finance and investment company focused on the commercial real estate industry. We provide custom-tailored investment capital to high-end private and corporate owners of real estate and invest directly across a range of real estate sectors. We are taxed as a real estate investment trust, or "REIT," and have invested more than $35 billion over the past two decades. Our primary business segments are lending, net leasing and real estate investment.

        The lending portfolio is primarily comprised of senior and mezzanine real estate loans that typically range in size from $20 million to $150 million and have original terms generally ranging from three to ten years. These loans may be either fixed-rate (based on the U.S. Treasury rate plus a spread) or variable-rate (based on LIBOR plus a spread) and are structured to meet the specific financing needs of borrowers. Our portfolio also includes senior and subordinated loans to corporations, particularly those engaged in real estate or real estate related businesses. These financings may be either secured or unsecured, typically range in size from $20 million to $150 million and have initial maturities generally ranging from three to ten years. Our loan portfolio includes whole loans, loan participations and debt securities.

        Our net lease portfolio is primarily comprised of properties owned by us and leased to single creditworthy tenants, where the properties are generally mission critical headquarters or distribution facilities that are subject to long-term leases. Most of the leases provide for expenses at the facility to be paid by the tenant on a triple net lease basis. Net lease transactions have initial terms generally ranging from 15 to 20 years and typically range in size from $20 million to $150 million.

        Our real estate investment portfolio includes real estate held for investment ("REHI") and other real estate owned ("OREO") properties acquired through foreclosure or through deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans. We have developed significant expertise in the ownership and repositioning of multifamily, condominium, master planned and development properties, and through the infusion of capital and/or intensive asset management, we generally seek to reposition these assets with the objective of maximizing our recovery with respect to the investments.

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

Executive Overview

        For the quarter ended March 31, 2011, we recorded net income allocable to common shareholders of $67.4 million, resulting in earnings of $0.71 per diluted common share. This compares to a net loss allocable to common shareholders of $25.4 million, or a loss of $0.27 per diluted common share, in the same period last year. The improvement in results was driven by reductions in provision for loan losses and impairments of assets, which together decreased to $12.3 million in the current quarter, compared to $95.4 million in the same period last year. The improvement was also due to a $109.0 million gain on the early extinguishment of our 10% senior secured notes, as well as lower interest expense resulting from repurchases and repayments of debt over the last year. This was offset by a reduction in interest income resulting from a smaller performing loan portfolio. We do not expect to record significant additional gains from early extinguishment of debt for the foreseeable future while trading prices for our debt securities remain at or above current levels.

        Adjusted EBITDA for the first quarter was $94.9 million, compared to $173.2 million for the same period last year. The year-over-year decrease is primarily due to lower revenues from a smaller overall asset base, resulting from loan repayments and sales, as well as the sale of a portfolio of net lease assets during the second quarter last year. The decrease was partially offset by increased earnings from equity method investments.

        The improving economic trends we noted in 2010 continued to have a positive impact on our portfolio during the first quarter of this year. From a credit perspective, we saw improvements in the risk ratings of both our performing loan and net lease portfolios, as well as a reduction in our balance of watch list loans. In addition, the provision for loan losses and impairments decreased and our balance of non-performing loans decreased slightly to $1.30 billion at quarter-end. Our real estate investment portfolio, comprised of our REHI and OREO assets, totaled $1.65 billion at quarter-end as compared to $1.37 billion at March 31, 2010. We continued our intensive asset management work on repositioning assets within this portfolio as we seek to maximize their value and will continue to incur the costs of carrying and repositioning these assets. These costs totaled $17.8 million in the quarter ended March 31, 2011 versus $12.8 million in the quarter ended March 31, 2010.

        During the quarter we entered into a new $2.95 billion senior secured credit agreement including a $1.50 billion Tranche A-1 Facility due June 2013 and a $1.45 billion Tranche A-2 Facility due June 2014 (see New Facility below). Proceeds from the New Facility were primarily used to refinance the secured debt that was due in 2011 and 2012, as well as pay down our unsecured credit facility due in June by $175.0 million. The refinancing of our secured credit facilities with the New Facility has better aligned our asset and liability maturity profiles; however, the New Facility carries higher interest costs than the debt that was refinanced with the proceeds from the New Facility which will impact our future earnings. In the near term, we expect to pursue lower levels of asset sales unless we feel full value can be realized or we require additional liquidity. We also expect that new investments will be limited relative to expected repayments and we will continue to use excess proceeds to further strengthen the balance sheet through additional deleveraging.

        As of March 31, 2011, we had approximately $837 million of debt maturing and minimum required amortization payments due on or before December 31, 2011. We had $318.4 million of unrestricted cash outstanding at quarter-end and our capital sources in the coming year will primarily include loan repayments, proceeds from strategic asset sales and may include other financing alternatives, including secured and unsecured debt. Many of the improving trends in our financial condition and operating results, as well our ability to generate future liquidity, are dependent on a sustained economic recovery, however, and there can be no assurance that the recent improvement in conditions will continue into the future.

Results of Operations for the Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010

	For the Three Months Ended March 31,
	2011	2010	$ Change	% Change
	($ in thousands)
Interest income	$60,768	$116,616	$(55,848)	(48)%
Operating lease income	42,139	43,505	(1,366)	(3)%
Other income	8,675	13,199	(4,524)	(34)%

Total revenue	111,582	173,320	(61,738)	(36)%

Interest expense	69,634	87,216	(17,582)	(20)%
Operating costs—net lease assets	4,560	3,701	859	23%
Operating costs—REHI and OREO	17,788	12,778	5,010	39%
Depreciation and amortization	15,933	15,747	186	1%
General and administrative	24,400	27,216	(2,816)	(10)%
Provision for loan losses	10,881	89,469	(78,588)	(88)%
Impairment of assets	1,490	5,921	(4,431)	(75)%
Other expense	13,774	4,905	8,869	>100%

Total costs and expenses	158,460	246,953	(88,493)	(36)%

Gain on early extinguishment of debt, net	106,604	38,728	67,876	>100%
Earnings from equity method investments	24,932	11,430	13,502	>100%
Income (loss) from discontinued operations	(756)	7,333	(8,089)	>(100)%

Net income (loss)	$83,902	$(16,142)	$100,044	>100%

        Revenue—The decrease in interest income is primarily a result of a decline in the average balance of performing loans to $3.18 billion for the three months ended March 31, 2011 from $4.55 billion for the three months ended March 31, 2010. The decrease in performing loans was primarily due to loan repayments and sales as well as performing loans moving to non-performing status (see Risk Management below). Also contributing to the decrease was $15.1 million of interest income recorded during the quarter ended March 31, 2010, related to a non-performing loan that was repaid in full, including interest not previously recorded due to the loan being on non-accrual status.

        Operating lease income from net lease assets decreased primarily due to tenant lease expirations and lower rent received as a result of lease restructurings.

        The decrease in other income was primarily driven by a $8.3 million decrease in loan prepayment penalties received offset by a $3.4 million increase in operating income from REHI assets as a result of taking ownership of more operating properties.

        Costs and expenses—Total costs and expenses decreased primarily due to lower provisions for loan losses, fewer impairments of assets and reduced interest expense. The decline in our provisions for loan losses was primarily due to fewer loans moving to non-performing status during the three months ended March 31, 2011 as compared to the same period in 2010. Additionally, a smaller performing loan asset base has resulted in a reduction in the required general loan loss reserve. (See Risk Management below.)

        Interest expense decreased primarily due to the repayment and retirement of debt during the last 12 months. The average outstanding balance of our debt declined to $7.04 billion for the three months ended March 31, 2011 from $10.58 billion for the three months ended March 31, 2010. In addition, the weighted average effective cost of debt remained relatively flat at 4.01% for the three months ended March 31, 2011 as compared to 3.96% during the same period in 2010. As a result of the higher interest rates on our New Facility, our weighted average contractual interest rate on debt outstanding at March 31, 2011 is 5.07%.

        Impairment of assets for the three months ended March 31, 2011 primarily consisted of $0.6 million of impairments on OREO assets and $0.9 million on equity investments. Asset impairments during the same period of 2010 included $4.9 million on OREO assets and $1.0 million on equity investments.

        The decrease in general and administrative expense was primarily due to lower payroll and employee related costs resulting from reduced headcount.

        Offsetting these declines in expense were increases in other expense and operating costs for REHI and OREO. Other expenses increased primarily due to income tax expense incurred on earnings generated by equity method investments held in taxable REIT subsidiaries. Operating costs for REHI and OREO were greater due to an increase in the number of properties held in the current period.

        Gain on early extinguishment of debt, net—During the first quarter of 2011, we redeemed our $312.3 million remaining principal amount of 10% senior secured notes due June 2014 and recorded a $109.0 million gain on early extinguishment of debt. Offseting this gain was the write-off of $2.4 million of unamortized deferred fees relating to the debt repaid with our New Facility. During the same period in 2010, we retired $222.6 million par value of our senior secured and unsecured notes through open market repurchases and recognized $38.7 million in gains on early extinguishment of debt.

        Earnings from equity method investments—The increase in earnings from equity method investments was primarily attributable to our investment in LNR that was made in July 2010. During the three months ended March 31, 2011, the Company recorded $14.0 million of earnings from this investment which included $8.1 million of income related to a non-recurring settlement of a deferred liability.

        Discontinued operations—During the first quarter of 2011, loss from discontinued operations primarily included certain expenses incurred relating to net lease assets sold. During the same period of 2010, income from discontinued operations included net income from net lease assets sold in the past 12 months, including a portfolio of 32 net lease assets.

Adjusted EBITDA

        In addition to net income, we use Adjusted EBITDA to measure our operating performance. Adjusted EBITDA represents net income (loss) plus the sum of interest expense, depreciation, and amortization, income taxes, provision for loan losses, impairment of assets, stock based compensation expense less the gain on early extinguishment of debt, net.

        We believe Adjusted EBITDA is a useful measure to consider, in addition to net income (loss), as it helps us evaluate core operating performance prior to interest expense and certain non-cash items.

        Adjusted EBITDA should be examined in conjunction with net income (loss) as shown in our Consolidated Statements of Operations. Adjusted EBITDA should not be considered as an alternative to net income (loss) (determined in accordance with GAAP), as an indicator of our performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is Adjusted EBITDA indicative of funds available to fund our cash needs or available for distribution to shareholders. Rather, Adjusted EBITDA is an additional measure for us to use to analyze how our business is performing. It should be noted that our manner of calculating Adjusted EBITDA may differ from the calculations of similarly-titled measures by other companies.

	For the Three Months Ended March 31,
	2011	2010
	(in thousands)
Adjusted EBITDA
Net income (loss)	$83,902	$(16,142)
Add: Interest expense(1)	69,634	103,265
Add: Income taxes	11,052	1,042
Add: Depreciation and amortization(2)	15,726	21,753
Add: Joint venture depreciation and amortization	4,688	1,883
Add: Provision for loan losses	10,881	89,469
Add: Impairment of assets (3)	1,464	5,942
Add: Stock-based compensation expense	4,155	4,730
Less: Gain on early extinguishment of debt, net	(106,604)	(38,728)

Adjusted EBITDA	$94,898	$173,214

Explanatory Notes:

(1)
For the three months ended March 31, 2010, interest expense includes $16,049 of interest expense reclassified to discontinued operations.

(2)
For the three months ended March 31, 2010, depreciation and amortization includes $6,245 of depreciation and amortization reclassified to discontinued operations.

(3)
For the three months ended March 31, 2011 and 2010, impairment of assets includes $(26) and $21, respectively, of impairments reclassified to discontinued operations.

Risk Management

        Loan Credit Statistics—The table below summarizes our non-performing loans, watch list loans and the reserves for loan losses associated with our loans ($ in thousands):

	As of
	March 31, 2011	December 31, 2010
Non-performing loans
Carrying value(1)	$1,304,836	$1,351,410
As a percentage of total carrying value of loans	30.4%	29.6%
Watch list loans
Carrying value	$146,198	$190,553
As a percentage of total carrying value of loans	3.4%	4.2%
Reserve for loan losses
Total reserve for loan losses	$804,070	$814,625
As a percentage of total loans before loan loss reserves	15.8%	15.1%
Non-performing loan asset-specific reserves for loan losses	$676,543	$667,779
As a percentage of gross carrying value of non-performing loans	34.1%	33.1%

Explanatory Note:

(1)
As of March 31, 2011 and December 31, 2010, carrying values of non-performing loans are net of asset-specific reserves for loan losses of $676.5 million and $667.8 million, respectively.

        Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of March 31, 2011, we had non-performing loans with an aggregate carrying value of $1.30 billion. Our non-performing loans decreased during the three months ended March 31, 2011, primarily due to transfers of non-performing loans to REHI and OREO as well as sales and repayments.

        Watch List Loans—During our quarterly loan portfolio assessments, loans are put on the watch list if deteriorating performance indicates they warrant a higher degree of monitoring and senior management attention. As of March 31, 2011, we had loans on the watch list (excluding non-performing loans) with an aggregate carrying value of $146.2 million.

        Reserve for Loan Losses—The reserve for loan losses was $804.1 million as of March 31, 2011, or 15.8% of the gross carrying value of total loans, down from $814.6 million or 15.1% at December 31, 2010. The change in the balance of the reserve was the result of $10.9 million of provisioning for loan losses, reduced by $21.4 million of charge-offs during the three months ended March 31, 2011. The reserve is increased through the provision for loan losses, which reduces income in the period recorded and the reserve is reduced through charge-offs. Due to the continued volatility of the commercial real estate market, the process of estimating collateral values and reserves continues to require us to use significant judgment. We currently believe there is adequate collateral and reserves to support the carrying values of the loans.

        The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of March 31, 2011, asset-specific reserves increased slightly to $706.8 million compared to $694.4 million at December 31, 2010, primarily due to impairments on new non-performing loans, offset by charge-offs on assets that were sold or transferred to REHI and OREO.

        The formula-based general reserve is derived from estimated principal default probabilities and loss severities applied to groups of performing loans based upon risk ratings assigned to loans with similar risk characteristics during our quarterly loan portfolio assessment. During this assessment we perform a comprehensive analysis of our loan portfolio and assign risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant factors that may affect collectability. We consider, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. We estimate loss rates based on historical realized losses experienced within our portfolio and take into account current economic conditions affecting the commercial real estate market when establishing appropriate time frames to evaluate loss experience.

        The general reserve was $97.3 million or 3.1% of the gross carrying value of performing loans as of March 31, 2011, compared to $120.2 million or 3.6% of the gross carrying value of performing loans at December 31, 2010. The decrease in the balance of the general reserve resulted from the decrease in performing loans outstanding to $3.12 billion as of March 31, 2011 from $3.37 billion as of December 31, 2010. The reduction in general reserves as a percentage of performing loans outstanding was attributable to an improvement in the weighted average risk ratings of performing loans outstanding to 3.37 at the end of the current period compared to 3.51 as of December 31, 2010.

        Risk concentrations—As of March 31, 2011, our total investment portfolio was comprised of the following property/collateral types ($ in thousands)(1):

Property/Collateral Types	Performing Loans	Net Lease Assets	Non- performing Loans	REHI	OREO	Total	% of Total
Apartment / Residential	$918,871	$—	$518,600	$11,210	$527,612	$1,976,293	23.6%
Land	335,703	56,353	267,941	669,150	107,988	1,437,135	17.1%
Retail	583,998	161,341	197,991	48,148	43,404	1,034,882	12.3%
Office	214,672	441,341	52,223	17,140	16,422	741,798	8.8%
Industrial / R&D	96,991	502,461	21,392	49,387	6,300	676,531	8.1%
Entertainment / Leisure	159,157	431,144	77,816	—	1,179	669,296	8.0%
Hotel	352,027	131,042	75,192	42,828	15,389	616,478	7.3%
Mixed Use / Mixed Collateral	241,126	31,850	93,681	25,067	72,349	464,073	5.5%
Other	204,089	19,457	—	—	—	223,546	2.7%
Other Investments	—	—	—	—	—	556,966	6.6%

Total	$3,106,634	$1,774,989	$1,304,836	$862,930	$790,643	$8,396,998	100.0%

Explanatory Note:

(1)
Based on the carrying value of our total investment portfolio gross of general loan loss reserves.

        As of March 31, 2011, our total investment portfolio had the following characteristics by geographical region ($ in thousands)(1):

Geographic Location	Carrying Value(2)	% of Total
West	$1,910,453	22.8%
Northeast	1,708,174	20.3%
Southeast	1,236,089	14.7%
Southwest	800,714	9.5%
Mid-Atlantic	763,418	9.1%
Central	434,286	5.2%
International	356,322	4.2%
Northwest	314,638	3.8%
Various	872,904	10.4%

Total	$8,396,998	100.0%

Explanatory Notes:

(1)
Substantially all of our net lease, REHI and OREO assets, as well as assets collateralizing our loans and other lending investments are located in the United States, with California 13.1%, New York 12.0%, and Florida 10.5% representing the only significant concentrations (greater than 10.0%) as of March 31, 2011.

(2)
Based on the carrying value of our total investment portfolio gross of general loan loss reserves.

Liquidity and Capital Resources

        During the three months ended March 31, 2011, we entered into a $2.95 billion senior secured credit facility and used the proceeds to repay $2.57 billion of outstanding borrowings under our existing secured credit facilities, which were due to mature in June 2011 and June 2012. Proceeds were also used to repay $175.0 million of our unsecured credit facilities due in June 2011. The remaining proceeds will be used to repay other unsecured debt maturing in the first half of 2011. In addition, during the first quarter of 2011, we repaid the remaining $107.8 million principal amount of 5.80% unsecured senior notes due March 2011 and completed the redemption of our remaining $312.3 million principal amount of 10% senior secured notes due June 2014. As of March 31, 2011, we had approximately $837 million of debt maturing and minimum required amortization payments due on or before December 31, 2011.

        As of March 31, 2011, we had $318.4 million of unrestricted cash. Our capital sources in the coming year will primarily include loan repayments and proceeds from strategic asset sales and planned OREO sales as well as other financing alternatives. For the remainder of the year, we expect to use these proceeds to supplement operating revenues in order to repay our debt obligations and to fund loan commitments, investment activities and operating expenses, including costs to reposition our OREO and REHI assets.

        We believe that our available cash, expected proceeds from asset repayments and sales and other financing alternatives will be sufficient to meet our obligations during the remainder of the year. However, the timing and amounts of proceeds from asset repayments and sales are subject to factors outside our control and cannot be predicted with certainty. Other financing alternatives that may be available to us include secured and unsecured financings and possibly other capital raising transactions. We actively manage our liquidity and continually work on initiatives to address both our liquidity needs and compliance with the covenants in our debt instruments. Our plans are dynamic and we may adjust our plans in response to changes in our expectations and changes in market conditions. We would be materially adversely affected if we were unable to repay or refinance our debt as it comes due.

        During the three months ended March 31, 2011, we generated a total of $260.4 million in proceeds from our portfolio. This included $213.2 million in loan principal repayments, $20.6 million in loan sales, $25.7 million from sales of OREO and $0.7 million from sales of net lease assets. These proceeds were used in part to further reduce our debt obligations and to fund a total of $43.9 million in pre-existing investments. We also paid preferred dividends totaling $10.5 million during the three months ended March 31, 2011.

        Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of March 31, 2011.

	Principal And Interest Payments Due By Period
	Total	Less Than 1 Year(1)	2 - 3 Years(1)	4 - 5 Years(1)	6 - 10 Years	After 10 Years
	($ in thousands)
Long-Term Debt Obligations:
Secured credit facilities	$2,950,000	$200,000	$1,450,000	$1,300,000	$—	$—
Unsecured notes	2,402,560	615,515	1,320,155	367,168	99,722	—
Convertible notes	787,750	—	787,750	—	—	—
Unsecured credit facilities	574,283	329,858	244,425	—	—	—
Secured term loans	188,468	14,122	102,377	—	29,458	42,511
Trust preferred	100,000	—	—	—	—	100,000

Total principal maturities	7,003,061	1,159,495	3,904,707	1,667,168	129,180	142,511
Interest Payable(2)	984,399	344,236	498,948	86,250	25,431	29,534
Operating Lease Obligations	39,732	4,648	9,745	8,046	17,293	—

Total	$8,027,192	$1,508,379	$4,413,400	$1,761,464	$171,904	$172,045

Explanatory Notes:

(1)
Future long-term debt obligations due during the years ending December 31, 2012 and 2013 are $2.01 billion and $1.97 billion, respectively.

(2)
All variable-rate debt assumes a 30-day LIBOR rate of 0.24% (the 30-day LIBOR rate at March 31, 2011).

        New Facility—In March 2011, we entered into a new $2.95 billion senior secured credit agreement comprised of a $1.50 billion term loan facility bearing interest at a rate of LIBOR plus 3.75% and maturing in June 2013 (the "Tranche A-1 Facility") and a $1.45 billion term loan facility bearing interest at a rate of LIBOR plus 5.75% maturing in June 2014 (the "Tranche A-2 Facility"), together the "New Facility." Both tranches include a LIBOR floor of 1.25%. The Tranche A-1 Facility and Tranche A-2 Facility were issued at discounts to par of 1.0% and 1.5%, respectively. Proceeds from the New Facility were used to fully repay the $1.67 billion and $0.9 billion outstanding under our secured credit facilities, which were due to mature in June 2011 and June 2012, respectively. Proceeds were also used to repay $175.0 million of our unsecured credit facilities due in June 2011. The remaining proceeds will be used to repay other unsecured debt maturing in the first half of 2011.

        The New Facility is collateralized by a first lien on a fixed pool of assets consisting of loan, net lease and OREO assets. Proceeds from principal repayments and sales of collateral will be applied to amortize the New Facility. Proceeds in respect of additional amounts funded on assets serving as collateral, as well as interest, rent, lease payments and fee income will be retained by us. The Tranche A-1 Facility requires that aggregate cumulative amortization payments of not less than $200.0 million shall be made on or before December 30, 2011, not less than $450.0 million on or before June 30, 2012, not less than $750.0 million on or before December 31, 2012 and not less than $1.50 billion on or before June 28, 2013. The Tranche A-2 Facility will begin amortizing six months after the repayment in full of the Tranche A-1 Facility, such that not less than $150.0 million of cumulative amortization payments shall be made on or before the six month anniversary of repayment of the A-1 Facility, with additional amortization payments of $150 million due on or before each six month anniversary thereafter until the Tranche A-2 Facility is fully repaid.

        Secured Term Loans—We refinanced our $47.7 million outstanding principal balance in a secured term loan that matured in March 2011. The new term loan bears interest at LIBOR + 4.50%, matures in March 2014 and is collateralized by the same net lease assets as the original term loan. Simultaneously with the refinancing, we entered into an interest rate swap to exchange our variable rate on the note for a 6.11% fixed interest rate.

        Secured Notes—In January 2011, we fully redeemed the $312.3 million remaining principal balance of our 10% senior secured notes due June 2014. In connection with this redemption, we recorded a gain on early extinguishment of debt of $109.0 million in our Consolidated Statement of Operations for the three months ended March 31, 2011.

        Unsecured Notes—In March 2011, we repaid the $107.8 million outstanding principal balance of our 5.80% senior unsecured notes due upon maturity.

        Unencumbered/Encumbered Assets—As of March 31, 2011 the Company had unencumbered assets with a gross carrying value of $5.82 billion, gross of $830.4 million of accumulated depreciation and loan loss reserves.

        The carrying value of our encumbered assets by asset type are as follows ($ in thousands):

	As of
	March 31, 2011	December 31, 2010
Loans and other lending investments	$2,666,895	$2,832,184
Net lease assets	971,069	1,021,783
REHI	77,679	28,376
OREO	171,507	232,150

Total	$3,887,150	$4,114,493

        Debt Covenants—Our New Facility contains certain covenants, including covenants relating to the delivery of information to the lenders, collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates and matters relating to the liens granted to the lenders. In particular, we are required to maintain collateral coverage of 1.25x outstanding borrowings. In addition, for so long as we maintain our qualification as a REIT, the New Facility permits us to distribute 100% of our REIT taxable income on an annual basis. We may not pay common dividends if we ceases to qualify as a REIT.

        Our outstanding unsecured debt securities contain corporate level covenants that include unencumbered assets to unsecured indebtedness and fixed charge coverage ratios. The unencumbered assets to unsecured indebtedness covenant is a maintenance covenant, while the fixed charge coverage ratio is an incurrence test. While we expect that our ability to incur new indebtedness under the coverage ratio will be limited for the foreseeable future, we will continue to be permitted to incur indebtedness for the purpose of refinancing existing indebtedness and for other permitted purposes under the indentures. Based on our unsecured credit ratings, the financial covenants in our debt securities, including the fixed charge coverage ratio and maintenance of unencumbered assets to unsecured indebtedness ratio, are currently operative. If any of our covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of our debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders.

        Our New Facility contains cross default provisions that would allow the lenders to declare an event of default and accelerate our indebtedness to them if we fail to pay amounts due in respect of our other recourse indebtedness in excess of specified thresholds or if the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. The indentures governing our unsecured public debt securities permit the lenders and bondholders to declare an event of default and accelerate our indebtedness to them if our other recourse indebtedness in excess of specified thresholds or if such indebtedness is accelerated. Our unsecured credit facilities permit the lenders to accelerate our indebtedness to them if other recourse indebtedness of us in excess of specified thresholds is accelerated.

        Ratings Triggers—Borrowings under our unsecured credit facilities bear interest at LIBOR based rates plus an applicable margin which varies between the facilities and is determined based on our corporate credit ratings. Our ability to borrow under our credit facilities is not dependent on the level of our credit ratings. Based on our current credit ratings, further downgrades in our credit ratings will have no effect on the borrowing rates under these facilities.

        Derivatives—Our use of derivative financial instruments is primarily limited to the utilization of interest rate hedges or other instruments to manage interest rate risk exposure and foreign exchange hedges to manage our risk to changes in foreign currencies. The principal objectives of such hedges are to minimize the risks and/or costs associated with our operating and financial structure and to manage our exposure to foreign exchange rate movements. As a result of the repayment of the secured credit facilities a portion of our multi-currency borrowing capacity was extinguished. Accordingly, upon repayment of the facilities we simultaneously entered into foreign currency hedges to manage our exposure on foreign denominated investment assets. See Note 10 of the Notes to the Consolidated Financial Statements.

        Off-Balance Sheet Transactions—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity.

        Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of March 31, 2011, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans	Net Lease Assets	Strategic Investments	Total
Performance-Based Commitments	$121,185	$7,185	$—	$128,370
Discretionary Fundings	157,218	—	—	157,218
Other	—	—	37,102	37,102

Total	$278,403	$7,185	$37,102	$322,690

        Transactions with Related Parties—We have substantial investments in non-controlling interests of Oak Hill Advisors, L.P. and 13 related entities. In relation to our investment in these entities in 2005, we appointed Glenn R. August to our Board of Directors. Mr. August is the president and senior partner of Oak Hill Advisors, L.P. and holds a substantial investment in these same entities. As of March 31, 2011 we have $27.4 million of unfunded commitments to these entities.

        Stock Repurchase Programs—As of March 31, 2011, we had $14.1 million of Common Stock available to repurchase under the Board authorized stock repurchase programs.

        Subsequent Events—Subsequent to quarter end, we repaid $83.6 million of our Tranche A-1 Facility and the $96.9 million outstanding principal balance of our 5.125% senior unsecured notes that matured in April 2011. After giving effect to these repayments, we have approximately $657 million of debt maturing and minimum required amortization payments due on or before December 31, 2011.

Critical Accounting Estimates

        The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments in certain circumstances that affect amounts reported as assets, liabilities, revenues and expenses. We have established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well controlled, reviewed and applied consistently from period to period. We base our estimates on corporate and industry experience and various other assumptions that we believe to be appropriate under the circumstances.

        A summary of our critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2010 in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of March 31, 2011.

        New Accounting Pronouncements—For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see Note 3 of the Notes to the Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        There have been no material changes in Quantitative and Qualitative Disclosures About Market Risk for the three months ended March 31, 2011 as compared to the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2010. See discussion of quantitative and qualitative disclosures about market risk under Item 7a—"Quantitative and Qualitative Disclosures about Market Risk," included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Shareholder Derivative Actions

        In April and May 2010, three separate shareholder derivative complaints were filed, purportedly on the Company's behalf, against the Company's Board of Directors and certain current and former executive officers. These actions arise out of the same facts and circumstances alleged in the Citiline Action (described above) and all claimed that the individual defendants breached their fiduciary duties to the Company and were liable to the Company for unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. Two of these complaints were filed in the United States District Court for the Southern District of New York and the third was filed in Supreme Court of New York, County of New York. In June 2010, the New York state court action was voluntarily dismissed by the plaintiff. Plaintiffs in the other two derivative actions sought monetary damages, reimbursement for professional fees, improvements in governance and controls and disgorgement of profits. The Company, as a nominal defendant on whose behalf the plaintiffs claim they are acting, filed motions to dismiss these claims on the basis that neither shareholder had established the right to usurp the Board of Directors' power to decide whether and when a suit should be filed. Briefing on the motions to dismiss was completed in November 2010. On March 31, 2011, the Court issued its order dismissing one of these remaining suits,

Kautz v. Sugarman, et al., in its entirety. Also on March 31, 2011, the Court denied the Company's motion to dismiss the last remaining action, Vancil v. Sugarman, et al., and granted Plaintiff the opportunity to conduct limited discovery related to the subject matter of the suit. Discovery in the Vancil matter has not yet commenced.

Shareholder Letters

        In 2010, the Company received letters from two shareholders alleging that certain current and former officers and directors breached their fiduciary duties to the Company. The allegations made in these two letters are materially the same as those made in the Vancil suit described in the preceding paragraph. The shareholders on whose behalf these letters were written have complied with the special committee's request to furnish evidence of their continuous ownership of iStar shares. The special committee of independent directors is currently reviewing the claims made in these letters.

ITEM 1A.    RISK FACTORS

        See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    (REMOVED AND RESERVED)

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS

a.
Exhibits

Exhibit Number	Document Description
10.1	Credit Agreement, dated as of March 16, 2011, among iStar Financial Inc., the bank lenders named therein, JPMorgan Chase Bank, N.A., as the administrative agent, The Royal Bank of Scotland plc and Barclays Capital, as syndication agents, and Bank of America, N.A., as documentation agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 22, 2011).
10.2
Security Agreement, dated as of March 16, 2011, among iStar Tara Holdings LLC, SFI Belmont LLC, and the other parties thereto, in favor of JPMorgan Chase Bank, N.A., as the administrative agent (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on March 22, 2011).
10.3
Guarantee Agreement, dated as of March 16, 2011, among iStar Tara Holdings LLC, SFI Belmont LLC, and the other parties thereto, in favor of JPMorgan Chase Bank, N.A., as the administrative agent (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on March 22, 2011).
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSTAR FINANCIAL INC. Registrant
Date: May 10, 2011	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iSTAR FINANCIAL INC. Registrant
Date: May 10, 2011	/s/ DAVID M. DISTASO David M. DiStaso Chief Financial Officer (principal financial and accounting officer)