Form 10-Q
period 2011-06-30
ISTAR FINANCIAL INC
filed 2011-08-09
CIK 1095651

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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

        As of August 4, 2011, there were 92,303,380 shares of common stock, $0.001 par value per share, of iStar Financial Inc. ("Common Stock") outstanding.

iStar Financial Inc.

Index to Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Financial Statements

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	As of June 30, 2011	As of December 31, 2010
ASSETS
Loans and other lending investments, net	$3,627,234	$4,587,352
Net lease assets, net	1,765,936	1,784,509
Real estate held for investment, net	869,086	833,060
Other real estate owned	723,317	746,081
Other investments	634,919	532,358
Cash and cash equivalents	388,946	504,865
Restricted cash	65,296	13,784
Accrued interest and operating lease income receivable, net	25,307	24,408
Deferred operating lease income receivable	67,496	62,569
Deferred expenses and other assets, net	123,886	85,528

Total assets	$8,291,423	$9,174,514

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$155,880	$134,422
Debt obligations, net	6,393,221	7,345,433

Total liabilities	$6,549,101	$7,479,855

Commitments and contingencies	—	—
Equity:
iStar Financial Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (see Note 12)	22	22
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 138,608 issued and 92,573 outstanding at June 30, 2011 and 138,189 issued and 92,336 outstanding at December 31, 2010	139	138
Additional paid-in capital	3,818,689	3,809,071
Retained earnings (deficit)	(1,977,733)	(2,014,013)
Accumulated other comprehensive income (see Note 15)	3,020	1,609
Treasury stock, at cost, $0.001 par value, 46,035 shares at June 30, 2011 and 45,853 shares at December 31, 2010	(159,979)	(158,492)

Total iStar Financial Inc. shareholders' equity	$1,693,958	$1,648,135
Noncontrolling interests	48,364	46,524

Total equity	$1,742,322	$1,694,659

Total liabilities and equity	$8,291,423	$9,174,514

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Interest income	$80,185	$86,469	$140,953	$203,085
Operating lease income	41,731	42,973	83,870	86,436
Other income	7,600	5,962	16,274	14,253

Total revenue	$129,516	$135,404	$241,097	$303,774

Costs and expenses:
Interest expense	$96,772	$82,313	$166,406	$169,529
Operating costs—net lease assets	4,695	2,351	9,255	6,053
Operating costs—REHI and OREO	18,002	13,277	35,789	26,055
Depreciation and amortization	16,133	16,257	32,065	32,001
General and administrative	25,699	25,114	50,099	52,330
Provision for loan losses	10,350	109,359	21,230	198,828
Impairment of assets	2,764	12,195	4,254	13,209
Other expense	459	5,239	3,181	9,103

Total costs and expenses	$174,874	$266,105	$322,279	$507,108

Income (loss) before earnings from equity method investments and other items	$(45,358)	$(130,701)	$(81,182)	$(203,334)
Gain (loss) on early extinguishment of debt, net	(1,047)	70,054	105,556	108,780
Earnings from equity method investments	19,131	13,750	44,064	25,180

Income (loss) from continuing operations before income taxes	$(27,274)	$(46,897)	$68,438	$(69,374)
Income tax benefit (expense)	2,675	(793)	(8,377)	(1,835)

Income (loss) from continuing operations(1)	$(24,599)	$(47,690)	$60,061	$(71,209)
Income (loss) from discontinued operations	(1,421)	11,581	(2,177)	18,955
Gain from discontinued operations	—	265,960	—	265,960

Net income (loss)	$(26,020)	$229,851	$57,884	$213,706
Net (income) loss attributable to noncontrolling interests	(14)	(544)	(444)	1

Net income (loss) attributable to iStar Financial Inc.	$(26,034)	$229,307	$57,440	$213,707
Preferred dividends	(10,580)	(10,580)	(21,160)	(21,160)
Net (income) loss allocable to HPU holders and Participating Security holders(2)(3)	1,089	(6,452)	(2,640)	(5,684)

Net income (loss) allocable to common shareholders	$(35,525)	$212,275	$33,640	$186,863

Per common share data(1):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(0.37)	$(0.61)	$0.38	$(0.96)
Diluted	$(0.37)	$(0.61)	$0.38	$(0.96)
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(0.38)	$2.27	$0.36	$2.00
Diluted	$(0.38)	$2.27	$0.36	$2.00
Weighted average number of common shares—basic	92,621	93,382	92,580	93,651
Weighted average number of common shares—diluted	92,621	93,382	94,758	93,651
Per HPU share data(1)(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(69.80)	$(115.67)	$72.86	$(179.80)
Diluted	$(69.80)	$(115.67)	$71.34	$(179.80)
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(72.60)	$430.13	$68.73	$378.93
Diluted	$(72.60)	$430.13	$67.27	$378.93
Weighted average number of HPU shares—basic and diluted	15	15	15	15

Explanatory Notes:

(1)
Income (loss) from continuing operations attributable to iStar Financial Inc. for the three months ended June 30, 2011 and 2010 was $(24,613) and $(48,234), respectively, and for the six months ended June 30, 2011 and 2010 was $59,617 and $(71,208), respectively. See Note 14 for details on the calculation of earnings per share.

(2)
HPU holders are current and former Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(3)
Participating Security holders are Company employees and directors who hold unvested restricted stock units and common stock equivalents granted under the Company's Long Term Incentive Plans that are eligible to receive dividends (see Note 13).

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statement of Changes in Equity

For the Six Months Ended June 30, 2011

(In thousands)

(unaudited)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock at cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$22	$9,800	$138	$3,809,071	$(2,014,013)	$1,609	$(158,492)	$46,524	$1,694,659
Dividends declared—preferred	—	—	—	—	(21,160)	—	—	—	(21,160)
Issuance of stock/restricted stock unit amortization, net	—	—	1	9,618	—	—	—	—	9,619
Net income for the period(2)	—	—	—	—	57,440	—	—	452	57,892
Change in accumulated other comprehensive income	—	—	—	—	—	1,411	—	—	1,411
Repurchase of stock	—	—	—	—	—	—	(1,487)	—	(1,487)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,890	1,890
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(502)	(502)

Balance at June 30, 2011	$22	$9,800	$139	$3,818,689	$(1,977,733)	$3,020	$(159,979)	$48,364	$1,742,322

Explanatory Notes:

(1)
See Note 12 for details on the Company's Cumulative Redeemable Preferred Stock.

(2)
For the six months ended June 30, 2011, net income shown above excludes $8 of net loss attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$57,884	$213,706
Adjustments to reconcile net income to cash flows from operating activities:
Provision for loan losses	21,230	198,828
Non-cash expense for stock-based compensation	8,469	9,714
Impairment of assets	4,228	13,527
Depreciation and amortization	32,065	39,125
Amortization of discounts/(premiums) and deferred financing costs on debt	14,551	(13,859)
Amortization of (discounts)/premiums, deferred interest and costs on lending investments	(41,703)	(51,171)
Discounts, loan fees and deferred interest received	2,710	10,384
Earnings from equity method investments	(44,064)	(25,180)
Distributions from operations of equity method investments	23,410	19,819
Deferred operating lease income	(4,853)	(6,447)
Gain from discontinued operations	—	(265,960)
Gain on early extinguishment of debt, net	(101,832)	(109,932)
Other non-cash adjustments	1,259	(1,595)
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	(898)	3,852
Changes in deferred expenses and other assets, net	(22,262)	1,781
Changes in accounts payable, accrued expenses and other liabilities	17,856	(46,239)

Cash flows from operating activities	$(31,950)	$(9,647)

Cash flows from investing activities:
Add-on fundings under existing loan commitments	$(39,598)	$(240,423)
Repayments of and principal collections on loans	797,512	725,053
Net proceeds from sales of loans	88,751	201,497
Net proceeds from sales of net lease assets	672	1,309,942
Net proceeds from sales of other real estate owned	92,840	239,826
Net proceeds from repayments and sales of securities	—	213,018
Contributions to unconsolidated entities	(20,219)	(13,914)
Distributions from unconsolidated entities	4,489	5,582
Capital expenditures on net lease assets	(4,902)	(7,713)
Capital expenditures on REHI and OREO	(15,966)	(10,935)
Changes in restricted cash held in connection with investing activities	(51,985)	791
Other investing activities, net	50	(1,091)

Cash flows from investing activities	$851,644	$2,421,633

Cash flows from financing activities:
Borrowings under secured credit facilities	$2,913,250	$499
Repayments under secured credit facilities	(1,201,811)	—
Repayments under unsecured credit facilities	(506,600)	—
Borrowings under secured term loans	124,575	—
Repayments under secured term loans	(1,680,118)	(1,125,187)
Repayments under unsecured notes	(204,682)	(264,388)
Repurchases and redemptions of secured and unsecured notes	(323,642)	(696,276)
Payments for deferred financing costs	(35,526)	—
Preferred dividends paid	(21,160)	(21,160)
Purchase of treasury stock	(1,487)	(3,916)
Changes in restricted cash held in connection with debt obligations	200	9,111
Other financing activities, net	1,388	(3,781)

Cash flows from financing activities	$(935,613)	$(2,105,098)

Changes in cash and cash equivalents	$(115,919)	$306,888
Cash and cash equivalents at beginning of period	504,865	224,632

Cash and cash equivalents at end of period	$388,946	$531,520

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

        Consolidated VIEs—The Company consolidates OHA Strategic Credit Fund Parallel I, L.P. ("OHA SCF"), which was created to invest in distressed and undervalued loans, bonds, equities and other investments. As of June 30, 2011 and December 31, 2010, OHA SCF had total assets of $51.2 million and $45.7 million, respectively, no debt and $0.1 million of noncontrolling interests. The investments held by

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 2—Basis of Presentation and Principles of Consolidation (Continued)

this entity are presented in "Other investments" on the Company's Consolidated Balance Sheets. As of June 30, 2011, the Company had a total unfunded commitment of $26.8 million to this entity.

        The Company also consolidates Madison Deutsche Andau Holdings, LP ("Madison DA"), which was created to invest in mortgage loans collateralized by real estate in Europe. As of June 30, 2011 and December 31, 2010, Madison DA had total assets of $61.9 million and $58.0 million, respectively, no debt and noncontrolling interests of $9.1 million and $8.6 million, respectively. The investments held by this entity are presented in "Loans and other lending investments, net" on the Company's Consolidated Balance Sheets.

        Unconsolidated VIEs—The Company determined that as of June 30, 2011, 24 of its other investments were in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's Consolidated Financial Statements. As of June 30, 2011, the Company's maximum exposure to loss from these investments does not exceed the sum of the $241.3 million carrying value of the investments and $9.6 million of related unfunded commitments.

Note 3—Summary of Significant Accounting Policies

        As of June 30, 2011, the Company's significant accounting policies, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, have not changed materially.

New Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, "Presentation of Comprehensive Income," which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The new requirements are effective in interim and fiscal years beginning after December 15, 2011 and should be applied retrospectively. The Company will adopt this ASU for the reporting period ending March 31, 2012, as required.

        In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU is a result of joint efforts by the FASB and IASB to develop a single, converged framework on how to measure fair value and what disclosures to provide about fair value measurements. This ASU is largely consistent with existing fair value measurement principles of U.S. GAAP, however, it expands existing disclosure requirements for fair value measurements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2011 and should be applied prospectively. The Company will adopt this ASU for the reporting period ending March 31, 2012, as required.

        In April 2011, the FASB issued ASU 2011-02, "A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring," which provides additional guidance to creditors for determining whether a loan modification is a troubled debt restructuring ("TDR"). The guidance provides additional considerations in determining whether a creditor has granted a concession and adds factors for creditors to consider in determining whether a debtor is experiencing financial difficulties. The new ASU is effective for the first interim or annual period beginning on or after June 15, 2011 with retrospective application for loan modifications that have occurred from the beginning of the annual period of adoption

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

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

        In January 2011, FASB issued ASU 2011-01, "Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20," which temporarily deferred the effective date in ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" in respect of disclosures related to troubled debt restructuring until FASB finalized ASU 2010-20 (see above). ASU 2010-20 requires companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the financial statements to understand the nature of loan modifications and troubled debt restructurings. The Company will adopt the deferred reporting requirements of ASU 2010-20 for the reporting period ending September 30, 2011, as required.

Note 4—Loans and Other Lending Investments, net

        The following is a summary of the Company's loans and other lending investments by class ($ in thousands)(1):

	As of
Type of Investment	June 30, 2011	December 31, 2010
Senior mortgages	$3,536,869	$4,390,770
Subordinate mortgages	248,818	305,245
Corporate/Partnership loans	526,936	689,535

Total gross carrying value of loans(2)	$4,312,623	$5,385,550
Reserves for loan losses	(701,228)	(814,625)

Total carrying value of loans	$3,611,395	$4,570,925
Other lending investments—securities	15,839	16,427

Total loans and other lending investments, net	$3,627,234	$4,587,352

Explanatory Notes:

(1)
Loans and other lending investments are presented net of unearned income, unamortized discounts and premiums and net unamortized deferred fees and costs. In total, these amounts represented a net discount of $88.8 million and $62.7 million as of June 30, 2011 and December 31, 2010, respectively.

(2)
The Company's recorded investment in loans as of June 30, 2011 and December 31, 2010 was $4.33 billion and $5.41 billion, respectively, which consists of total gross carrying value of loans plus accrued interest of $15.9 million and $21.3 million, for the same two periods, respectively.

        During the six months ended June 30, 2011, the Company funded $39.6 million under existing loan commitments and received principal repayments of $797.5 million. During the same period, the Company sold loans with a total carrying value of $132.1 million, for which it recognized charge-offs of $23.4 million. For one of the sold loans, the Company received $48.6 million of cash proceeds and provided the purchaser with $20.0 million of financing.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

        During the six months ended June 30, 2011, the Company received title to properties in full or partial satisfaction of non-performing mortgage loans with a gross carrying value of $171.4 million, for which the properties had served as collateral, and recorded charge-offs totaling $48.3 million related to these loans. These properties were recorded as real estate held for investment ("REHI") or other real estate owned ("OREO") on the Company's Consolidated Balance Sheets (see Note 5). In addition, during the same period, the Company received equity in an entity that took title to a property in satisfaction of a non-performing mortgage for which the property had served as collateral. The Company held a participation in the mortgage with a gross carrying value of $74.6 million and charged-off $29.2 million upon receiving the equity interest (see Note 7).

        Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Reserve for loan losses at beginning of period	$804,070	$1,306,250	$814,625	$1,417,949
Provision for loan losses	10,350	109,359	21,230	198,828
Charge-offs	(113,192)	(234,321)	(134,627)	(435,489)

Reserve for loan losses at end of period	$701,228	$1,181,288	$701,228	$1,181,288

        The Company's recorded investment (comprised of a loan's carrying value plus accrued interest) in loans and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
As of June 30, 2011:
Loans	$1,897,273	$2,351,398	$79,868	$4,328,539
Less: Reserve for loan losses	(615,062)	(84,100)	(2,066)	(701,228)

Total	$1,282,211	$2,267,298	$77,802	$3,627,311

As of December 31, 2010:
Loans	$2,296,599	$3,034,310	$75,907	$5,406,816
Less: Reserve for loan losses	(692,610)	(120,200)	(1,815)	(814,625)

Total	$1,603,989	$2,914,110	$74,092	$4,592,191

        Credit Characteristics—As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands)(1):

	As of
	June 30, 2011		December 31, 2010
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$1,925,311	3.33	$2,394,270	3.48
Subordinate mortgages	224,493	2.93	307,509	3.20
Corporate/Partnership loans	521,166	3.59	685,848	3.76

Total	$2,670,970	3.35	$3,387,627	3.51

Explanatory Note:

(1)
Ratings range from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss.

        The Company's recorded investment in loans as of June 30, 2011, aged by payment status and presented by class, were as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days(1)	Greater Than 90 Days(1)	Total Past Due	Total
Senior mortgages	$2,055,832	$127,654	$1,362,192	$1,489,846	$3,545,678
Subordinate mortgages	250,401	—	—	—	250,401
Corporate/Partnership loans	521,166	—	11,294	11,294	532,460

Total	$2,827,399	$127,654	$1,373,486	$1,501,140	$4,328,539

Explanatory Note:

(1)
All loans with payments more than 90 days past due are classified as non-performing and are on non-accrual status. In addition, a loan with a recorded investment of $88.3 million that was less than 90 days delinquent is classified as non-performing.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

        Impaired Loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of June 30, 2011			As of December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Senior mortgages(2)	$244,925	$246,573	$—	$404,861	$404,126	$—
Corporate/Partnership loans	10,110	10,160	—	10,110	10,160	—

Subtotal	$255,035	$256,733	$—	$414,971	$414,286	$—
With an allowance recorded:
Senior mortgages(2)	$1,563,497	$1,554,221	$(580,400)	$1,834,008	$1,825,150	$(683,948)
Subordinate mortgages	25,908	25,986	(25,908)	—	—	—
Corporate/Partnership loans	70,039	70,355	(10,820)	64,465	64,919	(10,477)

Subtotal	$1,659,444	$1,650,562	$(617,128)	$1,898,473	$1,890,069	$(694,425)
Total:
Senior mortgages	$1,808,422	$1,800,794	$(580,400)	$2,238,869	$2,229,276	$(683,948)
Subordinate mortgages	25,908	25,986	(25,908)	—	—	—
Corporate/Partnership loans	80,149	80,515	(10,820)	74,575	75,079	(10,477)

Total	$1,914,479	$1,907,295	$(617,128)	$2,313,444	$2,304,355	$(694,425)

Explanatory Notes:

(1)
All of the Company's non-accrual loans are considered impaired and included in the table above. In addition, as of June 30, 2011 and December 31, 2010, certain loans modified through troubled debt restructurings with a recorded investment of $256.9 million and $294.3 million, respectively, are also included as impaired loans in accordance with GAAP although they are performing and on accrual status.

(2)
Amount includes impaired loans acquired with deteriorated credit quality.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

        The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011		2010		2011		2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$352,098	$28,620	$755,813	$310	$369,686	$29,586	$758,978	$18,287
Subordinate mortgages	—	—	1,541	—	—	—	2,340	73
Corporate/Partnership loans	10,110	200	32,547	595	10,110	320	39,244	1,310

Subtotal	$362,208	$28,820	$789,901	$905	$379,796	$29,906	$800,562	$19,670
With an allowance recorded:
Senior mortgages	$1,668,373	$2,117	$2,389,082	$2,964	$1,723,584	$4,121	$2,671,148	$3,769
Subordinate mortgages	25,624	—	101,132	61	17,083	—	97,354	61
Corporate/Partnership loans	69,263	86	71,699	—	67,663	169	64,850	—

Subtotal	$1,763,260	$2,203	2,561,913	$3,025	$1,808,330	$4,290	$2,833,352	$3,830
Total:
Senior mortgages	$2,020,471	$30,737	$3,144,895	$3,274	$2,093,270	$33,707	$3,430,126	$22,056
Subordinate mortgages	25,624	—	102,673	61	17,083	—	99,694	134
Corporate/Partnership loans	79,373	286	104,246	595	77,773	489	104,094	1,310

Total	$2,125,468	$31,023	$3,351,814	$3,930	$2,188,126	$34,196	$3,633,914	$23,500

        During the quarter ended June 30, 2011, the Company recorded interest income of $26.3 million related to the resolution of certain non-performing loans. Interest income was not previously recorded as the loans were on non-accrual status.

        Encumbered Loans—As of June 30, 2011 and December 31, 2010, loans and other lending investments with a carrying value of $2.36 billion and $2.83 billion, respectively, were pledged as collateral under the Company's secured indebtedness.

Note 5—Real Estate Held for Investment, net and Other Real Estate Owned

        During the six months ended June 30, 2011, the Company received title to properties with an aggregate estimated fair value at the time of foreclosure of $123.1 million, in full or partial satisfaction of non-performing mortgage loans for which those properties had served as collateral. Of these, properties with a value of $54.7 million were classified as REHI and $68.4 million were classified as OREO, based on

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 5—Real Estate Held for Investment, net and Other Real Estate Owned (Continued)

management's current intention to either hold the properties over a longer period or to market them for sale in the near term.

        Real Estate Held for Investment, net—REHI consisted of the following ($ in thousands):

	As of June 30, 2011	As of December 31, 2010
Land held for investment and development	$632,184	$606,083
Operating property
Land	76,738	69,807
Buildings and improvements	172,459	165,025
Less: accumulated depreciation and amortization	(12,295)	(7,855)

Real estate held for investment, net	$869,086	$833,060

        The Company recorded REHI operating income in "Other income" and REHI operating expenses in "Operating costs—REHI and OREO," on the Company's Consolidated Statements of Operations, as follows ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
REHI operating income	$6,687	$4,431	$14,149	$8,514
REHI operating expenses	$8,745	$5,967	$19,291	$12,170

        Other Real Estate Owned—During the six months ended June 30, 2011, the Company sold OREO assets with a carrying value of $97.0 million. For the three and six months ended June 30, 2011, the Company recorded net impairment charges to OREO properties totaling $2.8 million and $3.4 million, respectively, and recorded net expenses related to holding costs for OREO properties of $9.3 million and $16.5 million, respectively.

        For the three and six months ended June 30, 2010, the Company recorded impairment charges to OREO properties totaling $12.2 million and $17.1 million, respectively, and recorded net expenses related to holding costs for OREO properties of $7.3 million and $13.9 million, respectively.

        Encumbered REHI and OREO—As of June 30, 2011 and December 31, 2010, REHI assets with a carrying value of $71.3 million and $28.4 million, respectively, and OREO assets with a carrying value of $174.1 million and $232.1 million, respectively, were pledged as collateral for the Company's secured indebtedness.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 6—Net Lease Assets, net

        The Company's investments in net lease assets, at cost, were as follows ($ in thousands):

	As of June 30, 2011	As of December 31, 2010
Buildings and improvements	$1,654,464	$1,651,998
Land and land improvements	454,925	454,925
Less: accumulated depreciation	(343,453)	(322,414)

Net lease assets, net	$1,765,936	$1,784,509

        The Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements were $6.0 million and $11.5 million for the three and six months ended June 30, 2011, respectively, and $9.0 million and $17.7 million for the three and six months ended June 30, 2010, respectively. Of these amounts, $6.5 million and $12.4 million for the three and six months ended June 30, 2010, respectively, were included as a reduction of "Operating costs—net lease assets," and the remainder in 2010 was included in "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations.

        During the three months ended June 30, 2010, the Company sold net lease assets with carrying values of $1.10 billion, which resulted in gains of $266.0 million.

        Allowance for doubtful accounts—As of June 30, 2011 and December 31, 2010, the total allowance for doubtful accounts related to tenant receivables, including deferred operating lease income receivable, was $2.1 million and $1.4 million, respectively.

        Encumbered Net Lease Assets—As of June 30, 2011 and December 31, 2010, net lease assets with a carrying value of $1.20 billion and $1.02 billion, respectively, were encumbered with mortgages or pledged as collateral for the Company's secured indebtedness.

Note 7—Other Investments

        Other investments primarily consists of equity method investments. The Company's other investments and its proportionate share of results for equity method investments were as follows ($ in thousands):

			Equity in earnings
	Carrying value as of		for the Three Months Ended June 30,		for the Six Months Ended June 30,
	June 30, 2011	December 31, 2010	2011	2010	2011	2010
Oak Hill	$166,319	$176,364	$6,379	$4,414	$7,710	$8,490
LNR	144,980	122,176	10,079	—	24,064	—
Madison Funds	114,122	92,265	5,754	4,376	7,956	6,054
Other equity method investments	198,234	131,418	(3,081)	4,960	4,334	10,636

Total equity method investments	$623,655	$522,223	$19,131	$13,750	$44,064	$25,180

Other	11,264	10,135

Total other investments	$634,919	$532,358

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Other Investments (Continued)

        During the quarter ended June 30, 2011, the Company received an equity interest of $45.4 million in an entity that received title to a property previously serving as collateral for a loan investment of the Company.

        Encumbered Other Investments—As of June 30, 2011, other investments with a carrying value of $45.7 million were pledged as collateral for the Company's secured indebtedness.

Summarized Financial Information

        LNR—The Company owns approximately 24% of the outstanding equity of LNR and the Company's chairman and chief executive officer is the chairman of LNR's board of directors. The following table represents investee level summarized financial information for LNR ($ in thousands)(1):

	For the Three Months Ended March 31, 2011(2)	For the Six Months Ended March 31, 2011(2)
Income Statement
Total revenue	$46,620	$82,710
Net income attributable to LNR	$42,036	$100,366

	As of March 31, 2011	As of September 30, 2010
Balance Sheet
Total assets	$141,759,231	$143,266,730
Total liabilities	$141,117,930	$142,717,746
Noncontrolling interests	$20,110	$39,474
LNR Property Corporation equity	$621,191	$509,510

Explanatory Notes:

(1)
LNR consolidates certain commercial mortgage-backed securities and collateralized debt obligation trusts that are considered VIEs and for which it is the primary beneficiary. The assets of these trusts which aggregate approximately $140.83 billion and $142.39 billion as of March 31, 2011 and September 30, 2010, respectively, are the sole source of repayment of the related liabilities, which are non-recourse to LNR and its equity holders, including the Company.

(2)
The Company records its investment in LNR on a one quarter lag, therefore, amounts in the Company's financial statements for the three and six months ended June 30, 2011 are based on balances and results from LNR for the three and six months ended March 31, 2011.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Other Assets and Other Liabilities

        Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	June 30, 2011	December 31, 2010
Other receivables	$30,998	$13,521
Deferred financing fees, net(1)	30,038	5,527
Net lease in-place lease intangibles, net(2)	21,061	24,469
Corporate furniture, fixtures and equipment, net(3)	9,960	11,016
Leasing costs, net(4)	9,565	8,267
Prepaid expenses	5,112	5,265
Other assets	17,152	17,463

Deferred expenses and other assets, net	$123,886	$85,528

Explanatory Notes:

(1)
During the six months ended June 30, 2011, in connection with the Secured Credit Facility, the Company recorded deferred financing fees of $33.3 million (see Note 9). Accumulated amortization of deferred financing fees was $7.2 million and $21.1 million as of June 30, 2011 and December 31, 2010, respectively.

(2)
Represents unamortized finite lived intangible assets related to the prior acquisition of net lease assets. Accumulated amortization on net lease intangibles was $30.0 million and $26.6 million as of June 30, 2011 and December 31, 2010, respectively. Amortization expense related to these assets was $1.7 million and $3.4 million, for the three and six months ended June 30, 2011, respectively, and $1.6 million and $3.2 million, for the three and six months ended June 30, 2010, respectively.

(3)
Accumulated depreciation on corporate furniture, fixtures and equipment was $7.1 million and $7.2 million as of June 30, 2011 and December 31, 2010, respectively.

(4)
Accumulated amortization on leasing costs was $4.6 million and $5.3 million as of June 30, 2011 and December 31, 2010, respectively.

        Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	June 30, 2011	December 31, 2010
Accrued interest payable	$41,590	$38,143
Accrued expenses	28,634	19,800
Deferred tax liabilities	14,729	13,729
Security deposits and other investment deposits	11,989	2,874
Unearned operating lease income	9,794	10,423
Property taxes payable	7,476	5,880
Other liabilities	41,668	43,573

Accounts payable, accrued expenses and other liabilities	$155,880	$134,422

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net

        As of June 30, 2011 and December 31, 2010, the Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of
	June 30, 2011	December 31, 2010	Stated Interest Rates		Scheduled Maturity Date
Secured credit facilities:
Tranche A-1 Facility	$1,255,123	$—	LIBOR + 3.75	%(1)	June 2013
Tranche A-2 Facility	1,450,000	—	LIBOR + 5.75	%(1)	June 2014
Line of credit	—	618,883	LIBOR + 1.50%		June 2011
Line of credit	—	334,180	LIBOR + 1.50%		June 2012
Unsecured credit facilities:
Line of credit	—	501,405	LIBOR + 0.85%		June 2011
Line of credit	244,432	243,819	LIBOR + 0.85%		June 2012

Total credit facilities	2,949,555	1,698,287
Secured term loans:
Collateralized by loans, net lease, REHI and OREO assets	—	1,055,000	LIBOR + 1.50%		June 2011
Collateralized by loans, net lease, REHI and OREO assets	—	612,222	LIBOR + 1.50%		June 2012
Collateralized by net lease assets	311,428	190,223	5.05%—7.68%		Various through 2026

Total secured term loans	311,428	1,857,445
Secured notes:
10.0% senior notes	—	312,329	10.0%		June 2014
Unsecured notes:
5.80% senior notes	—	107,766	5.80%		March 2011
5.125% senior notes	—	96,916	5.125%		April 2011
5.65% senior notes	196,593	196,593	5.65%		September 2011
5.15% senior notes	310,636	322,006	5.15%		March 2012
5.50% senior notes	102,345	102,345	5.50%		June 2012
LIBOR + 0.50% senior convertible notes(2)	787,750	787,750	LIBOR + 0.50%		October 2012
8.625% senior notes	501,701	501,701	8.625%		June 2013
5.95% senior notes	448,453	448,453	5.95%		October 2013
6.5% senior notes	67,055	67,055	6.5%		December 2013
5.70% senior notes	200,601	200,601	5.70%		March 2014
6.05% senior notes	105,765	105,765	6.05%		April 2015
5.875% senior notes	261,403	261,403	5.875%		March 2016
5.85% senior notes	99,722	99,722	5.85%		March 2017

Total unsecured notes	3,082,024	3,298,076
Other debt obligations	100,000	100,000	LIBOR + 1.5%		October 2035

Total debt obligations	6,443,007	7,266,137
Debt premiums/(discounts), net(2)(3)	(49,786)	79,296

Total debt obligations, net	$6,393,221	$7,345,433

Explanatory Notes:

(1)
These loans each have a LIBOR floor of 1.25%. As of June 30, 2011, inclusive of the floors, the Tranche A-1 Facility and Tranche A-2 Facility loans incurred interest at a rate of 5.00% and 7.00%, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net (Continued)

(2)
The Company's convertible senior floating rate notes due October 2012 ("Convertible Notes") are convertible at the option of the holders into 22.2 shares per $1,000 principal amount of Convertible Notes (reflecting a conversion price of $45.05), on or after August 15, 2012, or prior to that date if certain conditions are met. None of the conversion conditions have been met as of June 30, 2011. As of June 30, 2011, the unamortized discount on these notes was $16.2 million and the net carrying amount of the liability was $771.5 million. For the three and six months ended June 30, 2011, the Company recognized interest expense on the convertible notes of $4.5 million and $8.9 million, respectively, of which $2.9 million and $5.7 million, respectively, related to the amortization of the debt discount.

(3)
As of June 30, 2011, includes unamortized original issue debt discounts of $30.7 million associated with the Secured Credit Facility completed in March 2011.

        Future Scheduled Maturities—As of June 30, 2011, future scheduled maturities of outstanding long-term debt obligations, net are as follows ($ in thousands)(1):

2011 (remaining six months)	$210,715
2012	1,950,287
2013	1,971,584
2014	1,552,558
2015	105,765
Thereafter	652,098

Total principal maturities	$6,443,007
Unamortized debt premiums, net	(49,786)

Total long-term debt obligations, net	$6,393,221

Explanatory Note:

(1)
Includes minimum required amortization payments on the Secured Credit Facility.

        Secured Credit Facility—In March 2011, the Company entered into a new $2.95 billion senior secured credit agreement comprised of a $1.50 billion term loan facility bearing interest at a rate of LIBOR plus 3.75% and maturing in June 2013 (the "Tranche A-1 Facility") and a $1.45 billion term loan facility bearing interest at a rate of LIBOR plus 5.75% maturing in June 2014 (the "Tranche A-2 Facility"), together the "Secured Credit Facility." Both tranches include a LIBOR floor of 1.25%. The Tranche A-1 Facility and Tranche A-2 Facility were issued at discounts to par of 1.0% and 1.5%, respectively. Proceeds from the Secured Credit Facility were used to fully repay the $1.67 billion and $0.9 billion outstanding under the Company's secured credit facilities, which were due to mature in June 2011 and June 2012, respectively, and to repay $175.0 million of the Company's unsecured credit facilities due in June 2011. The remaining proceeds were used to repay other unsecured debt maturing in the first half of 2011.

        The Secured Credit Facility is collateralized by a first lien on a fixed pool of assets consisting of loan, net lease, OREO and REHI assets. Proceeds from principal repayments and sales of collateral are applied to amortize the Secured Credit Facility. Proceeds received for interest, rent, lease payments, fee income and, under certain circumstances, additional amounts funded on assets serving as collateral are retained by the Company. The Tranche A-1 Facility requires that aggregate cumulative amortization payments of not less than $200.0 million shall be made on or before December 30, 2011, not less than $450.0 million on or before June 30, 2012, not less than $750.0 million on or before December 31, 2012 and not less than $1.50 billion on or before June 28, 2013. The Tranche A-2 Facility will begin amortizing six months after the repayment in full of the Tranche A-1 Facility, such that not less than $150.0 million of cumulative

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net (Continued)

amortization payments shall be made on or before the six month anniversary of repayment of the A-1 Facility, with additional amortization payments of $150 million due on or before each six month anniversary thereafter, with any unpaid principal amounts due at maturity in June 2014.

        During the three months ended June 30, 2011, the Company received $9.1 million pursuant to an agreement with a holder of the Company's previously outstanding secured credit facilities. The amount effectively reduced the par value that was repaid to the debtholder and was accounted for under ASC 470-60, resulting in $3.7 million being recognized in the current quarter as a gain on extinguishment of debt. As the same lender participated in the new Secured Credit Facility, the remaining amount was recorded as a premium to that facility and will serve to reduce a portion of future interest expense through its maturity.

        During the three months ended June 30, 2011, the Company used proceeds from principal repayments and sales of collateral to repay $244.9 million of its Tranche A-1 Facility. These repayments resulted in a $4.8 million loss on early extinguishment of debt related to the acceleration of discounts and unamortized deferred financing fees on the portion of debt that was repaid. These repayments exceeded the $200 million amortization requirement for December 30, 2011 and have reduced the cumulative amortization payments due on or before June 30, 2012 to $205.1 million.

        Unsecured Credit Facilities—In June 2011, the Company repaid the $329.9 million remaining principal balance of its LIBOR + 0.85% unsecured line of credit.

        Secured Term Loans—In June 2011, the Company entered into a $120.0 million secured term loan financing maturing in July 2021. This financing is collateralized by net lease properties occupied by a single tenant and bears interest at 5.05%.

        In March 2011, the Company refinanced its maturing $47.7 million outstanding principal balance secured term loan. In addition, during June 2011, the Company entered into an additional $4.6 million secured term loan. The loans bear interest at LIBOR + 4.50%, mature in 2014 and are cross-collateralized by the same net lease assets. Simultaneously with the financings, the Company entered into interest rate swaps to exchange its variable rate on the notes for fixed interest rates (see Note 10).

        Secured Notes—In January 2011, the Company fully redeemed the $312.3 million remaining principal balance of its 10% senior secured notes due June 2014. In connection with this redemption, the Company recorded a gain on early extinguishment of debt of $109.0 million in its Consolidated Statement of Operations for the six months ended June 30, 2011.

        Unsecured Notes—During the six months ended June 30, 2011, the Company repaid, upon maturity, the $96.9 million outstanding principal balance of its 5.125% senior unsecured notes and the $107.8 million outstanding principal balance of its 5.80% senior unsecured notes.

        In addition, the Company repurchased $11.4 million par value of its senior unsecured notes maturing March 2012. In connection with these repurchases, the Company recorded an aggregate net gain on early extinguishment of debt of $0.1 million for the three months ended June 30, 2011.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net (Continued)

Debt Covenants

        The Company's Secured Credit Facility contains certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the Company is required to maintain collateral coverage of 1.25x outstanding borrowings. In addition, for so long as the Company maintains its qualification as a REIT, the Secured Credit Facility permits it to distribute 100% of its REIT taxable income on an annual basis. The Company may not pay common dividends if it ceases to qualify as a REIT.

        The Company's outstanding unsecured debt securities contain corporate level covenants that include unencumbered assets to unsecured indebtedness and a fixed charge coverage ratio. The unencumbered assets to unsecured indebtedness covenant is a maintenance covenant, while the fixed charge coverage ratio is an incurrence test. Based on the Company's unsecured credit ratings, the financial covenants in its debt securities, including the fixed charge coverage ratio and maintenance of unencumbered assets to unsecured indebtedness ratio, are currently operative. If any of the Company's covenants is breached and not cured within applicable cure periods, the breach could result in acceleration of its debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. While the Company expects that its ability to incur new indebtedness under the fixed charge coverage ratio will be limited for the foreseeable future, it will continue to be permitted to incur indebtedness for the purpose of refinancing existing indebtedness and for other permitted purposes under the indentures.

        The Company's Secured Credit Facility contains cross default provisions that would allow the lenders to declare an event of default and accelerate the Company's indebtedness to them if the Company fails to pay amounts due in respect of its other recourse indebtedness in excess of specified thresholds or if the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. The indentures governing the Company's unsecured public debt securities permit the lenders and bondholders to declare an event of default and accelerate the Company's indebtedness to them if the Company's other recourse indebtedness in excess of specified thresholds is not paid at final maturity or if such indebtedness is accelerated.

Ratings Triggers

        Borrowings under the Company's unsecured credit facility bear interest at LIBOR based rates plus an applicable margin, which is based on the Company's corporate credit ratings. The Company's ability to borrow under this facility is not dependent on the level of its credit ratings.

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 10—Derivatives (Continued)

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 ($ in thousands):

	Derivative Assets				Derivative Liabilities
	As of June 30, 2011		As of December 31, 2010		As of June 30, 2011		As of December 31, 2010
Derivative	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other Assets	$1,066	Other Assets	$—	Other Liabilities	$3,924	Other Liabilities	$223
Cash flow interest rate swap	Other Assets	—	Other Assets	—	Other Liabilities	830	Other Liabilities	—

Total		$1,066		$—		$4,754		$223

        The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2011 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Recognized in Earnings (Ineffective Portion)
For the Three Months Ended June 30, 2011: Cash flow interest rate swap	Accumulated Other Comprehensive Income	$ (762)	$(170)	N/A
For the Six Months Ended June 30, 2011: Cash flow interest rate swap	Accumulated Other Comprehensive Income	$(1,000)	$(172)	N/A

		Amount of Gain or (Loss) Recognized in Income on Derivative
				For the Six Months Ended June 30,
		For the Three Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not Designated in Hedging Relationships		2011	2010	2011	2010
Foreign Exchange Contracts	Other Expense	$(4,777)	$1,058	$(8,893)	$1,200

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 10—Derivatives (Continued)

        The following table presents the Company's foreign currency derivatives outstanding as of June 30, 2011 ($ in thousands):

Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity
Sells EUR/Buys USD Forward	€140,681	$203,601	September 2011
Sells GBP/Buys USD Forward	£56,204	$90,138	September 2011
Sells CAD/Buys USD Forward	CAD 54,375	$56,294	September 2011
Sell GBP/Buys USD Forward	£17,900	$28,731	July 2011

        Qualifying Cash Flow Hedges—During the six months ended June 30, 2011, the Company entered into interest rate swaps to convert its variable rate debt to fixed rate. The following table presents the Company's interest rate swaps outstanding as of June 30, 2011 ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Maturity
Interest rate swap	$47,731	LIBOR + 4.50%	6.11%	March 2014
Interest rate swap	$4,575	LIBOR + 4.50%	5.575%	June 2014

        The effective portion of the change in the fair value of these qualifying hedges are recorded in "Accumulated other comprehensive income" on the Company's Consolidated Balance Sheets. Over the next 12 months, the Company expects that $0.6 million of expense and $0.7 million of income related to the qualifying cash flow hedges and previously terminated cash flow hedges, respectively, will be reclassified from Accumulated other comprehensive income into earnings.

        Credit risk-related contingent features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

        In connection with its foreign currency derivatives, as of June 30, 2011, the Company has posted collateral of $40.0 million, which is included in "Restricted cash" on the Company's Consolidated Balance Sheets.

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

        The Company saw early signs of an economic recovery during 2010 and the first half of 2011, including some improvements in the commercial real estate market and capital markets. These conditions resulted in reduced additions to non-performing loans, reductions in provisions for loan losses and increased levels of

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 11—Commitments and Contingencies (Continued)

liquidity to fund operations. In addition, the Company completed the Secured Credit Facility in March of 2011. Despite the improvements, the impact of the economic recession continues to have an effect on the Company's operations, primarily evidenced by continuing elevated levels of non-performing assets. Additionally, many of the improving trends in the Company's financial condition and operating results are dependent on a sustained recovery and there can be no assurance that the recent improvement in conditions will continue in the future.

        As of June 30, 2011, the Company had $1.07 billion of debt maturing and minimum required amortization payments due on or before June 30, 2012, including $210.7 million of debt maturing on or before December 31, 2011. The Company had $388.9 million of unrestricted cash outstanding at quarter-end and its capital sources in the coming year will primarily include loan repayments, proceeds from strategic asset sales and may include other financing alternatives such as raising secured and unsecured debt and equity capital. However, the timing and amounts of expected proceeds from expected asset repayments and sales are subject to factors outside of the Company's control and cannot be predicted with certainty. The Company's plans are dynamic and it may adjust its plans in response to changes in its expectations and changes in market conditions. The Company would be materially adversely affected if it is unable to repay or refinance its debt as it comes due.

        Unfunded Commitments—As of June 30, 2011, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that it approves all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans	Net Lease Assets	Strategic Investments	Total
Performance-Based Commitments	$90,889	$7,259	$—	$98,148
Discretionary Fundings	163,923	—	—	163,923
Other	—	—	37,022	37,022

Total	$254,812	$7,259	$37,022	$299,093

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 12—Equity

        Preferred Stock—The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of June 30, 2011 and December 31, 2010:

			Cumulative Preferential Cash Dividends(1)(2)
	Shares Authorized, Issued and Outstanding ($ in thousands)
Series		Par Value	Rate per Annum of the $25.00 Liquidation Preference	Equivalent to Fixed Annual Rate (per share)
D	4,000	$0.001	8.00%	$2.00
E	5,600	$0.001	7.875%	$1.97
F	4,000	$0.001	7.8%	$1.95
G	3,200	$0.001	7.65%	$1.91
I	5,000	$0.001	7.50%	$1.88

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

(2)
The Company declared and paid dividends aggregating $4.0 million, $5.5 million, $3.9 million, $3.1 million and $4.7 million on its Series D, E, F, G, and I preferred stock, respectively, during the six months ended June 30, 2011. There are no dividend arrearages on any of the preferred shares currently outstanding.

        Dividends—In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes. The Company has recorded net operating losses and may record net operating losses in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may be required to borrow to make sufficient dividend payments. The Company's Secured Credit Facility permits the Company to distribute 100% of its REIT taxable income on an annual basis, for so long as the Company maintains its qualification as a REIT. The Secured Credit Facility restricts the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any Common Stock dividends for the six months ended June 30, 2011 and 2010.

        Stock Repurchase Programs—During the six months ended June 30, 2011, the Company repurchased 0.2 million shares of its outstanding Common Stock for approximately $1.5 million, at an average cost of $8.15 per share, and repurchases were recorded at cost. As of June 30, 2011, the Company had $12.6 million available to repurchase Common Stock under the Board authorized stock repurchase programs.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Stock-Based Compensation Plans and Employee Benefits

        Stock-based Compensation—The Company recorded stock-based compensation expense of $4.3 million and $8.5 million for the three and six months ended June 30, 2011, respectively, and $5.0 million and $9.7 million for the three and six months ended June 30, 2010, respectively, in "General and administrative" on the Company's Consolidated Statements of Operations. As of June 30, 2011, there was $12.3 million of total unrecognized compensation cost related to all unvested restricted stock units. That cost is expected to be recognized over a weighted average remaining vesting/service period of 0.53 years. As of June 30, 2011, an aggregate of 3.3 million shares remain available for issuance pursuant to future awards under the Company's 2006 and 2009 Long-Term Incentive Plans.

Restricted Stock Units

        2011 Awards—During the quarter ended March 31, 2011, the Company granted 621,257 service based restricted stock units to employees. Unit holders will receive shares of the Company's Common Stock in the amount of the units granted, net of statutory minimum tax withholdings, if and when the units vest. As of June 30, 2011, 620,057 of the awards remain outstanding. Of these awards, 580,057 will cliff vest in two years from the grant date, while 40,000 will cliff vest in three years, if the employee is employed by the Company on the specified vesting date. These awards carry dividend equivalent rights that entitle the holder to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock. The aggregate grant date fair value of these awards was $5.6 million.

        Other Outstanding Awards—In addition to the awards granted in 2011, noted above, the following awards remained outstanding as of June 30, 2011:

  •
  1,346,566 service-based restricted stock units granted to employees that represent the right to receive an equivalent number of shares of the Company's Common Stock. Unit holders will receive shares of the Company's Common Stock in the amount of the units granted, net of statutory minimum tax withholdings, if and when the units vest. These units will cliff vest on February 17, 2012 if the employee is employed by the Company on that date and carry dividend equivalent rights that entitle the holder to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock.

  •
  806,518 performance-based restricted stock units granted to the Company's Chairman and Chief Executive Officer that represent the right to receive an equivalent number of shares of the Company's Common Stock. Unit holders will receive shares of the Company's Common Stock in the amount of the units granted, net of statutory minimum tax withholdings, if and when the units vest. The performance-based units will cliff vest on March 2, 2012 if certain performance and service conditions have been achieved, relating to reductions in the Company's general and administrative expenses, retirement of debt and continued employment. The performance conditions were satisfied during the year ended December 31, 2010, therefore, vesting is now based solely on continued employment through March 2, 2012. Since the performance conditions have been achieved, these units now carry dividend equivalent rights that entitle the holder to receive dividend payments, if and when dividends are paid on shares of the Company's Common Stock.

  •
  8,305,000 market-condition based restricted stock units granted to executives and other officers of the Company on December 19, 2008. These units will vest in one installment on January 1, 2012 if the Common Stock achieves a price of $10.00 or more (average NYSE closing price over 20

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Stock-Based Compensation Plans and Employee Benefits (Continued)

    consecutive trading days) prior to December 19, 2011 and the employee is thereafter employed on the vesting date. If this price target is achieved, the units will thereafter be entitled to dividend equivalent payments as dividends are paid on the Company's Common Stock. Upon vesting of these units, holders will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum tax withholdings. These restricted stock units were modified on July 1, 2011.

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

  •
  75,445 service-based restricted stock units granted to employees with original vesting terms ranging from three to five years that are entitled to be paid dividends as dividends are paid on shares of the Company's Common Stock.

        Stock Options—As of June 30, 2011, the Company had 44,296 stock options outstanding and exercisable with a weighted average strike price of $29.82 and a weighted average remaining contractual life of 0.92 years.

        Common Stock Equivalents ("CSEs")—In June 2011, the Company awarded to Directors 54,490 CSEs at a fair value per share of $8.15 at the time of grant. These CSEs have a one-year service vesting period and pay dividends in an amount equal to the dividends paid on the equivalent number of shares of the Company's Common Stock from the date of grant, as and when dividends are paid on the Common Stock. As of June 30, 2011, 336,448 CSEs granted to members of the Company's Board of Directors remained outstanding and had an aggregate intrinsic value of $2.7 million.

        During the six months ended June 30, 2011, the Company's Board of Directors decided pursuant to the terms of the non-employee directors deferral plan to require settlement of CSEs in shares of the Company's Common Stock, thereby eliminating the cash settlement option. This modification converted these liability-based awards to equity awards and as such, the Company reclassified $2.4 million from "Accounts payable, accrued expenses and other liabilities" to "Additional paid-in capital" during the six months ended June 30, 2011.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Stock-Based Compensation Plans and Employee Benefits (Continued)

        401(k) Plan—The Company made gross contributions to its 401(k) Plan of approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2011, respectively, and $0.2 million and $0.8 million for the three and six months ended June 30, 2010, respectively.

Note 14—Earnings Per Share

        The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Income (loss) from continuing operations	$(24,599)	$(47,690)	$60,061	$(71,209)
Net (income) loss attributable to noncontrolling interests	(14)	(544)	(444)	1
Preferred dividends	(10,580)	(10,580)	(21,160)	(21,160)

Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders(1)	$(35,193)	$(58,814)	$38,457	$(92,368)

Explanatory Note:

(1)
For the six months ended June 30, 2011, amounts include income from continuing operations allocable to Participating Security holders of $1,706 and $1,669 on a basic and dilutive basis, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 14—Earnings Per Share (Continued)

        Earnings per share allocable to common shares and HPU shares are calculated as follows ($ in thousands, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(34,146)	$(57,079)	$35,658	$(89,671)
Income (loss) from discontinued operations	(1,379)	11,239	(2,018)	18,397
Gain from discontinued operations	—	258,115	—	258,137

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(35,525)	$212,275	$33,640	$186,863

Numerator for diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(34,146)	$(57,079)	$35,718	$(89,671)
Income (loss) from discontinued operations	(1,379)	11,239	(2,022)	18,397
Gain from discontinued operations	—	258,115	—	258,137

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(35,525)	$212,275	$33,696	$186,863

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	92,621	93,382	92,580	93,651
Add: effect of assumed shares issued under treasury stock method for restricted shares	—	—	1,880	—
Add: effect of joint venture shares	—	—	298	—

Weighted average common shares outstanding for diluted earnings per common share	92,621	93,382	94,758	93,651

Basic earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(0.37)	$(0.61)	$0.38	$(0.96)
Income (loss) from discontinued operations	(0.01)	0.12	(0.02)	0.20
Gain from discontinued operations	—	2.76	—	2.76

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(0.38)	$2.27	$0.36	$2.00

Diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(0.37)	$(0.61)	$0.38	$(0.96)
Income (loss) from discontinued operations	(0.01)	0.12	(0.02)	0.20
Gain from discontinued operations	—	2.76	—	2.76

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(0.38)	$2.27	$0.36	$2.00

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 14—Earnings Per Share (Continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Earnings allocable to High Performance Units:
Numerator for basic earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(1,047)	$(1,735)	$1,093	$(2,697)
Income (loss) from discontinued operations	(42)	342	(62)	558
Gain from discontinued operations	—	7,845	—	7,823

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(1,089)	$6,452	$1,031	$5,684

Numerator for diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(1,047)	$(1,735)	$1,070	$(2,697)
Income (loss) from discontinued operations	(42)	342	(61)	558
Gain from discontinued operations	—	7,845	—	7,823

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(1,089)	$6,452	$1,009	$5,684

Denominator for basic and diluted earnings per HPU share:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15	15	15

Basic earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(69.80)	$(115.67)	$72.86	$(179.80)
Income (loss) from discontinued operations	(2.80)	22.80	(4.13)	37.20
Gain from discontinued operations	—	523.00	—	521.53

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(72.60)	$430.13	$68.73	$378.93

Diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(69.80)	$(115.67)	$71.34	$(179.80)
Income (loss) from discontinued operations	(2.80)	22.80	(4.07)	37.20
Gain from discontinued operations	—	523.00	—	521.53

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(72.60)	$430.13	$67.27	$378.93

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 14—Earnings Per Share (Continued)

        For the three and six months ended June 30, 2011 and 2010, the following shares were anti-dilutive (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Joint venture shares	298	298	—	298
Stock options	44	143	44	143
Restricted stock units(1)	—	—	—	—

Explanatory Note:

(1)
Unvested restricted stock units and CSEs of 4,428 for the three and six months ended June 30, 2011 and 3,488 for the three and six months ended June 30, 2010 have dividend equivalent rights and are considered Participating Securities and therefore are not included in the computation of diluted earnings per share. Additionally, unvested market-condition restricted stock units of 8,305 for the three and six months ended June 30, 2011 and 11,658 for the three and six months ended June 30, 2010, are not considered in the computation of diluted earnings per share as those units would not have achieved their targets in the respective periods.

Note 15—Comprehensive Income (Loss)

        The statement of comprehensive income (loss) attributable to iStar Financial, Inc. is as follows ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(26,020)	$229,851	$57,884	$213,706
Other comprehensive income:
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization	—	—	—	(4,206)
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization	(176)	(198)	(353)	(418)
Unrealized gains/(losses) on available-for-sale securities	372	(55)	628	40
Unrealized gains/(losses) on cash flow hedges	(531)	—	(592)	—
Unrealized gains/(losses) on cumulative translation adjustment	1,367	(744)	1,728	(1,428)

Comprehensive income (loss)	$(24,988)	$228,854	$59,295	$207,694
Net (income) loss attributable to noncontrolling interests	(14)	(544)	(444)	1

Comprehensive income (loss) attributable to iStar Financial Inc.	$(25,002)	$228,310	$58,851	$207,695

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 15—Comprehensive Income (Loss) (Continued)

        Accumulated other comprehensive income reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	June 30, 2011	December 31, 2010
Unrealized gains on available-for-sale securities	$826	$198
Unrealized gains on cash flow hedges	2,412	3,357
Unrealized losses on cumulative translation adjustment	(218)	(1,946)

Accumulated other comprehensive income	$3,020	$1,609

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 16—Fair Values (Continued)

        The following table summarizes the Company's assets and liabilities for which fair value adjustments were recorded as of the end of the respective periods ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2011:
Recurring basis:
Financial Assets:
Marketable securities—equity securities	$592	$592	$—	$—
Derivative assets	$1,066	$—	$1,066	$—
Financial Liabilities:
Derivative liabilities	$4,754	$—	$4,754	$—
Non-recurring basis:
Financial Assets:
Impaired loans	$115,850	$—	$—	$115,850
Non-financial Assets:
Impaired OREO	$18,998	$—	$—	$18,998
As of December 31, 2010:
Recurring basis:
Financial Assets:
Marketable securities—equity securities	$699	$699	$—	$—
Financial Liabilities:
Derivative liabilities	$223	$—	$223	$—
Non-recurring basis:
Financial Assets:
Impaired loans	$616,070	$—	$—	$616,070
Impaired equity method investment	$1,535	$—	$—	$1,535
Non-financial Assets:
Impaired OREO	$54,141	$—	$—	$54,141

        In addition to the Company's disclosures regarding assets and liabilities recorded at fair value in the financial statements, it is also required to disclose the estimated fair values of all financial instruments, regardless of whether they are recorded at fair value in the financial statements.

        The carrying and estimated fair values of financial instruments were as follows ($ in thousands)(1):

	As of June 30, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans and other lending investments, net	$3,627,234	$3,573,726	$4,587,352	$4,256,663
Financial liabilities:
Debt obligations, net	$6,393,221	$6,225,599	$7,345,433	$6,767,968

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 17—Segment Reporting (Continued)

        The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Real Estate Lending	Net Leasing	Real Estate Investment	Corporate/ Other(1)	Company Total
Three months ended June 30, 2011:
Total revenue(2)	$80,848	$41,731	$6,687	$250	$129,516
Earnings (loss) from equity method investments	—	631	(5,450)	23,950	19,131
Operating costs	935	(4,695)	(18,002)	(1,394)	(23,156)
Interest expense	(47,557)	(22,732)	(19,964)	(6,519)	(96,772)
General and administrative(3)	(5,416)	(2,589)	(2,274)	(11,106)	(21,385)

Segment profit (loss)(4)	$28,810	$12,346	$(39,003)	$5,181	$7,334
Other significant non-cash items:
Provision for loan losses	$10,350	$—	$—	$—	$10,350
Impairment of assets	$—	$—	$2,764	$—	$2,764
Depreciation and amortization	$—	$13,811	$1,804	$518	$16,133
Capitalized expenditures	$—	$2,736	$8,970	$—	$11,706
Three months ended June 30, 2010(5):
Total revenue(2)	$87,214	$42,969	$4,431	$790	$135,404
Earnings from equity method investments	—	638	—	13,112	13,750
Operating costs	(4,303)	(2,351)	(13,277)	(936)	(20,867)
Interest expense	(57,731)	(8,285)	(12,985)	(3,312)	(82,313)
General and administrative(3)	(6,416)	(2,528)	(1,443)	(9,743)	(20,130)

Segment profit (loss)(4)	$18,764	$30,443	$(23,274)	$(89)	$25,844
Other significant non-cash items:
Provision for loan losses	$109,359	$—	$—	$—	$109,359
Impairment of assets	$—	$—	$12,195	$—	$12,195
Depreciation and amortization	$—	$13,716	$1,326	$1,215	$16,257
Capitalized expenditures	$—	$2,504	$8,102	$—	$10,606

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 17—Segment Reporting (Continued)

	Real Estate Lending	Net Leasing	Real Estate Investment	Corporate/ Other(1)	Company Total
Six months ended June 30, 2011:
Total revenue(2)	$141,983	$83,870	$14,149	$1,095	$241,097
Earnings (loss) from equity method investments	—	1,269	(5,450)	48,245	44,064
Operating costs	(315)	(9,255)	(35,789)	(2,866)	(48,225)
Interest expense	(84,322)	(38,291)	(33,046)	(10,747)	(166,406)
General and administrative(3)	(10,892)	(4,946)	(4,269)	(21,523)	(41,630)

Segment profit (loss)(4)	$46,454	$32,647	$(64,405)	$14,204	$28,900
Other significant non-cash items:
Provision for loan losses	$21,230	$—	$—	$—	$21,230
Impairment of assets	$—	$—	$3,381	$873	$4,254
Depreciation and amortization	$—	$27,455	$3,554	$1,056	$32,065
Capitalized expenditures	$—	$4,902	$15,966	$—	$20,868
Six months ended June 30, 2010(5):
Total revenue(2)	$209,755	$86,430	$6,376	$1,213	$303,774
Earnings from equity method investments	—	1,268	—	23,912	25,180
Operating costs	(7,649)	(6,053)	(26,055)	(1,454)	(41,211)
Interest expense	(120,828)	(17,721)	(24,485)	(6,495)	(169,529)
General and administrative(3)	(13,752)	(5,490)	(2,787)	(20,587)	(42,616)

Segment profit (loss)(4)	$67,526	$58,434	$(46,951)	$(3,411)	$75,598
Other significant non-cash items:
Provision for loan losses	$198,828	$—	$—	$—	$198,828
Impairment of assets	$(3,925)	$—	$17,134	$—	$13,209
Depreciation and amortization	$—	$27,169	$2,385	$2,447	$32,001
Capitalized expenditures	$—	$7,713	$10,935	$—	$18,648
As of June 30, 2011:
Total assets(6)	$3,674,615	$1,904,430	$1,672,636	$1,039,742	$8,291,423
As of December 31, 2010:
Total assets(6)	$4,636,777	$1,915,164	$1,594,859	$1,027,714	$9,174,514

Explanatory Notes:

(1)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company's joint venture investments and strategic investments that are not related to the other reportable segments above, including the Company's equity investment in LNR of $145.0 million and $122.2 million, as of June 30, 2011 and December 31, 2010, respectively, and the Company's share of equity in earnings from LNR of $10.1 million and $24.1 million, for the three and six months ended June 30, 2011, respectively. See Note 7 for further details on the Company's investment in LNR and summarized financial information of LNR.

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 17—Segment Reporting (Continued)

(3)
General and administrative excludes stock-based compensation expense of $4.3 million and $8.5 million for the three and six months ended June 30, 2011, respectively, and $5.0 million and $9.7 million for the three and six months ended June 30, 2010, respectively.

(4)
The following is a reconciliation of segment profit (loss) to income (loss) from continuing operations ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Segment profit (loss)	$7,334	$25,844	$28,900	$75,598
Less: Provision for loan losses	(10,350)	(109,359)	(21,230)	(198,828)
Less: Impairment of assets	(2,764)	(12,195)	(4,254)	(13,209)
Less: Stock-based compensation expense	(4,314)	(4,984)	(8,469)	(9,714)
Less: Depreciation and amortization	(16,133)	(16,257)	(32,065)	(32,001)
Add: Income tax benefit (expense)	2,675	(793)	(8,377)	(1,835)
Add: Gain (loss) on early extinguishment of debt, net	(1,047)	70,054	105,556	108,780

Income (loss) from continuing operations	$(24,599)	$(47,690)	$60,061	$(71,209)

(5)
Prior period presentation has been reclassified to conform with current period presentation.

(6)
Intangible assets included in Net Leasing at June 30, 2011 and December 31, 2010 were $21.1 million and $24.5 million, respectively.

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

Executive Overview

        For the quarter ended June 30, 2011, we incurred a net loss of $26.0 million, compared to net income of $229.9 million for the same period last year. Results for the prior year included $266.0 million of gains associated with the sale of net lease assets. In addition, the year-over-year change is due to lower loan loss provisions and impairments of $13.1 million in the current quarter, compared to $121.6 million in the same period last year, partially offset by a small loss on extinguishment of debt in the current quarter as compared to a $70.1 million gain on early extinguishment of debt in the same quarter last year. We do not expect to record significant gains from early extinguishment of debt for the foreseeable future. Results in the current quarter benefited from $26.3 million of interest income recorded upon the favorable resolution of certain non-performing loans. This benefit was offset by increased interest costs from our new senior secured credit facility, which will continue to impact our future earnings.

        From a credit perspective, the provision for loan losses continued to trend lower relative to the prior year and the risk ratings of our performing loan and net lease portfolios remained consistent with the prior quarter. Our balance of non-performing loans decreased to $1.07 billion at quarter-end, compared to $1.30 billion in the preceding quarter, and we also experienced a reduction in loans on our watch list. During the quarter, transfers of assets into REHI and OREO were offset to a large degree by OREO condominium unit sales, which left the combined balance in these portfolios constant at $1.59 billion. We continue our intensive asset management work on repositioning assets within these portfolios as we seek to maximize their value. The costs of carrying and repositioning these assets, net of REHI revenues, totaled $11.3 million in the quarter ended June 30, 2011 versus $8.8 million in the quarter ended June 30, 2010.

        Regarding liquidity, during the quarter we generated $720.2 million of proceeds from our portfolio and entered into a $120.0 million secured term loan financing. This enabled us to retire $684.6 million of debt, including $244.9 million on the A-1 Tranche of our secured credit facility. As of June 30, 2011, we had $1.07 billion of debt maturing and minimum required amortization payments due on or before June 30, 2012, including $210.7 million of debt maturing on or before December 31, 2011. We had $388.9 million of unrestricted cash outstanding at quarter-end and our capital sources in the coming year will primarily include loan repayments and proceeds from strategic asset sales, and may include other financing alternatives such as raising secured and unsecured debt and equity capital.

        In the near term, we expect to pursue lower levels of asset sales unless we feel full value can be realized or we require additional liquidity. We also expect that new investments will be limited relative to expected repayments and we will continue to use excess proceeds to further strengthen the balance sheet through additional deleveraging, resulting in a smaller asset base. Many of the improving trends in our financial condition and operating results, as well as our ability to generate future liquidity, are dependent on a sustained economic recovery; therefore, there can be no assurance that the recent improvements in economic conditions and the commercial real estate market will continue into the future.

Results of Operations for the Three Months Ended June 30, 2011 compared to the Three Months Ended June 30, 2010

	For the Three Months Ended June 30,
	2011	2010	$ Change	% Change
	($ in thousands)
Interest income	$80,185	$86,469	$(6,284)	(7)%
Operating lease income	41,731	42,973	(1,242)	(3)%
Other income	7,600	5,962	1,638	27%

Total revenue	$129,516	$135,404	$(5,888)	(4)%

Interest expense	$96,772	$82,313	14,459	18%
Operating costs—net lease assets	4,695	2,351	2,344	100%
Operating costs—REHI and OREO	18,002	13,277	4,725	36%
Depreciation and amortization	16,133	16,257	(124)	(1)%
General and administrative	25,699	25,114	585	2%
Provision for loan losses	10,350	109,359	(99,009)	(91)%
Impairment of assets	2,764	12,195	(9,431)	(77)%
Other expense	459	5,239	(4,780)	(91)%

Total costs and expenses	$174,874	$266,105	$(91,231)	(34)%

Gain (loss) on early extinguishment of debt, net	(1,047)	70,054	(71,101)	>(100)%
Earnings from equity method investments	19,131	13,750	5,381	39%
Income tax benefit (expense)	2,675	(793)	3,468	>100%
Income (loss) from discontinued operations	(1,421)	11,581	(13,002)	>(100)%
Gain from discontinued operations	—	265,960	(265,960)	>(100)%

Net income (loss)	$(26,020)	$229,851	$(255,871)	>(100)%

        Revenue—The decrease in interest income is primarily due to a decline in the average balance of performing loans to $2.80 billion for the three months ended June 30, 2011 from $4.17 billion for the three months ended June 30, 2010. The decrease in performing loans was primarily due to loan repayments and sales as well as performing loans moving to non-performing status (see Risk Management below). The decrease was partially offset by $26.3 million of interest income recorded during the quarter ended June 30, 2011, related to certain non-performing loans that were resolved, including interest not previously recorded due to the loans being on non-accrual status.

        Operating lease income from net lease assets decreased primarily due to tenant lease expirations and lower percentage rent earned period to period.

        The increase in other income was primarily driven by an increase in operating income from additional REHI assets acquired during the last twelve months.

        Costs and expenses—Total costs and expenses decreased primarily due to lower provisions for loan losses, fewer impairments of assets and decreases in other expense. The decline in our provisions for loan losses was primarily due to fewer loans moving to non-performing status during the three months ended June 30, 2011 as compared to the same period in 2010. Additionally, repayments and sales of performing loans resulted in a reduction in the required general loan loss reserve. (See Risk Management below.)

        Impairment of assets recorded in each period related to OREO assets that were sold or marked to market based on changing market conditions.

        Offsetting these declines in expense were increases in interest expense and operating costs for REHI and OREO. Interest expense increased primarily due to higher interest rates on our Secured Credit Facility, partially offset by lower average outstanding borrowings. The average outstanding balance of our debt declined to $6.77 billion for the three months ended June 30, 2011 from $9.66 billion for the three months ended June 30, 2010. In addition, the weighted average effective cost of debt increased to 5.65% for the three months ended June 30, 2011 as compared to 3.96% during the same period in 2010.

        Increases in operating costs for REHI and OREO assets were primarily due to increases in the number of properties held in the current period.

        Gain on early extinguishment of debt, net—During the second quarter of 2011, we recognized a net loss on early extinguishment of debt, primarily related to the write-off of unamortized deferred fees resulting from repayments of the Tranche A-1 facility. During the same period in 2010, we retired $517.2 million par value of our senior secured and unsecured notes through open market repurchases and recognized $77.7 million in gains on early extinguishment of debt.

        Income tax benefit (expense)—Income tax benefit recorded during the three months ended June 30, 2011, was primarily related to benefits derived from net operating loss carry forwards that are now expected to be utilized in the current year. Income tax expense in the prior year was related to taxable income earned on investments held in taxable REIT subsidiaries, primarily, the Company's investment in Oak Hill Advisors.

        Earnings from equity method investments—The increase in earnings from equity method investments was primarily attributable to our investment in LNR that was made in July 2010. During the three months ended June 30, 2011, we recorded $10.1 million of earnings from this investment.

        Discontinued operations—During the second quarter of 2011, income (loss) from discontinued operations included expenses incurred relating to net lease assets sold. During the same period of 2010, income and the $266.0 million gain from discontinued operations related to the sale of 36 net lease assets.

Results of Operations for the Six Months Ended June 30, 2011 compared to the Six Months Ended June 30, 2010

	For the Six Months Ended June 30,
	2011	2010	$ Change	% Change
	($ in thousands)
Interest income	$140,953	$203,085	$(62,132)	(31)%
Operating lease income	83,870	86,436	(2,566)	(3)%
Other income	16,274	14,253	2,021	14%

Total revenue	$241,097	$303,774	$(62,677)	(21)%

Interest expense	$166,406	$169,529	(3,123)	(2)%
Operating costs—net lease assets	9,255	6,053	3,202	53%
Operating costs—REHI and OREO	35,789	26,055	9,734	37%
Depreciation and amortization	32,065	32,001	64	—%
General and administrative	50,099	52,330	(2,231)	(4)%
Provision for loan losses	21,230	198,828	(177,598)	(89)%
Impairment of assets	4,254	13,209	(8,955)	(68)%
Other expense	3,181	9,103	(5,922)	(65)%

Total costs and expenses	$322,279	$507,108	$(184,829)	(36)%

Gain on early extinguishment of debt, net	105,556	108,780	(3,224)	(3)%
Earnings from equity method investments	44,064	25,180	18,884	75%
Income tax benefit (expense)	(8,377)	(1,835)	(6,542)	>(100)%
Income (loss) from discontinued operations	(2,177)	18,955	(21,132)	>(100)%
Gain from discontinued operations	—	265,960	(265,960)	>(100)%

Net income (loss)	$57,884	$213,706	$(155,822)	(73)%

        Revenue—The decrease in interest income is primarily due to a decline in the average balance of performing loans to $2.93 billion for the six months ended June 30, 2011 from $4.30 billion for the six months ended June 30, 2010. The decrease in performing loans was primarily due to loan repayments and sales as well as performing loans moving to non-performing status (see Risk Management below). The decrease was partially offset by $26.3 million of interest income recorded during the six months ended June 30, 2011, related to certain non-performing loans that were resolved, including interest not previously recorded due to the loans being on non-accrual status.

        Operating lease income from net lease assets decreased primarily due to tenant lease expirations and lower percentage rent earned period to period.

        The increase in other income was primarily driven by an increase in operating income from additional REHI assets acquired during the last twelve months, and slightly offset by less loan prepayment penalties received.

        Costs and expenses—Total costs and expenses decreased primarily due to lower provisions for loan losses, fewer impairments of assets, reduced interest expense and lower general and administrative expenses. The decline in our provisions for loan losses was primarily due to fewer loans moving to non-performing status during the six months ended June 30, 2011 as compared to the same period in 2010. Additionally, repayments and sales of performing loans resulted in a reduction in the required general loan loss reserve. (See Risk Management below.)

        Impairment of assets for the six months ended June 30, 2011 primarily consisted of $3.4 million of impairments on OREO assets and $0.9 million on equity investments. Asset impairments during the same period of 2010 included $13.2 million on OREO assets and securities.

        Interest expense decreased primarily due to the retirement of debt during the last 12 months. This decrease was partially offset by higher interest rates on our Secured Credit Facility. During the six months ended June 30, 2011 and 2010, the average outstanding balance of our debt was $6.89 billion and $10.09 billion, respectively, and, the weighted average effective cost of debt was 4.80% and 3.94%, respectively.

        The decrease in general and administrative expense was primarily due to lower payroll and employee related costs resulting from reduced headcount.

        Offsetting these declines in expenses were increases in operating costs for REHI and OREO and operating costs for net lease assets. Operating costs for REHI and OREO were greater due to an increase in the number of properties held in the current period.

        The increase in operating costs for net lease assets were primarily due to increases in bad debt expenses and other general property cost increases.

        Gain on early extinguishment of debt, net—During the six months ended June 30, 2011, we fully redeemed our $312.3 million remaining principal amount of 10% senior secured notes due June 2014 and recorded a $109.0 million gain on early extinguishment of debt. This was partially offset by losses on extinguishment of debt related to the write-off of unamortized deferred fees resulting from repayments of our secured credit facilities and the Tranche A-1 facility. During the six months ended June 30, 2010, we retired $739.7 million par value of our senior secured and unsecured notes through open market repurchases, all of which resulted in an aggregate gain on early extinguishment of debt of $116.4 million.

        Earnings from equity method investments—The increase in earnings from equity method investments was primarily attributable to our investment in LNR that was made in July 2010. During the six months ended June 30, 2011, we recorded $24.1 million of earnings from this investment.

        Income tax benefit (expense)—Income tax expense increased during the six months ended June 30, 2011, as compared to the same period last year, primarily due to taxable income generated from our investment in LNR Property Corporation, which was originated in the third quarter of 2010 and is held in a taxable REIT subsidiary.

        Discontinued operations—During the six months ended June 30, 2011, loss from discontinued operations included expenses incurred relating to net lease assets sold. During the same period of 2010, income and the $266.0 million gain from discontinued operations related to the sale of 36 net lease assets.

Adjusted EBITDA

        In addition to net income, we use Adjusted EBITDA to measure our operating performance. Adjusted EBITDA represents net income (loss) plus the sum of interest expense, income taxes, depreciation and amortization, provision for loan losses, impairment of assets and stock-based compensation expense, less the gain/loss on early extinguishment of debt, net.

        We believe Adjusted EBITDA is a useful measure to consider, in addition to net income (loss), as it may help investors evaluate core operating performance prior to interest expense, income taxes and certain non-cash items.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Adjusted EBITDA
Net income (loss)	$(26,020)	$229,851	$57,884	$213,706
Add: Interest expense(1)	96,772	96,778	166,406	200,044
Add: Income taxes	(2,675)	793	8,377	1,835
Add: Depreciation and amortization(2)	16,133	17,143	32,065	39,135
Add: Provision for loan losses	10,350	109,359	21,230	198,828
Add: Impairment of assets (3)	2,764	12,492	4,228	13,527
Add: Stock-based compensation expense	4,314	4,984	8,469	9,714
Less: (Gain) loss on early extinguishment of debt, net	1,047	(70,054)	(105,556)	(108,780)

Adjusted EBITDA	$102,685	$401,346	$193,103	$568,009

Explanatory Notes:

(1)
Interest expense includes $14,465 and $30,515 for the three and six months ended June 30, 2010, respectively, of interest expense from discontinued operations.

(2)
Depreciation and amortization includes $886 and $7,134 for the three and six months ended June 30, 2010, respectively, of depreciation and amortization from discontinued operations.

(3)
Impairment of assets includes $(26) for the six months ended June 30, 2011, and $297 and $318 for the three and six months ended June 30, 2010, respectively, of impairment of assets from discontinued operations.

Risk Management

        Loan Credit Statistics—The table below summarizes our non-performing loans, watch list loans and the reserves for loan losses associated with our loans ($ in thousands):

	As of
	June 30, 2011	December 31, 2010
Non-performing loans
Carrying value(1)	$1,068,532	$1,351,410
As a percentage of total carrying value of loans	29.6%	29.6%
Watch list loans
Carrying value	$74,255	$190,553
As a percentage of total carrying value of loans	2.1%	4.2%
Reserve for loan losses
Total reserve for loan losses	$701,228	$814,625
As a percentage of total loans before loan loss reserves	16.3%	15.1%
Non-performing loan asset-specific reserves for loan losses	$589,037	$667,779
As a percentage of gross carrying value of non-performing loans	35.5%	33.1%

Explanatory Note:

(1)
As of June 30, 2011 and December 31, 2010, carrying values of non-performing loans are net of asset-specific reserves for loan losses of $589.0 million and $667.8 million, respectively.

        Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of June 30, 2011, we had non-performing loans with an aggregate carrying value of $1.07 billion. Our non-performing loans decreased during the six months ended June 30, 2011, primarily due to transfers of non-performing loans to REHI and OREO as well as sales and repayments.

        Watch List Loans—During our quarterly loan portfolio assessments, loans are put on the watch list if deteriorating performance indicates they warrant a higher degree of monitoring and senior management attention. As of June 30, 2011, we had loans on the watch list (excluding non-performing loans) with an aggregate carrying value of $74.3 million.

        Reserve for Loan Losses—The reserve for loan losses was $701.2 million as of June 30, 2011, or 16.3% of the gross carrying value of total loans, compared to $814.6 million or 15.1% at December 31, 2010. The change in the balance of the reserve was the result of $21.2 million of provisioning for loan losses, reduced by $134.6 million of charge-offs during the six months ended June 30, 2011. The reserve is increased through the provision for loan losses, which reduces income in the period recorded and the reserve is reduced through charge-offs. Due to the continued volatility of the commercial real estate market, the process of estimating collateral values and reserves continues to require us to use significant judgment. We currently believe there is adequate collateral and reserves to support the carrying values of the loans.

        The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of June 30, 2011, asset-specific reserves decreased to $617.1 million compared to $694.4 million at December 31, 2010, primarily due to charge-offs on assets that were sold or transferred to REHI and OREO. The decrease was partially offset by impairments on new non-performing loans.

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

        The general reserve was $84.1 million or 3.2% of the gross carrying value of performing loans as of June 30, 2011, compared to $120.2 million or 3.6% of the gross carrying value of performing loans at December 31, 2010. The decrease in the balance of the general reserve was primarily due to the decrease in performing loans outstanding to $2.66 billion as of June 30, 2011 from $3.37 billion as of December 31, 2010. The reduction in general reserves as a percentage of performing loans outstanding was primarily attributable to an improvement in the weighted average risk ratings of performing loans outstanding to 3.35 at the end of the current period compared to 3.51 as of December 31, 2010.

        Risk concentrations—As of June 30, 2011, our total investment portfolio was comprised of the following property/collateral types ($ in thousands)(1):

Property/Collateral Types	Performing Loans	Net Lease Assets	Non-performing Loans	REHI	OREO	Total	% of Total
Apartment / Residential	$819,667	$—	$230,219	$35,365	$466,302	$1,551,553	20.1%
Land	246,693	56,157	354,126	651,510	106,854	1,415,340	18.4%
Retail	394,380	160,481	189,243	54,457	36,705	835,266	10.8%
Office	212,722	492,759	51,872	17,149	16,422	790,924	10.3%
Industrial / R&D	88,271	497,198	21,392	49,149	1,100	657,110	8.5%
Hotel	358,059	130,031	74,482	42,642	15,954	621,168	8.1%
Entertainment / Leisure	83,113	429,310	78,576	—	1,126	592,125	7.7%
Mixed Use / Mixed Collateral	241,373	—	68,622	18,814	78,854	407,663	5.3%
Other property types	198,524	—	—	—	—	198,524	2.6%
Other Investments	—	—	—	—	—	634,919	8.2%

Total	$2,642,802	$1,765,936	$1,068,532	$869,086	$723,317	$7,704,592	100.0%

Explanatory Note:

(1)
Based on the carrying value of our total investment portfolio gross of general loan loss reserves.

        As of June 30, 2011, our total investment portfolio had the following characteristics by geographical region ($ in thousands)(1):

Geographic Location	Carrying Value(2)	% of Total
West	$1,762,101	22.9%
Northeast	1,415,347	18.4%
Southeast	1,187,508	15.4%
Southwest	791,146	10.3%
Various	739,706	9.6%
Mid-Atlantic	739,555	9.6%
Central	420,675	5.4%
International	346,197	4.5%
Northwest	302,357	3.9%

Total	$7,704,592	100.0%

Explanatory Notes:

(1)
Substantially all of our assets are located in the United States, with California 13.4% and Florida 10.8% representing the only significant concentrations (greater than 10.0%) as of June 30, 2011.

(2)
Based on the carrying value of our total investment portfolio gross of general loan loss reserves.

Liquidity and Capital Resources

        During the three months ended June 30, 2011, we generated a total of $720.2 million in proceeds from our portfolio, including $548.9 million in loan principal repayments, $68.2 million in loan sales and $67.1 million from sales of OREO assets. In addition, we entered into a $120.0 million secured term loan financing maturing in 2021. Proceeds were used in part to retire $684.6 million of debt, including the remaining $329.9 million of our senior unsecured facility due June 2011, $244.9 million on the A-1 Tranche of our secured credit facility and the remaining $96.9 million of our 5.125% senior unsecured notes due April 2011. In addition we funded a total of $37.0 million of investments and paid preferred dividends totaling $10.5 million during the three months ended June 30, 2011.

        As of June 30, 2011, we had $1.07 billion of debt maturing and minimum required amortization payments due on or before June 30, 2012, including $210.7 million of debt maturing on or before December 31, 2011. We had $388.9 million of unrestricted cash outstanding at quarter-end and our capital sources in the coming year will primarily include loan repayments, proceeds from strategic asset sales and may include other financing alternatives such as raising secured and unsecured debt and equity capital. For the remainder of the year, we expect to use these proceeds to supplement operating revenues in order to repay our debt obligations and to fund loan commitments, investment activities and operating expenses, including costs to reposition our OREO and REHI assets during the next twelve months.

        We believe that our available cash, expected proceeds from asset repayments and sales and other financing alternatives will be sufficient to meet our obligations during the remainder of the year. However, the timing and amounts of proceeds from asset repayments and sales are subject to factors outside our control and cannot be predicted with certainty. Other financing alternatives that may be available to us include secured and unsecured financings and possibly other capital raising transactions. We actively manage our liquidity and continually work on initiatives to address both our liquidity needs. Our plans are dynamic and we may adjust our plans in response to changes in our expectations and changes in market conditions. We would be materially adversely affected if we were unable to repay or refinance our debt as it comes due.

        Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of June 30, 2011.

	Principal And Interest Payments Due By Period
	Total	Less Than 1 Year(1)	2 - 3 Years(1)	4 - 5 Years	6 - 10 Years	After 10 Years
	($ in thousands)
Long-Term Debt Obligations:
Secured credit facilities	$2,705,123	$205,123	$2,500,000	$—	$—	$—
Unsecured notes	2,294,274	609,574	1,217,810	367,168	99,722	—
Convertible notes	787,750	—	787,750	—	—	—
Unsecured credit facilities	244,432	244,432	—	—	—	—
Secured term loans	311,428	14,123	106,332	—	28,909	162,064
Trust preferred	100,000	—	—	—	—	100,000

Total principal maturities	$6,443,007	$1,073,252	$4,611,892	$367,168	$128,631	$262,064
Interest Payable(2)	933,025	335,697	445,830	71,429	52,080	27,989
Operating Lease Obligations	37,771	5,756	8,924	7,790	15,301	—

Total	$7,413,803	$1,414,705	$5,066,646	$446,387	$196,012	$290,053

Explanatory Notes:

(1)
Long-term debt obligations due during the years ending December 31, 2012 and 2013 are $1.95 billion and $1.97 billion, respectively.

(2)
All variable-rate debt assumes a 30-day LIBOR rate of 0.19% (the 30-day LIBOR rate at June 30, 2011).

        Secured Credit Facility—In March 2011, we entered into a new $2.95 billion senior secured credit agreement comprised of a $1.50 billion term loan facility bearing interest at a rate of LIBOR plus 3.75% and maturing in June 2013 (the "Tranche A-1 Facility") and a $1.45 billion term loan facility bearing interest at a rate of LIBOR plus 5.75% maturing in June 2014 (the "Tranche A-2 Facility"), together the "Secured Credit Facility." Both tranches include a LIBOR floor of 1.25%. The Tranche A-1 Facility and Tranche A-2 Facility were issued at discounts to par of 1.0% and 1.5%, respectively. Proceeds from the Secured Credit Facility were used to fully repay the $1.67 billion and $0.9 billion outstanding under our secured credit facilities, which were due to mature in June 2011 and June 2012, respectively, and to repay $175.0 million of our unsecured credit facilities due in June 2011. The remaining proceeds were used to repay other unsecured debt maturing in the first half of 2011.

        The Secured Credit Facility is collateralized by a first lien on a fixed pool of assets consisting of loan, net lease, OREO and REHI assets. Proceeds from principal repayments and sales of collateral are applied to amortize the Secured Credit Facility. Proceeds received for interest, rent, lease payments, fee income and, under certain circumstances, additional amounts funded on assets serving as collateral are retained by us. The Tranche A-1 Facility requires that aggregate cumulative amortization payments of not less than $200.0 million shall be made on or before December 30, 2011, not less than $450.0 million on or before June 30, 2012, not less than $750.0 million on or before December 31, 2012 and not less than $1.50 billion on or before June 28, 2013. The Tranche A-2 Facility will begin amortizing six months after the repayment in full of the Tranche A-1 Facility, such that not less than $150.0 million of cumulative amortization payments shall be made on or before the six month anniversary of repayment of the A-1 Facility, with additional amortization payments of $150 million due on or before each six month anniversary thereafter, with any unpaid principal amounts due at maturity in June 2014.

        During the three months ended June 30, 2011, we received $9.1 million pursuant to an agreement with a holder of our previously outstanding secured credit facilities. The amount effectively reduced the par value that was repaid to the debtholder and was accounted for under ASC 470-60, resulting in $3.7 million being recognized in the current quarter as a gain on extinguishment of debt. As the same lender participated in the new Secured Credit Facility, the remaining amount was recorded as a premium to that facility and will serve to reduce a portion of future interest expense through its maturity.

        During the three months ended June 30, 2011, we used proceeds from principal repayments and sales of collateral to repay $244.9 million of our Tranche A-1 Facility. These repayments resulted in a $4.8 million loss on early extinguishment of debt related to the acceleration of discounts and unamortized deferred financing fees on the portion of debt that was repaid. These repayments exceeded the $200 million amortization requirement for December 30, 2011 and have reduced the cumulative amortization payments due on or before June 30, 2012 to $205.1 million.

        Unsecured Credit Facilities—In June 2011, we repaid the $329.9 million remaining principal balance of our LIBOR + 0.85% unsecured line of credit.

        Secured Term Loans—In June 2011, we entered into a $120.0 million secured term loan financing maturing in July 2021. This financing is collateralized by net lease properties occupied by a single tenant and bears interest at 5.05%.

        In March 2011, we refinanced our maturing $47.7 million outstanding principal balance secured term loan. In addition, during June 2011, we entered into an additional $4.6 million secured term loan. The loans bear interest at LIBOR + 4.50%, mature in 2014 and are cross-collateralized by the same net lease assets. Simultaneously with the financings, we entered into interest rate swaps to exchange our variable rate on the notes for fixed interest rates.

        Secured Notes—In January 2011, we fully redeemed the $312.3 million remaining principal balance of our 10% senior secured notes due June 2014. In connection with this redemption, we recorded a gain on early extinguishment of debt of $109.0 million in our Consolidated Statement of Operations for the six months ended June 30, 2011.

        Unsecured Notes—During the six months ended June 30, 2011, we repaid, upon maturity, the $96.9 million outstanding principal balance of our 5.125% senior unsecured notes and the $107.8 million outstanding principal balance of our 5.80% senior unsecured notes.

        In addition, we repurchased $11.4 million par value of our senior unsecured notes maturing March 2012. In connection with these repurchases, we recorded an aggregate net gain on early extinguishment of debt of $0.1 million during the three months ended June 30, 2011.

        Unencumbered/Encumbered Assets—As of June 30, 2011, the Company had unencumbered assets with a gross carrying value of $5.17 billion, gross of $746.5 million of accumulated depreciation and loan loss reserves.

        The carrying value of our encumbered assets by asset type are as follows ($ in thousands):

	As of
	June 30, 2011	December 31, 2010
Loans and other lending investments	$2,364,435	$2,832,184
Net lease assets	1,198,411	1,021,783
REHI	71,336	28,376
OREO	174,094	232,150
Other investments	45,669	—

Total	$3,853,945	$4,114,493

        Debt Covenants—Our Secured Credit Facility contains certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, we are required to maintain collateral coverage of 1.25x outstanding borrowings. In addition, for so long as we maintain our qualification as a REIT, the Secured Credit Facility permits us to distribute 100% of our REIT taxable income on an annual basis. We may not pay common dividends if we cease to qualify as a REIT.

        Our outstanding unsecured debt securities contain corporate level covenants that include unencumbered assets to unsecured indebtedness and a fixed charge coverage ratio. The unencumbered assets to unsecured indebtedness covenant is a maintenance covenant, while the fixed charge coverage ratio is an incurrence test. Based on our unsecured credit ratings, the financial covenants in our debt securities, including the fixed charge coverage ratio and maintenance of unencumbered assets to unsecured indebtedness ratio, are currently operative. If any of our covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of our debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. While we expect that our ability to incur new indebtedness under the fixed charge coverage ratio will be limited for the foreseeable future, we will continue to be permitted to incur indebtedness for the purpose of refinancing existing indebtedness and for other permitted purposes under the indentures.

        Our Secured Credit Facility contains cross default provisions that would allow the lenders to declare an event of default and accelerate our indebtedness to them if we fail to pay amounts due in respect of our other recourse indebtedness in excess of specified thresholds or if the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. The indentures governing our unsecured public debt securities permit the lenders and bondholders to declare an event of default and accelerate our indebtedness to them if our other recourse indebtedness in excess of specified thresholds is not paid at final maturity or if such indebtedness is accelerated.

        Ratings Triggers—Borrowings under our unsecured credit facility bear interest at LIBOR based rates plus an applicable margin, which is based on our corporate credit ratings. Our ability to borrow under this facility is not dependent on the level of our credit ratings.

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

        Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of June 30, 2011, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans	Net Lease Assets	Strategic Investments	Total
Performance-Based Commitments	$90,889	$7,259	$—	$98,148
Discretionary Fundings	163,923	—	—	163,923
Other	—	—	37,022	37,022

Total	$254,812	$7,259	$37,022	$299,093

        Transactions with Related Parties—We have substantial investments in non-controlling interests of Oak Hill Advisors, L.P. and 13 related entities. In relation to our investment in these entities in 2005, we appointed Glenn R. August to our Board of Directors. Mr. August is the president and senior partner of Oak Hill Advisors, L.P. and holds a substantial investment in these same entities. As of June 30, 2011 we have $27.4 million of unfunded commitments to these entities.

        Equity—During the six months ended June 30, 2011, we repurchased 0.2 million shares of our outstanding Common Stock for approximately $1.5 million, at an average cost of $8.15 per share, and repurchases were recorded at cost. As of June 30, 2011, we had $12.6 million available to repurchase common stock under the Board authorized stock repurchase programs.

        On July 1, 2011, we modified the terms of our 8,305,000 market-condition based outstanding restricted stock units. For further discussion, see our Current Report on Form 8-K dated July 1, 2011 as filed with the Securities Exchange Commission and also available on our website.

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

        A summary of our critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2010 in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of June 30, 2011.

        New Accounting Pronouncements—For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see Note 3 of the Notes to the Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        There have been no material changes in Quantitative and Qualitative Disclosures About Market Risk for the first six months of 2011 as compared to the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2010. See discussion of quantitative and qualitative disclosures about market risk under Item 7a—"Quantitative and Qualitative Disclosures about Market Risk," included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Sugarman, et al., in its entirety. Also on March 31, 2011, the Court denied the Company's motion to dismiss the last remaining action, Vancil v. Sugarman, et al., and granted Plaintiff the opportunity to conduct limited discovery related to the subject matter of the suit. Discovery in the Vancil matter has commenced.

Shareholder Letters

        In 2010, the Company received letters from two shareholders alleging that certain current and former officers and directors breached their fiduciary duties to the Company. The allegations made in these two letters are materially the same as those made in the Vancil suit described in the preceding paragraph. A special committee of independent directors was formed by the Board of Directors to investigate the claims made in these letters. The shareholders on whose behalf these letters were written complied with the special committee's request to furnish evidence of their continuous ownership of iStar shares. The special committee of independent directors undertook a thorough investigation of the claims made in these letters and concluded there is no substantiation for the claims of wrongful conduct referenced in the letters. After careful analysis and deliberation of the findings and recommendations of the special committee, the Board of Directors voted unanimously to adopt the special committee's recommendation to reject the demands contained in these letters and to terminate any pending derivative actions based upon such demands.

ITEM 1A.    RISK FACTORS

        See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended June 30, 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
May 1—May 31, 2011	181,858	$8.15	181,858	$12,642,494

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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011, is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets (unaudited) as of June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2011 and 2010, (iii) the Consolidated Statement of Changes in Equity (unaudited) for the six months ended June 30, 2011, (iv) the Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2011 and 2010 and (v) the Notes to Consolidated Financial Statements (unaudited).*

*
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934 and otherwise is not subject to liability under these sections.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSTAR FINANCIAL INC. Registrant
Date: August 9, 2011	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iSTAR FINANCIAL INC. Registrant
Date: August 9, 2011	/s/ DAVID M. DISTASO David M. DiStaso Chief Financial Officer (principal financial and accounting officer)