Form 10-Q
period 2011-09-30
ISTAR FINANCIAL INC
filed 2011-11-08
CIK 1095651

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

        As of November 2, 2011, there were 81,917,894 shares of common stock, $0.001 par value per share, of iStar Financial Inc. ("Common Stock") outstanding.

iStar Financial Inc.

Index to Form 10-Q

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Financial Statements

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	As of September 30, 2011	As of December 31, 2010
ASSETS
Loans and other lending investments, net	$3,283,725	$4,587,352
Net lease assets, net	1,726,922	1,784,509
Real estate held for investment, net	954,646	833,060
Other real estate owned	669,331	746,081
Other investments	621,167	532,358
Assets held for sale	33,759	—
Cash and cash equivalents	217,015	504,865
Restricted cash	39,316	13,784
Accrued interest and operating lease income receivable, net	15,924	24,408
Deferred operating lease income receivable	69,417	62,569
Deferred expenses and other assets, net	122,630	85,528

Total assets	$7,753,852	$9,174,514

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$154,095	$134,422
Debt obligations, net	5,995,050	7,345,433

Total liabilities	$6,149,145	$7,479,855

Commitments and contingencies	—	—
Equity:
iStar Financial Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (see Note 12)	22	22
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 138,616 issued and 80,509 outstanding at September 30, 2011 and 138,189 issued and 92,336 outstanding at December 31, 2010	139	138
Additional paid-in capital	3,825,793	3,809,071
Retained earnings (deficit)	(2,041,975)	(2,014,013)
Accumulated other comprehensive income (see Note 15)	1,508	1,609
Treasury stock, at cost, $0.001 par value, 58,108 shares at September 30, 2011 and 45,853 shares at December 31, 2010	(237,341)	(158,492)

Total iStar Financial Inc. shareholders' equity	$1,557,946	$1,648,135
Noncontrolling interests	46,761	46,524

Total equity	$1,604,707	$1,694,659

Total liabilities and equity	$7,753,852	$9,174,514

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Interest income	$45,851	$84,210	$186,805	$287,295
Operating lease income	41,369	40,471	123,090	124,760
Other income	10,140	8,616	26,413	22,869

Total revenue	$97,360	$133,297	$336,308	$434,924

Costs and expenses:
Interest expense	$91,777	$77,286	$258,183	$246,815
Operating costs—net lease assets	5,048	5,226	14,303	11,279
Operating costs—REHI and OREO	19,792	19,111	55,582	45,166
Depreciation and amortization	14,814	15,246	46,354	46,722
General and administrative	26,978	24,239	77,077	76,569
Provision for loan losses	9,232	78,414	30,462	277,242
Impairment of assets	9,912	3,832	14,165	17,041
Other expense	3,974	4,219	7,156	13,321

Total costs and expenses	$181,527	$227,573	$503,282	$734,155

Income (loss) before earnings from equity method investments and other items	$(84,167)	$(94,276)	$(166,974)	$(299,231)
Gain (loss) on early extinguishment of debt, net	(3,207)	9,525	102,348	118,305
Earnings from equity method investments	10,817	6,523	54,881	31,703

Income (loss) from continuing operations before income taxes	$(76,557)	$(78,228)	$(9,745)	$(149,223)
Income tax (expense) benefit	(1,354)	(722)	(9,731)	(2,557)

Income (loss) from continuing operations(1)	$(77,911)	$(78,950)	$(19,476)	$(151,780)
Income (loss) from discontinued operations	1,052	(104)	498	20,473
Gain from discontinued operations	22,198	4,422	22,198	270,382

Net income (loss)	$(54,661)	$(74,632)	$3,220	$139,075
Net (income) loss attributable to noncontrolling interests	1,002	(858)	558	(857)

Net income (loss) attributable to iStar Financial Inc.	$(53,659)	$(75,490)	$3,778	$138,218
Preferred dividends	(10,580)	(10,580)	(31,740)	(31,740)
Net (income) loss allocable to HPU holders and Participating Security holders(2)(3)	2,008	2,539	845	(3,145)

Net income (loss) allocable to common shareholders	$(62,231)	$(83,531)	$(27,117)	$103,333

Per common share data(1):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic and diluted	$(0.96)	$(0.94)	$(0.55)	$(1.91)
Net income (loss) attributable to iStar Financial Inc.:
Basic and diluted	$(0.71)	$(0.89)	$(0.30)	$1.10
Weighted average number of common shares—basic and diluted	87,951	93,370	91,020	93,556
Per HPU share data(1)(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic and diluted	$(182.34)	$(177.74)	$(102.06)	$(361.26)
Net income (loss) attributable to iStar Financial Inc.:
Basic and diluted	$(133.87)	$(169.27)	$(56.33)	$209.67
Weighted average number of HPU shares—basic and diluted	15	15	15	15

Explanatory Notes:

(1)
Income (loss) from continuing operations attributable to iStar Financial Inc. for the three months ended September 30, 2011 and 2010 was $(76,909) and $(79,808), respectively, and for the nine months ended September 30, 2011 and 2010 was $(18,918) and $(152,637), respectively. See Note 14 for detail on the calculation of earnings per share.

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

For the Nine Months Ended September 30, 2011

(In thousands)

(unaudited)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock at cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$22	$9,800	$138	$3,809,071	$(2,014,013)	$1,609	$(158,492)	$46,524	$1,694,659
Dividends declared—preferred	—	—	—	—	(31,740)	—	—	—	(31,740)
Issuance of stock/restricted stock unit amortization, net	—	—	1	16,722	—	—	—	—	16,723
Net income for the period(2)	—	—	—	—	3,778	—	—	(542)	3,236
Change in accumulated other comprehensive income	—	—	—	—	—	(101)	—	—	(101)
Repurchase of stock	—	—	—	—	—	—	(78,849)	—	(78,849)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,900	1,900
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,121)	(1,121)

Balance at September 30, 2011	$22	$9,800	$139	$3,825,793	$(2,041,975)	$1,508	$(237,341)	$46,761	$1,604,707

Explanatory Notes:

(1)
See Note 12 for details on the Company's Cumulative Redeemable Preferred Stock.

(2)
For the nine months ended September 30, 2011, net income shown above excludes $16 of net loss attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$3,220	$139,075
Adjustments to reconcile net income to cash flows from operating activities:
Provision for loan losses	30,462	277,242
Non-cash expense for stock-based compensation	15,622	13,597
Impairment of assets	14,140	18,903
Depreciation and amortization	47,142	55,036
Amortization of discounts/(premiums) and deferred financing costs on debt	23,489	(15,899)
Amortization of (discounts)/premiums and deferred interest on lending investments	(52,027)	(81,636)
Discounts, loan fees and deferred interest received	3,303	10,539
Earnings from equity method investments	(54,881)	(31,703)
Distributions from operations of equity method investments	45,846	26,245
Deferred operating lease income	(6,750)	(8,010)
Gain from discontinued operations	(22,198)	(270,382)
Gain on early extinguishment of debt, net	(98,624)	(119,457)
Other non-cash adjustments	(2,497)	653
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	5,747	15,521
Changes in deferred expenses and other assets, net	1,720	(6,021)
Changes in accounts payable, accrued expenses and other liabilities	33,851	(14,850)

Cash flows from operating activities	$(12,435)	$8,853

Cash flows from investing activities:
New investment originations	$—	$(100,000)
Fundings under existing loan commitments	(58,141)	(303,336)
Repayments of and principal collections on loans	1,068,797	1,209,098
Net proceeds from sales of loans	88,751	413,983
Net proceeds from sales of net lease assets	672	1,362,983
Net proceeds from sales of other real estate owned	139,279	374,881
Net proceeds from repayments and sales of securities	—	213,239
Contributions to unconsolidated entities	(31,462)	(15,793)
Distributions from unconsolidated entities	16,434	7,778
Capital expenditures on net lease assets	(11,138)	(10,108)
Capital expenditures on REHI and OREO	(34,915)	(18,528)
Changes in restricted cash held in connection with investing activities	(25,165)	(260)
Other investing activities, net	708	(3,003)

Cash flows from investing activities	$1,153,820	$3,130,934

Cash flows from financing activities:
Borrowings under secured credit facilities	$2,913,250	$499
Repayments under secured credit facilities	(1,385,602)	—
Repayments under unsecured credit facilities	(506,600)	—
Borrowings under secured term loans	124,575	—
Repayments under secured term loans	(1,682,009)	(1,131,186)
Repayments under unsecured notes	(375,127)	(264,388)
Repurchases and redemptions of secured and unsecured notes	(371,827)	(811,773)
Payments for deferred financing costs	(35,545)	—
Preferred dividends paid	(31,740)	(31,740)
Purchase of treasury stock	(78,849)	(7,476)
Changes in restricted cash held in connection with debt obligations	200	11,189
Other financing activities, net	39	(9,903)

Cash flows from financing activities	$(1,429,235)	$(2,244,778)

Changes in cash and cash equivalents	$(287,850)	$895,009
Cash and cash equivalents at beginning of period	504,865	224,632

Cash and cash equivalents at end of period	$217,015	$1,119,641

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

        Organization—The Company began its business in 1993 through private investment funds and became publicly traded in 1998. Since that time, the Company has grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions, including the acquisition of TriNet Corporate Realty Trust, Inc. in 1999 and the acquisition of the commercial real estate lending business and loan portfolio of Fremont Investment and Loan, a division of Fremont General Corporation, in 2007.

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

        Consolidated VIEs—The Company consolidates OHA Strategic Credit Fund Parallel I, L.P. ("OHA SCF"), which was created to invest in distressed and undervalued loans, bonds, equities and other investments. As of September 30, 2011 and December 31, 2010, OHA SCF had total assets of $53.6 million and $45.7 million, respectively, no debt and $0.1 million of noncontrolling interests. The investments held

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 2—Basis of Presentation and Principles of Consolidation (Continued)

by this entity are presented in "Other investments" on the Company's Consolidated Balance Sheets. As of September 30, 2011, the Company had a total unfunded commitment of $21.9 million to this entity.

        The Company also consolidates Madison Deutsche Andau Holdings, LP ("Madison DA"), which was created to invest in mortgage loans collateralized by real estate in Europe. As of September 30, 2011 and December 31, 2010, Madison DA had total assets of $56.9 million and $58.0 million, respectively, no debt and noncontrolling interests of $8.3 million and $8.6 million, respectively. The investments held by this entity are presented in "Loans and other lending investments, net" on the Company's Consolidated Balance Sheets.

        Unconsolidated VIEs—The Company determined that as of September 30, 2011, 24 of its other investments were in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's Consolidated Financial Statements. As of September 30, 2011, the Company's maximum exposure to loss from these investments does not exceed the sum of the $235.9 million carrying value of the investments and $8.1 million of related unfunded commitments.

Note 3—Summary of Significant Accounting Policies

        As of September 30, 2011, the Company's significant accounting policies, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, have not changed materially.

New Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, "Presentation of Comprehensive Income," which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The new requirements are effective for interim and annual reporting periods beginning after December 15, 2011 and will be applied retrospectively. The Company will adopt this ASU for the reporting period ending March 31, 2012, as required.

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

        In April 2011, the FASB issued ASU 2011-02, "A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring," which provides additional guidance to creditors for determining whether a loan modification is a troubled debt restructuring ("TDR"). The guidance provides additional considerations in determining whether a creditor has granted a concession and adds factors for creditors to consider in determining whether a debtor is experiencing financial difficulties. The new ASU is effective for the first interim or annual period beginning on or after June 15, 2011 with retrospective

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

application for loan modifications that have occurred from January 1, 2011. Loan modifications that qualify as TDRs are considered impaired and will be measured and recorded prospectively in the period of adoption. The Company adopted the standard in the period ended September 30, 2011, as required. As a result of this adoption, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. As of September 30, 2011, the Company had a recorded investment of $50.9 million in loans for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now specifically reviewed for impairment. Based on a current evaluation of potential losses, no specific reserves were required for these loans. See Note 4 for further details on the impact of the adoption of this guidance.

        In January 2011, FASB issued ASU 2011-01, "Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20," which temporarily deferred the effective date in ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" in respect of disclosures related to troubled debt restructuring until FASB finalized ASU 2010-20 (see above). ASU 2010-20 requires companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the financial statements to understand the nature of loan modifications and troubled debt restructurings. The Company adopted the TDR disclosure provisions of ASU 2010-20 in the period ended September 30, 2011, as required. See Note 4 for additional disclosures required by the adoption of these provisions.

Note 4—Loans and Other Lending Investments, net

        The following is a summary of the Company's loans and other lending investments by class ($ in thousands)(1):

	As of
Type of Investment	September 30, 2011	December 31, 2010
Senior mortgages	$3,277,891	$4,390,770
Subordinate mortgages	214,405	305,245
Corporate/Partnership loans	485,708	689,535

Total gross carrying value of loans(2)	$3,978,004	$5,385,550
Reserves for loan losses	(710,117)	(814,625)

Total carrying value of loans	$3,267,887	$4,570,925
Other lending investments—securities	15,838	16,427

Total loans and other lending investments, net	$3,283,725	$4,587,352

Explanatory Notes:

(1)
Loans and other lending investments are presented net of unearned income, unamortized discounts and premiums and net unamortized deferred fees and costs. In total, these amounts represented a net discount of $94.0 million and $62.7 million as of September 30, 2011 and December 31, 2010, respectively.

(2)
The Company's recorded investment in loans as of September 30, 2011 and December 31, 2010 was $3.99 billion and $5.41 billion, respectively, which consists of total gross carrying value of loans plus accrued interest of $12.8 million and $21.3 million, for the same two periods, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

        During the nine months ended September 30, 2011, the Company funded $58.1 million under existing loan commitments and received principal repayments of $1.07 billion. During the same period, the Company sold loans with a total carrying value of $132.1 million, for which it recognized charge-offs of $23.4 million.

        During the nine months ended September 30, 2011, the Company received title to properties in full or partial satisfaction of non-performing mortgage loans with a gross carrying value of $240.8 million, for which the properties had served as collateral, and recorded charge-offs totaling $48.3 million related to these loans. These properties were recorded as real estate held for investment ("REHI") or other real estate owned ("OREO") on the Company's Consolidated Balance Sheets (see Note 5). In addition, during the same period, the Company received equity in an entity that took title to a property in satisfaction of a non-performing mortgage for which the property had served as collateral. The Company held a participation in the mortgage with a gross carrying value of $74.6 million and charged-off $29.2 million upon receiving the equity interest (see Note 7).

        Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Reserve for loan losses at beginning of period	$701,228	$1,181,288	$814,625	$1,417,949
Provision for loan losses	9,232	78,414	30,462	277,242
Charge-offs	(343)	(235,041)	(134,970)	(670,530)

Reserve for loan losses at end of period	$710,117	$1,024,661	$710,117	$1,024,661

        The Company's recorded investment (comprised of a loan's carrying value plus accrued interest) in loans and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
As of September 30, 2011:
Loans	$1,900,885	$2,014,760	$75,130	$3,990,775
Less: Reserve for loan losses	(631,211)	(76,700)	(2,206)	(710,117)

Total	$1,269,674	$1,938,060	$72,924	$3,280,658

As of December 31, 2010:
Loans	$2,296,599	$3,034,310	$75,907	$5,406,816
Less: Reserve for loan losses	(692,610)	(120,200)	(1,815)	(814,625)

Total	$1,603,989	$2,914,110	$74,092	$4,592,191

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

        Credit Characteristics—As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands)(1):

	As of
	September 30, 2011		December 31, 2010
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$1,683,232	3.29	$2,394,270	3.48
Subordinate mortgages	192,082	3.22	307,509	3.20
Corporate/Partnership loans	478,134	3.62	685,848	3.76

Total	$2,353,448	3.35	$3,387,627	3.51

Explanatory Note:

(1)
Ratings range from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss.

        The Company's recorded investment in loans as of September 30, 2011, aged by payment status and presented by class, were as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days	Greater Than 90 Days(1)	Total Past Due	Total
Senior mortgages	$1,842,261	$68,147	$1,375,201	$1,443,348	$3,285,609
Subordinate mortgages	215,740	—	—	—	215,740
Corporate/Partnership loans	478,132	—	11,294	11,294	489,426

Total	$2,536,133	$68,147	$1,386,495	$1,454,642	$3,990,775

Explanatory Note:

(1)
All loans with payments more than 90 days past due are classified as non-performing and are on non-accrual status.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

        Impaired Loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of September 30, 2011			As of December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Senior mortgages(2)	$216,852	$217,945	$—	$404,861	$404,126	$—
Corporate/Partnership loans	10,110	10,160	—	10,110	10,160	—

Subtotal	$226,962	$228,105	$—	$414,971	$414,286	$—
With an allowance recorded:
Senior mortgages(2)	$1,602,712	$1,592,418	$(599,472)	$1,834,008	$1,825,150	$(683,948)
Subordinate mortgages	23,657	23,735	(23,657)	—	—	—
Corporate/Partnership loans	64,853	65,140	(10,288)	64,465	64,919	(10,477)

Subtotal	$1,691,222	$1,681,293	$(633,417)	$1,898,473	$1,890,069	$(694,425)
Total:
Senior mortgages	$1,819,564	$1,810,363	$(599,472)	$2,238,869	$2,229,276	$(683,948)
Subordinate mortgages	23,657	23,735	(23,657)	—	—	—
Corporate/Partnership loans	74,963	75,300	(10,288)	74,575	75,079	(10,477)

Total	$1,918,184	$1,909,398	$(633,417)	$2,313,444	$2,304,355	$(694,425)

Explanatory Notes:

(1)
All of the Company's non-accrual loans are considered impaired and included in the table above. In addition, as of September 30, 2011 and December 31, 2010, certain loans modified through troubled debt restructurings with a recorded investment of $280.9 million and $294.3 million, respectively, are also included as impaired loans in accordance with GAAP although they are performing and on accrual status.

(2)
Amount includes impaired loans acquired with deteriorated credit quality.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

        The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011		2010		2011		2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$230,888	$1,788	$645,653	$1,569	$331,478	$31,374	$722,722	$19,856
Subordinate mortgages	—	—	—	—	—	—	1,755	74
Corporate/Partnership loans	10,110	240	21,044	—	10,110	560	31,879	1,310

Subtotal	$240,998	$2,028	$666,697	$1,569	$341,588	$31,934	$756,356	$21,240
With an allowance recorded:
Senior mortgages	$1,583,105	$1,873	$2,195,637	$925	$1,693,366	$5,994	$2,556,167	$4,694
Subordinate mortgages	24,783	—	93,912	46	18,726	—	96,406	107
Corporate/Partnership loans	67,446	81	85,940	—	66,961	250	65,282	—

Subtotal	$1,675,334	$1,954	$2,375,489	$971	$1,779,053	$6,244	$2,717,855	$4,801
Total:
Senior mortgages	$1,813,993	$3,661	$2,841,290	$2,494	$2,024,844	$37,368	$3,278,889	$24,550
Subordinate mortgages	24,783	—	93,912	46	18,726	—	98,161	181
Corporate/Partnership loans	77,556	321	106,984	—	77,071	810	97,161	1,310

Total	$1,916,332	$3,982	$3,042,186	$2,540	$2,120,641	$38,178	$3,474,211	$26,041

        During the nine months ended September 30, 2011, the Company recorded interest income of $26.3 million related to the resolution of certain non-performing loans. Interest income was not previously recorded while the loans were on non-accrual status.

        Troubled Debt Restructurings—The Company's troubled debt restructurings, presented by class, had the following impact to its recorded investment in loans ($ in thousands):

	For the Three Months Ended September 30, 2011			For the Nine Months Ended September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Senior mortgages	3	$65,107	$65,107	7	$191,158	$190,893

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

        Troubled debt restructurings that subsequently defaulted during the period were as follows ($ in thousands):

	For the Three Months Ended September 30, 2011		For the Nine Months Ended September 30, 2011
	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
Senior mortgages	1	$12,257	2	$40,262

        During the three months ended September 30, 2011, the Company restructured three loans that were considered troubled debt restructurings. The Company extended the maturity of two of these loans with a combined recorded investment of $49.3 million, while leaving the interest rate unchanged. The loans have a new weighted average maturity of 0.4 years with conditional extension options in certain cases dependent on pay down hurdles. The Company extended a discounted payoff option on the third loan that is currently classified as non-performing.

        During the nine months ended September 30, 2011, the Company restructured seven loans that were considered troubled debt restructurings. In addition to the three loans modified during the current quarter that are described above, the Company restructured four additional loans in the first half of the year. The Company reduced the rate on three of these loans with a combined recorded investment of $105.7 million, from a combined weighted average rate of 8.3% to 4.7% and extended the loans with a new weighted average maturity of 1.4 years, with conditional extension options in certain cases dependent on pay down hurdles. The Company extended the term of the remaining loan by six months with the interest rate unchanged. In addition, as of September 30, 2011, the Company had $6.1 million of unfunded commitments on modified loans considered troubled debt restructurings.

        For the six loans that were extended, the Company believes the borrowers can perform under the new terms and has classified these loans as performing. Generally when granting financial concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and in some cases lookback features or equity kickers to offset concessions granted should conditions improve.

        The Company's determination of credit losses is impacted by troubled debt restructurings whereby loans that have gone through troubled debt restructurings are considered impaired and assessed for specific reserves and are not included in the Company's assessment of general reserves. Loans previously restructured under troubled debt restructurings that subsequently default are reassessed to incorporate the Company's current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary.

        Encumbered Loans—As of September 30, 2011 and December 31, 2010, loans and other lending investments with a carrying value of $2.12 billion and $2.83 billion, respectively, were pledged as collateral under the Company's secured indebtedness.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 5—Real Estate Held for Investment, net and Other Real Estate Owned

        During the nine months ended September 30, 2011, the Company received title to properties with an aggregate estimated fair value at the time of foreclosure of $192.5 million, in full or partial satisfaction of non-performing mortgage loans for which those properties had served as collateral. Of these, properties with a value of $124.1 million were classified as REHI and $68.4 million were classified as OREO, based on management's current intention to either hold the properties over a longer period or to market them for sale in the near term.

        Real Estate Held for Investment, net—REHI consisted of the following ($ in thousands):

	As of September 30, 2011	As of December 31, 2010
Land held for investment and development	$635,467	$606,083
Operating property
Land	82,266	69,807
Buildings and improvements	250,264	165,025
Less: accumulated depreciation and amortization	(13,351)	(7,855)

Real estate held for investment, net	$954,646	$833,060

        The Company recorded REHI operating income in "Other income" and REHI operating expenses in "Operating costs—REHI and OREO," on its Consolidated Statements of Operations, as follows ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
REHI operating income	$8,207	$5,597	$22,356	$14,111
REHI operating expenses	$12,130	$8,944	$31,422	$21,113

        Other Real Estate Owned—During the nine months ended September 30, 2011, the Company sold OREO assets with a carrying value of $142.8 million. For the three and nine months ended September 30, 2011, the Company recorded net impairment charges to OREO properties totaling $9.3 million and $12.6 million, respectively, and recorded net expenses related to holding costs for OREO properties of $7.7 million and $24.2 million, respectively.

        For the three and nine months ended September 30, 2010, the Company recorded net (recoveries)/impairment charges to OREO properties totaling $(0.4) million and $16.8 million, respectively, and recorded net expenses related to holding costs for OREO properties of $10.2 million and $24.1 million, respectively.

        Encumbered REHI and OREO—As of September 30, 2011 and December 31, 2010, REHI assets with a carrying value of $142.5 million and $28.4 million, respectively, and OREO assets with a carrying value of $163.8 million and $232.1 million, respectively, were pledged as collateral for the Company's secured indebtedness.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 6—Net Lease Assets, net and Assets Held for Sale

        The Company's investments in net lease assets, at cost, were as follows ($ in thousands):

	As of September 30, 2011	As of December 31, 2010
Buildings and improvements	$1,619,747	$1,651,998
Land and land improvements	448,153	454,925
Less: accumulated depreciation	(340,978)	(322,414)

Net lease assets, net	$1,726,922	$1,784,509

Assets held for sale	$33,759	$—

        During the three months ended September 30, 2011, the Company realized $22.2 million of the gain previously deferred as part of its June 2010 sale of a portfolio of 32 net lease assets. At the time of sale, the Company had reduced its gain on sale and recorded a liability based upon certain contingent obligations, which have now been fully resolved. The gain has been recorded in "Gain from discontinued operations" on the Company's Consolidated Statements of Operations for the three and nine months ended September 30, 2011.

        The Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements were $6.1 million and $17.6 million for the three and nine months ended September 30, 2011, respectively, and $6.2 million and $23.9 million for the three and nine months ended September 30, 2010, respectively. Of these amounts, $5.8 million and $18.0 million for the three and nine months ended September 30, 2010, respectively, were included as a reduction of "Operating costs—net lease assets," and the remainder in 2010 was included in "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations.

        During the nine months ended September 30, 2010, the Company sold net lease assets with carrying values of $1.17 billion, which resulted in initial gains of $270.4 million. In addition, for the three and nine months ended September 30, 2010, the Company recorded impairment charges on net lease assets of $5.7 million and $6.1 million, respectively, of which $1.5 million and $1.9 million, respectively, were included in "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations.

        Allowance for doubtful accounts—As of September 30, 2011 and December 31, 2010, the total allowance for doubtful accounts related to tenant receivables, including deferred operating lease income receivable, was $3.0 million and $1.4 million, respectively.

        Encumbered Net Lease Assets—As of September 30, 2011 and December 31, 2010, net lease assets with a carrying value of $1.20 billion and $1.02 billion, respectively, were encumbered with mortgages or pledged as collateral for the Company's secured indebtedness.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Other Investments

        Other investments primarily consists of equity method investments. The Company's other investments and its proportionate share of results for equity method investments were as follows ($ in thousands):

			Equity in earnings
	Carrying value as of		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	September 30, 2011	December 31, 2010
			2011	2010	2011	2010
Oak Hill(1)	$162,679	$176,364	$1,078	$2,217	$8,788	$10,707
LNR	142,984	122,176	12,509	2,336	36,572	2,336
Madison Funds	114,581	92,265	(941)	1,398	7,016	7,452
Other equity method investments	190,417	131,418	(1,829)	572	2,505	11,208

Total equity method investments	$610,661	$522,223	$10,817	$6,523	$54,881	$31,703

Other	10,506	10,135

Total other investments	$621,167	$532,358

Explanatory Note:

(1)
Subsequent to quarter end, the Company sold a substantial portion of its interests in Oak Hill. See Note 18 for further details.

        During the nine months ended September 30, 2011, the Company received an equity interest of $45.4 million in an entity that received title to a property previously serving as collateral for a loan investment of the Company.

        Encumbered Other Investments—As of September 30, 2011, other investments with a carrying value of $44.4 million were pledged as collateral for the Company's secured indebtedness.

Summarized Financial Information

        LNR—The Company owns approximately 24% of the outstanding equity of LNR and the Company's chairman and chief executive officer is the chairman of LNR's board of directors. The following table represents investee level summarized financial information for LNR ($ in thousands)(1):

	For the Three Months Ended June 30, 2011(2)	For the Nine Months Ended June 30, 2011(2)
Income Statement
Total revenue	$73,167	$155,877
Net income attributable to LNR	$52,171	$152,537

	As of June 30, 2011	As of September 30, 2010
Balance Sheet
Total assets(1)	$1,307,568	$1,189,438
Total liabilities(1)	$601,117	$724,311
Noncontrolling interests	$43,487	$37,092
LNR Property Corporation equity	$662,964	$428,035

Explanatory Notes:

(1)
LNR consolidates certain commercial mortgage-backed securities and collateralized debt obligation trusts that are considered VIEs, and for which it is the primary beneficiary, that have been excluded from the amounts presented

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Other Investments (Continued)

  above. As of June 30, 2011 and September 30, 2010, the assets of these trusts which aggregate approximately $138.80 billion and $142.39 billion, respectively, are the sole source of repayment of the related liabilities, which aggregate approximately $138.54 billion and $141.99 billion, respectively, which are non-recourse to LNR and its equity holders, including the Company.

(2)
The Company records its investment in LNR on a one quarter lag, therefore, amounts in the Company's financial statements for the three and nine months ended September 30, 2011 are based on balances and results from LNR for the three and nine months ended June 30, 2011.

Note 8—Other Assets and Other Liabilities

        Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	September 30, 2011	December 31, 2010
Deferred financing fees, net(1)	$25,250	$5,527
Net lease in-place lease intangibles, net(2)	18,700	24,469
Other receivables	12,078	13,521
Leasing costs, net(3)	11,958	8,267
Corporate furniture, fixtures and equipment, net(4)	9,453	11,016
Prepaid expenses	8,658	5,265
Loan receivables	7,835	—
Other assets	28,698	17,463

Deferred expenses and other assets, net	$122,630	$85,528

Explanatory Notes:

(1)
During the nine months ended September 30, 2011, in connection with the Secured Credit Facility, the Company recorded deferred financing fees of $33.3 million (see Note 9). Accumulated amortization of deferred financing fees was $10.3 million and $21.1 million as of September 30, 2011 and December 31, 2010, respectively.

(2)
Represents unamortized finite lived intangible assets related to the prior acquisition of net lease assets. Accumulated amortization on net lease intangibles was $31.7 million and $26.6 million as of September 30, 2011 and December 31, 2010, respectively. Amortization expense related to these assets was $1.7 million and $5.1 million, for the three and nine months ended September 30, 2011, respectively, and $1.6 million and $4.8 million, for the three and nine months ended September 30, 2010, respectively.

(3)
Accumulated amortization on leasing costs was $5.0 million and $5.3 million as of September 30, 2011 and December 31, 2010, respectively.

(4)
Accumulated depreciation on corporate furniture, fixtures and equipment was $7.6 million and $7.2 million as of September 30, 2011 and December 31, 2010, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Other Assets and Other Liabilities (Continued)

        Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	September 30, 2011	December 31, 2010
Accrued expenses	$45,840	$19,800
Accrued interest payable	41,658	38,143
Deferred tax liabilities	18,804	13,729
Property taxes payable	13,766	5,880
Security deposits and other investment deposits	12,169	2,874
Unearned operating lease income	9,222	10,423
Other liabilities	12,636	43,573

Accounts payable, accrued expenses and other liabilities	$154,095	$134,422

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net

        As of September 30, 2011 and December 31, 2010, the Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of
	September 30, 2011	December 31, 2010	Stated Interest Rates	Scheduled Maturity Date
Secured credit facilities:
Tranche A-1 Facility	$1,071,332	$—	LIBOR + 3.75%(1)	June 2013
Tranche A-2 Facility	1,450,000	—	LIBOR + 5.75%(1)	June 2014
Line of credit	—	618,883	LIBOR + 1.50%	June 2011
Line of credit	—	334,180	LIBOR + 1.50%	June 2012
Unsecured credit facilities:
Line of credit	—	501,405	LIBOR + 0.85%	June 2011
Line of credit	243,709	243,819	LIBOR + 0.85%	June 2012

Total credit facilities	$2,765,041	$1,698,287
Secured term loans:
Collateralized by loans, net lease, REHI and OREO assets	$—	$1,055,000	LIBOR + 1.50%	June 2011
Collateralized by loans, net lease, REHI and OREO assets	—	612,222	LIBOR + 1.50%	June 2012
Collateralized by net lease assets	309,537	190,223	5.05% - 7.68%	Various through 2026

Total secured term loans	$309,537	$1,857,445
Secured notes:
10.0% senior notes	$—	$312,329	10.0%	June 2014
Unsecured notes:
5.80% senior notes	—	107,766	5.80%	March 2011
5.125% senior notes	—	96,916	5.125%	April 2011
5.65% senior notes	—	196,593	5.65%	September 2011
5.15% senior notes	288,521	322,006	5.15%	March 2012
5.50% senior notes	102,345	102,345	5.50%	June 2012
LIBOR + 0.50% senior convertible notes(2)	787,750	787,750	LIBOR + 0.50%	October 2012
8.625% senior notes	501,701	501,701	8.625%	June 2013
5.95% senior notes	448,453	448,453	5.95%	October 2013
6.5% senior notes	67,055	67,055	6.5%	December 2013
5.70% senior notes	200,601	200,601	5.70%	March 2014
6.05% senior notes	105,765	105,765	6.05%	April 2015
5.875% senior notes	261,403	261,403	5.875%	March 2016
5.85% senior notes	99,722	99,722	5.85%	March 2017

Total unsecured notes	$2,863,316	$3,298,076
Other debt obligations	100,000	100,000	LIBOR + 1.5%	October 2035

Total debt obligations	$6,037,894	$7,266,137
Debt premiums/(discounts), net(2)(3)	(42,844)	79,296

Total debt obligations, net	$5,995,050	$7,345,433

Explanatory Notes:

(1)
These loans each have a LIBOR floor of 1.25%. As of September 30, 2011, inclusive of the floors, the Tranche A-1 Facility and Tranche A-2 Facility loans incurred interest at a rate of 5.00% and 7.00%, respectively.

(2)
The Company's convertible senior floating rate notes due October 2012 ("Convertible Notes") are convertible at the option of the holders into 22.2 shares per $1,000 principal amount of Convertible Notes (reflecting a conversion price of $45.05), on or after August 15, 2012, or prior to that date if certain conditions are met. None of the conversion conditions have been met as of

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net (Continued)

  September 30, 2011. As of September 30, 2011, the unamortized discount on these notes was $13.3 million and the net carrying amount of the liability was $774.5 million. For the three and nine months ended September 30, 2011, the Company recognized interest expense on the convertible notes of $4.4 million and $13.3 million, respectively, of which $2.9 million and $8.6 million, respectively, related to the amortization of the debt discount.

(3)
As of September 30, 2011, includes unamortized original issue debt discounts of $26.2 million associated with the Secured Credit Facility completed in March 2011.

        Future Scheduled Maturities—As of September 30, 2011, future scheduled maturities of outstanding long-term debt obligations, net are as follows ($ in thousands)(1):

2011 (remaining three months)	$14,122
2012	1,743,657
2013	1,971,319
2014	1,552,198
2015	105,765
Thereafter	650,833

Total principal maturities	$6,037,894
Unamortized debt discounts, net	(42,844)

Total long-term debt obligations, net	$5,995,050

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

        The Secured Credit Facility is collateralized by a first lien on a fixed pool of assets consisting of loan, net lease, OREO and REHI assets. Proceeds from principal repayments and sales of collateral are applied to amortize the Secured Credit Facility. Proceeds received for interest, rent, lease payments, fee income and, under certain circumstances, additional amounts funded on assets serving as collateral are retained by the Company. The Tranche A-1 Facility requires that aggregate cumulative amortization payments of not less than $200.0 million shall be made on or before December 30, 2011, not less than $450.0 million on or before June 30, 2012, not less than $750.0 million on or before December 31, 2012 and not less than $1.50 billion on or before June 28, 2013. The Tranche A-2 Facility will begin amortizing six months after the repayment in full of the Tranche A-1 Facility, such that not less than $150.0 million of cumulative amortization payments shall be made on or before the six month anniversary of repayment of the A-1

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net (Continued)

Facility, with additional amortization payments of $150.0 million due on or before each six month anniversary thereafter, with any unpaid principal amounts due at maturity in June 2014.

        During the nine months ended September 30, 2011, the Company used proceeds from principal repayments and sales of collateral to repay $428.7 million of its Tranche A-1 Facility. These repayments exceeded the $200.0 million amortization requirement for December 30, 2011 and have reduced the cumulative amortization payments due on or before June 30, 2012 to $21.3 million. Repayments of debt prior to maturity have resulted in losses on early extinguishment of debt of $3.3 million and $10.5 million, respectively, for the three and nine months ended September 30, 2011, related to the acceleration of discounts and unamortized deferred financing fees on the portion of debt that was repaid.

        During the nine months ended September 30, 2011, the Company received $9.1 million pursuant to an agreement with a holder of the Company's previously outstanding secured credit facilities. The amount effectively reduced the par value that was repaid to the debtholder and was accounted for under ASC 470-60, resulting in $3.7 million being recognized during the nine months ended September 30, 2011, as a gain on extinguishment of debt. As the same lender participated in the new Secured Credit Facility, the remaining amount was recorded as a premium to that facility and will serve to reduce a portion of future interest expense through its maturity.

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

        In March 2011, the Company refinanced its maturing $47.7 million outstanding principal balance secured term loan. In addition, during June 2011, the Company entered into an additional $4.6 million secured term loan. These loans bear interest at LIBOR + 4.50%, mature in 2014 and are cross-collateralized by the same net lease assets. Simultaneously with the financings, the Company entered into interest rate swaps to exchange the variable rates on the notes for fixed interest rates (see Note 10).

        Secured Notes—In January 2011, the Company fully redeemed the $312.3 million remaining principal balance of its 10% senior secured notes due June 2014. In connection with this redemption, the Company recorded a gain on early extinguishment of debt of $109.0 million in its Consolidated Statement of Operations for the nine months ended September 30, 2011.

        Unsecured Notes—During the nine months ended September 30, 2011, the Company repaid, upon maturity, the $170.4 million outstanding principal balance of its 5.65% senior unsecured notes, the $96.9 million outstanding principal balance of its 5.125% senior unsecured notes and the $107.8 million outstanding principal balance of its 5.80% senior unsecured notes.

        In addition, during the nine months ended September 30, 2011, the Company repurchased $59.6 million par value of its senior unsecured notes with various maturities ranging from September 2011 to March 2012. In connection with these repurchases, the Company recorded an aggregate gain on early extinguishment of debt of $0.1 million for both the three and nine months ended September 30, 2011.

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

        The Company's Secured Credit Facility contains cross default provisions that would allow the lenders to declare an event of default and accelerate the Company's indebtedness to them if the Company fails to pay amounts due in respect of its other recourse indebtedness in excess of specified thresholds or if the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. The indentures governing the Company's unsecured public debt securities permit the bondholders to declare an event of default and accelerate the Company's indebtedness to them if the Company's other recourse indebtedness in excess of specified thresholds is not paid at final maturity or if such indebtedness is accelerated.

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 10—Derivatives (Continued)

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 ($ in thousands):

	Derivative Assets				Derivative Liabilities
	As of September 30, 2011		As of December 31, 2010		As of September 30, 2011		As of December 31, 2010
Derivative	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other Assets	$1,650	Other Assets	$—	Other Liabilities	$1,202	Other Liabilities	$223
Cash flow interest rate swap	Other Assets	—	Other Assets	—	Other Liabilities	1,179	Other Liabilities	—

Total		$1,650		$—		$2,381		$223

        The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Recognized in Earnings (Ineffective Portion)
For the Three Months Ended September 30, 2011:
Cash flow interest rate swap	Accumulated Other Comprehensive Income	$(529)	$(181)	N/A
For the Nine Months Ended September 30, 2011:
Cash flow interest rate swap	Accumulated Other Comprehensive Income	$(1,530)	$(353)	N/A

		Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not Designated in Hedging Relationships		2011	2010	2011	2010
Foreign Exchange Contracts	Other Expense	$21,152	$(2,109)	$12,259	$(908)

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 10—Derivatives (Continued)

        The following table presents the Company's foreign currency derivatives outstanding as of September 30, 2011 ($ in thousands):

Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity
Sells EUR/Buys USD Forward	€141,500	$189,937	December 2011
Sells GBP/Buys USD Forward	£50,110	$78,308	December 2011
Sells CAD/Buys USD Forward	CAD 52,941	$50,745	December 2011

        Qualifying Cash Flow Hedges—During the nine months ended September 30, 2011, the Company entered into interest rate swaps to convert its variable rate debt to fixed rate. The following table presents the Company's interest rate swaps outstanding as of September 30, 2011 ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Maturity
Interest rate swap	$47,731	LIBOR + 4.50%	6.11%	March 2014
Interest rate swap	$4,575	LIBOR + 4.50%	5.575%	June 2014

        Over the next 12 months, the Company expects that $0.9 million of expense and $0.7 million of income related to the qualifying cash flow hedges and previously terminated cash flow hedges, respectively, will be reclassified from Accumulated other comprehensive income into earnings.

        Credit risk-related contingent features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

        In connection with its foreign currency derivatives, as of September 30, 2011, the Company has posted collateral of $13.1 million, which is included in "Restricted cash" on the Company's Consolidated Balance Sheets.

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

        The Company saw signs of an economic recovery during 2010 and early 2011, including some improvements in the commercial real estate market and capital markets. These conditions resulted in reduced additions to non-performing loans, reductions in provisions for loan losses and increased levels of liquidity to fund operations, which allowed the Company to complete the Secured Credit Facility in March of 2011. The current volatility within the capital markets and commercial real estate market continues to

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 11—Commitments and Contingencies (Continued)

have an effect on the Company's operations, primarily evidenced by continuing elevated levels of non-performing assets and limited access to liquidity. Additionally, improvement in the Company's financial condition and operating results and its ability to generate future liquidity, are dependent on a sustained economic recovery, which cannot be predicted with certainty.

        As of September 30, 2011, the Company had $1.76 billion of debt maturing and minimum required amortization payments due on or before December 31, 2012. The Company had $217.0 million of unrestricted cash outstanding at quarter-end and its capital sources in the coming year will primarily include loan repayments, proceeds from strategic asset sales and may include debt refinancings and equity capital raising transactions. However, the timing and amounts of proceeds from asset repayments and sales, and the Company's ability to consummate debt refinancings and equity capital raising transactions are subject to factors outside its control and cannot be predicted with certainty. The Company's plans are dynamic and it may adjust its plans in response to changes in its expectations and changes in market conditions. The Company would be materially adversely affected if it is unable to repay or refinance its debt as it comes due.

        Unfunded Commitments—As of September 30, 2011, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that it approves all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans	Net Lease Assets	Strategic Investments	Total
Performance-Based Commitments	$57,568	$9,880	$—	$67,448
Discretionary Fundings	155,574	—	—	155,574
Other	—	—	30,493	30,493

Total	$213,142	$9,880	$30,493	$253,515

Note 12—Equity

        Preferred Stock—The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of September 30, 2011 and December 31, 2010:

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

(2)
The Company declared and paid dividends aggregating $6.0 million, $8.3 million, $5.8 million, $4.6 million and $7.0 million on its Series D, E, F, G, and I preferred stock, respectively, during the nine months ended September 30, 2011. There are no dividend arrearages on any of the preferred shares currently outstanding.

        Dividends—In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes. The Company has recorded net operating losses and may record net operating losses in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may be required to borrow to make sufficient dividend payments. The Company's Secured Credit Facility permits the Company to distribute 100% of its REIT taxable income on an annual basis, for so long as the Company maintains its qualification as a REIT. The Secured Credit Facility restricts the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any Common Stock dividends for the nine months ended September 30, 2011 and 2010.

        Stock Repurchase Programs—On August 8, 2011, the Company's Board of Directors authorized the repurchase of up to $65.0 million of its Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans.

        During the nine months ended September 30, 2011, the Company repurchased 12.3 million shares of its outstanding Common Stock for approximately $78.8 million, at an average cost of $6.40 per share, and repurchases were recorded at cost. As of September 30, 2011, the Company had $0.6 million of Common Stock available to repurchase under its Board authorized stock repurchase programs.

Note 13—Stock-Based Compensation Plans and Employee Benefits

        Stock-based Compensation—The Company recorded stock-based compensation expense of $7.2 million and $15.6 million for the three and nine months ended September 30, 2011, respectively, and $3.9 million and $13.6 million for the three and nine months ended September 30, 2010, respectively, in "General and administrative" on the Company's Consolidated Statements of Operations. As of September 30, 2011, there was $28.1 million of total unrecognized compensation cost related to all unvested restricted stock units. That cost is expected to be recognized over a weighted average remaining

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Stock-Based Compensation Plans and Employee Benefits (Continued)

vesting/service period of 0.77 years. As of September 30, 2011, an aggregate of 3.3 million shares remain available for issuance pursuant to future awards under the Company's 2006 and 2009 Long-Term Incentive Plans.

Restricted Stock Units

        2011 Awards—During the nine months ended September 30, 2011, the Company granted 721,257 service-based restricted stock units to employees with original vesting terms ranging from two to three years. Unit holders will receive shares of the Company's Common Stock in the amount of the units granted, net of statutory minimum tax withholdings, if and when the units vest. As of September 30, 2011, 720,057 of the awards remain outstanding. These awards carry dividend equivalent rights that entitle the holder to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock. The aggregate grant date fair value of these awards was $6.3 million.

        Other Outstanding Awards—In addition to the awards granted in 2011, noted above, the following awards remained outstanding as of September 30, 2011:

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

  •
  806,518 performance-based restricted stock units granted to the Company's Chairman and Chief Executive Officer that represent the right to receive an equivalent number of shares of the Company's Common Stock. The unit holder will receive shares of the Company's Common Stock in the amount of the units granted, net of statutory minimum tax withholdings, if and when the units vest. The performance-based units will cliff vest on March 2, 2012 if certain performance and service conditions have been achieved, relating to reductions in the Company's general and administrative expenses, retirement of debt and continued employment. The performance conditions were satisfied during the year ended December 31, 2010, therefore, vesting is now based solely on continued employment through March 2, 2012. Since the performance conditions have been achieved, these units now carry dividend equivalent rights that entitle the holder to receive dividend payments, if and when dividends are paid on shares of the Company's Common Stock.

  •
  8,305,000 market-condition based restricted stock units granted to executives and other officers of the Company on December 19, 2008. These units will vest in one installment on January 1, 2012 if the Common Stock achieves a price of $10.00 or more (average NYSE closing price over 20 consecutive trading days) prior to December 19, 2011 and the employee is thereafter employed on the vesting date. If this price target is achieved, the units will thereafter be entitled to dividend equivalent payments as dividends are paid on the Company's Common Stock. Upon vesting of these units, holders will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum tax withholdings. The Company modified the terms of these restricted stock units (the "Original Units") to provide that if the remaining share price target of

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Stock-Based Compensation Plans and Employee Benefits (Continued)

    $10.00 has not been met before December 19, 2011, a portion of the Original Units (the "Amended Units") will become eligible for future vesting if extended service period requirements are met. The number of Amended Units will be equal to 75% of the Original Units granted to an employee less, in the case of each executive level employee, the number of restricted stock units granted to the executive in March 2011. The Amended Units will vest ratably on each of January 1, 2012, 2013 and 2014, so long as the employee remains employed by the Company on the vesting dates. The amendment is expected to result in additional estimated non-cash expense of approximately $14.9 million which will be recognized over the extended service period through January 1, 2014. If the $10 price target is met prior to December 19, 2011, the remaining unamortized expense will be accelerated and recognized prior to the end of 2011. The incremental expense was measured based on the fair value of the modified award in excess of the fair value of the original award measured immediately before the terms were modified based on current assumptions. The estimated expense is based upon a number of assumptions and the actual expense could vary from the estimate if the actual experience regarding, among other things, forfeiture and vesting is different from the assumptions.

  •
  2,000,000 market-condition based restricted stock units contingently awarded to the Company's Chairman and Chief Executive Officer on October 9, 2008 and approved by shareholders on May 27, 2009. These units will cliff vest in one installment on October 9, 2011 only if the total shareholder return on the Company's Common Stock is at least 25% per year (compounded at the end of the three year vesting period, including dividends). Total shareholder return will be based on the average NYSE closing prices for the Company's Common Stock for the 20 days prior to: (a) the date of the award on October 9, 2008; and (b) the vesting date. No dividends will be paid on these units prior to vesting. Upon vesting of these units, the holder will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum tax withholdings. Subsequent to quarter end, these units were canceled as the shareholder return target was not achieved. On October 7, 2011, the Company granted 2,000,000 service-based restricted stock units to the Company's Chairman and Chief Executive Officer which will vest in installments of 40% on October 15, 2011 and 30% each on June 15 of 2013 and 2014.

  •
  1,525,000 restricted stock units awarded to certain officers on October 9, 2008, as special retention incentive, which will cliff vest in one installment on October 9, 2011, if the holders are employed on the vesting date. The unvested units are entitled to receive dividend equivalent payments as dividends are paid on shares of the Company's Common Stock. These units all vested subsequent to quarter end and as a result, 997,061 shares were issued to certain officers, after deducting the minimum required shares for statutory withholding taxes.

  •
  61,330 service-based restricted stock units granted to employees with original vesting terms ranging from three to five years that are entitled to be paid dividends as dividends are paid on shares of the Company's Common Stock.

        The fair value of the modified December 19, 2008 market-condition based restricted stock units, were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Stock-Based Compensation Plans and Employee Benefits (Continued)

Company's Common Stock. The following assumptions were used to estimate the fair value of this market-condition based award:

Valued As of July 1, 2011
Risk-free interest rate	0.092%
Expected stock price volatility	57.75%
Expected annual dividend	—

        Stock Options—As of September 30, 2011, the Company had 44,296 stock options outstanding and exercisable with a weighted average strike price of $29.82 and a weighted average remaining contractual life of 0.66 years.

        Common Stock Equivalents ("CSEs")—During the nine months ended September 30, 2011, the Company awarded to Directors 61,160 CSEs with a service vesting period ending in May 2012. These CSEs pay dividends in an amount equal to the dividends paid on the equivalent number of shares of the Company's Common Stock from the date of grant, as and when dividends are paid on the Common Stock. The aggregate grant date fair value of these awards was $0.5 million. As of September 30, 2011, 343,118 CSEs granted to Directors remained outstanding and had an aggregate intrinsic value of $2.0 million.

        During the nine months ended September 30, 2011, the Company's Board of Directors decided pursuant to the terms of the non-employee directors deferral plan to require settlement of CSEs in shares of the Company's Common Stock, thereby eliminating the cash settlement option. This modification converted these liability-based awards to equity awards and as such, the Company reclassified $2.4 million from "Accounts payable, accrued expenses and other liabilities" to "Additional paid-in capital" during the nine months ended September 30, 2011.

        401(k) Plan—The Company made gross contributions to its 401(k) Plan of approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2011, respectively, and $0.1 million and $0.9 million for the three and nine months ended September 30, 2010, respectively.

Note 14—Earnings Per Share

        The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Income (loss) from continuing operations	$(77,911)	$(78,950)	$(19,476)	$(151,780)
Net (income) loss attributable to noncontrolling interests	1,002	(858)	558	(857)
Preferred dividends	(10,580)	(10,580)	(31,740)	(31,740)

Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security holders	$(87,489)	$(90,388)	$(50,658)	$(184,377)

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 14—Earnings Per Share (Continued)

        Earnings per share allocable to common shares and HPU shares are calculated as follows ($ in thousands, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(84,754)	$(87,722)	$(49,127)	$(178,958)
Income (loss) from discontinued operations	1,019	(101)	483	19,870
Gain from discontinued operations	21,504	4,292	21,527	262,421

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(62,231)	$(83,531)	$(27,117)	$103,333

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	87,951	93,370	91,020	93,556

Basic and diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(0.96)	$(0.94)	$(0.55)	$(1.91)
Income (loss) from discontinued operations	0.01	—	0.01	0.21
Gain from discontinued operations	0.24	0.05	0.24	2.80

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(0.71)	$(0.89)	$(0.30)	$1.10

Earnings allocable to High Performance Units:
Numerator for basic and diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(2,735)	$(2,666)	$(1,531)	$(5,419)
Income (loss) from discontinued operations	33	(3)	15	603
Gain from discontinued operations	694	130	671	7,961

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(2,008)	$(2,539)	$(845)	$3,145

Denominator for basic and diluted earnings per HPU share:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15	15	15

Basic and diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(182.34)	$(177.74)	$(102.06)	$(361.26)
Income (loss) from discontinued operations	2.20	(0.20)	1.00	40.20
Gain from discontinued operations	46.27	8.67	44.73	530.73

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(133.87)	$(169.27)	$(56.33)	$209.67

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 14—Earnings Per Share (Continued)

        For the three and nine months ended September 30, 2011 and 2010, the following shares were anti-dilutive (in thousands):

	For the Three and Nine Months Ended September 30,
	2011	2010
Joint venture shares	298	298
Stock options	44	143

Note 15—Comprehensive Income (Loss)

        The statement of comprehensive income (loss) attributable to iStar Financial, Inc. is as follows ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(54,661)	$(74,632)	$3,220	$139,075
Other comprehensive income:
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization	—	—	—	(4,206)
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization	(178)	79	(531)	(340)
Unrealized gains/(losses) on available-for-sale securities	(129)	36	499	76
Unrealized gains/(losses) on cash flow hedges	(284)	—	(877)	—
Unrealized gains/(losses) on cumulative translation adjustment	(922)	1,780	808	352

Comprehensive income (loss)	$(56,174)	$(72,737)	$3,119	$134,957
Net (income) loss attributable to noncontrolling interests	1,002	(858)	558	(857)

Comprehensive income (loss) attributable to iStar Financial Inc.	$(55,172)	$(73,595)	$3,677	$134,100

        Accumulated other comprehensive income reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	September 30, 2011	December 31, 2010
Unrealized gains on available-for-sale securities	$697	$198
Unrealized gains on cash flow hedges	1,949	3,357
Unrealized losses on cumulative translation adjustment	(1,138)	(1,946)

Accumulated other comprehensive income	$1,508	$1,609

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

        The following table summarizes the Company's assets and liabilities for which fair value adjustments were recorded as of the end of the respective periods ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2011:
Recurring basis:
Financial Assets:
Marketable securities—equity securities	$434	$434	$—	$—
Derivative assets	$1,650	$—	$1,650	$—
Financial Liabilities:
Derivative liabilities	$2,381	$—	$2,381	$—
Non-recurring basis:
Financial Assets:
Impaired loans	$214,760	$—	$—	$214,760
Non-financial Assets:
Impaired OREO	$55,325	$—	$—	$55,325

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

        The carrying and estimated fair values of financial instruments were as follows ($ in thousands)(1):

	As of September 30, 2011		As of December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Loans and other lending investments, net	$3,283,725	$3,140,431	$4,587,352	$4,256,663
Financial liabilities:
Debt obligations, net	$5,995,050	$5,569,033	$7,345,433	$6,767,968

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

        The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Real Estate Lending	Net Leasing	Real Estate Investment	Corporate/ Other(1)	Company Total
Three months ended September 30, 2011:
Total revenue(2)	$47,290	$41,369	$8,207	$494	$97,360
Earnings (loss) from equity method investments	—	650	(1,267)	11,434	10,817
Operating costs	(1,382)	(5,048)	(19,792)	(2,592)	(28,814)
Interest expense	(41,858)	(22,915)	(20,387)	(6,617)	(91,777)
General and administrative(3)	(4,801)	(2,628)	(2,338)	(10,058)	(19,825)

Segment profit (loss)(4)	$(751)	$11,428	$(35,577)	$(7,339)	$(32,239)
Other significant non-cash items:
Provision for loan losses	$9,232	$—	$—	$—	$9,232
Impairment of assets	$—	$650	$9,262	$—	$9,912
Depreciation and amortization	$—	$13,544	$761	$509	$14,814
Capitalized expenditures	$—	$6,237	$18,949	$—	$25,186
Three months ended September 30, 2010(5):
Total revenue(2)	$86,464	$40,471	$5,597	$765	$133,297
Earnings from equity method investments	—	605	—	5,918	6,523
Operating costs	(1,691)	(5,226)	(19,111)	(2,528)	(28,556)
Interest expense	(46,109)	(15,536)	(12,147)	(3,494)	(77,286)
General and administrative(3)	(6,489)	(2,186)	(1,709)	(9,972)	(20,356)

Segment profit (loss)(4)	$32,175	$18,128	$(27,370)	$(9,311)	$13,622
Other signficant non-cash items:
Provision for loan losses	$78,414	$—	$—	$—	$78,414
Impairment of assets	$—	$4,202	$(370)	$—	$3,832
Depreciation and amortization	$—	$13,262	$1,373	$611	$15,246
Capitalized expenditures	$—	$2,395	$7,593	$—	$9,988

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 17—Segment Reporting (Continued)

	Real Estate Lending	Net Leasing	Real Estate Investment	Corporate/ Other(1)	Company Total
Nine months ended September 30, 2011:
Total revenue(2)	$189,273	$123,090	$22,356	$1,589	$336,308
Earnings (loss) from equity method investments	—	1,919	(6,718)	59,680	54,881
Operating costs	(1,697)	(14,303)	(55,582)	(5,459)	(77,041)
Interest expense	(127,105)	(60,837)	(53,080)	(17,161)	(258,183)
General and administrative(3)	(15,750)	(7,538)	(6,577)	(31,590)	(61,455)

Segment profit (loss)(4)	$44,721	$42,331	$(99,601)	$7,059	$(5,490)
Other signficant non-cash items:
Provision for loan losses	$30,462	$—	$—	$—	$30,462
Impairment of assets	$—	$650	$12,643	$872	$14,165
Depreciation and amortization	$—	$40,474	$4,315	$1,565	$46,354
Capitalized expenditures	$—	$11,138	$34,915	$—	$46,053
Nine months ended September 30, 2010(5):
Total revenue(2)	$293,902	$124,760	$14,111	$2,151	$434,924
Earnings from equity method investments	—	1,873	—	29,830	31,703
Operating costs	(9,340)	(11,279)	(45,166)	(3,981)	(69,766)
Interest expense	(166,062)	(34,232)	(36,270)	(10,251)	(246,815)
General and administrative(3)	(20,145)	(7,855)	(4,400)	(30,572)	(62,972)

Segment profit (loss)(4)	$98,355	$73,267	$(71,725)	$(12,823)	$87,074
Other signficant non-cash items:
Provision for loan losses	$277,242	$—	$—	$—	$277,242
Impairment of assets	$(3,925)	$4,202	$16,764	$—	$17,041
Depreciation and amortization	$—	$39,907	$3,757	$3,058	$46,722
Capitalized expenditures	$—	$10,108	$18,528	$—	$28,636
As of September 30, 2011:
Total assets(6)	$3,314,539	$1,895,826	$1,708,325	$835,162	$7,753,852
As of December 31, 2010:
Total assets(6)	$4,636,777	$1,915,164	$1,594,859	$1,027,714	$9,174,514

Explanatory Notes:

(1)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company's joint venture investments and strategic investments that are not related to the other reportable segments above, including the Company's equity investment in LNR of $143.0 million and $122.2 million, as of September 30, 2011 and December 31, 2010, respectively, and the Company's share of equity in earnings from LNR of $12.5 million and $36.6 million, for the three and nine months ended September 30, 2011, respectively, and $2.3 million for both the three and nine months ended September 30, 2010. See Note 7 for further details on the Company's investment in LNR and summarized financial information of LNR.

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

(3)
General and administrative excludes stock-based compensation expense of $7.2 million and $15.6 million for the three and nine months ended September 30, 2011, respectively, and $3.9 million and $13.6 million for the three and nine months ended September 30, 2010, respectively.

(4)
The following is a reconciliation of segment profit (loss) to income (loss) from continuing operations ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Segment profit (loss)	$(32,239)	$13,622	$(5,490)	$87,074
Less: Provision for loan losses	(9,232)	(78,414)	(30,462)	(277,242)
Less: Impairment of assets	(9,912)	(3,832)	(14,165)	(17,041)
Less: Stock-based compensation expense	(7,153)	(3,883)	(15,622)	(13,597)
Less: Depreciation and amortization	(14,814)	(15,246)	(46,354)	(46,722)
Add: Income tax (expense) benefit	(1,354)	(722)	(9,731)	(2,557)
Add: Gain (loss) on early extinguishment of debt, net	(3,207)	9,525	102,348	118,305

Income (loss) from continuing operations	$(77,911)	$(78,950)	$(19,476)	$(151,780)

(5)
Prior period presentation has been reclassified to conform with current period presentation.

(6)
Intangible assets included in Net Leasing at September 30, 2011 and December 31, 2010 were $18.7 million and $24.5 million, respectively.

Note 18—Subsequent Events

        On October 25, 2011, the Company sold a substantial portion of its interests in Oak Hill Advisors, L.P. and related entities in an all cash transaction. The transaction was completed in part through sales of interests to an unrelated third party and to the principals of Oak Hill, and in part through a redemption of interests by Oak Hill Advisors, L.P. The Company expects to record a pre-tax gain of approximately $30 million on the carrying value of the investment in the fourth quarter of 2011. Glenn R. August, a director of the Company who was appointed to its board of directors in connection with the Company's acquisition of the Oak Hill interests in 2005, is the president and senior partner of Oak Hill Advisors, L.P. and acquired a portion of the interests in the transaction.

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

Executive Overview

        For the quarter ended September 30, 2011, we incurred a net loss of $53.6 million, compared to a net loss of $75.5 million for the same period last year. The year-over-year improvement is due to a lower loan loss provision and impairments of $19.1 million in the current quarter, compared to $83.8 million in the same period last year, as well as a $22.2 million gain from discontinued operations previously deferred as part of the June 2010 sale of a portfolio of 32 net lease assets. The improvement was partially offset due to lower revenue of $97.4 million compared to $133.3 million in the same period last year, as well as higher interest expense of $91.8 million compared to $77.3 million in the prior year end. Increased interest costs from our senior secured credit facility will continue to impact our future earnings.

        From a credit perspective, the provision for loan losses and the risk ratings of our performing loan and net lease portfolios continued to trend lower relative to the prior year. Our balance of non-performing loans decreased to $1.02 billion at quarter-end, compared to $1.07 billion in the preceding quarter, and we also experienced a reduction in loans on our watch list. During the quarter, transfers of assets into REHI and OREO were offset by OREO condominium unit sales, which left the combined balance in these portfolios at $1.62 billion at quarter-end as compared to $1.59 billion at June 30, 2011. We continue our intensive asset management work on repositioning assets within these portfolios as we seek to maximize their value. The costs of carrying and repositioning these assets, net of REHI revenues, totaled $11.6 million in the quarter ended September 30, 2011.

        During the quarter we generated $318.2 million of proceeds from our portfolio which, together with cash on hand, enabled us to retire $402.5 million of debt, including $183.8 million on the A-1 Tranche of our secured credit facility and the repurchase of $48.3 million par value of our senior unsecured notes. As of September 30, 2011, we had $1.76 billion of debt maturing and minimum required amortization payments due on or before December 31, 2012. During the quarter we repurchased approximately 13.0% of our outstanding common shares, or 12.1 million shares for $77.0 million, increasing our book value per share. In addition, we funded a total of $55.1 million of investments. We had $217.0 million of unrestricted cash outstanding at quarter-end. We expect that our capital sources in the coming year will primarily include loan repayments and proceeds from strategic asset sales, and may include proceeds from debt refinancings and equity capital raising transactions.

        In the near term, we expect that new investments will be limited relative to expected repayments and that we will continue to use excess proceeds primarily to deleverage, thereby further strengthening the balance sheet and reducing our asset base. Improvement in our financial condition and operating results, as well as our ability to generate future liquidity, are dependent on a sustained economic recovery, which cannot be predicted with certainty.

Results of Operations for the Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010

	For the Three Months Ended September 30,
	2011	2010	$ Change	% Change
	($ in thousands)
Interest income	$45,851	$84,210	$(38,359)	(46)%
Operating lease income	41,369	40,471	898	2%
Other income	10,140	8,616	1,524	18%

Total revenue	$97,360	$133,297	$(35,937)	(27)%

Interest expense	$91,777	$77,286	$14,491	19%
Operating costs—net lease assets	5,048	5,226	(178)	(3)%
Operating costs—REHI and OREO	19,792	19,111	681	4%
Depreciation and amortization	14,814	15,246	(432)	(3)%
General and administrative	26,978	24,239	2,739	11%
Provision for loan losses	9,232	78,414	(69,182)	(88)%
Impairment of assets	9,912	3,832	6,080	>100%
Other expense	3,974	4,219	(245)	(6)%

Total costs and expenses	$181,527	$227,573	$(46,046)	(20)%

Gain (loss) on early extinguishment of debt, net	(3,207)	9,525	(12,732)	>(100)%
Earnings from equity method investments	10,817	6,523	4,294	66%
Income tax (expense) benefit	(1,354)	(722)	(632)	88%
Income (loss) from discontinued operations	1,052	(104)	1,156	>100%
Gain from discontinued operations	22,198	4,422	17,776	>100%

Net income (loss)	$(54,661)	$(74,632)	$19,971	27%

        Revenue—The decrease in interest income is primarily due to a decline in the average balance of performing loans to $2.42 billion for the three months ended September 30, 2011 from $3.87 billion for the three months ended September 30, 2010. The decrease in performing loans was primarily due to loan repayments and sales as well as performing loans moving to non-performing status (see Risk Management below).

        Operating lease income recognized on net lease assets increased primarily due to new tenant leases entered into during the past year.

        The increase in other income was primarily driven by an increase in operating income from additional REHI assets acquired during the last twelve months, and slightly offset by less loan prepayment penalties received.

        Costs and expenses—Total costs and expenses decreased primarily due to lower provisions for loan losses resulting from fewer loans moving to non-performing status and a lower overall balance of non-performing loans during the three months ended September 30, 2011 as compared to the same period in 2010. Additionally, repayments and sales of performing loans resulted in a reduction in the required general loan loss reserve. (See Risk Management below.)

        Offsetting the decline were increases in interest expense, impairment of assets and general and administrative expenses. Interest expense increased primarily due to higher interest rates on our Secured Credit Facility entered into during 2011, partially offset by lower average outstanding borrowings. Our weighted average effective cost of debt increased to 5.74% for the three months ended September 30, 2011 as compared to 3.57% during the same period in 2010. The average outstanding balance of our debt declined to $6.26 billion for the three months ended September 30, 2011 from $8.48 billion for the three months ended September 30, 2010.

        Impairment of assets recorded in each period related to OREO assets that were sold or marked to market based on changing market conditions.

        The increase in general and administrative expenses was primarily due to additional stock-based compensation expense resulting from the modification of our December 19, 2008 restricted stock units. See Note 13 of the Notes to the Consolidated Financial Statements for further details on the modification of the December 19, 2008 awards.

        Gain (loss) on early extinguishment of debt, net—During the third quarter of 2011, we recognized a net loss on early extinguishment of debt, primarily related to the write-off of unamortized deferred fees and debt discount resulting from repayments of the Tranche A-1 facility. During the same period in 2010, we retired $125.0 million par value of our senior unsecured notes prior to maturity and recognized an aggregate gain on early extinguishment of debt of $9.5 million.

        Earnings from equity method investments—The increase in earnings from equity method investments was primarily attributable to our investment in LNR. During the three months ended September 30, 2011, we recorded $12.5 million of earnings from this investment compared to only $2.3 million during the three months ended September 30, 2010. This increase was partially offset by losses and lower returns recorded by certain of our stragetic investments primarily due to weaker market performance as compared to 2010.

        Gain from discontinued operations—During the three months ended September 30, 2011, upon full resolution of contingent obligations, we realized a $22.2 million gain from discontinued operations previously deferred as part of the June 2010 sale of a portfolio of 32 net lease assets.

Results of Operations for the Nine Months Ended September 30, 2011 compared to the Nine Months Ended September 30, 2010

	For the Nine Months Ended September 30,
	2011	2010	$ Change	% Change
	($ in thousands)
Interest income	$186,805	$287,295	$(100,490)	(35)%
Operating lease income	123,090	124,760	(1,670)	(1)%
Other income	26,413	22,869	3,544	15%

Total revenue	$336,308	$434,924	$(98,616)	(23)%

Interest expense	$258,183	$246,815	$11,368	5%
Operating costs—net lease assets	14,303	11,279	3,024	27%
Operating costs—REHI and OREO	55,582	45,166	10,416	23%
Depreciation and amortization	46,354	46,722	(368)	(1)%
General and administrative	77,077	76,569	508	1%
Provision for loan losses	30,462	277,242	(246,780)	(89)%
Impairment of assets	14,165	17,041	(2,876)	(17)%
Other expense	7,156	13,321	(6,165)	(46)%

Total costs and expenses	$503,282	$734,155	$(230,873)	(31)%

Gain on early extinguishment of debt, net	102,348	118,305	(15,957)	(13)%
Earnings from equity method investments	54,881	31,703	23,178	73%
Income tax (expense) benefit	(9,731)	(2,557)	(7,174)	>100%
Income from discontinued operations	498	20,473	(19,975)	(98)%
Gain from discontinued operations	22,198	270,382	(248,184)	(92)%

Net income (loss)	$3,220	$139,075	$(135,855)	(98)%

        Revenue—The decrease in interest income is primarily due to a decline in the average balance of performing loans to $2.73 billion for the nine months ended September 30, 2011 from $4.12 billion for the nine months ended September 30, 2010. The decrease in performing loans was primarily due to loan repayments and sales as well as performing loans moving to non-performing status (see Risk Management below). The decrease was partially offset by $26.3 million of interest income recorded during the nine months ended September 30, 2011, related to certain non-performing loans that were resolved, including interest not previously recorded due to the loans being on non-accrual status.

        Operating lease income from net lease assets decreased primarily due to tenant lease expirations and lower percentage rent earned period to period.

        The increase in other income was primarily driven by an increase in operating income from additional REHI assets acquired during the last twelve months, and slightly offset by less loan prepayment penalties received.

        Costs and expenses—Total costs and expenses decreased primarily due to lower provisions for loan losses and other expenses. The decline in our provisions for loan losses primarily resulted from fewer loans moving to non-performing status and a lower overall balance of non-performing loans during the nine months ended September 30, 2011 as compared to the same period in 2010. Additionally, repayments and sales of performing loans resulted in a lower portfolio balance leading to a reduction in the required general loan loss reserve. (See Risk Management below.)

        Other expense was lower primarily due to reduced loan costs and loan restructuring costs incurred during the nine months ended September 30, 2011.

        Offsetting these declines in expenses were increases in interest expense and operating costs for net lease assets, REHI and OREO assets. Interest expense increased primarily due to higher interest rates on our Secured Credit Facility entered into during 2011, partially offset by lower average outstanding borrowings. Our weighted average effective cost of debt increased to 5.09% for the nine months ended September 30, 2011 as compared to 3.39% during the same period in 2010. The average outstanding balance of our debt declined to $6.69 billion for the nine months ended September 30, 2011 from $9.60 billion for the nine months ended September 30, 2010.

        The increase in operating costs for net lease assets were primarily due to increases in bad debt expenses and other general property cost increases.

        Operating costs for REHI and OREO were greater due to an increase in the number of properties held in the current period.

        Gain on early extinguishment of debt, net—During the nine months ended September 30, 2011, we fully redeemed our $312.3 million remaining principal amount of 10% senior secured notes due June 2014 and recorded a $109.0 million gain on early extinguishment of debt. This was partially offset by losses on extinguishment of debt related to the write-off of unamortized deferred fees and debt discount resulting from repayments of our secured credit facilities and the Tranche A-1 facility. During the same period in 2010, we recorded an aggregate gain on early extinguishment of debt of $118.3 million related to the retirement of $582.5 million par value of our senior secured and unsecured notes, the redemption of $282.3 million of senior secured notes, and the write-off of unamortized deferred financing and other costs resulting from the repayment of our secured term loans that were collateralized by net lease assets sold during the period.

        Earnings from equity method investments—The increase in earnings from equity method investments was primarily attributable to our investment in LNR that was made in July 2010. During the nine months ended September 30, 2011, we recorded $36.6 million of earnings from this investment as compared to only $2.3 million during the same period in 2010 due to the fact that this was a new investment. This increase was partially offset by losses and lower returns recorded by certain of our stragetic investments primarily due to weaker market performance as compared to 2010.

        Income tax (expense) benefit—Income tax expense increased during the nine months ended September 30, 2011, as compared to the same period last year, primarily due to taxable income generated from our investment in LNR Property Corporation, which was originated in the third quarter of 2010 and is held in a taxable REIT subsidiary.

        Income from discontinued operations—During the nine months ended September 30, 2011, income from discontinued operations included the operating results from a net lease asset held for sale. During the same period of 2010, income from discontinued operations included operating results of net lease assets sold in the previous 12 months including the sale of the portfolio of 32 net lease assets, which was sold during the second quarter of 2010, as well as assets held for sale as of September 30, 2011.

        Gain from discontinued operations—During the nine months ended September 30, 2011, upon full resolution of contingent obligations, we realized a $22.2 million gain from discontinued operations previously deferred as part of the June 2010 sale of a portfolio of 32 net lease assets. During the same period in 2010, we sold net lease assets, including a portfolio of 32 net lease assets, and recognized an aggregate initial gain of $270.4 million.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Adjusted EBITDA
Net income (loss)	$(54,661)	$(74,632)	$3,220	$139,075
Add: Interest expense(1)	91,777	77,286	258,183	277,330
Add: Income taxes	1,354	722	9,731	2,557
Add: Depreciation and amortization(2)	15,077	15,915	47,142	55,051
Add: Provision for loan losses	9,232	78,414	30,462	277,242
Add: Impairment of assets(3)	9,912	5,375	14,140	18,902
Add: Stock-based compensation expense	7,153	3,883	15,622	13,597
Less: (Gain) loss on early extinguishment of debt, net	3,207	(9,525)	(102,348)	(118,305)

Adjusted EBITDA	$83,051	$97,438	$276,152	$665,449

Explanatory Notes:

(1)
Interest expense of $30,515 for the nine months ended September 30, 2010 is included in discontinued operations.

(2)
Depreciation and amortization of $263 and $789 for the three and nine months ended September 30, 2011, respectively, and $669 and $8,329 for the three and nine months ended September 30, 2010, respectively, is included in discontinued operations.

(3)
Impairment of assets of $(25) for the nine months ended September 30, 2011, and $1,543 and $1,861 for the three and nine months ended September 30, 2010, respectively, is included in discontinued operations.

Risk Management

        Loan Credit Statistics—The table below summarizes our non-performing loans, watch list loans and the reserves for loan losses associated with our loans ($ in thousands):

	As of
	September 30, 2011	December 31, 2010
Non-performing loans
Carrying value(1)	$1,024,142	$1,351,410
As a percentage of total carrying value of loans	31.3%	29.6%
Watch list loans
Carrying value	$41,820	$190,553
As a percentage of total carrying value of loans	1.3%	4.2%
Reserve for loan losses
Total reserve for loan losses	$710,117	$814,625
As a percentage of total loans before loan loss reserves	17.9%	15.1%
Non-performing loan asset-specific reserves for loan losses	$613,185	$667,779
As a percentage of gross carrying value of non-performing loans	37.5%	33.1%

Explanatory Note:

(1)
As of September 30, 2011 and December 31, 2010, carrying values of non-performing loans are net of asset-specific reserves for loan losses of $613.2 million and $667.8 million, respectively.

        Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of September 30, 2011, we had non-performing loans with an aggregate carrying value of $1.02 billion. Our non-performing loans decreased during the nine months ended September 30, 2011, primarily due to transfers of non-performing loans to REHI and OREO as well as sales and repayments.

        Watch List Loans—During our quarterly loan portfolio assessments, loans are put on the watch list if deteriorating performance indicates they warrant a higher degree of monitoring and senior management attention. As of September 30, 2011, we had loans on the watch list (excluding non-performing loans) with an aggregate carrying value of $41.8 million.

        Reserve for Loan Losses—The reserve for loan losses was $710.1 million as of September 30, 2011, or 17.9% of the gross carrying value of total loans, compared to $814.6 million or 15.1% at December 31, 2010. The change in the balance of the reserve was the result of $30.5 million of provisioning for loan losses, reduced by $134.9 million of charge-offs during the nine months ended September 30, 2011. Due to the continued volatility of the commercial real estate market, the process of estimating collateral values and reserves continues to require us to use significant judgment. We currently believe there is adequate collateral and reserves to support the carrying values of the loans.

        The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of September 30, 2011, asset-specific reserves decreased to $633.4 million compared to $694.4 million at December 31, 2010, primarily due to charge-offs on assets that were sold or transferred to REHI and OREO. The decrease was offset primarily by impairments on new non-performing loans.

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

        The general reserve was $76.7 million or 3.3% of the gross carrying value of performing loans as of September 30, 2011, compared to $120.2 million or 3.6% of the gross carrying value of performing loans at December 31, 2010. The decrease in the balance of the general reserve was primarily due to the decrease in performing loans outstanding to $2.34 billion as of September 30, 2011 from $3.37 billion as of December 31, 2010. The reduction in general reserves as a percentage of performing loans outstanding was primarily attributable to an improvement in the weighted average risk ratings of performing loans outstanding to 3.35 at the end of the current period compared to 3.51 as of December 31, 2010.

        Risk concentrations—As of September 30, 2011, our total investment portfolio was comprised of the following property/collateral types ($ in thousands)(1):

Property/Collateral Types	Performing Loans	Net Lease Assets	Non-performing Loans	REHI	OREO	Total	% of Total
Land	$210,920	$56,023	$346,492	$661,048	$105,836	$1,380,319	18.7%
Apartment / Residential	618,009	—	263,656	37,255	429,272	1,348,192	18.3%
Retail	384,063	159,622	188,091	59,777	31,453	823,006	11.2%
Office	173,688	493,699	51,509	17,125	5,700	741,721	10.1%
Industrial / R&D	88,048	494,958	21,393	48,911	1,100	654,410	8.9%
Hotel	355,828	129,278	74,473	42,464	16,046	618,089	8.4%
Entertainment / Leisure	78,232	427,101	78,529	—	1,066	584,928	7.9%
Mixed Use / Mixed Collateral	242,452	—	—	88,066	78,858	409,376	5.6%
Other property types	185,042	—	—	—	—	185,042	2.5%
Other Investments	—	—	—	—	—	621,167	8.4%

Total	$2,336,282	$1,760,681	$1,024,143	$954,646	$669,331	$7,366,250	100.0%

Explanatory Note:

(1)
Based on the carrying value of our total investment portfolio gross of general loan loss reserves.

        As of September 30, 2011, our total investment portfolio had the following characteristics by geographical region ($ in thousands)(1):

Geographic Location	Carrying Value(2)	% of Total
West	$1,698,790	23.0%
Northeast	1,348,952	18.3%
Southeast	1,094,044	14.9%
Southwest	794,718	10.8%
Various	711,782	9.7%
Mid-Atlantic	704,833	9.6%
Central	422,224	5.7%
International	302,009	4.1%
Northwest	288,898	3.9%

Total	$7,366,250	100.0%

Explanatory Notes:

(1)
Substantially all of our assets are located in the United States, with California 15.0% and Florida 10.7% representing the only significant concentrations (greater than 10.0%) as of September 30, 2011.

(2)
Based on the carrying value of our total investment portfolio gross of general loan loss reserves.

Liquidity and Capital Resources

        During the three months ended September 30, 2011, we generated a total of $318.2 million in proceeds from our portfolio, including $271.8 million in loan principal repayments and $46.4 million from sales of OREO assets. These proceeds, together with cash on hand, enabled us to retire $402.5 million of debt, including $183.8 million on the A-1 Tranche of our secured credit facility, the remaining $170.4 million of our 5.65% senior unsecured notes due September 2011 and the repurchase of $48.3 million par value of our senior unsecured notes. The cumulative amount repaid on the A-1 Tranche is $428.7 million as of September 30, 2011, which exceeds the $200 million minimum amortization requirement due to be paid on or before December 30, 2011. During the quarter, we repurchased 12.1 million shares of common stock for $77.0 million. In addition, we funded a total of $55.1 million of investments and paid preferred dividends totaling $10.6 million during the three months ended September 30, 2011.

        As of September 30, 2011, we have $1.76 billion of debt maturing and minimum required amortization payments due on or before December 31, 2012. We had $217.0 million of unrestricted cash outstanding at quarter-end and our capital sources in the coming year will primarily include loan repayments, proceeds from strategic asset sales and may include proceeds from debt refinancings and equity capital raising transactions. For the remainder of the year, we expect to use these capital sources to supplement operating revenues in order to repay our debt obligations and to fund loan commitments, investment activities and operating expenses, including costs to reposition our OREO and REHI assets during the next 12 months.

        We believe that our available cash, expected proceeds from asset repayments and sales and other financing alternatives will be sufficient to meet our obligations during the remainder of the year. However, the timing and amounts of proceeds from asset repayments and sales, and our ability to consummate debt refinancings and equity capital raising transactions are subject to factors outside our control and cannot be predicted with certainty. We actively manage our liquidity and continually work on initiatives to address our liquidity needs. Our plans are dynamic and we may adjust our plans in response to changes in our expectations and changes in market conditions. We would be materially adversely affected if we were unable to repay or refinance our debt as it comes due.

        Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of September 30, 2011.

	Principal And Interest Payments Due By Period
	Total	Less Than 1 Year(1)	2 - 3 Years(1)	4 - 5 Years	6 - 10 Years	After 10 Years
	($ in thousands)
Long-Term Debt Obligations:
Secured credit facilities	$2,521,332	$21,332	$2,500,000	$—	$—	$—
Unsecured notes	2,075,566	390,866	1,217,810	367,168	99,722	—
Convertible notes	787,750	—	787,750	—	—	—
Unsecured credit facilities	243,709	243,709	—	—	—	—
Secured term loans	309,537	14,122	105,707	—	163,201	26,507
Trust preferred	100,000	—	—	—	—	100,000

Total principal maturities	$6,037,894	$670,029	$4,611,267	$367,168	$262,923	$126,507
Interest Payable(2)	852,819	312,617	400,091	63,728	47,988	28,395
Operating Lease Obligations	36,186	5,416	8,630	7,835	14,305	—

Total	$6,926,899	$988,062	$5,019,988	$438,731	$325,216	$154,902

Explanatory Notes:

(1)
Long-term debt obligations due during the years ending December 31, 2012 and 2013 are $1.74 billion and $1.97 billion, respectively.

(2)
All variable-rate debt assumes a 30-day LIBOR rate of 0.24% (the 30-day LIBOR rate at September 30, 2011).

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

        The Secured Credit Facility is collateralized by a first lien on a fixed pool of assets consisting of loan, net lease, OREO and REHI assets. Proceeds from principal repayments and sales of collateral are applied to amortize the Secured Credit Facility. Proceeds received for interest, rent, lease payments, fee income and, under certain circumstances, additional amounts funded on assets serving as collateral are retained by us. The Tranche A-1 Facility requires that aggregate cumulative amortization payments of not less than $200.0 million shall be made on or before December 30, 2011, not less than $450.0 million on or before June 30, 2012, not less than $750.0 million on or before December 31, 2012 and not less than $1.50 billion on or before June 28, 2013. The Tranche A-2 Facility will begin amortizing six months after the repayment in full of the Tranche A-1 Facility, such that not less than $150.0 million of cumulative amortization payments shall be made on or before the six month anniversary of repayment of the A-1 Facility, with additional amortization payments of $150.0 million due on or before each six month anniversary thereafter, with any unpaid principal amounts due at maturity in June 2014.

        During the nine months ended September 30, 2011, we used proceeds from principal repayments and sales of collateral to repay $428.7 million of the Tranche A-1 Facility. These repayments exceeded the $200.0 million amortization requirement for December 30, 2011 and have reduced the cumulative amortization payments due on or before June 30, 2012 to $21.3 million. Repayments of debt prior to maturity have resulted in losses on early extinguishment of debt of $3.3 million and $10.5 million, respectively, for the three and nine months ended September 30, 2011, related to the acceleration of discounts and unamortized deferred financing fees on the portion of debt that was repaid.

        During the nine months ended September 30, 2011, we received $9.1 million pursuant to an agreement with a holder of our previously outstanding secured credit facilities. The amount effectively reduced the par value that was repaid to the debtholder and was accounted for under ASC 470-60, resulting in $3.7 million being recognized during the nine months ended September 30, 2011, as a gain on extinguishment of debt. As the same lender participated in the new Secured Credit Facility, the remaining amount was recorded as a premium to that facility and will serve to reduce a portion of future interest expense through its maturity.

        Unsecured Credit Facilities—In June 2011, we repaid the $329.9 million remaining principal balance of our LIBOR + 0.85% unsecured line of credit.

        Secured Term Loans—In June 2011, we entered into a $120.0 million secured term loan financing maturing in July 2021. This financing is collateralized by net lease properties occupied by a single tenant and bears interest at 5.05%.

        In March 2011, we refinanced our maturing $47.7 million outstanding principal balance secured term loan. In addition, during June 2011, we entered into an additional $4.6 million secured term loan. These loans bear interest at LIBOR + 4.50%, mature in 2014 and are cross-collateralized by the same net lease assets. Simultaneously with the financings, we entered into interest rate swaps to exchange the variable rates on the notes for fixed interest rates (see Note 10).

        Secured Notes—In January 2011, we fully redeemed the $312.3 million remaining principal balance of our 10% senior secured notes due June 2014. In connection with this redemption, we recorded a gain on early extinguishment of debt of $109.0 million in our Consolidated Statement of Operations for the nine months ended September 30, 2011.

        Unsecured Notes—During the nine months ended September 30, 2011, we repaid, upon maturity, the $170.4 million outstanding principal balance of our 5.65% senior unsecured notes, the $96.9 million outstanding principal balance of our 5.125% senior unsecured notes and the $107.8 million outstanding principal balance of our 5.80% senior unsecured notes.

        In addition, during the nine months ended September 30, 2011, we repurchased $59.6 million par value of our senior unsecured notes with various maturities ranging from September 2011 to March 2012. In connection with these repurchases, we recorded an aggregate gain on early extinguishment of debt of $0.1 million for both the three and nine months ended September 30, 2011.

        Unencumbered/Encumbered Assets—As of September 30, 2011, we had unencumbered assets with a gross carrying value of $4.83 billion, gross of $752.1 million of accumulated depreciation and loan loss reserves.

        The carrying value of our encumbered assets by asset type is as follows ($ in thousands):

	As of
	September 30, 2011	December 31, 2010
Loans and other lending investments	$2,120,490	$2,832,184
Net lease assets	1,195,408	1,021,783
REHI	142,476	28,376
OREO	163,755	232,150
Other investments	44,432	—

Total	$3,666,561	$4,114,493

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

        Our Secured Credit Facility contains cross default provisions that would allow the lenders to declare an event of default and accelerate our indebtedness to them if we fail to pay amounts due in respect of our other recourse indebtedness in excess of specified thresholds or if the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. The indentures governing our unsecured public debt securities permit the bondholders to declare an event of default and accelerate our indebtedness to them if our other recourse indebtedness in excess of specified thresholds is not paid at final maturity or if such indebtedness is accelerated.

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

        Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of September 30, 2011, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans	Net Lease Assets	Strategic Investments	Total
Performance-Based Commitments	$57,568	$9,880	$—	$67,448
Discretionary Fundings	155,574	—	—	155,574
Other	—	—	30,493	30,493

Total	$213,142	$9,880	$30,493	$253,515

        Transactions with Related Parties—We have substantial investments in non-controlling interests of Oak Hill Advisors, L.P. and 13 related entities. In relation to our investment in these entities in 2005, we appointed Glenn R. August to our Board of Directors. Mr. August is the president and senior partner of Oak Hill Advisors, L.P. and holds a substantial investment in these same entities. As of September 30, 2011 we have $22.4 million of unfunded commitments to these entities. See Subsequent Events below.

        Equity—On August 8, 2011, our Board of Directors authorized the repurchase of up to $65.0 million of our Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. During the nine months ended September 30, 2011, we repurchased 12.3 million shares of our outstanding Common Stock for approximately $78.8 million, at an average cost of $6.40 per share, and repurchases were recorded at cost. As of September 30, 2011, we had $0.6 million of Common Stock available to repurchase under our Board authorized stock repurchase programs.

        Subsequent Events—On October 25, 2011, we sold a substantial portion of our interests in Oak Hill Advisors, L.P. and related entities in an all cash transaction. The transaction was completed in part through sales of interests to an unrelated third party and to the principals of Oak Hill, and in part through a redemption of interests by Oak Hill Advisors, L.P. We expect to record a pre-tax gain of approximately $30 million on the carrying value of the investment in the fourth quarter of 2011. Glenn R. August, a director of our board who was appointed to our board of directors in connection with our acquisition of the Oak Hill interests in 2005, is the president and senior partner of Oak Hill Advisors, L.P. and acquired a portion of the interests in the transaction.

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

        A summary of our critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2010 in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of September 30, 2011.

        New Accounting Pronouncements—For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see Note 3 of the Notes to the Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        There have been no material changes in Quantitative and Qualitative Disclosures About Market Risk for the first nine months of 2011 as compared to the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2010. See discussion of quantitative and qualitative disclosures about market risk under Item 7a—"Quantitative and Qualitative Disclosures about Market Risk," included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

        On November 17, 2008, Plumbers Union Local No. 12 Pension Fund and Citiline Holdings, Inc. were appointed Lead Plaintiffs to pursue the Citiline Action. Plaintiffs filed a Consolidated Amended Complaint on February 2, 2009, purportedly on behalf of a putative class of investors who purchased the Company's Common Stock between December 6, 2007 and March 6, 2008 (the "Complaint"). The Complaint named as defendants the Company, certain of its current and former executive officers, and certain investment banks who served as underwriters in the Company's Offering. The Complaint reasserted claims for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act, and added claims for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. Plaintiffs allege the defendants made certain material misstatements and omissions relating to the Company's continuing operations, including the value of the Company's loan portfolio and certain debt securities held by the Company. The Complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorney's fees, and rescission of the public offering. No class has been certified. The Company and its current and former officers filed a motion to dismiss the Complaint on April 27, 2009 and, on March 26, 2010, the Court issued its order granting, in part, the dismissal of certain Securities Act claims against certain of the Company's current and former officers, but denying the motion as to all claims asserted against the Company. Accordingly, the discovery process has commenced. The Company believes the Citiline Action has no merit and intends to continue defending itself vigorously against it.

Shareholder Derivative Actions

        Two shareholder derivative actions, filed in April and May 2010, are pending in the United States District Court for the Southern District of New York. The complaints in these actions were filed, purportedly on the Company's behalf, against the Company's Board of Directors and certain current and former executive officers. These actions arise out of the same facts and circumstances alleged in the Citiline Action (described above) and assert that the individual defendants breached their fiduciary duties to the Company and were liable to the Company for unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets.

        Plaintiffs in these derivative actions have sought monetary damages, reimbursement for professional fees, improvements in governance and controls and disgorgement of profits. The Company, as a nominal defendant on whose behalf the plaintiffs claim they are acting, filed motions to dismiss these claims on the basis that neither shareholder had established the right to usurp the Board of Directors' power to decide whether and when a suit should be filed. On March 31, 2011, the Court issued its order dismissing one of these suits, Kautz v. Sugarman, et al., in its entirety. The Plaintiff in the Kautz matter has appealed this dismissal. Briefing before the United States Court of Appeals for the Second Circuit is complete and oral argument has been set. Also on March 31, 2011, the Court denied the Company's motion to dismiss the other action, Vancil v. Sugarman, et al., and granted Plaintiff the opportunity to conduct limited discovery related to the subject matter of the suit. Discovery in the Vancil matter is underway and is scheduled to be completed in the fourth quarter of 2011.

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

ITEM 1A.    RISK FACTORS

        See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended September 30, 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)(2)
August 1 - August 31, 2011	8,285,390	$6.20	8,285,390	$26,269,547
September 1 - September 30, 2011	3,787,287	$6.77	3,787,287	$642,504

Explanatory Notes:

(1)
On August 8, 2011, the Company authorized the repurchase, from time to time, on the open market or otherwise, of up to an additional $65 million of its Common Stock at prevailing market prices or at negotiated prices, including pursuant to one or more trading plans. There is no fixed expiration dates to this stock repurchase program.

(2)
On March 13, 2009, the Company authorized the repurchase, from time to time, on the open market or otherwise, of up to an additional $50 million of its Common Stock at prevailing market prices or at negotiated prices, including pursuant to one or more trading plans. There is no fixed expiration dates to this stock repurchase program.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    (REMOVED AND RESERVED)

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS

a.
Exhibits

Exhibit Number	Document Description
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011, is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets (unaudited) as of September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statement of Changes in Equity (unaudited) for the nine months ended September 30, 2011, (iv) the Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2011 and 2010 and (v) the Notes to Consolidated Financial Statements (unaudited).*

*
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

iSTAR FINANCIAL INC. Registrant
Date: November 8, 2011	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iSTAR FINANCIAL INC. Registrant
Date: November 8, 2011	/s/ DAVID M. DISTASO David M. DiStaso Chief Financial Officer (principal financial and accounting officer)