Form 10-K
period 2011-12-31
ISTAR FINANCIAL INC
filed 2012-02-29
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

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

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

           As of June 30, 2011 the aggregate market value of the common stock, $0.001 par value per share of iStar Financial Inc. ("Common Stock"), held by non-affiliates (1) of the registrant was approximately $720.1 million, based upon the closing price of $8.11 on the New York Stock Exchange composite tape on such date.

           As of February 23, 2012, there were 83,834,585 shares of Common Stock outstanding.

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

        The Company's real estate investment portfolio includes real estate held for investment ("REHI") and other real estate owned ("OREO") properties primarily acquired through foreclosure or through deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans. Through the infusion of capital and/or intensive asset management, the Company generally seeks to reposition and redevelop these assets with the objective of maximizing their value. The Company has developed significant expertise in the ownership and repositioning of multifamily, condominium, master planned and development properties.

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

        The Company began its business in 1993 through private investment funds and became publicly traded in 1998. Since that time, the Company has grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions.

Current Market Conditions

        Weakened economic conditions and volatility within the commercial real estate and capital markets have adversely affected the Company's business. These conditions have resulted in high levels of non-performing loans and increasing amounts of real estate owned as the Company has taken title to assets of defaulting borrowers. The economic conditions also resulted in increased financing costs. The Company's capital sources in the past two years have primarily included loan repayments from borrowers, proceeds from asset sales and proceeds from secured debt refinancing. The Company has limited new investments while focusing primarily on resolving problem assets, deleveraging and preserving shareholder value. These factors continue to have an effect on the Company's operations and operating costs. A more detailed discussion of how current market conditions have impacted the Company is provided in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations."

Risk Management

        The Company's risk management team is vertically integrated within the organization and comprised of in-house professionals with expertise in asset management, legal, corporate credit, loan servicing, project and construction management and engineering. The risk management team includes a rated loan servicer, iStar Asset Services, or "iSAS," that is focused on preserving and maximizing returns from the Company's investments while providing the Company's customers with comprehensive post-closing support. The Company employs a proactive risk management strategy centered on information sharing and customer contact.

        The Company has a quarterly risk rating process designed to enable it to evaluate, monitor and manage asset-specific credit issues and identify credit trends on a portfolio-wide basis. The quarterly risk rating process allows the Company to create a common language and framework to evaluate risk and the adequacy of the loan loss provision and reserves. A credit review of each asset is performed with ratings of "1" to "5" assigned ("1" represents the lowest level of risk, "5" represents the highest level of risk).

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

        The Company's risk management team employs an asset specific approach to managing and resolving loans that may become non-performing as well as REHI and OREO assets. Asset performance or collectability can deteriorate due to a variety of factors, including adverse market conditions, construction delays and overruns, or a borrower's financial condition or managerial capabilities. Once an asset's performance or collectability begins deteriorating and the Company believes the asset will become a non-performing loan ("NPL"), the team will formulate an asset resolution strategy.

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

Financing Strategy

        The Company has utilized a wide range of debt and equity capital resources to finance its previous investment and growth strategies. Prior to the onset of the credit crisis, the Company's primary sources of liquidity were its unsecured bank credit facilities, issuances of unsecured debt and equity securities in capital markets transactions and repayments from loan assets. Since 2008, the capital markets have been very volatile and liquidity has been constrained. As a result, the Company has sought alternative sources of liquidity primarily through secured debt financings and asset sales, however these economic conditions have continued to impact the Company's cost of funds. The Company has sought, and may continue to seek, to raise capital through all means including secured financing, debt exchanges, unsecured financing, asset sales, issuance of equity, joint ventures and other third party capital arrangements in order to better align its asset and liability profile. A more detailed discussion of the Company's current liquidity and capital resources is provided in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        The Company significantly curtailed its new investment activity since the onset of the financial crisis in 2008. During this time, the Company has continued to fund pre-existing commitments to assets in its portfolio and in the past two years has made select new investments, many of which represent add-on fundings or refinancings pertaining to assets already in its portfolio. The Company believes that it has a competitive advantage in such opportunities because of existing relationships with the customer and in-depth knowledge of the asset. The Company believes that investment opportunities within its existing $7.52 billion portfolio present attractive risk-adjusted return opportunities and expects to make additional investments of this type in the future.

        As of December 31, 2011, based on current gross carrying values, the Company's total investment portfolio has the following characteristics:

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

        The Company's underwriting process provides for feedback and review by key disciplines within the Company, including investments, legal, credit, risk management and capital markets. Participation is encouraged from professionals in these disciplines throughout the entire origination process, from the initial consideration of the opportunity, through the Six Point Methodologysm and into the preparation and distribution of an approval memorandum for the Company's internal and/or Board of Directors investment committees.

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

Hedging Strategy

        The Company has variable-rate lending assets and variable-rate debt obligations. These assets and liabilities create a natural hedge against changes in variable interest rates. This means that as interest rates increase, the Company earns more on its variable-rate lending assets and pays more on its variable-rate debt obligations and, conversely, as interest rates decrease, the Company earns less on its variable-rate lending assets and pays less on its variable-rate debt obligations. When the Company's variable-rate debt obligations differ significantly from its variable-rate lending assets, the Company may utilize derivative instruments to limit the impact of changing interest rates on its net income. The Company also uses foreign currency swaps to limit its exposure to changes in currency rates in respect of certain investments denominated in foreign currencies. The Company does not use derivative instruments for speculative purposes. The derivative instruments the Company uses are typically in the form of interest rate swaps and foreign currency hedges.

Industry Segments

        The Company has three business segments: Real Estate Lending, Net Leasing and Real Estate Investment. The Real Estate Lending segment includes all of the Company's activities related to senior and mezzanine real estate debt and corporate capital investments. The Net Leasing segment includes all of the Company's activities related to the ownership and leasing of corporate facilities. The Real Estate Investment segment primarily includes all of the Company's activities related to the repositioning and redevelopment of REHI and OREO assets. Segment revenue and profit information is presented in Item 8—"Financial Statements and Supplementary Data—Note 17."

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

        As of December 31, 2011, a portion of the Company's loan portfolio was designated as non-performing. Non-performing loans are placed on non-accrual status and reserves for loan losses are recorded to the extent these loans are determined to be impaired. See Item 8—"Financial Statements and Supplemental Data—Note 3" for a discussion of the Company's policies regarding non-performing loans and reserves for loan losses.

        The Company's Real Estate Lending segment included the following ($ in thousands):

	As of December 31,
	2011		2010
	Total	% of Total	Total	% of Total
Performing loans:
Senior mortgages	$1,506,663	43.2%	$2,382,875	44.2%
Subordinate mortgages	189,010	5.4%	305,245	5.7%
Corporate/Partnership loans	467,598	13.4%	678,241	12.6%

Subtotal	$2,163,271	62.0%	$3,366,361	62.5%
Non-performing loans:
Senior mortgages	$1,294,550	37.1%	$2,007,895	37.3%
Subordinate mortgages	22,481	0.6%	—	—%
Corporate/Partnership loans	11,294	0.3%	11,294	0.2%

Subtotal	$1,328,325	38.0%	$2,019,189	37.5%

Total gross carrying value of loans	$3,491,596	100.0%	$5,385,550	100.0%

Reserve for loan losses	(646,624)		(814,625)

Total carrying value of loans	$2,844,972		$4,570,925
Other lending investments—securities	15,790		16,427

Total loans and other lending investments, net	$2,860,762		$4,587,352

        During the year ended December 31, 2011, the Company funded $89.9 million under existing loan commitments, received principal repayments of $1.21 billion and sold loans with a total carrying value of $144.9 million. See Item 8—"Financial Statements and Supplemental Data—Note 4" for further details on segment activities during 2011, 2010 and 2009.

        Summary of Collateral Types—As of December 31, 2011, the Company's real estate lending segment was comprised of the following collateral types ($ in thousands):

Collateral Type	Performing Loans(1)	Non- performing Loans(1)	Total	% of Total
Apartment / Residential	$549,471	$292,740	$842,211	28.8%
Retail	356,823	68,483	425,306	14.5%
Hotel	352,777	68,270	421,047	14.3%
Land	206,550	211,164	417,714	14.2%
Mixed Use / Mixed Collateral	238,943	—	238,943	8.1%
Entertainment / Leisure	78,231	79,581	157,812	5.4%
Office	116,527	36,901	153,428	5.2%
Industrial / R&D	87,853	7,836	95,689	3.3%
Other	175,891	6,221	182,112	6.2%

Carrying value	$2,163,066	$771,196	$2,934,262	100.0%

General reserve for loan losses			(73,500)

Total loans and other lending investments, net			$2,860,762

Explanatory Note:

(1)
Performing and non-performing loans are presented net of asset-specific loan loss reserves of $16.0 million and $557.1 million, respectively.

        Summary of Loan Interest Rate Characteristics—As of December 31, 2011, the Company's loans and other lending investments had the following interest rate characteristics ($ in thousands):

	Carrying Value	% of Total	Weighted Average Accrual Rate
Fixed-rate loans	$1,070,716	30.5%	7.87%
Variable-rate loans(1)	1,108,345	31.6%	5.38%
Non-performing loans	1,328,325	37.9%	N/A

Gross carrying value of loans	$3,507,386	100.0%

Reserve for loan losses	(646,624)

Total loans and other lending investments, net	$2,860,762

Explanatory Note:

(1)
As of December 31, 2011, includes $400.7 million of loans with a weighted average interest rate floor of 3.16%.

        Summary of Loan Maturities—As of December 31, 2011, the Company's loans and other lending investments had the following maturities ($ in thousands):

Year of Maturity	Number of Loans Maturing	Carrying Value	% of Total
2012	27	$960,259	27.4%
2013	11	371,718	10.6%
2014	7	188,705	5.4%
2015	7	131,238	3.7%
2016	4	158,667	4.5%
2017 and thereafter	21	368,474	10.5%

Total performing loans	77	$2,179,061	62.1%
Non-performing loans	31	1,328,325	37.9%

Gross carrying value	108	$3,507,386	100.0%

Reserve for loan losses		(646,624)

Total loans and other lending investments, net		$2,860,762

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

        During 2010, the Company sold net lease assets with a carrying value of $1.17 billion including a $1.05 billion portfolio of 32 net lease assets that represented approximately 30% of the net book value of the Company's net lease portfolio at the time of disposition. These sales resulted in gains of $270.4 million for the year ended December 31, 2010. See Item 8—"Financial Statements and Supplemental Data—Note 6" for further details on segment activities during 2011, 2010 and 2009.

        Summary of Portfolio Characteristics—As of December 31, 2011, the Company owned 299 facilities, comprising 23.5 million square feet in 35 states with a carrying value of $1.70 billion. In addition, net lease assets were 92.0% leased with a weighted average remaining lease term of approximately 12 years.

        As of December 31, 2011, the Company's Net Leasing segment was comprised of the following property types:

Property Type	# of Leases	% of In-Place Operating Lease Income(1)	% of Total Revenue(2)
Industrial / R&D	27	30.7%	13.5%
Entertainment / Leisure	10	26.5%	11.6%
Office	37	26.9%	11.9%
Retail	10	9.3%	4.1%
Hotel	4	6.6%	2.7%

Total	88	100.0%

Explanatory Notes:

(1)
Reflects a percentage of annualized GAAP operating lease income for leases in-place at December 31, 2011.

(2)
Reflects annualized GAAP operating lease income for leases in-place at December 31, 2011 as a percentage of annualized total revenue for the quarter ended December 31, 2011.

        Summary of Lease Expirations—As of December 31, 2011, lease expirations on the Company's net lease assets are as follows ($ in thousands):

Year of Lease Expiration	Number of Leases Expiring	Annualized In-Place Operating Lease Income(1)	% of In-Place Operating Lease Income	% of Total Revenue(2)
2012	8	$5,143	3.0%	1.3%
2013	7	6,280	3.7%	1.6%
2014	4	823	0.5%	0.2%
2015	5	3,607	2.1%	0.9%
2016	5	6,660	3.9%	1.7%
2017	7	5,134	3.0%	1.3%
2018	8	5,999	3.5%	1.5%
2019	4	2,116	1.2%	0.5%
2020	4	4,799	2.8%	1.2%
2021	6	6,764	3.9%	1.7%
2022 and thereafter	30	124,149	72.4%	31.9%

Total	88	$171,474	100.0%

Weighted average remaining lease term	12.3 years

Explanatory Notes:

(1)
Reflects annualized GAAP operating lease income for leases in-place at December 31, 2011.

(2)
Reflects the percentage of annualized GAAP operating lease income for leases in-place at December 31, 2011 as a percentage of annualized total revenue for the quarter ended December 31, 2011.

Real Estate Investment

        The Real Estate Investment segment includes all of the Company's activities related to the repositioning and redevelopment of assets that are primarily acquired through foreclosure or through deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans. Properties are designated as REHI or OREO depending on the Company's business plan to realize the maximum value from the collateral received. When the Company intends to hold, operate or develop a property for a period of at least 12 months, assets are classified as REHI, and when it intends to market these properties for sale in the near term, assets are classified as OREO. The Company generally seeks to reposition and redevelop assets within this portfolio through the infusion of capital and/or intensive asset management, with the objective of maximizing their value.

        During the year ended December 31, 2011, the Company received title to properties with an aggregate estimated fair value at the time of foreclosure of $502.5 million, in full or partial satisfaction of non-performing mortgage loans for which those properties had served as collateral. Of these, properties with a value of $396.2 million were classified as REHI and $106.3 million were classified as OREO, based on management's current intention to either hold the properties over a longer period or to market them for sale in the near term. During the year ended December 31, 2011, the Company sold OREO assets with a carrying value of $176.5 million. A portion of these were sales of residential property units from which the Company recorded income of $5.7 million. See Item 8—"Financial Statements and Supplemental Data—Note 5" for further details on segment activities during 2011, 2010 and 2009.

        The Company's Real Estate Investment segment included the following ($ in thousands):

	As of December 31,
	2011			2010
	Property Count	Carrying Value	% of Total	Property Count	Carrying Value	% of Total
Real estate held for investment, net	32	$1,228,134	64.4%	25	$833,060	52.8%
Other real estate owned	33	677,458	35.6%	30	746,081	47.2%

Total REHI and OREO	65	$1,905,592	100.0%	55	$1,579,141	100.0%

        Summary of Property Types—As of December 31, 2011, the Company's Real Estate Investment segment was comprised of the following property types ($ in thousands):

Property Type	REHI	OREO	Total	% of Total
Land	$782,766	$119,004	$901,770	47.3%
Apartment / Residential	41,076	402,983	444,059	23.3%
Retail	154,406	58,379	212,785	11.2%
Mixed Use / Mixed Collateral	87,664	76,848	164,512	8.6%
Office	71,148	2,616	73,764	3.9%
Hotel	42,285	16,049	58,334	3.1%
Industrial / R&D	48,789	1,100	49,889	2.6%
Entertainment / Leisure	—	479	479	—%

Carrying value	$1,228,134	$677,458	$1,905,592	100.0%

Policies with Respect to Other Activities

        The Company's investment, financing and corporate governance policies (including conflicts of interests policies) are managed under the ultimate supervision of the Company's Board of Directors. The Company can amend, revise or eliminate these policies at anytime without a vote of shareholders. The Company currently intends to make investments in a manner consistent with the requirements of the Internal Revenue Code of 1986, as amended (the "Code") for the Company to qualify as a REIT.

Investment Restrictions or Limitations

        The Company does not have any prescribed allocation among investments or product lines. Instead, the Company focuses on corporate and real estate credit underwriting to develop an analysis of the risk/reward trade-offs in determining the pricing and advisability of each particular transaction.

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

Code of Conduct

        The Company has adopted a Code of Conduct that sets forth the principles of conduct and ethics to be followed by our directors, officers and employees. The purpose of the Code of Conduct is to promote honest and ethical conduct, compliance with applicable governmental rules and regulations, full, fair, accurate, timely and understandable disclosure in periodic reports, prompt internal reporting of violations of the Code of Conduct and a culture of honesty and accountability. A copy of the Code of Conduct has been provided to each of our directors, officers and employees, who are required to acknowledge that they have received and will comply with the Code of Conduct. A copy of the Company's Code of Conduct has been previously filed with the SEC and is incorporated by reference in this Annual Report on Form 10-K as Exhibit 14.0. The Code of Conduct is also available on the Company's website at www.istarfinancial.com. The Company intends to post on its website material changes to, or waivers from, its Code of Conduct, if any, within two days of any such event. As of December 31, 2011, there were no waivers or changes since adoption of the current Code of Conduct in October 2002.

Employees

        As of January 31, 2012, the Company had approximately 184 employees and believes its relationships with its employees to be good. The Company's employees are not represented by any collective bargaining agreements.

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

        Our success is generally dependent upon economic conditions in the U.S. and, in particular, the geographic areas in which a substantial number of our investments are located. Substantially all businesses, including ours, were negatively affected by the recent economic recession and illiquidity and volatility in the credit and commercial real estate markets. Although there were early signs of improvement in the commercial real estate and credit markets beginning in 2010 and in 2011, such markets remain volatile and it is not possible for us to predict whether these trends will continue in the future or quantify the impact of these or other trends on our financial results. Deterioration in economic trends could have a material adverse effect on our financial performance and our ability to meet our debt obligations.

We have significant indebtedness and limitations on our liquidity and ability to raise capital may adversely affect us.

        Sufficient liquidity is critical to the management of our balance sheet and our ability to meet our scheduled debt payments. However, liquidity in the capital markets has been constrained since the beginning of the credit crisis and our cost of funds has increased. During this time, we have primarily relied on secured borrowings, repayments from our loan assets and proceeds from asset sales to fund our operations and meet our debt maturities, and we expect to continue to rely primarily on these sources of liquidity for the foreseeable future. Our ability to access these and other sources of capital will be subject to a number of factors, many of which are outside of our control, such as conditions prevailing in the credit and real estate markets. There can be no assurance that we will have access to liquidity when needed on terms that are acceptable to us, or at all. In addition, we may decide to pursue transactions, such as sales of assets, on terms that would not otherwise be attractive to us in order to generate sufficient liquidity. We may also encounter difficulty in finding buyers of assets or executing capital raising strategies on acceptable terms in a timely manner, which could impact our ability to make scheduled repayments on our outstanding debt.

        As of December 31, 2011, we had approximately $1.60 billion of debt maturing and minimum required amortization payments due on or before December 31, 2012. Of this amount, $211.6 million represents the minimum amortization payable by December 31, 2012 under the Secured Credit Facility, which is collateralized by assets with a carrying value of $3.08 billion. We expect to use proceeds from repayments and sales of the pledged collateral to meet these amortization payments. The remaining $1.38 billion of maturing debt represents unsecured debt that is scheduled to mature during 2012 as follows ($ in thousands):

Maturity Date	Amount Due
March 2012	$263,466
June 2012	$336,495
October 2012	$784,750

        As of December 31, 2011 we had unrestricted cash of $356.8 million and other unencumbered assets with a carrying value of $3.69 billion that are available to repay these maturities through asset sales or debt refinancing transactions. Failure to repay or refinance our borrowings as they come due would be an event of default under the relevant debt instruments, which could result in a cross default and acceleration of the Company's other outstanding debt obligations, all of which would have a material adverse effect on our business and stock price.

We have suffered adverse consequences as a result of our credit ratings.

        Our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. Our unsecured corporate credit ratings from major national credit rating agencies are currently below investment grade. Having below investment grade credit ratings has increased our borrowing costs and caused restrictive covenants in our public debt instruments to become operative. These restrictive covenants are described below in "Covenants in our indebtedness could limit our flexibility and adversely affect our financial condition." These factors have adversely impacted our financial performance and will continue to do so unless our credit ratings improve.

Covenants in our indebtedness could limit our flexibility and adversely affect our financial condition.

        Our outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness of at least 1.2x and a restriction on debt incurrence based upon the effect of the debt incurrence on our fixed charge coverage. If any of our covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of our debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. While we expect that our ability to incur new indebtedness under the fixed charge coverage ratio will be limited for the foreseeable future, we will continue to be permitted to incur indebtedness for the purpose of refinancing existing indebtedness and for other permitted purposes under the indentures.

        Our Secured Credit Facility contains certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, we are required to maintain collateral coverage of 1.25x outstanding borrowings. In addition, for so long as we maintain our qualification as a REIT, the Secured Credit Facility permits us to distribute 100% of our REIT taxable income on an annual basis. We may not pay common dividends if we cease to qualify as a REIT.

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

        The covenants described above could limit our flexibility and make it more difficult and/or expensive to refinance our existing indebtedness and make new investments. In addition, a default by us on our indebtedness would have a material adverse effect on our business and the market prices of our Common Stock.

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on our financial results.

        We maintain loan loss reserves to protect against potential losses and conduct a review of the adequacy of these reserves on a quarterly basis. Our general loan loss reserve reflects management's then-current estimation of the probability and severity of losses within our portfolio, based on this quarterly review. In addition, our determination of asset-specific loan loss reserves relies on material estimates regarding the fair value of loan collateral. Estimation of ultimate loan losses, provision expenses and loss reserves is a complex and subjective process. As such, there can be no assurance that management's judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses. Such losses could be caused by factors including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. In particular, our non-performing loans increased significantly during the financial crisis, driven by the weak economy and the disruption of the credit markets which adversely impacted the ability and willingness of many of our borrowers to service their debt and refinance our loans to them at maturity. If our reserves for credit losses prove inadequate we may suffer additional losses which would have a material adverse effect on our financial performance and results of operations.

We are required to make a number of judgments in applying accounting policies, and different estimates and assumptions could result in changes to our financial condition and results of operations.

        Material estimates that are particularly susceptible to significant change relate to our determination of the reserve for loan losses, which is based primarily on the estimated fair value of loan collateral, as well as the valuation of net lease, OREO and REHI assets, intangible assets and deferred tax assets. While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could have a material adverse effect on our financial performance and results of operations and actual results may differ materially from our estimates.

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

        We sometimes obtain individual or corporate guarantees from borrowers or their affiliates. In cases where guarantees are not fully or partially secured, we typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants, or that sufficient assets will be available to pay amounts owed to us under our loans and guarantees. As a result of these factors, we may suffer additional losses which could have a material adverse effect on our financial performance.

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

We are subject to additional risk associated with foreclosed assets

        We have obtained title to a number of assets that have served as collateral on defaulted loans. These assets are classified as REHI or OREO, based on our intention to either hold the properties over a longer period or to market them for sale in the near term. The assets are predominantly land and substantially completed condominium/multi-family projects. We must incur costs to carry these assets and in some cases make improvements to or complete the assets. These activities require additional liquidity and also result in additional expenses that impact our operating results. In addition, to the extent we need to raise liquidity through asset sales, we may be limited in our ability to sell these assets in a short time frame. We currently have several loans that are in default and to the extent the borrowers cannot cure the default, we could take title to these assets, which would require additional liquidity and further increase our expenses.

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

        Our portfolio consists primarily of large balance commercial real estate loans and net lease, OREO and REHI assets. Our asset base is generally diversified by asset type, obligor, property type and geographic location. However, as of December 31, 2011, approximately 19.7% of the carrying value of our assets related to land, 18.4% related to apartment/residential assets, 11.4% related to retail properties and 10.2% related to office properties. All of these types of collateral have been adversely affected by the financial crisis. In addition, as of December 31, 2011, approximately 23.7% of the carrying value of our assets related to properties located in the western U.S., 18.6% related to properties located in the northeastern U.S., 15.0% related to properties located in the southeast U.S and 12.1% related to properties located in the southwestern U.S. These regions include areas such as Florida, California and Nevada that were particularly hard hit by the downturn in the residential real estate markets. We may suffer additional losses on our assets based on these concentrations.

        We underwrite the credit of prospective borrowers and customers and often require them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although our loans and other lending investments and net lease assets are geographically diverse and the borrowers and customers operate in a variety of industries, to the extent we have a significant concentration of interest or operating lease revenues from any single borrower or customer, the inability of that borrower or customer to make its payment could have an adverse effect on us. As of December 31, 2011, our five largest borrowers or tenants of net lease assets collectively accounted for approximately 22.4% of our aggregate annualized interest and operating lease revenue, of which no single customer accounts for more than 8.0%.

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

        As of December 31, 2011, approximately 27.2% of the carrying value of our assets was located in the Western and Northwestern United States, geographic areas at higher risk for earthquakes. In addition, a significant number of our properties are located in New York City and other major urban areas which, in recent years, have been high risk geographical areas for terrorism and threats of terrorism. Future earthquakes or acts of terrorism could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. Although we believe our owned real estate and the properties collateralizing our loan assets are adequately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance to our tenants. Any earthquake or terrorist attack, whether or not insured, could have a material adverse effect on our financial performance, the market price of our Common Stock and our ability to pay dividends. In addition, there is a risk that one or more of our property insurers may not be able to fulfill its obligations with respect to claims payments due to a deterioration in its financial condition.

From time to time we make investments in companies over which we do not have sole control. Some of these companies operate in industries that differ from our current operations, with different risks than investing in real estate.

        From time to time we make debt or equity investments in other companies that we may not control or over which we may not have sole control. These investments include but are not limited to: LNR Property Corporation ("LNR"), Madison Funds and other equity and mezzanine investments. Although these businesses generally have a significant real estate component, some of them operate in businesses that are different from our primary business segments including, without limitation, special servicing of securitized debt. Consequently, investments in these businesses, among other risks, subject us to the operating and financial risks of industries other than real estate and to the risk that we do not have sole control over the operations of these businesses.

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

        The derivative instruments we may use are typically in the form of interest rate swaps and foreign currency swaps. Interest rate swaps effectively change variable-rate debt obligations to fixed-rate debt obligations or fixed-rate debt obligations to variable-rate debt obligations. Foreign currency swaps limit our exposure to changes in currency rates in respect of certain investments denominated in foreign currencies.

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

Significant increases in interest rates could have an adverse effect on our operating results.

        Our operating results depend in part on the difference between the interest and related income earned on our assets and the interest expense incurred in connection with our interest bearing liabilities. Changes in the general level of interest rates prevailing in the financial markets will affect the spread between our interest earning assets and interest bearing liabilities subject to the impact of interest rate floors and caps, as well as the amounts of floating rate assets and liabilities. Any significant compression of the spreads between interest earning assets and interest bearing liabilities could have a material adverse effect on us. In the event of a significant rising interest rate environment, rates could exceed the interest rate floors that exist on certain of our floating rate debt and create a mismatch between our floating rate loans and our floating rate debt that could have a significant adverse effect on our operating results. In addition, an increase in interest rates could, among other things, reduce the value of our fixed-rate interest bearing assets and our ability to realize gains from the sale of such assets. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control.

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

        Our Secured Credit Facility (see Item 8—"Financial Statements and Supplemental Data—Note 9") prohibits us from paying dividends on our common stock if we no longer qualify as a REIT.

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

Certain of our activities are subject to taxes and could result in taxes allocated to our shareholders and reduce our cash flows.

        Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some U.S. federal, state, local and non-U.S. taxes on our income and property, including taxes on any undistributed income, taxes on income from certain activities conducted as a result of foreclosures, and property and transfer taxes, such as mortgage recording taxes. We would be required to pay taxes on net taxable income that we fail to distribute to our shareholders. In addition, we hold several assets in our "taxable REIT subsidiaries" which are fully taxable corporations, and as a result, may be required to pay income taxes related to these assets. There are also limitations on the ability of taxable REIT subsidiaries to make interest payments to affiliated REITs. Furthermore, we will be subject to a 100% penalty tax to the extent our economic arrangements with our tenants or our taxable REIT subsidiaries are not comparable to similar arrangements among unrelated parties. We will also be subject to a 100% tax to the extent we derive income from the sale of assets to customers in the ordinary course of business. To the extent we or our taxable REIT subsidiaries are required to pay U.S. federal, state, local or non-U.S. taxes, we will have less cash available for distribution to our shareholders.

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

Item 1b.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company's principal executive and administrative offices are located at 1114 Avenue of the Americas, New York, NY 10036. Its telephone number, general facsimile number and web address are (212) 930-9400, (212) 930-9494 and www.istarfinancial.com, respectively. The lease for the Company's principal executive and administrative offices expires in February 2021. The Company's regional offices are located in Atlanta, Georgia; Boston, Massachusetts; Dallas, Texas; Hartford, Connecticut; San Francisco, California and three offices in the Los Angeles, California metropolitan area.

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

        On November 17, 2008, Plumbers Union Local No. 12 Pension Fund and Citiline Holdings, Inc. were appointed Lead Plaintiffs to pursue the Citiline Action. Plaintiffs filed a Consolidated Amended Complaint on February 2, 2009, purportedly on behalf of a putative class of investors who purchased the Company's Common Stock between December 6, 2007 and March 6, 2008 (the "Complaint"). The Complaint named as defendants the Company, certain of its current and former executive officers, and certain investment banks who served as underwriters in the Company's Offering. The Complaint reasserted claims for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act, and added claims for alleged violations of Sections 10(b) and 20(a) of the Exchange Act. Plaintiffs allege the defendants made certain material misstatements and omissions relating to the Company's continuing operations, including the value of the Company's loan portfolio and certain debt securities held by the Company. The Complaint seeks certification as a class action, unspecified compensatory damages plus interest and attorney's fees, and rescission of the public offering. No class has been certified. The Company and its current and former officers filed a motion to dismiss the Complaint on April 27, 2009 and, on March 26, 2010, the Court issued its order granting, in part, the dismissal of certain Securities Act claims against certain of the Company's current and former officers, but denying the motion as to all claims asserted against the Company. Accordingly, the discovery process has commenced and is ongoing. The Company believes the Citiline Action has no merit and intends to continue defending itself vigorously against it.

Shareholder Derivative Actions

        Two shareholder derivative actions were filed in April and May 2010, in the United States District Court for the Southern District of New York, purportedly on the Company's behalf, alleging various claims against the Company's Board of Directors and certain current and former executive officers. These actions arise out of the same facts and circumstances alleged in the Citiline Action (described above) and assert that the individual defendants breached their fiduciary duties to the Company and were liable to the Company for unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets.

        On March 31, 2011, the District Court issued its order dismissing one of these suits, Kautz v. Sugarman, et al., in its entirety. Plaintiff appealed this dismissal and on November 21, 2011 the United States Court of Appeals for the Second Circuit affirmed the District Court's decision.

        Also on March 31, 2011, the District Court denied the Company's motion to dismiss the other action, Vancil v. Sugarman, et al., and granted Plaintiff the opportunity to conduct limited discovery related to the subject matter of the suit. Plaintiff in the Vancil matter subsequently moved to voluntarily dismiss her derivative action. On January 9, 2012, pursuant to the District Court's order, the parties posted notice of Plaintiff's intent to voluntarily dismiss the action on the Company's and Counsel for Plaintiff's websites and notified shareholders of their right to submit objections to the voluntary dismissal to the District Court. Following a public hearing held on February 24, 2012, the District Court granted Plaintiff's motion to dismiss her action voluntarily and the Vancil matter has now been dismissed.

Shareholder Letters

        In 2010, the Company received letters from two shareholders alleging that certain current and former officers and directors breached their fiduciary duties to the Company. The allegations made in these two letters are materially the same as those made in the Vancil suit described in the preceding section. A special committee of independent directors was formed by the Board of Directors to investigate the claims made in these letters. The shareholders on whose behalf these letters were written complied with the special committee's request to furnish evidence of their continuous ownership of iStar shares. The special committee of independent directors undertook a thorough investigation of the claims made in these letters and concluded there is no substantiation for the claims of wrongful conduct referenced in the letters. On May 10, 2011, after careful analysis and deliberation of the findings and recommendations of the special committee, the Board of Directors voted unanimously to adopt the special committee's recommendation to reject the demands contained in these letters and to terminate any pending derivative actions based upon such demands. The shareholders were apprised of the Board's conclusions immediately thereafter.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Equity and Related Share Matters

        The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "SFI."

        The high and low closing prices per share of Common Stock are set forth below for the periods indicated.

Quarter Ended	High	Low
2011
December 31, 2011	$7.18	$5.09
September 30, 2011	$8.41	$4.61
June 30, 2011	$9.62	$7.35
March 31, 2011	$10.31	$7.84
2010
December 31, 2010	$7.82	$3.06
September 30, 2010	$5.22	$2.95
June 30, 2010	$7.43	$4.46
March 31, 2010	$5.06	$2.53

        On February 23, 2012, the closing sale price of the Common Stock as reported by the NYSE was $7.01. The Company had 2,569 holders of record of Common Stock as of February 23, 2012.

        At December 31, 2011, the Company had five series of preferred stock outstanding: 8.000% Series D Preferred Stock, 7.875% Series E Preferred Stock, 7.8% Series F Preferred Stock, 7.65% Series G Preferred Stock and 7.50% Series I Preferred Stock. Each of the Series D, E, F, G and I preferred stock is publicly traded.

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

        Holders of Common Stock, vested High Performance Units and certain unvested restricted stock units and common share equivalents will be entitled to receive distributions if, as and when the Board of Directors authorizes and declares distributions. However, rights to distributions may be subordinated to the rights of holders of preferred stock, when preferred stock is issued and outstanding. In addition, the Company's Secured Credit Facility (see Item 8—"Financial Statements and Supplemental Data—Note 9") permits the Company to distribute 100% of its REIT taxable income on an annual basis, for so long as the Company maintains its qualification as a REIT. The Secured Credit Facility restricts the Company from paying any common dividends if it ceases to qualify as a REIT. In any liquidation, dissolution or winding up of the Company, each outstanding share of Common Stock and HPU share equivalent will entitle its holder to a proportionate share of the assets that remain after the Company pays its liabilities and any preferential distributions owed to preferred shareholders.

        The Company did not declare or pay dividends on its Common Stock for the years ended December 31, 2011 and 2010. The Company declared and paid dividends aggregating $8.0 million, $11.0 million, $7.8 million, $6.1 million and $9.4 million on its Series D, E, F, G, and I preferred stock, respectively, for each of the years ended December 31, 2011 and 2010. There are no dividend arrearages on any of the preferred shares currently outstanding.

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

        No assurance can be given as to the amounts or timing of future distributions, as such distributions are subject to the Company's taxable income after giving effect to its net operating loss carryforwards, financial condition, capital requirements, debt covenants, any change in the Company's intention to maintain its REIT qualification and such other factors as the Company's Board of Directors deems relevant. In addition, based upon guidance announced by the Internal Revenue Service, the Company may elect to satisfy some of its 2011 REIT distribution requirements, if any, through qualifying stock dividends.

Issuer Purchases of Equity Securities

        None.

Disclosure of Equity Compensation Plan Information

Plans Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders-stock options(1)	44,296	$29.82	N/A
Equity compensation plans approved by security holders-restricted stock awards(2)	10,328,181	N/A	3,748,052

Total	10,372,477		3,748,052

Explanatory Notes:

(1)
Stock Options—As more fully discussed in Item 8—"Financial Statements and Supplementary Data—Note 13," there were 44,296 stock options outstanding as of December 31, 2011. These options, together with their weighted average exercise price, have been included in columns (a) and (b), above.

(2)
Restricted Stock—The amount shown in column (a) includes 9,985,063 unvested restricted stock units which may vest in the future based on the employees' continued service to the Company. None of these unvested units are included in the Company's outstanding share balance (see Item 8—"Financial Statements and Supplementary Data—Note 13" for a more detailed description of the Company's restricted stock grants). Substantially all of the restricted stock units included in column (a) are required to be settled on a net, after-tax basis (after deducting shares for minimum required statutory withholdings); therefore, the actual number of shares issued will be less than the gross amount of the awards. The amounts shown in column (a) also include 343,118 common stock equivalents awarded to our non-employee directors in consideration of their service to us as directors. Common stock equivalents represent rights to receive shares of Common Stock at the date the Common Stock Equivalents are settled. Common stock equivalents have dividend equivalent rights beginning on the date of grant. The amount in column (c) represents the aggregate amount of stock options, shares of restricted stock awards or other performance awards that could be granted under compensation plans approved by the Company's security holders after giving effect to previously issued awards of stock options, shares of restricted stock and other performance awards (see Item 8—"Financial Statements and Supplementary Data—Note 13" for a more detailed description of the Company's Long-Term Incentive Plans).

Item 6.    Selected Financial Data

        The following table sets forth selected financial data on a consolidated historical basis for the Company. This information should be read in conjunction with the discussions set forth in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain prior year amounts have been reclassified to conform to the 2011 presentation.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data and ratios)
OPERATING DATA:
Interest income	$226,871	$364,094	$557,809	$947,661	$998,008
Operating lease income	165,040	164,681	175,225	176,429	173,265
Other income	40,878	40,943	25,953	97,742	99,682

Total revenue	$432,789	$569,718	$758,987	$1,221,832	$1,270,955

Interest expense	344,788	314,868	413,091	617,529	609,512
Operating costs—net lease assets	18,439	14,566	15,799	15,096	17,947
Operating costs—REHI and OREO	77,282	64,694	40,866	9,288	445
Depreciation and amortization	62,619	61,663	61,643	59,017	49,222
General and administrative	105,039	109,526	124,152	138,164	146,678
Provision for loan losses	46,412	331,487	1,255,357	1,029,322	185,000
Impairment of assets	22,368	16,319	126,885	334,830	144,184
Other expense	11,070	16,055	62,329	14,582	11,352

Total costs and expenses	$688,017	$929,178	$2,100,122	$2,217,828	$1,164,340

Income (loss) before earnings from equity method investments and other items	$(255,228)	$(359,460)	$(1,341,135)	$(995,996)	$106,615
Gain on early extinguishment of debt, net	101,466	108,923	547,349	393,131	225
Gain on sale of joint venture interest	—	—	—	280,219	—
Earnings from equity method investments	95,091	51,908	5,298	6,535	29,626

Income (loss) from continuing operations before income taxes	$(58,671)	$(198,629)	$(788,488)	$(316,111)	$136,466
Income tax (expense) benefit	4,719	(7,023)	(4,141)	(10,175)	(6,972)

Income (loss) from continuing operations	$(53,952)	$(205,652)	$(792,629)	$(326,286)	$129,494
Income (loss) from discontinued operations	(2,572)	15,476	10,356	53,061	99,276
Gain from discontinued operations	25,110	270,382	12,426	91,458	7,832
Income from sales of residential property	5,721	—	—	—	—

Net income (loss)	$(25,693)	$80,206	$(769,847)	$(181,767)	$236,602
Net (income) loss attributable to noncontrolling interests	3,629	(523)	1,071	991	816
Gain attributable to noncontrolling interests	—	—	—	(22,249)	—

Net income (loss) attributable to iStar Financial Inc.	$(22,064)	$79,683	$(768,776)	$(203,025)	$237,418
Preferred dividends	(42,320)	(42,320)	(42,320)	(42,320)	(42,320)
Net (income) loss allocable to HPU holders and Participating Security holders(1)	1,997	(1,084)	22,526	2,855	(7,739)

Net income (loss) allocable to common shareholders	$(62,387)	$36,279	$(788,570)	$(242,490)	$187,359

Per common share data(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(0.94)	$(2.58)	$(8.10)	$(2.91)	$0.65
Diluted(3)	$(0.94)	$(2.58)	$(8.10)	$(2.91)	$0.65
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(0.70)	$0.39	$(7.88)	$(1.85)	$1.48
Diluted(3)	$(0.70)	$0.39	$(7.88)	$(1.85)	$1.47
Per HPU share data(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(179.73)	$(490.67)	$(1,543.67)	$(548.73)	$123.20
Diluted(3)	$(179.73)	$(490.67)	$(1,543.67)	$(548.73)	$122.67
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(133.13)	$72.27	$(1,501.73)	$(349.87)	$279.53
Diluted(3)	$(133.13)	$72.27	$(1,501.73)	$(349.87)	$278.07
Dividends declared per common share(4)	—	—	—	$1.74	$3.60

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data and ratios)
SUPPLEMENTAL DATA:
Adjusted EBITDA(6)(7)	$376,464	$768,815	$686,267	$1,592,422	$1,318,833
Ratio of Adjusted EBITDA to interest expense and preferred dividends(5)(6)	1.0x	2.0x	1.3x	2.2x	2.0x
Ratio of earnings to fixed charges(7)(8)	—	—	—	—	1.2x
Ratio of earnings to fixed charges and preferred dividends(8)	—	—	—	—	1.2x
Weighted average common shares outstanding—basic	88,688	93,244	100,071	131,153	126,801
Weighted average common shares outstanding—diluted	88,688	93,244	100,071	131,153	127,542
Weighted average HPU shares outstanding—basic and diluted	15	15	15	15	15
Cash flows from:
Operating activities	$(31,785)	$(47,396)	$77,795	$418,529	$561,337
Investing activities	$1,471,429	$3,738,823	$724,702	$(27,943)	$(4,745,080)
Financing activities	$(1,587,683)	$(3,411,194)	$(1,074,402)	$1,444	$4,182,299

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
BALANCE SHEET DATA:
Loans and other lending investments, net	$2,860,762	$4,587,352	$7,661,562	$10,586,644	$10,949,354
Net lease assets, net	$1,702,764	$1,784,509	$2,885,896	$3,044,811	$3,309,866
Real estate held for investment, net	$1,228,134	$833,060	$422,664	$—	$—
Other real estate owned	$677,458	$746,081	$839,141	$242,505	$—
Total assets	$7,517,837	$9,174,514	$12,810,575	$15,296,748	$15,848,298
Debt obligations, net	$5,837,540	$7,345,433	$10,894,903	$12,486,404	$12,363,044
Total equity	$1,573,604	$1,694,659	$1,656,118	$2,446,662	$2,972,170

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

(2)
See Item 8—"Financial Statements and Supplementary Data—Note 14."

(3)
For the year ended December 31, 2007, net income used to calculate earnings per diluted common share and HPU share includes joint venture income of $85.

(4)
The Company has not declared or paid a common dividend since the quarter ended June 30, 2008. In December of 2007, the Company declared a special $0.25 common dividend, in addition to its regular quarterly dividends, due to higher taxable income generated as a result of the Company's acquisition of Fremont CRE.

(5)
Adjusted EBITDA should be examined in conjunction with net income (loss) as shown in the Company's Consolidated Statements of Operations. Adjusted EBITDA should not be considered as an alternative to net income (loss) (determined in accordance with GAAP) as an indicator of the Company's performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is Adjusted EBITDA indicative of funds available to fund the Company's cash needs or available for distribution to shareholders. Rather, Adjusted EBITDA is an additional measure for the Company to use to analyze how its business is performing. In addition, in calculating its ratio of Adjusted EBITDA to interest expense and preferred stock dividends, the Company makes adjustments for impairments of assets and provisions for loan losses because they are significant non-cash items and the Company believes that investors may find it useful to consider the Company's coverage of its interest and preferred dividend payments without the effect of these non-cash items, as an additional measure to earnings to fixed charges. It should be noted that the Company's manner of calculating Adjusted EBITDA may differ from the calculations of similarly-titled measures by other companies.

(6)
Adjusted EBITDA is calculated as net income (loss) plus the sum of interest expense, income taxes, depreciation and amortization, provision for loan losses, impairment of assets, stock-based compensation expense and less the gain on early extinguishment of debt, net.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Net Income (loss)	$(25,693)	$80,206	$(769,847)	$(181,767)	$236,602
Add: Interest expense(1)	345,914	346,500	481,116	666,706	629,272
Add: Income tax expense (benefit)	(4,719)	7,023	4,141	10,175	6,972
Add: Depreciation and amortization(2)	63,928	70,786	98,238	102,745	99,427
Add: Provision for loan losses	46,412	331,487	1,255,357	1,029,322	185,000
Add: Impairment of assets(3)	22,386	22,381	141,018	334,830	144,184
Add: Stock-based compensation expense	29,702	19,355	23,593	23,542	17,601
Less: Gain on early extinguishment of debt, net	(101,466)	(108,923)	(547,349)	(393,131)	(225)

Adjusted EBITDA(4)	$376,464	$768,815	$686,267	$1,592,422	$1,318,833

Explanatory Notes:

(1)
For the years ended December 31, 2011, 2010, 2009, 2008 and 2007, interest expense includes $1,126, $31,632, $68,025, $49,177 and $19,760, respectively, of interest expense reclassified to discontinued operations.

(2)
For the years ended December 31, 2011, 2010, 2009, 2008 and 2007, depreciation and amortization includes $1,309, $9,122, $37,645, $42,426 and $45,145, respectively, of depreciation and amortization reclassified to discontinued operations.

(3)
For the years ended December 31, 2011, 2010 and 2009, impairment of assets includes $18, $6,063 and $14,133, of impairment of assets reclassified to discontinued operations.

(4)
Prior period presentation has been restated to conform to current period presentation.
(7)
This ratio of earnings to fixed charges is calculated in accordance with SEC Regulation S-K Item 503. The Company's unsecured debt securities have a fixed charge coverage covenant which is calculated differently in accordance with the terms of the agreements.

(8)
For the years ended December 31, 2011, 2010, 2009 and 2008, earnings were not sufficient to cover fixed charges by $68,784, $218,353, $757,283 and $276,951, respectively, and earnings were not sufficient to cover fixed charges and preferred dividends by $111,104, $260,673, $799,603 and $319,271, respectively.

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

        This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity during the three-year period ended December 31, 2011. This discussion should be read in conjunction with our consolidated financial statements and related notes for the three-year period ended December 31, 2011 included elsewhere in this Annual Report on Form 10-K. These historical financial statements may not be indicative of our future performance. We reclassified certain items in our consolidated financial statements of prior years to conform to our current year's presentation.

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

        Our real estate investment portfolio includes real estate held for investment ("REHI") and other real estate owned ("OREO") properties primarily acquired through foreclosure or through deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans. Through the infusion of capital and/or intensive asset management, we generally seek to reposition and redevelop these assets with the objective of maximizing their value. We have developed significant expertise in the ownership and repositioning of multifamily, condominium, master planned and development properties.

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

Executive Overview

        The recent economic recession adversely affected our business, resulting in significant provisions for loan losses and impairments, increasing amounts of non-performing loans, higher financing costs and an inability to access the unsecured debt markets. During the recession and continuing through 2011, we focused on resolving non-performing assets, generating liquidity, retiring debt, decreasing leverage and preserving shareholder value. In furtherance of these objectives, in 2011 we completed $2.96 billion of secured debt refinancing transactions, which enabled us to meet our debt maturities and improve our debt maturity profile, though at a higher cost of capital. In addition, we generated $1.74 billion of liquidity from the portfolio and used the proceeds primarily to retire debt and reduce leverage. We made meaningful progress in resolving problem assets, primarily evidenced by reductions in our non-performing loans and a significantly lower provision for loan losses. While we continue to incur significant costs repositioning and developing our OREO/REHI assets, we believe that these investments should enhance the value of these assets and improve our ultimate returns. Additionally, we maintained book value per common share, which increased slightly from the prior year. In the coming year we intend to continue to focus on preserving shareholder value by resolving non-performing assets, strengthening the balance sheet through reduced leverage and better alignment of our asset and liability profile, and investing in our OREO/REHI portfolio.

        For the year ended December 31, 2011, we recorded a net loss of $22.1 million. Although this was a decrease from $79.6 million of net income in 2010, the results in 2010 included $270.4 million in gains primarily related to the sale of a large net lease asset portfolio as compared to $25.1 million of such gains in the current year. The provision for loan losses decreased to $46.4 million in 2011 from $331.5 million in 2010, which resulted primarily from a reduction in non-performing loans. Our 2011 results also benefited from a $43.2 million increase in income from equity method investments, due primarily to the sale of our interest in Oak Hill Advisors and a full year of earnings from our investment in LNR, and the redemption of a series of senior secured notes, which resulted in a one-time gain of $109.0 million.

        During the year, non-performing loans decreased to $771.2 million as of December 31, 2011, compared to $1.35 billion at December 31, 2010. In some cases these loans were sold or modified and in many cases we took possession of properties serving as collateral for these loans through foreclosure or deed-in-lieu of foreclosure. These foreclosed assets constitute the majority of our real estate investment portfolio, which has increased to $1.91 billion as of December 31, 2011, from $1.58 billion at the end of 2010. The overall increase in this portfolio was driven primarily by new REHI assets that we took title to during the year, offset by net reductions in OREO due to asset sales. We generally seek to reposition and redevelop assets within this portfolio through the infusion of capital and/or intensive asset management, with the objective of maximizing their value. While we work on repositioning and redeveloping these assets, we expect to continue to incur significant costs. These costs, net of REHI revenues, totaled $42.0 million in 2011 and $41.5 million in 2010.

        During the year ended December 31, 2011, we generated a total of $1.74 billion in proceeds from our portfolio, comprised of $1.21 billion in loan principal repayments and $534.6 million from asset sales. These proceeds were used in part to reduce our debt obligations by $1.51 billion. In March 2011, we entered into a $2.95 billion senior secured credit facility and used the proceeds to repay approximately

$2.62 billion of outstanding borrowings under our existing secured credit facilities, which were due to mature in June 2011 and June 2012, and approximately $300.0 million of unsecured debt. Additionally, we funded a total of $216.3 million in new and pre-existing investments. The new investments we made in 2011 were primarily sourced from our existing portfolio. We believe that making additional investments in assets within our portfolio may present more attractive risk-adjusted return opportunities than are otherwise available in the market, due to our existing relationships with the customers and knowledge of the assets.

        As of December 31, 2011, we had approximately $1.60 billion of debt maturing and minimum required amortization payments due on or before December 31, 2012. Of this amount, $211.6 million represents the minimum amortization payable by December 31, 2012 under the Secured Credit Facility, which is collateralized by assets with a carrying value of $3.08 billion. We expect to use proceeds from repayments and sales of the pledged collateral to meet these amortization payments. The remaining $1.38 billion of maturities represent unsecured debt that is scheduled to mature during 2012, including $263.5 million in March, $336.5 million in June and $784.8 million in October.

        As of December 31, 2011, we had unrestricted cash of $356.8 million and other unencumbered assets with a carrying value of $3.69 billion. Our capital sources to meet our unsecured debt maturities in the coming year will primarily include debt refinancings, proceeds from asset sales and loan repayments from borrowers, and may include equity capital raising transactions. We believe that proceeds from these activities will be sufficient to meet our obligations during the remainder of the year; however, the timing and amounts of proceeds from expected asset repayments and sales, and our ability to consummate debt refinancing and equity capital raising transactions are subject to factors outside of our control and cannot be predicted with certainty. As discussed further in "Liquidity and Capital Resources" below, our plans are dynamic and we may adjust our plans in response to changes in our expectations and changes in market conditions.

        On February 28, 2012, we announced the launch of a syndication of up to $900.0 million in new senior secured credit facilities. We expect the facilities to be comprised of two tranches, maturing in 2016 and 2017, with differing interest rates. Outstanding borrowings under the facilities will be collateralized by a pool of diversified collateral, including loans, net lease assets and other real estate assets. The proceeds from the new credit facilities will be used to refinance our 2012 unsecured debt maturities. We are in the process of syndicating the new facilities and there can be no assurance that we will be successful in our efforts to complete the syndication.

Results of Operations for the Year Ended December 31, 2011 compared to the Year Ended December 31, 2010

	2011	2010	$ Change	% Change
	(in thousands)
Interest income	$226,871	$364,094	$(137,223)	(38)%
Operating lease income	165,040	164,681	359	—%
Other income	40,878	40,943	(65)	—%

Total revenue	$432,789	$569,718	$(136,929)	(24)%

Interest expense	$344,788	$314,868	$29,920	10%
Operating costs—net lease assets	18,439	14,566	3,873	27%
Operating costs—REHI and OREO	77,282	64,694	12,588	19%
Depreciation and amortization	62,619	61,663	956	2%
General and administrative	105,039	109,526	(4,487)	(4)%
Provision for loan losses	46,412	331,487	(285,075)	(86)%
Impairment of assets	22,368	16,319	6,049	37%
Other expense	11,070	16,055	(4,985)	(31)%

Total costs and expenses	$688,017	$929,178	$(241,161)	(26)%

Gain on early extinguishment of debt, net	101,466	108,923	(7,457)	(7)%
Earnings from equity method investments	95,091	51,908	43,183	83%
Income tax (expense) benefit	4,719	(7,023)	11,742	>(100)%
Income (loss) from discontinued operations	(2,572)	15,476	(18,048)	>(100)%
Gain from discontinued operations	25,110	270,382	(245,272)	(91)%
Income from sales of residential property	5,721	—	5,721	100%

Net income (loss)	$(25,693)	$80,206	$(105,899)	>(100)%

        Revenue—The decrease in interest income is primarily due to a decline in the average balance of performing loans to $2.58 billion for the year ended December 31, 2011 from $3.92 billion for the year ended December 31, 2010. The decrease in performing loans was primarily due to loan repayments and sales as well as performing loans moving to non-performing status (see Risk Management below). For the year ended December 31, 2011, performing loans generated a weighted average effective yield of 7.20% as compared to 7.85% in 2010. The decrease was partially offset by $26.3 million of interest income recorded during the year ended December 31, 2011, related to certain non-performing loans that were resolved, including interest not previously recorded due to the loans being on non-accrual status.

        Within our other income, revenue from REHI assets increased to $35.3 million in 2011 from $23.1 million in 2010 due to additional REHI assets acquired during the last 12 months. During the year ended December 31, 2011, we received title to properties in full or partial satisfaction of non-performing loans of which $396.2 million were classified as REHI. This increase in other income was almost entirely offset by lower loan prepayment fees received in the current year.

        Costs and expenses—Our total costs and expenses were impacted most significantly by lower provisions for loan losses. The decline in our provisions for loan losses primarily resulted from fewer loans moving to non-performing status and a lower overall balance of non-performing loans during the year ended December 31, 2011 as compared to 2010. Additionally, repayments and sales of performing loans resulted in a lower portfolio balance leading to a reduction in the required general loan loss reserve. (See Risk Management below.)

        General and administrative expenses decreased primarily due to lower payroll and employee related costs from both staffing reductions and reduced annual cash compensation offset by additional stock-based compensation expense resulting from the modification of our December 19, 2008 restricted stock units. See Item 8—"Financial Statements and Supplementary Data—Note 13" for further details on the modification of the December 19, 2008 awards. Excluding stock-based compensation expense, general and administrative expense declined by $14.8 million or 16.5% from the prior year.

        Other expense decreased during the year primarily due to lower legal fees and other unreimbursed expenses incurred relating to loans in our portfolio.

        Offsetting these declines in expenses was an increase in interest expense. Interest expense increased primarily due to higher interest rates on our Secured Credit Facility entered into during 2011, partially offset by lower average outstanding borrowings. Our weighted average effective cost of debt increased to 5.24% for the year ended December 31, 2011 as compared to 3.73% during 2010. The average outstanding balance of our debt declined to $6.51 billion for the year ended December 31, 2011 from $9.16 billion for the year ended December 31, 2010.

        Operating costs for REHI and OREO were greater in 2011 than in 2010 due to an increase in the number of properties held in the current year. The increase in operating costs for net lease assets was primarily due to an increase in bad debt expense and lease expirations, offset by new lease commencements.

        Impairments of assets for the year ended December 31, 2011 primarily consisted of $20.8 million of impairments on OREO assets. For the year ended December 31, 2010, impairment of assets primarily included $19.1 million of impairments on OREO assets. Impairments in both periods were due to changes in market conditions.

        Gain on early extinguishment of debt, net—During the year ended December 31, 2011, we fully redeemed our $312.3 million remaining principal amount of 10% senior secured notes due June 2014, which resulted in a $109.0 million gain on early extinguishment of debt. This was offset by losses on extinguishment of debt related to the acceleration of unamortized deferred fees and debt discount resulting from accelerated repayments of our secured credit facilities, including the Tranche A-1 facility.

        During the same period in 2010, we retired $633.0 million par value of our senior secured and unsecured notes and we redeemed $282.3 million of senior secured notes. Together, these transactions resulted in an aggregate gain on early extinguishment of debt of $131.0 million. These gains were offset by $22.1 million of losses resulting from the acceleration of unamortized deferred fees and debt discount in connection with the prepayments of our $1.0 billion First Priority Credit Agreement, which was due to mature in 2012, and our $947.9 million non-recourse secured term loan and another secured term loan that were collateralized by net lease assets we sold during the period.

        Earnings from equity method investments—The increase in earnings from equity method investments was primarily attributable to the sale of our interests in Oak Hill Advisors, L.P. and related entities as well as a full year of earnings from our investment in LNR. In October 2011, we sold a substantial portion of our interests in Oak Hill Advisors, L.P. and related entities and recorded a pre-tax gain of $30.3 million. Prior to the sale in October of 2011, we recorded $8.5 million of earnings from our investments in the Oak Hill entities that were sold during the year ended December 31, 2011. We also recorded a full year of earnings from our investment in LNR, which was $52.1 million higher than our partial year earnings in the prior year when the investment was made. During the year ended December 31, 2011, our share of earnings from LNR included $19.2 million of nonrecurring income from the settlement of tax liabilities. These increases in earnings were partially offset by losses and lower returns recorded by certain of our strategic investments, primarily due to weaker market performance as compared to 2010.

        Income tax (expense) benefit—The income tax benefit recorded during the year ended December 31, 2011 was comprised of $13.7 million of deferred tax benefit offset by $9.0 million of current tax expense related to taxable income generated by assets held in our taxable REIT subsidiaries ("TRS"). TRS entities generated income subject to tax of $75.8 million for the year ended December 31, 2011, including the gain on the sale of our investment in Oak Hill Advisors L.P. This income was offset by the utilization of net operating loss carryforwards of $54.8 million which reduced our current tax expense by $20.0 million, to $9.0 million for the year. The $13.7 million non-cash deferred tax benefit was due to the reversal of a deferred tax liability related to a difference in investment basis for our Oak Hill investments that were sold in October of 2011.

        Discontinued operations—During the year ended December 31, 2011, we sold net lease assets with an aggregate carrying value of $34.4 million resulting in a net gain of $2.9 million. In 2011, we also resolved a contingent obligation related to the 2010 portfolio sale of 32 net lease assets, resulting in a gain of $22.2 million (see Item 8—"Financial Statements and Supplementary Data—Note 6"). During the same period in 2010, we sold net lease assets, including a portfolio of 32 net lease assets, and recognized an aggregate initial gain of $270.4 million.

        Income (loss) from discontinued operations includes operating results from net lease assets sold prior to December 31, 2011. We sold net lease assets with an aggregate carrying value of $34.4 million during 2011 compared to $1.17 billion during 2010, which included the sale of a portfolio of 32 net lease assets.

        Income from sales of residential property—During the year ended December 31, 2011, we also sold OREO assets with a carrying value of $176.5 million. A portion of these were sales of residential property units from which we recorded income of $5.7 million.

Results of Operations for the Year Ended December 31, 2010 compared to the Year Ended December 31, 2009

	2010	2009	$ Change	% Change
	(in thousands)
Interest income	$364,094	$557,809	$(193,715)	(35)%
Operating lease income	164,681	175,225	(10,544)	(6)%
Other income	40,943	25,953	14,990	58%

Total revenue	$569,718	$758,987	$(189,269)	(25)%

Interest expense	$314,868	$413,091	$(98,223)	(24)%
Operating costs—net lease assets	14,566	15,799	(1,233)	(8)%
Operating costs—REHI and OREO	64,694	40,866	23,828	58%
Depreciation and amortization	61,663	61,643	20	—%
General and administrative	109,526	124,152	(14,626)	(12)%
Provision for loan losses	331,487	1,255,357	(923,870)	(74)%
Impairment of assets	16,319	126,885	(110,566)	(87)%
Other expense	16,055	62,329	(46,274)	(74)%

Total costs and expenses	$929,178	$2,100,122	$(1,170,944)	(56)%

Gain on early extinguishment of debt, net	108,923	547,349	(438,426)	(80)%
Earnings from equity method investments	51,908	5,298	46,610	>100%
Income tax (expense) benefit	(7,023)	(4,141)	(2,882)	70%
Income (loss) from discontinued operations	15,476	10,356	5,120	49%
Gain from discontinued operations	270,382	12,426	257,956	>100%

Net income (loss)	$80,206	$(769,847)	$850,053	>100%

        Revenue—The decrease in interest income is primarily a result of a decline in the balance of performing loans to $3.37 billion at December 31, 2010 from $4.91 billion at December 31, 2009. The decline in performing loans was primarily driven by loan repayments and note sales as well as loans moving to non-performing status. (See "Risk Management" below).

        Operating lease income from net lease assets decreased primarily due to a slight decrease in tenant occupancy rates and lower rent received as a result of lease restructurings.

        Offsetting these declines in revenue was an increase in other income primarily driven by an increase in operating revenue from REHI assets and loan prepayment fees received. Revenue from REHI assets increased to $23.1 million in 2010 from $5.8 million in 2009 due to the increase in real estate assets held for investment.

        Costs and expenses—Total costs and expenses decreased primarily due to lower provisions for loan losses. The decline in our provision for loan losses was primarily due to fewer loans moving to non-performing status during the year ended December 31, 2010 as compared to the same period in 2009. The decrease in loans moving to non-performing status during the year can be attributed to a smaller overall loan portfolio and improving economic conditions and credit environment. Additionally, loan repayments and sales have led to a smaller performing loan asset base, which has resulted in a reduction in the required general loan loss reserve. (See "Risk Management" below.)

        Impairment of assets for the year ended December 31, 2010 primarily consisted of $19.1 million of impairments on OREO assets. Asset impairments in 2009 were significantly higher due to declining real estate values and distressed economic conditions. These impairments included $78.6 million of impairments on OREO assets, $19.1 on net lease assets, $12.6 million on investment securities and $12.2 million on equity investments.

        Interest expense decreased primarily due to the repayment and retirement of debt during the last 12 months as well as the exchange of senior unsecured notes for new second-lien senior secured notes completed in May 2009. The average outstanding balance of our debt declined to $9.16 billion at December 31, 2010 from $11.66 billion at December 31, 2009. In addition, the weighted average interest rate on outstanding debt decreased to 3.73% for the year ended December 31, 2010 from 4.07% during the same period in 2009 primarily due to the repayment of higher rate debt obligations.

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

        Gain on early extinguishment of debt, net—During 2010, we retired $633.0 million par value of our senior secured and unsecured notes and we redeemed $282.3 million of senior secured notes. Together, these transactions resulted in an aggregate gain on early extinguishment of debt of $131.0 million. These gains were offset by $22.1 million associated with accelerating the unamortized deferred financing costs and other costs incurred in connection with the prepayments of our $1.00 billion First Priority Credit Agreement, which was due to mature in June 2012, and our $947.9 million non-recourse secured term loan and another secured term loan that were each collateralized by net lease assets we sold during the period.

        During 2009, we retired $1.31 billion par value of our senior unsecured notes at discounts to par and recognized $439.4 million in gain on early extinguishment of debt. Additionally, we completed our secured note exchange transactions and purchased $12.5 million of our outstanding senior floating rates notes in a cash tender offer, which resulted in an aggregate net gain on early extinguishment of debt of $107.9 million.

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

        Discontinued operations—During the year ended December 31, 2010, we sold net lease assets, including a portfolio of 32 net lease assets, and recognized aggregate gains of $270.4 million. During the year ended December 31, 2009, we sold four net lease assets and recognized aggregate gains of $12.4 million.

        Income (loss) from discontinued operations includes the operating results from those net lease assets sold during the period. Income (loss) from discontinued operations in 2009 included the net income from net lease assets sold offset by $14.4 million of impairments on those sold assets.

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

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Adjusted EBITDA
Net income (loss)	$(25,693)	$80,206	$(769,847)	$(181,767)	$236,602
Add: Interest expense(1)	345,914	346,500	481,116	666,706	629,272
Add: Income tax expense (benefit)	(4,719)	7,023	4,141	10,175	6,972
Add: Depreciation and amortization(2)	63,928	70,786	98,238	102,745	99,427
Add: Provision for loan losses	46,412	331,487	1,255,357	1,029,322	185,000
Add: Impairment of assets(3)	22,386	22,381	141,018	334,830	144,184
Add: Stock-based compensation expense	29,702	19,355	23,593	23,542	17,601
Less: (Gain) loss on early extinguishment of debt, net	(101,466)	(108,923)	(547,349)	(393,131)	(225)

Adjusted EBITDA(4)	$376,464	$768,815	$686,267	$1,592,422	$1,318,833

Explanatory Notes:

(1)
For the years ended December 31, 2011, 2010, 2009, 2008 and 2007, interest expense includes $1,126, $31,632, $68,025, $49,177 and $19,760, respectively, of interest expense reclassified to discontinued operations.

(2)
For the years ended December 31, 2011, 2010, 2009, 2008 and 2007, depreciation and amortization includes $1,309, $9,122, $37,645, $42,426 and $45,145, respectively, of depreciation and amortization reclassified to discontinued operations.

(3)
For the years ended December 31, 2011, 2010 and 2009, impairment of assets includes $18, $6,063 and $14,133, of impairment of assets reclassified to discontinued operations.

(4)
Prior period presentation has been restated to conform to current period presentation.

Risk Management

        Loan Credit Statistics—The table below summarizes our non-performing loans, watch list loans and the reserves for loan losses associated with our loans ($ in thousands):

	As of December 31,
	2011	2010
Non-performing loans
Carrying value(1)	$771,196	$1,351,410
As a percentage of total carrying value of loans	27.1%	29.6%
Watch list loans
Carrying value	$136,006	$190,553
As a percentage of total carrying value of loans	4.8%	4.2%
Reserve for loan losses
Total reserve for loan losses	$646,624	$814,625
As a percentage of total loans before loan loss reserves	18.5%	15.1%
Non-performing loan asset-specific reserves for loan losses	$557,129	$667,779
As a percentage of gross carrying value of non-performing loans	41.9%	33.1%

Explanatory Note:

(1)
As of December 31, 2011 and 2010, carrying values of non-performing loans are net of asset-specific reserves for loan losses of $557.1 million and $667.8 million, respectively.

        Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of December 31, 2011, we had non-performing loans with an aggregate carrying value of $771.2 million. Our non-performing loans decreased during the year ended December 31, 2011, primarily due to transfers of non-performing loans to REHI and OREO as well as sales and repayments.

        Watch List Loans—During our quarterly loan portfolio assessments, loans are put on the watch list if deteriorating performance indicates they warrant a higher degree of monitoring and senior management attention. As of December 31, 2011, we had loans on the watch list (excluding non-performing loans) with an aggregate carrying value of $136.0 million.

        Reserve for Loan Losses—The reserve for loan losses was $646.6 million as of December 31, 2011, or 18.5% of the gross carrying value of total loans, compared to $814.6 million or 15.1% at December 31, 2010. The change in the balance of the reserve was the result of $46.4 million of provisioning for loan losses, reduced by $214.4 million of charge-offs during the year ended December 31, 2011. Due to the continued volatility of the commercial real estate market, the process of estimating collateral values and reserves continues to require us to use significant judgment. We currently believe there is adequate collateral and reserves to support the carrying values of the loans.

        The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of December 31, 2011, asset-specific reserves decreased to $573.1 million compared to $694.4 million at December 31, 2010, primarily due to charge-offs on assets that were sold or transferred to REHI and OREO. The decrease was partially offset by impairments on new non-performing loans.

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

        The general reserve was $73.5 million or 3.4% of the gross carrying value of performing loans as of December 31, 2011, compared to $120.2 million or 3.6% of the gross carrying value of performing loans at December 31, 2010. The decrease in the balance of the general reserve was primarily due to the decrease in performing loans outstanding to $2.16 billion as of December 31, 2011 from $3.37 billion as of December 31, 2010. The reduction in general reserves as a percentage of performing loans outstanding was primarily attributable to an improvement in the weighted average risk ratings of performing loans outstanding to 3.29 at the end of the current period compared to 3.51 as of December 31, 2010.

        Real Estate Held for Investment, net and Other Real Estate Owned—REHI and OREO consist of properties acquired through foreclosure or by deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans. Properties are designated as REHI or OREO depending on our strategic plan to realize the maximum value from the collateral received. When we intend to hold, operate or develop the property for a period of at least 12 months, assets are classified as REHI, and when we intend to market these properties for sale in the near term, assets are classified as OREO. As of December 31, 2011 we had $1.23 billion of assets classified as REHI and $677.5 million as OREO. During the year ended December 31, 2011, we recorded impairment charges of $20.8 million on OREO assets due to changing market conditions. The continued volatility of the commercial real estate market requires us to use significant judgment in estimating fair values of REHI and OREO properties at the time of transfer and thereafter when events or circumstances indicate there may be a potential impairment. Additionally, we will continue to incur holding and operating costs related to REHI and OREO assets while they are being marketed for sale or redeveloped and repositioned. The aggregate net operating and holding costs for REHI and OREO assets was $42.0 million for the year ended December 31, 2011.

        Risk concentrations—As of December 31, 2011, our total investment portfolio was comprised of the following property/collateral types ($ in thousands)(1):

Property/Collateral Types	Performing Loans	Net Lease Assets	Non- performing Loans	REHI	OREO	Total	% of Total
Land	$206,550	$56,014	$211,164	$782,766	$119,004	$1,375,498	19.7%
Apartment / Residential	549,471	—	292,740	41,076	402,983	1,286,270	18.4%
Retail	356,823	158,762	68,483	154,406	58,379	796,853	11.4%
Office	116,527	490,106	36,901	71,148	2,616	717,298	10.2%
Industrial / R&D	87,853	478,322	7,836	48,789	1,100	623,900	8.9%
Entertainment / Leisure	78,231	424,794	79,581	—	479	583,085	8.3%
Hotel	352,777	94,766	68,270	42,285	16,049	574,147	8.2%
Mixed Use / Mixed Collateral	238,943	—	—	87,664	76,848	403,455	5.8%
Other property types	175,891	—	6,221	—	—	182,112	2.6%
Other Investments	—	—	—	—	—	457,835	6.5%

Total	$2,163,066	$1,702,764	$771,196	$1,228,134	$677,458	$7,000,453	100.0%

Explanatory Note:

(1)
Based on the carrying value of our total investment portfolio gross of general loan loss reserves.

        As of December 31, 2011, our total investment portfolio had the following characteristics by geographical region ($ in thousands):

Geographic Region	Carrying Value(1)	% of Total
West	$1,657,504	23.7%
Northeast	1,303,779	18.6%
Southeast	1,052,002	15.0%
Southwest	847,141	12.1%
Mid-Atlantic	694,654	9.9%
Various	545,421	7.8%
Central	376,338	5.4%
International	279,352	4.0%
Northwest	244,262	3.5%

Total	$7,000,453	100.0%

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

        Substantially all of our net lease, REHI and OREO assets, as well as assets collateralizing our loans and other lending investments are located in the United States, with California 15.3% and Florida 11.0% representing the only significant concentrations (greater than 10.0%) as of December 31, 2011. Our portfolio contains significant concentrations in the following asset types as of December 31, 2011: land 19.7%, apartment/residential 18.4%, retail 11.4% and office 10.2%.

        We underwrite the credit of prospective borrowers and customers and often require them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although our loans and other lending investments, net lease, REHI and OREO assets are geographically diverse and the borrowers and customers operate in a variety of industries, to the extent we have a significant concentration of interest or operating lease revenues from any single borrower or customer, the inability of that borrower or customer to make its payment could have an adverse effect on us. As of December 31, 2011, our five largest borrowers or tenants of net lease assets collectively accounted for approximately 22.4% of our aggregate annualized interest and operating lease revenue, of which no single customer accounts for more than 8.0%.

Liquidity and Capital Resources

        In March 2011, we entered into a $2.95 billion senior secured credit facility and used the proceeds to repay $2.62 billion of outstanding borrowings under existing secured credit facilities, which were due to mature in June 2011 and 2012, and approximately $300.0 million of unsecured debt. During the year ended December 31, 2011, we generated a total of $1.74 billion in proceeds from our portfolio, including $1.21 billion in loan principal repayments and $534.6 million from asset sales. With these proceeds, we have reduced our outstanding debt obligations to $5.84 billion as of December 31, 2011 from $7.35 billion at the prior year end. This includes repayments of $538.4 million, as of December 31, 2011, on the A-1 Tranche of the senior secured credit facility which exceeds the $450.0 million minimum amortization requirement due to be paid on or before June 30, 2012 and leaves $211.6 million to be paid on or before December 31, 2012. During the year, we repurchased 12.3 million shares of common stock for $78.5 million. In addition, we funded a total of $216.3 million of investments and paid preferred dividends totaling $42.3 million during the year ended December 31, 2011.

        As of December 31, 2011, we had approximately $1.60 billion of debt maturing and minimum required amortization payments due on or before December 31, 2012. Of this amount, $211.6 million represents the minimum amortization payable by December 31, 2012 under the Secured Credit Facility, which is collateralized by assets with a carrying value of $3.08 billion. We expect to use proceeds from repayments and sales of the pledged collateral to meet these amortization payments. The remaining $1.38 billion of maturing debt represents unsecured debt that is scheduled to mature during 2012 as follows ($ in thousands):

Maturity Date	Amount Due
March 2012	$263,466
June 2012	$336,495
October 2012	$784,750

        As of December 31, 2011, we had unrestricted cash of $356.8 million and other unencumbered assets with a carrying value of $3.69 billion. Our capital sources to meet our unsecured debt maturities in the coming year will primarily include debt refinancings, proceeds from asset sales and loan repayments from borrowers, and may include equity capital raising transactions. We have identified unencumbered assets with a carrying value of approximately $1.5 billion that we will use either as collateral for secured refinancings or will sell strategically during the year ending December 31, 2012. We currently expect that the majority of such asset sales would occur during the second half of 2012. Based upon the dynamic nature of our assets and our liquidity plan and the time frame in which we need to generate liquidity, the specific assets, nature of the transactions, timing and amount of asset sales and refinancing transactions could vary. We may also encounter difficulty in finding buyers of assets or executing capital raising strategies on acceptable terms in a timely manner, which could impact our ability to make scheduled repayments on our outstanding debt. However, given our unencumbered assets base and current market conditions, we believe that we have several options that can be reasonably and timely executed to enable us to repay our debt obligations during 2012 as they come due.

        The timing and amounts of proceeds from expected asset repayments and sales, and our ability to consummate debt refinancing and equity capital raising transactions are subject to factors outside our control and cannot be predicted with certainty. Our plans are dynamic and we may adjust our plans in response to changes in our expectations and changes in market conditions. In addition, although there were early signs of improvement in the commercial real estate and credit markets beginning in 2010 and in 2011, such markets remain volatile and it is not possible for us to predict whether these trends will continue in the future or quantify the impact of these or other trends on our financial results. If we fail to repay our obligations as they become due, it would be an event of default under the relevant debt instruments, which could result in a cross-default and acceleration of our other outstanding debt obligations, all of which would have a material adverse effect on our business.

        Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of December 31, 2011 (see Item 8—"Financial Statements and Supplementary Data—Note 9).

	Principal And Interest Payments Due By Period
	Total	Less Than 1 Year	2 - 3 Years(1)	4 - 5 Years	6 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Secured credit facilities	$2,411,580	$211,580	$2,200,000	$—	$—	$—
Unsecured notes	2,041,010	356,310	1,217,810	367,168	99,722	—
Convertible notes	784,750	784,750	—	—	—	—
Unsecured revolving credit facilities	243,650	243,650	—	—	—	—
Secured term loans	293,193	—	105,063	—	161,912	26,218
Other debt obligations	100,000	—	—	—	—	100,000

Total principal maturities	$5,874,183	$1,596,290	$3,522,873	$367,168	$261,634	$126,218
Interest Payable(2)	762,427	303,586	320,940	60,685	46,537	30,679
Operating Lease Obligations	37,017	5,522	9,439	8,665	13,391	—

Total(3)	$6,673,627	$1,905,398	$3,853,252	$436,518	$321,562	$156,897

Explanatory Notes:

(1)
Future long-term debt obligations due during the years ending December 31, 2013 and 2014 are $1.97 billion and $1.55 billion, respectively.

(2)
All variable-rate debt assumes a 30-day LIBOR rate of 0.30% (the 30-day LIBOR rate at December 30, 2011).

(3)
We also have issued letters of credit totaling $12.7 million in connection with six of our investments. See Unfunded Commitments below, for a discussion of certain unfunded commitments related to our lending and net lease businesses.

        Secured Credit Facility—In March 2011, we entered into a new $2.95 billion Secured Credit Facility comprised of a $1.50 billion term loan facility bearing interest at a rate of LIBOR plus 3.75% and maturing in June 2013 (the "Tranche A-1 Facility") and a $1.45 billion term loan facility bearing interest at a rate of LIBOR plus 5.75% maturing in June 2014 (the "Tranche A-2 Facility"), together the "Secured Credit Facility." Both tranches include a LIBOR floor of 1.25%. The Tranche A-1 Facility and Tranche A-2 Facility were issued at discounts to par of 1.0% and 1.5%, respectively. Proceeds from the Secured Credit Facility were used to fully repay the $1.67 billion and $0.9 billion outstanding under our secured credit facilities, which were due to mature in June 2011 and June 2012, respectively, and to repay $175.0 million of our unsecured credit facilities due in June 2011. The remaining proceeds were used to repay other unsecured debt maturing in the first half of 2011.

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

        During the year ended December 31, 2011, we used proceeds from principal repayments and sales of collateral to repay $538.4 million of the Tranche A-1 Facility. These repayments exceeded the $450.0 million cumulative amortization required to be paid by June 30, 2012, leaving $211.6 million to be paid on or before December 31, 2012. Repayments of the facility prior to scheduled amortization dates have resulted in losses on early extinguishment of debt of $12.0 million for the year ended December 31, 2011, related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

        During the year ended December 31, 2011, we received $9.1 million pursuant to an agreement with a holder of our previously outstanding secured credit facilities. The amount effectively reduced the par value that was repaid to the debtholder and was accounted for under ASC 470-60, resulting in $3.7 million being recognized during the year ended December 31, 2011, as a gain on extinguishment of debt. As the same lender participated in the new Secured Credit Facility, the remaining amount was recorded as a premium to that facility and will serve to reduce a portion of future interest expense as it is amortized through its maturity.

        Unsecured Credit Facilities—In June 2011, we repaid the $329.9 million remaining principal balance of our LIBOR + 0.85% unsecured line of credit.

        Secured Term Loans—In June 2011, we entered into a $120.0 million secured term loan financing maturing in July 2021. This financing is collateralized by net lease properties occupied by a single tenant and bears interest at 5.05%.

        In March 2011, we refinanced the $47.7 million outstanding principal balance of a maturing secured term loan. In addition, during June 2011, we entered into an additional $4.6 million secured term loan. These loans bear interest at LIBOR + 4.50%, mature in 2014 and are cross-collateralized by the same net lease assets. Simultaneously with the financings, we entered into interest rate swaps to exchange the variable rates on the notes for fixed interest rates (see Item 8—"Financial Statements and Supplementary Data—Note 12").

        Secured Notes—In January 2011, we fully redeemed the $312.3 million remaining principal balance of our 10% 2014 Notes and recorded a gain on early extinguishment of debt of $109.0 million primarily related to the recognition of the deferred gain premiums that resulted from the exchange.

        Unsecured Notes—During the year ended December 31, 2011, we repaid, upon maturity, the $170.4 million outstanding principal balance of our 5.65% senior unsecured notes, the $96.9 million outstanding principal balance of our 5.125% senior unsecured notes and the $107.8 million outstanding principal balance of our 5.80% senior unsecured notes. In addition, during the year ended December 31, 2011, we repurchased $97.2 million par value of our senior unsecured notes with various maturities ranging from September 2011 to October 2012. In connection with these repurchases, we recorded an aggregate gain on early extinguishment of debt of $0.8 million for the year ended December 31, 2011.

        Unencumbered/Encumbered Assets—As of December 31, 2011, we had unencumbered assets, including cash, with a gross carrying value of $4.68 billion, gross of $707.3 million of accumulated depreciation and loan loss reserves, and encumbered assets with a carrying value of $3.53 billion. The carrying value of our encumbered assets by asset type is as follows ($ in thousands):

	As of December 31,
	2011	2010
Loans and other lending investments, net	$1,786,449	$2,832,184
Net lease assets, net	1,173,978	1,021,783
REHI, net	359,597	28,376
OREO	177,005	232,150
Other investments	37,957	—

Total	$3,534,986	$4,114,493

        Debt Covenants—Our outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness of at least 1.2x and a restriction on debt incurrence based upon the effect of the debt incurrence on our fixed charge coverage. If any of our covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of our debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. While we expect that our ability to incur new indebtedness under the fixed charge coverage ratio will be limited for the foreseeable future, we will continue to be permitted to incur indebtedness for the purpose of refinancing existing indebtedness and for other permitted purposes under the indentures.

        Our Secured Credit Facility contains certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, we are required to maintain collateral coverage of 1.25x outstanding borrowings. In addition, for so long as we maintain our qualification as a REIT, the Secured Credit Facility permits us to distribute 100% of our REIT taxable income on an annual basis. We may not pay common dividends if we cease to qualify as a REIT.

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

        Derivatives—Our use of derivative financial instruments is primarily limited to the utilization of interest rate hedges or other instruments to manage interest rate risk exposure and foreign exchange hedges to manage our risk to changes in foreign currencies. The principal objectives of such hedges are to minimize the risks and/or costs associated with our operating and financial structure and to manage our exposure to foreign exchange rate movements. As a result of the repayment of our secured credit facilities in March 2011 a portion of our multi-currency borrowing capacity was extinguished. Accordingly, upon repayment of the facilities we simultaneously entered into foreign currency hedges to manage our exposure on foreign denominated investment assets. See Item 8—"Financial Statements and Supplementary Data—Note 12."

        Off-Balance Sheet Transactions—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity.

        Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of December 31, 2011, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans	Net Lease Assets	Strategic Investments	Total
Performance-Based Commitments	$53,266	$14,054	$—	$67,320
Discretionary Fundings	128,029	—	—	128,029
Other	—	—	24,340	24,340

Total	$181,295	$14,054	$24,340	$219,689

        Transactions with Related Parties—In October 2011, we sold a substantial portion of our interests in Oak Hill Advisors, L.P. and related entities for $183.7 million of net cash proceeds, which resulted in a net gain of $30.3 million. Additionally, prior to the sale we recorded $8.5 million of earnings from these investments for the year ended December 31, 2011. Both the gain and earnings are included in "Earnings from equity method investments" on our Consolidated Statements of Operations. The transaction was completed in part through sales of interests to unrelated third parties and in part through redemption of interests by principals of Oak Hill Advisors, L.P., including Glenn R. August. Mr. August serves as a member of our Board of Directors and is also the president and senior partner of Oak Hill Advisors, L.P. In conjunction with the sale of our interests in Oak Hill Advisors, L.P., we retained interests in our share of certain unearned incentive fees of various funds. These fees are contingent on the future performance of the funds and we will recognize income related to these fees if and when the amounts are realized.

        As of December 31, 2011, we had investments in non-controlling interests of Oak Hill funds, which were not included in the sale, with a carrying value of $58.7 million. Mr. August holds an investment in these same entities. We recorded equity in earnings from these investments of $1.5 million for the year ended December 31, 2011.

        We have an equity interest of approximately 24% in LNR Property Corporation ("LNR") and two of our executive officers serve on LNR's board of managers. During the year ended December 31, 2010, we executed the discounted payoff of a $25.0 million principal value loan with LNR for which we received proceeds of $24.5 million in full repayment.

        Stock Repurchase Program—On August 8, 2011, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $65.0 million of our Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. When aggregated with the $14.1 million remaining authorization from previous repurchase programs, we had $79.1 million of our Common Stock available for repurchases during the year ended December 31, 2011.

        During the year ended December 31, 2011, we repurchased 12.3 million shares of our outstanding Common Stock for approximately $78.5 million, at an average cost of $6.43 per share, and repurchases were recorded at cost. As of December 31, 2011, we had $0.6 million of Common Stock available to repurchase under our Board authorized stock repurchase programs.

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

        During 2011, management reviewed and evaluated these critical accounting estimates and believes they are appropriate. Our significant accounting policies are described in Item 8—"Financial Statements and Supplemental Data—Note 3." The following is a summary of accounting policies that require more significant management estimates and judgments:

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

        A loan is also considered impaired if its terms are modified in a troubled debt restructuring ("TDR"). A TDR occurs when we grant a concession and the debtor is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loan.

        The provisions for loan losses for the years ended December 31, 2011, 2010 and 2009 were $46.4 million, $331.5 million and $1.26 billion, respectively. The total reserve for loan losses at December 31, 2011 and 2010, included asset specific reserves of $573.1 million and $694.4 million, respectively, and general reserves of $73.5 million and $120.2 million, respectively.

        Impairment of available-for-sale and held-to-maturity debt securities—For held-to-maturity and available-for-sale debt securities held in "Loans and other lending investments, net" management evaluates whether the asset is other-than-temporarily impaired when the fair market value is below carrying value. We consider debt securities other-than-temporarily impaired if (1) we have the intent to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery, or (3) we do not expect to recover the entire amortized cost basis of the security. If it is determined that an other-than-temporary impairment exists, the portion related to credit losses, where we do not expect to recover our entire amortized cost basis, will be recognized as an "Impairment of assets" on our Consolidated Statements of Operations. If we do not intend to sell the security and it is more likely than not that we will not be required to sell the security, but the security has suffered a credit loss, the impairment charge will be separated. The credit loss component of the impairment will be recorded as an "Impairment of assets" on our Consolidated Statements of Operations, and the remainder will be recorded in "Accumulated other comprehensive income (loss)" on our Consolidated Balance Sheets.

        During the year ended December 31, 2009, we determined that unrealized credit related losses on certain held-to-maturity and available-for-sale debt securities were other-than-temporary and recorded impairment charges totaling $11.7 million, in "Impairment of assets" on the Consolidated Statements of Operations.

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

        During the years ended December 31, 2011, 2010 and 2009, we received titles to properties in satisfaction of senior mortgage loans with cumulative gross carrying values of $617.8 million, $1.41 billion and $1.88 billion, respectively, for which those properties had served as collateral, and recorded charge-offs totaling $115.3 million, $631.9 million and $573.6 million, respectively, related to these loans. Subsequent to taking title to the properties, we determined certain OREO assets were impaired due to changing market conditions, and recorded impairment charges of $20.8 million, $19.1 million and $78.6 million during the years ended December 31, 2011, 2010 and 2009, respectively.

        Long-lived assets impairment test—Net lease assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less costs to sell and are included in "Assets held for sale" on our Consolidated Balance Sheets. The difference between the estimated fair value less costs to sell and the carrying value will be recorded as an impairment charge and included in "Income (loss) from discontinued operations" on the Consolidated Statements of Operations. Once the asset is classified as held for sale, depreciation expense is no longer recorded and historical operating results are reclassified to "Income (loss) from discontinued operations" on the Consolidated Statements of Operations.

        We periodically review long-lived assets to be held and used for impairment in value whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. A held for use long-lived asset's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the asset (taking into account the anticipated holding period of the asset) is less than the carrying value. Such estimate of cash flows considers factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the asset and reflected as an adjustment to the basis of the asset. Impairments of net lease and REHI assets are recorded in "Impairment of assets," on our Consolidated Statements of Operations.

        During the years ended December 31, 2010 and 2009, we recorded impairment charges on net lease assets of $6.1 million and $33.5 million, respectively, due to changes in market conditions, of which $6.1 million and $14.1 million, respectively, were included in "Income (loss) from discontinued operations."

        Identified intangible assets and goodwill—We record intangible assets acquired at their estimated fair values separate and apart from goodwill. We determine whether such intangible assets have finite or indefinite lives. As of December 31, 2011, all such acquired intangible assets have finite lives. We amortize finite lived intangible assets based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. We review finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If we determine the carrying value of an intangible asset is not recoverable we will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangibles are recorded in "Impairment of assets" on our Consolidated Statements of Operations.

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

        Valuation of deferred tax assets—Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. We evaluate the realizability of our deferred tax assets and recognize a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of our deferred tax assets will not be realized. When evaluating the realizability of our deferred tax assets, we consider, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires us to forecast our business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any are included in "Income tax (expense) benefit" on the Consolidated Statements of Operations.

        Based on our assessment of all factors, we determined that a valuation allowance of $50.9 million was required on our deferred tax assets as of December 31, 2011.

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

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

Market Risks

        Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk. Our operating results will depend in part on the difference between the interest and related income earned on our assets and the interest expense incurred in connection with our interest-bearing liabilities. Changes in the general level of interest rates prevailing in the financial markets will affect the spread between our interest-earning assets and interest-bearing liabilities subject to the impact of interest rate floors and caps, as well as the amounts of floating rate assets and liabilities. Any significant compression of the spreads between interest-earning assets and interest-bearing liabilities could have a material adverse effect on us.

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

        The following table quantifies the potential changes in net investment income should interest rates increase by 50 or 100 basis points and decrease by 10 basis points, assuming no change in the shape of the yield curve (i.e., relative interest rates). Net investment income is calculated as revenue from loans and other lending investments and operating leases and earnings from equity method investments, less interest expense and operating costs on net lease assets for the year ended December 31, 2011. The base interest rate scenario assumes the one-month LIBOR rate of 0.30% as of December 31, 2011. Actual results could differ significantly from those estimated in the table.

 Estimated Percentage Change In Net Investment Income

Change in Interest Rates	Net Investment Income(1)
-10 Basis Points(1)	0.02%
Base Interest Rate	—%
+50 Basis Points	(0.09)%
+100 Basis Points	(1.00)%

Explanatory Note:

(1)
We have a net variable-rate debt exposure resulting in an increase in net investment income when rates decrease and a decrease in net investment income when rates increase. In addition, interest rate floors on certain of our loan assets further increase net investment income as rates decrease and decrease net investment income when rates increase. As of December 31, 2011, $400.7 million of our floating rate loans has a weighted average interest rate floor of 3.16% and $2.39 billion of our floating rate debt has a weighted average interest rate floor of 1.25%.

Item 8.    Financial Statements and Supplemental Data

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of iStar Financial Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iStar Financial Inc. and its subsidiaries (collectively, the "Company") at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        The Company has approximately $1.6 billion of debt maturing in 2012. As further described in Note 10, the Company's capital sources to meet its debt maturities are expected to primarily include debt refinancings, proceeds from asset sales and loan repayments from borrowers and may include equity capital raising transactions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 29, 2012

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	As of December 31,
	2011	2010
ASSETS
Loans and other lending investments, net	$2,860,762	$4,587,352
Net lease assets, net	1,702,764	1,784,509
Real estate held for investment, net	1,228,134	833,060
Other real estate owned	677,458	746,081
Other investments	457,835	532,358
Cash and cash equivalents	356,826	504,865
Restricted cash	32,630	13,784
Accrued interest and operating lease income receivable, net	16,878	24,408
Deferred operating lease income receivable	72,074	62,569
Deferred expenses and other assets, net	112,476	85,528

Total assets	$7,517,837	$9,174,514

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$106,693	$134,422
Debt obligations, net	5,837,540	7,345,433

Total liabilities	$5,944,233	$7,479,855

Commitments and contingencies	—	—
Equity:
iStar Financial Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (see Note 11)	22	22
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 140,028 issued and 81,920 outstanding at December 31, 2011 and 138,189 issued and 92,336 outstanding at December 31, 2010	140	138
Additional paid-in capital	3,834,460	3,809,071
Retained earnings (deficit)	(2,078,397)	(2,014,013)
Accumulated other comprehensive income (loss) (see Note 15)	(328)	1,609
Treasury stock, at cost, $0.001 par value, 58,108 shares at December 31, 2011 and 45,853 shares at December 31, 2010	(237,341)	(158,492)

Total iStar Financial Inc. shareholders' equity	$1,528,356	$1,648,135
Noncontrolling interests	45,248	46,524

Total equity	$1,573,604	$1,694,659

Total liabilities and equity	$7,517,837	$9,174,514

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Revenue:
Interest income	$226,871	$364,094	$557,809
Operating lease income	165,040	164,681	175,225
Other income	40,878	40,943	25,953

Total revenue	$432,789	$569,718	$758,987

Costs and expenses:
Interest expense	$344,788	$314,868	$413,091
Operating costs—net lease assets	18,439	14,566	15,799
Operating costs—REHI and OREO	77,282	64,694	40,866
Depreciation and amortization	62,619	61,663	61,643
General and administrative	105,039	109,526	124,152
Provision for loan losses	46,412	331,487	1,255,357
Impairment of assets	22,368	16,319	126,885
Other expense	11,070	16,055	62,329

Total costs and expenses	$688,017	$929,178	$2,100,122

Income (loss) before earnings from equity method investments and other items	$(255,228)	$(359,460)	$(1,341,135)
Gain on early extinguishment of debt, net	101,466	108,923	547,349
Earnings from equity method investments	95,091	51,908	5,298

Income (loss) from continuing operations before income taxes	$(58,671)	$(198,629)	$(788,488)
Income tax (expense) benefit	4,719	(7,023)	(4,141)

Income (loss) from continuing operations(1)	$(53,952)	$(205,652)	$(792,629)
Income (loss) from discontinued operations	(2,572)	15,476	10,356
Gain from discontinued operations	25,110	270,382	12,426
Income from sales of residential property	5,721	—	—

Net income (loss)	$(25,693)	$80,206	$(769,847)
Net (income) loss attributable to noncontrolling interests	3,629	(523)	1,071

Net income (loss) attributable to iStar Financial Inc.	$(22,064)	$79,683	$(768,776)
Preferred dividends	(42,320)	(42,320)	(42,320)
Net (income) loss allocable to HPU holders and Participating Security holders(2)(3)	1,997	(1,084)	22,526

Net income (loss) allocable to common shareholders	$(62,387)	$36,279	$(788,570)

Per common share data(1):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic and diluted	$(0.94)	$(2.58)	$(8.10)
Net income (loss) attributable to iStar Financial Inc.:
Basic and diluted	$(0.70)	$0.39	$(7.88)
Weighted average number of common shares—basic and diluted	88,688	93,244	100,071
Per HPU share data(1)(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic and Diluted	$(179.73)	$(490.67)	$(1,543.67)
Net income (loss) attributable to iStar Financial Inc.:
Basic and Diluted	$(133.13)	$72.27	$(1,501.73)
Weighted average number of HPU shares—basic and diluted	15	15	15

Explanatory Notes:

(1)
Income (loss) from continuing operations attributable to iStar Financial for the years ended December 31, 2011, 2010 and 2009 was $(50,323), $(206,175) and $(791,558), respectively. See Note 14 for details on the calculation of earnings per share.

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

For the Years Ended December 31, 2011, 2010 and 2009

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

For the Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$22	$9,800	$138	$3,809,071	$(2,014,013)	$1,609	$(158,492)	$46,524	$1,694,659
Dividends declared—preferred	—	—	—	—	(42,320)	—	—	—	(42,320)
Restricted stock unit amortization, net	—	—	2	25,389	—	—	—	—	25,391
Net loss for the period(2)	—	—	—	—	(22,064)	—	—	(3,603)	(25,667)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(1,937)		—	(1,937)
Repurchase of stock	—	—	—	—	—	—	(78,849)	—	(78,849)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3,917	3,917
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,590)	(1,590)

Balance at December 31, 2011	$22	$9,800	$140	$3,834,460	$(2,078,397)	$(328)	$(237,341)	$45,248	$1,573,604

Explanatory Notes:

(1)
See Note 11 for details on the Company's Cumulative Redeemable Preferred Stock.

(2)
For the years ended December 31, 2011, 2010 and 2009, net income (loss) shown above excludes $(26), $(11) and $(6), respectively, of net income (loss) attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(25,693)	$80,206	$(769,847)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for loan losses	46,412	331,487	1,255,357
Impairment of assets	22,386	22,403	141,018
Depreciation and amortization	63,928	70,770	99,287
Non-cash expense for stock-based compensation	29,702	19,355	23,592
Amortization of discounts/premiums and deferred financing costs on debt	32,345	(18,926)	(12,025)
Amortization of discounts/premiums and deferred interest on lending investments	(62,194)	(102,261)	(117,527)
Discounts, loan fees and deferred interest received	3,933	9,587	11,921
Earnings from equity method investments	(95,091)	(51,908)	(5,298)
Distributions from operations of equity method investments	85,766	32,651	27,973
Deferred operating lease income	(9,390)	(9,976)	(13,926)
Deferred income taxes	(13,729)	4,473	3,772
Income from sales of residential property	(5,721)	—	—
Gain from discontinued operations	(25,110)	(270,382)	(12,426)
Gain on early extinguishment of debt, net	(97,742)	(110,075)	(547,349)
Other non-cash adjustments	(3,886)	(3,451)	(4,928)
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	4,793	14,259	31,767
Changes in deferred expenses and other assets, net	10,580	(1,781)	7,659
Changes in accounts payable, accrued expenses and other liabilities	6,926	(63,827)	(41,225)

Cash flows from operating activities	$(31,785)	$(47,396)	$77,795

Cash flows from investing activities:
New investment originations	$(20,000)	$(100,000)	$—
Fundings under existing loan commitments	(89,895)	(356,329)	(1,224,593)
Repayments of and principal collections on loans	1,206,461	1,519,653	951,202
Purchase of securities	—	—	(31,535)
Net proceeds from sales of loans	95,859	700,098	720,770
Net proceeds from sales of net lease assets	37,343	1,362,983	64,566
Net proceeds from sales of other real estate owned	178,587	460,198	270,621
Net proceeds from repayments and sales of securities	—	213,344	27,060
Contributions to unconsolidated entities	(41,820)	(23,520)	(34,272)
Distributions from and proceeds from sales of unconsolidated entities	188,467	11,441	9,459
Capital expenditures on net lease assets	(12,174)	(14,031)	(14,891)
Capital expenditures on REHI and OREO	(51,995)	(28,832)	(11,056)
Changes in restricted cash held in connection with investing activities	(20,042)	(2,068)	(1,519)
Other investing activities, net	638	(4,114)	(1,110)

Cash flows from investing activities	$1,471,429	$3,738,823	$724,702

Cash flows from financing activities:
Borrowings under secured credit facilities	$2,913,250	$36,294	$39,530
Repayments under secured credit facilities	(1,495,354)	(36,812)	(361,704)
Borrowings under unsecured credit facilities	—	499	95,211
Repayments under unsecured credit facilities	(506,600)	—	(10,094)
Borrowings under secured term loans	124,575	—	1,000,000
Repayments under secured term loans	(1,684,231)	(2,132,899)	(318,431)
Repayments under unsecured notes	(375,127)	(374,249)	(628,366)
Repurchases and redemptions of secured and unsecured notes	(408,690)	(855,833)	(885,055)
Payments for deferred financing costs	(35,545)	—	(51,801)
Preferred dividends paid	(42,320)	(42,320)	(42,320)
Purchase of treasury stock	(78,849)	(7,476)	(29,857)
Changes in restricted cash held in connection with debt obligations	199	12,064	121,116
Other financing activity	1,009	(10,462)	(2,631)

Cash flows from financing activities	$(1,587,683)	$(3,411,194)	$(1,074,402)

Changes in cash and cash equivalents	$(148,039)	$280,233	$(271,905)
Cash and cash equivalents at beginning of period	504,865	224,632	496,537

Cash and cash equivalents at end of period	$356,826	$504,865	$224,632

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$322,601	$376,473	$531,858

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Notes to Consolidated Financial Statements

Note 1—Business and Organization

        Business—iStar Financial Inc., or the "Company," is a fully-integrated finance and investment company focused on the commercial real estate industry. The Company provides custom-tailored investment capital to high-end private and corporate owners of real estate and invests directly across a range of real estate sectors. The Company, which is taxed as a real estate investment trust, or "REIT," has invested more than $35 billion over the the past two decades. The Company's three primary business segments are lending, net leasing and real estate investment. See Note 10 for discussion of business risks and uncertainties, including the impact of recent economic conditions on the Company and the Company's liquidity and capital resources.

        Organization—The Company began its business in 1993 through private investment funds and became publicly traded in 1998. Since that time, the Company has grown through the origination of new lending and leasing transactions, as well as through corporate acquisitions.

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

        Consolidated VIEs—The Company consolidates OHA Strategic Credit Fund Parallel I, L.P. ("OHA SCF"), which was created to invest in distressed and undervalued loans, bonds, equities and other investments. As of December 31, 2011 and 2010, OHA SCF had $56.9 million and $45.7 million, respectively, of total assets, no debt, and $0.1 million of noncontrolling interests. The investments held by this entity are presented in "Other investments" on the Company's Consolidated Balance Sheets. As of December 31, 2011, the Company had a total unfunded commitment of $16.9 million to this entity.

        The Company also consolidates Madison Deutsche Andau Holdings, LP ("Madison DA"), which was created to invest in mortgage loans collateralized by real estate in Europe. As of December 31, 2011 and 2010, Madison DA had $37.4 million and $58.0 million, respectively, of total assets, no debt, and $5.4 million and $8.6 million of noncontrolling interests, respectively. The investments held by this entity are presented in "Loans and other lending investments, net" on the Company's Consolidated Balance Sheets.

        Unconsolidated VIEs—The Company determined that as of December 31, 2011, 28 of its other investments were in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's Consolidated Financial Statements. As of December 31, 2011, the

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2—Basis of Presentation and Principles of Consolidation (Continued)

Company's maximum exposure to loss from these investments does not exceed the sum of the $220.2 million carrying value of the investments and $7.4 million of related unfunded commitments.

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

        Loans classified as held-for-investment or held-to-maturity are reported at their outstanding unpaid principal balance, and include unamortized acquisition premiums or discounts and unamortized deferred loan costs or fees. These loans also include accrued and paid-in-kind interest and accrued exit fees that the Company determines are probable of being collected. Debt securities classified as available-for-sale are reported at fair value with unrealized gains and losses included in "Accumulated other comprehensive income (loss)" on the Company's Consolidated Balance Sheets.

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

        For held-to-maturity and available-for-sale debt securities held in "Loans and other lending investments, net," management evaluates whether the asset is other-than-temporarily impaired when the fair market value is below carrying value. The Company considers debt securities other-than-temporarily impaired if (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. If it is determined that an other-than-temporary impairment exists, the portion related to credit losses, where the Company does not expect to recover its entire amortized cost basis, will be recognized as an "Impairment of assets" on the Company's Consolidated Statements of Operations. If the Company does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security, but the security has suffered a credit loss, the impairment charge will be separated. The credit loss component of the impairment will be recorded as an "Impairment of assets" on the Company's Consolidated Statements of Operations, and the remainder will be recorded in "Accumulated other comprehensive income (loss)" on the Company's Consolidated Balance Sheets.

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

        Net lease assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less costs to sell and are included in "Assets held for sale" on the Company's Consolidated Balance Sheets. If the estimated fair value less costs to sell is less than the carrying value, the difference will be

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

recorded as an impairment charge and included in "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations. Once an asset is classified as held for sale, depreciation expense is no longer recorded and historical operating results are reclassified to "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations.

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

        Subsequent to acquisition, qualified development and construction costs, including interest and certain other carrying costs incurred during the construction and/or renovation periods are capitalized and charged to operations through depreciation over the asset's estimated useful life. The Company ceases capitalization on the portions substantially completed and capitalizes only those costs associated with the portions under development.

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

        Operating revenues related to REHI assets are recorded as "Other income" and expenses are included in "Operating costs—REHI and OREO," on the Company's Consolidated Statements of Operations.

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

        Profits on sales of residential properties are recognized upon closing of the sale when all conditions for full profit recognition have been met. The Company uses the relative sales value method to allocate costs to individual residential properties. Profits on sales of residential properties are included in "Income from sales of residential property" on the Consolidated Statements of Operations.

        Equity and cost method investments—Purchased equity interests are accounted for pursuant to the equity method of accounting if the Company can significantly influence the operating and financial policies of an investee. This is generally presumed to exist when ownership interest is between 20% and 50% of a corporation, or greater than 5% of a limited partnership or limited liability company. The Company's periodic share of earnings and losses in equity method investees is included in "Earnings from equity method investments" on the Consolidated Statements of Operations. When the Company's ownership position is too small to provide such influence, the cost method is used to account for the equity interest. Equity and cost method investments are included in "Other investments" on the Company's Consolidated Balance Sheets.

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

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

        Restricted cash—Restricted cash represents amounts required to be maintained under certain of the Company's debt obligations, lending investments, OREO, leasing and derivative transactions.

        Consolidation—Variable interest entities—The Company evaluated its investments and other contractual arrangements to determine if they constitute variable interests in a VIE. A VIE is an entity where a controlling financial interest is achieved through means other than voting rights. A VIE is consolidated by the primary beneficiary, which is the party that has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This overall consolidation assessment includes a review of, among other factors, which interests create or absorb variability, contractual terms, the key decision making powers, their impact on the VIE's economic performance, and related party relationships. Where qualitative assessment is not conclusive, the Company performs a quantitative analysis. The Company reassesses its evaluation of the primary beneficiary of a VIE on an ongoing basis and assesses its evaluation of an entity as a VIE upon certain reconsideration events.

        The Company has investments in certain funds that meet the deferral criteria in Accounting Standards Update ("ASU") 2010-10 and will continue to assess consolidation of these entities under the overall guidance on the consolidation of VIEs in Accounting Standards Codification ("ASC") 810-10. The consolidation evaluation is similar to the process noted above, except that the primary beneficiary is the party that will receive a majority of the VIE's anticipated losses, a majority of the VIE's expected residual returns, or both. In addition, for entities that meet the deferral criteria, the Company reassesses its initial evaluation of the primary beneficiary and whether an entity is a VIE upon the occurrence of certain reconsideration events.

        Deferred expenses—Deferred expenses include leasing costs and financing fees. Leasing costs include brokerage, legal and other costs which are amortized over the life of the respective leases. External fees and costs incurred to obtain long-term financing have been deferred and are amortized over the term of the respective borrowing using the effective interest method or the straight line method, as appropriate. Amortization of leasing costs and deferred financing fees are included in "Depreciation and amortization" and "Interest expense," respectively, on the Company's Consolidated Statements of Operations.

        Identified intangible assets and goodwill—Upon the acquisition of a business, the Company records intangible assets acquired at their estimated fair values separate and apart from goodwill. The Company determines whether such intangible assets have finite or indefinite lives. As of December 31, 2011, all such intangible assets acquired by the Company have finite lives. The Company amortizes finite lived intangible assets based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. The Company reviews finite lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the Company determines the carrying value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangible assets are recorded in "Impairment of assets" on the Company's Consolidated Statements of Operations.

        As of December 31, 2011 and 2010, the Company had $53.6 million and $42.8 million, respectively, of unamortized finite lived intangible assets primarily related to the prior acquisition of net lease assets and REHI. The total amortization expense for these intangible assets was $11.0 million, $9.0 million and

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

$12.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The estimated aggregate amortization costs for each of the five succeeding fiscal years are as follows ($ in thousands):

2012	$7,807
2013	6,172
2014	5,720
2015	5,476
2016	5,395

Total	$30,570

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

        The Company holds certain loans initially acquired at a discount, for which it was probable, at acquisition, that all contractually required payments would not be received. The Company does not have a reasonable expectation about the timing and amount of cash flows expected to be collected on these loans and recognizes income when cash is received or applies cash to reduce the carrying value of the loans. As of December 31, 2011 and 2010, these loans had cumulative principal balances of $74.5 million and $93.6 million, respectively, and cumulative carrying values of $59.6 million and $75.9 million, respectively.

        Leasing investments:    The Company's leases have all been determined to be operating leases based on an analysis performed in accordance with ASC 840. Operating lease revenue is recognized on the straight-line method of accounting, generally from the later of the date the lessee takes posession of the space and it is ready for its intended use or the date of acquisition of the facility subject to existing leases. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between lease revenue recognized under this method and contractual lease payment terms is recorded as "Deferred operating lease income receivable," on the Company's Consolidated Balance Sheets.

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

        A loan is also considered impaired if its terms are modified in a troubled debt restructuring ("TDR"). A TDR occurs when the Company has granted a concession and the debtor is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loan.

        Allowance for doubtful accounts—The allowance for doubtful accounts reflects management's estimate of losses inherent in the accrued operating lease income receivable and deferred operating lease income receivable balances as of the balance sheet date and incorporates an asset-specific component, as well as a general, formula-based reserve based on management's evaluation of the credit risks associated with these receivables. At December 31, 2011 and 2010, the total allowance for doubtful accounts was $3.7 million and $1.4 million, respectively.

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

        Disposal of long-lived assets—The results of operations from net lease assets that were sold or held for sale in the current and prior periods are classified as "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations even though such income was actually recognized by the Company prior to the asset sale. Gains from the sale of net lease assets are classified as "Gain from discontinued operations" on the Company's Consolidated Statements of Operations.

        Income taxes—The Company has elected to be qualified and taxed as a REIT under section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company is subject to federal income taxation at corporate rates on its REIT taxable income, however, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby subjecting the distributed net income of the Company to taxation at the shareholder level only. In addition, the Company is allowed several other deductions in computing its REIT taxable income, including non-cash items such as depreciation expense and certain specific reserve amounts that the Company deems to be uncollectable. These deductions allow the Company to shelter a portion of its operating cash flow from its dividend payout requirement under federal tax laws. In addition, the Company has made foreclosure elections for certain properties acquired through foreclosure which allows the Company to operate these properties within the REIT but subjects them to certain tax obligations. The carrying value of assets with foreclosure elections as of December 31, 2011 is $1.38 billion. The Company intends to operate in a manner consistent with and to elect to be treated as a REIT for tax purposes. As of December 31, 2010, the Company had $153.7 million of net operating loss carryforwards at the corporate REIT level, which can generally be used to offset both ordinary and capital taxable income in future years and will expire through 2030 if unused. The amount of net operating loss carryforwards as of December 31, 2011 will be subject to finalization of the 2011 tax returns. The Company recognizes interest expense and penalties related to uncertain tax positions, if any, as "Income tax (expense) benefit" on the Company's Consolidated Statements of Operations.

        The Company can participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, as long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code, subject to certain limitations. As such, the Company, through its taxable REIT subsidiaries ("TRSs"), is engaged in various real estate related opportunities, including but not limited to managing various investments in equity affiliates, including Oak Hill Advisors, L.P. and LNR, and managing activities related to certain foreclosed assets. As of December 31, 2011, $770.7 million of the Company's assets were owned by TRS entities. The Company's TRS entities are not consolidated for federal income tax purposes and are taxed as corporations. For financial reporting

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in TRS entities. The following represents the Company's TRS income tax expense ($ in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Current tax expense	$9,010	$2,550	$369
Deferred tax expense (benefit)(1)	(13,729)	4,473	3,772

Total income tax expense (benefit)	$(4,719)	$7,023	$4,141

Explanatory Note:

(1)
During the year ended December 31, 2011, the Company sold its investment in Oak Hill Advisors L.P. (see Note 7) and recognized a deferred tax benefit resulting from the reversal of a deferred tax liability associated with the investment. See the table on the following page for the Company's deferred tax assets and liabilities as of December 31, 2011 and 2010.

        During the year ended December 31, 2011, the Company's TRS entities had income subject to tax of $75.8 million which was offset by $54.8 million of net operating loss carryforwards, generating current tax expense of $9.0 million. The Company's TRS taxable income for the year ended December 31, 2011 included the gain on the Company's sale of its investment in Oak Hill Advisors L.P. (see Note 7). The Company's utilization of net operating loss carryforwards of $54.8 million offset this taxable income and reduced current tax expense by approximately $20.0 million. The Company also had TRS entities which generated $36.9 million of aggregate taxable losses during the year ended December 31, 2011. Total cash paid for taxes for the years ended December 31, 2011, 2010 and 2009, was $8.5 million, $7.3 million and $2.9 million, respectively.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Based on an assessment of all factors, including historical losses and continued volatility of the activities within the TRS entities, it was determined that valuation allowances of $50.9 million and $29.9 million were required on the net deferred tax assets as of December 31, 2011 and 2010, respectively. Changes in estimate of deferred tax asset realizability, if any are included in "Income tax (expense) benefit" on the Consolidated Statements of Operations.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

        Deferred tax assets and liabilities of the Company's TRS entities were as follows ($ in thousands):

	As of December 31,
	2011	2010
Deferred tax assets(1)	$53,625	$29,921
Deferred tax liabilities(2)	(2,736)	(13,729)
Valuation allowance	(50,889)	(29,921)

Net deferred tax assets (liabilities)	$—	$(13,729)

Explanatory Notes:

(1)
Deferred tax assets primarily include net operating loss carryforwards of $22.8 million and $21.5 million as of December 31, 2011 and 2010, respectively, as well as real estate asset basis differences of $30.8 million and $8.4 million as of December 31, 2011 and 2010, respectively.

(2)
Deferred tax liabilities are primarily comprised of basis differences in equity investments. During the year ended December 31, 2011, the Company sold its investment in Oak Hill Advisors L.P. (see Note 7) and recognized the deferred tax benefit associated with the reversal of this deferred liability.

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

New Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, "Presentation of Comprehensive Income," which requires entities to (1) present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income and (2) present reclassification of other comprehensive income on the face of the income statement. In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," which deferred the requirements of entities to present reclassification of other comprehensive income on the face of the income statement. Both standards are effective in interim and

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3—Summary of Significant Accounting Policies (Continued)

fiscal years beginning after December 15, 2011 and should be applied retrospectively. The Company will adopt this ASU for the reporting period ending March 31, 2012, as required.

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

        In April 2011, the FASB issued ASU 2011-02, "A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring," which provides additional guidance to creditors for determining whether a loan modification is a troubled debt restructuring ("TDR"). The guidance provides additional considerations in determining whether a creditor has granted a concession and adds factors for creditors to consider in determining whether a debtor is experiencing financial difficulties. This ASU was effective for the first interim or annual period beginning on or after June 15, 2011 with retrospective application for loan modifications that have occurred from January 1, 2011. Loan modifications that qualify as TDRs are considered impaired and will be measured and recorded prospectively in the period of adoption. The Company adopted the standard in the period ended September 30, 2011, as required. As a result of this adoption, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. As of September 30, 2011, the Company had a recorded investment of $50.9 million in loans for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and became specifically reviewed for impairment as a result of adoption of this ASU. Based on an evaluation of potential losses at September 30, 2011, no specific reserves were required for these loans. See Note 4 for additional troubled debt restructuring disclosures.

        In January 2011, FASB issued ASU 2011-01, "Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20," which temporarily deferred the effective date in ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" in respect of disclosures related to troubled debt restructurings until FASB finalized ASU 2010-20 (see above). ASU 2010-20 requires companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the financial statements to understand the nature of loan modifications and troubled debt restructurings. The Company adopted the TDR disclosure provisions of ASU 2010-20 in the period ended September 30, 2011, as required. See Note 4 for additional disclosures required by the adoption of these provisions.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments, net

        The following is a summary of the Company's loans and other lending investments by class ($ in thousands):

	As of December 31,
Type of Investment(1)	2011	2010
Senior mortgages	$2,801,213	$4,390,770
Subordinate mortgages	211,491	305,245
Corporate/Partnership loans	478,892	689,535

Total gross carrying value of loans(2)	$3,491,596	$5,385,550
Reserves for loan losses	(646,624)	(814,625)

Total carrying value of loans	$2,844,972	$4,570,925
Other lending investments—securities	15,790	16,427

Total loans and other lending investments, net	$2,860,762	$4,587,352

Explanatory Notes:

(1)
Loans and other lending investments are presented net of unearned income, unamortized discounts and premiums and net unamortized deferred fees and costs. In total, these amounts represented a net discount of $101.7 million and $62.7 million as of December 31, 2011 and 2010, respectively.

(2)
The Company's recorded investment in loans as of December 31, 2011 and 2010 was $3.50 billion and $5.41 billion, respectively, which consists of total gross carrying value of loans plus accrued interest of $13.3 million and $21.3 million, for the same two periods, respectively.

        During the year ended December 31, 2011, the Company originated $20.0 million in loans and other lending investments, funded $89.9 million under existing loan commitments and received principal repayments of $1.21 billion. During the same period, the Company sold loans with a total carrying value of $144.9 million, for which it recognized charge-offs of $25.0 million.

        During the year ended December 31, 2011, the Company received title to properties in full or partial satisfaction of non-performing mortgage loans with a gross carrying value of $617.8 million, for which the properties had served as collateral, and recorded charge-offs totaling $115.3 million related to these loans. These properties were recorded as real estate held for investment ("REHI") or other real estate owned ("OREO") on the Company's Consolidated Balance Sheets (see Note 5). In addition, during the same period, the Company received equity in an entity that took title to a property in satisfaction of a non-performing mortgage for which the property had served as collateral. The Company held a participation in the mortgage with a gross carrying value of $74.6 million and charged-off $29.2 million upon receiving the equity interest (see Note 7).

        Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows: ($ in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Reserve for loan losses at beginning of period	$814,625	$1,417,949	$976,788
Provision for loan losses	46,412	331,487	1,255,357
Charge-offs	(214,413)	(934,811)	(814,196)

Reserve for loan losses at end of period	$646,624	$814,625	$1,417,949

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments, net (Continued)

        The Company's recorded investment (comprised of a loan's carrying value plus accrued interest) in loans and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans Acquired with Deteriorated Credit Quality	Total
As of December 31, 2011:
Loans	$1,525,337	$1,919,876	$59,648	$3,504,861
Less: Reserve for loan losses	(554,131)	(73,500)	(18,993)	(646,624)

Total	$971,206	$1,846,376	$40,655	$2,858,237

As of December 31, 2010:
Loans	$2,296,599	$3,034,310	$75,907	$5,406,816
Less: Reserve for loan losses	(692,610)	(120,200)	(1,815)	(814,625)

Total	$1,603,989	$2,914,110	$74,092	$4,592,191

        Credit Characteristics—As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. This process is discussed in more detail in "Reserve for loan losses" in Note 3. As of December 31, 2011, the Company's recorded investment in loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of
	December 31, 2011		December 31, 2010
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$1,514,016	3.19	$2,394,270	3.48
Subordinate mortgages	190,342	3.36	307,509	3.20
Corporate/Partnership loans	472,178	3.61	685,848	3.76

Total	$2,176,536	3.29	$3,387,627	3.51

        As of December 31, 2011, the Company's recorded investment in loans, aged by payment status and presented by class, were as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days(1)	Greater Than 90 Days(1)	Total Past Due	Total
Senior mortgages	$1,721,653	$—	$1,086,913	$1,086,913	$2,808,566
Subordinate mortgages	190,342	22,481	—	22,481	212,823
Corporate/Partnership loans	472,178	—	11,294	11,294	483,472

Total	$2,384,173	$22,481	$1,098,207	$1,120,688	$3,504,861

Explanatory Note:

(1)
All loans with payments more than 90 days past due are classified as non-performing and are on non-accrual status. In addition, a loan with a recorded investment of $22.5 million that was less than 90 days delinquent is classified as non-performing.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments, net (Continued)

        Impaired Loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of December 31, 2011			As of December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Senior mortgages	$219,488	$218,612	$—	$404,861	$404,126	$—
Corporate/Partnership loans	10,110	10,160	—	10,110	10,160	—

Subtotal	$229,598	$228,772	$—	$414,971	$414,286	$—
With an allowance recorded:
Senior mortgages	$1,268,962	$1,263,195	$(540,670)	$1,834,008	$1,825,150	$(683,948)
Subordinate mortgages	22,480	22,558	(22,480)	—	—	—
Corporate/Partnership loans	62,591	62,845	(9,974)	64,465	64,919	(10,477)

Subtotal	$1,354,033	$1,348,598	$(573,124)	$1,898,473	$1,890,069	$(694,425)
Total:
Senior mortgages	$1,488,450	$1,481,807	$(540,670)	$2,238,869	$2,229,276	$(683,948)
Subordinate mortgages	22,480	22,558	(22,480)	—	—	—
Corporate/Partnership loans	72,701	73,005	(9,974)	74,575	75,079	(10,477)

Total	$1,583,631	$1,577,370	$(573,124)	$2,313,444	$2,304,355	$(694,425)

Explanatory Note:

(1)
All of the Company's non-accrual loans are considered impaired and included in the table above. In addition, as of December 31, 2011 and 2010, certain loans modified through troubled debt restructurings with a recorded investment of $255.3 million and $294.3 million, respectively, are also included as impaired loans in accordance with GAAP although they are performing and on accrual status.

        The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Years Ended December 31,
	2011			2010		2009
	Average Recorded Investment	Interest Income Recognized		Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$309,079	$31,799	(1)	$659,150	$20,472	$751,011	$10,115
Subordinate mortgages	—	—		1,404	87	2,953	396
Corporate/Partnership loans	10,110	680		27,526	1,868	28,953	—

Subtotal	$319,189	$32,479		$688,080	$22,427	$782,917	$10,511
With an allowance recorded:
Senior mortgages	$1,608,486	$7,187		$2,411,735	$5,183	$3,340,368	$3,712
Subordinate mortgages	19,477	—		77,125	107	65,009	—
Corporate/Partnership loans	66,087	332		65,118	—	100,278	—

Subtotal	$1,694,050	$7,519		$2,553,978	$5,290	$3,505,655	$3,712
Total:
Senior mortgages	$1,917,565	$38,986		$3,070,885	$25,655	$4,091,379	$13,827
Subordinate mortgages	19,477	—		78,529	194	67,962	396
Corporate/Partnership loans	76,197	1,012		92,644	1,868	129,231	—

Total	$2,013,239	$39,998		$3,242,058	$27,717	$4,288,572	$14,223

Explanatory Note:

(1)
Amount includes interest income of $26.3 million related to the resolution of certain non-performing loans. Interest income was not previously recorded as the loans were on non-accrual status.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4—Loans and Other Lending Investments, net (Continued)

        Troubled Debt Restructurings—During the year ended December 31, 2011, the Company modified loans that were determined to be troubled debt restructurings. The recorded investment in these loans was impacted by the modifications as follows, presented by class ($ in thousands):

	For the Year Ended December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Senior mortgages	7	$191,158	$190,893

        Loans that defaulted during the year ended December 31, 2011, that were modified as troubled debt restructurings within the previous 12 months, were as follows ($ in thousands):

	For the Year Ended December 31, 2011
	Number of Loans	Outstanding Recorded Investment
Senior mortgages	1	$28,005

        During the year ended December 31, 2011, the Company restructured seven loans that were considered troubled debt restructurings. The Company reduced the rate on three of these loans with a combined recorded investment of $105.7 million, from a combined weighted average rate of 8.3% to 4.7% and extended the loans with a new weighted average maturity of 1.4 years, with conditional extension options in certain cases dependent on pay down hurdles. The Company extended a discounted payoff option on one loan that is currently classified as non-performing and extended the term of the three remaining loans with the interest rates unchanged. In addition, as of December 31, 2011, the Company had $6.1 million of unfunded commitments on modified loans considered troubled debt restructurings.

        For the six loans that were extended, the Company believes the borrowers can perform under the new terms and has classified these loans as performing. Generally when granting financial concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and in some cases lookback features or equity kickers to offset concessions granted should conditions with the loan improve.

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

Note 5—Real Estate Held for Investment, net and Other Real Estate Owned

        During the year ended December 31, 2011, the Company received title to properties with an aggregate estimated fair value at the time of foreclosure of $502.5 million, in full or partial satisfaction of non-performing mortgage loans for which those properties had served as collateral. Of these, properties with a value of $396.2 million were classified as REHI and $106.3 million were classified as OREO, based on management's current intention to either hold the properties over a longer period or to market them for sale in the near term.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5—Real Estate Held for Investment, net and Other Real Estate Owned (Continued)

        Real Estate Held for Investment, net—REHI consisted of the following ($ in thousands):

	As of December 31,
	2011	2010
Land held for investment and development	$701,547	$606,083
Operating property
Land	143,411	69,807
Buildings and improvements	400,203	165,025
Less: accumulated depreciation and amortization	(17,027)	(7,855)

Real estate held for investment, net	$1,228,134	$833,060

        The Company records REHI operating income in "Other income" and REHI operating expenses in "Operating costs—REHI and OREO," on the Company's Consolidated Statements of Operations, as follows ($ in thousands):

	For the Years Ended December 31,
	2011	2010	2009
REHI operating income	$35,331	$23,103	$5,822
REHI operating expenses	$45,885	$31,646	$12,455

        Other Real Estate Owned—During the year ended December 31, 2011, the Company sold OREO assets with a carrying value of $176.5 million. A portion of these were sales of residential property units from which the Company recorded income of $5.7 million. For the years ended December 31, 2011, 2010 and 2009, the Company recorded net impairment charges to OREO properties totaling $20.8 million, $19.1 million and $78.6 million, respectively, and recorded net expenses related to holding costs for OREO properties of $31.4 million, $33.0 million, $28.4 million, respectively.

Note 6—Net Lease Assets, net

        The Company's investments in net lease assets, at cost, were as follows ($ in thousands):

	As of December 31,
	2011	2010
Facilities and improvements	$1,601,477	$1,651,998
Land and land improvements	447,603	454,925
Less: accumulated depreciation	(346,316)	(322,414)

Net lease assets, net	$1,702,764	$1,784,509

        During the year ended December 31, 2011, the Company sold net lease assets with carrying values of $34.4 million, resulting in a net gain of $2.9 million.

        During the year ended December 31, 2010, the Company completed the sale of a portfolio of 32 net lease assets to a single purchaser for a gross purchase price of $1.35 billion that resulted in a net gain of $250.3 million. The aggregate carrying value of the portfolio of assets was $1.05 billion. At the time of sale, the Company had reduced its gain on sale and recorded a liability based upon certain contingent obligations, which have now been fully resolved. Upon resolution of this liability in 2011, the Company

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6—Net Lease Assets, net (Continued)

realized $22.2 million of the gain previously deferred and recorded the gain in "Gain from discontinued operations" on the Company's Consolidated Statements of Operations for the year ended December 31, 2011. See Note 9 for additional details on the repayment of the debt collateralized by these assets. As part of the purchaser's financing for the transaction, the Company provided the purchaser with $105.6 million of mezzanine loans, which were subsequently paid down to $26.5 million as of December 31, 2011.

        Summarized financial information for discontinued operations related to the sale of the portfolio of 32 net lease assets is as follows ($ in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Total revenues	$—	$55,559	$114,575
Income (loss) from discontinued operations	$(2,301)	$15,580	$9,966

        In addition to the sale of the portfolio of assets noted above, during the year ended December 31, 2010, the Company sold net lease assets with carrying values of $119.7 million, which resulted in gains of $20.1 million. For the year ended December 31, 2010, the Company recorded impairment charges on net lease assets of $6.1 million, all of which was included in "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations.

        During the year ended December 31, 2009 the Company sold net lease assets with carrying values of $52.1 million, which resulted in gains of $12.4 million. In addition, for the year ended December 31, 2009, the Company recorded impairment charges on net lease assets of $33.5 million of which $14.1 million was included in "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations.

        The Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the years ended December 31, 2011, 2010 and 2009 were $23.4 million, $29.8 million and $36.4 million, respectively. Of these amounts, $23.4 million, $23.6 million and $24.5 million, respectively, were included as a reduction of "Operating costs—net lease assets," and the remainder was included in "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations.

        Future Minimum Operating Lease Payments—Future minimum operating lease payments under non-cancelable leases, excluding customer reimbursements of expenses, in effect at December 31, 2011, are as follows ($ in thousands):

Year
2012	$149,937
2013	$149,244
2014	$151,188
2015	$151,714
2016	$148,792

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7—Other Investments

        Other investments primarily consists of equity method investments. The Company's other investments and its proportionate share of results for equity method investments were as follows ($ in thousands):

	Carrying value as of December 31,		Equity in earnings for the Years Ended December 31,
	2011	2010	2011	2010	2009
LNR	$159,764	$122,176	$53,861	$1,797	$—
Madison Funds	103,305	92,265	3,641	9,717	(5,620)
Oak Hill Funds	56,817	48,613	1,918	11,613	2,078
REHI Investments	52,803	—	(7,839)	—	—
Oak Hill Advisors	—	173,231	38,361	22,439	20,588
Other equity method investments	73,146	85,938	5,149	6,342	(11,748)

Total equity method investments	$445,835	$522,223	$95,091	$51,908	$5,298

Other	12,000	10,135

Total other investments	$457,835	$532,358

Equity Method Investments

        LNR—On July 29, 2010, the Company acquired an ownership interest of approximately 24% in LNR Property Corporation ("LNR"). LNR is a servicer and special servicer of commercial mortgage loans and CMBS and a diversified real estate investment, finance and management company. In the transaction, the Company and a group of investors, including other creditors of LNR, acquired 100% of the common stock of LNR in exchange for cash and the extinguishment of existing senior notes of LNR's parent holding company (the "Holdco Notes"). The Company contributed $100.0 million aggregate principal amount of Holdco Notes and $100.0 million in cash in exchange for an equity interest of $120.0 million. During the year ended December 31, 2010, the Company executed the discounted payoff of a separate $25.0 million principal value loan with LNR for which it received proceeds of $24.5 million in full repayment.

        Below is a summary of LNR's latest available financial information ($ in thousands)(1)(2):

	For the Year Ended September 30, 2011	For the Period July 29, 2010 to September 30, 2010
Income Statement
Total revenue(2)	$327,032	$40,022
Income tax expense (benefit)	$(76,558)	$685
Net income attributable to LNR	$225,190	$7,495
iStar's ownership percentage	24%	24%
iStar's equity in earnings	$53,861	$1,797

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7—Other Investments (Continued)

	As of September 30,
	2011	2010
Balance Sheet
Total assets(2)	$1,288,923	$1,270,912
Total debt(2)	$469,631	$515,495
Total liabilities(2)	$576,835	$724,311
Noncontrolling interests	$39,940	$37,092
LNR Property LLC equity	$672,147	$509,510
iStar's ownership percentage	24%	24%
iStar's equity investment in LNR	$159,764	$122,176

	For the Year Ended September 30, 2011	For the Period July 29, 2010 to September 30, 2010
Cash Flows
Operating cash flows	$170,703	$22,568
Cash flows from investing and financing (excluding distributions)	$(4,102)	$(3,272)
Net cash flows (excluding distributions)	$166,601	$19,296
Cash distributions	$73,916	$—
iStar's ownership percentage	24%	24%
Cash distributions received by iStar	$17,722	$—
Explanatory Notes:

(1)
The Company records its investment in LNR on a one quarter lag, therefore, amounts in the Company's financial statements for the year ended December 31, 2011 are based on balances and results from LNR for the year ended September 30, 2011.

(2)
LNR consolidates certain commercial mortgage-backed securities and collateralized debt obligation trusts that are considered VIEs (and for which it is the primary beneficiary), that have been excluded from the amounts presented above. As of September 30, 2011 and 2010, the assets of these trusts which aggregate approximately $126.66 billion and $142.39 billion, respectively, are the sole source of repayment of the related liabilities, which aggregate approximately $126.64 billion and $141.99 billion, respectively, which are non-recourse to LNR and its equity holders, including the Company. In addition, Total revenue presented above includes $119.0 million and $16.8 million for the periods ended September 30, 2011 and 2010, respectively, of servicing fee revenue that is eliminated upon consolidation of the VIE's. This income is then added back through consolidation as an adjustment to income allocable to noncontrolling entities and has no net impact on Net Income attributable to LNR.

        Madison Funds—As of December 31, 2011, the Company owned a 29.52% interest in Madison International Real Estate Fund II, LP, a 32.92% interest in Madison International Real Estate Fund III, LP and a 29.52% interest in Madison GP1 Investors, LP (collectively, the "Madison Funds"). The Madison Funds invest in ownership positions of entities that own real estate assets. The Company has determined that all of these entities are variable interest entities and that an external member is the primary beneficiary.

        Oak Hill Funds—As of December 31, 2011, the Company owned a 10.43% interest in Oak Hill Credit Opportunities Fund, L.P. ("OHCOF"), a 5.92% interest in OHA Strategic Credit Master Fund, L.P. ("OHSCF"), and a 9.88% interest in Oak Hill Credit Partners II, Limited ("OHCP II") (collectively, the

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7—Other Investments (Continued)

"Oak Hill Funds"). The Oak Hill Funds were formed to acquire and manage a diverse portfolio of assets, investing in distressed, stressed and undervalued loans, bonds, equities and other investments. The Company appointed to its Board of Directors a member that holds an investment in the Oak Hill Funds. As such Oak Hill is a related party of the Company.

        REHI Investments—As of December 31, 2011, the Company owned 33% and 31% equity interests in two separate entities that received titles to properties previously serving as collateral for loan investments of the Company.

        Oak Hill Advisors—In October 2011, the Company sold a substantial portion of its interests in Oak Hill Advisors, L.P. and related entities for $183.7 million of net cash proceeds, which resulted in a net gain of $30.3 million that was recorded in "Earnings from equity method investments" on the Company's Consolidated Statements of Operations. The transaction was completed in part through sales of interests to unrelated third parties and in part through redemption of interests by the principals of Oak Hill Advisors, L.P., including Glenn R. August. Mr. August serves as a member of the Company's Board of Directors and is also the president and senior partner of Oak Hill Advisors, L.P. In conjunction with the sale of its interests in Oak Hill Advisors, L.P., the Company retained interests in its share of certain unearned incentive fees of various funds. These fees are contingent on the future performance of the funds and the Company will recognize income related to these fees if and when the amounts are realized.

        Other Equity Method Investments—The Company also had smaller investments in several other entities that were accounted for under the equity method where the Company has ownership interests up to 50.0%. Several of these investments are in real estate related funds or other strategic investment opportunities within niche markets.

        During the years ended December 31, 2010 and 2009, the Company recognized impairment charges on certain of its equity method investments of $1.2 million and $4.7 million, respectively. In addition, during the year ended December 31, 2009, the Company recorded a non-cash out-of-period charge of $9.4 million to recognize additional losses from an equity method investment as a result of additional depreciation expense that should have been recorded at the equity method entity. This adjustment was recorded as a reduction to "Other investments" on the Company's Consolidated Balance Sheets and a decrease to "Earnings from equity method investments," on the Company's Consolidated Statements of Operations. The Company concluded that the amount of losses that should have been recorded in periods beginning in July 2007 were not material to any of its previously issued financial statements. The Company also concluded that the cumulative out-of-period charge was not material to the fiscal year in which it has been recorded. As such, the charge was recorded in the Company's Consolidated Statements of Operations for the year ended December 31, 2009, rather than restating prior periods.

        Summarized Financial Information—The following table presents the investee level summarized financial information of the Company's equity method investments, excluding LNR ($ in thousands):

	For the years ended December 31,
	2011	2010	2009
Income Statements
Revenues	$198,340	$590,265	$129,814
Net income (loss) attributable to parent entities	$97,066	$342,661	$(12,237)

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7—Other Investments (Continued)

	As of December 31,
	2011	2010
Balance Sheets
Total assets	$3,079,736	$4,486,974
Total liabilities	$197,246	$1,236,116
Noncontrolling interests	$4,139	$107,422
Total equity	$2,878,351	$3,143,436

Note 8—Other Assets and Other Liabilities

        Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of December 31,
	2011	2010
Deferred financing fees, net(1)	$21,443	$5,527
Other receivables	17,273	13,521
Net lease in-place lease intangibles, net(2)	17,013	24,469
Leasing costs, net(3)	12,423	8,267
Corporate furniture, fixtures and equipment, net(4)	9,034	11,016
Prepaid expenses	5,441	5,265
Other assets	29,849	17,463

Deferred expenses and other assets, net	$112,476	$85,528

Explanatory Notes:

(1)
During the year ended December 31, 2011, in connection with the Secured Credit Facility, the Company recorded deferred financing fees of $33.3 million (see Note 9). Accumulated amortization of deferred financing fees was $13.3 million and $21.1 million as of December 31, 2011 and 2010, respectively.

(2)
Represents unamortized finite lived intangible assets related to the prior acquisition of net lease assets. Accumulated amortization on net lease intangibles was $33.4 million and $26.6 million as of December 31, 2011 and 2010, respectively. Amortization expense related to these assets was $6.8 million, $6.4 million and $9.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(3)
Accumulated amortization on leasing costs was $5.5 million and $5.3 million as of December 31, 2011 and 2010, respectively.

(4)
Accumulated depreciation on corporate furniture, fixtures and equipment was $8.1 million and $7.2 million as of December 31, 2011 and 2010, respectively.

        Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of December 31,
	2011	2010
Accrued expenses	$36,332	$19,800
Accrued interest payable	30,122	38,143
Security deposits and other investment deposits	12,192	2,874
Unearned operating lease income	9,077	10,423
Property taxes payable	6,495	5,880
Deferred tax liabilities	—	13,729
Other liabilities	12,475	43,573

Accounts payable, accrued expenses and other liabilities	$106,693	$134,422

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations, net

        As of December 31, 2011 and 2010, the Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of December 31,
			Stated Interest Rates		Scheduled Maturity Date
	2011	2010
Secured credit facilities:
Tranche A-1 Facility	$961,580	$—	LIBOR + 3.75	%(1)	June 2013
Tranche A-2 Facility	1,450,000	—	LIBOR + 5.75	%(1)	June 2014
Line of credit	—	618,883	LIBOR + 1.50%		June 2011
Line of credit	—	334,180	LIBOR + 1.50%		June 2012
Secured term loans:
Collateralized by loans, net lease, REHI and OREO assets	—	1,055,000	LIBOR + 1.50%		June 2011
Collateralized by loans, net lease, REHI and OREO assets	—	612,222	LIBOR + 1.50%		June 2012
Collateralized by net lease assets	293,192	190,223	5.05% - 7.68%		Various through 2026

Total secured credit facilities and term loans	$2,704,772	$2,810,508
Unsecured credit facilities:
Line of credit	$—	$501,405	LIBOR + 0.85%		June 2011
Line of credit	243,650	243,819	LIBOR + 0.85%		June 2012

Total unsecured credit facilities	$243,650	$745,224
Secured notes:
10.0% senior notes	$—	$312,329	10.0%		June 2014
Unsecured notes:
5.80% senior notes	$—	$107,766	5.80%		March 2011
5.125% senior notes	—	96,916	5.125%		April 2011
5.65% senior notes	—	196,593	5.65%		September 2011
5.15% senior notes	263,466	322,006	5.15%		March 2012
5.50% senior notes	92,845	102,345	5.50%		June 2012
LIBOR + 0.50% senior convertible notes(2)	784,750	787,750	LIBOR + 0.50%		October 2012
8.625% senior notes	501,701	501,701	8.625%		June 2013
5.95% senior notes	448,453	448,453	5.95%		October 2013
6.5% senior notes	67,055	67,055	6.5%		December 2013
5.70% senior notes	200,601	200,601	5.70%		March 2014
6.05% senior notes	105,765	105,765	6.05%		April 2015
5.875% senior notes	261,403	261,403	5.875%		March 2016
5.85% senior notes	99,722	99,722	5.85%		March 2017

Total unsecured notes	$2,825,761	$3,298,076
Other debt obligations:
Other debt obligations	$100,000	$100,000	LIBOR + 1.5%		October 2035
Total debt obligations	$5,874,183	$7,266,137
Debt premiums/(discounts), net(2)(3)	(36,643)	79,296

Total debt obligations, net	$5,837,540	$7,345,433

Explanatory Notes:

(1)
These loans each have a LIBOR floor of 1.25%. As of December 31, 2011, inclusive of the floors, the Tranche A-1 Facility and Tranche A-2 Facility loans incurred interest at a rate of 5.00% and 7.00%, respectively.

(2)
The Company's convertible senior floating rate notes due October 2012 ("Convertible Notes") are convertible at the option of the holders, into 22.2 shares per $1,000 principal amount of Convertible Notes, on or after August 15, 2012, or prior to that date

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations, net (Continued)

  if (1) the price of the Company's Common Stock trades above 130% of the conversion price for a specified duration, (2) the trading price of the Convertible Notes is below a certain threshold, subject to specified exceptions, (3) the Convertible Notes have been called for redemption, or (4) specified corporate transactions have occurred. None of the conversion triggers have been met as of December 31, 2011. As of December 31, 2011, the outstanding principal balance of the Company's senior convertible notes was $784.8 million, the unamortized discount was $10.3 million and the net carrying amount of the liability was $774.5 million. As of December 31, 2011, the carrying value of the additional paid-in-capital, or equity component of the convertible notes, was $37.4 million. For the years ended December 31, 2011, 2010 and 2009, the Company recognized interest expense on the convertible notes of $18.0 million, $17.5 million and $21.0 million, respectively, of which $11.6 million, $10.8 million and $10.0 million, respectively, related to the amortization of the debt discount.

(3)
As of December 31, 2011, includes unamortized original issue debt discounts of $22.5 million associated with the Secured Credit Facility completed in March 2011.

        Future Scheduled Maturities—As of December 31, 2011, future scheduled maturities of outstanding long-term debt obligations, net are as follows ($ in thousands)(1):

2012	$1,596,290
2013	1,971,049
2014	1,551,824
2015	105,765
2016	261,403
Thereafter	387,852

Total principal maturities	$5,874,183
Unamortized debt discounts, net	(36,643)

Total long-term debt obligations, net	$5,837,540

Explanatory Note:

(1)
Includes minimum required amortization payments on the Secured Credit Facility.

        Secured Credit Facility—In March 2011, the Company entered into a new $2.95 billion Secured Credit Facility comprised of a $1.50 billion term loan facility bearing interest at a rate of LIBOR plus 3.75% and maturing in June 2013 (the "Tranche A-1 Facility") and a $1.45 billion term loan facility bearing interest at a rate of LIBOR plus 5.75% maturing in June 2014 (the "Tranche A-2 Facility"), together the "Secured Credit Facility." Both tranches include a LIBOR floor of 1.25%. The Tranche A-1 Facility and Tranche A-2 Facility were issued at discounts to par of 1.0% and 1.5%, respectively. Proceeds from the Secured Credit Facility were used to fully repay the $1.67 billion and $0.9 billion outstanding under the Company's secured credit facilities, which were due to mature in June 2011 and June 2012, respectively, and to repay $175.0 million of the Company's unsecured credit facilities due in June 2011. The remaining proceeds were used to repay other unsecured debt maturing in the first half of 2011.

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

        During the year ended December 31, 2011, the Company used proceeds from principal repayments and sales of collateral to repay $538.4 million of its Tranche A-1 Facility. These repayments exceeded the $450.0 million cumulative amortization required to be paid by June 30, 2012, leaving $211.6 million to be paid on or before December 31, 2012. Repayments of the facility prior to scheduled amortization dates have resulted in losses on early extinguishment of debt of $12.0 million for the year ended December 31, 2011, related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

        During the year ended December 31, 2011, the Company received $9.1 million pursuant to an agreement with a holder of the Company's previously outstanding secured credit facilities. The amount effectively reduced the par value that was repaid to the debtholder and was accounted for under ASC 470-60, resulting in $3.7 million being recognized during the year ended December 31, 2011, as a gain on extinguishment of debt. As the same lender participated in the new Secured Credit Facility, the remaining amount was recorded as a premium to that facility and will serve to reduce a portion of future interest expense as it is amortized through its maturity.

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

        In March 2011, the Company refinanced the $47.7 million outstanding principal balance of a maturing secured term loan. In addition, during June 2011, the Company entered into an additional $4.6 million secured term loan. The loans bear interest at LIBOR + 4.50%, mature in 2014 and are cross-collateralized by the same net lease assets. Simultaneously with the financings, the Company entered into interest rate swaps to exchange its variable rates on the notes for fixed interest rates (see Note 10).

        In 2010, the Company repaid other secured term loans, including a $947.9 million non-recourse loan that was collateralized by the portfolio of net lease assets sold during the period, as well as $153.3 million of other term loans with various maturities. In connection with these repayments, the Company expensed unamortized deferred financing costs and incurred other expenses totaling $22.1 million, which reduced net gain on early extinguishment of debt during the year ended December 31, 2010.

        Secured Notes—During 2009, the Company completed a series of private offers in which the Company issued $155.3 million and $479.5 million aggregate principal amount of its 8.0% second priority senior secured guaranteed notes due 2011 and 10.0% second priority senior secured guaranteed notes due 2014, respectively, in exchange for $1.01 billion aggregate principal amount of its senior unsecured notes of various series. As a result of these transactions, the Company recognized a $107.9 million gain on early extinguishment of debt, net of closing costs of $11.8 million, during the year ended December 31, 2009, and recorded a deferred gain of $262.7 million which was reflected as premiums to the par value of the new debt.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations, net (Continued)

        During 2010, the Company redeemed or repurchased $322.5 million par value of its 2011 and 2014 Notes, generating $71.3 million of gains on early extinguishment of debt.

        In January 2011, the Company fully redeemed the $312.3 million remaining principal balance of its 10% 2014 Notes and recorded a gain on early extinguishment of debt of $109.0 million primarily related to the recognition of the deferred gain premiums that resulted from the exchange.

        Unsecured Notes—During the year ended December 31, 2011, the Company repaid, upon maturity, the $170.4 million outstanding principal balance of its 5.65% senior unsecured notes, the $96.9 million outstanding principal balance of its 5.125% senior unsecured notes and the $107.8 million outstanding principal balance of its 5.80% senior unsecured notes. In addition, the Company repurchased $97.2 million par value of its senior unsecured with various maturities ranging from September 2011 to October 2012. In connection with these repurchases, the Company recorded an aggregate gain on early extinguishment of debt of $0.8 million for the year ended December 31, 2011.

        During the year ended December 31, 2010, the Company repurchased $592.8 million par value of senior unsecured notes with various maturities ranging from March 2010 to March 2014 generating $59.7 million in net gains on early extinguishment of debt.

        During the year ended December 31, 2009, the Company repurchased $1.31 billion par value of senior unsecured notes with various maturities ranging from January 2009 to March 2017 generating $439.4 million in net gains on early extinguishment of debt.

        Unencumbered/Encumbered Assets—As of December 31, 2011, the Company had unencumbered assets, including cash, with a gross carrying value of $4.68 billion, gross of $707.3 million of accumulated depreciation and loan loss reserves, and encumbered assets with a carrying value of $3.53 billion. The carrying value of our encumbered assets by asset type is as follows ($ in thousands):

	As of December 31,
	2011	2010
Loans and other lending investments, net	$1,786,449	$2,832,184
Net lease assets, net	1,173,978	1,021,783
REHI, net	359,597	28,376
OREO	177,005	232,150
Other investments	37,957	—

Total	$3,534,986	$4,114,493

Debt Covenants

        The Company's outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness of at least 1.2x and a restriction on debt incurrence based upon the effect of the debt incurrence on the Company's fixed charge coverage. If any of the Company's covenants is breached and not cured within applicable cure periods, the breach could result in acceleration of its debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. While the Company expects that its ability to incur new indebtedness under the fixed charge coverage ratio will be limited for the foreseeable future, it will

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9—Debt Obligations, net (Continued)

continue to be permitted to incur indebtedness for the purpose of refinancing existing indebtedness and for other permitted purposes under the indentures.

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

Note 10—Commitments and Contingencies

        Business Risks and Uncertainties—The Company's business has been and continues to be adversely affected by the recent economic recession and illiquidity and volatility in the credit and commercial real estate markets. The Company experienced significant provisions for loan losses and impairments resulting from high levels of non-performing loans and increasing amounts of real estate owned as the Company took title to assets of defaulting borrowers. The economic conditions and their effect on the Company's operations also resulted in increased financing costs and an inability to access the unsecured debt markets. Since the beginning of the crisis, the Company has significantly curtailed asset originations and has focused primarily on resolving problem assets, generating liquidity, retiring debt, and decreasing leverage with the objective of preserving shareholder value.

        The Company saw signs of an economic recovery during 2010 and 2011, including some improvements in the commercial real estate market and capital markets. These conditions resulted in reduced additions to non-performing loans, reductions in provisions for loan losses and increased levels of liquidity to fund operations. These improving conditions allowed the Company to complete the Secured Credit Facility in March of 2011. While the Company has benefited from improving conditions, volatility within the capital markets and commercial real estate market continues to have an adverse effect on the Company's operations, as primarily evidenced by continuing elevated levels of non-performing assets and higher costs of capital. Further, improvement in the Company's financial condition and operating results and its ability to generate sufficient liquidity are dependent on a sustained economic recovery, which cannot be predicted with certainty.

        As of December 31, 2011, the Company had $1.60 billion of debt maturing and minimum required amortization payments due on or before December 31, 2012. Of this amount, $211.6 million represents the minimum amortization payable by December 31, 2012 under the Secured Credit Facility, which is collateralized by assets with a carrying value of $3.08 billion. The Company expects to use proceeds from repayments and sales of the pledged collateral to meet these amortization payments. The remaining

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 10—Commitments and Contingencies (Continued)

$1.38 billion of maturing debt represents unsecured debt that is scheduled to mature during 2012 as follows ($ in thousands):

Maturity Date	Amount Due
March 2012	$263,466
June 2012	$336,495
October 2012	$784,750

        As of December 31, 2011, the Company had unrestricted cash of $356.8 million and other unencumbered assets with a carrying value of $3.69 billion. The Company's capital sources to meet its unsecured debt maturities in the coming year will primarily include debt refinancings, proceeds from asset sales and loan repayments from borrowers, and may include equity capital raising transactions. The Company has identified unencumbered assets with a carrying value of approximately $1.5 billion that it will use either as collateral for secured refinancings or will sell strategically during the year ending December 31, 2012. The Company currently expects that the majority of such asset sales would occur during the second half of 2012. Based upon the dynamic nature of the Company's assets and its liquidity plan and the time frame in which the Company needs to generate liquidity, the specific assets, nature of the transactions, timing and amount of asset sales and refinancing transactions could vary. The Company may also encounter difficulty in finding buyers of assets or executing capital raising strategies on acceptable terms in a timely manner, which could impact its ability to make scheduled repayments on its outstanding debt. However, given the Company's unencumbered asset base and current market conditions, the Company believes that it has several options that can be reasonably and timely executed to enable the Company to repay its debt obligations during 2012 as they come due.

        The timing and amounts of proceeds from expected asset repayments and sales, and the Company's ability to consummate debt refinancing and equity capital raising transactions are subject to factors outside its control and cannot be predicted with certainty. The Company's plans are dynamic and it may adjust its plans in response to changes in its expectations and changes in market conditions. In addition, although there were early signs of improvement in the commercial real estate and credit markets beginning in 2010 and in 2011, such markets remain volatile and it is not possible for the Company to predict whether these trends will continue in the future or quantify the impact of these or other trends on its financial results. If the Company fails to repay its obligations as they become due, it would be an event of default under the relevant debt instruments, which could result in a cross-default and acceleration of the Company's other outstanding debt obligations, all of which would have a material adverse effect on the Company.

        Unfunded Commitments—The Company has certain off-balance sheet unfunded commitments. The Company generally funds construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. The Company refers to these arrangements as Performance-Based Commitments. In addition, the Company will sometimes establish a maximum amount of additional fundings which it will make available to a borrower or tenant for an expansion or addition to a project if it approves of the expansion or addition at its sole discretion. The Company refers to these arrangements as Discretionary Fundings. Finally, the Company has committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of December 31, 2011, the maximum amounts of the fundings the Company may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that it will

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 10—Commitments and Contingencies (Continued)

approve all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans	Net Lease Assets	Strategic Investments	Total
Performance-Based Commitments	$53,266	$14,054	$—	$67,320
Discretionary Fundings	128,029	—	—	128,029
Other	—	—	24,340	24,340

Total	$181,295	$14,054	$24,340	$219,689

        Other Commitments—Total operating lease expense for the years ended December 31, 2011, 2010 and 2009 were $7.2 million, $7.3 million and $13.3 million, respectively. Future minimum lease obligations under non-cancelable operating leases are as follows ($ in thousands):

2012	$5,522
2013	$4,952
2014	$4,487
2015	$4,254
2016	$4,411
Thereafter	$13,391

        For the year ended December 31, 2009, the Company recognized a $42.4 million lease termination expense in "Other expense" on the Consolidated Statements of Operations pursuant to a settlement agreement under which the Company terminated a long-term lease for new headquarters space and settled all disputes with the landlord.

        The Company also has issued letters of credit totaling $12.7 million in connection with six of its investments.

        Legal Proceedings—The Company and/or one or more of its subsidiaries is party to various pending litigation matters that are considered ordinary routine litigation incidental to the Company's business as a finance and investment company focused on the commercial real estate industry, including loan foreclosure and foreclosure-related proceedings. The Company discloses certain of its more significant legal proceedings under "Item 3. Legal Proceedings" in its Annual Report on Form 10-K for the year ended December 31, 2011 (Legal Proceedings).

        A liability is accrued when it is both (a) probable that a loss with respect to the legal proceeding has occurred and (b) the amount of loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings that could require a liability to be accrued. Based on its current knowledge, and after consultation with legal counsel, the Company believes it is not a party to, nor is any of its properties the subject of, any pending legal proceeding that would have a material adverse effect on the Company's consolidated financial condition.

Note 11—Equity

        The Company's charter provides for the issuance of up to 200.0 million shares of Common Stock, par value $0.001 per share and 30.0 million shares of preferred stock. As of December 31, 2011, 140.0 million common shares were issued and 81.9 million common shares were outstanding.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11—Equity (Continued)

        The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of December 31, 2011 and 2010:

			Cumulative Preferential Cash Dividends(1)(2)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Rate per Annum of the $25.00 Liquidation Preference	Equivalent to Fixed Annual Rate (per share)
D	4,000	$0.001	8.000%	$2.00
E	5,600	$0.001	7.875%	$1.97
F	4,000	$0.001	7.8%	$1.95
G	3,200	$0.001	7.65%	$1.91
I	5,000	$0.001	7.50%	$1.88

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

(2)
The Company declared and paid dividends aggregating $8.0 million, $11.0 million, $7.8 million, $6.1 million and $9.4 million on its Series D, E, F, G, and I preferred stock, respectively, during each of the years ended December 31, 2011 and 2010. There are no dividend arrearages on any of the preferred shares currently outstanding.

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

        Dividends—In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes. The Company has recorded net operating losses and may record net operating losses in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may be required to borrow to make sufficient dividend payments. The Company's Secured Credit Facility permits the Company to distribute 100% of its REIT taxable income on an annual basis, for so long as the Company maintains its qualification as a REIT. The Secured Credit Facility restricts the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any Common Stock dividends for the years ended December 31, 2011 and 2010.

        Stock Repurchase Program—On August 8, 2011, the Company's Board of Directors approved a stock repurchase program that authorized the repurchase of up to $65.0 million of its Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans. When aggregated with the $14.1 million remaining authorization from previous repurchase programs, the Company had $79.1 million of its Common Stock available for repurchases during the year ended December 31, 2011.

        During the year ended December 31, 2011, the Company repurchased 12.3 million shares of its outstanding Common Stock for approximately $78.5 million, at an average cost of $6.43 per share, and repurchases were recorded at cost. As of December 31, 2011, the Company had $0.6 million of Common Stock available to repurchase under its Board authorized stock repurchase programs.

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

        Risk concentrations—As of December 31, 2011, the Company's total investment portfolio was comprised of the following property/collateral types ($ in thousands)(1):

Property/Collateral Types	Performing Loans	Net Lease Assets	Non- performing Loans	REHI	OREO	Total	% of Total
Land	$206,550	$56,014	$211,164	$782,766	$119,004	$1,375,498	19.7%
Apartment / Residential	549,471	—	292,740	41,076	402,983	1,286,270	18.4%
Retail	356,823	158,762	68,483	154,406	58,379	796,853	11.4%
Office	116,527	490,106	36,901	71,148	2,616	717,298	10.2%
Industrial / R&D	87,853	478,322	7,836	48,789	1,100	623,900	8.9%
Entertainment / Leisure	78,231	424,794	79,581	—	479	583,085	8.3%
Hotel	352,777	94,766	68,270	42,285	16,049	574,147	8.2%
Mixed Use / Mixed Collateral	238,943	—	—	87,664	76,848	403,455	5.8%
Other property types	175,891	—	6,221	—	—	182,112	2.6%
Other Investments	—	—	—	—	—	457,835	6.5%

Total	$2,163,066	$1,702,764	$771,196	$1,228,134	$677,458	$7,000,453	100.0%

Explanatory Note:

(1)
Based on the carrying value of our total investment portfolio gross of general loan loss reserves.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12—Risk Management and Derivatives (Continued)

        As of December 31, 2011, the Company's total investment portfolio had the following characteristics by geographical region ($ in thousands):

Geographic Region	Carrying Value(1)	% of Total
West	$1,657,504	23.7%
Northeast	1,303,779	18.6%
Southeast	1,052,002	15.0%
Southwest	847,141	12.1%
Mid-Atlantic	694,654	9.9%
Various	545,421	7.8%
Central	376,338	5.4%
International	279,352	4.0%
Northwest	244,262	3.5%

Total	$7,000,453	100.0%

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

        Substantially all of the Company's net lease, REHI and OREO assets as well as assets collateralizing its loans and other lending investments are located in the United States, with California 15.3% and Florida 11.0% representing the only significant concentrations (greater than 10.0%) as of December 31, 2011. The Company's portfolio contains significant concentrations in the following asset types as of December 31, 2011: land 19.7%, apartment/residential 18.4%, retail 11.4% and office 10.2%.

        The Company underwrites the credit of prospective borrowers and customers and often requires them to provide some form of credit support such as corporate guarantees, letters of credit and/or cash security deposits. Although the Company's loans and other lending investments and net lease assets are geographically diverse and the borrowers and customers operate in a variety of industries, to the extent the Company has a significant concentration of interest or operating lease revenues from any single borrower or customer, the inability of that borrower or customer to make its payment could have an adverse effect on the Company. As of December 31, 2011, the Company's five largest borrowers or tenants collectively accounted for approximately 22.4% of the Company's aggregate annualized interest and operating lease revenue, of which no single customer accounts for more than 8.0%.

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

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2011 and 2010 ($ in thousands):

	Derivative Assets as of December 31,				Derivative Liabilities as of December 31,
	2011		2010		2011		2010
Derivative	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other Assets	$—	Other Assets	$—	Other Liabilities	$1,342	Other Liabilities	$223
Cash flow interest rate swap	Other Assets	—	Other Assets	—	Other Liabilities	1,031	Other Liabilities	—

Total		$—		$—		$2,373		$223

        The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for the year ended December 31, 2011 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Recognized in Earnings (Ineffective Portion)
For the Year Ended December 31, 2011:
Cash flow interest rate swap	Accumulated Other Comprehensive Income	$(1,553)	$(526)	N/A

		Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not Designated in Hedging Relationships		2011	2010	2009
Foreign Exchange Contracts	Other Expense	$17,406	$(1,010)	$738

        Non-designated hedges—Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements, foreign exchange rate movements, and other identified risks, but may not meet strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12—Risk Management and Derivatives (Continued)

        The following table presents the Company's foreign currency derivatives outstanding as of December 31, 2011 ($ in thousands):

Derivative Type	Notional Amount	Notional (USD Equivalent)	Maturity
Sells EUR/Buys USD Forward	€ 141,500	$183,126	March 2012
Sells GBP/Buys USD Forward	£ 47,960	$74,380	March 2012
Sells CAD/Buys USD Forward	CAD 50,641	$49,728	March 2012

        Qualifying Cash Flow Hedges—During the year ended December 31, 2011, the Company entered into interest rate swaps to convert its variable rate debt to fixed rate. The following table presents the Company's interest rate swaps outstanding as of December 31, 2011 ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Maturity
Interest rate swap	$47,731	LIBOR + 4.50%	6.11%	March 2014
Interest rate swap	$4,575	LIBOR + 4.50%	5.575%	June 2014

        The effective portion of the change in the fair value of these qualifying hedges are recorded in "Accumulated other comprehensive income (loss)" on the Company's Consolidated Balance Sheets. Over the next 12 months, the Company expects that $0.5 million of expense and $0.7 million of income related to the qualifying cash flow hedges and previously terminated cash flow hedges, respectively, will be reclassified from Accumulated other comprehensive income (loss) into earnings.

        Credit risk-related contingent features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

        In connection with its foreign currency derivatives, as of December 31, 2011, the Company has posted collateral of $9.6 million, which is included in "Restricted cash" on the Company's Consolidated Balance Sheets.

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

        As of December 31, 2011, an aggregate of 3.7 million shares remain available for awards under the Company's 2006 and 2009 LTIP.

        Stock-based Compensation—The Company recorded stock-based compensation expense of $29.7 million, $19.4 million and $23.6 million for the years ended December 31, 2011, 2010 and 2009, respectively in "General and administrative" on the Company's Consolidated Statements of Operations. As of December 31, 2011, there was $23.8 million of total unrecognized compensation cost related to all unvested restricted stock units and the cost is expected to be recognized over a weighted average remaining vesting/service period of 0.95 years.

        Stock Options—Changes in options outstanding during the year ended December 31, 2011, are as follows (amounts in thousands, except for weighted average strike price):

	Number of Shares
	Employees	Non-Employee Directors	Other	Weighted Average Strike Price	Aggregate Intrinsic Value
Options Outstanding, December 31, 2010	59	64	20	$24.87
Forfeited in 2011	(59)	(30)	(10)	$22.65

Options Outstanding, December 31, 2011	—	34	10	$29.82	$—

        The following table summarizes information concerning outstanding and exercisable options as of December 31, 2011 (options in thousands):

Exercise Price	Options Outstanding and Exercisable	Remaining Contractual Life (Years)
$29.82	44	0.41

        The Company has not issued any options since 2003. During the years ended December 31, 2011 and 2010, no options were exercised.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 13—Stock-Based Compensation Plans and Employee Benefits (Continued)

        Restricted Stock Units—Changes in non-vested restricted stock units during the year ended December 31, 2011 were as follows ($ in thousands, except per share amounts):

Non-Vested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested at December 31, 2010	14,333	$2.89
Granted	2,721	$6.43
Vested	(2,569)	$4.20
Forfeited(1)	(4,500)	$2.54

Non-vested at December 31, 2011	9,985	$4.70	$52,821

Explanatory Note:

(1)
Includes 2,447 Original Units awarded to unit holders on December 19, 2008, reduced as part of the modification to Amended Units on July 1, 2011 as further described below.

        The total fair value of restricted stock units vested during the years ended December 31, 2011, 2010 and 2009 was $15.5 million, $1.7 million and $1.4 million, respectively.

        2011 Activity—

  •
  On October 9, 2011, 2,000,000 market-condition based restricted stock units originally granted to the Company's Chairman and Chief Executive Officer on October 9, 2008 and approved by shareholders on May 27, 2009 were canceled as the shareholder return target was not achieved. These units would have cliff vested in one installment on October 9, 2011 only if the total shareholder return on the Company's Common Stock was at least 25% per year (compounded at the end of the three year vesting period, including dividends). Total shareholder return was based on the average NYSE closing prices for the Company's Common Stock for the 20 days prior to: (a) the date of the award on October 9, 2008; and (b) the vesting date. The total shareholder return during the three year period was approximately 83%, which was less than the 95% threshold return established in the award agreement.

  •
  On October 7, 2011, the Company granted 2,000,000 service-based restricted stock units to the Company's Chairman and Chief Executive Officer with vesting installments of 40% on October 15, 2011 and 30% each on June 15 of 2013 and 2014. On October 15, 2011, the first installment, of 800,000 units vested and were issued to the Company's Chairman and Chief Executive Officer, net of statutory minimum required tax withholdings. These awards carry dividend equivalent rights that entitle the holder to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock.

  •
  During the year ended December 31, 2011, the Company granted 721,257 service based restricted stock units to employees with original vesting terms ranging from two to three years. Unit holders will receive shares of the Company's Common Stock in the amount of the units granted, net of statutory minimum required tax withholdings, if and when the units vest. As of December 31, 2011, 718,957 of the awards remain outstanding. These awards carry dividend equivalent rights that entitle the holder to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 13—Stock-Based Compensation Plans and Employee Benefits (Continued)

  •
  In July 2011, the Company modified the terms of its then outstanding 8,305,000 market-condition based restricted stock units originally granted to executives and other officers of the Company on December 19, 2008 (the "Original Units"). Under the original terms of these awards, these units would have vested in one installment on January 1, 2012 if the Common Stock had achieved a price of $10.00 or more (average NYSE closing price over 20 consecutive trading days) prior to December 19, 2011 and the employee was thereafter employed on the vesting date. Under the terms of the modification, these restricted stock units provide that if the remaining share price target of $10.00 had not been met before December 19, 2011, a portion of the Original Units (the "Amended Units") become eligible for future vesting if extended service period requirements are met. The number of Amended Units is equal to 75% of the Original Units granted to an employee less, in the case of each executive level employee, the number of restricted stock units granted to the executive in March 2011. The Amended Units will vest ratably on each of January 1, 2012, 2013 and 2014, so long as the employee remains employed by the Company on the vesting dates. Upon vesting of these Units, holders will receive shares of the Company's Common Stock in the amount of the vested Units, net of statutory minimum required tax withholdings. The $10.00 price of the Original Units was not met prior to December 19, 2011. While the share price traded above the $10.00 target prior to December 19, 2011, it did not meet the 20 consecutive trading day requirement. Therefore the adjusted amount of shares outstanding under this plan as of December 31, 2011 was 5,857,638. The modification of these awards resulted in additional non-cash expense of approximately $8.1 million for the year ended December 31, 2011 and the remaining expense will be recognized over the extended service period through January 1, 2014. The incremental expense was measured based on the fair value of the modified awards in excess of the fair value of the original award measured immediately before the terms were modified, based on current assumptions. The estimated expense is based upon a number of assumptions and the actual expense could vary from the estimate if the actual experience regarding, among other things, forfeiture and vesting is different from the assumptions.

  •
  1,525,000 restricted stock units awarded to certain officers on October 9, 2008, as special retention incentive, fully vested in one installment on October 9, 2011. These units were issued to certain officers, net of statutory minimum required tax withholdings.

        Other Outstanding Awards—In addition to the awards noted above, the following awards remained outstanding as of December 31, 2011:

  •
  1,340,620 service-based restricted stock units granted to employees that represent the right to receive an equivalent number of shares of the Company's Common Stock. Unit holders will receive shares of the Company's Common Stock in the amount of the units granted, net of statutory minimum required tax withholdings, if and when the units vest. These units will cliff vest on February 17, 2012 if the employee is employed by the Company on that date and carry dividend equivalent rights that entitle the holder to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock.

  •
  806,518 performance-based restricted stock units granted to the Company's Chairman and Chief Executive Officer that represent the right to receive an equivalent number of shares of the Company's Common Stock. The unit holder will receive shares of the Company's Common Stock in the amount of the units granted, net of statutory minimum required tax withholdings, if and when the units vest. The performance-based units will cliff vest on March 2, 2012 if certain performance

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 13—Stock-Based Compensation Plans and Employee Benefits (Continued)

    and service conditions have been achieved, relating to reductions in the Company's general and administrative expenses, retirement of debt and continued employment. The performance conditions were satisfied during the year ended December 31, 2010, therefore, vesting is now based solely on continued employment through March 2, 2012. Since the performance conditions have been achieved, these units now carry dividend equivalent rights that entitle the holder to receive dividend payments, if and when dividends are paid on shares of the Company's Common Stock.

  •
  61,330 service-based restricted stock units granted to employees with original vesting terms ranging from three to five years that are entitled to receive dividend payments if and when dividends are paid on shares of the Company's Common Stock.

        Market-condition award assumptions—The fair values of the market-condition based restricted stock units, were determined by utilizing a Monte Carlo model to simulate a range of possible future stock prices for the Company's Common Stock. The following assumptions were used to estimate the fair value of market-condition based awards:

	Valued as of
	July 1, 2011(1)	May 27, 2009(2)	May 27, 2009(3)
Risk-free interest rate	0.092%	1.16%	1.28%
Expected stock price volatility	57.75%	152.03%	145.45%
Expected annual dividend	—	—	—
Explanatory Notes:

(1)
The modified December 19, 2008 market-condition based restricted stock units were measured on July 1, 2011, the date the Company's Board of Directors' approved the modification of the award.

(2)
Contingent equity-based restricted stock units awarded on October 9, 2008 were measured on May 27, 2009, the date the Company's shareholders approved the grant of the award.

(3)
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

        During the year ended December 31, 2011, the Company awarded to Directors 61,160 CSEs with a service vesting period ending in May 2012. These CSEs pay dividends in an amount equal to the dividends paid on the equivalent number of shares of the Company's Common Stock from the date of grant, as and when dividends are paid on the Common Stock. The aggregate grant date fair value of these awards was $0.5 million. As of December 31, 2011, 343,118 CSEs granted to members of the Company's Board of Directors remained outstanding and had an aggregate intrinsic value of $1.8 million.

        During 2011, the Company's Board of Directors decided pursuant to the terms of the non-employee directors deferral plan to require settlement of CSEs in shares of the Company's Common Stock, thereby

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 13—Stock-Based Compensation Plans and Employee Benefits (Continued)

eliminating the cash settlement option. This modification converted these liability-based awards to equity awards and as such, the Company reclassified $2.4 million from "Accounts payable, accrued expenses and other liabilities" to "Additional paid-in capital" on the Company's Consolidated Balance Sheet during the year ended December 31, 2011.

401(k) Plan

        The Company has a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees are eligible to participate in the 401(k) Plan following completion of three months of continuous service with the Company. Each participant may contribute on a pretax basis up to the maximum percentage of compensation and dollar amount permissible under Section 402(g) of the Internal Revenue Code not to exceed the limits of Code Sections 401(k), 404 and 415. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50% of the first 10% of the participant's annual compensation. The Company made gross contributions of approximately $0.9 million, $1.1 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

        The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	For the Years Ended December 31,
	2011	2010	2009
Income (loss) from continuing operations	$(53,952)	$(205,652)	$(792,629)
Net (income) loss attributable to noncontrolling interests	3,629	(523)	1,071
Income from sales of residential property	5,721	—	—
Preferred dividends	(42,320)	(42,320)	(42,320)

Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders and HPU holders	$(86,922)	$(248,495)	$(833,878)

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14—Earnings Per Share (Continued)

	For the Years Ended December 31,
	2011	2010	2009
Earnings allocable to common shares:
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(84,226)	$(241,135)	$(810,723)
Income (loss) from discontinued operations	(2,492)	15,019	10,070
Gain from discontinued operations	24,331	262,395	12,083

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(62,387)	$36,279	$(788,570)

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic and diluted earnings per common share	88,688	93,244	100,071

Basic and diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(0.94)	$(2.58)	$(8.10)
Income (loss) from discontinued operations	(0.03)	0.16	0.10
Gain from discontinued operations	0.27	2.81	0.12

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(0.70)	$0.39	$(7.88)

Earnings allocable to High Performance Units:
Numerator for basic and diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(2,696)	$(7,360)	$(23,155)
Income (loss) from discontinued operations	(80)	457	286
Gain from discontinued operations	779	7,987	343

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(1,997)	$1,084	$(22,526)

Denominator for basic and diluted earnings per HPU share:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15	15

Basic and diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(179.73)	$(490.67)	$(1,543.67)
Income (loss) from discontinued operations	(5.33)	30.47	19.07
Gain from discontinued operations	51.93	532.47	22.87

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(133.13)	$72.27	$(1,501.73)

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14—Earnings Per Share (Continued)

        For the years ended December 31, 2011, 2010 and 2009, the following shares were anti-dilutive ($ in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Joint venture shares	298	298	298
Stock options	44	143	520

Note 15—Comprehensive Income (Loss)

        The statement of comprehensive income (loss) attributable to iStar Financial, Inc. is as follows ($ in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Net income (loss)	$(25,693)	$80,206	$(769,847)
Other comprehensive income/(losses):
Reclassification of (gains)/losses on available-for-sale securities into earnings upon realization	—	(4,206)	2,727
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization	(705)	(799)	(4,357)
Unrealized gains/(losses) on available-for-sale securities	391	445	6,515
Unrealized gains/(losses) on cash flow hedges	(666)	—	(30)
Unrealized gains/(losses) on cumulative translation adjustment	(957)	24	(416)

Comprehensive income (loss)	$(27,630)	$75,670	$(765,408)
Net (income) loss attributable to noncontrolling interests	3,629	(523)	1,071

Comprehensive income (loss) attributable to iStar Financial Inc.	$(24,001)	$75,147	$(764,337)

        Unrealized gains/(losses) on available-for-sale securities, cash flow hedges and foreign currency translation adjustments are recorded as adjustments to shareholders' equity through "Accumulated other comprehensive income (loss)" on the Company's Consolidated Balance Sheets and are not included in net income unless realized. As of December 31, 2011 and 2010, accumulated other comprehensive income reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of December 31,
	2011	2010
Unrealized gains on available-for-sale securities	$589	$198
Unrealized gains on cash flow hedges	1,986	3,357
Unrealized losses on cumulative translation adjustment	(2,903)	(1,946)

Accumulated other comprehensive income (loss)	$(328)	$1,609

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

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

        The following table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2011:
Recurring basis:
Financial Assets:
Marketable securities—equity securities	$483	$483	$—	$—
Financial Liabilities:
Derivative liabilities	$2,373	$—	$2,373	$—
Non-recurring basis:
Financial Assets:
Impaired loans	$271,968	$—	$—	$271,968
Non-financial Assets:
Impaired OREO	$43,660	$—	$—	$43,660
As of December 31, 2010:
Recurring basis:
Financial Assets:
Marketable securities—equity securities	$699	$699	$—	$—
Financial Liabilities:
Derivative liabilities	$223	$—	$223	$—
Non-recurring basis:
Financial Assets:
Impaired loans	$616,070	$—	$—	$616,070
Impaired equity method investment	$1,535	$—	$—	$1,535
Non-financial Assets:
Impaired OREO	$54,141	$—	$—	$54,141

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

        The book and estimated fair values of financial instruments were as follows ($ in thousands)(1):

	As of December 31, 2011		As of December 31, 2010
	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Loans and other lending investments, net	$2,860,762	$2,786,595	$4,587,352	$4,256,663
Financial liabilities:
Debt obligations, net	$5,837,540	$5,495,197	$7,345,433	$6,767,968
Explanatory Note:

(1)
The carrying values of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. The fair value of other financial instruments, including derivative assets and liabilities and marketable securities are included in the previous table.

        Given the nature of certain assets and liabilities, clearly determinable market based valuation inputs are often not available, therefore, these assets and liabilities are valued using internal valuation techniques. Subjectivity exists with respect to these internal valuation techniques, therefore, the fair values disclosed may not ultimately be realized by the Company if the assets were sold or the liabilities were settled with third parties. The methods the Company used to estimate the fair values presented in the two tables above are described more fully below for each type of asset and liability.

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

        Securities—The Company's available-for-sale and impaired held-to-maturity debt and equity securities are actively traded and have been valued using quoted market prices.

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

Note 17—Segment Reporting

        The Company has determined that it has three reportable segments based on how management reviews and manages its business. These reportable segments include: Real Estate Lending, Net Leasing and Real Estate Investment. The Real Estate Lending segment includes all of the Company's activities related to senior and mezzanine real estate debt and corporate capital investments. The Net Leasing segment includes all of the Company's activities related to the ownership and leasing of corporate facilities. The Real Estate Investment segment includes all of the Company's activities related to the operations, repositioning and redevelopment of REHI and OREO properties.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 17—Segment Reporting (Continued)

        The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Real Estate Lending	Net Leasing	Real Estate Investment	Corporate/ Other(1)	Company Total
2011
Total revenue(2)	$230,047	$165,040	$35,331	$2,371	$432,789
Earnings (loss) from equity method investments	—	2,566	(7,839)	100,364	95,091
Operating costs	(2,866)	(18,439)	(77,282)	(8,204)	(106,791)
Interest expense	(159,339)	(83,650)	(79,084)	(22,715)	(344,788)
General and administrative(3)	(17,281)	(9,194)	(8,577)	(40,285)	(75,337)

Segment profit (loss)(4)	$50,561	$56,323	$(137,451)	$31,531	$964
Other significant non-cash items:
Provision for loan losses	$46,412	$—	$—	$—	$46,412
Impairment of assets	$—	$650	$20,846	$872	$22,368
Depreciation and amortization	$—	$53,460	$7,094	$2,065	$62,619
Capitalized expenditures	$—	$12,174	$51,995	$—	$64,169
Total assets	$2,892,240	$1,837,425	$1,982,420	$805,752	$7,517,837
2010
Total revenue(2)	$377,844	$165,831	$23,103	$2,940	$569,718
Earnings from equity method investments	—	2,522	—	49,386	51,908
Operating costs	(10,107)	(14,566)	(64,694)	(5,948)	(95,315)
Interest expense	(192,010)	(43,902)	(45,574)	(33,382)	(314,868)
General and administrative(3)	(28,340)	(11,149)	(6,727)	(43,955)	(90,171)

Segment profit (loss)(4)	$147,387	$98,736	$(93,892)	$(30,959)	$121,272
Other significant non-cash items:
Provision for loan losses	$331,487	$—	$—	$—	$331,487
Impairment of assets	$—	$—	$19,089	$(2,770)	$16,319
Depreciation and amortization	$—	$52,635	$5,378	$3,650	$61,663
Capitalized expenditures	$—	$14,031	$28,832	$18	$42,881
Total assets	$4,636,777	$1,915,164	$1,594,859	$1,027,714	$9,174,514
2009
Total revenue(2)	$563,849	$172,106	$5,822	$17,210	$758,987
Earnings from equity method investments	—	2,500	—	2,798	5,298
Operating costs	(9,734)	(15,799)	(40,866)	(52,595)	(118,994)
Interest expense	(324,558)	(42,884)	(18,706)	(26,943)	(413,091)
General and administrative(3)	(37,406)	(12,782)	(2,156)	(48,216)	(100,560)

Segment profit (loss)(4)	$192,151	$103,141	$(55,906)	$(107,746)	$131,640
Other significant non-cash items:
Provision for loan losses	$1,255,357	$—	$—	$—	$1,255,357
Impairment of assets	$—	$23,556	$78,564	$24,765	$126,885
Depreciation and amortization	$—	$54,296	$2,955	$4,392	$61,643
Capitalized expenditures	$—	$14,891	$11,056	$703	$26,650
Total assets	$7,723,280	$3,149,783	$1,271,506	$666,006	$12,810,575
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

  $159.8 million and $122.2 million, as of December 31, 2011 and 2010, respectively, and the Company's share of equity in earnings from LNR of $53.9 million and $1.8 million, for the years ended December 31, 2011 and 2010, respectively. See Note 7 for further details on the Company's investment in LNR and summarized financial information of LNR.

(2)
Total revenue represents all revenue earned during the period related to the assets in each segment. Revenue from the Real Estate Lending segment primarily represents interest income, revenue from the Net Leasing segment primarily represents operating lease income and revenue from Real Estate Investment primarily represents operating revenues from REHI properties.

(3)
General and administrative excludes stock-based compensation expense of $29.7 million, $19.4 million and $23.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(4)
The following is a reconciliation of segment profit (loss) to income (loss) from continuing operations ($ in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Segment profit (loss)	$964	$121,272	$131,640
Less: Provision for loan losses	(46,412)	(331,487)	(1,255,357)
Less: Impairment of assets	(22,368)	(16,319)	(126,885)
Less: Stock-based compensation expense	(29,702)	(19,355)	(23,592)
Less: Depreciation and amortization	(62,619)	(61,663)	(61,643)
Add: Income tax (expense) benefit	4,719	(7,023)	(4,141)
Add: Gain (loss) on early extinguishment of debt, net	101,466	108,923	547,349

Income (loss) from continuing operations	$(53,952)	$(205,652)	$(792,629)

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 18—Quarterly Financial Information (Unaudited)

        The following table sets forth the selected quarterly financial data for the Company ($ in thousands, except per share amounts).

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
2011(1):
Revenue	$96,480	$97,360	$128,442	$110,507
Net income (loss)	$(28,915)	$(54,661)	$(26,020)	$83,902
Earnings per common share data:
Net income (loss) attributable to iStar Financial Inc.	$(35,202)	$(62,231)	$(35,525)	$67,420
Basic earnings per share	$(0.43)	$(0.71)	$(0.38)	$0.73
Diluted earnings per share	$(0.43)	$(0.71)	$(0.38)	$0.71
Weighted average number of common shares—basic	81,769	87,951	92,621	92,458
Weighted average number of common shares—diluted	81,769	87,951	92,621	94,609
Earnings per HPU share data:
Net income (loss) attributable to iStar Financial Inc.	$(1,222)	$(2,008)	$(1,089)	$2,070
Basic earnings per share	$(81.47)	$(133.87)	$(72.60)	$138.00
Diluted earnings per share	$(81.47)	$(133.87)	$(72.60)	$135.07
Weighted average number of HPU shares—basic and diluted	15	15	15	15
2010(2):
Revenue	$136,035	$133,297	$133,819	$166,567
Net income (loss)	$(58,865)	$(74,632)	$229,851	$(16,142)
Earnings per common share data:
Net income (loss) attributable to iStar Financial Inc.	$(67,050)	$(83,531)	$212,275	$(25,408)
Basic and diluted earnings per share	$(0.73)	$(0.89)	$2.27	$(0.27)
Weighted average number of common shares—basic and diluted	92,319	93,370	93,382	93,923
Earnings per HPU share data:
Net income (loss) attributable to iStar Financial Inc.	$(2,061)	$(2,539)	$6,452	$(768)
Basic and diluted earnings per share	$(137.40)	$(169.27)	$430.13	$(51.20)
Weighted average number of HPU shares—basic and diluted	15	15	15	15
Explanatory Notes:

(1)
During the quarter ended December 31, 2011, the Company sold a substantial portion of its interests in Oak Hill Advisors, L.P. and related entities which resulted in a net gain of $30.3 million (see Note 7). During the quarter ended June 30, 2011, the Company recorded interest income of $26.3 million related to certain non-performing loans that were resolved, including interest not previously recorded due to the loans being on non-accrual status. During the quarter ended March 31, 2011, the

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

Note 18—Quarterly Financial Information (Unaudited) (Continued)

  Company recorded a gain on early extinguishment of debt of $109.0 million for the redemption of its $312.3 million remaining principal amount of 10% senior secured notes due June 2014.

(2)
During the quarter ended June 30, 2010, the Company recorded gains from discontinued operations of $250.3 million for the sale of a portfolio of 32 net lease assets (see Note 6).

Note 19—Subsequent Events

        On February 28, 2012, the Company announced the launch of a syndication of up to $900.0 million in new senior secured credit facilities. The Company expects the facilities to be comprised of two tranches, maturing in 2016 and 2017, with differing interest rates. Outstanding borrowings under the facilities will be collateralized by a pool of diversified collateral, including loans, net lease assets and other real estate assets. The proceeds from the new credit facilities will be used to refinance the Company's 2012 unsecured debt maturities. The Company is in the process of syndicating the new facilities and there can be no assurance that it will be successful in its efforts to complete the syndication.

iStar Financial Inc.

Schedule II—Valuation and Qualifying Accounts and Reserves

($ in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Adjustments to Valuation Accounts	Deductions	Balance at End of Period
For the Year Ended December 31, 2009
Reserve for loan losses(1)(2)	$976,788	$1,255,357	$—	$(814,196)	$1,417,949
Allowance for doubtful accounts(2)	5,335	1,237	—	(3,784)	2,788
Allowance for deferred tax assets(2)	10,848	—	8,109	—	18,957

	$992,971	$1,256,594	$8,109	$(817,980)	$1,439,694
For the Year Ended December 31, 2010
Reserve for loan losses(1)(2)	$1,417,949	$331,487	$—	$(934,811)	$814,625
Allowance for doubtful accounts(2)	2,788	687	—	(2,099)	1,376
Allowance for deferred tax assets(2)	18,957	—	10,964	—	29,921

	$1,439,694	$332,174	$10,964	$(936,910)	$845,922
For the Year Ended December 31, 2011
Reserve for loan losses(1)(2)	$814,625	$46,412	$—	$(214,413)	$646,624
Allowance for doubtful accounts(2)	1,376	2,292	—	—	3,668
Allowance for deferred tax assets(2)	29,921	(19,968)	40,936	—	50,889

	$845,922	$28,736	$40,936	$(214,413)	$701,181

Explanatory Notes:

(1)
See Note 4 to the Company's Consolidated Financial Statements.

(2)
See Note 3 to the Company's Consolidated Financial Statements.

iStar Financial, Inc.

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2011

($ in thousands)

							Gross Amount Carried at Close of Period
				Initial Cost to Company
						Cost Capitalized Subsequent to Acquisition
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
OFFICE FACILITIES:
Arizona	OAZ006	—	(1)	10,780	43,120	0	10,780	43,120	53,900	$—	2011	40.0
Arizona	OAZ001	—	(1)	1,512	9,732	524	1,512	10,256	11,768	3,434	1999	40.0
Arizona	OAZ002	—	(1)	1,033	6,652	6	1,033	6,658	7,691	2,023	1999	40.0
Arizona	OAZ003	—	(1)	1,033	6,652	425	1,033	7,077	8,110	2,296	1999	40.0
Arizona	OAZ004	—	(1)	1,033	6,652	2,273	1,033	8,925	9,958	4,068	1999	40.0
Arizona	OAZ005	—	(1)	701	4,339	50	701	4,389	5,090	1,370	1999	40.0
California	OCA002	—		4,139	5,064	840	4,139	5,904	10,043	1,481	2002	40.0
Colorado	OCO001	—	(1)	1,757	16,930	5,506	1,757	22,436	24,193	5,867	1999	40.0
Colorado	OCO002	7,470		—	16,752	48	—	16,800	16,800	4,095	2002	40.0
Florida	OFL001	—	(1)	2,517	14,484	817	2,517	15,301	17,818	570	2010	40.0
Georgia	OGA001	—	(1)	905	6,744	878	905	7,622	8,527	2,204	1999	40.0
Georgia	OGA002	—	(1)	5,709	49,091	16,327	5,709	65,418	71,127	20,973	1999	40.0
Illinois	OIL001	—		6,153	14,993	(14,985)	6,153	8	6,161	4	1999	40.0
Maryland	OMD001	14,451		1,800	18,706	433	1,800	19,139	20,939	4,530	2002	40.0
Massachusetts	OMA001	14,930		1,600	21,947	276	1,600	22,223	23,823	5,394	2002	40.0
Michigan	OMI001	—		5,374	114,956	1,558	5,374	116,514	121,888	14,305	2007	40.0
Minnesota	OMN001			4,550	4,550	(6,484)	2,616	—	2,616	—	2010	—
New Jersey	ONJ001	53,840		7,726	74,429	10	7,724	74,441	82,165	16,864	2002	40.0
New Jersey	ONJ002	11,766		1,008	13,763	(81)	1,008	13,682	14,690	2,699	2004	40.0
New Jersey	ONJ003	20,310		2,456	28,955	306	2,456	29,261	31,717	5,746	2004	40.0
Pennsylvania	OPA001	—	(1)	690	26,098	(49)	690	26,049	26,739	6,703	2001	40.0
Tennessee	OTN001	—		2,702	25,129	49	2,702	25,178	27,880	7,652	1999	40.0
Texas	OTX001	—	(1)	1,364	10,628	8,475	2,373	18,094	20,467	7,326	1999	40.0
Texas	OTX002	—	(1)	1,233	15,160	35	1,233	15,195	16,428	4,336	1999	40.0
Texas	OTX003	—	(1)	2,932	31,235	7,622	2,932	38,857	41,789	11,613	1999	40.0
Texas	OTX004	—	(1)	1,230	5,660	469	1,230	6,129	7,359	1,827	1999	40.0
Wisconsin	OWI001	—		1,875	13,914	(21)	1,875	13,893	15,768	4,193	1999	40.0

Subtotal		122,767		73,812	606,335	25,307	72,885	632,569	705,454	141,573

INDUSTRIAL FACILITIES:
Arizona	IAZ001	—	(1)	2,519	7,481	—	2,519	7,481	10,000	389	2009	40.0
Arizona	IAZ002	—	(1)	3,279	5,221	839	3,279	6,060	9,339	354	2009	40.0
California	ICA001	18,576		11,635	19,515	5,943	11,635	25,458	37,093	2,588	2007	40.0
California	ICA003	—		741	494	3	741	497	1,238	83	2006	40.0
California	ICA004	—		1,343	1,669	2	1,343	1,671	3,014	201	2006	40.0
California	ICA005	—		654	4,591	2,044	654	6,635	7,289	1,620	1999	40.0
California	ICA006	—	(1)	1,086	7,964	2,876	1,086	10,840	11,926	3,069	1999	40.0
California	ICA007	—		4,880	12,367	3,498	4,880	15,865	20,745	4,205	1999	40.0
California	ICA008	—		6,857	8,378	343	6,856	8,722	15,578	2,376	2002	40.0
California	ICA009	—	(1)	4,095	8,323	1,586	4,095	9,909	14,004	2,832	1999	40.0
California	ICA010	—		5,051	6,170	359	5,051	6,529	11,580	1,795	2002	40.0
California	ICA011	—		4,119	5,034	17	4,119	5,051	9,170	1,391	2002	40.0
California	ICA012	—		3,044	3,716	2,776	3,044	6,492	9,536	1,294	2002	40.0
California	ICA013	—		2,633	3,219	290	2,633	3,509	6,142	969	2002	40.0
California	ICA014	—		4,600	5,627	1,840	4,600	7,467	12,067	1,802	2002	40.0
California	ICA015	—		5,617	6,877	5,501	5,619	12,376	17,995	4,365	2002	40.0
California	ICA016	—		15,708	27,987	4,912	15,708	32,899	48,607	12,160	2004	40.0
California	ICA017	—	(1)	808	8,306	1,140	808	9,446	10,254	3,103	1999	40.0
Colorado	ICO001	—		645	684	(8)	645	676	1,321	88	2006	40.0
Florida	IFL001	—		322	323	(5)	322	318	640	43	2006	40.0
Florida	IFL002	16,092		3,510	20,846	8,279	3,510	29,125	32,635	2,611	2007	40.0
Florida	IFL003	—		2,310	5,435	—	2,310	5,435	7,745	1,653	1999	40.0
Florida	IFL004	—	(1)	3,048	8,676	—	3,048	8,676	11,724	2,639	1999	40.0
Florida	IFL005	—	(1)	1,612	4,586	(1,408)	1,241	3,549	4,790	462	1999	40.0
Florida	IFL006	—	(1)	1,476	4,198	(4,497)	450	727	1,177	264	1999	40.0
Georgia	IGA001	14,006		2,791	24,637	349	2,791	24,986	27,777	2,614	2007	40.0
Hawaii	IHI001	—		7,477	23,623	238	7,477	23,861	31,338	1,145	2010	40.0
Illinois	ILI001	—		495	605	—	495	605	1,100	—	2010	—
Indiana	IIN001	—	(1)	462	9,224	—	462	9,224	9,686	1,426	2007	40.0
Indiana	IIN003	—		140	4,640	717	140	5,357	5,497	1,808	1999	40.0
Massachusetts	IMA001	19,271		7,439	21,774	10,979	7,439	32,753	40,192	2,935	2007	40.0
Michigan	IMI001	—	(1)	598	9,814	1	598	9,815	10,413	1,533	2007	40.0
Minnesota	IMN001	—	(1)	403	1,147	(344)	1,206	—	1,206	—	1999	40.0
Minnesota	IMN002	—	(1)	6,705	17,690	—	6,225	18,170	24,395	3,139	2005	40.0
North Carolina	INC001	—	(1)	680	5,947	—	680	5,947	6,627	1,085	2004	40.0
New Jersey	INJ001	22,350		8,368	15,376	21,141	8,368	36,517	44,885	3,346	2007	40.0
Nevada	INV001	—		4,137	2,963	—	4,137	2,963	7,100	473	2006	40.0
New York	INY001	—	(1)	1,796	5,108	4	1,796	5,112	6,908	1,556	1999	40.0

iStar Financial, Inc.

Schedule III—Real Estate and Accumulated Depreciation (Continued)

As of December 31, 2011

($ in thousands)

							Gross Amount Carried at Close of Period
				Initial Cost to Company
						Cost Capitalized Subsequent to Acquisition
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Texas	ITX001	—		3,213	4,105	9	3,213	4,114	7,327	488	2006	40.0
Texas	ITX002	13,907		1,631	27,858	(416)	1,631	27,442	29,073	2,814	2007	40.0
Texas	ITX003	—	(1)	1,314	8,903	46	1,314	8,949	10,263	2,718	1999	40.0
Virginia	IVA001	15,000		2,619	28,481	142	2,619	28,623	31,242	2,993	2007	40.0

Subtotal		119,202		141,860	399,582	69,196	140,787	469,851	610,638	82,429

LAND:
Arizona	LAZ001	—		96,700	—	—	96,700	—	96,700	—	2010	—
California	LCA007	—	(1)	51,083	13,617	—	51,083	13,617	64,700	28	2011	40.0
California	LCA002	—		28,464	2,836	—	28,464	2,836	31,300	705	2010	—
California	LCA008	—		30,500	—	—	30,500	—	30,500	—	2011	—
California	LCA003	—		87,300	—	8,247	95,547	—	95,547	—	2009	—
California	LCA004	—		68,155	—	(19,155)	49,000	—	49,000	2,249	2000	—
California	LCA005	—		84,100	—	2	84,102	—	84,102	—	2010	—
California	LCA006	—		59,100	—	—	59,100	—	59,100	—	2010	—
Florida	LFA001	—		7,600	—	—	7,600	—	7,600	—	2009	—
Florida	LFA002	—		8,100	—	—	8,100	—	8,100	—	2009	—
Florida	LFA003	—		26,600	—	—	26,600	—	26,600	—	2010	—
Florida	LFA004	—		25,600	—	56	25,600	56	25,656	—	2009	—
Florida	LFA005	—		9,300	—	—	9,300	—	9,300	—	2010	—
Hawaii	LHI001	—		14,800	—	—	14,800	—	14,800	—	2010	—
Illinois	LIL001	—		9,500	—	—	9,500	—	9,500	—	2011	—
Maryland	LMD001	—		102,938	—	(0)	102,938	—	102,938	—	2009	—
Maryland	LMD002	—	(1)	2,486	—	—	2,486	—	2,486	219	1999	70.0
New Jersey	LNJ001	—		43,300	—	8,940	52,240	—	52,240	—	2009	—
New York	LNY002	—		58,900	—	—	58,900	—	58,900	—	2011	—
New York	LNY001	—		52,461	—	—	52,461	—	52,461	—	2009	—
Texas	LTX001	—	(1)	3,375	—	—	3,375	—	3,375	—	2005	—
Texas	LTX002	—	(1)	3,621	—	—	3,621	—	3,621	—	2005	—
Virginia	LVA001	—		72,137	—	781	72,918	—	72,918	459	2009	—

Subtotal		—		946,120	16,453	(1,129)	944,935	16,509	961,444	3,660

ENTERTAINMENT:
Alabama	EAL001	—	(1)	277	359	—	277	359	636	70	2004	40.0
Alabama	EAL002	—	(1)	319	414	—	319	414	733	81	2004	40.0
Arizona	EAZ001	—	(1)	793	1,027	—	793	1,027	1,820	201	2004	40.0
Arizona	EAZ002	—	(1)	521	673	—	521	673	1,194	132	2004	40.0
Arizona	EAZ003	—	(1)	305	394	—	305	394	699	77	2004	40.0
Arizona	EAZ004	—	(1)	630	815	—	630	815	1,445	160	2004	40.0
Arizona	EAZ005	—	(1)	590	764	—	590	764	1,354	150	2004	40.0
Arizona	EAZ006	—	(1)	476	616	—	476	616	1,092	121	2004	40.0
Arizona	EAZ007	—	(1)	654	845	—	654	845	1,499	166	2004	40.0
Arizona	EAZ008	—	(1)	666	862	—	666	862	1,528	169	2004	40.0
Arizona	EAZ009	—	(1)	460	596	—	460	596	1,056	117	2004	40.0
California	ECA001	—	(1)	1,097	1,421	—	1,097	1,421	2,518	279	2004	40.0
California	ECA002	—	(1)	434	560	—	434	560	994	110	2004	40.0
California	ECA003	—	(1)	332	429	—	332	429	761	84	2004	40.0
California	ECA004	—	(1)	1,642	2,124	—	1,642	2,124	3,766	417	2004	40.0
California	ECA005	—	(1)	676	876	—	676	876	1,552	172	2004	40.0
California	ECA006	—	(1)	720	932	—	720	932	1,652	183	2004	40.0
California	ECA007	—	(1)	574	743	—	574	743	1,317	146	2004	40.0
California	ECA008	—	(1)	392	508	—	392	508	900	100	2004	40.0
California	ECA009	—	(1)	358	464	—	358	464	822	91	2004	40.0
California	ECA010	—	(1)	—	18,000	—	—	18,000	18,000	3,488	2003	40.0
California	ECA011	—	(1)	852	1,101	—	852	1,101	1,953	216	2004	40.0
California	ECA012	—	(1)	1,572	2,034	—	1,572	2,034	3,606	399	2004	40.0
California	ECA013	—	(1)	—	1,953	25,772	—	27,725	27,725	1,962	2008	40.0
California	ECA014	—	(1)	659	852	—	659	852	1,511	167	2004	40.0
California	ECA015	—	(1)	562	729	—	562	729	1,291	143	2004	40.0
California	ECA016	—	(1)	896	1,159	—	896	1,159	2,055	227	2004	40.0
Colorado	ECO001	—	(1)	466	602	—	466	602	1,068	118	2004	40.0
Colorado	ECO002	—	(1)	640	827	—	640	827	1,467	162	2004	40.0
Colorado	ECO003	—	(1)	729	944	—	729	944	1,673	185	2004	40.0
Colorado	ECO004	—	(1)	536	694	—	536	694	1,230	136	2004	40.0
Colorado	ECO005	—	(1)	412	533	—	412	533	945	105	2004	40.0
Colorado	ECO006	—	(1)	901	1,165	—	901	1,165	2,066	229	2004	40.0
Connecticut	ECT001	—	(1)	1,097	1,420	—	1,097	1,420	2,517	278	2004	40.0
Connecticut	ECT002	—	(1)	330	426	—	330	426	756	84	2004	40.0
Delaware	EDE001	—	(1)	1,076	1,390	—	1,076	1,390	2,466	273	2004	40.0

iStar Financial, Inc.

Schedule III—Real Estate and Accumulated Depreciation (Continued)

As of December 31, 2011

($ in thousands)

							Gross Amount Carried at Close of Period
				Initial Cost to Company
						Cost Capitalized Subsequent to Acquisition
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Florida	EFL001	—	(1)	—	41,809	—	—	41,809	41,809	10,567	2005	27.0
Florida	EFL002	—	(1)	412	531	—	412	531	943	104	2004	40.0
Florida	EFL003	—	(1)	6,550	—	17,118	6,533	17,135	23,668	1,996	2006	40.0
Florida	EFL004	—	(1)	1,067	1,382	—	1,067	1,382	2,449	271	2004	40.0
Florida	EFL005	—	(1)	340	439	—	340	439	779	86	2004	40.0
Florida	EFL006	—	(1)	401	520	—	401	520	921	102	2004	40.0
Florida	EFL007	—	(1)	507	655	—	507	655	1,162	129	2004	40.0
Florida	EFL008	—	(1)	282	364	—	282	364	646	71	2004	40.0
Florida	EFL009	—	(1)	352	455	—	352	455	807	89	2004	40.0
Florida	EFL010	—	(1)	404	524	—	404	524	928	103	2004	40.0
Florida	EFL011	—	(1)	437	567	—	437	567	1,004	111	2004	40.0
Florida	EFL012	—	(1)	532	689	—	532	689	1,221	135	2004	40.0
Florida	EFL013	—	(1)	379	490	—	379	490	869	96	2004	40.0
Florida	EFL014	—	(1)	486	629	—	486	629	1,115	123	2004	40.0
Florida	EFL015	—	(1)	433	561	—	433	561	994	110	2004	40.0
Florida	EFL016	—	(1)	497	643	—	497	643	1,140	126	2004	40.0
Florida	EFL017	—		360	840	(722)	360	118	478	—	2010	—
Florida	EFL018	—	(1)	643	833	—	643	833	1,476	163	2004	40.0
Florida	EFL019	—	(1)	4,200	18,272	—	4,200	18,272	22,472	3,127	2005	40.0
Florida	EFL020	—	(1)	551	714	—	551	714	1,265	140	2004	40.0
Florida	EFL021	—	(1)	364	470	—	364	470	834	92	2004	40.0
Florida	EFL022	—	(1)	507	656	—	507	656	1,163	129	2004	40.0
Florida	EFL023	—	(1)	—	19,337	—	—	19,337	19,337	3,309	2005	40.0
Georgia	EGA001	—	(1)	510	660	—	510	660	1,170	129	2004	40.0
Georgia	EGA002	—	(1)	286	371	—	286	371	657	73	2004	40.0
Georgia	EGA003	—	(1)	474	613	—	474	613	1,087	120	2004	40.0
Georgia	EGA004	—	(1)	581	752	—	581	752	1,333	147	2004	40.0
Georgia	EGA005	—	(1)	718	930	—	718	930	1,648	182	2004	40.0
Georgia	EGA006	—	(1)	546	706	—	546	706	1,252	139	2004	40.0
Georgia	EGA007	—	(1)	502	651	—	502	651	1,153	128	2004	40.0
Iowa	EIA001	—	(1)	425	551	—	425	551	976	108	2004	40.0
Illinois	EIL001	—	(1)	335	434	—	335	434	769	85	2004	40.0
Illinois	EIL002	—	(1)	481	622	—	481	622	1,103	122	2004	40.0
Illinois	EIL003	—	(1)	8,803	57	30,479	8,803	30,536	39,339	3,292	2006	40.0
Illinois	EIL004	—	(1)	433	560	—	433	560	993	110	2004	40.0
Illinois	EIL005	—	(1)	431	557	—	431	557	988	109	2004	40.0
Indiana	EIN001	—	(1)	542	701	—	542	701	1,243	138	2004	40.0
Kentucky	EKY001	—	(1)	417	539	—	417	539	956	106	2004	40.0
Kentucky	EKY002	—	(1)	365	473	—	365	473	838	93	2004	40.0
Maryland	EMD001	—	(1)	428	554	—	428	554	982	109	2004	40.0
Maryland	EMD002	—	(1)	575	745	—	575	745	1,320	146	2004	40.0
Maryland	EMD003	—	(1)	362	468	—	362	468	830	92	2004	40.0
Maryland	EMD004	—	(1)	884	1,145	—	884	1,145	2,029	224	2004	40.0
Maryland	EMD005	—	(1)	371	481	—	371	481	852	94	2004	40.0
Maryland	EMD006	—	(1)	399	518	—	399	518	917	101	2004	40.0
Maryland	EMD007	—	(1)	649	839	—	649	839	1,488	165	2004	40.0
Maryland	EMD008	—	(1)	366	473	—	366	473	839	93	2004	40.0
Maryland	EMD009	—	(1)	398	516	—	398	516	914	101	2004	40.0
Maryland	EMD010	—	(1)	388	505	—	388	505	893	99	2004	40.0
Maryland	EMD011	—	(1)	1,126	1,458	—	1,126	1,458	2,584	286	2004	40.0
Massachusetts	EMA001	—	(1)	523	678	—	523	678	1,201	133	2004	40.0
Massachusetts	EMA002	—	(1)	548	711	—	548	711	1,259	139	2004	40.0
Massachusetts	EMA003	—	(1)	519	672	—	519	672	1,191	132	2004	40.0
Massachusetts	EMA004	—	(1)	344	445	—	344	445	789	87	2004	40.0
Michigan	EMI001	—	(1)	309	400	—	309	400	709	78	2004	40.0
Michigan	EMI002	—	(1)	516	667	—	516	667	1,183	131	2004	40.0
Michigan	EMI003	—	(1)	554	718	—	554	718	1,272	141	2004	40.0
Michigan	EMI004	—	(1)	387	500	—	387	500	887	98	2004	40.0
Michigan	EMI005	—	(1)	533	691	—	533	691	1,224	135	2004	40.0
Michigan	EMI006	—	(1)	356	460	—	356	460	816	90	2004	40.0
Minnesota	EMN001	—	(1)	666	861	—	666	861	1,527	169	2004	40.0
Minnesota	EMN002	—	(1)	2,962	—	15,307	2,962	15,307	18,269	1,370	2006	40.0
Minnesota	EMN003	—	(1)	359	465	—	359	465	824	91	2004	40.0
Minnesota	EMN004	—	(1)	2,437	8,715	679	2,437	9,394	11,831	1,234	2006	40.0
Missouri	EMO001	—	(1)	334	432	—	334	432	766	85	2004	40.0
Missouri	EMO002	—	(1)	404	523	—	404	523	927	103	2004	40.0
Missouri	EMO003	—	(1)	462	597	—	462	597	1,059	117	2004	40.0
Missouri	EMO004	—	(1)	878	1,139	—	878	1,139	2,017	223	2004	40.0
New Jersey	ENJ001	—	(1)	1,560	2,019	—	1,560	2,019	3,579	396	2004	40.0

iStar Financial, Inc.

Schedule III—Real Estate and Accumulated Depreciation (Continued)

As of December 31, 2011

($ in thousands)

							Gross Amount Carried at Close of Period
				Initial Cost to Company
						Cost Capitalized Subsequent to Acquisition
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
New Jersey	ENJ002	—	(1)	830	1,075	—	830	1,075	1,905	211	2004	40.0
Nevada	ENV001	—	(1)	440	569	—	440	569	1,009	112	2004	40.0
New York	ENY001	—	(1)	603	779	—	603	779	1,382	153	2004	40.0
New York	ENY002	—	(1)	442	571	—	442	571	1,013	112	2004	40.0
New York	ENY003	—	(1)	562	728	—	562	728	1,290	143	2004	40.0
New York	ENY004	—	(1)	385	499	—	385	499	884	98	2004	40.0
New York	ENY005	—	(1)	350	453	—	350	453	803	89	2004	40.0
New York	ENY006	—	(1)	326	421	—	326	421	747	83	2004	40.0
New York	ENY007	—	(1)	494	640	—	494	640	1,134	125	2004	40.0
New York	ENY008	—	(1)	320	414	—	320	414	734	81	2004	40.0
New York	ENY009	—	(1)	399	516	—	399	516	915	101	2004	40.0
New York	ENY010	—	(1)	959	1,240	—	959	1,240	2,199	243	2004	40.0
New York	ENY011	—	(1)	587	761	—	587	761	1,348	149	2004	40.0
New York	ENY012	—	(1)	521	675	—	521	675	1,196	132	2004	40.0
New York	ENY013	—	(1)	711	920	—	711	920	1,631	180	2004	40.0
New York	ENY014	—	(1)	558	723	—	558	723	1,281	142	2004	40.0
New York	ENY015	—	(1)	747	967	—	747	967	1,714	190	2004	40.0
New York	ENY016	—	(1)	683	885	—	683	885	1,568	173	2004	40.0
New York	ENY017	—	(1)	1,492	1,933	—	1,492	1,933	3,425	379	2004	40.0
New York	ENY018	—	(1)	1,471	1,904	—	1,471	1,904	3,375	373	2004	40.0
North Carolina	ENC001	—	(1)	397	513	—	397	513	910	101	2004	40.0
North Carolina	ENC002	—	(1)	476	615	—	476	615	1,091	121	2004	40.0
North Carolina	ENC003	—	(1)	410	530	—	410	530	940	104	2004	40.0
North Carolina	ENC004	—	(1)	402	520	—	402	520	922	102	2004	40.0
North Carolina	ENC005	—	(1)	948	1,227	—	948	1,227	2,175	241	2004	40.0
North Carolina	ENC006	—	(1)	259	336	—	259	336	595	66	2004	40.0
North Carolina	ENC007	—	(1)	349	452	—	349	452	801	89	2004	40.0
North Carolina	ENC008	—	(1)	640	828	—	640	828	1,468	162	2004	40.0
North Carolina	ENC009	—	(1)	409	531	—	409	531	940	104	2004	40.0
North Carolina	ENC010	—	(1)	965	1,249	—	965	1,249	2,214	245	2004	40.0
North Carolina	ENC011	—	(1)	475	615	—	475	615	1,090	121	2004	40.0
North Carolina	ENC012	—	(1)	494	638	—	494	638	1,132	125	2004	40.0
Ohio	EOH001	—	(1)	434	562	—	434	562	996	110	2004	40.0
Ohio	EOH002	—	(1)	967	1,252	—	967	1,252	2,219	245	2004	40.0
Ohio	EOH003	—	(1)	281	365	—	281	365	646	71	2004	40.0
Ohio	EOH004	—	(1)	393	508	—	393	508	901	100	2004	40.0
Oklahoma	EOK001	—	(1)	431	557	—	431	557	988	109	2004	40.0
Oklahoma	EOK002	—	(1)	954	1,235	—	954	1,235	2,189	242	2004	40.0
Oregon	EOR001	—	(1)	373	484	—	373	484	857	95	2004	40.0
Oregon	EOR002	—	(1)	393	508	—	393	508	901	100	2004	40.0
Pennsylvania	EPA001	—	(1)	407	527	—	407	527	934	103	2004	40.0
Pennsylvania	EPA002	—	(1)	421	544	—	421	544	965	107	2004	40.0
Pennsylvania	EPA003	—	(1)	409	528	—	409	528	937	104	2004	40.0
Pennsylvania	EPA004	—	(1)	407	527	—	407	527	934	103	2004	40.0
Puerto Rico	EPR001	—	(1)	950	1,230	—	950	1,230	2,180	241	2004	40.0
Rhode Island	ERI001	—	(1)	850	1,100	—	850	1,100	1,950	216	2004	40.0
South Carolina	ESC001	—	(1)	943	1,220	—	943	1,220	2,163	239	2004	40.0
South Carolina	ESC002	—	(1)	332	429	—	332	429	761	84	2004	40.0
South Carolina	ESC003	—	(1)	924	1,196	—	924	1,196	2,120	235	2004	40.0
Tennessee	ETN001	—	(1)	260	338	—	260	338	598	66	2004	40.0
Texas	ETX001	—	(1)	1,045	1,353	—	1,045	1,353	2,398	265	2004	40.0
Texas	ETX002	—	(1)	593	767	—	593	767	1,360	150	2004	40.0
Texas	ETX003	—	(1)	985	1,276	—	985	1,276	2,261	250	2004	40.0
Texas	ETX004	—	(1)	838	1,083	—	838	1,083	1,921	213	2004	40.0
Texas	ETX005	—	(1)	528	682	—	528	682	1,210	134	2004	40.0
Texas	ETX006	—	(1)	480	622	—	480	622	1,102	122	2004	40.0
Texas	ETX007	—	(1)	975	1,261	—	975	1,261	2,236	247	2004	40.0
Texas	ETX008	—	(1)	1,108	1,433	—	1,108	1,433	2,541	281	2004	40.0
Texas	ETX009	—	(1)	425	549	—	425	549	974	108	2004	40.0
Texas	ETX010	—	(1)	518	671	—	518	671	1,189	132	2004	40.0
Texas	ETX011	—	(1)	758	981	—	758	981	1,739	193	2004	40.0
Texas	ETX012	—	(1)	399	517	—	399	517	916	101	2004	40.0
Texas	ETX013	—	(1)	375	485	—	375	485	860	95	2004	40.0
Texas	ETX014	—	(1)	438	567	—	438	567	1,005	111	2004	40.0
Texas	ETX015	—	(1)	285	369	—	285	369	654	72	2004	40.0
Texas	ETX016	—	(1)	554	718	—	554	718	1,272	141	2004	40.0
Texas	ETX017	—	(1)	561	726	—	561	726	1,287	142	2004	40.0
Texas	ETX018	—	(1)	753	976	—	753	976	1,729	191	2004	40.0
Texas	ETX019	—	(1)	521	675	—	521	675	1,196	132	2004	40.0

iStar Financial, Inc.

Schedule III—Real Estate and Accumulated Depreciation (Continued)

As of December 31, 2011

($ in thousands)

							Gross Amount Carried at Close of Period
				Initial Cost to Company
						Cost Capitalized Subsequent to Acquisition
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Texas	ETX020	—	(1)	634	821	—	634	821	1,455	161	2004	40.0
Texas	ETX021	—	(1)	379	491	—	379	491	870	96	2004	40.0
Texas	ETX022	—	(1)	592	766	—	592	766	1,358	150	2004	40.0
Utah	EUT001	—	(1)	624	808	—	624	808	1,432	158	2004	40.0
Virginia	EVA001	—	(1)	1,134	1,467	—	1,134	1,467	2,601	288	2004	40.0
Virginia	EVA002	—	(1)	845	1,094	—	845	1,094	1,939	215	2004	40.0
Virginia	EVA003	—	(1)	884	1,145	—	884	1,145	2,029	224	2004	40.0
Virginia	EVA004	—	(1)	953	1,233	—	953	1,233	2,186	242	2004	40.0
Virginia	EVA005	—	(1)	487	632	—	487	632	1,119	124	2004	40.0
Virginia	EVA006	—	(1)	425	550	—	425	550	975	108	2004	40.0
Virginia	EVA007	—	(1)	1,151	1,490	—	1,151	1,490	2,641	292	2004	40.0
Virginia	EVA008	—	(1)	546	707	—	546	707	1,253	139	2004	40.0
Virginia	EVA009	—	(1)	851	1,103	—	851	1,103	1,954	216	2004	40.0
Virginia	EVA010	—	(1)	819	1,061	—	819	1,061	1,880	208	2004	40.0
Virginia	EVA011	—	(1)	958	1,240	—	958	1,240	2,198	243	2004	40.0
Virginia	EVA012	—	(1)	788	1,020	—	788	1,020	1,808	200	2004	40.0
Virginia	EVA013	—	(1)	554	716	—	554	716	1,270	141	2004	40.0
Washington	EWA001	—	(1)	1,500	6,500	—	1,500	6,500	8,000	1,550	2003	40.0
Wisconsin	EWI001	—	(1)	521	673	—	521	673	1,194	132	2004	40.0
Wisconsin	EWI002	—	(1)	413	535	—	413	535	948	105	2004	40.0
Wisconsin	EWI003	—	(1)	542	702	—	542	702	1,244	138	2004	40.0
Wisconsin	EWI004	—	(1)	793	1,025	—	793	1,025	1,818	201	2004	40.0
Wisconsin	EWI005	—	(1)	1,124	1,455	—	1,124	1,455	2,579	285	2004	40.0

Subtotal		—		137,683	258,985	88,633	137,666	347,635	485,301	60,036

RETAIL:
Alabama	RAL001	—		2,377	3,978	69	2,408	4,016	6,424	769	2004	39.0
Arizona	RAZ001	22,376		8,374	5,394	23,038	8,223	28,583	36,806	4,850	2004	36.5
Arizona	RAZ007	—	(1)	10,182	59,200	5	10,031	59,356	69,387	805	2011	40.0
Arizona	RAZ002	6,209		3,284	8,258	(36)	3,274	8,232	11,506	1,521	2004	40.0
Arizona	RAZ003	—		2,625	4,875	(500)	2,625	4,375	7,000	41	2009	40.0
Arizona	RAZ004	—		2,184	4,056	(1,547)	2,184	2,509	4,693	27	2009	40.0
Arizona	RAZ005	—		756	1,404	(552)	756	852	1,608	—	2009	—
Arizona	RAZ006	9,946		6,232	9,271	3,470	6,219	12,754	18,973	2,274	2004	40.0
California	RCA003	—		1,920	480	—	1,920	480	2,400	—	2011	—
California	RCA001	—	(1)	2,569	3,031	50	2,569	3,081	5,650	161	2010	40.0
California	RCA002	—	(1)	3,100	—	—	3,100	—	3,100	—	2010	—
Colorado	RCO001	—		2,631	279	5,195	2,607	5,498	8,105	649	2006	40.0
Florida	RFL004	—	(1)	4,800	19,200	—	4,800	19,200	24,000	—	2011	—
Florida	RFL001	—		3,230	6,865	(2,595)	2,400	5,100	7,500	—	2008	—
Florida	RFL002	—		2,182	4,638	(600)	2,182	4,038	6,220	—	2009	—
Florida	RFL003	—		3,950	—	10,285	3,908	10,327	14,235	1,395	2005	40.0
Hawaii	RHI001	—		3,393	21,306	2,436	3,393	23,742	27,135	1,640	2009	40.0
Illinois	RIL001	—		—	18,700	533	—	19,233	19,233	2,358	2010	40.0
Louisiana	RLA001	—		2,193	3,654	64	2,221	3,690	5,911	725	2004	38.0
New Hampshire	RNH001	4,497		3,848	3,909	(89)	3,798	3,870	7,668	837	2006	27.5
New Jersey	RNJ001	8,195		—	18,003	(19)	—	17,984	17,984	2,097	2007	40.0
New Jersey	RNJ002	—		3,520	880	—	3,520	880	4,400	—	2011	—
New Mexico	RNM001	—		1,733	—	8,370	1,705	8,398	10,103	1,070	2005	40.0
New Mexico	RNM002	—		756	905	422	762	1,321	2,083	256	2005	28.0
New Mexico	RNM003	—		4,178	8,528	(22)	4,338	8,346	12,684	1,560	2005	38.0
New York	RNY001	—		731	6,073	699	711	6,792	7,503	1,165	2005	40.0
New York	RNY002	—		1,760	3,740	(2,200)	1,056	2,244	3,300	—	2009	—
New York	RNY003	—		482	1,024	(355)	482	669	1,151	—	2009	—
Pennsylvania	RPA001	—	(1)	5,687	65,312	1,169	5,687	66,481	72,168	846	2011	40.0
South Carolina	RSC001	—		2,126	948	(790)	1,337	947	2,284	111	2007	40.0
Texas	RTX001	—		3,538	4,215	171	3,514	4,410	7,924	839	2005	40.0
Texas	RTX002	—		1,225	2,275	(395)	1,225	1,880	3,105	—	2010	—
Texas	RTX003	—		630	1,170	(205)	630	965	1,595	—	2010	—
Utah	RUT001	—		3,502	—	5,975	3,502	5,975	9,477	793	2005	40.0
Virginia	RVA001	—	(1)	4,720	18,880	—	4,720	18,880	23,600	—	2011	40.0

Subtotal		51,223		104,418	310,451	52,046	101,807	365,108	466,915	26,789

HOTEL:
California	HCA002	—		4,394	27,030	(871)	4,394	26,159	30,553	9,276	1998	40.0
California	HCA003	—		3,308	20,623	(664)	3,308	19,959	23,267	7,064	1998	40.0
Colorado	HCO001	—		1,242	7,865	(253)	1,242	7,612	8,854	2,688	1998	40.0
Hawaii	HHI001	—		4,567	39,815	456	4,567	40,271	44,838	2,553	2009	40.0
Hawaii	HHI002	—		3,000	12,000	1,049	3,000	13,049	16,049	—	2009	—

iStar Financial, Inc.

Schedule III—Real Estate and Accumulated Depreciation (Continued)

As of December 31, 2011

($ in thousands)

							Gross Amount Carried at Close of Period
				Initial Cost to Company
						Cost Capitalized Subsequent to Acquisition
State		Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date Acquired	Depreciable Life (Years)
Utah	HUT001	—		5,620	32,695	(1,058)	5,620	31,637	37,257	11,311	1998	40.0
Washington	HWA004	—		5,101	32,080	(1,032)	5,101	31,048	36,149	10,975	1998	40.0

Subtotal		—		27,232	172,108	(2,373)	27,232	169,735	196,967	43,867

APARTMENT/RESIDENTIAL:
Arizona	AAZ001	—		4,480	17,921	(14,278)	4,480	3,643	8,123	—	2010	—
Arizona	AAZ002	—	(1)	1,626	11,174	4,765	1,864	15,701	17,565	460	2009	40.0
California	ACA001	—	(1)	7,333	29,333	10,916	7,333	40,249	47,582	—	2009	—
California	ACA002	—	(1)	10,078	40,312	(29,018)	4,275	17,097	21,372	—	2007	—
Florida	AFL001	—	(1)	2,394	24,206	(17,867)	2,394	6,339	8,733	—	2009	—
Florida	AFL002	—		6,540	15,260	(1,530)	6,540	13,730	20,270	—	2010	—
Florida	AFL003	—		30,900	30,900	342	30,900	31,242	62,142	—	2011	—
Florida	AFL004	—		760	3,040	(3,747)	11	42	53	—	2011	—
Hawaii	AHI001	—	(1)	8,080	12,120	(9,623)	8,080	2,497	10,577	—	2010	—
Hawaii	AHI002	—	(1)	4,430	18,170	(7,858)	2,072	12,670	14,742	—	2009	—
Hawaii	AHI003	—	(1)	3,483	9,417	(3,904)	2,312	6,684	8,996	—	2009	—
Idaho	AID001	—	(1)	2,275	15,925	(11,963)	2,275	3,962	6,237	—	2009	—
Nevada	ANZ001	—		18,117	106,829	(56,432)	9,934	58,580	68,514	—	2009	—
New Jersey	ANJ001	—		36,405	64,719	(56,252)	16,154	28,718	44,872	—	2009	—
New York	ANY001	—		—	114,400	(58,838)	0	55,562	55,562	—	2009	—
Washington	AWA001	—	(1)	2,342	44,479	(21,611)	1,261	23,949	25,210	—	2009	—

Subtotal		—		139,243	558,205	(276,898)	99,885	320,665	420,550	460

MIXED USE:
Arizona	MAZ001	—		15,827	8,773	(404)	15,827	8,369	24,196	225	2011	40.0
California	MCA001	—	(1)	5,870	629	1	5,870	630	6,500	43	2010	—
Florida	MFL001	—	(1)	8,450	13,251	1,642	8,450	14,893	23,343	4,261	2008	40.0
Georgia	MGA001	—		13,820	55,280	1,291	13,820	56,571	70,391	—	2010	—

Subtotal		—		43,967	77,933	2,530	43,967	80,463	124,430	4,529

Total		293,192		1,614,335	2,400,052	(42,688)	1,569,164	2,402,535	3,971,699	363,343

Explanatory Note:

(1)
Consists of properties pledged as collateral under the Company's secured indebtedness with a total book value of $1.26 billion.

iStar Financial, Inc.

Schedule III—Real Estate and Accumulated Depreciation (Continued)

As of December 31, 2011

($ in thousands)

1.     Reconciliation of Real Estate:

        The following table reconciles Real Estate from January 1, 2009 to December 31, 2011:

	2011	2010	2009
Balance at January 1	$3,694,759	$4,690,096	$3,498,067
Improvements and additions	64,505	109,479	29,145
Acquisitions through foreclosure	502,482	773,315	1,340,255
Dispositions	(269,402)	(1,858,527)	(71,843)
Impairments	(20,645)	(19,604)	(105,528)

Balance at December 31	$3,971,699	$3,694,759	$4,690,096

2.     Reconciliation of Accumulated Depreciation:

        The following table reconciles Accumulated Depreciation from January 1, 2009 to December 31, 2011:

	2011	2010	2009
Balance at January 1	$(330,462)	$(525,113)	$(453,256)
Additions	(55,815)	(75,019)	(82,082)
Dispositions	22,934	269,670	10,225

Balance at December 31	$(363,343)	$(330,462)	$(525,113)

iStar Financial Inc.

Schedule IV—Mortgage Loans on Real Estate

As of December 31, 2011

($ in thousands)

Type of Loan/Borrower	Underlying Property Type	Contractual Interest Accrual Rates	Contractual Interest Payment Rates	Effective Maturity Dates	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)(2)
Senior Mortgages:
Borrower A	Apartment/Residential	9%	0%	September 2010(3)	IO	$—	$175,570	$138,700
Borrower B	Apartment/Residential	LIBOR + 3.5%	LIBOR + 3.5%	May 2012	IO	$—	117,348	118,629
Borrower C	Mixed Use/Mixed Collateral	LIBOR + 3.3%	LIBOR + 3.3%	October 2013	IO	$—	103,540	103,554
Borrower D	Apartment/Residential	LIBOR + 4%(4)	LIBOR + 4%(4)	December 2012	IO	$—	103,265	103,511
Borrower E	Retail	7%	7%	May 2012	IO	$—	94,787	94,788
Borrower F	Entertainment/Leisure	17%	17%	April 2009(5)	IO	$—	220,059	79,580
Borrower G	Land	LIBOR + 2.75%	LIBOR + 2.75%	August 2012	IO	$—	75,000	75,001
Senior mortgages individually <3%	Apartment/Residential, Retail, Land, Industrial/R&D, Mixed Use/Mixed Collateral, Office, Hotel, Entertainment/Leisure, Other	Fixed: 4% to 23% Variable: LIBOR + 1.5% to LIBOR + 8%	Fixed: 2.5% to 20% Variable: LIBOR + 0.5% to LIBOR + 7%	2012 to 2024			1,898,267	1,546,781

							$2,787,836	$2,260,544

Subordinate Mortgages:
Subordinate mortgages individually <3%	Retail, Mixed Use/Mixed Collateral, Office, Hotel, Other	Fixed: 5% to 14% Variable: LIBOR + 2.5% to LIBOR + 5.06%	Fixed: 6.5% to 10.5% Variable: LIBOR + 2.5% to LIBOR + 5.06%	2012 to 2018			$226,632	$189,010

							$226,632	$189,010

Total mortgages							$3,014,468	$2,449,554

Explanatory Notes:

(1)
Amounts are presented net of asset-specific reserves of $563.2 million on impaired loans. Impairment is measured using the estimated fair value of collateral, less costs to sell.

(2)
The carrying amount of mortgages approximated the federal income tax basis.

(3)
Loan is in default with $175.6 million of principal that is more than 90 days delinquent. Loan is designated as non-performing and is on non-accrual status.

(4)
As of December 31, 2011, included a LIBOR interest rate floor of 4%.

(5)
Loan is in default with $220.1 million of principal that is more than 90 days delinquent. Loan is designated as non-performing and is on non-accrual status.

iStar Financial Inc.

Schedule IV—Mortgage Loans on Real Estate (Continued)

As of December 31, 2011

($ in thousands)

1.     Reconciliation of Mortgage Loans on Real Estate:

        The following table reconciles Mortgage Loans on Real Estate from January 1, 2009 to December 31, 2011(1):

	2011	2010	2009
Balance at January 1	$4,012,067	$6,662,379	$9,088,331
Additions:
New mortgage loans	20,000	—	—
Additions under existing mortgage loans	82,598	326,093	1,212,299
Other(2)	32,922	48,493	107,922
Deductions(3):
Collections of principal	(1,047,943)	(2,004,129)	(1,329,083)
Provision for loan losses	(93,187)	(291,905)	(1,114,606)
Transfers to REHI, net, OREO and equity investments	(556,753)	(728,559)	(1,300,058)
Amortization of premium	(150)	(305)	(2,426)

Balance at December 31	$2,449,554	$4,012,067	$6,662,379

Explanatory Notes:

(1)
Balances represent the carrying value of loans, which are net of asset specific reserves.

(2)
Amount includes amortization of discount, deferred interest capitalized and mark-to-market adjustments resulting from changes in foreign exchange rates.

(3)
Amounts are presented net of charge-offs of $214.0 million, $804.7 million and $680.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

        Based upon their evaluation as of December 31, 2011, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) are effective.

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

        Based on management's assessment under the framework in Internal Control—Integrated Framework, management has concluded that its internal control over financial reporting was effective as of December 31, 2011.

        The Company's internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 54.

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

Item 9b.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant

        Portions of the Company's definitive proxy statement for the 2012 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 11.    Executive Compensation

        Portions of the Company's definitive proxy statement for the 2012 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Portions of the Company's definitive proxy statement for the 2012 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 13.    Certain Relationships, Related Transactions and Director Independence

        Portions of the Company's definitive proxy statement for the 2012 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

Item 14.    Principal Registered Public Accounting Firm Fees and Services

        Portions of the Company's definitive proxy statement for the 2012 annual meeting of shareholders to be filed within 120 days after the close of the Company's fiscal year are incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  and (c) Financial statements and schedules—see Index to Financial Statements and Schedules included in Item 8.

  (b)
  Exhibits—see index on following page.

INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1	Amended and Restated Charter of the Company (including the Articles Supplementary for the Series A, B, C and D Preferred Stock, all of which has been redeemed other than the Series D Preferred Stock).(2)
3.2	Bylaws of the Company.(3)
3.3	Articles Supplementary for High Performance Common Stock—Series 1.(5)
3.4	Articles Supplementary for High Performance Common Stock—Series 2.(5)
3.5	Articles Supplementary for High Performance Common Stock—Series 3.(5)
3.6	Articles Supplementary relating to Series E Preferred Stock.(6)
3.7	Articles Supplementary relating to Series F Preferred Stock.(7)
3.8	Articles Supplementary relating to Series G Preferred Stock.(8)
3.9	Articles Supplementary relating to Series I Preferred Stock.(11)
4.1	Form of 7 7/8% Series E Cumulative Redeemable Preferred Stock Certificate.(6)
4.2	Form of 7.8% Series F Cumulative Redeemable Preferred Stock Certificate.(7)
4.3	Form of 7.65% Series G Cumulative Redeemable Preferred Stock Certificate.(8)
4.4	Form of 7.50% Series I Cumulative Redeemable Preferred Stock Certificate.(11)
4.5	Form of Stock Certificate for the Company's Common Stock.(1)
4.6	Form of Global Note evidencing 5.50% Senior Notes due 2012 issued on March 9, 2007.(26)
4.7	Form of Global Note evidencing 5.85% Senior Notes due 2017 issued on March 9, 2007.(26)
4.8	Form of Global Note evidencing 5.95% Senior Notes due 2013 issued on September 22, 2006.(21)
4.9	Form of Global Note evidencing 5.875% Senior Notes due 2016 issued on February 21, 2006.(20)
4.10	Form of Global Note evidencing 6.05% Senior Notes due 2015 issued on April 21, 2005.(17)
4.11	Form of Global Note evidencing 5.15% Senior Notes due 2012 issued on March 1, 2005.(16)
4.12
Form of Global Note evidencing 5.70% Notes due 2014 issued on March 9, 2004 and March 1, 2005 in connection with the Company's exchange offer for TriNet Corporate Realty Trust, Inc.'s 7.70% Notes due 2017.(14)
4.13	Form of Global Note evidencing 6.50% Senior Notes due 2013 issued on December 12, 2003.(9)
4.14	Form of Global Note evidencing 8.625% Senior Notes due 2013 issued on May 21, 2008.(30)
4.15	Fourth Supplemental Indenture, dated as of December 12, 2003.(19)
4.16	Fifth Supplemental Indenture, dated as of March 1, 2005.(19)
4.17	Eighth Supplemental Indenture, dated as of April 21, 2005.(19)
4.18	Eleventh Supplemental Indenture, dated as of February 21, 2006.(20)

Exhibit Number	Document Description
4.19	Fifteenth Supplemental Indenture (containing amendments to the 6.50% Notes due 2013), dated as of January 9, 2007.(23)
4.20	First Supplemental Indenture (containing amendments to the 5.70% Notes due 2014), dated as of January 9, 2007.(23)
4.21	Sixteenth Supplemental Indenture, dated as of March 9, 2007, governing the 5.50% Senior Notes due 2012.(25)
4.22	Seventeenth Supplemental Indenture, dated as of March 9, 2007, governing the 5.85% Senior Notes due 2017.(25)
4.23	Nineteenth Supplemental Indenture, dated as of October 15, 2007, governing the Convertible Senior Floating Rate Notes due 2012.(28)
4.24	Twentieth Supplemental Indenture, dated as of May 21, 2008, governing the 8.625% Senior Notes due 2013.(30)
4.25	Base Indenture, dated as of February 5, 2001, between the Company and State Street Bank and Trust Company.(4)
4.26	Indenture, dated March 9, 2004, governing the 5.70% Senior Notes due 2014.(13)
4.27	Indenture, dated September 22, 2006, governing the 5.95% Senior Notes due 2013.(21)
10.1	iStar Financial Inc. 2009 Long Term Incentive Compensation Plan.(22)
10.2	Reserved
10.3	Performance Retention Grant Agreement, dated February 11, 2004.(10)
10.4	Amended and Restated Employment Agreement, dated January 19, 2005, by and between Falcon Financial Investment Trust and Vernon B. Schwartz.(15)
10.5
2007 Amendment and Commitment Transfer Agreement, dated as of March 13, 2009, among the Company and Bank of America, N.A., as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and the bank lenders named therein.(31)
10.6	Non-Employee Directors' Deferral Plan.(12)
10.7	Form of Restricted Stock Unit Award Agreement.(24)
10.8	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting).(29)
10.9	$1,200,000,000 Revolving Credit Agreement, dated as of June 26, 2007, among the Company and JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent.(27)
10.10	Purchase and Sale Agreement, dated May 3, 2010, by and among the Company, the entities set forth therein and TRT Acquisitions LLC.(32)
10.11	First Amendment to Purchase and Sale Agreement, dated May 11, 2010, by and among the Company, the entities set forth therein and TRT Acquisitions LLC.(32)
10.12	Second Amendment to Purchase and Sale Agreement, dated May 21, 2010, by and among the Company, the entities set forth therein and TRT Acquisitions LLC.(32)
10.13	Third Amendment to Purchase and Sale Agreement, dated June 24, 2010, by and among the Company, the entities set forth therein and TRT Acquisitions LLC.(32)

Exhibit Number	Document Description
10.14	Fourth Amendment to Purchase and Sale Agreement, dated June 25, 2010, by and among the Company, the entities set forth therein and TRT Acquisitions LLC.(32)
10.15	Member Interest Purchase and Sale Agreement, dated May 3, 2010, by and among the Company, iStar Harborside LLC and TRT Acquisitions LLC.(32)
10.16	Partnership Interests Purchase and Sale Agreement, dated June 25, 2010, by and among the Company, iStar NG Inc., iStar NG GenPar Inc. and TRT Acquisitions LLC.(32)
10.17	Member Interest Purchase and Sale Agreement, dated June 25, 2010, by and among the Company, iStar CTL Holdco LLC and TRT Acquisitions LLC.(32)
10.18
$2,950,000,000 Credit Agreement, dated March 16, 2011, by and among the Company, J.P. Morgan Chase Bank, N.A., as administrative agent, The Royal Bank of Scotland PLC and Barclays Bank PLC, as syndication agents, Bank of America, N.A., as documentation agent, and J.P. Morgan Securities LLC, Barclays Capital and RBS Securities Inc., as joint lead arrangers and joint bookrunners.(33).
10.19
Security Agreement, dated March 16, 2011, by and among the Company, iStar Tara Holdings LLC, SFI Belmont LLC, and the entities set forth therein in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.(33)
10.20
Guarantee Agreement, dated March 16, 2011, by and among the Company, iStar Tara Holdings LLC, SFI Belmont LLC, and the entities set forth therein in favor of JPMorgan Chase Bank, N.A., as Administrative Agent.(33)
12.1	Computation of Ratio of Earnings to fixed charges and Earnings to fixed charges and preferred stock dividends.
12.2	Computation of Ratio of Adjusted EBITDA to interest expense and preferred dividends.
14.0	iStar Financial Inc. Code of Conduct.(14)
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101
The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2011, is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations for years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009 (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (v) the Notes to Consolidated Financial Statements.*
Explanatory Notes:

(1)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000.

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

(15)
Incorporated by reference from Falcon Financial Investment Trust's Form 8-K filed on January 24, 2005.

(16)
Incorporated by reference from the Company's Current Report on Form 8-K filed on March 1, 2005.

(17)
Incorporated by reference from the Company's Current Report on Form 8-K filed on April 20, 2005.

(18)
Incorporated by reference from the Company's Current Report on Form 8-K filed on January 10, 2006.

(19)
Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006.

(20)
Incorporated by reference from the Company's Current Report on Form 8-K filed on February 24, 2006.

(21)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 8, 2006.

(22)
Incorporated by reference from the Company's Definitive Proxy Statement filed on April 27, 2009.

(23)
Incorporated by reference from the Company's Current Report on Form 8-K filed on January 16, 2007.

(24)
Incorporated by reference from the Company's Current Report on Form 8-K filed on January 25, 2007.

(25)
Incorporated by reference from the Company's Current Report on Form 8-K filed on March 15, 2007.

(26)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed on May 9, 2007.

(27)
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

(31)
Incorporated by reference from the Company's Current Report on Form 8-K filed on March 19, 2009.

(32)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 6, 2010.

(33)
Incorporated by reference from the Company's Current Report on Form 8-K filed on March 22, 2011.

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

iSTAR FINANCIAL INC. Registrant
Date: February 29, 2012	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (Principal executive officer)
Date: February 29, 2012	/s/ DAVID DISTASO David DiStaso Chief Financial Officer (Principal financial and accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 29, 2012	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors Chief Executive Officer
Date: February 29, 2012	/s/ GLENN R. AUGUST Glenn R. August Director
Date: February 29, 2012	/s/ ROBERT W. HOLMAN, JR. Robert W. Holman, Jr. Director
Date: February 29, 2012	/s/ ROBIN JOSEPHS Robin Josephs Director
Date: February 29, 2012	/s/ JOHN G. MCDONALD John G. McDonald Director
Date: February 29, 2012	/s/ GEORGE R. PUSKAR George R. Puskar Director
Date: February 29, 2012	/s/ DALE A. REISS Dale A. Reiss Director
Date: February 29, 2012	/s/ BARRY W. RIDINGS Barry W. Ridings Director