Form 10-Q
period 2012-03-31
ISTAR FINANCIAL INC
filed 2012-05-10
CIK 1095651

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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

        As of May 1, 2012, there were 84,357,884 shares of common stock, $0.001 par value per share, of iStar Financial Inc. ("Common Stock") outstanding.

iStar Financial Inc.

PART I. CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Financial Statements

iStar Financial Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(unaudited)

	As of
	March 31, 2012	December 31, 2011
ASSETS
Loans and other lending investments, net	$2,596,400	$2,860,762
Net lease assets, net	1,668,552	1,702,764
Real estate held for investment, net	1,228,733	1,228,134
Other real estate owned	775,899	677,458
Other investments	468,646	457,835
Assets held for sale	5,737	—
Cash and cash equivalents	126,859	356,826
Restricted cash (see Note 10)	524,174	32,630
Accrued interest and operating lease income receivable, net	15,297	16,878
Deferred operating lease income receivable	74,338	72,074
Deferred expenses and other assets, net	105,263	112,476

Total assets	$7,589,898	$7,517,837

LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$114,516	$106,693
Debt obligations, net	5,968,435	5,837,540

Total liabilities	$6,082,951	$5,944,233

Commitments and contingencies	—	—
Equity:
iStar Financial Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (see Note 12)	22	22
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 142,466 issued and 84,358 outstanding at March 31, 2012 and 140,028 issued and 81,920 outstanding at December 31, 2011	142	140
Additional paid-in capital	3,825,664	3,834,460
Retained earnings (deficit)	(2,135,050)	(2,078,397)
Accumulated other comprehensive income (loss) (see Note 12)	(1,138)	(328)
Treasury stock, at cost, $0.001 par value, 58,108 shares at March 31, 2012 and at December 31, 2011	(237,341)	(237,341)

Total iStar Financial Inc. shareholders' equity	$1,462,099	$1,528,356
Noncontrolling interests	44,848	45,248

Total equity	$1,506,947	$1,573,604

Total liabilities and equity	$7,589,898	$7,517,837

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Interest income	$37,203	$60,768
Operating lease income	41,211	40,799
Other income	16,286	8,675

Total revenues	$94,700	$110,242

Costs and expenses:
Interest expense	$86,143	$69,344
Operating costs—net lease assets	3,164	4,288
Operating costs—REHI and OREO	22,074	17,788
Depreciation and amortization	17,175	15,474
General and administrative	22,845	24,400
Provision for loan losses	17,500	10,881
Impairment of assets	15,504	1,490
Other expense	453	2,722

Total costs and expenses	$184,858	$146,387

Income (loss) before earnings from equity method investments and other items	$(90,158)	$(36,145)
Gain on early extinguishment of debt, net	1,704	106,604
Earnings from equity method investments	34,786	24,932

Income (loss) from continuing operations before income taxes	$(53,668)	$95,391
Income tax expense	(1,271)	(11,052)

Income (loss) from continuing operations(1)	$(54,939)	$84,339
Income (loss) from discontinued operations	(248)	(437)
Gain from discontinued operations	2,406	—
Income from sales of residential property	6,733	—

Net income (loss)	$(46,048)	$83,902
Net (income) loss attributable to noncontrolling interests	(25)	(430)

Net income (loss) attributable to iStar Financial Inc.	$(46,073)	$83,472
Preferred dividends	(10,580)	(10,580)
Net (income) loss allocable to HPU holders and Participating Security holders(2)(3)	1,861	(5,472)

Net income (loss) allocable to common shareholders	$(54,792)	$67,420

Per common share data(1):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(0.69)	$0.73
Diluted	$(0.69)	$0.71
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(0.66)	$0.73
Diluted	$(0.66)	$0.71
Weighted average number of common shares—basic	83,556	92,458
Weighted average number of common shares—diluted	83,556	94,609
Per HPU share data(1)(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(128.81)	$138.80
Diluted	$(128.81)	$135.87
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(124.07)	$138.00
Diluted	$(124.07)	$135.07
Weighted average number of HPU shares—basic and diluted	15	15
Explanatory Notes:

(1)
Income (loss) from continuing operations attributable to iStar Financial Inc. for the three months ended March 31, 2012 and 2011 was $(54,964) and $83,909, respectively. See Note 14 for details on the calculation of earnings per share.

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

iStar Financial Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
Net income (loss)	$(46,048)	$83,902
Other comprehensive income (loss):
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization	(5)	(175)
Unrealized gains/(losses) on available-for-sale securities	157	256
Unrealized gains/(losses) on cash flow hedges	(571)	(63)
Unrealized gains/(losses) on cumulative translation adjustment	(391)	361

Other comprehensive income (loss)	$(810)	$379

Comprehensive income (loss)	$(46,858)	$84,281
Net (income) loss attributable to noncontrolling interests	(25)	(430)

Comprehensive income (loss) attributable to iStar Financial Inc.	$(46,883)	$83,851

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statement of Changes in Equity

For the Three Months Ended March 31, 2012

(In thousands)

(unaudited)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$22	$9,800	$140	$3,834,460	$(2,078,397)	$(328)	$(237,341)	$45,248	$1,573,604
Dividends declared—preferred	—	—	—	—	(10,580)	—	—	—	(10,580)
Issuance of stock/restricted stock unit amortization, net	—	—	2	(6,991)	—	—	—	—	(6,989)
Net income (loss) for the period(2)	—	—	—	—	(46,073)	—	—	28	(46,045)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(810)		—	(810)
Repurchase of convertible notes	—	—	—	(1,805)	—	—	—	—	(1,805)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	89	89
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(517)	(517)

Balance at March 31, 2012	$22	$9,800	$142	$3,825,664	$(2,135,050)	$(1,138)	$(237,341)	$44,848	$1,506,947

Explanatory Notes:

(1)
See Note 12 for details on the Company's Cumulative Redeemable Preferred Stock.

(2)
For the three months ended March 31, 2012, net loss shown above excludes $3 of net loss attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(46,048)	$83,902
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for loan losses	17,500	10,881
Impairment of assets	17,807	1,464
Depreciation and amortization	17,238	15,933
Shares withheld for employee taxes upon vesting of stock-based compensation	(11,657)	(810)
Non-cash expense for stock-based compensation	4,666	4,155
Amortization of discounts/premiums and deferred financing costs on debt	8,698	4,740
Amortization of discounts/premiums and deferred interest on lending investments	(11,773)	(23,338)
Earnings from equity method investments	(34,786)	(24,932)
Distributions from operations of equity method investments	11,358	14,173
Deferred operating lease income	(2,516)	(2,567)
Deferred income taxes	—	6,808
Income from sales of residential property	(6,733)	—
Gain from discontinued operations	(2,406)	—
Gain on early extinguishment of debt, net	(1,704)	(106,604)
Other operating activities, net	1,538	2,010
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	1,581	1,789
Changes in deferred expenses and other assets, net	(4,326)	(83)
Changes in accounts payable, accrued expenses and other liabilities	5,793	11,855

Cash flows from operating activities	$(35,770)	$(624)

Cash flows from investing activities:
Fundings under existing loan commitments	$(8,376)	$(18,057)
Repayments of and principal collections on loans	136,242	213,351
Net proceeds from sales of loans	—	20,615
Net proceeds from sales of net lease assets	6,509	672
Net proceeds from sales of other real estate owned	51,350	25,740
Contributions to unconsolidated entities	(3,570)	(16,591)
Distributions from unconsolidated entities	13,655	2,389
Capital expenditures on net lease assets	(295)	(2,165)
Capital expenditures on REHI and OREO	(10,785)	(6,996)
Changes in restricted cash held in connection with investing activities	(492,854)	(48,046)
Other investing activities, net	198	(662)

Cash flows from investing activities	$(307,926)	$170,250

Cash flows from financing activities:
Borrowings under secured credit facilities	$864,750	$2,913,250
Repayments under secured credit facilities	(89,794)	(956,934)
Repayments under unsecured credit facilities	(244,046)	(175,000)
Repayments under secured term loans	(2,138)	(1,678,502)
Repayments under unsecured notes	(169,660)	(107,766)
Repurchases and redemptions of secured and unsecured notes	(219,267)	(312,329)
Payments for deferred financing costs	(14,584)	(29,179)
Preferred dividends paid	(10,580)	(10,580)
Changes in restricted cash held in connection with debt obligations	—	200
Other financing activities	(952)	775

Cash flows from financing activities	$113,729	$(356,065)

Changes in cash and cash equivalents	$(229,967)	$(186,439)
Cash and cash equivalents at beginning of period	356,826	504,865

Cash and cash equivalents at end of period	$126,859	$318,426

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

Note 2—Basis of Presentation and Principles of Consolidation

        Basis of Presentation—The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. These unaudited Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

        Certain prior year amounts have been reclassified in the Consolidated Financial Statements and the related Notes to conform to the 2012 presentation.

        Principles of Consolidation—The Consolidated Financial Statements include the financial statements of the Company, its wholly owned subsidiaries, controlled partnerships and variable interest entities ("VIEs") for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

        Consolidated VIEs—The Company consolidates OHA Strategic Credit Fund Parallel I, L.P. ("OHA SCF"), which was created to invest in distressed and undervalued loans, bonds, equities and other investments. As of March 31, 2012 and December 31, 2011, OHA SCF had total assets of $60.4 million and $56.9 million, respectively, no debt, and noncontrolling interests of $0.1 million for both periods. The investments held by this entity are presented in "Other investments" on the Company's Consolidated

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 2—Basis of Presentation and Principles of Consolidation (Continued)

Balance Sheets. As of March 31, 2012, the Company had a total unfunded commitment of $16.9 million to this entity.

        The Company also consolidates Madison Deutsche Andau Holdings, LP ("Madison DA"), which was created to invest in mortgage loans collateralized by real estate in Europe. As of March 31, 2012 and December 31, 2011, Madison DA had total assets of $38.6 million and $37.4 million, respectively, no debt, and noncontrolling interests of $5.5 million and $5.4 million, respectively. The investments held by this entity are presented in "Loans and other lending investments, net" on the Company's Consolidated Balance Sheets.

        Unconsolidated VIEs—The Company determined that as of March 31, 2012, 26 of its other investments were in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's Consolidated Financial Statements. As of March 31, 2012, the Company's maximum exposure to loss from these investments does not exceed the sum of the $230.8 million carrying value of the investments and $8.5 million of related unfunded commitments.

Note 3—Summary of Significant Accounting Policies

        As of March 31, 2012, the Company's significant accounting policies, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, have not changed materially.

New Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, "Presentation of Comprehensive Income," which requires entities to (1) present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income and (2) present reclassification of other comprehensive income on the face of the income statement. In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," which deferred the requirements of entities to present reclassification of other comprehensive income on the face of the income statement. Both standards are effective in interim and fiscal years beginning after December 15, 2011 and applied retrospectively. The Company adopted this ASU for the reporting period ended March 31, 2012, as required, and now presents Consolidated Statements of Comprehensive Income.

        In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU is a result of joint efforts by the FASB and IASB to develop a single, converged framework on how to measure fair value and what disclosures to provide about fair value measurements. This ASU is largely consistent with existing fair value measurement principles of U.S. GAAP, however, it expands existing disclosure requirements for fair value measurements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2011 and applied prospectively. The Company adopted this ASU for the reporting period ended March 31, 2012, as required. Adoption of this guidance resulted in expanded disclosures on fair

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 3—Summary of Significant Accounting Policies (Continued)

value measurements, included in Note 15, but did not have an impact to the Company's measurements of fair value.

Note 4—Loans and Other Lending Investments, net

        The following is a summary of the Company's loans and other lending investments by class ($ in thousands)(1):

	As of
Type of Investment(1)	March 31, 2012	December 31, 2011
Senior mortgages	$2,458,849	$2,801,213
Subordinate mortgages	214,956	211,491
Corporate/Partnership loans	474,099	478,892

Total gross carrying value of loans(1)	$3,147,904	$3,491,596
Reserves for loan losses	(567,179)	(646,624)

Total carrying value of loans	$2,580,725	$2,844,972
Other lending investments—securities	15,675	15,790

Total loans and other lending investments, net	$2,596,400	$2,860,762

Explanatory Notes:

(1)
The Company's recorded investment in loans as of March 31, 2012 and December 31, 2011 was $3.16 billion and $3.50 billion, respectively, which consists of total gross carrying value of loans plus accrued interest of $10.9 million and $13.3 million, for the same two periods, respectively.

        During the three months ended March 31, 2012, the Company funded $8.4 million under existing loan commitments and received principal repayments of $136.2 million.

        During the three months ended March 31, 2012, the Company received title to properties in full or partial satisfaction of non-performing mortgage loans with a gross carrying value of $180.1 million, for which the properties had served as collateral, and recorded charge-offs totaling $39.7 million related to these loans. These properties were recorded as real estate held for investment ("REHI") or other real estate owned ("OREO") on the Company's Consolidated Balance Sheets (see Note 5).

        Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended March 31,
	2012	2011
Reserve for loan losses at beginning of period	$646,624	$814,625
Provision for loan losses	17,500	10,881
Charge-offs	(96,945)	(21,436)

Reserve for loan losses at end of period	$567,179	$804,070

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

        The Company's recorded investment (comprised of a loan's carrying value plus accrued interest) in loans and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Loans Acquired with Deteriorated Credit Quality(3)	Total
As of March 31, 2012:
Loans	$1,323,134	$1,774,433	$61,205	$3,158,772
Less: Reserve for loan losses	(473,538)	(74,300)	(19,341)	(567,179)

Total	$849,596	$1,700,133	$41,864	$2,591,593

As of December 31, 2011:
Loans	$1,525,337	$1,919,876	$59,648	$3,504,861
Less: Reserve for loan losses	(554,131)	(73,500)	(18,993)	(646,624)

Total	$971,206	$1,846,376	$40,655	$2,858,237

Explanatory Note:

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $1.0 million and a net premium of $0.1 million as of March 31, 2012 and December 31, 2011, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status and therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net premium of $0.9 million and a net discount of $0.2 million as of March 31, 2012 and December 31, 2011, respectively.

(3)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $15.0 million as of March 31, 2012 and December 31, 2011. These loans had cumulative principal balances of $76.3 million and $74.5 million, as of March 31, 2012 and December 31, 2011, respectively.

        Credit Characteristics—As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of
	March 31, 2012		December 31, 2011
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$1,413,935	3.17	$1,514,016	3.19
Subordinate mortgages	137,724	2.79	190,342	3.36
Corporate/Partnership loans	467,202	3.73	472,178	3.61

Total	$2,018,861	3.27	$2,176,536	3.29

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

        As of March 31, 2012, the Company's recorded investment in loans, aged by payment status and presented by class, were as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days(1)	Greater Than 90 Days(1)	Total Past Due	Total
Senior mortgages	$1,557,956	$39,817	$867,754	$907,571	$2,465,527
Subordinate mortgages	137,724	55,020	23,189	78,209	215,933
Corporate/Partnership loans	467,202	—	10,110	10,110	477,312

Total	$2,162,882	$94,837	$901,053	$995,890	$3,158,772

Explanatory Note:

(1)
All loans with payments more than 90 days past due are classified as non-performing and are on non-accrual status.

        Impaired Loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of March 31, 2012			As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Senior mortgages	$206,117	$205,300	$—	$219,488	$218,612	$—
Corporate/Partnership loans	10,110	10,160	—	10,110	10,160	—

Subtotal	$216,227	$215,460	$—	$229,598	$228,772	$—
With an allowance recorded:
Senior mortgages	$1,025,220	$1,020,068	$(447,411)	$1,268,962	$1,263,195	$(540,670)
Subordinate mortgages	78,209	78,270	(36,408)	22,480	22,558	(22,480)
Corporate/Partnership loans	63,328	63,579	(9,060)	62,591	62,845	(9,974)

Subtotal	$1,166,757	$1,161,917	$(492,879)	$1,354,033	$1,348,598	$(573,124)
Total:
Senior mortgages	$1,231,337	$1,225,368	$(447,411)	$1,488,450	$1,481,807	$(540,670)
Subordinate mortgages	78,209	78,270	(36,408)	22,480	22,558	(22,480)
Corporate/Partnership loans	73,438	73,739	(9,060)	72,701	73,005	(9,974)

Total	$1,382,984	$1,377,377	$(492,879)	$1,583,631	$1,577,370	$(573,124)

Explanatory Note:

(1)
All of the Company's non-accrual loans are considered impaired and included in the table above. In addition, as of March 31, 2012 and December 31, 2011, certain loans modified through troubled debt restructurings with a recorded investment of $243.1 million and $255.3 million, respectively, are also included as impaired loans in accordance with GAAP although they are performing and on accrual status.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

        The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended March 31,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$212,803	$407	$432,066	$966
Corporate/Partnership loans	10,110	—	10,110	120

Subtotal	$222,913	$407	$442,176	$1,086
With an allowance recorded:
Senior mortgages	$1,147,091	$1,240	$1,803,628	$2,004
Subordinate mortgages	50,345	—	12,670	—
Corporate/Partnership loans	62,959	80	66,476	82

Subtotal	$1,260,395	$1,320	$1,882,774	$2,086
Total:
Senior mortgages	$1,359,894	$1,647	$2,235,694	$2,970
Subordinate mortgages	50,345	—	12,670	—
Corporate/Partnership loans	73,069	80	76,586	202

Total	$1,483,308	$1,727	$2,324,950	$3,172

        Troubled Debt Restructurings—During the three months ended March 31, 2012 and 2011, the Company modified loans that were determined to be troubled debt restructurings. The recorded investment in these loans was impacted by the modifications as follows, presented by class ($ in thousands):

	For the Three Months Ended March 31,
	2012			2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Senior mortgages	5	$305,780	$260,307	3	$105,671	$105,406

        During the three months ended March 31, 2012, the Company restructured five loans that were considered troubled debt restructurings. Two of the modified loans were performing loans with a combined recorded investment of $58.1 million that were extended with a new weighted average maturity of 0.4 years and with conditional extension options in certain cases dependent on borrower-specific performance hurdles. The Company believes the borrowers in each case can perform under the modified terms of the loans and continues to classify these loans as performing.

        The remaining three modified loans were classified as non-performing prior to their modification and remained non-performing subsequently. One of these loans with a recorded investment of $48.2 million was extended with a new maturity of 0.7 years and another with a recorded investment of $18.0 million was

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 4—Loans and Other Lending Investments, net (Continued)

extended with a new maturity of 0.3 years and its interest rate was reduced to 4.5% from 9.0%. The Company agreed to reduce the outstanding principal balance of the third loan that had a recorded investment of $181.5 million prior to the modification, and recorded charge-offs totaling $45.5 million. In addition, the loan's interest rate was reduced to LIBOR + 3.5% from LIBOR + 7.0%.

        During the three months ended March 31, 2011, the Company restructured three loans that were considered troubled debt restructurings. The Company reduced the rates on the loans, which together had a combined recorded investment of $105.7 million, from a combined weighted average rate of 8.3% to 4.7% and extended the loans with a new weighted average maturity of 1.4 years, with conditional extension options in certain cases dependent on pay down hurdles.

        Generally when granting financial concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and in some cases lookback features or equity kickers to offset concessions granted should conditions with the loan improve. The Company's determination of credit losses is impacted by troubled debt restructurings whereby loans that have gone through troubled debt restructurings are considered impaired, assessed for specific reserves, and are not included in the Company's assessment of general loan loss reserves. Loans previously restructured under troubled debt restructurings that subsequently default are reassessed to incorporate the Company's current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. During the three months ended March 31, 2012, no loans defaulted that were modified as troubled debt restrucurings within the previous 12 months. As of March 31, 2012, the Company had $6.0 million of unfunded commitments associated with modified loans considered troubled debt restructurings.

Note 5—Real Estate Held for Investment, net and Other Real Estate Owned

        During the three months ended March 31, 2012, the Company received title to properties with an aggregate estimated fair value at the time of foreclosure of $140.4 million, in full or partial satisfaction of non-performing mortgage loans for which those properties had served as collateral. These properties were classified as OREO based on management's current intention to market them for sale in the near term.

        Real Estate Held for Investment, net—REHI consisted of the following ($ in thousands):

	As of
	March 31, 2012	December 31, 2011
Land held for investment and development	$713,047	$711,072
Operating property
Land	154,445	154,445
Buildings and improvements	383,292	379,644
Less: accumulated depreciation and amortization	(22,051)	(17,027)

Real estate held for investment, net	$1,228,733	$1,228,134

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 5—Real Estate Held for Investment, net and Other Real Estate Owned (Continued)

        The Company records REHI operating income in "Other income" and REHI operating expenses in "Operating costs—REHI and OREO," on the Company's Consolidated Statements of Operations, as follows ($ in thousands):

	For the Three Months Ended March 31,
	2012	2011
REHI operating income	$14,394	$7,462
REHI operating expenses	$13,510	$10,547

        Other Real Estate Owned—During the three months ended March 31, 2012, the Company sold OREO assets with a carrying value of $44.8 million, primarily comprised of sales of residential property units for which the Company recorded income from sales of $6.7 million. For the three months ended March 31, 2012 and 2011, the Company recorded net impairment charges to OREO properties totaling $2.5 million and $0.6 million, respectively, and recorded net expenses related to holding costs for OREO properties of $8.6 million and $7.2 million, respectively.

Note 6—Net Lease Assets, net

        The Company's investments in net lease assets, at cost, were as follows ($ in thousands):

	As of
	March 31, 2012	December 31, 2011
Facilities and improvements	$1,572,947	$1,601,477
Land and land improvements	442,903	447,603
Less: accumulated depreciation	(347,298)	(346,316)

Net lease assets, net	$1,668,552	$1,702,764

        During the three months ended March 31, 2012, the Company sold a net lease asset with a carrying value of $4.1 million, resulting in a net gain of $2.4 million. In addition, for the three months ended March 31, 2012, the Company recorded impairment charges of $14.1 million on net lease assets, of which $0.5 million was included in "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations.

        The Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements for the three months ended March 31, 2012 and 2011 were each $5.5 million and these amounts were included as a reduction of "Operating costs—net lease assets" on the Company's Consolidated Statements of Operations.

        Allowance for doubtful accounts—As of March 31, 2012 and December 31, 2011, the total allowance for doubtful accounts related to tenant receivables, including deferred operating lease income receivable, was $3.5 million and $3.7 million, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Other Investments

        Other investments primarily consist of equity method investments. See the Company's Annual Report on Form 10-K for the year ended December 31, 2011, for more detailed descriptions of the Company's other investments. The Company's other investments and its proportionate share of results for equity method investments were as follows ($ in thousands):

			Equity in earnings for the Three Months Ended March 31,
	Carrying value as of
	March 31, 2012	December 31, 2011
			2012	2011
LNR	$171,529	$159,764	$12,137	$13,985
Madison Funds	112,803	103,305	9,498	2,202
Oak Hill Funds	56,329	56,817	3,374	5,507
OREO/REHI Investments	43,570	52,803	6,124	—
Other equity method investments	72,667	73,146	3,653	3,238

Total equity method investments	$456,898	$445,835	$34,786	$24,932

Other	11,748	12,000

Total other investments	$468,646	$457,835

Summarized Financial Information

        LNR—The following table represents investee level summarized financial information for LNR ($ in thousands)(1)(2):

	For the Three Months Ended December 31,
	2011	2010
Income Statement
Total revenue(2)	$77,360	$79,019
Income tax expense (benefit)(3)	$1,837	$(34,358)
Net income attributable to LNR	$50,621	$58,329
iStar's ownership percentage	24%	24%
iStar's equity in earnings from LNR	$12,137	$13,985

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 7—Other Investments (Continued)

	As of December 31,
	2011	2010
Balance Sheet
Total assets(2)	$1,343,236	$1,254,472
Total debt(2)	$507,497	$492,495
Total liabilities(2)	$614,805	$650,553
Noncontrolling interests	$7,464	$33,982
LNR Property LLC equity	$720,968	$569,937
iStar's ownership percentage	24%	24%
iStar's equity in LNR	$171,529	$136,371
Explanatory Notes:

(1)
The Company records its investment in LNR on a one quarter lag, therefore, amounts in the Company's financial statements for the three months ended March 31, 2012 and 2011 are based on balances and results from LNR for the three months ended December 31, 2011 and 2010, respectively.

(2)
LNR consolidates certain commercial mortgage-backed securities and collateralized debt obligation trusts that are considered VIEs (and for which it is the primary beneficiary), that have been excluded from the amounts presented above. As of December 31, 2011 and 2010, the assets of these trusts which aggregate approximately $78.94 billion and $142.44 billion, respectively, are the sole source of repayment of the related liabilities, which aggregate approximately $78.71 billion and $142.20 billion, respectively, which are non-recourse to LNR and its equity holders, including the Company. In addition, total revenue presented above includes $28.7 million and $26.1 million for the three months ended December 31, 2011 and 2010, respectively, of servicing fee revenue that is eliminated upon consolidation of the VIE's at the LNR level. This income is then added back through consolidation at the LNR level as an adjustment to income allocable to noncontrolling entities and has no net impact on net income attributable to LNR.

(3)
During the three months ended December 31, 2010, LNR received nonrecurring income from the settlement of tax liabilities.

        Madison Funds—During the three months ended March 31, 2012, the Madison Funds recorded a significant unrealized gain related to the pending sale of an investment and the Company recorded its share of this gain, which was approximately $13.7 million. Excluding this gain, the Company's losses from the Madison Funds were $4.2 million for the three months ended March 31, 2012.

        OREO/REHI Investments—During the three months ended March 31, 2012, earnings from equity interests in OREO/REHI investments include $8.0 million related to income recognized on sales of residential property units.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Other Assets and Other Liabilities

        Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	March 31, 2012	December 31, 2011
Other receivables	$21,329	$17,273
Deferred financing fees, net(1)	20,246	21,443
Net lease in-place lease intangibles, net(2)	15,735	17,013
Leasing costs, net(3)	13,021	12,423
Corporate furniture, fixtures and equipment, net(4)	8,478	9,034
Prepaid expenses	6,907	5,441
Other assets	19,547	29,849

Deferred expenses and other assets, net	$105,263	$112,476

Explanatory Notes:

(1)
Accumulated amortization on deferred financing fees was $16.8 million and $13.3 million as of March 31, 2012 and December 31, 2011, respectively.

(2)
Represents unamortized finite lived intangible assets related to the prior acquisition of net lease assets. Accumulated amortization on net lease intangibles was $34.0 million and $33.4 million as of March 31, 2012 and December 31, 2011, respectively. Amortization expense related to these assets was $1.3 million and $1.7 million for the three months ended March 31, 2012 and 2011, respectively.

(3)
Accumulated amortization on leasing costs was $4.5 million and $5.5 million as of March 31, 2012 and December 31, 2011, respectively.

(4)
Accumulated depreciation on corporate furniture, fixtures and equipment was $7.6 million and $8.1 million as of March 31, 2012 and December 31, 2011, respectively.

        Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	March 31, 2012	December 31, 2011
Accrued interest payable	$40,418	$30,122
Accrued expenses	23,705	36,332
Security deposits and other investment deposits	12,266	12,192
Property taxes payable	9,622	6,495
Unearned operating lease income	8,621	9,077
Other liabilities	19,884	12,475

Accounts payable, accrued expenses and other liabilities	$114,516	$106,693

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 8—Other Assets and Other Liabilities (Continued)

        Deferred tax assets of the Company's TRS entities were as follows ($ in thousands):

	As of
	March 31, 2012	December 31, 2011
Deferred tax assets(1)	$54,782	$50,889
Valuation allowance	(54,782)	(50,889)

Deferred tax assets, net	$—	$—

Explanatory Note:

(1)
Deferred tax assets as of March 31, 2012 primarily include net operating loss carryforwards of $23.4 million, real estate basis differences of $29.5 million and investment basis differences of $1.9 million. Deferred tax assets as of December 31, 2011 include net operating loss carryforwards of $22.8 million, real estate basis differences of $28.7 million and investment basis differences of $(0.6) million.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net

        As of March 31, 2012 and December 31, 2011, the Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of
	March 31, 2012	December 31, 2011	Stated Interest Rates		Scheduled Maturity Date
Secured credit facilities and term loans:
2011 Tranche A-1 Facility	$871,786	$961,580	LIBOR + 3.75%	(1)	June 2013
2011 Tranche A-2 Facility	1,450,000	1,450,000	LIBOR + 5.75%	(1)	June 2014
2012 Tranche A-1 Facility	410,000	—	LIBOR + 4.00%	(2)	March 2016
2012 Tranche A-2 Facility	470,000	—	LIBOR + 5.75%	(2)	March 2017
Term loans collateralized by net lease assets	291,054	293,192	5.05% - 7.68%		Various through 2026

Total secured credit facilities and term loans	$3,492,840	$2,704,772
Unsecured credit facility:
Line of credit	$—	$243,650	LIBOR + 0.85%		June 2012
Unsecured notes:
5.15% senior notes	—	263,466	5.15%		March 2012
5.50% senior notes	90,335	92,845	5.50%		June 2012
LIBOR + 0.50% senior convertible notes(3)	660,640	784,750	LIBOR + 0.50%		October 2012
8.625% senior notes	501,701	501,701	8.625%		June 2013
5.95% senior notes	448,453	448,453	5.95%		October 2013
6.5% senior notes	67,055	67,055	6.5%		December 2013
5.70% senior notes	200,601	200,601	5.70%		March 2014
6.05% senior notes	105,765	105,765	6.05%		April 2015
5.875% senior notes	261,403	261,403	5.875%		March 2016
5.85% senior notes	99,722	99,722	5.85%		March 2017

Total unsecured notes	$2,435,675	$2,825,761
Other debt obligations:
Other debt obligations	$100,000	$100,000	LIBOR + 1.5%		October 2035

Total debt obligations	$6,028,515	$5,874,183
Debt discounts, net(3)(4)	(60,080)	(36,643)

Total debt obligations, net	$5,968,435	$5,837,540

Explanatory Notes:

(1)
These loans each have a LIBOR floor of 1.25%. As of March 31, 2012, inclusive of the floors, the 2011 Tranche A-1 Facility and 2011 Tranche A-2 Facility loans incurred interest at a rate of 5.00% and 7.00%, respectively.

(2)
These loans each have a LIBOR floor of 1.25%. As of March 31, 2012, inclusive of the floors, the 2012 Tranche A-1 Facility and 2012 Tranche A-2 Facility loans incurred interest at a rate of 5.25% and 7.00%, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net (Continued)

(3)
The Company's convertible senior floating rate notes due October 2012 ("Convertible Notes") are convertible at the option of the holders into 22.2 shares per $1,000 principal amount of Convertible Notes (reflecting a conversion price of $45.05), on or after August 15, 2012, or prior to that date if certain conditions are met. None of the conversion conditions have been met as of March 31, 2012. As of March 31, 2012, the unamortized discount on these notes was $7.3 million, the net carrying amount of the liability was $653.4 million and the carrying value of the additional paid-in-capital, or equity component of the convertible notes was $35.6 million. For the three months ended March 31, 2012 and 2011, the Company recognized interest expense on the convertible notes of $5.1 million and $4.4 million, respectively, of which $3.0 million and $2.8 million, respectively, related to the amortization of the debt discount.

(4)
As of March 31, 2012, includes unamortized original issue debt discounts of $29.3 million associated with the 2012 Secured Credit Facilities and $19.4 million associated with the 2011 Secured Credit Facilities.

        Future Scheduled Maturities—As of March 31, 2012, future scheduled maturities of outstanding long-term debt obligations, net are as follows ($ in thousands)(1):

	Unsecured Debt	Secured Debt	Total
2012 (remaining nine months)	$750,975	$162,786	$913,761
2013	1,017,209	1,035,556	2,052,765
2014	200,601	1,432,843	1,633,444
2015	105,765	82,000	187,765
2016	261,403	123,000	384,403
Thereafter	199,722	656,655	856,377

Total principal maturities	$2,535,675	$3,492,840	$6,028,515
Unamortized debt discounts, net	(18,412)	(41,668)	(60,080)

Total long-term debt obligations, net	$2,517,263	$3,451,172	$5,968,435

Explanatory Note:

(1)
Includes minimum required amortization payments on the 2011 and 2012 Secured Credit Facilities.

        2012 Secured Credit Facilities—In March 2012, the Company entered into a new $880.0 million senior secured credit agreement providing for two tranches of term loans: a $410.0 million 2012 A-1 tranche due March 2016, which bears interest at a rate of LIBOR plus 4.00% (the "2012 Tranche A-1 Facility"), and a $470.0 million 2012 A-2 tranche due March 2017, which bears interest at a rate of LIBOR plus 5.75% (the "2012 Tranche A-2 Facility") together the "2012 Secured Credit Facilities." The 2012 A-1 and A-2 tranches were issued at 98.0% of par and 98.5% of par, respectively, and both tranches include a LIBOR floor of 1.25%. Proceeds from the 2012 Secured Credit Facilities were used to repurchase $124.1 million aggregate principal amount of the Company's convertible notes due October 2012 and to fully repay the $244.0 million balance on the Company's unsecured credit facility due June 2012. As of March 31, 2012, remaining proceeds were included in restricted cash and will be used to repay unsecured debt maturing in 2012.

        The 2012 Secured Credit Facilities are collateralized by a first lien on a fixed pool of collateral consisting of loan, net lease, OREO and REHI assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2012 Secured Credit Facilities. Proceeds received for interest, rent, lease payments and fee income are retained by the Company. The 2012 Tranche A-1 Facility requires amortization payments of $41.0 million to be made every six months beginning December 31, 2012. After

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net (Continued)

the 2012 Tranche A-1 Facility is repaid, proceeds from principal repayments and sales of collateral will be used to amortize the 2012 Tranche A-2 Facility. The Company may make optional prepayments on each tranche of term loans, subject to prepayment fees.

        2011 Secured Credit Facilities—In March 2011, the Company entered into a $2.95 billion senior secured credit agreement providing for two tranches of term loans: a $1.50 billion 2011 A-1 tranche due June 2013, which bears interest at a rate of LIBOR plus 3.75% (the "2011 Tranche A-1 Facility"), and a $1.45 billion 2011 A-2 tranche due June 2014, which bears interest at a rate of LIBOR plus 5.75% (the "2011 Tranche A-2 Facility") together the "2011 Secured Credit Facilities." The 2011 A-1 and A-2 tranches were issued at 99.0% of par and 98.5% of par, respectively, and both tranches include a LIBOR floor of 1.25%. Proceeds from the 2011 Secured Credit Facilities were used to fully repay the Company's secured credit facilities and term loans due June 2011 and 2012, to partially repay the Company's unsecured credit facility due in June 2011, and to repay other unsecured debt due in the first half of 2011.

        The 2011 Secured Credit Facilities are collateralized by a first lien on a fixed pool of collateral consisting of loan, net lease, OREO and REHI assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2011 Secured Credit Facilities. Proceeds received for interest, rent, lease payments, fee income and, under certain circumstances, additional amounts funded on assets serving as collateral are retained by the Company. The 2011 Tranche A-1 Facilities requires that aggregate cumulative amortization payments of not less than $200.0 million shall be made on or before December 30, 2011, not less than $450.0 million on or before June 30, 2012, not less than $750.0 million on or before December 31, 2012 and not less than $1.50 billion on or before June 28, 2013. The 2011 Tranche A-2 Facility will begin amortizing six months after the repayment in full of the 2011 Tranche A-1 Facility, such that not less than $150.0 million of cumulative amortization payments shall be made on or before the six month anniversary of repayment of the A-1 Facility, with additional amortization payments of $150.0 million due on or before each six month anniversary thereafter, with any unpaid principal amounts due at maturity in June 2014.

        Through March 31, 2012, the Company has made cumulative amortization repayments of $628.2 million on the 2011 Tranche A-1 Facility, which exceeds the $450.0 million cumulative amortization required to be paid by June 30, 2012 on that facility, leaving $121.8 million to be paid on or before December 31, 2012 and the remainder to be paid by maturity in June 2013. Repayments of the 2011 A-1 Tranche facility prior to scheduled amortization dates have resulted in losses on early extinguishment of debt of $1.0 million for the three months ended March 31, 2012, related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

        Unsecured Credit Facility—In March 2012, the Company fully repaid the $243.6 million remaining principal balance of its LIBOR + 0.85% unsecured credit facility due June 2012 and recorded a loss on early extinguishment of debt of $0.2 million.

        Secured Notes—In January 2011, the Company fully redeemed the $312.3 million remaining principal balance of its 10% 2014 secured exchange notes and recorded a gain on early extinguishment of debt of $109.0 million primarily related to the recognition of the deferred gain premiums that resulted from a previous debt exchange.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net (Continued)

        Unsecured Notes—During the three months ended March 31, 2012, the Company repurchased $220.4 million par value of senior unsecured notes with various maturities ranging from March 2012 to October 2012 generating $2.9 million in gains on early extinguishment of debt.

        During the three months ended March 31, 2012, the Company repaid, upon maturity, its $169.7 million remaining outstanding principal balance of its 5.15% senior unsecured notes.

        Unencumbered/Encumbered Assets—As of March 31, 2012, the Company had unencumbered assets, including cash, with a gross carrying value of $3.86 billion, gross of $541.3 million of accumulated depreciation and loan loss reserves, and encumbered assets with a carrying value of $4.33 billion. The carrying value of the Company's encumbered assets by asset type is as follows ($ in thousands):

	As of
	March 31, 2012	December 31, 2011
Loans and other lending investments, net	$1,949,906	$1,786,449
Net lease assets, net	1,359,975	1,173,978
REHI, net	441,717	359,597
OREO	490,998	177,005
Other investments	90,573	37,957

Total	$4,333,169	$3,534,986

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

        The Company's 2012 Secured Credit Facilities and 2011 Secured Credit Facilities both contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, the Company is required to maintain collateral coverage of 1.25x outstanding borrowings. In addition, for so long as the Company maintains its qualification as a REIT, the 2012 Secured Credit Facilities and 2011 Secured Credit Facilities permit the Company to distribute 100% of its REIT taxable income on an annual basis. The Company may not pay common dividends if it ceases to qualify as a REIT.

        The Company's 2012 Secured Credit Facilities and 2011 Secured Credit Facilities contain cross default provisions that would allow the lenders to declare an event of default and accelerate the Company's indebtedness to them if the Company fails to pay amounts due in respect of its other recourse indebtedness

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 9—Debt Obligations, net (Continued)

in excess of specified thresholds or if the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. The indentures governing the Company's unsecured public debt securities permit the bondholders to declare an event of default and accelerate the Company's indebtedness to them if the Company's other recourse indebtedness in excess of specified thresholds is not paid at final maturity or if such indebtedness is accelerated.

Note 10—Commitments and Contingencies

        Business Risks and Uncertainties—The Company's business has been adversely affected by the recent economic recession and illiquidity and volatility in the credit and commercial real estate markets. The Company experienced significant provisions for loan losses and impairments resulting from high levels of non-performing loans and increasing amounts of real estate owned as the Company took title to assets from defaulting borrowers. The economic conditions and their effect on the Company's operations also resulted in increased financing costs and an inability to access the unsecured debt markets. Since the beginning of the crisis, the Company has significantly curtailed asset originations and has focused primarily on resolving problem assets, generating liquidity, retiring debt and decreasing leverage with the objective of preserving shareholder value.

        The Company saw signs of an economic recovery during the past two years, including some improvements in the commercial real estate market and capital markets. These conditions resulted in reduced additions to non-performing loans, reductions in provisions for loan losses and increased levels of liquidity to fund operations. These improving conditions allowed the Company to complete the 2012 Secured Credit Facilities in March of 2012 and the 2011 Secured Credit Facilities in March of 2011. While the Company has benefited from improving conditions, volatility within the capital markets and commercial real estate market continues to have an adverse effect on the Company's operations, as primarily evidenced by continuing elevated levels of non-performing assets and higher costs of capital. Further, continued improvement in the Company's financial condition and operating results and its ability to generate sufficient liquidity are dependent on a sustained economic recovery, which cannot be predicted with certainty.

        As of March 31, 2012, the Company had $913.8 million of debt maturing and minimum required amortization payments due on or before December 31, 2012. Of this amount, $162.8 million represents the minimum aggregate required amortization due on the Company's 2011 Secured Credit Facilities and 2012 Secured Credit Facilities, which are collateralized by assets with an aggregate carrying value of $4.19 billion. Subsequent to March 31, 2012, the Company made repayments under the A-1 tranche of the 2011 Secured Credit Facilities exceeding the $121.8 million of minimum amortization due through year-end, leaving no further amortization requirements prior to the payment of any remaining balance due at maturity in June 2013. In addition, subsequent to quarter-end, the Company repaid approximately $35 million of the remaining $41 million of 2012 amortization related to the A-1 tranche of its 2012 Secured Credit Facilities, substantially meeting all minimum amortization requirements through December 31, 2012.

        The remaining $751.0 million of maturities represent unsecured debt that is scheduled to mature during 2012, including $90.3 million in June and $660.7 million in October. As of March 31, 2012, the Company had $609.7 million of cash and cash reserved for repayment of indebtedness, including $482.9 million of refinancing proceeds included in restricted cash reserved for the repayment of

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 10—Commitments and Contingencies (Continued)

indebtedness, and unencumbered assets with a carrying value of approximately $3.20 billion. In addition, on May 8, 2012, the Company issued $275.0 million aggregate principal amount of 9.0% senior unsecured notes due 2017 that were sold at 98.012% of their principal amount. The proceeds from this transaction, along with cash reserved for repayment of indebtedness as of March 31, 2012, will be sufficient to repay substantially all of the Company's unsecured debt maturing in 2012.

        The Company's capital sources to meet its unsecured debt maturities beyond 2012, including approximately $1.02 billion due in 2013, will primarily include debt refinancings, proceeds from asset sales and loan repayments from borrowers, and may include equity capital raising transactions. Based upon the dynamic nature of the Company's assets and its liquidity plan and the time frame in which the Company needs to generate liquidity, the specific assets, nature of the transactions, timing and amount of asset sales and refinancing transactions could vary and are subject to factors outside its control and cannot be predicted with certainty. The Company may also encounter difficulty in finding buyers of assets or executing capital raising strategies on acceptable terms in a timely manner, which could impact its ability to make scheduled repayments on its outstanding debt

        The Company's plans are dynamic and it may adjust its plans in response to changes in its expectations and changes in market conditions. In addition, although there were early signs of improvement in the commercial real estate and credit markets beginning in in the past two years, such markets remain volatile and it is not possible for the Company to predict whether these trends will continue in the future or quantify the impact of these or other trends on its financial results. If the Company fails to repay its obligations as they become due, it would be an event of default under the relevant debt instruments, which could result in a cross-default and acceleration of the Company's other outstanding debt obligations, all of which would have a material adverse effect on the Company.

        Unfunded Commitments—As of March 31, 2012, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that it approves all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans	Net Lease Assets	Strategic Investments	Total
Performance-Based Commitments	$49,852	$14,821	$—	$64,673
Discretionary Fundings	128,008	—	—	128,008
Other	—	—	25,375	25,375

Total	$177,860	$14,821	$25,375	$218,056

        Legal Proceedings—The Company and/or one or more of its subsidiaries is party to various pending litigation matters that are considered ordinary routine litigation incidental to the Company's business as a finance and investment company focused on the commercial real estate industry, including loan foreclosure and foreclosure-related proceedings. The Company discloses certain of its more significant legal proceedings under "Part II. Item 1. Legal Proceedings" in its Form 10-Q for the quarter ended March 31, 2012.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 10—Commitments and Contingencies (Continued)

        A liability is accrued when it is both (a) probable that a loss with respect to the legal proceeding has occurred and (b) the amount of loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings that could require a liability to be accrued and/or disclosed. Based on its current knowledge, and after consultation with legal counsel, the Company believes it is not a party to, nor is any of its properties the subject of, any pending legal proceeding that would have a material adverse effect on the Company's consolidated financial condition.

Note 11—Derivatives

        The Company's use of derivative financial instruments is primarily limited to the utilization of interest rate hedges and foreign exchange hedges. The principal objective of such hedges is to minimize the risks and/or costs associated with the Company's operating and financial structure and to manage its exposure to foreign exchange rate movements. Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements, foreign exchange rate movements, and other identified risks, but may not meet the strict hedge accounting requirements.

        The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 ($ in thousands):

	Derivative Assets as of				Derivative Liabilities as of
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
Derivative	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other Assets	$—	Other Assets	$—	Other Liabilities	$1,531	Other Liabilities	$1,342
Cash flow interest rate swap	Other Assets	—	Other Assets	—	Other Liabilities	1,069	Other Liabilities	1,031

Total		$—		$—		$2,600		$2,373

        The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Recognized in Earnings (Ineffective Portion)
For the Three Months Ended March 31, 2012:
Cash flow interest rate swap	Accumulated Other Comprehensive Income	$(205)	$(167)	N/A
For the Three Months Ended March 31, 2011:
Cash flow interest rate swap	Accumulated Other Comprehensive Income	$(238)	$(2)	N/A

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 11—Derivatives (Continued)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		For the Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not Designated in Hedging Relationships		2012	2011
Foreign Exchange Contracts	Other Expense	$(8,859)	$(4,116)

        Non-designated hedges—Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

        The following table presents the Company's foreign currency derivatives outstanding as of March 31, 2012 ($ in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells EUR/Buys USD Forward		€109,000	$145,378	July 2012
Sells GBP/Buys USD Forward		£53,502	$85,591	July 2012
Sells CAD/Buys USD Forward	CAD	50,641	$50,773	July 2012

        Qualifying Cash Flow Hedges—The following table presents the Company's interest rate swaps outstanding as of March 31, 2012 ($ in thousands):

Derivative Type	Notional Amount	Variable Rate	Fixed Rate	Maturity
Interest rate swap	$47,731	LIBOR + 4.50%	6.11%	March 2014
Interest rate swap	$4,575	LIBOR + 4.50%	5.575%	June 2014

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

        In connection with its foreign currency derivatives, as of March 31, 2012 and December 31, 2011, the Company has posted collateral of $19.7 million and $9.6 million, respectively, which is included in "Restricted cash" on the Company's Consolidated Balance Sheets.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 12—Equity

        Preferred Stock—The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of March 31, 2012 and December 31, 2011:

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

(2)
The Company declared and paid dividends aggregating $2.0 million, $2.8 million, $2.0 million, $1.5 million and $2.3 million on its Series D, E, F, G, and I preferred stock, respectively, during the three months ended March 31, 2012. There are no dividend arrearages on any of the preferred shares currently outstanding.

        Dividends—In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes. The Company has recorded net operating losses and may record net operating losses in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may be required to borrow to make sufficient dividend payments. The Company's 2012 Secured Credit Facilities and 2011 Secured Credit Facilities permit the Company to distribute 100% of its REIT taxable income on an annual basis, for so long as the Company maintains its qualification as a REIT. The 2012 and 2011 Secured Credit Facilities restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any Common Stock dividends for the three months ended March 31, 2012 and 2011.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 12—Equity (Continued)

        Stock Repurchase Programs—As of March 31, 2012, the Company had $0.6 million of Common Stock available to repurchase under its Board authorized stock repurchase programs.

        Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	March, 31, 2012	December 31, 2011
Unrealized gains on available-for-sale securities	$746	$589
Unrealized gains on cash flow hedges	1,410	1,986
Unrealized losses on cumulative translation adjustment	(3,294)	(2,903)

Accumulated other comprehensive income (loss)	$(1,138)	$(328)

Note 13—Stock-Based Compensation Plans and Employee Benefits

        Stock-based Compensation—The Company recorded stock-based compensation expense of $4.7 million and $4.2 million for the three months ended March 31, 2012 and 2011, respectively in "General and administrative" on the Company's Consolidated Statements of Operations. As of March 31, 2012, there was $18.7 million of total unrecognized compensation cost related to all unvested restricted stock units that is expected to be recognized over a weighted average remaining vesting/service period of 1.33 years. As of March 31, 2012, an aggregate of 4.2 million shares remain available for issuance pursuant to future awards under the Company's 2006 and 2009 Long-Term Incentive Plans.

Restricted Stock Units

        2012 Activity—During the three months ended March 31, 2012, 4,302,388 restricted stock units vested and were issued to employees, net of statutory minimum required tax withholdings. These vested restricted stock units were primarily comprised of 1,947,551 Amended Units which vested on January 1, 2012 (see below), 1,340,620 service-based restricted stock units granted to employees in February 2010 that cliff vested on February 17, 2012, and 806,518 performance-based restricted stock units granted to the Company's Chairman and Chief Executive Officer in March 2010, that cliff vested on March 2, 2012. The performance-based units had certain performance and service conditions, relating to reductions in the Company's general and administrative expenses, retirement of debt and continued employment, which were satisfied during the year ended December 31, 2010.

        As of March 31, 2012, the Company had the following restricted stock awards outstanding:

  •
  1,200,000 service-based restricted stock units granted to the Company's Chairman and Chief Executive Officer with vesting installments 50% each on June 15 of 2013 and 2014. Upon vesting of these units, the holder will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum required tax withholdings. These awards carry dividend equivalent rights that entitle the holder to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 13—Stock-Based Compensation Plans and Employee Benefits (Continued)

  •
  3,669,347 restricted stock units originally granted to executives and other officers of the Company on December 19, 2008 (the "Original Units") and subsequently modified in July 2011. The number of Amended Units is equal to 75% of the Original Units granted to an employee less, in the case of each executive level employee, the number of restricted stock units granted to the executive in March 2011. The Amended Units will vest 50% each on January 1, 2013 and 2014, so long as the employee remains employed by the Company on the vesting dates, subject to certain accelerated vesting rights in the event of termination of employment without cause. Upon vesting of these units, holders will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum required tax withholdings. These awards carry dividend equivalent rights that entitle the holders to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock.

  •
  713,373 service-based restricted stock units granted to employees with original vesting terms ranging from two to five years. Upon vesting of these units, holders will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum required tax withholdings. These awards carry dividend equivalent rights that entitle the holders to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock.

        Stock Options—As of March 31, 2012, the Company had 44,296 stock options outstanding and exercisable with a weighted average strike price of $29.82 and a weighted average remaining contractual life of 0.16 years.

        Common Stock Equivalents ("CSEs")—During the three months ended March 31, 2012, the Company issued 35,476 shares to a former director in settlement of vested CSE awards. As of March 31, 2012, 307,638 CSEs granted to members of the Company's Board of Directors remained outstanding and had an aggregate intrinsic value of $2.2 million.

        401(k) Plan—The Company made gross contributions to its 401(k) Plan of approximately $0.6 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 14—Earnings Per Share

        The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	For the Three Months Ended March 31,
	2012	2011
Income (loss) from continuing operations	$(54,939)	$84,339
Net (income) loss attributable to noncontrolling interests	(25)	(430)
Income from sales of residential property	6,733	—
Preferred dividends	(10,580)	(10,580)

Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security Holders(1)	$(58,811)	$73,329

Explanatory Note:

(1)
For the three months ended March 31, 2011, includes income from continuing operations allocable to Participating Security Holders of $3,422 and $3,351 on a basic and dilutive basis, respectively.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 14—Earnings Per Share (Continued)

	For the Three Months Ended March 31,
	2012	2011
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(56,879)	$67,824
Income (loss) from discontinued operations	(240)	(404)
Gain from discontinued operations	2,327	—

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(54,792)	$67,420

Numerator for diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(56,879)	$67,940
Income (loss) from discontinued operations	(240)	(405)
Gain from discontinued operations	2,327	—

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(54,792)	$67,535

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	83,556	92,458
Add: effect of assumed shared issued under treasury stock method for restricted shares	—	1,853
Add: effect of joint venture shares	—	298

Weighted average common shares outstanding for diluted earnings per common share	83,556	94,609

Basic earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(0.69)	$0.73
Income (loss) from discontinued operations	—	—
Gain from discontinued operations	0.03	—

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(0.66)	$0.73

Diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(0.69)	$0.71
Income (loss) from discontinued operations	—	—
Gain from discontinued operations	0.03	—

Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(0.66)	$0.71

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 14—Earnings Per Share (Continued)

	For the Three Months Ended March 31,
	2012	2011
Earnings allocable to High Performance Units:
Numerator for basic earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(1,932)	$2,082
Income (loss) from discontinued operations	(8)	(12)
Gain from discontinued operations	79	—

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(1,861)	$2,070

Numerator for diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(1,932)	$2,038
Income (loss) from discontinued operations	(8)	(12)
Gain from discontinued operations	79	—

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(1,861)	$2,026

Denominator for basic and diluted earnings per HPU share:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15

Basic earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(128.81)	$138.80
Income (loss) from discontinued operations	(0.53)	(0.80)
Gain from discontinued operations	5.27	—

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(124.07)	$138.00

Diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(128.81)	$135.87
Income (loss) from discontinued operations	(0.53)	(0.80)
Gain from discontinued operations	5.27	—

Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(124.07)	$135.07

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 14—Earnings Per Share (Continued)

        For the three months ended March 31, 2012 and 2011, the following shares were anti-dilutive ($ in thousands):

	For the Three Months Ended March 31,
	2012	2011
Joint venture shares	298	—
Stock options	44	95

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

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 15—Fair Values (Continued)

        The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2012:
Recurring basis:
Derivative liabilities	$2,600	$—	$2,600	$—
Non-recurring basis:
Impaired loans	$52,500	$—	$2,200	$50,300
Impaired net lease assets	$6,520	$—	$—	$6,520
Impaired OREO	$17,971	$—	$6,100	$11,871
Impaired asset held for sale	$5,737	$—	$5,737	$—
As of December 31, 2011:
Recurring basis:
Derivative liabilities	$2,373	$—	$2,373	$—
Non-recurring basis:
Impaired loans	$271,968	$—	$—	$271,968
Impaired OREO	$43,660	$—	$—	$43,660

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 15—Fair Values (Continued)

        The following table provides quantitative information about Level 3 fair value measures of the Company's non-recurring financial and non-financial assets ($ in thousands):

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value as of March 31, 2012	Valuation Technique(s)	Unobservable Input	Weighted Average
Impaired loans—income producing properties	$44,200	Discounted cash flow	Discount rate	9.8%
			Capitalization rate	7.9%
			Average annual percentage market rate growth	1.1%
			Average annual increase in occupancy	0.4%
Impaired loans—other real estate	6,100	Discounted cash flow	Discount rate	13.0%
			Average annual revenue growth	3.0%
			Remaining inventory sell out period (in years)	2.5
Impaired net lease assets—income producing properties	6,520	Discounted cash flow	Discount rate	10.5%
			Capitalization rate	9.0%
			Average annual percentage market rate growth	3.0%
			Average annual increase in occupancy	12.1%
Impaired OREO—other real estate	11,871	Discounted cash flow	Discount rate	13.0%
			Average annual revenue growth	0.0%
			Remaining inventory sell out period (in years)	1.2

Total	$68,691

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 15—Fair Values (Continued)

        The book and estimated fair values of financial instruments were as follows ($ in thousands)(1):

	As of
	March 31, 2012		December 31, 2011
	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Loans and other lending investments, net	$2,596,400	$2,611,639	$2,860,762	$2,786,595
Financial liabilities:
Debt obligations, net	$5,968,435	$5,932,882	$5,837,540	$5,495,197
Explanatory Note:

(1)
The carrying values of other financial instruments including cash and cash equivalents, restricted cash, accrued interest receivable and accounts payable, approximate the fair values of the instruments. Cash and cash equivalents and restricted cash values are considered Level 1 on the fair value hierarchy. The fair value of other financial instruments, including derivative assets and liabilities and marketable securities are included in the previous fair value hierarchy table.

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

        Derivatives—The Company uses interest rate swaps and foreign currency derivatives to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty's non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. In addition, upon adoption of ASU 2011-04, the Company made an accounting policy election to measure derivative financial instruments subject to master netting agreements on a net basis. The Company has determined that the significant inputs used to value its derivatives fall within Level 2 of the fair value hierarchy.

        Impaired loans—The Company's loans identified as being impaired are nearly all collateral dependent loans and are evaluated for impairment by comparing the estimated fair value of the underlying collateral, less costs to sell, to the carrying value of each loan. Due to the nature of the individual properties collateralizing the Company's loans, the Company generally uses a discounted cash flow methodology through internally developed valuation models to estimate the fair value of the collateral. This approach requires the Company to make judgments in respect to significant unobservable inputs, which may include

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 15—Fair Values (Continued)

discount rates, capitalization rates and the timing and amounts of estimated future cash flows. For income producing properties, cash flows generally include property revenues and operating costs that are based on current observable market rates and estimates for market rate growth and occupancy levels. For other real estate, cash flows may include lot and unit sales that are based on current observable market rates and estimates for annual revenue growth, operating costs and costs of completion and the remaining inventory sell out periods. In more limited cases, the Company obtains external "as is" appraisals for loan collateral, generally when third party participations exist, and appraised values may be discounted when real estate markets rapidly deteriorate.

        Impaired OREO assets—If the Company determines an OREO asset is impaired it records an impairment charge to adjust the asset to its estimated fair market value less costs to sell. Due to the nature of the individual properties in the OREO portfolio, the Company generally uses a discounted cash flow methodology through internally developed valuation models to estimate the fair value of the assets. This approach requires the Company to make judgments with respect to significant unobservable inputs, which may include discount rates, capitalization rates and the timing and amounts of estimated future cash flows. For income producing properties, cash flows generally include property revenues and operating costs that are based on current observable market rates and estimates for market rate growth and occupancy levels. For other real estate, cash flows may include lot and unit sales that are based on current observable market rates and estimates for annual market rate growth, operating costs and costs of completion and the remaining inventory sell out periods. In more limited cases, the Company obtains external "as is" appraisals for real estate assets and appraised values may be discounted when real estate markets rapidly deteriorate. In some cases, if the Company is under contract to sell an asset it will mark the asset to the contracted sales price less costs to sell.

        Impaired net lease assets—If the Company determines a net lease asset is impaired it records an impairment charge to mark the asset to its estimated fair market value. Due to the nature of the individual properties in the net lease asset portfolio, the Company generally uses a discounted cash flow methodology through internally developed valuation models to estimate the fair value of the assets. This approach requires the Company to make judgments with respect to significant unobservable inputs, which may include discount rates, capitalization rates and the timing and amounts of estimated future cash flows. These cash flows are primarily based on expected future leasing rates and operating costs.

        Impaired assets held for sale—The estimated fair value of net lease assets held for sale is determined using observable market information, typically including contracted prices with prospective purchasers.

        Loans and other lending investments—The Company estimates the fair value of its performing loans and other lending investments using a discounted cash flow methodology. This method discounts estimated future cash flows using rates management determines best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. The Company determined that the significant inputs used to value its loans and other lending investments fall within Level 3 of the fair value hierarchy.

        Debt obligations, net—For debt obligations traded in secondary markets, the Company uses market quotes, to the extent they are available, to determine fair value. For debt obligations not traded in secondary markets, the Company determines fair value using a discounted cash flow methodology, whereby contractual cash flows are discounted at rates that management determines best reflect current market interest rates that would be charged for debt with similar characteristics and credit quality. The Company has determined that the inputs used to value its debt obligations under the discounted cash flow methodology fall within Level 3 of the fair value hierarchy.

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 16—Segment Reporting

        The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Real Estate Lending	Net Leasing	Real Estate Investment	Corporate/ Other(1)	Company Total
Three Months Ended March 31, 2012:
Total revenue(2)	$37,270	$41,211	$14,394	$1,825	$94,700
Earnings from equity method investments	—	646	6,124	28,016	34,786
Income from sales of residential property	—	—	6,733	—	6,733
Operating costs	(915)	(3,164)	(22,074)	462	(25,691)

Direct segment profit	$36,355	$38,693	$5,177	$30,303	$110,528
Allocated interest expense	(33,887)	(22,424)	(24,975)	(4,857)	(86,143)
Allocated general and administrative(3)	(4,629)	(3,063)	(3,411)	(7,076)	(18,179)

Segment profit (loss)(4)	$(2,161)	$13,206	$(23,209)	$18,370	$6,206
Other significant non-cash items:
Provision for loan losses	$17,500	$—	$—	$—	$17,500
Impairment of assets	$—	$13,550	$2,505	$(551)	$15,504
Depreciation and amortization	$—	$12,779	$3,750	$646	$17,175
Capitalized expenditures	$—	$295	$10,785	$—	$11,080
Three Months Ended March 31, 2011:
Total revenue(2)	$61,135	$40,799	$7,462	$846	$110,242
Earnings from equity method investments	—	639	—	24,293	24,932
Operating costs	(1,249)	(4,288)	(17,788)	(1,473)	(24,798)

Direct segment profit (loss)	$59,886	$37,150	$(10,326)	$23,666	$110,376
Allocated interest expense	(36,523)	(15,249)	(13,292)	(4,280)	(69,344)
Allocated general and administrative(3)	(5,509)	(2,344)	(2,005)	(10,387)	(20,245)

Segment profit (loss)(4)	$17,854	$19,557	$(25,623)	$8,999	$20,787
Other significant non-cash items:
Provision for loan losses	$10,881	$—	$—	$—	$10,881
Impairment of assets	$—	$—	$617	$873	$1,490
Depreciation and amortization	$—	$13,185	$1,750	$539	$15,474
Capitalized expenditures	$—	$2,165	$6,996	$—	$9,161
As of March 31, 2012:
Total assets	$2,623,192	$1,812,379	$2,082,494	$1,071,833	$7,589,898
As of December 31, 2011:
Total assets	$2,892,240	$1,837,425	$1,982,420	$805,752	$7,517,837

iStar Financial Inc.

Notes to Consolidated Financial Statements (Continued)

(unaudited)

Note 16—Segment Reporting (Continued)

Explanatory Notes:

(1)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company's joint venture investments and strategic investments that are not related to the other reportable segments above, including the Company's equity investment in LNR of $171.5 million and $159.8 million, as of March 31, 2012 and December 31, 2011, respectively, and the Company's share of equity in earnings from LNR of $12.1 million and $14.0 million, for the three months ended March 31, 2012 and 2011, respectively. See Note 7 for further details on the Company's investment in LNR and summarized financial information of LNR.

(2)
Total revenue represents all revenue earned during the period related to the assets in each segment. Revenue from the Real Estate Lending segment primarily represents interest income, revenue from the Net Leasing segment primarily represents operating lease income and revenue from Real Estate Investment primarily represents operating revenues from REHI properties.

(3)
General and administrative excludes stock-based compensation expense of $4.7 million and $4.2 million for the three months ended March 31, 2012 and 2011, respectively.

(4)
The following is a reconciliation of segment profit (loss) to income (loss) from continuing operations ($ in thousands):

	For the Three Months Ended March 31,
	2012	2011
Segment profit (loss)	$6,206	$20,787
Less: Provision for loan losses	(17,500)	(10,881)
Less: Impairment of assets	(15,504)	(1,490)
Less: Stock-based compensation expense	(4,666)	(4,155)
Less: Depreciation and amortization	(17,175)	(15,474)
Less: Income tax expense	(1,271)	(11,052)
Less: Income from sales of residential property	(6,733)	—
Add: Gain (loss) on early extinguishment of debt, net	1,704	106,604

Income (loss) from continuing operations	$(54,939)	$84,339

Note 17—Subsequent Events

        Subsequent to March 31, 2012, the Company made repayments on its 2011 Tranche A-1 Facility, thereby satisfying all minimum amortization requirements prior to the payment of any remaining balance at maturity in June 2013.

        On April 30, 2012, the Company completed the sale of a portfolio of 12 net lease assets for $130.6 million in net proceeds and estimates it will record a gain of approximately $24 million resulting from the transaction. Certain of the properties were subject to a $50.8 million secured term loan that was repaid in full at closing with a portion of the net sales proceeds, providing the Company with $79.8 million of proceeds after debt repayment.

        On May 8, 2012, the Company issued $275.0 million aggregate principal amount of 9.0% senior unsecured notes due 2017 that were sold at 98.012% of their principal amount. The Company will use the proceeds to repay debt maturing in 2012.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are included with respect to, among other things, iStar Financial Inc.'s (the "Company's") current business plan, business strategy, portfolio management, prospects and liquidity. These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and the uncertainties and risks described in Item 1A—"Risk Factors" in our 2011 Annual Report (as defined below), all of which could affect our future results of operations, financial condition and liquidity. For purposes of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms "we," "our" and "us" refer to iStar Financial Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

        The discussion below should be read in conjunction with our consolidated financial statements and related notes in this quarterly report on Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2011 (the "2011 Annual Report"). These historical financial statements may not be indicative of our future performance. We have reclassified certain items in our consolidated financial statements of prior periods to conform to our current financial statements presentation.

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

Executive Overview

        For the quarter ended March 31, 2012, we recorded a net loss of $(46.1) million, compared to net income of $83.5 million for the same period last year. The year-over-year decrease is primarily due to lower gains from early extinguishment of debt of $1.7 million in the current quarter compared to $106.6 million in the same period last year. Our results for the quarter were also impacted by increased interest expense resulting from the higher cost of capital associated with our 2011 and 2012 refinancings and reduced revenues from a smaller loan portfolio. Our provision for loan losses was $17.5 million during the first quarter of 2012, compared to $10.9 million in the prior year. Offsetting these declines, we recorded an aggregate of $14.8 million of income from sales of residential property units during the quarter, including $8.0 million reflected in earnings from equity method investments, reflecting steady progress in the repositioning of our for-sale residential portfolio.

        During the quarter ended March 31, 2012, we generated a total of $214.8 million in proceeds from our portfolio, comprised primarily of $136.2 million in loan principal repayments and $57.9 million from asset sales. Additionally, we funded a total of $23.0 million in new and pre-existing investments. In the near term, we expect to selectively pursue asset sales where we feel full value can be realized or should we require additional liquidity. We also expect to continue to strengthen our balance sheet through deleveraging and will make additional investments to maximize the value in our real estate portfolio.

        In addition, during the quarter, we entered into a new senior secured credit agreement (the "2012 Secured Credit Facilities") in an aggregate amount of $880.0 million, comprised of a 2012 A-1 Tranche of $410.0 million due 2016 and a $470.0 million 2012 A-2 Tranche due 2017. Proceeds from the 2012 Secured Credit Facilities were used to repurchase $124.1 million of our convertible notes due in October 2012 and to repay the $244.0 million remaining balance of our unsecured credit facility due in June 2012. Remaining proceeds will be used to repay unsecured debt maturing in 2012. The 2011 and 2012 refinancings have better aligned our asset and liability maturity profiles; however, both carry higher interest costs than the debt that we refinanced, which will impact our future earnings.

        As of March 31, 2012, we had $913.8 million of debt maturing and minimum required amortization payments due on or before December 31, 2012. Of this amount, $162.8 million represents the minimum aggregate required amortization due on our 2011 Secured Credit Facilities and 2012 Secured Credit Facilities, which are collateralized by assets with an aggregate carrying value of $4.19 billion. Subsequent to March 31, 2012, we made repayments under the A-1 tranche of the 2011 Secured Credit Facilities exceeding the $121.8 million of minimum amortization due through year-end, leaving no further amortization requirements prior to the payment of any remaining balance at maturity in June 2013. In addition, subsequent to quarter-end, we repaid approximately $35 million of the remaining $41 million of 2012 amortization related to the A-1 tranche of our 2012 Secured Credit Facilities, substantially meeting all minimum amortization requirements through December 31, 2012.

        Our other debt maturities for the remainder of 2012 include $90.3 million of senior unsecured notes due in June and $660.7 million of convertible notes due in October. As of March 31, 2012, we had $609.7 million of cash and cash reserved for repayment of indebtedness, including $482.9 million of refinancing proceeds included in restricted cash, and unencumbered assets with a carrying value of approximately $3.20 billion. In addition, on May 8, 2012, we issued $275.0 million aggregate principal amount of 9.0% senior unsecured notes due 2017 that were sold at 98.012% of their principal amount. The proceeds from this transaction, along with cash reserved for repayment of indebtedness as of March 31, 2012, will be sufficient to repay substantially all of our unsecured debt maturing in 2012.

Results of Operations for the Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011

	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(in thousands)
Interest income	$37,203	$60,768	$(23,565)	(39)%
Operating lease income	41,211	40,799	412	1%
Other income	16,286	8,675	7,611	88%

Total revenue	$94,700	$110,242	$(15,542)	(14)%

Interest expense	$86,143	$69,344	$16,799	24%
Operating costs—net lease assets	3,164	4,288	(1,124)	(26)%
Operating costs—REHI and OREO	22,074	17,788	4,286	24%
Depreciation and amortization	17,175	15,474	1,701	11%
General and administrative	22,845	24,400	(1,555)	(6)%
Provision for loan losses	17,500	10,881	6,619	61%
Impairment of assets	15,504	1,490	14,014	>100%
Other expense	453	2,722	(2,269)	(83)%

Total costs and expenses	$184,858	$146,387	$38,471	26%

Gain on early extinguishment of debt, net	1,704	106,604	(104,900)	(98)%
Earnings from equity method investments	34,786	24,932	9,854	40%
Income tax expense	(1,271)	(11,052)	9,781	88%
Income (loss) from discontinued operations	(248)	(437)	189	43%
Gain from discontinued operations	2,406	—	2,406	100%
Income from sales of residential property	6,733	—	6,733	100%

Net income (loss)	$(46,048)	$83,902	$(129,950)	>100%

        Revenue—The decrease in interest income is primarily due to a decline in the average balance of performing loans to $2.09 billion for the three months ended March 31, 2012 from $3.18 billion for the same period in 2011. The decrease in performing loans was primarily due to loan repayments and sales as well as performing loans moving to non-performing status (see Risk Management below). For the three months ended March 31, 2012, performing loans generated a weighted average effective yield of 7.03% as compared to 7.61% in 2011.

        During the three months ended March 31, 2012, our net lease assets were 91.2% leased with a weighted average remaining lease term of 12.4 years compared to 89.1% leased with a remaining lease term of 12.4 years during the three months ended March 31, 2011. For the quarter ended March 31, 2012, occupied net lease assets generated a weighted average yield of 10.2% compared to 9.6% during 2011, while total net lease assets generated a weighted average effective yield of 9.1% during 2012 compared to 8.4% during 2011.

        Within our other income, revenue from REHI assets increased to $14.4 million during the three months ended March 31, 2012 from $7.5 million in the same period of 2011 due to additional REHI assets acquired during the last 12 months.

        Costs and expenses—Our total costs and expenses were impacted most significantly by higher interest expense, impairments of assets, provision for loan losses and operating costs on REHI and OREO assets. Interest expense increased primarily due to higher interest rates on our 2011 and 2012 Secured Credit Facilities, partially offset by lower average outstanding borrowings. Our weighted average effective cost of debt increased to 5.83% for the three months ended March 31, 2012 as compared to 3.95% during the same period in 2011. The average outstanding balance of our debt declined to $5.84 billion for the three months ended March 31, 2012 from $7.04 billion for the three months ended March 31, 2011.

        Impairments of assets for the three months ended March 31, 2012 primarily consisted of $13.6 million of impairments on a net lease asset and approximately $2.5 million on OREO assets. For the three months ended March 31, 2011, impairments of assets primarily included $0.6 million of impairments on OREO assets and $0.9 million on equity investments. Impairments in both periods were due to changes in market conditions for the respective assets.

        Operating costs for REHI and OREO were greater during the three months ended March 31, 2012 primarily due to an increase in the number of properties held during the respective periods.

        Provisions for loan losses for the quarter ended March 31, 2012, primarily consisted of specific reserves recorded on non-performing loans. Provisions recorded during the quarter ended March 31, 2011 included higher specific reserves on non-performing loans relative to the current year; however, these were offset by a reduction in the general reserve primarily due to a reduction in the balance of performing loans outstanding during that quarter.

        General and administrative expenses decreased primarily due to lower payroll and employee related costs resulting from staffing reductions.

        Other expense decreased during the three months ended March 31, 2012, primarily due to currency fluctuations on foreign assets and lower legal fees and other unreimbursed expenses incurred relating to loans in our portfolio. The decrease in operating costs for net lease assets was primarily due to a decrease in bad debt expense and general property costs.

        Gain on early extinguishment of debt, net—During the three months ended March 31, 2012, we repurchased $124.1 million aggregate principal amount of our convertible notes due October 2012, fully repaid the $244.0 million remaining balance on our unsecured credit facility due in June 2012, repaid $89.8 million on our 2011 Tranche A-1 Facility and repurchased $96.3 million par value of senior unsecured notes. In connection with these repayments and repurchases prior to maturity, we recorded a net gain on early extinguishment of debt of $1.7 million.

        During the same period in 2011, we redeemed our $312.3 million remaining principal amount of 10% senior secured exchanged notes due June 2014, which resulted in $106.6 million net gain on early extinguishment of debt.

        Earnings from equity method investments—During the three months ended March 31, 2012, the Madison Funds recorded a significant unrealized gain related to the pending sale of an investment and we recorded our share of this gain which was approximately $13.7 million. Excluding this gain, Madison Funds had weaker performance in the first quarter of 2012, generating losses of $4.2 million, compared to earnings of $2.2 million in the first quarter of 2011. We also recorded $6.1 million of earnings from equity interests from certain OREO/REHI investments we acquired in 2011 relating to properties previously serving as collateral for our loan investments. The net earnings from these investments during the first quarter include $8.0 million of income recognized on sales of residential property units.

        Income tax expense—During the three months ended March 31, 2012, our taxable REIT subsidiaries ("TRSs") generated lower current income tax expense of $1.3 million compared to $4.3 million in the same period of 2011, primarily due to the utilization of net operating loss carryforwards to offset taxable income. Also during the three months ended March 31, 2011, our TRS entities had non-cash deferred tax expense of $6.8 million primarily related to changes in investment basis for our Oak Hill and LNR equity method investments. During the three months ended March 31, 2012, there was no deferred tax expense as net deferred tax assets were fully offset by valuation allowances.

        Discontinued operations—Income (loss) from discontinued operations includes operating results from net lease assets sold prior to March 31, 2012 and a net lease asset held for sale as of March 31, 2012. We sold a net lease asset with a carrying value of $4.1 million during the three months ended March 31, 2012 for a net gain of $2.4 million. During the same period in 2011, we sold a net lease asset with a carrying value of $0.7 million for proceeds that approximated carrying value.

        Income from sales of residential property—During the three months ended March 31, 2012, we sold OREO assets with a carrying value of $44.8 million, primarily comprised of sales of residential property units for which we recorded income from sales of $6.7 million.

Adjusted EBITDA

        In addition to net income, we use Adjusted EBITDA to measure our operating performance. Adjusted EBITDA represents net income (loss) plus the sum of interest expense, income taxes, depreciation and amortization, provision for loan losses, impairment of assets and stock-based compensation expense, less the gain/loss on early extinguishment of debt.

        We believe Adjusted EBITDA is a useful measure to consider, in addition to net income (loss), as it may help investors evaluate our core operating performance prior to interest expense, income taxes and certain non-cash items.

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

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Adjusted EBITDA
Net income (loss)	$(46,048)	$83,902
Add: Interest expense(1)	86,143	69,634
Add: Income tax expense	1,271	11,052
Add: Depreciation and amortization(2)	17,238	15,933

EBITDA	$58,604	$180,521
Add: Provision for loan losses	17,500	10,881
Add: Impairment of assets(3)	16,024	1,464
Add: Stock-based compensation expense	4,666	4,155
Less: (Gain) loss on early extinguishment of debt, net	(1,704)	(106,604)

Adjusted EBITDA(4)	$95,090	$90,417

Explanatory Notes:

(1)
For the three months ended March 31, 2011, interest expense includes $290 of interest expense reclassified to discontinued operations.

(2)
For the three months ended March 31, 2012 and 2011, depreciation and amortization includes $63 and $459, respectively, of depreciation and amortization reclassified to discontinued operations.

(3)
For the three months ended March 31, 2012 and 2011, impairment of assets includes $520 and $(26), respectively, of impairment of assets reclassified to discontinued operations.

(4)
Prior period presentation has been restated to conform to current period presentation.

Risk Management

        Loan Credit Statistics—The table below summarizes our non-performing loans, watch list loans and the reserves for loan losses associated with our loans ($ in thousands):

	As of
	March 31, 2012	December 31, 2011
Non-performing loans
Carrying value(1)	$662,732	$771,196
As a percentage of total carrying value of loans	25.7%	27.1%
Watch list loans
Carrying value	$169,787	$136,006
As a percentage of total carrying value of loans	6.6%	4.8%
Reserve for loan losses
Total reserve for loan losses	$567,179	$646,624
As a percentage of total loans before loan loss reserves	18.0%	18.5%
Non-performing loan asset-specific reserves for loan losses	$477,179	$557,129
As a percentage of gross carrying value of non-performing loans	41.9%	41.9%
Explanatory Note:

(1)
As of March 31, 2012 and December 31, 2011, carrying values of non-performing loans are net of asset-specific reserves for loan losses of $477.2 million and $557.1 million, respectively.

        Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of March 31, 2012, we had non-performing loans with an aggregate carrying value of $662.7 million. Our non-performing loans decreased during the three months ended March 31, 2012, primarily due to transfers of non-performing loans to REHI and OREO.

        Watch List Loans—During our quarterly loan portfolio assessments, loans are put on the watch list if deteriorating performance indicates they warrant a higher degree of monitoring and senior management attention. As of March 31, 2012, we had loans on the watch list (excluding non-performing loans) with an aggregate carrying value of $169.8 million.

        Reserve for Loan Losses—The reserve for loan losses was $567.2 million as of March 31, 2012, or 18.0% of the gross carrying value of total loans, compared to $646.6 million or 18.5% at December 31, 2011. The change in the balance of the reserve was the result of $17.5 million of provisioning for loan losses, reduced by $96.9 million of charge-offs during the three months ended March 31, 2012. Due to the continued volatility of the commercial real estate market, the process of estimating collateral values and reserves continues to require us to use significant judgment. We currently believe there is adequate collateral and reserves to support the carrying values of the loans.

        The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of March 31, 2012, asset-specific reserves decreased to $492.9 million compared to $573.1 million at December 31, 2011, primarily due to charge-offs on assets that were sold or transferred to REHI and OREO. The decrease was partially offset by additional reserves established on new non-performing loans.

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

        The general reserve remained consistent at $74.3 million or 3.7% of the gross carrying value of performing loans as of March 31, 2012, compared to $73.5 million or 3.4% of the gross carrying value of performing loans at December 31, 2011. The weighted average risk ratings of performing loans was 3.27 as of March 31, 2012 compared to 3.29 as of December 31, 2011.

        Real Estate Held for Investment, net and Other Real Estate Owned—REHI and OREO consist of properties acquired through foreclosure or by deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans. Properties are designated as REHI or OREO depending on our strategic plan to realize the maximum value from the collateral received. When we intend to hold, operate or develop the property for a period of at least 12 months, assets are classified as REHI, and when we intend to market these properties for sale in the near term, assets are classified as OREO. As of March 31, 2012 we had $1.23 billion of assets classified as REHI and $775.9 million as OREO. During the three months ended March 31, 2012, we recorded impairment charges of $2.5 million on OREO assets due to changing market conditions. The continued volatility of the commercial real estate market requires us to use significant judgment in estimating fair values of REHI and OREO properties at the time of transfer and thereafter when events or circumstances indicate there may be a potential impairment. Additionally, we will continue to incur holding and operating costs related to REHI and OREO assets while they are being marketed for sale or redeveloped and repositioned. The aggregate net operating and holding costs for REHI and OREO assets was $7.7 million for the three months ended March 31, 2012.

        Risk concentrations—As of March 31, 2012, our total investment portfolio was comprised of the following property/collateral types ($ in thousands)(1):

Property/Collateral Types	Performing Loans	Net Lease Assets	Non- performing Loans	REHI	OREO	Total	% of Total
Land	$205,695	$56,005	$210,797	$802,700	$118,322	$1,393,519	20.4%
Apartment / Residential	457,752	—	142,555	25,282	490,821	1,116,410	16.4%
Retail	351,568	157,903	66,650	152,828	69,663	798,612	11.7%
Office	115,858	472,737	38,109	70,248	2,618	699,570	10.3%
Industrial / R&D	87,651	471,208	7,836	48,573	1,100	616,368	9.0%
Entertainment / Leisure	77,918	422,425	80,375	—	478	581,196	8.5%
Hotel	304,145	94,011	110,086	42,100	16,049	566,391	8.3%
Mixed Use / Mixed Collateral	237,152	—	—	87,002	76,848	401,002	5.9%
Other property types	170,229	—	6,324	—	—	176,553	2.6%
Other Investments	—	—	—	—	—	468,646	6.9%

Total	$2,007,968	$1,674,289	$662,732	$1,228,733	$775,899	$6,818,267	100.0%

Explanatory Note:

(1)
Based on the carrying value of our total investment portfolio gross of general loan loss reserves.

        As of March 31, 2012, our total investment portfolio had the following characteristics by geographical region ($ in thousands):

Geographic Region	Carrying Value(1)	% of Total
West	$1,631,215	23.9%
Northeast	1,222,026	17.9%
Southeast	1,020,674	15.0%
Southwest	844,752	12.4%
Mid-Atlantic	674,151	9.9%
Various	542,841	8.0%
Central	370,475	5.4%
International	282,276	4.1%
Northwest	229,857	3.4%

Total	$6,818,267	100.0%

Explanatory Note:

(1)
Based on the carrying value of our total investment portfolio gross of general loan loss reserves.

Liquidity and Capital Resources

        During the first quarter of 2012, we generated a total of $214.8 million in proceeds from our portfolio, primarily comprised of $136.2 million in loan principal repayments and $57.9 million from asset sales. In addition, we funded a total of $23.0 million of investments and paid preferred dividends totaling $10.6 million during the three months ended March 31, 2012.

        In March 2012, we entered into a new $880.0 million senior secured credit agreement including a $410.0 million 2012 A-1 Tranche due March 2016 and a $470.0 million A-2 Tranche due March 2017. Proceeds from the new credit facilities were used to repurchase $124.1 million of our convertible notes due October 2012 and to repay the $244.0 million remaining on our unsecured credit facility due in June 2012. Remaining proceeds will be used to repay unsecured debt maturing in 2012. In addition, during the first quarter of 2012 we also repurchased $96.3 million of senior unsecured notes and repaid the remaining $169.7 million of our 5.15% senior notes due March 2012. We also repaid $89.8 million on the 2011

A-1 Tranche of our 2011 secured credit facilities bringing the balance to $871.8 million as of March 31, 2012.

        As of March 31, 2012, we had $913.8 million of debt maturing and minimum required amortization payments due on or before December 31, 2012. Of this amount, $162.8 million represents the minimum aggregate required amortization due on our 2011 Secured Credit Facilities and 2012 Secured Credit Facilities, which are collateralized by assets with an aggregate carrying value of $4.19 billion. Subsequent to March 31, 2012, we made repayments under the A-1 tranche of the 2011 Secured Credit Facilities exceeding the $121.8 million of minimum amortization due through year-end, leaving no further amortization requirements prior to the payment of any remaining balance at maturity in June 2013. In addition, subsequent to quarter-end, we repaid approximately $35 million of the remaining $41 million of 2012 amortization related to the A-1 tranche of our 2012 Secured Credit Facilities, substantially meeting all minimum amortization requirements through December 31, 2012.

        Our other debt maturities for the remainder of 2012 include $90.3 million of senior unsecured notes due in June and $660.7 million of convertible notes due in October. As of March 31, 2012, we had $609.7 million of cash and cash reserved for repayment of indebtedness, including $482.9 million of refinancing proceeds included in restricted cash, and unencumbered assets with a carrying value of approximately $3.20 billion. In addition, on May 8, 2012, we issued $275.0 million aggregate principal amount of 9.0% senior unsecured notes due 2017 that were sold at 98.012% of their principal amount. The proceeds from this transaction, along with cash reserved for repayment of indebtedness as of March 31, 2011, will be sufficient to repay substantially all of our unsecured debt maturing in 2012.

        Our capital sources to meet our unsecured debt maturities beyond 2012, including approximately $1.02 billion due in 2013, will primarily include debt refinancings, proceeds from asset sales and loan repayments from borrowers, and may include equity capital raising transactions. Based upon the dynamic nature of our assets and our liquidity plan, and the time frame in which we need to generate liquidity, the specific assets, nature of the transactions, timing and amount of asset sales and refinancing transactions could vary and are subject to factors outside our control and cannot be predicted with certainty. We may also encounter difficulty in finding buyers of assets or executing capital raising strategies on acceptable terms in a timely manner, which could impact our ability to make scheduled repayments on our outstanding debt.

        Our plans are dynamic and we may adjust our plans in response to changes in our expectations and changes in market conditions. In addition, although there were early signs of improvement in the commercial real estate and credit markets beginning in the past two years, such markets remain volatile and it is not possible for us to predict whether these trends will continue in the future or quantify the impact of these or other trends on our financial results. If we fail to repay our obligations as they become due, it would be an event of default under the relevant debt instruments, which could result in a crossdefault and acceleration of our other outstanding debt obligations, all of which would have a material adverse effect on our business.

        Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of March 31, 2012 (see Item 8—"Financial Statements and Supplementary Data—Note 9).

	Principal And Interest Payments Due By Period
	Total	Less Than 1 Year	2 - 3 Years(1)	4 - 5 Years(1)	6 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Secured credit facilities	$3,201,786	$162,786	$2,364,000	$675,000	$—	$—
Unsecured notes	1,775,035	90,335	1,217,810	466,890	—	—
Convertible notes	660,640	660,640	—	—	—	—
Secured term loans	291,054	53,557	50,843	—	160,730	25,924
Other debt obligations	100,000	—	—	—	—	100,000

Total principal maturities	$6,028,515	$967,318	$3,632,653	$1,141,890	$160,730	$125,924
Interest Payable(2)	911,591	338,798	376,418	126,909	41,055	28,411
Operating Lease Obligations	36,361	5,810	9,218	9,035	12,298	—

Total(3)	$6,976,467	$1,311,926	$4,018,289	$1,277,834	$214,083	$154,335

Explanatory Notes:

(1)
Future long-term debt obligations due during the years ending December 31, 2013 and 2014 are $2.05 billion and $1.63 billion, respectively.

(2)
All variable-rate debt assumes a 30-day LIBOR rate of 0.24% (the 30-day LIBOR rate at March 30, 2012).

(3)
We also have issued letters of credit totaling $12.7 million in connection with six of our investments. See Unfunded Commitments below, for a discussion of certain unfunded commitments related to our lending and net lease businesses.

        2012 Secured Credit Facilities—In March 2012, we entered into a new $880.0 million senior secured credit agreement providing for two tranches of term loans: a $410.0 million 2012 A-1 tranche due March 2016, which bears interest at a rate of LIBOR plus 4.00% (the "2012 Tranche A-1 Facility"), and a $470.0 million 2012 A-2 tranche due March 2017, which bears interest at a rate of LIBOR plus 5.75% (the "2012 Tranche A-2 Facility") together the "2012 Secured Credit Facilities." The 2012 A-1 and A-2 tranches were issued at 98.0% of par and 98.5% of par, respectively, and both tranches include a LIBOR floor of 1.25%. Proceeds from the 2012 Secured Credit Facilities were used to repurchase $124.1 million aggregate principal amount of our convertible notes due October 2012 and to fully repay the $244.0 million balance on our unsecured credit facility due June 2012. As of March 31, 2012, remaining proceeds were included in restricted cash and will be used to repay unsecured debt maturing in 2012.

        The 2012 Secured Credit Facilities are collateralized by a first lien on a fixed pool of collateral consisting of loan, net lease, OREO and REHI assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2012 Secured Credit Facilities. Proceeds received for interest, rent, lease payments and fee income are retained by us. The 2012 Tranche A-1 Facility requires amortization payments of $41.0 million to be made every six months beginning December 31, 2012. After the 2012 Tranche A-1 Facility is repaid, proceeds from principal repayments and sales of collateral will be used to amortize the 2012 Tranche A-2 Facility. We may make optional prepayments on each tranche of term loans, subject to prepayment fees.

        2011 Secured Credit Facilities—In March 2011, we entered into a $2.95 billion senior secured credit agreement providing for two tranches of term loans: a $1.50 billion 2011 A-1 tranche due June 2013, which bears interest at a rate of LIBOR plus 3.75% (the "2011 Tranche A-1 Facility"), and a $1.45 billion 2011 A-2 tranche due June 2014, which bears interest at a rate of LIBOR plus 5.75% (the "2011 Tranche A-2 Facility") together the "2011 Secured Credit Facilities." The 2011 A-1 and A-2 tranches were issued at

99.0% of par and 98.5% of par, respectively, and both tranches include a LIBOR floor of 1.25%. Proceeds from the 2011 Secured Credit Facilities were used to fully repay our secured credit facilities and term loans due June 2011 and 2012, to partially repay our unsecured credit facility due in June 2011, and to repay other unsecured debt due in the first half of 2011.

        The 2011 Secured Credit Facilities are collateralized by a first lien on a fixed pool of collateral consisting of loan, net lease, OREO and REHI assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2011 Secured Credit Facilities. Proceeds received for interest, rent, lease payments, fee income and, under certain circumstances, additional amounts funded on assets serving as collateral are retained by us. The 2011 Tranche A-1 Facilities requires that aggregate cumulative amortization payments of not less than $200.0 million shall be made on or before December 30, 2011, not less than $450.0 million on or before June 30, 2012, not less than $750.0 million on or before December 31, 2012 and not less than $1.50 billion on or before June 28, 2013. The 2011 Tranche A-2 Facility will begin amortizing six months after the repayment in full of the 2011 Tranche A-1 Facility, such that not less than $150.0 million of cumulative amortization payments shall be made on or before the six month anniversary of repayment of the A-1 Facility, with additional amortization payments of $150.0 million due on or before each six month anniversary thereafter, with any unpaid principal amounts due at maturity in June 2014.

        Through March 31, 2012, we have made total cumulative amortization repayments of $628.2 million on the 2011 Tranche A-1 Facility, which exceeds the $450.0 million cumulative amortization required to be paid by June 30, 2012 on the that facility, leaving $121.8 million to be paid on or before December 31, 2012 and the remainder to be paid by maturity in June 2013. Repayments of the 2011 A-1 Tranche facility prior to scheduled amortization dates have resulted in losses on early extinguishment of debt of $1.0 million for the three months ended March 31, 2012, related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

        Unsecured Credit Facility—In March 2012, we fully repaid the $243.6 million remaining principal balance of our LIBOR + 0.85% unsecured credit facility due June 2012 and recorded a loss on early extinguishment of debt of $0.2 million.

        Secured Notes—In January 2011, we fully redeemed the $312.3 million remaining principal balance of our 10% 2014 secured exchange notes and recorded a gain on early extinguishment of debt of $109.0 million primarily related to the recognition of the deferred gain premiums that resulted from a previous debt exchange.

        Unsecured Notes—During the three months ended March 31, 2012, we repurchased $220.4 million par value of senior unsecured notes with various maturities ranging from March 2012 to October 2012 generating $2.9 million in gains on early extinguishment of debt.

        During the three months ended March 31, 2012, we repaid, upon maturity, our $169.7 million remaining outstanding principal balance of our 5.15% senior unsecured notes.

        Unencumbered/Encumbered Assets—As of March 31, 2012, we had unencumbered assets, including cash, with a gross carrying value of $3.86 billion, gross of $541.3 million of accumulated depreciation and loan loss reserves, and encumbered assets with a carrying value of $4.33 billion. The carrying value of our encumbered assets by asset type is as follows ($ in thousands):

	As of
	March 31, 2012	December 31, 2011
Loans and other lending investments, net	$1,949,906	$1,786,449
Net lease assets, net	1,359,975	1,173,978
REHI, net	441,717	359,597
OREO	490,998	177,005
Other investments	90,573	37,957

Total	$4,333,169	$3,534,986

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

        Our 2012 Secured Credit Facilities and 2011 Secured Credit Facilities both contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, we are required to maintain collateral coverage of 1.25x outstanding borrowings. In addition, for so long as we maintain our qualification as a REIT, the 2012 Secured Credit Facilities and 2011 Secured Credit Facilities permit us to distribute 100% of our REIT taxable income on an annual basis. We may not pay common dividends if we cease to qualify as a REIT.

        Our 2012 Secured Credit Facilities and 2011 Secured Credit Facilities contain cross default provisions that would allow the lenders to declare an event of default and accelerate our indebtedness to them if we fail to pay amounts due in respect of our other recourse indebtedness in excess of specified thresholds or if the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. The indentures governing our unsecured public debt securities permit the bondholders to declare an event of default and accelerate our indebtedness to them if our other recourse indebtedness in excess of specified thresholds is not paid at final maturity or if such indebtedness is accelerated.

        Derivatives—Our use of derivative financial instruments is primarily limited to the utilization of interest rate hedges or other instruments to manage interest rate risk exposure and foreign exchange hedges to manage our risk to changes in foreign currencies. The principal objectives of such hedges are to minimize the risks and/or costs associated with our operating and financial structure and to manage our exposure to foreign exchange rate movements. See Note 11 of the Notes to the Consolidated Financial Statements.

        Off-Balance Sheet Arrangements—We are not dependent on the use of any off-balance sheet financing arrangements for liquidity.

        Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of March 31, 2012, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans	Net Lease Assets	Strategic Investments	Total
Performance-Based Commitments	$49,852	$14,821	$—	$64,673
Discretionary Fundings	128,008	—	—	128,008
Other	—	—	25,375	25,375

Total	$177,860	$14,821	$25,375	$218,056

        Transactions with Related Parties—Glenn August serves as a member of our Board of Directors and is also the president and senior partner of Oak Hill Advisors, L.P.

  •
  As of March 31, 2012, we had investments in non-controlling interests of Oak Hill funds with a carrying value of $58.3 million. We recorded equity in earnings from these investments of $3.4 million for the three months ended March 31, 2012.

  •
  During the three months ended March 31, 2012, we redeemed our interests in three investments in Oak Hill related entities for $5.7 million of net cash proceeds.

  •
  During 2011, we sold a substantial portion of our interests in Oak Hill Advisors, L.P. and related entities. The transaction was completed in part through sales of interests to unrelated third parties and in part through redemption of interests by principals of Oak Hill Advisors, L.P., including Mr. August. In conjunction with the sale, we retained interests in our share of certain unearned incentive fees of various funds. These fees are contingent on the future performance of the funds and we will recognize income related to these fees if and when the amounts are realized.

        We have an equity interest of approximately 24% in LNR Property Corporation ("LNR") and two of our executive officers serve on LNR's board of managers.

        Stock Repurchase Program—As of March 31, 2012, we had $0.6 million of Common Stock available to repurchase under our Board authorized stock repurchase programs.

        Subsequent Events—Subsequent to March 31, 2012, we made repayments on our 2011 Tranche A-1 Facility, thereby satisfying all minimum amortization requirements prior to the payment of any remaining balance at maturity in June 2013.

        On April 30, 2012, we completed the sale of a portfolio of 12 net lease assets for $130.6 million in net proceeds and estimate we will record a gain of approximately $24 million resulting from the transaction. Certain of the properties were subject to a $50.8 million secured term loan that was repaid in full at closing with a portion of the net sales proceeds, providing us with $79.8 million of proceeds after debt repayment.

        On May 8, 2012, we issued $275.0 million aggregate principal amount of 9.0% senior unsecured notes due 2017 which were sold at 98.012% of their principal amount. We will use the proceeds to repay debt maturing in 2012.

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

        A summary of our critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2011 in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of March 31, 2012.

        New Accounting Pronouncements—For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see Note 3 of the Notes to the Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        There have been no material changes in Quantitative and Qualitative Disclosures About Market Risk for the first three months of 2012 as compared to the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2011. See discussion of quantitative and qualitative disclosures about market risk under Item 7a—"Quantitative and Qualitative Disclosures about Market Risk," included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The Company and/or one or more of its subsidiaries is party to various pending litigation matters that are considered ordinary routine litigation incidental to its business as a finance and investment company focused on the commercial real estate industry, including loan foreclosure and foreclosure related proceedings. In addition to such matters, the Company or its subsidiaries is a party to, or any of their property is the subject of, the following pending legal proceedings.

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

        On March 31, 2011, the District Court issued its order dismissing one of these suits, Kautz v. Sugarman, et al., in its entirety. Plaintiff appealed this dismissal and on November 21, 2011 the United States Court of Appeals for the Second Circuit affirmed the District Court's decision dismissing the Kautz action. This matter is concluded.

        Also on March 31, 2011, the District Court denied the Company's motion to dismiss the other action, Vancil v. Sugarman, et al., and granted Plaintiff the opportunity to conduct limited discovery related to the subject matter of the suit. Plaintiff in the Vancil matter subsequently moved to voluntarily dismiss her derivative action. Following a public hearing held on February 24, 2012, the District Court dismissed the Vancil action. This matter is concluded.

ITEM 1A.    RISK FACTORS

        See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    (REMOVED AND RESERVED)

        Not Applicable

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS

a.
Exhibits

Exhibit Number	Document Description
10.1	Credit Agreement, by and among iStar Financial Inc., the banks set forth therein and Barclays Bank PLC, as Administrative Agent, Bank Of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Documentation Agent, Barclays Capital and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners and J.P. Morgan Securities, LLC, as Joint Bookrunner, dated as of March 19, 2012 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 23, 2012).
10.2
Security Agreement, made by iStar Financial Inc., and other parties thereto in favor of Barclays Bank PLC, as Administrative Agent, dated as of March 19, 2012 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on March 23, 2012)
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012, is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets (unaudited) as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income (unaudited) for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statement of Changes in Equity (unaudited) for the three months ended March 31, 2012, (v) the Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2012 and 2011 and (vi) the Notes to Consolidated Financial Statements (unaudited).*
Explanatory Notes

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

iSTAR FINANCIAL INC. Registrant
Date: May 10, 2012	/s/ JAY SUGARMAN Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iSTAR FINANCIAL INC. Registrant
Date: May 10, 2012	/s/ DAVID M. DISTASO David M. DiStaso Chief Financial Officer (principal financial and accounting officer)