Form 10-Q
period 2012-06-30
ISTAR FINANCIAL INC
filed 2012-08-07
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-15371
_______________________________________________________________________________
iSTAR FINANCIAL INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	95-6881527 (I.R.S. Employer Identification Number)
1114 Avenue of the Americas, 39th Floor
New York, NY (Address of principal executive offices)	10036 (Zip code)
Registrant's telephone number, including area code: (212) 930-9400
_______________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of July 27, 2012, there were 83,617,778 shares of common stock, $0.001 par value per share, of iStar Financial Inc. ("Common Stock") outstanding.

iStar Financial Inc.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
        iStar Financial Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	As of
	June 30, 2012	December 31, 2011
ASSETS
Loans and other lending investments, net	$2,300,810	$2,860,762
Net lease assets, net	1,550,113	1,702,764
Real estate held for investment, net	1,249,681	1,228,134
Other real estate owned	722,167	677,458
Other investments	427,501	457,835
Cash and cash equivalents	243,843	356,826
Restricted cash (see Note 10)	492,973	32,630
Accrued interest and operating lease income receivable, net	15,055	20,208
Deferred operating lease income receivable	78,769	73,368
Deferred expenses and other assets, net	105,300	107,852
Total assets	$7,186,212	$7,517,837
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$111,494	$106,693
Debt obligations, net	5,603,939	5,837,540
Total liabilities	$5,715,433	$5,944,233
Commitments and contingencies	—	—
Equity:
iStar Financial Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (see Note 12)	22	22
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 142,527 issued and 83,610 outstanding at June 30, 2012 and 140,028 issued and 81,920 outstanding at December 31, 2011	142	140
Additional paid-in capital	3,828,187	3,834,460
Retained earnings (deficit)	(2,196,038)	(2,078,397)
Accumulated other comprehensive income (loss) (see Note 12)	(707)	(328)
Treasury stock, at cost, $0.001 par value, 58,917 shares at June 30, 2012 and 58,108 shares at December 31, 2011	(241,969)	(237,341)
Total iStar Financial Inc. shareholders' equity	$1,399,437	$1,528,356
Noncontrolling interests	71,342	45,248
Total equity	$1,470,779	$1,573,604
Total liabilities and equity	$7,186,212	$7,517,837
The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Interest income	$36,448	$80,185	$73,651	$140,953
Operating lease income	37,928	37,642	76,408	75,755
Other income	22,345	7,599	38,631	16,273
Total revenues	$96,721	$125,426	$188,690	$232,981
Costs and expenses:
Interest expense	$94,474	$95,753	$179,818	$164,846
Operating costs—net lease assets	4,965	4,384	8,128	8,670
Operating costs—REHI and OREO	22,424	18,002	44,498	35,789
Depreciation and amortization	16,960	15,011	33,475	29,824
General and administrative	19,792	25,699	42,637	50,099
Provision for loan losses	26,531	10,350	44,031	21,230
Impairment of assets	7,496	2,764	23,000	4,254
Other expense	3,907	459	4,360	3,181
Total costs and expenses	$196,549	$172,422	$379,947	$317,893
Income (loss) before earnings from equity method investments and other items	$(99,828)	$(46,996)	$(191,257)	$(84,912)
Gain (loss) on early extinguishment of debt, net	(4,868)	(1,047)	(3,164)	105,556
Earnings from equity method investments	18,420	19,131	53,206	44,064
Income (loss) from continuing operations before income taxes	$(86,276)	$(28,912)	$(141,215)	$64,708
Income tax (expense) benefit	(3,477)	2,675	(4,748)	(8,377)
Income (loss) from continuing operations(1)	$(89,753)	$(26,237)	$(145,963)	$56,331
Income (loss) from discontinued operations	507	217	1,530	1,553
Gain from discontinued operations	24,851	—	27,257	—
Income from sales of residential property	13,266	—	19,999	—
Net income (loss)	$(51,129)	$(26,020)	$(97,177)	$57,884
Net (income) loss attributable to noncontrolling interests	722	(14)	696	(444)
Net income (loss) attributable to iStar Financial Inc.	$(50,407)	$(26,034)	$(96,481)	$57,440
Preferred dividends	(10,580)	(10,580)	(21,160)	(21,160)
Net (income) loss allocable to HPU holders and Participating Security holders(2)(3)	1,991	1,089	3,852	(2,640)
Net income (loss) allocable to common shareholders	$(58,996)	$(35,525)	$(113,789)	$33,640
Per common share data(1):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(1.00)	$(0.38)	$(1.69)	$0.34
Diluted	$(1.00)	$(0.38)	$(1.69)	$0.34
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(0.70)	$(0.38)	$(1.36)	$0.36
Diluted	$(0.70)	$(0.38)	$(1.36)	$0.36
Weighted average number of common shares—basic	84,113	92,621	83,834	92,580
Weighted average number of common shares—diluted	84,113	92,621	83,834	94,758
Per HPU share data(1)(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(187.93)	$(73.00)	$(319.66)	$65.80
Diluted	$(187.93)	$(73.00)	$(319.66)	$64.40
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(132.73)	$(72.60)	$(256.80)	$68.73
Diluted	$(132.73)	$(72.60)	$(256.80)	$67.27
Weighted average number of HPU shares—basic and diluted	15	15	15	15

Explanatory Notes:
_______________________________________________________________________________

(1)
Income (loss) from continuing operations attributable to iStar Financial Inc. for the three months ended June 30, 2012 and 2011 was $(89.0) million and $(26.3) million, respectively, and for the six months ended June 30, 2012 and 2011 was $(145.3) million and $55.9 million, respectively. See Note 14 for details on the calculation of earnings per share.

(2)	HPU holders are current and former Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(3)
Participating Security holders are Company employees and directors who hold unvested restricted stock units, restricted stock awards and common stock equivalents granted under the Company's Long Term Incentive Plans that are eligible to participate in dividends (see Notes 13 and 14).

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(51,129)	$(26,020)	$(97,177)	$57,884
Other comprehensive income (loss):
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization	(68)	(176)	(240)	(353)
Unrealized gains/(losses) on available-for-sale securities	477	372	634	628
Unrealized gains/(losses) on cash flow hedges	(85)	(531)	(490)	(592)
Unrealized gains/(losses) on cumulative translation adjustment	108	1,367	(283)	1,728
Other comprehensive income (loss)	$432	$1,032	$(379)	$1,411
Comprehensive income (loss)	$(50,697)	$(24,988)	$(97,556)	$59,295
Net (income) loss attributable to noncontrolling interests	722	(14)	696	(444)
Comprehensive income (loss) attributable to iStar Financial Inc.	$(49,975)	$(25,002)	$(96,860)	$58,851

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statement of Changes in Equity
For the Six Months Ended June 30, 2012
(In thousands)
(unaudited)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$22	$9,800	$140	$3,834,460	$(2,078,397)	$(328)	$(237,341)	$45,248	$1,573,604
Dividends declared—preferred	—	—	—	—	(21,160)	—	—	—	(21,160)
Repurchase of stock	—	—	—	—	—	—	(4,628)	—	(4,628)
Issuance of stock/restricted stock unit amortization, net	—	—	2	(3,545)	—	—	—	—	(3,543)
Net income (loss) for the period(2)	—	—	—	—	(96,481)	—	—	(689)	(97,170)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(379)	—	—	(379)
Repurchase of convertible notes	—	—	—	(2,728)	—	—	—	—	(2,728)
Contributions from noncontrolling interests (3)	—	—	—	—	—	—	—	27,389	27,389
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(606)	(606)
Balance at June 30, 2012	$22	$9,800	$142	$3,828,187	$(2,196,038)	$(707)	$(241,969)	$71,342	$1,470,779

Explanatory Notes:
__________________________________________________________

(1)	See Note 12 for details on the Company's Cumulative Redeemable Preferred Stock.

(2)	For the six months ended June 30, 2012, net loss shown above excludes $7 of net loss attributable to redeemable noncontrolling interests.

(3)	Includes $27.3 million of land assets contributed by a noncontrolling partner (see Note 5).
The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(97,177)	$57,884
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for loan losses	44,031	21,230
Impairment of assets	25,303	4,228
Depreciation and amortization	34,418	32,065
Payments for employee taxes upon vesting of stock-based compensation	(11,657)	(812)
Non-cash expense for stock-based compensation	8,113	8,469
Amortization of discounts/premiums and deferred financing costs on debt	17,679	14,551
Amortization of discounts/premiums and deferred interest on lending investments	(29,442)	(41,703)
Earnings from equity method investments	(53,206)	(44,064)
Distributions from operations of equity method investments	56,769	23,410
Deferred operating lease income	(5,466)	(4,853)
Income from sales of residential property	(19,999)	—
Gain from discontinued operations	(27,257)	—
Gain (loss) on early extinguishment of debt, net	3,164	(101,832)
Repayments and repurchases of debt - debt discount (1)	(17,326)	(2,726)
Other operating activities, net	3,738	4,781
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	3,278	(898)
Changes in deferred expenses and other assets, net	4,118	(22,262)
Changes in accounts payable, accrued expenses and other liabilities	3,723	17,856
Cash flows from operating activities	$(57,196)	$(34,676)
Cash flows from investing activities:
Fundings under existing loan commitments	$(23,877)	$(39,772)
Repayments of and principal collections on loans	322,045	798,274
Net proceeds from sales of loans	56,998	88,751
Net proceeds from sales of net lease assets	142,714	672
Net proceeds from sales of other real estate owned	168,388	92,840
Contributions to unconsolidated entities	(6,145)	(20,219)
Distributions from unconsolidated entities	41,586	4,489
Capital expenditures on net lease assets	(2,988)	(4,902)
Capital expenditures on REHI and OREO	(29,726)	(15,966)
Changes in restricted cash held in connection with investing activities	(462,605)	(51,985)
Other investing activities, net	(243)	(538)
Cash flows from investing activities	$206,147	$851,644
Cash flows from financing activities:
Borrowings under secured credit facilities	$850,465	$2,913,250
Repayments under secured credit facilities	(392,124)	(1,199,362)
Repayments under unsecured credit facilities	(244,046)	(506,600)
Borrowings under secured term loans	—	124,575
Repayments under secured term loans	(54,767)	(1,680,118)
Borrowings under unsecured notes	264,029	—
Repayments under unsecured notes	(259,584)	(204,405)
Repurchases and redemptions of secured and unsecured notes	(396,356)	(323,642)
Payments for deferred financing costs	(3,248)	(35,526)
Preferred dividends paid	(21,160)	(21,160)
Purchase of treasury stock	(4,628)	(1,487)
Other financing activities	(515)	1,588
Cash flows from financing activities	$(261,934)	$(932,887)
Changes in cash and cash equivalents	$(112,983)	$(115,919)
Cash and cash equivalents at beginning of period	356,826	504,865
Cash and cash equivalents at end of period	$243,843	$388,946

Explanatory Note:
__________________________________________________________

(1)
Represents the portion of debt repayments and repurchases made during the period related to the original issue discount ("OID").  Although these amounts do not reflect contractual interest payments made during the period, the OID is considered an operating cash flow in accordance with GAAP.

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Notes to Consolidated Financial Statements
(unaudited)

Note 1—Business and Organization

Business—iStar Financial Inc., or the "Company," is a fully-integrated finance and investment company focused on the commercial real estate industry. The Company provides custom-tailored investment capital to high-end private and corporate owners of real estate and invests directly across a range of real estate sectors. The Company, which is taxed as a real estate investment trust, or "REIT," has invested more than $35 billion over the past two decades. The Company's three primary business segments are real estate lending, net leasing and real estate investment. See Note 10 for discussion of business risks and uncertainties, including the impact of recent economic conditions on the Company and the Company's liquidity and capital resources.

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

Consolidated VIEs—The Company consolidates OHA Strategic Credit Fund Parallel I, L.P. ("OHA SCF"), which was created to invest in distressed and undervalued loans, bonds, equities and other investments. As of June 30, 2012 and December 31, 2011, OHA SCF had total assets of $51.6 million and $56.9 million, respectively, no debt, and noncontrolling interests of $0.1 million for both periods. The investments held by this entity are presented in "Other investments" on the Company's Consolidated Balance Sheets. As of June 30, 2012, the Company had a total unfunded commitment of $16.9 million to this entity.

The Company also consolidates Madison Deutsche Andau Holdings, LP ("Madison DA"), which was created to invest in mortgage loans collateralized by real estate in Europe. As of June 30, 2012 and December 31, 2011, Madison DA had total assets of $36.0 million and $37.4 million, respectively, no debt, and noncontrolling interests of $5.1 million and $5.4 million, respectively. The investments held by this entity are presented in "Loans and other lending investments, net" on the Company's Consolidated Balance Sheets.

Unconsolidated VIEs—As of June 30, 2012, 26 of the Company's other investments were in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's Consolidated Financial Statements. As of June 30, 2012, the Company's maximum exposure to loss from these investments does not exceed the sum of the $191.5 million carrying value of the investments and $8.2 million of related unfunded commitments.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 3—Summary of Significant Accounting Policies

As of June 30, 2012, the Company's significant accounting policies, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, have not changed materially.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, "Presentation of Comprehensive Income," which requires entities to (1) present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income and (2) present reclassification of other comprehensive income on the face of the income statement. In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," which deferred the requirements of entities to present reclassification of other comprehensive income on the face of the income statement. Both standards are effective in interim and fiscal years beginning after December 15, 2011 and applied retrospectively. The Company adopted this ASU beginning with the reporting period ended March 31, 2012, as required, and now presents Consolidated Statements of Comprehensive Income (Loss).

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU is a result of joint efforts by the FASB and IASB to develop a single, converged framework on how to measure fair value and what disclosures to provide about fair value measurements. This ASU is largely consistent with existing fair value measurement principles of U.S. GAAP, however, it expands existing disclosure requirements for fair value measurements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2011 and applied prospectively. The Company adopted this ASU beginning with the reporting period ended March 31, 2012, as required. Adoption of this guidance resulted in expanded disclosures on fair value measurements, included in Note 15, but did not have an impact to the Company's measurements of fair value.

Note 4—Loans and Other Lending Investments, net

The following is a summary of the Company's loans and other lending investments by class ($ in thousands)(1):

	As of
Type of Investment(1)	June 30, 2012	December 31, 2011
Senior mortgages	$2,237,764	$2,801,213
Subordinate mortgages	149,735	211,491
Corporate/Partnership loans	461,425	478,892
Total gross carrying value of loans(1)	$2,848,924	$3,491,596
Reserves for loan losses	(563,786)	(646,624)
Total carrying value of loans	$2,285,138	$2,844,972
Other lending investments—securities	15,672	15,790
Total loans and other lending investments, net	$2,300,810	$2,860,762
Explanatory Note:
_______________________________________________________________________________

(1)
The Company's recorded investment in loans as of June 30, 2012 and December 31, 2011 was $2.86 billion and $3.50 billion, respectively, which consists of total gross carrying value of loans plus accrued interest of $10.4 million and $13.3 million, for the same two periods, respectively.

During the six months ended June 30, 2012, the Company funded $23.9 million under existing loan commitments and add-on fundings and received principal repayments of $322.0 million. During the same period, the Company sold loans with a total carrying value of $53.9 million, for which it recognized charge-offs of $3.3 million and also recorded income of $6.4 million in "Other income" on the Company's Consolidated Statements of Operations.

During the six months ended June 30, 2012, the Company received title to properties in full or partial satisfaction of non-performing mortgage loans with a gross carrying value of $229.0 million, for which the properties had served as collateral, and recorded charge-offs totaling $43.2 million related to these loans. These properties were recorded as other real estate owned ("OREO") on the Company's Consolidated Balance Sheets (see Note 5).

Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Reserve for loan losses at beginning of period	$567,179	$804,070	$646,624	$814,625
Provision for loan losses	26,531	10,350	44,031	21,230
Charge-offs	(29,924)	(113,192)	(126,869)	(134,627)
Reserve for loan losses at end of period	$563,786	$701,228	$563,786	$701,228

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's recorded investment (comprised of a loan's carrying value plus accrued interest) in loans and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Loans Acquired with Deteriorated Credit Quality(3)	Total
As of June 30, 2012
Loans	$1,278,305	$1,523,578	$57,461	$2,859,344
Less: Reserve for loan losses	(487,645)	(56,800)	(19,341)	(563,786)
Total	$790,660	$1,466,778	$38,120	$2,295,558
As of December 31, 2011
Loans	$1,525,337	$1,919,876	$59,648	$3,504,861
Less: Reserve for loan losses	(554,131)	(73,500)	(18,993)	(646,624)
Total	$971,206	$1,846,376	$40,655	$2,858,237

Explanatory Notes:
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $1.3 million and a net premium of $0.1 million as of June 30, 2012 and December 31, 2011, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status and therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $2.1 million and $0.2 million as of June 30, 2012 and December 31, 2011, respectively.

(3)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net premium of $0.1 million and a net discount of $15.0 million as of June 30, 2012 and December 31, 2011. These loans had cumulative principal balances of $57.7 million and $74.5 million, as of June 30, 2012 and December 31, 2011, respectively.

Credit Characteristics—As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of
	June 30, 2012		December 31, 2011
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$1,176,248	3.00	$1,514,016	3.19
Subordinate mortgages	97,520	2.41	190,342	3.36
Corporate/Partnership loans	455,320	3.73	472,178	3.61
Total	$1,729,088	3.16	$2,176,536	3.29

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

As of June 30, 2012, the Company's recorded investment in loans, aged by payment status and presented by class, were as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days(1)	Greater Than 90 Days(1)	Total Past Due	Total
Senior mortgages	$1,276,006	$124,371	$842,908	$967,279	$2,243,285
Subordinate mortgages	97,520	—	53,109	53,109	150,629
Corporate/Partnership loans	455,320	—	10,110	10,110	465,430
Total	$1,828,846	$124,371	$906,127	$1,030,498	$2,859,344

Explanatory Note:
_______________________________________________________________________________

(1)	As of June 30, 2012, all loans that are not current are classified as non-performing and are on non-accrual status.

Impaired Loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of June 30, 2012			As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Senior mortgages	$153,956	$153,565	$—	$219,488	$218,612	$—
Corporate/Partnership loans	10,110	10,160	—	10,110	10,160	—
Subtotal	$164,066	$163,725	$—	$229,598	$228,772	$—
With an allowance recorded:
Senior mortgages	$1,058,007	$1,053,514	$(470,617)	$1,268,962	$1,263,195	$(540,670)
Subordinate mortgages	53,109	52,881	(27,309)	22,480	22,558	(22,480)
Corporate/Partnership loans	60,584	60,804	(9,060)	62,591	62,845	(9,974)
Subtotal	$1,171,700	$1,167,199	$(506,986)	$1,354,033	$1,348,598	$(573,124)
Total:
Senior mortgages	$1,211,963	$1,207,079	$(470,617)	$1,488,450	$1,481,807	$(540,670)
Subordinate mortgages	53,109	52,881	(27,309)	22,480	22,558	(22,480)
Corporate/Partnership loans	70,694	70,964	(9,060)	72,701	73,005	(9,974)
Total	$1,335,766	$1,330,924	$(506,986)	$1,583,631	$1,577,370	$(573,124)
Explanatory Note:
_______________________________________________________________________________

(1)
All of the Company's non-accrual loans are considered impaired and included in the table above. In addition, as of June 30, 2012 and December 31, 2011, certain loans modified through troubled debt restructurings with a recorded investment of $205.5 million and $255.3 million, respectively, are also included as impaired loans in accordance with GAAP although they are performing and on accrual status.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012		2011		2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$180,037	$1,799	$352,098	$28,620	$193,187	$2,206	$369,686	$29,586
Corporate/Partnership loans	10,110	—	10,110	200	10,110	—	10,110	320
Subtotal	$190,147	$1,799	$362,208	$28,820	$203,297	$2,206	$379,796	$29,906
With an allowance recorded:
Senior mortgages	$1,041,613	$1,194	$1,668,373	$2,117	$1,117,396	$2,434	$1,723,584	$4,121
Subordinate mortgages	65,659	—	25,624	—	51,266	—	17,083	—
Corporate/Partnership loans	61,956	76	69,263	86	62,168	156	67,663	169
Subtotal	$1,169,228	$1,270	$1,763,260	$2,203	$1,230,830	$2,590	$1,808,330	$4,290
Total:
Senior mortgages	$1,221,650	$2,993	$2,020,471	$30,737	$1,310,583	$4,640	$2,093,270	$33,707
Subordinate mortgages	65,659	—	25,624	—	51,266	—	17,083	—
Corporate/Partnership loans	72,066	76	79,373	286	72,278	156	77,773	489
Total	$1,359,375	$3,069	$2,125,468	$31,023	$1,434,127	$4,796	$2,188,126	$34,196

Troubled Debt Restructurings—During the three and six months ended June 30, 2012 and 2011, the Company modified loans that were determined to be troubled debt restructurings. The recorded investment in these loans was impacted by the modifications as follows, presented by class ($ in thousands):

	For the Three Months Ended June 30,
	2012			2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Senior mortgages	1	$4,561	$4,561	1	$20,380	$20,380

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	For the Six Months Ended June 30,
	2012			2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Senior mortgages	6	$310,342	$264,868	4	$126,051	$125,786

Troubled debt restructurings that subsequently defaulted during the period were as follows ($ in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012		2011		2012		2011
	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
Senior mortgages	1	$26,120	1	$28,328	1	$26,120	1	$28,328

During the three months ended June 30, 2012, the Company restructured one loan that was considered a troubled debt restructuring. The Company extended the term of this performing loan by one year with the interest rate unchanged.

During the six months ended June 30, 2012, the Company restructured six loans that were considered troubled debt restructurings. In addition to the loan modified during the current quarter that is described above, the Company restructured five additional loans. Two of the modified loans were performing loans with a combined recorded investment of $58.1 million that were extended with a new weighted average maturity of 0.4 years and with conditional extension options in certain cases dependent on borrower-specific performance hurdles. The Company believes the borrowers in each case can perform under the modified terms of the loans and continues to classify these loans as performing.

The remaining three modified loans were classified as non-performing prior to their modification and remained non-performing subsequently. One of these loans with a recorded investment of $48.2 million was extended with a new maturity of 0.7 years and another with a recorded investment of $18.0 million was extended with a new maturity of 0.3 years and its interest rate was reduced to 4.5% from 9.0%. The Company agreed to reduce the outstanding principal balance of the third loan that had a recorded investment of $181.5 million prior to the modification, and recorded charge-offs totaling $45.5 million. In addition, the loan's interest rate was reduced to LIBOR + 3.5% from LIBOR + 7.0%.

During the three months ended June 30, 2011, the Company restructured one loan that was considered a troubled debt restructuring. The Company extended the term of this performing loan by six months with the interest rate unchanged and with conditional extension options dependent on pay down hurdles. During the six months ended June 30, 2011, the Company restructured four loans that were considered troubled debt restructurings. In addition to the loan modified during the quarter that is described above, the Company restructured three additional loans. The Company reduced the rate on these loans with a combined recorded investment of $105.7 million, from a combined weighted average rate of 8.3% to 4.7% and extended the loans with a new weighted average maturity of 1.4 years, with conditional extension options in certain cases dependent on pay down hurdles.

Generally when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and in some cases lookback features or equity kickers to offset concessions granted should conditions with the loan improve. The Company's determination of credit losses is impacted by troubled debt restructurings whereby loans that have gone through troubled debt restructurings are considered impaired, assessed for specific reserves, and are not included in the Company's assessment of general loan loss reserves. Loans previously restructured under troubled debt restructurings that subsequently default are reassessed to incorporate the Company's current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. As of June 30, 2012, the Company had $6.0 million of unfunded commitments associated with modified loans considered troubled debt restructurings.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 5—Real Estate Held for Investment, net and Other Real Estate Owned

During the six months ended June 30, 2012, the Company received title to properties with an aggregate estimated fair value at the time of foreclosure of $185.8 million, in full or partial satisfaction of non-performing mortgage loans for which those properties had served as collateral. These properties were classified as OREO, based on management's current intention to market them for sale in the near term.

In addition, during the six months ended June 30, 2012, the Company acquired $27.3 million of REHI land and other assets in a non-cash exchange for a noncontrolling interest in one of its consolidated subsidiaries. In conjunction with this transaction, the same consolidated subsidiary contributed REHI land with a recorded value of $11.6 million in a non-cash exchange for a 40% noncontrolling equity interest in a new venture. The Company did not recognize any gains or losses associated with these transactions.

Real Estate Held for Investment, net—REHI consisted of the following ($ in thousands):

	As of
	June 30, 2012	December 31, 2011
Land held for investment and development	$738,459	$711,072
Operating property
Buildings and improvements	382,919	379,644
Land	153,568	154,445
Less: accumulated depreciation and amortization	(25,265)	(17,027)
Real estate held for investment, net	$1,249,681	$1,228,134

The Company records REHI operating income in "Other income" and REHI operating expenses in "Operating costs—REHI and OREO," on the Company's Consolidated Statements of Operations, as follows ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
REHI operating income	$14,756	$6,687	$29,150	$14,149
REHI operating expenses	$14,557	$8,745	$28,067	$19,291

Other Real Estate Owned—During the six months ended June 30, 2012, the Company sold other real estate owned ("OREO") assets with a carrying value of $149.7 million, primarily comprised of sales of residential property units for which the Company recorded income from sales of $20.0 million. For the three and six months ended June 30, 2012, the Company recorded net impairment charges to OREO properties totaling $1.3 million and $3.9 million, respectively, and recorded net expenses related to holding costs for OREO properties of $7.9 million and $16.4 million, respectively.

For the three and six months ended June 30, 2011, the Company recorded net impairment charges to OREO properties totaling $2.8 million and $3.4 million, respectively, and recorded net expenses related to holding costs for OREO properties of $9.3 million and $16.5 million, respectively.

Note 6—Net Lease Assets, net

The Company's investments in net lease assets, at cost, were as follows ($ in thousands):

	As of
	June 30, 2012	December 31, 2011
Facilities and improvements	$1,480,678	$1,601,477
Land and land improvements	411,668	447,603
Less: accumulated depreciation	(342,233)	(346,316)
Net lease assets, net	$1,550,113	$1,702,764

On April 30, 2012, the Company sold a portfolio of 12 net lease assets with an aggregate carrying value of $105.7 million and recorded a gain of $24.9 million resulting from the transaction. Certain of the properties were subject to secured term loans with a remaining principal balance of $50.8 million that were repaid in full at closing (see Note 9). Additionally, during the six months ended June 30, 2012, the Company sold net lease assets with a carrying value of $9.8 million, resulting in a net gain of $2.4 million.

For the three and six months ended June 30, 2012, the Company recorded impairment charges of $6.2 million and $20.2 million, respectively, on net lease assets, of which $0.5 million was included in "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations for the six months ended June 30, 2012.

The Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements were $5.9 million and $11.4 million for the three and six months ended June 30, 2012, respectively, and $6.0 million and $11.5 million for the three and six months ended June 30, 2011, respectively. These amounts were included as a reduction of "Operating costs - net lease assets" on the Company's Consolidated Statements of Operations.

Allowance for doubtful accounts—As of June 30, 2012 and December 31, 2011, the total allowance for doubtful accounts related to tenant receivables, including deferred operating lease income receivable, was $4.4 million and $3.7 million, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 7—Other Investments

The Company's other investments and its proportionate share of results from equity method investments were as follows ($ in thousands):

	Carrying value as of		Equity in earnings
	June 30, 2012	December 31, 2011	For the Three Months Ended June 30,		For the Six Months Ended June 30,
			2012	2011	2012	2011
LNR	$176,600	$159,764	$8,674	$10,079	$20,811	$24,064
Madison Funds	82,683	103,305	(767)	5,754	8,731	7,956
Oak Hill Funds	48,368	56,817	508	572	3,883	6,078
OREO/REHI Investments	39,251	52,803	8,070	(5,450)	14,195	(5,450)
Other equity method investments (1)	69,617	73,146	1,935	8,176	5,586	11,416
Total equity method investments	$416,519	$445,835	$18,420	$19,131	$53,206	$44,064
Other	10,982	12,000
Total other investments	$427,501	$457,835

Explanatory Note:
_______________________________________________________________________________

(1)
For the three and six months ended June 30, 2011, amounts include $6.4 million and $7.5 million, respectively, of earnings related to Oak Hill Advisors, L.P. and related entities which were sold during in October 2011.

Summarized Financial Information

LNR—The following table represents investee level summarized financial information for LNR ($ in thousands)(1)(2):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
Income Statement
Total revenue(2)	$71,337	$77,394	$148,696	$156,413
Income tax expense (benefit)(3)	$1,805	$2,025	$3,642	$(32,333)
Net income attributable to LNR	$36,178	$42,036	$86,799	$100,366
iStar's ownership percentage	24%	24%	24%	24%
iStar's equity in earnings from LNR	$8,674	$10,079	$20,811	$24,064

	As of March 31,	As of September 30,
	2012	2011
Balance Sheet
Total assets(2)	$1,329,460	$1,288,923
Total debt(2)	$477,055	$469,631
Total liabilities(2)	$564,352	$576,835
Noncontrolling interests	$6,943	$39,940
LNR Property LLC equity	$758,165	$672,147
iStar's ownership percentage	24%	24%
iStar's equity in LNR	$176,600	$159,764

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Explanatory Notes:
_______________________________________________________________________________

(1)
The Company records its investment in LNR on a one quarter lag, therefore, amounts in the Company's financial statements for the three and six months ended June 30, 2012 and 2011 are based on balances and results from LNR for the three and six months ended March 31, 2012 and 2011, respectively.

(2)
LNR consolidates certain commercial mortgage-backed securities and collateralized debt obligation trusts that are considered VIEs (and for which it is the primary beneficiary), that have been excluded from the amounts presented above. As of March 31, 2012 and September 30, 2011, the assets of these trusts, which aggregate approximately $85.19 billion and $126.66 billion, respectively, are the sole source of repayment of the related liabilities, which aggregate approximately $84.92 billion and $126.64 billion, respectively, and are non-recourse to LNR and its equity holders, including the Company. In addition, total revenue presented above includes $16.3 million and $30.8 million for the three months ended March 31, 2012 and 2011, respectively, of servicing fee revenue that is eliminated upon consolidation of the VIE's at the LNR level. This income is then added back through consolidation at the LNR level as an adjustment to income allocable to noncontrolling entities and has no net impact on net income attributable to LNR.

(3)	During the six months ended March 31, 2011, LNR recorded an income tax benefit from the settlement of certain tax liabilities.

Madison Funds—During the six months ended June 30, 2012, the Madison Funds recorded a significant gain related to the sale of an investment and the Company recorded its proportionate share of approximately $13.7 million.

OREO/REHI Investments—During the three and six months ended June 30, 2012, earnings from equity interests in OREO/REHI investments include $10.2 million and $18.2 million, respectively, related to income recognized on sales of residential property units.

Note 8—Other Assets and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	June 30, 2012	December 31, 2011
Other receivables	$19,639	$13,943
Deferred financing fees, net(1)	17,573	21,443
Net lease in-place lease intangibles, net(2)	14,363	17,013
Leasing costs, net(3)	12,994	12,423
Derivative asset	8,660	—
Corporate furniture, fixtures and equipment, net(4)	8,086	9,034
Prepaid expenses	5,380	5,441
Other assets	18,605	28,555
Deferred expenses and other assets, net	$105,300	$107,852
Explanatory Notes:
_______________________________________________________________________________

(1)	Accumulated amortization on deferred financing fees was $19.4 million and $13.3 million as of June 30, 2012 and December 31, 2011, respectively.

(2)
Represents unamortized finite lived intangible assets related to the prior acquisition of net lease assets. Accumulated amortization on net lease intangibles was $34.0 million and $33.4 million as of June 30, 2012 and December 31, 2011, respectively. Amortization expense related to these assets was $1.0 million and $1.7 million for the three months ended June 30, 2012 and 2011, respectively, and $2.3 million and $3.4 million for the six months ended June 30, 2012 and 2011, respectively.

(3)	Accumulated amortization on leasing costs was $5.0 million and $5.5 million as of June 30, 2012 and December 31, 2011, respectively.

(4)	Accumulated depreciation on corporate furniture, fixtures and equipment was $7.7 million and $8.1 million as of June 30, 2012 and December 31, 2011, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	June 30, 2012	December 31, 2011
Accrued interest payable	$38,030	$30,122
Accrued expenses	29,104	36,332
Security deposits and other investment deposits	12,463	12,192
Unearned operating lease income	8,917	10,073
Property taxes payable	8,274	6,495
Other liabilities	14,706	11,479
Accounts payable, accrued expenses and other liabilities	$111,494	$106,693

Deferred tax assets of the Company's TRS entities were as follows ($ in thousands):

	As of
	June 30, 2012	December 31, 2011
Deferred tax assets(1)	$57,657	$50,889
Valuation allowance	(57,657)	(50,889)
Deferred tax assets, net	$—	$—
Explanatory Notes:
_______________________________________________________________________________

(1)
Deferred tax assets as of June 30, 2012 primarily include real estate basis differences of $34.2 million, net operating loss carryforwards of $22.5 million and investment basis differences of $1.0 million. Deferred tax assets as of December 31, 2011 include real estate basis differences of $28.7 million, net operating loss carryforwards of $22.8 million, and investment basis differences of $(0.6) million.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 9—Debt Obligations, net

As of June 30, 2012 and December 31, 2011, the Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of
	June 30, 2012	December 31, 2011	Stated Interest Rates		Scheduled Maturity Date
Secured credit facilities and term loans:
2011 Tranche A-1 Facility	$646,068	$961,580	LIBOR + 3.75%	(1)	June 2013
2011 Tranche A-2 Facility	1,450,000	1,450,000	LIBOR + 5.75%	(1)	June 2014
2012 Tranche A-1 Facility	328,605	—	LIBOR + 4.00%	(2)	March 2016
2012 Tranche A-2 Facility	470,000	—	LIBOR + 5.75%	(2)	March 2017
Term loans collateralized by net lease assets	238,425	293,192	5.05% - 7.68%		Various through 2026
Total secured credit facilities and term loans	$3,133,098	$2,704,772
Unsecured credit facility:
Line of credit	$—	$243,650	LIBOR + 0.85%		June 2012
Unsecured notes:
5.15% senior notes	—	263,466	5.15%		March 2012
5.50% senior notes	—	92,845	5.50%		June 2012
LIBOR + 0.50% senior convertible notes(3)	469,166	784,750	LIBOR + 0.50%		October 2012
8.625% senior notes	501,701	501,701	8.625%		June 2013
5.95% senior notes	448,453	448,453	5.95%		October 2013
6.5% senior notes	67,055	67,055	6.5%		December 2013
5.70% senior notes	200,601	200,601	5.70%		March 2014
6.05% senior notes	105,765	105,765	6.05%		April 2015
5.875% senior notes	261,403	261,403	5.875%		March 2016
5.85% senior notes	99,722	99,722	5.85%		March 2017
9.0% senior notes	275,000	—	9.0%		June 2017
Total unsecured notes	$2,428,866	$2,825,761
Other debt obligations:
Other debt obligations	$100,000	$100,000	LIBOR + 1.5%		October 2035
Total debt obligations	$5,661,964	$5,874,183
Debt discounts, net(3)	(58,025)	(36,643)
Total debt obligations, net	$5,603,939	$5,837,540

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Explanatory Notes:
_______________________________________________________________________________

(1)
These loans each have a LIBOR floor of 1.25%. As of June 30, 2012, inclusive of the floors, the 2011 Tranche A-1 Facility and 2011 Tranche A-2 Facility loans incurred interest at a rate of 5.00% and 7.00%, respectively.

(2)
These loans each have a LIBOR floor of 1.25%. As of June 30, 2012, inclusive of the floors, the 2012 Tranche A-1 Facility and 2012 Tranche A-2 Facility loans incurred interest at a rate of 5.25% and 7.00% respectively.

(3)
The Company's convertible senior floating rate notes due October 2012 ("Convertible Notes") are convertible at the option of the holders into 22.2 shares per $1,000 principal amount of Convertible Notes (reflecting a conversion price of $45.05), on or after August 15, 2012, or prior to that date if certain conditions are met. None of the conversion conditions have been met as of June 30, 2012. As of June 30, 2012, the unamortized discount on these notes was $2.5 million, the net carrying amount of the liability was $466.7 million and the carrying value of the additional paid-in-capital, or equity component of the convertible notes was $34.7 million. For the three and six months ended June 30, 2012, the Company recognized interest expense on the convertible notes of $3.1 million and $8.3 million, respectively, of which $1.8 million and $4.8 million, respectively, related to the amortization of the debt discount. For the three and six months ended June 30, 2011, the Company recognized interest expense on the convertible notes of $4.5 million and $8.9 million respectively, of which $2.9 million and $5.7 million, respectively, related to the amortization of the debt discount.

Future Scheduled Maturities—As of June 30, 2012, future scheduled maturities of outstanding long-term debt obligations, net are as follows ($ in thousands)(1):

	Unsecured Debt	Secured Debt	Total
2012 (remaining six months)	$469,166	$—	$469,166
2013	1,017,209	890,941	1,908,150
2014	200,601	1,382,000	1,582,601
2015	105,765	82,000	187,765
2016	261,403	123,000	384,403
Thereafter	474,722	655,157	1,129,879
Total principal maturities	$2,528,866	$3,133,098	$5,661,964
Unamortized debt discounts, net	(23,826)	(34,199)	(58,025)
Total long-term debt obligations, net	$2,505,040	$3,098,899	$5,603,939

Explanatory Note:
_______________________________________________________________________________

(1)	Includes minimum required amortization payments on the 2011 and 2012 Secured Credit Facilities.

2012 Secured Credit Facilities—In March 2012, the Company entered into a new $880.0 million senior secured credit agreement providing for two tranches of term loans: a $410.0 million 2012 A-1 tranche due March 2016, which bears interest at a rate of LIBOR + 4.00% (the "2012 Tranche A-1 Facility"), and a $470.0 million 2012 A-2 tranche due March 2017, which bears interest at a rate of LIBOR + 5.75% (the "2012 Tranche A-2 Facility") together the "2012 Secured Credit Facilities." The 2012 A-1 and A-2 tranches were issued at 98.0% of par and 98.5% of par, respectively, and both tranches include a LIBOR floor of 1.25%. Proceeds from the 2012 Secured Credit Facilities were used to repurchase $315.6 million aggregate principal amount of the Company's convertible notes due October 2012, to fully repay the $244.0 million balance on the Company's unsecured credit facility due June 2012, and to repay, upon maturity, $90.3 million outstanding principal balance of its 5.50% senior unsecured notes. As of June 30, 2012, remaining proceeds were included in restricted cash as they are reserved for the repayment of indebtedness.

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

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Through June 30, 2012, the Company has made cumulative amortization repayments of $81.4 million on the 2012 Tranche A-1 Facility, which exceeds the $41.0 million minimum amortization required to be paid by December 31, 2012, leaving $0.6 million to be paid by the next required amortization payment in June 2013. Repayments of the 2012 A-1 Tranche Facility prior to scheduled amortization dates have resulted in losses on early extinguishment of debt of $3.1 million for both the three and six months ended June 30, 2012, related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

2011 Secured Credit Facilities—In March 2011, the Company entered into a $2.95 billion senior secured credit agreement providing for two tranches of term loans: a $1.50 billion 2011 A-1 tranche due June 2013, which bears interest at a rate of LIBOR + 3.75% (the "2011 Tranche A-1 Facility"), and a $1.45 billion 2011 A-2 tranche due June 2014, which bears interest at a rate of LIBOR + 5.75% (the "2011 Tranche A-2 Facility") together the "2011 Secured Credit Facilities." The 2011 A-1 and A-2 tranches were issued at 99.0% of par and 98.5% of par, respectively, and both tranches include a LIBOR floor of 1.25%.

The 2011 Secured Credit Facilities are collateralized by a first lien on a fixed pool of collateral consisting of loan, net lease, OREO and REHI assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2011 Secured Credit Facilities. Proceeds received for interest, rent, lease payments, fee income and, under certain circumstances, additional amounts funded on assets serving as collateral are retained by the Company. The 2011 Tranche A-1 Facility requires that aggregate cumulative amortization payments of not less than $200.0 million shall be made on or before December 30, 2011, not less than $450.0 million on or before June 30, 2012, not less than $750.0 million on or before December 31, 2012 and not less than $1.50 billion on or before June 28, 2013. The 2011 Tranche A-2 Facility will begin amortizing six months after the repayment in full of the 2011 Tranche A-1 Facility, such that not less than $150.0 million of cumulative amortization payments shall be made on or before the six month anniversary of repayment of the A-1 Facility, with additional amortization payments of $150.0 million due on or before each six month anniversary thereafter, with any unpaid principal amounts due at maturity in June 2014.

Through June 30, 2012, the Company has made cumulative amortization repayments of $853.9 million on the 2011 Tranche A-1 Facility, which exceeds the $750.0 million cumulative amortization required to be paid by December 31, 2012 on that facility, leaving $646.1 million to be paid by maturity in June 2013. Repayments of the 2011 A-1 Tranche Facility prior to scheduled amortization dates have resulted in losses on early extinguishment of debt of $2.1 million and $3.1 million for the three and six months ended June 30, 2012, respectively, related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

Secured Term Loans—During the six months ended June 30, 2012, in conjunction with the sale of a portfolio of 12 net lease assets, the Company repaid the $50.8 million outstanding balances of its LIBOR + 4.50% secured term loans due in 2014 and terminated the related interest rate swaps associated with the loans (see Note 11).

Unsecured Credit Facility—During the six months ended June 30, 2012, the Company fully repaid the $243.7 million remaining principal balance of its LIBOR + 0.85% unsecured credit facility due June 2012. In connection with the repayments, the Company recorded a loss on early extinguishment of debt of $0.2 million.

Secured Notes—In January 2011, the Company fully redeemed the $312.3 million remaining principal balance of its 10% 2014 secured exchange notes and recorded a gain on early extinguishment of debt of $109.0 million primarily related to the recognition of the deferred gain premiums that resulted from a previous debt exchange.

Unsecured Notes—In May 2012, the Company issued $275.0 million aggregate principal of 9.0% senior unsecured notes due June 2017 that were sold at 98.012% of their principal amount. Proceeds from this transaction are reserved for the repayment of indebtedness and included in "Restricted cash" on the Company's Consolidated Balance Sheet as of June 30, 2012.

During the six months ended June 30, 2012, the Company repaid, upon maturity, the $169.7 million outstanding principal balance of its 5.15% senior unsecured notes and the $90.3 million outstanding principal balance of its 5.50% senior unsecured notes. In addition, the Company repurchased $411.9 million par value of senior unsecured notes with various maturities ranging from March 2012 to October 2012. In connection with these repurchases, the Company recorded aggregate gains on early extinguishment of debt of $0.3 million and $3.2 million, for the three and six months ended June 30, 2012, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Unencumbered/Encumbered Assets—As of June 30, 2012, the carrying value of the Company's unencumbered and encumbered assets by asset type are as follows ($ in thousands):

	As of June 30, 2012		As of December 31, 2011
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Loans and other lending investments, net (1)	$1,723,459	$634,151	$1,780,591	$1,153,671
Net lease assets, net	1,272,528	277,585	1,173,982	528,782
REHI, net	425,514	824,167	359,597	868,537
OREO	417,011	305,156	177,092	500,366
Other investments	69,740	357,761	37,957	419,878
Cash and other assets	—	935,940	—	590,884
Total	$3,908,252	$3,334,760	$3,529,219	$4,062,118

Explanatory Note:
_______________________________________________________________________________

(1)	As of June 30, 2012 and December 31, 2011, the amounts presented exclude general reserves for loan losses of $56.8 million and $73.5 million, respectively.

Debt Covenants

The Company's outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness of at least 1.2x and a restriction on debt incurrence based upon the effect of the debt incurrence on the Company's fixed charge coverage ratio. If any of the Company's covenants is breached and not cured within applicable cure periods, the breach could result in acceleration of its debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. While the Company expects that its ability to incur new indebtedness under the fixed charge coverage ratio will be limited for the foreseeable future, it will continue to be permitted to incur indebtedness for the purpose of refinancing existing indebtedness and for other permitted purposes under the indentures.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 10—Commitments and Contingencies

Business Risks and Uncertainties—The Company's business continues to be adversely impacted by the recent economic recession and illiquidity and volatility in the credit and commercial real estate markets.  These economic conditions resulted in increased non-performing loans and real estate owned as well as higher financing costs and limited access to the unsecured debt markets. Since the beginning of the crisis, the Company has significantly curtailed asset originations and has focused primarily on repositioning and redeveloping nonperforming assets in order to maximize their value, generating liquidity, retiring debt and decreasing leverage with the objective of preserving shareholder value.

The Company saw signs of an economic recovery during the past two years, including some improvements in the commercial real estate market and capital markets. These improving conditions enabled the Company to issue $275.0 million of 9.0% senior unsecured notes in the current quarter and to execute the 2012 and 2011 Secured Credit Facilities in the first quarters of 2012 and 2011, respectively. While the Company has benefited from improving conditions, volatility within the capital markets and commercial real estate market continues to have an adverse effect on the Company's operations, as primarily evidenced by still elevated levels of non-performing assets and higher costs of capital. Further, continued improvement in the Company's financial condition and its ability to generate sufficient liquidity are dependent in part on a sustained economic recovery, which cannot be predicted with certainty.

As of June 30, 2012, the Company's debt maturities and minimum amortization requirements due in the next 12 months include $970.9 million of unsecured debt and $699.9 million of secured debt. The Company has met the minimum required amortization payments due through December 31, 2012 on its secured facilities and expects to primarily use proceeds from repayments and sales of a portion of the $3.79 billion of collateral pledged under the Company's secured debt to meet the amortization and maturities due under such debt during the first half of 2013.
As of June 30, 2012, the Company had $463.0 million of refinancing proceeds in restricted cash, reserved for the repayment of indebtedness, and $243.8 million of available cash, totaling $706.9 million, which is sufficient to repay the $469.2 million of remaining debt maturities in 2012. The Company's other capital sources to meet its remaining $501.7 million of unsecured debt maturities in the next 12 months will primarily include debt refinancings, proceeds from unencumbered asset sales and loan repayments from borrowers, and may include equity capital raising transactions. As of June 30, 2012, the Company had unencumbered assets, excluding cash and other assets, with a carrying value of approximately $2.40 billion.
Based on the dynamic nature of the Company's assets and its liquidity plan and the time frame in which the Company needs to generate liquidity, the specific assets, nature of the transactions, timing and amount of asset sales and refinancing transactions could vary and are subject to factors outside its control and cannot be predicted with certainty. The Company may also encounter difficulty in finding buyers of assets or executing capital raising strategies on acceptable terms in a timely manner, which could impact its ability to make scheduled repayments on its outstanding debt.
The Company may adjust its plans in response to changes in its expectations and changes in market conditions. In addition, although there have been early signs of improvement in the commercial real estate and credit markets during the past two years, such markets remain volatile and it is not possible for the Company to predict whether these trends will continue in the future or to quantify the impact of these or other trends on its financial results. If the Company fails to repay its obligations as they become due, it would be an event of default under the relevant debt instruments, which could result in a cross-default and acceleration of the Company's other outstanding debt obligations, all of which would have a material adverse effect on the Company.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Unfunded Commitments—As of June 30, 2012, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that it approves all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans	Net Lease Assets	Strategic Investments	Total
Performance-Based Commitments	$44,038	$17,259	$—	$61,297
Discretionary Fundings	127,948	—	—	127,948
Other	—	—	25,090	25,090
Total	$171,986	$17,259	$25,090	$214,335

Legal Proceedings—The Company and/or one or more of its subsidiaries is party to various pending litigation matters that are considered ordinary routine litigation incidental to the Company's business as a finance and investment company focused on the commercial real estate industry, including loan foreclosure and foreclosure-related proceedings.

On June 4, 2012, the Company reached an agreement in principle with the plaintiffs' Court-appointed representatives in the previously reported Citiline class action to settle the litigation. Settlement payments will be primarily funded by the Company's insurance carriers, with the Company contributing $2.0 million to the settlement, which is included in "Other expense" on the Consolidated Statements of Operations for the three and six months ended June 30, 2012. See "Part II. Item 1. Legal Proceedings", for further details and for other disclosures related to legal proceedings.

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

Note 11—Derivatives

The Company's use of derivative financial instruments is primarily limited to the utilization of interest rate hedges and foreign exchange hedges. The principal objective of such hedges is to minimize the risks and/or costs associated with the Company's operating and financial structure and to manage its exposure to foreign exchange rates. Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements, foreign exchange rate movements, and other identified risks, but may not meet the strict hedge accounting requirements.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 ($ in thousands):

	Derivative Assets as of				Derivative Liabilities as of
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
Derivative	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other Assets	$8,660	N/A	$—	N/A	$—	Other Liabilities	$1,342
Cash flow interest rate swap	Other Assets	—	N/A	—	N/A	—	Other Liabilities	1,031
Total		$8,660		$—		$—		$2,373

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Recognized in Earnings (Ineffective Portion)
For the Three Months Ended June 30, 2012
Cash flow interest rate swap	Interest Expense	$(85)	$68	N/A
For the Three Months Ended June 30, 2011
Cash flow interest rate swap	Interest Expense	$(594)	$176	N/A
For the Six Months Ended June 30, 2012
Cash flow interest rate swap	Interest Expense	$(124)	$240	N/A
For the Six Months Ended June 30, 2011
Cash flow interest rate swap	Interest Expense	$(830)	$353	N/A

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss) Recognized in Income on Derivative	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivatives not Designated in Hedging Relationships		2012	2011	2012	2011
Foreign Exchange Contracts	Other Expense	$10,191	$(4,777)	$1,332	$(8,893)

Non-designated hedges—Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

The following table presents the Company's foreign currency derivatives outstanding as of June 30, 2012 ($ in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells EUR/Buys USD Forward		€109,000	$137,990	July 2012
Sells GBP/Buys USD Forward		£53,502	$83,889	July 2012
Sells CAD/Buys USD Forward	C$	50,641	$49,778	July 2012

Qualifying Cash Flow Hedges—During the six months ended June 30, 2012, the Company terminated its interest rate swaps in conjunction with the early repayment of its secured term loans and will reclassify the $1.1 million loss, included in accumulated other comprehensive income (loss) into "Interest expense" on its Consolidated Statements of Operations over the remaining term of the forecasted hedged transactions (see also Note 9).

Over the next 12 months, the Company expects that $0.6 million of expense and $0.7 million of income related to terminated cash flow hedges, will be reclassified from Accumulated other comprehensive income (loss) into earnings.

Credit risk-related contingent features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

In connection with its foreign currency derivatives, as of June 30, 2012 and December 31, 2011, the Company has posted collateral of $9.3 million and $9.6 million, respectively, which is included in "Restricted cash" on the Company's Consolidated Balance Sheets.

Note 12—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of June 30, 2012 and December 31, 2011:

			Cumulative Preferential Cash Dividends(1)(2)
Series	Shares Issued and Outstanding (in thousands)	Par Value	Rate per Annum of the $25.00 Liquidation Preference	Equivalent to Fixed Annual Rate (per share)
D	4,000	$0.001	8.000%	$2.00
E	5,600	$0.001	7.875%	$1.97
F	4,000	$0.001	7.8%	$1.95
G	3,200	$0.001	7.65%	$1.91
I	5,000	$0.001	7.50%	$1.88
	21,800
Explanatory Notes:
_______________________________________________________________________________

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

(2)
The Company declared and paid dividends aggregating $4.0 million, $5.5 million, $3.9 million, $3.1 million and $4.7 million on its Series D, E, F, G, and I preferred stock, respectively, during the six months ended June 30, 2012. There are no dividend arrearages on any of the preferred shares currently outstanding.

Dividends—In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes. The Company has recorded net operating losses and may record net operating losses in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may be required to borrow to make sufficient dividend payments. The Company's 2012 Secured Credit Facilities and 2011 Secured Credit Facilities permit the Company to distribute 100% of its REIT taxable income on an annual basis, for so long as the Company maintains its qualification as a REIT. The 2012 and 2011 Secured Credit Facilities restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any Common Stock dividends for the six months ended June 30, 2012 and 2011.

Stock Repurchase Programs—On May 16, 2012, the Company's Board of Directors approved a stock repurchase program that authorized the repurchase of up to $20.0 million of its Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans.

During the six months ended June 30, 2012, the Company repurchased 0.8 million shares of its outstanding Common Stock for approximately $4.6 million, at an average cost of $5.69 per share. As of June 30, 2012, the Company had $16.0 million of Common Stock available to repurchase under its Board authorized stock repurchase programs.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss) reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	June 30, 2012	December 31, 2011
Unrealized gains on available-for-sale securities	$1,223	$589
Unrealized gains on cash flow hedges	1,256	1,986
Unrealized losses on cumulative translation adjustment	(3,186)	(2,903)
Accumulated other comprehensive income (loss)	$(707)	$(328)

Note 13—Stock-Based Compensation Plans and Employee Benefits

Stock-based Compensation—The Company recorded stock-based compensation expense of $3.4 million and $8.1 million for the three and six months ended June 30, 2012, respectively, and $4.3 million and $8.5 million for the three and six months ended June 30, 2011, respectively, in "General and administrative" on the Company's Consolidated Statements of Operations. As of June 30, 2012, there was $17.0 million of total unrecognized compensation cost related to all unvested restricted stock units that is expected to be recognized over a weighted average remaining vesting/service period of 1.08 years. As of June 30, 2012, an aggregate of 4.1 million shares remain available for issuance pursuant to future awards under the Company's 2006 and 2009 Long-Term Incentive Plans.

Restricted Stock Units

2012 Activity—During the six months ended June 30, 2012, 4,302,721 restricted stock units vested and were issued to employees, net of statutory minimum required tax withholdings. These vested restricted stock units were primarily comprised of 1,947,551 Amended Units which vested on January 1, 2012 (see below), 1,340,620 service-based restricted stock units granted to employees in February 2010 that cliff vested on February 17, 2012, and 806,518 performance-based restricted stock units granted to the Company's Chairman and Chief Executive Officer in March 2010, that cliff vested on March 2, 2012. The performance-based units had certain performance and service conditions, relating to reductions in the Company's general and administrative expenses, retirement of debt and continued employment, which were satisfied during the year ended December 31, 2010.

As of June 30, 2012, the Company had the following restricted stock awards outstanding:

•
1,200,000 service-based restricted stock units granted to the Company's Chairman and Chief Executive Officer that will vest in two equal installments on June 15 of 2013 and 2014. Upon vesting of these units, the holder will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum required tax withholdings. These awards carry dividend equivalent rights that entitle the holder to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock.

•
3,669,347 restricted stock units originally granted to executives and other officers of the Company on December 19, 2008 (the "Original Units") and subsequently modified in July 2011. The number of Amended Units is equal to 75% of the Original Units granted to an employee less, in the case of each executive level employee, the number of restricted stock units granted to the executive in March 2011. The remaining Amended Units will vest in two equal installments on January 1, 2013 and 2014, so long as the employee remains employed by the Company on the vesting dates, subject to certain accelerated vesting rights in the event of termination of employment without cause. Upon vesting of these units, holders will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum required tax withholdings. These awards carry dividend equivalent rights that entitle the holders to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

•
713,040 service-based restricted stock units granted to employees with original vesting terms ranging from two years to five years. Upon vesting of these units, holders will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum required tax withholdings. These awards carry dividend equivalent rights that entitle the holders to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock.

Stock Options—All remaining stock options expired during the six months ended June 30, 2012.

Directors' Awards—During the six months ended June 30, 2012, the Company awarded to Directors 77,113 common share equivalents ("CSEs") and restricted shares at a fair value per share of $5.67 at the time of grant. These CSEs and restricted shares have a one year vesting period and pay dividends in an amount equal to the dividends paid on the equivalent number of shares of the Company's Common stock from the date of grant, as and when dividends are paid on Common Stock. In addition, during the six months ended June 30, 2012, the Company issued 35,476 shares to a former director in settlement of previously vested CSE awards. As of June 30, 2012, there were 384,751 CSEs and restricted shares granted to members of the Company's Board of Directors that remained outstanding with an aggregate intrinsic value of $2.5 million.

401(k) Plan—The Company made gross contributions to its 401(k) Plan of approximately $0.1 million and $0.7 million for the three and six months ended June 30, 2012, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2011, respectively.

Note 14—Earnings Per Share

The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted EPS calculations ($ in thousands, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Income (loss) from continuing operations	$(89,753)	$(26,237)	$(145,963)	$56,331
Net (income) loss attributable to noncontrolling interests	722	(14)	696	(444)
Income from sales of residential property	13,266	—	19,999	—
Preferred dividends	(10,580)	(10,580)	(21,160)	(21,160)
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security Holders(1)	$(86,345)	$(36,831)	$(146,428)	$34,727

Explanatory Note:
_______________________________________________________________________________

(1)	For the six months ended June 30, 2011, includes income from continuing operations allocable to Participating Security Holders of $1,540 and $1,507 on a basic and dilutive basis, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(83,526)	$(35,736)	$(141,633)	$32,200
Income (loss) from discontinued operations	490	211	1,480	1,440
Gain from discontinued operations	24,040	—	26,364	—
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(58,996)	$(35,525)	$(113,789)	$33,640
Numerator for diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(83,526)	$(35,736)	$(141,633)	$32,254
Income (loss) from discontinued operations	490	211	1,480	1,442
Gain from discontinued operations	24,040	—	26,364	—
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(58,996)	$(35,525)	$(113,789)	$33,696
Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	84,113	92,621	83,834	92,580
Add: effect of assumed shared issued under treasury stock method for restricted shares	—	—	—	1,880
Add: effect of joint venture shares	—	—	—	298
Weighted average common shares outstanding for diluted earnings per common share	84,113	92,621	83,834	94,758
Basic earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(1.00)	$(0.38)	$(1.69)	$0.34
Income (loss) from discontinued operations	0.01	—	0.02	0.02
Gain from discontinued operations	0.29	—	0.31	—
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(0.70)	$(0.38)	$(1.36)	$0.36
Diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(1.00)	$(0.38)	$(1.69)	$0.34
Income (loss) from discontinued operations	0.01	—	0.02	0.02
Gain from discontinued operations	0.29	—	0.31	—
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(0.70)	$(0.38)	$(1.36)	$0.36

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Earnings allocable to High Performance Units:
Numerator for basic earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(2,819)	$(1,095)	$(4,795)	$987
Income (loss) from discontinued operations	17	6	50	44
Gain from discontinued operations	811	—	893	—
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(1,991)	$(1,089)	$(3,852)	$1,031
Numerator for diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(2,819)	$(1,095)	$(4,795)	$966
Income (loss) from discontinued operations	17	6	50	43
Gain from discontinued operations	811	—	893	—
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(1,991)	$(1,089)	$(3,852)	$1,009
Denominator for basic and diluted earnings per HPU share:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15	15	15
Basic earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(187.93)	$(73.00)	$(319.66)	$65.80
Income (loss) from discontinued operations	1.13	0.40	3.33	2.93
Gain from discontinued operations	54.07	—	59.53	—
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(132.73)	$(72.60)	$(256.80)	$68.73
Diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(187.93)	$(73.00)	$(319.66)	$64.40
Income (loss) from discontinued operations	1.13	0.40	3.33	2.87
Gain from discontinued operations	54.07	—	59.53	—
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(132.73)	$(72.60)	$(256.80)	$67.27

For the three and six months ended June 30, 2012 and 2011, the following shares were anti-dilutive ($ in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Joint venture shares	298	298	298	—
Stock options	—	44	—	44

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

The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2012
Recurring basis:
Derivative assets	$8,660	$—	$8,660	$—
Non-recurring basis:
Impaired loans	$93,100	$—	$—	$93,100
Impaired net lease assets	$5,235	$—	$—	$5,235
As of December 31, 2011
Recurring basis:
Derivative liabilities	$2,373	$—	$2,373	$—
Non-recurring basis:
Impaired loans	$271,968	$—	$—	$271,968
Impaired OREO	$43,660	$—	$—	$43,660

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following table provides quantitative information about Level 3 fair value measures of the Company's non-recurring financial and non-financial assets ($ in thousands):

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value as of June 30, 2012	Valuation Technique(s)	Unobservable Input	Weighted Average
Impaired loans—income producing properties	$93,100	Discounted cash flow	Discount rate	9.9%
			Capitalization rate	8.5%
			Average annual percentage market rate growth	1.7%
			Average annual increase in occupancy	2.2%
Impaired net lease assets—income producing properties	5,235	Discounted cash flow	Discount rate	10.5%
			Capitalization rate	8.5%
			Average annual percentage market rate growth	2.5%
			Average annual increase in occupancy	12.4%
Total	$98,335

The book and estimated fair values of financial instruments were as follows ($ in thousands)(1):

	As of
	June 30, 2012		December 31, 2011
	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Loans and other lending investments, net	$2,300,810	$2,318,406	$2,860,762	$2,786,595
Financial liabilities:
Debt obligations, net	$5,603,939	$5,582,526	$5,837,540	$5,495,197

Explanatory Note:
_______________________________________________________________________________

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

Given the nature of certain assets and liabilities, clearly determinable market based valuation inputs are often not available, therefore, these assets and liabilities are valued using internal valuation techniques. Subjectivity exists with respect to these internal valuation techniques, therefore, the fair values disclosed may not ultimately be realized by the Company if the assets were sold or the liabilities were settled with third parties. The methods the Company used to estimate the fair values presented in the three tables above are described more fully below for each type of asset and liability.

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

Impaired loans—The Company's loans identified as being impaired are nearly all collateral dependent loans and are evaluated for impairment by comparing the estimated fair value of the underlying collateral, less costs to sell, to the carrying value of each loan. Due to the nature of the individual properties collateralizing the Company's loans, the Company generally uses a discounted cash flow methodology through internally developed valuation models to estimate the fair value of the collateral. This approach requires the Company to make judgments in respect to significant unobservable inputs, which may include discount rates, capitalization rates and the timing and amounts of estimated future cash flows. For income producing properties, cash flows generally include property revenues, operating costs and capital expenditures that are based on current observable market rates and estimates for market rate growth and occupancy levels. For other real estate, cash flows may include lot and unit sales that are based on current observable market rates and estimates for annual revenue growth, operating costs and costs of completion and the remaining inventory sell out periods. In more limited cases, the Company obtains external "as is" appraisals for loan collateral, generally when third party participations exist, and appraised values may be discounted when real estate markets rapidly deteriorate.

Impaired OREO assets—If the Company determines an OREO asset is impaired it records an impairment charge to adjust the asset to its estimated fair market value less costs to sell. Due to the nature of the individual properties in the OREO portfolio, the Company generally uses a discounted cash flow methodology through internally developed valuation models to estimate the fair value of the assets. This approach requires the Company to make judgments with respect to significant unobservable inputs, which may include discount rates, capitalization rates and the timing and amounts of estimated future cash flows. For income producing properties, cash flows generally include property revenues, operating costs and capital expenditures that are based on current observable market rates and estimates for market rate growth and occupancy levels. For other real estate, cash flows may include lot and unit sales that are based on current observable market rates and estimates for annual market rate growth, operating costs and costs of completion and the remaining inventory sell out periods. In more limited cases, the Company obtains external "as is" appraisals for real estate assets and appraised values may be discounted when real estate markets rapidly deteriorate. In some cases, if the Company is under contract to sell an asset it will mark the asset to the contracted sales price less costs to sell.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 16—Segment Reporting

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Real Estate Lending	Net Leasing	Real Estate Investment	Corporate/ Other(1)	Company Total
Three Months Ended June 30, 2012:
Total revenue(2)	$43,244	$37,928	$14,756	$793	$96,721
Earnings from equity method investments	—	649	8,070	9,701	18,420
Income from sales of residential property	—	—	13,266	—	13,266
Operating costs	(1,512)	(4,965)	(22,425)	(2,394)	(31,296)
Direct segment profit	$41,732	$33,612	$13,667	$8,100	$97,111
Allocated interest expense	(35,129)	(24,513)	(29,347)	(5,485)	(94,474)
Allocated general and administrative(3)	(3,741)	(2,639)	(3,126)	(6,839)	(16,345)
Segment profit (loss)(4)	$2,862	$6,460	$(18,806)	$(4,224)	$(13,708)
Other significant non-cash items:
Provision for loan losses	$26,531	$—	$—	$—	$26,531
Impairment of assets	$—	$6,150	$1,346	$—	$7,496
Depreciation and amortization	$—	$11,828	$4,690	$442	$16,960
Capitalized expenditures	$—	$2,693	$18,942	$—	$21,635
Three Months Ended June 30, 2011:
Total revenue(2)	$80,848	$37,641	$6,687	$250	$125,426
Earnings from equity method investments	—	631	(5,450)	23,950	19,131
Operating costs	935	(4,384)	(18,002)	(1,394)	(22,845)
Direct segment profit (loss)	$81,783	$33,888	$(16,765)	$22,806	$121,712
Allocated interest expense	(47,557)	(21,713)	(19,964)	(6,519)	(95,753)
Allocated general and administrative(3)	(5,416)	(2,589)	(2,274)	(11,106)	(21,385)
Segment profit (loss)(4)	$28,810	$9,586	$(39,003)	$5,181	$4,574
Other significant non-cash items:
Provision for loan losses	$10,350	$—	$—	$—	$10,350
Impairment of assets	$—	$—	$2,764	$—	$2,764
Depreciation and amortization	$—	$12,689	$1,804	$518	$15,011
Capitalized expenditures	$—	$2,736	$8,970	$—	$11,706
Six Months Ended June 30, 2012:
Total revenue(2)	$80,513	$76,408	$29,150	$2,619	$188,690
Earnings from equity method investments	—	1,295	14,195	37,716	53,206
Income from sales of residential property	—	—	19,999	—	19,999
Operating costs	(2,427)	(8,127)	(44,498)	(1,934)	(56,986)
Direct segment profit	$78,086	$69,576	$18,846	$38,401	$204,909
Allocated interest expense	(69,373)	(46,077)	(54,120)	(10,248)	(179,818)
Allocated general and administrative(3)	(8,320)	(5,653)	(6,490)	(14,061)	(34,524)

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Segment profit (loss)(4)	$393	$17,846	$(41,764)	$14,092	$(9,433)
Other significant non-cash items:
Provision for loan losses	$44,031	$—	$—	$—	$44,031
Impairment of assets	$—	$19,700	$3,850	$(550)	$23,000
Depreciation and amortization	$—	$23,948	$8,440	$1,087	$33,475
Capitalized expenditures	$—	$2,988	$29,726	$—	$32,714
Six Months Ended June 30, 2011:
Total revenue(2)	$141,983	$75,754	$14,149	$1,095	$232,981
Earnings from equity method investments	—	1,269	(5,450)	48,245	44,064
Operating costs	(315)	(8,670)	(35,789)	(2,866)	(47,640)
Direct segment profit (loss)	$141,668	$68,353	$(27,090)	$46,474	$229,405
Allocated interest expense	(84,322)	(36,731)	(33,046)	(10,747)	(164,846)
Allocated general and administrative(3)	(10,892)	(4,946)	(4,269)	(21,523)	(41,630)
Segment profit (loss)(4)	$46,454	$26,676	$(64,405)	$14,204	$22,929
Other significant non-cash items:
Provision for loan losses	$21,230	$—	$—	$—	$21,230
Impairment of assets	$—	$—	$3,381	$873	$4,254
Depreciation and amortization	$—	$25,214	$3,554	$1,056	$29,824
Capitalized expenditures	$—	$4,902	$15,966	$—	$20,868
As of June 30, 2012
Total assets	$2,333,405	$1,683,703	$2,058,264	$1,110,840	$7,186,212
As of December 31, 2011
Total assets	$2,892,240	$1,837,425	$1,982,420	$805,752	$7,517,837

Explanatory Notes:
_______________________________________________________________________________

(1)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company's joint venture investments and strategic investments that are not related to the other reportable segments above, including the Company's equity investment in LNR of $176.6 million and $159.8 million, as of June 30, 2012 and December 31, 2011, respectively, and the Company's share of equity in earnings from LNR of $8.7 million and $20.8 million, for the three and six months ended June 30, 2012, respectively, and $10.1 million and $24.1 million for the three and six months ended June 30, 2011. See Note 7 for further details on the Company's investment in LNR and summarized financial information of LNR.

(2)
Total revenue represents all revenue earned during the period related to the assets in each segment. Revenue from the Real Estate Lending segment primarily represents interest income, revenue from the Net Leasing segment primarily represents operating lease income and revenue from Real Estate Investment primarily represents operating revenues from REHI properties.

(3)
General and administrative excludes stock-based compensation expense of $3.4 million and $8.1 million for the three and six months ended June 30, 2012, respectively, and $4.3 million and $8.5 million for the three and six months ended June 30, 2011 respectively.

(4)	The following is a reconciliation of segment profit (loss) to income (loss) from continuing operations ($ in thousands):

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Segment profit (loss)	$(13,708)	$4,574	$(9,433)	$22,929
Less: Provision for loan losses	(26,531)	(10,350)	(44,031)	(21,230)
Less: Impairment of assets	(7,496)	(2,764)	(23,000)	(4,254)
Less: Stock-based compensation expense	(3,447)	(4,314)	(8,113)	(8,469)
Less: Depreciation and amortization	(16,960)	(15,011)	(33,475)	(29,824)
Less: Income tax (expense) benefit	(3,477)	2,675	(4,748)	(8,377)
Less: Income from sales of residential property	(13,266)	—	(19,999)	—
Add: Gain (loss) on early extinguishment of debt, net	(4,868)	(1,047)	(3,164)	105,556
Income (loss) from continuing operations	$(89,753)	$(26,237)	$(145,963)	$56,331

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

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

Executive Overview

For the quarter ended June 30, 2012, we recorded a net loss allocable to common shareholders of $(59.0) million, compared to a loss of $(35.5) million for the same period last year. Results for the prior year included $26.3 million of interest income associated with the one-time resolution of two nonperforming loans. In addition, the year-over-year change is primarily due to lower revenue from a smaller overall asset base and higher provisions for loan losses and impairments of assets of $34.0 million in the current quarter compared to $13.1 million in the same period last year. Offsetting these declines, were gains from discontinued operations of $24.9 million, and income from sales of residential property units of $13.3 million, as well as a decrease in general and administrative costs from $25.7 million to $19.8 million period to period.

During the quarter ended June 30, 2012, we generated a total of $555.4 million in proceeds from our portfolio, comprised primarily of $185.8 million in loan principal repayments, $117.0 million primarily from residential unit sales of OREO assets, $136.2 million from sales of net lease assets, $57.0 million from loan sales and $59.4 million from other investments. During the quarter, we funded a total of $39.7 million in new and pre-existing investments. In addition, we issued $275.0 million of 9.0% senior unsecured notes due 2017 that were sold at 98.012% of their principal amount. Interest expense for the quarter reflects an increased cost of capital as a result of the 2012 Secured Credit Facility and the $275.0 million unsecured debt issuance. While these refinancings better align our asset and liability maturity profiles and evidence our ability to access the unsecured debt markets, the higher cost of capital will continue to impact future earnings. In the near term, we expect to selectively pursue asset sales where we feel full value can be realized or should we require additional liquidity. We also expect to continue to strengthen our balance sheet through deleveraging and will make additional investments in our real estate portfolio to maximize its value.

As of June 30, 2012, we had $463.0 million of refinancing proceeds in restricted cash, reserved for the repayment of indebtedness, and $243.8 million of available cash, totaling $706.9 million, which is sufficient to repay the total $469.2 million of debt maturing in 2012. We have also satisfied all minimum amortization requirements on the A-1 Tranches for both our 2011 and 2012 Secured Credit Facilities through December 31, 2012.
Results of Operations for the Three Months Ended June 30, 2012 compared to the Three Months Ended June 30, 2011

	For the Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(in thousands)
Interest income	$36,448	$80,185	$(43,737)	(55)%
Operating lease income	37,928	37,642	286	1%
Other income	22,345	7,599	14,746	>100%
Total revenue	$96,721	$125,426	$(28,705)	(23)%
Interest expense	$94,474	$95,753	$(1,279)	(1)%
Operating costs—net lease assets	4,965	4,384	581	13%
Operating costs—REHI and OREO	22,424	18,002	4,422	25%
Depreciation and amortization	16,960	15,011	1,949	13%
General and administrative	19,792	25,699	(5,907)	(23)%
Provision for loan losses	26,531	10,350	16,181	>100%
Impairment of assets	7,496	2,764	4,732	>100%
Other expense	3,907	459	3,448	>100%
Total costs and expenses	$196,549	$172,422	$24,127	14%
Gain (loss) on early extinguishment of debt, net	(4,868)	(1,047)	(3,821)	>100
Earnings from equity method investments	18,420	19,131	(711)	(4)%
Income tax (expense) benefit	(3,477)	2,675	(6,152)	>100%
Income (loss) from discontinued operations	507	217	290	>100%
Gain from discontinued operations	24,851	—	24,851	100%
Income from sales of residential property	13,266	—	13,266	100%
Net income (loss)	$(51,129)	$(26,020)	$(25,109)	>100%

Revenue—Interest income decreased partially due to $26.3 million of interest recorded during the three months ended June 30, 2011, on certain nonperforming loans that were resolved, including interest not previously recorded due to the loans being on non-accrual status. The remaining decrease was also due to a decline in the average balance of performing loans to $1.81 billion for the three months ended June 30, 2012 from $2.80 billion for the same period in 2011. The decrease in performing loans was primarily due to loan repayments and sales as well as performing loans moving to non-performing status (see Risk Management below). For the three months ended June 30, 2012, performing loans generated a weighted average effective yield of 7.60% as compared to 7.33% in 2011.

As of June 30, 2012, net lease assets were 91.0% leased with a weighted average remaining lease term of 12.2 years compared to 89.3% leased with a remaining lease term of 12.2 years as of June 30, 2011. For the three months ended June 30, 2012, occupied net lease assets generated a weighted average yield of 9.3% compared to 9.6% during 2011, while total net lease assets generated a weighted average effective yield of 8.4% during both periods.

Within other income, revenue from REHI assets increased to $14.8 million during the three months ended June 30, 2012 from $6.7 million in the same period of 2011 due to additional REHI assets acquired during the last 12 months. In addition, during the three months ended June 30, 2012, we recorded income of $6.4 million related to the sale of loans.

Costs and expenses—Provisions recorded during the three months ended June 30, 2012 included higher specific reserves on non-performing loans relative to the prior year; however, these were offset by a reduction in the general reserve primarily due to a reduction in the balance of performing loans outstanding during the current quarter.

Impairments of assets for the three months ended June 30, 2012, primarily consisted of a $6.2 million impairment on a net lease asset, caused by a change in the business strategy for this asset, and approximately $1.3 million on OREO assets. For the three months ended June 30, 2011, impairments of assets included $2.8 million on OREO assets.

Operating costs for REHI and OREO assets were greater during the three months ended June 30, 2012, primarily due to an increase in the number of properties held during the respective periods. In addition, other expense increased during the three months ended June 30, 2012, primarily due to increased legal costs on loans and a $2.0 million charge related to a settlement agreement on a shareholder litigation matter.

General and administrative expenses decreased primarily due to lower payroll and employee related costs resulting from staffing reductions.

Interest expense decreased primarily due to a lower average outstanding balance of our debt which declined to $5.76 billion for the three months ended June 30, 2012 from $6.71 billion for the three months ended June 30, 2011. This decrease was offset by higher interest rates on our 2012 Secured Credit Facility as well as our $275.0 million of 9.0% senior unsecured notes issued in May 2012. Our weighted average effective cost of debt increased to 6.51% for the three months ended June 30, 2012 as compared to 5.70% during the same period in 2011.

Gain on early extinguishment of debt, net—During the three months ended June 30, 2012, we repurchased $191.5 million aggregate principal amount of convertible notes due October 2012, repaid $225.7 million of the 2011 Tranche A-1 Facility and repaid $81.4 million of the 2012 Tranche A-1 Facility. In connection with these repayments and repurchases prior to maturity, we recorded a net loss on early extinguishment of debt of $4.9 million, primarily related to the write-off of unamortized deferred financing fees. Losses related to the write-off of deferred financing fees were lower during 2011 due to fewer early repayments of debt in that quarter.

Earnings from equity method investments—Earnings from equity methods investments declined year over year primarily due to the sale of our interests in Oak Hill Advisors and related entities in October of 2011, which generated $6.1 million of income during the three months ended June 30, 2011, as well as from a $6.5 million reduction in earnings from our investments in the Madison Funds. These losses were offset primarily by $10.2 million of income from sales of residential properties included in earnings from certain equity method investments during the three months ended June 30, 2012.

Income tax expense—During the three months ended June 30, 2012, certain of our taxable REIT subsidiaries generated income, primarily from earnings from equity method investments, that was in excess of net operating losses. During the three months ended June 30, 2011, we recognized income tax benefits from net operating losses that were expected to be realized by our TRS entities.

Discontinued operations—Income (loss) from discontinued operations includes operating results from net lease assets sold prior to June 30, 2012. During the three months ended June 30, 2012, we sold net lease assets, including a portfolio of 12 net lease assets, with an aggregate carrying value of $111.4 million and recorded a gain of $24.9 million.

Income from sales of residential property—During the three months ended June 30, 2012, we sold OREO assets with a carrying value of $104.9 million, primarily comprised of sales of residential property units for which we recorded income of $13.3 million.

Results of Operations for the Six Months Ended June 30, 2012 compared to the Six Months Ended June 30, 2011

	For the Six Months Ended June 30,
	2012	2011	$ Change	% Change
	(in thousands)
Interest income	$73,651	$140,953	$(67,302)	(48)%
Operating lease income	76,408	75,755	653	1%
Other income	38,631	16,273	22,358	>100%
Total revenue	$188,690	$232,981	$(44,291)	(19)%
Interest expense	$179,818	$164,846	$14,972	9%
Operating costs—net lease assets	8,128	8,670	(542)	(6)%
Operating costs—REHI and OREO	44,498	35,789	8,709	24%
Depreciation and amortization	33,475	29,824	3,651	12%
General and administrative	42,637	50,099	(7,462)	(15)%
Provision for loan losses	44,031	21,230	22,801	>100%
Impairment of assets	23,000	4,254	18,746	>100%
Other expense	4,360	3,181	1,179	37%
Total costs and expenses	$379,947	$317,893	$62,054	20%
Gain (loss) on early extinguishment of debt, net	(3,164)	105,556	(108,720)	>100%
Earnings from equity method investments	53,206	44,064	9,142	21%
Income tax (expense) benefit	(4,748)	(8,377)	3,629	43%
Income (loss) from discontinued operations	1,530	1,553	(23)	1%
Gain from discontinued operations	27,257	—	27,257	100%
Income from sales of residential property	19,999	—	19,999	100%
Net income (loss)	$(97,177)	$57,884	$(155,061)	>100%

Revenue—The decrease in interest income is partially due to a decline in the average balance of performing loans to $1.89 billion for the six months ended June 30, 2012 from $2.93 billion for the same period in 2011. The decrease in performing loans was primarily due to loan repayments and sales as well as performing loans moving to non-performing status (see Risk Management below). For the six months ended June 30, 2012, performing loans generated a weighted average effective yield of 7.31% as compared to 7.50% in 2011. Additionally, during the six months ended June 30, 2011, we recorded $26.3 million of interest income related to certain nonperforming loans that were resolved, including interest not previously recorded due to the loans being on non-accrual status.

As of June 30, 2012, net lease assets were 91.0% leased with a weighted average remaining lease term of 12.2 years compared to 89.3% leased with a remaining lease term of 12.2 years as of June 30, 2011. For the six months ended June 30, 2012, occupied net lease assets generated a weighted average yield of 9.9% compared to 9.3% during 2011, while total net lease assets generated a weighted average effective yield of 8.9% during 2012 compared to 8.2% during 2011.

Within other income, revenue from REHI assets increased to $29.2 million during the six months ended June 30, 2012 from $14.1 million in the same period of 2011 due to additional REHI assets acquired during the last 12 months. In addition, during the six months ended June 30, 2012, we recorded income of $6.4 million related to the sale of loans.

Costs and expenses—Provisions recorded during the six months ended June 30, 2012 included higher specific reserves on non-performing loans relative to the prior year as well as a reduction in the general reserve primarily due to a reduction in the balance of performing loans outstanding during that year.

Impairments of assets for the six months ended June 30, 2012 consisted primarily of $19.7 million of impairments on net lease assets driven primarily by changes in business strategy for these assets, and $3.9 million on OREO assets. For the six months ended June 30, 2011, impairments consisted of $3.4 million on OREO assets and $0.9 million on equity investments.

Interest expense increased primarily due to higher interest rates on our 2011 and 2012 Secured Credit Facilities as well as the $275.0 million of 9.0% senior unsecured notes issued in May 2012. This increase was partially offset by lower average outstanding borrowings. Our weighted average effective cost of debt increased to 6.22% for the six months ended June 30, 2012 as compared to 4.82% during the same period in 2011. The average outstanding balance of debt declined to $5.75 billion for the six months ended June 30, 2012 from $6.86 billion for the six months ended June 30, 2011.

Operating costs for REHI and OREO were greater during the six months ended June 30, 2012 primarily due to an increase in the number of properties held during the respective periods. In addition, due to the increase in REHI assets held during the respective period, depreciation and amortization expenses increased period to period. Other expense increased during the six months ended June 30, 2012, primarily due to a $2.0 million charge related to a settlement agreement on a shareholder litigation matter.

General and administrative expenses decreased primarily due to lower payroll and employee related costs resulting from staffing reductions.

Gain on early extinguishment of debt, net—During the six months ended June 30, 2012, we repurchased $315.6 million aggregate principal amount of convertible notes due October 2012, fully repaid the $243.7 million remaining balance on our unsecured credit facility due in June 2012, repaid $315.5 million on the 2011 Tranche A-1 Facility, repaid $81.4 million of the 2012 Tranche A-1 Facility, and repurchased $96.3 million par value of senior unsecured notes. In connection with these repayments and repurchases prior to maturity, we recorded a net loss on early extinguishment of debt of $3.2 million related to the write-off of deferred financing fees.

During the same period in 2011, we fully redeemed the $312.3 million remaining principal amount of 10% senior secured notes due June 2014 and recorded a $109.0 million gain on early extinguishment of debt. This was partially offset by losses on extinguishment of debt related to the write-off of unamortized deferred financing fees resulting from repayments of our secured credit facilities and the 2011 Tranche A-1 facility.

Earnings from equity method investments—Earnings from equity method investments increased during the six months ended June 30, 2012, primarily due to $18.2 million of income from sales of residential properties included in earnings from certain equity method investments.  This increase was offset by the sale of our interests in Oak Hill Advisors and related entities in October of 2011, which generated $7.7 million of income during the six months ended June 30, 2011.

Income tax expense—Income tax expense for the six months ended June 30, 2012 declined from the same period in the prior year primarily due to the utilization of net operating loss carry forwards to offset income generated by our taxable REIT subsidiaries.

Discontinued operations—Income (loss) from discontinued operations includes operating results from net lease assets sold prior to June 30, 2012. During the six months ended June 30, 2012, we sold net lease assets with a carrying value of $115.5 million and recorded a gain of $27.3 million.

Income from sales of residential property—During the six months ended June 30, 2012, we sold OREO assets with a carrying value of $149.7 million, primarily comprised of sales of residential property units for which we recorded income of $20.0 million.

Adjusted income and Adjusted EBITDA

In addition to net income (loss), we use Adjusted income and Adjusted EBITDA to measure our operating performance. Adjusted income represents net income allocable to common shareholders, prior to the effect of provision for depreciation and amortization, provisions for loan losses, impairment of assets, stock-based compensation, and the gain (loss) on early extinguishment of debt. Adjusted EBITDA represents net income (loss) plus the sum of interest expense, income taxes, depreciation and amortization, provision for loan losses, impairment of assets and stock-based compensation expense, less the gain/loss on early extinguishment of debt.

We believe Adjusted income and Adjusted EBITDA are useful measures to consider, in addition to net income (loss), as they may help investors evaluate our core operating performance prior to certain non-cash items.

Adjusted income and Adjusted EBITDA should be examined in conjunction with net income (loss) as shown in our Consolidated Statements of Operations. Adjusted income and Adjusted EBITDA should not be considered as an alternative to net income (loss) (determined in accordance with GAAP), as an indicator of our performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor are Adjusted income and Adjusted EBITDA indicative of funds available to fund our cash needs or available for distribution to shareholders. Rather, Adjusted income and Adjusted EBITDA are additional measures for us to use to analyze how our business is performing. It should be noted that our manner of calculating Adjusted income and Adjusted EBITDA may differ from the calculations of similarly-titled measures by other companies.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Adjusted income
Net income (loss) allocable to common shareholders	$(58,996)	$(35,525)	$(113,789)	$33,640
Add: Depreciation and amortization (1)	17,180	16,133	34,418	32,065
Add: Provision for loan losses	26,531	10,350	44,031	21,230
Add: Impairment of assets (2)	7,496	2,764	23,520	4,228
Add: Stock-based compensation expense	3,447	4,314	8,113	8,469
Less: (Gain)/loss on early extinguishment of debt, net	4,868	1,047	3,164	(105,556)
Less: HPU/Participating Security allocation	(1,943)	(1,029)	(3,708)	2,879
Adjusted income (loss) allocable to common shareholders	$(1,417)	$(1,946)	$(4,251)	$(3,045)
Explanatory Notes:
_______________________________________________________________________________

(1)
For the three and six months ended June 30, 2012, depreciation and amortization includes $220 and $943, respectively, of depreciation and amortization reclassified to discontinued operations. For the three and six months ended June 30, 2011, depreciation and amortization includes $1,122 and $2,241, respectively, of depreciation and amortization reclassified of discontinued operations.

(2)	For the six months ended June 30, 2012 and 2011, impairment of assets includes $520 and $(26), respectively, of impairment of assets reclassified to discontinued operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Adjusted EBITDA
Net income (loss)	$(51,129)	$(26,020)	$(97,177)	$57,884
Add: Interest expense(1)	94,739	96,772	180,882	166,406
Add: Income tax expense (benefit)	3,477	(2,675)	4,748	8,377
Add: Depreciation and amortization(2)	17,180	16,133	34,418	32,065
EBITDA	$64,267	$84,210	$122,871	$264,732
Add: Provision for loan losses	26,531	10,350	44,031	21,230
Add: Impairment of assets(3)	7,496	2,764	23,520	4,228
Add: Stock-based compensation expense	3,447	4,314	8,113	8,469
Less: (Gain)/loss on early extinguishment of debt, net	4,868	1,047	3,164	(105,556)
Adjusted EBITDA	$106,609	$102,685	$201,699	$193,103

Explanatory Notes:
_______________________________________________________________________________

(1)
For the three and six months ended June 30, 2012, interest expense includes $265 and $1,064, respectively, of interest expense reclassified to discontinued operations. For the three and six months ended June 30, 2011, interest expense includes $1,019 and $1,560, respectively, of interest expense reclassified to discounted operations.

(2)
For the three and six months ended June 30, 2012, depreciation and amortization includes $220 and $943, respectively, of depreciation and amortization reclassified to discontinued operations. For the three and six months ended June 30, 2011, depreciation and amortization includes $1,122 and $2,241, respectively, of depreciation and amortization reclassified of discontinued operations.

(3)	For the six months ended June 30, 2012 and 2011, impairment of assets includes $520 and $(26), respectively, of impairment of assets reclassified to discontinued operations.

Risk Management

Loan Credit Statistics—The table below summarizes our non-performing loans, watch list loans and the reserves for loan losses associated with our loans ($ in thousands):

	As of
	June 30, 2012	December 31, 2011
Non-performing loans
Carrying value(1)	$638,970	$771,196
As a percentage of total carrying value of loans	28.0%	27.1%
Watch list loans
Carrying value	$75,001	$136,006
As a percentage of total carrying value of loans	3.3%	4.8%
Reserve for loan losses
Total reserve for loan losses	$563,786	$646,624
As a percentage of total loans before loan loss reserves	19.8%	18.5%
Non-performing loan asset-specific reserves for loan losses	$491,286	$557,129
As a percentage of gross carrying value of non-performing loans	43.5%	41.9%

Explanatory Note:
_______________________________________________________________________________

(1)	As of June 30, 2012 and December 31, 2011, carrying values of non-performing loans are net of asset-specific reserves for loan losses of $491.3 million and $557.1 million, respectively.

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of June 30, 2012, we had non-performing loans with an aggregate carrying value of $639.0 million. Our non-performing loans decreased during the six months ended June 30, 2012, primarily due to transfers of non-performing loans to REHI and OREO.

Watch List Loans—During our quarterly loan portfolio assessments, loans are put on the watch list if deteriorating performance indicates they warrant a higher degree of monitoring and senior management attention. As of June 30, 2012, we had one loan on the watch list with a carrying value of $75.0 million.

Reserve for Loan Losses—The reserve for loan losses was $563.8 million as of June 30, 2012, or 19.8% of the gross carrying value of total loans, compared to $646.6 million or 18.5% at December 31, 2011. The change in the balance of the reserve was the result of $44.0 million of provisioning for loan losses, reduced by $126.9 million of charge-offs during the six months ended June 30, 2012. Due to the continued volatility of the commercial real estate market, the process of estimating collateral values and reserves require us to use significant judgment. We currently believe there is adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of June 30, 2012, asset-specific reserves decreased to $507.0 million compared to $573.1 million at December 31, 2011, primarily due to charge-offs on assets that were sold or transferred to REHI and OREO. The decrease was partially offset by additional reserves established on new non-performing loans.

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

The general reserve decreased to $56.8 million or 3.3% of the gross carrying value of performing loans as of June 30, 2012, compared to $73.5 million or 3.4% of the gross carrying value of performing loans at December 31, 2011. The weighted average risk ratings of performing loans improved to 3.16 as of June 30, 2012 compared to 3.29 as of December 31, 2011.

Real Estate Held for Investment, net and Other Real Estate Owned—REHI and OREO consist of properties acquired through foreclosure or by deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans. Properties are designated as REHI or OREO depending on our strategic plan to realize the maximum value from the collateral received. When we intend to hold, operate or develop the property for a period of at least 12 months, assets are classified as REHI, and when we intend to market these properties for sale in the near term, assets are classified as OREO. As of June 30, 2012 we had $1.25 billion of assets classified as REHI and $722.2 million as OREO. During the three and six months ended June 30, 2012, we recorded impairment charges of $1.3 million and $3.9 million, respectively, on OREO assets due to changing market conditions. The continued volatility of the commercial real estate market requires us to use significant judgment in estimating fair values of REHI and OREO properties at the time of transfer and thereafter when events or circumstances indicate there may be a potential impairment. Additionally, we will continue to incur holding and operating costs related to REHI and OREO assets while they are being marketed for sale or redeveloped and repositioned. The aggregate net operating and holding costs for REHI and OREO assets for the three and six months ended June 30, 2012 was $7.7 million and $15.3 million, respectively.

Risk concentrations—As of June 30, 2012, our total investment portfolio was comprised of the following property/collateral types ($ in thousands)(1):

Property/Collateral Types	Performing Loans	Net Lease Assets	Non- performing Loans	REHI	OREO	Total	% of Total
Land	$199,712	$55,997	$195,785	$815,195	$107,178	$1,373,867	21.8%
Apartment / Residential	383,818	—	84,207	29,933	465,120	963,078	15.3%
Office	114,597	464,757	35,639	68,998	2,616	686,607	10.9%
Industrial / R&D	87,492	462,889	7,874	48,525	—	606,780	9.6%
Retail	250,249	53,086	135,742	81,871	61,689	582,637	9.2%
Entertainment / Leisure	40,101	420,128	79,182	—	253	539,664	8.6%
Hotel	243,180	93,256	94,196	33,647	24,439	488,718	7.7%
Mixed Use / Mixed Collateral	235,448	—	—	171,512	60,872	467,832	7.4%
Other property types	164,043	—	6,345	—	—	170,388	2.7%
Other Investments	—	—	—	—	—	427,501	6.8%
Total	$1,718,640	$1,550,113	$638,970	$1,249,681	$722,167	$6,307,072	100.0%
Explanatory Note:
_______________________________________________________________________________

(1)	Based on the carrying value of our total investment portfolio gross of general loan loss reserves.

As of June 30, 2012, our total investment portfolio had the following characteristics by geographical region ($ in thousands):

Geographic Region	Carrying Value(1)	% of Total
West	$1,533,768	24.4%
Northeast	1,161,873	18.4%
Southeast	898,679	14.2%
Southwest	798,354	12.7%
Mid-Atlantic	624,219	9.9%
Various	404,954	6.4%
International (2)	352,640	5.6%
Central	329,758	5.2%
Northwest	202,827	3.2%
Total	$6,307,072	100.0%
Explanatory Notes:
_______________________________________________________________________________

(1)	Based on the carrying value of our total investment portfolio gross of general loan loss reserves.

(2)	Includes $221.8 million of European assets.

Liquidity and Capital Resources

During the quarter ended June 30, 2012, we generated a total of $555.4 million in proceeds from our portfolio, comprised primarily of $185.8 million in loan principal repayments, $117.0 million primarily from residential unit sales of OREO assets, $136.2 million from sales of net lease assets, $57.0 million from loan sales and $59.4 million from other investments. We also funded a total of $39.7 million in new and pre-existing investments. In addition, we issued $275.0 million of 9.0% senior unsecured notes due 2017 that were sold at 98.012% of their principal amount.

As of June 30, 2012, our debt maturities and minimum amortization requirements due in the next 12 months include $970.9 million of unsecured debt and $699.9 million of secured debt. We have met the minimum required amortization payments due through December 31, 2012 on our secured facilities and expect to primarily use proceeds from repayments and sales of a portion of the $3.79 billion of collateral pledged under our secured debt to meet the amortization and maturities due under such debt during the first half of 2013.
As of June 30, 2012, we had $463.0 million of refinancing proceeds in restricted cash, reserved for the repayment of indebtedness, and $243.8 million of available cash, totaling $706.9 million, which is sufficient to repay the $469.2 million of remaining debt maturities in 2012. Our other capital sources to meet our remaining $501.7 million of unsecured debt maturities in the next 12 months will primarily include debt refinancings, proceeds from unencumbered asset sales and loan repayments from borrowers, and may include equity capital raising transactions. As of June 30, 2012, we had unencumbered assets, excluding cash and other assets, with a carrying value of approximately $2.40 billion. Based on the dynamic nature of our assets and our liquidity plan and the time frame in which we need to generate liquidity, the specific assets, nature of the transactions, timing and amount of asset sales and refinancing transactions could vary and are subject to factors outside our control and cannot be predicted with certainty. We may also encounter difficulty in finding buyers of assets or executing capital raising strategies on acceptable terms in a timely manner, which could impact our ability to make scheduled repayments on our outstanding debt.
We may adjust our plans in response to changes in our expectations and changes in market conditions. In addition, although there have been early signs of improvement in the commercial real estate and credit markets during the past two years, such markets remain volatile and it is not possible for us to predict whether these trends will continue in the future or to quantify the impact of these or other trends on our financial results. If we fail to repay our obligations as they become due, it would be an event of default under the relevant debt instruments, which could result in a cross-default and acceleration of our other outstanding debt obligations, all of which would have a material adverse effect on our business.

Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of June 30, 2012 (see Note 9 of the Notes to the Consolidated Financial Statements).

	Principal And Interest Payments Due By Period
	Total	Less Than 1 Year	2 - 3 Years(1)	4 - 5 Years(1)	6 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Secured credit facilities	$2,894,673	$646,673	$1,614,000	$634,000	$—	$—
Unsecured notes	1,959,700	501,701	821,874	636,125	—	—
Convertible notes	469,166	469,166	—	—	—	—
Secured term loans	238,425	53,268	—	—	173,613	11,544
Other debt obligations	100,000	—	—	—	—	100,000
Total principal maturities	$5,661,964	$1,670,808	$2,435,874	$1,270,125	$173,613	$111,544
Interest Payable(2)	921,779	345,005	348,291	161,783	38,991	27,709
Operating Lease Obligations	35,786	5,813	9,707	8,979	11,287	—
Total(3)	$6,619,529	$2,021,626	$2,793,872	$1,440,887	$223,891	$139,253

Explanatory Notes:
_______________________________________________________________________________

(1)	Future long-term debt obligations due during the years ending December 31, 2013 and 2014 are $1.91 billion and $1.58 billion, respectively.

(2)	All variable-rate debt assumes a 30-day LIBOR rate of 0.25% (the 30-day LIBOR rate at June 30, 2012).

(3)
We also have issued letters of credit totaling $12.7 million in connection with six of our investments. See Unfunded Commitments below, for a discussion of certain unfunded commitments related to our lending and net lease businesses.

2012 Secured Credit Facilities—In March 2012, we entered into a new $880.0 million senior secured credit agreement providing for two tranches of term loans: a $410.0 million 2012 A-1 tranche due March 2016, which bears interest at a rate of LIBOR + 4.00% (the "2012 Tranche A-1 Facility"), and a $470.0 million 2012 A-2 tranche due March 2017, which bears interest at a rate of LIBOR + 5.75% (the "2012 Tranche A-2 Facility") together the "2012 Secured Credit Facilities." The 2012 A-1 and A-2 tranches were issued at 98.0% of par and 98.5% of par, respectively, and both tranches include a LIBOR floor of 1.25%. Proceeds from the 2012 Secured Credit Facilities were used to repurchase $315.6 million aggregate principal amount of our convertible notes due October 2012, to fully repay the $244.0 million balance on our unsecured credit facility due June 2012, and to repay, upon maturity, $90.3 million outstanding principal balance of our 5.50% senior unsecured notes. As of June 30, 2012, remaining proceeds were included in restricted cash as they are reserved for the repayment of indebtedness.

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

Through June 30, 2012, we have made cumulative amortization repayments of $81.4 million on the 2012 Tranche A-1 Facility, which exceeds the $41.0 million minimum amortization required to be paid by December 31, 2012, leaving $0.6 million to be paid by the next required amortization payment in June 2013. Repayments of the 2012 A-1 Tranche Facility prior to scheduled amortization dates have resulted in losses on early extinguishment of debt of $3.1 million for both the three and six months ended June 30, 2012, related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

2011 Secured Credit Facilities—In March 2011, we entered into a $2.95 billion senior secured credit agreement providing for two tranches of term loans: a $1.50 billion 2011 A-1 tranche due June 2013, which bears interest at a rate of LIBOR + 3.75% (the "2011 Tranche A-1 Facility"), and a $1.45 billion 2011 A-2 tranche due June 2014, which bears interest at a rate of LIBOR + 5.75% (the "2011 Tranche A-2 Facility") together the "2011 Secured Credit Facilities." The 2011 A-1 and A-2 tranches were issued at 99.0% of par and 98.5% of par, respectively, and both tranches include a LIBOR floor of 1.25%.

The 2011 Secured Credit Facilities are collateralized by a first lien on a fixed pool of collateral consisting of loan, net lease, OREO and REHI assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2011 Secured Credit Facilities. Proceeds received for interest, rent, lease payments, fee income and, under certain circumstances, additional amounts funded on assets serving as collateral are retained by us. The 2011 Tranche A-1 Facility requires that aggregate cumulative amortization payments of not less than $200.0 million shall be made on or before December 30, 2011, not less than $450.0 million on or before June 30, 2012, not less than $750.0 million on or before December 31, 2012 and not less than $1.50 billion on or before June 28, 2013. The 2011 Tranche A-2 Facility will begin amortizing six months after the repayment in full of the 2011 Tranche A-1 Facility, such that not less than $150.0 million of cumulative amortization payments shall be made on or before the six month anniversary of repayment of the A-1 Facility, with additional amortization payments of $150.0 million due on or before each six month anniversary thereafter, with any unpaid principal amounts due at maturity in June 2014.

Through June 30, 2012, we have made cumulative amortization repayments of $853.9 million on the 2011 Tranche A-1 Facility, which exceeds the $750.0 million cumulative amortization required to be paid by December 31, 2012 on that facility, leaving $646.1 million to be paid by maturity in June 2013. Repayments of the 2011 A-1 Tranche Facility prior to scheduled amortization dates have resulted in losses on early extinguishment of debt of $2.1 million and $3.1 million for the three and six months ended June 30, 2012, respectively, related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

Secured Term Loans—During the six months ended June 30, 2012, in conjunction with the sale of a portfolio of 12 net lease assets, we repaid the $50.8 million outstanding balances of our LIBOR + 4.50% secured term loans due in 2014 and terminated the related interest rate swaps associated with the loans.

Unsecured Credit Facility—During the six months ended June 30, 2012, we fully repaid the $243.7 million remaining principal balance of our LIBOR + 0.85% unsecured credit facility due June 2012. In connection with the repayments, we recorded a loss on early extinguishment of debt of $0.2 million.

Secured Notes—In January 2011, we fully redeemed the $312.3 million remaining principal balance of its 10% 2014 secured exchange notes and recorded a gain on early extinguishment of debt of $109.0 million primarily related to the recognition of the deferred gain premiums that resulted from a previous debt exchange.

Unsecured Notes—In May 2012, we issued $275.0 million aggregate principal of 9.0% senior unsecured notes due June 2017 that were sold at 98.012% of their principal amount. Proceeds from this transaction are reserved for the repayment of indebtedness and included in "Restricted cash" on our Consolidated Balance Sheet as of June 30, 2012.

During the six months ended June 30, 2012, we repaid, upon maturity, the $169.7 million outstanding principal balance of our 5.15% senior unsecured notes and the $90.3 million outstanding principal balance of our 5.50% senior unsecured notes. In addition, we repurchased $411.9 million par value of senior unsecured notes with various maturities ranging from March 2012 to October 2012. In connection with these repurchases, we recorded aggregate gains on early extinguishment of debt of $0.3 million and $3.2 million, for the three and six months ended June 30, 2012, respectively.

Unencumbered/Encumbered Assets—As of June 30, 2012, the carrying value of our unencumbered and encumbered assets by asset type are as follows ($ in thousands):

	As of June 30, 2012		As of December 31, 2011
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Loans and other lending investments, net (1)	$1,723,459	$634,151	$1,780,591	$1,153,671
Net lease assets, net	1,272,528	277,585	1,173,982	528,782
REHI, net	425,514	824,167	359,597	868,537
OREO	417,011	305,156	177,092	500,366
Other investments	69,740	357,761	37,957	419,878
Cash and other assets	—	935,940	—	590,884
Total	$3,908,252	$3,334,760	$3,529,219	$4,062,118

Explanatory Note:
_______________________________________________________________________________

(1)	As of June 30, 2012 and December 31, 2011, the amounts presented exclude general reserves for loan losses of $56.8 million and $73.5 million, respectively.

Debt Covenants

Our outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness of at least 1.2x and a restriction on debt incurrence based upon the effect of the debt incurrence on our fixed charge coverage ratio. If any of our covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of its debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. While we expect that our ability to incur new indebtedness under the fixed charge coverage ratio will be limited for the foreseeable future, we will continue to be permitted to incur indebtedness for the purpose of refinancing existing indebtedness and for other permitted purposes under the indentures.

Our 2012 Secured Credit Facilities and 2011 Secured Credit Facilities both contain certain covenants, including covenants relating to collateral coverage, dividend payments, restrictions on fundamental changes, transactions with affiliates, matters relating to the liens granted to the lenders and the delivery of information to the lenders. In particular, we are required to maintain collateral coverage of 1.25x outstanding borrowings. In addition, for so long as we maintains our qualification as a REIT, the 2012 Secured Credit Facilities and 2011 Secured Credit Facilities permit us to distribute 100% of our REIT taxable income on an annual basis. We may not pay common dividends if it ceases to qualify as a REIT.

Our 2012 Secured Credit Facilities and 2011 Secured Credit Facilities contain cross default provisions that would allow the lenders to declare an event of default and accelerate our indebtedness to them if the we fail to pay amounts due in respect of our other recourse indebtedness in excess of specified thresholds or if the lenders under such other indebtedness are otherwise permitted to accelerate such indebtedness for any reason. The indentures governing our unsecured public debt securities permit the bondholders to declare an event of default and accelerate our indebtedness to them if our other recourse indebtedness in excess of specified thresholds is not paid at final maturity or if such indebtedness is accelerated.

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

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of June 30, 2012, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans	Net Lease Assets	Strategic Investments	Total
Performance-Based Commitments	$44,038	$17,259	$—	$61,297
Discretionary Fundings	127,948	—	—	127,948
Other	—	—	25,090	25,090
Total	$171,986	$17,259	$25,090	$214,335

Transactions with Related Parties—Prior to our annual stockholders' meeting in May 2012, Glenn August served as a member of our Board of Directors. Mr. August is the president and senior partner of Oak Hill Advisors, L.P.

•	We recorded equity in earnings from our investments in Oak Hill funds of $0.5 million and $3.9 million, respectively, for the three and six months ended June 30, 2012.

•	During the six months ended June 30, 2012, we redeemed our interests in four investments in Oak Hill related entities for $7.8 million of net cash proceeds.

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

Stock Repurchase Program—On May 16, 2012, our Board of Directors approved a stock repurchase program that authorized the repurchase of up to $20.0 million of our Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans.

During the six months ended June 30, 2012, we repurchased 0.8 million shares of our outstanding Common Stock for approximately $4.6 million, at an average cost of $5.69 per share. As of June 30, 2012, we had $16.0 million of Common Stock available to repurchase under our Board authorized stock repurchase programs.

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

A summary of our critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2011 in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of June 30, 2012.

New Accounting Pronouncements—For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see Note 3 of the Notes to the Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in Quantitative and Qualitative Disclosures About Market Risk for the first six months of 2012 as compared to the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2011. See discussion of quantitative and qualitative disclosures about market risk under Item 7a—"Quantitative and Qualitative Disclosures about Market Risk," included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As previously reported, in April 2008, two putative class action complaints were filed in the United States District Court for the Southern District of New York alleging violations of federal securities laws by the Company and certain of its current and former executive officers. Both suits were purportedly filed on behalf of the same putative class of investors who purchased Common Stock in the Company's December 13, 2007 public offering (“Offering”). The two complaints were subsequently consolidated in a single proceeding (the "Citiline Action") and an amended consolidated complaint was filed that named as defendants the Company, certain of its current and former executive officers, and certain investment banks who served as underwriters in the Offering.
On June 4, 2012, we reached an agreement in principle with the plaintiffs' Court-appointed representatives in the Citiline Action to settle the litigation.  Settlement payments will be primarily funded by our insurance carriers. We will contribute $2.0 million to the settlement.
The agreement in principle to settle the Citiline Action is subject to Court approval and a motion for preliminary Court approval is being prepared for filing. The parties to the Citiline Action intend to execute a definitive settlement agreement, including releases of liability in favor of the defendants. Assuming preliminary Court approval is obtained, notice of the settlement would then be mailed to class members and we anticipate that a final hearing would be held in the second half of 2012. Upon final Court approval of the settlement, the Citiline Action will be dismissed in its entirety with prejudice and the settlement will be final.

ITEM 1A.    RISK FACTORS

See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the three months ended June 30, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans(1)
May 1 - May 31, 2012	351,086	$5.72	351,086	$18,634,702
June 1 - June 30, 2012	458,634	$5.67	458,634	$16,033,753
Explanatory Note:
_______________________________________________________________________________

(1)
On May 16, 2012, the Company authorized the repurchase, from time to time, on the open market or otherwise, of up to an additional $20.0 million of its Common Stock at prevailing market prices or at negotiated prices, including pursuant to one or more trading pans. There is no fixed expiration date to this stock repurchase program.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    (REMOVED AND RESERVED)

Not Applicable

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS

a. Exhibits

Exhibit Number	Document Description
4.1
Indenture, between iStar Financial Inc. and U.S. Bank Trust National Association, as trustee, dated as of May 8, 2012 (incorporated by reference from the Company's Current Report on Form 8-K filed on May 11, 2012).

4.2	9.0% Senior Notes due 2017 - Rule 144A Global Note (incorporated by reference from the Company's Current Report on Form 8-K filed on May 11, 2012).
4.3	9.0% Senior Notes due 2017 - Regulation S Global Note (incorporated by reference from the Company's Current Report on Form 8-K filed on May 11, 2012).
10.1
Registration Rights Agreement, by and among iStar Financial Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc. and J.P. Morgan Securities LLC, as the initial purchasers, dated as of May 8, 2012 (incorporated by reference from the Company's Current Report on Form 8-K filed on May 11, 2012).

31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act.
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2012 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets (unaudited) as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2012 and 2011, (iv) the Consolidated Statement of Changes in Equity (unaudited) for the six months ended June 30, 2012, (v) the Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2012 and 2011 and (vi) the Notes to the Consolidated Financial Statements (unaudited).*

Explanatory Notes:
_______________________________________________________________________________

*
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

iSTAR FINANCIAL INC. Registrant
Date:	August 7, 2012	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iSTAR FINANCIAL INC. Registrant
Date:	August 7, 2012	/s/ DAVID M. DISTASO
David M. DiStaso Chief Financial Officer (principal financial and accounting officer)