Form 10-Q
period 2012-09-30
ISTAR FINANCIAL INC
filed 2012-11-09
CIK 1095651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of November 2, 2012, there were 83,647,510 shares of common stock, $0.001 par value per share, of iStar Financial Inc. ("Common Stock") outstanding.

iStar Financial Inc.

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1.    Financial Statements
        iStar Financial Inc.
Consolidated Balance Sheets
(In thousands, except per share data)
(unaudited)

	As of
	September 30, 2012	December 31, 2011
ASSETS
Loans and other lending investments, net	$2,118,723	$2,860,762
Net lease assets, net	1,540,464	1,702,764
Real estate held for investment, net	1,174,955	1,228,134
Other real estate owned	706,715	677,458
Other investments	419,648	457,835
Cash and cash equivalents	284,659	356,826
Restricted cash (see Note 10)	493,386	32,630
Accrued interest and operating lease income receivable, net	12,982	20,208
Deferred operating lease income receivable	81,416	73,368
Deferred expenses and other assets, net	107,471	107,852
Total assets	$6,940,419	$7,517,837
LIABILITIES AND EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$136,658	$105,357
Debt obligations, net	5,388,860	5,837,540
Total liabilities	$5,525,518	$5,942,897
Commitments and contingencies	—	—
Redeemable noncontrolling interests	14,208	1,336
Equity:
iStar Financial Inc. shareholders' equity:
Preferred Stock Series D, E, F, G and I, liquidation preference $25.00 per share (see Note 12)	22	22
High Performance Units	9,800	9,800
Common Stock, $0.001 par value, 200,000 shares authorized, 142,556 issued and 83,639 outstanding at September 30, 2012 and 140,028 issued and 81,920 outstanding at December 31, 2011	142	140
Additional paid-in capital	3,829,925	3,834,460
Retained earnings (deficit)	(2,270,258)	(2,078,397)
Accumulated other comprehensive income (loss) (see Note 12)	(2,012)	(328)
Treasury stock, at cost, $0.001 par value, 58,917 shares at September 30, 2012 and 58,108 shares at December 31, 2011	(241,969)	(237,341)
Total iStar Financial Inc. shareholders' equity	$1,325,650	$1,528,356
Noncontrolling interests	75,043	45,248
Total equity	$1,400,693	$1,573,604
Total liabilities and equity	$6,940,419	$7,517,837
The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Interest income	$31,171	$45,851	$104,822	$186,805
Operating lease income	38,582	38,322	114,990	114,076
Other income	16,494	10,140	55,125	26,412
Total revenues	$86,247	$94,313	$274,937	$327,293
Costs and expenses:
Interest expense	$91,777	$90,659	$271,595	$255,505
Operating costs—net lease assets	5,548	4,845	13,676	13,515
Operating costs—REHI and OREO	24,454	19,792	68,952	55,582
Depreciation and amortization	16,787	13,953	50,263	43,777
General and administrative	19,037	26,978	61,674	77,077
Provision for loan losses	16,834	9,232	60,865	30,462
Impairment of assets	6,542	9,912	29,541	14,165
Other expense	2,394	3,974	6,754	7,156
Total costs and expenses	$183,373	$179,345	$563,320	$497,239
Income (loss) before earnings from equity method investments and other items	$(97,126)	$(85,032)	$(288,383)	$(169,946)
Gain (loss) on early extinguishment of debt, net	(3,694)	(3,207)	(6,858)	102,348
Earnings from equity method investments	22,719	10,817	75,925	54,881
Income (loss) from continuing operations before income taxes	$(78,101)	$(77,422)	$(219,316)	$(12,717)
Income tax expense	(1,791)	(1,354)	(6,540)	(9,731)
Income (loss) from continuing operations(1)	$(79,892)	$(78,776)	$(225,856)	$(22,448)
Income (loss) from discontinued operations	2	1,917	1,532	3,470
Gain from discontinued operations	—	22,198	27,257	22,198
Income from sales of residential property	15,584	—	35,583	—
Net income (loss)	$(64,306)	$(54,661)	$(161,484)	$3,220
Net (income) loss attributable to noncontrolling interests	666	1,002	1,363	558
Net income (loss) attributable to iStar Financial Inc.	$(63,640)	$(53,659)	$(160,121)	$3,778
Preferred dividends	(10,580)	(10,580)	(31,740)	(31,740)
Net (income) loss allocable to HPU holders and Participating Security holders(2)(3)	2,436	2,008	6,288	845
Net income (loss) allocable to common shareholders	$(71,784)	$(62,231)	$(185,573)	$(27,117)
Per common share data(1):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(0.86)	$(0.97)	$(2.55)	$(0.58)
Diluted	$(0.86)	$(0.97)	$(2.55)	$(0.58)
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(0.86)	$(0.71)	$(2.22)	$(0.30)
Diluted	$(0.86)	$(0.71)	$(2.22)	$(0.30)
Weighted average number of common shares—basic	83,629	87,951	83,765	91,020
Weighted average number of common shares—diluted	83,629	87,951	83,765	91,020
Per HPU share data(1)(2):
Income (loss) attributable to iStar Financial Inc. from continuing operations:
Basic	$(162.40)	$(184.14)	$(482.06)	$(108.06)
Diluted	$(162.40)	$(184.14)	$(482.06)	$(108.06)
Net income (loss) attributable to iStar Financial Inc.:
Basic	$(162.40)	$(133.87)	$(419.20)	$(56.33)
Diluted	$(162.40)	$(133.87)	$(419.20)	$(56.33)
Weighted average number of HPU shares—basic and diluted	15	15	15	15

Explanatory Notes:
_______________________________________________________________________________

(1)
Income (loss) from continuing operations attributable to iStar Financial Inc. for the three months ended September 30, 2012 and 2011 was $(79.2) million and $(77.8) million, respectively, and for the nine months ended September 30, 2012 and 2011 was $(224.5) million and $(21.9) million, respectively. See Note 14 for details on the calculation of earnings per share.

(2)	HPU holders are current and former Company employees who purchased high performance common stock units under the Company's High Performance Unit Program.

(3)
Participating Security holders are Company employees and directors who hold unvested restricted stock units, restricted stock awards and common stock equivalents granted under the Company's Long Term Incentive Plans that are eligible to participate in dividends (see Note 13 and Note 14).

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(64,306)	$(54,661)	$(161,484)	$3,220
Other comprehensive income (loss):
Reclassification of (gains)/losses on cash flow hedges into earnings upon realization	(26)	(178)	(265)	(531)
Unrealized gains/(losses) on available-for-sale securities	(523)	(129)	111	499
Unrealized gains/(losses) on cash flow hedges	—	(284)	(490)	(877)
Unrealized gains/(losses) on cumulative translation adjustment	(757)	(922)	(1,040)	808
Other comprehensive income (loss)	$(1,306)	$(1,513)	$(1,684)	$(101)
Comprehensive income (loss)	$(65,612)	$(56,174)	$(163,168)	$3,119
Net (income) loss attributable to noncontrolling interests	666	1,002	1,363	558
Comprehensive income (loss) attributable to iStar Financial Inc.	$(64,946)	$(55,172)	$(161,805)	$3,677

The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statement of Changes in Equity
For the Nine Months Ended September 30, 2012
(In thousands)
(unaudited)

	iStar Financial Inc. Shareholders' Equity
	Preferred Stock(1)	HPU's	Common Stock at Par	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at cost	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$22	$9,800	$140	$3,834,460	$(2,078,397)	$(328)	$(237,341)	$45,248	$1,573,604
Dividends declared—preferred	—	—	—	—	(31,740)	—	—	—	(31,740)
Repurchase of stock	—	—	—	—	—	—	(4,628)	—	(4,628)
Issuance of stock/restricted stock unit amortization, net	—	—	2	(150)	—	—	—	—	(148)
Net income (loss) for the period(2)	—	—	—	—	(160,121)	—	—	(1,078)	(161,199)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(1,684)	—	—	(1,684)
Repurchase of convertible notes	—	—	—	(2,728)	—	—	—	—	(2,728)
Additional paid-in capital attributable to redeemable noncontrolling interest	—	—	—	(1,657)	—	—	—	—	(1,657)
Contributions from noncontrolling interests (3)	—	—	—	—	—	—	—	31,547	31,547
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(674)	(674)
Balance at September 30, 2012	$22	$9,800	$142	$3,829,925	$(2,270,258)	$(2,012)	$(241,969)	$75,043	$1,400,693

Explanatory Notes:
__________________________________________________________

(1)	See Note 12 for details on the Company's Cumulative Redeemable Preferred Stock.

(2)	For the nine months ended September 30, 2012, net loss shown above excludes $285 of net loss attributable to redeemable noncontrolling interests.

(3)	Includes $27.3 million of land assets contributed by a noncontrolling partner (see Note 5).
The accompanying notes are an integral part of the consolidated financial statements.

iStar Financial Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(161,484)	$3,220
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Provision for loan losses	60,865	30,462
Impairment of assets	31,844	14,140
Depreciation and amortization	51,205	47,142
Payments for withholding taxes upon vesting of stock-based compensation	(11,775)	(861)
Non-cash expense for stock-based compensation	11,625	15,622
Amortization of discounts/premiums and deferred financing costs on debt	26,406	23,489
Amortization of discounts/premiums and deferred interest on lending investments	(38,435)	(52,027)
Earnings from equity method investments	(75,925)	(54,881)
Distributions from operations of equity method investments	77,625	45,846
Deferred operating lease income	(8,454)	(6,750)
Income from sales of residential property	(35,583)	—
Gain from discontinued operations	(27,257)	(22,198)
Gain (loss) on early extinguishment of debt, net	6,384	(98,624)
Repayments and repurchases of debt - debt discount (1)	(20,529)	(4,651)
Other operating activities, net	6,540	1,667
Changes in assets and liabilities:
Changes in accrued interest and operating lease income receivable, net	3,581	5,747
Changes in deferred expenses and other assets, net	(2,572)	1,720
Changes in accounts payable, accrued expenses and other liabilities	21,366	33,214
Cash flows from operating activities	$(84,573)	$(17,723)
Cash flows from investing activities:
Fundings under existing loan commitments	$(29,152)	$(58,420)
Repayments of and principal collections on loans	479,965	1,070,039
Net proceeds from sales of loans	56,998	88,751
Net proceeds from sales of net lease assets	142,714	672
Net proceeds from sales of other real estate owned	315,021	139,279
Contributions to unconsolidated entities	(8,466)	(31,462)
Distributions from unconsolidated entities	51,506	16,434
Capital expenditures on net lease assets	(5,565)	(11,138)
Capital expenditures on REHI and OREO	(40,171)	(34,915)
Changes in restricted cash held in connection with investing activities	(462,217)	(25,165)
Other investing activities, net	799	(255)
Cash flows from investing activities	$501,432	$1,153,820
Cash flows from financing activities:
Borrowings under secured credit facilities	$850,465	$2,913,250
Repayments under secured credit facilities	(603,419)	(1,381,315)
Repayments under unsecured credit facilities	(244,046)	(506,600)
Borrowings under secured term loans	54,500	124,575
Repayments under secured term loans	(109,541)	(1,682,009)
Borrowings under unsecured notes	264,029	—
Repayments under unsecured notes	(259,584)	(374,775)
Repurchases and redemptions of secured and unsecured notes	(404,449)	(371,815)
Payments for deferred financing costs	(4,189)	(35,545)
Preferred dividends paid	(31,740)	(31,740)
Purchase of treasury stock	(4,628)	(78,849)
Other financing activities, net	3,576	876
Cash flows from financing activities	$(489,026)	$(1,423,947)
Changes in cash and cash equivalents	$(72,167)	$(287,850)
Cash and cash equivalents at beginning of period	356,826	504,865
Cash and cash equivalents at end of period	$284,659	$217,015

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

Consolidated VIEs—As of September 30, 2012, the Company consolidated five VIEs for which the Company is considered the primary beneficiary. None of these entities had debt as of September 30, 2012 and December 31, 2011. The assets and liabilities of the Company's consolidated VIEs are included in the Company's Consolidated Balance Sheets. The Company's total unfunded commitments related to consolidated VIEs is $61.2 million as of September 30, 2012.

Unconsolidated VIEs—As of September 30, 2012, 26 of the Company's other investments were in VIEs where it is not the primary beneficiary and accordingly the VIEs have not been consolidated in the Company's Consolidated Financial Statements. As of September 30, 2012, the Company's maximum exposure to loss from these investments does not exceed the sum of the $186.8 million carrying value of the investments and $7.7 million of related unfunded commitments.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 3—Summary of Significant Accounting Policies

As of September 30, 2012, the Company's significant accounting policies, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, have not changed materially.

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

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU is a result of joint efforts by the FASB and IASB to develop a single, converged framework on how to measure fair value and what disclosures to provide about fair value measurements. This ASU is largely consistent with existing fair value measurement principles of U.S. GAAP, however, it expands existing disclosure requirements for fair value measurements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2011 and applied prospectively. The Company adopted this ASU beginning with the reporting period ended March 31, 2012, as required. Adoption of this guidance resulted in expanded disclosures on fair value measurements, included in Note 15, but did not have an impact on the Company's measurements of fair value.

Note 4—Loans and Other Lending Investments, net

The following is a summary of the Company's loans and other lending investments by class ($ in thousands)(1):

	As of
Type of Investment(1)	September 30, 2012	December 31, 2011
Senior mortgages	$2,041,784	$2,801,213
Subordinate mortgages	150,917	211,491
Corporate/Partnership loans	469,520	478,892
Total gross carrying value of loans(1)	$2,662,221	$3,491,596
Reserves for loan losses	(543,498)	(646,624)
Total carrying value of loans	$2,118,723	$2,844,972
Other lending investments—securities	—	15,790
Total loans and other lending investments, net	$2,118,723	$2,860,762

Explanatory Note:
_______________________________________________________________________________

(1)
The Company's recorded investment in loans as of September 30, 2012 and December 31, 2011, was $2.67 billion and $3.50 billion, respectively, which consists of total gross carrying value of loans plus accrued interest of $9.5 million and $13.3 million, for the same two periods, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

During the nine months ended September 30, 2012, the Company funded $29.2 million under existing loan commitments and add-on fundings and received principal repayments of $480.0 million. During the same period, the Company sold loans with a total carrying value of $53.9 million, for which it recognized charge-offs of $3.3 million and also recorded income of $6.4 million in "Other income" on the Company's Consolidated Statements of Operations.

During the nine months ended September 30, 2012, the Company received title to properties in full or partial satisfaction of non-performing mortgage loans with a gross carrying value of $264.5 million, for which the properties had served as collateral, and recorded charge-offs totaling $52.5 million related to these loans. These properties were recorded as real estate held for investment ("REHI") or other real estate owned ("OREO") on the Company's Consolidated Balance Sheets (see Note 5).

Reserve for Loan Losses—Changes in the Company's reserve for loan losses were as follows ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Reserve for loan losses at beginning of period	$563,786	$701,228	$646,624	$814,625
Provision for loan losses	16,834	9,232	60,865	30,462
Charge-offs	(37,122)	(343)	(163,991)	(134,970)
Reserve for loan losses at end of period	$543,498	$710,117	$543,498	$710,117

The Company's recorded investment in loans (comprised of a loan's carrying value plus accrued interest) and the associated reserve for loan losses were as follows ($ in thousands):

	Individually Evaluated for Impairment(1)	Collectively Evaluated for Impairment(2)	Loans Acquired with Deteriorated Credit Quality(3)	Total
As of September 30, 2012
Loans	$1,239,197	$1,374,838	$57,700	$2,671,735
Less: Reserve for loan losses	(486,557)	(37,600)	(19,341)	(543,498)
Total	$752,640	$1,337,238	$38,359	$2,128,237
As of December 31, 2011
Loans	$1,525,337	$1,919,876	$59,648	$3,504,861
Less: Reserve for loan losses	(554,131)	(73,500)	(18,993)	(646,624)
Total	$971,206	$1,846,376	$40,655	$2,858,237

Explanatory Notes:
_______________________________________________________________________________

(1)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $1.8 million and a net premium of $0.1 million as of September 30, 2012 and December 31, 2011, respectively. The Company's loans individually evaluated for impairment primarily represent loans on non-accrual status and therefore, the unamortized amounts associated with these loans are not currently being amortized into income.

(2)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net discount of $2.9 million and $0.2 million as of September 30, 2012 and December 31, 2011, respectively.

(3)
The carrying value of these loans include unamortized discounts, premiums, deferred fees and costs aggregating to a net premium of $0.1 million and a net discount of $15.0 million as of September 30, 2012 and December 31, 2011. These loans had cumulative principal balances of $58.1 million and $74.5 million, as of September 30, 2012 and December 31, 2011, respectively.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Credit Characteristics—As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. The Company's recorded investment in performing loans, presented by class and by credit quality, as indicated by risk rating, was as follows ($ in thousands):

	As of
	September 30, 2012		December 31, 2011
	Performing Loans	Weighted Average Risk Ratings	Performing Loans	Weighted Average Risk Ratings
Senior mortgages	$979,560	2.84	$1,514,016	3.19
Subordinate mortgages	98,572	2.44	190,342	3.36
Corporate/Partnership loans	463,057	3.72	472,178	3.61
Total	$1,541,189	3.08	$2,176,536	3.29

As of September 30, 2012, the Company's recorded investment in loans, aged by payment status and presented by class, were as follows ($ in thousands):

	Current	Less Than and Equal to 90 Days(1)	Greater Than 90 Days(1)	Total Past Due	Total
Senior mortgages	$1,152,795	$—	$893,941	$893,941	$2,046,736
Subordinate mortgages	98,572	—	53,260	53,260	151,832
Corporate/Partnership loans	463,057	—	10,110	10,110	473,167
Total	$1,714,424	$—	$957,311	$957,311	$2,671,735

Explanatory Note:
_______________________________________________________________________________

(1)	As of September 30, 2012, all loans that are not current are classified as non-performing and are on non-accrual status.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Impaired Loans—The Company's recorded investment in impaired loans, presented by class, were as follows ($ in thousands)(1):

	As of September 30, 2012			As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Senior mortgages	$122,825	$122,634	$—	$219,488	$218,612	$—
Corporate/Partnership loans	10,110	10,160	—	10,110	10,160	—
Subtotal	$132,935	$132,794	$—	$229,598	$228,772	$—
With an allowance recorded:
Senior mortgages	$1,049,062	$1,045,985	$(469,529)	$1,268,962	$1,263,195	$(540,670)
Subordinate mortgages	53,260	53,032	(27,309)	22,480	22,558	(22,480)
Corporate/Partnership loans	61,640	61,824	(9,060)	62,591	62,845	(9,974)
Subtotal	$1,163,962	$1,160,841	$(505,898)	$1,354,033	$1,348,598	$(573,124)
Total:
Senior mortgages	$1,171,887	$1,168,619	$(469,529)	$1,488,450	$1,481,807	$(540,670)
Subordinate mortgages	53,260	53,032	(27,309)	22,480	22,558	(22,480)
Corporate/Partnership loans	71,750	71,984	(9,060)	72,701	73,005	(9,974)
Total	$1,296,897	$1,293,635	$(505,898)	$1,583,631	$1,577,370	$(573,124)

Explanatory Note:
_______________________________________________________________________________

(1)
All of the Company's non-accrual loans are considered impaired and included in the table above. In addition, as of September 30, 2012 and December 31, 2011, certain loans modified through troubled debt restructurings with a recorded investment of $166.4 million and $255.3 million, respectively, are also included as impaired loans in accordance with GAAP although they are performing and on accrual status.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The Company's average recorded investment in impaired loans and interest income recognized, presented by class, were as follows ($ in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012		2011		2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Senior mortgages	$138,391	$457	$230,888	$1,788	$175,596	$2,663	$331,478	$31,374
Corporate/Partnership loans	10,110	—	10,110	240	10,110	—	10,110	560
Subtotal	$148,501	$457	$240,998	$2,028	$185,706	$2,663	$341,588	$31,934
With an allowance recorded:
Senior mortgages	$1,053,534	$774	$1,583,105	$1,873	$1,100,313	$3,208	$1,693,366	$5,994
Subordinate mortgages	53,185	—	24,783	—	51,765	—	18,726	—
Corporate/Partnership loans	61,112	75	67,446	81	62,036	231	66,961	250
Subtotal	$1,167,831	$849	$1,675,334	$1,954	$1,214,114	$3,439	$1,779,053	$6,244
Total:
Senior mortgages	$1,191,925	$1,231	$1,813,993	$3,661	$1,275,909	$5,871	$2,024,844	$37,368
Subordinate mortgages	53,185	—	24,783	—	51,765	—	18,726	—
Corporate/Partnership loans	71,222	75	77,556	321	72,146	231	77,071	810
Total	$1,316,332	$1,306	$1,916,332	$3,982	$1,399,820	$6,102	$2,120,641	$38,178

During the nine months ended September 30, 2011, the Company recorded interest income of $26.3 million related to the resolution of certain non-performing loans. Interest income was not previously recorded while the loans were on non-accrual status.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Troubled Debt Restructurings—During the three and nine months ended September 30, 2012 and 2011, the Company modified loans that were determined to be troubled debt restructurings. The recorded investment in these loans was impacted by the modifications as follows, presented by class ($ in thousands):

	For the Three Months Ended September 30,
	2012			2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Senior mortgages	2	$54,192	$54,192	3	$65,107	$65,107

	For the Nine Months Ended September 30,
	2012			2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Senior mortgages	7	$318,227	$272,753	7	$191,158	$190,893

Troubled debt restructurings that subsequently defaulted during the period were as follows ($ in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012		2011		2012		2011
	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment	Number of Loans	Outstanding Recorded Investment
Senior mortgages	—	$—	1	$12,257	1	$24,604	2	$40,262

Troubled debt restructurings that occurred during the three months ended September 30, 2012 included loans that were granted maturity extensions and had interest rates unchanged as a result of the modifications. A performing loan with a recorded investment of $46.3 million was extended three months. The Company believes the borrower can perform under the modified terms and continues to classify the loan as performing.  A loan with a recorded investment of $7.9 million was extended for one year, and was classified as non-performing both before and after the modification.

Troubled debt restructurings that occurred during the nine months ended September 30, 2012 included the modifications of performing loans with a combined recorded investment of $62.6 million. The modified terms of these loans granted maturity extensions ranging from three months to one year and included conditional extension options in certain cases dependent on borrower-specific performance hurdles.  In each case, the Company believes the borrowers can perform under the modified terms of the loans and continues to classify these loans as performing.

Non-performing loans with a combined recorded investment of $255.6 million were also modified during the nine months ended September 30, 2012 and continued to be classified as non-performing subsequent to modification. Included in this balance was a loan with a recorded investment of $181.5 million prior to modification for which the Company agreed to reduce the outstanding principal balance and recorded charge-offs totaling $45.5 million, and also reduced the loan's interest rate. The remaining non-performing loans were granted maturity extensions ranging from one month to seven months and the interest rate was reduced on one loan.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Troubled debt restructurings that occurred during the three months ended September 30, 2011 included loans that were granted maturity extensions and had interest rates unchanged as a result of the modifications. Performing loans with a recorded investment of $49.3 million were modified to grant maturity extensions ranging from three months to six months. The Company also extended a discounted payoff option on a loan that was classified as non-performing.

Troubled debt restructurings that occurred during the nine months ended September 30, 2011 included the modifications of performing loans with a combined recorded investment of $129.2 million. The modified terms of these loans granted maturity extensions ranging from three months to five years and included conditional extension options in certain cases dependent on borrower-specific performance hurdles. The Company reduced the rate on loans with a combined recorded investment of $59.5 million from a combined weighted average rate of 6.2% to 4.1%. In each case, the Company believed the borrowers could perform under the modified terms of the loans and classified these loans as performing after the modification. One of these loans subsequently defaulted.

Non-performing loans with a combined recorded investment of $62.0 million were also modified during the nine months ended September 30, 2011 and continued to be classified as non-performing subsequent to modification. Included in this balance was a loan with a recorded investment of $46.1 million for which the Company granted a maturity extension of six months while also reducing the loan's interest rate. The Company also extended a discounted payoff option on another loan that was classified as non-performing.

Generally when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and in some cases lookback features or equity kickers to offset concessions granted should conditions with the loan improve. The Company's determination of credit losses is impacted by troubled debt restructurings whereby loans that have gone through troubled debt restructurings are considered impaired, assessed for specific reserves, and are not included in the Company's assessment of general loan loss reserves. Loans previously restructured under troubled debt restructurings that subsequently default are reassessed to incorporate the Company's current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. As of September 30, 2012, the Company had $6.0 million of unfunded commitments associated with modified loans considered troubled debt restructurings.

Note 5—Real Estate Held for Investment, net and Other Real Estate Owned

During the nine months ended September 30, 2012, the Company received title to properties with an aggregate estimated fair value at the time of foreclosure of $212.0 million, in full or partial satisfaction of non-performing mortgage loans for which those properties had served as collateral. Of these, properties with a value of $3.6 million were classified as REHI and $208.4 million were classified as OREO, based on management's intention to either hold the properties over a longer period or to market them for sale in the near term.

During the nine months ended September 30, 2012, the Company executed transactions related to two separate REHI investments, whereby the Company acquired land and other assets with a combined fair value of $38.8 million from third parties to form two new strategic ventures. In each case, a third party contributed land into the respective venture in a non-cash exchange for a noncontrolling interest and the Company continues to consolidate both subsidiaries. In conjunction with its formation, one of the new strategic ventures contributed land with a recorded value of $11.6 million in a non-cash exchange for a 40% noncontrolling equity interest in a separate new venture. The Company did not recognize any gains or losses associated with these transactions.

Additionally, based upon certain rights held by the minority partner in one of these ventures that provide it with an option to redeem its interest at fair value after seven years, the partner's non-controlling interest in this venture is presented as a redeemable non-controlling interest on the Company's Consolidated Balance Sheet as of September 30, 2012.

Real Estate Held for Investment, net—REHI consisted of the following ($ in thousands):

	As of
	September 30, 2012	December 31, 2011
Land held for investment and development	$756,588	$711,072
Operating property
Buildings and improvements	350,262	379,644
Land	98,340	154,445
Less: accumulated depreciation and amortization	(30,235)	(17,027)
Real estate held for investment, net	$1,174,955	$1,228,134

The Company records REHI operating income in "Other income" and REHI operating expenses in "Operating costs—REHI and OREO," on the Company's Consolidated Statements of Operations, as follows ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
REHI operating income	$14,276	$8,207	$43,425	$22,356
REHI operating expenses	$16,422	$12,130	$44,489	$31,422

Other Real Estate Owned—During the nine months ended September 30, 2012, the Company sold OREO assets with a carrying value of $281.0 million, primarily comprised of sales of residential property units for which the Company recorded income from sales of $35.6 million. For the three and nine months ended September 30, 2012, the Company recorded net impairment charges to OREO properties totaling $1.5 million and $5.3 million, respectively, and recorded net expenses related to holding costs for OREO properties of $8.0 million and $24.5 million, respectively.

For the three and nine months ended September 30, 2011, the Company recorded net impairment charges to OREO properties totaling $9.3 million and $12.6 million, respectively, and recorded net expenses related to holding costs for OREO properties of $7.7 million and $24.2 million, respectively.

Note 6—Net Lease Assets, net

The Company's investments in net lease assets, at cost, were as follows ($ in thousands):

	As of
	September 30, 2012	December 31, 2011
Facilities and improvements	$1,481,454	$1,601,477
Land and land improvements	411,668	447,603
Less: accumulated depreciation	(352,658)	(346,316)
Net lease assets, net	$1,540,464	$1,702,764

On April 30, 2012, the Company sold a portfolio of 12 net lease assets with an aggregate carrying value of $105.7 million and recorded a gain of $24.9 million resulting from the transaction. Certain of the properties were subject to secured term loans with a remaining principal balance of $50.8 million that were repaid in full at closing (see Note 9). Additionally, during the nine months ended September 30, 2012, the Company sold net lease assets with a carrying value of $9.8 million, resulting in a net gain of $2.4 million.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

For the three and nine months ended September 30, 2012, the Company recorded impairment charges of $3.6 million and $23.8 million, respectively, on net lease assets, of which $0.5 million was included in "Income (loss) from discontinued operations" on the Company's Consolidated Statements of Operations for the nine months ended September 30, 2012.

During the nine months ended September 30, 2011, the Company realized $22.2 million of a gain previously deferred as part of its June 2010 sale of a portfolio of 32 net lease assets. The gain is presented in "Gain from discontinued operations" on the Company's Consolidated Statements of Operations for the three and nine months ended September 30, 2011.

The Company receives reimbursements from customers for certain facility operating expenses including common area costs, insurance and real estate taxes. Customer expense reimbursements were $5.2 million and $16.6 million for the three and nine months ended September 30, 2012, respectively, and $6.1 million and $17.6 million for the three and nine months ended September 30, 2011, respectively. These amounts were included as a reduction of "Operating costs - net lease assets" on the Company's Consolidated Statements of Operations.

Allowance for doubtful accounts—As of September 30, 2012 and December 31, 2011, the total allowance for doubtful accounts related to net lease asset and REHI tenant receivables, including deferred operating lease income receivable, was $6.2 million and $3.7 million, respectively.

Note 7—Other Investments

The Company's other investments and its proportionate share of results from equity method investments were as follows ($ in thousands):

	Carrying value as of		Equity in earnings
	September 30, 2012	December 31, 2011	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
			2012	2011	2012	2011
LNR	$180,671	$159,764	$15,206	$12,509	$36,017	$36,572
Madison Funds	84,360	103,305	3,206	(941)	11,937	7,016
Oak Hill Funds	44,052	56,817	2,049	(3,117)	5,932	2,961
OREO/REHI Investments	30,880	52,803	1,553	(1,267)	15,747	(6,718)
Other equity method investments (1)	67,345	73,146	705	3,633	6,292	15,050
Total equity method investments	$407,308	$445,835	$22,719	$10,817	$75,925	$54,881
Other	12,340	12,000
Total other investments	$419,648	$457,835

Explanatory Note:
_______________________________________________________________________________

(1)
For the three and nine months ended September 30, 2011, amounts include $1.4 million and $8.9 million, respectively, of earnings related to Oak Hill Advisors, L.P. and related entities which were sold in October 2011.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Summarized Financial Information

LNR—The following table represents investee level summarized financial information for LNR ($ in thousands)(1)(2):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Income Statement
Total revenue(2)	$86,038	$104,584	$234,734	$260,997
Income tax expense (benefit)(3)	$1,293	$1,193	$4,935	$(31,140)
Net income attributable to LNR	$63,420	$52,171	$150,219	$152,537
iStar's ownership percentage	24%	24%	24%	24%
iStar's equity in earnings from LNR	$15,206	$12,509	$36,017	$36,572

	As of June 30,	As of September 30,
	2012	2011
Balance Sheet
Total assets(2)	$1,469,158	$1,288,923
Total debt(2)	$566,099	$469,631
Total liabilities(2)	$663,963	$576,835
Noncontrolling interests	$2,101	$39,940
LNR Property LLC equity(4)	$803,094	$672,147
iStar's ownership percentage	24%	24%
iStar's equity in LNR(4)	$180,671	$159,764

Explanatory Notes:
_______________________________________________________________________________

(1)
The Company records its investment in LNR on a one quarter lag, therefore, amounts in the Company's financial statements for the three and nine months ended September 30, 2012 and 2011 are based on balances and results from LNR for the three and nine months ended June 30, 2012 and 2011, respectively.

(2)
LNR consolidates certain commercial mortgage-backed securities and collateralized debt obligation trusts that are considered VIEs (and for which it is the primary beneficiary), that have been excluded from the amounts presented above. As of June 30, 2012 and September 30, 2011, the assets of these trusts, which aggregated approximately $82.79 billion and $126.66 billion, respectively, were the sole source of repayment of the related liabilities, which aggregated approximately $82.52 billion and $126.64 billion, respectively, and are non-recourse to LNR and its equity holders, including the Company. In addition, total revenue presented above includes $27.5 million and $88.3 million for the three and nine months ended June 30, 2012, respectively, and $31.4 million and $72.6 million for the three and nine months ended June 30, 2011, respectively, of servicing fee revenue that is eliminated upon consolidation of the VIE's at the LNR level. This income is then added back through consolidation at the LNR level as an adjustment to income allocable to noncontrolling entities and has no net impact on net income attributable to LNR.

(3)	During the nine months ended June 30, 2011, LNR recorded an income tax benefit from the settlement of certain tax liabilities.

(4)
The Company's equity in LNR at September 30, 2012 reflects a $10.2 million cash distribution made during the third quarter that is not yet reflected in LNR Property LLC's equity shown above as of June 30, 2012.

Madison Funds—During the nine months ended September 30, 2012, the Madison Funds recorded a significant gain related to the sale of an investment for which the Company recorded its $13.7 million proportionate share.

OREO/REHI Investments—During the three and nine months ended September 30, 2012, earnings from equity interests in OREO/REHI investments included $4.0 million and $22.2 million, respectively, related to income recognized on sales of residential property units.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 8—Other Assets and Other Liabilities

Deferred expenses and other assets, net, consist of the following items ($ in thousands):

	As of
	September 30, 2012	December 31, 2011
Other receivables	$21,765	$23,943
Leasing costs, net(1)	15,950	12,423
Deferred financing fees, net(2)	15,786	21,443
Net lease in-place lease intangibles, net(3)	13,602	17,013
Prepaid expenses	8,525	5,441
Corporate furniture, fixtures and equipment, net(4)	7,759	9,034
Other assets	24,084	18,555
Deferred expenses and other assets, net	$107,471	$107,852

Explanatory Notes:
_______________________________________________________________________________

(1)	Accumulated amortization on leasing costs was $5.8 million and $5.5 million as of September 30, 2012 and December 31, 2011, respectively.

(2)	Accumulated amortization on deferred financing fees was $22.1 million and $13.3 million as of September 30, 2012 and December 31, 2011, respectively.

(3)
Represents unamortized finite lived intangible assets related to the prior acquisition of net lease assets. Accumulated amortization on net lease intangibles was $34.7 million and $33.4 million as of September 30, 2012 and December 31, 2011, respectively. Amortization expense related to these assets was $0.8 million and $1.7 million for the three months ended September 30, 2012 and 2011, respectively, and $3.0 million and $5.1 million for the nine months ended September 30, 2012 and 2011, respectively.

(4)	Accumulated depreciation on corporate furniture, fixtures and equipment was $8.0 million and $8.1 million as of September 30, 2012 and December 31, 2011, respectively.

Accounts payable, accrued expenses and other liabilities consist of the following items ($ in thousands):

	As of
	September 30, 2012	December 31, 2011
Accrued interest payable	$46,252	$30,122
Accrued expenses	33,430	36,332
Property taxes payable	13,565	6,495
Security deposits and other investment deposits	12,690	12,192
Unearned operating lease income	8,020	10,073
Derivative liabilities	7,392	2,373
Other liabilities	15,309	7,770
Accounts payable, accrued expenses and other liabilities	$136,658	$105,357

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Deferred tax assets of the Company's TRS entities were as follows ($ in thousands):

	As of
	September 30, 2012	December 31, 2011
Deferred tax assets(1)	$60,164	$50,889
Valuation allowance	(60,164)	(50,889)
Deferred tax assets, net	$—	$—

Explanatory Note:
_______________________________________________________________________________

(1)
Deferred tax assets as of September 30, 2012 include real estate basis differences of $38.7 million, net operating loss carryforwards of $20.3 million and investment basis differences of $1.1 million. Deferred tax assets as of December 31, 2011 include real estate basis differences of $28.7 million, net operating loss carryforwards of $22.8 million, and investment basis differences of $(0.6) million.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 9—Debt Obligations, net

As of September 30, 2012 and December 31, 2011, the Company's debt obligations were as follows ($ in thousands):

	Carrying Value as of
	September 30, 2012	December 31, 2011	Stated Interest Rates		Scheduled Maturity Date
Secured credit facilities and term loans:
2011 Tranche A-1 Facility	$498,320	$961,580	LIBOR + 3.75%	(1)	June 2013
2011 Tranche A-2 Facility	1,450,000	1,450,000	LIBOR + 5.75%	(1)	June 2014
2012 Tranche A-1 Facility	262,253	—	LIBOR + 4.00%	(2)	March 2016
2012 Tranche A-2 Facility	470,000	—	LIBOR + 5.75%	(2)	March 2017
Term loans collateralized by net lease assets	238,152	293,192	4.851% - 7.68%		Various through 2026
Total secured credit facilities and term loans	$2,918,725	$2,704,772
Unsecured credit facility:
Line of credit	$—	$243,650	LIBOR + 0.85%		June 2012
Unsecured notes:
5.15% senior notes	—	263,466	5.15%		March 2012
5.50% senior notes	—	92,845	5.50%		June 2012
LIBOR + 0.50% senior convertible notes(3)	460,660	784,750	LIBOR + 0.50%		October 2012
8.625% senior notes	501,701	501,701	8.625%		June 2013
5.95% senior notes	448,453	448,453	5.95%		October 2013
6.5% senior notes	67,055	67,055	6.5%		December 2013
5.70% senior notes	200,601	200,601	5.70%		March 2014
6.05% senior notes	105,765	105,765	6.05%		April 2015
5.875% senior notes	261,403	261,403	5.875%		March 2016
5.85% senior notes	99,722	99,722	5.85%		March 2017
9.0% senior notes	275,000	—	9.0%		June 2017
Total unsecured notes	$2,420,360	$2,825,761
Other debt obligations:
Other debt obligations	$100,000	$100,000	LIBOR + 1.5%		October 2035
Total debt obligations	$5,439,085	$5,874,183
Debt discounts, net(3)	(50,225)	(36,643)
Total debt obligations, net	$5,388,860	$5,837,540

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Explanatory Notes:
_______________________________________________________________________________

(1)
These loans each have a LIBOR floor of 1.25%. As of September 30, 2012, inclusive of the floors, the 2011 Tranche A-1 Facility and 2011 Tranche A-2 Facility loans incurred interest at a rate of 5.00% and 7.00%, respectively. See Note 17 - Subsequent Events.

(2)
These loans each have a LIBOR floor of 1.25%. As of September 30, 2012, inclusive of the floors, the 2012 Tranche A-1 Facility and 2012 Tranche A-2 Facility loans incurred interest at a rate of 5.25% and 7.00% respectively.

(3)
The Company's convertible senior floating rate notes due October 2012 ("Convertible Notes") are convertible at the option of the holders into 22.2 shares per $1,000 principal amount of Convertible Notes (reflecting a conversion price of $45.05), on or after August 15, 2012, or prior to that date if certain conditions are met. None of the conversion conditions have been met as of September 30, 2012. As of September 30, 2012, the unamortized discount on these notes was $0.6 million, the net carrying amount of the liability was $460.0 million and the carrying value of the additional paid-in-capital, or equity component of the convertible notes was $34.7 million. For the three and nine months ended September 30, 2012, the Company recognized interest expense on the convertible notes of $3.0 million and $11.2 million, respectively, of which $1.8 million and $6.7 million, respectively, related to the amortization of the debt discount. For the three and nine months ended September 30, 2011, the Company recognized interest expense on the convertible notes of $4.4 million and $13.3 million respectively, of which $2.9 million and $8.6 million, respectively, related to the amortization of the debt discount. Subsequent to quarter end, the Company repaid, upon maturity, the remaining outstanding principal balance. See Note 17 - Subsequent Events.

Future Scheduled Maturities—As of September 30, 2012, future scheduled maturities of outstanding long-term debt obligations, net are as follows ($ in thousands)(1):

	Unsecured Debt	Secured Debt	Total
2012 (remaining three months)	$460,660	$—	$460,660
2013	1,017,209	648,320	1,665,529
2014	200,601	1,357,253	1,557,854
2015	105,765	82,000	187,765
2016	261,403	123,000	384,403
Thereafter	474,722	708,152	1,182,874
Total principal maturities	$2,520,360	$2,918,725	$5,439,085
Unamortized debt discounts, net	(20,707)	(29,518)	(50,225)
Total long-term debt obligations, net	$2,499,653	$2,889,207	$5,388,860

Explanatory Note:
_______________________________________________________________________________

(1)	Includes minimum required amortization payments on the 2011 and 2012 Secured Credit Facilities. See Note 17 - Subsequent Events.

2012 Secured Credit Facilities—In March 2012, the Company entered into an $880.0 million senior secured credit agreement providing for two tranches of term loans: a $410.0 million 2012 A-1 tranche due March 2016, which bears interest at a rate of LIBOR + 4.00% (the "2012 Tranche A-1 Facility"), and a $470.0 million 2012 A-2 tranche due March 2017, which bears interest at a rate of LIBOR + 5.75% (the "2012 Tranche A-2 Facility," together the "2012 Secured Credit Facilities"). The 2012 A-1 and A-2 tranches were issued at 98.0% of par and 98.5% of par, respectively, and both tranches include a LIBOR floor of 1.25%. Proceeds from the 2012 Secured Credit Facilities were used to repurchase $324.1 million aggregate principal amount of the Company's convertible notes due October 2012, to fully repay the $244.0 million balance on the Company's unsecured credit facility due June 2012, and to repay, upon maturity, $90.3 million outstanding principal balance of its 5.50% senior unsecured notes. As of September 30, 2012, remaining proceeds were included in restricted cash as they are reserved for the repayment of indebtedness.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Through September 30, 2012, the Company has made cumulative amortization repayments of $147.7 million on the 2012 Tranche A-1 Facility, which exceeds all required amortization payments through December 31, 2013. Repayments of the 2012Tranche A-1 Facility prior to scheduled amortization dates have resulted in losses on early extinguishment of debt of $2.4 million and $5.3 million for the three and nine months ended September 30, 2012, respectively, related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

2011 Secured Credit Facilities—In March 2011, the Company entered into a $2.95 billion senior secured credit agreement providing for two tranches of term loans: a $1.50 billion 2011 A-1 tranche due June 2013, which bears interest at a rate of LIBOR + 3.75% (the "2011 Tranche A-1 Facility"), and a $1.45 billion 2011 A-2 tranche due June 2014, which bears interest at a rate of LIBOR + 5.75% (the "2011 Tranche A-2 Facility," together the "2011 Secured Credit Facilities"). The 2011 A-1 and A-2 tranches were issued at 99.0% of par and 98.5% of par, respectively, and both tranches include a LIBOR floor of 1.25%.

The 2011 Secured Credit Facilities are collateralized by a first lien on a fixed pool of collateral consisting of loan, net lease, OREO and REHI assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2011 Secured Credit Facilities. Proceeds received for interest, rent, lease payments, fee income and, under certain circumstances, additional amounts funded on assets serving as collateral are retained by the Company. The 2011 Tranche A-1 Facility requires that aggregate cumulative amortization payments of not less than $200.0 million shall be made on or before December 30, 2011, not less than $450.0 million on or before June 30, 2012, not less than $750.0 million on or before December 31, 2012 and not less than $1.50 billion on or before June 28, 2013. The 2011 Tranche A-2 Facility will begin amortizing six months after the repayment in full of the 2011 Tranche A-1 Facility, such that not less than $150.0 million of cumulative amortization payments shall be made on or before the six month anniversary of repayment of the Tranche A-1 Facility, with additional amortization payments of $150.0 million due on or before each six month anniversary thereafter, with any unpaid principal amounts due at maturity in June 2014.

Through September 30, 2012, the Company has made cumulative amortization repayments of $1.00 billion on the 2011 Tranche A-1 Facility, which exceeds all required amortization payments through December 31, 2012, leaving $498.3 million to be paid by maturity in June 2013. Repayments of the 2011 Tranche A-1 Facility prior to scheduled amortization dates have resulted in losses on early extinguishment of debt of $0.9 million and $4.1 million for the three and nine months ended September 30, 2012, respectively, related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. See Note 17 - Subsequent Events below for details on the refinancing of the 2011 Secured Credit Facilities in October 2012.

Secured Term Loans—In September 2012, the Company refinanced two secured term loans with an aggregate outstanding principal balance of $53.3 million, bearing interest at rates of 5.3% and 8.2% and maturing in January 2013. The new $54.5 million secured term loan bears interest at 4.851%, matures in October 2022 and is collateralized by the same net lease asset as the original term loan. In connection with the refinancing, the Company recorded a loss on early extinguishment of debt of $0.5 million in its Consolidated Statements of Operations for both the three and nine months ended September 30, 2012.

In addition, during the nine months ended September 30, 2012, in conjunction with the sale of a portfolio of 12 net lease assets, the Company repaid the $50.8 million outstanding balances of its LIBOR + 4.50% secured term loans due in 2014 and terminated the related interest rate swaps associated with the loans (see Note 11).

Unsecured Credit Facility—During the nine months ended September 30, 2012, the Company repaid the $243.7 million remaining principal balance of its LIBOR + 0.85% unsecured credit facility due June 2012. In connection with the repayments, the Company recorded a loss on early extinguishment of debt of $0.2 million.

Secured Notes—In January 2011, the Company redeemed the $312.3 million remaining principal balance of its 10% 2014 secured exchange notes and recorded a gain on early extinguishment of debt of $109.0 million primarily related to the recognition of deferred gain premiums that resulted from a previous debt exchange.

Unsecured Notes—In May 2012, the Company issued $275.0 million aggregate principal of 9.0% senior unsecured notes due June 2017 that were sold at 98.012% of their principal amount. Proceeds from this transaction are reserved for the repayment of indebtedness and included in "Restricted cash" on the Company's Consolidated Balance Sheet as of September 30, 2012.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

During the nine months ended September 30, 2012, the Company repaid, upon maturity, the $169.7 million outstanding principal balance of its 5.15% senior unsecured notes and the $90.3 million outstanding principal balance of its 5.50% senior unsecured notes. In addition, the Company repurchased $420.4 million par value of senior unsecured notes with various maturities ranging from March 2012 to October 2012. In connection with these repurchases, the Company recorded aggregate losses on early extinguishment of debt of $0.1 million and gains of $3.2 million, for the three and nine months ended September 30, 2012, respectively.

Unencumbered/Encumbered Assets—As of September 30, 2012, the carrying value of the Company's unencumbered and encumbered assets by asset type are as follows ($ in thousands):

	As of September 30, 2012		As of December 31, 2011
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Loans and other lending investments, net(1)	$1,594,426	$561,897	$1,780,591	$1,153,671
Net lease assets, net	1,265,341	275,123	1,173,982	528,782
REHI, net	331,357	843,598	359,597	868,537
OREO	392,621	314,094	177,092	500,366
Other investments	59,816	359,832	37,957	419,878
Cash and other assets	—	979,914	—	590,884
Total	$3,643,561	$3,334,458	$3,529,219	$4,062,118

Explanatory Note:
_______________________________________________________________________________

(1)	As of September 30, 2012 and December 31, 2011, the amounts presented exclude general reserves for loan losses of $37.6 million and $73.5 million, respectively.

Debt Covenants

The Company's outstanding unsecured debt securities contain corporate level covenants that include a covenant to maintain a ratio of unencumbered assets to unsecured indebtedness of at least 1.2x and a restriction on debt incurrence based upon the effect of the debt incurrence on the Company's fixed charge coverage ratio. If any of the Company's covenants are breached and not cured within applicable cure periods, the breach could result in acceleration of its debt securities unless a waiver or modification is agreed upon with the requisite percentage of the bondholders. While the Company expects that its ability to incur new indebtedness under the fixed charge coverage ratio will be limited for the foreseeable future, it will continue to be permitted to incur indebtedness for the purpose of refinancing existing indebtedness and for other permitted purposes under the indentures.

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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 10—Commitments and Contingencies

Business Risks and Uncertainties—The Company's business continues to be adversely impacted by the recent economic recession and illiquidity and volatility in the credit and commercial real estate markets.  These economic conditions resulted in increased non-performing loans and real estate owned as well as higher financing costs and limited access to the unsecured debt markets. Since the beginning of the crisis, the Company has significantly curtailed asset originations and has focused primarily on repositioning and redeveloping its assets, generating liquidity, retiring debt and decreasing leverage with the objective of preserving shareholder value.

The Company saw signs of an economic recovery during the past two years, including some improvements in the commercial real estate market and capital markets. These improving conditions enabled the Company to access the unsecured debt markets and to refinance its credit facilities in 2011 and 2012. While the Company has benefited from improving conditions, volatility within the capital markets and commercial real estate market continues to have an adverse effect on the Company's operations, as primarily evidenced by still elevated levels of non-performing assets and higher costs of capital. Further, continued improvement in the Company's financial condition and its ability to generate sufficient liquidity are dependent in part on a sustained economic recovery, which cannot be predicted with certainty.

As of September 30, 2012, the Company's debt maturities and minimum amortization requirements due before December 31, 2013 included $460.7 million of unsecured convertible notes due in October 2012, $1.02 billion of unsecured notes due in 2013, and $648.3 million of secured debt due in 2013. The Company had $739.3 million of cash and restricted cash reserved for the repayment of debt as of September 30, 2012. Subsequent to quarter end, the Company repaid its $460.7 million of senior unsecured convertible notes primarily with cash reserved for the repayment of indebtedness. In addition, subsequent to quarter end, the Company refinanced its 2011 Secured Credit Facilities with a new $1.82 billion senior secured credit facility. After giving effect to the convertible debt repayment and the refinancing of the 2011 Secured Credit Facilities, remaining debt maturities and minimum amortization requirements due before December 31, 2013 total $1.04 billion. See Note 17 - Subsequent Events for further details.
The Company's capital sources to meet its remaining debt maturities through 2013 will primarily include cash on hand as well as debt refinancings, proceeds from unencumbered asset sales and loan repayments from borrowers, and may include equity capital raising transactions. As of September 30, 2012, the Company had unencumbered assets with a carrying value of approximately $3.33 billion.
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
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Unfunded Commitments—As of September 30, 2012, the maximum amount of fundings the Company may be required to make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that it approves all Discretionary Fundings and that 100% of its capital committed to Strategic Investments is drawn down, are as follows ($ in thousands):

	Loans	Net Lease Assets	Strategic Investments	Total
Performance-Based Commitments	$36,027	$47,570	$—	$83,597
Discretionary Fundings	167	—	—	167
Other	—	—	39,461	39,461
Total	$36,194	$47,570	$39,461	$123,225

Legal Proceedings—The Company and/or one or more of its subsidiaries is party to various pending litigation matters that are considered ordinary routine litigation incidental to the Company's business as a finance and investment company focused on the commercial real estate industry, including loan foreclosure and foreclosure-related proceedings.

On June 4, 2012, the Company reached an agreement in principle with the plaintiffs' Court-appointed representatives in the previously reported Citiline class action to settle the litigation. Settlement payments will be primarily funded by the Company's insurance carriers, with the Company contributing $2.0 million to the settlement, which is included in "Other expense" on the Consolidated Statements of Operations for the nine months ended September 30, 2012. See "Part II. Item 1. Legal Proceedings" for further details and for other disclosures related to legal proceedings.

The Company evaluates, on a quarterly basis, developments in legal proceedings that could require a liability to be accrued and/or disclosed. Based on its current knowledge, and after consultation with legal counsel, the Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding that would have a material adverse effect on the Company's consolidated financial condition.

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

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 ($ in thousands):

	Derivative Assets as of				Derivative Liabilities as of
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
Derivative	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	N/A	$—	N/A	$—	Other Liabilities	$7,392	Other Liabilities	$1,342
Cash flow interest rate swap	N/A	—	N/A	—	Other Liabilities	—	Other Liabilities	1,031
Total		$—		$—		$7,392		$2,373

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 ($ in thousands):

Derivatives Designated in Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings (Effective Portion)	Amount of Gain (Loss) Recognized in Earnings (Ineffective Portion)
For the Three Months Ended September 30, 2012
Cash flow interest rate swap	Interest Expense	$—	$(26)	N/A
For the Three Months Ended September 30, 2011
Cash flow interest rate swap	Interest Expense	$(529)	$(178)	N/A
For the Nine Months Ended September 30, 2012
Cash flow interest rate swap	Interest Expense	$(124)	$(265)	N/A
For the Nine Months Ended September 30, 2011
Cash flow interest rate swap	Interest Expense	$(1,530)	$(531)	N/A

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss) Recognized in Income on Derivative	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivatives not Designated in Hedging Relationships		2012	2011	2012	2011
Foreign Exchange Contracts	Other Expense	$(6,658)	$21,152	$(5,326)	$12,259

Non-designated hedges—Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

The following table presents the Company's foreign currency derivatives outstanding as of September 30, 2012 ($ in thousands):

Derivative Type	Notional Amount		Notional (USD Equivalent)	Maturity
Sells EUR/Buys USD Forward		€109,000	$140,043	October 2012
Sells GBP/Buys USD Forward		£52,850	$85,266	October 2012
Sells CAD/Buys USD Forward	C$	50,950	$51,784	October 2012

Qualifying Cash Flow Hedges—During the nine months ended September 30, 2012, the Company terminated its interest rate swaps in conjunction with the early repayment of its secured term loans (see also Note 9).

Over the next 12 months, the Company expects that $0.6 million of expense and $0.7 million of income related to terminated cash flow hedges, will be reclassified from "Accumulated other comprehensive income (loss)" into earnings.

Credit risk-related contingent features—The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

In connection with its foreign currency derivatives, as of September 30, 2012 and December 31, 2011, the Company has posted collateral of $17.4 million and $9.6 million, respectively, which is included in "Restricted cash" on the Company's Consolidated Balance Sheets.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Note 12—Equity

Preferred Stock—The Company had the following series of Cumulative Redeemable Preferred Stock outstanding as of September 30, 2012 and December 31, 2011:

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

(2)
The Company declared and paid dividends aggregating $6.0 million, $8.3 million, $5.9 million, $4.6 million and $7.0 million on its Series D, E, F, G and I preferred stock, respectively, during the nine months ended September 30, 2012. There are no dividend arrearages on any of the preferred shares currently outstanding.

Dividends—In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes. The Company has recorded net operating losses and may record net operating losses in the future, which may reduce its taxable income in future periods and lower or eliminate entirely the Company's obligation to pay dividends for such periods in order to maintain its REIT qualification. As of December 31, 2011, the Company had $423.9 million of net operating loss carryforwards at the corporate REIT level that can generally be used to offset both ordinary and capital taxable income in future years and will expire through 2031 if unused. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and certain asset impairments), in certain circumstances, the Company may generate operating cash flow in excess of its dividends or, alternatively, may need to make dividend payments in excess of operating cash flows. The Company's 2012 Secured Credit Facilities and 2011 Secured Credit Facilities permit the Company to distribute 100% of its REIT taxable income on an annual basis, for so long as the Company maintains its qualification as a REIT. The 2012 and 2011 Secured Credit Facilities restrict the Company from paying any common dividends if it ceases to qualify as a REIT. The Company did not declare or pay any Common Stock dividends for the nine months ended September 30, 2012 and 2011.

Stock Repurchase Programs—On May 16, 2012, the Company's Board of Directors approved a stock repurchase program that authorized the repurchase of up to $20.0 million of its Common Stock from time to time in open market and privately negotiated purchases, including pursuant to one or more trading plans.

During the nine months ended September 30, 2012, the Company repurchased 0.8 million shares of its outstanding Common Stock for approximately $4.6 million, at an average cost of $5.69 per share. As of September 30, 2012, the Company had $16.0 million of Common Stock available to repurchase under its Board authorized stock repurchase programs.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss)—"Accumulated other comprehensive income (loss)" reflected in the Company's shareholders' equity is comprised of the following ($ in thousands):

	As of
	September 30, 2012	December 31, 2011
Unrealized gains on available-for-sale securities	$700	$589
Unrealized gains on cash flow hedges	1,231	1,986
Unrealized losses on cumulative translation adjustment	(3,943)	(2,903)
Accumulated other comprehensive income (loss)	$(2,012)	$(328)

Note 13—Stock-Based Compensation Plans and Employee Benefits

Stock-based Compensation—The Company recorded stock-based compensation expense of $3.5 million and $11.6 million for the three and nine months ended September 30, 2012, respectively, and $7.2 million and $15.6 million for the three and nine months ended September 30, 2011, respectively, in "General and administrative" on the Company's Consolidated Statements of Operations. As of September 30, 2012, there was $13.5 million of total unrecognized compensation cost related to all unvested restricted stock units that is expected to be recognized over a weighted average remaining vesting/service period of 0.83 years. As of September 30, 2012, an aggregate of 4.1 million shares remain available for issuance pursuant to future awards under the Company's 2006 and 2009 Long-Term Incentive Plans.

Restricted Stock Units

2012 Activity—During the nine months ended September 30, 2012, 4,349,387 restricted stock units vested and were issued to employees, net of statutory minimum required tax withholdings. These vested restricted stock units were primarily comprised of 1,947,551 Amended Units which vested on January 1, 2012 (see below), 1,340,620 service-based restricted stock units granted to employees in February 2010 that cliff vested on February 17, 2012, and 806,518 performance-based restricted stock units granted to the Company's Chairman and Chief Executive Officer in March 2010, that cliff vested on March 2, 2012. The performance-based units had certain performance and service conditions, relating to reductions in the Company's general and administrative expenses, retirement of debt and continued employment, which were satisfied during the year ended December 31, 2010.

As of September 30, 2012, the Company had the following restricted stock awards outstanding:

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

•
3,669,347 restricted stock units originally granted to executives and other officers of the Company on December 19, 2008 (the "Original Units") and subsequently modified in July 2011 (the "Amended Units"). The number of Amended Units is equal to 75% of the Original Units granted to an employee less, in the case of each executive level employee, the number of restricted stock units granted to the executive in March 2011. The remaining Amended Units will vest in two equal installments on January 1, 2013 and 2014, so long as the employee remains employed by the Company on the vesting dates, subject to certain accelerated vesting rights in the event of termination of employment without cause. Upon vesting of these units, holders will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum required tax withholdings. These awards carry dividend equivalent rights that entitle the holders to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock.

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

•
666,374 service-based restricted stock units granted to employees with original vesting terms ranging from two years to five years. Upon vesting of these units, holders will receive shares of the Company's Common Stock in the amount of the vested units, net of statutory minimum required tax withholdings. These awards carry dividend equivalent rights that entitle the holders to receive dividend payments prior to vesting, if and when dividends are paid on shares of the Company's Common Stock.

Stock Options—All remaining stock options expired during the nine months ended September 30, 2012.

Directors' Awards—During the nine months ended September 30, 2012, the Company awarded to Directors 77,113 common share equivalents ("CSEs") and restricted shares at a fair value per share of $5.67 at the time of grant. These CSEs and restricted shares have a one year vesting period and pay dividends in an amount equal to the dividends paid on the equivalent number of shares of the Company's Common stock from the date of grant, as and when dividends are paid on Common Stock. In addition, during the nine months ended September 30, 2012, the Company issued 35,476 shares to a former director in settlement of previously vested CSE awards. As of September 30, 2012, there were 384,751 CSEs and restricted shares granted to members of the Company's Board of Directors that remained outstanding with an aggregate intrinsic value of $3.2 million.

401(k) Plan—The Company made gross contributions to its 401(k) Plan of approximately $0.1 million and $0.8 million for the three and nine months ended September 30, 2012, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2011, respectively.

Note 14—Earnings Per Share

The following table presents a reconciliation of income (loss) from continuing operations used in the basic and diluted earnings per share calculations ($ in thousands, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Income (loss) from continuing operations	$(79,892)	$(78,776)	$(225,856)	$(22,448)
Net (income) loss attributable to noncontrolling interests	666	1,002	1,363	558
Income from sales of residential property	15,584	—	35,583	—
Preferred dividends	(10,580)	(10,580)	(31,740)	(31,740)
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders, HPU holders and Participating Security Holders	$(74,222)	$(88,354)	$(220,650)	$(53,630)

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Earnings allocable to common shares:
Numerator for basic earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(71,786)	$(85,592)	$(213,419)	$(52,009)
Income from discontinued operations	2	1,857	1,482	3,365
Gain from discontinued operations	—	21,504	26,364	21,527
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(71,784)	$(62,231)	$(185,573)	$(27,117)
Numerator for diluted earnings per share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(71,786)	$(85,592)	$(213,419)	$(52,009)
Income from discontinued operations	2	1,857	1,482	3,365
Gain from discontinued operations	—	21,504	26,364	21,527
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(71,784)	$(62,231)	$(185,573)	$(27,117)
Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding for basic earnings per common share	83,629	87,951	83,765	91,020
Add: effect of assumed shared issued under treasury stock method for restricted shares	—	—	—	—
Add: effect of joint venture shares	—	—	—	—
Weighted average common shares outstanding for diluted earnings per common share	83,629	87,951	83,765	91,020
Basic earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(0.86)	$(0.97)	$(2.55)	$(0.58)
Income from discontinued operations	—	0.02	0.02	0.04
Gain from discontinued operations	—	0.24	0.31	0.24
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(0.86)	$(0.71)	$(2.22)	$(0.30)
Diluted earnings per common share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to common shareholders	$(0.86)	$(0.97)	$(2.55)	$(0.58)
Income from discontinued operations	—	0.02	0.02	0.04
Gain from discontinued operations	—	0.24	0.31	0.24
Net income (loss) attributable to iStar Financial Inc. and allocable to common shareholders	$(0.86)	$(0.71)	$(2.22)	$(0.30)

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Earnings allocable to High Performance Units:
Numerator for basic earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(2,436)	$(2,762)	$(7,231)	$(1,621)
Income from discontinued operations	—	60	50	105
Gain from discontinued operations	—	694	893	671
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(2,436)	$(2,008)	$(6,288)	$(845)
Numerator for diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(2,436)	$(2,762)	$(7,231)	$(1,621)
Income from discontinued operations	—	60	50	105
Gain from discontinued operations	—	694	893	671
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(2,436)	$(2,008)	$(6,288)	$(845)
Denominator for basic and diluted earnings per HPU share:
Weighted average High Performance Units outstanding for basic and diluted earnings per share	15	15	15	15
Basic earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(162.40)	$(184.14)	$(482.06)	$(108.06)
Income from discontinued operations	—	4.00	3.33	7.00
Gain from discontinued operations	—	46.27	59.53	44.73
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(162.40)	$(133.87)	$(419.20)	$(56.33)
Diluted earnings per HPU share:
Income (loss) from continuing operations attributable to iStar Financial Inc. and allocable to HPU holders	$(162.40)	$(184.14)	$(482.06)	$(108.06)
Income from discontinued operations	—	4.00	3.33	7.00
Gain from discontinued operations	—	46.27	59.53	44.73
Net income (loss) attributable to iStar Financial Inc. and allocable to HPU holders	$(162.40)	$(133.87)	$(419.20)	$(56.33)

For the three and nine months ended September 30, 2012 and 2011, the following shares were anti-dilutive ($ in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Joint venture shares	298	298	298	298
Stock options	—	44	—	44

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

The following fair value hierarchy table summarizes the Company's assets and liabilities recorded at fair value on a recurring and non-recurring basis by the above categories ($ in thousands):

		Fair Value Using
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2012
Recurring basis:
Derivative liabilities	$7,392	$—	$7,392	$—
Non-recurring basis:
Impaired loans	$138,500	$—	$—	$138,500
Impaired OREO	$6,300	$—	$6,300	$—
Impaired net lease assets	$2,890	$—	$2,890	$—
As of December 31, 2011
Recurring basis:
Derivative liabilities	$2,373	$—	$2,373	$—
Non-recurring basis:
Impaired loans	$271,968	$—	$—	$271,968
Impaired OREO	$43,660	$—	$—	$43,660

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

The following table provides quantitative information about Level 3 fair value measures of the Company's non-recurring financial and non-financial assets ($ in thousands):

Quantitative Information about Level 3 Fair Value Measurements

	Fair Value as of September 30, 2012	Valuation Technique(s)	Unobservable Input	Weighted Average
Impaired loans—other real estate	$73,100	Discounted cash flow	Discount rate	12.3%
			Average annual revenue growth	3.0%
			Remaining inventory sell out period (in years)	8.5
	46,300	Various(1)	Discount rate	15.5%
			Capitalization rate	10.0%
			Average annual percentage market rate growth	3.9%
			Average annual increase in occupancy	1.0%
			Price per Acre	$5,000
	19,100	Comparable sales	Price per Acre	$26
Total	$138,500

Explanatory Note:
_______________________________________________________________________________

(1)
A probability weighted average was used to value this asset based on two appraisals of the property serving as collateral for the loan, one of which relied on market comparables and one of which used a discounted cash flow approach, and a discounted pay-off offer by the borrower.

The book and estimated fair values of financial instruments were as follows ($ in thousands)(1):

	As of
	September 30, 2012		December 31, 2011
	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Loans and other lending investments, net	$2,118,723	$2,186,117	$2,860,762	$2,786,595
Financial liabilities:
Debt obligations, net	$5,388,860	$5,503,168	$5,837,540	$5,495,197

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

Note 16—Segment Reporting

The Company evaluates performance based on the following financial measures for each segment ($ in thousands):

	Real Estate Lending	Net Leasing	Real Estate Investment	Corporate/ Other(1)	Company Total
Three Months Ended September 30, 2012:
Total revenue(2)	$32,471	$38,582	$14,276	$918	$86,247
Earnings from equity method investments	—	667	1,553	20,499	22,719
Income from sales of residential property	—	—	15,584	—	15,584
Operating costs	(1,479)	(5,548)	(24,454)	(915)	(32,396)
Direct segment profit	$30,992	$33,701	$6,959	$20,502	$92,154
Allocated interest expense	(32,362)	(24,325)	(29,764)	(5,326)	(91,777)
Allocated general and administrative(3)	(3,484)	(2,619)	(3,204)	(6,218)	(15,525)
Segment profit (loss)(4)	$(4,854)	$6,757	$(26,009)	$8,958	$(15,148)
Other significant non-cash items:
Provision for loan losses	$16,834	$—	$—	$—	$16,834
Impairment of assets	$—	$3,562	$1,450	$1,530	$6,542
Depreciation and amortization	$—	$11,821	$4,639	$327	$16,787
Capitalized expenditures	$—	$2,577	$10,445	$—	$13,022
Three Months Ended September 30, 2011:
Total revenue(2)	$47,290	$38,322	$8,207	$494	$94,313
Earnings (loss) from equity method investments	—	650	(1,267)	11,434	10,817
Operating costs	(1,382)	(4,845)	(19,792)	(2,592)	(28,611)
Direct segment profit (loss)	$45,908	$34,127	$(12,852)	$9,336	$76,519
Allocated interest expense	(41,858)	(21,797)	(20,387)	(6,617)	(90,659)
Allocated general and administrative(3)	(4,801)	(2,628)	(2,338)	(10,058)	(19,825)
Segment profit (loss)(4)	$(751)	$9,702	$(35,577)	$(7,339)	$(33,965)
Other significant non-cash items:
Provision for loan losses	$9,232	$—	$—	$—	$9,232
Impairment of assets	$—	$650	$9,262	$—	$9,912
Depreciation and amortization	$—	$12,683	$761	$509	$13,953
Capitalized expenditures	$—	$6,237	$18,949	$—	$25,186
Nine Months Ended September 30, 2012:
Total revenue(2)	$112,984	$114,990	$43,425	$3,538	$274,937

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

Earnings from equity method investments	—	1,962	15,747	58,216	75,925
Income from sales of residential property	—	—	35,583	—	35,583
Operating costs	(3,906)	(13,676)	(68,952)	(2,848)	(89,382)
Direct segment profit	$109,078	$103,276	$25,803	$58,906	$297,063
Allocated interest expense	(101,975)	(70,526)	(83,507)	(15,587)	(271,595)
Allocated general and administrative(3)	(11,903)	(8,356)	(9,747)	(20,043)	(50,049)
Segment profit (loss)(4)	$(4,800)	$24,394	$(67,451)	$23,276	$(24,581)
Other significant non-cash items:
Provision for loan losses	$60,865	$—	$—	$—	$60,865
Impairment of assets	$—	$23,263	$5,301	$977	$29,541
Depreciation and amortization	$—	$34,781	$13,079	$2,403	$50,263
Capitalized expenditures	$—	$5,565	$40,171	$—	$45,736
Nine Months Ended September 30, 2011:
Total revenue(2)	$189,273	$114,075	$22,356	$1,589	$327,293
Earnings (loss) from equity method investments	—	1,919	(6,718)	59,680	54,881
Operating costs	(1,697)	(13,515)	(55,582)	(5,459)	(76,253)
Direct segment profit (loss)	$187,576	$102,479	$(39,944)	$55,810	$305,921
Allocated interest expense	(127,105)	(58,159)	(53,080)	(17,161)	(255,505)
Allocated general and administrative(3)	(15,750)	(7,538)	(6,577)	(31,590)	(61,455)
Segment profit (loss)(4)	$44,721	$36,782	$(99,601)	$7,059	$(11,039)
Other significant non-cash items:
Provision for loan losses	$30,462	$—	$—	$—	$30,462
Impairment of assets	$—	$650	$12,643	$872	$14,165
Depreciation and amortization	$—	$37,897	$4,315	$1,565	$43,777
Capitalized expenditures	$—	$11,138	$34,915	$—	$46,053
As of September 30, 2012
Total assets	$2,146,287	$1,683,434	$2,061,782	$1,048,916	$6,940,419
As of December 31, 2011
Total assets	$2,892,240	$1,837,425	$1,982,420	$805,752	$7,517,837

Explanatory Notes:
_______________________________________________________________________________

(1)
Corporate/Other represents all corporate level and unallocated items including any intercompany eliminations necessary to reconcile to consolidated Company totals. This caption also includes the Company's joint venture investments and strategic investments that are not related to the other reportable segments above, including the Company's equity investment in LNR of $180.7 million and $159.8 million, as of September 30, 2012 and December 31, 2011, respectively, and the Company's share of equity in earnings from LNR of $15.2 million and $36.0 million, for the three and nine months ended September 30, 2012, respectively, and $12.5 million and $36.6 million for the three and nine months ended September 30, 2011. See Note 7 for further details on the Company's investment in LNR and summarized financial information of LNR.

(2)
Total revenue represents all revenue earned during the period related to the assets in each segment. Revenue from the Real Estate Lending segment primarily represents interest income, revenue from the Net Leasing segment primarily represents operating lease income and revenue from Real Estate Investment primarily represents operating revenues from REHI properties.

(3)
General and administrative excludes stock-based compensation expense of $3.5 million and $11.6 million for the three and nine months ended September 30, 2012, respectively, and $7.2 million and $15.6 million for the three and nine months ended September 30, 2011 respectively.

(4)	The following is a reconciliation of segment profit (loss) to income (loss) from continuing operations ($ in thousands):

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Segment profit (loss)	$(15,148)	$(33,965)	$(24,581)	$(11,039)
Less: Provision for loan losses	(16,834)	(9,232)	(60,865)	(30,462)
Less: Impairment of assets	(6,542)	(9,912)	(29,541)	(14,165)
Less: Stock-based compensation expense	(3,512)	(7,153)	(11,625)	(15,622)
Less: Depreciation and amortization	(16,787)	(13,953)	(50,263)	(43,777)
Less: Income tax expense	(1,791)	(1,354)	(6,540)	(9,731)
Less: Income from sales of residential property	(15,584)	—	(35,583)	—
Add: Gain (loss) on early extinguishment of debt, net	(3,694)	(3,207)	(6,858)	102,348
Income (loss) from continuing operations	$(79,892)	$(78,776)	$(225,856)	$(22,448)

Note 17—Subsequent Events

On October 1, 2012, the Company repaid, upon maturity, the $460.7 million remaining principal balance of its LIBOR + 0.50% senior unsecured convertible notes primarily with cash restricted for the repayment of indebtedness.

On October 15, 2012, the Company entered into a $1.82 billion senior secured credit agreement due October 15, 2017 (the “New Credit Facility”). The New Credit Facility bears interest at a rate of LIBOR + 4.50%, with a 1.25% LIBOR floor, and was issued at 99.0% of par. Proceeds from the New Credit Facility were used to refinance the remaining outstanding balances of the Company’s existing 2011 Secured Credit Facilities.

Borrowings under the New Credit Facility are collateralized by a first lien on a fixed pool of assets, with required minimum collateral coverage of not less than 125% of outstanding borrowings. If collateral coverage is less than 137.5% of outstanding borrowings, 100% of the proceeds from principal repayments and sales of collateral will be applied to repay outstanding borrowings under the New Credit Facility. For so long as collateral coverage is between 137.5% and 150% of outstanding borrowings, 50% of proceeds from principal repayments and sales of collateral will be applied to repay outstanding borrowings under the New Credit Facility and for so long as collateral coverage is greater than 150% of outstanding borrowings, the Company may retain all proceeds from principal repayments and sales of collateral. The Company retains proceeds from interest, rent, lease payments and fee income in all cases. The New Credit Facility contains certain covenants relating to the collateral, among other matters, but does not contain corporate level financial covenants. For so long as the Company maintains its qualification as a REIT, it is permitted to distribute 100% of its REIT taxable income on an annual basis. In addition, the Company may distribute to its stockholders real estate assets, or interests therein, having an aggregate equity value not to exceed $200 million, that are not collateral securing the borrowings under the New Credit Facility. Except for the distribution of real estate assets described in the preceding sentence, the Company may not pay common dividends if it ceases to qualify as a REIT.

After giving effect to the convertible debt repayment and the refinancing of the 2011 Secured Credit Facilities subsequent to quarter end, the Company's future scheduled maturities of outstanding long-term debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2012 (remaining three months)	$—	$4,550	$4,550
2013	1,017,209	18,200	1,035,409
2014	200,601	75,453	276,054
2015	105,765	100,200	205,965
2016	261,403	141,200	402,603
Thereafter	474,722	2,450,802	2,925,524
Total principal maturities	$2,059,700	$2,790,405	$4,850,105

iStar Financial Inc.
Notes to Consolidated Financial Statements (Continued)
(unaudited)

On November 7, 2012, the Company priced two public offerings of debt securities: $300 million of unsecured 7.125% Senior Notes due 2018 and $175 million of unsecured 3.0% Convertible Senior Notes due 2016 (plus up to an additional $25 million of Convertible Senior Notes if the underwriters exercise their option to purchase additional notes in full).  The Convertible Senior Notes are convertible into shares of our common stock at a conversion rate of 84.9582 shares per $1,000 principal amount of notes, which is equal to a conversion price of approximately $11.77 per share, subject to adjustment.  The Company intends to use the net proceeds of the offerings to redeem its $67.1 million aggregate principal amount of 6.5% unsecured Senior Notes due 2013 and the remainder of the net proceeds to redeem a portion of its 8.625% unsecured Senior Notes due 2013.  The offerings are not contingent on one another. The closings of the transactions are subject to customary closing conditions and there can be no assurance that either or both transactions will be completed.

The East Coast of the United States has been significantly affected by Hurricane Sandy.  The Company has been actively monitoring the impact of the hurricane on its assets located in the affected areas and as of the date of this report, the Company has not identified any physical damage to its assets that would reasonably be expected to have a material adverse effect on its business, and the Company has not been advised by any borrowers or tenants that they have suffered damages that would reasonably be expected to have a material adverse effect on the Company.  The hurricane happened very recently, however, and there can be no assurance that the Company will not identify additional effects of the hurricane on its business in the future.

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

Executive Overview

For the quarter ended September 30, 2012, we recorded a net loss allocable to common shareholders of $(71.8) million, compared to a loss of $(62.2) million for the same period last year. Adjusted income (loss) allocable to common shareholders was $(26.0) million for the third quarter 2012, compared to $(19.0) million for the prior year. Both net income (loss) and adjusted income (loss) for the third quarter 2011 included $22.2 million of gains from discontinued operations. Excluding these gains, the year over year increase was due to income we are now generating from sales of residential property units, increased earnings from equity method investments, as well as a reduction in general and administrative costs. These improvements were partially offset by decreasing interest income from an overall smaller real estate finance portfolio and increased interest expense due to an elevated cost of capital which has impacted and will continue to impact earnings.

During the quarter ended September 30, 2012, we generated a total of $318.0 million in proceeds from our portfolio, comprised primarily of $157.9 million in loan principal repayments, $146.6 million from sales of OREO assets, and $13.4 million from other investments. We used proceeds from asset sales and loan repayments to repay $147.7 million on the 2011 Tranche A-1 Facility and $66.4 million on the 2012 Tranche A-1 Facility. During the quarter, we funded a total of $28.4 million in investments.

As of September 30, 2012, we had $739.3 million of cash and restricted cash reserved for the repayment of debt. Subsequent to quarter end, we repaid the remaining $460.7 million balance on our senior unsecured convertible notes due October 2012 at maturity primarily with cash reserved for the repayment of indebtedness. In addition, subsequent to quarter end, we refinanced the balance of our 2011 Secured Credit Facilities with a new $1.82 billion senior secured credit facility. This new facility improves our debt maturity profile by extending the maturity from 2013 to October 2017, significantly reduces minimum amortization requirements and has a lower effective interest rate than the facilities it refinanced.

After giving effect to the convertible debt repayment and the refinancing of the 2011 Secured Credit Facilities subsequent to quarter end, our remaining debt maturities through 2013 total $1.04 billion. Consistent with how we have managed debt maturities in recent years, we expect to address these maturities with a combination of unrestricted cash, proceeds from asset repayments and sales and capital market transactions. We also expect to continue to strengthen our balance sheet through deleveraging and will make additional investments in our real estate portfolio to maximize its value.

Results of Operations for the Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011

	For the Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(in thousands)
Interest income	$31,171	$45,851	$(14,680)	(32)%
Operating lease income	38,582	38,322	260	1%
Other income	16,494	10,140	6,354	63%
Total revenue	$86,247	$94,313	$(8,066)	(9)%
Interest expense	$91,777	$90,659	$1,118	1%
Operating costs—net lease assets	5,548	4,845	703	15%
Operating costs—REHI and OREO	24,454	19,792	4,662	24%
Depreciation and amortization	16,787	13,953	2,834	20%
General and administrative	19,037	26,978	(7,941)	(29)%
Provision for loan losses	16,834	9,232	7,602	82%
Impairment of assets	6,542	9,912	(3,370)	(34)%
Other expense	2,394	3,974	(1,580)	(40)%
Total costs and expenses	$183,373	$179,345	$4,028	2%
Gain (loss) on early extinguishment of debt, net	(3,694)	(3,207)	(487)	15%
Earnings from equity method investments	22,719	10,817	11,902	>100%
Income tax expense	(1,791)	(1,354)	(437)	32%
Income (loss) from discontinued operations	2	1,917	(1,915)	<100%
Gain from discontinued operations	—	22,198	(22,198)	(100)%
Income from sales of residential property	15,584	—	15,584	100%
Net income (loss)	$(64,306)	$(54,661)	$(9,645)	18%

Revenue—The decrease in interest income was primarily due to a decline in the average balance of performing loans to $1.59 billion for the three months ended September 30, 2012 from $2.42 billion for the same period in 2011. The decrease in performing loans was primarily due to loan repayments and sales as well as performing loans moving to non-performing status (see Risk Management below). For the three months ended September 30, 2012, performing loans generated a weighted average effective yield of 7.51% as compared to 7.15% in 2011.

As of September 30, 2012, net lease assets were 91.3% leased compared to 88.7% leased as of September 30, 2011. For the three months ended September 30, 2012, total net lease assets generated a weighted average effective yield of 8.6% compared to 8.5% during the same period in 2011.

Within other income, revenue from REHI assets increased to $14.3 million during the three months ended September 30, 2012 from $8.2 million in the same period of 2011 due to an increase in the amount of REHI assets during the last 12 months.

Costs and expenses—Provisions for loan losses recorded during the three months ended September 30, 2012 included higher specific reserves on non-performing loans relative to the prior year; however, these were offset by a reduction in the general reserve primarily due to a reduction in the balance of performing loans outstanding during the current quarter.

Operating costs for REHI and OREO assets were greater during the three months ended September 30, 2012, primarily due to an increase in the number of properties held during the respective periods. In addition, due to the increase in REHI properties held, depreciation and amortization expense increased period to period.

Interest expense increased primarily due to a higher weighted average cost of debt resulting from our 2012 Secured Credit Facility as well as our $275.0 million of 9.0% senior unsecured notes issued in May 2012, which refinanced debt with lower interest rates. Our weighted average effective cost of debt increased to 6.52% for the three months ended September 30, 2012 as compared to 5.79% during the same period in 2011. The increase was offset by a lower average outstanding balance of our debt which declined to $5.50 billion for the three months ended September 30, 2012 from $6.21 billion for the three months ended September 30, 2011.

General and administrative expenses decreased primarily due to lower payroll and employee related costs resulting from staffing reductions as well as $3.6 million of lower stock-based compensation expense. Stock-based compensation expense was higher in 2011 due to the incremental expense associated with the July 2011 modification of our restricted stock units originally awarded on December 19, 2008.

Impairments of assets for the three months ended September 30, 2012 primarily consisted of a $3.6 million impairment on an individual net lease asset. Impairment of assets for the three months ended September 30, 2011 primarily consisted of $9.3 million on OREO assets.

Gain on early extinguishment of debt, net—During the three months ended September 30, 2012, we recorded a net loss on early extinguishment of debt of $3.7 million, related to the write-off of unamortized deferred financing fees resulting from repayments made on the A-1 Tranches of the 2011 and 2012 Secured Credit Facilities, as well as repurchases of our senior unsecured convertible notes. Losses related to the write-off of deferred financing fees were slightly lower during 2011 due to fewer early repayments of debt in that quarter.

Earnings from equity method investments—Earnings from equity method investments during the three months ended September 30, 2012, includes $4.0 million of equity in earnings resulting from income from sales of residential property units recorded by one of our OREO investments where we hold an equity interest. The remaining increase was due to improved performance at certain of our strategic investments, primarily LNR and the Madison Funds.

Discontinued operations—During the three months ended September 30, 2011, we realized a $22.2 million gain from discontinued operations previously deferred as part of the June 2010 sale of 32 net lease assets.

Income from sales of residential property—During the three months ended September 30, 2012, we sold OREO assets with a carrying value of $131.3 million. A portion of the properties sold were residential property units for which we recorded income of $15.6 million.

Results of Operations for the Nine Months Ended September 30, 2012 compared to the Nine Months Ended September 30, 2011

	For the Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(in thousands)
Interest income	$104,822	$186,805	$(81,983)	(44)%
Operating lease income	114,990	114,076	914	1%
Other income	55,125	26,412	28,713	>100%
Total revenue	$274,937	$327,293	$(52,356)	(16)%
Interest expense	$271,595	$255,505	$16,090	6%
Operating costs—net lease assets	13,676	13,515	161	1%
Operating costs—REHI and OREO	68,952	55,582	13,370	24%
Depreciation and amortization	50,263	43,777	6,486	15%
General and administrative	61,674	77,077	(15,403)	(20)%
Provision for loan losses	60,865	30,462	30,403	100%
Impairment of assets	29,541	14,165	15,376	>100%
Other expense	6,754	7,156	(402)	(6)%
Total costs and expenses	$563,320	$497,239	$66,081	13%
Gain (loss) on early extinguishment of debt, net	(6,858)	102,348	(109,206)	<100%
Earnings from equity method investments	75,925	54,881	21,044	38%
Income tax expense	(6,540)	(9,731)	3,191	(33)%
Income (loss) from discontinued operations	1,532	3,470	(1,938)	(56)%
Gain from discontinued operations	27,257	22,198	5,059	23%
Income from sales of residential property	35,583	—	35,583	100%
Net income (loss)	$(161,484)	$3,220	$(164,704)	<100%

Revenue—The decrease in interest income is primarily due to a decline in the average balance of performing loans to $1.74 billion for the nine months ended September 30, 2012 from $2.73 billion for the same period in 2011. The decrease in performing loans was primarily due to loan repayments and sales as well as performing loans moving to non-performing status (see Risk Management below). For the nine months ended September 30, 2012, performing loans generated a weighted average effective yield of 7.50% as compared to 7.49% in 2011. Additionally, during the nine months ended September 30, 2011, we recorded $26.3 million of interest income related to certain nonperforming loans that were resolved, including interest not previously recorded due to the loans being on non-accrual status.

As of September 30, 2012, net lease assets were 91.3% leased compared to 88.7% leased as of September 30, 2011. For the nine months ended September 30, 2012, total net lease assets generated a weighted average effective yield of 8.7% compared to 8.3% during the same period in 2011.

Within other income, revenue from REHI assets increased to $43.4 million during the nine months ended September 30, 2012 from $22.4 million in the same period of 2011 due to an increase in the amount of REHI assets during the last 12 months. In addition, during the nine months ended September 30, 2012, we recorded income of $6.4 million related to the sale of loans.

Costs and expenses—Provisions for loan losses recorded during the nine months ended September 30, 2012 included higher specific reserves on non-performing loans relative to the prior year as well as a reduction in the general reserve primarily due to a reduction in the balance of performing loans outstanding during that year.

Interest expense increased primarily due to a higher weighted average cost of debt resulting from our 2011 and 2012 Secured Credit Facilities as well as the $275.0 million of 9.0% senior unsecured notes issued in May 2012, which refinanced debt with lower interest rates. This increase was partially offset by lower average outstanding borrowings. Our weighted average effective cost of debt increased to 6.32% for the nine months ended September 30, 2012 as compared to 5.12% during the same period in 2011. The average outstanding balance of debt declined to $5.67 billion for the nine months ended September 30, 2012 from $6.65 billion for the nine months ended September 30, 2011.

Impairments of assets for the nine months ended September 30, 2012 primarily consisted of $23.3 million of impairments on net lease assets, driven primarily by changes in business strategy for these assets and $5.3 million on OREO assets. For the nine months ended September 30, 2011 impairments consisted primarily of $12.6 million on OREO assets.

Operating costs for REHI and OREO were greater during the nine months ended September 30, 2012 primarily due to an increase in the number of properties held during the respective periods. In addition, due to the increase in REHI assets held, depreciation and amortization expense increased period to period.

General and administrative expenses decreased primarily due to lower payroll and employee related costs resulting from staffing reductions as well as $4.0 million of lower stock-based compensation expense. Stock-based compensation expense was higher in 2011 due to the incremental expense associated with the July 2011 modification of our restricted stock units originally awarded on December 19, 2008.

Gain on early extinguishment of debt, net—During the nine months ended September 30, 2012, net loss on early extinguishment of debt was primarily related to the write-off of deferred financing fees from repayments made on the A-1 Tranches of the 2011 and 2012 Secured Credit Facilities and repurchases of the senior unsecured convertible notes.

During the same period in 2011, we fully redeemed the $312.3 million remaining principal amount of 10% senior secured notes due June 2014 and recorded a $109.0 million gain on early extinguishment of debt. This was partially offset by losses on extinguishment of debt primarily related to the write-off of unamortized deferred financing fees resulting from repayments of our secured credit facilities and the 2011 Tranche A-1 facility.

Earnings from equity method investments—Earnings from equity method investments increased during the nine months ended September 30, 2012, primarily due to $22.2 million of equity in earnings resulting from income from sales of residential property units recorded by one of our OREO investments where we hold an equity interest. Earnings from certain of our other strategic investments increased due to better overall market performance. These increases were offset by the sale of our interests in Oak Hill Advisors, L.P. and related entities in October of 2011, which generated $8.8 million of earnings during the nine months ended September 30, 2011.

Income tax expense—Income tax expense for the nine months ended September 30, 2012 declined from the same period in the prior year primarily due to our ability in the current year to utilize net operating loss carry forwards to offset much of the income generated by our taxable REIT subsidiaries.

Discontinued operations—During the nine months ended September 30, 2012, we sold net lease assets with a carrying value of $115.5 million and recorded a gain of $27.3 million. During the nine months ended September 30, 2011, we realized a $22.2 million gain from discontinued operations previously deferred as part of the June 2010 sale of a portfolio of 32 net lease assets. Income (loss) from discontinued operations includes operating results from net lease assets sold prior to September 30, 2012.

Income from sales of residential property—During the nine months ended September 30, 2012, we sold OREO assets with a carrying value of $281.0 million, primarily comprised of sales of residential property units for which we recorded income of $35.6 million.

Adjusted income and Adjusted EBITDA

In addition to net income (loss), we use Adjusted income and Adjusted EBITDA to measure our operating performance. Adjusted income represents net income allocable to common shareholders, prior to the effect of depreciation and amortization, provision for loan losses, impairment of assets, stock-based compensation, and the gain (loss) on early extinguishment of debt. Adjusted EBITDA represents net income (loss) plus the sum of interest expense, income taxes, depreciation and amortization, provision for loan losses, impairment of assets and stock-based compensation expense, less the gain/loss on early extinguishment of debt.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Adjusted income
Net income (loss) allocable to common shareholders	$(71,784)	$(62,231)	$(185,573)	$(27,117)
Add: Depreciation and amortization (1)	16,787	15,077	51,205	47,142
Add: Provision for loan losses	16,834	9,232	60,865	30,462
Add: Impairment of assets (2)	6,542	9,912	30,061	14,140
Add: Stock-based compensation expense	3,512	7,153	11,625	15,622
Less: (Gain)/loss on early extinguishment of debt, net	3,694	3,207	6,858	(102,348)
Less: HPU/Participating Security allocation	(1,555)	(1,394)	(5,264)	(152)
Adjusted income (loss) allocable to common shareholders	$(25,970)	$(19,044)	$(30,223)	$(22,251)

Explanatory Notes:
_______________________________________________________________________________

(1)
For the nine months ended September 30, 2012, depreciation and amortization includes $943 of depreciation and amortization reclassified to discontinued operations. For the three and nine months ended September 30, 2011, depreciation and amortization includes $1,124 and $3,366, respectively, of depreciation and amortization reclassified to discontinued operations.

(2)	For the nine months ended September 30, 2012 and 2011, impairment of assets includes $520 and $(25), respectively, of impairment of assets reclassified to discontinued operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Adjusted EBITDA
Net income (loss)	$(64,306)	$(54,661)	$(161,484)	$3,220
Add: Interest expense(1)	91,777	91,777	272,659	258,183
Add: Income tax expense	1,791	1,354	6,540	9,731
Add: Depreciation and amortization(2)	16,787	15,077	51,205	47,142
EBITDA	$46,049	$53,547	$168,920	$318,276
Add: Provision for loan losses	16,834	9,232	60,865	30,462
Add: Impairment of assets(3)	6,542	9,912	30,061	14,140
Add: Stock-based compensation expense	3,512	7,153	11,625	15,622
Less: (Gain)/loss on early extinguishment of debt, net	3,694	3,207	6,858	(102,348)
Adjusted EBITDA	$76,631	$83,051	$278,329	$276,152

Explanatory Notes:
_______________________________________________________________________________

(1)
For the nine months ended September 30, 2012, interest expense includes $1,064 of interest expense reclassified to discontinued operations. For the three and nine months ended September 30, 2011, interest expense includes $1,118 and $2,678, respectively, of interest expense reclassified to discontinued operations.

(2)
For the nine months ended September 30, 2012, depreciation and amortization includes $943 of depreciation and amortization reclassified to discontinued operations. For the three and nine months ended September 30, 2011, depreciation and amortization includes $1,124 and $3,366, respectively, of depreciation and amortization reclassified to discontinued operations.

(3)	For the nine months ended September 30, 2012 and 2011, impairment of assets includes $520 and $(25), respectively, of impairment of assets reclassified to discontinued operations.

Risk Management

Loan Credit Statistics—The table below summarizes our non-performing loans, watch list loans and the reserves for loan losses associated with our loans ($ in thousands):

	As of
	September 30, 2012	December 31, 2011
Non-performing loans
Carrying value(1)	$639,907	$771,196
As a percentage of total carrying value of loans	30.2%	27.1%
Watch list loans
Carrying value	$18,796	$136,006
As a percentage of total carrying value of loans	0.9%	4.8%
Reserve for loan losses
Total reserve for loan losses	$543,498	$646,624
As a percentage of total loans before loan loss reserves	20.4%	18.5%
Non-performing loan asset-specific reserves for loan losses	$490,639	$557,129
As a percentage of gross carrying value of non-performing loans	43.4%	41.9%

Explanatory Note:
_______________________________________________________________________________

(1)	As of September 30, 2012 and December 31, 2011, carrying values of non-performing loans, net of asset-specific reserves for loan losses are $490.6 million and $557.1 million, respectively.

Non-Performing Loans—We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; (2) the loan has a maturity default; or (3) management determines it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. All non-performing loans are placed on non-accrual status and income is only recognized in certain cases upon actual cash receipt. As of September 30, 2012, we had non-performing loans with an aggregate carrying value of $639.9 million. Our non-performing loans decreased during the nine months ended September 30, 2012, primarily due to transfers of non-performing loans to REHI and OREO.

Watch List Loans—During our quarterly loan portfolio assessments, loans are put on the watch list if deteriorating performance indicates they warrant a higher degree of monitoring and senior management attention. As of September 30, 2012, we had loans on the watch list with a combined carrying value of $18.8 million.

Reserve for Loan Losses—The reserve for loan losses was $543.5 million as of September 30, 2012, or 20.4% of the gross carrying value of total loans, compared to $646.6 million or 18.5% at December 31, 2011. The change in the balance of the reserve was the result of $60.9 million of provisioning for loan losses, reduced by $164.0 million of charge-offs during the nine months ended September 30, 2012. Due to the continued volatility of the commercial real estate market, the process of estimating collateral values and reserves require us to use significant judgment. In addition, the process of estimating values and reserves for our European assets (which had a carrying value of $226.4 million as of September 30, 2012), is subject to additional risks related to the continued economic uncertainty in the Eurozone. We currently believe there are adequate collateral and reserves to support the carrying values of the loans.

The reserve for loan losses includes an asset-specific component and a formula-based component. An asset-specific reserve is established for an impaired loan when the estimated fair value of the loan's collateral less costs to sell is lower than the carrying value of the loan. As of September 30, 2012, asset-specific reserves decreased to $505.9 million compared to $573.1 million at December 31, 2011, primarily due to charge-offs on assets that were sold or transferred to REHI and OREO. The decrease was partially offset by additional reserves established on new non-performing loans.

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

The general reserve decreased to $37.6 million or 2.5% of the gross carrying value of performing loans as of September 30, 2012, compared to $73.5 million or 3.4% of the gross carrying value of performing loans at December 31, 2011. This reduction is primarily attributable to the reduction in the balance of performing loans combined with an improvement in the weighted average risk ratings of performing loans to 3.08 as of September 30, 2012 compared to 3.29 as of December 31, 2011.

Real Estate Held for Investment, net and Other Real Estate Owned—REHI and OREO consist of properties acquired through foreclosure or by deed-in-lieu of foreclosure in full or partial satisfaction of non-performing loans. Properties are designated as REHI or OREO depending on our strategic plan to realize the maximum value from the collateral received. When we intend to hold, operate or develop the property for a period of at least 12 months, assets are classified as REHI, and when we intend to market these properties for sale in the near term, assets are classified as OREO. As of September 30, 2012 we had $1.17 billion of assets classified as REHI and $706.7 million as OREO. During the three and nine months ended September 30, 2012, we recorded impairment charges of $1.5 million and $5.3 million, respectively, on OREO assets due to changing market conditions. The continued volatility of the commercial real estate market requires us to use significant judgment in estimating fair values of REHI and OREO properties at the time of transfer and thereafter when events or circumstances indicate there may be a potential impairment. Additionally, we will continue to incur holding and operating costs related to REHI and OREO assets while they are being marketed for sale or redeveloped and repositioned. During the nine months ended September 30, 2012, REHI and OREO assets generated $79.0 million of combined revenue and income from sales of residential property units, which was offset by $69.0 million of net expenses.

Risk concentrations—As of September 30, 2012, our total investment portfolio was comprised of the following property/collateral types ($ in thousands)(1):

Property/Collateral Types	Performing Loans	Net Lease Assets	Non- performing Loans	REHI	OREO	Total	% of Total
Land	$123,998	$55,987	$215,650	$768,604	$127,518	$1,291,757	21.5%
Apartment / Residential	264,497	—	64,892	5,623	388,712	723,724	12.1%
Office	114,547	461,289	35,767	67,364	—	678,967	11.3%
Industrial / R&D	87,228	460,109	7,874	48,384	—	603,595	10.1%
Retail	251,703	52,823	132,868	81,203	62,424	581,021	9.7%
Entertainment / Leisure	61,700	417,755	73,100	—	188	552,743	9.2%
Mixed Use / Mixed Collateral	236,437	—	—	169,921	60,880	467,238	7.8%
Hotel	210,339	92,501	94,469	33,856	22,141	453,306	7.5%
Other property types	165,967	—	15,287	—	44,852	226,106	3.8%
Other Investments	—	—	—	—	—	419,648	7.0%
Total	$1,516,416	$1,540,464	$639,907	$1,174,955	$706,715	$5,998,105	100.0%

Explanatory Note:
_______________________________________________________________________________

(1)	Based on the carrying value of our total investment portfolio gross of general loan loss reserves.

As of September 30, 2012, our total investment portfolio had the following characteristics by geographical region ($ in thousands):

Geographic Region	Carrying Value(1)	% of Total
West	$1,380,038	23.0%
Northeast	1,099,046	18.3%
Southeast	855,888	14.3%
Southwest	798,372	13.3%
Mid-Atlantic	591,048	9.8%
Various	405,711	6.8%
International (2)	357,652	6.0%
Central	319,628	5.3%
Northwest	190,722	3.2%
Total	$5,998,105	100.0%

Explanatory Notes:
_______________________________________________________________________________

(1)	Based on the carrying value of our total investment portfolio gross of general loan loss reserves.

(2)	Includes $226.4 million of European assets.

Liquidity and Capital Resources

During the quarter ended September 30, 2012, we generated a total of $318.0 million in proceeds from our portfolio, comprised primarily of $157.9 million in loan principal repayments, $146.6 million from sales of OREO assets and $13.4 million from other investments. We also funded a total of $28.4 million in investments.

We used proceeds from asset sales and loan repayments to repay $147.7 million on the 2011 Tranche A-1 Facility and $66.4 million on the 2012 Tranche A-1 Facility. Based on the total amount repaid to date, we have exceeded the minimum required amortization repayments due on the 2012 Tranche A-1 Facility though December 31, 2013.

As of September 30, 2012, our debt maturities and minimum amortization requirements due before December 31, 2013 included $460.7 million of unsecured convertible notes due in October 2012, $1.02 billion of unsecured notes due in 2013, and $648.3 million of secured debt due in 2013. We had $739.3 million of cash and restricted cash reserved for the repayment of debt as of September 30, 2012. Subsequent to quarter end, we repaid our $460.7 million of senior unsecured convertible notes primarily with cash restricted for the repayment of indebtedness. In addition, subsequent to quarter end, we refinanced our 2011 Secured Credit Facilities with a new $1.82 billion senior secured credit facility. After giving effect to the convertible debt repayment and the refinancing of the 2011 Secured Credit Facilities subsequent to quarter end, remaining debt maturities and minimum amortization requirements due before December 31, 2013 total $1.04 billion. See Subsequent Events for further details.
Our capital sources to meet our remaining debt maturities through 2013 will primarily include cash on hand as well as debt refinancings, proceeds from unencumbered asset sales and loan repayments from borrowers, and may include equity capital raising transactions. As of September 30, 2012, we had unencumbered assets with a carrying value of approximately $3.33 billion.
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
Contractual Obligations—The following table outlines the contractual obligations related to our long-term debt agreements and operating lease obligations as of September 30, 2012 (see Note 9 of the Notes to the Consolidated Financial Statements).

	Principal And Interest Payments Due By Period
	Total	Less Than 1 Year(1)	2 - 3 Years(1)	4 - 5 Years	6 - 10 Years	After 10 Years
	(in thousands)
Long-Term Debt Obligations:
Secured credit facilities(2)	$2,680,573	$498,320	$1,548,253	$634,000	$—	$—
Unsecured notes	1,959,700	501,701	821,874	636,125	—	—
Convertible notes(2)	460,660	460,660	—	—	—	—
Secured term loans	238,152	—	—	—	172,222	65,930
Other debt obligations	100,000	—	—	—	—	100,000
Total principal maturities	$5,439,085	$1,460,681	$2,370,127	$1,270,125	$172,222	$165,930
Interest Payable(3)	839,633	324,865	312,466	140,113	36,441	25,748
Operating Lease Obligations	34,272	5,661	9,454	8,881	10,276	—
Total(4)	$6,312,990	$1,791,207	$2,692,047	$1,419,119	$218,939	$191,678

Explanatory Notes:
_______________________________________________________________________________

(1)	Future long-term debt obligations due during the years ending December 31, 2013 and 2014 are $1.67 billion and $1.56 billion, respectively.

(2)	Subsequent to quarter end, we repaid our convertible notes outstanding and refinanced the balance of our 2011 Secured Credit Facilities. See Subsequent Events.

(3)	All variable-rate debt assumes a 30-day LIBOR rate of 0.21% (the 30-day LIBOR rate at September 30, 2012).

(4)
We also have issued letters of credit totaling $12.6 million in connection with five of our investments. See Unfunded Commitments below, for a discussion of certain unfunded commitments related to our lending and net lease businesses.

2012 Secured Credit Facilities—In March 2012, we entered into an $880.0 million senior secured credit agreement providing for two tranches of term loans: a $410.0 million 2012 A-1 tranche due March 2016, which bears interest at a rate of LIBOR + 4.00% (the "2012 Tranche A-1 Facility"), and a $470.0 million 2012 A-2 tranche due March 2017, which bears interest at a rate of LIBOR + 5.75% (the "2012 Tranche A-2 Facility," together the "2012 Secured Credit Facilities"). The 2012 A-1 and A-2 tranches were issued at 98.0% of par and 98.5% of par, respectively, and both tranches include a LIBOR floor of 1.25%. Proceeds from the 2012 Secured Credit Facilities were used to repurchase $324.1 million aggregate principal amount of our convertible notes due October 2012, to fully repay the $244.0 million balance on our unsecured credit facility due June 2012, and to repay, upon maturity, $90.3 million outstanding principal balance of our 5.50% senior unsecured notes. As of September 30, 2012, remaining proceeds were included in restricted cash as they are reserved for the repayment of indebtedness.

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

Through September 30, 2012, we have made cumulative amortization repayments of $147.7 million on the 2012 Tranche A-1 Facility, which exceeds all required amortization payments through December 31, 2013. Repayments of the 2012 Tranche A-1 Facility prior to scheduled amortization dates have resulted in losses on early extinguishment of debt of $2.4 million and $5.3 million for the three and nine months ended September 30, 2012, respectively, related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid.

2011 Secured Credit Facilities—In March 2011, we entered into a $2.95 billion senior secured credit agreement providing for two tranches of term loans: a $1.50 billion 2011 A-1 tranche due June 2013, which bears interest at a rate of LIBOR + 3.75% (the "2011 Tranche A-1 Facility"), and a $1.45 billion 2011 A-2 tranche due June 2014, which bears interest at a rate of LIBOR + 5.75% (the "2011 Tranche A-2 Facility," together the "2011 Secured Credit Facilities"). The 2011 A-1 and A-2 tranches were issued at 99.0% of par and 98.5% of par, respectively, and both tranches include a LIBOR floor of 1.25%.

The 2011 Secured Credit Facilities are collateralized by a first lien on a fixed pool of collateral consisting of loan, net lease, OREO and REHI assets. Proceeds from principal repayments and sales of collateral are applied to amortize the 2011 Secured Credit Facilities. Proceeds received for interest, rent, lease payments, fee income and, under certain circumstances, additional amounts funded on assets serving as collateral are retained by us. The 2011 Tranche A-1 Facility requires that aggregate cumulative amortization payments of not less than $200.0 million shall be made on or before December 30, 2011, not less than $450.0 million on or before June 30, 2012, not less than $750.0 million on or before December 31, 2012 and not less than $1.50 billion on or before June 28, 2013. The 2011 Tranche A-2 Facility will begin amortizing six months after the repayment in full of the 2011 Tranche A-1 Facility, such that not less than $150.0 million of cumulative amortization payments shall be made on or before the six month anniversary of repayment of the Tranche A-1 Facility, with additional amortization payments of $150.0 million due on or before each six month anniversary thereafter, with any unpaid principal amounts due at maturity in June 2014.

Through September 30, 2012, we have made cumulative amortization repayments of $1.00 billion on the 2011 Tranche A-1 Facility, which exceeds all required amortization payments through December 31, 2012, leaving $498.3 million to be paid by maturity in June 2013. Repayments of the 2011Tranche A-1 Facility prior to scheduled amortization dates have resulted in losses on early extinguishment of debt of $0.9 million and $4.1 million for the three and nine months ended September 30, 2012, respectively, related to the acceleration of discounts and unamortized deferred financing fees on the portion of the facility that was repaid. See Subsequent Events below for details on the refinancing of the 2011 Secured Credit Facilities in October 2012.

Secured Term Loans—In September 2012, we refinanced two secured term loans with an aggregate outstanding principal balance of $53.3 million, bearing interest at rates of 5.3% and 8.2% and maturing in January 2013. The new $54.5 million secured term loan bears interest at 4.851%, matures in October 2022 and is collateralized by the same net lease asset as the original term loan. In connection with the refinancing, we recorded a loss on early extinguishment of debt of $0.5 million in our Consolidated Statements of Operations for both the three and nine months ended September 30, 2012.

In addition, during the nine months ended September 30, 2012, in conjunction with the sale of a portfolio of 12 net lease assets, we repaid the $50.8 million outstanding balances of our LIBOR + 4.50% secured term loans due in 2014 and terminated the related interest rate swaps associated with the loans.

Unsecured Credit Facility—During the nine months ended September 30, 2012, we repaid the $243.7 million remaining principal balance of our LIBOR + 0.85% unsecured credit facility due June 2012. In connection with the repayments, we recorded a loss on early extinguishment of debt of $0.2 million.

Secured Notes—In January 2011, we redeemed the $312.3 million remaining principal balance of our 10% 2014 secured exchange notes and recorded a gain on early extinguishment of debt of $109.0 million primarily related to the recognition of deferred gain premiums that resulted from a previous debt exchange.

Unsecured Notes—In May 2012, we issued $275.0 million aggregate principal of 9.0% senior unsecured notes due June 2017 that were sold at 98.012% of their principal amount. Proceeds from this transaction are reserved for the repayment of indebtedness and included in "Restricted cash" on our Consolidated Balance Sheet as of September 30, 2012.

During the nine months ended September 30, 2012, we repaid, upon maturity, the $169.7 million outstanding principal balance of our 5.15% senior unsecured notes and the $90.3 million outstanding principal balance of our 5.50% senior unsecured notes. In addition, we repurchased $420.4 million par value of senior unsecured notes with various maturities ranging from March 2012 to October 2012. In connection with these repurchases, we recorded aggregate losses on early extinguishment of debt of $0.1 million and gains of $3.2 million, for the three and nine months ended September 30, 2012, respectively.

Unencumbered/Encumbered Assets—As of September 30, 2012, the carrying value of our unencumbered and encumbered assets by asset type are as follows ($ in thousands):

	As of September 30, 2012		As of December 31, 2011
	Encumbered Assets	Unencumbered Assets	Encumbered Assets	Unencumbered Assets
Loans and other lending investments, net(1)	$1,594,426	$561,897	$1,780,591	$1,153,671
Net lease assets, net	1,265,341	275,123	1,173,982	528,782
REHI, net	331,357	843,598	359,597	868,537
OREO	392,621	314,094	177,092	500,366
Other investments	59,816	359,832	37,957	419,878
Cash and other assets	—	979,914	—	590,884
Total	$3,643,561	$3,334,458	$3,529,219	$4,062,118

Explanatory Note:
_______________________________________________________________________________

(1)	As of September 30, 2012 and December 31, 2011, the amounts presented exclude general reserves for loan losses of $37.6 million and $73.5 million, respectively.

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

Unfunded Commitments—We generally fund construction and development loans and build-outs of space in net lease assets over a period of time if and when the borrowers and tenants meet established milestones and other performance criteria. We refer to these arrangements as Performance-Based Commitments. In addition, we sometimes establish a maximum amount of additional funding which we will make available to a borrower or tenant for an expansion or addition to a project if we approve of the expansion or addition in our sole discretion. We refer to these arrangements as Discretionary Fundings. Finally, we have committed to invest capital in several real estate funds and other ventures. These arrangements are referred to as Strategic Investments. As of September 30, 2012, the maximum amounts of the fundings we may make under each category, assuming all performance hurdles and milestones are met under the Performance-Based Commitments, that we approve all Discretionary Fundings and that 100% of our capital committed to Strategic Investments is drawn down, are as follows (in thousands):

	Loans	Net Lease Assets	Strategic Investments	Total
Performance-Based Commitments	$36,027	$47,570	$—	$83,597
Discretionary Fundings	167	—	—	167
Other	—	—	39,461	39,461
Total	$36,194	$47,570	$39,461	$123,225

Transactions with Related Parties—Prior to our annual stockholders' meeting in May 2012, Glenn August served as a member of our Board of Directors. Mr. August is the president and senior partner of Oak Hill Advisors, L.P.

•	We recorded equity in earnings from our investments in Oak Hill funds of $2.0 million and $5.9 million, respectively, for the three and nine months ended September 30, 2012.

•	During the nine months ended September 30, 2012, we redeemed our interests in four investments in Oak Hill related entities for $7.8 million of net cash proceeds.

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

During the nine months ended September 30, 2012, we repurchased 0.8 million shares of our outstanding Common Stock for approximately $4.6 million, at an average cost of $5.69 per share. As of September 30, 2012, we had $16.0 million of Common Stock available to repurchase under our Board authorized stock repurchase programs.

Subsequent Events—On October 1, 2012, we repaid, upon maturity, the $460.7 million remaining principal balance of our LIBOR + 0.50% senior unsecured convertible notes primarily with cash restricted for the repayment of indebtedness.

On October 15, 2012, we entered into a $1.82 billion senior secured credit agreement due October 15, 2017 (the “New Credit Facility”). The New Credit Facility bears interest at a rate of LIBOR + 4.50%, with a 1.25% LIBOR floor, and was issued at 99.0% of par. Proceeds from the New Credit Facility were used to refinance the remaining outstanding balances of our existing 2011 Secured Credit Facilities.

Borrowings under the New Credit Facility are collateralized by a first lien on a fixed pool of assets, with required minimum collateral coverage of not less than 125% of outstanding borrowings. If collateral coverage is less than 137.5% of outstanding borrowings, 100% of the proceeds from principal repayments and sales of collateral will be applied to repay outstanding borrowings under the New Credit Facility. For so long as collateral coverage is between 137.5% and 150% of outstanding borrowings, 50% of proceeds from principal repayments and sales of collateral will be applied to repay outstanding borrowings under the New Credit Facility and for so long as collateral coverage is greater than 150% of outstanding borrowings, we may retain all proceeds from principal repayments and sales of collateral. We retain proceeds from interest, rent, lease payments and fee income in all cases. The New Credit Facility contains certain covenants relating to the collateral, among other matters, but does not contain corporate level financial covenants. For so long as we maintain our qualification as a REIT, we are permitted to distribute 100% of our REIT taxable income on an annual basis. In addition, we may distribute to our stockholders real estate assets, or interests therein, having an aggregate equity value not to exceed $200 million, that are not collateral securing the borrowings under the New Credit Facility. Except for the distribution of real estate assets described in the preceding sentence, we may not pay common dividends in we cease to qualify as a REIT.

After giving effect to the convertible debt repayment and the refinancing of the 2011 Secured Credit Facilities subsequent to quarter end, our future scheduled maturities of outstanding long-term debt obligations are as follows ($ in thousands):

	Unsecured Debt	Secured Debt	Total
2012 (remaining three months)	$—	$4,550	$4,550
2013	1,017,209	18,200	1,035,409
2014	200,601	75,453	276,054
2015	105,765	100,200	205,965
2016	261,403	141,200	402,603
Thereafter	474,722	2,450,802	2,925,524
Total principal maturities	$2,059,700	$2,790,405	$4,850,105

On November 7, 2012, we priced two public offerings of debt securities: $300 million of unsecured 7.125% Senior Notes due 2018 and $175 million of unsecured 3.0% Convertible Senior Notes due 2016 (plus up to an additional $25 million of Convertible Senior Notes if the underwriters exercise their option to purchase additional notes in full).  The Convertible Senior Notes are convertible into shares of our common stock at a conversion rate of 84.9582 shares per $1,000 principal amount of notes, which is equal to a conversion price of approximately $11.77 per share, subject to adjustment.  We intend to use the net proceeds of the offerings to redeem our  $67.1 million aggregate principal amount of 6.5% unsecured Senior Notes due 2013 and the remainder of the net proceeds to redeem a portion of our 8.625% unsecured Senior Notes due 2013.  The offerings are not contingent on one another. The closings of the transactions are subject to customary closing conditions and there can be no assurance that either or both transactions will be completed.

The East Coast of the United States has been significantly affected by Hurricane Sandy.  We have been actively monitoring the impact of the hurricane on our assets located in the affected areas and as of the date of this report, we have not identified any physical damage to our assets that would reasonably be expected to have a material adverse effect on our business, and we have not been advised by any borrowers or tenants that they have suffered damages that would reasonably be expected to have a material adverse effect on us.  The hurricane happened very recently, however, and there can be no assurance that we will not identify additional effects of the hurricane on our business in the future.

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

A summary of our critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2011 in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of September 30, 2012.

New Accounting Pronouncements—For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see Note 3 of the Notes to the Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in Quantitative and Qualitative Disclosures About Market Risk for the first nine months of 2012 as compared to the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2011. See discussion of quantitative and qualitative disclosures about market risk under Item 7a—"Quantitative and Qualitative Disclosures about Market Risk," included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The agreement in principle to settle the Citiline Action is subject to Court approval and a motion for preliminary Court approval has been filed.  The parties to the Citiline Action have executed a final settlement stipulation, including releases of liability in favor of the defendants conditioned on final Court approval.  Following preliminary Court approval, notice of the settlement will be mailed to class members and a final hearing will be scheduled.  Upon final Court approval of the settlement, the Citiline Action will be dismissed in its entirety with prejudice and the settlement will be final.

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
10.1
Credit Agreement, by and among iStar Financial Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent and Bank of America, N.A., as Documentation Agent, dated as of October 15, 2012 (incorporated by reference from the Company's Current Report on Form 8-K filed on October 18, 2012).

10.2
Security Agreement, by iStar Tara Holdings LLC, SFI Belmont LLC and the others parties thereto, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of October 15, 2012 (incorporated by reference from the Company's Current Report on Form 8-K filed on October 18, 2012).

10.3
Guarantee Agreement, by iStar Tara Holdings LLC, SFI Belmont LLC and the others parties thereto, in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of October 15, 2012 (incorporated by reference from the Company's Current Report on Form 8-K filed on October 18, 2012).

31.1	Certifications pursuant to Section 302 of the Sarbanes‑Oxley Act
32.1	Certifications pursuant to Section 906 of the Sarbanes‑Oxley Act.
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 is formatted in XBRL ("eXtensible Business Reporting Language"): (i) the Consolidated Balance Sheets (unaudited) as of September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2012 and 2011, (iv) the Consolidated Statement of Changes in Equity (unaudited) for the nine months ended September 30, 2012, (v) the Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2012 and 2011 and (vi) the Notes to the Consolidated Financial Statements (unaudited).*

Explanatory Notes:
_______________________________________________________________________________

*
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

iSTAR FINANCIAL INC. Registrant
Date:	November 9, 2012	/s/ JAY SUGARMAN
Jay Sugarman Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)
iSTAR FINANCIAL INC. Registrant
Date:	November 9, 2012	/s/ DAVID M. DISTASO
David M. DiStaso Chief Financial Officer (principal financial and accounting officer)